Form 10-Q
period 1996-03-30
KOPIN CORP
filed 1996-05-14
CIK 771266

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


 QUARTERLY REPORT PURSUANT TO SECTION 13 OR l5(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 30, 1996

                         Commission file number 0-19882


                               KOPIN CORPORATION
                               -----------------
             (Exact name of registrant as specified in its charter)



             DELAWARE                                  04-2833935
             --------                                  ----------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                     Identification No.)

695 MYLES STANDISH BLVD.,TAUNTON, MA                   02780-1042
- - ------------------------------------                   ----------
(Address of principal executive offices)               (Zip Code)



       Registrant's telephone number, including area code (508) 824-6696
                                                          --------------

                                 Not Applicable
                                 --------------
             Former name, former address, and former fiscal year,
                         if changed since last report


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or l5(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes   X    No
                                     ---       ---


Applicable only to corporate issuers:

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                   Class                  Outstanding as of April 30, 1996
                   -----                  --------------------------------

       Common Stock, par value $.01                 10,918,682

                               KOPIN CORPORATION

                                     INDEX
                                     -----



                                                                    Page No.
                                                                    -------
[S]                                                                [C]
PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements


           Consolidated Balance Sheets at
           March 30, 1996 and December 31, 1995                          3


           Consolidated Statements of Operations for the
           Three months ended March 30, 1996 and April 1, 1995           4


           Consolidated Statements of Stockholders' Equity for the
           Three months ended March 30, 1996 and April 1, 1995           5


           Consolidated Statements of Cash Flows for the
           Three months ended March 30, 1996 and April 1, 1995           6


           Notes to Consolidated Financial Statements                    7


  Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                     8


PART II - OTHER INFORMATION

  Item 4.  Submission of Matters to a Vote of Security-Holders          11


  Item 6.  Exhibits and Reports on Form 8-K                             11


SIGNATURES                                                              12

                               KOPIN CORPORATION

                          CONSOLIDATED BALANCE SHEETS


                                                                         March 30, 1996       December 31, 1995
                                                                         --------------       -----------------
                                                                           (unaudited)
ASSETS
- - ------
Current assets:
  Cash and equivalents                                                      $22,292,085             $24,718,023
  Marketable securities                                                      16,346,147              17,278,954
  Accounts receivable, net of allowance of $97,600 and $85,600:
    Billed                                                                    4,010,920               3,147,846
    Unbilled                                                                  3,986,438               3,438,766
  Inventory                                                                   7,608,943               6,402,190
  Prepaid expenses and other current assets                                   1,202,795               1,984,612
                                                                            -----------             -----------
      Total current assets                                                   55,447,328              56,970,391

Equipment and improvements:
  Equipment                                                                  18,486,572              19,258,354
  Leasehold improvements                                                        835,900                 835,900
  Furniture and fixtures                                                        420,349                 414,707
  Equipment under construction                                                1,099,755                 964,446
                                                                            -----------             -----------
                                                                             20,842,576              21,473,407
  Accumulated depreciation and amortization                                   9,908,967               9,902,444
                                                                             ----------             -----------
                                                                             10,933,609              11,570,963
Other assets                                                                  3,517,716               3,438,334
Intangible assets                                                             3,004,798               4,179,877
                                                                            -----------             -----------
      Total assets                                                          $72,903,451             $76,159,565
                                                                            -----------             -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
- - ------------------------------------
Current liabilities:
  Notes payable                                                             $ 3,500,000             $ 3,000,000
  Accounts payable                                                            9,006,001               7,712,508
  Accrued payroll and expenses                                                2,049,867                 808,826
  Current portion of long-term obligations                                      965,369                 629,643
  Current portion of unearned revenue                                            92,004                  92,004
                                                                            -----------             -----------
      Total current liabilities                                              15,613,241              12,242,981
Deferred rent                                                                   397,333                 388,833
Unearned revenue, less current portion                                           57,483                  80,484
Long-term obligations, less current portion                                   2,385,895               1,605,050
Minority interest                                                             1,242,754                       -
Stockholders' equity:
  Preferred stock, par value $.01 per share: Authorized, 3,000 shares;
    none issued and outstanding
  Common stock, par value $.01 per share: Authorized, 20,000,000 shares; issued 10,918,682 shares in 1996 and 10,915,019
    shares in 1995                                                              109,187                 109,150
  Additional paid-in capital                                                 88,361,983              88,355,145
  Deferred compensation                                                         (82,788)                (94,482)
  Marketable securities valuation                                               204,195                 137,183
  Accumulated deficit                                                       (35,385,832)            (26,664,779)
                                                                            -----------             -----------
      Total stockholders' equity                                             53,206,745              61,842,217
                                                                            -----------             -----------
      Total liabilities and stockholders' equity                            $72,903,451             $76,159,565
                                                                            -----------             -----------

                See notes to consolidated financial statements.

                               KOPIN CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                   Three Months Ended
                                               ----------------------------

                                                 March 30        April 1
                                                    1996           1995
                                               -------------   ------------
  Revenue:
    Product sales                                $ 3,043,766   $    583,576
    Research and development                       1,729,472      1,975,146
    Interest and other income                        560,396        445,970
                                               -------------   ------------
                                                   5,333,634      3,004,692
                                               -------------   ------------
  Costs and expenses:
    Cost of sales                                  2,707,918        543,958
    Research and development                       4,710,969      4,111,672
    General, administrative and selling            1,943,656        725,861
    Interest                                         124,209         54,531
    Other                                            134,769         68,553
    Non-recurring charge                           4,990,412             --
                                               -------------   ------------
                                                  14,611,933      5,504,575
                                               -------------   ------------
  Loss before minority interest                   (9,278,299)    (2,499,883)
  Minority interest in loss of subsidiary            557,246             --
                                               -------------   ------------
  Net loss                                      ($ 8,721,053)   ($2,499,883)
                                               -------------   ------------

  Net loss per share                                   ($.80)         ($.27)
                                                       -----          -----

  Weighted average number of common shares
    outstanding                                   10,915,858      9,298,958
                                               -------------   ------------


                See notes to consolidated financial statements.

                               KOPIN CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

              THREE MONTHS ENDED MARCH 30, 1996 AND APRIL 1, 1995

                                  (UNAUDITED)


                                                              Additional
                                          Common     Stock      Paid-in      Deferred     Securities
                                          Shares     Amount     Capital    Compensation    Valuation      Deficit        Total
                                        ----------  --------  -----------  -------------  -----------  -------------  ------------

Balance, December 31, 1994               9,298,711  $ 92,987  $61,926,736      ($224,670)   ($670,000)  ($17,673,780)  $43,451,273

  Exercise of stock options                  2,500        25        2,475             --           --             --         2,500

  Amortization of compensation
     relating to grant of stock options         --        --           --         32,547           --             --        32,547

  Net unrealized gain on marketable
    securities                                  --        --           --             --      190,000             --       190,000

  Net loss for the three month
    period ended April 1, 1995                  --        --           --             --           --     (2,499,883)   (2,499,883)
                                        ----------  --------  -----------   ------------   ----------   ------------   -----------

Balance, April 1, 1995                   9,301,211  $ 93,012  $61,929,211      ($192,123)   ($480,000)  ($20,173,663)  $41,176,437
                                        ----------  --------  -----------   ------------   ----------   ------------   -----------

Balance, December 31, 1995              10,915,019  $109,150  $88,355,145      ($ 94,482)    $137,183   ($26,664,779)  $61,842,217

  Exercise of stock options                  3,663        37        6,838             --           --             --         6,875

  Amortization of compensation
     relating to grant of stock options         --        --           --         11,694           --             --        11,694

  Net unrealized gain on marketable
     securities                                 --        --           --             --       67,012             --        67,012

  Net loss for the three month
     period ended March 30, 1996                --        --           --             --           --     (8,721,053)   (8,721,053)
                                        ----------  --------  -----------   ------------   ----------   ------------   -----------

Balance, March 30, 1996                 10,918,682  $109,187  $88,361,983      ($ 82,788)    $204,195   ($35,385,832)  $53,206,745
                                        ----------  --------  -----------   ------------   ----------   ------------   -----------

                See notes to consolidated financial statements.

                               KOPIN CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                      Three Months Ended

                                                   March 30          April 1
                                                     1996              1995
                                                     ----              ----
Cash flows from operating activities:
  Net loss                                       ($ 8,721,053)     ($ 2,499,883)
  Adjustments to reconcile net loss
     to net cash used in operating
      activities:
    Depreciation and amortization                     902,809           711,153
    Amortization of compensation
     relating to grant
       of stock options                                11,694            32,547
    Non-recurring charge                            4,990,412                 -
    Decrease in unearned revenue                      (23,001)          (23,001)
    Increase in accrued rent                            8,500             8,501
    Minority interest in loss of subsidiary          (557,246)                -
    Changes in assets and liabilities:
       Accounts receivable                         (1,410,746)         (779,920)
       Inventory                                   (1,206,753)         (345,702)
       Prepaid expenses and other
        current assets                                (71,550)          189,007
       Intangible assets                           (1,388,889)          (68,909)
       Accounts payable and accrued
        expenses                                    1,634,534         1,017,391
                                                  -----------       -----------
       Net cash used in operating
        activities                                 (5,831,289)       (1,758,816)
                                                  -----------       -----------

Cash flows from investing activities:
  Marketable securities                               999,819           983,138
  Other assets                                        (79,382)       (1,342,007)
  Capital expenditures                               (938,532)         (939,171)
                                                  -----------       -----------
       Net cash used in investing
        activities                                    (18,095)       (1,298,040)
                                                  -----------       -----------

Cash flows from financing activities:
  Net proceeds from issuance of
   subsidiary common stock                          1,800,000                 -
  Proceeds from notes payable                         500,000         2,000,000
  Proceeds from long-term obligations               1,285,862                 -
  Principal payment on long-term
   obligations                                       (169,291)         (148,634)
  Proceeds from exercise of stock
   options                                              6,875             2,500
                                                  -----------       -----------
       Net cash provided by financing
         activities                                 3,423,446         1,853,866
                                                  -----------       -----------

Net decrease in cash and equivalents               (2,425,938)       (1,202,990)
Cash and equivalents, beginning of
 period                                            24,718,023         1,887,271
                                                  -----------       -----------
Cash and equivalents, end of period               $22,292,085       $   684,281
                                                  -----------       -----------

Non-cash investing and financing
 transactions:
   Marketable securities valuation                $    67,012       $   190,000

 Supplementary information -Interest
  paid in cash                                    $   103,401       $    39,226

                See notes to consolidated financial statements.

                               KOPIN CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.    BASIS OF PRESENTATION
      ---------------------

The financial statements for the three month periods ended March 30, 1996 and April 1, 1995 are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission (File No. 0-19882) for the year ended December 31, 1995.

The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for any other interim period or for a full fiscal year.

The consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All intercompany transactions and balances have been eliminated. In 1994, the Company made equity investments in Forte Technologies, Inc. In May 1995, the Company obtained a controlling interest in Forte and has consolidated the financial statements of Forte with those of the Company since that date.

2.    NET LOSS PER SHARE
      ------------------

Net loss per share is computed using the weighted average number of common shares outstanding during the period. Common share equivalents have not been included because the effect would be anti-dilutive.

3.    INVESTMENT IN FORTE TECHNOLOGIES, INC. AND MINORITY INTEREST
      ------------------------------------------------------------

In October 1994, Kopin acquired a 31% equity interest in Forte Technologies, Inc., a developer and manufacturer of virtual reality head-mounted systems. During 1995, Kopin made a series of additional equity investments in and loans to Forte which resulted in an aggregate equity investment totaling $4,750,000 and loans outstanding of $1,750,000 at December 31, 1995.

In January 1996, Kopin converted a $1,000,000 loan outstanding to Forte as part of a $2,800,000 private equity offering of Forte common stock. Net proceeds to the Company totaled $1,800,000 from minority investors. Additionally, in January 1996, Kopin guaranteed an aggregate of $1,000,000 of equipment and working capital loans obtained by Forte from a senior lender and agreed to subordinate its remaining $750,000 loan to Forte to the equipment and working capital loans. At March 30, 1996, Kopin held a 59% equity ownership in Forte.

4.    NOTE PAYABLE AND LONG-TERM OBLIGATIONS
      --------------------------------------

In March 1995, the Company entered into a $2,000,000 demand note agreement with a bank which bears interest at 1/2% above prime, or 8.75% at March 30, 1996.

During the three months ended March 30, 1996, the Company entered into two separate equipment financing agreements totaling approximately $1,286,000 as well as a $500,000 demand note agreement.

5.    NON-RECURRING CHARGE
      --------------------

On January 1, 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of." This Statement establishes accounting standards for the carrying value of long-lived and certain identifiable intangible assets. In January 1996, the Company incurred a non-recurring charge of $4,990,412 which included a write-down associated with the initial adoption of SFAS No. 121, the expensing of purchased technology, and the write-off of certain previously deferred expenses.

6.    RECENT PRONOUNCEMENTS
      ---------------------

In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation," which was effective for the Company beginning January 1, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation costs to be measured based upon the fair value of the equity instrument awarded. Companies are permitted; however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share in the Company's year ended December 31, 1996 financial statements.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
        RESULTS OF OPERATIONS
        ---------------------

Kopin Corporation and its subsidiaries ("the Company") are engaged in the development, manufacture and sale of flat panel display devices and products, and custom wafer-engineered electronic materials for commercial and consumer markets. To date, the Company's revenue has been derived primarily from development contracts with commercial companies and agencies of the federal government, as well as from sales of its custom wafer-engineered materials and flat panel display devices and products.

RESULTS OF OPERATIONS

     The Company's research and development and product sale revenue was $4,773,238 for the three months ended March 30, 1996, an increase of 86.5% from $2,558,722 during the corresponding period in 1995. Research and development revenue decreased to $1,729,472 for the three months ended March 30, 1996, from $1,975,146 during the corresponding period in 1995, a decrease of 12.4%. The change in 1996 research and development revenue was primarily attributable to a decrease in contract revenue from agencies of the federal government. The Company's product sales increased 421.6% to $3,043,766 for the three months ended March 30, 1996, from $583,576 during the corresponding period in 1995. The sales increase was primarily due to initial sales of the Company's head-mounted display products as well as an increase in unit sales of the Company's wafer-engineered materials. The increase in unit sales of the Company's wafer-engineered materials is primarily due to the increase in use of these materials in various wireless telecommunications products.

     Interest and other income was $560,396 for the three months ended March 30, 1996 compared to $445,970 during the corresponding period in 1995. The increase in 1996 was primarily due to higher cash balances during the period.

     The Company's total operating expenses were $14,611,933 for the three months ended March 30, 1996, an increase of 165.5% from $5,504,575 in 1995. Of this increase, $4,990,412 was a non-recurring charge for the write-down of certain intangible and long-lived assets in connection with the Company's adoption of the provisions of Statement of Financial Accounting Standards No. 121, the expensing of purchased technology, and the write-off of certain previously deferred expenses. In addition, research and development charges of $500,000 for subcontractor development work were expensed. The remainder of the increase was primarily due to increased costs incurred for internal development programs, manufacture and sale of wafer-engineered materials and display products, personnel increases and increased sales and marketing costs for the Company's head-mounted display products. Cost of sales, which is comprised of materials, labor and manufacturing overhead, was $2,707,918 for the three months ended March 30, 1996, or 89.0% of product sales, compared to $543,958, or 93.2% of product sales during the corresponding period in 1995. Reducing cost of sales as a percentage of sales for the Company's products is dependent on achieving manufacturing economies of scale in order to manufacture at a lower per unit basis.

     Research and development expenses include expenses incurred in support of internal development programs and programs funded by agencies of the federal government. Total research and development expenses for the three months ended March 30, 1996, were $4,710,969 compared to $4,111,672 during the corresponding period in 1995, an increase of 14.6%. The increase in research and development expenses in 1996 was primarily due to increased activity in the Company's internal development programs for electronic imaging devices and display products, wafer-engineered materials and head-mounted display systems, including increases in circuit design costs, staffing, purchases of materials and laboratory supplies, and fabrication and packaging of the Company's SMART SLIDE imaging devices, as well as an increase of approximately $400,000 related to research and development charges for subcontractor work. These increases were partially offset by a reduction in research and development expenses incurred in support of programs funded by agencies of the federal government. Expense related to the Company's internal development programs was $2,346,000 for the three months ended March 30, 1996, compared to $1,971,000 during the corresponding period in 1995.

     General, administrative and selling expenses consist of the expenses incurred by the Company's business development and sales personnel, marketing expenses, and administrative and general corporate expenses. General, administrative and selling expenses were $1,943,656 for the three months ended March 30, 1996, an increase of 167.8% from $725,861 during the corresponding period in 1995. The increase in general, administrative and selling expenses in 1996 was primarily due to increases in display product marketing costs, advertising and trade show costs, as well as increased personnel and related costs. In addition, general and administrative expenses include non-cash charges for compensation expense of $11,694 for the three months ended March 30, 1996, relating to the issuance of certain stock options. The

Company expects to incur additional increases in general, administrative and selling expenses in the future as it commercializes its imaging devices and display products.

     During 1995, the Company adopted SFAS No. 107, "Disclosure About Fair Value of Financial Instruments," effective January 1, 1995, as required. The effect of this adoption had no material impact on the Company's financial statements.

     On January 1, 1996 , the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of." This Statement establishes accounting standards for the carrying value of long-lived and certain identifiable intangible assets. In January 1996, the Company incurred a non-recurring charge of $4,990,412 which included a write-down associated with the initial adoption of SFAS No.121, the expensing of purchased technology, and the write-off of certain previously deferred expenses.

     In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation," which was effective for the Company beginning January 1, 1996. SFAS No.123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages(but does not require) compensation costs to be measured based upon the fair value of the equity instrument awarded. Companies are permitted; however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share in the Company's year ended December 31, 1996 financial statements.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations primarily though private placements of its equity securities, the initial public offering of its common stock in April 1992, another public offering in March 1993, research and development revenue, and sales of its custom wafer-engineered materials and flat panel display devices and products. The Company has an unused line of credit of $500,000 at March 30, 1996. The Company periodically enters into loan agreements to finance equipment purchases and other activities. As of March 30, 1996, sales of equity securities have raised approximately $92,500,000, including $13,300,000 of net proceeds from the Company's initial public offering, $26,500,000 of net proceeds from the Company's March 1993 public offering, $3,300,000 from a private stock sale in November 1992, $4,375,000 from the exercise of a 625,000 share stock warrant in December 1993, and $30,437,000 from private stock sales to Telecom Holding Co., Ltd. and United Microelectronics Corporation and its affiliate in the fourth quarter of 1995.

     As of March 30, 1996, the Company had cash and equivalents and marketable securities of $38,638,232 and working capital of $39,834,087 compared to $41,996,977 and $44,727,410 as of December 31, 1995. The decrease in cash and equivalents and marketable securities is primarily due to $5,831,289 of cash used in operations and $938,532 for capital expenditures. These decreases were partially offset by borrowings of $1,785,862 and $1,800,000 in equity financing raised by one of the Company's subsidiaries from certain of its minority stockholders. The Company also has approximately $2,300,000 of marketable securities held in escrow as equipment financing collateral which is shown in other assets.

     Revenue from long-term contracts is recognized on the percentage-of-completion method of accounting as work is performed, based upon the ratio that incurred costs or hours bear to estimated total completion costs or hours. Amounts received under long-term contracts are recognized as revenue is earned, and amounts earned on contracts in progress in excess of billings are classified as unbilled receivables. Unbilled receivables are billed based on dates stipulated in the related agreement or in periodic installments based upon the Company's invoicing cycle.

     The Company periodically enters into various long-term debt arrangements in connection with acquisition of certain capital equipment. During the three months ended March 30, 1996, the Company entered into two separate equipment financing agreements totaling $1,285,862. As of March 30, 1996, total long-term debt obligations totaled $3,351,264, of which $965,369 is payable in 1996. Additionally, in January 1996, the Company entered into a $500,000 demand note agreement.

     In October 1993, the Company entered into a five-year lease for a 74,000 square foot manufacturing facility. This facility, which includes 7,000 square feet of environmentally controlled clean rooms, is being used for expansion of the Company's manufacturing capabilities for production of wafer-engineered materials and electronic imaging devices. The Company will make lease payments of approximately $4.0 million over the five-year term.

     The Company expects to expend approximately $8,000,000 over the next 36 months on equipment primarily related to development and manufacturing of electronic imaging devices and display products and wafer-engineered electronic materials. Of this amount, the Company expects to use approximately $3,000,000 in 1996, $3,000,000 in 1997, and $2,000,000 in 1998 for capital equipment and expansion of the Company's manufacturing capabilities. Of these amounts, approximately $6,000,000 is expected to be used for expansion of manufacturing equipment required for development and manufacturing of electronic imaging devices and display products, and wafer-engineered materials, and the balance is expected to be used for the acquisition of laboratory and testing equipment and general facility upgrades. The Company also expects to use approximately $3,000,000 for development of advanced display circuit designs for its electronic imaging devices.

     The Company expects to incur significant additional research and development and other costs, including costs related to the development and commercialization of its electronic imaging devices and display products. The Company's future capital requirements will depend on many factors, including the establishment of collaborative arrangements, the cost of manufacturing facilities, commercialization activities and arrangements, continued scientific progress in its imaging device and display product development programs, the magnitude of these programs, the costs involved in filing, prosecuting and enforcing patent claims, and competing technological and market developments.

     In October 1994, the Company made an equity investment of $1,000,000 in Forte Technologies, Inc., a developer and manufacturer of virtual reality head-mounted systems. Subsequently, the Company has made a series of additional equity investments in Forte totaling $4,750,000, increasing its equity ownership to 59% at March 30, 1996. From time to time, Kopin may make equity investments in other companies, including Forte, engaged in certain aspects of the flat panel display and electronics industries as part of its business strategy.

     The Company believes that its present cash and equivalents and marketable securities will be adequate to finance its anticipated operating and capital requirements and to meet liquidity needs through at least fiscal 1997.

FUTURE OPERATING RESULTS

     Certain of the statements contained in this Form 10-Q, including Management's Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking statements that involve risks and uncertainties. In addition to the risks and uncertainties set forth in this Form 10-Q, other factors that could cause actual results to differ materially include the following: general economic and business conditions and growth in the flat panel display industry, the impact of competitive products and pricing, availability of third party components, availability of integrated circuit fabrication facilities, cost and yields associated with production of the Company's SMARTSLIDE imaging devices, and the risk factors listed from time to time in the Company's periodic reports filed with the Securities and Exchange Commission, including but not limited to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

PART II. OTHER INFORMATION

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

On February 15, 1996, the Company held a Special Meeting of Stockholders to consider and vote upon the following proposal:

(1) A proposal to ratify the amendment to the Company's Certificate of Incorporation to increase the authorized shares of common stock from 15,000,000 to 20,000,000 shares. The results with respect to the voting on the proposal were:

      7,073,384 votes for; 179,137 votes against; and 298,367 abstentions

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

10.50 Securities Purchase Agreement, by and between the Company and Unitek Semiconductor, Inc. dated January 26, 1996.

10.51 Chattel Leasing Promissory Note, by and between the Company and BancBoston Leasing dated January 29, 1996.

10.52 Securities Purchase Agreement, by and between the Company and Forte Technologies, Inc. dated February 8,1996.

27      Financial Data Schedule

(b)     Reports on Form 8-K

  none

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              KOPIN CORPORATION
                              (Registrant)



Date: May 14, 1996      By:   /s/ John C.C. Fan
                              ________________________________________________
                              John C.C. Fan
                              President, Chief Executive Officer and Chairman
                              of the Board of Directors (Principal Executive
                              Officer)


Date: May 14, 1996      By:   /s/ Paul J. Mitchell
                              ________________________________________________
                              Paul J. Mitchell
                              Treasurer and Chief Financial Officer (Principal
                              Financial and Accounting Officer)