Form 10-Q
period 1996-06-29
KOPIN CORP
filed 1996-08-12
CIK 771266

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


 QUARTERLY REPORT PURSUANT TO SECTION 13 OR l5(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 29, 1996

                         Commission file number 0-19882


                               KOPIN CORPORATION
                               -----------------
             (Exact name of registrant as specified in its charter)


            DELAWARE                                           04-2833935
            --------                                           ----------
   (State or other jurisdiction of                          (I.R.S. Employer
   incorporation or organization)                          Identification No.)


    695 MYLES STANDISH BLVD.,TAUNTON, MA                       02780-1042
     ------------------------------------                      ----------
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

                                Yes   X    No __
                                     ---


Applicable only to corporate issuers:

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                          Outstanding as of July 31, 1996
         -----                          -------------------------------

  Common Stock, par value $ .01                  10,919,207

                               KOPIN CORPORATION

                                     INDEX
                                     -----



                                                           Page No.
                                                           -------
PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements


           Consolidated Balance Sheets at                      3
           June 29, 1996 and December 31, 1995


           Consolidated Statements of Operations for the       4
           Three and six months ended June 29, 1996 and July 1, 1995


           Consolidated Statements of Stockholders' Equity
           for the Six months ended June 29, 1996 and
           July 1, 1995                                        5



           Consolidated Statements of Cash Flows for the       6
           Six months ended June 29, 1996 and July 1, 1995


           Notes to Consolidated Financial Statements          7


  Item 2.  Management's Discussion and Analysis of
           Financial Condition 9 and Results of Operations     9



PART II - OTHER INFORMATION

  Item 4.  Submission of Matters to a Vote of
           Security-Holders                                   12


  Item 6.  Exhibits and Reports on Form 8-K                   12


SIGNATURES                                                    13

                               KOPIN CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)

                            June 29, 1996        December 31, 1995
                            --------------       -----------------


ASSETS
- ---------------------------
Current assets:
 Cash and equivalents          $18,735,343         $ 24,718,023
 Marketable securities          13,288,442           17,278,954
 Accounts receivable, net of
  allowance of $109,600 and
  $85,600
  Billed                         4,899,854            3,147,846
  Unbilled                       3,255,681            3,438,766
 Inventory                       6,851,140            6,402,190
 Prepaid expenses and
  other current assets           1,374,502            1,984,612
                               ------------       -------------
   Total current assets         48,404,962           56,970,391

Equipment and improvements:
 Equipment                      19,386,479           19,258,354
 Leasehold improvements            840,814              835,900
 Furniture and fixtures            426,816              414,707
 Equipment under
  construction                   1,358,657              964,446
                               ------------       -------------
                                22,012,766           21,473,407
 Accumulated depreciation
  and amortization              10,634,744            9,902,444
                               ------------       -------------
                                11,378,022           11,570,963
Other assets                     3,167,241            3,438,334
Intangible assets                2,903,102            4,179,877
                               ------------       -------------
   Total assets                $65,853,327         $ 76,159,565
                               ============       =============

LIABILITIES AND
 STOCKHOLDERS' EQUITY
- ---------------------------
Current liabilities:
 Notes payable                 $   500,000         $  3,000,000
 Accounts  payable               9,999,737            7,712,508
 Accrued payroll
  and expenses                   1,288,719              808,826
 Current portion of
  long-term obligations            980,179              629,643
 Current portion of
  unearned revenue                  92,004               92,004
                               ------------       -------------
   Total current
    liabilities                 12,860,639           12,242,981
Deferred rent                      405,833              388,833
Unearned revenue, less
 current portion                    34,482               80,484
Long-term obligations,
 less current portion            2,291,898            1,605,050
Minority interest                  929,925                    -
Stockholders' equity:
 Preferred stock, par
  value $.01 per share:
  Authorized, 3,000 shares;
  none issued and
   outstanding
 Common stock, par value
  $.01 per share:
  Authorized, 20,000,000
  shares;
  issued 10,918,832 shares
   in 1996 and 10,915,019
   shares in 1995                  109,188              109,150
 Additional paid-in capital     88,362,132           88,355,145
 Deferred compensation             (71,094)             (94,482)
 Marketable securities
  valuation                        209,195              137,183
Accumulated deficit            (39,278,871)         (26,664,779)
                              -------------        ------------
   Total stockholders'
    equity                      49,330,550           61,842,217
                               ------------       -------------
   Total liabilities and
    stockholders' equity       $65,853,327         $ 76,159,565
                               ============       =============

                See notes to consolidated financial statements.

                               KOPIN CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)


                                                Three Months Ended               Six Months Ended
                                                ------------------               ----------------

                                              June 29          July 1          June 29         July 1
                                               1996            1995            1996            1995
                                          --------------  --------------  ---------------  -------------
Revenue:
   Product sales                          $   2,582,490   $   1,018,082   $    5,626,256   $  1,601,657
   Research and development                   1,695,900       2,341,146        3,425,372      4,316,292
   Interest and other income                    445,785         466,351        1,006,181        912,322
                                          -------------   -------------   --------------   ------------
                                              4,724,175       3,825,579       10,057,809      6,830,271
                                          -------------   -------------   --------------   ------------
Costs and expenses:
   Cost of sales                              2,225,152         862,768        4,933,070      1,406,726
   Research and development                   4,492,359       4,224,977        9,203,328      8,336,649
   General, administrative and selling        1,966,955         848,735        3,910,611      1,574,596
   Interest                                      93,309          99,150          217,518        153,681
   Other                                        152,268          64,713          287,037        133,266
   Non-recurring charge                              --              --        4,990,412             --
                                          -------------   -------------   --------------   ------------
                                              8,930,043       6,100,343       23,541,976     11,604,918
                                          -------------   -------------   --------------   ------------
Loss before minority interest                (4,205,868)     (2,274,764)     (13,484,167)   ( 4,774,647)
Minority interest in loss of subsidiary         312,829              --          870,075             --
                                          -------------   -------------   --------------   ------------
Net loss                                   ($ 3,893,039)   ($ 2,274,764)   ($ 12,614,092)   ($4,774,647)
                                          =============   =============   ==============   ============

Net loss per share                               ($ .36)         ($ .24)         ($ 1.16)        ($ .51)
                                          =============   =============   ==============   ============

Weighted average number of common
 shares outstanding                          10,918,750       9,301,763       10,917,304      9,300,361
                                          =============   =============   ==============   ============


                See notes to consolidated financial statements.

                               KOPIN CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                SIX MONTHS ENDED JUNE 29, 1996 AND JULY 1, 1995

                                  (UNAUDITED)


                                                                Additional
                                            Common     Stock      Paid-in      Deferred     Securities
                                          ----------  --------
                                            Shares     Amount     Capital    Compensation    Valuation      Deficit         Total
                                          ----------  --------  -----------  -------------  -----------  -------------  -----------

Balance, December 31, 1994                 9,298,711  $ 92,987  $61,926,736     ($224,670)   ($670,000)  ($17,673,780) $ 43,451,273


  Exercise of stock options                    4,750        48        4,703            --           --             --         4,751


  Amortization of compensation
     relating to grant of stock options           --        --           --        65,094           --             --        65,094


  Net unrealized gain on marketable
    securities                                    --        --           --            --      420,000             --       420,000


  Net loss for the six month
    period ended July 1, 1995                     --        --           --            --           --     (4,774,647)   (4,774,647)

                                          ----------  --------  -----------  ------------   ----------   ------------   ------------


Balance, July 1, 1995                      9,303,461  $ 93,035  $61,931,439    ($ 159,576)   ($250,000)  ($22,448,427) $ 39,166,471

                                          ==========  ========  ===========  ============   ==========   ============  ============



Balance, December 31, 1995                10,915,019  $109,150  $88,355,145      ($94,482)  $  137,183   ($26,664,779) $ 61,842,217


  Exercise of stock options                    3,813        38        6,987            --           --             --         7,025


  Amortization of compensation
     relating to grant of stock options           --        --           --        23,388           --             --        23,388


  Net unrealized gain on marketable
     securities                                   --        --           --            --       72,012             --        72,012


  Net loss for the six month
     period ended June 29, 1996                   --        --           --            --           --    (12,614,092)  (12,614,092)

                                          ----------  --------  -----------  ------------   ----------   ------------   ------------


Balance, June 29, 1996                    10,918,832  $109,188  $88,362,132     ($ 71,094)  $  209,195   ($39,278,871) $ 49,330,550

                                          ==========  ========  ===========  ============   ==========   ============   ============

                See notes to consolidated financial statements.

                               KOPIN CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                               Six Months Ended
                                             June 29          July 1
                                               1996            1995
                                          --------------  --------------
Cash flows from operating activities:
  Net loss                                 ($12,614,092)   ($ 4,774,647)
  Adjustments to reconcile net loss
     to net cash used in operating
      activities:
    Depreciation and amortization             1,796,893       1,422,306
    Amortization of compensation
     relating to grant
       of stock options                          23,388          65,094
    Non-recurring charge                      4,990,412               -
    Loss on equity investment                         -         411,181
    Decrease in unearned revenue                (46,002)        (46,002)
    Increase in accrued rent                     17,000          17,001
    Minority interest in loss of               (870,075)              -
     subsidiary
    Changes in assets and liabilities:
       Accounts receivable                   (1,568,923)       (316,286)
       Inventory                               (448,950)       (586,555)
       Prepaid expenses and other              (243,257)       (499,500)
        current assets
       Intangible assets                     (1,455,500)       (151,815)
       Accounts payable and accrued           1,867,122       1,252,946
        expenses                          -------------   -------------
       Net cash used in operating            (8,551,984)     (3,206,277)
        activities                        -------------   -------------

Cash flows from investing activities:
  Acquisition of Forte Technologies,
   Inc., net of
    cash acquired                                     -      (1,284,358)
  Marketable securities                       4,062,524       2,380,320
  Other assets                                  271,093        (815,569)
  Capital expenditures                       (2,108,722)     (1,505,612)
                                          -------------   -------------
       Net cash provided by (used in)         2,224,895      (1,225,219)
        investing activities              -------------   -------------

Cash flows from financing activities:
  Net proceeds from issuance of
   subsidiary preferred stock                 1,800,000               -
  Proceeds from notes payable                   500,000       3,000,000
  Principal payment on notes payable         (3,000,000)              -
  Proceeds from long-term obligations         1,503,025               -
  Principal payment on long-term               (465,641)       (298,680)
   obligations
  Proceeds from exercise of stock                 7,025           4,751
   options                                -------------   -------------
       Net cash provided by financing           344,409       2,706,071
        activities                        -------------   -------------

Net decrease in cash and equivalents         (5,982,680)     (1,725,425)
Cash and equivalents, beginning of           24,718,023       1,887,271
 period                                   -------------   -------------
Cash and equivalents, end of period       $  18,735,343      $  161,846
                                          =============   =============

Non-cash investing and financing
 transactions:
   Marketable securities valuation        $      72,012      $  420,000
 Supplementary information -Interest      $     177,136      $  168,987
  paid in cash

                See notes to consolidated financial statements.

                               KOPIN CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.     BASIS OF PRESENTATION
       ---------------------

The financial statements for the six month periods ended June 29, 1996 and July 1, 1995 are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission (File No. 0-19882) for the year ended December 31, 1995.

The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for any other interim period or for a full fiscal year. Certain reclassifications have been made to be in conformity with the current year presentation.

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

In January 1996, Kopin converted a $1,000,000 loan outstanding to Forte as part of a $2,800,000 private equity offering of Forte common stock. Net proceeds to Forte totaled $1,800,000 from minority investors. Additionally, in January 1996, Kopin guaranteed an aggregate of $1,000,000 of equipment and working capital loans obtained by Forte from a senior lender and agreed to subordinate its remaining $750,000 loan to Forte to the equipment and working capital loans. In June 1996, Kopin entered into a subordinated debt agreement with Forte as part of a $2,118,000 subordinated debt financing pursuant to which Kopin purchased as part of the initial closing $841,837 of subordinated notes and warrants. At June 29, 1996, Kopin held a 59% equity ownership in Forte.

4.   NOTE PAYABLE AND LONG-TERM OBLIGATIONS
     --------------------------------------

In 1995, the Company entered into a $3,000,000 demand note agreement with a bank which bears interest at 1/2% above prime. In May 1996, the note was repaid in full.

During the three months ended March 30, 1996, the Company entered into two separate equipment financing agreements totaling approximately $1,286,000 as well as a $500,000 demand note agreement.

5.    NON-RECURRING CHARGE
      --------------------

On January 1, 1996 , the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of ." This Statement establishes accounting standards for the carrying value of long-lived and certain identifiable intangible assets. In January 1996, the Company incurred a non-recurring charge of $4,990,412 which included a write-down associated with the initial adoption of SFAS No.121, the expensing of purchased technology, and the write-off of certain previously deferred expenses.

6.    RECENT PRONOUNCEMENTS
      ---------------------

In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation," which was effective for the Company beginning January 1, 1996. SFAS No.123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation costs to be measured based upon the fair value of the equity instrument awarded. However, companies are permitted to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share in the Company's year ended December 31, 1996 financial statements.

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

      RESULTS OF OPERATIONS

               The Company's research and development and product sale revenue was $4,278,390 and $9,051,628 during the three and six months ended June 29, 1996 compared to $3,359,228 and $5,917,949 earned during the corresponding periods in the prior year, an increase of $919,162 or 27% for the three months and $3,133,679 or 53% for the six months ended June 29, 1996. Research and development revenue decreased 28% to $1,695,900 for the three months ended June 29, 1996 from $2,341,146 in the prior year and decreased 21% to $3,425,372 for the six months ended June 29, 1996 from $4,316,292 in the prior year. The change in 1996 research and development revenue was primarily attributable to a decrease in contract revenue from agencies of the federal government. The Company's product sales increased 154% to $2,582,490 during the three months ended June 29, 1996 from $1,018,082 in the prior year and increased 251% to $5,626,256 for the six months ended June 29, 1996 from $1,601,657 during the corresponding period in the prior year. The sales increase was primarily due to initial sales of the Company's head-mounted display products and an increase in unit sales of the Company's wafer-engineered materials. The increase in unit sales of the Company's wafer-engineered materials is primarily due to the increase in demand for these materials for use in various wireless telecommunications products.

               Interest and other income was $445,785 and $1,006,181 for the three and six months ended June 29, 1996 compared to $466,351 and $912,322 during the corresponding period in 1995. The changes in 1996 from the corresponding periods in the prior year reflect higher cash balances with shorter durations of maturity.

               The Company's total operating expenses were $8,930,043 for the three months ended June 29, 1996 and $23,541,976 for the six months then ended compared to $6,100,343 and $11,604,918 for the same periods in the prior year. The increase of $2,829,700 or 46% for the three months ended June 29, 1996 and $11,937,058 or 103% for the six months then ended was primarily due to the increase in cost of sales associated with higher sales volume of wafer-engineered materials and display products, increased costs incurred for internal development programs, personnel increases and increased sales and marketing costs for the Company's head-mounted display products. Additionally, the six months ended June 29, 1996 included an increase of $4,990,412 related to a non-recurring charge for the write-down of certain intangible and long-lived assets in connection with the Company's adoption of the provisions of Statement of Financial Accounting Standards No. 121, the expensing of purchased technology, and the write-off of certain previously deferred expenses. Cost of sales, which is comprised of materials, labor and manufacturing overhead, were approximately 86% and 88% of product sales for the three and six months ended June 29, 1996, respectively, compared to approximately 85% and 88% of product sales for the corresponding periods in the prior year. Reducing cost of sales as a percentage of sales for the Company's products is generally dependent on achieving manufacturing economies of scale in order to manufacture at a lower per unit basis.

               Research and development expenses include expenses incurred in support of internal development programs and programs funded by agencies of the federal government. Total research and development expenses for the three and six months ended June 29, 1996 were $4,492,359 and $9,203,328 compared to $4,224,977 and $8,336,649 during the corresponding periods in 1995. The increases of $267,382 or 6% for the three months and $866,679 or 10% for the six months then ended were primarily due to increased activity in the Company's internal development programs for electronic imaging devices and display products, wafer-engineered materials and head-mounted display systems, including increases in circuit design costs, staffing, purchases of materials and laboratory supplies, subcontractor development work, and fabrication and packaging of the Company's SMART SLIDE imaging devices. These increases were partially offset by a reduction in research and development expenses incurred in support of programs funded by agencies of the federal government.

               General, administrative and selling expenses consist of the expenses incurred by the Company's business development and sales personnel, marketing expenses, and administrative and general corporate expenses. General, administrative and selling expenses were $1,966,955 and $3,910,611 for the three and six months ended June 29, 1996, compared to $848,735 and $1,574,596 for the corresponding periods in the prior year. The increase in general, administrative and selling expenses in 1996 was primarily due to increases in display product marketing costs, advertising and trade show costs, as well as increased personnel and related costs. In addition, general and administrative expenses include non-cash charges for compensation expense of $11,694 and $23,388 for the three and six months ended June 29, 1996, relating to the issuance of certain stock options. The Company expects to incur additional increases in general, administrative and selling expenses in the future as it commercializes its imaging devices and display products.

               During 1995, the Company adopted SFAS No. 107, "Disclosure About Fair Value of Financial Instruments," effective January 1, 1995, as required. The effect of this adoption had no material impact on the Company's financial statements.

               On January 1, 1996 , the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of ." This Statement establishes accounting standards for the carrying value of long-lived and certain identifiable intangible assets. In January 1996, the Company incurred a non-recurring charge of $4,990,412 which included a write-down associated with the initial adoption of SFAS No.121, the expensing of purchased technology, and the write-off of certain previously deferred expenses.

               In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation," which was effective for the Company beginning January 1, 1996. SFAS No.123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation costs to be measured based upon the fair value of the equity instrument awarded. However, companies are permitted to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share in the Company's year ended December 31, 1996 financial statements.

      LIQUIDITY AND CAPITAL RESOURCES

               The Company has financed its operations primarily through private placements of its equity securities, the initial public offering of its common stock in April 1992, another public offering in March 1993, research and development revenue, and sales of its custom wafer-engineered materials and flat panel display devices and products. The Company has an unused line of credit of $500,000 at June 29, 1996. The Company periodically enters into loan agreements to finance equipment purchases and other activities. As of June 29, 1996, sales of equity securities have raised approximately $92,500,000, including $13,300,000 of net proceeds from the Company's initial public offering, $26,500,000 of net proceeds from the Company's March 1993 public offering, $3,300,000 from a private stock sale in November 1992, $4,375,000 from the exercise of a 625,000 share stock warrant in December 1993, and $30,437,000 from private stock sales to Telecom Holding Co., Ltd. and United Microelectronics Corporation and its affiliate in the fourth quarter of 1995.

               As of June 29, 1996, the Company had cash and equivalents and marketable securities of $32,023,785 and working capital of $35,544,323 compared to $41,996,977 and $44,727,410 as of December 31, 1995. The
      decrease in cash and equivalents and marketable securities is primarily due to $8,551,984 of cash used in operations and $2,108,722 for capital expenditures. These decreases were partially offset by borrowings of $1,503,025 and $1,800,000 in equity financing raised by one of the Company's subsidiaries from certain of its minority stockholders. The Company also has approximately $1,954,000 of marketable securities held in escrow as equipment financing collateral which is shown in other assets.

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

               The Company periodically enters into various long-term debt arrangements in connection with acquisition of certain capital equipment. During the six months ended June 29, 1996, the Company entered into two separate equipment financing agreements and a subordinated debt agreement totaling $1,503,025. As of June 29, 1996, total long-term debt obligations totaled $3,272,077, of which $980,179 is payable in 1996. Additionally, in January 1996, the Company entered into a $500,000 demand note agreement.

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

               The Company expects to incur significant additional research and development and other costs, including costs related to the development and commercialization of its electronic imaging devices and display products. The Company's future capital requirements will depend on many factors involving risks and uncertainties, including the establishment of collaborative arrangements, the cost of manufacturing facilities, commercialization activities and arrangements, continued scientific progress in its imaging device and display product development programs, the magnitude of these programs, the costs involved in filing, prosecuting and enforcing patent claims, and competing technological and market developments.

               In October 1994, the Company made an equity investment of $1,000,000 in Forte Technologies, Inc., a developer and manufacturer of virtual reality head-mounted systems. Subsequently, the Company has made a series of additional equity investments in Forte totaling $4,750,000, increasing its equity ownership to 59% at June 29, 1996. From time to time, Kopin may make equity and nonequity investments in other companies, including Forte, engaged in certain aspects of the flat panel display and electronics industries as part of its business strategy.

               The Company believes that its present cash and equivalents and marketable securities will be adequate to finance its anticipated operating and capital requirements and to meet liquidity needs through at least fiscal 1997.

      FUTURE OPERATING RESULTS

               Certain of the statements contained in this Form 10-Q, including Management's Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking statements that involve risks and uncertainties. In addition to the risks and uncertainties set forth in this Form 10-Q, other factors that could cause actual results to differ materially include the following: general economic and business conditions and growth in the flat panel display industry, the impact of competitive products and pricing, availability of third party components, availability of integrated circuit fabrication facilities, cost and yields associated with production of the Company's SMART SLIDE imaging devices, and the risk factors listed from time to time in the Company's periodic reports filed with the Securities and Exchange Commission, including but not limited to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

PART II. OTHER INFORMATION

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

On May 23, 1996, the Company held its Annual Meeting of Stockholders to consider and vote upon the following three proposals:


 (1) A proposal to elect (8) directors of the Company to serve until the next Annual of Meeting of Stockholders and until their successors are duly elected and qualified.


 (2) A proposal to ratify the amendment to the Company's 1992 Stock Option Plan increasing the number of shares authorized for issuance under the Plan.



 (3) A proposal to ratify the appointment of Deloitte & Touche LLP as independent accountants of the Company for the current fiscal year.



Results with respect to the voting on each of the proposals were as follows:

                                            For             Withheld Authority
                                           -------          -------------------
Proposal 1:
              John C.C. Fan                9,312,882            226,180
              David E. Brook               9,312,882            226,180
              Andrew H. Chapman            9,312,882            226,180
              Morton Collins               9,312,882            226,180
              Anthony B. Evnin             9,312,882            226,180
              Chi Chia Hsieh               9,313,282            225,780
              Michael A. Wall              9,312,882            226,180
              Vallobh Vimolvanich          9,313,282            225,780

Proposal 2:    5,635,673 votes for; 931,847 votes against:46,228 abstentions;
               and 2,925,314 broker non-votes.

Proposal 3:    9,448,709 votes for; 53,858 votes against; and 36,495 abstentions

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

10.3 Amendment to 1992 Stock Option Plan

10.53 Securities Purchase Agreement, by and between Forte Technologies, Inc. and Investors, dated June 27, 1996.

27   Financial Data Schedule

(b)  Reports on Form 8-K

  none

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         KOPIN CORPORATION
                                         (Registrant)



Date: August 10, 1996         By:   /s/ John C.C. Fan
                                    --------------------------------------
                                    President, Chief Executive Officer
                                    and Chairman of the Board of Directors
                                    (Principal Executive Officer)





Date: August 10, 1996         By:   /s/ Paul J. Mitchell
                                    ------------------------------------
                                    Paul J. Mitchell
                                    Treasurer and Chief Financial Officer
                                    (Principal Financial and Accounting
                                     Officer)