Form 10-Q
period 1996-09-28
KOPIN CORP
filed 1996-11-12
CIK 771266

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


 QUARTERLY REPORT PURSUANT TO SECTION 13 OR l5(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 28, 1996

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

                                Yes   X    No
                                     ---      --


Applicable only to corporate issuers:

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                           Outstanding as of October 31, 1996
            -----                           ----------------------------------

  Common Stock, par value $ .01                         10,928,384

                               KOPIN CORPORATION

                                     INDEX
                                     -----


                                                                  Page No.
                                                                  -------
PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements


           Consolidated Balance Sheets at
           September 28, 1996 and December 31, 1995                   3


           Consolidated Statements of Operations for the
           Three and nine months ended September 28, 1996
           and September 30, 1995                                     4


           Consolidated Statements of Stockholders' Equity
           for the Nine months ended September 28, 1996
           and September 30, 1995                                     5


           Consolidated Statements of Cash Flows for the
           Nine months ended September 28, 1996 and
           September 30, 1995                                         6


           Notes to Consolidated Financial Statements                 7


  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                        9


PART II - OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K                          12


SIGNATURES                                                           13

                               KOPIN CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)



                                                              September 28, 1996           December 31, 1995
                                                              -------------------          -----------------

ASSETS
------
Current assets:
 Cash and equivalents                                             $14,499,094                $ 24,718,023
 Marketable securities                                             13,372,081                  17,278,954
 Accounts receivable, net of allowance of
  $107,400 and $85,600:
  Billed                                                            4,102,378                   3,147,846
  Unbilled                                                          4,084,222                   3,438,766
Inventory                                                           5,589,765                   6,402,190
Prepaid expenses and
  other current assets                                              1,356,424                   1,984,612
                                                                  -----------                ------------
     Total current assets                                          43,003,964                  56,970,391

Equipment and improvements:
 Equipment                                                         20,440,455                  19,258,354
 Leasehold improvements                                               840,814                     835,900
 Furniture and fixtures                                               432,757                     414,707
 Equipment under construction                                         945,938                     964,446
                                                                  -----------                ------------
                                                                   22,659,964                  21,473,407
 Accumulated depreciation and amortization                         11,319,328                   9,902,444
                                                                  -----------                ------------
                                                                   11,340,636                  11,570,963
Other assets                                                        3,662,925                   3,438,334
Intangible assets                                                   2,807,256                   4,179,877
                                                                  -----------                ------------
   Total assets                                                   $60,814,781                $ 76,159,565
                                                                  ===========                ============

LIABILITIES AND  STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
 Notes payable                                                    $   500,000                 $  3,000,000
 Accounts payable                                                   7,796,902                    7,712,508
 Accrued payroll and
  expenses                                                          1,331,271                      808,826
 Current portion of long-term obligations                             994,220                      629,643
 Current portion of unearned revenue                                   92,004                       92,004
                                                                  -----------                 ------------
   Total current  liabilities                                      10,714,397                   12,242,981
Deferred rent                                                         414,333                      388,833
Unearned revenue, less
 current portion                                                       11,481                       80,484
Long-term obligations,
 less current portion                                               2,251,397                    1,605,050
Minority interest                                                     724,736                          -
Stockholders' equity:
 Preferred stock, par value $.01 per share:
  Authorized, 3,000 shares; none issued and outstanding
 Common stock, par value $.01 per share:
  Authorized, 20,000,000 shares;
  issued 10,924,277 shares in 1996 and 10,915,019
  shares in 1995                                                     109,243                       109,150
 Additional paid-in capital                                        88,387,522                   88,355,145
 Deferred compensation                                                (59,400)                     (94,482)
 Marketable securities
  valuation                                                           267,195                      137,183
 Accumulated deficit                                              (42,006,123)                 (26,664,779)
                                                                  -----------                 ------------
   Total stockholders' equity                                      46,698,437                   61,842,217

                                                                  -----------                 ------------

   Total liabilities and
    stockholders' equity                                          $60,814,781                 $ 76,159,565
                                                                  ===========                 ============

                See notes to consolidated financial statements.

                               KOPIN CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)





                                                          Three Months Ended             Nine Months Ended
                                                      -----------------------------  ----------------------------
                                                      September 28    September 30    September 28    September 30
                                                           1996            1995            1996            1995
                                                           ----            ----            ----            ----
Revenue:
   Product sales                                      $   2,784,910   $   1,698,214   $   8,411,166   $   3,299,871
   Research and development                               1,852,700       2,290,930       5,278,072       6,607,222
   Interest and other income                                457,326         293,009       1,463,507       1,205,331
                                                      -------------   -------------   -------------   -------------
                                                          5,094,936       4,282,153      15,152,745      11,112,424
                                                      -------------   -------------   -------------   -------------
Costs and expenses:
   Cost of sales                                          2,331,662       1,646,928       7,264,732       3,053,654
   Research and                                           4,093,692       3,352,070      13,297,020      11,688,719
   development
   General, administrative and selling                    1,393,977       1,210,425       5,304,588       2,785,021
   Interest                                                  49,408         105,291         266,926         258,972
   Other                                                    158,638         110,353         445,675         243,619
   Non-recurring charge                                          --              --       4,990,412              --
                                                      -------------   -------------   -------------   -------------
                                                          8,027,377       6,425,067      31,569,353      18,029,985
                                                      -------------   -------------   -------------   -------------
Loss before minority interest                            (2,932,441)     (2,142,914)    (16,416,608)    ( 6,917,561)
Minority interest in loss of subsidiary                     205,189              --       1,075,264              --
                                                      -------------   -------------   -------------   -------------
Net loss                                               ($ 2,727,252)   ($ 2,142,914)   ($15,341,344)   ($ 6,917,561)
                                                      =============   =============   =============   =============

Net loss per share                                           ($ .25)         ($ .23)        ($ 1.41)         ($ .74)
                                                             ======           =====         =======           =====
Weighted average number of common
 shares outstanding                                      10,921,673       9,307,170      10,918,771       9,302,630
                                                      =============   =============   =============   =============


                See notes to consolidated financial statements.

                               KOPIN CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

          NINE MONTHS ENDED SEPTEMBER 28, 1996 AND SEPTEMBER 30, 1995

                                  (UNAUDITED)



                                             Common Stock      Additional
                                         --------------------   Paid-in      Deferred     Securities
                                           Shares     Amount    Capital    Compensation    Valuation      Deficit       Total
                                         ----------  --------  -----------  -------------  -----------  -------------  ----------

Balance, December 31, 1994                9,298,711  $ 92,987  $61,926,736     ($224,670)   ($670,000)  ($17,673,780)  $ 43,451,273

  Exercise of stock options                  15,681       157       15,525            --           --             --         15,682

  Amortization of compensation
     relating to grant of stock options          --        --           --        97,641           --             --         97,641

  Net unrealized gain on marketable
    securities                                   --        --           --            --      481,217             --        481,217

  Net loss for the nine month
    period ended September 30, 1995              --        --           --            --           --     (6,917,561)    (6,917,561)

                                         ----------  --------  -----------  ------------   ----------   ------------   ------------

Balance, September 30, 1995               9,314,392  $ 93,144  $61,942,261    ($ 127,029)   ($188,783)  ($24,591,341)  $ 37,128,252
                                         ==========  ========  ===========  ============   ==========   ============   ============


Balance, December 31, 1995               10,915,019  $109,150  $88,355,145      ($94,482)  $  137,183   ($26,664,779)  $ 61,842,217

  Exercise of stock options                   9,258        93       32,377            --           --             --         32,470

  Amortization of compensation
     relating to grant of stock options          --        --           --        35,082           --             --         35,082

  Net unrealized gain on marketable
     securities                                  --        --           --            --      130,012             --        130,012

  Net loss for the nine month
    period ended September 28, 1996              --        --           --            --           --    (15,341,344)   (15,341,344)

                                         ----------  --------  -----------  ------------   ----------   ------------   ------------

Balance, September 28, 1996              10,924,277  $109,243  $88,387,522     ($ 59,400)  $  267,195   ($42,006,123)  $ 46,698,437
                                         ==========  ========  ===========  ============   ==========   ============   ============

                See notes to consolidated financial statements.

                               KOPIN CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                                 Nine Months Ended
                                                                             September 28   September 30
                                                                                 1996           1995
                                                                            --------------  -------------
Cash flows from operating activities:
  Net loss                                                                   ($15,341,344)   ($6,917,561)
  Adjustments to reconcile net loss
     to net cash used in operating activities:
     Depreciation and amortization                                              2,696,171      2,198,028
    Amortization of compensation relating to grant
       of stock options                                                            35,082         97,641
    Non-recurring charge                                                        4,990,412              -
    Decrease in unearned revenue                                                  (69,003)       (69,003)
    Increase in accrued rent                                                       25,500         25,501
    Minority interest in loss of                                               (1,075,264)             -
     subsidiary
    Changes in assets and liabilities:
       Accounts receivable                                                     (1,599,988)    (1,067,306)
       Inventory                                                                  812,425     (1,405,118)
       Prepaid expenses and other                                                (225,179)    (1,097,920)
        current assets
       Intangible assets                                                       (1,519,441)      (300,530)
       Accounts payable and accrued                                              (293,161)       340,814
        expenses                                                            -------------   ------------
       Net cash used in operating                                             (11,563,790)    (8,195,454)
        activities                                                          -------------   ------------

Cash flows from investing activities:
  Acquisition of Forte Technologies,
   Inc., net of
    cash acquired                                                                       -     (1,361,257)
  Marketable securities                                                         4,036,885      8,030,229
  Other assets                                                                   (224,591)       365,690
  Capital expenditures                                                         (2,810,827)    (2,243,530)
                                                                            -------------   ------------
       Net cash provided by investing                                           1,001,467      4,791,132
        activities                                                          -------------   ------------

Cash flows from financing activities:
  Net proceeds from issuance of
   subsidiary
    preferred stock                                                             1,800,000              -
  Proceeds from notes payable                                                     500,000      3,000,000
  Principal payment on notes payable                                           (3,000,000)             -
  Proceeds from long-term obligations                                           1,692,326              -
  Principal payment on long-term                                                 (681,402)      (450,839)
   obligations
  Proceeds from exercise of stock                                                  32,470         15,682
   options                                                                  -------------   ------------
       Net cash provided by financing                                             343,394      2,564,843
        activities                                                          -------------   ------------

Net decrease in cash and equivalents                                          (10,218,929)      (839,479)
Cash and equivalents, beginning of
 period                                                                        24,718,023      1,887,271
                                                                            -------------   ------------
Cash and equivalents, end of period                                         $  14,499,094   $  1,047,792
                                                                            =============   ============

Non-cash investing and financing
 transactions:
   Marketable securities valuation                                          $     130,012   $    481,217
 Supplementary information -Interest
  paid in cash                                                              $     277,028   $    236,618

                See notes to consolidated financial statements.

                               KOPIN CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. BASIS OF PRESENTATION
   ---------------------

The financial statements for the nine month periods ended September 28, 1996 and September 30, 1995 are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission (File No. 0-19882) for the year ended December 31, 1995.

The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for any other interim period or for a full fiscal year. Certain reclassifications have been made to the prior year financial statements to be in conformity with the current year presentation.

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

In January 1996, Kopin converted a $1,000,000 loan outstanding to Forte as part of a $2,800,000 private equity offering of Forte common stock. Net proceeds to Forte totaled $1,800,000 from minority investors. Additionally, in January 1996, Kopin guaranteed an aggregate of $1,000,000 of equipment and working capital loans obtained by Forte from a senior lender and agreed to subordinate its remaining $750,000 loan to Forte to the equipment and working capital loans. In June 1996, Kopin entered into a subordinated debt agreement with Forte as part of a $2,118,000 subordinated debt financing pursuant to which Kopin purchased as part of the initial closing $841,837 of subordinated notes and warrants. In September 1996, Kopin completed the second and final closing on an additional $841,837 of subordinated notes and warrants. At September 28, 1996, Kopin held a 59% equity ownership in Forte.

4. NOTE PAYABLE AND LONG-TERM OBLIGATIONS
   --------------------------------------

In 1995, the Company entered into a $3,000,000 demand note agreement with a bank bearing interest at 1/2% above prime. In May 1996, the note was repaid in full.

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

6. RECENT PRONOUNCEMENTS
   ---------------------

In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation," which was effective for the Company beginning January 1, 1996. SFAS No.123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation costs to be measured based upon the fair value of the equity instrument awarded. However, companies are permitted to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share in the Company's year ending December 31, 1996 financial statements.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
        RESULTS OF OPERATIONS
        ---------------------

Kopin Corporation and its subsidiaries (the "Company") are engaged in the development, manufacture and sale of flat panel display devices and products, and custom wafer-engineered electronic materials for commercial and consumer markets. To date, the Company's revenue has been derived primarily from development contracts with commercial companies and agencies of the federal government, as well as from sales of its custom wafer-engineered materials and flat panel display devices and products.

RESULTS OF OPERATIONS

         The Company's research and development and product sale revenue was $4,637,610 and $13,689,238 during the three and nine months ended September 28, 1996 compared to $3,989,144 and $9,907,093 earned during the corresponding periods in the prior year, an increase of $648,466 or 16% for the three months and $3,782,145 or 38% for the nine months ended September 28, 1996. Research and development revenue decreased 19% to $1,852,700 for the three months ended September 28, 1996 from $2,290,930 in the prior year and decreased 20% to $5,278,072 for the nine months ended September 28, 1996 from $6,607,222 in the prior year. The decreases in 1996 research and development revenue were primarily attributable to a reduction in contract revenue from agencies of the federal government. The Company's product sales increased 64% to $2,784,910 during the three months ended September 28, 1996 from $1,698,214 in the prior year and increased 155% to $8,411,166 for the nine months ended September 28, 1996 from $3,299,871 during the corresponding period in the prior year. The sales increase was primarily a result of an increase in unit sales of the Company's wafer-engineered materials, due to the increase in demand for these materials by the Company's customers for use in various wireless telecommunications products. The percentage increase in third quarter sales experienced over the prior year is not expected to continue in the fourth quarter as a result of sales levels of the Company's virtual reality head-mounted systems achieved in the fourth quarter of 1995 that the Company does not expect to achieve in 1996.

         Interest and other income was $457,326 and $1,463,507 for the three and nine months ended September 28, 1996 compared to $293,009 and $1,205,331 during the corresponding period in 1995. The increases in 1996 from the corresponding periods in the prior year reflect the Company's higher cash balances during 1996.

         The Company's total operating expenses were $8,027,377 for the three months ended September 28, 1996 and $31,569,353 for the nine months then ended compared to $6,425,067 and $18,029,985 for the same periods in the prior year. The increase of $1,602,310 or 25% for the three months ended September 28, 1996 and $13,539,368 or 75% for the nine months then ended was primarily due to the increase in cost of sales associated with higher sales volume of wafer-engineered materials and display products, increased costs incurred for internal development programs, personnel increases and increased sales and marketing costs for the Company's wafer-engineered materials and display products. Additionally, expenses for the nine months ended September 28, 1996 included an increase of $4,990,412 related to a non-recurring charge for the write-down of certain intangible and long-lived assets in connection with the Company's adoption of Statement of Financial Accounting Standards No. 121, the expensing of purchased technology, and the write-off of certain previously deferred expenses. Cost of sales, which is comprised of materials, labor and manufacturing overhead, were approximately 84% and 86% of product sales for the three and nine months ended September 28, 1996, respectively, compared to approximately 97% and 93% of product sales for the corresponding periods in the prior year. The reduction of the cost of sales percentage from the comparable prior periods is primarily due to the manufacturing start-up costs incurred in the initial production of the Company's head-mounted display systems in 1995, and increased unit volumes of the Company's wafer-engineered materials in 1996. Reducing cost of sales as a percentage of sales for the Company's products is generally dependent on achieving manufacturing economies of scale in order to manufacture at a lower per unit basis.

         Research and development expenses include expenses incurred in support of internal development programs and programs funded by agencies of the federal government. Total research and development expenses for the three and nine months ended September 28, 1996 were $4,093,692 and $13,297,020 compared to $3,352,070 and $11,688,719 during the corresponding periods in 1995. The increases of $741,622 or 22% for the three months and $1,608,301 or 14% for the nine months then ended were primarily due to increased activity in the Company's internal development programs for electronic imaging devices and display products, wafer-engineered materials and head-mounted display systems, including increases in circuit design costs, staffing, purchases of materials and laboratory supplies, subcontractor development work, and fabrication and packaging of the Company's SMART SLIDE imaging devices. These increases were partially offset by a reduction in research and development expenses incurred in support of programs funded by agencies of the federal government.

         General, administrative and selling expenses consist of the expenses incurred by the Company's business development and sales personnel, marketing expenses, and administrative and general corporate expenses. General, administrative and selling expenses were $1,393,977 and $5,304,588 for the three and nine months ended September 28, 1996, compared to $1,210,425 and $2,785,021 for the corresponding periods in the prior year. The increase in general, administrative and selling expenses in 1996 was primarily due to increases in display product marketing costs, advertising and trade show costs, as well as increased personnel and related costs. In addition, general and administrative expenses include non-cash charges for compensation expense of $11,694 and $35,082 for the three and nine months ended September 28, 1996, relating to the issuance of certain stock options. The Company expects to incur additional increases in general, administrative and selling expenses in the future as it commercializes its imaging devices and display products.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its operations primarily through private placements of its equity securities, the initial public offering of its common stock in April 1992, another public offering in March 1993, research and development revenue, and sales of its custom wafer-engineered materials and flat panel display devices and products. The Company currently has an unused line of credit of $500,000. The Company periodically enters into loan agreements to finance equipment purchases and other activities. As of September 28, 1996, sales of equity securities have raised approximately $92,500,000, including $13,300,000 of net proceeds from the Company's initial public offering, $26,500,000 of net proceeds from the Company's March 1993 public offering, $3,300,000 from a private stock sale in November 1992, $4,375,000 from the exercise of a 625,000 share stock warrant in December 1993, and $30,437,000 from private stock sales to Telecom Holding Co., Ltd. and United Microelectronics Corporation and its affiliate in the fourth quarter of 1995.

         As of September 28, 1996, the Company had cash and equivalents and marketable securities of $27,871,175 and working capital of $32,289,567 compared to $41,996,977 and $44,727,410 as of December 31, 1995. The decrease in cash and equivalents and marketable securities is primarily due to $11,563,790 of cash used in operations and $2,810,827 for capital expenditures. These decreases were partially offset by borrowings of $1,692,326 and $1,800,000 in equity financing raised by one of the Company's subsidiaries from certain of its minority stockholders. The Company also has approximately $1,950,000 of marketable securities held in escrow as equipment financing collateral which is shown in other assets.

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

         The Company periodically enters into various long-term debt arrangements in connection with the acquisition of certain capital equipment. During the nine months ended September 28, 1996, the Company entered into two separate equipment financing agreements and a subordinated debt agreement totaling $1,692,326. As of September 28, 1996, total long-term debt obligations totaled $3,245,617, of which $994,220 is payable within one year. Additionally, in January 1996, the Company entered into a $500,000 demand note agreement.

         In October 1993, the Company entered into a five-year lease for a 74,000 square foot manufacturing facility. This facility, which includes 7,000 square feet of environmentally controlled clean rooms, is being used for production of wafer-engineered materials and electronic imaging devices for certain of the Company's display products. The Company will make lease payments of approximately $4.0 million over the five-year term.

         The Company expects to expend approximately $6,000,000 over the next 36 months on equipment primarily related to development and manufacturing of electronic imaging devices and display products and wafer-engineered electronic materials. Of this amount, the Company expects to use approximately $500,000 in the remainder of 1996, $2,000,000 in 1997, $2,000,000 in 1998 and $1,500,000 in
1999 for capital equipment and expansion of the Company's manufacturing capabilities. Of these amounts, approximately $4,000,000 is expected to be used for expansion of manufacturing equipment required for development and manufacturing of electronic imaging devices and display products, and wafer-engineered materials, and the balance is expected to be used for the acquisition of laboratory and testing equipment and general facility upgrades. The Company also expects to use approximately $3,000,000 for development of advanced display circuit designs for its electronic imaging devices.

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

         In October 1994, the Company made an equity investment of $1,000,000 in Forte Technologies, Inc., a developer and manufacturer of virtual reality head-mounted systems. Subsequently, the Company has made a series of additional equity investments in Forte totaling $4,750,000, increasing its equity ownership to 59% at September 28, 1996. From time to time, Kopin may make equity and nonequity investments in other companies, including Forte, engaged in certain aspects of the flat panel display and electronics industries as part of its business strategy.

         The Company believes that its present cash and equivalents and marketable securities will be adequate to finance its anticipated operating and capital requirements and to meet liquidity needs through at least fiscal 1998.

FUTURE OPERATING RESULTS

         Certain of the statements contained in this Form 10-Q, including Management's Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking statements that involve risks and uncertainties. In addition to the risks and uncertainties set forth in this Form 10-Q, other factors that could cause actual results to differ materially include (without limitation) the following: general economic and business conditions and growth in the flat panel display industry, the impact of competitive products and pricing, availability of third party components, availability of integrated circuit fabrication facilities, cost and yields associated with production of the Company's SMART SLIDE imaging devices, and the risk factors listed from time to time in the Company's periodic reports filed with the Securities and Exchange Commission, including but not limited to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

PART II. OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

27   Financial Data Schedule

(b)  Reports on Form 8-K

     None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         KOPIN CORPORATION
                                         (Registrant)



Date: November 11, 1996             By:  /s/ John C.C. Fan
                                         ------------------------
                                         John C.C. Fan
                                         President, Chief Executive Officer and
                                         Chairman of the Board of Directors
                                         (Principal Executive Officer)



Date: November 11, 1996             By:  /s/ Paul J. Mitchell
                                         ------------------------
                                         Paul J. Mitchell
                                         Treasurer and Chief Financial Officer
                                         (Principal Financial and
                                          Accounting Officer)