Form 10-K
period 1996-12-31
KOPIN CORP
filed 1997-03-31
CIK 771266

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1996

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 0-19882

                               KOPIN CORPORATION
                               -----------------
            (Exact name of registrant as specified in its charter)

                   Delaware                             04-2833935
            ---------------------                       ----------
       State or other jurisdiction of                (I.R.S. Employer
       incorporation or organization                Identification No.)

    695 Myles Standish Blvd., Taunton, MA               02780-1042
    -------------------------------------               ----------
   (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code: (508) 824-6696
                                                    --------------

Securities registered pursuant to Section 12(b) of the Act: None
                                                            ----

Name on each exchange on which registered: NASDAQ
                                           ------

Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $.01 per share
                    --------------------------------------
                               (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes [X] No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

As of March 24, 1997, the aggregate market value of outstanding shares of voting stock held by non-affiliates of the registrant was $116,125,870.

As of March 24, 1997, 10,938,831 shares of the registrant's Common Stock, par value $.01 per share, were issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 22, 1997 are incorporated by reference into Part III of this Report.

                                    Part I

Item 1.   Business
------------------

General

   Kopin Corporation ("the Company") is engaged in the development, manufacture and sale of flat panel display devices and products and custom Wafer-Engineered gallium arsenide ("GaAs") materials for commercial and consumer markets based primarily on the Company's proprietary Wafer-Engineering technology. Wafer-engineering is the process of splicing or layering selected dissimilar materials, combining the desired properties of each, to provide optimal performance for specific applications. This core technology has enabled the Company to commercialize its wafer-engineered materials business and to develop and make initial sales of the SMART SLIDE/TM/ imaging device, an active matrix liquid crystal display (AMLCD) electronic imaging device which the Company believes has performance characteristics superior to commercially available high-definition cathode ray tube (CRT) and liquid crystal display (LCD) devices.

   The Company manufactures and sells custom wafer-engineered electronic materials, primarily epitaxial gallium arsenide for use primarily in advanced wireless telecommunication applications. In addition, the Company performs research and development, primarily under contracts with agencies of the United States Government. These contracts help support the advancement of the Company's proprietary core technology. The Company's policy is to retain its proprietary rights with respect to the principal commercial applications of its technology.

   The Company has focused its flat panel display activities on the development of very small format (.7 inch or less diagonal) SMART SLIDE imaging devices. The Company believes its ultra-small imaging devices are appropriate for personal, portable communication system and component applications.

   The Company was incorporated in 1984 to further develop and commercialize certain wafer-engineering technology developed at Massachusetts Institute of Technology ("MIT") by a team of scientists including Dr. John C.C. Fan, the Chief Executive Officer and a founder of the Company. In 1985, the Company obtained a license to certain MIT wafer-engineering and related technology to make, have made, use and sell products for the life of the patents. This license now covers 31 issued United States patents, 6 pending United States patent applications and some foreign counterparts to these United States patents and applications, and is exclusive with respect to commercial applications until April 22, 1999. In addition, the Company owns 68 United States issued patents, 48 pending United States patent applications and some foreign counterparts to these patents and applications.

Industry Background

Flat Panel Displays

   There is presently a large market for electronic displays with improved resolution and brightness, greater reliability and flat screens which minimize perimeter distortion. In particular, displays with high image quality, smaller dimensions and lower weight are desired for use in personal communication devices such as cellular phones and pagers, as well as computer workstations, high-end personal computers, computer-driven projectors, and head-mounted display systems. Current CRT-based display products have been unable to attain the desired performance in very large formats without also introducing excessive weight and size, as well as relatively high cost. In small-format systems, the CRT has been costly and difficult to miniaturize, in contrast to the well known accomplishments in semiconductor miniaturization in many other areas of the computer industry.

   Due to these inherent CRT limitations, the display industry continues to pursue means of creating a flat-screen, light-weight, cost effective replacement of the CRT. The technology that has received the greatest attention is based on the LCD, which is now in widespread use in laptop computers, watches, calculators, and other electronic display products requiring

--------------------------------------------------------------------------------
                                  TRADEMARKS
"KOPIN," "SMART SLIDE", "Wafer-Engineering", "Wafer-Engineered",
"CyberDisplay"and "ISE" are trademarks of Kopin Corporation. "KOPIN" is registered in the United States Patent and Trademark Office. "VFX1 HEADGEAR" is a trademark of Forte Technologies, Inc.

light-weight, black and white or color solid state displays. These displays form an image by either transmitting or blocking light from a light source behind the LCD. Over the past decade, research and development has been carried out to make LCDs higher in resolution, full color, faster (to display video images without blur) and show a wider range of shades of grey. LCD products with improvements in these areas have been introduced in the last several years by companies with which the Company competes.

   It is widely recognized in the LCD industry that the use of an integrated circuit can improve the resolution, speed and grey scale of the LCD. For typical computer applications, integrated circuits are formed on high quality silicon wafers, which are thick and opaque, using well-established high-yield manufacturing techniques. The integrated circuit used in the transmissive LCD, however, should be nearly transparent to allow light to pass through. Consequently, the display circuit cannot ultimately reside on a conventional silicon wafer. Instead, a thin film of silicon must be placed on glass or similar transparent material. For this reason, considerable research and development efforts have been carried out in the United States, Japan and elsewhere first to grow thin films of silicon on glass and afterwards to process this material into an integrated circuit for use in advanced LCDs. This is known as silicon-grown-on-glass or thin film transistor ("TFT") technology.

   In Asia, a multi-billion dollar investment of capital has been made by several companies to construct facilities dedicated to silicon-grown-on-glass processing (dedicated facilities are required because standard silicon integrated circuit manufacturers cannot process silicon-grown-on-glass). To date, the quality of the silicon material grown on glass cannot yield the performance that is obtained when high quality silicon wafers are used for the integrated circuit. Currently, LCD-based displays have gained acceptance in systems like lap-top computers, portable projectors and pocket-size televisions where low weight and power consumption are more important than resolution, speed or grey scale.

Wafer-Engineered Materials

   Market demands for higher levels of performance in electronic systems have produced an increasing number of varied, complex applications. The increased capabilities and requirements of these new systems create new markets and a further expansion of new, sophisticated applications. Many of these new applications have emerged in the wireless communications and telecommunications industries.

   The wireless communications industry is experiencing rapid growth with the advent of new applications such as digital cellular telephones, personal communication systems ("PCS"), satellite communications, wireless local area networks, wireless data transmission systems and wireless cable television. In addition, many of these new applications require efficient use of battery power to enhance portability. The proliferation of some of these new applications has led to increased communication traffic resulting in congestion of the historically assigned frequency bands. As a consequence, wireless communications are moving to higher, less congested frequency bands. In recognition of the potential for such applications, United States government regulatory agencies have auctioned licenses for a new spectrum of radio frequencies above 1.8 GHz, or approximately twice the frequency of previously existing cellular networks. These licenses will be used as the United States PCS is deployed. The Company believes the increasing demand for wireless communications at higher frequencies may lead to entirely new high volume applications for its products.

   To address the market demands for higher performance, electronic system manufacturers have relied heavily on advances in semiconductor technology. In recent years, the predominant semiconductor technologies used in advanced electronic systems have been silicon-based complementary metal oxide semiconductor ("CMOS"), bipolar complementary metal oxide semiconductor ("BiCMOS") and emitter coupled logic ("ECL") process technologies.

   However, GaAs semiconductor technology has emerged as an effective alternative or complement to silicon in many high performance applications.
GaAs has inherent physical properties which allow its electrons to move up to five times faster than those of silicon. This higher electron mobility permits the manufacture of GaAs integrated circuits which operate at much higher speeds than silicon devices, or operate at the same speeds with lower power consumption. In many new applications, GaAs integrated circuits enable high performance systems to process data more quickly, increasing system operating rates. In addition, the use of GaAs integrated circuits can reduce system power requirements, which is particularly important in battery powered portable applications. The high performance characteristics of GaAs, combined with the system requirements of the communications industry, have led to the first use of GaAs components in high volumes to complement silicon devices in a wide range of commercial systems.

   The Company believes that the continuation and acceleration of these trends will result in increasing demand for GaAs integrated circuits, thereby creating substantial opportunities for the Company's wafer-engineered GaAs materials.

The Kopin Approach

Flat Panel Displays

   In contrast to others in the AMLCD industry, the Company is able to transfer high quality, single crystal, thin film silicon integrated circuits to glass utilizing its proprietary and patented wafer-engineering technology. This capability has enabled development of the SMART SLIDE, a new class of high-speed electronic imaging device. The SMART SLIDE imaging device includes a thin film integrated circuit and liquid crystal, enclosed between two glass panels. As light is projected through a SMART SLIDE imaging device, it is filtered to transform white light into a color image, like a photographic slide, except that the SMART SLIDE is computer controlled to display video, data and graphic images.

   The Company has manufactured in limited commercial quantities active matrix liquid crystal display ("AMLCD") SMART SLIDE imaging devices formed using the Company's single crystal thin film silicon wafer-engineering technology. An important advantage of its wafer-engineering technology is that high speed signal processing and control logic can be integrated directly into the SMART SLIDE imaging device, leading to the development of display products with higher resolution, greater system speed, lower weight, less volume and simplified manufacturing. These SMART SLIDE imaging devices may also provide further cost advantages through the ability to use relatively standard small-format optical components.

   The Company believes that particularly for certain applications requiring extremely small format, high resolution and speed, its SMART SLIDE imaging device will serve as an alternative to commercially available CRT and LCD-based imaging devices. Although LCDs are replacing certain CRT applications, commercially available LCDs are limited in speed and resolution and are relatively costly, since they are typically fabricated on specially designed capital intensive manufacturing equipment. Integral to the Company's proprietary approach is the ability to prepare thin film silicon integrated circuits using existing manufacturing facilities. Since integrated circuit manufacturing capacity is in place at multiple sites, the Company believes this approach significantly reduces the substantial capital investment, significant process development costs and long lead times typically needed for the establishment of advanced LCD manufacturing capabilities.

Wafer-Engineered Materials

   Over the past several years, the Company has developed process technology enabling the production of high quality Heterojunction Bipolar Transistor ("HBT") gallium arsenide materials. The focus of this effort was development of a reproducible HBT production process that would enable volume production of high performance HBT devices and circuits, based primarily on the Company's proprietary carbon doping growth process. The Company's stable, highly reproducible carbon doped HBT material is presently designed into a majority of the HBT circuit programs of the Company's customers. The Company continues to work closely with customers and potential customers on design and development of customized HBT material structures.

Current Business and Development Strategy

   The Company's product development strategy for high resolution displays is to continue developing smaller format and higher resolution SMART SLIDE imaging devices as well as advanced display products such as head-mounted display
systems and personal, portable communication systems.   SMART SLIDE imaging
device development and fabrication is being conducted by the Company in collaboration with a number of domestic and foreign companies and research laboratories. The Company has demonstrated the operation of high resolution AMLCDs with integrated scanning and drive electronics fabricated using the Company's proprietary wafer engineering technology combined with standard silicon wafer processing and LCD assembly, and since 1995 has had limited production and sale of these devices and products based upon these devices.

   The Company has focused its flat panel display development efforts on very
small format active matrix SMART SLIDE imaging devices.    In 1994, the Company
demonstrated a .7 inch diagonal 640 by 480 (VGA)SMART SLIDE with more than 300,000 pixels and a resolution of 1,100 lines per inch. This SMART SLIDE, in a chip size of approximately one-half inch by one-half inch, was developed in conjunction with MIT-Lincoln Laboratory. Also in 1994, the Company achieved the development of SMART SLIDE imaging devices capable of displaying full color video or computer images. Using a proprietary color filter process developed by the Company for high-resolution displays, these .7 inch diagonal SMART SLIDE imaging devices contain more than 300,000 pixels. In 1996, the Company demonstrated higher resolution SMART SLIDE imaging devices including a 800 x 600 display and a 1280 by 1024 display. The Company is continuing research and development and manufacturing process development efforts on these SMART SLIDE imaging devices, as well as smaller and higher resolution devices under government and internally funded development programs.

   The Company is also developing an ultra-small, high density SMART SLIDE imaging device called CyberDisplay. The Company believes the extremely small size of the CyberDisplay (1/4" diagonal) and high image quality make them suitable for personal communication devices, pagers, cellular phones and their derivatives, where there is a need for enhanced functionality, particularly to display more information while retaining the pocket-sized packaging of these products. The Company intends to form business alliances and collaborations to accelerate the use of CyberDisplay devices in personal, portable communication systems and products, and has identified the rapidly growing wireless communications markets and the companies providing portable communication devices as business and collaboration opportunities.

   The Company has formed business alliances and collaborations to advance its business strategy. In October 1995, the Company entered into a strategic alliance with Telecom Holding Co., Ltd., an affiliate of CP Group, which made an equity investment in the Company of $27.1 million by privately purchasing 1,643,716 shares of Kopin common stock at $16.50 per share. In December 1995, the Company entered into a foundry relationship with United Microelectronics Corporation ("UMC"), under which UMC and its affiliate, Unipac Optoelectronics Corporation ("Unipac"), also made an equity investment in the Company of $3.7 million by privately purchasing 225,000 shares of Kopin common stock at $16.50 per share. In August 1994, the Company entered into agreements with two divisions of Philips Electronics North America Corporation ("Philips") to develop advanced projection system products based on Kopin and Philips technology, as well as license certain Philips technology. In May 1994, the Company received a $10.6 million thirty-month contract from Defense Advanced Research Projects Agency ("DARPA") to develop high resolution SMART SLIDE imaging devices for head-mounted military applications.

   The Company has entered into strategic foundry agreements with two integrated circuit companies, UMC and GMT Microelectronics Corporation ("GMT"), to expand its integrated circuit fabrication capability. During 1996, GMT, a domestic integrated circuit foundry, provided IC fabrication for the Company's SMART SLIDE imaging device. The Company's strategic foundry relationship with UMC, a leader in the design and manufacture of integrated circuits based in Taiwan, was entered into with the objective of establishing capability for volume production and market penetration of the Company's SMART SLIDE imaging device. In addition, the Company has a Cooperative Research and Development Agreement with MIT Lincoln Laboratory for advanced development and fabrication of SMART SLIDE imaging devices and related integrated circuits.

   The Company is concurrently engaged in the design and development of head-mounted display systems. The Company's product strategy for head-mounted displays is directed at the development of system products for commercial and consumer applications. The Company has developed SMART SLIDE imaging devices for initial head-mounted display systems for industrial, personal computing and communication, and training and simulation applications. SMART SLIDE imaging devices for advanced, high resolution, head-mounted systems are also being developed by the Company, as prime contractor to DARPA.

   The development strategy for the Company's wafer-engineered materials business is based on expanding its penetration of the high growth markets of the wireless communication industry by teaming with its customers and offering them a broad range of solutions through its wafer-engineered HBT materials. Additionally, the Company continues to expand and improve its manufacturing capability and infrastructure for wafer-engineered materials.

   The Company manufactures and sells its wafer-engineered gallium arsenide materials to customers including Rockwell, Northrup Grumman, Raytheon and Fuji Electric for use primarily in advanced wireless telecommunication applications. The Company's custom wafer-engineered materials include gallium arsenide spliced with or layered on other related materials. The Company sells its custom wafer-engineered materials directly in the United States and through sales representatives abroad. The raw materials used for the Company's current products are generally available from multiple sources within the United States and abroad.

   In addition, the Company collaborates or performs research and development, primarily under contracts with agencies of the United States Government. These contracts help support the advancement of the Company's proprietary core technology. These agreements are subject to termination at the election of the relevant agency.

Forte Technologies, Inc.

   From October 1994 through January 1996, the Company made a series of equity investments in and loans to Forte Technologies, Inc., a developer of virtual reality head-mounted systems and peripherals for the personal computer and entertainment markets, and currently owns approximately 60% of the equity of Forte. Forte has marketed and sold its virtual reality system product, the VFX1 HEADGEAR Virtual Reality System, since May 1995 for use with personal computer games. As a result of declining sales and results of operations at Forte, the Company recorded a write-down of the value of Forte's assets and its investment in Forte at December 31, 1996 totaling $3,900,000, and is evaluating its strategic options regarding its investment. In March 1997, Forte filed a voluntary petition seeking protection from its creditors under Chapter 11 of the United States Bankruptcy Code. The Company does not believe this will have a material adverse effect on its financial condition or results of operation.

Products and Product Applications

   The Company's product strategy is to develop and produce advanced wafer-engineered gallium arsenide materials for wireless telecommunication and electronics applications and small format flat panel displays for use in personal, portable communication systems as well as other business and personal applications.

SMART SLIDE Imaging Device

   The Company's SMART SLIDE imaging device is a small format active matrix liquid crystal display device which the Company believes has performance features superior to other commercially available liquid crystal display devices. These imaging devices are based on the Company's Wafer-Engineering technology, in which single crystal thin film silicon integrated circuits are transferred to glass enabling production of high resolution displays. The key benefits of this approach to the manufacture of AMLCDs are: 1) reduced AMLCD and display system cost, 2) rapid market entry utilizing existing integrated circuit manufacturing facilities, 3) high resolution active matrix pixel array in a small format display (.7 inch or less diagonal), 4) high speed circuit operation which provides for simple system interconnect, and 5) integrated drive circuits which eliminate the need for more complex interconnect.

CyberDisplay

   The Company is also developing an ultra-small, high density SMART SLIDE imaging device called CyberDisplay. The Company believes the extremely small size of the CyberDisplay (1/4 inch diagonal) and high image quality make them suitable for personal communication devices, pagers, cellular phones and their derivatives, where there is a need for enhanced functionality, particularly to display more information while retaining the pocket-sized packaging of these products.

   The Company plans to sell CyberDisplay devices to original equipment manufacturers ("OEMs") whose products need a low cost display with high information content capability. The Company believes the ultra-small form factor, light weight, low power consumption and low cost of the CyberDisplay make possible innovative products that cannot be achieved with other display technologies.

   The CyberDisplay device is a virtual display. Although the display itself is miniature in size, when viewed through a tiny acrylic lens the image is equivalent to viewing a 20 inch diagonal screen from a distance of five feet. This virtual display capability allows OEMs to build small products that use CyberDisplay while at the same time providing easy viewing of high information content images. The display can be held three inches or more from the eye and comfortably viewed with both eyes open.

Wafer-Engineered Materials

   The Company develops and manufactures application specific epitaxial wafer materials for advanced semiconductor circuit applications. These advanced structures are manufactured using metalorganic chemical vapor deposition (MOCVD) semiconductor growth techniques. The Company believes it is one of the world's leading suppliers of carbon doped Heterojunction Bipolar Transistor (HBT) wafer materials and supports volume production of 3 inch, 4 inch and 6 inch wafers.

   The HBT, unlike competing gallium arsenide devices, is a vertical device. This feature enables the Company's customers, which design and fabricate integrated circuits to design ultra-small circuits that can be manufactured at costs that are highly competitive with gallium arsenide ion implant MESFET circuits and silicon solutions. In addition, HBT circuits run a single power supply voltage and have excellent signal linearity and power added efficiency; which enables wireless handset designers to eliminate certain costly components and use smaller, less bulky batteries.

   The Company believes the overall market opportunities for gallium arsenide HBT materials will continue to expand. HBT circuits based on the Company's gallium arsenide materials have been inserted into a growing number of digital cellular handsets. The Company believes HBT circuits are being designed into fiber optic transmitter circuits, wide band amplifiers that will double the frequency capability of certain cable television systems, and new applications such as RF-ID (systems that enable the remote identification of a moving object).

   A substantial portion of the Company's wafer-engineered materials products are designed to address the needs of individual customers. Frequent product introductions by its customers make the Company's future success dependent on its ability to select customer-specific development projects which will result in sufficient production volume to enable the Company to achieve manufacturing efficiencies. Because customer-specific products are developed for specific applications, the Company expects that some of its current and future customer-specific products may never be produced in high volume.

Head-Mounted Display Products

   The Company believes its SMART SLIDE imaging devices will be useful in head-mounted applications in industrial, commercial and military applications such as field maintenance, equipment repair, aviation and air traffic control, 3-D medical imaging and 3-D computer-aided design and graphics systems. Present head-mounted display systems which utilize small CRTs are limited in application by size, weight and cost. In addition, CRT-based head-mounted displays, which typically operate at many thousands of volts, may not be considered safe for consumer applications. The Company believes that its SMART SLIDE imaging devices are well suited to high performance applications because of their potential for higher resolution in a smaller format. The Company is currently developing SMART SLIDE imaging devices with both 640 by 480 and 1280 by 1024 pixels in an approximately .7 inch diagonal format. The Company believes that these displays will have applications in industrial, consumer, commercial and military systems.

Projection System Products

   The Company also has development activities for compact, high-performance computer-driven projection products which have been designed to generate video rate computer-controlled images. The high degree of miniaturization that is possible with the Company's SMART SLIDE allows for the use of smaller optical components in highly compact portable projector products. The Company believes that applications exist for a small, high-definition computer-driven projector product including training, general presentations, and work-group computing sessions. The Company believes the greater reliability, resolution and speed of its imaging systems make them advantageous for other advanced projection system products, including large screen monitors and HDTV.

Technology Overview

   The SMART SLIDE imaging device uses liquid crystals to filter light from an external lamp and the way it produces an image is analogous to that of a photographic slide; either forward or rear projection from a light source can be used. The Company anticipates that a SMART SLIDE imaging device should be capable of exceeding 2,000 lines per inch without reaching integrated circuit miniaturization or optical diffraction limits and that the maximum theoretical definitional limit of a SMART SLIDE imaging device could be approximately 10,000 lines per inch.

   The SMART SLIDE uses conventional liquid crystals, color filters (or dichroic mirrors) and digital control circuits to filter white light into a color image in accordance with the input data stream. This conversion is achieved through active control over pixels on the SMART SLIDE surface. The pixels are arranged in a rectangular array (or matrix) to facilitate interconnection.

   Each pixel within the matrix must receive digital commands from the control circuitry. The pixels respond by attenuating light to the desired degree at the required time. The ability of the pixel to respond quickly to a wide range of control commands for varying degrees of brightness, termed grey scale dynamic range, is one of the principal requirements for high performance displays. Due to the importance of grey scale dynamic range to attainment of full color, rapid and precise control of the pixel is required.

   In the SMART SLIDE, varying degrees of light attenuation in each pixel are obtained through the use of polarized light and the inherent polarizability of liquid crystals. The degree of cross polarization, and hence the light attenuation, are controlled by applying a selected voltage across the liquid crystal at each pixel; this voltage causes a proportional degree of attenuation. Various types of liquid crystals are suitable for this application and several are already in wide use in LCD products.

   In order to obtain rapid and accurate control over each pixel on the imaging device, it is advantageous to have the voltage across each pixel controlled by an adjacent transistor or other active device; this arrangement provides the enhanced speed and control necessary for high performance. The transistors should be co-located with the pixel circuitry in order to enhance speed and grey scale and to reduce the complexity to the interconnections. Such design has been termed active matrix. The active devices in the matrix permit the control logic to set or refresh the pixel grey scale level much more rapidly than could otherwise be obtained. When the transistors are formed from integrated-circuit-quality (single crystal) silicon, the display can be made fast enough to enable high (over one million) pixel counts, with excellent grey scale capability. If silicon of lower quality is used in a high-definition display, the speed of the active matrix electronics may not be adequate to prevent noticeable flicker, loss of color definition and other undesirable distortion.

   The number of pixels and therefore the number of transistors is extraordinary in a high-definition display. For example, a conventional monochrome graphics display is comprised of 640 by 480 pixels. Thus, 307,200 transistors are required for the graphics active matrix. A high-definition color display requires more than one million transistors. For this reason, the formation of the active matrix approaches the complexity associated with integrated circuits ("ICs"). For liquid crystal displays, these transistors must be mounted on glass or other transparent material. The conventional manufacturing approach pursued worldwide involves the formation of the silicon material on glass or quartz, followed by circuit processing that must be carried out in specialized glass-compatible IC factories. A significant barrier to entry into this industry is the substantial capital required to establish a circuit-on-glass fabrication capability. The Company's use of its proprietary and patented wafer engineering technology to mount the circuit on glass allows the Company to use conventional silicon IC foundries.

   The speed, size and leakage of the transistors in the active matrix are the key factors governing suitability for high performance liquid crystal displays. Currently, transistors are mainly formed in one of two ways. One involves the use of a thin film of amorphous silicon-grown-on-glass. It is termed amorphous because a silicon film grown directly on glass has very high crystal disorder and low electronic quality (the speed of electrons in amorphous silicon is approximately 500 times slower than in IC quality, single crystal silicon). Consequently, amorphous thin film transistors have difficulty achieving the speed and the grey scale dynamic range required for digital high-definition imaging systems. The other method of transistor formation utilizes polycrystalline silicon thin films that are grown on glass at high temperatures. This process requires special high temperature glass or expensive quartz panels. Although better than amorphous films, polycrystalline silicon films are still not well suited to certain high-definition, high performance applications (the electrons are approximately 30 times slower than in single crystal silicon). Both approaches currently require the development and manufacture of large scale, active matrix integrated circuits in material that is already formed on glass or quartz substrates in specialized glass or quartz compatible IC foundries.

   The passive matrix approach now in use for simple watch and calculator displays is receiving renewed attention in order to circumvent certain limitations of the amorphous and polycrystalline active matrix approaches. The new technologies - if successfully developed - could be used with or without the active matrix. However, both active and passive approaches require integrated circuit drivers for the rows and columns in the pixel matrix and therefore must have integrated circuits mounted on glass (chip-on-glass), otherwise the number of electrical connections to the display becomes too large to be practical. The Company believes that passive systems of this type are not capable of miniaturization to the same degree as a SMART SLIDE imaging device, due to the limitations of chip-on-glass technology. The Company's SMART SLIDE imaging device incorporates integrated circuit drivers and logic within the SMART SLIDE itself. Thus, the Company believes that this approach will allow for further miniaturization, reduced cost, greater reliability and high-definition.

   In contrast to the current passive and active matrix approaches, the Company utilizes high quality, single crystal silicon integrated circuits. This thin film, single crystal silicon is not grown on glass; rather, it is first formed on a silicon wafer (using the Company's patented and proprietary ISE/TM/ process) and is then transferred to glass. However, before it is transferred to glass, a circuit (including the active matrix, driver circuitry and other logic) is fabricated on the thin film by IC processes in a conventional silicon IC foundry so that the transferred layer is a functional and tested active matrix integrated circuit. By using this approach, the Company has successfully demonstrated and manufactured in limited commercial quantities active matrix LCDs comprised of 1280 by 1024 pixel displays, 800 by 600 pixel displays and 640 by 480 pixel displays.

   Kopin's primary wafer-engineered gallium arsenide material product is the aluminum gallium arsenide (AlGaAs) emitter, a carbon doped HBT wafer material. In addition to working on higher performance and simpler, lower cost versions of this structure, Kopin's development team is designing new materials structures for future applications. Once such structure is the indium gallium phosphide(InGaP) emitter HBT. The Company currently is delivering InGaP HBT materials to certain customer development programs. The device performance yielded by the Company's InGaP materials now approaches performance delivered by the Company's AlGaAs materials.

   Based on customer projections, the Company envisions InGaP HBT wafer-engineered materials production moving toward volume production over the next several years. The Company's InGaP HBTs are grown using the same equipment set as its AlGaAs HBTs, therefore, current capacity can support InGaP production as well as AlGaAs production.

Patents, Proprietary Rights and Licenses

   An important part of the Company's product development strategy is to seek, when appropriate, protection for anticipated display products and proprietary technology through the use of various United States and foreign patents and contractual arrangements. The Company intends to prosecute and defend its proprietary technology aggressively.

   The Company owns 68 issued United States patents and has 48 pending United States patent applications. Many of these United States patents and applications have counterpart foreign patents, foreign applications or international applications through the Patent Cooperation Treaty. In addition, the Company is exclusively licensed by MIT under 31 issued United States patents, 6 pending United States patent applications, and some foreign counterparts to these United States patents and applications. The Company's material United States patents expire during the period from May 2006 through June 2014. The material United States patents licensed to the Company by MIT expire during the period from April 1997 through November 2011.

   In 1985, the Company obtained a license from MIT to certain wafer engineering and related technology. The license grants to the Company a worldwide license to make, have made, use, and sell products covered by the licensed patents for the life of these patents. The license is exclusive with respect to commercial applications until April 22, 1999. During the period of exclusivity, the Company also has a right of first refusal to negotiate a license for MIT improvements that fall within the claims of the licensed patents. In 1995, the Company obtained an additional license from MIT to certain optical technology. The license grants to the Company a worldwide license to make, have made, use, lease and sell products covered by the licensed patents until 2007. The Company pays royalties to MIT equal to the greater of $30,000 per year or up to 3% of net sales of products covered by the patents.

   Patent applications in the United States are maintained in secrecy until patents issue and since publication and discoveries in the scientific and patent literature tends to lag behind actual discoveries, the Company cannot be certain that it was the first creator of inventions covered by pending patent applications or the first to file patent applications on such inventions. There can be no assurance that the Company's pending patent applications or those of its licensors will result in issued patents or that any issued patents will afford protection against a competitor. In addition, there can be no assurance that others will not obtain patents that the Company would need to license or circumvent.

   The Company's products might infringe the patent rights of others, whether existing now or in the future. For the same reasons, the products of others could infringe the patent rights of the Company. The defense and prosecution of patent suits is both costly and time-consuming, even if the outcome is favorable to the Company. These problems can be particularly severe in foreign countries. An adverse outcome in the defense of a patent suit could subject the Company to significant liabilities to third parties, require disputed rights to be licensed from third parties, or require the Company to cease selling its products.

   The Company also attempts to protect its proprietary information with contractual arrangements and under trade secret laws. Company employees enter into agreements providing for the assignment of rights to inventions made by them while in the employ of the Company. Agreements with consultants generally provide that rights to inventions made by them while consulting for the Company will be assigned to the Company unless such assignment is prohibited by the terms of any agreements with their regular employers. Agreements with employees, consultants and collaborators contain provisions intended to protect further the confidentiality of the Company's proprietary information. To date, the Company has had no experience in enforcing such agreements. There can be no assurance that these agreements will not be breached, that the Company would have adequate remedies for any breaches, or that the Company's trade secrets will not otherwise become known or be independently developed by competitors.

Competition

   The market for high resolution flat panel displays is highly competitive and subject to rapid technological change. The Company currently competes primarily against products offered by large Asian electronics companies including Sharp, Optrex, Hitachi, Seiko, Toshiba, Sony, Sanyo and DTI, a joint venture between IBM and Toshiba, which have developed a dominant position in the market for advanced active matrix LCDs using polycrystalline and amorphous silicon-grown-on-glass. These companies have made monochrome and color LCD panels commercially available. The Company believes that the primary application for these displays is in notebook and laptop computers, although new smaller format products for applications in projection systems and head-mounted systems are also being sold. The Company believes that Asian manufacturers have made a multi-billion dollar investment in the silicon-grown-on-glass technology and have attained significant production economies. The Company may face an aggressive, well financed competitive response which may include the misappropriation of the Company's intellectual property or predatory pricing.

   Other companies, including David Sarnoff Research Center, Xerox PARC, Texas Instruments, Philips, Raychem, Hughes Aircraft and Hercules Display Systems, are mainly involved in research and development and limited production of specialty displays. Several companies, including Sony, Honeywell, Kaiser Electronics and S-Tron, are engaged in head-mounted display development. The Company believes that its imaging products will compete principally on the basis of performance and cost.

   The Company presently competes with approximately twelve large and small corporations with respect to the sale of its custom wafer-engineered materials. Additionally, the Company also competes with a large number of research laboratories, companies and other institutions for research and development funding. The Company believes that the principal competitive factors with respect to the sale of its wafer-engineered materials are performance and price.

   The production of GaAs integrated circuits has been and continues to be more costly than the production of silicon devices. This cost differential relates primarily to higher costs of the raw wafer material, lower production yields associated with the relatively immature GaAs technology and higher unit costs associated with lower production volumes. Although the Company has reduced production costs of its gallium arsenide HBT materials by achieving higher volumes, there can be no assurance that the Company will be able to continue to decrease production costs. In addition, the Company believes the costs to its customers of producing GaAs integrated circuits will continue to exceed the costs associated with the production of silicon devices. As a result, the Company must offer materials to producers of GaAs integrated circuits which provide superior performance to that of silicon such that the perceived price/performance of its customers' products is competitive with silicon devices. There can be no assurance that the Company can continue to identify markets which require performance superior to that offered by silicon solutions or that the Company will continue to offer products which provide sufficiently superior performance to offset the cost differentials.

Strategic Relationships and Major Collaborative Arrangements

   The Company has formed business alliances and strategic relationships to accelerate its technology, product development and capital formation initiatives, and advance its overall business strategy. In addition, the Company carries out development contracts and collaborative arrangements with private industry and government to fund continued development of the Company's core technology, as well as development of imaging devices for specific applications. The Company's contracts with government agencies contain certain milestones relating to technology development. These contracts may be terminated by such government agencies prior to completion of funding. The Company's policy is to retain its proprietary rights with respect to the principal commercial applications of its technology. To the extent technology development has been funded by a federal agency, under applicable federal laws such agency has the right to obtain a non-exclusive, non-transferable, irrevocable, fully-paid license to practice or have practiced such technology for governmental use.

Strategic Relationships

      Telecom Holding Co., Ltd. In October 1995, the Company entered into a strategic alliance with Telecom Holding Co., Ltd., an affiliate of Thailand based CP Group, which made an equity investment in the Company of $27.1 million by privately purchasing 1,643,716 shares of the Company's common stock at $16.50 per share. In addition to the investment, Telecom Holding and the Company intend to work closely on future business activities, including joint investments in manufacturing and marketing display products based upon the Company's SMART SLIDE imaging devices.

      UMC. In December 1995, the Company entered into a strategic foundry relationship and corporate alliance with UMC and its affiliate, Unipac. Under the agreement, UMC and Unipac made an equity investment in the Company of $3.7 million by privately purchasing a total of 225,000 shares of the Company's common stock at $16.50 per share. Additionally, UMC agreed to provide integrated circuit wafer fabrication for the Company's SMART SLIDE imaging devices to establish volume production, and to work together with the Company on various AMLCD technology issues, including packaging and testing of displays.

      GMT. In January 1995, the Company entered into a wafer processing agreement with GMT, under which GMT provides integrated circuit wafer fabrication for the Company's SMART SLIDE imaging devices. Additionally, the Company has purchased a minority interest equity position in GMT for approximately $950,000.

      Philips. In August 1994, Kopin entered into agreements with two divisions of Philips. Under a Joint Agreement with Philips Consumer Electronics Company, the two companies plan to develop and manufacture full color AMLCD systems using the Company's SMART SLIDE imaging device. Under a Cross Licensing and Supply Agreement with Philips Laboratories, the Company has licensed Philips' patented falling raster single panel technology, a time sequential method of producing color images.

      MIT. In October 1993, the Company entered into a Cooperative Research and Development Agreement with MIT Lincoln Laboratory. Under the terms of the agreement and subsequent amendments, the Company and MIT together perform research on advanced display imaging devices for commercial and military use.

Collaborative Development Arrangements

   The Company is engaged in or has recently completed these contracts and collaborative arrangements relating to the development of imaging devices using thin film single crystal silicon, and the development of advanced integrated circuits and advanced packaging techniques for digital circuits, as well as applications of its wafer engineering process.

      Defense Advanced Research Projects Agency. In May 1994, the Company received a $10.6 million, 30-month contract from DARPA for continued development of advanced, higher resolution SMART SLIDE imaging devices for head-mounted military applications. The displays developed in this effort have a 2560 x 2048 pixel resolution in a viewable area of approximately one square inch. As prime contractor for this DARPA program, the Company directs several participating subcontractors including David Sarnoff Research Center, Planar Systems and AlliedSignal.

      Department of Commerce-National Institute of Standards and Technology ("NIST"). In April 1995, the Company entered into a $12.4 million three-year contract with the United States Department of Commerce, through the NIST Advanced Technology Program. The Company and its subcontractor, Philips Electronics North America Corporation, are collaborating to use the Company's wafer engineering technology and certain Philips technology to develop high-resolution color displays for high definition television applications.

      Department of Defense (Army). During 1994 and 1995, the Company performed research under a $2.0 million two-year contract from Department of Defense - Army Natick Research, Development and Engineering Center for continued development of high resolution, flat panel displays. The work performed under this contract has been coordinated with the Company's DARPA program. As prime contractor for this program, the Company is directing several participating subcontractors including Sarnoff, ILC Technology and Honeywell.

      Office of Naval Research. The Company is developing three-dimensional silicon integrated circuits for high density electronics under a contract which involves use of various techniques to form layered circuitry. The Company believes that this development will be important to the creation of highly integrated electronic imaging circuits.

Employees

   The Company and its subsidiaries employ 116 full-time individuals and 6 part-time individuals. Of these, 10 hold Ph.D. degrees in Material Science, Electrical Engineering or Physics. The Company's management and professional employees have significant prior experience in wafer-engineered materials, processing and manufacturing, and other technologies related to flat panel display devices and products; most have more than ten years of experience in the electronics industry. The Company believes that it has been highly successful in attracting experienced and capable scientific, engineering and business personnel. None of the Company's employees is covered by collective bargaining agreements. The Company considers relations with its employees to be good.


Item 2. Properties
------------------

   The Company's headquarters are located in the Myles Standish Industrial Park in Taunton, Massachusetts where it leases a custom designed 25,200 square foot facility. The lease expires on October 31, 1998 with a two-year renewal option. The facility includes 6,000 square feet of contiguous environmentally controlled clean rooms for production. In October 1993, the Company entered into a five-year lease for a 74,000 square foot manufacturing facility in Westborough, Massachusetts. This facility includes 7,000 square feet of contiguous environmentally controlled clean rooms for production. Forte's manufacturing facility of approximately 20,000 square feet is located in Rochester, New York, and leased under a five-year agreement which expires in 2000. In November, 1996, the Company extended for one year the lease for a 2,800 square foot facility in Los Gatos, California used as a design facility for prototyping personal, portable display products. The Company believes that its existing space is adequate for its immediately foreseeable business needs.

Item 3. Legal Proceedings
-------------------------

   In September 1996, Forte settled its suit against Virtual i-O, Inc. for infringement of a Forte patent relating to a head-tracking device for use in a headset. Virtual i-O, Inc. agreed to pay Forte a fixed sum of money and the parties entered into a cross-license arrangement.

   In March 1997, Forte filed a petition in federal bankruptcy court in the Western District of New York seeking protection from its creditors under Chapter 11 of the United States Bankruptcy Code. The Company does not believe this will have a material adverse effect on its financial condition or results of operations.

   The Company is not a party to any other material litigation and is not aware of any pending or threatened litigation that could have a material adverse effect upon the Company's business, operating results or financial condition.

 Item 4. Submission of Matter to a Vote of Security Holders
 ----------------------------------------------------------

Not Applicable.

                       EXECUTIVE OFFICERS OF THE COMPANY

The executive officers of the Company, who are elected on an annual basis to serve at the discretion of the Board of Directors, are as follows:

         Name                     Age          Position with the Company
         ----                     ---          -------------------------
John C. C. Fan..............      53      President and Chief Executive Officer;
                                          Chairman of the Board of Directors

Paul J. Mitchell............      44      Treasurer and Chief Financial Officer

Ronald P. Gale..............      46      Vice President, Contract Research

Jeffrey J. Jacobsen.........      43      Vice President, Business Development

Meth Jiaravanont............      38      Vice President, Strategic Marketing

Glen G. Kephart.............      53      Vice President of Marketing,
                                          Display Products

Matthew J. Micci............      40      Vice President, Sales

          John C. C. Fan, President, Chief Executive Officer, Chairman of the Board of Directors. Dr. Fan, a founder of the Company, has served as Chief Executive Officer and Chairman of the Board of Directors of the Company since its organization in April 1984. He has also served as President of the Company since July 1990. Prior to July 1985, Dr. Fan was Associate Leader of the Electronic Materials Group at MIT Lincoln Laboratory. Dr. Fan is the author of numerous patents and scientific publications. Dr. Fan received a Ph.D. in Applied Physics from Harvard University.

          Paul J. Mitchell, Treasurer and Chief Financial Officer. Mr. Mitchell has served as Chief Financial Officer of the Company since April 1985 and has been Treasurer of the Company since July 1987. Mr. Mitchell is a Certified Public Accountant.

          Ronald P. Gale, Vice President, Contract Research. Dr. Gale has served as Vice President of the Company in several capacities since July 1985. Dr. Gale received a Ph.D. in Materials Science and Engineering from the Massachusetts Institute of Technology in 1978.

          Jeffrey J. Jacobsen, Vice President, Business Development. Mr. Jacobsen joined the Company as Vice President, Business Development in February 1990. From 1987 through 1989, Mr. Jacobsen served as Director of Strategic Business at OKI Semiconductor Company, U.S.A.

          Meth Jiaravanont, Vice President, Strategic Marketing. Mr. Jiaravanont joined the Company as Vice President, Strategic Marketing in December 1995 pursuant to an agreement between the Company and Telecom Holding Co., Ltd. Prior to joining the Company, Mr. Jiaravanont served as a Vice President and Director in several different capacities for affiliates of CP Group in Asia and North America.

          Glen G. Kephart, Vice President, Marketing Display Products. Mr. Kephart joined the Company as Vice President, Marketing Display Products in December 1995. Prior to joining the Company, Mr. Kephart served as General Manager, Conference Products, for Coherent Communications Systems for four years and previously served as a Director of National Distribution for Motorola.

          Matthew J. Micci, Vice President, Sales. Mr. Micci joined the Company in January 1988 as Regional Director of Sales and became Vice President, Sales in July 1990. Prior to joining the Company, Mr. Micci worked for ten years for Texas Instruments Semiconductor Group.

                                    Part II
                                    -------

Item 5. Market for Company's Common Stock and Related Stockholder Matters
-------------------------------------------------------------------------

   The Company's Common Stock trades on the Nasdaq Stock Market. The following table sets forth the high and low sale prices per share of Common Stock as reported on the Nasdaq Stock Market for the periods indicated.

              1996                         High    Low
              ----------------------------------------
              First Quarter               14 3/4  9 3/4
              Second Quarter              11 1/4  8 1/4
              Third Quarter               10 3/4      7
              Fourth Quarter              13 1/4  7 1/4

              1995
              -----------------------------------------

              First Quarter              11 3/4   7 1/2
              Second Quarter             11 1/4   7 3/4
              Third Quarter              18 1/2   9 1/2
              Fourth Quarter             19 3/4      14

   The Company has never paid dividends on its common stock and has no present plans to do so.

   As of December 31, 1996, there were 245 stockholders of record of the Company's Common Stock. These numbers do not reflect persons or entities who hold their stock through nominee or "street" name.

Item 6. Selected Financial Data
-------------------------------

                                                                       Year Ended December 31,
                                                      -------------------------------------------------------
                                                          1996        1995       1994       1993       1992
                                                      ------------  ---------  ---------  ---------  --------
                                                                (In thousands, except per share data)
Statement of Operations Data:
Revenue:
   Product sales                                      $    11,727   $  7,161   $  2,830   $  2,456   $ 2,379
   Research and development                                 6,291      8,628     10,453      8,642     5,086
   Interest and other income                                2,014      1,671      1,543      1,936       741
                                                      -----------   --------   --------   --------   -------
                                                           20,032     17,460     14,826     13,034     8,206
                                                      -----------   --------   --------   --------   -------

Expenses:
   Cost of sales                                            9,489      6,059      1,981      1,769     1,798
   Research and development                                16,467     15,613     14,602      9,983     6,088
   General, administrative and selling                      7,070      4,013      4,575      2,591     1,694
   Interest                                                   338        363        107         53       111
   Other                                                      598        403        255        280       169
 Write-down of subsidiary assets                            3,900          -          -          -         -
 Non-recurring impairment charge                            4,990          -          -          -         -
                                                      -----------   --------   --------   --------   -------
                                                           42,852     26,451     21,520     14,676     9,860
                                                      -----------   --------   --------   --------   -------

Loss before minority interest                             (22,820)    (8,991)    (6,694)    (1,642)   (1,654)
Minority interest                                           1,224          -          -          -         -
                                                      -----------   --------   --------   --------   -------
Net loss                                              $   (21,596)  $ (8,991)  $ (6,694)  $ (1,642)  $(1,654)
                                                      ===========   ========   ========   ========   =======

Net loss per share                                         $(1.98)     $(.95)     $(.72)     $(.20)    $(.27)
                                                      ===========   ========   ========   ========   =======


Weighted average number of shares outstanding              10,921      9,462      9,267      8,242     6,219
                                                      ===========   ========   ========   ========   =======

                                                                               December 31,
                                                      -------------------------------------------------------
                                                          1996        1995       1994       1993       1992
                                                      ------------  ---------  ---------  ---------  --------
Balance Sheet Data:
   Cash and equivalents and marketable securities      $   27,072   $ 41,997  $   28,728  $ 39,231  $ 16,414
   Working capital                                         27,687     44,727      30,566    42,169    17,921
   Total assets                                            53,746     76,160      52,836    53,804    25,455
   Long-term debt (excluding current maturities)            2,793      1,605       2,235       103       646
   Accumulated deficit                                    (48,261)   (26,665)    (17,674)  (10,980)   (9,337)
   Stockholders' equity                                    40,271     61,842      43,451    50,549    21,123

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

   Kopin Corporation and its subsidiaries ("the Company") are engaged in the development, manufacture and sale of flat panel display devices and products, and custom wafer-engineered electronic materials for commercial and consumer markets. The Company's revenue is derived primarily from sales of its custom wafer-engineered materials and flat panel display devices and products as well as from development contracts with agencies of the federal government

Results of Operations

Years Ended December 31, 1996, 1995 and 1994

   The Company's research and development and product sales revenue was $18,018,253 in 1996, an increase of 14.1% from $15,789,526 in 1995. Research and development revenue decreased to $6,291,172 in 1996 from $8,628,290 in 1995, a decrease of 27.1%. The decrease in 1996 research and development revenue was attributable to a reduction in contract revenue from agencies of the federal government. In 1994, the Company received a $10,658,000 thirty-month contract award from Defense Advanced Research Projects Agency. The Company recorded revenue of $3,441,000 in 1996, $4,260,000 in 1995, and $2,465,000 in 1994 under this contract. The Company's product sales increased 63.8% to $11,727,081 in 1996 from $7,161,236 in 1995. The product sales increase was primarily a result of an increase in unit sales of the Company's wafer-engineered materials to customers for use in various wireless telecommunications products. During the year ended December 31, 1996, approximately 34% of the Company's revenue resulted from product sales to a single customer.

   The Company's research and development and product sales revenue was $15,789,526 in 1995, an increase of 18.9% from $13,283,389 in 1994. Research and development revenue decreased to $8,628,290 in 1995 from $10,453,050 in 1994, a decrease of 17.5%. The change in 1995 research and development revenue was primarily attributable to a decrease in contract revenue from agencies of the federal government. The Company's product sales increased 153.0% to $7,161,236 in 1995 from $2,830,339 in 1994. The product sales increase was primarily due to initial sales of the Company's head-mounted display products, as well as an increase in unit sales of the Company's wafer-engineered materials.

   Interest and other income was $2,013,642, $1,670,808, and $1,542,359 for the years ended December 31, 1996, 1995 and 1994, respectively. The Company had license fee income of $279,725 in 1996, compared to $92,004 in each of 1995 and 1994.

   The Company's total operating expenses were $42,851,848 in 1996, an increase of 62.0% from $26,451,333 in 1995. This increase was primarily due to the increase in cost of sales associated with higher sales volume of wafer-engineered materials and display products, increased costs incurred for internal development programs, personnel increases and increased sales and marketing costs for the Company's wafer-engineered materials and display products. Expenses for the year ended December 31, 1996 include an increase of $4,990,412 related to a non-recurring charge for the write-down of certain intangible and long-lived assets in connection with the Company's adoption of Statement of Financial Accounting Standards No. 121, the expensing of purchased technology, and the write-off of certain previously deferred expenses. Additionally, expenses for the year ended December 31, 1996 include a $3,900,000 charge incurred in connection with a write-down of the assets of the Company's majority-owned subsidiary, Forte Technologies, Inc., and its investment in Forte due to declining sales and results of operations of the subsidiary. Cost of sales, which is comprised of materials, labor and manufacturing overhead, was $9,488,702 in 1996, or 80.9% of product sales, compared to $6,059,440, or 84.6%
of product sales in 1995. The reduction in the cost of sales percentage was primarily due to reduced manufacturing start-up costs incurred in the initial production of the Company's head-mounted display systems from 1995 to 1996, and an increase in unit production volumes of the Company's wafer-engineered materials in 1996. Reducing cost of sales as a percentage of sales for the Company's products is generally dependent on achieving manufacturing economies of scale in order to manufacture at a lower per unit basis. Total operating expenses in 1995 were $26,451,333, an increase of 22.9% from $21,520,005 in 1994. Cost of sales in 1995 was $6,059,440, or 84.6% of product sales, compared to $1,980,701, or 70.0% of product sales in 1994. The increase in cost of sales percentage in 1995 was primarily due to manufacturing start-up costs incurred in the production of the Company's head-mounted display systems.

   Research and development expenses include expenses incurred in support of internal development programs and programs funded by agencies of the federal government. Total research and development expenses have increased each year since 1989, rising to $16,467,098 in 1996 from $15,613,287 in 1995 and
$14,601,820 in 1994, an increase of 5.5% in 1996 and 6.9% in 1995. The increase in research and development expenses in 1996 was primarily due to increased activity in the Company's internal development programs for electronic imaging devices and display products, wafer-engineered materials and head-mounted display systems, including increases in circuit design costs, staffing, purchases of materials and laboratory supplies, and fabrication and packaging of the Company's SMART SLIDE imaging devices. Expenses related to the Company's internal development programs for electronic imaging and display products and wafer-engineered materials were $9,278,481 for the year ended December 31, 1996, compared to $6,240,299 and $4,070,329 for the years ended December 31, 1995 and 1994, respectively. These increases were partially offset by a decrease in research and development expenses incurred in support of programs funded by agencies of the federal government.

   General, administrative and selling expenses consist of the expenses incurred by the Company's business development and sales personnel, marketing expenses, and administrative and general corporate expenses. General, administrative and selling expenses were $7,070,275 in 1996, an increase of 76.2% from $4,012,764 in 1995. The increase in general, administrative and selling expenses in 1996 was primarily due to increases in display product marketing costs, advertising and trade show costs, and increased personnel and related costs. General, administrative and selling expenses in 1995 were $4,012,764, a decrease of 12.3% from $4,574,806 in 1994. General, administrative and selling expenses were higher in 1994 than in 1995 as a result of costs incurred relating to the Company's lease of a manufacturing facility in October, 1993, and the modification of the facility prior to the commencement of development and manufacturing activities. These costs were classified as general and administrative in 1994, and as cost of sales and research and development expense in 1995. In addition, general and administrative expenses include non-cash charges for compensation expense of $66,776 in 1996, $130,188 in 1995 and $135,312 in 1994, relating to the issuance of certain stock options. The Company expects to incur additional increases in general, administrative and selling expenses in the future as it commercializes its imaging devices and display products and wafer-engineered materials.

   As of December 31, 1996, the Company had tax loss carryforwards of approximately $43,650,000.

   On January 1, 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of." This Statement establishes accounting standards for the carrying value of long-lived and certain identifiable intangible assets. In January 1996, the Company incurred a non-recurring charge of $4,990,412 which included a write-down associated with the initial adoption of SFAS No. 121, the expensing of purchased technology, and the write-off of certain previously deferred expenses.

   In October 1995, the Financial Accounting Standards Board issued SFAS
No. 123, "Accounting for Stock-Based Compensation," which was effective for the Company beginning January 1, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation costs to be measured based upon the fair value of the equity instrument awarded. However, the Company, as permitted will continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded.

Liquidity and Capital Resources

   The Company has financed its operations primarily though private placements of its equity securities, the initial public offering of its common stock in April 1992, another public offering in March 1993, research and development revenue, and sales of its custom wafer-engineered materials and flat panel display devices and products. The Company currently has an unused line of credit of $500,000 at year end. The Company periodically enters into loan agreements to finance equipment purchases and other activities. As of December 31, 1996, sales of equity securities have raised approximately $92,500,000, including $13,300,000 of net proceeds from the Company's initial public offering, $26,500,000 of net proceeds from the Company's March 1993 public offering, $3,300,000 from a private stock sale in November 1992, $4,375,000 from the exercise of a 625,000 share stock warrant in December 1993, and $30,437,000 from private stock sales to Telecom Holding Co.,Ltd. and United Microelectronics Corporation and its affiliate in the fourth quarter of 1995. The Company has commitments of approximately $5,500,000 under existing research and development contracts and customer purchase orders to be fulfilled during 1997 and 1998. However, some of these commitments are pursuant to contracts that may be terminated prior to completion of funding. Funding for these contracts is contingent upon satisfactory performance and the attainment of certain milestones.

   As of December 31, 1996, the Company had cash and equivalents and marketable securities of $27,072,106 and working capital of $27,686,990 compared to $41,996,977 and $44,727,410 as of December 31, 1995. During 1996, cash and equivalents and marketable securities decreased $14,832,621. The decrease in cash and equivalents and marketable securities is primarily due to $12,785,361 of cash used in operations and $3,779,919 for capital expenditures. These decreases were partially offset by borrowings of $2,830,425 and $1,800,000 in equity financing raised by one of the Company's subsidiaries from certain of its minority stockholders. The Company also has approximately $1,640,000 of marketable securities held in escrow as equipment financing collateral which is shown in other assets.

   Revenue from long-term contracts is recognized on the percentage-of-completion method of accounting as work is performed, based upon the ratio that incurred costs or hours bear to estimated total completion costs or hours. Amounts received under long-term contracts are recognized as revenue is earned, and amounts earned on contracts in progress in excess of billings are classified as unbilled receivables. Unbilled receivables are billed based on dates stipulated in the related agreement or in periodic installments based upon the Company's invoicing cycle. The Company has unbilled accounts receivable of $2,933,863 in 1996 compared to $3,438,766 in 1995.

   The Company periodically enters into various long-term debt arrangements in connection with acquisition of certain capital equipment. During 1996, the Company entered into two equipment financings totalling $1,285,511, and a capital lease obligation of $1,200,000. As of December 31, 1996, long-term debt obligations totalled $4,140,697, of which $1,347,636 is payable in 1997. During 1996, the Company made principal payments on long-term debt of $924,421.

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

   The Company expects to expend approximately $8,000,000 on capital expenditures over the next 36 months. Of this amount, approximately $6,000,000 is expected to be used for expansion of manufacturing equipment required for development and manufacturing of electronic imaging devices and display products, and wafer-engineered materials, and the balance is expected to be used for the acquisition of laboratory and testing equipment and general facility upgrades. The Company expects to use approximately $3,000,000 in 1997, $2,500,000 in 1998 and $2,500,000 in 1999 for capital equipment and expansion of the Company's manufacturing capabilities. The Company also expects to use approximately $2,000,000 for development of advanced display circuit designs for its electronic imaging devices.

   The Company expects to incur significant additional research and development and other costs, including costs related to the continued development and commercialization of its electronic imaging devices and display products. The Company's future capital requirements will depend on many factors, including the establishment of collaborative arrangements, the cost of manufacturing facilities, commercialization activities and arrangements, continued scientific progress in its imaging device and display product development programs, the magnitude of these programs, the costs involved in filing, prosecuting and enforcing patent claims, and competing technological and market developments. From time to time, Kopin may also make equity investments in other companies engaged in certain aspects of the flat panel display and electronics industries as part of its business strategy.

   From October 1994 through December 31, 1996, the Company made a series of investments in Forte Technologies, Inc., a developer and manufacturer of virtual reality head-mounted systems, totalling $5,750,000. As a result of declining sales and results of operations at Forte, the Company recorded a write-down of the value of Forte's assets and its investment in Forte at December 31, 1996 totaling $3,900,000, and is evaluating its strategic options regarding its investment. In March 1997, Forte filed a voluntary petition seeking protection from its creditors under Chapter 11 of the United States Bankruptcy Code. As a result of such filing, the sales of Forte's products may decline significantly from levels achieved in 1996, and Forte may be unable to continue its operations.

   The Company believes that its present cash and equivalents and marketable securities will be adequate to finance its anticipated operating and capital requirements and to meet liquidity needs through at least fiscal 1998.

                                  RISK FACTORS

   Certain of the statements contained in this Annual Report on Form 10-K are forward looking statements that involve risks and uncertainties. Such statements are subject to important factors that could cause actual results to differ materially, including the following risk factors.

Imaging Devices and Display Products; Uncertainty of Successful
Commercialization

   The Company's product sales have been derived primarily from its custom wafer-engineered materials and not from its imaging devices and display products. To date, the Company has demonstrated and had limited sales of active matrix LCDs and related display products based on its core technology. Continued development and testing are necessary before such a SMART SLIDE imaging device or the Company's proposed display products will be generally available for wide-spread commercial end-use applications. Delays in development may result in the Company's introduction of a SMART SLIDE imaging device and its display products later than anticipated, which may have an adverse effect on both the Company's financial and competitive position. Moreover, there can be no assurance that the Company will ever be successful in commercializing a SMART SLIDE imaging device or any of its proposed display products. In addition, there is no assurance that a SMART SLIDE imaging device or any of the Company's display products will be technically or commercially successful.

Competition and Technological Advances

   The markets for electronic imaging displays, display products and computer peripherals are highly competitive. The Company's ability to compete will depend in part upon the consistency of product quality and delivery, as well as pricing, technical capability and servicing, in addition to factors within and outside its control, including the success and timing of product introductions by the Company and its competitors, product performance and price, product distribution and customer support. There can be no assurance that the Company's competitors will not succeed in developing technologies and products that are equally or more effective than any which are being developed by the Company or which would render the Company's technology, imaging devices or display products obsolete and non-competitive. In addition, certain competitors have substantially greater financial, technical and other resources than the Company. The electronic imaging display, display product, computer peripheral and gallium arsenide materials industries have been characterized by rapid and significant technological advances. There can be no assurance that the Company's products will be reflective of such advances or that the Company will have sufficient funds to invest in new technologies or products or processes.

Patents and Protection of Proprietary Technology

   The Company's ability to compete effectively with other companies will depend, in part, on the ability of the Company and its licensors to maintain the proprietary nature of their respective technologies. Although the Company has been licensed under, awarded or has filed applications for numerous patents in the United States and foreign countries, there can be no assurance as to the degree of protection offered by these patents, or as to the likelihood that pending patents will be issued. There can be no assurance that competitors, in both the United States and foreign countries, many of which have substantially greater resources and have made substantial investments in competing technologies, will not seek to apply for and obtain patents that will prevent, limit or interfere with the Company's ability to make and sell its products or intentionally infringe the Company's patents. The defense and prosecution of patent suits is both costly and time-consuming, even if the outcome is favorable to the Company. This is particularly true in foreign countries because the expenses associated with such proceedings can be prohibitive. In addition, there is an inherent unpredictability regarding obtaining and enforcing patents in foreign countries. An adverse outcome in the defense of a patent suit could subject the Company to significant liabilities to third parties, require disputed rights to be licensed from third parties, or require the Company to cease selling its products. The Company also relies on unpatented proprietary technology and there can be no assurance that others may not independently develop the same or similar technology or otherwise obtain access to the Company's proprietary technology.

Limited Manufacturing History; Dependence on Integrated Circuit Manufacturers

   The Company has limited experience manufacturing imaging devices or display products. The Company has developed manufacturing facilities and capabilities and entered into arrangements contemplating the establishment of a full-scale manufacturing capability for SMART SLIDE imaging devices. These arrangements include relationships with third party integrated circuit fabrication companies. The Company is dependent on these integrated circuit fabrication companies for the manufacture of its SMART SLIDE imaging devices. The termination or cancellation of the Company's agreements with these companies could adversely affect the Company's ability to manufacture its proposed products. In such event, the Company could be required to establish an alternative manufacturing relationship or establish its own integrated circuit fabrication capability. There can be no assurance that the Company would be able to establish such a relationship on acceptable terms or its own capability; in any event the time required to establish such a substitute relationship or capability could substantially delay the commercialization of the Company's SMART SLIDE imaging devices and display products, which in turn, could have a substantial adverse impact on the Company's results of operations.

Dependence on Single Customer

   The Company's gallium arsenide materials business is highly dependent on one customer, Rockwell International. Either the loss of this customer or a significant reduction in orders from this customer would have a material adverse effect on the Company's gallium arsenide materials business and the Company's results of operations as a whole.

Seasonality

   The Company's business is not seasonal in nature.

Inflation

   The Company does not believe that its operations have been materially affected by inflationary forces.


Item 8. Financial Statements and Supplementary Data
---------------------------------------------------

   The financial statements of the Company required by this item are incorporated in this report on pages F-1 through F-13. For other financial statements and schedules along with independent auditors' reports thereon required under this item, reference is made to Item 14 of this Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and
-----------------------------------------------------------------------
Financial Disclosure
--------------------

   Not Applicable.

                                    Part III

Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

   (a) Directors. The information with respect to directors required by this item is incorporated herein by reference from the Company's Proxy Statement relating to the Company's Annual Meeting of Shareholders to be held on May 22, 1997 (the "Proxy Statement").

   (b) Executive Officers. The information with respect to executive officers required by this item is set forth in Part I of this Report.

   (c) Reports of Beneficial Ownership. The information with respect to reports of beneficial ownership required by this item is incorporated herein by reference from the Company's Proxy Statement.


Item 11. Executive Compensation
-------------------------------

   The information required under this item is incorporated herein by reference from the Company's Proxy Statement.


Item 12. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

   The information required by this item is incorporated herein by reference from the Company's Proxy Statement.


Item 13. Certain Relationships and Related Transactions
--------------------------------------------------------

   The information required by this item is incorporated herein by reference from the Company's Proxy Statement.

                                    Part IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
-------------------------------------------------------------------------

   (a) Documents filed as part of the Report:                                  Page
                                                                               ----
     (1)  Consolidated Financial Statements:

          Index to Consolidated Financial Statements                           F-1

          Independent Auditors' Report.                                        F-2

          Consolidated Balance Sheets at December 31, 1996 and 1995            F-3

          Consolidated Statements of Operations for the Years Ended
           December 31, 1996, 1995 and 1994.                                   F-4

          Consolidated Statements of Stockholders' Equity for the
           Years Ended December 31, 1996, 1995 and 1994.                       F-5

          Consolidated Statements of Cash Flows for the Years Ended
           December 31, 1996, 1995 and 1994.                                   F-6

          Notes to Consolidated Financial Statements.                      F-7 to F-13

     (2)  Financial Statement Schedules:

          Schedule II   -   Valuation and Qualifying Accounts

Schedules other than the one listed above have been omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements or the notes thereto.


     (3)  Exhibits
     3.1       Amended and Restated Certificate of Incorporation                                         **
     3.2       Amendment to Certificate of Incorporation
     3.3       Amended and Restated By-laws                                                              **
     4         Specimen Certificate of Common Stock                                                       *
     10.1      Form of Employee Agreement with Respect to Inventions and Proprietary
               Information                                                                                *
   + 10.2      1985 Incentive Stock Option Plan, as amended                                               *
   + 10.3      1992 Stock Option Plan Amendment
     10.4      Form of Key Employee Stock Purchase Agreement                                              *
     10.5      Prudential Retirement Accumulation 401(K) Plan                                             *
     10.6      Subcontract by and between the Company and David Sarnoff Research Center dated as of August 16, 1991, pursuant to an Agreement by and between David
               Sarnoff Research Center and the U.S. Air Force                                             *
     10.7      Base Technology License Agreement by and between the Company and Prutech
               dated December 31, 1986                                                                    *
     10.8      Agreement for License or Sale of Technology by and between the Company and
               Prutech dated December 31, 1986, as amended                                                *
     10.9      Contract for Research and Development by and between the Company and Prutech
               dated December 31, 1986                                                                    *
     10.10     License Agreement by and between the Company and Massachusetts Institute of
               Technology dated April 22, 1985, as amended                                                *


     10.11     Letter Agreement by and between the Company and Boeing Defense and Space
               Group dated February 11, 1992                                                              *
     10.12     Facility Lease, as amended, by and between the Company and Myles Standish
               Associates Limited Partnership commencing November 1, 1985                                 *
     10.13     Technology and Business Development Agreement, dated as of November 6, 1992 by and between the Company and Rockwell International Corporation (confidential
               portions on file with the Commission)                                                     **
     10.14     Stock Purchase Agreement, dated as of November 6, 1992, by and between the
               Company and Rockwell International Corporation                                            **
     10.15     Contract between the Company and the Defense Advanced Research Projects
               Agency, dated September 25, 1992                                                          **
     10.16     Contract between the Company and the David Sarnoff Research Center, dated
               July 17, 1992                                                                             **
     10.17     Contract between the Company and Microelectronics and Computer Technology
               Corporation, dated September 15, 1992                                                     **
     10.18     Contract between the Company and Standish Industries, dated November 30, 1992             **
     10.19     Contract by and between the Company and ETDL, R&D Acquisition Office,
               Labcom dated June 30, 1992                                                                **
     10.20     Contract by and between the Company and the Air Force Systems Command
               dated April 24, 1992                                                                      **
     10.21     Contract by and between the Company and the Office of Naval Research dated
               September 30, 1992                                                                        **
     10.22     Contract by and between the Company and the National Science Foundation
               dated August 24, 1992                                                                     **
     10.23     Contract by and between the Company and the United States Department of
               Commerce dated September 16, 1992                                                         **
     10.24     Contract by and between the Company and the United States Army Natick RD&E
               Center dated December 29, 1993                                                           ***
     10.25     Contract by and between the Company and the Office of Naval Research dated
               July 22, 1993                                                                            ***
     10.26     Contract by and between the Company and Department of the Air Force, Air Force
               Material Command dated September 22, 1993                                                ***
     10.27     Facility Lease, by and between the Company and Massachusetts Technology Park
               Corporation dated October 15, 1993                                                       ***
     10.28     Contract amendment by and between the Company and Advanced Research Projects
               Agency dated December 3, 1993                                                            ***
     10.29     Cooperative Research and Development Agreement, by and between the Company and Massachusetts Institute of Technology Lincoln Laboratory dated September
               14, 1993 (confidential portions on file with the Commission)                             ***
     10.30     Immersion Display System Development Agreement, by and between the Company and Honeywell Technology Center dated October 19, 1993 (confidential
               portions on file with the Commission)                                                    ***
     10.31     Master Sublease  - Purchase Agreement, by and between the Company and
               Massachusetts Industrial Finance Agency dated June 23, 1994                             ****
     10.32     Contract by and between the Company and the Advanced Research Projects
               Agency dated May 25, 1994(confidential portions on file with the Commission)            ****
     10.33     Joint Agreement by and between the Company and Philips Consumer Electronics
               Company, Division of Philips Electronics North America Corporation dated
               July 25, 1994 (confidential portions on file with the Commission)                      *****
     10.34     Cross License and Supply Agreement, by and between the Company and
               Philips Electronics North America Corporation dated June 18, 1994(confidential
               portions on file with the Commission)                                                  *****


     10.35     Securities Purchase Agreement, by and between the Company and Forte
               Technologies, Inc. dated October 24, 1994(confidential portions on file
               with the Commission)                                                                       #
     10.36     Contract by and between the Company and Office of Naval Research dated
               September 30, 1994                                                                         #
     10.37     Contract by and between the Company and Hughes Training, Inc. dated
               September 15, 1994                                                                         #
     10.38     Securities Purchase Agreement, by and between the Company
               and GMT Microelectronics Corporation, dated January 6, 1995
               (confidential portions on file with the Commission)                                       ##
     10.39     Note Agreement, by and between the Company and The First National
               Bank of Boston dated March 1, 1995                                                        ##
  +  10.40     Amended and Restated Employment Agreement between the Company and
               Dr. John C.C. Fan, dated as of May 1, 1995                                               ###
     10.41     Contract by and between the Company and the United States Department of
               Commerce dated April 25,1995                                                            ####
     10.42     Securities Purchase Agreement, by and between the Company and Forte
               Technologies, Inc. dated September 15, 1995                                             ####
     10.43     Cooperative Research and Development Agreement, by and between the Company and Massachusetts Institute of Technology Lincoln Laboratory dated
               June 21, 1995 (confidential portions on file with the Commission)                       ####
     10.44     Stock Purchase Agreement, by and between the Company and Telecom Holding
               dated November 24, 1995                                                                    &
     10.45     Letter Agreement, by and between the Company and Telecom Holding Co., Ltd.
               Co., Ltd. dated November 24, 1995                                                          &
     10.46     Stock Purchase Agreement, by and between the Company and United Microelectronics
               Corporation dated November 29, 1995                                                     ####
     10.47     Stock Purchase Agreement, by and between the Company and Unipac Optoelectronics
               Corporation dated November 29, 1995                                                     ####
     10.48     Letter Agreement, by and between the Company and United Microelectronics
               Corporation dated November 29, 1995(confidential portions on file with the Commission)  ####
     10.49     Amendment Agreement, by and between the Company and Rockwell International
               Corporation dated September 29, 1995                                                    ####
     10.50     Securities Purchase Agreement, by and between the Company and
               Unitek Semiconductor, Inc. dated January 26, 1996                                        (S)
     10.51     Chattel Leasing Promissory Note, by and between the Company
               and BancBoston Leasing dated January 29, 1996                                            (S)
     10.52     Securities Purchase Agreement, by and between the Company
               and Forte Technologies, Inc. dated February 8, 1996.                                     (S)
     10.53     Securities Purchase Agreement, by and between Forte Technologies, Inc.
               and Investors, dated June 27, 1996.                                                   (S)(S)
     10.54     Master lease agreement, by and between the Company and BancBoston Leasing dated December 23, 1996
     11        Statement of Computation of Loss per Share
     21.1      Subsidiaries of Kopin Corporation
     23.1      Consent of Deloitte & Touche LLP, Independent Auditors of the Company
     27        Financial Data Schedule

* Filed as an exhibit to Registration Statement on Form S-1, File No. 33-45853, and incorporated herein by reference.

** Filed as an exhibit to Registration Statement on Form S-1, File No. 33-57450, and incorporated herein by reference.

*** Filed as an exhibit to Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference.

**** Filed as an exhibit to Quarterly Report on Form 10-Q for the quarterly period ended July 2, 1994 and incorporated herein by reference.

***** Filed as an exhibit to Quarterly Report on Form 10-Q for the quarterly period ended October 1, 1994 and incorporated herein by reference.

# Filed as an exhibit to Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference.

## Filed as an exhibit to Quarterly Report on Form 10-Q for the quarterly period ended April 1, 1995 and incorporated herein by reference.

### Filed as an exhibit to Quarterly Report on Form 10-Q for the quarterly period ended July 1, 1995 and incorporated herein by reference.

#### Filed as an exhibit to Annual Report on Form 10-K for the fiscal year ended December 31, 1995 and incorporated herein by reference.

& Filed as an exhibit to Schedule 13D for Telecom Holding, Co., Ltd. filed on October 10, 1995 and incorporated herein by reference.

(S) Filed as an exhibit to Quarterly Report on Form 10-Q for the quarterly period ended March 30, 1996 and incorporated herein by reference.

(S)(S) Filed as an exhibit to Quarterly Report on Form 10-Q for the quarterly period ended June 29, 1996 and incorporated herein by reference.

+ Management contract or compensatory plan required to be filed as an exhibit to this form pursuant to Item 14(c) of this report.


(b) Reports on Form 8-K:

       None

                               KOPIN CORPORATION

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                              Page
                                                                                              ----
Independent Auditors' Report                                                                  F-2
Consolidated Balance Sheets at December 31, 1996 and 1995                                     F-3
Consolidated Statements of Operations for the years ended December 31, 1996, 1995 and 1994    F-4
Consolidated Statements of Stockholders' Equity for the years ended December 31, 1996,
1995 and 1994                                                                                 F-5
Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994    F-6
Notes to Consolidated Financial Statements                                                    F-7

                         INDEPENDENT AUDITORS' REPORT




Board of Directors and Stockholders
Kopin Corporation
Taunton, Massachusetts



          We have audited the accompanying consolidated balance sheets of Kopin Corporation and Subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

          We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Kopin Corporation and Subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

          As discussed in Note 1 to the consolidated financial statements, in 1996 the Company changed its method of accounting for the recognition of impairment of long-lived assets and long-lived assets to be disposed of.

/s/ Deloitte & Touche LLP

Deloitte & Touche LLP
Boston, Massachusetts
February 10, 1997 (March 7, 1997 as to Note 13)

                               KOPIN CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                                                        December 31,
                                                                              ---------------------------------
                                                                                  1996                  1995
                                                                                  ----                  ----
Assets
Current assets:
    Cash and equivalents                                                       $16,511,291          $24,718,023
    Marketable securities                                                       10,560,815           17,278,954
    Accounts receivable, net of allowance of $137,400 and $85,600
      Billed                                                                     3,650,075            3,147,846
      Unbilled                                                                   2,933,863            3,438,766
    Inventory                                                                    3,073,643            6,402,190
    Prepaid expenses and other current assets                                    1,257,781            1,984,612
                                                                               -----------          -----------
       Total current assets                                                     37,987,468           56,970,391

Equipment and improvements:
    Equipment                                                                   20,862,918           19,258,354
    Leasehold improvements                                                         772,717              835,900
    Furniture and fixtures                                                         361,483              414,707
    Equipment under construction                                                   636,255              964,446
                                                                               -----------          -----------
                                                                                22,633,373           21,473,407
    Accumulated depreciation and amortization                                   11,731,828            9,902,444
                                                                               -----------          -----------
                                                                                10,901,545           11,570,963
Other assets                                                                     2,962,149            3,438,334
Intangible assets                                                                1,894,392            4,179,877
                                                                               -----------          -----------
       Total assets                                                            $53,745,554          $76,159,565
                                                                               ===========          ===========

Liabilities and Stockholders' Equity
Current liabilities:
    Note payable                                                                  $500,000           $3,000,000
    Accounts payable                                                             6,945,053            7,712,508
    Accrued payroll and expenses                                                 1,427,305              808,826
    Current portion of long-term obligations                                     1,347.636              629,643
    Current portion of uncarned revenue                                             80,484               92,004
                                                                               -----------          -----------
       Total current liabilities                                                10,300,478           12,242,981

Deferred rent                                                                      381,166              388,833
Unearned revenue, less current portion                                                   -               80,484
Long-term obligations, less current portion                                      2,793,061            1,605,050
Commitments
Stockholders' equity:
    Preferred stock, par value $.01 per share: Authorized, 3,000 shares:
       none issued and outstanding
    Common stock, par value $.01 per share: Authorized, 20,000,000 shares;
       issued 10,931,408 shares in 1996 and 10,915,019 shares in 1995              109,314              109,150
    Additional paid-in capital                                                  88,605,451           88,355,145
    Deferred compensation                                                        (227,706)             (94,482)
    Marketable securities valuation                                                 44,933              137,183
    Deficit                                                                   (48,261,143)         (26,664,779)
                                                                               -----------          -----------
       Total stockholders' equity                                               40,270,849           61,842,217
                                                                               -----------          -----------
       Total liabilities and stockholders' equity                              $53,745,554          $76,159,565
                                                                               ===========          ===========

                See notes to consolidated financial statements.

                               KOPIN CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                    Year Ended December 31,
                                                      -------------------------------------------------
                                                            1996               1995              1994
                                                           ------             ------            ------
Revenue:
   Product sales                                         $ 11,727,081     $ 7,161,236      $  2,830,339
   Research and development                                 6,291,172       8,628,290        10,453,050
   Interest and other income                                2,013,642       1,670,808         1,542,359
                                                      ---------------     -----------      ------------
                                                           20,031,895      17,460,334        14,825,748
                                                      ---------------     -----------      ------------

Cost and expenses:
   Cost of sales                                            9,488,702       6,059,440         1,980,701
   Research and development                                16,467,098      15,613,287        14,601,820
   General, administrative and selling                      7,070,275       4,012,764         4,574,806
   Interest                                                   337,418         363,288           107,186
   Other                                                      597,943         402,554           255,492
   Write-down of subsidiary assets                          3,900,000               -                 -
   Non-recurring impairment charge                          4,990,412               -                 -
                                                      ---------------     -----------      ------------

                                                           42,851,848      26,451,333        21,520,005
                                                      ---------------     -----------      ------------
Loss before minority interest                             (22,819,953)     (8,990,999)       (6,694,257)
Minority interest                                           1,223,589               -                 -
                                                      ---------------     -----------      ------------
Net loss                                                 ($21,596,364)    ($8,990,999)      ($6,694,257)
                                                      ===============     ===========       ===========

Net loss per share                                             ($1.98)          ($.95)            ($.72)
                                                      ===============     ===========       ===========

Weighted average number of shares outstanding              10,921,138       9,461,897         9,267,315
                                                      ===============     ===========      ============


                      See notes to consolidated financial statements.

                               KOPIN CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                       Common Stock      Additional
                                       ------------       Paid-in      Deferred    Securities                 Treasury
                                   Shares       Amount    Capital    Compensation  Valuation      Deficit       Stock       Total
                                ----------------------------------------------------------------------------------------------------
Balance, January 1, 1994          9,231,803    $92,318  $61,748,948   $(312,482)        -      $(10,979,523)       -    $50,549,261
Issuance of common stock              5,000         50       66,200      -              -            -             -         66,250
Exercise of stock options            61,908        619       64,088      -              -            -             -         64,707
Compensation relating to
  grant of stock options              -           -          47,500     (47,500)        -            -             -         -
Amortization of compensation
   relating to grant of stock
     options                          -           -           -         135,312         -            -             -        135,312
Net unrealized loss on
   marketable securities              -           -           -          -           (670,000)       -             -       (670,000)
Net loss                              -           -           -          -              -        (6,694,257)       -     (6,694,257)
                                ----------------------------------------------------------------------------------------------------
Balance, December 31, 1994        9,298,711     92,987   61,926,736    (224,670)     (670,000)  (17,673,780)       -     43,451,273
Issuance of common stock,
   net of issuance of $397,143    1,868,716     15,687   26,325,985      -              -            -        4,095,000  30,436,672
Purchase of common stock           (300,000)      -           -          -              -            -       (4,095,000) (4,095,000)
Exercise of stock options            47,592        476      102,424      -              -            -             -        102,900
Amortization of compensation
   relating to grant of stock
     options                          -           -           -         130,188         -            -             -        130,188
Net unrealized gain on
   marketable securities              -           -           -          -            807,183        -             -        807,183
Net loss                              -           -           -          -              -        (8,990,999)       -     (8,990,999)
                                ----------------------------------------------------------------------------------------------------
Balance, December 31, 1995       10,915,019    109,150   88,355,145     (94,482)      137,183   (26,664,779)       -     61,842,217
Exercise of stock options            16,389        164       50,306      -              -            -             -         50,470
Compensation relating to
   grant of stock options             -           -         200,000    (200,000)        -            -             -         -
Amortization of compensation
   relating to grant of stock
     options                          -           -           -          66,776         -            -             -         66,776
Net unrealized loss on
   marketable securities              -           -           -          -            (92,250)       -             -        (92,250)
Net loss                              -           -           -          -              -       (21,596,364)       -    (21,596,364)
                                ----------------------------------------------------------------------------------------------------
Balance, December 31, 1996       10,931,408   $109,314  $88,605,451   $(227,706)      $44,933  $(48,261,143)  $    -    $40,270,849
                                 ==========   ========  ===========   ==========      =======  =============  =======   ===========

                See notes to consolidated financial statements.

                               KOPIN CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                 Years ended December 31,
                                                        ----------------------------------------
                                                           1996           1995           1994
                                                           ----           ----           ----
Cash flows from operating activities:
  Net loss                                             ($21,596,364)   ($8,990,999)   ($6,694,257)
  Adjusted to reconcile net loss to
    net cash used in operating activities:
    Depreciation and amortization                         3,499,881      2,956,322      2,043,943
    Write-down of subsidiary assets                       3,900,000              -              -
    Amortization of compensation relating to
      grant of stock options                                 66,776        130,188        135,312
    Non-recurring impairment charge                       4,990,412              -              -
    Decrease in unearned revenue                            (92,004)       (92,004)       (92,004)
    Increase (decrease) in deferred rent                     (7,667)        34,001        354,832
    Gain on sale/leaseback of capital equipment                   -              -        (65,530)
    Minority interest in loss of subsidiary              (1,223,589)             -              -
    Changes in assets and liabilities:
      Accounts receivable                                  (558,326)    (1,883,623)    (1,247,328)
      Inventory                                           1,480,547     (3,033,333)    (1,214,769)
      Prepaid expenses and other current assets            (126,536)      (861,003)      (175,369)
      Intangible assets                                  (1,679,221)    (1,043,407)      (713,235)
      Accounts payable and accrued expenses              (1,439,270)     1,356,571      3,436,911
                                                       ------------   ------------    -----------
         Net cash used in operating activities          (12,785,361)   (11,427,287)    (4,231,494)
                                                       ------------   ------------    -----------
Cash flows from investing activities:
  Acquisition of Forte Technologies, Inc., net
    of cash acquired                                              -     (1,504,704)             -
  Marketable securities                                   6,625,889     10,368,699      5,828,751
  Other assets                                              476,185        309,762     (3,748,096)
  Capital expenditures                                   (3,779,919)    (3,755,147)    (4,481,290)
                                                       ------------   ------------    -----------
         Net cash provided by (used in)
           investing activities                           3,322,155      5,418,610     (2,400,635)
                                                       ------------   ------------    -----------
Cash flows from financing activities:
  Net proceeds from issuance of common stock                      -     30,436,672         66,250
  Purchase of common stock                                        -     (4,095,000)             -
  Net proceeds from issuance of subsidiary
    preferred stock                                       1,800,000              -              -
  Principal payments on long-term obligations              (924,421)      (605,143)      (503,411)
  Proceeds from long-term obligations                     2,830,425              -      3,000,000
  Proceeds from note payable                                500,000      3,000,000              -
  Principal payments on note payable                     (3,000,000)             -              -
  Proceeds from exercise of stock options                    50,470        102,900         64,707
                                                       ------------   ------------    -----------
         Net cash provided by financing activities        1,256,474     28,839,429      2,627,546
                                                       ------------   ------------    -----------
Net increase (decrease) in cash and equivalents          (8,206,732)    22,830,752     (4,004,583)
Cash and equivalents, beginning of year                  24,718,023      1,887,271      5,891,854
                                                       ------------   ------------    -----------
Cash and equivalents, end of year                       $16,511,291    $24,718,023     $1,887,271
                                                       ============   ============    ===========

Noncash investing and financing transactions:
  Marketable securities valuation                          ($92,250)      $807,183      ($670,000)

Supplementary cash flow information-Interest
  paid in cash                                             $328,824       $339,642       $168,662

                See notes to consolidated financial statements.

                               KOPIN CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies
----------------------------------------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates included within the financial statements include net realizable value of subsidiary assets, sales return reserves, warranty reserves, inventory reserves, allowances for doubtful accounts and the economic life of intangible assets.

Industry Segment
Kopin Corporation and its subsidiaries (the "Company") operate in one industry segment which includes the development, manufacture and sale of flat panel display devices and products and custom wafer-engineered electronic materials for commercial and consumer markets, and the performance of related research and development under contracts.

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned and majority owned subsidiaries. All intercompany transactions and balances have been eliminated. From 1994 through 1996, the Company made equity investments in Forte Technologies, Inc. In May 1995, the Company obtained a controlling interest in Forte and has consolidated the financial statements of Forte with those of the Company since that date.

Revenue Recognition
Revenue is recognized when a product is shipped or when a service is performed. For certain of its products, the Company provides customers with a twelve month warranty from the date of sale. Estimated sales return and warranty reserves are provided at the time of sale based upon historical and anticipated warranty costs. Revenue from long-term contracts is recognized on the percentage-of-completion method of accounting as work is performed, based upon the ratio that incurred costs or hours bear to estimated total completion cost or hours. Product development and research contracts which have established prices for distinct phases are accounted for as if each phase were a separate contract. Amounts received under long-term contracts are recognized as revenue is earned, amounts earned on contracts in progress in excess of billings are classified as unbilled receivables, and amounts received in excess of amounts earned are classified as unearned revenue. Unbilled receivables are billed based on dates stipulated in the related agreement or in periodic installments based upon the Company's invoicing cycle. At the time a loss on a contract becomes known, the entire amount of the estimated ultimate loss is recognized in the financial statements.

Research and Development Costs
Research and development costs are charged to operations as incurred.

Cash and Equivalents and Marketable Securities
The Company considers all highly liquid, short-term debt instruments with a maturity of three months or less at the date of purchase to be cash equivalents.

          At December 31, 1996 and 1995, marketable securities consisted primarily of commercial paper, medium term notes, and United States government and agency securities. Under Statement of Financial Accounting Standards (SFAS) No. 115, the Company classifies these marketable securities as "available for sale", and accordingly carries them as a current asset at market value. From time to time, the Company sells marketable securities for working capital, capital expenditure and investment purposes. Approximately $10,200,000 of these marketable securities mature within one year, and substantially all the remaining marketable securities mature within three years. Gross unrealized holding gains of $44,933 are recorded in a valuation allowance in stockholders' equity.

                               KOPIN CORPORATION

Inventory
Inventory is stated at the lower of cost (first-in, first-out method) or market, and consists of the following:

                                             1996                1995
                                             ----                ----
Raw materials                          $1,871,222          $3,148,467
Work in process                         1,036,276           2,744,337
Finished goods                            166,145             509,386
                                       ----------          ----------
                                       $3,073,643          $6,402,190
                                       ==========          ==========

Equipment and Improvements
Equipment and improvements are recorded at cost. Depreciation and amortization are provided using the straight-line method over the estimated lives of the assets or, in the case of leasehold improvements and leased equipment, over the term of the lease.

Intangible Assets
Amortization of intangible assets is on a straight-line basis over the estimated useful lives.

Net Loss Per Share
Net loss per share data is computed using the weighted average number of shares of common stock outstanding during the period. Common share equivalents have not been included because the effect would be anti-dilutive.

Concentration of Credit Risk
The Company invests its excess cash in high quality government and corporate financial instruments which bear minimal risk. The Company sells its products to customers worldwide. The Company maintains a reserve for potential credit losses and such losses have been minimal.

Fair Market Value of Financial Instruments
Financial instruments consist of current assets (except inventories), current liabilities and long-term obligations. Current assets and current liabilities are carried at cost which approximates fair market value. Long-term obligations are stated at cost which approximates fair market value.

Non-recurring Impairment Charge
On January 1, 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of". This Statement establishes accounting standards for the carrying value of long-lived and certain identifiable intangible assets. In January 1996, the Company incurred a non-recurring charge of $4,990,412 which included a write-down of approximately $4,400,000 associated with the initial adoption of SFAS No.121, the expensing of purchased technology, and the write-off of certain previously deferred expenses.

Stock-Based Compensation
The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with APB No. 25, "Accounting for Stock Issued to Employees."

                               KOPIN CORPORATION

2. Contracts
------------

The Company has entered into research and development contracts with various entities. The costs incurred in the performance of these contracts generally approximate the revenues earned thereon. In May 1994, the Company entered into a $10,658,000 thirty-month contract with an agency of the federal government. The Company recognizes revenue on this contract in accordance with performance of tasks and recognized revenue of $3,441,000 in 1996, $4,260,000 in 1995 and $2,465,000 in 1994.

3. Other Assets
---------------

Other assets consist primarily of certain marketable securities held in escrow as collateral under the Company's 5.625% equipment promissory note agreement.

4. Intangible Assets
--------------------

Intangible assets consist of the following:

                                                                 Estimated Useful
                                                                   Life (years)         1996           1995
                                                                   ------------         ----           ----
Patents and application fees                                            10           $1,868,481     $1,814,108
Licenses                                                               5-12             881,424      1,630,036
Costs in excess of fair value of net assets acquired                    10                    -      1,259,423
Organization and financing costs                                       1-5                    -        206,915
Other deferred costs                                                   5-10               9,049        377,541
                                                                                     ----------     ----------
                                                                                      2,758,954      5,288,023
Less accumulated amortization                                                          (864,562)    (1,108,146)
                                                                                     ----------     ----------
                                                                                     $1,894,392     $4,179,877
                                                                                     ==========     ==========

5. Investment in Forte Technologies, Inc.
------------------------------------------

Forte Technologies, Inc. was founded in July 1994. From October 1994 through December 31, 1996, Kopin made a series of equity investments in Forte totaling $5,750,000 resulting in an equity ownership of 59% at December 31, 1996.

     At December 31, 1996, Kopin had loans outstanding to Forte of $2,433,675. Additionally, in January 1996, Kopin guaranteed an aggregate of $1,000,000 of equipment and working capital loans of Forte made by a senior lender. All Kopin loans to Forte are subordinated to the loans of the senior lender. The balance of Forte's loans to the senior lender is $879,509 at December 31, 1996.

     As a result of declining sales and results of operations at Forte, the Company recorded in the fourth quarter of 1996 a write-down of Forte's assets to their estimated net realizable value and its remaining investment in Forte totaling $3,900,000.

                               KOPIN CORPORATION

6. Income Taxes
---------------

As of December 31, 1996, the Company has available for tax reporting purposes, federal net operating loss and general business tax credit carryforwards of approximately $43,650,000 and $360,000, respectively, expiring from 2000 to 2011.

Deferred taxes are provided to recognize the effect of temporary differences between tax and financial reporting. Deferred income tax assets and liabilities consist of the following:

                                           1996           1995
                                           ----           ----
Deferred tax assets:
 Net operating loss carryforward      $  17,900,600   $10,660,000
 Amortization of intangible assets          255,600       272,700
 Deferred rent                              156,300       159,400
 Other                                      557,700       383,000
                                      -------------    -----------
                                         18,870,200    11,475,100
                                      -------------    -----------
Deferred tax liabilities:
 Patent costs                               766,100       704,800
 Depreciation                             1,107,500       984,900
 Deferred financing costs                         -        92,000
                                      -------------    -----------
                                          1,873,600     1,781,700
                                      -------------    -----------
 Net deferred tax assets                 16,996,600     9,693,400
 Valuation allowance                    (16,996,600)   (9,693,400)
                                      -------------    -----------
                                      $           -   $          -
                                      =============    ===========

7. Note Payable and Long-term Obligations
-----------------------------------------

In 1996, the Company entered into a $500,000 demand note payable with a bank bearing interest at 1.75% above prime, or 10% at December 31, 1996. The note is collateralized by certain assets of Forte. In 1995, the Company entered into a $3,000,000 demand note payable with a bank bearing interest at .5% above prime. The note was repaid in 1996.

Long-term obligations consist of the following:

                                           1996           1995
                                           ----           ----
 5.625% equipment promissory note       $1,605,050     $2,186,615
 Capital lease obligations-equipment     1,200,000         48,078
 8.19% equipment promissory note           611,224              -
 9.02% equipment promissory note           379,509              -
 Secured demand promissory note            344,914              -
                                        ----------     ----------
                                         4,140,697      2,234,693
Less current portion                     1,347,636        629,643
                                        ----------     ----------
                                        $2,793,061     $1,605,050
                                        ==========     ==========

The 5.625% equipment promissory note requires monthly payments of principal and interest totalling $57,477 through June 1999. The loan obligation is specifically collateralized by the equipment financed under the agreement and certain marketable securities. These securities are shown as other assets on the Company's balance sheet, since they are not available for working capital purposes.

                               KOPIN CORPORATION

          The equipment capital lease obligations require monthly payments of approximately $31,032 through June 2000 unless an early termination and equipment purchase option is exercised in December 1999. The capital lease obligations are specifically collateralized by equipment with a carrying value of $1,200,000 at December 31, 1996.

          The 8.19% and 9.02% equipment promissory notes require monthly payments of principal and interest totaling $26,680 and $16,708, respectively, through January 1999. The loan obligations are collateralized by the equipment financed under the agreements.

          The secured demand promissory note represents debt incurred by Forte to outside lenders. The promissory note is secured by all assets of Forte, subordinated to the loans of Forte's senior lender and certain loans to Kopin. The promissory note bears interest at 9%.

          The aggregate maturities of long-term obligations, including capital lease obligations, are as follows:

Year ending December 31,
                                                                        Amount
--------------------------------------------------------------------------------
1997                                                                 $1,441,273

1998                                                                  1,516,928

1999                                                                    754,734

2000                                                                    302,400

2001                                                                    344,914
                                                                   ------------
                                                                      4,360,249
Less:

   Amounts representing interest                                       (219,552)

   Current portion of long-term obligations
                                                                     (1,347,636)
                                                                     -----------

                                                                      $2,793,061
                                                                      ==========

8. Stockholders' Equity
-----------------------

          In November 1995, the Company entered into a stock purchase agreement with Telecom Holding Co., Ltd., an affiliate of CP Group, providing for the sale of 1,643,716 shares of its common stock at $16.50 per share. Net proceeds to the Company were approximately $26,724,000.

          In November 1995, the Company entered into an agreement with Rockwell International under which the Company purchased 300,000 shares of its common stock from Rockwell at $13.65 per share.

          In December 1995, the Company entered into a stock purchase agreement with United Microelectronics Corp. and its affiliate, Unipac Optoelectronics Corp., providing for the sale of 225,000 shares of its common stock at $16.50 per share. Net proceeds to the Company were approximately $3,700,000.

9. Stock Options
-----------------

The Company's 1992 Stock Option Plan permits the granting of both nonqualified stock options and incentive stock options. The plan covers 2,350,000 shares of common stock (including shares issued upon exercise of options granted pursuant to, or options remaining outstanding under, the 1985 Plan). The option price of incentive stock options shall not be less than 100%

                               KOPIN CORPORATION
of the fair market value of the stock at the date of grant, or in the case of certain incentive stock options, at 110% of the fair market value at the time of the grant. Options must be exercised within a 10-year period or sooner if so specified within the option agreement. Options granted generally vest over four years.

          In 1994, the Company adopted the Director Stock Option Plan, which provides for the automatic granting, pursuant to a formula, of nonqualified stock options to the Company's non-employee directors. A maximum of 100,000 shares are issuable under the plan.

          During 1996, a total of 573,500 outstanding options were cancelled in exchange for the grant of 516,150 options with an exercise price equal to the fair market value of the common stock on the date of grant of $8.25 per share. These options vest over four years. During 1995, a total of 441,950 outstanding options were cancelled in exchange for the grant of 412,150 options with an exercise price equal to the fair market value of the common stock on the date of grant of $10.00 per share. These options vest over three years.

    For certain options granted, the Company recognizes as compensation expense the excess of the fair market value of the common shares issuable upon exercise of such options over the aggregate exercise price of such options. This compensation expense is amortized ratably over the vesting period of each option. For the year ended December 31, 1996, such compensation expense of $66,776 was recorded and will aggregate to $227,706 over the remaining terms of the options. At December 31, 1996, the Company has available 318,420 shares of common stock for future grant under its stock option plans. A summary of option activity is as follows:

                                               1996                            1995                            1994
                                 ------------------------------------------------------------------------------------------------
                                               Weighted Average                Weighted Average                Weighted Average
                                    Shares      Exercise Price      Shares      Exercise Price      Shares      Exercise Price
                                 ------------------------------------------------------------------------------------------------
Balance, beginning of year         1,560,326       $12.38          1,250,380       $13.23          697,138         $13.20
   Options granted                 1,126,750         9.09            990,250        12.61          622,650          12.04
   Options cancelled                (862,721)       12.47           (632,712)       15.18           (7,500)         12.93
   Options exercised                 (16,389)        3.09            (47,592)        2.14          (61,908)          1.05
                                 -----------------------------------------------------------------------------------------------
Balance, end of year               1,807,966       $10.47          1,560,326       $12.38        1,250,380         $13.23
                                   =========                       =========                     =========
Exercisable, end of year             587,000                         446,000                       245,000

          Of the 1,807,966 options outstanding at December 31, 1996, 592,287 have exercise prices between $5.00 and $9.00, with a weighted average exercise price of $8.20 and a weighted average remaining contractual life of 9.2 years. Of these options, 97,447 are exercisable at a weighted average price of $8.11. An additional 826,679 options outstanding at December 31, 1996 have exercise prices between $9.25 and $11.75, with a weighted average exercise price of $10.34 and a weighted average remaining contractual life of 8.3 years. Of these options, 255,277 are exercisable at a weighted average price of $10.43. The remaining 389,000 options have exercise prices between $12.00 and $17.25, with a weighted average exercise price of $14.20 and a weighted average remaining contractual life of 7.1 years. Of these options, 233,937 are exercisable at a weighted average exercise price of $14.03. The weighted average exercise price of all options exercisable at December 31, 1996 is $11.48.

          The Company has two fixed option plans which reserve shares of common stock for issuance to executives, key employees and directors. The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company's two stock option plans been determined based on the fair value at the grant date for awards in 1996 and 1995 consistent with the provisions of SFAS No. 123, the Company's net loss and loss per share would have been $22,828,070 or $2.09 per share in 1996 and $9,281,283 or $.98 per share in 1995.

                               KOPIN CORPORATION

          The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 1996 and 1995: no expected dividend yield; expected volatility of 61.2% in 1996 and 57.6% in 1995; risk-free interest rate of 6.55%; and expected lives of four years. The weighted-average fair value of options on grant date was $4.64 in 1996 and $6.65 in 1995.

10. Employee Benefit Plan
-------------------------

The Company has an employee benefit plan pursuant to Section 401(k) of the Internal Revenue Code. The plan allows employees to defer up to 15% of their annual compensation to a current maximum of $9,500. The Company will match 50% of all deferred compensation up to a maximum of 3% of each employee's annual compensation. The amount charged to operations in connection with this plan was approximately $92,000 in 1996, $69,000 in 1995, and $62,000 in 1994.

11. Major Customers
--------------------

During the years ended December 31, 1996, 1995, and 1994, approximately 31%, 49%, and 71%, respectively, of the Company's revenues resulted from multiple contracts with various agencies of the United States government. These contracts are subject to termination at the election of the relevant agency. Additionally, during the year ended December 31, 1996, approximately 34% of the Company's revenue resulted from sales to a single customer.

12. Commitments
---------------

Leases

The Company leases certain machinery and equipment, and its facilities located in Taunton and Westborough, Massachusetts, and Rochester, New York, under noncancelable operating leases. The Taunton lease expires in 1998 and has an option for a two-year extension. The Westborough lease, entered into in 1993, is a five-year lease with provisions to extend an additional six years. The Rochester lease covers a five-year period terminating in 2000. Substantially all real estate taxes, insurance and maintenance expenses under these leases are obligations of the Company. The following is a schedule of minimum rental commitments under noncancelable operating leases subsequent to December 31, 1996:

 Year ending December 31,                                              Amount
-------------------------------------------------------------------------------
 1997                                                                $1,355,285

 1998                                                                 1,133,518

 1999                                                                   164,768

 2000                                                                    27,461
                                                                     ----------
Total minimum lease payments                                         $2,681,032
                                                                     ==========

Costs incurred under operating leases are recorded as rent expense and aggregated approximately $1,214,000 in 1996, $1,137,000 in 1995, and $1,191,000
in 1994.

Other Agreements

The Company has entered into various license agreements which require the Company to pay royalties based upon a set percentage of product sales, subject, in some cases, to certain minimum amounts. Total royalty expense approximated $25,500 in 1996, $36,000 in 1995, and $29,700 in 1994.

13.  Subsequent Event
---------------------

On March 7, 1997, the Company's subsidiary, Forte Technologies, Inc., filed a voluntary petition seeking protection from its creditors under Chapter 11 of the United States Bankruptcy Code. The Company does not believe this will have a material adverse effect on its financial condition or results of operation.

                          INDEPENDENT AUDITORS' REPORT



   Board of Directors and Stockholders
   Kopin Corporation
   Taunton, Massachusetts

   We have audited the consolidated financial statements of Kopin Corporation and Subsidiaries as of December 31, 1996 and 1995, and for each of the three years in the period ended December 31, 1996, and have issued our report thereon dated February 10, 1997 (March 7, 1997 as to Note 13); such financial statements and report are included elsewhere in this Form 10-K.
   Our audits also included the consolidated financial statement schedule of Kopin Corporation and Subsidiaries listed in Item 14 of this Form 10-K. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

   /s/ Deloitte & Touche LLP

   Deloitte & Touche LLP
   Boston, Massachusetts
   February 10, 1997 (March 7, 1997 as to Note 13)


                               KOPIN CORPORATION

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                   Years Ended December 31, 1996, 1995, 1994

                                  Balance at  Additions   Deductions  Balance at
                                  Beginning   Charged to     from        End
Description                        of Year      Income      Reserve    of Year
                                   -------      ------      -------    -------
Reserve deducted from assets--
allowance for doubtful accounts:
             1994                  $28,000     $24,000      ($5,400)   $46,600
             1995                   46,600      39,000          -       85,600
             1996                   85,600      72,000      (20,200)   137,400

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 March 28, 1997                           KOPIN CORPORATION


                                          By: /s/ John C. C. Fan
                                              -----------------------------
                                                      John C. C. Fan
                                          Chairman of the Board, Chief Executive
                                               Officer, President and Director

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

         Signature                  Title                        Date
         ---------                  -----                        ----

 /s/ John C. C. Fan          Chairman of the Board,           March 28,1997
 ----------------------      Chief Executive Officer,
     John C. C. Fan           President and Director
                             (principal executive officer)

/s/ David E. Brook           Director                         March 28, 1997
-----------------------
    David E. Brook


/s/ Morton Collins           Director                         March 28, 1997
-----------------------
    Morton Collins


/s/ Andrew H. Chapman        Director                         March 28, 1997
-----------------------
    Andrew H. Chapman


/s/ Anthony B. Evnin         Director                         March 28, 1997
-----------------------
    Anthony B. Evnin


/s/ Chi Chia Hsieh           Director                         March 28, 1997
-----------------------
    Chi Chia Hsieh


/s/ Vallobh Vimolvanich      Director                         March 28, 1997
-----------------------
    Vallobh Vimolvanich


/s/ Michael A. Wall          Director                         March 28, 1997
-----------------------
    Michael A. Wall


/s/ Paul J. Mitchell         Treasurer and Chief              March 28, 1997
-----------------------      Financial Officer
    Paul J. Mitchell         (principal financial and
                             accounting officer)

                               Index to Exhibits

                                                                                               Sequential
                                                                                                     page
Exhibits                                                                                           number
--------                                                                                           ------
     3.1    Amended and Restated Certificate of Incorporation                                         **
     3.2    Amendment to Certificate of Incorporation
     3.3    Amended and Restated By-laws                                                              **
     4      Specimen Certificate of Common Stock                                                       *
     10.1   Form of Employee Agreement with Respect to Inventions and Proprietary
            Information                                                                                *
   + 10.2   1985 Incentive Stock Option Plan, as amended                                               *
   + 10.3   1992 Stock Option Plan Amendment
     10.4   Form of Key Employee Stock Purchase Agreement                                              *
     10.5   Prudential Retirement Accumulation 401(K) Plan                                             *
     10.6   Subcontract by and between the Company and David Sarnoff Research Center dated as of August 16, 1991, pursuant to an Agreement by and between David
            Sarnoff Research Center and the U.S. Air Force                                             *
     10.7   Base Technology License Agreement by and between the Company and Prutech
            dated December 31, 1986                                                                    *
     10.8   Agreement for License or Sale of Technology by and between the Company and
            Prutech dated December 31, 1986, as amended                                                *
     10.9   Contract for Research and Development by and between the Company and Prutech
            dated December 31, 1986                                                                    *
     10.10  License Agreement by and between the Company and Massachusetts Institute of
            Technology dated April 22, 1985, as amended                                                *
     10.11  Letter Agreement by and between the Company and Boeing Defense and Space
            Group dated February 11, 1992                                                              *
     10.12  Facility Lease, as amended, by and between the Company and Myles Standish
            Associates Limited Partnership commencing November 1, 1985                                 *
     10.13  Technology and Business Development Agreement, dated as of November 6, 1992 by and between the Company and Rockwell International Corporation (confidential
            portions on file with the Commission)                                                     **
     10.14  Stock Purchase Agreement, dated as of November 6, 1992, by and between the Company
            and Rockwell International Corporation                                                    **
     10.15  Contract between the Company and the Defense Advanced Research Projects Agency,
            dated September 25, 1992                                                                  **
     10.16  Contract between the Company and the David Sarnoff Research Center, dated
            July 17, 1992                                                                             **
     10.17  Contract between the Company and Microelectronics and Computer Technology
            Corporation, dated September 15, 1992                                                     **
     10.18  Contract between the Company and Standish Industries, dated November 30, 1992             **
     10.19  Contract by and between the Company and ETDL, R&D Acquisition Office, Labcom
            dated June 30, 1992                                                                       **
     10.20  Contract by and between the Company and the Air Force Systems Command
            dated April 24, 1992                                                                      **
     10.21  Contract by and between the Company and the Office of Naval Research dated
            September 30, 1992                                                                        **
     10.22  Contract by and between the Company and the National Science Foundation
            dated August 24, 1992                                                                     **
     10.23  Contract by and between the Company and the United States Department of
            Commerce dated September 16, 1992                                                         **
     10.24  Contract by and between the Company and the United States Army Natick RD&E
            Center dated December 29, 1993                                                           ***
     10.25  Contract by and between the Company and the Office of Naval Research dated
            July 22, 1993                                                                            ***

     10.26  Contract by and between the Company and Department of the Air Force, Air Force
            Material Command dated September 22, 1993                                                ***
     10.27  Facility Lease, by and between the Company and Massachusetts Technology Park
            Corporation dated October 15, 1993                                                       ***
     10.28  Contract amendment by and between the Company and Advanced Research Projects
            Agency dated December 3, 1993                                                            ***
     10.29  Cooperative Research and Development Agreement, by and between the Company and Massachusetts Institute of Technology Lincoln Laboratory dated September
            14, 1993 (confidential portions on file with the Commission)                             ***
     10.30  Immersion Display System Development Agreement, by and between the Company and Honeywell Technology Center dated October 19, 1993 (confidential
            portions on file with the Commission)                                                    ***
     10.31  Master Sublease  - Purchase Agreement, by and between the Company and
            Massachusetts Industrial Finance Agency dated June 23, 1994                             ****
     10.32  Contract by and between the Company and the Advanced Research Projects Agency
            dated May 25, 1994 (confidential portions on file with the Commission)                  ****
     10.33  Joint Agreement by and between the Company and Philips Consumer Electronics
            Company, Division of Philips Electronics North America Corporation dated
            July 25, 1994 (confidential portions on file with the Commission)                      *****
     10.34  Cross License and Supply Agreement, by and between the Company and
            Philips Electronics North America Corporation dated June 18, 1994
            (confidential portions on file with the Commission)                                    *****
     10.35  Securities Purchase Agreement, by and between the Company and Forte
            Technologies, Inc. dated October 24, 1994 (confidential portions on
            file with the Commission)                                                                  #
     10.36  Contract by and between the Company and Office of Naval Research
            dated September 30, 1994                                                                   #
     10.37  Contract by and between the Company and Hughes Training, Inc. dated
            September 15, 1994                                                                         #
     10.38  Securities Purchase Agreement, by and between the Company and GMT
            Microelectronics Corporation, dated January 6, 1995 (confidential portions on
            file with the Commission)                                                                 ##
     10.39  Note Agreement, by and between the Company and The First National Bank of
            Boston dated March 1, 1995                                                                ##
   + 10.40  Amended and Restated Employment Agreement between the Company and
            Dr. John C.C. Fan, dated as of May 1, 1995                                               ###
     10.41  Contract by and between the Company and the United States Department of
            Commerce dated April 25, 1995                                                           ####
     10.42  Securities Purchase Agreement, by and between the Company and Forte
            Technologies, Inc. dated September 15, 1995                                             ####
     10.43  Cooperative Research and Development Agreement, by and between the Company and Massachusetts Institute of Technology Lincoln Laboratory dated
            June 21, 1995 (confidential portions on file with the Commission)                       ####
     10.44  Stock Purchase Agreement, by and between the Company and Telecom Holding
            dated November 24, 1995                                                                    &
     10.45  Letter Agreement, by and between the Company and Telecom Holding Co., Ltd.
            dated November 24, 1995                                                                    &
     10.46  Stock Purchase Agreement, by and between the Company and United Microelectronics
            Corporation dated November 29, 1995                                                     ####
     10.47  Stock Purchase Agreement, by and between the Company and Unipac Optoelectronics
            Corporation dated November 29, 1995                                                     ####
     10.48  Letter Agreement, by and between the Company and United Microelectronics
            Corporation dated November 29, 1995 (confidential portions on file with
            the Commission)                                                                         ####

     10.49  Amendment Agreement, by and between the Company and Rockwell International
            Corporation dated September 29, 1995                                                    ####
     10.50  Securities Purchase Agreement, by and between the Company and Unitek
            Semiconductor, Inc. dated January 26, 1996                                              (S)
     10.51  Chattel Leasing Promissory Note, by and between the Company and BancBoston
            Leasing dated January 29, 1996                                                          (S)
     10.52  Securities Purchase Agreement, by and between the Company and Forte
            Technologies, Inc. dated February 8, 1996.                                              (S)
     10.53  Securities Purchase Agreement, by and between Forte Technologies, Inc.
            and Investors, dated June 27, 1996.                                                  (S)(S)
     10.54  Master lease agreement, by and between the Company and BancBoston Leasing dated December 23, 1996
     11     Statement of Computation of Loss per Share
     21.1   Subsidiaries of Kopin Corporation
     23.1   Consent of Deloitte & Touche LLP, Independent Auditors of the Company
      27    Financial Data Schedule

* Filed as an exhibit to Registration Statement on Form S-1, File No. 33-45853, and incorporated herein by reference.

** Filed as an exhibit to Registration Statement on Form S-1, File No. 33-57450, and incorporated herein by reference.

*** Filed as an exhibit to Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference.

**** Filed as an exhibit to Quarterly Report on Form 10-Q for the quarterly period ended July 2, 1994 and incorporated herein by reference.

***** Filed as an exhibit to Quarterly Report on Form 10-Q for the quarterly period ended October 1, 1994 and incorporated herein by reference.

# Filed as an exhibit to Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference.

## Filed as an exhibit to Quarterly Report on Form 10-Q for the quarterly period ended April 1, 1995 and incorporated herein by reference.

### Filed as an exhibit to Quarterly Report on Form 10-Q for the quarterly period ended July 1, 1995 and incorporated herein by reference.

#### Filed as an exhibit to Annual Report on Form 10-K for the fiscal year ended December 31, 1995 and incorporated herein by reference.

& Filed as an exhibit to Schedule 13D for Telecom Holding, Co., Ltd. filed on October 10, 1995 and incorporated herein by reference.

(S) Filed as an exhibit to Quarterly Report on Form 10-Q for the quarterly period ended March 30, 1996 and incorporated here in by reference.

(S)(S) Filed as an exhibit to Quarterly Report on Form 10-Q for the quarterly period ended June 29, 1996 and incorporated herein by reference.

+ Management contract or compensatory plan required to be filed as an exhibit to this form pursuant to Item 14(c) of this report.