Form 10-Q
period 1997-03-29
KOPIN CORP
filed 1997-05-09
CIK 771266

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


 QUARTERLY REPORT PURSUANT TO SECTION 13 OR l5(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 29, 1997

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

                                Yes   X    No
                                     ---      --


Applicable only to corporate issuers:

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                   Class                  Outstanding as of April 30, 1997
                   -----                  --------------------------------

        Common Stock, par value $ .01             10,949,176

                               KOPIN CORPORATION

                                     INDEX
                                     -----


                                                                                   Page No.
                                                                                   -------
PART I - FINANCIAL INFORMATION

  Item 1. Financial Statements


           Consolidated Balance Sheets at                                                3
           March 29, 1997 and December 31, 1996


           Consolidated Statements of Operations for the                                 4
           Three months ended March 29, 1997 and March 30, 1996


           Consolidated Statements of Stockholders' Equity for the                       5
           Three months ended March 29, 1997 and March 30, 1996


           Consolidated Statements of Cash Flows for the                                  6
           Three months ended March 29, 1997 and March 30, 1996


           Notes to Consolidated Financial Statements                                     7


  Item 2.  Management's Discussion and Analysis of Financial Condition                    8
           and Results of Operations


PART II - OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K                                              11


SIGNATURES                                                                               12


                               KOPIN CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)

                                                     March 29, 1997       December 31, 1996
                                                     --------------       -----------------
ASSETS
------
Current assets:
 Cash and equivalents                                  $15,900,155           $ 16,511,291
 Marketable securities                                   7,386,314             10,560,815
 Accounts receivable, net of
  allowance of $140,400 and $137,400:
  Billed                                                 2,782,776              3,650,075
  Unbilled                                               2,271,285              2,933,863
 Inventory                                               2,577,696              3,073,643
 Prepaid expenses and
  other current assets                                     905,455              1,257,781
                                                       -----------            -----------
   Total current assets                                 31,823,681             37,987,468

Equipment and improvements:
 Equipment                                              21,740,922             20,862,918
 Leasehold improvements                                    772,717                772,717
 Furniture and fixtures                                    330,590                361,483
 Equipment under
  construction                                             859,253                636,255
                                                       -----------            -----------
                                                        23,703,482             22,633,373
 Accumulated depreciation
  and amortization                                      12,519,514             11,731,828
                                                       -----------            -----------
                                                        11,183,968             10,901,545
Other assets                                             3,082,688              2,962,149
Intangible assets                                        1,868,682              1,894,392
                                                       -----------            -----------
   Total assets                                        $47,959,019           $ 53,745,554
                                                       ===========           ============

LIABILITIES AND  STOCKHOLDERS' EQUITY
-------------------------------------
Current liabilities:
 Note payable                                          $   500,000           $    500,000
 Accounts payable                                        4,170,319              6,945,053
 Accrued payroll
  and expenses                                           1,161,077              1,427,305
 Unearned revenue                                           57,483                 80,484
 Current portion of
  long-term obligations                                  1,523,161              1,347,636
                                                       -----------             ----------
   Total current liabilities                             7,412,040             10,300,478
Deferred rent                                              327,166                381,166
Long-term obligations,
 less current portion                                    1,937,672              2,793,061
Stockholders' equity:
 Preferred stock, par
  value $.01 per share:
  Authorized, 3,000 shares;
  none issued and
   outstanding
 Common stock, par value
  $.01 per share:
  Authorized, 20,000,000
  shares;
  issued 10,940,988 shares
   in 1997 and 10,931,408
   shares in 1996                                          109,410                109,314
 Additional paid-in capital                             88,698,985             88,605,451
 Deferred compensation                                    (209,526)              (227,706)
 Marketable securities
  valuation                                                 46,033                 44,933
Accumulated                                            (50,362,761)           (48,261,143)
 deficit                                               -----------           ------------
   Total stockholders'
    equity                                              38,282,141             40,270,849
                                                       -----------           ------------
   Total liabilities and
    stockholders' equity                               $47,959,019           $ 53,745,554
                                                       ===========           ============

                See notes to consolidated financial statements.

                               KOPIN CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                 Three Months Ended
                                               ------------------------------

                                                 March 29        March 30
                                                    1997            1996
                                               -------------   -------------
Revenue:
     Product sales                             $   2,882,077   $   3,043,766
     Research and development                        831,936       1,729,472
     Interest and other income                       314,897         560,396
                                               -------------   -------------
                                                   4,028,910       5,333,634
                                               -------------   -------------
Costs and expenses:
     Cost of sales                                 2,111,365       2,707,918
     Research and development                      2,803,978       4,710,969
     General, administrative and selling           1,086,044       1,943,656
     Interest                                         53,529         124,209
     Other                                            75,612         134,769
     Non-recurring charge                                  -       4,990,412
                                               -------------   -------------
                                                   6,130,528      14,611,933
                                               -------------   -------------
     Loss before minority interest                (2,101,618)     (9,278,299)
     Minority interest in loss of subsidiary               -         557,246
                                               -------------   -------------
     Net loss                                   ($ 2,101,618)   ($ 8,721,053)
                                               =============   =============

     Net loss per share                               ($ .19)         ($ .80)
                                               =============   =============

     Weighted average number of common shares
     outstanding                                  10,940,988      10,915,858
                                               =============   =============


                See notes to consolidated financial statements.

                               KOPIN CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

              THREE MONTHS ENDED MARCH 29, 1997 AND MARCH 30, 1996

                                  (UNAUDITED)


                                                                Additional
                                            Common     Stock      Paid-in      Deferred     Securities
                                            Shares     Amount     Capital    Compensation   Valuation      Deficit        Total
                                          ----------  --------  -----------  -------------  ----------  -------------  ------------

Balance, December 31, 1995                10,915,019  $109,150  $88,355,145      ($94,482)    $137,183  ($26,664,779)  $61,842,217

  Exercise of stock options                    3,663        37        6,838            --           --            --         6,875

  Amortization of compensation
     relating to grant of stock options           --        --           --        11,694           --            --        11,694

  Net unrealized gain on marketable
    securities                                    --        --           --            --       67,012            --        67,012

  Net loss for the three month
    period ended March 30, 1996                   --        --           --            --           --    (8,721,053)   (8,721,053)
                                          ----------  --------  -----------  ------------   ----------  ------------   -----------

Balance, March 30, 1996                   10,918,682  $109,187  $88,361,983     ($ 82,788)    $204,195  ($35,385,832)  $53,206,745
                                          ==========  ========  ===========  ============   ==========  ============   ===========


Balance, December 31, 1996                10,931,408  $109,314  $88,605,451     ($227,706)    $ 44,933  ($48,261,143)  $40,270,849

  Exercise of stock options                    9,580        96       93,534            --           --            --        93,630

  Amortization of compensation
     relating to grant of stock options           --        --           --        18,180           --            --        18,180

  Net unrealized gain on marketable
     securities                                   --        --           --            --        1,100            --         1,100

  Net loss for the three month
     period ended March 29, 1997                  --        --           --            --           --    (2,101,618)   (2,101,618)
                                          ----------  --------  -----------  ------------   ----------  ------------   -----------

Balance, March 29, 1997                   10,940,988  $109,410  $88,698,985    ($ 209,526)    $ 46,033  ($50,362,761)  $38,282,141
                                          ==========  ========  ===========  ============   ==========  ============   ===========

                See notes to consolidated financial statements.

                               KOPIN CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                             Three Months Ended
                                          ------------------------------
                                             March 29        March 30
                                              1997            1996
                                          -------------   -------------

Cash flows from operating activities:
  Net loss                                 ($ 2,101,618)   ($ 8,721,053)
  Adjustments to reconcile net loss
     to net cash used in operating
      activities:
     Depreciation and amortization              863,298         902,809
    Amortization of compensation
     relating to grant
       of stock options                          18,180          11,694
    Non-recurring charge                              -       4,990,412
    Decrease in unearned revenue                (23,001)        (23,001)
    Increase (decrease) in accrued rent         (54,000)          8,500
    Minority interest in loss of
     subsidiary                                       -        (557,246)
    Changes in assets and liabilities:
       Accounts receivable                    1,002,215      (1,410,746)
       Inventory                                135,272      (1,206,753)
       Prepaid expenses and other
        current assets                          352,326         (71,550)
       Intangible assets                        (58,951)     (1,388,889)
       Accounts payable and accrued
        expenses                             (2,311,353)      1,634,534
       Net cash used in operating         -------------   -------------
        activities                           (2,177,632)     (5,831,289)
                                          -------------   -------------
Cash flows from investing activities:
  Marketable securities                       3,175,601         999,819
  Other assets                                 (120,539)        (79,382)
  Capital expenditures                       (1,247,246)       (938,532)
                                          -------------   -------------
       Net cash provided by (used in)
        investing activities                  1,807,816         (18,095)
                                          -------------   -------------
Cash flows from financing activities:
  Net proceeds from issuance of
   subsidiary
    preferred stock                                   -       1,800,000
  Proceeds from notes payable                         -         500,000
  Proceeds from long-term obligations                 -       1,285,862
  Principal payment on long-term               (334,950)       (169,291)
   obligations
  Proceeds from exercise of stock                93,630           6,875
   options                                -------------   -------------
       Net cash provided by (used in)          (241,320)      3,423,446
        financing activities              -------------   -------------

Net decrease in cash and equivalents           (611,136)     (2,425,938)
Cash and equivalents, beginning of           16,511,291      24,718,023
 period                                   -------------   -------------
Cash and equivalents, end of period       $  15,900,155   $  22,292,085
                                          =============   =============

Non-cash investing and financing
 transactions:
   Marketable securities valuation        $       1,100   $      67,012

 Supplementary information -Interest
  paid in cash                            $      53,529   $     103,401

                See notes to consolidated financial statements.

                               KOPIN CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.     BASIS OF PRESENTATION
       ---------------------

The financial statements for the three month periods ended March 29, 1997 and March 30, 1996 are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission (File No. 0-19882) for the year ended December 31, 1996.

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

In March 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standards (SFAS) No.128, "Earnings Per Share," which the Company will adopt in the fourth quarter of 1997. The adoption is not expected to have an impact on the Company's reported loss per share for the quarters ended March 29, 1997 and March 30, 1996.


3.    INVESTMENT IN FORTE TECHNOLOGIES, INC.
      --------------------------------------

During 1994, 1995 and 1996, the Company made a series of equity investments in Forte Technologies, Inc. In May 1995, the Company obtained a controlling interest in Forte and consolidated the financial statements of Forte with those of the Company from that date through December 31, 1996. As a result of declining sales and results of operations at Forte, the Company recorded in the fourth quarter of 1996 a write-down of Forte's assets to their estimated net realizable value and its remaining investment in Forte totaling $3,900,000. In March 1997, Forte filed a voluntary petition seeking reorganization under Chapter 11 of the U.S. Bankruptcy Code, and is in default in the payment of principal and interest to its senior lender under certain secured loans in the aggregate principal amount of $838,000. These loans have been guaranteed by the Company, and are included in the Company's consolidated balance sheet as of March 29, 1997. As a result of its Chapter 11 filing, Forte's financial statements are no longer consolidated with those of the Company.

4.    NON-RECURRING CHARGE
      --------------------

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

      Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              ---------------------------------------------------------------
              RESULTS OF OPERATIONS
              ---------------------

      Kopin Corporation and its subsidiaries ("the Company") are engaged in the development, manufacture and sale of flat panel display devices and products, and custom Wafer-Engineered electronic materials for commercial and consumer markets, and the performance of related research and development under contracts. To date, the Company's revenue has been derived primarily from development contracts with commercial companies and agencies of the federal government, as well as from sales of its custom Wafer-Engineered materials and flat panel display devices and products.

      RESULTS OF OPERATIONS

               The Company's research and development and product sale revenue was $3,714,013 for the three months ended March 29, 1997, a decrease of 22.2% from $4,773,238 during the corresponding period in 1996. Research and development revenue decreased to $831,936 for the three months ended March 29, 1997, from $1,729,472 during the corresponding period in 1996, a decrease of 51.9%. The change in 1997 research and development revenue was primarily attributable to a decrease in contract revenue from agencies of the federal government. The Company's product sales decreased 5.3% to $2,882,077 for the three months ended March 29, 1997, from $3,043,766 during the corresponding period in 1996. The decline in product sales was primarily because the financial results of Forte Technologies, Inc. are no longer included with those of the Company in the 1997 period following the Company's write-off of its investment in Forte at the end of 1996 and Forte's subsequent filing of a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code. Forte had product sales of $1,399,694 in the first quarter of 1996. The exclusion of Forte product sales in the three months ended March 29, 1997 was substantially offset by a $1,238,005, or 75.3% increase in sales of the Company's Wafer-Engineered materials and display products. The increase in unit sales of the Company's Wafer-Engineered materials is primarily due to the increase in use of these materials in various wireless telecommunications products.

               Interest and other income was $314,897 for the three months ended March 29, 1997 compared to $560,396 during the corresponding period in 1996. The decrease in 1997 was primarily due to lower cash balances during the period in comparison to available balances in 1996.

               The Company's total operating expenses were $6,130,528 for the three months ended March 29, 1997, a decrease of $8,481,405, or 58.0% from $14,611,933 during the corresponding period in 1996. Of this decrease, $4,990,412 related to a non-recurring charge in the 1996 period for the write-down of certain intangible and long-lived assets in connection with the Company's adoption of the provisions of Statement of Financial Accounting Standards No. 121, the expensing of purchased technology, and the write-off of certain previously deferred expenses. In addition, research and development charges of $500,000 for subcontractor development work were expensed. An additional $2,572,000 of the decrease is related to expenses incurred in the three months ended March 30, 1996 by Forte Technologies. The remainder of the decrease was primarily due to decreased costs incurred for research and development programs funded by agencies of the federal government. Cost of sales, which is comprised of materials, labor and manufacturing overhead, was $2,111,365 for the three months ended March 29, 1997, or 73.3% of product sales, compared to $2,707,918, or 89.0% of product sales during the corresponding period in 1996. The higher cost of sales percentage in 1996 was primarily due to the inclusion in the 1996 financial results of shipments of head-mounted systems by Forte Technologies. Reducing cost of sales as a percentage of sales for the Company's products is generally dependent on achieving manufacturing economies of scale in order to manufacture at a lower cost per unit basis.

               Research and development expenses include expenses incurred in support of internal development programs and programs funded by agencies of the federal government, including development programs for electronic imaging devices and display products, Wafer-Engineered materials and head-mounted display systems, circuit design costs, staffing, purchases of materials and laboratory supplies, and fabrication and packaging of the Company's SMART SLIDE imaging devices. Total research and development expenses for the three months ended March 29, 1997, were $2,803,978 compared to $4,710,969 during the corresponding period in 1996, a decrease of 40.5%. The decrease in research and development expenses in 1997 was primarily due to a reduction in research and development expenses incurred in support of programs funded by agencies of the federal government as well as the inclusion of $214,844 of such expenses incurred by Forte Technologies during the corresponding period in 1996.

               General, administrative and selling expenses consist of the expenses incurred by the Company's business development and sales personnel, marketing expenses, and administrative and general corporate expenses. General, administrative and selling expenses were $1,086,044 for the three months ended March 29, 1997, a decrease of 44.1% from $1,943,656 during the corresponding period in 1996. The decrease in general, administrative and selling expenses in 1997 was primarily due to the inclusion of costs of $868,903 incurred by Forte Technologies in the three months ended March 30, 1996. In addition, general and administrative expenses include non-cash charges for compensation expense of $18,180 for the three months ended March 29, 1997, relating to the issuance of certain stock options. The Company expects to incur increased general, administrative and selling expenses in the future as it commercializes its imaging devices and display products and Wafer-Engineered materials.

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

               In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," which will be effective during the fourth quarter of 1997. The new pronouncement's requirements will not impact the Company's previously reported loss per share.


      LIQUIDITY AND CAPITAL RESOURCES

               The Company has financed its operations primarily though private placements of its equity securities, the initial public offering of its common stock in April 1992, another public offering in March 1993, research and development revenue, and sales of its custom Wafer-Engineered materials and flat panel display devices and products. The Company has an unused line of credit of $500,000 at March 29, 1997. The Company periodically enters into loan agreements to finance equipment purchases and other activities. As of March 29, 1997, sales of equity securities have raised approximately $92,500,000, including $13,300,000 of net proceeds from the Company's initial public offering, $26,500,000 of net proceeds from the Company's March 1993 public offering, $3,300,000 from a private stock sale in November 1992, $4,375,000 from the exercise of a 625,000 share stock warrant in December 1993, and $30,437,000 from private stock sales in the fourth quarter of 1995.

               As of March 29, 1997, the Company had cash and equivalents and marketable securities of $23,286,469 and working capital of $24,411,641 compared to $27,072,106 and $27,686,990 as of December 31, 1996. The
      decrease in cash and equivalents and marketable securities is primarily due to $2,177,632 of cash used in operations, and capital expenditures of $1,247,246. The Company also has approximately $1,645,000 of marketable securities held in escrow as equipment financing collateral which is shown in other assets.

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

               The Company periodically enters into various long-term debt arrangements to finance equipment purchases and other activities. As of March 29, 1997, long-term debt obligations totaled $3,460,833, of which $1,523,161 is payable in 1997.

               In October 1993, the Company entered into a five-year lease for a 74,000 square foot manufacturing facility. This facility, which includes 7,000 square feet of environmentally controlled clean rooms, is used primarily for the Company's production of electronic imaging devices. The Company will make lease payments of approximately $4.0 million over the five-year term. In addition, the Company has exercised an option to extend the lease an additional year at a cost of $1,000,000.

               The Company expects to expend approximately $8,000,000 on capital expenditures over the next 36 months. Of this amount, approximately $6,000,000 is expected to be used for expansion of manufacturing equipment required for development and manufacturing of electronic imaging devices and display products and Wafer-Engineered materials, and the balance is expected to be used for the acquisition of laboratory and testing equipment and general facility upgrades. The Company expects to use approximately $2,000,000 in the remainder of 1997, $3,000,000 in 1998, and $3,000,000 in 1999 for capital equipment and expansion of the Company's manufacturing capabilities.

               The Company expects to incur significant additional research and development and other costs, including costs related to the continued development and commercialization of its electronic imaging devices and display products. The Company's future capital requirements will depend on many factors, including the establishment of collaborative arrangements, the cost of manufacturing facilities, commercialization activities and arrangements, continued scientific progress in its imaging device and display product development programs, the magnitude of these programs, the costs involved in filing, prosecuting and enforcing patent claims, and competing technological and market developments. From time to time, the Company may also make equity investments in other companies engaged in certain aspects of the flat panel display and electronics industries as part of its business strategy.

               The Company believes that its present cash and equivalents and marketable securities will be adequate to finance its anticipated operating and capital requirements and to meet liquidity needs through at least fiscal 1998.

      FUTURE OPERATING RESULTS

               Certain of the statements contained in this Form 10-Q, including Management's Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking statements that involve risks and uncertainties. In addition to the risks and uncertainties set forth in this Form 10-Q, other factors that could cause actual results to differ materially include the following: general economic and business conditions and growth in the flat panel display industry and the gallium arsenide materials industry, the impact of competitive products and pricing, availability of third party components, availability of integrated circuit fabrication facilities, cost and yields associated with production of the Company's SMART SLIDE imaging devices, loss of significant customers, and the risk factors listed from time to time in the Company's periodic reports filed with the Securities and Exchange Commission, including but not limited to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

PART II. OTHER INFORMATION

Item 3. DEFAULTS UPON SENIOR SECURITIES

     (a)The Company's majority owned subsidiary, Forte Technologies, Inc., which has filed a voluntary petition seeking reorganization under Chapter 11 of the U.S. Bankruptcy Code in March 1997, is in default in the payment of principal and interest to Forte's senior lender under certain secured loans in the aggregate principal amount of $838,000. The total arrearage under these loans is approximately $60,000 as of the date of this report. These loans have been guaranteed by the Company, and are included in the Company's consolidated balance sheet as of March 29, 1997. Forte also is in default in the payment of interest under certain secured convertible debentures in the aggregate principal amount of $1,912,000. The Company, which is the holder of $1,538,000 of such convertible debentures,wrote off the value of these loans as of December 31, 1996.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

27   Financial Data Schedule

(b)  Reports on Form 8-K

     None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         KOPIN CORPORATION
                                         (Registrant)



Date: May 9, 1997             By:   /s/ John C.C. Fan
                                    ----------------------------------------
                                    John C.C. Fan
                                    President, Chief Executive Officer and
                                    Chairman of the Board of Directors
                                    (Principal Executive Officer)



Date: May 9, 1997             By:   /s/ Paul J.Mitchell
                                    ----------------------------------------
                                    Paul J. Mitchell
                                    Treasurer and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)