Form 10-Q
period 1997-06-28
KOPIN CORP
filed 1997-08-06
CIK 771266

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


 QUARTERLY REPORT PURSUANT TO SECTION 13 OR l5(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 28, 1997

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

                                Yes   X    No
                                     ---      ---


Applicable only to corporate issuers:

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                   Class                  Outstanding as of July 18, 1997
                   -----                  -------------------------------

        Common Stock, par value $ .01               11,002,469

                               KOPIN CORPORATION

                                     INDEX
                                     -----



                                                        Page No.
                                                        --------
PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements


           Consolidated Balance Sheets at
           June 28, 1997 and December 31, 1996               3


           Consolidated Statements of Operations for the
           Three and Six months ended June 28, 1997 and
           June 29, 1996                                     4


           Consolidated Statements of Stockholders'
           Equity for the Six months ended June 28, 1997
           and June 29, 1996                                 5


           Consolidated Statements of Cash Flows for the
           Six months ended June 28, 1997 and June 29, 1996  6


           Notes to Consolidated Financial Statements        7


  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations     8


PART II - OTHER INFORMATION

  Item 4.  Submissions of Matters to a Vote of
           Security-Holders                                 11


  Item 6.  Exhibits and Reports on Form 8-K                 12


SIGNATURES                                                  13

                               KOPIN CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)

                              June 28, 1997    December 31, 1996
                              -------------    -----------------
ASSETS
------
Current assets:
 Cash and equivalents          $14,958,860       $ 16,511,291
 Marketable securities           6,332,522         10,560,815
 Accounts receivable, net
  of allowance of $158,400
  and $137,400:
  Billed                         2,609,775          3,650,075
  Unbilled                       1,611,600          2,933,863
 Inventory                       2,586,557          3,073,643
 Prepaid expenses and
  other current assets           1,010,056          1,257,781
                               -----------       ------------
   Total current assets         29,109,370         37,987,468

Equipment and improvements:
 Equipment                      22,088,747         20,862,918
 Leasehold improvements            772,717            772,717
 Furniture and fixtures            331,955            361,483
 Equipment under
  construction                     998,434            636,255
                               -----------       ------------
                                24,191,853         22,633,373
 Accumulated depreciation
  and amortization              13,307,200         11,731,828
                               -----------       ------------
                                10,884,653         10,901,545
Other assets                     3,555,390          2,962,149
Intangible assets                1,942,100          1,894,392
                               -----------       ------------
   Total assets                $45,491,513       $ 53,745,554
                               ===========       ============

LIABILITIES AND
 STOCKHOLDERS' EQUITY
---------------------
Current liabilities:
 Note payable                  $   450,000       $    500,000
Accounts payable                 4,024,365          6,945,053
Accrued payroll
 and expenses                      980,569          1,427,305
 Unearned revenue                   34,482             80,484
 Current portion of
  long-term obligations          1,206,662          1,347,636
                               -----------       ------------
   Total current
    liabilities                  6,696,078         10,300,478
Deferred rent                      273,166            381,166
Long-term obligations,
 less current portion            1,627,960          2,793,061
Stockholders' equity:
 Preferred stock, par
  value $.01 per share:
  Authorized, 3,000 shares;
  none issued and
  outstanding
 Common stock, par value
  $.01 per share:
  Authorized, 20,000,000
  shares; issued 10,969,404
  shares in 1997 and
  10,931,408 shares in 1996        109,694            109,314
 Additional paid-in capital     88,962,299         88,605,451
 Deferred compensation            (191,346)          (227,706)
 Marketable securities
  valuation                         65,145             44,933
 Deficit                       (52,051,483)       (48,261,143)
                               -----------       ------------
   Total stockholders'
    equity                      36,894,309         40,270,849
                               -----------       ------------
   Total liabilities and
    stockholders' equity       $45,491,513       $ 53,745,554
                               ===========       ============

                See notes to consolidated financial statements.

                               KOPIN CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                 Three Months Ended               Six Months Ended
                                                 ------------------               ----------------
                                             June 28            June 29         June 28         June 29
                                               1997               1996            1997           1996
                                          -------------      -------------   -------------   --------------
Revenue:
   Product sales                          $   3,117,474      $   2,582,490   $   5,999,551   $    5,626,256
   Research and development                     763,800          1,695,900       1,595,736        3,425,372
   Interest and other income                    385,844            445,785         700,741        1,006,181
                                          -------------      -------------   -------------   --------------
                                              4,267,118          4,724,175       8,296,028       10,057,809
                                          -------------      -------------   -------------   --------------
Costs and expenses:
   Cost of sales                              1,971,820          2,225,152       4,083,185        4,933,070
   Research and development                   2,749,320          4,492,359       5,553,298        9,203,328
   General, administrative and selling        1,102,102          1,966,955       2,188,146        3,910,611
   Interest                                      56,986             93,309         110,515          217,518
   Other                                         75,612            152,268         151,224          287,037
   Non-recurring charge                               -                  -               -        4,990,412
                                          -------------      -------------   -------------   --------------
                                              5,955,840          8,930,043      12,086,368       23,541,976
                                          -------------      -------------   -------------   --------------
Loss before minority interest                (1,688,722)        (4,205,868)     (3,790,340)     (13,484,167)
Minority interest in loss of subsidiary               -            312,829               -          870,075
                                          -------------      -------------   -------------   --------------
Net loss                                   ($ 1,688,722)      ($ 3,893,039)   ($ 3,790,340)   ($ 12,614,092)
                                          =============      =============   =============   ==============

Net loss per share                               ($ .15)            ($ .36)         ($ .35)         ($ 1.16)
                                          =============      =============   =============   ==============

Weighted average number of common
shares outstanding                           10,952,879         10,918,750      10,943,782       10,917,304
                                          =============      =============   =============   ==============

                See notes to consolidated financial statements.

                               KOPIN CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                SIX MONTHS ENDED JUNE 28, 1997 AND JUNE 29, 1996

                                  (UNAUDITED)

                                              Common Stock        Additional
                                          --------------------    Paid-in      Deferred     Securities
                                            Shares     Amount     Capital    Compensation   Valuation      Deficit         Total
                                          ----------  --------  -----------  -------------  ----------  -------------  -------------

Balance, December 31, 1995                10,915,019  $109,150  $88,355,145      ($94,482)    $137,183  ($26,664,779)  $ 61,842,217

  Exercise of stock options                    3,813        38        6,987            --           --            --          7,025

  Amortization of compensation
     relating to grant of stock options           --        --           --        23,388           --            --         23,388

  Net unrealized gain on marketable
    securities                                    --        --           --            --       72,012            --         72,012

  Net loss for the six month
    period ended June 29, 1996                    --        --           --            --           --   (12,614,092)   (12,614,092)

                                          ----------  --------  -----------  ------------   ----------  ------------   ------------

Balance, June 29, 1996                    10,918,832  $109,188  $88,362,132      ($71,094)    $209,195  ($39,278,871)  $ 49,330,550
                                          ==========  ========  ===========  ============   ==========  ============   ============

Balance, December 31, 1996                10,931,408  $109,314  $88,605,451     ($227,706)    $ 44,933  ($48,261,143)  $ 40,270,849

  Exercise of stock options                   37,996       380      356,848            --           --            --        357,228

  Amortization of compensation
     relating to grant of stock options           --        --           --        36,360           --            --         36,360

  Net unrealized gain on marketable
     securities                                   --        --           --            --       20,212            --         20,212

  Net loss for the six month
     period ended June 28, 1997                   --        --           --            --           --    (3,790,340)    (3,790,340)

                                          ----------  --------  -----------  ------------   ----------  ------------   ------------
Balance, June 28, 1997                    10,969,404  $109,694  $88,962,299    ($ 191,346)    $ 65,145  ($52,051,483)  $ 36,894,309
                                          ==========  ========  ===========  ============   ==========  ============   ============

                See notes to consolidated financial statements.

                               KOPIN CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                 Six Months Ended
                                          ------------------------------
                                             June 28         June 29
                                               1997            1996
                                          -------------   --------------
Cash flows from operating activities:
  Net loss                                 ($ 3,790,340)   ($ 12,614,092)
  Adjustments to reconcile net loss
     to net cash used in operating
      activities:
     Depreciation and amortization            1,726,596        1,796,893
    Amortization of compensation
     relating to grant
       of stock options                          36,360           23,388
    Non-recurring charge                              -        4,990,412
    Decrease in unearned revenue                (46,002)         (46,002)
    Increase (decrease) in deferred rent       (108,000)          17,000
    Minority interest in loss of                      -         (870,075)
     subsidiary
    Changes in assets and liabilities:
       Accounts receivable                    1,834,901       (1,568,923)
       Inventory                                126,411         (448,950)
       Prepaid expenses and other               247,725         (243,257)
        current assets
       Intangible assets                       (207,981)      (1,455,500)
       Accounts payable and accrued          (2,637,815)       1,867,122
        expenses                          -------------   --------------
       Net cash used in operating            (2,818,145)      (8,551,984)
        activities                        -------------   --------------

Cash flows from investing activities:
  Marketable securities                       4,248,505        4,062,524
  Other assets                                 (593,241)         271,093
  Capital expenditures                       (1,735,617)      (2,108,722)
                                          -------------   --------------
       Net cash provided by investing         1,919,647        2,224,895
        activities                        -------------   --------------

Cash flows from financing activities:
  Net proceeds from issuance of
   subsidiary
    preferred stock                                   -        1,800,000
  Proceeds from notes payable                   450,000          500,000
  Principal payment on notes payable           (500,000)      (3,000,000)
  Proceeds from long-term obligations                 -        1,503,025
  Principal payment on long-term               (961,161)        (465,641)
   obligations
  Proceeds from exercise of stock               357,228            7,025
   options                                -------------   --------------
       Net cash provided by (used in)          (653,933)         344,409
        financing activities              -------------   --------------

Net decrease in cash and equivalents         (1,552,431)      (5,982,680)
Cash and equivalents, beginning of           16,511,291       24,718,023
 period                                   -------------   --------------
Cash and equivalents, end of period       $  14,958,860   $   18,735,343
                                          =============   ==============

Non-cash investing and financing
 transactions:
   Marketable securities valuation        $      20,212   $       72,012
 Supplementary information -Interest      $     110,515   $      177,136
  paid in cash

                See notes to consolidated financial statements.

                               KOPIN CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.     BASIS OF PRESENTATION
       ---------------------

The financial statements for the six month periods ended June 28, 1997 and June 29, 1996 are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission (File No. 0-19882) for the year ended December 31, 1996.

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

In March 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standards (SFAS) No.128, "Earnings Per Share," which the Company will adopt in the fourth quarter of 1997. The adoption is not expected to have an impact on the Company's reported loss per share for the quarters ended June 28, 1997 and June 29, 1996.


3.    INVESTMENT IN FORTE TECHNOLOGIES, INC.
      --------------------------------------

During 1994, 1995 and 1996, the Company made a series of equity investments in Forte Technologies, Inc. In May 1995, the Company obtained a controlling interest in Forte and consolidated the financial statements of Forte with those of the Company from that date through December 31, 1996. As a result of declining sales and results of operations at Forte, the Company recorded in the fourth quarter of 1996 a write-down of Forte's assets to their estimated net realizable value and its remaining investment in Forte totaling $3,900,000. In March 1997, Forte filed a voluntary petition seeking reorganization under Chapter 11 of the U.S. Bankruptcy Code, and was in default in the payment of principal and interest to its senior lender under certain secured loans in the aggregate principal amount of $838,000. These loans, which had been guaranteed by the Company and included in the Company's consolidated balance sheet as of March 29, 1997, were paid in full by the Company in June 1997. As a result of its Chapter 11 filing, Forte's financial statements are no longer consolidated with those of the Company.

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

RESULTS OF OPERATIONS

      The Company's research and development and product sale revenue was $3,881,274 and $7,595,287 for the three and six months ended June 28, 1997 compared to $4,278,390 and $9,051,628 during the corresponding periods in the prior year, a decrease of $397,116 or 9.3%, for the three months and $1,456,341, or 16.0%, for the six months ended June 28, 1997. Research and development revenue decreased 55.0% to $763,800 for the three months ended June 28, 1997 from $1,695,900 in the prior year and decreased 53.4% to $1,595,736 for the six months ended June 28, 1997 from $3,425,372 during the corresponding period in 1996. The change in 1997 research and development revenue was primarily attributable to a decrease in contract revenue from agencies of the federal government. The Company's product sales increased 20.7% to $3,117,474 during the three months ended June 28, 1997 from $2,582,490 during the corresponding period in the prior year and increased 6.6% to $5,999,551 for the six months ended June 28, 1997 from $5,626,256 during the corresponding period in 1996. The net increase in product sales was primarily due to a $957,640, or 44.3%, increase in sales of the Company's Wafer-Engineered materials and display products for the three months ended June 28, 1997 and a $2,195,645, or 57.7%, increase in sales of such materials and display products for the six months ended June 28, 1997 over the corresponding periods in the prior year. The increases in sales of the Company's Wafer-Engineered materials are primarily due to the increased use of these materials in various wireless telecommunications products. The financial results of Forte Technologies, Inc. are no longer included with those of the Company in the 1997 period following the Company's write-off of its investment in Forte at the end of 1996 and Forte's subsequent filing of a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code. Forte had product sales of $422,656 and $1,822,350 included in the Company's results for the three and six months ended June 29, 1996.

      Interest and other income was $385,844 and $700,741 for the three and six months ended June 28, 1997 compared to $445,785 and $1,006,181 during the corresponding periods in 1996. The decrease in 1997 was primarily due to lower cash balances during the period in comparison to balances in 1996.

      The Company's total operating expenses were $5,955,840 for the three months ended June 28, 1997 and $12,086,368 for the six months then ended compared to $8,930,043 and $23,541,976, a decrease of $2,974,203, or 33.3%, and
$11,455,608, or 48.7%, over the corresponding periods in 1996. The six months ended June 29, 1996 included a $4,990,412 non-recurring charge for the write-down of certain intangible and long-lived assets in connection with the Company's adoption of the provisions of Statement of Financial Accounting Standards No. 121, the expensing of purchased technology, and the write-off of certain previously deferred expenses. In addition, research and development charges of $500,000 for subcontractor development work were expensed during the six months ended June 29, 1996. Additionally, $1,688,808 and $5,316,641 of the decrease is related to expenses incurred in the three and six months ended June 29, 1996 by Forte Technologies. The remainder of the decrease in operating expenses was primarily due to decreased costs incurred for research and development programs funded by agencies of the federal government for both the three and six months ended June 28, 1997. Cost of sales, which is comprised of materials, labor and manufacturing overhead, was $1,971,820 and $4,083,185 for the three and six months ended June 28, 1997, or 63.2% and 68.0% of product sales, compared to $2,225,152 and $4,933,070, or 86.2% and 87.7% of product sales, during the corresponding periods in 1996. The higher cost of sales percentage in 1996 was primarily due to the inclusion in the 1996 financial results of shipments of head-mounted systems by Forte Technologies. Reducing cost of sales as a percentage of sales for the Company's products is generally dependent on achieving manufacturing economies of scale in order to manufacture at a lower cost per unit basis.

      Research and development expenses include expenses incurred in support of internal development programs and programs funded by agencies of the federal government, including development programs for electronic imaging devices and display products, Wafer-Engineered materials and head-mounted display systems, circuit design costs, staffing, purchases of materials and laboratory supplies, and fabrication and packaging of the Company's SMART SLIDE imaging devices. Total research and development expenses for the three and six months ended June 28, 1997, were $2,749,320 and $5,553,298 compared to $4,492,359 and $9,203,328 during the corresponding period in 1996, a decrease of 38.8% and 39.7%, respectively. The decrease in research and development expenses in 1997 was primarily due to a reduction in research and development expenses incurred in support of programs funded by agencies of the federal government as well as the inclusion of $142,160 and $357,004 of such expenses incurred by Forte Technologies during the corresponding periods in 1996.

      General, administrative and selling expenses consist of the expenses incurred by the Company's business development and sales personnel, marketing expenses, and administrative and general corporate expenses. General, administrative and selling expenses were $1,102,102 for the three months ended June 28, 1997 and $2,188,146 for the six months then ended compared to $1,966,955 and $3,910,611, respectively, a decrease of $864,853 or 44.0% and
$1,722,465 or 44.0% over the corresponding periods in 1996. The decrease in general, administrative and selling expenses in the 1997 periods was primarily due to the inclusion of costs of $876,203 and $1,745,106 incurred by Forte Technologies in the three and six months ended June 29, 1996. In addition, general and administrative expenses include non-cash charges for compensation expense of $18,180 and $36,360 for the three and six months ended June 28, 1997, relating to the issuance of certain stock options. The Company expects to incur increased general, administrative and selling expenses in the future as it continues commercialization of its imaging devices and display products and Wafer-Engineered materials.

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

      In March 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share," which will be effective during the fourth quarter of 1997. The new pronouncement's requirements will not impact the Company's previously reported loss per share.


LIQUIDITY AND CAPITAL RESOURCES

      As of June 28, 1997, the Company had cash and equivalents and marketable securities of $21,291,382 and working capital of $22,413,292 compared to $27,072,106 and $27,686,990, respectively, as of December 31, 1996. The decrease in cash and equivalents and marketable securities was primarily due to use of cash in operations of $2,818,145, capital expenditures of $1,735,617 and principal payments on long-term obligations of $961,161. The Company also has approximately $1,300,000 of marketable securities held in escrow as equipment financing collateral which is shown in other assets.

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

      The Company periodically enters into various long-term debt arrangements to finance equipment purchases and other activities. As of June 28, 1997, long-term debt obligations totaled $2,834,622, of which $1,206,662 is payable in 1997.

      In October 1993, the Company entered into a five-year lease for a 74,000 square foot manufacturing facility. This facility, which includes 7,000 square feet of environmentally controlled clean rooms, is used primarily for the Company's production of electronic imaging devices. In 1997, the Company exercised an option to extend the lease for an additional year. The Company will make lease payments of approximately $1.0 million per year over the remaining term of the lease.

      The Company currently expects to expend approximately $7,500,000 on capital expenditures over the next 30 months. Of this amount, approximately $6,000,000 is expected to be used for expansion of manufacturing equipment required for development and manufacturing of electronic imaging devices and display products and Wafer-Engineered materials, and the balance is expected to be used for the acquisition of laboratory and testing equipment and general facility upgrades. The Company expects to use approximately $1,500,000 in the remainder of 1997, $3,000,000 in 1998, and $3,000,000 in 1999 for capital equipment and expansion of the Company's manufacturing capabilities.

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


FUTURE OPERATING RESULTS

      Certain of the statements contained in this Form 10-Q, including Management's Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking statements that involve risks and uncertainties. In addition to the risks and uncertainties set forth in this Form 10-Q, other factors that could cause actual results to differ materially include the following: general economic and business conditions and growth in the flat panel display industry and the gallium arsenide materials industry, the impact of competitive products and pricing, availability of third party components, availability of integrated circuit fabrication facilities, cost and yields associated with production of the Company's SMART SLIDE imaging devices, loss of significant customers, acceptance of the Company's products, continuation of collaborative agreements, and the risk factors listed from time to time in the Company's periodic reports filed with the Securities and Exchange Commission, including but not limited to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

PART II. OTHER INFORMATION

Item 3. DEFAULTS UPON SENIOR SECURITIES

     (a)The Company's majority owned subsidiary, Forte Technologies, Inc., which has filed a voluntary petition seeking reorganization under Chapter 11 of the U.S. Bankruptcy Code in March 1997, was in default in the payment of principal and interest to Forte's senior lender under certain secured loans in the aggregate principal amount of $838,000. These loans, which had been guaranteed by the Company and included in the Company's consolidated balance sheet as of March 29, 1997, were paid in full by the Company in June 1997 along with an arrearage under these loans of approximately $41,000. Forte also is in default in the payment under certain secured convertible debentures in the aggregate principal amount of $1,912,000. The Company, which is the holder of $1,538,000 of such convertible debentures, wrote off the value of these loans as of December 31, 1996.


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

On May 22, 1997, the Company held an Annual Meeting of Stockholders to consider and vote upon the following four proposals:

(1) A proposal to elect seven directors of the Company to serve until the next Annual Meeting of Stockholders and until their successors are duly elected and qualified.

(2) A proposal to ratify the amendment to the Company's 1992 Stock Option Plan increasing the number of shares authorized for issuance under the Plan.

(3) A proposal to ratify the amendment to the Company's Director Stock Option Plan increasing the number of shares authorized for issuance under the Plan.

(4) A proposal to ratify the appointment of Deloitte & Touche LLP as independent accountants of the Company for the current fiscal year.

Results with respect to the voting on each of the proposals were as follows:

                                                          For               Withheld Authority
                                                         -----              ------------------
Proposal 1:                  John C.C. Fan             9,611,244                  455,180
                             David E. Brook            9,610,944                  455,480
                             Andrew H. Chapman         9,610,744                  455,680
                             Morton Collins            9,611,544                  454,880
                             Chi Chia Hsieh            9,608,744                  457,680
                             Michael A. Wall           9,608,644                  457,780
                             Vallobh Vimolvanich       9,607,244                  459,180

Proposal 2:    7,094,830 votes for; 952,119 votes against;69,728 abstentions;
               and 1,949,747 broker non-votes.

Proposal 3:    7,097,675 votes for; 953,522 votes against;65,480 abstentions;
               and 1,949,747 broker non-votes.

Proposal 4:    9,959,484 votes for; 53,792 votes against; and 53,148
               abstentions.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

10.55  Amendment to 1992 Stock Option Plan

10.56  Amendment to Director Stock Option Plan

27     Financial Data Schedule

(b)    Reports on Form 8-K

       None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         KOPIN CORPORATION
                                         (Registrant)



Date: August  5, 1997         By:   /s/ John C.C. Fan
                                    --------------------------------
                                    John C.C. Fan
                                    President, Chief Executive
                                    Officer and Chairman
                                    of the Board of Directors (Principal
                                    Executive Officer)



Date: August 5, 1997          By:   /s/ Paul J. Mitchell
                                    --------------------------------
                                    Paul J. Mitchell
                                    Treasurer and Chief Financial
                                    Officer (Principal Financial
                                    and Accounting Officer)