Form 10-Q
period 1997-09-27
KOPIN CORP
filed 1997-11-03
CIK 771266

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


 QUARTERLY REPORT PURSUANT TO SECTION 13 OR l5(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 27, 1997

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

                                Yes   X    No
                                     ---      ---


Applicable only to corporate issuers:

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                        Outstanding as of October 20, 1997
           -----                        ----------------------------------

   Common Stock, par value $ .01                      11,117,328

                               KOPIN CORPORATION

                                     INDEX
                                     -----



                                                                        Page No.
                                                                        -------
PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements


           Consolidated Balance Sheets at
           September 27, 1997 and December 31, 1996                        3


           Consolidated Statements of Operations for the
           Three and Nine months ended September 27, 1997 and
           September 28, 1996                                              4


           Consolidated Statements of Stockholders' Equity for the
           Nine months ended September 27, 1997 and September 28, 1996     5


           Consolidated Statements of Cash Flows for the
           Nine months ended September 27, 1997 and September 28, 1996     6


           Notes to Consolidated Financial Statements                      7


  Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                       9


PART II - OTHER INFORMATION


  Item 6.  Exhibits and Reports on Form 8-K                                12


SIGNATURES                                                                 13

                               KOPIN CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)

                                               September 27, 1997    December 31, 1996
                                               ------------------    -----------------
ASSETS
------
Current assets:
 Cash and equivalents                              $ 14,733,666           $ 16,511,291
 Marketable securities                                5,130,911             10,560,815
 Accounts receivable, net of
   allowance of $170,200 and $137,400:
   Billed                                             2,428,541              3,650,075
   Unbilled                                           1,419,089              2,933,863
 Inventory                                            2,573,034              3,073,643
 Prepaid expenses and other current assets              878,577              1,257,781
                                                   ------------           ------------
   Total current assets                              27,163,818             37,987,468

Equipment and improvements:
 Equipment                                           22,554,729             20,862,918
 Leasehold improvements                                 772,717                772,717
 Furniture and fixtures                                 331,955                361,483
 Equipment under construction                         1,341,820                636,255
                                                   ------------           ------------
                                                     25,001,221             22,633,373
 Accumulated depreciation and amortization           14,094,886             11,731,828
                                                   ------------           ------------
                                                     10,906,335             10,901,545
Other assets                                          3,677,985              2,962,149
Intangible assets                                     2,037,293              1,894,392
                                                   ------------           ------------
   Total assets                                    $ 43,785,431           $ 53,745,554
                                                   ============           ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
 Note payable                                      $    450,000           $    500,000
 Accounts payable                                     2,797,085              6,945,053
 Accrued payroll and expenses                         1,222,281              1,427,305
 Unearned revenue                                             -                 80,484
 Current portion of long-term obligations             1,228,189              1,347,636
                                                   ------------           ------------
   Total current liabilities                          5,697,555             10,300,478
Deferred rent                                           219,166                381,166
Long-term obligations, less current portion           1,312,716              2,793,061
Stockholders' equity:
 Preferred stock, par value $.01 per share:
  Authorized, 3,000 shares; none issued and
  outstanding
 Common stock, par value $.01 per share:
  Authorized, 20,000,000 shares;
  issued 11,091,204 shares in 1997 and
  10,931,408 shares in 1996                             110,912                109,314
 Additional paid-in capital                          90,167,369             88,605,451
 Deferred compensation                                 (173,166)              (227,706)
 Marketable securities valuation                         (8,500)                44,933
 Deficit                                            (53,540,621)           (48,261,143)
                                                   ------------           ------------
   Total stockholders' equity                        36,555,994             40,270,849
                                                   ------------           ------------
   Total liabilities and stockholders' equity      $ 43,785,431           $ 53,745,554
                                                   ============           ============

                See notes to consolidated financial statements.

                               KOPIN CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                  Three Months Ended                         Nine Months Ended
                                                  --------------------                       -----------------
                                            September 27        September 28          September 27        September 28
                                                 1997               1996                   1997                1996
                                                 ----               ----                   ----                ----
Revenue:
   Product sales                            $   2,940,578        $   2,784,910        $   8,940,129       $    8,411,166
   Research and development                       966,749            1,852,700            2,562,485            5,278,072
   Interest and other income                      304,349              457,326            1,005,090            1,463,507
                                            -------------        -------------        -------------       --------------
                                                4,211,676            5,094,936           12,507,704           15,152,745
                                            -------------        -------------        -------------       --------------
Costs and expenses:
   Cost of sales                                1,891,218            2,331,662            5,974,403            7,264,732
   Research and development                     2,603,671            4,093,692            8,156,969           13,297,020
   General, administrative and selling          1,068,636            1,393,977            3,256,782            5,304,588
   Interest                                        61,677               49,408              172,192              266,926
   Other                                           75,612              158,638              226,836              445,675
   Non-recurring charge                                 -                    -                    -            4,990,412
                                            -------------        -------------        -------------       --------------
                                                5,700,814            8,027,377           17,787,182           31,569,353
                                            -------------        -------------        -------------       --------------
Loss before minority interest                  (1,489,138)          (2,932,441)          (5,279,478)         (16,416,608)
Minority interest in loss of subsidiary                 -              205,189                    -            1,075,264
                                            -------------        -------------        -------------       --------------
Net loss                                     ($ 1,489,138)        ($ 2,727,252)        ($ 5,279,478)       ($ 15,341,344)
                                            =============        =============        =============       ==============

Net loss per share                                 ($ .13)              ($ .25)              ($ .48)             ($ 1.41)
                                            =============        =============        =============       ==============

Weighted average number of common
shares outstanding                             11,031,431           10,921,673           10,973,323           10,918,771
                                            =============        =============        =============       ==============


                See notes to consolidated financial statements.

                               KOPIN CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

          NINE MONTHS ENDED SEPTEMBER 27, 1997 AND SEPTEMBER 28, 1996

                                  (UNAUDITED)

                                        Common    Stock     Additional
                                       ------------------    Paid-in      Deferred    Securities
                                         Shares    Amount    Capital    Compensation   Valuation   Deficit        Total
                                       ---------   ------   ----------  ------------  ----------   -------        -----
Balance, December 31, 1995           10,915,019  $109,150  $88,355,145    ($94,482)  $137,183   ($26,664,779)  $ 61,842,217

  Exercise of stock options               9,258        93       32,377          --         --             --         32,470

  Amortization of compensation
     relating to grant of stock
      options                                --        --           --      35,082         --             --         35,082

  Net unrealized gain on marketable
    securities                               --        --           --          --    130,012             --        130,012

  Net loss for the nine month
    period ended September 28, 1996          --        --           --          --         --    (15,341,344)   (15,341,344)
                                     ----------  --------  -----------  ----------   --------   ------------   ------------

Balance, September 28, 1996          10,924,277  $109,243  $88,387,522    ($59,400)  $267,195   ($42,006,123)  $ 46,698,437
                                     ==========  ========  ===========  ==========   ========   ============   ============


Balance, December 31, 1996           10,931,408  $109,314  $88,605,451   ($227,706)  $ 44,933   ($48,261,143)  $ 40,270,849

  Exercise of stock options             159,796     1,598    1,561,918          --         --             --      1,563,516

  Amortization of compensation
    relating to grant of stock
    options                                  --        --           --      54,540         --             --         54,540

  Net unrealized loss on marketable
     securities                              --        --           --          --    (53,433)            --        (53,433)

  Net loss for the nine month
    period ended September 27, 1997          --        --           --          --         --     (5,279,478)    (5,279,478)
                                     ----------  --------  -----------  ----------   --------   ------------   ------------

Balance, September 27, 1997          11,091,204  $110,912  $90,167,369  ($ 173,166)  ($ 8,500)  ($53,540,621)  $ 36,555,994
                                     ==========  ========  ===========  ==========   ========   ============   ============

                See notes to consolidated financial statements.

                               KOPIN CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                                       Nine Months Ended
                                                                                        ----------------
                                                                                 September 27         September 28
                                                                                     1997                 1996
                                                                                     ----                 ----
Cash flows from operating activities:
  Net loss                                                                        ($ 5,279,478)       ($ 15,341,344)
  Adjustments to reconcile net loss
     to net cash used in operating  activities:
     Depreciation and amortization                                                   2,589,894            2,696,171
     Amortization of compensation relating to grant of stock options                    54,540               35,082
    Non-recurring charge                                                                     -            4,990,412
    Decrease in unearned revenue                                                       (80,484)             (69,003)
    Increase (decrease) in deferred rent                                              (162,000)              25,500
    Minority interest in loss of subsidiary                                                  -           (1,075,264)
    Changes in assets and liabilities:
       Accounts receivable                                                           2,208,646           (1,599,988)
       Inventory                                                                       139,934              812,425
       Prepaid expenses and other current assets                                       379,204             (225,179)
       Intangible assets                                                              (378,786)          (1,519,441)
       Accounts payable and accrued expenses                                        (3,623,383)            (293,161)
                                                                                 -------------       --------------
       Net cash used in operating activities                                        (4,151,913)         (11,563,790)
                                                                                 -------------       --------------

Cash flows from investing activities:
  Marketable securities                                                              5,376,471            4,036,885
  Other assets                                                                        (715,836)            (224,591)
  Capital expenditures                                                              (2,544,985)          (2,810,827)
                                                                                 -------------       --------------
       Net cash provided by investing activities                                     2,115,650            1,001,467
                                                                                 -------------       --------------

Cash flows from financing activities:
  Net proceeds from issuance of subsidiary
    preferred stock                                                                          -            1,800,000
  Proceeds from notes payable                                                          450,000              500,000
  Principal payment on notes payable                                                  (500,000)          (3,000,000)
  Proceeds from long-term obligations                                                        -            1,692,326
  Principal payment on long-term obligations                                        (1,254,878)            (681,402)
  Proceeds from exercise of stock options                                            1,563,516               32,470
                                                                                 -------------       --------------
       Net cash provided by financing activities                                       258,638              343,394
                                                                                 -------------       --------------

Net decrease in cash and equivalents                                                (1,777,625)         (10,218,929)
Cash and equivalents, beginning of period                                           16,511,291           24,718,023
                                                                                 -------------       --------------
Cash and equivalents, end of period                                              $  14,733,666       $   14,499,094
                                                                                 =============       ==============

Non-cash investing and financing transactions:
   Marketable securities valuation                                                   ($ 53,433)      $      130,012
 Supplementary information -Interest paid in cash                                $     172,191       $      277,028

                See notes to consolidated financial statements.

                               KOPIN CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.     BASIS OF PRESENTATION
       ---------------------

The financial statements for the nine month periods ended September 27, 1997 and September 28, 1996 are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1996.

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

In March 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standards (SFAS) No.128, "Earnings Per Share," which the Company will adopt in the fourth quarter of 1997. The adoption is not expected to have an impact on the Company's reported loss per share for the quarters ended September 27, 1997 and September 28, 1996.

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

5.    RECENT PRONOUNCEMENTS
      ---------------------

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which is effective for the Company for the period ended January 30, 1999. SFAS No. 130 has no impact on net income and requires that certain components of stockholders' equity from non-owner sources be reclassified and presented as "other comprehensive income." Currently, the Company's consolidated balance sheets contain no material components of stockholders' equity that would be reclassified as "other comprehensive income."

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which is effective for the Company for the period ended January 30, 1999. The impact of SFAS No. 131 on the Company has not yet been determined.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        -----------------------------------------------------------------------
        OF OPERATIONS
        -------------

Kopin Corporation and its subsidiaries (the "Company") are engaged in the development, manufacture and sale of flat panel display devices and products, and custom Wafer-Engineered electronic materials for commercial and consumer markets, and the performance of related research and development under contracts. To date, the Company's revenue has been derived primarily from sales of its custom Wafer-Engineered materials and flat panel display devices and products, and development contracts with commercial companies and agencies of the federal government.

RESULTS OF OPERATIONS

          The Company's research and development and product sale revenue was $3,907,327 and $11,502,614 for the three and nine months ended September 27, 1997 compared to $4,637,610 and $13,689,238 during the corresponding periods in the prior year, a decrease of $730,283 or 15.7%, for the three months and $2,186,624, or 16.0%, for the nine months ended September 27, 1997. Research and development revenue decreased 47.8% to $966,749 for the three months ended September 27, 1997 from $1,852,700 in the prior year and decreased 51.5% to $2,562,485 for the nine months ended September 27, 1997 from $5,278,072 during the corresponding period in 1996. The change in 1997 research and development revenue was primarily attributable to a decrease in contract revenue from agencies of the federal government. The Company's product sales increased 5.6% to $2,940,578 during the three months ended September 27, 1997 from $2,784,910 during the corresponding period in the prior year and increased 6.3% to $8,940,129 for the nine months ended September 27, 1997 from $8,411,166 during the corresponding period in 1996. The net increase in product sales was primarily due to a $442,516, or 17.7%, increase in sales of the Company's Wafer-Engineered materials and display products for the three months ended September 27, 1997 and a $2,638,161, or 41.9%, increase in sales of such materials and display products for the nine months ended September 27, 1997 over the corresponding periods in the prior year. The increases in sales of the Company's Wafer-Engineered materials are primarily due to the increased use of these materials in various wireless telecommunications products. The financial results of Forte Technologies, Inc. are no longer included with those of the Company in the 1997 period following the Company's write-off of its investment in Forte at the end of 1996 and Forte's subsequent filing of a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code. Forte had product sales of $286,848 and $2,109,198 included in the Company's results for the three and nine months ended September 28, 1996 .

          Interest and other income was $304,349 and $1,005,090 for the three and nine months ended September 27, 1997 compared to $457,326 and $1,463,507 during the corresponding periods in 1996. The decrease in 1997 was primarily due to lower cash balances during the period in comparison to balances in 1996.

          The Company's total operating expenses were $5,700,814 for the three months ended September 27, 1997 and $17,787,182 for the nine months then ended compared to $8,027,377 and $31,569,353, a decrease of $2,326,563, or 29.0%, and
$13,782,171, or 43.7%, over the corresponding periods in 1996. The nine months ended September 28, 1996 included a $4,990,412 non-recurring charge for the write-down of certain intangible and long-lived assets in connection with the Company's adoption of the provisions of Statement of Financial Accounting Standards No. 121, the expensing of purchased technology, and the write-off of certain previously deferred expenses. In addition, research and development charges of $500,000 for subcontractor development work were expensed during the nine months ended September 28, 1996. Additionally, $1,131,949 and $5,392,742 of the decrease is related to expenses incurred in the three and nine months ended September 28, 1996 by Forte Technologies, the expenses of which are no longer included with those of the Company in the 1997 period (as described above). The remainder of the decrease in operating expenses was primarily due to decreased costs incurred for research and development programs funded by agencies of the federal government for both the three and nine months ended September 27, 1997. Cost of sales, which is comprised of materials, labor and manufacturing overhead, was $1,891,218 and $5,974,403 for the three and nine months ended September 27, 1997, or 64.3% and 66.8%, respectively, of product sales, compared to $2,331,662 and $7,264,732, or 83.7% and 86.4%, respectively, of product sales, during the corresponding periods in 1996. The higher cost of sales percentage in 1996 was primarily due to the inclusion in the 1996 financial results of shipments of head-mounted systems by Forte Technologies. Reducing cost of sales as a percentage of sales for the Company's products is generally dependent on achieving manufacturing economies of scale in order to manufacture at a lower cost per unit basis.

          Research and development expenses include expenses incurred in support of internal development programs and programs funded by agencies of the federal government, including development programs for flat panel display devices and products, Wafer-Engineered materials and head-mounted display systems, circuit design costs, staffing, purchases of materials and laboratory supplies, and fabrication and packaging of the Company's SMART SLIDE imaging devices. Total research and development expenses for the three and nine months ended September 27, 1997, were $2,603,671 and $8,156,969 compared to $4,093,692 and $13,297,020 during the corresponding period in 1996, a decrease of 36.4% and 38.7%, respectively. The decrease in research and development expenses in 1997 was primarily due to a reduction in research and development expenses incurred in support of programs funded by agencies of the federal government as well as the inclusion of $101,478 and $458,482 of such expenses incurred by Forte Technologies during the corresponding periods in 1996.

          General, administrative and selling expenses consist of the expenses incurred by the Company's business development and sales personnel, marketing expenses, and administrative and general corporate expenses. General, administrative and selling expenses were $1,068,636 for the three months ended September 27, 1997 and $3,256,782 for the nine months then ended compared to $1,393,977 and $5,304,588, respectively, a decrease of $325,341 or 23.3% and
$2,047,806 or 38.6% over the corresponding periods in 1996. The decrease in general, administrative and selling expenses in the 1997 periods was primarily due to the inclusion of costs of $488,332 and $2,233,438 incurred by Forte Technologies in the three and nine months ended September 28, 1996. In addition, general and administrative expenses include non-cash charges for compensation expense of $18,180 and $54,540 for the three and nine months ended September 27, 1997, relating to the issuance of certain stock options. The Company expects to incur increased general, administrative and selling expenses in the future as it continues commercialization of its flat panel display devices and products and Wafer-Engineered materials.

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

          In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which is effective for the Company for the period ended January 30, 1999. SFAS No. 130 has no impact on net income and requires that certain components of stockholders' equity from non-owner sources be reclassified and presented as "other comprehensive income." Currently, the Company's consolidated balance sheets contain no material components of stockholders' equity that would be reclassified as "other comprehensive income."

          In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which is effective for the Company for the period ended January 30, 1999. The impact of SFAS No. 131 on the Company has not yet been determined.


LIQUIDITY AND CAPITAL RESOURCES

          As of September 27, 1997, the Company had cash and equivalents and marketable securities of $19,864,577 and working capital of $21,466,263 compared to $27,072,106 and $27,686,990, respectively, as of December 31, 1996. The decrease in cash and equivalents and marketable securities was primarily due to use of cash in operations of $4,151,913, capital expenditures of $2,544,985 and principal payments on long-term obligations of $1,254,878, offset by proceeds of stock option exercises of $1,563,516. The Company also has approximately $1,400,000 of marketable securities held in escrow as equipment financing collateral which is shown in other assets.

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

          The Company periodically enters into various long-term debt arrangements to finance equipment purchases and other activities. As of September 27, 1997, long-term debt obligations totaled $2,540,905, of which $1,228,189 is payable in the next twelve months.

          In October 1993, the Company entered into a five-year lease for a 74,000 square foot manufacturing facility. This facility, which includes 7,000 square feet of environmentally controlled clean rooms, is used primarily for the Company's production of flat panel display devices. In 1997, the Company exercised an option to extend the lease for an additional year. The Company will make lease payments of approximately $1.0 million per year over the remaining term of the lease.

          The Company currently expects to expend approximately $6,850,000 on capital expenditures over the next 27 months. Of this amount, approximately $6,000,000 is expected to be used for expansion of manufacturing equipment required for development and manufacturing of flat panel display devices and products and Wafer-Engineered materials, and the balance is expected to be used for the acquisition of laboratory and testing equipment and general facility upgrades. The Company expects to use approximately $850,000 in the remainder of 1997, $3,000,000 in 1998, and $3,000,000 in 1999 for capital equipment and expansion of the Company's manufacturing capabilities.

          The Company expects to incur significant additional research and development and other costs, including costs related to the continued development and commercialization of its flat panel display devices and products. The Company's future capital requirements will depend on many factors, including the establishment of collaborative arrangements, the cost of manufacturing facilities, commercialization activities and arrangements, continued scientific progress in its flat panel display device and display product development programs, the magnitude of these programs, the costs involved in filing, prosecuting and enforcing patent claims, and competing technological and market developments. From time to time, the Company may also make equity investments in other companies engaged in certain aspects of the flat panel display and electronics industries as part of its business strategy.

          The Company believes that its present cash and equivalents and marketable securities will be adequate to finance its anticipated operating and capital requirements and to meet liquidity needs through at least fiscal 1998.

FUTURE OPERATING RESULTS

          Certain of the statements contained in this Form 10-Q, including Management's Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking statements that involve risks and uncertainties. In addition to the risks and uncertainties set forth in this Form 10-Q, other factors that could cause actual results to differ materially include the following: general economic and business conditions and growth in the flat panel display industry and the gallium arsenide integrated circuit and materials industries, the impact of competitive products and pricing, availability of third party components, availability of integrated circuit fabrication facilities, cost and yields associated with production of the Company's SMART SLIDE imaging devices and Wafer-engineered materials, loss of significant customers, acceptance of the Company's products, continuation of strategic relationships, and the other risk factors and cautionary statements listed from time to time in the Company's periodic reports filed with the Securities and Exchange Commission, including but not limited to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

PART II. OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

27   Financial Data Schedule

(b)  Reports on Form 8-K

     None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              KOPIN CORPORATION
                                              (Registrant)



Date: October 29, 1997                   By:  /s/ John C.C. Fan
                                              --------------------------------
                                              John C.C. Fan
                                              President, Chief Executive
                                              Officer and Chairman of the
                                              Board of Directors (Principal
                                              Executive Officer)



Date: October 29, 1997                   By:  /s/ Paul J. Mitchell
                                              ---------------------------------
                                              Paul J. Mitchell
                                              Treasurer and Chief Financial
                                              Officer (Principal Financial and
                                              Accounting Officer)