Form 10-Q/A
period 1996-03-30
KOPIN CORP
filed 1998-01-20
CIK 771266

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q/A

(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 30, 1996

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      Commission File Number:  000-19882

                               KOPIN CORPORATION
             (Exact name of Registrant as Specified in Its Charter)



           Delaware                                      04-2833935
(State or Other Jurisdiction of                       (I.R.S. Employer
 Incorporation or Organization)                      Identification No.)


                           695 MYLES STANDISH BLVD.
                            TAUNTON, MA 02780-1042
          (Address of Principal Executive Offices, Including Zip Code)

      Registrant's Telephone Number, Including Area Code:  (508) 824-6696

                              -------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:


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

================================================================================

     The Registrant is hereby amending this Quarterly Report on Form 10-Q for the period ended March 30, 1996 solely to refile the Securities Purchase Agreement by and between the Company and Forte Technologies, Inc. dated February 15, 1996 which was previously filed with this Quarterly Report as Exhibit 10.52 to include Schedule 1 thereto.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    KOPIN CORPORATION


                                          /s/ Paul J. Mitchell
                                    -----------------------------------
                                    Paul J. Mitchell
                                    Chief Financial Officer and Treasurer
                                    (Principal Financial and Accounting Officer)

Dated:  January 20, 1998