Form 10-Q/A
period 1996-06-29
KOPIN CORP
filed 1998-01-20
CIK 771266

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


                               Yes  X    No
                                   ---      ---

Applicable only to Corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                     Outstanding as of July 31, 1996
               -----                     -------------------------------

  Common Stock, par value  $.01                      10,919,207

================================================================================

     The Registrant is hereby amending this Quarterly Report on Form 10-Q for the period ended June 29, 1996 solely to refile the Securities Purchase Agreement by and between the Company and Forte Technologies, Inc. dated June 27, 1996 which was previously filed with this Quarterly Report as Exhibit 10.53 to include Schedule 1 thereto.


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