Form 10-K
period 1997-12-31
KOPIN CORP
filed 1998-03-27
CIK 771266

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1997

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 0-19882

                               KOPIN CORPORATION
                               -----------------
            (Exact name of registrant as specified in its charter)

           DELAWARE                                            04-2833935
  ------------------------------                           ------------------
  State or other jurisdiction of                            (I.R.S. Employer
  incorporation or organization                            Identification No.)

  695 MYLES STANDISH BLVD., TAUNTON, MA                        02780-1042
  -------------------------------------                        ----------
  (Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code: (508) 824-6696
                                                    --------------

Securities registered pursuant to Section 12(b) of the Act: None
                                                            ----

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par
                                                            -----------------
value $.01 per share
--------------------
(Title of Class)

Name of each exchange on which registered: NASDAQ
                                           ------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes [X] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 23, 1998 the aggregate market value of outstanding shares of voting stock held by non-affiliates of the registrant was $189,917,480.

As of March 23, 1998, 12,146,660 shares of the registrant's Common Stock, par value $.01 per share, were issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 21, 1998 are incorporated by reference into Part III of this Report.

                                    PART I
ITEM 1.  BUSINESS
-----------------

General


  Kopin Corporation ("the Company") is a leading developer and manufacturer of advanced semiconductor materials and small form factor displays. The Company has used its proprietary technology to design, manufacture and market enabling products used in highly demanding commercial wireless communications and high resolution portable applications. The Company's customers use Kopin's products to develop and market an improved generation of products for these target applications. In April 1997, the Company introduced the CyberDisplay product, a miniature active matrix liquid crystal display (''AMLCD''). A key strategy of the Company is to enter into agreements with leading manufacturers of digital wireless handsets, pagers, smart card viewers, digital and video cameras and other personal communications and consumer electronic devices to incorporate CyberDisplay products in these devices. To date, the Company has entered into agreements with Motorola, Inc. (''Motorola''), Siemens Business Communication Systems, Inc. (''Siemens''), FujiFilm Microdevices Co., Ltd. (''FujiFilm'') and Gemplus S.C.A. (''Gemplus'') to supply CyberDisplay products and to assist in further development of product applications.

  Kopin produces advanced device wafers used by manufacturers of gallium arsenide (''GaAs'') power amplifiers and other integrated circuits for digital wireless handsets and other high frequency communications devices. The Company's principal semiconductor wafer product is a heterojunction bipolar transistor (''HBT'') GaAs device wafer. The Company currently sells its device wafers primarily to manufacturers of microwave integrated circuits for high performance wireless communications devices. The Company believes that integrated circuits manufactured using its HBT device wafers are well suited for applications that require lower power consumption and high frequency performance. Kopin's principal customer for its HBT device wafers is Rockwell International Corporation (''Rockwell''). Rockwell, as well as other customers, primarily use these HBT device wafers in the fabrication of integrated circuits used in digital wireless handsets. The Company is actively marketing its device wafers by working with customers who are developing integrated circuits for use in these and other applications.

  Kopin was founded in 1984 to commercialize semiconductor expertise developed at the Massachusetts Institute of Technology (''MIT''). The Company's technology expertise centers on its Wafer-Engineering technology, a process of splicing or layering selected semiconductor materials to provide optimal performance for specific applications. With this expertise, the Company has developed a process to produce single crystal silicon integrated circuits and transfer those circuits to glass and other media. This proprietary technology enabled the development of the CyberDisplay product. The Company also uses Wafer-Engineering technology for the manufacturing of advanced HBT device wafers that enable the production of differentiated, higher performance integrated circuits.

  The Company believes that the CyberDisplay product is the world's smallest, high performance, high resolution, low cost AMLCD, based upon the Company's review of industry developments, trade shows and specialized periodicals. The CyberDisplay product is a miniature display (0.24 inch diagonal) which uses a lens and backlight to deliver high resolution data and video images equivalent to viewing a 20 inch monitor from a distance of five feet. The Company believes CyberDisplay products are well-suited for high resolution, high information content applications, including reading e-mail and facsimile messages using digital wireless handsets and pagers, viewing images in digital cameras, viewing information stored in smart cards and for other personal communications and consumer electronics devices.

  The Company currently manufactures all of its device wafers at its facility in Taunton, Massachusetts. The Company's facility in Westborough, Massachusetts is used in the development and packaging of CyberDisplay products. The integrated circuit portion of CyberDisplay products are produced by United Microelectronics Corporation (''UMC''). The Company is also establishing packaging capability for CyberDisplay products with Unipac Optoelectronics Corp. (''Unipac''), an affiliate of UMC. The Company anticipates that it will continue to use third-party contractors in the manufacture of CyberDisplay products.

INDUSTRY OVERVIEW

 Display Products

  The Company believes there is an emerging and potentially large market for small form factor displays that are capable of displaying significant amounts of information. Driven by consumers' desire for smaller, more compact electronics products capable of displaying ever increasing amounts of information, these displays are expected to be used in portable information, imaging and communications products. To date, the growth of some of these markets has been inhibited by the limitations of available display technologies. To meet consumer demands for a highly portable, small form factor, high information content display, the display must have high resolution, low power consumption, durability, low cost and be available in both monochrome and full color.

  The markets for high resolution, small form factor displays include digital wireless handsets, pagers, digital cameras and smart card viewers. The growth of these markets is being driven, in part, by rapid advances in technology that are making possible new applications. For example, advances in wireless communications systems such as higher bandwidths and increases in intelligence embedded in digital wireless handsets, pagers and other portable communications devices (''PCDs'') have created the potential for mobile data users to obtain real-time, wireless access to data. An industry source estimates that the annual worldwide production of digital wireless handsets will exceed 174 million units by 2001. Similarly, an industry source estimates that the annual worldwide market for pagers will exceed 57 million units by 2001. An industry source estimates that annual worldwide digital camera shipments will exceed eight million units by 2001. The rapid growth in the use of smart cards (semiconductor-based cards that can store large amounts of information) throughout the world and the increased applications for the technology is creating a demand for low cost smart card viewers that can read and display the large amount of varied information (data and images) that can be stored in such credit card-sized cards. An industry source estimates that the annual shipments of smart cards will exceed 1.18 billion units by 2001.

  There are several display technologies currently available. The most commonly used technology in portable applications is based on the traditional liquid crystal display (''LCD''), which is now in widespread use in products requiring a solid state monochrome or color display. These displays form an image by either transmitting or blocking light emitted from a source located behind the LCD. The passive matrix LCD is primarily used in displays for calculators, watches, pagers and laptop computers because of its relatively low cost and power consumption. Its relatively low image quality, slow response time and limited viewing angle, however, make it inadequate for many demanding applications. In contrast, AMLCDs incorporate a transistor at every pixel location. This allows each pixel to be turned on and off independently which improves image quality and response time and also provides an improved side-to-side viewing angle of the display. AMLCDs are used primarily in laptop computers, instrumentation and projection systems.

  The speed, size and leakage of the transistors in AMLCDs are the key factors governing their suitability for use as high performance digital displays. Currently, transistors in the active matrix are primarily formed in one of two ways. The first method involves the use of a thin film of amorphous silicon grown on glass. It is termed ''amorphous'' because a silicon film grown directly on glass has very high crystal disorder and low electronic quality (the speed of electrons in amorphous silicon is approximately 500 times slower than in integrated-circuit-quality, single crystal silicon). Consequently, amorphous silicon thin-film transistors have difficulty achieving the speed and the gray scale dynamic range required for digital high definition imaging systems. The other method of transistor formation utilizes polycrystalline silicon thin films that are grown on glass at high temperatures. This process requires special high temperature glass or expensive quartz panels. Although better than amorphous films, polycrystalline silicon films are not well suited for high definition, high performance applications because the speed of electrons in these films is still approximately 30 times slower than in integrated circuit-quality, single crystal silicon. Both approaches currently require the development and manufacture of large scale, active matrix integrated circuits in material that is already formed on glass or quartz substrates, which limits the pixel density of the resulting displays, making this approach more suitable for larger AMLCDs. The commercial manufacture of circuits on these substrates is currently performed in purpose-built facilities rather than in conventional silicon integrated circuit foundries, resulting in an inability to take advantage of low-cost manufacturing available in the silicon integrated circuit industry.

  High-information content displays require a large number of pixels, and an equal number of transistors. For example, a conventional monochrome LCD with a resolution of 320 x 240 pixels is comprised of 76,800 pixels (and 76,800 transistors). For conventional color LCDs, three times that number of pixels are required to provide a color display. The generation of color images is usually accomplished by three color filters (red, green and blue) lithographically located over each pixel.

Thus, a 320 x 240 color AMLCD requires 230,400 transistors. Due to this requirement, current conventional AMLCD technologies have difficulty in achieving the levels of pixel density required in a small form factor appropriate for use in portable devices.

  The Company believes that the potential for high growth PCD markets can be realized effectively, however, only if these devices are able to present clearly to the end-user the information they wish to access, without compromising the form factor of the device. These devices, as well as the next generation of digital cameras and other consumer electronics devices, require a small display with low power consumption and rich, full color high resolution images. To date, display technologies have been limited in addressing these needs due to constraints with respect to size, power consumption, resolution, cost or full color capability.


 Advanced Semiconductor Device Wafers

  The Company believes there is a growing need for advanced semiconductor materials used in the manufacture of microwave integrated circuits and other integrated circuits used in high frequency, low power applications. The demand for these microwave integrated circuits is being driven by the rapid growth in the wireless communications equipment industry, resulting from new transmission technologies, such as personal communications systems (''PCS''), wireless local loop, satellite communications, wireless local area networks (WLANs) and local multipoint distribution system (LMDS). The increasingly shorter product cycles of systems products in these markets is another factor driving the growth of demand for integrated circuits used in these applications. In addition to the cellular and PCS markets, telecommunications and data communications equipment markets represent other significant applications opportunities for integrated circuits with these features. The Company believes that emerging markets for integrated circuits made from GaAs device wafers include power devices for base station applications in broadband wireless services, high data rate fiber optic receivers used in telecommunications, and other specialized integrated circuits used in data communications and other applications.

  Until recently, integrated circuits used in high frequency, low power applications were generally constructed with hybrid solutions such as silicon bipolar transistors or silicon metal oxide semiconductor field effect transistors (''MOSFET''). GaAs semiconductor technology has emerged as an effective alternative or complement to silicon in many of these high performance applications, in particular, high frequency microwave telecommunications systems. GaAs has inherent physical properties which allow electrons to move up to five times faster than in silicon. This higher electron mobility permits GaAs integrated circuits to operate at much higher frequencies than silicon devices, or operate at the same frequency with lower power consumption. The reduction in system power requirements is particularly important in portable applications. The high performance characteristics of GaAs have led to the increased use of GaAs field effect transistors (''FETs'') in a wide range of commercial systems. Hybrid solutions are relatively inexpensive to manufacture but have lower power efficiency, while the Company believes GaAs FET wafers have better performance characteristics than hybrid solutions but are more costly and create greater system complexity.

  Even as device manufacturers are increasingly adopting GaAs FET technology in the manufacture of high frequency integrated circuits such as those used in microwave applications, industry demands are calling for even greater performance. To address the increasingly demanding requirements of the telecommunications and data communications markets, microwave and other high frequency integrated circuits must incorporate certain key features. These features include simpler system design, support for higher frequencies, lower power consumption, improved signal linearity, and effective operation at a wider range of temperatures.


THE KOPIN SOLUTION

 CyberDisplay

  The Company's CyberDisplay product is a miniature display (0.24 inch diagonal) which uses a lens and backlight to deliver high resolution data and video images. In contrast to current passive matrix LCD and AMLCD approaches, the CyberDisplay product utilizes high quality, single crystal silicon--the same high quality silicon that is used in conventional integrated circuits. This single crystal silicon is not grown on glass; rather, it is first formed on a silicon wafer and then lifted off as a thin film using the Company's Wafer-Engineering technology. Before it is transferred to glass, the thin film is patterned into an integrated circuit (including the active matrix, driver circuitry and other logic circuits) in an integrated circuit foundry, so that the transferred layer is a fully-functional active matrix integrated circuit. The Company's Wafer-Engineering technology enables the production of transparent circuits, in contrast to conventional silicon circuits, which are opaque to light. As with conventional AMLCDs, the display's imaging properties are a result of the formation of a liquid crystal layer over the transparent active matrix integrated circuit. The Company believes that this manufacturing process offers several advantages over other manufacturing approaches with regard to small form factor displays, including greater miniaturization, reduced cost, improved reliability, full color capability and higher definition.

  The Company's use of high quality single crystal silicon in the manufacture of CyberDisplay products offers several advantages. High quality silicon enables high speed displays which operate at 180 frames per second, compared to 60 frames per second for most AMLCDs. At this higher cycle speed, the Company is able to produce full color displays without using color filters. Colors are generated by using a backlight comprised of three LEDs that generate a sequence of red, green and blue light. Each pixel either blocks or transmits the colored light 180 times per second, which allows the generation of color images without using three separate pixels, in turn decreasing the size, weight, and power requirements of the color display. Furthermore, the color pixels are not spatially separated as in conventional AMLCDs, resulting in sharper color images.

  The Company's display products have the additional advantage of being fabricated using conventional integrated circuit lithography processes. These processes enable the manufacture of smaller active matrix circuits, resulting in comparable or higher resolution AMLCDs relative to conventional displays. The Company expects that its display products will benefit from further general technology advances in the design and production of integrated circuits and AMLCDs, resulting in further improvements in resolution and miniaturization.

  The Company believes that the CyberDisplay product's lower power consumption, high resolution, cost-effectiveness and color capability makes it well-suited for portable, high information content applications. The Company's customers are currently developing an improved generation of high resolution portable products incorporating its CyberDisplay products for a number of target applications.


 Advanced Semiconductor Device Wafers

  Over the past several years, the Company has developed HBT device wafers based on its proprietary Wafer-Engineering technology. HBT device wafers, unlike competing GaAs FET wafers, consist of a series of material layers of atomic-level thickness, which form a vertical transistor on the wafer. This wafer structure enables the design of integrated circuits in which individual transistors are vertically arranged. The three-dimensional nature of an HBT device wafer, as opposed to the two-dimensional nature of a competing GaAs FET wafer, offers several advantages to an integrated circuit manufacturer. The principal advantage of this vertical structure is a higher transistor density for a given surface area, resulting in better yields and greater processing speed. Furthermore, current limitations on optical lithography result in transistor gate length limits (the distance an electron must travel within a transistor) on GaAs FET wafers of approximately 0.2 microns (for commercial volumes). In the case of HBT device wafers, the transistor gate length is determined by the thickness of the vertical base layer, which is a function of the device manufacturer's process expertise rather than a limitation of current optical lithography techniques. Kopin is currently manufacturing device wafers in commercial volumes with a vertical base layer thickness of approximately 0.05 microns, therefore enabling the design of faster circuits.

  HBT device wafers also offer other advantages over GaAs FET wafers for certain applications. For example, power amplifier circuits based on the Company's device wafers run on a single power supply voltage and have excellent signal linearity and power efficiency that enable digital wireless handset designers to eliminate certain costly components and contribute to longer battery life. Kopin's HBT device wafers also enable the design of integrated circuits that operate at a wider range of temperatures, especially as temperatures increase, due to their greater resistance to noise. This resistance is due to the higher voltages that vertical base layers support compared to conventional gates used in GaAs FET devices. Kopin's HBT technology, expertise and processes also offer a number of advantages when compared to those of other manufacturers of HBT wafers, such as the uniform, repeatable growth of atomic layers, higher frequency performance, greater manufacturing throughput, the ability to make larger diameter HBT device wafers, and the development of device wafers from new compounds, such as indium gallium phosphide (''InGaP'').

STRATEGY

  The Company's objective is to become a leading supplier of miniature displays and advanced semiconductor device wafers that enable its customers to develop and manufacture high volume, differentiated communications and consumer electronics devices. The critical elements of the Company's strategy include:

 .  TARGET COMMUNICATIONS AND CONSUMER ELECTRONICS INDUSTRIES.   The Company's
    products are targeted at high growth applications, including digital wireless handsets, pagers, smart card viewers, digital and video cameras and other electronic devices in the communications and consumer electronics industries. The Company believes that its display and device wafer products are well-suited for these applications and will allow its customers to develop and market an improved generation of products for these target industries.

 .  DEVELOP STRONG RELATIONSHIPS WITH STRATEGIC CUSTOMERS.   The Company seeks
    to develop relationships with key customers in targeted industries to promote the use of CyberDisplay products and Kopin's device wafers. In addition to its established device wafer customer, Rockwell, the Company has recently entered into agreements with respect to CyberDisplay products with Siemens, Motorola, Gemplus and FujiFilm. The Company works closely with its customers to help them design and develop cost-effective products based on its display and device wafer solutions. With respect to its display products, the Company believes that these relationships will allow the Company to increase its marketing reach and more rapidly increase its sales volume. Furthermore, the Company believes that this anticipated increased sales volume may result in an acceptance of the Company's display products as an industry standard reference platform, which in turn will serve as a greater incentive for manufacturers of portable products and related components to integrate the Company's display products into their products.

 .  MAINTAIN TECHNOLOGICAL LEADERSHIP.   The Company believes that its ability
    to develop innovative products based on its extensive Wafer-Engineering technology capabilities, enhances the opportunity for growth within its targeted markets. By continuing to invest in research and development, Kopin is able to add to its expertise in the design of innovative, high resolution, small form factor displays and GaAs device wafers. The Company intends to continue to focus its development efforts on proprietary miniature displays and advanced semiconductor device wafers, both of which the Company believes have a broad range of applications.

 .  MAXIMIZE PRODUCTION EFFICIENCIES.   The Company believes that its success
    will depend in part on its ability to be a low cost manufacturer. The Company continually strives to reduce the cost of its device wafers by refining its advanced processes to increase manufacturing efficiencies while maintaining the quality of its products. Since late 1996, the Company has added two production lines at its device wafer facility, with one currently operational and the other expected to become operational in the first half of 1998.

 .  LEVERAGE INTEGRATED CIRCUIT AND DISPLAY INDUSTRIES' INFRASTRUCTURE.   The
    Company believes that an important advantage of its approach to manufacturing CyberDisplay products is the use of standard integrated circuit fabrication and LCD packaging technologies. This capability leads to greater production capacity and allows the Company to reduce greatly the substantial capital investment and significant process development costs typically needed for the manufacture of advanced LCDs. Additionally, the Company believes it will continue to be aided by general technological advances in the design and fabrication of integrated circuits, as well as advances in LCD technology and manufacturing processes, that can be applied to the manufacture of its display products. This capability enables the Company to engage third-party manufacturers for certain fabrication and packaging of CyberDisplay products, and allows the Company to rapidly take advantage of new technologies, cost-efficiencies and increased production capabilities of these third-party manufacturers.


PRODUCTS, MARKETS AND CUSTOMERS

 CyberDisplay

  The CyberDisplay product, launched in April 1997, is a miniature (0.24 inch diagonal) high density 320 x 240 color or monochrome AMLCD. When illuminated by a backlight and viewed through a lens, the CyberDisplay product displays high resolution data and video images equivalent to viewing a 20 inch diagonal screen from a distance of five feet. Kopin sells

CyberDisplay products to customers either as a single component or together with a lens and backlight as a unit. The Company believes that the extremely small size and high image quality of the CyberDisplay product makes it suitable for PCDs such as digital wireless handsets, pagers and other applications, where there is a demand for enhanced functionality, particularly to display more information while retaining the portability of these products.

  There are several potential applications for the CyberDisplay product. CyberDisplay products are expected to be incorporated in PCDs to allow the user to interactively view data such as e-mail, facsimiles, Internet web pages and other information. The CyberDisplay product is expected to be used in digital cameras to allow the user to view previously stored images as well as for replacement of traditional viewfinders. The CyberDisplay product is expected to be incorporated into smart card viewers to allow portable access and visual review of information stored on a smart card. The Company believes that there may be numerous other applications for CyberDisplay products, including use in video cameras and other consumer electronics devices.

  The Company's customers for CyberDisplay products are currently developing applications for digital wireless handsets and accessories, pagers and other portable communications devices, digital cameras and smart card viewers. The Company's strategy is to enter into relationships with these and other customers to expand the market for its display devices and to become an industry standard platform. Products using CyberDisplay products are expected to be introduced in the second half of 1998. Highlighted below are summaries of Kopin's existing CyberDisplay agreements:

  SIEMENS.   In May 1997, the Company entered into a three-year agreement with
Siemens pursuant to which the parties will jointly develop a wireless telephone accessory containing CyberDisplay components. Under the terms of the agreement, Siemens is required to purchase a minimum quantity of CyberDisplay components from the Company by September 30, 1999. In addition, the Company granted Siemens a non-exclusive license for certain Kopin technology used in wireless phones, accessories and related products.

  MOTOROLA.   In September 1997, the Company entered into a five-year agreement with Motorola Semiconductor Product Sector pursuant to which Motorola is required to purchase certain minimum quantities of CyberDisplay components annually through December 31, 2002. Under the terms of the agreement, Motorola has the right to use and resell CyberDisplay components worldwide. Under certain circumstances, Motorola has the right to obtain from Kopin a royalty-based license to manufacture up to 20% of its internal requirements for CyberDisplay components.

  GEMPLUS.   In October 1997, the Company entered into a three-year agreement with Gemplus, the world's largest provider of smart cards, pursuant to which the parties agreed to jointly develop and design a smart card personal viewing system and collaborate with certain phone manufacturers and financial institutions to produce products based on CyberDisplay components. Until such time as Gemplus has met certain minimum purchase requirements, Gemplus is required to use CyberDisplay products in applications requiring small form factor displays. Pursuant to the agreement, each party will have a license to make, sell, market or distribute products jointly developed under the agreement.

  FUJIFILM.   In October 1997, the Company entered into a three-year agreement with FujiFilm pursuant to which FujiFilm agreed to develop image processing integrated circuits to interface directly with CyberDisplay products. Under the terms of the agreement, FujiFilm has the right to use and resell CyberDisplay components worldwide as part of a developed product, but not on a standalone basis.

  For each of the above agreements, after the expiration of the initial period, each agreement is renewable for an additional term upon the mutual agreement of the parties. Each agreement also provides for a management council, consisting of appointees from each party. These management councils will address matters of mutual interest, including marketing strategies, manufacturing requirements and technological improvements. In addition, each of the agreements may be terminated by the respective parties upon a material breach of the agreement after a specified cure period.

  Additionally, the Company sells its CyberDisplay products to other customers for incorporation into their products, and has entered into first-stage development and evaluation agreements with several companies under which these companies will develop, for evaluation purposes, prototype digital cameras and wireless communications products incorporating CyberDisplay products.

 Advanced Semiconductor Device Wafers

  The Company develops and manufactures application specific HBT device wafers for advanced integrated circuit applications. These device wafers are manufactured using metal organic chemical vapor deposition (''MOCVD'') semiconductor growth techniques. The Company believes it is one of the world's leading suppliers of HBT device wafers and is currently supporting volume production of three-inch and four-inch device wafers, with production of six-inch device wafers anticipated in 1998. Kopin's primary HBT device wafer product is the aluminum gallium arsenide (''AlGaAs'') emitter. Using Wafer-Engineering technology, the Company deposits films of atomic-level thickness on substrate materials, creating vertically oriented devices. The Company can vary the manufacturing process to create products with different characteristics to suit the demands of particular customers.

  Using Kopin's HBT device wafers, the Company's customers have developed power amplifiers for wireless handsets, which the Company believes have performance advantages over GaAs FET solutions. These components, in addition to operating at very high frequencies, have low distortion and are power efficient. At present, the Company's HBT device wafer products have been used predominantly in Code Division Multiple Access (CDMA) power amplifiers, but the Company believes that these wafer products are applicable in and can provide the same benefits to the Global System Mobile (GSM) and Time Division Multiple Access (TDMA) markets. In particular, in those countries where one uniform standard has not yet been adopted, the diversity of standards requires equipment capable of operating in dual modes and bands, which equipment is likely to require higher performance semiconductor technology such as the Company's HBT device wafers.

  The Company's device wafers are typically manufactured for customer-specific integrated circuits. Once an integrated circuit manufacturer has designed in a particular device wafer, the Company believes that it is difficult for the supplier of that device wafer to be replaced with respect to that particular integrated circuit. The Company's largest customer for its device wafers is Rockwell, with whom the Company has collaborated on the manufacturing and development of HBT device wafers and related integrated circuits for several years. For the year ended December 31, 1997, 73% of Kopin's total revenues were derived from the sale of GaAs device wafers. Other customers of the Company's device wafers include Raytheon Company, Northrop Grumman Corporation, Siemens, Mitsubishi Electric Corporation, Hewlett Packard Company and Northern Telecom Limited.


SALES AND MARKETING

  The Company principally sells its device wafer products directly to integrated circuit manufacturers in the United States and Europe. Sales of the Company's device wafers to customers in Japan are made primarily through a foreign distributor. The Company sells CyberDisplay products to OEM customers on a direct basis. Under the terms of its September 1997 agreement with the Company, Motorola has commenced the marketing of CyberDisplay products on a worldwide basis.

  The Company believes that the technical nature of its products and markets demands a commitment to close relationships with its customers. The sales and marketing staff, assisted by the technical staff and senior management, visit prospective and existing customers worldwide on a regular basis and stay in close contact with customers. The Company believes that these contacts are vital to the development of a close, long-term working relationship with its customers, and in obtaining regular forecasts, market updates, and information regarding technical and market trends. The Company also participates in industry-specific trade shows and conferences.

  Kopin's design and engineering staff is actively involved with a customer during all phases of prototype design and production by providing the customer with engineering data, up-to-date product application notes, following up with the customer's engineers on a regular basis, and assisting in resolving technical problems by working with the customer's engineers both on and off site. In most cases the Company's technical staff work with each customer in the development stage to identify potential improvements to the design of the customer's product in parallel with the customer's effort. The Company has established a prototype product design facility in Los Gatos, California to assist the Company's customers in incorporating the Company's products into their own and to reduce the time required to bring such end-products to the marketplace. This strategy helps customers accelerate their design process, achieve cost-effective and manufacturable designs, and ensure a smooth transition into high volume production.

PRODUCT DEVELOPMENT

  The Company believes that continued introduction of new products in its target markets is essential to its growth. The Company has assembled a group of highly skilled engineers to work internally and with its customers to continue the Company's product development efforts. For the years ended December 31, 1997, 1996 and 1995, the Company incurred total research and development expenses of $10,424,285, $16,467,098 and $15,613,287, respectively, including research and development expenses related to the Company's internal development programs for its display products and device wafers of $7,622,614, $9,876,082 and $6,856,437, respectively.


 CyberDisplay

  The Company's product development efforts are focused towards continually enhancing the features and functions of the CyberDisplay product. A principal focus of this effort is the Company's development of, and ability to manufacture very small active matrix pixels, which it will use in succeeding generations of the CyberDisplay product. The pixel size of the current CyberDisplay product is 15 microns and the Company believes it can achieve a pixel size of less than 10 microns in commercial production. This is in contrast to a pixel size of approximately 100 microns in a typical laptop computer display. The resolution of the current commercially available CyberDisplay product is 320 x 240. The Company expects future CyberDisplay products to have resolutions of 640 x 480 and higher. While Kopin is working on the commercialization of even higher resolutions for the CyberDisplay product, the Company has already demonstrated 640 x 480 and 800 x 600 resolution displays in a 0.75 inch format as well as 1,280 x 1,024 and 2,560 x 2,048 resolution displays in a 1.5 inch format. The Company is also working on further decreasing the already low power consumption of the CyberDisplay product by continuing to evolve its display designs to improve the power efficiency of products which incorporate CyberDisplay products. Additional display development efforts include further automation of final display assembly processes, and increasing the quantity of CyberDisplay active matrix pixel arrays processed on each wafer by further reducing the display size and using increasingly precise manufacturing techniques.


 Advanced Semiconductor Device Wafers

  Kopin intends to continue developing semiconductor device wafers for advanced integrated circuit applications from other compound materials. The Company is working closely with several of its major customers in the development of the next generation of device wafers, particularly with respect to increasing the application of its InGaP technology. The Company believes that InGaP device wafers are simpler to process and result in greater yields for certain products made by the Company's customers. Kopin is currently manufacturing device wafers with a layer thickness of approximately 0.05 microns, and is currently developing manufacturing processes to reduce this thickness further. The decrease in base layer thickness will provide faster transistor performance, thus producing faster circuits. The Company has equipment and facilities in place to manufacture, and is currently developing manufacturing processes for production of six-inch device wafers, in anticipation of six-inch GaAs substrates becoming commercially available to the Company in 1998.


 Other Wafer-Engineering Technology Applications

  The Company is exploring the potential for using its innovative integrated circuit lift-off technology for other advanced electronics applications. The Company has developed techniques to transfer thin film displays and integrated circuits to alternative materials, such as plastic and other flexible surfaces, which the Company believes could enable a new class of applications, including three-dimensional stacked integrated circuits, flexible displays, conformal electronics and next generation flexible smart cards.


 Funded Research and Development

  The Company has entered into various development contracts with agencies of the federal government. These contracts help support the continued development of the Company's core technologies. The Company intends to continue to pursue other federal government development contracts for applications that relate to the Company's commercial product applications. The Company's contracts with government agencies contain certain milestones relating to technology development and may be terminated by the government agencies prior to completion of funding. The Company's policy is to retain its proprietary rights with respect to the principal commercial applications of its technology. To the extent technology development has been funded by a federal agency, under applicable federal laws, such agency has the right to obtain a non-exclusive, non-transferable, irrevocable, fully-paid license to practice or have practiced such technology for governmental use. Revenues attributable to research and development contracts for the years ended December 31, 1997, 1996 and 1995, totaled $3,282,974, $6,291,172 and $8,628,290, respectively.


COMPETITION

 Displays

  The display market is highly competitive and is currently dominated by large Asian electronics companies including Sharp Corporation, Hitachi, Ltd., Seiko Corporation, Toshiba Corporation (''Toshiba''), Sony Corporation, NEC Corporation, Sanyo Electric Co., Ltd. and Display Technologies, Inc., a joint venture of IBM Corporation and Toshiba. The display market consists of multiple segments, each focusing on different end-user applications applying different technologies. Flat panel AMLCDs have experienced rapid growth as the market for laptop computers has grown with the improvements in performance and cost. Most of the companies that manufacture AMLCDs have substantially greater financial, technical, marketing, manufacturing, and personnel resources than the Company. Competition in the display field is based on price and performance characteristics, product quality and the ability to deliver products in a timely fashion. The success of the Company's display product offerings will also depend upon its ability to compete against other types of more well-established products such as traditional AMLCD-based products as well as the adoption of the CyberDisplay product in the industry as an alternative to traditional AMLCD-based products. There can be no assurance that the Company will be able to compete against these companies and technologies.

  There are also a number of alternative display technologies in production and under development including passive matrix LCD and light emitting diode (''LED''), reflective, field emission display, plasma, organic LED and virtual retinal displays, some of which target the high performance small form factor display markets in which the Company's display products are sold. There are many large and small companies that manufacture or have in development products based on these technologies. The CyberDisplay product will compete with other displays utilizing these and other competing display technologies. There can be no assurance that the Company will be able to compete successfully against these companies.


 Advanced Semiconductor Device Wafers

  With respect to its device wafer products, the Company presently competes with several companies, including The Furakawa Electric Co., Ltd., Epitronics, Emcore Corporation, Epitaxial Products International and Hitachi Cable, as well as integrated circuit manufacturers with in-house wafer growth capabilities, such as TRW Inc. and Fujitsu Limited. In the device wafer business, competition could become increasingly intense as new entrants emerge to address the high growth markets that Kopin's products address. The production of GaAs integrated circuits has been and continues to be more costly than the production of silicon integrated circuits. Although the Company has reduced production costs of its HBT device wafers by achieving higher volumes, there can be no assurance that the Company will be able to continue to decrease production costs. In addition, the Company believes the costs of producing GaAs integrated circuits by its customers will continue to exceed the costs associated with the production of competing silicon integrated circuits. As a result, the Company must target markets where the higher cost associated with GaAs integrated circuits is justified by their superior performance. There can be no assurance that the Company can continue to identify markets which require performance superior to that offered by silicon solutions or that the Company will continue to offer products which provide superior performance to offset the cost differentials. The GaAs materials industry has been characterized by rapid and significant technological advances. There can be no assurance that the Company will be able to enhance its products to include these advances on a timely basis, if at all, or that the Company will have sufficient funds to invest in new technologies or products or processes.

PATENTS, PROPRIETARY RIGHTS AND LICENSES

  An important part of the Company's product development strategy is to seek, when appropriate, protection for its products and proprietary technology through the use of various United States and foreign patents and contractual arrangements. The Company intends to prosecute and defend its proprietary technology aggressively. The Company owns more than 50 issued United States patents and more than 50 pending United States patent applications. Many of these United States patents and applications have counterpart foreign patents, foreign applications or international applications through the Patent Cooperation Treaty. In addition, the Company is exclusively licensed by MIT under 31 issued United States patents, 5 pending United States patent applications, and some foreign counterparts to these United States patents and applications. The Company's United States patents expire during the period running from December 1997 through September 2014. The United States patents licensed to the Company by MIT expire during the period running from March 1998 through November 2011.

  In 1985, the Company obtained a license from MIT to certain patents and patent applications directed to device wafers and related technology. The license grants to the Company a worldwide license to make, have made, use, and sell products covered by the licensed patents for the life of these patents. The license is exclusive with respect to commercial applications until April 22, 1999, and becomes non-exclusive thereafter. During the period of exclusivity, the Company also has a right of first refusal to negotiate a license for MIT improvements that fall within the claims of the licensed patents. In 1995, the Company obtained an additional license from MIT to certain optical technology. The license grants to the Company a worldwide license to make, have made, use, lease and sell products covered by the licensed patents until 2007.

  The process of seeking patent protection can be time consuming and expensive and there can be no assurance that patents will issue from currently pending or future applications or that the Company's existing patents or any new patents that may be issued will be sufficient in scope or strength to provide meaningful protection or any commercial advantage to the Company. The Company may be subject to or may initiate interference proceedings in the United States Patent and Trademark Office, which can demand significant financial and management resources. Patent applications in the United States are maintained in secrecy until patents issue and since publication of discoveries in the scientific and patent literature lags behind actual discoveries, the Company cannot be certain that it was the first to conceive of inventions covered by pending patent applications or the first to file patent applications on such inventions. There can be no assurance that the Company's pending patent applications or those of its licensors will result in issued patents or that any issued patents will afford protection against a competitor. In addition, there can be no assurance that others will not obtain patents that the Company would need to license, circumvent or cease manufacturing and sales of products covered by such patents, or that such licenses, if needed, would be available to the Company on favorable terms, if at all.

  There can be no assurance that foreign intellectual property laws will protect the Company's intellectual property rights. Furthermore, there can be no assurance that others will not independently develop similar products, duplicate the Company's products or design around any patents issued to the Company. The Company's products might infringe the patent rights of others, whether existing now or in the future. For the same reasons, the products of others could infringe the patent rights of the Company. Although the Company is not aware of any pending or threatened patent litigation against the Company, the Company may be notified, from time to time, that it could be or is infringing certain patents and other intellectual property rights of others. Litigation, which could result in substantial cost to, and diversion of resources of, the Company even if the outcome is favorable to the Company, may be necessary to enforce patents or other intellectual property rights of the Company or to defend the Company against claimed infringement of the rights of others. These problems can be particularly severe in foreign countries. In the event of an adverse ruling in litigation against the Company for patent infringement, the Company might be required to discontinue the use of certain processes, cease the manufacture, use and sale of infringing products, expend significant resources to develop non-infringing technology or obtain licenses to patents of third parties covering the infringing technology. No assurance can be given that licenses will be obtainable on acceptable terms, or at all, or that damages for infringement will not be assessed or that litigation will not occur. The failure to obtain necessary licenses or other rights or litigation arising out of any such claims could have a material adverse effect on the Company's business, results of operations and financial condition.

  The Company also attempts to protect its proprietary information with contractual arrangements and under trade secret laws. The Company believes that its future success will depend primarily upon the technical expertise, creative skills and management abilities of its officers and key employees rather than on patent ownership. Company employees and consultants generally enter into agreements containing provisions with respect to confidentiality and the assignment of rights to inventions made by them while in the employ of the Company. Agreements with consultants generally provide that rights to inventions made by them while consulting for the Company will be assigned to the Company unless such assignment is prohibited by the terms of any agreements with their regular employers. Agreements with employees, consultants and collaborators contain provisions intended to protect further the confidentiality of the Company's proprietary information. To date, the Company has had no experience in enforcing such agreements. There can be no assurance that these agreements will not be breached, that the Company would have adequate remedies for any breaches, or that the Company's trade secrets will not otherwise become known or be independently developed by competitors.


GOVERNMENT REGULATIONS

  The Company is subject to a variety of federal, state and local governmental regulations related to the use, storage, discharge and disposal of toxic, volatile or otherwise hazardous chemicals used in its manufacturing process. Although the Company believes that its activities conform to presently applicable environmental regulations, the failure to comply with present or future regulations could result in fines being imposed on the Company, suspension of production or a cessation of operations. Any failure of the Company to control the use of, or adequately restrict the discharge of, hazardous substances, or otherwise comply with environmental regulations, could subject it to significant future liabilities. In addition, although the Company believes that its past operations conformed with then applicable environmental laws and regulations, there can be no assurance that the Company has not in the past violated applicable laws or regulations, which violations could result in remediation or other liabilities, or that past use or disposal of environmentally sensitive materials in conformity with then existing environmental laws and regulations will not result in remediation or other liabilities under current or future environmental laws or regulations.

INVESTMENTS IN RELATED BUSINESSES

  The Company has made certain equity investments in and loans to Forte, a developer and manufacturer of virtual reality headsets and related peripherals, GMT Microelectronics, Inc. (''GMT''), a merchant integrated circuit foundry, and Kendin Semiconductor, Inc. (''Kendin''), a developer and manufacturer of integrated circuits for smart card and data communications applications. The Company made its investment in Forte over a period of two years, commencing in October of 1994. At the time, the Company believed that a growing market for the Company's then-recently developed small, flat panel displays would be virtual reality headsets. After the Company performed an analysis of the market, it decided that Forte was the candidate that best met the Company's strategy at the time and that the Company could incorporate its displays into Forte's existing products. As a result of declining sales and results of operations of Forte, especially the failure of anticipated holiday season sales to materialize in the fourth quarter of 1996, the Company recorded a write-off of the value of the Company's investment in Forte at December 31, 1996, totaling $3,900,000. Neither Kopin nor any of its directors, officers or affiliates had any prior relationship with Forte prior to the initial investment. In March 1997, Forte filed a voluntary petition seeking protection from its creditors under Chapter 11 of the United States Bankruptcy Code. In November 1997, Interactive Imaging Systems, Inc. (previously named Kaotech Corporation), a newly organized entity (of which the Company owns approximately 19.5%) purchased substantially all of the assets of Forte, subject to certain liens, for approximately $60,000. This purchase price was determined by arms-length negotiations among the Company, the debtor-in-possession and the creditor's committee, and approved by the bankruptcy court with notice to all creditors. At December 31, 1997, the Company's investments in GMT and Kendin totaled approximately $1,100,000 and $1,575,000, respectively, representing approximately 7% and 19.5% of the outstanding equity of each company, respectively. GMT and Kendin are privately held companies. As part of its initial investment in GMT, GMT agreed to perform certain of the Company's integrated circuit processing. The Company may from time to time make further equity investments in these and other companies engaged in certain aspects of the flat panel display and electronics industries as part of its business strategy. These investments may not provide the Company with any financial return or other benefit and there can be no assurance that any losses by these companies or associated losses in the Company's investments will not have a material adverse effect on the Company's business, results of operations and financial condition.

EMPLOYEES

  As of December 31, 1997, the Company and its subsidiaries employed 113 full-time and 6 part-time individuals. Of these, 11 hold Ph.D. degrees in Material Science, Electrical Engineering or Physics. The Company's management and professional employees have significant prior experience in semiconductor materials, device wafer and display processing, manufacturing and other related technologies. None of the Company's employees is covered by a collective bargaining agreement. The Company considers relations with its employees to be good.


ITEM 2. PROPERTIES
------------------

  Kopin leases separate device wafer manufacturing and CyberDisplay product fabrication facilities. The Company's device wafer manufacturing facility is located, together with the Company's corporate headquarters, in Taunton, Massachusetts. The Taunton facility occupies 25,100 square feet, including 6,000 square feet of contiguous environmentally controlled production clean rooms. The Taunton facility is occupied under a lease that expires on October 31, 2002.

  Kopin's CyberDisplay production facility occupies 74,000 square feet in Westborough, Massachusetts, of which 10,000 square feet consist of contiguous environmentally controlled production clean rooms, of which 7,000 square feet are Class 10. This facility prepares the Wafer-Engineered silicon materials from which the CyberDisplay products are produced. These wafers are then fabricated into integrated circuits by Kopin's production partner, UMC, in its foundry in Taiwan. Currently, the fabricated wafers are returned to Kopin's facilities, where the integrated circuits are lifted off the silicon substrates and transferred to glass using Kopin's Wafer-Engineering technology. The transferred integrated circuits are then processed and packaged with liquid crystal and assembled into display panels for shipment to customers. The Westborough facility is occupied under a lease that expires in October 1999, with renewable options for up to five additional years at the Company's election.

  In order to expand CyberDisplay production capacity, Kopin has entered into agreements with UMC and its affiliate, Unipac, under which Unipac will assemble and package CyberDisplay products at its facility in Taiwan. The Company believes that the capabilities and capacity of UMC and Unipac, together with its existing facility in Westborough, provide Kopin with sufficient production capacity through at least 1998.

  In addition to its Massachusetts facilities, Kopin leases a 5,280 square foot design facility in Los Gatos, California for developing prototypes of products incorporating the CyberDisplay product. This facility is occupied under a lease that expires in November 2002.

ITEM 3. LEGAL PROCEEDINGS
-------------------------

  The Company is not a party to any material litigation and is not aware of any pending or threatened litigation that could have a material adverse effect upon the Company's business, operating results or financial condition.

ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

Not Applicable.

                       EXECUTIVE OFFICERS OF THE COMPANY

The executive officers of the Company, who are elected on an annual basis to serve at the discretion of the Board of Directors, are as follows:


                 NAME                   AGE        POSITION WITH THE COMPANY
                 ----                   ---        --------------------------

John C. C. Fan........................   54  President and Chief Executive Officer;
                                             Chairman of the Board of Directors

Paul J. Mitchell......................   45  Treasurer and Chief Financial Officer

Bor-Yeu Tsaur.........................   42  Executive Vice President, Display Operations

Ronald P. Gale........................   47  Chief  Technology Officer and Vice President

Jeffrey J. Jacobsen.......               44  Senior Vice President, Business Development

Daily S. Hill.............               41  Vice President, Gallium Arsenide Operations

Meth Jiaravanont......................   39  Vice President, Strategic Marketing

Glen G. Kephart.......................   54  Vice President of Marketing, Display Products

Matthew J. Micci......................   41  Vice President of Sales, Gallium Arsenide Products

Matthew Zavracky......................   42  Vice President, Engineering


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

          Bor-Yeu Tsaur, Executive Vice President, Display Operations. Dr. Tsaur joined the Company as Executive Vice President, Display Operations in July 1997. From 1993 to 1997, Dr. Tsaur served as Group Leader, Electronic Material Group at MIT Lincoln Laboratory. Dr. Tsaur received a Ph.D. in Electrical Engineering from the California Institute of Technology.

          Ronald P. Gale, Chief Technology Officer and Vice President. Dr. Gale became Chief Technology Officer in 1997. Previously, Dr Gale served as Vice President of the Company in several capacities since July 1985. Dr. Gale received a Ph.D. in Materials Science and Engineering from the Massachusetts Institute of Technology in 1978.

          Jeffrey J. Jacobsen, Senior Vice President, Business Development. Mr. Jacobsen joined the Company as Vice President, Business Development in February 1990, and became Senior Vice President in 1997. From 1987 through 1989, Mr. Jacobsen served as Director of Strategic Business at OKI Semiconductor Company, U.S.A.

          Daily S. Hill, Vice President, Gallium Arsenide Operations. Mr. Hill has served as Vice President, Gallium Arsenide Operations since July 1997. From December 1995 to June 1997, Mr. Hill served as Director of Gallium Arsenide Operations for the Company. From November 1987 to January 1995, Mr. Hill served as a manager of the Company's device wafer product group.

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

          Matthew J. Micci, Vice President, Sales, Gallium Arsenide Products. Mr. Micci joined the Company in January 1988 as Regional Director of Sales and became Vice President, Sales in July 1990. Prior to joining the Company, Mr. Micci worked for ten years for Texas Instruments Semiconductor Group.

          Matthew M. Zavracky, Vice President, Engineering. Mr. Zavracky has served as Vice President, Engineering since July 1997. From 1985 to 1997, Mr. Zavracky served as Director of Engineering.

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

1997                                         High              Low
--------------------------------------------------------------------
First Quarter                                15 3/4            9 7/8
Second Quarter                               16 3/4           10 1/2
Third Quarter                                24 5/8           14 3/4
Fourth Quarter                                   29           16 5/8

1996
--------------------------------------------------------------------
First Quarter                                14 3/4            9 3/4
Second Quarter                               11 1/4            8 1/4
Third Quarter                                10 3/4                7
Fourth Quarter                               13 1/4            7 1/4

  The Company has never paid dividends on its common stock and has no present plans to do so.

  As of December 31, 1997, there were 257 stockholders of record of the Company's Common Stock. These numbers do not reflect persons or entities who hold their stock through nominee or "street" name.

ITEM 6. SELECTED FINANCIAL DATA
-------------------------------

                                                                         Years ended December 31,
                                                           -----------------------------------------------------
                                                             1997       1996       1995       1994       1993
                                                           ---------  ---------  ---------  ---------  ---------
                                                                  (In thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Revenues:
     Product revenues                                      $ 13,110   $ 11,727   $  7,161   $  2,830   $  2,456
     Research and development revenues                        3,283      6,291      8,628     10,453      8,642
                                                           --------   --------   --------   --------   --------
                                                             16,393     18,018     15,789     13,283     11,098
                                                           --------   --------   --------   --------   --------
Expenses:
     Cost of product revenues                                 8,636      9,489      6,059      1,981      1,769
     Research and development-funded programs                 2,802      6,591      8,757     10,531      7,802
     Research and development-internal                        7,623      9,876      6,856      4,070      2,181
     General, administrative and selling                      4,292      7,070      4,013      4,575      2,591
     Other                                                      327        598        403        255        280
     Write-down of subsidiary assets                              -      3,900          -          -          -
     Impairment charge                                            -      4,990          -          -          -
                                                           --------   --------   --------   --------   --------
                                                             23,680     42,514     26,088     21,412     14,623
                                                           --------   --------   --------   --------   --------

Loss from operations                                         (7,287)   (24,496)   (10,299)    (8,129)    (3,525)
Other income and expense:
     Interest and other income                                1,264      2,014      1,671      1,543      1,936
     Interest expense                                          (235)      (338)      (363)      (108)       (53)
                                                           --------   --------   --------   --------   --------

Loss before minority interest                                (6,258)   (22,820)    (8,991)    (6,694)    (1,642)
Minority interest in loss of subsidiary                           -      1,224          -          -          -
                                                           --------   --------   --------   --------   --------

Net loss                                                   $ (6,258)  $(21,596)  $ (8,991)  $ (6,694)  $ (1,642)
                                                           ========   ========   ========   ========   ========

Net loss per share - basic and diluted                        $(.57)    $(1.98)     $(.95)     $(.72)     $(.20)
                                                           ========   ========   ========   ========   ========

Weighted average number of common shares outstanding         11,010     10,921      9,462      9,267      8,242
                                                           ========   ========   ========   ========   ========
                                                                               December 31,
                                                           -----------------------------------------------------
                                                             1997       1996       1995       1994       1993
                                                           --------   --------   --------   --------   ---------
BALANCE SHEET DATA:
     Cash and equivalents and marketable securities        $ 19,046   $ 27,072   $ 41,997   $ 28,728   $ 39,231
     Working capital                                         21,466     27,687     44,727     30,566     42,169
     Total assets                                            43,394     53,746     76,160     52,836     53,804
     Long-term debt (excluding current maturities)            1,959      2,793      1,605      2,235        103
     Accumulated deficit                                    (54,519)   (48,261)   (26,665)   (17,674)   (10,980)
     Stockholders' equity                                    35,869     40,271     61,842     43,451     50,549


Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
         OF OPERATIONS
         -------------

  Kopin is a leading developer and manufacturer of advanced semiconductor materials and small form factor displays. The Company was incorporated in 1984 to further develop and commercialize certain semiconductor expertise developed at MIT. Historically, the Company has derived most of its revenues from research and development contracts with agencies of the United States government. Beginning in 1995, the Company experienced a significant increase in revenues from sales of its device wafers, and in 1996 revenues from such sales for the first time exceeded revenues from research and development contracts. More recently, the Company has commenced sales of CyberDisplay products. The Company has been unprofitable since inception and, at December 31, 1997, the Company had an accumulated deficit of $54,518,912.

  For the years ended December 31, 1996 and 1995, the Company's consolidated financial statements include the results of operations of Forte, a majority-owned subsidiary of the Company. As a result of declining sales and results of operations of Forte, the Company recorded a write-down of the value of Forte's assets and its investment in Forte at December 31, 1996 totaling $3,900,000. In March 1997, Forte filed a voluntary petition seeking protection from its creditors under Chapter 11 of the United States Bankruptcy Code. As a result of such filing, the financial statements of Forte are not consolidated with those of the Company as of December 31, 1997 and for the year then ended.

RESULTS OF OPERATIONS
 Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

  REVENUES.   The Company's total revenues were $16,393,018 for the year ended
December 31, 1997 compared to $18,018,253 ($15,476,221 excluding Forte) during the corresponding period in 1996, a decrease of $1,625,235. The Company's product revenues were $13,110,044 for the year ended December 31, 1997 compared to $11,727,081 ($9,185,049 excluding Forte) in 1996, an increase of $1,382,963.
Product revenues from sales of the Company's device wafers were $11,950,428 in 1997 compared to $8,346,377 in 1996, an increase of $3,604,051. The increase in product revenues was due to a $3,924,995 increase in sales of device wafers and display products over the corresponding period in the prior year, partially offset by the inclusion of Forte revenues in 1996. The increase in sales of the Company's device wafers was primarily due to the increased use of these wafers in various wireless telecommunications products, particularly by the Company's major customer, Rockwell. Research and development revenues were $3,282,974 for the year ended December 31, 1997 compared to $6,291,172 in 1996, a decrease of $3,008,198. The decrease in research and development revenues was primarily attributable to a decrease in contract revenues from agencies of the federal government. In 1994, the Company received a $10,658,000 multi-year contract award from Defense Advanced Research Projects Agency. The Company recorded revenues under this contract of $492,000 in 1997 compared to $3,441,000 in 1996, a decrease of $2,949,000. As a result of the expirations of multi-year contracts with the federal government and the Company's increased emphasis on product revenues, the Company believes that research and development revenues will continue to decline as a percentage of total revenues for the near future.

  COST OF PRODUCT REVENUES.   Cost of product revenues, which is comprised of
materials, labor and manufacturing overhead related to the Company's products, was $8,636,199 for the year ended December 31, 1997 compared to $9,488,702 ($6,733,054 excluding Forte) in 1996. The improvement in cost of product revenues as a percentage of product revenues in 1997 was primarily due to increased sales of device wafers, resulting in lower unit costs, and the inclusion in the 1996 financial results of shipments of head-mounted display systems by Forte.

  RESEARCH AND DEVELOPMENT.   Research and development expenses include expenses
incurred in support of internal development programs and programs funded by agencies of the federal government, including development programs for display devices and products, device wafers and head-mounted display systems, circuit design costs, staffing, purchases of materials and laboratory supplies, and fabrication and packaging of the Company's display products. Funded research and development expenses were $2,801,671 for the year ended December 31, 1997 compared to $6,591,016 in 1996, a decrease of $3,789,345. The decrease in funded research and development expenses in 1997 was primarily due to a reduction in programs funded by agencies of the federal government. Internal research and development expenses were $7,622,614 in 1997 compared to $9,876,082 ($9,278,537 excluding Forte) in 1996, a decrease of $2,253,468. The decrease in internal research and development expenses was primarily a result of reduced development costs incurred for fabrication and packaging of the Company's display products, as well as the inclusion of $597,545 of such expenses incurred by Forte during the corresponding period in 1996.

  GENERAL, ADMINISTRATIVE AND SELLING.   General, administrative and selling
expenses consist of the expenses incurred by the Company's business development and sales personnel, marketing expenses, and administrative and general corporate expenses. General, administrative and selling expenses were $4,292,383 for the year ended December 31, 1997 compared to $7,070,275 ($4,188,658 excluding Forte) in 1996, a decrease of $2,777,892. The decrease in general, administrative and selling expenses in 1997 was primarily due to the inclusion of expenses of $2,881,617 incurred by Forte in 1996. In addition, general, administrative and selling expenses include non-cash charges for compensation expense of $75,857 for the year ended December 31, 1997 compared to $66,776 in the year ended 1996 relating to the issuance of certain stock options.

  OTHER.   Other expenses were $327,102 in 1997 compared to $597,943 ($280,807 excluding Forte) in 1996, a decrease of $270,841. The reduced expense in 1997 was primarily due to amortization expense incurred in 1996 related to the goodwill resulting from the Company's investment in Forte.

  OTHER INCOME, NET.   Other income, net was $1,029,182 in 1997 compared to
$1,676,224 in 1996, a decrease of $647,042. The decrease in 1997 was primarily due to lower interest income earned as a result of lower cash balances during 1997 in comparison to 1996.


 Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

  REVENUES.   The Company's total revenues were $18,018,253 ($15,476,221 excluding Forte) in 1996 compared to $15,789,526 ($12,276,379 excluding Forte) in 1995, an increase of $2,228,727. The Company's product revenues were $11,727,081 ($9,185,049 excluding Forte) in 1996 compared to $7,161,236
($3,648,089 excluding Forte) in 1995, an increase of $4,565,845. Product revenues from sales of the Company's device wafers were $8,346,377 in 1996 compared to $3,294,233 in 1995, an increase of $5,052,144. The increase in product revenues was primarily a result of an increase in unit sales of the Company's HBT device wafers to customers for use in various wireless telecommunications products. The Company believes that the decrease in product revenues relating to Forte resulted from a smaller than anticipated overall market size for head-mounted virtual reality peripheral devices and the corresponding reduction in demand for these products. Research and development revenues were $6,291,172 in 1996 compared to $8,628,290 in 1995, a decrease of $2,337,118. The decrease in research and development revenues in 1996 was attributable to a reduction in contract revenues from agencies of the federal government. In 1994, the Company received a $10,658,000 multi-year contract award from Defense Advanced Research Projects Agency. The Company recorded revenues under this contract of $3,441,000 in 1996 and $4,260,000 in 1995. As a result of the expirations of multi-year contracts with the federal government and the Company's increased emphasis on product revenues, the Company believes that research and development revenues will continue to decline as a percentage of total revenues for the near future.

  COST OF PRODUCT REVENUES.   Cost of product revenues was $9,488,702
($6,733,054 excluding Forte) in 1996 compared to $6,059,440 ($2,880,557 excluding Forte) in 1995. The reduction in the cost of product revenues as a percentage of product revenues in 1996 was primarily due to reduced manufacturing costs and increased unit production volumes of the Company's device wafers.

  RESEARCH AND DEVELOPMENT.   Funded research and development expenses were
$6,591,016 in 1996 compared to $8,756,850 in 1995, a decrease of $2,165,834, as a result of a corresponding reduction in research and development revenues. Internal research and development expenses were $9,876,082 ($9,278,537 excluding Forte) in 1996 compared to $6,856,437 ($6,240,299 excluding Forte) in 1995, an increase of $3,019,645. The increase in internal research and development expenses was primarily due to increased development of the Company's display products, device wafers and head-mounted display systems, including increases in circuit design costs, staffing, purchases of materials and laboratory supplies, and fabrication and packaging of the Company's displays.

  GENERAL, ADMINISTRATIVE AND SELLING.   General, administrative and selling
expenses were $7,070,275 ($4,188,658 excluding Forte) in 1996 compared to $4,012,764 ($2,917,389 excluding Forte) in 1995, an increase of $3,057,511. The increase in general, administrative and selling expenses in 1996 was primarily due to increases in display product marketing costs, advertising and trade show costs, and increased personnel and related costs. In addition, general, administrative and selling expenses include non-cash charges for compensation expense of $66,776 in 1996 compared to $130,188 in 1995 relating to the issuance of certain stock options.

  OTHER.   Other expenses were $597,943 ($280,807 excluding Forte) in 1996 compared to $402,554 ($289,622 excluding Forte) in 1995, an increase of $195,389. The increase was primarily due to higher amortization expenses incurred in 1996 related to the goodwill resulting from the Company's investment in Forte.

  OTHER INCOME, NET.   Other income, net was $1,676,224 in 1996 compared to
$1,307,520 in 1995, an increase of $368,704. The increase was primarily due to greater interest income earned as a result of higher cash balances during the period in comparison to 1995.


 Year Ended December 31, 1995 Compared to Year Ended December 31, 1994

  REVENUES.   The Company's total revenues were $15,789,526 ($12,276,379 excluding Forte) in 1995 compared to $13,283,389 in 1994, an increase of $2,506,137. The Company's product revenues increased to $7,161,236 ($3,648,089 excluding Forte) in 1995 from $2,830,339 in 1994, an increase of $4,330,897. Product revenues from sales of the Company's device wafers were $3,294,233 in 1995 compared to $2,518,584 in 1994, an increase of $775,649. The increase in product revenues was primarily due to an increase in sales of the Company's device wafers and displays and sales by Forte of $3,513,147 in 1995. Research and development revenues were $8,628,290 in 1995 compared to $10,453,050 in 1994, a decrease of $1,824,760. This decrease was primarily attributable to a decrease in contract revenues from agencies of the federal government. As a result of the expirations of multi-year contracts with the federal government and the Company's increased emphasis on product revenues, the Company believes that research and development revenues will continue to decline as a percentage of total revenues for the near future.

  COST OF PRODUCT REVENUES.   Cost of product revenues in 1995 was $6,059,440
($2,880,557 excluding Forte) compared to $1,980,701 in 1994. The increase in cost of product revenues as a percentage of product revenues in 1995 was primarily due to scale-up of manufacturing capacity without a commensurate level of sales of head-mounted display systems by Forte to absorb manufacturing overhead.

  RESEARCH AND DEVELOPMENT.   Funded research and development expenses were
$8,756,850 in 1995 compared to $10,531,491 in 1994, a decrease of $1,774,641, as a result of a corresponding reduction in research and development revenues. Internal research and development expenses were $6,856,437 ($6,240,299 excluding Forte) in 1995 compared to $4,070,329 in 1994, an increase of $2,786,108. The increase in internal research and development expenses was primarily due to increased development of the Company's display products and device wafers, including increases in circuit design costs, staffing, purchases of materials and supplies, and fabrication and packaging of the Company's displays.

  GENERAL, ADMINISTRATIVE AND SELLING.   General, administrative and selling
expenses were $4,012,764 ($2,917,389 excluding Forte) in 1995 compared to $4,574,806 in 1994, a decrease of $562,042. General, administrative and selling expenses decreased as a result of the reclassifications of costs incurred relating to the Company's lease of a manufacturing facility in October 1993, and the modification of the facility prior to the commencement of development and manufacturing activities. These costs were classified as cost of sales and research and development expense in 1995 and as general and administrative in 1994.

  OTHER.   Other expenses were $402,554 ($289,622 excluding Forte) in 1995 compared to $255,492 in 1994, an increase of $147,062. The increase in 1995 was primarily due to higher amortization expenses incurred in 1995 related to the goodwill resulting from the Company's investment in Forte.

  OTHER INCOME, NET.   Other income, net was $1,307,520 in 1995 compared to
$1,435,173 in 1994, a decrease of $127,653. The decrease in 1995 was primarily due to lower interest income earned as a result of lower cash balances during the period in comparison to balances in 1994.

LIQUIDITY AND CAPITAL RESOURCES

  The Company has financed its operations primarily through public and private offerings of its equity securities, research and development contract revenues, and sales of its Wafer-Engineered device wafers and display devices and products. As of December 31, 1997, sales of equity securities have raised approximately $90,000,000 from (i) private equity financings prior to the Company's initial public offering, (ii) the Company's initial public offering in April 1992, (iii) the Company's March 1993 public offering, (iv) the exercise of a 625,000 share stock warrant in December 1993, (v) $30,437,000 from private stock sales to Telecom Holding Co., Ltd. and United Microelectronics Corporation and its affiliate in 1995, and (vi) the periodic exercise of stock options under
the Company's stock option plans.   In February 1998, the Company completed a
further public offering of its common stock involving net proceeds to the Company of approximately $17,800,000.

  As of December 31, 1997, the Company had cash and equivalents and marketable securities of $19,046,284 and working capital of $21,465,606 compared to $27,072,106 and $27,686,990 as of December 31, 1996. During 1997, cash and equivalents and marketable securities decreased $7,974,888. The decrease in cash and equivalents and marketable securities was primarily due to $5,495,665 of cash used in operations primarily as a result of net operating losses, and $3,555,266 for capital expenditures. These decreases were partially offset by proceeds from exercise of stock options of $1,830,583. The Company also has $1,080,000 of marketable securities held in escrow as equipment financing collateral which is shown in "other assets."

  The Company periodically enters into various long-term debt arrangements to finance equipment purchases and other activities. As of December 31, 1997, long-term debt obligations totaled $3,501,786, of which $1,542,818 is payable in the next twelve months.

  In December 1997, the Company received a commitment letter for a $5,000,000 term loan facility from a commercial lender. Under the terms of the proposed facility, the loan would be payable on a quarterly basis with a floating interest rate to be based on LIBOR, and would be secured by the Company's accounts receivable. The Company completed this transaction in February 1998.

  In October 1993, the Company entered into a five-year lease for a 74,000 square foot manufacturing facility. This facility, which includes 10,000 square feet of environmentally controlled clean rooms, is used primarily for the Company's production of display devices. This facility is occupied under a lease that expires in October 1999, with renewable options for up to five additional years at the Company's election. The Company will make lease payments of $1,000,000 per year over the remaining term of the lease.

  The Company currently expects to expend approximately $5,000,000 on capital expenditures in 1998, primarily for the acquisition of equipment relating to the manufacturing, packaging and testing of CyberDisplay products and production of the Company's device wafers.

  As of December 31, 1997, the Company had tax loss carryforwards of approximately $51,000,000 which may be used to offset future taxable income.


RECENT ACCOUNTING PRONOUNCEMENTS


  In March 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share," which became effective during the fourth quarter of 1997. The new pronouncement's requirements will not impact the Company's previously reported loss per share.

  In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which is effective for the Company for the period commencing January 1, 1998. SFAS No. 130 has no impact on net income and requires that certain components of stockholders' equity from non-owner sources be reclassified and presented as "other comprehensive income." Currently, the Company's consolidated balance sheets contain no material components of stockholders' equity that would be reclassified as "other comprehensive income."

  In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which is effective for the Company for the period commencing January 1, 1998. The impact of SFAS No. 131 on the Company has not yet been determined.

  The Company is conducting a review of its computer systems to identify those areas that could be affected by the "Year 2000" issue and is developing an implementation plan to resolve the issue. The Company presently believes, with modification to existing software and converting to new software, the Year 2000 problem will not pose significant operational problems and is not anticipated to be material to its financial position or results of operations in any given year.

SEASONALITY

  The Company's business is not seasonal in nature.

INFLATION

  The Company does not believe that its operations have been materially affected by inflationary forces.



                                 RISK FACTORS

  Certain of the statements contained in this Annual Report on Form 10-K are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below.

  POTENTIAL LACK OF MARKET ACCEPTANCE.   The Company's product sales have been
derived primarily from its custom Wafer-Engineered device wafers. To date, the Company has had limited sales of its display products. The CyberDisplay product is a miniature display which uses a lens and backlight to deliver high resolution data and video images. The Company's success will in large part depend on the widespread adoption of this viewing format in the marketplace as compared to a direct view display. The Company's success will also be dependent upon the widespread acceptance of its customers' products. The Company's competitors are investing substantial resources in the development and manufacture of displays using a number of different technologies. In the event these efforts result in the development of products that offer advantages over the Company's products, and the Company is unable to improve its technology or develop or acquire alternative technology that is competitive, the Company's business, results of operations and financial condition will be materially and adversely affected. Kopin's prospective customers for its display products are principally manufacturers in the wireless handset, pager, digital camera, smart card and other consumer electronics industries that would use CyberDisplay products in their products. These companies may be reluctant to adopt Kopin's products because of perceived risks relating to the introduction of the Company's display technology generally, concerns about end-user acceptance of CyberDisplay products and the complexity, reliability, usefulness and cost-effectiveness of the Company's display products compared to traditional AMLCDs. In addition, these companies may be reluctant to rely upon a relatively small company such as Kopin for a critical component. There can be no assurance that the Company's prospective customers will adopt CyberDisplay products or that the end-users of these prospective customers will accept CyberDisplay products. The failure of Kopin to achieve such market acceptance of CyberDisplay products will have a material adverse effect on the Company's business, results of operations and financial condition.

  Kopin's customers for its HBT device wafer products are principally manufacturers of integrated circuits for the telecommunications and data communications markets. Current and prospective customers may be reluctant to adopt Kopin's products to an extent greater than at present because of perceived risks relating to GaAs technology generally or HBT GaAs technology in particular. In addition, these customers may be reluctant to rely upon a relatively small company such as Kopin for a critical component. There can be no assurance that additional companies in Kopin's target markets will adopt its HBT technology or that the companies that currently use the Company's HBT device wafer products will continue to do so in the future.

  HISTORY OF OPERATING LOSSES; ACCUMULATED DEFICIT.   The Company has not been
profitable in any quarter of its last five fiscal years. As of December 31, 1997, the Company had an accumulated deficit of $54,518,912. For the years ended December 31, 1997, 1996, and 1995, the Company incurred net losses of $6,257,769, $21,596,364, and $8,990,999, respectively. There can be no assurance that the Company will achieve or maintain profitability in the future. If the Company continues to incur losses, the Company is likely to require additional financing and there can be no assurance that the Company would be able to secure additional financing or that such financing will be available on favorable terms.

  POTENTIAL FLUCTUATIONS IN RESULTS OF OPERATIONS.   The Company's quarterly and
annual results of operations are affected by a wide variety of factors that could have a material adverse effect on total revenues and profitability from period to period, including competitive pressures on selling prices; the timing and cancellation of customer orders; availability of integrated circuit foundry capacity and raw materials; fluctuations in yields; changes in product mix; the Company's ability to introduce new products and technologies on a timely basis; introduction of products and technologies by the Company's competitors; market acceptance of the Company's and its customers' products; the level of orders received which can be shipped in a quarter; the Company's ability to successfully reduce costs; and the cyclical nature of the semiconductor industry. Sales of end-user products incorporating the Company's products may exhibit cyclical fluctuations based on factors such as capital expenditure cycles of customers and new product introductions. Historically, average selling prices in the semiconductor industry have decreased over the life of a product, and as a result, the average selling prices of the Company's products are likely to be subject to pricing pressures in the future. The Company's business is characterized by short-term orders and shipment schedules, and the Company generally permits orders to be canceled or rescheduled without significant penalty to the customer. Due to the absence of substantial noncancellable backlog, the Company typically plans its production and inventory levels based on internal forecasts of customer demand, which are highly unpredictable and can fluctuate substantially. Because the Company is continuing to invest in capital equipment and to increase its operating expenses for personnel and new product development, the Company's business, results of operations and financial condition would be materially and adversely affected if increased sales are not achieved. As a result of the foregoing or other factors, the Company may experience fluctuations in future results of operations on a quarterly or annual basis which could have a material adverse effect on its business, results of operations and financial condition.

  SUBSTANTIAL RELIANCE ON CERTAIN CUSTOMERS.   Relatively few customers account
for a substantial portion of the Company's revenues. For the years ended December 31, 1997 and 1996, revenues from multiple contracts with various United States governmental agencies accounted for approximately 20% and 35%, respectively, of the Company's total revenues. Sales to Rockwell accounted for approximately 63%, and 39% of the Company's total revenues for the years ended December 31, 1997 and 1996, respectively. The Company expects that device wafer sales to Rockwell will continue to represent a significant portion of the Company's revenues for the near future. A reduction in research and development contracts from the United States government or a reduction or delay in orders from Rockwell or the Company's other customers, including reductions or delays due to market, economic or competitive conditions in the semiconductor or display industries, could have a material adverse effect on the Company's business, results of operations and financial condition. Although some of the Company's customers have entered into agreements obligating them to purchase a certain amount of the Company's products, the Company's customers generally do not enter into such agreements. In addition, customer orders generally can be canceled and volume levels changed or delayed. The timely replacement of canceled, delayed or reduced orders cannot be assured. The Company's results of operations have been adversely affected in the past by the failure of anticipated orders to be realized and by deferrals or cancellations of orders as a result of changes in customer requirements. Canceled, delayed, or reduced commitments from any of the Company's major customers, particularly Rockwell, would have a material adverse effect on the Company's business, results of operations and financial condition.

  UNCERTAIN DEMAND FOR HIGH INFORMATION CONTENT IN PORTABLE PRODUCTS.   The
Company's success in the display business will depend on the availability of cost-effective wireless applications that support customer demand for high resolution portable displays. Deployment of higher bandwidth infrastructure will be needed to drive the development of value added wireless services (such as wireless e-mail, facsimile and Internet access) to increase the demand for the Company's display products. The Company's success will depend in large part on the widespread implementation of this infrastructure and the cost-effectiveness to the end-user of these services. Either a delay in such deployment or an unacceptably high cost to the consumer would delay the rate of market adoption of products based on Kopin's display technology.

  DEPENDENCE ON MARKETING AND DISTRIBUTION RELATIONSHIPS.   The Company has
entered into agreements with Motorola, Siemens, FujiFilm and Gemplus for the marketing and distribution of certain of its current and anticipated display products, and intends to continue to pursue these arrangements with other potential customers. There can be no assurance that the Company will be successful in maintaining current alliances or forming additional relationships or that the Company's strategic customers will devote adequate resources to accomplish such marketing and distribution or be successful in such efforts. The failure of the Company to enter into these key relationships or the failure of these customers to devote adequate resources to market or distribute the Company's products could have a have a material adverse effect on the Company's business, results of operations and financial condition.

  MANUFACTURING RISKS; MANUFACTURING CAPACITY LIMITATIONS.   The Company is
subject to significant manufacturing risks. The manufacturing processes utilized by the Company are highly complex and are periodically modified in an effort to improve yields and product performance. Process changes or other problems that occur in the complex manufacturing process can result in interruptions in production or significantly reduced yields. From time to time, the Company has experienced these problems, many of which are difficult to diagnose and time-consuming or expensive to remedy. In particular, new process technologies or new products can be subject to especially wide variations in manufacturing yields and efficiency. There can be no assurance that the Company will not experience manufacturing problems that result in delays in product introduction, delivery delays or yield fluctuations, including problems associated with increases in production volumes and increases in the complexity of the Company's products. The Company is also subject to the risks associated with the shortage of raw materials such as unprocessed wafers and packaging used in the manufacture or assembly of the Company's products. The Company's business, results of operations and financial condition would be materially and adversely affected if it were to experience any significant disruption in the operation of its facilities.

  The Company currently manufactures all of its device wafers at its manufacturing facility located in Taunton, Massachusetts. The Company intends to increase its production capacity in its Taunton facility to produce device wafers up to six inches in diameter. Along with adding production equipment, the Company will be required to successfully hire, train and manage additional production personnel in order to successfully increase its production capacity in accordance with its time schedule. The Company has no prior experience in producing finished six-inch device wafers. In the event the Company's expansion plans are not implemented on a timely basis for any reason, the Company could become subject to production capacity constraints. Such constraints could have a material adverse effect on the Company's business, results of operations and financial condition.

  The Company has limited experience manufacturing display products. The Company is subject to the risk that the manufacture of such a small display may not ever be commercially viable, as Kopin believes that no other company currently manufactures a display of a size equivalent to the CyberDisplay product at commercial quantities and prices. The Company's fabrication facility in Westborough, Massachusetts is used in the development and packaging of CyberDisplay products. The integrated circuit portion of the CyberDisplay product is commercially produced by UMC. The Company is also establishing packaging capability of CyberDisplay products at UMC's affiliate, Unipac. There are certain significant risks associated with the Company's reliance on outside foundries, including the lack of control over production capacity and delivery schedules and limited control over quality assurance, manufacturing yields and production costs. In addition, the operations of UMC and Unipac, both located in Taiwan, are subject to risks associated with international commerce, including unexpected changes in legal and regulatory requirements, changes in tariffs and trade policies, and political and economic instability. There can be no assurance that UMC and Unipac will be able to provide the required capacity and quality on a timely basis to meet the Company's requirements. The Company is dependent on these third-party manufacturers for the fabrication of integrated circuits and the packaging of its display products. The termination or cancellation of the Company's agreements with these companies, or the inability of these companies to produce required components, would materially and adversely affect the Company's ability to manufacture its products and would require the Company to establish alternative manufacturing relationships. There can be no assurance that the Company would be able to establish such relationships on acceptable terms; in any event, the time required to establish such substitute relationships could substantially delay the commercialization of the Company's display products, which in turn, could have a material adverse effect on the Company's business, results of operations and financial condition.

  COMPETITION.   The display market is highly competitive and is currently
dominated by large Asian electronics companies including Sharp Corporation, Hitachi, Ltd., Seiko Corporation, Toshiba Corporation (''Toshiba''), Sony Corporation, NEC Corporation, Sanyo Electric Co., Ltd. and Display Technologies, Inc., a joint venture of IBM Corporation and Toshiba. Most of these companies have substantially greater financial, technical, marketing, manufacturing, and personnel resources than the Company. Competition in the display field is based on price and performance characteristics, product quality and the ability to deliver products in a timely fashion. The success of the Company's display product offerings will also depend upon its ability to compete against other types of more well-established products such as traditional AMLCD-based products as well as the adoption of the CyberDisplay product in the industry as an alternative to traditional AMLCD-based products. There can be no assurance that the Company will be able to compete successfully against these companies.

  There are also a number of alternative display technologies in production and under development including passive matrix liquid crystal display (''LCD''), light emitting diode (''LED''), reflective, field emission display, plasma, organic LED and virtual retinal displays, some of which target the high performance small form factor display markets in which the Company's display products are sold. There are many large and small companies that manufacture or have in development products based on these technologies. The CyberDisplay product will compete with other displays utilizing these and other competing display technologies. There can be no assurance that the Company will be able to compete successfully against these companies.

  With respect to its device wafer products, the Company presently competes with several companies, including The Furakawa Electric Co., Ltd., Epitronics, Emcore Corporation, Epitaxial Products International and Hitachi Cable, as well as integrated circuit manufacturers with in-house wafer growth capabilities, such as TRW Inc. and Fujitsu Limited. In the device wafer business, competition could become increasingly intense as new entrants emerge to address the high growth markets that Kopin's products address. The production of GaAs integrated circuits has been and continues to be more costly than the production of silicon integrated circuits. Although the Company has reduced production costs of its HBT device wafers by achieving higher volumes, there can be no assurance that the Company will be able to continue to decrease production costs. In addition, the Company believes the costs of producing GaAs integrated circuits by its customers will continue to exceed the costs associated with the production of competing silicon integrated circuits. As a result, the Company must target markets where the higher cost associated with GaAs integrated circuits is justified by their superior performance. There can be no assurance that the Company can continue to identify markets which require performance superior to that offered by silicon solutions or that the Company will continue to offer products which provide superior performance to offset the cost differentials. The GaAs materials industry has been characterized by rapid and significant technological advances. There can be no assurance that the Company will be able to enhance its products to include these advances on a timely basis, if at all, or that the Company will have sufficient funds to invest in new technologies, products or processes.

  NEW PRODUCTS AND RAPID TECHNOLOGICAL CHANGE.   The advanced semiconductor
wafer and display industries have been characterized by rapid technological change and evolving industry requirements and standards. The Company believes that these trends will continue. The Company's ability to compete will depend upon its ability to enhance its existing products and to develop and market new products to meet customer requirements. Successful product commercialization depends on a number of factors, including new product definition, timely completion, introduction and market acceptance of the Company's products and its customers' products. There can be no assurance that the Company will adjust to changing market conditions or be successful in introducing products or product enhancements on a timely basis, if at all, or that the Company will be able to market successfully these products and product enhancements once developed. Further, there can be no assurance that the Company's products will not be rendered obsolete by new industry standards or changing technology.

  DEPENDENCE ON WIRELESS COMMUNICATIONS MARKETS.   Substantially all of the
Company's product revenues are presently derived from, and are expected to continue to be derived from, sales of products for wireless communications applications. These markets are characterized by intense competition, rapid technological change and short product life cycles. In addition, the wireless communications equipment markets have undergone a period of rapid growth and consolidation in the last few years. The Company's business, results of operations, and financial condition would be materially and adversely affected in the event of a significant slowdown in these markets. Products for wireless communications applications are based on industry standards, which are continually evolving. The emergence of new industry standards could render the Company's products unmarketable or obsolete. There can be no assurance that the Company will be able to successfully develop and introduce new products based on emerging industry standards and the failure of the Company to introduce such products on a timely basis, or at all, would have a material adverse effect on the Company's business, results of operations and financial condition.

  UNCERTAINTY RELATING TO PATENTS AND PROPRIETARY RIGHTS.   The Company's
success depends in part on its ability to obtain patents and licenses and to preserve other intellectual property rights covering its products and manufacturing processes. To that end, the Company has obtained certain domestic and foreign patents and intends to continue to seek patents on its inventions when appropriate. With respect to CyberDisplay products, the Company relies upon a combination of patent applications, patents and trade secrets to protect its related technology and many of the applications for these products. With respect to Wafer-Engineered materials, the Company primarily relies on trade secrets to protect its processing technology.

  The process of seeking patent protection can be time consuming and expensive and there can be no assurance that patents will issue from currently pending or future applications or that the Company's existing patents or any new patents that may be issued will be sufficient in scope or strength to provide meaningful protection or any commercial advantage to the Company. The Company may be subject to or may initiate interference proceedings in the United States Patent and Trademark Office, which can demand significant financial and management resources. Patent applications in the United States are maintained in secrecy until patents issue and since publication of discoveries in the scientific and patent literature lags behind actual discoveries, the Company cannot be certain that it was the first to conceive of inventions covered by pending patent applications or the first to file patent applications on such inventions. There can be no assurance that the Company's pending patent applications or those of its licensors will result in issued patents or that any issued patents will afford protection against a competitor. In addition, there can be no assurance that others will not obtain patents that would require the Company to license, circumvent or cease manufacturing and sales of products covered by such patents, or that such licenses, if needed, would be available to the Company on favorable terms, if at all.

  There can be no assurance that foreign intellectual property laws will protect the Company's intellectual property rights. Furthermore, there can be no assurance that others will not independently develop similar products, duplicate the Company's products or design around any patents issued to the Company. The Company's products might infringe the patent rights of others, whether existing now or in the future. For the same reasons, the products of others could infringe the patent rights of the Company. Although the Company is not aware of any pending or threatened patent litigation against the Company, the Company may be notified, from time to time, that it could be or is infringing certain patents and other intellectual property rights of others. Litigation, which could result in substantial cost to, and diversion of resources of, the Company even if the outcome is favorable to the Company, may be necessary to enforce patents or other intellectual property rights of the Company or to defend the Company against claimed infringement of the rights of others. These problems can be particularly severe in foreign countries. In the event of an adverse ruling in litigation against the Company for patent infringement, the Company might be required to discontinue the use of certain processes, cease the manufacture, use and sale of infringing products, expend significant resources to develop non-infringing technology or obtain licenses to patents of third parties covering the infringing technology. No assurance can be given that licenses will be obtainable on acceptable terms, or at all, or that damages for infringement will not be assessed or that litigation will not occur. The failure to obtain necessary licenses or other rights or litigation arising out of any such claims could have a material adverse effect on the Company's business, results of operations and financial condition.

  The Company also attempts to protect its proprietary information with contractual arrangements and under trade secret laws. Company employees and consultants generally enter into agreements containing provisions with respect to confidentiality and the assignment of rights to inventions made by them while in the employ of the Company. Agreements with consultants generally provide that rights to inventions made by them while consulting for the Company will be assigned to the Company unless such assignment is prohibited by the terms of any agreements with their regular employers. Agreements with employees, consultants and collaborators contain provisions intended to protect further the confidentiality of the Company's proprietary information. To date, the Company has had no experience in enforcing such agreements. There can be no assurance that these agreements will not be breached, that the Company would have adequate remedies for any breaches, or that the Company's trade secrets will not otherwise become known or be independently developed by competitors.

  LOSS OF EXCLUSIVITY OF MIT LICENSE.   In 1985, the Company obtained a license
to certain patents and patent applications from the Massachusetts Institute of Technology (''MIT'') for device wafers and related technology to make, have made, use and sell products for the life of the patents. The Company's revenues from products covered under this exclusive license arrangement have not been material to date. This license is exclusive with respect to commercial applications until April 22, 1999 and becomes non-exclusive thereafter. There can be no assurance that MIT will continue to license such technology to the Company on an exclusive basis after such date. Although revenues from the Company's products covered under this exclusive license arrangement have not been material to date, the Company believes that the loss of such exclusivity could result in competitors of the Company developing competing products utilizing this technology if MIT were to grant additional licenses. Should MIT license such technology to third parties, there can be no assurance that such licensing will not have a material adverse effect on the Company's business, results of operations and financial condition.

  DEPENDENCE ON KEY PERSONNEL.   The Company's success depends in large part
upon a number of key management and technical employees. The loss of the services of one or more key employees, including John C.C. Fan, the Company's President and Chief Executive Officer, could have a material adverse effect on the Company. The Company does not maintain any ''key-man'' insurance policies on Dr. Fan or any other employees. In addition, the Company's success will depend in significant part upon its ability to attract and retain highly-skilled management, technical, and sales and marketing personnel. Competition for such personnel is intense and there can be no assurance that the Company will be successful in attracting and retaining such personnel.

  RISKS ASSOCIATED WITH MANAGING AN EXPANDING BUSINESS.   Due to the level of
technical and marketing expertise necessary to support its existing and new customers, the Company must attract highly qualified and well-trained personnel. There may be only a limited number of persons with the requisite skills to serve in these positions and it may become increasingly difficult for the Company to hire such personnel. The Company has historically derived its revenues primarily from research and development contracts with various agencies of the federal government and sales of its device wafers. In order to achieve its business objectives, the Company must continue to undergo substantial changes in its operations to transition to a company which develops and manufactures advanced semiconductor device wafer products and small form factor displays and markets them to a broader commercial marketplace. This transition has placed, and is expected to continue to place, significant strain on the Company's limited administrative, operational and financial resources. Future expansion by the Company may also significantly strain the Company's management, manufacturing, financial and other resources, including required spending on capital expenditures. There can be no assurance that the Company's systems, procedures, controls and existing space will be adequate to support the Company's operations. There can also be no assurance that the Company will be able to finance such improvements. Failure to manage the Company's growth properly could have a material adverse effect on the Company's business, results of operations and financial condition.

  RISKS ASSOCIATED WITH POSSIBLE ACQUISITIONS AND INVESTMENTS.   The Company may
pursue potential acquisitions of businesses, products and technologies that could complement or expand the Company's business. The Company currently has no commitments or agreements with respect to any acquisitions and there can be no assurance that the Company will be able to identify any appropriate acquisition candidates. If the Company identifies an acquisition candidate, there can be no assurance that the Company will be able to successfully negotiate the terms of any such acquisition, finance such acquisition or integrate such acquired businesses, products or technologies into the Company's existing business and products. The negotiation of potential acquisitions as well as the integration of an acquired business could cause diversion of management's time and resources, and require the Company to use its capital to consummate a potential acquisition. Future acquisitions by the Company could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities, amortization expenses and write-downs of acquired assets. For example, the Company recorded a write-down of $3,900,000 in 1996 associated with its investment in Forte Technologies, Inc., a developer of virtual reality head-mounted systems and peripherals for the computer and entertainment markets. In addition, the Company has made, and may from time to time in the future make, investments in companies engaged in certain aspects of the flat panel display and electronics industries as part of its business strategy. If the Company were to complete any acquisitions or investments in the future, there can be no assurance that, whether or not consummated, any such acquisition or investment would not have a material adverse effect on the Company's business, results of operations and financial condition.

  ENVIRONMENTAL REGULATION.   The Company is subject to a variety of federal,
state and local governmental regulations related to the use, storage, discharge and disposal of toxic, volatile or otherwise hazardous chemicals used in its manufacturing process. Although the Company believes that its activities conform to presently applicable environmental regulations, the failure to comply with present or future regulations could result in fines being imposed on the Company, suspension of production or a cessation of operations. Any failure of the Company to control the use of, or adequately restrict the discharge of, hazardous substances, or otherwise comply with environmental regulations, could subject it to significant future liabilities. In addition, although the Company believes that its past operations conformed with then applicable environmental laws and regulations, there can be no assurance that the Company has not in the past violated applicable laws or regulations, which violations could result in remediation or other liabilities, or that past use or disposal of environmentally sensitive materials in conformity with then existing environmental laws and regulations will not result in remediation or other liabilities under current or future environmental laws or regulations.

  STOCK PRICE VOLATILITY.   The trading price of the Company's Common Stock
could be subject to wide fluctuations in response to quarter-to-quarter variations in results of operations, announcements of technological innovations or new products by the Company or its competitors, general conditions in the wireless communications, semiconductor and display markets, changes in earnings estimates by analysts, or other events or factors. In addition, the public stock markets have experienced extreme price and trading volume volatility in recent months. This volatility has significantly affected the market prices of securities of many technology companies for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of the Company's Common Stock.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

  The financial statements of the Company required by this item are incorporated in this report on pages F-1 through F-16. For other financial statements and schedules along with independent auditors' reports thereon required under this item, reference is made to Item 14 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
        FINANCIAL DISCLOSURE
        --------------------

  Not Applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-----------------------------------------------------------

  (a) Directors. The information with respect to directors required by this item is incorporated herein by reference from the Company's Proxy Statement relating to the Company's Annual Meeting of Shareholders to be held on May 21, 1998 (the "Proxy Statement").

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------

  (a) Documents filed as part of the Report:                               Page
                                                                           ----

      (1)  Consolidated Financial Statements:

           Index to Consolidated Financial Statements                       F-1

           Independent Auditors' Report.                                    F-2

           Consolidated Balance Sheets at December 31, 1997 and 1996        F-3

           Consolidated Statements of Operations for the Years Ended        F-4
           December 31, 1997, 1996 and 1995.

           Consolidated Statements of Stockholders' Equity for the          F-5
           Years Ended December 31, 1997, 1996 and 1995.

           Consolidated Statements of Cash Flows for the Years Ended        F-6
           December 31, 1997, 1996 and 1995.

           Notes to Consolidated Financial Statements.               F-7 to F-16

      (2)  Financial Statement Schedules:

           Schedule II       Valuation and Qualifying Accounts

      Schedules other than the one listed above have been omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements or the notes thereto.

      (3)  Exhibits

      3.1    Amended and Restated Certificate of Incorporation               (2)
      3.2    Amendment to Certificate of Incorporation                      (13)
      3.3    Amended and Restated By-laws                                    (2)
      4      Specimen Certificate of Common Stock                            (1)
      10.1   Form of Employee Agreement with Respect to Inventions
             and Proprietary Information                                     (1)
      10.2   1985 Incentive Stock  Option Plan, as amended                   (1)
      10.3   1992 Stock Option Plan Amendment                               (13)
      10.4   Form of Key Employee Stock Purchase Agreement                   (1)
      10.5   License Agreement by and between the Company and
             Massachusetts Institute of Technology dated April 22,
             1985, as amended                                                (1)
      10.6   Letter Agreement by and between the Company and Boeing
             Defense and Space Group dated February 11, 1992                 (1)
      10.7   Facility Lease, as amended, by and between the Company
             and Myles Standish Associates Limited Partnership
             commencing November 1, 1985                                     (1)
      10.8   Technology and Business Development Agreement, dated as
             of November 6, 1992 by and between the Company and
             Rockwell International Corporation (confidential
             portions on file with the Commission)                           (2)
      10.9   Stock Purchase Agreement, dated as of November 6, 1992, by and between the Company and Rockwell International Corporation  (2)

      10.10  Contract between the Company and the Defense Advanced Research
             Projects Agency, dated September 25, 1992                       (2)
      10.11  Contract between the Company and the David Sarnoff Research
             Center, dated July 17, 1992                                     (2)
      10.12  Contract between the Company and Microelectronics and Computer
             Technology Corporation, dated September 15, 1992                (2)
      10.13  Contract by and between the Company and the United States
             Department of Commerce dated September 16, 1992                 (2)
      10.14  Contract by and between the Company and the United States Army
             Natick RD&E Center dated December 29, 1993                      (3)
      10.15  Contract by and between the Company and Department of the Air
             Force, Air Force Material Command dated September 22, 1993      (3)
      10.16  Facility Lease, by and between the Company and Massachusetts
             Technology Park Corporation dated October 15, 1993              (3)
      10.17  Contract amendment by and between the Company and Advanced
             Research Projects Agency dated December 3, 1993                 (3)
      10.18  Cooperative Research and Development Agreement, by and between the Company and Massachusetts Institute of Technology Lincoln Laboratory dated September 14, 1993 (confidential portions
             on file with the Commission)                                    (3)
      10.19  Immersion Display System Development Agreement, by and between the Company and Honeywell Technology Center dated October 19,
             1993 (confidential portions on file with the Commission)        (3)
      10.20  Master Sublease  - Purchase Agreement, by and between the
             Company and Massachusetts Industrial Finance Agency dated
             June 23, 1994                                                   (4)
      10.21 Contract by and between the Company and the Advanced Research Projects Agency dated May 25, 1994 (confidential portions on
             file with the Commission)                                       (4)
      10.22  Joint Agreement by and between the Company and Philips
             Consumer Electronics Company, Division of Philips
             Electronics North America Corporation dated July 25, 1994
             (confidential portions on file with the Commission)             (5)
      10.23  Cross License and Supply Agreement, by and between the
             Company and Philips Electronics North America Corporation
             dated June 18, 1994 (confidential portions on file with the
             Commission)                                                     (5)
      10.24  Securities Purchase Agreement, by and between the Company and Forte Technologies, Inc. dated October 24, 1994
             (confidential portions on file with the Commission)             (6)
      10.25  Securities Purchase Agreement, by and between the Company and GMT Microelectronics Corporation, dated January 6, 1995
             (confidential portions on file with the Commission)             (7)
      10.26  Amended and Restated Employment Agreement between the Company
             and Dr. John C.C. Fan, dated as of May 1, 1995                  (8)
      10.27  Contract by and between the Company and the United States
             Department of Commerce dated April 25,1995                      (9)
      10.28  Securities Purchase Agreement, by and between the Company and
             Forte Technologies, Inc. dated September 15, 1995               (9)
      10.29  Cooperative Research and Development Agreement, by and between the Company and Massachusetts Institute of Technology Lincoln Laboratory dated June 21, 1995 (confidential portions on file
             with the Commission)                                            (9)
      10.30  Stock Purchase Agreement, by and between the Company and
             Telecom Holding dated November 24, 1995                        (10)
      10.31  Letter Agreement, by and between the Company and Telecom
             Holding Co., Ltd. Co., Ltd. dated November 24, 1995            (10)
      10.32  Stock Purchase Agreement, by and between the Company and
             United Microelectronics Corporation dated November 29, 1995     (9)
      10.33  Stock Purchase Agreement, by and between the Company and
             Unipac Optoelectronics Corporation dated November 29, 1995      (9)

      10.34  Letter Agreement, by and between the Company and United
             Microelectronics Corporation dated November 29, 1995
             (confidential portions on file with the Commission)             (9)
      10.35  Amendment Agreement, by and between the Company and Rockwell
             International Corporation dated September 29, 1995              (9)
      10.36  Securities Purchase Agreement, by and between the Company and
             Unitek Semiconductor, Inc. dated January 26, 1996              (11)
      10.37  Chattel Leasing Promissory Note, by and between the Company
             and BancBoston Leasing dated January 29, 1996                  (11)
      10.38  Securities Purchase Agreement, by and between the Company
             and Forte Technologies, Inc. dated February 8, 1996            (11)
      10.39  Securities Purchase Agreement, by and between Forte
             Technologies, Inc. and Investors, dated June 27, 1996          (12)
      10.40  Master lease agreement, by and between the Company and
             BancBoston Leasing dated December 23, 1996                     (13)
      21.1   Subsidiaries of Kopin Corporation
      23.1   Consent of Deloitte & Touche LLP, Independent Auditors of
             the Company
      27     Financial Data Schedule


(1) Filed as an exhibit to Registration Statement on Form S-1, File No. 33-45853, and incorporated herein by reference.

(2) Filed as an exhibit to Registration Statement on Form S-1, File No. 33-57450, and incorporated herein by reference.

(3) Filed as an exhibit to Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference.

(4) Filed as an exhibit to Quarterly Report on Form 10-Q for the quarterly period ended July 2, 1994 and incorporated herein by reference.

(5) Filed as an exhibit to Quarterly Report on Form 10-Q for the quarterly period ended October 1, 1994 and incorporated herein by reference.

(6) Filed as an exhibit to Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference.

(7) Filed as an exhibit to Quarterly Report on Form 10-Q for the quarterly period ended April 1, 1995 and incorporated herein by reference.

(8) Filed as an exhibit to Quarterly Report on Form 10-Q for the quarterly period ended July 1, 1995 and incorporated herein by reference.

(9) Filed as an exhibit to Annual Report on Form 10-K for the fiscal year ended December 31, 1995 and incorporated herein by reference.

(10) Filed as an exhibit to Schedule 13D for Telecom Holding, Co., Ltd. filed on October 10, 1995 and incorporated herein by reference.

(11) Filed as an exhibit to Quarterly Report on Form 10-Q for the quarterly period ended March 30, 1996 and incorporated herein by reference.

(12) Filed as an exhibit to Quarterly Report on Form 10-Q for the quarterly period ended June 29, 1996 and incorporated herein by reference.

(13) Filed as an exhibit to Annual Report on Form 10-K for the fiscal year ended December 31, 1996 and incorporated herein by reference.


(b)  Reports on Form 8-K:

       None

                               KOPIN CORPORATION

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                              Page
                                                                                              ----

Independent Auditors' Report                                                                  F-2
Consolidated Balance Sheets at December 31, 1997 and 1996                                     F-3
Consolidated Statements of Operations for the years ended December 31, 1997, 1996 and 1995    F-4
Consolidated Statements of Stockholders' Equity for the years ended December 31, 1997,
1996 and 1995                                                                                 F-5
Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995    F-6
Notes to Consolidated Financial Statements                                                    F-7


                         INDEPENDENT AUDITORS' REPORT




Board of Directors and Stockholders
Kopin Corporation
Taunton, Massachusetts



          We have audited the accompanying consolidated balance sheets of Kopin Corporation and Subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

          In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Kopin Corporation and Subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche LLP

Deloitte & Touche LLP
Boston, Massachusetts
February 20, 1998

                               KOPIN CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                                                    December 31,
                                                                            ----------------------------
                                                                                1997           1996
                                                                            -------------  -------------
Assets
Current assets:
     Cash  and equivalents                                                  $ 14,425,400   $ 16,511,291
     Marketable securities                                                     4,620,884     10,560,815
     Accounts receivable, net of allowance of $152,700 and $137,400
          Billed                                                               3,209,482      3,650,075
          Unbilled                                                             1,091,806      2,933,863
     Inventory                                                                 2,720,843      3,073,643
     Prepaid expenses and other current assets                                   798,867      1,257,781
                                                                            ------------   ------------
          Total current assets                                                26,867,282     37,987,468

Equipment and improvements:
     Equipment                                                                22,954,885     20,862,918
     Leasehold improvements                                                      772,717        772,717
     Furniture and fixtures                                                      331,955        361,483
     Equipment under construction                                              1,904,198        636,255
                                                                            ------------   ------------
                                                                              25,963,755     22,633,373
     Accumulated depreciation and amortization                                14,869,251     11,731,828
                                                                            ------------   ------------
                                                                              11,094,504     10,901,545

Other assets                                                                   3,372,692      2,962,149
Intangible assets                                                              2,059,918      1,894,392
                                                                            ------------   ------------
          Total assets                                                      $ 43,394,396   $ 53,745,554
                                                                            ============   ============

Liabilities and Stockholders' Equity
Current liabilities:
     Note payable                                                           $    450,000   $    500,000
     Accounts payable                                                          2,683,671      6,945,053
     Accrued payroll and expenses                                                725,187      1,427,305
     Unearned revenue                                                                  -         80,484
     Current portion of long-term obligations                                  1,542,818      1,347,636
                                                                            ------------   ------------
          Total current liabilities                                            5,401,676     10,300,478

Deferred rent                                                                    165,166        381,166
Long-term obligations, less current portion                                    1,958,968      2,793,061
Commitments
Stockholders' equity:
     Preferred stock, par value $.01 per share:  Authorized, 3,000 shares:
          none issued and outstanding
     Common stock, par value $.01 per share: Authorized, 20,000,000 shares;
          issued 11,122,143 shares in 1997 and 10,931,408 shares in 1996         111,221        109,314
     Additional paid-in capital                                               90,514,233     88,605,451
     Deferred compensation                                                      (231,955)      (227,706)
     Marketable securities valuation                                              (6,001)        44,933
     Deficit                                                                 (54,518,912)   (48,261,143)
                                                                            ------------   ------------
          Total stockholders' equity                                          35,868,586     40,270,849
                                                                            ------------   ------------
          Total liabilities and stockholders' equity                        $ 43,394,396   $ 53,745,554
                                                                            ============   ============

                See notes to consolidated financial statements.

                               KOPIN CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                    Years ended December 31,
                                                           ------------------------------------------
                                                               1997          1996           1995
                                                           ------------  -------------  -------------
Revenues:

 Product revenues                                          $13,110,044   $ 11,727,081   $  7,161,236
 Research and development revenues                           3,282,974      6,291,172      8,628,290
                                                           -----------   ------------   ------------
                                                            16,393,018     18,018,253     15,789,526
Expenses:
 Cost of product revenues                                    8,636,199      9,488,702      6,059,440
 Research and development-funded programs                    2,801,671      6,591,016      8,756,850
 Research and development-internal                           7,622,614      9,876,082      6,856,437
 General, administrative and selling                         4,292,383      7,070,275      4,012,764
 Other                                                         327,102        597,943        402,554
 Write-down of subsidiary assets                                     -      3,900,000              -
 Impairment charge                                                   -      4,990,412              -
                                                           -----------   ------------   ------------

                                                            23,679,969     42,514,430     26,088,045
                                                           -----------   ------------   ------------

Loss from operations                                        (7,286,951)   (24,496,177)   (10,298,519)
Other income and expense:
 Interest and other income                                   1,264,052      2,013,642      1,670,808
 Interest expense                                             (234,870)      (337,418)      (363,288)
                                                           -----------   ------------   ------------

Loss before minority interest                               (6,257,769)   (22,819,953)    (8,990,999)
Minority interest in loss of subsidiary                              -      1,223,589              -
                                                           -----------   ------------   ------------

Net loss                                                   $(6,257,769)  $(21,596,364)  $ (8,990,999)
                                                           ===========   ============   ============

Net loss per share - basic and diluted                          $(0.57)        $(1.98)        $(0.95)
                                                           ===========   ============   ============

Weighted average number of common shares outstanding        11,010,160     10,921,138      9,461,897
                                                           ===========   ============   ============



                See notes to consolidated financial statements.

                               KOPIN CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                              Common Stock        Additional
                          ---------------------    Paid-in     Deferred     Securities                    Treasury
                            Shares      Amount     Capital    Compensation    Valuation      Deficit        Stock         Total
                          ----------------------------------------------------------------------------------------------------------

Balance, January 1, 1995     9,298,711   $ 92,987  $61,926,736   $(224,670)   $(670,000)   $(17,673,780)           -   $ 43,451,273

Issuance of common stock,
  net of issuance costs of
  $397,143                   1,868,716     15,687   26,325,985           -            -               -    4,095,000     30,436,672

Purchase of common stock      (300,000)         -            -           -            -               -   (4,095,000)    (4,095,000)


Exercise of stock options       47,592        476      102,424           -            -               -            -        102,900

Amortization of compensation
  relating to grant of
  stock options                      -          -            -     130,188            -               -            -        130,188

Net unrealized gain on
  marketable securities              -          -            -           -      807,183               -            -        807,183

Net loss                             -          -            -           -            -      (8,990,999)           -     (8,990,999)

                            -------------------------------------------------------------------------------------------------------

Balance, December 31, 1995  10,915,019    109,150   88,355,145     (94,482)     137,183     (26,664,779)           -     61,842,217


Exercise of stock options       16,389        164       50,306           -            -               -            -         50,470

Compensation relating to
  grant of stock options             -          -      200,000    (200,000)           -               -            -              -

Amortization of compensation
   relating to grant of
   stock options                     -          -            -      66,776            -               -            -         66,776


Net unrealized loss on
  marketable securities              -          -            -           -      (92,250)              -            -        (92,250)


Net loss                             -          -            -           -            -     (21,596,364)           -    (21,596,364)

                            -------------------------------------------------------------------------------------------------------

Balance, December 31, 1996  10,931,408    109,314   88,605,451    (227,706)      44,933     (48,261,143)           -     40,270,849

Exercise of stock options      190,735      1,907    1,828,676           -            -               -            -      1,830,583

Compensation relating to
  grant of stock options             -          -       80,106     (80,106)           -               -            -              -

Amortization of compensation
  relating to grant of stock         -          -            -      75,857            -               -            -         75,857
  options

Net unrealized loss on
  marketable securities              -          -            -           -      (50,934)              -            -        (50,934)


Net loss                             -          -            -           -            -      (6,257,769)           -     (6,257,769)

                            -------------------------------------------------------------------------------------------------------

Balance, December 31, 1997  11,122,143   $111,221  $90,514,233   $(231,955)   $  (6,001)   $(54,518,912)           -   $ 35,868,586
                            ==========   ========  ===========  ==========    ==========   ============   ==========   ============

                See notes to consolidated financial statements.

                               KOPIN CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                   Years ended December 31,
                                                                         -------------------------------------------
                                                                             1997            1996           1995
                                                                         -------------  --------------  -------------
Cash flows from operating activities:
          Net loss                                                        ($6,257,769)   ($21,596,364)   ($8,990,999)
          Adjustments to reconcile net loss to
          net cash used in operating activities:
          Depreciation and amortization                                     3,512,272       3,499,881      2,956,322
          Write-down of subsidiary assets                                           -       3,900,000              -
          Amortization of compensation relating to grant of stock              75,857          66,776        130,188
           options
          Impairment charge                                                         -       4,990,412              -
          Decrease in unearned revenue                                        (80,484)        (92,004)       (92,004)
          Increase (decrease) in deferred rent                               (216,000)         (7,667)        34,001
          Minority interest in loss of subsidiary                                   -      (1,223,589)             -
          Changes in assets and liabilities:
               Accounts receivable                                          1,754,988        (558,326)    (1,883,623)
               Inventory                                                       (7,875)      1,480,547     (3,033,333)
               Prepaid expenses and other current assets                      458,914        (126,536)      (861,003)
               Intangible assets                                             (501,677)     (1,679,221)    (1,043,407)
               Accounts payable and accrued expenses                       (4,233,891)     (1,439,270)     1,356,571
                                                                         ------------   -------------   ------------
                    Net cash used in operating activities                  (5,495,665)    (12,785,361)   (11,427,287)
                                                                         ------------   -------------   ------------
Cash flows from investing activities:
     Acquisition of Forte Technologies, Inc., net of cash acquired                  -               -     (1,504,704)
     Marketable securities                                                  5,888,997       6,625,889     10,368,699
     Other assets                                                            (410,543)        476,185        309,762
     Capital expenditures                                                  (3,555,266)     (3,779,919)    (3,755,147)
                                                                         ------------   -------------   ------------
                    Net cash provided by investing activities               1,923,188       3,322,155      5,418,610
                                                                         ------------   -------------   ------------
Cash flows from financing activities:
     Net proceeds from issuance of common stock                                     -               -     30,436,672
     Purchase of common stock                                                       -               -     (4,095,000)
     Net proceeds from issuance of subsidiary preferred stock                       -       1,800,000              -
     Principal payments on long-term obligations                           (1,553,829)       (924,421)      (605,143)
     Proceeds from long-term obligations                                    1,259,832       2,830,425              -
     Proceeds from note payable                                               450,000         500,000      3,000,000
     Principal payment on note payable                                       (500,000)     (3,000,000)             -
     Proceeds from exercise of stock options                                1,830,583          50,470        102,900
                                                                         ------------   -------------   ------------
                    Net cash provided by financing activities               1,486,586       1,256,474     28,839,429
                                                                         ------------   -------------   ------------
Net increase (decrease) in cash and equivalents                            (2,085,891)     (8,206,732)    22,830,752
Cash and equivalents, beginning of year                                    16,511,291      24,718,023      1,887,271
                                                                         ------------   -------------   ------------
Cash and equivalents, end of year                                        $ 14,425,400   $  16,511,291   $ 24,718,023
                                                                         ============   =============   ============

Noncash investing and financing transactions:
     Marketable securities valuation                                         ($50,934)       ($92,250)  $    807,183

Supplementary cash flow information-Interest paid in cash                $    229,328   $     328,824   $    339,642

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

Industry Segment

Kopin Corporation and its subsidiaries (the "Company") operate in one industry segment which includes the development, manufacture and sale of flat panel display devices and products and wafer-engineered device wafers for commercial and consumer markets, and the performance of related research and development under contracts.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned and majority owned subsidiaries. All intercompany transactions and balances have been eliminated. From 1994 through 1996, the Company made equity investments in Forte Technologies, Inc. In May 1995, the Company obtained a controlling interest in Forte and consolidated the financial statements of Forte with those of the Company through December 31, 1996.

Revenue Recognition

Product revenue is recognized when a product is shipped or when a service is performed. For certain of its products, the Company provides customers with a twelve month warranty from the date of sale. Estimated sales return and warranty reserves are provided at the time of sale based upon historical and anticipated warranty costs.

Revenue from long-term research and development contracts is recognized on the percentage-of-completion method of accounting as work is performed, based upon the ratio that incurred costs or hours bear to estimated total completion cost or hours. At the time a loss on a contract becomes known, the entire amount of the estimated ultimate loss is recognized in the financial statements. Amounts earned on contracts in progress in excess of the billings of such contracts are classified as unbilled receivables and amounts received in excess of amounts earned are classified as unearned revenue. Unbilled receivables primarily result from the time necessary to accumulate costs, including costs incurred by subcontractors, for invoice preparation after the work has been performed by the Company. Unbilled receivables are billed based on dates stipulated in the related agreement or in periodic installments based upon the Company's monthly invoicing cycle.

Research and Development Costs

Research and development expenses include expenses incurred in support of internal development programs and programs funded by agencies of the federal government, including development programs for display devices and products, device wafers, circuit design costs, staffing, purchases of materials and laboratory supplies, and fabrication and packaging of the Company's display products.

Cash and Equivalents and Marketable Securities
The Company considers all highly liquid, short-term debt instruments with a maturity of three months or less at the date of purchase to be cash equivalents.

Marketable securities consist primarily of commercial paper, medium-term notes, and United States government and agency securities. Under Statement of Financial Accounting Standards ("SFAS") No. 115, the Company classifies marketable

                               KOPIN CORPORATION
securities included in Current Assets as "available for sale," and accordingly carries them as a current asset at market value.
Marketable securities included in Other Assets are classified as "held to maturity" and carried at cost as the Company has the ability and intent to hold them until maturity. From time to time, the Company sells marketable securities for working capital, capital expenditure and investment purposes. Approximately $13,200,000 of these marketable securities mature within one year, and substantially all the remaining marketable securities mature within three years. Gross unrealized holding gains or losses are recorded in a valuation allowance in stockholders' equity.


 Investments in marketable securities are as follows:

                                           Amortized                     Unrealized                         Fair
1996                                         Cost                  Gains                Losses              Value
                                      -----------------     -----------------     -----------------    -----------------
AVAILABLE FOR SALE SECURITIES:
U.S. government and agency securities       $ 7,981,356               $63,954               $ 8,402          $ 8,036,908
Corporate debt securities                     2,534,526                 5,371                15,990            2,523,907
                                            -----------               -------               -------          -----------
Total available for sale securities         $10,515,882               $69,325               $24,392          $10,560,815
                                            ===========               =======               =======          ===========
                                           Amortized                     Unrealized                           Fair
1997                                         Cost                  Gains                Losses                Value
                                      -----------------     -----------------     -----------------    -----------------
AVAILABLE FOR SALE SECURITIES:
U.S. government and agency securities       $ 2,585,254               $     -               $   751          $ 2,584,503
Corporate debt securities                     2,041,631                   983                 6,233            2,036,381
                                            -----------               -------               -------          -----------
Total available for sale securities         $ 4,626,885               $   983               $ 6,984          $ 4,620,884
                                            ===========               =======               =======          ===========

                               KOPIN CORPORATION

Inventory
Inventory is stated at the lower of cost (first-in, first-out method) or market, and consists of the following:

                                           1997        1996
                                        ----------  ----------

Raw materials                           $1,172,913  $1,871,222
Work in process                          1,529,463   1,036,276
Finished goods                              18,467     166,145
                                        ----------  ----------
                                        $2,720,843  $3,073,643
                                        ==========  ==========

Equipment and Improvements

Equipment and improvements are recorded at cost. Depreciation and amortization are provided using the straight-line method over the estimated lives of the assets, generally 3 to 10 years, or, in the case of leasehold improvements and leased equipment, over the term of the lease.

Intangible Assets
Amortization of intangible assets is on a straight-line basis over the estimated useful lives.

Net Loss Per Share

Net loss per share data is computed using the weighted average number of shares of common stock outstanding during the period. Common share equivalents have not been included because the effect would be anti-dilutive. The Company has adopted SFAS No. 128, "Earnings per Share," which became effective during the fourth quarter of 1997. The new pronouncement's requirements had no impact on the Company's previously reported loss per share.

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

Impairment Charge

On January 1, 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of." This statement establishes accounting standards for evaluating the carrying value of long-lived and certain identifiable intangible asets. SFAS No. 121 requires the carrying value of long-lived assets to be compared to estimates of expected future cash flows to be derived from these assets. In accordance with the adoption of SFAS No. 121, the Company estimated future cash flows from its product lines and compared the cash flows against the product lines' related capitalized development costs and related equipment. In January 1996 (the time at which the recognition criteria was first applied and met), the Company recorded an impairment charge of $4,990,412 which consisted primarily of the expensing of previously capitalized patent infringement legal costs and the write-down of purchased technology, prepaid license fees, certain patents and equipment. The $4,990,412 represents the amount that the carrying value of the assets exceeded their fair market value. The fair market value of the assets was determined based on valuation techniques utilizing the present value of estimated expected future cash flows.

                               KOPIN CORPORATION

Stock-Based Compensation
The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with APB No. 25, "Accounting for Stock Issued to Employees."

Reclassifications

Certain reclassifications have been made to the December 31, 1996 and 1995 amounts to conform to the 1997 presentation. The reclassifications consisted of presenting interest income, other income and interest expense as Other Income and Expense. In addition, previously reported research and development expense has been separated into research and development-funded programs and research and development-internal.

2. Contracts
-------------

The Company has entered into research and development contracts with various entities. The costs incurred in the performance of these contracts generally approximate the revenues earned thereon. In 1994, the Company entered into a $10,658,000 thirty-month contract with an agency of the federal government. The Company recognizes revenue on this contract in accordance with performance of tasks and recognized revenue of $492,000 in 1997, $3,441,000 in 1996 and $4,260,000 in 1995.

3. Other Assets
---------------

Other assets consist primarily of certain marketable debt securities, which are carried at cost, held in escrow as collateral under the Company's 5.625% equipment promissory note agreement, and minority interest investments in GMT Microelectronics, Inc. and Kendin Semiconductor, Inc.

4. Intangible Assets
--------------------

Intangible assets consist of the following:

                                        Estimated Useful
                                          Life (years)           1997             1996
                                        ----------------      -----------      ----------
Patents and application fees                          10      $ 2,316,376      $1,868,481
Licenses                                            5-12          935,207         881,424
Other deferred costs                                5-10                -           9,049
                                                              -----------      ----------
                                                                3,251,583       2,758,954
Less accumulated amortization                                  (1,191,665)       (864,562)
                                                              -----------      ----------
                                                              $ 2,059,918      $1,894,392
                                                              ===========      ==========

5. Investment in Forte Technologies, Inc.
------------------------------------------

Forte Technologies, Inc. was founded in July 1994. From October 1994 through December 31, 1996, Kopin made a series of equity investments in Forte totaling $5,750,000 resulting in an equity ownership of 59% at December 31, 1996.

At December 31, 1996, Kopin had loans outstanding to Forte of $2,433,675. Additionally, in January 1996, Kopin guaranteed an aggregate of $1,000,000 of equipment and working capital loans of Forte made by a senior lender. All Kopin loans to Forte were subordinated to the loans of the senior lender. Loans to the senior lender were paid in 1997.

                               KOPIN CORPORATION

As a result of declining sales and results of operations at Forte, the Company recorded, in the fourth quarter of 1996, write-downs of Forte's accounts receivable of $561,000, inventory of $1,848,000, equipment, improvements and other of $823,000 and its remaining investment of $668,000 in Forte, totaling $3,900,000. The write-downs of the long-lived assets, including equipment and improvements, represents the difference between the assets' carrying value and their fair market value. The fair market value was based on valuation techniques utilizing the present value of estimated expected future cash flows to be derived from the assets.

On March 7, 1997, Forte filed a voluntary petition seeking protection from its creditors under Chapter 11 of the United States Bankruptcy Code. In conjunction with the filing, the Company's representatives resigned from Forte's board of directors. As a result of the Chapter 11 filing, subsequent to March 7, 1997, the Company no longer consolidates the results of operations or assets and liabilities of Forte. In November 1997, Interactive Imaging Systems, Inc. (formerly named Kaotech Corporation), a newly organized entity (of which the Company owns approximately 19.5%), purchased substantially all of the assets of Forte, subject to certain liens, for approximately $60,000.

6. Income Taxes
---------------

As of December 31, 1997, the Company has available for tax reporting purposes, federal net operating loss and general business tax credit carryforwards of approximately $51,000,000 and $595,000, respectively, expiring from 2000 to 2012.

Deferred taxes are provided to recognize the effect of temporary differences between tax and financial reporting. Deferred income tax assets and liabilities consist of the following:


                                                     1997                 1996
                                                  ------------         ------------
Deferred tax assets:
     Net operating loss carryforward              $ 20,910,000         $ 17,900,600
     Amortization of intangible assets                 342,500              255,600
     Deferred rent                                      67,700              156,300
     Other                                             317,000              557,700
                                                  ------------         ------------
                                                    21,637,200           18,870,200
                                                  ------------         ------------
Deferred tax liabilities:
     Patent costs                                      950,000              766,100
     Depreciation                                    1,146,000            1,107,500
                                                  ------------         ------------
                                                     2,096,000            1,873,600
                                                  ------------         ------------
Net deferred tax assets                             19,541,200           16,996,600
Valuation allowance                                (19,541,200)         (16,996,600)
                                                  ------------         ------------
                                                  $          -         $          -
                                                  ============         ============

                               KOPIN CORPORATION

7. Note Payable and Long-term Obligations
-----------------------------------------

In 1997, the Company entered into a $450,000 demand note payable with a bank bearing interest at .75% above prime, or 9.25% at December 31, 1997.

In 1996, the Company entered into a $500,000 demand note payable with a bank bearing interest at 1.75% above prime, or 10% at December 31, 1996. The note was collateralized by certain assets of Forte. In 1995, the Company entered into a $3,000,000 demand note payable with a bank bearing interest at .5% above prime. The $3,000,000 demand note and the $500,000 demand note were repaid in 1996 and 1997, respectively.

Long-term obligations consist of the following:



                                                    1997              1996
                                                ----------         ----------
5.625% equipment promissory note                $  989,915         $1,605,050
Capital lease obligations-equipment              2,181,086          1,200,000
8.19% equipment promissory note                    330,785            611,224
9.02% equipment promissory note                          -            379,509
Secured demand promissory note                           -            344,914
                                                ----------         ----------
                                                 3,501,786          4,140,697
Less current portion                             1,542,818          1,347,636
                                                ----------         ----------
                                                $1,958,968         $2,793,061
                                                ==========         ==========



The 5.625% equipment promissory note requires monthly payments of principal and interest totaling $57,477 through June 1999. The loan obligation is specifically collateralized by the equipment financed under the agreement and certain marketable securities. These securities are shown as other assets on the Company's balance sheet, since they are not available for working capital purposes.

The equipment capital lease obligations require monthly payments of approximately $63,500 through June 2000, decreasing to approximately $32,500
thereafter until June 2001.   Early termination and equipment purchase options
may be exercised in December 1999 and December 2000, respectively, for the outstanding capital lease obligations. The capital lease obligations are specifically collateralized by equipment with a carrying value of $2,202,691 at December 31, 1997.

The 8.19% equipment promissory notes require monthly payments of principal and interest totaling $26,680 through January 1999. The loan obligations are collateralized by the equipment financed under the agreements.

The 9.02% equipment promissory note and the secured demand promissory note represent debt incurred by Forte to outside lenders. The 9.02% note was repaid in 1997. The secured demand promissory note was secured by all assets of Forte, subordinated to the loans of Forte's senior lender and certain loans to Kopin. As a result of Forte's petition for bankruptcy protection on March 7, 1997, this note is no longer an obligation  of the Company.

                               KOPIN CORPORATION

     The aggregate maturities of long-term obligations, including capital lease obligations, as of December 31, 1997 are as follows:

Year ending December 31,                               Amount
-------------------------------------------------------------
1998                                              $ 1,772,312
1999                                                1,133,967
2000                                                  692,444
2001                                                  317,100
                                                  -----------
                                                    3,915,823
Less:
     Amounts representing interest                   (414,037)
     Current portion of long-term obligations      (1,542,818)
                                                  -----------
                                                  $ 1,958,968
                                                  ===========


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

                               KOPIN CORPORATION

9. Stock Options
-----------------

The Company's 1992 Stock Option Plan permits the granting of both nonqualified stock options and incentive stock options. The plan covers 2,700,000 shares of common stock (including shares issued upon exercise of options granted pursuant to, or options remaining outstanding under, the 1985 Plan). The option price of incentive stock options shall not be less than 100%

of the fair market value of the stock at the date of grant, or in the case of certain incentive stock options, at 110% of the fair market value at the time of the grant. Options must be exercised within a ten-year period or sooner if so specified within the option agreement. Options granted generally vest over four years.

In 1994, the Company adopted the Director Stock Option Plan, which provides for the automatic granting, pursuant to a formula, of nonqualified stock options to the Company's non-employee directors. A maximum of 175,000 shares are issuable under the plan.

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

For certain options granted, the Company recognizes as compensation expense the excess of the fair market value of the common shares issuable upon exercise of such options over the aggregate exercise price of such options. This compensation expense is amortized ratably over the vesting period of each option. For the year ended December 31, 1997, such compensation expense of $75,857 was recorded and will aggregate to $231,955 over the remaining terms of the options. At December 31, 1997, the Company has available 149,004 shares of common stock for future grant under its stock option plans. A summary of option activity is as follows:

                                        1997                         1996                        1995
                           -------------------------------------------------------------------------------------
                                            Weighted                     Weighted                    Weighted
                                             Average                     Average                     Average
                               Shares    Exercise Price     Shares    Exercise Price    Shares    Exercise Price
                           -------------------------------------------------------------------------------------
Balance,beginning of year    1,807,966            $10.47  1,560,326           $12.38  1,250,380           $13.23
   Options granted             683,650             14.31  1,126,750             9.09    990,250            12.61
    Options cancelled          (89,234)            11.07   (862,721)           12.47   (632,712)           15.18
    Options exercised         (190,735)             9.60    (16,389)            3.09    (47,592)            2.14
                           -------------------------------------------------------------------------------------
Balance, end of year         2,211,647            $11.66  1,807,966           $10.47  1,560,326           $12.38
                             =========                    =========                   =========
Exercisable, end of year       967,000                      587,000                     446,000
                             =========                    =========                   =========

  Of the 2,211,647 options outstanding at December 31, 1997, 541,822 have exercise prices between $1.00 and $9.00, with a weighted average exercise price of $7.94 and a weighted average remaining contractual life of 8.3 years. Of these options, 270,173 are exercisable at a weighted average price of $8.16. An additional 789,925 options outstanding at December 31, 1997 have exercise prices between $9.25 and $11.75, with a weighted average exercise price of $10.48 and a weighted average remaining contractual life of 7.6 years. Of these options, 400,605 are exercisable at a weighted average price of $10.40. The remaining 879,900 options have exercise prices between $12.00 and $22.00, with a weighted average exercise price of $15.02 and a weighted average remaining contractual life of 8.5 years. Of these options, 298,062 are exercisable at a weighted average exercise price of $14.37. The weighted average exercise price of all options exercisable at December 31, 1997 is $11.00.

                               KOPIN CORPORATION

The Company has two fixed option plans which reserve shares of common stock for issuance to executives, key employees and directors. The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no additional compensation cost has been recognized for the stock option plans under SFAS No. 123. Had compensation cost for the Company's two stock option plans been determined based on the fair value at the grant date for awards in 1997, 1996 and 1995, consistent with the provisions of SFAS No. 123, the Company's net loss and loss per share would have been $7,763,328 or $.71 per share in 1997, $22,828,070 or $2.09 per share in 1996, and $9,281,283 or $.98 per share in 1995.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 1997, 1996, and 1995: no expected dividend yield; expected volatility of 61.3% in 1997, 57.6% in 1996, and 61.2% in 1995; risk-free interest rate of 5.72% in 1997 and 6.55% in 1996 and 1995; and expected lives of four years. The weighted-average fair value of options on grant date was $7.44 in 1997, $4.64 in 1996, and $6.25 in 1995.

10. Employee Benefit Plan
-------------------------

The Company has an employee benefit plan pursuant to Section 401(k) of the Internal Revenue Code. The plan allows employees to defer up to 15% of their annual compensation to a current maximum of $9,500. The Company will match 50% of all deferred compensation up to a maximum of 3% of each employee's annual compensation. The amount charged to operations in connection with this plan was approximately $91,000 in 1997, $92,000 in 1996, and $69,000 in 1995.

11. Major Customers
--------------------

During the years ended December 31, 1997, 1996, and 1995, approximately 20%, 35%, and 55%, respectively, of the Company's revenues resulted from multiple contracts with various agencies of the United States government. These contracts are subject to termination at the election of the relevant agency. Additionally, during the years ended December 31, 1997, 1996 and 1995, approximately 63%, 39% and 11% of the Company's revenue resulted from sales to a single customer.

12. Commitments
---------------

Leases
The Company leases certain machinery and equipment, and its facilities located in Taunton and Westborough, Massachusetts, and Los Gatos, California, under noncancelable operating leases. The Taunton lease expires in 2002. The Westborough lease, entered into in 1993, is a five-year lease and has been extended one additional year. The Los Gatos lease covers a five-year period terminating in 2002. Substantially all real estate taxes, insurance and maintenance expenses under these leases are obligations of the Company. The following is a schedule of minimum rental commitments under noncancelable operating leases subsequent to December 31, 1997:

Year ending December 31,                      Amount
------------------------------------------------------
1998                                        $1,242,994
1999                                         1,138,671
2000                                           267,223
2001                                           270,908
2002                                           253,916
                                            ----------
Total minimum lease payments                $3,173,712
                                            ==========

                               KOPIN CORPORATION

Costs incurred under operating leases are recorded as rent expense and aggregated approximately $979,000 in 1997, $1,214,000 in 1996 and $1,137,000 in
1995.

Other Agreements

The Company has entered into various license agreements which require the Company to pay royalties based upon a set percentage of product sales, subject, in some cases, to certain minimum amounts. Total royalty expense approximated

$24,000 in 1997, $25,500 in 1996 and $36,000 in 1995.

13. Litigation
--------------

The Company is engaged in legal proceedings arising in the ordinary course of business. The Company believes that the ultimate outcome of these proceedings will not have a material adverse impact on the Company's consolidated financial position, results of operations or cash flows.


14. Recent Pronouncements
-------------------------

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which is effective for the Company for the period commencing January 1, 1998. SFAS No. 130 has no impact on net income and requires that certain components of stockholders' equity from non-owner sources be reclassified and presented as "other comprehensive income." Currently, the Company's consolidated balance sheets contain no material components of stockholders' equity that would be reclassified as "other comprehensive income."

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which is effective for the Company for the period commencing January 1, 1998. The impact of SFAS No. 131 on the Company has not yet been determined.

15. Subsequent Event
--------------------

In February 1998, the Company issued 1,000,000 shares of common stock in a public offering and received net proceeds of approximately $17,800,000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 24, 1998                    KOPIN CORPORATION


                                  By: /s/ John C. C. Fan
                                      ---------------------------------------
                                                   John C. C. Fan
                                       Chairman of the Board, Chief Executive
                                           Officer, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

   Signature                          TITLE                    DATE
   ---------                          -----                    ----


/s/ John C. C. Fan          Chairman of  the Board,          March 24, 1998
------------------------    Chief Executive Officer,
    John C. C. Fan          President and Director
                            (principal executive officer)

/s/ David E. Brook          Director                         March 24, 1998
------------------------
    David E. Brook


/s/ Morton Collins          Director                         March 24, 1998
------------------------
    Morton Collins


/s/ Andrew H. Chapman       Director                         March 24, 1998
------------------------
    Andrew H. Chapman


/s/ Chi Chia Hsieh          Director                         March 24, 1998
------------------------
    Chi Chia Hsieh


/s/ Vallobh Vimolvanich     Director                         March 24, 1998
------------------------
     Vallobh Vimolvanich


/s/ Michael A. Wall         Director                         March 24, 1998
------------------------
    Michael A. Wall


/s/ Paul J. Mitchell        Treasurer and Chief              March 24, 1998
------------------------    Financial Officer
    Paul J. Mitchell        (principal financial and
                            accounting officer)

                               KOPIN CORPORATION
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                   YEARS ENDED DECEMBER 31, 1997, 1996, 1995


                                         Balance at       Additions         Deductions       Balance at
                                         Beginning        Charged to           from             End
Description                               of Year           Income            Reserve         of Year
                                 ----------------------------------------------------------------------------
Reserve deducted from assets--
allowance for doubtful accounts:
              1995                       $ 46,600          $39,000          $      -         $ 85,600
              1996                         85,600           72,000           (20,200)         137,400
              1997                        137,400           72,000           (56,700)         152,700

                               INDEX TO EXHIBITS

                                                                                   SEQUENTIAL
                                                                                         PAGE
EXHIBITS                                                                               NUMBER
--------                                                                              ------
3.1        Amended and Restated Certificate of Incorporation                            (2)
3.2        Amendment to Certificate of Incorporation                                   (13)
3.3        Amended and Restated  By-laws                                                (2)
4          Specimen Certificate of Common Stock                                         (1)
10.1       Form of Employee Agreement with Respect to Inventions and Proprietary
           Information                                                                  (1)
10.2       1985 Incentive Stock Option Plan, as amended                                 (1)
10.3       1992 Stock Option Plan Amendment                                            (13)
10.4       Form of Key Employee Stock Purchase Agreement                                (1)
10.5       License Agreement by and between the Company and Massachusetts Institute
           of Technology dated April 22, 1985, as amended                               (1)
10.6       Letter Agreement by and between the Company and Boeing Defense and Space
           Group dated February 11, 1992                                                (1)
10.7       Facility Lease, as amended, by and between the Company and Myles Standish
           Associates Limited Partnership commencing November 1, 1985                   (1)
10.8       Technology and Business Development Agreement, dated as of
           November 6, 1992 by and between the Company and Rockwell International
           Corporation (confidential portions on file with the Commission)              (2)
10.9       Stock Purchase Agreement, dated as of November 6, 1992, by and between
           the Company and Rockwell International Corporation                           (2)
10.10      Contract between the Company and the Defense Advanced Research Projects
           Agency, dated September 25, 1992                                             (2)
10.11      Contract between the Company and the David Sarnoff Research Center,
           dated July 17, 1992                                                          (2)
10.12      Contract between the Company and Microelectronics and Computer
           Technology Corporation, dated September 15, 1992                             (2)
10.13      Contract by and between the Company and the United States Department
           of Commerce dated September 16, 1992                                         (2)
10.14      Contract by and between the Company and the United States Army
           Natick RD&E Center dated December 29, 1993                                   (3)
10.15      Contract by and between the Company and Department of the Air Force,
           Air Force Material Command dated September 22, 1993                          (3)
10.16      Facility Lease, by and between the Company and Massachusetts
           Technology Park Corporation dated October 15, 1993                           (3)
10.17      Contract amendment by and between the Company and Advanced Research
           Projects Agency dated December 3, 1993                                       (3)
10.18      Cooperative Research and Development Agreement, by and between the
           Company and Massachusetts Institute of Technology Lincoln Laboratory
           dated September 14, 1993 (confidential portions on file with the
           Commission)                                                                  (3)
10.19      Immersion Display System Development Agreement, by and between the
           Company and Honeywell Technology Center dated October 19, 1993
           (confidential portions on file with the Commission)                          (3)
10.20      Master Sublease  - Purchase Agreement, by and between the Company and
           Massachusetts Industrial Finance Agency dated June 23, 1994                  (4)
10.21      Contract by and between the Company and the Advanced Research Projects
           Agency dated May 25, 1994(confidential portions on file with the
           Commission)                                                                  (4)
10.22      Joint Agreement by and between the Company and Philips Consumer
           Electronics Company, Division of Philips Electronics North America
           Corporation dated July 25, 1994 (confidential portions on file with
           the Commission)                                                              (5)


                                                                                   SEQUENTIAL
                                                                                         PAGE
EXHIBITS                                                                               NUMBER
--------                                                                              ------
10.23      Cross License and Supply Agreement, by and between the Company and
           Philips Electronics North America Corporation dated June 18,
           1994 (confidential portions on file with the Commission)                     (5)
10.24      Securities Purchase Agreement, by and between the Company and Forte
           Technologies, Inc. dated October 24, 1994(confidential portions on
           file with the Commission)                                                    (6)
10.25      Securities Purchase Agreement, by and between the Company
           and GMT Microelectronics Corporation, dated January 6, 1995
           (confidential portions on file with the Commission)                          (7)
10.26      Amended and Restated Employment Agreement between the Company and
           Dr. John C.C. Fan, dated as of May 1, 1995                                   (8)
10.27      Contract by and between the Company and the United States Department
           of Commerce dated April 25, 1995                                             (9)
10.28      Securities Purchase Agreement, by and between the Company and Forte
           Technologies, Inc. dated September 15, 1995                                  (9)
10.29      Cooperative Research and Development Agreement, by and between the
           Company and Massachusetts Institute of Technology Lincoln Laboratory
           dated June 21, 1995 (confidential portions on file with the Commission)      (9)
10.30      Stock Purchase Agreement, by and between the Company and Telecom
           Holding dated November 24, 1995                                             (10)
10.31      Letter Agreement, by and between the Company and Telecom Holding
           Co., Ltd. dated November 24, 1995                                           (10)
10.32      Stock Purchase Agreement, by and between the Company and United
           Microelectronics Corporation dated November 29, 1995                         (9)
10.33      Stock Purchase Agreement, by and between the Company and Unipac
           Optoelectronics Corporation dated November 29, 1995                          (9)
10.34      Letter Agreement, by and between the Company and United Microelectronics
           Corporation dated November 29, 1995(confidential portions on file with
           the Commission)                                                              (9)
10.35      Amendment Agreement, by and between the Company and Rockwell
           International Corporation dated September 29, 1995                           (9)
10.36      Securities Purchase Agreement, by and between the Company and
           Unitek Semiconductor, Inc. dated January 26, 1996                           (11)
10.37      Chattel Leasing Promissory Note, by and between the Company
           and BancBoston Leasing dated January 29, 1996                               (11)
10.38      Securities Purchase Agreement, by and between the Company
           and Forte Technologies, Inc. dated February 8, 1996                         (11)
10.39      Securities Purchase Agreement, by and between Forte Technologies, Inc.
           and Investors, dated June 27, 1996                                          (12)
10.40      Master lease agreement, by and between the Company and BancBoston
           Leasing dated December 23, 1996                                             (13)
21.1       Subsidiaries of Kopin Corporation
23.1       Consent of Deloitte & Touche LLP, Independent Auditors of the Company
27         Financial Data Schedule


(1) Filed as an exhibit to Registration Statement on Form S-1, File No. 33-45853, and incorporated herein by reference.

(2) Filed as an exhibit to Registration Statement on Form S-1, File No. 33-57450, and incorporated herein by reference.

(3) Filed as an exhibit to Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference.

(4) Filed as an exhibit to Quarterly Report on Form 10-Q for the quarterly period ended July 2, 1994 and incorporated herein by reference.

(5) Filed as an exhibit to Quarterly Report on Form 10-Q for the quarterly period ended October 1, 1994 and incorporated herein by reference.

(6) Filed as an exhibit to Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference.

(7) Filed as an exhibit to Quarterly Report on Form 10-Q for the quarterly period ended April 1, 1995 and incorporated herein by reference.

(8) Filed as an exhibit to Quarterly Report on Form 10-Q for the quarterly period ended July 1, 1995 and incorporated herein by reference.

(9) Filed as an exhibit to Annual Report on Form 10-K for the fiscal year ended December 31, 1995 and incorporated herein by reference.

(10) Filed as an exhibit to Schedule 13D for Telecom Holding, Co., Ltd. filed on October 10, 1995 and incorporated herein by reference.

(11) Filed as an exhibit to Quarterly Report on Form 10-Q for the quarterly period ended March 30, 1996 and incorporated herein by reference.

(12) Filed as an exhibit to Quarterly Report on Form 10-Q for the quarterly period ended June 29, 1996 and incorporated herein by reference.

(13) Filed as an exhibit to Annual Report on Form 10-K for the fiscal year ended December 31, 1996 and incorporated herein by reference.