Form 10-Q
period 1998-03-28
KOPIN CORP
filed 1998-05-12
CIK 771266

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


 QUARTERLY REPORT PURSUANT TO SECTION 13 OR l5(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 28, 1998

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

                                Yes   X    No
                                     ---      ---


Applicable only to corporate issuers:

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                   Class                  Outstanding as of April 30, 1998
                   -----                  --------------------------------

          Common Stock, par value $.01                 12,147,863

                               KOPIN CORPORATION

                                     INDEX
                                     -----



                                                                        Page No.
                                                                         -------
PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Consolidated Balance Sheets at March 28, 1998 and
           December 31, 1997                                                 3

           Consolidated Statements of Operations for the
           Three months ended March 28, 1998 and March 29, 1997              4

           Consolidated Statements of Stockholders' Equity for the
           Three months ended March 28, 1998 and March 29, 1997              5

           Consolidated Statements of Cash Flows for the
           Three months ended March 28, 1998 and March 29, 1997              6

           Notes to Consolidated Financial Statements                        7


  Item 2.  Management's Discussion and Analysis of Financial Condition       8
           and Results of Operations


PART II - OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K                                 11


SIGNATURES                                                                  12

                               KOPIN CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)

                                   March 28, 1998       December 31, 1997
                                   --------------       -----------------
ASSETS
------
Current assets:
 Cash and equivalents                $35,557,165         $ 14,425,400
 Marketable securities                 2,009,938            4,620,884
 Accounts receivable, net of
  allowance of $152,700 and
  $152,700:
    Billed                             3,909,900            3,209,482
    Unbilled                           1,107,812            1,091,806
 Inventory                             2,784,485            2,720,843
 Prepaid expenses and
  other current assets                   609,783              798,867
                                   -------------        -------------
   Total current assets               45,979,083           26,867,282

Equipment and improvements:
 Equipment                            25,167,639           22,954,885
 Leasehold improvements                  815,095              772,717

 Furniture and fixtures                  335,326              331,955
 Equipment under construction            224,871            1,904,198
                                   -------------        -------------
                                      26,542,931           25,963,755
 Accumulated depreciation
  and amortization                    15,775,020           14,869,251
                                   -------------        -------------
                                      10,767,911           11,094,504
Other assets                           5,889,501            3,372,692
Intangible assets                      2,068,022            2,059,918
                                   -------------        -------------
   Total assets                      $64,704,517         $ 43,394,396
                                   =============        =============

LIABILITIES AND STOCKHOLDERS'
----------------------------
EQUITY
------

Current liabilities:
 Note payable                        $         -         $    450,000
 Accounts payable                      2,559,325            2,683,671
 Accrued payroll and expenses          1,337,220              725,187
 Current portion of
  long-term obligations                2,508,288            1,542,818
                                   -------------        -------------
   Total current liabilities           6,404,833            5,401,676
Deferred rent                                  -              165,166
Long-term obligations,
 less current portion                  5,611,023            1,958,968
Stockholders' equity:
 Preferred stock, par
  value $.01 per share:
  Authorized, 3,000 shares;
  none issued and outstanding
 Common stock, par value
  $.01 per share:
  Authorized, 20,000,000
  shares; issued 12,146,660
  shares in 1998 and 11,122,143
  shares in 1997                         121,467              111,221
 Additional paid-in capital          107,915,551           90,514,233
 Deferred compensation                  (215,230)            (231,955)
 Accumulated other
  comprehensive loss                      (3,190)              (6,001)
 Accumulated deficit                 (55,129,937)         (54,518,912)
                                   -------------         ------------
   Total stockholders'
    equity                            52,688,661           35,868,586
                                   -------------        -------------
   Total liabilities and
    stockholders' equity             $64,704,517         $ 43,394,396
                                   =============        =============

                See notes to consolidated financial statements.

                               KOPIN CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                              Three Months Ended
                                                        -----------------------------
                                                         March 28,        March 29,
                                                           1998              1997
                                                        -----------      -----------
Revenues:
  Product revenues                                      $ 4,660,684       $ 2,882,077
  Research and development revenues                         805,863           831,936
                                                        -----------       -----------
                                                          5,466,547         3,714,013
Expenses:
  Cost of product revenues                                2,723,238         2,111,365
  Research and development                                2,550,005         2,803,978
  General, administrative and selling                       991,695         1,086,044
  Other                                                      91,899            75,612
                                                        -----------       -----------
                                                          6,356,837         6,076,999
                                                        -----------       -----------

Loss from operations                                       (890,290)       (2,362,986)
Other income and expense:
  Interest and other income                                 379,235           314,897
  Interest expense                                          (99,970)          (53,529)
                                                        -----------       -----------
Net loss                                                 ($ 611,025)      ($2,101,618)
                                                        ===========       ===========

Net loss per share - basic and diluted                       ($ .05)           ($ .19)
                                                        ===========       ===========
Weighted average number of common shares
outstanding                                              11,660,684        10,940,988
                                                        ===========       ===========

                See notes to consolidated financial statements.

                               KOPIN CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

              THREE MONTHS ENDED MARCH 28, 1998 AND MARCH 29, 1997

                                  (UNAUDITED)

                                         Additional                                     Accumulated
                                       Common Stock                                        Other
                                      ---------------        Paid-in      Deferred     Comprehensive
                                      Shares     Amount      Capital    Compensation       Loss       Deficit      Total
                                      ---------  ------      -------    ------------   ------------   -------      -----
Balance, December 31, 1996           10,931,408  $109,314  $ 88,605,451   ($227,706)  $ 44,933   ($48,261,143)  $40,270,849

  Exercise of stock options               9,580        96        93,534          --         --             --        93,630

  Amortization of compensation
     relating to grant of stock
     options                                 --        --            --      18,180         --             --        18,180

  Net unrealized gain on marketable
     securities                              --        --            --          --      1,100             --         1,100

  Net loss for the three month
     period ended March 29, 1997             --        --            --          --         --     (2,101,618)   (2,101,618)
                                     ----------  --------  ------------  ----------   --------   ------------   -----------
Balance, March 29, 1997              10,940,988  $109,410  $ 88,698,985  ($ 209,526)  $ 46,033   ($50,362,761)  $38,282,141
                                     ==========  ========  ============  ==========   ========   ============   ===========


Balance, December 31, 1997           11,122,143  $111,221  $ 90,514,233   ($231,955)   ($6,001)  ($54,518,912)  $35,868,586

  Issuance of common stock, net of
     issuance costs of $1,829,000     1,000,000    10,000    17,161,418          --         --             --    17,171,418

  Exercise of stock options              24,517       246       239,900          --         --             --       240,146

  Amortization of compensation
     relating to grant of stock
     options                                 --        --            --      16,725         --             --        16,725

  Net unrealized gain on marketable
     securities                              --        --            --          --      2,811             --         2,811

  Net loss for the three month
     period ended March 28, 1998             --        --            --          --         --       (611,025)     (611,025)
                                     ----------  --------  ------------  ----------   --------   ------------   -----------
Balance, March 28, 1998              12,146,660  $121,467  $107,915,551  ($ 215,230)  ($ 3,190)  ($55,129,937)  $52,688,661
                                     ==========  ========  ============  ==========   ========   ============   ===========

                See notes to consolidated financial statements.

                               KOPIN CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (unaudited)

                                                                                         Three Months Ended
                                                                                   ------------------------------
                                                                                      March 28,       March 29,
                                                                                        1998            1997
                                                                                   -----------       ------------
Cash flows from operating activities:
  Net loss                                                                         ($ 611,025)       ($ 2,101,618)
  Adjustments to reconcile net loss
     to net cash used in operating  activities:
     Depreciation and amortization                                                    997,668             863,298
    Amortization of compensation relating to grant
       of stock options                                                                16,725              18,180
    Decrease in unearned revenue                                                            -             (23,001)
    Decrease in deferred rent                                                        (165,166)            (54,000)
    Changes in assets and liabilities:
       Accounts receivable                                                           (716,424)          1,002,215
       Inventory                                                                      (63,642)            135,272
       Prepaid expenses and other current assets                                      189,084             352,326
       Intangible assets                                                             (100,003)            (58,951)
       Accounts payable and accrued expenses                                          487,687          (2,311,353)
                                                                                  -----------       -------------
       Net cash provided by (used in) operating activities                             34,904          (2,177,632)
                                                                                  -----------       -------------

Cash flows from investing activities:
  Marketable securities                                                             2,613,757           3,175,601
  Other assets                                                                     (2,516,809)           (120,539)
  Capital expenditures                                                               (579,176)         (1,247,246)
                                                                                  -----------       -------------
       Net cash provided by (used in) investing activities                           (482,228)          1,807,816
                                                                                  -----------       -------------

Cash flows from financing activities:
  Net proceeds from issuance of common stock                                       17,171,418                   -
  Principal payment on notes payable                                                 (450,000)                  -
  Proceeds from long-term obligations                                               5,000,000                   -
  Principal payment on long-term obligations                                         (382,475)           (334,950)
  Proceeds from exercise of stock options                                             240,146              93,630
                                                                                  -----------       -------------
       Net cash provided by (used in) financing activities                         21,579,089            (241,320)
                                                                                  -----------       -------------

Net increase (decrease) in cash and equivalents                                    21,131,765            (611,136)
Cash and equivalents, beginning of period                                          14,425,400          16,511,291
                                                                                  -----------       -------------
Cash and equivalents, end of period                                               $35,557,165       $  15,900,155
                                                                                  ===========       =============

Non-cash investing and financing transactions:
   Marketable securities valuation                                                $     2,811       $       1,100

 Supplementary information -Interest paid in cash                                 $    68,277       $      53,529

                See notes to consolidated financial statements.

                               KOPIN CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.     BASIS OF PRESENTATION
       ---------------------

The financial statements for the three month periods ended March 28, 1998 and March 29, 1997 are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. Certain reclassifications have been made to the March 29, 1997 amounts to conform to the 1998 presentation including the presentation of interest income, other income and interest expense shown as Other Income and Expense. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission (File No. 0-19882) for the year ended December 31, 1997.

The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for any other interim period or for a full fiscal year.

The consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All intercompany transactions and balances have been eliminated.

2.    NET LOSS PER SHARE
      ------------------

Net loss per share is computed using the weighted average number of common shares outstanding during the period. Common share equivalents have not been included because the effect would be anti-dilutive. The Company has adopted Statement of Financial Accounting Standards (SFAS) No.128, "Earnings Per Share," which became effective during the fourth quarter of 1997. The new pronouncement's requirements had no impact on the Company's previously reported loss per share.

3.     LONG-TERM OBLIGATIONS
       ---------------------

In March 1998, the Company entered into a $5,000,000 term loan which requires the Company to make quarterly principal payments of $250,000 plus interest at a floating rate based upon LIBOR. This term loan is secured by the Company's accounts receivable.

4.    STOCKHOLDERS' EQUITY
      --------------------

In February 1998, the Company completed a 2,000,000 share public offering of its common stock at a price of $19.00 per share. Of the total shares sold, 1,000,000 shares were sold by Kopin and the other 1,000,000 shares were sold by Telecom Holding Co., Ltd. of Thailand. Net proceeds to the Company totaled approximately $17,171,000.

5.     RECENT PRONOUNCEMENTS
       ---------------------

In January 1998, the Company adopted SFAS No.130, "Reporting Comprehensive Income," which became effective during the quarter. SFAS No. 130 requires reporting of comprehensive income, which in the case of the Company, is a combination of reported net loss and the change in the marketable securities valuation which is a component of stockholders' equity. SFAS No. 130 has no impact on the Company's net loss. Comprehensive loss for the quarters ended March 28, 1998 and March 29, 1997 was $608,214 and $2,100,518.

In January 1998, the Company adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," which will become reportable during the fourth quarter. The impact of SFAS No. 131 on the Company has not yet been determined.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        -----------------------------------------------------------------------
        OF OPERATIONS
        -------------

Kopin is a leading developer and manufacturer of advanced semiconductor materials and small form factor displays. The Company was incorporated in 1984 to further develop and commercialize certain semiconductor expertise developed at MIT. Historically, the Company has derived most of its revenues from research and development contracts with agencies of the United States government. Beginning in 1995, the Company experienced a significant increase in revenues from sales of its device wafers, and in 1996, revenues from such sales for the first time exceeded revenues from research and development contracts. More recently, the Company has commenced sales of CyberDisplay products. The Company has been unprofitable since inception and, at March 28, 1998, the Company had an accumulated deficit of $55,129,937.

RESULTS OF OPERATIONS

     REVENUES.   The Company's total revenues were $5,466,547 for the three months ended March 28, 1998 compared to $3,714,013 during the corresponding period in 1997, an increase of $1,752,534. The Company's product revenues were $4,660,684 for the three months ended March 28, 1998 compared to $2,882,077 in 1997, an increase of $1,778,607. Product revenues from sales of the Company's device wafers were $4,386,000 in 1998 compared to $2,822,774 in 1997, an increase of $1,563,226 or 55.4%. The increase in product revenues was due to an increase in sales of HBT device wafers and display products over the corresponding period in the prior year. The increase in sales of the Company's device wafers was primarily due to the increased use of these wafers in various wireless telecommunications products, particularly by the Company's major customer, Rockwell International. Research and development revenues were $805,863 for the three months ended March 28, 1998 compared to $831,936 during the corresponding period in 1997, a decrease of $26,073 primarily attributable to a decrease in contract revenues from agencies of the federal government. As a result of the expirations of multi-year contracts with the federal government and the Company's increased emphasis on product revenues, the Company believes that research and development revenues will continue to decline as a percentage of total revenues for the near future.

     COST OF PRODUCT REVENUES.   Cost of product revenues, which is comprised of
materials, labor and manufacturing overhead related to the Company's products, was $2,723,238, or 58.4% of product revenues, for the three months ended March 28, 1998 compared to $2,111,365, or 73.3% of product revenues, for the three months ended March 29, 1997. The improvement in cost of product revenues as a percentage of product revenues in 1998 was primarily due to increased sales of device wafers resulting in lower unit costs.

     RESEARCH AND DEVELOPMENT.   Research and development expenses include
expenses incurred in support of internal development programs and programs funded by agencies of the federal government, including development programs for display devices and products, device wafers, circuit design costs, staffing, purchases of materials and laboratory supplies, and fabrication and packaging of the Company's display products. Funded research and development expenses were $1,056,134 for the three months ended March 28, 1998 compared to $923,860 for the three months ended March 29, 1997, an increase of $132,274. Internal research and development expenses were $1,493,871 for the three months ended March 28, 1998 compared to $1,880,118 during the corresponding period in 1997, a decrease of $396,247. The decrease in internal research and development expenses was primarily a result of reduced development costs incurred for fabrication and packaging of the Company's display products.

     GENERAL, ADMINISTRATIVE AND SELLING.   General, administrative and selling
expenses consist of the expenses incurred by the Company's business development and sales personnel, marketing expenses, and administrative and general corporate expenses. General, administrative and selling expenses were $991,695 for the three months ended March 28, 1998 compared to $1,086,044 during the corresponding period in 1997, a decrease of $94,349. The decrease in general, administrative and selling expenses in 1998 was primarily due to changes in personnel and related expenses. In addition, general, administrative and selling expenses include non-cash charges for compensation expense of $16,725 for the three months ended March 28, 1998 compared to $18,180 in the for the three months ended March 29, 1997 relating to the issuance of certain stock options.

     OTHER. Other expenses were $91,899 for the three months ended March 28, 1998 compared to $75,612 during the corresponding period in 1997.

     OTHER INCOME, NET. Other income, net was $279,265 for the three months ended March 28, 1998 compared to $261,368 during the corresponding period in 1997. The increase was primarily due to increased interest income of $379,235 during the three months ended March 28, 1998 compared to $314,897 for the corresponding period in 1997, resulting from higher cash balances in 1998, partially offset by increased interest expense of $99,970 in 1998 compared to $53,529 in 1997 due to additional debt funding obtained by the Company.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations primarily through public and private placements of its equity securities, research and development contract revenues, and sales of its device wafers and display devices and products. In February 1998, the Company completed a 2,000,000 share public offering of its common stock at a price of $19.00 per share. Of the total shares sold, 1,000,000 shares were sold by Kopin and the other 1,000,000 shares were sold by Telecom Holding Co., Ltd. of Thailand. Net proceeds to the Company totaled approximately $17,171,000.

     As of March 28, 1998, the Company had cash and equivalents and marketable securities of $37,567,103 and working capital of $39,574,250 compared to $19,046,284 and $21,465,606 as of December 31, 1997. The increase in cash and equivalents and marketable securities is primarily due to the public offering of common stock resulting in net proceeds to the Company of $17,171,000 and the receipt of a term loan facility of $5,000,000, offset by an increase in other assets of $2,516,809, capital expenditures of $579,176, and principal payments on notes payable and long-term obligations of $832,475. The Company also has approximately $1,096,000 of marketable securities held in escrow as equipment financing collateral which is shown in other assets.

     The Company periodically enters into various long-term debt arrangements to finance equipment purchases and other activities. As of March 28, 1998, long-term debt obligations totaled $8,119,311, of which $2,508,288 is payable in 1998.

     In March 1998, the Company entered into a $5,000,000 term loan which requires the Company to make quarterly principal payments of $250,000 plus interest at a floating rate based upon LIBOR. This term loan is secured by the Company's accounts receivable.

     In October 1993, the Company entered into a lease for a 74,000 square foot manufacturing facility. This facility, which includes 10,000 square feet of environmentally controlled clean rooms, is used primarily for the Company's production of display devices. This facility is occupied under a lease that expires in October 2000, with renewable options for up to four additional years at the Company's election. The Company will make lease payments of approximately $1.0 million per year over the remaining term of the lease.

     The Company expects to expend approximately $5,000,000 on capital expenditures over the next twelve months, primarily for the acquisition of equipment relating to the manufacturing, packaging and testing of CyberDisplay products and production of the Company's device wafers.

RECENT ACCOUNTING PRONOUNCEMENTS

     In January 1998, the Company adopted SFAS No.130, "Reporting Comprehensive Income," which became effective during the quarter. SFAS No. 130 requires reporting of comprehensive income, which in the case of the Company, is a combination of reported net loss and the change in the marketable securities valuation which is a component of stockholders' equity. SFAS No. 130 has no impact on the Company's net loss. Comprehensive loss for the quarters ended March 28, 1998 and March 29, 1997 was $608,214 and $2,100,518.

In January 1998, the Company adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," which will become reportable during the fourth quarter. The impact of SFAS No. 131 on the Company has not yet been determined.

FUTURE OPERATING RESULTS

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

     Certain of the statements contained in this Form 10-Q, including Management's Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking statements that involve risks and uncertainties. In addition to the risks and uncertainties set forth in this Form 10-Q, other factors that could cause actual results to differ materially include the following: general economic and business conditions and growth in the flat panel display industry and the gallium arsenide integrated circuit and materials industries, the impact of competitive products and pricing, availability of third party components, availability of integrated circuit fabrication facilities, cost and yields associated with production of the Company's CyberDisplay imaging devices and device wafers, loss of significant customers, acceptance of the Company's products, continuation of strategic relationships, and the risk factors and cautionary statements listed from time to time in the Company's periodic reports and registration statements filed with the Securities and Exchange Commission, including but not limited to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

PART II. OTHER INFORMATION


Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

10.41 Loan Agreement, by and between the Company and The Sumitomo Bank, Limited, dated February 27, 1998

10.42 Note Agreement, by and between the Company and The Sumitomo Bank, Limited, dated February 27, 1998

10.43 Restricted Account and Security Agreement, by and between the Company and The Sumitomo Bank, Limited, dated February 27, 1998

27      Financial Data Schedule

(b)  Reports on Form 8-K

        None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         KOPIN CORPORATION
                                         (Registrant)



Date: May 8, 1998                       By: /s/ John C.C. Fan
                                            ---------------------------------
                                            John C.C. Fan
                                            President, Chief Executive Officer
                                            and Chairman of the Board of
                                            Directors (Principal Executive
                                            Officer)



Date: May 8, 1998                       By: /s/ Paul J. Mitchell
                                            ---------------------------------
                                            Paul J. Mitchell
                                            Treasurer and Chief Financial
                                            Officer (Principal Financial and
                                            Accounting Officer)