Form 10-Q
period 1998-06-27
KOPIN CORP
filed 1998-08-11
CIK 771266

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


   QUARTERLY REPORT PURSUANT TO SECTION 13 OR l5(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 27, 1998

                        Commission file number 0-19882


                               KOPIN CORPORATION
            (Exact name of registrant as specified in its charter)



                       DELAWARE                               04-2833935
           (State or other jurisdiction of                 (I.R.S. Employer
            incorporation or organization)                Identification No.)

         695 MYLES STANDISH BLVD., TAUNTON, MA                02780-1042
       (Address of principal executive offices)               (Zip Code)




       Registrant's telephone number, including area code (508) 824-6696

                                Not Applicable

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

                               Yes [X]   No [_]


Applicable only to corporate issuers:

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                      Outstanding as of July 31, 1998
                 -----                      -------------------------------

      Common Stock, par value $ .01                   12,185,048

                               KOPIN CORPORATION

                                     INDEX
                                     -----

                                                                       Page No.
                                                                       --------
 PART I - FINANCIAL INFORMATION

      Item 1. Financial Statements

              Consolidated Balance Sheets at                                3
              June 27, 1998 and December 31, 1997

              Consolidated Statements of Operations for the                 4
              Three and Six months ended June 27, 1998 and June 28, 1997

              Consolidated Statements of Stockholders' Equity for the       5
              Six months ended June 27, 1998 and June 28, 1997

              Consolidated Statements of Cash Flows for the                 6
              Six months ended June 27, 1998 and June 28, 1997

              Notes to Consolidated Financial Statements                    7

      Item 2. Management's Discussion and Analysis of Financial Condition   8
              and Results of Operations


PART II - OTHER INFORMATION

     Item 4.   Submissions of Matters to a Vote of Security-Holders          11

     Item 6.  Exhibits and Reports on Form 8-K                              11


SIGNATURES                                                                  12

                               KOPIN CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)

                                                                           June 27, 1998    December 31, 1997
                                                                           -------------    -----------------
ASSETS
------
Current assets:
   Cash and equivalents                                                     $  36,586,439    $  14,425,400
   Marketable securities                                                        1,500,000        4,620,884
   Accounts receivable, net of allowance
      of $158,700 and $152,700:
        Billed                                                                  2,733,169        3,209,482
        Unbilled                                                                  916,985        1,091,806
   Inventory                                                                    3,314,741        2,720,843
   Prepaid expenses and other current assets                                      877,761          798,867
                                                                            -------------    -------------
       Total current assets                                                    45,929,095       26,867,282

Equipment and improvements:
   Equipment                                                                   27,171,494       22,954,885
   Leasehold improvements                                                         808,884          772,717
   Furniture and fixtures                                                         347,319          331,955
   Equipment under construction                                                   388,402        1,904,198
                                                                            -------------    -------------
                                                                               28,716,099       25,963,755
   Accumulated depreciation and amortization                                   16,732,494       14,869,251
                                                                            -------------    -------------
                                                                               11,983,605       11,094,504
Other assets                                                                    4,354,851        3,372,692
Intangible assets                                                               2,111,519        2,059,918
                                                                            -------------    -------------
       Total assets                                                         $  64,379,070    $  43,394,396
                                                                            =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
   Note payable                                                             $        --      $     450,000
   Accounts payable                                                             2,015,588        2,683,671
   Accrued payroll and expenses                                                 1,512,363          725,187
   Current portion of long-term obligations                                     2,456,106        1,542,818
                                                                            -------------    -------------
       Total current liabilities                                                5,984,057        5,401,676
Deferred rent                                                                        --            165,166
Long-term obligations, less current portion                                     5,033,631        1,958,968
Minority interest                                                                 383,583             --
Stockholders' equity:
   Preferred stock, par value $.01 per share: Authorized, 3,000 shares;
     none issued and outstanding
   Common stock, par value $.01 per share: Authorized, 20,000,000 shares;
     issued 12,172,936 shares in 1998 and 11,122,143 shares in 1997               121,729          111,221
   Additional paid-in capital                                                 108,173,874       90,514,233
   Deferred compensation                                                         (198,505)        (231,955)
   Accumulated other comprehensive gain (loss)                                    185,547           (6,001)
   Accumulated deficit                                                        (55,304,846)     (54,518,912)
                                                                            -------------    -------------
       Total stockholders' equity                                              52,977,799       35,868,586
                                                                            -------------    -------------
       Total liabilities and stockholders' equity                           $  64,379,070    $  43,394,396
                                                                            =============    =============

                See notes to consolidated financial statements.

                               KOPIN CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                     Three Months Ended                       Six Months Ended
                                                     ------------------                       ----------------
                                                 June 27,            June 28,           June 27,            June 28,
                                                   1998                1997               1998                1997
                                                   ----                ----               ----                ----
Revenue:
   Product revenues                            $  5,666,895        $  3,117,474      $  10,327,579        $  5,999,551
   Research and development revenues              1,017,042             763,800          1,822,905           1,595,736
                                              -------------       -------------      -------------       -------------
                                                  6,683,937           3,881,274         12,150,484           7,595,287
                                              -------------       -------------      -------------       -------------
Costs and expenses:
   Cost of product revenues                       3,511,627           1,971,820          6,234,865           4,083,185
   Research and development                       2,682,216           2,749,320          5,232,221           5,553,298
   General, administrative and selling              961,432           1,102,102          1,953,127           2,188,146
   Other                                             95,731              75,612            187,630             151,224
                                              -------------       -------------      -------------       -------------
                                                  7,251,006           5,898,854         13,607,843          11,975,853
                                              -------------       -------------      -------------       -------------

Loss from operations                               (567,069)         (2,017,580)        (1,457,359)         (4,380,566)
Other income and expense:
   Interest and other income                        548,349             385,844            927,584             700,741
   Interest expense                                (156,189)            (56,986)          (256,159)           (110,515)
                                              -------------       -------------      -------------       -------------

Net loss                                      ($    174,909)      ($  1,688,722)    ($     785,934)      ($  3,790,340)
                                              =============       =============      =============       =============

Net loss per share - basic and diluted               ($ .01)             ($ .15)            ($ .07)             ($ .35)
                                                    =======             =======            =======             =======

Weighted average number of common
shares outstanding                               12,158,768          10,952,879         11,915,323          10,943,782
                                                 ==========          ==========         ==========          ==========

                See notes to consolidated financial statements.

                               KOPIN CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

               SIX MONTHS ENDED JUNE 27, 1998 AND JUNE 28, 1997

                                  (UNAUDITED)

                                          Common Stock        Additional                  Accumulated
                                          ------------         Paid-in      Deferred     Comprehensive
                                        Shares     Amount      Capital    Compensation    Gain (loss)     Deficit        Total
                                        ------     ------      -------    ------------  -------------     -------        -----
Balance, December 31, 1996            10,931,408  $109,314   $88,605,451   ($227,706)    $ 44,933      ($48,261,143)  $40,270,849

 Exercise of stock options                37,996       380       356,848         --           --                 --       357,228

 Amortization of compensation
  relating to grant of stock options          --        --            --      36,360           --                 --        36,360

 Net unrealized gain on marketable
  securities                                  --        --            --         --        20,212                --        20,212

 Net loss for the six month
  period ended June 28, 1997                  --        --            --         --           --         (3,790,340)   (3,790,340)
                                      ----------  --------   -----------   ----------    ---------      ------------  -----------
Balance, June 28, 1997                10,969,404  $109,694   $88,962,299   ($191,346)    $ 65,145      ($52,051,483)  $36,894,309
                                      ==========  ========   ===========   ==========    =========      ============  ===========
Balance, December 31, 1997            11,122,143  $111,221   $90,514,233   ($231,955)   ($  6,001)     ($54,518,912)  $35,868,586

 Issuance of common stock, net of
  issuance costs of $1,829,000         1,000,000    10,000    17,161,418         --           --                 --    17,171,418

 Exercise of stock options                50,793       508       498,223         --           --                 --       498,731

 Amortization of compensation
  relating to grant of stock options          --        --            --      33,450          --                 --        33,450

 Net unrealized gain on other
  comprehensive income                        --        --            --         --       191,548                --       191,548

 Net loss for the six month
  period ended June 27, 1998                  --        --            --         --           --           (785,934)     (785,934)
                                      ----------  --------   -----------   ----------    ---------      ------------   -----------

Balance, June 27, 1998                12,172,936  $121,729  $108,173,874   ($198,505)    $ 185,547      ($55,304,846)  $52,977,799
                                      ==========  ========   ===========   ==========    =========      ============   ===========

                See notes to consolidated financial statements.

                                KOPIN CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (unaudited)

                                                                     Six Months Ended
                                                                     ----------------
                                                                June 27,        June 28,
                                                                  1998            1997
                                                                  ----            ----
Cash flows from operating activities:
  Net loss                                                     ($ 785,934)   ($ 3,790,340)
  Adjustments to reconcile net loss to
     net cash provided by (used in) operating activities:
     Depreciation and amortization                              2,047,303       1,726,596
  Amortization of compensation relating to grant
     of stock options                                              33,450          36,360
  Decrease in unearned revenue                                       --           (46,002)
  Decrease in deferred rent                                      (165,166)       (108,000)
  Changes in assets and liabilities:
       Accounts receivable                                        649,970       1,834,901
       Inventory                                                 (595,020)        126,411
       Prepaid expenses and other current assets                  (79,287)        247,725
       Intangible assets                                         (235,399)       (207,981)
       Accounts payable and accrued expenses                      119,639      (2,637,815)
                                                              ------------    ------------
       Net cash provided by (used in) operating activities        989,556      (2,818,145)
                                                              ------------    ------------
Cash flows from investing activities:
  Marketable securities                                         3,126,885       4,248,505
  Other assets                                                   (982,170)       (593,241)
  Capital expenditures                                         (2,761,651)     (1,735,617)
                                                              ------------    ------------
       Net cash provided by (used in) investing activities       (616,936)      1,919,647
                                                              ------------    ------------
Cash flows from financing activities:
  Net proceeds from issuance of common stock                   17,171,418            --
  Net proceeds from issuance of subsidiary stock                  582,981            --
  Proceeds from notes payable                                        --           450,000
  Principal payment on notes payable                             (450,000)       (500,000)
  Proceeds from long-term obligations                           5,000,000            --
  Principal payment on long-term obligations                   (1,012,049)       (961,161)
  Proceeds from exercise of stock options                         498,731         357,228
                                                              ------------    ------------
       Net cash provided by (used in) financing activities     21,791,081        (653,933)
                                                              ------------    ------------
Effect of exchange rate changes on cash                            (2,662)           --
                                                              ------------    ------------
Net increase (decrease) in cash and equivalents                22,161,039      (1,552,431)
Cash and equivalents, beginning of period                      14,425,400      16,511,291
                                                              ------------    ------------
Cash and equivalents, end of period                           $36,586,439     $14,958,860
                                                              ============    ============

Non-cash investing and financing transactions:
  Other comprehensive income                                  $   191,548     $    20,212
  Supplementary information -Interest paid in cash            $   191,651     $   110,515


                See notes to consolidated financial statements.

                               KOPIN CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION
    ---------------------

The financial statements for the six month periods ended June 27, 1998 and June 28, 1997 are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. Certain reclassifications have been made to the June 28, 1997 amounts to conform to the 1998 presentation including the presentation of interest income, other income and interest expense shown as Other Income and Expense. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission (File No. 0-19882) for the year ended December 31, 1997.

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

5.  RECENT PRONOUNCEMENTS
    ---------------------

In January 1998, the Company adopted SFAS No.130, "Reporting Comprehensive Income," which became effective during the first quarter. SFAS No. 130 requires reporting of comprehensive income, which in the case of the Company, is a combination of reported net loss , the change in the marketable securities valuation, and changes in foreign currency translation adjustments. SFAS No. 130 has no impact on the Company's net loss. Comprehensive loss for the quarters ended June 27, 1998 and June 28, 1997 was $594,386 and $3,770,128.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        -----------------------------------------------------------------------
        OF OPERATIONS
        -------------

Kopin is a leading developer and manufacturer of advanced semiconductor materials and small form factor displays. The Company was incorporated in 1984 to further develop and commercialize certain semiconductor expertise developed at MIT. Historically, the Company has derived most of its revenues from research and development contracts with agencies of the United States government. Beginning in 1995, the Company experienced a significant increase in revenues from sales of its device wafers, and in 1996, revenues from such sales for the first time exceeded revenues from research and development contracts. More recently, the Company has commenced sales of CyberDisplay products. The Company has been unprofitable since inception and, at June 27, 1998, the Company had an accumulated deficit of $55,304,846.

RESULTS OF OPERATIONS

     REVENUES. The Company's total revenues were $6,683,937 and $12,150,484 for the three and six months ended June 27, 1998 compared to $3,881,274 and $7,595,287 during the corresponding periods in 1997, an increase of $2,802,663 or 72.2% for the three months and $4,555,197 or 60.0% for the six months ended June 27, 1998. The Company's product revenues were $5,666,895 and $10,327,579 for the three and six months ended June 27, 1998 compared to $3,117,474 and $5,999,551 for the three and six months ended June 28, 1997, increases of $2,549,421 or 81.8% and $4,328,028 or 72.1%, respectively. Product revenues from sales of the Company's device wafers were $4,551,678 for the three months ended June 27, 1998 compared to $2,830,949 during the corresponding period in 1997, an increase of $1,720,729. Product revenues from sales of the Company's device wafers were $8,937,678 for the six months ended June 27, 1998 compared to $5,656,623 during the corresponding period in 1997, an increase of $3,281,055. The increase in product revenues was due to an increase in sales of HBT device wafers and display products over the corresponding period in the prior year. The increase in sales of the Company's device wafers was primarily due to the increased use of these wafers in various wireless telecommunications products, particularly by the Company's major customer, Rockwell International. Research and development revenues increased 33.2% to $1,017,042 for the three months ended June 27, 1998 compared to $763,800 during the corresponding period in 1997 and increased 14.2% to $1,822,905 for the six months ended June 27, 1998 compared to $1,595,736 for the same period in the prior year. As a result of the expirations of multi-year contracts with the federal government and the Company's increased emphasis on product revenues, the Company believes that research and development revenues will decline as a percentage of total revenues for the near future.

     COST OF PRODUCT REVENUES. Cost of product revenues, which is comprised of materials, labor and manufacturing overhead related to the Company's products, was $3,511,627, or 62.0% of product revenues, for the three months ended June 27, 1998 compared to $1,971,820, or 63.3% of product revenues, for the same period in the prior year. Cost of product revenues was $6,234,865, or 60.4% of product revenues, for the six months ended June 27, 1998 compared to $4,083,185, or 68.1% of product revenues, for the same period in the prior year. The improvement in cost of product revenues as a percentage of product revenues in 1998 was primarily due to increased sales of device wafers resulting in lower unit costs.

     RESEARCH AND DEVELOPMENT. Research and development expenses include expenses incurred in support of internal development programs and programs funded by agencies of the federal government, including development programs for display devices and products, device wafers, circuit design costs, staffing, purchases of materials and laboratory supplies, and fabrication and packaging of the Company's display products. Funded research and development expenses were $1,260,016 and $2,316,150 for the three and six months ended June 27, 1998 compared to $660,699 and $1,584,559 for the same period in the prior year, increases of $599,317 and $731,591, respectively. Internal research and development expenses were $1,422,200 and $2,916,071 for the three and six months ended June 27, 1998 compared to $2,088,621 and $3,968,739 during the corresponding period in 1997. The decrease in internal research and development expenses was primarily a result of reduced development costs incurred for fabrication and packaging of the Company's display products.

     GENERAL, ADMINISTRATIVE AND SELLING. General, administrative and selling expenses consist of the expenses incurred by the Company's business development and sales personnel, marketing expenses, and administrative and general corporate expenses. General, administrative and selling expenses were $961,432 for the three months ended June 27, 1998 compared to $1,102,102 during the corresponding period in 1997, a decrease of $140,670. General, administrative and selling expenses were $1,953,127 for the six months ended June 27, 1998 compared to $2,188,146 during the corresponding period in 1997, a decrease of $235,019. The decrease in general, administrative and selling expenses in 1998 was primarily due to changes in personnel and related expenses. In addition, general, administrative and selling expenses include non-cash charges for compensation expense of $33,450 for the six months ended June 27, 1998 compared to $36,360 in the for the six months ended June 28, 1997 relating to the issuance of certain stock options.

     OTHER. Other expenses were $95,731 and $187,630 for the three and six months ended June 27, 1998 compared to $75,612 and $151,224 during the corresponding period in 1997.

     OTHER INCOME, NET. Other income, net was $392,160 and $671,425 for the three and six months ended June 27, 1998 compared to $328,858 and $590,226 during the corresponding period in 1997. The increase was primarily due to increased interest income of $162,505 to $548,349 for the three months ended June 27, 1998 from $385,844 for the corresponding period in 1997 and $226,843 to $927,584 for the six months ended June 27, 1998 from $700,741, resulting from higher cash balances in 1998. These increases were partially offset by increases in interest expense of $99,203 and $145,644 for the three and six months ended June 27,1998 from the corresponding period in 1997 due to additional debt funding obtained by the Company.

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

     As of June 27, 1998, the Company had cash and equivalents and marketable securities of $38,086,439 and working capital of $39,945,038 compared to $19,046,284 and $21,465,606, respectively, as of December 31, 1997. The increase in cash and equivalents and marketable securities was primarily due to the public offering of common stock resulting in net proceeds to the Company of $17,171,000 and the receipt of a term loan facility of $5,000,000, offset by an increase in other assets of $982,170, capital expenditures of $2,761,651, and principal payments on notes payable and long-term obligations of $1,462,049. The Company also has approximately $710,000 of marketable securities held in escrow as equipment financing collateral which is shown in other assets.

     The Company periodically enters into various long-term debt arrangements to finance equipment purchases and other activities. As of June 27, 1998, long-term debt obligations totaled $7,489,737, of which $2,456,106 is payable in the next twelve months.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In January 1998, the Company adopted SFAS No.130, "Reporting Comprehensive Income," which became effective during the quarter. SFAS No. 130 requires reporting of comprehensive income, which in the case of the Company, is a combination of reported net loss, the change in the marketable securities valuation, and changes in foreign currency translation adjustments. SFAS No. 130 has no impact on the Company's net loss. Comprehensive loss for the quarters ended June 27, 1998 and June 28, 1997 was $594,386 and $3,770,128.

         In January 1998, the Company adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," which will become reportable during the fourth quarter. The impact of SFAS No. 131 on the Company has not yet been determined.

FUTURE OPERATING RESULTS

     The Company is conducting a review of its computer systems to identify those areas that could be affected by the "Year 2000" issue and is developing an implementation plan to resolve the issue. The Company presently believes, with modification to existing software and converting to new software, the Year 2000 problem will not pose significant internal operational problems. However, even if the internal systems of the Company are not materially affected by the Year 2000 problem, the Company could be affected through disruptions in the operation of the enterprises with which the Company interacts. As such, there can be no assurance that the Year 2000 problem will not have a material adverse effect on the Company's business, financial condition or results of operations.

     Certain of the statements contained in this Form 10-Q, including Management's Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking statements that involve risks and uncertainties. In addition to the risks and uncertainties set forth in this Form 10-Q, other factors that could cause actual results to differ materially include the following: general economic and business conditions and growth in the flat panel display industry and the gallium arsenide integrated circuit and materials industries, the impact of competitive products and pricing, availability of third party components, availability of integrated circuit fabrication facilities, cost and yields associated with production of the Company's CyberDisplay imaging devices and device wafers, loss of significant customers, acceptance of the Company's products, continuation of strategic relationships, Year 2000 matters, and the risk factors and cautionary statements listed from time to time in the Company's periodic reports and registration statements filed with the Securities and Exchange Commission, including but not limited to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

PART II. OTHER INFORMATION


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

On May 21, 1998, the Company held an Annual Meeting of Stockholders to consider and vote upon the following three proposals:

(1) A proposal to elect seven directors of the Company to serve until the next Annual Meeting of Stockholders and until their successors are duly elected and qualified.

(2) A proposal to ratify the amendment to the Company's 1992 Stock Option Plan increasing the number of shares authorized for issuance under the Plan.

(3) A proposal to ratify the appointment of Deloitte & Touche LLP as independent accountants of the Company for the current fiscal year.

Results with respect to the voting on each of the proposals were as follows:

                                             For            Withheld Authority
                                          ---------         ------------------
Proposal 1:    John C.C. Fan              9,851,601              410,033
               David E. Brook             9,854,301              407,333
               Andrew H. Chapman          9,854,301              407,333
               Morton Collins             9,852,451              409,183
               Chi Chia Hsieh             9,682,671              578,963
               Michael A. Wall            9,854,301              407,333
               Vallobh Vimolvanich        9,678,571              583,063

Proposal 2:    9,281,927 votes for; 939,098 votes against; 40,609 abstentions;
               and 0 broker non-votes.

Proposal 3:    Proposal 3: 10,213,570 votes for; 25,850 votes against; and
               22,214 abstentions; and 0 broker non-votes.


Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

10.44    Amendment to 1992 Stock Option Plan

10.45    Joint Venture  Agreement, by and among the Company, Kowon
         Technology Co., Ltd.,  and Korean Investors, dated as of March 3, 1998

10.46 Amended and Restated Employment Agreement between the Company and Dr. John C.C. Fan, dated as of February 20, 1998

27       Financial Data Schedule

(b)      Reports on Form 8-K

         None

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 KOPIN CORPORATION
                                 (Registrant)


Date: August 7, 1998        By:  /s/ John C.C. Fan
                                 __________________________
                                 John C.C. Fan
                                 President, Chief Executive Officer and Chairman
                                   of the Board of Directors



Date: August 7, 1998         By: /s/ Kathleen A. Ellison
                                 __________________________
                                 Kathleen A. Ellison
                                 Controller