Form 10-Q
period 1998-09-26
KOPIN CORP
filed 1998-11-10
CIK 771266

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


 QUARTERLY REPORT PURSUANT TO SECTION 13 OR l5(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 26, 1998

                         Commission file number 0-19882


                               KOPIN CORPORATION
                               -----------------
             (Exact name of registrant as specified in its charter)



               DELAWARE                                         04-2833935
               --------                                         ----------
    (State or other jurisdiction of                          (I.R.S. Employer
     incorporation or organization)                         Identification No.)

 695 MYLES STANDISH BLVD., TAUNTON, MA                          02780-1042
----------------------------------------                        ----------
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

                               Yes  [X]   No [_]


Applicable only to corporate issuers:

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Class                         Outstanding as of October 24, 1998
       -----                         ----------------------------------

Common Stock, par value $ .01                    12,219,669

                               KOPIN CORPORATION

                                     INDEX
                                     -----



                                                                        Page No.
                                                                        -------
PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements


           Consolidated Balance Sheets at                                   3
           September 26, 1998 and December 31, 1997


           Consolidated Statements of Operations for the                    4
           Three and Nine months ended September 26, 1998
           and September 27, 1997


           Consolidated Statements of Stockholders' Equity                  5
           for the Nine months ended September 26, 1998 and September 27, 1997


           Consolidated Statements of Cash Flows                            6
           for the Nine months ended September 26, 1998 and September 27, 1997


           Notes to Consolidated Financial Statements                       7


  Item 2.  Management's Discussion and Analysis of Financial                8
           Condition and Results of Operations


PART II - OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K                                 11


SIGNATURES                                                                  12

                               KOPIN CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)

                                      September 26, 1998       December 31, 1997
                                      ------------------       -----------------
ASSETS
------
Current assets:
 Cash and equivalents                       $ 30,068,804         $ 14,425,400
 Marketable securities                         7,229,640            4,620,884
 Accounts receivable, net of
  allowance of $158,700
  and $152,700:
   Billed                                      4,950,357            3,209,482
   Unbilled                                      490,189            1,091,806
 Inventory                                     3,712,829            2,720,843
 Prepaid expenses and
  other current assets                           875,375              798,867
                                            ------------         ------------
   Total current assets                       47,327,194           26,867,282

Equipment and improvements:
 Equipment                                    27,622,957           22,954,885
 Leasehold improvements                          808,884              772,717
 Furniture and fixtures                          352,109              331,955
 Equipment under construction                    159,472            1,904,198
                                            ------------         ------------
                                              28,943,422           25,963,755
 Accumulated depreciation
  and amortization                            17,694,886           14,869,251
                                            ------------         ------------
                                              11,248,536           11,094,504
Other assets                                   4,423,412            3,372,692
Intangible assets                              2,165,806            2,059,918
                                            ------------         ------------
   Total assets                             $ 65,164,948         $ 43,394,396
                                            ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
 Note payable                               $          -         $    450,000
 Accounts payable                              2,402,149            2,683,671
 Accrued payroll and expenses                  1,694,561              725,187

 Current portion of
  long-term obligations                        2,229,585            1,542,818
                                            ------------         -------------
   Total current liabilities                   6,326,295            5,401,676
Deferred rent                                          -              165,166
Long-term obligations,
 less current portion                          4,623,418            1,958,968
Minority interest                                383,583                    -
Stockholders' equity:
 Preferred stock, par value $.01 per
  share: Authorized, 3,000 shares;
  none issued and outstanding
 Common stock, par value $.01 per
  share: Authorized, 20,000,000
  shares; issued 12,213,669 shares
   in 1998 and 11,122,143 shares
   in 1997                                       122,137              111,221
 Additional paid-in capital                  108,546,599           90,514,233
 Deferred compensation                          (181,780)            (231,955)
 Accumulated other comprehensive
  gain (loss)                                    195,285               (6,001)
 Accumulated deficit                         (54,850,589)         (54,518,912)
                                            ------------         ------------
   Total stockholders' equity                 53,831,652           35,868,586
                                            ------------         ------------
   Total liabilities and
    stockholders' equity                    $ 65,164,948         $ 43,394,396
                                            ============         ============

                See notes to consolidated financial statements.

                               KOPIN CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                   Three Months Ended                       Nine Months Ended
                                       --------------------------------------  --------------------------------------
                                         September 26,       September 27,       September 26,       September 27,
                                              1998                1997                1998                1997
                                       ------------------  ------------------  ------------------  ------------------
Revenue:
   Product revenues                          $ 6,957,162       $   2,940,578         $17,284,741       $   8,940,129
   Research and development revenues             878,745             966,749           2,701,650           2,562,485
                                             -----------       -------------         -----------       -------------
                                               7,835,907           3,907,327          19,986,391          11,502,614
                                             -----------       -------------         -----------       -------------
Costs and expenses:
   Cost of product revenues                    4,126,560           1,891,218          10,361,425           5,974,403
   Research and development                    2,400,476           2,603,671           7,632,697           8,156,969
   General, administrative and selling         1,174,315           1,068,636           3,127,442           3,256,782
   Other                                          97,574              75,612             285,204             226,836
                                             -----------       -------------         -----------       -------------
                                               7,798,925           5,639,137          21,406,768          17,614,990
                                             -----------       -------------         -----------       -------------

Income (loss) from operations                     36,982          (1,731,810)         (1,420,377)         (6,112,376)
Other income and expense:
   Interest and other income                     544,707             304,349           1,472,291           1,005,090
   Interest expense                             (127,432)            (61,677)           (383,591)           (172,192)
                                             -----------       -------------         -----------       -------------

Net income (loss)                            $   454,257        ($ 1,489,138)         ($ 331,677)       ($ 5,279,478)
                                             ===========       =============         ===========       =============

Net income (loss) per share - Basic                 $.04              ($ .13)             ($ .03)             ($ .48)
                                             ===========       =============         ===========       =============
Net income (loss) per share - Diluted               $.03              ($ .13)             ($ .03)             ($ .48)
                                             ===========       =============         ===========       =============

Weighted average number of common
shares outstanding - Basic                    12,192,952          11,031,431          12,009,242          10,973,323
                                             ===========       =============         ===========       =============
Weighted average number of common
shares outstanding - Diluted                  13,001,328          11,031,431          12,009,242          10,973,323
                                             ===========       =============         ===========       =============

                See notes to consolidated financial statements.

                               KOPIN CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

          NINE MONTHS ENDED SEPTEMBER 26, 1998 AND SEPTEMBER 27, 1997

                                  (UNAUDITED)

                                                                                          Accumulated
                                           Common Stock       Additional                    Other
                                       -------------------     Paid-in       Deferred     Comprehensive
                                         Shares    Amount      Capital     Compensation    Gain (loss)   Deficit           Total
                                       -------------------   ------------  ----------     -------------  -------           -----
Balance, December 31, 1996            10,931,408  $109,314  $ 88,605,451   ($227,706)     $ 44,933     ($48,261,143)   $40,270,849

  Exercise of stock options              159,796     1,598     1,561,918          --            --               --      1,563,516

  Amortization of compensation
     relating to grant of stock               --        --            --      54,540            --               --         54,540
      options

  Net unrealized loss on marketable
     securities                               --        --            --          --       (53,433)              --        (53,433)

  Net loss for the nine month
     period ended September 27, 1997          --        --            --          --            --       (5,279,478)    (5,279,478)
                                      ----------  --------  ------------  ----------      --------     ------------    -----------

Balance, September 27, 1997           11,091,204  $110,912  $ 90,167,369   ($173,166)      ($8,500)    ($53,540,621)   $36,555,994
                                      ==========  ========  ============  ==========      ========     ============    ===========

Balance, December 31, 1997            11,122,143  $111,221  $ 90,514,233   ($231,955)      ($6,001)    ($54,518,912)   $35,868,586

  Issuance of common stock, net of
     issuance costs of $1,829,000      1,000,000    10,000    17,161,418          --            --               --     17,171,418

  Exercise of stock options               91,526       916       870,948          --            --               --        871,864

  Amortization of compensation
     relating to grant of stock               --        --            --      50,175            --               --         50,175
      options

  Net unrealized gain on other
     comprehensive income                     --        --            --          --       201,286               --        201,286

  Net loss for the nine month
     period ended September 26, 1998          --        --            --          --            --         (331,677)      (331,677)
                                      ----------  --------  ------------  ----------      --------     ------------    -----------

Balance, September 26, 1998           12,213,669  $122,137  $108,546,599   ($181,780)     $195,285     ($54,850,589)   $53,831,652
                                      ==========  ========  ============  ==========      ========     ============    ===========

                See notes to consolidated financial statements.

                               KOPIN CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                                           Nine Months Ended
                                                                                -------------------------------------
                                                                                September 26,           September 27,
                                                                                     1998                    1997
                                                                                     ----                    ----
Cash flows from operating activities:
  Net loss                                                                          ($ 331,677)      ($ 5,279,478)
  Adjustments to reconcile net loss to
     net cash provided by (used in) operating  activities:
     Depreciation and amortization                                                   3,104,277          2,589,894
    Amortization of compensation relating to grant
       of stock options                                                                 50,175             54,540
    Decrease in unearned revenue                                                             -            (80,484)
    Decrease in deferred rent                                                         (165,166)          (162,000)
    Changes in assets and liabilities:
       Accounts receivable                                                          (1,142,295)         2,208,646
       Inventory                                                                      (999,169)           139,934
       Prepaid expenses and other current assets                                       (77,465)           379,204
       Intangible assets                                                              (381,585)          (378,786)
       Accounts payable and accrued expenses                                           691,055         (3,623,383)
                                                                                   -----------      -------------
       Net cash provided by (used in) operating activities                             748,150         (4,151,913)
                                                                                   -----------      -------------

Cash flows from investing activities:
  Marketable securities                                                             (2,591,078)         5,376,471
  Other assets                                                                      (1,051,608)          (715,836)
  Capital expenditures                                                              (2,770,241)        (2,544,985)
                                                                                   -----------      -------------
       Net cash provided by (used in) investing activities                          (6,412,927)         2,115,650
                                                                                   -----------      -------------

Cash flows from financing activities:
  Net proceeds from issuance of common stock                                        17,171,418                  -
  Net proceeds from issuance of subsidiary stock                                       383,583                  -
  Proceeds from notes payable                                                                -            450,000
  Principal payment on notes payable                                                  (450,000)          (500,000)
  Proceeds from long-term obligations                                                5,000,000                  -
  Principal payment on long-term obligations                                        (1,648,783)        (1,254,878)
  Proceeds from exercise of stock options                                              871,864          1,563,516
                                                                                   -----------      -------------
       Net cash provided by financing activities                                    21,328,082            258,638
                                                                                   -----------      -------------
Effect of exchange rate changes on cash                                                (19,901)                 -
                                                                                   -----------      -------------

Net increase (decrease) in cash and equivalents                                     15,643,404         (1,777,625)
Cash and equivalents, beginning of period                                           14,425,400         16,511,291
                                                                                   -----------      -------------
Cash and equivalents, end of period                                                $30,068,804      $  14,733,666
                                                                                   ===========      =============

Non-cash investing and financing transactions:
 Supplementary information -Interest paid in cash                                  $   362,661      $     172,191


                See notes to consolidated financial statements.

                               KOPIN CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION
    ---------------------

The financial statements for the nine month periods ended September 26, 1998 and September 27, 1997 are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. Certain reclassifications have been made to the September 27, 1997 amounts to conform to the 1998 presentation including the presentation of interest income, other income and interest expense shown as Other Income and Expense. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission (File No. 0-19882) for the year ended December 31, 1997.

The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for any other interim period or for a full fiscal year.

The consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All intercompany transactions and balances have been eliminated.

2.  NET INCOME (LOSS) PER SHARE
    ---------------------------

Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of common shares and common share equivalents outstanding during the period using the treasury stock method. Common share equivalents have not been included in any periods that the effect would be anti-dilutive.

3.  LONG-TERM OBLIGATIONS
    ---------------------

In March 1998, the Company entered into a $5,000,000 term loan which requires the Company to make quarterly principal payments of $250,000 plus interest at a floating rate based upon LIBOR. This term loan is secured by the Company's accounts receivable.

4.  STOCKHOLDERS' EQUITY
    --------------------

In February 1998, the Company completed a public offering of 2,000,000 shares of common stock at a price of $19.00 per share. Of the total shares sold, 1,000,000 shares were sold by Kopin and the other 1,000,000 shares were sold by Telecom Holding Co., Ltd. of Thailand. Net proceeds to the Company totaled approximately $17,171,000.

5.  RECENT PRONOUNCEMENTS
    ---------------------

In January 1998, the Company adopted SFAS No.130, "Reporting Comprehensive Income," which became effective during the first quarter. SFAS No. 130 requires reporting of comprehensive income, which in the case of the Company, is a combination of reported net income (loss), the change in the marketable securities valuation, and changes in foreign currency translation adjustments. SFAS No. 130 had no impact on the Company's net income (loss). Comprehensive loss for the nine months ended September 26, 1998 and September 27, 1997 was $130,391 and $5,332,911, respectively.


In January 1998, the Company adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." The Company will provide the required information about its reportable segments in the annual report on Form 10-K for the year ended December 31, 1998 and in its quarterly reports on Form 10-Q beginning in 1999.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        -----------------------------------------------------------------------
        OF OPERATIONS
        -------------

Kopin is a leading developer and manufacturer of advanced semiconductor materials and small form factor displays. The Company was incorporated in 1984 to further develop and commercialize certain semiconductor expertise developed at MIT. Historically, the Company has derived most of its revenues from research and development contracts with agencies of the United States government. Beginning in 1995, the Company experienced a significant increase in revenues from sales of its device wafers, and in 1996, revenues from such sales for the first time exceeded revenues from research and development contracts. More recently, the Company has commenced sales of CyberDisplay products. The Company has been unprofitable on an annual basis since inception and, at September 26, 1998, the Company had an accumulated deficit of $54,850,589.


RESULTS OF OPERATIONS

     REVENUES.   The Company's total revenues were $7,835,907 and $19,986,391 for the three and nine months ended September 26, 1998 compared to $3,907,327 and $11,502,614 during the corresponding periods in 1997, an increase of $3,928,580 or 100.5% for the three months and $8,483,777 or 73.8% for the nine months ended September 26, 1998. The Company's product revenues were $6,957,162 and $17,284,741 for the three and nine months ended September 26, 1998 compared to $2,940,578 and $8,940,129 for the three and nine months ended September 27, 1997, increases of $4,016,584 or 136.6% and $8,344,612 or 93.3%, respectively.
The increase in product revenues was due to an increase in sales of HBT device wafers and display products over the corresponding periods in the prior year. The increase in sales of the Company's device wafers was primarily due to the increased use of these wafers in various wireless telecommunications products, particularly by the Company's major customer, Rockwell International. Research and development revenues decreased 9.1% to $878,745 for the three months ended September 26, 1998 compared to $966,749 during the corresponding period in 1997 and increased 5.4% to $2,701,650 for the nine months ended September 26, 1998 compared to $2,562,485 for the same period in the prior year. As a result of the expirations of multi-year contracts with the federal government and the Company's increased emphasis on product revenues, the Company believes that research and development revenues will decline as a percentage of total revenues for the near future.

     COST OF PRODUCT REVENUES. Cost of product revenues, which is comprised of materials, labor and manufacturing overhead related to the Company's products, was $4,126,560, or 59.3% of product revenues, for the three months ended September 26, 1998 compared to $1,891,218, or 64.3% of product revenues, for the same period in the prior year. Cost of product revenues was $10,361,425, or 59.9% of product revenues, for the nine months ended September 26, 1998 compared to $5,974,403, or 66.8% of product revenues, for the same period in the prior year. The improvement in cost of product revenues as a percentage of product revenues in 1998 was primarily due to increased sales of device wafers resulting in lower unit costs.

     RESEARCH AND DEVELOPMENT.   Research and development expenses include
expenses incurred in support of internal development programs and programs funded by agencies of the federal government, including development programs for display devices and products, device wafers, circuit design costs, staffing, purchases of materials and laboratory supplies, and fabrication and packaging of the Company's display products. Funded research and development expenses were $983,818 and $3,299,968 for the three and nine months ended September 26, 1998 compared to $523,409 and $2,107,968 for the same periods in the prior year, increases of $460,409 and $1,192,000, respectively. Internal research and development expenses were $1,416,658 and $4,332,729 for the three and nine months ended September 26, 1998 compared to $2,080,262 and $6,049,001 during the corresponding periods in 1997. The decrease in internal research and development expenses was primarily a result of reduced development costs incurred for fabrication and packaging of the Company's display products.

    GENERAL, ADMINISTRATIVE AND SELLING.   General, administrative and selling
expenses consist of the expenses incurred by the Company's business development and sales personnel, marketing expenses, and administrative and general corporate expenses. General, administrative and selling expenses were $1,174,315 for the three months ended September 26, 1998 compared to $1,068,636 during the corresponding period in 1997, an increase of $105,679 primarily due to increased marketing activities. General, administrative and selling expenses were $3,127,442 for the nine months ended September 26, 1998 compared to $3,256,782 during the corresponding period in 1997, a decrease of $129,340. In addition, general, administrative and selling expenses include non-cash charges for compensation expense of $50,175 for the nine months ended September 26, 1998 compared to $54,540 for the nine months ended September 27, 1997 relating to the issuance of certain stock options.

    OTHER.   Other expenses were $97,574 and $285,204 for the three and nine months ended September 26, 1998 compared to $75,612 and $226,836 during the corresponding periods in 1997.

    OTHER INCOME, NET.   Other income, net was $417,275 and $1,088,700 for the
three and nine months ended September 26, 1998 compared to $242,672 and $832,898 during the corresponding periods in 1997. The increase was primarily due to an increase in interest income of $240,358 to $544,707 for the three months ended September 26, 1998 from $304,349 for the corresponding period in 1997 and an increase of $467,201 to $1,472,291 for the nine months ended September 26, 1998 from $1,005,090, resulting from higher cash balances in 1998. These increases were partially offset by increases in interest expense of $65,755 and $211,399 for the three and nine months ended September 26, 1998 from the corresponding periods in 1997 due to additional debt funding obtained by the Company.


LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations primarily through public and private placements of its equity securities, research and development contract revenues, and sales of its device wafers and display devices and products. In February 1998, the Company completed a public offering of 2,000,000 shares of common stock at a price of $19.00 per share. Of the total shares sold, 1,000,000 shares were sold by Kopin and the other 1,000,000 shares were sold by Telecom Holding Co., Ltd. of Thailand. Net proceeds to the Company totaled approximately $17,171,000.

     As of September 26, 1998, the Company had cash and equivalents and marketable securities of $37,298,444 and working capital of $41,000,899 compared to $19,046,284 and $21,465,606, respectively, as of December 31, 1997. The increase in cash and equivalents and marketable securities was primarily due to the public offering of common stock resulting in net proceeds to the Company of $17,171,000 and the receipt of a term loan facility of $5,000,000, offset by an increase in other assets of $1,051,608, capital expenditures of $2,770,241, and principal payments on notes payable and long-term obligations of $2,098,783. The Company also has approximately $719,000 of marketable securities held in escrow as equipment financing collateral which is shown in other assets.

     The Company periodically enters into various long-term debt arrangements to finance equipment purchases and other activities. As of September 26, 1998, long-term debt obligations totaled $6,853,003, of which $2,229,585 is payable in the next twelve months.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In January 1998, the Company adopted SFAS No.130, "Reporting Comprehensive Income," which became effective during the first quarter. SFAS No. 130 requires reporting of comprehensive income, which in the case of the Company, is a combination of reported net income (loss), the change in the marketable securities valuation, and changes in foreign currency translation adjustments. SFAS No. 130 had no impact on the Company's net income (loss). Comprehensive loss for the nine months ended September 26, 1998 and September 27, 1997 was $130,391 and $5,332,911, respectively.

     In January 1998, the Company adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." The Company will provide the required information about its reportable segments in the annual report on Form 10-K for the year ended December 31, 1998 and in its quarterly reports on Form 10-Q beginning in 1999.



YEAR 2000

     The Company has developed plans to address issues related to the impact on its systems from the "Year 2000 Problem". Financial and operational systems are being assessed and plans have been implemented to address systems modification requirements.

     The Company, utilizing both internal and external resources to address the Year 2000 issue, expects to be substantially complete with this project by the third quarter of calendar 1999. The current estimate of total project cost is approximately $500,000, which includes the cost of purchasing certain equipment and software which will be capitalized in accordance with normal policy. The cost of equipment and software account for approximately 50 percent of the total estimated project cost while internal resources (primarily salary costs) are 30 percent of the cost and external resources are the remaining 20 percent. Approximately 20 percent of the total project cost has been spent through September 26, 1998, with the majority of the remaining amount to be spent within the next year. The plan costs will be paid from cashflow generated from operations. The Year 2000 project will not result in the delay in implementation of any previously planned information technology projects.

     The Company's products, which are Year 2000 compliant, require high quality raw materials in order to achieve historical manufacturing yields and performance. The Company requires suppliers to meet stringent quality standards
before the Company will accept their product.   The Company is continually
performing an assessment of its key suppliers' Year 2000 readiness and their plans for becoming Year 2000 compliant. Although the Company has multiple suppliers for each raw material, failure by one or more key suppliers to achieve Year 2000 readiness could impact the Company's ability to produce product at historical levels.

FUTURE OPERATING RESULTS

     Certain of the statements contained in this Form 10-Q, including Management's Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking statements that involve risks and uncertainties. In addition to the risks and uncertainties set forth in this Form 10-Q, other factors that could cause actual results to differ materially include the following: general economic and business conditions and growth in the flat panel display industry and the gallium arsenide integrated circuit and materials industries, the impact of competitive products and pricing, availability of third party components, availability of integrated circuit fabrication facilities, cost and yields associated with production of the Company's CyberDisplay imaging devices and Wafer-Engineered device wafers, loss of significant customers, acceptance and commercialization of the Company's products, continued performance by Kopin and its key customers under strategic relationships, Year 2000 matters, and the risk factors and cautionary statements listed from time to time in the Company's periodic reports and registration statements filed with the Securities and Exchange Commission, including but not limited to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

PART II. OTHER INFORMATION


Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

27   Financial Data Schedule

(b)  Reports on Form 8-K

     None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         KOPIN CORPORATION
                                         (Registrant)



Date: November 10, 1998        By:      /s/ John C.C. Fan
                                    -------------------------------------------
                                    John C.C. Fan
                                    President, Chief Executive Officer and
                                    Chairman of the Board of Directors



Date: November 10, 1998        By:  /s/ Richard A. Sneider
                                    -------------------------------------------
                                    Richard A. Sneider
                                    Treasurer and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)