Form 10-K
period 1998-12-31
KOPIN CORP
filed 1999-03-30
CIK 771266

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1998

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 0-19882

                               KOPIN CORPORATION
                               -----------------
            (Exact name of registrant as specified in its charter)

              Delaware                                   04-2833935
    ------------------------------                       ----------
    State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization                    Identification No.)

 695 Myles Standish Blvd., Taunton, MA                   02780-1042
 -------------------------------------                   ----------
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

Name on each exchange on which registered: NASDAQ National Market
                                           ----------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 23, 1999 the aggregate market value of outstanding shares of voting stock held by non-affiliates of the registrant was $155,201,153

As of March 23, 1999, 12,325,042 shares of the registrant's Common Stock, par value $.01 per share, were issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 20, 1999 are incorporated by reference into Part III of this Report. Other documents incorporated by reference are listed in the Exhibit Index.

                                    Part I
ITEM 1.  Business
-----------------

General

  Kopin Corporation (the "Company"), founded in 1984 to commercialize semiconductor expertise developed at the Massachusetts Institute of Technology ("MIT"), is a leading developer and manufacturer of advanced semiconductor materials and small form factor displays. The Company's technology expertise centers on its Wafer-Engineering technology, a process of splicing or layering selected semiconductor materials to provide optimal performance for specific applications. The Company uses Wafer-Engineering technology for the manufacturing of advanced gallium arsenide device wafers that enable the production of differentiated, higher performance integrated circuits. With this expertise, the Company has also developed a process to produce single crystal silicon integrated circuits and transfer those circuits to glass and other media. This proprietary technology enabled the development of the CyberDisplay product. The Company's customers use Kopin's products to develop and market an improved generation of highly demanding commercial wireless communications and high resolution portable products.

  Kopin produces gallium arsenide ("GaAs") products. The Company's principal GaAs product is a heterojunction bipolar transistor ("HBT") GaAs device wafer used by manufacturers of GaAs power amplifiers and other integrated circuits for digital wireless handsets and other high frequency communications devices. The Company currently sells its device wafers primarily to manufacturers of microwave integrated circuits for high performance wireless communications devices. The Company believes that integrated circuits manufactured using its HBT device wafers are well suited for applications that require lower power consumption and high frequency performance. Kopin's principal customer for its HBT device wafers is Conexant Systems, Inc. ("Conexant"), formerly part of Rockwell International Corporation. Conexant, as well as other customers, primarily use these HBT device wafers in the fabrication of integrated circuits used in digital wireless handsets. The Company is actively marketing its device wafers by working with customers who are developing integrated circuits for use in these and other applications.

  In April 1997, the Company introduced the CyberDisplay product, a miniature active matrix liquid crystal display ("AMLCD"). The Company believes that the CyberDisplay product is the world's smallest, high performance, high resolution, low cost AMLCD, based upon the Company's review of industry developments, trade shows and specialized periodicals. The CyberDisplay product is a miniature display (0.24 inch diagonal) which uses a lens and backlight to deliver high resolution data and video images equivalent to viewing a 20 inch monitor from a distance of five feet. The Company believes CyberDisplay products are well-suited for high resolution, high information content applications, including viewing images in digital cameras, camcorders, reading e-mail and facsimile messages using digital wireless handsets and pagers, and viewing information stored in smart cards and for other personal communications and consumer electronics devices.

  The Company currently manufactures all of its HBT device wafers at its facility in Taunton, Massachusetts. The Company's facility in Westborough, Massachusetts is used in the development and packaging of CyberDisplay products. The integrated circuit portion of CyberDisplay products is produced by United Microelectronics Corporation ("UMC"). The Company has also established packaging capability for CyberDisplay products with Unipac Optoelectronics Corp. ("Unipac"), an affiliate of UMC. The Company anticipates that it will continue to use third-party contractors in the manufacture of CyberDisplay products.


Industry Overview

 Gallium Arsenide Products

  The Company believes there is a growing need for advanced semiconductor materials used in the manufacture of microwave integrated circuits and other integrated circuits used in high frequency, low power applications. The demand for these microwave integrated circuits is being driven by the rapid growth in the wireless communications equipment industry, resulting from new transmission technologies, such as personal communications systems ("PCS"), wireless local loop, satellite communications, wireless local area networks (WLANs) and local multipoint distribution system (LMDS). The increasingly shorter product cycles of systems products in these markets is another factor driving the growth of demand for integrated circuits used in these applications. In addition to the cellular and PCS markets, telecommunications and data communications equipment markets represent other significant applications opportunities for integrated circuits with these features. The Company believes that emerging markets for integrated circuits made from GaAs device wafers include power devices for base station applications in broadband wireless services, high data rate fiber optic receivers used in telecommunications, and other specialized integrated circuits used in data communications and other applications.

  Until recently, integrated circuits used in high frequency, low power applications were generally constructed with hybrid solutions such as silicon bipolar transistors or silicon metal oxide semiconductor field effect transistors ("MOSFET"). GaAs semiconductor technology has emerged as an effective alternative or complement to silicon in many of these high performance applications, in particular, high frequency microwave telecommunications systems. GaAs has inherent physical properties which allow electrons to move up to five times faster than in silicon. This higher electron mobility permits GaAs integrated circuits to operate at much higher frequencies than silicon devices, or operate at the same frequency with lower power consumption. The reduction in system power requirements is particularly important in portable applications. The high performance characteristics of GaAs have led to the increased use of GaAs field effect transistors ("FETs") in a wide range of commercial systems. Hybrid solutions are relatively inexpensive to manufacture but have lower power efficiency, while the Company believes GaAs FET wafers have better performance characteristics than hybrid solutions but are more costly and create greater system complexity.

   Even as device manufacturers are increasingly adopting GaAs FET technology in the manufacture of high frequency integrated circuits such as those used in microwave applications, industry demands are calling for even greater performance. To address the increasingly demanding requirements of the telecommunications and data communications markets, microwave and other high frequency integrated circuits must incorporate certain key features. These features include simpler system design, support for higher frequencies, lower power consumption, improved signal linearity, and effective operation at a wider range of temperatures. HBT device wafers enable manufacturers of integrated circuits to provide these features.

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

  The markets for high resolution, small form factor displays include digital cameras, camcorders, digital wireless handsets, pagers, and smart card viewers. The growth of these markets is being driven, in part, by rapid advances in technology that are making possible new applications. For example, advances in wireless communications systems such as higher bandwidths and increases in intelligence embedded in digital wireless handsets, pagers and other portable communications devices ("PCDs") have created the potential for mobile data users to obtain real-time, wireless access to data.

  There are several display technologies currently available. The most commonly used technology in portable applications is based on the traditional liquid crystal display ("LCD"), which is now in widespread use in products requiring a solid state monochrome or color display. These displays form an image by either transmitting or blocking light emitted from a source located behind the LCD. The passive matrix LCD is primarily used in displays for calculators, watches and pagers because of its relatively low cost and power consumption. Its relatively low image quality, slow response time and limited viewing angle, however, make it inadequate for many demanding applications. In contrast, AMLCDs incorporate a transistor at every pixel location. This allows each pixel to be turned on and off independently which improves image quality and response time and also provides an improved side-to-side viewing angle of the display. AMLCDs are used primarily in laptop computers, instrumentation and projection systems.

  The speed, size and leakage of the transistors in AMLCDs are the key factors governing their suitability for use as high performance digital displays. Currently, transistors in the active matrix are primarily formed in one of two ways. The first method involves the use of a thin film of amorphous silicon grown on glass. It is termed "amorphous" because a silicon film grown directly on glass has very high crystal disorder and low electronic quality (the speed of electrons in amorphous silicon is approximately 500 times slower than in integrated-circuit-quality, single crystal silicon). Consequently, amorphous silicon thin-film transistors have difficulty achieving the speed and the gray scale dynamic range required for digital high definition imaging systems. The other method of transistor formation utilizes polycrystalline silicon thin films that are grown on glass at high temperatures. This process requires special high temperature glass or expensive quartz panels. Although better than amorphous films, polycrystalline silicon films are not well suited for high definition, high performance applications because the speed of electrons in these films is still approximately 30 times slower than in integrated circuit-quality, single crystal silicon. Both approaches currently require the development and manufacture of large scale, active matrix integrated circuits in material that is already formed on glass or quartz substrates, which limits the pixel density of the resulting displays, making this approach more suitable for larger AMLCDs. The commercial manufacture of circuits on these substrates is currently performed in purpose-built facilities rather than in conventional silicon integrated circuit foundries, resulting in an inability to take advantage of low-cost manufacturing available in the silicon integrated circuit industry.

  High information content displays require a large number of pixels, and an equal number of transistors. For example, a conventional monochrome LCD with a resolution of 320 x 240 pixels is comprised of 76,800 pixels (and 76,800 transistors). For most color LCDs, three times that number of pixels are required to provide a color display. The generation of color images is usually accomplished by three color filters (red, green and blue) lithographically located over each pixel. Thus, a 320 x 240 color AMLCD requires 230,400 transistors. Due to this requirement, current conventional AMLCD technologies have difficulty in achieving the levels of pixel density required in a small form factor appropriate for use in portable devices.

   The Company believes that the potential for high growth PCD markets can be realized effectively, however, only if these devices are able to present clearly to the end user the information they wish to access, without compromising the form factor of the device. These devices, as well as the next generation of digital cameras and other consumer electronics devices, require a small display with low power consumption and rich, full color high resolution images. To date, display technologies have been limited in addressing these needs due to constraints with respect to size, power consumption, resolution, cost or full color capability.


The Kopin Solution

 Gallium Arsenide Products

  The Company's primary GaAs product is an HBT device wafer which is based on its proprietary Wafer-Engineering technology. HBT device wafers, unlike competing GaAs FET wafers, consist of a series of material layers of atomic-level thickness, which form a vertical transistor on the wafer. This wafer structure enables the design of integrated circuits in which individual transistors are vertically arranged. The three-dimensional nature of an HBT device wafer, as opposed to the two-dimensional nature of a competing GaAs FET wafer, offers several advantages to an integrated circuit manufacturer. The principal advantage of this vertical structure is a higher transistor density for a given surface area, resulting in better yields and greater processing speed. Furthermore, current limitations on optical lithography result in transistor gate length limits (the distance an electron must travel within a transistor) on GaAs FET wafers of approximately 0.2 microns (for commercial volumes). In the case of HBT device wafers, the transistor gate length is determined by the thickness of the vertical base layer, which is a function of the device manufacturer's process expertise rather than a limitation of current optical lithography techniques. Kopin is currently manufacturing device wafers in commercial volumes with a vertical base layer thickness of approximately 0.05 microns, therefore enabling the design of faster circuits.

  HBT device wafers also offer other advantages over GaAs FET wafers for certain applications. For example, power amplifier circuits based on the Company's device wafers run on a single power supply voltage and have excellent signal linearity and power efficiency that enable digital wireless handset designers to eliminate certain costly components and contribute to longer battery life. Kopin's HBT device wafers also enable the design of integrated circuits that operate at a wider range of temperatures, especially as temperatures increase, due to their greater resistance to noise. This resistance is due to the higher voltages that vertical base layers support compared to conventional gates used in GaAs FET devices. Kopin's HBT technology, expertise and processes also offer a number of advantages when compared to those of other manufacturers of HBT wafers, such as the uniform, repeatable growth of atomic layers, higher frequency performance, greater manufacturing throughput, the ability to make larger diameter HBT device wafers, and the development of device wafers from new compounds, such as indium gallium phosphide ("InGaP").

 CyberDisplay Products

  The Company's principal CyberDisplay product is a miniature display (0.24 inch diagonal) which uses a lens and backlight to deliver high resolution data and video images. In contrast to current passive matrix LCD and AMLCD approaches, the CyberDisplay product utilizes high quality, single crystal silicon--the same high quality silicon that is used in conventional integrated circuits. This single crystal silicon is not grown on glass; rather, it is first formed on a silicon wafer and then lifted off as a thin film using the Company's Wafer-Engineering technology. Before it is transferred to glass, the thin film is patterned into an integrated circuit (including the active matrix, driver circuitry and other logic circuits) in an integrated circuit foundry, so that the transferred layer is a fully-functional active matrix integrated circuit. The Company's Wafer-Engineering technology enables the production of transparent circuits, in contrast to conventional silicon circuits, which are opaque. As with conventional AMLCDs, the display's imaging properties are a result of the formation of a liquid crystal layer over the transparent active matrix integrated circuit. The Company believes that this manufacturing process offers several advantages over other manufacturing approaches with regard to small form factor displays, including greater miniaturization, reduced cost, improved reliability, full color capability and higher definition.

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


Strategy

  The Company's objective is to become a leading supplier of advanced semiconductor device wafers and miniature displays that enable its customers to develop and manufacture high volume, differentiated communications and consumer electronics devices. The critical elements of the Company's strategy include:

 .  Target Communications and Consumer Electronics Industries.   The Company's
    products are targeted at high growth applications, including digital and video cameras, camcorders, digital wireless handsets, pagers, smart card viewers, and other electronic devices in the communications and consumer electronics industries. The Company believes that its device wafer and display products are well-suited for these applications and will allow its customers to develop and market an improved generation of products for these target industries.

 .  Develop Strong Relationships with Strategic Customers.   The Company seeks
    to develop relationships with key customers in targeted industries to promote the use of Kopin's device wafers and CyberDisplay products. In addition to its established device wafer customer, Conexant, the Company has entered into agreements with respect to CyberDisplay products with Siemens, Motorola, Gemplus and FujiFilm. The Company works closely with its customers to help them design and develop cost-effective products based on its device wafer and display solutions. With respect to its display products, the Company believes that these relationships will allow the Company to increase its marketing reach and more rapidly increase its sales volume. Furthermore, the Company believes that if the sales volume grows quickly enough, the Company's display products may become accepted as an industry standard reference platform, which in turn will serve as a greater incentive for manufacturers of portable products and related components to integrate the Company's display products into their products. Accordingly, the Company anticipates pricing competitively against existing display products to reduce the adoption cycle time of its CyberDisplay products.

 .  Maintain Technological Leadership.   The Company believes that its ability
    to develop innovative products based on its extensive Wafer-Engineering technology capabilities enhances the opportunity for growth within its targeted markets. By continuing to invest in research and development, Kopin is able to add to its expertise in the design of innovative, high resolution, small form factor displays and GaAs device wafers. The Company intends to continue to focus its development efforts on advanced semiconductor device wafers and proprietary miniature displays, both of which the Company believes have a broad range of applications.

 .  Maximize Production Efficiencies.   The Company believes that its success
    will depend in part on its ability to be a low cost manufacturer. The Company continually strives to reduce the cost of its device wafers by refining its advanced processes to increase manufacturing efficiencies while maintaining the quality of its products. Since late 1996, the Company has added two production lines at its device wafer facility, and anticipates adding more production lines in 1999 which are expected to become operational in the second half of 1999.

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


Products, Markets and Customers

 Gallium Arsenide Products

  The Company develops and manufactures application specific gallium arsenide products, primarily HBT device wafers for advanced integrated circuit applications and optoelectronic products. The Company's device wafers are manufactured using metal organic chemical vapor deposition ("MOCVD") semiconductor growth techniques. The Company believes it is one of the world's leading suppliers of HBT device wafers and is currently supporting volume production of three-inch and four-inch device wafers, with production of six-inch device wafers. Kopin's primary HBT device wafer product is the aluminum gallium arsenide ("AlGaAs") emitter. Using Wafer-Engineering technology, the Company deposits films of atomic-level thickness on substrate materials, creating vertically oriented devices. The Company can vary the manufacturing process to create products with different characteristics to suit the requirements of particular customers.

  Using Kopin's HBT device wafers, the Company's customers have developed power amplifiers for wireless handsets, which the Company believes have performance advantages over GaAs FET solutions. These components, in addition to operating at very high frequencies, have low distortion and are power efficient. At present, the Company's HBT device wafer products have been used predominantly in Code Division Multiple Access (CDMA) power amplifiers, but the Company believes that these wafer products are applicable in and can provide the same benefits to the Global System Mobile (GSM), Time Division Multiple Access (TDMA) and third generation ("3G") wireless handset standards. In particular, in those countries where one uniform standard has not yet been adopted, the diversity of standards requires equipment capable of operating in dual modes and bands, which equipment is likely to require higher performance semiconductor technology such as the Company's HBT device wafers.

  The Company's device wafers are typically manufactured for customer-specific integrated circuits. Once an integrated circuit manufacturer has designed in a particular device wafer, the Company believes that it is difficult for the supplier of that device wafer to be replaced with respect to that particular integrated circuit. The Company's largest customer for its device wafers is Conexant, with whom the Company has collaborated on the manufacturing and development of HBT device wafers and related integrated circuits for several years. For the year ended December 31, 1998, 87% of Kopin's product revenues were derived from the sale of gallium arsenide products. Other customers of the Company's device wafers include Raytheon Company, Northrop Grumman Corporation, Siemens, Mitsubishi Electric Corporation, Hewlett Packard Company and Northern Telecom.

 CyberDisplay Products

  The CyberDisplay product is a miniature (0.24 inch diagonal) high density 320 x 240 color or monochrome AMLCD. When illuminated by a backlight and viewed through a lens, the CyberDisplay product displays high resolution data and video images equivalent to viewing a 20 inch diagonal screen from a distance of five feet. Kopin sells CyberDisplay products to customers either as a single component or together with a lens and backlight as a unit. The Company believes that the extremely small size and high image quality of the CyberDisplay product makes it suitable for digital cameras, camcorders, PCDs such as digital wireless handsets, pagers and other applications, where there is a demand for enhanced functionality, particularly to display more information while retaining the portability of these products.

  There are several potential applications for the CyberDisplay product. The CyberDisplay product is expected to be used in digital cameras and camcorders to allow the user to view previously stored images as well as for replacement of traditional viewfinders. CyberDisplay products are expected to be incorporated in PCDs to allow the user to interactively view data such as e-mail, facsimiles, Internet web pages and other information. The Company believes that there may be numerous other applications for CyberDisplay products, including use in video cameras and other consumer electronics devices.

  The Company's customers for CyberDisplay products are currently developing applications for digital cameras, camcorders, digital wireless handsets and accessories, pagers and other portable communications devices. The Company's strategy is to enter into relationships with these and other customers to expand the market for its display devices and to become an industry standard platform. Products using CyberDisplay products are expected to be introduced in the second half of 1999.


Sales and Marketing

  The Company principally sells its device wafer products directly to integrated circuit manufacturers in the United States, Europe and Asia. Sales of the Company's device wafers to customers in Japan are made primarily through a foreign distributor. The Company sells CyberDisplay products to OEM customers on a direct basis. Under the terms of an agreement with the Company, Motorola has commenced the marketing of CyberDisplay products on a worldwide basis.

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


Product Development

  The Company believes that continued introduction of new products in its target markets is essential to its growth. The Company has assembled a group of highly skilled engineers to work internally and with its customers to continue the

Company's product development efforts. For the years ended December 31, 1998, 1997 and 1996 , the Company incurred total research and development expenses of $9,613,237, $10,424,285 and $16,467,098, respectively, including research and development expenses related to the Company's internal development programs for its display products and device wafers of $5,659,362, $7,622,614 and $9,876,082, respectively.


Gallium Arsenide Products

  Kopin intends to continue developing gallium arsenide products for advanced integrated circuit applications from other compound materials. The Company is working closely with several of its major customers in the development of the next generation of device wafers, particularly with respect to increasing the application of its InGaP technology. The Company believes that InGaP device wafers are simpler to process and result in greater yields for certain products made by the Company's customers. Kopin is currently manufacturing device wafers with a layer thickness of approximately 0.05 microns, and is developing manufacturing processes to further reduce this thickness. The decrease in base layer thickness will provide faster transistor performance, thus producing faster circuits. The Company has equipment and facilities in place to manufacture, and is developing manufacturing processes for production of six-inch device wafers, in anticipation of six-inch GaAs substrates becoming more commercially available in 1999.


 CyberDisplay

  The Company's product development efforts are focused towards continually enhancing the features and functions of the CyberDisplay product. A principal focus of this effort is the Company's development of, and ability to manufacture very small active matrix pixels, which it will use in succeeding generations of the CyberDisplay product. The pixel size of the current CyberDisplay product is 15 microns and the Company believes it can achieve a pixel size of less than 10 microns in commercial production. This is in contrast to a pixel size of approximately 100 microns in a typical laptop computer display. The resolution of the current commercially available CyberDisplay product is 320 x 240. The Company expects future CyberDisplay products to have resolutions of 640 x 480 and higher. While Kopin is working on the commercialization of even higher resolutions for the CyberDisplay product, the Company has already demonstrated 640 x 480, 800 x 600 and 1,280 x 1,024 resolution displays in a 0.75 inch format as well as 2,560 x 2,048 resolution displays in a 1.5 inch format. The Company is also working on further decreasing the already low power consumption of the CyberDisplay product by continuing to evolve its display designs to improve the power efficiency of products which incorporate CyberDisplay products. Additional display development efforts include further automation of final display assembly processes, and increasing the quantity of CyberDisplay active matrix pixel arrays processed on each wafer by further reducing the display size and using increasingly precise manufacturing techniques.

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

 Funded Research and Development

  The Company has entered into various development contracts with agencies of the federal government. These contracts help support the continued development of the Company's core technologies. The Company intends to continue to pursue other federal government development contracts for applications that relate to the Company's commercial product applications. The Company's contracts with government agencies contain certain milestones relating to technology development and may be terminated by the government agencies prior to completion of funding. The Company's policy is to retain its proprietary rights with respect to the principal commercial applications of its technology. To the extent technology development has been funded by a federal agency, under applicable federal laws, such agency has the right to obtain a non-exclusive, non-transferable, irrevocable, fully-paid license to practice or have practiced such technology for governmental use. Revenues attributable to research and development contracts and for the years ended December 31, 1998, 1997 and 1996 , totaled $3,679,582, $3,282,974 and $6,291,172, respectively.

Competition

 Gallium Arsenide Products

   With respect to its device wafer products, the Company presently competes with several companies, including The Furakawa Electric Co., Ltd., Epitronics, Emcore Corporation, Epitaxial Products International and Hitachi Cable, as well as integrated circuit manufacturers with in-house wafer growth capabilities, such as TRW Inc., RF Micro Devices, and Fujitsu Limited. In the gallium arsenide business, competition could become increasingly intense as new entrants emerge to address the high growth markets that Kopin's products address. The production of GaAs integrated circuits has been and continues to be more costly than the production of silicon integrated circuits. Although the Company has reduced production costs of its HBT device wafers by achieving higher volumes, there can be no assurance that the Company will be able to continue to decrease production costs. In addition, the Company believes the costs of producing GaAs integrated circuits by its customers will continue to exceed the costs associated with the production of competing silicon integrated circuits. As a result, the Company must target markets where the higher cost associated with GaAs integrated circuits is justified by their superior performance. There can be no assurance that the Company can continue to identify markets which require performance superior to that offered by silicon solutions or that the Company will continue to offer products which provide superior performance to offset the cost differentials. The GaAs materials industry has been characterized by rapid and significant technological advances. There can be no assurance that the Company will be able to enhance its products to include these advances on a timely basis, if at all, or that the Company will have sufficient funds to invest in new technologies or products or processes.

 Displays

  The display market is highly competitive and is currently dominated by large Asian electronics companies including Sharp Corporation, Hitachi, Ltd., Seiko Corporation, Toshiba Corporation ("Toshiba"), Sony Corporation, NEC
Corporation, Sanyo Electric Co., Ltd. and Display Technologies, Inc., a joint venture of IBM Corporation and Toshiba. The display market consists of multiple segments, each focusing on different end-user applications applying different technologies. Flat panel AMLCDs have experienced rapid growth as the market for laptop computers has grown with the improvements in performance and cost. Most of the companies that manufacture AMLCDs have substantially greater financial, technical, marketing, manufacturing, and personnel resources than the Company. Competition in the display field is based on price and performance characteristics, product quality and the ability to deliver products in a timely fashion. The success of the Company's display product offerings will also depend upon its ability to compete against other types of more well-established products such as traditional AMLCD-based products as well as the adoption of the CyberDisplay product in the industry as an alternative to traditional AMLCD-based products. There can be no assurance that the Company will be able to compete against these companies and technologies.

  There are also a number of alternative display technologies in production and under development including passive matrix LCD and light emitting diode
("LED"), reflective, field emission display, plasma, organic LED and virtual retinal displays, some of which target the high performance small form factor display markets in which the Company's display products are sold. There are many large and small companies that manufacture or have in development products based on these technologies. The CyberDisplay product will compete with other displays utilizing these and other competing display technologies. There can be no assurance that the Company will be able to compete successfully against these companies.

Patents, Proprietary Rights and Licenses

  An important part of the Company's product development strategy is to seek, when appropriate, protection for its products and proprietary technology through the use of various United States and foreign patents and contractual arrangements. The Company intends to prosecute and defend its proprietary technology aggressively. The Company owns more than 50 issued United States patents and more than 50 pending United States patent applications. Many of these United States patents and applications have counterpart foreign patents, foreign applications or international applications through the Patent Cooperation Treaty. In addition, the Company is licensed by MIT under 29 issued United States patents, 4 pending United States patent applications, and some foreign counterparts to these United States patents and applications. The Company's United States patents expire at various dates through September 2014. The United States patents licensed to the Company by MIT expire during the period running at various dates through November 2011.

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

Investments in Related Businesses

  The Company has made certain equity investments in Kowon Technology Co., Ltd. ("Kowon"), a manufacturer of gallium arsenide optoelectronic products located in Korea, GMT Microelectronics, Inc. ("GMT"), a merchant integrated circuit foundry and Kendin Semiconductor, Inc. ("Kendin"), a developer and manufacturer of integrated circuits for data communications and smart card applications. In 1998 the Company made a $2,000,000 investment in Kowon for which the Company received a 65% equity interest. The 1998 financial statements of Kowon are consolidated with those of Kopin beginning in the second quarter of 1998. Kowon's results of operations are principally denominated in won and are subject to exchange rate fluctuations. At December 31, 1998, the Company's investments in GMT and Kendin totaled approximately $1,100,000 and $2,535,000, respectively, representing approximately 7% and 19.7% of the outstanding equity of each company, respectively. Kowon, GMT and Kendin are privately held companies. In addition, the Company has made investments in other companies which represent less than 5% of the outstanding equity of these companies. The Company has no obligations associated with these investments. The Company may from time to time make further equity investments in these and other companies engaged in certain aspects of the flat panel display and electronics industries as part of its business strategy. These investments may not provide the Company with any financial return or other benefit and there can be no assurance that any losses by these companies or associated losses in the Company's investments will not have a material adverse effect on the Company's business, results of operations and financial condition.

  The Company also made an investment in Forte Technologies, Inc. ("Forte") over a period of two years, commencing in October of 1994. As a result of declining sales and results of operations of Forte, the Company recorded in the fourth quarter of 1996 a writedown in connection with Forte totaling $3,900,000. In March 1997, Forte filed a voluntary petition seeking protection from its creditors under Chapter 11 of the United States Bankruptcy Code. In November 1997, Interactive Imaging Systems, Inc. ("IIS") (previously named Kaotech Corporation), a newly organized entity (of which the Company owned approximately 19.5%) purchased substantially all of the assets of Forte, subject to certain liens, for approximately $60,000. This purchase price was determined by arms-length negotiations among the Company, the debtor-in-possession and the creditor's committee, and approved by the bankruptcy court with notice to all creditors. In December, 1998, IIS undertook a plan of recapitalization. Under the plan, Kopin obtained a nominal interest in the equity of the new IIS and a minority interest in the equity of Interactive Pictures Corporation ("IPIX"), a developer of interactive photo technology for use on the Internet, in exchange of its previous interest in IIS and a net payment of $125,000.

Employees

  As of December 31, 1998, the Company and its subsidiaries employed 169 full-time and 7 part-time individuals. Of these, 13 hold Ph.D. degrees in Material Science, Electrical Engineering or Physics. The Company's management and professional employees have significant prior experience in semiconductor materials, device wafer and display processing, manufacturing and other related technologies. None of the Company's employees is covered by a collective bargaining agreement. The Company considers relations with its employees to be good.


Item 2. Properties
------------------

  Kopin leases separate gallium arsenide product manufacturing and CyberDisplay product fabrication facilities. The Company's device wafer manufacturing facility is located, together with the Company's corporate headquarters, in Taunton, Massachusetts. The Taunton facility occupies 25,100 square feet, including 6,000 square feet of contiguous environmentally controlled production clean rooms. The Taunton facility is occupied under a lease that expires on October 31, 2002.

  Kopin's CyberDisplay production facility occupies 74,000 square feet in Westborough, Massachusetts, of which 10,000 square feet consist of contiguous environmentally controlled production clean rooms, of which 7,000 square feet are Class 10. The Westborough facility is occupied under a lease that expires in October 2000, with renewable options for up to four additional years at the Company's election.

  Kopin has entered into agreements with UMC and its affiliate, Unipac, under which Unipac will assemble and package CyberDisplay products at its facility in Taiwan. The Company believes that the capabilities and capacity of UMC and Unipac, together with its existing facility in Westborough, provide Kopin with sufficient production capacity through at least 1999.

  In addition to its Massachusetts facilities, Kopin leases a 5,280 square foot design facility in Los Gatos, California for developing prototypes of products incorporating the CyberDisplay product. This facility is occupied under a lease that expires in November 2002.

  Kowon owns the two facilities in Kyunggi-Do, Korea in which it manufactures its gallium arsenide optoelectronic products and in which its corporate headquarters is located. The Korean facilities occupy 18,000 and 10,000 square feet.


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


Item 4. Submission of Matter to a Vote of Security Holders
----------------------------------------------------------

Not Applicable.

                       EXECUTIVE OFFICERS OF THE COMPANY

The executive officers of the Company, who are elected on an annual basis to serve at the discretion of the Board of Directors, are as follows:


         Name              Age        Position with the Company
         ----              ---        -------------------------

John C. C. Fan...........   55   President and Chief Executive Officer;
                                 Chairman of the Board of Directors

Richard A. Sneider.......   38   Treasurer and Chief Financial Officer

Bor Yeu Tsaur............   43   Executive Vice President, Display Operations

Ronald P. Gale...........   48   Chief  Technology Officer and Vice President

Daily S. Hill............   42   Vice President, Gallium Arsenide Operations

Glen G. Kephart..........   55   Vice President of Marketing, Display Products

Matthew J. Micci.........   42   Vice President of Sales, Gallium Arsenide
                                 Products

Matthew M. Zavracky......   43   Vice President, Engineering


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

          Richard A. Sneider, Treasurer and Chief Financial Officer. Mr. Sneider has served as Treasurer and Chief Financial Officer of the Company since September 1998. Mr. Sneider is a Certified Public Accountant and formerly a partner of the international public accounting firm, Deloitte & Touche LLP.

          Bor Yeu Tsaur, Executive Vice President, Display Operations. Dr. Tsaur joined the Company as Executive Vice President, Display Operations in July 1997. From 1993 to 1997, Dr. Tsaur served as Group Leader, Electronic Material Group at MIT Lincoln Laboratory. Dr. Tsaur received a Ph.D. in Electrical Engineering from the California Institute of Technology.

          Ronald P. Gale, Chief Technology Officer and Vice President. Dr. Gale became Chief Technology Officer in 1997. Previously, Dr. Gale served as Vice President of the Company in several capacities since July 1985. Dr. Gale received a Ph.D. in Materials Science and Engineering from the Massachusetts Institute of Technology in 1978.

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

    1998                                                  High        Low
  --------------------------------------------------------------------------
   First Quarter                                         22 3/8          14
   Second Quarter                                        22 3/8          16
   Third Quarter                                             21     11 7/16
   Fourth Quarter                                        21 1/4      11 1/2


    1997
  --------------------------------------------------------------------------
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

  As of December 31, 1998, there were 237 stockholders of record of the Company's Common Stock. These numbers do not reflect persons or entities who hold their stock through nominee or "street" name.

Item 6. Selected Financial Data
-------------------------------


                                                                             Years ended December 31,
                                                         --------------------------------------------------------------
                                                                1998       1997       1996       1995       1994
                                                                ----       ----       ----       ----       ----
                                                                      (In thousands, except per share data)
Statement of Operations Data:
Revenues:
     Product revenues                                          $ 23,225   $ 13,110   $ 11,727   $  7,161   $  2,830
     Research and development revenues                            3,680      3,283      6,291      8,628     10,453
                                                               --------   --------   --------   --------   --------
                                                                 26,905     16,393     18,018     15,789     13,283
                                                               --------   --------   --------   --------   --------

Expenses:
     Cost of product revenues                                    15,509      8,636      9,489      6,059      1,981
     Research and development-funded programs                     3,954      2,802      6,591      8,757     10,531
     Research and development-internal                            5,660      7,623      9,876      6,856      4,070
     General, administrative and selling                          4,015      4,292      7,070      4,013      4,575
     Other                                                          384        327        598        403        255
     Write-down of subsidiary assets                                  -          -      3,900          -          -
     Impairment charge                                            1,800          -      4,990          -          -
                                                               --------   --------   --------   --------   --------
                                                                 31,322     23,680     42,514     26,088     21,412
                                                               --------   --------   --------   --------   --------

Loss from operations                                             (4,417)    (7,287)   (24,496)   (10,299)    (8,129)
Other income and expense:
     Interest and other income                                    2,044      1,264      2,014      1,671      1,543
     Interest expense                                              (536)      (235)      (338)      (363)      (108)
                                                               --------   --------   --------   --------   --------

Loss before minority interest                                    (2,909)    (6,258)   (22,820)    (8,991)    (6,694)
Minority interest in (income) loss of subsidiary                    (59)         -      1,224          -          -
                                                               --------   --------   --------   --------   --------

Net loss                                                       $ (2,968)  $ (6,258)  $(21,596)  $ (8,991)  $ (6,694)
                                                               ========   ========   ========   ========   ========

Net loss per share - basic and diluted                            $(.25)     $(.57)    $(1.98)     $(.95)     $(.72)
                                                               ========   ========   ========   ========   ========

Weighted average number of common shares outstanding             12,068     11,010     10,921      9,462      9,267
                                                               ========   ========   ========   ========   ========


                                                                                   December 31,
                                                         --------------------------------------------------------------
                                                                 1998       1997       1996       1995       1994
                                                                 ----       ----       ----       ----       ----

Balance Sheet Data:
     Cash and equivalents and marketable securities            $ 36,808   $ 19,046   $ 27,072   $ 41,997   $ 28,728
     Working capital                                             39,359     21,466     27,687     44,727     30,566
     Total assets                                                61,906     43,394     53,746     76,160     52,836
     Long-term obligations (excluding current maturities)         4,209      1,959      2,793      1,605      2,235
     Deficit                                                    (57,487)   (54,519)   (48,261)   (26,665)   (17,674)
     Stockholders' equity                                        51,846     35,869     40,271     61,842     43,451


Item 7.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

  Kopin is a leading developer and manufacturer of advanced semiconductor materials and small form factor displays. The Company was incorporated in 1984 to further develop and commercialize certain semiconductor expertise developed at MIT. The Company's primary revenue source since 1995 has been from sales of its gallium arsenide products. In 1998, the Company commenced sales of CyberDisplay products. The Company has been unprofitable since inception and, at December 31, 1998, the Company had an accumulated deficit of $57,486,799.

  For the year ended December 31, 1996, the Company's consolidated financial statements include the results of operations of Forte, a majority-owned subsidiary of the Company. In March 1997, Forte filed a voluntary petition seeking protection from its creditors under Chapter 11 of the United States Bankruptcy Code. As a result of such filing, the financial statements of Forte are not consolidated with those of the Company subsequent to December 31, 1996.

Results of Operations
 Year Ended December 31, 1998 ("1998") Compared to Year Ended December 31, 1997 ("1997")

  Revenues.   The Company's total revenues were $26,904,997 for 1998 compared to
$16,393,018 during the corresponding period in 1997, an increase of $10,511,979, or 64%. The Company's product revenues were $23,225,415 for 1998 compared to $13,110,044 in 1997, an increase of $10,115,371, or 77%. The increase in product revenues was primarily due to an increase in sales of gallium arsenide products to $20,290,433 in 1998 compared to $11,950,428 in 1997, an increase of $8,340,005, or 70%. The increase in sales of the Company's gallium arsenide products was primarily due to the increased use of device wafers in various wireless telecommunications products, particularly by the Company's major customer, Conexant. Research and development revenues were $3,679,582 for 1998 compared to $3,282,974 in 1997, an increase of $396,608. The increase in research and development revenues was primarily attributable to a increase in contract revenues from agencies of the federal government. As a result of the expirations of multi-year contracts with the federal government and the Company's increased emphasis on product revenues, the Company believes that research and development revenues will continue to decline as a percentage of total revenues for the near future.

  Cost of Product Revenues.   Cost of product revenues, which is comprised of
materials, labor and manufacturing overhead related to the Company's products, was $15,509,316 for 1998 compared to $8,636,199 in 1997. Included in 1998's cost of product revenues is a charge totaling approximately $1,708,000 associated with the write-down of inventory resulting from modification of certain processes in the production of Cyberdisplay products to improve manufacturing flexibility and to meet customer requirements. Excluding this inventory write-down, cost of product revenues decreased as a percentage of product revenues because of manufacturing efficiencies derived from the increase in unit volume production. The benefit from manufacturing efficiencies was offset in part from an increase in display products as a percentage of total product revenues.

  Research and Development.   Research and development expenses include expenses
incurred in support of internal development programs and programs funded by agencies of the federal government, including development programs for display devices and products, device wafers, circuit design costs, staffing, purchases of materials and laboratory supplies, and fabrication and packaging of the Company's display products. Funded research and development expenses were $3,953,875 for 1998 compared to $2,801,671 in 1997, an increase of $1,152,204.
The increase in funded research and development expenses in 1998 was primarily due to an increase in programs funded by agencies of the federal government. Internal research and development expenses were $5,659,362 in 1998 compared to $7,622,614 in 1997, a decrease of $1,963,252. The decrease in internal research and development expenses was primarily a result of reduced development costs incurred for fabrication and packaging of the Company's display products.

  General, Administrative and Selling.   General, administrative and selling
expenses consist of the expenses incurred by the Company's business development and sales personnel, marketing expenses, and administrative and general corporate expenses. General, administrative and selling expenses were $4,014,862 for 1998 compared to $4,292,383 in 1997, a decrease of $277,521. In addition, general, administrative and selling expenses include non-cash charges for compensation expense of $66,900 for 1998 compared to $75,857 in 1997 relating to the issuance of certain stock options.

  Impairment Charge.   In 1998, the Company recorded a non-cash, impairment
charge totaling approximately $1,800,000 associated with the write-down of equipment and intangible assets resulting from modification of certain processes in the production of Cyberdisplay products to improve manufacturing flexibility.

  Other.   Other expenses were $384,349 for 1998 compared to $327,102 in 1997, an increase of $57,247.

  Other Income, Net.   Other income, net was $1,508,103 in 1998 compared to
$1,029,182 in 1997, an increase of $478,921. The increase was primarily due to an increase in interest income of $779,834 to $2,043,886 in 1998 from $1,264,052 in 1997, resulting from higher cash balances in 1998. This increase was partially offset by an increase in interest expense of $300,913 due to additional debt funding obtained by the Company.

Results of Operations
 Year Ended December 31, 1997 Compared to Year Ended December 31, 1996 ("1996")

  Revenues.   The Company's total revenues were $16,393,018 for 1997 compared to
$18,018,253 ($15,476,221 excluding Forte) during the corresponding period in 1996, a decrease of $1,625,235. The Company's product revenues were $13,110,044 for 1997 compared to $11,727,081 ($9,185,049 excluding Forte) in 1996, an increase of $1,382,963. Product revenues from sales of the Company's gallium arsenide products were $11,950,428 in 1997 compared to $8,346,377 in 1996, an increase of $3,604,051, or 43%. The increase in product revenues was due to a $3,924,995 increase in sales of gallium arsenide products and display products over the corresponding period in the prior year, partially offset by the inclusion of Forte revenues in 1996. The increase in sales of the Company's gallium arsenide products was primarily due to the increased use of device wafers in various wireless telecommunications products, particularly by the Company's major customer, Conexant. Research and development revenues were $3,282,974 for 1997 compared to $6,291,172 in 1996, a decrease of $3,008,198.
The decrease in research and development revenues was primarily attributable to a decrease in contract revenues from agencies of the federal government. In 1994, the Company received a $10,658,000 multi-year contract award from Defense Advanced Research Projects Agency. The Company recorded revenues under this contract of $492,000 in 1997 compared to $3,441,000 in 1996, a decrease of $2,949,000.

  Cost of Product Revenues.   Cost of product revenues, which is comprised of
materials, labor and manufacturing overhead related to the Company's products, was $8,636,199 for 1997 compared to $9,488,702 ($6,733,054 excluding Forte) in
1996. The improvement in cost of product revenues as a percentage of product revenues in 1997 was primarily due to increased sales of gallium arsenide products, resulting in lower unit costs, and the inclusion in the 1996 financial results of shipments of head-mounted display systems by Forte.

  Research and Development.   Research and development expenses include expenses
incurred in support of internal development programs and programs funded by agencies of the federal government, including development programs for display devices and products, device wafers and head-mounted display systems, circuit design costs, staffing, purchases of materials and laboratory supplies, and fabrication and packaging of the Company's display products. Funded research and development expenses were $2,801,671 for 1997 compared to $6,591,016 in 1996, a decrease of $3,789,345. The decrease in funded research and development expenses in 1997 was primarily due to a reduction in programs funded by agencies of the federal government. Internal research and development expenses were $7,622,614 in 1997 compared to $9,876,082 ($9,278,537 excluding Forte) in 1996, a decrease of $2,253,468. The decrease in internal research and development expenses was primarily a result of reduced development costs incurred for fabrication and packaging of the Company's display products, as well as the inclusion of $597,545 of such expenses incurred by Forte during the corresponding period in 1996.

  General, Administrative and Selling.   General, administrative and selling
expenses consist of the expenses incurred by the Company's business development and sales personnel, marketing expenses, and administrative and general corporate expenses. General, administrative and selling expenses were $4,292,383 for 1997 compared to $7,070,275 ($4,188,658 excluding Forte) in 1996, a decrease of $2,777,892. The decrease in general, administrative and selling expenses in 1997 was primarily due to the inclusion of expenses of $2,881,617 incurred by Forte in 1996. In addition, general, administrative and selling expenses include non-cash charges for compensation expense of $75,857 for 1997 compared to $66,776 in the year ended 1996 relating to the issuance of certain stock options.

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


Liquidity and Capital Resources

     The Company has financed its operations primarily through public and private placements of its equity securities, research and development contract revenues, and sales of its gallium arsenide and display products. The Company believes its available cash resources will support its operations and capital needs for at least the next twelve months.

  As of December 31, 1998, the Company had cash and equivalents and marketable securities of $36,808,218 and working capital of $39,358,733 compared to $19,046,284 and $21,465,606, respectively, as of December 31, 1997. The increase in cash and equivalents and marketable securities was primarily provided by cash from operations of $2,338,000, proceeds totaling $17,171,000 from a public offering of the Company's common stock and the receipt of a term loan facility of $5,000,000. This increase was offset by other asset expenditures of $2,800,000, capital expenditures of $2,946,000, and principal payments on notes payable and long-term obligations of $2,743,000. In February 1998, the Company completed a public offering of 2,000,000 shares of common stock at a price of $19.00 per share. Of the total shares sold, 1,000,000 shares were sold by Kopin and the other 1,000,000 shares were sold by a shareholder. Net proceeds to the Company totaled approximately $17,171,000. In March 1998, the Company entered into a $5,000,000 term loan which requires the Company to make quarterly principal payments of $250,000 plus interest at a floating rate based upon LIBOR. This term loan is secured by the Company's accounts receivable.

  The Company periodically enters into various long-term debt arrangements to finance equipment purchases and other activities. As of December 31, 1998, debt obligations totaled $6,208,968, of which $1,999,494 is payable in the next twelve months.

  The markets the CyberDisplay product is targeted at are large sales volume consumer electronic and wireless communication applications. The Company believed that in order to obtain customers in these markets, it was necessary to make significant investments in equipment and infrastructure prior to obtaining sales orders for the CyberDisplay product. In addition, the Company has spent approximately $5,000,000 and $7,000,000 annually in 1998 and 1997, respectively, to develop and improve CyberDisplay products. The Company believes that it will be necessary to continue to make significant investments in equipment and development in order to produce the current CyberDisplay product and higher resolution displays. As a result of the current cost structure of the CyberDisplay product line, the ability of the CyberDisplay product line to achieve profitability is dependent upon achieving significant sales volumes and reasonable gross profit margins. The Company has not yet produced the CyberDisplay product at volumes necessary to achieve profitability. Accordingly, there can be no assurances that the Company will obtain sufficient sales volumes, or if sufficient sales volumes are achieved, produce the CyberDisplay at a gross margin which will allow the product line to generate a profit.

  The Company leases a 74,000 square foot manufacturing facility. This facility, which includes 10,000 square feet of environmentally controlled clean rooms, is used primarily for the Company's production of display products. This facility is occupied under a lease that expires in October 2000, with renewable options for up to four additional years at the Company's election. The Company will make lease payments of approximately $1.0 million per year over the remaining term of the lease.

  The Company expects to expend approximately $10,000,000 on capital expenditures over the next twelve months, primarily for the acquisition of equipment relating to the production of the Company's gallium arsenide products and the manufacturing, packaging and testing of CyberDisplay products.

  As of December 31, 1998, the Company had tax loss carryforwards of approximately $45,000,000 which may be used to offset future taxable income.

Recent Accounting Pronouncements

  The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", which is effective for fiscal years commencing after June 15, 1999. SFAS No. 133 requires fair value accounting for all stand-alone derivatives and many derivatives embedded in other financial instruments and contracts. The impact of SFAS No. 133 on the Company has not yet been determined.

Year 2000

  The Company has developed plans to address issues related to the impact on its systems from the "Year 2000 Problem". Financial and operational systems are being assessed and plans have been implemented to address systems modification requirements.

   The Company, utilizing both internal and external resources to address the Year 2000 issue, expects to substantially complete this project by the third quarter of calendar 1999. The current estimate of total project cost is approximately $700,000, which includes the cost of purchasing certain equipment and software, including financial accounting software, which will be capitalized in accordance with normal policy. The cost of equipment and software account for approximately 30 percent of the total estimated project cost while internal resources (primarily salary costs) are 30 percent of the cost and external resources are the remaining 40 percent. Approximately 20 percent of the total project cost has been spent through December, 1998, with the majority of the remaining amount to be spent within the next year. The plan costs will be paid from cash flow generated from operations. The Year 2000 project will not result in the delay in implementation of any previously planned information technology projects.

   The Company's products, which are Year 2000 compliant, require high quality raw materials in order to achieve historical manufacturing yields and performance. The Company requires suppliers to meet stringent quality standards before the Company will accept their product. The Company is continually performing an assessment of its key suppliers' Year 2000 readiness and their plans for becoming Year 2000 compliant. Although the Company has multiple suppliers for each raw material, failure by one or more key suppliers to achieve Year 2000 readiness could impact the Company's ability to produce product at historical levels. In addition, certain critical raw material suppliers allocate capacity to the Company. Accordingly, there can be no assurance that if one or more suppliers are unable to meet their commitments to the Company, the remaining suppliers will be able to make-up the shortfall. Development of contingency plans is in progress and will be developed in detail in 1999. There can be, however, no assurance that the Company will adequately address the Year 2000 problem, that any contingency plans implemented by the Company would be adequate to meet the Company's needs without materially impacting its operations, that any such plan would be successful or that the Company's results of operations and financial condition would not be materially and adversely affected by the delays and inefficiencies in conducting operations in an alternative manner.

Seasonality

  The Company's business is not seasonal in nature.

Inflation

  The Company does not believe that its operations have been materially affected by inflationary forces.

Item 7a. Quantitative and Qualitative Market Risk

   The Company invests its excess cash in high quality government and corporate financial instruments which bear minimal risk. The Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's financial position, results of operations, and cash flows should not be material. The Company sells its products to customers worldwide. The Company maintains a reserve for potential credit losses and such losses have been minimal. The Company is exposed to changes in foreign currency exchange primarily through its translation of its foreign subsidiary's financial position, results of operations, and cash flows.

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

  Potential Lack of Market Acceptance.   The Company's product sales have been
derived primarily from its custom Wafer-Engineered device wafers. To date, the Company has had limited sales of its display products. The CyberDisplay product is a miniature display which uses a lens and backlight to deliver high resolution data and video images. The Company's success will in large part depend on the widespread adoption of this viewing format in the marketplace as compared to a direct view display. The Company's success will also be dependent upon the widespread acceptance of its customers' products. The Company's competitors are investing substantial resources in the development and manufacture of displays using a number of different technologies. In the event these efforts result in the development of products that offer advantages over the Company's products, and the Company is unable to improve its technology or develop or acquire alternative technology that is competitive, the Company's business, results of operations and financial condition will be materially and adversely affected. Kopin's prospective customers for its display products are principally manufacturers in the wireless handset, pager, digital camera, camcorder, smart card and other consumer electronics industries that would use CyberDisplay products in their products. These companies may be reluctant to adopt Kopin's products because of perceived risks relating to the introduction of the Company's display technology generally, concerns about end-user acceptance of CyberDisplay products and the complexity, reliability, usefulness and cost-effectiveness of the Company's display products compared to traditional AMLCDs. In addition, these companies may be reluctant to rely upon a relatively small company such as Kopin for a critical component. There can be no assurance that the Company's prospective customers will adopt CyberDisplay products or that the end-users of these prospective customers will accept CyberDisplay products. There can be no assurance that the Company will be able to manufacture the Cyberdisplay in the quantities ordered by prospective customers. The failure of Kopin to achieve such market acceptance of CyberDisplay products or achieve efficient manufacturing capability will have a material adverse effect on the Company's business, results of operations and financial condition.

  Kopin's customers for its gallium arsenide products are principally manufacturers of integrated circuits for the telecommunications and data communications markets. Current and prospective customers may be reluctant to adopt Kopin's products to an extent greater than at present because of perceived risks relating to GaAs technology generally or HBT GaAs technology in particular. In addition, these customers may be reluctant to rely upon a relatively small company such as Kopin for a critical component. There can be no assurance that additional companies in Kopin's target markets will adopt its HBT technology or that the companies that currently use the Company's HBT device wafer products will continue to do so in the future.

  History of Operating Losses; Accumulated Deficit.   The Company has never
achieved profitability. As of December 31, 1998, the Company had an accumulated deficit of $57,486,799. For 1998, 1997, and 1996, the Company incurred net losses of $2,967,887, $6,257,769 and $21,596,364, respectively. There can be no assurance that the Company will achieve or maintain profitability in the future. If the Company continues to incur losses, the Company is likely to require additional financing and there can be no assurance that the Company would be able to secure additional financing or that such financing will be available on favorable terms.

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

  Substantial Reliance on Certain Customers.   Relatively few customers account
for a substantial portion of the Company's revenues. For the years ended December 31, 1998, 1997 and 1996, revenues from multiple contracts with various United States governmental agencies accounted for approximately 14%, 20% and 35%, respectively, of the Company's total revenues. Sales to Conexant accounted for approximately 59%, 68%, and 39% of the Company's total revenues for 1998, 1997 and 1996, respectively. The Company expects that device wafer sales to Conexant will continue to represent a significant portion of the Company's revenues for the near future. A reduction in research and development contracts from the United States government or a reduction or delay in orders from Conexant or the Company's other customers, including reductions or delays due to market, economic or competitive conditions in the semiconductor or display industries, could have a material adverse effect on the Company's business, results of operations and financial condition. Although some of the Company's customers have entered into agreements obligating them to purchase a certain amount of the Company's products, the Company's customers generally do not enter into such agreements. In addition, customer orders generally can be canceled and volume levels changed or delayed. The timely replacement of canceled, delayed or reduced orders cannot be assured. The Company's results of operations have been adversely affected in the past by the failure of anticipated orders to be realized and by deferrals or cancellations of orders as a result of changes in customer requirements. Canceled, delayed, or reduced commitments from any of the Company's major customers, particularly Conexant, would have a material adverse effect on the Company's business, results of operations and financial condition.

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

  The Company has limited experience manufacturing display products. The Company is subject to the risk that the manufacture of such a small display may not ever be commercially viable, as Kopin believes that no other company currently manufactures a display of a size equivalent to the CyberDisplay product at commercial quantities and prices. The Company's fabrication facility in Westborough, Massachusetts is used in the development and packaging of CyberDisplay products. The integrated circuit portion of the CyberDisplay product is commercially produced by UMC. The Company has also established packaging capability of CyberDisplay products at UMC's affiliate, Unipac. There are certain significant risks associated with the Company's reliance on outside foundries, including the lack of control over production capacity and delivery schedules and limited control over quality assurance, manufacturing yields and production costs. In addition, the operations of UMC and Unipac, both located in Taiwan, are subject to risks associated with international commerce, including unexpected changes in legal and regulatory requirements, changes in tariffs and trade policies, and political and economic instability. There can be no assurance that UMC and Unipac will be able to provide the required capacity and quality on a timely basis to meet the Company's requirements. The Company is dependent on these third-party manufacturers for the fabrication of integrated circuits and the packaging of its display products. The termination or cancellation of the Company's agreements with these companies, or the inability of these companies to produce required components, would materially and adversely affect the Company's ability to manufacture its products and would require the Company to establish alternative manufacturing relationships. There can be no assurance that the Company would be able to establish such relationships on acceptable terms; in any event, the time required to establish such substitute relationships could substantially delay the commercialization of the Company's display products, which in turn, could have a material adverse effect on the Company's business, results of operations and financial condition.

  Competition.   The display market is highly competitive and is currently
dominated by large Asian electronics companies including Sharp Corporation, Hitachi, Ltd., Seiko Corporation, Toshiba Corporation ("Toshiba"), Sony Corporation, NEC Corporation, Sanyo Electric Co., Ltd. and Display Technologies, Inc., a joint venture of IBM Corporation and Toshiba. Most of these companies have substantially greater financial, technical, marketing, manufacturing, and personnel resources than the Company. Competition in the display field is based on price and performance characteristics, product quality and the ability to deliver products in a timely fashion. The success of the Company's display product offerings will also depend upon its ability to compete against other types of more well-established products such as traditional AMLCD-based products as well as the adoption of the CyberDisplay product in the industry as an alternative to traditional AMLCD-based products. There can be no assurance that the Company will be able to compete successfully against these companies.

  There are also a number of alternative display technologies in production and under development including passive matrix liquid crystal display ("LCD"), light emitting diode ("LED"), reflective, field emission display, plasma, organic LED and virtual retinal displays, some of which target the high performance small form factor display markets in which the Company's display products are sold. There are many large and small companies that manufacture or have in development products based on these technologies. The CyberDisplay product will compete with other displays utilizing these and other competing display technologies. There can be no assurance that the Company will be able to compete successfully against these companies.

  With respect to its gallium arsenide products, particularly device wafer products, the Company presently competes with several companies, including The Furakawa Electric Co., Ltd., Epitronics, Emcore Corporation, Epitaxial Products International and Hitachi Cable, as well as integrated circuit manufacturers with in-house wafer growth capabilities, such as TRW Inc., RF Micro Devices, and Fujitsu Limited. In the gallium arsenide business, competition could become increasingly intense as new entrants emerge to address the high growth markets that Kopin's products address. The production of GaAs integrated circuits has been and continues to be more costly than the production of silicon integrated circuits. Although the Company has reduced production costs of its HBT device wafers by achieving higher volumes, there can be no assurance that the Company will be able to continue to decrease production costs. In addition, the Company believes the costs of producing GaAs integrated circuits by its customers will continue to exceed the costs associated with the production of competing silicon integrated circuits. As a result, the Company must target markets where the higher cost associated with GaAs integrated circuits is justified by their superior performance. There can be no assurance that the Company can continue to identify markets which require performance superior to that offered by silicon solutions or that the Company will continue to offer products which provide superior performance to offset the cost differentials. The GaAs materials industry has been characterized by rapid and significant technological advances. There can be no assurance that the Company will be able to enhance its products to include these advances on a timely basis, if at all, or that the Company will have sufficient funds to invest in new technologies, products or processes.

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

  Dependence on Key Personnel.   The Company's success depends in large part
upon a number of key management and technical employees. The loss of the services of one or more key employees, including John C.C. Fan, the Company's President and Chief Executive Officer, could have a material adverse effect on the Company. The Company does not maintain any "key-man" insurance policies on Dr. Fan or any other employees. In addition, the Company's success will depend in significant part upon its ability to attract and retain highly-skilled management, technical, and sales and marketing personnel. Competition for such personnel is intense and there can be no assurance that the Company will be successful in attracting and retaining such personnel.

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


Item 8. Financial Statements and Supplementary Data
---------------------------------------------------

  The financial statements of the Company required by this item are incorporated in this report on pages F-1 through F-14. For other financial statements and schedules along with independent auditors' reports thereon required under this item, reference is made to Item 14 of this Report.


Item 9. Changes in and Disagreements with Accountants on Accounting and
-----------------------------------------------------------------------
Financial Disclosure
--------------------

  Not Applicable.

                                   Part III

Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

  (a) Directors. The information with respect to directors required by this item is incorporated herein by reference from the Company's Proxy Statement relating to the Company's Annual Meeting of Shareholders to be held on May 20, 1999 (the "Proxy Statement").

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


Item 13. Certain Relationships and Related Transactions
-------------------------------------------------------

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

                                    Part IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
-------------------------------------------------------------------------
  (a) Documents filed as part of the Report:                                                    Page
                                                                                                ----

    (1)  Consolidated Financial Statements:

         Index to Consolidated Financial Statements                                              F-1

         Independent Auditors' Report.                                                           F-2

         Consolidated Balance Sheets at December 31, 1998 and 1997                               F-3

         Consolidated Statements of Operations and Comprehensive Loss for the years              F-4
         ended December 31, 1998, 1997 and 1996.

         Consolidated Statements of Stockholders' Equity for the years ended December 31,        F-5
         1998, 1997 and 1996.

         Consolidated Statements of Cash Flows for the years ended December 31, 1998,            F-6
         1997 and 1996.

         Notes to Consolidated Financial Statements.                                         F-7 to F-14

     (2) Financial Statement Schedules:


         Schedule II   -   Valuation and Qualifying Accounts

    Schedules other than the one listed above have been omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements or the notes thereto.

                                (3) Exhibits
     3.1    Amended and Restated Certificate of Incorporation                                    (2)
     3.2    Amendment to Certificate of Incorporation                                           (13)
     3.3    Amended and Restated By-laws                                                         (2)
     4      Specimen Certificate of Common Stock                                                 (1)
     10.1   Form of Employee Agreement with Respect to Inventions
            and Proprietary Information                                                          (1)
     10.2   1985 Incentive Stock Option Plan, as amended                                         (1)
     10.3   1992 Stock Option Plan Amendment                                                    (14)
     10.4   Form of Key Employee Stock Purchase Agreement                                        (1)
     10.5   License Agreement by and between the Company and
            Massachusetts Institute of
            Technology dated April 22, 1985, as amended                                          (1)
     10.6   Technology and Business Development Agreement, dated as of November 6, 1992 by and between the Company and Rockwell International Corporation
            (confidential portions on file with the Commission)                                  (2)
     10.7   Facility Lease, by and between the Company and Massachusetts
            Technology Park Corporation dated October 15, 1993                                   (3)
     10.8   Master Sublease  - Purchase Agreement, by and between the Company and
            Massachusetts Industrial Finance Agency dated June 23, 1994                          (4)
     10.9   Contract by and between the Company and the Advanced Research Projects
            Agency dated May 25, 1994(confidential portions on file with the
            Commission)                                                                          (4)
     10.10  Joint Agreement by and between the Company and Philips Consumer Electronics
            Company, Division of Philips Electronics North America Corporation dated

            July 25, 1994 (confidential portions on file with the Commission)                    (5)
     10.11  Cross License and Supply Agreement, by and between the Company and
            Philips Electronics North America Corporation dated June 18, 1994(confidential
            portions on file with the Commission)                                                (5)
     10.12  Securities Purchase Agreement, by and between the Company and GMT Microelectronics Corporation, dated January 6, 1995
            (confidential portions on file with the Commission)                                  (7)
     10.13  Contract by and between the Company and the United States Department
            of Commerce dated April 25,1995                                                      (9)
     10.14  Securities Purchase Agreement, by and between the Company and Forte
            Technologies, Inc. dated September 15, 1995                                          (9)
     10.15  Cooperative Research and Development Agreement, by and between the
            Company and Massachusetts Institute of Technology Lincoln Laboratory dated
            June 21, 1995 (confidential portions on file with the Commission)                    (9)
     10.16  Stock Purchase Agreement, by and between the Company and Telecom
            Holding dated November 24, 1995                                                     (10)
     10.17  Letter Agreement, by and between the Company and Telecom Holding
            Co., Ltd. Co., Ltd. dated November 24, 1995                                         (10)
     10.18  Stock Purchase Agreement, by and between the Company and United
            Microelectronics Corporation dated November 29, 1995                                 (9)
     10.19  Stock Purchase Agreement, by and between the Company and Unipac
            Optoelectronics Corporation dated November 29, 1995                                  (9)
     10.20  Letter Agreement, by and between the Company and United
            Microelectronics Corporation dated November 29, 1995(confidential
            portions on file with the Commission)                                                (9)
     10.21  Amendment Agreement, by and between the Company and Rockwell
            International Corporation dated September 29, 1995                                   (9)
     10.22  Securities Purchase Agreement, by and between the Company and
            Unitek Semiconductor, Inc. dated January 26, 1996                                   (11)
     10.23  Chattel Leasing Promissory Note, by and between the Company
            and BancBoston Leasing dated January 29, 1996                                       (11)
     10.24  Securities Purchase Agreement, by and between the Company
            and Forte Technologies, Inc. dated February 8, 1996.                                (11)
     10.25  Securities Purchase Agreement, by and between Forte Technologies, Inc.
            and Investors, dated June 27, 1996.                                                 (12)
     10.26  Master lease agreement, by and between the Company and BancBoston Leasing
            dated December 23, 1996                                                             (13)
     10.27  Joint Venture Agreement, by and among the Company, Kowon Technology
            Co., Ltd., and Korean Investors, dated as of March 3, 1998                          (14)
     10.28  Amended and Restated Employment Agreement between the Company and Dr.
            John C.C. Fan, dated as of February 20, 1998                                        (14)
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

(6) Filed as an exhibit to Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference

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

(11) Filed as an exhibit to Quarterly Report on Form 10-Q for the incorporated herein by reference. quarterly period ended March 30, 1996 and

(12) Filed as an exhibit to Quarterly Report on Form 10-Q for the herein by reference. quarterly period ended June 29, 1996 and incorporated

(13) Filed as an exhibit to Annual Report on Form 10-K for the fiscal year ended December 31, 1996 and incorporated herein by reference.

(14) Filed as an exhibit to Annual Report on Form 10-Q for the quarterly period ended June 27, 1998 and incorporated herein by reference.

(b)  Reports on Form 8-K:

       None

                               KOPIN CORPORATION

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                               Page
                                                                                               ----
Independent Auditors' Report                                                                    F-2
Consolidated Balance Sheets at December 31, 1998 and 1997                                       F-3
Consolidated Statements of Operations and Comprehensive Loss for the years ended
December 31, 1998, 1997 and 1996                                                                F-4
Consolidated Statements of Stockholders' Equity for the years ended December 31, 1998,
1997 and 1996                                                                                   F-5
Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996      F-6
Notes to Consolidated Financial Statements                                                      F-7


                         INDEPENDENT AUDITORS' REPORT




Board of Directors and Stockholders
Kopin Corporation
Taunton, Massachusetts



          We have audited the accompanying consolidated balance sheets of Kopin Corporation and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the index at Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

          In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Kopin Corporation and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche LLP

Deloitte & Touche LLP
Boston, Massachusetts
February 16, 1999

                               KOPIN CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                                                                        December 31,
                                                                                                ----------------------------
                                                                                                    1998           1997
                                                                                                -------------  -------------
Assets
Current assets:
     Cash and equivalents                                                                       $ 30,807,335   $ 14,425,400
     Marketable securities, at fair value                                                          6,000,883      4,620,884
     Accounts receivable, net of allowance of $150,800 and $152,700
          Billed                                                                                   2,743,211      3,209,482
          Unbilled                                                                                   910,787      1,091,806
     Inventory                                                                                     3,337,178      2,720,843
     Prepaid expenses and other current assets                                                       743,069        798,867
                                                                                                ------------   ------------
          Total current assets                                                                    44,542,463     26,867,282

Equipment and improvements:
     Equipment                                                                                    24,953,456     22,954,885
     Leasehold improvements                                                                          808,884        772,717
     Furniture and fixtures                                                                          426,084        331,955
     Equipment under construction                                                                     25,131      1,904,198
                                                                                                ------------   ------------
                                                                                                  26,213,555     25,963,755
     Accumulated depreciation and amortization                                                    16,867,698     14,869,251
                                                                                                ------------   ------------
                                                                                                   9,345,857     11,094,504

Other assets                                                                                       6,173,153      3,372,692
Intangible assets                                                                                  1,844,148      2,059,918
                                                                                                ------------   ------------
          Total assets                                                                          $ 61,905,621   $ 43,394,396
                                                                                                ============   ============
Liabilities and Stockholders' Equity
Current liabilities:
     Note payable                                                                               $          -   $    450,000
     Accounts payable                                                                              1,728,596      2,683,671
     Accrued payroll and expenses                                                                    541,732        245,273
     Other accrued liabilities                                                                       913,908        479,914
     Current portion of long-term obligations                                                      1,999,494      1,542,818
                                                                                                ------------   ------------
          Total current liabilities                                                                5,183,730      5,401,676

Deferred rent                                                                                              -        165,166
Long-term obligations, less current portion                                                        4,209,474      1,958,968
Minority interest                                                                                    665,994              -
Commitments and contingencies
Stockholders' equity:
     Preferred stock, par value $.01 per share:  Authorized, 3,000 shares;
          none issued and outstanding                                                                      -              -
     Common stock, par value $.01 per share: Authorized, 20,000,000 shares;
          issued, 12,268,561 shares in 1998 and 11,122,143 shares in 1997                            122,686        111,221
     Additional paid-in capital                                                                  108,954,779     90,514,233
     Deferred compensation                                                                          (165,055)      (231,955)
     Accumulated other comprehensive income (loss)                                                   420,812         (6,001)
     Deficit                                                                                     (57,486,799)   (54,518,912)
                                                                                                ------------   ------------
          Total stockholders' equity                                                              51,846,423     35,868,586
                                                                                                ------------   ------------
          Total liabilities and stockholders' equity                                            $ 61,905,621   $ 43,394,396
                                                                                                ============   ============

                See notes to consolidated financial statements.

                               KOPIN CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  Years ended December 31,
                                                           -----------------------------------------
                                                               1998          1997          1996
                                                           ------------  ------------  -------------
Revenues:
     Product revenues                                      $23,225,415   $13,110,044   $ 11,727,081
     Research and development revenues                       3,679,582     3,282,974      6,291,172
                                                           -----------   -----------   ------------
                                                            26,904,997    16,393,018     18,018,253
Expenses:
     Cost of product revenues                               15,509,316     8,636,199      9,488,702
     Research and development-funded programs                3,953,875     2,801,671      6,591,016
     Research and development-internal                       5,659,362     7,622,614      9,876,082
     General, administrative and selling                     4,014,862     4,292,383      7,070,275
     Other                                                     384,349       327,102        597,943
     Write-down of subsidiary assets                                 -             -      3,900,000
     Impairment charge                                       1,800,000             -      4,990,412
                                                           -----------   -----------   ------------

                                                            31,321,764    23,679,969     42,514,430
                                                           -----------   -----------   ------------

Loss from operations                                        (4,416,767)   (7,286,951)   (24,496,177)
Other income and expense:
     Interest and other income                               2,043,886     1,264,052      2,013,642
     Interest expense                                         (535,783)     (234,870)      (337,418)
                                                           -----------   -----------   ------------

Loss before minority interest                               (2,908,664)   (6,257,769)   (22,819,953)
Minority interest in (income) loss of subsidiary               (59,223)            -      1,223,589
                                                           -----------   -----------   ------------

Net loss                                                   $(2,967,887)  $(6,257,769)  $(21,596,364)
                                                           ===========   ===========   ============

Net loss per share - basic and diluted                     $     (0.25)  $     (0.57)  $      (1.98)
                                                           ===========   ===========   ============

Weighted average number of common shares outstanding        12,068,478    11,010,160     10,921,138
                                                           ===========   ===========   ============


                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

                                                                   Years ended December 31,
                                                           -----------------------------------------
                                                               1998          1997          1996
                                                           ------------  ------------  -------------
Net loss                                                   $(2,967,887)  $(6,257,769)  $(21,596,364)
Foreign currency translation adjustments                       414,492             -              -
Unrealized gain (loss) on marketable securities, net            12,321       (50,934)       (92,250)
                                                           -----------   -----------   ------------

Comprehensive loss                                         $(2,541,074)  $(6,308,703)  $(21,688,614)
                                                           ===========   ===========   ============

                See notes to consolidated financial statements.

                               KOPIN CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                       Common Stock          Additional                 Accumulated Other
                                       ------------           Paid-in        Deferred     Comprehensive
                                     Shares      Amount       Capital      Compensation   Income (Loss)    Deficit         Total
                                  --------------------------------------------------------------------------------------------------

Balance, January 1, 1996            10,915,019   $109,150  $  88,355,145    $ (94,482)      $137,183    $(26,664,779)  $ 61,842,217

Exercise of stock options               16,389        164         50,306            -              -               -         50,470

Compensation relating to
     grant of stock options                  -          -        200,000     (200,000)             -               -              -

Amortization of compensation
     relating to grant of stock
      options                                -          -              -       66,776              -               -         66,776

Net unrealized loss on marketable
     securities                              -          -              -            -        (92,250)              -        (92,250)


Net loss                                     -          -              -            -              -     (21,596,364)   (21,596,364)

                                  --------------------------------------------------------------------------------------------------


Balance, December 31, 1996          10,931,408    109,314    88,605,451      (227,706)        44,933     (48,261,143)    40,270,849

Exercise of stock options              190,735      1,907     1,828,676             -              -               -      1,830,583

Compensation relating to
     grant of stock options                  -          -        80,106       (80,106)             -               -              -

Amortization of compensation
     relating to grant of stock
      options                                -          -             -        75,857              -               -         75,857

Net unrealized loss on marketable
     securities                              -          -             -             -        (50,934)              -        (50,934)


Net loss                                     -          -             -             -              -      (6,257,769)    (6,257,769)

                                  --------------------------------------------------------------------------------------------------


Balance, December 31, 1997          11,122,143    111,221    90,514,233      (231,955)        (6,001)    (54,518,912)    35,868,586

Issuance of common stock, net of
   issuance costs of $1,829,000      1,000,000     10,000    17,161,418             -              -               -     17,171,418


Exercise of stock options              146,418      1,465     1,279,128             -              -               -      1,280,593

Amortization of compensation
     relating to grant of stock              -          -             -        66,900              -               -         66,900
      options

Net unrealized gain on marketable
     securities                              -          -             -             -         12,321               -         12,321

Foreign currency translation
     adjustments                             -          -             -             -        414,492               -        414,492

Net loss                                     -          -             -             -              -      (2,967,887)    (2,967,887)

                                  --------------------------------------------------------------------------------------------------


Balance, December 31, 1998          12,268,561   $122,686  $108,954,779     $(165,055)      $420,812    $(57,486,799)  $ 51,846,423
                                    ==========   ========  ============     =========       ========    ============   ============

                See notes to consolidated financial statements.

                               KOPIN CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS





                                                                                   Years ended December 31,
                                                                         --------------------------------------------
                                                                             1998           1997            1996
                                                                         -------------  -------------  --------------
Cash flows from operating activities:
     Net loss                                                             ($2,967,887)   ($6,257,769)   ($21,596,364)
      Adjustments to reconcile net loss to
           net cash provided by (used in) operating activities:
          Depreciation and amortization                                     4,275,202      3,512,272       3,499,881
          Write-down of subsidiary assets                                           -              -       3,900,000
          Amortization of compensation relating to grant of stock
           options                                                             66,900         75,857          66,776
          Impairment charge                                                 1,800,000              -       4,990,412
          Decrease in unearned revenue                                              -        (80,484)        (92,004)
          Decrease in deferred rent                                          (165,166)      (216,000)         (7,667)
          Minority interest in income (loss) of subsidiary                     59,223              -      (1,223,589)
          Changes in assets and liabilities:
              Accounts receivable                                             682,103      1,754,988        (558,326)
              Inventory                                                      (594,151)        (7,875)      1,480,547
              Prepaid expenses and other current assets                        63,114        458,914        (126,536)
              Intangible assets                                              (509,175)      (501,677)     (1,679,221)
              Accounts payable and accrued expenses                          (372,105)    (4,233,891)     (1,439,270)
                                                                         ------------   ------------   -------------
                   Net cash provided by (used in) operating activities      2,338,058     (5,495,665)    (12,785,361)
                                                                         ------------   ------------   -------------
Cash flows from investing activities:
     Marketable securities                                                 (1,367,678)     5,888,997       6,625,889
     Other assets                                                          (2,799,751)      (410,543)        476,185
     Capital expenditures                                                  (2,945,784)    (3,555,266)     (3,779,919)
                                                                         ------------   ------------   -------------
                   Net cash provided by (used in) investing activities     (7,113,213)     1,923,188       3,322,155
                                                                         ------------   ------------   -------------
Cash flows from financing activities:
     Net proceeds from issuance of common stock                            17,171,418              -               -
     Net proceeds from issuance of subsidiary stock                           383,583              -       1,800,000
     Proceeds from note payable                                                     -        450,000         500,000
     Principal payment on note payable                                       (450,000)      (500,000)     (3,000,000)
     Proceeds from long-term obligations                                    5,000,000      1,259,832       2,830,425
     Principal payments on long-term obligations                           (2,292,818)    (1,553,829)       (924,421)
     Proceeds from exercise of stock options                                1,280,593      1,830,583          50,470
                                                                         ------------   ------------   -------------
                   Net cash provided by financing activities               21,092,776      1,486,586       1,256,474
                                                                         ------------   ------------   -------------
Effect of exchange rate changes on cash                                        64,314              -               -
                                                                         ------------   ------------   -------------
Net increase (decrease) in cash and equivalents                            16,381,935     (2,085,891)     (8,206,732)
Cash and equivalents, beginning of year                                    14,425,400     16,511,291      24,718,023
                                                                         ------------   ------------   -------------
Cash and equivalents, end of year                                        $ 30,807,335   $ 14,425,400   $  16,511,291
                                                                         ============   ============   =============

Supplementary cash flow information-Interest paid in cash                $    501,691   $    229,328   $     328,824

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

Industry Segment

Kopin Corporation and its subsidiaries (the "Company") operate in one industry segment which includes the development, manufacture and sale of flat panel display devices and products and gallium arsenide device wafers and products for commercial and consumer markets, and the performance of related research and development under contracts.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiary and Kowon Technology Co., Ltd., a majority owned (65%) subsidiary located in Korea. All intercompany transactions and balances have been eliminated.

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

Marketable securities consist primarily of commercial paper, medium-term notes, and United States government and agency securities. Under Statement of Financial Accounting Standards ("SFAS") No. 115, the Company classifies marketable

                               KOPIN CORPORATION
securities included in Current Assets as "available for sale" and accordingly carries them at market value. Marketable securities included in Other Assets are classified as "held to maturity" and carried at cost as the Company has the ability and intent to hold them until maturity. From time to time, the Company sells marketable securities for working capital, capital expenditure and investment purposes. Substantially all the marketable securities mature within one year. Gross unrealized holding gains or losses are recorded in other comprehensive income.

 Investments in marketable securities are as follows:

                                                          Amortized             Unrealized           Unrealized            Fair
                                                             Cost                 Gains                Losses              Value
                                                      ----------------     ------------------     ---------------    ---------------
1998
Available for sale securities:
U.S. government and agency securities                       $5,001,073                 $5,710              $    -         $5,006,783
Corporate debt securities                                      993,490                    610                   -            994,100
                                                            ----------                 ------              ------         ----------
Total available for sale securities                         $5,994,563                 $6,320              $    -         $6,000,883
                                                            ==========                 ======              ======         ==========
1997
Available for sale securities:
U.S. government and agency securities                       $2,585,254                 $    -              $  751         $2,584,503
Corporate debt securities                                    2,041,631                    983               6,233          2,036,381
                                                            ----------                 ------              ------         ----------
Total available for sale securities                         $4,626,885                 $  983              $6,984         $4,620,884
                                                            ==========                 ======              ======         ==========


Inventory
Inventory is stated at the lower of cost (first-in, first-out method) or market and consists of the following:

                                                                                                 1998             1997
                                                                                             -------------  ----------------
Raw materials                                                                                   $2,672,230        $1,172,913
Work in process                                                                                    333,996         1,529,463
Finished goods                                                                                     330,952            18,467
                                                                                                ----------        ----------
                                                                                                $3,337,178        $2,720,843
                                                                                                ==========        ==========

Equipment and Improvements
Equipment and improvements are recorded at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets, generally 3 to 10 years, or, in the case of leasehold improvements and leased equipment, over the term of the lease.

Intangible Assets
Amortization of intangible assets is on a straight-line basis over the estimated useful lives.

Foreign Currency Translation
Assets and liabilities of non-U.S. operations are translated into U.S. dollars at year end exchange rates, and revenues and expenses at rates prevailing during the year. Resulting translation adjustments are accumulated as part of other comprehensive income and aggregate $414,492 of unrealized gain at December 31, 1998. Transaction gains or losses are recognized in income or loss currently.

                               KOPIN CORPORATION

Net Loss Per Share
Basic loss per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of common shares and common share equivalents outstanding during the period using the treasury method. Common share equivalents have not been included in any periods in which the effect would be anti-dilutive.

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

Impairment Charge
The Company periodically assesses the recoverability of its long-lived assets by comparing the undiscounted cash flows expected to be generated by those assets to their carrying value. If the sum of the undiscounted cash flows is less than the carrying value of the assets, an impairment charge is recognized.

In January 1996, the Company recorded an impairment charge of approximately $4,990,000 which consisted primarily of the expensing of previously capitalized patent infringement legal costs and the write-down of purchased technology, prepaid license fees, certain patents and equipment. In December 1998, due to the modification to certain manufacturing processes, the Company recorded an impairment charge of approximately $1,800,000 which consisted of the write-down of certain patents and equipment. The $4,990,000 and $1,800,000 represented the amount that the carrying value of the assets exceeded their fair market value. The fair market value of the assets was determined based on valuation techniques utilizing the present value of estimated expected future cash flows.

Stock-Based Compensation
Compensation cost associated with the grant of options and other stock awards to employees is determined using the intrinsic value method. Compensation cost associated with the grant of options and other stock awards to non-employees is determined using the fair value method.

Reclassifications
Certain reclassifications have been made to the December 31, 1997 amounts to conform to the 1998 presentation.

2. Other Assets
---------------

Other assets consist primarily of equity investments in various companies and notes receivable. Equity investments are non-marketable and are carried at cost and aggregate $4,695,000 and $2,693,000 at December 31, 1998 and 1997,
respectively. The Company periodically assesses possible impairment of these investments. Notes receivable bear interest at rates ranging from 6% to 10% and are due in varying installments through August, 2003.

                               KOPIN CORPORATION

3. Intangible Assets
--------------------

Intangible assets consist of the following:

                                                                    Estimated Useful
                                                                      Life (years)                1998                1997
                                                                      ------------           -------------------  -----------------
Patents and application fees                                               10                     $ 2,096,406        $ 2,316,376
Licenses                                                                  5-12                        987,714            935,207
                                                                                                  -----------        -----------
                                                                                                    3,084,120          3,251,583
Less accumulated amortization                                                                      (1,239,972)        (1,191,665)
                                                                                                  -----------        -----------
                                                                                                  $ 1,844,148        $ 2,059,918
                                                                                                  ===========        ===========

4. Investment in Forte Technologies, Inc.
------------------------------------------

Forte Technologies, Inc. ("Forte") was founded in July 1994. From October 1994 through December 31, 1996, Kopin made a series of equity investments in Forte resulting in an equity ownership of 59% at December 31, 1996. As a result of declining sales and results of operations at Forte, the Company recorded, in the fourth quarter of 1996, write-downs in connection with Forte totaling $3,900,000.

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

5. Income Taxes
---------------

As of December 31, 1998, the Company has available for tax reporting purposes, federal net operating loss and general business tax credit carryforwards of approximately $45,000,000 and $595,000, respectively, expiring through 2013. To date, no financial statement benefit has been recognized for these losses and credits as realization does not appear more likely than not.

Deferred taxes are provided to recognize the effect of temporary differences between tax and financial reporting. Deferred income tax assets and liabilities consist of the following:

                                                                         1998                               1997
                                                                         ----                               ----
Deferred tax assets:
     Net operating loss carryforward                                  $ 18,450,000                       $ 20,910,000
     Research and development expenses                                   2,200,000                                  -
     Amortization of intangible assets                                     315,000                            342,500
     Deferred rent                                                               -                             67,700
     Other                                                                 300,000                            317,000
                                                                      ------------                       ------------
                                                                        21,265,000                         21,637,200
                                                                      ------------                       ------------
Deferred tax liabilities:
     Patent costs                                                          850,000                            950,000
     Depreciation                                                        1,200,000                          1,146,000
                                                                      ------------                       ------------
                                                                         2,050,000                          2,096,000
                                                                      ------------                       ------------
Net deferred tax assets                                                 19,215,000                         19,541,200
Valuation allowance                                                    (19,215,000)                       (19,541,200)
                                                                      ------------                       ------------
                                                                      $          -                       $          -
                                                                      ============                       ============

                               KOPIN CORPORATION

6. Note Payable and Long-term Obligations
------------------------------------------

In 1997, the Company entered into a $450,000 demand note payable with a bank bearing interest at .75% above prime, or 9.25% at December 31, 1997. The note was repaid in 1998.

Long-term obligations consist of the following:

                                                                                       1998                1997
                                                                                -----------------  -------------------
Secured term note                                                                   $ 4,250,000          $         -
5.625% equipment promissory note                                                        339,272              989,915
Capital lease obligations-equipment                                                   1,593,200            2,181,086
8.19% equipment promissory note                                                          26,496              330,785
                                                                                    -----------          -----------
                                                                                      6,208,968            3,501,786
Less current portion                                                                 (1,999,494)          (1,542,818)
                                                                                    -----------          -----------
                                                                                    $ 4,209,474          $ 1,958,968
                                                                                    ===========          ===========

In March 1998, the Company entered into a $5,000,000 secured term note which requires the Company to make quarterly principal payments of $250,000 plus interest at a floating rate based upon LIBOR, 7.56% at December 31, 1998. This term note is secured by the Company's accounts receivable.

The 5.625% equipment promissory note requires monthly payments of principal and interest totaling $57,477 through June 1999. The loan obligation is collateralized by the equipment financed under the agreement and certain marketable securities. These securities are shown as other assets on the Company's balance sheet, since they are not available for working capital purposes.

The equipment capital lease obligations require monthly payments of approximately $63,500 through June 2000, decreasing to approximately $32,500
thereafter until June 2001.   Early termination and equipment purchase options
may be exercised in December 1999 and December 2000, respectively, for the outstanding capital lease obligations. The capital lease obligations are collateralized by equipment with a carrying value of $1,941,274 at December 31, 1998.

The 8.19% equipment promissory note requires monthly payments of principal and interest totaling $26,680 through January 1999. The loan obligation is collateralized by the equipment financed under the agreement.

The aggregate maturities of long-term obligations, including capital lease obligations, as of December 31, 1998 are as follows:

Year ending December 31,                                             Amount
------------------------------------------------------------------------------
1999                                                               $ 2,133,968
2000                                                                 1,692,445
2001                                                                 1,317,100
2002                                                                 1,250,000
2003                                                                         -
                                                                   -----------
                                                                     6,393,513
Less:
     Amounts representing interest                                    (184,545)
     Current portion of long-term obligations                       (1,999,494)
                                                                   -----------
                                                                   $ 4,209,474
                                                                   ===========

                               KOPIN CORPORATION

7. Stockholders' Equity
-----------------------

In February 1998, the Company completed a public offering of 2,000,000 shares of common stock at a price of $19.00 per share. Of the total shares sold, 1,000,000 shares were sold by the Company and the other 1,000,000 shares were sold by a shareholder. Net proceeds to the Company totaled approximately $17,171,000.

8. Stock Options
-----------------

The Company's 1992 Stock Option Plan permits the granting of both nonqualified stock options and incentive stock options. The plan covers 3,100,000 shares of common stock (including shares issued upon exercise of options granted pursuant the 1985 Plan). The option price of incentive stock options shall not be less than 100% of the fair market value of the stock at the date of grant, or in the case of certain incentive stock options, at 110% of the fair market value at the time of the grant. Options must be exercised within a ten-year period or sooner if so specified within the option agreement. Options granted generally vest over four years.

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

For certain options granted, the Company recognizes as compensation expense the excess of the fair market value of the common shares issuable upon exercise of such options over the aggregate exercise price of such options. This compensation expense is amortized ratably over the vesting period of each option. For the year ended December 31, 1998, such compensation expense of $66,900 was recorded and will aggregate to $165,055 over the remaining terms of the options. At December 31, 1998, the Company has available 369,895 shares of common stock for future grant under its stock option plans.

A summary of option activity is as follows:

                                          1998                         1997                        1996
                           -------------------------------------------------------------------------------------
                                         Weighted                    Weighted                     Weighted
                                         Average                     Average                      Average
                               Shares    Exercise     Shares         Exercise       Shares        Exercise
                                          Price                       Price                        Price
                           -------------------------------------------------------------------------------------
Balance,beginning of year    2,211,647    $11.66     1,807,966        $10.47      1,560,326        $12.38
   Options granted             323,725     13.16       683,650         14.31      1,126,750          9.09
   Options cancelled          (144,616)    13.03       (89,234)        11.07       (862,721)        12.47
   Options exercised          (146,418)    10.05      (190,735)         9.60        (16,389)         3.09
                           -------------------------------------------------------------------------------------
Balance, end of year         2,244,338    $11.95     2,211,647        $11.66      1,807,966        $10.47
                             =========               =========                    =========
Exercisable, end of year     1,502,933                 967,000                     587,000
                             =========               =========                    =========

                               KOPIN CORPORATION

Of the 2,244,338 options outstanding at December 31, 1998, 446,516 have exercise prices between $1.00 and $9.00, with a weighted average exercise price of $7.89 and a weighted average remaining contractual life of 7.4 years. Of these options, 381,174 are exercisable at a weighted average price of $8.11. An additional 673,009 options outstanding at December 31, 1998 have exercise prices between $9.25 and $11.75, with a weighted average exercise price of $10.53 and a weighted average remaining contractual life of 6.7 years. Of these options, 508,859 are exercisable at a weighted average price of $10.48. The remaining 1,124,813 options have exercise prices between $11.88 and $22.00, with a weighted average exercise price of $14.43 and a weighted average remaining contractual life of 8.3 years. Of these options, 614,776 are exercisable at a weighted average exercise price of $14.71. The weighted average exercise price of all options exercisable at December 31, 1998 is $11.61.

The Company has two fixed option plans which reserve shares of common stock for issuance to executives, key employees and directors. Had compensation cost for the Company's two stock option plans been determined based on the fair value at the grant date for awards in 1998, 1997 and 1996, the Company's net loss and loss per share would have been $4,857,414 or $.40 per share in 1998, $7,763,328 or $.71 per share in 1997, and $22,828,070 or $2.09 per share in 1996.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 1998, 1997, and 1996: no expected dividend yield; expected volatility of 61.9% in 1998, 61.3% in 1997, and 57.6% in 1996; risk-free interest rate of 4.69% in 1998, 5.72% in 1997 and 6.55% in 1996; and expected lives of four years. The weighted-average fair value of options on grant date was $6.76 in 1998, $7.44 in 1997, and $4.64 in 1996.

9. Employee Benefit Plan
-------------------------

The Company has an employee benefit plan pursuant to Section 401(k) of the Internal Revenue Code. The plan allows employees to defer up to 15% of their annual compensation to a current maximum of $10,000. The Company will match 50% of all deferred compensation up to a maximum of 3% of each employee's annual compensation. The amount charged to operations in connection with this plan was approximately $108,000 in 1998, $91,000 in 1997, and $92,000 in 1996.

10. Major Customers
--------------------

Approximately 59%, 63% and 39% of the Company's revenue resulted from sales to a single customer during the years ended December 31, 1998, 1997 and 1996, respectively. In addition, during the years ended December 31, 1998, 1997, and 1996, approximately 14%, 20%, and 35%, respectively, of the Company's revenues resulted from multiple contracts with various agencies of the United States government. These contracts are subject to termination at the election of the relevant agency.

11. Commitments
---------------

Leases
The Company leases certain machinery and equipment, and its facilities located in Taunton and Westborough, Massachusetts, and Los Gatos, California, under noncancellable operating leases. The Taunton lease expires in 2002. The Westborough lease, entered into in 1993, is a five-year lease and has been extended two additional years. The Los Gatos lease covers a five-year period terminating in 2002. Substantially all real estate taxes, insurance and maintenance expenses under these leases are obligations of the Company.

                               KOPIN CORPORATION

The following is a schedule of minimum rental commitments under noncancellable operating leases subsequent to December 31, 1998:

Year ending December 31,                                                Amount
--------------------------------------------------------------------------------
1999                                                                  $1,263,667
2000                                                                   1,142,219
2001                                                                     270,904
2002                                                                     245,567
2003                                                                       8,339
                                                                      ----------
Total minimum lease payments                                          $2,930,696
                                                                      ==========

Costs incurred under operating leases are recorded as rent expense and aggregated approximately $1,090,000 in 1998, $979,000 in 1997, and $1,214,000 in
1996.

Other Agreements

The Company has entered into various license agreements which require the Company to pay royalties based upon a set percentage of product sales, subject, in some cases, to certain minimum amounts. Total royalty expense approximated $25,000 in 1998, $24,000 in 1997, and $25,500 in 1996.

12. Litigation
--------------

The Company is engaged in legal proceedings arising in the ordinary course of business. The Company believes that the ultimate outcome of these proceedings will not have a material adverse impact on the Company's consolidated financial position, results of operations or cash flows.

13. Recent Accounting Pronouncements
------------------------------------

The Financial Accounting Standards Board ("FASB") has issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which is effective for fiscal years commencing after June 15, 1999. SFAS No. 133 requires fair value accounting for all stand-alone derivatives and many derivatives embedded in other financial instruments and contracts. The impact of SFAS No. 133 on the Company has not yet been determined.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 26, 1999                    KOPIN CORPORATION


                                  By: /s/ John C. C. Fan
                                      --------------------------
                                      John C. C. Fan
                                      Chairman of the Board, Chief Executive
                                      Officer, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

      Signature                          Title                        Date
      ---------                          -----                        ----


/s/ John C. C. Fan              Chairman of  the Board,           March 26, 1999
-------------------             Chief Executive Officer,
John C. C. Fan                  President and Director
                                (principal executive officer)


/s/ David E. Brook              Director                          March 26, 1999
----------------------
David E. Brook


/s/ Morton Collins              Director                          March 26, 1999
------------------
Morton Collins


/s/ Andrew H. Chapman           Director                          March 26, 1999
---------------------
Andrew H. Chapman


/s/ Chi Chia Hsieh              Director                          March 26, 1999
---------------------
Chi Chia Hsieh


/s/ Michael A. Wall             Director                          March 26, 1999
---------------------
Michael A. Wall


/s/ Richard A. Sneider          Treasurer and Chief               March 26, 1999
----------------------          Financial Officer
Richard A. Sneider              (principal financial and
                                accounting officer)

                               KOPIN CORPORATION
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS



                                                             Years Ended December 31, 1998, 1997, 1996

                                         Balance at              Additions               Deductions               Balance at
                                         Beginning               Charged to                 from                     End
Description                               of Year                  Income                  Reserve                 of Year
                                 -------------------------------------------------------------------------------------------------
Reserve deducted from assets--
allowance for doubtful accounts:
              1996                        $ 85,600                 $72,000                $(20,200)                $137,400
              1997                         137,400                  72,000                 (56,700)                 152,700
              1998                         152,700                       -                  (1,900)                 150,800

                               Index to Exhibits
                                                                      Sequential
                                                                            page
Exhibits                                                                  number
--------   -------------------------------------------------              ------
     3.1   Amended and Restated Certificate of Incorporation                 (2)
     3.2   Amendment to Certificate of Incorporation                        (13)
     3.3   Amended and Restated By-laws                                      (2)
       4   Specimen Certificate of Common Stock                              (1)
    10.1   Form of Employee Agreement with Respect to
           Inventions and Proprietary Information                            (1)
    10.2   1985 Incentive Stock Option Plan, as amended                      (1)
    10.3   1992 Stock Option Plan Amendment                                 (14)
    10.4   Form of Key Employee Stock Purchase Agreement                     (1)
    10.5   License Agreement by and between the Company and
           Massachusetts Institute of Technology dated
           April 22, 1985, as amended                                        (1)
    10.6   Technology and Business Development Agreement,
           dated as of November 6, 1992 by and between the
           Company and Rockwell International Corporation
           (confidential portions on file with the Commission)               (2)
    10.7   Facility Lease, by and between the Company and
           Massachusetts Technology Park Corporation dated
           October 15, 1993                                                  (3)
    10.8   Master Sublease  - Purchase Agreement, by and between
           the Company and Massachusetts Industrial Finance Agency
           dated June 23, 1994                                               (4)
    10.9   Contract by and between the Company and the Advanced
           Research Projects Agency dated May 25, 1994(confidential
           portions on file with the Commission)                             (4)
    10.10  Joint Agreement by and between the Company and Philips
           Consumer Electronics Company, Division of Philips
           Electronics North America Corporation dated July 25, 1994
           (confidential portions on file with the Commission)               (5)
    10.11  Cross License and Supply Agreement, by and between the
           Company and Philips Electronics North America Corporation
           dated June 18, 1994(confidential portions on file with the
           Commission)                                                       (5)
    10.12  Securities Purchase Agreement, by and between the Company and GMT Microelectronics Corporation, dated January 6, 1995
           (confidential portions on file with the Commission)               (7)
    10.13  Contract by and between the Company and the United States
           Department of Commerce dated April 25,1995                        (9)
    10.14  Securities Purchase Agreement, by and between the Company
           and Forte Technologies, Inc. dated September 15, 1995             (9)
    10.15  Cooperative Research and Development Agreement, by and
           between the Company and Massachusetts Institute of
           Technology Lincoln Laboratory dated June 21, 1995
           (confidential portions on file with the Commission)               (9)
    10.16  Stock Purchase Agreement, by and between the Company
           and Telecom Holding dated November 24, 1995                      (10)
    10.17  Letter Agreement, by and between the Company and Telecom
           Holding Co., Ltd. Co., Ltd. dated November 24, 1995              (10)
    10.18  Stock Purchase Agreement, by and between the Company and
           United Microelectronics Corporation dated November 29, 1995       (9)
    10.19  Stock Purchase Agreement, by and between the Company and Unipac
           Optoelectronics Corporation dated November 29, 1995               (9)
    10.20 Letter Agreement, by and between the Company and United Microelectronics Corporation dated November 29,
           1995(confidential portions on file with the Commission)           (9)
    10.21  Amendment Agreement, by and between the Company and Rockwell
           International Corporation dated September 29, 1995                (9)
    10.22  Securities Purchase Agreement, by and between the Company and
           Unitek Semiconductor, Inc. dated January 26, 1996                (11)
    10.23  Chattel Leasing Promissory Note, by and between the Company
           and BancBoston Leasing dated January 29, 1996                    (11)
    10.24  Securities Purchase Agreement, by and between the Company
           and Forte Technologies, Inc. dated February 8, 1996.             (11)
    10.25  Securities Purchase Agreement, by and between Forte              (12)
           Technologies, Inc. and Investors, dated June 27, 1996.           (13)
    10.26  Master lease agreement, by and between the Company and
           BancBoston Leasing dated December 23, 1996
    10.27  Joint Venture Agreement, by and among the Company, Kowon
           Technology co., Ltd., and Korean Investors, dated as of
           March 3, 1998                                                    (14)
    10.28  Amended and Restated Employment Agreement between the Company
           and Dr. John C.C. Fan, dated as of February 20, 1998             (14)
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

(6) Filed as an exhibit to Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference

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

(11) Filed as an exhibit to Quarterly Report on Form 10-Q for the incorporated herein by reference. quarterly period ended March 30, 1996 and

(12) Filed as an exhibit to Quarterly Report on Form 10-Q for the herein by reference. quarterly period ended June 29, 1996 and incorporated

(13) Filed as an exhibit to Annual Report on Form 10-K for the fiscal year ended December 31, 1996 and incorporated herein by reference.

(14) Filed as an exhibit to Annual Report on Form 10-Q for the quarterly period ended June 27, 1998 and incorporated herein by reference