Form 10-Q
period 1999-04-03
KOPIN CORP
filed 1999-05-17
CIK 771266

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR l5(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended April 3, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or l5(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                Class                     Outstanding as of April 30, 1999
                -----                     --------------------------------

      Common Stock, par value $ .01                  12,414,374

                               KOPIN CORPORATION

                                     INDEX
                                     -----

                                                            Page No.
                                                            -------
PART I - FINANCIAL INFORMATION

  Item 1.  Consolidated Financial Statements:

           Consolidated Balance Sheets at
             April 3, 1999 and December 31, 1998                3

           Consolidated Statements of Operations and
             Comprehensive Income (Loss) for the Three
             months ended April 3, 1999 and March 28, 1998      4

           Consolidated Statements of Stockholders' Equity
             for the Three months ended April 3, 1999 and
             March 28, 1998                                     5

           Consolidated Statements of Cash Flows for the
             Three months ended April 3, 1999 and
             March 28, 1998                                     6

           Notes to Consolidated Financial Statements           7

  Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations      8

  Item 3.  Quantitative and Qualitative Disclosures About
             Market Risk                                       10

PART II - OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K                    11

SIGNATURES                                                     12

                               KOPIN CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                  (unaudited)

                                                                                     April 3, 1999         December 31, 1998
                                                                                 ----------------------  ----------------------
Assets
Current assets:
     Cash and equivalents                                                             $ 25,227,455            $ 30,807,335
     Marketable securities, at fair value                                                7,606,249               6,000,883
     Accounts receivable, net of allowance of $150,000
          Billed                                                                         4,555,780               2,743,211
          Unbilled                                                                       1,606,354                 910,787
     Inventory                                                                           3,855,643               3,337,178
     Prepaid expenses and other current assets                                           1,028,005                 743,069
                                                                                      ------------            ------------
          Total current assets                                                          43,879,486              44,542,463

Equipment and improvements:
     Equipment                                                                          25,108,716              24,953,456
     Leasehold improvements                                                                808,884                 808,884
     Furniture and fixtures                                                                426,084                 426,084
     Equipment under construction                                                        3,116,888                  25,131
                                                                                      ------------            ------------
                                                                                        29,460,572              26,213,555
     Accumulated depreciation and amortization                                          17,705,983              16,867,698
                                                                                      ------------            ------------
                                                                                        11,754,589               9,345,857

Other assets                                                                             5,956,940               6,173,153
Intangible assets                                                                        1,803,227               1,844,148
                                                                                      ------------            ------------
          Total assets                                                                $ 63,394,242            $ 61,905,621
                                                                                      ============            ============
Liabilities and Stockholders' Equity
Current liabilities:
     Accounts payable                                                                 $  3,761,954            $  1,728,596
     Accrued payroll and expenses                                                          300,116                 541,732
     Other accrued liabilities                                                             657,310                 913,908
     Current portion of long-term obligations                                            2,036,031               1,999,494
                                                                                      ------------            ------------
          Total current liabilities                                                      6,755,411               5,183,730

Long-term obligations, less current portion                                              3,574,992               4,209,474
Minority interest                                                                          635,395                 665,994
Commitments and contingencies
Stockholders' equity:
     Preferred stock, par value $.01 per share:  Authorized, 3,000 shares;
          none issued and outstanding                                                            -                       -
     Common stock, par value $.01 per share: Authorized, 20,000,000 shares;
          issued, 12,408,297 shares in 1999 and 12,268,561 shares in 1998                  124,083                 122,686
     Additional paid-in capital                                                        109,379,609             108,954,779
     Deferred compensation                                                                (151,300)               (165,055)
     Accumulated other comprehensive income                                                356,984                 420,812
     Deficit                                                                           (57,280,932)            (57,486,799)
                                                                                      ------------            ------------
          Total stockholders' equity                                                    52,428,444              51,846,423
                                                                                      ------------            ------------
          Total liabilities and stockholders' equity                                  $ 63,394,242            $ 61,905,621
                                                                                      ============            ============


                See notes to consolidated financial statements.

                               KOPIN CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (unaudited)

                                                                      Three Months Ended
                                                                      -------------------
                                                                   April 3, 1999   March 28, 1998
                                                                  ---------------  ---------------
            Revenues:
              Product revenues                                       $ 5,984,932      $ 4,660,684
              Research and development revenues                          744,664          805,863
                                                                     -----------      -----------
                                                                       6,729,596        5,466,547
            Expenses:
              Cost of product revenues                                 3,930,174        2,723,238
              Research and development                                 1,999,144        2,550,005
              Selling, general and administrative                        922,930          991,695
              Other                                                       87,900           91,899
                                                                     -----------      -----------
                                                                       6,940,148        6,356,837
                                                                     -----------      -----------
            Loss from operations                                        (210,552)        (890,290)
            Other income and expense:
              Interest and other income                                  534,516          379,235
              Interest expense                                          (118,264)         (99,970)
                                                                     -----------      -----------
            Income (loss) before minority interest                       205,700         (611,025)
            Minority interest in loss of subsidiary                          167                -
                                                                     -----------      -----------
            Net income (loss)                                        $   205,867     ($   611,025)
                                                                     ===========      ===========
            Net income (loss) per share - Basic                             $.02           ($ .05)
                                                                     ===========      ===========
            Net income (loss) per share - Diluted                           $.02           ($ .05)
                                                                     ===========      ===========
            Weighted average number of common
              shares outstanding - Basic                              12,388,153       11,660,684
                                                                     ===========      ===========
            Weighted average number of common
              shares outstanding - Diluted                            13,139,379       11,660,684
                                                                     ===========      ===========


             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                                  (unaudited)

                                                                       Three Months Ended
                                                                       -------------------
                                                                   April 3, 1999   March 28, 1998
                                                                  ---------------  ---------------
            Net income (loss)                                           $205,867      $  (611,025)
            Foreign currency translation adjustments                     (56,516)               -
            Unrealized gain (loss) on marketable securities,              (7,312)           2,811
            net                                                         --------       ----------

            Comprehensive income (loss)                                 $142,039      $  (608,214)
                                                                        ========       ==========


                See notes to consolidated financial statements.

                               KOPIN CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

              Three months ended April 3, 1999 and March 28, 1998

                                  (unaudited)

                                       Common Stock        Additional                 Accumulated Other
                                    -----------------        Paid-in      Deferred     Comprehensive
                                    Shares     Amount        Capital    Compensation   Income (Loss)     Deficit        Total
                                    ---------- ---------  ------------  ------------  -----------------  -------------  -----------
Balance, December 31, 1997          11,122,143  $111,221  $ 90,514,233   $(231,955)     $(6,001)         $(54,518,912)  $35,868,586

  Issuance of common stock, net of
     issuance costs of $1,829,000    1,000,000    10,000    17,161,418          --           --                    --    17,171,418

  Exercise of stock options             24,517       246       239,900          --           --                    --       240,146

  Amortization of compensation
     relating to grant of stock             --        --            --      16,725           --                    --        16,725
      options

  Net unrealized gain on marketable
     securities                             --        --            --          --        2,811                    --         2,811

  Net loss for the three month
     period ended March 28, 1998            --        --            --          --           --              (611,025)     (611,025)

                                    ---------- ---------  ------------  ------------  -----------------  -------------  -----------
Balance, March 28, 1998             12,146,660  $121,467  $107,915,551   $(215,230)     $(3,190)         $(55,129,937)  $52,688,661
                                    ========== =========  ============  ============  =================  =============  ===========

Balance, December 31, 1998          12,268,561  $122,686  $108,954,779   $(165,055)    $420,812          $(57,486,799)  $51,846,423

  Exercise of stock options            139,736     1,397       424,830          --           --                    --       426,227

  Amortization of compensation
     relating to grant of stock             --        --            --      13,755           --                    --        13,755
      options

  Net unrealized loss on marketable
     securities                             --        --            --          --       (7,312)                   --        (7,312)


  Foreign currency translation
     adjustments                            --        --            --          --      (56,516)                   --       (56,516)


  Net income for the three month
     period ended April 3, 1999             --        --            --          --           --               205,867       205,867
                                    ---------- ---------  ------------  ------------  -----------------  -------------  -----------
Balance, April 3, 1999              12,408,297  $124,083  $109,379,609   $(151,300)    $356,984          $(57,280,932)  $52,428,444
                                    ========== =========  ============  ============  =================  =============  ===========

                See notes to consolidated financial statements.

                               KOPIN CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (unaudited)

                                                                                Three Months Ended
                                                                                 -----------------
                                                                               April 3,       March 28,
                                                                                 1999           1998
                                                                               --------       ---------
Cash flows from operating activities:
  Net income (loss)                                                            $   205,867      $  (611,025)
  Adjustments to reconcile net income (loss)
     to net cash provided by (used in) operating  activities:
     Depreciation and amortization                                                 937,631          997,668
    Amortization of compensation relating to grant
       of stock options                                                             13,755           16,725
    Decrease in deferred rent                                                            -         (165,166)
    Minority interest in loss of subsidiary                                           (167)               -
    Changes in assets and liabilities:
       Accounts receivable                                                      (2,525,556)        (716,424)
       Inventory                                                                  (527,364)         (63,642)
       Prepaid expenses and other current assets                                  (287,433)         189,084
       Intangible assets                                                           (46,979)        (100,003)
       Accounts payable and accrued expenses                                     1,539,976          487,687
                                                                               -----------      -----------
       Net cash provided by (used in) operating activities                        (690,270)          34,904
                                                                               -----------      -----------
Cash flows from investing activities:
  Marketable securities                                                         (1,612,678)       2,613,757
  Other assets                                                                     215,963       (2,516,809)
  Capital expenditures                                                          (3,302,792)        (579,176)
                                                                               -----------      -----------
       Net cash used in investing activities                                    (4,699,507)        (482,228)
                                                                               -----------      -----------
Cash flows from financing activities:
  Net proceeds from issuance of common stock                                             -       17,171,418
  Principal payment on notes payable                                                     -         (450,000)
  Proceeds from long-term obligations                                                    -        5,000,000
  Principal payment on long-term obligations                                      (597,945)        (382,475)
  Proceeds from exercise of stock options                                          426,227          240,146
                                                                               -----------      -----------
       Net cash provided by (used in) financing activities                        (171,718)      21,579,089
                                                                               -----------      -----------
Effect of exchange rate changes on cash                                            (18,385)               -
                                                                               -----------      -----------
Net increase (decrease) in cash and equivalents                                 (5,579,880)      21,131,765
Cash and equivalents, beginning of period                                       30,807,335       14,425,400
                                                                               -----------      -----------
Cash and equivalents, end of period                                            $25,227,455      $35,557,165
                                                                               ===========      ===========

 Supplementary information -Interest paid in cash                              $   122,596      $    68,277

                See notes to consolidated financial statements.

                               KOPIN CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.  BASIS OF PRESENTATION
    ---------------------

The consolidated financial statements for the three month periods ended April 3, 1999 and March 28, 1998 are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission (File No. 0-19882) for the year ended December 31, 1998.

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

2.  FOREIGN CURRENCY TRANSLATION
    ----------------------------

Assets and liabilities of non-U.S. operations are translated into U.S. dollars at period end exchange rates, and revenues and expenses at rates prevailing during the quarter. Resulting translation adjustments are accumulated as part of other comprehensive income and aggregate $357,976 of unrealized gain at April 3, 1999. Transaction gains or losses are recognized in income or loss currently.

3.  NET INCOME (LOSS) PER SHARE
    ---------------------------

Basic net income (loss) per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net income
(loss) per share is computed using the weighted average number of common shares and common share equivalents outstanding during the period using the treasury method. Common share equivalents have not been included in any periods in which the effect would be anti-dilutive.

4.  LONG-TERM OBLIGATIONS
    ---------------------

In March 1998, the Company entered into a $5,000,000 secured term note which requires the Company to make quarterly principal payments of $250,000 plus interest at a floating rate based upon LIBOR. This term note is secured by the Company's accounts receivable.

5.  STOCKHOLDERS' EQUITY
    --------------------

In February 1998, the Company completed a public offering of 2,000,000 shares of common stock at a price of $19.00 per share. Of the total shares sold, 1,000,000 shares were sold by the Company and the other 1,000,000 shares were sold by a shareholder. Net proceeds to the Company totaled approximately $17,171,000.

6.  RECENT PRONOUNCEMENTS
    ---------------------

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

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

Kopin is a leading developer and manufacturer of advanced semiconductor materials and small form factor displays. The Company was incorporated in 1984 to further develop and commercialize certain semiconductor expertise developed at MIT. The Company's primary revenue source since 1995 has been from sales of its gallium arsenide products. In 1998, the Company commenced sales of CyberDisplay products. The Company has been unprofitable annually since inception and, at April 3, 1999, the Company had an accumulated deficit of $57,280,932.

Results of Operations

     Revenues.  The Company's total revenues increased $1,263,049 or 23%
to $6,729,596 for the three months ended April 3, 1999 compared to $5,466,547 for the three months ended March 28, 1998. The Company's product revenues were $5,984,932 for the three months ended April 3, 1999 compared to $4,660,684 for the same period in 1998, an increase of $1,324,248, or 28%. Product revenue growth was attributable to gallium arsenide products which increased 34% to $5,898,424 in 1999 compared to $4,386,000 in 1998. The increase in sales of the Company's gallium arsenide products principally resulted from an increase in sales of device wafers. Research and development revenues decreased $61,199 to $744,664 for the three months ended April 3, 1999 compared to $805,863 for the same period in 1998 primarily as a result of a decrease in revenues from contracts with agencies of the federal government. The Company believes that research and development revenues will continue to decline as a percentage of total revenues for the near future.

     Cost of Product Revenues. Cost of product revenues, which is comprised of materials, labor and manufacturing overhead related to the Company's products, was $3,930,174 for the three months ended April 3, 1999 compared to $2,723,238 for the three months ended March 28, 1998. The increase in cost of product revenues as a percentage of product revenues in 1999 was primarily due to manufacturing inefficiencies caused by reduced production volumes of Cyberdisplay products and increased production staffing. Cost of product revenues as a percentage of sales is dependent upon the product sales mix of gallium arsenide products versus Cyberdisplay products. (See "Liquidity and Capital Resources")

     Research and Development. Research and development expenses (R&D) are incurred under development programs for display devices and products and device wafers either in support of internal development programs or programs funded by agencies of the federal government. R&D includes costs for staffing, purchases of materials and laboratory supplies, and overhead. Funded R&D was $899,759 for the three months ended April 3, 1999 compared to $1,056,134 for the three months ended March 28, 1998, a decrease of $156,375, associated with reduced subcontractor expenses caused by the expiration of multi-year contracts with agencies of the federal government. Internal R&D was $1,099,385 for the three months ended April 3, 1999 compared to $1,493,871 during the corresponding period in 1998, a decrease of $394,486. The decrease in internal R&D was primarily the result of a reduction in internal development programs as the Company transitions into production.

     Selling, General and Administrative. Selling, general and administrative expenses (S,G&A) consist of the expenses incurred by the Company's sales and marketing personnel and related expenses, and administrative and general corporate expenses. S,G&A was $922,930 for the three months ended April 3, 1999 compared to $991,695 during the corresponding period in 1998, a decrease of $68,765. The decrease in S,G&A in 1999 was primarily due to cost containment strategies partially offset by an increase in headcount in the sales and marketing staff.

     Other. Other expenses related to the amortization of patents and licenses were $87,900 for the three months ended April 3, 1999 compared to $91,899 during the corresponding period in 1998.

     Other Income, Net. Other income, net was $416,252 for the three months ended April 3, 1999 compared to $279,265 during the corresponding period in 1998. The increase was due to increased interest income, $439,242 during the three months ended April 3, 1999 compared to $379,235 for the corresponding period in 1998, earned on higher average cash balances in 1999 due to an equity placement and secured term note financing which together totaled $22,171,000 in the first quarter of 1998. Other income increased to $95,274 as a result of gains on sale of equipment during the quarter. Interest expense increased to $118,264 in 1999 compared to $99,970 in 1998 due to this additional debt financing obtained by the Company.

Liquidity and Capital Resources

     The Company has financed its operations primarily through public and private placements of its equity securities, research and development contract revenues, and sales of its gallium arsenide and display products. The Company believes its available cash resources will support its operations and capital needs for at least the next twelve months.

     As of April 3, 1999, the Company had cash and equivalents and marketable securities of $32,833,704 and working capital of $37,124,075 compared to $36,808,218 and $39,358,733, respectively, as of December 31, 1998. The decrease in cash and equivalents and marketable securities was primarily due to cash used in operations of $690,270, capital expenditures of $3,302,792, and principal payments on long-term obligations of $597,945, offset by proceeds from the exercise of stock options of $426,227. The increase in capital expenditures is primarily for the Company's expansion program to increase manufacturing capacity for the Company's gallium arsenide products.

     The Company periodically enters into various long-term debt arrangements to finance equipment purchases and other activities. As of April 3, 1999, debt obligations totaled $5,611,023, of which $2,036,031 is payable in the next twelve months.

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

     The Company, utilizing both internal and external resources to address the Year 2000 issue, expects to substantially complete this project by the third quarter of calendar 1999. The current estimate of total project cost is approximately

$700,000, which includes the cost of purchasing certain equipment and software, including financial accounting software, which will be capitalized in accordance with normal policy. The cost of equipment and software account for approximately 30 percent of the total estimated project cost while internal resources, primarily salary costs, are 30 percent of the cost and external resources are the remaining 40 percent. Approximately 40 percent of the total project cost has been spent through April 3, 1999, with the remaining amount to be spent in 1999. The plan costs will be paid from cash flow generated from operations. The Year 2000 project will not result in the delay in implementation of any previously planned information technology projects.

     The Company's products, which are Year 2000 compliant, require high quality raw materials in order to achieve historical manufacturing yields and performance. The Company requires suppliers to meet stringent quality standards before the Company will accept their product. The Company is continually performing an assessment of its key suppliers' Year 2000 readiness and their plans for becoming Year 2000 compliant. Although the Company has multiple suppliers for each raw material, failure by one or more key suppliers to achieve Year 2000 readiness could impact the Company's ability to produce product at historical levels. In addition, certain critical raw material suppliers allocate capacity to the Company. Accordingly, there can be no assurance that if one or more suppliers are unable to meet their commitments to the Company, the remaining suppliers will be able to make-up the shortfall. Development of contingency plans is in progress and will be developed in detail in 1999. There can be no assurance, however, that the Company will adequately address the Year 2000 problem, that any contingency plans implemented by the Company would be adequate to meet the Company's needs without materially impacting its operations, that any such plan would be successful or that the Company's results of operations and financial condition would not be materially and adversely affected by the delays and inefficiencies in conducting operations in an alternative manner.

     Certain of the statements contained in this Form 10-Q, including Management's Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking statements that involve risks and uncertainties. In addition to the risks and uncertainties set forth in this Form 10-Q, other factors that could cause actual results to differ materially include the following: general economic and business conditions and growth in the flat panel display industry and the gallium arsenide integrated circuit and materials industries, the impact of competitive products and pricing, availability of third party components, availability of integrated circuit fabrication facilities, cost and yields associated with production of the Company's CyberDisplay imaging devices and device wafers, loss of significant customers, acceptance of the Company's products, continuation of strategic relationships, changes in foreign currency exchange rates, and the risk factors and cautionary statements listed from time to time in the Company's periodic reports and registration statements filed with the Securities and Exchange Commission, including but not limited to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

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


                                         KOPIN CORPORATION
                                         (Registrant)



Date: May 17, 1999             By:  /s/ John C.C. Fan
                                    __________________________
                                    John C.C. Fan
                                    President, Chief Executive Officer and
                                    Chairman of the Board of Directors
                                    (Principal Executive Officer)





Date: May 17, 1999             By:  /s/ Richard A. Sneider
                                    __________________________
                                    Richard A. Sneider
                                    Treasurer and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)