Form 10-Q
period 1999-07-03
KOPIN CORP
filed 1999-08-16
CIK 771266

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR l5(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended July 3, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or l5(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [X]    No __


Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                      Outstanding as of July 31, 1999
             -----                      -------------------------------

   Common Stock, par value $ .01                  12,550,683

                               KOPIN CORPORATION

                                     INDEX
                                     -----



                                                                  Page No.
                                                                  -------
PART I - FINANCIAL INFORMATION

  Item 1.  Consolidated Financial Statements:

           Consolidated Balance Sheets at                             3
           July 3, 1999 and December 31, 1998

           Consolidated Statements of Operations and
           Comprehensive Income (Loss) for the Three and Six
           months ended July 3, 1999 and June 27, 1998                4

           Consolidated Statements of Stockholders' Equity for the    5
           Six months ended July 3, 1999 and June 27, 1998

           Consolidated Statements of Cash Flows for the              6
           Six months ended July 3, 1999 and June 27, 1998

           Notes to Consolidated Financial Statements                 7

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                        8

  Item 3.  Quantitative and Qualitative Disclosures About
           Market Risk                                               10


PART II - OTHER INFORMATION

  Item 4.  Submissions of Matters to a Vote of Security-Holders      11

  Item 6.  Exhibits and Reports on Form 8-K                          11


SIGNATURES                                                           12

                               KOPIN CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)

                                                           July 3, 1999        December 31, 1998
                                                           ------------        -----------------
ASSETS
------
Current assets:
 Cash and equivalents                                      $ 20,218,858           $ 30,807,335
 Marketable securities                                        7,719,405              6,000,883
 Accounts receivable, net of allowance of $150,000
  Billed                                                      7,254,603              2,743,211
  Unbilled                                                      662,325                910,787
 Inventory                                                    5,138,972              3,337,178
 Prepaid expenses and other current assets                    1,223,218                743,069
                                                          -------------          -------------
   Total current assets                                      42,217,381             44,542,463

Equipment and improvements:
 Equipment                                                   26,118,659             24,953,456
 Leasehold improvements                                         808,884               808, 884
 Furniture and fixtures                                         433,113                426,084
 Equipment under construction                                 4,825,157                 25,131
                                                          -------------          -------------
                                                             32,185,813             26,213,555
 Accumulated depreciation and amortization                   18,619,918             16,867,698
                                                          -------------          -------------
                                                             13,565,895              9,345,857
Other assets                                                  6,272,441              6,173,153
Intangible assets                                             1,837,957              1,844,148
                                                          -------------          -------------
   Total assets                                           $  63,893,674          $  61,905,621
                                                          =============          =============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
 Accounts payable                                         $   3,213,865          $   1,728,596
 Accrued payroll and expenses                                   574,337                541,732
 Other accrued liabilities                                      915,207                913,908
 Current portion of long-term obligations                     1,792,631              1,999,494
                                                          -------------          -------------
   Total current liabilities                                  6,496,040              5,183,730

Long-term obligations, less current portion                   3,241,000              4,209,474
Minority interest                                               718,947                665,994
Commitments and contingencies
Stockholders' equity:
 Preferred stock, par value $.01 per share:
  Authorized, 3,000 shares; none issued and outstanding               -                      -
 Common stock, par value $.01 per share:
  Authorized, 20,000,000 shares; issued 12,482,694 shares
   in 1999 and 12,268,561 shares in 1998                        124,827                122,686
 Additional paid-in capital                                 110,123,445            108,954,779
 Deferred compensation                                         (137,545)              (165,055)
 Accumulated other comprehensive income                         461,369                420,812
 Deficit                                                    (57,134,409)           (57,486,799)
                                                          -------------          -------------
   Total stockholders' equity                                53,437,687             51,846,423
                                                          -------------          -------------
   Total liabilities and stockholders' equity             $  63,893,674          $  61,905,621
                                                          =============          =============

                See notes to consolidated financial statements.

                               KOPIN CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                   Three Months Ended                       Six Months Ended
                                                   ------------------                       -----------------
                                               July 3,1999       June 27, 1998      July 3, 1999       June 27, 1998
                                               -----------       -------------      ------------       -------------
Revenue:
   Product revenues                            $ 7,926,132        $ 5,666,895        $13,911,064        $10,327,579
   Research and development revenues               688,269          1,017,042          1,432,933          1,822,905
                                               -----------        -----------        -----------        -----------
                                                 8,614,401          6,683,937         15,343,997         12,150,484
                                               -----------        -----------        -----------        -----------
Costs and expenses:
   Cost of product revenues                      5,891,308          3,511,627          9,821,482          6,234,865
   Research and development                      1,347,670          2,509,216          3,346,814          5,059,221
   Selling, general,  and administrative         1,421,067          1,134,432          2,343,997          2,126,127
   Other                                            91,375             95,731            179,275            187,630
                                               -----------        -----------        -----------        -----------
                                                 8,751,420          7,251,006         15,691,568         13,607,843
                                               -----------        -----------        -----------        -----------

Loss from operations                              (137,019)          (567,069)          (347,571)        (1,457,359)

Other income and expense:
   Interest and other income                       407,120            548,349            941,636            927,584
   Interest expense                                (97,896)          (156,189)          (216,160)          (256,159)
                                               -----------        -----------        -----------        -----------
Income (loss) before minority interest             172,205           (174,909)           377,905           (785,934)
Minority interest in income of                     (25,682)                 -            (25,515)                 -
 subsidiary                                    -----------        -----------        -----------        -----------
Net income (loss)                              $   146,523        $  (174,909)       $   352,390        $  (785,934)
                                               ===========        ===========        ===========        ===========
Net income (loss) per share - Basic            $       .01        $      (.01)       $       .03        $      (.07)
                                               ===========        ===========        ===========        ===========
Net income (loss) per share - Diluted          $       .01        $      (.01)       $       .03        $      (.07)
                                               ===========        ===========        ===========        ===========
Weighted average number of common
shares outstanding - Basic                      12,436,394         12,158,768         12,411,882         11,915,323
                                               ===========        ===========        ===========        ===========
Weighted average number of common
shares outstanding - Diluted                    13,149,608         12,158,768         13,144,102         11,915,323
                                               ===========        ===========        ===========        ===========

            CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                                                           (unaudited)
                                                       Three Months Ended                     Six months Ended
                                                       ------------------                     ----------------
                                                July 3, 1999      June 27, 1998      July 3, 1999       June 27, 1998
                                                ------------      -------------      ------------       -------------
Net income (loss)                                 $146,523        $  (174,909)          $352,390         $ (785,934)
Foreign currency translation adjustments           107,471            185,547             50,955            185,547
Unrealized gain (loss) on marketable
   securities, net                                  (3,086)             3,190            (10,398)             6,001
                                                  --------        -----------           --------         ----------
Comprehensive income (loss)                       $250,908        $    13,828           $392,947         $ (594,386)
                                                  ========        ===========           ========         ==========

                See notes to consolidated financial statements.

                               KOPIN CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                SIX MONTHS ENDED JULY 3, 1999 AND JUNE 27, 1998

                                  (UNAUDITED)

                                                                                        Accumulated
                                           Common Stock        Additional                  Other
                                         ----------------       Paid-in     Deferred    Comprehensive
                                         Shares    Amount       Capital   Compensation  Income (Loss)     Deficit        Total
                                         ------    ------       -------   ------------  ------------      -------        -----
Balance, December 31, 1997            11,122,143  $111,221  $ 90,514,233   ($231,955)   ($6,001)       ($54,518,912)  $35,868,586

  Issuance of common stock, net of
     issuance costs of $1,829,000      1,000,000    10,000    17,161,418          --         --                  --    17,171,418

  Exercise of stock options               50,793       508       498,223          --         --                  --       498,731

  Amortization of compensation
     relating to grant of stock               --        --            --      33,450         --                  --        33,450
      options

  Net unrealized gain on marketable
     securities                               --        --            --          --      6,001                  --         6,001

  Foreign currency translation
      adjustments                             --        --            --          --    185,547                  --       185,547

  Net loss for the six month
     period ended June 27, 1998               --        --            --          --         --            (785,934)     (785,934)
                                      ----------  --------  ------------  ----------   --------        ------------   -----------
Balance, June 27, 1998                12,172,936  $121,729  $108,173,874  $ (198,505)  $185,547        ($55,304,846)  $52,977,799
                                      ==========  ========  ============  ==========   ========        ============   ===========

Balance, December 31, 1998            12,268,561  $122,686  $108,954,779   ($165,055)  $420,812        ($57,486,799)  $51,846,423

  Exercise of stock options              214,133     2,141     1,168,666          --         --                  --     1,170,807

  Amortization of compensation
     relating to grant of stock               --        --            --      27,510         --                  --        27,510
      options

  Net unrealized loss on marketable
     securities                               --        --            --          --    (10,398)                 --       (10,398)

   Foreign currency translation
       adjustments                            --        --            --          --     50,955                  --        50,955

  Net income for the six month
     period ended July 3, 1999                --        --            --          --         --             352,390       352,390
                                      ----------  --------  ------------  ----------   --------        ------------   -----------
Balance, July 3, 1999                 12,482,694  $124,827  $110,123,445  $ (137,545)  $461,369        ($57,134,409)  $53,437,687
                                      ==========  ========  ============  ==========   ========        ============   ===========

                See notes to consolidated financial statements.

                               KOPIN CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                                         Six months Ended
                                                                                         ----------------
                                                                                   July 3, 1999      June 27, 1998
                                                                                   ------------      -------------
Cash flows from operating activities:
  Net income (loss)                                                                $    352,390       $  (785,934)
  Adjustments to reconcile net income (loss) to
     net cash provided by (used in) operating  activities:
    Depreciation and amortization                                                     1,916,113         2,047,303
    Amortization of compensation relating to grant
       of stock options                                                                  27,510            33,450
    Decrease in deferred rent                                                                 -          (165,166)
    Minority interest in income of subsidiary                                            25,515                 -
    Changes in assets and liabilities:
       Accounts receivable                                                           (4,251,666)          649,970
       Inventory                                                                     (1,792,579)         (595,020)
       Prepaid expenses and other current assets                                       (477,584)          (79,287)
       Intangible assets                                                               (169,609)         (235,399)
       Accounts payable and accrued expenses                                          1,514,468           119,639
                                                                                   ------------       -----------
       Net cash provided by (used in) operating activities                           (2,855,442)          989,556
                                                                                   ------------       -----------

Cash flows from investing activities:
  Marketable securities                                                              (1,728,920)        3,126,885
  Other assets                                                                          (99,077)         (982,170)
  Capital expenditures                                                               (5,922,168)       (2,761,651)
                                                                                   ------------       -----------
       Net cash provided by (used in) investing activities                           (7,750,165)         (616,936)
                                                                                   ------------       -----------

Cash flows from financing activities:
  Net proceeds from issuance of common stock                                                  -        17,171,418
  Net proceeds from issuance of subsidiary stock                                              -           582,981
  Principal payment on notes payable                                                          -          (450,000)
  Proceeds from long-term obligations                                                         -         5,000,000
  Principal payment on long-term obligations                                         (1,175,337)       (1,012,049)
  Proceeds from exercise of stock options                                             1,170,807           498,731
                                                                                   ------------       -----------
       Net cash provided by (used in) financing activities                              (4 ,530)       21,791,081
                                                                                   ------------       -----------
Effect of exchange rate changes on cash                                                  21,660            (2,662)
                                                                                   ------------       -----------
Net increase (decrease) in cash and equivalents                                     (10,588,477)       22,161,039
Cash and equivalents, beginning of period                                            30,807,335        14,425,400
                                                                                   ------------       -----------
Cash and equivalents, end of period                                                $ 20,218,858       $36,586,439
                                                                                   ============       ===========

 Supplementary information -Interest paid in cash                                  $    235,547       $   191,651

                See notes to consolidated financial statements.

                               KOPIN CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION
     ---------------------

The financial statements for the nine month periods ended July 3, 1999 and June 27, 1998 are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. Certain reclassifications have been made to the June 27, 1998 amounts to conform to the 1999 presentation. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission (File No. 0-19882) for the year ended December 31, 1998.

The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for any other interim period or for a full fiscal year.

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary and Kowon Technology Co., Ltd., a majority-owned (65%) subsidiary located in Korea. All intercompany transactions and balances have been eliminated.

2.   FOREIGN CURRENCY TRANSLATION
     ----------------------------

Assets and liabilities of non-U.S. operations are translated into U.S. dollars at period end exchange rates, and revenues and expenses at rates prevailing during the quarter. Resulting translation adjustments are accumulated as part of the other comprehensive income and aggregate $465,447 of unrealized gain at July 3, 1999. Transaction gains or losses are recognized in income or loss currently.

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

6.   RECENT PRONOUNCEMENTS
     ---------------------

The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", which is effective for fiscal years commencing after June 15, 2000. SFAS No. 133 requires fair value accounting for all stand-alone derivatives and many derivatives embedded in other financial instruments and contracts. The impact of SFAS No. 133 on the Company has not yet been determined.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        -----------------------------------------------------------------------
        OPERATIONS
        ----------

Kopin is a leading developer and manufacturer of advanced semiconductor materials and small form factor displays. The Company was incorporated in 1984 to further develop and commercialize certain semiconductor expertise developed at MIT. The Company's primary revenue source since 1995 has been from the sales of its gallium arsenide products. The Company has been unprofitable annually since inception and, at July 3, 1999, the Company had an accumulated deficit of $57,134,409.

RESULTS OF OPERATIONS

  REVENUES.   The Company's total revenues increased $1,930,464 for the
three months and $3,193,513 for the six months ended July 3, 1999 to $8,614,401 and $15,343,997 for the three and six months ended July 3, 1999 compared to $6,683,937 and $12,150,484 during the corresponding periods in 1998. This represented 28.9% and 26.3% increases in revenue for the three and six months ended July 3, 1999, respectively. The Company's product revenues were $7,926,132 and $13,911,064 for the three and six months ended July 3, 1999 compared to $5,666,895 and $10,327,579 for the three and six months ended June 27, 1998, increases of $2,259,237 or 39.9% and $3,583,485 or 34.7%, respectively.
The increase in sales of the Company's gallium arsenide products principally resulted from an increase in sales of device transistors. Research and development revenues decreased 32.3% to $688,269 for the three months ended
July 3, 1999 compared to $1,017,042 during the corresponding period in 1998 and decreased 21.4% to $1,432,933 for the six months ended July 3, 1999 compared to $1,822,905 for the same period in the prior year. As a result of the expirations of multi-year contracts with the federal government and the Company's increased emphasis on product revenues, the Company believes that research and development revenues will decline as a percentage of total revenues for the near future.

  COST OF PRODUCT REVENUES.   Cost of product revenues, which is comprised of
materials, labor and manufacturing overhead related to the Company's products, was $5,891,308 for the three months ended July 3, 1999 compared to $3,511,627 for the same period in the prior year. Cost of product revenues was $9,821,482 for the six months ended July 3, 1999 compared to $6,234,865 for the same period in the prior year. The increase in cost of product revenues as a percentage of product revenues in 1999 is attributable to increased production staffing as the Company increases production capacity, the re-deployment of certain assets and personnel previously involved in development activities to manufacturing activities, and an increase in Cyberdisplay sales as a percentage of total sales. Cyberdisplay products have a lower gross margin as compared to gallium arsenide products. (See "Liquidity and Capital Resources.")

  RESEARCH AND DEVELOPMENT.   Research and development expenses (R&D) are
incurred under development programs for display devices and products and gallium arsenide products either in support of internal development programs or programs funded by agencies of the federal government. R&D costs include staffing, purchases of materials and laboratory supplies, and overhead. Funded research and development expenses were $849,006 and $1,748,765 for the three and six months ended July 3, 1999 compared to $1,260,016 and $2,316,150 for the same periods in the prior year, decreases of $411,010 and $567,385, respectively, associated with reduced subcontractor expenses caused by the expiration of multi-year contracts with agencies of the federal government. Internal research and development expenses were $498,664 and $1,598,049 for the three and six months ended July 3, 1999 compared to $1,249,200 and $2,743,071 during the corresponding periods in 1998. The decrease in internal R&D was primarily a result of the re-deployment of certain assets and personnel from development activities into manufacturing activities.

  SELLING, GENERAL AND ADMINISTRATIVE.   Selling, general, and administrative
expenses (S,G&A) consist of the expenses incurred by the Company's sales and marketing personnel and related expenses, and administrative and general corporate expenses. S,G&A was $1,421,067 for the three months ended July 3, 1999 compared to $1,134,432 during the corresponding period in 1998, an increase of $286,635. S,G&A was $2,343,997 for the six months ended July 3, 1999 compared to $2,126,127 during the corresponding period in 1998, an increase of $217,870.
The increase in S,G&A is primarily due to increases in headcount in the sales and marketing staff and significant travel associated with supporting new customer activities.

  OTHER.   Other expenses were $91,375 and $179,275 for the three and six months ended July 3, 1999 compared to $95,731 and $187,630 during the corresponding periods in 1998.

  OTHER INCOME, NET.   Other income, net was $309,224 and $725,476 for the three
and six months ended July 3, 1999 compared to $392,160 and $671,425 during the corresponding periods in 1998. The decrease was primarily due to a decrease in interest and other income to $407,120 for the three months ended July 3, 1999 compared to $548,349 for the corresponding period in 1998. Interest and other income was $941,636 for the six months ended July 3, 1999 compared to $927,584 from corresponding period in 1998. The decrease in interest income earned during the three months ended July 3, 1999 was due to lower cash balances available for investing as the Company funds the expansion of its gallium arsenide and display products manufacturing capacity. Interest expense decreased $58,293 and $39,999 for the three and six months ended July 3, 1999 from the corresponding periods in 1998 due to the expiration of certain debt obligations.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations primarily through public and private placements of its equity securities, research and development contract revenues, and sales of its gallium arsenide and display products. The Company believes its available cash resources will support its operations and capital needs for at least the next twelve months.

     As of July 3, 1999, the Company had cash and equivalents and marketable securities of $27,938,263 and working capital of $35,721,341 compared to $36,808,218 and $39,358,733, respectively, as of December 31, 1998. The decrease in cash and equivalents and marketable securities was primarily due to cash used in operations of $2,855,442, capital expenditures of $5,922,168, and principal payments on long-term obligations of $1,175,337, offset by proceeds from the exercise of stock options of $1,170,807. The increase in capital expenditures is primarily for the Company's expansion program to increase manufacturing capacity for the Company's gallium arsenide and display products.

     The Company periodically enters into various long-term debt arrangements to finance equipment purchases and other activities. As of July 3, 1999, long-term debt obligations totaled $5,033,631, of which $1,792,631 is payable in the next twelve months.

     The markets the CyberDisplay product is targeted at are large sales volume consumer electronic and wireless communication applications. The Company believes that in order to obtain customers in these markets, it has been necessary to make significant investments in equipment and infrastructure. In addition, the Company has spent approximately $5,000,000 and $7,000,000 annually in 1998 and 1997, respectively, to develop and improve CyberDisplay products. The Company believes that it will be necessary to continue to make significant investments in equipment and development in order to produce the current CyberDisplay product and later display products. As a result of the current cost structure of the CyberDisplay product line, the ability of the CyberDisplay product line to achieve profitability is dependent upon achieving significant sales volumes and reasonable gross profit margins. The Company has not yet produced the CyberDisplay product at volumes necessary to achieve profitability. Accordingly, there can be no assurances that the Company will obtain sufficient sales volumes, or if sufficient sales volumes are achieved, produce the CyberDisplay at a gross margin which will allow the product line to generate a profit.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", which is effective for fiscal years commencing after June 15, 2000. SFAS No. 133 requires fair value accounting for all stand-alone derivatives and many derivatives embedded in other financial instruments and contracts. The impact of SFAS No. 133 on the Company has not yet been determined.

Year 2000

     The Company has developed plans to address issues related to the impact on its systems from the "Year 2000 Problem". Financial and operational systems are being assessed and plans have been implemented to address systems modification requirements.

     The Company, utilizing both internal and external resources to address the Year 2000 issue, expects to be substantially complete with this project by the third quarter of calendar 1999. The current estimate of total project cost is approximately $700,000, which includes the cost of purchasing certain equipment and software which will be capitalized in accordance with normal policy.
The cost of equipment and software account for approximately 30 percent of the total estimated project cost while internal resources, primarily salary costs, are 30 percent of the cost and external resources are the remaining 40 percent. Approximately 75 percent of the total project cost has been spent through July 3, 1999, with remaining amount to be spent in 1999. The plan costs will be paid from cashflow generated from operations. The Year 2000 project will not result in the delay in implementation of any previously planned information technology projects.

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

FUTURE OPERATING RESULTS

     Certain of the statements contained in this Form 10-Q, including Management's Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking statements that involve risks and uncertainties. In addition to the risks and uncertainties set forth in this Form 10-Q, other factors that could cause actual results to differ materially include the following: general economic and business conditions and growth in the flat panel display industry, growth in the gallium arsenide integrated circuit and materials industries, growth in the wireless handset market, impact of competitive products and pricing, availability of third party components, availability of integrated circuit fabrication facilities, cost and yields associated with production of the Company's CyberDisplay imaging devices and device transistors, loss of significant customers, acceptance of the Company's products, continuation of strategic relationships, Year 2000 matters, changes in foreign currency exchange rates, and the risk factors and cautionary statements listed from time to time in the Company's periodic reports and registration statements filed with the Securities and Exchange Commission, including but not limited to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          ----------------------------------------------------------

     The Company invests its excess cash in high quality government and corporate financial instruments which bear minimal risk. The Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's financial position, results of operations, and cash flows should not be material. The Company sells its products to customers worldwide. The Company maintains a reserve for potential credit losses and such losses have been minimal. The Company is exposed to changes in foreign currency exchange primarily through its translation of its foreign subsidiary's financial position, results of operations, and cash flows and the sale of CyberDisplay products to Asian customers.

PART II. OTHER INFORMATION

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

On May 20, 1999, the Company held an Annual Meeting of Stockholders to consider and vote upon the following three proposals:

(1) A proposal to elect six directors of the Company to serve until the next Annual Meeting of Stockholders and until their successors are duly elected and qualified.

(2) A proposal to ratify the amendment to the Company's 1992 Stock Option Plan increasing the number of shares authorized for issuance under the Plan.

(3) A proposal to ratify the appointment of Deloitte & Touche LLP as independent accountants of the Company for the current fiscal year.

Results with respect to the voting on each of the proposals were as follows:

                                                               Withheld
                                              For              Authority
                                          ----------           ---------
Proposal 1:    John C.C. Fan              10,833,409            594,045
               David E. Brook             10,863,494            563,960
               Andrew H. Chapman          10,864,494            562,960
               Morton Collins             10,862,294            565,160
               Chi Chia Hsieh             10,863,394            564,060
               Michael A. Wall            10,863,194            564,260

Proposal 2:    9,216,346 votes for; 2,160,643 votes against; 50,465 abstentions;
               and 0 broker non-votes.

Proposal 3:    11,328,069 votes for; 80,950 votes against; 18,435 abstentions;
               and 0 broker non-votes.


Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

27   Financial Data Schedule

(b)  Reports on Form 8-K

     None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         KOPIN CORPORATION
                                         (Registrant)



Date: August 13, 1999               By:  /s/ John C.C. Fan
                                         ---------------------------------------
                                         John C.C. Fan
                                         President, Chief Executive Officer and
                                         Chairman of the Board of Directors



Date: August 13, 1999               By:  /s/ Richard A. Sneider
                                         ---------------------------------------
                                         Richard A. Sneider
                                         Treasurer and Chief Financial Officer
                                         (Principal Financial and Accounting
                                         Officer)