Form 10-Q
period 1999-10-02
KOPIN CORP
filed 1999-11-16
CIK 771266

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR l5(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended October 2, 1999

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


Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                   Outstanding as of October 29, 1999
                 -----                   ----------------------------------

       Common Stock, par value $ .01                   14,955,778

                               KOPIN CORPORATION

                                     INDEX
                                     -----

                                                                                          Page No.
                                                                                          -------
PART I - FINANCIAL INFORMATION

  Item 1.  Consolidated Financial Statements:

           Consolidated Balance Sheets at                                                     3
           October 2, 1999 and December 31, 1998

           Consolidated Statements of Operations and Comprehensive Income (Loss)              4
           for the Three and Nine months ended October 2, 1999 and September 26, 1998

           Consolidated Statements of Stockholders' Equity for the                            5
           Nine months ended October 2, 1999 and September 26, 1998

           Consolidated Statements of Cash Flows for the                                      6
           Nine months ended October 2, 1999 and September 26, 1998

           Notes to Consolidated Financial Statements                                         7

  Item 2.  Management's Discussion and Analysis of Financial Condition                        9
           and Results of Operations

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk                        12

PART II - OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K                                                  12

SIGNATURES                                                                                   13

                               KOPIN CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                  (unaudited)

                                                                            October 2, 1999    December 31, 1998
                                                                            ---------------    -----------------
ASSETS
------
Current assets:
   Cash and equivalents                                                       $  19,297,800      $  30,807,335
    Marketable securities                                                         8,271,206          6,000,883
    Accounts receivable, net of allowance of $150,000
     Billed                                                                       8,842,943          2,743,211
     Unbilled                                                                     1,447,417            910,787
    Inventory                                                                     5,621,322          3,337,178
    Prepaid expenses and other current assets                                     1,184,309            743,069
                                                                             --------------      -------------
       Total current assets                                                      44,664,997         44,542,463

Equipment and improvements:
   Equipment                                                                     27,133,518         24,953,456
   Leasehold improvements                                                           808,884           808, 884
   Furniture and fixtures                                                           435,526            426,084
   Equipment under construction                                                   6,996,342             25,131
                                                                             --------------      -------------
                                                                                 35,374,270         26,213,555
   Accumulated depreciation and amortization                                     19,583,564         16,867,698
                                                                             --------------      -------------
                                                                                 15,790,706          9,345,857
Other assets                                                                      6,286,942          6,173,153
Intangible assets                                                                 1,799,334          1,844,148
                                                                             --------------      -------------
       Total assets                                                             $68,541,979        $61,905,621
                                                                             ==============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
   Accounts payable                                                            $  6,280,646       $  1,728,596
   Accrued payroll and expenses                                                     434,608            541,732
   Other accrued liabilities                                                      1,484,074            913,908
   Current portion of long-term obligations                                       1,995,433          1,999,494
                                                                             --------------      -------------
       Total current liabilities                                                 10,194,761          5,183,730

Long-term obligations, less current portion                                       2,930,980          4,209,474
Minority interest                                                                   717,372            665,994
Commitments
Stockholders' equity:
   Preferred stock, par value $.01 per share; authorized, 3,000 shares;
     none issued and outstanding                                                          -                  -
   Common stock, par value $.01 per share; authorized, 20,000,000 shares;
     issued, 12,648,147 shares in 1999 and 12,268,561 shares in 1998                126,481            122,686
   Additional paid-in capital                                                   111,817,117        108,954,779
   Deferred compensation                                                           (123,790)          (165,055)
   Accumulated other comprehensive income                                           367,252            420,812
   Deficit                                                                      (57,488,194)       (57,486,799)
                                                                               ------------       ------------
       Total stockholders' equity                                                54,698,866         51,846,423
                                                                               ------------       ------------
       Total liabilities and stockholders' equity                               $68,541,979        $61,905,621
                                                                               ============       ============

                See notes to consolidated financial statements.

                               KOPIN CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         (unaudited)
                                                      Three Months Ended                    Nine Months Ended
                                                      ------------------                    -----------------
                                                October 2,       September 26,        October 2,       September 26,
                                                ----------       -------------        ----------       -------------
                                                   1999              1998                 1999              1998
                                                   ----              ----                 ----              ----
Revenues:
   Product revenues                            $ 9,191,188        $ 6,957,162        $23,102,252        $17,284,741
   Research and development revenues               545,093            878,745          1,978,026          2,701,650
                                               -----------        -----------        -----------        -----------
                                                 9,736,281          7,835,907         25,080,278         19,986,391
                                               -----------        -----------        -----------        -----------
Costs and expenses:
   Cost of product revenues                      7,162,856          4,126,560         16,984,338         10,361,425
   Research and development                      1,550,513          2,400,476          4,897,327          7,459,697
   Selling, general,  and administrative         1,525,932          1,174,315          3,869,929          3,300,442
   Other                                            89,816             97,574            269,091            285,204
                                               -----------        -----------        -----------        -----------
                                                10,329,117          7,798,925         26,020,685         21,406,768
                                               -----------        -----------        -----------        -----------

Income (loss) from operations                     (592,836)            36,982           (940,407)        (1,420,377)
Other income and expense:
   Interest and other income                       374,814            544,707          1,316,450          1,472,291
   Interest expense                                (85,622)          (127,432)          (301,782)          (383,591)
                                               -----------        -----------        -----------        -----------

Income (loss) before minority interest            (303,644)           454,257             74,261           (331,677)
Minority interest in income of                     (50,141)                 -            (75,656)                 -
 subsidiary                                    -----------        -----------        -----------        -----------

Net income (loss)                             ($   353,785)       $   454,257       ($     1,395)      ($   331,677)
                                               ===========        ===========        ===========        ===========

Net income (loss) per share - Basic                  ($.03)              $.04               $.00              ($.03)
                                               ===========        ===========        ===========        ===========
Net income (loss) per share - Diluted                ($.03)              $.03               $.00              ($.03)
                                               ===========        ===========        ===========        ===========

Weighted average number of common
shares outstanding:
    Basic                                       12,582,945         12,192,952         12,468,283         12,009,242
                                               ===========        ===========        ===========        ===========
    Diluted                                     12,582,945         13,001,328         12,468,283         12,009,242
                                               ===========        ===========        ===========        ===========

            CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                                                          (unaudited)
                                                      Three Months Ended                    Nine Months Ended
                                                      ------------------                    -----------------
                                                October 2,       September 26,        October 2,       September 26,
                                                ----------       -------------        ----------       -------------
                                                  1999               1998               1999              1998
                                                  ----               ----               ----              ----
Net income (loss)                              ($  353,785)          $454,257         ($   1,395)       ($  331,677)
Foreign currency translation adjustments           (96,047)            (1,939)           (45,092)           183,608
Unrealized gain (loss) on marketable
   securities, net                                   1,930             11,677             (8,468)            17,678
                                                ----------           --------          ---------         ----------
Comprehensive income (loss)                    ($  447,902)          $463,995         ($  54,955)       ($  130,391)
                                                ==========           ========          =========         ==========

                See notes to consolidated financial statements.

                               KOPIN CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

           Nine months ended October 2, 1999 and September 26, 1998

                                  (unaudited)

                                                           Additional                   Accumulated Other
                                          Common Stock      Paid-in         Deferred      Comprehensive
                                      ------------------
                                       Shares     Amount    Capital       Compensation    Income (Loss)   Deficit     Total
                                       ------    -------    ------        ------------    ------------    -------     -----
Balance, December 31, 1997            11,122,143  $111,221  $ 90,514,233   ($231,955)      ($  6,001)  ($54,518,912)  $35,868,586

 Issuance of common stock, net of
  costs of $1,829,000                  1,000,000    10,000    17,161,418          --              --             --    17,171,418

 Exercise of stock options                91,526       916       870,948          --              --             --       871,864

 Amortization of compensation
  relating to grant of stock
   options                                    --        --            --      50,175              --             --        50,175

 Net unrealized gain on marketable
  securities                                  --        --            --          --          17,678             --        17,678

 Foreign currency translation
  adjustments                                 --        --            --          --         183,608             --       183,608

 Net loss for the nine month
  period ended September 26, 1998             --        --            --          --              --       (331,677)     (331,677)
                                      ----------  --------  ------------  ----------        --------   ------------   -----------

Balance, September 26, 1998           12,213,669  $122,137  $108,546,599   ($181,780        $195,285   ($54,850,589)  $53,831,652
                                      ==========  ========  ============  ==========        ========   ============   ===========

Balance, December 31, 1998            12,268,561  $122,686  $108,954,779   ($165,055)       $420,812   ($57,486,799)  $51,846,423

 Exercise of stock options               379,586     3,795     2,862,338          --              --             --     2,866,133

 Amortization of compensation
  relating to grant of stock
    options                                   --        --            --      41,265              --             --        41,265

 Net unrealized loss on marketable
  securities                                  --        --            --          --          (8,468)            --        (8,468)

 Foreign currency translation
  adjustments                                 --        --            --          --         (45,092)            --       (45,092)

 Net loss for the nine month
  period ended October 2, 1999                --        --            --          --              --         (1,395)       (1,395)
                                      ----------  --------  ------------  ----------        --------   ------------   -----------

Balance, October 2, 1999              12,648,147  $126,481  $111,817,117  ($ 123,790        $367,252   ($57,488,194)  $54,698,866
                                      ==========  ========  ============  ==========        ========   ============   ===========

                See notes to consolidated financial statements.

                               KOPIN CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (unaudited)

                                                                                           Nine Months Ended
                                                                                           -----------------
                                                                                  October 2, 1999     September 26, 1998
                                                                                  ---------------     ------------------
Cash flows from operating activities:
  Net loss                                                                              ($1,395)          ($331,677)
  Adjustments to reconcile net loss to
     net cash provided by (used in) operating  activities:
    Depreciation and amortization                                                     2,991,349           3,104,277
    Amortization of compensation relating to grant
       of stock options                                                                  41,265              50,175
    Decrease in deferred rent                                                                 -            (165,166)
    Minority interest in income of subsidiary                                            75,656                   -
    Changes in assets and liabilities:
       Accounts receivable                                                           (6,647,744)         (1,142,295)
       Inventory                                                                     (2,292,815)           (999,169)
       Prepaid expenses and other current assets                                       (443,748)            (77,465)
       Intangible assets                                                               (218,886)           (381,585)
       Accounts payable and accrued expenses                                          5,018,853             691,055
                                                                                   ------------         -----------
       Net cash provided by (used in) operating activities                           (1,477,465)            748,150
                                                                                   ------------         -----------
Cash flows from investing activities:
  Marketable securities                                                              (2,278,791)         (2,591,078)
  Other assets                                                                         (113,954)         (1,051,608)
  Capital expenditures                                                               (9,203,774)         (2,770,241)
                                                                                   ------------         -----------
       Net cash used in investing activities                                        (11,596,519)         (6,412,927)
                                                                                   ------------         -----------
Cash flows from financing activities:
  Net proceeds from issuance of common stock                                                  -          17,171,418
  Net proceeds from issuance of subsidiary stock                                              -             383,583
  Principal payment on notes payable                                                          -            (450,000)
  Proceeds from long-term obligations                                                         -           5,000,000
  Principal payment on long-term obligations                                         (1,282,555)         (1,648,783)
  Proceeds from exercise of stock options                                             2,866,133             871,864
                                                                                   ------------         -----------
       Net cash provided by financing activities                                      1,583,578          21,328,082
                                                                                   ------------         -----------
Effect of exchange rate changes on cash                                                 (19,129)            (19,901)
                                                                                   ------------         -----------
Net increase (decrease) in cash and equivalents                                     (11,509,535)         15,643,404
Cash and equivalents, beginning of period                                            30,807,335          14,425,400
                                                                                   ------------         -----------
Cash and equivalents, end of period                                                $ 19,297,800         $30,068,804
                                                                                   ============         ===========

Supplementary information -Interest paid in cash                                       $327,723            $362,661

                See notes to consolidated financial statements.

                               KOPIN CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION
   ---------------------

     The financial statements for the nine month periods ended October 2, 1999 and September 26, 1998 are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. Certain reclassifications have been made to the September 26, 1998 amounts to conform to the 1999 presentation. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission (File No. 0-19882) for the year ended December 31, 1998 and our Form S-3 filed on October 22, 1999.

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

2. FOREIGN CURRENCY TRANSLATION
   ----------------------------

Assets and liabilities of non-U.S. operations are translated into U.S. dollars at period end exchange rates, and revenues and expenses at rates prevailing during the quarter. Resulting translation adjustments are accumulated as part of the other comprehensive income and aggregate $369,400 of unrealized gain at October 2, 1999. Transaction gains or losses are recognized in income or loss currently.

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

7. SUBSEQUENT EVENT
   ----------------

On October 27, 1999, the Company completed a public offering of 2,300,000 shares of common stock at a price of $33.94 per share. Net proceeds to the Company from the sale of 2,300,000 shares of common stock totaled approximately $73,200,000.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

Kopin is a leading developer and manufacturer of advanced semiconductor materials and miniature displays. The Company was incorporated in 1984 to further develop and commercialize certain semiconductor expertise developed at MIT. Our primary revenue source since 1995 has been from the sales of our gallium arsenide products, principally our Heterojunction Bipolar Transistor ("HBT") transistor wafers. We have been unprofitable annually since inception and, at October 2, 1999, we had an accumulated deficit of $57,488,194.

Results of Operations

     Revenues. Our total revenues increased $1,900,374 for the three months and $5,093,887 for the nine months ended October 2, 1999 to $9,736,281 and $25,080,278 for the three and nine months ended October 2, 1999 compared to $7,835,907 and $19,986,391 during the corresponding periods in 1998, respectively. This represented 24.3% and 25.5% increases in revenue for the three and nine months ended October 2, 1999, respectively. Our product revenues were $9,191,188 and $23,102,252 for the three and nine months ended October 2, 1999 compared to $6,957,162 and $17,284,741 for the three and nine months ended September 26, 1998, increases of $2,234,026 or 32.1% and $5,817,511 or 33.7%, respectively. The increase in sales of our gallium arsenide products principally resulted from an increase in sales of HBT transistors. Research and development revenues decreased 38.0% to $545,093 for the three months ended October 2, 1999 compared to $878,745 during the corresponding period in 1998 and decreased 26.8% to $1,978,026 for the nine months ended October 2, 1999 compared to $2,701,650 for the same period in the prior year. As a result of the expirations of multi-year contracts with the federal government and our increased emphasis on product revenues, we believe that research and development revenues will decline as a percentage of total revenues for the near future.

     Cost of Product Revenues. Cost of product revenues, which is comprised of materials, labor and manufacturing overhead related to our products, was $7,162,856 for the three months ended October 2, 1999 compared to $4,126,560 for the same period in the prior year. Cost of product revenues was $16,984,338 for the nine months ended October 2, 1999 compared to $10,361,425 for the same period in the prior year. The increase in cost of product revenues as a percentage of product revenues in 1999 is attributable to increased production staffing as we increase production capacity, re-deploy certain assets and personnel previously involved in development activities to manufacturing activities, and Cyberdisplay sales increase as a percentage of our total sales. Cyberdisplay products have a lower gross margin as compared to gallium arsenide products. (See "Liquidity and Capital Resources.")

     Research and Development. Research and development expenses (R&D) are incurred under development programs for display devices and products and gallium arsenide products either in support of internal development programs or programs funded by agencies of the federal government. R&D costs include staffing, purchases of materials and laboratory supplies, and overhead. Funded research and development expenses were $923,180 and $2,671,945 for the three and nine months ended October 2, 1999 compared to $983,818 and $3,299,968 for the same periods in the prior year, decreases of $60,638 and $628,023, respectively, associated with reduced subcontractor expenses caused by the expiration of multi-year contracts with agencies of the federal government. Internal research and development expenses were $627,333 and $2,225,382 for the three and nine months ended October 2, 1999 compared to $1,416,658 and $4,332,729 during the corresponding periods in 1998. The decrease in internal R&D was the result as we re-deploy certain assets and personnel from development activities into manufacturing activities.

     Selling, General and Administrative. Selling, general, and administrative expenses (S,G&A) consist of the expenses incurred by our sales and marketing personnel and related expenses, and administrative and general corporate expenses. S,G&A was $1,525,932 for the three months ended October 2, 1999 compared to $1,174,315 during the corresponding period in 1998, an increase of $351,617. S,G&A was $3,869,929 for the nine months ended October 2, 1999 compared to $3,300,442 during the corresponding period in 1998, an increase of $569,487. The increase in S,G&A is primarily due to increases in headcount in the sales and marketing staff and significant travel associated with supporting new customer activities.

     Other. Other expenses were $89,816 and $269,091 for the three and nine months ended October 2, 1999 compared to $97,574 and $285,204 during the corresponding periods in 1998.

     Other Income, Net. Other income, net was $289,192 and $1,014,668 for the three and nine months ended October 2, 1999 compared to $417,275 and $1,088,700 during the corresponding periods in 1998. The decrease was primarily due to a decrease in interest and other income to $374,814 for the three months ended October 2, 1999 compared to $544,707 for the corresponding period in 1998. Interest and other income was $1,316,450 for the nine months ended October 2, 1999 compared to $1,472,291 in the corresponding period in 1998. The decrease in interest income earned during the three months ended October 2, 1999 was due to lower cash balances available for investing as we fund the expansion of our gallium arsenide and display products manufacturing capacity. Interest expense decreased $41,810 and $81,809 for the three and nine months ended October 2, 1999 from the corresponding periods in 1998 due to the expiration of certain debt obligations.

Liquidity and Capital Resources

     We have financed our operations primarily through public and private placements of our equity securities, research and development contract revenues, and sales of our gallium arsenide and display products. Subsequent to the quarter ended October 2, 1999, we completed a public offering of 2,300,000 shares of common stock at a price of $33.94 per share on October 27, 1999. Net proceeds to us from the sale of 2,300,000 shares of common stock totaled approximately $73,200,000. We believe our available cash resources will support our operations and capital needs.

     As of October 2, 1999, we had cash and equivalents and marketable securities of $27,569,006 and working capital of $34,470,236 compared to $36,808,218 and $39,358,733, respectively, as of December 31, 1998. The decrease in cash and equivalents and marketable securities was primarily due to cash used in operations of $1,477,465, capital expenditures of $9,203,774, and principal payments on long-term obligations of $1,282,555, offset by proceeds from the exercise of stock options of $2,866,133. The increase in capital expenditures is primarily for our expansion programs to increase manufacturing capacity for our gallium arsenide and display products.

     We periodically enter into various long-term debt arrangements to finance equipment purchases and other activities. As of October 2, 1999, long-term debt obligations totaled $4,926,413, of which $1,995,433 is payable in the next twelve months.

     The markets the CyberDisplay product is targeted at are large sales volume consumer electronic and wireless communication applications. We believe that in order to obtain customers in these markets, it has been necessary to make significant investments in equipment and infrastructure. In addition, we have spent approximately $5,000,000 and $7,000,000 annually in 1998 and 1997, respectively, to develop and improve CyberDisplay products. We believe that it will be necessary to continue to make significant investments in equipment and development in order to produce the current CyberDisplay product and later display products. As a result of the current cost structure of the CyberDisplay product line, the ability of the CyberDisplay product line to achieve profitability is dependent upon achieving significant sales volumes and reasonable gross profit margins. We have not yet produced the CyberDisplay product at volumes necessary to achieve profitability. Accordingly, we may not be able to obtain sufficient sales volumes, or if sufficient sales volumes are achieved, produce the CyberDisplay at a gross margin which will allow the product line to generate a profit.

     We lease equipment and our facilities located in Taunton and Westborough, Massachusetts, and Los Gatos, California, under non-cancelable operating leases. The Taunton lease expires in October 2002. The Westborough lease expires in October 2001, with renewable options for up to three additional years at our election. The Los Gatos lease covers a five year period terminating in 2002. We record costs incurred under operating leases as rent expense and this expense aggregated approximately $1.1 million for 1998.

     We expect to expend approximately $30.0 million on capital expenditures over the next twelve months, primarily for the acquisition of equipment relating to the production of our HBT transistor wafers and the manufacturing, packaging and testing of CyberDisplay products, including the establishment of a second manufacturing production facility for our HBT transistor wafers.

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

Year 2000

     The Year 2000 issue refers to the potential for disruption to business activities caused by system failures or miscalculations that are triggered by advancement of date records past the year 1999. For example, if software that uses the calendar year in computations is not ready for the millennial calendar change, it may interpret a 21/st/ century date as a 20th century date (for example, mistaking 2001 for 1901).

     We have developed plans to address issues related to the impact on its systems from the "Year 2000 Problem". Financial and operational systems are being assessed and plans have been implemented to address systems modification requirements.

     Utilizing both internal and external resources to address the Year 2000 issue, we expect to be substantially complete with this project by the end of November 1999. The current estimate of total project cost is approximately $700,000, which includes the cost of purchasing certain equipment and software which will be capitalized in accordance with normal policy. The cost of equipment and software account for approximately 30 percent of the total estimated project cost while internal resources, primarily salary costs, are 30 percent of the cost and external resources are the remaining 40 percent. Approximately 90 percent of the total project cost has been spent through October 2, 1999, with remaining amount to be spent in 1999. The plan costs will be paid from cashflow generated from operations. The Year 2000 project will not result in the delay in implementation of any previously planned information technology projects.

     Our products, which are Year 2000 compliant, require high quality raw materials in order to achieve historical manufacturing yields and performance. We require suppliers to meet stringent quality standards before we will accept their product. We are continually performing an assessment of our key suppliers' Year 2000 readiness and their plans for becoming Year 2000 compliant. Although we have multiple suppliers for each raw material, failure by one or more key suppliers to achieve Year 2000 readiness could impact our ability to produce product at historical levels. In addition, certain critical raw material suppliers allocate capacity to us. Accordingly, there can be no assurance that if one or more suppliers are unable to meet their commitments to us, the remaining suppliers will be able to make-up the shortfall. We are developing of contingency plans, however, there can be no assurance that we will adequately address the Year 2000 problem, that any contingency plans we implement would be adequate to meet our needs without materially impacting our operations, that any such plan would be successful or that our results of operations and financial condition would not be materially and adversely affected by the delays and inefficiencies in conducting operations in an alternative manner.

Future Operating Results

     Certain of the statements contained in this Form 10-Q, including Management's Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking statements that involve risks and uncertainties. In addition to the risks and uncertainties set forth in this Form 10-Q, other factors that could cause actual results to differ materially include the following: general economic and business conditions and growth in the flat panel display industry, growth in the gallium arsenide integrated circuit and materials industries, growth in the wireless handset market, impact of competitive products and pricing, availability of third party components, availability of integrated circuit fabrication facilities, cost and yields associated with production of the Company's CyberDisplay imaging devices and device transistors, loss of significant customers, acceptance of the Company's products, continuation of strategic relationships, Year 2000 matters, changes in foreign currency exchange rates, and the risk factors and cautionary statements listed from time to time in our periodic reports and registration statements filed with the Securities and Exchange Commission, including but not limited to our Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and our Form S-3 filed on October 22, 1999.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
        ----------------------------------------------------------

     We invest our excess cash in high quality government and corporate financial instruments which bear minimal risk. We believe that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations, and cash flows should not be material. We sell our products to customers worldwide. We maintain a reserve for potential credit losses and such losses have been minimal. We are exposed to changes in foreign currency exchange primarily through our translation of our foreign subsidiary's financial position, results of operations, and cash flows and the sale of CyberDisplay products to customers in Asia.


PART II. OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

10.29   1992 Stock Option Amendment

27      Financial Data Schedule

(b)     Reports on Form 8-K:

        Item 5. Other Event

     On September 16, 1999, Kopin filed a report on Form 8-K containing its press release dated September 16, 1999 relating to new digital cameras featuring its color CyberDisplay and anticipated third quarter performance.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           KOPIN CORPORATION
                                           (Registrant)



Date: November 16, 1999               By: /s/ John C.C.Fan
                                          --------------------------------------
                                          John C.C. Fan
                                          President, Chief Executive Officer and
                                          Chairman of the Board of Directors


Date: November 16, 1999               By: /s/ Richard A. Sneider
                                          --------------------------------------
                                          Richard A. Sneider
                                          Treasurer and Chief Financial Officer
                                          (Principal Financial and Accounting
                                          Officer)