Form 10-K
period 1999-12-31
KOPIN CORP
filed 2000-03-30
CIK 771266

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-19882

                                KOPIN CORPORATION
             (Exact name of registrant as specified in its charter)

         Delaware                                         04-2833935
State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization                        Identification No.)

 695 Myles Standish Blvd., Taunton, MA                    02780-1042
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code: (508) 824-6696

Securities registered pursuant to Section 12(b) of the Act: None

Name on each exchange on which registered: NASDAQ

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes [X] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

As of March 23, 2000, the aggregate market value of outstanding shares of voting stock held by non-affiliates of the registrant was $2,227,219,803.

As of March 23, 2000, 31,369,293 shares of the registrant's Common Stock, par value $.01 per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 25, 2000 are incorporated by reference into Part III of this Report. Other documents incorporated by reference are listed in the Exhibit Index.

                                     Part I

Item 1. Business


     Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance and include statements about our manufacturing capabilities and cash flows. In some cases, you can identify forward-looking statements by terminology such as "may, " "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks outlined under "Risk Factors," that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by such forward- looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We are under no duty to update any of the forward-looking statements or to conform such statements to actual results.

Introduction

     Kopin Corporation ("Company") is a leading developer and manufacturer of advanced semiconductor materials and miniature flat panel displays. We use our proprietary technology to design, manufacture and market products used in highly demanding wireless communications and high resolution portable consumer electronics applications. Our products enable our customers to develop and market an improved generation of products for these target applications.

     We produce two types of high performance components-our heterojunction bipolar transistor wafers, or HBT transistor wafers, and our CyberDisplay products. Our HBT transistor wafer product is a customer specific array of vertically oriented transistors that our customers use primarily to produce high performance integrated circuits for wireless communications products. Our CyberDisplay products are miniature, high performance, high resolution, low cost displays well suited for high resolution, high information content applications. These applications include viewing images in camcorders and digital cameras, and reading e-mail and browsing the Internet using digital wireless handsets, pagers and other consumer electronics devices.

     We are currently experiencing rapidly increasing demand for both of our principal products and we are significantly increasing our production capacity. The principal customer for our HBT transistor wafers is Conexant Systems. In addition to Conexant, original equipment manufacturers including Nortel Networks and Hewlett-Packard purchase our HBT transistor wafers. We currently sell our CyberDisplay product to JVC and Matsushita for use in digital camcorders and to Mustek, a leading Taiwanese manufacturer of digital still cameras, scanners and other consumer electronics products, for use in digital cameras.

     On December 29, 1999, we effected a 2 for 1 stock split in the form of a 100% stock dividend to all holders of our common stock. All share numbers and prices in this Form 10-K have been adjusted to reflect the stock dividend.

Industry Overview

Gallium Arsenide Products

     Advanced semiconductor materials are used in the manufacture of integrated circuits for high frequency, low power applications. The rapid growth in the wireless communications industry, as well as the increasingly shorter product cycles of wireless products, has fueled demand for these integrated circuits, which are predominantly used in wireless handsets. Dataquest, in a report dated September 1999, expects that by 2003 the worldwide digital wireless subscriber base will exceed 868 million users, and annual worldwide shipments of digital wireless handsets will reach nearly 415 million units.

     In first generation wireless handsets, integrated circuits used in high frequency, low power applications were generally constructed with silicon-based semiconductors. These integrated circuits, while relatively inexpensive to manufacture, were unable to deliver the performance demanded by wireless handset manufacturers and their customers. This inability led to the development of gallium arsenide products for use in wireless communications. Gallium arsenide is generally regarded as having better performance characteristics than silicon due, in part, to its inherent physical properties that permit gallium arsenide integrated circuits to operate at much higher frequencies than silicon integrated circuits, or operate at the same frequency with lower power consumption. The reduction in system power requirements is particularly important in portable applications, such as wireless handsets, because it extends battery life. The high performance characteristics of gallium arsenide have led to the increased use of gallium arsenide field effect transistors, commonly known as MESFETs, in a wide range of commercial systems.

     Even as device manufacturers are increasingly adopting gallium arsenide field effect transistor technology in the manufacture of high frequency integrated circuits, the industry is calling for even greater performance. Second generation wireless communications products use digital signal processing and generally operate at higher cellular frequencies. Air interface standards in these frequency bands have increased in recent years. These standards, which include Global System Mobile, or GSM, Time Division Multiple Access, or TDMA, and Code Division Multiple Access, or CDMA, provide improved capacity, sound quality and capabilities at cellular and wireless frequency bands, but are incompatible with each other and have fragmented the market for equipment. Suppliers of wireless handsets have begun to offer multi-mode and multi-band wireless handsets that allow users to switch from one high frequency band to another to enable consumers to use wireless handsets across various territories and different interface standards. This new generation of products is significantly more complex than the prior generation and requires certain key features, including:

     o    Simpler system design;

     o    Support for higher frequencies;

     o    Lower power consumption;

     o    Improved signal quality; and

     o    Wider range of operating temperatures.

Display Products

     Small form factor displays are used in the consumer electronics industry in products such as camcorders and digital cameras. These industry segments are expected to grow significantly over the next five years:

     o According to a Dataquest report dated June 1999, the annual worldwide factory revenues for camcorders will exceed $7.2 billion by 2003; and

     o International Data Corporation projects that annual worldwide shipments of digital cameras will exceed 22 million units in 2003.

     We also expect that a large market for new wireless communications devices, including third generation wireless handsets and enhanced pagers will develop. In order for this market to develop, advances in wireless communications systems such as greater bandwidth and increased functionality, including real- time wireless data and broadband Internet access, will be necessary. Small form factor displays will be a critical component in the development of advanced wireless communications systems, as these systems must provide high resolution images without compromising the portability of the product. International Data Corporation estimates that annual worldwide production of "smart hand-held devices" which are comprised of hand-held computers/organizers, smart phones and other devices, will exceed 35 million units by 2003, representing almost $17 billion in revenues.

     There are several display technologies currently available. The most commonly used technology in portable applications is based on the traditional liquid crystal display, or LCD, which is now in widespread use in products requiring a solid state monochrome or color display. These displays form an image by either transmitting or blocking light emitted from a source located behind the LCD. The principal LCD technologies are passive and active matrix.

     o Passive Matrix LCD. These displays are primarily used in calculators, watches, pagers and wireless handsets because of their relatively low cost and low power consumption. Their relatively low image quality, slow response time and limited viewing angle, however, make them inadequate for many demanding applications.

     o Active Matrix LCD. These displays are used primarily in laptop computers, instrumentation and projection systems. In contrast to passive matrix LCDs, monochrome active matrix LCDs incorporate a transistor at every pixel location and color active matrix LCDs incorporate three transistors at every pixel location. This arrangement allows each pixel to be turned on and off independently which improves image quality and response time and also provides an improved side-to-side viewing angle of the display. The increased number of transistors required to produce those benefits, however, creates significant drawbacks, particularly in color applications. The high number of transistors used in conventional active matrix LCDs limits achievable pixel density and their relatively high power consumption makes them difficult to use in high information content ultra-portable electronics products.


     The high growth potential for portable communications products can be realized effectively only if these products are able to clearly present to end users the information they wish to access without compromising the size of the product. These products, as well as future models of digital cameras and other consumer electronics, require a miniature, low cost display with low power consumption and sharp monochrome or rich, full color high resolution images. To date, display technologies have not fully addressed these needs due to constraints with respect to size, power consumption, resolution, cost or full color capability.

The Kopin Solution

HBT Transistor Wafers

     We manufacture our HBT transistor wafers using our proprietary metal organic chemical vapor deposition semiconductor growth techniques. By depositing films of atomic-level thickness on gallium arsenide wafers, we are able to create HBT transistor wafers that consist of a series of material layers which form a vertical transistor. This transistor structure enables the design of integrated circuits in which individual transistors are vertically arranged.

     The vertical structure of an HBT transistor wafer, as opposed to the horizontal structure of a competing gallium arsenide field effect transistor, offers advantages to an integrated circuit manufacturer:

     o Smaller Size. We believe that integrated circuits fabricated from our HBT transistor wafers can be made smaller than integrated circuits fabricated from gallium arsenide field effect transistors. Smaller size enables more die per wafer, which can increase manufacturing yields and lead to reduced costs.

     o Faster Circuits. We believe that our HBT transistor wafers enable the design of faster integrated circuits than may be designed with gallium arsenide field effect transistors because the effective transistor gate length, or the distance an electron must travel within a transistor, is shorter. The transistor gate length of gallium arsenide field effect transistors is constrained by current optical lithography techniques to approximately 0.2 microns for commercial volumes. We currently manufacture our HBT transistor wafers in commercial volumes with an effective transistor gate length ranging from approximately
          0.05 microns to 0.1 microns. We are able to achieve this result because the thickness of the vertical base layer of our HBT transistor wafers determines transistor gate length rather than the limitations of current optical lithography techniques.

     We believe that our HBT transistor wafers also offer the following additional advantages over gallium arsenide field effect transistors:

     o Greater Power Efficiency. Efficiency is a measure of power output as a percentage of battery power consumed by the device. We believe that our HBT transistor wafers are more efficient and use less power to transmit the same output power than comparable gallium arsenide field effect transistors. Increased efficiency can translate into improved battery life and increased talk time.

     o Improved Signal Quality. Power amplifiers within wireless handsets are a key determinant of signal quality. We believe that power amplifiers based on our HBT transistor wafers can amplify signals with reduced distortion, providing increased signal quality. Improved signal quality is important for wireless networks that use digital air interface standards such as Time Division Multiple Access, or TDMA, and Code Division Multiple Access, or CDMA.

     o Less Complexity. Power amplifiers and other integrated circuits based on our HBT transistor wafers run on a single power supply voltage. In contrast, gallium arsenide field effect transistors generally require both a positive and negative power supply, which results in the need to include a negative voltage generator and other additional components or circuitry. As a result, we believe that integrated circuits using our HBT transistor wafers are easier to design, which can translate into reduced component costs and smaller equipment.

CyberDisplay Products

     Our principal CyberDisplay product is a miniature, 0.24 inch diagonal, high density 320 x 240 resolution color or monochrome active matrix LCD. In contrast to current passive matrix and active matrix LCD approaches, our CyberDisplay products utilize high quality, single crystal silicon - the same high quality silicon used in conventional integrated circuits. This single crystal silicon is not grown on glass; rather, it is first formed on a silicon wafer and then lifted off as a thin film using our proprietary technology. The thin film is patterned into an integrated circuit (including the active matrix, driver circuitry and other logic circuits) in an integrated circuit foundry and transferred to glass, so that the transferred layer is a fully-functional active matrix integrated circuit.

     Our proprietary technology enables the production of transparent circuits, in contrast to conventional silicon circuits, which are opaque. Our CyberDisplay products' imaging properties are a result of the formation of a liquid crystal layer over the transparent active matrix integrated circuit. We believe that our manufacturing process offers several advantages over conventional active matrix LCD manufacturing approaches with regard to small form factor displays, including:

     o    Greater miniaturization;

     o    Reduced cost;

     o    Higher pixel density;

     o    Full color capability; and

     o    Lower power consumption.

     Our use of high quality single crystal silicon in the manufacture of our CyberDisplay products offers several performance advantages. High quality silicon enables high speed displays which operate at 180 frames per second, compared to 60 frames per second for most active matrix LCDs. At this higher cycle speed, we are able to produce full color displays without using color filters. Our color CyberDisplay products generate colors by using a backlight composed of three light emitting diodes, commonly known as LEDs, that emit a sequence of red, green and blue light. Each pixel either blocks or transmits the colored light 180 times per second, which allows the generation of color images without using three separate pixels, decreasing the size, weight, and power requirements of the color display. Furthermore, the color pixels are not spatially separated as in conventional active matrix LCDs, resulting in sharper color images.

     Our CyberDisplay products have the additional advantage of being fabricated using conventional silicon integrated circuit lithography processes. These processes enable the manufacture of miniature active matrix circuits, resulting in comparable or higher resolution displays relative to passive and other active matrix displays that are fabricated on glass. Our production partner, United Microelectronics Corporation, or UMC, fabricates integrated circuits for our CyberDisplay products in its foundry in Taiwan. The fabricated wafers are then returned to our facilities, where we lift the integrated circuits off the silicon wafers and transfer them to glass using our proprietary technology. The transferred integrated circuits are then processed and packaged with liquid crystal and assembled into display panels for shipment to customers. This arrangement allows us to benefit from UMC's economies of scale and advanced fabrication processes. We expect that our

CyberDisplay products will benefit from further general technological advances in the design and production of integrated circuits and active matrix LCDs, resulting in further improvements in resolution and miniaturization.

     Our CyberDisplay products, when illuminated by a backlight and viewed through a lens, display high resolution video and data images equivalent to viewing a 20 inch diagonal screen from a distance of five feet.

Strategy

     Our objective is to be the leading supplier of advanced semiconductor materials and miniature displays that enable our customers to develop and manufacture differentiated communications and consumer electronic devices in high volumes. The critical elements of our strategy include:

     o Increase Our Production Capacity in Response to Increased Demand. We have recently experienced increased demand in both our product lines and anticipate that demand will continue to increase in the future. We will position ourselves to add new customers through substantial increases in production capacity. Sufficient capacity is a key criteria for prospective customers in their vendor selection process. In July 1999, we began the expansion of our HBT production capacity with the installation of several additional production lines at our HBT transistor wafer facility, and we anticipate adding more production lines that should become fully operational in 2000. We also plan to purchase new equipment and to establish an additional facility to enable us to increase our HBT transistor wafer production capacity. We also plan to establish additional manufacturing capability for our CyberDisplay products to meet the demands of our customers.

     o Increase the Number of Product Designs That Use Our Components. Our goal is to grow sales of our components by increasing the number and type of products into which they are incorporated. Both of our product lines are subject to long design lead-times, and we work closely with our customers to help them design and develop cost-effective products based on our HBT transistor wafer and CyberDisplay products. We use an aggressive pricing strategy as an inducement for manufacturers of consumer electronics and wireless communications products to integrate our CyberDisplay products into their products.

     o Reduce CyberDisplay Production Costs. We intend to reduce our per unit production costs for our CyberDisplay product line. We plan to achieve this primarily through automation and also by investing in additional equipment and utilizing third party vendors in order to increase the volume and speed with which we manufacture our products.

     o Maintain Our Technological Leadership. We believe that our ability to develop innovative products based on our extensive materials science expertise enhances our opportunity to grow within our targeted markets. By continuing to invest in research and development, we are able to add to our expertise in the design of HBT transistor wafers and innovative, high-resolution, miniature flat panel displays. We intend to continue to focus our development efforts on our proprietary HBT transistor wafers and miniature displays.

     o Leverage Integrated Circuit and Display Technologies and Infrastructure. We will continue to leverage our use of standard integrated circuit fabrication and LCD packaging technologies to achieve greater production capacity and to reduce capital investment and process development costs. Our use of these technologies allows us to engage third party manufacturers for certain fabrication and packaging of our CyberDisplay products and to rapidly take advantage of new technologies, cost- efficiencies and increased production capabilities of these third party manufacturers. We believe that general technological advances in the design and fabrication of integrated circuits, LCD technology and LCD manufacturing processes will allow us to continue to enhance our CyberDisplay product manufacturing process.

Markets and Customers

HBT Transistor Wafers

     We develop and manufacture customer and application specific HBT transistor wafers for advanced integrated circuit applications. We believe that we are one of the world's leading suppliers of HBT transistor wafers and currently support volume production of three-inch and four-inch HBT transistor wafers. In addition, we have begun to provide initial quantities of six-inch HBT transistor wafers to several of our customers. Our primary HBT transistor wafer product is based on an aluminum gallium arsenide vertical layer structure. We also supply customers with HBT transistor wafers based on an indium gallium phosphide vertical layer structure. We vary our manufacturing process to create customized HBT transistor wafer products for customers. For the years ended December 31, 1997, 1998, 1999, sales of gallium arsenide products constituted 92%, 87% and 87% of our product revenues, respectively.

     Using our HBT transistor wafers, our customers have developed gallium arsenide power amplifiers for wireless handsets. At present, our HBT transistor wafers have been used predominantly in Code Division Multiple Access power amplifiers, but we believe that our HBT transistor wafers can be used in, and provide the same benefits to, the Global System Mobile, Time Division Multiple Access and third generation wireless handset standards. In those countries where one uniform standard has not yet been adopted, the diversity of standards requires equipment capable of operating in dual modes and bands. This equipment is likely to require higher performance semiconductor technology such as our HBT transistor wafers.

     In addition to wireless handset power amplifiers, our HBT transistor wafers are also being used in the fabrication of integrated circuits for other applications. In particular, our HBT transistor wafers are also used in high speed fiber optic switching equipment used in broadband Internet data transmission and high speed instrumentation.

     We design our HBT transistor wafers in collaboration with our customers' engineering teams in order to create customized products that meet their specific application needs. Once our HBT transistor wafers have been "designed in" a customer's product, we believe that it would be costly and difficult for that customer to switch to an alternate supplier. Our largest customer for our HBT transistor wafers is Conexant, with which we have collaborated on the manufacturing and development of our HBT transistor wafers and related integrated circuits for several years. Other customers of our gallium arsenide products include Hewlett-Packard, Mitsubishi Electric, Nortel Networks, Northrop Grumman, Raytheon, and Siemens. For the years ended December 31, 1997, 1998 and 1999, sales of gallium arsenide products to Conexant constituted 63%, 59% and 49% of our total revenues, respectively.

CyberDisplay Products

     We currently sell our CyberDisplay products to customers either as a single component or together with a lens and backlight as a unit. We provide our CyberDisplay products to JVC and Matsushita for use in digital camcorders and to Mustek for use in digital cameras. In addition, we are actively working with numerous other customers to develop additional and new applications for our CyberDisplay products.

     In order for our CyberDisplay products to function properly in their intended applications, integrated circuit chip sets generally are required. Several companies have designed integrated circuit chip sets to work with our CyberDisplay products. Motorola has designed the integrated circuit chip set currently used with our CyberDisplay product in camcorders. Motorola and other companies are designing other integrated circuit chip sets based on our CyberDisplay products for use in camcorders and other consumer electronics products.

Sales and Marketing

     We principally sell our HBT transistor wafer products directly to integrated circuit manufacturers in the United States, Europe and Asia. We sell our CyberDisplay products directly to original equipment manufacturers and co-market our CyberDisplay products with Motorola on a worldwide basis under the terms of an agreement with Motorola. Sales of our HBT transistor wafers and our CyberDisplay products to customers in Japan are made primarily through a foreign distributor.

     We believe that the technical nature of our products and markets demands a commitment to close relationships with our customers. Our sales and marketing staff, assisted by the technical staff and senior management, visits prospective and existing customers worldwide on a regular basis. We believe that these contacts are vital to the development of a close, long-term working relationship with our customers, and in obtaining regular forecasts, market updates and information regarding technical and market trends. We also participate in industry specific trade shows and conferences.

     Our design and engineering staff is actively involved with a customer during all phases of prototype design and production by providing engineering data, up-to-date product application notes, regular follow-up and technical assistance. In most cases, our technical staff works with each customer in the development stage to identify potential improvements to the design of the customer's product in parallel with the customer's effort. We have established a prototype product design group in Los Gatos, California to assist our CyberDisplay customers to incorporate our products into their own and to reduce the time required to bring end products to the marketplace. This group helps customers accelerate their design process, achieve cost-effective and manufacturable designs, and ensure a smooth transition into high volume production.

Product Development

     We believe that continued introduction of new products in our target markets is essential to our growth. We have assembled a group of highly skilled engineers that work internally as well as with our customers to continue our product development efforts. For the years ended December 31, 1997, 1998 and 1999, we incurred total research and development expenses of $10.4 million, $9.6 million and $7.1 million, respectively. Research and development expenses related to our internal development programs for our HBT transistor wafers and CyberDisplay products were $7.6 million, $5.7 million and $4.3 million, respectively, for the years ended December 31, 1997, 1998 and 1999. Although research and development expenses have declined as we have shifted from initial product development to application specific engineering, we expect that these expenses will increase in the future.

Gallium Arsenide Products

     We intend to continue developing HBT transistor wafers and other gallium arsenide products for advanced integrated circuit applications from other compound materials. We are working closely with several of our major customers in the development of the next generation of HBT transistor wafers, primarily by modifying the composition and nature of the vertical transistor structure. In particular, we have developed extensive technology and expertise in the use of indium gallium phosphide as a vertical transistor structure. We believe that indium gallium phosphide HBT transistor wafers are simpler to process than our gallium arsenide HBT transistor wafers and result in greater yields for certain products made by our customers. In 1998, we began commercial shipments of HBT transistor wafers using indium gallium phosphide.

     We are currently manufacturing HBT transistor wafers with a base layer thickness ranging from approximately 0.05 microns to 0.1 microns, and we are developing manufacturing processes to further reduce this thickness. In addition, we are developing manufacturing processes for production of six-inch HBT transistor wafers and are currently providing initial quantities of these wafers to several of our customers.

CyberDisplay Products

     Our product development efforts are focused towards continually enhancing the features, functions and manufacturability of our CyberDisplay products. A principal focus of this effort is the improvement of manufacturing processes for very small active matrix pixels, which we will use in succeeding generations of our CyberDisplay products. The pixel size of our current CyberDisplay products is 15 microns and we believe that we can achieve a pixel size of less than 10 microns in commercial production. This pixel size is in contrast to a pixel size of approximately 100 microns in a typical laptop computer display. The resolution of the current commercially available CyberDisplay product is 320 x
240. We have already demonstrated and are providing our customers with samples of 640 x 480 resolution CyberDisplay products in a 0.38 inch diagonal display. In addition, we have demonstrated 1,280 x 1,024 resolution CyberDisplay products in a 0.96 inch diagonal display, as well as 2,560 x 2,048 resolution CyberDisplay products in a 1.5 inch diagonal display and we are working on the commercialization of these products. We are also working on further decreasing the already low power consumption of our CyberDisplay products. Additional display development efforts include further automating our final display assembly processes and increasing the quantity of CyberDisplay active matrix pixel arrays processed on each transistor by further reducing the display size and using increasingly precise manufacturing techniques.

Funded Research and Development

     We have entered into various development contracts with agencies of the U.S. government. These contracts help support the continued development of our core technologies. We intend to continue to pursue other U.S. government development contracts for applications that relate to our commercial product applications. Our contracts with U.S. government agencies contain certain milestones relating to technology development and may be terminated by the government agencies prior to completion of funding. Our policy is to retain our proprietary rights with respect to the principal commercial applications of our technology. To the extent technology development has been funded by a U.S. federal agency, under applicable U.S. federal laws, the federal agency has the right to obtain a non- exclusive, non-transferable, irrevocable, fully-paid license to practice or have practiced this technology for governmental use. Revenues attributable to research and development contracts for the years ended December 31, 1997, 1998 and 1999 totaled $3.3 million, $3.7 million, and $2.5 million, respectively.


Competition

Gallium Arsenide Products

     With respect to our HBT transistor wafers, we presently compete with several companies, including Epitronics, Emcore and Hitachi Cable, as well as integrated circuit manufacturers with in-house transistor growth capabilities, such as TRW, RF Micro Devices, and Fujitsu. We believe that TRW and RF Micro Devices are the only other companies currently producing HBT transistor wafers in commercial quantities, however, we believe they currently produce these transistor wafers solely for use by RF Micro Devices. In the gallium arsenide HBT transistor wafer market, competition could become increasingly intense as new entrants emerge. The production of gallium arsenide integrated circuits has been and continues to be more costly than the production of silicon integrated circuits. Although we have reduced production costs of our HBT transistor wafers by achieving higher volumes, we cannot assure you that we will be able to continue to decrease production costs. In addition, we believe the costs of producing gallium arsenide integrated circuits by our customers will continue to exceed the costs associated with the production of competing silicon integrated circuits. As a result, we must target markets where these higher costs are justified by their superior performance. Competition in the display field is based on price and performance characteristics, product quality and the ability to deliver products in a timely fashion.

CyberDisplay Products

     The display market is highly competitive and is currently dominated by large Asian electronics companies including Sharp, Hitachi, Seiko, Toshiba, Sony, NEC, Sanyo and Display Technologies, a joint venture of IBM and Toshiba. The display market consists of multiple segments, each focusing on different end- user applications applying different technologies. Competition in the display field is based on price and performance characteristics, product quality and the ability to deliver products in a timely fashion. The success of our display product offerings will also depend upon the adoption of our CyberDisplay products in the industry as an alternative to traditional active matrix LCDs and upon our ability to compete against other types of well-established display products. We cannot assure you that we will be able to compete against these companies and technologies.

     There are also a number of active matrix LCD and alternative display technologies in development and production. These technologies include LED, reflective, field emission display, plasma, organic light emitting diode and virtual retinal displays, some of which target the high performance small form factor display markets in which our display products are sold. There are many large and small companies that manufacture or have in development products based on these technologies. Our CyberDisplay products will compete with other displays utilizing these and other competing display technologies.

Patents, Proprietary Rights and Licenses

     An important part of our product development strategy is to seek, when appropriate, protection for our products and proprietary technology through the use of various United States and foreign patents and contractual arrangements. We intend to prosecute and defend our proprietary technology aggressively. We own more than 60 issued United States patents and more than 40 pending United States patent applications. Many of these United States patents and applications have counterpart foreign patents, foreign applications or international applications through the Patent Cooperation Treaty. In addition, we are licensed by MIT under more than 20 issued United States patents, more than 4 pending United States patent applications, and some foreign counterparts to these United States patents and applications. Our United States patents expire at various dates through July 2016. The United States patents licensed to us by MIT expire during the period running at various dates through March 2016.

     In 1985, we obtained a license from MIT to certain patents and patent applications directed to device wafers and related technology. The license grants to Kopin a worldwide license to make, have made, use, and sell products covered by the licensed patents for the life of these patents. The license was exclusive with respect to commercial applications until April 22, 1999, and became non-exclusive at that time. In 1995, we obtained an additional license from MIT to certain optical technology. The license grants to Kopin a worldwide license to make, have made, use, lease and sell products covered by the licensed patents until 2007.

     The process of seeking patent protection can be time consuming and expensive and we cannot assure you that patents will issue from currently pending or future applications or that our existing patents or any new patents that may be issued will be sufficient in scope or strength to provide meaningful protection or any commercial advantage to us. We may be subject to or may initiate interference proceedings in the United States Patent and Trademark Office, which can demand significant financial and management resources. Patent applications in the United States are maintained in secrecy until patents issue and since publication of discoveries in the scientific and patent literature lags behind actual discoveries, we cannot be certain that we were the first to conceive of inventions covered by pending patent applications or the first to file patent applications on such inventions. We cannot assure you that our pending patent applications or those of our licensors will result in issued patents or that any issued patents will afford protection against a competitor. In addition, we can not assure you that others will not obtain patents that we would need to license, circumvent or cease manufacturing and sales of products covered by these patents, nor can we be sure that licenses, if needed, would be available to the us on favorable terms, if at all.

     We cannot assure you that foreign intellectual property laws will protect our intellectual property rights or that others will not independently develop similar products, duplicate our products or design around any patents issued to Kopin. Our products might infringe the patent rights of others, whether existing now or in the future. For the same reasons, the products of others could infringe our patent rights. Although we are not aware of any pending or threatened patent litigation against us, we may be notified, from time to time, that we could be or we are infringing certain patents and other intellectual property rights of others. Litigation, which could be very costly or lead to substantial diversion of our resources even if the outcome is favorable, may be necessary to enforce our patents or other intellectual property rights or to defend us against claimed infringement of the rights of others. These problems can be particularly severe in foreign countries. In the event of an adverse ruling in litigation against Kopin for patent infringement, we might be required to discontinue the use of certain processes, cease the manufacture, use and sale of infringing products, expend significant resources to develop non-infringing technology or obtain licenses to patents of third parties covering the infringing technology. We cannot assure you that licenses will be obtainable on acceptable terms, or at all, or that damages for infringement will not be assessed or that litigation will not occur. The failure to obtain necessary licenses or other rights or litigation arising out of any such claims could adversely affect our ability to conduct our business as we propose to conduct it.

     We also attempt to protect our proprietary information with contractual arrangements and under trade secret laws. We believe that our future success will depend primarily upon the technical expertise, creative skills and management abilities of our officers and key employees rather than on patent ownership. Kopin employees and consultants generally enter into agreements containing provisions with respect to confidentiality and the assignment of rights to inventions made by them while in our employ. Agreements with consultants generally provide that rights to inventions made by them while consulting for Kopin will be assigned to us unless the assignment of rights is prohibited by the terms of any agreements with their regular employers. Agreements with employees, consultants and collaborators contain provisions intended to further protect the confidentiality of our proprietary information. To date, we have had no experience in enforcing these agreements. We cannot assure you that these agreements will not be breached or that we would have adequate remedies for any breaches. Our trade secrets may not be secure from discovery or independent development by competitors.

Government Regulations

     We are subject to a variety of federal, state and local governmental regulations related to the use, storage, discharge and disposal of toxic, volatile or otherwise hazardous chemicals used in our manufacturing process. Although we believe that our activities conform to presently applicable environmental regulations, the failure to comply with present or future regulations could result in fines being imposed on us, suspension of production or a cessation of operations. Any failure on our part to control the use of, or adequately restrict the discharge of, hazardous substances, or otherwise comply with environmental regulations, could subject us to significant future liabilities. In addition, although we believe that our past operations conformed with then applicable environmental laws and regulations, we cannot assure you that we have not in the past violated applicable laws or regulations, which violations could result in remediation or other liabilities. We also cannot assure you that past use or disposal of environmentally sensitive materials in conformity with then existing environmental laws and regulations will protect us from required remediation or other liabilities under current or future environmental laws or regulations.

Investments in Related Businesses

     We have made equity investments in other companies including Kowon Technology, a manufacturer of optoelectronic products located in South Korea and Kendin Communications, a developer and manufacturer of silicon integrated circuits for high speed data and network communications.

     In 1998 we made a $2.0 million investment in Kowon for which we received a 65% equity interest. We consolidated the financial statements of Kowon with our financial statements beginning in the second quarter of 1998. Kowon's results of operations are principally denominated in the South Korean won and are subject to exchange rate fluctuations. On December 31, 1999, our investment in Kendin totaled approximately $2,580,000, representing approximately 17% of the outstanding equity of the company. Kendin is a privately held company. Our investment in Kendin is carried on our balance sheet at cost. We may from time to time make further equity investments in Kendin and other companies engaged in certain aspects of the display and electronics industries as part of our business strategy. These investments may not provide us with any financial return or other benefit and any losses by these companies or associated losses in our investments may negatively impact our operating results.

Employees

     As of December 31, 1999, we and our subsidiaries employed 262 full-time and 9 part-time individuals. Of these, 15 hold Ph.D. degrees in Material Science, Electrical Engineering or Physics. Our management and professional employees have significant prior experience in semiconductor materials, device transistor and display processing, manufacturing and other related technologies. None of our employees is covered by a collective bargaining agreement. We consider relations with our employees to be good.

Item 2. Properties

     We lease separate HBT transistor wafer manufacturing and CyberDisplay product fabrication facilities. Our HBT transistor wafer manufacturing facility is located at our corporate headquarters in Taunton, Massachusetts. The Taunton facility occupies 25,100 square feet, including 6,000 square feet of contiguous environmentally controlled production clean rooms. The Taunton facility is occupied under a lease that expires in October 2002.

     Our CyberDisplay production facility occupies 74,000 square feet in Westborough, Massachusetts, of which 10,000 square feet consist of contiguous environmentally controlled production clean rooms, of which 7,000 square feet are Class 10. We occupy our Westborough facility under a lease that expires in October 2001, with renewable options for up to three additional years at our election.

     In addition to our Massachusetts facilities, we lease a 5,280 square foot design facility in Los Gatos, California for developing prototypes of products incorporating our CyberDisplay product. This facility is occupied under a lease that expires in November 2002.

     Our subsidiary, Kowon Technology, owns two facilities in Kyungii-Do, South Korea, in which it manufactures its optoelectronic products and in which its corporate headquarters is located. These facilities occupy an aggregate of 28,000 square feet.

Item 3. Legal Proceedings

     We may become engaged in legal proceedings arising in the ordinary course of business from time to time. We currently are not a party to any material legal proceedings.

     On December 15, 1999, the Company held a Special Meeting of Stockholders to consider and vote upon the following proposals: A proposal to amend the Company's Certificate of Incorporation to increase the number of authorized shares of Common Stock from 20,000,000 to 60,000,000 shares.

     Results with respect to the voting on such proposal were as follows:

     10,123,235 votes for;  2,491,353 votes against; and 19,675  abstentions.

Item 4. Submission of Matter to a Vote of Security Holders

     Not applicable.

                        EXECUTIVE OFFICERS OF THE COMPANY

The executive officers of the Company, who are elected on an annual basis to serve at the discretion of the Board of Directors, are as follows:


Name                       Age    Position with the Company
----                       ---    -------------------------
John C. C. Fan             56     President and Chief Executive Officer; Chairman of the Board of Directors
Richard A. Sneider         39     Treasurer and Chief Financial Officer
Bor-Yeu Tsaur              44     Executive Vice President-Display Operations
Ronald P. Gale             49     Chief Technology Officer
Daily S. Hill              43     Vice President-Gallium Arsenide Operations
Matthew J. Micci           43     Vice President-Sales, Gallium Arsenide Products
Matthew M. Zavracky        44     Vice President-Engineering

     John C.C. Fan, President, Chief Executive Officer, Chairman of the Board of Directors. Dr. Fan, one of our founders, has served as our Chief Executive Officer and Chairman of the Board of Directors since April 1984. He has also served as President of the Company since July 1990. Prior to July 1985, Dr. Fan was Associate Leader of the Electronic Materials Group at MIT Lincoln Laboratory. Dr. Fan is the author of numerous patents and scientific publications. Dr. Fan received a Ph.D. in Applied Physics from Harvard University.

     Richard A. Sneider, Treasurer and Chief Financial Officer. Mr. Sneider has served as our Treasurer and Chief Financial Officer since September 1998. Mr. Sneider is a Certified Public Accountant and was formerly a partner of the international public accounting firm, Deloitte & Touche LLP, where he worked for sixteen years.

     Bor-Yeu Tsaur, Executive Vice President--Display Operations. Dr. Tsaur joined us as Executive Vice President--Display Operations in July 1997. From 1993 to 1997, Dr. Tsaur served as Group Leader, Electronic Material Group, at MIT Lincoln Laboratory. Dr. Tsaur received a Ph.D. in Electrical Engineering from the California Institute of Technology.

     Ronald P. Gale, Chief Technology Officer and Vice President. Dr. Gale became Chief Technology Officer in 1997. Previously, Dr. Gale served as our Vice President in several capacities since July 1985. Dr. Gale received a Ph.D. in Materials Science and Engineering from the Massachusetts Institute of Technology in 1978.

     Daily S. Hill, Vice President--Gallium Arsenide Operations. Mr. Hill has served as Vice President--Gallium Arsenide Operations since July 1997. From December 1995 to June 1997, Mr. Hill served as our Director of Gallium Arsenide Operations. From November 1987 to January 1995, Mr. Hill served as a manager of our HBT transistor wafer product group.

     Matthew J. Micci, Vice President--Sales, Gallium Arsenide Products. Mr. Micci joined us in January 1988 as Regional Director of Sales and became Vice President, Sales in July 1990. Prior to joining us, Mr. Micci worked for ten years for Texas Instruments Semiconductor Group.

     Matthew M. Zavracky, Vice President--Engineering. Mr. Zavracky has served as Vice President--Engineering since July 1997. From 1985 to 1997, Mr. Zavracky served as Director of Engineering.

                                     Part II

Item 5. Market for Company's Common Stock and Related Stockholder Matters.

     Our common stock is traded on the Nasdaq National Market under the symbol "KOPN." The following table sets forth, for the quarters indicated, the range of high and low sale prices for the common stock as reported on the Nasdaq National Market for the periods indicated. The prices indicated reflect a 2 for 1 stock split in the form of a 100% stock dividend effected on December 29, 1999.


                                                           High           Low
                                                           ----           ---
Fiscal Year Ended December 31, 1998
  First Quarter                                          $11.187        $ 7.000
  Second Quarter                                          11.187          8.000
  Third Quarter                                           10.500          5.719
  Fourth Quarter                                          10.625          5.687

Fiscal Year Ending December 31, 1999
  First Quarter                                          $12.437        $ 6.000
  Second Quarter                                          12.437          6.500
  Third Quarter                                           20.375         10.625
  Fourth Quarter                                          43.594         13.766

     As of December 31, 1999, there were approximately 225 stockholders of record of our common stock, which does not reflect those shares held beneficially or those shares held in "street" name.

     We have not paid dividends in the past, nor do we expect to pay dividends for the foreseeable future. We anticipate that earnings, if any, will be retained for the development of our businesses.

Item 6. Selected Financial Data


                                                                                        Year Ended December 31,
                                                                  -----------------------------------------------------------------
                                                                     1999          1998          1997          1996          1995
                                                                  ---------     ---------     ---------     ---------     ---------
                                                                                  (in thousands, except per share data)
Statement of Operations Data:
Revenues:
  Product revenues                                                $  36,126     $  23,225     $  13,110     $  11,727     $   7,161
  Research and development revenues                                   2,536         3,680         3,283         6,291         8,628
                                                                  ---------     ---------     ---------     ---------     ---------
 Total revenues                                                      38,662        26,905        16,393        18,018        15,789

Expenses:
  Cost of product revenues                                           26,280        15,509         8,636         9,489         6,059
  Research and development-funded programs                            2,858         3,954         2,802         6,591         8,757
  Research and development-internal                                   4,262         5,659         7,623         9,876         6,856
  Selling, general and administrative                                 5,757         4,015         4,292         7,070         4,013
  Other                                                                 366           385           327           598           403
  Write-down of subsidiary assets                                        --            --            --         3,900            --
  Impairment charge                                                      --         1,800            --         4,990            --
                                                                  ---------     ---------     ---------     ---------     ---------
                                                                     39,524        31,322        23,680        42,514        26,088
                                                                  ---------     ---------     ---------     ---------     ---------
Loss from operations                                                   (862)       (4,417)       (7,287)      (24,496)      (10,299)
Other income, net                                                     1,728         1,508         1,029         1,676         1,308
                                                                  ---------     ---------     ---------     ---------     ---------

Income (loss) before minority interest                                  865        (2,909)       (6,258)      (22,820)       (8,991)
Minority interest in (income) loss of subsidiary                        (90)          (59)           --         1,224            --
                                                                  ---------     ---------     ---------     ---------     ---------

Net income (loss)                                                 $     775     $  (2,968)    $  (6,258)    $ (21,596)    $  (8,991)
                                                                  =========     =========     =========     =========     =========
Net income (loss) per share:
  Basic                                                           $    0.03     $   (0.12)    $   (0.28)    $   (0.99)    $   (0.48)
  Diluted                                                         $    0.03     $   (0.12)    $   (0.28)    $   (0.99)    $   (0.48)
Weighted average number of common shares outstanding:
  Basic                                                              25,882        24,137        22,020        21,842        18,924
  Diluted                                                            28,146        24,137        22,020        21,842        18,924


                                                                                             December 31,
                                                                  -----------------------------------------------------------------
                                                                     1999          1998          1997          1996          1995
                                                                  ---------     ---------     ---------     ---------     ---------
                                                                                            (in thousands)
Balance Sheet Data:
  Cash and equivalents and marketable securities                  $  99,099     $  36,808     $  19,046     $  27,072     $  41,997
  Working capital                                                   106,481        39,359        21,466        27,687        44,727
  Total assets                                                      145,074        61,906        43,394        53,746        76,160
  Long-term obligations, less current portion                         2,567         4,209         1,959         2,793         1,605
  Stockholders' equity                                              130,067        51,846        35,869        40,271        61,842

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Kopin is a leading developer and manufacturer of advanced semiconductor materials and miniature displays. We use our proprietary technology to design, manufacture and market products used in highly demanding commercial wireless communications and high resolution portable applications. Our products enable our customers to develop and market an improved generation of products for these target applications.

     We have two principal components of revenues: product revenues and research and development revenues. Historically, product revenues have consisted of sales of our HBT transistor wafers. For the year ended December 31, 1997, we had product revenues of $13.1 million, or 80.0% of total revenues. For the year ended December 31, 1998, product revenues were $23.2 million, or 86.3% of total revenues. Product revenues were $36.1 million, or 93.4% of total revenues for the year ended December 31, 1999. We began shipping our CyberDisplay product in 1998. This product line represented 13% of our product revenues for the year ended December 31, 1999.

     Research and development revenues consist primarily of development contracts with agencies of the U.S. government. For the year ended December 31, 1997, as management intensified its efforts on the marketing and sales of its commercial products, research and development revenues declined to $3.3 million, or 20.0% of total revenues. For the year ended December 31, 1998, research and development revenues were $3.7 million, or 13.7% of total revenues. Research and development revenues were $2.5 million, or 6.6% of total revenues for the year ended December 31, 1999. We believe that research and development revenues will continue to decline on an annual basis as a percentage of total revenues for the near future.

     We recognize revenues when a product is shipped or when a service is performed. We typically provide customers with a twelve month warranty from the date of sale for some of our products. Based upon historical and anticipated warranty costs, we account for estimated sales return and warranty reserves in the period the sale is made. We recognize revenues from long-term contracts on the percentage-of-completion method of accounting as work is performed, based upon the ratio of costs or hours already incurred to the estimated total cost of completion or hours of work to be performed. We account for product development and research contracts that have established prices for distinct phases as if each phase were a separate contract. We classify amounts earned on contracts in progress that are in excess of amounts billed as unbilled receivables and we classify amounts received in excess of amounts earned as unearned revenues. We bill unbilled receivables based on dates specified in the related agreement or in periodic installments based upon our invoicing cycle. We recognize the entire amount of an estimated ultimate loss in our financial statements at the time the loss on a contract becomes known.

Results of Operations

Year Ended December 31, 1999 ("1999") Compared to Year Ended December 31, 1998 ("1998")

     Revenues. Our total revenues for the year ended December 31, 1999 were $38.7 million compared to $26.9 million in 1998, an increase of approximately $11.8 million or 43.7%. Our product revenues for the year ended December 31, 1999 were $36.1 million compared to $23.2 million for the year ended December 31, 1998, an increase of approximately $12.9 million or 55.5%. This increase in product revenues was primarily due to an increase in sales of our gallium arsenide products as well as our CyberDisplay products in the year ended December 31, 1999 compared to year ended December 31, 1998. For the year ended gallium arsenide product sales and CyberDisplay product sales were $31.5 million and $4.6 million, respectively, versus $20.3 million and $2.9 million, respectively, for 1998. Research and development revenues for the year ended December 31, 1999 were $2.5 million, compared to $3.7 million in 1998, a decrease of $1.1 million, or 31.1%. Research and development revenues declined primarily due to the expirations of multi-year contracts with the U.S. government.

     Cost of Product Revenues. Cost of product revenues, which is comprised of materials, labor and manufacturing overhead related to our products, was $26.3 million for the year ended December 31, 1999 compared to $15.5 million in 1998, an increase of approximately $10.8 million or 69.4%. The increase in cost of product revenues as a percentage of product revenues in 1999 primarily is attributable to increased production staffing as we increased production capacity, re-deployed certain assets and personnel previously involved in development activities to manufacturing activities and increased sales of our CyberDisplay products as a percentage of total sales.

     Research and Development. Research and development expenses are incurred under development programs for gallium arsenide and display products either in support of internal development programs or programs funded by agencies of the U.S. government. Research and development costs include staffing, purchases of materials and laboratory supplies, circuit design costs, fabrication and packaging of display products, and overhead. Funded research and development expenses were $2.9 million for the year ended December 31, 1999 compared to $4.0 million in 1998, a decrease of $1.1 million, or 27.5% due to reduced subcontractor expenses caused by the expiration of multi-year contracts with agencies of the U.S. government. Internal research and development expenses were $3.9 million for the year ended December 31, 1999 compared to $5.7 million in 1998, a decrease $1.8 million, or 31.6%. The decrease in internal research and development was primarily a result of the re-deployment of certain assets and personnel from development activities into manufacturing activities.

     Selling, General and Administrative. Selling, general and administrative expenses consist of the expenses incurred by our sales and marketing personnel and related expenses, and administrative and general corporate expenses. Selling, general and administrative expenses were $5.8 million for the year ended December 31, 1999 compared to $4.0 million in 1998, an increase of $1.7 million, or 43.4%. The increase in selling, general and administrative expense is primarily due to increases in headcount in the sales and marketing staff and significant travel associated with new customer support. In addition, selling, general and administrative expenses include non-cash charges for compensation expense of $55,020 for the year ended December 31, 1999 compared to $66,900 in 1998, relating to the issuance of certain stock options.

     Other. Other expenses, primarily amortization of patents and licenses, were $366,079 for the year ended December 31, 1999 compared to $384,349 in 1998.

     Other Income, Net. Other income, net was $1.7 million for the year ended December 31, 1999 compared to $1.5 million in 1998. This increase was primarily due to a decrease in interest expense as a result of reduced debt.

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

     Revenues. Our total revenues were $26.9 million for 1998 compared to $16.4 million in 1997, an increase of $10.5 million, or 64.1%. Our product revenues were $23.2 million for 1998 compared to $13.1 million in 1997, an increase of $10.1 million, or 77.2%. The increase in product revenues was primarily due to an increase in sales of our gallium arsenide products as well as our CyberDisplay product sales for the year ended December 31, 1998 versus December 31, 1997. Gallium arsenide product sales and CyberDisplay product sales were $20.3 million and $2.9 million for the year ended 1998, respectively, versus $12.0 million and $1.2 million in 1997. The increase in sales of our gallium arsenide products HBT wafers was primarily due to the increased use of our advanced semiconductor transistors in various wireless telecommunications products, particularly by our major customer, Conexant. Research and development revenues were $3.7 million for 1998 compared to $3.3 million in 1997, an increase of $396,608. The increase in research and development revenues was primarily attributable to an increase in contract revenues from agencies of the U.S. government.

     Cost of Product Revenues. Cost of product revenues was $15.5 million for 1998 compared to $8.6 million in 1997. Included in 1998 cost of product revenues is a charge totaling approximately $1.7 million associated with the write-down of inventory resulting from modification of certain processes in the production of our CyberDisplay products to improve manufacturing flexibility and to meet customer requirements. Excluding this inventory write- down, cost of product revenues decreased as a percentage of product revenues because of manufacturing efficiencies derived from the increase in unit volume production. The benefit from manufacturing efficiencies was offset in part from an increase in display products as a percentage of total product revenues.

     Research and Development. Funded research and development expenses were $4.0 million for 1998 compared to $2.8 million in 1997, an increase of $1.2 million. The increase in funded research and development expenses in 1998 was primarily due to an increase in programs funded by agencies of the U.S. government. Internal research and development expenses were $5.7 million in 1998 compared to $7.6 million in 1997, a decrease of $2.0 million. The decrease in internal research and development expenses was primarily a result of reduced research costs incurred for developing our display products.

     Selling, General and Administrative. Selling, general and administrative expenses were $4.0 million for 1998 compared to $4.3 million in 1997, a decrease of $277,521. In addition, selling, general and administrative expenses include non-cash charges for compensation expense of $66,900 for 1998 compared to $75,857 in 1997 relating to the issuance of certain stock options.

     Impairment Charge. In 1998, we recorded a non-cash impairment charge totaling approximately $1.8 million associated with the write-down of equipment and intangible assets resulting from modification of certain processes in the production of our CyberDisplay products to improve manufacturing flexibility.

     Other. Other expenses were $384,349 for 1998 compared to $327,102 in 1997, an increase of $57,247.

     Other Income, Net. Other income, net was $1.5 million in 1998 compared to $1.0 million in 1997, an increase of $478,921. The increase was primarily due to an increase in interest income of $779,834 to $2.0 million in 1998 from $1.3 million in 1997, resulting from higher cash balances in 1998. This increase was partially offset by an increase in interest expense of $300,913 due to additional debt funding.

Liquidity and Capital Resources

     We have financed our operations primarily through public offerings and private placements of our equity securities, research and development contract revenues, and sales of our gallium arsenide and display products. We believe our available cash resources will support our operations and capital needs for at least the next twelve months.

     As of December 31, 1999, we had cash and equivalents and marketable securities of $99.1 million and working capital of $106.5 million compared to $36.8 million and $39.4 million, respectively, as of December 31, 1998. The increase in cash and equivalents and marketable securities was primarily due to proceeds from an October 1999 public common stock offering that resulted in net proceeds to the Company of $73.2 million and proceeds from the exercise of stock options of $4.6 million, partially offset by cash used in operations of $366,000, capital expenditures of $15.0 million, and principal payments on long-term obligations of $1.5 million. The increase in capital expenditures is primarily for our expansion programs to increase manufacturing capacity for our gallium arsenide and display products.

     We periodically enter into long-term debt arrangements to finance equipment purchases and other activities. As of December 31, 1999, long-term debt obligations totaled $4.7 million, of which $2.1 million is payable in the next twelve months.

     Our CyberDisplay products are targeted at large sales volume consumer electronic and wireless communication applications. We believe that in order to obtain customers in these markets, it has been necessary to make significant investments in equipment and infrastructure. We believe that it will be necessary to continue to make significant investments in equipment and development in order to produce current and future CyberDisplay products. As a result of the current cost structure of our CyberDisplay product line, our ability to achieve profitability in that product line depends upon achieving significant sales volumes and higher gross profit margins. We have not yet produced our CyberDisplay products at volumes necessary to achieve profitability. Accordingly, we may not be able to obtain sufficient sales volumes, or if sufficient sales volumes are achieved, we may not be able to produce our CyberDisplay products at a gross margin which will allow the product line to generate a profit.

     We lease equipment and our facilities located in Taunton and Westborough, Massachusetts, and Los Gatos, California, under non-cancelable operating leases. The Taunton lease expires in October 2002. The Westborough lease expires in October 2001, with renewable options for up to three additional years at our election. The Los Gatos lease covers a five year period terminating in 2002. We record costs incurred under operating leases as rent expense and this expense aggregated approximately $1.3 million for 1999.

     We expect to expend approximately $30.0 million on capital expenditures over the next twelve months, primarily for the acquisition of equipment relating to the production of our HBT transistor wafers and the manufacturing, packaging and testing of CyberDisplay products, including the establishment of a second manufacturing product facility for our HBT transistor wafers.

     As of December 31, 1999, we had tax loss carryforwards of approximately $44.7 million, which may be used to offset future taxable income.

Recent Accounting Pronouncements

     The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for fiscal years commencing after June 15, 2000. SFAS No. 133 requires fair value accounting for all stand-alone derivatives and many derivatives embedded in other financial instruments and contracts. The impact of SFAS No. 133 on us has not yet been determined.

Seasonality

     The Company's business is not seasonal in nature.

Inflation

     The Company does not believe that its operations have been materially affected by inflationary forces.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

     We invest our excess cash in high quality government and corporate financial instruments which generally bear minimal risk. We believe that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations, and cash flows should not be material. We sell our products to customers worldwide. We maintain a reserve for potential credit losses and such losses have been minimal. We are exposed to changes in foreign currency exchange primarily through our translation of our foreign subsidiary's financial position, results of operations, and cash flows and the sale of our CyberDisplay products to customers in Asia.

                                  RISK FACTORS

     This Form 10-K report contains forward-looking statements within the meaning of the securities laws that are based on current expectations, estimates, forecasts and projections about the industries in which Kopin operates, management's beliefs and assumptions made by management. In addition, other written or oral statements which constitute forward-looking statements may be made by or on behalf of the Company. Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates", variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements, whether as a result of new information, future events or otherwise. Factors that could cause or contribute to such differences in outcomes and results, include, but are not limited to, those discussed below.

We have experienced a history of losses and have a significant accumulated deficit. We did not achieve profitability on an annual basis until 1999. Since inception, we have incurred significant net operating losses. For the years ended December 31, 1998 and 1997, we incurred net losses of $3.0 million and $6.3 million, respectively, and as of December 31,1999 we had an accumulated deficit of $56.7 million. We cannot assure you that we will maintain profitability in the future.

Our revenue and cash flow could be negatively affected by the loss of any of the few customers who account for a substantial portion of our revenues. A few customers account for a substantial portion of our revenues. Sales of our HBT transistor wafers to Conexant Systems accounted for approximately 49%, 59%, and 63% of our total revenues for the years ended December 31, 1999,1998 and 1997, respectively. For the years ended December 31, 1999, 1998 and 1997, revenues from multiple contracts with various U.S. governmental agencies accounted for approximately 7%, 14% and 20%, respectively, of our total revenues. We anticipate that sales of our HBT transistor wafers to Conexant will continue to represent a significant portion of our revenues for the near future. A reduction in research and development contracts from the U.S. government or a reduction or delay in orders from Conexant or any of our other significant customers would materially reduce our revenue and cash flow and adversely affect our ability to achieve and maintain profitability.

If we are unable to significantly increase our CyberDisplay production capacity and reduce our CyberDisplay production costs, our business will suffer. We have limited experience manufacturing display products. We expect to significantly increase our CyberDisplay production capacity in 2000 in an attempt to meet anticipated increased demand. We are also embarking on an initiative to automate portions of our display manufacturing process to increase throughput and lower unit production costs. If we are unable to successfully increase our CyberDisplay production capacity and reduce manufacturing costs, we may lose customer orders and our display business will remain unprofitable.

Our CyberDisplay products may not be accepted by the market. We have had limited sales of our CyberDisplay products to date. Our success will in large part depend on the widespread adoption of the viewing format of our CyberDisplay. Our success also depends upon the widespread consumer acceptance of our customers' products. Potential customers may be reluctant to adopt our CyberDisplay products because of concerns surrounding perceived risks relating to:

     o    The introduction of our display technology generally;

     o    Consumer acceptance of our CyberDisplay products; and

     o The relative complexity, reliability, usefulness and cost-effectiveness of our display products compared to other display products available in the market or that may be developed by our competitors.

In addition, our customers may be reluctant to rely upon a relatively small company such as Kopin for a critical component. We cannot assure you that prospective customers will adopt our CyberDisplay products or that consumers will accept our CyberDisplay products. If we fail to achieve market acceptance of our CyberDisplay products, our business may not be successful and the value of your investment in Kopin may decline.

Our success depends on the continued growth and evolution of the wireless communications market. Sales of products for wireless communications applications constitute substantially all of our current, and a significant portion of our projected, product revenues and cash flows. The implementation of higher bandwidth infrastructure will be needed to drive the development of the next generation of wireless communications services. These developments include data oriented services, such as Internet browsing capabilities and the ability to view e-mail and other information that should increase the demand for our products. Our success will depend in large part on the widespread adoption of this infrastructure and the cost-effectiveness of these services to the consumer. We may be unable to grow or sustain our business if there is a slowdown in the wireless communications market.

We generally do not have long-term contracts with our customers, which makes forecasting our revenues and operating results difficult. We generally do not enter into agreements with our customers obligating them to purchase our products. Our business is characterized by short-term purchase orders and shipment schedules and we generally permit orders to be canceled or rescheduled without significant penalty. As a result, forecasting our revenues is difficult. In addition, due to the absence of substantial noncancellable backlog, we typically plan our production and inventory levels based on internal forecasts of customer demand, which are highly unpredictable and can fluctuate substantially. Our operating results are difficult to forecast because we are continuing to invest in capital equipment and increasing our operating expenses for personnel and new product development. If we fail to accurately forecast our revenues and operating results, our business may not be successful and the value of your investment in Kopin may decline.

Potential fluctuations in operating results make financial forecasting difficult and could affect the price of our common stock. Our quarterly and annual revenues and operating results are difficult to predict and may fluctuate significantly from quarter to quarter. You should not rely on our revenues and our operating results for any one quarter or year as an indication of our future revenues or operating results. Our revenues and our results of operations may fluctuate for several reasons including:

     o The timing and successful introduction of additional manufacturing capacity;

     o The timing of the initial selection of our HBT transistor wafers and CyberDisplay products as a component in our customers' new products;

     o    Market acceptance of our and our customers' products;

     o    Competitive pressures on selling prices of our CyberDisplay products;

     o    The timing and cancellation of customer orders;

     o Our ability to introduce new products and technologies on a timely basis;

     o    Our ability to successfully reduce costs; and

     o    The cancellation of U.S. government contracts.

If our quarterly revenues or results of operations fall below expectations of investors or public market analysts, the price of our common stock could fall substantially.

Disruptions of our HBT transistor wafer production would adversely affect our operating results. If we were to experience any significant disruption in the operation of our facilities, we would be unable to supply HBT transistor wafers to our customers. Our manufacturing processes are highly complex and customer specifications are extremely precise. We periodically modify our processes in an effort to improve yields and product performance and to meet particular customer requirements. We intend to broaden our volume production capabilities to produce HBT transistor wafers up to six inches in diameter, but we have limited experience in producing finished six-inch HBT transistor wafers in commercial quantities. Process changes or other problems that occur in the complex manufacturing process can result in interruptions in production or significantly reduced yields. Additionally, as we introduce new equipment into our manufacturing processes, our HBT transistor wafer products could be subject to especially wide variations in manufacturing yields and efficiency. We may experience manufacturing problems that would result in delays in product introduction and delivery or yield fluctuations. We are also subject to the risks associated with the shortage of raw materials used in the manufacture of our products.

We would be unable to manufacture and distribute our CyberDisplay products if the third parties we rely on for manufacturing and packaging fail to provide those services. We depend on United Microelectronics Corporation, or UMC, and its affiliate, Unipac Optoelectronics, for the fabrication of integrated circuits and a portion of the packaging of our CyberDisplay products. We have no long-term contracts with these companies, both of which are located in Taiwan. If these companies were to terminate their arrangements with us or become unable to provide the required capacity and quality on a timely basis, we would be unable to manufacture and ship our CyberDisplay products until replacement foundry or packaging services could be obtained. Furthermore, we cannot assure you that we would be able to establish alternative manufacturing and packaging relationships on acceptable terms.

Our reliance on UMC and Unipac involves certain risks, including:

     o    The lack of control over production capacity and delivery schedules;

     o Limited control over quality assurance, manufacturing yields and production costs; and

     o The risks associated with international commerce, including unexpected changes in legal and regulatory requirements, changes in tariffs and trade policies and political and economic instability.

UMC and Unipac, as well as several other third parties with which we do business, are located in Taiwan. Due to the earthquake that occurred in Taiwan in 1999, many Taiwanese companies including UMC and Unipac experienced related business interruptions. Both UMC and Unipac have resumed normal operations . Our business could suffer significantly if UMC or Unipac's operations were disrupted again for an extended period of time.

We also depend on third parties to provide integrated circuit chip sets for use with our CyberDisplay products. Motorola currently produces integrated circuit chip sets for use with our CyberDisplay products in camcorders. If Motorola or any other third party were unable to supply these integrated circuit chip sets, we would be unable to sell our CyberDisplay products until a replacement supplier could be found. Any interruption in our ability to manufacture and distribute our CyberDisplay products could cause our display business to be unsuccessful and the value of your investment in Kopin may decline.

We may not be able to operate multiple manufacturing facilities successfully. A critical part of our business strategy is the expansion of our production capacity. We plan to establish a second facility to manufacture our HBT transistor wafers and we are also considering the establishment of additional internal or third party manufacturing capability to produce our CyberDisplay products. To date, we have operated only one facility for each of our product lines, and we have no experience operating multiple facilities to manufacture a single product line.

Our ability to successfully operate additional manufacturing sites will depend on a number of factors including:

     o The identification and availability of appropriate and affordable sites;

     o The management of facility construction and development timing and costs;

     o The establishment of adequate management and information systems and financial controls; and

     o The adaptation of our complex manufacturing process in our additional sites.

Additionally, we cannot be sure that any new manufacturing facilities will have operating results similar to those of our current facilities. Any failure to effectively implement our expansion strategy would adversely impact our ability to grow our business.

Increased competition may result in decreased demand or prices for our products. Competition in the markets for our products is intense. We compete with several companies primarily engaged in the business of designing, manufacturing and selling integrated circuits or alternative display technologies, as well as the supply of other discrete products. Our competitors could develop new process technologies that may be superior to ours, including technologies that target markets in which our products are sold. Many of our existing and potential competitors have strong market positions, considerable internal manufacturing capacity, established intellectual property rights and substantial technological capabilities. Furthermore, they also have greater financial, technical, manufacturing, marketing and personnel resources than we do, and we may not be able to compete successfully with them.

In addition, many of our existing and potential customers manufacture or assemble wireless communications devices and have substantial in-house technological capabilities. If one of our large customers establishes internal design and manufacturing capabilities, it could have an adverse effect on our operating results.

We expect competition to increase. This could mean lower prices or reduced demand for our products. Any of these developments would have an adverse effect on our operating results.

If we fail to keep pace with changing technologies, we may lose customers. The advanced semiconductor materials and display industries are characterized by rapidly changing customer requirements and evolving technologies and industry standards. To achieve our goals, we need to enhance our existing products and develop and market new products that keep pace with continuing changes in industry standards and requirements and customer preferences. If we cannot keep pace with these changes, our business could suffer.

We may not be successful in protecting our intellectual property and proprietary rights. Our success depends in part on our ability to obtain patents and licenses and to preserve other intellectual property rights covering our products and manufacturing processes. To that end, we have obtained certain domestic and foreign patents and we intend to continue to seek patents on our inventions when appropriate. We also attempt to protect our proprietary information with contractual arrangements and under trade secret laws. Our employees and consultants generally enter into agreements containing provisions with respect to confidentiality and the assignment of rights to inventions made by them while in our employ. If these measures fail to adequately protect our intellectual and proprietary rights, our business will not be successful and the value of your investment in Kopin may decline.

Our business could suffer if we lose the services of, or fail to attract, key personnel.In order to continue to provide quality products in our rapidly changing business, we believe it is important to retain personnel with experience and expertise relevant to our business. Our success depends in large part upon a number of key management and technical employees. The loss of the services of one or more key employees, including John C.C. Fan, our President and Chief Executive Officer, could seriously impede our success. We do not maintain any "key-man" insurance policies on Dr. Fan or any other employees. In addition, due to the level of technical and marketing expertise necessary to support our existing and new customers, our success will depend upon our ability to attract and retain highly-skilled management, technical, and sales and marketing personnel. Competition for highly-skilled personnel is intense and there may be only a limited number of persons with the requisite skills to serve in these positions. We may be unsuccessful in attracting and retaining these personnel.

We may be unable to continue to grow at our historical growth rates or to manage our growth effectively. In 1998 and 1999, we have experienced significant growth in our HBT transistor wafer business and we anticipate growth in our CyberDisplay business. This growth has placed, and our anticipated growth is expected to place, significant strain on our limited administrative, operational and financial resources. We cannot assure you that our systems, procedures, controls and existing and planned space will be adequate to support our future operations. As a result of these concerns, we cannot be sure that we will continue to grow, or, if we do grow, that we will be able to maintain our historical growth rate.

We may pursue acquisitions and investments that could adversely affect our business. In the past we have made, and in the future we may make, acquisitions of and investments in businesses, products and technologies that could complement or expand our business. If we identify an acquisition candidate, we may not be able to successfully negotiate or finance the acquisition or integrate the acquired businesses, products or technologies into our existing business and products. Future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities, amortization expenses and write-downs of acquired assets.

We may incur significant liabilities if we fail to comply with stringent environmental regulations or if we did not comply with these regulations in the past. We are subject to a variety of federal, state and local governmental regulations related to the use, storage, discharge and disposal of toxic or otherwise hazardous chemicals used in our manufacturing process. Although we believe that our activities conform to environmental regulations, the failure to comply with present or future regulations could result in fines being imposed on us, suspension of production or a cessation of operations. We cannot assure you that we have not in the past violated applicable laws or regulations, which could result in required remediation or other liabilities.

You should not expect to receive dividends from us. We have not paid dividends in the past, nor do we expect to pay dividends for the foreseeable future. We anticipate that earnings, if any, will be retained for the development of our businesses.

Our stock price may be volatile in the future. The trading price of the Company's common stock could be subject to wide fluctuations in response to quarter-to-quarter variations in results of operations, announcements of technological innovations or new products by the Company or its competitors, general conditions in the wireless communications, semiconductor and display markets, changes in earnings estimates by analysts or other events or factors. In addition, the public stock markets have experienced extreme price and trading volatility in recent months. This volatility has significantly affected the market prices of securities of many technology companies for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of the Company's common stock.

Item 8. Financial Statements and Supplementary Data

     The financial statements of the Company required by this item are incorporated in this report on pages F-1 through F-14. For other financial statements and schedules along with independent auditors' reports thereon required under this item, reference is made to Item 14 of this Report.



Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not Applicable.

Item 10. Directors and Executive Officers of the Registrant

     (a)  Directors. The information with respect to directors required by this item is incorporated herein by reference from the Company's Proxy Statement relating to the Company's Annual Meeting of Shareholders to be held on May 25, 2000 (the "Proxy Statement").

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

Item. 13. Certain Relationships and Related Transactions

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

                                     Part IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  Documents filed as part of the Report:                                                 Page
                                                                                            ----
(1)  Consolidated Financial Statements:

     Index to Consolidated Financial Statements                                              F-1

     Independent Auditors' Report                                                            F-2

     Consolidated Balance Sheets at December 31, 1999 and 1998                               F-3

     Consolidated Statements of Income and Comprehensive Income (Loss)
     for the years ended December 31, 1999, 1998 and 1997                                    F-4

     Consolidated Statements of Stockholders' Equity for the years ended December 31,        F-5
     1999, 1998 and 1997

     Consolidated Statements of Cash Flows for the years ended December 31, 1999,            F-6
     1998 and 1997

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


(3)  Exhibits

         3.1      Amended and Restated Certificate of Incorporation                              (2)
         3.2      Amendment to Certificate of Incorporation                                      (13)
         3.3      Amended and Restated By-laws                                                   (2)
         4        Specimen Certificate of Common Stock                                           (1)
         10.1     Form of Employee Agreement with Respect to Inventions
                  and Proprietary Information                                                    (1)
         10.2     1985 Incentive Stock Option Plan, as amended                                   (1)
         10.3     1992 Stock Option Plan Amendment                                               (14)
         10.4     Form of Key Employee Stock Purchase Agreement                                  (1)
         10.5     License Agreement by and between the Company and
                  Massachusetts Institute of Technology
                  dated April 22, 1985, as amended                                               (1)
         10.6     Technology and Business Development Agreement,
                  dated as of November 6, 1992 by and between the Company and
                  Rockwell International Corporation (confidential
                  portions on file with the Commission)                                          (2)
         10.7     Facility Lease, by and between the Company and
                  Massachusetts Technology Park Corporation dated October 15, 1993               (3)
         10.8     Master Sublease  - Purchase Agreement, by and between the Company and
                  Massachusetts Industrial Finance Agency dated June 23, 1994                    (4)

         10.9     Contract by and between the Company and the Advanced Research Projects
                  Agency dated May 25, 1994(confidential portions
                  on file with the Commission)                                                   (4)
         10.10    Joint Agreement by and between the Company and
                  Philips Consumer Electronics Company, Division of
                  Philips Electronics North America Corporation dated
                  July 25, 1994 (confidential portions on file with the Commission)              (5)
         10.11    Cross License and Supply Agreement, by and between the Company and
                  Philips Electronics North America Corporation dated June 18, 1994
                  (confidential portions on file with the Commission)                            (5)
         10.12    Securities Purchase Agreement, by and between the Company
                  and GMT Microelectronics Corporation, dated January 6, 1995
                  (confidential portions on file with the Commission)                            (7)
         10.13    Contract by and between the Company and the United States Department of
                  Commerce dated April 25,1995                                                   (9)
         10.14    Cooperative Research and Development Agreement, by and between the Company and Massachusetts Institute of Technology Lincoln Laboratory
                  dated June 21, 1995 (confidential portions on file with the Commission)        (9)
         10.15    Stock Purchase Agreement, by and between the Company and
                  Telecom Holding dated November 24, 1995                                        (10)
         10.16    Letter Agreement, by and between the Company and
                  Telecom Holding Co., Ltd. Co., Ltd. dated November 24, 1995                    (10)
         10.17    Stock Purchase Agreement, by and between the Company and
                  United Microelectronics Corporation dated November 29, 1995                    (9)
         10.18    Stock Purchase Agreement, by and between the Company and
                  Unipac Optoelectronics Corporation dated November 29, 1995                     (9)
         10.19    Letter Agreement, by and between the Company and United Microelectronics
                  Corporation dated November 29, 1995
                  (confidential portions on file with the Commission)                            (9)
         10.20    Amendment Agreement, by and between the Company and
                   Rockwell International Corporation dated September 29, 1995                   (9)
         10.21    Securities Purchase Agreement, by and between the Company and
                  Unitek Semiconductor, Inc. dated January 26, 1996                              (11)
         10.22    Chattel Leasing Promissory Note, by and between the Company
                  and BancBoston Leasing dated January 29, 1996                                  (11)
         10.23    Master lease agreement, by and between Company and BancBoston
                  Leasing dated December 23, 1996                                                (11)
         10.24    Joint Venture Agreement, by and among the Company,
                  Kowon Technology Co., Ltd., and Korean Investors,
                  dated as of March 3, 1998                                                      (14)
         10.25    Amended and Restated Employment Agreement between the Company and
                  Dr. John C.C. Fan, dated as of February 20, 1998                               (14)
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

 March 27, 2000   KOPIN CORPORATION


By: /s/  John C. C. Fan
   -------------------------------------
         John C. C. Fan
         Chairman of the Board, Chief Executive
         Officer, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


         Signature                     Title                                    Date
         ---------                     -----                                    ----
 /s/ John C. C. Fan                    Chairman of  the Board,                  March 27, 2000
-------------------------------        Chief Executive Officer,
         John C. C. Fan                President and Director
                                       (principal executive officer)

/s/ David E. Brook                     Director                                 March 27, 2000
-------------------------------
         David E. Brook


/s/ Morton Collins                     Director                                 March 27, 2000
-------------------------------
         Morton Collins


/s/ Andrew H. Chapman                  Director                                 March 27, 2000
-------------------------------
         Andrew H. Chapman


/s/ Chi Chia Hsieh                     Director                                 March 27, 2000
-------------------------------
         Chi Chia Hsieh


/s/ Michael A. Wall                    Director                                 March 27, 2000
-------------------------------
         Michael A. Wall


/s/ Richard A. Sneider                 Treasurer and Chief                      March 27, 2000
-------------------------------        Financial Officer
         Richard A. Sneider            (principal financial and
                                       accounting office

                                KOPIN CORPORATION
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                    Years Ended December 31, 1999, 1998, 1997



                                         Balance at         Additions           Deductions           Balance at
                                         Beginning          Charged to             from                 End
Description                               of Year             Income              Reserve             of Year
                                       ------------------------------------------------------------------------
Reserve deducted from assets--
allowance for doubtful accounts:
                1997                     $137,400              72,000             (56,700)            152,700
                1998                      152,700                  --              (1,900)            150,800
                1999                      150,800             300,000                  --             450,800

                                Index to Exhibits


                                                                                                  Sequential
                                                                                                     page
Exhibits                                                                                             number
--------                                                                                            ------
3.1      Amended and Restated Certificate of Incorporation                                            (2)
3.2      Amendment to Certificate of Incorporation                                                   (13)
3.3      Amended and Restated By-laws                                                                 (2)
4        Specimen Certificate of Common Stock                                                         (1)
10.1     Form of Employee Agreement with Respect to Inventions and Proprietary  Information           (1)
10.2     1985 Incentive Stock Option Plan, as amended                                                 (1)
10.3     1992 Stock Option Plan Amendment                                                            (14)
10.4     Form of Key Employee Stock Purchase Agreement                                                (1)
10.5     License Agreement by and between the Company and Massachusetts Institute of
         Technology dated April 22, 1985, as amended                                                  (1)
10.6     Technology and Business Development Agreement, dated as of November 6, 1992 by and between the Company and Rockwell International Corporation (confidential
         portions on file with the Commission)                                                        (2)
10.7     Facility Lease, by and between the Company and Massachusetts Technology Park
         Corporation dated October 15, 1993                                                           (3)
10.8     Master Sublease  - Purchase Agreement, by and between the Company and
         Massachusetts Industrial Finance Agency dated June 23, 1994                                  (4)
10.9     Contract by and between the Company and the Advanced Research Projects
         Agency dated May 25, 1994(confidential portions on file with the Commission)                 (4)
10.10    Joint Agreement by and between the Company and Philips Consumer Electronics
         Company, Division of Philips Electronics North America Corporation dated
         July 25, 1994 (confidential portions on file with the Commission)                            (5)
10.11    Cross License and Supply Agreement, by and between the Company and
         Philips Electronics North America Corporation dated June 18, 1994(confidential
         portions on file with the Commission)                                                        (5)
10.12    Securities Purchase Agreement, by and between the Company
          and GMT Microelectronics Corporation, dated January 6, 1995
         (confidential portions on file with the Commission)                                          (7)
10.13    Contract by and between the Company and the United States Department of
         Commerce dated April 25,1995                                                                 (9)
10.14    Cooperative Research and Development Agreement, by and between the Company and Massachusetts Institute of Technology Lincoln Laboratory dated
         June 21, 1995 (confidential portions on file with the Commission)                            (9)
10.15    Stock Purchase Agreement, by and between the Company and Telecom Holding
         dated November 24, 1995                                                                     (10)
10.16    Letter Agreement, by and between the Company and Telecom Holding Co., Ltd.
         Co., Ltd. dated November 24, 1995                                                           (10)
10.17    Stock Purchase Agreement, by and between the Company and United Microelectronics
         Corporation dated November 29, 1995                                                          (9)
10.18    Stock Purchase Agreement, by and between the Company and Unipac Optoelectronics
         Corporation dated November 29, 1995                                                          (9)
10.19    Letter Agreement, by and between the Company and United Microelectronics
         Corporation dated November 29, 1995(confidential portions on file with the Commission)       (9)
10.20    Amendment Agreement, by and between the Company and Rockwell International
         Corporation dated September 29, 1995                                                         (9)


10.21    Securities Purchase Agreement, by and between the Company and
         Unitek Semiconductor, Inc. dated January 26, 1996                                           (11)
10.22    Chattel Leasing Promissory Note, by and between the Company
         and BancBoston Leasing dated January 29, 1996                                               (11)
10.23    Master lease agreement, by and between the Company and BancBoston Leasing
         dated December 23, 1996                                                                     (11)
10.24    Joint Venture Agreement, by and among the Company, Kowon Technology Co., Ltd.,
         and Korean Investors, dated as of March 3, 1998                                             (14)
10.25    Amended and Restated Employment Agreement between the Company and Dr. John C.C.
         Fan, dated as of February 20, 1998                                                          (14)
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

(13) Filed as an exhibit to Quarterly Report on Form 10-Q for the quarterly period ended June 29,

     1996 and incorporated herein by reference.

(13) Filed as an exhibit to Annual Report on Form 10-K for the fiscal year ended December 31, 1996 and incorporated herein by reference.

(14) Filed as an exhibit to Annual Report on Form 10-Q for the quarterly period ended June 27, 1998 and incorporated herein by reference

                               KOPIN CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
Independent Auditors' Report.............................................  F-2
Consolidated Balance Sheets at December 31, 1999 and 1998................  F-3
Consolidated Statements of Operations and Comprehensive Income (Loss) for
 the years ended
 December 31, 1999, 1998 and 1997........................................  F-4
Consolidated Statements of Stockholders' Equity for the years ended
 December 31, 1999, 1998 and 1997........................................  F-5
Consolidated Statements of Cash Flows for the years ended December 31,
 1999, 1998 and 1997.....................................................  F-6
Notes to Consolidated Financial Statements...............................  F-7

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Kopin Corporation
Taunton, Massachusetts

   We have audited the accompanying consolidated balance sheets of Kopin Corporation and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Kopin Corporation and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Deloitte & Touche LLP
Boston, Massachusetts
March 17, 2000

                               KOPIN CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                          December 31,
                                                    --------------------------
                                                        1999          1998
                                                    ------------  ------------
                      ASSETS
Current assets:
  Cash and equivalents............................. $ 65,981,848  $ 30,807,335
  Marketable securities............................   33,117,555     6,000,883
  Accounts receivable, net of allowance of $450,800
   and $150,800
    Billed.........................................   10,547,762     2,743,211
    Unbilled.......................................      655,220       910,787
  Inventory........................................    6,157,195     3,337,178
  Prepaid expenses and other current assets........    1,651,905       743,069
                                                    ------------  ------------
      Total current assets.........................  118,111,485    44,542,463
Equipment and improvements:
  Equipment........................................   32,849,431    24,953,456
  Leasehold improvements...........................      808,884       808,884
  Furniture and fixtures...........................      459,097       426,084
  Equipment under construction.....................    7,207,812        25,131
                                                    ------------  ------------
                                                      41,325,224    26,213,555
  Accumulated depreciation and amortization........   20,653,963    16,867,698
                                                    ------------  ------------
                                                      20,671,261     9,345,857
                                                    ------------  ------------
Other assets.......................................    4,352,793     6,173,153
Intangible assets..................................    1,938,190     1,844,148
                                                    ------------  ------------
TOTAL ASSETS....................................... $145,073,729  $ 61,905,621
                                                    ============  ============
       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable................................. $  7,564,070  $  1,728,596
  Accrued payroll and expenses.....................    1,923,656     1,455,640
  Current portion of long-term obligations.........    2,142,373     1,999,494
                                                    ------------  ------------
      Total current liabilities....................   11,630,099     5,183,730
                                                    ------------  ------------
Long-term obligations, less current portion........    2,567,100     4,209,474
Minority interest..................................      809,238       665,994
Commitments
Stockholders' equity:
  Preferred stock, par value $.01 per share;
   authorized, 3,000 shares; none issued and
   outstanding.....................................          --            --
  Common stock, par value $.01 per share;
   authorized, 60,000,000 shares; issued,
   30,149,362 shares in 1999 and 24,537,122 shares
   in 1998.........................................      301,494       245,372
  Additional paid-in capital.......................  186,077,638   108,832,093
  Deferred compensation............................     (110,035)     (165,055)
  Accumulated other comprehensive income ..........      509,725       420,812
  Deficit..........................................  (56,711,530)  (57,486,799)
                                                    ------------  ------------
      Total stockholders' equity...................  130,067,292    51,846,423
                                                    ------------  ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY......... $145,073,729  $ 61,905,621
                                                    ============  ============

                See notes to consolidated financial statements.

                               KOPIN CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                             Years Ended December 31,
                                        -------------------------------------
                                           1999         1998         1997
                                        -----------  -----------  -----------
Revenues:
  Product revenues..................... $36,125,822  $23,225,415  $13,110,044
  Research and development revenues....   2,536,188    3,679,582    3,282,974
                                        -----------  -----------  -----------
                                         38,662,010   26,904,997   16,393,018
                                        -----------  -----------  -----------
Costs and expenses:
  Cost of product revenues.............  26,280,390   15,509,316    8,636,199
  Research and development-funded
   programs............................   2,858,233    3,953,875    2,801,671
  Research and development-internal....   4,262,235    5,659,362    7,622,614
  Selling, general and administrative..   5,757,288    4,014,862    4,292,383
  Other................................     366,079      384,349      327,102
  Impairment charge....................         --     1,800,000          --
                                        -----------  -----------  -----------
                                         39,524,225   31,321,764   23,679,969
                                        -----------  -----------  -----------
Loss from operations...................    (862,215)  (4,416,767)  (7,286,951)
Other income and expense:
  Interest and other income............   2,133,613    2,043,886    1,264,052
  Interest expense.....................    (405,972)    (535,783)    (234,870)
                                        -----------  -----------  -----------
Income (loss) before minority
 interest..............................     865,426   (2,908,664)  (6,257,769)
Minority interest in (income) loss of
 subsidiary............................     (90,157)     (59,223)         --
                                        -----------  -----------  -----------
Net income (loss)...................... $   775,269  $(2,967,887) $(6,257,769)
                                        ===========  ===========  ===========
Net income (loss) per share:
 Basic................................. $      0.03  $     (0.12) $     (0.28)
                                        ===========  ===========  ===========
 Diluted............................... $      0.03  $     (0.12) $     (0.28)
                                        ===========  ===========  ===========
Weighted average number of common
 shares outstanding:
  Basic................................  25,881,517   24,136,956   22,020,320
  Diluted..............................  28,160,957   24,136,956   22,020,320

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                                             Years Ended December 31,
                                        -------------------------------------
                                           1999         1998         1997
                                        -----------  -----------  -----------
Net income (loss)...................... $   775,269  $(2,967,887) $(6,257,769)
Foreign currency translation
 adjustments...........................      98,592      414,492          --
Unrealized gain (loss) on marketable
 securities, net.......................      (9,679)      12,321      (50,934)
                                        -----------  -----------  -----------
Comprehensive income (loss)............ $   864,182  $(2,541,074) $(6,308,703)
                                        ===========  ===========  ===========

                See notes to consolidated financial statements.

                               KOPIN CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                           Accumulated
                            Common Stock        Additional                    Other
                         --------------------    Paid-in       Deferred   Comprehensive
                           Shares     Amount     Capital     Compensation Income (Loss)   Deficit        Total
                         ----------  --------  ------------  ------------ ------------- ------------  ------------
Balance, January 1,
 1997................... 21,862,816  $218,628  $ 88,496,137   $(227,706)    $ 44,933    $(48,261,143) $ 40,270,849
 Exercise of stock
  options...............    381,470     3,814     1,826,769         --           --              --      1,830,583
 Compensation relating
  to grant of stock
  options...............        --        --         80,106     (80,106)         --              --            --
 Amortization of
  compensation relating
  to grant of stock
  options...............        --        --            --       75,857          --              --         75,857
 Net unrealized loss on
  marketable
  securities............        --        --            --          --       (50,934)            --        (50,934)
 Net loss...............        --        --            --          --           --       (6,257,769)   (6,257,769)
                         ----------  --------  ------------   ---------     --------    ------------  ------------
Balance, December 31,
 1997................... 22,244,286   222,442    90,403,012    (231,955)      (6,001)    (54,518,912)   35,868,586
 Issuance of common
  stock, net of issuance
  costs of $1,829,000...  2,000,000    20,000    17,151,418         --           --              --     17,171,418
 Exercise of stock
  options...............    292,836     2,930     1,277,663         --           --              --      1,280,593
 Amortization of
  compensation relating
  to grant of stock
  options...............        --        --            --       66,900          --              --         66,900
 Net unrealized gain on
  marketable
  securities............        --        --            --          --        12,321             --         12,321
 Foreign currency
  translation
  adjustments...........        --        --            --          --       414,492             --        414,492
 Net loss...............        --        --            --          --           --       (2,967,887)   (2,967,887)
                         ----------  --------  ------------   ---------     --------    ------------  ------------
Balance, December 31,
 1998................... 24,537,122   245,372   108,832,093    (165,055)     420,812     (57,486,799)   51,846,423
 Issuance of common
  stock, net of issuance
  costs of $4,902,000...  4,600,000    46,000    73,107,802         --           --              --     73,153,802
 Repurchase of common
  stock.................    (65,360)     (654)     (499,346)        --           --              --       (500,000)
 Exercise of stock
  options...............  1,077,600    10,776     4,637,089         --           --              --      4,647,865
 Amortization of
  compensation relating
  to grant of stock
  options...............        --        --            --       55,020          --              --         55,020
 Net unrealized loss on
  marketable
  securities............        --        --            --          --        (9,679)            --         (9,679)
 Foreign currency
  translation
  adjustments...........        --        --            --          --        98,592             --         98,592
 Net income.............        --        --            --          --           --          775,269       775,269
                         ----------  --------  ------------   ---------     --------    ------------  ------------
 Balance, December 31,
  1999.................. 30,149,362  $301,494  $186,077,638   $(110,035)    $509,725    $(56,711,530) $130,067,292
                         ==========  ========  ============   =========     ========    ============  ============

                See notes to consolidated financial statements.

                               KOPIN CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                              Years Ended December 31,
                                         -------------------------------------
                                            1999         1998         1997
                                         -----------  -----------  -----------
Cash flows from operating activities:
 Net income (loss)...................... $   775,269  $(2,967,887) $(6,257,769)
 Adjustments to reconcile net income
  (loss) to net cash provided by (used
  in) operating activities:
  Depreciation and amortization.........   4,093,176    4,275,202    3,512,272
  Amortization of compensation relating
   to grant of stock options............      55,020       66,900       75,857
  Impairment charge.....................         --     1,800,000          --
  Decrease in unearned revenue..........         --           --       (80,484)
  Decrease in deferred rent.............         --      (165,166)    (216,000)
  Minority interest in income of
   subsidiary...........................      90,157       59,223          --
  Changes in assets and liabilities:
 Accounts receivable....................  (7,526,441)     682,103    1,754,988
 Inventory..............................  (2,795,274)    (594,151)      (7,875)
 Prepaid expenses and other current
  assets................................    (903,245)      63,114      458,914
 Intangible assets......................    (445,642)    (509,175)    (501,677)
 Accounts payable and accrued expenses..   6,291,289     (372,105)  (4,233,891)
                                         -----------  -----------  -----------
    Net cash provided by (used in)
     operating activities...............    (365,691)   2,338,058   (5,495,665)
                                         -----------  -----------  -----------
Cash flows from investing activities:
 Marketable securities.................. (27,126,351)  (1,367,678)   5,888,997
 Other assets...........................   1,820,540   (2,799,751)    (410,543)
 Capital expenditures................... (15,003,438)  (2,945,784)  (3,555,266)
                                         -----------  -----------  -----------
    Net cash provided by (used in)
     investing activities............... (40,309,249)  (7,113,213)   1,923,188
                                         -----------  -----------  -----------
Cash flows from financing activities:
 Net proceeds from issuance of common
  stock.................................  73,153,802   17,171,418          --
 Net proceeds from issuance of
  subsidiary stock......................         --       383,583          --
 Repurchase of common stock.............    (500,000)         --           --
 Principal payments on long-term
  obligations...........................  (1,499,495)  (2,292,818)  (1,553,829)
 Proceeds from long-term obligations....         --     5,000,000    1,259,832
 Proceeds from note payable.............         --           --       450,000
 Principal payment on note payable......         --      (450,000)    (500,000)
 Proceeds from exercise of stock
  options...............................   4,647,865    1,280,593    1,830,583
                                         -----------  -----------  -----------
    Net cash provided by financing
     activities.........................  75,802,172   21,092,776    1,486,586
                                         -----------  -----------  -----------
Effect of exchange rate changes on
 cash...................................      47,281       64,314          --
                                         -----------  -----------  -----------
Net increase (decrease) in cash and
 equivalents............................  35,174,513   16,381,935   (2,085,891)
Cash and equivalents:
 Beginning of period....................  30,807,335   14,425,400   16,511,291
                                         -----------  -----------  -----------
 End of period.......................... $65,981,848  $30,807,335  $14,425,400
                                         ===========  ===========  ===========
Supplementary cash flow information--
 Interest paid in cash.................. $   426,471  $   501,691  $   229,328

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

   References herein to "1999", "1998" and "1997" are for and as of the fiscal years ended December 31, 1999, 1998 and 1997.

 Industry Segment

   Kopin Corporation and its subsidiaries (the "Company") operate in one industry segment which includes the development, manufacture and sale of flat panel display devices and products and gallium arsenide transistor wafers and products for commercial and consumer markets, and the performance of related research and development under contracts.

 Principles of Consolidation

   The consolidated financial statements include the accounts of the Company, its wholly owned subsidiary and Kowon Technology Co., Ltd., a majority owned (65%) subsidiary located in Korea. All intercompany transactions and balances have been eliminated.

 Stock Split

   All shares, income (loss) per share, and related information give retroactive effect to the 2 for 1 stock split effected in the form of a stock dividend for shareholders of record as of December 20, 1999, and effected on December 29, 1999.

 Revenue Recognition

   Product revenue is recognized when a product is shipped or when a service is performed. For certain of its products, the Company provides customers with a twelve-month warranty from the date of sale. Estimated sales return and warranty reserves are provided at the time of sale based upon historical and anticipated warranty costs.

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

 Research and Development Costs

   Research and development expenses include expenses incurred in support of internal development programs and programs funded by agencies of the federal government, including development programs for

                               KOPIN CORPORATION
display devices and products, device wafers, circuit design costs, staffing, purchases of materials and laboratory supplies, and fabrication and packaging of the Company's display products.

 Cash and Equivalents and Marketable Securities

   The Company considers all highly liquid, short-term debt instruments with a maturity of three months or less at the date of purchase to be cash equivalents.

   Marketable securities consist primarily of commercial paper, medium-term notes, and United States government and agency securities. The Company classifies marketable securities included in Current Assets as "available for sale" and accordingly carries them at market value. Marketable securities included in Other Assets are classified as "held to maturity" and carried at cost as the Company has the ability and intent to hold them until maturity. From time to time, the Company sells marketable securities for working capital, capital expenditure and investment purposes. Substantially all the marketable securities mature within one year. Gross unrealized holding gains or losses are recorded in other comprehensive income.

 Investments in marketable securities are as follows:

                                      Amortized Cost        Unrealized Gains
                                  ---------------------- ----------------------
                                       December 31,           December 31,
                                  ---------------------- ----------------------
                                     1999        1998       1999        1998
                                  ----------- ---------- ----------- ----------
Available for sale securities:
  U.S. government and agency
   securities.................... $14,658,199 $5,001,073 $           $    5,710
  Corporate debt securities......  18,462,715    993,490       3,195        610
                                  ----------- ---------- ----------- ----------
    Total available for sale
     securities.................. $33,120,914 $5,994,563 $     3,195 $    6,320
                                  =========== ========== =========== ==========

                                    Unrealized Losses          Fair Value
                                  ---------------------- ----------------------
                                       December 31,           December 31,
                                  ---------------------- ----------------------
                                     1999        1998       1999        1998
                                  ----------- ---------- ----------- ----------
Available for sale securities:
  U.S. government and agency
   securities.................... $     6,554 $      --  $14,651,645 $5,006,783
  Corporate debt securities......         --         --   18,465,910    994,100
                                  ----------- ---------- ----------- ----------
    Total available for sale
     securities.................. $     6,554 $      --  $33,117,555 $6,000,883
                                  =========== ========== =========== ==========

   The gross gains and losses realized related to sales of marketable securities were not material. Kopin uses the specific identification method as a basis for determining cost and calculating realized gains or losses.

 Inventory

   Inventory is stated at the lower of cost (first-in, first-out method) or market, and consists of the following:

                                                              1999       1998
                                                           ---------- ----------
Raw materials............................................. $4,787,158 $2,672,230
Work in process...........................................  1,164,027    333,996
Finished goods............................................    206,010    330,952
                                                           ---------- ----------
                                                           $6,157,195 $3,337,178
                                                           ========== ==========

                               KOPIN CORPORATION

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

 Foreign Currency Translation

   Assets and liabilities of non-U.S. operations are translated into U.S. dollars at year end exchange rates, and revenues and expenses at rates prevailing during the year. Resulting translation adjustments are accumulated as part of other comprehensive income and aggregate $513,084 and $414,492 of unrealized gain at December 31, 1999 and 1998, respectively. Transaction gains or losses are recognized in income or loss currently.

 Net Income (Loss) Per Share

   Basic net income (loss) per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of common shares and potential common shares outstanding during the period using the treasury method. Potential common shares have not been included in any periods in which the effect would be anti-dilutive. Had the impact of stock options, using the treasury stock method, been included in the computation, weighted average shares would have increased by approximately 1,934,000 and 1,356,000, for the years ended December 31, 1998 and 1997, respectively.

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

   In December 1998, due to the modification of certain manufacturing processes, the Company recorded an impairment charge of $1,800,000 which consisted of the write-down of certain patents and equipment. The $1,800,000 represented the amount that the carrying value of the assets exceeded their fair market value. The fair market value of the assets was determined based on valuation techniques utilizing the present value of estimated expected future cash flows.

 Stock-Based Compensation

   Compensation cost associated with the grant of options and other stock awards to employees is determined using the intrinsic value method. Compensation cost associated with the grant of options and other stock awards to non-employees is determined using the fair value method.

                               KOPIN CORPORATION

2. Other Assets

   Other assets consist primarily of equity investments in various companies and notes receivable. Equity investments are non-marketable and are carried at cost and aggregate $3,384,000 and $4,695,000 at December 31, 1999 and 1998, respectively. The Company periodically assesses possible impairment of these investments. Notes receivable bear interest at rates ranging from 7.75% to 11.75% and are due in varying installments through August, 2003. The Company's interest in any of these companies is less than 20% of any investees voting interest.

3. Intangible Assets

   Intangible assets consist of the following:

                                      Estimated Useful
                                        Life (years)      1999         1998
                                      ---------------- -----------  -----------
Patents and application fees.........         10       $ 2,536,999  $ 2,096,406
Licenses.............................       5-12           716,274      987,714
                                                       -----------  -----------
                                                         3,253,273    3,084,120
Less accumulated amortization........                   (1,315,083)  (1,239,972)
                                                       -----------  -----------
                                                       $ 1,938,190  $ 1,844,148
                                                       ===========  ===========

4. Income Taxes

   As of December 31, 1999, the Company has available for tax reporting purposes, federal net operating loss and general business tax credit carryforwards of approximately $44,680,000 and $595,000, respectively, expiring through 2013.

   Deferred taxes are provided to recognize the effect of temporary differences between tax and financial reporting. Deferred income tax assets and liabilities consist of the following:

                                                         1999          1998
                                                     ------------  ------------
   Deferred tax assets:
     Net operating loss carryforward................ $ 18,319,000  $ 18,450,000
     Research and development expenses..............    1,867,000     2,200,000
     Amortization of intangible assets..............      406,000       315,000
     Other..........................................      336,000       300,000
                                                     ------------  ------------
                                                       20,928,000    21,265,000
                                                     ------------  ------------
   Deferred tax liabilities:
     Patent costs...................................    1,040,000       850,000
     Depreciation...................................    1,471,000     1,200,000
     Other..........................................      306,000           --
                                                     ------------  ------------
                                                        2,817,000     2,050,000
                                                     ------------  ------------
     Net deferred tax assets........................   18,111,000    19,215,000
     Valuation allowance............................  (18,111,000)  (19,215,000)
                                                     ------------  ------------
                                                     $        --   $        --
                                                     ============  ============

   The provision for income taxes consists of the following for the years ended December 31:

                                    1999        1998        1997
                                  ---------  ----------  -----------
   Current
     Federal                      $ 186,000  $ (297,000) $(1,502,999)
     State                           57,500     (45,000)    (594,000)
     Foreign                         16,250      18,800          --
   Deferred
     Federal                       (111,750)    165,000     (729,000)
     State                          (17,000)     51,000     (184,000)
     Generation of (Use of) loss
      carryforwards                (131,000)    107,200    3,009,000
                                  ---------  ----------  -----------
   Provision for income taxes     $     --   $      --   $       --
                                  =========  ==========  ===========

                               KOPIN CORPORATION

5. Long-Term Obligations

   Long-term obligations consist of the following:

                                                          1999         1998
                                                       -----------  -----------
   Secured term note.................................. $ 3,750,000  $ 4,250,000
   Capital lease obligations--equipment...............     959,474    1,593,200
   5.625% equipment promissory note...................         --       339,272
   8.19% equipment promissory note....................         --        26,496
                                                       -----------  -----------
                                                         4,709,474    6,208,968
   Less current portion...............................  (2,142,373)  (1,999,494)
                                                       -----------  -----------
                                                       $ 2,567,100  $ 4,209,474
                                                       ===========  ===========

   In March 1998, the Company entered into a $5,000,000 secured term note which requires the Company to make quarterly principal payments of $250,000 plus interest at a floating rate based upon LIBOR, 8.0% at December 31, 1999. This term note is secured by the Company's accounts receivable.

   The equipment capital lease obligations require monthly payments of approximately $63,500 through June 2000, decreasing to approximately $32,500 thereafter until June 2001. Early termination and equipment purchase options may be exercised in December 2000, respectively, for the outstanding capital lease obligations. The capital lease obligations are collateralized by equipment with a carrying value of $1,589,869 at December 31, 1999.

   The 5.625% equipment promissory note required monthly payments of principal and interest totaling $57,477 through June 1999. The loan obligation was specifically collateralized by the equipment financed under the agreement and certain marketable securities.

   The aggregate maturities of long-term obligations, including capital lease obligations, as of December 31, 1999 are as follows:

   Year ending December 31,                                            Amount
   ------------------------                                          ----------
      2000.......................................................... $2,192,444
      2001..........................................................  1,317,100
      2002..........................................................  1,250,000
                                                                     ----------
                                                                      4,759,544
   Less:
     Amounts representing interest..................................    (50,071)
     Current portion of long-term obligations....................... (2,142,373)
                                                                     ----------
                                                                     $2,567,100
                                                                     ==========

6. Stockholders' Equity

   In October 1999, the Company completed a public offering of 4,600,000 shares of common stock at a price of $16.97 per share. Net proceeds to the Company totaled approximately $73,150,000. In February 1998, the Company completed a public offering of 4,000,000 shares of common stock at a price of $9.50 per share. Of the total shares sold, 2,000,000 shares were sold by the Company and the other 2,000,000 shares were sold by a shareholder. Net proceeds to the Company totaled approximately $17,171,000.

7. Stock Options

   The Company's 1992 Stock Option Plan permits the granting of both nonqualified stock options and incentive stock options. The plan covers 6,500,000 shares of common stock (including shares issued upon

                               KOPIN CORPORATION
exercise of options granted pursuant the 1985 Plan). The option price of incentive stock options shall not be less than 100% of the fair market value of the stock at the date of grant, or in the case of certain incentive stock options, at 110% of the fair market value at the time of the grant. Options must be exercised within a ten-year period or sooner if so specified within the option agreement. Options granted generally vest over four years.

   In 1994, the Company adopted the Director Stock Option Plan, which provides for the automatic granting, pursuant to a formula, of nonqualified stock options to the Company's non-employee directors. A maximum of 350,000 shares are issuable under the plan.


   For certain options granted, the Company recognizes as compensation expense the excess of the fair market value of the common shares issuable upon exercise of such options over the aggregate exercise price of such options. This compensation expense is amortized ratably over the vesting period of each option. For the year ended December 31, 1999, such compensation expense of $55,020 was recorded and will aggregate to $110,035 over the remaining terms of the options. At December 31, 1999 the Company has available 93,916 shares of common stock for future grant under its stock option plans. A summary of option activity is as follows:

                                 1999                 1998                1997
                          -------------------- ------------------- -------------------
                                      Weighted            Weighted            Weighted
                                      Average             Average             Average
                                      Exercise            Exercise            Exercise
                            Shares     Price    Shares     Price    Shares     Price
                          ----------  -------- ---------  -------- ---------  --------
Balance, beginning of
 period.................   4,488,676   $ 5.98  4,423,294   $5.83   3,615,932   $5.24
  Options granted.......   1,122,566    17.59    647,450    6.58   1,367,300    7.16
  Options cancelled.....    (213,398)    5.74   (289,232)   6.52    (178,468)   5.54
  Options exercised.....  (1,077,600)    5.41   (292,836)   5.03    (381,470)   4.80
                          ----------           ---------           ---------
Balance, end of period..   4,320,244     9.09  4,488,676   $5.98   4,423,294   $5.83
                          ==========           =========           =========
Exercisable, end of
 period.................   2,696,371           3,005,866           1,934,000
                          ==========           =========           =========

   Of the 4,320,244 options outstanding at December 31, 1999, 950,014 have exercise prices between $.50 and $5.00, with a weighted average exercise price of $4.42 and a weighted average remaining contractual life of 5.9 years. Of these options, 842,144 are exercisable at a weighted average price of $4.38. An additional 1,958,908 options outstanding at December 31, 1999 have exercise prices between $5.06 and $7.50, with a weighted average exercise price of $6.46 and a weighted average remaining contractual life of 7.0 years. Of these options, 1,465,821 are exercisable at a weighted average price of $6.49. At December 31, 1999 there are also 566,006 options which have exercise prices between $7.63 and $9.94, with a weighted average exercise price of $9.10 and a weighted average remaining contractual life of 8.1 years. Of these options, 241,656 are exercisable at a weighted average price of $7.72. The remaining 845,316 options have exercise prices between $10.19 and $39.63, with a weighted average exercise price of $19.39 and a weighted average remaining contractual life of 9.6 years. Of these options, 146,750 are exercisable at a weighted average exercise price of $17.79. The weighted average exercise price of all options exercisable at December 31, 1999 is $7.43.

   The Company has two fixed option plans which reserve shares of common stock for issuance to executives, key employees and directors. Had compensation cost for the Company's two stock option plans been determined based on the fair value at the grant date for awards in 1999, 1998 and 1997 the Company's net loss and net loss per share would have been $2,821,000 or $.10 per share in 1999, $4,857,414 or $0.20 per share in 1998 and $7,763,328 or $0.35 per share in 1997.

   The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 1999, 1998 and 1997: no expected dividend

                               KOPIN CORPORATION
yield; expected volatility of 62.21% in 1999, 61.9% in 1998 and 61.3% in 1997; risk-free interest rate of 6.5% in 1999, 4.69% in 1998 and 5.72% in 1997; and expected lives of four years. The weighted-average fair value of options on grant date was $9.46 in 1999, $3.38 in 1998 and $3.72 in 1997.

8. Employee Benefit Plan

   The Company has an employee benefit plan pursuant to Section 401(k) of the Internal Revenue Code. The plan allows employees to defer up to 15% of their annual compensation to a current maximum of $10,000. The Company will match 50% of all deferred compensation up to a maximum of 3% of each employee's annual compensation. The amount charged to operations in connection with this plan was approximately [$129,000] in 1999, $108,000 in 1998, and $91,000 in 1997.

9. Major Customers and Geographic Information

   Approximately 49%, 59% and 63% of the Company's revenue resulted from sales to a single customer during the years ended December 31, 1999, 1998, and 1997, respectively. Approximately 13% of the Company's revenues resulted from sales to a second customer in 1999. In addition, during the years ended December 31, 1999, 1998, and 1997, approximately 7%, 14% and 20%, respectively, of the Company's revenues resulted from multiple contracts with various agencies of the United States government. These contracts are subject to termination at the election of the relevant agency.

   Sales to foreign customers during the years ended December 31, 1999, 1998, and 1997 were approximately 36%, 29% and 2%, respectively, of the Company's revenues. Sales to customers in Japan for 1999 and 1998 were approximately 18% and 4%, respectively.

10. Commitments

 Leases

   The Company leases certain machinery and equipment, and its facilities located in Taunton and Westborough, Massachusetts, and Los Gatos, California, under noncancelable operating leases. The Taunton lease expires in 2002. The Westborough lease expires in October 2001, with renewal options for up to three additional years at the Company's election. The Los Gatos lease covers a five-year period terminating in 2002. Substantially all real estate taxes, insurance and maintenance expenses under these leases are obligations of the Company. The following is a schedule of minimum rental commitments under noncancelable operating leases:

                                                                       Amount
                                                                     ----------
   Years ended December 31:
   2000............................................................. $1,300,033
   2001.............................................................  1,145,904
   2002.............................................................    245,567
   2003.............................................................      8,339
                                                                     ----------
   Total minimum lease payments..................................... $2,669,843
                                                                     ==========

   Costs incurred under operating leases are recorded as rent expense and aggregated approximately $1,321,000 in 1999, $1,090,000 in 1998, and $979,000
in 1997.

 Other Agreements

   The Company has entered into various license agreements which require the Company to pay royalties based upon a set percentage of product sales, subject, in some cases, to certain minimum amounts. Total royalty expense approximated $26,040 in 1999, $25,000 in 1998 and $24,000 in 1997.

                               KOPIN CORPORATION

 Litigation

   The Company is engaged in legal proceedings arising in the ordinary course of business. The Company believes that the ultimate outcome of these proceedings will not have a material adverse impact on the Company's consolidated financial position, results of operations or cash flows.

11. Product Revenues

   Product Revenues consisted of approximately the following:

                                                1999        1998        1997
                                             ----------- ----------- -----------
Gallium Arsenide Products................... $31,491,300 $20,292,900 $11,950,400
Display Products............................   4,634,500   2,932,500   1,150,300
Other.......................................         --                    9,300
                                             ----------- ----------- -----------
Total Product Sales......................... $36,125,800 $23,225,400 $13,110,000
                                             =========== =========== ===========

12. Recent Accounting Pronouncements

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