Form 10-K/A
period 1999-12-31
KOPIN CORP
filed 2000-04-26
CIK 771266

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A

                                AMENDMENT NO. 1

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

This Annual Report on Form 10-K/A ("Form 10-K/A") is being filed as Amendment No. 1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999. This Form 10-K/A is filed with the Securities and Exchange Commission (the "Commission") solely for the purpose of revising and restating the following items in their entirety.

                                    PART II

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

Results of Operations

Year Ended December 31, 1999 ("1999") Compared to Year Ended December 31, 1998 ("1998")

     Revenues. Our total revenues for the year ended December 31, 1999 were $38.7 million compared to $26.9 million in 1998, an increase of approximately $11.8 million or 43.7%. Our product revenues for the year ended December 31, 1999 were $36.1 million compared to $23.2 million for the year ended December 31, 1998, an increase of approximately $12.9 million or 55.5%. This increase in product revenues was primarily due to an increase in sales of our gallium arsenide products as well as our CyberDisplay products in the year ended December 31, 1999 compared to year ended December 31, 1998. For the year ended 1999 gallium arsenide product sales and CyberDisplay product sales were $31.5 million and $4.6 million, respectively, versus $20.3 million and $2.9 million, respectively, for 1998. Research and development revenues for the year ended December 31, 1999 were $2.5 million, compared to $3.7 million in 1998, a decrease of $1.1 million, or 31.1%. Research and development revenues declined primarily due to the expirations of multi-year contracts with the U.S. government.

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

     Research and Development. Research and development expenses are incurred under development programs for gallium arsenide and display products either in support of internal development programs or programs funded by agencies of the U.S. government. Research and development costs include staffing, purchases of materials and laboratory supplies, circuit design costs, fabrication and packaging of display products, and overhead. Funded research and development expenses were $2.9 million for the year ended December 31, 1999 compared to $4.0 million in 1998, a decrease of $1.1 million, or 27.5% due to reduced subcontractor expenses caused by the expiration of multi-year contracts with agencies of the U.S. government. Internal research and development expenses were $4.3 million for the year ended December 31, 1999 compared to $5.7 million in 1998, a decrease of $1.4 million, or 24.7%. The decrease in internal research and development was primarily a result of the re-deployment of certain assets and personnel from development activities into manufacturing activities.

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

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

     Revenues. Our total revenues were $26.9 million for 1998 compared to $16.4 million in 1997, an increase of $10.5 million, or 64.1%. Our product revenues were $23.2 million for 1998 compared to $13.1 million in 1997, an increase of $10.1 million, or 77.2%. The increase in product revenues was primarily due to an increase in sales of our gallium arsenide products as well as our CyberDisplay product sales for the year ended December 31, 1998 versus December 31, 1997. Gallium arsenide product sales and CyberDisplay product sales were $20.3 million and $2.9 million for the year ended 1998, respectively, versus $1.2 million, respectively, in 1997. The increase in sales of our gallium arsenide products was primarily due to the increased use of our advanced semiconductor transistors in various wireless telecommunications products, particularly by our major customer, Conexant. Research and development revenues were $3.7 million for 1998 compared to $3.3 million in 1997, an increase of $396,608. The increase in research and development revenues was primarily attributable to an increase in contract revenues from agencies of the U.S. government.

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

     Research and Development. Funded research and development expenses were $4.0 million for 1998 compared to $2.8 million in 1997, an increase of $1.2 million. The increase in funded research and development expenses in 1998 was primarily due to an increase in programs funded by agencies of the U.S. government. Internal research and development expenses were $5.7 million in 1998 compared to $7.6 million in 1997, a decrease of $1.9 million. The decrease in internal research and development expenses was primarily a result of reduced research costs incurred for developing our display products.

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


         Signature                     Title                                    Date
         ---------                     -----                                    ----
                                       Chairman of  the Board,                  March 27, 2000
-------------------------------        Chief Executive Officer,
         John C. C. Fan                President and Director
                                       (principal executive officer)

                                       Director                                 March 27, 2000
-------------------------------
         David E. Brook


                                       Director                                 March 27, 2000
-------------------------------
         Morton Collins


                                       Director                                 March 27, 2000
-------------------------------
         Andrew H. Chapman


                                       Director                                 March 27, 2000
-------------------------------
         Chi Chia Hsieh


                                        Director                                 March 27, 2000
-------------------------------
         Michael A. Wall


/s/ Richard A. Sneider                 Treasurer and Chief                      March 27, 2000
-------------------------------        Financial Officer
         Richard A. Sneider            (principal financial and
                                       accounting officer)

Item 8.Financial Statements

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

   Deferred taxes are provided to recognize the effect of temporary differences between tax and financial reporting. Deferred income tax assets and liabilities consist of the following:

                                                         1999          1998
                                                     ------------  ------------
   Deferred tax assets:
     Net operating loss carryforward................ $ 18,319,000  $ 18,450,000
     Research and development expenses..............    1,867,000     2,200,000
     Amortization of intangible assets..............      406,000       315,000
     Other..........................................      336,000       300,000
                                                     ------------  ------------
                                                       20,928,000    21,265,000
                                                     ------------  ------------
   Deferred tax liabilities:
     Patent costs...................................    1,040,000       850,000
     Depreciation...................................    1,471,000     1,200,000
     Other..........................................      306,000           --
                                                     ------------  ------------
                                                        2,817,000     2,050,000
                                                     ------------  ------------
     Net deferred tax assets........................   18,111,000    19,215,000
     Valuation allowance............................  (18,111,000)  (19,215,000)
                                                     ------------  ------------
                                                     $        --   $        --
                                                     ============  ============

   The provision for income taxes consists of the following for the years ended December 31:

                                    1999        1998        1997
                                  ---------  ----------  -----------
   Current
     Federal                      $(112,200) $ (297,000) $(1,502,999)
     State                          (35,800)    (45,000)    (594,000)
     Foreign                         16,250      18,800          --
   Deferred
     Federal                        245,750     165,000     (729,000)
     State                           17,000      51,000     (184,000)
     Generation of (Use of) loss
      carryforwards                (131,000)    107,200    3,009,000
                                  ---------  ----------  -----------
   Provision for income taxes     $     --   $      --   $       --
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
     Current portion of long-term obligations....................... (2,142,373)
                                                                     ----------
                                                                     $2,567,100
                                                                     ==========

6. Stockholders' Equity

   In October 1999, the Company completed a public offering of 4,600,000 shares of common stock at a price of $16.97 per share. Net proceeds to the Company totaled approximately $73,154,000. In February 1998, the Company completed a public offering of 4,000,000 shares of common stock at a price of $9.50 per share. Of the total shares sold, 2,000,000 shares were sold by the Company and the other 2,000,000 shares were sold by a shareholder. Net proceeds to the Company totaled approximately $17,171,000.

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
                                                                     ----------
   Total minimum lease payments..................................... $2,699,843
                                                                     ==========

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