Form 10-Q
period 2000-04-01
KOPIN CORP
filed 2000-05-16
CIK 771266

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR l5(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended April 1, 2000

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


Applicable only to corporate issuers:


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                   Class                  Outstanding as of April 30, 2000
                   -----                  --------------------------------

          Common Stock, par value $ .01            31,439,755

                               KOPIN CORPORATION

                                     INDEX
                                     -----



                                                                                  Page No.
                                                                                  -------
PART I - FINANCIAL INFORMATION

  Item 1.  Consolidated Financial Statements:


           Consolidated Balance Sheets at                                          3
           April 1, 2000 and December 31, 1999


           Consolidated Statements of Operations and Comprehensive Income          4
           for the three months ended April 1, 2000 and April 3, 1999


           Consolidated Statements of Stockholders' Equity for the                  5
           three months ended April 1, 2000 and April 3, 1999


           Consolidated Statements of Cash Flows for the                            6
           three months ended April 1, 2000 and April 3, 1999


           Notes to Consolidated Financial Statements                               7


  Item 2.  Management's Discussion and Analysis of Financial Condition              8
           and Results of Operations


  Item 3.  Quantitative and Qualitative Disclosures About Market Risk               10


PART II - OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K                                         10


SIGNATURES                                                                          11


                               KOPIN CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)

                                                                                     April 1, 2000         December 31, 1999
                                                                                 ----------------------  ----------------------
Assets
Current assets:
     Cash and equivalents                                                                 $ 59,356,626            $ 65,981,848
     Marketable securities, at fair value                                                   44,324,709              33,117,555
     Accounts receivable, net of allowance of $450,800
          Billed                                                                            12,041,729              10,547,762
          Unbilled                                                                             988,220                 655,220
     Inventory                                                                               4,180,838               6,157,195
     Prepaid expenses and other current assets                                               1,247,738               1,651,905
                                                                                          ------------            ------------
          Total current assets                                                             122,139,860             118,111,485

Equipment and improvements:
     Equipment                                                                              33,953,600              32,849,431
     Leasehold improvements                                                                    808,884                 808,884
     Furniture and fixtures                                                                    493,802                 459,097
     Equipment under construction                                                            8,027,576               7,207,812
                                                                                          ------------            ------------
                                                                                            43,283,862              41,325,224
     Accumulated depreciation and amortization                                              22,047,496              20,653,963
                                                                                          ------------            ------------
                                                                                            21,236,366              20,671,261

Other assets                                                                                 5,942,817               4,352,793
Intangible assets                                                                            1,957,778               1,938,190
                                                                                          ------------            ------------
          Total assets                                                                    $151,276,821            $145,073,729
                                                                                          ============            ============

Liabilities and Stockholders' Equity
Current liabilities:
     Accounts payable                                                                     $  6,942,600            $  7,564,070
     Accrued payroll and expenses                                                            1,344,191                 990,073
     Other accrued liabilities                                                               1,629,632                 933,583
     Current portion of long-term obligations                                                1,848,521               2,142,373
                                                                                          ------------            ------------
          Total current liabilities                                                         11,764,944              11,630,099

Long-term obligations, less current portion                                                  1,998,817               2,567,100
Minority interest                                                                              844,404                 809,238
Commitments
Stockholders' equity:
     Preferred stock, par value $.01 per share:  Authorized, 3,000 shares;
          none issued and outstanding                                                                -                       -
     Common stock, par value $.01 per share: Authorized, 60,000,000 shares;
          issued, 31,352,803 shares in 2000 and 30,149,362 shares in 1999                      313,528                 301,494
     Additional paid-in capital                                                            190,463,395             186,077,638
     Deferred compensation                                                                     (96,280)               (110,035)
     Accumulated other comprehensive income                                                    426,801                 509,725
     Deficit                                                                               (54,438,788)            (56,711,530)
                                                                                          ------------            ------------
          Total stockholders' equity                                                       136,668,656             130,067,292
                                                                                          ------------            ------------
          Total liabilities and stockholders' equity                                      $151,276,821            $145,073,729
                                                                                          ============            ============


                See notes to consolidated financial statements.

                               KOPIN CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)


                                                                      Three Months Ended
                                                                      -------------------
                                                                  April 1, 2000    April 3, 1999
                                                                 ---------------  ---------------

            Revenues:
            Product revenues                                        $19,310,263      $ 5,984,932
            Research and development revenues                           429,500          744,664
                                                                    -----------      -----------
                                                                     19,739,763        6,729,596
            Expenses:
            Cost of product revenues                                 13,977,048        3,930,174
            Research and development                                  3,101,867        1,999,144
            Selling, general and administrative                       1,626,536          922,930
            Other                                                        87,900           87,900
                                                                    -----------      -----------
                                                                     18,793,351        6,940,148
                                                                    -----------      -----------

            Income (loss) from operations                               946,412         (210,552)
            Other income and expense:
            Interest and other income                                 1,439,063          534,516
            Interest expense                                            (85,886)        (118,264)
                                                                    -----------      -----------

            Income before minority interest                           2,299,589          205,700
            Minority interest in (income) loss of subsidiary            (26,847)             167
                                                                    -----------      -----------

            Net income                                              $ 2,272,742      $   205,867
                                                                    ===========      ===========
            Net income per share:
            Basic                                                          $.07             $.01
                                                                    ===========      ===========
            Diluted                                                        $.07             $.01
                                                                    ===========      ===========
            Weighted average number of common
            shares outstanding:
            Basic                                                    31,001,555       24,776,306
                                                                    ===========      ===========
            Diluted                                                  34,009,621       26,278,758
                                                                    ===========      ===========


                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                  (UNAUDITED)


                                                                      Three Months Ended
                                                                      -------------------
                                                                  April 1, 2000    April 3, 1999
                                                                 ---------------  ---------------

            Net income                                               $2,272,742         $205,867
            Foreign currency translation adjustments                     15,447          (56,516)
            Unrealized loss on marketable securities, net               (98,371)          (7,312)
                                                                     ----------         --------

            Comprehensive income                                     $2,189,818         $142,039
                                                                     ==========         ========


                See notes to consolidated financial statements.

                               KOPIN CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

               THREE MONTHS ENDED APRIL 1, 2000 AND APRIL 3, 1999

                                  (UNAUDITED)



                                        Common    Stock     Additional      Accumulated Other
                                       -----------------     Paid-in      Deferred   Comprehensive
                                       Shares     Amount     Capital    Compensation Income (Loss)   Deficit         Total
                                       ---------  ------    ---------   ------------ -------------   -------         -----

Balance, December 31, 1998           12,268,561  $122,686  $108,954,779  ($165,055)  $420,812     ($57,486,799)  $ 51,846,423

  Exercise of stock options             139,736     1,397       424,830         --         --               --        426,227

  Amortization of compensation
     relating to grant of stock              --        --            --     13,755         --               --         13,755
      options

  Net unrealized loss on marketable
     securities                              --        --            --         --     (7,312)              --         (7,312)

  Foreign currency translation
     adjustments                             --        --            --         --    (56,516)              --        (56,516)

  Net income for the three month
     period ended April 3, 1999              --        --            --         --         --          205,867        205,867
                                     ----------  --------  ------------  ---------   --------     ------------   ------------

Balance, April 3, 1999               12,408,297  $124,083  $109,379,609  ($151,300)  $356,984     ($57,280,932)  $ 52,428,444
                                     ==========  ========  ============  =========   ========     ============   ============


Balance, December 31, 1999           30,149,362  $301,494  $186,077,638  ($110,035)  $509,725     ($56,711,530)  $130,067,292

  Exercise of stock options           1,203,441    12,034     4,385,757         --         --               --      4,397,791

  Amortization of compensation
     relating to grant of stock              --        --            --     13,755         --               --         13,755
      options

  Net unrealized loss on marketable
     securities                              --        --            --         --    (98,371)              --        (98,371)

  Foreign currency translation
     adjustments                             --        --            --         --     15,447               --         15,447

  Net income for the three month
     period ended April 1, 2000              --        --            --         --         --        2,272,742      2,272,742
                                     ----------  --------  ------------  ---------   --------     ------------   ------------

Balance, April 1, 2000               31,352,803  $313,528  $190,463,395   ($96,280)  $426,801     ($54,438,788)  $136,668,656
                                     ==========  ========  ============  =========   ========     ============   ============

                See notes to consolidated financial statements.

                               KOPIN CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)


                                                                                       Three Months Ended
                                                                                 -----------------------------
                                                                                    April 1,          April 3,
                                                                                      2000             1999
                                                                                   ----------        --------

Cash flows from operating activities:
  Net income                                                                        $  2,272,742      $   205,867
  Adjustments to reconcile net income
     to net cash provided by (used in) operating activities:
     Depreciation and amortization                                                     1,452,503          937,631
    Amortization of compensation relating to grant
       of stock options                                                                   13,755           13,755
    Decrease in deferred rent                                                                  -                -
    Minority interest in income (loss) of subsidiary                                      26,847             (167)
    Changes in assets and liabilities:
       Accounts receivable                                                            (1,808,816)      (2,525,556)
       Inventory                                                                       1,994,298         (527,364)
       Prepaid expenses and other current assets                                         408,597         (287,433)
       Intangible assets                                                                (107,488)         (46,979)
       Accounts payable and accrued expenses                                             328,722        1,539,976
                                                                                    ------------      -----------
       Net cash provided by (used in) operating activities                             4,581,160         (690,270)
                                                                                    ------------      -----------

Cash flows from investing activities:
  Marketable securities                                                              (11,305,525)      (1,612,678)
  Other assets                                                                        (1,589,900)         215,963
  Capital expenditures                                                                (1,882,622)      (3,302,792)
                                                                                    ------------      -----------
       Net cash provided by (used in) investing activities                           (14,778,047)      (4,699,507)
                                                                                    ------------      -----------

Cash flows from financing activities:
  Principal payment on long-term obligations                                            (862,135)        (597,945)
  Proceeds from exercise of stock options                                              4,397,791          426,227
                                                                                    ------------      -----------
       Net cash provided by (used in) financing activities                             3,535,656         (171,718)
                                                                                    ------------      -----------
Effect of exchange rate changes on cash                                                   36,009          (18,385)
                                                                                    ------------      -----------
Net decrease in cash and equivalents                                                  (6,625,222)      (5,579,880)
Cash and equivalents, beginning of period                                             65,981,848       30,807,335
                                                                                    ------------      -----------
Cash and equivalents, end of period                                                 $ 59,356,626      $25,227,455
                                                                                    ============      ===========

Supplementary information -Interest paid in cash                                    $    108,391      $   122,596

                See notes to consolidated financial statements.

                               KOPIN CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.     BASIS OF PRESENTATION
       ---------------------

The consolidated financial statements for the three month periods ended April 1, 2000 and April 3, 1999 are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission (File No. 0-19882) for the year ended December 31, 1999.

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

All shares, income per share, and related information for 1999 give retroactive effect to the 2 for1 stock split effected in the form of a stock dividend for shareholders of record as of December 20, 1999, and effected on December 29, 1999.

2.    FOREIGN CURRENCY TRANSLATION
      ----------------------------

Assets and liabilities of non-U.S. operations are translated into U.S. dollars at period end exchange rates, and revenues and expenses at rates prevailing during the quarter. Resulting translation adjustments are accumulated as part of other comprehensive income and aggregate $528,531 of unrealized gain at April 1, 2000. Transaction gains or losses are recognized in income or loss currently.

3.    NET INCOME PER SHARE
      --------------------

Basic net income per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed using the weighted average number of common shares and potential common shares outstanding during the period using the treasury method. Potential common shares have not been included in any periods in which the effect would be anti-dilutive.

4.    STOCKHOLDERS' EQUITY
      --------------------

In October 1999, the Company completed a public offering of 4,600,000 shares of common stock at a price of $16.97 per share. Net proceeds to the Company totaled approximately $73,154,000.

5.     RECENT PRONOUNCEMENTS
       ---------------------

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

  We have two principal components of revenues: product revenues and research and development revenues. Historically, product revenues have consisted of sales of our Heterojunction Bipolar Transistor ("HBT") transistor wafers. For the three month period ended April 1, 2000, we had product revenues of $19.3 million, or 97.8% of total revenues compared to $6.0, or 88.9% of total revenues for the same period in 1999. We began shipping our CyberDisplay product in 1998. This product line represented 14.9% of our product revenues for the three months ended April 1, 2000 compared to 1.5% for the same period in 1999.

  Research and development revenues consist primarily of development contracts with agencies of the U.S. government. Management has intensified its efforts on the marketing and sales of its commercial products over the past few years resulting in the decline of research and development revenues as a percentage of total revenues. For the three months ended April 1, 2000, research and development revenues declined to $.4 million, or 2.2% of total revenues compared to $.7 million, or 11.1% of total revenues for the same period in 1999. We believe that research and development revenues will continue to decline on an annual basis as a percentage of total revenues for the near future.

RESULTS OF OPERATIONS

     REVENUES.   Our total revenues for the three months ended April 1,
2000 were $19.7 million compared to $6.7 million for the three months ended April 3, 1999, an increase of approximately $13.0 million or 194.0%. Our product revenues were $19.3 million for the three months ended April 1, 2000 compared to $6.0 million for the same period in 1999, an increase of approximately $13.3 million, or 221.7%. Product revenue growth was attributable to an increase in sales of our gallium arsenide products as well as our CyberDisplay products in the three months ended April 1, 2000 compared to the same period in 1999. For the three months ended April 1, 2000, gallium arsenide product sales and CyberDisplay product sales were $16.4 million and $2.9 million, respectively, as compared to $5.9 million and $.1 million, respectively, for the three months ended April 3, 1999. Research and development revenues for the three months ended April 1, 2000 were $.4 million, compared to $.7 million for the same period in 1999, a decrease of .3 million, or 42.9%. Research and development revenues declined primarily due to the expirations of multi-year contracts with the U.S. government.

     COST OF PRODUCT REVENUES.   Cost of product revenues, which is comprised of
materials, labor and manufacturing overhead related to our products, was $14.0 million for the three months ended April 1, 2000 compared to $3.9 million for the three months ended April 3, 1999, an increase of $10.1 million, or 259%. The increase in cost of product revenues as a percentage of product revenues in 2000 is primarily due to increased production staffing as we increased production capacity, and increased Cyberdisplay product sales as a percentage of total sales.

     RESEARCH AND DEVELOPMENT.   Research and development expenses (R&D) are
incurred under development programs for gallium arsenide and display products in support of internal development programs or programs funded by agencies of the U.S. government. R&D costs include staffing, purchases of materials and laboratory supplies, circuit design costs, fabrication and packaging of display products, and overhead. Funded R&D was $.4 million for the three months ended April 1, 2000 compared to $.9 million for the three months ended April 3, 1999, a decrease of $.5 million, due to reduced expenses caused by the expiration of multi-year contracts with agencies of the U.S. government. Internal R&D was $2.6 million for the three months ended April 1, 2000 compared to $1.1 million during the corresponding period in 1999, an increase of $1.5 million. The increase in internal R&D was primarily the result of development activities related primarily to higher resolution displays.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses (S,G&A) consist of the expenses incurred by our's sales and marketing personnel and related expenses, and administrative and general corporate expenses. S,G&A was $1.6 million for the three months ended April 1, 2000 compared to $.9 million during the corresponding period in 1999, an increase of $.7 million, or 78.8%. The increase in S,G&A for the three months ended April 1, 2000 was primarily due to increases in headcount in the sales and marketing, procurement and accounting staffs in support of our revenue growth. In addition, S,G&A expenses include non-cash charges for compensation expense of $13,755 for both three month periods in 2000 and 1999, relating to the issuance of certain stock options.

  OTHER.   Other expenses, primarily amortization of patents and licenses, were
$87,900 for both the three month periods ended April 1, 2000 and April 3, 1999.

  OTHER INCOME, NET.   Other income, net was $1.3 million for the three months
ended April 1, 2000 compared to $.4 million during the corresponding period in 1999. Interest income earned during the three months ended April 1, 2000 increased $.9 million, compared to the corresponding period in 1999, due to higher cash balances resulting from the October 1999 equity placement and higher interest rates.

LIQUIDITY AND CAPITAL RESOURCES

  We have financed our operations primarily through public and private placements of its equity securities, research and development contract revenues, and sales of its gallium arsenide and display products. We believe our available cash resources will support our operations and capital needs for at least the next twelve months.

  As of April 1, 2000, we had cash and equivalents and marketable securities of $103.7 million and working capital of $110.4 million compared to $99.1 million and $106.5 million, respectively, as of December 31, 1999. The increase in cash and equivalents and marketable securities was primarily due to cash provided by operations of $4.6 million and proceeds from the exercise of stock options of $4.4 million, offset by capital and investment expenditures of $3.5 million and principal payments on long-term obligations of $.9 million. The increase in capital expenditures is primarily for our expansion programs to increase manufacturing capacity for our gallium arsenide and display products.

  We periodically enter into long-term debt arrangements to finance equipment purchases and other activities. As of April 1, 2000, debt obligations totaled $3.8 million, of which $1.8 million is payable in the next twelve months.

  Our CyberDisplay products are targeted at are large sales volume consumer electronic and wireless communication applications. We believe that in order to obtain customers in these markets, it has been necessary to make significant investments in equipment and infrastructure. We believe that it will be necessary to continue to make significant investments in equipment and development in order to produce current and future CyberDisplay products. As a result of the current cost structure of our CyberDisplay product line, our ability to achieve profitability in that product line depends upon increasing significant sales volumes, automating certain processes and achieving higher gross profit margins. We have not yet produced our CyberDisplay products at volumes necessary to achieve profitability. Accordingly, we may not be able to obtain sufficient sales volumes, or if sufficient sales volumes are achieved, we may not be able to produce our CyberDisplay products at a gross margin which will allow the product line to generate a profit.

  We lease equipment and our facilities located in Taunton and Westborough, Massachusetts, and Los Gatos, California, under non-cancelable operating leases. Our Taunton leases expire through May 2010. The Westborough lease expires in October 2002, with renewable options for up to two additional years at our election. The Los Gatos lease covers a five year period terminating in 2002. We will make lease payments of approximately $1.4 million per year over the remaining terms of these leases.

  We expect to expend approximately $30.0 million on capital expenditures over the next twelve months, primarily for the acquisition of equipment relating to the production of our HBT transistors and the manufacturing, packaging and testing of CyberDisplay products, including the establishment of a second manufacturing product facility for our HBT transistor wafers.

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

   Certain of the statements contained in this Form 10-Q, including Management's Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking statements that involve risks and uncertainties. In addition to the risks and uncertainties set forth in this Form 10-Q, other factors that could cause actual results to differ materially include the following: general economic and business conditions and growth in the flat panel display industry and the gallium arsenide integrated circuit and materials industries, the impact of competitive products and pricing, availability of third party components, availability of integrated circuit fabrication facilities, cost and yields associated with production of the Company's CyberDisplay imaging devices and transistor wafers, loss of significant customers, acceptance of the Company's products, continued performance by Kopin and its key customers under strategic relationships, changes in foreign currency exchange rates, and the risk factors and cautionary statements listed from time to time in the Company's periodic reports and registration statements filed with the Securities and Exchange Commission, including but not limited to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

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


                                         KOPIN CORPORATION
                                         (Registrant)



Date: May 16, 2000                      By: /s/ John C.C. Fan
                                          ----------------------------------
                                          John C.C. Fan
                                          President, Chief Executive Officer
                                          and Chairman of the Board of Directors
                                          (Principal Executive Officer)



Date: May 16, 2000                      By: /s/ Richard A. Sneider
                                          ----------------------------------
                                          Richard A. Sneider
                                          Treasurer and Chief Financial Officer
                                          (Principal Financial and Accounting
                                          Officer)