Form 10-Q
period 2000-07-01
KOPIN CORP
filed 2000-08-15
CIK 771266

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR l5(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended July 1, 2000

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

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


              Class                    Outstanding as of July 31, 2000
              -----                    -------------------------------

   Common Stock, par value $ .01                 63,217,742

                               KOPIN CORPORATION

                                     INDEX
                                     -----

                                                                              Page No.
                                                                              -------
PART I -   FINANCIAL INFORMATION

  Item 1.  Consolidated Financial Statements:


           Consolidated Balance Sheets at                                         3
           July 1, 2000 and December 31, 1999


           Consolidated Statements of Income and Comprehensive Income             4
           for the three and six  months ended July 1, 2000 and July 3, 1999


           Consolidated Statements of Stockholders' Equity for the                5
           six  months ended July 1, 2000 and July 3, 1999


           Consolidated Statements of Cash Flows for the                          6
           six  months ended July 1, 2000 and July 3, 1999


           Notes to Consolidated Financial Statements                             7


  Item 2.  Management's Discussion and Analysis of Financial Condition            8
           and Results of Operations


  Item 3.  Quantitative and Qualitative Disclosures About Market Risk            10


PART II -  OTHER INFORMATION

  Item 4   Submissions of Matters to a Vote of Security-Holders                  10

  Item 6.  Exhibits and Reports on Form 8-K                                      11


SIGNATURES                                                                       12

                               KOPIN CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)

                                                                      July 1, 2000         December 31, 1999
                                                                ----------------------  ----------------------
Assets
Current assets:
     Cash and equivalents                                            $ 41,109,423            $ 65,981,848
     Marketable securities, at fair value                              54,423,951              33,117,555
     Accounts receivable, net of allowance of $450,000
          Billed                                                       14,241,462              10,547,762
          Unbilled                                                      1,157,839                 655,220
     Inventory                                                          4,154,116               6,157,195
     Prepaid expenses and other current assets                          1,166,341               1,651,905
                                                                     ------------            ------------
          Total current assets                                        116,253,132             118,111,485

Equipment and improvements:
     Equipment                                                         34,670,784              32,849,431
     Leasehold improvements                                               808,884                 808,884
     Furniture and fixtures                                               508,392                 459,097
     Equipment under construction                                      17,826,399               7,207,812
                                                                     ------------            ------------
                                                                       53,814,459              41,325,224
     Accumulated depreciation and amortization                         22,757,718              20,653,963
                                                                     ------------            ------------
                                                                       31,056,741              20,671,261

Other assets                                                            8,551,612               4,352,793
Intangible assets                                                       1,696,430               1,938,190
                                                                     ------------            ------------
          Total assets                                               $157,557,915            $145,073,729
                                                                     ============            ============

Liabilities and Stockholders' Equity
Current liabilities:
     Accounts payable                                                $  6,709,578            $  7,564,070
     Accrued payroll and expenses                                         724,337                 990,073
     Other accrued liabilities                                          3,147,778                 933,583
     Current portion of long-term obligations                           1,617,836               2,142,373
                                                                     ------------            ------------
          Total current liabilities                                    12,199,529              11,630,099

Long-term obligations, less current portion                             1,750,000               2,567,100
Minority interest                                                       1,323,105                 809,238
Commitments and contingencies
Stockholders' equity:
     Preferred stock, par value $.01 per share:
      Authorized, 3,000 shares; none issued and outstanding                     -                       -
     Common stock, par value $.01 per share: Authorized,
      120,000,000 shares; issued, 63,217,742 shares
      in 2000 and 60,298,724 shares in 1999                               632,178                 602,987
     Additional paid-in capital                                       191,960,067             185,776,145
     Deferred compensation                                                (82,525)               (110,035)
     Accumulated other comprehensive income                               399,174                 509,725
     Deficit                                                          (50,623,613)            (56,711,530)
                                                                     ------------            ------------
          Total stockholders' equity                                  142,285,281             130,067,292
                                                                     ------------            ------------
          Total liabilities and stockholders' equity                 $157,557,915            $145,073,729
                                                                     ============            ============

                See notes to consolidated financial statements.

                               KOPIN CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME

                                  (UNAUDITED)

                                                  Three Months Ended              Six Months Ended
                                                ---------------------            ------------------
                                            July 1, 2000    July 3, 1999    July 1, 2000     July 3, 1999
                                           ---------------  -------------  ---------------  ---------------
Revenues:
   Product revenues                           $24,332,145    $ 7,926,132      $43,642,408      $13,911,064
   Research and development revenues               62,499        688,269          491,999        1,432,933
                                              -----------    -----------      -----------      -----------
                                               24,394,644      8,614,401       44,134,407       15,343,997
Expenses:
   Cost of product revenues                    16,829,991      5,891,308       30,807,039        9,821,482
   Research and development                     1,426,068      1,347,670        4,527,935        3,346,814
   Selling, general and administrative          3,354,580      1,421,067        4,981,116        2,343,997
   Other                                          312,174         91,375          400,074          179,275
                                              -----------    -----------      -----------      -----------
                                               21,922,813      8,751,420       40,716,164       15,691,568
                                              -----------    -----------      -----------      -----------

   Income (loss) from operations                2,471,831       (137,019)       3,418,243         (347,571)
   Other income and expense:
    Interest and other income                   1,446,506        407,120        2,885,569          941,636
    Interest expense                             (100,160)       (97,896)        (186,046)        (216,160)
                                              -----------    -----------      -----------      -----------

   Income before minority interest              3,818,177        172,205        6,117,766          377,905
   Minority interest in income of                  (3,002)       (25,682)         (29,849)         (25,515)
   subsidiary                                 -----------    -----------      -----------      -----------

   Net income                                 $ 3,815,175    $   146,523      $ 6,087,917      $   352,390
                                              ===========    ===========      ===========      ===========
   Net income per share:
    Basic                                            $.06           $.00             $.10             $.01
                                              ===========    ===========      ===========      ===========
    Diluted                                          $.06           $.00             $.09             $.01
                                              ===========    ===========      ===========      ===========
   Weighted average number of common
   shares outstanding:
    Basic                                      63,037,210     49,745,576       62,520,160       49,647,528
                                              ===========    ===========      ===========      ===========
    Diluted                                    68,154,383     52,598,432       68,068,015       52,576,408
                                              ===========    ===========      ===========      ===========

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                  (UNAUDITED)

                                                  Three Months Ended              Six Months Ended
                                                ---------------------            ------------------
                                            July 1, 2000    July 3, 1999    July 1, 2000     July 3, 1999
                                           ---------------  -------------  ---------------  ---------------

   Net income                                  $3,815,175       $146,523       $6,087,917        $352,390
   Foreign currency translation                    (9,796)       107,471            5,651          50,955
   adjustments
   Unrealized loss on marketable                  (17,831)        (3,086)        (116,202)        (10,398)
   securities, net                             ----------       --------       ----------        --------

   Comprehensive income                        $3,787,548       $250,908       $5,977,366        $392,947
                                               ==========       ========       ==========        ========

                See notes to consolidated financial statements.

                               KOPIN CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                 SIX MONTHS ENDED JULY 1, 2000 AND JULY 3, 1999

                                  (UNAUDITED)

                                  Common     Stock      Additional                    Accumulated Other
                                  -----------------     Paid-in           Deferred     Comprehensive
                                  Shares     Amount     Capital         Compensation      Income         Deficit         Total
                                  ------     ------     -------         ------------      ------         -------         -----
Balance, December 31, 1998     49,074,244  $490,744     $108,586,721     ($165,055)     $ 420,812       ($57,486,799)  $ 51,846,423

  Exercise of stock options       856,532     8,564        1,162,243            --             --                 --      1,170,807

  Amortization of compensation
     relating to grant of stock        --        --               --        27,510             --                 --         27,510
      options

  Net unrealized loss on
     marketable
     securities, net                   --        --               --            --        (10,398)                --        (10,398)

  Foreign currency translation
     adjustments                       --        --               --            --         50,955                 --         50,955

  Net income for the six month
     period ended July 3, 1999         --        --               --            --             --            352,390        352,390
                               ----------  --------     ------------     ---------      ---------       ------------   ------------

Balance, July 3, 1999          49,930,776  $499,308     $109,748,964     ($137,545)     $ 461,369       ($57,134,409)  $ 53,437,687
                               ==========  ========     ============     =========      =========       ============   ============

Balance, December 31, 1999     60,298,724  $602,987     $185,776,145     ($110,035)     $ 509,725       ($56,711,530)  $130,067,292

  Exercise of stock options     2,919,018    29,191        6,183,922            --             --                 --      6,213,113

  Amortization of compensation
     relating to grant of stock
      options                          --        --               --        27,510             --                 --         27,510

  Net unrealized loss on
     marketable
     securities, net                   --        --               --            --       (116,202)                --       (116,202)

  Foreign currency translation
     adjustments                       --        --               --            --          5,651                 --          5,651

  Net income for the six month
     period ended July 1, 2000         --        --               --            --             --          6,087,917      6,087,917
                               ----------  --------     ------------     ---------      ---------       ------------   ------------

Balance, July 1, 2000          63,217,742  $632,178     $191,960,067      ($82,525)     $ 399,174       ($50,623,613)  $142,285,281
                               ==========  ========     ============     =========      =========       ============   ============

                See notes to consolidated financial statements.

                               KOPIN CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                                    Six Months Ended
                                                                                    ----------------
                                                                            July 1, 2000            July 3, 1999
                                                                            ------------            ------------
Cash flows from operating activities:
  Net income                                                                $  6,087,917            $    352,390
  Adjustments to reconcile net income
     to net cash provided by (used in) operating activities:
     Depreciation and amortization                                             3,739,698               1,916,113
    Amortization of compensation relating to grant
       of stock options                                                           27,510                  27,510
    Minority interest in income of subsidiary                                     29,849                  25,515
    Changes in assets and liabilities:
       Accounts receivable                                                    (4,183,381)             (4,251,666)
       Inventory                                                               2,017,524              (1,792,579)
       Prepaid expenses and other current assets                                 488,850                (477,584)
       Intangible assets                                                        (158,313)               (169,609)
       Accounts payable and accrued expenses                                     981,805               1,514,468
                                                                            ------------            ------------
       Net cash provided by (used in) operating activities                     9,031,459              (2,855,442)
                                                                            ------------            ------------

Cash flows from investing activities:
  Marketable securities                                                      (21,422,598)             (1,728,920)
  Other assets                                                                (4,198,724)                (99,077)
  Capital expenditures                                                       (13,688,938)             (5,922,168)
                                                                            ------------            ------------
       Net cash provided by (used in) investing activities                   (39,310,260)             (7,750,165)
                                                                            ------------            ------------

Cash flows from financing activities:
  Principal payment on long-term obligations                                  (1,341,637)             (1,175,337)
  Issuance of stock by subsidiary                                                507,101                       -
  Proceeds from exercise of stock options                                      6,213,113               1,170,807
                                                                            ------------            ------------
       Net cash provided by (used in) financing activities                     5,378,577                  (4,530)
                                                                            ------------            ------------
Effect of exchange rate changes on cash                                           27,799                  21,660
                                                                            ------------            ------------
Net decrease in cash and equivalents                                         (24,872,425)            (10,588,477)
Cash and equivalents, beginning of period                                     65,981,848              30,807,335
                                                                            ------------            ------------
Cash and equivalents, end of period                                         $ 41,109,423            $ 20,218,858
                                                                            ============            ============

 Supplementary information -Interest paid in cash                           $    195,330            $    235,547

                See notes to consolidated financial statements.

                               KOPIN CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION
     ---------------------

The consolidated financial statements for the six month periods ended July 1, 2000 and July 3, 1999 are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission (File No. 0-19882) for the year ended December 31, 1999.

The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for any other interim period or for a full fiscal year.

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiary and Kowon Technology Co., Ltd. ("Kowon"), a majority owned subsidiary located in Korea. During the quarter, the Company has made an additional investment in Kowon increasing in its equity position from 65% to 67%. All intercompany transactions and balances have been eliminated.

All share data, income per share, and related information for 1999 and 2000 give retroactive effect to the 2 for 1 stock split effected in the form of a stock dividend for shareholders of record as of June 30, 2000, which was effected on July 12, 2000. All share data, income per share, and related information for 1999 also give retroactive effect to the 2 for 1 stock split effected in the form of a stock dividend for shareholders of record as of December 20, 1999, which was effected on December 29, 1999.

2.   FOREIGN CURRENCY TRANSLATION
     ----------------------------

Assets and liabilities of non-U.S. operations are translated into U.S. dollars at period end exchange rates, and revenues and expenses at rates prevailing during the quarter. Resulting translation adjustments are accumulated as part of other comprehensive income and aggregate $518,735 of unrealized gain at July 1, 2000. Transaction gains or losses are recognized in income or loss currently.

3.   NET INCOME PER SHARE
     --------------------

Basic net income per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed using the weighted average number of common shares and potential common shares outstanding during the period using the treasury method. Potential common shares consist of outstanding options issued under the Company's stock option plans.

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

The Securities and Exchange Commission ("SEC") has released staff accounting Bulletin No. 101, "Revenue Recognition in Financial Statements", which sets forth their views regarding revenue recognition. The Company believes its revenue recognition practices are substantially in compliance with this bulletin.

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

     We have two principal components of revenues: product revenues and research and development revenues. Historically, product revenues have consisted of sales of our Heterojunction Bipolar Transistor ("HBT") transistor wafers. For the six month period ended July 1, 2000, we had product revenues of $43.6 million, or 98.9% of total revenues compared to $13.9 million, or 90.7% of total revenues for the same period in 1999. We began shipping our CyberDisplay product in 1998. This product line represented 17.7% of our product revenues for the six months ended July 1, 2000 compared to 10.2% for the same period in 1999.

     Research and development revenues consist primarily of development contracts with agencies of the U.S. government. Management has intensified its efforts on the marketing and sales of its commercial products over the past few years resulting in the decline of research and development revenues as a percentage of total revenues. For the six months ended July 1, 2000, research and development revenues declined to $.5 million, or 1.1% of total revenues compared to $1.4 million, or 9.3% of total revenues for the same period in 1999. We believe that research and development revenues will continue to decline on an annual basis as a percentage of total revenues for the near future.

RESULTS OF OPERATIONS

     REVENUES. Our total revenues for the three and six months ended July 1, 2000 were $24.4 million and $44.1 million, respectively, compared to $8.6 million and $15.3 million during the corresponding periods in 1999. This represented increases of approximately $15.8 million or 183.7% and $28.8 million or 188.2% for the three and six months ended July 1, 2000, respectively. Our product revenues were $24.3 million and $43.6 million for the three and six months ended July 1, 2000, respectively, compared to $7.9 million and $13.9 million for the same periods in 1999, increases of approximately $16.4 million or 207.6% and $29.7 million or 213.7%, respectively. Product revenue growth was attributable to an increase in sales of our gallium arsenide products as well as our CyberDisplay products in the three and six months ended July 1, 2000 compared to the same periods in 1999. For the six months ended July 1, 2000, gallium arsenide product sales and CyberDisplay product sales were $35.9 million and $7.7 million, respectively, as compared to $12.5 million and $1.4 million, respectively, for the six months ended July 3, 1999. Research and development revenues for the three and six months ended July 1, 2000 were $.1 million and $.5 million compared to $.7 million and $1.4 million for the same period in 1999, decreases of $.6 million or 85.7% and $.9 million or 64.3%, respectively. Research and development revenues declined primarily due to the expirations of multi-year contracts with the U.S. government.

     COST OF PRODUCT REVENUES. Cost of product revenues, which is comprised of materials, labor and manufacturing overhead related to our products, was $16.8 million and $30.8 million for the three and six months ended July 1, 2000 compared to $5.9 million and $9.8 million during the corresponding periods in 1999. This represented an increase of $10.9 million, or 184.8% for the three months ended July 1, 2000, and an increase of $21.0 million or 214.3% for the six months ended July 1, 2000. For the six months ended July 1, 2000 and July 3, 1999, cost of product revenues as a percentage of sales was 70.5% and 70.6%, respectively.

     RESEARCH AND DEVELOPMENT.   Research and development expenses (R&D) are
incurred under development programs for gallium arsenide and display products in support of internal development programs or programs funded by agencies of the U.S. government. R&D costs include staffing, purchases of materials and laboratory supplies, circuit design costs, fabrication and packaging of display products, and overhead. Funded R&D was $.2 million and $.6 million for the three and six months ended July 1, 2000 compared to $.8 million and $1.7 million for the same periods in the prior year, decreases of $.6 million and $1.1 million, respectively, due to reduced expenses caused by the expiration of multi-year contracts with agencies of the U.S. government. Internal R&D was $1.2 million and $3.9 million for the three and six months ended July 1, 2000 compared to $.5 million and $1.6 million during the corresponding periods in 1999. The increase in internal R&D was primarily the result of development activities related primarily to higher resolution displays.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses (S,G&A) consist of the expenses incurred by our sales and marketing personnel and related expenses, and administrative and general corporate expenses. S,G&A was $3.4 million for the three months ended July 1, 2000 compared to $1.4 million during the corresponding period in 1999, an increase of $2.0 million, or 142.9%. S,G&A was $5.0 million for the six months ended July 1, 2000 compared to $2.3 million during the corresponding period in 1999, an increase of $2.7 million, or 117.4%. The increase in S,G&A was primarily due to increases in sales and marketing travel expenses, headcount in procurement, management information and accounting staffs. In addition, S,G&A expenses include non-cash charges for compensation expense of $27,510 for both six month periods in 2000 and 1999, relating to the issuance of certain stock options.

     OTHER. Other expenses, primarily amortization of patents and licenses, were $.3 million and $.4 million for the three and six month periods ended July 1, 2000 compared to $.1 million and $.2 million during the corresponding periods in 1999.

     OTHER INCOME, NET. Other income, net was $1.3 million and $2.7 million for the three and six months ended July 1, 2000 compared to $.3 million and $.7 million during the corresponding period in 1999. Interest income earned during the three and six months ended July 1, 2000 increased $1.0 million and $1.9 million, respectively, due to higher cash balances resulting from the October 1999 equity placement and higher interest rates.

LIQUIDITY AND CAPITAL RESOURCES

     We have financed our operations primarily through public and private placements of our equity securities, research and development contract revenues, and sales of our gallium arsenide and display products. We believe our available cash resources will support our operations and capital needs for at least the next twelve months.

     As of July 1, 2000, we had cash and equivalents and marketable securities of $95.5 million and working capital of $104.1 million compared to $99.1 million and $106.5 million, respectively, as of December 31, 1999. The decrease in cash and equivalents and marketable securities was primarily due to capital and investment expenditures of $17.9 million and principal payments on long-term obligations of $1.3 million, partially offset by cash provided by operations of $9.5 million and proceeds from the exercise of stock options of $6.2 million. The increase in capital expenditures is primarily for our expansion programs to increase manufacturing capacity for our gallium arsenide and display products.

     Our subsidiary, Kowon, issued additional shares of common stock to its existing shareholders which resulted in an increase in cash and equivalents of $.5 million.

     We periodically enter into long-term debt arrangements to finance equipment purchases and other activities. As of July 1, 2000, debt obligations totaled $3.4 million, of which $1.6 million is payable in the next twelve months.

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

     We lease equipment and our facilities located in Taunton and Westborough, Massachusetts, and Los Gatos, California, under non-cancelable operating leases. The Taunton leases expire through May 2010. The Westborough lease expires in October 2002, with renewable options for up to two additional years at our election. The Los Gatos lease covers a five year period terminating in 2002. We will make lease payments of approximately $1.4 million per year over the remaining terms of these leases.

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

     The Securities and Exchange Commission ("SEC") has released staff accounting Bulletin No. 101, "Revenue Recognition in Financial Statements", which sets forth their views regarding revenue recognition. The Company believes its revenue recognition practices are substantially in compliance with this bulletin.

     Certain of the statements contained in this Form 10-Q, including Management's Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking statements that involve a number of risks and uncertainties. In addition to the risks and uncertainties set forth in this Form 10-Q, other factors that could cause actual results to differ materially include the following: general economic and business conditions and growth in the flat panel display and the gallium arsenide integrated circuit and materials industries, the impact of competitive products and pricing, availability of third party components and wafer substrates, availability of integrated circuit fabrication facilities, cost and yields associated with production of the Company's CyberDisplay imaging devices and HBT transistor wafers, loss of significant customers, acceptance of the Company's products, continuation of strategic relationships, changes in foreign currency exchange rates, and the risk factors and cautionary statements listed from time to time in the Company's periodic reports and registration statements filed with the Securities and Exchange Commission, including but not limited to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.


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


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

On May 25, 2000, the Company held an Annual Meeting of Stockholders to consider and vote upon the following four proposals:

(1) A proposal to elect six directors of the Company to their successors are duly elected and qualified. serve until the next Annual Meeting of Stockholders and until

(2) A proposal to amend the Company's certificate of incorporation to increase the number of authorized shares from 60,000,000 to 120,000,000.

(3) A proposal to ratify the amendment to the Company's 1992 Stock Option Plan increasing the number of shares authorized for issuance under the Plan.

(4) A proposal to ratify the appointment of Deloitte & Touche LLP as independent accountants of the Company for the current fiscal year.

Results with respect to the voting on each of the proposals were as follows:

                                        For           Withheld Authority
                                     ----------       ------------------
Proposal 1:    John C.C. Fan         27,384,676             367,917
               David E. Brook        27,356,431             396,162
               Andrew H. Chapman     27,499,184             253,409
               Morton Collins        27,498,873             253,720
               Chi Chia Hsieh        27,148,687             603,906
               Michael A. Wall       27,384,076             368,517

Proposal 2:    26,061,274 votes for; 1,638,637 votes against; 52,682
               abstentions; and 0 broker non-votes.

Proposal 3:    19,425,752 votes for; 8,229,905 votes against; 96,936
               abstentions; and 0 broker non-votes.

Proposal 4:    27,626,246 votes for; 82,537 votes against; 43,810 abstentions;
               and 0 broker non-votes.

PART II. OTHER INFORMATION


Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

3.2(a)  Amendment to Certificate of Incorporation

3.2(b)  Amendment to Certificate of Incorporation

10.3    Amendment to 1992 Stock Option Agreement

10.26 Amended and Restated Employment Agreement between the Company and Dr. John C.C. Fan, dated as of February 20, 2000


27      Financial Data Schedule

(b)     Reports on Form 8-K

        None

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  KOPIN CORPORATION
                                  (Registrant)



Date: August 11, 2000             By: /s/ John C.C. Fan
                                      -----------------
                                      John C.C. Fan
                                      President, Chief Executive Officer and
                                      Chairman of the Board of Directors
                                      (Principal Executive Officer)



Date: August 11, 2000             By: /s/ Richard A. Schneider
                                      ------------------------
                                      Richard A. Sneider
                                      Treasurer and Chief Financial Officer
                                      (Principal Financial and Accounting
                                      Officer)