Form 10-Q
period 2000-09-30
KOPIN CORP
filed 2000-11-14
CIK 771266

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR l5(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 30, 2000

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


Applicable only to corporate issuers:


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


        Class                      Outstanding as of October 17, 2000
        -----                      ----------------------------------

 Common Stock, par value $ .01                63,427,577

                               KOPIN CORPORATION

                                     INDEX
                                     -----



                                                            Page No.
                                                            -------
PART I - FINANCIAL INFORMATION

  Item 1.  Consolidated Financial Statements:


           Consolidated Balance Sheets at                    3
           September 30, 2000 and December 31, 1999

           Consolidated Statements of Operations and         4
           Comprehensive Income for the three and nine months ended September 30, 2000 and October 2, 1999

           Consolidated Statements of Stockholders' Equity   5
           for the nine months ended September 30, 2000 and October 2, 1999

           Consolidated Statements of Cash Flows for the     6
           nine months ended September 30, 2000 and October 2, 1999


           Notes to Consolidated Financial Statements        7


  Item 2.  Management's Discussion and Analysis of           8
           Financial Condition and Results of Operations


  Item 3.  Quantitative and Qualitative Disclosures          10
           About Market Risk

PART II - OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K                  10


SIGNATURES                                                   11

                               KOPIN CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)

                                                                                   September 30, 2000       December 31, 1999
                                                                                 -----------------------  ---------------------
ASSETS
Current assets:
     Cash and equivalents                                                                  $ 35,975,202           $ 65,981,848
     Marketable securities, at fair value                                                    51,062,663             33,117,555
     Accounts receivable, net of allowance of $450,000
          Billed                                                                             16,415,058             10,547,762
          Unbilled                                                                              424,874                655,220
     Inventory                                                                                4,500,765              6,157,195
     Prepaid expenses and other current assets                                                1,434,164              1,651,905
                                                                                           ------------           ------------
          Total current assets                                                              109,812,726            118,111,485

Equipment and improvements:
     Equipment                                                                               42,248,168             32,849,431
     Leasehold improvements                                                                     808,884                808,884
     Furniture and fixtures                                                                     523,947                459,097
     Equipment under construction                                                            19,546,356              7,207,812
                                                                                           ------------           ------------
                                                                                             63,127,355             41,325,224
     Accumulated depreciation and amortization                                               24,459,018             20,653,963
                                                                                           ------------           ------------
                                                                                             38,668,337             20,671,261

Other assets                                                                                  9,909,587              4,352,793
Intangible assets                                                                             1,629,529              1,938,190
                                                                                           ------------           ------------
          Total assets                                                                     $160,020,179           $145,073,729
                                                                                           ============           ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                                      $  5,671,861           $  7,564,070
     Accrued payroll and expenses                                                               725,623                990,073
     Other accrued liabilities                                                                2,469,451                933,583
     Current portion of long-term obligations                                                 1,531,887              2,142,373
                                                                                           ------------           ------------
          Total current liabilities                                                          10,398,822             11,630,099

Long-term obligations, less current portion                                                   1,500,000              2,567,100
Minority interest                                                                             1,368,786                809,238
Commitments and contingencies
Stockholders' equity:
     Preferred stock, par value $.01 per share:  Authorized, 3,000 shares;
          none issued and outstanding                                                                 -                      -
     Common stock, par value $.01 per share: Authorized, 120,000,000 shares;
          issued, 63,418,797 shares in 2000 and 60,298,724 shares in 1999                       634,188                602,987
     Additional paid-in capital                                                             192,149,720            185,776,145
     Deferred compensation                                                                      (68,770)              (110,035)
     Accumulated other comprehensive income                                                     469,764                509,725
     Deficit                                                                                (46,432,331)           (56,711,530)
                                                                                           ------------           ------------
          Total stockholders' equity                                                        146,752,571            130,067,292
                                                                                           ------------           ------------
          Total liabilities and stockholders' equity                                       $160,020,179           $145,073,729
                                                                                           ============           ============


                See notes to consolidated financial statements.

                               KOPIN CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)


                                                 Three Months Ended               Nine Months Ended
                                                 -------------------              ------------------
                                            September 30,     October 2,    September 30,       October 2,
                                                 2000            1999            2000              1999
                                           ----------------  ------------  ----------------    --------------
Revenues:
   Product revenues                            $23,279,680   $ 9,191,188       $66,922,088       $23,102,252
   Research and development revenues               551,051       545,093         1,043,050         1,978,026
                                               -----------   -----------       -----------       -----------
                                                23,830,731     9,736,281        67,965,138        25,080,278
Expenses:
   Cost of product revenues                     17,643,127     7,162,856        48,450,166        16,984,338
   Research and development                      1,713,681     1,550,513         6,241,616         4,897,327
   Selling, general and administrative           1,520,358     1,525,932         6,501,474         3,869,929
   Other                                            66,900        89,816           466,974           269,091
                                               -----------   -----------       -----------       -----------

                                                20,944,066    10,329,117        61,660,230        26,020,685
                                               -----------   -----------       -----------       -----------

Income (loss) from operations                    2,886,665      (592,836)        6,304,908          (940,407)
Other income and expense:
   Interest and other income                     1,446,321       374,814         4,331,890         1,316,450
   Interest expense                                (94,290)      (85,622)         (280,336)         (301,782)
                                               -----------   -----------       -----------       -----------

Income before minority interest                  4,238,696      (303,644)       10,356,462            74,261
Minority interest in income of                     (47,414)      (50,141)          (77,263)          (75,656)
 subsidiary                                    -----------   -----------       -----------       -----------

Net income (loss)                              $ 4,191,282  ($   353,785)      $10,279,199       ($    1,395)
                                               ===========   ===========       ===========       ===========
Net income (loss) per share:
   Basic                                              $.07        ($ .01)             $.16              $.00
                                               ===========   ===========       ===========       ===========
   Diluted                                            $.06        ($ .01)             $.15              $.00
                                               ===========   ===========       ===========       ===========
Weighted average number of common
shares outstanding:
   Basic                                        63,237,559    50,331,780        62,759,293        49,873,132
                                               ===========   ===========       ===========       ===========
   Diluted                                      67,278,717    50,331,780        67,714,654        49,873,132
                                               ===========   ===========       ===========       ===========


                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                  (UNAUDITED)

                                                  Three Months Ended               Nine Months Ended
                                                  ------------------               -----------------
                                             September 30,    October 2,     September 30,      October 2,
                                                 2000            1999             2000             1999
                                            ---------------  -------------  ----------------  --------------
   Net income (loss)                            $4,191,282     ($ 353,785)      $10,279,199    ($     1,395)
   Foreign currency translation                     (3,551)       (96,047)            2,100         (45,092)
   adjustments
   Unrealized gain (loss) on marketable
   securities, net                                  74,141          1,930           (42,061)         (8,468)
                                                ----------     ----------       -----------       ---------

   Comprehensive income (loss)                  $4,261,872     ($ 447,902)      $10,239,238     ($   54,955)
                                                ==========     ==========       ===========       =========

                See notes to consolidated financial statements.

                               KOPIN CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

            NINE MONTHS ENDED SEPTEMBER 30, 2000 AND OCTOBER 2, 1999

                                  (UNAUDITED)

                                                                                    Accumulated
                                       Common  Stock       Additional                  Other
                                       -------------         Paid-in      Deferred  Comprehensive
                                       Shares   Amount       Capital    Compensation  Income      Deficit       Total
                                      --------  ------      --------    ------------  ------      -------       -----
Balance, December 31, 1998           49,074,244  $490,742  $108,586,723  ($165,055)  $420,812   ($57,486,799)  $ 51,846,423

  Exercise of stock options           1,518,344    15,183     2,850,950         --         --             --      2,866,133

  Amortization of compensation
     relating to grant of stock              --        --            --     41,265         --             --         41,265
      options

  Net unrealized loss on marketable
    securities, net                          --        --            --         --     (8,468)            --         (8,468)

  Foreign currency translation
     adjustments                             --        --            --         --    (45,092)            --        (45,092)

  Net loss for the nine month
     period ended October 2, 1999            --        --            --         --         --         (1,395)        (1,395)
                                     ----------  --------  ------------  ---------   --------   ------------   ------------

Balance, October 2, 1999             50,592,588  $505,925  $111,437,673  ($123,790)  $367,252   ($57,488,194)  $ 54,698,866
                                     ==========  ========  ============  =========   ========   ============   ============


Balance, December 31, 1999           60,298,724  $602,987  $185,776,145  ($110,035)  $509,725   ($56,711,530)  $130,067,292

  Exercise of stock options           3,120,073    31,201     6,373,575         --         --             --      6,404,776

  Amortization of compensation
     relating to grant of stock              --        --            --     41,265         --             --         41,265
      options

  Net unrealized loss on marketable
     securities, net                         --        --            --         --    (42,061)            --        (42,061)

  Foreign currency translation
     adjustments                             --        --            --         --      2,100             --          2,100

  Net income for the nine month
    period ended September 30, 2000          --        --            --         --         --     10,279,199     10,279,199
                                     ----------  --------  ------------  ---------   --------   ------------   ------------
Balance, September 30, 2000          63,418,797  $634,188  $192,149,720   ($68,770)  $469,764   ($46,432,331)  $146,752,571
                                     ==========  ========  ============  =========   ========   ============   ============

                See notes to consolidated financial statements.

                               KOPIN CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                                          Nine Months Ended
                                                                                          -----------------
                                                                               September 30, 2000        October 2, 1999
                                                                               --------------------     ----------------
Cash flows from operating activities:
  Net income (loss)                                                                   $ 10,279,199         ($  1,395)
  Adjustments to reconcile net income (loss)
     to net cash provided by (used in) operating activities:
    Depreciation and amortization                                                        5,508,197         2,991,349
    Amortization of compensation relating to grant
       of stock options                                                                     41,265            41,265
    Minority interest in income of subsidiary                                               77,263            75,656
    Changes in assets and liabilities:
       Accounts receivable                                                              (5,623,823)       (6,647,744)
       Inventory                                                                         1,670,298        (2,292,815)
       Prepaid expenses and other current assets                                           221,186          (443,748)
       Intangible assets                                                                  (158,312)         (218,886)
       Accounts payable and accrued expenses                                              (717,795)        5,018,853
                                                                                      ------------      ------------
       Net cash provided by (used in) operating activities                              11,297,478        (1,477,465)
                                                                                      ------------      ------------

Cash flows from investing activities:
  Marketable securities                                                                (17,987,169)       (2,278,791)
  Other assets                                                                          (5,581,295)         (113,954)
  Capital expenditures                                                                 (22,998,551)       (9,203,774)
                                                                                      ------------      ------------
       Net cash used in investing activities                                           (46,567,015)      (11,596,519)
                                                                                      ------------      ------------

Cash flows from financing activities:
  Principal payment on long-term obligations                                            (1,677,586)       (1,282,555)
  Issuance of stock by subsidiary                                                          507,101                 -
  Proceeds from exercise of stock options                                                6,404,776         2,866,133
                                                                                      ------------      ------------
       Net cash provided by financing activities                                         5,234,291         1,583,578
                                                                                      ------------      ------------
Effect of exchange rate changes on cash                                                     28,600           (19,129)
                                                                                      ------------      ------------
Net increase (decrease) in cash and equivalents                                        (30,006,646)      (11,509,535)
Cash and equivalents, beginning of period                                               65,981,848        30,807,335
                                                                                      ------------      ------------
Cash and equivalents, end of period                                                   $ 35,975,202      $ 19,927,800
                                                                                      ============      ============

 Supplementary information -Interest paid in cash                                     $    271,766      $    327,723

                See notes to consolidated financial statements.

                               KOPIN CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     BASIS OF PRESENTATION
       ---------------------

The consolidated financial statements for the nine month periods ended September 30, 2000 and October 2, 1999 are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission (File No. 0-19882) for the year ended December 31, 1999.

The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for any other interim period or for a full fiscal year.

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiary and Kowon Technology Co., Ltd. ("Kowon"), a majority owned (67%) subsidiary located in Korea. All intercompany transactions and balances have been eliminated.

All share data, income per share, and related information for 1999 and 2000 give retroactive effect to the 2 for 1 stock split effected in the form of a stock dividend for shareholders of record as of June 30, 2000, which was effected on July 12, 2000. All share data, income per share, and related information for 1999 was also given retroactive effect to the 2 for 1 stock split effected in the form of a stock dividend for shareholders of record as of December 20, 1999, which was effected on December 29, 1999.

2.    FOREIGN CURRENCY TRANSLATION
      ----------------------------

Assets and liabilities of non-U.S. operations are translated into U.S. dollars at period end exchange rates, and revenues and expenses at rates prevailing during the quarter. Resulting translation adjustments are accumulated as part of other comprehensive income and aggregate $515,184 of unrealized gain at September 30, 2000. Transaction gains or losses are recognized in income or loss currently.

3.    NET INCOME (LOSS) PER SHARE
      ---------------------------

Basic net income (loss) per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net income
(loss) per share is computed using the weighted average number of common shares and potential common shares outstanding during the period using the treasury method. Potential common shares consist of outstanding options issued under the Company's stock option plans, and have not been included in any periods that the effect would be anti-dilutive.

4.    STOCKHOLDERS' EQUITY
      --------------------

In October 1999, the Company completed a public offering of 9,200,000 shares of common stock at a price of $8.49 per share. Net proceeds to the Company totaled approximately $73,154,000.

5.     RECENT PRONOUNCEMENTS
       ---------------------

The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", which is effective for fiscal years commencing after June 15, 2000. SFAS No. 133 requires fair value accounting for all stand-alone derivatives and many derivatives embedded in other financial instruments and contracts. The impact of SFAS No. 133 on us is not expected to have a material effect on financial position or results of operations.

The Securities and Exchange Commission ("SEC") has released staff accounting Bulletin No. 101, "Revenue Recognition in Financial Statements", which sets forth their views regarding revenue recognition. The Company believes its revenue recognition practices are substantially in compliance with this bulletin.

6.     SUBSEQUENT EVENT
       ----------------

On October 18, 2000, we acquired Super Epitaxial Products, Inc. (SEP), a privately held company engaged in research and development of optoelectronic materials and devices. Under the terms of the agreement, 1.7 million shares of Kopin stock, with an aggregate value of approximately $25 million, will be exchanged for all the outstanding shares of SEP under the purchase method of accounting. We expect to take a one-time charge of approximately $5,000,000 in the fourth quarter of 2000 in connection with the acquisition of purchased in-process research and development and acquisition expenses.

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

  We have two principal components of revenues: product revenues and research and development revenues. Historically, product revenues have consisted of sales of our Heterojunction Bipolar Transistor ("HBT") transistors. For the nine month period ended September 30, 2000, we had product revenues of $66.9 million, or 98.5% of total revenues compared to $23.1 million, or 92.1% of total revenues for the same period in 1999. We began shipping our CyberDisplay product in 1998. This product line represented 19.6% of our product revenues for the nine months ended September 30, 2000 compared to 11.7% for the same period in 1999.

  Research and development revenues consist primarily of development contracts with agencies of the U.S. government. Management has intensified its efforts on the marketing and sales of its commercial products over the past few years resulting in the decline of research and development revenues as a percentage of total revenues. For the nine months ended September 30, 2000, research and development revenues declined to $1.0 million, or 1.5% of total revenues compared to $2.0 million, or 7.9% of total revenues for the same period in 1999. We believe that research and development revenues will continue to decline on an annual basis as a percentage of total revenues for the near future.

RESULTS OF OPERATIONS

  REVENUES.   Our total revenues for the three and nine months ended
September 30, 2000 were $23.8 million and $68.0 million, respectively, compared to $9.7 million and $25.1 million during the corresponding periods in 1999. This represented increases of approximately $14.1 million or 145.4% and $42.9 million or 170.9% for the three and nine months ended September 30, 2000, respectively. Our product revenues were $23.3 million and $66.9 million for the three and nine months ended September 30, 2000, respectively, compared to $9.2 million and $23.1 million for the same periods in 1999, increases of approximately $14.1 million or 153.3% and $43.8 million or 189.6%, respectively. Product revenue growth was attributable principally to an increase in sales of our gallium arsenide products as well as our CyberDisplay products in the three and nine months ended September 30, 2000 compared to the same periods in 1999. For the nine months ended September 30, 2000, gallium arsenide product sales and CyberDisplay product sales were $53.8 million and $13.1 million, respectively, as compared to $20.3 million and $2.8 million, respectively, for the nine months ended October 2, 1999. Research and development revenues for the three and nine months ended September 30, 2000 were $.5 million and $1.0 million compared to $.5 million and $2.0 million for the same period in 1999, a decrease of $1.0 million or 50.0% for the nine month periods. Research and development revenues declined primarily due to the expirations of multi-year contracts with the U.S. government.

  COST OF PRODUCT REVENUES.   Cost of product revenues, which is comprised of
materials, labor and manufacturing overhead related to our products, was $17.6 million and $48.5 million for the three and nine months ended September 30, 2000 compared to $7.2 million and $17.0 million during the corresponding periods in 1999. This represented an increase of $10.4 million, or 144.4% for the three months ended September 30, 2000, and an increase of $31.5 million or 185.3% for the nine months ended September 30, 2000. Cost of product revenues for the three months ended September 30, 2000 and October 2, 1999 was 75.8% and 77.9%, respectively. For the nine months ended September 30, 2000 and October 2, 1999, cost of product revenues as a percentage of sales was 72.4% and 73.5%, respectively. Cost of product revenues were 69.2% for the three months ended July 1, 2000. The increase in cost of product revenues as a percentage of sales for the three month period October 2, 2000 as compared to the three month period July 1, 2000 was primarily the result of a decline in CyberDisplay manufacturing yields resulting from a decline in the quality of raw materials received from vendors. Also impacting gross margins was the construction of our second gallium arsenide fabrication facility. The facility is expected to be operational in the fourth quarter of 2000. Gross margins will be negatively impacted until the facility is operational and commences product shipments.

  RESEARCH AND DEVELOPMENT.   Research and development expenses (R&D) are
incurred under development programs for gallium arsenide and display products in support of internal development programs or programs funded by agencies of the U.S. government. R&D costs include staffing, purchases of materials and laboratory supplies, circuit design costs, fabrication and packaging of display products, and overhead. Funded R&D was $.3 million and $.9 million for the three and nine months ended September 30, 2000 compared to $.9 million and $2.7 million for the same periods in the prior year, decreases of $.6 million and $1.8 million, respectively, due to reduced expenses caused by the expiration of multi-year contracts with agencies of the U.S. government. Internal R&D was $1.4 million and $5.3 million for the three and nine months ended September 30, 2000 compared to $.6 million and $2.2 million during the corresponding periods in 1999. The increase in internal R&D was primarily the result of development activities related primarily to higher resolution displays.

  SELLING, GENERAL AND ADMINISTRATIVE.   Selling, general and administrative
expenses (S,G&A) consist of the expenses incurred by our sales and marketing personnel and related expenses, and administrative and general corporate expenses. S,G&A was $1.5 million for the three months ended September 30, 2000 and $1.5 million during the corresponding period in 1999. S,G&A was $6.5 million for the nine months ended September 30, 2000 compared to $3.9 million during the corresponding period in 1999, an increase of $2.6 million, or 66.7%. The increase in S,G&A was primarily due to increases in sales and marketing travel expenses, headcount in procurement, management information and accounting staffs. In addition, S,G&A expenses include non-cash charges for compensation expense of $41,265 for both nine month periods in 2000 and 1999, relating to the issuance of certain stock options.

  OTHER.   Other expenses, primarily amortization of patents and licenses, were
$.1 million and $.5 million for the three and nine month periods ended September 30, 2000 compared to $.1 million and $.3 million during the corresponding periods in 1999.

  OTHER INCOME, NET.   Other income, net was $1.4 million and $4.1 million for
the three and nine months ended September 30, 2000 compared to $.3 million and $1.0 million during the corresponding period in 1999. Interest income earned during the three and nine months ended September 30, 2000 increased $1.1 million and $3.0 million, respectively, due to higher cash balances resulting from the October 1999 equity placement and higher interest rates.

LIQUIDITY AND CAPITAL RESOURCES

  We have financed our operations primarily through public and private placements of our equity securities, research and development contract revenues, and sales of our gallium arsenide and display products. We believe our available cash resources will support our operations and capital needs for at least the next twelve months.

  As of September 30, 2000, we had cash and equivalents and marketable securities of $87.0 million and working capital of $99.4 million compared to $99.1 million and $106.5 million, respectively, as of December 31, 1999. The decrease in cash and equivalents and marketable securities was primarily due to capital and investment expenditures of $28.6 million and principal payments on long-term obligations of $1.7 million, partially offset by cash provided by operations of $11.3 million and proceeds from the exercise of stock options of $6.4 million. The increase in capital expenditures is primarily for our expansion programs to increase manufacturing capacity for our gallium arsenide and display products.

  Our subsidiary, Kowon, issued additional shares of common stock to its existing shareholders during the second quarter which resulted in an increase in cash and equivalents of $.5 million.

  We periodically enter into long-term debt arrangements to finance equipment purchases and other activities. As of September 30, 2000, debt obligations totaled $3.0 million, of which $1.5 million is payable in the next twelve months.

  Our CyberDisplay products are targeted at large sales volume consumer electronic and wireless communication applications. We believe that in order to obtain customers in these markets, it has been necessary to make significant investments in equipment and infrastructure. We believe that it will be necessary to continue to make significant investments in equipment and development in order to produce current and future CyberDisplay products. As a result of the current cost structure of our CyberDisplay product line, our ability to achieve profitability in that product line depends upon achieving significant sales volumes and higher gross profit margins. We have not yet produced our CyberDisplay products at volumes necessary to achieve profitability. Accordingly, we may not be able to obtain sufficient sales volumes, or if sufficient sales volumes are achieved, we may not be able to produce our CyberDisplay products at a gross margin which will allow the product line to generate a profit. In the three month period ended September 30, 2000, cost of product revenues as a percentage of sales increased as a result of a decline in manufacturing yields of the CyberDisplay products. Yields were negatively impacted by lower quality raw materials received from vendors. We are working with our vendors to improve the quality of their raw materials, but if they are unable to improve the quality of their product and provide us with our required quantity of such product we may be unable to increase our production capacity and achieve profitability.

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

  On October 18, 2000, we acquired Super Epitaxial Products, Inc. (SEP), a privately held company engaged in research and development of optoelectronic materials and devices. Under the terms of the agreement, 1.7 million shares of Kopin stock, with an aggregate value of approximately $25 million, will be exchanged for all the outstanding shares of SEP under the purchase method of accounting. We expect to take a one-time charge of approximately $5,000,000 in the fourth quarter of 2000 in connection with the acquisition of purchased in-process research and development and acquisition expenses.

  We expect to expend approximately $25 million on capital expenditures over the next twelve months, primarily for the acquisition of equipment relating to the production of our gallium arsenide products and the manufacturing, packaging and testing of CyberDisplay products, including the establishment of a second manufacturing product facility for our HBT transistor wafers.

RECENT ACCOUNTING PRONOUNCEMENTS

  The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", which is effective for fiscal years commencing after June 15, 2000. SFAS No. 133 requires fair value accounting for all stand-alone derivatives and many derivatives embedded in other financial instruments and contracts. The impact of SFAS No. 133 on us is not expected to have a material effect on financial position or results of operations.

The Securities and Exchange Commission ("SEC") has released staff accounting Bulletin No. 101, "Revenue Recognition in Financial Statements", which sets forth their views regarding revenue recognition. The Company believes its revenue recognition practices are substantially in compliance with this bulletin.

  Certain of the statements contained in this Form 10-Q, including Management's Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking statements that involve a number of risks and uncertainties. In addition to the risks and uncertainties set forth in this Form 10-Q, other factors that could cause actual results to differ materially include the following: general economic and business conditions and growth in the flat panel display and the gallium arsenide integrated circuit and materials industries, sales growth of the wireless handset industry, the impact of competitive products and pricing, availability of third party components and wafer substrates, availability of integrated circuit fabrication facilities, cost and yields associated with production of the Company's CyberDisplay imaging devices and HBT transistor wafers, successful completion and operation of our second gallium arsenide fabrication facility, loss of significant customers, acceptance of the Company's products, continuation of strategic relationships, changes in foreign currency exchange rates, and the risk factors and cautionary statements listed from time to time in the Company's periodic reports and registration statements filed with the Securities and Exchange Commission, including but not limited to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

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


                                    KOPIN CORPORATION
                                    (Registrant)



Date: November 14, 2000             By:  /s/ John C.C. Fan
                                         __________________________
                                         John C.C. Fan
                                         President, Chief Executive Officer and
                                         Chairman of the Board of Directors
                                         (Principal Executive Officer)


Date: November 14, 2000             By:  /s/ Richard A. Sneider
                                         __________________________
                                         Richard A. Sneider
                                         Treasurer and Chief Financial Officer
                                         (Principal Financial and Accounting
                                         Officer)