Form 10-K
period 2000-12-31
KOPIN CORP
filed 2001-04-02
CIK 771266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-19882

KOPIN CORPORATION
(Exact name of registrant as specified in its charter)

Delaware State or other jurisdiction of incorporation or organization 695 Myles Standish Blvd., Taunton, MA (Address of principal executive offices)	04-2833935 (I.R.S. Employer Identification No.) 02780-1042 (Zip Code)

Registrant’s telephone number, including area code:
(508) 824-6696

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $.01 per share
(Title of Class)

Name of each exchange on which registered:
Nasdaq National Market

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.   Yes    ☒    No    ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

          As of March 30, 2001 the aggregate market value of outstanding shares of voting stock held by non-affiliates of the registrant was $373,318,537.

          As of March 30, 2001, 64,924,963 shares of the registrant’s Common Stock, par value $.01 per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 24, 2001 are incorporated by reference into Part III of this Report. Other documents incorporated by reference are listed in the Exhibit Index.

Part I

Item 1.    Business

          Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance and include statements about our manufacturing capabilities and cashflows. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “plans”, “could”, “anticipates”, “believes”, “estimates,” “predicts”, “potential” or “continue” or the negative of such terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks outlined under “Risk Factors,” that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward- looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We are under no duty to update any of the forward-looking statements or to conform such statements to actual results.

Introduction

          Kopin Corporation was incorporated in Delaware in 1984 and is a leading developer and manufacturer of advanced semiconductor materials and miniature flat panel displays. We use our proprietary technology to design, manufacture and market products used in highly demanding wireless communications and high resolution portable consumer electronics applications. Our products enable our customers to develop and market an improved generation of products for these target applications.

          We produce two types of high performance components - our heterojunction bipolar transistor wafers, or HBT transistor wafers, and our CyberDisplay products. Our HBT transistor wafer product is a customer specific array of vertically oriented transistors that our customers use primarily to produce high performance integrated circuits for wireless communications products. Currently we offer for commercial sale HBT transistor wafers manufactured on gallium aresenide (GaAs) substrates and we are developing HBT transistor wafers manufactured on indium phosphide (InP). We are also developing various products which use gallium nitrite. Collectively we refer to these as “Three Five” products. Our CyberDisplay products are miniature, high performance, high resolution, low cost displays that we believe are well suited for high resolution, high information content applications. Current applications of our CyberDisplay products include viewing images in camcorders and digital cameras, and we believe that our CyberDisplay products are well suited for new applications such as reading e-mail and browsing the Internet using digital wireless handsets, pagers and other consumer electronics devices.

          The principal customer for our HBT transistor wafers is Conexant Systems. In addition to Conexant, original equipment manufacturers including Mitsubishi Electric Company, Ltd., Nortel Networks and Agilent purchase our HBT transistor wafers. We currently sell our CyberDisplay product to Victor Company of Japan Ltd. (JVC), Matsushita Electrical Industrial Co., Ltd. (Panasonic) and Samsung Electronics Co. Ltd. (Samsung) for use in digital camcorders.

          On December 29, 1999, we effected a 2 for 1 stock split in the form of a 100% stock dividend to all holders of our common stock. On July 12, 2000, we effected another 2 for 1 stock split in the form of a 100% stock dividend to all holders of our common stock. All share numbers and prices in this Form 10-K have been adjusted to reflect these stock dividends.

Industry Overview

Three Five Products

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

          Even as device manufacturers are increasingly adopting gallium arsenide field effect transistor technology in the manufacture of high frequency integrated circuits, the industry is calling for even greater performance. Second generation wireless communications products use digital signal processing and generally operate at higher cellular frequencies. Air interface standards in these frequency bands have increased in recent years. These standards, which include Global System Mobile, or GSM, Time Division Multiple Access, or TDMA, and Code Division Multiple Access, or CDMA, provide improved capacity, sound quality and capabilities at cellular and wireless frequency bands, but are incompatible with each other and have fragmented the market for equipment. Suppliers of wireless handsets have begun to offer multi-mode and multi-band wireless handsets that allow users to switch from one high frequency band to another to enable consumers to use wireless handsets across various territories and different interface standards. This new generation of products is significantly more complex than the prior generation and requires certain key features, including:

•	Simpler system design;

•	Support for higher frequencies;

•	Lower power consumption;

•	Improved signal quality; and

•	Wider range of operating temperatures.

Display Products

•
Small form factor displays are used in the consumer electronics industry in products such as camcorders and digital cameras. We also expect that a large market for new wireless communications devices, including third generation wireless handsets and enhanced pagers will develop. In order for this market to develop, advances in wireless communications systems such as greater bandwidth and increased functionality, including real-time wireless data and broadband Internet access, will be necessary. Small form factor displays are expected to be a critical component in the development of advanced wireless communications systems, as these systems must provide high resolution images without compromising the portability of the product.

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

•
Passive Matrix LCD.    These displays are primarily used in calculators, watches, pagers and wireless handsets because of their relatively low cost and low power consumption. Their relatively low image quality, slow response time and limited viewing angle, however, make them inadequate for many demanding applications.

•
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

          The high growth potential for portable communications products can be realized effectively only if these products are able to clearly present to end users the information they wish to access without compromising the size of the product. These products, as well as future models of digital cameras and other consumer electronics, are well suited for the use of a miniature, low cost display with low power consumption and sharp monochrome or rich, full color high resolution images. To date, display technologies have not fully addressed these needs due to constraints with respect to size, power consumption, resolution, cost or full color capability.

The Kopin Solution

Three Five Products

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

•
Smaller Size.    We believe that integrated circuits fabricated from our HBT transistor wafers can be made smaller than integrated circuits fabricated from gallium arsenide field effect transistors. Smaller size enables more die per wafer, which can increase manufacturing yields and lead to reduced costs.

•
Faster Circuits.    We believe that our HBT transistor wafers enable the design of faster integrated circuits than may be designed with gallium arsenide field effect transistors because the effective transistor gate length, or the distance an electron must travel within a transistor, is shorter. The transistor gate length of gallium arsenide field effect transistors is constrained by current optical lithography techniques to approximately 0.15 microns for commercial volumes. We currently manufacture our HBT transistor wafers in commercial volumes with an effective transistor gate length ranging from approximately 0.05 microns to 0.1 microns. We are able to achieve this result because the thickness of the vertical base layer of our HBT transistor wafers determines transistor gate length rather than the limitations of current optical lithography techniques.

           We believe that our HBT transistor wafers also offer the following additional advantages over gallium arsenide field effect transistors:

•
Greater Power Efficiency.    Efficiency is a measure of power output as a percentage of battery power consumed by the device. We believe that our HBT transistor wafers are more efficient and use less power to transmit the same output power than comparable gallium arsenide field effect transistors. Increased efficiency can translate into improved battery life and increased talk time.

•
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

•
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

CyberDisplay Products

          Our principal CyberDisplay product is a miniature, 0.24 inch diagonal, high density 320 x 240 resolution color or monochrome active matrix LCD. In contrast to current passive matrix and active matrix LCD approaches, our CyberDisplay products utilize high quality, single crystal silicon—the same high quality silicon used in conventional integrated circuits. This single crystal silicon is not grown on glass; rather, it is first formed on a silicon wafer and then lifted off as a thin film using our proprietary technology. The thin film is patterned into an integrated circuit (including the active matrix, driver circuitry and other logic circuits) in an integrated circuit foundry and transferred to glass, so that the transferred layer is a fully-functional active matrix integrated circuit.

          Our proprietary technology enables the production of transparent circuits, in contrast to conventional silicon circuits, which are opaque. Our CyberDisplay products’ imaging properties are a result of the formation of a liquid crystal layer over the transparent active matrix integrated circuit. We believe that our manufacturing process offers several advantages over conventional active matrix LCD manufacturing approaches with regard to small form factor displays, including:

•	Greater miniaturization;

•	Reduced cost;

•	Higher pixel density;

•	Full color capability; and

•	Lower power consumption.

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

           Our CyberDisplay products have the additional advantage of being fabricated using conventional silicon integrated circuit lithography processes. These processes enable the manufacture of miniature active matrix circuits, resulting in comparable or higher resolution displays relative to passive and other active matrix displays that are fabricated on glass. Our production partner, United Microelectronics Corporation, or UMC, fabricates integrated circuits for our CyberDisplay products in its foundry in Taiwan. The fabricated wafers are then returned to our facilities, where we lift the integrated circuits off the silicon wafers and transfer them to glass using our proprietary technology. The transferred integrated circuits are then processed and packaged with liquid crystal and assembled into display panels for shipment to customers. This arrangement allows us to benefit from UMC’s economies of scale and advanced fabrication processes. We expect that our CyberDisplay products will benefit from further general technological advances in the design and production of integrated circuits and active matrix LCDs, resulting in further improvements in resolution and miniaturization.

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

•
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

•
Reduce CyberDisplay Production Costs.    We intend to reduce our per unit production costs for our CyberDisplay product line. We plan to achieve this primarily through automation, utilizing third party vendors in lower labor cost countries than the United States and by lowering fixed costs per unit through increased volume.

•
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

•
Leverage Integrated Circuit and Display Technologies and Infrastructure.    We will continue to leverage our use of standard integrated circuit fabrication and LCD packaging technologies to achieve greater production capacity and to reduce capital investment and process development costs. Our use of these technologies allows us to engage third party manufacturers for certain fabrication and packaging of our CyberDisplay products and to rapidly take advantage of new technologies, cost-efficiencies and increased production capabilities of these third party manufacturers. We believe that general technological advances in the design and fabrication of integrated circuits, LCD technology and LCD manufacturing processes will allow us to continue to enhance our CyberDisplay product manufacturing process.

Markets and Customers

Three Five Products

          We develop and manufacture customer and application specific HBT transistor wafers for advanced integrated circuit applications. We believe that we are one of the world’s leading suppliers of HBT transistor wafers and currently support volume production of three-inch, four-inch and six-inch HBT transistor wafers. Our primary HBT transistor wafer product is based on an aluminum gallium arsenide vertical layer structure. We also supply customers with HBT transistor wafers based on an indium gallium phosphide vertical layer structure. We vary our manufacturing process to create customized HBT transistor wafer products for customers. For the years ended December 31, 1998, 1999, 2000, sales of gallium arsenide products constituted 87%, 87% and 79% of our product revenues, respectively.

          Using our HBT transistor wafers, our customers have developed gallium arsenide power amplifiers for wireless handsets. At present, our HBT transistor wafers have been used predominantly in Code Division Multiple Access and Global System Mobile power amplifiers, but we believe that our HBT transistor wafers can be used in, and provide the same benefits to Time Division Multiple Access and third generation wireless handset standards. In those countries where one uniform standard has not yet been adopted, the diversity of standards requires equipment capable of operating in dual modes and bands. This equipment is likely to require higher performance semiconductor technology such as our HBT transistor wafers.

          In addition to wireless handset power amplifiers, our HBT transistor wafers are also being used in the fabrication of integrated circuits for other applications. In particular, our HBT transistor wafers are also used in high speed fiber optic switching equipment used in broadband Internet data transmission and high speed instrumentation.

          We design our HBT transistor wafers in collaboration with our customers’ engineering teams in order to create customized products that meet their specific application needs. Once our HBT transistor wafers have been “designed in” a customer’s product, we believe that it would be costly and difficult for that customer to switch to an alternate supplier. Our largest customer for our HBT transistor wafers is Conexant, with which we have collaborated on the manufacturing and development of our HBT transistor wafers and related integrated circuits for several years. Other customers of our gallium arsenide products include Agilent, Mitsubishi Electric Co. Ltd, Nortel Networks, Northrop Grumman, Raytheon, and Siemens. For the years ended December 31, 1998, 1999 and 2000, sales of gallium arsenide products to Conexant constituted 59%, 49% and 46% of our total revenues, respectively. For the years ended December 31, 1999 and 2000 sales of gallium arsenide products to Mitsubishi Electric Co. Ltd. were 13% and 11% of our total revenues, respectively.

CyberDisplay Products

          We currently sell our CyberDisplay products to customers either as a single component or together with a lens and backlight as a unit. We provide our CyberDisplay products to JVC, Panasonic and Samsung for use in digital camcorders. In addition, we are actively working with numerous other customers to develop additional and new applications for our CyberDisplay products.

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

Sales and Marketing

          We principally sell our HBT transistor wafer products directly to integrated circuit manufacturers in the United States, Europe and Asia. We sell our CyberDisplay products directly to original equipment manufacturers and co-market our CyberDisplay products with Motorola on a worldwide basis under the terms of an agreement with Motorola. Sales of our HBT transistor wafers and our CyberDisplay products to customers in Japan are made primarily through foreign distributors.

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

          Our design and engineering staff is actively involved with a customer during all phases of prototype design and production by providing engineering data, up-to-date product application notes, regular follow-up and technical assistance. In most cases, our technical staff works with each customer in the development stage to identify potential improvements to the design of the customer’s product in parallel with the customer’s effort. We have established a prototype product design group in Los Gatos, California to assist our CyberDisplay customers to incorporate our products into their own and to reduce the time required to bring end products to the marketplace. This group helps customers accelerate their design process, achieve cost-effective and manufacturable designs, and ensure a smooth transition into high volume production.

Product Development

          We believe that continued introduction of new products in our target markets is essential to our growth. We have assembled a group of highly skilled engineers that work internally as well as with our customers to continue our product development efforts. For the years ended December 31, 1998, 1999 and 2000 we incurred total research and development expenses of $9.6 million, $7.1 million and $15.1 million, respectively. Research and development expenses, excluding costs associated with our acquisition of Super Epitaxial Products Inc. in 2000, related to our internal development programs for our Three Five and CyberDisplay products were $5.7 million, $4.3 million and $6.4 million, respectively, for the years ended December 31, 1998, 1999 and 2000.

     Three Five Products

          We intend to continue developing HBT transistor wafers and other gallium arsenide products for advanced integrated circuit applications from other compound materials. We are working closely with several of our major customers in the development of the next generation of HBT transistor wafers which will be based on an indium phosphide (InP) substrate instead of our traditional gallium arsenide substrate. We believe that InP HBT transistor wafers provide the performance characterization necessary for the next generation of optoelectronic components such as OC-768 SONET chips.

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

          In 2000, we acquired a privately held Maryland based corporation, Super Epitaxial Products, Inc. (SEP) SEP, which was subsequently renamed Kopin Optical, Inc., has expertise in gallium nitride which we plan to integrate into our production processes. In connection with the acquisition of SEP, we recorded charges aggregating $7.4 million for in-process research and development related to projects under development by SEP at the acquisition date and certain other costs, primarily bonuses paid to SEP employees as an inducement to remain with the Company. These costs are included in research and development expense in the accompanying financial statements.

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

Funded Research and Development

          We have entered into various development contracts with agencies of the U.S. government. These contracts help support the continued development of our core technologies. We intend to continue to pursue other U.S. government development contracts for applications that relate to our commercial product applications. Our contracts with U.S. government agencies contain certain milestones relating to technology development and may be terminated by the government agencies prior to completion of funding. Our policy is to retain our proprietary rights with respect to the principal commercial applications of our technology. To the extent technology development has been funded by a U.S. federal agency, under applicable U.S. federal laws, the federal agency has the right to obtain a non-exclusive, non-transferable, irrevocable, fully-paid license to practice or have practiced this technology for governmental use. Revenues attributable to research and development contracts for the years ended December 31, 1998, 1999 and 2000 totaled $3.7 million, $2.5 million, and $1.6 million, respectively.

Competition

Three Five Products

          With respect to our HBT transistor wafers, we presently compete with several companies, including Epitronics, Emcore, V-PEC and Hitachi Cable, as well as integrated circuit manufacturers with in-house transistor growth capabilities, such as TRW, RF Micro Devices, and Fujitsu. In the gallium arsenide HBT transistor wafer market, competition could become increasingly intense as new entrants emerge. The production of gallium arsenide integrated circuits has been and continues to be more costly than the production of silicon integrated circuits. Although we have reduced production costs of our HBT transistor wafers by achieving higher volumes, we cannot assure you that we will be able to continue to decrease production costs. In addition, we believe the costs of producing gallium arsenide integrated circuits by our customers will continue to exceed the costs associated with the production of competing silicon integrated circuits. As a result, we must target markets where these higher costs are justified by their superior performance. Competition in the display field is based on price and performance characteristics, product quality and the ability to deliver products in a timely fashion.

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

          The process of seeking patent protection can be time consuming and expensive and we cannot assure you that patents will issue from currently pending or future applications or that our existing patents or any new patents that may be issued will be sufficient in scope or strength to provide meaningful protection or any commercial advantage to us. We may be subject to or may initiate interference proceedings in the United States Patent and Trademark Office, which can demand significant financial and management resources. Patent applications in the United States are maintained in secrecy until patents issue and since publication of discoveries in the scientific and patent literature lags behind actual discoveries, we cannot be certain that we were the first to conceive of inventions covered by pending patent applications or the first to file patent applications on such inventions. We cannot assure you that our pending patent applications or those of our licensors will result in issued patents or that any issued patents will afford protection against a competitor. In addition, we cannot assure you that others will not obtain patents that we would need to license, circumvent or cease manufacturing and sales of products covered by these patents, nor can we be sure that licenses, if needed, would be available to us on favorable terms, if at all.

           We cannot assure you that foreign intellectual property laws will protect our intellectual property rights or that others will not independently develop similar products, duplicate our products or design around any patents issued to Kopin. Our products might infringe the patent rights of others, whether existing now or in the future. For the same reasons, the products of others could infringe our patent rights. Although we are not aware of any pending or threatened patent litigation against us, we may be notified, from time to time, that we could be or we are infringing certain patents and other intellectual property rights of others. Litigation, which could be very costly or lead to substantial diversion of our resources, even if the outcome is favorable, may be necessary to enforce our patents or other intellectual property rights or to defend us against claimed infringement of the rights of others. These problems can be particularly severe in foreign countries. In the event of an adverse ruling in litigation against Kopin for patent infringement, we might be required to discontinue the use of certain processes, cease the manufacture, use and sale of infringing products, expend significant resources to develop non-infringing technology or obtain licenses to patents of third parties covering the infringing technology. We cannot assure you that licenses will be obtainable on acceptable terms, or at all, or that damages for infringement will not be assessed or that litigation will not occur. The failure to obtain necessary licenses or other rights or litigation arising out of any such claims could adversely affect our ability to conduct our business as we propose to conduct it.

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

Government Regulations

          We are subject to a variety of federal, state and local governmental regulations related to the use, storage, discharge and disposal of toxic, volatile or otherwise hazardous chemicals used in our manufacturing process. Although we believe that our activities conform to presently applicable environmental regulations, the failure to comply with present or future regulations could result in fines being imposed on us, suspension of production or cessation of operations. Any failure on our part to control the use of, or adequately restrict the discharge of, hazardous substances, or otherwise comply with environmental regulations, could subject us to significant future liabilities. In addition, although we believe that our past operations conformed with then applicable environmental laws and regulations, we cannot assure you that we have not in the past violated applicable laws or regulations, which violations could result in remediation or other liabilities. We also cannot assure you that past use or disposal of environmentally sensitive materials in conformity with then existing environmental laws and regulations will protect us from required remediation or other liabilities under current or future environmental laws or regulations.

Investments in Related Businesses

          On October 18, 2000, we acquired Super Epitaxial Products, Inc. (SEP) in a transaction accounted for as a purchase. Under the terms of the agreement, Kopin issued approximately 1.68 million shares of Kopin common stock and assumed the obligation to issue Kopin common stock to satisfy SEP options, with an aggregate total value of approximately $24 million, in exchange for all the outstanding SEP common stock. We consolidated the financial statements of SEP with our financial statements beginning in the fourth quarter of 2000.

           In 1998 and 2000 we made investments totaling $3.6 million in Kowon Technology, a manufacturer of optoelectronic products located in South Korea for which we received a 67% equity interest. We consolidated the financial statements of Kowon with our financial statements beginning in the second quarter of 1998. Kowon’s results of operations are principally denominated in the South Korean won and are subject to exchange rate fluctuations.

          In 1997 we invested in a privately held company, Kendin Communications, a developer and manufacturer of silicon integrated circuits for high speed data and network communications. On December 31, 2000, our investment in Kendin totaled approximately $3.1 million, representing approximately 22% of the outstanding equity of the company. Our investment in Kendin is accounted for on the equity method.

          We may from time to time make further equity investments in these and other companies engaged in certain aspects of the display and electronics industries as part of our business strategy. These investments may not provide us with any financial return or other benefit and any losses by these companies or associated losses in our investments may negatively impact our operating results.

Employees

          As of December 31, 2000, we and our majority and wholly-owned subsidiaries employed 391 full-time and 7 part-time individuals. Of these, 17 hold Ph.D. degrees in Material Science, Electrical Engineering or Physics. Our management and professional employees have significant prior experience in semiconductor materials, device transistor and display processing, manufacturing and other related technologies. None of our employees is covered by a collective bargaining agreement. We consider relations with our employees to be good.

Item 2.    Properties

          We lease separate Three Five product manufacturing and CyberDisplay product fabrication facilities. Our Three Five product manufacturing facilities are located at our corporate headquarters in Taunton, Massachusetts. The Taunton facilities occupy 25,100 and 60,000 square feet, including 6,000 and 4,900 square feet of contiguous environmentally controlled production clean rooms. The Taunton facilities are occupied under leases that expire through 2010.

          Our CyberDisplay production facility occupies 74,000 square feet in Westborough, Massachusetts, of which 10,000 square feet consist of contiguous environmentally controlled production clean rooms, of which 7,000 square feet are Class 10. We occupy our Westborough facility under a lease that expires in October 2002, with renewable options for up to two additional years at our election.

          In addition to our Massachusetts facilities, we lease a 5,280 square foot design facility in Los Gatos, California for developing prototypes of products incorporating our CyberDisplay product. This facility is occupied under a lease that expires in November 2002. We also lease a 7,500 square foot facility in Maryland. This facility is occupied under a lease which expires in August 2005. Our subsidiary, Kowon Technology, owns two facilities in Kyungii-Do, South Korea, in which it manufactures its optoelectronic products and in which its corporate headquarters is located. These facilities occupy an aggregate of 28,000 square feet.

Item 3.    Legal Proceedings

          We may become engaged in legal proceedings arising in the ordinary course of business from time to time. We currently are not a party to any material legal proceedings.

Item 4.    Submission of Matter to a Vote of Security Holders

          Not applicable.

EXECUTIVE OFFICERS OF KOPIN

          The executive officers of Kopin, who are appointed on an annual basis to serve at the discretion of our Board of Directors, are as follows:

Name	Age	Position with the Company
John C.C. Fan	57	President and Chief Executive Officer; Chairman of the Board of Directors
Richard A. Sneider	40	Treasurer and Chief Financial Officer
Bor-Yeu Tsaur	45	Executive Vice President—Display Operations
Hong Choi	49	Chief Technology Officer
Daily S. Hill	44	Vice President—Gallium Arsenide Operations
Matthew J. Micci	44	Vice President—Sales, Gallium Arsenide Products
Matthew M. Zavracky	45	Vice President—Sales & Marketing, Display Products

          John C.C. Fan, President, Chief Executive Officer, Chairman of the Board of Directors. Dr. Fan, one of our founders, has served as our Chief Executive Officer and Chairman of our Board of Directors since April 1984. He has also served as President of Kopin since July 1990. Prior to July 1985, Dr. Fan was Associate Leader of the Electronic Materials Group at MIT Lincoln Laboratory. Dr. Fan is the author of numerous patents and scientific publications. Dr. Fan received a Ph.D. in Applied Physics from Harvard University.

          Richard A. Sneider, Treasurer and Chief Financial Officer. Mr. Sneider has served as our Treasurer and Chief Financial Officer since September 1998. Mr. Sneider is a Certified Public Accountant and was formerly a partner of the international public accounting firm, Deloitte & Touche LLP, where he worked for sixteen years.

          Bor-Yeu Tsaur, Executive Vice President—Display Operations. Dr. Tsaur joined us as Executive Vice President—Display Operations in July 1997. From 1993 to 1997, Dr. Tsaur served as Group Leader, Electronic Material Group, at MIT Lincoln Laboratory. Dr. Tsaur received a Ph.D. in Electrical Engineering from the California Institute of Technology.

          Hong Choi, Chief Technology Officer and Vice President. Dr. Choi joined us as Chief Technology Officer in September 2000. Previously, Dr. Choi served as Senior Staff Member at MIT Lincoln Laboratory, where he worked for seventeen years. Dr. Choi received a Ph.D. in Electrical Engineering from the University of California, Berkeley.

          Daily S. Hill, Vice President—Gallium Arsenide Operations. Mr. Hill has served as Vice President—Gallium Arsenide Operations since July 1997. From December 1995 to June 1997, Mr. Hill served as our Director of Gallium Arsenide Operations. From November 1987 to January 1995, Mr. Hill served as a manager of our HBT transistor wafer product group.

          Matthew J. Micci, Vice President—Sales, Gallium Arsenide Products. Mr. Micci joined us in January 1988 as Regional Director of Sales and became Vice President, Sales in July 1990. Prior to joining us, Mr. Micci worked for ten years for Texas Instruments Semiconductor Group.

          Matthew M. Zavracky, Vice President—Sales & Marketing, Display Products. Mr. Zavracky has served as Vice President—Sales & Marketing, Display Products and Engineering since April 2000. Previously, Mr. Zavracky served as Vice President—Engineering from July 1997 to April 2000. From 1985 to 1997, Mr. Zavracky served as our Director of Engineering.

Part II

Item 5.    Market for Company’s Common Stock and Related Stockholder Matters.

          Our common stock is traded on the Nasdaq National Market under the symbol “KOPN.” The following table sets forth, for the quarters indicated, the range of high and low sale prices for the common stock as reported on the Nasdaq National Market for the periods indicated. The prices indicated reflect 2 for 1 stock split in the form of a 100% stock dividend effected on December 29, 1999 and a 2 for 1 stock split in the form of a 100% stock dividend effected July 12, 2000.

	High	Low
Fiscal Year Ended December 31, 1999
First Quarter	$ 6.219	$3.000
Second Quarter	6.219	3.250
Third Quarter	10.188	5.313
Fourth Quarter	21.797	6.883

Fiscal Year Ending December 31, 2000
First Quarter	$ 49.88	$18.50
Second Quarter	47.44	19.25
Third Quarter	39.50	15.50
Fourth Quarter	19.88	8.75

          As of December 31, 2000, there were approximately 393 stockholders of record of our common stock, which does not reflect those shares held beneficially or those shares held in “street” name.

          We have not paid dividends in the past, nor do we expect to pay dividends for the foreseeable future. We anticipate that earnings, if any, will be retained for the development of our businesses.

Item 6.    Selected Financial Data

	Year Ended December 31,
	2000	1999	1998	1997	1996
	(in thousands, except per share data)
Statement of Operations Data:
Revenues:
Product revenues	$90,963	$36,126	$23,225	$13,110	$ 11,727
Research and development revenues	1,635	2,536	3,680	3,283	6,291

Total revenues	92,598	38,662	26,905	16,393	18,018
Expenses:
Cost of product revenues	66,184	26,280	15,509	8,636	9,489
Research and development—funded programs	1,217	2,858	3,954	2,802	6,591
Research and development—internal(1)	13,835	4,262	5,659	7,623	9,876
Selling, general and administrative	9,928	5,757	4,015	4,292	7,070
Other	534	366	385	327	598
Write—down of subsidiary assets	—	—	—	—	3,900
Impairment charge	—	—	1,800	—	4,990

	91,698	39,524	31,322	23,680	42,514

Income (loss) from operations	900	(862)	(4,417)	(7,287)	(24,496)
Other income, net	5,567	1,728	1,508	1,029	1,676

Income (loss) before minority interest	6,467	865	(2,909)	(6,258)	(22,820)
Minority interest in (income) loss of subsidiary	(174)	(90)	(59)	—	1,224

Net income (loss)	$ 6,293	$ 775	$(2,968)	$(6,258)	$(21,596)

Net income (loss) per share:
Basic	$ .10	$ .01	$ (.06)	$ (.14)	$ (.49)
Diluted	$ .09	$ .01	$ (.06)	$ (.14)	$ (.49)
Weighted average number of common shares outstanding:
Basic	62,976	51,763	48,274	44,040	43,684
Diluted	67,728	56,322	48,274	44,040	43,684

	December 31,
	2000	1999	1998	1997	1996
Balance Sheet Data:
Cash and equivalents and marketable securities	$ 73,180	$ 99,099	$36,808	$19,046	$27,072
Working capital	88,337	106,481	39,359	21,466	27,687
Total assets	184,491	145,074	61,906	43,394	53,746
Long-term obligations (excluding current maturities)	1,250	2,567	4,209	1,959	2,793
Stockholders’ equity	166,777	130,067	51,846	35,869	40,271

(1)
Includes $7,429 of costs associated with the acquisition of Super Epitaxial Products, Inc. (SEP) in 2000. These costs consisted of $5.3 million of in-process research and development associated with products under development by SEP at the acquisition date and $2.1 million of other costs, primarily bonuses paid to SEP employees as an inducement to remain with the Company after the acquisition.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

          We have two principal components of revenues: product revenues and research and development revenues. Historically, product revenues have consisted of sales of our gallium arsenide (GaAs) HBT transistor wafers. For the year ended December 31, 1998, we had product revenues of $23.2 million, or 86.3% of total revenues. For the year ended December 31, 1999, product revenues were $36.1 million, or 93.4%of total revenues. Product revenues were $91.0 million, or 98.2% of total revenues for the year ended December 31, 2000. We began shipping our CyberDisplay product in 1998. This product line represented 20.8% of our product revenues for the year ended December 31, 2000.

          Research and development revenues consist primarily of development contracts with agencies of the U.S. government. For the year ended December 31, 1998, as management intensified its efforts on the marketing and sales of its commercial products, research and development revenues declined to $3.7 million, or 13.7% of total revenues. For the year ended December 31, 1999, research and development revenues were $2.5 million, or 6.6% of total revenues. Research and development revenues were $1.64 million, or 1.8% of total revenues for the year ended December 31, 2000. We believe that research and development revenues will continue to decline on an annual basis as a percentage of total revenues for the near future.

          We recognize revenues when a product is shipped or when a service is performed. We typically provide customers with a twelve month warranty from the date of sale for our products. Based upon historical and anticipated warranty costs, we account for estimated sales return and warranty reserves in the period the sale is made. We recognize revenues from long-term contracts on the percentage-of-completion method of accounting as work is performed, based upon the ratio of costs or hours already incurred to the estimated total cost of completion or hours of work to be performed. We account for product development and research contracts that have established prices for distinct phases as if each phase were a separate contract. We classify amounts earned on contracts in progress that are in excess of amounts billed as unbilled receivables and we classify amounts received in excess of amounts earned as unearned revenues. We bill unbilled receivables based on dates specified in the related agreement or in periodic installments based upon our invoicing cycle. We recognize the entire amount of an estimated ultimate loss in our financial statements at the time the loss on a contract becomes known.

Results of Operations

Year Ended December 31, 2000 (“2000”) Compared to Year Ended December 31, 1999 (“1999”)

          Revenues.    Our total revenues for the year ended December 31, 2000 were $92.6 million compared to $38.7 million in 1999, an increase of approximately $53.9 million or 139.3%. Our product revenues for the year ended December 31, 2000 were $91.0 million compared to $36.1 million for the year ended December 31, 1999, an increase of approximately $54.9 million or 152.1%. This increase in product revenues was primarily due to an increase in sales of our Three Five products as well as our CyberDisplay products in the year ended December 31, 2000 compared to year ended December 31, 1999. For the year ended 2000, Three Five product sales and CyberDisplay product sales were $72.1 million and $18.9 million, respectively, versus $31.5 million and $4.6 million, respectively, for 1999. Research and development revenues for the year ended December 31, 2000 were $1.6 million, compared to $2.5 million in 1999, a decrease of $.9 million, or 36.0%. Research and development revenues declined primarily due to the expirations of multi-year contracts with the U.S. government. For the year ended December 31, 2001 we expect a decline in Three Five product revenue as a result of worldwide inventory accumulation in the supply chain of wireless handsets and related components. In addition industry analysts believe there will be a slowing of worldwide sales growth rates of wireless handsets which may decrease the rate of consumption of the inventory in the supply chain.

          Cost of Product Revenues.    Cost of product revenues, which is comprised of materials, labor and manufacturing overhead related to our products, was $66.2 million for the year ended December 31, 2000 compared to $26.3 million in 1999, an increase of approximately $39.9 million or 151.7%. Cost of goods sold increased as a result of increased product sales. Cost of goods sold as a percent of sales for the years ended December 31, 2000 and 1999 were 72.8% and 72.7%, respectively.

          Research and Development.    Research and development expenses are incurred under development programs for Three Five and display products either in support of internal development programs or programs funded by agencies of the U.S. government. Research and development costs include staffing, purchases of materials and laboratory supplies, circuit design costs, fabrication and packaging of display products, and overhead. Funded research and development expenses were $1.2 million for the year ended December 31, 2000 compared to $2.9 million in 1999, a decrease of $1.7 million, or 58.6 % due to reduced expenses caused by the expiration of multi-year contracts with agencies of the U.S. government.

          Internal research and development expenses were $13.8 million for the year ended December 31, 2000 compared to $4.3 million in 1999, an increase of $9.5 million, or 220.9%. Internal research and development includes $7.4 million in charges incurred in connection with the acquisition of Super Epitaxial Products, Inc. in October 2000. We determined the amount of the SEP purchase price to be allocated to in-process research and development based on an independent appraisal of certain intangible assets of SEP which indicated that approximately $5.3 million of the acquired intangibles of SEP consisted of in-process research and development that had not yet reached technological feasibility and had no alternative future uses. The amount of the charge taken was based on the expected future discounted cash flows from each product under development, adjusted for the level of completion at the date of acquisition. We also expensed $2.1 million, which consisted primarily of bonuses paid to SEP employees as an inducement to ensure that they remained with the company following the closing of the acquisition.

          Selling, General and Administrative.    Selling, general and administrative expenses consist of the expenses incurred by our sales and marketing personnel and related expenses, and administrative and general corporate expenses. Selling, general and administrative expenses were $9.9 million for the year ended December 31, 2000 compared to $5.8 million in 1999, an increase of $4.1 million, or 70.7%. The increase in selling, general and administrative expenses was primarily due to increases in sales and marketing travel expenses and headcount in procurement, management information and accounting staffs. In addition, selling, general and administrative expenses include non-cash charges for compensation expense of $55,020 for each of the years ended December 31, 2000 and 1999, relating to the issuance of certain stock options.

          Other.    Other expenses, primarily amortization of patents and licenses, were $534,000 for the year ended December 31, 2000 compared to $366,079 in 1999.

          Other Income, Net.    Other income, net was $5.6 million for the year ended December 31, 2000 compared to $1.7 million in 1999. Interest income earned during the year ended December 31, 2000 increased $5.0 million compare to 1999 due to higher cash balances for a full year resulting from the October 1999 equity placement and higher interest rates.

Year Ended December 31, 1999 (“1999”) Compared to Year Ended December 31, 1998 (“1998”)

          Revenues.    Our total revenues for the year ended December 31, 1999 were $38.7 million compared to $26.9 million in 1998, an increase of approximately $11.8 million or 43.7%. Our product revenues for the year ended December 31, 1999 were $36.1 million compared to $23.2 million for the year ended December 31, 1998, an increase of approximately $12.9 million or 55.5%. This increase in product revenues was primarily due to an increase in sales of our Three Five products as well as our CyberDisplay products in the year ended December 31, 1999 compared to year ended December 31, 1998. For the year ended 1999, Three Five product sales and CyberDisplay product sales were $31.5 million and $4.6 million, respectively, versus $20.3 million and $2.9 million, respectively, for 1998. Research and development revenues for the year ended December 31, 1999 were $2.5 million, compared to $3.7 million in 1998, a decrease of $1.1 million, or 31.1%. Research and development revenues declined primarily due to the expirations of multi-year contracts with the U.S. government.

          Cost of Product Revenues.    Cost of product revenues was $26.3 million for the year ended December 31, 1999 compared to $15.5 million in 1998, an increase of approximately $10.8 million or 69.4%. The increase in cost of product revenues as a percentage of product revenues in 1999 primarily is attributable to increased production staffing as we increased production capacity, re-deployed certain assets and personnel previously involved in development activities to manufacturing activities and increased sales of our CyberDisplay products as a percentage of total sales.

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

Liquidity and Capital Resources

          We have financed our operations primarily through public and private placements of our equity securities, research and development contract revenues, and sales of our Three Five and display products. We believe our available cash resources will support our operations and capital needs for at least the next twelve months.

          As of December 31, 2000, we had cash and equivalents and marketable securities of $73.2 million and working capital of $88.3 million compared to $99.1 million and $106.5 million, respectively, as of December 31, 1999. The decrease in cash and equivalents and marketable securities was primarily due to capital and investment expenditures of $43.7 million and principal payments on long-term obligations of $2.5 million, partially offset by cash provided by operations of $12.9 million and proceeds from the exercise of stock options of $6.7 million. The increase in capital expenditures is primarily for our expansion programs to increase manufacturing capacity for our Three Five and display products.

           We periodically enter into long-term debt arrangements to finance equipment purchases and other activities. As of December 31, 2000, debt obligations totaled $2.25 million, of which $1.0 million is payable in the next twelve months.

          Our CyberDisplay products are targeted at large sales volume consumer electronic and wireless communication applications. We believe that in order to obtain customers in these markets, it has been necessary to make significant investments in equipment and infrastructure. We believe that it will be necessary to continue to make significant investments in equipment and development in order to produce current and future CyberDisplay products. As a result of the current cost structure of our CyberDisplay product line, our ability to achieve profitability in that product line depends upon achieving significant sales volumes and higher gross profit margins. We have not yet produced our CyberDisplay products at volumes necessary to achieve profitability. Accordingly, we may not be able to obtain sufficient sales volumes, or if sufficient sales volumes are achieved, we may not be able to produce our CyberDisplay products at a gross margin which will allow the product line to generate a profit. In the three month period ended September 30, 2000, cost of product revenues as a percentage of sales increased as a result of a decline in manufacturing yields of the CyberDisplay products. Yields were negatively impacted by lower quality raw materials received from vendors. We are continually working with our vendors to improve the quality of their raw materials, but if they are unable to improve the quality of their product and provide us with our required quantity of such product we may be unable to increase our production capacity and achieve profitability.

          We lease our facilities located in Taunton and Westborough, Massachusetts, Columbia, Maryland and Los Gatos, California, under non-cancelable operating leases. One Taunton lease expires in 2002 and the other expires in 2010. The Westborough lease expires in 2002, with renewable options for up to two additional years at our election. The Maryland lease expires in 2005. The Los Gatos lease terminates in 2002. We record costs incurred under operating leases as rent expense and this expense aggregated approximately $1.5 million for 2000.

          On October 18, 2000, we acquired Super Epitaxial Products, Inc. (SEP), a privately held company engaged in research and development of optoelectronic materials and devices. Under the terms of the merger agreement, 1.7 million shares of Kopin common stock, with an aggregate value of approximately $23 million, were exchanged for all the outstanding shares of SEP. In addition, we assumed the obligation to issue shares upon exercise of fully-vested options of SEP; the estimated fair value of these options ($1.4 million) was recorded as a component of the purchase price. The acquisition was accounted for using the purchase method of accounting. We took one-time charges of approximately $7.4 million in the fourth quarter of 2000, included in research and development expense, consisting of in process research and development and certain bonuses paid in connection with the acquisition.

          We expect to expend approximately $10 million on capital expenditures over the next twelve months, primarily for the acquisition of equipment relating to the production of our Three Five products and the manufacturing, packaging and testing of CyberDisplay products.

          As of December 31, 2000, we had tax loss carryforwards of approximately $40.4 million, which may be used to offset future taxable income.

Recent Accounting Pronouncements

          The Financial Accounting Standards Board (“FASB”) has issued Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, which is effective for fiscal years commencing after June 15, 2000. SFAS No. 133 requires fair value accounting for all stand-alone derivatives and many derivatives embedded in other financial instruments and contracts. SFAS No. 133 is not expected to have a material effect on financial position or results of operations.

           The Securities and Exchange Commission (“SEC”) has released staff accounting Bulletin No. 101, “Revenue Recognition in Financial Statements”, which sets forth its views regarding revenue recognition. We believe our revenue recognition practices are in compliance with this bulletin.

Seasonality

          Our business has not historically been seasonal in nature because the markets we sell into have been growing. However, we would expect that as the markets we sell into mature, our third quarter would be our strongest sales quarter and our fourth quarter would be our lowest sales quarter.

Inflation

          We do not believe that our operations have been materially affected by inflationary forces.

Item 7a.    Quantitative and Qualitative Disclosures About Market Risk

          We invest our excess cash in high quality government and corporate financial instruments which generally bear minimal risk. We believe that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations, and cash flows should not be material. We sell our products to customers worldwide. We maintain a reserve for potential credit losses and such losses have been minimal. We are exposed to changes in foreign currency exchange primarily through our translation of our foreign subsidiary’s financial position, results of operations, and cash flows and the sale of our CyberDisplay products to customers in Asia.

RISK FACTORS

          This Form 10-K report contains forward-looking statements within the meaning of the securities laws that are based on current expectations, estimates, forecasts and projections about the industries in which Kopin operates, management’s beliefs and assumptions made by management. In addition, other written or oral statements which constitute forward-looking statements may be made by or on behalf of Kopin. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “could”, “seeks”, “estimates”, variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements, whether as a result of new information, future events or otherwise. Factors that could cause or contribute to such differences in outcomes and results, include, but are not limited to, those discussed below.

          We have experienced a history of losses and have a significant accumulated deficit.     We did not achieve profitability on an annual basis until 1999. Since inception, we have incurred significant net operating losses. For the years ended December 31, 1998 and 1997, we incurred net losses of $3.0 million and $6.3 million, respectively, and as of December 31, 2000 we had an accumulated deficit of $50.4 million. We cannot assure you that we will maintain profitability in the future.

          Our revenue and cash flow could be negatively affected by the loss of any of the few customers who account for a substantial portion of our revenues.    A few customers account for a substantial portion of our revenues. Sales of our HBT transistor wafers to Conexant Systems accounted for approximately 46%, 49%, and 59% of our total revenues for the years ended December 31, 2000, 1999, and 1998, respectively. Sales to Mitsubishi Electric Company, Ltd. were 11% and 13% for the years ended December 31, 2000 and 1999, respectively. For the years ended December 31, 2000, 1999 and 1998 revenues from multiple contracts with various U.S. governmental agencies accounted for approximately 2%, 7%, and 14%, respectively, of our total revenues. We anticipate that sales of our HBT transistor wafers to Conexant will continue to represent a significant portion of our revenues for the near future. A reduction in research and development contracts from the U.S. government or a reduction or delay in orders from Conexant or any of our other significant customers would materially reduce our revenue and cash flow and adversely affect our ability to achieve and maintain profitability. For the year ended December 31, 2001 we expect a decline in Three Five product revenues as a result of worldwide inventory accumulation in the supply chain of wireless handsets and related components. In addition industry analysts believe there will be a slowing of worldwide sales growth rates of wireless handsets which may decrease the rate of consumption of the inventory in the supply chain.

          If we are unable to significantly increase our CyberDisplay production capacity and reduce our CyberDisplay production costs, our business will suffer.    As a result of the current cost structure of our CyberDisplay product line, our ability to achieve profitability in that product line depends upon achieving significant sales volumes and higher gross profit margins. We have limited experience manufacturing display products and we have not yet produced our CyberDisplay products at volumes necessary to achieve profitability. If we are unable to successfully increase our CyberDisplay production capacity and reduce manufacturing costs, we may lose customer orders and our display business will remain unprofitable.

          Our CyberDisplay products may not be accepted by the market.    Our success will in large part depend on the widespread adoption of the viewing format of our CyberDisplay. Our success also depends upon the widespread consumer acceptance of our customers’ products. Potential customers may be reluctant to adopt our CyberDisplay products because of concerns surrounding perceived risks relating to:

•	The introduction of our display technology generally;

•	Consumer acceptance of our CyberDisplay products; and

•	The relative complexity, reliability, usefulness and cost-effectiveness of our display products compared to other display products available in the market or that may be developed by our competitors.

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

          Our success depends on the continued growth and evolution of the wireless communications market.     Sales of products for wireless communications applications constitute a significant portion of our current, and a significant portion of our projected, product revenues and cash flows. The implementation of higher bandwidth infrastructure will be needed to drive the development of the next generation of wireless communications services. These developments include data oriented services, such as Internet browsing capabilities and the ability to view e-mail and other information that should increase the demand for our products. Our success will depend in large part on the widespread adoption of this infrastructure and the cost-effectiveness of these services to the consumer. Industry analysts believe that there will be a decline in the rate of growth in sales of wireless handsets in 2001. The extent of the decline will affect our revenue growth and profitability.

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

          Potential fluctuations in operating results make financial forecasting difficult and could affect the price of our common stock.    Our quarterly and annual revenues and operating results are difficult to predict and may fluctuate significantly from quarter to quarter. You should not rely on our revenues and our operating results for any one quarter or year as an indication of our future revenues or operating results. Our revenues and our results of operations may fluctuate for several reasons including:

•	The timing and successful introduction of additional manufacturing capacity;

•	The timing of the initial selection of our Three Five and CyberDisplay products as a component in our customers’ new products;

•	Market acceptance of our and our customers’ products;

•	Competitive pressures on selling prices of our CyberDisplay products;

•	The timing and cancellation of customer orders;

•	Our ability to introduce new products and technologies on a timely basis;

•	Our ability to successfully reduce costs; and

•	The cancellation of U.S. government contracts.

          If our quarterly revenues or results of operations fall below expectations of investors or public market analysts, the price of our common stock could fall substantially.

           Disruptions of our Three Five production would adversely affect our operating results.     If we were to experience any significant disruption in the operation of our facilities, we would be unable to supply HBT transistor wafers to our customers. Our manufacturing processes are highly complex and customer specifications are extremely precise. We periodically modify our processes in an effort to improve yields and product performance and to meet particular customer requirements. We intend to broaden our volume production capabilities to produce Indium Phosphide (InP) HBT transistor wafers, but we have limited experience in producing InP HBT transistor wafers in commercial quantities. Process changes or other problems that occur in the complex manufacturing process can result in interruptions in production or significantly reduced yields. Additionally, as we introduce new equipment into our manufacturing processes, our Three Five products could be subject to especially wide variations in manufacturing yields and efficiency. We may experience manufacturing problems that would result in delays in product introduction and delivery or yield fluctuations. We are also subject to the risks associated with the shortage of raw materials used in the manufacture of our products.

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

          Our reliance on UMC and Unipac involves certain risks, including:

•	The lack of control over production capacity and delivery schedules;

•	Limited control over quality assurance, manufacturing yields and production costs; and

•	The risks associated with international commerce, including unexpected changes in legal and regulatory requirements, changes in tariffs and trade policies and political and economic instability.

          UMC and Unipac, as well as several other third parties with which we do business, are located in Taiwan. Due to the earthquake that occurred in Taiwan in 1999, many Taiwanese companies including UMC and Unipac experienced related business interruptions. Both UMC and Unipac have resumed normal operations. Our business could suffer significantly if UMC or Unipac’s operations were disrupted again for an extended period of time.

          We depend on third parties to provide integrated circuit chip sets and other critical raw materials for use with our CyberDisplay products.    Motorola currently produces integrated circuit chip sets for use with our CyberDisplay products in camcorders. If Motorola or any other third party were unable to supply these integrated circuit chip sets and other critical raw materials, we would be unable to sell our CyberDisplay products until a replacement supplier could be found. In the three month period ended September 30, 2000, a couple of our vendors could not supply the quantity and quality of critical raw materials we needed. This adversely impacted our ability to meet customer demand, our manufacturing yield and our gross margins. Any interruption in our ability to manufacture and distribute our CyberDisplay products could cause our display business to be unsuccessful and the value of your investment in Kopin may decline.

          We may not be able to operate multiple manufacturing facilities successfully.     A critical part of our business strategy is the expansion of our production capacity both internally and using third party manufacturers. We are establishing a second facility to manufacture our Three Five products and we are also considering the establishment of additional internal or third party manufacturing capability to produce both our Three Five products and CyberDisplay products. To date, we have operated only one facility for each of our product lines, and we have no experience operating multiple facilities to manufacture a single product line.

          Our ability to successfully operate additional manufacturing sites will depend on a number of factors including:

•	The identification and availability of appropriate and affordable sites;

•	The management of facility construction and development timing and costs;

•	The establishment of adequate management and information systems and financial controls; and

•	The adaptation of our complex manufacturing process in our additional sites.

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

          Our business could suffer if we lose the services of, or fail to attract, key personnel. In order to continue to provide quality products in our rapidly changing business, we believe it is important to retain personnel with experience and expertise relevant to our business.    Our success depends in large part upon a number of key management and technical employees. The loss of the services of one or more key employees, including John C.C. Fan, our President and Chief Executive Officer, could seriously impede our success. We do not maintain any “key-man” insurance policies on Dr. Fan or any other employees. In addition, due to the level of technical and marketing expertise necessary to support our existing and new customers, our success will depend upon our ability to attract and retain highly-skilled management, technical, and sales and marketing personnel. Competition for highly-skilled personnel is intense and there may be only a limited number of persons with the requisite skills to serve in these positions. We may be unsuccessful in attracting and retaining these personnel.

          We may be unable to continue to grow at our historical growth rates or to manage our growth effectively.    In 1999 and 2000, we have experienced significant growth in our Three Five products and we anticipate growth in our CyberDisplay business. This growth has placed, and our anticipated growth is expected to place, significant strain on our limited administrative, operational and financial resources. We cannot assure you that our systems, procedures, controls and existing and planned space will be adequate to support our future operations. As a result of these concerns, we cannot be sure that we will continue to grow, or, if we do grow, that we will be able to maintain our historical growth rate.

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

          Our stock price may be volatile in the future.    The trading price of our common stock has been subject to wide fluctuations in response to quarter-to-quarter variations in results of operations, announcements of technological innovations or new products by us or our competitors, general conditions in the wireless communications, semiconductor and display markets, changes in earnings estimates by analysts or other events or factors. In addition, the public stock markets have experienced extreme price and trading volatility in recent months. This volatility has significantly affected the market prices of securities of many technology companies for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our common stock.

Item 8.    Financial Statements and Supplementary Data

          The financial statements of Kopin required by this item are incorporated in this Report on pages F-1 through F-14, reference is made to Item 14 of this Report.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          Not Applicable.

Part III

Item 10.    Directors and Executive Officers of the Registrant

          (a)  Directors.    The information with respect to directors required by this item is incorporated herein by reference from our Proxy Statement relating to our Annual Meeting of Shareholders to be held on May 24, 2001 (the “Proxy Statement”).

          (b)  Executive Officers.    Information with respect to executive officers required by this item is set forth in Part I of this Report and is incorporated herein by reference from the proxy statement.

          (c)  Reports of Beneficial Ownership.    The information with respect to reports of beneficial ownership required by this item is incorporated herein by reference from the Proxy Statement.

Item 11.    Executive Compensation

          The information required under this item is incorporated herein by reference from the Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

          The information required by this item is incorporated herein by reference from the Proxy Statement.

Item 13.    Certain Relationships and Related Transactions

          The information required by this item is incorporated herein by reference from the Proxy Statement.

Part IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) Documents filed as part of the Report:

          (1)  Consolidated Financial Statements:

          (2)  Financial Statement Schedules:

Schedule II—Valuation and Qualifying Accounts

          Schedules other than the one listed above have been omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements or the notes thereto.

          (3)  Exhibits

3.1	Amended and Restated Certificate of Incorporation	(2)

3.2	Amendment to Certificate of Incorporation	(15)

3.3	Amendment to Certificate of Incorporation	(15)

3.4	Amended and Restated By-laws	(2)

4	Specimen Certificate of Common Stock	(1)

10.1	Form of Employee Agreement with Respect to Inventions and Proprietary Information	(1)

10.2	1985 Incentive Stock Option Plan, as amended	(1)

10.3	1992 Stock Option Plan Amendment	(15)

10.4	Form of Key Employee Stock Purchase Agreement	(1)

10.5	License Agreement by and between the Company and Massachusetts Institute of Technology dated April 22, 1985, as amended	(1)

10.6	Technology and Business Development Agreement, dated as of November 6, 1992 by and between the Company and Rockwell International Corporation (confidential portions on file with the Commission)	(2)

10.7	Facility Lease, by and between the Company and Massachusetts Technology Park Corporation dated October 15, 1993	(3)

10.8	Master Sublease—Purchase Agreement, by and between the Company and Massachusetts Industrial Finance Agency dated June 23, 1994	(4)

10.9	Contract by and between the Company and the Advanced Research Projects Agency dated May 25, 1994 (confidential portions on file with the Commission)	(4)

10.10	Joint Agreement by and between the Company and Philips Consumer Electronics Company, Division of Philips Electronics North America Corporation dated July 25, 1994 (confidential portions on file with the Commission)	(5)

10.11	Cross License and Supply Agreement, by and between the Company and Philips Electronics North America Corporation dated June 18, 1994(confidential portions on file with the Commission)	(5)

10.12	Securities Purchase Agreement, by and between the Company and GMT Microelectronics Corporation, dated January 6, 1995 (confidential portions on file with the Commission)	(7)

10.13	Contract by and between the Company and the United States Department of Commerce dated April 25,1995	(9)

10.14	Cooperative Research and Development Agreement, by and between the Company and Massachusetts Institute of Technology Lincoln Laboratory dated June 21, 1995 (confidential portions on file with the Commission)	(9)

10.15	Stock Purchase Agreement, by and between the Company and Telecom Holding dated November 24, 1995	(10)

10.16	Letter Agreement, by and between the Company and Telecom Holding Co., Ltd. Co., Ltd. dated November 24, 1995	(10)

10.17	Stock Purchase Agreement, by and between the Company and United Microelectronics Corporation dated November 29, 1995	(9)

10.18	Stock Purchase Agreement, by and between the Company and Unipac Optoelectronics Corporation dated November 29, 1995	(9)

10.19	Letter Agreement, by and between the Company and United Microelectronics Corporation dated November 29, 1995 (confidential portions on file with the Commission)	(9)

10.20	Amendment Agreement, by and between the Company and Rockwell International Corporation dated September 29, 1995	(9)

10.21	Securities Purchase Agreement, by and between the Company and Unitek Semiconductor, Inc. dated January 26, 1996	(11)

10.22	Chattel Leasing Promissory Note, by and between the Company and BancBoston Leasing dated January 29, 1996	(11)

10.23	Master lease agreement, by and between the Company and BancBoston Leasing dated December 23, 1996	(13)

10.24	Joint Venture Agreement, by and among the Company, Kowon Technology Co., Ltd., and Korean Investors, dated as of March 3, 1998	(14)

10.25	Amended and Restated Employment Agreement between the Company and Dr. John C.C. Fan, dated as of February 20, 2000	(15)

21.1	Subsidiaries of Kopin Corporation

23.1	Consent of Deloitte & Touche LLP, Independent Auditors of the Company

(1)	Filed as an exhibit to Registration Statement on Form S-1, File No. 33-45853, and incorporated herein by reference.
(2)	Filed as an exhibit to Registration Statement on Form S-1, File No. 33-57450, and incorporated herein by reference.
(3)	Filed as an exhibit to Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference.
(4)	Filed as an exhibit to Quarterly Report on Form 10-Q for the quarterly period ended July 2, 1994 and incorporated herein by reference.
(5)	Filed as an exhibit to Quarterly Report on Form 10-Q for the quarterly period ended October 1, 1994 and incorporated herein by reference.
(6)	Filed as an exhibit to Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference.
(7)	Filed as an exhibit to Quarterly Report on Form 10-Q for the quarterly period ended April 1, 1995 and incorporated herein by reference.
(8)	Filed as an exhibit to Quarterly Report on Form 10-Q for the quarterly period ended July 1, 1995 and incorporated herein by reference.
(9)	Filed as an exhibit to Annual Report on Form 10-K for the fiscal year ended December 31, 1995 and incorporated herein by reference.
(10)	Filed as an exhibit to Schedule 13D for Telecom Holding, Co., Ltd. filed on October 10, 1995 and incorporated herein by reference.
(11)	Filed as an exhibit to Quarterly Report on Form 10-Q for the quarterly period ended March 30, 1996 and incorporated herein by reference.
(12)	Filed as an exhibit to Quarterly Report on Form 10-Q for the quarterly period ended June 29, 1996 and incorporated herein by reference.
(13)	Filed as an exhibit to Annual Report on Form 10-K for the fiscal year ended December 31, 1996 and incorporated herein by reference.
(14)	Filed as an exhibit to Annual Report on Form 10-Q for the quarterly period ended June 27, 1998 and incorporated herein by reference.
(15)	Filed as an exhibit to Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2000 and incorporated herein by reference.

          (b)  Reports on Form 8-K:

None

KOPIN CORPORATION

INDEPENDENT AUDITORS’ REPORT

Board of Directors and Stockholders
Kopin Corporation
Taunton, Massachusetts

          We have audited the accompanying consolidated balance sheets of Kopin Corporation and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

          In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Kopin Corporation and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/    DELOITTE & TOUCHE LLP

Deloitte & Touche LLP
Boston, Massachusetts
February 23, 2001

KOPIN CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2000	1999
ASSETS
Current assets:
Cash and equivalents	$ 13,332,973	$ 65,981,848
Marketable securities, at fair value	59,847,124	33,117,555
Accounts receivable, net of allowance of $450,000
Billed	14,365,808	10,547,762
Unbilled	467,540	655,220
Inventory	5,711,617	6,157,195
Refundable taxes	5,505,000	—
Prepaid expenses and other current assets	4,336,724	1,651,905

Total current assets	103,566,786	118,111,485
Equipment and improvements:
Land	758,393
Buildings	1,749,589
Equipment	48,598,638	32,849,431
Leasehold improvements	2,410,651	808,884
Furniture and fixtures	515,750	459,097
Equipment under construction	19,993,112	7,207,812

	74,026,133	41,325,224
Accumulated depreciation and amortization	24,935,045	20,653,963

	49,091,088	20,671,261
Other assets	15,521,801	4,352,793
Goodwill, net	14,748,366	—
Intangible assets, net	1,562,629	1,938,190

Total assets	$184,490,670	$145,073,729

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$ 9,892,554	$ 7,564,070
Accrued payroll and expenses	1,398,353	990,073
Other accrued liabilities	2,938,434	933,583
Current portion of long-term obligations	1,000,000	2,142,373

Total current liabilities	15,229,341	11,630,099
Long-term obligations, less current portion	1,250,000	2,567,100
Minority interest	1,234,764	809,238
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $.01 per share: Authorized, 3,000 shares; none issued	—	—
Common stock, par value $.01 per share: Authorized, 120,000,000 shares; issued, 64,681,116 shares in 2000 and 60,298,724 shares in 1999	646,811	602,987
Additional paid-in capital	216,274,520	185,776,145
Deferred compensation	(55,015)	(110,035)
Accumulated other comprehensive income	328,395	509,725
Deficit	(50,418,146)	(56,711,530)

Total stockholders’ equity	166,776,565	130,067,292

Total liabilities and stockholders’ equity	$184,490,670	$145,073,729

See Notes to Consolidated Financial Statements

KOPIN CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2000	1999	1998
Revenues:
Product revenues	$90,962,844	$36,125,822	$23,225,415
Research and development revenues	1,635,461	2,536,188	3,679,582

	92,598,305	38,662,010	26,904,997
Expenses:
Cost of product revenues	66,183,949	26,280,390	15,509,316
Research and development-funded programs	1,216,881	2,858,233	3,953,875
Research and development-internal	13,834,915	4,262,235	5,659,362
Selling, general, and administrative	9,927,728	5,757,288	4,014,862
Other	533,873	366,079	384,349
Impairment charge	—	—	1,800,000

	91,697,346	39,524,225	31,321,764

Income (loss) from operations	900,959	(862,215)	(4,416,767)
Other income and expense:
Interest and other income	6,019,334	2,133,613	2,043,886
Interest expense	(453,075)	(405,972)	(535,783)

Income (loss) before minority interest	6,467,218	865,426	(2,908,664)
Minority interest in income of subsidiary	(173,834)	(90,157)	(59,223)

Net income (loss)	$ 6,293,384	$ 775,269	$ (2,967,887)

Net income (loss) per share:
Basic	$ .10	$ 0.01	$ (0.06)

Diluted	$ .09	$ 0.01	$ (0.06)

Weighted average number of common shares outstanding:
Basic	62,975,715	51,763,034	48,273,912

Diluted	67,727,513	56,321,914	48,273,912

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME( LOSS)

	Years ended December 31,
	2000	1999	1998
Net income (loss)	$6,293,384	$775,269	$(2,967,887)
Foreign currency translation adjustments	(470,333)	98,592	414,492
Unrealized gain (loss) on marketable securities, net	289,003	(9,679)	12,321

Comprehensive income (loss)	$6,112,054	$864,182	$(2,541,074)

KOPIN CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Deficit	Total
	Shares	Amount
Balance, January 1, 1998	44,488,572	$444,886	$ 90,180,568	$(231,955)	$ (6,001)	$(54,518,912)	$ 35,868,586
Issuance of common stock, net of issuance costs of $1,829,000	4,000,000	40,000	17,131,418	—	—	—	17,171,418
Exercise of stock options	585,672	5,856	1,274,737	—	—	—	1,280,593
Amortization of compensation relating to grant of stock options	—	—	—	66,900	—	—	66,900
Net unrealized gain on marketable securities	—	—	—	—	12,321	—	12,321
Foreign currency translation adjustments	—	—	—	—	414,492	—	414,492
Net loss	—	—	—	—	—	(2,967,887)	(2,967,887)

Balance, December 31, 1998	49,074,244	490,742	108,586,723	(165,055)	420,812	(57,486,799)	51,846,423
Issuance of common stock, net of issuance costs of $4,902,000	9,200,000	92,000	73,061,802	—	—	—	73,153,802
Repurchase of common stock	(130,720)	(1,307)	(498,693)	—	—	—	(500,000)
Exercise of stock options	2,155,200	21,552	4,626,313	—	—	—	4,647,865
Amortization of compensation relating to grant of stock options	—	—	—	55,020	—	—	55,020
Net unrealized loss on marketable securities	—	—	—	—	(9,679)	—	(9,679)
Foreign currency translation adjustments	—	—	—	—	98,592	—	98,592
Net income	—	—	—	—	—	775,269	775,269

Balance, December 31, 1999	60,298,724	602,987	185,776,145	(110,035)	509,725	(56,711,530)	130,067,292
Issuance of common stock and assumption of obligations under vested stock options, for acquisition	1,680,331	16,803	23,867,624	—	—	—	23,884,427
Exercise of stock options	2,702,061	27,021	6,630,751	—	—	—	6,657,772
Amortization of compensation relating to grant of stock options	—	—	—	55,020	—	—	55,020
Net unrealized gain on marketable securities	—	—	—	—	289,003	—	289,003
Foreign currency translation adjustments	—	—	—	—	(470,333)	—	(470,333)
Net income	—	—	—	—	—	6,293,384	6,293,384

Balance, December 31, 2000	64,681,116	$646,811	$216,274,520	$ (55,015)	$328,395	$(50,418,146)	$166,776,565

See notes to consolidated financial statements.

KOPIN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2000	1999	1998
Cash flows from operating activities:
Net income (loss)	$ 6,293,384	$ 775,269	$(2,967,887)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	7,311,243	4,093,176	4,275,202
Amortization of compensation relating to grant of stock options	55,020	55,020	66,900
In-process research and development costs	5,310,000	—	—
Impairment charge	—	—	1,800,000
Decrease in deferred rent	—	—	(165,166)
Minority interest in income of subsidiary	663,570	90,157	59,223
Changes in assets and liabilities:
Accounts receivable	(3,643,395)	(7,526,441)	682,103
Inventory	435,612	(2,795,274)	(594,151)
Prepaid expenses, refundable taxes and other current assets	(8,207,906)	(903,245)	63,114
Intangible assets	—	(445,642)	(509,175)
Accounts payable and accrued expenses	4,637,390	6,291,289	(372,105)

Net cash provided by (used in) operating activities	12,854,918	(365,691)	2,338,058

Cash flows from investing activities:
Marketable securities	(24,738,587)	(27,126,351)	(1,367,678)
Other assets	144,984	1,820,540	(1,947,311)
Investments	(11,480,280)	—	(852,440)
Capital expenditures	(33,431,439)	(15,003,438)	(2,945,784)

Net cash used in investing activities	(69,505,322)	(40,309,249)	(7,113,213)

Cash flows from financing activities:
Net proceeds from issuance of common stock	—	73,153,802	17,171,418
Net proceeds from issuance of subsidiary stock	—	—	383,583
Repurchase of common stock	—	(500,000)	—
Principal payments on long-term obligations	(2,459,473)	(1,499,495)	(2,292,818)
Proceeds from long-term obligations	—	—	5,000,000
Principal payment on note payable	—	—	(450,000)
Proceeds from exercise of stock options	6,657,772	4,647,865	1,280,593

Net cash provided by financing activities	4,198,299	75,802,172	21,092,776

Effect of exchange rate changes on cash	(196,770)	47,281	64,314

Net increase (decrease) in cash and equivalents	(52,648,875)	35,174,513	16,381,935
Cash and equivalents:
Beginning of period	65,981,848	30,807,335	14,425,400

End of period	$13,332,973	$65,981,848	$30,807,335

Supplementary cash flow information—
Interest paid in cash	$ 421,765	$ 426,471	$ 501,691

See notes to consolidated financial statements.

KOPIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Summary of Significant Accounting Policies

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates included within the financial statements include net realizable value of subsidiary assets, sales return reserves, warranty reserves, inventory reserves, allowances for doubtful accounts and the economic life of intangible assets.

          Reference herein to “2000”, “1999” and “1998” are for and as of the fiscal years ended December 31, 2000, 1999 and 1998.

Industry Segment

          Kopin Corporation and its subsidiaries (the “Company”) operate in one industry segment which includes the development, manufacture and sale of flat panel display devices and products and gallium arsenide device wafers and products for commercial and consumer markets, and the performance of related research and development under contracts.

Principles of Consolidation

          The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and Kowon Technology Co., Ltd., a majority owned (67%) subsidiary located in Korea. All intercompany transactions and balances have been eliminated.

Stock Splits

          All share data, income per share, and related information give retroactive effect to the 2 for 1 stock splits effected in the form of a stock dividends for shareholders of record as of June 30, 2000, effected on July 13, 2000, and as of December 20, 1999, which was effected on December 29, 1999.

Revenue Recognition

          Product revenue is recognized when a written order is received from the customer, the related product is shipped or when a service is performed, and collectibility of the related receivable is considered probable. For certain of our products, we provide customers with a twelve month warranty from the date of sale. Estimated sales return and warranty reserves are provided at the time of sale based upon historical and anticipated warranty costs.

          Revenue from long-term research and development contracts is recognized on the percentage-of-completion method of accounting as work is performed, based upon the ratio that incurred costs or hours bear to estimated total completion cost or hours. At the time a loss on a contract becomes known, the entire amount of the estimated ultimate loss is recognized in the financial statements. Amounts earned on contracts in progress in excess of the billings of such contracts are classified as unbilled receivables and amounts received in excess of amounts earned are classified as unearned revenue. Unbilled receivables primarily result from the time necessary to accumulate costs, including costs incurred by subcontractors, for invoice preparation after the work has been performed by us. Unbilled receivables are billed based on dates stipulated in the related agreement or in periodic installments based upon our monthly invoicing cycle.
KOPIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Research and Development Costs

          Research and development expenses include expenses incurred in support of internal development programs and programs funded by agencies of the federal government, including development programs for display devices and products, device wafers, circuit design costs, staffing, purchases of materials and laboratory supplies, and fabrication and packaging of our display products. Research and development costs in 2000 also include $5.3 million of in-process research and development costs associated with the acquisition of Super Epitaxial Products, Inc. (SEP) (see note 2) and $2.1 million of other costs, principally bonuses paid to SEP employees as an inducement to remain with the Company.

Cash and Equivalents and Marketable Securities

          We consider all highly liquid, short-term debt instruments with a maturity of three months or less at the date of purchase to be cash equivalents.

          Marketable securities consist primarily of commercial paper, medium-term notes, and United States government and agency securities. We classify marketable securities included in Current Assets as “available for sale” and accordingly carry them at market value. Marketable securities included in Other Assets are classified as “held to maturity” and carried at cost as we have the ability and intent to hold them until maturity. From time to time, we sell marketable securities for working capital, capital expenditure and investment purposes. Substantially all the marketable securities mature within one year. Gross unrealized holding gains or losses are recorded in other comprehensive income.

          Investments in marketable securities are as follows:

	Amortized Cost		Unrealized Gains
	December 31,		December 31,
	2000	1999	2000	1999
Available for sale securities:
U.S. government and agency securities	30,799,853	$14,658,199	270,169	$ —
Corporate debt securities	28,761,627	18,462,715	15,475	3,195

Total available for sale securities	59,561,480	$33,120,914	285,644	$3,195

	Unrealized Losses		Fair Value
	December 31,		December 31,
	2000	1999	2000	1999
Available for sale securities:
U.S. government and agency securities	—	$6,554	$31,070,022	$14,651,645
Corporate debt securities	—	—	28,777,102	18,465,910

Total available for sale securities	—	$6,554	$59,847,124	$33,117,555

          The gross gains and losses realized related to sales of marketable securities were not material. We use the specific identification method as a basis for determining cost and calculating realized gains and losses.

Inventory

          Inventory is stated at the lower of cost (first-in, first-out method) or market and consists of the following:

	2000	1999
Raw materials	$4,396,631	$4,787,158
Work in process	1,016,146	1,164,027
Finished goods	298,840	206,010

	$5,711,617	$6,157,195

KOPIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Foreign Currency Translation

          Assets and liabilities of non-U.S. operations are translated into U.S. dollars at year end exchange rates, and revenues and expenses at rates prevailing during the year. Resulting translation adjustments are accumulated as part of other comprehensive income and aggregate $63,617 and $513,084 of unrealized gain at December 31, 2000 and 1999, respectively. Transaction gains or losses are recognized in income or loss currently.

Net Income (Loss) Per Share

          Basic net income (loss) per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of common shares and potential common share outstanding during the period using the treasury method. Potential common share have not been included in any periods in which the effect would be anti-dilutive.

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

Impairment Charge

          We periodically assess the recoverability of our long-lived assets by comparing the undiscounted cash flows expected to be generated by those assets to their carrying value. If the sum of the undiscounted cash flows is less than the carrying value of the assets, an impairment charge is recognized.

          In December 1998, due to the modification to certain manufacturing processes, we recorded an impairment charge of approximately $1,800,000 which consisted of the write-down of certain patents and equipment. The $1,800,000 represented the amount that the carrying value of the assets exceeded their fair market value. The fair market value of the assets was determined based on valuation techniques utilizing the present value of estimated expected future cash flows.
KOPIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-Based Compensation

          Compensation cost associated with the grant of options and other stock awards to employees is determined using the intrinsic value method. Compensation cost associated with the grant of options and other stock awards to non-employees is determined using the fair value method.

2.    Acquisition of Super Epitaxial Products, Inc.

          In October 2000, the Company acquired Super Epitaxial Products, Inc. (SEP), a privately held company engaged in research and development of optoelectronic materials and devices. Under the terms of the agreement, 1.7 million shares of Kopin common stock, with an aggregate value of approximately $22.5 million, were exchanged for all the outstanding shares of SEP. In addition, the Company assumed the obligation to issue shares of its common stock upon exercise of vested SEP stock options; the fair value of these options ($1.4 million) was included in the purchase price of SEP. The acquisition was accounted for using the purchase method of accounting.

          Research and development expense in 2000 also includes $7.4 million in charges incurred in connection with the acquisition of SEP. Of the $7.4 million, $5.3 million represents the fair value of technologies under development by SEP acquired for use in the Company’s own development efforts. The Company determined the amount of the purchase price to be allocated to in-process research and development based on an independent appraisal of certain intangible assets which indicated that approximately $5.3 million of the acquired intangibles consisted of in-process research and development that had not yet reached technological feasibility and had no alternative future uses. The amount of the charge taken was based on the expected future discounted cash flows from each product under development, adjusted for the level of completion at the date of acquisition. Accordingly, these amounts were expensed as of the acquisition date.

          In addition to the $5.3 million expensed associated with in-process research and development, the Company also expensed $2.1 million, which consisted primarily of bonuses paid to SEP employees as an inducement to ensure that they remained with the Company following the closing of the acquisition.

          The purchase price was allocated as follows:
Current assets	$ 1,826,650
Machinery and equipment	992,421
Accounts payable and accrued expenses	(88,813)
Goodwill, in process research and development and other intangible assets	21,154,169

Purchase price	$23,884,427

Goodwill generated by the transaction is being amortized to expense over its estimated useful life of 7 years using the straight line method

3.    Other Assets

          Other assets consist primarily of equity investments in various companies and notes receivable. Equity investments are non-marketable and are carried at cost and aggregate $14,864,000 and $3,384,000 at December 31, 2000 and 1999, respectively. We periodically assess possible impairment of these investments. In addition to cost basis investments, the Company has a 20% interest in a company which is accounted for using the equity method. The carrying value of this investment is approximately $3.1 million. Notes receivable bear interest at rates ranging from 7.75% to 11.75% and are due in varying installments through August, 2003.
KOPIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Intangible Assets

          Intangible assets consist of the following:

	Estimated Useful Life (years)	2000	1999
Patents and application fees	10	$2,685,312	$2,536,999
Licenses	5-12	460,000	716,274

		3,145,312	3,253,273
Less accumulated amortization		(1,582,683)	(1,315,083)

		$1,562,629	$1,938,190

Income Taxes

          As of December 31, 2000, we have available for tax reporting purposes, federal net operating loss and general business tax credit carryforwards of approximately $40,356,000 and $500,000, respectively, expiring through 2015.

          Deferred taxes are provided to recognize the effect of temporary differences between tax and financial reporting. Deferred income tax assets and liabilities consist of the following:

	2000	1999
Deferred tax assets:
Net operating loss carryforward	$16,546,000	$18,319,000
Research and development expenses	1,506,000	1,867,000
Amortization of intangible asset	497,000	406,000
Other	1,292,000	745,000

	19,841,000	21,337,000

Deferred tax liabilities:
Patent costs	1,101,000	1,040,000
Depreciation	1,717,000	1,471,000

	2,818,000	2,511,000

Net deferred tax assets	17,023,000	18,826,000
Valuation allowance	(17,023,000)	(18,826,000)

	$ —	$ —

          The provision for income taxes consists of the following for the years ended December 31:

	2000	1999	1998
Current
Federal	$1,970,000	$(112,200)	$(297,000)
State	591,000	(35,800)	(45,000)
Foreign	24,000	16,250	18,800
Deferred
Federal	23,000	245,750	165,000
State	7,000	17,000	51,000
Generation of (Use of) loss carryforwards	(2,615,000)	(131,000)	107,200

	$ —	$ —	$ —

KOPIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.    Long-term Obligations

          In March 1998, we entered into a $5,000,000 secured term note which requires us to make quarterly principal payments of $250,000 plus interest at a floating rate based upon LIBOR, 6.56% at December 31, 2000. At December 31, 2000 the Company owed $2,250,000 of which $1,000,000 is owed in 2001. This term note is secured by our accounts receivable.

5.    Stockholders’ Equity

          In October 1999, we completed a public offering of 9,200,000 shares of common stock at a price of $8.49 per share. Net proceeds to us totaled approximately $73,154,000. In February 1998, we completed a public offering of 8,000,000 shares of common stock at a price of $4.75 per share. Of the total shares sold, we sold 4,000,000 shares and the other 4,000,000 shares were sold by a shareholder. Net proceeds to us totaled approximately $17,171,000.

6.    Stock Options

          Our 1992 Stock Option Plan permits the granting of both nonqualified stock options and incentive stock options. The plan covers 15,000,000 shares of common stock (including shares issued upon exercise of options granted pursuant the 1985 Plan). The option price of incentive stock options shall not be less than 100% of the fair market value of the stock at the date of grant, or in the case of certain incentive stock options, at 110% of the fair market value at the time of the grant. Options must be exercised within a ten-year period or sooner if so specified within the option agreement. Options granted generally vest over four years.

          In 1994, we adopted the Director Stock Option Plan, which provides for the automatic granting, pursuant to a formula, of nonqualified stock options to our non-employee directors. A maximum of 700,000 shares are issuable under the plan.

          For certain options granted, we recognize as compensation expense the excess of the fair market value of the common shares issuable upon exercise of such options over the aggregate exercise price of such options. This compensation expense is amortized ratably over the vesting period of each option. For the year ended December 31, 2000, such compensation expense of $55,020 was recorded and will aggregate to $55,015 over the remaining terms of the options. A summary of option activity is as follows:

	2000		1999		1998
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Balance, beginning of year	8,640,488	$ 4.55	8,977,352	$2.99	8,846,588	$2.92
Options granted	2,719,097	16.98	2,245,132	8.80	1,294,900	3.29
Options cancelled	(304,918)	6.85	(426,796)	2.87	(578,464)	3.26
Options exercised	(2,765,225)	2.94	(2,155,200)	2.71	(585,672)	2.51

Balance, end of year	8,289,442	$ 9.08	8,640,488	$4.55	8,977,352	$2.99

Exercisable, end of year	3,591,328		5,392,742		6,011,732

KOPIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

           The following table summarizes information about stock options outstanding and exercisable at December 31, 2000:

	Options Outstanding			Options Exercisable
Range of Exercise prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercised	Weighted Average Exercise Price
$0.25-$2.50	891,811	5.25	$ 2.15	857,601	$ 2.19
$2.53-$3.70	1,385,514	6.14	$ 2.99	852,914	$ 2.99
$3.75-$4.81	1,762,610	6.98	$ 4.09	1,274,560	$ 3.81
$4.90-$10.50	2,756,386	9.43	$10.13	527,882	$10.00
$13.00-$44.88	1,493,121	9.14	$22.83	78,371	$13.20

	8,289,442	7.86	$ 9.08	3,591,328	$ 4.34

          We have two fixed option plans which reserve shares of common stock for issuance to executives, key employees and directors. Had compensation cost for our two stock option plans been determined based on the fair value at the grant date for awards in 2000, 1999 and 1998, our net loss and net income loss per share would have been $3,587,000 or $.05 per share in 2000, $2,821,000 or $.05 per share in 1999, and $4,857,000 or $.10 per share in 1998.

          The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 2000, 1999, and 1998: no expected dividend yield; expected volatility of 72.75% in 2000, 62.21% in 1999, and 61.9% in 1998; risk-free interest rate of 6.5% in 2000, 6.5% in 1999 and 4.69% in 1998; and expected lives of four years. The weighted-average fair value of options on grant date was $14.89 in 2000, $4.73 in 1999, and $1.69 in 1998.

7.    Employee Benefit Plan

          We have an employee benefit plan pursuant to Section 401(k) of the Internal Revenue Code. The plan allows employees to defer up to 15% of their annual compensation to a current maximum of $10,500. We will match 50% of all deferred compensation up to a maximum of 3% of each employee’s annual compensation. The amount charged to operations in connection with this plan was approximately $163,000 in 2000, $129,000 in 1999, and $108,000 in 1998.

8.    Major Customers

          Approximately 46%, 49% and 59% of our revenue resulted from sales to a single customer during the years ended December 31, 2000, 1999 and 1998, respectively. Approximately 11% and 13% of our revenues resulted from sales to a second customer in 2000 and 1999. In addition, during the years ended December 31, 2000, 1999, and 1998, approximately 2%, 7%, and 14%, respectively, of our revenues resulted from multiple contracts with various agencies of the United States government. These contracts are subject to termination at the election of the relevant agency.

          Sales to foreign customers during the years ended December 31, 2000, 1999 and 1998 were approximately 45%, 36% and 29%, respectively of our revenues. Sales to Japan for 2000, 1999 and 1998 were approximately 26%, 18% and 4%, respectively.
KOPIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.    Commitments

Leases

          We lease our facilities located in Taunton and Westborough, Massachusetts, Los Gatos, California, and Columbia, Maryland under noncancellable operating leases. The Taunton leases expire in 2002 and 2010. The Westborough lease expires in 2002, with renewable options for up to two additional years at our election. The Los Gatos lease terminates in 2002. The Maryland lease expires in 2005. Substantially all real estate taxes, insurance and maintenance expenses under these leases are our obligations. The following is a schedule of minimum rental commitments under noncancellable operating leases subsequent to December 31, 2000:

Year ending December 31,	Amount
2001	$1,611,576
2002	1,346,417
2003	352,650
2004	352,650
2005	352,600
Thereafter	1,485,000

Total minimum lease payments	$5,500,893

          Costs incurred under operating leases are recorded as rent expense and aggregated approximately $1,522,000 in 2000, $1,321,000 in 1999, and $1,090,000 in 1998.

Other Agreements

          We have entered into various license agreements which require us to pay royalties based upon a set percentage of product sales, subject, in some cases, to certain minimum amounts. Total royalty expense approximated $26,040 in 2000, $26,040 in 1999, and $25,000 in 1998.

10.    Litigation

          We are engaged in legal proceedings arising in the ordinary course of business. We believe that the ultimate outcome of these proceedings will not have a material adverse impact on our consolidated financial position, results of operations or cash flows.

11.    Product Revenues

          Product revenues consisted of approximately the following:

	2000	1999	1998
Three Five Products	$72,049,300	$31,491,300	$20,292,900
Display Products	18,913,500	4,634,500	2,932,500

Total Product Sales	$90,962,800	$36,125,800	$23,225,400

12.    Recent Accounting Pronouncements

          The Financial Accounting Standards Board (“FASB”) has issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, which is effective for fiscal years commencing after June 15, 2000. SFAS No. 133 requires fair value accounting for all stand-alone derivatives and many derivatives embedded in other financial instruments and contracts. SFAS No. 133 is not expected to have a material effect on financial position or results of operations.

          The Securities and Exchange Commission (“SEC”) has released Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements”, which sets forth their views regarding revenue recognition. We believe our revenue recognition practices are in compliance with this bulletin.

13.  SELECTED QUARTERLY FINANCIAL INFORMATION (Unaudited)

The following table presents summarized financial results for the each of the fiscal quarters of the years ended December 31, 2000 and 1999 (in thousands, except per share data).

	2000
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenues	$19,740	$24,395	$23,831	$24,632
Gross profit	5,333	7,502	5,637	6,289
Net income (loss)	2,272	3,815	4,191	(3,985)
Income (loss) per share-basic	$.04	$.06	$.07	$(.06)
Income (loss) Per share-diluted	$.03	$.06	$.06	$(.06)

	1999
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenues	$6,730	$8,614	$9,736	$13,542
Gross profit	2,054	2,035	2,028	3,728
Net income (loss)	206	147	(354)	776
Income (loss) per share-basic	$.01	$.00	$(.01)	$.01
Income (loss) Per share-diluted	$.01	$.00	$(.01)	$.01

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March     , 2001
KOPIN CORPORATION

/s/ JOHN C. C. FAN
By:
John C. C. Fan
Chairman of the Board, Chief Executive Officer, President and Director

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN C. C. FAN John C. C. Fan	Chairman of the Board, Chief Executive Officer, President and Director (principal executive officer)	March , 2001

/s/ DAVID E. BROOK David E. Brook	Director	March , 2001

/s/ MORTON COLLINS Morton Collins	Director	March , 2001

/s/ ANDREW H. CHAPMAN Andrew H. Chapman	Director	March , 2001

/s/ CHI CHIA HSIEH Chi Chia Hsieh	Director	March , 2001

/s/ MICHAEL A. WALL Michael A. Wall	Director	March , 2001

/s/ RICHARD A. SNEIDER Richard A. Sneider	Treasurer and Chief Financial Officer (principal financial and accounting officer)	March , 2001

KOPIN CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2000, 1999, 1998

Description	Balance at Beginning of Year	Additions Charged to Income	Deductions from Reserve	Balance at End of Year
Reserve deducted from assets—allowance for doubtful accounts:
1998	$152,700	$ —	$(1,900)	$150,800
1999	150,800	300,000	—	450,800
2000	450,800	—	(800)	450,000

Index to Exhibits

Exhibits		Sequential page number
3.1	Amended and Restated Certificate of Incorporation	(2)

3.2	Amendment to Certificate of Incorporation	(15)

3.3	Amendment to Certificate of Incorporation	(15)

3.4	Amended and Restated By-laws	(2)

4	Specimen Certificate of Common Stock	(1)

10.1	Form of Employee Agreement with Respect to Inventions and Proprietary Information	(1)

10.2	1985 Incentive Stock Option Plan, as amended	(1)

10.3	1992 Stock Option Plan Amendment	(15)

10.4	Form of Key Employee Stock Purchase Agreement	(1)

10.5	License Agreement by and between the Company and Massachusetts Institute of Technology dated April 22, 1985, as amended	(1)

10.6	Technology and Business Development Agreement, dated as of November 6, 1992 by and between the Company and Rockwell International Corporation (confidential portions on file with the Commission)	(2)

10.7	Facility Lease, by and between the Company and Massachusetts Technology Park Corporation dated October 15, 1993	(3)

10.8	Master Sublease—Purchase Agreement, by and between the Company and Massachusetts Industrial Finance Agency dated June 23, 1994	(4)

10.9	Contract by and between the Company and the Advanced Research Projects Agency dated May 25, 1994 (confidential portions on file with the Commission)	(4)

10.10	Joint Agreement by and between the Company and Philips Consumer Electronics Company, Division of Philips Electronics North America Corporation dated July 25, 1994 (confidential portions on file with the Commission)	(5)

10.11	Cross License and Supply Agreement, by and between the Company and Philips Electronics North America Corporation dated June 18, 1994 (confidential portions on file with the Commission)	(5)

10.12	Securities Purchase Agreement, by and between the Company and GMT Microelectronics Corporation, dated January 6, 1995 (confidential portions on file with the Commission)	(7)

10.13	Contract by and between the Company and the United States Department of Commerce dated April 25,1995	(9)

10.14	Cooperative Research and Development Agreement, by and between the Company and Massachusetts Institute of Technology Lincoln Laboratory dated June 21, 1995 (confidential portions on file with the Commission)	(9)

10.15	Stock Purchase Agreement, by and between the Company and Telecom Holding dated November 24, 1995	(10)

10.16	Letter Agreement, by and between the Company and Telecom Holding Co., Ltd. Co., Ltd. dated November 24, 1995	(10)

10.17	Stock Purchase Agreement, by and between the Company and United Microelectronics Corporation dated November 29, 1995	(9)

10.18	Stock Purchase Agreement, by and between the Company and Unipac Optoelectronics Corporation dated November 29, 1995	(9)

Exhibits		Sequential page number
10.19	Letter Agreement, by and between the Company and United Microelectronics Corporation dated November 29, 1995 (confidential portions on file with the Commission)	(9)

10.20	Amendment Agreement, by and between the Company and Rockwell International Corporation dated September 29, 1995	(9)

10.21	Securities Purchase Agreement, by and between the Company and Unitek Semiconductor, Inc. dated January 26, 1996	(11)

10.22	Chattel Leasing Promissory Note, by and between the Company and BancBoston Leasing dated January 29, 1996	(11)

10.23	Master lease agreement, by and between the Company and BancBoston Leasing dated December 23, 1996	(13)

10.24	Joint Venture Agreement, by and among the Company, Kowon Technology Co., Ltd., and Korean Investors, dated as of March 3, 1998	(14)

10.25	Amended and Restated Employment Agreement between the Company and Dr. John C.C. Fan, dated as of February 20, 2000	(15)

21.1	Subsidiaries of Kopin Corporation

23.1	Consent of Deloitte & Touche LLP, Independent Auditors of the Company

(1)	Filed as an exhibit to Registration Statement on Form S-1, File No. 33-45853, and incorporated herein by reference.
(2)	Filed as an exhibit to Registration Statement on Form S-1, File No. 33-57450, and incorporated herein by reference.
(3)	Filed as an exhibit to Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference.
(4)	Filed as an exhibit to Quarterly Report on Form 10-Q for the quarterly period ended July 2, 1994 and incorporated herein by reference.
(5)	Filed as an exhibit to Quarterly Report on Form 10-Q for the quarterly period ended October 1, 1994 and incorporated herein by reference.
(6)	Filed as an exhibit to Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference
(7)	Filed as an exhibit to Quarterly Report on Form 10-Q for the quarterly period ended April 1, 1995 and incorporated herein by reference.
(8)	Filed as an exhibit to Quarterly Report on Form 10-Q for the quarterly period ended July 1, 1995 and incorporated herein by reference.
(9)	Filed as an exhibit to Annual Report on Form 10-K for the fiscal year ended December 31, 1995 and incorporated herein by reference.
(10)	Filed as an exhibit to Schedule 13D for Telecom Holding, Co., Ltd. filed on October 10, 1995 and incorporated herein by reference.
(11)	Filed as an exhibit to Quarterly Report on Form 10-Q for the quarterly period ended March 30, 1996 and incorporated herein by reference.
(12)	Filed as an exhibit to Quarterly Report on Form 10-Q for the quarterly period ended June 29, 1996 and incorporated herein by reference.
(13)	Filed as an exhibit to Annual Report on Form 10-K for the fiscal year ended December 31, 1996 and incorporated herein by reference.
(14)	Filed as an exhibit to Annual Report on Form 10-Q for the quarterly period ended June 27, 1998 and incorporated herein by reference.
(15)	Filed as an exhibit to Quarterly Report on Form 10-Q for the quarterly period ended April 1, 2000 and incorporated herein by reference.