Form 10-Q
period 2001-03-31
KOPIN CORP
filed 2001-05-14
CIK 771266

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR l5(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended March 31, 2001

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


Applicable only to corporate issuers:


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


               Class                     Outstanding as of April 30, 2001
               -----                     --------------------------------
  Common Stock, par value $.01                      64,931,888

                               KOPIN CORPORATION

                                     INDEX
                                     -----

                                                                     Page No.
                                                                     -------
PART I - FINANCIAL INFORMATION

  Item 1.  Consolidated Financial Statements:

           Consolidated Balance Sheets at March 31, 2001 and             3
           December 31, 2000

           Consolidated Statements of Operations and Comprehensive       4
           Income (Loss) for the three months ended March 31, 2001
           and April 1, 2000

           Consolidated Statements of Stockholders' Equity for the       5
           three months ended March 31, 2001 and April 1, 2000

           Consolidated Statements of Cash Flows for the three           6
           months ended March 31, 2001 and April 1, 2000

           Notes to Consolidated Financial Statements                    7

  Item 2.  Management's Discussion and Analysis of Financial             8
           Condition and Results of Operations

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk   10


PART II - OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K                             10


SIGNATURES                                                              11

                               KOPIN CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)

                                                                                        March 31, 2001        December 31, 2000
                                                                                       ----------------       -----------------
Assets
Current assets:
     Cash and equivalents                                                                  $  4,640,782           $ 13,332,973
     Marketable securities, at fair value                                                    63,662,306             59,847,124
     Accounts receivable, net of allowance of $550,000
          Billed                                                                              8,517,585             14,365,808
          Unbilled                                                                              864,787                467,540
     Inventory                                                                                8,978,377              5,711,617
     Refundable Taxes                                                                         4,626,650              5,505,000
     Prepaid expenses and other current assets                                                6,607,856              4,336,724
                                                                                           ------------           ------------
          Total current assets                                                               97,898,344            103,566,786

Equipment and improvements:
     Land                                                                                       739,143                758,393
     Buildings                                                                                1,702,557              1,749,589
     Equipment                                                                               51,008,622             48,598,638
     Leasehold improvements                                                                   2,399,831              2,410,651
     Furniture and fixtures                                                                     524,638                515,750
     Equipment under construction                                                            19,281,265             19,993,112
                                                                                           ------------           ------------
                                                                                             75,656,056             74,026,133
     Accumulated depreciation and amortization                                               27,404,821             24,935,045
                                                                                           ------------           ------------
                                                                                             48,251,235             49,091,088

Other assets                                                                                 15,688,128             15,521,801
Goodwill, net                                                                                14,345,438             14,748,366
Intangible assets                                                                             1,347,416              1,562,629
                                                                                           ------------           ------------
          Total assets                                                                     $177,530,560           $184,490,670
                                                                                           ============           ============

Liabilities and Stockholders' Equity
Current liabilities:
     Accounts payable                                                                      $  9,531,914           $  9,892,554
     Accrued payroll and expenses                                                               827,833              1,398,353
     Other accrued liabilities                                                                2,927,763              2,938,434
     Current portion of long-term obligations                                                 1,000,000              1,000,000
                                                                                           ------------           ------------
          Total current liabilities                                                          14,287,510             15,229,341

Long-term obligations, less current portion                                                   1,000,000              1,250,000
Minority interest                                                                             1,286,794              1,234,764
Commitments and contingencies
Stockholders' equity:
     Preferred stock, par value $.01 per share:  Authorized, 3,000 shares;
          none issued and outstanding                                                                 -                      -
     Common stock, par value $.01 per share: Authorized, 120,000,000 shares;
          issued:  64,933,011 shares in 2001 and 64,681,116 shares in  2000                     649,330                646,811
     Additional paid-in capital                                                             217,012,045            216,274,520
     Deferred compensation                                                                      (41,260)               (55,015)
     Accumulated other comprehensive income                                                     523,430                328,395
     Deficit                                                                                (57,187,289)           (50,418,146)
                                                                                           ------------           ------------
          Total stockholders' equity                                                        160,956,256            166,776,565
                                                                                           ------------           ------------
          Total liabilities and stockholders' equity                                       $177,530,560           $184,490,670
                                                                                           ============           ============

                See notes to consolidated financial statements.

                               KOPIN CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                               Three Months Ended
                               ------------------


                                               March 31, 2001     April 1, 2000
                                               --------------     -------------

   Revenues:
     Product revenues                           $ 14,410,732      $ 19,310,263
     Research and development revenues               562,499           429,500
                                                ------------      ------------
                                                  14,973,231        19,739,763
   Expenses:
     Cost of product revenues                     16,369,403        13,977,048
     Research and development                      3,123,233         3,101,867
     Selling, general and administrative           3,094,928         1,626,536
     Other                                           117,257            87,900
                                                ------------       -----------
                                                  22,704,821        18,793,351
                                                ------------       -----------
   Income (loss) from operations                  (7,731,590)          946,412
   Other income and expense:
     Interest and other income                     1,113,333         1,439,063
     Interest expense                                (91,836)          (85,886)
                                                ------------       -----------

   Income (loss) before minority interest         (6,710,093)        2,299,589
   Minority interest in income of subsidiary         (59,050)          (26,847)
                                                ------------       -----------

   Net income (loss)                             ($6,769,142)      $ 2,272,742
                                                ============       ===========
   Net income (loss) per share:
     Basic                                            ($ .10)             $.04
                                                ============       ===========
     Diluted                                          ($ .10)             $.03
                                                ============       ===========
   Weighted average number of common
   shares outstanding:
     Basic                                        64,886,242        62,003,110
                                                ============       ===========
     Diluted                                      64,886,242        68,019,242
                                                ============       ===========


             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                                  (UNAUDITED)


                                                  Three Months Ended
                                                  ------------------
                                            March 31, 2001     April 1, 2000
                                            --------------     --------------

   Net income (loss)                         ($6,769,142)        $2,272,742
   Foreign currency translation                   33,271             15,447
     adjustments
   Unrealized gain (loss) on marketable
     securities, net                             161,764            (98,371)
                                             -----------         ----------

   Comprehensive income (loss)               ($6,574,107)        $2,189,818
                                             ===========         ==========


                See notes to consolidated financial statements.

                               KOPIN CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

              THREE MONTHS ENDED MARCH 31, 2001 AND APRIL 1, 2000

                                  (UNAUDITED)

                                                                                         Accumulated
                                         Common Stock       Additional                     Other
                                      -------------------     Paid-in      Deferred    Comprehensive
                                      Shares      Amount      Capital    Compensation      Income       Deficit          Total
                                     ----------  --------  ------------  ------------  -----------   -------------    ------------
Balance, December 31, 1999           30,149,362  $301,494  $186,077,638   ($110,035)      $509,725   ($56,711,530)    $130,067,292

  Exercise of stock options           1,203,441    12,034     4,385,757          --             --             --        4,397,791

  Amortization of compensation
     relating to grant of stock              --        --            --      13,755             --             --           13,755
     options

  Net unrealized loss on marketable
     securities, net                         --        --            --          --        (98,371)            --          (98,371)

  Foreign currency translation
     adjustments                             --        --            --          --         15,447             --           15,447

  Net income for the three month
     period ended April 1, 2000              --        --            --          --             --      2,272,742        2,272,742
                                     ----------  --------  ------------   ---------       --------   ------------     ------------
Balance, April 1, 2000               31,352,803  $313,528  $190,463,395    ($96,280)      $426,801   ($54,438,788)    $136,668,656
                                     ==========  ========  ============   =========       ========   ============     ============
Balance, December 31, 2000           64,681,116  $646,811  $216,274,520    ($55,015)      $328,395   ($50,418,146)    $166,776,565

  Exercise of stock options             251,895     2,519       737,525          --             --             --          740,044

  Amortization of compensation
     relating to grant of stock              --        --            --      13,755             --             --           13,755
     options

  Net unrealized loss on marketable
     securities, net                         --        --            --          --        161,764             --          161,764

  Foreign currency translation
     adjustments                             --        --            --          --         33,271             --           33,271

  Net loss for the three month
    period ended March 31, 2001              --        --            --          --             --       (6,769,142)    (6,769,142)
                                     ----------  --------  ------------   ---------       --------     ------------    -----------
Balance, March 31, 2001              64,933,011  $649,330  $217,012,045    ($41,260)      $523,430      $57,187,289    $160,956,256
                                     ==========  ========  ============   =========       ========     ============    ============

                See notes to consolidated financial statements.

                               KOPIN CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)


                                                       Three months ended
                                                       ------------------
                                                 March 31, 2001   April 1, 2000
                                                 --------------   -------------
Cash flows from operating activities:
  Net income (loss)                               ($ 6,769,142)    $  2,272,742
  Adjustments to reconcile net income (loss)
     to net cash provided by (used in)
     operating activities:
    Depreciation and amortization                    3,057,527        1,452,503
    Amortization of compensation relating to
       grant of stock options                           13,755           13,755
    Minority interest in income of subsidiary           59,050           26,847
    Changes in assets and liabilities:
       Accounts receivable                           5,422,832       (1,808,816)
       Inventory                                    (3,299,240)       1,994,298
       Prepaid expenses and other current assets    (1,398,615)         408,597
       Intangible assets                               215,213         (107,488)
       Accounts payable and accrued expenses          (750,880)         328,722
                                                  ------------     ------------
       Net cash provided by (used in)
         operating activities                       (3,449,498)       4,581,160
                                                  ------------     ------------

Cash flows from investing activities:
  Marketable securities                             (3,620,148)     (11,305,525)
  Other assets                                        (170,223)      (1,589,900)
  Capital expenditures                              (1,890,979)      (1,882,622)
                                                  ------------     ------------
       Net cash used in investing activities        (5,681,350)     (14,778,047)
                                                  ------------     ------------

Cash flows from financing activities:
  Principal payment on long-term obligations          (250,000)        (862,135)
  Proceeds from exercise of stock options              740,044        4,397,791
                                                  ------------     ------------
       Net cash provided by financing activities       490,444        3,535,656
                                                  ------------     ------------
Effect of exchange rate changes on cash                (51,386)          36,009
                                                  ------------     ------------
Net increase (decrease) in cash and equivalents     (8,692,190)      (6,625,222)
Cash and equivalents, beginning of period           13,332,973       65,981,848
                                                  ------------     ------------
Cash and equivalents, end of period                  4,640,783     $ 59,356,626
                                                  ============     ============

 Supplementary information - Interest
   paid in cash                                                    $    108,391


                See notes to consolidated financial statements.

                               KOPIN CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION
      ---------------------

The consolidated financial statements for the three month periods ended March 31, 2001 and April 1, 2000 are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission (File No. 0-19882) for the year ended December 31, 2000.

The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for any other interim period or for a full fiscal year.

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiary and Kowon Technology Co., Ltd. ("Kowon"), a majority owned (67%) subsidiary located in Korea. All inter-company transactions and balances have been eliminated.

All share data, income per share, and related information for 2000 and 2001 give retroactive effect to the 2 for 1 stock split effected in the form of a stock dividend for shareholders of record as of June 30, 2000, which was effected on July 12, 2000. All share data, income per share, and related information for 2000 was also given retroactive effect to the 2 for 1 stock split effected in the form of a stock dividend for shareholders of record as of December 20, 1999, which was effected on December 29, 1999.

2.    FOREIGN CURRENCY TRANSLATION
      ----------------------------

Assets and liabilities of non-U.S. operations are translated into U.S. dollars at period end exchange rates, and revenues and expenses at rates prevailing during the quarter. Resulting translation adjustments are accumulated as part of other comprehensive income and aggregate $49,510 of unrealized gain at March 31, 2001. Transaction gains or losses are recognized in income or loss currently.

3.    NET INCOME (LOSS) PER SHARE
      ---------------------------

Basic net income (loss) per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net income
(loss) per share is computed using the weighted average number of common shares and potential common shares outstanding during the period using the treasury method. Potential common shares consist of outstanding options issued under the Company's stock option plans, and have not been included in any periods where the effect would be anti-dilutive.

4.    RECENT PRONOUNCEMENTS
      ---------------------

The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", which is effective for fiscal years commencing after June 15, 2000. SFAS No. 133 requires fair value accounting for all stand-alone derivatives and many derivatives embedded in other financial instruments and contracts. The impact of SFAS No. 133 on us did not have a material effect on financial position or results of operations.

The Securities and Exchange Commission ("SEC") has released staff accounting Bulletin No. 101, "Revenue Recognition in Financial Statements", which sets forth their views regarding revenue recognition. The Company believes its revenue recognition practices are in compliance with this bulletin.

5.    SUBSEQUENT EVENT
      ----------------

On May 4, 2001 Micrel Incorporated ("Micrel") announced that it had agreed to acquire Kendin Communication, Inc., subject to customary closing conditions including pending anti-trust review under the Hart Scott Rodino act. In connection with the transaction Kopin will exchange its approximately 20% interest in Kendin for approximately 1,100,000 shares of Micrel.

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

     We have two principal components of revenues: product revenues and research and development revenues. Historically, product revenues have consisted of sales of our III-V products which principally consist of our Heterojunction Bipolar Transistor ("HBT") transistors. For the three month period ended March 31, 2001, we had product revenues of $14.4 million, or 96.2% of total revenues compared to $19.3 million, or 97.8% of total revenues for the same period in 2000. We began shipping our CyberDisplay product in 1998. This product line represented 25% of our product revenues for the three months ended March 31, 2001 compared to 14.9% for the same period in 2000.

     Research and development revenues consist primarily of development contracts with agencies of the U.S. government. For the three months ended March 31, 2001, research and development revenues were $.5 million, or 3.8% of total revenues compared to $.4 million, or 2.2% of total revenues for the same period in 2000.

RESULTS OF OPERATIONS

     REVENUES. Our total revenues for the three months ended March 31, 2001 were $15.0 million, compared to $19.7 million for the three months ended April, 2000. This represented a decrease of approximately $4.7 million or 23.9% from the comparable period in 2000. Our product revenues were $14.4 million for the three months ended March 31, 2001 compared to $19.3 million for the same period in 2000, a decrease of approximately $4.9 million or 25.4%. For the three months ended March 31, 2001, III-V product sales and CyberDisplay product sales were $10.8 million and $3.6 million, respectively, as compared to $16.4 million and $2.9 million, respectively, for the three months ended April 1, 2000. Research and development revenues for the three months ended March 31, 2001 were $.5 million compared to $.4 million for the same period in 2000. For the year ending December 31, 2001 we expect a decline in III-V product revenues as a result of worldwide inventory accumulation in the supply chain of wireless handsets and related components. In addition industry analysts believe there will be a slowing of worldwide sales growth rates of wireless handsets which may decrease the rate of consumption of the inventory in the supply chain.

     COST OF PRODUCT REVENUES. Cost of product revenues, which is comprised of materials, labor and manufacturing overhead related to our products, was $16.4 million for the three months ended March 31, 2001 compared to $14.0 million during the corresponding period in 2000. This represented an increase of $2.4 million, or 17.1% for the three months ended March 31, 2001. Cost of product revenues for the three months ended March 31, 2001 and April 1, 2000 was 114% and 72.4%, respectively. For the three months ended March 31, 2001 and April 1, 2000, cost of product revenues as a percentage of sales was 109% and 70.8%, respectively. The increase in cost of product revenues as a percentage of sales for the three month period March 31, 2001 as compared to the three month period April 1, 2000 was primarily the result of fixed costs being leveraged over a lower sales volume.

     RESEARCH AND DEVELOPMENT. Research and development expenses (R&D) are incurred under development programs for III-V and display products in support of internal development programs or programs funded by agencies of the U.S. government. R&D costs include staffing, purchases of materials and laboratory supplies, circuit design costs, fabrication and packaging of display products, and overhead. Funded R&D was $.3 million for the three months ended March 31, 2001 compared to $.4 million for the same period in the prior year, a decrease of $.1 million. Internal R&D was $2.8 million for the three months ended March 31, 2001 compared to $2.6 million during the corresponding period in 2000.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses (S,G&A) consist of the expenses incurred by our sales and marketing personnel and related expenses, and administrative and general corporate expenses. S,G&A was $3.1 million for the three months ended March 31, 2001 and $1.6 million during the corresponding period in 2000. The increase in S,G&A was primarily due to the increase in goodwill amortization of $.5 million, resulting from the purchase of Super Epitaxial Products, Inc., depreciation expense of $.2 million and legal and patent maintenance of $.6 million. In addition, S,G&A expenses include non-cash charges for compensation expense of $13,755 for both three month periods ended March 31, 2001 and April 1,2000, relating to the issuance of certain stock options.

     OTHER. Other expenses, primarily amortization of patents and licenses, were $.1 million for the three month periods ended March 31, 2001 compared to $.1 million during the corresponding period in 2000.

     OTHER INCOME, NET. Other income, net was $1.0 million for the three months ended March 31, 2001 compared to $1.3 million during the corresponding period in 2000. Interest income earned during the three months ended March 31, 2001 was $1.1 million.

LIQUIDITY AND CAPITAL RESOURCES

     We have financed our operations primarily through public and private placements of our equity securities, research and development contract revenues, and sales of our gallium arsenide and display products. We believe our available cash resources will support our operations and capital needs for at least the next twelve months.

     As of March 31, 2001, we had cash and equivalents and marketable securities of $68.1 million and working capital of $83.4 million compared to $73.2 million and $110.4 million, respectively, as of April 1, 2000. The decrease in cash and equivalents and marketable securities was primarily due to cash used in operations of $3.5 million, capital and investment expenditures of $2.0 million and principal payments on long-term obligations of $.25 million, partially offset by proceeds from the exercise of stock options of $.7 million. The increase in capital expenditures is primarily for our expansion programs to increase manufacturing capacity for our III-V and display products.

     We periodically enter into long-term debt arrangements to finance equipment purchases and other activities. As of March 31, 2001, debt obligations totaled $2.0 million, of which $1.0 million is payable in the next twelve months.

     On May 4, 2001, Micrel Incorporated ("Micrel") announced that it had agreed to acquire Kendin Communication, Inc. ("Kendin"), subject to customary closing conditions including pending anti-trust review under the Hart Scott Rodino act. In connection with the transaction Kopin will exchange its approximately 20% interest in Kendin for approximately 1,100,000 shares of Micrel.

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

     We lease our facilities located in Taunton and Westborough, Massachusetts, Los Gatos, California, and Columbia, Maryland, under non-cancelable operating leases. The Taunton leases expire in May 2002 and 2010. The Westborough lease expires in October 2003, with renewable options for up to one additional year at our election. The Los Gatos lease covers a five year period terminating in November, 2002. We will make lease payments of approximately $6.1 million per year over the remaining terms of these leases.

     We expect to expend approximately $10 million on capital expenditures over the next twelve months, primarily for the acquisition of equipment relating to the production of our III-V products and the manufacturing, packaging and testing of CyberDisplay products.

RECENT ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", which is effective for fiscal years commencing after June 15, 2000. SFAS No. 133 requires fair value accounting for all stand-alone derivatives and many derivatives embedded in other financial instruments and contracts. The impact of SFAS No. 133 on us did not have a material effect on financial position or results of operations.

     The Securities and Exchange Commission ("SEC") has released staff accounting Bulletin No. 101, "Revenue Recognition in Financial Statements", which sets forth their views regarding revenue recognition. The Company believes its revenue recognition practices are substantially in compliance with this bulletin.

     Certain of the statements contained in this Form 10-Q, including Management's Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking statements that involve a number of risks and uncertainties. In addition to the risks and uncertainties set forth in this Form 10-Q, other factors that could cause actual results to differ materially include the following: general economic and business conditions and growth in the flat panel display and the gallium arsenide integrated circuit and materials industries, sales growth of the wireless handset industry, the amount of worldwide inventory of wireless handsets and related components, the impact of competitive products and pricing, availability of third party components and wafer substrates, availability of integrated circuit fabrication facilities, cost and yields associated with production of our CyberDisplay imaging devices and HBT transistor wafers, successful completion and operation of our second gallium arsenide fabrication facility, loss of significant customers, acceptance of our products, continuation of strategic relationships, changes in foreign currency exchange rates, the closing conditions upon which the completion of the acquisition of Kendin are subjected, factors which may affect the value of the shares of Micrel to be received in the merger and the risk factors and cautionary statements listed from time to time in our periodic reports and registration statements filed with the Securities and Exchange Commission, including but not limited to our Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

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

PART II.  OTHER INFORMATION

Item 5. Other Events

On March 7, 2001, Kopin filed a report on Form 8-K containing its press release dated February 15, 2001 relating to Kopin's financial results for the fourth quarter and year ended December 31, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         KOPIN CORPORATION
                                         (Registrant)



Date:  May 14, 2001                      By: /s/ John C.C. Fan
                                             -------------------
                                             John C.C. Fan
                                             President, Chief Executive Officer
                                             and Chairman of the Board of
                                             Directors (Principal Executive
                                             Officer)



Date: May 14, 2001                       By: /s/ Richard A. Sneider
                                             ----------------------
                                             Richard A. Sneider
                                             Treasurer and Chief Financial
                                             Officer (Principal Financial and
                                             Accounting Officer)