Form 10-Q
period 2001-06-30
KOPIN CORP
filed 2001-08-14
CIK 771266

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR l5(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2001

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


Applicable only to corporate issuers:


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


            Class                            Outstanding as of July 31, 2001
            -----                            -------------------------------

  Common Stock, par value $ .01                        65,075,536

                               KOPIN CORPORATION

                                     INDEX
                                     -----



                                                                      Page No.
                                                                      -------
PART I - FINANCIAL INFORMATION

  Item 1.  Consolidated Financial Statements:


           Consolidated Balance Sheets at                                3
           June 30, 2001 and December 31, 2000


           Consolidated Statements of Income and                         4
           Comprehensive Income for the three and six months ended June 30, 2001 and July 1, 2000


           Consolidated Statements of Stockholders' Equity for the       5
           six  months ended June 30, 2001 and July 1, 2000


           Consolidated Statements of Cash Flows for the                 6
           six  months ended June 30, 2001 and July 1, 2000


           Notes to Consolidated Financial Statements                    7


  Item 2.  Management's Discussion and Analysis of Financial Condition   9
           and Results of Operations


  Item 3.  Quantitative and Qualitative Disclosures About Market Risk   11


PART II - OTHER INFORMATION


  Item 4   Submissions of Matters to a Vote of Security-Holders         12


  Item 5   Other Matters                                                12


SIGNATURES                                                              13

                               KOPIN CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                  (unaudited)

                                                                                     June 30, 2001         December 31, 2000
                                                                                 ----------------------  ----------------------
Assets
Current assets:
     Cash and equivalents                                                                 $  7,761,728            $ 13,332,973
     Marketable securities, at fair value                                                   57,264,970              59,847,124
     Accounts receivable, net of allowance of $1,050,000
          Billed                                                                             5,194,630              14,365,808
          Unbilled                                                                             590,339                 467,540
     Inventory                                                                               8,817,339               5,711,617
     Refundable taxes                                                                                                5,505,000
     Prepaid expenses and other current assets                                               3,951,472               4,336,724
                                                                                          ------------            ------------
          Total current assets                                                              83,580,478             103,566,786

Equipment and improvements:
     Land                                                                                      738,576                 758,393
     Buildings                                                                               1,750,237               1,749,589
     Equipment                                                                              47,547,793              48,598,638
     Leasehold improvements                                                                 13,148,599               2,410,651
     Furniture and fixtures                                                                    544,399                 515,750
     Equipment under construction                                                            9,910,108              19,993,112
                                                                                          ------------            ------------
                                                                                            73,639,712              74,026,133
     Accumulated depreciation and amortization                                              27,592,276              24,935,045
                                                                                          ------------            ------------
                                                                                            46,047,436              49,091,088

Other assets                                                                                40,739,276              15,521,801
Goodwill, net                                                                               13,814,126              14,748,366
Intangible assets                                                                            1,280,516               1,562,629
                                                                                          ------------            ------------
          Total assets                                                                    $185,461,832            $184,490,670
                                                                                          ============            ============

Liabilities and Stockholders' Equity
Current liabilities:
     Accounts payable                                                                     $ 11,638,615            $  9,892,554
     Accrued payroll and expenses                                                            1,623,586               1,398,353
     Other accrued liabilities                                                               3,828,789               2,938,434
     Current portion of long-term obligations                                                1,000,000               1,000,000
                                                                                          ------------            ------------
          Total current liabilities                                                         18,090,990              15,229,341

Long-term obligations, less current portion                                                    750,000               1,250,000
Minority interest                                                                            1,355,221               1,234,764
Stockholders' equity:
     Preferred stock, par value $.01 per share:  Authorized, 3,000 shares;
          none issued and outstanding                                                                -                       -
     Common stock, par value $.01 per share: Authorized, 120,000,000 shares;
          issued, 65,065,586 shares in 2001 and 64,681,116 shares in 2000                      650,656                 646,811
     Additional paid-in capital                                                            217,455,262             216,274,520
     Deferred compensation                                                                     (27,505)                (55,015)
     Accumulated other comprehensive income                                                  4,022,830                 328,395
     Deficit                                                                               (56,835,622)            (50,418,146)
                                                                                          ------------            ------------
          Total stockholders' equity                                                       165,265,621             166,776,565
                                                                                          ------------            ------------
          Total liabilities and stockholders' equity                                      $185,461,832            $184,490,670
                                                                                          ============            ============

                See notes to consolidated financial statements.

                               KOPIN CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)

                                                 Three Months Ended                Six Months Ended
                                            ------------------------------   -------------------------------

                                             June 30, 2001    July 1, 2000    June 30, 2001    July 1, 2000
                                            ---------------  --------------  ---------------  ---------------

   Revenues:
   Product revenues                           $  9,076,500     $24,332,145    $  23,487,232      $43,642,408
   Research and development revenues               161,525          62,499          724,024          491,999
                                              ------------     -----------    -------------      -----------
                                                 9,238,025      24,394,644       24,211,256       44,134,407
   Expenses:
   Cost of product revenues                     15,281,644      16,829,991       31,651,047       30,807,039
   Research and development                      4,241,640       1,426,068        7,364,873        4,527,935
   Selling, general and administrative           5,653,851       3,354,580        8,748,779        4,981,116
   Other                                            45,001         312,174          162,258          400,074
   Impairment Charges                            5,341,784               -        5,341,784                -
                                              ------------     -----------    -------------      -----------

                                                30,563,920      21,922,813       53,268,741       40,716,164
                                              ------------     -----------    -------------      -----------

   Income (loss) from operations               (21,325,895)      2,471,831      (29,057,485)       3,418,243
   Other income and expense:
   Interest and other income                    21,833,268       1,446,506       22,946,601        2,885,569
   Interest expense                                (88,463)       (100,160)        (180,299)        (186,046)
                                              ------------     -----------    -------------      -----------

   Income (loss) before minority interest          418,910       3,818,177       (6,291,183)       6,117,766
   Minority interest in income of                  (67,243)         (3,002)        (126,293)         (29,849)
   subsidiary                                 ------------     -----------    -------------      -----------

   Net income (loss)                          $    351,667     $ 3,815,175     ($ 6,417,476)     $ 6,087,917
                                              ============     ===========    =============      ===========
   Net income (loss) per share:
   Basic                                              $.01            $.06           ($ .10)            $.10
                                              ============     ===========    =============      ===========
   Diluted                                            $.01            $.06           ($ .10)            $.09
                                              ============     ===========    =============      ===========
   Weighted average number of common
   shares outstanding:
   Basic                                        64,990,865      63,037,210       64,938,553       62,520,160
                                              ============     ===========    =============      ===========
   Diluted                                      67,917,847      68,154,383       64,938,553       68,068,015
                                              ============     ===========    =============      ===========

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (unaudited)

                                                  Three Months Ended                 Six Months Ended
                                            ------------------------------   -------------------------------

                                             June 30, 2001    July 1, 2000    June 30, 2001    July 1, 2000
                                            ---------------  --------------  ---------------  ---------------
   Net income (loss)                           $  351,667      $3,815,175      ($6,417,476)      $6,087,917
   Foreign currency translation                    (2,473)         (9,796)         (11,953)           5,651
   adjustments
   Unrealized gain (loss) on marketable         3,501,872         (17,831)       3,706,388         (116,202)
   securities, net                             ----------      ----------     ------------       ----------

   Comprehensive income (loss)                 $3,851,066      $3,787,548      ($2,723,041)      $5,977,366
                                               ==========      ==========     ============       ==========

                See notes to consolidated financial statements.

                               KOPIN CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                Six months ended June 30, 2001 and July 1, 2000

                                  (UNAUDITED)

                                       Common     Stock    Additional              Accumulated Other
                                      ---------   ------    Paid-in      Deferred    Comprehensive
                                      Shares      Amount    Capital    Compensation     Income      Deficit         Total
                                      ---------   ------   ----------  ------------  -------------  -------         -----
Balance, December 31, 1999           60,298,724  $602,987  $185,776,145  ($110,035)  $  509,725   ($56,711,530)  $130,067,292

  Exercise of stock options           2,919,018    29,191     6,183,922         --           --             --      6,213,113

  Amortization of compensation
     relating to grant of stock
     options                                 --        --            --     27,510           --             --         27,510

  Net unrealized loss on marketable
     securities, net                         --        --            --         --     (116,202)            --       (116,202)

  Foreign currency translation
     adjustments                             --        --            --         --        5,651             --          5,651

  Net income for the six month
     period ended July 1, 2000               --        --            --         --           --      6,087,917      6,087,917
                                     ----------  --------  ------------  ---------   ----------   ------------   ------------

Balance, July 1, 2000                63,217,742  $632,178  $191,960,067   ($82,525)  $  399,174   ($50,623,613)  $142,285,281
                                     ==========  ========  ============  =========   ==========   ============   ============


Balance, December 31, 2000           64,681,116  $646,811  $216,274,520   ($55,015)  $  328,395   ($50,418,146)  $166,776,565

  Exercise of stock options             384,470     3,845     1,180,742         --           --             --      1,184,587

  Amortization of compensation
     relating to grant of stock
     options                                 --        --            --     27,510           --             --         27,510

  Net unrealized gain on marketable
     securities, net                         --        --            --         --    3,706,388             --      3,706,388

  Foreign currency translation
     Adjustments                             --        --            --         --      (11,953)            --        (11,953)

  Net loss for the six month
     period ended June 30, 2001              --        --            --         --           --     (6,417,476)    (6,417,476)
                                     ----------  --------  ------------  ---------   ----------   ------------   ------------

Balance, June 30, 2001               65,065,586  $650,656  $217,455,262   ($27,505)  $4,022,830   ($56,835,622)  $165,265,621
                                     ==========  ========  ============  =========   ==========   ============   ============

                See notes to consolidated financial statements.

                               KOPIN CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                                           Six Months Ended
                                                                                    --------------------------------
                                                                                    June 30, 2001      July 1, 2000
                                                                                    -------------      ------------
Cash flows from operating activities:
  Net income (loss)                                                                  ($6,417,476)     $  6,087,917
  Adjustments to reconcile net income (loss)
     to net cash provided by (used in) operating activities:
    Depreciation and amortization                                                      6,264,847         3,739,698
    Amortization of compensation relating to grant
       of stock options                                                                   27,510            27,510
    Minority interest in income of subsidiary                                            130,993            29,849
    Impairment Charge                                                                  5,341,784                 -
    Gain on sale of investment                                                       (20,882,382)                -
    Changes in assets and liabilities:
       Accounts receivable                                                             9,024,283        (4,183,381)
       Inventory                                                                      (3,474,002)        2,017,524
       Prepaid expenses and other current assets                                       5,884,698           488,850
       Intangible assets                                                                 148,313          (158,313)
       Accounts payable and accrued expenses                                           2,742,000           981,805
                                                                                    ------------      ------------
       Net cash provided by (used in) operating activities                            (1,209,432)        9,031,459
                                                                                    ------------      ------------

Cash flows from investing activities:
  Marketable securities                                                                2,666,331       (21,422,598)
  Other assets                                                                          (727,174)       (4,198,724)
  Capital expenditures                                                                (6,934,367)      (13,688,938)
                                                                                    ------------      ------------
       Net cash provided by (used in) investing activities                            (4,995,210)      (39,310,260)
                                                                                    ------------      ------------

Cash flows from financing activities:
  Principal payment on long-term obligations                                            (500,000)       (1,341,637)
  Issuance of stock by subsidiary                                                                          507,101
  Proceeds from exercise of stock options                                              1,184,587         6,213,113
                                                                                    ------------      ------------
       Net cash provided by (used in) financing activities                               684,587         5,378,577
                                                                                    ------------      ------------
  Effect of exchange rate changes on cash                                                (51,190)           27,799
                                                                                    ------------      ------------
  Net decrease in cash and equivalents                                                (5,571,245)      (24,872,425)
  Cash and equivalents, beginning of period                                           13,332,973        65,981,848
                                                                                    ------------      ------------
  Cash and equivalents, end of period                                               $  7,761,728      $ 41,109,423
                                                                                    ============      ============

 Supplementary information - Interest paid in cash                                  $    106,279      $    195,330

                See notes to consolidated financial statements.

                               KOPIN CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION
    ---------------------

The consolidated financial statements for the six month periods ended June 30, 2001 and July 1, 2000 are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. All such adjustments, except for adjustments described below, are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") (File No. 0-19882) for the year ended December 31, 2000.

The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for any other interim period or for a full fiscal year.

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and Kowon Technology Co., Ltd. ("Kowon"), a majority owned (67%) subsidiary located in Korea. All inter-company transactions and balances have been eliminated.

All share data, income per share, and related information for 2000 and 2001 give retroactive effect to the 2-for-1 stock split effected in the form of a stock dividend for shareholders of record as of June 30, 2000, which was effected on July 12, 2000. All share data, income per share, and related information for 1999 also give retroactive effect to the 2-for-1 stock split effected in the form of a stock dividend for shareholders of record as of December 20, 1999, which was effected on December 29, 1999.

2.  FOREIGN CURRENCY TRANSLATION
    ----------------------------

Assets and liabilities of non-U.S. operations are translated into U.S. dollars at period end exchange rates, and revenues and expenses at rates prevailing during the quarter. Resulting translation adjustments are accumulated as part of other comprehensive income and aggregate $30,798 of unrealized gain at June 30, 2001. Transaction gains or losses are recognized in income or loss currently.

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

4.  RECENT PRONOUNCEMENTS
    ---------------------

The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", which is effective for fiscal years commencing after June 15, 2000. SFAS No. 133 requires fair value accounting for all stand-alone derivatives and many derivatives embedded in other financial instruments and contracts. The impact to us of SFAS No. 133 did not have a material effect on financial position or results of operations.

The SEC has released staff accounting Bulletin No. 101, "Revenue Recognition in Financial Statements", which sets forth their views regarding revenue recognition. The Company believes its revenue recognition practices are in compliance with this bulletin.

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company does not believe the adoption of SFAS 141 will have a significant impact on its financial statements.

Also in July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which is effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. The Company has not yet completed its evaluation of the impact the adoption of SFAS 141 will have on its financial statements.

5.     IMPAIRMENT CHARGE
       -----------------

As a result of the decline in the Company's revenues during the three months ended June 30, 2001, the Company has assessed the recoverability of certain equipment used in its manufacturing operations. This equipment consists primarily of older manufacturing machines, utilized in the Company's III-V business. Because of softened current demand for the Company's wafer products, the machines in question are currently not used in manufacturing operations. Based on forecasts developed by the Company, the Company does not believe that these machines will be placed back into service in the foreseeable future; the Company anticipates that these machines will be replaced by newer, more efficient equipment before demand will recover. As a result of this analysis, the Company recorded a charge of $4.7 million in the quarter ended June 30, 2001, representing the remaining un-amortized cost of the identified equipment.

6.     NET GAIN ON INVESTMENT SALE ACTIVITY
       ------------------------------------

During the quarter ended June 30, 2001 the Company recorded a net gain, included in other income, of approximately $20.9 million related to the exchange of its investment in Kendin Communications, Inc. (Kendin) for shares of Micrel Incorporated (Micrel), as part of Micrel's acquisition of Kendin, and, the write-off of certain other investments as a result of a more than temporary decline in their value.

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

We have two principal components of revenues: product revenues and research and development revenues. Historically, product revenues have consisted of sales of our III-V products, principally our Heterojunction Bipolar Transistor ("HBT") transistor wafers. For the six month period ended June 30, 2001, we had product revenues of $23.5 million, or 97.0% of total revenues compared to $43.6 million, or 98.9% of total revenues for the same period in 2000.

Research and development revenues consist primarily of development contracts with agencies of the U.S. government. For the six months ended June 30, 2001, research and development revenues were $.7 million, or 3.0% of total revenues compared to $.5 million, or 1.1% of total revenues for the same period in 2000.

RESULTS OF OPERATIONS

REVENUES. Our total revenues for the three and six months ended June 30, 2001 were $9.2 million and $24.2 million, respectively, compared to $24.4 million and $44.1 million during the corresponding periods in 2000. This represents a decrease of approximately $15.2 million and $19.9 million for the three and six months ended June 30, 2001, respectively. Our product revenues were $9.1 million and $23.5 million for the three and six months ended June 30, 2001, compared to $24.3 million and $43.6 million for the same periods in 2000, decreases of approximately $15.2 million and $20.2 million respectively. For the six months ended June 30, 2001, III-V and CyberDisplay product sales were $14.6 million and $8.9 million, respectively, as compared to $35.9 million and $7.7 million, respectively, for the six months ended July 1, 2000. Research and development revenues for the three and six months ended June 30, 2001 were $.2 million and $.7 million compared to $.1 million and $.5 million for the same period in 2000. The decrease in III-V product revenues resulted from a decline in demand from customers who buy our HBT transistor wafers for integration into components used in wireless handsets. For the year ending December 31, 2001 we expect a decline in III-V product revenues as a result of worldwide inventory accumulation in the supply chain of wireless handsets and related components. In addition industry analysts believe there will be a slowing of worldwide sales growth rates of wireless handsets, which may decrease the rate of consumption of the inventory in the supply chain.


COST OF PRODUCT REVENUES. Cost of product revenues, which is comprised of materials, labor and manufacturing overhead related to our products, was $15.3 million and $31.7 million for the three and six months ended June 30, 2001 compared to $16.8 million and $30.8 million during the corresponding periods in 2000. For the six months ended June 30, 2001 and July 1, 2000, cost of product revenues as a percentage of product sales was 134.8% and 70.5%, respectively. The increase in cost of product revenues as a percentage of sales is a result of the fixed cost nature of our business, whereby expenses did not decline at the same rate as the decline in sales, particularly III-V product sales and related expenses.

RESEARCH AND DEVELOPMENT. Research and development expenses (R&D) are incurred in support of internal III-V and display product development programs or programs funded by agencies of the U.S. government. R&D costs include staffing, purchases of materials and laboratory supplies, circuit design costs, fabrication and packaging of display products, and overhead. Funded R&D was $.7 million and $1.0 million for the three and six months ended June 30, 2001 compared to $.2 million and $.6 million for the same periods in the prior year, increases of $.5 million and $.4 million, respectively. Internal R&D was $3.5 million and $6.3 million for the three and six months ended June 30, 2001 compared to $1.2 million and $3.9 million during the corresponding periods in 2000. The increase in internal R&D was primarily the result of III-V development programs.

SELLING, GENERAL AND ADMINISTRATIVE.   Selling, general and administrative
expenses (S,G&A) consist of the expenses incurred by our sales and marketing personnel and related expenses, and administrative and general corporate expenses. S,G&A was $5.7 million for the three months ended June 30, 2001 compared to $3.4 million during the corresponding period in 2000, an increase of $2.3 million, or 67.6%. S,G&A was $8.7 million for the six months ended June 30, 2001 compared to $5.0 million during the corresponding period in 2000, an increase of $3.8 million, or 76.0%. The year to year increase in S,G&A was primarily due to an increase in goodwill amortization of $1.1 million, resulting from the purchase of Super Epitaxial Products, Inc., in October, 2000, bad debt expense of $1.0 million, depreciation expense of $.5 million and legal and patent maintenance of $1.1 million. In addition, S,G&A expenses include non-cash charges for compensation expense of $27,510 for both six month periods in 2001 and 2000, relating to the issuance of certain stock options.

OTHER. Other expenses, primarily amortization of patents and licenses, were $.1 million and $.2 million for the three and six month periods ended June 30, 2001 compared to $.3 million and $.4 million during the corresponding periods in 2000.

OTHER INCOME, NET. Other income, net was $21.7 million and $22.8 million for the three and six months ended June 30, 2001 compared to $1.3 million and $2.7 million during the corresponding period in 2000. During the three month period ended June 30, 2001 we exchanged our interest in Kendin Communications, Inc. (Kendin) for shares of Micrel, Incorporated (Micrel) as a result of Micrel's acquisition of Kendin. As a result of this exchange, and the write-down of certain investments in semiconductor companies due to a more than temporary decline in their value, we recognized a net gain of $20.9 million.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations primarily through public and private placements of our equity securities, research and development contract revenues, and sales of our III-V and CyberDisplay products. We believe our available cash resources will support our operations and capital needs for at least the next twelve months.

As of June 30, 2001, we had cash and equivalents and marketable securities of $65.0 million and working capital of $65.5 million compared to $73.2 million and $88.3 million, respectively, as of December 31, 2000. The decrease in cash and equivalents and marketable securities was primarily due to net capital and investment expenditures of $ 5.0 million, principal payments on long-term obligations of $.5 million, and cash used by operations of $1.2 million, partially offset by proceeds from the exercise of stock options of $1.2 million.

We periodically enter into long-term debt arrangements to finance equipment purchases and other activities. As of June 30, 2001, debt obligations totaled $1.75 million, of which $1.0 million is payable in the next twelve months.

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

We lease our facilities located in Taunton and Westborough, Massachusetts, and Los Gatos, California, and Columbia, Maryland, under non-cancelable operating leases. The Taunton leases expire through May 2010. The Westborough lease expires in October 2003, with renewable options for up to two additional years at our election. The Los Gatos lease covers a five year period terminating in 2002. We will make lease payments of approximately $1.4 million per year over the remaining terms of these leases.

We expect to expend approximately $10.0 million on capital expenditures over the next twelve months, primarily for the acquisition of equipment relating to the production of our III-V products and the manufacturing, packaging and testing of CyberDisplay products.

RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", which is effective for fiscal years commencing after June 15, 2000. SFAS No. 133 requires fair value accounting for all stand-alone derivatives and many derivatives embedded in other financial instruments and contracts. The impact of to us of SFAS No. 133 had no material effect on financial position or results of operations.

The Securities and Exchange Commission ("SEC") has released staff accounting Bulletin No. 101, "Revenue Recognition in Financial Statements", which sets forth their views regarding revenue recognition. The Company believes its revenue recognition practices are substantially in compliance with this bulletin.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company does not believe that the adoption of SFAS 141 will have a significant impact on its financial statements.

Also in July 2001, the FASB issued Statement of Financial Accounting
Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which is effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. The Company has not yet completed its evaluation of the impact that the adoption of SFAS 141 will have on its financial statements.

Certain of the statements contained in this Form 10-Q, including Management's Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking statements that involve a number of risks and uncertainties. In addition to the risks and uncertainties set forth in this Form 10-Q, other factors that could cause actual results to differ materially include the following: general economic and business conditions and growth in the flat panel display and the gallium arsenide integrated circuit and materials industries, sales growth of the wireless handset industry, the impact of competitive products and pricing, availability of third party components and wafer substrates, availability of integrated circuit fabrication facilities, cost and yields associated with production of the Company's CyberDisplay imaging devices and HBT transistor wafers, successful completion and operation of our second gallium arsenide fabrication facility, loss of significant customers, acceptance of our products, continuation of strategic relationships, changes in foreign currency exchange rates, and the risk factors and cautionary statements listed from time to time in the Company's periodic reports and registration statements filed with the Securities and Exchange Commission, including but not limited to our Annual Report on Form 10-K for the fiscal year ended December 31, 2000.


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

PART II. OTHER INFORMATION

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS
          ---------------------------------------------------

On May 24, 2001, the Company held an Annual Meeting of Stockholders to consider and vote upon the following four proposals:

(1) A proposal to elect six directors of the Company to serve until the next Annual Meeting of Stockholders and until their successors are duly elected and qualified.

(2)      A proposal to ratify the adoption of the Company's 2001 Equity
         Incentive Plan.

(3) A proposal to ratify an amendment to the Company's 1992 stock option plan to increase the number of shares authorized for issuance under the plan.

(4) A proposal to ratify the appointment of Deloitte & Touche LLP as independent accountants of the Company for the current fiscal year.

Results with respect to the voting on each of the proposals were as follows:

                                         For             Withheld Authority
                                      -----------       --------------------
Proposal 1:  John C.C. Fan            51,871,129                  4,580,984
             David E. Brook           51,249,324                  5,202,789
             Andrew H. Chapman        55,388,722                  1,063,391
             Morton Collins           55,757,730                    694,383
             Chi Chia Hsieh           53,738,893                  2,713,220
             Michael A. Wall          55,703,112                    749,001


Proposal 2:  49,238,734 votes for; 6,864,103 votes against; 349,276 abstentions;
             and 0 broker non-votes.

Proposal 3:  50,858,011 votes for; 5,308,274 votes against; 285,828 abstentions;
             and 0 broker non-votes.

Proposal 4:  55,967,712 votes for; 273,497 votes against; 210,904 abstentions;
             and 0 broker non-votes.

Item 5.  OTHER
The officers of the registrant have adopted "plans" under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, which provide for the periodic sales of shares of the Registrant's common stock.

                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         KOPIN CORPORATION
                                         (Registrant)



Date: August 13, 2001                     By:   /s/ John C.C. Fan
                                                __________________________
                                                John C.C. Fan
                                                President, Chief Executive
                                                Officer and Chairman of the
                                                Board of Directors (Principal
                                                Executive Officer)



Date: August 13, 2001                    By:   /s/ Richard A. Sneider
                                               __________________________
                                               Richard A. Sneider
                                               Treasurer and Chief Financial
                                               Officer (Principal Financial and
                                               Accounting Officer)