Form 10-Q/A
period 2001-06-30
KOPIN CORP
filed 2001-10-04
CIK 771266

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q/A

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

                               KOPIN CORPORATION

                                     INDEX
                                     -----

                                                                                                      Page No.
                                                                                                      -------
PART I - FINANCIAL INFORMATION

     Item 1.        Consolidated Financial Statements:


                    Consolidated Balance Sheets at                                                        3
                    June 30, 2001 and December 31, 2000


                    Consolidated Statements of Income and Comprehensive Income                            4
                    for the three and six  months ended June 30, 2001 and July 1, 2000


                    Consolidated Statements of Stockholders' Equity for the                               5
                    six  months ended June 30, 2001 and July 1, 2000


                    Consolidated Statements of Cash Flows for the                                         6
                    six  months ended June 30, 2001 and July 1, 2000


                    Notes to Consolidated Financial Statements                                            7


     Item 2.        Management's Discussion and Analysis of Financial Condition                          10
                    and Results of Operations


     Item 3.        Quantitative and Qualitative Disclosures About Market Risk                           12


PART II - OTHER INFORMATION


     Item 4         Submissions of Matters to a Vote of Security-Holders                                 13


     Item 5         Other Matters                                                                        13


SIGNATURES                                                                                               14

                               KOPIN CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                                                June 30, 2001    December 31, 2000
                                                                                -------------    -----------------
Assets                                                                           (unaudited)
Current assets:
     Cash and equivalents                                                       $  7,761,728        $ 13,332,973
     Marketable securities, at fair value                                         57,264,970          59,847,124
     Accounts receivable, net of allowance of $1,050,000 and $450,000
          Billed                                                                   5,194,630          14,365,808
          Unbilled                                                                   590,339             467,540
     Inventory                                                                     8,817,339           5,711,617
     Refundable taxes                                                                      -           5,505,000
     Prepaid expenses and other current assets                                     3,951,472           4,336,724
                                                                                ------------        ------------
          Total current assets                                                    83,580,478         103,566,786

Equipment and improvements:
     Land                                                                            738,576             758,393
     Buildings                                                                     1,750,237           1,749,589
     Equipment                                                                    47,547,793          48,598,638
     Leasehold improvements                                                       13,148,599           2,410,651
     Furniture and fixtures                                                          544,399             515,750
     Equipment under construction                                                  9,910,108          19,993,112
                                                                                ------------        ------------
                                                                                  73,639,712          74,026,133
     Accumulated depreciation and amortization                                    27,592,276          24,935,045
                                                                                ------------        ------------
                                                                                  46,047,436          49,091,088

Other assets                                                                      40,739,276          15,521,801
Goodwill, net of accumulated amortization of $1,062,624 and $413,517              13,814,126          14,748,366
Intangible assets, net of accumulated amortization of $1,716,483 and 1,582,683     1,280,516           1,562,629
                                                                                ------------        ------------
          Total assets                                                          $185,461,832        $184,490,670
                                                                                ============        ============

Liabilities and Stockholders' Equity
Current liabilities:
     Accounts payable                                                           $ 11,638,615        $  9,892,554
     Accrued payroll and expenses                                                  1,623,586           1,398,353
     Other accrued liabilities                                                     3,828,789           2,938,434
     Current portion of long-term obligations                                      1,000,000           1,000,000
                                                                                ------------        ------------
          Total current liabilities                                               18,090,990          15,229,341

Long-term obligations, less current portion                                          750,000           1,250,000
Minority interest                                                                  1,355,221           1,234,764
Commitments and contingencies                                                              -                   -
Stockholders' equity:
     Preferred stock, par value $.01 per share:  Authorized, 3,000 shares;
          none issued and outstanding                                                      -                   -
     Common stock, par value $.01 per share: Authorized, 120,000,000 shares;
          issued, 65,065,586 shares in 2001 and 64,681,116 shares in 2000            650,656             646,811
     Additional paid-in capital                                                  217,455,262         216,274,520
     Deferred compensation                                                           (27,505)            (55,015)
     Accumulated other comprehensive income                                        4,022,830             328,395
     Deficit                                                                     (56,835,622)        (50,418,146)
                                                                                ------------        ------------
          Total stockholders' equity                                             165,265,621         166,776,565
                                                                                ------------        ------------
          Total liabilities and stockholders' equity                            $185,461,832        $184,490,670
                                                                                ============        ============

                See notes to consolidated financial statements.

                               KOPIN CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)

                                                           Three Months Ended                 Six Months Ended
                                                           ------------------                 ----------------
                                                     June 30, 2001     July 1, 2000   June 30, 2001      July 1, 2000
                                                     -------------     ------------   --------------     ------------
     Revenues:
         Product revenues                           $     9,076,500    $ 24,332,145   $   23,487,232     $ 43,642,408
         Research and development revenues                  161,525          62,499          724,024          491,999
                                                    ---------------    ------------   --------------     ------------
                                                          9,238,025      24,394,644       24,211,256       44,134,407
     Expenses:
         Cost of product revenues                        15,281,644      16,829,991       31,651,047       30,807,039
         Research and development                         4,241,640       1,426,068        7,364,873        4,527,935
         Selling, general and administrative              5,653,851       3,354,580        8,748,779        4,981,116
         Other                                               45,001         312,174          162,258          400,074
          Impairment Charges                              5,341,784               -        5,341,784                -
                                                    ---------------    ------------   --------------     ------------

                                                         30,563,920      21,922,813       53,268,741       40,716,164
                                                    ---------------    ------------   --------------     ------------

     Income (loss) from operations                      (21,325,895)      2,471,831      (29,057,485)       3,418,243
     Other income and expense:
         Interest and other income                       21,833,268       1,446,506       22,946,601        2,885,569
         Interest expense                                   (88,463)       (100,160)        (180,299)        (186,046)
                                                    ---------------    ------------   --------------     ------------

     Income (loss) before minority interest                 418,910       3,818,177       (6,291,183)       6,117,766
     Minority interest in income of subsidiary              (67,243)         (3,002)        (126,293)         (29,849)
                                                    ---------------    ------------   --------------     ------------

     Net income (loss)                              $       351,667    $  3,815,175   ($   6,417,476)    $  6,087,917
                                                    ===============    ============   ==============     ============
     Net income (loss) per share:
        Basic                                       $           .01    $        .06           ($ .10)    $        .10
                                                    ===============    ============   ==============     ============
        Diluted                                     $           .01    $        .06           ($ .10)    $        .09
                                                    ===============    ============   ==============     ============
     Weighted average number of common
     shares outstanding:
        Basic                                            64,990,865      63,037,210       64,938,553       62,520,160
                                                    ===============    ============   ==============     ============
        Diluted                                          67,917,847      68,154,383       64,938,553       68,068,015
                                                    ===============    ============   ==============     ============

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (unaudited)

                                                            Three Months Ended               Six Months Ended
                                                            -------------------              ----------------
                                                     June 30, 2001    July 1, 2000     June 30, 2001    July 1, 2000
                                                     -------------    ------------     -------------    ------------
     Net income (loss)                               $      351,667   $   3,815,175     ($ 6,417,476)   $  6,087,917
     Foreign currency translation adjustments                (2,473)         (9,796)         (11,953)          5,651
     Unrealized gain (loss) on marketable                 3,501,872         (17,831)       3,706,388        (116,202)
                                                     --------------   -------------    -------------    ------------
     securities, net
     Comprehensive income (loss)                     $    3,851,066   $   3,787,548     ($ 2,723,041)   $  5,977,366
                                                     ==============   =============    =============    ============

                See notes to consolidated financial statements.

                               KOPIN CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                Six months ended June 30, 2001 and July 1, 2000

                                  (unaudited)


                                         Common Stock      Additional                  Accumulated Other
                                      ------------------     Paid-in       Deferred      Comprehensive
                                      Shares      Amount     Capital     Compensation       Income         Deficit        Total
                                      ------      ------     -------     ------------       ------         -------        -----
Balance, December 31, 1999          60,298,724   $602,987  $185,776,145    ($110,035)     $  509,725     ($56,711,530) $130,067,292

  Exercise of stock options          2,919,018     29,191     6,183,922           --              --               --     6,213,113

  Amortization of compensation
     relating to grant of stock
       options                              --         --            --       27,510              --               --        27,510

  Net unrealized loss on marketable
     securities                             --         --            --           --        (116,202)              --      (116,202)

  Foreign currency translation
     adjustments                            --         --            --           --           5,651               --         5,651

  Net income for the six month
     period ended July 1, 2000              --         --            --           --              --        6,087,917     6,087,917
                                    ----------   -------- -------------     --------      ----------     ------------  ------------
Balance, July 1, 2000               63,217,742   $632,178  $191,960,067     ($82,525)     $  399,174     ($50,623,613) $142,285,281
                                    ==========   ========  ============     ========      ==========     ============  ============


Balance, December 31, 2000          64,681,116   $646,811  $216,274,520     ($55,015)     $  328,395     ($50,418,146) $166,776,565

  Exercise of stock options            384,470      3,845     1,180,742           --              --               --     1,184,587

  Amortization of compensation
     relating to grant of stock
       options                              --         --            --       27,510              --               --        27,510

Net unrealized gain on marketable
     securities                             --         --            --           --       3,706,388               --     3,706,388

  Foreign currency translation
     Adjustments                            --         --            --           --         (11,953)              --       (11,953)

  Net loss for the six month
     period ended June 30, 2001             --         --            --           --              --       (6,417,476)   (6,417,476)
                                    ----------   -------- -------------     --------      ----------     ------------  ------------
Balance, June 30, 2001              65,065,586   $650,656  $217,455,262     ($27,505)     $4,022,830     ($56,835,622) $165,265,621
                                    ==========   ========  ============     ========      ==========     ============  ============

                See notes to consolidated financial statements.

                               KOPIN CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (unaudited)

                                                                                                 Six Months Ended
                                                                                                 ----------------
                                                                                           June 30, 2001    July 1, 2000
                                                                                           -------------    ------------
Cash flows from operating activities:
  Net income (loss)                                                                         ($6,417,476)      $  6,087,917
  Adjustments to reconcile net income (loss)
     to net cash provided by (used in) operating activities:
     Depreciation and amortization                                                            6,264,847          3,739,698
     Amortization of compensation relating to grant
       of stock options                                                                          27,510             27,510
     Minority interest in income of subsidiary                                                  126,293             29,849
     Impairment Charge                                                                        5,341,784                  -
     Net gain on investment activity                                                        (20,882,382)                 -
     Changes in assets and liabilities:
       Accounts receivable                                                                    9,024,283         (4,183,381)
       Inventory                                                                             (3,474,002)         2,017,524
       Prepaid expenses and other current assets                                              5,884,698            488,850
       Intangible assets                                                                        148,313           (158,313)
       Accounts payable and accrued expenses                                                  2,742,000            981,805
                                                                                            -----------       ------------
       Net cash provided by (used in) operating activities                                   (1,214,132)         9,031,459
                                                                                            -----------       ------------
Cash flows from investing activities:
  Marketable securities                                                                       2,666,331        (21,422,598)
  Other assets                                                                                 (727,174)        (4,198,724)
  Capital expenditures                                                                       (6,934,367)       (13,688,938)
                                                                                            -----------       ------------
       Net cash used in investing activities                                                 (4,995,210)       (39,310,260)
                                                                                            -----------       ------------

Cash flows from financing activities:
  Principal payment on long-term obligations                                                   (500,000)        (1,341,637)
  Issuance of stock by subsidiary                                                                     -            507,101
  Proceeds from exercise of stock options                                                     1,184,587          6,213,113
                                                                                            -----------       ------------
       Net cash provided by financing activities                                                684,587          5,378,577
                                                                                            -----------       ------------
Effect of exchange rate changes on cash                                                         (46,490)            27,799
                                                                                            -----------       ------------
Net decrease in cash and equivalents                                                         (5,571,245)       (24,872,425)
Cash and equivalents, beginning of period                                                    13,332,973         65,981,848
                                                                                            -----------       ------------
Cash and equivalents, end of period                                                         $ 7,761,728       $ 41,109,423
                                                                                            ===========       ============

 Supplementary information -Interest paid in cash                                           $   106,279       $    195,330

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

4.   INVENTORY
     ---------

Inventory is stated at the lower of cost (first in, first out method) or market and consists of the following:

                                June 30, 2001     December 31, 2000
                                -------------     -----------------
              Raw materials     $  7,310,115         $ 4,396,631
              Work in progress     1,262,134           1,016,146
              Finished Goods         245,090             298,840
                                ------------         -----------
              Total Inventory   $  8,817,339         $ 5,711,617

5.   OTHER ASSETS
     ------------

Other assets consist primarily of marketable and non-marketable equity securities in various companies and notes receivable. Non-marketable equity securities are carried at cost and aggregate $7,338,000 and $14,864,000 at June 30, 2001 and December 31, 2000 respectively. At December 31, 2000 the Company had a 20% interest in Kendin Communications, Inc. (Kendin), which was accounted for using the equity method. The carrying value of this investment at December 31, 2000 was $3.2 million. During the quarter ended June 30, 2001 the Company exchanged its interest in Kendin for shares of Micrel Incorporated (Micrel), as part of Micrel's acquisition of Kendin, and recorded a net gain of $24.9 million on the exchange. Following this transaction, the Company discontinued the use of the equity method to account for this investment. Also during the quarter ended June 30, 2001 the Company recorded a $4.0 million write-down of certain non-marketable securities as a result of a more than temporary decline in their value.

Non-current marketable securities are carried at fair-value. The fair-value of non-current marketable securities was $32,287,000 at June 30, 2001. Gross unrecognized gains on non-current marketable securities were $3,610,000 at June 30, 2001.

The net gain resulting from the gain on exchange of investment and write-down of certain non-marketable securities is included in interest and other income for the quarter and six months ended June 30, 2001.

6.   RECENT ACCOUNTING  PRONOUNCEMENTS
     ---------------------------------

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

Also in July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which is effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. The Company has not yet completed its evaluation of the impact the adoption of SFAS 142 will have on its financial statements.

7.   IMPAIRMENT CHARGE
     -----------------

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


8.   IN PROCESS RESEARCH AND DEVELOPMENT
     -----------------------------------

During the quarter ended December 31, 2000 the Company expensed $5.3 million associated with in-process research and development technologies which had net yet reached technological feasibility, and had no alternative uses, acquired as part of the acquisition of Super Epitaxial Products, Inc. in October 2000.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        ------------------------------------------------------------------------
OF OPERATIONS
-------------

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

     Other Income, Net. Other income, net was $21.7 million and $22.8 million for the three and six months ended June 30, 2001 compared to $1.3 million and $2.7 million during the corresponding period in 2000. During the three month period ended June 30, 2001 we exchanged our interest in Kendin Communications, Inc. (Kendin) for shares of Micrel, Incorporated (Micrel) as a result of Micrel's acquisition of Kendin. We have recorded a net gain of $20.9 million as a result of this exchange and the write-down of certain investments in semiconductor companies due to a more than temporary decline in their value during the quarter ended June 30, 2001.

     Impairment Charge. As a result of the decline in our revenues during the three months ended June 30, 2001, we have assessed the recoverability of certain equipment used in our manufacturing operations. This equipment consists primarily of older manufacturing machines, utilized in our III-V business. Because of softened current demand for our wafer products, the machines in question are currently not used in manufacturing operations. Based on forecasts developed by us, we do not believe that these machines will be placed back into service in the foreseeable future; we anticipate that these machines will be replaced by newer, more efficient equipment before demand will recover. As a result of this analysis, we recorded a charge of $4.7 million in the quarter ended June 30, 2001, representing the remaining un-amortized cost of the identified equipment.

Liquidity and Capital Resources

     We have financed our operations primarily through public and private placements of our equity securities, research and development contract revenues, and sales of our III-V and CyberDisplay products. We believe our available cash resources will support our operations and capital needs for at least the next twelve months.

     As of June 30, 2001, we had cash and equivalents and marketable securities of $65.0 million and working capital of $65.5 million compared to $73.2 million and $88.3 million, respectively, as of December 31, 2000. The decrease in cash and equivalents and marketable securities was primarily due to net capital and investment expenditures of $ 5.0 million, principal payments on long-term obligations of $.5 million, and cash used by operations of $1.2 million, partially offset by proceeds from the exercise of stock options of $1.2 million. Other sources of cash during the period were accounts receivable, which have declined due to the decrease in revenues, and refundable income taxes, which were collected in cash during the six months ended June 30, 2001.

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

     We lease our facilities located in Taunton and Westborough, Massachusetts, and Los Gatos, California, and Columbia, Maryland, under non-cancelable operating leases. The Taunton leases expire through May 2010. The Westborough lease expires in October 2003, with renewable options for up to two additional years at our election. The Los Gatos lease covers a five year period terminating in 2002. The Maryland lease expires in 2005. We will make lease payments of approximately $1.4 million per year over the remaining terms of these leases.

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

     Also in July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which is effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. The Company has not yet completed its evaluation of the impact that the adoption of SFAS 142 will have on its financial statements.

     Certain of the statements contained in this Form 10-Q/A, including Management's Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking statements that involve a number of risks and uncertainties. In addition to the risks and uncertainties set forth in this Form 10-Q/A, other factors that could cause actual results to differ materially include the following: general economic and business conditions and growth in the flat panel display and the gallium arsenide integrated circuit and materials industries, sales growth of the wireless handset industry, the impact of competitive products and pricing, availability of third party components and wafer substrates, availability of integrated circuit fabrication facilities, cost and yields associated with production of the Company's CyberDisplay imaging devices and HBT transistor wafers, successful completion and operation of our second gallium arsenide fabrication facility, loss of significant customers, acceptance of our products, continuation of strategic relationships, changes in foreign currency exchange rates, and the risk factors and cautionary statements listed from time to time in the Company's periodic reports and registration statements filed with the Securities and Exchange Commission, including but not limited to our Annual Report on Form 10-K for the fiscal year ended December 31, 2000.


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

     We invest our excess cash in high quality government and corporate financial instruments which bear minimal risk. We believe that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations, and cash flows should not be material. We sell our products to customers worldwide. We maintain a reserve for potential credit losses and such losses have been minimal. We are exposed to changes in foreign currency exchange primarily through our translation of our foreign subsidiary's financial position, results of operations, and cash flows and the sale of CyberDisplay products to customers in Asia. Currency rate changes have not had a significant impact on operations to date, and had foreign currency rates changed by 10% during any period presented, the impact would not have been material to the consolidated financial statements.

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

(4) A proposal to ratify the appointment of Deloitte & Touche LLP as independent accountants of the Company for the current fiscal year.

Results with respect to the voting on each of the proposals were as follows:

                                              For          Withheld Authority
                                              ---          ------------------
Proposal 1:  John C.C. Fan                51,871,129                4,580,984
             David E. Brook               51,249,324                5,202,789
             Andrew H. Chapman            55,388,722                1,063,391
             Morton Collins               55,757,730                  694,383
             Chi Chia Hsieh               53,738,893                2,713,220
             Michael A. Wall              55,703,112                  749,001

Proposal 2:  49,238,734 votes for; 6,864,103 votes against; 349,276 abstentions;
             and 0 broker non-votes.

Proposal 3:  50,858,011 votes for; 5,308,274 votes against; 285,828 abstentions;
             and 0 broker non-votes.

Proposal 4:  55,967,712 votes for; 273,497 votes against; 210,904 abstentions;
             and 0 broker non-votes.


Item 5.  OTHER MATTERS
         -------------

In August 2001, the officers of the registrant have adopted "plans" under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, which provide for the periodic sales of shares of the Registrant's common stock.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                KOPIN CORPORATION
                                (Registrant)



Date: October 3, 2001       By: /s/ John C.C. Fan
                                ------------------------------------------------
                                John C.C. Fan
                                President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)




Date: October 3, 2001       By: /s/ Richard A. Sneider
                                ------------------------------------------------
                                Richard A. Sneider
                                Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)