Form 10-Q
period 2001-09-29
KOPIN CORP
filed 2001-11-06
CIK 771266

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR l5(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 29, 2001

                        Commission file number 0-19882


                               KOPIN CORPORATION
                               -----------------
            (Exact name of registrant as specified in its charter)



           Delaware                                   04-2833935
           --------                                   ----------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                    Identification No.)

 695 Myles Standish Blvd., Taunton, MA                02780-1042
 --------------------------------------               ----------
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

Applicable only to corporate issuers:


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


           Class                          Outstanding as of October 27, 2001
           -----                          ----------------------------------

Common Stock, par value $.01                           65,422,952

                               KOPIN CORPORATION

                                     INDEX
                                     -----



                                                                     Page No.
                                                                     -------
PART I -  FINANCIAL INFORMATION

  Item 1. Consolidated Financial Statements:

          Consolidated Balance Sheets at                                  3
          September 29, 2001 and December 31, 2000

          Consolidated Statements of Operations and Comprehensive         4
          Income (Loss) for the three and nine months ended September
          29, 2001 and September 30, 2000

          Consolidated Statements of Stockholders' Equity for the         5
          nine months ended September 29, 2001 and September 30, 2000

          Consolidated Statements of Cash Flows for the                   6
          nine months ended September 29, 2001 and September 30, 2000

          Notes to Consolidated Financial Statements                      7


  Item 2. Management's Discussion and Analysis of Financial Condition    10
          and Results of Operations


  Item 3. Quantitative and Qualitative Disclosures About Market Risk     13


PART II - OTHER INFORMATION

  Item 5. Other Matters                                                  14

SIGNATURES                                                               15

                               KOPIN CORPORATION

CONSOLIDATED BALANCE SHEETS

                                                                                    September 29, 2001       December 31, 2000
                                                                                  -----------------------  ----------------------
                                                                                        (unaudited)
Assets
Current assets:
     Cash and equivalents                                                                 $  2,613,731            $ 13,332,973
     Marketable securities, at fair value                                                   62,629,257              59,847,124
     Accounts receivable, net of allowance of $1,050,000 and $450,000
          Billed                                                                             6,169,229              14,365,808
          Unbilled                                                                             312,252                 467,540
     Inventory                                                                               8,444,364               5,711,617
     Refundable taxes                                                                                -               5,505,000
     Prepaid expenses and other current assets                                               3,317,024               4,336,724
                                                                                          ------------            ------------
          Total current assets                                                              83,485,857             103,566,786

Equipment and improvements:
     Land                                                                                      735,246                 758,393
     Buildings                                                                               1,768,185               1,749,589
     Equipment                                                                              48,813,541              48,598,638
     Leasehold improvements                                                                 13,187,401               2,410,651
     Furniture and fixtures                                                                    561,826                 515,750
     Equipment under construction                                                            8,710,590              19,993,112
                                                                                          ------------            ------------
                                                                                            73,776,789              74,026,133
     Accumulated depreciation and amortization                                              30,226,180              24,935,045
                                                                                          ------------            ------------
                                                                                            43,550,609              49,091,088

Other assets                                                                                23,935,541              15,521,801
Goodwill, net of accumulated amortization of $1,593,936 and $413,517                        13,282,814              14,748,366
Intangible assets, net of accumulated amortization of $1,783,383 and $1,582,683              1,213,616               1,562,629
                                                                                          ------------            ------------
          Total assets                                                                    $165,468,437            $184,490,670
                                                                                          ============            ============

Liabilities and Stockholders' Equity
Current liabilities:
     Accounts payable                                                                     $ 10,432,003            $  9,892,554
     Accrued payroll and expenses                                                            1,717,887               1,398,353
     Other accrued liabilities                                                               4,070,890               2,938,434
     Current portion of long-term obligations                                                1,500,000               1,000,000
                                                                                          ------------            ------------
          Total current liabilities                                                         17,720,780              15,229,341

Long-term obligations, less current portion                                                          -               1,250,000
Minority interest                                                                            1,469,121               1,234,764
Commitments and contingencies
Stockholders' equity:
     Preferred stock, par value $.01 per share:  Authorized, 3,000 shares;
          none issued and outstanding                                                                -                       -
     Common stock, par value $.01 per share: Authorized, 120,000,000 shares;
          issued, 65,396,446 shares in 2001 and 64,681,116 shares in 2000                      653,964                 646,811
     Additional paid-in capital                                                            218,771,410             216,274,520
     Deferred compensation                                                                     (13,750)                (55,015)
     Accumulated other comprehensive income (loss)                                          (7,062,932)                328,395
     Deficit                                                                               (66,070,156)            (50,418,146)
                                                                                          ------------            ------------
          Total stockholders' equity                                                       146,278,536             166,776,565
                                                                                          ------------            ------------
          Total liabilities and stockholders' equity                                      $165,468,437            $184,490,670
                                                                                          ============            ============

                See notes to consolidated financial statements.

                               KOPIN CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                      Three Months Ended                Nine Months Ended
                                                      -------------------               ------------------
                                             September 29,     September 30,     September 29,    September 30,
                                                 2001              2000              2001             2000
                                            ---------------  -----------------  ---------------  ---------------
Revenues:
   Product revenues                           $ 11,973,948        $23,279,680   $   35,461,180      $66,922,088
   Research and development revenues               288,767            551,051        1,012,791        1,043,050
                                              ------------        -----------   --------------      -----------
                                                12,262,715         23,830,731       36,473,971       67,965,138
Expenses:
   Cost of product revenues                     15,786,776         17,643,127       47,437,823       48,450,166
   Research and development                      3,716,779          1,713,681       11,081,651        6,241,616
   Selling, general and administrative           3,120,778          1,520,358       11,869,557        6,501,474
   Other                                           120,907             66,900          283,166          466,974
   Impairment charges                                    -                  -        5,341,784                -
                                              ------------        -----------   --------------      -----------

                                                22,745,240         20,944,066       76,013,981       61,660,230
                                              ------------        -----------   --------------      -----------

Income (loss) from operations                  (10,482,525)         2,886,665      (39,540,010)       6,304,908
Other income and expense:
   Interest and other income                     1,499,005          1,446,321       24,445,606        4,331,890
   Interest expense                               (126,981)           (94,290)        (307,280)        (280,336)
                                              ------------        -----------   --------------      -----------

Income (loss) before minority interest          (9,110,501)         4,238,696      (15,401,684)      10,356,462
Minority interest in income of                    (124,033)          ( 47,414)        (250,326)         (77,263)
  subsidiary                                  ------------        -----------   --------------      -----------

Net income (loss)                             $ (9,234,534)       $ 4,191,282   $  (15,652,010)     $10,279,199
                                              ============        ===========   ==============      ===========
Net income (loss) per share:
   Basic                                            ($ .14)              $.07           ($ .24)            $.16
                                              ============        ===========   ==============      ===========
   Diluted                                          ($ .14)              $.06           ($ .24)            $.15
                                              ============        ===========   ==============      ===========
Weighted average number of common
  shares outstanding:
   Basic                                        65,211,380         63,237,559       65,069,273       62,759,293
                                              ============        ===========   ==============      ===========
   Diluted                                      65,211,380         67,278,717       65,069,273       67,714,654
                                              ============        ===========   ==============      ===========

            CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                  (unaudited)

                                                    Three Months Ended                Nine Months Ended
                                                    -------------------              -------------------
                                             September 29,    September 30,    September 29,     September 30,
                                                  2001             2000             2001             2000
                                            ----------------  --------------  ----------------  ---------------
   Net income (loss)                          $  (9,234,534)     $4,191,282     $ (15,652,010)     $10,279,199
   Foreign currency translation                     (20,765)         (3,551)          (32,718)           2,100
   adjustments
   Unrealized gain (loss) on marketable         (11,064,997)         74,141        (7,358,609)         (42,061)
     securities, net                          -------------      ----------     -------------      -----------

   Comprehensive income (loss)                $ (20,320,296)     $4,261,872     $ (23,043,337)     $10,239,238
                                              =============      ==========     =============      ===========

                See notes to consolidated financial statements.

                               KOPIN CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

          NINE MONTHS ENDED SEPTEMBER 29, 2001 AND SEPTEMBER 30, 2000

                                  (UNAUDITED)

                                                                                         Accumulated
                                        Common     Stock     Additional                     Other
                                      --------------------    Paid-in       Deferred    Comprehensive
                                        Shares     Amount     Capital     Compensation   Income (Loss)     Deficit        Total
                                      ----------  --------  ------------  ------------  --------------  ------------  ------------
Balance, December 31, 1999            60,298,724  $602,987  $185,776,145   $(110,035)      $   509,725  $(56,711,530)  $130,067,292

  Exercise of stock options            3,120,073    31,201     6,373,575          --                --            --      6,404,776

  Amortization of compensation
     relating to grant of stock               --        --            --      41,265                --            --         41,265
      options

  Net unrealized loss on marketable
     securities                               --        --            --          --           (42,061)           --        (42,061)

  Foreign currency translation
     adjustments                              --        --            --          --             2,100            --          2,100

  Net income for the nine month
     period ended September 30, 2000          --        --            --          --                --    10,279,199     10,279,199
                                      ----------  --------  ------------   ---------      ------------  ------------   ------------

Balance, September 30, 2000           63,418,797  $634,188  $192,149,720   $ (68,770)     $    469,764  $(46,432,331)  $146,752,571
                                      ==========  ========  ============   =========      ============  ============   ============


Balance, December 31, 2000            64,681,116  $646,811  $216,274,520   $ (55,015)     $    328,395  $(50,418,146)  $166,776,565

  Exercise of stock options              715,330     7,153     2,496,890          --                --            --      2,504,043

  Amortization of compensation
     relating to grant of stock               --        --            --      41,265                --            --         41,265
      options

  Net unrealized loss on marketable
     securities                               --        --            --          --        (7,358,609)           --     (7,358,609)

  Foreign currency translation
     adjustments                              --        --            --          --           (32,718)           --        (32,718)

  Net loss for the nine month
     period ended September 29, 2001          --        --            --          --                --   (15,652,010)   (15,652,010)
                                      ----------  --------  ------------   ---------      ------------  ------------   ------------

Balance, September 29, 2001           65,396,446  $653,964  $218,771,410   $ (13,750)     $ (7,062,932) $(66,070,156)  $146,278,536
                                      ==========  ========  ============   =========      ============  ============   ============

                See notes to consolidated financial statements.

                               KOPIN CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                                               Nine Months Ended
                                                                                               -----------------
                                                                                     September 29, 2001     September 30, 2000
                                                                                     ------------------     ------------------
Cash flows from operating activities:
  Net income (loss)                                                                     $ (15,652,010)           $ 10,279,199
  Adjustments to reconcile net income (loss)
     to net cash provided by (used in) operating activities:
     Depreciation and amortization                                                          9,442,752               5,508,197
    Amortization of compensation relating to grant
       of stock options                                                                        41,265                  41,265
    Minority interest in income of subsidiary                                                 275,794                  77,263
    Impairment Charge                                                                       5,341,784                       -
    Net gain on investment activity                                                       (20,882,383)                      -
    Changes in assets and liabilities:
       Accounts receivable                                                                  8,313,123              (5,623,823)
       Inventory                                                                           (3,112,548)              1,670,298
       Prepaid expenses and other current assets                                            6,517,157                 221,186
       Intangible assets                                                                      148,313                (158,312)
       Accounts payable and accrued expenses                                                1,897,068                (717,795)
                                                                                        -------------            ------------
       Net cash provided by (used in) operating activities                                 (7,669,685)             11,297,478
                                                                                        -------------            ------------

Cash flows from investing activities:
  Marketable securities                                                                    (2,879,958)            (17,987,169)
  Other assets                                                                              5,172,909              (5,581,295)
  Capital expenditures                                                                     (7,032,548)            (22,998,551)
                                                                                        -------------            ------------
       Net cash used in investing activities                                               (4,739,597)            (46,567,015)
                                                                                        -------------            ------------

Cash flows from financing activities:
  Principal payment on long-term obligations                                                 (750,000)             (1,677,586)
  Issuance of stock by subsidiary                                                                   -                 507,101
  Proceeds from exercise of stock options                                                   2,504,043               6,404,776
                                                                                        -------------            ------------
       Net cash provided by financing activities                                            1,754,043               5,234,291
                                                                                        -------------            ------------
Effect of exchange rate changes on cash                                                       (64,003)                 28,600
                                                                                        -------------            ------------
Net decrease in cash and equivalents                                                      (10,719,242)            (30,006,646)
Cash and equivalents, beginning of period                                                  13,332,973              65,981,848
                                                                                        -------------            ------------
Cash and equivalents, end of period                                                     $   2,613,731            $ 35,975,202
                                                                                        =============            ============

 Supplementary information -Interest paid in cash                                       $     141,812            $    271,766

                See notes to consolidated financial statements.

                               KOPIN CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION
     ---------------------

The consolidated financial statements for the nine month periods ended September 29, 2001 and September 30, 2000 are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. All such adjustments, except for adjustments described below, are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") (File No. 0-19882) for the year ended December 31, 2000.

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

2.   FOREIGN CURRENCY TRANSLATION
     ----------------------------

Assets and liabilities of non-U.S. operations are translated into U.S. dollars at period end exchange rates, and revenues and expenses at rates prevailing during the quarter. Resulting translation adjustments are accumulated as part of other comprehensive income and aggregate $10,033 of unrealized gain at September 29, 2001. Transaction gains or losses are recognized in income or loss currently.

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

4.   INVENTORY
     ---------

Inventory is stated at the lower of cost (first in, first out method) or market and consists of the following:

                                   September 29, 2001  December 31, 2000
                                   ------------------  -----------------
               Raw materials               $7,015,304         $4,396,631
               Work in progress             1,145,937          1,016,146
               Finished Goods                 283,123            298,840
                                           ==========         ==========
               Total Inventory             $8,444,364         $5,711,617
                                           ==========         ==========

5.   OTHER ASSETS
     ------------

Other assets consist primarily of marketable and non-marketable equity securities in various companies and notes receivable. Non-marketable equity securities are carried at cost and aggregate $7,354,000 and $14,864,000 at September 29, 2001 and December 31, 2000 respectively. At December 31, 2000 the Company had a 20% interest in Kendin Communications, Inc. (Kendin), which was accounted for using the equity method. The carrying value of this investment at December 31, 2000 was $3,170,000. During the quarter ended June 30, 2001 the Company exchanged its interest in Kendin for shares of Micrel Incorporated (Micrel), as part of Micrel's acquisition of Kendin, and recorded a net gain of $24,900,000 on the exchange. Following this transaction, the Company discontinued the use of the equity method to account for this investment. Also during the quarter ended June 30, 2001 the Company recorded a $4,000,000 write-down of certain non-marketable securities as a result of a more than temporary decline in their value.

Non-current marketable securities, which consist primarily of the investment in Micrel stock, are carried at fair-value. The fair-value of non-current marketable securities was $16,021,000 at September 29, 2001. Gross unrecognized losses on non-current marketable securities were $7,294,000 at September 29, 2001.

The net gain recognized resulting from the gain on exchange of investment and write-down of certain non-marketable securities is included in interest and other income for the nine months ended September 29, 2001.

6.   RECENT ACCOUNTING  PRONOUNCEMENTS
     ---------------------------------

The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", which is effective for fiscal years commencing after June 15, 2000. SFAS No. 133 requires fair value accounting for all stand-alone derivatives and many derivatives embedded in other financial instruments and contracts. SFAS No. 133 did not have a material effect on our financial position or results of operations.

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

Also in July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which is effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. The Company has not yet completed its evaluation of the impact the adoption of SFAS 142 will have on our financial statements.

7.   IMPAIRMENT CHARGE
     -----------------

As a result of the decline in the Company's revenues during the three months ended June 30, 2001, the Company has assessed the recoverability of certain equipment used in its manufacturing operations. This equipment consists primarily of older manufacturing machines, utilized in the Company's III-V business. Because of softened current demand for the Company's wafer products, the machines in question are currently not used in manufacturing operations. Based on forecasts developed by the Company, the Company does not believe that these machines will be placed back into service in the foreseeable future; the Company anticipates that these machines will be replaced by newer, more efficient equipment before demand will recover. As a result of this analysis, and other analyses pertaining to the impact of the change in business conditions, the Company recorded a charge of $5,342,000 in the quarter ended June 30, 2001, representing the remaining un-amortized cost of the identified equipment, and other costs.

8.   IN PROCESS RESEARCH AND DEVELOPMENT
     -----------------------------------

During the quarter ended December 31, 2000 the Company expensed $5,300,000 million associated with in-process research and development technologies which had not yet reached technological feasibility, and had no alternative uses, acquired as part of the acquisition of Super Epitaxial Products, Inc. in October 2000.

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

  We have two principal components of revenues: product revenues and research and development revenues. Historically, product revenues have consisted of sales of our III-V products, principally our Heterojunction Bipolar Transistor ("HBT") transistor wafers, and our CyberDisplay products. For the nine month period ended September 29, 2001, we had product revenues of $35.5 million, or 97.2% of total revenues compared to $66.9 million, or 98.5% of total revenues for the same period in 2000.

  Research and development revenues consist primarily of development contracts with agencies of the U.S. government. For the nine months ended September 29, 2001, research and development revenues were $1.0 million, or 2.8% of total revenues compared to $1.0 million, or 1.5% of total revenues for the same period in 2000.

RESULTS OF OPERATIONS

  REVENUES. Our total revenues for the three and nine months ended September 29, 2001 were $12.3 million and $36.5 million, respectively, compared to $23.8 million and $67.9 million during the corresponding periods in 2000. This represents a decrease of approximately $11.6 million and $31.5 million for the three and nine months ended September 29, 2001, respectively. Our product revenues were $12.0 million and $35.5 million for the three and nine months ended September, 2001, compared to $23.3 million and $66.9 million for the same periods in 2000, decreases of approximately $11.3 million and $31.5 million respectively. For the nine months ended September 29, 2001, III-V and CyberDisplay product sales were $20.2 million and $15.2 million, respectively, as compared to $53.8 million and $13.1 million, respectively, for the nine months ended September 30, 2000. The decrease in III-V product revenues resulted from a decline in demand from customers who buy our HBT transistor wafers for integration into components used in wireless handsets. For the year ending December 31, 2001 we expect a decline in III-V product revenues as a result of worldwide inventory accumulation in the supply chain of wireless handsets and related components. In addition, industry analysts believe there will be a slowing of worldwide sales growth rates of wireless handsets, which may decrease the rate of consumption of the inventory in the supply chain. Research and development revenues for the three and nine months ended September 29, 2001 were $.3 million and $1.0 million compared to $.6 million and $1.0 million for the same period in 2000.

  COST OF PRODUCT REVENUES. Cost of product revenues, which is comprised of materials, labor and manufacturing overhead related to our products, was $16.1 million and $47.7 million for the three and nine months ended September 29, 2001 compared to $17.6 million and $48.5 million during the corresponding periods in 2000. For the nine months ended September 29, 2001 and September 30, 2000, cost of product revenues as a percentage of product sales was 134.5% and 71.3%, respectively. The increase in cost of product revenues as a percentage of sales is a result of the fixed cost nature of our business, whereby expenses did not decline at the same rate as the decline in sales, particularly III-V product sales and related expenses.

  RESEARCH AND DEVELOPMENT. Research and development expenses (R&D) are incurred in support of internal III-V and display product development programs or programs funded by agencies of the U.S. government, and commercial partners. R&D costs include staffing, purchases of materials and laboratory supplies, circuit design costs, fabrication and packaging of display products, and overhead. Funded R&D was $.6 million and $1.7 million for the three and nine months ended September 29, 2001 compared to $.3 million and $.9 million for the same periods in the prior year, increases of $.3 million and $.8 million, respectively. Internal R&D was $3.1 million and $9.4 million for the three and nine months ended September 29, 2001 compared to $1.4 million and $5.3 million during the corresponding periods in 2000. The increase in internal R&D was primarily the result of III-V development programs.

  SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses (S,G&A) consist of the expenses incurred by our sales and marketing personnel and related expenses, and administrative and general corporate expenses. S,G&A was $3.1 million for the three months ended September 29, 2001 compared to $1.5 million during the corresponding period in 2000, an increase of $1.6 million, or 105.3%. S,G&A was $11.9 million for the nine months ended September 29, 2001 compared to $6.5 million during the corresponding period in 2000, an increase of $5.4 million, or 82.60%. The year to year increase in S,G&A was primarily due to an increase in goodwill amortization of $1.6 million, resulting from the purchase of Super Epitaxial Products, Inc., in October, 2000, bad debt expense of $1.0 million, depreciation expense of $.8 million and legal and patent maintenance of $1.6 million. In addition, S,G&A expenses include non-cash charges for compensation expense of $41,265 for both nine month periods in 2001 and 2000, relating to the issuance of certain stock options.

  OTHER. Other expenses, primarily amortization of patents and licenses, were $.1 million and $.3 million for the three and nine month periods ended September 29, 2001 compared to $.1 million and $.5 million during the corresponding periods in 2000.

  OTHER INCOME, NET. Other income, net was $1.4 million and $24.1 million for the three and nine months ended September 29, 2001 compared to $1.4 million and $4.1 million during the corresponding period in 2000. During the three month period ended June 30, 2001 we exchanged our interest in Kendin Communications, Inc. (Kendin) for shares of Micrel, Incorporated (Micrel) as a result of Micrel's acquisition of Kendin. We have recorded a net gain of $20.9 million as a result of this exchange and the write-down of certain investments in semiconductor companies due to a more than temporary decline in their value during the quarter ended June 30, 2001. During the quarter ended September 29, 2001 we sold a portion of the Micrel shares for $6.5 million, which had a cost basis of $5.9 million. This resulted in a gain of $.6 million which is included in Other Income, Net. Also in this quarter we marked to market our remaining investment in Micrel classified as an available-for-sale security, which resulted in an unrealized loss of $7.3 million. This loss was recorded as a component of Accumulated Other Comprehensive Income in Stockholders' Equity.

  IMPAIRMENT CHARGE. As a result of the decline in the Company's revenues during the three months ended June 30, 2001, the Company assessed the recoverability of certain equipment used in its manufacturing operations. This equipment consists primarily of older manufacturing machines, utilized in the Company's III-V business. Because of softened current demand for the Company's wafer products, the machines in question are currently not used in manufacturing operations. Based on forecasts developed by the Company, the Company does not believe that these machines will be placed back into service in the foreseeable future; the Company anticipates that these machines will be replaced by newer, more efficient equipment before demand will recover. As a result of this analysis, and other analysis pertaining to the impact of the change in business conditions, the Company recorded a charge of $5,342,000 in the quarter ended June 30, 2001, representing the remaining un-amortized cost of the identified equipment, and other costs.

LIQUIDITY AND CAPITAL RESOURCES

  We have financed our operations primarily through public and private placements of our equity securities, research and development contract revenues, and sales of our III-V and CyberDisplay products. We believe our available cash resources will support our operations and capital needs for at least the next twelve months.

  As of September 29, 2001, we had cash and equivalents and marketable securities of $65.2 million and working capital of $65.8 million compared to $73.2 million and $88.3 million, respectively, as of December 31, 2000. The decrease in cash and equivalents and marketable securities was primarily due to net capital and investment expenditures of $4.7 million, principal payments on long-term obligations of $.75 million, and cash used by operations of $7.7 million, partially offset by proceeds from the exercise of stock options of $2.5 million. Other sources of cash during the period were accounts receivable, which have declined due to the decrease in revenues, and refundable taxes, which were collected in cash during the nine months ended September 29, 2001.

  We periodically enter into long-term debt arrangements to finance equipment purchases and other activities. As of September 29, 2001, debt obligations totaled $1.5 million, which is payable in the next twelve months.

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

  In August, 2001, the FASB released SFAS No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets", which is effective in 2002. SFAS 144 establishes standards for accounting for impairment of long-lived assets used by an entity or held for sale, and provides guidance on developing estimates of cash flows and fair values used in measuring impairments. The Company has not yet completed its evaluation of the impact the adoption of SFAS 144 will have on its financial statements.

  Certain of the statements contained in this Form 10-Q including Management's Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking statements that involve a number of risks and uncertainties. In addition to the risks and uncertainties set forth in this Form 10-Q, other factors that could cause actual results to differ materially include the following: general economic and business conditions and growth in the flat panel display and the gallium arsenide integrated circuit and materials industries, sales growth of the wireless handset industry, the impact of competitive products and pricing, availability of third party components and wafer substrates, availability of integrated circuit fabrication facilities, cost and yields associated with production of the Company's CyberDisplay imaging devices and HBT transistor wafers, successful completion and operation of our second gallium arsenide fabrication facility, loss of significant customers, acceptance of our products, continuation of strategic relationships, changes in foreign currency exchange rates, and the risk factors and cautionary statements listed from time to time in the Company's periodic reports and registration statements filed with the Securities and Exchange Commission, including but not limited to our Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

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

Item 5.   OTHER
          -----

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


                                         KOPIN CORPORATION
                                         (Registrant)



Date: November 6, 2001              By: /s/ John C.C. Fan
                                        -----------------
                                        John C.C. Fan
                                        President, Chief Executive Officer and
                                        Chairman of the Board of Directors
                                        (Principal Executive Officer)



Date: November 6, 2001              By: /s/ Richard A. Sneider
                                        ----------------------
                                        Richard A. Sneider
                                        Treasurer and Chief Financial Officer
                                        (Principal Financial and Accounting
                                        Officer)