Form 10-K
period 2001-12-31
KOPIN CORP
filed 2002-03-20
CIK 771266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-19882

KOPIN CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	04-2833935
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

695 Myles Standish Blvd., Taunton, MA	02780-1042
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(508) 824-6696
Securities registered pursuant to Section 12(b) of the Act:	None
Securities registered pursuant to Section 12(g) of the Act:	Common Stock, par value $.01 per share
(Title of Class)
Name of each exchange on which registered:	Nasdaq National Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes    ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

As of February 28, 2002 the aggregate market value of outstanding shares of voting stock held by non-affiliates of the registrant was $505,902,029.

As of February 28, 2002, 69,112,299 shares of the registrant’s Common Stock, par value $.01 per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 25, 2002 are incorporated by reference into Part III of this Report. Other documents incorporated by reference are listed in the Exhibit Index.

Part I

Item 1.    Business

Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance and include statements about our manufacturing capabilities and cashflows. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “plans”, “could”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks outlined under “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Although we believe that the expectations reflected in the forward looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We are under no duty to update any of the forward-looking statements or to conform such statements to actual results.

Introduction

Kopin Corporation was incorporated in Delaware in 1984 and is a leading developer and manufacturer of III-V products and miniature flat panel displays. We use our proprietary semiconductor material technology to design, manufacture and market our III-V and display products. Our products enable our customers to develop and market an improved generation of products for applications in wireless and fiber optic communications and high resolution miniature video displays.

We commercially develop and manufacture Gallium Arsenide-based HBT transistor wafers and other commercial semiconductor products that use Indium Phosphide, Gallium Nitride, and Gallium Arsenide-based substrates. We collectively refer to our products based on compound semiconductor materials as our “III-V” products. Our primary III-V product is our heterojunction bipolar transistor wafers, or HBT transistor wafers. Our HBT transistor wafers are customer-specific arrays of vertically oriented transistors that our customers use primarily to produce high performance integrated circuits for wireless communications products.

Our CyberDisplay products are miniature, high performance, high resolution, low cost displays designed for consumer electronics and next generation mobile communications devices. Current applications of our CyberDisplay products include viewing images in camcorders and digital cameras, and we believe that our CyberDisplay products are well suited for new applications such as reading e-mail and browsing the Internet using digital wireless handsets, pagers and other consumer electronics devices.

The principal customer for our HBT transistor wafers is Conexant Systems. In addition to Conexant, original equipment manufacturers including Mitsubishi Electric Company, Ltd., Alpha Industries, Anadigics, Nortel Networks and Agilent purchase our HBT transistor wafers. We currently sell our CyberDisplay product to Victor Company of Japan Ltd. (JVC), Matsushita Electrical Industrial Co., Ltd. (Panasonic) and Samsung Electronics Co. Ltd. (Samsung) for use in digital camcorders.

On December 29, 1999, we effected a 2 for 1 stock split in the form of a 100% stock dividend to all holders of our common stock. On July 12, 2000, we effected another 2 for 1 stock split in the form of a 100% stock dividend to all holders of our common stock. All share numbers and prices in this Form 10-K have been adjusted to reflect these stock dividends.

Industry Overview

III-V Products

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

Even as device manufacturers are increasingly adopting gallium arsenide field effect transistor technology in the manufacture of high frequency integrated circuits, the industry is calling for even greater performance. Second generation wireless communications products use digital signal processing and generally operate at higher cellular frequencies. Air interface standards in these frequency bands have increased in recent years. These standards, which include Global System Mobile, or GSM, Time Division Multiple Access, or TDMA, and Code Division Multiple Access, or CDMA, provide improved capacity, sound quality and capabilities at cellular and wireless frequency bands, but are incompatible with each other and have fragmented the market for equipment. Suppliers of wireless handsets now offer multi-mode and multi-band wireless handsets that allow users to switch from one high frequency band to another to enable consumers to use wireless handsets across various territories and different interface standards. This new generation of products is significantly more complex than the prior generation and requires certain key features, including:

•	Simpler system design;

•	Support for higher frequencies;

•	Lower power consumption;

•	Improved signal quality; and

•	Wider range of operating temperatures.

Display Products

Small form factor displays are used in the consumer electronics industry in products such as camcorders and digital cameras. We also expect that a significant market for new wireless communications devices, including third generation wireless handsets and enhanced pagers will develop. In order for this market to develop, advances in wireless communications systems such as greater bandwidth and increased functionality, including real-time wireless data and broadband Internet access, will be necessary. Small form factor displays are expected to be a critical component in the development of advanced wireless communications systems, as these systems must provide high resolution images without compromising the portability of the product.

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

The Kopin Solution

III-V Products

We manufacture our HBT transistor wafers using our proprietary metal organic chemical vapor deposition semiconductor growth techniques. By depositing films of atomic-level thickness on gallium arsenide or indium phosphide wafers, we are able to create HBT transistor wafers that consist of a series of material layers which form a vertical transistor. This transistor structure enables the design of integrated circuits in which individual transistors are vertically arranged.

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

•
Faster Circuits.    We believe that our HBT transistor wafers enable the design of faster integrated circuits than may be designed with gallium arsenide field effect transistors because the effective transistor gate length, or the distance an electron must travel within a transistor, is shorter. The transistor gate length of gallium arsenide field effect transistors is constrained by current optical lithography techniques to approximately 0.13 microns for commercial volumes. We currently manufacture our HBT transistor wafers in commercial volumes with an effective transistor gate length ranging from approximately 0.05 microns to 0.1 microns. We are able to achieve this result because the thickness of the vertical base layer of our HBT transistor wafers determines transistor gate length rather than the limitations of current optical lithography techniques.

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

CyberDisplay Products

Our principal CyberDisplay product is a miniature, 0.24 inch diagonal, high density 320 x 240 resolution color or monochrome active matrix LCD. In contrast to current passive matrix and active matrix LCD approaches, our CyberDisplay products utilize high quality, single crystal silicon—the same high quality silicon used in conventional integrated circuits. This single crystal silicon is not grown on glass; rather, it is first formed on a silicon wafer and then lifted off as a thin film using our proprietary technology. The thin film is patterned into an integrated circuit (including the active matrix, driver circuitry and other logic circuits) in an integrated circuit foundry and transferred to glass, so that the transferred layer is a fully functional active matrix integrated circuit.

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

Our CyberDisplay products have the additional advantage of being fabricated using conventional silicon integrated circuit lithography processes. These processes enable the manufacture of miniature active matrix circuits, resulting in comparable or higher resolution displays relative to passive and other active matrix displays that are fabricated on glass. Our production partner, United Microelectronics Corporation, or UMC, fabricates integrated circuits for our CyberDisplay products in its foundry in Taiwan. The fabricated wafers are then returned to our facilities, where we lift the integrated circuits off the silicon wafers and transfer them to glass using our proprietary technology. The transferred integrated circuits are then processed and packaged with liquid crystal and assembled into display panels at either our Westborough, Massachusetts facility or at our Korean subsidiary, Kowon, and shipped to customers. This arrangement allows us to benefit from UMC’s economies of scale and advanced fabrication processes. We expect that our CyberDisplay products will benefit from further general technological advances in the design and production of integrated circuits and active matrix LCDs, resulting in further improvements in resolution and miniaturization.

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

•
Reduce CyberDisplay Production Costs.    We intend to reduce our per unit production costs for our CyberDisplay product line. We plan to achieve this primarily through automation, transferring production processes to our Korean subsidiary, increasing manufacturing yield, and by lowering fixed costs per unit through increased volume.

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

•
Leverage Integrated Circuit and Display Technologies and Infrastructure.    We will continue to leverage our use of standard integrated circuit fabrication and LCD packaging technologies to achieve greater production capacity and to reduce capital investment and process development costs. Our use of these technologies allows us to engage third party manufacturers for certain fabrication of our CyberDisplay products and to take advantage of new technologies, cost-efficiencies and increased production capabilities of these third party manufacturers. We believe that general technological advances in the design and fabrication of integrated circuits, LCD technology and LCD manufacturing processes will allow us to continue to enhance our CyberDisplay product manufacturing process.

Markets and Customers

III-V Products

We develop and manufacture customer and application specific HBT transistor wafers for advanced integrated circuit applications. We believe that we are one of the world’s leading suppliers of HBT transistor wafers and currently support volume production of three-inch, four-inch and six-inch HBT transistor wafers. Our primary HBT transistor wafer product is based on an aluminum gallium arsenide vertical layer structure. We also supply customers with HBT transistor wafers based on an indium gallium phosphide vertical layer structure. We vary our manufacturing process to create customized HBT transistor wafer products for customers. For the years ended December 31, 1999, 2000, and 2001, sales of gallium arsenide products constituted 87%, 79% and 56% of our product revenues, respectively.

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

In addition to wireless handset power amplifiers, our HBT transistor wafers are also being used in the fabrication of integrated circuits for other applications. In particular, our HBT transistor wafers are also used in high speed fiber optic switching equipment used in broadband Internet data transmission and high speed instrumentation. During 2001 there was a significant decline in sales of our III-V products into the high speed fiber optic switching equipment market. This equipment has historically been used for the long haul fiber optic networks which analysts believe have significant over capacity. Accordingly, we do not believe sales into this market will be significant in the year ending December 31, 2002.

We design our HBT transistor wafers in collaboration with our customers’ engineering teams in order to create customized products that meet their specific application needs. Once our HBT transistor wafers have been “designed in” a customer’s product, we believe it would be costly for that customer to switch to an alternate supplier. Our largest customer for our HBT transistor wafers is Conexant, with which we have collaborated on the manufacturing and development of our HBT transistor wafers and related integrated circuits for several years. Other customers of our gallium arsenide products include Alpha Industries, Agilent, Anadigics, Mitsubishi Electric Co. Ltd., Nortel Networks, and Siemens. For the years ended December 31, 1999, 2000 and 2001, sales of gallium arsenide products to Conexant constituted 49%, 46% and 21% of our total revenues, respectively. For the years ended December 31, 1999 and 2000, sales of gallium arsenide products to Mitsubishi Electric Co. Ltd. were 13% and 11% of our total revenues, respectively.

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

For the year ended December 31, 2001, sales of CyberDisplay’s to JVC and Samsung were 15% and 22% respectively of our total revenues.

Sales and Marketing

We principally sell our HBT transistor wafer products directly to integrated circuit manufacturers in the United States, Europe and Asia. We sell our CyberDisplay products directly to original equipment manufacturers and co-market our CyberDisplay products with Motorola on a worldwide basis. Sales of our HBT transistor wafers and our CyberDisplay products to customers in Japan are made primarily through foreign distributors.

We believe that the technical nature of our products and markets demands a commitment to close relationships with our customers. Our sales and marketing staff, assisted by the technical staff and senior management, visit prospective and existing customers worldwide on a regular basis. We believe that these contacts are vital to the development of a close, long-term working relationship with our customers, and in obtaining regular forecasts, market updates and information regarding technical and market trends. We also participate in industry specific trade shows and conferences.

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

Product Development

We believe that continued introduction of new products in our target markets is essential to our growth. We have assembled a group of highly skilled engineers that work internally as well as with our customers to continue our product development efforts. For the years ended December 31, 1999, 2000 and 2001 we incurred total research and development expenses of $7.1 million, $15.1 million and $15.3 million, respectively. Research and development expenses, excluding contractual research and development work and costs associated with our acquisition of Super Epitaxial Products Inc. in 2000, related to our internal development programs for our III-V, CyberDisplay and other products were $4.3 million, $6.4 million and $12.9 million, respectively, for the years ended December 31, 1999, 2000 and 2001.

III-V Products

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

We are currently manufacturing HBT transistor wafers with a base layer thickness ranging from approximately 0.05 microns to 0.1 microns, and we are developing manufacturing processes to further reduce this thickness. In addition, we have developed manufacturing processes for production of six-inch HBT transistor wafers and are currently providing initial quantities of these wafers to several of our customers.

In 2000, we acquired a privately held Maryland based corporation, Super Epitaxial Products, Inc. (SEP). SEP, which was subsequently renamed Kopin Optical, Inc., has expertise in gallium nitride which we plan to integrate into our production processes. In connection with the acquisition of SEP, we recorded charges aggregating $7.4 million for in-process research and development related to projects under development by SEP at the acquisition date and certain other costs, primarily bonuses paid to SEP employees as an inducement to remain with the Company. These costs are included in research and development expense for 2000 in the accompanying financial statements.

CyberDisplay Products

Our product development efforts are focused towards continually enhancing the features, functions and manufacturability of our CyberDisplay products. A principal focus of this effort is the improvement of manufacturing processes for very small active matrix pixels, which we will use in succeeding generations of our CyberDisplay products. The pixel size of our current CyberDisplay products is 15 microns and we believe that we can achieve a pixel size of less than 10 microns in commercial production. This pixel size is in contrast to a pixel size of approximately 100 microns in a typical laptop computer display. The resolution of the current commercially available CyberDisplay product is 320 x 240. We have already demonstrated and are providing our customers with samples of 640 x 480 resolution CyberDisplay products in a 0.38 inch diagonal display. In addition, we have demonstrated 1,280 x 1,024 resolution CyberDisplay products in a 0.96 inch diagonal display, as well as 2,560 x 2,048 resolution CyberDisplay products in a 1.5 inch diagonal display and we are working on the commercialization of these products. We are also working on further decreasing the already low power consumption of our CyberDisplay products. Additional display development efforts include further automating our final display assembly processes and increasing the quantity of CyberDisplay active matrix pixel arrays processed on each transistor by further reducing the display size and increasing manufacturing yields.

Funded Research and Development

We have entered into various development contracts with agencies of the U.S. government. These contracts help support the continued development of our core technologies. We intend to continue to pursue other U.S. government development contracts for applications that relate to our commercial product applications. Our contracts with U.S. government agencies contain certain milestones relating to technology development and may be terminated by the government agencies prior to completion of funding. Our policy is to retain our proprietary rights with respect to the principal commercial applications of our technology. To the extent technology development has been funded by a U.S. federal agency, under applicable U.S. federal laws, the federal agency has the right to obtain a non-exclusive, non-transferable, irrevocable, fully-paid license to practice or have practiced this technology for governmental use. Revenues attributable to research and development contracts for the years ended December 31, 1999, 2000 and 2001 totaled $2.5 million, $1.6 million, and $1.7 million, respectively.

Competition

III-V Products

With respect to our HBT transistor wafers, we presently compete with several companies, including Epitronics, Emcore, V-PEC, ProCom and Hitachi Cable, as well as integrated circuit manufacturers with in-house transistor growth capabilities, such as TRW, RF Micro Devices, and Fujitsu. In the gallium arsenide HBT transistor wafer market, competition is becoming increasingly intense as new entrants emerge. In addition, as a result of the downturn in the wireless and fiber optic network industries, significant manufacturing overcapacity exists which may impact pricing. The production of gallium arsenide integrated circuits has been and continues to be more costly than the production of silicon integrated circuits. Although we have reduced production costs of our HBT transistor wafers by achieving higher volumes, we cannot assure you that we will be able to continue to decrease production costs. In addition, we believe the costs of producing gallium arsenide integrated circuits by our customers will continue to exceed the costs associated with the production of competing silicon integrated circuits. As a result, we must target markets where these higher costs are justified by their superior performance.

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

Patents, Proprietary Rights and Licenses

An important part of our product development strategy is to seek, when appropriate, protection for our products and proprietary technology through the use of various United States and foreign patents and contractual arrangements. We intend to prosecute and defend our proprietary technology aggressively. We own more than 90 issued United States patents and more than 50 pending United States patent applications. Many of these United States patents and applications have counterpart foreign patents, foreign applications or international applications through the Patent Cooperation Treaty. In addition, we are licensed by MIT under more than 20 issued United
States patents, more than 4 pending United States patent applications, and some foreign counterparts to these United States patents and applications. Our United States patents expire at various dates through July 2018. The United States patents licensed to us by MIT expire during the period running at various dates through March 2016.

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

Government Regulations

We are subject to a variety of federal, state and local governmental regulations related to the use, storage, discharge and disposal of toxic, volatile or otherwise hazardous chemicals used in our manufacturing process. Although we believe that our activities conform to presently applicable environmental regulations, the failure to comply with present or future regulations could result in fines being imposed on us, suspension of production or cessation of operations. Any failure on our part to control the use of, or adequately restrict the discharge of, hazardous substances, or otherwise comply with environmental regulations, could subject us to significant future liabilities. In addition, although we believe that our past operations conformed with then applicable environmental laws and regulations, we cannot assure you that we have not in the past violated applicable laws or regulations, which violations could result in required remediation or other liabilities. We also cannot assure you that past use or disposal of environmentally sensitive materials in conformity with then existing environmental laws and regulations will protect us from required remediation or other liabilities under current or future environmental laws or regulations.

Investments in Related Businesses

In 1997 we invested in a privately held company, Kendin Communications Inc. (Kendin), a developer and manufacturer of silicon integrated circuits for high speed data and network communications. At December 31, 2000, we had a 20% interest in Kendin, which we accounted for using the equity method and had a carrying value of $3.2 million. During the second quarter of 2001, we exchanged our interest in Kendin for 986,054 shares of Micrel Incorporated (Micrel), as part of Micrel’s acquisition of Kendin, and recorded a net gain of $24.6 million on the exchange. Following this transaction, we discontinued the use of the equity method to account for this investment. In the third quarter of 2001 we sold 200,000 shares of Micrel and recorded a gain of $700,000. Also during the fiscal year, we recorded a $5.7 million write-down of certain non-marketable securities as a result of a more than temporary decline in their value.

In 2000, we acquired Super Epitaxial Products, Inc. (SEP) in a transaction accounted for as a purchase. Under the terms of the agreement, we issued approximately 1.68 million shares of our common stock and assumed the obligation to issue our common stock to satisfy existing SEP options, with an aggregate total value of approximately $24.0 million, in exchange for all the outstanding SEP common stock. We consolidated the financial statements of SEP with our financial statements beginning in the fourth quarter of 2000.

In 2000, we made an investment of $5.1 million and contributed certain technology for which we received a 40% interest in a Taiwan company. We account for our percent ownership interest in the operating results of this company using the equity method. The carrying value of this investment at December 31, 2001 was $3.2 million.

In 1998 and 2000 we made investments totaling $3.6 million in Kowon Technology, a manufacturer of optoelectronic products located in South Korea, for which we received a 67% equity interest. We consolidated the financial statements of Kowon with our financial statements beginning in the second quarter of 1998. Kowon’s results of operations are principally denominated in South Korean won and are subject to exchange rate fluctuations.

We may from time to time make further equity investments in these and other companies engaged in certain aspects of the display and electronics industries as part of our business strategy. These investments may not provide us with any financial return or other benefit and any losses by these companies or associated losses in our investments may negatively impact our operating results.

Employees

As of December 31, 2001, we and our majority and wholly-owned subsidiaries employed 364 full-time and 3 part-time individuals. Of these, 17 hold Ph.D. degrees in Material Science, Electrical Engineering or Physics. Our management and professional employees have significant prior experience in semiconductor materials, device transistor and display processing, manufacturing and other related technologies. None of our employees is covered by a collective bargaining agreement. We consider relations with our employees to be good.

Item 2.    Properties

We lease separate III-V product manufacturing and CyberDisplay product fabrication facilities. Our III-V product manufacturing facilities are located at our corporate headquarters in Taunton, Massachusetts. The Taunton facilities occupy 25,100 and 60,000 square feet, including 6,000 and 4,900 square feet of contiguous environmentally controlled production clean rooms. The Taunton facilities are occupied under leases that expire through 2010.

Our CyberDisplay production facility occupies 74,000 square feet in Westborough, Massachusetts, of which 10,000 square feet consist of contiguous environmentally controlled production clean rooms, of which 7,000 square feet are Class 10. We occupy our Westborough facility under a lease that expires in October 2003, with renewable options for up to two additional years at our election.

In addition to our Massachusetts facilities, we lease a 5,280 square foot design facility in Los Gatos, California for developing prototypes of products incorporating our CyberDisplay product. This facility is occupied under a lease that expires in November 2002. We also lease a 7,500 square foot facility in Maryland under a lease which expires in August 2005. Our subsidiary, Kowon Technology, owns two facilities in Kyungii-Do, South Korea, in which it manufactures its optoelectronic products and in which its corporate headquarters is located. These facilities occupy an aggregate of 28,000 square feet.

Item 3.    Legal Proceedings

We may become engaged in legal proceedings arising in the ordinary course of business from time to time. We currently are not a party to any material legal proceedings. In December 2001, we resolved the patent infringement claim made by Teledyne Lighting and Display Products, relating to a light source used to backlight some of our CyberDisplay products.

Item 4.    Submission of Matter to a Vote of Security Holders

Not applicable.

EXECUTIVE OFFICERS OF KOPIN

The executive officers of Kopin, who are appointed on an annual basis to serve at the discretion of our Board of Directors, are as follows:

Name	Age	Position with the Company
John C.C. Fan	58	President and Chief Executive Officer; Chairman of the Board of Directors
Richard A. Sneider	41	Treasurer and Chief Financial Officer
Bor-Yeu Tsaur	46	Executive Vice President—Display Operations
Hong Choi	50	Chief Technology Officer
Daily S. Hill	45	Vice President—Gallium Arsenide Operations
Matthew J. Micci	45	Vice President—Sales, Gallium Arsenide Products
Matthew M. Zavracky	46	Vice President—Sales & Marketing, Display Products

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

In August 2001, our officers adopted “plans” under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, which provide for the periodic sales of shares of the registrant’s common stock.

Part II

Item 5.    Market for Kopin’s Common Stock and Related Stockholder Matters.

Our common stock is traded on the Nasdaq National Market under the symbol “KOPN.” The following table sets forth, for the quarters indicated, the range of high and low sale prices for the common stock as reported on the Nasdaq National Market for the periods indicated. The prices indicated reflect 2 for 1 stock split in the form of a 100% stock dividend effected on December 29, 1999 and a 2 for 1 stock split in the form of a 100% stock dividend effected on July 12, 2000.

	High	Low
Fiscal Year Ended December 31, 2000
First Quarter	$49.88	$18.50
Second Quarter	47.44	19.25
Third Quarter	39.50	15.50
Fourth Quarter	19.88	8.75

Fiscal Year Ending December 31, 2001
First Quarter	$16.94	$5.00
Second Quarter	13.96	4.00
Third Quarter	16.79	7.25
Fourth Quarter	19.05	7.85

As of December 31, 2001, there were approximately 456 stockholders of record of our common stock, which does not reflect those shares held beneficially or those shares held in “street” name.

We have not paid cash dividends in the past, nor do we expect to pay cash dividends for the foreseeable future. We anticipate that earnings, if any, will be retained for the development of our businesses.

Item 6.    Selected Financial Data

	Year Ended December 31,
	2001	2000	1999	1998	1997
	(in thousands, except per share data)
Statement of Operations Data:
Revenues:
Product revenues	$50,257	$90,963	$36,126	$23,225	$13,110
Research and development revenues	1,664	1,635	2,536	3,680	3,283

Total revenues	51,921	92,598	38,662	26,905	16,393
Expenses:
Cost of product revenues	62,369	66,184	26,280	15,509	8,636
Research and development—funded programs	2,381	1,217	2,858	3,954	2,802
Research and development—internal(1)	12,891	13,835	4,262	5,659	7,623
Selling, general and administrative	15,245	9,928	5,757	4,015	4,292
Other	771	534	366	385	327
Impairment charge	5,342	—	—	1,800	—

	98,999	91,698	39,524	31,322	23,680

Income (loss) from operations	(47,078)	900	(862)	(4,417)	(7,287)
Other income, net	24,759	5,567	1,728	1,508	1,029

Income (loss) before minority interest	(22,320)	6,467	865	(2,909)	(6,258)
Minority interest in (income) of subsidiary	(393)	(174)	(90)	(59)	—

Net income (loss)	$(22,713)	$6,293	$775	$(2,968)	$(6,258)

Net income (loss) per share:
Basic	$(.34)	$.10	$.01	$(.06)	$(.14)
Diluted	$(.34)	$.09	$.01	$(.06)	$(.14)
Weighted average number of common shares outstanding:
Basic	65,947	62,976	51,763	48,274	44,040
Diluted	65,947	67,728	56,322	48,274	44,040

	December 31,
	2001	2000	1999	1998	1997
Balance Sheet Data:
Cash and equivalents and marketable securities	$104,435	$73,180	$99,099	$36,808	$19,046
Working capital	106,431	88,337	106,481	39,359	21,466
Total assets	203,649	184,491	145,074	61,906	43,394
Long-term obligations (excluding current maturities)	—	1,250	2,567	4,209	1,959
Stockholders’ equity	184,331	166,777	130,067	51,846	35,869

(1)
Includes $7.4 million of costs associated with the acquisition of Super Epitaxial Products, Inc. (SEP) in 2000. These costs consisted of $5.3 million of in-process research and development associated with products under development by SEP at the acquisition date and $2.1 million of other costs, primarily bonuses paid to SEP employees as an inducement to remain with the Company after the acquisition.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Kopin is a leading developer and manufacturer of advanced semiconductor materials and miniature displays. We use our proprietary semiconductor material technology to design, manufacture and market our III-V and display products for use in highly demanding commercial wireless communications and high resolution portable applications. Our products enable our customers to develop and market an improved generation of products for these target applications.

The year ended December 31, 2001 is referred to as “2001”, the year ended December 31, 2000 is referred to as “2000”, and the year ended December 31, 1999 is referred to as “1999”.

We have two principal components of revenues: product revenues and research and development revenues. Product revenues consist of sales of our gallium arsenide (GaAs) HBT transistor wafers and our line of CyberDisplay products. Research and development revenues consist primarily of development contracts with agencies of the U.S. government. Commencing in 1999, management intensified its efforts on the marketing and sales of our commercial products, accordingly research and development revenues declined from $2.5 million, or 6.6% of total revenues in 1999, to $1.6 million, or 1.8% of total revenues in 2000, and $1.7 million, or 3.2% of total revenues for the year 2001.

We recognize revenues when a product is shipped or when a service is performed. We typically provide customers with a twelve month warranty from the date of sale for our products. Based upon historical experience and anticipated results, we account for estimated sales returns and warranty reserves in the period the sale is made. We recognize revenues from long-term research and development contracts on the percentage-of-completion method of accounting as work is performed, based upon the ratio of costs or hours already incurred to the estimated total cost of completion or hours of work to be performed. Revenue recognized at any point in time is limited to amounts earned under milestones included in contracts, if such provisions exist. We account for product development and research contracts that have established prices for distinct phases as if each phase were a separate contract. We classify amounts earned on contracts in progress that are in excess of amounts billed as unbilled receivables and we classify amounts received in excess of amounts earned as unearned revenues. We bill unbilled receivables based on dates specified in the related agreement or in periodic installments based upon our invoicing cycle. We recognize the entire amount of an estimated ultimate loss in our financial statements at the time the loss on a contract becomes known.

Results of Operations

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Revenues.    Our total revenues for 2001 were $51.9 million compared to $92.6 million in 2000, a decrease of approximately $40.7 million or 43.9%. Our product revenues for 2001 were $50.3 million compared to $91.0 million for the 2000, a decrease of approximately $40.7 million or 44.7%. For 2001, III-V product sales and CyberDisplay product sales were $28.1 million and $22.2 million, respectively, versus $72.0 million and $18.9 million, respectively, for 2000. The decrease in III-V product revenues in 2001 compared to 2000 resulted from a decline in demand from customers who buy our HBT transistor wafers for integration into components used in wireless handsets. The decline in demand was the result of worldwide inventory accumulation in the supply chain of wireless and fiber optic communications products and related components. In addition, industry analysts believe there will be a slowing of worldwide sales growth rates of wireless and fiber optic communications products when compared to growth rates in 2000. Research and development revenues for 2001 were $1.7 million, compared to $1.6 million in 2000.

Cost of Product Revenues.    Cost of product revenues, which is comprised of materials, labor and manufacturing overhead related to our products, was $62.4 million for 2001 compared to $66.2 million in 2000, a decrease of approximately $3.8 million or 5.7%. Cost of goods sold as a percent of sales for 2001 and 2000 were

124.1% and 72.8%, respectively. The increase in cost of product revenues as a percentage of sales is a result of the fixed cost nature of our business whereby expenses did not decline at the same rate as the decline in sales, particularly III-V product sales and related expenses, and, a change in the sale mix between III-V products and CyberDisplay products. In 2000, 79.2% of sales were III-V products versus 55.9% in 2001. CyberDisplay products had and are expected to continue to have lower gross margins than III-V products have historically had.

Research and Development.    Research and development expenses are incurred in support of internal III-V and display product development programs or programs funded by agencies of the U.S. government, and commercial partners. Research and development costs include staffing, purchases of materials and laboratory supplies, circuit design costs, fabrication and packaging of display products, and overhead. Funded research and development expenses were $2.4 million for 2001 compared to $1.2 million in 2000, an increase of $1.2 million.

Internal research and development expenses were $12.9 million for 2001 compared to $13.8 million in 2000, a decrease of $900,000. While internal research and development expenses in 2001 did decrease when compared to 2000, expenses in 2000 included $7.4 million in charges incurred in connection with the acquisition of Super Epitaxial Products, in October 2000. We determined the amount of the SEP purchase price to be allocated to in-process research and development based on an independent appraisal of certain intangible assets of SEP which indicated that approximately $5.3 million of the acquired intangibles of SEP consisted of in-process research and development that had not yet reached technological feasibility and had no alternative future uses. The amount of the charge taken was based on the expected future discounted cash flows from each product under development, adjusted for the level of completion at the date of acquisition. We also expensed $2.1 million, which consisted primarily of bonuses paid to SEP employees as an inducement to remain with the company following the closing of the acquisition. We continue to invest resources to complete the projects acquired from SEP, although this expense was not a significant portion of total Research and Development expense in 2001. Excluding the $7.4 million charge in 2000, internal research and development costs increased from $6.4 million in 2000 to $12.9 million in 2001, primarily from development of III-V products.

Selling, General and Administrative.    Selling, general and administrative expenses consist of the expenses incurred by our sales and marketing personnel and related expenses, and administrative and general corporate expenses. Selling, general and administrative expenses were $15.2 million for 2001 compared to $9.9 million in 2000, an increase of $5.3 million, or 53.6%. The year to year increase in selling, general and administrative expenses was primarily due to an increase in goodwill amortization of $1.8 million, resulting from the purchase of Super Epitaxial, Inc. in October, 2000, bad debt expense of $1.0 million, and legal and patent maintenance of $2.3 million. In addition, selling, general and administrative expenses include non-cash charges for compensation expense of $55,015 and $55,020 for each of the years 2001 and 2000 respectively, relating to the issuance of certain stock options.

We have completed the transfer of technology from our Columbia, Maryland facility to our Taunton, Massachusetts facility and as such are closing the Columbia, Maryland facility in 2002. Charges in 2001 for the estimated remaining lease payments under the lease of this facility of $200,000 and the writedown of the unamortized cost of Equipment and Improvements at this facility of $1.8 million has been recorded in the accompanying financial statements.

Impairment Charge.    As a result of the decline in our revenues during the second quarter of 2001, we assessed the recoverability of certain equipment used in our manufacturing operations. This equipment consisted primarily of manufacturing machines used in our III-V business. Because of softened current demand for our HBT wafer products, the machines in question were currently not used in the manufacturing operations. Based on forecasts developed by us, we do not believe these machines will be placed back into service in the foreseeable future; we anticipate these machines will be replaced by newer, more efficient equipment before demand will recover. As a result of this analysis, and other analyses pertaining to the impact of the change in business conditions, we recorded a charge of $5.3 million in the second quarter representing the remaining unamortized cost of the identified equipment and other costs.

Other.    Other expenses, primarily amortization of patents and licenses, were $771,000 for 2001 compared to $534,000 in 2000.

Other Income, Net.    Other income, net was $24.8 million for the year ended December 31, 2001 compared to $5.6 million in 2000. During the second quarter of this fiscal year, we exchanged our 20% interest in Kendin Communications, Inc. (Kendin) for shares of Micrel Incorporated (Micrel) as part of Micrel’s acquisition of Kendin. Our holdings in Kendin had been accounted for using the equity method and had a carrying value of $3.2 million at December 31, 2000. We recorded a net gain of $24.6 million as a result of this exchange and a $4 million write-down of certain investments in semiconductor companies due to a more than temporary decline in their value. During the third quarter of 2001, we sold a portion of the Micrel shares for $6.5 million, which had a cost basis of $5.9 million, and recognized a $700,000 gain included in Other Income, Net. We also marked to market value our remaining investment in Micrel, classified as an available-for-sale security, which resulted in an unrealized loss of $2.4 million. This unrealized loss was recorded as a component of Accumulated Other Comprehensive Income (Loss) in Stockholders’ Equity.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

Revenues.    Our total revenues for 2000 were $92.6 million compared to $38.7 million in 1999, an increase of approximately $53.9 million or 139.3%. Our product revenues for 2000 were $91.0 million compared to $36.1 million for 1999, an increase of approximately $54.9 million or 152.1%. This increase in product revenues was primarily due to an increase in sales of our III-V products as well as our CyberDisplay products in 2000 compared to 1999. For 2000, III-V product sales and CyberDisplay product sales were $72.1 million and $18.9 million, respectively, versus $31.5 million and $4.6 million, respectively, for 1999. Research and development revenues for 2000 were $1.6 million, compared to $2.5 million in 1999, a decrease of $.9 million, or 36.0%. Research and development revenues declined primarily due to the expirations of multi-year contracts with the U.S. government.

Cost of Product Revenues.    Cost of product revenues was $66.2 million for 2000 compared to $26.3 million in 1999, an increase of approximately $39.9 million or 151.7%. Cost of goods sold increased as a result of increased product sales. Cost of goods sold as a percent of sales for 2000 and 1999 were 72.8% and 72.7%, respectively.

Research and Development.    Funded research and development expenses were $1.2 million for 2000 compared to $2.9 million in 1999, a decrease of $1.7 million, or 58.6 % due to reduced expenses caused by the expiration of multi-year contracts with agencies of the U.S. government. Internal research and development expenses were $13.8 million for 2000 compared to $4.3 million in 1999, an increase of $9.5 million, or 220.9%. Internal research and development expense in 2000 includes $7.4 million in charges incurred in connection with the acquisition of Super Epitaxial Products, Inc. in October 2000. We also expensed $2.1 million, which consisted primarily of bonuses paid to SEP employees as an inducement to remain with the company following the closing of the acquisition.

Selling, General and Administrative.    Selling, general and administrative expenses were $9.9 million for 2000 compared to $5.8 million in 1999, an increase of $4.1 million, or 70.7%. The increase in selling, general and administrative expenses was primarily due to increases in sales and marketing travel expenses and headcount in procurement, management information and accounting staffs. In addition, selling, general and administrative expenses include non-cash charges for compensation expense of $55,020 for each of the years 2000 and 1999, relating to the issuance of certain stock options.

Other.    Other expenses, primarily amortization of patents and licenses, were $534,000 for 2000 compared to $366,079 in 1999.

Other Income, Net.    Other income, net was $5.6 million for 2000 compared to $1.7 million in 1999. Interest income earned during the 2000 increased $5.0 million compared to 1999 due to higher cash balances for a full year resulting from the October 1999 equity placement and higher interest rates.

Liquidity and Capital Resources

We have financed our operations primarily through public and private placements of our equity securities, research and development contract revenues, and sales of our III-V products. In November 2001 we filed a registration statement using a “shelf” registration process that we may, from time to time, offer shares of common stock or debt securities, the aggregate total of which will not exceed $150,000,000. As of December 31, 2001 we have issued 3,000,000 shares, taking this down by $42,000,000. We believe our available cash resources will support our operations and capital needs for at least the next twelve months.

As of December 31, 2001, we had cash and equivalents and marketable securities of $104.4 million and working capital of $106.4 million compared to $73.2 million and $88.3 million, respectively, as of December 31, 2000. The increase in cash and equivalents and marketable securities was the net result of $2.5 million of cash used in operations, capital and investment expenditures of $7.0 million, and principal payments on long-term obligations of $2.25 million, offset by $38.3 million of net proceeds from the issuance of 3,000,000 shares of our common stock in November 2001 and proceeds from the exercise of stock options of $4.6 million.

We periodically enter into long-term debt arrangements to finance equipment purchases and other activities. As of December 31, 2001, we had no debt obligations.

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

We lease facilities located in Taunton and Westborough, Massachusetts, Columbia, Maryland and Los Gatos, California, under non-cancelable operating leases. The Taunton leases expire through 2010. The Westborough lease expires in 2003, with renewable options for up to two additional years at our election. The Los Gatos lease covers a five year period terminating in October 2002. The Maryland lease expires in 2005.

We expect to expend approximately $7.0 million on capital expenditures over the next twelve months, primarily for the acquisition of equipment relating to the production of our III-V products and the manufacturing, packaging and testing of CyberDisplay products.

As of December 31, 2001, we had tax loss carryforwards of approximately $70.0 million, which may be used to offset future federal taxable income through 2017.

Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) has issued Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, which is effective for fiscal years commencing after June 15, 2000. SFAS No. 133 requires fair value accounting for all stand-alone derivatives and many derivatives embedded in other financial instruments and contracts. The impact to us of SFAS 133 was not material to financial position or results of operations.

In July 2001, the FASB issued SFAS No. 141, Business Combinations. SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. SFAS No. 141 has not had an impact on the Company’s financial results.

Also in July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, which is effective January 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization.

In August, 2001, the FASB released SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which is effective in 2002. SFAS No. 144 establishes standards for accounting for impairment of long-lived assets used by an entity or held for sale, and provides guidance on developing estimates of cash flows and fair values used in measuring impairments.

We have not yet completed our evaluation of the impact the adoption of SFAS Nos. 142 and 144 will have on our financial statements.

Seasonality

Our business has not historically been seasonal in nature because the markets we sell into have been growing. However, we would expect that as the markets we sell into mature, our third quarter would be our strongest sales quarter and our first quarter would be our lowest sales quarter.

Inflation

We do not believe our operations have been materially affected by inflationary forces.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

We invest our excess cash in high quality government and corporate financial instruments which generally bear minimal risk. We believe that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations, and cash flows should not be material. We sell our products to customers worldwide. We maintain a reserve of $1,350,000, or 2.6% of revenue for potential credit losses and such losses have been minimal. We are exposed to changes in foreign currency exchange primarily through our translation of our foreign subsidiary’s financial position, results of operations, and cash flows and the sale of our CyberDisplay products to customers in Asia. Currency rate changes have not had a significant impact on operations to date, and had foreign currency rates changed by 10% during any period presented, the impact would not have been material to the consolidated financial statements.

RISK FACTORS

This Form 10-K report contains forward-looking statements within the meaning of the securities laws that are based on current expectations, estimates, forecasts and projections about the industries in which Kopin operates, management’s beliefs, and assumptions made by management. In addition, other written or oral statements which constitute forward-looking statements may be made by or on behalf of Kopin. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “could”, “seeks”, “estimates”, variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements, whether as a result of new information, future events or otherwise. Factors that could cause or contribute to such differences in outcomes and results, include, but are not limited to, those discussed below.

We have experienced a history of losses and have a significant accumulated deficit.    Since inception, we have incurred significant net operating losses. As of December 31, 2001 we had an accumulated deficit of $86.9 million (excluding a $13.7 million net gain on our investments). We cannot assure you that we will achieve profitability in the future.

Our revenue and cash flow could be negatively affected by the loss of any of the few customers who account for a substantial portion of our revenues.    Historically, a few customers account for a substantial portion of our revenues. Sales of our HBT transistor wafers to Conexant Systems accounted for approximately 22%, 46%, and 49% of our total revenues for the years ended December 31, 2001, 2000, and 1999, respectively. Sales to Mitsubishi Electric Company, Ltd. were 11% and 13% of our total revenues for the years ended December 31, 2000 and 1999, respectively. For the years ended December 31, 2001, 2000 and 1999, revenues from multiple contracts with various U.S. governmental agencies accounted for approximately 3%, 2%, and 7%, respectively, of our total revenues. We anticipate that sales of our HBT transistor wafers to Conexant will continue to represent a significant portion of our revenues for the near future; however, Conexant has recently announced various downturns related to its business, including lower than expected revenues and expense reduction initiatives such as reductions in its workforce and temporary plant shut downs. A continued reduction or delay in orders from Conexant or any of our other significant customers would materially reduce our revenue and cash flow and adversely affect our ability to achieve and maintain profitability.

If we are unable to significantly increase our CyberDisplay production capacity and reduce our CyberDisplay production costs, our business will suffer.    Our CyberDisplay product line currently has significant fixed costs and our ability to achieve profitability in that product line depends upon achieving significant sales volumes and higher gross profit margins. We have limited experience manufacturing display products and we have not yet produced our CyberDisplay products at volumes necessary to achieve profitability. If we are unable to successfully increase our CyberDisplay production capacity and reduce manufacturing costs, we may lose customer orders and our display business will remain unprofitable.

Our CyberDisplay products may not be widely accepted by the market.    Our success will in large part depend on the widespread adoption of the viewing format of our CyberDisplay products. Our success also depends upon the widespread consumer acceptance of our customers’ products. Potential customers may be reluctant to adopt our CyberDisplay products because of concerns surrounding perceived risks relating to:

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

Our success depends on the continued growth and evolution of the wireless and fiber optic communications markets.    Sales of products for wireless and fiber optic communications applications constitute a significant portion of our current and projected product revenues and cash flows. We are dependent on customer orders for these products for wireless and fiber optic communications applications, which in turn depend upon the current and anticipated market demand for wireless and fiber optic communications in general. For the year ended December 31, 2001, product revenues from the sale of our III-V products declined compared to the prior year as a result of worldwide inventory accumulation in the supply chain of wireless and fiber optic communications products and related components. The deferral or cancellation of customer orders due to excessive inventory or lack of demand will adversely impact our results of operations.

In addition, the implementation of higher bandwidth infrastructure will be needed to drive the development of the next generation of wireless communications services. These developments include data oriented services, such as Internet browsing capabilities and the ability to view e-mail and other information that should increase the demand for our products. Our future success will depend in large part on the widespread adoption of this infrastructure and the cost-effectiveness of these services to the consumer.

We generally do not have long-term contracts with our customers, which makes forecasting our revenues and operating results difficult.    We generally do not enter into agreements with our customers obligating them to purchase our products. Our business is characterized by short-term purchase orders and shipment schedules and we generally permit orders to be canceled or rescheduled without significant penalty. As a result, our customers may cease purchasing our products at any time, which makes forecasting our revenues difficult. In addition, due to the absence of substantial noncancellable backlog, we typically plan our production and inventory levels based on internal forecasts of customer demand, which are highly unpredictable and can fluctuate substantially. Our operating results are difficult to forecast because we are continuing to invest in capital equipment and increasing our operating expenses for new product development. If we fail to accurately forecast our revenues and operating results, our business may not be successful and the value of your investment in Kopin may decline.

Potential fluctuations in operating results make financial forecasting difficult and could adversely affect the price of our common stock.    Our quarterly and annual revenues and operating results may fluctuate significantly for several reasons including:

•	The timing and successful introduction of additional manufacturing capacity;

•	The timing of the initial selection of our III-V and CyberDisplay products as a component in our customers’ new products;

•	Market acceptance of our and our customers’ products;

•	Competitive pressures on selling prices of our products;

•	The timing and cancellation of customer orders;

•	Our ability to introduce new products and technologies on a timely basis;

•	Our ability to successfully reduce costs; and

•	The cancellation of U.S. government contracts.

We typically plan our production and inventory levels based on internal forecasts of customer demand, which are highly unpredictable and can fluctuate substantially. Our operating results are difficult to forecast because we are continuing to invest in capital equipment and increasing our operating expenses for new product development.

As a result of these and other factors, you should not rely on our revenues and our operating results for any one quarter or year as an indication of our future revenues or operating results. If our quarterly revenues or results of operations fall below expectations of investors or public market analysts, the price of our common stock could fall substantially.

Disruptions of our production of our III-V products would adversely affect our operating results.    If we were to experience any significant disruption in the operation of our facilities, we would be unable to supply III-V products to our customers. Our manufacturing processes are highly complex and customer specifications are extremely precise. We periodically modify our processes in an effort to improve yields and product performance and to meet particular customer requirements. We intend to broaden our volume production capabilities of Indium Phosphide HBT transistor wafers and other semiconductor materials, but we have limited experience in manufacturing Indium Phosphide HBT transistor wafers and other semiconductor materials in commercial quantities. Process changes or other problems that occur in the complex manufacturing process can result in interruptions in production or significantly reduced yields. Additionally, as we introduce new equipment into our manufacturing processes, our III-V products could be subject to especially wide variations in manufacturing yields and efficiency. We may experience manufacturing problems that would result in delays in product introduction and delivery or yield fluctuations. We are also subject to the risks associated with the shortage of raw materials used in the manufacture of our products.

Our ability to manufacture and distribute our CyberDisplay products would be severely limited if the third party that we rely on to manufacture integrated circuits for our CyberDisplay products fails to provide those services.    We depend on United Microelectronics Corporation, or UMC, for the fabrication of integrated circuits for our CyberDisplay products. We have no long-term contracts with UMC. If UMC were to terminate its arrangement with us or become unable to provide the required capacity and quality on a timely basis, we would be able to manufacture and ship our CyberDisplay products only in limited quantities until replacement foundry services could be obtained. Furthermore, we cannot assure you that we would be able to establish alternative manufacturing and packaging relationships on acceptable terms.

Our reliance on UMC involves certain risks, including:

•	The lack of control over production capacity and delivery schedules;

•	Limited control over quality assurance, manufacturing yields and production costs; and

•	The risks associated with international commerce, including unexpected changes in legal and regulatory requirements, changes in tariffs and trade policies and political and economic instability.

UMC, as well as several other third parties with which we do business, is located in Taiwan. Due to the earthquake that occurred in Taiwan in 1999 and the typhoon that occurred in Taiwan in September 2001, many Taiwanese companies, including UMC, experienced related business interruptions. UMC has resumed normal operations; however, our business could suffer significantly if UMC’s operations were disrupted again for an extended period of time.

We depend on third parties to provide integrated circuit chip sets and other critical raw materials for use with our CyberDisplay products.    We do not manufacture the integrated circuit chip sets necessary for use with our CyberDisplay products. Instead, we rely on third party independent contractors for these integrated circuit chip sets and other critical raw materials. Motorola currently produces all integrated circuit chip sets used with our CyberDisplay products in camcorders. If Motorola or any other third party were unable or unwilling to supply these integrated circuit chip sets and other critical raw materials, we would be unable to sell our CyberDisplay products until a replacement supplier could be found. We cannot assure you that a replacement supplier could be found on reasonable terms or in a timely manner. In the three month period ended September 30, 2000, two of our vendors could not supply the quantity or quality of critical raw materials we needed. As a result, we were unable to meet customer demand and our manufacturing yield and gross margins were adversely affected. Any interruption in our ability to manufacture and distribute our CyberDisplay products could cause our display business to be unsuccessful and the value of your investment in Kopin may decline.

We may not be able to operate multiple manufacturing facilities successfully.    A critical part of our business strategy is the expansion of our production capacity both internally and using third party manufacturers. We are establishing a second internal facility to manufacture our III-V products. We also are increasing our CyberDisplay product manufacturing capabilities at our Korean subsidiary, Kowon Technology. In particular, we expect to increasingly rely upon Kowon for back-end packaging of our CyberDisplay products. If we are unable to significantly increase our manufacturing capacity at Kowon, we may be able to manufacture and ship our CyberDisplay products only in limited quantities until replacement foundry services could be obtained.

We are also considering the establishment of additional internal and third party manufacturing capabilities to produce both our III-V and CyberDisplay products. To date, we have operated only one facility for our III-V product line.

Our ability to successfully operate additional manufacturing sites will depend on a number of factors including:

•	The identification and availability of appropriate and affordable sites;

•	The management of facility construction and development timing and costs;

•	The transfer of our manufacturing techniques to additional sites, particularly Kowon;

•	The establishment of adequate management and information systems and financial controls; and

•	The adaptation of our complex manufacturing process in our additional sites.

Additionally, we cannot be sure that any new manufacturing facilities will have operating results similar to those of our current facilities. Any failure to effectively implement our expansion strategy would adversely impact our ability to grow our business.

Increased competition may result in decreased demand or prices for our products.    Competition in the markets for our products is intense and we may not be able to compete successfully. We compete with several companies primarily engaged in the business of designing, manufacturing and selling integrated circuits or alternative display technologies, as well as the supply of other discrete products. Our competitors could develop new process technologies that may be superior to ours, including technologies that target markets in which our products are sold. Many of our existing and potential competitors have strong market positions, considerable internal manufacturing capacity, established intellectual property rights and substantial technological capabilities. Furthermore, they also have greater financial, technical, manufacturing, marketing and personnel resources than we do, and we may not be able to compete successfully with them.

In addition, many of our existing and potential customers manufacture or assemble wireless communications devices and have substantial in-house technological capabilities and substantially greater resources than we do. We may not be able to sell our products to these customers and they may begin to commercialize their internal capabilities and become our competitors. If one of our large customers establishes internal design and manufacturing capabilities, it could have an adverse effect on our operating results.

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

We may not be successful in protecting our intellectual property and proprietary rights.    Our success depends in part on our ability to protect our intellectual property and proprietary rights. We have obtained certain domestic and foreign patents and we intend to continue to seek patents on our inventions when appropriate. We also attempt to protect our proprietary information with contractual arrangements and under trade secret laws. Our employees and consultants generally enter into agreements containing provisions with respect to confidentiality and the assignment of rights to inventions made by them while in our employ. These measures may not adequately protect our intellectual and proprietary rights. Existing trade secret, trademark and copyright laws afford only limited protection and our patents could be invalidated or circumvented. Moreover, the laws of certain foreign countries in which our products are or may be manufactured or sold may not fully protect our intellectual property rights. Misappropriation of our technology and the costs of defending our intellectual property rights from misappropriation could substantially impair our business. If we are unable to protect our intellectual property and proprietary rights, our business may not be successful and the value of your investment in Kopin may decline.

Our products could infringe on the intellectual property rights of others.    Our products could be found to infringe on the intellectual property rights of others. Other companies may hold or obtain patents or inventions or other proprietary rights in technology necessary for our business. If we are forced to defend against against infringement claims, we may face costly litigation, diversion of technical and management personnel, and product shipment delays, even if the allegations of infringement are unwarranted. If there is a successful claim of infringement against us and we are unable to develop non-infringing technology or license the infringed or similar technology on a timely basis, or if we are required to cease using one or more of our business or product names due to a successful trademark infringement claim against us, it could adversely affect our business.

Our business could suffer if we lose the services of, or fail to attract, key personnel.    In order to continue to provide quality products in our rapidly changing business, we believe it is important to retain personnel with experience and expertise relevant to our business. Our success depends in large part upon a number of key management and technical employees. The loss of the services of one or more key employees, including John C.C. Fan, our President and Chief Executive Officer, could seriously impede our success. We do not maintain any “key-man” insurance policies on Dr. Fan or any other employees. In addition, due to the level of technical and marketing expertise necessary to support our existing and new customers, our success will depend upon our ability to attract and retain highly skilled management, technical, and sales and marketing personnel. Competition for highly skilled personnel is intense and there may be only a limited number of persons with the requisite skills to serve in these positions. Due to lower III-V product revenues resulting from the current slowdown in the market for wireless and fiber optic communications products, we have taken certain cost reduction measures, including reducing our workforce, reducing senior management pay and delaying salary increases. If the wireless and fiber optic communications markets experience an upturn, we may need to increase our workforce. Due to the competitive nature of the labor markets in which we operate, we may be unsuccessful in attracting and retaining these personnel. Our inability to attract and retain key personnel could adversely affect our ability to develop and manufacture our products.

We may be unable to grow at our historical growth rates or at all, and if we grow we may be unable to manage our growth effectively.    In 1999 and 2000, we experienced significant growth in sales of our III-V and CyberDisplay products. Due to the current slowdown in the wireless and fiber optic communications markets and other general economic conditions, we did not experience increased sales in 2001. We cannot assure you that sales will not continue to decrease. In addition, we cannot assure you that our systems, procedures, controls and existing and planned space will be adequate to support our future operations. As a result of these concerns, we cannot be sure that we will grow, or, if we do grow, that we will be able to achieve our historical growth rate.

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

We may incur significant liabilities if we fail to comply with stringent environmental regulations or if we did not comply with these regulations in the past.    We are subject to a variety of federal, state and local governmental regulations related to the use, storage, discharge and disposal of toxic or otherwise hazardous chemicals used in our manufacturing process. Although we believe our activities conform to environmental regulations, the failure to comply with present or future regulations could result in fines being imposed on us, suspension of production, or, a cessation of operations. We cannot assure you that we have not, in the past, violated applicable laws or regulations which could result in required remediation or other liabilities.

You should not expect to receive dividends from us.    We have not paid cash dividends in the past, nor do we expect to pay cash dividends for the foreseeable future. We anticipate that earnings, if any, will be retained for the development of our businesses.

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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

Part III

Item 10.    Directors and Executive Officers of the Registrant

(a)  Directors.    The information with respect to directors required by this item is incorporated herein by reference from our Proxy Statement relating to our Annual Meeting of Shareholders to be held on April 25, 2002 (the “Proxy Statement”).

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

(3)  Exhibits

3.1	Amended and Restated Certificate of Incorporation	(2)

3.2	Amendment to Certificate of Incorporation	(16)

3.3	Amendment to Certificate of Incorporation	(16)

3.4	Amended and Restated By-laws	(2)

4	Specimen Certificate of Common Stock	(1)

10.1	Form of Employee Agreement with Respect to Inventions and Proprietary Information	(1)

10.2	1985 Incentive Stock Option Plan, as amended	(1)

10.3	Amended and Restated 1992 Stock Option Plan	(2)

10.4	1992 Stock Option Plan Amendment	(16)

10.5	1992 Stock Option Plan Amendment	(17)

10.6	2001 Equity Incentive Plan	(18)

10.7	2001 Supplemental Equity Incentive Plan	(17)

10.8	Form of Key Employee Stock Purchase Agreement	(1)

10.9	License Agreement by and between the Company and Massachusetts Institute of Technology dated April 22, 1985, as amended	(1)

10.10	Technology and Business Development Agreement, dated as of November 6, 1992 by and between the Company and Rockwell International Corporation (confidential portions on file with the Commission)	(2)

10.11	Facility Lease, by and between the Company and Massachusetts Technology Park Corporation dated October 15, 1993	(3)

10.12	Master Sublease—Purchase Agreement, by and between the Company and Massachusetts Industrial Finance Agency dated June 23, 1994	(4)

10.13	Contract by and between the Company and the Advanced Research Projects Agency dated May 25, 1994 (confidential portions on file with the Commission)	(4)

10.14	Joint Agreement by and between the Company and Philips Consumer Electronics Company, Division of Philips Electronics North America Corporation dated July 25, 1994 (confidential portions on file with the Commission)	(5)

10.15	Cross License and Supply Agreement, by and between the Company and Philips Electronics North America Corporation dated June 18, 1994(confidential portions on file with the Commission)	(5)

10.16	Securities Purchase Agreement, by and between the Company and GMT Microelectronics Corporation, dated January 6, 1995 (confidential portions on file with the Commission)	(7)

10.17	Contract by and between the Company and the United States Department of Commerce dated April 25,1995	(9)

10.18	Cooperative Research and Development Agreement, by and between the Company and Massachusetts Institute of Technology Lincoln Laboratory dated June 21, 1995 (confidential portions on file with the Commission)	(9)

10.19	Stock Purchase Agreement, by and between the Company and Telecom Holding Co., Ltd. dated November 24, 1995	(10)

10.20	Letter Agreement, by and between the Company and Telecom Holding Co., Ltd. dated November 24, 1995	(10)

10.21	Stock Purchase Agreement, by and between the Company and United Microelectronics Corporation dated November 29, 1995	(9)

10.22	Stock Purchase Agreement, by and between the Company and Unipac Optoelectronics Corporation dated November 29, 1995	(9)

10.23	Letter Agreement, by and between the Company and United Microelectronics Corporation dated November 29, 1995 (confidential portions on file with the Commission)	(9)

10.24	Amendment Agreement, by and between the Company and Rockwell International Corporation dated September 29, 1995	(9)

10.25	Securities Purchase Agreement, by and between the Company and Unitek Semiconductor, Inc. dated January 26, 1996	(11)

10.26	Chattel Leasing Promissory Note, by and between the Company and BancBoston Leasing dated January 29, 1996	(11)

10.27	Master lease agreement, by and between the Company and BancBoston Leasing dated December 23, 1996	(13)

10.28	Joint Venture Agreement, by and among the Company, Kowon Technology Co., Ltd., and Korean Investors, dated as of March 3, 1998	(15)

10.29	Amended and Restated Employment Agreement between the Company and Dr. John C.C. Fan, dated as of February 20, 2000	(16)

21.1	Subsidiaries of Kopin Corporation

23.1	Consent of Deloitte & Touche LLP, Independent Auditors of the Company

(1)	Filed as an exhibit to Registration Statement on Form S-1, File No. 33-45853, and incorporated herein by reference.
(2)	Filed as an exhibit to Registration Statement on Form S-1, File No. 33-57450, and incorporated herein by reference.
(3)	Filed as an exhibit to Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference.
(4)	Filed as an exhibit to Quarterly Report on Form 10-Q for the quarterly period ended July 2, 1994 and incorporated herein by reference.
(5)	Filed as an exhibit to Quarterly Report on Form 10-Q for the quarterly period ended October 1, 1994 and incorporated herein by reference.
(6)	Filed as an exhibit to Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference.
(7)	Filed as an exhibit to Quarterly Report on Form 10-Q for the quarterly period ended April 1, 1995 and incorporated herein by reference.
(8)	Filed as an exhibit to Quarterly Report on Form 10-Q for the quarterly period ended July 1, 1995 and incorporated herein by reference.
(9)	Filed as an exhibit to Annual Report on Form 10-K for the fiscal year ended December 31, 1995 and incorporated herein by reference.
(10)	Filed as an exhibit to Schedule 13D for Telecom Holding, Co., Ltd. filed on October 10, 1995 and incorporated herein by reference.
(11)	Filed as an exhibit to Quarterly Report on Form 10-Q for the quarterly period ended March 30, 1996 and incorporated herein by reference.
(12)	Filed as an exhibit to Quarterly Report on Form 10-Q for the quarterly period ended June 29, 1996 and incorporated herein by reference.
(13)	Filed as an exhibit to Annual Report on Form 10-K for the fiscal year ended December 31, 1996 and incorporated herein by reference.
(14)	Filed as an appendix to Proxy Statement filed on April 10, 1997 and incorporated herein by reference.
(15)	Filed as an exhibit to Annual Report on Form 10-Q for the quarterly period ended June 27, 1998 and incorporated herein by reference.
(16)	Filed as an exhibit to Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2000 and incorporated herein by reference.
(17)	Filed as an exhibit to Registration Statement on Form S-8 and incorporated herein by reference.
(18)	Filed as an appendix to Proxy Statement filed on April 20, 2001 and incorporated herein by reference.

(b)  Reports on Form 8-K:

Filed on Form 8-K on March 7, 2001 and March 9, 2001 and incorporated herein by reference, we filed a report containing our press release dated February 15, 2001 relating to our financial results for the fourth quarter and year ended December 31, 2000.

Filed on Form 8-K on October 4, 2001 and incorporated herein by reference, we filed a report containing our press release dated September 25, 2001 relating to our expected financial results for the third quarter September 30, 2001.

Filed on Form 8-K on November 14, 2001 and incorporated herein by reference, we filed a report containing the Securities and Exchange Commission’s declaration of effectiveness our shelf Registration Statement to issue up to an aggregate of $150,000,000 of common stock and debt securities, and our press release dated November 14, 2001 announcing the sale of 3,000,000 shares of our common stock, $.01 par value per share, to Credit Suisse First Boston Corporation pursuant to the Registration Statement and an Underwriting Agreement. We also reported the signing of a letter of intent relating to a purchase of approximately 51% of the capital stock of a manufacturer of optoelectronic products for approximately $18.6 million.

KOPIN CORPORATION

INDEPENDENT AUDITORS’ REPORT

Board of Directors and Stockholders
Kopin Corporation
Taunton, Massachusetts

We have audited the accompanying consolidated balance sheets of Kopin Corporation and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a) (2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Kopin Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/    DELOITTE & TOUCHE LLP

Deloitte & Touche LLP
Boston, Massachusetts
February 14, 2002

KOPIN CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2001	2000
ASSETS
Current assets:
Cash and equivalents	$74,425,853	$13,332,973
Marketable securities, at fair value	30,009,300	59,847,124
Accounts receivable, net of allowance of $1,350,000 and $450,000
Billed	7,210,570	14,365,808
Unbilled	33,975	467,540
Inventory	8,713,740	5,711,617
Refundable taxes	195,664	5,505,000
Prepaid expenses and other current assets	3,573,736	4,336,724

Total current assets	124,162,838	103,566,786
Equipment and improvements:
Land	727,081	758,393
Buildings	1,744,151	1,749,589
Equipment	54,052,463	48,598,638
Leasehold improvements	13,515,758	2,410,651
Furniture and fixtures	570,603	515,750
Equipment under construction	1,237,053	19,993,112

	71,847,109	74,026,133
Accumulated depreciation and amortization	31,033,869	24,935,045

	40,813,240	49,091,088
Other assets	24,943,792	15,521,801
Goodwill, net	12,582,383	14,748,366
Intangible assets, net	1,146,716	1,562,629

Total assets	$203,648,969	$184,490,670

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,040,426	$9,892,554
Accrued payroll and expenses	861,733	1,398,353
Other accrued liabilities	4,829,868	2,938,434
Current portion of long-term obligations	—	1,000,000

Total current liabilities	17,732,027	15,229,341
Long-term obligations, less current portion	—	1,250,000
Minority interest	1,585,980	1,234,764
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $.01 per share: Authorized, 3,000 shares; none issued	—	—
Common stock, par value $.01 per share: Authorized, 120,000,000 shares; issued, 69,045,532 shares in 2001 and 64,681,116 shares in 2000	690,455	646,811
Additional paid-in capital	259,141,718	216,274,520
Deferred compensation	—	(55,015)
Accumulated other comprehensive income (loss)	(2,369,677)	328,395
Accumulated Deficit	(73,131,534)	(50,418,146)

Total stockholders’ equity	184,330,962	166,776,565

Total liabilities and stockholders’ equity	$203,648,969	$184,490,670

See notes to consolidated financial statements

KOPIN CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2001	2000	1999
Revenues:
Product revenues	$50,256,711	$90,962,844	$36,125,822
Research and development revenues	1,663,610	1,635,461	2,536,188

	51,920,321	92,598,305	38,662,010
Expenses:
Cost of product revenues	62,368,663	66,183,949	26,280,390
Research and development-funded programs	2,380,712	1,216,881	2,858,233
Research and development-internal	12,890,983	13,834,915	4,262,235
Selling, general, and administrative	15,245,176	9,927,728	5,757,288
Other	771,387	533,873	366,079
Impairment charge	5,341,784	—	—

	98,998,705	91,697,346	39,524,225

Income (loss) from operations	(47,078,384)	900,959	(862,215)
Other income and expense:
Interest and other income	25,733,103	6,019,334	2,133,613
Interest and other expense	(974,476)	(453,075)	(405,972)

Income (loss) before minority interest	(22,319,757)	6,467,218	865,426
Minority interest in income of subsidiary	(393,631)	(173,834)	(90,157)

Net income (loss)	$(22,713,388)	$6,293,384	$775,269

Net income (loss) per share:
Basic	$(.34)	$.10	$0.01

Diluted	$(.34)	$.09	$0.01

Weighted average number of common shares outstanding:
Basic	65,946,964	62,975,715	51,763,034

Diluted	65,946,964	67,727,513	56,321,914

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years ended December 31,
	2001	2000	1999
Net income (loss)	$(22,713,388)	$6,293,384	$775,269
Foreign currency translation adjustments	(86,900)	(470,333)	98,592
Unrealized gain (loss) on marketable securities, net	(2,611,172)	289,003	(9,679)

Comprehensive income (loss)	$(25,411,460)	$6,112,054	$864,182

See notes to consolidated financial statements

KOPIN CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance, January 1, 1999	49,074,244	$490,742	$108,586,723	$(165,055)	$420,812	$(57,486,799)	$51,846,423
Issuance of common stock, net of issuance costs of $4,902,000	9,200,000	92,000	73,061,802	—	—	—	73,153,802
Repurchase of common stock	(130,720)	(1,307)	(498,693)	—	—	—	(500,000)
Exercise of stock options	2,155,200	21,552	4,626,313	—	—	—	4,647,865
Amortization of compensation relating to grant of stock options	—	—	—	55,020	—	—	55,020
Net unrealized loss on marketable securities	—	—	—	—	(9,679)	—	(9,679)
Foreign currency translation adjustments	—	—	—	—	98,592	—	98,592
Net income	—	—	—	—	—	775,269	775,269

Balance, December 31, 1999	60,298,724	602,987	185,776,145	(110,035)	509,725	(56,711,530)	130,067,292
Issuance of common stock and assumption of obligations under vested stock options, for acquisition	1,680,331	16,803	23,867,624	—	—	—	23,884,427
Exercise of stock options	2,702,061	27,021	6,630,751	—	—	—	6,657,772
Amortization of compensation relating to grant of stock options	—	—	—	55,020	—	—	55,020
Net unrealized gain on marketable securities	—	—	—	—	289,003	—	289,003
Foreign currency translation adjustments	—	—	—	—	(470,333)	—	(470,333)
Net income	—	—	—	—	—	6,293,384	6,293,384

Balance, December 31, 2000	64,681,116	646,811	216,274,520	(55,015)	328,395	(50,418,146)	166,776,565
Issuance of common stock, net of issuance costs of $1,340,563	3,000,000	30,000	38,259,437	—	—	—	38,289,437
Exercise of stock options	1,364,416	13,644	4,607,761	—	—	—	4,621,405
Amortization of compensation relating to grant of stock options	—	—	—	55,015	—	—	55,015
Net unrealized loss on marketable securities	—	—	—	—	(2,611,172)	—	(2,611,172)
Foreign currency translation adjustments	—	—	—	—	(86,900)	—	(86,900)
Net loss	—	—	—	—	—	(22,713,388)	(22,713,388)

Balance, December 31, 2001	69,045,532	$690,455	$259,141,718	$—	$(2,369,677)	$(73,131,534)	$184,330,962

See notes to consolidated financial statements.

KOPIN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2001	2000	1999
Cash flows from operating activities:
Net income (loss)	$(22,713,388)	$6,293,384	$775,269
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	11,200,790	7,311,243	4,093,176
Amortization of compensation relating to grant of stock options	55,015	55,020	55,020
In-process research and development costs	—	5,310,000	—
Impairment charge	5,341,784	—	—
Facility closure charge	1,820,740	—	—
Net gain on investment activity	(13,734,091)	—	—
Minority interest in income of subsidiary	473,281	663,570	90,157
Changes in assets and liabilities:
Accounts receivable	7,543,111	(3,643,395)	(7,526,441)
Inventory	(3,395,011)	435,612	(2,795,274)
Prepaid expenses, refundable taxes and other current assets	7,518,726	(8,207,906)	(903,245)
Accounts payable and accrued expenses	3,406,807	4,637,390	6,291,289

Net cash provided by (used in) operating activities	(2,482,236)	12,854,918	79,951

Cash flows from investing activities:
Marketable securities	29,560,475	(24,738,587)	(27,126,351)
Other assets	220,702	144,984	1,820,540
Investments	212,741	(11,480,280)	—
Intangible assets	—	—	(445,642)
Capital expenditures	(6,997,226)	(33,431,439)	(15,003,438)

Net cash provided by (used in) investing activities	22,996,692	(69,505,322)	(40,754,891)

Cash flows from financing activities:
Net proceeds from issuance of common stock	38,289,437	—	73,153,802
Repurchase of common stock	—	—	(500,000)
Principal payments on long-term obligations	(2,250,000)	(2,459,473)	(1,499,495)
Proceeds from exercise of stock options	4,621,405	6,657,772	4,647,865

Net cash provided by financing activities	40,660,842	4,198,299	75,802,172

Effect of exchange rate changes on cash	(82,418)	(196,770)	47,281

Net increase (decrease) in cash and equivalents	61,092,880	(52,648,875)	35,174,513
Cash and equivalents:
Beginning of period	13,332,973	65,981,848	30,807,335

End of period	$74,425,853	$13,332,973	$65,981,848

Supplementary cash flow information—
Interest paid in cash	$189,185	$421,765	$426,471

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

Reference herein to “2001”, “2000” and “1999” are for and as of the fiscal years ended December 31, 2001, 2000 and 1999.

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

Revenue from long-term research and development contracts is recognized on the percentage-of-completion method of accounting as work is performed, based upon the ratio that incurred costs or hours bear to estimated total completion cost or hours. Revenue recognized at any point in time is limited to amounts earned under milestones included in contracts, if such provisions exist. At the time a loss on a contract becomes known, the entire amount of the estimated ultimate loss is recognized in the financial statements. Amounts earned on contracts in progress in excess of the billings of such contracts are classified as unbilled receivables and amounts received in excess of amounts earned are classified as unearned revenue. Unbilled receivables primarily result from the time necessary to accumulate costs, including costs incurred by subcontractors, for invoice preparation after the work has been performed by us. Unbilled receivables are billed based on dates stipulated in the related agreement or in periodic installments based upon our monthly invoicing cycle.

Research and Development Costs

Research and development expenses include expenses incurred in support of internal development programs and programs funded by agencies of the federal government, including development programs for display devices and products, device wafers, circuit design costs, staffing, purchases of materials and laboratory supplies, and fabrication and packaging of our display products. Research and development costs in 2000 also include $5,342,000 million of in-process research and development costs associated with the acquisition of Super Epitaxial Products, Inc. (SEP) (see note 2) and $2,100,000 million of other costs, principally bonuses paid to SEP employees as an inducement to remain with the Company.

KOPIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash and Equivalents and Marketable Securities

The Company considers all highly liquid, short-term debt instruments with a maturity of three months or less at the date of purchase to be cash equivalents.

Marketable securities consist primarily of commercial paper, medium-term notes, and United States government and agency securities. The Company classifies marketable securities included in Current Assets as “available for sale” and accordingly carry them at market value. Marketable equity securities included in Other Assets are classified as “available for sale” and are carried at market value. From time to time, the Company sells marketable securities for working capital, capital expenditure and investment purposes. Substantially all the marketable securities mature within one year. Gross unrealized holding gains or losses are recorded in other comprehensive income.

Investments in marketable securities are as follows:

	Amortized Cost		Unrealized Gains
	December 31,		December 31,
	2001	2000	2001	2000
Available for sale securities:
U.S. government and agency securities	$27,320,593	$30,799,853	$72,245	$270,169
Corporate debt securities	2,605,301	28,761,627	11,161	15,475

Total available for sale securities	$29,925,894	$59,561,480	$83,406	$285,644

	Unrealized Losses		Fair Value
	December 31,		December 31,
	2001	2000	2001	2000
Available for sale securities:
U.S. government and agency securities	—	—	$27,392,838	$31,070,022
Corporate debt securities	—	—	2,616,462	28,777,102

Total available for sale securities	—	—	$30,009,300	$59,847,124

The gross gains and losses realized related to sales of marketable securities were not material. The Company uses the specific identification method as a basis for determining cost and calculating realized gains and losses.

Inventory

Inventory is stated at the lower of cost (first-in, first-out method) or market and consists of the following:

	2001	2000
Raw materials	$7,583,247	$4,396,631
Work in process	900,889	1,016,146
Finished goods	229,604	298,840

	$8,713,740	$5,711,617

Equipment and Improvements

Equipment and improvements are recorded at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets, generally 3 to 10 years, or, in the case of leasehold improvements and leased equipment, over the term of the lease.

KOPIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Intangible Assets

Amortization of intangible assets is on a straight-line basis over the estimated useful lives.

Foreign Currency Translation

Assets and liabilities of non-U.S. operations are translated into U.S. dollars at year end exchange rates, and revenues and expenses at rates prevailing during the year. Resulting translation adjustments are accumulated as part of other comprehensive income and aggregate $65,698 and $63,617 of unrealized gain at December 31, 2001 and 2000, respectively. Transaction gains or losses are recognized in income or loss currently.

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

Fair Market Value of Financial Instruments

Financial instruments consist of current assets (except inventories), current liabilities and long-term obligations. Current assets and current liabilities are carried at cost, which approximates fair market value. Long-term obligations are stated at cost, which approximates fair market value.

Impairment Charge

The Company periodically assesses the recoverability of its long-lived assets by comparing the undiscounted cash flows expected to be generated by those assets to their carrying value. If the sum of the undiscounted cash flows is less than the carrying value of the assets, an impairment charge is recognized.

During 2001, as a result of a decline in the Company’s revenues, the Company assessed the recoverability of certain equipment used in its manufacturing operations. This equipment consisted primarily of older manufacturing machines previously used in the Company’s III-V business. Because of the softened current demand for the Company’s HBT wafer products, the machines in question were currently not being used in the manufacturing operations. Based on forecasts developed by the Company, the Company does not believe these machines will be placed back into service in the foreseeable future; the Company anticipates these machines will be replaced by newer, more efficient equipment before demand will recover. As a result of this analysis, and other analyses pertaining to the impact of the change in business conditions, the Company recorded a charge of $5,342,000 in the second quarter representing the remaining unamortized cost of the identified equipment, and other costs.

Facility Closure

The Company has completed the transfer of technology from its Columbia, Maryland facility to its Taunton, Massachusetts facility and as such are closing the Columbia, Maryland facility in 2002. Charges in 2001 for the estimated remaining lease payments under the lease of this facility of $200,000 and the writedown of the unamortized cost of Equipment and Improvements at this facility of $1.8 million have been recorded in the accompanying financial statements.

Stock-Based Compensation

Compensation cost associated with the grant of options and other stock awards to employees is determined using the intrinsic value method. Compensation cost associated with the grant of options and other stock awards to non-employees is determined using the fair value method.

KOPIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.    Acquisition of Super Epitaxial Products, Inc.

In October 2000, the Company acquired Super Epitaxial Products, Inc. (SEP), a privately held company engaged in research and development of optoelectronic materials and devices. Under the terms of the agreement, 1,680,331 shares of Kopin common stock, with an aggregate value of approximately $22,500,000, were exchanged for all the outstanding shares of SEP. In addition, the Company assumed the obligation to issue shares of its common stock upon exercise of vested SEP stock options; the fair value of these options ($1,400,000) was included in the purchase price of SEP. The acquisition was accounted for using the purchase method of accounting.

Research and development expense in 2000 also includes $7,400,000 in charges incurred in connection with the acquisition of SEP. Of the $7,400,000, $5,342,000 represents the fair value of technologies under development by SEP acquired for use in the Company’s own development efforts. The Company determined the amount of the purchase price to be allocated to in-process research and development based on an independent appraisal of certain intangible assets which indicated that approximately $5,342,000 of the acquired intangibles consisted of in-process research and development that had not yet reached technological feasibility and had no alternative future uses. The amount of the charge taken was based on the expected future discounted cash flows from each product under development, adjusted for the level of completion at the date of acquisition. Accordingly, these amounts were expensed as of the acquisition date.

In addition to the $5,342,000 expensed associated with in-process research and development, the Company also expensed $2,100,000, which consisted primarily of bonuses paid to SEP employees as an inducement to remain with the Company following the closing of the acquisition.

The purchase price was allocated as follows:

Current assets	$1,826,650
Machinery and equipment	992,421
Accounts payable and accrued expenses	(88,813)
Goodwill, in process research and development and other intangible assets	21,154,169

Purchase price	$23,884,427

Goodwill recorded in connection with the transaction is being amortized to expense over its estimated useful life of 7 years using the straight line method.

3.    Other Current and Non-Current Assets

Other assets consist primarily of marketable and non-marketable equity securities in various companies and notes receivable. Non-marketable equity securities are carried at cost and aggregate $3,890,000 and $14,864,000 at December 31, 2001 and 2000, respectively. At December 31, 2000, the Company had a 20% interest in Kendin Communications, Inc. (Kendin), which was accounted for using the equity method and had a carrying value of $3,170,000. During 2001, the Company exchanged its interest in Kendin for 986,054 shares of Micrel Incorporated (Micrel), as part of Micrel’s acquisition of Kendin, and recorded a net gain of $24,600,000 on the exchange. Following this transaction, the Company discontinued the use of the equity method to account for this investment. The company sold 200,000 of its Micrel shares in 2001 and recorded a gain of $700,000. Also during 2001, the Company recorded a $5,667,000 write-down of certain non-marketable securities as a result of a more than temporary decline in their value.

KOPIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Non-current marketable securities, which consist primarily of the investment in Micrel stock, are carried at fair-value. At December 31, 2001, the fair-value of the non-current marketable securities was $20,618,000 and gross unrecognized losses on non-marketable securities were $2,421,000.

At December 31, 2001, the Company has a 40% interest in Kopin Taiwan Corp, which was accounted for using the equity method and had a carrying value of $3,194,000. During 2001 the Company purchased fixed assets on behalf of Kopin Taiwan Corp totaling $9,012,000. At December 31, 2001, there was $1,727,000 included in other current assets for the remaining amounts due to the Company from Kopin Taiwan Corp. for these fixed assets.

The net gain recognized from the gain on exchange of investment, write-down of certain non-marketable securities and gains from the sales of marketable securities is included in interest and other income for the year ended December 31, 2001. Notes receivable bear interest at rates ranging from 7.75% to 11.75% and are due in varying installments through August, 2003.

4.    Intangible Assets

Intangible assets consist of the following:

	Estimated Useful Life (years)	2001	2000
Patents and application fees	10	$2,536,999	$2,685,312
Licenses	5-12	460,000	460,000

		2,996,999	3,145,312
Less accumulated amortization		(1,850,283)	(1,582,683)

		$1,146,716	$1,562,629

5.    Income Taxes

As of December 31, 2001, the Company has available for tax reporting purposes federal net operating loss carryforwards of approximately $70,000,000, expiring through 2017.

Deferred taxes are provided to recognize the effect of temporary differences between tax and financial reporting. Deferred income tax assets and liabilities consist of the following:

	2001	2000
Deferred tax assets:
Net operating loss carryforward	$26,957,000	$16,546,000
Research and development expenses	1,085,000	1,506,000
Amortization of intangible asset	1,600,000	497,000
Equipment	3,040,000	—
Other	2,305,000	1,292,000

	34,987,000	19,841,000

Deferred tax liabilities:
Investments	6,346,000	—
Patent costs	1,040,000	1,101,000
Depreciation	3,174,000	1,717,000

	10,560,000	2,818,000

Net deferred tax assets	24,427,000	17,023,000
Valuation allowance	(24,427,000)	(17,023,000)

	$—	$—

KOPIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The provision for income taxes consists of the following for the years ended December 31:

	2001	2000	1999
Current
Federal	$(7,950,000)	$1,970,000	$(112,200)
State	(1,363,000)	591,000	(35,800)
Foreign	108,000	24,000	16,250
Deferred
Federal	(1,046,000)	23,000	245,750
State	(160,000)	7,000	17,000
Generation of loss carryforwards	10,411,000	(2,615,000)	(131,000)

	$—	$—	$—

6.    Long-term Obligations

In March 1998, the Company entered into a $5,000,000 secured term note repayable in quarterly principal payments of $250,000 plus interest; the note was repaid in 2001.

7.    Stockholders’ Equity

In November 2001, the Company completed a public offering of 3,000,000 shares of common stock at a price of $14.00 per share. Net proceeds to the Company totaled approximately $38,289,000. In October 1999, the Company completed a public offering of 9,200,000 shares of common stock at a price of $8.49 per share. Net proceeds to the Company totaled approximately $73,154,000.

8.    Stock Options

The Company’s 1992 Stock Option Plan (the 1992 Plan) permits the granting of both nonqualified stock options and incentive stock options. The plan covers 15,000,000 shares of common stock (including shares issued upon exercise of options granted pursuant the 1985 Plan). The 1992 Plan expired on December 31, 2001. In 2001 the Company adopted a 2001 Equity Incentive Plan (the “Equity Plan”) and a 2001 Supplemental Equity Plan (the “ Supplemental Plan”). The Equity Plan permits the granting of both nonqualified and incentive stock options. The Equity Plan covers 1,200,000 shares of common stock which may be issued to employees and members of the Board of Directors. The Supplemental Plan covers 1,300,000 shares of common stock which may be issued to employees and only permits the issuance of nonqualified stock options. The option price of incentive stock options shall not be less than 100% of the fair market value of the stock at the date of grant, or in the case of certain incentive stock options, at 110% of the fair market value at the time of the grant. Options must be exercised within a ten-year period or sooner if so specified within the option agreement. The term and vesting period for options granted under plans are determined by the Company’s compensation committee. Options granted generally vest over four years.

In 1994, the Company adopted the Director Stock Option Plan, which provides for the automatic granting, pursuant to a formula, of nonqualified stock options to our non-employee directors. A maximum of 700,000 shares are issuable under the plan.

For certain options granted, the Company recognizes as compensation expense the excess of the fair market value of the common shares issuable upon exercise of such options over the aggregate exercise price of such options. This compensation expense is amortized ratably over the vesting period of each option. For the year ended December 31, 2001, compensation expense of $55,015 was recorded. A summary of option activity is as follows:

KOPIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2001		2000		1999
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Balance, beginning of year	8,289,442	$9.08	8,640,488	$4.55	8,977,352	$2.99
Options granted	2,190,037	7.41	2,719,097	16.98	2,245,132	8.80
Options cancelled	(277,398)	10.46	(304,918)	6.85	(426,796)	2.87
Options exercised	(1,375,975)	3.67	(2,765,225)	2.94	(2,155,200)	2.71

Balance, end of year	8,826,106	9.47	8,289,442	9.08	8,640,488	4.55

Exercisable, end of year	4,324,696		3,591,328		5,392,742

The following table summarizes information about stock options outstanding and exercisable at December 31, 2001:

	Options Outstanding			Options Exercisable
Range of Exercise prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.25-$3.55	1,434,056	4.55	$2.74	1,266,460	$2.19
$3.75-4.97	1,472,883	6.45	$4.05	1,332,083	$2.99
$5.04-$9.95	2,200,664	9.90	$6.64	91,614	$3.81
$10.25-$13.00	2,280,023	8.46	$10.39	955,284	$10.00
$14.69-$44.88	1,438,480	8.97	$24.60	589,255	$13.20

	8,826,106	7.93	$9.47	4,234,696	$4.34

The Company has four fixed option plans which reserve shares of common stock for issuance to executives, key employees and directors. Had compensation cost for our four stock option plans been determined based on the fair value at the grant date for awards in 2001, 2000 and 1999 we would have had a net loss and net loss per share of $33,533,000 or $.51 per share in 2001, $3,587,000 or $.05 per share in 2000, and $2,821,000 or $.05 per share in 1999.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 2001, 2000, and 1999: no expected dividend yield; expected volatility of 72.75% in 2001, 72.75% in 2000, and 62.21% in 1999; risk-free interest rate of 5.02% in 2001, 6.5% in 2000 and 6.5% in 1999; and expected lives of four years. The weighted-average fair value of options on grant date was $4.29 in 2001, $14.89 in 2000, and $4.73 in 1999.

9.    Employee Benefit Plan

The Company has an employee benefit plan pursuant to Section 401(k) of the Internal Revenue Code. The plan allows employees to defer up to 15% of their annual compensation to a current maximum of $10,500. The Company will match 50% of all deferred compensation up to a maximum of 3% of each employee’s annual compensation. The amount charged to operations in connection with this plan was approximately $209,000 in 2001, $163,000 in 2000, and $129,000 in 1999.

10.    Major Customers

Approximately 21%, 46% and 49% of the Company’s revenues resulted from sales to a single customer during the years ended December 31, 2001, 2000 and 1999, respectively. Approximately 22% and 15% of the Company’s revenues resulted from sales to a second and third customer in 2001. Approximately 11% and 13% of the Company’s revenues resulted from sales to a fourth customer in 2000 and 1999. In addition, during the years

KOPIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ended December 31, 2001, 2000, and 1999, approximately 3%, 2%, and 7%, respectively, of the Company’s revenues resulted from multiple contracts with various agencies of the United States government. These contracts are subject to termination at the election of the relevant agency.

Sales to foreign customers during the years ended December 31, 2001, 2000 and 1999 were approximately 57%, 45% and 36%, respectively, of the Company’s revenues. Sales to Japan for 2001, 2000 and 1999 were approximately 22%, 26% and 18%, respectively of the Company’s revenues. Revenues from Korea were approximately 27% of the Company’s revenues in 2001.

11.    Commitments

Leases

The Company leases facilities located in Taunton and Westborough, Massachusetts, Los Gatos, California, and Columbia, Maryland under noncancellable operating leases. The Taunton leases expire in 2002 and 2010. The Westborough lease expires in 2003, with renewable options for up to two additional years at our election.

The Los Gatos lease terminates in 2002. The Maryland lease expires in 2005. Substantially all real estate taxes, insurance and maintenance expenses under these leases are our obligations. The following is a schedule of minimum rental commitments under noncancellable operating leases as of December 31, 2001:

Year ending December 31,	Amount
2002	$1,370,327
2003	352,650
2004	352,650
2005	352,650
2006	330,000
Thereafter	1,155,000

Total minimum lease payments	$3,913,227

Amounts incurred under operating leases are recorded as rent expense and aggregated approximately $1,933,000 in 2001, $1,522,000 in 2000, and $1,321,000 in 1999.

Other Agreements

The Company has entered into various license agreements which require payment of royalties based upon a set percentage of product sales, subject, in some cases, to certain minimum amounts. Total royalty expense approximated $30,180 in 2001, $26,040 in 2000, and $26,040 in 1999.

12.    Litigation

The Company is engaged in legal proceedings arising in the ordinary course of business. We believe the ultimate outcome of these proceedings will not have a material adverse impact on our consolidated financial position, results of operations or cash flows. In December 2001, the Company resolved the patent infringement claim made by Teledyne Lighting and Display products, relating to a light source used to backlight some of our CyberDisplay products.

13.    Product Revenues

Product revenues consisted of approximately the following:

	2001	2000	1999
III-V Products	$28,062,000	$72,049,300	$31,491,300
Display Products	22,194,700	18,913,500	4,634,500

Total Product Sales	$50,256,700	$90,962,800	$36,125,800

KOPIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.    Recent Accounting Pronouncements

            The Financial Accounting Standards Board (“FASB”) has issued Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, which is effective for fiscal years commencing after June 15, 2000. SFAS No. 133 requires fair value accounting for all stand-alone derivatives and many derivatives embedded in other financial instruments and contracts. The impact to the Company of SFAS No. 133 was not material to financial position or results of operations.

            In July 2001, the FASB issued SFAS No. 141, Business Combinations. SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. SFAS No. 141 has not had an impact on the Company’s financial results.

            Also in July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, which is effective January 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization.

            In August, 2001, the FASB released SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which is effective in 2002. SFAS No. 144 establishes standards for accounting for impairment of long-lived assets used by an entity or held for sale, and provides guidance on developing estimates of cash flows and fair values used in measuring impairments.

            The Company has not yet completed its evaluation of the impact the adoption of SFAS Nos. 142 and 144 will have on its financial statements.

15.    SELECTED QUARTERLY FINANCIAL INFORMATION (Unaudited)

The following table presents summarized financial results for the each of the fiscal quarters of the years ended December 31, 2001 and 2000 (in thousands, except per share data).

	2001
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenues	$14,973	$9,238	$12,263	$15,446
Gross profit (loss)	(1,959)	(6,205)	(3,813)	(135)
Net income (loss)	(6,769)	352	(9,235)	(7,061)
Income (loss) per share-basic	$(.10)	$.01	$(.14)	$(.10)
Income (loss) Per share-diluted	$(.10)	$.01	$(.14)	$(.10)

	2000
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenues	$19,740	$24,395	$23,831	$24,632
Gross profit	5,333	7,502	5,637	6,289
Net income (loss)	2,272	3,815	4,191	(3,985)
Income (loss) per share-basic	$.04	$.06	$.07	$(.06)
Income (loss) Per share-diluted	$.03	$.06	$.06	$(.06)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 20, 2002	KOPIN CORPORATION

By:	/s/ JOHN C. C. FAN
John C. C. Fan Chairman of the Board, Chief Executive Officer, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN C. C. FAN John C. C. Fan	Chairman of the Board, Chief Executive Officer, President and Director (principal executive officer)	March 20, 2002

/s/ DAVID E. BROOK David E. Brook	Director	March 20, 2002

/s/ MORTON COLLINS Morton Collins	Director	March 20, 2002

/s/ ANDREW H. CHAPMAN Andrew H. Chapman	Director	March 20, 2002

/s/ CHI CHIA HSIEH Chi Chia Hsieh	Director	March 20, 2002

/s/ MICHAEL A. WALL Michael A. Wall	Director	March 20, 2002

/s/ RICHARD A. SNEIDER Richard A. Sneider	Treasurer and Chief Financial Officer (principal financial and accounting officer)	March 20, 2002

KOPIN CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2001, 2000, 1999

Description	Balance at Beginning of Year	Additions Charged to Income	Deductions from Reserve	Balance at End of Year
Reserve deducted from assets—allowance for doubtful accounts:
1999	$150,800	$300,000	$—	$450,800
2000	450,800	—	(800)	450,000
2001	450,000	900,000	—	1,350,000

	Index to Exhibits
Exhibits		Sequential page number
3.1	Amended and Restated Certificate of Incorporation	(2)
3.2	Amendment to Certificate of Incorporation	(16)
3.3	Amendment to Certificate of Incorporation	(16)
3.4	Amended and Restated By-laws	(2)
4	Specimen Certificate of Common Stock	(1)
10.1	Form of Employee Agreement with Respect to Inventions and Proprietary Information	(1)
10.2	1985 Incentive Stock Option Plan, as amended	(1)
10.3	Amended and Restated 1992 Stock Option Plan	(2)
10.4	1992 Stock Option Plan Amendment	(16)
10.5	1992 Stock Option Plan Amendment	(17)
10.6	2001 Equity Incentive Plan	(18)
10.7	2001 Supplemental Equity Incentive Plan	(17)
10.8	Form of Key Employee Stock Purchase Agreement	(1)
10.9	License Agreement by and between the Company and Massachusetts Institute of Technology dated April 22, 1985, as amended	(1)
10.10	Technology and Business Development Agreement, dated as of November 6, 1992 by and between the Company and Rockwell International Corporation (confidential portions on file with the Commission)	(2)
10.11	Facility Lease, by and between the Company and Massachusetts Technology Park Corporation dated October 15, 1993	(3)
10.12	Master Sublease Purchase Agreement, by and between the Company and Massachusetts Industrial Finance Agency dated June 23, 1994	(4)
10.13	Contract by and between the Company and the Advanced Research Projects Agency dated May 25, 1994 (confidential portions on file with the Commission)	(4)
10.14	Joint Agreement by and between the Company and Philips Consumer Electronics Company, Division of Philips Electronics North America Corporation dated July 25, 1994 (confidential portions on file with the Commission)	(5)
10.15	Cross License and Supply Agreement, by and between the Company and Philips Electronics North America Corporation dated June 18, 1994 (confidential portions on file with the Commission)	(5)
10.16	Securities Purchase Agreement, by and between the Company and GMT Microelectronics Corporation, dated January 6, 1995 (confidential portions on file with the Commission)	(7)
10.17	Contract by and between the Company and the United States Department of Commerce dated April 25,1995	(9)
10.18	Cooperative Research and Development Agreement, by and between the Company and Massachusetts Institute of Technology Lincoln Laboratory dated June 21, 1995 (confidential portions on file with the Commission)	(9)
10.19	Stock Purchase Agreement, by and between the Company and Telecom Holding Co., Ltd. dated November 24, 1995	(10)
10.20	Letter Agreement, by and between the Company and Telecom Holding Co., Ltd. dated November 24, 1995	(10)
10.21	Stock Purchase Agreement, by and between the Company and United Microelectronics Corporation dated November 29, 1995	(9)

Exhibits		Sequential page number
10.22	Stock Purchase Agreement, by and between the Company and Unipac Optoelectronics Corporation dated November 29, 1995	(9)
10.23	Letter Agreement, by and between the Company and United Microelectronics Corporation dated November 29, 1995 (confidential portions on file with the Commission)	(9)
10.24	Amendment Agreement, by and between the Company and Rockwell International Corporation dated September 29, 1995	(9)
10.25	Securities Purchase Agreement, by and between the Company and Unitek Semiconductor, Inc. dated January 26, 1996	(11)
10.26	Chattel Leasing Promissory Note, by and between the Company and BancBoston Leasing dated January 29, 1996	(11)
10.27	Master lease agreement, by and between the Company and BancBoston Leasing dated December 23, 1996	(13)
10.28	Joint Venture Agreement, by and among the Company, Kowon Technology Co., Ltd., and Korean Investors, dated as of March 3, 1998	(15)
10.29	Amended and Restated Employment Agreement between the Company and Dr. John C.C. Fan, dated as of February 20, 2000	(16)
21.1	Subsidiaries of Kopin Corporation
23.1	Consent of Deloitte & Touche LLP, Independent Auditors of the Company

(1)	Filed as an exhibit to Registration Statement on Form S-1, File No. 33-45853, and incorporated herein by reference.
(2)	Filed as an exhibit to Registration Statement on Form S-1, File No. 33-57450, and incorporated herein by reference.
(3)	Filed as an exhibit to Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference.
(4)	Filed as an exhibit to Quarterly Report on Form 10-Q for the quarterly period ended July 2, 1994 and incorporated herein by reference.
(5)	Filed as an exhibit to Quarterly Report on Form 10-Q for the quarterly period ended October 1, 1994 and incorporated herein by reference.
(6)	Filed as an exhibit to Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference.
(7)	Filed as an exhibit to Quarterly Report on Form 10-Q for the quarterly period ended April 1, 1995 and incorporated herein by reference.
(8)	Filed as an exhibit to Quarterly Report on Form 10-Q for the quarterly period ended July 1, 1995 and incorporated herein by reference.
(9)	Filed as an exhibit to Annual Report on Form 10-K for the fiscal year ended December 31, 1995 and incorporated herein by reference.
(10)	Filed as an exhibit to Schedule 13D for Telecom Holding, Co., Ltd. filed on October 10, 1995 and incorporated herein by reference.
(11)	Filed as an exhibit to Quarterly Report on Form 10-Q for the quarterly period ended March 30, 1996 and incorporated herein by reference.
(12)	Filed as an exhibit to Quarterly Report on Form 10-Q for the quarterly period ended June 29, 1996 and incorporated herein by reference.
(13)	Filed as an exhibit to Annual Report on Form 10-K for the fiscal year ended December 31, 1996 and incorporated herein by reference.
(14)	Filed as an appendix to Proxy Statement filed on April 10, 1997 and incorporated herein by reference.
(15)	Filed as an exhibit to Annual Report on Form 10-Q for the quarterly period ended June 27, 1998 and incorporated herein by reference.
(16)	Filed as an exhibit to Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2000 and incorporated herein by reference.
(17)	Filed as an exhibit to Registration Statement on Form S-8 and incorporated herein by reference.
(18)	Filed as an appendix to Proxy Statement filed on April 20, 2001 and incorporated herein by reference.