Form 10-Q
period 2002-03-30
KOPIN CORP
filed 2002-05-15
CIK 771266

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR l5(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 30, 2002

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

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Class                             Outstanding as of April 30, 2002
       -----                             --------------------------------
Common Stock, par value $ .01                        69,331,549

                                KOPIN CORPORATION

                                      INDEX

                                                                        Page No.
                                                                        -------
 PART I - FINANCIAL INFORMATION

    Item 1. Consolidated Financial Statements:

            Consolidated Balance Sheets at                                    3
            March 30, 2002 and December 31, 2001

            Consolidated Statements of Operations and Comprehensive Loss
            for the three months ended March 30, 2002 and March 31, 2001      4

            Consolidated Statements of Stockholders' Equity for the           5
            three months ended March 30, 2002 and March 31, 2001

            Consolidated Statements of Cash Flows for the                     6
            three months ended March 30, 2002 and March 31, 2001

            Notes to Consolidated Financial Statements                        7

    Item 2. Management's Discussion and Analysis of Financial Condition       9
            and Results of Operations

    Item 3. Quantitative and Qualitative Disclosures About Market Risk       11

PART II - OTHER INFORMATION

    Item 4. Submissions of Matters to a Vote of Security-Holders             11

SIGNATURES                                                                   12

                                KOPIN CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                   (unaudited)

                                                                                  March 30, 2002    December 31, 2001
                                                                                 ---------------    -----------------
Assets
Current assets:
     Cash and equivalents                                                             $ 44,235,872         $ 74,425,853
     Marketable securities, at fair value                                               60,549,251           30,009,300
     Accounts receivable, net of allowance of $1,300,000 and $1,350,000
          Billed                                                                         6,575,461            7,210,570
          Unbilled                                                                          23,839               33,975
     Inventory                                                                           7,735,326            8,713,740
     Prepaid Taxes                                                                         572,863              419,671
     Prepaid expenses and other current assets                                           2,152,685            3,349,729
                                                                                      ------------         ------------
          Total current assets                                                         121,845,297          124,162,838

Property, plant and equipment, net                                                      38,425,614           40,813,240

Other assets                                                                            24,010,073           24,943,792
Goodwill, net                                                                           12,582,383           12,582,383
Intangible assets                                                                        1,047,366            1,146,716
                                                                                      ------------         ------------
          Total assets                                                                $197,910,733         $203,648,969
                                                                                      ============         ============




Liabilities and Stockholders' Equity
Current liabilities:
     Accounts payable                                                                 $ 10,706,919         $ 12,040,426
     Accrued payroll and expenses                                                        1,030,939              861,733
     Other accrued liabilities                                                           3,927,341            4,829,868
                                                                                      ------------         ------------
          Total current liabilities                                                     15,665,199           17,732,027

Minority interest                                                                        1,799,766            1,585,980
Commitments and contingencies
Stockholders' equity:
     Preferred stock, par value $.01 per share: Authorized, 3,000 shares;
          none issued and outstanding                                                            -                    -
     Common stock, par value $.01 per share: Authorized, 120,000,000 shares;
          issued: 69,194,307 shares in 2002 and 69,045,532 shares in 2001                  691,943              690,455
     Additional paid-in capital                                                        259,615,418          259,141,718
     Accumulated other comprehensive loss                                               (3,545,483)          (2,369,677)
     Deficit                                                                           (76,316,110)         (73,131,534)
                                                                                      ------------         ------------
          Total stockholders' equity                                                   180,445,768          184,330,962
                                                                                      ------------         ------------
          Total liabilities and stockholders' equity                                  $197,910,733         $203,648,969
                                                                                      ============         ============


                 See notes to consolidated financial statements.

                                KOPIN CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (unaudited)

                                                      Three Months Ended
                                                      ------------------
                                              March 30, 2002    March 31, 2001
                                              --------------    --------------
  Revenues:
      Product revenues                         $17,355,889      $14,410,732
      Research and development revenues            227,056          562,499
                                               -----------      -----------
                                                17,582,945       14,973,231
  Expenses:
      Cost of product revenues                  14,645,593       16,369,403
      Research and development                   3,308,745        3,123,233
      Selling, general and administrative        3,022,202        3,094,928
      Other                                        265,426          117,257
                                               -----------      -----------

                                                21,241,966       22,704,821

  Loss from operations                          (3,659,021)      (7,731,590)
  Other income and expense:
      Interest and other income                    708,825        1,113,333
      Interest expense                             (14,232)         (91,836)
                                               -----------      -----------

  Loss before minority interest                 (2,964,428)      (6,710,093)
  Minority interest in income of subsidiary       (220,148)         (59,050)
                                               -----------      -----------

  Net loss                                     ($3,184,576)     ($6,769,142)
                                               ===========      ===========
  Net loss per share:
     Basic                                          ($ .05)          ($ .10)
                                               ===========      ===========
     Diluted                                        ($ .05)          ($ .10)
                                               ===========      ===========
  Weighted average number of common
     shares outstanding:
     Basic                                      69,163,120       64,886,242
                                               ===========      ===========
     Diluted                                    69,163,120       64,886,242
                                               ===========      ===========

                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

                                   (unaudited)

                                                      Three Months Ended
                                                      ------------------
                                              March 30, 2002    March 31, 2001
                                              --------------    --------------

     Net loss                                  ($3,184,576)     ($6,769,142)
     Foreign currency translation adjustments      (13,035)          33,271
     Unrealized gain (loss) on marketable
       securities, net                          (1,162,771)         161,764
                                               -----------      -----------
     Comprehensive loss                        ($4,360,382)     ($6,574,107)
                                               ===========      ===========

                 See notes to consolidated financial statements.

                                KOPIN CORPORATION

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

              Three months ended March 30, 2002 and March 31, 2001

                                   (unaudited)




                                                                                        Accumulated
                                        Common Stock        Additional                     Other
                                    ---------------------     Paid-in      Deferred    Comprehensive
                                      Shares      Amount      Capital    Compensation   Income (Loss)    Deficit         Total
                                    ----------   --------     -------    ------------  --------------  ------------   ------------
Balance, December 31, 2000          64,681,116   $646,811   $216,274,520   ($55,015)      $328,395     ($50,418,146)  $166,776,565

   Exercise of stock options           251,895      2,519        737,525         --             --               --        740,044

   Amortization of compensation
     relating to grant of stock             --         --             --     13,755                              --         13,755
     options

   Net unrealized loss on
     marketable securities, net             --         --             --         --        161,764               --        161,764

   Foreign currency translation
     adjustments                            --         --             --         --         33,271                          33,271

   Net loss for the three month
     period ended March 31, 2001            --         --             --         --             --       (6,769,142)    (6,769,142)
                                    ----------   --------   ------------    -------     ----------      -----------   ------------

Balance, March 31, 2001             64,933,011   $649,330   $217,012,045   ($41,260)      $523,430     ($57,187,289)  $160,956,256
                                    ==========   ========   ============    =======     ==========      ===========   ============

Balance, December 31, 2001          69,045,532   $690,455   $259,141,718         --    ($2,369,677)    ($73,131,534)  $184,330,962

  Exercise of stock options            148,775      1,488        473,700         --             --               --        475,188

  Net unrealized loss on
     marketable securities, net             --         --             --         --     (1,162,771)              --     (1,162,771)

  Foreign currency translation
     adjustments                            --         --             --         --        (13,035)              --        (13,035)

  Net loss for the three month
    period ended March 30, 2002             --         --             --         --             --       (3,184,576)    (3,184,576)
                                    ----------   --------   ------------  ---------     ----------     ------------   ------------

Balance, March 30, 2002             69,194,307   $691,943   $259,615,418         --    ($3,545,483)    ($76,316,110)  $180,445,768
                                    ==========   ========   ============    =======     ==========      ===========   ============

                 See notes to consolidated financial statements.

                                KOPIN CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (unaudited)

                                                                                          Three months ended
                                                                                          ------------------
                                                                                   March 30, 2002   March 31, 2001
                                                                                 -----------------  --------------
Cash flows from operating activities:
   Net loss                                                                         ($ 3,184,576)    ($ 6,769,142)
   Adjustments to reconcile net loss
      to net cash provided by (used in) operating activities:
     Depreciation and amortization                                                     2,927,831        3,272,742
     Amortization of stock option compensation                                                --           13,755
     Minority interest in income of subsidiary                                           233,183           59,050
     Changes in assets and liabilities:
       Accounts receivable                                                               631,704        5,422,832
       Inventory                                                                         975,087       (3,299,240)
       Prepaid expenses and other current assets                                       1,041,974       (1,398,615)
       Accounts payable and accrued expenses                                          (2,047,696)        (750,880)
                                                                                     -----------      -----------
       Net cash provided by (used in) operating activities                               577,507       (3,449,498)
                                                                                     -----------      -----------

Cash flows from investing activities:
     Marketable securities                                                           (30,921,845)      (3,620,148)
     Other assets                                                                        139,707         (170,223)
     Capital expenditures                                                              ( 449,122)      (1,890,979)
                                                                                     -----------      -----------
       Net cash used in investing activities                                         (31,231,260)      (5,681,350)
                                                                                     -----------      -----------

Cash flows from financing activities:
     Principal payment on long-term obligations                                               --         (250,000)
     Proceeds from exercise of stock options                                             475,188          740,044
                                                                                     -----------      -----------
       Net cash provided by financing activities                                         475,188          490,044
                                                                                     -----------      -----------

Effect of exchange rate changes on cash                                                  (11,416)         (51,386)
                                                                                     -----------      -----------
Net decrease in cash and equivalents                                                 (30,189,981)      (8,692,190)

Cash and equivalents, beginning of period                                             74,425,853       13,332,973
                                                                                     -----------      -----------
Cash and equivalents, end of period                                                  $44,235,872      $ 4,640,783
                                                                                     ===========      ===========

 Supplementary information - Interest paid in cash                                   $        --      $    60,234

                 See notes to consolidated financial statements.

                                KOPIN CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION
   ---------------------

The consolidated financial statements for the three month periods ended March 30, 2002 and March 31, 2001 are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Kopin Corporation's (the "Company's") Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") (File No. 0-19882) for the year ended December 31, 2001.

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

2. FOREIGN CURRENCY TRANSLATION
   ----------------------------

Assets and liabilities of non-U.S. operations are translated into U.S. dollars at period end exchange rates, and revenues and expenses at rates prevailing during the quarter. Resulting translation adjustments are accumulated as part of other comprehensive income and aggregate $57,184 of unrealized loss at March 30, 2002. Transaction gains or losses are recognized in income or loss currently.

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

4. INVENTORY
   ---------

Inventory is stated at the lower of cost (first in, first out method) or market and consists of the following:

                                  March 30, 2002               December 31, 2001
                                  --------------               -----------------

     Raw Materials                 $  6,294,222                  $  7,583,247
     Work in Progress                   991,051                       900,889
     Finished Goods                     450,053                       229,604
                                   ------------                  ------------
     Total Inventory               $  7,735,326                  $  8,713,740
                                   ============                  ============

5. OTHER CURRENT AND NON-CURRENT ASSETS
   ------------------------------------

Other assets consist primarily of marketable and non-marketable securities in various companies. Non-marketable equity securities are carried at cost and aggregated $3,749,000 and $3,890,000 at March 30, 2002 and December 31, 2001,
respectively.

Non-current marketable securities, which consist primarily of the Company's investment in the common stock of Micrel, Incorporated, are carried at fair-value. The fair-value of non-current marketable securities was $19,824,000 at March 30, 2002. Gross unrecognized losses on non-current marketable securities were $3,215,000 at March 30, 2002.

6. RECENT ACCOUNTING PRONOUNCEMENTS
   --------------------------------

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, which is effective January 1, 2002. SFAS No. 142 requires, among other things, a transitional goodwill impairment test. At March 30, 2002 the Company had recorded $12,582,000 and $1,047,000 of Goodwill and Intangible Assets, respectively, which are subject to review under SFAS No. 142. The Company is required to complete its evaluation of the impact of the adoption of SFAS No. 142 by the end of the second quarter of 2002 and has not yet determined the impact of any potential transition adjustment on the Company's recorded goodwill and intangible assets.

SFAS No. 142 requires discontinuance of goodwill amortization effective January 1, 2002. Goodwill amortization for the three months ended March 31, 2001 was $531,000. For the first quarter of 2001 net loss was $6,769,000 and adjusted net loss, adding back the goodwill amortization for the period, would have been $6,238,000. The adjusted net loss would have had no impact to the Company's basic and diluted net loss per share.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        ------------------------------------------------------------------------
OF OPERATIONS
-------------

     Kopin is a leading developer and manufacturer of advanced semiconductor materials and miniature flat panel displays. We use our proprietary technology to design, manufacture and market our III-V and CyberDisplay products for use in highly demanding commercial wireless communication and high resolution portable applications. Our products enable our customers to develop and market an improved generation of products for these target applications.

     We have two principal components of revenues: product revenues and research and development revenues. Product revenues consist of sales of our III-V products, principally gallium arsenide ("GaAs") HBT transistor wafers, and our line of CyberDisplay products. Our GaAs HBT transistor wafers and our CyberDisplay products are used primarily in wireless handsets and camcorders, respectively. For the three month period ended March 30, 2002, we had product revenues of $17.4 million, or 98.9% of total revenues compared to $14.4 million, or 96.0% of total revenues for the same period in 2001.

     Research and development revenues consist primarily of development contracts with agencies of the U.S. government for advanced displays. For the three months ended March 30, 2002, research and development revenues were $200,000, or 1.1% of total revenues compared to $600,000, or 3.8% of total revenues for the same period in 2001.

Results of Operations

     Revenues. Our total revenues for the three months ended March 30, 2002 were $17.6 million, compared to $15.0 million for the three months ended March 31, 2001. This represented an increase of approximately $2.6 million or 17.3% from the comparable period in 2001. Our product revenues were $17.4 million for the three months ended March 30, 2002 compared to $14.4 million for the same period in 2001, an increase of approximately $3.0 million or 20.8%. For the three months ended March 30, 2002, III-V product sales and CyberDisplay product sales were $7.7 million and $9.7 million, respectively, as compared to $10.8 million and $3.6 million, respectively, for the three months ended March 31, 2001. Research and development revenues for the three months ended March 30, 2002 were $200,000 compared to $600,000 for the same period in 2001. The decrease in III-V product revenues is attributable to lower demand from customers who incorporate our GaAs HBT transistor wafers into components used in wireless handsets. The increase in CyberDisplay product sales is a result of additional design wins from new camcorder customers and increased penetration into the product lines of existing camcorder customers.

     International sales represented 65% and 47% of revenues for the quarters ended March 30, 2002 and March 31, 2001. The increase is attributable to an increase in sales of CyberDisplay products to consumer electronic manufacturers primarily located in Japan and Korea. Our international sales are denominated in U.S. currency. Consequently, a strengthening of the U.S. dollar could increase the price in local currencies of our products in foreign markets and make our products relatively more expensive than competitors' products that are denominated in local currencies, leading to a reduction in sales or profitability in those foreign markets. We have not taken any protective measures against exchange rate fluctuations, such as purchasing hedging instruments with respect to such fluctuations.

     Cost of Product Revenues. Cost of product revenues, which is comprised of materials, labor and manufacturing overhead related to our products, was $14.6 million for the three months ended March 30, 2002 compared to $16.4 million during the corresponding period in 2001. This represented a decrease of $1.8 million, or 11.0% for the three months ended March 30, 2002. For the three months ended March 30, 2002 and March 31, 2001, cost of product revenues as a percentage of sales was 84.4% and 114%, respectively. The decrease in cost of product revenues as a percentage of sales for the three month period ending March 30, 2002 as compared to the three month period ending March 31, 2001 was primarily the result of fixed costs being leveraged over a higher sales volume and increased yields in CyberDisplay production as a result of a design change in the display.

     Research and Development. Research and development expenses (R&D) are incurred under development programs for III-V and CyberDisplay products in support of internal development programs or programs funded by agencies of the U.S. government. R&D costs include staffing, purchases of materials and laboratory supplies, equipment, circuit design costs, fabrication and packaging of display products, and overhead. Funded R&D expense was $800,000 for the three months ended March 30, 2002 compared to $300,000 for the same period in the prior year, an increase of $500,000. Internal R&D expense was $2.5 million for the three months ended March 30, 2002 compared to $2.8 million during the corresponding period in 2001.

     Selling, General and Administrative. Selling, general and administrative expenses (S,G&A) consist of the expenses incurred by our sales and marketing personnel and related expenses, and administrative and general corporate expenses. S,G&A was $3.0 million for the three months ended March 30, 2002 as compared to $3.1 million during the corresponding period in 2001. The change in S,G&A expense from the corresponding period in the prior year is the net result of discontinuing goodwill amortization of approximately $500,000 per quarter as directed by SFAS No. 142, and an increase in the cost of business insurance.

     Other. Other expenses, primarily amortization of patents and licenses, were $300,000 for the three month period ended March 30, 2002 compared to $100,000 during the corresponding period in 2001.

     Other Income, Net. Other income, net, was $700,000 for the three months ended March 30, 2002 compared to $1.0 million during the corresponding period in 2001. The change in other income, net, is a result of less interest income earned due to lower interest rates, partially offset by lower interest expense resulting from the payoff of the Company's long term debt in 2001.

Liquidity and Capital Resources

     We have financed our operations primarily through public and private placements of our equity securities, research and development contract revenues, and sales of our III-V and CyberDisplay products. We believe our available cash resources will support our operations and capital needs for at least the next twelve months.

     As of March 30, 2002, we had cash and equivalents and marketable securities of $104.8 million and working capital of $106.2 million compared to $104.4 million and $106.4 million, respectively, as of December 31, 2001. The increase in cash and equivalents and marketable securities was primarily due to cash provided from operations of $600,000 and proceeds from the exercise of stock options of $500,000, partially offset by capital and investment expenditures of $500,000.

     We lease facilities located in Taunton and Westborough, Massachusetts, Los Gatos, California, and Columbia, Maryland, under non-cancelable operating leases. The Taunton leases expire through May 2010. The Westborough lease expires in October 2003. The Los Gatos lease expires in 2002. The Maryland lease expires in 2005. We are currently obligated to make lease payments of approximately $5.1 million over the remaining terms of these leases, however we expect to enter into new leases during 2002 for the Westborough and Los Gatos facilities.

     We expect to expend approximately $5 million on capital expenditures over the next twelve months, primarily for the acquisition of equipment relating to the production of our III-V and CyberDisplay products.

Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, which is effective January 1, 2002. SFAS No. 142 requires, among other things, a transitional goodwill impairment test. At March 30, 2002 the Company had recorded $12,582,000 and $1,047,000 of Goodwill and Intangible Assets, respectively, which are subject to review under SFAS No. 142. The Company is required to complete its evaluation of the impact of the adoption of SFAS No. 142 by the end of the second quarter of 2002 and has not yet determined the impact of any potential transition adjustment on the Company's recorded goodwill and intangible assets.

     SFAS No. 142 requires discontinuance of goodwill amortization effective January 1, 2002. Goodwill amortization for the three months ended March 31, 2001 was $531,000. For the first quarter of 2001 net loss was $6,769,000 and adjusted net loss, adding back the goodwill amortization for the period, would have been $6,238,000. The adjusted net loss would have had no impact to the Company's basic and diluted net loss per share.

     In August, 2001, the FASB released SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which is effective in 2002. SFAS No. 144 establishes standards for accounting for impairment of long-lived assets used by an entity or held for sale, and provides guidance on developing estimates of cash flows and fair values used in measuring impairments.

     Certain of the statements contained in this Form 10-Q, including Management's Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking statements that involve a number of risks and uncertainties. In addition to the risks and uncertainties set forth in this Form 10-Q, other factors that could cause actual results to differ materially include the following: general economic and business conditions and growth in the flat panel display and the gallium arsenide integrated circuit and materials industries, sales growth of the wireless handset industry, the impact of competitive products and pricing, availability of third party components and wafer substrates, availability of integrated circuit fabrication facilities, cost and yields associated with production of the Company's CyberDisplay imaging devices and HBT transistor wafers, loss of significant customers, acceptance of our products, continuation of strategic relationships, changes in foreign currency exchange rates, and the risk factors and cautionary statements listed from time to time in the Company's periodic reports and registration statements filed with the Securities and Exchange Commission, including but not limited to our Annual Report on 10K for the fiscal year ended December 31, 2001.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

     We invest our excess cash in high quality government and corporate financial instruments which bear minimal risk. We believe that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations, and cash flows should not be material. We sell our products to customers worldwide. We maintain a reserve for potential credit losses. We are exposed to changes in foreign currency exchange primarily through our translation of our foreign subsidiary's financial position, results of operations, and cash flows and the sale of CyberDisplay products to customers in Asia.

PART II. OTHER INFORMATION

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

On April 25, 2002, the Company held an Annual Meeting of Stockholders to consider and vote upon the following three proposals:

(1) A proposal to elect six (6) directors of the Company to serve until the next Annual Meeting of Stockholders and until their successors are duly elected and qualified.

(2) A proposal to ratify an amendment to the Company's 2001 Equity Incentive Plan to increase the number of shares authorized for issuance under the plan.

(3) A proposal to ratify the appointment of Deloitte & Touche LLP as independent public accountants of the Company for the current fiscal year.

Results with respect to the voting on each of the proposals were as follows:

                                             For          Withheld Authority
                                         ----------       ------------------
Proposal 1:  John C.C. Fan               50,125,651          11,398,477
             David E. Brook              49,707,454          11,816,674
             Andrew H. Chapman           60,569,162             954,966
             Morton Collins              60,569,324             954,804
             Chi Chia Hsieh              60,223,685           1,300,443
             Michael A. Wall             60,552,468             971,660

Proposal 2: 40,894,347 votes for; 20,376,865 votes against; 252,916 abstentions;
            and 0 broker non-votes.

Proposal 3: 60,860,502 votes for; 527,804 votes against; 135,822 abstentions;
            and 0 broker non-votes.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   KOPIN CORPORATION
                                   (Registrant)



Date: May 14, 2002                By: /s/ John C.C. Fan
                                      --------------------------------
                                      John C.C. Fan
                                      President, Chief Executive Officer and
                                      Chairman of the Board of Directors
                                      (Principal Executive Officer)

Date: May 14, 2002                By: /s/ Richard A. Sneider
                                      --------------------------------
                                      Richard A. Sneider
                                      Treasurer and Chief Financial Officer
                                      (Principal Financial and Accounting
                                      Officer)