Form 10-Q
period 2002-06-29
KOPIN CORP
filed 2002-08-13
CIK 771266

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR l5(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 29, 2002

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

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                          Outstanding as of July 31, 2002
               -----                          -------------------------------

     Common Stock, par value $ .01                       69,377,981

                                KOPIN CORPORATION

                                      INDEX

                                                                        Page No.
                                                                        -------
RISK FACTORS                                                                3


PART I - FINANCIAL INFORMATION


     Item 1.   Consolidated Financial Statements:

               Consolidated Balance Sheets at June 29, 2002 and             8
               December 31, 2001

               Consolidated Statements of Operations for the three and      9
               six months ended June 29, 2002 and June 30, 2001

               Consolidated Statements of Comprehensive Income (Loss)      10
               for the three and six months ended June 29, 2002 and June 30, 2001

               Consolidated Statements of Stockholders' Equity for the     10
               six months ended June 29, 2002 and June 30, 2001

               Consolidated Statements of Cash Flows for the               11
               six months ended June 29, 2002 and June 30, 2001

               Notes to Unaudited Consolidated Financial Statements        12


     Item 2.   Management's Discussion and Analysis of                     14
               Financial Condition and Results of Operations


     Item 3.   Quantitative and Qualitative Disclosures                    16
               About Market Risk


PART II - OTHER INFORMATION

     Item 4.   Submission of matters to a vote of security holders         16

     Item 6.   Exhibits                                                    16


SIGNATURES                                                                 17

RISK FACTORS

     This Form 10-Q report contains forward-looking statements within the meaning of the securities laws that are based on current expectations, estimates, forecasts and projections about the industries in which Kopin operates, management's beliefs, and assumptions made by management. In addition, other written or oral statements which constitute forward-looking statements may be made by or on behalf of Kopin. Words such as "expects", "anticipates", "intends", "plans", "believes", "could", "seeks", "estimates", and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements, whether as a result of new information, future events or otherwise. Factors that could cause or contribute to such differences in outcomes and results, include, but are not limited to, those discussed below.

     We have experienced a history of losses and have a significant accumulated deficit. Since inception, we have incurred significant net operating losses. As of June 29, 2002 we had an accumulated deficit of $90.5 million. We cannot assure you that we will achieve profitability in the future.

     Our revenue and cash flow could be negatively affected by the loss of any of the few customers who account for a substantial portion of our revenues. Historically, a few customers account for a substantial portion of our revenues. In 2002, Conexant Systems merged their wireless division with Alpha Industries to create Skyworks Solutions, Inc. On a proforma basis, assuming the merger occurred on January 1, 1999, sales of our HBT transistor wafers to Skyworks Solutions would have accounted for approximately 27%, 46%, and 49% of our total revenues for the years ended December 31, 2001, 2000, and 1999, respectively. Sales to Mitsubishi Electric Company, Ltd. were 11% and 13% of our total revenues for the years ended December 31, 2000 and 1999, respectively. For the years ended December 31, 2001, 2000 and 1999, revenues from multiple contracts with various U.S. governmental agencies accounted for approximately 3%, 2%, and 7%, respectively, of our total revenues. We anticipate that sales of our HBT transistor wafers to Skyworks Solutions will continue to represent a significant portion of our revenues for the near future. A reduction or delay in orders from Skyworks Solutions or any of our other significant customers would materially reduce our revenue and cash flow and adversely affect our ability to achieve and maintain profitability.

     If we are unable to significantly increase our CyberDisplay production capacity and reduce our CyberDisplay production costs, our business will suffer. Our CyberDisplay product line currently has significant fixed costs and our ability to achieve profitability in that product line depends upon achieving significant sales volumes and higher gross profit margins. We have limited experience manufacturing display products and have only recently produced our CyberDisplay products at volumes necessary to achieve profitability. If we are unable to maintain our CyberDisplay production levels and reduce manufacturing costs, we may lose customer orders and our display business will return to unprofitability.

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

     We generally do not have long-term contracts with our customers, which makes forecasting our revenues and operating results difficult. We generally do not enter into agreements with our customers obligating them to purchase our products. Our business is characterized by short-term purchase orders and shipment schedules and we generally permit orders to be canceled or rescheduled without significant penalty. As a result, our customers may cease purchasing our products at any time, which makes forecasting our revenues difficult. In addition, due to the absence of substantial non-cancelable backlog, we typically plan our production and inventory levels based on internal forecasts of customer demand, which are highly unpredictable and can fluctuate substantially. Our operating results are difficult to forecast because we are continuing to invest in capital equipment and increasing our operating expenses for new product development. If we fail to accurately forecast our revenues and operating results, our business may not be successful and the value of your investment in Kopin may decline.

     Potential fluctuations in operating results make financial forecasting difficult and could adversely affect the price of our common stock. Our quarterly and annual revenues and operating results may fluctuate significantly for several reasons including:

     o The timing and successful introduction of additional manufacturing capacity;

     o The timing of the initial selection of our III-V and CyberDisplay products as a component in our customers' new products;

     o Availability of interface electronics for our CyberDisplay products supplied by Motorola and other vendors.

     o    Competitive pressures on selling prices of our products;

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

     UMC, as well as several other third parties with which we do business, is located in Taiwan. Due to the earthquake that occurred in Taiwan in 1999 and the typhoon that occurred in Taiwan in September 2001, many Taiwanese companies, including UMC, experienced related business interruptions. UMC has resumed normal operations; however, our business could suffer significantly if UMC's operations were disrupted again for an extended period of time.

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

     We may not be able to operate multiple manufacturing facilities successfully. A critical part of our business strategy is the expansion of our production capacity both internally and using third party manufacturers. We are establishing a second internal facility to manufacture our III-V products. We also are increasing our CyberDisplay product manufacturing capabilities at our Korean subsidiary, Kowon Technology ("Kowon"). In particular, we expect to increasingly rely upon Kowon for back-end packaging of our CyberDisplay products. If we are unable to significantly increase our manufacturing capacity at Kowon, we may be able to manufacture and ship our CyberDisplay products only in limited quantities until replacement foundry services could be obtained.

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

     o The transfer of our manufacturing techniques to additional sites, particularly Kowon;

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

     Our products could infringe on the intellectual property rights of others. Our products could be found to infringe on the intellectual property rights of others. Other companies may hold or obtain patents or inventions or other proprietary rights in technology necessary for our business. If we are forced to defend against infringement claims, we may face costly litigation, diversion of technical and management personnel, and product shipment delays, even if the allegations of infringement are unwarranted. If there is a successful claim of infringement against us and we are unable to develop non-infringing technology or license the infringed or similar technology on a timely basis, or if we are required to cease using one or more of our business or product names due to a successful trademark infringement claim against us, it could adversely affect our business.

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

     We may be unable to grow at our historical growth rates or at all, and if we grow we may be unable to manage our growth effectively. In 1999 and 2000, we experienced significant growth in sales of our III-V and CyberDisplay products. Due to the current slowdown in the wireless and fiber optic communications markets and other general economic conditions, our sales declined in 2001. We cannot assure you that sales will not continue to decrease. In addition, we cannot assure you that our systems, procedures, controls and existing and planned space will be adequate to support our future operations. As a result of these concerns, we cannot be sure that we will grow, or, if we do grow, that we will be able to achieve our historical growth rate.

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

PART I. FINANCIAL INFORMATION

                               KOPIN CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                                  (unaudited)

                                                                                             June 29, 2002    December 31, 2001
                                                                                             -------------    -----------------
Assets
Current assets:
     Cash and equivalents                                                                     $ 66,440,337      $ 74,425,853
     Marketable securities, at fair value                                                       45,806,591        30,009,300
     Accounts receivable, net of allowance of $1,300,000 and $1,350,000
        Billed                                                                                   6,050,521         7,210,570
        Unbilled                                                                                         -            33,975
     Inventory                                                                                   6,537,028         8,713,740
     Prepaid taxes                                                                                 720,675           419,671
     Prepaid expenses and other current assets                                                   1,369,074         3,349,729
                                                                                              ------------      ------------
        Total current assets                                                                   126,924,226       124,162,838

Property, plant and equipment, net                                                              38,027,262        40,813,240

Other assets                                                                                    14,175,106        24,943,792
Goodwill, net                                                                                            -        12,582,383
Intangible assets, net                                                                             991,866         1,146,716
                                                                                              ------------      ------------
        Total assets                                                                          $180,118,460      $203,648,969
                                                                                              ============      ============




Liabilities and Stockholders' Equity
Current liabilities:
     Accounts payable                                                                         $ 11,288,665      $ 12,040,426
     Accrued payroll and expenses                                                                1,562,898           861,733
     Other accrued liabilities                                                                   4,095,502         4,829,868
                                                                                              ------------      ------------
        Total current liabilities                                                               16,947,065        17,732,027

Minority interest                                                                                2,329,590         1,585,980
Commitments and contingencies
Stockholders' equity:
     Preferred stock, par value $.01 per share:  Authorized, 3,000 shares;
        none issued and outstanding                                                                      -                 -
     Common stock, par value $.01 per share: Authorized, 120,000,000 shares;
        issued:  69,374,540 shares in 2002 and 69,045,532 shares in 2001                           693,745           690,455
     Additional paid-in capital                                                                260,293,364       259,141,718
     Accumulated other comprehensive loss                                                       (9,624,804)       (2,369,677)
     Deficit                                                                                   (90,520,500)      (73,131,534)
                                                                                              ------------      ------------
        Total stockholders' equity                                                             160,841,805       184,330,962
                                                                                              ------------      ------------
        Total liabilities and stockholders' equity                                            $180,118,460      $203,648,969
                                                                                              ============      ============


                 See notes to consolidated financial statements.

                                KOPIN CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                       Three Months Ended                Six Months Ended
                                                       ------------------                ----------------
                                                 June 29, 2002   June 30, 2001    June 29, 2002    June 30, 2001
                                                 -------------   -------------   --------------   --------------
Revenues:
    Product revenues                             $   20,114,618  $   9,076,500   $   37,470,506   $   23,487,232
    Research and development revenues                   720,306        161,525          947,362          724,024
                                                 --------------  -------------   --------------   --------------
                                                     20,834,924      9,238,025       38,417,868       24,211,256
Expenses:
    Cost of product revenues                         15,405,542     15,281,644       30,051,134       31,651,047
    Research and development                          4,103,164      4,241,640        7,411,909        7,364,873
    Selling, general and administrative               2,682,197      5,653,851        5,704,399        8,748,779
    Other                                               253,700         45,001          519,126          162,258
    Impairment charge                                         -      5,341,784                -        5,341,784
                                                 --------------  -------------   --------------   --------------
                                                     22,444,603     30,563,920       43,686,568       53,268,741
                                                 --------------  -------------   --------------   --------------

Loss from operations                                 (1,609,679)   (21,325,895)      (5,268,700)     (29,057,485)
Other income and expense:
    Interest and other income                           736,369     21,833,268        1,445,194       22,946,601
    Interest and other expense                         (480,228)       (88,463)        (494,460)        (180,299)
                                                 --------------  -------------   --------------   --------------

Income (loss) before minority interest in            (1,353,539)       418,910       (4,317,966)      (6,291,183)
income of subsidiary
Minority interest in income of subsidiary              (268,468)       (67,243)        (488,617)        (126,293)
                                                 --------------  -------------   --------------   --------------

Income (loss) before cumulative effect of            (1,622,007)       351,667       (4,806,583)      (6,417,476)
accounting change
Cumulative effect of accounting change                        -              -      (12,582,383)               -
                                                 --------------  -------------   --------------   --------------

Net income (loss)                                $   (1,622,007) $     351,667   $  (17,388,966)  $   (6,417,476)
                                                 ==============  =============   ==============   ==============

Income (loss) before cumulative effect of
 accounting change per share:
   Basic                                         $         (.02) $         .01   $         (.07)  $         (.10)
                                                 ==============  =============   ==============   ==============
   Diluted                                       $         (.02) $         .01   $         (.07)  $         (.10)
                                                 ==============  =============   ==============   ==============
Cumulative effect of accounting change per
share:
   Basic                                         $            -  $           -   $         (.18)  $            -
                                                 ==============  =============   ==============   ==============
   Diluted                                       $            -  $           -   $         (.18)  $            -
                                                 ==============  =============   ==============   ==============

Net income (loss) per share:

   Basic                                         $         (.02) $         .01   $         (.25)  $         (.10)
                                                 ==============  =============   ==============   ==============
   Diluted                                       $         (.02) $         .01   $         (.25)  $         (.10)
                                                 ==============  =============   ==============   ==============


Weighted average number of common shares
outstanding:
   Basic                                             69,350,065     64,990,865       69,256,593       64,938,553
                                                 ==============  =============   ==============   ==============
   Diluted                                           69,350,065     67,917,847       69,256,593       64,938,553
                                                 ==============  =============   ==============   ==============

                 See notes to consolidated financial statements.

                                KOPIN CORPORATION

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (unaudited)

                                                       Three Months Ended                  Six Months Ended
                                                       ------------------                  ----------------
                                                June 29, 2002     June 30, 2001      June 29, 2002     June 30, 2001
                                               --------------    --------------     --------------    --------------
Net income (loss)                              $ (1,622,007)       $   351,667       $(17,388,966)      $  (6,417,476)
Foreign currency translation adjustments            535,460             (2,473)           522,425             (11,953)
Reclassification of unrealized (loss)
  to realized (loss)                             (1,681,889)                 -         (1,681,889)                  -
Unrealized gain (loss) on marketable
  securities, net                                (4,932,892)         3,501,872         (6,095,663)          3,706,388
                                               ------------        -----------       ------------       -------------
Comprehensive income (loss)                    $ (7,701,328)       $ 3,851,066       $(24,644,093)      $  (2,723,041)
                                               ============        ===========       ============       =============


                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                Six months ended June 29, 2002 and June 30, 2001
                                   (unaudited)


                                          Common Stock       Additional                 Accumulated Other
                                          ------------       Paid-in        Deferred     Comprehensive
                                        Shares     Amount    Capital      Compensation   Income (Loss)      Deficit     Total
                                        ------     ------    -------      ------------   -------------      -------     -----
Balance, December 31, 2000            64,681,116 $  646,811  $ 216,274,520   $ (55,015)   $    328,395  $(50,418,146)  $166,776,565

 Exercise of stock options               384,470      3,845      1,180,742          --              --            --      1,184,587

 Amortization of compensation
   relating to grant of stock options         --         --             --      27,510                            --         27,510


 Net unrealized gain on marketable
   securities                                 --         --             --          --       3,706,388            --      3,706,388

 Foreign currency translation
   adjustments                                --         --             --          --         (11,953)                     (11,953)

 Net loss for the six-month
   period ended June 30, 2001                 --         --             --          --              --    (6,417,476)    (6,417,476)
                                      ---------- ----------  -------------   ---------    ------------  ------------   ------------

Balance, June 30, 2001                65,065,586 $  650,656  $ 217,455,262   $ (27,505)   $  4,022,830  $(56,835,622)  $165,265,621
                                      ========== ==========  =============   =========    ============  ============   ============


Balance, December 31, 2001            69,045,532 $  690,455  $ 259,141,718          --    $ (2,369,677) $(73,131,534)  $184,330,962

  Exercise of stock options              329,008      3,290      1,151,646          --              --            --      1,154,936

  Net unrealized loss on marketable
   securities                                 --         --             --          --      (7,777,552)           --     (7,777,552)

  Foreign currency translation
   adjustments                                --         --             --          --         522,425            --        522,425

  Net loss for the six-month
   period ended June 29, 2002                 --         --             --          --              --   (17,388,966)   (17,388,966)
                                      ---------- ---------- --------------    --------    ------------  ------------   ------------

Balance, June 29, 2002                69,374,540 $  693,745  $ 260,293,364          --    $ (9,624,804) $(90,520,500)  $160,841,805
                                      ========== ========== ==============    ========    ============  ============   ============

                 See notes to consolidated financial statements.

                                KOPIN CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (unaudited)

                                                                                              Six months ended
                                                                                              ----------------
                                                                                      June 29, 2002       June 30, 2001
                                                                                      -------------       -------------
Cash flows from operating activities:
  Net loss                                                                           $  (17,388,966)     $   (6,417,476)
  Adjustments to reconcile net loss
     to net cash provided by (used in) operating activities:
    Depreciation and amortization                                                         5,151,586           6,264,847
    Amortization of stock option compensation                                                     -              27,510
    Minority interest in income of subsidiary                                               488,617             126,293
    Impairment charge                                                                             -           5,341,784
    Net (gain) loss on investment activity                                                  364,726         (20,882,382)
    Cumulative effect of accounting change                                               12,582,383                   -
    Changes in assets and liabilities:
       Accounts receivable                                                                1,405,841           9,024,283
       Inventory                                                                          2,380,059          (3,474,002)
       Prepaid expenses and other current assets                                          1,742,131           5,884,698
       Intangible assets                                                                          -             148,313
       Accounts payable and accrued expenses                                             (1,165,172)          2,742,000
                                                                                     --------------      --------------
       Net cash provided by (used in) operating activities                                5,561,205          (1,214,132)
                                                                                     --------------      --------------

Cash flows from investing activities:
  Marketable securities                                                                 (16,241,164)          2,666,331
  Other assets                                                                            3,074,004            (727,174)
  Capital expenditures                                                                   (1,830,027)         (6,934,367)
                                                                                     --------------      --------------
       Net cash used in investing activities                                            (14,997,187)         (4,995,210)
                                                                                     --------------      --------------

Cash flows from financing activities:
  Principal payment on long-term obligations                                                      -            (500,000)
  Proceeds from exercise of stock options                                                 1,154,936           1,184,587
                                                                                     --------------      --------------
       Net cash provided by financing activities                                          1,154,936             684,587
                                                                                     --------------      --------------

Effect of exchange rate changes on cash                                                     295,530             (46,490)
                                                                                     --------------      --------------

Net decrease in cash and equivalents                                                     (7,985,516)         (5,571,245)

Cash and equivalents, beginning of period                                                74,425,853          13,332,973
                                                                                     --------------      --------------
Cash and equivalents, end of period                                                  $   66,440,337      $    7,761,728
                                                                                     ==============      ==============

Supplementary information - Interest paid in cash                                    $            -      $      106,279

                 See notes to consolidated financial statements.

                                KOPIN CORPORATION

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.     BASIS OF PRESENTATION

The consolidated financial statements for the six months ended June 29, 2002 and June 30, 2001 are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. Effective January 1, 2002 the Company recorded the cumulative effect of an accounting change resulting from the adoption of Statement of Financial Accounting Standard No.142 (SFAS No. 142), Goodwill and Other Intangible Assets. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Kopin Corporation's (the "Company's") Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") (File No. 0-19882) for the year ended December 31, 2001.

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

2.     FOREIGN CURRENCY TRANSLATION

Assets and liabilities of non-U.S. operations are translated into U.S. dollars at period end exchange rates, and revenues and expenses at rates prevailing during the quarter. Resulting translation adjustments are recorded as part of accumulated other comprehensive income (loss) and aggregate $478,277 of unrealized gain at June 29, 2002. Transaction gains or losses are recognized in income or loss currently.

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

4.     INVENTORY

Inventory is stated at the lower of cost (first in, first out method) or market and consists of the following:

                                    June 29, 2002              December 31, 2001
                                    -------------              -----------------

        Raw Materials               $  3,816,610                  $  7,583,247
        Work in Progress               2,073,666                       900,889
        Finished Goods                   646,752                       229,604
                                    ------------                --------------
        Total Inventory             $  6,537,028                  $  8,713,740
                                    ============                ==============

5.     OTHER CURRENT AND NON-CURRENT ASSETS

Other assets consist primarily of marketable and non-marketable securities in various companies. Non-marketable equity securities are carried at cost and aggregated $3,551,000 and $3,890,000 at June 29, 2002 and December 31, 2001,
respectively.

During the six months ended June 30, 2001, the Company exchanged its interest in Kendin Communications, Inc. (Kendin) for 986,054 shares of Micrel Incorporated (Micrel) common stock, as part of Micrel's acquisition of Kendin, and recorded a net gain of $24,600,000 on the exchange. Following this transaction, the Company has accounted for its investment in Micrel common stock as available-for-sale securities. Also during the six months ended June 30, 2001, the Company recognized a write-down of $5,667,000 of certain non marketable securities as a result of an other than temporary decline in their value. The net gain related to these transactions of $20.9 million is included in interest and other income in the consolidated statement of operations for the six months ended June 30, 2001.

During the quarter ended June 29, 2002, as the result of the lapse of a contingency period related to the sale of Kendin, the Company received 115,448 shares of Micrel common stock which were previously held in escrow. During the quarter the Company sold 249,448 shares of Micrel and recognized a net loss of $.1 million on these transactions. The Company held 652,054 shares of Micrel common stock as of June 29, 2002.

Non-current marketable securities, which consist primarily of the Company's investment in the common stock of Micrel, are carried at fair-value. The fair-value of non-current marketable securities was $9,356,975 at June 29, 2002. Gross unrecognized losses on non-current marketable securities were $9,754,404 at June 29, 2002.

6.     RECENT ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." This statement changed the accounting for goodwill and indefinite-lived intangible assets from an amortization approach to an impairment-only approach. In addition, SFAS No. 142 ceased the amortization of goodwill.

As of January 1, 2002, the Company had $12,582,383 of goodwill related to the October 2000 acquisition of Super Epitaxial Products, Inc. Using the SFAS No. 142 approach described above, the Company recorded a transitional goodwill impairment charge of $12,582,383, which is presented as a cumulative effect of accounting change in the consolidated statements of operations. The transitional impairment charge resulted from application of the new impairment methodology introduced by SFAS No. 142. The Company estimated the fair value of the impacted reporting unit using a discounted cash flow model.

Effective January 1, 2002, goodwill amortization was discontinued. Goodwill amortization for periods prior to January 1, 2002 is included in selling, general and administrative expenses. The following tables reconcile net income
(loss) and per share results adjusted for the implementation of SFAS No. 142 for all periods presented:

                                                           Three months ended                  Six months ended
                                                           ------------------                  ----------------
                                                     June 29, 2002    June 30, 2001     June 29, 2002    June 30, 2001
                                                     -------------    -------------     -------------    -------------
Income (loss) before cumulative effect of
accounting change                                       $(1,622,007)    $351,667       $ (4,806,583)     $(6,417,476)

Add back: goodwill amortization                                   -      531,500                  -        1,063,000
                                                        -----------     --------       ------------      -----------

Adjusted net income (loss) before cumulative
effect of accounting change                              (1,622,007)     883,167         (4,806,583)      (5,354,476)
                                                        -----------     --------       ------------      -----------

Cumulative effect of accounting change                            -            -        (12,582,383)               -

Adjusted net income (loss)                              $(1,622,007)    $883,167       $(17,388,966)     $(5,354,476)
                                                        ===========     ========       ============      ===========

Adjusted income (loss) per share for all periods presented are the same amounts for both basic and diluted earnings per share and are as follows:

                                                           Three months ended                  Six months ended
                                                           ------------------                  ----------------
                                                     June 29, 2002    June 30, 2001    June 29, 2002     June 30, 2001
                                                     -------------    -------------    -------------     -------------
Adjusted net income (loss) before
cumulative effect of accounting change
per share - basic and diluted                           $     (.02)     $    .01       $      (.07)      $     (.08)

Cumulative effect of accounting change
per share - basic and diluted                           $        -      $      -       $      (.18)      $        -
                                                        -----------     --------       ------------      -----------

Net income (loss) per share - basic and diluted         $     (.02)     $    .01       $      (.25)      $     (.08)
                                                        ===========     ========       ============      ===========

In August 2001, the FASB released SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which is effective in 2002. SFAS No. 144 establishes standards for accounting for impairment of long-lived assets used by an entity or held for sale, and provides guidance on developing estimates of cash flows and fair values used in measuring impairments.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

         Certain of the statements contained in this Form 10-Q, including Management's Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking statements that involve a number of risks and uncertainties. In addition to the risks and uncertainties set forth in this Form 10-Q, other factors that could cause actual results to differ materially include, without limitation, the following: general economic and business conditions and growth in the flat panel display and the gallium arsenide integrated circuit and materials industries, sales growth of the wireless handset industry, the successful introduction of our CyberLite product, the impact of competitive products and pricing, availability of integrated circuit fabrication facilities, cost and yields associated with production of the Company's CyberDisplay imaging devices and HBT transistor wafers, availability of interface electronic chips to run our CyberDisplay products, loss of significant customers, acceptance of our products, continuation of strategic relationships, changes in foreign currency exchange rates, and the risk factors and cautionary statements listed from time to time in the Company's periodic reports and registration statements filed with the Securities and Exchange Commission, including but not limited to our Annual Report on 10K for the fiscal year ended December 31, 2001.

BUSINESS MATTERS

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

         We have two principal components of revenues: product revenues and research and development revenues. Product revenues consist of sales of our III-V products, principally gallium arsenide ("GaAs") HBT transistor wafers, and our line of CyberDisplay products. Our GaAs HBT transistor wafers and our CyberDisplay products are used primarily in wireless handsets and camcorders, respectively. For the six month period ended June 29, 2002, we had product revenues of $37.5 million, or 97.5% of total revenues compared to $23.5 million, or 97.0% of total revenues for the same period in 2001.

         Research and development revenues consist primarily of development contracts with agencies of the U.S. government for advanced displays. For the six months ended June 29, 2002, research and development revenues were $.9 million, or 2.5% of total revenues compared to $.7 million, or 3.0% of total revenues for the same period in 2001.

Results of Operations

         Revenues. Our total revenues for the three and six months ended June 29, 2002 were $20.8 million and $38.4 million, respectively, compared to $9.2 million and $24.2 million during the corresponding periods in 2001. This represents an increase of approximately $11.6 million and $14.2 million for the three and six months ended June 29, 2002, respectively. Our product revenues were $20.1 million and $37.5 million for the three and six months ended June 29, 2002 compared to $9.1 million and $23.5 million for the corresponding periods in 2001, increases of approximately $11.0 million and $14.0 million respectively. For the six months ended June 29, 2002, III-V and CyberDisplay product sales were $17.1 million and $20.4 million, respectively, as compared to $14.6 million and $8.9 million, respectively, for the six months ended June 30, 2001. Research and development revenues for the three and six months ended June 29, 2002 were $.7 million and $.9 million compared to $.2 million and $.7 million for the same periods in 2001. The increase in III-V product revenues is attributable to increased demand from customers who incorporate our GaAs HBT transistor wafers into components used in wireless handsets. The increase in CyberDisplay product sales is a result of additional design wins from new camcorder customers and increased penetration into the product lines of existing camcorder customers.

         International sales represented 57% and 54% of revenues for the six months ended June 29, 2002 and June 30, 2001, respectively. The increase is attributable to an increase in sales of CyberDisplay products to consumer electronic manufacturers primarily located in Japan and Korea. Our international sales are primarily denominated in U.S. currency. Consequently, a strengthening of the U.S. dollar could increase the price in local currencies of our products in foreign markets and make our products relatively more expensive than competitors' products that are denominated in local currencies, leading to a reduction in sales or profitability in those foreign markets. In addition, sales of our CyberDisplay products in Korea are transacted through our Korean subsidiary, Kowon. Kowon's sales are primarily denominated in U.S. dollars, however Kowon's operating costs are denominated in Korean won. As a result, our financial position and results of operations are subject to exchange rate fluctuations. We have not taken any protective measures against exchange rate fluctuations, such as purchasing hedging instruments with respect to such fluctuations, because of the relatively stable exchange rate between the Japanese yen, the Korean won and the U.S. dollar.

         Cost of Product Revenues. Cost of product revenues, which is comprised of materials, labor and manufacturing overhead related to our products, was $15.4 million and $30.1 million, respectively, for the three and six months ended June 29, 2002 compared to $15.3 million and $31.7 million during the corresponding periods in 2001. For the six months ended June 29, 2002 and June 30, 2001, cost of product revenues as a percentage of product sales was 80.2% and 134.8%, respectively. The decrease in cost of product revenues as a percentage of sales for the six month period ended June 29, 2002 as compared to the six month period ended June 30, 2001 was primarily the result of fixed costs being leveraged over a higher sales volume, lower raw materials cost, and increased yields in CyberDisplay production, partially as a result of a design change in the display.

         Research and Development. Research and development expenses (R&D) are incurred under development programs for III-V products, CyberDisplay products and other products, including our recently announced CyberLite light emitting diode, in support of internal development programs or programs funded by agencies of the U.S. government. R&D costs include staffing, purchases of materials and laboratory supplies, equipment, circuit design costs, fabrication and packaging of display products, and overhead. Funded R&D expense was $1.0 million and $1.8 million for the three and six months ended June 29, 2002 compared to $.7 million and $1.0 million for the same periods in the prior year, representing increases of $.3 million and $.8 million, respectively. Internal R&D expense was $3.1 million and $5.6 million for the three and six months ended June 29, 2002, respectively, compared to $3.5 million and $6.4 million during the corresponding periods in 2001.

     Selling, General and Administrative. Selling, general and administrative expenses (S,G&A) consist of the expenses incurred by our sales and marketing personnel and related expenses, and administrative and general corporate expenses. S,G&A was $2.7 million and $5.7 million for the three and six months ended June 29, 2002 as compared to $5.7 million and $8.7 million during the corresponding periods in 2001. The reduction in S,G&A expense from the corresponding period in the prior year is the result of discontinuing goodwill amortization of approximately $1.0 million, as directed by SFAS No. 142, and lower legal and patent maintenance fees of $1.1 million and bad debt expenses of $1.0 million.

     Other. Other expenses, consisting of amortization of patents and our share of the net losses of our equity investments, were approximately $250,000 and $519,000 for the three and six month periods ended June 29, 2002, respectively, compared to approximately $45,000 and $162,000 during the corresponding periods in 2001. The increase is due to increased losses from our equity investments.

     Other Income and Expenses. Other income, net, was $.3 million and $1.0 million for the three and six months ended June 29, 2002 compared to $21.7 million and $22.8 million during the corresponding periods in 2001. Included in the three and six months ended June 29, 2002 were approximately $286,000 and $7,000 of foreign exchange losses, respectively, resulting from our Korean subsidiary, Kowon. During the three month period ended June 30, 2001 we exchanged our interest in Kendin Communications, Inc. (Kendin) for shares of Micrel, Incorporated (Micrel) as a result of Micrel's acquisition of Kendin. We recorded a net gain of $20.9 million as a result of this exchange and the write-down of certain investments in semiconductor companies due to an other than temporary decline in their value during the quarter ended June 30, 2001.

Liquidity and Capital Resources

     We have financed our operations primarily through public and private placements of our equity securities, research and development contract revenues, and sales of our III-V and CyberDisplay products. We believe our available cash resources will support our operations and capital needs for at least the next twelve months.

     As of June 29, 2002, we had cash and equivalents and marketable securities of $112.2 million and working capital of $110.0 million compared to $104.4 million and $106.4 million, respectively, as of December 31, 2001. During the six month period ended June 29, 2002 the increase in cash and equivalents and marketable securities was primarily due to cash provided from operations of $5.6 million, and proceeds from the exercise of stock options of $1.2 million and the sale of investments of $3.0 million, partially offset by capital and investment expenditures of $1.8 million.

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

     We expect to expend approximately $5.0 million on capital expenditures over the next twelve months, primarily for the acquisition of equipment relating to the production of our III-V, CyberDisplay and other products.

Recent Accounting Pronouncements

     Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." This statement changed the accounting for goodwill and indefinite-lived intangible assets from an amortization approach to an impairment-only approach. In addition, SFAS No. 142 ceased the amortization of goodwill.

     As of January 1, 2002, the Company had $12,582,383 of goodwill related to the October 2000 acquisition of Super Epitaxial Products, Inc. Using the SFAS No. 142 approach described above, the Company recorded a transitional goodwill impairment charge of $12,582,383, which is presented as a cumulative effect of accounting change in the consolidated statements of operations. The transitional impairment charge resulted from application of the new impairment methodology introduced by SFAS No. 142.

     Effective January 1, 2002, goodwill amortization was discontinued. Goodwill amortization for periods prior to January 1, 2002 is included in selling, general and administrative expenses.

     In August 2001, the FASB released SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which is effective in 2002. SFAS No. 144 establishes standards for accounting for impairment of long-lived assets used by an entity or held for sale, and provides guidance on developing estimates of cash flows and fair values used in measuring impairments.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We invest our excess cash in high quality government and corporate financial instruments which bear minimal risk. We believe that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations and cash flows should not be material. Included in other assets is an equity investment in Micrel, Inc. (Micrel) totaling $9,356,975 which is subject to declines in value because of either specific operating issues at Micrel or an overall decline in the stock market. We sell our products to customers worldwide. We maintain a reserve for potential credit losses. We are exposed to changes in foreign currency exchange rates primarily through our translation of our foreign subsidiary's financial position and results of operations, and transaction gains and losses as a result of non U.S. dollar denominated cash flows related to business activities in Asia.

PART II. OTHER INFORMATION

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We published all of the information called for by this item in our Quarterly Report on Form 10Q for the quarter ended March 30, 2002 filed on May 15, 2002.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

10.26 Amended and Restated Employment Agreement between the company and Dr. John C.C. Fan, dated as of February 20, 2002.

(b)      Reports on Form 8-K

         On June 10, 2002 we filed a current report on Form 8-K pursuant to
         Item 5 thereof, attaching as an exhibit a copy of a press release disseminated publicly on June 10, 2002 in which we reaffirmed guidance concerning our revenue expectations for the second quarter ending
         June 29, 2002.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             KOPIN CORPORATION
                                             (Registrant)



Date: August 12, 2002                    By: /s/ John C.C. Fan
                                             ----------------------------------
                                             John C.C. Fan
                                             President, Chief Executive Officer
                                             and Chairman of the Board of
                                             Directors (Principal Executive
                                             Officer)



Date: August 12, 2002                    By: /s/ Richard A. Sneider
                                             ----------------------------------
                                             Richard A. Sneider
                                             Treasurer and Chief Financial
                                             Officer (Principal Financial and
                                             Accounting Officer)