Form 10-Q
period 2002-09-28
KOPIN CORP
filed 2002-11-12
CIK 771266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR l5(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 28, 2002

Commission file number 0-19882

KOPIN CORPORATION
(Exact name of registrant as specified in its charter)
Delaware	04-2833935
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

695 Myles Standish Blvd., Taunton, MA	02780-1042
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (508) 824-6696

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or l5(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]    No [ ]

Inidicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X]    No [ ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 31, 2002
Common Stock, par value $ .01	69,382,731

KOPIN CORPORATION

RISK FACTORS

This Form 10-Q report contains forward-looking statements within the meaning of the securities laws that are based on current expectations, estimates, forecasts and projections about the industries in which Kopin operates, management’s beliefs, and assumptions made by management. In addition, other written or oral statements which constitute forward-looking statements may be made by or on behalf of Kopin. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “could”, “seeks”, “estimates”, and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements, whether as a result of new information, future events or otherwise. Factors that could cause or contribute to such differences in outcomes and results, include, but are not limited to, those discussed below.

We have experienced a history of losses and have a significant accumulated deficit.    Since inception, we have incurred significant net operating losses. As of September 28, 2002 we had an accumulated deficit of $89.9 million. We cannot assure you that we will achieve profitability in the future.

Our revenue and cash flow could be negatively affected by the loss of any of the few customers who account for a substantial portion of our revenues.    A few customers account for a substantial portion of our revenues. In 2002, Conexant Systems merged their wireless division with Alpha Industries to create Skyworks Solutions, Inc. On a pro forma basis, assuming the merger occurred on January 1, 1999, sales of our HBT transistor wafers to Skyworks Solutions would have accounted for approximately 27%, 46%, and 49% of our total revenues for the years ended December 31, 2001, 2000, and 1999, respectively. Sales to Mitsubishi Electric Company, Ltd. were 11% and 13% of our total revenues for the years ended December 31, 2000 and 1999, respectively. For the years ended December 31, 2001, 2000 and 1999, revenues from multiple contracts with various U.S. governmental agencies accounted for approximately 3%, 2%, and 7%, respectively, of our total revenues. We anticipate that sales of our HBT transistor wafers to Skyworks Solutions will continue to represent a significant portion of our revenues for the near future. However, we typically negotiate terms for the sale of our HBT transistor wafers to Skyworks Solutions for the subsequent 12 month period, commencing each September and as of November 2002 we had not finalized an agreement with Skyworks Solutions relating to the sale of our HBT transistor wafers for the next 12 months. One of the issues to be resolved in our negotiations with Skyworks Solutions is their desire to find a second source for HBT transistor wafers. We believe that historically we provide the vast majority of HBT transistor wafers to both Alpha Industries and Conexant Systems. Accordingly our negotiations could result in Kopin supplying a smaller percentage of Skywork Solutions HBT transitor wafer requirements. A failure to reach an agreement with Skyworks Solutions or a delay in orders from Skyworks Solutions or any of our other significant customers would materially reduce our revenue and cash flow and adversely affect our ability to achieve profitability.

If we are unable to significantly increase our CyberDisplay production capacity and reduce our CyberDisplay production costs, our business will suffer.    Our CyberDisplay product line currently has significant fixed costs and our ability to achieve profitability in that product line depends upon achieving significant sales volumes and higher gross profit margins. We have limited experience manufacturing display products and have only recently produced our CyberDisplay products at volumes necessary to achieve profitability. If we are unable to maintain our CyberDisplay production levels and reduce manufacturing costs, we may lose customer orders and our display business will become unprofitable.

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

Our success depends on the growth and evolution of the wireless and fiber optic communications markets.    Sales of products for wireless and fiber optic communications applications constitute a significant portion of our current and projected product revenues and cash flows. We are dependent on customer orders for these products for wireless and fiber optic communications applications, which in turn depend on the current and anticipated market demand for wireless and fiber optic communications in general. For the year ended December 31, 2001, product revenues from the sale of our III-V products declined compared to the prior year as a result of worldwide inventory accumulation in the supply chain of wireless and fiber optic communications products and related components. The deferral or cancellation of customer orders due to excessive inventory or lack of demand will adversely impact our results of operations.

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

Potential fluctuations in operating results make financial forecasting difficult and could adversely affect the price of our common stock.    Our quarterly and annual revenues and operating results may fluctuate significantly for several reasons including:

•	The timing and successful introduction of additional manufacturing capacity;

•	The timing of the initial selection of our III-V and CyberDisplay products as a component in our customers’ new products;

•	Availability of interface electronics for our CyberDisplay products supplied by Motorola and other vendors.

•	Competitive pressures on selling prices of our products;

•	The timing and cancellation of customer orders;

•	Our ability to introduce new products and technologies on a timely basis;

•	Our ability to successfully reduce costs;

•	The cancellation of U.S. government contracts; and

•	Our ability to secure agreements from our major customers for the purchase of our products.

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

UMC, as well as several other third parties with which we do business, is located in Taiwan. Due to the earthquake that occurred in Taiwan in 1999 and the typhoon that occurred in Taiwan in September 2001, many Taiwanese companies, including UMC, experienced related business interruptions. UMC has resumed normal operations; however, our business could suffer significantly if UMC’s operations were disrupted again for an extended period of time, due to natural disaster or political unrest.

We depend on third parties to provide integrated circuit chip sets and other critical raw materials for use with our CyberDisplay products.    We do not manufacture the integrated circuit chip sets necessary for use with our CyberDisplay products. Instead, we rely on third party independent contractors for these integrated circuit chip sets and other critical raw materials. Motorola currently produces all integrated circuit chip sets used with our CyberDisplay products in camcorders. If Motorola or any other third party were unable or unwilling to supply these integrated circuit chip sets or other critical raw materials, we would be unable to sell our CyberDisplay products until a replacement supplier could be found. We cannot assure you that a replacement supplier could be found on reasonable terms or in a timely manner. In the three month period ended September 30, 2000, two of our vendors could not supply the quantity or quality of critical raw materials we needed. As a result, we were unable to meet customer demand and our manufacturing yield and gross margins were adversely affected. Any interruption in our ability to manufacture and distribute our CyberDisplay products could cause our display business to be unsuccessful and the value of your investment in Kopin may decline.

We may not be able to operate multiple manufacturing facilities successfully.    A critical part of our business strategy is the expansion of our production capacity both internally and using third party manufacturers. We are establishing a second internal facility to manufacture our III-V products. We also are increasing our CyberDisplay product manufacturing capabilities at our Korean subsidiary, Kowon Technology (“Kowon”). In particular, we expect to increasingly rely upon Kowon for back-end packaging of our CyberDisplay products. If we are unable to significantly increase our manufacturing capacity at Kowon, we may be able to manufacture and ship our CyberDisplay products only in limited quantities until replacement foundry services could be obtained.

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

Additionally, we cannot be sure that any new or expanded manufacturing facilities will have operating results similar to those of our current facilities. Any failure to effectively implement our expansion strategy would adversely impact our ability to grow our business.

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

We may be unable to grow at our historical growth rates or at all, and if we grow we may be unable to manage our growth effectively.    In 1999 and 2000, we experienced significant growth in sales of our III-V and CyberDisplay products. We believe that the high growth rates of 1999 and 2000, driven principally by sales of our HBT Transistor wafers, was the result of the adoption of digital wireless handsets. Due to a significant slowdown in the wireless and fiber optic communication markets and other general economic conditions, our sales declined in 2001. In addition, we cannot assure you that our systems, procedures, controls and existing and planned space will be adequate to support our future operations. As a result of these concerns, we cannot be sure that we will grow, or, if we do grow, that we will be able to achieve our historical growth rate.

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

PART I.    FINANCIAL INFORMATION

KOPIN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 28, 2002	December 31, 2001
Assets
Current assets:
Cash and equivalents	$67,684,252	$74,425,853
Marketable securities, at fair value	50,573,997	30,009,300
Accounts receivable, net of allowance of $1,300,000 and $1,350,000
Billed	7,160,674	7,210,570
Unbilled	—	33,975
Inventory	5,823,644	8,713,740
Prepaid taxes	544,650	419,671
Prepaid expenses and other current assets	1,060,514	3,349,729

Total current assets	132,847,731	124,162,838

Property, plant and equipment, net	37,394,857	40,813,240
Other assets	8,201,699	24,943,792
Goodwill, net	—	12,582,383
Intangible assets, net	936,366	1,146,716

Total assets	$179,380,653	$203,648,969

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$12,968,746	$12,040,426
Accrued payroll and expenses	1,733,730	861,733
Other accrued liabilities	5,141,770	4,829,868

Total current liabilities	19,844,246	17,732,027

Minority interest	2,628,029	1,585,980
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, par value $.01 per share: Authorized, 3,000 shares;
none issued and outstanding	—	—
Common stock, par value $.01 per share: Authorized, 120,000,000 shares; issued: 69,380,150 shares in 2002 and 69,045,532 shares in 2001	693,801	690,455
Additional paid-in capital	260,323,088	259,141,718
Accumulated other comprehensive loss	(14,179,545)	(2,369,677)
Deficit	(89,928,966)	(73,131,534)

Total stockholders’ equity	156,908,378	184,330,962

Total liabilities and stockholders’ equity	$179,380,653	$203,648,969

See notes to condensed consolidated financial statements.

KOPIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2002	September 29, 2001	September 28, 2002	September 29, 2001
Revenues:
Product revenues	$21,232,887	$11,973,948	$58,703,393	$35,461,180
Research and development revenues	653,933	288,767	1,601,295	1,012,791

	21,886,820	12,262,715	60,304,688	36,473,971

Expenses:
Cost of product revenues	15,387,140	15,786,776	45,438,274	47,437,823
Research and development	3,664,545	3,716,779	11,076,454	11,081,651
Selling, general and administrative	2,509,724	3,120,778	8,214,123	11,869,557
Other	55,500	120,907	210,350	283,166
Impairment charge	—	—	—	5,341,784

	21,616,909	22,745,240	64,939,201	76,013,981

Income (loss) from operations	269,911	(10,482,525)	(4,634,513)	(39,540,010)
Other income and expense:
Interest and other income	789,830	1,499,005	1,870,748	24,445,606
Interest and other expense	(121,668)	(126,981)	(616,128)	(307,280)

Income (loss) before minority interest in income of subsidiary	938,073	(9,110,501)	(3,379,893)	(15,401,684)
Minority interest in income of subsidiary	(346,539)	(124,033)	(835,156)	(250,326)

Income (loss) before cumulative effect of accounting change	591,534	(9,234,534)	(4,215,049)	(15,652,010)
Cumulative effect of accounting change	—	—	(12,582,383)	—

Net income (loss)	$591,534	$(9,234,534)	$(16,797,432)	$(15,652,010)

Income (loss) before cumulative effect of accounting change per share:
Basic	$.01	$(.14)	$(.06)	$(.24)

Diluted	$.01	$(.14)	$(.06)	$(.24)

Cumulative effect of accounting change per share:
Basic	$—	$—	$(.18)	$—

Diluted	$—	$—	$(.18)	$—

Net income (loss) per share:
Basic	$0.01	$(.14)	$(.24)	$(.24)

Diluted	$0.01	$(.14)	$(.24)	$(.24)

Weighted average number of common shares outstanding:
Basic	70,014,745	65,211,380	69,298,069	65,069,273

Diluted	70,014,745	65,211,380	69,298,069	65,069,273

See notes to condensed consolidated financial statements.

KOPIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2002	September 29, 2001	September 28, 2002	September 29, 2001
Net income (loss)	$591,534	$(9,234,534)	$(16,797,432)	$(15,652,010)
Foreign currency translation adjustments	(98,546)	(20,765)	423,879	(32,718)
Reclassification of unrealized loss to realized loss	—	—	(1,681,889)	—
Unrealized gain (loss) on marketable securities, net	(4,456,195)	(11,064,997)	(10,551,858)	(7,358,609)

Comprehensive loss	$(3,963,207)	$(20,320,296)	$(28,607,300)	$(23,043,337)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Nine months ended September 28, 2002 and September 29, 2001
(unaudited)

	Common Stock		Additional Paid-in Capital	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Deficit	Total
	Shares	Amount
Balance, December 31, 2000	64,681,116	$646,811	$216,274,520	$(55,015)	$328,395	$(50,418,146)	$166,776,565
Exercise of stock options	715,330	7,153	2,496,890	—	—	—	2,504,043
Amortization of compensation relating to grant of stock options	—	—	—	41,265		—	41,265
Net unrealized gain on marketable securities	—	—	—	—	(7,358,609)	—	(7,358,609)
Foreign currency translation adjustments	—	—	—	—	(32,718)		(32,718)
Net loss for the nine-month period ended September 29, 2001	—	—	—	—	—	(15,652,010)	(15,652,010)

Balance, September 29, 2001	65,396,446	$653,964	$218,771,410	$(13,750)	$(7,062,932)	$(66,070,156)	$146,278,536

Balance, December 31, 2001	69,045,532	$690,455	$259,141,718	—	$(2,369,677)	$(73,131,534)	$184,330,962
Exercise of stock options	334,618	3,346	1,181,370	—	—	—	1,184,716
Net unrealized loss on marketable securities	—	—	—	—	(12,233,747)	—	(12,233,747)
Foreign currency translation adjustments	—	—	—	—	423,879	—	423,879
Net loss for the nine-month period ended September 28, 2002	—	—	—	—	—	(16,797,432)	(16,797,432)

Balance, September 28, 2002	69,380,150	$693,801	$260,323,088	—	$(14,179,545)	$(89,928,966)	$156,908,378

See notes to condensed consolidated financial statements.

KOPIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended
	September 28, 2002	September 29, 2001
Cash flows from operating activities:
Net loss	$(16,797,432)	$(15,652,010)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	7,364,565	9,442,752
Amortization of stock option compensation	—	41,265
Minority interest in income of subsidiary	835,156	275,794
Impairment Charge	—	5,341,784
Net (gain) loss on investment activity	604,878	(20,882,383)
Cumulative effect of accounting change	12,582,383	—
Changes in assets and liabilities:
Accounts receivable	230,621	8,313,123
Inventory	3,021,569	(3,112,548)
Prepaid expenses and other current assets	2,197,323	6,517,157
Intangible assets	—	148,313
Accounts payable and accrued expenses	1,926,232	1,897,068

Net cash provided by (used in) operating activities	11,965,295	(7,669,685)

Cash flows from investing activities:
Marketable securities	(20,124,445)	(2,879,958)
Other assets	3,467,230	5,172,909
Capital expenditures	(3,416,060)	(7,032,548)

Net cash used in investing activities	(20,073,275)	(4,739,597)

Cash flows from financing activities:
Principal payment on long-term obligations	—	(750,000)
Proceeds from exercise of stock options	1,184,716	2,504,043

Net cash provided by financing activities	1,184,716	1,754,043

Effect of exchange rate changes on cash	181,663	(64,003)

Net decrease in cash and equivalents	(6,741,601)	(10,719,242)
Cash and equivalents, beginning of period	74,425,853	13,332,973

Cash and equivalents, end of period	$67,684,252	$2,613,731

Supplementary information—Interest paid in cash	$—	$141,812

See notes to condensed consolidated financial statements.

KOPIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The consolidated financial statements for the nine months ended September 28, 2002 and September 29, 2001 are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. Effective January 1, 2002 Kopin Corporation (“the Company”) recorded the cumulative effect of an accounting change resulting from the adoption of Statement of Financial Accounting Standard (“SFAS”) No.142, Goodwill and Other Intangible Assets. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (File No. 0-19882) for the year ended December 31, 2001.

The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for any other interim period or for a full fiscal year.

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and Kowon Technology Co., Ltd. (“Kowon”), a majority owned (67%) subsidiary located in Korea. All intercompany transactions and balances have been eliminated.

2.	FOREIGN CURRENCY TRANSLATION

Assets and liabilities of non-U.S. operations are translated into U.S. dollars at period end exchange rates, and revenues and expenses at rates prevailing during the quarter. Resulting translation adjustments are recorded as part of accumulated other comprehensive loss and aggregate $379,730 of unrealized gain at September 28, 2002. Transaction gains or losses are recognized in income or loss currently.

3.	NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of common shares and potential common shares outstanding during the period using the treasury method. Potential common shares consist of outstanding options issued under the Company’s stock option plans, and have not been included in any periods where the effect would be anti-dilutive.

4.	INVENTORY

Inventory is stated at the lower of cost (first in, first out method) or market and consists of the following:

	September 28, 2002	December 31, 2001
Raw Materials	$3,614,518	$7,583,247
Work in Progress	1,779,685	900,889
Finished Goods	429,441	229,604

Total Inventory	$5,823,644	$8,713,740

5.	OTHER CURRENT AND NON-CURRENT ASSETS

Other assets consist primarily of marketable and non-marketable securities in various companies. Non-marketable equity securities are carried at cost and aggregated $4,119,000 and $3,890,000 at September 28, 2002 and December 31, 2001, respectively.

During the three months ended June 30, 2001, the Company exchanged its interest in Kendin Communications, Inc. (Kendin) for 986,054 shares of Micrel Incorporated (Micrel) common stock, as part of Micrel ‘s acquisition of Kendin, and recorded a net gain of approximately $24,600,000 on the exchange. On the date of the exchange the closing price of Micrel’s common stock was $29.31. Also during the three months ended June 30, 2001, the Company recognized a write-down of $5,667,000 of certain non marketable securities as a result of an other than temporary decline in their value. The net gain related to these transactions of approximately

$20,900,000 is included in interest and other income in the consolidated statement of operations for the nine months ended September 29, 2001.

During the quarter ended June 29, 2002, as the result of the lapse of a contingency period related to the sale of Kendin, the Company received 115,448 shares of Micrel common stock which were previously held in escrow. During the quarter the Company sold 249,448 shares of Micrel and recognized a net loss of approximately $100,000 on these transactions.

Since the receipt of the Micrel shares, the Company has accounted for its investment in Micrel common stock as available-for-sale securities and changes in the value of the Micrel investment have been reflected in Other Comprehensive Income. On September 28, 2002 the closing price of Micrel’s common stock was $6.16. As a result of the decline in the price of Micrel common stock the Company has continued to monitor the valuation of its Micrel investment and if the valuation does not recover, an other than temporary impairment is required to be recognized in the Statement of Operations. As of September 28, 2002 the Company held approximately 652,000 shares of Micrel common stock.

Non-current marketable securities, which consist primarily of the Company’s investment in the common stock of Micrel, are carried at fair-value. The fair-value of non-current marketable securities was $4,017,000 at September 28, 2002. Gross unrecognized losses on non-current marketable securities were $15,095,000 at September 28, 2002.

6.	RECENT ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. This statement changed the accounting for goodwill and indefinite-lived intangible assets from an amortization approach to an impairment-only approach. As a result of the adoption of SFAS No. 142, the Company recorded a transitional goodwill impairment charge of $12,582,383, which is presented as a cumulative effect of accounting change in the consolidated statements of operations. The Company estimated the fair value of the impacted reporting unit using a discounted cash flow model.

Effective with the adoption of SFAS No. 142 goodwill amortization was discontinued. Goodwill amortization for periods prior to January 1, 2002 is included in selling, general and administrative expenses. The following tables reconcile net income (loss) and per share results adjusted for the implementation of SFAS No. 142 for all periods presented:

	Three months ended		Nine months ended
	September 28, 2002	September 29, 2001	September 28, 2002	September 29, 2001
Income (loss) before cumulative effect of accounting change	$591,534	$(9,234,534)	$(4,215,049)	$(15,652,010)
Add back: goodwill amortization	—	531,500	—	1,594,500

Adjusted net income (loss) before cumulative effect of accounting change	591,534	(8,703,034)	(4,215,049)	(14,057,510)
Cumulative effect of accounting change	—	—	(12,582,383)	—

Adjusted net income (loss)	$591,534	$(8,703,034)	$(16,797,432)	$(14,057,510)

Adjusted income (loss) per share for all periods presented are the same amounts for both basic and diluted earnings per share and are as follows:

	Three months ended		Nine months ended
	September 28, 2002	September 29, 2001	September 28, 2002	September 29, 2001
Adjusted net income (loss) before cumulative effect of accounting change per share — basic and diluted	$.01	$(.14)	$(.06)	$(.24)
Cumulative effect of accounting change per share — basic and diluted	$—	$.01	$(.18)	$.02

Net income (loss) per share — basic and diluted	$.01	$(.13)	$(.24)	$(.22)

In August 2001, the Financial Accounting Standards Board (“FASB”) released SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which became effective in 2002. SFAS No. 144 establishes standards for accounting for impairment of long-lived assets used by an entity or held for sale, and provides guidance on developing estimates of cash flows and fair values used in measuring impairments.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities, which includes costs relating to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and certain termination benefits provided to employees who are involuntarily terminated. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company has not completed its evaluation of the impact of the implementation of this statement on its consolidated financial position or results of operations.

Item  2.     MANAGEMENT’S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION  AND  RESULTS   OF  OPERATIONS

FORWARD LOOKING STATEMENTS

Certain of the statements contained in this Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking statements that involve a number of risks and uncertainties. In addition to the risks and uncertainties set forth in this Form 10-Q, other factors that could cause actual results to differ materially include, without limitation, the following: general economic and business conditions and growth in the flat panel display and the gallium arsenide integrated circuit and materials industries, sales growth of the wireless handset industry, the successful introduction of our CyberLite product, the impact of competitive products and pricing, availability of integrated circuit fabrication facilities, cost and yields associated with the production of our products, availability of interface electronic chips to run our CyberDisplay products, loss of significant customers, acceptance of our products, continuation of strategic relationships, changes in foreign currency exchange rates, and the risk factors and cautionary statements listed from time to time in the Company’s periodic reports and registration statements filed with the Securities and Exchange Commission, including but not limited to our Annual Report on  Form 10-K for the fiscal year ended December 31, 2001.

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

We have two principal components of revenues: product revenues and research and development revenues. Product revenues consist of sales of our III-V products, principally gallium arsenide (“GaAs”) HBT transistor wafers, and our line of CyberDisplay products. Our GaAs HBT transistor wafers and our CyberDisplay products are used primarily in wireless handsets and camcorders, respectively. For the nine month period ended September 28, 2002, we had product revenues of $58.7 million, or 97.3% of total revenues compared to $35.5 million, or 97.2% of total revenues for the same period in 2001.

Research and development revenues consist primarily of development contracts with agencies of the U.S. government for advanced displays. For the nine months ended September 28, 2002, research and development revenues were $1.6 million, or 2.7% of total revenues compared to $1.0 million, or 2.8% of total revenues for the same period in 2001.

Results of Operations

Revenues.    Our total revenues for the three and nine months ended September 28, 2002 were $21.9 million and $60.3 million, respectively, compared to $12.3 million and $36.5 million during the corresponding periods in 2001. This represents an increase in total revenues of approximately $9.6 million and $23.8 million for the three and nine months ended September 28, 2002, respectively. Our product revenues were $21.2 million and $58.7 million for the three and nine months ended September 28, 2002 compared to $12.0 million and $35.5 million for the corresponding periods in 2001, increases of approximately $9.2 million and $23.2 million, respectively. For the nine months ended September 28, 2002, III-V and CyberDisplay product sales were $27.0 million and $31.7 million, respectively, as compared to $20.2 million and $15.2 million, respectively, for the nine months ended September 29, 2001. Research and development revenues for the three and nine months ended September 28, 2002 were $.7 million and $1.6 million compared to $.3 million and $1.0 million for the corresponding periods in 2001. For the three and nine months ended September 28, 2002, the increase in III-V product revenues is attributable to increased demand from customers who incorporate our GaAs HBT transistor wafers into components used in wireless handsets and the increase in CyberDisplay product sales is a result of additional design wins from new camcorder customers and increased penetration into the product lines of existing camcorder customers.

        Skyworks Solutions is our largest III-V customer. Sales to Skyworks Solutions represented 27% of our total revenue for the year ended December 31, 2001. We typically negotiate terms for the sale of our HBT transistor wafers to Skyworks Solutions for the subsequent 12 month period commencing in each September. As of November 2002 we had not finalized an agreement with Skyworks for the next 12 months. A failure to reach an agreement with Skyworks Solutions would materially reduce our revenue, cash flow and earnings.

International sales represented 55% and 57% of revenues for the nine months ended September 28, 2002 and September 29, 2001, respectively. International sales are primarily sales of CyberDisplay products to consumer electronic manufacturers primarily located in Japan and Korea. Our international sales are primarily denominated in U.S. currency. Consequently, a strengthening of the U.S. dollar could increase the price in local currencies of our products in foreign markets and make our products relatively more expensive than competitors’ products that are denominated in local currencies, leading to a reduction in sales or profitability in those foreign markets. In addition, sales of our CyberDisplay products in Korea are transacted through our Korean subsidiary, Kowon. Kowon’s sales are primarily denominated in U.S. dollars, however Kowon’s operating costs are denominated in Korean won. As a result, our financial position and results of operation are subject to exchange rate fluctuation. We have not taken any protective measures against exchange rate fluctuations, such as purchasing hedging instruments with respect to such fluctuations, because of the relatively stable exchange rate between the Japanese yen, Korean won and the U. S. dollar.

Cost of Product Revenues.    Cost of product revenues, which is comprised of materials, labor and manufacturing overhead related to our products, was $15.4 million and $45.4 million, respectively, for the three and nine months ended September 28, 2002 compared to $15.8 million and $47.4 million during the corresponding periods in 2001. For the nine months ended September 28, 2002 and September 29, 2001, cost of product revenues as a percentage of product sales was 77.4% and 133.8%, respectively. The decrease in cost of product revenues as a percentage of sales for the nine month period ended September 28, 2002 as compared to the nine month period ended September 29, 2001 was primarily the result of fixed costs being leveraged over a higher sales volume, lower raw materials cost, and increased yields in CyberDisplay production, partially as a result of a design change in the display.

Research and Development.    Research and development expenses (R&D) are incurred under development programs for III-V products, CyberDisplay products and other products and in support of development programs funded by agencies of the U.S. government. Included within our III-V products is our new CyberLite blue light emitting diode. R&D costs include staffing, purchases of materials and laboratory supplies, equipment, circuit design costs, fabrication and packaging of display products, and overhead. Funded R&D expense was $.8 million and $2.6 million for the three and nine months ended September 28, 2002 compared to $.6 million and $1.7 million for the corresponding periods in the prior year, representing increases of $.2 million and $.9 million, respectively. Internal R&D expense was $2.9 million and $8.5 million for the three and nine months ended September 28, 2002, respectively, compared to $3.1 million and $9.4 million during the corresponding periods in 2001.

Selling, General and Administrative.    Selling, general and administrative expenses (S,G&A) consist of the expenses incurred by our sales and marketing personnel and related expenses, and administrative and general corporate expenses. S,G&A was $2.5 million and $8.2 million for the three and nine months ended September 28, 2002 as compared to $3.1 million and $11.9 million during the corresponding periods in 2001. The reduction in S,G&A expense from the corresponding nine month period in the prior year is principally the result of discontinuing goodwill amortization of approximately $1.6 million, as required by Statement of Financial Accounting Standards No. 142, and lower legal and patent maintenance fees of $.9 million and bad debt expenses of $1.0 million.

Other.    Other expenses, consisting primarily of amortization of patents were approximately $.1 million and $.2 million for the three and nine month periods ended September 28, 2002, respectively, compared to approximately $.1 million and $.3 million during the corresponding periods in 2001. The year to year decrease is due to a reduction in amortization expense.

Other Income and Expenses.    Other income and expense net, was $.7 million and $1.3 million for the three and nine months ended September 28, 2002 compared to $1.4 million and $24.1 million during the corresponding periods in 2001. Included in the three and nine months ended September 28, 2002 were approximately $56,500 and $240,000 of foreign exchange gains and losses, respectively, resulting from our Korean subsidiary, Kowon. During the three month period ended June 30, 2001 we exchanged our interest in Kendin Communications, Inc. (Kendin) for shares of Micrel, Incorporated (Micrel) as a result of Micrel’s acquisition of Kendin. At the date of the exchange the closing price of Micrel’s common stock was $29.31 and we recorded a net gain of $20.9 million as a result of this exchange and the write-down of certain investments due to an other than temporary decline in their value during the quarter ended June 30, 2001. Also included in Other Income and Expense for the three and nine months ended September 28, 2002 is our share of the net losses of our equity investment.

Since the receipt of Micrel shares, the Company has accounted for its investment in Micrel common as available-for-sale securities and changes in the value of the Micrel investment have been reflected in Other Comprehensive Income. On September 28, 2002 the closing price of Micrel’s common stock was $6.16. As a result of the decline in the price of Micrel common stock the Company has continued to monitor the valuation of its Micrel investment and if the valuation does not recover, an other than temporary impairment may be recognized in the Statement of Operations. As of September 28, 2002 the Company held approximately 652,000 shares of Micrel common stock.

Liquidity and Capital Resources

We have financed our operations primarily through public and private placements of our equity securities, research and development contract revenues, and sales of our III-V and CyberDisplay products. We believe our available cash resources will support our operations and capital needs for at least the next twelve months.

As of September 28, 2002, we had cash and equivalents and marketable securities of $118.3 million and working capital of $113.0 million compared to $104.4 million and $106.4 million, respectively, as of December 31, 2001. During the nine month period ended September 28, 2002 the increase in cash and equivalents and marketable securities was primarily due to cash provided from operations of $12.0 million, and proceeds from the exercise of stock options of $1.2 million and the sale of other investments of $3.8 million, offset by capital and investment expenditures of $3.4 million.

We lease facilities located in Taunton and Westborough, Massachusetts, Scotts Valley, California, and Columbia, Maryland, under non-cancelable operating leases. The Taunton leases expire through May 2010. The Westborough lease expires in October 2003. The Scotts Valley lease expires in 2007. The Maryland lease expires in 2005. We are currently obligated to make lease payments of approximately $4.0 million over the remaining terms of these leases, however we expect to enter into new leases during 2002 for the Westborough facility.

We expect to expend approximately $5.0 million on capital expenditures over the next twelve months, primarily for the acquisition of equipment relating to the production of our III-V, CyberDisplay and other products.

On October 9, 2002, the Company authorized the re-purchase of up to $15 million of Kopin Stock over a two year period. The Company has not repurchased any stock through September 28, 2002.

Recent Accounting Pronouncements

Effective January 1, 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. This statement changed the accounting for goodwill and indefinite-lived intangible assets from an amortization approach to an impairment-only approach. In addition, SFAS No. 142 ceased the amortization of goodwill.

As of January 1, 2002, we had $12,582,383 of goodwill related to the October 2000 acquisition of Super Epitaxial Products, Inc. Using the SFAS No. 142 approach described above, we recorded a transitional goodwill impairment charge of $12,582,383, which is presented as a cumulative effect of accounting change in the consolidated statements of operations. The transitional impairment charge resulted from application of the new impairment methodology introduced by SFAS No. 142.

Effective January 1, 2002, goodwill amortization was discontinued. Goodwill amortization for periods prior to January 1, 2002 is included in selling, general and administrative expenses.

In August 2001, the FASB released SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which became effective in 2002. SFAS No. 144 establishes standards for accounting for impairment of long-lived assets used by an entity or held for sale, and provides guidance on developing estimates of cash flows and fair values used in measuring impairments.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities, which includes costs relating to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and certain termination benefits provided to employees who are involuntarily terminated. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company has not completed its evaluation of the impact of the implementation of this statement on its consolidated financial position or results of operations.

Item	3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We invest our excess cash in high quality government and corporate financial instruments which bear lower levels of relative risk. We believe that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations and cash flows should not be material. Included in other assets is an equity investment in Micrel, Inc. (Micrel) totaling approximately $4,017,000 which is subject to declines in value because of either specific operating issues at Micrel or an overall decline in the stock market. We sell our products to customers worldwide. We maintain a reserve for potential credit losses. We are exposed to changes in foreign currency exchange rates primarily through our translation of our foreign subsidiary’s financial position and results of operations, and transaction gains and losses as a result of non U.S. dollar denominated cash flows related to business activities in Asia.

Item	4. CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our subsidiaries) required to be included in our periodic SEC filings.

CHANGES IN INTERNAL CONTROLS

Our management, including our Chief Executive Officer and Chief Financial Officer, reviewed our internal controls and there have been no significant changes in our internal controls or to our knowledge, in other factors that could significantly affect such internal controls subsequent to the date of their evaluation.

PART II.    OTHER INFORMATION

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

On July 29, 2002 we filed a current report on Form 8-K pursuant to Item 9 thereof, attaching as an exhibit a copy of a press release disseminated publicly by Kopin Corporation on July 29, 2002 in which we announced (i) our development of a new technological process and related CyberLite™ product line, (ii) that an article  co-authored by John C.C. Fan, our Chairman, President, and Chief Executive Officer, regarding the subject of the release was being published in the July 29, 2002 edition of Applied Physics Letters, and (iii) that an article regarding our development of our CyberLite™ technology was published on Forbes.com  (http://www.forbes.com) on July 29, 2002.

On August 13, 2002 we filed a current report on Form 8-K pursuant to Item 9 thereof, attaching as an exhibit the certifications of John C.C. Fan, our Chairman, President and Chief Executive Officer, and Richard A. Sneider, our Treasurer and Chief Financial Officer, made solely for the purpose of satisfying the requirements of Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KOPIN CORPORATION
(Registrant)

Date: November 12, 2002	By:	/s/ JOHN C.C. FAN

John C.C. Fan
President, Chief Executive Officer and Chairman
of the Board of Directors (Principal Executive Officer)

Date: November 12, 2002	By:	/s/ RICHARD A. SNEIDER

Richard A. Sneider
Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATIONS

I, John C.C. Fan, the President and Chief Executive Officer of Kopin Corporation, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Kopin Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)
Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)
All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ John C.C. Fan
John C. C. Fan
President and Chief Executive Officer

I, Richard A. Sneider, the Chief Financial Officer of Kopin Corporation, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Kopin Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)
Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(b)
All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ Richard A. Sneider
Richard A. Sneider
Chief Financial Officer