Form 10-K
period 2002-12-31
KOPIN CORP
filed 2003-03-14
CIK 771266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

As of June 28, 2002, the aggregate market value of outstanding shares of voting stock held by non-affiliates of the registrant was $449,634,656.

As of March 10, 2003, 69,391,349 shares of the registrant’s Common Stock, par value $.01 per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 24, 2003 are incorporated by reference into Part III of this Report. Other documents incorporated by reference are listed in the Exhibit Index.

Part I

Item 1.    Business

Except for the historical information contained herein, the following discussion contains forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industries in which we operate, management’s beliefs, and assumptions made by management. In addition, other written or oral statements which constitute forward-looking statements may be made by or on behalf of us. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “could”, “seeks”, “estimates”, variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements, whether as a result of new information, future events or otherwise. Factors that could cause or contribute to such differences in outcomes and results, include, but are not limited to, those discussed below under “Risk Factors.”

Introduction

We were incorporated in Delaware in 1984 and are a leading developer and manufacturer of III-V products and miniature flat panel displays. We use our proprietary semiconductor material technology to design, manufacture and market our III-V and display products. Our products enable our customers to develop and market an improved generation of products for applications in wireless and consumer electronic products.

We commercially develop and manufacture Gallium Arsenide-based HBT transistor wafers and other commercial semiconductor products that use Indium Phosphide, Gallium Nitride, and Gallium Arsenide-based substrates. We have also been developing light emitting diodes (LEDs) grown on sapphire substrates which are called CyberLites™. We collectively refer to our products based on compound semiconductor materials as our “III-V” products because we use elements found on the III and V columns of the periodic table of elements. Our primary III-V product is our heterojunction bipolar transistor wafers, or HBT transistor wafers. Our HBT transistor wafers are customer-specific arrays of vertically oriented transistors that our customers use primarily to produce high performance integrated circuits for wireless communications products. In 2002, Conexant Systems, our principal customer for our HBT transistor wafers, merged its wireless division with Alpha Industries, another of our customers, to create Skyworks Solutions, Inc. (Skyworks Solutions). On a pro forma basis, assuming the merger occurred on January 1, 2000, sales of our HBT transistor wafers to Skyworks Solutions would have accounted for approximately 26%, 24%, and 46% of our total revenues for the years ended December 31, 2002, 2001, and 2000, respectively. In addition to Skyworks Solutions, original equipment manufacturers including ANADIGICS, Triquint Semiconductor and Toshiba purchase our HBT transistor wafers.

Our CyberDisplay products are miniature, high performance, high resolution, low cost displays designed for consumer electronics and next generation mobile communications devices. Current applications of our CyberDisplay products include viewing images in camcorders and digital cameras, and we believe that our CyberDisplay products are well suited for new applications such as reading e-mail and browsing the Internet using digital wireless devices and other consumer electronics devices. We currently sell our CyberDisplay product to Victor Company of Japan Ltd. (JVC), Matsushita Electrical Industrial Co., Ltd. (Panasonic) and Samsung Electronics Co., Ltd. (Samsung) for use in digital camcorders. For the year ended December 31, 2002 Samsung, JVC and Panasonic accounted for 26%, 15%, and 13% of our total revenues, respectively. For the year ended December 31, 2001 sales to Samsung and Panasonic accounted for 22% and 15%, respectively, of our total revenues.

On December 29, 1999, we effected a 2 for 1 stock split in the form of a 100% stock dividend to all holders of our common stock. On July 12, 2000, we effected another 2 for 1 stock split in the form of a 100% stock dividend to all holders of our common stock. All share numbers and prices in this Form 10-K have been adjusted to reflect these stock dividends.

Industry Overview

III-V Products

Heterojunction Bipolar Transistors

Advanced semiconductor materials are used in the manufacture of integrated circuits for high frequency, low power applications. The rapid growth in the wireless communications industry, as well as the increasingly shorter product cycles of wireless products, has fueled demand for these integrated circuits, which are predominantly used in wireless handsets.

In first generation wireless handsets, integrated circuits used in high frequency, low power applications were generally constructed with silicon-based semiconductors. These integrated circuits, while relatively inexpensive to manufacture, were unable to deliver the ever increasing performance demanded by wireless handset manufacturers and their customers. This inability led to the development of gallium arsenide products for use in wireless communications. Gallium arsenide is generally regarded as having better performance characteristics than silicon due, in part, to its inherent physical properties that permit gallium arsenide integrated circuits to operate at much higher frequencies than silicon integrated circuits, or operate at the same frequency with lower power consumption. The reduction in system power requirements is particularly important in portable applications, such as wireless handsets, because it extends battery life. The high performance characteristics of gallium arsenide have led to the increased use of gallium arsenide field effect transistors, commonly known as MESFETs, in a wide range of commercial systems.

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

CyberLites™

The first commercial LEDs were introduced in the 1960’s using gallium arsenide on gallium arsenide substrates. In the late 1970’s and early 1980’s aluminum gallium arsenide on gallium arsenide substrate LEDs were developed for infrared applications such as remote controls. In the mid 1980’s a red LED with twice the efficiency of previous LEDs was created by developing a double heterostructure alluminum gallium arsenide on gallium arsenide substrate. Efficiency is a measure of the amount of power required to produce a given brightness and is measured in terms of luminous efficacy.

In the late 1980’s as a result of further growth technique developments and the addition of a reflector to collect light from the back of the LED chip the efficiency of LEDs again doubled and high brightness LEDs (HBLEDs) were introduced. The late 1980’s also saw the introduction of blue LEDs based on silicon carbide substrates.

In the early 1990’s, blue LEDs made from gallium nitride on sapphire substrates were introduced. Since the introduction of blue LEDs considerable advancements have taken place including the use of a single-quantum well structure in place of the double heterostructure.

In the mid 1990’s pure green LEDs were introduced. This was an important development as the full spectrum of colors using red, green and blue (RGB) was superior to that available from cathode ray tubes (CRTs) using phosphors. The availability of the full spectrum of colors from LEDs allowed for the development of full-color LED displays and signs, including those suitable for outdoor use. The applications using LEDs continue to grow as their efficiency improves, brightness increases and their selling prices decline.

CyberDisplay™ Products

Small form factor displays are used in the consumer electronics industry in products such as camcorders and digital cameras. We also expect that a significant market for new wireless communications devices, including third generation wireless devices, will develop. In order for this market to develop, advances in wireless communications systems such as greater bandwidth and increased functionality, including real-time wireless data and broadband Internet access, will be necessary. Small form factor displays are expected to be a critical component in the development of advanced wireless communications systems, as these systems must provide high resolution images without compromising the portability of the product.

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

Our Solution

III-V Products

Heterojunction Bipolar Transistors

We manufacture our HBT transistor wafers using our proprietary metal organic chemical vapor deposition (MOCVD) semiconductor growth techniques and our Wafer Engineering™ process. Our Wafer Engineering™ process significantly reduces the number of defects which naturally occur when different semiconductor materials are combined. By depositing films of atomic-level thickness on gallium arsenide or indium phosphide wafers, we are able to create HBT transistor wafers that consist of a series of material layers which form a vertical transistor. This transistor structure enables the design of integrated circuits in which individual transistors are vertically arranged.

The vertical structure of an HBT transistor wafer, as opposed to the horizontal structure of a competing gallium arsenide field effect transistor, offers advantages to an integrated circuit manufacturer:

•	Smaller Size. We believe integrated circuits fabricated from our HBT transistor wafers can be made smaller than integrated circuits fabricated from gallium arsenide field effect transistors. Smaller size enables more die per wafer, which can increase manufacturing yields and lead to reduced costs.

•	Faster Circuits. We believe our HBT transistor wafers enable the design of faster integrated circuits than may be designed with gallium arsenide field effect transistors because the effective transistor gate length, or the distance an electron must travel within a transistor, is shorter. The transistor gate length of gallium arsenide field effect transistors is constrained by current optical lithography techniques to approximately 0.13 microns for commercial volumes. We currently manufacture our HBT transistor wafers in commercial volumes with an effective transistor gate length ranging from approximately 0.05 microns to 0.1 microns. We are able to achieve this result because the thickness of the vertical base layer of our HBT transistor wafers determines transistor gate length rather than the limitations of current optical lithography techniques.

We believe our HBT transistor wafers also offer the following additional advantages over gallium arsenide field effect transistors:

•	Greater Power Efficiency. Efficiency is a measure of power output as a percentage of battery power consumed by the device. We believe our HBT transistor wafers are more efficient and use less power to transmit the same output power than comparable gallium arsenide field effect transistors. Increased efficiency can translate into improved battery life and increased talk time.

•	Improved Signal Quality. Power amplifiers within wireless handsets are a key determinant of signal quality. We believe that power amplifiers based on our HBT transistor wafers can amplify signals with reduced distortion, providing increased signal quality. Improved signal quality is important for wireless networks that use digital air interface standards such as Time Division Multiple Access, or TDMA, and Code Division Multiple Access, or CDMA.

•	Less Complexity. Power amplifiers and other integrated circuits based on our HBT transistor wafers run on a single power supply voltage. In contrast, gallium arsenide field effect transistors generally require both a positive and negative power supply, which results in the need to include a negative voltage generator and other additional components or circuitry. As a result, we believe integrated circuits using our HBT transistor wafers are easier to design, which can translate into reduced component costs and smaller equipment.

CyberLites™

We have been developing a LED which is created by depositing gallium nitride compounds grown on aluminum oxide (sapphire) substrates by similar OMCVD, Wafer Engineering™ and quality control processes used to produce Kopin’s HBT transistor wafers. We are therefore able to leverage off of our existing infrastructure and know how. To create our CyberLite LED we refined the process to take advantage of the area between the defects, which we call NanoPockets™. Our NanoPocket™ technology enables us to produce blue LEDs as bright as those commercially available but which can be operated at lower voltages. The lower voltage requirement of our LEDs offers advantages for portable products which rely on batteries for a power source.

Conventional LEDs contain active indium gallium nitride layers of uniform thickness, whereas nanostructured LEDs contain active layers with a periodic thickness variation. This periodic thickness variation creates NanoPockets™ whose dimensions range from 50 to 100 nanometers and thickness from one to two nanometers. The active carriers are confined in these nanopockets where radiative recombination of electrons and holes result in efficient light emission. The carriers in the nanopockets do not encounter defects such as dislocations which act as nonradiative recombination centers and annihilate them.

CyberDisplay™ Products

Our principal CyberDisplay product is a miniature, 0.24 inch diagonal, high density 320 x 240 resolution color or monochrome active matrix LCD. In contrast to current passive matrix and active matrix LCD approaches, our CyberDisplay products utilize high quality, single crystal silicon—the same high quality silicon used in conventional integrated circuits. This single crystal silicon is not grown on glass; rather, it is first formed on a silicon wafer and then lifted off as a thin film using our proprietary Wafer Engineering™ technology. The thin film is patterned into an integrated circuit (including the active matrix, driver circuitry and other logic circuits) in an integrated circuit foundry and transferred to glass, so that the transferred layer is a fully functional active matrix integrated circuit.

Our proprietary technology enables the production of transparent circuits, in contrast to conventional silicon circuits, which are opaque. Our CyberDisplay products’ imaging properties are a result of the formation of a liquid crystal layer over the transparent active matrix integrated circuit. We believe our manufacturing process offers several advantages over conventional active matrix LCD manufacturing approaches with regard to small form factor displays, including:

•	Greater miniaturization;

•	Reduced cost;

•	Higher pixel density;

•	Full color capability; and

•	Lower power consumption.

Our use of high quality single crystal silicon in the manufacture of our CyberDisplay products offers several performance advantages. High quality silicon enables high speed displays which operate up to 240 frames per second, compared to 60 frames per second for most active matrix LCDs. At this higher cycle speed we are able to produce full color displays without using color filters. Our color CyberDisplay products generate colors by using either color sequential technology whereby a backlight composed of three light emitting diodes, commonly known as LEDs, emit a sequence of red, green and blue light or using color filters with a white backlight. In color sequential technology each pixel either blocks or transmits the colored light 180 times per second, which allows the generation of color images without using three separate pixels, decreasing the size, weight, and power requirements of the color display. Furthermore, the color pixels are not spatially separated as in conventional active matrix LCDs, resulting in sharper color images. Color filter technology is a process in which display pixels are patterned with materials which selectively absorb or transmit the red, green or blue colors of light.

Our CyberDisplay products have the additional advantage of being fabricated using conventional silicon integrated circuit lithography processes. These processes enable the manufacture of miniature active matrix circuits, resulting in comparable or higher resolution displays relative to passive and other active matrix displays that are fabricated on glass. Our production partner, United Microelectronics Corporation, or UMC, fabricates integrated circuits for our CyberDisplay products in its foundry in Taiwan. The fabricated wafers are then returned to our facilities, where we lift the integrated circuits off the silicon wafers and transfer them to glass using our proprietary technology. The transferred integrated circuits are then processed and packaged with liquid crystal and assembled into display panels at either our Westborough, Massachusetts facility or at our Korean subsidiary, Kowon Technology Co., Ltd. (Kowon) and shipped to customers. This arrangement allows us to benefit from UMC’s economies of scale and advanced fabrication processes. We expect our CyberDisplay products will benefit from further general technological advances in the design and production of integrated circuits and active matrix LCDs, resulting in further improvements in resolution and miniaturization.

Strategy

Our objective is to be the leading supplier of advanced semiconductor materials and miniature displays that enable our customers to develop and manufacture differentiated communications and consumer electronic devices in high volumes. The critical elements of our strategy include:

•	Increase the Number of Product Designs That Use Our Components. Our goal is to grow sales of our components by increasing the number and type of products into which they are incorporated. Our product lines are subject to long design lead-times and we work closely with our customers to help them design and develop cost-effective products based on our III-V and CyberDisplay products. We use an aggressive pricing strategy as an inducement for manufacturers of consumer electronics and wireless communications products to integrate our products into their products.

•	Reduce Production Costs. We intend to reduce our per unit production costs primarily through increasing manufacturing yield and by lowering fixed costs per unit through increased sales volume.

•	Maintain Our Technological Leadership. We believe our ability to develop innovative products based on our extensive materials science expertise enhances our opportunity to grow within our targeted markets. By continuing to invest in research and development, we are able to add to our expertise in the design of HBT transistor wafers, CyberLite LEDs and innovative, high-resolution, miniature flat panel displays. We intend to continue to focus our development efforts on our proprietary HBT transistor wafers, CyberLite LEDs and miniature displays.

•	Leverage Integrated Circuit and Display Technologies and Infrastructure. We will continue to leverage our use of standard integrated circuit fabrication and LCD packaging technologies to achieve greater production capacity and to reduce capital investment and process development costs. Our use of these technologies allows us to engage third party manufacturers for certain fabrication of our CyberDisplay products and to take advantage of new technologies, cost-efficiencies and increased production capabilities of these third party manufacturers. We believe that general technological advances in the design and fabrication of integrated circuits, LCD technology and LCD manufacturing processes will allow us to continue to enhance our CyberDisplay product manufacturing process.

Markets and Customers

III-V Products

Heterojunction Bipolar Transistors

We develop and manufacture customer and application specific HBT transistor wafers for advanced integrated circuit applications. We believe we are one of the world’s leading suppliers of HBT transistor wafers and currently support volume production of three-inch, four-inch and six-inch HBT transistor wafers. Our primary HBT transistor wafer product is based on an aluminum gallium arsenide vertical layer structure. We also supply customers with HBT transistor wafers based on an indium gallium phosphide vertical layer structure. We vary our manufacturing process to create customized HBT transistor wafer products for customers. For the years ended December 31, 2002, 2001, and 2000, sales of III-V products accounted for 43%, 55% and 78% of our revenues, respectively.

Using our HBT transistor wafers, our customers have developed gallium arsenide power amplifiers for wireless handsets. Our HBT transistor wafers are used in Code Division Multiple Access, Global System Mobile and Time Division Multiple Access power amplifiers, but we believe our HBT transistor wafers can be used in, and provide the same benefits to, third generation wireless handset standards. In those countries where one uniform standard has not yet been adopted, the diversity of standards requires equipment capable of operating in multiple modes and bands. This equipment is likely to require higher performance semiconductor technology such as our HBT transistor wafers.

In addition to wireless handset power amplifiers, our HBT transistor wafers are also being used in the fabrication of integrated circuits for other applications. In particular, our HBT transistor wafers are also used in high speed fiber optic switching equipment used in broadband Internet data transmission wireless local area network chipsets (WLAN) and high speed instrumentation. Since 2001 there has been a significant decline in sales of our III-V products into the high speed fiber optic switching equipment market. This equipment has historically been used for the long haul fiber optic networks which analysts believe have significant over- capacity. Accordingly, we do not believe sales into this market will be significant in the year ending December 31, 2003.

We design our HBT transistor wafers in collaboration with our customers’ engineering teams in order to create customized products that meet their specific application needs. Once our HBT transistor wafers have been “designed in” a customer’s product, we believe it would be costly for that customer to switch to an alternate supplier. In 2002, Conexant Systems merged its wireless division with Alpha Industries to create Skyworks Solutions, Inc., our largest customer for our HBT transistor wafers. Other customers of our gallium arsenide products include Toshiba, ANADIGICS, Mitsubishi Electric Co., Ltd., Triquint, and Siemens. For the years ended December 31, 2002, 2001 and 2000, sales of gallium arsenide products to newly created Skyworks Solutions on a pro forma basis, assuming the merger occurred on January 1, 2000, would have accounted for approximately 26%, 24% and 46% of our total revenues, respectively. For the year ended December 31, 2000, sales of gallium arsenide products to Mitsubishi Electric Co., Ltd. were 11% of our total revenues. We anticipate that sales of our HBT transistor wafers to Skyworks Solutions will continue to represent a significant portion of our revenues for the near future.

CyberLites™

We are initially targeting our CyberLite LEDs at mobile applications, such as wireless devices, which are battery operated and therefore require low power components. Future markets include backlighting for automotive dashboards and other consumer products, indoor and outdoor full color displays, traffic signals and other indicator lights for consumer and industrial applications.

Longer term opportunities include solid state lighting (SSL). SSL based upon LEDs offers an entirely new lighting paradigm, compared to existing incandescent lighting. SSL efficiency is expected to reach 200 lumens per watt compared to incandescent lighting whose efficiency is approximately 20 lumens per watt. SSL lighting turns on instantaneously and maintains color when dimmed. The color is dynamically adjustable and LEDs can be integrated with silicon microelectronic devices creating smart lights. The power consumption of SSL is expected to be an order of magnitude lower than incandescent lighting with a life expectancy over 20 years.

Customers for LEDs are located throughout the world with Asia being the largest market.

CyberDisplay™ Products

We currently sell our CyberDisplay products to customers either as a single component or together with a lens and backlight as a unit. We provide our CyberDisplay products to JVC, Panasonic and Samsung for use in digital camcorders. In addition, we are actively working with numerous other customers to develop additional and new applications for our CyberDisplay products.

In order for our CyberDisplay products to function properly in their intended applications, integrated circuit chip sets generally are required. Several companies have designed integrated circuit chip sets to work with our CyberDisplay products. Motorola has designed the integrated circuit chip set currently used with our CyberDisplay product in camcorders. Other companies are designing integrated circuit chip sets based on our CyberDisplay products for use in camcorders and other consumer electronics products.

For the year ended December 31, 2002 sales of CyberDisplay products, as a percentage of total revenue, to Samsung, JVC and Panasonic were 26%, 15% and 13% respectively. For the year ended December 31, 2001 sales to Samsung and Panasonic accounted for 22% and 15%, respectively, of total revenue.

For the years ended December 31, 2002, 2001 and 2000, revenues from multiple contracts with various U.S. governmental agencies accounted for approximately 3%, 3%, and 2%, respectively, of our total revenues.

Sales and Marketing

We principally sell our HBT transistor wafer products directly to integrated circuit manufacturers in the United States, Europe and Asia. We sell our CyberDisplay products directly to original equipment manufacturers. We are targeting Asian LED packaging companies as customers for our CyberLites. Sales of our HBT transistor wafers and our CyberDisplay products to customers in Japan are made primarily through foreign distributors. We expect to sell our CyberLites directly and through distributors.

We believe that the technical nature of our products and markets demands a commitment to close relationships with our customers. Our sales and marketing staff, assisted by the technical staff and senior management, visit prospective and existing customers worldwide on a regular basis. We believe these contacts are vital to the development of a close, long-term working relationship with our customers, and in obtaining regular forecasts, market updates and information regarding technical and market trends. We also participate in industry specific trade shows and conferences.

Our design and engineering staff is actively involved with a customer during all phases of prototype design and production by providing engineering data, up-to-date product application notes, regular follow-up and technical assistance. In most cases, our technical staff works with each customer in the development stage to identify potential improvements to the design of the customer’s product in parallel with the customer’s effort. We have established a prototype product design group in Scotts Valley, California to assist our CyberDisplay customers to incorporate our products into their own and to reduce the time required to bring end products to the marketplace. This group helps customers accelerate their design process, achieve cost-effective and manufacturable designs, and ensure a smooth transition into high volume production. This group is also actively involved with research and development contracts of a military nature.

Product Development

We believe that continued introduction of new products in our target markets is essential to our growth. We have assembled a group of highly skilled engineers who work internally as well as with our customers to continue our product development efforts. For the years ended December 31, 2002, 2001 and 2000 we incurred total research and development expenses of $16.2 million, $15.3 million and $15.1 million, respectively. Research and development expenses, excluding contractual research and development work and costs associated with our acquisition of Super Epitaxial Products Inc. in 2000, related to our internal development programs for our III-V, CyberDisplay and other products were $13.1 million, $12.9 million and $6.4 million, respectively, for the years ended December 31, 2002, 2001 and 2000.

III-V Products

Heterojunction Bipolar Transistors

We intend to continue developing HBT transistor wafers and other gallium arsenide products for advanced integrated circuit applications from other compound materials. We are working closely with several of our major customers in the development of the next generation of HBT transistor wafers which will be based on Gallium Arsenide Indium Nitride (GAIN). We believe GAIN HBT transistor wafers provide the performance characterization necessary for the next generation of wireless handsets and optoelectronic components.

CyberLites™

In 2000, we acquired Super Epitaxial Products, Inc. (SEP). SEP, which subsequently was renamed Kopin Optical, Inc., and provided us with expertise in gallium nitride, which was the initial technology we used to develop our CyberLite™ LED. In connection with the acquisition of SEP, we recorded charges aggregating $7.4 million for in-process research and development related to projects under development by SEP at the acquisition date and certain other costs, primarily bonuses paid to SEP employees as an inducement to remain with us. These costs are included in research and development expense for 2000 in the accompanying financial statements.

We plan on developing additional colors, increasing the brightness and improving other performance characteristics of our LEDs.

CyberDisplay™ Products

Our product development efforts are focused towards continually enhancing the features, functions and manufacturability of our CyberDisplay products. A principal focus of this effort is the improvement of manufacturing processes for very small active matrix pixels, which we will use in succeeding generations of our CyberDisplay products. The pixel size of our current CyberDisplay products is 15 microns and we believe that we can achieve a pixel size of less than 10 microns in commercial production. This pixel size is in contrast to a pixel size of approximately 100 microns in a typical laptop computer display. The resolution of the current commercially available CyberDisplay product is 320 x 240. We have already demonstrated and are providing our customers with samples of 640 x 480 resolution CyberDisplay products in a 0.38 inch diagonal display. In addition, we have demonstrated 1,280 x 1,024 resolution CyberDisplay products in a 0.96 inch diagonal display, as well as 2,560 x 2,048 resolution CyberDisplay products in a 1.5 inch diagonal display and we are working on the commercialization of these products. We are also working on further decreasing the already low power consumption of our CyberDisplay products. During 2002 we also introduced the CyberDisplay 180k which is a color display using color filter technology. Previously we achieved color using a process called color sequential. Additional display development efforts include further automating our final display assembly processes and increasing the quantity of CyberDisplay active matrix pixel arrays processed on each transistor by further reducing the display size and increasing manufacturing yields.

Funded Research and Development

We have entered into various development contracts with agencies of the U.S. government. These contracts help support the continued development of our core technologies. We intend to continue to pursue other U.S. government development contracts for applications that relate to our commercial product applications. Our contracts with U.S. government agencies contain certain milestones relating to technology development and may be terminated by the government agencies prior to completion of funding. Our policy is to retain our proprietary rights with respect to the principal commercial applications of our technology. To the extent technology development has been funded by a U.S. federal agency, under applicable U.S. federal laws, the federal agency has the right to obtain a non-exclusive, non-transferable, irrevocable, fully-paid license to practice or have practiced this technology for governmental use. Revenues attributable to research and development contracts for the years ended December 31, 2002, 2001 and 2000 totaled $2.0 million, $1.7 million, and $1.6 million, respectively.

Competition

III-V Products

Heterojunction Bipolar Transistor

With respect to our HBT transistor wafers, we presently compete with several companies, including Epitronics, Emcore, V-PEC, ProCom and Hitachi Cable, as well as integrated circuit manufacturers with in-house transistor growth capabilities, such as RF Micro Devices and Fujitsu. In the gallium arsenide HBT transistor wafer market, competition is increasingly intense as a result of the downturn in the wireless and fiber optic network industries which has resulted in significant manufacturing overcapacity and lower pricing. The production of gallium arsenide integrated circuits has been and continues to be more costly than the production of silicon integrated circuits. Although we have reduced production costs of our HBT transistor wafers by achieving higher volumes and reducing raw material costs, we cannot assure you we will be able to continue to decrease production costs. In addition, we believe the costs of producing gallium arsenide integrated circuits by our customers will continue to exceed the costs associated with the production of competing silicon integrated circuits. As a result, we must target markets where these higher costs are justified by their superior performance.

CyberLites™

The LED market is highly competitive with many producers all over the world, including Nichia Corporation and Toyoda Gosei in Japan, Agilent, Lumileds and Cree in the United States of America, Osram Opto Semiconductors in Europe, and Epistar and United Epitaxy Corporation in Taiwan. These competitors have varying degrees of integration ranging from fully integrated to distinct production such as LED chip manufacturing, LED packaging and surface mounted display manufacturing. We are engaging in the production of LED chips which are sold to packaging companies who in turn sell to original equipment or original device manufactures for incorporation into devices such as wireless handsets. LED pricing is projected to decline significantly over the next several years.

CyberDisplay™ Products

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

Patents, Proprietary Rights and Licenses

An important part of our product development strategy is to seek, when appropriate, protection for our products and proprietary technology through the use of various United States and foreign patents and contractual arrangements. We intend to prosecute and defend our proprietary technology aggressively. We own more than 90 issued United States patents and more than 40 pending United States patent applications. Many of these United States patents and applications have counterpart foreign patents, foreign applications or international applications through the Patent Cooperation Treaty. In addition, we are licensed by MIT under more than 20 issued United States patents, 1 pending United States patent application, and some foreign counterparts to these United States patents and applications. Our United States patents expire at various dates through May 2021. The United States patents licensed to us by MIT expire at various dates through October 2014.

In 1985, we obtained a license from MIT to certain patents and patent applications directed to device wafers and related technology. The license grants to us a worldwide license to make, have made, use, and sell products covered by the licensed patents for the life of these patents. The license was exclusive with respect to commercial applications until April 22, 1999, and became non-exclusive at that time. In 1995, we obtained an additional license from MIT to certain optical technology. The license grants to us a worldwide license to make, have made, use, lease and sell products covered by the licensed patents until 2007.

The process of seeking patent protection can be time consuming and expensive and we cannot assure you that patents will issue from currently pending or future applications or that our existing patents or any new patents that may be issued will be sufficient in scope or strength to provide meaningful protection or any commercial advantage to us. We may be subject to or may initiate interference proceedings in the United States Patent and Trademark Office, which can demand significant financial and management resources. Patent applications in the United States typically are maintained in secrecy until they are published eighteen months after their earliest claim to priority and since publication of discoveries in the scientific and patent literature lags behind actual discoveries, we cannot be certain that we were the first to conceive of inventions covered by pending patent applications or the first to file patent applications on such inventions. We cannot assure you that our pending patent applications or those of our licensors will result in issued patents or that any issued patents will afford protection against a competitor. In addition, we cannot assure you that others will not obtain patents that we would need to license, circumvent or cease manufacturing and sales of products covered by these patents, nor can we be sure that licenses, if needed, would be available to us on favorable terms, if at all.

We cannot assure you that foreign intellectual property laws will protect our intellectual property rights or that others will not independently develop similar products, duplicate our products or design around any patents issued to us. Our products might infringe the patent rights of others, whether existing now or in the future. For the same reasons, the products of others could infringe our patent rights. Although we are not aware of any pending or threatened patent litigation against us, we may be notified, from time to time, that we could be or we are infringing certain patents and other intellectual property rights of others. Litigation, which could be very costly or lead to substantial diversion of our resources, even if the outcome is favorable, may be necessary to enforce our patents or other intellectual property rights or to defend us against claimed infringement of the rights of others. These problems can be particularly severe in foreign countries. In the event of an adverse ruling in litigation against us for patent infringement, we might be required to discontinue the use of certain processes, cease the manufacture, use and sale of infringing products, expend significant resources to develop non-infringing technology or obtain licenses to patents of third parties covering the infringing technology. We cannot assure you that licenses will be obtainable on acceptable terms, or at all, or that damages for infringement will not be assessed or that litigation will not occur. The failure to obtain necessary licenses or other rights or litigation arising out of any such claims could adversely affect our ability to conduct our business as we conduct it.

We also attempt to protect our proprietary information with contractual arrangements and under trade secret laws. We believe that our future success will depend primarily upon the technical expertise, creative skills and management abilities of our officers and key employees rather than on patent ownership. Our employees and consultants generally enter into agreements containing provisions with respect to confidentiality and the assignment of rights to inventions made by them while in our employ. Agreements with consultants generally provide that rights to inventions made by them while consulting for us will be assigned to us unless the assignment of rights is prohibited by the terms of any agreements with their regular employers. Agreements with employees, consultants and collaborators contain provisions intended to further protect the confidentiality of our proprietary information. To date, we have had no experience in enforcing these agreements. We cannot assure you that these agreements will not be breached or that we would have adequate remedies for any breaches. Our trade secrets may not be secure from discovery or independent development by competitors.

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

Investments in Related Businesses

In 1997 we invested in a privately held company, Kendin Communications Inc. (Kendin), a developer and manufacturer of silicon integrated circuits for high speed data and network communications. At December 31, 2000, we had a 20% interest in Kendin, which we accounted for using the equity method and which had a carrying value of $3.2 million. In the second quarter of 2001, we exchanged our 20% interest in Kendin for 986,054 shares of Micrel Incorporated (Micrel) as part of Micrel’s acquisition of Kendin. At the date of the exchange the closing price of Micrel’s common stock was $29.31 and we recorded a gain of $24.6 million as a result of this exchange in the quarter ended June 30, 2001. During the third quarter of 2001 the Company sold 200,000 shares of Micrel and recorded a gain of $700,000.

We have accounted for our investment in Micrel common stock as available-for-sale securities since the receipt of Micrel shares and changes in the value of the Micrel investment have been reflected in Other Comprehensive Income.

In the second quarter of 2002 we received an additional 115,448 shares of Micrel which were held in escrow. In addition, in the second and fourth quarters of 2002 we sold approximately 249,449 and 150,000 shares, respectively, of Micrel. As a result of these transactions we recorded losses of $101,000 and $2.5 million in the second and fourth quarters, respectively. On December 31, 2002 the closing price of Micrel’s common stock was $8.98 per share. As a result of the continuing decline in the price of Micrel common stock we believe the decline in fair value was other than temporary and accordingly we recognized a charge of $10.2 million to record the Micrel investment at fair value.

Since the receipt of the Micrel shares we have sold approximately 600,000 shares for total proceeds of $12.0 million. As of December 31, 2002 we held approximately 500,000 shares of Micrel common stock.

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

In 2000, we made an investment of $5.1 million and contributed certain technology for which we received a 40% interest in Kopin Taiwan Corporation (KTC), a Taiwan company. We account for our percent ownership interest in the operating results of this company using the equity method. For the year ended December 31, 2002 we recorded a loss of $949,000, which represents our percentage of KTC’s operating results. The carrying value of this investment at December 31, 2002 was $3.7 million. Dr. Hsieh, one of our Directors, is chairman of KTC. Dr. Hsieh owns approximately 1% of the outstanding common stock of the venture.

In 1998 and 2000 we made investments totaling $3.6 million in Kowon Technology Co. LTD (Kowon), a manufacturer of optoelectronic products located in South Korea, for which we received a 67% equity interest. We consolidated the financial statements of Kowon with our financial statements beginning in the second quarter of 1998. Kowon’s results of operations are principally denominated in South Korean won and are subject to exchange rate fluctuations. Kowon is an integral part of our CyberDisplay assembly process, performing most of the backend packaging processes to complete the display.

We may from time to time make further equity investments in these and other companies engaged in certain aspects of the display and electronics industries as part of our business strategy. These investments may not provide us with any financial return or other benefit and any losses by these companies or associated losses in our investments may negatively impact our operating results. Certain officers and directors have invested in some of the companies we have invested in.

Employees

As of December 31, 2002, we and our majority and wholly-owned subsidiaries employed 379 full-time and 6 part-time individuals. Of these, 20 hold Ph.D. degrees in Material Science, Electrical Engineering or Physics. Our management and professional employees have significant prior experience in semiconductor materials, device transistor and display processing, manufacturing and other related technologies. None of our employees are covered by a collective bargaining agreement. We consider relations with our employees to be good.

Web Availability

The Company makes available free of charge on or through its website, www.kopin.com, its annual reports on Form 10-K and other reports required under the Securities and Exchange Act of 1934.

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

Our CyberDisplay production facility occupies 74,000 square feet in Westborough, Massachusetts, of which 10,000 square feet consist of contiguous environmentally controlled production clean rooms, of which 7,000 square feet are Class 10. We occupy our Westborough facility under a lease that expires in April 2008.

In addition to our Massachusetts facilities, we lease a 5,800 square foot design facility in Scotts Valley, California for developing prototypes of products incorporating our CyberDisplay product. This facility is occupied under a lease that expires in October 2007. We also lease a 7,500 square foot facility in Maryland under a lease which expires in August 2005. Our subsidiary, Kowon Technology Co., LTD, owns two facilities in Kyungii-Do, South Korea, in which it manufactures its optoelectronic products and in which its corporate headquarters are located. These facilities occupy an aggregate of 28,000 square feet.

Item 3.    Legal Proceedings

We may become engaged in legal proceedings arising in the ordinary course of business from time to time. We currently are not a party to any material legal proceedings other than ordinary routine litigation incidental to our business.

Item 4.    Submission of Matter to a Vote of Security Holders

Not applicable.

EXECUTIVE OFFICERS OF KOPIN

Our executive officers, who are appointed on an annual basis to serve at the discretion of our Board of Directors, are as follows:

Name	Age	Position with the Company
John C.C. Fan	59	President and Chief Executive Officer; Chairman of the Board of Directors
Richard A. Sneider	42	Treasurer and Chief Financial Officer
Bor-Yeu Tsaur	47	Executive Vice President—Display Operations
Hong Choi	51	Chief Technology Officer and Vice President
Daily S. Hill	46	Senior Vice President—Gallium Arsenide Operations
Matthew J. Micci	46	Vice President—Sales, Gallium Arsenide Products

John C.C. Fan, President, Chief Executive Officer, Chairman of the Board of Directors. Dr. Fan, one of our founders, has served as our Chief Executive Officer and Chairman of our Board of Directors since April 1984. He has also served as our President since July 1990. Prior to July 1985, Dr. Fan was Associate Leader of the Electronic Materials Group at MIT Lincoln Laboratory. Dr. Fan is the author of numerous patents and scientific publications. Dr. Fan received a Ph.D. in Applied Physics from Harvard University.

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

Hong Choi, Chief Technology Officer and Vice President. Dr. Choi joined us as Chief Technology Officer in July 2000. Previously, Dr. Choi served as Senior Staff Member at MIT Lincoln Laboratory, where he worked for seventeen years. Dr. Choi received a Ph.D. in Electrical Engineering from the University of California, Berkeley.

Daily S. Hill, Senior Vice President—Gallium Arsenide Operations. Mr. Hill has served as Vice President—Gallium Arsenide Operations since July 1997 and was promoted to Senior Vice President in 2002. From December 1995 to June 1997, Mr. Hill served as our Director of Gallium Arsenide Operations. From November 1987 to January 1995, Mr. Hill served as a manager of our HBT transistor wafer product group.

Matthew J. Micci, Vice President—Sales, Gallium Arsenide Products. Mr. Micci joined us in January 1988 as Regional Director of Sales and became Vice President, Sales in July 1990. Prior to joining us, Mr. Micci worked for ten years for Texas Instruments Semiconductor Group.

In August 2001, our officers adopted “plans” under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, which provide for the periodic sales of shares of the Company’s common stock.

Part II

Item 5.    Market for Kopin’s Common Stock and Related Stockholder Matters.

Our common stock is traded on the Nasdaq National Market under the symbol “KOPN.” The following table sets forth, for the quarters indicated, the range of high and low sale prices for the common stock as reported on the Nasdaq National Market for the periods indicated.

	High	Low
Fiscal Year Ended December 31, 2001
First Quarter	$16.94	$5.00
Second Quarter	13.96	4.00
Third Quarter	16.79	7.25
Fourth Quarter	19.05	7.85

Fiscal Year Ended December 31, 2002
First Quarter	$14.60	$7.32
Second Quarter	9.62	6.05
Third Quarter	7.47	3.94
Fourth Quarter	5.77	2.00

As of December 31, 2002, there were approximately 475 stockholders of record of our common stock, which does not reflect those shares held beneficially or those shares held in “street” name.

We have not paid cash dividends in the past, nor do we expect to pay cash dividends for the foreseeable future. We anticipate that earnings, if any, will be retained for the development of our businesses.

Information with respect to our equity compensation plans required by this Item is incorporated by reference herein from our proxy statement relating to our Annual Meeting of Stockholders to be held on April 24, 2003 (Proxy Statement).

Item 6.    Selected Financial Data

	Year Ended December 31,
	2002	2001	2000	1999	1998
	(in thousands, except per share data)
Statement of Operations Data:
Revenues:
Product revenues	$74,808	$50,257	$90,963	$36,126	$23,225
Research and development revenues	1,993	1,664	1,635	2,536	3,680

Total revenues	76,801	51,921	92,598	38,662	26,905
Expenses:
Cost of product revenues	57,553	62,369	66,184	26,280	15,509
Research and development—funded programs	3,098	2,381	1,217	2,858	3,954
Research and development—internal(1)	13,093	12,891	13,835	4,262	5,659
Selling, general and administrative	9,956	15,245	9,928	5,757	4,015
Other	266	771	534	366	385
Impairment charge	—	5,342	—	—	1,800

	83,966	98,999	91,698	39,524	31,322

Income (loss) from operations	(7,165)	(47,078)	900	(862)	(4,417)
Other income (expense), net	(11,126)	24,759	5,567	1,728	1,508

Income (loss) before minority interest	(18,291)	(22,320)	6,467	865	(2,909)
Minority interest in income of subsidiary	(1,038)	(393)	(174)	(90)	(59)

Income (loss) before cumulative effect of accounting change	(19,329)	(22,713)	6,293	775	(2,968)
Cumulative effect of accounting change	(12,582)	—	—	—	—

Net income (loss)	$(31,911)	$(22,713)	$6,293	$775	$(2,968)

Income (loss) before cumulative effect of accounting change per share:
Basic	$(.28)	$(.34)	$.10	$.01	$(.06)
Diluted	$(.28)	$(.34)	$.09	$.01	$(.06)
Cumulative effect of accounting change per share:
Basic	$(.18)	$—	$—	$—	$—
Diluted	$(.18)	$—	$—	$—	$—
Net income (loss) per share:
Basic	$(.46)	$(.34)	$.10	$.01	$(.06)
Diluted	$(.46)	$(.34)	$.09	$.01	$(.06)
Weighted average number of common shares outstanding:
Basic	69,318	65,947	62,976	51,763	48,274
Diluted	69,318	65,947	67,728	56,322	48,274

	December 31,
	2002	2001	2000	1999	1998
Balance Sheet Data:
Cash and equivalents and marketable securities	$117,991	$104,435	$73,180	$99,099	$36,808
Working capital	115,847	106,431	88,337	106,481	39,359
Total assets	174,566	203,649	184,491	145,074	61,906
Long-term obligations (excluding current maturities)	—	—	1,250	2,567	4,209
Stockholders’ equity	156,918	184,331	166,777	130,067	51,846

(1)	Includes $7.4 million of costs associated with the acquisition of Super Epitaxial Products, Inc. (SEP) in 2000. These costs consisted of $5.3 million of in-process research and development associated with products under development by SEP at the acquisition date and $2.1 million of other costs, primarily bonuses paid to SEP employees as an inducement to remain with us after the acquisition.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of our financial condition and results of operation are based upon our consolidated financial statements, which have been audited in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements require us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, inventories, investment valuations and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not apparent from other sources. Actual results may differ from these estimates under different assumptions.

We believe the following critical accounting policies are most affected by our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue Recognition

We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101), as amended by SAB 101A and 101B. SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred and services rendered; (3) the price to the buyer is fixed or determinable; and (4) collectibilty is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgment regarding the fixed nature of the price to the buyer charged for products delivered and services rendered and collectibility of the sales price. We do not recognize revenue for products prior to customer acceptance unless we believe the product meets all customer specifications and has a history of consistently achieving customer acceptance of the product. Provisions for product returns and allowances are recorded in the same period as the related revenues. We analyze historical returns, current economic trends and changes in customer demand and acceptance of product when evaluating the adequacy of sales returns and other allowances. We typically provide customers with a twelve month warranty from the date of sale for our products. If our judgment about recognizing revenue or our estimate of warranty claims are incorrect, our revenue could be overstated and profits would be negatively impacted.

We recognize revenues from long-term research and development contracts on the percentage-of-completion method of accounting as work is performed, based upon the ratio of costs or hours already incurred to the estimated total cost of completion or hours of work to be performed. Revenue recognized at any point in time is limited to amounts earned under milestones included in contracts, if such provisions exist. We account for product development and research contracts that have established prices for distinct phases as if each phase were a separate contract. We classify amounts earned on contracts in progress that are in excess of amounts billed as unbilled receivables and we classify amounts received in excess of amounts earned as unearned revenues. We bill unbilled receivables based on dates specified in the related agreement or in periodic installments based upon our invoicing cycle. We recognize the entire amount of an estimated ultimate loss in our financial statements at the time the loss on a contract becomes known. If our estimate of total contract costs or our determination of whether the customer agrees that a milestone is achieved are incorrect, our revenue could be overstated and profits would be negatively impacted.

Bad Debt

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in their inability to make future payments, additional allowances may be required.

Inventory

We provide for estimated obsolescence or unmarketable inventory based on assumptions about future demand and market conditions. If actual demand and market conditions are less favorable than those projected by management additional inventory write downs may be required.

Investment Valuation

We periodically make equity investments. We provide for allowances against these investments based upon the investments’ operating results, current economic trends and if it is a public company by comparing our carrying value against the company’s publicly traded stock price. We provide for an impairment valuation if we believe a decline in the value of an investment is other than temporary.

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we periodically review the carrying value of our long-lived assets to determine if facts and circumstances suggest that they may be impaired or that the amortization or depreciation period may need to be changed. The carrying value of a long-lived asset is considered impaired when the anticipated identifiable undiscounted cash flows from such asset are less than its carrying value. For assets that are to be held and used, impairment is measured based upon the amount by which the carrying amount of the asset exceeds its fair value. For long-lived assets classified as held for sale, the asset is measured at the lower of its carrying amount or fair value less cost to sell. SFAS No. 144 also defines when assets to be disposed of should be presented as discontinued operations. If our estimates of anticipated future cash flows or market conditions were incorrect, additional impairment charges may be required.

Results of Operations

We are a leading developer and manufacturer of advanced semiconductor materials and miniature displays. We use our proprietary semiconductor material technology to design, manufacture and market our III-V and display products for use in highly demanding commercial wireless communications and high resolution portable consumer electronic applications. Our products enable our customers to develop and market an improved generation of products for these target applications.

The year ended December 31, 2002 is referred to as “2002”, the year ended December 31, 2001 is referred to as “2001”, and the year ended December 31, 2000 is referred to as “2000”.

We have two principal sources of revenues: product revenues and research and development revenues. Product revenues consist of sales of our CyberDisplay products and our III-V products, principally gallium arsenide (“GaAs”) HBT transistor wafers. Research and development revenues consist primarily of development contracts with agencies of the U.S. government. Research and development revenues were $2.0 million, or 2.6% of total revenues in 2002, $1.7 million, or 3.2% of total revenues in 2001, and $1.6 million, or 1.8% of total revenues in 2000.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Revenues.    Our total revenues for 2002 were $76.8 million compared to $51.9 million in 2001, an increase of approximately $24.9 million or 47.9%. For 2002, III-V and CyberDisplay revenues were $32.7 million and $44.1 million, respectively, versus $28.3 million and $23.6 million, respectively, for 2001. The increase in III-V product revenues in 2002 compared to 2001 resulted from an increase in demand in 2002 from customers who buy our HBT transistor wafers for integration into components used in wireless handsets. Demand in 2002 also benefited on a comparative basis from the prior year because 2001 demand was affected by a build up of HBT inventory at our customers in 2000 which they used in 2001 and reduced 2001 HBT demand accordingly. The increase in CyberDisplay product revenues in 2002 compared to 2001 resulted primarily from an increase in demand from existing customers who use our display in camcorders. We believe we have captured significant market share in the markets of the applications which currently use HBT transistor wafers and CyberDisplay products, principally wireless handsets and camcorders, and we will need to increase sales in other applications to sustain revenue growth in these products.

International sales represented 61.3% and 57.3% of revenues for 2002 and 2001, respectively. International sales are primarily sales of CyberDisplay products to consumer electronic manufacturers primarily located in Japan and Korea. Our international sales are primarily denominated in U.S. currency. Consequently, a strengthening of the U.S. dollar could increase the price in local currencies of our products in foreign markets and make our products relatively more expensive than competitors’ products that are denominated in local currencies, leading to a reduction in sales or profitability in those foreign markets. In addition, sales of our CyberDisplay products in Korea are transacted through our Korean subsidiary, Kowon Technology Co., LTD. Kowon’s sales are primarily denominated in U.S. dollars, however Kowon’s operating costs are denominated in Korean won. As a result, our financial position and results of operations are subject to exchange rate fluctuation. We have not taken any protective measures against exchange rate fluctuations, such as purchasing hedging instruments with respect to such fluctuations, because of the relatively stable exchange rate between the Japanese yen, Korean won and the U.S. dollar

Cost of Product Revenues.    Cost of product revenues, which is comprised of materials, labor and manufacturing overhead related to our products, was $57.6 million for 2002 compared to $62.4 million in 2001, a decrease of approximately $4.8 million or 7.7%. Cost of product revenues as a percent of sales for 2002 and 2001 were 76.9% and 124.1%, respectively. The decrease in cost of product revenues as a percentage of sales is a result of the fixed cost nature of our business whereby our fixed production costs per unit decline as sales unit volume increases, declines in raw material costs, particularly gallium arsenide wafers, and labor productivity increases.

Research and Development.    Research and development expenses are incurred in support of internal display and III-V product development programs or programs funded by agencies of the U.S. government and commercial partners. Research and development costs include staffing, purchases of materials and laboratory supplies, circuit design costs, fabrication and packaging of display products, and overhead. Funded research and development expenses were $3.1 million for 2002 compared to $2.4 million in 2001, an increase of $.7 million.

Internal research and development expenses were $13.1 million for 2002 compared to $12.9 million in 2001. Internal research and development expenses were primarily attributed to the development of a new III-V product, light emitting diodes.

Selling, General and Administrative.    Selling, general and administrative expenses consist of the expenses incurred by our sales and marketing personnel and related expenses, and administrative and general corporate expenses. Selling, general and administrative expenses were $10.0 million for 2002 compared to $15.2 million in 2001, a decrease of $5.2 million, or 34.7%. The reduction in S,G&A expense from the corresponding prior year is principally the result of discontinuing goodwill amortization of approximately $2.2 million, as required by Statement of Financial Accounting Standards No. 142, and lower legal and patent maintenance fees of $1.5 million and bad debt expenses of $1.0 million. In addition, selling, general and administrative expenses include non-cash charges for compensation expense of $55,015 in 2001 relating to the issuance of certain stock options.

We completed the transfer of technology from our Columbia, Maryland facility to our Taunton, Massachusetts facility and closed the Columbia, Maryland facility in 2002. Charges in 2001 for the estimated remaining lease payments under the lease of this facility of $200,000 and the writedown of the unamortized cost of Equipment and Improvements at this facility of $1.8 million were recorded in the accompanying financial statements.

Impairment Charge.    In 1999 and early 2000 as a result of actual and forecasted demand, we expanded our production capacity in our III-V product line. As a result of a decline in our revenues during the second quarter of 2001, we reviewed our capacity against revised forecasted demand and assessed the recoverability of certain machines used in our III-V manufacturing operations. Based on these forecasts, we did not believe these machines would be placed back into service in the foreseeable future; we anticipate these machines would be replaced by newer, more efficient equipment before demand would recover. As a result of our analysis, and other analyses pertaining to the impact of the change in business conditions, we recorded a charge of $5.3 million in the second quarter of 2001 representing the remaining unamortized cost of the identified equipment and other costs.

Other.    Other expenses, primarily amortization of patents and licenses, were $266,000 for 2002 compared to $771,000 in 2001.

Other Income, Net.    Other income (loss), net was a loss of $11.1 million for 2002 compared to income of $24.8 million for 2001. In the second quarter of 2001, we exchanged our 20% interest in Kendin Communications, Inc. (Kendin) for approximately 1.0 million shares of Micrel Incorporated (Micrel) as part of Micrel’s acquisition of Kendin. Our investment in Kendin had a carrying value of $3.2 million at December 31, 2000. At the date of the exchange the closing price of Micrel’s common stock was $29.31 and we recorded a gain of $24.6 million as a result of this exchange in the quarter ended June 30, 2001. During the third quarter of 2001 the Company sold 200,000 Micrel shares and recorded a gain of $700,000.

We have accounted for our investment in Micrel as available-for-sale securities since the receipt of Micrel shares and changes in the value of the Micrel investment have been reflected in Other Comprehensive Income.

In the second quarter of 2002 we received an additional 115,448 shares of Micrel which were held in escrow. In addition during the second and fourth quarters of 2002 we sold approximately 249,449 and 150,000 shares, respectively, of Micrel. As a result of these transactions we recorded losses of $101,000 and $2.5 million in the second and fourth quarters, respectively. On December 31, 2002 the closing price of Micrel’s common stock was $8.98. As a result of the continuing decline in the price of Micrel common stock we believe the decline in value is other than temporary and accordingly we recognized a charge of $10.2 million in the Statement of Operations.

Since the receipt of the Micrel shares we have sold approximately 600,000 shares for total proceeds of $12.0 million. As of December 31, 2002 we held approximately 500,000 shares of Micrel common stock.

Other Income, net also includes interest income of $2.8 million for 2002 compared to $3.8 million for 2001. In 2002 we also recorded losses of $949,000, which represent our 40% share of the losses on our investment in Kopin Taiwan Corp.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Revenues.    Our total revenues for 2001 were $51.9 million compared to $92.6 million in 2000, a decrease of approximately $40.7 million or 43.9%. Our product revenues for 2001 were $50.3 million compared to $91.0 million for 2000, a decrease of approximately $40.7 million or 44.7%. For 2001, III-V product sales and CyberDisplay product sales were $28.1 million and $22.2 million, respectively, versus $72.0 million and $18.9 million, respectively, for 2000. The decrease in III-V product revenues in 2001 compared to 2000 resulted from a decline in demand from customers who buy our HBT transistor wafers for integration into components used in wireless handsets. The decline in demand was the result of worldwide inventory accumulation in the supply chain of wireless and fiber optic communications products and related components. In addition, industry analysts believe there was a slowing of worldwide sales growth rates of wireless and fiber optic communications products when compared to growth rates in 2000. Research and development revenues for 2001 were $1.7 million, compared to $1.6 million in 2000.

International sales represented 57.3% and 45.0% of revenues for 2001 and 2000, respectively.

Cost of Product Revenues.    Cost of product revenues, which is comprised of materials, labor and manufacturing overhead related to our products, was $62.4 million for 2001 compared to $66.2 million in 2000, a decrease of approximately $3.8 million or 5.7%. Cost of product revenues as a percent of sales for 2001 and 2000 were 124.1% and 72.8%, respectively. The increase in cost of product revenues as a percentage of sales is a result of the fixed cost nature of our business whereby expenses did not decline at the same rate as the decline in sales, particularly III-V product sales and related expenses, and, a change in the sale mix between III-V products and CyberDisplay products. In 2000, 79.2% of sales were III-V products versus 55.9% in 2001. CyberDisplay products had and are expected to continue to have lower gross margins than III-V products have had historically.

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

Internal research and development expenses were $12.9 million for 2001 compared to $13.8 million in 2000, a decrease of $900,000. While internal research and development expenses in 2001 did decrease when compared to 2000, expenses in 2000 included $7.4 million in charges incurred in connection with the acquisition of SEP, in October 2000. We determined the amount of the SEP purchase price to be allocated to in-process research and development based on an independent appraisal of certain intangible assets of SEP which indicated that approximately $5.3 million of the acquired intangibles of SEP consisted of in-process research and development that had not yet reached technological feasibility and had no alternative future uses. The amount of the charge taken was based on the expected future discounted cash flows from each product under development, adjusted for the level of completion at the date of acquisition. We also expensed $2.1 million, which consisted primarily of bonuses paid to SEP employees as an inducement to remain with us following the closing of the acquisition. We continue to invest resources to complete the projects acquired from SEP, although this expense was not a significant portion of total research and development expense in 2001. Excluding the $7.4 million charge in 2000, internal research and development costs increased from $6.4 million in 2000 to $12.9 million in 2001, primarily from development of III-V products.

Selling, General and Administrative.    Selling, general and administrative expenses consist of the expenses incurred by our sales and marketing personnel and related expenses, and administrative and general corporate expenses. Selling, general and administrative expenses were $15.2 million for 2001 compared to $9.9 million in 2000, an increase of $5.3 million, or 53.6%. The year to year increase in selling, general and administrative expenses was primarily due to an increase in goodwill amortization of $1.8 million, resulting from the purchase of SEP in October, 2000, bad debt expense of $1.0 million, and legal and patent maintenance of $2.3 million. In addition, selling, general and administrative expenses include non-cash charges for compensation expense of $55,015 and $55,020 for each of the years 2001 and 2000, respectively, relating to the issuance of certain stock options.

We completed the transfer of technology from our Columbia, Maryland facility to our Taunton, Massachusetts facility and closed the Columbia, Maryland facility in 2002. Charges in 2001 for the estimated remaining lease payments under the lease of this facility of $200,000 and the writedown of the unamortized cost of Equipment and Improvements at this facility of $1.8 million were recorded in the accompanying financial statements.

Impairment Charge.    In 1999 and early 2000, as a result of the actual and forecasted demand, we expanded our production capacity in our III-V product line. As a result of a decline in our revenues during the second quarter of 2001, we reviewed our capacity against revised forecasted demand and assessed the recoverability of certain machines used in our III-V manufacturing operations. Based on these forecasts, we did not believe these machines would be placed back into service in the foreseeable future; we anticipate these machines would be replaced by newer, more efficient equipment before demand would recover. As a result of our analysis, and other analyses pertaining to the impact of the change in business conditions, we recorded a charge of $5.3 million in the second quarter of 2001 representing the remaining unamortized cost of the identified equipment and other costs.

Other.    Other expenses, primarily amortization of patents and licenses, were $771,000 for 2001 compared to $534,000 in 2000.

Other Income, Net.    Other income, net was $24.8 million for the year ended December 31, 2001 compared to $5.6 million in 2000. During the second quarter of this fiscal year, we exchanged our 20% interest in Kendin Communications, Inc. (Kendin) for shares of Micrel Incorporated (Micrel) as part of Micrel’s acquisition of Kendin. In conjunction with the receipt of the Micrel shares we recorded a net gain of $24.6 million and a $4 million write-down of certain investments in semiconductor companies due to an other than temporary decline in their value. During the third quarter of 2001, we sold a portion of the Micrel shares for $6.5 million, which had a cost basis of $5.9 million, and recognized a $700,000 gain included in Other Income, Net. We also marked to market our remaining investment in Micrel, classified as an available-for-sale security, which resulted in an unrealized loss of $2.4 million. This unrealized loss was recorded as a component of Accumulated Other Comprehensive Income (Loss) in Stockholders’ Equity.

Other Income, net also includes interest income of $3.8 million for 2001 compared to $6.0 million for 2000.

Liquidity and Capital Resources

We have financed our operations primarily through public and private placements of our equity securities, research and development contract revenues, and sales of our III-V and CyberDisplay products. In November 2001 we filed a registration statement using a “shelf” registration process that we may, from time to time, offer shares of common stock or debt securities, the aggregate total of which will not exceed $150.0 million. As of December 31, 2002 we have issued 3,000,000 shares for $42.0 million and reduced the amount available under the registration statement to $108.0 million. We believe our available cash resources will support our operations and capital needs for at least the next twelve months.

As of December 31, 2002, we had cash and equivalents and marketable securities of $118.0 million and working capital of $115.8 million compared to $104.4 million and $106.4 million, respectively, as of December 31, 2001. The increase in cash and equivalents and marketable securities was primarily due to cash provided by operating activities of $12.2 million, the sale of other investments of $4.4 million and proceeds from the exercise of stock options of $1.1 million offset by capital expenditures of $5.2 million. Our increase in cash and equivalents and marketable securities was favorably impacted by approximately $4.8 million, due to lower accounts receivable and inventory balances at December 31, 2002 as compared to December 31, 2001. These balances may increase in the future which may negatively impact cash flow.

We lease facilities located in Taunton and Westborough, Massachusetts, Scotts Valley, California, and Columbia, Maryland, under non-cancelable operating leases. The Taunton leases expire through May 2010. The Westborough lease expires in April 2008. The Scotts Valley lease expires in 2007. The Maryland lease expires in 2005. We are currently obligated to make lease payments of approximately $8.3 million over the remaining terms of these leases.

We expect to expend between $7.0 and $10.0 million on capital expenditures over the next twelve months, primarily for the acquisition of equipment relating to the production of our III-V and CyberDisplay products.

On October 9, 2002, we authorized the re-purchase of up to $15 million of Kopin stock over a two year period. We have not repurchased any stock through December 31, 2002.

As of December 31, 2002, we had tax loss carryforwards of approximately $52.0 million, which may be used to offset future federal taxable income through 2018.

Recent Accounting Pronouncements

Effective January 1, 2002, we adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. This statement changed the accounting for goodwill and indefinite-lived intangible assets from an amortization approach to an impairment-only approach. In addition, SFAS No. 142 ceased the amortization of goodwill.

As of January 1, 2002, we had $12.6 million of goodwill related to the October 2000 acquisition of SEP. Using the SFAS No. 142 approach described above, we recorded a transitional goodwill impairment charge of $12.6 million, which is presented as a cumulative effect of accounting change in the consolidated statements of operations. The transitional impairment charge resulted from application of the new impairment methodology introduced by SFAS No. 142.

Effective January 1, 2002, goodwill amortization was discontinued. Goodwill amortization for periods prior to January 1, 2002 is included in selling, general and administrative expenses.

In August, 2001, the Financial Accounting Standards Board (FASB) released SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which is effective in 2002. SFAS No. 144 establishes standards for accounting for impairment of long-lived assets used by an entity or held for sale The adoption of this standard did not impact our financial statements.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities, which includes costs relating to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and certain termination benefits provided to employees who are involuntarily terminated. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. We have not yet completed our evaluation of the impact of this implementation on our consolidated financial position or results of operations.

Seasonality

Our business has not historically been seasonal in nature because we have been increasing our market share. However, the markets we sell into are traditionally seasonal and we would expect that as our business matures, our third quarter would be our strongest sales quarter and our first quarter would be our lowest sales quarter.

Inflation

We do not believe our operations have been materially affected by inflationary forces.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

We invest our excess cash in high-quality government and corporate financial instruments which bear lower levels of relative risk. We believe that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations, and cash flows should not be material. Included in other assets is an equity investment in Micrel, Incorporated (Micrel) totaling approximately $4.0 million which is subject to changes in value because of either specific operating issues at Micrel or an overall changes in the stock market. We sell our products to customers worldwide. We maintain a reserve of $1.2 million, or 1.6% of revenue, for potential credit losses. We are exposed to changes in foreign currency exchange rates primarily through our translation of our foreign subsidiary’s financial position, results of operations, and transaction gains and losses as a result of non U.S. dollar denominated cashflows related to business activities in Asia. We do not believe that changes in currency will have a material impact on our financial position.

RISK FACTORS

This Form 10-K report contains forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industries in which we operate, management’s beliefs, and assumptions made by management. In addition, other written or oral statements which constitute forward-looking statements may be made by or on behalf of us. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “could”, “seeks”, “estimates”, variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements, whether as a result of new information, future events or otherwise. Factors that could cause or contribute to such differences in outcomes and results, include, but are not limited to, those discussed below.

We have experienced a history of losses and have a significant accumulated deficit.    Since inception, we have incurred significant net operating losses. As of December 31, 2002 we had an accumulated deficit of $105.0 million. We cannot assure you that we will achieve profitability in the future.

Our revenue and cash flow could be negatively affected by the loss of any of the few customers who account for a substantial portion of our revenues.    A few customers account for a substantial portion of our revenues. In 2002, Conexant Systems merged its wireless division with Alpha Industries to create Skyworks Solutions, Inc. On a pro forma basis, assuming the merger occurred on January 1, 2000, sales of our HBT transistor wafers to Skyworks Solutions would have accounted for approximately 26%, 24%, and 46% of our total revenues for the years ended December 31, 2002, 2001, and 2000, respectively. For the year ended December 31, 2002 Samsung, JVC and Panasonic accounted for 26%, 15% and 13% of our total revenues, respectively. For the year ended December 31, 2001 Samsung and Panasonic accounted for 22% and 15% of our total revenues, respectively. Sales to Mitsubishi Electric Company, Ltd. were 11% of our total revenues for the year ended December 31, 2000. For the years ended December 31, 2002, 2001 and 2000, revenues from multiple contracts with various U.S. governmental agencies accounted for approximately 3%, 3%, and 2%, respectively, of our total revenues.

We anticipate that sales to Skyworks Solutions, Samsung, JVC and Panasonic will continue to represent a significant portion of our revenues for the near future. Skyworks Solutions has publicly stated that its desire is to qualify additional sources for HBT transistor wafers. We believe that historically we provided the vast majority of HBT transistor wafers to Skyworks Solutions. A reduction or delay in orders from Skyworks Solutions or any of our other significant customers would materially reduce our revenue and cash flow and adversely affect our ability to achieve profitability.

We may be unable to increase revenues from HBT transistor wafers if new product applications are not developed.    The growth rates of wireless handsets have been very unpredictable over the last several years. Some analysts believe that the wireless handset market growth could be in the range of 10 to 15 percent for the year ended December 31, 2003. We expect prices of our HBT transistor will decline by 10 to 15 percent during 2003. Accordingly, if we are unable to find additional applications for our HBT transistor wafers, revenue may not grow and our profitability will be negatively impacted.

We may be unable to increase revenues from CyberDisplay™ products if new product applications are not developed.    CyberDisplay revenues for the years ended December 31, 2002, 2001, and 2000 were $44.1 million, $23.6 million and $20.4 million, respectively. The increase in CyberDisplay revenues has been primarily by increasing sales of our monochrome CyberDisplay 320 product to existing customers for use in camcorders. We believe we have captured significant market share in the camcorder market and future growth in this market is limited. Accordingly, if we are unable to expand into new markets our revenues may not grow which may impact our ability to become profitable.

If we are unable to significantly increase our unit sales volume and reduce our production costs, our business will suffer.    Our III-V and CyberDisplay product lines currently have significant fixed costs and our ability to achieve profitability depends upon achieving significant sales volumes and higher gross profit margins. We have only recently produced our CyberDisplay products at volumes necessary to achieve profitability for that product line. If we are unable to maintain our III-V and CyberDisplay production levels and reduce manufacturing costs, we may lose customer orders and our business will become unprofitable.

Our CyberDisplay™ products may not be widely accepted by the market.    Our success will in large part depend on the widespread adoption of the viewing format of our CyberDisplay products. Our success also depends upon the widespread consumer acceptance of our customers’ products. CyberDisplay products work best when used close to the eye which may not be acceptable to consumers. Potential customers may be reluctant to adopt our CyberDisplay products because of concerns surrounding perceived risks relating to:

•	The introduction of our display technology generally;

•	Consumer acceptance of our CyberDisplay products; and

•	The relative complexity, reliability, usefulness and cost-effectiveness of our display products compared to other display products available in the market or that may be developed by our competitors.

In addition, our customers may be reluctant to rely upon a relatively small company such as ours for a critical component. We cannot assure you that prospective customers will adopt our CyberDisplay products or that consumers will accept our CyberDisplay products. If we fail to achieve market acceptance of our CyberDisplay products, our business may not be successful and the value of your investment in Kopin may decline.

We have never manufactured light emitting dies (“LEDs”) in volume and may not be able to achieve sales or production volume.    We anticipate our CyberLite™ LED products will be very important to our revenue growth and achieving profitability, however, we have never manufactured our CyberLite LEDs in volume. Failure to achieve high sales volume production will affect our revenue growth, profitability and acceptance of our LED. In addition, we may be able to achieve volume production but may not be able to do so in a cost effective manner which would negatively impact profitability.

We generally do not have long-term contracts with our customers, which makes forecasting our revenues and operating results difficult.    We generally do not enter into agreements with our customers obligating them to purchase our products. Our business is characterized by short-term purchase orders and shipment schedules and we generally permit orders to be canceled or rescheduled without significant penalty. As a result, our customers may cease purchasing our products at any time, which makes forecasting our revenues difficult. In addition, due to the absence of substantial noncancellable backlog, we typically plan our production and inventory levels based on internal forecasts of customer demand, which are highly unpredictable and can fluctuate substantially. Our operating results are difficult to forecast because we are continuing to invest in capital equipment and increasing our operating expenses for new product development. If we fail to accurately forecast our revenues and operating results, our business may not be successful and the value of your investment in us may decline.

Potential fluctuations in operating results make financial forecasting difficult and could adversely affect the price of our common stock.    Our quarterly and annual revenues and operating results may fluctuate significantly for several reasons including:

•	The timing and successful introduction of additional manufacturing capacity;

•	The timing of the initial selection of our III-V and CyberDisplay products as a component in our customers’ new products;

•	Availability of interface electronics for our CyberDisplay products supplied by Motorola and other vendors;

•	Competitive pressures on selling prices of our products;

•	The timing and cancellation of customer orders;

•	Our ability to introduce new products and technologies on a timely basis;

•	Our ability to successfully reduce costs;

•	The cancellation of U.S. government contracts; and

•	Our ability to secure agreements from our major customers for the purchase of our products.

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

Our ability to manufacture and distribute our CyberDisplay™ products would be severely limited if the third party that we rely on to manufacture integrated circuits for our CyberDisplay™ products fails to provide those services.    We depend on United Microelectronics Corporation, or UMC, for the fabrication of integrated circuits for our CyberDisplay products. We have no long-term contracts with UMC. If UMC were to terminate its arrangement with us or become unable to provide the required capacity and quality on a timely basis, we would be able to manufacture and ship our CyberDisplay products only in limited quantities until replacement foundry services could be obtained. Furthermore, we cannot assure you we would be able to establish alternative manufacturing and packaging relationships on acceptable terms.

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

We depend on third parties to provide integrated circuit chip sets and other critical raw materials for use with our CyberDisplay™ products.    We do not manufacture the integrated circuit chip sets necessary for use with our CyberDisplay products. Instead, we rely on third party independent contractors for these integrated circuit chip sets and other critical raw materials. Motorola currently produces all integrated circuit chip sets used with our CyberDisplay products in camcorders. If Motorola or any other third party were unable or unwilling to supply these integrated circuit chip sets and other critical raw materials, we would be unable to sell our CyberDisplay products until a replacement supplier could be found. We cannot assure you that a replacement supplier could be found on reasonable terms or in a timely manner. In the three month period ended September 30, 2000, two of our vendors could not supply the quantity or quality of critical raw materials we needed. As a result, we were unable to meet customer demand and our manufacturing yield and gross margins were adversely affected. Any interruption in our ability to manufacture and distribute our CyberDisplay products could cause our display business to be unsuccessful and the value of your investment in Kopin may decline.

We may not be able to operate multiple manufacturing facilities successfully.    A critical part of our business strategy is the expansion of our production capacity both internally and using third party manufacturers. We are developing an internal facility to manufacture our CyberLite LED products. We increasingly rely on our Korean subsidiary, Kowon Technology Co., Ltd. (Kowon) for back-end packaging of our CyberDisplay products. If we are unable to maintain or increase our manufacturing capacity at Kowon, we may be able to manufacture and ship our CyberDisplay products only in limited quantities until replacement foundry services could be obtained.

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

We may not be successful in protecting our intellectual property and proprietary rights.    Our success depends in part on our ability to protect our intellectual property and proprietary rights. We have obtained certain domestic and foreign patents and we intend to continue to seek patents on our inventions when appropriate. We also attempt to protect our proprietary information with contractual arrangements and under trade secret laws. Our employees and consultants generally enter into agreements containing provisions with respect to confidentiality and the assignment of rights to inventions made by them while in our employ. These measures may not adequately protect our intellectual and proprietary rights. Existing trade secret, trademark and copyright laws afford only limited protection and our patents could be invalidated or circumvented. Moreover, the laws of certain foreign countries in which our products are or may be manufactured or sold may not fully protect our intellectual property rights. Misappropriation of our technology and the costs of defending our intellectual property rights from misappropriation could substantially impair our business. If we are unable to protect our intellectual property and proprietary rights, our business may not be successful and the value of your investment in us may decline.

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

Item 8.    Financial Statements and Supplementary Data

The financial statements required by this Item are incorporated in this Report on pages F-1 through F-17. Reference is made to Item 15 of this Report.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

Part III

Item 10.    Directors and Executive Officers of the Registrant

(a)  Directors.    The information with respect to directors required by this item is incorporated herein by reference from our Proxy Statement relating to our Annual Meeting of Shareholders to be held on April 24, 2003 (the “Proxy Statement”).

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

Item 14.    Controls and Procedures

Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our subsidiaries) required to be included in our periodic filings with the Securities and Exchange Commission. Our management, including our Chief Executive Officer and Chief Financial Officer, reviewed our internal controls. There have been no significant changes in our internal controls or to our knowledge, in other factors that could significantly affect such internal controls subsequent to the date of their evaluation.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Part IV

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  Documents filed as part of the Report:

(1)  Consolidated Financial Statements:

(2)  Financial Statement Schedules:

Schedule II—Valuation and Qualifying Accounts

Schedules other than the one listed above have been omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements or the notes thereto.

(3)  Exhibits

3.1	Amended and Restated Certificate of Incorporation	(2)

3.2	Amendment to Certificate of Incorporation	(7)

3.3	Amendment to Certificate of Incorporation	(7)

3.4	Second Amended and Restated By-laws

4	Specimen Certificate of Common Stock	(1)

10.1	Form of Employee Agreement with Respect to Inventions and Proprietary Information	(1)

10.2	1985 Incentive Stock Option Plan, as amended	(1)*

10.3	Amended and Restated 1992 Stock Option Plan	(2)*

10.4	1992 Stock Option Plan Amendment	(7)*

10.5	1992 Stock Option Plan Amendment	(8)*

10.6	2001 Equity Incentive Plan	(9)*

10.7	2001 Supplemental Equity Incentive Plan	(8)*

10.8	Form of Key Employee Stock Purchase Agreement	(1)*

10.9	License Agreement by and between the Company and Massachusetts Institute of Technology dated April 22, 1985, as amended	(1)

10.10	Facility Lease, by and between the Company and Massachusetts Technology Park Corporation, dated October 15, 1993	(3)

10.11	Master Sublease—Purchase Agreement, by and between the Company and Massachusetts Industrial Finance Agency, dated June 23, 1994	(4)

10.12	Contract by and between the Company and the United States Department of Commerce, dated April 25, 1995	(5)

10.13	Cooperative Research and Development Agreement, by and between the Company and Massachusetts Institute of Technology Lincoln Laboratory, dated June 21, 1995 (confidential portions on file with the Commission)	(5)

10.14	Letter Agreement, by and between the Company and United Microelectronics Corporation, dated November 29, 1995 (confidential portions on file with the Commission)	(5)

10.15	Joint Venture Agreement, by and among the Company, Kowon Technology Co., Ltd., and Korean Investors, dated as of March 3, 1998	(6)

10.16	Fourth Amended and Restated Employment Agreement between the Company and Dr. John C.C. Fan, dated as of February 20, 2002	*

21.1	Subsidiaries of Kopin Corporation

23.1	Consent of Deloitte & Touche LLP, Independent Auditors of the Company

*	Management contract or compensatory plan required to be filed as an Exhibit to this Form 10-K pursuant to Item 15(c) of this Report.
(1)	Filed as an exhibit to Registration Statement on Form S-1, File No. 33-45853, and incorporated herein by reference.
(2)	Filed as an exhibit to Registration Statement on Form S-1, File No. 33-57450, and incorporated herein by reference.
(3)	Filed as an exhibit to Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference.
(4)	Filed as an exhibit to Quarterly Report on Form 10-Q for the quarterly period ended July 2, 1994 and incorporated herein by reference.
(5)	Filed as an exhibit to Annual Report on Form 10-K for the fiscal year ended December 31, 1995 and incorporated herein by reference.
(6)	Filed as an exhibit to Annual Report on Form 10-Q for the quarterly period ended June 27, 1998 and incorporated herein by reference.
(7)	Filed as an exhibit to Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2000 and incorporated herein by reference.
(8)	Filed as an exhibit to Registration Statement on Form S-8 and incorporated herein by reference.
(9)	Filed as an appendix to Proxy Statement filed on April 20, 2001 and incorporated herein by reference.

(b)  Reports on Form 8-K:

Filed on Form 8-K pursuant to Item 9 thereof, November 11, 2002 and incorporated herein by reference, we filed a report attaching as an exhibit the certifications of John C. C. Fan, our Chairman, President and Chief Executive Officer, and Richard A. Sneider, our Treasurer and Chief Financial Officer, made solely for the purpose of satisfying the requirements of Section 906 of the Sarbanes-Oxley Act of 2002.

KOPIN CORPORATION

INDEPENDENT AUDITORS’ REPORT

Board of Directors and Stockholders

Kopin Corporation

Taunton, Massachusetts

We have audited the accompanying consolidated balance sheets of Kopin Corporation and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Kopin Corporation and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 13 to the consolidated financial statements, the Company changed its method of accounting for goodwill and intangibles in 2002, to conform to Statements of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

/s/    DELOITTE & TOUCHE LLP

Boston, Massachusetts

February 12, 2003

KOPIN CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2002	2001
ASSETS
Current assets:
Cash and equivalents	$35,297,639	$74,425,853
Marketable securities, at fair value	82,693,673	30,009,300
Accounts receivable, net of allowance of $1,200,000 and $1,350,000
Billed	6,680,538	7,210,570
Unbilled	—	33,975
Inventory	4,773,333	8,713,740
Prepaid expenses and other current assets	1,118,944	3,769,400

Total current assets	130,564,127	124,162,838
Property, plant and equipment:
Land	802,171	727,081
Buildings	2,016,474	1,744,151
Equipment	55,552,926	54,052,463
Leasehold improvements	13,304,865	13,515,758
Furniture and fixtures	185,002	570,603
Equipment under construction	1,259,690	1,237,053

	73,121,128	71,847,109
Accumulated depreciation and amortization	(38,372,767)	(31,033,869)

	34,748,361	40,813,240
Other assets	8,773,040	24,943,792
Goodwill, net	—	12,582,383
Intangible assets, net	480,866	1,146,716

Total assets	$174,566,394	$203,648,969

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,414,774	$11,957,728
Accrued payroll and expenses	2,105,206	944,431
Accrued warranty	830,000	830,000
Unearned revenue	1,108,180	—
Other accrued liabilities	3,259,200	3,999,868

Total current liabilities	14,717,360	17,732,027
Minority interest	2,931,366	1,585,980
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $.01 per share: Authorized, 3,000 shares; none issued	—	—
Common stock, par value $.01 per share: Authorized, 120,000,000 shares; issued, 69,391,349 shares in 2002 and 69,045,532 shares in 2001	693,913	690,455
Additional paid-in capital	260,253,567	259,141,718
Accumulated other comprehensive income (loss)	1,013,040	(2,369,677)
Accumulated deficit	(105,042,852)	(73,131,534)

Total stockholders’ equity	156,917,668	184,330,962

Total liabilities and stockholders’ equity	$174,566,394	$203,648,969

See notes to consolidated financial statements.

KOPIN CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2002	2001	2000
Revenues:
Product revenues	$74,808,368	$50,256,711	$90,962,844
Research and development revenues	1,992,751	1,663,610	1,635,461

	76,801,119	51,920,321	92,598,305
Expenses:
Cost of product revenues	57,553,577	62,368,663	66,183,949
Research and development-funded programs	3,097,648	2,380,712	1,216,881
Research and development-internal	13,093,257	12,890,983	13,834,915
Selling, general, and administrative	9,955,712	15,245,176	9,927,728
Other	265,850	771,387	533,873
Impairment charge	—	5,341,784	—

	83,966,044	98,998,705	91,697,346

Income (loss) from operations	(7,164,925)	(47,078,384)	900,959
Other income and expense:
Interest and other income	3,424,981	25,733,103	6,019,334
Interest and other expense	(14,551,282)	(974,476)	(453,075)

Income (loss) before minority interest in income of subsidiary	(18,291,226)	(22,319,757)	6,467,218
Minority interest in income of subsidiary	(1,037,709)	(393,631)	(173,834)

Income (loss) before cumulative effect of accounting change	(19,328,935)	(22,713,388)	6,293,384
Cumulative effect of accounting change	(12,582,383)	—	—

Net income (loss)	$(31,911,318)	$(22,713,388)	$6,293,384

Income (loss) before cumulative effect of accounting change per share:
Basic	$(.28)	$(.34)	$.10

Diluted	$(.28)	$(.34)	$.09

Cumulative effect of accounting change per share:
Basic	$(.18)	$—	$—

Diluted	$(.18)	$—	$—

Net income (loss) per share:
Basic	$(.46)	$(.34)	$.10

Diluted	$(.46)	$(.34)	$.09

Weighted average number of common shares outstanding:
Basic	69,317,695	65,946,964	62,975,715

Diluted	69,317,695	65,946,964	67,727,513

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years ended December 31,
	2002	2001	2000
Net income (loss)	$(31,911,318)	$(22,713,388)	$6,293,384
Foreign currency translation adjustments	630,363	(86,900)	(470,333)
Holding gain (loss) on marketable securities	331,631	(2,611,172)	289,003
Reclassifications of losses in net income	2,420,723	—	—

Comprehensive income (loss)	$(28,528,601)	$(25,411,460)	$6,112,054

See notes to consolidated financial statements.

KOPIN CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount

Balance, January 1, 2000	60,298,724	$602,987	$185,776,145	$(110,035)	$509,725	$(56,711,530)	$130,067,292
Issuance of common stock and assumption of obligations under vested stock options, for acquisition	1,680,331	16,803	23,867,624	—	—	—	23,884,427
Exercise of stock options	2,702,061	27,021	6,630,751	—	—	—	6,657,772
Amortization of compensation relating to grant of stock options	—	—	—	55,020	—	—	55,020
Net unrealized holding gain on marketable securities	—	—	—	—	289,003	—	289,003
Foreign currency translation adjustments	—	—	—	—	(470,333)	—	(470,333)
Net income	—	—	—	—	—	6,293,384	6,293,384

Balance, December 31, 2000	64,681,116	646,811	216,274,520	(55,015)	328,395	(50,418,146)	166,776,565
Issuance of common stock, net of issuance costs of $1,340,563	3,000,000	30,000	38,259,437	—	—	—	38,289,437
Exercise of stock options	1,364,416	13,644	4,607,761	—	—	—	4,621,405
Amortization of compensation relating to grant of stock options	—	—	—	55,015	—	—	55,015
Net unrealized holding loss on marketable securities	—	—	—	—	(2,611,172)	—	(2,611,172)
Foreign currency translation adjustments	—	—	—	—	(86,900)	—	(86,900)
Net loss	—	—	—	—	—	(22,713,388)	(22,713,388)

Balance, December 31, 2001	69,045,532	690,455	259,141,718	—	(2,369,677)	(73,131,534)	184,330,962
Exercise of stock options	345,817	3,458	1,111,849	—	—	—	1,115,307
Net unrealized holding gain on marketable securities	—	—	—	—	2,752,354	—	2,752,354
Foreign currency translation adjustments	—	—	—	—	630,363	—	630,363
Net loss	—	—	—	—	—	(31,911,318)	(31,911,318)

Balance, December 31, 2002	69,391,349	$693,913	$260,253,567	$—	$1,013,040	$(105,042,852)	$156,917,668

See notes to consolidated financial statements.

KOPIN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2002	2001	2000
Cash flows from operating activities:
Net income (loss)	$(31,911,318)	$(22,713,388)	$6,293,384
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	11,917,833	11,200,790	7,311,243
Minority interest in income of subsidiary	1,037,709	473,281	663,570
Net loss (gain) on investment transactions	12,828,300	(13,734,091)	—
Equity in loss in affiliate	949,480	—	—
Cumulative effect of accounting change	12,582,383	—	—
Impairment charge	—	5,341,784	—
Facility closure charge	—	1,820,740	—
Amortization of compensation from stock option grants	—	55,015	55,020
In-process research and development costs	—	—	5,310,000
Changes in assets and liabilities:
Accounts receivable	710,100	7,543,111	(3,643,395)
Inventory	4,103,405	(3,395,011)	435,612
Prepaid expenses and other current assets	2,677,857	7,518,726	(8,207,906)
Accounts payable and accrued expenses	(3,833,384)	3,406,807	4,637,390
Unearned revenue	1,108,180	—	—

Net cash provided by (used in) operating activities	12,170,545	(2,482,236)	12,854,918

Cash flows from investing activities:
Marketable securities	(52,352,745)	29,560,475	(24,738,587)
Other assets	378,134	220,702	144,984
Investments	4,440,383	212,741	(11,480,280)
Capital expenditures	(5,191,683)	(6,997,226)	(33,431,439)

Net cash provided by (used in) investing activities	(52,725,911)	22,996,692	(69,505,322)

Cash flows from financing activities:
Net proceeds from issuance of common stock	—	38,289,437	—
Principal payments on long-term obligations	—	(2,250,000)	(2,459,473)
Proceeds from exercise of stock options	1,115,307	4,621,405	6,657,772

Net cash provided by financing activities	1,115,307	40,660,842	4,198,299

Effect of exchange rate changes on cash	311,845	(82,418)	(196,770)

Net increase (decrease) in cash and equivalents	(39,128,214)	61,092,880	(52,648,875)
Cash and equivalents:
Beginning of period	74,425,853	13,332,973	65,981,848

End of period	$35,297,639	$74,425,853	$13,332,973

Supplementary cash flow information—
Interest paid in cash	$—	$189,185	$421,765

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

Reference herein to “2002”, “2001” and “2000” are for and as of the fiscal years ended December 31, 2002, 2001 and 2000.

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

Revenue Recognition

Product revenue is recognized when a written order is received from the customer, the related product is shipped or when a service is performed, and collectibility of the related receivable is considered probable. The Company’s products generally must meet defined specifications. The Company does not recognize revenue for products prior to customer acceptance unless the Company believes the product meets all customer specifications and has a history of consistently achieving customer acceptance of the product. For certain of our products, we provide customers with a twelve month warranty from the date of sale. Estimated sales return and warranty reserves are provided at the time of sale based upon historical and anticipated sales returns and warranty costs.

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

Research and Development Costs

Research and development expenses, which are expensed as incurred, include costs incurred in support of internal development programs and programs funded by agencies of the federal government, including

KOPIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

development programs for display devices and products, device wafers, circuit design costs, staffing, purchases of materials and laboratory supplies, and fabrication and packaging of our display products. Research and development costs in 2000 also include $5,342,000 of in-process research and development costs associated with the acquisition of Super Epitaxial Products, Inc. (SEP) and $2,100,000 of other costs, principally bonuses paid to SEP employees as an inducement to remain with the Company.

Cash and Equivalents and Marketable Securities

The Company considers all highly liquid, short-term debt instruments with a maturity of three months or less at the date of purchase to be cash equivalents.

Marketable securities consist primarily of commercial paper, medium-term notes, and United States government and agency securities. The Company classifies marketable securities included in Current Assets as “available-for-sale” and accordingly carries them at market value. Marketable equity securities included in Other Assets are classified as “available-for-sale” and are carried at market value. From time to time, the Company sells marketable securities for working capital, capital expenditure and investment purposes. Substantially all the marketable securities mature within one year. Gross unrealized holding gains or losses are recorded in accumulated other comprehensive income.

Investments in available-for-sale marketable securities are as follows:

	Amortized Cost		Unrealized Gains		Fair Value
	December 31,		December 31,		December 31,
	2002	2001	2002	2001	2002	2001
U.S. government and agency securities	$82,266,845	$27,320,593	$426,828	$72,245	$82,693,673	$27,392,838
Corporate debt securities	—	2,605,301	—	11,161	—	2,616,462

Total available for sale securities	$82,266,847	$29,925,894	$426,828	$83,406	$82,693,675	$30,009,300

The gross gains and losses realized related to sales of marketable securities were not material. The Company uses the specific identification method as a basis for determining cost and calculating realized gains and losses.

Inventory

Inventory is stated at the lower of cost (first-in, first-out or specific identification method) or market and consists of the following:

	2002	2001
Raw materials	$3,080,000	$7,583,247
Work in process	1,041,759	900,889
Finished goods	651,574	229,604

	$4,773,333	$8,713,740

KOPIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property, plant and equipment

Property, plant and equipment are recorded at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets, generally 3 to 10 years, or, in the case of leasehold improvements and leased equipment, over the term of the lease.

Intangible Assets

The Company accounts for intangibles in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. Costs of internally developing, maintaining, or restoring intangible assets that are not specifically identifiable, that have indeterminate lives, or that are inherent in a continuing business and related to the Company as a whole, are recognized as an expense when incurred. Acquired intangible assets are recorded at fair value. Intangible assets are amortized on a straight-line basis over the estimated useful life unless that life is determined to be indefinite.

Foreign Currency Translation

Assets and liabilities of non-U.S. operations are translated into U.S. dollars at year end exchange rates, and revenues and expenses at average rates prevailing during the year. Resulting translation adjustments are accumulated as part of accumulated other comprehensive income and aggregate $586,212 and $44,149 of unrealized gain at December 31, 2002 and unrealized loss at December 31, 2001, respectively. Transaction gains or losses are recognized in income or loss currently.

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

Concentration of Credit Risk

The Company primarily invests its excess cash in high quality government and corporate financial instruments which bear minimal credit risk. The Company sells its products to customers worldwide. The Company maintains a reserve for potential credit losses.

Fair Market Value of Financial Instruments

Financial instruments consist of current assets (except inventories) and current liabilities. Current assets and current liabilities are carried at cost, which approximates fair market value.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, using the intrinsic-value method as permitted by SFAS No. 123, Accounting for Stock-Based Compensation and its amendment. Under APB Opinion No. 25, stock compensation expense is recognized for the excess, if any, of fair value of the award price over the exercise price.

KOPIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Impairment Charge

The carrying value of long-lived assets are periodically reviewed to determine if facts and circumstances suggest that they may be impaired or that the amortization or depreciation period may need to be changed. The carrying value of a long-lived asset is considered impaired when the anticipated identifiable undiscounted cash flows from such asset are less than its carrying value. For assets that are to be held and used, impairment is measured based upon the amount by which the carrying amount of the asset exceeds its fair value. For long-lived assets classified as held for sale, the asset is measured at the lower of its carrying amount or fair value less cost to sell.

During 2001, as a result of a decline in the Company’s revenues, the Company assessed the recoverability of certain equipment used in its manufacturing operations. This equipment consisted primarily of manufacturing machines used in the Company’s III-V business. Because of the reduced demand for the Company’s HBT wafer products, the machines were not being used in the manufacturing operations and it did not appear these machines would be placed back into service in the foreseeable future. As a result of this analysis, and other analyses pertaining to the impact of the change in business conditions, the Company recorded a charge of approximately $5,342,000 in the second quarter primarily representing the remaining unamortized cost of the identified equipment.

2.    Acquisition of Super Epitaxial Products, Inc.

In October 2000, the Company acquired Super Epitaxial Products, Inc. (SEP), a privately held company engaged in research and development of optoelectronic materials and devices. Under the terms of the agreement, 1,680,331 shares of the Company’s common stock, with an aggregate value of approximately $22,500,000, were exchanged for all the outstanding shares of SEP. In addition, the Company assumed the obligation to issue shares of its common stock upon exercise of vested SEP stock options; the fair value of these options ($1,400,000) was included in the purchase price of SEP. The acquisition was accounted for using the purchase method of accounting and the results were included from the date of acquisition.

Research and development expense in 2000 includes $7,400,000 in charges incurred in connection with the acquisition of SEP. Of the $7,400,000, $5,310,000 represents the fair value of technologies under development by SEP acquired for use in the Company’s own development efforts. The Company determined the amount of the purchase price to be allocated to in-process research and development based on an independent appraisal of certain intangible assets which indicated that approximately $5,310,000 of the acquired intangibles consisted of in-process research and development that had not yet reached technological feasibility and had no alternative future uses. The amount of the charge taken was based on the expected future discounted cash flows from each product under development, adjusted for the level of completion at the date of acquisition. Accordingly, these amounts were expensed as of the acquisition date.

In addition to the $5,310,000 expensed associated with in-process research and development, the Company also expensed $2,100,000, which consisted primarily of bonuses paid to SEP employees as an inducement to remain with the Company following the closing of the acquisition.

The purchase price was allocated as follows:
Current assets	$1,826,650
Machinery and equipment	992,421
Accounts payable and accrued expenses	(88,813)
Goodwill, in process research and development and other intangible assets	21,154,169

Purchase price	$23,884,427

KOPIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Facilities Closure

In 2001, we completed the transfer of technology from our Columbia, Maryland facility to our Taunton, Massachusetts facility and decided to close the Columbia, Maryland facility. Charges in 2001 for the estimated remaining lease payments under the lease of this facility of $200,000 and the writedown of the unamortized cost of Equipment and Improvements at this facility of $1,800,000 were recorded.

3.    Other Current and Non-Current Assets

Other assets consist primarily of marketable and non-marketable equity securities in various companies and notes receivable.

Marketable Securities

At December 31, 2000, the Company had a 20% interest in Kendin Communications, Inc. (Kendin), which was accounted for using the equity method and had a carrying value of $3,170,000. During the second quarter of 2001, the Company exchanged its interest in Kendin for 986,054 shares of Micrel Incorporated (Micrel), as part of Micrel’s acquisition of Kendin, and recorded a net gain of $24,600,000 on the exchange. At the time of the exchange Micrel’s stock was trading at $29.31 per share. Following this transaction, the Company discontinued the use of the equity method to account for this investment and has accounted for its investment in Micrel common stock as available-for-sale securities and changes in the value of the Micrel investment have been reflected in other comprehensive income. During the third quarter of 2001 the Company sold 200,000 of its Micrel shares and recorded a gain of $700,000.

During the second quarter of 2002, as the result of the lapse of a contingency period related to the sale of Kendin, the Company received 115,448 shares of Micrel common stock which were previously held in escrow. Also during the quarter the Company sold 249,448 shares of Micrel and recognized a net loss of approximately $101,000 on these transactions. During the fourth quarter of 2002 the Company sold 150,000 shares of Micrel and recorded a loss on the disposition of $2,525,000.

On December 31, 2002 the closing price of Micrel’s common stock was $8.98 per share. As a result of the continuing decline in the price of Micrel common stock, we believe the decline in fair value was other than temporary and accordingly we recognized a charge of $10,211,000 to record the Micrel investment at fair value.

The gains and losses recognized from the exchange of the Micrel investment and subsequent activity related to Micrel is included in other income and expense for the years ended December 31, 2002 and 2001. Since the receipt of the Micrel shares the Company has sold approximately 600,000 shares for total proceeds of $12,240,000. As of December 31, 2002, the Company held approximately 500,000 shares of Micrel common stock with a market value of $4,503,000.

Non-Marketable Securities

At December 31, 2002, the Company has a 40% interest in Kopin Taiwan Corp (KTC), which was accounted for using the equity method and had a carrying value of $2,244,000. During 2001 the Company purchased fixed assets on behalf of KTC totaling $9,012,000. At December 31, 2001, there was $1,727,000 included in other current assets for the remaining amounts due to the Company from KTC for these fixed assets. For the year ended December 31, 2002 the Company recorded losses of approximately $949,000 in interest and other expense, net which represents the Company’s portion of KTC’s results from operations. At December 31, 2002, the Company was owed $80,000 from KTC.

KOPIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2002, the Company had an investment in a company with a carrying value of approximately $1,271,000. Certain officers and directors have invested in some of the Company’s investee companies, including Micrel.

Also during 2001, the Company recorded a $5,667,000 write-down of certain non-marketable securities as a result of a more than temporary decline in their value.

4.    Intangible Assets

Intangible assets consist of the following:

	Estimated Useful Life (years)	2002	2001
Patents and application fees	10	$2,536,999	$2,536,999
Less accumulated amortization		(2,056,133)	(1,390,283)

		$480,866	$1,146,716

5.    Stockholders’ Equity

In November 2001, the Company completed a public offering of 3,000,000 shares of common stock at a price of $14.00 per share. Net proceeds to the Company totaled approximately $38,289,000.

6.    Revenues

Revenues consisted of approximately the following:

	2002	2001	2000
III-V	$32,679,000	$28,324,000	$72,221,000
Display	44,122,000	23,596,000	20,377,000

Total Sales	$76,801,000	$51,920,000	$92,598,000

7.    Major Customers

For the years ended December 31, 2002, 2001 and 2000 approximately 26%, 24% and 46%, respectively, of the Company’s revenues resulted from sales to a single customer. For the years ended December 31, 2002 and 2001 approximately 26% and 22%, respectively, of the Company’s revenues resulted from sales to a second customer and 13% and 15%, respectively, resulted from sales to a third customer. For the year ended December 31, 2002, 15% of the Company’s sales resulted from a fourth customer. Approximately 11% of the Company’s revenues resulted from sales to a fifth customer in 2000. In addition, during the years ended December 31, 2002, 2001, and 2000, approximately 3%, 3%, and 2%, respectively, of the Company’s revenues resulted from multiple contracts with various agencies of the United States government. These contracts are subject to termination at the election of the relevant agency.

Sales to foreign customers during the years ended December 31, 2002, 2001 and 2000 were approximately 61%, 57% and 45%, respectively, of our revenue. Sales to Japan for 2002, 2001 and 2000 were approximately 30%, 22% and 26%, respectively of our revenue. Revenues from Korea were approximately 29% and 27% of our revenue in 2002 and 2001, respectively.

KOPIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.    Income Taxes

As of December 31, 2002, the Company has available for tax purposes federal net operating loss carryforwards of approximately $52,000,000, expiring through 2018. Deferred taxes are provided to recognize the effect of temporary differences between tax and financial reporting. Deferred income tax assets and liabilities consist of the following:

	2002	2001
Deferred tax assets:
Net operating loss carryforward	$18,397,000	$26,957,000
Research and development expenses	617,000	1,085,000
Amortization of intangible asset	5,862,000	1,600,000
Equipment	3,190,000	3,040,000
Investments	5,214,000	—
Other	3,736,000	2,305,000

	$37,016,000	$34,987,000

Deferred tax liabilities:
Investments	$—	$6,346,000
Patent costs	888,000	1,040,000
Depreciation	3,315,000	3,174,000

	4,203,000	10,560,000

Net deferred tax assets	32,813,000	24,427,000
Valuation allowance	(32,813,000)	(24,427,000)

	$—	$—

The provision for income taxes consists of the following for the years ended December 31:

	2002	2001	2000
Current
Federal	$3,823,000	$(7,950,000)	$1,970,000
State	781,000	(1,363,000)	591,000
Foreign	244,000	108,000	24,000
Deferred
Federal	(13,979,000)	(1,046,000)	23,000
State	(2,841,000)	(160,000)	7,000
Generation (utilization) of loss carryforwards	11,972,000	10,411,000	(2,615,000)

	$—	$—	$—

9.    Stock Options

The Company’s 1992 Stock Option Plan (the 1992 Plan), which expired on December 31, 2001 permitted the granting of both nonqualified stock options and incentive stock options and covered 15,000,000 shares of common stock (including shares issued upon exercise of options granted pursuant the 1985 Plan). In 2001 the Company adopted a 2001 Equity Incentive Plan (the “Equity Plan”) and a 2001 Supplemental Equity Plan (the

KOPIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

“Supplemental Plan”). The Equity Plan, as amended, permits the granting of both nonqualified and incentive stock options. The Equity Plan covers 2,400,000 shares of common stock which may be issued to employees and members of the Board of Directors. The Supplemental Plan covers 1,300,000 shares of common stock which may be issued to employees and only permits the issuance of nonqualified stock options. The option price of incentive stock options shall not be less than 100% of the fair market value of the stock at the date of grant, or in the case of certain incentive stock options, at 110% of the fair market value at the time of the grant. Options must be exercised within a ten-year period or sooner if so specified within the option agreement. The term and vesting period for options granted under plans are determined by the Company’s compensation committee. Options granted generally vest over four years.

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

	2002		2001		2000
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Balance, beginning of year	8,826,106	$9.47	8,289,442	$9.08	8,640,488	$4.55
Options granted	1,351,125	4.88	2,190,037	7.41	2,719,097	16.98
Options cancelled	(468,972)	9.56	(277,398)	10.46	(304,918)	6.85
Options exercised	(345,539)	3.10	(1,375,975)	3.67	(2,765,225)	2.94

Balance, end of year	9,362,720	9.14	8,826,106	9.47	8,289,442	9.08

Exercisable, end of year	5,575,754		4,324,696		3,591,328

The following table summarizes information about stock options outstanding and exercisable at December 31, 2002:

	Options Outstanding			Options Exercisable
Range of Exercise prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.25—$3.55	1,092,657	4.83	$2.73	1,077,329	$2.71
$3.75—$4.97	2,622,692	7.54	4.33	1,340,267	4.04
$5.04—$9.95	2,095,213	8.33	6.77	635,977	6.95
$10.25—$13.00	2,188,558	7.47	10.42	1,408,531	10.44
$14.69—$44.88	1,363,600	7.96	25.14	1,113,650	24.51

	9,362,720	7.38	9.14	5,575,754	9.82

KOPIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As described in Note 1, the Company uses the intrinsic-value method to measure stock compensation expense associated with employee stock compensation awards. Had the Company used the fair-value method to measure employee stock compensation, reported net income would have been impacted as follows:

	Years ended December 31,
	2002	2001	2000
Net income (loss), as reported	$(31,911,318)	$(22,713,388)	$6,293,384
Less: Total stock-based employee compensation expense determined under fair value based method for all awards	(10,317,319)	(10,819,612)	(9,880,384)

Pro forma net loss	$(42,228,637)	$(33,533,000)	$(3,587,000)

Earning per share:
Basic, as reported	$(.46)	$(.34)	$.10

Basic, pro forma	$(.61)	$(.51)	$(.06)

Diluted, as reported	$(.46)	$(.34)	$.09

Diluted, pro forma	$(.61)	$(.51)	$(.05)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 2002, 2001, and 2000: no expected dividend yield; expected volatility of 72.69% in 2002, 72.75% in 2001, and 72.75% in 2000; risk-free interest rate of 3.82% in 2002, 5.02% in 2001 and 6.5% in 2000; and expected lives of four years. The weighted-average fair value of options on grant date was $2.77 in 2002, $4.29 in 2001, and $14.89 in 2000.

10.    Employee Benefit Plan

The Company has an employee benefit plan pursuant to Section 401(k) of the Internal Revenue Code. The plan allows employees to defer up to 15% of their annual compensation to a current maximum of $11,000. The Company will match 50% of all deferred compensation up to a maximum of 3% of each employee’s annual compensation. The amount charged to operations in connection with this plan was approximately $180,000 in 2002, $209,000 in 2001, and $163,000 in 2000.

11.    Commitments

Leases

We lease facilities located in Taunton and Westborough, Massachusetts, Scotts Valley, California, and Columbia, Maryland under noncancellable operating leases. The Taunton leases expire in 2007 and 2010. The Westborough lease expires in 2008. The Scotts Valley lease terminates in 2007. The Maryland lease expires in 2005. Substantially all real estate taxes, insurance and maintenance expenses under these leases are our obligations and are expensed as incurred. The following is a schedule of minimum rental commitments under noncancellable operating leases as of December 31, 2002:

Year ending December 31,	Amount
2003	$1,664,775
2004	1,611,388
2005	1,447,791
2006	1,307,954
2007	1,139,575
Thereafter	1,131,249

Total minimum lease payments	$8,302,732

KOPIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts incurred under operating leases are recorded as rent expense and aggregated approximately $1,691,000 in 2002, $1,933,000 in 2001, and $1,522,000 in 2000.

Other Agreements

The Company has entered into various license agreements which require payment of royalties based upon a set percentage of product sales, subject, in some cases, to certain minimum amounts. Total royalty expense approximated $36,000 in 2002, $30,180 in 2001, and $26,040 in 2000.

12.    Litigation

The Company is engaged in legal proceedings arising in the ordinary course of business. We believe the ultimate outcome of these proceedings will not have a material adverse impact on our consolidated financial position, results of operations or cash flows.

13.    Recent Accounting Pronouncements

Effective January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. This statement changed the accounting for goodwill and indefinite-lived intangible assets from an amortization approach to an impairment-only approach. As a result of the adoption of SFAS No. 142, the Company recorded a transitional goodwill impairment charge of $12.6 million, which is presented as a cumulative effect of accounting change in the consolidated statements of operations. The Company estimated the fair value of the impacted reporting unit using a discounted cash flow model.

Effective with the adoption of SFAS No. 142 goodwill amortization was discontinued. Goodwill amortization for periods prior to January 1, 2002 is included in selling, general and administrative expenses. The following tables reconcile net income (loss) and per share results adjusted for the implementation of SFAS No. 142 for all periods presented:

	2002	2001	2000
Net income (loss)	$(31,911,318)	$(22,713,388)	$6,293,384
Cumulative effect of accounting change	(12,582,383)	—	—

Income (loss) before effect of accounting change	(19,328,935)	(22,713,388)	6,293,384
Add back: goodwill amortization	—	2,165,983	413,517

Income (loss) before effect of accounting change	$(19,328,935)	$(20,547,405)	$6,706,901

	2002	2001	2000
Net income (loss) per share:
Basic	$(.46)	$(.34)	$.10

Diluted	$(.46)	$(.34)	$.09

Effect of accounting change per share:
Basic	$.18	$.03	$.01

Diluted	$.18	$.03	$.01

Income (loss) before effect of accounting change per share:
Basic	$(.28)	$(.31)	$.11

Diluted	$(.28)	$(.31)	$.10

KOPIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In August 2001, the Financial Accounting Standards Board (“FASB”) released SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which is effective in 2002. SFAS No. 144 establishes standards for accounting for impairment of long-lived assets used by an entity or held for sale. The adoption of this standard did not impact the Company’s financial statements.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities, which includes costs relating to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and certain termination benefits provided to employees who are involuntarily terminated. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company has not yet completed its evaluation of the impact of this implementation on its consolidated financial position or results of operations.

14.    Selected Quarterly Financial Information (Unaudited)

The following table presents summarized financial results for the each of the fiscal quarters of the years ended December 31, 2002 and 2001 (in thousands, except per share data).

	2002
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenues	$17,583	$20,835	$21,887	$16,496
Gross profit	2,710	4,708	5,846	3,990
Net income (loss)	(15,767)	(1,622)	591	(15,113)
Income (loss) per share-basic	$(.23)	$(.02)	$.01	$(.22)
Income (loss) per share-diluted	$(.23)	$(.02)	$.01	$(.22)

	2001
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenues	$14,973	$9,238	$12,263	$15,446
Gross loss	(1,959)	(6,205)	(3,813)	(135)
Net income (loss)	(6,769)	352	(9,235)	(7,061)
Income (loss) per share-basic	$(.10)	$.01	$(.14)	$(.10)
Income (loss) per share-diluted	$(.10)	$.01	$(.14)	$(.10)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 14, 2003

KOPIN CORPORATION

By:	/s/ JOHN C. C. FAN
John C. C. Fan Chairman of the Board, Chief Executive Officer, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN C. C. FAN John C. C. Fan	Chairman of the Board, Chief Executive Officer, President and Director (Principal Executive Officer)	March 14, 2003

/s/ DAVID E. BROOK David E. Brook	Director	March 14, 2003

/s/ MORTON COLLINS Morton Collins	Director	March 14, 2003

/s/ ANDREW H. CHAPMAN Andrew H. Chapman	Director	March 14, 2003

/s/ CHI CHIA HSIEH Chi Chia Hsieh	Director	March 14, 2003

/s/ MICHAEL A. WALL Michael A. Wall	Director	March 14, 2003

/s/ RICHARD A. SNEIDER Richard A. Sneider	Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)	March 14, 2003

CERTIFICATIONS

I, John C. C. Fan, the President and Chief Executive Officer of Kopin Corporation, certify that:

1.	I have reviewed this annual report on Form 10-K of Kopin Corporation;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 14, 2003

By:	/s/ JOHN C. C. FAN
John C. C. Fan President and Chief Executive Officer

I, Richard A. Sneider, the Chief Financial Officer of Kopin Corporation, certify that:

1.	I have reviewed this annual report on Form 10-K of Kopin Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 14, 2003

By:	/s/ RICHARD A. SNEIDER
Richard A. Sneider Chief Financial Officer

2

KOPIN CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2002, 2001, 2000

Description	Balance at Beginning of Year	Additions Charged to Income	Deductions from Reserve	Balance at End of Year
Reserve deducted from assets—allowance for doubtful accounts:
2000	$450,800	$300,000	$(800)	$450,000
2001	450,000	900,000	—	1,350,000
2002	1,350,000	—	(150,000)	1,200,000

INDEX TO EXHIBITS

Exhibits		Sequential page number

3.1	Amended and Restated Certificate of Incorporation	(2)

3.2	Amendment to Certificate of Incorporation	(7)

3.3	Amendment to Certificate of Incorporation	(7)

3.4	Second Amended and Restated By-laws

4	Specimen Certificate of Common Stock	(1)

10.1	Form of Employee Agreement with Respect to Inventions and Proprietary Information	(1)

10.2	1985 Incentive Stock Option Plan, as amended	(1)*

10.3	Amended and Restated 1992 Stock Option Plan	(2)*

10.4	1992 Stock Option Plan Amendment	(7)*

10.5	1992 Stock Option Plan Amendment	(8)*

10.6	2001 Equity Incentive Plan	(9)*

10.7	2001 Supplemental Equity Incentive Plan	(8)*

10.8	Form of Key Employee Stock Purchase Agreement	(1)*

10.9	License Agreement by and between the Company and Massachusetts Institute of Technology dated April 22, 1985, as amended	(1)

10.10	Facility Lease, by and between the Company and Massachusetts Technology Park Corporation, dated October 15, 1993	(3)

10.11	Master Sublease—Purchase Agreement, by and between the Company and Massachusetts Industrial Finance Agency, dated June 23, 1994	(4)

10.12	Contract by and between the Company and the United States Department of Commerce, dated April 25,1995	(5)

10.13	Cooperative Research and Development Agreement, by and between the Company and Massachusetts Institute of Technology Lincoln Laboratory, dated June 21, 1995 (confidential portions on file with the Commission)	(5)

10.14	Letter Agreement, by and between the Company and United Microelectronics Corporation, dated November 29, 1995 (confidential portions on file with the Commission)	(5)

10.15	Joint Venture Agreement, by and among the Company, Kowon Technology Co., Ltd., and Korean Investors, dated as of March 3, 1998	(6)

10.16	Fourth Amended and Restated Employment Agreement between the Company and Dr. John C.C. Fan, dated as of February 20, 2002	*

21.1	Subsidiaries of Kopin Corporation

23.1	Consent of Deloitte & Touche LLP, Independent Auditors of the Company

*	Management contract or compensatory plan required to be filed as an Exhibit to this Form 10-K pursuant to Item 15(c) of this Report.
(1)	Filed as an exhibit to Registration Statement on Form S-1, File No. 33-45853, and incorporated herein by reference.
(2)	Filed as an exhibit to Registration Statement on Form S-1, File No. 33-57450, and incorporated herein by reference.

(3)	Filed as an exhibit to Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference.
(4)	Filed as an exhibit to Quarterly Report on Form 10-Q for the quarterly period ended July 2, 1994 and incorporated herein by reference.
(5)	Filed as an exhibit to Annual Report on Form 10-K for the fiscal year ended December 31, 1995 and incorporated herein by reference.
(6)	Filed as an exhibit to Annual Report on Form 10-Q for the quarterly period ended June 27, 1998 and incorporated herein by reference.
(7)	Filed as an exhibit to Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2000 and incorporated herein by reference.
(8)	Filed as an exhibit to Registration Statement on Form S-8 and incorporated herein by reference.
(9)	Filed as an appendix to Proxy Statement filed on April 20, 2001 and incorporated herein by reference.