Form 10-Q
period 2003-03-29
KOPIN CORP
filed 2003-05-13
CIK 771266

Use these links to rapidly review the document
INDEX

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 29, 2003

Commission file number 0-19882

KOPIN CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	04-2833935 (I.R.S. Employer Identification No.)
695 Myles Standish Blvd., Taunton, MA (Address of principal executive offices)	02780-1042 (Zip Code)

Registrant's telephone number, including area code (508) 824-6696

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 30, 2003
Common Stock, par value $.01	69,402,539

KOPIN CORPORATION

RISK FACTORS

        This Form 10-Q report contains forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industries in which we operate, management's beliefs, and assumptions made by management. In addition, other written or oral statements which constitute forward-looking statements may be made by or on behalf of us. Words such as "expects", "anticipates", "intends", "plans", "believes", "could", "seeks", "estimates", variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements, whether as a result of new information, future events or otherwise.

        In addition to the risks and uncertainties set forth in this Form 10-Q, other factors that could cause actual results to differ materially include, without limitation, the following: general economic and business conditions and growth in the flat panel display and the gallium arsenide integrated circuit and materials industries, sales growth of the wireless handset industry, the successful introduction of our CyberLite™ product, the impact of competitive products and pricing, availability of integrated circuit fabrication facilities, cost and yields associated with the production of our products, availability of interface electronic chips to run our CyberDisplay™ products, loss of significant customers, acceptance of our products, continuation of strategic relationships, changes in foreign currency exchange rates, and the risk factors and cautionary statements listed from time to time in the Company's periodic reports and registration statements filed with the Securities and Exchange Commission, including but not limited to our Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

        Factors that could cause or contribute to differences in outcomes and results include, but are not limited to, those discussed below.

        We have experienced a history of losses and have a significant accumulated deficit.    Since inception, we have incurred significant net operating losses. As of March 29, 2003 we had an accumulated deficit of $107.3 million. We cannot assure investors that we will achieve profitability in the future.

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

        We may be unable to increase revenues from HBT transistor wafers if new product applications are not developed.    The growth rates of wireless handsets have been very unpredictable over the last several years. Some analysts believe that the wireless handset market growth could be in the range of 10 to 15 percent for the year ended December 31, 2003. We expect prices of our HBT transistor will decline by 10 to 15 percent during 2003. Accordingly, if we are unable to find additional applications for our HBT transistor wafers, revenue may not grow which may impact our ability to become profitable.

        We may be unable to increase revenues from CyberDisplay™ products if new product applications are not developed.    CyberDisplay revenues for the years ended December 31, 2002, 2001, and 2000 were $44.1 million, $23.6 million and $20.4 million, respectively. The increase in CyberDisplay revenues has resulted primarily from increasing sales of our monochrome CyberDisplay 320 product to existing customers for use in camcorders. We believe we have captured significant market share in the camcorder market and future growth in this market is limited. Accordingly, if we are unable to expand into new markets our revenues may not grow which may impact our ability to become profitable.

        If we are unable to significantly increase our unit sales volume and reduce our production costs, our business will suffer.    Our III-V and CyberDisplay product lines currently have significant fixed costs and our ability to achieve profitability depends upon achieving significant sales volumes and higher gross profit margins. We recently introduced our CyberLite light emitting diode (LED) product which is included within our III-V product group. We currently do not sell our CyberLite LEDs in sufficient volume to cover its operating costs. If we are unable to increase our III-V and CyberDisplay production levels and reduce manufacturing costs, we may lose customer orders and our business will remain unprofitable.

        Our CyberDisplay™ products may not be widely accepted by the market.    Our success will in large part depend on the widespread adoption of the viewing format of our CyberDisplay products in multiple applications. Our success also depends upon the widespread consumer acceptance of our customers' products. CyberDisplay products work best when used close to the eye which may not be acceptable to consumers. Potential customers may be reluctant to adopt our CyberDisplay products because of concerns surrounding perceived risks relating to:

  •
  The introduction of our display technology generally;

  •
  Consumer acceptance of our CyberDisplay products; and

  •
  The relative complexity, reliability, usefulness and cost-effectiveness of our display products compared to other display products available in the market or that may be developed by our competitors.

        In addition, our customers may be reluctant to rely upon a relatively small company such as ours for a critical component. We cannot assure investors that prospective customers will adopt our CyberDisplay products or that consumers will accept our CyberDisplay products. If we fail to achieve market acceptance of our CyberDisplay products, our business may not be successful and we may not be able to achieve profitablity.

        We have never manufactured CyberLite™ LEDs in volume and may not be able to achieve sales or production volume.    We anticipate our CyberLite LED products will be very important to our revenue growth and achieving profitability, however, we have never manufactured our CyberLite LEDs in volume. Failure to achieve high sales volume production will affect our revenue growth, our ability to become profitable and acceptance of our CyberLite LEDs. In addition, we may be able to achieve volume production but may not be able to do so in a cost effective manner, which would negatively impact our ability to achieve profitability.

        We generally do not have long-term contracts with our customers, which makes forecasting our revenues and operating results difficult.    We generally do not enter into agreements with our customers obligating them to purchase our products. Our business is characterized by short-term purchase orders and shipment schedules and we generally permit orders to be canceled or rescheduled without significant penalty. As a result, our customers may cease purchasing our products at any time, which makes forecasting our revenues difficult. In addition, due to the absence of substantial noncancellable backlog, we typically plan our production and inventory levels based on internal forecasts of customer demand, which are highly unpredictable and can fluctuate substantially. Our operating results are difficult to forecast because we are continuing to invest in capital equipment and increasing our operating expenses for new product development. If we fail to accurately forecast our revenues and operating results, our business may not be successful and the value of investors' investment in us may decline.

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

        As a result of these and other factors, investors should not rely on our revenues and our operating results for any one quarter or year as an indication of our future revenues or operating results. If our quarterly revenues or results of operations fall below expectations of investors or public market analysts, the price of our common stock could fall substantially.

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

        Our ability to manufacture and distribute our CyberDisplay™ products would be severely limited if the third party that we rely on to manufacture integrated circuits for our CyberDisplay™ products fails to provide those services.    We depend on United Microelectronics Corporation, or UMC, for the fabrication of integrated circuits for our CyberDisplay products. We have no long-term contracts with UMC. If UMC were to terminate its arrangement with us or become unable to provide the required capacity and quality on a timely basis, we would be able to manufacture and ship our CyberDisplay products only in limited quantities until replacement foundry services could be obtained. Furthermore, we cannot assure investors we would be able to establish alternative manufacturing and packaging relationships on acceptable terms.

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

        UMC, as well as several other third parties with which we do business, is located in Taiwan. Due to the earthquake that occurred in Taiwan in 1999 and the typhoon that occurred in Taiwan in September 2001, many Taiwanese companies, including UMC, experienced related business interruptions. UMC has resumed normal operations; however, our business could suffer significantly if UMC's operations were disrupted again for an extended period of time, due to natural disaster or political unrest.

        In 2003, there has been an outbreak of Severe Acute Respiratory Syndrome ("SARS"). At the time of this 10-Q filing, the outbreak has been concentrated largely in mainland China, although cases have been confirmed in other locations, including Hong Kong, Taiwan, Singapore, Vietnam, the United States and Canada. There have been reports that consumer demand has been negatively impacted by the outbreak of SARS. Since we conduct business in Asia, our sales, manufacturing and distribution processes, and in turn our overall business operations, may be adversely affected if the SARS situation continues and/or spreads.

        We depend on third parties to provide integrated circuit chip sets and other critical raw materials for use with our CyberDisplay™ products.    We do not manufacture the integrated circuit chip sets necessary for use with our CyberDisplay products. Instead, we rely on third party independent contractors for these integrated circuit chip sets and other critical raw materials. Motorola currently produces all integrated circuit chip sets used with our CyberDisplay products in camcorders. If Motorola or any other third party were unable or unwilling to supply these integrated circuit chip sets and other critical raw materials, we would be unable to sell our CyberDisplay products until a replacement supplier could be found. We cannot assure investors that a replacement supplier could be found on reasonable terms or in a timely manner. In the past we have experienced situations when our vendors could not supply the quantity or quality of critical raw materials we needed. As a result, we were unable to meet customer demand and our manufacturing yield and gross margins were adversely affected. Any interruption in our ability to manufacture and distribute our CyberDisplay products could cause our display business to be unsuccessful and the value of investors' investment in Kopin may decline.

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

        We may not be successful in protecting our intellectual property and proprietary rights.    Our success depends in part on our ability to protect our intellectual property and proprietary rights. We have obtained certain domestic and foreign patents and we intend to continue to seek patents on our inventions when appropriate. We also attempt to protect our proprietary information with contractual arrangements and under trade secret laws. Our employees and consultants generally enter into agreements containing provisions with respect to confidentiality and the assignment of rights to inventions made by them while in our employ. These measures may not adequately protect our intellectual and proprietary rights. Existing trade secret, trademark and copyright laws afford only limited protection and our patents could be invalidated or circumvented. Moreover, the laws of certain foreign countries in which our products are or may be manufactured or sold may not fully protect our intellectual property rights. Misappropriation of our technology and the costs of defending our intellectual property rights from misappropriation could substantially impair our business. If we are unable to protect our intellectual property and proprietary rights, our business may not be successful and the value of investors' investment in us may decline.

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

        We may be unable to grow at our historical growth rates or at all, and if we grow we may be unable to manage our growth effectively.    In 1999 and 2000, we experienced significant growth in sales of our III-V and CyberDisplay products. We believe that the high growth rates of 1999 and 2000, driven principally by sales of our HBT Transistor wafers, was the result of the adoption of digital wireless handsets. Due to a significant slowdown in the wireless and fiber optic communication markets and other general economic conditions, our sales declined in 2001. In addition, we cannot assure investors that our systems, procedures, controls and existing and planned space will be adequate to support our future operations. As a result of these concerns, we cannot be sure that we will grow, or, if we do grow, that we will be able to achieve our historical growth rate.

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

        We may incur significant liabilities if we fail to comply with stringent environmental regulations or if we did not comply with these regulations in the past.    We are subject to a variety of federal, state and local governmental regulations related to the use, storage, discharge and disposal of toxic or otherwise hazardous chemicals used in our manufacturing process. Although we believe our activities conform to environmental regulations, the failure to comply with present or future regulations could result in fines being imposed on us, suspension of production, or, a cessation of operations. We cannot assure investors that we have not, in the past, violated applicable laws or regulations which could result in required remediation or other liabilities.

        Investors should not expect to receive dividends from us.    We have not paid cash dividends in the past, nor do we expect to pay cash dividends for the foreseeable future. We anticipate that earnings, if any, will be retained for the development of our businesses.

        Our stock price may be volatile in the future.    The trading price of our common stock has been subject to wide fluctuations in response to quarter-to-quarter variations in results of operations, announcements of technological innovations or new products by us or our competitors, general conditions in the wireless communications, semiconductor and display markets, changes in earnings estimates by analysts or other events or factors. In addition, the public stock markets recently have experienced extreme price and trading volatility. This volatility has significantly affected the market prices of securities of many technology companies for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our common stock.

PART I. FINANCIAL INFORMATION

KOPIN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 29, 2003	December 31, 2002
Assets
Current assets:
Cash and equivalents	$39,534,340	$35,297,639
Marketable securities, at fair value	75,615,007	82,693,673
Accounts receivable, net of allowance of $1,200,000 as of 2003 and 2002	9.871,710	6,680,538
Inventory	5,424,538	4,773,333
Prepaid expenses and other current assets	1,152,257	1,118,944

Total current assets	131,597,852	130,564,127
Property, plant and equipment, net	33,395,476	34,748,361
Other assets	9,748,058	8,773,040
Intangible assets, net	360,649	480,866

Total assets	$175,102,035	$174,566,394

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$10,545,709	$7,414,774
Accrued payroll and expenses	2,043,316	2,105,206
Accrued warranty	830,000	830,000
Unearned revenue	1,158,180	1,108,180
Other accrued liabilities	2,899,731	3,259,200

Total current liabilities	17,476,936	14,717,360
Minority interest	3,024,803	2,931,366
Commitments and contingencies
Stockholders' equity:
Preferred stock, par value $.01 per share: authorized, 3,000 shares; none issued and outstanding	—	—
Common stock, par value $.01 per share: authorized, 120,000,000 shares; issued: 69,391,349 shares in 2003 and 2002	693,913	693,913
Additional paid-in capital	260,253,567	260,253,567
Accumulated other comprehensive income	932,716	1,013,040
Accumulated deficit	(107,279,900)	(105,042,852)

Total stockholders' equity	154,600,296	156,917,668

Total liabilities and stockholders' equity	$175,102,035	$174,566,394

See notes to unaudited condensed consolidated financial statements.

KOPIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended
	March 29, 2003	March 30, 2002
Revenues:
Product revenues	$18,048,746	$17,355,889
Research and development revenues	—	227,056

	18,048,746	17,582,945
Expenses:
Cost of product revenues	15,058,930	14,645,593
Research and development	2,881,176	3,308,745
Selling, general and administrative	2,619,286	3,022,202
Other	120,216	265,426

	20,679,608	21,241,966

Loss from operations	(2,630,862)	(3,659,021)
Other income and expense:
Interest and other income	1,060,903	708,825
Interest and other expense	(393,538)	(14,232)

Loss before minority interest in income of subsidiary and cumulative effect of accounting change	(1,963,497)	(2,964,428)
Minority interest in income of subsidiary	(273,551)	(220,148)

Loss before cumulative effect of accounting change	(2,237,048)	(3,184,576)
Cumulative effect of accounting change	—	(12,582,383)

Net loss	$(2,237,048)	$(15,766,959)

Loss before cumulative effect of accounting change per share:
Basic	$(.03)	$(.05)

Diluted	$(.03)	$(.05)

Cumulative effect of accounting change per share:
Basic	$—	$(.18)

Diluted	$—	$(.18)

Net loss per share:
Basic	$(.03)	$(.23)

Diluted	$(.03)	$(.23)

Weighted average number of common shares outstanding:
Basic	69,391,207	69,163,120

Diluted	69,391,207	69,163,120

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)

	Three Months Ended
	March 29, 2003	March 30, 2002
Net loss	$(2,237,048)	$(15,766,959)
Foreign currency translation adjustments	(369,014)	(13,035)
Holding gain (loss) on marketable securities	288,690	(1,162,771)

Comprehensive loss	$(2,317,372)	$(16,942,765)

See notes to unaudited condensed consolidated financial statements.

KOPIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Three months ended March 29, 2003 and March 30, 2002

(unaudited)

	Common Stock
			Additional Paid Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit
	Shares	Amount				Total
Balance, December 31, 2001	64,045,532	$690,455	$259,141,718	$(2,369,677)	$(73,131,534)	$184,330,962
Exercise of stock options	148,775	1,488	473,700	—	—	475,188
Net unrealized holding gain on marketable securities	—	—	—	(1,162,771)	—	(1,162,771)
Foreign currency translation adjustments	—	—	—	(13,035)	—	(13,035)
Net loss for the three-month period ended March 30, 2002	—	—	—	—	(15,766,959)	(15,766,959)

Balance, March 30, 2002	69,194,307	$691,943	$259,615,418	$(3,545,483)	$(88,898,493)	$167,863,385

Balance, December 31, 2002	69,391,349	$693,913	$260,253,567	$1,013,040	$(105,042,852)	$156,917,668
Net unrealized holding loss on marketable securities	—	—	—	288,690	—	288,690
Foreign currency translation adjustments	—	—	—	(369,014)	—	(369,014)
Net loss for the three-month period ended March 29, 2003	—	—	—	—	(2,237,048)	(2,237,048)

Balance, March 29, 2003	69,391,349	$693,913	$260,253,567	$932,716	$(107,279,900)	$154,600,296

See notes to unaudited condensed consolidated financial statements.

KOPIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended
	March 29, 2003	March 30, 2002
Cash flows from operating activities:
Net loss	$(2,237,048)	$(15,766,959)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,486,935	2,927,831
Minority interest in income of subsidiary	273,551	233,183
Net loss on investment activity	249,047	166,076
Cumulative effect of accounting change	—	12,582,383
Changes in assets and liabilities:
Accounts receivable	(3,323,863)	631,704
Inventory	(750,565)	975,087
Prepaid expenses and other current assets	(2,001)	1,041,974
Accounts payable and accrued expenses	2,879,817	(2,047,696)

Net cash provided by (used in) operating activities	(424,127)	743,583

Cash flows from investing activities:
Marketable securities	7,010,900	(30,921,845)
Other assets	(904,052)	(26,369)
Capital expenditures	(1,196,054)	(449,122)

Net cash provided by (used in) investing activities	4,910,794	(31,397,336)

Cash flows from financing activities:
Proceeds from exercise of stock options	—	475,188

Net cash provided by financing activities	—	475,188

Effect of exchange rate changes on cash	(249,966)	(11,416)

Net increase (decrease) in cash and equivalents	4,236,701	(30,189,981)
Cash and equivalents, beginning of period	35,297,639	74,425,853

Cash and equivalents, end of period	$39,534,340	$44,235,872

See notes to unaudited condensed consolidated financial statements.

KOPIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.     BASIS OF PRESENTATION

        The condensed consolidated financial statements for the three months ended March 29, 2003 and March 30, 2002 are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. Effective January 1, 2002, Kopin Corporation (the "Company") recorded a transitional goodwill impairment charge of $12,582,383 as the cumulative effect of an accounting change resulting from the adoption of Statement of Financial Accounting Standard ("SFAS") No.142, Goodwill and Other Intangible Assets. The Company estimated the fair value of the impacted reporting unit using a discounted cash flow model. The condensed consolidated financial statements at March 30, 2002 and for the three months then ended reflect the change in accounting as of the January 1, 2002 effective date. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Kopin Corporation's Annual Report on Form 10-K filed with the Securities and Exchange Commission (File No. 0-19882) for the year ended December 31, 2002.

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

2.     FOREIGN CURRENCY TRANSLATION

        Assets and liabilities of non-U.S. operations are translated into U.S. dollars at period end exchange rates, and revenues and expenses at rates prevailing during the quarter. Resulting translation adjustments are recorded as part of accumulated other comprehensive loss and aggregate $217,200 of unrealized gain at March 29, 2003. Transaction gains or losses are recognized in income or loss currently.

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

4.     INVENTORY

        Inventory is stated at the lower of cost (first in, first out method or specific identification method) or market and consists of the following:

	March 29, 2003	December 31, 2002
Raw Materials	$3,008,708	$3,080,000
Work in Progress	1,254,632	1,041,759
Finished Goods	1,161,198	651,574

Total Inventory	$5,424,538	$4,773,333

5.     OTHER CURRENT AND NON-CURRENT ASSETS

        Other assets consist primarily of marketable and non-marketable securities in various companies. Non-marketable equity securities are carried at cost and aggregated approximately $3,964,000 and $4,213,000 at March 29, 2003 and December 31, 2002, respectively.

        At December 31, 2000, the Company had a 20% interest in Kendin Communications, Inc. ("Kendin"), which was accounted for using the equity method and had a carrying value of $3,170,000. During the second quarter of 2001, the Company exchanged its interest in Kendin for 986,054 shares of Micrel Incorporated ("Micrel"), as part of Micrel's acquisition of Kendin, and recorded a net gain of $24,600,000 on the exchange. At the time of the exchange Micrel's stock was trading at $29.31 per share. Following this transaction, the Company discontinued the use of the equity method to account for this investment and has accounted for its investment in Micrel common stock as available-for-sale securities and temporary changes in the value of the Micrel investment are reflected in other comprehensive income. During the third quarter of 2001 the Company sold 200,000 of its Micrel shares and recorded a gain of $700,000.

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

        On December 31, 2002 the closing price of Micrel's common stock was $8.98 per share. As a result of the continuing decline in the price of Micrel common stock, the decline in fair value was considered to be other than temporary and accordingly a charge of $10,211,000 was recognized to record the Micrel investment at fair value.

        The gains and losses recognized from the exchange of the Micrel investment and subsequent activity related to Micrel is included in other income and expense. Since the receipt of the Micrel shares the Company has sold approximately 600,000 shares for total proceeds of $12,240,000. As of March 29, 2003, the Company held approximately 500,000 shares of Micrel common stock with a market value of $4,860,000.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

        Certain of the statements contained in this Form 10-Q, including Management's Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industries in which we operate, management's beliefs, and assumptions made by management. In addition, other written or oral statements which constitute forward-looking statements may be made by or on behalf of us. Words such as "expects", "anticipates", "intends", "plans", "believes", "could", "seeks", "estimates", variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements, whether as a result of new information, future events or otherwise. Factors that could cause or contribute to such differences in outcomes and results, include, but are not limited to, those discussed above under "Risk Factors."

        In addition to the risks and uncertainties set forth in this Form 10-Q, other factors that could cause actual results to differ materially include, without limitation, the following: general economic and business conditions and growth in the flat panel display and the gallium arsenide integrated circuit and materials industries, sales growth of the wireless handset industry, the successful introduction of our CyberLite product, the impact of competitive products and pricing, availability of integrated circuit fabrication facilities, cost and yields associated with the production of our products, availability of interface electronic chips to run our CyberDisplay products, loss of significant customers, acceptance of our products, continuation of strategic relationships, changes in foreign currency exchange rates, and the risk factors and cautionary statements listed from time to time in the Company's periodic reports and registration statements filed with the Securities and Exchange Commission, including but not limited to our Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

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

        We have two principal components of revenues: product revenues and research and development revenues. Product revenues consist of sales of our III-V products, which includes gallium arsenide ("GaAs") HBT transistor wafers and CyberLite light emitting diodes (LEDs), and our line of CyberDisplay products. Our GaAs HBT transistor wafers, CyberLite LEDs and our CyberDisplay products are used primarily in wireless handsets, mobile communication devices and camcorders, respectively.

        Research and development revenues consist primarily of development contracts with agencies of the U.S. government for advanced displays. For the three months ended March 29, 2003, there were no research and development revenues, compared to $.2 million, or 1.1% of total revenues for the same period in 2002. There were no research and development revenues for the quarter ended March 29, 2003 because we did not achieve milestones required by contracts.

Results of Operations

        Revenues.    Our total revenues for the three months ended March 29, 2003 were $18.0 million, compared to $17.6 million during the corresponding period in 2002. This represents an increase in total revenue of approximately $.4 million for the three months ended March 29, 2003. Our product revenues were $18.0 million for the three months ended March 29, 2003 compared to $17.4 million for the corresponding period in 2002, an increase of approximately $.6 million. For the three months ended March 29, 2003, III-V and CyberDisplay product sales were $9.5 million and $8.5 million, respectively, as compared to $7.7 million and $9.7 million, respectively, for the three months ended March 30, 2002. For the three months ended March 29, 2003, the increase in III-V product revenues is attributable to increased demand from customers who incorporate our GaAs HBT transistor wafers into components used in wireless handsets and local area network chip sets and initial sales of our CyberLite product of $1.3 million. The decrease in CyberDisplay product sales is a result of a decline in demand from customers who incorporate the CyberDisplay into camcorders.

        International sales represented 59% and 65% of revenues for the three months ended March 29, 2003 and March 30, 2002, respectively. International sales are primarily sales of CyberDisplay and CyberLite products to consumer electronic manufacturers primarily located in Japan and Korea. Our international sales are primarily denominated in U.S. currency. Consequently, a strengthening of the U.S. dollar could increase the price in local currencies of our products in foreign markets and make our products relatively more expensive than competitors' products that are denominated in local currencies, leading to a reduction in sales or profitability in those foreign markets. In addition, sales of our CyberDisplay products in Korea are transacted through our Korean subsidiary, Kowon. Kowon's sales are primarily denominated in U.S. dollars, however Kowon's operating costs are denominated in Korean won. As a result, our financial position and results of operations are subject to exchange rate fluctuation. We have not taken any protective measures against exchange rate fluctuations, such as purchasing hedging instruments with respect to such fluctuations, because of the relatively stable exchange rate between the Japanese yen, Korean won and the U. S. dollar.

        Cost of Product Revenues.    Cost of product revenues, which is comprised of materials, labor and manufacturing overhead related to our products, was $15.1 million for the three months ended March 29, 2003 compared to $14.6 million during the corresponding period in 2002. For the three months ended March 29, 2003 and March 30, 2002, cost of product revenues as a percentage of product sales was 83.4% and 84.4%, respectively. Cost of product revenues as a percentage of sales remained consistent. However, during the three month period ended March 29, 2003 gross margins were negatively impacted by declining sales prices of some of Kopin's products and the start-up inefficiencies of CyberLite production, but were favorably impacted by lower raw material costs and better manufacturing efficiencies for HBT products. The HBT manufacturing efficiencies occurred because we were able to redeploy certain equipment and personnel, which were previously dedicated to the production of HBT transistor wafers, to produce CyberLite LEDs.

        Research and Development.    Research and development expenses (R&D) are incurred under development programs for III-V products, CyberDisplay products and other products and in support of development programs funded by agencies of the U.S. government. R&D costs include staffing, purchases of materials and laboratory supplies, equipment, circuit design costs, fabrication and packaging of display products, and overhead. Funded R&D expense was $.3 million for the three months ended March 29, 2003 compared to $.8 million for the corresponding period in the prior year, representing a decrease of $.5 million. Internal R&D expense was $2.6 million for the three months ended March 29, 2003, compared to $2.5 million during the corresponding period in 2002.

        Selling, General and Administrative.    Selling, general and administrative expenses (S,G&A) consist of expenses incurred by our sales and marketing personnel and related expenses, and administrative and general corporate expenses. S,G&A was $2.6 million for the three months ended

March 29, 2003 as compared to $3.0 million during the corresponding period in 2002. The reduction in S,G&A expense from the corresponding three month period in the prior year is principally the result of lower travel and labor expenses.

        Other.    Other expenses, consisting primarily of amortization of patents were approximately $.1 million for the three month period ended March 29, 2003, compared to approximately $.3 million during the corresponding period in 2002.

        Other Income and Expenses.    Other income and expense, net, was $.7 million for the three months ended March 29, 2003 compared to $.7 million during the corresponding period in 2002. Included in the three months ended March 29, 2003 was approximately $71,800 of foreign exchange gains resulting from our Korean subsidiary, Kowon. Also included in Other Income and Expenses for the three months ended March 29, 2003 is our share of the net losses of our equity investment in KTC of approximately $249,000.

        Cumulative Effect of Change in Accounting.    Effective January 1, 2002, we adopted Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. This statement changed the accounting for goodwill and indefinite-lived intangible assets from an amortization approach to an impairment-only approach. In addition, SFAS No. 142 ceased the amortization of goodwill.

        As of January 1, 2002, we had $12.6 million of goodwill related to the October 2000 acquisition of Super Epitaxial Products, Inc. Using the SFAS No. 142 approach described above, we recorded a transitional goodwill impairment charge of $12.6 million which is presented as a cumulative effect of accounting change in the consolidated statements of operations. The Company estimated the fair value of the impacted reporting unit using a discounted cash flow model.

Liquidity and Capital Resources

        We have financed our operations primarily through public and private placements of our equity securities, research and development contract revenues, and sales of our III-V and CyberDisplay products. We believe our available cash resources will support our operations and capital needs for at least the next twelve months.

        As of March 29, 2003, we had cash and equivalents and marketable securities of $115.1 million and working capital of $114.1 million compared to $118.0 million and $115.8 million, respectively, as of December 31, 2002. During the three month period ended March 29, 2003, the decrease in cash and equivalents and marketable securities was primarily due to cash used in operations of $.4 million and capital expenditures of $1.2 million. In addition, other assets increased by approximately $900,000 as a result of a deposit to acquire more shares of our Korean subsidiary, Kowon from existing shareholders. Upon acquisition of the shares our ownership percentage on Kowon will increase from 67% to 72%. At March 29, 2003 we were awaiting for government approval for this purchase.

        We lease facilities located in Taunton and Westborough, Massachusetts, Scotts Valley, California, and Columbia, Maryland, under non-cancelable operating leases. The Taunton leases expire through May 2010. The Westborough lease expires in April 2008. The California lease expires in 2007. The Maryland lease expires in 2005. We are currently obligated to make lease payments of approximately $8.0 million over the remaining terms of these leases.

        We expect to expend between $7.0 and $10.0 million on capital expenditures over the next twelve months, primarily for the acquisition of equipment relating to the production of our CyberLite and CyberDisplay products. The funding for these capital expenditures will come from available cash balances.

        On October 9, 2002, the Company authorized the re-purchase of up to $15 million of Kopin Stock over a two year period. The Company has not repurchased any stock through March 29, 2003.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We invest our excess cash in high-quality government and corporate financial instruments which bear lower levels of relative risk. We believe that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations, and cash flows should not be material. Included in other assets is an equity investment in Micrel, Incorporated (Micrel) totaling approximately $4.9 million which is subject to changes in value because of either specific operating issues at Micrel or an overall changes in the stock market. We sell our products to customers worldwide. We maintain a reserve of $1.2 million, or 7% of revenue, for potential credit losses. We are exposed to changes in foreign currency exchange rates primarily through our translation of our foreign subsidiary's financial position, results of operations, and transaction gains and losses as a result of non U.S. dollar denominated cashflows related to business activities in Asia. We do not believe that changes in currency will have a material impact on our financial position.

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

PART II. OTHER INFORMATION

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On April 24, 2003, the Company held an Annual Meeting of Stockholders to consider and vote upon the following three proposals:

  (1)
  A proposal to elect six (6) directors of the Company to serve until the next Annual Meeting of Stockholders and until their successors are duly elected and qualified.

  (2)
  A proposal to ratify an amendment to the Company's 2001 Equity Incentive Plan to increase the number of shares authorized for issuance under the Plan from 2,400,000 to 3,500,000.

  (3)
  A proposal to ratify the appointment of Deloitte & Touche LLP as independent public accountants of the Company for the current fiscal year.

        Results with respect to the voting on each of the proposals were as follows:

Proposal 1:	Director Nominee	For	Withheld Authority
	John C.C. Fan	52,538,688	7,476,497
	David E. Brook	48,639,461	11,375,724
	Andrew H. Chapman	59,200,817	814,368
	Morton Collins	59,197,720	817,465
	Chi Chia Hsieh	58,594,753	1,420,432
	Michael A. Wall	49,244,705	10,770,480

Proposal 2:	For	Against	Abstentions	Broker Non-Votes
	55,869,588	3,939,872	205,725	0

Proposal 3:	For	Against	Abstentions	Broker Non-Votes
	58,953,310	936,016	125,859	2

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits

Exhibit No.	Description
99.1	Certificate of John C.C. Fan, Chief Executive Officer of the Registrant, filed pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
99.2	Certificate of Richard A. Sneider, Chief Financial Officer of the Registrant, filed pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
  (b)
  Reports on Form 8-K

  In a Form 8-K filed February 13, 2003, the Registrant reported under Item 9 "Regulation FD Disclosure" a press release in which it announced its financial results for the fourth quarter and full year ended December 31, 2002.

  In a Form 8-K filed February 14, 2003, the Registrant reported under Item 9 "Regulation FD Disclosure" certain disclosures regarding operations made during a February 13, 2002 conference call for investors.

  In a Form 8-K filed March 14, 2003, the Registrant reported under Item 9 "Regulation FD Disclosure" certifications of its Chief Executive Officer and Chief Financial Officer made solely for the purpose of satisfying the requirements of Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KOPIN CORPORATION (Registrant)
Date: May 12, 2003	By:	/s/ JOHN C.C. FAN John C.C. Fan President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)
Date: May 12, 2003	By:	/s/ RICHARD A. SNEIDER Richard A. Sneider Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)

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

4.
The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

(a)
Designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)
Evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c)
Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

(a)
All significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

(b)
Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6.
The Registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003
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

4.
The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

(a)
Designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)
Evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c)
Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

(a)
All significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

(b)
Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6.
The Registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003
/s/ RICHARD A. SNEIDER Richard A. Sneider Chief Financial Officer