Form 10-Q
period 2003-06-28
KOPIN CORP
filed 2003-08-11
CIK 771266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR l5(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 28, 2003

Commission file number 0-19882

KOPIN CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware	04-2833935
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

695 Myles Standish Blvd., Taunton, MA	02780-1042
(Address of principal executive offices)	(Zip Code)

(508) 824-6696

Registrant’s telephone number, including area code

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or l5(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☒     No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 31, 2003
Common Stock, par value $.01	69,484,454

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

In addition to the risks and uncertainties set forth in this Form 10-Q, other factors that could cause actual results to differ materially include, without limitation, the following: general economic and business conditions and growth in the flat panel display and the gallium arsenide integrated circuit and materials industries, sales growth of the wireless handset industry, the successful introduction and commercialization of our CyberLite™ product, the impact of competitive products and pricing, availability of integrated circuit fabrication facilities, cost and yields associated with the production of our products, availability of interface electronic chips to run our CyberDisplay™ products, loss of significant customers, acceptance of our products, continuation of strategic relationships, changes in foreign currency exchange rates, and the risk factors and cautionary statements listed from time to time in the Company’s periodic reports and registration statements filed with the Securities and Exchange Commission, including but not limited to our Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

Factors that could cause or contribute to differences in outcomes and results include, but are not limited to, those discussed below.

We have experienced a history of losses and have a significant accumulated deficit.    Since inception, we have incurred significant net operating losses. As of June 28, 2003 we had an accumulated deficit of $108.3 million. We cannot assure investors that we will achieve profitability in the future.

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

We may be unable to increase revenues from HBT transistor wafers if new product applications are not developed.    The growth rates of wireless handsets have been very unpredictable over the last several years. Some analysts believe that the wireless handset market growth could be in the range of 10 to 15 percent for the year ending December 31, 2003. We expect prices of our HBT transistor will decline by 10 to 15 percent during 2003. Accordingly, if we are unable to find additional applications for our HBT transistor wafers, revenue may not grow which may impact our ability to become profitable.

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

We have never manufactured CyberLite™ LEDs in volume and may not be able to achieve sales or production volume.    We anticipate our CyberLiteLED products will be very important to our revenue growth and achieving profitability, however, we have never manufactured our CyberLite LEDs in volume. Failure to achieve high sales volume production will affect our revenue growth, our ability to become proftable and acceptance of our CyberLite LEDs. In addition, we may be able to achieve volume production but may not be able to do so in a cost effective manner, which would negatively impact our ability to achieve profitability.

We generally do not have long-term contracts with our customers, which makes forecasting our revenues and operating results difficult.    We generally do not enter into agreements with our customers obligating them to purchase our products. Our business is characterized by short-term purchase orders and shipment schedules and we generally permit orders to be canceled or rescheduled without significant penalty. As a result, our customers may cease purchasing our products at any time, which makes forecasting our revenues difficult. In addition, due to the absence of substantial noncancellable backlog, we typically plan our production and inventory levels based on internal forecasts of customer demand, which are highly unpredictable and can fluctuate substantially. Our operating results are difficult to forecast because we are continuing to invest in capital equipment and increasing our operating expenses for new product development. If we fail to accurately forecast our revenues and operating results, our business may not be successful and the value of investors’ investment in us may decline.

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

In 2003, there has been an outbreak of Severe Acute Respiratory Syndrome (“SARS”). At the time of this 10-Q filing, the outbreak has been concentrated largely in mainland China, although cases have been confirmed in other locations, including Hong Kong, Taiwan, Singapore, Vietnam, the United States and Canada. There have been reports that consumer demand has been negatively impacted by the outbreak of SARS. Since we conduct business in Asia, our sales, manufacturing and distribution processes, and in turn our overall business operations, may be adversely affected if SARS situation continues and or spreads.

We depend on third parties to provide integrated circuit chip sets and other critical raw materials for use with our CyberDisplay™ products.    We do not manufacture the integrated circuit chip sets necessary for use with our CyberDisplay products. Instead, we rely on third party independent contractors for these integrated circuit chip sets and other critical raw materials. Motorola currently produces all integrated circuit chip sets used with our CyberDisplay products in camcorders. If Motorola or any other third party were unable or unwilling to supply these integrated circuit chip sets and other critical raw materials, we would be unable to sell our CyberDisplay products until a replacement supplier could be found. We cannot assure investors that a replacement supplier could be found on reasonable terms or in a timely manner. In the past we have experienced situations when our vendors could not supply the quantity or quality of critical raw materials we needed. As a result, we were unable to meet customer demand and our manufacturing yield and gross margins were adversely affected. Any interruption in our ability to manufacture and distribute our CyberDisplay products could cause our display business to be unsuccessful and the value of investors’ investment in Kopin may decline.

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

We may not be successful in protecting our intellectual property and proprietary rights.    Our success depends in part on our ability to protect our intellectual property and proprietary rights. We have obtained certain domestic and foreign patents and we intend to continue to seek patents on our inventions when appropriate. We also attempt to protect our proprietary information with contractual arrangements and under trade secret laws. Our employees and consultants generally enter into agreements containing provisions with respect to confidentiality and the assignment of rights to inventions made by them while in our employ. These measures may not adequately protect our intellectual and proprietary rights. Existing trade secret, trademark and copyright laws afford only limited protection and our patents could be invalidated or circumvented. Moreover, the laws of certain foreign countries in which our products are or may be manufactured or sold may not fully protect our intellectual property rights. Misappropriation of our technology and the costs of defending our intellectual property rights from misappropriation could substantially impair our business. If we are unable to protect our intellectual property and proprietary rights, our business may not be successful and the value of investors’ investment in us may decline.

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

Our business could suffer if we lose the services of, or fail to attract, key personnel.    In order to continue to provide quality products in our rapidly changing business, we believe it is important to retain personnel with experience and expertise relevant to our business. Our success depends in large part upon a number of key management and technical employees. The loss of the services of one or more key employees, including Dr. John C.C. Fan, our President and Chief Executive Officer, could seriously impede our success. We do not maintain any “key-man” insurance policies on Dr. Fan or any other employees. In addition, due to the level of technical and marketing expertise necessary to support our existing and new customers, our success will depend upon our ability to attract and retain highly skilled management, technical, and sales and marketing personnel. Competition for highly skilled personnel is intense and there may be only a limited number of persons with the requisite skills to serve in these positions. If the wireless and fiber optic communications markets experience an upturn, we may need to increase our workforce. Due to the competitive nature of the labor markets in which we operate, we may be unsuccessful in attracting and retaining these personnel. Our inability to attract and retain key personnel could adversely affect our ability to develop and manufacture our products.

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

PART I.    FINANCIAL INFORMATION

KOPIN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 28, 2003	December 31, 2002
Assets
Current assets:
Cash and equivalents	$36,118,137	$35,297,639
Marketable securities, at fair value	78,165,878	82,693,673
Accounts receivable, net of allowance of $1,200,000 as of 2003 and 2002	8,705,290	6,680,538
Inventory	7,818,072	4,773,333
Prepaid expenses and other current assets	1,573,359	1,118,944

Total current assets	132,380,736	130,564,127

Property, plant and equipment, net	33,820,307	34,748,361

Other assets	8,938,520	8,773,040
Intangible assets, net	240,433	480,866

Total assets	$175,379,996	$174,566,394

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,484,133	$7,414,774
Accrued payroll and expenses	2,517,726	2,105,206
Accrued warranty	1,030,000	830,000
Unearned revenue	912,030	1,108,180
Other accrued liabilities	3,026,372	3,259,200

Total current liabilities	17,970,261	14,717,360

Minority interest in subsidiary	2,730,874	2,931,366
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $.01 per share: authorized, 3,000 shares; none issued and outstanding	—	—
Common stock, par value $.01 per share: authorized, 120,000,000 shares; issued: 69,420,150 and 69,391,349 shares in 2003 and 2002, respectively	694,201	693,913
Additional paid-in capital	260,367,792	260,253,567
Accumulated other comprehensive income	1,897,468	1,013,040
Accumulated deficit	(108,280,600)	(105,042,852)

Total stockholders’ equity	154,678,861	156,917,668

Total liabilities and stockholders’ equity	$175,379,996	$174,566,394

See notes to unaudited condensed consolidated financial statements.

KOPIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002
Revenues:
Product revenues	$19,468,288	$20,114,618	$37,517,034	$37,470,506
Research and development revenues	400,000	720,306	400,000	947,362

	19,868,288	20,834,924	37,917,034	38,417,868
Expenses:
Cost of product revenues	14,838,784	15,405,542	29,897,714	30,051,134
Research and development	2,922,503	4,103,164	5,803,679	7,411,909
Selling, general and administrative	3,011,692	2,682,197	5,630,978	5,704,399
Other	120,216	253,700	240,432	519,126

	20,893,195	22,444,603	41,572,803	43,686,568

Loss from operations	(1,024,907)	(1,609,679)	(3,655,769)	(5,268,700)
Other income and expense:
Interest and other income	631,154	736,369	1,692,057	1,445,194
Interest and other expense	(389,031)	(480,229)	(782,569)	(494,460)

Loss before minority interest in income of subsidiary	(782,784)	(1,353,539)	(2,746,281)	(4,317,966)
Minority interest in income of subsidiary	(217,916)	(268,468)	(491,467)	(488,617)

Loss before cumulative effect of accounting change	(1,000,700)	(1,622,007)	(3,237,748)	(4,806,583)
Cumulative effect of accounting change	—	—	—	(12,582,383)

Net loss	$(1,000,700)	$(1,622,007)	$(3,237,748)	$(17,388,966)

Loss before cumulative effect of accounting change per share:
Basic	$(.01)	$(.02)	$(.05)	$(.07)

Diluted	$(.01)	$(.02)	$(.05)	$(.07)

Cumulative effect of accounting change per share:
Basic	$—	$—	$—	$(.18)

Diluted	$—	$—	$—	$(.18)

Loss per share:
Basic	$(.01)	$(.02)	$(.05)	$(.25)

Diluted	$(.01)	$(.02)	$(.05)	$(.25)

Weighted average number of common Shares outstanding:
Basic	69,407,418	69,350,065	69,398,812	69,256,593

Diluted	69,407,418	69,350,065	69,398,812	69,256,593

See notes to unaudited condensed consolidated financial statements.

KOPIN CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002
Net Loss	$(1,000,700)	$(1,622,007)	$(3,237,748)	$(17,388,966)
Foreign currency translation adjustments	427,699	535,460	58,685	522,425
Reclassification of unrealized loss to realized loss		(1,681,889)		(1,681,889)
Unrealized gain (loss) on marketable securities, net	537,053	(4,932,892)	825,743	(6,095,663)

Comprehensive Loss	$(35,948)	$(7,701,328)	$(2,353,320)	$(24,644,093)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Six months ended June 28, 2003 and June 29, 2002

(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit
	Shares	Amount				Total
Balance, December 31, 2001	69,045,532	$690,455	$259,141,718	$(2,369,677)	$(73,131,534)	$184,330,962
Exercise of stock options	329,008	3,290	1,151,646	—	—	1,154,936
Net unrealized holding loss on marketable securities	—	—	—	(7,777,552)	—	(7,777,552)
Foreign currency translation adjustments	—	—	—	522,425	—	522,425
Net loss for the six-month period ended June 29, 2002	—	—	—	—	(17,388,966)	(17,388,966)

Balance, June 29, 2002	69,374,540	$693,745	$260,293,364	$(9,624,804)	$(90,520,500)	$160,841,805

Balance, December 31, 2002	69,391,349	$693,913	$260,253,567	$1,013,040	$(105,042,852)	$156,917,668
Exercise of stock options	28,801	288	114,225	—	—	114,513
Net unrealized holding gain on marketable securities	—	—	—	825,743	—	825,743
Foreign currency translation adjustments	—	—	—	58,685	—	58,685
Net loss for the six-month period ended June 28, 2003	—	—	—	—	(3,237,748)	(3,237,748)

Balance, June 28, 2003	69,420,150	$694,201	$260,367,792	$1,897,468	$(108,280,600)	$154,678,861

See notes to unaudited condensed consolidated financial statements.

KOPIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six months ended
	June 28, 2003	June 29, 2002
Cash flows from operating activities:
Net loss	$(3,237,748)	$(17,388,966)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,156,646	5,151,586
Minority interest in income of subsidiary	491,467	488,617
Net loss on investment activity	528,387	364,726
Cumulative effect of accounting change	—	12,582,383
Changes in assets and liabilities:
Accounts receivable	(2,004,760)	1,405,841
Inventory	(3,013,870)	2,380,059
Prepaid expenses and other current assets	(447,860)	1,742,131
Accounts payable and accrued expenses	3,221,887	(1,165,172)

Net cash provided by (used in) operating activities	694,149	5,561,205

Cash flows from investing activities:
Marketable securities	4,667,858	(16,241,164)
Other assets	8,889	3,074,004
Purchase of minority interest in consolidated subsidiary	(694,282)	—
Capital expenditures	(4,002,649)	(1,830,027)

Net cash provided by (used in) investing activities	(20,184)	(14,997,187)

Cash flows from financing activities:
Proceeds from exercise of stock options	114,513	1,154,936

Net cash provided by financing activities	114,513	1,154,936

Effect of exchange rate changes on cash	32,020	295,530

Net increase (decrease) in cash and equivalents	820,498	(7,985,516)
Cash and equivalents, beginning of period	35,297,639	74,425,853

Cash and equivalents, end of period	$36,118,137	$66,440,337

See notes to unaudited condensed consolidated financial statements.

KOPIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

The condensed consolidated financial statements for the six months ended June 28, 2003 and June 29, 2002 are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. Effective January 1, 2002, Kopin Corporation (the “Company”) recorded a transitional goodwill impairment charge of $12,582,383 as the cumulative effect of an accounting change resulting from the adoption of Statement of Financial Accounting Standard (“SFAS”) No.142, Goodwill and Other Intangible Assets. The Company estimated the fair value of the impacted reporting unit using a discounted cash flow model. The condensed consolidated financial statements at June 29, 2002 and for the six months then ended reflect the change in accounting as of the January 1, 2002 effective date. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Kopin Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (File No. 0-19882) for the year ended December 31, 2002.

The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for any other interim period or for a full fiscal year.

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and Kowon Technology Co., Ltd. (“Kowon”), a majority owned (73%) subsidiary located in Korea. All intercompany transactions and balances have been eliminated.

2.    FOREIGN CURRENCY TRANSLATION

Assets and liabilities of non-U.S. operations are translated into U.S. dollars at period end exchange rates, and revenues and expenses at rates prevailing during the quarter. Resulting translation adjustments are recorded as part of accumulated other comprehensive loss and aggregate $644,897 of unrealized gain at June 28, 2003. Transaction gains or losses are recognized in income or loss currently.

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

4.    INVENTORY

Inventory is stated at the lower of cost (first in, first out method or specific identification method) or market and consists of the following:

	June 28, 2003	December 31, 2002
Raw Materials	$4,742,256	$3,080,000
Work in Progress	893,826	1,041,759
Finished Goods	2,181,990	651,574

Total Inventory	$7,818,072	$4,773,333

5.    OTHER CURRENT AND NON-CURRENT ASSETS

Other assets consist primarily of marketable and non-marketable securities in various companies. Non-marketable equity securities are carried at cost and aggregated $3,684,000 and $4,213,000 at June 28, 2003 and December 31, 2002, respectively.

At December 31, 2000, the Company had a 20% interest in Kendin Communications, Inc. (“Kendin”), which was accounted for using the equity method and had a carrying value of $3,170,000. During the second quarter of 2001, the Company exchanged its interest in Kendin for 986,054 shares of Micrel Incorporated (“Micrel”), as part of Micrel’s acquisition of Kendin, and recorded a net gain of $24,600,000 on the exchange. At the time of the exchange Micrel’s stock was trading at $29.31 per share.

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

The gains and losses recognized from the exchange of the Micrel investment and subsequent activity related to Micrel is included in other income and expense. Since the receipt of the Micrel shares the Company has sold approximately 600,000 shares for total proceeds of $12,240,000. As of June 28, 2003, the Company held approximately 500,000 shares of Micrel common stock with a market value of $5,241,000.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

Certain of the statements contained in this Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industries in which we operate, management’s beliefs, and assumptions made by management. In addition, other written or oral statements which constitute forward-looking statements may be made by or on behalf of us. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “could”, “seeks”, “estimates”, variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements, whether as a result of new information, future events or otherwise. Factors that could cause or contribute to such differences in outcomes and results, include, but are not limited to, those discussed above under “Risk Factors.”

In addition to the risks and uncertainties set forth in this Form 10-Q, other factors that could cause actual results to differ materially include, without limitation, the following: general economic and business conditions and growth in the flat panel display and the gallium arsenide integrated circuit and materials industries, sales growth of the wireless handset industry, the successful introduction and commercialization of our CyberLite product, the impact of competitive products and pricing, availability of integrated circuit fabrication facilities, cost and yields associated with the production of our products, availability of interface electronic chips to run our CyberDisplay products, loss of significant customers, acceptance of our products, continuation of strategic relationships, changes in foreign currency exchange rates, and the risk factors and cautionary statements listed from time to time in the Company’s periodic reports and registration statements filed with the Securities and Exchange Commission, including but not limited to our Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

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

We have two principal components of revenues: product revenues and research and development revenues. Product revenues consist of sales of our III-V products, which includes gallium arsenide (“GaAs”) HBT transistor wafers and CyberLite light emitting diodes (LEDs), and our line of CyberDisplay products. Our GaAs HBT transistor wafers, CyberLite LEDs and our CyberDisplay products are used primarily in wireless handsets, mobile communication devices and camcorders, respectively.

Research and development revenues consist primarily of development contracts with agencies of the U.S. government for advanced displays. For the six months ended June 28, 2003, we recognized $.4 million of research and development revenues, or 1.1% of total revenues, compared to $.9 million, or 2.5% of total revenues, for the same period in 2002.

Results of Operations

Revenues.    Our total revenues for the three and six months ended June 28, 2003 were $19.9 million and $37.9 million, respectively, compared to $20.8 million and $38.4 million during the corresponding periods in 2002. This represents a decrease in total revenue of approximately $.9 million and $.5 million for the three and six months ended June 28, 2003. Our product revenues were $19.5 million and $37.5 million for the three and six months ended June 28, 2003 compared to $20.1 million and $37.5 million for the corresponding periods in 2002, a decrease of approximately $.6 million for the three month period. For the six months ended June 28, 2003, III-V and CyberDisplay sales were $18.1 million and $19.8 million, respectively, as compared to $17.2 million and $21.2 million, respectively, for the six months ended June 29, 2002. For the six months ended June 28, 2003, the increase in III-V revenues is attributable to increased demand from customers who incorporate our GaAs HBT transistor wafers into components used in wireless handsets and local area network chip sets and initial sales of our CyberLite product of $3.2 million. The decrease in CyberDisplay sales is a result of a decline in demand from customers who incorporate the CyberDisplay into camcorders and lower revenues from research and development contracts.

For the three month period from June 29, 2003 through September 27, 2003 we expect revenues to decline 10 to 20% as compared to the three month period ended June 28, 2003. We believe the decline in revenue will be a result of customers reducing their current inventory levels and therefore purchasing less products.

International sales represented 68% and 57% of revenues for the six months ended June 28, 2003 and June 29, 2002, respectively. International sales are primarily sales of CyberDisplay and CyberLite products to consumer electronic manufacturers primarily located in Japan and Korea. Our international sales are primarily denominated in U.S. currency. Consequently, a strengthening of the U.S. dollar could increase the price in local currencies of our products in foreign markets and make our products relatively more expensive than competitors’ products that are denominated in local currencies, leading to a reduction in sales or profitability in those foreign markets. In addition, sales of our CyberDisplay products in Korea are transacted through our Korean subsidiary, Kowon. Kowon’s sales are primarily denominated in U.S. dollars, however Kowon’s operating costs are denominated in Korean won. As a result, our financial position and results of operations are subject to exchange rate fluctuation. We have not taken any protective measures against exchange rate fluctuations, such as purchasing hedging instruments with respect to such fluctuations, because of the relatively stable exchange rate between the Japanese yen, Korean won and the U. S. dollar.

Cost of Product Revenues.    Cost of product revenues, which is comprised of materials, labor and manufacturing overhead related to our products, was $14.8 million and $29.9 million for the three months and six months ended June 28, 2003 compared to $15.4 million and $30.1 million during the corresponding periods in 2002. For the six months ended June 28, 2003 and June 29, 2002, cost of product revenues as a percentage of product sales was 79.7% and 80.3%, respectively. In total, cost of product revenues as a percentage of sales remained consistent year over year. However, during the six month period ended June 28, 2003 gross margins were negatively impacted by declining sale prices of some of our products and the start-up inefficiencies and low yields of CyberLite production but were favorably impacted by lower raw material costs and better manufacturing efficiencies for HBT products. The HBT manufacturing efficiencies occurred because we were able to redeploy certain equipment and personnel, which were previously dedicated to the production of HBT transistor wafers, to produce CyberLite LEDs.

Research and Development.    Research and development expenses (R&D) are incurred under development programs for III-V products, CyberDisplay products and other products and in support of development programs funded by agencies of the U.S. government. R&D costs include staffing, purchases of materials and laboratory supplies, equipment, circuit design costs, fabrication and packaging of display products, and overhead. Funded R&D expense was $.4 million and $.8 million for the three and six months ended June 28, 2003 compared to $1.0 million and $1.8 million for the corresponding periods in 2002, representing a decrease of $.6 million and $1.0 million. Internal R&D expense was $2.5 million and $5.0 for the three and six months ended June 28, 2003, compared to $3.1 million and $5.6 million during the corresponding periods in 2002.

Selling, General and Administrative.    Selling, general and administrative expenses (S,G&A) consist of expenses incurred by our sales and marketing personnel and related expenses, and administrative and general corporate expenses. S,G&A was $3.0 million and $5.6 million for the three and six months ended June 28, 2003 as compared to $2.7 million and $5.7 million during the corresponding periods in 2002. The increase in S,G&A expense from the corresponding three month period in 2002 is principally due to approximately $260,000 of expenses related to increasing our ownership percentage in our Korean subsidiary, Kowon Technologies, from 67.2% to 73.2%, increases in legal and accounting expenses related to our working to implement certain of the requirements of the Sarbanes-Oxley Act of 2002, and compensation expense at Kowon.

Other.    Other expenses, consisting primarily of amortization of patents were approximately $.1 million and $.2 million for the three and six month periods ended June 28, 2003, compared to approximately $.3 million and $.5 million during the corresponding periods in 2002.

Other Income and Expenses.    Other income and expense, net, was an income of $.2 million and $.9 million for the three and six months ended June 28, 2003 compared to $.3 million and $1.0 million during the corresponding periods in 2002. Included in Other Income and Expenses for the three and six months ended June 28, 2003 is our share of the net losses of our equity investment in KTC of approximately $.3 million and $.5 million, respectively.

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

As of January 1, 2002, we had $12.6 million of goodwill related to the October 2000 acquisition of Super Epitaxial Products, Inc. Using the SFAS No. 142 approach described above, we recorded a transitional goodwill impairment charge of

$12.6 million which is presented as a cumulative effect of accounting change in the consolidated statements of operations. We estimated the fair value of the impacted reporting unit using a discounted cash flow model.

Liquidity and Capital Resources

We have financed our operations primarily through public and private placements of our equity securities, research and development contract revenues, and sales of our III-V and CyberDisplay products. We believe our available cash resources will support our operations and capital needs for at least the next twelve months.

As of June 28, 2003, we had cash and equivalents and marketable securities of $114.3 million and working capital of $114.4 million compared to $118.0 million and $115.8 million, respectively, as of December 31, 2002. During the six month period ended June 28, 2003, the decrease in cash and equivalents and marketable securities was primarily due to cash used for capital expenditures of $4.0 million, partially offset by proceeds from stock option exercises $.1 million.

We lease facilities located in Taunton and Westborough, Massachusetts, Scotts Valley, California, and Columbia, Maryland, under non-cancelable operating leases. The Taunton leases expire through May 2010. The Westborough lease expires in April 2008. The California lease expires in 2007. The Maryland lease expires in 2005. We are currently obligated to make lease payments of approximately $7.5 million over the remaining terms of these leases.

We expect to expend between $7.0 and $10.0 million on capital expenditures over the next twelve months, primarily for the acquisition of equipment relating to the production of our CyberLite and CyberDisplay products. The funding for these capital expenditures will come from available cash balances.

On October 9, 2002, we authorized the re-purchase of up to $15 million of our common stock over a two year period. We have not repurchased any stock through June 28, 2003.

During the quarter, we increased our ownership percentage in our Korean subsidiary, Kowon Technololgies, from 67.2% to 73.2%, for approximately $640,000.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We invest our excess cash in high-quality government and corporate financial instruments which bear lower levels of relative risk. We believe that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations, and cash flows should not be material. Included in other assets is an equity investment in Micrel, Incorporated (Micrel) totaling approximately $5.2 million which is subject to changes in value because of either specific operating issues at Micrel or an overall changes in the stock market. We sell our products to customers worldwide. We maintain a reserve of $1.2 million, or approximately 6% of quarterly revenues, for potential credit losses. We are exposed to changes in foreign currency exchange rates primarily through our translation of our foreign subsidiary’s financial position, results of operations, and transaction gains and losses as a result of non U.S. dollar denominated cashflows related to business activities in Asia. We do not believe that changes in currency will have a material impact on our financial position.

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

PART II.    OTHER INFORMATION

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We published all of the information called for by this item in our Quarterly Report on Form 10-Q for the period ended March 29, 2003, filed with the SEC on May 13, 2003.

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit No.	Description

31.1	Certificate of John C.C. Fan, Chief Executive Officer of the Registrant, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

31.2	Certificate of Richard A. Sneider, Chief Financial Officer of the Registrant, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.1	Certificate of John C.C. Fan, Chief Executive Officer of the Registrant, filed pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2	Certificate of Richard A. Sneider, Chief Financial Officer of the Registrant, filed pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

(b)	Reports on Form 8-K

In a Form 8-K furnished to the SEC on July 24, 2003, the Registrant reported under Item 7 “Financial Statements, Pro Forma Financial Information and Exhibits” and Item 12 “Disclosure of Results of Operations and Financial Condition” a press release in which it announced its financial results for the quarterly period ended June 28, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KOPIN CORPORATION (Registrant)

Date: August 11, 2003	By:	/s/ John C.C. Fan
John C.C. Fan President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date: August 11, 2003	By:	/s/ Richard A. Sneider
Richard A. Sneider Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)