Form 10-Q
period 2003-09-27
KOPIN CORP
filed 2003-11-12
CIK 771266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR l5(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 27, 2003

Commission file number 0-19882

KOPIN CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware	04-2833935
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

695 Myles Standish Blvd., Taunton, MA	02780-7331
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒  No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 31, 2003
Common Stock, par value $.01	69,705,974

KOPIN CORPORATION

RISK FACTORS

This Form 10-Q report contains forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industries in which we operate, management’s beliefs, and assumptions made by management. In addition, other written or oral statements which constitute forward-looking statements may be made by or on behalf of us. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “could”, “seeks”, “estimates”, variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements, whether as a result of new information, future events or otherwise. Forward-looking statements contained in this Form 10-Q include, but are not limited to, our expectation that total revenues will increase sequentially by 20% in the fourth quarter of 2003 and our expectation that we will make capital expenditures of between $5.0 and $7.0 million in 2003.

In addition to the risks and uncertainties set forth in this Form 10-Q, other factors that could cause actual results to differ materially include, without limitation, the following: general economic and business conditions and growth in the flat panel display and the gallium arsenide integrated circuit and materials industries, sales growth of the wireless handset industry, the successful introduction and commercialization of our CyberLite™ product, the impact of competitive products and pricing, possible litigation involving our third party patents or other intellectual property rights, availability of integrated circuit fabrication facilities, cost and yields associated with the production of our products, availability of interface electronic chips to run our CyberDisplay™ products, loss of significant customers, acceptance of our products, continuation of strategic relationships, changes in foreign currency exchange rates, and the risk factors and cautionary statements listed from time to time in the Company’s periodic reports and registration statements filed with the Securities and Exchange Commission (SEC), including but not limited to our Annual Report on Form 10-K for the fiscal year ended December 31 2002 and our Quarterly Reports on Form 10-Q for the periods ended March 29, 2003 and June 28, 2003..

Factors that could cause or contribute to differences in outcomes and results include, but are not limited to, those discussed below.

We have experienced a history of losses and have a significant accumulated deficit. Since inception, we have incurred significant net operating losses. As of September 27, 2003 we had an accumulated deficit of $111.3 million. We cannot assure investors that we will achieve profitability in the future.

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

We anticipate that sales to Skyworks Solutions, Samsung, JVC and Panasonic will continue to represent a significant portion of our revenues for the near future. We believe that historically we have provided Skyworks Solutions with the vast majority of its HBT transistor wafers. A reduction or delay in orders from Skyworks Solutions or any of our other significant customers would materially reduce our revenue and cash flow and adversely affect our ability to achieve profitability.

We may be unable to increase revenues from CyberDisplay™ products if new products and applications are not developed. CyberDisplay revenues for the years ended December 31, 2002, 2001, and 2000 were $44.1 million, $23.6 million and $20.4 million, respectively. The increase in CyberDisplay revenues has resulted primarily from increasing sales of our monochrome CyberDisplay 320 product to existing customers for use in camcorders. We believe we have captured significant market share in the camcorder market and future growth in this market is limited. In addition, we expect prices of our monochrome displays to decline. Accordingly, if we are unable to expand into new markets our revenues from CyberDisplay products may not grow which may impact our ability to become profitable.

An important factor in our ability to expand into new markets will be the development of new displays which have higher or lower resolution than current displays offered and which can provide color images. We have never produced displays which provide color images in volume. Accordingly, if we are unable to develop and market these new displays or if we are unable to manufacture them in a cost-effective manner our revenues may not grow which may impact our ability to become profitable.

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

In addition, our customers may be reluctant to rely upon a relatively small company such as ours for a critical component. We cannot assure investors that prospective customers will adopt our CyberDisplay products or that consumers will accept our CyberDisplay products in future applications. If we fail to achieve market acceptance of our CyberDisplay products, our business may not be successful and we may not be able to achieve profitability.

Our ability to manufacture and distribute our CyberDisplay™ products would be severely limited if the third parties that we rely on to manufacture integrated circuits for our CyberDisplay™ products fail to provide those services. We depend on a Taiwanese and a Korean company for the fabrication of integrated circuits for our CyberDisplay products. We have no long-term contracts with either of these two companies. These two companies use different methods to manufacture the integrated circuits and a shortage in one company can not necessarily be supplied by the other company. If either company were to terminate its arrangement with us or become unable to provide the required capacity and quality on a timely basis, we would be able to manufacture and ship our CyberDisplay products only in limited quantities until replacement foundry services could be obtained. Furthermore, we cannot assure investors that we would be able to establish alternative manufacturing and packaging relationships on acceptable terms.

Our reliance on these foundries involves certain risks, including:

•	Lack of control over production capacity and delivery schedules;

•	Limited control over quality assurance, manufacturing yields and production costs; and

•	The risks associated with international commerce, including unexpected changes in legal and regulatory requirements, changes in tariffs and trade policies and political and economic instability.

One of the foundries and several other third parties with which we do business are located in Taiwan. Due to the earthquake that occurred in Taiwan in 1999 and the typhoon that occurred in Taiwan in September 2001, many Taiwanese companies, including the Taiwanese foundry we use, experienced related business interruptions. Our Taiwanese foundry has resumed normal operations; however, our business could suffer significantly if either of the foundries we use had operations which were disrupted for an extended period of time, due to natural disaster or political unrest.

In 2003, there has been an outbreak of Severe Acute Respiratory Syndrome (“SARS”). There have been reports that consumer demand was negatively impacted by the outbreak of SARS. Since we conduct business in Asia, our sales, manufacturing and distribution processes, and in turn our overall business operations, may be adversely affected if the SARS situation continues or spreads.

We depend on third parties to provide integrated circuit chip sets and other critical raw materials for use with our CyberDisplay™ products. We do not manufacture the integrated circuit chip sets necessary for use with our CyberDisplay products. Instead, we rely on third party independent contractors for these integrated circuit chip sets and other critical raw materials such as special glasses and chemicals. Motorola currently produces all integrated circuit chip sets used with our CyberDisplay products in camcorders. These critical raw materials, including the glasses and chemicals used in manufacturing the CyberDisplay, are used by other display manufacturers, many of whom are much larger than Kopin. If Motorola or any other third party were unable or unwilling to supply these integrated circuit chip sets or other critical raw materials to us, we would be unable to manufacture and sell our CyberDisplay products until a replacement supplier could be found. We cannot assure investors that a replacement supplier could be found on reasonable terms or in a timely manner. In the past we have experienced situations when our vendors could not supply the quantity or quality of critical raw materials we needed. As a result, we were unable to meet customer demand and our manufacturing yield and gross margins were adversely affected. Currently there is strong demand for display materials because of their significant growth over the last few years. Any interruption in our ability to manufacture and distribute our CyberDisplay products could cause our display business to be unsuccessful and the value of investors’ investment in us may decline.

If we are unable to significantly increase our unit sales volume and reduce our production costs, our business will suffer. Our III-V and CyberDisplay product lines currently have significant fixed costs and our ability to achieve profitability depends upon achieving significant sales volumes and higher gross profit margins. In January 2003 we introduced our CyberLite light emitting diode (LED) product which together with our heterojunction bipolar transistor (HBT) products comprise our III-V product group. If we are unable to increase our III-V and CyberDisplay production levels and reduce manufacturing costs, we may lose customer orders and our business will remain unprofitable.

We may be unable to increase revenues from HBT transistor wafers if new product applications are not developed. A critical market for our HBTs is wireless handsets. The growth rate of the wireless handset market has been very unpredictable over the last several years. Some analysts believe that the wireless handset market growth could be in the range of 10 to 15 percent for the year ending December 31, 2003. We expect prices of our HBT transistor will decline by 10 to 15 percent during 2003. Accordingly, if we are unable to find additional applications for our HBT transistor wafers, revenue may not grow which may impact our ability to become profitable.

We have never manufactured CyberLite™ LEDs in volume and may not be able to achieve sales or production volume. We anticipate our CyberLiteLED products will be very important to our revenue growth and to achieving profitability. However, we have never manufactured our CyberLite LEDs in volume. Since our initial sales of CyberLite in January 2003 we have had low manufacturing yields and a negative gross margin. We currently do not sell our CyberLite LEDs in sufficient volume to cover their operating costs. Failure to achieve high sales volume production will affect our revenue growth, our ability to become profitable and acceptance of our CyberLite LEDs. Further, even if we are able to achieve volume production we may not be able to do so in a cost effective manner, which would negatively impact our ability to achieve profitability.

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

We may not be able to realize any profits under a multi-year supply agreement with a significant HBT customer. In October 2003 we amended a supply agreement with a significant HBT customer that now expires in July 2006. Under the terms of this we agreed to maintain capacity levels for manufacturing HBT wafers and we committed to a pricing schedule under certain circumstances. The agreement also requires us to give prior notice if we exit our HBT product line. In consideration for this agreement the customer agreed to source 100% of its HBT wafer needs from us subject to the customer’s right to source HBT wafers from other sources if we are unable to meet their requirements under certain circumstances. We agreed that failure to meet our supply obligations under the agreement would allow our customer to obtain court ordered specific performance and if we do not perform we could then be liable for monetary damages which are limited to a maximum of $45 million. The agreement obligates us to provide wafers at preset prices and as a result, our ability to make a profit under this agreement will be subject to fluctuations in the prices of raw materials and to any increases in costs of goods or services required for us to perform under the agreement. If we are unable to manufacture the HBT wafers below these preset prices we may not become profitable.

Potential fluctuations in operating results make financial forecasting difficult and could adversely affect the price of our common stock. Our quarterly and annual revenues and operating results may fluctuate significantly for several reasons, including:

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

We may not be able to operate multiple manufacturing facilities successfully. A critical part of our business strategy is the expansion of our production capacity both internally and using third party manufacturers. We are developing an internal facility to manufacture our CyberLite LED products. We increasingly rely on our Korean subsidiary, Kowon Technology Co., Ltd. (Kowon), for back-end packaging of our CyberDisplay products. If we are unable to maintain or increase our manufacturing capacity at Kowon, we may be able to manufacture and ship our CyberDisplay products only in limited quantities until replacement foundry services could be obtained.

We are also considering the establishment of additional internal and third party manufacturing capabilities to produce both our III-V and CyberDisplay products. To date, we have operated only one facility for our III-V product line.

Our ability to successfully operate additional manufacturing sites will depend on a number of factors, including:

•	The identification and availability of appropriate and affordable sites;

•	The management of facility construction and development timing and costs;

•	The transfer of our manufacturing techniques to additional sites, particularly Kowon;

•	The establishment of adequate management and information systems and financial controls; and

•	The adaptation of our complex manufacturing processes in our additional sites.

Additionally, we cannot be sure that any new or expanded manufacturing facilities will have operating results similar to those of our current facilities. Any failure to effectively implement our expansion strategy would adversely impact our ability to grow our business.

Increased competition may result in decreased demand or lower prices for our products. Competition in the markets for our products is intense and we may not be able to compete successfully. We compete with several companies primarily engaged in the business of designing, manufacturing and selling integrated circuits or alternative display technologies, as well as the supply of other discrete products. Our competitors could develop new process technologies that may be superior to ours, including technologies that target markets in which our products are sold. Many of our existing and potential competitors have strong market positions, considerable internal manufacturing capacity, established intellectual property rights and substantial technological capabilities. Furthermore, they also have greater financial, technical, manufacturing, marketing and personnel resources than we do, and we may not be able to compete successfully with them.

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

Our products could infringe on the intellectual property rights of others. Companies in the light emitting diode (LED), wireless communications, semiconductor and display industries steadfastly pursue and protect intellectual property rights. This has resulted in considerable and costly litigation to determine the validity of patents and claims by third parties of infringement of patents or other intellectual property. Our products could be found to infringe on the intellectual property rights of others. Other companies may hold or obtain patents or inventions or other proprietary rights in technology necessary for our business. If we are forced to defend against infringement claims, we may face such costly litigation, diversion of technical and management personnel, and product shipment delays, even if the allegations of infringement are unwarranted. If there is a successful claim of infringement against us and we are unable to develop non-infringing technology or license the infringed or similar technology on a timely basis, or if we are required to cease using one or more of our business or product names due to a successful trademark infringement claim against us, it could adversely affect our business.

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

We may be unable to grow at our historical growth rates or at all, and if we grow we may be unable to manage our growth effectively. In 1999 and 2000, we experienced significant growth in sales of our III-V and CyberDisplay products. We believe that the high growth rates of 1999 and 2000, driven principally by sales of our HBT Transistor wafers, were the result of the adoption of digital wireless handsets. Due to a significant slowdown in the wireless and fiber optic communication markets and other general economic conditions, our sales declined in 2001. In addition, we cannot assure investors that our systems, procedures, controls and existing and planned space will be adequate to support our future operations. As a result of these concerns, we cannot be sure that we will grow, or, if we do grow, that we will be able to achieve our historical growth rate.

We may pursue acquisitions and investments that could adversely affect our business. In the past we have made, and in the future we may make, acquisitions of, and investments in, businesses, products and technologies that could complement or expand our business. If we identify an acquisition candidate, we may not be able to successfully negotiate or finance the acquisition or integrate the acquired businesses, products or technologies into our existing business and products. Future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities, amortization expenses and write-downs of acquired assets.

We may incur significant liabilities if we fail to comply with stringent environmental regulations or if we did not comply with these regulations in the past. We are subject to a variety of federal, state and local governmental regulations related to the use, storage, discharge and disposal of toxic or otherwise hazardous chemicals used in our manufacturing process. Although we believe our activities conform to environmental regulations, the failure to comply with present or future regulations could result in fines being imposed on us, suspension of production, or a cessation of operations. We cannot assure investors that we have not, in the past, violated applicable laws or regulations which could result in required remediation or other liabilities.

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

PART I. FINANCIAL INFORMATION

KOPIN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 27, 2003	December 31, 2002
Assets
Current assets:
Cash and equivalents	$36,353,801	$35,297,639
Marketable securities, at fair value	78,102,240	82,693,673
Accounts receivable, net of allowance of $1,200,000 as of 2003 and 2002	9,185,756	6,680,538
Inventory	6,292,604	4,773,333
Prepaid expenses and other current assets	1,448,619	1,118,944

Total current assets	131,383,020	130,564,127
Property, plant and equipment, net	32,847,928	34,748,361

Other assets	8,322,062	8,773,040
Intangible assets, net	120,217	480,866

Total assets	$172,673,227	$174,566,394

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,364,537	$7,414,774
Accrued payroll and expenses	2,550,427	2,105,206
Accrued warranty	1,030,000	830,000
Unearned revenue	1,957,330	1,108,180
Other accrued liabilities	3,290,664	3,259,200

Total current liabilities	16,192,958	14,717,360

Minority interest in subsidiary	3,026,424	2,931,366
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $.01 per share: authorized, 3,000 shares; none issued and outstanding	—	—
Common stock, par value $.01 per share: authorized, 120,000,000 shares; issued, 69,705,578 shares in 2003 and 69,391,349 in 2002	697,056	693,913
Additional paid-in capital	261,496,823	260,253,567
Accumulated other comprehensive income	2,566,808	1,013,040
Accumulated deficit	(111,306,842)	(105,042,852)

Total stockholders’ equity	153,453,845	156,917,668

Total liabilities and stockholders’ equity	$172,673,227	$174,566,394

See notes to unaudited condensed consolidated financial statements.

KOPIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Nine Months Ended
	September 27, 2003	September 28, 2002	September 27, 2003	September 28, 2002
Revenues:
Product revenues	$17,213,912	$21,232,887	$54,730,946	$58,703,393
Research and development revenues	300,000	653,933	700,000	1,601,295

	17,513,912	21,886,820	55,430,946	60,304,688
Expenses:
Cost of product revenues	14,764,386	15,387,140	44,662,098	45,438,274
Research and development	3,294,887	3,664,545	9,098,567	11,076,454
Selling, general and administrative	2,373,777	2,509,724	8,004,755	8,214,123
Other	120,216	55,500	360,648	210,350

	20,553,266	21,616,909	62,126,068	64,939,201

Income (loss) from operations	(3,039,354)	269,911	(6,695,122)	(4,634,513)
Other income and expense:
Interest and other income	891,691	789,830	2,583,749	1,870,748
Interest and other expense	(711,992)	(121,668)	(1,494,561)	(616,128)

Income (loss) before minority interest in income of subsidiary	(2,859,655)	938,073	(5,605,934)	(3,379,893)
Minority interest in income of subsidiary	(166,588)	(346,539)	(658,056)	(835,156)

Income (loss) before cumulative effect of accounting change	(3,026,243)	591,534	(6,263,990)	(4,215,049)
Cumulative effect of accounting change	—	—	—	(12,582,383)

Net income (loss)	$(3,026,243)	$591,534	$(6,263,990)	$(16,797,432)

Income (loss) before cumulative effect of accounting change per share:
Basic	$(.04)	$0.01	$(.09)	$(.06)

Diluted	$(.04)	$0.01	$(.09)	$(.06)

Cumulative effect of accounting change per share:
Basic	$—	$—	$—	$(.18)

Diluted	$—	$—	$—	$(.18)

Income (loss) per share:
Basic	$(.04)	$0.01	$(.09)	$(.24)

Diluted	$(.04)	$0.01	$(.09)	$(.24)

Weighted average number of common shares outstanding:
Basic	69,549,645	69,381,023	69,449,090	69,298,069

Diluted	69,549,645	70,014,745	69,449,090	69,298,069

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 27, 2003	September 28, 2002	September 27, 2003	September 28, 2002
Net income (loss)	$(3,026,243)	$591,534	$(6,263,990)	$(16,797,432)
Foreign currency translation adjustments	352,237	(98,546)	410,922	423,879
Reclassification of unrealized loss to realized loss				(1,681,889)
Unrealized gain (loss) on marketable securities, net	317,107	(4,456,195)	1,142,846	(10,551,858)

Comprehensive loss	$(2,356,899)	$(3,963,207)	$(4,710,222)	$(28,607,300)

See notes to unaudited condensed consolidated financial statements.

KOPIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Nine months ended September 27, 2003 and September 28, 2002

(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
Balance, December 31, 2001	69,045,532	$690,455	$259,141,718	$(2,369,677)	$(73,131,534)	$184,330,962
Exercise of stock options	334,618	3,346	1,181,370	—	—	1,184,716
Net unrealized holding loss on marketable securities	—	—	—	(12,233,747)	—	(12,233,747)
Foreign currency translation adjustments	—	—	—	423,879	—	423,879
Net loss for the nine-month period ended September 28, 2002	—	—	—	—	(16,797,432)	(16,797,432)

Balance, September 28, 2002	69,380,150	$693,801	$260,323,088	$(14,179,545)	$(89,928,966)	$156,908,378

Balance, December 31, 2002	69,391,349	$693,913	$260,253,567	$1,013,040	$(105,042,852)	$156,917,668
Exercise of stock options	314,229	3,143	1,243,256	—	—	1,246,399
Net unrealized holding gain on marketable securities	—	—	—	1,142,846	—	1,142,846
Foreign currency translation adjustments	—	—	—	410,922	—	410,922
Net loss for the nine-month period ended September 27, 2003	—	—	—	—	(6,263,990)	(6,263,990)

Balance, September 27, 2003	69,705,578	$697,056	$261,496,823	$2,566,808	$(111,306,842)	$153,453,845

See notes to unaudited condensed consolidated financial statements.

KOPIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended
	September 27, 2003	September 28, 2002
Cash flows from operating activities:
Net loss	$(6,263,990)	$(16,797,432)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	7,665,336	7,364,565
Minority interest in income of subsidiary	658,056	835,156
Net loss on investment activity	1,033,933	604,878
Cumulative effect of accounting change	—	12,582,383
Changes in assets and liabilities:
Accounts receivable	(2,348,844)	230,621
Inventory	(1,416,450)	3,021,569
Prepaid expenses and other current assets	(308,348)	2,197,323
Accounts payable and accrued expenses	1,313,141	1,926,232

Net cash provided by operating activities	332,834	11,965,295

Cash flows from investing activities:
Marketable securities	4,375,409	(20,124,445)
Other assets	798,035	3,467,230
Purchase of minority interest in consolidated subsidiary	(694,282)	—
Capital expenditures	(5,264,670)	(3,416,060)

Net cash used in investing activities	(785,508)	(20,073,275)

Cash flows from financing activities:
Proceeds from exercise of stock options	1,246,399	1,184,716

Net cash provided by financing activities	1,246,399	1,184,716

Effect of exchange rate changes on cash	262,437	181,663

Net increase (decrease) in cash and equivalents	1,056,162	(6,741,601)
Cash and equivalents, beginning of period	35,297,639	74,425,853

Cash and equivalents, end of period	$36,353,801	$67,684,252

See notes to unaudited condensed consolidated financial statements.

KOPIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The condensed consolidated financial statements for the nine months ended September 27, 2003 and September 28, 2002 are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. Effective January 1, 2002, Kopin Corporation (the “Company”) recorded a transitional goodwill impairment charge of $12,582,383 as the cumulative effect of an accounting change resulting from the adoption of Statement of Financial Accounting Standard (“SFAS”) No.142, Goodwill and Other Intangible Assets. The Company estimated the fair value of the impacted reporting unit using a discounted cash flow model.

The condensed consolidated financial statements at September 27, 2002 and for the nine months then ended reflect the change in accounting as of the January 1, 2002 effective date. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Kopin Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (File No. 0-19882) for the year ended December 31, 2002.

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

Assets and liabilities of non-U.S. operations are translated into U.S. dollars at period-end exchange rates, and revenues and expenses at rates prevailing during the quarter. Resulting translation adjustments are recorded as part of accumulated other comprehensive loss and aggregate $997,000 of unrealized gain at September 27, 2003. Transaction gains or losses are recognized in income or loss currently.

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

4.	INVENTORY

Inventory is stated at the lower of cost (first in, first out method or specific identification method) or market and consists of the following:

	September 27, 2003	December 31, 2002
Raw Materials	$3,972,369	$3,080,000
Work in Progress	812,647	1,041,759
Finished Goods	1,507,588	651,574

Total Inventory	$6,292,604	$4,773,333

5.	OTHER CURRENT AND NON-CURRENT ASSETS

Other assets consist primarily of marketable and non-marketable securities in various companies. Non-marketable equity securities are carried at cost and aggregated $3,179,000 and $4,213,000 at September 27, 2003 and December 31, 2002, respectively.

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

During the second quarter of 2002, as a result of the lapse of a contingency period related to the sale of Kendin, the Company received 115,448 shares of Micrel common stock which were previously held in escrow. Also during the quarter the Company sold 249,448 shares of Micrel and recognized a net loss of approximately $101,000 on these transactions. During the fourth quarter of 2002 the Company sold 150,000 shares of Micrel and recorded a loss on the disposition of $2,525,000.

On December 31, 2002 the closing price of Micrel’s common stock was $8.98 per share. As a result of the continuing decline in the price of Micrel common stock, the decline in fair value was considered to be other than temporary and accordingly a charge of $10,211,000 was recognized to record the Micrel investment at fair value.

During the third quarter of 2003 the Company sold 100,000 shares of Micrel and recorded a gain of approximately $300,000.

The gains and losses recognized from the exchange of the Micrel investment and subsequent activity related to Micrel is included in other income and expense. Since the receipt of the Micrel shares the Company has sold approximately 700,000 shares for total proceeds of $13,443,000. As of September 27, 2003, the Company held approximately 400,000 shares of Micrel common stock with a market value of $5,018,000.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

This Form 10-Q report contains forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industries in which we operate, management’s beliefs, and assumptions made by management. In addition, other written or oral statements which constitute forward-looking statements may be made by or on behalf of us. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “could”, “seeks”, “estimates”, variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements, whether as a result of new information, future events or otherwise. Factors that could cause or contribute to such differences in outcomes and results include, but are not limited to, those discussed above under “Risk Factors.” Forward-looking statements contained in this Form 10-Q include, but are not limited to, our expectations that total revenue will increase sequentially by 20% in the fourth quarter of 2003 and we will make capital expenditures of between $5.0 million and $7.0 million in 2003.

In addition to the risks and uncertainties set forth in this Form 10-Q, other factors that could cause actual results to differ materially include, without limitation, the following: general economic and business conditions and growth in the flat panel display and the gallium arsenide integrated circuit and materials industries, sales growth of the wireless handset industry, the successful introduction and commercialization of our CyberLite product, the impact of competitive products and pricing, possible litigation involving our third party patents or other intellectual property rights, availability of integrated circuit fabrication facilities, cost and yields associated with the production of our products, availability of interface electronic chips to run our CyberDisplay products, loss of significant customers, acceptance of our products, continuation of strategic relationships, changes in foreign currency exchange rates, and the risk factors and cautionary statements listed from time to time in the Company’s periodic reports and registration statements filed with the Securities and Exchange Commission, including but not limited to our Annual Report on Form 10-K for the fiscal year ended December 31, 2002 and our Quarterly Reports on Form 10-Q for the periods ended March 29, 2003 and June 28, 2003.

BUSINESS MATTERS

Kopin is a leading developer and manufacturer of miniature flat panel displays and advanced semiconductor materials. We use our proprietary technology to design, manufacture and market our CyberDisplay and III-V products for use in highly demanding high resolution portable applications and wireless communication. Our products enable our customers to develop and market an improved generation of products for these target applications.

We have two principal components of revenues: product revenues and research and development revenues. Product revenues consist of sales of our line of CyberDisplay products and our III-V products, which include gallium arsenide (“GaAs”) HBT transistor wafers and CyberLite light emitting diodes (LEDs). Our CyberDisplay, GaAs HBT transistor wafers and CyberLite LED products are used primarily in camcorders, wireless handsets and mobile communication devices, respectively. Research and development revenues consist primarily of development contracts with agencies of the U.S. government for advanced displays. For the nine months ended September 27, 2003, we recognized $.7 million of research and development revenues, or 1.3% of total revenues, compared to $1.6 million, or 2.7% of total revenues, for the same period in 2002.

Results of Operations

Revenues. Our total revenues for the three and nine months ended September 27, 2003 were $17.5 million and $55.4 million, respectively, compared to $21.9 million and $60.3 million during the corresponding periods in 2002. This represents a decrease in total revenues of approximately $4.4 million and $4.9 million for the three and nine month periods, respectively. Our product revenues were $17.2 million and $54.7 million, respectively, for the three and nine months ended September 27, 2003, compared to $21.2 million and $58.7 million for the corresponding periods in 2002. This represents a decrease of approximately $4.0 million for the three and nine month periods, respectively. For the nine months ended September 27, 2003, III-V and CyberDisplay sales were $24.2 million and $31.3 million, respectively, as compared to $27.0 million and $33.3 million, respectively, for the nine months ended September 28, 2002. For the nine months ended September 27, 2003, the decrease in III-V revenues is attributable to a decrease in demand from customers who incorporate our GaAs HBT transistor wafers into components used in wireless handsets and lower sales prices of our HBT transistor wafers offset by the initial sales of our CyberLite product. The decrease in CyberDisplay sales is a result of a decline in demand from customers who incorporate the CyberDisplay into camcorders, lower sales prices of our CyberDisplays and lower revenues from research and development contracts.

For the three month period from September 28, 2003 through December 31, 2003 we expect revenues to increase approximately 20% as compared to the three month period ended September 27, 2003. We believe the increase will be primarily driven by an increase in demand for our HBT transistor wafers, as compared to the three month period ended September 27, 2003.

International sales represented 68% and 55% of revenues for the nine months ended September 27, 2003 and September 28, 2002, respectively. International sales are primarily sales of CyberDisplay and CyberLite products to consumer electronic manufacturers primarily located in Japan and Korea. Our international sales are primarily denominated in U.S. currency. Consequently, a strengthening of the U.S. dollar could increase the price in local currencies of our products in foreign markets and make our products relatively more expensive than competitors’ products that are denominated in local currencies, leading to a reduction in sales or profitability in those foreign markets. In addition, sales of our CyberDisplay products in Korea are transacted through our Korean subsidiary, Kowon. Kowon’s sales are primarily denominated in U.S. dollars; However, Kowon’s operating costs are denominated in Korean won. As a result, our financial position and results of operations are subject to exchange rate fluctuation. We have not taken any protective measures against exchange rate fluctuations, such as purchasing hedging instruments with respect to such fluctuations, because historically the exchange rate between the Japanese yen, Korean won and the U. S. dollar has been relatively stable.

Cost of Product Revenues. Cost of product revenues, which is comprised of materials, labor and manufacturing overhead related to our products, was $14.8 million and $44.7 million for the three months and nine months ended September 27, 2003, compared to $15.4 million and $45.4 million during the corresponding periods in 2002. For the three months ended September 27, 2003 and September 28, 2002, cost of product revenues as a percentage of product sales was 85.8% and 72.5%, respectively. For the nine months ended September 27, 2003 and September 28, 2002, cost of product revenues as a percentage of product sales was 81.6% and 77.4%, respectively. For the three month period ended September 27, 2003, cost of product revenue increased as a percentage of revenue as compared to the same period a year ago as a result of the decline in III-V revenue being greater than the associated decrease in production costs. This occurred as a result of the fixed cost nature of our III-V manufacturing process which requires significant investment in capital equipment. In addition, during the nine month period ended September 27, 2003 gross margins were negatively impacted by declining sale prices of some of our products and the start-up inefficiencies and low yields of CyberLite production, but were favorably impacted by lower raw material costs.

Research and Development. Research and development (R&D) expenses are incurred under development programs for III-V products, CyberDisplay products and other products and in support of development programs funded by agencies of the U.S. government. R&D costs include staffing, purchases of materials and laboratory supplies, equipment, circuit design costs, fabrication and packaging of display products, and overhead. Funded R&D expense was $.5 million and $1.3 million for the three and nine months ended September 27, 2003, compared to $.8 million and $2.6 million for the corresponding periods in 2002, representing a decrease of $.3 million and $1.3 million. Internal R&D expense was $2.8 million and $7.8 for the three and nine months ended September 27, 2003, compared to $2.9 million and $8.5 million during the corresponding periods in 2002.

Selling, General and Administrative. Selling, general and administrative expenses (S,G&A) consist of expenses incurred by our sales and marketing personnel and related expenses, and administrative and general corporate expenses. S,G&A was $2.4 million and $8.0 million for the three and nine months ended September 27, 2003 as compared to $2.5 million and $8.2 million during the corresponding periods in 2002.

Other. Other expenses, consisting primarily of amortization of patents, were approximately $.1 million and $.4 million for the three and nine month periods ended September 27, 2003, compared to approximately $.1 million and $.2 million during the corresponding periods in 2002.

Other Income and Expenses. Other income and expense, net, was $.2 million and $1.1 million for the three and nine months ended September 27, 2003 compared to $.7 million and $1.3 million during the corresponding periods in 2002. Included in Other Income and Expense for the three and nine months ended September 27, 2003 is the net losses of our equity investment in KTC of approximately $.5 million and $1.0 million, respectively.

Cumulative Effect of Change in Accounting Effective January 1, 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. This statement changed the accounting for goodwill and indefinite-lived intangible assets from an amortization approach to an impairment-only approach. In addition, SFAS No. 142 ceased the amortization of goodwill.

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

As of September 27, 2003, we had cash and equivalents and marketable securities of $114.5 million and working capital of $115.2 million compared to $118.0 million and $115.8 million, respectively, as of December 31, 2002. During the nine month period ended September 27, 2003, the decrease in cash and equivalents and marketable securities was due to the use of cash for capital expenditures of $5.3 million and $.7 million to increase our investment in Kowon, offset by cash generated from operating activities of $.3 million, sales of Micrel stock which generated $1.2 million and proceeds from stock option exercises of $1.2 million.

We lease facilities located in Taunton and Westborough, Massachusetts, Scotts Valley, California, and Columbia, Maryland, under non-cancelable operating leases. The Taunton leases expire through May 2010. The Westborough lease expires in April 2008. The California lease expires in 2007. The Maryland lease expires in 2005. We are currently obligated to make lease payments of approximately $7.0 million over the remaining terms of these leases.

We expect to expend between $5.0 and $7.0 million on capital expenditures over the next twelve months, primarily for the acquisition of equipment relating to the production of our CyberLite and CyberDisplay products. The funding for these capital expenditures will come from available cash balances.

On October 9, 2002, we authorized the re-purchase of up to $15 million of our common stock over a two year period. We have not repurchased any stock through September 27, 2003.

During the second quarter of 2003, we increased our ownership percentage in our Korean subsidiary, Kowon Technology Ltd. Inc, from 67.2% to 73.2%, for approximately $.7 million.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We invest our excess cash in high-quality government and corporate financial instruments which bear lower levels of relative risk. We believe that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations, and cash flows should not be material. Included in other assets is an equity investment in Micrel, Incorporated (Micrel) totaling approximately $5.0 million which is subject to changes in value because of either specific operating issues at Micrel or an overall changes in the stock market. We sell our products to customers worldwide. We maintain a reserve of $1.2 million, or approximately 7% of quarterly revenues, for potential credit losses. We are exposed to changes in foreign currency exchange rates primarily through our translation of our foreign subsidiary’s financial position, results of operations, and transaction gains and losses as a result of non U.S. dollar denominated cash flows related to business activities in Asia. We do not believe that changes in currency will have a material impact on our financial position.

Item 4.	CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our subsidiaries) required to be included in our periodic filings with the Securities and Exchange Commission. Our management, including our Chief Executive Officer and Chief Financial Officer, reviewed our internal controls. There have been no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect such internal controls subsequent to the date of their evaluation.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II. OTHER INFORMATION

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit No.	Description

31.1	Certificate of John C.C. Fan, Chief Executive Officer of the Registrant, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

31.2	Certificate of Richard A. Sneider, Chief Financial Officer of the Registrant, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.1	Certificate of John C.C. Fan, Chief Executive Officer of the Registrant, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2	Certificate of Richard A. Sneider, Chief Financial Officer of the Registrant, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

(b)	Reports on Form 8-K

We published all of the information called for by this line Item in our Quarterly Report on Form 10-Q for the period ended June 28, 2003, filed with the SEC on August 11, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KOPIN CORPORATION (Registrant)

Date: November 12, 2003	By:	/s/ John C.C. Fan

John C.C. Fan President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date: November 12, 2003	By:	/s/ Richard A. Sneider

Richard A. Sneider Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)