Form 10-K
period 2003-12-31
KOPIN CORP
filed 2004-03-15
CIK 771266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-19882

KOPIN CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	04-2833935
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

200 John Hancock Rd., Taunton, MA	02780-1042
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(508) 824-6696
Securities registered pursuant to Section 12(b) of the Act:	None
Securities registered pursuant to Section 12(g) of the Act:	Common Stock, par value $.01 per share
(Title of Class)
Name of each exchange on which registered:	Nasdaq National Market

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

As of June 28, 2003, the aggregate market value of outstanding shares of voting stock held by non-affiliates of the registrant was $404,795,129.

As of March 5, 2004, 70,056,874 shares of the registrant’s Common Stock, par value $.01 per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 21, 2004 are incorporated by reference into Part III of this Report. Other documents incorporated by reference are listed in the Exhibit Index.

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

We commercially develop and manufacture Gallium Arsenide-based HBT transistor wafers and other commercial semiconductor products that use Indium Phosphide, Gallium Nitride, and Gallium Arsenide-based substrates. We have also been developing light emitting diodes (LEDs) grown on sapphire substrates which are called CyberLites™. We collectively refer to our products based on compound semiconductor materials as our “III-V” products because we use elements found on the III and V columns of the periodic table of elements. Our primary III-V product is our heterojunction bipolar transistor wafers, or HBT transistor wafers. Our HBT transistor wafers are customer-specific arrays of vertically oriented transistors that our customers use primarily to produce high performance integrated circuits for wireless communications products. In 2002, Conexant Systems, our principal customer for our HBT transistor wafers, merged its wireless division with Alpha Industries, another of our customers, to create Skyworks Solutions, Inc. (Skyworks Solutions). On a pro forma basis, assuming the merger occurred on January 1, 2001, sales of our HBT transistor wafers to Skyworks Solutions would have accounted for approximately 20%, 26% and 24% of our total revenues for the years ended December 31, 2003, 2002 and 2001, respectively. In addition to Skyworks Solutions, original equipment manufacturers including ANADIGICS, Triquint Semiconductor and Toshiba purchase our HBT transistor wafers.

Our CyberDisplay products are miniature, high performance, high resolution, low cost displays designed for consumer electronics and next generation mobile communications devices. Current applications of our CyberDisplay products include viewing images in camcorders and digital cameras, and we believe that our CyberDisplay products are well suited for new applications such as reading e-mail and browsing the Internet using digital wireless devices and other consumer electronics devices. We currently sell our CyberDisplay product to Victor Company of Japan Ltd. (JVC), Matsushita Electrical Industrial Co., Ltd. (Panasonic) and Samsung Electronics Co., Ltd. (Samsung) for use in digital camcorders. For the year ended December 31, 2003 Samsung and JVC accounted for 33% and 12%, respectively, of our total revenues. For the year ended December 31, 2002 Samsung, JVC and Panasonic accounted for 26%, 15%, and 13% of our total revenues, respectively. For the year ended December 31, 2001 sales to Samsung and Panasonic accounted for 22% and 15%, respectively, of our total revenues.

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

CyberLites™

The first commercial LEDs were introduced in the 1960’s using gallium arsenide on gallium arsenide substrates. In the late 1970’s and early 1980’s aluminum gallium arsenide on gallium arsenide substrate LEDs were developed for infrared applications such as remote controls. In the mid 1980’s a red LED with twice the efficiency of previous LEDs was created by developing a double heterostructure aluminum gallium arsenide on gallium arsenide substrate. Efficiency is a measure of the amount of power required to produce a given brightness and is measured in terms of luminous efficacy.

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

CyberDisplay™ Products

Small form factor displays are used in the consumer electronics industry in products such as camcorders and digital cameras. We also expect that a significant market for new wireless communications devices, including personal entertainment systems, will develop. In order for this market to develop, advances in wireless communications systems such as greater bandwidth and increased functionality, including real-time wireless data and broadband Internet access, will be necessary. Small form factor displays are expected to be a critical component in the development of advanced wireless communications systems, as these systems must provide high resolution images without compromising the portability of the product.

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

Our use of high quality single crystal silicon in the manufacture of our CyberDisplay products offers several performance advantages. High quality silicon enables high speed displays which operate up to 240 frames per second, compared to 60 frames per second for most active matrix LCDs. At this higher cycle speed we are able to produce full color displays without using color filters. Our color CyberDisplay products generate colors by using either color sequential technology whereby a backlight composed of three LEDs emit a sequence of red, green and blue light or using color filters with a white backlight. In color sequential technology each pixel either blocks or transmits the colored light 180 times per second, which allows the generation of color images without using three separate pixels, decreasing the size, weight, and power requirements of the color display. Furthermore, the color pixels are not spatially separated as in conventional active matrix LCDs, resulting in sharper color images. Color filter technology is a process in which display pixels are patterned with materials which selectively absorb or transmit the red, green or blue colors of light.

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

Markets and Customers

III-V Products

Heterojunction Bipolar Transistors

We develop and manufacture customer and application specific HBT transistor wafers for advanced integrated circuit applications. We believe we are one of the world’s leading suppliers of HBT transistor wafers and currently support volume production of three-inch, four-inch and six-inch HBT transistor wafers. Our primary HBT transistor wafer product is based on an aluminum gallium arsenide vertical layer structure. We also supply customers with HBT transistor wafers based on an indium gallium phosphide vertical layer structure. We vary our manufacturing process to create customized HBT transistor wafer products for customers. For the years ended December 31, 2003, 2002 and 2001, sales of III-V products accounted for 43%, 43%, and 55% of our revenues, respectively.

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

In addition to wireless handset power amplifiers, our HBT transistor wafers are also being used in the fabrication of power amplifiers for devices which communicate using wireless fidelity or “WiFi” integrated circuits. Our HBT transistor wafers are also used in high speed fiber optic switching equipment used in broadband Internet data transmission wireless local area network chipsets (WLAN) and high speed instrumentation. Since 2001 there has been a significant decline in sales of our III-V products into the high speed fiber optic switching equipment market. This equipment has historically been used for the long haul fiber optic networks which some analysts believe have significant over-capacity. Accordingly, we do not expect sales into this market will be significant in the year ending December 31, 2004.

We design our HBT transistor wafers in collaboration with our customers’ engineering teams in order to create customized products that meet their specific application needs. Once our HBT transistor wafers have been “designed in” a customer’s product, we believe it would be costly for that customer to switch to an alternate supplier. In 2002, Conexant Systems merged its wireless division with Alpha Industries to create Skyworks Solutions, Inc., our largest customer for our HBT transistor wafers. Other customers of our gallium arsenide products include ANADIGICS, Mitsubushi Electric Co., Ltd., Triquint Semiconductor and Toshiba. For the years ended December 31, 2003, 2002 and 2001, sales of gallium arsenide products to newly created Skyworks Solutions on a pro forma basis, assuming the merger occurred on January 1, 2001, would have accounted for approximately 20%, 26% and 24% of our total revenues, respectively. We anticipate that sales of our HBT transistor wafers to Skyworks Solutions will continue to represent a significant portion of our revenues for the near future.

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

CyberDisplay™ Products

We currently sell our CyberDisplay products to customers either as a single component, together with a lens and backlight as a unit or as a complete module, which includes the display, lens and backlight, which are assembled by us in a plastic housing. We provide our CyberDisplay products to Samsung, JVC and Panasonic for use in digital camcorders. In addition, we are actively working with numerous other customers to develop additional and new applications for our CyberDisplay products.

In order for our CyberDisplay products to function properly in their intended applications, integrated circuit chip sets generally are required. Several companies have designed integrated circuit chip sets to work with our CyberDisplay products. Motorola, for instance, has designed the integrated circuit chip set currently used with our CyberDisplay product in camcorders by some customers. Other companies are designing integrated circuit chip sets based on our CyberDisplay products for use in camcorders and other consumer electronics products.

For the years ended December 31, 2003, 2002 and 2001 sales to Samsung, as a percentage of total revenue were 33%, 26% and 22%, respectively. For the years ended December 31, 2003 and 2002 sales to JVC, as a percentage of total revenue were 12% and 15%, respectively. For the years ended December 31, 2002 and 2001 sales to Panasonic, as a percentage of sales, were 13% and 15%, respectively.

For the years ended December 31, 2003, 2002, and 2001, revenues from multiple contracts with various U.S. governmental agencies accounted for approximately 2%, 3%, and 3%, respectively, of our total revenues.

Sales and Marketing

We principally sell our HBT transistor wafer products directly to integrated circuit manufacturers in the United States, Europe and Asia. We sell our CyberDisplay products directly to original equipment manufacturers. We are targeting Asian LED packaging companies as customers for our CyberLite products. Sales of our HBT transistor wafers and our CyberDisplay products to customers in Japan are made primarily through foreign distributors. Sales of our CyberLite products are made both directly by us and through distributors.

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

Our design and engineering staff is actively involved with a customer during all phases of prototype design and production by providing engineering data, up-to-date product application notes, regular follow-up and technical assistance. In most cases, our technical staff works with each customer in the development stage to identify potential improvements to the design of the customer’s product in parallel with the customer’s effort. We have established a prototype product design group in Scotts Valley, California to assist our CyberDisplay customers to incorporate our products into their own and to reduce the time required to bring end products to the marketplace. This group helps customers accelerate their design process, achieve cost-effective and manufacturable designs, and ensure a smooth transition into high volume production. This group is also actively involved with research and development contracts for military applications.

Product Development

We believe that continued introduction of new products in our target markets is essential to our growth. We have assembled a group of highly skilled engineers who work internally as well as with our customers to continue our product development efforts. For the years ended December 31, 2003, 2002, and 2001 we incurred total research and development expenses of $13.5 million, $16.2 million, and $15.3 million, respectively. Research and development expenses related to our internal development programs for our III-V, CyberDisplay and other products were $11.7 million, $13.1 million, and $12.9 million, respectively, for the years ended December 31, 2003, 2002, and 2001.

III-V Products

Heterojunction Bipolar Transistors

We intend to continue developing HBT transistor wafers and other gallium arsenide products for advanced integrated circuit applications from other compound materials. We are working with current and potential customers in the development of the next generation of HBT transistor wafers which will be based on Gallium Arsenide Indium Nitride (GAIN). We believe GAIN HBT transistor wafers provide the performance characterization necessary for the next generation of wireless handsets and optoelectronic components.

CyberLites™

In 2000, we acquired Super Epitaxial Products, Inc. (SEP). SEP, which subsequently was renamed Kopin Optical, Inc., provided us with expertise in gallium nitride, which was the initial technology we used to develop our CyberLite LED. We plan to develop additional colors, increase the brightness and improve other performance characteristics of our LEDs.

CyberDisplay™ Products

Our product development efforts are focused towards continually enhancing the features, functions and manufacturability of our CyberDisplay products. A principal focus of this effort is the improvement of manufacturing processes for very small active matrix pixels, which we will use in succeeding generations of our CyberDisplay products. The pixel size of our current CyberDisplay products is 15 microns and we believe that we will be able to achieve a pixel size of less than 10 microns in commercial production. This pixel size is in contrast to a pixel size of approximately 100 microns in a typical laptop computer display. The resolution of the current commercially available CyberDisplay product are 173 x 218, 320 x 240, 640 x 480 and 1,280 x 1,024. In addition, we have demonstrated 2,560 x 2,048 resolution CyberDisplay products in a 1.5 inch diagonal display. We are also working on further decreasing the already low power consumption of our CyberDisplay products. During 2002 we introduced CyberDisplay products which create color using color filter technology. Previously we achieved color using a process called color sequential. Additional display development efforts include expanding the resolutions offered, further automating our final display assembly processes and increasing the quantity of CyberDisplay active matrix pixel arrays processed on each transistor by further reducing the display size and increasing manufacturing yields.

Funded Research and Development

We have entered into various development contracts with agencies of the U.S. government. These contracts help support the continued development of our core technologies. We intend to continue to pursue other U.S. government development contracts for applications that relate to our commercial product applications. Our contracts with U.S. government agencies contain certain milestones relating to technology development and may be terminated by the government agencies prior to completion of funding. Our policy is to retain our proprietary rights with respect to the principal commercial applications of our technology. To the extent technology development has been funded by a U.S. federal agency, under applicable U.S. federal laws the federal agency has the right to obtain a non-exclusive, non-transferable, irrevocable, fully-paid license to practice or have practiced this technology for governmental use. Revenues attributable to research and development contracts for the years ended December 31, 2003, 2002, and 2001 totaled $1.7 million, $2.0 million, and $1.7 million, respectively.

Competition

III-V Products

Heterojunction Bipolar Transistor

With respect to our HBT transistor wafers, we presently compete with several companies, including Epitronics, Emcore, V-PEC, ProCom and Hitachi Cable, as well as integrated circuit manufacturers with in-

house transistor growth capabilities, such as RF Micro Devices and Fujitsu. In the gallium arsenide HBT transistor wafer market, competition is increasingly intense as a result of the downturn in the wireless and fiber optic network industries which has resulted in significant manufacturing overcapacity and lower pricing. The production of gallium arsenide integrated circuits has been and continues to be more costly than the production of silicon integrated circuits. Although we have reduced production costs of our HBT transistor wafers by achieving higher volumes and reducing raw material costs, we can not be certain we will be able to continue to decrease production costs. In addition, we believe the costs of producing gallium arsenide integrated circuits by our customers will continue to exceed the costs associated with the production of competing silicon integrated circuits. As a result, we must target markets where these higher costs are justified by their superior performance.

CyberLites™

The LED market is highly competitive with many producers all over the world, including Nichia Corporation and Toyoda Gosei in Japan, Agilent, Lumileds and Cree in the United States of America, Osram Opto Semiconductors in Europe, and Epistar and United Epitaxy Corporation in Taiwan. These competitors have varying degrees of integration ranging from fully integrated to distinct production such as LED chip manufacturing, LED packaging and surface mounted display manufacturing. We are engaging in the production of LED chips which are sold to packaging companies which in turn sell to original equipment or original device manufactures for incorporation into devices such as wireless handsets. LED pricing is projected to decline significantly over the next several years.

CyberDisplay™ Products

The display market is highly competitive and is currently dominated by large Asian electronics companies including Sharp, Hitachi, Seiko, Toshiba, Sony, NEC, Sanyo and Display Technologies, a joint venture of IBM and Toshiba. The display market consists of multiple segments, each focusing on different end-user applications applying different technologies. Competition in the display field is based on price and performance characteristics, product quality and the ability to deliver products in a timely fashion. The success of our display product offerings will also depend upon the adoption of our CyberDisplay products in the industry as an alternative to traditional active matrix LCDs and upon our ability to compete against other types of well-established display products. We cannot be certain that we will be able to compete against these companies and technologies.

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

In 1985, we obtained a license from MIT to certain patents and patent applications directed to device wafers and related technology. The license grants to us a worldwide license to make, have made, use, and sell products covered by the licensed patents for the life of these patents. The license was exclusive with respect to commercial applications until April 22, 1999, and became non-exclusive at that time. In 1995, we obtained an additional license to certain optical technology from MIT. The license grants to us a worldwide license to make, have made, use, lease and sell products covered by the licensed patents until 2007.

The process of seeking patent protection can be time consuming and expensive and we cannot be certain that patents will be issued from currently pending or future applications or that our existing patents or any new patents that may be issued will be sufficient in scope or strength to provide meaningful protection or any commercial advantage to us. We may be subject to or may initiate interference proceedings in the United States Patent and Trademark Office, which can demand significant financial and management resources. Patent applications in the United States typically are maintained in secrecy until they are published eighteen months after their earliest claim to priority and since publication of discoveries in the scientific and patent literature lags behind actual discoveries, we cannot be certain that we were the first to conceive of inventions covered by pending patent applications or the first to file patent applications on such inventions. We cannot be certain that our pending patent applications or those of our licensors will result in issued patents or that any issued patents will afford protection against a competitor. In addition, we cannot be certain that others will not obtain patents that we would need to license, circumvent or cease manufacturing and sales of products covered by these patents, nor can we be sure that licenses, if needed, would be available to us on favorable terms, if at all.

We cannot be certain that foreign intellectual property laws will protect our intellectual property rights or that others will not independently develop similar products, duplicate our products or design around any patents issued to us. Our products might infringe the patent rights of others, whether existing now or in the future. For the same reasons, the products of others could infringe our patent rights. We may be notified, from time to time, that we could be or we are infringing certain patents and other intellectual property rights of others. Litigation, which could be very costly and lead to substantial diversion of our resources, even if the outcome is favorable, may be necessary to enforce our patents or other intellectual property rights or to defend us against claimed infringement of the rights of others. These problems can be particularly severe in foreign countries. In the event of an adverse ruling in litigation against us for patent infringement, we might be required to discontinue the use of certain processes, cease the manufacture, use and sale of infringing products, expend significant resources to develop non-infringing technology or obtain licenses to patents of third parties covering the infringing technology. We cannot be certain that licenses will be obtainable on acceptable terms, or at all, or that damages for infringement will not be assessed or that litigation will not occur. The failure to obtain necessary licenses or other rights or litigation arising out of any such claims could adversely affect our ability to conduct our business as we conduct it.

We also attempt to protect our proprietary information with contractual arrangements and under trade secret laws. We believe that our future success will depend primarily upon the technical expertise, creative skills and management abilities of our officers and key employees rather than on patent ownership. Our employees and consultants generally enter into agreements containing provisions with respect to confidentiality and the assignment of rights to inventions made by them while in our employ. Agreements with consultants generally provide that rights to inventions made by them while consulting for us will be assigned to us unless the assignment of rights is prohibited by the terms of any agreements with their regular employers. Agreements with employees, consultants and collaborators contain provisions intended to further protect the confidentiality of our proprietary information. To date, we have had no experience in enforcing these agreements. We cannot be certain that these agreements will not be breached or that we would have adequate remedies for any breaches. Our trade secrets may not be secure from discovery or independent development by competitors.

Government Regulations

We are subject to a variety of federal, state and local governmental regulations related to the use, storage, discharge and disposal of toxic, volatile or otherwise hazardous chemicals used in our manufacturing process. The failure to comply with present or future regulations could result in fines being imposed on us, suspension of production or cessation of operations. Any failure on our part to control the use of, or adequately restrict the discharge of, hazardous substances, or otherwise comply with environmental regulations, could subject us to significant future liabilities. In addition, we cannot be certain that we have not in the past violated applicable laws or regulations, which violations could result in required remediation or other liabilities. We also cannot be certain that past use or disposal of environmentally sensitive materials in conformity with then existing environmental laws and regulations will protect us from required remediation or other liabilities under current or future environmental laws or regulations.

Investments in Related Businesses

In 1997 we invested in a privately held company, Kendin Communications Inc. (Kendin), a developer and manufacturer of silicon integrated circuits for high speed data and network communications. At December 31, 2000, we had a 20% interest in Kendin, which we accounted for using the equity method and which had a carrying value of $3.2 million. In the second quarter of 2001, we exchanged our 20% interest in Kendin for 986,054 shares of Micrel Incorporated (Micrel) as part of Micrel’s acquisition of Kendin. At the date of the exchange the closing price of Micrel’s common stock was $29.31 per share and we recorded a gain of $24.6 million as a result of this exchange in the quarter ended June 30, 2001. During the third quarter of 2001 the Company sold 200,000 shares of Micrel and recorded a gain of approximately $700,000.

We have accounted for our investment in Micrel common stock as available-for-sale securities since the receipt of Micrel shares.

In the second quarter of 2002 we received an additional 115,448 shares of Micrel which had been held in escrow. In addition, in the second and fourth quarters of 2002 we sold 249,448 and 150,000 shares, respectively, of Micrel. As a result of these transactions we recorded losses of approximately $101,000 and $2.5 million in the second and fourth quarters, respectively, of 2002. On December 31, 2002 the closing price of Micrel’s common stock was $8.98 per share. As a result of the continuing decline in the price of Micrel common stock we recognized an other than temporary impairment charge of $10.2 million to record the Micrel investment at fair value.

During the third quarter of 2003 we sold 100,000 shares of Micrel and recorded a gain of approximately $300,000.

Since the receipt of the Micrel shares we have sold approximately 700,000 shares for total proceeds of $13.4 million. As of December 31, 2003 we held approximately 400,000 shares of Micrel common stock, valued at $6.2 million.

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

In 2000, we made an investment of $5.1 million and contributed certain technology for which we received a 40% interest in Kopin Taiwan Corporation (KTC), a Taiwan company. We account for our percent ownership interest in the operating results of this company using the equity method. For the years ended December 31, 2003, 2002 and 2001 we had sales of approximately $2.3 million, $392,000 and $145,000, respectively, to KTC. For the years ended December 31, 2003 and 2002 we had purchases of approximately $1.0 million and $10,000, respectively, from KTC. For the years ended December 31, 2003, 2002 and 2001, we recorded losses of $1.4 million, $949,000 and $468,000, respectively, which represented our ownership percentage of KTC’s operating results. The carrying value of this investment at December 31, 2003 was approximately $878,000. Dr. Hsieh, one of our Directors, is chairman of KTC. Dr. Hsieh owns approximately 1% of the outstanding common stock of the venture.

Since 1998 we have made investments totaling $4.3 million in Kowon Technology Co. LTD (Kowon), a manufacturer of optoelectronic products located in South Korea, and have accumulated an ownership interest of

73%. Kowon’s revenues are principally denominated in U.S. dollars and its expenses are denominated in South Korean won which are subject to exchange rate fluctuations. Kowon is an integral part of our CyberDisplay assembly process, performing most of the backend packaging processes to complete the display.

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

Employees

As of December 31, 2003, our consolidated business employed 411 full-time and 7 part-time individuals. Of these, 20 hold Ph.D. degrees in Material Science, Electrical Engineering or Physics. Our management and professional employees have significant prior experience in semiconductor materials, device transistor and display processing, manufacturing and other related technologies. None of our employees are covered by a collective bargaining agreement. We consider relations with our employees to be good.

Web Availability

We make available free of charge or through our website, www.kopin.com, its annual reports on Form 10-K and other reports required under the Securities and Exchange Act of 1934, as amended, as well as certain of its corporate governance policies, including the charters for the Board of Directors’ audit, compensation and nominating and corporate governance committees and its code of ethics, corporate governance guidelines and whistleblower policy. The Company shall provide to any person without charge, upon request, a copy of any of the foregoing materials. Any such request must be made in writing to the Company, c/o Investor Relations, Kopin Corporation, 200 John Hancock Road, Taunton, MA 02780.

Item 2.    Properties

We lease separate III-V product manufacturing and CyberDisplay product fabrication facilities. Our III-V product manufacturing facilities and corporate headquarters are located in Taunton, Massachusetts. The Taunton facilities occupy 25,100 and 60,000 square feet, including 6,000 and 4,900 square feet of contiguous environmentally controlled production clean rooms. The Taunton facilities are occupied under leases that expire through 2010.

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

Item 4.    Submission of Matter to a Vote of Security Holders

Not applicable.

EXECUTIVE OFFICERS OF KOPIN

Our executive officers, who are appointed on an annual basis to serve at the discretion of our Board of Directors, are as follows:

Name	Age	Position with the Company
John C.C. Fan	60	President and Chief Executive Officer; Chairman of the Board of Directors
Richard A. Sneider	43	Treasurer and Chief Financial Officer
Bor-Yeu Tsaur	48	Executive Vice President—Display Operations
Hong Choi	52	Chief Technology Officer and Vice President
Daily S. Hill	47	Senior Vice President—Gallium Arsenide Operations
Matthew J. Micci	47	Vice President—Sales, Gallium Arsenide Products

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

In August 2001, our officers adopted trading plans under Rule 10b5-1 promulgated under the Securities Exchange Act of 1934, as amended, which provide for the periodic sales of shares of the Company’s common stock.

Part II

Item 5.	Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the Nasdaq National Market under the symbol “KOPN.” The following table sets forth, for the quarters indicated, the range of high and low sale prices for the Company’s common stock as reported on the Nasdaq National Market for the periods indicated.

	High	Low
Fiscal Year Ended December 31, 2002
First Quarter	$14.60	$7.32
Second Quarter	9.62	6.05
Third Quarter	7.47	3.94
Fourth Quarter	5.77	2.00

Fiscal Year Ended December 31, 2003
First Quarter	$5.27	$3.75
Second Quarter	6.73	4.40
Third Quarter	9.51	6.14
Fourth Quarter	8.35	5.13

As of December 31, 2003, there were approximately 514 stockholders of record of our common stock, which does not reflect those shares held beneficially or those shares held in “street” name.

We have not paid cash dividends in the past, nor do we expect to pay cash dividends for the foreseeable future. We anticipate that earnings, if any, will be retained for the development of our businesses.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2003 about shares of the Company’s common stock outstanding and available for issuance under our existing equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	8,402,479	$9.52	836,495	(3)
Equity compensation plans not approved by security holders(2)	1,035,868	$5.05	4,494

Total	9,438,347	$9.03	840,989

(1)	Column (a) consists of the 1992 Stock Option Plan, 2001 Equity Incentive Plan and the Director Stock Option Plan.
(2)	Consists solely of the 2001 Supplemental Equity Incentive Plan, which does not require the approval of, and has not been approved by, the Company’s stockholders.
(3)	Includes 716,495 options available under the 2001 Equity Incentive Plan and 120,000 options available under the Director Stock Option Plan.

Item 6.     Selected Financial Data

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(in thousands, except per share data)
Statement of Operations Data:
Revenues:
Net Product revenues	$74,883	$74,808	$50,257	$90,963	$36,126
Research and development revenues	1,669	1,993	1,664	1,635	2,536

Total revenues	76,552	76,801	51,921	92,598	38,662
Expenses:
Cost of product revenues	59,954	57,553	62,369	66,184	26,280
Research and development—funded programs	1,823	3,098	2,381	1,217	2,858
Research and development—internal(1)	11,701	13,093	12,891	13,835	4,262
Selling, general and administrative	10,245	9,956	15,245	9,928	5,757
Other	481	266	771	534	366
Impairment charge	—	—	5,342	—	—

	84,204	83,966	98,999	91,698	39,524

Income (loss) from operations	(7,652)	(7,165)	(47,078)	900	(862)
Other income (expense), net	1,646	(11,126)	24,759	5,567	1,728

Income (loss) before minority interest	(6,005)	(18,291)	(22,320)	6,467	865
Minority interest in income of subsidiary	(873)	(1,038)	(393)	(174)	(90)

Income (loss) before cumulative effect of accounting change	(6,878)	(19,329)	(22,713)	6,293	775
Cumulative effect of accounting change	—	(12,582)	—	—	—

Net income (loss)	$(6,878)	$(31,911)	$(22,713)	$6,293	$775

Income (loss) before cumulative effect of accounting change per share:
Basic	$(.10)	$(.28)	$(.34)	$.10	$.01
Diluted	$(.10)	$(.28)	$(.34)	$.09	$.01
Cumulative effect of accounting change per share:
Basic	$—	$(.18)	$—	$—	$—
Diluted	$—	$(.18)	$—	$—	$—
Net income (loss) per share:
Basic	$(.10)	$(.46)	$(.34)	$.10	$.01
Diluted	$(.10)	$(.46)	$(.34)	$.09	$.01
Weighted average number of common shares outstanding:
Basic	69,540	69,318	65,947	62,976	51,763
Diluted	69,540	69,318	65,947	67,728	56,322

	December 31,
	2003	2002	2001	2000	1999
Balance Sheet Data:
Cash and equivalents and marketable securities	$120,333	$117,991	$104,435	$73,180	$99,099
Working capital	116,507	115,847	106,431	88,337	106,481
Total assets	174,820	174,566	203,649	184,491	145,074
Long-term obligations (excluding current maturities)	—	—	—	1,250	2,567
Stockholders’ equity	153,737	156,918	184,331	166,777	130,067

(1)	Includes $7.4 million of costs associated with the acquisition of Super Epitaxial Products, Inc. (SEP) in 2000. These costs consisted of $5.3 million of in-process research and development associated with products under development by SEP at the acquisition date and $2.1 million of other costs, primarily bonuses paid to SEP employees as an inducement to remain with us after the acquisition.

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

We believe the following critical accounting policies are most affected by our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue Recognition

We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition (SAB 104). SAB 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred and services rendered; (3) the price to the buyer is fixed or determinable; and (4) collectibilty is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgment regarding the fixed nature of the price to the buyer charged for products delivered and services rendered and collectibility of the sales price. We do not recognize revenue for products prior to customer acceptance unless we believe the product meets all customer specifications and has a history of consistently achieving customer acceptance of the product. Provisions for product returns and allowances are recorded in the same period as the related revenues. We analyze historical returns, current economic trends and changes in customer demand and acceptance of product when evaluating the adequacy of sales returns and other allowances. We typically provide customers with a twelve month warranty from the date of sale for our products. If our judgment about recognizing revenue or our estimate of warranty claims are incorrect, our revenue could be overstated and profits would be negatively impacted.

We recognize revenues from long-term research and development contracts on the percentage-of-completion method of accounting as work is performed, based upon the ratio of costs or hours already incurred to the estimated total cost of completion or hours of work to be performed. Revenue recognized at any point in time is limited to amounts earned under milestones included in contracts, if such provisions exist. We account for product development and research contracts that have established prices for distinct phases as if each phase were a separate contract. We classify amounts earned on contracts in progress that are in excess of amounts billed as unbilled receivables and we classify amounts received in excess of amounts earned as billings in excess of revenues earned. We bill unbilled receivables based on dates specified in the related agreement or in periodic installments based upon our invoicing cycle. We recognize the entire amount of an estimated ultimate loss in our financial statements at the time the loss on a contract becomes known. If our estimate of total contract costs or our determination of whether the customer agrees that a milestone is achieved are incorrect, our revenue could be overstated and profits would be negatively impacted.

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

The year ending December 31, 2004 is referred to as “2004”, the year ended December 31, 2003 is referred to as “2003”, the year ended December 31, 2002 is referred to as “2002”, and the year ended December 31, 2001 is referred to as “2001”.

We have two principal sources of revenues: product revenues and research and development revenues. Product revenues consist of sales of our CyberDisplay products and our III-V products, principally gallium arsenide (“GaAs”) HBT transistor wafers. Research and development revenues consist primarily of development contracts with agencies of the U.S. government. Research and development revenues were $1.7 million, or 2.2% of total revenues in 2003, $2.0 million, or 2.6% of total revenues in 2002, and $1.7 million, or 3.2% of total revenues in 2001.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Revenues.    Our total revenues for 2003 were $76.6 million compared to $76.8 million in 2002. For 2003, III-V and CyberDisplay revenues were $32.9 million and $43.6 million, respectively versus $32.7 million and $44.1 million, respectively, for 2002. The increase in III-V revenues in 2003 compared to 2002 resulted from the introduction of our light emitting diode (LED) products which offset a decrease in demand in 2003 from customers who buy our HBT transistor wafers for integration into components used in wireless handsets. The decrease in CyberDisplay revenues in 2003 compared to 2002 resulted primarily from a decline in research and development contract revenue and a decline in the average selling price of our monochrome displays which was partially offset by higher unit sales. We anticipate the average selling price of our monochrome displays and HBT transistor wafers to continue to decline.

We believe we have captured significant market share in the markets of the applications which currently use HBT transistor wafers and CyberDisplay products, principally wireless handsets and camcorders, and we will need to increase sales in other applications to generate revenue growth in these product lines. In addition, we will need to successfully transition customers who currently buy monochrome displays for camcorder applications to purchase color displays, which we introduced in 2003, in order to retain our CyberDisplay camcorder customers.

International sales represented 54.8% and 61.3% of revenues for 2003 and 2002, respectively. International sales are primarily sales of CyberDisplay products to consumer electronic manufacturers primarily located in Japan and Korea. Our international sales are primarily denominated in U.S. currency. Consequently, a strengthening of the U.S. dollar could increase the price in local currencies of our products in foreign markets and make our products relatively more expensive than competitors’ products that are denominated in local currencies, leading to a reduction in sales or profitability in those foreign markets. In addition, sales of our CyberDisplay products in Korea are transacted through our Korean subsidiary, Kowon Technology Co., LTD. Kowon’s sales are primarily denominated in U.S. dollars. However, Kowon’s operating costs are primarily denominated in Korean won. As a result, our financial position and results of operations are subject to exchange rate fluctuation. We have not taken any protective measures against exchange rate fluctuations, such as purchasing hedging instruments with respect to such fluctuations, because of the relatively stable exchange rate between the Japanese yen, Korean won and the U.S. dollar.

Cost of Product Revenues.    Cost of product revenues, which is comprised of materials, labor and manufacturing overhead related to our products, was $60.0 million for 2003 compared to $57.6 million for 2002, an increase of approximately $2.4 million or 4.2%. Cost of product revenues as a percent of sales for 2003 and 2002 was 80.1% and 76.9%, respectively. The increase in cost of product revenues as a percentage of product sales is a result of manufacturing inefficiencies associated with the introduction of our LED products and a decline of display revenues as a percentage of total revenues. The LED inefficiencies primarily result from an under utilization of manufacturing capacity. In 2003 and 2002 we invested in increasing our LED capacity. We currently do not sell sufficient amounts of LEDs for the LED product line to have a positive gross margin. In addition, gross margins were negatively impacted by lower display revenues as a percentage of total revenues because display products have higher gross margins than our III-V products.

Research and Development.    Research and development expenses are incurred in support of internal display and III-V product development programs or programs funded by agencies of the U.S. government and commercial partners. Research and development costs include staffing, purchases of materials and laboratory supplies, circuit design costs, fabrication and packaging of display products, and overhead. Funded research and development expenses were $1.8 million in 2003 as compared to $3.1 million for 2002, a decrease of $1.3 million.

Internal research and development expenses were $11.7 million in 2003 compared to $13.1 million for 2002. Internal research and development expenses were primarily attributed to the development of our new III-V products, LEDs and color filter displays.

Selling, General and Administrative.    Selling, general and administrative expenses consist of the expenses incurred by our sales and marketing personnel and related expenses, and administrative and general corporate expenses. S,G&A expenses were $10.2 million in 2003 compared to $10.0 million for 2002, an increase of $0.2 million, or 2.0%. The increase in S,G&A expense from the corresponding prior year is principally the result of an increase in insurance costs and professional fees resulting from the implementation of the Sarbanes-Oxley Act of 2002. In addition, in the second quarter of 2003, we increased our investment in Kowon, our Korean subsidiary, by acquiring an additional 5% ownership for $900,000. We determined that $258,000 of the $900,000 represented compensation expense to previous management owners of the 5% equity interest and it was expensed in S,G&A.

In 2003, we issued 272,500 restricted stock awards to certain employees of the Company. Each award requires the employee to fulfill certain obligations including remaining employed by the Company for periods of either two or four years (the “Restriction Period”). In connection with the issuance of the awards the Company recorded a deferred compensation expense of $1,442,000, which will be amortized over the Restriction Period. Included in S,G&A for the year ended 2003 was non-cash amortization expense of $19,621.

Other.    Other expenses, primarily amortization of patents and licenses, were $481,000 for 2003 compared to $266,000 for 2002.

Other Income and Expense, Net.    Other income and expense, net was an income of $1.6 million for 2003 compared to a loss of $11.1 million for 2002. In the second quarter of 2001, we exchanged our 20% interest in Kendin Communications, Inc. (Kendin) for approximately 1.0 million shares of Micrel Incorporated (Micrel) as part of Micrel’s acquisition of Kendin. Our investment in Kendin had a carrying value of $3.2 million at December 31, 2000. At the date of the exchange the closing price of Micrel’s common stock was $29.31 per share and we recorded a gain of $24.6 million as a result of this exchange in the quarter ended June 30, 2001. During the third quarter of 2001 the Company sold 200,000 Micrel shares and recorded a gain of approximately $700,000.

We have accounted for our investment in Micrel as available-for-sale securities since the receipt of Micrel shares.

In the second quarter of 2002 we received an additional 115,448 shares of Micrel which had been held in escrow. In addition, during the second and fourth quarters of 2002 we sold 249,448 and 150,000 shares, respectively, of Micrel. As a result of these transactions we recorded losses of approximately $101,000 and $2.5 million in the second and fourth quarters, respectively. On December 31, 2002 the closing price of Micrel’s common stock was $8.98 per share. As a result of the continuing decline in the price of Micrel common stock we recognized an other than temporary impairment charge of $10.2 million in the Statement of Operations.

During the third quarter of 2003 we sold 100,000 shares of Micrel and recorded a gain of approximately $300,000.

Since the receipt of the Micrel shares we have sold approximately 700,000 shares for total proceeds of $13.4 million. As of December 31, 2003 we held approximately 400,000 shares of Micrel common stock, valued at $6.2 million.

Other income and expense, net also includes interest income of $2.8 million for 2003 compared to $2.8 million for 2002. In 2003 and 2002 we also recorded losses of $1.4 million and $949,000, respectively, which represent recognition of equity losses on our 40% investment in Kopin Taiwan Corp. In 2003 we had a net loss of $115,000 of foreign exchange losses.

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

Internal research and development expenses were $13.1 million for 2002 compared to $12.9 million in 2001. Internal research and development expenses were primarily attributed to the development of our new III-V product, light emitting diodes.

Selling, General and Administrative.    Selling, general and administrative expenses consist of the expenses incurred by our sales and marketing personnel and related expenses, and administrative and general corporate expenses. S,G,& A expenses were $10.0 million for 2002 compared to $15.2 million in 2001, a decrease of $5.2 million, or 34.7%. The reduction in S,G&A expense from the corresponding prior year is principally the result of discontinuing goodwill amortization of approximately $2.2 million, as required by Statement of Financial Accounting Standards No. 142, and lower legal and patent maintenance fees of $1.5 million and bad debt expenses of $1.0 million. In addition, S,G,&A expenses include non-cash charges for compensation expense of $55,015 in 2001 relating to the issuance of certain stock options.

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

Other Income and Expense, Net.    Other income and expense, net was a loss of $11.1 million for 2002 compared to income of $24.8 million for 2001. In the second quarter of 2001, we exchanged our 20% interest in Kendin Communications, Inc. (Kendin) for approximately 1.0 million shares of Micrel Incorporated (Micrel) as part of Micrel’s acquisition of Kendin. Our investment in Kendin had a carrying value of $3.2 million at December 31, 2000. At the date of the exchange the closing price of Micrel’s common stock was $29.31 and we recorded a gain of $24.6 million as a result of this exchange in the quarter ended June 30, 2001. During the third quarter of 2001 the Company sold 200,000 Micrel shares and recorded a gain of approximately $700,000.

Liquidity and Capital Resources

We have financed our operations primarily through public and private placements of our equity securities, research and development contract revenues, and sales of our III-V and CyberDisplay products. In November 2001 we filed a registration statement using a “shelf” registration process that we may, from time to time, offer shares of common stock or debt securities, the aggregate total of which will not exceed $150.0 million. As of December 31, 2003 we had issued 3,000,000 shares for $42.0 million and reduced the amount available under the registration statement to $108.0 million. We believe our available cash resources will support our operations and capital needs for at least the next twelve months.

As of December 31, 2003, we had cash and equivalents and marketable securities of $120.3 million and working capital of $116.5 million compared to $118.0 million and $115.8 million, respectively, as of December 31, 2002. The increase in cash and equivalents and marketable securities was primarily due to cash provided by operating activities of $6.6 million and proceeds from the exercise of stock options of $1.5 million and sale of Micrel stock for $1.2 million offset by capital expenditures of $5.4 million and the purchase of additional shares of our Korean subsidiary, Kowon, of $900,000. The increase in cash and equivalents and marketable securities was favorably impacted by approximately $3.3 million due to an increase at December 31, 2003 as compared to December 31, 2002 in accounts payable and accrued expense amounts. The increase in the accounts payable and accrued expense balances were primarily the result of the timing of payments at year end.

The Company has entered into a non-cancelable agreement with a vendor to purchase $6.3 million worth of product during the year ending December 31, 2004.

In October 2003 we amended a supply agreement with a significant HBT customer that now expires in July 2006. Under the terms of this agreement we agreed to maintain capacity levels for manufacturing HBT wafers and we committed to a pricing schedule under certain circumstances. The agreement also requires us to give prior notice if we exit our HBT product line. In consideration for this agreement the customer agreed to source 100% of its HBT wafer needs from us subject to the customer’s right to source HBT wafers from other sources if we are unable to meet their requirements under certain circumstances. We agreed that failure to meet our supply obligations under the agreement would allow our customer to obtain court ordered specific performance and if we do not perform we could then be liable for monetary damages up to a maximum of $45,000,000.

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

On October 9, 2002, we authorized the re-purchase of up to $15 million of our common stock over a two year period. We had not repurchased any common stock through December 31, 2003.

As of December 31, 2003, we had tax loss carryforwards of approximately $50.0 million, which may be used to offset future federal taxable income through 2019.

Recent Accounting Pronouncements

In April 2003, The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No.149, Amendment of Statement 133 on Derivative Instruments and Hedging, which amends and clarifies financial accounting and reporting for derivative instruments. SFAS No.149 became effective for us in July 2003. We do not expect the adoption of SFAS No. 149 will have an effect on our consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150 Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This statement requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. Generally, the statement is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of interim periods beginning after June 15, 2003. We have not entered into any financial instruments within the scope of the statement. We do not expect that the adoption of SFAS No. 150 will have an effect on our consolidated financial statements.

Seasonality

Our business has not historically been seasonal in nature because we have been increasing our market share in certain products. However, the markets we sell into are traditionally seasonal and we would expect that as our business matures, our third quarter would be our strongest sales quarter followed by our second quarter then our fourth quarter and our first quarter would be our lowest sales quarter. 2003 did not follow this pattern as our third quarter was impacted by a decline in demand from a large HBT customer. In the third quarter we negotiated a new supply agreement with this customer whereby they would source 100% of their HBT requirements from us. In conjunction with this agreement the HBT customer consumed its remaining inventory of HBT product, which it had previously purchased from other vendors, which lowered its demand for our HBT product in the third quarter of 2003.

Inflation

We do not believe our operations have been materially affected by inflationary forces.

Contractual Obligations

The following is a summary of our contractual payment obligations for operating leases and purchase obligations as of December 31, 2003:

Contractual Obligations	Total	1-2 Years	3-5 Years	Thereafter
Operating Lease Obligations	$6,523,414	$3,056,890	$3,026,524	$440,000
Purchase Obligations	6,300,000	6,300,000	—	—

	$12,823,414	$9,356,890	$3,026,524	$440,000

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

We invest our excess cash in high-quality government and corporate financial instruments which bear lower levels of relative risk. We believe that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations, and cash flows should not be material. Included in other assets is an equity investment in Micrel, Incorporated (Micrel) totaling approximately $6.2 million which is subject to changes in value because of either specific operating issues at Micrel or an overall changes in the stock market. We are exposed to changes in foreign currency exchange rates primarily through our translation of our foreign subsidiary’s financial position, results of operations, and transaction gains and losses as a result of non U.S. dollar denominated cashflows related to business activities in Asia. We do not believe that changes in currency will have a material impact on our financial position.

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

We have experienced a history of losses and have a significant accumulated deficit.    Since inception, we have incurred significant net operating losses. As of December 31, 2003 we had an accumulated deficit of $111.9 million. We cannot assure investors that we will achieve profitability in the future.

Our revenue and cash flow could be negatively affected by the loss of any of the few customers who account for a substantial portion of our revenues.    A few customers account for a substantial portion of our revenues. The table below indicates what percentage of our total revenues from a particular customer were in a given year. The symbol “*” indicates that sales to that particular customer for the given year were below 10 percent of our total revenues. Skyworks Solutions, Inc. was formed through the merger of Conexant Systems’ wireless division and Alpha Industries in 2002. The sales to Skyworks Solutions as a percent of Kopin’s total revenues described below are on a pro forma basis assuming the merger occurred on January 1, 2001.

Customer	Sales as a Percent of Total Revenue
	2003	2002	2001
Skyworks Solutions, Inc.	20%	26%	24%
Samsung Electronics	33	26	22
Matsushita Electric Corp. (Panasonic)	*	13	15
Victor Company of Japan (JVC)	12	15	*
Mitsubishi Electric Company	*	*	11
United States Government	2	3	3

We anticipate that sales to Skyworks Solutions, Samsung and JVC will continue to represent a significant portion of our revenues for the near future. We believe that historically we have provided Skyworks Solutions with the vast majority of its HBT transistor wafers. A reduction or delay in orders from any of our significant customers would materially reduce our revenue and cash flow and adversely affect our ability to achieve profitability.

We may be unable to increase revenues from CyberDisplay™ products if new products and applications are not developed.    CyberDisplay revenues for the years ended December 31, 2003, 2002, and 2001 were $43.6 million, $44.1 million, and $23.6 million, respectively. The decrease in CyberDisplay revenues has resulted primarily from a decrease in the average sales price of our monochrome CyberDisplay 320 product to customers for use in camcorders. We believe the average sales price of our monochrome displays will continue to decline. We believe we have captured significant market share in the camcorder market and future growth in this market is limited. Accordingly, if we are unable to expand into new markets our revenues from CyberDisplay products may not grow which may impact our ability to become profitable.

For 2004 we have identified the digital still camera market as a potential market to penetrate with our CyberDisplays. We have very limited experience in selling displays to digital still camera makers. We believe our success in penetrating this market will significantly impact our ability to increase sales of CyberDisplays. Accordingly if we are unable to successfully sell our displays to digital still camera makers we may be unable to grow CyberDisplay revenues and our ability to achieve profitability will be adversely affected.

An important factor in our ability to expand into new markets such as digital still cameras will be the development of new displays which have higher or lower resolution than current displays offered and which can provide color images. We have never produced displays which provide color images in volume. Accordingly, if we are unable to develop and market these new displays or if we are unable to manufacture them in a cost-effective manner our revenues may not grow and we may not be able to achieve profitability.

Our competitors can provide integrated solutions.    Many portable consumer electronic devices, including camcorders and digital still cameras, have two displays for viewing images, an electronic view finder and a flip-out or group view display. We provide the display which is used as the electronic view finder. Our competitors may offer both displays and both displays may be run by the same interface electronics. A customer who buys our display is required to buy the flip-out or group view display from another vendor who may compete with us. This may require our customer to purchase additional interface electronics to run our display. Our competitors may be able to offer a bundled solution of both displays and the interface electronics cheaper than the cost of buying our display and the other display and the interface electronics separately. If we are unable to offer displays with sufficient performance advantages over other displays to justify the additional cost of buying individual components versus a bundled solution or if our customers can not procure interface electronics with which to run our display which are cost efficient we may lose market share or be unable to grow our business which in turn would adversely affect our ability to become profitable.

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

One of the foundries and several other third parties with which we do business are located in Taiwan. Due to the earthquake that occurred in Taiwan in 1999 and the typhoon that occurred in Taiwan in September 2001, many Taiwanese companies, including the Taiwanese foundry we use, experienced related business interruptions. Our business could suffer significantly if either of the foundries we use had operations which were disrupted for an extended period of time, due to natural disaster or political unrest. In addition, our CyberDisplays are manufactured on 6-inch silicon wafers. State of the art silicon production uses 8-inch wafers. We can not be assured that if the 6-inch manufacturing facilities we use were damaged that they would in fact be restored. If the 6-inch production facilities were not restored we may be required to redesign our displays so that they can be manufactured on an 8-inch production line. If the displays had to be redesigned we may have to have the displays re-qualified by our customers, which would adversely affect our business until such qualification was complete.

In 2003, there was an outbreak of Severe Acute Respiratory Syndrome (SARS). There have been reports that consumer demand was negatively impacted by the outbreak of SARS. Our sales, manufacturing and distribution processes, and in turn our overall business operations, may be adversely affected if SARS or similar situations occurred.

We depend on third parties to provide integrated circuit chip sets and other critical raw materials for use with our CyberDisplay™ products.    We do not manufacture the integrated circuit chip sets necessary for use with our CyberDisplay products. Instead, we rely on third party independent contractors for these integrated circuit chip sets and other critical raw materials such as special glasses and chemicals. Motorola currently produces many of the integrated circuit chip sets used with our CyberDisplay products in camcorders. The critical raw materials, including the glasses and chemicals used in manufacturing the CyberDisplay, are used by other display manufacturers, many of which are much larger than Kopin. If Motorola or any other third party were unable or unwilling to supply these integrated circuit chip sets or other critical raw materials to us, we would be unable to manufacture and sell our CyberDisplay products until a replacement supplier could be found. We cannot assure investors that a replacement supplier could be found on reasonable terms or in a timely manner. In the past we have experienced situations when our vendors could not supply the quantity or quality of critical raw materials we needed. As a result, we were unable to meet customer demand and our manufacturing yield and gross margins were adversely affected. Currently there is strong world-wide demand for display materials because of the significant growth of display sales over the last few years. Any interruption in our ability to manufacture and distribute our CyberDisplay products could cause our display business to be unsuccessful and the value of investors’ investment in us may decline.

If we are unable to significantly increase our unit sales volume and reduce our production costs, our business will suffer.    Our III-V and CyberDisplay product lines currently have significant fixed costs and our ability to achieve profitability depends upon achieving significant sales volumes and higher gross profit margins. In January 2003 we introduced our CyberLite light emitting diode (LED) product. Our LEDs and heterojunction bipolar transistor (HBT) products comprise our III-V product group. If we are unable to increase our III-V and CyberDisplay production levels and reduce manufacturing costs, we may lose customer orders and our business will remain unprofitable.

We may be unable to increase revenues from HBT transistor wafers if new product applications are not developed.    A critical market for our HBTs is wireless handsets. The growth rate of the wireless handset market has been very unpredictable over the last several years. We expect prices of our HBT transistor will decline by 10 to 15 percent during 2004. If the wireless handset market grows in the range of 10 to 15 percent for the year ending December 31, 2004 we would not expect HBT revenues to increase unless we increase our market share. Accordingly, if we are unable to find additional applications for our HBT transistor wafers or increase our market share, our HBT transistor revenue may not grow which may impact our ability to become profitable.

We have never manufactured CyberLite™ products in volume and may not be able to achieve sales or production volume.    We anticipate our CyberLite products will be very important to our revenue growth and to achieving profitability. However, we have never manufactured our CyberLite products in volume. Since our initial sales of CyberLite in January 2003 we have had low manufacturing yields and a negative gross margin. Improving yields is made more difficult as customers continually demand better performing products. Our ability to achieve profitability is also impacted by declining sales prices, which we experienced in 2003. We currently do not sell our CyberLite products in sufficient volume to cover our operating costs. Failure to achieve high sales volume production at acceptable prices will affect our revenue growth, our ability to become profitable and acceptance of our CyberLite products. Further, even if we are able to achieve volume production we may not be able to do so in a cost effective manner, which would negatively impact our ability to achieve profitability.

If we are unable to achieve profitability or generate positive cash flow from our CyberLite products, we may be required to take an impairment charge on the long-lived assets used in the production of CyberLite products. We currently have approximately $18 million of equipment used in the production of CyberLite LEDs.

We generally do not have long-term contracts with our customers, which makes forecasting our revenues and operating results difficult.    We generally do not enter into agreements with our customers obligating them to purchase our products. Our business is characterized by short-term purchase orders and shipment schedules and we generally permit orders to be canceled or rescheduled before shipment without significant penalty. As a result, our customers may cease purchasing our products at any time, which makes forecasting our revenues difficult. In addition, due to the absence of substantial noncancellable backlog, we typically plan our production and inventory levels based on internal forecasts of customer demand, which are highly unpredictable and can fluctuate substantially. Our operating results are difficult to forecast because we are continuing to invest in capital equipment and increasing our operating expenses for new product development. If we fail to accurately forecast our revenues and operating results, our business may not be successful and the value of investors’ investment in us may decline.

We may not be able to realize any profits under a multi-year supply agreement with a significant HBT customer.    In October 2003 we amended a supply agreement with a significant HBT customer that now expires in July 2006. Under the terms of this agreement we agreed to maintain capacity levels for manufacturing HBT wafers and we committed to a pricing schedule under certain circumstances. The agreement also requires us to give prior notice if we exit our HBT product line. In consideration for this agreement the customer agreed to source 100% of its HBT wafer needs from us subject to the customer’s right to source HBT wafers from other sources if we are unable to meet their requirements under certain circumstances. We agreed that failure to meet our supply obligations under the agreement would allow our customer to obtain court ordered specific performance. If we do not perform we could then be liable for monetary damages up to a maximum of $45 million. The agreement obligates us to provide wafers at preset prices and as a result, our ability to make a profit under this agreement will be subject to fluctuations in the prices of raw materials and to any increase in costs of goods or services requires for us to perform under the agreement. If we are unable to manufacture the HBT wafers below these preset prices we may not be able to achieve profitability.

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

In addition, many of our existing and potential customers manufacture or assemble displays, wireless communications devices and light emitting diodes and have substantial in-house technological capabilities and substantially greater resources than we do. We may not be able to sell our products to these customers and they may begin to commercialize their internal capabilities and become our competitors. If one of our large customers establishes internal design and manufacturing capabilities, it could have an adverse effect on our operating results.

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

Item 8.    Financial Statements and Supplementary Data

The financial statements required by this Item are incorporated in this Report on pages 36 through 52. Reference is made to Item 15 of this Report.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9a.    Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company’s chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Part III

Item 10.    Directors and Executive Officers of the Registrant

(a)  Directors.    The information with respect to directors required by this item is incorporated herein by reference from our Proxy Statement relating to our Annual Meeting of Shareholders to be held on April 21, 2004 (the “Proxy Statement”).

(b)  Executive Officers.    Information with respect to executive officers required by this item is set forth in Part I of this Report and is incorporated herein by reference from the Proxy Statement.

(c)  Reports of Beneficial Ownership.    The information with respect to reports of beneficial ownership required by this item is incorporated herein by reference from the Proxy Statement.

(d)  Code of Ethics.    The Company has adopted a Code of Business Conduct and Ethics (“the Code”) that applies to all of the Company’s employees (including its executive officers) and directors. The Code is available on the Company’s website at www.kopin.com. The Company intends to satisfy the disclosure requirement regarding any waiver of a provision of the Code applicable to any executive officer or director, by posting such information on such website. The Company shall provide to any person without charge, upon request, a copy of the Code. Any such request must be made in writing to the Company, c/o Investor Relations, Kopin Corporation, 200 John Hancock Road, Taunton, MA 02780.

The Company’s corporate governance guidelines and the charters of the audit committee, compensation committee and nominating and corporate governance committee of the Board of Directors are available on the Company’s website at www.kopin.com. The Company shall provide to any person without charge, upon request, a copy of any of the foregoing materials. Any such request must be made in writing to the Company, c/o Investor Relations, Kopin Corporation, 200 John Handcock Road, Taunton, MA 02780.

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

Item 14.  Principal Accountant Fees and Services

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

(3)  Exhibits

3.1	Amended and Restated Certificate of Incorporation	(2)

3.2	Amendment to Certificate of Incorporation	(7)

3.3	Amendment to Certificate of Incorporation	(7)

3.4	Second Amended and Restated By-laws	(10)

4	Specimen Certificate of Common Stock	(1)

10.1	Form of Employee Agreement with Respect to Inventions and Proprietary Information	(1)

10.2	1985 Incentive Stock Option Plan, as amended	(1)*

10.3	Amended and Restated 1992 Stock Option Plan	(2)*

10.4	1992 Stock Option Plan Amendment	(7)*

10.5	1992 Stock Option Plan Amendment	(8)*

10.6	2001 Equity Incentive Plan	(9)*

10.7	Kopin Corporation 2001 Equity Incentive Plan Amendment

10.8	2001 Supplemental Equity Incentive Plan	(8)*

10.9	Form of Key Employee Stock Purchase Agreement	(1)*

10.10	License Agreement by and between the Company and Massachusetts Institute of Technology dated April 22, 1985, as amended	(1)

10.11	Facility Lease, by and between the Company and Massachusetts Technology Park Corporation, dated October 15, 1993	(3)

10.12	Master Sublease—Purchase Agreement, by and between the Company and Massachusetts Industrial Finance Agency, dated June 23, 1994	(4)

10.13	Contract by and between the Company and the United States Department of Commerce, dated April 25, 1995	(5)

10.14	Cooperative Research and Development Agreement, by and between the Company and Massachusetts Institute of Technology Lincoln Laboratory, dated June 21, 1995 (confidential portions on file with the Commission)	(5)

10.15	Letter Agreement, by and between the Company and United Microelectronics Corporation, dated November 29, 1995 (confidential portions on file with the Commission)	(5)

10.16	Joint Venture Agreement, by and among the Company, Kowon Technology Co., Ltd., and Korean Investors, dated as of March 3, 1998	(6)

10.17	Fifth Amended and Restated Employment Agreement between the Company and Dr. John C.C. Fan, dated as of February 20, 2004

21.1	Subsidiaries of Kopin Corporation

23.1	Consent of Deloitte & Touche LLP, Independent Auditors of the Company

31.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan required to be filed as an Exhibit to this Form 10-K pursuant to Item 15(c) of this Report.
(1)	Filed as an exhibit to Registration Statement on Form S-1, File No. 33-45853, and incorporated herein by reference.
(2)	Filed as an exhibit to Registration Statement on Form S-1, File No. 33-57450, and incorporated herein by reference.
(3)	Filed as an exhibit to Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference.
(4)	Filed as an exhibit to Quarterly Report on Form 10-Q for the quarterly period ended July 2, 1994 and incorporated herein by reference.
(5)	Filed as an exhibit to Annual Report on Form 10-K for the fiscal year ended December 31, 1995 and incorporated herein by reference.
(6)	Filed as an exhibit to Annual Report on Form 10-Q for the quarterly period ended June 27, 1998 and incorporated herein by reference.
(7)	Filed as an exhibit to Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2000 and incorporated herein by reference.
(8)	Filed as an exhibit to Registration Statement on Form S-8 and incorporated herein by reference.
(9)	Filed as an appendix to Proxy Statement filed on April 20, 2001 and incorporated herein by reference.
(10)	Filed as an exhibit to Annual Report on Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference.

(b)  Reports on Form 8-K:

In a Form 8-K furnished to the SEC on October 23, 2003, the Registrant reported under Item 12 “Disclosure of Results of Operations and Financial Condition” a press release in which it announced its financial results for the quarterly period ended September 27, 2003.

KOPIN CORPORATION

INDEPENDENT AUDITORS’ REPORT

Board of Directors and Stockholders

Kopin Corporation

Taunton, Massachusetts

We have audited the accompanying consolidated balance sheets of Kopin Corporation and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Kopin Corporation and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for goodwill and intangibles in 2002, to conform to Statements of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

/s/    DELOITTE & TOUCHE LLP

Boston, Massachusetts

March 5, 2004

KOPIN CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2003	2002
ASSETS
Current assets:
Cash and equivalents	$29,144,578	$35,297,639
Marketable securities, at fair value	91,188,610	82,693,673
Accounts receivable, net of allowance of $1,200,000 in 2003 and 2002	6,771,391	6,680,538
Inventory	5,920,364	4,773,333
Prepaid expenses and other current assets	1,451,374	1,118,944

Total current assets	134,476,317	130,564,127
Property, plant and equipment:
Land	805,528	802,171
Buildings	2,130,400	2,016,474
Equipment	61,442,351	55,552,926
Leasehold improvements	13,396,112	13,304,865
Furniture and fixtures	284,894	185,002
Equipment under construction	257,404	1,259,690

	78,316,689	73,121,128
Accumulated depreciation and amortization	(47,308,286)	(38,372,767)

	31,008,403	34,748,361
Other assets	9,335,749	8,773,040
Intangible assets, net	—	480,866

Total assets	$174,820,469	$174,566,394

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,442,184	$7,414,774
Accrued payroll and expenses	2,224,928	2,105,206
Accrued warranty	1,030,000	830,000
Billings in excess of revenue earned	1,378,970	1,108,180
Other accrued liabilities	2,893,502	3,259,200

Total current liabilities	17,969,584	14,717,360
Minority interest in subsidiary	3,113,728	2,931,366
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $.01 per share: Authorized, 3,000 shares; none issued	—	—
Common stock, par value $.01 per share: Authorized, 120,000,000 shares; issued, 70,044,960 shares in 2003 and 69,391,349 shares in 2002	700,449	693,913
Additional paid-in capital	263,165,884	260,253,567
Deferred compensation	(1,421,904)	—
Accumulated other comprehensive income	3,213,838	1,013,040
Accumulated deficit	(111,921,110)	(105,042,852)

Total stockholders’ equity	153,737,157	156,917,668

Total liabilities and stockholders’ equity	$174,820,469	$174,566,394

See notes to consolidated financial statements.

KOPIN CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2003	2002	2001
Revenues:
Net product revenues	$74,883,122	$74,808,368	$50,256,711
Research and development revenues	1,669,106	1,992,751	1,663,610

	76,552,228	76,801,119	51,920,321
Expenses:
Cost of product revenues	59,954,229	57,553,577	62,368,663
Research and development-funded programs	1,822,793	3,097,648	2,380,712
Research and development-internal	11,701,241	13,093,257	12,890,983
Selling, general, and administrative	10,244,767	9,955,712	15,245,176
Other	480,864	265,850	771,387
Impairment charge	—	—	5,341,784

	84,203,894	83,966,044	98,998,705

Loss from operations	(7,651,666)	(7,164,925)	(47,078,384)
Other income and expense:
Interest and other income	3,477,273	3,424,981	25,733,103
Interest and other expense	(1,830,875)	(14,551,282)	(974,476)

Loss before minority interest in income of subsidiary	(6,005,268)	(18,291,226)	(22,319,757)
Minority interest in income of subsidiary	(872,990)	(1,037,709)	(393,631)

Loss before cumulative effect of accounting change	(6,878,258)	(19,328,935)	(22,713,388)
Cumulative effect of accounting change	—	(12,582,383)	—

Net Loss	$(6,878,258)	$(31,911,318)	$(22,713,388)

Loss before cumulative effect of accounting change per share:
Basic	$(.10)	$(.28)	$(.34)

Diluted	$(.10)	$(.28)	$(.34)

Cumulative effect of accounting change per share:
Basic	$—	$(.18)	$—

Diluted	$—	$(.18)	$—

Net Loss per share:
Basic	$(.10)	$(.46)	$(.34)

Diluted	$(.10)	$(.46)	$(.34)

Weighted average number of common shares outstanding:
Basic	69,540,201	69,317,695	65,946,964

Diluted	69,540,201	69,317,695	65,946,964

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Years ended December 31,
	2003	2002	2001
Net loss	$(6,878,258)	$(31,911,318)	$(22,713,388)
Foreign currency translation adjustments	62,322	630,363	(86,900)
Holding gain (loss) on marketable securities	2,138,476	331,631	(2,611,172)
Reclassifications of losses in net income	—	2,420,723	—

Comprehensive loss	$(4,677,460)	$(28,528,601)	$(25,411,460)

See notes to consolidated financial statements.

KOPIN CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional Paid-in Capital	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Common Stock
	Shares	Amount

Balance, January 1, 2001	64,681,116	$646,811	$216,274,520	$(55,015)	$328,395	$(50,418,146)	$166,776,565
Issuance of common net of issuance costs of $1,340,563	3,000,000	30,000	38,259,437	—	—	—	38,289,437
Exercise of stock options	1,364,416	13,644	4,607,761	—	—	—	4,621,405
Amortization of compensation relating to grant of stock options	—	—	—	55,015	—	—	55,015
Net unrealized holding loss on marketable securities	—	—	—	—	(2,611,172)	—	(2,611,172)
Foreign currency translation adjustments	—	—	—	—	(86,900)	—	(86,900)
Net loss	—	—	—	—	—	(22,713,388)	(22,713,388)

Balance, December 31, 2001	69,045,532	690,455	259,141,718	—	(2,369,677)	(73,131,534)	184,330,962
Exercise of stock options	345,817	3,458	1,111,849	—	—	—	1,115,307
Net unrealized holding gain on marketable securities	—	—	—	—	2,752,354	—	2,752,354
Foreign currency translation adjustments	—	—	—	—	630,363	—	630,363
Net loss	—	—	—	—	—	(31,911,318)	(31,911,318)

Balance, December 31, 2002	69,391,349	693,913	260,253,567	—	1,013,040	(105,042,852)	156,917,668
Exercise of stock options	381,111	3,811	1,473,517	—	—	—	1,477,328
Issuance of restricted stock	272,500	2,725	1,438,800	(1,441,525)	—	—	—
Amortization of deferred compensation	—	—	—	19,621	—	—	19,621
Net unrealized holding gain on marketable securities	—	—	—	—	2,138,476	—	2,138,476
Foreign currency translation adjustments	—	—	—	—	62,322	—	62,322
Net loss	—	—	—	—	—	(6,878,258)	(6,878,258)

Balance, December 31, 2003	70,044,960	$700,449	$263,165,884	$(1,421,904)	$3,213,838	$(111,921,110)	$153,737,157

See notes to consolidated financial statements.

KOPIN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net loss	$(6,878,258)	$(31,911,318)	$(22,713,388)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	9,674,928	11,917,833	11,200,790
Minority interest in income of subsidiary	872,990	1,037,709	473,281
Net loss (gain) on investment transactions	(305,922)	12,828,300	(13,734,091)
Equity in loss in affiliate	1,365,824	949,480	—
Amortization of deferred compensation	19,621	—	55,015
Cumulative effect of accounting change	—	12,582,383	—
Impairment charge	—	—	5,341,784
Facility closure charge	—	—	1,820,740
Changes in assets and liabilities:
Accounts receivable	(83,988)	710,100	7,543,111
Inventory	(1,139,054)	4,103,405	(3,395,011)
Prepaid expenses and other current assets	(508,221)	2,677,857	7,518,726
Accounts payable and accrued expenses	3,303,630	(3,833,384)	3,406,807
Billings in excess of revenue earned	270,790	1,108,180	—

Net cash provided by (used in) operating activities	6,592,340	12,170,545	(2,482,236)

Cash flows from investing activities:
Marketable securities	(8,905,483)	(52,352,745)	29,560,475
Other assets	(116,549)	378,134	220,702
Proceeds from sale of investments	1,202,922	5,751,027	282,071
Purchase of investments	(987,401)	(1,310,644)	(69,330)
Capital expenditures	(5,436,023)	(5,191,683)	(6,997,226)

Net cash provided by (used in) investing activities	(14,242,534)	(52,725,911)	22,996,692

Cash flows from financing activities:
Proceeds from exercise of stock options	1,477,328	1,115,307	4,621,405
Net proceeds from issuance of common stock	—	—	38,289,437
Principal payments on long-term obligations	—	—	(2,250,000)

Net cash provided by financing activities	1,477,328	1,115,307	40,660,842

Effect of exchange rate changes on cash	19,805	311,845	(82,418)

Net increase (decrease) in cash and equivalents	(6,153,061)	(39,128,214)	61,092,880
Cash and equivalents:
Beginning of period	35,297,639	74,425,853	13,332,973

End of period	$29,144,578	$35,297,639	$74,425,853

Supplementary cash flow information:
Interest paid in cash	$—	$—	$189,185

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

Reference herein to “2003”, “2002” and “2001” are for and as of the fiscal years ended December 31, 2003, 2002 and 2001.

Industry Segment

Kopin Corporation and its subsidiaries (the “Company”) operate in one industry segment reporting to the chief operating decision makers of the Company. Accordingly, the segment disclosures contemplated by Statement of Financial Accounting Standards No. 131, “Disclosures About Segments of an Enterprise and Related Information” are not applicable.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and Kowon Technology Co., Ltd., a majority owned (73%) subsidiary located in Korea. All intercompany transactions and balances have been eliminated. In 2003 the Company increased its ownership percentage of Kowon from 67% to 73% for $900,000. Investments in business entities in which the company does not have control, but has the ability to exercise significant influence over operating and financial policies (generally 20-50 percent ownership), are accounted for by the equity method. Other investments are accounted for by the cost method.

Revenue Recognition

Product revenue is recognized when a written order is received from the customer, the related product is delivered or when a service is performed, and collectibility of the related receivable is considered probable. The Company’s products generally must meet defined specifications. The Company does not recognize revenue for products prior to customer acceptance unless the Company believes the product meets all customer specifications and has a history of consistently achieving customer acceptance of the product. For certain of our products, we provide customers with a twelve month warranty from the date of sale. Estimated sales return and warranty reserves are provided at the time of sale based upon historical and anticipated sales returns and warranty costs.

Revenue from long-term research and development contracts is recognized on the percentage-of-completion method of accounting as work is performed, based upon the ratio that incurred costs or hours bear to estimated total completion cost or hours. Revenue recognized at any point in time is limited to amounts earned under milestones included in contracts, if such provisions exist. We account for product development and research contracts that have established prices for distinct phases as if each phase were a separate contract. At the time a loss on a contract becomes known, the entire amount of the estimated ultimate loss is recognized in the financial statements. Amounts earned on contracts in progress in excess of the billings of such contracts are classified as unbilled receivables and amounts received in excess of amounts earned are classified as billings in excess of revenue earned. Unbilled receivables primarily result from the time necessary to accumulate costs, including costs incurred by subcontractors, for invoice preparation after the work has been performed by us. Unbilled receivables are billed based on dates stipulated in the related agreement or in periodic installments based upon our monthly invoicing cycle.

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

Marketable securities consist primarily of commercial paper, medium-term notes, and United States government and agency securities. The Company classifies marketable securities included in Current Assets as “available-for-sale” and accordingly carries them at fair value. The Company’s investment in Micrel, Inc. is included in Other Assets and is classified as “available-for-sale” and carried at fair value. From time to time, the Company sells marketable securities for working capital, capital expenditure and investment purposes. Substantially all the marketable securities mature within one year. Gross unrealized holding gains or losses are recorded in accumulated other comprehensive income.

Investments in available-for-sale marketable securities are as follows:

	Amortized Cost		Unrealized Gains		Unrealized Losses		Fair Value
	December 31,		December 31,		December 31,		December 31,
	2003	2002	2003	2002	2003	2002	2003	2002
U.S. government and agency securities	$62,360,803	$82,266,845	$89,520	$426,828	$276,001	—	$62,174,322	$82,693,673
Corporate debt	28,909,004	—	105,284	—	—	—	29,014,288	—

Total available-for-sale securities	$91,269,807	$82,266,845	$194,804	$426,828	$276,001	—	$91,188,610	$82,693,673

The gross gains and losses realized related to sales of marketable securities were not material. The Company uses the specific identification method as a basis for determining cost and calculating realized gains and losses.

Inventory

Inventory is stated at the lower of cost (first-in, first-out or specific identification method) or market and consists of the following:

	2003	2002
Raw materials	$4,276,433	$3,080,000
Work in process	1,066,877	1,041,759
Finished goods	577,054	651,574

	$5,920,364	$4,773,333

Property, plant and equipment

Property, plant and equipment are recorded at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets, generally 3 to 10 years, or, in the case of leasehold improvements and leased equipment, over the term of the lease.

KOPIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Intangible Assets

The Company accounts for intangibles in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. Costs of internally developing, maintaining, or restoring intangible assets that are not specifically identifiable, that have indeterminate lives, or that are inherent in a continuing business and related to the Company as a whole, are recognized as an expense when incurred. Acquired intangible assets are recorded at fair value. Intangible assets are amortized on a straight-line basis over the estimated useful life unless that life is determined to be indefinite. At December 31, 2002 the Company had net intangible assets of $480,866, which represented the unamortized cost of patents and application fees. As of December 31, 2003 these costs were fully amortized.

Foreign Currency Translation

Assets and liabilities of non-U.S. operations are translated into U.S. dollars at year end exchange rates, and revenues and expenses at average rates prevailing during the year. Resulting translation adjustments are accumulated as part of accumulated other comprehensive income and aggregate $648,536 and $586,212 of unrealized gains at December 31, 2003 and 2002, respectively. Transaction gains or losses are recognized in income or loss currently.

Net Loss Per Share

Basic net loss per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed using the weighted average number of common shares and potential common shares outstanding during the period using the treasury method. Potential common shares have not been included in any periods in which the effect would be anti-dilutive.

Concentration of Credit Risk

The Company primarily invests its excess cash in government and corporate financial instruments, which bear lower levels of relative credit risk. The Company sells its products to customers worldwide. The Company maintains a reserve for potential credit losses.

Fair Value of Financial Instruments

Financial instruments consist of current assets (except inventories and prepaids) and certain current liabilities. Current assets and current liabilities are carried at cost, which approximates fair value.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, using the intrinsic-value method. Under APB Opinion No. 25, stock compensation expense is recognized for the excess, if any, of fair value of the award price over the exercise price.

The following table illustrates the effect on the net loss and net loss per share had the Company used the fair-value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation and its amendment to measure employee stock compensation, to stock-based employee compensation. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 2003, 2002, and 2001: no expected dividend yield; expected volatility of 72.69% in 2003, 72.69% in 2002, and 72.75% in 2001; risk-free interest rate of 4.25% in 2003, 3.82% in 2002, and 5.02% in 2001; and expected lives of four years. The weighted-average fair value of options on grant date was $3.13 in 2003, $2.77 in 2002, and $4.29 in 2001.

KOPIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Years ended December 31,
	2003	2002	2001
Net loss, as reported	$(6,878,258)	$(31,911,318)	$(22,713,388)
Less: Total stock-based employee compensation expense determined under fair value based method for all awards	(9,349,981)	(10,317,319)	(10,819,612)

Pro forma net loss	$(16,228,239)	$(42,228,637)	$(33,533,000)

Earning per share:
Basic, as reported	$(.10)	$(.46)	$(.34)

Basic, pro forma	$(.23)	$(.61)	$(.51)

Diluted, as reported	$(.10)	$(.46)	$(.34)

Diluted, pro forma	$(.23)	$(.61)	$(.51)

Deferred Compensation

Deferred compensation is related to compensatory stock options and common stock awards under the company’s 1992 Stock Option Plan and its 2001 Equity Incentive Plan and is amortized over vesting periods ranging from two to four years.

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

New Accounting Pronouncements

Effective January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. This statement changed the accounting for goodwill and indefinite-lived intangible assets from an amortization

KOPIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

approach to an impairment-only approach. As a result of the adoption of SFAS No. 142, the Company recorded a transitional goodwill impairment charge of $12.6 million, which is presented as a cumulative effect of accounting change in the consolidated statements of operations. The Company estimated the fair value of the impacted reporting unit using a discounted cash flow model.

Effective with the adoption of SFAS No. 142 goodwill amortization was discontinued. Goodwill amortization for periods prior to January 1, 2002 is included in selling, general and administrative expenses. The following tables reconcile net loss and per share results adjusted for the implementation of SFAS No. 142 for all periods presented:

	2003	2002	2001
Net loss	$(6,878,258)	$(31,911,318)	$(22,713,388)
Cumulative effect of accounting change		12,582,383	—

Loss before effect of accounting change	(6,878,258)	(19,328,935)	(22,713,388)
Add back: goodwill amortization	—	—	2,165,983

Loss before effect of accounting change	$(6,878,258)	$(19,328,935)	(20,547,405)

	2003	2002	2001
Net loss per share:
Basic	$(.10)	$(.46)	(.34)

Diluted	$(.10)	$(.46)	(.34)

Effect of accounting change per share:
Basic	$—	$.18	.03

Diluted	$—	$.18	.03

Loss before effect of accounting change per share:
Basic	$(.10)	$(.28)	(.31)

Diluted	$(.10)	$(.28)	(.31)

In April 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging, which amends and clarifies financial accounting and reporting for derivative instruments. SFAS No.149 became effective for us in July 2003. We do not expect the adoption of SFAS No. 149 will have an effect on our consolidated financial statements.

In May 2003 the FASB issued SFAS No. 150 Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This statement requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. Generally, the statement is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of interim periods beginning after June 15, 2003. We have not entered into any financial instruments within the scope of the statement. We do not expect that the adoption of SFAS No. 150 will have an effect on our consolidated financial statements.

2.    Other Current and Non-Current Assets

Other assets consist primarily of marketable and non-marketable equity securities in various companies and notes receivable.

KOPIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Marketable Securities

At December 31, 2000, the Company had a 20% interest in Kendin Communications, Inc. (Kendin), which was accounted for using the equity method and had a carrying value of $3,170,000. During the second quarter of 2001, the Company exchanged its interest in Kendin for 986,054 shares of Micrel Incorporated (Micrel), as part of Micrel’s acquisition of Kendin, and recorded a net gain of $24,600,000 on the exchange. At the time of the exchange Micrel’s stock was trading at $29.31 per share. Following this transaction, the Company discontinued the use of the equity method to account for this investment and has accounted for its investment in Micrel common stock as available-for-sale securities and changes in the value of the Micrel investment have been reflected in accumulated other comprehensive income unless an other than temporary impairment charge was recognized. During the third quarter of 2001 the Company sold 200,000 of its Micrel shares and recorded a gain of approximately $700,000.

During the second quarter of 2002, as the result of the lapse of a contingency period related to the sale of Kendin, the Company received 115,448 shares of Micrel common stock which were previously held in escrow. Also during the quarter the Company sold 249,448 shares of Micrel and recognized a net loss of approximately $101,000 on these transactions. During the fourth quarter of 2002 the Company sold 150,000 shares of Micrel and recorded a loss on the disposition of approximately $2,525,000.

On December 31, 2002 the closing price of Micrel’s common stock was $8.98 per share. As a result of the continuing decline in the price of Micrel common stock the Company recognized an other than temporary impairment charge of $10,211,000 to record the Micrel investment at fair value.

During the third quarter of 2003 the Company sold 100,000 shares of Micrel and recorded a gain on the disposition of approximately $300,000.

The gains and losses recognized from the exchange of the Micrel investment and subsequent activity related to Micrel is included in other income and expense for the years ended December 31, 2003, 2002 and 2001. Since the receipt of the Micrel shares the Company has sold approximately 700,000 shares for total proceeds of $13,443,000. As of December 31, 2003, the Company held approximately 400,000 shares of Micrel common stock with a market value of $6,155,000.

Non-Marketable Securities

At December 31, 2003, the Company has a 40% interest in Kopin Taiwan Corp (KTC), which was accounted for using the equity method and had a carrying value of $878,000. For the years ended December 31, 2003, 2002 and 2001 the Company had sales of approximately $2,709,000, $392,000 and $145,000, respectively, to KTC. For the years ended December 31, 2003 and 2002 the Company had purchases of approximately $970,000 and $10,000, respectively, from KTC. For the years ended December 31, 2003, 2002 and 2001 we recorded losses of $1,364,000, $949,000 and $468,000, respectively, in interest and other expense, net, which represented our ownership percentage of KTC’s operating results. At December 31, 2003 and 2002, the Company was owed approximately $496,000 and $80,000, respectively, from KTC. One of the Company’s Directors is chairman of KTC and owns approximately 1% of the outstanding common stock of KTC.

At December 31, 2003, the Company had an investment in a company with a carrying value of approximately $1,625,000. The Company’s Chief Executive Officer is a founder and board member of this company and owns approximately 7.0% of this company. Certain directors and an officer of the Company have also invested in this company and their range of ownership is from .2% to 1.5%.

Certain officers and directors have invested in some of the Company’s investee companies, including Micrel.

KOPIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Also during 2001, the Company recorded a $5,667,000 write-down of certain non-marketable securities as a result of a more than temporary decline in their value.

3.    Stockholders’ Equity

In November 2001, the Company completed a public offering of 3,000,000 shares of common stock at a price of $14.00 per share. Net proceeds to the Company totaled approximately $38,289,000.

In December 2003, the Company issued 272,500 restricted stock awards to certain employees of the Company. Each award requires the employee to fulfill certain obligations including remaining employed by the Company for periods of either two or four years (the “Restriction Period”). In connection with the issuance of the awards the Company recorded the issuance of 272,500 shares of common stock at an issuance value of $5.29 and a deferred compensation expense of $1,442,000, which will be amortized over the Restriction Period.

4.    Revenues

Revenues by product group consisted of approximately the following:

	2003	2002	2001
III-V	$32,915,000	$32,679,000	$28,324,000
Display	43,637,000	44,122,000	23,596,000

Total revenues	$76,552,000	$76,801,000	$51,920,000

5.    Concentrations of Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of trade accounts receivable. Trade receivables are primarily derived from sales to manufacturers of consumer electronic devices and wireless components. Ongoing credit evaluations of customers’ financial condition are performed and collateral, such as letters of credit, are required when deemed necessary. The following table depicts the customer’s trade receivable balance as a percentage of gross trade receivables for the year indicated.

Customer	Percent of Gross Trade Receivable
	2003	2002
Skyworks Solutions, Inc.	25%	34%
Samsung Electronics	18	14
Matsushita Electric Corp. (Panasonic)	10	5
Victor Company of Japan (JVC)	10	19

Sales to significant customers, for the years ended December 31, 2003, 2002 and 2001, as a percentage of total revenues were as follows. The symbol “*” indicates that sales to that customer were less than 10% of the Company’s total revenues.

Customer	Percent of Total Revenue
	2003	2002	2001
Skyworks Solutions, Inc.	20%	26%	24%
Samsung Electronics	33	26	22
Victor Company of Japan (JVC)	12	15	*
Matsushita Electric Corp. (Panasonic)	*	13	15
Mitsubishi Electric Company	*	*	11

Sales to foreign customers, as determined by the location of the customer, during the years ended December 31, 2003, 2002, and 2001 were approximately 55%, 61% and 57%, respectively, of our revenue. Revenues from

KOPIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

customers located in Japan for 2003, 2002, and 2001 were approximately 20%, 30%, and 22%, respectively, of our revenue. Revenues from customers located in Korea were approximately 33%, 29% and 27% of our revenue in 2003, 2002 and 2001, respectively.

Long-lived assets by geographic area are as follows:

	2003	2002
United States	$27,087,213	$30,440,712
South Korea	3,921,190	4,307,649

	$31,008,403	$34,748,361

6.    Income Taxes

As of December 31, 2003, the Company has available for tax purposes federal net operating loss carryforwards of approximately $50,000,000, expiring through 2019. Deferred taxes are provided to recognize the effect of temporary differences between tax and financial reporting. Deferred income tax assets and liabilities consist of the following:

	2003	2002
Deferred tax assets:
Net operating loss carryforward	$20,733,000	$18,397,000
Research and development expenses	309,000	617,000
Amortization of intangible asset	6,121,000	5,862,000
Equipment	3,590,000	3,190,000
Investments	5,052,000	5,214,000
Other	4,088,000	3,736,000

	$39,893,000	$37,016,000

Deferred tax liabilities:
Patent costs	$888,000	$888,000
Depreciation	3,665,000	3,315,000

	4,553,000	4,203,000

Net deferred tax assets	35,340,000	32,813,000
Valuation allowance	(35,340,000)	(32,813,000)

	$—	$—

The provision for income taxes consists of the following for the years ended December 31:

	2003	2002	2001
Current
Federal	$(1,775,000)	$3,823,000	$(7,950,000)
State	(561,000)	781,000	(1,363,000)
Foreign	209,000	244,000	108,000
Deferred
Federal	(332,000)	(13,979,000)	(1,046,000)
State	(68,000)	(2,841,000)	(160,000)
Generation (utilization) of loss carryforwards	2,527,000	11,972,000	10,411,000

	$—	$—	$—

KOPIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.    Stock Options

The Company’s 1992 Stock Option Plan (the 1992 Plan), which expired on December 31, 2001 permitted the granting of both nonqualified stock options and incentive stock options and covered 15,000,000 shares of common stock (including shares issued upon exercise of options granted pursuant the 1985 Plan). In 2001 the Company adopted a 2001 Equity Incentive Plan (the Equity Plan) and a 2001 Supplemental Equity Plan (the Supplemental Plan). The Equity Plan as amended, permits the granting of both nonqualified and incentive stock options and restricted stock awards. The Equity Plan covers 2,400,000 shares of common stock which may be issued to employees and members of the Board of Directors. The Supplemental Plan covers 1,300,000 shares of common stock which may be issued to employees and only permits the issuance of nonqualified stock options and restricted stock awards. The option price of incentive stock options shall not be less than 100% of the fair market value of the stock at the date of grant, or in the case of certain incentive stock options, at 110% of the fair market value at the time of the grant. Options must be exercised within a ten-year period or sooner if so specified within the option agreement. The term and vesting period for restricted stock awards and options granted under plans are determined by the Company’s compensation committee. Restricted stock awards and options granted generally vest over two to four year periods.

In 1994, the Company adopted the Director Stock Option Plan, which provides for the automatic granting, pursuant to a formula, of nonqualified stock options to our non-employee directors. A maximum of 700,000 shares are issuable under this plan.

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

	2003		2002		2001
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Balance, beginning of year	9,362,720	$9.14	8,826,106	$9.47	8,289,442	$9.08
Options granted	639,750	5.47	1,351,125	4.88	2,190,037	7.41
Options cancelled	(182,202)	13.19	(468,972)	9.56	(277,398)	10.46
Options exercised	(381,921)	3.89	(345,539)	3.10	(1,375,975)	3.67

Balance, end of year	9,438,347	9.03	9,362,720	9.14	8,826,106	9.47

Exercisable, end of year	6,661,603		5,575,754		4,324,696

KOPIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about stock options outstanding and exercisable at December 31, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.25—$3.55	926,831	3.79	$2.74	926,831	$2.73
$3.75—$4.97	2,556,422	6.59	4.33	1,624,868	4.15
$5.04—$9.95	2,540,011	8.02	6.60	1,243,258	6.55
$10.25—$13.00	2,143,083	6.47	10.42	1,892,996	10.43
$14.69—$44.88	1,272,000	6.94	25.56	973,650	25.48

	9,438,347	6.72	9.03	6,661,603	9.31

8.    Employee Benefit Plan

The Company has an employee benefit plan pursuant to Section 401(k) of the Internal Revenue Code. The plan allows employees to defer an amount of their annual compensation up to a current maximum of $12,000. The Company will match 50% of all deferred compensation up to a maximum of 3% of each employee’s annual compensation. The amount charged to operations in connection with this plan was approximately $214,000 in 2003, $180,000 in 2002, and $209,000 in 2001.

9.    Commitments

Leases

We lease facilities located in Taunton and Westborough, Massachusetts, Scotts Valley, California, and Columbia, Maryland under non-cancelable operating leases. The Taunton leases expire in 2007 and 2010. The Westborough lease expires in 2008. The Scotts Valley lease terminates in 2007. The Maryland lease expires in 2005. Substantially all real estate taxes, insurance and maintenance expenses under these leases are our obligations and are expensed as incurred. The following is a schedule of minimum rental commitments under non-cancelable operating leases as of December 31, 2003:

Year ending December 31,	Amount
2004	$1,610,248
2005	1,446,642
2006	1,306,747
2007	1,138,528
2008	581,249
Thereafter	440,000

Total minimum lease payments	$6,523,414

Amounts incurred under operating leases are recorded as rent expense and aggregated approximately $1,418,000 in 2003, $1,691,000 in 2002 and $1,933,000 in 2001.

KOPIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Agreements

The Company has entered into various license agreements which require payment of royalties based upon a set percentage of product sales, subject, in some cases, to certain minimum amounts. Total royalty expense approximated $15,000 in 2003, $36,000 in 2002, and $30,000 in 2001.

The Company has entered into a non-cancelable agreement with a vendor to purchase at least $6,285,000 worth of product during the year ending December 31, 2004.

In October 2003 the Company amended a supply agreement with a significant HBT customer that now expires in July 2006. Under the terms of this agreement the Company agreed to maintain capacity levels for manufacturing HBT wafers and the Company committed to a pricing schedule under certain circumstances. The agreement also requires the Company to give prior notice if the Company exits its HBT product line. In consideration for this agreement the customer agreed to source 100% of its HBT wafer needs from the Company subject to the customer’s right to source HBT wafers from other sources if the Company is unable to meet their requirements under certain circumstances. The Company agreed that failure to meet its supply obligations under the agreement would allow its customer to obtain court ordered specific performance and if the Company does not perform it could then be liable for monetary damages up to a maximum of $45,000,000.

10.    Litigation

The Company is engaged in legal proceedings arising in the ordinary course of business. We believe the ultimate outcome of these proceedings will not have a material adverse impact on our consolidated financial position, results of operations or cash flows.

11.    Selected Quarterly Financial Information (Unaudited)

The following table presents summarized financial results for the each of the fiscal quarters of the years ended December 31, 2003 and 2002 (in thousands, except per share data).

	2003
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenues	$18,049	$19,868	$17,514	$21,121
Gross profit	2,990	4,630	2,450	4,860
Net loss	(2,237)	(1,001)	(3,026)	(614)
Loss per share—basic	$(.03)	$(.01)	$(.04)	$(.01)
Loss per share—diluted	$(.03)	$(.01)	$(.04)	$(.01)

	2002
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenues	$17,583	$20,835	$21,887	$16,496
Gross profit	2,710	4,708	5,846	3,990
Net income (loss)	(15,767)	(1,622)	591	(15,113)
Income (loss) per share—basic	$(.23)	$(.02)	$.01	$(.22)
Income (loss) per share—diluted	$(.23)	$(.02)	$.01	$(.22)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 10, 2003

KOPIN CORPORATION

By:	/s/ JOHN C. C. FAN
John C. C. Fan Chairman of the Board, Chief Executive Officer, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN C. C. FAN John C. C. Fan	Chairman of the Board, Chief Executive Officer, President and Director (Principal Executive Officer)	March 10, 2004

/s/ DAVID E. BROOK David E. Brook	Director	March 10, 2004

/s/ MORTON COLLINS Morton Collins	Director	March 10, 2004

/s/ ANDREW H. CHAPMAN Andrew H. Chapman	Director	March 10, 2004

/s/ CHI CHIA HSIEH Chi Chia Hsieh	Director	March 10, 2004

/s/ MICHAEL A. WALL Michael A. Wall	Director	March 10, 2004

/s/ MICHAEL J. LANDINE Michael J. Landine	Director	March 10, 2004

/s/ RICHARD A. SNEIDER Richard A. Sneider	Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)	March 10, 2004

KOPIN CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2003, 2002, 2001

Description	Balance at Beginning of Year	Additions Charged to Income	Deductions from Reserve	Balance at End of Year
Reserve deducted from assets—allowance for doubtful accounts:
2001	$450,800	$900,000	—	$1,350,000
2002	1,350,000	—	(150,000)	1,200,000
2003	1,200,000	—	—	1,200,000

INDEX TO EXHIBITS

Exhibits		Sequential page number
3.1	Amended and Restated Certificate of Incorporation	(2)

3.2	Amendment to Certificate of Incorporation	(7)

3.3	Amendment to Certificate of Incorporation	(7)

3.4	Second Amended and Restated By-laws	(10)

4	Specimen Certificate of Common Stock	(1)

10.1	Form of Employee Agreement with Respect to Inventions and Proprietary Information	(1)

10.2	1985 Incentive Stock Option Plan, as amended	(1)*

10.3	Amended and Restated 1992 Stock Option Plan	(2)*

10.4	1992 Stock Option Plan Amendment	(7)*

10.5	1992 Stock Option Plan Amendment	(8)*

10.6	2001 Equity Incentive Plan	(9)*

10.7	Kopin Corporation 2001 Equity Incentive Plan Amendment

10.8	2001 Supplemental Equity Incentive Plan	(8)*

10.9	Form of Key Employee Stock Purchase Agreement	(1)*

10.10	License Agreement by and between the Company and Massachusetts Institute of Technology dated April 22, 1985, as amended	(1)

10.11	Facility Lease, by and between the Company and Massachusetts Technology Park Corporation, dated October 15, 1993	(3)

10.12	Master Sublease—Purchase Agreement, by and between the Company and Massachusetts Industrial Finance Agency, dated June 23, 1994	(4)

10.13	Contract by and between the Company and the United States Department of Commerce, dated April 25,1995	(5)

10.14	Cooperative Research and Development Agreement, by and between the Company and Massachusetts Institute of Technology Lincoln Laboratory, dated June 21, 1995 (confidential portions on file with the Commission)	(5)

10.15	Letter Agreement, by and between the Company and United Microelectronics Corporation, dated November 29, 1995 (confidential portions on file with the Commission)	(5)

10.16	Joint Venture Agreement, by and among the Company, Kowon Technology Co., Ltd., and Korean Investors, dated as of March 3, 1998	(6)

10.17	Fifth Amended and Restated Employment Agreement between the Company and Dr. John C.C. Fan, dated as of February 20, 2004

21.1	Subsidiaries of Kopin Corporation

23.1	Consent of Deloitte & Touche LLP, Independent Auditors of the Company

31.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan required to be filed as an Exhibit to this Form 10-K pursuant to Item 15(c) of this Report.
(1)	Filed as an exhibit to Registration Statement on Form S-1, File No. 33-45853, and incorporated herein by reference.
(2)	Filed as an exhibit to Registration Statement on Form S-1, File No. 33-57450, and incorporated herein by reference.
(3)	Filed as an exhibit to Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference.
(4)	Filed as an exhibit to Quarterly Report on Form 10-Q for the quarterly period ended July 2, 1994 and incorporated herein by reference.
(5)	Filed as an exhibit to Annual Report on Form 10-K for the fiscal year ended December 31, 1995 and incorporated herein by reference.
(6)	Filed as an exhibit to Annual Report on Form 10-Q for the quarterly period ended June 27, 1998 and incorporated herein by reference.
(7)	Filed as an exhibit to Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2000 and incorporated herein by reference.
(8)	Filed as an exhibit to Registration Statement on Form S-8 and incorporated herein by reference.
(9)	Filed as an appendix to Proxy Statement filed on April 20, 2001 and incorporated herein by reference.
(10)	Filed as an exhibit to Annual Report on Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference.