Form 10-Q
period 2004-03-27
KOPIN CORP
filed 2004-05-06
CIK 771266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR l5(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 27, 2004

Commission file number 0-19882

KOPIN CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware	04-2833935
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 John Hancock Rd., Taunton, MA	02780-7331
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 16, 2004
Common Stock, par value $.01	70,062,249

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

We have experienced a history of losses and have a significant accumulated deficit. Since inception, we have incurred significant net operating losses. As of March 27, 2004 we had an accumulated deficit of $115.3 million. We cannot assure investors that we will achieve profitability in the future.

Our revenue and cash flow could be negatively affected by the loss of any of the few customers who account for a substantial portion of our revenues. A few customers account for a substantial portion of our revenues. The table below indicates what percentage of our total revenues from a particular customer were in a given year. The symbol “*” indicates that sales to that particular customer for the given year were below 10 percent of our total revenues. Skyworks Solutions, Inc. (Skyworks Solutions) was formed through the merger of Conexant Systems’ wireless division and Alpha Industries in 2002. The sales to Skyworks Solutions as a percent of Kopin’s total revenues described below are on a pro forma basis assuming the merger occurred on January 1, 2001.

	Sales as a Percent of Total Revenue
Customer	2003	2002	2001
Skyworks Solutions, Inc.	20%	26%	24%
Samsung Electronics (Samsung)	33	26	22
Matsushita Electric Corp. (Panasonic)	*	13	15
Victor Company of Japan (JVC)	12	15	*
Mitsubishi Electric Company	*	*	11
United States Government	2	3	3

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

We do not have significant experience in manufacturing CyberLite™ products in volume and may not be able to achieve sales or production volume. We anticipate our CyberLite products will be very important to our revenue growth and to achieving profitability. However, we do not have significant experience in manufacturing our CyberLite products in volume. Since our initial sales of CyberLite in January 2003 we have had low manufacturing yields and a negative gross margin. Improving yields is made more difficult as customers continually demand better performing products. Our ability to achieve profitability is also impacted by declining sales prices, which we experienced in 2003. We currently do not sell our CyberLite products in sufficient volume to cover our operating costs. Failure to achieve high sales volume production at acceptable prices will affect our revenue growth, our ability to become profitable and acceptance of our CyberLite products. Further, even if we are able to achieve volume production we may not be able to do so in a cost effective manner, which would negatively impact our ability to achieve profitability.

If we are unable to achieve profitability or generate positive cash flow from our CyberLite products, we may be required to take an impairment charge on the long-lived assets used in the production of CyberLite products. We currently have approximately $17 million of equipment used in the production of CyberLite LEDs.

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

We may not be able to realize any profits under a multi-year supply agreement with a significant HBT customer. In October 2003 we amended a supply agreement with a significant HBT customer that expires in July 2006. Under the terms of this agreement we agreed to maintain capacity levels for manufacturing HBT wafers and we committed to a pricing schedule under certain circumstances. The agreement also requires us to give prior notice if we exit our HBT product line. In consideration for this agreement the customer agreed to source 100% of its HBT wafer needs from us subject to the customer’s right to source HBT wafers from other sources if we are unable to meet their requirements under certain circumstances. We agreed that failure to meet our supply obligations under the agreement would allow our customer to obtain court ordered specific performance. If we do not perform we could then be liable for monetary damages up to a maximum of $45 million. The agreement obligates us to provide wafers at preset prices and as a result, our ability to make a profit under this agreement will be subject to fluctuations in the prices of raw materials and to any increase in costs of goods or services requires for us to perform under the agreement. If we are unable to manufacture the HBT wafers below these preset prices we may not be able to achieve profitability.

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

PART I. FINANCIAL INFORMATION

KOPIN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 27, 2004	December 31, 2003

Assets
Current assets:
Cash and equivalents	$20,809,784	$29,144,578
Marketable securities, at fair value	94,763,206	91,188,610
Accounts receivable, net of allowance of $1,200,000 as of 2004 and 2003	9,554,445	6,771,391
Inventory	7,946,404	5,920,364
Prepaid expenses and other current assets	2,245,754	1,451,374

Total current assets	135,319,593	134,476,317

Property, plant and equipment, net	29,234,955	31,008,403
Other assets	8,073,544	9,335,749

Total assets	$172,628,092	$174,820,469

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,430,567	$10,442,184
Accrued payroll and expenses	2,218,809	2,224,928
Accrued warranty	1,030,000	1,030,000
Billings in excess of revenues earned	1,370,720	1,378,970
Other accrued liabilities	2,807,997	2,893,502

Total current liabilities	18,858,093	17,969,584

Minority interest in subsidiary	3,310,215	3,113,728
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $.01 per share: Authorized, 3,000 shares; none issued	—	—
Common stock, par value $.01 per share: Authorized, 120,000,000 shares; issued, 70,099,685 shares in 2004 and 70,044,960 in 2003	700,996	700,449
Additional paid-in capital	263,361,676	263,165,884
Deferred compensation	(1,295,771)	(1,421,904)
Accumulated other comprehensive income	2,995,901	3,213,838
Accumulated deficit	(115,303,018)	(111,921,110)

Total stockholders’ equity	150,459,784	153,737,157

Total liabilities and stockholders’ equity	$172,628,092	$174,820,469

See notes to unaudited condensed consolidated financial statements.

KOPIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended
	March 27, 2004	March 29, 2003
Revenues:
Net product revenues	$22,132,996	$18,048,746
Research and development revenues	225,000	—

	22,357,996	18,048,746

Expenses:
Cost of product revenues	19,083,813	15,058,930
Research and development	3,920,435	2,881,176
Selling, general and administrative	3,016,321	2,619,286
Other	—	120,216

	26,020,569	20,679,608

Loss from operations	(3,662,573)	(2,630,862)
Other income and expense:
Interest and other income	883,427	1,060,903
Interest and other expense	(498,084)	(393,538)

Loss before minority interest in income of subsidiary	(3,277,230)	(1,963,497)
Minority interest in income of subsidiary	(104,678)	(273,551)

Net loss	$(3,381,908)	$(2,237,048)

Net loss per share:
Basic	$(.05)	$(.03)

Diluted	$(.05)	$(.03)

Weighted average number of common shares outstanding
Basic	70,060,233	69,391,207

Diluted	70,060,233	69,391,207

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

	Three Months Ended
	March 27, 2004	March 29, 2003
Net loss	$(3,381,908)	$(2,237,048)
Foreign currency translation adjustments	250,763	(369,014)
Holding gain (loss) on marketable securities	(468,700)	288,690

Comprehensive loss	$(3,599,845)	$(2,317,372)

See notes to unaudited condensed consolidated financial statements.

KOPIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Three months ended March 27, 2004 and March 29, 2003

(unaudited)

	Common Stock		Additional Paid-in Capital	Deferred Compensation	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares	Amount
Balance, December 31, 2002	69,391,349	$693,913	$260,253,567	—	$1,013,040	$(105,042,852)	$156,917,668
Net unrealized holding gain on marketable securities	—	—	—	—	288,690	—	288,690
Foreign currency translation adjustments	—	—	—	—	(369,014)	—	(369,014)
Net loss	—	—	—	—	—	(2,237,048)	(2,237,048)

Balance, March 29, 2003	69,391,349	$693,913	$260,253,567	—	$932,716	$(107,279,900)	$154,600,296

Balance, December 31, 2003	70,044,960	$700,449	$263,165,884	$(1,421,904)	$3,213,838	$(111,921,110)	$153,737,157
Exercise of stock options	54,725	547	195,792	—	—	—	196,339
Amortization of deferred compensation	—	—	—	126,133	—	—	126,133
Net unrealized holding loss on marketable securities	—	—	—	—	(468,700)	—	(468,700)
Foreign currency translation adjustments	—	—	—	—	250,763	—	250,763
Net loss	—	—	—	—	—	(3,381,908)	(3,381,908)

Balance, March 27, 2004	70,099,685	$700,996	$263,361,676	$(1,295,771)	$2,995,901	$(115,303,018)	$150,459,784

See notes to unaudited condensed consolidated financial statements.

KOPIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended
	March 27, 2004	March 29, 2003
Cash flows from operating activities:
Net loss	$(3,381,908)	$(2,237,048)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,466,102	2,486,935
Minority interest in income of subsidiary	104,678	273,551
Equity in loss in affiliate	300,000	249,047
Amortization of deferred compensation	126,133	—
Changes in assets and liabilities:
Accounts receivable	(2,711,081)	(3,323,863)
Inventory	(1,963,583)	(750,565)
Prepaid expenses and other current assets	(778,247)	(52,001)
Accounts payable and accrued expenses	792,944	2,879,817
Billings in excess of revenue earned	(8,250)	50,000

Net cash used in operating activities	(5,053,212)	(424,127)

Cash flows from investing activities:
Marketable securities	(3,178,880)	7,010,900
Other assets	101,153	(904,052)
Capital expenditures	(596,464)	(1,196,054)

Net cash provided by (used in) investing activities	(3,674,191)	4,910,794

Cash flows from financing activities:
Proceeds from exercise of stock options	196,339	—

Net cash provided by financing activities	196,339	—

Effect of exchange rate changes on cash	196,270	(249,966)

Net increase (decrease) in cash and equivalents	(8,334,794)	4,236,701
Cash and equivalents:
Beginning of period	29,144,578	35,297,639

End of period	$20,809,784	$39,534,340

See notes to unaudited condensed consolidated financial statements.

KOPIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The condensed consolidated financial statements for the three months ended March 27, 2004 and March 29, 2003 are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. All such adjustments are of a normal recurring nature.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Kopin Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (File No. 0-19882) for the year ended December 31, 2003.

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

2. FOREIGN CURRENCY TRANSLATION

Assets and liabilities of non-U.S. operations are translated into U.S. dollars at period-end exchange rates, and revenues and expenses at rates prevailing during the quarter. Currency translation adjustments are recorded as part of accumulated other comprehensive income and aggregate $899,299 of unrealized gain at March 27, 2004. Transaction gains or losses are recognized in income or loss currently.

3. INVENTORY

Inventory is stated at the lower of cost (first in, first out method or specific identification method) or market and consists of the following:

	March 27, 2004	December 31, 2003
Raw materials	$4,741,207	$4,276,433
Work in process	1,379,761	1,066,877
Finished goods	1,825,436	577,054

	$7,946,404	$5,920,364

4. NET LOSS PER SHARE

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

The following table illustrates the effect on the net loss and net loss per share had the Company used the fair-value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation and its amendment to measure employee stock compensation, to stock-based employee compensation. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 2003 and 2002: no expected dividend yield; expected volatility of 72.69% in 2003 and 2002; risk-free interest rate of 4.25% in 2003 and 3.82% in 2002; and expected lives of four years. The weighted-average fair value of options on grant date was $3.13 in 2003, $2.77 in 2002, and $4.29 in 2001.

	March 27, 2004	March 29, 2003
Net loss, as reported	$(3,381,908)	$(2,237,048)
Plus: Amortization of deferred compensation	126,133	—
Less: Total stock-based employee compensation determined under fair value method based method for all awards	(2,366,620)	(2,254,134)

Pro Forma net loss	$(5.622,395)	$(4,491,182)

Earning per share:
Basic, as reported	$(.05)	$(.03)

Basic, pro forma	$(.08)	$(.06)

Diluted, as reported	$(.05)	$(.03)

Diluted, pro forma	$(.08)	$(.06)

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

The gains and losses recognized from the exchange of the Micrel investment and subsequent activity related to Micrel is included in other income and expense for the years ended December 31, 2003, 2002 and 2001. Since the receipt of the Micrel shares the Company has sold approximately 700,000 shares for total proceeds of $13,443,000. As of March 27, 2004, the Company held approximately 400,000 shares of Micrel common stock with a market value of $5,291,000.

Non-Marketable Securities

At March 27, 2004, the Company has a 40% interest in Kopin Taiwan Corp (KTC), which was accounted for using the equity method and has a carrying value of $478,000. For the period ended March 27, 2004, the Company had sales of approximately $474,000 to KTC. For the three months ended March 27, 2004 we recorded losses of $300,000 in interest and other expense, net, which represented our ownership percentage of KTC’s operating results. At March 27, 2004, the Company was owed approximately $449,000 from KTC. One of the Company’s Directors is chairman of KTC and owns approximately 1% of the outstanding common stock of KTC.

At March 27, 2004, the Company had an investment in a company with a carrying value of approximately $1,625,000. The Company’s Chief Executive Officer is a founder and board member of this company and owns approximately 7.0% of this company. Certain directors and an officer of the Company have also invested in this company and their range of ownership is from .2% to 1.5%.

Certain officers and directors have invested in some of the Company’s investee companies, including Micrel.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

This Form 10-Q report contains forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industries in which we operate, management’s beliefs, and assumptions made by management. In addition, other written or oral statements which constitute forward-looking statements may be made by or on behalf of us. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “could”, “seeks”, “estimates”, variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements, whether as a result of new information, future events or otherwise. Factors that could cause or contribute to such differences in outcomes and results include, but are not limited to, those discussed above under “Risk Factors.” Forward-looking statements contained in this Form 10-Q include, but are not limited to, our expectations that total revenue will increase sequentially by 5% in the 2nd quarter of 2004 and we will make capital expenditures of between $5.0 million and $7.0 million in 2004.

In addition to the risks and uncertainties set forth in this Form 10-Q, other factors that could cause actual results to differ materially include, without limitation, the following: general economic and business conditions and growth in the flat panel display and the gallium arsenide integrated circuit and materials industries, sales growth of the wireless handset industry, the successful introduction and commercialization of our CyberLite™ product, the impact of competitive products and pricing, possible litigation involving our third party patents or other intellectual property rights, availability of integrated circuit fabrication facilities, cost and yields associated with the production of our products, availability of interface electronic chips to run our CyberDisplay™ products, loss of significant customers, acceptance of our products, continuation of strategic relationships, changes in foreign currency exchange rates, and the risk factors and cautionary statements listed from time to time in the Company’s periodic reports and registration statements filed with the Securities and Exchange Commission, including but not limited to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

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

We have two principal components of revenues: product revenues and research and development revenues. Product revenues consist of sales of our line of CyberDisplay products and our III-V products, which include gallium arsenide (“GaAs”) HBT transistor wafers and CyberLite light emitting diodes (LEDs). Our CyberDisplay, GaAs HBT transistor wafers and CyberLite LED products are used primarily in camcorders, wireless handsets and mobile communication devices, respectively. Research and development revenues consist primarily of development contracts with agencies of the U.S. government for advanced displays. For the three months ended March 27, 2004, we recognized $.2 million of research and development revenues, or 1% of total revenues compared to no research and development revenues recognized in the corresponding period in 2003.

Results of Operations

Revenues. Our total revenues for the three months ended March 27, 2004 were $22.4 million compared to $18.0 million during the corresponding period in 2003. This represents an increase in total revenues of approximately $4.4 million for the three month period. Our product revenues were $22.1 million for the three months ended March 27, 2004, compared to $18.0 million for the corresponding period in 2003. This represents an increase of approximately $4.1 million compared to the corresponding period in 2003. For the three months ended March 27, 2004, III-V and CyberDisplay sales were $9.5 million and $12.6 million, respectively, as compared to $9.5 million and $8.5 million, respectively, for the three months ended March 29, 2003. For the three months ended March 27, 2004, the increase in CyberDisplay revenues is attributable to an increase in sales to customers who incorporate our CyberDisplay products into their camcorder and digital still camera products.

For the three month period from March 28, 2004 through June 26, 2004 we expect revenues to increase by approximately 5% as compared to the three month period December 31, 2003 to March 27, 2004. We believe the 5% projected increase will be primarily driven by an anticipated increase in demand for CyberDisplay products from customers for use in camcorder and digital still camera applications.

International sales represented 57% and 59% of revenues for the three months ended March 27, 2004 and March 29, 2003, respectively. International sales are primarily sales of CyberDisplay and CyberLite products to consumer electronic manufacturers primarily located in Japan and Korea. Our international sales are primarily denominated in U.S. currency. Consequently, a strengthening of the U.S. dollar could increase the price in local currencies of our products in foreign markets and make our products relatively more expensive than competitors’ products that are denominated in local currencies, leading to a reduction in sales or profitability in those foreign markets. In addition, sales of our CyberDisplay products in Korea are transacted through our Korean subsidiary, Kowon. Kowon’s sales are primarily denominated in U.S. dollars. However, Kowon’s operating costs are denominated in Korean won. As a result, our financial position and results of operations are subject to exchange rate fluctuation. We have not taken any protective measures against exchange rate fluctuations, such as purchasing hedging instruments with respect to such fluctuations, because historically the exchange rate between the Japanese yen, Korean won and the U. S. dollar has been relatively stable.

Cost of Product Revenues. Cost of product revenues, which is comprised of materials, labor and manufacturing overhead related to our products, was $19.1 million for the three months ended March 27, 2004, compared $15.1 million during the corresponding period in 2003. For the three months ended March 27, 2004 and March 29, 2003, cost of product revenues as a percentage of product sales was 86.2% and 83.4%, respectively. For the three month period ended March 27, 2004, cost of product revenue increased as a percentage of revenue as compared to the same period a year ago as a result of the increase in sales of color filter CyberDisplay products as a percentage of total CyberDisplay product sales. The color filter CyberDisplay products were introduced in the fourth quarter of 2003 and represented approximately 50% of CyberDisplay sales in the three month period ended March 27, 2004. The color filter CyberDisplay products had lower manufacturing yields as compared to monochrome CyberDisplay products.

Research and Development. Research and development expenses are incurred in support of internal display and III-V product development programs or programs funded by agencies of the U.S. government and commercial partners. R&D costs include staffing, purchases of materials and laboratory supplies, equipment, circuit design costs, fabrication and packaging of display products, and overhead. Funded R&D expenses were $.3 million for the three months ended March 27, 2004, compared to $.3 million for the corresponding period in 2003. Internal R&D expenses were $3.6 million for the three months ended March 27, 2004, compared to $2.6 million during the corresponding period in 2003. The increase in R&D was primarily attributable development efforts for new display and LED products.

Selling, General and Administrative. Selling, general and administrative expenses (S,G&A) consist of expenses incurred by our sales and marketing personnel and related expenses, and administrative and general corporate expenses. S,G&A expenses were $3.0 million for the three months ended March 27, 2004 as compared to $2.6 million during the corresponding period in 2003. The period over period increase in S,G&A is due to increased sales and marketing expenses in support of our recently introduced color filter CyberDisplay product. Also included in S,G&A for the three months ended March 27, 2004 was $.1 million of non-cash amortization expense relating to the 2003 issuance of restricted stock options.

Other Income and Expenses. Other income and expense, net, was $.4 million for the three months ended March 27, 2004 compared to $.7 million during the corresponding period in 2003. Included in Other Income and Expense for the three months ended March 27, 2004 is the net loss on our equity investment in KTC of approximately $.3 million.

Liquidity and Capital Resources

We have financed our operations primarily through public and private placements of our equity securities, research and development contract revenues, and sales of our III-V and CyberDisplay products. We believe our available cash resources will support our operations and capital needs for at least the next twelve months.

As of March 27, 2004, we had cash and equivalents and marketable securities of $115.6 million and working capital of $116.5 million compared to $120.3 million and $116.5 million, respectively, as of December 31, 2003. During the three month period ended March 27, 2004, the decrease in cash and equivalents and marketable securities was due to the use of $5.1 million in cash for operating activities and $.6 million for capital expenditures, partially offset by cash proceeds from stock option exercises of $.2 million.

The Company has entered into a non-cancelable agreement with a vendor to purchase at least $6,285,000 worth of product during the year ending December 31, 2004.

In October 2003 the Company amended a supply agreement with a significant HBT customer that expires in July 2006. Under the terms of this agreement the Company agreed to maintain capacity levels for manufacturing HBT wafers and the Company committed to a pricing schedule under certain circumstances. The agreement also requires the Company to give prior notice if the Company exits its HBT product line. In consideration for this agreement the customer agreed to source 100% of its HBT wafer needs from the Company subject to the customer’s right to source HBT wafers from other sources if the Company is unable to meet their requirements under certain circumstances. The Company agreed that failure to meet its supply obligations under the agreement would allow its customer to obtain court ordered specific performance and if the Company does not perform it could then be liable for monetary damages up to a maximum of $45,000,000.

We lease facilities located in Taunton and Westborough, Massachusetts, Scotts Valley, California, and Columbia, Maryland, under non-cancelable operating leases. The Taunton leases expire through May 2010. The Westborough lease expires in April 2008. The California lease expires in 2007. The Maryland lease expires in 2005. We are currently obligated to make lease payments of approximately $6.1 million over the remaining terms of these leases.

We expect to expend between $5.0 and $7.0 million on capital expenditures over the next twelve months, primarily for the acquisition of equipment relating to the production of our III-V and CyberDisplay products. The funding for these capital expenditures will come from available cash balances.

On October 9, 2002, we authorized the re-purchase of up to $15 million of our common stock over a two year period. We have not repurchased any stock through March 27, 2004.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We invest our excess cash in high-quality government and corporate financial instruments which bear lower levels of relative risk. We believe that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations, and cash flows should not be material. Included in other assets is an equity investment in Micrel, Incorporated (Micrel) totaling approximately $5.3 million which is subject to changes in value because of either specific operating issues at Micrel or an overall changes in the stock market. We sell our products to customers worldwide. We maintain a reserve of $1.2 million, or approximately 5% of quarterly revenues, for potential credit losses. We are exposed to changes in foreign currency exchange rates primarily through our translation of our foreign subsidiary’s financial position, results of operations, and transaction gains and losses as a result of non U.S. dollar denominated cash flows related to business activities in Asia. We do not believe that changes in currency will have a material impact on our financial position.

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

PART II. OTHER INFORMATION

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 21, 2004, the Company held an Annual Meeting of Stockholders to consider and vote upon the following three proposals:

(1)	A proposal to elect seven (7) directors of the Company to serve until the next Annual Meeting of Stockholders and until their successors are duly elected and qualified.

(2)	A proposal to ratify an amendment to the Company’s 2001 Equity Incentive Plan to increase the number of shares authorized for issuance under the Plan from 3,500,000 to 5,000,000.

(3)	A proposal to ratify the appointment of Deloitte & Touche LLP as independent public accountants of the Company for the current fiscal year.

Results with respect to the voting on each of the proposals were as follows:

Proposal 1:	Director Nominee		For	Withheld Authority
	John C.C. Fan		59,289,080	1,619,089
	David E. Brook		46,614,374	14,293,795
	Andrew H. Chapman		58,825,893	2,082,276
	Morton Collins		58,822,910	2,085,259
	Chi Chia Hsieh		59,397,075	1,511,094
	Michael A. Wall		46,909,102	13,999,067
	Michael J. Landine		59,174,240	1,733,929

Proposal 2:	For	Against	Abstentions	Broker Non-Votes
	24,186,984	5,669,267	199,009	30,852,909

Proposal 3:	For	Against	Abstentions	Broker Non-Votes
	59,147,171	1,643,376	117,622	0

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit No.	Description
31.1	Certificate of John C.C. Fan, Chief Executive Officer of the Registrant, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

31.2	Certificate of Richard A. Sneider, Chief Financial Officer of the Registrant, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.1	Certificate of John C.C. Fan, Chief Executive Officer of the Registrant, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2	Certificate of Richard A. Sneider, Chief Financial Officer of the Registrant, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

(b)	Reports on Form 8-K

In a Current Report on From 8-K furnished to the Securities and Exchange Commission on April 15, 2004, the Company reported under Item 12 “Disclosure of Results of Operations and Financial Condition” a press release in which it announced its financial results for the quarterly period ended March 27, 2004.

In a Current Report on Form 8-K furnished to the Securities and Exchange Commission on February 17, 2004, the Company reported under Item 12 “Disclosure of Results of Operations and Financial Condition” a press release in which it announced its financial results for the fourth quarter and year ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KOPIN CORPORATION
(Registrant)

Date: May 6, 2004	By:	/s/ John C.C. Fan
John C.C. Fan
President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date: May 6, 2004	By:	/s/ Richard A. Sneider
Richard A. Sneider
Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)