Form 10-Q
period 2004-06-26
KOPIN CORP
filed 2004-08-05
CIK 771266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR l5(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 26, 2004

Commission file number 000-19882

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 24, 2004
Common Stock, par value $.01	70,108,535

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

We have experienced a history of losses and have a significant accumulated deficit. Since inception, we have incurred significant net operating losses. As of June 26, 2004 we had an accumulated deficit of $117.6 million. We cannot assure investors that we will achieve profitability in the future.

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

An important factor in our ability to expand into new markets such as digital still cameras will be the development of new displays which have higher or lower resolution than current displays offered and which can provide color images. We have only recently begun to produced displays which provide color images in volume. To date our yields in producing these displays has been below our historical display yields. Accordingly, if we are unable to develop and market these new displays or if we are unable to manufacture them in a cost-effective manner our revenues may not grow and we may not be able to achieve profitability.

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

In 2003, there was an outbreak of Severe Acute Respiratory Syndrome (SARS). There have been reports that consumer demand was negatively impacted by the outbreak of SARS. Our sales, manufacturing and distribution processes, and in turn our overall business operations, may be adversely affected if SARS or similar situations occurred in the future.

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

We have not been able to sell CyberLite™ products in sufficient volumes to be profitable and may not be able to achieve sales volume or cost reductions necessary to achieve profitability. Since our initial sales of CyberLite in January 2003 we have had low manufacturing yields and a negative gross margin. Improving yields is made more difficult as customers continually demand better performing products. Our ability to achieve profitability is also impacted by declining sales prices, which we have experienced since the products introduction in 2003. We currently do not sell our CyberLite products in sufficient volume to cover our operating costs. We have concluded that our business model, under the current circumstances, has a low probability of achieving profitability and accordingly we are evaluating different business models including the transfer of some or all of the, manufacturing of CyberLite products to lower labor cost countries. We expect to complete our evaluation by the end of the year. Failure to achieve a workable business model may negatively impact our ability to achieve profitability.

If we are unable to achieve profitability or generate positive cash flow from our CyberLite products, we may be required to recognize an impairment charge on the long-lived assets used in the production of CyberLite products. We currently have approximately $16.0 million of equipment used in the production of CyberLite LEDs.

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

PART I. FINANCIAL INFORMATION

KOPIN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 26, 2004	December 31, 2003
Assets
Current assets:
Cash and equivalents	$22,132,936	$29,144,578
Marketable securities, at fair value	88,912,600	91,188,610
Accounts receivable, net of allowance of $1,200,000 as of 2004 and 2003	9,440,101	6,771,391
Inventory	10,794,678	5,920,364
Prepaid expenses and other current assets	1,662,936	1,451,374

Total current assets	132,943,251	134,476,317

Property, plant and equipment, net	27,242,096	31,008,403
Other assets	8,594,358	9,335,749

Total assets	$168,779,705	$174,820,469

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,005,797	$10,442,184
Accrued payroll and expenses	2,386,350	2,224,928
Accrued warranty	1,030,000	1,030,000
Billings in excess of revenues earned	1,413,579	1,378,970
Other accrued liabilities	2,706,560	2,893,502

Total current liabilities	18,542,286	17,969,584

Minority interest in subsidiary	3,572,380	3,113,728
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $.01 per share: Authorized, 3,000 shares; none issued	—	—
Common stock, par value $.01 per share: Authorized, 120,000,000 shares; issued, 70,108,535 shares in 2004 and 70,044,960 in 2003	701,085	700,449
Additional paid-in capital	263,403,418	263,165,884
Deferred compensation	(1,169,639)	(1,421,904)
Accumulated other comprehensive income	1,369,193	3,213,838
Accumulated deficit	(117,639,018)	(111,921,110)

Total stockholders’ equity	146,665,039	153,737,157

Total liabilities and stockholders’ equity	$168,779,705	$174,820,469

See notes to unaudited condensed consolidated financial statements.

KOPIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Six Months Ended
	June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003
Revenues:
Product revenues	$22,797,438	$19,468,288	$44,930,434	$37,517,034
Research and development revenues	761,553	400,000	986,553	400,000

	23,558,991	19,868,288	45,916,987	37,917,034
Expenses:
Cost of product revenues	19,841,086	14,838,784	38,924,899	29,897,714
Research and development	3,502,294	2,922,503	7,422,729	5,803,679
Selling, general and administrative	2,738,899	3,011,692	5,755,220	5,630,978
Other	—	120,216	—	240,432

	26,082,279	20,893,195	52,102,848	41,572,803

Loss from operations	(2,523,288)	(1,024,907)	(6,185,861)	(3,655,769)
Other income and expense:
Interest and other income	689,666	631,154	1,573,093	1,692,057
Interest and other expense	(300,012)	(389,031)	(798,096)	(782,569)

Loss before minority interest in income of subsidiary	(2,133,634)	(782,784)	(5,410,864)	(2,746,281)
Minority interest in income of subsidiary	(202,366)	(217,916)	(307,044)	(491,467)

Net loss	$(2,336,000)	$(1,000,700)	$(5,717,908)	$(3,237,748)

Loss per share:
Basic	$(.03)	$(.01)	$(.08)	$(.05)

Diluted	$(.03)	$(.01)	$(.08)	$(.05)

Weighted average number of common Shares outstanding:
Basic	70,065,958	69,407,418	70,063,096	69,398,812

Diluted	70,065,958	69,407,418	70,063,096	69,398,812

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

	Three Months Ended		Six Months Ended
	June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003
Net loss	$(2,336,000)	$(1,000,700)	$(5,717,908)	$(3,237,748)
Foreign currency translation adjustments	163,332	427,699	414,094	58,685
Holding gain (loss) on marketable securities, net	(1,790,039)	537,053	(2,258,739)	825,743

Comprehensive loss	$(3,962,707)	$(35,948)	$(7,562,553)	$(2,353,320)

See notes to unaudited condensed consolidated financial statements.

KOPIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Six months ended June 26, 2004 and June 28, 2003

(unaudited)

	Common Stock		Additional Paid-in Capital	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
Balance, December 31, 2002	69,391,349	$693,913	$260,253,567	—	$1,013,040	$(105,042,852)	$156,917,668
Exercise of stock options	28,801	288	114,225	—	—	—	114,513
Net unrealized holding gain on marketable securities	—	—	—	—	825,743	—	825,743
Foreign currency translation adjustments	—	—	—	—	58,685	—	58,685
Net loss for the six-month period ended June 28, 2003	—	—	—	—	—	(3,237,748)	(3,237,748)

Balance, June 28, 2003	69,420,150	$694,201	$260,367,792	—	$1,897,468	$(108,280,600)	$154,678,861

Balance, December 31, 2003	70,044,960	$700,449	$263,165,884	$(1,421,904)	$3,213,838	$(111,921,110)	$153,737,157
Exercise of stock options	63,575	636	237,534	—	—	—	238,170
Amortization of compensation relating to grant of stock options				252,265			252,265
Net unrealized holding loss on marketable securities	—	—	—	—	(2,258,739)	—	(2,258,739)
Foreign currency translation adjustments	—	—	—	—	414,094	—	414,094
Net loss for the six-month period ended June 26, 2004	—	—	—	—	—	(5,717,908)	(5,717,908)

Balance, June 26, 2004	70,108,535	$701,085	$263,403,418	$(1,169,639)	$1,369,193	$(117,639,018)	$146,665,039

See notes to unaudited condensed consolidated financial statements.

KOPIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six months ended
	June 26, 2004	June 28, 2003
Cash flows from operating activities:
Net loss	$(5,717,908)	$(3,237,748)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,926,264	5,156,646
Minority interest in income of subsidiary	307,044	491,467
Equity loss in affiliate	600,000	528,387
Amortization of deferred compensation	252,265	—
Changes in assets and liabilities:
Accounts receivable	(2,544,932)	(2,004,760)
Inventory	(4,756,280)	(3,013,870)
Prepaid expenses and other current assets	(184,948)	(447,860)
Accounts payable and accrued expenses	392,972	3,171,887
Billings in excess of revenues earned	34,609	50,000

Net cash provided by (used in) operating activities	(6,690,914)	744,149

Cash flows from investing activities:
Marketable securities	1,336,008	4,667,858
Equity investment	(1,274,172)	8,889
Proceeds from sale of equipment	100,000
Purchase of minority interest in consolidated subsidiary	—	(694,282)
Capital expenditures	(1,005,257)	(4,002,649)

Net cash provided by (used in) investing activities	(843,421)	(20,184)

Cash flows from financing activities:
Proceeds from exercise of stock options	238,170	114,513

Net cash provided by financing activities	238,170	114,513

Effect of exchange rate changes on cash	284,523	32,020

Net increase (decrease) in cash and equivalents	(7,011,642)	820,498
Cash and equivalents, beginning of period	29,144,578	35,297,639

Cash and equivalents, end of period	$22,132,936	$36,118,137

See notes to unaudited condensed consolidated financial statements.

KOPIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The condensed consolidated financial statements for the three and six months ended June 26, 2004 and June 28, 2003 are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. All such adjustments are of a normal recurring nature.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Kopin Corporation’s (the “Company”) Annual Report on Form 10-K filed with the Securities and Exchange Commission (File No. 000-19882) for the year ended December 31, 2003.

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

Assets and liabilities of non-U.S. operations are translated into U.S. dollars at period-end exchange rates, and revenues and expenses at rates prevailing during the quarter. Currency translation adjustments are recorded as part of accumulated other comprehensive income and aggregate $1,062,630 of unrealized gain at June 26, 2004. Transaction gains or losses are recognized in income or loss currently.

3.	INVENTORY

Inventory is stated at the lower of cost (first in, first out method or specific identification method) or market and consists of the following:

	June 26, 2004	December 31, 2003
Raw materials	$4,971,261	$4,276,433
Work in process	2,640,261	1,066,877
Finished goods	3,183,156	577,054

	$10,794,678	$5,920,364

4.	NET LOSS PER SHARE

Basic net loss per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed using the weighted average number of common shares and potential common shares outstanding during the period using the treasury method. Potential common shares have not been included in any periods in which the effect would be anti-dilutive. For the three and six month periods ended June 26, 2004, stock options exercisable into 1,723,049 and 1,379,561, shares, respectively, were outstanding but not included in the computation of diluted earnings per share as the net loss for this period would have made their effect anti-dilutive. For the three and six month periods ended June 28, 2003, stock options exercisable into 1,235,200 and 903,746, shares, respectively, were outstanding but not included in the computation of diluted earnings per share as the net loss for this period would have made their effect anti-dilutive

The Company accounts for stock-based compensation in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, using the intrinsic-value method. Under APB Opinion No. 25, stock compensation expense is recognized for the excess, if any, of fair value of the award price over the exercise price.

The following table illustrates the effect on the net loss and net loss per share had the Company used the fair-value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation and its amendment, to measure employee stock compensation. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 2003: no expected dividend yield; expected volatility of 72.69%; risk-free interest rate of 4.25%; and expected lives of four years. The weighted-average fair value of options on grant date was $3.13 in 2003. There were no options granted in the three and six month periods ended June 26, 2004.

	Three Months Ended		Six Months Ended
	June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003
Net loss, as reported	$(2,336,000)	$(1,000,700)	$(5,717,908)	$(3,237,748)

Plus: Amortization of deferred compensation	126,133	—	252,265	—

Less: Total stock-based employee compensation determined under fair value based method for all awards	(1,444,456)	(2,254,134)	(3,811,082)	(4,508,268)

Pro Forma net loss	$(3,654,323)	$(3,254,834)	$(9,276,725)	$(7,746,016)

Earning per share:
Basic, as reported	$(.03)	$(.01)	$(.08)	$(.05)

Basic, pro forma	$(.05)	$(.05)	$(.13)	$(.11)

Diluted, as reported	$(.03)	$(.01)	$(.08)	$(.05)

Diluted, pro forma	$(.05)	$(.05)	$(.13)	$(.11)

5.	OTHER CURRENT AND NON-CURRENT ASSETS

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

The gains and losses recognized from the exchange of the Micrel investment and subsequent activity related to Micrel is included in other income and expense. Since the receipt of the Micrel shares the Company has sold approximately 700,000 shares for total proceeds of $13,443,000. As of June 26, 2004, the Company held approximately 400,000 shares of Micrel common stock with a market value of $4,925,000.

Non-Marketable Securities

At June 26, 2004, the Company has a 40% interest in Kopin Taiwan Corp (KTC), which was accounted for using the equity method and has a carrying value of $178,000. For the period ended June 26, 2004, the Company had sales of approximately $1,202,000 to KTC, as compared to $1,252,000 for the six month period ended June 28, 2003. For the three and six months ended June 26, 2004, we recorded losses of $300,000 and $600,000 in interest and other expense, net, which approximated our ownership percentage of KTC’s operating results. At June 26, 2004, the Company was owed approximately $1,167,000 from KTC, compared to $104,000 at June 28, 2003. One of the Company’s Directors is chairman of KTC and owns approximately 1% of the outstanding common stock of KTC.

At June 26, 2004, the Company had an investment in a company with a carrying value of approximately $2,896,000, including an additional investment of 1,274,000 in May 2004. The Company’s Chief Executive Officer is a founder and board member of this company and owns approximately 4.0% of this company. Certain directors and an officer of the Company have also invested in this company and their range of ownership is from .2% to 1.1%.

Certain officers and directors have invested in some of the Company’s other investee companies, including Micrel.

6.	ACCRUED WARRANTY

Kopin warrants its products against defect for 12 months. A provision for estimated future costs and estimated returns for credit relating to warranty is recorded in the period when product is shipped and revenue recognized. Kopin’s estimate of future costs to satisfy warranty obligations is based primarily on historical warranty expense experienced and a provision for potential future product failures.

	June 26, 2004	December 31, 2003
Beginning Balance	$1,030,000	$830,000
Additions	362,000	1,193,000
Claim and reversals	(362,000)	(993,000)

Ending Balance	$1,030,000	$1,030,000

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

This Form 10-Q report contains forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industries in which we operate, management’s beliefs, and assumptions made by management. In addition, other written or oral statements which constitute forward-looking statements may be made by or on behalf of us. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “could”, “seeks”, “estimates”, variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements, whether as a result of new information, future events or otherwise. Factors that could cause or contribute to such differences in outcomes and results include, but are not limited to, those discussed above under “Risk Factors.” Forward-looking statements contained in this Form 10-Q include, but are not limited to, our expectations that total revenue decrease sequentially by 3% in the 3rd quarter of 2004 and we will make capital expenditures of between $3.0 million and $5.0 million in 2004.

In addition to the risks and uncertainties set forth in this Form 10-Q, other factors that could cause actual results to differ materially include, without limitation, the following: general economic and business conditions and growth in the flat panel display and the gallium arsenide integrated circuit and materials industries, sales growth of the wireless handset industry, the successful introduction and commercialization of our CyberLite™ product, the impact of competitive products and pricing, possible litigation involving our patents or other intellectual property rights, availability of integrated circuit fabrication facilities, cost and yields associated with the production of our products, availability of interface electronic chips to run our CyberDisplay™ products, loss of significant customers, acceptance of our products, continuation of strategic relationships, changes in foreign currency exchange rates, and the risk factors and cautionary statements listed from time to time in the Company’s periodic reports and registration statements filed with the Securities and Exchange Commission, including but not limited to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

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

Certain product sales are made to distributors under agreements allowing for a limited right of return on unsold products. Sales to distributors are primarily made for sales to the distributor’s customers and not for stocking of inventory. We delay revenue recognition for our estimate of distributor claims of right of return on unsold products based upon our historical experience with our products and specific analysis of amounts subject to return based upon discussions with our distributors or their customers.

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

Bad Debt

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. This estimate is based on an analysis of specific customer creditworthiness and historical bad debts experience. If the financial condition of our customers were to deteriorate, resulting in their inability to make future payments, additional allowances may be required.

Inventory

We provide a reserve for estimated obsolete or unmarketable inventory based on assumptions about future demand and market conditions. Inventories that are obsolete or slow moving are generally fully reserved as such information becomes available. Our III-V products are made to each customer’s unique specifications and are generally produced upon receipt of a customer order. Accordingly, ending inventory attributable to the Company’s III-V products represents products manufactured but not yet delivered to customers. Our display products are manufactured based upon production plans whose critical assumptions include, non binding demand forecasts provided by our customers, lead times for raw materials, lead times for wafer fabs to perform circuit processing and yields. If a customer were to cancel an order, or actual demand was lower than forecasted demand, we could not sell the excess III-V inventory and we may not be able to sell the excess display inventory and additional reserves would be required. If we were unable to sell the excess inventory we would write the inventory down to estimated realizable value (generally zero).

Investment Valuation

We periodically make equity investments. We evaluate the need to potentially adjust the carrying value of such investments to recognize impairments based upon the investments’ operating results, current economic trends and if it is a public company by comparing our carrying value against the company’s publicly traded stock price. We provide for an impairment if we believe a decline in the value of an investment is other than temporary.

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

We have two principal components of revenues: product revenues and research and development revenues. Product revenues consist of sales of our line of CyberDisplay products and our III-V products, which include gallium arsenide (“GaAs”) HBT transistor wafers and CyberLite light emitting diodes (LEDs). Our CyberDisplay, GaAs HBT transistor wafers and CyberLite LED products are used primarily in camcorders, wireless handsets and mobile communication devices, respectively. Research and development revenues consist primarily of development contracts with agencies of the U.S. government for advanced displays. For the three and six months ended June 26, 2004, we recognized $0.8 million and $1.0 million of research and development revenues, respectively, compared to $0.4 million recognized in the corresponding periods in 2003.

Results of Operations

Revenues. Our total revenues for the three and six months ended June 26, 2004 were $23.6 million and $45.9 million, respectively, compared to $19.9 million and $37.9 million during the corresponding periods in 2003. This represents an increase in total revenues of approximately $3.7 million and $8.0 million for the three and six month periods. Our product revenues were $22.8 million and $44.9 million for the three and six months ended June 26, 2004, respectively, compared to $19.5 million and $37.5 million for the corresponding periods in 2003. This represents an increase of approximately $3.3 million for the three month period compared to the corresponding period in 2003. For the six month period ended June 26, 2004, III-V and CyberDisplay revenues, which include both product and research and development revenues, were $19.9 million and $26.0 million, respectively, as compared to $18.2 million and $19.8 million, respectively, for the six months ended June 28, 2003. For the six months ended June 26, 2004, the increase in III-V revenue over the same period of the prior year is attributable to an increase in demand from customers who use our HBTs in components in wireless applications, offset by lower CyberLite sales which declined due to lower sales prices and unit sales volumes. The increase in CyberDisplay revenues is attributable to an increase in sales to customers who incorporate our CyberDisplay products into their camcorder and digital still camera products.

The LED market remains very competitive from both a performance and pricing standpoint. We estimate that prices of LEDs used for some applications, such as key pads for wireless handsets, may decline 30% to 50% over the next 12 months as a result of industry capacity increasing at a faster rate than the growth of the application. CyberLite product sales for the three and six month periods ended June 26, 2004 were approximately $1.5 million and $2.7 million, respectively, compared to $2.4 million and $4.0 million for the corresponding periods in 2003. Our LED product sales are currently generating a negative gross margin, and this negative margin, coupled with our continuing substantial investments in development, has resulted in significant losses for the product line. Accordingly, we are evaluating different business models to enhance our competitive position in the high-brightness LED market. We expect to complete our evaluation by the end of the year.

For the three month period from June 27, 2004 through September 25, 2004 we expect revenues to increase by approximately 30% as compared to the three month period June 29, 2003 to September 27, 2003 which is an approximate 3% decline on a sequential basis. We believe the 3% projected decrease will be primarily driven by an anticipated decrease in demand for CyberDisplay products from customers for use in camcorder applications which will be partially offset by an increase in demand from customers who incorporate our displays into their digital still camera and military applications. In addition we expect further price decline for our CyberLite products and lower sales volume.

International sales represented approximately 57% and 68% of revenues for the six months ended June 26, 2004 and June 28, 2003, respectively. International sales are primarily sales of CyberDisplay and CyberLite products to consumer electronic manufacturers primarily located in Japan and Korea. Our international sales are primarily denominated in U.S. currency. Consequently, a strengthening of the U.S. dollar could increase the price in local currencies of our products in foreign markets and make our products relatively more expensive than competitors’ products that are denominated in local currencies, leading to a reduction in sales or profitability in those foreign markets. In addition, sales of our CyberDisplay products in Korea are transacted through our Korean subsidiary, Kowon. Kowon’s sales are primarily denominated in U.S. dollars. However, Kowon’s operating costs are denominated in Korean won. As a result, our financial position and results of operations are subject to exchange rate fluctuation. We have not taken any protective measures against exchange rate fluctuations, such as purchasing hedging instruments with respect to such fluctuations, because historically the exchange rate between the Japanese yen, Korean won and the U. S. dollar has been relatively stable.

Cost of Product Revenues. Cost of product revenues, which is comprised of materials, labor and manufacturing overhead related to our products, was $19.8 million and $38.9 million for the three and six months ended June 26, 2004, compared to $14.8 million and $29.9 million during the corresponding periods in 2003. For the three months ended June 26, 2004 and June 28, 2003, cost of product revenues as a percentage of product sales was 87% and 76%, and respectively. For the six months ended June 26, 2004 and June 28, 2003, cost of product revenues as a percentage of sales was 87% and 80%, respectively. For the three month period ended June 26, 2004, cost of product revenue increased as a percentage of revenue as compared to the same period a year ago as a result of the increase in sales of color filter CyberDisplay products as a percentage of total CyberDisplay product sales. The color filter CyberDisplay products were introduced in the fourth quarter of 2003 and represented approximately 60% of CyberDisplay sales in the three month period ended June 26, 2004. The color filter CyberDisplay products manufactured in the first and second quarter of 2004 had lower manufacturing yields as compared to monochrome CyberDisplay products sold in the same periods of the previous year. In addition gross margins were negatively impacted by declining sales prices, particularly for LED product sales.

Research and Development. Research and development expenses are incurred in support of internal display and III-V product development programs or programs funded by agencies of the U.S. government and commercial partners. R&D costs include staffing, purchases of materials and laboratory supplies, equipment, circuit design costs, fabrication and packaging of display products, and overhead. Funded R&D expenses were $0.5 million and $0.8 million for the three and six months ended June 26, 2004, compared to $0.5 million and $0.8 million for the corresponding periods in 2003. Internal R&D expenses were $3.0 million and $6.6 million for the three and six months ended June 26, 2004, compared to $2.5 million and $5.0 million during the corresponding periods in 2003. The increase in R&D was primarily attributable to development efforts for new display and LED products.

Selling, General and Administrative. Selling, general and administrative expenses (S,G&A) consist of expenses incurred by our sales and marketing personnel and related expenses, and administrative and general corporate expenses. S,G&A expenses were $2.7 million and $5.8 million for the three and six months ended June 26, 2004 as compared to $3.0 million and $5.6 million during the corresponding periods in 2003. The period over period decrease in S,G&A is primarily due to the fact that in 2003, in conjunction with the commencement of LED products, the Company established warranty reserves. Also included in S,G&A for the three and six months ended June 26, 2004 was $0.1 and $0.3 million of non-cash amortization expense relating to the 2003 issuance of restricted stock options.

Other Income and Expenses. Other income and expense, net, was $0.4 million and $0.8 million for the three and six months ended June 26, 2004 compared to $0.2 million and $0.9 million during the corresponding periods in 2003. Included in Other Income and Expense for the three and six months ended June 26, 2004 is the net loss on our equity investment in KTC of approximately $0.3 million and $0.6 million, compared to $0.3 million and $0.5 million during the corresponding periods in 2003.

Liquidity and Capital Resources

We have financed our operations primarily through public and private placements of our equity securities, research and development contract revenues, and sales of our III-V and CyberDisplay products. We believe our available cash resources will support our operations and capital needs for at least the next twelve months.

As of June 26, 2004, we had cash and equivalents and marketable securities of $111.0 million and working capital of $114.4 million compared to $120.3 million and $116.5 million, respectively, as of December 31, 2003. During the six month period ended June 26, 2004, the decrease in cash and equivalents and marketable securities was due to the use of $6.7 million in cash for operating activities, $1.3 million for an investment in non-marketable securities and $1.0 million for capital expenditures, partially offset by cash proceeds from stock option exercises of $.2 million.

As discussed above we are evaluating different business models for our LED product line. If we are unable to achieve a profitable business model which generates positive cash flow from our CyberLite products, we may be required to take an impairment charge on the long-lived assets used in the production of CyberLite products. We currently have approximately $16 million of equipment used in the production of CyberLite LEDs.

The Company has entered into a non-cancelable agreement with a vendor to purchase at least $2,109,000 worth of product during the year ending December 31, 2004.

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

We lease facilities located in Taunton and Westborough, Massachusetts, Scotts Valley, California, and Columbia, Maryland, under non-cancelable operating leases. The Taunton leases expire through May 2010. The Westborough lease expires in April 2008. The California lease expires in 2007. The Maryland lease expires in 2005. We are currently obligated to make lease payments of approximately $5.7 million over the remaining terms of these leases.

We expect to expend between $5.0 and $7.0 million on capital expenditures over the next twelve months, primarily for the acquisition of equipment relating to the production of our III-V and CyberDisplay products. The funding for these capital expenditures will come from available cash balances.

On October 9, 2002, we authorized the re-purchase of up to $15 million of our common stock over a two year period. Between July 29 and August 3, 2004, the Company repurchased 55,000 shares of its common stock for $207,115 (an average of $3.77 per share), representing all of the shares repurchased to date under this program. The total remaining amount of common stock the Company is authorized to repurchase under this program is $14,792,885.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued Financial Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). FIN 46 addresses Off-Balance Sheet Assets, Liabilities and Obligations and gives guidance for determining which entities should be consolidate the respective assets and liabilities associated with the obligations. The adoption of FIN 46 has not and is not expected to have an effect on our consolidated financial statements

In April 2003, The FASB issued Statement of Financial Accounting Standard (SFAS) No.149, Amendment of Statement 133 on Derivative Instruments and Hedging, which amends and clarifies financial accounting and reporting for derivative instruments. SFAS No.149 became effective for us in July 2003. The adoption of SFAS No. 149 did not have an effect on our consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150 Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This statement requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. Generally, the statement is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of interim periods beginning after June 15, 2003. We have not entered into any financial instruments within the scope of the statement. The adoption of SFAS No. 150 did not have an effect on our consolidated financial statements.

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

Item 4. CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13-a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this quarterly report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are (1) designed to ensure that material information relating to us (including our subsidiaries) is made known to our Chief Executive Officer and Chief Financial Officer by others within those entities during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Our management, including our Chief Executive Officer and Chief Financial Officer, reviewed our internal control over financial reporting. There have been no significant changes in our internal control over financial reporting that could materially affect, or are reasonably likely to materially affect, such internal control over financial reporting.

While we believe that our disclosure controls and procedures are reasonably designed to ensure that material information is made known to our Chief Executive Officer and Chief Financial Officer, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II. OTHER INFORMATION

Item 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The information required by this Item was reported in the Company’s quarterly report on Form 10-Q for the quarterly period ended March 27, 2004, filed with the Securities and Exchange Commission on May 6, 2004.

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

In a Current Report on Form 8-K furnished to the Securities and Exchange Commission on April 15, 2004, the Company reported under Item 12 “Disclosure of Results of Operations and Financial Condition” a press release in which it announced its financial results for the quarterly period ended March 27, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KOPIN CORPORATION
(Registrant)

Date: August 5, 2004	By:	/s/ John C.C. Fan
John C.C. Fan
President, Chief Executive Officer and Chairman
of the Board of Directors (Principal Executive Officer)

Date: August 5, 2004	By:	/s/ Richard A. Sneider
Richard A. Sneider
Treasurer and Chief Financial Officer (Principal
Financial and Accounting Officer)