Form 10-Q
period 2004-09-25
KOPIN CORP
filed 2004-11-04
CIK 771266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR l5(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 25, 2004

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of Oct 22, 2004
Common Stock, par value $.01	70,002,899

KOPIN CORPORATION

RISK FACTORS

This Form 10-Q report contains forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995, including without limitation our expectations that sales to Skyworks Solutions, Samsung and JVC will continue to represent a significant portion of our revenues for the near future, that the average sales price of our monochrome displays will continue to decline, that future growth in the camcorder market is limited, that our success in penetrating the digital still camera market will significantly impact our ability to increase sales of CyberDisplays, that prices of our HBT transistors will decline by 10 to 15 percent during 2004, that prices for LEDs used for some applications may decline 30% to 50% over the next 12 months, that total fourth quarter 2004 revenue will be flat or decrease $2.0 million, compared to revenues for the fourth quarter 2003, primarily due to an anticipated decrease in demand for CyberDisplay products from customers for use in military applications and normal seasonality, that prices for our CyberLite products and sales volume will decline and that we will make capital expenditures of between $1.0 million and $3.0 million in 2004 and between $4.0 million and $6.0 million over the next twelve months. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industries in which we operate, management’s beliefs, and assumptions made by management. In addition, other written or oral statements which constitute forward-looking statements may be made by or on behalf of us. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “could”, “seeks”, “estimates”, variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements, whether as a result of new information, future events or otherwise. Factors that could cause or contribute to such differences in outcomes and results, include, but are not limited to, those discussed below.

If we cannot achieve and maintain the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, our business and operating results could be harmed, investors could lose confidence in our reported financial information and the trading price of our stock could decline significantly. We are in the process of implementing our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires an annual management assessment of the effectiveness of our internal controls over financial reporting and a report by our independent auditors addressing these assessments. During the course of our testing we may identify deficiencies which we may not be able to remediate in time to meet the deadline imposed by Section 404 of Sarbanes-Oxley Act of 2002. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemental or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. Moreover, effective internal controls, particularly those related to revenue recognition and our wholly-owned subsidiary Kowon, are necessary for us to produce reliable financial reports and are important to help prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information and the trading price of our stock could decline significantly.

We have experienced a history of losses and have a significant accumulated deficit. Since inception, we have incurred significant net operating losses. As of September 25, 2004 we had an accumulated deficit of $118.8 million. We cannot assure investors that we will achieve profitability in the future.

We have not been able to sell CyberLite™ products in sufficient volumes to be profitable and may not be able to achieve sales volume or cost reductions necessary to achieve profitability. Since our initial sales of CyberLite in January 2003 we have had low manufacturing yields and a negative gross margin. Improving yields is made more difficult as customers continually demand better performing products. Our ability to achieve profitability is also impacted by declining sales prices, which we have experienced since the products introduction in 2003. We currently do not sell our CyberLite products in sufficient volume to cover our operating costs. We have concluded that our business model, under the current circumstances, has a low probability of achieving profitability and accordingly we are evaluating different business models including the transfer of some or all of the manufacture of CyberLite products to lower labor cost countries. We expect to complete our evaluation by the end of the year. Failure to achieve a workable business model may negatively impact our ability to achieve profitability.

If we are unable to achieve profitability or generate positive cash flow from our CyberLite products, we may be required to recognize an impairment charge on the long-lived assets used in the production of CyberLite products. We currently have approximately $15.1 million of long-lived assets, principally equipment, used in the production of CyberLite LEDs. If we are unable to execute a business model which restores positive cash flows to the LED product line, we will be required to take an impairment charge for the difference between the fair market value of the long lived assets and the carrying value of the assets at the time such impairment charge is recorded.

Our revenue and cash flow could be negatively affected by the loss of any of the few customers who account for a substantial portion of our revenues. A few customers account for a substantial portion of our revenues. The table below indicates what percentage of our total revenues was from a particular customer in a given year. The symbol “*” indicates that sales to that particular customer for the given year were below 10 percent of our total revenues. Skyworks Solutions, Inc. (Skyworks Solutions) was formed through the merger of Conexant Systems’ wireless division and Alpha Industries in 2002. The sales to Skyworks Solutions as a percent of Kopin’s total revenues described below are on a pro forma basis assuming the merger occurred on January 1, 2001.

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

We may be unable to increase revenues from CyberDisplay™ products if new products and applications are not developed. CyberDisplay revenues for the years ended December 31, 2003, 2002, and 2001 were $43.6 million, $44.1 million, and $23.6 million, respectively. The decrease in CyberDisplay revenues has resulted primarily from a decrease in the average sales price of our monochrome CyberDisplay 320 product to customers for use in camcorders and an overall decline in the sales of camcorders. We believe the average sales price of our monochrome displays will continue to decline and the camcorder market may continue to decline as competing products are offered. We believe we have captured significant market share in the camcorder market and future growth in this market is limited. Accordingly, if we are unable to expand into new markets our revenues from CyberDisplay products may not grow which may impact our ability to become profitable.

For 2004 we have identified the digital still camera market as a potential market to penetrate with our CyberDisplays. We have very limited experience in selling displays to digital still camera makers. We believe our success in penetrating this market will significantly impact our ability to increase sales of CyberDisplays. Accordingly, if we are unable to successfully sell our displays to digital still camera makers we may be unable to grow CyberDisplay revenues and our ability to achieve profitability may be adversely affected.

An important factor in our ability to expand into new markets such as digital still cameras will be the development of new displays which have higher or lower resolution than current displays offered and which can provide color images. We have only recently begun to produce displays which provide color images in volume. To date our yields in producing these displays has been below our historical display yields. Accordingly, if we are unable to develop and market these new displays or if we are unable to manufacture them in a cost-effective manner our revenues may not grow and we may not be able to achieve profitability.

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

We generally do not have long-term contracts with our customers, which makes forecasting our revenues and operating results difficult. We generally do not enter into long-term agreements with our customers obligating them to purchase our products. Our business is characterized by short-term purchase orders and shipment schedules and we generally permit orders to be canceled or rescheduled before shipment without significant penalty. As a result, our customers may cease purchasing our products at any time, which makes forecasting our revenues difficult. In addition, due to the absence of substantial noncancellable backlog, we typically plan our production and inventory levels based on internal forecasts of customer demand, which are highly unpredictable and can fluctuate substantially. Our operating results are difficult to forecast because we are continuing to invest in capital equipment and increasing our operating expenses for new product development. If we fail to accurately forecast our revenues and operating results, our business may not be successful and the value of investors’ investment in us may decline.

We may not be able to realize any profits under a multi-year supply agreement with a significant HBT customer. In October 2003 we amended a supply agreement with a significant HBT customer that expires in July 2006. Under the terms of this agreement, as amended, we agreed to maintain capacity levels for manufacturing HBT wafers and we committed to a pricing schedule under certain circumstances. The amended agreement also requires us to give prior notice if we exit our HBT product line. In consideration for this agreement the customer agreed to source 100% of its HBT wafer needs from us subject to the customer’s right to source HBT wafers from other sources if we are unable to meet their requirements under certain circumstances. We agreed that failure to meet our supply obligations under the agreement would allow our customer to obtain court ordered specific performance. If we do not perform we could then be liable for monetary damages up to a maximum of $45 million. The amended agreement obligates us to provide wafers at preset prices and as a result, our ability to make a profit under this agreement will be subject to fluctuations in the prices of raw materials and to any increase in costs of goods or services requires for us to perform under the amended agreement. If we are unable to manufacture the HBT wafers below these preset prices we may not be able to achieve profitability.

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

We are also considering the establishment of additional internal and third party manufacturing capabilities to produce both our III-V and CyberDisplay products. To date, we have operated only one facility for our LED product line.

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

We may not be successful in protecting our intellectual property and proprietary rights. Our success depends in part on our ability to protect our intellectual property and proprietary rights. We have obtained certain domestic and foreign patents and we intend to continue to seek patents on our inventions when appropriate. We also attempt to protect our proprietary information with contractual arrangements and under trade secret laws. Our employees and consultants generally enter into agreements containing provisions with respect to confidentiality and the assignment of rights to inventions made by them while in our employ. These measures may not adequately protect our intellectual property and proprietary rights. Existing trade secret, trademark and copyright laws afford only limited protection and our patents could be invalidated or circumvented. Moreover, the laws of certain foreign countries in which our products are or may be manufactured or sold may not fully protect our intellectual property rights. Misappropriation of our technology and the costs of defending our intellectual property rights from misappropriation could substantially impair our business. If we are unable to protect our intellectual property and proprietary rights, our business may not be successful and the value of investors’ investment in us may decline.

Our products could infringe on the intellectual property rights of others. Companies in the light emitting diode (LED), wireless communications, semiconductor and display industries steadfastly pursue and protect intellectual property rights. This has resulted in considerable and costly litigation in the industries to determine the validity of patents and claims by third parties of infringement of patents or other intellectual property. Our products could be found to infringe on the intellectual property rights of others. Other companies may hold or obtain patents or inventions or other proprietary rights in technology necessary for our business. If we are forced to defend against infringement claims, we may face such costly litigation, diversion of technical and management personnel, and product shipment delays, even if the allegations of infringement are unwarranted. If there is a successful claim of infringement against us and we are unable to develop non-infringing technology or license the infringed or similar technology on a timely basis, or if we are required to cease using one or more of our business or product names due to a successful trademark infringement claim against us, it could adversely affect our business.

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

We may be unable to grow at our historical growth rates or at all, and if we grow we may be unable to manage our growth effectively. In 1999 and 2000, we experienced significant growth in sales of our III-V and CyberDisplay products. We believe that the high growth rates of 1999 and 2000, driven principally by sales of our HBT transistor wafers, were the result of the adoption of digital wireless handsets in the marketplace. Due to a significant slowdown in the wireless and fiber optic communication markets and other general economic conditions, our sales declined in 2001 and subsequently have not reached the levels of 1999 and 2000. In addition, we cannot assure investors that our systems, procedures, controls and existing and planned space will be adequate to support our future operations. As a result of these concerns, we cannot be sure that we will grow, or, if we do grow, that we will be able to achieve our historical growth rate.

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

PART I. FINANCIAL INFORMATION

KOPIN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 25, 2004	December 31, 2003
Assets
Current assets:
Cash and equivalents	$21,266,829	$29,144,578
Marketable securities, at fair value	88,852,006	91,188,610
Accounts receivable, net of allowance of $1,200,000 as of 2004 and 2003	10,502,434	6,771,391
Inventory	10,585,952	5,920,364
Prepaid expenses and other current assets	2,253,109	1,451,374

Total current assets	133,460,330	134,476,317
Property, plant and equipment, net	24,945,126	31,008,403
Other assets	7,692,396	9,335,749

Total assets	$166,097,852	$174,820,469

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,199,679	$10,442,184
Accrued payroll and expenses	1,861,938	2,224,928
Accrued warranty	1,030,000	1,030,000
Billings in excess of revenues earned	1,967,559	1,378,970
Other accrued liabilities	3,148,686	2,893,502

Total current liabilities	17,207,862	17,969,584
Minority interest in subsidiary	3,690,791	3,113,728
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $.01 per share: Authorized, 3,000 shares; none issued	—	—
Common stock, par value $.01 per share: Authorized, 120,000,000 shares; 70,114,035 and 70,044,960 shares issued in 2004 and 2003, respectively	701,140	700,449
Additional paid-in capital	263,429,934	263,165,884
Deferred compensation	(1,064,174)	(1,421,904)
Accumulated other comprehensive income	1,270,178	3,213,838
Treasury stock	(378,319)	—
Accumulated deficit	(118,759,560)	(111,921,110)

Total stockholders’ equity	145,199,199	153,737,157

Total liabilities and stockholders’ equity	$166,097,852	$174,820,469

See notes to unaudited condensed consolidated financial statements.

KOPIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Nine Months Ended
	September 25, 2004	September 27, 2003	September 25, 2004	September 27, 2003
Revenues:
Product revenues	$22,911,095	$17,213,912	$67,841,529	$54,730,946
Research and development revenues	—	300,000	986,553	700,000

	22,911,095	17,513,912	68,828,082	55,430,946
Expenses:
Cost of product revenues	17,833,237	14,764,386	56,758,136	44,662,098
Research and development	3,542,350	3,294,887	10,965,079	9,098,567
Selling, general and administrative	2,679,540	2,373,777	8,434,760	8,004,755
Other	240,000	120,216	240,000	360,648

	24,295,127	20,553,266	76,397,975	62,126,068

Loss from operations	(1,384,032)	(3,039,354)	(7,569,893)	(6,695,122)
Other income and expense:
Interest and other income	646,211	891,691	2,219,304	2,583,749
Interest and other expense	(258,613)	(711,992)	(1,056,709)	(1,494,561)

Loss before minority interest in income of subsidiary	(996,434)	(2,859,655)	(6,407,298)	(5,605,934)
Minority interest in income of subsidiary	(124,109)	(166,588)	(431,152)	(658,056)

Net loss	$(1,120,543)	$(3,026,243)	$(6,838,450)	$(6,263,990)

Loss per share:
Basic	$(.02)	$(.04)	$(.10)	$(.09)

Diluted	$(.02)	$(.04)	$(.10)	$(.09)

Weighted average number of common shares outstanding:
Basic	70,048,767	69,549,645	70,079,558	69,449,090

Diluted	70,048,767	69,549,645	70,079,558	69,449,090

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

	Three Months Ended		Nine Months Ended
	September 25, 2004	September 27, 2003	September 25, 2004	September 27, 2003
Net loss	$(1,120,543)	$(3,026,243)	$(6,838,450)	$(6,263,990)
Foreign currency translation adjustments	(15,563)	352,237	398,531	410,922
Holding gain (loss) on marketable securities, net	(83,453)	317,107	(2,342,191)	1,142,846

Comprehensive loss	$(1,219,559)	$(2,356,899)	$(8,782,110)	$(4,710,222)

See notes to unaudited condensed consolidated financial statements.

KOPIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Nine months ended September 25, 2004 and September 27, 2003

(unaudited)

	Common Stock		Additional Paid-in Capital	Deferred Compensation	Treasury Stock	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares	Amount
Balance, December 31, 2002	69,391,349	$693,913	$260,253,567	—	—	$1,013,040	$(105,042,852)	$156,917,668
Exercise of stock options	314,229	3,143	1,243,256	—	—	—	—	1,246,399
Net unrealized holding gain on marketable securities	—	—	—	—	—	1,142,846	—	1,142,846
Foreign currency translation adjustments	—	—	—	—	—	410,922	—	410,922
Net loss for the nine-month period ended September 27, 2003	—	—	—	—	—	—	(6,263,990)	(6,263,990)

Balance, September 27, 2003	69,705,578	$697,056	$261,496,823	—	—	$2,566,808	$(111,306,842)	$153,453,845

Balance, December 31, 2003	70,044,960	$700,449	$263,165,884	$(1,421,904)	—	$3,213,838	$(111,921,110)	$153,737,157
Exercise of stock options	69,075	691	264,050	—	—	—	—	264,741
Issuance of restricted stock	—	—	—	(24,800)	—	—	—	(24,800)
Amortization of deferred compensation relating to stock awards	—	—	—	382,530	—	—	—	382,530

Stock repurchase	—	—	—	—	(378,319)	—	—	(378,319)
Net unrealized holding loss on marketable securities	—	—	—	—	—	(2,342,191)	—	(2,342,191)
Foreign currency translation adjustments	—	—	—	—	—	398,531	—	398,531
Net loss for the nine-month period ended September 25, 2004	—	—	—	—	—	—	(6,838,450)	(6,838,450)

Balance, September 25, 2004	70,114,035	$701,140	$263,429,934	$(1,064,174)	$(378,319)	$1,270,178	$(118,759,560)	$145,199,199

See notes to unaudited condensed consolidated financial statements.

KOPIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended
	September 25, 2004	September 27, 2003
Cash flows from operating activities:
Net loss	$(6,838,450)	$(6,263,990)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	7,344,122	7,665,336
Minority interest in income of subsidiary	431,152	658,056
Equity loss in affiliate	778,411	1,033,933
Amortization of deferred compensation	382,530	—
Changes in assets and liabilities:
Accounts receivable	(3,633,443)	(2,348,844)
Inventory	(4,578,324)	(1,416,450)
Prepaid expenses and other current assets	(780,062)	(308,348)
Accounts payable and accrued expenses	(1,461,937)	463,991
Billings in excess of revenues earned	588,589	849,150

Net cash (used in) provided by operating activities	(7,767,412)	332,834

Cash flows from investing activities:
Marketable securities	2,012,723	4,375,409
Equity investment	(1,274,272)	798,035
Proceeds from sale of equipment	100,000	—
Purchase of minority interest in consolidated subsidiary	—	(694,282)
Capital expenditures	(1,133,085)	(5,264,670)

Net cash used in investing activities	(294,634)	(785,508)

Cash flows from financing activities:
Common stock repurchased	(378,319)	—
Proceeds from exercise of stock options	264,741	1,246,399

Net cash (used in) provided by financing activities	(113,578)	1,246,399

Effect of exchange rate changes on cash	297,875	262,437

Net (decrease) increase in cash and equivalents	(7,877,749)	1,056,162
Cash and equivalents, beginning of period	29,144,578	35,297,639

Cash and equivalents, end of period	$21,266,829	$36,353,801

See notes to unaudited condensed consolidated financial statements.

KOPIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The condensed consolidated financial statements for the three and nine months ended September 25, 2004 and September 27, 2003 are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. All such adjustments are of a normal recurring nature.

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

Assets and liabilities of non-U.S. operations are translated into U.S. dollars at period-end exchange rates, and revenues and expenses at rates prevailing during the quarter. Currency translation adjustments are recorded as part of accumulated other comprehensive income and aggregate $1,047,068 of unrealized gain at September 25, 2004. Transaction gains or losses are recognized in income or loss currently.

3.	INVENTORY

Inventory is stated at the lower of cost (first in, first out method or specific identification method) or market and consists of the following:

	September 25, 2004	December 31, 2003
Raw materials	$4,089,852	$4,276,433
Work in process	4,114,838	1,066,877
Finished goods	2,381,262	577,054

	$10,585,952	$5,920,364

4.	NET LOSS PER SHARE

Basic net loss per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed using the weighted average number of common shares and potential common shares outstanding during the period using the treasury method. Potential common shares have not been included in any periods in which the effect would be anti-dilutive. For the three and nine month periods ended September 25, 2004, stock options exercisable into 9,381,420 and 9,389,105, shares, respectively, were outstanding but not included in the computation of diluted earnings per share as the net loss for this period would have made their effect anti-dilutive. For the three and nine month periods ended September 27, 2003, stock options exercisable into 9,010,124 and 9,265,661, shares, respectively, were outstanding but not included in the computation of diluted earnings per share as the net loss for this period would have made their effect anti-dilutive

The Company accounts for stock-based compensation in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, using the intrinsic-value method. Under APB Opinion No. 25, stock compensation expense is recognized for the excess, if any, of fair value of the award price over the exercise price.

The following table illustrates the effect on the net loss and net loss per share had the Company used the fair-value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation and its amendment, to measure employee stock compensation. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 2003: no expected dividend yield; expected volatility of 72.69%; risk-free interest rate of 4.25%; and expected lives of four years. The weighted-average fair value of options on grant date was $3.13 in 2003. There were 11,000 and 161,000 options granted in the three and nine month periods ended September 25, 2004.

	Three Months Ended		Nine Months Ended
	September 25, 2004	September 27, 2003	September 25, 2004	September 27, 2003
Net loss, as reported	$(1,120,543)	$(3,026,243)	$(6,838,450)	$(6,263,990)
Plus: Amortization of stock based compensation expense	130,265	—	382,530	—
Less: Total stock-based employee compensation determined under fair value based method for all awards	(1,260,413)	(2,273,072)	(5,071,494)	(6,781,340)

Pro Forma net loss	$(2,250,691)	$(5,299,315)	$(11,527,414)	$(13,045,330)

Earning per share:
Basic, as reported	$(.02)	$(.04)	$(.10)	$(.09)

Basic, pro forma	$(.03)	$(.08)	$(.16)	$(.19)

Diluted, as reported	$(.02)	$(.04)	$(.10)	$(.09)

Diluted, pro forma	$(.03)	$(.08)	$(.16)	$(.19)

5.	OTHER CURRENT AND NON-CURRENT ASSETS

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

The gains and losses recognized from the exchange of the Micrel investment and subsequent activity related to Micrel is included in other income and expense. Since the receipt of the Micrel shares the Company has sold approximately 700,000 shares for total proceeds of $13,443,000. As of September 25, 2004, the Company held approximately 400,000 shares of Micrel common stock with a market value of $4,137,000.

Non-Marketable Securities

At September 25, 2004, the Company has a 40% interest in Kopin Taiwan Corp (KTC), which was accounted for using the equity method and has a carrying value of $0. For the nine month period ended September 25, 2004, the Company had sales of approximately $1,777,000 to KTC, as compared to $1,911,000 for the nine month period ended September 27, 2003. For the three and nine months ended September 25, 2004, we recorded losses of approximately $178,000 and $778,000, respectively, in interest and other expense, net, which approximated our ownership percentage of KTC’s operating results. At September 25, 2004, the Company was owed approximately $1,039,000 from KTC, compared to $610,500 at September 27, 2003. One of the Company’s Directors is chairman of KTC and owns approximately 1% of the outstanding common stock of KTC.

At September 25, 2004, the Company had an investment in a company with a carrying value of approximately $2,896,000, including an additional investment of $1,274,000 transacted in May 2004. The Company’s Chief Executive Officer is a founder and board member of this company and owns approximately 4.0% of this company. Certain directors and an officer of the Company have also invested in this company and their range of ownership is from .2% to 1.3%.

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

	Nine Months Ended September 25, 2004	Year Ended December 31, 2003
Beginning Balance	$1,030,000	$830,000
Additions	875,000	1,193,000
Claim and reversals	(875,000)	(993,000)

Ending Balance	$1,030,000	$1,030,000

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

This Form 10-Q report contains forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industries in which we operate, management’s beliefs, and assumptions made by management. In addition, other written or oral statements which constitute forward-looking statements may be made by or on behalf of us. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “could”, “seeks”, “estimates”, variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements, whether as a result of new information, future events or otherwise. Factors that could cause or contribute to such differences in outcomes and results include, but are not limited to, those discussed above under “Risk Factors.” Forward-looking statements contained in this Form 10-Q include, but are not limited to, our expectations that sales to Skyworks Solutions, Samsung and JVC will continue to represent a significant portion of our revenues for the near future, that the average sales price of our monochrome displays will continue to decline, that future growth in the camcorder market is limited, that our success in penetrating the digital still camera market will significantly impact our ability to increase sales of CyberDisplays, that prices of our HBT transistors will decline by 10 to 15 percent during 2004, that prices for LEDs used for some applications may decline 30% to 50% over the next 12 months, that total fourth quarter 2004 revenue will be flat or decrease $2.0 million, compared to revenues for the fourth quarter 2003, primarily due to an anticipated decrease in demand for CyberDisplay products from customers for use in military applications and normal seasonality, that prices for our CyberLite products and sales volume will decline and that we will make capital expenditures of between $1.0 million and $3.0 million in 2004 and between $4.0 million and $6.0 million over the next twelve months. In addition, we have received inquiries from certain agencies of the U. S. Government about providing more advanced displays. In order to build such displays certain additions to the Company’s current facilities would be required and would increase the estimated capital expenditures between $5.0 million and $10.0 million over the next twelve months.

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

CRITICAL ACCOUNTING POLICIES

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

Investment Valuation

We periodically make equity investments. We evaluate the need to potentially adjust the carrying value of such investments to recognize impairments based upon the investments’ operating results, current economic trends and if it is a public company by comparing our carrying value against the company’s publicly traded stock price. We provide for impairment if we believe a decline in the value of an investment is other than temporary.

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

We have two principal components of revenues: product revenues and research and development revenues. Product revenues consist of sales of our line of CyberDisplay products and our III-V products, which include gallium arsenide (“GaAs”) HBT transistor wafers and CyberLite light emitting diodes (LEDs). Our CyberDisplay, GaAs HBT transistor wafers and CyberLite LED products are used primarily in camcorders, wireless handsets and mobile communication devices, respectively. Research and development revenues consist primarily of development contracts with agencies of the U.S. government for advanced displays. For the nine months ended September 25, 2004, we recognized $1.0 million of research and development revenues compared to $0.7 million recognized in the corresponding period in 2003.

Results of Operations

Revenues. Our total revenues for the three and nine months ended September 25, 2004 were $22.9 million and $68.8 million, respectively, compared to $17.5 million and $55.4 million during the corresponding periods in 2003. This represents an increase in total revenues of approximately $5.4 million and $13.4 million for the three and nine month periods. Our product revenues were $22.9 million and $67.8 million for the three and nine months ended September 25, 2004, respectively, compared to $17.2 million and $54.7 million for the corresponding periods in 2003. This represents an increase of approximately $5.7 million for the three month period compared to the corresponding period in 2003. For the nine month period ended September 25, 2004, III-V and CyberDisplay revenues, which include both product and research and development revenues, were $29.6 million and $39.2 million, respectively, as compared to $24.1 million and $31.3 million, respectively, for the nine months ended September 25, 2003. For the nine months ended September 25, 2004, the increase in III-V revenue over the same period of the prior year is attributable to unusually lower sales of our HBT products in the prior year period. In the third quarter of 2003, we were negotiating a sole source agreement with a significant HBT customer. Upon completion of the negotiation in the third quarter of 2003 the customer did not buy HBT products from us until they had substantially used up their inventory from other HBT vendors. The comparable increase in HBT product sales was offset by lower CyberLite sales which declined due to lower sales prices and unit volumes. The increase in CyberDisplay revenues is attributable to an increase in sales to customers who incorporate our CyberDisplay products into military products.

The LED market remains very competitive from both a performance and pricing standpoint. We estimate that prices of LEDs used for some applications, such as key pads for wireless handsets, may decline 30% to 50% over the next 12 months as a result of industry capacity increasing at a faster rate than the growth of the application. CyberLite product sales for the three and nine month periods ended September 25, 2004 were approximately $0.6 million and $3.4 million, respectively, compared to $1.6 million and $5.6 million for the corresponding periods in 2003. Our LED product sales are currently generating a negative gross margin, and this negative margin, coupled with our continuing substantial investments in development, has resulted in significant losses for the product line. Accordingly, we are evaluating different business models to enhance our competitive position in the high-brightness LED market. We expect to complete our evaluation by the end of the year. We currently have approximately $15.1 million of long lived assets, principally equipment, used in the production of our LED products. If we are unable to execute a business model which produces positive cash flows to the LED product line, we will be required to take an impairment charge for the difference between the fair market value of the long lived assets and the carrying value of the assets at the time such impairment charge is recorded.

For the three month period from September 26, 2004 through December 31, 2004 we expect revenues to be in the range of $18.0 to $20.0 million. We believe the projected decrease, as compared to the preceeding quarter will be primarily driven by an anticipated decrease in demand for CyberDisplay products from customers for use in military applications and normal seasonality In addition we expect further price decline for our CyberLite products and lower sales volume.

International sales represented approximately 51% and 61% of revenues for the nine months ended September 25, 2004 and September 27, 2003, respectively. International sales are primarily sales of CyberDisplay and CyberLite products to consumer electronic manufacturers primarily located in Japan and Korea. Our international sales are primarily denominated in U.S. currency.

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

Cost of Product Revenues. Cost of product revenues, which is comprised of materials, labor and manufacturing overhead related to our products, was $17.8 million and $56.8 million for the three and nine months ended September 25, 2004, compared to $14.8 million and $44.7 million during the corresponding periods in 2003. For the three months ended September 25, 2004 and September 27, 2003, cost of product revenues as a percentage of product sales was 78% and 86%, respectively. For the nine months ended September 25, 2004 and September 27, 2003, cost of product revenues as a percentage of sales was 84% and 82%, respectively. For the three month period ended September 25, 2004, cost of product revenue decreased as a percentage of revenue as compared to the same period a year ago as a result of higher sales of CyberDisplay products for military applications, which have higher gross margins than commercial display products and lower CyberLite sales which have a negative gross margin. For the nine months ended September 25, 2004, the higher gross margins in the third quarter were offset by lower CyberDisplay product gross margins in the first and second quarters. The color filter CyberDisplay products were introduced in the fourth quarter of 2003 and volume production began in 2004. The color filter CyberDisplay products manufactured in the first and second quarter of 2004 had lower manufacturing yields as compared to monochrome CyberDisplay products sold in the same periods of the previous year.

Research and Development. Research and development (R&D) expenses are incurred in support of internal display and III-V product development programs or programs funded by agencies of the U.S. government and commercial partners. R&D costs include staffing, purchases of materials and laboratory supplies, equipment, circuit design costs, fabrication and packaging of display products, and overhead. Funded R&D expenses were $0.7 million and $1.6 million for the three and nine months ended September 25, 2004, compared to $0.5 million and $1.3 million for the corresponding periods in 2003. Internal R&D expenses were $2.8 million and $9.4 million for the three and nine months ended September 25, 2004, compared to $2.8 million and $7.8 million during the corresponding periods in 2003. The increase in R&D was primarily attributable to development efforts for new display and LED products.

Selling, General and Administrative. Selling, general and administrative (S,G&A) expenses consist of expenses incurred by our sales and marketing personnel and related expenses, and administrative and general corporate expenses. S,G&A expenses were $2.7 million and $8.4 million for the three and nine months ended September 25, 2004 as compared to $2.4 million and $8.0 million during the corresponding periods in 2003. The period over period increase in S,G&A is primarily due to increases in auditing, legal and consulting expenses. Also included in S,G&A for the three and nine months ended September 25, 2004 was $0.1 and $0.4 million of non-cash amortization expense relating to the 2003 issuance of restricted stock options.

Other Income and Expenses. Other income and expense, net, was $0.4 million and $1.2 million for the three and nine months ended September 25, 2004 compared to $0.2 million and $1.1 million during the corresponding periods in 2003. Included in Other Income and Expense for the three and nine months ended September 25, 2004 is the net loss on our equity investment in KTC of approximately $0.2 million and $0.8 million, compared to $0.3 million and $0.9 million during the corresponding periods in 2003. We do not expect to recognize further losses on our investment in KTC.

Liquidity and Capital Resources

We have financed our operations primarily through public and private placements of our equity securities, research and development contract revenues, and sales of our III-V and CyberDisplay products. We believe our available cash resources will support our operations and capital needs for at least the next twelve months.

As of September 25, 2004, we had cash and equivalents and marketable securities of $110.1 million and working capital of $116.3 million compared to $120.3 million and $116.5 million, respectively, as of December 31, 2003. During the nine month period ended September 25, 2004, the decrease in cash and equivalents and marketable securities was due to the use of $7.8 million in cash for operating activities, $1.3 million for an investment in non-marketable securities, $0.4 million for the repurchase of Kopin stock and $1.1 million for capital expenditures, partially offset by cash proceeds from stock option exercises of $0.3 million.

As discussed above we are evaluating different business models for our LED product line. If we are unable to achieve a profitable business model which generates positive cash flow from our CyberLite products, we may be required to take an impairment charge on the long-lived assets used in the production of CyberLite products. As of September 25, 2004, we have approximately $15.1 million of equipment used in the production of CyberLite LEDs.

The Company has entered into an agreement with a vendor which requires the Company to purchase approximately $2,000,000 worth of raw materials during the year ending December 31, 2004.

In October 2003 the Company amended a supply agreement with a significant HBT customer that expires in July 2006. Under the terms of this agreement, as amended, the Company agreed to maintain capacity levels for manufacturing HBT wafers and the Company committed to a pricing schedule under certain circumstances. The amended agreement also requires the Company to give prior notice if the Company exits its HBT product line. In consideration for this agreement the customer agreed to source 100% of its HBT wafer needs from the Company subject to the customer’s right to source HBT wafers from other sources if the Company is unable to meet their requirements under certain circumstances. The Company agreed that failure to meet its supply obligations under the amended agreement would allow its customer to obtain court ordered specific performance and if the Company does not perform it could then be liable for monetary damages up to a maximum of $45,000,000.

We lease facilities located in Taunton and Westborough, Massachusetts, Scotts Valley, California, and Columbia, Maryland, under non-cancelable operating leases. The Taunton leases expire through May 2010. The Westborough lease expires in April 2008. The California lease expires in 2007. The Maryland lease expires in 2005. We are currently obligated to make aggregate lease payments of approximately $5.2 million over the remaining terms of these leases.

We expect to expend between $1.0 and $3.0 million on capital expenditures in 2004 and between $4.0 million and $6.0 million over the next twelve months. In addition, the company has received inquiries from certain agencies of the U. S. Government about providing more advanced displays. In order to build such displays certain additions to the Company’s current facilities would be required and would increase the estimated range of capital expenditures to between $5.0 million and $10.0 million over the next twelve months. The funding for these capital expenditures will come from available cash balances.

On October 9, 2002, we authorized the re-purchase of up to $15 million of our common stock over a two year period. On September 23, 2004 the Company’s Board of Directors authorized an extension of the Company’s buy back program through 2006. Between July 29 and September 25, 2004, the Company repurchased 103,000 shares of its common stock for $378,319 (an average of $3.67 per share), representing all of the shares repurchased to date under this program. The total remaining amount of common stock the Company is authorized to repurchase under this program is $14,622,000. Refer to Part II, Item 2 herein for more information.

Recent Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board (FASB) issued Financial Interpretation No. 46R, Consolidation of Variable Interest Entities (FIN 46R). FIN 46R addresses Off-Balance Sheet Assets, Liabilities and Obligations and gives guidance for determining which entities should consolidate the respective assets and liabilities and associated obligations. The adoption of FIN 46R did not impact our consolidated financial statements

In April 2003, The FASB issued Statement of Financial Accounting Standard (SFAS) No.149, Amendment of Statement 133 on Derivative Instruments and Hedging, which amends and clarifies financial accounting and reporting for derivative instruments. SFAS No.149 became effective for us in July 2003. The adoption of SFAS No. 149 did not have an affect on our consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This statement requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. Generally, the statement is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of interim periods beginning after June 15, 2003. We have not entered into any financial instruments within the scope of the statement. The adoption of SFAS No. 150 did not have an affect on our consolidated financial statements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We invest our excess cash in high-quality government and corporate financial instruments which bear lower levels of relative risk. We believe that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations, and cash flows should not be material. Included in other assets is an equity investment in Micrel, Incorporated (Micrel) totaling approximately $4.1 million which is subject to changes in value because of either specific operating issues at Micrel or overall changes in the stock market. We sell our products to customers worldwide. We maintain a reserve of $1.2 million, or approximately 5% of quarterly revenues, for potential credit losses. We are exposed to changes in foreign currency exchange rates primarily through our translation of our foreign subsidiary’s financial position, results of operations, and transaction gains and losses as a result of non U.S. dollar denominated cash flows related to business activities in Asia. We do not believe that changes in currency will have a material impact on our financial position.

Item 4. CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13-a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are (1) designed to ensure that material information relating to us (including our subsidiaries) is made known to our Chief Executive Officer and Chief Financial Officer by others within those entities during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Our management, including our Chief Executive Officer and Chief Financial Officer, reviewed our internal control over financial reporting. There have been no significant changes in our internal control over financial reporting that could materially affect, or are reasonably likely to materially affect, such internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 25, 2004, the Company purchased the following shares of its common stock under its stock repurchase program:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly- Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under Programs
June 27 - July 26, 2004	—	—	—	$15,000,000
July 27 - August 26, 2004	97,000	$3.66	97,000	$14,645,179
August 27 - September 25, 2004	6,200	$3.75	6,200	$14,621,682
Total	103,200	$3.67	103,200	$14,621,682

Item 6. EXHIBITS

(a) Exhibits

Exhibit No.	Description
31.1	Certificate of John C.C. Fan, Chief Executive Officer of the Registrant, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

31.2	Certificate of Richard A. Sneider, Chief Financial Officer of the Registrant, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.1	Certificate of John C.C. Fan, Chief Executive Officer of the Registrant, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2	Certificate of Richard A. Sneider, Chief Financial Officer of the Registrant, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KOPIN CORPORATION (Registrant)

Date: November 4, 2004	By:	/s/ John C.C. Fan
John C.C. Fan President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date: November 4, 2004	By:	/s/ Richard A. Sneider
Richard A. Sneider Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)