Form 10-K
period 2004-12-25
KOPIN CORP
filed 2005-03-25
CIK 771266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 25, 2004

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

As of June 28, 2004, the aggregate market value of outstanding shares of voting stock held by non-affiliates of the registrant was $348,424,827.

As of March 15, 2005, 69,724,379 shares of the registrant’s Common Stock, par value $.01 per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 26, 2005 are incorporated by reference into Part III of this Report. Other documents incorporated by reference are listed in the Exhibit Index.

Part I

Item 1.    Business

Except for the historical information contained herein, the following discussion contains forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995, including statements relating to the suitability of our CyberDisplay products for new applications, the market for new wireless communications devices, the development of advanced wireless communications systems, the high growth potential for portable communications products, the effect of technological advances on our CyberDisplay products, our sales growth, our reduced production costs, development of innovative products and the anticipated decline in the average selling price of our HBT transistor wafers. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industries in which we operate, management’s beliefs, and assumptions made by management. In addition, other written or oral statements which constitute forward-looking statements may be made by or on behalf of us. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “could”, “seeks”, “estimates”, variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements, whether as a result of new information, future events or otherwise. Factors that could cause or contribute to such differences in outcomes and results, include, but are not limited to, those discussed below under “Risk Factors.”

Introduction

We were incorporated in Delaware in 1984 and are a leading developer and manufacturer of III-V products and miniature flat panel displays. We use our proprietary semiconductor material technology to design, manufacture and market our III-V and display products. Our products enable our customers to develop and market an improved generation of products for applications in wireless and consumer electronic products. In December 2004, the Company adopted a fiscal year ending on the last Saturday in December by amending our bylaws to change our year end. The fiscal years ended December 25, 2004 and December 31, 2003 and 2002 each include 52 weeks. The fiscal years ended December 25, 2004, December 31, 2003 and 2002 are referred to as fiscal years 2004, 2003 and 2002, respectively, herein.

We commercially develop and manufacture Gallium Arsenide-based HBT transistor wafers and other commercial semiconductor products that use Indium Phosphide, Gallium Nitride, and Gallium Arsenide-based substrates. In October of 2000 we acquired the company Super Epitaxial Products, Inc. (SEP) and from that date through December 2004 were developing light emitting diodes (LEDs) grown on sapphire substrates, which are called CyberLites™. We collectively refer to our products based on compound semiconductor materials as our “III-V” products because we use elements found on the III and V columns of the periodic table of elements to manufacture such products. Our primary III-V product is our heterojunction bipolar transistor wafers, or HBT transistor wafers. Our HBT transistor wafers are customer-specific arrays of vertically oriented transistors that our customers use primarily to produce high performance integrated circuits for wireless communications products. In 2002, Conexant Systems, our principal customer for our HBT transistor wafers, merged its wireless division with Alpha Industries, another of our customers, to create Skyworks Solutions, Inc. (Skyworks Solutions). On a pro forma basis, assuming the merger occurred on January 1, 2002, sales of our HBT transistor wafers to Skyworks Solutions would have accounted for approximately 31%, 20% and 26% of our total revenues for fiscal years 2004, 2003 and 2002, respectively. In addition to Skyworks Solutions, original equipment manufacturers including ANADIGICS, Triquint Semiconductor and Toshiba purchase our HBT transistor wafers.

Our CyberDisplay products are miniature, high performance, high resolution, low cost displays designed for consumer electronics, military and next generation mobile communications devices. Current applications of our

CyberDisplay products include viewing images in camcorders and digital cameras, and we believe that our CyberDisplay products are well suited for new applications such as reading e-mail and browsing the Internet using digital wireless devices and other consumer electronics devices. Our displays are also used in thermal weapon sites by the United States Government. We currently sell our CyberDisplay product to Victor Company of Japan Ltd. (JVC), Matsushita Electrical Industrial Co., Ltd. (Panasonic) and Samsung Electronics Co., Ltd. (Samsung) for use in digital camcorders. For fiscal years 2004, 2003 and 2002 Samsung, JVC and Panasonic accounted for the following percentage of our total revenues (“*” denotes that the customer’s revenues were less than 10% of our total company revenues):

	Percent of Total Revenues
	2004	2003	2002
Samsung Electronics	28%	33%	26%
Victor Company of Japan (JVC)	*	12	15
Matsushita Electric Industrial Corp. Ltd. (Panasonic)	*	*	13

In the fourth quarter of 2004 the Company entered into a joint venture, KO-BRITE, with a Taiwanese-based light emitting diode (LED) manufacturer, a Taiwanese-based III-V manufacturer and financial investors, in which the Company agreed to transfer its CyberLite™ LED technology and production know-how and $3 million of cash for a 23% interest in KO-BRITE. Subsequent to its formation, KO-BRITE entered into agreements with the Company to purchase certain equipment and have the Company perform research and training activities with KO-BRITE employees until KO-BRITE’s facilities were constructed and ready to receive the equipment. KO-BRITE paid the Company an estimated net $5.8 million for the equipment and $1.7 million for research and training activities and reimbursement of costs incurred in the transfer of the equipment. The Company plans to discontinue manufacturing CyberLite LEDs by March 31, 2005. As a result of such discontinued manufacturing operations, the Company recorded an impairment charge of $5.3 million. Kopin does retain the right to market KO-BRITE’s LEDs in the United States of America and to certain Japanese customers. For fiscal years 2004 and 2003 our CyberLite LED sales were $2.3 million and $5.8 million, respectively.

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

We believe that the high growth potential for portable communications products can be realized effectively only if these products are able to clearly present to end users the information they wish to access without compromising the size of the product. These products, as well as future models of digital cameras and other consumer electronics, are well suited for the use of a miniature, low cost display with low power consumption and sharp monochrome or rich, full color high resolution images. To date, display technologies have not fully addressed these needs due to constraints with respect to size, power consumption, resolution, cost or full color capability.

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

We believe that the vertical structure of an HBT transistor wafer, as opposed to the horizontal structure of a competing gallium arsenide field effect transistor, offers advantages to an integrated circuit manufacturer:

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

Our CyberDisplay products have the additional advantage of being fabricated using conventional silicon integrated circuit lithography processes. These processes enable the manufacture of miniature active matrix circuits, resulting in comparable or higher resolution displays relative to passive and other active matrix displays that are fabricated on glass. Our production partners, United Microelectronics Corporation, or UMC, and MagnaChip, fabricate integrated circuits for our CyberDisplay products in their foundry in Taiwan. The fabricated wafers are then returned to our facilities, where we lift the integrated circuits off the silicon wafers and transfer them to glass using our proprietary technology. The transferred integrated circuits are then processed and packaged with liquid crystal and assembled into display panels at either our Westborough, Massachusetts facility or at our Korean subsidiary, Kowon Technology Co., Ltd. (Kowon) and shipped to customers. This arrangement allows us to benefit from UMC’s and MagnaChip’s economies of scale and advanced fabrication processes. We expect our CyberDisplay products will benefit from further general technological advances in the design and production of integrated circuits and active matrix LCDs, resulting in further improvements in resolution and miniaturization.

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

Markets and Customers

III-V Products

Heterojunction Bipolar Transistors

We develop and manufacture customer and application specific HBT transistor wafers for advanced integrated circuit applications. We believe we are one of the world’s leading suppliers of HBT transistor wafers and currently support volume production of three-inch, four-inch and six-inch HBT transistor wafers. Our primary HBT transistor wafer product is based on an aluminum gallium arsenide vertical layer structure. We also supply customers with HBT transistor wafers based on an indium gallium phosphide vertical layer structure. We vary our manufacturing process to create customized HBT transistor wafer products for customers. For fiscal years 2004, 2003 and 2002, sales of III-V products accounted for 44%, 43% and 43% of our revenues, respectively.

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

In addition to wireless handset power amplifiers, our HBT transistor wafers are also being used in the fabrication of power amplifiers for devices which communicate using wireless fidelity or “WiFi” integrated circuits. Our HBT transistor wafers are also used in high speed fiber optic switching equipment used in broadband Internet data transmission wireless local area network chipsets (WLAN) and high speed instrumentation. Since 2001 there has been a significant decline in sales of our III-V products into the high speed fiber optic switching equipment market. This equipment has historically been used for the long haul fiber optic networks which some analysts believe have significant over-capacity. Accordingly, we do not expect sales into this market will be significant in fiscal year 2005.

We design our HBT transistor wafers in collaboration with our customers’ engineering teams in order to create customized products that meet their specific application needs. Once our HBT transistor wafers have been “designed in” a customer’s product, we believe it would be costly for that customer to switch to an alternate supplier. In 2002, Conexant Systems merged its wireless division with Alpha Industries to create Skyworks Solutions, Inc., our largest customer for our HBT transistor wafers. Other customers of our gallium arsenide products include ANADIGICS, Mitsubishi Electric Co., Ltd., Triquint Semiconductor and Toshiba. For fiscal years 2004, 2003 and 2002, sales of gallium arsenide products to newly created Skyworks Solutions on a pro forma basis, assuming the merger occurred on January 1, 2002, would have accounted for approximately 31%, 20%, and 26% of our total revenues, respectively. We anticipate that sales of our HBT transistor wafers to Skyworks Solutions will continue to represent a significant portion of our revenues for the near future.

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

For fiscal years 2004, 2003 and 2002, sales to Samsung, as a percentage of total revenue were 28%, 33% and 26%, respectively. For fiscal years 2003 and 2002 sales to JVC, as a percentage of total revenue were 12% and 15%, respectively. For the year ended December 31, 2002 sales to Panasonic, as a percentage of sales, were 13%.

For fiscal years 2004, 2003 and 2002, revenues from multiple contracts with various U.S. governmental agencies accounted for approximately 2%, 2%, and 3%, respectively, of our total revenues.

Sales and Marketing

We principally sell our HBT transistor wafer products directly to integrated circuit manufacturers in the United States, Europe and Asia. We sell our CyberDisplay products directly to original equipment manufacturers. Sales of our HBT transistor wafers and our CyberDisplay products to customers in Japan are made primarily through foreign distributors.

We believe that the technical nature of our products and markets demands a commitment to close relationships with our customers. Our sales and marketing staff, assisted by our technical staff and senior management, visit prospective and existing customers worldwide on a regular basis. We believe these contacts are vital to the development of a close, long-term working relationship with our customers, and in obtaining regular forecasts, market updates and information regarding technical and market trends. We also participate in industry specific trade shows and conferences.

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

Product Development

We believe that continued introduction of new products in our target markets is essential to our growth. We have assembled a group of highly skilled engineers who work internally as well as with our customers to continue our product development efforts. For fiscal years 2004, 2003 and 2002 we incurred total research and development expenses of $14.3 million, $13.5 million, and $16.2 million, respectively. Research and development expenses primarily related to our internal development programs for our CyberLite LED and CyberDisplay products were $11.9 million, $11.7 million and $13.1 million, respectively, for fiscal years 2004, 2003 and 2002.

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

In connection with the transfer of our CyberLite LED knowhow into the KO-BRITE joint venture we intend to discontinue additional CyberLite LED development after July 1, 2005.

CyberDisplay™ Products

Our product development efforts are focused towards continually enhancing the features, functions and manufacturability of our CyberDisplay products. A principal focus of this effort is the improvement of manufacturing processes for very small active matrix pixels, which we will use in succeeding generations of our CyberDisplay products. The pixel size of our current CyberDisplay products is 15 microns and we believe that we will be able to achieve a pixel size of less than 10 microns in commercial production. This pixel size is in contrast to a pixel size of approximately 100 microns in a typical laptop computer display. The resolutions of our current commercially available CyberDisplay products are 173 x 218, 320 x 240, 640 x 480 and 1,280 x 1,024. In addition, we have demonstrated 2,560 x 2,048 resolution CyberDisplay products in a 1.5 inch diagonal display. We are also working on further decreasing the already low power consumption of our CyberDisplay products. During 2002 we introduced CyberDisplay products which create color using color filter technology.

Previously we achieved color using a process called color sequential. Additional display development efforts include expanding the resolutions offered, further automating our final display assembly processes and increasing the quantity of CyberDisplay active matrix pixel arrays processed on each transistor by further reducing the display size and increasing manufacturing yields.

Funded Research and Development

We have entered into various development contracts with agencies of the U.S. government. These contracts help support the continued development of our core technologies. We intend to continue to pursue other U.S. government development contracts for applications that relate to our commercial product applications. Our contracts with U.S. government agencies contain certain milestones relating to technology development and may be terminated by the government agencies prior to completion of funding. Our policy is to retain our proprietary rights with respect to the principal commercial applications of our technology. To the extent technology development has been funded by a U.S. federal agency, under applicable U.S. federal laws the federal agency has the right to obtain a non-exclusive, non-transferable, irrevocable, fully-paid license to practice or have practiced this technology for governmental use. Revenues attributable to research and development contracts for fiscal years 2004, 2003 and 2002 totaled $2.1 million, $1.7 million and $2.0 million, respectively.

Competition

III-V Products

Heterojunction Bipolar Transistor

With respect to our HBT transistor wafers, we presently compete with several companies, including Emcore, V-PEC, and Hitachi Cable, as well as integrated circuit manufacturers with in- house transistor growth capabilities, such as RF Micro Devices and Fujitsu. In the gallium arsenide HBT transistor wafer market, competition is increasingly intense as a result of the downturn in the wireless and fiber optic network industries which has resulted in significant manufacturing overcapacity and lower pricing. The production of gallium arsenide integrated circuits has been and continues to be more costly than the production of silicon integrated circuits. Although we have reduced production costs of our HBT transistor wafers by achieving higher volumes and reducing raw material costs, we can not be certain we will be able to continue to decrease production costs. In addition, we believe the costs of producing gallium arsenide integrated circuits by our customers will continue to exceed the costs associated with the production of competing silicon integrated circuits. As a result, we must target markets where these higher costs are justified by their superior performance.

CyberDisplay™ Products

The display market is highly competitive and is currently dominated by large Asian-based electronics companies including Sharp, Hitachi, Seiko, Toshiba, Sony, NEC, Sanyo and Display Technologies, a joint venture of IBM and Toshiba. The display market consists of multiple segments, each focusing on different end-user applications applying different technologies. Competition in the display field is based on price and performance characteristics, product quality and the ability to deliver products in a timely fashion. The success of our display product offerings will also depend upon the adoption of our CyberDisplay products in the industry as an alternative to traditional active matrix LCDs and upon our ability to compete against other types of well-established display products. We cannot be certain that we will be able to compete against these companies and technologies.

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

Patents, Proprietary Rights and Licenses

An important part of our product development strategy is to seek, when appropriate, protection for our products and proprietary technology through the use of various United States and foreign patents and contractual arrangements. We intend to prosecute and defend our proprietary technology aggressively. We own more than 100 issued United States patents and more than 40 pending United States patent applications. Many of these United States patents and applications have counterpart foreign patents, foreign applications or international applications through the Patent Cooperation Treaty. In addition, we are licensed by MIT under more than 20 issued United States patents, and some foreign counterparts to these United States patents. Our United States patents expire at various dates through January 2023. The United States patents under license to us from MIT expire at various dates through June 2021.

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

We cannot be certain that foreign intellectual property laws will protect our intellectual property rights or that others will not independently develop similar products, duplicate our products or design around any patents issued to us. Our products might infringe the patent rights of others, whether existing now or in the future. For the same reasons, the products of others could infringe our patent rights. We may be notified, from time to time, that we could be or we are infringing certain patents and other intellectual property rights of others. Litigation, which could be very costly and lead to substantial diversion of our resources, even if the outcome is favorable, may be necessary to enforce our patents or other intellectual property rights or to defend us against claimed infringement of the rights of others. These problems can be particularly severe in foreign countries. In the event of an adverse ruling in litigation against us for patent infringement, we might be required to discontinue the use of certain processes, cease the manufacture, use and sale of infringing products, expend significant resources to develop non-infringing technology or obtain licenses to patents of third parties covering the infringing technology. We cannot be certain that licenses will be obtainable on acceptable terms, if at all, or that damages for infringement will not be assessed or that litigation will not occur. The failure to obtain necessary licenses or other rights or litigation arising out of any such claims could adversely affect our ability to conduct our business as we conduct it.

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

In the second quarter of 2002 we received an additional 115,448 shares of Micrel which had been held in escrow. In addition, in the second and fourth quarters of 2002 we sold 249,448 and 150,000 shares, respectively, of Micrel. As a result of these transactions we recorded losses of approximately $101,000 and $2.5 million in the second and fourth quarters, respectively, of 2002. On December 31, 2002 the closing price of Micrel’s common stock was $8.98 per share. As a result of the continuing decline in the price of Micrel common stock we recognized an-other-than temporary impairment charge of $10.2 million to record the Micrel investment at its then fair value.

During the third quarter of 2003 we sold 100,000 shares of Micrel and recorded a gain of approximately $300,000.

Since the receipt of the Micrel shares we have sold approximately 700,000 shares for total proceeds of $13.4 million. As of December 25, 2004 we held approximately 400,000 shares of Micrel common stock, valued at $4.4 million.

Since 1998 we have made investments totaling $4.3 million in Kowon Technology Co. LTD (Kowon), a manufacturer of optoelectronic products located in South Korea, and have accumulated an ownership interest in Kowon of 73%. Kowon’s revenues are principally denominated in U.S. dollars and its local expenses are principally denominated in South Korean won. Accordingly, Kowon’s operations are subject to exchange rate fluctuations. Kowon is an integral part of our CyberDisplay assembly process, performing most of the backend packaging processes to complete the display.

In 2000, we acquired Super Epitaxial Products, Inc. (SEP) in a transaction accounted for as a purchase. Under the terms of the agreement, we issued approximately 1.68 million shares of our common stock and assumed the obligation to issue our common stock to satisfy existing SEP options, with an aggregate total value of approximately $24.0 million, in exchange for all the outstanding SEP common stock. In fiscal year 2003 we renamed SEP Kopin Optical, Inc. Kopin Optical, Inc. was the Company’s subsidiary in which our CyberLite LED activities took place. We consolidated the financial statements of SEP with our financial statements beginning in the fourth quarter of 2000. We announced in February 2005 that we contributed our CyberLite LED technology and production know-how and $3 million to a joint venture, KO-BRITE. For our contribution, we received a 23% interest in KO-BRITE. KO-BRITE was established under the laws of Mauritius and is constructing manufacturing operations in China. Subsequent to its establishment, KO-BRITE entered into an agreement to pay us an estimated net $5.8 million for certain equipment and $1.7 million for the performance of research and training activities until such equipment was transferred to KO-BRITE. We will account for our ownership interest in results of operations of KO-BRITE using the equity method.

In 2000, we made an investment of $5.1 million and contributed certain technology for which we received a 40% interest in Kopin Taiwan Corporation (KTC), a Taiwan-based company. We account for our percent ownership interest in the operating results of this company using the equity method. We have manufactured products for KTC to sell to its customers and KTC manufactures product for us to sell to our customers. In addition, we provide technical services to KTC and sell raw substrates. For fiscal years 2004, 2003 and 2002 we had product sales of approximately $2.1 million, $2.7 million and $392,000, respectively, to KTC. For fiscal years 2004, 2003 and 2002 we had purchases of approximately $1.8 million, $1.0 million and $10,000, respectively, from KTC. For fiscal years 2004, 2003 and 2002, we recorded losses of $778,000, $1.4 million and $949,000, respectively, which represented our ownership percentage of KTC’s operating results. The carrying value of this investment at December 25, 2004 was $0. Dr. Hsieh, one of our Directors, is chairman of KTC. Dr. Hsieh owns approximately 1% of the outstanding common stock of KTC. KTC was also an investor in KO-BRITE and acquired an approximate 15% interest.

Since 2002 we have made investments totaling $2.9 million in a privately-held company. Our equity ownership percentage of this company is approximately 16% and we account for this investment on the cost basis. The Company’s Chief Executive Officer is a founder and board member of this company and owns approximately 4.10% of this company. Certain directors and an officer of the Company have also invested in this company and their ownership ranges from 0.1% to 1.1%.

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

Employees

As of December 25, 2004, our consolidated business employed 373 full-time and 6 part-time individuals. Of these, 17 hold Ph.D. degrees in Material Science, Electrical Engineering or Physics. As part of our discontinuing of our CyberLite LED product line, we terminated the employment of 41 employees in February 2005. Our management and professional employees have significant prior experience in semiconductor materials, device transistor and display processing, manufacturing and other related technologies. None of our employees are covered by a collective bargaining agreement. We consider relations with our employees to be good.

Web Availability

We make available free of charge or through our website, www.kopin.com, our annual reports on Form 10-K and other reports required under the Securities and Exchange Act of 1934, as amended, as well as certain of our corporate governance policies, including the charters for the Board of Directors’ audit, compensation and nominating and corporate governance committees and its code of ethics, corporate governance guidelines and whistleblower policy. The Company will provide to any person without charge, upon request, a copy of any of the foregoing materials. Any such request must be made in writing to the Company, c/o Investor Relations, Kopin Corporation, 200 John Hancock Road, Taunton, MA 02780.

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

Item 4.    Submission of Matter to a Vote of Security Holders

Not applicable.

EXECUTIVE OFFICERS OF KOPIN

Our executive officers, who are appointed on an annual basis to serve at the discretion of our Board of Directors, are as follows:

Name	Age	Position with the Company
John C.C. Fan	61	President and Chief Executive Officer; Chairman of the Board of Directors
Richard A. Sneider	44	Treasurer and Chief Financial Officer
Bor-Yeu Tsaur	49	Executive Vice President—Display Operations
Hong Choi	53	Chief Technology Officer and Vice President
Daily S. Hill	48	Senior Vice President—Gallium Arsenide Operations
Matthew J. Micci	48	Vice President—Sales, Gallium Arsenide Products

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

	High	Low
Fiscal Year Ended December 31, 2003
First Quarter	$5.27	$3.75
Second Quarter	6.73	4.40
Third Quarter	9.51	6.14
Fourth Quarter	8.35	5.13

Fiscal Year Ended December 25, 2004
First Quarter	$8.05	$5.43
Second Quarter	6.80	4.60
Third Quarter	5.13	3.02
Fourth Quarter	4.28	3.45

As of December 25, 2004, there were approximately 511 stockholders of record of our common stock, which does not reflect those shares held beneficially or those shares held in “street” name.

In the past three years we have not sold any securities which were not registered under the Securities Act.

We have not paid cash dividends in the past, nor do we expect to pay cash dividends for the foreseeable future. We anticipate that earnings, if any, will be retained for the development of our businesses.

Equity Compensation Plan Information

The following table sets forth information as of December 25, 2004 about shares of the Company’s common stock outstanding and available for issuance under our existing equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	8,305,479	$9.51	2,136,785	(3)
Equity compensation plans not approved by security holders(2)	1,015,133	$5.05	26,979

Total	9,320,612	$9.02	2,163,764

(1)	Column (a) consists of the 1992 Stock Option Plan, 2001 Equity Incentive Plan and the Director Stock Option Plan.
(2)	Consists solely of the 2001 Supplemental Equity Incentive Plan, which does not require the approval of, and has not been approved by, the Company’s stockholders.
(3)	Options available under the 2001 Equity Incentive Plan.

On October 9, 2002, our Board of Directors authorized the re-purchase of up to $15 million of our common stock over a two year period. Through September 23, 2004, we repurchased a total of 103,200 shares for an aggregate $378,319 since the program’s inception. Our Board of Directors subsequently authorized an extension of the stock repurchase program pursuant to which we may now purchase up to $14,621,681 worth of the Company’s stock through October 2006. The specific timing and amount of repurchases, if any, will vary based on market conditions, securities law limitations, and other factors. The repurchases will be made using our cash resources. During the fourth quarter of fiscal 2004, we repurchased 78,900 shares for $292,917 under this announced program. Subsequent to our fiscal year end and through February 21, 2005 we have purchased 185,300 shares for $668,177. The transactions occurred in open market purchases. The repurchase program may be suspended or discontinued at any time without prior notice upon approval of our Board of Directors.

Period	Total number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar of Shares that May Yet Be Purchased Under the Plans or Programs
	(a)	(b)	(c)	(d)
July 29, 2004 through September 23, 2004	103,200	$3.67	103,200	$14,621,681
September 24, 2004 through October 22, 2004	—	—	—	$14,621,681
October 23, 2004 through November 20, 2004	71,900	$3.71	71,900	$14,355,145
November 21, 2004 through December 25, 2004	7,000	$3.77	7,000	$14,328,765
December 26, 2004 through February 21, 2005	185,300	$3.61	185,300	$13,660,588

Total	367,400	$3.65	367,400

Item 6.	Selected Financial Data

	Fiscal Years Ended
	2004	2003	2002	2001	2000
	(in thousands, except per share data)
Statement of Operations Data:
Revenues:
Net product revenues	$85,213	$74,883	$74,808	$50,257	$90,963
Research and development revenues	2,068	1,669	1,993	1,664	1,635

Total revenues	87,281	76,552	76,801	51,921	92,598
Expenses:
Cost of product revenues	72,227	59,954	57,553	62,369	66,184
Research and development—funded programs	2,340	1,823	3,098	2,381	1,217
Research and development—internal(1)	11,936	11,701	13,093	12,891	13,835
Selling, general and administrative	10,172	10,245	9,956	15,245	9,928
Other	240	481	266	771	534
Impairment charges(2)	5,323	—	—	5,342	—

	102,238	84,204	83,966	98,999	91,698

Income (loss) from operations	(14,957)	(7,652)	(7,165)	(47,078)	900
Other income and expense:
Interest income	2,821	2,645	2,820	3,719	5,696
Other income	377	198	311	105	—
Other-than-temporary impairment of Micrel common stock	—	—	(10,211)	—	—
Gains and (losses) on sales of Micrel common stock	—	312	(2,626)	680	—
Unrealized gain related to Micrel acquisition of Kendin	—	—	—	21,107	—
Foreign currency transaction gains (losses)	(1,009)	(113)	(337)	157	402
Interest and other expenses	(70)	(30)	(134)	(1,010)	(532)

	2,119	3,011	(10,177)	24,758	5,567

Income (loss) before minority interest and equity losses in unconsolidated affiliates	(12,838)	(4,641)	(17,342)	(22,320)	6,467
Minority interest in income of subsidiary	(106)	(873)	(1,038)	(393)	(174)

Income (loss) before income taxes and equity losses in unconsolidated affiliates and cumulative effect of accounting change	(12,944)	(5,514)	(18,380)	(22,713)	6,293
Tax provision	(110)	—	—	—	—
Income (loss) before equity losses in unconsolidated affiliates	(13,054)	(5,514)	(18,380)	(22,713)	6,293
Equity losses in unconsolidated affiliates	(778)	(1,366)	(949)	—	—

Income (loss) before cumulative effect of accounting change	(13,832)	(6,878)	(19,329)	(22,713)	6,293
Cumulative effect of accounting change	—	—	(12,582)	—	—

Net income (loss)	$(13,832)	$(6,878)	$(31,911)	$(22,713)	$6,293

Income (loss) before cumulative effect of accounting change per share:
Basic	$(.20)	$(.10)	$(.28)	$(.34)	$.10
Diluted	$(.20)	$(.10)	$(.28)	$(.34)	$.09
Cumulative effect of accounting change per share:
Basic	$—	$—	$(.18)	$—	$—
Diluted	$—	$—	$(.18)	$—	$—
Net income (loss) per share:
Basic	$(.20)	$(.10)	$(.46)	$(.34)	$.10
Diluted	$(.20)	$(.10)	$(.46)	$(.34)	$.09
Weighted average number of common shares outstanding:
Basic	70,052	69,540	69,318	65,947	62,976
Diluted	70,052	69,540	69,318	65,947	67,728
	Fiscal Years Ended
	2004	2003	2002	2001	2000
Balance Sheet Data:
Cash and equivalents and marketable securities	$111,900	$120,333	$117,991	$104,435	$73,180
Working capital	123,416	116,507	115,847	106,431	88,337
Total assets	155,832	174,820	174,566	203,649	184,491
Long-term obligations (excluding current maturities)	—	—	—	—	1,250
Stockholders’ equity	139,186	153,737	156,918	184,331	166,777

(1)	Includes $7.4 million of costs associated with the acquisition of Super Epitaxial Products, Inc. (SEP) in 2000. These costs consisted of $5.3 million of in-process research and development associated with products under development by SEP at the acquisition date and $2.1 million of other costs, primarily bonuses paid to SEP employees as an inducement to remain with us after the acquisition.
(2)	The Company recorded a $5.3 impairment charge in fiscal year 2004 as a result of its discontinuance of CyberLite LED manufacturing and development activities.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of our financial condition and results of operations are based upon our audited consolidated financial statements. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, inventories, investment valuations and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not apparent from other sources. Actual results may differ from these estimates under different assumptions.

We believe the following critical accounting policies are most affected by our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue Recognition

We recognize revenue in accordance with Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 104, Revenue Recognition (SAB 104). SAB 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred and services rendered; (3) the price to the buyer is fixed or determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgment regarding the fixed nature of the price to the buyer charged for products delivered and services rendered and collectibility of the sales price. We do not recognize revenue for products prior to customer acceptance unless we believe the product meets all customer specifications and has a history of consistently achieving customer acceptance of the product. Provisions for product returns and allowances are recorded in the same period as the related revenues. We analyze historical returns, current economic trends and changes in customer demand and acceptance of product when evaluating the adequacy of sales returns and other allowances. Certain product sales are made to distributors under agreements allowing for a limited right of return on unsold products. Sales to distributors are primarily made for sales to the distributor’s customers and not for stocking of inventory. We delay revenue recognition for our estimate of distributor claims of right of return on unsold products based upon our historical experience with our products and specific analysis of amounts subject to return based upon discussions with our distributors or their customers.

We recognize revenues from long-term research and development contracts on the percentage-of-completion method of accounting as work is performed, based upon the ratio of costs or hours already incurred to the estimated total cost of completion or hours of work to be performed. Revenue recognized at any point in time is limited to amounts earned under milestones included in contracts, if such provisions exist. We account for product development and research contracts that have established prices for distinct phases as if each phase were a separate contract. We classify amounts earned on contracts in progress that are in excess of amounts billed as unbilled receivables and we classify amounts received in excess of amounts earned as billings in excess of revenues earned. We invoice based on dates specified in the related agreement or in periodic installments based upon our invoicing cycle. We recognize the entire amount of an estimated ultimate loss in our financial statements at the time the loss on a contract becomes known. If our estimate of total contract costs or our determination of whether the customer agrees that a milestone is achieved is incorrect, our revenue could be overstated and profits would be negatively impacted.

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

Inventory

We provide a reserve for estimated obsolete or unmarketable inventory based on assumptions about future demand and market conditions. Inventories that are obsolete or slow moving are generally fully reserved as such information becomes available. Our III-V products are made to each customer’s unique specifications and are generally produced upon receipt of a customer order. Accordingly, ending inventory attributable to the Company’s III-V products represents products manufactured but not yet delivered to customers. Our display products are manufactured based upon production plans whose critical assumptions include non binding demand forecasts provided by our customers, lead times for raw materials, lead times for wafer fabs to perform circuit processing and yields. If a customer were to cancel an order, or actual demand was lower than forecasted demand, we could not sell the excess III-V inventory and we may not be able to sell the excess display inventory and additional reserves would be required. If we were unable to sell the excess inventory we would establish reserves to reduce the inventory to its estimated realizable value (generally zero).

Investment Valuation

We hold a minority investment in a publicly-traded company whose share prices may be highly volatile. This investment had a fair market value of $4.4 million at December 25, 2004. The determination that a decline is other-than-temporary is subjective and influenced by many factors. When assessing a publicly-traded investment for an other-than-temporary decline in value, we consider such factors as, among other things, how significant the decline in value is as a percentage of the original cost, how long the market value of the investment has been less than its original cost, the performance of the investee’s stock price in relation to the stock price of its competitors within the industry and the market in general and analyst recommendations. We also review the financial statements of the investee to determine if the investee is experiencing financial difficulties. In the event our judgments change as to other-than-temporary declines in value, we may record an impairment loss, which could have an adverse impact on our results of operations.

We periodically make investments in private companies whose values are difficult to determine. When assessing investments in private companies for an other-than-temporary decline in value, we consider such factors as, among other things, the share price from the investee’s latest financing round, the performance of the investee in relation to its own operating targets and its business plan, the investee’s revenue and cost trends, the liquidity and cash position, including its cash burn rate and market acceptance of the investee’s products and services. We provide for an impairment valuation if we believe a decline in the value of an investment is other-than-temporary.

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, we periodically review the carrying value of our long-lived assets to determine if facts and circumstances suggest that they may be impaired or that the amortization or depreciation period may need to be changed. The carrying value of a long-lived asset is considered impaired when the anticipated identifiable undiscounted cash flows from such asset are less than its carrying value. For assets that are to be held and used, impairment is measured based upon the amount by which the carrying amount of the asset exceeds its fair value. If our estimates of anticipated future cash flows or market conditions were incorrect, additional impairment charges may be required. During fiscal 2004, we recognized a $5.3 million impairment charge related to assets held for use or being transferred to the KO-BRITE joint venture. The carrying value of our long-lived assets was $11.6 million at December 25, 2004.

Product Warranty

The Company generally sells products with a limited warranty of product quality and a limited indemnification of customers against intellectual property infringement claims related to the Company’s products. The Company accrues for known warranty and indemnification issues if a loss is probable and can be reasonably estimated, and accrues for estimated incurred but unidentified issues based on historical activity. As of December 25, 2004, we had a warranty reserve of $1,030,000. For the fiscal years 2004, 2003 and 2002 our warranty expense was approximately $1,045,000, $993,000 and $676,000 respectively. If our estimates for warranty claims are incorrect, our revenue could be overstated and profits would be negatively impacted.

Income Taxes

Our income tax provision is based on calculations and assumptions that will be subject to examination by tax authorities. We regularly assess the potential outcomes of these examinations and any future examinations for the current or prior years in determining the adequacy of our provision for income taxes. Should the actual results differ from our estimates, we would have to adjust the income tax provision in the period in which the facts that give rise to the revision become known. Such adjustment could have a material impact on our results of operations.

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

In December 2004 the Company adopted a fiscal year ending on the last Saturday in December by an amendment of our bylaws to change our fiscal year end. The fiscal years ended December 25, 2004 and December 31, 2003 and 2002 each include 52 weeks. The fiscal years ended December 25, 2004 and December 31, 2003 and 2002 are referred to herein as fiscal years 2004, 2003 and 2002, respectively. The change in fiscal year was made to better match our production and shipping cycle, which is organized on a weekly basis.

We have two principal sources of revenues: product revenues and research and development revenues. Product revenues consist of sales of our CyberDisplay products and our III-V products, principally gallium arsenide (“GaAs”) HBT transistor wafers. Research and development revenues consist primarily of development contracts with agencies of the U.S. government. Research and development revenues were $2.1 million or 2.3% of total 2004 revenues, $1.7 million, or 2.2% of total revenues in 2003 and $2.0 million, or 2.6% of total revenues in 2002.

In the fourth quarter of fiscal year 2004, the Company entered into a joint venture, KO-BRITE, with a Taiwanese-based light emitting diode (LED) manufacturer, Kopin Taiwan Corporation and financial investors, pursuant to which the Company agreed to transfer its CyberLite™ LED technology and production know-how and $3 million of cash for a 23% interest in KO-BRITE. Subsequent to its formation, KO-BRITE entered into agreements with the Company to purchase certain equipment and have the Company perform research and training activities with KO-BRITE employees until KO-BRITE’s facilities were constructed and ready to receive the equipment. The Company will receive approximately $5.8 million for the equipment and $1.7 million research and training activities and reimbursement for costs incurred in the transfer of the equipment. The Company plans to discontinue manufacturing CyberLite LEDs by March 31, 2005. Kopin does retain the right to market KO-BRITE’s LEDs in the United States of America and to certain Japanese customers. For the fiscal years 2004 and 2003 our CyberLite LED sales were $2.3 million and $5.8 million, respectively.

Fiscal Year 2004 Compared to Fiscal Year 2003

Revenues.    Our total revenues for fiscal year 2004 were $87.3 million compared to $76.6 million in fiscal year 2003. For fiscal year 2004, III-V and CyberDisplay revenues were $38.2 million and $49.1 million, respectively, compared to $32.9 million and $43.7 million, respectively, for fiscal year 2003. The increase in III-V sales resulted from having a sole source agreement to provide HBT transistors to our largest customer in place for the entire fiscal year 2004, compared to only a portion of fiscal year 2003. During the third quarter of fiscal year 2003, sales of our HBT transistors were lower than a typical quarter while we negotiated the sole source supply agreement. The increase in display revenues, which include both product and research and development contract revenue, in fiscal year 2004 compared to fiscal year 2003 resulted from the initial sales of our display products into the digital still camera and thermal weapon site markets. For the fiscal years 2004 and 2003 CyberLite product sales, which are included within our III-V product group revenues, were approximately $2.3 million and $5.8 million, respectively. Based on current negotiations with our customers and certain contractual obligations we expect the prices of certain products to decline in fiscal year 2005. We anticipate the average selling price of our HBT transistor wafers will decline approximately 10% during fiscal year 2005. The overall increase or decrease in the average sales price of our display will be dependent on the sales mix of commercial and military display sales. In fiscal year 2005, we expect the sale prices of our commercial displays to decline but we expect an increase in military product sales, which have higher unit selling prices. Preliminary discussions with our commercial display customers indicate that our competitors are offering price reductions for fiscal year 2005 as compared to fiscal year 2004 in the range of 20% to 25%.

Our fiscal year 2004 revenues were approximately $92,000 lower than revenues reported on our fiscal year 2004 earnings press release due to final year end adjustments.

We believe we have captured significant share in the markets of the applications which currently use HBT transistor wafers and CyberDisplay products, principally wireless handsets and camcorders, and we will need to increase sales in other applications to generate revenue growth in these product lines. In addition, we believe the sales of camcorders will decline over the next few years as new technologies, particularly digital video recorders, enter the market. We believe that the rate at which the camcorder market will decline will be dependent upon how quickly these new technologies are adopted, which we are unable to predict.

International sales represented 50.0%, 54.8% and 61.3% of revenues for fiscal years 2004, 2003 and 2002, respectively. The decrease in international sales is primarily attributable to increase in domestic sales of our HBT products and military sales of our display products and a decrease in our international CyberLite LED sales. International sales are primarily sales of CyberDisplay products to consumer electronic manufacturers primarily located in Japan and Korea and CyberLite LED sales to Japan. Our international sales are primarily denominated in U.S. currency. Consequently, a strengthening of the U.S. dollar could increase the price in local currencies of our products in foreign markets and make our products relatively more expensive than competitors’ products that are denominated in local currencies, leading to a reduction in sales or profitability in those foreign markets. In addition, sales of our CyberDisplay products in Korea are transacted through our Korean subsidiary Kowon Technology Co., LTD. Kowon’s sales are primarily denominated in U.S. dollars. However, Kowon’s local operating costs are primarily denominated in Korean won. As a result, our financial position and results of operations are subject to exchange rate fluctuation in transactional and functional currency. We have not taken any protective measures against exchange rate fluctuations, such as purchasing hedging instruments with respect to such fluctuations, because of the historically stable exchange rate between the Japanese yen, Korean won and the U.S. dollar.

Cost of Product Revenues.    Cost of product revenues, which is comprised of materials, labor and manufacturing overhead related to our products, was $72.2 million for fiscal year 2004 compared to $60.0 million for fiscal year 2003, an increase of approximately $12.2 million or 20.5%. Cost of product revenues as a percent of sales for fiscal year 2004 and fiscal year 2003 was 84.8% and 80.1%, respectively. The increase in cost of product revenues as a percentage of product sales primarily resulted from an under utilization of CyberLite LED manufacturing capacity, an initial lower yield of new color products as compared to the historical yield of our monochrome products and declining sales prices. During fiscal year 2004 we did not sell a sufficient number of CyberLite LED’s for the CyberLite LED product line to have a positive gross margin.

Research and Development.    Research and development expenses are incurred in support of internal display and III-V product development programs or programs funded by agencies of the U.S. government and commercial partners. Research and development costs include staffing, purchases of materials and laboratory supplies, circuit design costs, fabrication and packaging of display products, and overhead. Funded research and development expenses were $2.3 million in fiscal year 2004 as compared to $1.8 million for fiscal year 2003, an increase of $.5 million.

Internal research and development expenses were $11.9 million in fiscal year 2004 compared to $11.7 million for fiscal year 2003. Internal research and development expenses were primarily attributed to the development of our new III-V products, CyberLite LED’s and color filter displays. During fiscal year 2004 we spent approximately $6 million, including allocated overhead, on CyberLite LED research and development costs.

Selling, General and Administrative.    Selling, general and administrative (S,G&A) expenses consist of the expenses incurred by our sales and marketing personnel and related expenses, and administrative and general corporate expenses. S,G&A expenses were $10.2 million in fiscal year 2004 and $10.2 million for fiscal year 2003. Although fiscal year 2004 S,G&A expense is the same amount as fiscal year 2003, in fiscal year 2004 professional fees increased $500,000 resulting from the implementation of the Sarbanes-Oxley Act of 2002, and a non-cash deferred compensation expense of $200,000 was recorded, which were offset by a reduction in bad debt allowances of approximately $900,000. In addition, in the second quarter of fiscal year 2003, we increased our investment in Kowon, our Korean subsidiary, by acquiring an additional 5% ownership for $900,000. We determined that $258,000 of the $900,000 represented compensation expense to previous management owners of the 5% equity interest and it was expensed in S,G&A.

In fiscal year 2003, we issued 272,500 restricted stock awards to certain employees of the Company. Each award requires the employee to fulfill certain obligations including remaining employed by the Company for periods of either two or four years (the “Restriction Period”). In connection with the issuance of the awards the Company recorded a deferred compensation expense of $1,442,000, which is amortized over the Restriction Period. Included in S,G&A for the year ended fiscal year 2003 was non-cash amortization expense of $19,621. Subsequent to the fiscal year 2004 we issued 234,000 shares of restricted stock and recorded a deferred compensation expense of $877,500, which will be amortized over the four year Restriction Period.

Other.    Other expenses, primarily amortization of patents and licenses, were $240,000 for fiscal year 2004 compared to $481,000 for fiscal year 2003.

Impairment Charge.    In connection with the KO-BRITE joint venture agreement discussed above, the Company entered into an agreement to sell certain assets of its CyberLite LED product line and discontinued the use of the remaining CyberLite LED product line assets. As a result of these actions the Company recorded a charge of approximately $2.1 million in the fourth quarter of fiscal year 2004 to reduce the equipment to its estimated fair value of $5.8 million. In addition, because the CyberLite LED product line assets were operated in a facility with some of the HBT transistor product line assets,the facility assets (primarily leasehold improvements) were grouped with all HBT product line assets and evaluated for future recovery based on the cash flows anticipated to be generated by the HBT product line assets. Based on this evaluation the Company recorded a $3.2 million impairment charge to reduce the HBT product line assets to their estimated fair value. The $2.1 million equipment write down and the $3.2 million impairment charge are shown as a $5.3 million impairment charge in the statement of operations. As part of our discontinuing our CyberLite LED product line, we terminated the employment of 41 employees in February, 2005. We expect to incur severance and termination benefits in the range of $300,000 to $400,000 in the first six months of fiscal year 2005.

Other Income and Expense, Net.    Other income and expense, net was an income of $2.1 million for fiscal year 2004 compared to income of $3.0 million for 2003. In 2001, we exchanged our 20% interest in Kendin Communications, Inc. (Kendin) for approximately 1.0 million shares of Micrel Incorporated (Micrel) as part of Micrel’s acquisition of Kendin. We have accounted for our investment in Micrel as available-for-sale securities since the receipt of Micrel shares.

During the third quarter of fiscal year 2003 we sold 100,000 shares of Micrel and recorded a gain of approximately $300,000.

Since the receipt of the Micrel shares we have sold approximately 700,000 shares for total proceeds of $13.4 million. As of December 25, 2004 we held approximately 400,000 shares of Micrel common stock, valued at $4.4 million.

Other income and expense, net also includes interest and miscellaneous income of $3.2 million, $1,009,000 of foreign exchange losses and $70,000 of miscellaneous bank fees and other expense for fiscal year 2004. For fiscal year 2003 other income and expense, net also includes interest and miscellaneous income of $2.8 million, $113,000 of foreign exchange losses and $30,000 of miscellaneous bank fees and other expense.

Equity losses in unconsolidated affiliates includes our 40% share of the U.S. GAAP losses of Kopin Taiwan Corporation of $778,000 in 2004 and $1.4 million in 2003.

Fiscal Year 2003 Compared to Fiscal Year 2002

Revenues.    Our total revenues for fiscal year 2003 were $76.6 million compared to $76.8 million in fiscal year 2002. For fiscal year 2003, III-V and CyberDisplay revenues were $32.9 million and $43.7 million, respectively versus $32.7 million and $44.1 million, respectively, for fiscal year 2002. The increase in III-V revenues in fiscal year 2003 compared to fiscal year 2002 resulted from the introduction of our light emitting diode (LED) products which offset a decrease in demand in fiscal year 2003 from customers who buy our HBT transistor wafers for integration into components used in wireless handsets. The decrease in CyberDisplay revenues in fiscal year 2003 compared to fiscal year 2002 resulted primarily from a decline in research and development contract revenue and a decline in the average selling price of our monochrome displays which was partially offset by higher unit sales.

Cost of Product Revenues.    Cost of product revenues, which is comprised of materials, labor and manufacturing overhead related to our products, was $60.0 million for fiscal year 2003 compared to $57.6 million for fiscal year 2002, an increase of approximately $2.4 million or 4.2%. Cost of product revenues as a percent of sales for fiscal year 2003 and 2002 was 80.1% and 76.9%, respectively. The increase in cost of product revenues as a percentage of product sales is a result of manufacturing inefficiencies associated with the introduction of our LED products and a decline of display revenues as a percentage of total revenues. The LED inefficiencies primarily result from an under utilization of manufacturing capacity. In fiscal year 2003 and fiscal year 2002 we invested in increasing our LED capacity. In fiscal year 2003 we did not sell sufficient amounts of LEDs for the LED product line to have a positive gross margin. In addition, gross margins were negatively impacted by lower display revenues as a percentage of total revenues because display products have higher gross margins than our III-V products.

Research and Development.    Research and development expenses are incurred in support of internal display and III-V product development programs or programs funded by agencies of the U.S. government and commercial partners. Research and development costs include staffing, purchases of materials and laboratory supplies, circuit design costs, fabrication and packaging of display products, and overhead. Funded research and development expenses were $1.8 million in fiscal year 2003 as compared to $3.1 million for fiscal year 2002, a decrease of $1.3 million.

Internal research and development expenses were $11.7 million in fiscal year 2003 compared to $13.1 million for fiscal year 2002. Internal research and development expenses were primarily attributed to the development of our new III-V products, LED’s and color filter displays.

Selling, General and Administrative.    S,G&A expenses consist of the expenses incurred by our sales and marketing personnel and related expenses, and administrative and general corporate expenses. S,G&A expenses were $10.2 million in fiscal year 2003 compared to $10.0 million for fiscal year 2002, an increase of $0.2 million, or 2.0%. The increase in S,G&A expense from the corresponding prior year is principally the result of an increase in insurance costs and professional fees resulting from the implementation of the Sarbanes-Oxley Act of 2002. In addition, in the second quarter of fiscal year 2003, we increased our investment in Kowon, our Korean subsidiary, by acquiring an additional 5% ownership for $900,000. We determined that $258,000 of the $900,000 represented compensation expense to previous management owners of the 5% equity interest and it was expensed in S,G&A.

In fiscal year 2003, we issued 272,500 restricted stock awards to certain employees of the Company. Each award requires the employee to fulfill certain obligations including remaining employed by the Company for periods of either two or four years (the “Restriction Period”). In connection with the issuance of the awards the Company recorded a deferred compensation expense of $1,442,000, which will be amortized over the Restriction Period. Included in S,G&A for fiscal year 2003 was non-cash amortization expense of $19,621.

Other.    Other expenses, primarily amortization of patents and licenses, were $481,000 for fiscal year 2003 compared to $266,000 for fiscal year 2002.

Other Income and Expense, Net.    Other income and expense, net was an income of $3.0 million for fiscal year 2003 compared to a loss of $10.2 million for fiscal year 2002.

In the second quarter of fiscal year 2002, as a result of the lapse of a contingency period, we received 115,448 shares of Micrel which had been held in escrow. In addition, during the second and fourth quarters of fiscal year 2002 we sold 249,448 and 150,000 shares, respectively, of Micrel. As a result of these transactions we recorded losses of approximately $101,000 and $2.5 million in the second and fourth quarters, respectively. On December 31, 2002 the closing price of Micrel’s common stock was $8.98 per share. As a result of the continuing decline in the price of Micrel common stock we recognized an-other-than temporary impairment charge of $10.2 million in the Statement of Operations. During the third quarter of fiscal year 2003 we sold 100,000 shares of Micrel and recorded a gain of approximately $300,000.

Other income and expense, net also includes interest and miscellaneous income of $2.8 million for fiscal year 2003 compared to $3.1 million for fiscal year 2002. In fiscal year 2003 we had a net loss of $113,000 of foreign exchange losses compared to $337,000 in fiscal year 2002.

In fiscal year 2003 and fiscal year 2002 we also recorded losses of $1.4 million and $949,000, respectively, which represent recognition of equity losses on our 40% investment in Kopin Taiwan Corp.

Liquidity and Capital Resources

We have financed our operations primarily through public and private placements of our equity securities, research and development contract revenues, and sales of our III-V and CyberDisplay products. In November 2001 we filed a registration statement using a “shelf” registration process that we may, from time to time, offer shares of common stock or debt securities, the aggregate total of which will not exceed $150.0 million. As of December 25, 2004 we had issued 3,000,000 shares for $42.0 million and reduced the amount available under the registration statement to $108.0 million. We believe our available cash resources will support our operations and capital needs for at least the next twelve months.

As of December 25, 2004, we had cash and equivalents and marketable securities of $111.9 million and working capital of $123.4 million compared to $120.3 million and $116.5 million, respectively, as of December 31, 2003. The decrease in cash and equivalents and marketable securities was primarily due to cash used in operating activities of $5.7 million, capital expenditures of $1.3 million, an additional investment in a private company of $1.3 million and stock repurchases of approximately $700,000 offset by proceeds from the exercise of stock options of $300,000 and the impact from an add back of an unrealized loss resulting from unfavorable exchange rate of our subsidiary’s cash and equivalent’s balance of $1.2 million.

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

We lease facilities located in Taunton and Westborough, Massachusetts, Scotts Valley, California, and Columbia, Maryland, under non-cancelable operating leases. The Taunton leases expire through May 2010. The Taunton lease which expires in 2010 may be extended for another 10 year term. The Westborough lease expires in April 2008. The Scotts Valley lease expires in 2007. The Maryland lease expires in 2005.

We expect to expend between $2.0 and $4.0 million on capital expenditures over the next twelve months, primarily for the acquisition of equipment relating to the production of our CyberDisplay products. We are investigating the possibility of installing a new 8 inch display manufacturing line. The cost to install this line could result in additional capital expenditures of $5.0 to $7.0 million.

On October 9, 2002, we authorized the re-purchase of up to $15 million of our common stock over a two year period. Between July 29, 2004 and September 23, 2004 the Company repurchased 103,200 shares of its common stock under this program for $378,319, an average of $3.67 per share. Subsequently the Company’s Board of Directors authorized an extension of this stock repurchase program for up to $14,621,682 worth of the Company’s stock. For the period September 25, 2004 through December 25, 2004 the Company repurchased 78,900 shares of its stock for $292,917, an average of $3.71 per share. The repurchase program may be suspended or discontinued at any time without prior notice upon approval of our Board of Directors.

As of December 25, 2004, we had tax loss carry-forwards of approximately $62 million, which may be used to offset future federal taxable income through 2024.

Recent Accounting Pronouncements

In October 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which requires the recognition of compensation cost for all share-based payments (including employee stock options) at fair value. The standard is effective for interim or annual periods beginning after June 15, 2005. SFAS 123R provides two tentative adoption methods. The first method is a modified prospective transition method whereby a company would recognize share-based employee costs from the beginning of the fiscal period in which the recognition provisions are first applied as if the fair-value-based accounting method had been used to account for all employee awards granted, modified, or settled after the effective date and to any awards that were not fully vested as of the effective date. Measurement and attribution of compensation cost for awards that are unvested as of the effective date of SFAS 123R would be based on the same estimate of the grant-date fair value and the same attribution method used previously under SFAS 123. The second adoption method is a modified retrospective transition method whereby a company would recognize employee compensation cost for periods presented prior to the adoption of SFAS 123R in accordance with the original provisions of SFAS 123; that is, an entity would recognize employee compensation costs in the amounts reported in the pro forma disclosures provided in accordance with SFAS 123. A company would not be permitted to make any changes to those amounts upon adoption of SFAS 123R unless those changes represent a correction of an error. For periods after the date of adoption of SFAS 123R, the modified prospective transition method described above would be applied. The Company currently expects to adopt SFAS 123R in the quarter ending September 24, 2005, using the modified prospective method, although the Company continues to review its options for adoption under this new pronouncement. In addition the Company is considering accelerating the vesting of certain stock options in 2005 prior to the effectiveness of SFAS 123R. Based upon the Company’s projection of unvested stock options at the implementation date from stock options granted and outstanding as of December 25, 2004, the Company expects the adoption to result in the recognition of additional compensation expense of approximately $350,000 for the third and fourth quarters of fiscal year 2005, for a total of $700,000 for fiscal year 2005.

In December 2004, the FASB issued SFAS No. 151, “Inventory Costs” (“SFAS 151”). SFAS 151 requires abnormal amounts of inventory costs related to idle facility, freight handling and wasted material expenses to be recognized as current period charges. Additionally, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The standard is effective for fiscal years beginning after June 15, 2005. The Company believes the adoption of SFAS 151 will not have a material impact on its consolidated financial statements.

In June 2004, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 02-14, “Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock.” EITF Issue No. 02-14 addresses whether the equity method of accounting applies when an investor does not have an investment in voting common stock of an investee but exercises significant influence through other means. EITF Issue No. 02-14 states that an investor should only apply the equity method of accounting when it has investments in either common stock or in-substance common stock of a corporation, provided that the investor has the ability to exercise significant influence over the operating and financial policies of the investee. The accounting provisions of EITF Issue No. 02-14 are effective for the first quarter of 2005. We do not expect that the adoption of EITF Issue No. 02-14 will have a material effect on our financial statements.

In March 2004, the EITF reached a consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” which provides new guidance for assessing impairment losses on debt and equity investments. Additionally, EITF Issue No. 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF Issue No. 03-1; however, the disclosure requirements remain effective and have been adopted for our fiscal year ended December 25, 2004. We will evaluate the accounting effect, if any, of EITF Issue No. 03-1 when final guidance is released.

In January 2003 the FASB issued Interpretation No. 46 “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51” (FIN 46). FIN 46 introduces a new consolidation model, the variable interests model, which determines control (and consolidation) based on potential variability in gains and losses of the entity being evaluated for consolidation. In December 2003, the FASB issued Interpretation No. 46(R) Consolidation of Variable Interest Entities which requires the consolidation of variable interest entities. The Company applied FIN 46(R) beginning January 1, 2004 and the adoption of FIN 46(R) did not have an impact on the Company’s financial statements.

Seasonality

The markets we sell into are traditionally seasonal and we would expect that as our business matures, our third quarter would be our strongest sales quarter followed by our second quarter then our fourth quarter and our first quarter would be our lowest sales quarter. Fiscal year 2003 did not follow this pattern as our third quarter was impacted by a decline in demand from a large HBT customer. In the third quarter of fiscal year 2003 we negotiated a new supply agreement with this customer whereby it would source 100% of its HBT requirements from us. In conjunction with this agreement the HBT customer consumed its remaining inventory of HBT product, which it had previously purchased from other vendors, which lowered its demand for our HBT product in the third quarter of fiscal year 2003.

Inflation

We do not believe our operations have been materially affected by inflationary forces.

Contractual Obligations

The following is a summary of our contractual payment obligations for operating leases as of December 25, 2004:

Contractual Obligations	Total	1-2 Years	3-5 Years	Thereafter
Operating Lease Obligations	$4,913,166	$2,753,389	$2,049,777	$110,000

In fiscal year 2004 we entered into the KO-BRITE joint venture agreement which obligated the Company to contribute certain know-how and $3 million to the joint venture upon the occurrence of certain events, primarily obtainment of government approvals and the funding from the other joint venture partners. The Company made its $3 million contribution in December 2004 after the close of its fiscal 2004 year end. The remaining joint venture partners made their contributions by the end of February 2005.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

We invest our excess cash in high-quality government and corporate debt instruments, which bear lower levels of relative risk. We believe that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations, and cash flows should not be material. Included in other assets is an equity investment in Micrel, Incorporated (Micrel) totaling approximately $4.4 million which is subject to changes in value because of either specific operating issues at Micrel or overall changes in the stock market. We are exposed to changes in foreign currency exchange rates primarily through our translation of our foreign subsidiary’s financial position, results of operations, and transaction gains and losses as a result of non U.S. dollar denominated cashflows related to business activities in Asia, and remeasurement of United States dollars to the functional currency of our Kowon subsidiary. We do not currently hedge our foreign currency exchange rate risk.

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

We have experienced a history of losses and have a significant accumulated deficit.    Since inception, we have incurred significant net operating losses. As of December 25, 2004 we had an accumulated deficit of $125.8 million. There can be no assurance that we will achieve profitability in the future.

Our revenue and cash flow could be negatively affected by the loss of any of the few customers who account for a substantial portion of our revenues.    A few customers account for a substantial portion of our revenues. The table below indicates what the percentage of our total revenues were from a particular customer in a given year. The symbol “*” indicates that sales to that particular customer for the given year were below 10 percent of our total revenues. Skyworks Solutions, Inc. was formed through the merger of Conexant Systems’ wireless division and Alpha Industries in 2002. The sales to Skyworks Solutions as a percent of Kopin’s total revenues described below are on a pro forma basis assuming the merger occurred on January 1, 2002.

Customer	Sales as a Percent of Total Revenue
	2004	2003	2002
Skyworks Solutions, Inc.	31%	20%	26%
Samsung Electronics	28	33	26
Matsushita Electric Corp. (Panasonic)	*	*	13
Victor Company of Japan (JVC)	*	12	15
United States Government	2	2	3

We anticipate that sales to Skyworks Solutions, Samsung and JVC will continue to represent a significant portion of our revenues for the near future. We believe that historically we have provided Skyworks Solutions with the vast majority of its HBT transistor wafers. Our primary competition for display sales to Samsung is Sony, which has recently entered into various business arrangements with Samsung including sharing technology and manufacturing resources. To the extent Samsung and Sony expand their business relationship our display sales to Samsung could decline. A reduction or delay in orders from any of our significant customers, particularly Skyworks Solutions and Samsung, would materially reduce our revenue and cash flow and adversely affect our ability to achieve profitability.

We may be unable to increase revenues from CyberDisplay™ products if new products and applications are not developed.    CyberDisplay revenues for the fiscal years 2004, 2003 and 2002 were $49.1 million, $43.6 million, and $44.1 million, respectively. The change in CyberDisplay revenues has resulted primarily from an increase in sales of our displays to the digital still camera and thermal weapon sight markets, offset by a decrease in the average sales price of our CyberDisplay product to customers for use in camcorders. During the fourth quarter of fiscal year 2004 we entered into our annual price negotiations with our commercial display customers for fiscal year 2005 deliveries. The preliminary discussions indicate that our competition is dramatically reducing their prices and we believe the average sales price of our displays to commercial customers will decline in order to remain competitive in the market place. We believe we have captured significant market share in the camcorder market, however we believe the camcorder market will decline over the next few years as new technologies, particularly digital video recorders, enter the market. Accordingly, if we are unable to expand into new markets, our revenues from CyberDisplay products may not grow, which may impact our ability to become profitable.

In fiscal year 2004 we had initial sales of our display products into the digital still camera and thermal weapon site markets. We have very limited experience in selling displays into these markets. We believe our success in penetrating these markets will significantly impact our ability to increase sales of CyberDisplays. In addition, our thermal weapon sight products have a higher gross margin than our commercial display products and our success in increasing sales of thermal weapon sight products will significantly impact our ability to achieve profitability. Accordingly, if we are unable to successfully sell our display products to digital still camera and thermal weapon sight makers, we may be unable to grow CyberDisplay revenues and our ability to achieve profitability will be adversely affected.

An important factor in our ability to expand into new markets such as digital still cameras and thermal weapon sights will be the development of new display products, which offer enhanced features, have higher or lower resolution than current displays offered or are sold at a cheaper price. Accordingly, if we are unable to develop and market these new display products or if we are unable to manufacture them in a cost-effective manner, our revenues may not grow and we may not be able to achieve profitability.

Our competitors can provide integrated solutions.    Many portable consumer electronic devices, including camcorders and digital still cameras, have two displays for viewing images, an electronic view finder and a flip-out or group view display. We provide the display which is used as the electronic view finder. Our competitors may offer both displays and both displays may be run by the same interface electronics. A customer who buys our display is required to buy the flip-out or group view display from another vendor who may compete with us. This may require our customer to purchase additional interface electronics to run our display. Our competitors may be able to offer a bundled solution of both displays and the interface electronics cheaper than the cost of buying our display and the other display and the interface electronics separately. If we are unable to offer displays with sufficient performance advantages over other displays to justify the additional cost of buying individual components versus a bundled solution or if our customers can not procure cost efficient interface electronics to run our display products we may lose market share or be unable to grow our business which in turn would adversely affect our ability to become profitable.

Our CyberDisplay™ products may not be widely accepted by the market.    Our success will in large part depend on the widespread adoption of the viewing format of our CyberDisplay products in multiple applications. Our success also depends upon the widespread consumer acceptance of our customers’ products. CyberDisplay products work best when used close to the eye, which may not be acceptable to consumers. Potential customers may be reluctant to adopt our CyberDisplay products because of concerns surrounding perceived risks relating to:

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

Our ability to manufacture and distribute our CyberDisplay™ products would be severely limited if the third parties that we rely on to manufacture integrated circuits for our CyberDisplay™ products fail to provide those

services.    We depend on a Taiwanese and a Korean company for the fabrication of integrated circuits for our CyberDisplay products. We have no long-term contracts with either of these two companies. These two companies use different methods to manufacture the integrated circuits and a shortage in one company cannot necessarily be supplied by the other company. If either company were to terminate its arrangement with us or become unable to provide the required capacity and quality on a timely basis, we would be able to manufacture and ship our CyberDisplay products only in limited quantities until replacement foundry services could be obtained. Furthermore, we cannot assure investors that we would be able to establish alternative manufacturing and packaging relationships on acceptable terms.

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

One of the foundries and several other third parties with which we do business are located in Taiwan. Due to the earthquake that occurred in Taiwan in 1999 and the typhoon that occurred in Taiwan in September 2001, many Taiwanese companies, including the Taiwanese foundry we use, experienced related business interruptions. Our business could suffer significantly if either of the foundries we use had operations which were disrupted for an extended period of time, due to natural disaster, political unrest or otherwise. In addition, our CyberDisplays are manufactured on 6-inch silicon wafers. State of the art silicon production uses 8-inch wafers. We cannot be assured that if the 6-inch manufacturing facilities we use were damaged they would in fact be restored. If the 6-inch production facilities were not restored we may be required to redesign our displays so that they can be manufactured on an 8-inch production line. If the displays had to be redesigned we may have to have the displays re-qualified by our customers, which would adversely affect our business until such qualification is complete.

In fiscal year 2003, there was an outbreak of Severe Acute Respiratory Syndrome (SARS). There have been reports that consumer demand was negatively impacted by the outbreak of SARS. Our sales, manufacturing and distribution processes, and in turn our overall business operations, may be adversely affected if SARS or similar situations occurred again in the future.

We depend on third parties to provide integrated circuit chip sets and other critical raw materials for use with our CyberDisplay™ products.    We do not manufacture the integrated circuit chip sets necessary for use with our CyberDisplay products. Instead, we rely on third party independent contractors for these integrated circuit chip sets and other critical raw materials such as special glasses and chemicals. The critical raw materials, including the glasses and chemicals used in manufacturing the CyberDisplay products, are used by other display manufacturers, many of which are much larger than Kopin. If any of these third party contractors were unable or unwilling to supply these integrated circuit chip sets or other critical raw materials to us, we would be unable to manufacture and sell our CyberDisplay products until a replacement supplier could be found. We cannot assure investors that a replacement supplier could be found on reasonable terms or in a timely manner. In the past we have experienced situations when our vendors could not supply the quantity or quality of critical raw materials we needed. As a result, we were unable to meet customer demand and our manufacturing yield and gross margins were adversely affected. Currently there is strong worldwide demand for display materials because of the significant growth of display sales over the last few years. Any interruption in our ability to manufacture and distribute our CyberDisplay products could cause our display business to be unsuccessful and the value of investors’ investment in us may decline.

If we are unable to significantly increase our unit sales volume and reduce our production costs, our business will suffer.    Our III-V and CyberDisplay product lines currently have significant fixed costs and our ability to achieve profitability depends upon achieving significant sales volumes and higher gross profit margins.

Our LED’s and heterojunction bipolar transistor (HBT) products comprise our III-V product group. If we are unable to increase our III-V and CyberDisplay production levels and reduce manufacturing costs, we may lose customer orders and our business will remain unprofitable.

We may be unable to increase revenues from HBT transistor wafers if new product applications are not developed.    A critical market for our HBTs is wireless handsets. The growth rate of the wireless handset market has been very unpredictable over the last several years. We expect prices of our HBT transistor will decline by approximately 10 percent during fiscal year 2005. If the wireless handset market grows in the range of 5 to 10 percent for the fiscal year 2005 we would not expect HBT revenues to increase and may decrease unless we increase our market share or new markets are developed or if we lose any of our customers or such customers reduce their orders from us. Accordingly, if we are unable to find additional applications for our HBT transistor wafers or increase our market share, our HBT transistor revenue may not grow and such absence of growth may impact our ability to become profitable.

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

We may not be able to realize any profits under a multi-year supply agreement with a significant HBT customer.    In October 2003 we amended a supply agreement with a significant HBT customer that now expires in July 2006. Under the terms of this agreement we agreed to maintain capacity levels for manufacturing HBT wafers and we committed to a declining pricing schedule under certain circumstances. The agreement also requires us to give prior notice if we exit our HBT product line. In consideration for this agreement the customer agreed to source 100% of its HBT wafer needs from us subject to the customer’s right to source HBT wafers from other sources if we are unable to meet its requirements under certain circumstances. We agreed that failure to meet our supply obligations under the agreement would allow our customer to obtain court ordered specific performance. If we do not perform we could then be liable for monetary damages up to a maximum of $45 million. The agreement obligates us to provide wafers at preset prices and as a result, our ability to make a profit under this agreement will be subject to fluctuations in the prices of raw materials and to any increase in costs of goods or services required for us to perform under the agreement. If we are unable to manufacture the HBT wafers below these preset prices we may not be able to achieve profitability.

We may have to record additional impairment losses.    In fiscal year 2004 we entered into an agreement to transfer our CyberLite LED operations into a joint venture. Our CyberLite LED operations were performed in our 200 John Hancock facility. In addition, a portion of our III-V product line operations were performed in our 200 John Hancock facility. With the discontinuance of the CyberLite LED operations the recoverability of the 200 John Hancock leasehold improvement assets will be evaluated based on the cash flow from our III-V product line. In fiscal year 2004, based upon forecasted cash flow of our III-V product line, we recorded an impairment charge of $3.2 million. The forecast also indicated that a future impairment charge may be necessary at the end of the fiscal year 2005 unless the cash flows from our III-V product line increase from our current estimates.

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

We may be unable to modify our products to meet regulatory or customer requirements.    From time to time our products are subject to new domestic and international requirements such as the European Union’s Restriction on Hazardous Substances (RoHS) Directive. If we are unable to comply with these regulations we may not be permitted to ship our product which would adversely affect our revenue and achieving profitability.

We may not be able to operate multiple manufacturing facilities successfully.    A critical part of our business strategy is to expand production capacity to manufacture displays for the thermal weapon sight market. If we are unable to execute our thermal weapon sight display production facility plan we may be able to manufacture and ship our CyberDisplay products only in limited quantities until replacement foundry services could be obtained.

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

In addition, many of our existing and potential customers manufacture or assemble displays, wireless communications devices and light emitting diodes and have substantial in-house technological capabilities and substantially greater resources than we do. We may not be able to sell our products to these customers and they may commercialize their internal capabilities to become our competitors. If one of our large customers establishes internal design and manufacturing capabilities, it could have an adverse effect on our operating results.

We expect competition to increase. This could mean lower prices or reduced demand for our products. Any of these developments would have an adverse effect on our operating results.

Disruptions of our production of our III-V and CyberDisplay products would adversely affect our operating results.    If we were to experience any significant disruption in the operation of our facilities, we would be unable to supply III-V and CyberDisplay products to our customers. Our manufacturing processes are highly complex and customer specifications are extremely precise. We periodically modify our processes in an effort to improve yields and product performance and to meet particular customer requirements. Process changes or other problems that occur in the complex manufacturing process can result in interruptions in production or significantly reduced yields. Additionally, as we introduce new equipment into our manufacturing processes, our III-V and CyberDisplay products could be subject to especially wide variations in manufacturing yields and efficiency. We may experience manufacturing problems that would result in delays in product introduction and delivery or yield fluctuations. We are also subject to the risks associated with the shortage of raw materials used in the manufacture of our products.

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

Failure to achieve and maintain effective internal controls could have a material adverse effect on our business, operating results and stock price.    Our management is required to periodically evaluate the design and effectiveness of our disclosure controls and procedures. During the course of its evaluation as of the end of the period covered by this Annual Report on Form 10-K, our management identified a material weakness in the application of generally accepted accounting standards. In addition, we have documented and tested our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires our management to annually assess the effectiveness of our internal controls over financial reporting and our independent auditors to address this assessment. During the course of our testing we identified the need to increase the number of accounting staff with knowledge of Securities and Exchange Commission rules and regulations and generally accepted accounting standards. Any failure to implement, or difficulties experienced in implementing, improved controls or any failure to maintain existing effective controls could have a material adverse effect on our business, operating results and stock price. As a result the Company’s disclosure controls and procedures were not effective as of the end of 2004, which could result in a material misstatement in our annual or interim financial statements. We are in the process of determining when we will be able to fully remediate as we presently anticipate that we may report in our first quarter of 2005 that a material weakness continues to exist.

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

Item 8.    Financial Statements and Supplementary Data

The financial statements required by this Item are incorporated in this Report on pages 42 through 63. Reference is made to Item 15 of this Report.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9a.    Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of the end of the period covered by this report.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (Disclosure Controls) as of the end of the period covered by this Form 10-K. The controls evaluation was conducted under the supervision and with the participation of management, including our CEO and CFO. Disclosure Controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s (SEC’s) rules and forms. Disclosure Controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our quarterly evaluation of Disclosure Controls includes an evaluation of some components of our internal control over financial reporting, and internal control over financial reporting is also separately evaluated on an annual basis for purposes of providing the management report which is set forth below.

The evaluation of our Disclosure Controls included a review of the controls’ objectives and design, the Company’s implementation of the controls and the effect of the controls on the information generated for use in this Form 10-K. During the course of our evaluation of our internal control over financial reporting, we advised the Audit Committee of our Board of Directors that we had identified a “material weakness” as defined under standards established by the Public Company Accounting Oversight Board (United States). A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement in the annual or interim financial statements will not be prevented or detected. The material weakness we identified is discussed in Management’s Report on Internal Control Over Financial Reporting. A significant deficiency is defined as a control deficiency, or combination of deficiencies, that adversely affects the Company’s ability to initiate, authorize, record, process or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the Company’s financial statements that is more than inconsequential will not be prevented or detected. The Company’s Chief Executive Officers and Chief Financial Officer have concluded that as a result of the material weakness, as of the end of the period covered by this Annual Report on Form 10-K, the Company’s disclosure controls and procedures were not effective.

Management’s Report on Internal Control Over Financial Reporting

Kopin’s management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we assessed the effectiveness of our internal control over financial reporting as of December 25, 2004, using the criteria set forth in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer have determined that a material weakness exists in the Company’s internal control over financial reporting. The Company’s resources and level of technical accounting expertise within the accounting function are insufficient to properly evaluate and account for non-routine or complex transactions, such as the determination of accounting for long-lived asset impairments. Consequently, the Company’s controls over the selection and application of complex accounting policies in accordance with generally accepted accounting principles are inadequate and constitute a material weakness in the design of internal control over financial reporting. Because of this material weakness, we have concluded that the Company did not maintain effective internal control over financial reporting as of December 25, 2004 based on the criteria in the Internal Control—Integrated Framework.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting. This report appears below in Item 9b.

Remediation Plan for Material Weakness in Internal Control over Financial Reporting

As noted in Management’s Report on Internal Control Over Financial Reporting, management has concluded that the Company lacked a sufficient complement of technical accounting personnel possessing competencies commensurate with the Company’s financial reporting requirements, which constitutes a material weakness in internal controls over financial reporting. We are aggressively recruiting experienced, skilled finance professionals using search agencies and offering competitive compensation packages. We do not anticipate that our staffing initiative will be completed by the end of our first fiscal quarter of 2005 and therefore we anticipate that we may report this material weakness continues to exist in our fiscal first quarter 2005 report.

Changes in Internal Control Over Financial Reporting

Except for changes made to our internal controls in preparation for our management report on internal control over financial reporting, particularly additional controls over our financial closing process, no significant changes were made to our internal controls during our most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9b.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Kopin Corporation

Taunton, Massachusetts

We have audited management’s assessment, included in the accompanying management’s report on internal control over financial reporting, that Kopin Corporation and subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of December 25, 2004, because of the effect of the material weakness identified in management’s assessment based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment: The Company’s resources and level of technical accounting expertise within the accounting function are insufficient to properly evaluate and account for non-routine or complex transactions, such as the determination of accounting for long-lived asset impairments. Consequently, the Company’s controls over the selection and application of complex accounting policies in accordance with generally accepted accounting principles are inadequate and constitute a material weakness in the design of internal control over financial reporting. Adjustments relating to non-routine or complex accounting matters that were material in the aggregate to the financial statements were necessary to present the financial statements for the year ended December 25, 2004. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedule as of and for the year ended December 25, 2004 of the Company and this report does not affect our report on such financial statements and financial statement schedule.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of December 25, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 25, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 25, 2004 of the Company and our report dated March 25, 2005 expressed an unqualified opinion and included an explanatory paragraph relating to a change in accounting for goodwill and intangibles in 2002.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts

March 25, 2005

Part III

Item 10.	Directors and Executive Officers of the Registrant

(a) Directors.    The information with respect to directors required by this item is incorporated herein by reference from our Proxy Statement relating to our Annual Meeting of Shareholders to be held on April 26, 2005 (the “Proxy Statement”).

(b) Executive Officers.    Information with respect to executive officers required by this item is set forth in Part I of this Report and is incorporated herein by reference from the Proxy Statement.

(c) Reports of Beneficial Ownership.    The information with respect to reports of beneficial ownership required by this item is incorporated herein by reference from the Proxy Statement.

(d) Code of Ethics.    The Company has adopted a Code of Business Conduct and Ethics (“the Code”) that applies to all of the Company’s employees (including its chief executive officer and chief financial officer) and directors. The Code is available on the Company’s website at www.kopin.com. The Company intends to satisfy the disclosure requirement regarding any waiver of a provision of the Code applicable to any executive officer or director, by posting such information on such website. The Company shall provide to any person without charge, upon request, a copy of the Code. Any such request must be made in writing to the Company, c/o Investor Relations, Kopin Corporation, 200 John Hancock Road, Taunton, MA 02780.

The Company’s corporate governance guidelines, whistleblower policy and the charters of the audit committee, compensation committee and nominating and corporate governance committee of the Board of Directors as well as other corporate governance document materials are available on the Company’s website at www.kopin.com. The Company shall provide to any person without charge, upon request, a copy of any of the foregoing materials. Any such request must be made in writing to the Company, c/o Investor Relations, Kopin Corporation, 200 John Hancock Road, Taunton, MA 02780.

Item 11.	Executive Compensation

The information required under this item is incorporated herein by reference from the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The information required by this item is incorporated herein by reference from the Proxy Statement. Refer also to the equity compensation plan information set forth in Item 5 herein.

Item 13.	Certain Relationships and Related Transactions

The information required by this item is incorporated herein by reference from the Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference from the Proxy Statement.

Item 15.	Exhibits and Financial Statement Schedules

(a) Documents filed as part of the Report:

(1) Consolidated Financial Statements:

(2) Financial Statement Schedules:

Schedule II—Valuation and Qualifying Accounts

Schedules other than the one listed above have been omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements or the notes thereto.

(3) Exhibits

3.1	Amended and Restated Certificate of Incorporation	(2)

3.2	Amendment to Certificate of Incorporation	(7)

3.3	Amendment to Certificate of Incorporation	(7)

3.4	Second Amended and Restated By-laws	(10)

3.5	First Amendment to Second Amended and Restated By-laws	(11)

4	Specimen Certificate of Common Stock	(1)

10.1	Form of Employee Agreement with Respect to Inventions and Proprietary Information	(1)

10.2	1985 Incentive Stock Option Plan, as amended	(1)*

10.3	Amended and Restated 1992 Stock Option Plan	(2)*

10.4	1992 Stock Option Plan Amendment	(7)*

10.5	1992 Stock Option Plan Amendment	(8)*

10.6	2001 Equity Incentive Plan	(9)*

10.7	Kopin Corporation 2001 Equity Incentive Plan Amendment	(13)*

10.8	Kopin Corporation 2001 Equity Incentive Plan Amendment	(14)*

10.9	Kopin Corporation 2001 Equity Incentive Plan Amendment	(15)*

10.10	2001 Supplemental Equity Incentive Plan	(8)*

10.11	Form of Key Employee Stock Purchase Agreement	(1)*

10.12	License Agreement by and between the Company and Massachusetts Institute of Technology dated April 22, 1985, as amended	(1)

10.13	Facility Lease, by and between the Company and Massachusetts Technology Park Corporation, dated October 15, 1993	(3)

10.14	Master Sublease—Purchase Agreement, by and between the Company and Massachusetts Industrial Finance Agency, dated June 23, 1994	(4)

10.15	Contract by and between the Company and the United States Department of Commerce, dated April 25,1995	(5)

10.16	Cooperative Research and Development Agreement, by and between the Company and Massachusetts Institute of Technology Lincoln Laboratory, dated June 21, 1995 (confidential portions on file with the Commission)	(5)

10.17	Letter Agreement, by and between the Company and United Microelectronics Corporation, dated November 29, 1995 (confidential portions on file with the Commission)	(5)

10.18	Joint Venture Agreement, by and among the Company, Kowon Technology Co., Ltd., and Korean Investors, dated as of March 3, 1998	(6)

10.19	Fifth Amended and Restated Employment Agreement between the Company and Dr. John C.C. Fan, dated as of February 20, 2004	(12)*

10.20	Kopin Corporation Fiscal Year 2005 Cash Bonus Plan	*

10.21	Joint Venture Agreement for Kopin Corporation, Bright LED and KTC, dated November 12, 2004

10.22	Kopin Corporation Form of Stock Option Agreement under 2001 Equity Incentive Plan	*

10.23	Kopin Corporation 2001 Equity Incentive Plan Form of Restricted Stock Purchase Agreement	*

21.1	Subsidiaries of Kopin Corporation

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan required to be filed as an Exhibit to this Form 10-K.
(1)	Filed as an exhibit to Registration Statement on Form S-1, File No. 33-45853, and incorporated herein by reference.
(2)	Filed as an exhibit to Registration Statement on Form S-1, File No. 33-57450, and incorporated herein by reference.
(3)	Filed as an exhibit to Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference.
(4)	Filed as an exhibit to Quarterly Report on Form 10-Q for the quarterly period ended July 2, 1994 and incorporated herein by reference.
(5)	Filed as an exhibit to Annual Report on Form 10-K for the fiscal year ended December 31, 1995 and incorporated herein by reference.
(6)	Filed as an exhibit to Annual Report on Form 10-Q for the quarterly period ended June 27, 1998 and incorporated herein by reference.
(7)	Filed as an exhibit to Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2000 and incorporated herein by reference.
(8)	Filed as an exhibit to Registration Statement on Form S-8 and incorporated herein by reference.
(9)	Filed as an appendix to Proxy Statement filed on April 20, 2001 and incorporated herein by reference.
(10)	Filed as an exhibit to Annual Report on Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference.
(11)	Filed as an exhibit to Current Report on Form 8-K filed on December 17, 2004 and incorporated herein by reference.
(12)	Filed as an exhibit to Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference.
(13)	Filed as an exhibit to Registration Statement on Form S-8 filed on August 16, 2002 and incorporated herein by reference.
(14)	Filed as an appendix to Registration Statement on Form S-8 filed on March 15, 2004 and incorporated herein by reference.
(15)	Filed as an exhibit to Registration Statement on Form S-8 filed on May 10, 2004 and incorporated herein by reference.
(16)	Filed as an exhibit to Current Report on Form 8-K filed on December 17, 2004 and incorporated herein by reference.

KOPIN CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Kopin Corporation

Taunton, Massachusetts

We have audited the accompanying consolidated balance sheets of Kopin Corporation and subsidiaries (the “Company”) as of December 25, 2004 and December 31, 2003, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 25, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Kopin Corporation and subsidiaries as of December 25, 2004 and December 31, 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 25, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 25, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 25, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of a material weakness.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for goodwill and intangibles in 2002 to conform to Statements of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts

March 25, 2005

KOPIN CORPORATION

CONSOLIDATED BALANCE SHEETS

December 25, 2004 and December 31, 2003	2004	2003

ASSETS
Current assets:
Cash and equivalents	$17,816,495	$29,144,578
Marketable securities, at fair value	94,083,971	91,188,610
Accounts receivable, net of allowance of $356,000 and $1,200,000 in 2004 and 2003	8,641,703	6,275,248
Accounts receivable from Kopin Taiwan Corp.	446,822	496,143
Inventory	7,934,955	5,920,364
Prepaid expenses and other current assets	1,572,307	1,451,374
Optical equipment to be transferred to joint venture	5,785,500	—

Total current assets	136,281,753	134,476,317
Property, plant and equipment	11,615,633	31,008,403
Other assets	7,934,527	9,335,749

Total assets	$155,831,913	$174,820,469

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,715,094	$10,097,962
Accounts payable to Kopin Taiwan Corp.	1,193,994	344,222
Accrued payroll and expenses	2,549,057	2,224,928
Accrued warranty	1,030,000	1,030,000
Billings in excess of revenue earned	1,240,347	1,378,970
Accrued tax	700,000	1,000,000
Other accrued liabilities	1,436,888	1,893,502

Total current liabilities	12,865,380	17,969,584
Minority interest in subsidiary	3,780,693	3,113,728
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $.01 per share: authorized, 3,000 shares; none issued	—	—
Common stock, par value $.01 per share: authorized, 120,000,000 shares; issued 70,130,615 shares in 2004 and 70,044,960 shares in 2003	701,306	700,449
Additional paid-in capital	263,460,874	263,165,884
Deferred compensation	(922,946)	(1,421,904)
Treasury stock (182,100 shares, at cost)	(671,235)	—
Accumulated other comprehensive income	2,370,967	3,213,838
Accumulated deficit	(125,753,126)	(111,921,110)

Total stockholders’ equity	139,185,840	153,737,157

Total liabilities and stockholders’ equity	$155,831,913	$174,820,469

See notes to consolidated financial statements.

KOPIN CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

Three years ended December 25, 2004	2004	2003	2002
Revenues:
Net product revenues	$85,213,418	$74,883,122	$74,808,368
Research and development revenues	2,068,031	1,669,106	1,992,751

	87,281,449	76,552,228	76,801,119
Expenses:
Cost of product revenues	72,227,018	59,954,229	57,553,577
Research and development-funded programs	2,340,122	1,822,793	3,097,648
Research and development-internal	11,935,875	11,701,241	13,093,257
Selling, general, and administration	10,172,708	10,244,767	9,955,712
Other	240,000	480,864	265,850
Impairment charge	5,322,784	—	—

	102,238,507	84,203,894	83,966,044

Loss from operations	(14,957,058)	(7,651,666)	(7,164,925)
Other income and expense:
Interest income	2,820,672	2,645,093	2,820,681
Other income	377,739	198,549	310,661
Other-than-temporary impairment of Micrel common stock	—	—	(10,211,451)
Gains and (losses) on sale of Micrel common stock	—	311,979	(2,625,898)
Foreign currency transaction losses	(1,009,317)	(113,478)	(337,218)
Interest and other expense	(69,572)	(29,922)	(133,596)

	2,119,522	3,012,222	(10,176,821)

Loss before minority interest in income of subsidiary and equity losses in unconsolidated affiliates	(12,837,536)	(4,639,444)	(17,341,746)
Minority interest in income of subsidiary	(106,009)	(872,990)	(1,037,709)

Loss before income taxes and equity losses in unconsolidated affiliates and cumulative effect of accounting change	(12,943,545)	(5,512,434)	(18,379,455)
Tax provision	(110,060)	—	—
Loss before equity losses in unconsolidated affiliates	(13,053,605)	(5,512,434)	(18,379,455)
Equity losses in unconsolidated affiliates	(778,411)	(1,365,824)	(949,480)

Loss before cumulative effect of accounting change	(13,832,016)	(6,878,258)	(19,328,935)
Cumulative effect of accounting change	—	—	(12,582,383)

Net loss	$(13,832,016)	$(6,878,258)	$(31,911,318)

Loss before cumulative effect of accounting change per share:
Basic	$(.20)	$(.10)	$(.28)

Diluted	$(.20)	$(.10)	$(.28)

Cumulative effect of accounting change per share:
Basic	$—	$—	$(.18)

Diluted	$—	$—	$(.18)

Net loss per share:
Basic	$(.20)	$(.10)	$(.46)

Diluted	$(.20)	$(.10)	$(.46)

Weighted average number of common shares outstanding:
Basic	70,051,520	69,540,201	69,317,695

Diluted	70,051,520	69,540,201	69,317,695

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

Three years ended December 25, 2004	2004	2003	2002
Net loss	$(13,832,016)	$(6,878,258)	$(31,911,318)
Foreign currency translation adjustments	1,532,164	62,322	630,363
Holding gain (loss) on marketable securities	(2,375,035)	2,138,476	331,631
Reclassifications of (gains) losses in net loss	(220,714)	—	2,420,723

Comprehensive loss	$(14,895,601)	$(4,677,460)	$(28,528,601)

See notes to consolidated financial statements.

KOPIN CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional Paid-in Capital	Deferred Compensation	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Common Stock
	Shares	Amount
Balance, January 1, 2002	69,045,532	$690,455	$259,141,718	$—	$—	$(2,369,677)	$(73,131,534)	$184,330,962
Exercise of stock options	345,817	3,458	1,111,849	—	—	—	—	1,115,307
Net unrealized holding gain on marketable securities	—	—	—	—	—	2,752,354	—	2,752,354
Foreign currency translation adjustments	—	—	—	—	—	630,363	—	630,363
Net loss	—	—	—	—	—	—	(31,911,318)	(31,911,318)

Balance, December 31, 2002	69,391,349	693,913	260,253,567	—	—	1,013,040	(105,042,852)	156,917,668
Exercise of stock options	381,111	3,811	1,473,517	—	—	—	—	1,477,328
Issuance of restricted stock	272,500	2,725	1,438,800	(1,441,525)	—	—	—	—
Amortization of deferred compensation	—	—	—	19,621	—	—	—	19,621
Net unrealized holding gain on marketable securities	—	—	—	—	—	2,138,476	—	2,138,476
Foreign currency translation adjustments	—	—	—	—	—	62,322	—	62,322
Net loss	—	—	—	—	—	—	(6,878,258)	(6,878,258)

Balance, December 31, 2003	70,044,960	700,449	263,165,884	(1,421,904)	—	3,213,838	(111,921,110)	153,737,157
Exercise of stock options	84,155	842	288,720	—	—	—	—	289,562
Amortization of deferred compensation	—	—		505,243	—	—	—	505,243
Issuance of restricted stock and options	1,500	15	6,270	(6,285)	—	—	—	—
Net unrealized holding loss on marketable securities	—	—	—	—	—	(2,375,035)	—	(2,375,035)
Foreign currency translation adjustments	—	—	—	—	—	1,532,164	—	1,532,164
Treasury stock purchases	—	—	—	—	(671,235)	—	—	(671,235)
Net loss	—	—	—	—	—	—	(13,832,016)	(13,832,016)

Balance, December 25, 2004	70,130,615	$701,306	$263,460,874	$(922,946)	$(671,235)	$2,370,967	$(125,753,126)	$139,185,840

See notes to consolidated financial statements.

KOPIN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three years ended December 25, 2004	2004	2003	2002
Cash flows from operating activities:
Net loss	$(13,832,016)	$(6,878,258)	$(31,911,318)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	9,523,191	9,674,928	11,917,833
Amortization of interest premium or discount	456,383	(67,430)	(314,070)
Minority interest in income of subsidiary	106,009	872,990	1,037,709
Net loss (gain) on investment transactions	63,809	(305,922)	12,828,300
Losses in Kopin Taiwan Corp.	778,411	1,365,824	949,480
Amortization of deferred compensation	505,243	19,621	—
Cumulative effect of accounting change	—	—	12,582,383
Impairment charge	5,322,784	—	—
Changes in assets and liabilities:
Accounts receivable	(2,105,051)	(83,988)	710,100
Inventory	(1,756,074)	(1,139,054)	4,103,405
Prepaid expenses and other current assets	(63,197)	(508,221)	2,677,857
Accounts payable and accrued expenses	(4,580,873)	3,303,630	(3,833,384)
Billings in excess of revenue earned	(138,623)	270,790	1,108,180

Net cash (used in) provided by operating activities	(5,720,005)	6,524,910	11,856,475

Cash flows from investing activities:
Proceeds from sale of marketable securities	40,340,483	95,360,880	72,805,981
Purchase of marketable securities	(44,262,039)	(104,198,933)	(124,844,656)
Other assets	10,290	(116,549)	378,134
Proceeds from sale of equipment	100,000	—	—
Proceeds from sale of investments	—	1,202,922	5,751,027
Purchase of equity investments	(1,338,081)	(987,401)	(1,310,644)
Capital expenditures	(1,258,871)	(5,436,023)	(5,191,683)

Net cash used in investing activities	(6,408,218)	(14,175,104)	(52,411,841)

Cash flows from financing activities:
Treasury stock purchases	(671,235)	—	—
Proceeds from exercise of stock options	289,562	1,477,328	1,115,307

Net cash (used in) provided by financing activities	(381,673)	1,477,328	1,115,307

Effect of exchange rate changes on cash	1,181,813	19,805	311,845

Net decrease in cash and equivalents	(11,328,083)	(6,153,061)	(39,128,214)
Cash and equivalents:
Beginning of period	29,144,578	35,297,639	74,425,853

End of period	$17,816,495	$29,144,578	$35,297,639

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

Fiscal Year

In December 2004 the Company adopted a fiscal year ending on the last Saturday in December by amending the Company’s bylaws to change the Company’s year end. The fiscal years ended December 25, 2004 and December 31, 2003 and 2002 each include 52 weeks. The fiscal years ended December 25, 2004 and December 31, 2003 and 2002 are referred to as fiscal year 2004, 2003 and 2002, respectively, in these financial statements. The change in fiscal year was made to better match our production and shipping cycle, which is organized on a weekly basis.

Industry Segment

Kopin Corporation and its subsidiaries (the “Company”) operate in one industry segment reporting to the chief operating decision makers of the Company.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and Kowon Technology Co., Ltd., a majority owned (73%) subsidiary located in Korea. All inter-company transactions and balances have been eliminated. In fiscal year 2003, the Company increased its ownership percentage in Kowon from 67% to 73% for $900,000. Investment in business entities in which the Company does not have control, but has the ability to exercise significant influence over operating and financial policies (generally 20-50 percent ownership), are accounted for by the equity method. Other investments are accounted for by the cost method.

Revenue Recognition

Product revenue is recognized when a written order is received from the customer, the related product is delivered or when a service is performed, and collectibility of the related receivable is considered probable. The Company’s products generally must meet defined specifications. The Company does not recognize revenue for products prior to customer acceptance unless the Company believes the product meets all customer specifications and has a history of consistently achieving customer acceptance of the product. Certain products are manufactured for the Company under a contract manufacturing agreement and are shipped directly to a customer. The Company records the gross revenue for these sales because the Company is the primary obligor in the arrangement with the customer and retains credit and warranty return risks. The Company also ships products to a customer under a consignment agreement. Revenue is recognized on these shipments when the customer withdraws the inventory from stock for use in their production process or acceptance is required under the consignment agreement due primarily to the passage of time. Certain product sales are made to distributors under agreements allowing for a limited right of return on unsold products. Sales to distributors are primarily made for sales to the distributor’s customers and not for stocking of inventory. We delay revenue recognition for our estimate of distributor claims of right of return on unsold products based upon our historical experience with our products and specific analysis of amounts subject to return based upon discussions with our distributors or their

KOPIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

customers. For certain of our products, we provide customers with a twelve-month warranty from the date of sale. Estimated sales return and warranty reserves are provided at the time of sale based upon historical and anticipated sales returns and warranty costs.

Revenue from long-term research and development contracts is recognized on the percentage-of-completion method of accounting as work is performed, based upon the ratio that incurred costs bear to estimated total completion cost. Revenue recognized at any point in time is limited to amounts earned under milestones included in contracts, if such provisions exist. We account for product development and research contracts that have established prices for distinct phases as if each phase were a separate contract. At the time a loss on a contract becomes known, the entire amount of the estimated ultimate loss is recognized in the financial statements. Amounts earned on contracts in progress in excess of the billings of such contracts are classified as unbilled receivables and amounts received in excess of amounts earned are classified as billings in excess of revenue earned. Unbilled receivables primarily result from the time necessary to accumulate costs, including costs incurred by subcontractors, for invoice preparation after the work has been performed by us. Billings are based on dates stipulated in the related agreement or in periodic installments based upon our monthly invoicing cycle.

Research and Development Costs

Research and development expenses, which are expensed as incurred, include costs incurred in support of internal development programs and programs funded primarily by agencies of the federal government, including development programs for display devices and products, device wafers, circuit design costs, staffing, purchases of materials and laboratory supplies, fabrication and packaging of our display products and allocated overhead costs.

Cash and Equivalents and Marketable Securities

The Company considers all highly liquid, short-term debt instruments with maturity of three months or less at the date of purchase to be cash equivalents.

Marketable securities consist primarily of commercial paper, medium-term corporate notes, and United States government and agency backed securities. The Company classifies marketable securities included in “Marketable Securities” and the investment in Micrel in “Other Assets” as “available-for-sale” and accordingly carries them at fair value. Fair value is based upon quoted market prices of the securities. From time to time, the Company sells marketable securities for working capital, capital expenditure and investment purposes. The net unrealized holding (losses) gains recorded in accumulated other comprehensive income for available-for-sale marketable securities December 25, 2004 and December 31, 2003 and 2002 were $(553,531), $(16,282) and $426,828, respectively.

Investments in available-for-sale marketable securities are as follows at December 25, 2004 and December 31, 2003:

	Amortized Cost		Unrealized Gains		Unrealized Losses		Fair Value
	2004	2003	2004	2003	2004	2003	2004	2003
U.S. government and agency backed securities	$65,925,365	$62,360,803	$—	$89,848	$647,642	$178,850	$65,277,723	$62,174,322
Corporate debt	28,712,137	28,909,004	94,111	105,284	—	—	28,806,248	29,014,288

Total	$94,637,502	$91,269,807	$94,111	$195,132	$647,642	$178,850	$94,083,971	$91,188,610

KOPIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The contractual maturity of the Company’s marketable debt securities is as follows at December 25, 2004:

	Less than One year	One to Five years	Greater than Five years	Total
U.S. government and agency backed securities	$12,381,339	$45,389,661	$7,506,722	$65,277,722
Corporate debt	863,640	7,409,750	20,532,859	28,806,249

Total	$13,244,979	$52,799,411	$28,039,581	$94,083,971

The gross gains and losses realized related to sales of marketable securities were not material during fiscal years 2004, 2003 and 2002. The Company uses the specific identification method as a basis for determining cost and calculating realized gains and losses.

Inventory

Inventory is stated at the lower of cost (determined on the first-in, first-out or specific identification method) or market and consists of the following at December 25, 2004 and December 31, 2003:

	2004	2003
Raw materials	$4,881,589	$4,276,433
Work-in-process	1,431,396	1,066,877
Finished goods	1,621,970	577,054

	$7,934,955	$5,920,364

Property, plant and equipment

Property, plant and equipment are recorded at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets, generally 3 to 10 years. Leasehold improvements and leased equipment are amortized over the shorter of the term of the lease or the useful life of the improvement or equipment.

Intangible Assets

Costs of internally developing, maintaining, or restoring intangible assets that are not specifically identifiable, that have indeterminate lives, or that are inherent in a continuing business and related to the Company as a whole, are recognized as an expense when incurred. Acquired intangible assets are recorded at fair value. Intangible assets are amortized on a straight-line basis over the estimated useful life unless that life is determined to be indefinite. At December 25, 2004 all intangible assets were fully amortized.

Product Warranty

The Company generally sells products with a limited warranty of product quality and a limited indemnification of customers against intellectual property infringement claims related to the Company’s products. The Company accrues for known warranty and indemnification issues if a loss is probable and can be reasonably estimated, and accrues for estimated incurred but unidentified issues based on historical activity. As of December 25, 2004, we had a warranty reserve of $1,030,000. For the fiscal years 2004, 2003 and 2002 our warranty expense was approximately $1,045,000, $993,000 and $676,000 respectively.

KOPIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Foreign Currency

Assets and liabilities of non-U.S. operations are translated into U.S. dollars at year end exchange rates, and revenues and expenses at average rates prevailing during the year. Resulting translation adjustments are accumulated as part of accumulated other comprehensive income and aggregate $2,180,700 and $648,536 of unrealized gain at December 25, 2004 and December 31, 2003, respectively. Transaction gains or losses are recognized in income or loss currently. The Company recognized net currency losses of $1,009,317, $113,478 and $337,218 during fiscal years 2004, 2003 and 2002, respectively.

Net Loss Per Share

Basic net loss per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed using the weighted average number of common shares and potential common shares outstanding during the period using the treasury stock method. Potential common shares have not been included in any periods in which the effect would be anti-dilutive. For the fiscal years 2004, 2003 and 2002, stock options exercisable into 9,320,612, 9,438,347 and 9,362,720 shares, respectively, were outstanding but not included in the computation of diluted earnings per share as the net loss for this period would have made their effect antidilutive.

Concentration of Credit Risk

The Company primarily invests its excess cash in government backed and corporate financial instruments management believes to be of high credit worthiness, which bear lower levels of relative credit risk. The Company sells its products to customers worldwide and generally does not require collateral. The Company maintains a reserve for potential credit losses.

Fair Value of Financial Instruments

Financial instruments consist of current assets (except inventories, equipment and prepaid assets) and certain current liabilities. Current assets and current liabilities are carried at cost, which approximates fair value.

Stock-Based Compensation

The Company accounts for its stock-based compensation in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, using the intrinsic-value method. Under APB Opinion No. 25, stock compensation expense is recognized for the excess, if any, of fair value of the award price over the exercise price.

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which requires the recognition of compensation cost for all share-based payments (including employee stock options) at fair value. The standard is effective for interim or annual periods beginning after June 15, 2005. SFAS 123R provides two tentative adoption methods. The first method is a modified prospective transition method whereby a company would recognize share-based employee costs from the beginning of the fiscal period in which the recognition provisions are first applied as if the fair-value-based accounting method had been used to account for all employee awards granted, modified, or settled after the effective date and to any awards that were not fully vested as of the effective date. Measurement and attribution of compensation cost for awards that are unvested as of the effective date of SFAS 123R would be based on the same estimate of the grant-date fair value and the same attribution method used previously under SFAS 123. The second adoption method is a modified retrospective transition method whereby a company would recognize employee compensation cost for periods presented prior to the adoption of SFAS 123R in accordance with the original provisions of SFAS 123; that is, an entity would recognize employee compensation costs in the amounts reported in the pro forma disclosures provided in accordance with SFAS 123. A company would not be permitted to make any changes to those amounts upon adoption of SFAS 123R unless those changes represent a correction

KOPIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of an error. For periods after the date of adoption of SFAS 123R, the modified prospective transition method described above would be applied. The Company currently expects to adopt SFAS 123R in the quarter ending September 24, 2005, using the modified prospective method, although the Company continues to review its options for adoption under this new pronouncement. In addition the Company is considering accelerating the vesting of certain stock options in fiscal year 2005 prior to the effectiveness of SFAS 123R. Based upon the Company’s projection of unvested stock options at the implementation date from stock options granted and outstanding as of December 25, 2004, the Company expects the adoption to result in the recognition of additional compensation expense of approximately $350,000 for the third and fourth quarters of fiscal year 2005.

The following table illustrates the effect on the net loss and net loss per share had the Company used the fair-value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and its amendment to measure employee stock compensation. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in fiscal years 2004, 2003 and 2002: no expected dividend yield; expected volatility of 72.69%; risk-free interest rate of 4.22% in 2004, 4.25% in 2003 and 3.82% in 2002; and expected lives of four years. The weighted-average fair value of options on grant date was $2.75 in 2004, $3.13 in 2003 and $2.77 in 2002.

	Fiscal Year
	2004	2003	2002
Net loss, as reported	$(13,832,016)	$(6,878,258)	$(31,911,318)
Add: Compensation expense included in net loss, as reported	505,243	19,621	—
Less: Total stock-based employee compensation expense determined under fair-value based method for all awards	(5,925,640)	(9,369,602)	(10,317,319)

Pro forma net loss	$(19,252,413)	$(16,228,239)	$(42,228,637)

Earning per share:
Basic, as reported	$(.20)	$(.10)	$(.46)

Basic, pro forma	$(.27)	$(.23)	$(.61)

Diluted, as reported	$(.20)	$(.10)	$(.46)

Diluted, pro forma	$(.27)	$(.23)	$(.61)

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

KOPIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the fourth quarter of fiscal year 2004 we entered into a joint venture agreement which included the transfer of substantially all of the production equipment of our CyberLite LED product line to the joint venture. During the first six months of fiscal year 2005 we will terminate production and research and development activities and transfer the equipment to the joint venture. As a result of these actions the Company recorded a charge of approximately $2,151,000 in the fourth quarter to reduce the CyberLite LED equipment to its estimated fair value of $5.8 million. In addition, because the Optical product line shared certain assets with the HBT transistor product line these shared assets and the HBT transistor product line assets were grouped together and evaluated for future recovery based on the expected cash flows which will be generated by the HBT transistor product line. Based on this evaluation the Company recorded a $3,172,000 impairment charge to reduce the equipment to its estimated fair value.

Severance Costs

The Company recognizes severance costs when incurred. The Company notified 41 employees in February 2005 that their positions will be eliminated within six months.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation, including the presentation of equity losses in unconsolidated affiliates.

Recent Accounting Pronouncements

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 142, “Goodwill and Other Intangible Assets”. This statement changed the accounting for goodwill and indefinite-lived intangible assets from an amortization approach to an impairment-only approach. As a result of the adoption of SFAS No. 142, the Company recorded a transitional goodwill impairment charge of $12.6 million, which is presented as a cumulative effect of accounting change in the consolidated statements of operations. The Company estimated the fair value of the impacted reporting unit using a discounted cash flow model.

KOPIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Effective with the adoption of SFAS No. 142 goodwill amortization was discontinued. Goodwill amortization for periods prior to January 1, 2002 is included in selling, general and administrative expenses. The following tables reconcile net loss and per share results adjusted for the implementation of SFAS No. 142 for all fiscal years presented:

	Fiscal Year
	2004	2003	2002
Net loss	$(13,832,016)	$(6,878,258)	$(31,911,318)
Cumulative effect of accounting change	—	—	12,582,383

Loss before effect of accounting change	(13,832,016)	(6,878,258)	(19,328,935)

Add back: goodwill amortization	—	—	—

Loss after effect of accounting change	$(13,832,016)	$(6,878,258)	$(19,328,935)

	2004	2003	2002
Net loss per share:
Basic	$(.20)	$(.10)	$(.46)

Diluted	$(.20)	$(.10)	$(.46)

Effect of accounting change per share:
Basic	$—	$—	$.18

Diluted	$—	$—	$.18

Loss before effect of accounting change per share:
Basic	$(.20)	$(.10)	$(.28)

Diluted	$(.20)	$(.10)	$(.28)

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151, “Inventory Costs” (“SFAS 151”). SFAS 151 requires abnormal amounts of inventory costs related to idle facility, freight handling and wasted material expenses to be recognized as current period charges. Additionally, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The standard is effective for fiscal years beginning after June 15, 2005. The Company believes the adoption of SFAS 151 will not have a material impact on the consolidated financial statements.

In June 2004, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 02-14, “Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock.” EITF Issue No. 02-14 addresses whether the equity method of accounting applies when an investor does not have an investment in voting common stock of an investee but exercises significant influence through other means. EITF Issue No. 02-14 states that an investor should only apply the equity method of accounting when it has investments in either common stock or in-substance common stock of a corporation, provided that the investor has the ability to exercise significant influence over the operating and financial policies of the investee. The accounting provisions of EITF Issue No. 02-14 are effective for the first quarter of 2005. We do not expect that the adoption of EITF Issue No. 02-14 will have a material effect on our financial statements.

In March 2004, the EITF reached a consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” which provides new guidance for assessing impairment losses on debt and equity investments. Additionally, EITF Issue No. 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the

KOPIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

accounting provisions of EITF Issue No. 03-1; however, the disclosure requirements remain effective and have been adopted for our year ended December 25, 2004. We will evaluate the effect, if any, of EITF Issue No. 03-1 when final guidance is released.

In January 2003 the FASB issued Interpretation No. 46 “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51” (FIN 46). FIN 46 introduces a new consolidation model, the variable interests model, which determines control (and consolidation) based on potential variability in gains and losses of the entity being evaluated for consolidation. In December 2003, the FASB issued Interpretation No. 46(R ) Consolidation of Variable Interest Entities which requires the consolidation of variable interest entities. The Company applied FIN 46(R) beginning January 1, 2004 and the adoption of FIN 46(R) did not have an impact on the Company’s financial statements.

2.    Property, Plant and Equipment

Property, plant and equipment consisted of the following at December 25, 2004 and December 31, 2003:

	Fiscal Year
	2004	2003
Land	$918,725	$805,528
Buildings	2,570,951	2,130,400
Equipment	43,617,700	61,442,351
Leasehold improvements	13,255,633	13,396,112
Furniture and fixtures	298,495	284,894
Equipment under construction	657,273	257,404

	61,318,777	78,316,689
Accumulated depreciation and amortization	(49,703,144)	(47,308,286)

	$11,615,633	$31,008,403

In the fourth quarter of fiscal year 2004 the Company entered into a joint venture, KO-BRITE, with a Taiwanese-based light emitting diode (LED) manufacturer, Kopin Taiwan Corp. and financial investors, in which the Company transferred it CyberLite™ LED technology and production know-how and $3 million of cash for a 23% interest in KO-BRITE. Subsequent to its formation, KO-BRITE entered into agreements with the Company to purchase certain equipment and have the Company perform research and training activities with KO-BRITE employees until KO-BRITE’s facilities were constructed and ready to receive the equipment. The Company will receive approximately $5.8 million for the equipment and $1.7 million for research and training activities as the equipment is transferred and the services are performed. The Company plans to discontinue manufacturing LEDs by March 31, 2005 and terminate all development activities by July 2005. In connection with the discontinuance of CyberLite LED manufacturing and development activities the Company terminated the employment of 41 employees and estimates that it will incur severance and termination benefits in the range of $300,000 to $400,000 in the first six months of fiscal year 2005. Kopin does retain the right to market KO-BRITE’s LEDs in the United States of America and to certain Japanese customers. For the fiscal years 2004 and 2003 our CyberLite LED sales were $2.3 million and $5.8 million, respectively.

In connection with the joint venture agreement discussed above the Company entered into an agreement to sell certain assets of its CyberLite LED product line and discontinued the use of the remaining CyberLite LED product line assets. As a result of these actions the Company recorded a charge of approximately $2.1 million in

KOPIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the fourth quarter of fiscal year 2004 to reduce the equipment to be sold to its fair value of $5.8 million. These assets are included on the consolidated balance sheet as “Optical equipment to be transferred to joint venture”. In addition, because the CyberLite LED product line assets were operated in a facility with some of the HBT transistor product line assets the facility assets (primarily leasehold improvements) were grouped with all HBT product line assets and evaluated for future recovery based on the cash flows anticipated to be generated by the HBT product line assets. Based on this evaluation the Company recorded a $3.2 million impairment charge to reduce the HBT product line assets to their estimated fair value. The $2.1 million equipment write down and the $3.2 million impairment charge are shown as a $5.3 million impairment charge in the statement of operations.

Depreciation expense for the fiscal years 2004, 2003 and 2002 was $9,472,000, $9,033,000 and $8,807,000, respectively.

3.    Other Current and Non-Current Assets

Other assets consist primarily of the Company’s investment in Micrel, Inc. and non-marketable equity securities in various companies and notes receivable.

Micrel

During the second quarter of 2001, the Company exchanged its interest in Kendin for shares of Micrel Incorporated (Micrel), as part of Micrel’s acquisition of Kendin, During the second quarter of fiscal year 2002, as the result of the lapse of a contingency period related to the sale of Kendin, the Company received 115,448 shares of Micrel common stock which were previously held in escrow. Also during the quarter the Company sold 249,448 shares of Micrel and recognized a net loss of approximately $101,000 on these transactions. During the fourth quarter of 2002 the Company sold 150,000 shares of Micrel and recorded a loss on the disposition of approximately $2,525,000.

On December 31, 2002 the closing price of Micrel’s common stock was $8.98 per share. As a result of the continuing decline in the price of Micrel common stock the Company recognized an-other-than temporary impairment charge of $10,211,000 to record the Micrel investment at fair value.

During the third quarter of fiscal year 2003 the Company sold 100,000 shares of Micrel and recorded a gain on the disposition of approximately $300,000.

The gains and losses recognized from the exchange of the Micrel investment and subsequent activity related to Micrel is included in other income and expense for the fiscal years 2003 and 2002. Since the receipt of the Micrel shares the Company has sold approximately 700,000 shares for total proceeds of $13,443,000. As of December 25, 2004, the Company held approximately 400,000 shares of Micrel common stock with a market value of approximately $4,350,000 and an adjusted cost basis of approximately $3,606,000.

Non-Marketable Securities

At December 25, 2004, the Company has a 40% interest in Kopin Taiwan Corp (KTC), which is accounted for using the equity method and had a carrying value of $0. The Company has manufactured products for KTC to sell to its customers and KTC manufactures product for us to sell to our customers. In addition, we provide technical services to KTC and sell raw substrates. For the fiscal years 2004, 2003 and 2002 the Company had product sales of approximately $2,143,000, $2,709,000 and $392,000, respectively, to KTC. For the fiscal years 2004, 2003 and 2002 the Company had purchases of approximately $1,822,000, $970,000 and $10,000, respectively, from KTC. For the fiscal years 2004, 2003 and 2002 we recorded losses of $778,000, $1,366,000,

KOPIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and $949,000, respectively, in “Equity losses in unconsolidated affiliates” in the statement of operations, which represented our ownership percentage of KTC’s operating results. At December 25, 2004 and December 31, 2003, the Company was owed approximately $447,000 and $496,000, respectively, from KTC. At December 25, 2004 and December 31, 2003, the Company owed KTC approximately $1,194,000 and $344,000, respectively. One of the Company’s Directors is chairman of KTC and owns approximately 1% of the outstanding common stock of KTC.

Summarized financial information for KTC for the years ended December 31, is as follows:

	2004	2003	2002
Current assets	$9,322,000	$6,977,000	$6,796,000
Non current assets	19,574,000	17,865,000	19,257,000
Current liabilities	940,000	1,194,000	385,000
Non current liabilities	6,254,000	586,000	154,000
Revenues	3,548,000	2,860,000	286,000
Gross (loss) profit	(1,037,000)	(1,343,000)	27,000
Loss from operations	(3,188,000)	(2,979,000)	(2,575,000)
Net loss	($3,162,000)	($2,863,000)	($2,246,000)

At December 25, 2004, the Company had an investment in a company with a carrying value of approximately $2,896,000. The Company made investments of $1,338,081 in fiscal year 2004 and $1,622,000 in fiscal years 2003 and 2002. The Company’s Chief Executive Officer is a founder and board member of this company and owns approximately 4.10% of this company. Certain directors and an officer of the Company have also invested in this company and their ownership ranges from 0.1% to 1.1%.

Certain officers and directors have invested in some of the Company’s investee companies, including Micrel. The Company has a loan to a non-officer employee for $170,000 at December 25, 2004 which is due in 2005.

4.    Stockholders’ Equity

In December 2003, the Company issued 272,500 shares of restricted stock to certain employees. Each award requires the employee to fulfill certain obligations including remaining employed by the Company for periods of either two or four years (the “Restriction Period”). In connection with the issuance of the awards the Company recorded the issuance of 272,500 shares of common stock at an issuance value of $5.29 and a deferred compensation expense of $1,442,000, which will be amortized over the Restriction Period. For the fiscal year 2004 and 2003 the Company recorded stock compensation expense of $496,976 and $19,621.

On December 27, 2004 the Company granted 234,000 shares of restricted stock. The restrictions on the shares of stock lapse at a rate of 25% on each on the next four anniversaries of the date of grant.

The Company has an ongoing authorization, as amended, from the Board of Directors to repurchase Kopin’s common stock in open market or negotiated transactions. As of December 25, 2004 the Company was authorized to repurchase up to $14,328,765 worth of the Company’s stock. During the fiscal year 2004 the Company repurchased 182,100 shares of its stock for $671,235, an average of $3.69 per share.

At December 25, 2004, the Company has reserved 2,163,764 shares of common stock for issuance under the Company’s stock award plans.

KOPIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.    Revenues

Revenues by product group consisted of approximately the following:

	Fiscal Year
	2004	2003	2002
III-V	$38,172,000	$32,915,000	$32,679,000
Display	49,109,000	43,637,000	44,122,000

Total revenues	$87,281,000	$76,552,000	$76,801,000

6.    Concentrations of Risk

Financial instruments that potentially subject the Company to concentration of credit risk other than marketable securities consist principally of trade accounts receivable. Trade receivables are primarily derived from sales to manufacturers of consumer electronic devices and wireless components. Ongoing credit evaluations of customers’ financial condition are performed and collateral, such as letters of credit, are required when deemed necessary. The following table depicts the customer’s trade receivable balance as a percentage of gross trade receivables for the year indicated.

Customer	Percent of Gross Trade Receivable
	Fiscal Year
	2004	2003
Elcan Texas Optical Technologies.	18%	0%
Matsushita Electric Corp. (Panasonic)	0	10
Skyworks Solutions, Inc.	36	25
Samsung Electronics	7	18
Victor Company of Japan (JVC)	18	10

Sales to significant customers, for fiscal years 2004, 2003 and 2002, as a percentage of total revenues were as follows: (The symbol “*” indicates that sales to that customer were less than 10% of the Company’s total revenues.)

Customer	Percent of Total Revenue
	Fiscal Year
	2004	2003	2002
Skyworks Solutions, Inc.	31%	20%	26%
Samsung Electronics	28	33	26
Victor Company of Japan (JVC)	*	12	15
Matsushita Electric Corp. (Panasonic)	*	*	13

Sales to foreign customers, as determined by the location of the customer, during the fiscal years 2004, 2003 and 2002 were approximately 50%, 55% and 61%, respectively, of our revenue. Revenues from customers located in Japan for 2004, 2003 and 2002 were approximately 17%, 20% and 30% respectively, of our revenue. Revenues from customers located in Korea were approximately 29%, 33% and 29% of our revenue in fiscal year 2004, 2003 and 2002, respectively.

KOPIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Long-lived assets by geographic area are as follows:

	Fiscal Years
	2004	2003
United States of America	$7,676,307	$27,087,213
Republic of Korea	3,939,326	3,921,190

	$11,615,633	$31,008,403

7.    Income Taxes

As of December 25, 2004, the Company has available for tax purposes federal net operating loss carryforwards of approximately $62,000,000, expiring through 2024. Deferred taxes are provided to recognize the effect of temporary differences between tax and financial reporting. Deferred income tax assets and liabilities consist of the following:

	Fiscal Years
	2004	2003
Deferred tax assets:
Net operating loss carryforwards	$21,641,000	$20,733,000
Research and development expenses	—	309,000
Amortization of intangible asset	6,121,000	6,121,000
Equipment	5,492,000	3,590,000
Investments	5,021,000	5,052,000
Other	5,456,000	4,088,000

	$43,731,000	$39,893,000

Deferred tax liabilities:
Patent costs	$888,000	$888,000
Depreciation	3,016,000	3,665,000

	3,904,000	4,553,000

Net deferred tax assets	39,827,000	35,340,000
Valuation allowance	(39,827,000)	(35,340,000)

	$—	$—

The provision for income taxes consists of the following for the fiscal years indicated:

	Fiscal Year
	2004	2003	2002
Current
Federal	$(1,652,000)	$(2,713,000)	$3,777,000
State	(283,000)	(561,000)	781,000
Foreign	110,000	209,000	244,000
Expiration of net operating losses	744,000	938,000	46,000
Deferred
Federal	(2,793,000)	(332,000)	(13,979,000)
State	(723,000)	(68,000)	(2,840,000)
Change in valuation allowance	4,487,000	2,527,000	11,971,000

	$110,000	$—	$—

KOPIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The actual income tax benefit reported from operations are different than those which would have been computed by applying the federal statutory tax rate to loss before income tax benefit. A reconciliation of income tax benefit as computed at the U.S. Federal statutory income tax rate to the provision for income tax benefit as follows:

	Fiscal Year
	2004	2003	2002
Tax benefit at U.S. statutory rates	($4,840,000)	($2,395,000)	($11,183,000)
Foreign tax rate difference	(199,000)	(560,000)	(744,000)
Expiration of net operating loss carryforward	744,000	938,000	46,000
Nondeductible expenses	(82,000)	(519,000)	(367,000)
Other, net	—	9,000	277,000
Change in valuation allowance	4,487,000	2,527,000	11,971,000

	$110,000	$—	$—

Pretax foreign earnings were $845,000, $2,198,000 and $2,126,000 for the fiscal years 2004, 2003 and 2002, respectively. The Company has not received any remittance of any earnings from its foreign operations. U.S. income taxes were not provided for on a cumulative total of approximately $6 million of undistributed earnings of our Korean subsidiary. The Company intends to reinvest these earnings in operations outside the U.S. for the foreseeable future.

8.    Stock Options

The Company’s 1992 Stock Option Plan (the 1992 Plan), which expired on December 31, 2001, permitted the granting of both nonqualified stock options and incentive stock options and covered 15,000,000 shares of common stock (including shares issued upon exercise of options granted pursuant the Company’s 1985 Stock Option Plan). In 2001 the Company adopted a 2001 Equity Incentive Plan (the Equity Plan) and a 2001 Supplemental Equity Plan (the Supplemental Plan). The Equity Plan as amended permits the granting of both nonqualified and incentive stock options and restricted stock awards. The Equity Plan covers 5,000,000 shares of common stock which may be issued to employees and members of the Board of Directors (the “Board”). The Supplemental Plan covers 1,300,000 shares of common stock which may be issued to employees and only permits the issuance of nonqualified stock options and restricted stock awards. The option price of incentive stock options shall not be less than 100% of the fair market value of the stock at the date of grant, or in the case of certain incentive stock options, at 110% of the fair market value at the time of the grant. Options must be exercised within a ten-year period or sooner if so specified within the option agreement. The term and vesting period for restricted stock awards and options granted under plans are determined by the Board’s compensation committee. Restricted stock awards and options granted generally vest over two to four year periods.

In 1994, the Company adopted the Director Stock Option Plan, which provided for 700,000 shares to be issued under this plan. The plan expired in March 2004.

KOPIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For certain options granted, the Company recognizes as compensation expense the excess of the fair market value of the common shares issuable upon exercise of such options over the aggregate exercise price of such options. This compensation expense is amortized ratably over the vesting period of each option. A summary of option activity for the fiscal years indicated is as follows:

	Fiscal Year
	2004		2003		2002
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Balance, beginning of year	9,438,347	$9.03	9,362,720	$9.14	8,826,106	$9.47
Options granted	161,000	4.82	639,750	5.47	1,351,125	4.88
Options forfeited/cancelled	(197,330)	8.23	(182,202)	13.19	(468,972)	9.56
Options exercised	(81,405)	3.06	(381,921)	3.89	(345,539)	3.10

Balance, end of year	9,320,612	9.03	9,438,347	9.03	9,362,720	9.14

Exercisable, end of year	7,784,400		6,661,603		5,575,754

On December 27, 2004 the Company granted an aggregate 388,450 stock options to officers and employees with an option exercise price of $3.75. The options vest at a rate of 25% on each of the next four anniversaries of the date of grant.

The following table summarizes information about stock options outstanding and exercisable at December 25, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.25—$ 3.55	884,267	2.91	$2.74	879,267	$2.76
$ 3.75—$ 4.97	2,445,391	5.69	4.30	1,825,835	4.19
$ 5.00—$ 9.95	2,607,697	7.62	6.47	1,701,591	6.64
$10.25—$13.00	2,128,257	5.46	10.42	2,128,207	10.42
$14.31—$44.88	1,255,000	5.98	25.64	1,249,500	25.69

	9,320,612	5.95	9.03	7,784,400	9.72

9.    Employee Benefit Plan

The Company has an employee benefit plan pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended. The plan allows employees to defer an amount of their annual compensation up to a current maximum of $13,000. The Company will match 50% of all deferred compensation up to a maximum of 3% of each employee’s annual compensation. The amount charged to operations in connection with this plan was approximately $234,000 in fiscal year 2004, $214,000 in fiscal year 2003 and $180,000 in fiscal year 2002.

KOPIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.    Commitments

Leases

The Company leases facilities located in Taunton and Westborough, Massachusetts, Scotts Valley, California, and Columbia, Maryland under non-cancelable operating leases. The Taunton leases expire in 2007 and 2010. The Taunton lease which expires in 2010 may be extended for another 10 year term. The Westborough lease expires in 2008. The Scotts Valley lease terminates in 2007. The Maryland lease expires in 2005. Substantially all real estate taxes, insurance and maintenance expenses under these leases are our obligations and are expensed as incurred. The following is a schedule of minimum rental commitments under non-cancelable operating leases at December 25, 2004:

Fiscal Year ending,	Amount
2005	$1,446,642
2006	1,306,747
2007	1,138,528
2008	581,249
2009	330,000
2010	110,000

Total minimum lease payments	$4,913,166

Amounts incurred under operating leases are recorded as rent expense and aggregated approximately $1,456,000 in fiscal year 2004, $1,418,000 in fiscal year 2003 and $1,691,000 in fiscal year 2002.

Other Agreements

The Company has entered into various license agreements which require payment of royalties based upon a set percentage of product sales, subject, in some cases, to certain minimum amounts. Total royalty expense approximated $15,000 in fiscal year 2004, $15,000 in fiscal year 2003 and $36,000 in fiscal year 2002.

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

In 2004 the Company established a cash bonus plan for officers of the Company which provides for an aggregate of up to $225,000 in bonuses payable to such officers if certain profitability criteria are met in 2005.

11.    Litigation

The Company is engaged in legal proceedings arising in the ordinary course of business. We believe the ultimate outcome of these proceedings will not have a material adverse impact on our consolidated financial position, results of operations or cash flows.

KOPIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.    Selected Quarterly Financial Information (Unaudited)

The following table presents summarized financial results for the each of the fiscal quarters of the fiscal year 2004 and fiscal year 2003 (in thousands, except per share data). The Net loss for the 4th Quarter of fiscal year 2004 was impacted by a non-cash impairment charge of $5.3 million for the write-down of assets resulting from the transfer of our LED operations to a newly formed joint venture based in Asia. The net loss was reduced by approximately $1.6 million related to a reduction in allowance for doubtful accounts, lower depreciation expense as compared to previous quarters of fiscal year 2004, a reduction of certain liabilities and a tax reserve.

	Fiscal Year 2004
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenues	$22,358	$23,559	$22,911	$18,453
Gross profit	3,049	2,956	5,078	1,903
Net loss	(3,382)	(2,336)	(1,121)	(6,993)
Loss per share—basic	$(.05)	$(.03)	$(.02)	$(.10)
Loss per share—diluted	$(.05)	$(.03)	$(.02)	$(.10)

	Fiscal Year 2003
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenues	$18,049	$19,868	$17,514	$21,121
Gross profit	2,990	4,630	2,450	4,860
Net loss	(2,237)	(1,001)	(3,026)	(614)
Loss per share—basic	$(.03)	$(.01)	$(.04)	$(.01)
Loss per share—diluted	$(.03)	$(.01)	$(.04)	$(.01)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 25, 2005

KOPIN CORPORATION

By:	/s/ JOHN C.C. FAN
John C.C. Fan Chairman of the Board, Chief Executive Officer, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN C.C. FAN John C.C. Fan	Chairman of the Board, Chief Executive Officer, President and Director (Principal Executive Officer)	March 25, 2005

/s/ DAVID E. BROOK David E. Brook	Director	March 25, 2005

/s/ MORTON COLLINS Morton Collins	Director	March 25, 2005

/s/ ANDREW H. CHAPMAN Andrew H. Chapman	Director	March 25, 2005

/s/ CHI CHIA HSIEH Chi Chia Hsieh	Director	March 25, 2005

/s/ MICHAEL A. WALL Michael A. Wall	Director	March 25, 2005

/s/ MICHAEL J. LANDINE Michael J. Landine	Director	March 25, 2005

/s/ RICHARD A. SNEIDER Richard A. Sneider	Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)	March 25, 2005

KOPIN CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Fiscal Years Ended December 25, 2004 and December 31, 2003 and 2002

Description	Balance at Beginning of Year	Additions Charged to Income	Deductions from Reserve	Balance at End of Year
Reserve deducted from assets—allowance for doubtful accounts:
2002	$1,350,000	—	(150,000)	$1,200,000
2003	1,200,000	—	—	1,200,000
2004	1,200,000	—	(850,000)	350,000

INDEX TO EXHIBITS

Exhibits		Sequential page number

3.1	Amended and Restated Certificate of Incorporation	(2)

3.2	Amendment to Certificate of Incorporation	(7)

3.3	Amendment to Certificate of Incorporation	(7)

3.4	Second Amended and Restated By-laws	(10)

3.5	First Amendment to Second Amended and Restated By-laws	(11)

4	Specimen Certificate of Common Stock	(1)

10.1	Form of Employee Agreement with Respect to Inventions and Proprietary Information	(1)

10.2	1985 Incentive Stock Option Plan, as amended	(1)*

10.3	Amended and Restated 1992 Stock Option Plan	(2)*

10.4	1992 Stock Option Plan Amendment	(7)*

10.5	1992 Stock Option Plan Amendment	(8)*

10.6	2001 Equity Incentive Plan	(9)*

10.7	Kopin Corporation 2001 Equity Incentive Plan Amendment	(13)*

10.8	Kopin Corporation 2001 Equity Incentive Plan Amendment	(14)*

10.9	Kopin Corporation 2001 Equity Incentive Plan Amendment	(15)*

10.10	2001 Supplemental Equity Incentive Plan	(8)*

10.11	Form of Key Employee Stock Purchase Agreement	(1)*

10.12	License Agreement by and between the Company and Massachusetts Institute of Technology dated April 22, 1985, as amended	(1)

10.13	Facility Lease, by and between the Company and Massachusetts Technology Park Corporation, dated October 15, 1993	(3)

10.14	Master Sublease—Purchase Agreement, by and between the Company and Massachusetts Industrial Finance Agency, dated June 23, 1994	(4)

10.15	Contract by and between the Company and the United States Department of Commerce, dated April 25,1995	(5)

10.16	Cooperative Research and Development Agreement, by and between the Company and Massachusetts Institute of Technology Lincoln Laboratory, dated June 21, 1995 (confidential portions on file with the Commission)	(5)

10.17	Letter Agreement, by and between the Company and United Microelectronics Corporation, dated November 29, 1995 (confidential portions on file with the Commission)	(5)

10.18	Joint Venture Agreement, by and among the Company, Kowon Technology Co., Ltd., and Korean Investors, dated as of March 3, 1998	(6)

10.19	Fifth Amended and Restated Employment Agreement between the Company and Dr. John C.C. Fan, dated as of February 20, 2004	(12)*

10.20	Kopin Corporation Fiscal Year 2005 Cash Bonus Plan	*

10.21	Joint Venture Agreement for Kopin Corporation, Bright LED and KTC, dated November 12, 2004

Exhibits		Sequential page number

10.22	Kopin Corporation Form of Stock Option Agreement under 2001 Equity Incentive Plan	*

10.23	Kopin Corporation 2001 Equity Incentive Plan Form of Restricted Stock Purchase Agreement	*

21.1	Subsidiaries of Kopin Corporation

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan required to be filed as an Exhibit to this Form 10-K.
(1)	Filed as an exhibit to Registration Statement on Form S-1, File No. 33-45853, and incorporated herein by reference.
(2)	Filed as an exhibit to Registration Statement on Form S-1, File No. 33-57450, and incorporated herein by reference.
(3)	Filed as an exhibit to Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference.
(4)	Filed as an exhibit to Quarterly Report on Form 10-Q for the quarterly period ended July 2, 1994 and incorporated herein by reference.
(5)	Filed as an exhibit to Annual Report on Form 10-K for the fiscal year ended December 31, 1995 and incorporated herein by reference.
(6)	Filed as an exhibit to Annual Report on Form 10-Q for the quarterly period ended June 27, 1998 and incorporated herein by reference.
(7)	Filed as an exhibit to Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2000 and incorporated herein by reference.
(8)	Filed as an exhibit to Registration Statement on Form S-8 and incorporated herein by reference.
(9)	Filed as an appendix to Proxy Statement filed on April 20, 2001 and incorporated herein by reference.
(10)	Filed as an exhibit to Annual Report on Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference.
(11)	Filed as an exhibit to Current Report on Form 8-K filed on December 17, 2004 and incorporated herein by reference.
(12)	Filed as an exhibit to Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference.
(13)	Filed as an exhibit to Registration Statement on Form S-8 filed on August 16, 2002 and incorporated herein by reference.
(14)	Filed as an appendix to Registration Statement on Form S-8 filed on March 15, 2004 and incorporated herein by reference.
(15)	Filed as an exhibit to Registration Statement on Form S-8 filed on May 10, 2004 and incorporated herein by reference.
(16)	Filed as an exhibit to Current Report on Form 8-K filed on December 17, 2004 and incorporated herein by reference.