Form 10-Q
period 2005-03-26
KOPIN CORP
filed 2005-05-05
CIK 771266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15d

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 26, 2005

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each issuer’s classes of common stock, as of the latest practicable date

Class	Outstanding as of May 2, 2005
Common Stock, par value $.01	70,389,640

Kopin Corporation

RISK FACTORS

This Form 10-Q report contains forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995, including without limitation statements made relating to our expectation regarding our revenues derived from Skyworks Solutions, Samsung and JVC; our belief that the camcorder market, and sales of camcorders, will decline over the next few years; our expectation that prices of our HBT transistor will decline by approximately 15% during fiscal year 2005; our expected adoption of SFAS 123R in the quarter ending April 1, 2006; our expectation that the prices of our commercial products will decline approximately 8-10% in fiscal year 2005; our expectation that sale prices of our commercial displays will decline, and military product sales will increase, in fiscal year 2005; our belief that we will need to increase sales in applications other than wireless handsets and camcorders to generate revenue growth in our HBT and CyberDisplay product lines; our expectation that further CyberLite LED research and development activities will occur at the KO-BRITE facility; our belief that our available cash resources will support our operations and capital needs for at least the next 12 months; our expectation that we will expend between $2.0 and $4.0 million on capital expenditures over the next 12 months; our belief that our adoption of SFAS 151 will not have a material impact on our consolidated financial statements; and our belief that the effect of possible near-term changes in interests rates on our financial position, results of operations and cash flows should not be material. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industries in which we operate, management’s beliefs, and assumptions made by management. In addition, other written or oral statements which constitute forward-looking statements may be made by or on behalf of us. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “could”, “seeks”, “estimates”, variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements, whether as a result of new information, future events or otherwise. Factors that could cause or contribute to such differences in outcomes and results, include, but are not limited to, those discussed below and those set forth in our periodic filings filed with the Securities and Exchange Commission, including without limitation our Annual Report on Form 10-K for the fiscal year ended December 25, 2004.

Failure to achieve and maintain effective internal controls could have a material adverse effect on our business, operating results and stock price. Our management is required to periodically evaluate the design and effectiveness of our disclosure controls and procedures. During the course of its evaluation for the year ended December 25, 2004, our management identified a material weakness in our application of generally accepted accounting standards. In addition, we have documented and tested our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires our management to annually assess the effectiveness of our internal control over financial reporting. During the course of our testing we identified the need to increase the number of accounting staff with knowledge of Securities and Exchange Commission rules and regulations and generally accepted accounting standards. Any failure to implement or difficulties experienced in implementing, improved controls or any failure to maintain existing effective controls could have a material adverse effect on our business, operating results and stock price. As a result of the material weakness described above, the Company’s disclosure controls and procedures were not effective as of December 25, 2004 and March 26, 2005, which could result in a material misstatement in our annual and interim financial statements.

We have experienced a history of losses and have a significant accumulated deficit. Since inception, we have incurred significant net operating losses. As of March 26, 2005 we had an accumulated deficit of $124.6 million. There can be no assurance that we will continue to achieve or maintain profitability in the future.

Our revenue and cash flow could be negatively affected by the loss of any of the few customers who account for a substantial portion of our revenues. A few customers account for a substantial portion of our revenues. The table below indicates what the percentages of our total revenues were from a particular customer in a given year. The symbol “*” indicates that sales to that particular customer for the given year were below 10 percent of our total revenues. Skyworks Solutions, Inc. was formed through the merger of Conexant Systems’ wireless division and Alpha Industries in 2002. The sales to Skyworks Solutions as a percent of Kopin’s total revenues described below are on a pro forma basis assuming the merger occurred on January 1, 2002.

Customer	Sales as a Percent of Total Revenue
	2004	2003	2002
Skyworks Solutions, Inc.	31%	20%	26%
Samsung Electronics	28	33	26
Matsushita Electric Corp. (Panasonic)	*	*	13
Victor Company of Japan (JVC)	*	12	15
United States Government	2	2	3

We anticipate that sales to Skyworks Solutions, Samsung and JVC will continue to represent a significant portion of our revenues for the near future. We believe that historically we have provided Skyworks Solutions with the vast majority of its HBT transistor wafers. Our primary competition for display sales to Samsung is Sony, which has recently entered into various business arrangements with Samsung, including sharing technology and manufacturing resources. To the extent Samsung and Sony expand their business relationship our display sales to Samsung could decline. A reduction or delay in orders from any of our significant customers, particularly Skyworks Solutions and Samsung, would materially reduce our revenue and cash flow and adversely affect our ability to achieve or maintain profitability in the future.

We may be unable to increase revenues from CyberDisplay™ products if new products and applications are not developed. CyberDisplay revenues for the fiscal years 2004, 2003 and 2002 were $49.1 million, $43.6 million and $44.1 million, respectively. The change in CyberDisplay revenues has resulted primarily from an increase in sales of our displays to the thermal weapon sights and digital still camera markets, offset by a decrease in the average sales price of our CyberDisplay product to customers for use in camcorders. During the fourth quarter of fiscal year 2004 we entered into our annual price negotiations with our commercial display customers for fiscal year 2005 deliveries. The preliminary discussions indicate that our competition is dramatically reducing their prices and we believe the average sales price of our displays to commercial customers will decline in order to remain competitive in the market place. We believe we have captured significant market share in the camcorder market; however, we believe the camcorder market will decline over the next few years as new technologies, particularly digital video recorders, enter the market. Accordingly, if we are unable to expand into new markets, our revenues from CyberDisplay products may not grow, which may impact our ability to achieve or maintain profitability in the future.

In fiscal year 2004 we had initial sales of our display products into the thermal weapon sight and digital still camera markets. We have very limited experience in selling displays into these markets. We believe our success in penetrating these markets will significantly impact our ability to increase sales of CyberDisplays. In addition, our thermal weapon sight products have a higher gross margin than our commercial display products and our success in increasing sales of thermal weapon sight products will significantly impact our ability to achieve or maintain profitability. Accordingly, if we are unable to successfully sell our display products to digital still camera and thermal weapon sight makers, we may be unable to grow CyberDisplay revenues and our ability to achieve or maintain profitability will be adversely affected.

Our ability to offer and manufacture higher level CyberDisplay assemblies and modules will impact our ability to increase revenues and achieve or maintain profitability. An important factor in our ability to expand into new markets, such as digital still cameras and thermal weapon sights, will be the development of new display products, which offer enhanced features, have higher or lower resolution than current displays offered or are sold at a cheaper price. These products will require more complex integration of a greater variety of components than we currently use for our current display products. They will require us to invest in additional engineering and manufacturing capability. Accordingly, if we are unable to develop and market these new display products or if we are unable to manufacture them in a cost-effective manner, our revenues may not grow and we may not be able to achieve or maintain profitability.

Our competitors can provide integrated solutions. Many portable consumer electronic devices, including camcorders and digital still cameras, have two displays for viewing images, an electronic view finder and a flip-out or group view display. We provide the display, which is used as the electronic view finder. Our competitors may offer both displays and both displays may be run by the same interface electronics. A customer who buys our display is required to buy the flip-out or group view display from another vendor who may compete with us. This may require our customer to purchase additional interface electronics to run our display. Our competitors may be able to offer a bundled solution of both displays and the interface electronics cheaper than the cost of buying our display and the other display and the interface electronics separately. If we are unable to offer displays with sufficient performance advantages over other displays to justify the additional cost of buying individual components versus a bundled solution or if our customers can not procure cost efficient interface electronics to run our display products we may lose market share or be unable to grow our business which in turn would adversely affect our ability to achieve or maintain profitability.

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

In addition, our customers may be reluctant to rely upon a relatively small company such as ours for a critical component. We cannot assure investors that prospective customers will adopt our CyberDisplay products or that consumers will accept our CyberDisplay products in future applications. If we fail to achieve market acceptance of our CyberDisplay products, our business may not be successful and we may not be able to achieve or maintain profitability.

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

One of the foundries and several other third parties with which we do business are located in Taiwan. Due to the earthquake that occurred in Taiwan in 1999 and the typhoon that occurred in Taiwan in September 2001, many Taiwanese companies, including the Taiwanese foundry we use, experienced related business interruptions. Our business could suffer significantly if either of the foundries we use had operations which were disrupted for an extended period of time, due to natural disaster, political unrest or otherwise. In addition, our CyberDisplays are manufactured on 6-inch silicon wafers. State of the art silicon production uses 8-inch wafers. We cannot be assured that if the 6-inch manufacturing facilities we use were damaged they would be restored. If the 6-inch production facilities were not restored we may be required to redesign our displays so that they can be manufactured on an 8-inch production line. If the displays had to be redesigned we may have to have the displays re-qualified by our customers, which would adversely affect our business until such qualification is complete.

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

If we are unable to significantly increase our unit sales volume and reduce our production costs, our business will suffer. Our III-V and CyberDisplay product lines currently have significant fixed costs and our ability to achieve or maintain profitability depends upon achieving significant sales volumes and higher gross profit margins. Our heterojunction bipolar transistor (HBT) products comprise our III-V product group. If we are unable to increase our III-V and CyberDisplay production levels and reduce manufacturing costs, we may lose customer orders and our business will be unprofitable.

We may be unable to increase revenues from HBT transistor wafers if new product applications are not developed. A critical market for our HBTs is wireless handsets. The growth rate of the wireless handset market has been very unpredictable over the last several years. We expect prices of our HBT transistor will decline by approximately 10 percent during fiscal year 2005. If the wireless handset market grows in the range of 5 to 10 percent for the fiscal year 2005 we would not expect HBT revenues to increase and may decrease unless we increase our market share or new markets are developed or if we lose any of our customers or such customers reduce their orders from us. Accordingly, if we are unable to find additional applications for our HBT transistor wafers or increase our market share, our HBT transistor revenue may not grow and such absence of growth may impact our ability to achieve or maintain profitability.

We generally do not have long-term contracts with our CyberDisplay customers, which makes forecasting our revenues and operating results difficult. We generally do not enter into agreements with our customers obligating them to purchase our products. Our business is characterized by short-term purchase orders and shipment schedules and we generally permit orders to be canceled or rescheduled before shipment without significant penalty. As a result, our customers may cease purchasing our products at any time, which makes forecasting our revenues difficult. In addition, due to the absence of substantial non-cancelable backlog, we typically plan our production and inventory levels based on internal forecasts of customer demand, which are highly unpredictable and can fluctuate substantially. Our operating results are difficult to forecast because we are continuing to invest in capital equipment and increasing our operating expenses for new product development. If we fail to accurately forecast our revenues and operating results, our business may not be successful and the value of investors’ investment in us may decline.

We may not be able to realize any profits under a multi-year supply agreement with a significant HBT customer. In October 2003 we amended a supply agreement with a significant HBT customer that expires in July 2006. Under the terms of this agreement we agreed to maintain capacity levels for manufacturing HBT wafers and we committed to a declining pricing schedule. The agreement also requires us to give prior notice if we exit our HBT product line. In consideration for this agreement the customer agreed to source 100% of its HBT wafer needs from us subject to the customer’s right to source HBT wafers from other sources if we are unable to meet its requirements under certain circumstances. We agreed that failure to meet our supply obligations under the agreement would allow our customer to obtain court ordered specific performance. If we do not perform we could then be liable for monetary damages up to a maximum of $45 million. The agreement obligates us to provide wafers at preset prices and as a result, our ability to make a profit under this agreement will be subject to fluctuations in the prices of raw materials and to any increase in costs of goods or services required for us to perform under the agreement. If we are unable to manufacture the HBT wafers below these preset prices we may not be able to achieve or maintain profitability.

We may have to record additional impairment losses. In fiscal year 2004 we entered into an agreement to transfer our CyberLite LED operations into a joint venture. Our CyberLite LED operations were performed in our 200 John Hancock facility. In addition, a portion of our III-V product line operations were performed in our 200 John Hancock facility. With the discontinuance of the CyberLite LED operations the recoverability of the 200 John

Hancock leasehold improvement assets will be evaluated based on the cash flow from our III-V product line. In fiscal year 2004, based upon forecasted cash flow of our III-V product line, we recorded an impairment charge of $3.2 million. The forecast also indicated that a future impairment charge may be necessary in the future unless the cash flows from our III-V product line continue at current levels.

We may record additional losses from our investment in the KO-BRITE joint venture which may impact our ability to achieve or maintain profitability. We account for our investment in our KO-BRITE joint venture using the equity method which requires us to record our proportional share of their operating results up to the amount we have invested, which was $3 million during the period ended March 26, 2005. In the period ended March 26, 2005 we recorded $149,508 of losses from the KO-BRITE joint venture. We anticipate that the joint venture will incur additional losses in the near term. If the joint venture generates operating losses in the future we will record additional losses, which will impact our ability to achieve or maintain profitability.

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

We may be unable to modify our products to meet regulatory or customer requirements. From time to time our products are subject to new domestic and international requirements such as the European Union’s Restriction on Hazardous Substances (RoHS) Directive. If we are unable to comply with these regulations we may not be permitted to ship our products, which would adversely affect our revenue and achieving or maintaining profitability.

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

Part 1: FINANCIAL INFORMATION

Item 1: Condensed Consolidated Financial Statements (unaudited)

KOPIN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 26, 2005	December 25, 2004
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and equivalents	$16,663,712	$17,816,495
Marketable securities, at fair value	91,162,902	94,083,971
Accounts receivable, net of allowance of $437,000 and 1,200,000 in 2005 and 2004, respectively	7,674,283	8,641,703
Accounts receivable from related parties	2,156,099	446,822
Unbilled receivables	674,962	—
Inventory	8,531,178	7,934,955
Prepaid expenses and other current assets	2,011,947	1,572,307
Optical equipment to be transferred to joint venture	5,267,598	5,785,500

Total current assets	134,142,681	136,281,753
Property, plant and equipment	10,826,396	11,615,633
Other assets	10,157,820	7,934,527

Total assets	$155,126,897	$155,831,913

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,223,774	$4,715,094
Accounts payable to related parties	710,325	1,193,994
Accrued payroll and expenses	2,020,687	2,549,057
Accrued warranty	1,030,000	1,030,000
Billings in excess of revenue earned	941,018	1,240,347
Other accrued liabilities	1,956,325	2,136,888

Total current liabilities	12,882,129	12,865,380
Minority interest in subsidiary	3,924,251	3,780,693
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $.01 per share: authorized, 3,000 shares; none issued	—	—
Common stock, par value $.01 per share: authorized, 120,000,000 shares; 70,389,640 shares issued and outstanding in 2005 and 70,130,615 shares issued and outstanding in 2004	703,896	701,306
Additional paid-in capital	264,398,793	263,460,874
Deferred compensation	(1,628,708)	(922,946)
Treasury stock (263,400 and 182,100 shares in 2005 and 2004, respectively, at cost)	(1,626,126)	(671,235)
Accumulated other comprehensive income	1,054,598	2,370,967
Accumulated deficit	(124,581,936)	(125,753,126)

Total stockholders’ equity	138,320,517	139,185,840

Total liabilities and stockholders’ equity	$155,126,897	$155,831,913

See notes to condensed consolidated financial statements.

KOPIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended
	March 26, 2005	March 27, 2004
Revenues:
Net product revenues	$17,265,298	$22,132,996
Research and development revenues	1,638,634	225,000

	18,903,932	22,357,996
Expenses:
Cost of product revenues	10,903,669	19,083,813
Research and development	3,399,331	3,920,435
Selling, general, and administration	3,263,590	2,948,765
Impairment	517,902	—

	18,084,492	25,953,013

Income (loss) from operations	819,440	(3,595,017)
Other income and (expense):
Interest income	777,249	880,044
Other income	2,364	3,383
Foreign currency transaction loss	(170,174)	(195,028)
Interest and other expense	(31,994)	(3,056)

	577,445	685,343

Income (loss) before minority interest in income of subsidiary, income taxes and equity losses in unconsolidated affiliates	1,396,885	(2,909,674)
Minority interest in income of subsidiary	(43,947)	(104,678)

Income (loss) before income taxes and equity losses in unconsolidated affiliates	1,352,938	(3,014,352)
Tax provision	(32,240)	(67,556)

Income (loss) before equity losses in unconsolidated affiliates	1,320,698	(3,081,908)

Equity loss in unconsolidated affiliates	(149,508)	(300,000)

Net income (loss)	$1,171,190	$(3,381,908)

Net income (loss) per share:
Basic	$.02	$(.05)

Diluted	$.02	$(.05)

Weighted average number of common shares outstanding:
Basic	70,038,749	70,060,233

Diluted	70,244,593	70,060,233

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

	Three Months Ended
	March 26, 2005	March 27, 2004
Net income (loss)	$1,171,190	$(3,381,908)
Foreign currency translation adjustments	272,072	250,763
Unrealized holding loss on marketable securities	(1,588,441)	(468,700)

Comprehensive loss	$(145,179)	$(3,599,845)

See notes to condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Three months ended March 25, 2005 and March 27, 2004

(unaudited)

	Common Stock		Additional Paid-in Capital	Deferred Compensation	Treasury Stock	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares	Amount
Balance, December 31, 2003	70,044,960	$700,449	$263,165,884	$(1,421,904)	$—	$3,213,838	$(111,921,110)	$153,737,157
Exercise of stock options	54,725	547	195,792	—	—	—	—	196,339
Amortization of deferred compensation	—	—		126,133	—	—	—	126,133
Net unrealized holding loss on marketable securities	—	—	—	—	—	(468,700)	—	(468,700)
Foreign currency translation adjustments	—	—	—	—	—	250,763	—	250,763
Net loss	—	—	—	—	—	—	(3,381,908)	(3,381,908)

Balance, March 27, 2004	70,099,685	$700,996	$263,361,676	$(1,295,771)	$—	$2,995,901	$(115,303,018)	$150,459,784

Balance, December 25, 2004	70,130,615	$701,306	$263,460,874	$(922,946)	$(671,235)	$2,370,967	$(125,753,126)	$139,185,840
Exercise of stock options	21,150	211	51,539	—	—	—	—	51,750
Issuance of restricted stock	240,000	2,400	897,600	(900,000)	—	—	—	—
Forfeiture of unvested restricted stock	(2,125)	(21)	(11,220)	11,241	—	—	—	—
Amortization of deferred compensation	—	—	—	182,997	—	—	—	182,997
Net unrealized holding loss on marketable securities	—	—	—	—	—	(1,588,441)	—	(1,588,441)
Foreign currency translation adjustments	—	—	—	—	—	272,072	—	272,072
Treasury stock purchases	—	—	—	—	(954,891)	—	—	(954,891)
Net income	—	—	—	—	—	—	1,171,190	1,171,190

Balance, March 26, 2005	70,389,640	$703,896	$264,398,793	$(1,628,708)	$(1,626,126)	$1,054,598	$(124,581,936)	$138,320,517

See notes to condensed consolidated financial statements.

KOPIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended
	March 26, 2005	March 27, 2004
Cash flows from operating activities:
Net income (loss)	$1,171,190	$(3,381,908)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	944,846	2,466,102
Amortization of interest premium or discount	104,233	134,358
Minority interest in income of subsidiary	43,947	104,678
Equity losses in unconsolidated affiliates	149,508	300,000
Amortization of deferred compensation	182,997	126,133
Impairment charge	517,902	—
Changes in assets and liabilities:
Accounts receivable	(1,899,936)	(2,711,081)
Inventory	(551,533)	(1,963,583)
Prepaid expenses and other current assets	86,664	(778,247)
Accounts payable and accrued expenses	289,068	792,944
Billings in excess of revenue earned	(299,329)	(8,250)

Net cash provided by (used in) operating activities	739,557	(4,918,854)

Cash flows from investing activities:
Proceeds from sale of marketable securities	4,567,363	10,812,825
Purchases of marketable securities	(2,659,496)	(14,126,063)
Other assets	(48,947)	101,153
Investment in KO-BRITE joint venture	(3,000,000)	—
Capital expenditures	(61,580)	(596,464)

Net cash used in investing activities	(1,202,660)	(3,808,549)

Cash flows from financing activities:
Treasury stock purchases	(954,891)	—
Proceeds from exercise of stock options	51,750	196,339

Net cash (used in) provided by financing activities	(903,141)	196,339

Effect of exchange rate changes on cash	213,461	196,270

Net decrease in cash and equivalents	(1,152,783)	(8,334,794)
Cash and equivalents:
Beginning of period	17,816,495	29,144,578

End of period	$16,663,712	$20,809,784

See notes to condensed consolidated financial statements.

KOPIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The condensed consolidated financial statements for the three months ended March 26, 2005 and March 27, 2004 are unaudited and include all adjustments, which, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. All such adjustments are of a normal recurring nature.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Kopin Corporation’s (the “Company”) Annual Report on Form 10-K filed with the Securities and Exchange Commission (File No. 000-19882) for the year ended December 25, 2004.

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

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

2. FOREIGN CURRENCY TRANSLATION

Assets and liabilities of non-U.S. operations are translated into U.S. dollars at period-end exchange rates, and revenues and expenses at rates prevailing during the period. Currency translation adjustments are recorded as part of accumulated other comprehensive income and aggregate $2,453,000 of unrealized income at March 26, 2005. Transaction gains or losses are recognized in income or loss currently.

3. INVENTORY

Inventory is stated at the lower of cost (determined on the first-in, first-out or specific identification method) or market and consists of the following at March 26, 2005 and December 25, 2004:

	March 26, 2005	December 25, 2004
Raw materials	$4,453,644	$4,881,589
Work-in-process	1,551,212	1,431,396
Finished goods	2,526,322	1,621,970

	$8,531,178	$7,934,955

4. NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of common shares and potential common shares outstanding during the period using the treasury stock method. Potential common shares have not been included in any periods in which the effect would be anti-dilutive. For the period ended March 26, 2005, 205,844 shares are included in the diluted earnings per share calculation from the assumed exercise of outstanding stock options. For the period ended March 27, 2004, stock options exercisable into 9,378,372 shares were outstanding but not included in the computation of diluted earnings per share as the net loss for this period would have made their effect antidilutive.

Stock-Based Compensation

The Company accounts for its stock-based compensation in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, using the intrinsic-value method. Under APB Opinion No. 25, stock compensation expense is recognized for the excess, if any, of intrinsic value of the award over the exercise price.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which requires the recognition of compensation cost for all share-based payments (including employee stock options) at grant date fair value. The standard is effective for interim or annual periods beginning after a company’s first fiscal year beginning on or after June 15, 2005. SFAS 123R provides two alternative adoption methods. The first method is a modified prospective transition method whereby a company would recognize share-based employee costs from the beginning of the fiscal period in which the recognition provisions are first applied as if the fair-value-based accounting method had been used to account for all employee awards granted, modified, or settled after the effective date and to any awards that were not fully vested as of the effective date. Measurement and attribution of compensation cost for awards that are unvested as of the effective date of SFAS 123R would be based on the same estimate of the grant-date fair value and the same attribution method used previously under SFAS 123. The second adoption method is a modified retrospective transition method whereby a company would recognize employee compensation cost for periods presented prior to the adoption of SFAS 123R in accordance with the original provisions of SFAS 123; that is, an entity would recognize employee compensation costs in the amounts reported in the pro forma disclosures provided in accordance with SFAS 123. A company would not be permitted to make any changes to those amounts upon adoption of SFAS 123R unless those changes represent a correction of an error. For periods after the date of adoption of SFAS 123R, the modified prospective transition method described above would be applied. The Company currently expects to adopt SFAS 123R beginning in the quarter ending April 1, 2006, using the modified prospective method, although the Company continues to review its options for adoption under this new pronouncement. In addition, the Company is considering accelerating the vesting of certain stock options in fiscal year 2005 prior to the effectiveness of SFAS 123R. The effect of the adoption will be to increase the Company’s stock option compensation expense.

The following table illustrates the effect on the net income (loss) and net income (loss) per share had the Company used the fair-value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and its amendment to measure employee stock compensation. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in the three month periods ending March 26, 2005 and March 27, 2004: no expected dividend yield; expected volatility of 72.69%; risk-free interest rate of 4.22% in 2005 and in 2004; and expected lives of four years. The weighted-average fair value of options on grant date was $2.05 in 2005 and $2.75 in 2004.

	Three Months Ended
	March 26, 2005	March 27, 2004
Net income (loss), as reported	$1,171,190	$(3,381,908)
Add: Amortization of stock-based compensation expense	182,997	126,133
Less: Total stock-based employee compensation expense determined under fair-value based method for all awards	(529,469)	(2,366,620)

Pro forma net income (loss)	$824,718	$(5,622,395)

Net income (loss) per share:
Basic, as reported	$.02	$(.05)

Basic, pro forma	$.01	$(.08)

Diluted, as reported	$.02	$(.05)

Diluted, pro forma	$.01	$(.08)

5. OTHER CURRENT AND NON CURRENT ASSETS

Other assets consist primarily of the Company’s investment in Micrel, Inc. and non-marketable equity securities in various companies and notes receivable.

Micrel

During the second quarter of 2001, the Company exchanged its interest in Kendin for 986,054 shares of Micrel Incorporated (Micrel), as part of Micrel’s acquisition of Kendin. During the second quarter of fiscal year 2002, as the result of the lapse of a contingency period related to the sale of Kendin, the Company received an additional 115,448 shares of Micrel common stock which were previously held in escrow.

Since the receipt of the Micrel shares the Company has sold approximately 700,000 shares for total proceeds of $13,443,000. The gains and losses recognized from the exchange of the Micrel investment and subsequent activity related to Micrel is included in other income and expense. As of March 26, 2005, the Company held approximately 400,000 shares of Micrel common stock with a market value of approximately $3,671,000 and an adjusted cost basis of approximately $3,606,000. The fair value of this investment at December 25, 2004 was $4,350,000.

Non-Marketable Securities

At March 26, 2005, the Company had a 40% interest in Kopin Taiwan Corp (KTC), which is accounted for using the equity method and had a carrying value of $0. The Company has manufactured products for KTC to sell to its customers and KTC manufactures product for us to sell to our customers. In addition, we provide technical services to KTC and sell raw substrates. For the three month periods ended March 26, 2005 and March 27, 2004 the Company had product sales of approximately $324,000 and $474,000, respectively, to KTC. For the three month periods March 26, 2005 and March 27, 2004 the Company had purchases of approximately $382,000 and $0, respectively, from KTC. For the three month period March 27, 2004 we recorded losses of $300,000 in “Equity losses in unconsolidated affiliates” in the statement of operations, which represented our ownership percentage of KTC’s operating results. One of the Company’s Directors is chairman of KTC and owns approximately 1% of the outstanding common stock of KTC.

Summarized financial information for KTC for the three month periods ended March 26, 2005 and March 27, 2004, is as follows:

	March 26, 2005	March 27, 2004
Revenue	$639,000	$416,000
Gross (loss) profit	(266,000)	(365,000)
Loss from operations	(732,000)	(917,000)
Net loss	$(723,000)	$(915,000)

In February 2005 we contributed our CyberLite LED technology, production know-how, and $3.0 million to a joint venture, KO-BRITE. For our contribution, we received a 23% interest in KO-BRITE. In addition, KTC contributed $2.0 million for a 15% interest in KO-BRITE and unrelated investors contributed an additional $9.0 million. KO-BRITE was established under the laws of Mauritius for the purpose of constructing manufacturing operations in China. Subsequent to its establishment, KO-BRITE entered into an agreement which requires it to pay the Company a total of $7.5 million for the transfer of certain equipment and the performance of research and training activities. During the fiscal year ended December 25, 2004, the Company recorded an impairment charge of $2.1 million to write down the optical equipment to its estimated $6.0 million fair value less estimated transfer costs. During the three months ended March 26, 2005, the Company increased its estimate of costs associated with the sale of the equipment. Accordingly, the fair value less costs of sale is estimated to be $5.3 million and the Company recorded an additional $517,902 impairment charge.

KO-BRITE is required to pay the Company upon certain milestones. During the three months ended March 26, 2005, the Company received $750,000 and received an additional $4.5 million in April 2005. An additional $1.5 million is due upon the shipment and installation of the equipment we contributed to the joint venture at the KO-BRITE designated locations, which is scheduled to occur in the second quarter of 2005. The final $750,000 is due upon KO-BRITE achieving certain product performance characteristics as validation of the effective transfer of technology and training of KO-BRITE personnel. As this final deliverable is not within the control of the Company, such revenue will not be recognized until these criteria are achieved, which is currently scheduled to occur in the second half of fiscal 2005. During the three months ended March 26, 2005, we recorded revenue of $650,000 of the $1.5 million total expected payments related to research and development and training services for KO-BRITE.

The Company accounts for our ownership interest in KO-BRITE within results of operations using the equity method. During the quarter ended March 26, 2005 we recorded a loss of $149,508 in “Equity losses in unconsolidated affiliates” in the statement of operations.

At March 26, 2005, the Company had an investment in a company with a carrying value of approximately $2,896,000. The Company made investments of $1,338,081 in fiscal year 2004 and an aggregate $1,622,000 in fiscal years 2003 and 2002. The Company’s Chief Executive Officer is a founder and board member of this company and owns approximately 4.10% of this company. Certain directors and an officer of the Company have also invested in this company and their ownership ranges from 0.1% to 1.1%.

Certain officers and directors have invested in some of the Company’s investee companies, including Micrel. The Company has a loan to a non-officer employee for $170,000 at March 26, 2005 (as permitted under applicable law), which is due in 2005.

One of our directors is also a member of the Board of Directors of one of our customers. This director does not sit on any committees of the Company.

6. STOCKHOLDERS’ EQUITY

In December 2003, the Company issued 272,500 shares of restricted stock to certain employees. In connection with the issuance of these awards the Company recorded the issuance of 272,500 shares of common stock at an issuance value of $5.29 and a deferred compensation expense of $1,442,000. On December 27, 2004 the Company granted 240,000 shares of restricted stock to certain employees. In connection with the issuance of these awards the Company recorded the issuance of 240,000 shares of common stock at an issuance value of $3.75 and a deferred compensation expense of $900,000. Each award requires the employee to fulfill certain obligations, including remaining employed by the Company for periods of either two or four years (the “Restriction Period”). However, for 200,000 of the 240,000 shares issued on December 27, 2004, the restriction will lapse immediately upon the Company achieving four consecutive profitable quarters.

Compensation expense is amortized over the Restriction Period (vesting period) for all awards for the quarter ended March 26, 2005. Compensation expense for awards subject to acceleration (200,000 shares) would be recognized when it becomes probable that acceleration would occur. For the quarters ended March 26, 2005 and March 27, 2004, the Company recorded stock compensation expense of $182,997 and $126,133, respectively.

The Company has an ongoing authorization, as amended, from the Board of Directors to repurchase the Company’s common stock in open market or negotiated transactions. As of March 26, 2005, the Company was authorized to repurchase up to $13,373,874 worth of its common stock. During the quarter ended March 26, 2005, the Company repurchased an aggregate of 263,400 shares of its common stock for an aggregate $954,891, an average per share price of $3.63.

At March 26, 2005, the Company has reserved 1,844,760 shares of common stock for issuance under the Company’s stock award plans.

7. ACCRUED WARRANTY

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

	Three Months Ended
	March 26, 2005	March 27, 2004
Beginning Balance	$1,030,000	$1,030,000
Additions	254,000	382,000
Claim and reversals	(254,000)	(382,000)

Ending Balance	$1,030,000	$1,030,000

8. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which requires the recognition of compensation cost for all share-based payments (including employee stock options) at grant date fair value. The standard is effective for interim or annual periods beginning after a company’s first fiscal year beginning on or after June 15, 2005. SFAS 123R provides two alternative adoption methods. The first method is a modified prospective transition method whereby a company would recognize share-based employee costs from the beginning of the fiscal period in which the recognition provisions are first applied as if the fair-value-based accounting method had been used to account for all employee awards granted, modified, or settled after the effective date and to any awards that were not fully vested as of the effective date. Measurement and attribution of compensation cost for awards that are unvested as of the effective date of SFAS 123R would be based on the same estimate of the grant-date fair value and the same attribution method used previously under SFAS 123. The second adoption method is a modified retrospective transition method whereby a company would recognize employee compensation cost for periods presented prior to the adoption of SFAS 123R in accordance with the original provisions of SFAS 123; that is, an entity would recognize employee compensation costs in the amounts reported in the pro forma disclosures provided in accordance with SFAS 123. A company would not be permitted to make any changes to those amounts upon adoption of SFAS 123R unless those changes represent a correction of an error. For periods after the date of adoption of SFAS 123R, the modified prospective transition method described above would be applied. The Company currently expects to adopt SFAS 123R beginning in the quarter ending April 1, 2006, using the modified prospective method, although the Company continues to review its options for adoption under this new pronouncement. In addition, the Company is considering accelerating the vesting of certain stock options in fiscal year 2005 prior to the effectiveness of SFAS 123R. The effect of the adoption will be to increase the Company’s stock option compensation expense.

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

In June 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 02-14, “Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock.” EITF Issue No. 02-14 addresses whether the equity method of accounting applies when an investor does not have an investment in voting common stock of an investee but exercises significant influence through other means. EITF Issue No. 02-14 states that an investor should only apply the equity method of accounting when it has investments in either common stock or in-substance common stock of a corporation, provided that the investor has the ability to exercise significant influence over the operating and financial policies of the investee. The accounting provisions of EITF Issue No. 02-14 are effective for the first quarter of 2005. The adoption of EITF Issue No. 02-14 did not have a material effect on our financial statements.

In March 2004, the EITF reached a consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” which provides new guidance for assessing impairment losses on debt and equity investments. Additionally, EITF Issue No. 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF Issue No. 03-1; however, the disclosure requirements remain effective and have been adopted for our fiscal year ended December 25, 2004. The Company will evaluate the accounting effect, if any, of EITF Issue No. 03-1 when final guidance is released.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of our financial condition and results of operations are based upon unaudited condensed consolidated financial statements. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, inventories, recovery of long-lived assets, investment valuations and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not apparent from other sources. Actual results may differ from these estimates under different assumptions.

We believe the following critical accounting policies are most affected by our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue Recognition

We recognize revenue in accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”). SAB 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred and services rendered; (3) the price to the buyer is fixed or determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgment regarding the fixed nature of the price to the buyer charged for products delivered and services rendered and collectibility of the sales price. We do not recognize revenue for products prior to customer acceptance unless we believe the product meets all customer specifications and has a history of consistently achieving customer acceptance of the product. Provisions for product returns and allowances are recorded in the same period as the related revenues. We analyze historical returns, current economic trends and changes in customer demand and acceptance of product when evaluating the adequacy of sales returns and other allowances. Certain product sales are made to distributors under agreements allowing for a limited right of return on unsold products. Sales to distributors are primarily made for sales to the distributor’s customers and not for stocking of inventory. We delay revenue recognition for our estimate of distributor claims of right of return on unsold products based upon our historical experience with our products and specific analysis of amounts subject to return based upon discussions with our distributors or their customers.

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

Investment Valuation

We hold a minority investment in a publicly traded company whose share price may be highly volatile. This investment had a fair market value of $3.7 million at March 26, 2005. The determination that a decline is other-than-temporary is subjective and influenced by many factors. When assessing a publicly-traded investment for an other-than-temporary decline in value, we consider such factors as, among other things, how significant the decline in value is as a percentage of the original cost, how long the market value of the investment has been less than its original cost, the performance of the investee’s stock price in relation to the stock price of its competitors within the industry and the market in general and analyst recommendations. We also review the financial statements of the investee to determine if the investee is experiencing financial difficulties. In the event our judgments change as to other-than-temporary declines in value, we may record an impairment loss, which could have an adverse impact on our results of operations.

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

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, we periodically review the carrying value of our long-lived assets to determine if facts and circumstances suggest that they may be impaired or that the amortization or depreciation period may need to be changed. The carrying value of a long-lived asset is considered impaired when the anticipated identifiable undiscounted cash flows from such asset are less than its carrying value. For assets that are to be held and used, impairment is measured based upon the amount by which the carrying amount of the asset exceeds its fair value. If our estimates of anticipated future cash flows or market conditions were incorrect, additional impairment charges may be required. During fiscal 2004, we recognized a $5.3 million impairment charge related to assets held for use or being transferred to the KO-BRITE joint venture. The carrying value of our long-lived assets was $10.8 million at March 26, 2005.

Product Warranty

The Company generally sells products with a limited warranty of product quality and a limited indemnification of customers against intellectual property infringement claims related to the Company’s products. The Company accrues for known warranty and indemnification issues if a loss is probable and can be reasonably estimated, and accrues for estimated incurred but unidentified issues based on historical activity. As of March 26, 2005, we had a warranty reserve of $1,030,000. For the three month periods March 26, 2005 and March 27, 2004, our warranty expense was approximately $254,000 and $382,000, respectively. If our estimates for warranty claims are incorrect, our revenue could be overstated and profits would be negatively impacted.

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

Business Matters

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

We have two principal sources of revenues: product revenues and research and development revenues. Product revenues consist of sales of our CyberDisplay products and our III-V products, principally gallium arsenide (“GaAs”) HBT transistor wafers. Research and development revenues consist primarily of development contracts with agencies of the U.S. government and amounts earned under agreements with KO-BRITE discussed below. For the three months ended March 26, 2005, research and development revenues were $1.6 million or 8.7% of total 2005 revenues to date and $.2 million, or 1% of total revenues, in 2004.

In the fourth quarter of fiscal year 2004, the Company entered into a joint venture, KO-BRITE, with a Taiwanese-based light emitting diode (LED) manufacturer, Kopin Taiwan Corporation and financial investors, pursuant to which the Company agreed to transfer its CyberLite™ LED technology and production know-how and $3 million of cash for a 23% interest in KO-BRITE. Subsequent to its formation, KO-BRITE entered into agreements with the Company to purchase certain equipment and have the Company perform research and training activities with KO-BRITE employees until KO-BRITE’s facilities were constructed and ready to receive the equipment. The Company will receive approximately $5.3 million for the equipment (net of transfer costs) and $1.5 million for its research and training activities and reimbursement for costs incurred in the transfer of the equipment. Kopin does retain the right to market KO-BRITE’s LEDs in the United States of America and to certain Japanese customers.

Results of Operations

Revenues. Our total revenues for the three month period ended March 26, 2005 were $18.9 million compared to $22.4 million in the corresponding period in 2004. For the three month period ended March 26, 2005, III-V and CyberDisplay revenues were $9.4 million and $9.5 million, respectively, compared to $9.5 million and $12.8 million, respectively, for the corresponding fiscal period 2004. During the three month period ended March 26, 2005, we recorded CyberLite research and development revenues of $650,000, which are included within our III-V product group revenues, as a result of the performance of certain activities required under the agreements with KO-BRITE. For the three month period ended March 27, 2004, CyberLite product sales were approximately $881,000. The decrease in CyberDisplay revenues in the three month period ended March 26, 2005 compared to three month period ended March 27, 2004 resulted from a decrease in sales of our display products to customers who use our display for digital still camera and camcorder applications partially offset by an increase in sales for military applications. Based on current negotiations with our customers and certain contractual obligations we expect the prices of our commercial display and III-V products to decline in the range of 8% to 10% in fiscal year 2005. The overall increase or decrease in the average sales price of our display will be dependent on the sales mix of commercial and military display sales. In fiscal year 2005, we expect the sale prices of our commercial displays to decline but we expect an increase in military product sales, which have higher unit selling prices.

Research and development revenues for the three months ended March 26, 2005 and March 27, 2004 were $1.6 million and $0.2 million, respectively. During the three months ended March 26, 2005, the Company performed higher levels of services under research cost sharing arrangements compared to the corresponding period in the prior fiscal year. In addition, the three months ended March 26, 2005 included $0.3 million of revenues from a final project deliverable accepted by a customer during the quarter without significant incremental costs.

We believe we have captured significant share in the markets for the applications which currently use HBT transistor wafers and CyberDisplay products, principally wireless handsets and camcorders, and we will need to increase sales in other applications to generate revenue growth in these product lines. In addition, we believe the sales of camcorders will decline over the next few years as new technologies, particularly digital video recorders, enter the market. We believe that the rate at which the camcorder market will decline will be dependent upon how quickly these new technologies are adopted, which we are unable to predict.

International sales represented 34% and 60% of revenues for three month periods March 26, 2005 and March 27, 2004, respectively. The decrease in international sales is primarily attributable to a decrease in display sales for camcorder and digital still camera applications, which are primarily foreign customers, and an increase in domestic sales of our military display products. The international sales percentage excludes the impact of the $650,000 revenues from the KO-BRITE joint venture. International sales are primarily sales of CyberDisplay products to consumer electronic manufacturers primarily located in Japan and Korea. Our international sales are primarily denominated in U.S. currency. Consequently, a strengthening of the U.S. dollar could increase the price in local currencies of our products in international markets and make our products relatively more expensive than competitors’ products that are denominated in local currencies, leading to a reduction in sales or profitability in those international markets. In addition, sales of our CyberDisplay products in Korea are transacted through our Korean subsidiary Kowon Technology Co., LTD. Kowon’s sales are primarily denominated in U.S. dollars. However, Kowon’s local operating costs are primarily denominated in Korean won. As a result, our financial position and results of operations are subject to exchange rate fluctuation. We have not taken any protective measures against exchange rate fluctuations, such as purchasing hedging instruments with respect to such fluctuations, because of the historically stable exchange rate between the Japanese yen, Korean won and the U.S. dollar.

Cost of Product Revenues. Cost of product revenues, which is comprised of materials, labor and manufacturing overhead related to our products, was $10.9 million for three month period March 26, 2005 compared to $19.1 million for three month period March 27, 2004, a decrease of approximately $8.2 million or 42.9%. Cost of product revenues as a percent of sales for three month period March 26, 2005 and three month period March 27, 2004 was 63.2% and 86.2%, respectively. The decrease in cost of product revenues as a percentage of product sales resulted from an improvement in manufacturing yields and a reduction in cost of sales of our optical business as a result of the transfer of the optical assets to the KO-BRITE joint venture. Cost of sales of CyberLite products in the period ending March 26, 2005 were $39,000 versus $1,479,000 for the period ending March 27, 2004. Gross margin percentage was further increased because of higher military sales, which have higher margins and the sale of approximately $250,000 of inventory previously written-off.

Research and Development. Research and development expenses are incurred in support of internal display and III-V product development programs or programs funded by agencies of the U.S. government, the KO-BRITE joint venture and commercial partners. Research and development costs include staffing, purchases of materials and laboratory supplies, circuit design costs, fabrication and packaging of display products, and overhead. Funded research and development expenses were $2.2 million in fiscal period March 26, 2005 as compared to $.3 million for the corresponding period in 2004, an increase of $1.9 million. The increase is primarily related to research activities for the KO-BRITE joint venture.

Internal research and development expenses were $1.2 million in fiscal period March 26, 2005 compared to $3.6 million for the corresponding period in 2004. Internal research and development expenses were primarily attributed to the development of our new III-V products, CyberLite LED’s and color filter displays. During fiscal period March 26, 2005 we spent approximately $1.6 million, including allocated overhead, on CyberDisplay research and development costs.

As discussed above, research and development costs include both funded and internal CyberLite LED development costs. We anticipate that any further CyberLite LED research and development activities will be performed directly by the KO-BRITE joint venture. Our facility where the CyberLite LED development activities previously took place also had HBT manufacturing activities and the facility’s costs were allocated between CyberLite and HBT activities. Only HBT manufacturing activities are anticipated to continue at the facility in the future. Accordingly, the facility’s costs will become a component of HBT’s manufacturing overhead and will be included in cost of sales for our HBT product line. This will result in an increase in future cost of goods sold and a decrease in research and development expenses as the facility will principally support HBT manufacturing. For the three month period ended March 26, 2005, had there been no CyberLite activities in the facility cost of goods sold would have increased and research and development expenses would have decreased by approximately $700,000.

Selling, General and Administrative. Selling, general and administrative (S,G&A) expenses consist of the expenses incurred by our sales and marketing personnel and related expenses, and administrative and general corporate expenses. S,G&A expenses were $3.3 million in fiscal period March 26, 2005 compared to $3.0 million for three month period March 27, 2004. During the three months ended March 26, 2005, the Company also incurred approximately $150,000 of severance costs.

In fiscal year 2003, we issued 272,500 restricted common stock awards to certain employees of the Company. In fiscal 2005, we issued 240,000 restricted common stock awards to certain employees of the Company. Each award requires the employee to fulfill certain obligations including remaining employed by the Company for periods of either two or four years (the “Restriction Period”). Of the 240,000 awards issued in fiscal 2005, the restriction on 200,000 will lapse upon the Company achieving four consecutive profitable quarters. In connection with the issuance of the awards the Company recorded a deferred compensation expense of $1,441,525 and $900,000 for the fiscal 2003 and 2005 awards, respectively. Included in S,G&A for the three months ended March 26, 2005 and March 27, 2004 was non-cash amortization expense of $182,997 and $126,133 respectively.

Impairment Charge. In connection with the KO-BRITE joint venture agreement discussed above, the Company entered into an agreement to sell certain assets of its CyberLite LED product line and discontinued the use of the remaining CyberLite LED product line assets, including equipment. During the three months ended March 26, 2005 the Company increased its estimate of costs associated with the sale of the equipment. Accordingly the fair market value less the costs of sales is estimated to be $5.3 million and the Company recorded an additional $517,902 impairment charge.

Other Income and Expense, Net. Other income and expenses, net, was $.6 million for fiscal period March 26, 2005 compared to $.7 million for fiscal period March 27, 2004. Other income and expenses is primarily composed of interest income offset by foreign currency transaction losses incurred by our Korean subsidiary Kowon.

Equity Losses in Unconsolidated Affiliates. For the three month period ending March 26, 2005, the equity losses in unconsolidated affiliates represents our 23% interest in the operating results of KO-BRITE. For the period ended March 27, 2004 the losses represented our 40% interest in the operating results of KTC. During 2004, as a result of recording our proportionate share of KTC’s operating results our investment in KTC was reduced to $0 and we no longer record a share of their additional losses.

Liquidity and Capital Resources

We have financed our operations primarily through public and private placements of our equity securities, research and development contract revenues, and sales of our III-V and CyberDisplay products. In November 2001, we filed a registration statement using a “shelf” registration process that we may, from time to time, offer shares of common stock or debt securities, the aggregate total of which will not exceed $150.0 million. As of March 26, 2005, we had issued an aggregate 3,000,000 shares for an aggregate $42.0 million and reduced the amount available under the registration statement to $108.0 million. We believe our available cash resources will support our operations and capital needs for at least the next twelve months.

As of March 26, 2005, we had cash and equivalents and marketable securities of $107.8 million and working capital of $121.3 million compared to $111.9 million and $123.4 million, respectively, as of December 25, 2004. The decrease in cash and equivalents and marketable securities was primarily due to our $3.0 million investment in KO-BRITE, investments in capital equipment and other assets of $110,526 and stock repurchases of approximately $954,891 partially offset by cash provided by operating activities of $739,557.

In October 2003, we amended a supply agreement with a significant HBT customer that now expires in July 2006. Under the terms of this agreement we agreed to maintain capacity levels for manufacturing HBT wafers and we committed to a pricing schedule. The agreement also requires us to give prior notice if we exit our HBT product line. In consideration for this agreement the customer agreed to source 100% of its HBT wafer needs from us subject to the customer’s right to source HBT wafers from other sources if we are unable to meet their requirements under certain circumstances. We agreed that failure to meet our supply obligations under the agreement would allow our customer to obtain court ordered specific performance and if we do not perform we could then be liable for monetary damages up to a maximum of $45.0 million.

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

On October 9, 2002, our Board of Directors authorized the re-purchase of up to $15.0 million of our common stock over a two year period. Through September 23, 2004, we repurchased a total of 103,200 shares for an aggregate $378,319 since the program’s inception. Our Board of Directors subsequently authorized an extension of the stock repurchase program pursuant to which we may now purchase up to $14,621,681worth of the Company’s common stock through October 2006. Since September 23, 2004, we have repurchased a total of 572,500 shares for an aggregate $1,907,683. As of March 26, 2005, the Company could purchase an additional $13,373,874 under this authorization. The specific timing and amount of repurchases, if any, will vary based on market conditions, securities law limitations, and other factors. The repurchases will be made using our cash resources. The repurchase transactions to-date all occurred in open market purchases. The repurchase program may be suspended or discontinued at any time without prior notice upon approval of our Board of Directors.

Period	Total number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar of Shares that May Yet Be Purchased Under the Plans or Programs
	(a)	(b)	(c)	(d)
December 26, 2004 through January 22, 2005	71,700	$3.49	71,700	$14,078,539
January 23, 2005 through February 19, 2005	113,600	$3.68	113,600	$13,660,588
February 20, 2005 through March 26, 2005	78,100	$3.67	78,100	$13,373,874
March 27, 2005 through April 15, 2005	230,200	$2.87	230,200	$12,713,999

Total	493,600	$3.27	493,600

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which requires the recognition of compensation cost for all share-based payments (including employee stock options) at grant date fair value. The standard is now effective for interim or annual periods beginning after a company’s first fiscal year beginning on or after June 15, 2005. SFAS 123R provides two alternative adoption methods. The first method is a modified prospective transition method whereby a company would recognize share-based employee costs from the beginning of the fiscal period in which the recognition provisions are first applied as if the fair-value-based accounting method had been used to account for all employee awards granted, modified, or settled after the effective date and to any awards that were not fully vested as of the effective date. Measurement and attribution of compensation cost for awards that are unvested as of the effective date of SFAS 123R would be based on the same estimate of the grant-date fair value and the same attribution method used previously under SFAS 123. The second adoption method is a modified retrospective transition method whereby a company would recognize employee compensation cost for periods presented prior to the adoption of SFAS 123R in accordance with the original provisions of SFAS 123; that is, an entity would recognize employee compensation costs in the amounts reported in the pro forma disclosures provided in accordance with SFAS 123. A company would not be permitted to make any changes to those amounts upon adoption of SFAS 123R unless those changes represent a correction of an error. For periods after the date of adoption of SFAS 123R, the modified prospective transition method described above would be applied. The Company currently expects to adopt SFAS 123R beginning in the quarter ending April 1, 2006, using the modified prospective method, although the Company continues to review its options for adoption under this new pronouncement. In addition, the Company is considering accelerating the vesting of certain stock options in fiscal year 2005 prior to the effectiveness of SFAS 123R. The effect of the adoption will be to increase the Company’s stock option compensation expense.

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

In June 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 02-14, “Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock.” EITF Issue No. 02-14 addresses whether the equity method of accounting applies when an investor does not have an investment in voting common stock of an investee but exercises significant influence through other means. EITF Issue No. 02-14 states that an investor should only apply the equity method of accounting when it has investments in either common stock or in-substance common stock of a corporation, provided that the investor has the ability to exercise significant influence over the operating and financial policies of the investee. The accounting provisions of EITF Issue No. 02-14 are effective for the first quarter of 2005. The adoption of EITF Issue No. 02-14 did not have a material effect on our financial statements.

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

Inflation

We do not believe inflationary forces have materially affected our operations.

Contractual Obligations

The following is a summary of our contractual payment obligations for operating leases as of March 26, 2005:

Contractual Obligations	Total	1-2 Years	3-5 Years	Thereafter
Operating Lease Obligations	$4,551,505	$2,391,728	$2,049,777	$110,000

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We invest our excess cash in high-quality government and corporate debt instruments, which bear lower levels of relative risk. We believe that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations, and cash flows should not be material. Included in other assets is an equity investment in Micrel, Incorporated (Micrel) totaling approximately $3.7 million which is subject to changes in value because of either specific operating issues at Micrel or overall changes in the stock market. We are exposed to changes in foreign currency exchange rates primarily through our translation of our foreign subsidiary’s financial position, results of operations, and transaction gains and losses as a result of non U.S. dollar denominated cash flows related to business activities in Asia, and remeasurement of United States dollars to the functional currency of our Kowon subsidiary. We do not currently hedge our foreign currency exchange rate risk.

Item 4. CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Act”) as of March 26, 2005. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of March 26, 2005, our disclosure controls and procedures were not effective. This conclusion was based on the existence of the material weakness in our internal control over financial reporting previously disclosed and discussed below.

Other than the events giving rise to the material weakness and our steps to remediate the material weakness, each as described below, no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 26, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

A material weakness (within the meaning of PCAOB Auditing Standard No. 2) is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

As previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2004, the Company identified a material weakness in its internal controls over financial reporting. Specifically, the Company’s resources and level of technical accounting expertise within the accounting function are insufficient to properly evaluate and account for non-routine or complex transactions, such as the determination of accounting for long-lived asset impairments. Consequently, the Company’s controls over the selection and application of complex accounting policies in accordance with generally accepted accounting principles are inadequate and constitute a material weakness in the design of internal control over financial reporting based on the criteria in the Internal Control—Integrated Framework. We believe this material weakness continued to exist at March 26, 2005.

Our management is developing a plan to remediate the material weakness. We expect this remediation will require us to hire additional qualified personnel to fill open positions within the accounting and compliance functions, and to increase the level of accounting expertise of current personnel through training. We are actively recruiting to fill the vacancies and are assessing the skill sets of individual members of our accounting and finance staff and of the staff as a whole. We have also concluded that we must ensure that all of our accounting and finance staff are thoroughly trained in the application of our accounting policies and procedures and internal controls. We have hired a Director of Financial Reporting and have engaged an outside firm to perform audit services to assist management in assessing the effectiveness of our internal controls.

We are not able at this time to determine the costs of the remediation, but expect to incur additional expenses for staff salaries and other costs. Although we are aggressively seeking to fill all the necessary positions, we cannot predict how long it will take to do so, particularly in light of the very tight job market for experienced accounting professionals in Massachusetts and throughout the country.

Part II. OTHER INFORMATION

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 9, 2002, our Board of Directors authorized the re-purchase of up to $15 million of our common stock over a two year period. Through September 23, 2004, we repurchased a total of 103,200 shares for an aggregate $378,319 since the program’s inception. Our Board of Directors subsequently authorized an extension of the stock repurchase program pursuant to which we may now purchase up to $14,621,681worth of the Company’s common stock through October 2006. Since September 23, 2004, we have repurchased a total of 572,500 shares for an aggregate $1,907,683. As of March 26, 2005, the Company could purchase an additional $13,373,874 under this authorization. The specific timing and amount of repurchases, if any, will vary based on market conditions, securities law limitations, and other factors. The repurchases will be made using our cash resources. The repurchase transactions to-date all occurred in open market purchases. The repurchase program may be suspended or discontinued at any time without prior notice upon approval of our Board of Directors.

Period	Total number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar of Shares that May Yet Be Purchased Under the Plans or Programs
	(a)	(b)	(c)	(d)
December 26, 2004 through January 22, 2005	71,700	$3.49	71,700	$14,078,539
January 23, 2005 through February 19, 2005	113,600	$3.68	113,600	$13,660,588
February 20, 2005 through March 26, 2005	78,100	$3.67	78,100	$13,373,874
March 27, 2005 through April 15, 2005	230,200	$2.87	230,200	$12,713,999

Total	493,600	$3.27	493,600

Item 4. Submission of Matters to a Vote of Security Holders

On April 26, 2005, the Company held its Annual Meeting of Stockholders to consider and vote upon the following two proposals:

(1)	A proposal to elect seven (7) directors of the Company to serve until the next Annual Meeting of Stockholders and until their successors are duly elected and qualified.

(2)	A proposal to ratify the appointment of Deloitte & Touche LLP as the Independent Registered Public Accounting Firm of the Company for the current fiscal year.

Results with respect to the voting on each of the proposals were as follows:

Proposal 1:	Director Nominee	For	Withheld Authority
	John C.C. Fan	60,214,444	1,763,228
	David E. Brook	45,937,839	16,039,833
	Andrew H. Chapman	60,305,974	1,671,698
	Morton Collins	60,289,379	1,688,293
	Chi Chia Hsieh	60,368,598	1,609,074
	Michael A. Wall	59,892,906	2,084,766
	Michael J. Landine	60,380,400	1,597,272

Proposal 2:	For	Against	Abstentions	Broker Non-Votes
	61,066,890	850,613	60,169	0

Item 6. EXHIBITS

(a) Exhibits

Exhibit No.	Description
31.1	Certificate of John C.C. Fan, Chief Executive Officer of the Registrant, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

31.2	Certificate of Richard A. Sneider, Chief Financial Officer of the Registrant, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.1	Certificate of John C.C. Fan, Chief Executive Officer of the Registrant, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2	Certificate of Richard A. Sneider, Chief Financial Officer of the Registrant, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KOPIN CORPORATION
(Registrant)

Date: May 5, 2005	By:	/s/ John C.C. Fan
John C.C. Fan
President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date: May 5, 2005	By:	/s/ Richard A. Sneider
Richard A. Sneider
Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)