Form 10-Q
period 2005-06-25
KOPIN CORP
filed 2005-08-04
CIK 771266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15d

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 25, 2005

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each issuer’s classes of common stock, as of the latest practicable date

Class	Outstanding as of July 22, 2005
Common Stock, par value $.01	68,971,778

Kopin Corporation

RISK FACTORS

This Form 10-Q report contains forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995, including without limitation statements made relating to our expectation regarding our revenues derived from Skyworks Solutions, Samsung and JVC will represent a significant portion of revenues in the near term; our belief that the camcorder market, and sales of camcorders, will decline over the next few years; our belief that the average sales price of our consumer CyberDisplay and III-V products will decrease in the range of 8 to 15%; our belief that our success in penetrating the thermal imaging and digital still camera markets will impact our ability to increase sales of CyberDisplay products; our expectation that the KO-BRITE joint venture will incur additional losses in the near term; our expectation that competition will increase; our intention to seek patents on our inventions; our expected adoption of Statement of Financial Accounting Standards (SFAS) No. 123R in the quarter ending April 1, 2006; our expectation that sale prices of our consumer displays will decline, and military product sales will increase, in fiscal year 2005; our belief that we will need to increase sales in applications other than wireless handsets and camcorders to generate revenue growth in our HBT and CyberDisplay product lines; our expectation that further CyberLite LED research and development activities will be performed directly by KO-BRITE; our belief that our available cash resources will support our operations and capital needs for at least the next 12 months; our expectation that we will expend between $2.0 and $4.0 million on capital expenditures over the next 12 months; our belief that our adoption of SFAS No.151 will not have a material impact on our consolidated financial statements; our belief that our strongest sales quarters (strongest to weakest) are third, second, fourth and first; our expectation that our disclosure control and procedure resolution will require hiring additional staff and increasing our level of accounting expertise; our expectation that our military program will transition from an existing customer to two new customers; and our belief that the effect of possible near-term changes in interests rates on our financial position, results of operations and cash flows should not be material. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industries in which we operate, management’s beliefs, and assumptions made by management. In addition, other written or oral statements, which constitute forward-looking statements, may be made by or on behalf of us. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “could”, “seeks”, “estimates”, variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements, whether as a result of new information, future events or otherwise. Factors that could cause or contribute to such differences in outcomes and results, include, but are not limited to, those discussed below and those set forth in our periodic filings filed with the Securities and Exchange Commission, including without limitation our Annual Report on Form 10-K for the fiscal year ended December 25, 2004.

Failure to achieve and maintain effective internal controls could have a material adverse effect on our business, operating results and stock price. Our management is required to periodically evaluate the design and effectiveness of our disclosure controls and procedures. During the course of its evaluation for the year ended December 25, 2004, our management identified a material weakness in our application of generally accepted accounting standards which continues through quarters ended March 25, 2004 and June 25, 2005. In addition, we have documented and tested our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires our management to annually assess the effectiveness of our internal control over financial reporting. During the course of our testing we identified the need to increase the number of accounting staff with knowledge of Securities and Exchange Commission rules and regulations and generally accepted accounting standards. Any failure to implement or difficulties experienced in implementing, improved controls or any failure to maintain existing effective controls could have a material adverse effect on our business, operating results and stock price. For the six month period ending June 25, 2005 the Company has reached an agreement with an individual to join our accounting staff but several positions remain unfilled. As a result of the material weakness described above, the Company’s disclosure controls and procedures were not effective as of December 25, 2004 and June 25, 2005, which could result in a material misstatement in our annual and interim financial statements.

We have experienced a history of losses and have a significant accumulated deficit. Since inception, we have incurred significant net operating losses. As of June 25, 2005 we had an accumulated deficit of $122.7 million. There can be no assurance that we will continue to achieve or maintain profitability in the future.

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

	Sales as a Percent of Total Revenue
Customer	2004	2003	2002
Skyworks Solutions, Inc.	31%	20%	26%
Samsung Electronics	28	33	26
Matsushita Electric Corp. (Panasonic)	*	*	13
Victor Company of Japan (JVC)	*	12	15
United States Government Funded Research and Development Contracts	2	2	3

We anticipate that sales to Skyworks Solutions, Samsung and JVC will continue to represent a significant portion of our revenues for the near future. We believe that historically we have provided Skyworks Solutions with the vast majority of its HBT transistor wafers. Our primary competition for display sales to Samsung is Sony, which has recently entered into various business arrangements with Samsung, including sharing technology and manufacturing resources. To the extent Samsung and Sony expand their business relationship our display sales to Samsung could decline. A reduction or delay in orders from any of our significant customers, particularly Skyworks Solutions and Samsung, would materially reduce our revenue and cash flow and adversely affect our ability to achieve or maintain profitability in the future. We have increased sales of CyberDisplay products for military applications in the six months ended June 25, 2005 from historical levels. Such sales are to government contractors for the United States military. The amount and timing of such orders is dependent upon the United States military procurement processes and our ability to deliver more sophisticated CyberDisplay products

We may be unable to increase revenues from CyberDisplay™ products if new products and applications are not developed. CyberDisplay revenues for the fiscal years 2004, 2003 and 2002 were $49.1 million, $43.6 million and $44.1 million, respectively. The change in CyberDisplay revenues has resulted primarily from an increase in sales of our displays to the thermal imaging products and digital still camera markets, offset by a decrease in the average sales price of our CyberDisplay product to customers for use in camcorders. We believe the average sales price of our consumer displays will decrease in the range of 10% to 15% during the fiscal year 2005. However, discussions with our customers indicate that our competition is dramatically reducing their prices and we believe the average sales price of our displays to consumer product customers will decline in order to remain competitive in the market place. We believe that we have captured significant market share in the camcorder market; however, we believe that the camcorder market will decline over the next few years as new technologies, particularly digital video recorders, enter the market. Accordingly, if we are unable to expand into new markets, revenues from CyberDisplay products may not grow, which may impact our ability to achieve or maintain profitability in the future.

In fiscal year 2004 we had initial sales of display products into the thermal imaging product and digital still camera markets. We have very limited experience in selling displays into these markets. We believe that our success in penetrating these markets will significantly impact our ability to increase sales of CyberDisplays. In addition, thermal imaging products have a higher gross margin than consumer display products and our success in increasing sales of thermal imaging products will significantly impact our ability to achieve or maintain profitability. Accordingly, if we are unable to successfully sell our display products to digital still camera and thermal imaging product makers, we may be unable to grow CyberDisplay revenues and our ability to achieve or maintain profitability will be adversely affected.

Our ability to offer and manufacture higher level CyberDisplay assemblies and modules will impact our ability to increase revenues and achieve or maintain profitability. An important factor in our ability to expand into new markets, such as digital still cameras and thermal imaging products, will be the development of new display products, which offer enhanced features, have higher or lower resolution than current displays offered or are sold at a lower price. These products will require more complex integration of a greater variety of components than we currently use for our current display products. They will require us to invest in additional engineering and manufacturing capability. Accordingly, if we are unable to develop and market these new display products or if we are unable to manufacture them in a cost-effective manner, our revenues may not grow and we may not be able to achieve or maintain profitability.

Our competitors can provide integrated solutions. Many portable consumer electronic devices, including camcorders and digital still cameras, have two displays for viewing images, an electronic viewfinder and a flip-out or group view display.

We provide the display, which is used as the electronic viewfinder. Our competitors may offer both displays and both displays may be run by the same interface electronics. A customer who buys our display is required to buy the flip-out or group view display from another vendor who may compete with us. This may require our customer to purchase additional interface electronics to run our display. Our competitors may be able to offer a bundled solution of both displays and the interface electronics cheaper than the cost of buying our display and the other display and the interface electronics separately. If we are unable to offer displays with sufficient performance advantages over other displays to justify the additional cost of buying individual components versus a bundled solution or if our customers can not procure cost efficient interface electronics to run our display products we may lose market share or be unable to grow our business which in turn would adversely affect our ability to achieve or maintain profitability.

Our CyberDisplay™products may not be widely accepted by the market. Our success will in large part depend on the widespread adoption of the viewing format of our CyberDisplay products in multiple applications. Our success also depends upon the widespread consumer acceptance of our customers’ products. CyberDisplay products work best when used close to the eye, which may not be acceptable to consumers. Potential customers may be reluctant to adopt our CyberDisplay products because of concerns surrounding perceived risks relating to:

•	The introduction of our display technology generally;

•	Consumer acceptance of our CyberDisplay products; and

•	The relative complexity, reliability, usefulness and cost-effectiveness of our display products compared to other display products available in the market or that may be developed by our competitors.

In addition, our customers may be reluctant to rely upon a relatively small company like us for a critical component. We cannot assure investors that prospective customers will adopt our CyberDisplay products or that consumers will accept our CyberDisplay products in future applications. If we fail to achieve market acceptance of our CyberDisplay products, our business may not be successful and we may not be able to achieve or maintain profitability.

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

We depend on third parties to provide integrated circuit chip sets and other critical raw materials for use with our CyberDisplay™ products. We do not manufacture the integrated circuit chip sets necessary for use with our CyberDisplay products. Instead, we rely on third party independent contractors for these integrated circuit chip sets and other critical raw materials such as special glasses and chemicals. The critical raw materials, including the glasses and chemicals used in manufacturing the CyberDisplay products, are used by other display manufacturers, many of which are much larger than Kopin. In addition, our higher-level CyberDisplay assemblies and modules include lenses, backlights, printed circuit boards and other components, which we purchase from third party suppliers. Some of these third party contractors and suppliers are small companies with limited financial resources. We believe that one of the suppliers of a critical component for our higher-level Cyberdisplay assemblies may be in financial difficulty. We are currently attempting to find another source for the manufacture of this component. If any of these third party contractors or suppliers were unable or unwilling to supply these integrated circuit chip sets or other critical raw materials to us, we would be unable to manufacture and sell our CyberDisplay products until a replacement supplier could be found. We cannot assure investors that a replacement third party contractor or supplier could be found on reasonable terms or in a timely manner. In the past we have experienced situations when our vendors could not supply the quantity or quality of critical raw materials we needed. As a result, we were unable to meet customer demand and our revenues, manufacturing yield and gross margins were adversely affected. Currently there is strong worldwide demand for display materials because of the significant growth of display sales over the last few years. Any interruption in our ability to manufacture and distribute our CyberDisplay products could cause our display business to be unsuccessful and the value of investors’ investment in us may decline.

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

We may be unable to increase revenues from HBT transistor wafers if new product applications are not developed. A critical market for our HBTs is wireless handsets. The growth rate of the wireless handset market has been very unpredictable over the last several years. We expect prices of our HBT transistor will decline by approximately 8 to 10 percent during fiscal year 2005. If the wireless handset market grows in the range of 5 to 10 percent for the fiscal year 2005 we would not expect HBT revenues to increase and may decrease unless we increase our market share or new markets are developed or if we lose any of our customers or such customers reduce their orders from us. Accordingly, if we are unable to find additional applications for our HBT transistor wafers or increase our market share, our HBT transistor revenue may not grow and such absence of growth may impact our ability to achieve or maintain profitability.

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

We may have to record additional impairment losses. In fiscal year 2004 we entered into an agreement to transfer our CyberLite LED operations into the KO-BRITE joint venture. Our CyberLite LED operations were performed in our facility located at 200 John Hancock Road, Taunton, MA. In addition, a portion of our III-V product line operations was performed in our 200 John Hancock facility. With the discontinuance of the CyberLite LED operations the recoverability of the 200 John Hancock leasehold improvement assets will be evaluated based on the cash flow from our III-V product line. In fiscal year 2004, based upon forecasted cash flow of our III-V product line, we recorded an impairment charge of $3.2 million. The forecast also indicated that an impairment charge might be necessary in the future unless the cash flows from our III-V product line continue at current levels. Our 2004 forecast was based on certain estimates relating to III-V product line cash flows. If such estimates were too high, we may be required to record an additional impairment charge in the future.

We may record additional losses from our investment in the KO-BRITE joint venture, which may impact our ability to achieve or maintain profitability. We account for our investment in the KO-BRITE joint venture using the equity method, which requires us to record our proportional share of their operating results up to the amount we have invested or committed to support, which was $3.0 million during the six months ended June 25, 2005. In the six months ended June 25, 2005 we recorded $149,508 of losses from the KO-BRITE joint venture. We anticipate that the joint venture will incur additional losses in the near term. If the joint venture generates operating losses in the future we will record additional losses, which will impact our ability to achieve or maintain profitability.

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

We may not be able to increase our thermal imaging production capacity. A critical part of our business strategy is to expand production capacity to manufacture displays for the thermal imaging product market. If we are unable to execute our thermal imaging product display production facility plan we may be able to manufacture and ship our CyberDisplay products only in limited quantities until replacement foundry services could be obtained.

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

If we fail to keep pace with changing technologies, we may lose customers. Rapidly changing customer requirements, evolving technologies and industry standards characterize the light emitting diode (LED), wireless communications, semiconductor materials and display industries. To achieve our goals, we need to enhance our existing products and develop and market new products that keep pace with continuing changes in industry standards, requirements and customer preferences. If we cannot keep pace with these changes, our business could suffer.

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

We may incur significant liabilities if we fail to comply with stringent environmental regulations or if we did not comply with these regulations in the past. We are subject to a variety of federal, state and local governmental regulations related to the use, storage, discharge and disposal of toxic or otherwise hazardous chemicals used in our manufacturing process. The failure to comply with present or future regulations could result in fines being imposed on us, suspension of production, or a cessation of operations. We cannot assure investors that we have not, in the past, violated applicable laws or regulations, which could result in required remediation or other liabilities.

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

Part 1: FINANCIAL INFORMATION

Item 1: Condensed Consolidated Financial Statements (unaudited)

KOPIN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 25, 2005	December 25, 2004
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and equivalents	$26,655,736	$17,816,495
Marketable securities, at fair value	86,239,230	94,083,971
Accounts receivable, net of allowance of $917,000 and $356,000 in 2005 and 2004, respectively	5,984,029	8,641,703
Accounts receivable from related parties	2,144,488	446,822
Unbilled receivables	505,922	—
Inventory	9,003,860	7,934,955
Prepaid expenses and other current assets	1,705,211	1,572,307
Optical equipment and receivables from transfer to joint venture	1,115,430	5,785,500

Total current assets	133,353,906	136,281,753
Property, plant and equipment	10,190,697	11,615,633
Other assets	11,007,490	7,934,527

Total assets	$154,552,093	$155,831,913

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,720,120	$4,715,094
Accounts payable to related parties	1,125,899	1,193,994
Accrued payroll and expenses	2,535,285	2,549,057
Accrued warranty	1,030,000	1,030,000
Billings in excess of revenue earned	941,018	1,240,347
Other accrued liabilities	1,942,521	2,136,888

Total current liabilities	12,294,843	12,865,380
Minority interest in subsidiary	4,004,180	3,780,693
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $.01 per share: authorized, 3,000 shares; none issued	—	—
Common stock, par value $.01 per share: authorized, 120,000,000 shares; 70,537,355 shares issued and outstanding in 2005 and 70,130,615 shares issued and outstanding in 2004	705,373	701,306
Additional paid-in capital	264,404,698	263,460,874
Deferred compensation	(1,432,677)	(922,946)
Treasury stock (1,562,400 and 182,100 shares in 2005 and 2004, respectively, at cost)	(5,346,407)	(671,235)
Accumulated other comprehensive income	2,630,712	2,370,967
Accumulated deficit	(122,708,629)	(125,753,126)

Total stockholders’ equity	138,253,070	139,185,840

Total liabilities and stockholders’ equity	$154,552,093	$155,831,913

See notes to condensed consolidated financial statements.

KOPIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Six Months Ended
	June 25, 2005	June 26, 2004	June 25, 2005	June 26, 2004
Revenues:
Product revenues	$20,481,962	$22,797,438	$37,747,260	$44,930,434
Research and development revenues	555,616	761,553	2,194,250	986,553

	21,037,578	23,558,991	39,941,510	45,916,987
Expenses:
Cost of product revenues	13,191,709	19,841,086	24,095,379	38,924,899
Research and development	2,705,638	3,502,294	6,104,969	7,422,729
Selling, general and administrative	3,907,982	2,609,890	7,171,572	5,558,655
Asset impairment	—	—	517,902	—

	19,805,329	25,953,270	37,889,822	51,906,283

Income (loss) from operations	1,232,249	(2,394,279)	2,051,688	(5,989,296)
Other income and (expense):
Interest income	823,437	658,526	1,600,687	1,492,878
Other income	2,962	15,652	5,326	64,727
Foreign currency transaction gains (losses)	7,678	15,488	(162,496)	(179,540)
Interest and other expense	(2,973)	(12)	(34,967)	(3,068)

	831,104	689,654	1,408,550	1,374,997

Income (loss) before minority interest in income of subsidiary, income taxes and equity losses in unconsolidated affiliates	2,063,353	(1,704,625)	3,460,238	(4,614,299)
Minority interest in income of subsidiary	(114,058)	(202,366)	(158,006)	(307,044)

Income (loss) before income taxes and equity losses in unconsolidated affiliates	1,949,295	(1,906,991)	3,302,232	(4,921,343)
Provision for income taxes	75,988	129,009	108,227	196,565

Income (loss) before equity losses in unconsolidated affiliates	1,873,307	(2,036,000)	3,194,005	(5,117,908)
Equity loss in unconsolidated affiliates	—	(300,000)	(149,508)	(600,000)

Net income (loss)	$1,873,307	$(2,336,000)	$3,044,497	$(5,717,908)

Income (loss) per share:
Basic	$.03	$(.03)	$.04	$(.08)

Diluted	$.03	$(.03)	$.04	$(.08)

Weighted average number of common Shares outstanding:
Basic	69,520,488	70,065,958	69,779,619	70,063,096

Diluted	69,722,261	70,065,958	69,983,427	70,063,096

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

	Three Months Ended		Six Months Ended
	June 25, 2005	June 26, 2004	June 25, 2005	June 26, 2004
Net income (loss)	$1,873,307	$(2,336,000)	$3,044,497	$(5,717,908)
Foreign currency translation adjustments	(93,219)	163,332	178,853	414,094
Unrealized holding gain (loss) on marketable securities	1,669,333	(1,790,039)	80,892	(2,258,739)

Comprehensive income (loss)	$3,449,421	$(3,962,707)	$3,304,242	$(7,562,553)

See notes to condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Six months ended June 25, 2005 and June 26, 2004

(unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Deferred Compensation	Treasury Stock	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
Balance, December 31, 2003	70,044,960	$700,449	$263,165,884	$(1,421,904)	$—	$3,213,838	$(111,921,110)	$153,737,157
Exercise of stock options	63,575	636	237,534	—	—	—	—	238,170
Amortization of deferred compensation	—	—		252,265	—	—	—	252,265
Net unrealized holding loss on marketable securities	—	—	—	—	—	(2,258,739)	—	(2,258,739)
Foreign currency translation adjustments	—	—	—	—	—	414,094	—	414,094
Net loss	—	—	—	—	—	—	(5,717,908)	(5,717,908)

Balance, June 26, 2004	70,108,535	$701,085	$263,403,418	$(1,169,639)	$—	$1,369,193	$(117,639,018)	$146,665,039

Balance, December 25, 2004	70,130,615	$701,306	$263,460,874	$(922,946)	$(671,235)	$2,370,967	$(125,753,126)	$139,185,840
Exercise of stock options	173,865	1,738	80,764	—	—	—	—	82,502
Issuance of restricted stock	240,000	2,400	897,600	(900,000)	—	—	—	—
Forfeiture of unvested restricted stock	(7,125)	(71)	(34,540)	34,611	—	—	—	—
Amortization of deferred compensation	—	—	—	355,658	—	—	—	355,658
Net unrealized holding gain on marketable securities	—	—	—	—	—	80,892	—	80,892
Foreign currency translation adjustments	—	—	—	—	—	178,853	—	178,853
Treasury stock purchases	—	—	—	—	(4,675,172)	—	—	(4,675,172)
Net income	—	—	—	—	—	—	3,044,497	3,044,497

Balance, June 25, 2005	70,537,355	$705,373	$264,404,698	$(1,432,677)	$(5,346,407)	$2,630,712	$(122,708,629)	$138,253,070

See notes to condensed consolidated financial statements.

KOPIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six months Ended
	June 25, 2005	June 26, 2004
Cash flows from operating activities:
Net income (loss)	$3,044,497	$(5,717,908)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,836,199	4,926,264
Amortization of interest premium or discount	193,635	247,489
Minority interest in income of subsidiary	158,006	307,044
Equity losses in unconsolidated affiliates	149,508	600,000
Amortization of deferred compensation	355,658	252,265
Impairment charge	517,902	—
Change in allowance for doubtful accounts	560,000	—
Changes in assets and liabilities:
Accounts receivable	(88,326)	(2,544,932)
Inventory	(1,038,394)	(4,756,280)
Prepaid expenses and other current assets	(475,283)	(184,948)
Accounts payable and accrued expenses	(281,263)	392,972
Billings in excess of revenue earned	(299,329)	34,609

Net cash provided by (used in) operating activities	4,632,810	(6,443,425)

Cash flows from investing activities:
Proceeds from sale of marketable securities	12,357,833	24,844,744
Purchases of marketable securities	(4,798,719)	(23,756,225)
Other assets	(47,625)	(1,174,172)
Investment in KO-BRITE joint venture	(3,000,000)	—
Proceeds from sale of equipment	4,500,000	—
Capital expenditures	(353,147)	(1,005,257)

Net cash provided by (used in) investing activities	8,658,342	(1,090,910)

Cash flows from financing activities:
Treasury stock purchases	(4,675,172)	—
Proceeds from exercise of stock options	82,502	238,170

Net cash (used in) provided by financing activities	(4,592,670)	238,170

Effect of exchange rate changes on cash	140,759	284,523

Net increase (decrease) in cash and equivalents	8,839,241	(7,011,642)
Cash and equivalents:
Beginning of period	17,816,495	29,144,578

End of period	$26,655,736	$22,132,936

See notes to condensed consolidated financial statements.

KOPIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The condensed consolidated financial statements for the six months ended June 25, 2005 and June 26, 2004 are unaudited and include all adjustments, which, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. All such adjustments are of a normal recurring nature.

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

2. FOREIGN CURRENCY TRANSLATION

Assets and liabilities of non-U.S. operations are translated into U.S. dollars at period-end exchange rates, and revenues and expenses at rates prevailing during the period. Currency translation adjustments are recorded as part of accumulated other comprehensive income and aggregate $2,360,000 of accumulated other comprehensive income at June 25, 2005. Transaction gains or losses are recognized in income or loss currently.

3. INVENTORY

Inventory is stated at the lower of cost (determined on the first-in, first-out or specific identification method) or market and consists of the following at June 25, 2005 and December 25, 2004:

	June 25, 2005	December 25, 2004
Raw materials	$3,414,481	$4,881,589
Work-in-process	1,916,265	1,431,396
Finished goods	3,673,114	1,621,970

	$9,003,860	$7,934,955

4. NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of common shares and potential common shares outstanding during the period using the treasury stock method. Potential common shares have not been included in any periods in which the effect would be antidilutive. For the three and six months ended June 25, 2005, 201,773 and 203,808 shares are included in the diluted earnings per share calculation from the assumed exercise of outstanding stock options. For the three and six months ended June 26, 2004, stock options and non vested restricted shares exercisable into 1,723,049 and 1,379,561 shares were outstanding but not included in the computation of diluted earnings per share as the net loss for this period would have made their effect antidilutive.

Stock-Based Compensation

The Company accounts for its stock-based compensation in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, using the intrinsic value method. Under APB Opinion No. 25, stock compensation expense is recognized for the excess, if any, of intrinsic value of the award over the exercise price.

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), which requires the recognition of compensation cost for all share-based payments (including employee stock options) at fair value (generally grant date fair value). The standard is effective for interim or annual periods beginning after a company’s first fiscal year beginning on or after June 15, 2005. SFAS 123R provides two alternative adoption methods. The first method is a modified prospective transition method whereby a company would recognize share-based employee costs from the beginning of the fiscal period in which the recognition provisions are first applied as if the fair-value-based accounting method had been used to account for all employee awards granted, modified, or settled after the effective date and to any awards that were not fully vested as of the effective date. Measurement and attribution of compensation cost for awards that are unvested as of the effective date of SFAS 123R would be based on the same estimate of the grant-date fair value and the same attribution method used previously under SFAS No. 123, “Accounting for Stock Based Compensation” (SFAS 123). The second adoption method is a modified retrospective transition method whereby a company would recognize employee compensation cost for periods presented prior to the adoption of SFAS 123R in accordance with the original provisions of SFAS 123; that is, an entity would recognize employee compensation costs in the amounts reported in the pro forma disclosures provided in accordance with SFAS 123. A company would not be permitted to make any changes to those amounts upon adoption of SFAS 123R unless those changes represent a correction of an error. For periods after the date of adoption of SFAS 123R, the modified prospective transition method described above would be applied. The Company currently expects to adopt SFAS 123R beginning in the quarter ending April 1, 2006, using the modified prospective method, although the Company continues to review its options for adoption under this new pronouncement. In addition, the Company is considering accelerating the vesting of certain stock options in fiscal year 2005 prior to the effectiveness of SFAS 123R. The effect of the adoption will be to increase the Company’s stock option compensation expense.

The following table illustrates the effect on the net income (loss) and net income (loss) per share had the Company used the fair-value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and its amendment to measure employee stock compensation. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in the three and six months ended June 25, 2005 and June 26, 2004: no expected dividend yield; expected volatility of 72.69%; risk-free interest rate of 4.22% in 2005 and in 2004; and expected lives of four years. The weighted-average fair value of options on grant date was $2.05 in 2005 and $2.75 in 2004.

	Three Months Ended			Six Months Ended
	June 25, 2005		June 26, 2004	June 25, 2005	June 26, 2004
Net income (loss), as reported		$1,873,307	$(2,336,000)	$3,044,497	$(5,717,908)
Plus: Amortization of deferred compensation		172,661	126,133	355,658	252,265
Less: Total stock-based employee compensation determined under fair value method		(519,133)	(1,444,456)	(1,048,603)	(3,811,082)

Pro Forma net income (loss)		$1,526,835	$(3,654,323)	$2,351,552	$(9,276,725)

Earning per share:
Basic, as reported	$	..03	$(.03)	$.04	$(.08)

Basic, pro forma		$.02	$(.05)	$.03	$(.13)

Diluted, as reported		$.03	$(.03)	$.04	$(.08)

Diluted, pro forma		$.02	$(.05)	$.03	$(.13)

5. OTHER CURRENT AND NON CURRENT ASSETS

Other assets consist primarily of the Company’s investment in Micrel, Inc. and non-marketable equity securities in various companies and notes receivable.

Marketable Equity Security

During the second quarter of 2001, the Company exchanged its interest in Kendin for 986,054 shares of Micrel Incorporated (Micrel), as part of Micrel’s acquisition of Kendin. During the second quarter of fiscal year 2002, as the result of the lapse of a contingency period related to the sale of Kendin, the Company received an additional 115,448 shares of Micrel common stock, which were previously held in escrow.

Since the receipt of the Micrel shares the Company has sold approximately 700,000 shares for total proceeds of $13,443,000. The gains and losses recognized from the exchange of the Micrel investment and subsequent activity related to Micrel is included in other income and expense. As of June 25, 2005, the Company held approximately 400,000 shares of Micrel common stock with a market value of approximately $4,523,000 and an adjusted cost basis of approximately $3,606,000. The fair value of this investment at December 25, 2004 was $4,350,000.

Non-Marketable Securities

At June 25, 2005, the Company had a 40% interest in Kopin Taiwan Corp (KTC), which is accounted for using the equity method and had a carrying value of $0. The Company has manufactured products for KTC to sell to their customers and KTC manufactures product for the Company to sell to its customers. In addition, the Company provides technical services to KTC and sells raw substrates. For the three and six months ended June 25, 2005 the Company had product sales to KTC of approximately $14,000 and $165,000, respectively, as compared to $1,015,000 and $1,667,000, respectively, for the three and six months ended June 26, 2004. For the three and six months ended June 25, 2005 the Company had purchases from KTC of approximately $903,000 and $1,285,000, respectively, as compared to $344,000 and $344,000, respectively, for the three and six months ended June 26, 2004. For the three and six months ended June 26, 2004 the Company recorded losses of $300,000 and $600,000, respectively, in “Equity losses in unconsolidated affiliates” in the statement of operations, which represented its ownership percentage of KTC’s operating results. One of the Company’s Directors is chairman of KTC and owns approximately 1% of the outstanding common stock of KTC.

Summarized financial information for KTC for the three and six months ended June 25, 2005 and June 26, 2004, is as follows:

	Three Months Ended		Six Months Ended
	June 25, 2005	June 26, 2004	June 25, 2005	June 26, 2004
Revenue	$860,000	$1,109,000	$1,498,000	$1,525,000
Gross (loss) profit	(209,000)	(394,000)	(475,000)	(759,000)
Loss from operations	(751,000)	(831,000)	(1,483,000)	(1,748,000)
Net loss	(721,000)	(752,000)	(1,444,200)	(1,667,000)

In February 2005 the Company contributed its CyberLite LED technology, production know-how, and $3.0 million to a joint venture, KO-BRITE, which will manufacture and sell LEDs. For its contribution, the Company received a 23% interest in KO-BRITE. In addition, KTC contributed $2.0 million for a 15% interest in KO-BRITE and unrelated investors contributed an additional $9.0 million. KO-BRITE was established under the laws of Mauritius for the purpose of constructing manufacturing operations in China and contract manufacturing operations in Taiwan. Subsequent to its establishment, KO-BRITE entered into an agreement, which requires it to pay the Company a total of $7.5 million for the transfer of certain equipment and the performance of research and training activities. During the fiscal year ended December 25, 2004, the Company recorded an impairment charge of $2.1 million to write down the optical equipment to its estimated $6.0 million fair value less estimated transfer costs. During the six months ended June 25, 2005, the Company increased its estimate of costs associated with the sale of the equipment. Accordingly, the fair value less costs of sale is estimated to be $5.3 million and the Company recorded an additional $517,902 impairment charge.

KO-BRITE is required to pay the Company upon certain milestones. During the six months ended June 25, 2005, the Company received $5.3 million for the achievement of some of the required milestones. An additional $1.5 million is due upon the successful installation of the equipment that it contributed to the joint venture at the KO-BRITE designated locations. Subsequent to the second quarter of 2005, the equipment arrived in the KO-BRITE designated locations and is scheduled for installation by third parties in the third quarter of 2005, upon which time the additional $1.5 million is due. A final payment of $750,000 is due upon KO-BRITE achieving certain product performance characteristics as validation of the effective transfer of technology and training of KO-BRITE personnel. As this final deliverable is not within the control of the Company, such revenue will not be recognized until these criteria are achieved, which is currently scheduled to occur in the fourth quarter of fiscal 2005. During the six months ended June 25, 2005, the Company recorded revenue of $650,000 of the $1.5 million total expected payments related to research and development and training services for KO-BRITE, the remaining payment contingent upon successful performance, will be recognized when such revenue is realizable.

The Company accounts for its ownership interest in KO-BRITE within results of operations using the equity method. KO-BRITE’s results are recorded one quarter in arrears from the Company’s. During the three and six months ended June 25, 2005 the Company recorded a loss of $0 and $149,508, respectively, in “Equity losses in unconsolidated affiliates” in the statement of operations.

At June 25, 2005, the Company had an investment in a company with a carrying value of approximately $2,896,000, which is carried under the cost method. The Company made investments of $1,338,081 in fiscal year 2004 and an aggregate $1,622,000 in fiscal years 2003 and 2002. The Company’s Chief Executive Officer is a founder and board member of this company and owns approximately 4.10% of this company. Certain directors and an officer of the Company have also invested in this company and their ownership ranges from 0.1% to 1.1%.

Certain officers and directors have invested in some of the Company’s investee companies, including Micrel. The Company has a loan to a non-officer employee for $170,000 at June 25, 2005 (as permitted under applicable law).

One of the Company’s directors is also a member of the Board of Directors of one of its customers. This director does not sit on any committees of the Company.

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

Compensation expense is amortized over the vesting period for all awards. Compensation expense for awards subject to acceleration (200,000 shares) would be accelerated when it becomes probable that accelerated vesting would occur. For the three and six months ended June 25, 2005 the Company recorded stock compensation expense of $172,661and $355,658 and the Company recognized $126,133 and $252,265 for the three and six months ended June 26, 2004, respectively.

The Company has an ongoing authorization, as amended, from the Board of Directors to repurchase the Company’s common stock in open market or negotiated transactions. As of June 25, 2005, the Company had a remaining authorization to repurchase up to $9,653,593 worth of its common stock. During the three and six months ended June 25, 2005, the Company repurchased an aggregate of 1,116,900 and 1,380,300 shares of its common stock for an aggregate $3,720,280 and $4,675,172, respectively, an average per share price of $3.39 for the six months ended June 25, 2005.

At June 25, 2005, the Company has reserved 1,569,268 shares of common stock for issuance under the Company’s stock award plans.

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

	Six months Ended
	June 25, 2005	June 26, 2004
Beginning Balance	$1,030,000	$1,030,000
Additions	287,000	824,000
Claim and reversals	(287,000)	(824,000)

Ending Balance	$1,030,000	$1,030,000

8. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), which requires the recognition of compensation cost for all share-based payments (including employee stock options) at fair value (generally grant date fair value). The standard is effective for interim or annual periods beginning after a company’s first fiscal year beginning on or after June 15, 2005. SFAS 123R provides two alternative adoption methods. The first method is a modified prospective transition method whereby a company would recognize share-based employee costs from the beginning of the fiscal period in which the recognition provisions are first applied as if the fair-value-based accounting method had been used to account for all employee awards granted, modified, or settled after the effective date and to any awards that were not fully vested as of the effective date. Measurement and attribution of compensation cost for awards that are unvested as of the effective date of SFAS 123R would be based on the same estimate of the grant-date fair value and the same attribution method used previously under SFAS No. 123, “Accounting for Stock Based Compensation” (SFAS 123). The second adoption method is a modified retrospective transition method whereby a company would recognize employee compensation cost for periods presented prior to the adoption of SFAS 123R in accordance with the original provisions of SFAS 123; that is, an entity would recognize employee compensation costs in the amounts reported in the pro forma disclosures provided in accordance with SFAS 123. A company would not be permitted to make any changes to those amounts upon adoption of SFAS 123R unless those changes represent a correction of an error. For periods after the date of adoption of SFAS 123R, the modified prospective transition method described above would be applied. The Company currently expects to adopt SFAS 123R beginning in the quarter ending April 1, 2006, using the modified prospective method, although the Company continues to review its options for adoption under this new pronouncement. In addition, the Company is considering accelerating the vesting of certain stock options in fiscal year 2005 prior to the effectiveness of SFAS 123R. The effect of the adoption will be to increase the Company’s stock option compensation expense.

In December 2004, the FASB issued SFAS No. 151, “Inventory Costs” (SFAS 151). SFAS 151 requires abnormal amounts of inventory costs related to idle facility, freight handling and wasted material expenses to be recognized as current period charges. Additionally, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The standard is effective for fiscal years beginning after June 15, 2005. The Company believes the adoption of SFAS 151 will not have a material impact on its consolidated financial statements.

In June 2004, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 02-14, “Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock.” EITF Issue No. 02-14 addresses whether the equity method of accounting applies when an investor does not have an investment in voting common stock of an investee but exercises significant influence through other means. EITF Issue No. 02-14 states that an investor should only apply the equity method of accounting when it has investments in either common stock or in-substance common stock of a corporation, provided that the investor has the ability to exercise significant influence over the operating and financial policies of the investee. The accounting provisions of EITF Issue No. 02-14 are effective for the first quarter of 2005. The adoption of EITF Issue No. 02-14 did not have a material effect on the Company’s financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of the financial condition and results of operations are based upon unaudited condensed consolidated financial statements. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, inventories, recovery of long-lived assets, investment valuations and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not apparent from other sources. Actual results may differ from these estimates under different assumptions.

We believe the following critical accounting policies are most affected by our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue Recognition

We recognize revenue in accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”). SAB 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred and services rendered; (3) the price to the buyer is fixed or determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgment regarding the fixed nature of the price to the buyer charged for products delivered and services rendered and collectibility of the sales price. We do not recognize revenue for products prior to customer acceptance unless we believe the product meets all customer specifications and we have a history of consistently achieving customer acceptance of the product. Provisions for product returns and allowances are recorded in the same period as the related revenues. We analyze historical returns, current economic trends and changes in customer demand and acceptance of product when evaluating the adequacy of sales returns and other allowances. Certain product sales are made to distributors under agreements allowing for a limited right of return on unsold products. Sales to distributors are primarily made for sales to the distributor’s customers and not for their stocking of inventory. We delay revenue recognition for our estimate of distributor claims of right of return on unsold products based upon our historical experience with our products and specific analysis of amounts subject to return based upon discussions with our distributors or their customers.

As of December 25, 2004 the Company had recorded sales return reserves of approximately $0.6 million for the sales of our CyberLite products based on communications from our customer, of their intent to return the product. As of June 25,

2005, the customer has not returned the $0.6 million of product and the reserve is still recorded. During the three month period ended March 25, 2005 we notified our customers of our plans to discontinue production of our CyberLite products and anticipate negotiating with them during the remainder of 2005 for any final returns.

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

We have been in negotiations with the U.S. government for a cost reimbursement contract, which would pay the Company in the range of $0.8 million to $1.0 million dollars for display development costs. We have not yet been awarded the contract, however we have proceeded at our own risk under the assumption that we will receive the contract. During the six months ended June 25, 2005, the Company incurred approximately $0.4 million of cost for this project. If we are awarded the contract, subject to its terms, we expect to record revenue in the quarter that the contract is awarded for some or all of the $0.4 million of cost that we previously incurred. Because we expect to be awarded the contract, we have reported the $0.4 million of incurred expenses as funded research and development expense.

Bad Debt

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. This estimate is based on an analysis of specific customer creditworthiness and historical bad debts experience. If the financial condition of our customers were to deteriorate, resulting in their inability to make future payments, additional allowances may be required. Such additional allowances would adversely impact our ability to achieve or maintain profitability.

Inventory

We provide a reserve for estimated obsolete or unmarketable inventory based on assumptions about future demand and market conditions. Inventories that are obsolete or slow moving are generally fully reserved as such information becomes available. Our III-V products are made to each customer’s unique specifications and are generally produced upon receipt of a customer order. The ending inventory attributable to the Company’s III-V products generally represents products manufactured but either not yet delivered to customers or have been delivered to our customer under a consignment program. Our display products are manufactured based upon production plans whose critical assumptions include non binding demand forecasts provided by our customers, lead times for raw materials, lead times for third-party wafer fabs to perform circuit processing and yields. If a customer cancelled an order, or actual demand were lower than forecasted demand, we could not sell the excess III-V inventory and we may not be able to sell the excess display inventory and additional reserves would be required. If we were unable to sell the excess inventory we would establish reserves to reduce the inventory to its estimated realizable value (generally zero).

Investment Valuation

We hold a minority equity investment in a publicly traded company whose share price may be highly volatile. This investment had a fair market value of $4.5 million at June 25, 2005. The determination that a decline is other-than-temporary is subjective and influenced by many factors. When assessing a publicly-traded investment for an other-than-temporary decline in value, we consider such factors as, among other things, how significant the decline in value is as a percentage of the original cost, how long the market value of the investment has been less than its original cost, the performance of the investee’s stock price in relation to the stock price of its competitors within the industry and the market in general and analyst recommendations. We also review the financial statements of the investee to determine if the investee is experiencing financial difficulties. In the event we determine an other-than-temporary decline in value has occurred, we record an impairment loss, which would have an adverse impact on our results of operations.

We periodically make investments in private companies which, carried on a cost basis, have values that are difficult to determine. When assessing investments in private companies for an other-than-temporary decline in value, we consider such factors as, among other things, the share price from the investee’s latest financing round, the performance of the investee in relation to its own operating targets and its business plan, the investee’s revenue and cost trends, the liquidity and cash position, including its cash burn rate and market acceptance of the investee’s products and services. We provide for an impairment valuation if we believe a decline in the value of an investment is other-than-temporary.

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, we periodically review the carrying value of our long-lived assets to determine if facts and circumstances suggest that they may be impaired or that the amortization or depreciation period may need to be changed. The carrying value of a long-lived asset is considered impaired when the anticipated identifiable undiscounted cash flows from such asset are less than its carrying value. For assets that are to be held and used, impairment is measured based upon the amount by which the carrying amount of the asset exceeds its fair value. If our estimates of anticipated future cash flows or market conditions were incorrect, additional impairment charges may be required. During fiscal 2004, we recognized a $5.3 million impairment charge related to assets held for use or being transferred to the KO-BRITE joint venture. The carrying value of our long-lived assets was $10.2 million at June 25, 2005.

Product Warranty

The Company generally sells products with a limited warranty of product quality and a limited indemnification of customers against intellectual property infringement claims related to the Company’s products. The Company accrues for known warranty and indemnification issues if a loss is probable and can be reasonably estimated, and accrues for estimated incurred but unidentified issues based on historical activity. As of June 25, 2005, we had a warranty reserve of $1,030,000. For the six months ended June 25, 2005 and June 26, 2004, our warranty expense was approximately $287,000 and $824,000, respectively. If our estimates for warranty claims are incorrect, our revenue could be overstated and profits would be negatively impacted.

Income Taxes

The Company has historically incurred domestic operating losses for book and taxable income. We establish valuation allowances if it appears to be more likely than not that our deferred tax assets will not be realized. These judgments are based on our projections of taxable income and the amount and timing of our tax operating loss carryforwards and other deferred tax assets. Given our federal operating tax loss carryforwards, we do not expect to pay domestic federal taxes in the near term. It is possible that we could pay domestic alternative minimum taxes and state income taxes. We are also subject to foreign taxes from our Korean subsidiary operations.

Our income tax provision is based on calculations and assumptions that will be subject to examination by tax authorities. We regularly assess the potential outcomes of these examinations and any future examinations for the current or prior years in determining the adequacy of our provision for income taxes. Should the actual results differ from our estimates, we would have to adjust the income tax provision in the period in which the facts that give rise to the revision become known. Such adjustment could have a material impact on our results of operations. As of June 25, 2005 the Company has recorded $0.7 million for potential additional taxes which are subject to tax examinations to be conducted, if ever, by the end of third quarter of 2005.

Business Matters

We are a leading developer and manufacturer of advanced semiconductor materials and miniature displays. We use our proprietary semiconductor material technology to design, manufacture and market our III-V and display products for use in highly demanding commercial wireless communications and high-resolution portable consumer electronic applications. Our products enable our customers to develop and market an improved generation of products for these target applications.

We have two principal sources of revenues: product revenues and research and development revenues. Product revenues consist of sales of our CyberDisplay products and our III-V products, principally gallium arsenide (“GaAs”) HBT transistor wafers. Research and development revenues consist primarily of development contracts with agencies of the U.S. government and amounts earned under agreements with KO-BRITE discussed below. For the six months ended June 25, 2005, research and development revenues were $2.2 million or 5.4% of total 2005 revenues to date and $1.0 million, or 1% of total revenues for the corresponding period in 2004.

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

KO-BRITE is required to pay the Company upon certain milestones. During the six months ended June 25, 2005, the Company received $5.3 million for the achievement of some of the required milestones. An additional $1.5 million is due upon the successful installation of the equipment we contributed to the joint venture at the KO-BRITE designated locations. Subsequent to the second quarter of 2005 the equipment arrived in the KO-BRITE designated locations and is scheduled for installation by third parties in the third quarter of 2005 upon which time the additional $1.5 million is due. A final payment of $750,000 is due upon KO-BRITE achieving certain product performance characteristics as validation of the effective transfer of technology and training of KO-BRITE personnel. As this final deliverable is not within the control of the Company, such revenue will not be recognized until these criteria are achieved, which is currently scheduled to occur in the fourth quarter of fiscal 2005. During the six months ended June 25, 2005, we recorded revenue of $650,000 of the $1.5 million total expected payments related to research and development and training services for KO-BRITE, the remaining payment contingent upon successful performance will be recognized when such revenue is realizable.

Results of Operations

Revenues. Our total revenues for the three and six months period ended June 25, 2005 and June 26, 2004 were as follows (in millions):

	Three Months Ended		Six Months Ended
Product revenue:	June 25, 2005	June 26, 2004	June 25, 2005	June 26, 2004
Cyber Display	$12.0	$13.2	$21.5	$26.0
III-V	9.0	10.4	18.4	19.9

Total product revenue	$21.0	$23.6	$39.9	$45.9

During the three and six months ended June 25, 2005, we recorded CyberLite research and development revenues of $0 and $650,000, which are included within our III-V product group revenues, as a result of the performance of certain activities required under the agreements with KO-BRITE. For the six months ended June 25, 2005 and June 26, 2004, CyberLite product sales were approximately $0.1 million and $2.0 million. We have terminated production of CyberLite products and expect no future shipments. The decrease in CyberDisplay revenues in the three and six months ended June 25, 2005 compared to the three and six months ended June 26, 2004 resulted from a decrease in sales of our display products to customers who use our display for digital still camera and camcorder applications partially offset by an increase in sales for military applications. Based on current negotiations with our customers and certain contractual obligations we expect the prices of our consumer display and III-V products to decline in the range of 8 to 15% in fiscal year 2005. The overall increase or decrease in the average sales price of our display will be dependent on the sales mix of consumer and military display sales. In fiscal year 2005, we expect the sale prices of our consumer displays to decline but we expect an increase in military product sales, which have higher unit selling prices. Military display sales accounted for more than 10% of total revenues for the three months ended June 25, 2005.

For the three months ended September 24, 2005, we expect an increase in consumer display sales primarily from increased sales of displays for digital still camera products. We may experience a decrease in sales of displays for military applications in the third quarter ending September 24, 2005. During the second half of fiscal year 2005, our military program will transition from an existing customer to two new customers.

Research and development revenues for the six months ended June 25, 2005 and June 26, 2004 were $2.2 million and $1.0 million, respectively. During the six months ended June 25, 2005, the Company performed increased levels of services under research cost sharing arrangements compared to the corresponding period in the 2004 fiscal year. In addition, the six months period ended June 25, 2005 included $0.3 million of revenues from a final project deliverable accepted by a customer during the quarter ended March 26, 2005 without significant incremental costs.

We believe that we have captured significant share in the markets for applications which currently use HBT transistor wafers and CyberDisplay products, principally wireless handsets and camcorders, and we will need to increase sales in other applications to generate revenue growth in these product lines. In addition, we believe that sales of camcorders will decline over the next few years as new technologies, particularly digital video recorders, enter the market. We believe that the rate at which the camcorder market will decline will be dependent upon how quickly these new technologies are adopted, which we are unable to predict.

International sales represented 36% and 57% of revenues for the six months ended June 25, 2005 and June 26, 2004, respectively. The decrease in international sales is primarily attributable to a decrease in display sales for camcorder and digital still camera applications, which are primarily foreign customers, and an increase in domestic sales of our military display products. The international sales percentage excludes the impact of the $650,000 revenues from the KO-BRITE joint venture. International sales are primarily sales of CyberDisplay products to consumer electronic manufacturers primarily located in Japan and Korea. Our international sales are primarily denominated in U.S. currency. Consequently, a strengthening of the U.S. dollar could increase the price in local currencies of our products in international markets and make our products relatively more expensive than competitors’ products that are denominated in local currencies, leading to a reduction in sales or profitability in those international markets. In addition, sales of our CyberDisplay products in Korea are transacted through our Korean subsidiary Kowon Technology Co., LTD. Kowon’s sales are primarily denominated in U.S. dollars. However, Kowon’s local operating costs are primarily denominated in Korean won. As a result, our financial position and results of operations are subject to exchange rate fluctuation. We have not taken any protective measures against exchange rate fluctuations, such as purchasing hedging instruments with respect to such fluctuations, because of the historically stable exchange rate between the Japanese yen, Korean won and the U.S. dollar.

Cost of Product Revenues. Cost of product revenues, which is comprised of materials, labor and manufacturing overhead related to our products, was $13.2 million and $24.1 million for the three and six months ended June 25, 2005, respectively, compared to $19.8 million and $38.9 million for the three and six months ended June 26, 2004, respectively, a decrease of approximately $6.6 and $14.8 million or 33.3% and 38.0% respectively. Cost of product revenues as a percent of sales for three months ended June 25, 2005 and the three months ended June 26, 2004 were 64.4% and 87.0%, respectively. The decrease in cost of product revenues as a percentage of product sales resulted from an improvement in manufacturing yields and a reduction in cost of sales of our optical product line as a result of the transfer of the optical assets to the KO-BRITE joint venture. Cost of sales of CyberLite products for the six months ended June 25, 2005 were $46,000 versus $3.1 million for the six months ended June 26, 2004. Gross margin percentage was further increased because of higher military sales, which have higher margins.

If we do have lower military product sales and an increase in consumer display sales in the three month period ending September 24, 2005, then we would expect gross margins as a percentage of revenues to decline in the third quarter of fiscal year 2005.

Research and Development. Research and development expenses are incurred in support of internal display and III-V product development programs or programs funded by agencies of the U.S. government, the KO-BRITE joint venture and commercial partners. Research and development costs include staffing, purchases of materials and laboratory supplies, circuit design costs, fabrication and packaging of display products, and overhead. For the three and six months ended June 25, 2005 and June 26, 2004 research and development expense was as follows (in millions):

	Three Months Ended		Six Months Ended
Research and Development Expense	June 25, 2005	June 26, 2004	June 25, 2005	June 26, 2004
Funded	$1.4	$0.5	$3.6	$0.8
Internal	1.3	3.0	2.5	6.6

Total research and development expense	$2.7	$3.5	$6.1	$7.4

Internal research and development expenses were primarily attributed to the development of our new III-V products and display electronic viewfinder modules and higher level assembly products. We have discontinued our internal CyberLite development activities and anticipate that any further CyberLite product research and development activities will be performed directly by the KO-BRITE joint venture. During the six months ended June 25, 2005 and June 26, 2004, we spent approximately $0.1 million and $3.2 million respectively, including allocated overhead, on CyberLite product research and development costs. We have been in negotiations with the U.S. government for a cost reimbursement contract, which would pay the Company in the range of $0.8 million to $1.0 million dollars for display development costs. We have not yet been awarded the contract, however we have proceeded at our own risk under the assumption that we will receive the contract. During the six months ended June 25, 2005, the Company incurred approximately $0.4 million of cost for this project. If we are awarded the contract, subject to its terms, we expect to record revenue in the quarter that the contract is awarded for some or all of the $0.4 million of cost that we previously incurred. Because we expect to be awarded the contract, we have reported the $0.4 million of incurred expenses as funded research and development expense.

Selling, General and Administrative. Selling, general and administrative (S,G&A) expenses consist of the expenses incurred by our sales and marketing personnel and related expenses, and administrative and general corporate expenses.

S,G&A expenses were $3.9 million and $7.2 million in the three and six months ended June 25, 2005, respectively, compared to $2.6 million and $5.6 million for the three and six months ended June 26, 2004, respectively. During the six months ended June 25, 2005, the Company recorded an additional $0.7 million in bad debt expense, $0.3 million for audit and other professional fees, $0.2 million for promotional events and $0.1 million for severance costs as compared to the six months ended June 26, 2004.

In fiscal year 2003, we issued 272,500 restricted common stock awards to certain employees of the Company and recorded deferred compensation expense of $1.4 million. In fiscal 2005, we issued 240,000 restricted common stock awards to certain employees of the Company and recorded deferred compensation expense of $0.9 million. Each award requires the employee to fulfill certain obligations including remaining employed by the Company for periods of either two or four years (the “Restriction Period”). Of the 240,000 awards issued in fiscal 2005, the restriction on 200,000 will lapse upon the Company achieving four consecutive profitable quarters. Included in S,G&A for the six months ended June 25, 2005 and June 26, 2004, were non-cash stock compensation expense of $0.4 million and $0.3 million, respectively.

Impairment Charge. In connection with the KO-BRITE joint venture agreement discussed above, the Company entered into an agreement to sell certain assets of its CyberLite LED product line and discontinued the use of the remaining CyberLite LED product line assets, including equipment. During the six months ended June 25, 2005 the Company increased its estimate of costs associated with the sale of the equipment. Accordingly the net realizable value is estimated to be $5.3 million and the Company recorded an additional $0.5 million impairment charge.

Other Income and Expense, Net. Other income and expenses, net, was $0.8 million and $1.4 million for the three and six months ended June 25, 2005, respectively, compared to $0.7 million and $1.4 million, respectively, for the corresponding periods in 2004. Other income and expenses is primarily composed of interest income offset by foreign currency transaction losses incurred by our Korean subsidiary Kowon.

Equity Losses in Unconsolidated Affiliates. For the six months ended June 25, 2005, the equity losses in unconsolidated affiliates represents our 23% interest in the operating results of KO-BRITE. For the six months ended June 26, 2004 the losses represented our 40% interest in the operating results of KTC. During 2004, as a result of recording our proportionate share of KTC’s operating results, our investment in KTC was reduced to $0 and we no longer record a share of their additional losses.

Liquidity and Capital Resources

We have financed our operations primarily through public and private placements of our equity securities, research and development contract revenues, and sales of our III-V and CyberDisplay products. In November 2001, we filed a registration statement using a “shelf” registration process that we may, from time to time, offer shares of common stock or debt securities, the aggregate total of which will not exceed $150.0 million. As of June 25, 2005, we had issued an aggregate 3,000,000 shares for an aggregate $42.0 million, under this registration statement, and reduced the amount available thereunder to $108.0 million. We believe our available cash resources will support our operations and capital needs for at least the next twelve months.

As of June 25, 2005, we had cash and equivalents and marketable securities of $112.9 million and working capital of $121.1 million compared to $111.9 million and $123.4 million, respectively, as of December 25, 2004. The change in cash and equivalents and marketable securities was primarily due to our $3.0 million investment in KO-BRITE, investments in capital equipment and other assets of $0.4 million and stock repurchases of approximately $4.7 million, offset by cash provided by operating activities of $4.6 million and $4.5 million received from the KO-BRITE joint venture. The $4.5 million received from KO-BRITE, and the $0.8 million included in cash from operating activities, related to payments from KO-BRITE for the transfer of equipment and payments for services.

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

We lease facilities located in Taunton and Westborough, Massachusetts, Scotts Valley, California, and Columbia, Maryland, under non-cancelable operating leases. The Taunton leases expire through May 2010. The Taunton lease, which expires in 2010, may be extended by the Company for another 10-year term. The Westborough lease expires in April 2008. The Scotts Valley lease expires in 2007. The Maryland lease expires in 2005.

We expect to expend between $2.0 and $4.0 million on capital expenditures over the next twelve months, primarily for the acquisition of equipment relating to the production of our CyberDisplay products. We are investigating the possibility of installing a new 8-inch display manufacturing line. The cost to install this line could result in additional capital expenditures of $5.0 to $7.0 million.

On October 9, 2002, our Board of Directors authorized the re-purchase of up to $15.0 million of our common stock over a two-year period. Through September 23, 2004, we repurchased a total of 103,200 shares for an aggregate $378,319 since the program’s inception. Our Board of Directors subsequently authorized an extension of the stock repurchase program pursuant to which we may now purchase up to a total of $14,621,681worth of the Company’s common stock through October 2006. From September 24, 2004 through June 25, 2005, we have repurchased a total of 1,459,200 shares for an aggregate $4,968,088, consisting of 342,300 shares for an aggregate $1,247,808 purchased from September 24, 2004 to March 26, 2005 and 1,116,900 shares for an aggregate $3,720,280 purchased during the three months ended June 25, 2005. As of June 25, 2005, the Company could purchase an additional $9,653,593 under this authorization. The specific timing and amount of repurchases, if any, will vary based on market conditions, securities law limitations, and other factors. The repurchases will be made using our cash resources. The repurchase transactions to-date all occurred in open market purchases. The repurchase program may be suspended or discontinued at any time without prior notice upon approval of our Board of Directors.

Period	Total number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar of Shares that May Yet Be Purchased Under the Plans or Programs
	(a)	(b)	(c)	(d)
March 27, 2005 through April 23, 2005	230,200	$2.87	230,200	$12,713,999
April 24, 2005 through May 21, 2005	550,000	$3.35	550,000	$10,873,429
May 22, 2005 through June 25, 2005	336,700	$3.62	336,700	$9,653,593

Total	1,116,900	$3.33	1,116,900

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), which requires the recognition of compensation cost for all share-based payments (including employee stock options) at fair value (generally grant date fair value). The standard is now effective for interim or annual periods beginning after a company’s first fiscal year beginning on or after June 15, 2005. SFAS 123R provides two alternative adoption methods. The first method is a modified prospective transition method whereby a company would recognize share-based employee costs from the beginning of the fiscal period in which the recognition provisions are first applied as if the fair-value-based accounting method had been used to account for all employee awards granted, modified, or settled after the effective date and to any awards that were not fully vested as of the effective date. Measurement and attribution of compensation cost for awards that are unvested as of the effective date of SFAS 123R would be based on the same estimate of the grant-date fair value and the same attribution method used previously under SFAS No. 123, “Accounting for Stock Based Compensation” (SFAS 123). The second adoption method is a modified retrospective transition method whereby a company would recognize employee compensation cost for periods presented prior to the adoption of SFAS 123R in accordance with the original provisions of SFAS 123; that is, an entity would recognize employee compensation costs in the amounts reported in the pro forma disclosures provided in accordance with SFAS 123. A company would not be permitted to make any changes to those amounts upon adoption of SFAS 123R unless those changes represent a correction of an error. For periods after the date of adoption of SFAS 123R, the modified prospective transition method described above would be applied. The Company currently expects to adopt SFAS 123R beginning in the quarter ending April 1, 2006 (the first interim period beginning after the Company’s 2005 fiscal year end), using the modified prospective method, although the Company continues to review its options for adoption under this new pronouncement. In addition, the Company is considering accelerating the vesting of certain stock options in fiscal year 2005 prior to the effectiveness of SFAS 123R. The effect of the adoption will be to increase the Company’s stock option compensation expense.

In December 2004, the FASB issued SFAS No. 151, “Inventory Costs” (SFAS 151). SFAS 151 requires abnormal amounts of inventory costs related to idle facility, freight handling and wasted material expenses to be recognized as current period charges. Additionally, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The standard is effective for fiscal years beginning after June 15, 2005. The Company believes the adoption of SFAS 151 will not have a material impact on its consolidated financial statements.

In June 2004, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 02-14, “Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock.” EITF Issue No. 02-14 addresses whether the equity method of accounting applies when an investor does not have an investment in voting common stock of an investee but exercises significant influence through other means. EITF Issue No. 02-14 states that an investor should only apply the equity method of accounting when it has investments in either common stock or in-substance common stock of a corporation, provided that the investor has the ability to exercise significant influence over the operating and financial policies of the investee. The accounting provisions of EITF Issue No. 02-14 are effective for the first quarter of 2005. The adoption of EITF Issue No. 02-14 did not have a material effect on the Company’s financial statements.

Seasonality

The markets we sell into are traditionally seasonal and we would expect that as our business matures, our third quarter would be our strongest sales quarter followed by our second quarter then our fourth quarter and our first quarter would be our lowest sales quarter.

Inflation

We do not believe inflationary forces have materially affected our operations.

Contractual Obligations

The following is a summary of our contractual payment obligations for operating leases as of June 25, 2005:

Contractual Obligations	Total	1-2 Years	3-5 Years	Thereafter
Operating Lease Obligations	$4,189,844	$2,030,067	$2,049,777	$110,000

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We invest our excess cash in high-quality government and corporate debt instruments, which bear lower levels of relative risk. We believe that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations, and cash flows should not be material. Included in other assets is an equity investment in Micrel, Incorporated (Micrel) totaling approximately $4.5 million which is subject to changes in value because of either specific operating issues at Micrel or overall changes in the stock market. We are exposed to changes in foreign currency exchange rates primarily through our translation of our foreign subsidiary’s financial position, results of operations, and transaction gains and losses as a result of non U.S. dollar denominated cash flows related to business activities in Asia, and remeasurement of United States dollars to the functional currency of our Kowon subsidiary. We do not currently hedge our foreign currency exchange rate risk.

Item 4. Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Act”)) as of June 25, 2005. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of June 25, 2005, our disclosure controls and procedures were not effective. This conclusion was based on the existence of the material weakness in our internal control over financial reporting previously disclosed and discussed below.

Other than the events giving rise to the material weakness and our steps to remediate the material weakness, each as described below, no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 25, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

A material weakness (within the meaning of PCAOB Auditing Standard No. 2) is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

As previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2004, and Quarterly Report on Form 10-Q for the quarterly period ended March 26, 2005, the Company identified a material weakness in its internal controls over financial reporting. Specifically, the Company’s resources and level of technical accounting expertise within the accounting function are insufficient to properly evaluate and account for non-routine or complex transactions, such as the determination of accounting for long-lived asset impairments. Consequently, the Company’s controls over the selection and application of complex accounting policies in accordance with generally accepted accounting principles are inadequate and constitute a material weakness in the design of internal control over financial reporting based on the criteria in the Internal Control—Integrated Framework. We believe this material weakness continued to exist at June 25, 2005.

Our management is developing a plan to remediate the material weakness. We expect this remediation will require us to hire additional qualified personnel to fill open positions within the accounting and compliance functions, and to increase the level of accounting expertise of current personnel through training. We are actively recruiting to fill the vacancies and are assessing the skill sets of individual members of our accounting and finance staff and of the staff as a whole. We have also concluded that we must ensure that all of our accounting and finance staff are thoroughly trained in the application of our accounting policies and procedures and internal controls. We have hired additional accounting resources and have engaged an outside firm to perform internal audit services to assist management in assessing the effectiveness of our internal controls.

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The information required by this item was reported in herein in Part 1, Item 2 under “Liquidity and Capital Resources”.

Item 3. Defaults Upon Senior Securities

None

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

Item 5. Other Information

None

Item 6. Exhibits

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

KOPIN CORPORATION
(Registrant)

Date: August 4, 2005	By:	/s/ John C.C. Fan
John C.C. Fan
President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date: August 4, 2005	By:	/s/ Richard A. Sneider
Richard A. Sneider
Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)