Form 10-Q
period 2005-09-24
KOPIN CORP
filed 2005-11-03
CIK 771266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15d

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 24, 2005

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes ☒ No ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

Indicate the number of shares outstanding of each issuer’s classes of common stock, as of the latest practicable date

Class	Outstanding as of October 21, 2005
Common Stock, par value $.01	68,810,181

Kopin Corporation

RISK FACTORS

This Form 10-Q report contains forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995, including without limitation statements made relating to our expectation that our revenues derived from Skyworks Solutions, Samsung and JVC will represent a significant portion of revenues in the near term; our belief that Sony’s and Sanyo’s share of Samsung’s business will increase in 2006 and ours will decrease; our belief that the camcorder market, and sales of camcorders, will decline over the next few years; our expectation that sales to our camcorder customers will decline at a faster rate than the overall decline in the camcorder market; our belief that the average sales price of our consumer CyberDisplay and III-V products will decrease in the range of 10 to 15%; our belief that the sales price of our displays will have to decrease to be competitive; our belief that our success in penetrating the military and digital still camera markets will impact our ability to increase sales of CyberDisplay products; our expectation that sales of our CyberDisplay products to customers who use them in camcorder applications will decrease; our belief that the sales price of our HBT transistors will decline by 8-10% in 2005; our expectation that the KoBrite joint venture will incur additional losses in the near term; our expectation that competition will increase; our expectation that fourth quarter revenues will decline, as will overall manufacturing efficiencies and gross margin percentage; our intention to seek patents on our inventions; our expected adoption of Statement of Financial Accounting Standards (SFAS) No. 123R in the quarter ending April 1, 2006; our expectation that sale prices of our consumer displays will decline, and military product sales will increase, in fiscal year 2005; our belief that we will need to increase sales in applications other than wireless handsets and camcorders to generate revenue growth in our HBT and CyberDisplay product lines; our expectation to negotiate with customers for returns of CyberLite products and our expectation not to make future shipments of CyberLite products; our expectation that further CyberLite LED research and development activities will be performed directly by KoBrite; our belief that our available cash resources will support our operations and capital needs for at least the next 12 months; our expectation that we will expend between $6.0 and $7.0 million on capital expenditures over the next 12 months; our belief that our adoption of SFAS No.151 will not have a material impact on our consolidated financial statements; our belief that our strongest sales quarters (strongest to weakest) are third, second, fourth and first; our expectation that our disclosure control and procedure resolution will require hiring additional staff and increasing our level of accounting expertise; our expectation that any earnings will be retained for the development of our businesses; our expectation not to pay domestic federal taxes in the near term; our expectation that our military program will transition from an existing customer to two new customers; and our belief that the effect of possible near-term changes in interests rates on our financial position, results of operations and cash flows should not be material. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industries in which we operate, management’s beliefs, and assumptions made by management. In addition, other written or oral statements, which constitute forward-looking statements, may be made by or on behalf of us. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “could”, “seeks”, “estimates”, variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements, whether as a result of new information, future events or otherwise. Factors that could cause or contribute to such differences in outcomes and results include, but are not limited to, those discussed below and those set forth in our periodic filings filed with the Securities and Exchange Commission, including without limitation our Annual Report on Form 10-K for the fiscal year ended December 25, 2004.

Failure to achieve and maintain effective internal controls could have a material adverse effect on our business, operating results and stock price. Our management is required to periodically evaluate the design and effectiveness of our disclosure controls and procedures. During the course of its evaluation for the year ended December 25, 2004, our management identified a material weakness in our application of generally accepted accounting standards, which continues through September 24, 2005. In addition, we have documented and tested our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires our management to annually assess the effectiveness of our internal control over financial reporting. During the course of our testing we identified the need to increase the number of accounting staff with knowledge of Securities and Exchange Commission rules and regulations and generally accepted accounting standards. Any failure to implement or difficulties experienced in implementing, improved controls or any failure to maintain existing effective controls could have a material adverse effect on our business, operating results and stock price. For the nine month period ended September 24, 2005 the Company has increased our accounting staff but several positions remain unfilled. As a result of the material weakness described above, the Company’s disclosure controls and procedures were not effective as of December 25, 2004 and September 24, 2005, which could result in a material misstatement in our annual and interim financial statements.

We have experienced a history of losses and have a significant accumulated deficit. Since inception, we have incurred significant net operating losses. As of September 24, 2005 we had an accumulated deficit of $117.3 million. There can be no assurance that we will continue to achieve or maintain profitability in the future.

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

We anticipate that sales to Skyworks Solutions, Samsung and JVC will continue to represent a significant portion of our revenues for the near future, although we expect that our revenues from Samsung and JVC may decrease. We believe that historically we have provided Skyworks Solutions with the vast majority of its HBT transistor wafers. Our primary competition for display sales to Samsung is Sony and Sanyo. Based on current negotiations we anticipate that Sony and Sanyo’s share of camcorder business will increase in 2006 and our business will decline. A significant reduction or delay in orders from any of our significant customers, particularly Skyworks Solutions and Samsung, would materially reduce our revenue and cash flow and adversely affect our ability to achieve or maintain profitability in the future. We have increased sales of CyberDisplay products for military applications in the nine months ended September 24, 2005 from historical levels. Such sales are to government contractors for the United States military. The amount and timing of such orders is dependent upon the United States military procurement processes, the government contractors ability to successfully manage the program, and our ability to deliver more sophisticated CyberDisplay products.

We may be unable to increase revenues from CyberDisplay™ products if new products and applications are not developed. CyberDisplay revenues for the fiscal years 2004, 2003 and 2002 were $49.1 million, $43.6 million and $44.1 million, respectively. The change in CyberDisplay revenues has resulted primarily from an increase in sales of our displays to the military products and digital still camera markets, offset by a decrease in the average sales price of our CyberDisplay product to customers for use in camcorders. We believe the average sales price of our consumer displays will decrease in the range of 10% to 15% during the fiscal year 2005. However, discussions with our customers indicate that our competition is dramatically reducing their prices and we believe the average sales price of our displays to consumer product customers will have to decline if we are to remain competitive in the market place. We believe that we have captured significant market share in the camcorder market; however, we believe that the camcorder market will decline over the next few years as new technologies, particularly digital video recorders, enter the market. In addition we expect our sales to camcorder manufacturers to decline at a faster rate than the overall decline in the camcorder market as we may choose not to match the lower prices being offered by our competitors. Accordingly, if we are unable to expand into new markets, revenues from CyberDisplay products will decline, which may impact our ability to achieve or maintain profitability in the future.

In fiscal year 2004 we had initial sales of display products into the military product and digital still camera markets. We are gaining experience in selling displays into these markets. We believe that our success in penetrating these and other markets, particularly military night vision goggles, will significantly impact our ability to increase sales of CyberDisplays. In addition, our military products have a higher gross margin than our consumer display products and our success in increasing sales of military products will significantly impact our ability to achieve or maintain profitability. Accordingly, if we are unable to successfully sell our display products to digital still camera, binocular display modules (BDMs), and military product makers, we may be unable to grow CyberDisplay product revenues and our ability to achieve or maintain profitability will be adversely affected.

We may not be able to increase our military production capacity. A critical part of our business strategy is to expand production capacity to manufacture displays for the military product market. A significant part of this strategy is the implementation of a new manufacturing line which can utilize 8 inch wafers for our display production. The conversion of our existing 6 inch line to 8 inch will require the investment in new equipment and the redesign of our existing display products. It may also require the requalification of our existing display products with our customers. If we are unable to execute our military product display production facility plan, including the implementation of an 8 inch production line, or we can only manufacture and ship our CyberDisplay products in limited quantities, our revenues from CyberDisplay products may not grow, which may impact our ability to achieve or maintain profitability in the future.

Our ability to offer and manufacture higher level CyberDisplay assemblies and modules will impact our ability to increase revenues and achieve or maintain profitability. An important factor in our ability to expand into new markets, such as BDMs, digital still cameras and military products, will be the development of new display products, which offer enhanced features, have higher or lower resolution than current displays offered or are sold at a lower price. These products will require more complex integration of a greater variety of components than we currently use for our existing display products. They will require us to invest in additional engineering and manufacturing capability. Accordingly, if we are unable to develop and market these new display products or if we are unable to manufacture them in a cost-effective manner, our revenues may not grow and we may not be able to achieve or maintain profitability.

Our competitors can provide integrated solutions. Many portable consumer electronic devices, including camcorders and digital still cameras, have two displays for viewing images, an electronic viewfinder and a flip-out or group view display. We only provide the display that is used as the electronic viewfinder. Our competitors may offer both displays and both displays may be run by the same interface electronics. A customer who buys our display is required to buy the flip-out or group view display from another vendor who may compete with us. This may require our customer to purchase additional interface electronics to run our display. Our competitors may be able to offer a bundled solution of both displays and the interface electronics cheaper than the cost of buying our display and the other display and the interface electronics separately. If we are unable to offer displays with sufficient performance advantages over other displays to justify the additional cost of buying individual components versus a bundled solution or if our customers can not procure cost efficient interface electronics to run our display products we may lose market share or be unable to grow our business which in turn would adversely affect our ability to achieve or maintain profitability.

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

Our reliance on these foundries involves certain risks, including:

•	Lack of control over production capacity and delivery schedules;

•	Limited control over quality assurance, manufacturing yields and production costs;

•	The risks associated with international commerce, including unexpected changes in legal and regulatory requirements, changes in tariffs and trade policies and political and economic instability; and

•	Natural disasters such as earthquakes, tsunami, mudslides, drought, hurricanes and tornadoes.

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

In fiscal year 2003, there was an outbreak of Severe Acute Respiratory Syndrome (SARS). There were reports that consumer demand was negatively impacted by the outbreak of SARS. Our sales, manufacturing and distribution processes, and in turn our overall business operations, may be adversely affected if SARS or similar situations occurred again in the future.

We depend on third parties to provide integrated circuit chip sets and other critical raw materials for use with our CyberDisplay™ products. We do not manufacture the integrated circuit chip sets necessary for use with our CyberDisplay products. Instead, we rely on third party independent contractors for these integrated circuit chip sets and other critical raw materials such as special glasses and chemicals. The critical raw materials, including the glasses and chemicals used in manufacturing the CyberDisplay products are used by other display manufacturers, many of which are much larger than Kopin. In addition, our higher-level CyberDisplay assemblies and modules include lenses, backlights, printed circuit boards and other components, which we purchase from third party suppliers. Some of these third party contractors and suppliers are small companies with limited financial resources. We believe that one of the suppliers of a critical component for our higher-end Cyberdisplay assemblies may be in having financial difficulties. We are currently attempting to find another source for the manufacture of this component. If any of these third party contractors or suppliers were unable or unwilling to supply these integrated circuit chip sets or other critical raw materials to us, we would be unable to manufacture and sell our CyberDisplay products until a replacement supplier could be found. We cannot assure investors that a replacement third party contractor or supplier could be found on reasonable terms or in a timely manner. In the past we have experienced situations when our vendors could not supply the quantity or quality of critical raw materials we needed. As a result, we were unable to meet customer demand and our revenues, manufacturing yield and gross margins were adversely affected. Currently there is strong worldwide demand for display materials because of the significant growth of display sales over the last few years. Any interruption in our ability to manufacture and distribute our CyberDisplay products could cause our display business to be unsuccessful and the value of investors’ investment in us may decline.

If we are unable to significantly increase our unit sales volume and reduce our production costs, our business will suffer. Our III-V and CyberDisplay product lines currently have significant fixed costs and our ability to achieve or maintain profitability depends upon achieving significant sales volumes and higher gross profit margins. Our heterojunction bipolar transistor (HBT) products comprise our III-V product group. If we are unable to increase our III-V and CyberDisplay production levels and reduce manufacturing costs, we may lose customer orders and our business may be unprofitable.

We may be unable to increase revenues from HBT transistor wafers if new product applications are not developed. A critical market for our HBTs is wireless handsets. The growth rate of the wireless handset market has been very unpredictable over the last several years. We expect prices of our HBT transistor will decline by approximately 8 to 10 percent during fiscal year 2005. If the wireless handset market grows in the range of 5 to 10 percent for the fiscal year 2005 our HBT revenues may decrease unless we increase our market share or new markets are developed. Revenues may also decline if we lose any of our customers or such customers reduce their orders from us. Accordingly, if we are unable to find additional applications for our HBT transistor wafers or increase our market share, our HBT transistor revenue may not grow and such absence of growth may impact our ability to achieve or maintain profitability.

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

We may have to record additional impairment losses. In fiscal year 2004 we entered into an agreement to transfer our CyberLite LED operations into the KoBrite joint venture. Our CyberLite LED operations were performed in our facility located at 200 John Hancock Road, Taunton, MA. In addition, a portion of our III-V product line operations was performed in our 200 John Hancock Road facility. With the discontinuance of the CyberLite LED operations the recoverability of the 200 John Hancock Road leasehold improvement assets will be evaluated based on the cash flow from our III-V product line. In fiscal year 2004, based upon forecasted cash flow of our III-V product line, we recorded an impairment charge of $3.2 million. The forecast also indicated that an impairment charge might be necessary in the future unless the cash flows from our III-V product line continue at current levels. Our 2004 forecast was based on certain estimates relating to III-V product line cash flows. If such estimates were too high, we may be required to record an additional impairment charge in the future. In addition, in fiscal year 2006 we are anticipating a decline in sales of our CyberDisplay products to customers who use them in camcorder applications. If sales of our CyberDisplay products decline significantly we may be required to record an impairment charge in the future for long lived assets that support these products.

We may record additional losses from our investment in the KoBrite joint venture, which may impact our ability to achieve or maintain profitability. We account for our investment in the KoBrite joint venture using the equity method, which requires us to record our proportional share of their operating results up to the amount we have invested or committed to support, which is our current $3.0 million investment. In the nine months ended September 24, 2005 we recorded $168,023 of losses from the KoBrite joint venture. We anticipate that the joint venture will incur additional losses in the near term. If the joint venture generates operating losses in the future we will record additional losses, which will impact our ability to achieve or maintain profitability.

A disruption to our information technology systems could significantly impact our operations and impact our revenue and profitability. We maintain proprietary data processing systems and use customized software systems. An interruption to these systems for an extended period may impact our ability to operate the businesses and process transactions which could result in a decline in sales and affect our ability to achieve or maintain profitability.

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

Our business could suffer if we lose the services of, or fail to attract, key personnel. In order to continue to provide quality products in our rapidly changing business, we believe it is important to retain personnel with experience and expertise relevant to our business. Our success depends in large part upon a number of key management and technical employees. The loss of the services of one or more key employees, including Dr. John C.C. Fan, our President and Chief Executive Officer, could seriously impede our success. We do not maintain any “key-man” insurance policies on Dr. Fan or any other employees. In addition, due to the level of technical and marketing expertise necessary to support our existing and new customers, our success will depend upon our ability to attract and retain highly skilled management, technical, and sales and marketing personnel. Competition for highly skilled personnel is intense and there may be only a limited number of persons with the requisite skills to serve in these positions. If the III-V or CyberDisplay markets experience an upturn, we may need to increase our workforce. Due to the competitive nature of the labor markets in which we operate, we may be unsuccessful in attracting and retaining these personnel. Our inability to attract and retain key personnel could adversely affect our ability to develop and manufacture our products.

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

Part 1: FINANCIAL INFORMATION

Item 1: Consolidated Financial Statements (unaudited)

KOPIN CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 24, 2005	December 25, 2004
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and equivalents	$21,594,132	$17,816,495
Marketable securities, at fair value	89,525,712	94,083,971
Accounts receivable, net of allowance of $716,000 and $356,000 in 2005 and 2004, respectively	10,230,642	8,041,012
Accounts receivable from related parties	3,155,284	1,047,513
Unbilled receivables	1,423,912	—
Inventory	8,413,457	7,934,955
Prepaid expenses and other current assets	2,469,985	1,572,307
Optical equipment and receivables from transfer to joint venture	1,500,000	5,785,500

Total current assets	138,313,124	136,281,753
Property, plant and equipment, net	10,305,812	11,615,633
Other assets	11,009,757	7,934,527

Total assets	$159,628,693	$155,831,913

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,869,026	$4,361,818
Accounts payable to related parties	731,220	1,547,270
Accrued payroll and expenses	2,822,039	2,549,057
Accrued warranty	1,030,000	1,030,000
Billings in excess of revenue earned	991,245	1,240,347
Other accrued liabilities	2,007,362	2,136,888

Total current liabilities	13,450,892	12,865,380
Minority interest in subsidiary	4,181,417	3,780,693
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $.01 per share: authorized, 3,000 shares; none issued	—	—
Common stock, par value $.01 per share: authorized, 120,000,000 shares; 70,675,648 and 70,130,615 shares issued and outstanding in 2005 and 2004, respectively	706,756	701,306
Additional paid-in capital	264,964,513	263,460,874
Deferred compensation	(1,277,437)	(922,946)
Treasury stock (1,838,100 and 182,100 shares in 2005 and 2004, respectively, at cost)	(7,030,124)	(671,235)
Accumulated other comprehensive income	1,955,901	2,370,967
Accumulated deficit	(117,323,225)	(125,753,126)

Total stockholders’ equity	141,996,384	139,185,840

Total liabilities and stockholders’ equity	$159,628,693	$155,831,913

See notes to consolidated financial statements.

KOPIN CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Nine months Ended
	September 24, 2005	September 25, 2004	September 24, 2005	September 25, 2004
Revenues:
Product revenues	$24,006,807	$22,911,095	$61,754,067	$67,841,529
Research and development revenues	1,409,084	—	3,603,334	986,553

	25,415,891	22,911,095	65,357,401	68,828,082
Expenses:
Cost of product revenues	15,610,942	17,833,237	39,706,320	56,758,136
Research and development	2,488,272	3,542,350	8,593,241	10,965,079
Selling, general and administrative	2,698,600	2,577,404	9,870,171	8,136,058
Asset impairment	—	—	517,902	—
Other	—	240,000	—	240,000

	20,797,814	24,192,991	58,687,634	76,099,273

Income (loss) from operations	4,618,077	(1,281,896)	6,669,767	(7,271,191)
Other income and (expense):
Interest income	931,121	641,411	2,531,807	2,134,289
Other income	17,741	4,800	23,067	69,527
Foreign currency transaction gains (losses)	130,458	(15,512)	(32,038)	(195,052)
Interest and other expense	(70,053)	(64,690)	(105,020)	(67,758)

	1,009,267	566,009	2,417,816	1,941,006

Income (loss) before minority interest in income of subsidiary, income taxes and equity losses in unconsolidated affiliates	5,627,344	(715,887)	9,087,583	(5,330,185)
Minority interest in income of subsidiary	(267,687)	(124,109)	(425,693)	(431,152)

Income (loss) before income taxes and equity losses in unconsolidated affiliates	5,359,657	(839,996)	8,661,890	(5,761,337)
Benefit (provision) for income taxes	44,262	(102,136)	(63,966)	(298,702)

Income (loss) before equity losses in unconsolidated affiliates	5,403,919	(942,132)	8,597,924	(6,060,039)
Equity loss in unconsolidated affiliates	(18,515)	(178,411)	(168,023)	(778,411)

Net income (loss)	$5,385,404	$(1,120,543)	$8,429,901	$(6,838,450)

Income (loss) per share:
Basic	$.08	$(.02)	$.12	$(.10)

Diluted	$.08	$(.02)	$.12	$(.10)

Weighted average number of common shares outstanding:
Basic	68,917,786	70,048,767	69,492,341	70,079,558

Diluted	70,460,669	70,048,767	70,131,881	70,079,558

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

	Three Months Ended		Nine months Ended
	September 24, 2005	September 25, 2004	September 24, 2005	September 25, 2004
Net income (loss)	$5,385,404	$(1,120,543)	$8,429,901	$(6,838,450)
Foreign currency translation adjustments	(247,050)	(15,563)	(68,198)	398,531
Unrealized holding loss on marketable securities	(427,760)	(83,453)	(346,868)	(2,342,191)

Comprehensive income (loss)	$4,710,594	$(1,219,559)	$8,014,835	$(8,782,110)

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Nine months ended September 24, 2005 and September 25, 2004

(unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Deferred Compensation	Treasury Stock	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
Balance, December 31, 2003	70,044,960	$700,449	$263,165,884	$(1,421,904)	$—	$3,213,838	$(111,921,110)	$153,737,157
Exercise of stock options	69,075	691	264,050	—	—	—	—	264,741
Issuance of restricted stock	—	—	—	(24,800)	—	—	—	(24,800)
Amortization of deferred compensation	—	—	—	382,530	—	—	—	382,530
Net unrealized holding loss on marketable securities	—	—	—	—	—	(2,342,191)	—	(2,342,191)
Foreign currency translation adjustments	—	—	—	—	—	398,531	—	398,531
Treasury stock purchases	—	—	—	—	(378,319)	—	—	(378,319)
Net loss	—	—	—	—	—	—	(6,838,450)	(6,838,450)

Balance, September 25, 2004	70,114,035	$701,140	$263,429,934	$(1,064,174)	$(378,319)	$1,270,178	$(118,759,560)	$145,199,199

Balance, December 25, 2004	70,130,615	$701,306	$263,460,874	$(922,946)	$(671,235)	$2,370,967	$(125,753,126)	$139,185,840
Exercise of stock options	307,158	3,071	615,129	—	—	—	—	618,200
Issuance of restricted stock	245,000	2,450	923,050	(925,500)	—	—	—	—
Forfeiture of unvested restricted stock	(7,125)	(71)	(34,540)	34,611	—	—	—	—
Amortization of deferred compensation	—	—	—	536,398	—	—	—	536,398
Net unrealized holding loss on marketable securities	—	—	—	—	—	(346,868)	—	(346,868)
Foreign currency translation adjustments	—	—	—	—	—	(68,198)	—	(68,198)
Treasury stock purchases	—	—	—	—	(6,358,889)	—	—	(6,358,889)
Net income	—	—	—	—	—	—	8,429,901	8,429,901

Balance, September 24, 2005	70,675,648	$706,756	$264,964,513	$(1,277,437)	$(7,030,124)	$1,955,901	$(117,323,225)	$141,996,384

See notes to consolidated financial statements.

KOPIN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months Ended
	September 24, 2005	September 25, 2004
Cash flows from operating activities:
Net income (loss)	$8,429,901	$(6,838,450)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,784,779	7,344,122
Amortization of interest premium or discount	170,533	351,135
Minority interest in income of subsidiary	425,693	431,152
Equity losses in unconsolidated affiliates	168,023	778,411
Amortization of deferred compensation	536,398	382,530
Impairment charge	517,902	—
Change in other non cash income items	(140,000)	(21,418)
Net loss on investment activity	68,111	—
Loss on equipment disposal	12,510	—
Changes in assets and liabilities:
Accounts receivable	(6,213,042)	(3,612,025)
Inventory	(509,445)	(4,578,324)
Prepaid expenses and other current assets	(1,648,184)	(780,062)
Accounts payable and accrued expenses	1,495,833	(1,461,937)
Billings in excess of revenue earned	(249,102)	588,589

Net cash provided by (used in) operating activities	5,849,910	(7,416,277)

Cash flows from investing activities:
Proceeds from sale of marketable securities	18,389,037	34,431,120
Purchases of marketable securities	(14,593,432)	(32,769,532)
Other assets	(68,673)	—
Proceeds from sale of equipment	4,500,000	100,000
Investment in KoBrite and other equity investments	(3,000,000)	(1,274,272)
Capital expenditures	(1,490,244)	(1,133,085)

Net cash provided by (used in) investing activities	3,736,688	(645,769)

Cash flows from financing activities:
Treasury stock purchases	(6,358,889)	(378,319)
Proceeds from exercise of stock options	618,200	264,741

Net cash used in financing activities	(5,740,689)	(113,578)

Effect of exchange rate changes on cash	(68,272)	297,875

Net increase (decrease) in cash and equivalents	3,777,637	(7,877,749)
Cash and equivalents:
Beginning of period	17,816,495	29,144,578

End of period	$21,594,132	$21,266,829

See notes to consolidated financial statements.

KOPIN CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The consolidated financial statements for the nine months ended September 24, 2005 and September 25, 2004 are unaudited and include all adjustments, which, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. All such adjustments are of a normal recurring nature.

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

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications were to group related party receivables in a separate line item in the balance sheet and to separately present certain components of other income and expense in the statement of operations.

2. FOREIGN CURRENCY TRANSLATION

Assets and liabilities of non-U.S. operations are translated into U.S. dollars at period-end exchange rates, and revenues and expenses at rates prevailing during the period. Currency translation adjustments are recorded as part of accumulated other comprehensive income and aggregate $2,113,000 of accumulated other comprehensive income at September 24, 2005. Transaction gains or losses are recognized in income or loss currently.

3. INVENTORY

Inventory is stated at the lower of cost (determined on the first-in, first-out or specific identification method) or market and consists of the following at September 24, 2005 and December 25, 2004:

	September 24, 2005	December 25, 2004
Raw materials	$3,336,140	$4,881,589
Work-in-process	1,820,024	1,431,396
Finished goods	3,257,293	1,621,970

	$8,413,457	$7,934,955

4. NET INCOME (LOSS) PER SHARE AND STOCK COMPENSATION

Basic net income (loss) per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of common shares and potential common shares outstanding during the period using the treasury stock method. Potential common shares have not been included in any periods in which the effect would be antidilutive. For the three and nine months ended September 24, 2005, 1,542,883 and 639,540 shares are included in the diluted earnings per share calculation from the assumed exercise of outstanding stock options and repurchased under the treasury stock method. For the three and nine months ended September 24, 2005 and September 25, 2004, stock options and non vested restricted shares aggregating 4,001,121 and 7,111,581 shares and 9,381,420 and 9,389,105 shares, respectively, were outstanding but not included in the computation of diluted earnings per share as the net loss for this period would have made their effect antidilutive.

Stock-Based Compensation

The Company accounts for its stock-based compensation in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, using the intrinsic value method. Under APB Opinion No. 25, stock compensation expense is recognized for the excess, if any, of intrinsic value of the award over the exercise price.

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), which requires the recognition of compensation cost for all share-based payments (including employee stock options) at fair value (generally grant date fair value). The standard is effective for us in the first quarter of fiscal 2006. SFAS 123R provides two alternative adoption methods. The first method is a modified prospective approach whereby a company would recognize share-based employee costs from the beginning of the fiscal period in which the recognition provisions are first applied as if the fair value-based accounting method had been used to account for all employee awards granted, modified, or settled after the effective date and to any awards that were not fully vested as of the effective date. Measurement and attribution of compensation cost for awards that are unvested as of the effective date of SFAS 123R would be based on the same estimate of the grant-date fair value and the same attribution method used previously under SFAS No. 123, “Accounting for Stock Based Compensation” (SFAS 123). The second adoption method is a modified retrospective approach whereby a company would recognize employee compensation cost for periods presented prior to the adoption of SFAS 123R in accordance with the original provisions of SFAS 123; that is, an entity would recognize employee compensation costs in the amounts reported in the pro forma disclosures provided in accordance with SFAS 123. A company would not be permitted to make any changes to those amounts upon adoption of SFAS 123R unless those changes represent a correction of an error. For periods after the date of adoption of SFAS 123R, the modified prospective transition method described above would be applied. The Company currently expects to adopt SFAS 123R beginning in the quarter ending April 1, 2006, using the modified prospective approach, although the Company continues to review its options for adoption under this new pronouncement. In addition, the Company is considering accelerating the vesting of certain stock options in fiscal year 2005 prior to the effectiveness of SFAS 123R. The effect of the adoption of SFAS 123R will be to increase the Company’s stock option compensation expense.

The following table illustrates the effect on the net income (loss) and net income (loss) per share had the Company used the fair-value recognition provisions of SFAS No. 123, and its amendment to measure employee stock compensation. The fair value of each option grant is estimated on the grant date using the Black-Scholes option pricing model with the following assumptions used for grants in the three and nine months ended September 24, 2005 and September 25, 2004: no expected dividend yield; expected volatility of 72.69%; risk-free interest rate of 4.22% in 2005 and in 2004; and expected lives of four to seven years. The weighted-average fair value of options on grant date was $2.34 in 2005 and $2.75 in 2004.

	Three Months Ended		Nine months Ended
	September 24, 2005	September 25, 2004	September 24, 2005	September 25, 2004
Net income (loss), as reported	$5,385,404	$(1,120,543)	$8,429,901	$(6,838,450)
Plus: Amortization of deferred compensation	180,740	130,265	536,398	382,530
Less: Total stock-based employee compensation determined under fair value method	(521,975)	(1,260,413)	(1,546,490)	(5,071,494)

Pro forma net income (loss)	$5,044,169	$(2,250,691)	$7,419,809	$(11,527,414)

Earning per share:
Basic, as reported	$.08	$(.02)	$.12	$(.10)

Basic, pro forma	$.07	$(.03)	$.11	$(.16)

Diluted, as reported	$.08	$(.02)	$.12	$(.10)

Diluted, pro forma	$.07	$(.03)	$.11	$(.16)

5. OTHER CURRENT AND NON CURRENT ASSETS

Other assets consist primarily of the Company’s investment in Micrel, Inc. and non-marketable equity securities in various companies.

Marketable Equity Security

As of September 24, 2005, the Company held approximately 400,000 shares of Micrel common stock with a market value of approximately $4,595,000 and an adjusted cost basis of approximately $3,606,000. The fair value of this investment at December 25, 2004 was $4,350,000.

Non-Marketable Securities

Detailed related party receivable for the periods ended September 24, 2005 and December 25, 2004, is as follows:

	September 24, 2005	December 25, 2004
Advanced Wireless Semiconductor	$2,296,818	$483,840
Icuiti	555,825	116,836
Kopin Taiwan Corporation	302,641	446,837

Total related party receivable	$3,155,284	$1,047,513

At September 24, 2005, the Company had a 40% interest in Kopin Taiwan Corp (KTC), which is accounted for using the equity method and had a carrying value of $0. The Company has manufactured products for KTC to sell to their customers and KTC manufactures product for us to sell to our customers. In addition, the Company provides technical services to KTC and sells raw substrates. For the three and nine months ended September 24, 2005 the Company had sales to KTC of approximately $73,000 and $237,000, respectively, as compared to $263,000 and $1,930,000, respectively, for the three and nine months ended September 25, 2004. For the three and nine months ended September 24, 2005 the Company had purchases from KTC of approximately $392,000 and $1,677,000, respectively, as compared $0 and $344,000, respectively, for the three and nine months ended September 25, 2004. For the three and nine months ended September 25, 2004 the Company recorded losses of $178,411 and $778,411, respectively, in “Equity losses in unconsolidated affiliates” in the statement of operations, which represented its ownership percentage of KTC’s operating results. One of the Company’s Directors is chairman of KTC and owns approximately 1% of the outstanding common stock of KTC.

Summarized financial information for KTC for the three and nine months ended September 24, 2005 and September 25, 2004, is as follows:

	Three Months Ended		Nine months Ended
	September 24, 2005	September 25, 2004	September 24, 2005	September 25, 2004
Revenue	$419,000	$990,000	$1,917,000	$2,515,000
Gross loss	(381,000)	(124,000)	(855,000)	(884,000)
Loss from operations	(900,000)	(670,000)	(2,383,000)	(2,419,000)
Net loss	(868,000)	(647,000)	(2,312,000)	(2,314,000)

In February 2005 the Company contributed its CyberLite LED technology, production know-how, and $3.0 million to a joint venture, KoBrite, formed to manufacture and sell LEDs. For its contribution, the Company received a 23% interest in KoBrite. In addition, KTC contributed $2.0 million for a 15% interest in KoBrite and unrelated investors contributed an additional $9.0 million. KoBrite was established under the laws of Mauritius for the purpose of constructing manufacturing operations in China and contract manufacturing operations in Taiwan. Subsequent to its establishment, KoBrite entered into an agreement, which requires it to pay the Company a total of $7.5 million for the transfer of certain equipment and the performance of research and training activities. During the fiscal year ended December 25, 2004, the Company recorded an impairment charge of $2.1 million to write down the optical equipment to its estimated $6.0 million fair value less estimated transfer costs. During the nine months ended September 24, 2005, the Company increased its estimate of costs associated with the sale of the equipment. Accordingly, the fair value less costs of sale is estimated to be $5.3 million and the Company recorded an additional $517,902 impairment charge.

KoBrite is required to pay the Company upon achievement of certain milestones. During the nine months ended September 24, 2005, the Company received $5.3 million for the achievement of some of the required milestones. An additional $1.5 million is due upon the successful installation of the equipment that we transferred to the joint venture at the KoBrite designated locations. The equipment has arrived at the KoBrite designated locations and is scheduled for installation by third parties in the fourth quarter of 2005, upon which time the additional $1.5 million is due. A final payment of $750,000 is due upon KoBrite achieving certain product performance characteristics as validation of the effective transfer of technology and training of KoBrite personnel. As this final deliverable is not within the control of the Company, such revenue will not be recognized until these criteria are achieved, which is currently scheduled to occur in the fourth quarter of fiscal 2005. During the nine months ended September 24, 2005, the Company recorded revenue of $650,000 of the $1.5 million total expected payments related to research and development and training services for KoBrite, the remaining payment contingent upon successful performance, will be recognized when such revenue is realizable.

The Company accounts for its ownership interest in KoBrite using the equity method. KoBrite’s results are recorded one quarter in arrears from the Company’s. During the three and nine months ended September 24, 2005 the Company recorded a loss of $18,515 and $168,023, respectively, in “Equity losses in unconsolidated affiliates” in the statement of operations.

At September 24, 2005, the Company had an investment in a company with a carrying value of approximately $2,896,000, which is carried under the cost method. The Company made investments of $1,274,272 in fiscal year 2004 and an aggregate $1,622,000 in fiscal years 2003 and 2002. The Company’s Chief Executive Officer is a founder and board member of this company and owns approximately 4.10% of this company. Certain directors and an officer of the Company have also invested in this company and their ownership ranges from 0.1% to 1.1%.

Certain officers and directors have invested in some of the Company’s investee companies, including Micrel.

One of the Company’s directors is also a member of the Board of Directors of one of its customers. This director does not sit on any committees of the Company.

6. STOCKHOLDERS’ EQUITY

In December 2003, the Company issued an aggregate of 272,500 shares of unvested stock to certain employees. In connection with the issuance of these awards the Company recorded the issuance of 272,500 shares of common stock at an issuance value of $5.29 and a deferred compensation expense of $1,442,000. On December 27, 2004 the Company granted an aggregate of 240,000 shares of restricted stock to certain employees. In connection with the issuance of these awards the Company recorded the issuance of 240,000 shares of common stock at an issuance value of $3.75 and a deferred compensation expense of $900,000. Each award requires the employee to fulfill certain obligations, including remaining employed by the Company for periods of either two or four years (the “vesting period”). However, for 200,000 of the 240,000 shares issued on December 27, 2004, the shares will vest immediately upon the Company achieving four consecutive profitable quarters. At September 24, 2005, the Company has achieved 3 consecutive profitable quarters.

Compensation expense is amortized over the vesting period for all awards. Compensation expense for awards subject to acceleration (200,000 shares) would be accelerated when it becomes probable that accelerated vesting would occur. If the Company is profitable in the fourth quarter of fiscal 2005, these awards would vest. For the three and nine months ended September 24, 2005 the Company recorded stock compensation expense of $180,740 and $536,398, respectively, and the Company recognized $130,265 and $382,530 for the three and nine months ended September 25, 2004, respectively.

The Company has an ongoing authorization, as amended, from the Board of Directors to repurchase the Company’s common stock in open market or negotiated transactions. As of September 24, 2005, the Company had a remaining authorization to repurchase up to $7,969,876 worth of its common stock. During the three and nine months ended September 24, 2005, the Company repurchased an aggregate of 275,700 and 1,656,000 shares of its common stock for an aggregate $1,683,718 and $6,358,889, respectively, an average per share price of $3.84 for the nine months ended September 24, 2005.

At September 24, 2005, the Company has reserved 1,581,368 shares of common stock for issuance under the Company’s stock award plans.

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

	Nine months Ended
	September 24, 2005	September 25, 2004
Beginning Balance	$1,030,000	$1,030,000
Additions	442,000	875,000
Claim and reversals	(442,000)	(875,000)

Ending Balance	$1,030,000	$1,030,000

8. INCOME TAXES

As of September 24, 2005, the Company has available for domestic tax purposes substantial federal net operating loss carryforwards expiring through the year 2024. The Company has recognized a full valuation allowance for its net operating loss carryforwards due to the uncertainty of realization of such assets. During the three months ended September 24, 2005, the Company reversed $600,000 of tax reserves as a result of the finalization of the Company’s tax filings and the related review period. The Company expects to be subject to alternative minimum tax during fiscal year 2005. Total estimated current tax provision is $300,000 for the three months ended September 24, 2005. A provision for income tax has also been recognized for our majority owned subsidiary Kowon.

9. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), which requires the recognition of compensation cost for all share-based payments (including employee stock options) at fair value (generally grant date fair value). The standard is effective for us in the first quarter of fiscal 2006. SFAS 123R provides two alternative adoption methods. The first method is a modified prospective approach whereby a company would recognize share-based employee costs from the beginning of the fiscal period in which the recognition provisions are first applied as if the fair value-based accounting method had been used to account for all employee awards granted, modified, or settled after the effective date and to any awards that were not fully vested as of the effective date. Measurement and attribution of compensation cost for awards that are unvested as of the effective date of SFAS 123R would be based on the same estimate of the grant-date fair value and the same attribution method used previously under SFAS No. 123, “Accounting for Stock Based Compensation” (SFAS 123). The second adoption method is a modified retrospective approach whereby a company would recognize employee compensation cost for periods presented prior to the adoption of SFAS 123R in accordance with the original provisions of SFAS 123; that is, an entity would recognize employee compensation costs in the amounts reported in the pro forma disclosures provided in accordance with SFAS 123. A company would not be permitted to make any changes to those amounts upon adoption of SFAS 123R unless those changes represent a correction of an error. For periods after the date of adoption of SFAS 123R, the modified prospective transition method described above would be applied. The Company currently expects to adopt SFAS 123R beginning in the quarter ending April 1, 2006, using the modified prospective approach, although the Company continues to review its options for adoption under this new pronouncement. In addition, the Company is considering accelerating the vesting of certain stock options in fiscal year 2005 prior to the effectiveness of SFAS 123R. The effect of the adoption of SFAS 123R will be to increase the Company’s stock option compensation expense.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of the financial condition and results of operations are based upon unaudited consolidated financial statements. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, inventories, recovery of long-lived assets, investment valuations and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not apparent from other sources. Actual results may differ from these estimates under different assumptions.

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

As of December 25, 2004 the Company had recorded sales return reserves of approximately $0.6 million for the sales of our CyberLite products based on communications from one of our customers, of its intent to return the product. As of September 24, 2005, the customer has not returned the $0.6 million of product and the reserve is still recorded. During the three month period ended March 25, 2005 we notified our customers of our plans to discontinue production of our CyberLite products and anticipate negotiating with them during the remainder of 2005 for any final returns.

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

In August 2005 we reached an agreement with the U.S. government for a cost reimbursement contract, which will pay the Company approximately $0.8 million dollars for display development costs. Prior to the award of this contract, the Company incurred approximately $0.4 million of cost for this project, some of which is applicable towards the cost reimbursement contract. Because we expected to be awarded the contract, we reported the $0.4 million of incurred expenses as funded research and development expense.

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

Inventory

We provide a reserve for estimated obsolete or unmarketable inventory based on assumptions about future demand and market conditions. Inventories that are obsolete or slow moving are generally fully reserved as such information becomes available. Our III-V products are made to each customer’s unique specifications and are generally produced upon receipt of a customer order. The ending inventory attributable to the Company’s III-V products generally represents products manufactured but either not yet delivered to customers or have been delivered to our customers under a consignment program. Our display products are manufactured based upon production plans whose critical assumptions include non-binding demand forecasts provided by our customers, lead times for raw materials, lead times for third-party wafer fabs to perform circuit processing and yields. If a customer cancelled an order, or actual demand were lower than forecasted demand, we could not sell the excess III-V inventory and we may not be able to sell the excess display inventory and additional reserves would be required. If we were unable to sell the excess inventory we would establish reserves to reduce the inventory to its estimated realizable value (generally zero).

Investment Valuation

We hold a minority equity investment in a publicly traded company whose share price may be highly volatile. This investment had a fair market value of $4.6 million at September 24, 2005. The determination that a decline is other-than-temporary is subjective and influenced by many factors. When assessing a publicly-traded investment for an other-than-temporary decline in value, we consider such factors as, among other things, how significant the decline in value is as a percentage of the original cost, how long the market value of the investment has been less than its original cost, the performance of the investee’s stock price in relation to the stock price of its competitors within the industry and the market in general and analyst recommendations. We also review the financial statements of the investee to determine if the investee is experiencing financial difficulties. In the event we determine an other-than-temporary decline in value has occurred, we record an impairment loss, which would have an adverse impact on our results of operations.

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

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, we periodically review the carrying value of our long-lived assets to determine if facts and circumstances suggest that they may be impaired or that the amortization or depreciation period may need to be changed. The carrying value of a long-lived asset is considered impaired when the anticipated identifiable undiscounted cash flows from such asset are less than its carrying value. For assets that are to be held and used, impairment is measured based upon the amount by which the carrying amount of the asset exceeds its fair value. If our estimates of anticipated future cash flows or market conditions were incorrect, additional impairment charges may be required. During fiscal 2004, we recognized a $5.3 million impairment charge related to assets held for use or being transferred to the KoBrite joint venture. The carrying value of our long-lived assets was $10.3 million at September 24, 2005.

Product Warranty

The Company generally sells products with a limited warranty of product quality and a limited indemnification of customers against intellectual property infringement claims related to the Company’s products. The Company accrues for known warranty and indemnification issues if a loss is probable and can be reasonably estimated, and accrues for estimated incurred but unidentified issues based on historical activity. As of September 24, 2005, we had a warranty reserve of $1,030,000. For the nine months ended September 24, 2005 and September 25, 2004, our warranty expense was approximately $442,000 and $875,000, respectively. If our estimates for warranty claims are incorrect, our profitability could be overstated and profits would be negatively impacted.

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

Our income tax provision is based on calculations and assumptions that will be subject to examination by tax authorities. We regularly assess the potential outcomes of these examinations and any future examinations for the current or prior years in determining the adequacy of our provision for income taxes. Should the actual results differ from our estimates, we would have to adjust the income tax provision in the period in which the facts that give rise to the revision become known. Such adjustment could have a material impact on our results of operations. As of September 24, 2005 the Company has recorded $0.4 million for potential additional taxes, which are subject to tax examinations.

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

We have two principal sources of revenues: product revenues and research and development revenues. Product revenues consist of sales of our CyberDisplay products and our III-V products, principally gallium arsenide (“GaAs”) HBT transistor wafers. Research and development revenues consist primarily of development contracts with agencies of the U.S. government and amounts earned under agreements with KoBrite discussed below. For the nine months ended September 24, 2005, research and development revenues were $3.6 million or 5.5% of total 2005 revenues to date and $1.0 million, or 1.4% of total revenues for the corresponding period in 2004.

In the fourth quarter of fiscal year 2004, the Company entered into a joint venture, KoBrite, with a Taiwanese-based light emitting diode (LED) manufacturer, Kopin Taiwan Corporation and financial investors, pursuant to which the Company agreed to transfer its CyberLite™ LED technology and production know-how and $3.0 million of cash for a 23% interest in KoBrite. Subsequent to its formation, KoBrite entered into agreements with the Company to purchase certain equipment and have the Company perform research and training activities with KoBrite employees until KoBrite’s facilities were constructed and ready to receive the equipment. Under the agreements, Kopin retains the right to market KoBrite’s LEDs in the United States of America and to certain Japanese customers.

KoBrite is required to pay the Company upon achievement of certain milestones. During the nine months ended September 24, 2005, the Company received $5.3 million for the achievement of some of the required milestones. An additional $1.5 million is due upon the successful installation of the equipment we contributed to the joint venture at the KoBrite designated locations. Subsequent to the second quarter of 2005 the equipment arrived in the KoBrite designated locations and is scheduled for installation by third parties in the fourth quarter of 2005 upon which time the additional $1.5 million is due. A final payment of $750,000 is due upon KoBrite achieving certain product performance characteristics as validation of the effective transfer of technology and training of KoBrite personnel. As this final deliverable is not within the control of the Company, such revenue will not be recognized until these criteria are achieved, which is currently scheduled to occur in the fourth quarter of fiscal 2005. During the nine months ended September 24, 2005, we recorded revenue of $650,000 of the $1.5 million total expected payments related to research and development and training services for KoBrite, the remaining payment contingent upon successful performance will be recognized when such revenue is realizable.

Results of Operations

Revenues. Our total revenues for the three and nine months period ended September 24, 2005 and September 25, 2004 were as follows (in millions):

	Three Months Ended		Nine months Ended
Revenue:	September 24, 2005	September 25, 2004	September 24, 2005	September 25, 2004
CyberDisplay	$14.6	$13.2	$36.2	$39.2
III-V	10.8	9.7	29.2	29.6

Total revenue	$25.4	$22.9	$65.4	$68.8

During the three and nine months ended September 24, 2005, we recorded CyberLite research and development revenues of $0 and $650,000, which are included within our III-V product group revenues, as a result of the performance of certain activities required under the agreements with KoBrite. For the nine months ended September 24, 2005 and September 25, 2004, CyberLite product sales were approximately $0.1 million and $2.3 million. We have terminated production of CyberLite products and expect no future shipments. The increase in CyberDisplay revenues in the three months ended September 24, 2005 compared to the three months ended September 25, 2004 resulted from an increase in sales of our display products to customers who use our display for digital still camera and camcorder applications. The decrease in CyberDisplay revenues in the nine months ended September 24, 2005 compared to the nine months ended September 25, 2004 resulted from a decrease in sales of our display products to customers who use our display for camcorder applications. We expect the prices of our consumer display and III-V products to decline in the range of 10 to 15% in fiscal year 2005. The overall increase or decrease in the average sales price of our display will be dependent on the sales mix of consumer and military display sales. In fiscal year 2005, we expect the sale prices of our consumer displays to decline but we expect an increase in military product sales, as compared to fiscal year 2004, which have higher unit selling prices. Military display sales accounted for more than 10% of total revenue for the three months ended September 24, 2005.

For the three months ending December 31, 2005, we expect total sales of approximately $23 to $25 million. The estimated decline is due to normal seasonality and shortened customer lead times. During the fourth quarter of fiscal year 2005, our military program is transitioning to two new customers. How successful this transition is and how successful our customers are in getting their programs qualified with the government will impact our fourth quarter profitability.

Research and development revenues for the nine months ended September 24, 2005 and September 25, 2004 were $3.6 million and $1.0 million, respectively. During the nine months ended September 24, 2005, the Company performed increased levels of services under research cost sharing arrangements compared to the corresponding period in the 2004 fiscal year. In addition, the nine month period ended September 24, 2005 included $0.3 million of revenues from a final project deliverable accepted by a customer during the quarter ended March 26, 2005 without significant incremental costs. In addition, during the three months ended September 24, 2005 the Company was awarded a development contract and recorded $0.3 million of revenue for work that the Company performed and expensed during the six month period ended June 25, 2005.

We believe that we have captured a significant share in the markets for applications which currently use HBT transistor wafers and CyberDisplay products, principally wireless handsets and camcorders, and we will need to increase sales in other applications to generate revenue growth in these product lines. In addition, we believe that our sale of display products to the camcorder market will decline over the next few years for two reasons; first, as new technologies, particularly digital video recorders, enter the market demand for traditional camcorders will decline and second, as a result of the low pricing offered by some of our competitors we will choose not to bid to retain certain business. Our current analysis and discussions with customers indicate that commercial display pricing for fiscal year 2006 is expected to decline significantly for camcorder applications. As a result we expect a decline in revenues from our customers who use our displays for camcorder applications. If sales of our CyberDisplay products decline significantly we may be required to record an impairment charge in the future.

International sales represented 37% and 51% of revenues for the nine months ended September 24, 2005 and September 25, 2004, respectively. The decrease in international sales is primarily attributable to a decrease in display sales for camcorder and digital still camera applications, which are primarily foreign customers, and an increase in domestic sales of our military display products. The international sales percentage excludes the impact of $650,000 of revenues from the KoBrite joint venture in the first quarter. International sales are primarily sales of CyberDisplay products to consumer electronic manufacturers primarily located in Japan and Korea. Our international sales are primarily denominated in U.S. currency. Consequently, a strengthening of the U.S. dollar could increase the price in local currencies of our products in international markets and make our products relatively more expensive than competitors’ products that are denominated in local currencies, leading to a reduction in sales or profitability in those international markets. In addition, sales of our CyberDisplay products in Korea are transacted through our Korean subsidiary Kowon Technology Co., LTD. Kowon’s sales are primarily denominated in U.S. dollars. However, Kowon’s local operating costs are primarily denominated in Korean won. As a result, our financial position and results of operations are subject to exchange rate fluctuation. We have not taken any protective measures against exchange rate fluctuations, such as purchasing hedging instruments with respect to such fluctuations, because of the historically stable exchange rate between the Japanese yen, Korean won and the U.S. dollar.

Cost of Product Revenues. Cost of product revenues, which is comprised of materials, labor and manufacturing overhead related to our products, was $15.6 million and $39.7 million for the three and nine months ended September 24, 2005, respectively, compared to $17.8 million and $56.8 million for the three and nine months ended September 25, 2004, respectively, a decrease of approximately $2.2 million and $17.1 million or 12.3% and 30.1%, respectively. Cost of product revenues as a percent of sales for three months ended September 24, 2005 and the three months ended September 25, 2004 were 65.0% and 77.8%, respectively. The decrease in cost of product revenues as a percentage of product sales resulted from an improvement in manufacturing yields and a reduction in cost of sales of our optical product line as a result of the transfer of the optical assets to the KoBrite joint venture. Cost of sales of CyberLite products for the nine months ended September 24, 2005 were $46,000 versus $4.5 million for the nine months ended September 25, 2004. The decrease was due to the sale of certain CyberLite LED assets to the KoBrite joint venture and the discontinuation of the use of the remaining CyberLite LED assets, including equipment. Gross margin percentage was further increased because of higher military sales, which have higher margins, and the sale of inventory previously written off. For the three and nine month periods ended September 24, 2005 our gross margins were increased by $0.2 million and $0.7 million, respectively from inventory previously written-off.

Due to the expected decline in fourth quarter unit sales volume, we expect a decrease in overall manufacturing efficiencies and decline in gross margin percentage.

Research and Development. Research and development expenses are incurred in support of internal display and III-V product development programs or programs funded by agencies of the U.S. government, the KoBrite joint venture and commercial partners. Research and development costs include staffing, purchases of materials and laboratory supplies, circuit design costs, fabrication and packaging of display products, and overhead. For the three and nine months ended September 24, 2005 and September 25, 2004 research and development expense was as follows (in millions):

	Three Months Ended		Nine months Ended
Research and Development Expense	September 24, 2005	September 25, 2004	September 24, 2005	September 25, 2004
Funded	$1.2	$0.7	$4.8	$1.6
Internal	1.3	2.8	3.8	9.4

Total research and development expense	$2.5	$3.5	$8.6	$11.0

Internal research and development expenses were primarily attributed to the development of our new III-V products and display electronic viewfinder modules, binocular display modules and higher level assembly products. We have discontinued our internal CyberLite development activities and anticipate that any further CyberLite product research and development activities will be performed directly by the KoBrite joint venture. During the nine months ended September 24, 2005 and September 25, 2004, we spent approximately $0.1 million and $4.8 million respectively, including allocated overhead, on CyberLite product research and development costs. In August 2005 we reached an agreement with the U.S. government for a cost reimbursement contract, which will pay the Company approximately $0.8 million dollars for display development costs. Prior to the award of this contract, the Company incurred approximately $0.4 million of cost for this project some of which is applicable towards the cost reimbursement contract. Because we expected to be awarded the contract, we have reported the $0.4 million of incurred expenses as funded research and development expense.

Selling, General and Administrative. Selling, general and administrative (S,G&A) expenses consist of the expenses incurred by our sales and marketing personnel and related expenses, bad debt expense, and administrative and general corporate expenses. S,G&A expenses were $2.7 million and $9.9 million in the three and nine months ended September 24, 2005, respectively, compared to $2.6 million and $8.1 million for the three and nine months ended September 25, 2004, respectively. During the nine months ended September 24, 2005, the Company recorded an additional $0.4 million in bad debt expense, $0.4 million for audit and other professional fees, $0.2 million for promotional events and $0.2 million for severance costs as compared to the nine months ended September 25, 2004. During the three months ended June 25, 2005 the Company recorded an increase in its allowance for doubtful accounts of approximately $500,000 as a result of a decline in the creditworthiness of a customer and an overall deterioration in the aging of its accounts receivable. During the three months ended September 24, 2005 the amounts due from the customer declined and overall aging of the Company’s accounts receivables improved which resulted in a decline in its allowance for doubtful accounts of $200,000. Accordingly, SG&A expenses for the three months ended September 24, 2005 are lower by approximately $200,000 than what would be expected for a normal quarterly amount.

In fiscal year 2003, we issued an aggregate of 272,500 restricted common stock awards to certain employees of the Company and recorded deferred compensation expense of $1.4 million. In fiscal 2005, we issued an aggregate of 240,000 restricted common stock awards to certain employees of the Company and recorded deferred compensation expense of $0.9 million. Each award requires the employee to fulfill certain obligations including remaining employed by the Company for periods of either two or four years. Of the 240,000 awards issued in fiscal 2005, 200,000 will lapse upon the Company achieving four consecutive profitable quarters. At September 24, 2005, the Company has achieved three consecutive profitable quarters. Included in S,G&A for the nine months ended September 24, 2005 and September 25, 2004, were non-cash stock compensation expense of $0.5 million and $0.4 million, respectively. If the Company is profitable in the fourth quarter of fiscal 2005, we will recognize an additional $0.6 million of non-cash stock compensation expense for the acceleration of the vesting of the 200,000 shares.

Impairment Charge. In connection with the KoBrite joint venture agreement discussed above, the Company entered into an agreement to sell certain assets of its CyberLite LED product line and discontinued the use of the remaining CyberLite LED product line assets, including equipment. During the nine months ended September 24, 2005 the Company increased its estimate of costs associated with the sale of the equipment. Accordingly, the net realizable value is estimated to be $5.3 million and the Company recorded an additional $0.5 million impairment charge.

Other Income and Expense, Net. Other income and expenses, net, was $1.0 million and $2.4 million for the three and nine months ended September 24, 2005, respectively, compared to $0.6 million and $1.9 million, respectively, for the corresponding periods in 2004. Other income and expenses is primarily composed of interest income offset by foreign currency transaction losses incurred by our Korean subsidiary Kowon.

Benefit (Provision) for Income Taxes. For the three and nine months ended September 24, 2005 we have recorded a benefit of $44,262 and a provision of $63,966. Included in the three months ended September 24, 2005 is a net credit of $300,000 resulting from a reversal of an accrual of a tax contingency whose examination period expired and provision for tax due for current operations.

Equity Losses in Unconsolidated Affiliates. For the nine months ended September 24, 2005, the equity losses in unconsolidated affiliates represents our 23% interest in the operating results of KoBrite. For the nine months ended September 25, 2004 the losses represented our 40% interest in the operating results of KTC. During 2004, as a result of recording our proportionate share of KTC’s operating results, our investment in KTC was reduced to $0 and we no longer record a share of their additional losses.

Liquidity and Capital Resources

We have financed our operations primarily through public and private placements of our equity securities, research and development contract revenues, and sales of our III-V and CyberDisplay products. In November 2001, we filed a registration statement using a “shelf” registration process under which we may, from time to time, offer shares of common stock or debt securities, the aggregate total of which will not exceed $150.0 million. As of September 24, 2005, we had issued an aggregate of 3,000,000 shares for an aggregate of $42.0 million, under this registration statement, and reduced the amount available thereunder to $108.0 million. We believe our available cash resources will support our operations and capital needs for at least the next twelve months.

As of September 24, 2005, we had cash and equivalents and marketable securities of $111.1 million and working capital of $124.9 million compared to $111.9 million and $123.4 million, respectively, as of December 25, 2004. The change in cash and equivalents and marketable securities was primarily due to our $3.0 million investment in KoBrite, investments in capital equipment and other assets of $1.5 million and stock repurchases of approximately $6.4 million, offset by cash provided by operating activities of $5.8 million and $4.5 million received from the KoBrite joint venture. The $4.5 million received from KoBrite, and the $0.8 million included in cash from operating activities, related to payments from KoBrite for the transfer of equipment and payments for services.

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

We lease facilities located in Taunton and Westborough, Massachusetts, and Scotts Valley, California under non-cancelable operating leases. The Taunton leases expire through May 2010. The Taunton lease, expiring in 2010, may be extended by the Company for another 10-year term. The Westborough lease expires in April 2008. The Scotts Valley lease expires in 2007.

We expect to expend between $6.0 and $7.0 million on capital expenditures over the next twelve months, primarily for the acquisition of equipment relating to the production of our CyberDisplay products.

On October 9, 2002, our Board of Directors authorized the re-purchase of up to $15.0 million of our common stock over a two-year period. Through September 23, 2004, we repurchased a total of 103,200 shares for an aggregate $378,319 since the program’s inception. Our Board of Directors subsequently authorized an extension of the stock repurchase program pursuant to which we may now purchase up to a total of $14,621,681 worth of the Company’s common stock through October 2006. From September 24, 2004 through September 24, 2005, we have repurchased a total of 1,734,900 shares for an aggregate $6,651,806, consisting of 1,459,200 shares for an aggregate $4,968,088 purchased from September 24, 2004 to June 25, 2005 and 275,700 shares for an aggregate of $1,683,718 purchased during the three months ended September 24, 2005. As of September 24, 2005, the Company could purchase an additional $7,969,877 under this authorization. The specific timing and amount of repurchases, if any, will vary based on market conditions, securities law limitations, and other factors. The repurchases will be made using our cash resources. The repurchase transactions to-date all occurred in open market purchases. The repurchase program may be suspended or discontinued at any time without prior notice upon approval of our Board of Directors. The following table sets forth the repurchases made by the Company during the three months ended September 24, 2005:

Period	Total number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar of Shares that May Yet Be Purchased Under the Plans or Programs
	(a)	(b)	(c)	(d)
June 26, 2005 through July 23, 2005	90,000	$5.81	90,000	$9,130,592
July 24, 2005 through August 20, 2005	94,400	$6.05	94,400	$8,559,427
August 21, 2005 through September 24, 2005	91,300	$6.46	91,300	$7,969,877

Total	275,700	$6.11	275,700

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), which requires the recognition of compensation cost for all share-based payments (including employee stock options) at fair value (generally grant date fair value). The standard is effective for us in the first quarter of fiscal 2006. SFAS 123R provides two alternative adoption methods. The first method is a modified prospective approach whereby a company would recognize share-based employee costs from the beginning of the fiscal period in which the recognition provisions are first applied as if the fair value-based accounting method had been used to account for all employee awards granted, modified, or settled after the effective date and to any awards that were not fully vested as of the effective date. Measurement and attribution of compensation cost for awards that are unvested as of the effective date of SFAS 123R would be based on the same estimate of the grant-date fair value and the same attribution method used previously under SFAS No. 123, “Accounting for Stock Based Compensation” (SFAS 123). The second adoption method is a modified retrospective approach whereby a company would recognize employee compensation cost for periods presented prior to the adoption of SFAS 123R in accordance with the original provisions of SFAS 123; that is, an entity would recognize employee compensation costs in the amounts reported in the pro forma disclosures provided in accordance with SFAS 123. A company would not be permitted to make any changes to those amounts upon adoption of SFAS 123R unless those changes represent a correction of an error. For periods after the date of adoption of SFAS 123R, the modified prospective approach described above would be applied. The Company currently expects to adopt SFAS 123R beginning in the quarter ending April 1, 2006 (the first interim period beginning after the Company’s 2005 fiscal year end), using the modified prospective approach, although the Company continues to review its options for adoption under this new pronouncement. In addition, the Company is considering accelerating the vesting of certain stock options in fiscal year 2005 prior to the effectiveness of SFAS 123R. The effect of the adoption of SFAS 123R will be to increase the Company’s stock option compensation expense.

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

Inflation

We do not believe inflationary forces have materially affected our operations.

Contractual Obligations

The following is a summary of our contractual payment obligations as of September 24, 2005:

Contractual Obligations	Total	1-2 Years	3-5 Years	Thereafter
Operating Lease Obligations	$3,828,184	$1,668,407	$2,049,777	$110,000

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We invest our excess cash in high-quality government and corporate debt instruments, which bear lower levels of relative risk. We believe that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations, and cash flows should not be material. Included in other assets is an equity investment in Micrel, Incorporated (Micrel) totaling approximately $4.6 million which is subject to changes in value because of either specific operating issues at Micrel or overall changes in the stock market. We are exposed to changes in foreign currency exchange rates primarily through our translation of our foreign subsidiary’s financial position, results of operations, and transaction gains and losses as a result of non U.S. dollar denominated cash flows related to business activities in Asia, and remeasurement of United States dollars to the functional currency of our Kowon subsidiary. We do not currently hedge our foreign currency exchange rate risk.

Item 4. Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Act”)) as of September 24, 2005. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 24, 2005, our disclosure controls and procedures were not effective. This conclusion was based on the existence of the material weakness in our internal control over financial reporting previously disclosed and discussed below.

Other than the events giving rise to the material weakness and our steps to remediate the material weakness, each as described below, no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 24, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

A material weakness (within the meaning of PCAOB Auditing Standard No. 2) is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

As previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2004, and Quarterly Report on Form 10-Q for each of the quarterly periods in fiscal year 2005, the Company identified a material weakness in its internal controls over financial reporting. Specifically, the Company’s resources and level of technical accounting expertise within the accounting function are insufficient to properly evaluate and account for non-routine or complex transactions, such as the determination of accounting for long-lived asset impairments. Consequently, the Company’s controls over the selection and application of complex accounting policies in accordance with generally accepted accounting principles are inadequate and constitute a material weakness in the design of internal control over financial reporting based on the criteria in the Internal Control—Integrated Framework. We believe this material weakness continued to exist at September 24, 2005.

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The information required by this item is reported in herein in Part 1, Item 2 under “Liquidity and Capital Resources”.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

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

KOPIN CORPORATION (Registrant)

Date: November 3, 2005	By:	/S/ JOHN C.C. FAN
John C.C. Fan President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date: November 3, 2005	By:	/S/ RICHARD A. SNEIDER
Richard A. Sneider Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)