Form 10-K
period 2005-12-31
KOPIN CORP
filed 2006-03-21
CIK 771266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 25, 2005, the aggregate market value of outstanding shares of voting stock held by non-affiliates of the registrant was $310,387,176.

As of March 17, 2006, 68,614,759 shares of the registrant’s Common Stock, par value $.01 per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 3, 2006 are incorporated by reference into Part III of this Report. Other documents incorporated by reference are listed in the Exhibit Index.

Part I

This Annual Report on Form 10-K report contains forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995, including without limitation statements made relating to our expectation that sales to Skyworks Solutions, Samsung and JVC will continue to represent a significant portion of our revenues for 2006 and our revenues from Samsung and JVC will decrease over their 2005 levels; our expectation that Sony and Sanyo’s share of camcorder business will increase in 2006 and our business will decline; our expectation that sales of our CyberDisplay products to customers who use them in camcorder applications will decline; our expectation that KoBrite will incur additional losses in the near term; our belief that in 2006 we will commence the process to establish an 8 inch CyberDisplay manufacturing line and phase out our 6 inch manufacturing line; our belief that our material weakness in our internal controls will continue to exist in our fiscal first quarter 2006 Form 10-Q; our belief that sales of our HBT transistor wafers to Skyworks Solutions will continue to represent a significant portion of our revenues for the near future; our expectation that a significant market for new wireless communications devices, including personal entertainment systems, will develop; our expectation that our CyberDisplay products will benefit from further general technological advances in the design and production of integrated circuits and active matrix LCDs, resulting in further improvements in resolution and miniaturization; our expectation that sales into the high speed fiber optic switching equipment market will not be significant in fiscal year 2006; our expectation not to pay cash dividends for the foreseeable future and will retain earnings for the development of our businesses; our expectation, based on current negotiations with our customers and certain contractual obligations, that the prices of certain products will decline in fiscal year 2006; our expectation that the sale prices of our commercial displays will decline, but our military product sales will increase, in fiscal year 2006; our expectation that we will expend between $8.0 and $12.0 million on capital expenditures over the next twelve months; our expectation that we will adopt SFAS 123R in the quarter ending April 1, 2006; our expectation that our third quarter would be our strongest sales quarter followed by our second quarter, fourth quarter and first quarter, in that order; our expectation that our revenues from Samsung and JVC will decrease over their 2005 levels; our expectation that our sales to camcorder manufacturers will decline at a faster rate than the overall decline in the camcorder market; our expectation that prices of our HBT transistor will decline by approximately 15 to 20 percent during fiscal year 2006; our expectation that competition will increase; our belief that our CyberDisplay products are well suited for new applications such as reading e-mail and browsing the Internet using digital wireless devices and other consumer electronics devices; our belief that small form factor displays will be a critical component in the development of advanced wireless communications systems; our belief that general technological advances in the design and fabrication of integrated circuits, LCD technology and LCD manufacturing processes will allow us to continue to enhance our CyberDisplay product manufacturing process; our belief that it would be costly for our HBT transistor wafer customers to switch to an alternate supplier; our belief that continued introduction of new products in our target markets is essential to our growth; our belief that GAIN HBT transistor wafers provide the performance characterization necessary for the next generation of wireless handsets and optoelectronic components; our belief that the costs of producing gallium arsenide integrated circuits by our customers will continue to exceed the costs associated with the production of competing silicon integrated circuits; our belief that we will be able to achieve a pixel size of less than 10 microns in commercial production; our belief that our future success will depend primarily upon the technical expertise, creative skills and management abilities of our officers and key employees rather than on patent ownership; our belief that the sales of our CyberDisplay product to customers who use them for camcorder applications will decline in 2006; our belief that our available cash resources will support our operations and capital needs for at least the next twelve months; our belief that the adoption of SFAS 151 will not have a material impact on our consolidated financial statements; and our belief that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations, and cash flows should not be material. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industries in which we operate, management’s beliefs, and assumptions made by management. In addition, other written or oral statements, which constitute forward-looking statements, may be made by or on behalf of us. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “could”, “seeks”, “estimates”, variations of such words and similar expressions are intended to identify such forward- looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements, whether as a result of new information, future events or otherwise. Factors that could cause or contribute to such differences in outcomes and results include, but are not limited to, those discussed below in Item 1A and those set forth in our other periodic filings filed with the Securities and Exchange Commission.

Item 1.    Business

Except for the historical information contained herein, the following discussion contains forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995, including statements relating to the suitability of our products for new applications, the market for new wireless communications devices, the development of advanced wireless communications systems, the high growth potential for portable communications products, the effect of technological advances on our products, our sales growth, our reduced production costs, development of innovative products and the anticipated decline in the average selling price of our products. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industries in which we operate, management’s beliefs, and assumptions made by management. In addition, other written or oral statements which constitute forward-looking statements may be made by or on behalf of us. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “could”, “seeks”, “estimates”, variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements, whether as a result of new information, future events or otherwise. Factors that could cause or contribute to such differences in outcomes and results, include, but are not limited to, those discussed in Item 1A below, under “Risk Factors.”

Introduction

We were incorporated in Delaware in 1984 and are a leading developer and manufacturer of III-V products and miniature flat panel displays. We use our proprietary semiconductor material technology to design, manufacture and market our III-V and display products. Our products enable our customers to develop and market an improved generation of products for applications in wireless and consumer electronic products. In December 2004, we adopted a fiscal year ending on the last Saturday in December by amending our bylaws to change our year end. The fiscal year ended December 31, 2005 includes 53 weeks and the fiscal years ended December 25, 2004 and December 31, 2003 each include 52 weeks. The fiscal years ended December 31, 2005, December 25, 2004 and December 31, 2003 are referred to as fiscal years 2005, 2004 and 2003, respectively, herein.

We commercially develop and manufacture Gallium Arsenide-based heterojunction bipolar transistor wafers (HBT transistor wafers) and other commercial semiconductor products that use Gallium Nitride and Gallium Arsenide-based substrates. From October of 2000 until December 2004 we were developing light emitting diodes (LEDs) grown on sapphire substrates, which were called CyberLite™ LEDs. We stopped our internal CyberLite LED development activities in 2005 as discussed below. We collectively refer to our products based on compound semiconductor materials, including our HBT transistor wafers and CyberLite LEDs, as our “III-V” products because we use elements categorized on the III and V columns of the periodic table of elements to manufacture such products. Our primary III-V product is our HBT transistor wafer. Our HBT transistor wafers are customer-specific arrays of vertically oriented transistors that our customers use primarily to produce high performance integrated circuits for wireless communications products. Sales of our HBT transistor wafers to Skyworks Solutions, Inc (Skyworks Solutions) accounted for approximately 32%, 31% and 20% of our total revenues for fiscal years 2005, 2004 and 2003, respectively. Skyworks Solutions also uses the foundry services of Advanced Wireless Semiconductor Company (AWSC) to process our HBT transistor wafers on their behalf. In 2005 we began selling HBT transistor wafers directly to AWSC for eventual resale by AWSC to Skyworks Solutions. AWSC also purchases HBT transistor wafers from us for the processing and sale to other customers.

Sales to AWSC in 2005 were 7% of our 2005 revenues. In addition to Skyworks Solutions, original equipment manufacturers such as ANADIGICS and Triquint Semiconductor purchase our HBT transistor wafers.

In the fourth quarter of 2004 the Company entered into a joint venture, KoBrite Corp (KoBrite), with a Taiwanese-based light emitting diode (LED) manufacturer, Kopin Taiwan Corporation (a Taiwanese-based III-V manufacturer), and financial investors, in which we agreed to transfer our CyberLite™ LED technology and production know-how and $3 million of cash for a 23% interest in KoBrite. Subsequent to its formation, KoBrite entered into agreements with us to purchase certain equipment and to have the Company perform research and training activities with KoBrite employees until KoBrite’s facilities were constructed and ready to receive the equipment. KoBrite agreed to pay us an estimated net $5.8 million for the equipment and $1.7 million for research and training activities and reimbursement of costs incurred in the transfer of the equipment. We discontinued manufacturing CyberLite LEDs as of March 31, 2005. As a result of such discontinued manufacturing operations, we recorded an impairment charge of $5.3 million in 2004 and $0.5 million in 2005. In addition, a charge of $332,000 was recorded in 2005 for equipment that we transferred to KoBrite but was damaged in-transit and we agreed to reimburse KoBrite for the value of the damaged equipment. We retain the right to market KoBrite’s LEDs in the United States and to certain Japanese customers. For fiscal years 2005, 2004 and 2003 our CyberLite LED sales were $0.7 million, $2.3 million and $5.8 million, respectively.

Our CyberDisplay products are miniature, high performance, high resolution display products designed for consumer electronics, military and next generation mobile communications devices. Current applications of our CyberDisplay products include electronic viewing finders in camcorders and digital cameras, and we believe that our CyberDisplay products are well suited for new applications such as reading e-mail and browsing the Internet using digital wireless devices and other consumer electronics devices. Our displays are also used by the United States Government in thermal weapon sights. We currently sell our CyberDisplay product to Victor Company of Japan Ltd. (JVC) and Samsung Electronics Co., Ltd. (Samsung) for use in digital camcorders. For fiscal years 2005, 2004 and 2003 Samsung and JVC accounted for the following percentage of our total revenues (“*” denotes that the customer’s revenues were less than 10% of our total company revenues):

	Percent of Total Revenues
	2005	2004	2003
Samsung Electronics	15%	28%	33%
Victor Company of Japan (JVC)	13%	*	12%

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

In first generation wireless handsets, integrated circuits used in high frequency, low power amplifiers were generally constructed with silicon-based semiconductors. These integrated circuits, while relatively inexpensive to manufacture, were unable to deliver the ever increasing performance demanded by wireless handset manufacturers and their customers. This inability led to the development of gallium arsenide products for use in wireless communications. Gallium arsenide is generally regarded as having better performance characteristics than silicon due, in part, to its inherent physical properties that permit gallium arsenide integrated circuits to operate at much higher frequencies than silicon integrated circuits, or operate at the same frequency with lower power consumption. The reduction in system power requirements is particularly important in portable applications, such as wireless handsets, because it extends battery life.

The high performance characteristics of gallium arsenide have led to an increased use of gallium arsenide—based transistors to satisfy the industry’s need for even greater performance. These gallium arsenide transistors include gallium arsenide field effect transistors and for second generation wireless handset products our HBT transistor wafer. Second generation wireless communications products use digital signal processing and generally operate at higher cellular frequencies. Air interface standards in these frequency bands have increased in recent years. These standards, which include Global System Mobile, or GSM, Time Division Multiple Access, or TDMA, and Code Division Multiple Access, or CDMA, provide improved capacity, sound quality and capabilities at cellular and wireless frequency bands, but are incompatible with each other and have fragmented the market for equipment. Suppliers of wireless handsets now offer multi-mode and multi-band wireless handsets that allow users to switch from one high frequency band to another to enable consumers to use wireless handsets across various territories and different interface standards. This new generation of products is significantly more complex than the prior generation and requires certain key features, including:

•	Simpler system design;

•	Support for higher frequencies;

•	Lower power consumption;

•	Improved signal quality; and

•	Wider range of operating temperatures.

CyberDisplay™ Products

Small form factor displays are used in the consumer electronics industry in products such as camcorders and digital cameras. We also expect that a significant market for new wireless communications devices, including personal entertainment systems, will develop. In order for this market to develop, advances in wireless communications systems such as greater bandwidth and increased functionality, including real-time wireless data, broadband Internet access and mobile television, will be necessary. We believe small form factor displays will be a critical component in the development of advanced wireless communications systems as these systems must provide high resolution images without compromising the portability of the product.

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

We believe that the vertical structure of an HBT transistor wafer, as opposed to the horizontal structure of a competing gallium arsenide field effect transistor, offers advantages to an integrated circuit manufacturer:

•	Smaller Size. We believe integrated circuits fabricated from our HBT transistor wafers can be made smaller than integrated circuits fabricated from gallium arsenide field effect transistors. Smaller size enables more die per wafer, which can increase manufacturing yields and lead to reduced costs.

•	Faster Circuits. We believe our HBT transistor wafers enable the design of faster integrated circuits than may be designed with gallium arsenide field effect transistors because the effective transistor gate length, or the distance an electron must travel within a transistor, is shorter. The transistor gate length of gallium arsenide field effect transistors is constrained by current optical lithography techniques to approximately 0.13 microns for commercial volumes. We currently manufacture our HBT transistor wafers in commercial volumes with an effective transistor gate length ranging from approximately 0.05 microns to 0.1 microns. We are able to achieve this result because the thickness of the vertical base layer of our HBT transistor wafers determines transistor gate length rather than the limitations of current optical lithography techniques.

We believe our HBT transistor wafers also offer the following additional advantages over gallium arsenide field effect transistors:

•	Greater Power Efficiency. Efficiency is a measure of power output as a percentage of battery power consumed by the device. We believe our HBT transistor wafers are more efficient and use less power to transmit the same output power than comparable gallium arsenide field effect transistors. Increased efficiency can translate into improved battery life and increased talk time.

•	Improved Signal Quality. Power amplifiers within wireless handsets are a key determinant of signal quality. We believe that power amplifiers based on our HBT transistor wafers can amplify signals with reduced distortion, providing increased signal quality. Improved signal quality is important for wireless networks that use digital air interface standards such as Time Division Multiple Access, or TDMA, and Code Division Multiple Access, or CDMA.

•	Less Complexity. Power amplifiers and other integrated circuits based on our HBT transistor wafers run on a single power supply voltage. In contrast, gallium arsenide field effect transistors generally require both a positive and negative power supply, which results in the need to include a negative voltage generator and other additional components or circuitry in the end product. As a result, we believe products using our HBT transistor wafers are easier to design, which can translate into reduced component costs and smaller equipment.

CyberDisplay™ Products

Our principal CyberDisplay products are miniature, 0.16 and 0.24 inch diagonal, high density color or monochrome active matrix LCD which approximate 320 x 240 resolution. In contrast to current passive matrix and active matrix LCD approaches, our CyberDisplay products utilize high quality, single crystal silicon—the same high quality silicon used in conventional integrated circuits. This single crystal silicon is not grown on glass; rather, it is first formed on a silicon wafer and then lifted off as a thin film using our proprietary Wafer Engineering™ technology. The thin film is patterned into an integrated circuit (including the active matrix, driver circuitry and other logic circuits) in an integrated circuit foundry and then transferred to glass using our proprietary Wafer™ Engineering technology, so that the transferred layer is a fully functional active matrix integrated circuit.

Our proprietary technology enables the production of transparent circuits on a transparent substrate, in contrast to conventional silicon circuits, which are on an opaque substrate. Our CyberDisplay products’ imaging properties are a result of the formation of a liquid crystal layer between the active matrix integrated circuit glass and the transparent glass. We believe our manufacturing process offers several advantages over conventional active matrix LCD manufacturing approaches with regard to small form factor displays, including:

•	Greater miniaturization;

•	Reduced cost;

•	Higher pixel density;

•	Full color capability; and

•	Lower power consumption.

Our use of high quality single crystal silicon in the manufacture of our CyberDisplay products offers several performance advantages. High quality silicon enables high-speed displays, which operate up to 240 frames per second, compared to 60 frames per second for most active matrix LCDs. At this higher cycle speed we are able to produce full color displays without using color filters. Our color CyberDisplay products generate colors by using either color sequential technology whereby a backlight composed of three LEDs emit a sequence of red, green and blue light or using color filters with a white backlight. In color sequential technology, each pixel either blocks or transmits the colored light 180 times per second, which allows the generation of color images without using three separate pixels, decreasing the size, weight, and power requirements of the color display. Furthermore, the color pixels are not spatially separated as in conventional active matrix LCDs, resulting in sharper color images. Color filter technology is a process in which display pixels are patterned with materials, which selectively absorb or transmit the red, green or blue colors of light.

Our CyberDisplay products have the additional advantage of being fabricated using conventional silicon integrated circuit lithography processes. These processes enable the manufacture of miniature active matrix circuits, resulting in comparable or higher resolution displays relative to passive and other active matrix displays that are fabricated on glass. Our production partners, United Microelectronics Corporation, or UMC, and MagnaChip, fabricate integrated circuits for our CyberDisplay products in their foundries in Taiwan. The fabricated wafers are then returned to our facilities, where we lift the integrated circuits off the silicon wafers and transfer them to glass using our proprietary technology. The transferred integrated circuits are then processed and packaged with liquid crystal at our Westborough, Massachusetts facility. The packaged units are then assembled into display panels at either our Westborough, Massachusetts facility, our Korean subsidiary, Kowon Technology Co., Ltd. (Kowon), or an Asian packaging company and shipped to customers. This arrangement allows us to benefit from UMC’s and MagnaChip’s economies of scale and advanced fabrication processes. We expect our CyberDisplay products will benefit from further general technological advances in the design and production of integrated circuits and active matrix LCDs, resulting in further improvements in resolution and miniaturization.

Strategy

Our objective is to be the leading supplier of advanced semiconductor materials and miniature displays that enable our customers to develop and manufacture differentiated communications and consumer electronic devices in high volumes. The critical elements of our strategy include:

•	Increase the Number of Product Designs That Use Our Components. Our goal is to grow sales of our components by increasing the number and type of products into which they are incorporated. Our product lines are subject to long design lead-times and we work closely with our customers to help them design and develop cost-effective products based on our III-V and CyberDisplay products. We use an aggressive pricing strategy as an inducement for manufacturers of consumer electronics and wireless communications products to integrate our products into their products.

•	Reduce Production Costs. We intend to reduce our per unit production costs primarily through increasing manufacturing yield, lowering fixed costs per unit through increased sales volume, migrating from our six inch CyberDisplay production line to an eight inch production line and utilizing the facilities of Kopin Taiwan Corporation, a company in which we have an equity investment.

•	Maintain Our Technological Leadership. We believe our ability to develop innovative products based on our extensive materials science expertise enhances our opportunity to grow within our targeted markets. By continuing to invest in research and development, we are able to add to our expertise in the design of HBT transistor wafers, and innovative, high-resolution, miniature flat panel displays. We intend to continue to focus our development efforts on our proprietary HBT transistor wafers and miniature displays.

•	Leverage Integrated Circuit and Display Technologies and Infrastructure. We will continue to leverage our use of standard integrated circuit fabrication and LCD packaging technologies to achieve greater production capacity and to reduce capital investment and process development costs. Our use of these technologies allows us to engage third party manufacturers for certain portions of the fabrication of our CyberDisplay products and to take advantage of new technologies, cost-efficiencies and increased production capabilities of these third party manufacturers. We believe that general technological advances in the design and fabrication of integrated circuits, LCD technology and LCD manufacturing processes will allow us to continue to enhance our CyberDisplay product manufacturing process.

Markets and Customers

III-V Products

Heterojunction Bipolar Transistors

We develop and manufacture customer and application specific HBT transistor wafers for advanced integrated circuit applications. We believe we are one of the world’s leading suppliers of HBT transistor wafers and currently support volume production of three-inch, four-inch and six-inch HBT transistor wafers. Our primary HBT transistor wafer product is based on an aluminum gallium arsenide vertical layer structure. We also supply customers with HBT transistor wafers based on an indium gallium phosphide vertical layer structure. We vary our manufacturing process to create customized HBT transistor wafer products for customers. For fiscal years 2005, 2004 and 2003, sales of III-V products accounted for 47%, 44% and 43% of our revenues, respectively.

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

In addition to wireless handset power amplifiers, our HBT transistor wafers are also being used in the fabrication of power amplifiers for devices which communicate using wireless fidelity or “WiFi” integrated circuits. Our HBT transistor wafers are also used in high-speed fiber optic switching equipment used in broadband Internet data transmission wireless local area network chipsets (WLAN) and high speed instrumentation. Since 2001 there has been a significant decline in sales of our III-V products into the high speed fiber optic switching equipment market. This equipment has historically been used for the long haul fiber optic networks which some analysts believe have significant over-capacity. Accordingly, we do not expect sales into this market will be significant in fiscal year 2006.

We design our HBT transistor wafers in collaboration with our customers’ engineering teams in order to create customized products that meet their specific application needs. Once our HBT transistor wafers have been “designed in” a customer’s product, we believe it would be costly for that customer to switch to an alternate supplier. Our largest customer for our HBT transistor wafers is Skyworks Solutions. Skyworks Solutions also uses the foundry services of Advanced Wireless Semiconductor Company (AWSC) to process our HBT transistor wafers on their behalf. In 2005 we began selling HBT transistor wafers directly to AWSC for eventual resale by AWSC to Skyworks Solutions. AWSC also purchases HBT transistor wafers from us for the processing and sale to other customers. Sales to AWSC in 2005 were 7% of our 2005 revenues. Other customers of our gallium arsenide products include ANADIGICS and Triquint Semiconductor. For fiscal years 2005, 2004 and 2003, sales of gallium arsenide products to Skyworks Solutions accounted for approximately 32%, 31%, and 20% of our total revenues, respectively. We have entered into a purchase and supply agreement with Skyworks Solutions, which has a scheduled termination date of July 2008, excluding the agreement’s last buy option. Accordingly, we anticipate that sales of our HBT transistor wafers to Skyworks Solutions will continue to represent a significant portion of our revenues for the near future.

CyberDisplay™ Products

We currently sell our CyberDisplay products to customers either as a single component, together with a lens and backlight as a unit or as a complete module, which includes the display, lens, backlight and electronics which are assembled by us in a plastic housing. We provide our CyberDisplay products to Samsung, JVC and Kodak for use in digital camcorders and cameras. In addition, we are working with other customers to develop additional and new applications for our CyberDisplay products.

In order for our CyberDisplay products to function properly in their intended applications, integrated circuit chip sets generally are required. Several companies have designed integrated circuit chip sets to work with our CyberDisplay products.

For fiscal years 2005, 2004 and 2003, sales to Samsung, as a percentage of total revenue, were 15%, 28% and 33%, respectively. For fiscal year 2005 and fiscal year 2003, sales to JVC, as a percentage of total revenue, were 13% and 12%, respectively.

For fiscal years 2005, 2004 and 2003, research and development revenues, primarily from multiple contracts with various U.S. governmental agencies, accounted for approximately 6%, 2%, and 2%, respectively, of our total revenues.

Sales and Marketing

We principally sell our HBT transistor wafer products directly to integrated circuit manufacturers in the United States and Asia. We sell our consumer electronic CyberDisplay products both directly and through distributors to original equipment manufacturers.

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

Our design and engineering staff is actively involved with a customer during all phases of prototype design and production by providing engineering data, up-to-date product application notes, regular follow-up and technical assistance. In most cases, our technical staff works with each customer in the development stage to identify potential improvements to the design of the customer’s product in parallel with the customer’s effort. We have established a prototype product design group in Scotts Valley, California to assist our CyberDisplay customers to incorporate our products into their own and to reduce the time required to bring end products to the marketplace. This group is intended to assist customers accelerate their design process, achieve cost-effective and manufacturable designs, and ensure a smooth transition into high volume production. This group is also actively involved with research and development contracts for military applications.

Product Development

We believe that continued introduction of new products in our target markets is essential to our growth. We have assembled a group of highly skilled engineers who work internally as well as with our customers to continue our product development efforts. For fiscal years 2005, 2004 and 2003 we incurred total research and development expenses of $12.0 million, $14.3 million, and $13.5 million, respectively. Research and development expenses primarily related to our internal development programs for our CyberLite LED and CyberDisplay products, including feasibility studies for converting our 6 inch production line to 8 inch, were $5.5 million, $11.9 million and $11.7 million, respectively, for fiscal years 2005, 2004 and 2003.

III-V Products

Heterojunction Bipolar Transistors

We intend to continue developing HBT transistor wafers and other gallium arsenide products for advanced integrated circuit applications from other compound materials. We are working with current and potential customers in the development of the next generation of HBT transistor wafers, which will be based on Gallium Arsenide Indium Nitride (GAIN). We believe GAIN-HBT® transistor wafers will provide the performance necessary for the next generation of wireless handsets and optoelectronic components.

CyberLite LED Products

In connection with the transfer of our CyberLite LED know-how into the KoBrite joint venture we have discontinued additional CyberLite LED development.

CyberDisplay™ Products

Our product development efforts are focused towards continually enhancing the features, functions and manufacturability of our CyberDisplay products. A principal focus of this effort is the improvement of manufacturing processes for very small active matrix pixels, which we will use in succeeding generations of our CyberDisplay products. The pixel size of our current CyberDisplay products ranges from 12 to 15 microns and we believe that we will be able to achieve a pixel size of less than 10 microns in commercial production. This pixel size is in contrast to a pixel size of approximately 100 microns in a typical laptop computer display. The resolutions of our current commercially available CyberDisplay products are 521 x 218 (dot), 800 x 225 (dot), 200 x 225 (pixel), 320 x 240 (pixel), 640 x 480 (pixel), 854 x 480 (pixel), 800 x 600 (pixel) and 1,280 x 1,024 (pixel). In addition, we have demonstrated 2,560 x 2,048 resolution CyberDisplay products in a 1.5 inch diagonal display. We are also working on further decreasing the already low power consumption of our CyberDisplay products. Additional display development efforts include expanding the resolutions offered, transitioning from our six inch CyberDisplay production line to an eight inch line, increasing the quantity of CyberDisplay’s active matrix pixel arrays processed on each wafer by further reducing the display size, increasing the light throughput of our pixels and increasing manufacturing yields.

Funded Research and Development

We have entered into various development contracts with agencies of the U.S. government. These contracts help support the continued development of our core technologies. We intend to continue to pursue other U.S. government development contracts for applications that relate to our commercial product applications. Our contracts with U.S. government agencies contain certain milestones relating to technology development and may be terminated by the government agencies prior to completion of funding. Our policy is to retain our proprietary rights with respect to the principal commercial applications of our technology. To the extent technology development has been funded by a U.S. federal agency, under applicable U.S. federal laws the federal agency has the right to obtain a non-exclusive, non-transferable, irrevocable, fully paid license to practice or have practiced this technology for governmental use. Revenues attributable to research and development contracts for fiscal years 2005, 2004 and 2003 totaled $5.0 million, $2.1 million and $1.7 million, respectively.

Competition

III-V Products

Heterojunction Bipolar Transistor

With respect to our HBT transistor wafers, we presently compete with several companies, including Emcore, V-PEC, and Hitachi Cable, as well as integrated circuit manufacturers with in-house transistor growth capabilities, such as RF Micro Devices and Fujitsu. In the gallium arsenide HBT transistor wafer market, pricing competition is intense as a result of significant manufacturing overcapacity. The production of gallium arsenide integrated circuits has been and continues to be more costly than the production of silicon integrated circuits. Although we have reduced production costs of our HBT transistor wafers by achieving higher volumes and reducing raw material costs, we cannot be certain we will be able to continue to decrease production costs. In addition, we believe the costs of producing gallium arsenide integrated circuits by our customers will continue to exceed the costs associated with the production of competing silicon integrated circuits. As a result, we must target markets where these higher costs are justified by their superior performance.

CyberDisplay™ Products

The display market is highly competitive and is currently dominated by large Asian-based electronics companies including Sharp, Hitachi, Seiko, Toshiba, Sony, NEC and Sanyo. The display market consists of multiple segments, each focusing on different end-user applications applying different technologies. Competition in the display field is based on price and performance characteristics, product quality and the ability to deliver products in a timely fashion. The success of our display product offerings will also depend upon the adoption of our CyberDisplay products by consumers as an alternative to traditional active matrix LCDs and upon our ability to compete against other types of well-established display products. Particularly significant is the consumer’s willingness to use a near eye display device, a display viewed in a similar fashion as using a set of binoculars, as opposed to a direct view display which may viewed from a distance of several inches to several feet. We cannot be certain that we will be able to compete against these companies and technologies or that the consumer will accept the use of such eyewear in general or our form factor specifically.

There are also a number of active matrix LCD and alternative display technologies in development and production. These technologies include reflective, field emission display, plasma, organic light emitting diode and virtual retinal displays, some of which target the high performance small form factor display markets in which our display products are sold. There are many large and small companies that manufacture or have in development products based on these technologies. Our CyberDisplay products will compete with other displays utilizing these and other competing display technologies.

Patents, Proprietary Rights and Licenses

An important part of our product development strategy is to seek, when appropriate, protection for our products and proprietary technology through the use of various United States and foreign patents and contractual arrangements. We intend to prosecute and defend our proprietary technology aggressively. We own more than 100 issued United States patents and more than 40 pending United States patent applications. Many of these United States patents and applications have counterpart foreign patents, foreign applications or international applications through the Patent Cooperation Treaty. In addition, more than 20 issued United States patents are licensed to us by MIT, and some foreign counterparts to these United States patents. Our United States patents expire at various dates through January 2023. The United States patents under license to us from MIT expire at various dates through November 2011.

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

We cannot be certain that foreign intellectual property laws will protect our intellectual property rights or that others will not independently develop similar products, duplicate our products or design around any patents issued to us. Our products might infringe the patent rights of others, whether existing now or in the future. For the same reasons, the products of others could infringe our patent rights. We may be notified, from time to time, that we could be or we are infringing certain patents and other intellectual property rights of others. Litigation, which could be very costly and lead to substantial diversion of our resources, even if the outcome is favorable, may be necessary to enforce our patents or other intellectual property rights or to defend us against claimed infringement of the rights of others. These problems can be particularly severe in foreign countries. In the event of an adverse ruling in litigation against us for patent infringement, we might be required to discontinue the use of certain processes, cease the manufacture, use and sale of infringing products, expend significant resources to develop non-infringing technology or obtain licenses to patents of third parties covering the infringing technology. We cannot be certain that licenses will be obtainable on acceptable terms, if at all, or that damages for infringement will not be assessed or that litigation will not occur. The failure to obtain necessary licenses or other rights or litigation arising out of any such claims could adversely affect our ability to conduct our business as we presently conduct it.

We also attempt to protect our proprietary information with contractual arrangements and under trade secret laws. We believe that our future success will depend primarily upon the technical expertise, creative skills and management abilities of our officers and key employees rather than on patent ownership. Our employees and consultants generally enter into agreements containing provisions with respect to confidentiality and employees generally assign rights to inventions made by them while in our employ. Agreements with consultants generally provide that rights to inventions made by them while consulting for us will be assigned to us unless the assignment of rights is prohibited by the terms of any agreements with their regular employers. Agreements with employees, consultants and collaborators contain provisions intended to further protect the confidentiality of our proprietary information. To date, we have had no experience in enforcing these agreements. We cannot be certain that these agreements will not be breached or that we would have adequate remedies for any breaches. Our trade secrets may not be secure from discovery or independent development by competitors.

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

Investments in Related Businesses

In 2001, we exchanged our 20% interest in our investment in Kendin Corporation for 986,054 shares of Micrel Incorporated (Micrel) as part of Micrel’s acquisition of Kendin. At the date of the exchange the closing price of Micrel’s common stock was $29.31 per share and we recorded an initial gain of $24.6 million as a result of this exchange in 2001. After the exchange the Company sold 200,000 shares of Micrel in 2001 and recorded an additional gain of approximately $700,000.

We have accounted for our investment in Micrel common stock as available-for-sale securities since the receipt of Micrel shares.

In 2002 we received an additional 115,448 shares of Micrel which had been held in escrow and sold 399,448 shares of Micrel. As a result of these transactions we recorded losses of approximately $2.6 million in 2002. On December 31, 2002 the closing price of Micrel’s common stock was $8.98 per share. As a result of the continuing decline in the price of Micrel common stock we recognized an other-than temporary impairment charge of $10.2 million to record the Micrel investment at its then fair value.

In 2003 we sold 100,000 shares of Micrel and recorded a gain of approximately $300,000.

Since the receipt of the Micrel shares we have sold approximately 700,000 shares for total proceeds of $13.4 million. As of December 31, 2005 we held approximately 400,000 shares of Micrel common stock, valued at $4.7 million.

Since 1998 we have made investments totaling $4.3 million in Kowon Technology Co. LTD (Kowon), a manufacturer of optoelectronic products located in South Korea, and have accumulated an ownership interest in Kowon of 73%. Kowon’s revenues are principally denominated in U.S. dollars and its local expenses are principally denominated in South Korean won. In addition, Kowon holds U.S. dollars to pay certain expenses including purchases from Kopin. Accordingly, Kowon’s operations are subject to exchange rate fluctuations. Kowon is an integral part of our CyberDisplay assembly process, performing most of the backend packaging processes to complete the display.

In 2000, we acquired Super Epitaxial Products, Inc. (SEP). We issued approximately 1.68 million shares of our common stock and assumed obligations to issue our common stock to satisfy existing SEP options. The aggregate total value of the transaction was approximately $24.0 million. In fiscal year 2003 we renamed SEP Kopin Optical, Inc. Kopin Optical, Inc. was the Company’s subsidiary in which our CyberLite LED activities took place. We consolidated the financial statements of SEP with our financial statements beginning in the fourth quarter of 2000. We announced in February 2005 that we contributed our CyberLite LED technology and production know-how and $3.0 million to a joint venture, KoBrite. For our contribution, we received a 23% interest in KoBrite. KoBrite was established under the laws of Mauritius and constructed manufacturing operations in China. Subsequent to its establishment, KoBrite entered into an agreement to pay us an estimated net $5.8 million for certain equipment and $1.7 million for the performance of research and training activities until such equipment was transferred to KoBrite. In the fourth quarter of 2005, certain equipment, which was to be transferred to KoBrite from Kopin, was damaged in transit and we recorded a charge of $332,000 to reimburse KoBrite for the damaged equipment. We are accounting for our ownership interest in KoBrite using the equity method.

In 2000, we made an investment of $5.1 million and contributed certain technology for which we received a 40% interest in Kopin Taiwan Corporation (KTC), a Taiwan-based company. We account for our percent ownership interest in the operating results of this company using the equity method. We have manufactured products for KTC to sell to its customers and KTC manufactures product for us to sell to our customers. In addition, we provide technical services and sell raw substrates to KTC. For fiscal years 2005, 2004 and 2003 we had product sales of approximately $302,000, $2.1 million and $2.7 million, respectively, to KTC. For fiscal years 2005, 2004 and 2003 we had purchases of approximately $2.8 million, $1.8 million and $1.0 million, respectively, from KTC. For fiscal years 2004 and 2003, we recorded losses of $778,000 and $1.4 million, respectively, which represented our ownership percentage of KTC’s operating results. The carrying value of this investment at December 31, 2005 was $0. Dr. Hsieh, one of our Directors, is chairman of KTC. Dr. Hsieh owns approximately 1% of the outstanding common stock of KTC. KTC was also an investor in KoBrite and acquired an approximate 15% interest in KoBrite.

Since 2002 we have made investments in preferred stock totaling $2.9 million in Kenet, Inc. (Kenet). Our equity ownership percentage of Kenet on a fully diluted basis is approximately 16% and we account for this investment on the cost basis. Our Chief Executive Officer is a founder and board member of Kenet and owns approximately 4.1% of Kenet. Certain of our directors and an officer have also invested in Kenet and their ownership ranges from 0.1% to 1.1%. We periodically review this investment for impairment. No impairment was deemed necessary on December 31, 2005 based on current projections, however our projections indicate that Kenet will need to raise additional funds in the next 12 to 18 months.

We may from time to time make further equity investments in these and other companies engaged in certain aspects of the display and electronics industries as part of our business strategy. These investments may not provide us with any financial return or other benefit and any losses by these companies or associated losses in our investments may negatively impact our operating results. Certain of our officers and directors have invested in some of the companies we have invested in.

Employees

As of December 31, 2005, our consolidated business employed 313 full-time and 4 part-time individuals. Of these, 14 hold Ph.D. degrees in Material Science, Electrical Engineering or Physics. As part of our discontinuing of our CyberLite LED product line, we terminated the employment of approximately 40 employees in February 2005. Our management and professional employees have significant prior experience in semiconductor materials, device transistor and display processing, manufacturing and other related technologies. None of our employees are covered by a collective bargaining agreement. We consider relations with our employees to be good.

Web Availability

We make available free of charge or through our website, www.kopin.com, our annual reports on Form 10-K and other reports required under the Securities and Exchange Act of 1934, as amended, as well as certain of our corporate governance policies, including the charters for the Board of Directors’ audit, compensation and nominating and corporate governance committees and its code of ethics, corporate governance guidelines and whistleblower policy. We will provide to any person without charge, upon request, a copy of any of the foregoing materials. Any such request must be made in writing to us, c/o Investor Relations, Kopin Corporation, 200 John Hancock Road, Taunton, MA 02780.

Item 1A.    Risk Factors

Failure to achieve and maintain effective internal controls could have a material adverse effect on our business, operating results and stock price.    Our management is required to periodically evaluate the design and effectiveness of our disclosure controls and procedures. During the course of its evaluation for the year ended December 25, 2004, our management identified a material weakness in our application of generally accepted accounting standards, which continued through December 31, 2005. In addition, we have documented and tested our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires our management to annually assess the effectiveness of our internal control over financial reporting. During the course of our testing we identified the need to increase the accounting staff’s overall knowledge and understanding of Securities and Exchange Commission rules and regulations and generally accepted accounting standards. We plan to increase the staff’s knowledge through the hiring of resources and additional training. Any failure to implement or difficulties experienced in implementing improved controls or any failure to maintain existing effective controls could have a material adverse effect on our business, operating results and stock price. For the year ended December 31, 2005 we have increased our accounting staff and we are evaluating the necessity for additional resources. As a result of the material weakness described above, our disclosure controls and procedures were not effective as of December 31, 2005, which could result in a material misstatement in our annual and interim financial statements.

We have experienced a history of losses and have a significant accumulated deficit.    Since inception, we have incurred significant net operating losses. As of December 31, 2005 we had an accumulated deficit of $114.1 million. While we did generate a profit in 2005, there can be no assurance that we will maintain profitability in the future.

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

	Sales as a Percent of Total Revenue
Customer	2005	2004	2003
Skyworks Solutions, Inc.	32%	31%	20%
Samsung Electronics	15	28	33
Victor Company of Japan (JVC)	13	*	12
United States Government Funded Research and Development Contracts	6	2	2

We anticipate that sales to Skyworks Solutions, Samsung and JVC will continue to represent a significant portion of our revenues for 2006, although we expect that our revenues from Samsung and JVC will decrease from their 2005 levels. We believe that historically we have provided Skyworks Solutions with the vast majority of its HBT transistor wafers. Our primary competition for display sales to Samsung and JVC are Sony and Sanyo. Based on current negotiations we anticipate that Sony and Sanyo’s share of camcorder business will increase in 2006 and our business will decline. A significant reduction or delay in orders from any of our significant customers, particularly Skyworks Solutions, would materially reduce our revenue and cash flow and adversely affect our ability to achieve or maintain profitability in the future. We believe the reduced sales volume to Samsung and JVC will adversely impact our cash flow and profitability in 2006. Our ability to generate cash flow and profitability in 2006 similar to the levels achieved in 2005 will be dependent on developing new customers, increasing our market share of customers who use our CyberDisplay products for digital still camera applications and finding new applications for our CyberDisplay products, particularly eyewear devices. We have increased sales of CyberDisplay products for military applications in the year ended December 31, 2005 from historical levels. Such sales are to government contractors for the United States military. The amount and timing of such orders is dependent upon the United States military procurement processes, the government contractor’s ability to successfully manage the program, and our ability to deliver more sophisticated CyberDisplay products.

We may be unable to increase revenues from CyberDisplay™ products if new products and applications are not developed.    CyberDisplay revenues for the fiscal years 2005, 2004 and 2003 were $47.6 million, $49.1 million and $43.6 million, respectively. The decrease in 2005 CyberDisplay revenues from 2004 has resulted primarily from a decrease in sales of our CyberDisplay product to customers for use in camcorders, offset, in part by an increase in sales of our displays to the military and digital still camera markets. Discussions with our customers indicate that our competition is dramatically reducing their prices and we believe the average sales price of our displays to consumer product customers will have to decline if we are to remain competitive in the market place. We believe the average sales price of our consumer displays will decrease in the range of 15% to 20% during the fiscal year 2006. We believe that we have captured significant market share in the camcorder market; however, we believe that the camcorder market will decline over the next few years as new technologies, particularly digital video recorders, enter the market. In addition we expect our sales to camcorder manufacturers to decline at a faster rate than the overall decline in the camcorder market as we have chosen not to match the lower prices being offered by our competitors for some camcorder models. Accordingly, if we are unable to expand into new markets, particularly eyewear, revenues from CyberDisplay products will decline, which may impact our ability to achieve or maintain profitability in the future.

In fiscal year 2004 we had initial sales of display products into the military product and digital still camera markets. We are gaining experience in selling displays into these markets. We believe that our success in penetrating these and other markets, particularly military night vision goggles, will significantly impact our ability to increase sales of CyberDisplays. In addition, our military products have a higher gross margin than our consumer display products and our success in increasing sales of military products are expected to significantly impact our ability to achieve or maintain profitability. Accordingly, if we are unable to successfully sell our display products to digital still cameras, eyewear, and military product makers, we may be unable to grow CyberDisplay product revenues and our ability to achieve or maintain profitability will be adversely affected.

The eyewear market segment may not develop or may take longer to develop than we anticipate.    Eyewear is the term used by the Company to describe a device which is worn in a similar fashion as eye glasses and contains one or two CyberDisplay displays for the viewing of video images. The source of these video images may be storage devices such as video iPods, DVD players or digital multimedia broadcasting (DMB) tuners. Currently the consumer may view the image through a direct view LCD display which may range in size from one to four inches diagonal. We believe that the consumer will find this experience unsatisfactory and we believe eyewear will be a preferred solution. We sell to eyewear manufacturers individual displays, backlight and integrated circuits or a binocular display module (BDM), which contains the various components combined into one unit. We are also investigating selling a complete eyewear solution. The eyewear manufacturing companies which are currently buying our displays for eyewear products tend to be small with limited financial resources and in-house engineering expertise. We believe that eyewear is a critical product for the long term revenue and cash flow growth of the CyberDisplay product line. If the eyewear market does not develop or we are unable to create and manufacture product(s) which meet the needs of the eyewear market we may be unable to grow CyberDisplay product revenues and our ability to achieve or maintain profitability will be adversely affected.

We may not be able to increase our military production capacity.    A critical part of our business strategy is to expand production capacity to manufacture displays for the military product market. A significant part of this strategy is the implementation of a new manufacturing line which can utilize 8 inch wafers for our display production. The conversion of our existing 6 inch line to 8 inch will require the investment in new equipment and the redesign of our existing display products. It may also require the re-qualification of our existing display products with our customers. If we are unable to execute our military product display production facility plan, including the implementation of an 8 inch production line, or we can only manufacture and ship our CyberDisplay products in limited quantities, our revenues from CyberDisplay products may not grow, which may impact our ability to achieve or maintain profitability in the future.

Our ability to offer and manufacture higher level CyberDisplay assemblies and modules will impact our ability to increase revenues and achieve or maintain profitability.    An important factor in our ability to expand into new markets, such as binocular display modules, or BDMs, digital still cameras and military products, will be our ability to design and manufacture higher-level assemblies (HLAs). These HLAs typically consist of one or two CyberDisplay products, a backlight, lens and housing. Some HLAs also include a set of display driver electronics or a display driver chip. Our goal is to deliver an integrated HLA to our customer which eases integration into their products. These products will require more complex integration of a greater variety of components than we currently use for our existing display products. They will require us to invest in additional engineering, manufacturing and test capability. Accordingly, if we are unable to develop and market these new display products or if we are unable to manufacture them in a cost-effective manner, our revenues may not grow and we may not be able to achieve or maintain profitability.

Our competitors can provide integrated solutions.    Many portable consumer electronic devices, including camcorders and digital still cameras, have two displays for viewing images, an electronic viewfinder (EVF) and a flip-out or group view display. We only provide the display that is used as the electronic viewfinder. Our competitors may offer both EVF and flip-out displays and both displays may be run by the same interface electronics. A customer who buys our display is required to buy the flip-out display from another vendor who may compete with us. This may require our customer to purchase additional interface electronics to run our display. Our competitors may be able to offer a bundled solution of both displays and the interface electronics cheaper than the cost of buying our display and the other display and the interface electronics separately. If we are unable to offer displays with sufficient performance advantages over other displays to justify the additional cost of buying individual components versus a bundled solution or if our customers can not procure cost efficient interface electronics to run our display products we may lose market share or be unable to grow our business which in turn would adversely affect our ability to achieve or maintain profitability.

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

Our ability to manufacture and distribute our CyberDisplay™ products would be severely limited if the third parties that we rely on to manufacture integrated circuits for our CyberDisplay™ products fail to provide those services.    We depend on a Taiwanese company and a Korean company for the fabrication of integrated circuits for our CyberDisplay products. We have no long-term contracts with either of these two companies. These two companies use different methods to manufacture the integrated circuits and a shortage at one company cannot necessarily be supplied by the other company. If either company were to terminate its arrangement with us or become unable to provide the required capacity and quality on a timely basis, we would be able to manufacture and ship our CyberDisplay products only in limited quantities until replacement foundry services could be obtained. Furthermore, we cannot assure investors that we would be able to establish alternative manufacturing and packaging relationships on acceptable terms.

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

One of the foundries and several other third parties with which we do business are located in Taiwan. Due to natural disasters such as earthquakes and typhoons that have occasionally occurred in Taiwan, many Taiwanese companies, including the Taiwanese foundry we use, have experienced related business interruptions. Our business could suffer significantly if either of the foundries we use had operations which were disrupted for an extended period of time, due to natural disaster, political unrest or otherwise. In addition, our CyberDisplays are manufactured on 6-inch silicon wafers. State of the art silicon production uses 8-inch wafers. We cannot be assured that if the 6-inch manufacturing facilities we use were damaged they would be restored. If the 6-inch production facilities were not restored we may be required to redesign our displays so that they can be manufactured on an 8-inch production line. If the displays had to be redesigned we may have to have the displays re-qualified by our customers, which would adversely affect our business until such qualification is complete.

In fiscal year 2003, there was an outbreak of Severe Acute Respiratory Syndrome (SARS). There were reports that consumer demand was negatively impacted by the outbreak of SARS. Our sales, manufacturing and distribution processes, and in turn our overall business operations, may be adversely affected if SARS, Avian Flu or similar situations occur.

We depend on third parties to provide integrated circuit chip sets and other critical raw materials for use with our CyberDisplay™ products.    We do not manufacture the integrated circuit chip sets necessary for use with our CyberDisplay products. Instead, we rely on third party independent contractors for these integrated circuit chip sets and other critical raw materials such as special glasses and chemicals. The critical raw materials, including the glasses and chemicals used in manufacturing the CyberDisplay products are used by other display manufacturers, many of which are much larger than Kopin. In addition, our higher-level CyberDisplay assemblies and modules include lenses, backlights, printed circuit boards and other components, which we purchase from third party suppliers. Some of these third party contractors and suppliers are small companies with limited financial resources. We believe that one of the suppliers of a critical component for our higher-end CyberDisplay military assemblies may be having financial difficulties. We are currently attempting to find another source for the manufacture of this component. If any of these third party contractors or suppliers were unable or unwilling to supply these integrated circuit chip sets or other critical raw materials to us, we would be unable to manufacture and sell our CyberDisplay products until a replacement supplier could be found. We cannot assure investors that a replacement third party contractor or supplier could be found on reasonable terms or in a timely manner. In the past we have experienced situations when our vendors could not supply the quantity or quality of critical raw materials we needed. As a result, we were unable to meet customer demand and our revenues, manufacturing yield and gross margins were adversely affected. Currently there is strong worldwide demand for display materials because of the significant growth of display sales over the last few years. Any interruption in our ability to manufacture and distribute our CyberDisplay products could cause our display business to be unsuccessful and the value of investors’ investment in us may decline.

If we are unable to significantly increase our unit sales volume and reduce our production costs, our business will suffer.    Our III-V and CyberDisplay product lines currently have significant fixed costs and our ability to achieve or maintain profitability depends upon achieving significant sales volumes and higher gross profit margins. Our III-V product group is primarily comprised of heterojunction bipolar transistor (HBT) products. If we are unable to increase our III-V and CyberDisplay production levels and reduce manufacturing costs, we may lose customer orders and our business may be unprofitable.

We may be unable to increase revenues from our HBT transistor wafers if the third party foundries we plan on using can not get qualified or are unable to produce the required product.    We have entered into an agreement with Kopin Taiwan Corporation (KTC) to provide foundry services to manufacture HBT transistor wafers for us. We entered into this agreement to provide us with additional capacity if needed. The ability to use KTC as a foundry is predicated on our ability to have our customers qualify our products, which utilize KTC’s

HBT transistor wafers. If we are unable to get the products which utilize KTC’s wafers qualified by our customers and we are unable to meet customer demand utilizing only our internal resources we may lose customer orders and our profitability may be negatively affected.

We may be unable to increase revenues from HBT transistor wafers if new product applications are not developed.    A critical market for our HBTs is wireless handsets. The growth rate of the wireless handset market has been very unpredictable over the last several years. We expect prices of our HBT transistor will decline by approximately 15 to 20 percent during fiscal year 2006. If the wireless handset unit volume grows in the range of 5 to 10 percent for the fiscal year 2006 our HBT revenues may decrease unless we increase our market share or new markets are developed. Revenues may also decline if we lose any of our customers or such customers reduce their orders from us. Accordingly, if we are unable to find additional applications for our HBT transistor wafers or increase our market share, our HBT transistor revenue may not grow and such absence of growth may impact our ability to achieve or maintain profitability.

We generally do not have long-term contracts with our CyberDisplay customers, which makes forecasting our revenues and operating results difficult.    We generally do not enter into long-term agreements with our CyberDisplay customers obligating them to purchase our products. Our business is characterized by short-term purchase orders and shipment schedules and we generally permit orders to be canceled or rescheduled before shipment without significant penalty. As a result, our customers may cease purchasing our products at any time, which makes forecasting our revenues difficult. In addition, due to the absence of substantial non-cancelable backlog, we typically plan our production and inventory levels based on internal forecasts of customer demand, which are highly unpredictable and can fluctuate substantially. Our operating results are difficult to forecast because we are continuing to invest in capital equipment and increasing our operating expenses for new product development. If we fail to accurately forecast our revenues and operating results, our business may not be successful and the value of investors’ investment in us may decline.

We may not be able to realize any profits under a multi-year supply agreement with a significant HBT customer.    In December 2005 we amended a supply agreement with a significant HBT customer that expires in July 2008, excluding a last buy option contained in the agreement. Under the terms of this agreement we have agreed to maintain capacity levels for manufacturing HBT wafers and we committed to a declining pricing schedule. The agreement also requires us to give prior notice if we exit our HBT product line. In consideration for this agreement the customer agreed to source 100% of its HBT wafer needs from us subject to the customer’s right to source HBT wafers from other sources if we are unable to meet its requirements under certain circumstances. We agreed that failure to meet our supply obligations under the agreement would allow our customer to obtain court ordered specific performance. If we do not perform we could then be liable for monetary damages up to a maximum of $45 million. The agreement obligates us to provide wafers at preset prices and as a result, our ability to make a profit under this agreement will be subject to fluctuations in the prices of raw materials, meeting customer wafer demand and to any increase in costs of goods or services required for us to perform under the agreement. If we are unable to manufacture the HBT wafers below these preset prices we may not be able to achieve or maintain profitability.

We may have to record additional impairment losses.    In fiscal year 2004 we entered into an agreement to transfer our CyberLite LED operations into the KoBrite joint venture. Our CyberLite LED operations were performed in our facility located at 200 John Hancock Road, Taunton, MA. In addition, a portion of our III-V product line operations was performed in our 200 John Hancock Road facility. With the discontinuance of the CyberLite LED operations the recoverability of the 200 John Hancock Road leasehold improvement assets will be evaluated based on the cash flow from our III-V product line. In fiscal year 2004, based upon forecasted cash flow of our III-V product line, we recorded an impairment charge of $3.2 million. The forecast also indicated that an impairment charge might be necessary in the future unless the cash flows from our III-V product line continue at current levels. In addition, in fiscal year 2006 we are anticipating a decline in sales of our CyberDisplay products to customers who use them in camcorder applications. The forecasts used in our impairment analyses are based on certain estimates relating to III-V and CyberDisplay product line cash flows. If such estimates were too high, we may be required to record an additional impairment charge in the future.

We may record additional losses from our investment in the KoBrite joint venture, which may impact our ability to achieve or maintain profitability.    We account for our investment in the KoBrite joint venture using the equity method, which requires us to record our proportional share of their operating results up to the amount we have invested or committed to support, which is our current $3.0 million investment. In the twelve months ended December 31, 2005 we recorded $209,000 of losses from the KoBrite joint venture (which represented KoBrite operations for a 9 month period as we include KoBrite results one quarter in arrears and the investment in the Company was made in the first quarter of fiscal 2005). We anticipate that the joint venture will incur additional losses in the near term. If the joint venture generates operating losses in the future we will record additional losses, which will impact our ability to achieve or maintain profitability.

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

Fluctuations in operating results make financial forecasting difficult and could adversely affect the price of our common stock.    Our quarterly and annual revenues and operating results may fluctuate significantly for several reasons, including:

•	The timing and successful introduction of additional manufacturing capacity;

•	The timing of the initial selection of our III-V and CyberDisplay products as a component in our customers’ new products;

•	Availability of interface electronics for our CyberDisplay products supplied;

•	Competitive pressures on selling prices of our products;

•	The timing and cancellation of customer orders;

•	Our ability to introduce new products and technologies on a timely basis;

•	Our ability to successfully reduce costs;

•	The cancellation of U.S. government contracts; and

•	Our ability to secure agreements from our major customers for the purchase of our products.

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

We may be unable to modify our products to meet regulatory or customer requirements.    From time to time our products are subject to new domestic and international requirements such as the European Union’s Restriction on Hazardous Substances (RoHS) Directive. If we are unable to comply with these regulations we may not be permitted to ship our products, which would adversely affect our revenue and ability to achieve or maintain profitability.

Increased competition may result in decreased demand or lower prices for our products.    Competition in the markets for our products is intense and we may not be able to compete successfully. We compete with several companies primarily engaged in the business of designing, manufacturing and selling integrated circuits or alternative display technologies, as well as the supply of other discrete products. Our competitors could develop new process technologies that may be superior to ours, including technologies that target markets in which our products are sold. Many of our existing and potential competitors have strong market position, considerable internal manufacturing capacity, established intellectual property rights and substantial technological capabilities. Furthermore, they also have greater financial, technical, manufacturing, and marketing resources than we do, and we may not be able to compete successfully with them.

In addition, many of our existing and potential customers manufacture or assemble displays and wireless communications devices and have substantial in-house technological capabilities and substantially greater resources than we do. We may not be able to sell our products to these customers and they may commercialize their internal capabilities to become our competitors. If one of our large customers establishes internal design and manufacturing capabilities, it could have an adverse effect on our operating results.

We expect competition to increase. This could mean lower prices or reduced demand for our products. Any of these developments would have an adverse effect on our operating results.

Disruptions of our production of our III-V and CyberDisplay products would adversely affect our operating results.    If we were to experience any significant disruption in the operation of our facilities, we would be unable to supply III-V and CyberDisplay products to our customers. Our manufacturing processes are highly complex and customer specifications are extremely precise. We periodically modify our processes in an effort to improve yields and product performance and to meet particular customer requirements. In 2006 we anticipate commencing the process to establish an 8 inch CyberDisplay manufacturing line and phasing out our 6 inch manufacturing line. Converting to an 8 inch line will require changes to our manufacturing processes. Process changes or other problems that occur in the complex manufacturing process can result in interruptions in production or significantly reduced yields. Additionally, as we introduce new equipment into our manufacturing processes, our III-V and CyberDisplay products could be subject to especially wide variations in manufacturing yields and efficiency. We may experience manufacturing problems that would result in delays in product introduction and delivery or yield fluctuations. We are also subject to the risks associated with the shortage of raw materials used in the manufacture of our products.

If we fail to keep pace with changing technologies, we may lose customers.    Rapidly changing customer requirements, evolving technologies and industry standards characterize the wireless communications, semiconductor materials and display industries. To achieve our goals, we need to enhance our existing products and develop and market new products that keep pace with continuing changes in industry standards, requirements and customer preferences. If we cannot keep pace with these changes, our business could suffer.

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

Our products could infringe on the intellectual property rights of others.    Companies in the wireless communications, semiconductor and display industries steadfastly pursue and protect intellectual property rights. This has resulted in considerable and costly litigation to determine the validity of patents and claims by third parties of infringement of patents or other intellectual property. Our products, including former products such as our light emitting diodes (LEDs), could be found to infringe on the intellectual property rights of others. Other companies may hold or obtain patents or inventions or other proprietary rights in technology necessary for our business. Periodically companies inquire about our products and technology in their attempts to assess whether we violate their intellectual property rights. If we are forced to defend against infringement claims, we may face such costly litigation, diversion of technical and management personnel, and product shipment delays, even if the allegations of infringement are unwarranted. If there is a successful claim of infringement against us and we are unable to develop non-infringing technology or license the infringed or similar technology on a timely basis, or if we are required to cease using one or more of our business or product names due to a successful trademark infringement claim against us, it could adversely affect our business.

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

Item 1B.    Unresolved SEC Comments

None.

Item 2.    Properties

We lease our III-V and CyberDisplay product fabrication facilities. Our III-V product manufacturing facilities and corporate headquarters are located in Taunton, Massachusetts. The Taunton facilities occupy 25,100 and 60,000 square feet, including 6,000 and 4,900 square feet of contiguous environmentally controlled production clean rooms. The Taunton facilities are occupied under leases that expire through 2007 and 2010.

Our CyberDisplay production facility occupies 74,000 square feet in Westborough, Massachusetts, of which 10,000 square feet consist of contiguous environmentally controlled production clean rooms, of which 7,000 square feet are operated at a Class 10 level. We occupy our Westborough facility under a lease that expires in April 2008.

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

Item 3.    Legal Proceedings

We may become engaged in legal proceedings arising in the ordinary course of business from time to time. We currently are not a part, nor is any of our property subject, to any material, pending legal proceedings.

Item 4.    Submission of Matter to a Vote of Security Holders

Not applicable.

EXECUTIVE OFFICERS OF KOPIN CORPORATION

Our executive officers, who are appointed on an annual basis to serve at the discretion of our Board of Directors, are as follows:

Name	Age	Position with the Company
John C.C. Fan	62	President and Chief Executive Officer; Chairman of the Board of Directors
Richard A. Sneider	45	Treasurer and Chief Financial Officer
Bor-Yeu Tsaur	50	Executive Vice President—Display Operations
Hong Choi	54	Chief Technology Officer and Vice President
Daily S. Hill	49	Senior Vice President—Gallium Arsenide Operations
Matthew J. Micci	49	Vice President—Sales, Gallium Arsenide Products
Michael Presz	52	Vice President— Government Programs and Special Projects

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

Michael Presz, Vice President—Government Programs and Special Projects. Mr. Presz joined us in November 1994 as General Manager of Display’s Visual Products Group and was promoted to Vice President in April 2005. Prior to joining us, Mr. Presz worked for 6 years at Kaiser Electronics and 15 years at General Electric Aerospace.

In August 2001, our officers, other than Mr. Presz, adopted trading plans under Rule 10b5-1 promulgated under the Securities Exchange Act of 1934, as amended, which provide for the periodic sales of shares of the Company’s common stock. Mr. Presz adopted such a plan in 2005. These plans have been periodically modified.

Part II

Item 5.	Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the Nasdaq National Market under the symbol “KOPN.” The following table sets forth, for the quarters indicated, the range of high and low sale prices for the Company’s common stock as reported on the Nasdaq National Market for the periods indicated.

	High	Low
Fiscal Year Ended December 25, 2004
First Quarter	$8.05	$5.43
Second Quarter	6.80	4.60
Third Quarter	5.13	3.02
Fourth Quarter	4.28	3.45

Fiscal Year Ended December 31, 2005
First Quarter	$4.18	$3.06
Second Quarter	4.50	2.67
Third Quarter	7.08	4.75
Fourth Quarter	7.23	5.32

As of December 31, 2005, there were approximately 501 stockholders of record of our common stock, which does not reflect those shares held beneficially or those shares held in “street” name.

In the past three years we have not sold any securities which were not registered under the Securities Act.

We have not paid cash dividends in the past, nor do we expect to pay cash dividends for the foreseeable future. We anticipate that earnings, if any, will be retained for the development of our businesses.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2005 about shares of the Company’s common stock outstanding and available for issuance under our existing equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	8,057,943	$9.16	1,138,024	(3)
Equity compensation plans not approved by security holders(2)	878,975	$5.05	93,504

Total	8,936,918	$8.75	1,231,528

(1)	Consists of the 1992 Stock Option Plan and 2001 Equity Incentive Plan.
(2)	Consists solely of the 2001 Supplemental Equity Incentive Plan, which does not require the approval of, and has not been approved by, our stockholders.
(3)	Options available under the 2001 Equity Incentive Plan.

On October 9, 2002, our Board of Directors authorized the re-purchase of up to $15 million of our common stock over a two year period. Through September 23, 2004, we repurchased a total of 103,200 shares for an aggregate $378,319 under this program. Our Board of Directors subsequently authorized an extension of this program pursuant to which we may now purchase up to $14,621,681 of our common stock through October 2006. The specific timing and amount of repurchases, if any, will vary based on market conditions, securities law limitations, and other factors. The repurchases will be made using our cash resources. During the fourth quarter of fiscal 2005, we repurchased 55,100 shares for $311,117 under this program. Subsequent to our fiscal year end and through February 24, 2006 we have purchased 270,000 shares for $1,373,203. The transactions occurred in open market purchases. This program may be suspended or discontinued at any time without prior notice upon approval of our Board of Directors.

Period	Total number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar of Shares that May Yet Be Purchased Under the Plans or Programs
	(a)	(b)	(c)	(d)
September 25, 2005 through October 22, 2005	24,200	$5.66	24,200	$7,832,975
October 23, 2005 through November 19, 2005	30,900	$5.64	30,900	$7,658,759
November 20, 2005 through December 31, 2005	—	$—	—	$7,658,759

Total	55,100	$5.65	55,100

Item 6.    Selected Financial Data

	Fiscal Years Ended
	2005	2004	2003	2002	2001
	(in thousands, except per share data)
Statement of Operations Data:
Revenues:
Net product revenues	$85,247	$85,213	$74,883	$74,808	$50,257
Research and development revenues	5,049	2,068	1,669	1,993	1,664

Total revenues	90,296	87,281	76,552	76,801	51,921

Expenses:
Cost of product revenues	54,846	72,227	59,954	57,553	62,369
Research and development—funded programs	6,498	2,340	1,823	3,098	2,381
Research and development—internal	5,539	11,936	11,701	13,093	12,891
Selling, general and administrative	13,653	10,172	10,245	9,956	15,245
Other	—	240	481	266	771
Impairment charges(1)	518	5,323	—	—	5,342

	81,054	102,238	84,204	83,966	98,999

Income (loss) from operations	9,242	(14,957)	(7,652)	(7,165)	(47,078)
Other income and expense:
Interest income	3,595	2,821	2,645	2,820	3,719
Other income	76	377	199	311	105
Other-than-temporary impairment of Micrel common stock	—	—	—	(10,211)	—
Gains and (losses) on sales of Micrel common stock	—	—	312	(2,626)	680
Unrealized gain related to Micrel acquisition of Kendin	—	—	—	—	21,107
Foreign currency transaction (losses) gains	(226)	(1,009)	(113)	(337)	157
Interest and other expenses	(121)	(70)	(30)	(134)	(1,010)

	3,324	2,119	3,013	(10,177)	24,758

Income (loss) before minority interest and equity losses in unconsolidated affiliates and cumulative effect of accounting change	12,566	(12,838)	(4,639)	(17,342)	(22,320)
Minority interest in income of subsidiary	(435)	(106)	(873)	(1,038)	(393)

Income (loss) before income taxes and equity losses in unconsolidated affiliates and cumulative effect of accounting change	12,131	(12,944)	(5,512)	(18,380)	(22,713)
Tax benefit (provision)	192	(110)	—	—	—

Income (loss) before equity losses in unconsolidated affiliates and cumulative effect of accounting change	12,323	(13,054)	(5,512)	(18,380)	(22,713)
Equity losses in unconsolidated affiliates	(209)	(778)	(1,366)	(949)	—

Income (loss) before cumulative effect of accounting change	12,114	(13,832)	(6,878)	(19,329)	(22,713)
Cumulative effect of accounting change	(443)	—	—	(12,582)	—

Net income (loss)	$11,671	$(13,832)	$(6,878)	$(31,911)	$(22,713)

Income (loss) before cumulative effect of accounting change per share:
Basic	$.18	$(.20)	$(.10)	$(.28)	$(.34)
Diluted	$.17	$(.20)	$(.10)	$(.28)	$(.34)
Cumulative effect of accounting change per share:
Basic	$(.01)	$—	$—	$(.18)	$—
Diluted	$—	$—	$—	$(.18)	$—
Net income (loss) per share:
Basic	$.17	$(.20)	$(.10)	$(.46)	$(.34)
Diluted	$.17	$(.20)	$(.10)	$(.46)	$(.34)
Weighted average number of common shares outstanding:
Basic	69,334	70,052	69,540	69,318	65,947
Diluted	70,223	70,052	69,540	69,318	65,947

	Fiscal Years Ended
	2005	2004	2003	2002	2001
Balance Sheet Data:
Cash and equivalents and marketable securities	$119,757	$111,900	$120,333	$117,991	$104,435
Working capital	129,135	123,416	116,507	115,847	106,431
Total assets	166,332	155,832	174,820	174,566	203,649
Long-term obligations	740	—	—	—	—
Stockholders’ equity	146,460	139,186	153,737	156,918	184,331

(1)	The Company recorded a $0.5 million and $5.3 impairment charge in fiscal year 2005 and 2004, respectively, as a result of its discontinuance of CyberLite LED manufacturing and development activities.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of our financial condition and results of operations are based upon our audited consolidated financial statements. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, inventories, investment valuations, recoverability of deferred tax assets and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not apparent from other sources. Actual results may differ from these estimates under different assumptions.

We believe the following critical accounting policies are most affected by our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue Recognition

We recognize revenue in accordance with Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 104, Revenue Recognition (SAB 104). SAB 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred and services rendered; (3) the price to the buyer is fixed or determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgment regarding the fixed nature of the price to the buyer charged for products delivered and services rendered and collectibility of the sales price. We do not recognize revenue for products prior to customer acceptance unless we believe the product meets all customer specifications and has a history of consistently achieving customer acceptance of the product. Provisions for product returns and allowances are recorded in the same period as the related revenues. We analyze historical returns, current economic trends and changes in customer demand and acceptance of product when evaluating the adequacy of sales returns and other allowances. Certain product sales are made to distributors under agreements allowing for a limited right of return on unsold products. Sales to distributors are primarily made for sales to the distributors’ customers and not for stocking of inventory. We delay revenue recognition for our estimate of distributor claims of right of return on unsold products based upon our historical experience with our products and specific analysis of amounts subject to return based upon discussions with our distributors or their customers.

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

Inventory

We provide a reserve for estimated obsolete or unmarketable inventory based on assumptions about future demand and market conditions and our production plans. Inventories that are obsolete or slow moving are generally fully reserved as such information becomes available. Our III-V products are made to each customer’s unique specifications and are generally produced upon receipt of a customer order. The manufacturing time to make our III-V products is less than one day; accordingly our III-V inventory consists primarily of raw material, primarily gallium arsenide wafers, or finished products. The finished product may be at our facilities or at our customer’s facilities under consignment programs. Our display products are manufactured based upon production plans whose critical assumptions include non binding demand forecasts provided by our customers, lead times for raw materials, lead times for wafer foundries to perform circuit processing and yields. If a customer were to cancel an order, or actual demand was lower than forecasted demand, we could not sell the excess III-V inventory and we may not be able to sell the excess display inventory and additional reserves would be required. If we were unable to sell the excess inventory we would establish reserves to reduce the inventory to its estimated realizable value (generally zero).

Investment Valuation

We hold a minority investment in Micrel, Incorporated, a publicly traded company whose share prices may be highly volatile. We consider this investment to be “available for sale” and accordingly account for fluctuations in the value of this investment in accumulated other comprehensive income. If, however, we were to determine that the fair value of this investment had been other than temporarily impaired, we would be required to charge the loss directly to the statement of operations. This investment had a fair market value of $4.7 million at December 31, 2005, which was in excess of our carrying value at that date. The determination that a decline is other-than-temporary is subjective and influenced by many factors. When assessing a publicly-traded investment for an other-than-temporary decline in value, we consider such factors as, among other things, how significant the decline in value is as a percentage of the original cost, how long the market value of the investment has been less than its original cost, the performance of the investee’s stock price in relation to the stock price of its competitors within the industry and the market in general and analyst recommendations. We also review the financial statements of the investee to determine if the investee is experiencing financial difficulties. In the event our judgments change as to other-than-temporary declines in value, we may record an impairment loss, which could have an adverse impact on our results of operations.

We periodically make equity investments in private companies, accounted for on the cost or equity method, whose values are difficult to determine. When assessing investments in private companies for an other-than-temporary decline in value, we consider such factors as, among other things, the share price from the investee’s latest financing round, the performance of the investee in relation to its own operating targets and its business plan, the investee’s revenue and cost trends, the liquidity and cash position, including its cash burn rate and market acceptance of the investee’s products and services. We provide for an impairment valuation if we believe a decline in the value of an investment is other-than-temporary.

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, we periodically review the carrying value of our long-lived assets to determine if facts and circumstances suggest that they may be impaired or that the amortization or depreciation period may need to be changed. The carrying value of a long-lived asset is considered impaired when the anticipated identifiable undiscounted cash flows from such asset are less than its carrying value. For assets that are to be held and used, impairment is measured based upon the amount by which the carrying amount of the asset exceeds its fair value. If our estimates of anticipated future cash flows or market conditions were incorrect, additional impairment charges may be required. During fiscal years 2005 and 2004, we recognized a $0.5 million and $5.3 million, respectively, impairment charges related to assets held for use or being transferred to the KoBrite joint venture and long-lived assets supporting the III-V business. The carrying value of our long-lived assets was $11.3 million on December 31, 2005.

Product Warranty

We generally sell products with a limited warranty of product quality and a limited indemnification of customers against intellectual property infringement claims related to our products. We accrue for known warranty and indemnification issues if a loss is probable and can be reasonably estimated. As of December 31, 2005, we had a warranty reserve of $1,030,000, which represents the estimated liabilities for warranty claims in process, potential warranty issues customers have notified us about and an estimate based on historical failure rates. For the fiscal years 2005, 2004 and 2003 our warranty expense was approximately $772,000, $1,045,000, and $993,000, respectively. If our estimates for warranty claims are incorrect, our revenue could be overstated and profits would be negatively impacted.

Income Taxes

Our income tax provision is based on calculations and assumptions that will be subject to examination by tax authorities. Despite our history of operating losses there can be exposures for state taxes, federal alternative minimum taxes or foreign tax that may be due. We regularly assess the potential outcomes of these examinations and any future examinations for the current or prior years in determining the adequacy of our provision for income taxes. Should the actual results differ from our estimates, we would have to adjust the income tax provision in the period in which the facts that give rise to the revision become known. Such adjustment could have a material impact on our results of operations. We also establish valuation allowances when recovery of such net deferred tax assets is not considered more likely than not. These judgments consider our historical results and forecasts of future results. Because of our history of operating losses, our net operating loss carryforwards have had a full valuation allowance associated with them.

Results of Operations

We are a leading developer and manufacturer of advanced semiconductor materials and miniature displays. We use our proprietary semiconductor material technology to design, manufacture and market our III-V and Cyberdisplay products for use in highly demanding commercial wireless communications and high-resolution portable consumer electronic applications. Our products enable our customers to develop and market an improved generation of products for these target applications.

In December 2004, we adopted a fiscal year ending on the last Saturday in December by amending our bylaws to change our year end. The fiscal year ended December 31, 2005 includes 53 weeks and the fiscal years ended December 25, 2004 and December 31, 2003 each include 52 weeks. The fiscal years ended December 31, 2005, December 25, 2004 and December 31, 2003 are referred to as fiscal years 2005, 2004 and 2003, respectively, herein. The change in fiscal year was made to better match our production and shipping cycle, which is organized on a weekly basis.

We have two principal sources of revenues: product revenues and research and development revenues. Product revenues consist of sales of our III-V products, principally gallium arsenide (“GaAs”) HBT transistor wafers, and CyberDisplay products. Research and development revenues consist primarily of development contracts with agencies of the U.S. government. Research and development revenues were $5.0 million, or 5.6% of total 2005 revenues, $2.1 million, or 2.3% of total revenues in 2004, and $1.7 million, or 2.2% of total revenues in 2003.

In the fourth quarter of 2004 we entered into a joint venture, KoBrite Corp (KoBrite), with a Taiwanese-based light emitting diode (LED) manufacturer, Kopin Taiwan Corporation (a Taiwanese-based III-V manufacturer), and financial investors, in which we agreed to transfer our CyberLite™ LED technology and production know-how and $3 million of cash for a 23% interest in KoBrite. Subsequent to its formation, KoBrite entered into agreements with us to purchase certain equipment and have us perform research and training activities with KoBrite employees until KoBrite’s facilities were constructed and ready to receive the equipment. Under the agreements KoBrite agreed to pay us an estimated net $5.8 million for the equipment and $1.7 million research and training activities and reimbursement for costs incurred in the transfer of the equipment. Through December 31, 2005 we had received the $5.8 million for the equipment and approximately $1.0 million for the research and training activities. We have discontinued manufacturing and development efforts for CyberLite LEDs. We retain the right to market KoBrite’s LEDs in the United States and to certain Japanese customers. For the fiscal years 2005, 2004 and 2003 our CyberLite LED sales were $0.7 million, $2.3 million and $5.8 million, respectively.

Fiscal Year 2005 Compared to Fiscal Year 2004

Revenues.    Our revenues for fiscal years 2005 and 2004 were as follows:

Revenues	2005	2004
III-V	$42.7	$38.2
CyberDisplays	47.6	49.1

Total	$90.3	$87.3

The increase in III-V revenues resulted from an increase in demand for our HBT transistor wafers from customers that use them in wireless handset applications. The increase in demand for our HBT transistor wafers was offset by a reduction in our CyberLite revenues, which were $0.7 million and $2.3 million, respectively, for the years ended 2005 and 2004, respectively. The decrease in display revenues, which include both product and research and development contract revenue, in fiscal year 2005 compared to fiscal year 2004 resulted from a decline in sales of our CyberDisplay products to customers that use them for camcorder applications partially offset by an increase in military application sales. Based on current negotiations with our customers and certain contractual obligations, we expect the prices of certain of our products to decline in fiscal year 2006. We anticipate the average selling price of our HBT transistor wafers will decline approximately 15% to 20% during fiscal year 2006. The overall increase or decrease in the average sales price of our display will be dependent on the sales mix of commercial and military display sales. In fiscal year 2006, we expect the sale prices of our commercial displays to decline but we expect an increase in military product sales, which have higher unit selling prices. Discussions with our commercial display customers indicate that our competitors are offering price reductions for fiscal year 2006 as compared to fiscal year 2005 in the range of 15% to 20%.

For the first quarter of fiscal 2006 we expect revenue to be in the range of $17 million to $19 million as a result of customary seasonality in our end markets and our transition away from some camcorder viewfinder business.

We believe we have captured significant share in the markets of the applications that currently use HBT transistor wafers, principally wireless handsets. In order for us to generate revenue growth in this product line we will need the overall wireless handset market to increase, an increase in sales to customers who currently produce HBT transistor wafers internally or increased sales to other applications such as WiFi. We believe the sales of our CyberDisplay product to customers who use them for camcorder applications will decline in 2006, because the camcorder product category is declining as new technologies, particularly digital video recorders, which do not use electronic viewfinders enter the market but more importantly because of the pricing pressures. Many of our competitors are significantly reducing their pricing and being very aggressive in bidding on new business. The camcorder market is mature and uses low-resolution display products which results in our having limited, if any, competitive advantage over our competitors. Accordingly, for us to generate display revenues, we will need to increase sales to customers who buy our higher resolution display products, such as the military, or develop new categories such as eyewear.

International sales represented 44%, 50% and 55% of revenues for fiscal years 2005, 2004 and 2003, respectively. The decrease in international sales is primarily attributable to increase in domestic sales of our HBT products and military sales of our display products and a decrease in our international CyberDisplay sales for camcorder applications and our CyberLite LED sales. International sales are primarily sales of CyberDisplay products to consumer electronic manufacturers primarily located in Japan, Korea and China and CyberLite LED sales to Japan. Our international sales are primarily denominated in U.S. currency. Consequently, a strengthening of the U.S. dollar could increase the price in local currencies of our products in foreign markets and make our products relatively more expensive than competitors’ products that are denominated in local currencies, leading to a reduction in sales or profitability in those foreign markets. In addition, sales of our CyberDisplay products in Korea are transacted through our Korean subsidiary Kowon Technology Co., LTD. Kowon’s sales are primarily denominated in U.S. dollars. However, Kowon’s local operating costs are primarily denominated in Korean won. Kowon also holds U.S. dollars in order to pay various expenses. As a result, our financial position and results of operations are subject to exchange rate fluctuation in transactional and functional currency. We have not taken any protective measures against exchange rate fluctuations, such as purchasing hedging instruments with respect to such fluctuations, because of the historically stable exchange rate between the Japanese yen, Korean won and the U.S. dollar.

Cost of Product Revenues.    Cost of product revenues, which is comprised of materials, labor and manufacturing overhead related to our products, was $54.8 million for fiscal year 2005 compared to $72.2 million for fiscal year 2004, a decrease of approximately $17.4 million or 24.1%. Cost of product revenues as a percent of sales for fiscal year 2005 and fiscal year 2004 was 64.3% and 84.8%, respectively. The decrease in cost of product revenues as a percentage of product sales primarily resulted from an improvement in manufacturing yields, a reduction in cost of sales of our optical product line as a result of the transfer of the optical assets to the KoBrite joint venture, lower costs for certain raw materials, and $0.7 million from the sale of inventory previously written off. Yield improvements were driven by improved efficiencies from higher volumes and favorable sales mix. Cost of sales of CyberLite products for fiscal year 2005 was $1.0 million versus $6.8 million for fiscal year 2004. The decrease was due to the sale of certain CyberLite LED assets to the KoBrite joint venture and the discontinuation of the use of the remaining CyberLite LED assets, including equipment. Gross margin percentage was further increased because of higher military sales, which have higher margins, a reduction in depreciation expense of approximately $2.2 million.

Research and Development.    Research and development expenses are incurred in support of internal display and III-V product development programs or programs funded by agencies of the U.S. government and commercial partners. Research and development costs include staffing, purchases of materials and laboratory supplies, circuit design costs, fabrication and packaging of display products, and overhead. Funded research and development expenses were $6.5 million in fiscal year 2005 as compared to $2.3 million for fiscal year 2004, an increase of $4.2 million. The increase resulted primarily from contracts with the U.S. Military to support advanced multi-spectral imaging displays.

Internal research and development expenses were $5.5 million in fiscal year 2005 compared to $11.9 million for fiscal year 2004. The decrease in internal research and development expenses was primarily attributed to the lower development cost for our CyberLite products offset by development efforts for III-V and display products. During fiscal year 2005 and 2004 we spent approximately $0.1 million and $6.2 million, respectively, including allocated overhead, on CyberLite LED research and development costs.

Selling, General and Administrative.    Selling, general and administrative (S,G&A) expenses consist of the expenses incurred by our sales and marketing personnel and related expenses, and administrative and general corporate expenses. S,G&A expenses were $13.7 million in fiscal year 2005 and $10.2 million for fiscal year 2004. The increase in S,G &A expenses is attributable to an increase of approximately $0.8 million of deferred stock compensation associated with the vesting of restricted stock awards, $0.4 million for professional fees and $0.3 million for reimbursement to KoBrite for equipment damaged in transit to KoBrite facilities. Further affecting the comparison between 2005 and 2004 was that in 2004 we recorded a credit of $0.9 million to bad debt expense as a result of improved credit profile of our receivables.

In fiscal years 2005 and 2003, we issued 607,500 and 272,500 restricted stock awards, respectively, to certain of our employees. Each award requires the employee to fulfill certain obligations including continued employment with us for periods of either two or four years (the “Restriction Period”). In connection with the issuance of the awards we recorded deferred compensation expenses of $2.9 million and $1.4 million for 2005 and 2003, respectively, which are amortized over the Restriction Period, or earlier if the vesting accelerates due to meeting performance conditions. Included in S,G&A expenses for fiscal year 2005 and 2004 was non-cash amortization expense of $1.3 million and $0.5 million, respectively.

Other.    Other expenses, primarily amortization of patents and licenses, were $0 for fiscal year 2005 compared to $0.2 million for fiscal year 2004.

Impairment Charge.    In connection with the KoBrite joint venture agreement discussed above, we entered into an agreement to transfer certain assets of its CyberLite LED product line and discontinued the use of the remaining CyberLite LED product line assets. As a result of these actions we recorded a charge of approximately $2.1 million in the fourth quarter of fiscal year 2004 to reduce the equipment to its estimated fair value of $5.8 million. In addition, because the CyberLite LED product line assets were operated in a facility with some of the HBT transistor product line assets, the facility assets (primarily leasehold improvements) were grouped with all HBT product line assets and evaluated for future recovery based on the cash flows anticipated to be generated by the HBT product line assets. Based on this evaluation we recorded a $3.2 million impairment charge to reduce the HBT product line assets to their estimated fair value. The $2.1 million equipment write-down and the $3.2 million impairment charge are shown as a $5.3 million impairment charge in the statement of operations. In fiscal year 2005, as part of discontinuing our CyberLite LED product line, we terminated the employment of approximately 40 employees and also recorded an additional impairment charge of $0.5 million.

Other Income and Expense, Net.    Other income and expense, net was income of $3.3 million for fiscal year 2005 compared to income of $2.1 million for 2004. Other income and expense, net includes interest and miscellaneous income of $3.6 million, $0.2 million of foreign exchange losses and $0.1 million of miscellaneous bank fees and other expense for fiscal year 2005. For fiscal year 2004 other income and expense, net also includes interest and miscellaneous income of $2.8 million, $1.0 million of foreign exchange losses and $0.1 million of miscellaneous bank fees and other expense.

Equity losses in unconsolidated affiliates includes our 23% share of the losses of KoBrite totaling $0.2 million in 2005 and our 40% share of the losses of Kopin Taiwan Corporation of $0.8 million in 2004 and $1.4 million in 2003.

Cumulative effect of accounting change.    As of December 31, 2005 the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 47 (FIN 47) “Accounting for Conditional Asset Retirement Obligations—an interpretation of Statement of Financial Accounting Standards No. 143”. This interpretation clarifies the timing of liability recognition for legal obligations associated with an assets retirement when the timing and or method of settling the obligation are conditional on a future event that may or may not be within the control of the entity. The impact of adopting FIN 47 was to record a cumulative effect of accounting change charge of $0.4 million to recognize the accumulated depreciation as of the date of adoption related to the obligation for restoration of facilities leased by the Company. Total obligations as of December 31, 2005 are estimated to be $0.7 million.

Fiscal Year 2004 Compared to Fiscal Year 2003

Revenues.    Our total revenues for fiscal years 2004 and 2003 were as follows:

Revenues	2004	2003
III-V	$38.2	$32.9
CyberDisplays	49.1	43.7

Total	$87.3	$76.6

The increase in III-V sales resulted from having a sole source agreement to provide HBT transistors to our largest customer in place for the entire fiscal year 2004, compared to only a portion of fiscal year 2003. During the third quarter of fiscal year 2003, sales of our HBT transistors were lower than a typical quarter while we negotiated the sole source supply agreement. The increase in display revenues, which include both product and research and development contract revenue, in fiscal year 2004 compared to fiscal year 2003 resulted from the initial sales of our display products into the digital still camera and thermal weapon sight markets. For the fiscal years 2004 and 2003 CyberLite product sales, which are included within our III-V product group revenues, were approximately $2.3 million and $5.8 million, respectively.

International sales represented 50%, 55% and 61% of revenues for fiscal years 2004, 2003 and 2002, respectively. The decrease in international sales is primarily attributable to increase in domestic sales of our HBT products and military sales of our display products and a decrease in our international CyberLite LED sales. International sales are primarily sales of CyberDisplay products to consumer electronic manufacturers primarily located in Japan and Korea and CyberLite LED sales to Japan.

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

Research and Development.    Research and development expenses are incurred in support of internal display and III-V product development programs or programs funded by agencies of the U.S. government and commercial partners. Research and development costs include staffing, purchases of materials and laboratory supplies, circuit design costs, fabrication and packaging of display products, and overhead. Funded research and development expenses were $2.3 million in fiscal year 2004 as compared to $1.8 million for fiscal year 2003, an increase of $0.5 million.

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

Selling, General and Administrative.    Selling, general and administrative (S,G&A) expenses consist of the expenses incurred by our sales and marketing personnel and related expenses, and administrative and general corporate expenses. S,G&A expenses were $10.2 million in fiscal year 2004 and $10.2 million for fiscal year 2003. Although fiscal year 2004 S,G&A expense is the same amount as fiscal year 2003, in fiscal year 2004 professional fees increased $0.5 million resulting from the implementation of the Sarbanes-Oxley Act of 2002, and a non-cash deferred compensation expense of $0.2 million was recorded, which were offset by a reduction in bad debt allowances of approximately $0.9 million. In addition, in the second quarter of fiscal year 2003, we increased our investment in Kowon, our Korean subsidiary, by acquiring an additional 5% ownership for $0.9 million. We determined that $0.3 million of the $0.9 million represented compensation expense to previous management owners of the 5% equity interest and it was expensed in S,G&A.

In fiscal year 2003, we issued 272,500 restricted stock awards to certain of our employees. Each award requires the employee to fulfill certain obligations including continued employment with us for periods of either two or four years (the Restriction Period). In connection with the issuance of the awards we recorded a deferred compensation expense of $1,442,000, which is amortized over the Restriction Period. Included in S,G&A expenses for the 2003 fiscal year was non-cash amortization expense of $19,621.

Other.    Other expenses, primarily amortization of patents and licenses, were $0.2 million for fiscal year 2004 compared to $0.5 million for fiscal year 2003.

Impairment Charge.    In connection with the KoBrite joint venture agreement discussed above, we entered into an agreement to sell certain assets of its CyberLite LED product line and discontinued the use of the remaining CyberLite LED product line assets. As a result of these actions we recorded a charge of approximately $2.1 million in the fourth quarter of fiscal year 2004 to reduce the equipment to its estimated fair value of $5.8 million. In addition, because the CyberLite LED product line assets were operated in a facility with some of the HBT transistor product line assets, the facility assets (primarily leasehold improvements) were grouped with all HBT product line assets and evaluated for future recovery based on the cash flows anticipated to be generated by the HBT product line assets. Based on this evaluation we recorded a $3.2 million impairment charge to reduce the HBT product line assets to their estimated fair value. The $2.1 million equipment write-down and the $3.2 million impairment charge are shown as a $5.3 million impairment charge in the statement of operations.

Other Income and Expense, Net.    Other income and expense, net was income of $2.1 million for fiscal year 2004 compared to income of $3.0 million for 2003. In 2001, we exchanged our 20% interest in Kendin Communications, Inc. (Kendin) for approximately 1.0 million shares of Micrel Incorporated (Micrel) as part of Micrel’s acquisition of Kendin. We have accounted for our investment in Micrel as available-for-sale securities since the receipt of Micrel shares.

During the third quarter of fiscal year 2003 we sold 100,000 shares of Micrel and recorded a gain of approximately $0.3 million.

Since the receipt of the Micrel shares we have sold approximately 700,000 shares for total proceeds of $13.4 million. As of December 25, 2004 we held approximately 400,000 shares of Micrel common stock, valued at $4.4 million.

Other income and expense, net also includes interest and miscellaneous income of $3.2 million, $1.0 million of foreign exchange losses and $0.1 million of miscellaneous bank fees and other expense for fiscal year 2004. For fiscal year 2003 other income and expense, net also includes interest and miscellaneous income of $2.8 million, $0.1 million of foreign exchange losses and $30,000 of miscellaneous bank fees and other expense.

Equity losses in unconsolidated affiliates includes our 40% share of the U.S. GAAP losses of Kopin Taiwan Corporation of $0.8 million in 2004 and $1.4 million in 2003.

Liquidity and Capital Resources

We have financed our operations primarily through public and private placements of our equity securities, research and development contract revenues, and sales of our III-V and CyberDisplay products. In November 2001 we filed a registration statement using a “shelf” registration process that we may, from time to time, offer shares of common stock or debt securities, the aggregate total of which will not exceed $150.0 million. As of December 31, 2005 we had issued 3,000,000 shares of our common stock for $42.0 million and reduced the amount available for issuance under the registration statement to $108.0 million. We believe our available cash resources, exclusive of any drawdown on the aforementioned shelf registration statement, will support our operations and capital needs for at least the next twelve months.

As of December 31, 2005, we had cash and equivalents and marketable securities of $119.8 million and working capital of $129.1 million compared to $111.9 million and $123.4 million, respectively, as of December 25, 2004. The increase in cash and equivalents and marketable securities was primarily due to cash provided by operating activities of $14.4 million and proceeds from the exercise of stock options of $1.3 million, offset by capital expenditures of $3.1 million, an investment in KoBrite of $3.0 million and repurchases of our common stock of approximately $6.7 million.

In December 2005 we amended a purchase and supply agreement with a significant HBT customer that now expires in July 2008, excluding a last time buy option contained in the agreement. Under the terms of this agreement we have agreed to maintain capacity levels for manufacturing HBT wafers and we committed to a pricing schedule under certain circumstances. The agreement also requires us to give prior notice if we exit our

HBT product line. In consideration for this agreement the customer agreed to source 100% of its HBT wafer needs from us subject to the customer’s right to source HBT wafers from other sources if we are unable to meet their requirements under certain circumstances. We agreed that failure to meet our supply obligations under the agreement would allow our customer to obtain court ordered specific performance and if we do not perform we could then be liable for monetary damages up to a maximum of $45 million.

We lease facilities located in Taunton and Westborough, Massachusetts, and Scotts Valley, California, under non-cancelable operating leases. We have two Taunton facilities, one whose lease expires in 2007 and the other in 2010. The Taunton lease which expires in 2007 may be extended for one 5 year term and the lease which expires in 2010 may be extended twice for individual 10 year terms. The Westborough lease expires in April 2008. The Scotts Valley lease expires in 2007.

We expect to expend between $8.0 and $12.0 million on capital expenditures over the next twelve months, primarily for the acquisition of equipment relating to the production of our CyberDisplay products.

On October 9, 2002, we authorized the re-purchase of up to $15.0 million of our common stock over a two year period. Through September 23, 2004 we repurchased 103,200 shares of our common stock under this program for $378,319, an average of $3.67 per share. Subsequently our Board of Directors authorized an extension of this stock repurchase program for up to $14,621,682 of our common stock. For the period September 25, 2004 through December 31, 2005, we repurchased 1,790,000 shares of our common stock for $6,962,922, an average of $3.89 per share. The repurchase program may be suspended or discontinued at any time without prior notice upon approval of our Board of Directors.

As of December 31, 2005, we had substantial tax loss carry-forwards, which may be used to offset future federal taxable income. We may be subject to alternative minimum taxes, foreign taxes and state income taxes depending on our taxable income and sources of taxable income.

Recent Accounting Pronouncements

In October 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), which requires the recognition of compensation cost for all share-based payments (including employee stock options) at fair value. The standard is effective beginning with a company’s first fiscal year on or after June 15, 2005. The Company is required to adopt SFAS 123R on January 1, 2006, and anticipates using the modified prospective application method, although the Company continues to review its options for adoption under this pronouncement. The Company currently estimates the additional stock option expenses that will be recognized for the options unvested as of December 31, 2005 will be in the range of $1.5 million to $2.0 million in fiscal 2006. The compensation amount may increase if we issue additional awards. The compensation cost for our unvested stock is expected to be comparable to our current accounting policies.

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

Inflation

We do not believe our operations have been materially affected by inflationary forces.

Contractual Obligations

The following is a summary of our contractual payment obligations for operating leases as of December 31, 2005:

Contractual Obligations	Total	Less than 1 year	1-3 Years	3-5 years	More than 5 years
Operating Lease Obligations	$3,466,524	$1,306,747	$2,049,777	$110,000	$—

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

We invest our excess cash in high-quality government, government-backed and corporate debt instruments, which bear lower levels of relative risk. We believe that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations, and cash flows should not be material to our cash flows or income. It is possible that interest rate movements would increase our unrecognized gain or loss on interest rate securities. Included in other assets is an equity investment in Micrel, Incorporated (Micrel) totaling approximately $4.7 million which is subject to changes in value because of either specific operating issues at Micrel or overall changes in the stock market. We are exposed to changes in foreign currency exchange rates primarily through our translation of our foreign subsidiary’s financial position, results of operations, and transaction gains and losses as a result of non U.S. dollar denominated cashflows related to business activities in Asia, and remeasurement of United States dollars to the functional currency of our Kowon subsidiary. We do not currently hedge our foreign currency exchange rate risk.

Item 8.    Financial Statements and Supplementary Data

The financial statements required by this Item are included in this Report on pages 40 through 56. Reference is made to Item 15 of this Report.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A.    Controls and Procedures

Under the supervision and with the participation of the our management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of the end of the period covered by this report.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (Disclosure Controls) as of the end of the period covered by this Form 10-K. The controls evaluation was conducted under the supervision and with the participation of management, including our CEO and CFO. Disclosure Controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s (SEC’s) rules and forms. Disclosure Controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Our quarterly evaluation of Disclosure Controls includes an evaluation of some components of our internal control over financial reporting, and internal control over financial reporting is also separately evaluated on an annual basis for purposes of providing the management report which is set forth below.

The evaluation of our Disclosure Controls included a review of the controls’ objectives and design, our implementation of the controls and the effect of the controls on the information generated for use in this Form 10-K. During the course of our evaluation of our internal control over financial reporting, we advised the Audit Committee of our Board of Directors that we had identified a “material weakness” as defined under standards established by the Public Company Accounting Oversight Board (United States). A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement in the annual or interim financial statements will not be prevented or detected. The material weakness we identified is discussed in “Management’s Report on Internal Control Over Financial Reporting” below. A significant deficiency is defined as a control deficiency, or combination of deficiencies, that adversely affects our ability to initiate, authorize, record, process or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of our financial statements that is more than inconsequential will not be prevented or detected. Our CEO and CFO have concluded that as a result of the material weakness, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were not effective.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our senior management, including our CEO and CFO, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2005, using the criteria set forth in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the foregoing, our CEO and CFO have determined that a material weakness exists in our internal control over financial reporting. Our resources and level of technical accounting expertise within the accounting function are insufficient to properly evaluate and account for non-routine or complex transactions. Consequently, our controls over the selection and application of accounting standards for complex transactions in accordance with generally accepted accounting principles are inadequate and constitute a material weakness in the design of internal control over financial reporting. Because of this material weakness, we have concluded that we did not maintain effective internal control over financial reporting as of December 31, 2005 based on the criteria in the Internal Control—Integrated Framework.

Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on management’s assessment of our internal control over financial reporting. This report appears below.

Remediation Plan for Material Weakness in Internal Control over Financial Reporting

As noted in “Management’s Report on Internal Control Over Financial Reporting” above, management has concluded that we lacked sufficient technical accounting personnel possessing competencies commensurate with our financial reporting requirements, which constitutes a material weakness in our internal control over financial reporting. In response to this condition noted in 2004, we recruited additional experienced accounting professionals and increased the levels of training for our accounting staff in 2005. We are evaluating the effectiveness of the steps taken in 2005 and the need for additional resources. We anticipate that we may report that this material weakness continues to exist in our fiscal first quarter 2006 Form 10-Q.

Changes in Internal Control Over Financial Reporting

Except for changes made to our internal controls, as discussed herein, in preparation for our management report on internal control over financial reporting, particularly additional controls over our financial closing process, no significant changes were made to our internal controls during our most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Kopin Corporation

Taunton, Massachusetts

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Kopin Corporation and subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of December 31, 2005, because of the effect of the material weakness identified in management’s assessment based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment: The Company’s resources and level of technical accounting expertise within the accounting function are insufficient to properly evaluate and account for non-routine or complex transactions. Consequently, the Company’s controls over the selection and application of accounting policies in accordance with generally accepted accounting principles are inadequate and constitute a material weakness in the design of internal control over financial reporting. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2005 of the Company and this report does not affect our report on such financial statements and financial statement schedule.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2005 of the Company and have issued our report dated March 20, 2006 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph relating to the adoption of the provisions of Financial Accounting Standards Board Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143”.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts

March 20, 2006

Item 9B.

None

Part III

Item 10.    Directors and Executive Officers of the Registrant

(a) Directors.    The information with respect to directors required by this item is incorporated herein by reference from our Proxy Statement relating to our Annual Meeting of Shareholders to be held on May 3, 2006 (the Proxy Statement).

(b) Executive Officers.    Information with respect to executive officers required by this item is set forth in Part I of this Report and is also incorporated herein by reference from the Proxy Statement.

(c) Reports of Beneficial Ownership.    The information with respect to reports of beneficial ownership required by this item is incorporated herein by reference from the Proxy Statement.

(d) Code of Ethics.    We have adopted a Code of Business Conduct and Ethics (the Code) that applies to all of our employees (including our CEO and CFO) and directors. The Code is available on our website at www.kopin.com. We intend to satisfy the disclosure requirement regarding any amendment to or waiver of a provision of the Code applicable to any executive officer or director, by posting such information on such website.

Our corporate governance guidelines, whistleblower policy and the charters of the audit committee, compensation committee and nominating and corporate governance committee of the Board of Directors as well as other corporate governance document materials are available on our website at www.kopin.com.

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

(a) Documents filed as part of the Report:

(1) Consolidated Financial Statements:

(2) Financial Statement Schedules:

Schedule II—Valuation and Qualifying Accounts

Schedules other than the one listed above have been omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements or the notes thereto.

(3) Exhibits

3.1	Amended and Restated Certificate of Incorporation	(2)

3.2	Amendment to Certificate of Incorporation	(7)

3.3	Amendment to Certificate of Incorporation	(7)

3.4	Second Amended and Restated By-laws	(10)

3.5	First Amendment to Second Amended and Restated By-laws	(11)

4	Specimen Certificate of Common Stock	(1)

10.1	Form of Employee Agreement with Respect to Inventions and Proprietary Information	(1)

10.2	1985 Incentive Stock Option Plan, as amended	(1)*

10.3	Amended and Restated 1992 Stock Option Plan	(2)*

10.4	1992 Stock Option Plan Amendment	(7)*

10.5	1992 Stock Option Plan Amendment	(8)*

10.6	Kopin Corporation 2001 Equity Incentive Plan	(9)*

10.7	Kopin Corporation 2001 Equity Incentive Plan Amendment	(13)*

10.8	Kopin Corporation 2001 Equity Incentive Plan Amendment	(14)*

10.9	Kopin Corporation 2001 Equity Incentive Plan Amendment	(15)*

10.10	Kopin Corporation 2001 Supplemental Equity Incentive Plan	(8)*

10.11	Form of Key Employee Stock Purchase Agreement	(1)*

10.12	License Agreement by and between the Company and Massachusetts Institute of Technology dated April 22, 1985, as amended	(1)

10.13	Facility Lease, by and between the Company and Massachusetts Technology Park Corporation, dated October 15, 1993	(3)

10.14	Master Sublease—Purchase Agreement, by and between the Company and Massachusetts Industrial Finance Agency, dated June 23, 1994	(4)

10.15	Contract by and between the Company and the United States Department of Commerce, dated April 25, 1995	(5)

10.16	Cooperative Research and Development Agreement, by and between the Company and Massachusetts Institute of Technology Lincoln Laboratory, dated June 21, 1995 (confidential portions on file with the Commission)	(5)

10.17	Letter Agreement, by and between the Company and United Microelectronics Corporation, dated November 29, 1995 (confidential portions on file with the Commission)	(5)

10.18	Joint Venture Agreement, by and among the Company, Kowon Technology Co., Ltd., and Korean Investors, dated as of March 3, 1998	(6)

10.19	Fifth Amended and Restated Employment Agreement between the Company and Dr. John C.C. Fan, dated as of February 20, 2004	(12)*
10.20	Kopin Corporation Fiscal Year 2005 Cash Bonus Plan	(17)*

10.21	Joint Venture Agreement for Kopin Corporation, Bright LED and KTC, dated November 12, 2004	(17)

10.22	Kopin Corporation Form of Stock Option Agreement under 2001 Equity Incentive Plan	(17	)*

10.23	Kopin Corporation 2001 Equity Incentive Plan Form of Restricted Stock Purchase Agreement	(17	)*

10.24	Kopin Corporation Fiscal Year 2006 Cash Bonus Plan	*

21.1	Subsidiaries of Kopin Corporation

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan required to be filed as an Exhibit to this Form 10-K.
(1)	Filed as an exhibit to Registration Statement on Form S-1, File No. 33-45853, and incorporated herein by reference.
(2)	Filed as an exhibit to Registration Statement on Form S-1, File No. 33-57450, and incorporated herein by reference.
(3)	Filed as an exhibit to Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference.
(4)	Filed as an exhibit to Quarterly Report on Form 10-Q for the quarterly period ended July 2, 1994 and incorporated herein by reference.
(5)	Filed as an exhibit to Annual Report on Form 10-K for the fiscal year ended December 31, 1995 and incorporated herein by reference.
(6)	Filed as an exhibit to Annual Report on Form 10-Q for the quarterly period ended June 27, 1998 and incorporated herein by reference.
(7)	Filed as an exhibit to Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2000 and incorporated herein by reference.
(8)	Filed as an exhibit to Registration Statement on Form S-8 and incorporated herein by reference.
(9)	Filed as an appendix to Proxy Statement filed on April 20, 2001 and incorporated herein by reference.
(10)	Filed as an exhibit to Annual Report on Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference.
(11)	Filed as an exhibit to Current Report on Form 8-K filed on December 17, 2004 and incorporated herein by reference.
(12)	Filed as an exhibit to Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference.
(13)	Filed as an exhibit to Registration Statement on Form S-8 filed on August 16, 2002 and incorporated herein by reference.
(14)	Filed as an exhibit to Registration Statement on Form S-8 filed on March 15, 2004 and incorporated herein by reference.
(15)	Filed as an exhibit to Registration Statement on Form S-8 filed on May 10, 2004 and incorporated herein by reference.
(16)	Filed as an exhibit to Current Report on Form 8-K filed on December 17, 2004 and incorporated herein by reference.
(17)	Filed as an exhibit to Annual Report on Form 10-K for the fiscal year ended December 25, 2004 and incorporated herein by reference.

KOPIN CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Kopin Corporation

Taunton, Massachusetts

We have audited the accompanying consolidated balance sheets of Kopin Corporation and subsidiaries (the “Company”) as of December 31, 2005 and December 25, 2004, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Kopin Corporation and subsidiaries as of December 31, 2005 and December 25, 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in 2005 the Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143,” effective December 31, 2005.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 20, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of a material weakness.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts

March 20, 2006

KOPIN CORPORATION

CONSOLIDATED BALANCE SHEETS

December 31, 2005 and December 25, 2004	2005	2004

ASSETS
Current assets:
Cash and equivalents	$31,502,645	$17,816,495
Marketable securities, at fair value	88,254,220	94,083,971
Accounts receivable, net of allowance of $281,000 and $356,000 in 2005 and 2004	7,937,397	8,157,848
Accounts receivable from unconsolidated affiliates	3,040,012	930,677
Unbilled receivables	2,037,406
Inventory	9,256,739	7,934,955
Prepaid expenses and other current assets	1,900,479	1,572,307
Optical equipment to be transferred to joint venture	—	5,785,500

Total current assets	143,928,898	136,281,753
Property, plant and equipment	11,250,453	11,615,633
Other assets	11,152,666	7,934,527

Total assets	$166,332,017	$155,831,913

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,299,696	$4,715,094
Accounts payable to unconsolidated affiliates	1,034,586	1,193,994
Accrued payroll and expenses	2,902,909	2,549,057
Accrued warranty	1,030,000	1,030,000
Billings in excess of revenue earned	1,080,810	1,240,347
Accrued tax	300,000	700,000
Other accrued liabilities	1,145,731	1,436,888

Total current liabilities	14,793,732	12,865,380
Asset retirement obligations	740,000	—
Minority interest in subsidiary	4,337,925	3,780,693
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $.01 per share: authorized, 3,000 shares; none issued	—	—
Common stock, par value $.01 per share: authorized, 120,000,000 shares; issued 71,235,036 shares in 2005 and 70,130,615 shares in 2004	712,350	701,306
Additional paid-in capital	267,565,043	263,460,874
Deferred compensation	(2,458,509)	(922,946)
Treasury stock (1,893,200 shares in 2005 and 182,100 shares in 2004, at cost)	(7,398,868)	(671,235)
Accumulated other comprehensive income	2,122,241	2,370,967
Accumulated deficit	(114,081,897)	(125,753,126)

Total stockholders’ equity	146,460,360	139,185,840

Total liabilities and stockholders’ equity	$166,332,017	$155,831,913

See notes to consolidated financial statements.

KOPIN CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

Fiscal years ended	2005	2004	2003
Revenues:
Net product revenues	$85,247,294	$85,213,418	$74,883,122
Research and development revenues	5,049,003	2,068,031	1,669,106

	90,296,297	87,281,449	76,552,228
Expenses:
Cost of product revenues	54,846,383	72,227,018	59,954,229
Research and development-funded programs	6,497,764	2,340,122	1,822,793
Research and development-internal	5,538,709	11,935,875	11,701,241
Selling, general, and administration	13,652,881	10,172,708	10,244,767
Other	—	240,000	480,864
Impairment charge	517,902	5,322,784	—

	81,053,639	102,238,507	84,203,894

Income (loss) from operations	9,242,658	(14,957,058)	(7,651,666)
Other income and expense:
Interest income	3,595,506	2,820,672	2,645,094
Other income	75,705	377,739	198,549
Gains on sale of Micrel common stock	—	—	311,979
Foreign currency transaction losses	(225,700)	(1,009,317)	(113,478)
Interest and other expense	(121,674)	(69,572)	(29,922)

	3,323,837	2,119,522	3,012,222

Income (loss) before minority interest in income of subsidiary and equity losses in unconsolidated affiliates and cumulative effect of accounting change	12,566,495	(12,837,536)	(4,639,444)
Minority interest in income of subsidiary	(434,962)	(106,009)	(872,990)

Income (loss) before income taxes and equity losses in unconsolidated affiliates and cumulative effect of accounting change	12,131,533	(12,943,545)	(5,512,434)
Tax benefit (provision)	192,000	(110,060)	—

Income (loss) before equity losses in unconsolidated affiliates and cumulative effect of accounting change	12,323,533	(13,053,605)	(5,512,434)
Equity losses in unconsolidated affiliates	(209,304)	(778,411)	(1,365,824)

Income (loss) before cumulative effect of accounting change	12,114,229	(13,832,016)	(6,878,258)
Cumulative effect of accounting change	(443,000)	—	—

Net income (loss)	$11,671,229	$(13,832,016)	$(6,878,258)

Income (loss) before cumulative effect of accounting change per share:
Basic	$.18	$(.20)	$(.10)

Diluted	$.17	$(.20)	$(.10)

Cumulative effect of accounting change per share
Basic	$(.01)	$—	$—

Diluted	$—	$—	$—

Net income (loss) per share
Basic	$.17	$(.20)	$(.10)

Diluted	$.17	$(.20)	$(.10)

Weighted average number of common shares outstanding:
Basic	69,333,508	70,051,520	69,540,201

Diluted	70,222,597	70,051,520	69,540,201

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Three years ended December 31, 2005	2005	2004	2003
Net income (loss)	$11,671,229	$(13,832,016)	$(6,878,258)
Foreign currency translation adjustments	333,960	1,532,164	62,322
Holding (loss) gain on marketable securities	(582,686)	(2,375,035)	2,138,476
Reclassifications of gains in net loss	—	(220,714)	—

Comprehensive income (loss)	$11,422,503	$(14,895,601)	$(4,677,460)

See notes to consolidated financial statements.

KOPIN CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Deferred Compensation	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
Balance, January 1, 2003	69,391,349	$693,913	$260,253,567	$—	$—	$1,013,040	$(105,042,852)	$156,917,668
Exercise of stock options	381,111	3,811	1,473,517	—	—	—	—	1,477,328
Issuance of restricted stock	272,500	2,725	1,438,800	(1,441,525)	—	—	—	—
Amortization of deferred compensation	—	—	—	19,621	—	—	—	19,621
Net unrealized holding gain on marketable securities	—	—	—	—	—	2,138,476	—	2,138,476
Foreign currency translation adjustments	—	—	—	—	—	62,322	—	62,322
Net loss	—	—	—	—	—	—	(6,878,258)	(6,878,258)

Balance, December 31, 2003	70,044,960	700,449	263,165,884	(1,421,904)	—	3,213,838	(111,921,110)	153,737,157
Exercise of stock options	84,155	842	288,720	—	—	—	—	289,562
Issuance of restricted stock	1,500	15	6,270	(6,285)	—	—	—	—
Amortization of deferred compensation	—	—	—	505,243	—	—	—	505,243
Net unrealized holding gain on marketable securities	—	—	—	—	—	(2,375,035)	—	(2,375,035)
Foreign currency translation adjustments	—	—	—	—	—	1,532,164	—	1,532,164
Treasury stock purchases	—	—	—	—	(671,235)	—	—	(671,235)
Net loss	—	—	—	—	—	—	(13,832,016)	(13,832,016)

Balance, December 25, 2004	70,130,615	701,306	263,460,874	(922,946)	(671,235)	2,370,967	(125,753,126)	139,185,840
Exercise of stock options	514,727	5,147	1,276,299	—	—	—	—	1,281,446
Issuance of restricted stock	607,500	6,075	2,873,300	(2,879,375)	—	—	—	—
Amortization of deferred compensation	—	—	—	1,298,286	—	—	—	1,298,286
Forfeiture of unvested restricted stock	(9,625)	(96)	(45,430)	45,526	—	—	—	—
Net unrealized holding loss on marketable securities	—	—	—	—	—	(582,686)	—	(582,686)
Foreign currency translation adjustments	—	—	—	—	—	333,960	—	333,960
Treasury stock purchases	(8,181)	(82)	—	—	(6,727,633)	—	—	(6,727,715)
Net income	—	—	—	—	—	—	11,671,229	11,671,229

Balance, December 31, 2005	71,235,036	$712,350	$267,565,043	$(2,458,509)	$(7,398,868)	$2,122,241	$(114,081,897)	$146,460,360

See notes to consolidated financial statements.

KOPIN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Fiscal years ended	2005	2004	2003
Cash flows from operating activities:
Net income (loss)	$11,671,229	$(13,832,016)	$(6,878,258)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,877,938	9,523,191	9,674,928
Amortization of interest premium or discount	201,632	456,383	(67,430)
Minority interest in income of subsidiary	434,962	106,009	872,990
Net loss (gain) on investment transactions	68,111	63,809	(305,922)
Losses in unconsolidated affiliates	209,304	778,411	1,365,824
Amortization of deferred compensation	1,298,286	505,243	19,621
Impairment charge	517,902	5,322,784	—
Change in other non-cash items	(580,000)	865,392	—
Cumulative effect of accounting change	443,000	—	—
Changes in assets and liabilities:
Accounts receivable	(3,811,651)	(2,970,443)	(83,988)
Inventory	(1,269,318)	(1,756,074)	(1,139,054)
Prepaid expenses and other current assets	(1,034,631)	(63,197)	(508,221)
Accounts payable and accrued expenses	2,556,792	(4,580,874)	3,303,630
Billings in excess of revenue earned	(159,537)	(138,623)	270,790

Net cash provided by (used in) operating activities	14,424,019	(5,720,005)	6,524,910

Cash flows from investing activities:
Proceeds from sale of marketable securities	29,039,232	40,340,483	95,360,880
Purchase of marketable securities	(24,317,516)	(44,262,039)	(104,198,933)
Other assets	(181,912)	10,290	(116,549)
Proceeds from sale of equipment	6,000,000	100,000	—
Proceeds from sale of investments	—	—	1,202,922
Investments in equity and cost basis affiliates	(3,000,000)	(1,338,081)	(987,401)
Capital expenditures	(3,107,423)	(1,258,871)	(5,436,023)

Net cash provided by (used in) investing activities	4,432,381	(6,408,218)	(14,175,104)

Cash flows from financing activities:
Treasury stock purchases	(6,727,715)	(671,235)	—
Proceeds from exercise of stock options	1,281,446	289,562	1,477,328

Net cash (used in) provided by financing activities	(5,446,269)	(381,673)	1,477,328

Effect of exchange rate changes on cash	276,019	1,181,813	19,805

Net increase (decrease) in cash and equivalents	13,686,150	(11,328,083)	(6,153,061)
Cash and equivalents:
Beginning of period	17,816,495	29,144,578	35,297,639

End of period	$31,502,645	$17,816,495	$29,144,578

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

Fiscal Year

In December 2004 the Company adopted a fiscal year ending on the last Saturday in December by amending the Company’s bylaws to change the Company’s year end. The fiscal year ended December 31, 2005 includes 53 weeks and the fiscal years ended December 25, 2004 and December 31, 2003 each include 52 weeks. The fiscal years ended December 31, 2005, December 25, 2004 and December 31, 2003 are referred to as fiscal years 2005, 2004 and 2003, respectively, herein. The change in fiscal year was made to better match our production and shipping cycle, which is organized on a weekly basis.

Industry Segment

Kopin Corporation and its subsidiaries (the Company) operate in one industry segment reporting to the chief operating decision maker of the Company.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and Kowon Technology Co., Ltd. (Kowon), a majority owned (73%) subsidiary located in Korea. All inter-company transactions and balances have been eliminated. The minority interest in earnings of Kopin is reflected separately in the consolidated statements of operations. Investment in business entities in which the Company does not have control, but has the ability to exercise significant influence over operating and financial policies (generally 20-50 percent ownership interest in common stock), are accounted for by the equity method. Other investments are accounted for by the cost method.

Revenue Recognition

The Company recognizes revenue in accordance with Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 104, Revenue Recognition (SAB 104). SAB 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred and services rendered; (3) the price to the buyer is fixed or determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgment regarding the fixed nature of the price to the buyer charged for products delivered and services rendered and collectibility of the sales price. The Company does not recognize revenue for products prior to customer acceptance unless it believes the product meets all customer specifications and the Company has a history of consistently achieving customer acceptance of the product. Provisions for product returns and allowances are recorded in the same period as the related revenues. The Company analyzes historical returns, current economic trends and changes in customer demand and acceptance of product when evaluating the adequacy of sales returns and other allowances. Certain product sales are made to distributors under agreements allowing for a limited right of return on unsold products. Sales to distributors are primarily made for sales to the distributor’s customers and not for their stocking of inventory. The Company delays revenue recognition for its estimate of distributor claims of right of return on unsold products based upon its historical experience with the Company’s products and specific analysis of amounts subject to return based upon discussions with the Company’s distributors or their customers.

KOPIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company recognizes revenues from long-term research and development contracts on the percentage-of-completion method of accounting as work is performed, based upon the ratio of costs or hours already incurred to the estimated total cost of completion or hours of work to be performed. Revenue recognized at any point in time is limited to amounts earned under milestones included in contracts, if such provisions exist. The Company accounts for product development and research contracts that have established prices for distinct phases as if each phase were a separate contract. The Company classifies amounts earned on contracts in progress that are in excess of amounts billed as unbilled receivables and amounts received in excess of amounts earned as billings in excess of revenues earned. The Company invoices based on dates specified in the related agreement or in periodic installments based upon our invoicing cycle.

Research and Development Costs

Research and development expenses are incurred in support of internal display and III-V product development programs or programs funded by agencies of the U.S. government, the KoBrite joint venture and commercial partners. Research and development costs include staffing, purchases of materials and laboratory supplies, circuit design costs, fabrication and packaging of experimental display products, and overhead. They are expensed immediately.

Cash and Equivalents and Marketable Securities

The Company considers all highly liquid, short-term debt instruments with original maturities of three months or less to be cash equivalents.

Marketable securities consist primarily of commercial paper, medium-term corporate notes, and United States government and agency backed securities. The Company classifies marketable securities included in “Marketable Securities” and the investment in Micrel in “Other Assets” as available-for-sale and accordingly carries them at fair value. Fair value is based upon quoted market prices of the securities. From time to time, the Company sells marketable securities for working capital, capital expenditure and investment purposes. The net unrealized holding losses, recorded in accumulated other comprehensive income, for available-for-sale marketable debt securities at December 31, 2005, December 25, 2004 and December 31, 2003, were $(1,445,796), $(553,531) and $(16,282), respectively.

Investments in available-for-sale marketable securities are as follows at December 31, 2005 and December 25, 2004:

	Amortized Cost		Unrealized Gains		Unrealized Losses		Fair Value
	2005	2004	2005	2004	2005	2004	2005	2004
U.S. government and agency backed securities	$60,296,862	$65,925,365	$—	$—	$1,551,544	$647,642	$58,745,318	$65,277,723
Corporate debt	29,403,154	28,712,137	105,748	94,111	—	—	29,508,902	28,806,248

Total	$89,700,016	$94,637,502	$105,748	$94,111	$1,551,544	$647,642	$88,254,220	$94,083,971

The contractual maturity of the Company’s marketable debt securities is as follows at December 31, 2005:

	Less than One year	One to Five years	Greater than Five years	Total
U.S. government and agency backed securities	$12,075,030	$42,449,176	$4,221,112	$58,745,318
Corporate debt	1,985,032	4,548,350	22,975,520	29,508,902

Total	$14,060,062	$46,997,526	$27,196,632	$88,254,220

KOPIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The gross gains and losses realized related to sales of marketable securities were not material during fiscal years 2005, 2004 and 2003. The Company uses the specific identification method as a basis for determining cost and calculating realized gains and losses.

Inventory

Inventory is stated at the lower of cost (determined on the first-in, first-out or specific identification method) or market and consists of the following at December 31, 2005 and December 25, 2004:

	2005	2004
Raw materials	$5,434,246	$4,881,589
Work-in-process	319,325	1,431,396
Finished goods	3,503,168	1,621,970

	$9,256,739	$7,934,955

Property, plant and equipment

Property, plant and equipment are recorded at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets, generally 3 to 10 years. Leasehold improvements and leased equipment are amortized over the shorter of the term of the lease or the useful life of the improvement or equipment. As discussed below, obligations for asset retirement obligations are accrued at the time property, plant and equipment is initially purchased or as such obligations are generated from use.

Intangible Assets

Costs of internally developing, maintaining or restoring intangible assets that are not specifically identifiable, that have indeterminate lives, or that are inherent in a continuing business and related to the Company as a whole are recognized as an expense when incurred. Acquired intangible assets are recorded at fair value. Intangible assets are amortized on a straight-line basis over the estimated useful life unless that life is determined to be indefinite. At December 31, 2005 and December 25, 2004 all intangible assets were fully amortized.

Product Warranty

The Company generally sells products with a limited warranty of product quality and a limited indemnification of customers against intellectual property infringement claims related to the Company’s products. The Company accrues for known warranty and indemnification issues if a loss is probable and can be reasonably estimated, and accrues for estimated incurred but unidentified issues based on historical activity. As of December 31, 2005 and December 25, 2004, the Company had a warranty reserve of $1,030,000. For the fiscal years 2005, 2004 and 2003 its warranty expense was approximately $772,000, $1,045,000, and $993,000, respectively.

Income Taxes

The consolidated financial statements reflect provisions for federal, state, local and foreign income taxes. The Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as operating loss and tax credit carryforwards. The Company measures deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and carryforwards are expected to be recovered or settled. The effect on deferred tax assets and

KOPIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company provides valuation allowances if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

Foreign Currency

Assets and liabilities of non-U.S. operations are translated into U.S. dollars at year end exchange rates, and revenues and expenses at average rates prevailing during the year. Resulting translation adjustments are accumulated as part of accumulated other comprehensive income and aggregate $2,515,659 and $2,180,700 of unrealized gain at December 31, 2005 and December 25, 2004, respectively. Transaction gains or losses are recognized in income or loss currently. The Company recognized net currency transaction losses of $225,700, $1,009,317, and $113,478 during fiscal years 2005, 2004 and 2003, respectively.

Net Income (Loss) Per Share

Basic net income (loss) per share is computed using the weighted average number of shares of common stock outstanding during the period less any restricted shares that are not yet vested. Diluted net loss per share is computed using the weighted average number of common shares and potential common shares outstanding during the period using the treasury stock method. Potential common shares have not been included in any periods in which the effect would be anti-dilutive.

The reconciliation between basic and diluted earnings per share for 2005 is summarized below. For the fiscal years 2005, 2004 and 2003, common stock equivalents aggregating 3,878,946, 9,320,612 and 9,438,347 shares, respectively, were outstanding but not included in the computation of diluted earnings per share as the net loss for this period would have made their effect anti-dilutive to the earnings per share calculation.

	2005
	Income	Shares	Per share amount
Basic earnings per share	$11,671,229	69,333,508	$.17
Share options and unvested stock		889,089

Net income giving effect to dilutive options	$11,671,229	70,222,597	$.17

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

KOPIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In October 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), which requires the recognition of compensation cost for all share-based payments (including employee stock options) at fair value. The standard is effective for the Company January 1, 2006. The Company is required to adopt SFAS 123R on January 1, 2006, and anticipates using the modified prospective application method, although the Company continues to review its options for adoption under this pronouncement. The effect of the adoption of SFAS 123R will be to increase the Company’s stock option compensation expense.

The following table illustrates the effect on the net income (loss) and net income (loss) per share had the Company used the fair-value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and its amendment to measure employee stock compensation. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in fiscal years 2005, 2004 and 2003:

	Fiscal Year
	2005	2004	2003
Weighted average fair value of options on grant date	$2.21	$2.75	$3.13
Dividend yields
Expected volatility	72.69%	72.69%	72.69%
Risk free interest rates	4.35%	4.22%	4.25%
Expected lives in years	6	4	4

	Fiscal Year
	2005	2004	2003
Net income (loss), as reported	$11,671,229	$(13,832,016)	$(6,878,258)
Add: Compensation expense included in net loss, as reported	1,298,286	505,243	19,621
Less: Total stock-based employee compensation expense determined under fair-value based method for all awards	(3,467,201)	(5,925,640)	(9,369,602)

Pro forma net income (loss)	$9,502,314	$(19,252,413)	$(16,228,239)

Earning per share:
Basic, as reported	$.17	$(.20)	$(.10)

Basic, pro forma	$.14	$(.27)	$(.23)

Diluted, as reported	$.17	$(.20)	$(.10)

Diluted, pro forma	$.14	$(.27)	$(.23)

Annually, the Company updates its forfeiture rate based on actual experience. In fiscal 2005 this update resulted in an additional stock based employee compensation expense of approximately $452,000 expense, reducing pro-forma net income.

Deferred Compensation

Deferred compensation is related to compensatory common stock awards under the Company’s 1992 Stock Option Plan and its 2001 Equity Incentive Plan and is amortized over vesting periods ranging from two to four years. For awards that contain terms that accelerate vesting, the Company recognizes the cost when it is probable that such conditions will be met.

KOPIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Comprehensive Income

Comprehensive income (loss) is the total of net income (loss) and all other non-owner changes in equity including such items as unrealized holding gains (losses) on marketable securities classified as available-for-sale and foreign currency translation adjustments.

The components of accumulated other comprehensive income are as follows:

	Cumulative Translation Adjustment	Unrealized Holding Gain (Loss) on Marketable Securities	Accumulated Other Comprehensive Income
Balance as of January 1, 2003	$586,214	$426,826	$1,013,040
Changes during year	62,322	2,138,476	2,200,798

Balance as of December 31, 2003	648,536	2,565,302	3,213,838
Changes during year	1,532,164	(2,375,035)	(842,871)

Balance as of December 25, 2004	2,180,700	190,267	2,370,967
Changes during year	333,960	(582,686)	(248,726)

Balance as of December 31, 2005	$2,514,660	$(392,419)	$2,122,241

Impairment Charge

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company periodically reviews the carrying value of our long-lived assets to determine if facts and circumstances suggest that they may be impaired or that the amortization or depreciation period may need to be changed. The carrying value of a long-lived asset is considered impaired when the anticipated identifiable undiscounted cash flows from such asset are less than its carrying value. For assets that are to be held and used, impairment is measured based upon the amount by which the carrying amount of the asset exceeds its fair value. During fiscal 2004, the Company recognized a $5.3 million impairment charge related to assets held for use or being transferred to the KoBrite joint venture. The carrying value of the Company’s long-lived assets was $11.3 million at December 31, 2005.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation, including accounts receivable from related parties and certain income tax classifications.

Change in Accounting Principle

As of December 31, 2005 the Company adopted FASB Interpretation No. 47 (FIN 47) “Accounting for Conditional Asset Retirement Obligations—an interpretation of Statement of Financial Accounting Standards No. 143”. This interpretation clarifies the timing of liability recognition for legal obligations associated with an assets retirement when the timing and/or method of settling the obligation are conditional on a future event that may or may not be within the control of the Company. As a result of the adoption of FIN 47, the Company recorded assets and asset retirement obligations (ARO) liabilities of $740,000, which represent the asset retirement obligations at December 31, 2005. The Company also recorded an accumulated depreciation charge of $443,000, which represents the cumulative amortization of the capitalized long-lived asset associated with this obligation as of December 31, 2005. Had the Company adopted FIN 47 at the beginning of the fiscal year 2003,

KOPIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the operating expenses for the fiscal years 2005, 2004 and 2003 would have increased approximately $30,000 in each year and not reduced the rounded earnings or loss per share for any of these periods. There were no asset retirement payments through December 31, 2005. The Company estimated the ARO using a discounted cash flow model that considered the Company’s cost of capital as well as increases in costs prior to settlement of the obligations and considered the probability that performance would be required.

2.     Property, Plant and Equipment

Property, plant and equipment consisted of the following at December 31, 2005 and December 25, 2004:

	2005	2004
Land	$942,829	$918,725
Buildings	2,638,403	2,570,951
Equipment	29,385,422	43,617,700
Leasehold improvements	10,814,224	13,255,633
Furniture and fixtures	315,006	298,495
Equipment under construction	2,413,795	657,273

	46,509,679	61,318,777
Accumulated depreciation and amortization	(35,259,226)	(49,703,144)

	$11,250,453	$11,615,633

In the fourth quarter of fiscal year 2004, the Company entered into a joint venture, KoBrite, with a Taiwanese-based light emitting diode (LED) manufacturer, Kopin Taiwan Corporation and financial investors, pursuant to which the Company agreed to transfer its CyberLite™ LED technology and production know-how and $3.0 million of cash for a 23% interest in KoBrite. Subsequent to its formation, KoBrite entered into agreements with the Company to purchase certain equipment and have the Company perform research and training activities with KoBrite employees until KoBrite’s facilities were constructed and ready to receive the equipment. Under the agreements KoBrite agreed to pay approximately $5.8 million for the equipment ($6.0 million, net of estimated transfer costs) and $1.5 million for research and training activities and reimbursement for costs incurred in the transfer of the equipment. Through December 31, 2005 the Company had received the $6.0 million for the equipment and approximately $0.8 million for the research and training activities. The Company has discontinued manufacturing and development efforts for CyberLite LEDs. The Company retains the right to market KoBrite’s LEDs in the United States and to certain Japanese customers. For the fiscal years 2005, 2004 and 2003 our CyberLite LED sales were $0.7 million, $2.3 million and $5.8 million, respectively.

In connection with the joint venture agreement discussed above the Company entered into an agreement to sell certain assets of its CyberLite LED product line and discontinued the use of the remaining CyberLite LED product line assets. As a result of these actions the Company recorded a charge of approximately $2.1 million in the fourth quarter of fiscal year 2004 to reduce the equipment to be sold to its fair value of net $5.8 million. These assets are included on the consolidated balance sheet as “Optical equipment to be transferred to joint venture”. In addition, because the CyberLite LED product line assets were operated in a facility with some of the HBT transistor product line assets the facility assets (primarily leasehold improvements) were grouped with all HBT product line assets and evaluated for future recovery based on the cash flows anticipated to be generated by the HBT product line assets. Based on this evaluation the Company recorded a $3.2 million impairment charge to reduce the HBT product line assets to their estimated fair value. The $2.1 million equipment write-down and the $3.2 million impairment charge are shown as a $5.3 million impairment charge in the statement of operations.

During fiscal 2005, the Company recognized disposals of equipment with an original cost basis of $11.8 million, which had $0 net carrying value. Depreciation expense for the fiscal years 2005, 2004 and 2003 was

KOPIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

approximately $3,825,000, $9,472,000 and $9,033,000, respectively. The reduction in depreciation expense in 2005, as compared to the prior periods, resulted from previous period additions reaching the end of their depreciable lives, as per the Company’ depreciation policy.

3.    Other Current and Non-Current Assets

Other assets consist primarily of the Company’s investment in Micrel, Inc. and non-marketable equity securities in various companies.

Marketable Equity Security

As of December 31, 2005 and December 25, 2004, the Company held approximately 400,000 shares of Micrel common stock with a market value of approximately $4,660,000 and $4,350,000 at December 31, 2005 and December 25, 2004, respectively, and an adjusted cost basis of approximately $3,606,000.

Non-Marketable Securities

At December 31, 2005, the Company has a 40% interest in Kopin Taiwan Corp (KTC), which is accounted for using the equity method and had a carrying value of $0. The Company has manufactured products for KTC to sell to its customers and KTC manufactures product for the Company to sell to its customers. In addition, the Company provides technical services to KTC and sells raw substrates. For the fiscal years 2004 and 2003 the Company recorded losses of $778,000, and $1,366,000, respectively, in “Equity losses in unconsolidated affiliates” in the statement of operations, representing its ownership percentage of KTC’s operating results. At December 31, 2005 the Company had a $1.5 million investment in Advance Wireless Semiconductor Company (AWSC), which the Company accounts for on the cost basis. One of the Company’s Directors is chairman of KTC and owns approximately 1% of the outstanding common stock of KTC. One of the Company’s Directors is a director of AWSC and several directors and officers own amounts ranging from .1% to .5% of the outstanding stock of AWSC.

The table below shows amounts owed to the Company (receivable), amounts due from the Company (payable), amounts sold by the Company (revenues), and amounts purchased by the Company (purchases) from the indicated affiliate.

	2005		2004
Affiliate	Receivable	Payable	Receivable	Payable
KTC	$510,000	$703,000	$447,000	$1,194,000
AWSC	2,530,000	—	484,000	—
KoBrite	—	332,000	5,785,000	—

Total	$3,040,000	$1,035,000	$6,716,000	$1,194,000

	2005		2004		2003
	Revenues	Purchases	Revenues	Purchases	Revenues	Purchases
KTC	$302,000	$2,751,000	$2,143,000	$1,822,000	$2,709,000	$970,000
AWSC	6,695,000	—	906,000	—	664,000	—
KoBrite	650,000	—	—	—	—	—

Total	$7,647,000	$2,751,000	$3,049,000	$1,822,000	$3,373,000	$970,000

KOPIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summarized financial information for KTC for the fiscal periods ended December 31, and for KoBrite for the period ended September 30, 2005, is as follows:

	2005	2004	2003
Current assets	$14,456,000	$9,322,000	$6,977,000
Non current assets	24,795,000	19,574,000	17,865,000
Current liabilities	4,043,000	940,000	1,194,000
Non current liabilities	2,832,000	6,254,000	586,000
Revenues	2,930,000	3,548,000	2,860,000
Gross loss	(808,000)	(1,037,000)	(1,343,000)
Loss from operations	3,990,000	(3,188,000)	(2,979,000)
Net loss	$3,819,000	$(3,162,000)	$(2,863,000)

In February 2005 the Company contributed its CyberLite LED technology, production know-how, and $3.0 million to a joint venture, KoBrite, formed to manufacture and sell LEDs. For its contribution, the Company received a 23% interest in KoBrite. In addition, KTC contributed $2.0 million for an additional 15% interest in KoBrite. Unrelated investors contributed an additional $9.0 million. KoBrite was established under the laws of Mauritius for the purpose of constructing manufacturing operations in China and contract manufacturing operations in Taiwan. Subsequent to its establishment, KoBrite entered into an agreement, which required it to pay the Company a total of $7.5 million for the transfer of certain equipment and the performance of research and training activities. During the fiscal year ended December 25, 2004, the Company recorded an impairment charge of $2.1 million to write down the optical equipment to its estimated $6.0 million fair value less estimated transfer costs. During the year ended December 31, 2005, the Company increased its estimate of costs associated with the sale of the equipment and recorded an additional $517,902 impairment charge. In addition, included in selling, general and administrative expenses is a charge of $332,000 related to equipment which was to be transferred to KoBrite but was damaged in-transit and the Company agreed to reimburse KoBrite for the damaged equipment.

The Company accounts for its ownership interest in KoBrite using the equity method. KoBrite’s results are recorded one quarter in arrears. During the year ended December 31, 2005 the Company recorded a loss of $209,000 in equity losses in unconsolidated affiliates in the statement of operations.

At December 31, 2005, the Company had an investment in Kenet, Inc. with a carrying value of approximately $2,896,000. The Company made investments of approximately $1,338,000 in fiscal year 2004 and an aggregate investment of $1,622,000 in fiscal years 2003 and 2002. The Company’s Chief Executive Officer is a founder and board member of this company and owns approximately 4.1%. Certain directors and an officer of the Company have also invested in this company and their ownership ranges from 0.1% to 1.1%.

Certain officers and directors have invested in some of the Company’s investee companies, including Micrel. The Company has a loan to a non-officer employee for $170,000 at December 31, 2005, which is due in 2006.

4.    Stockholders’ Equity

In December 2003, the Company issued an aggregate of 272,500 shares of unvested stock to certain employees. In connection with the issuance of these awards the Company recorded the issuance of 272,500 shares of common stock at a grant date value of $5.29 per share and a deferred compensation expense of approximately $1,442,000.

KOPIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On December 27, 2004 the Company granted an aggregate of 240,000 shares of restricted stock to certain employees. In connection with the issuance of these awards the Company recorded the issuance of 240,000 shares of common stock at a grant date value of $3.75 per share and a deferred compensation expense of $900,000. Each award requires the employee to fulfill certain obligations, including remaining employed by the Company for periods of either two or four years (the “vesting period”). However, for 200,000 of the 240,000 shares issued on December 27, 2004, the shares would vest immediately upon the Company achieving four consecutive profitable quarters. This condition was achieved in the year ended December 31, 2005 and these 200,000 shares immediately vested, which resulted in an additional $584,000 of compensation expense being recognized in the fourth quarter of 2005.

On July 1, 2005 and December 28, 2005 the Company granted an aggregate of 5,000 and 362,500 shares, respectively, of restricted stock to certain employees. In connection with the issuance of these awards the Company recorded the issuance of 5,000 and 362,500 shares of common stock at a grant date value of $5.10 and $5.39 per share, respectively and a deferred stock compensation expense of approximately $1,979,000. Each award requires the employee to fulfill certain obligations, including remaining employed by the Company for a period of four years. However, for 298,000 of the 362,500 shares the vesting of the shares will accelerate upon the Company achieving profitability in either 2006 and/or 2007.

For fiscal years 2005, 2004 and 2003, the Company recorded stock compensation expense of approximately $1,298,000, $505,000 and $19,600, respectively.

The Company has an ongoing authorization, as amended, from the Board of Directors to repurchase the Company’s common stock in open market or negotiated transactions. As of December 31, 2005, the Company had a remaining authorization to repurchase up to $7,658,759 worth of its common stock. During fiscal years 2005 and 2004, the Company repurchased an aggregate of 1,711,100 and 182,100 shares of its common stock for an aggregate $6,728,000 and $671,000, respectively.

At December 31, 2005, the Company has reserved approximately 1,232,000 shares of common stock for issuance under the Company’s stock award plans.

The Company’s 1992 Stock Option Plan (the 1992 Plan), which expired on December 31, 2001, permitted the granting of both nonqualified stock options and incentive stock options and authorized 15,000,000 shares of common stock (including shares issued upon exercise of options granted pursuant the Company’s 1985 Stock Option Plan). In 2001 the Company adopted a 2001 Equity Incentive Plan (the Equity Plan) and a 2001 Supplemental Equity Plan (the Supplemental Plan). The Equity Plan as amended permits the granting of both nonqualified and incentive stock options and restricted stock awards. The Equity Plan authorized 5,000,000 shares of common stock, which may be issued to employees, non-employees, and members of the Board of Directors (the Board). The Supplemental Plan authorized 1,300,000 shares of common stock, which may be issued to employees and only permits the issuance of nonqualified stock options and restricted stock awards. The option price of incentive stock options shall not be less than 100% of the fair market value of the stock at the date of grant, or in the case of certain incentive stock options, at 110% of the fair market value at the time of the grant. Options must be exercised within a ten-year period or sooner if so specified within the option agreement. The term and vesting period for restricted stock awards and options granted under plans are determined by the Board’s compensation committee. Restricted stock awards and options granted generally vest over two to four year periods.

In 1994, the Company adopted the Director Stock Option Plan, which provided for 700,000 shares to be issued under this plan. The plan expired in March 2004.

For certain options granted, the Company recognizes as compensation expense the excess of the fair value of the common shares issuable upon exercise of such options over the aggregate exercise price of such options.

KOPIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

This compensation expense is amortized ratably over the vesting period of each option. A summary of option activity for the fiscal years indicated is as follows:

	Fiscal Year
	2005		2004		2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Balance, beginning of year	9,320,612	$9.03	9,438,347	$9.03	9,362,720	$9.14
Options granted	558,950	4.81	161,000	4.82	639,750	5.47
Options forfeited/cancelled	(571,024)	12.86	(197,330)	8.23	(182,202)	13.19
Options exercised	(371,620)	3.44	(81,405)	3.06	(381,921)	3.89

Balance, end of year	8,936,918	8.75	9,320,612	9.03	9,438,347	9.03

Exercisable, end of year	7,748,312		7,784,400		6,661,603

The following table summarizes information about stock options outstanding and exercisable at December 31, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.01—$ 3.55	825,319	3.49	$2.98	670,319	$2.86
$ 3.75—$ 4.97	2,542,468	5.34	4.22	2,045,992	4.22
$ 5.00—$ 9.95	2,377,749	6.66	6.50	1,915,644	6.75
$10.00—$13.00	2,094,782	4.68	10.40	2,019,757	10.42
$14.31—$44.88	1,096,600	4.97	25.33	1,096,600	25.33

	8,936,918	5.32	8.75	7,748,312	9.33

5.    Concentrations of Risk

Financial instruments that potentially subject the Company to concentration of credit risk other than marketable securities consist principally of trade accounts receivable. Trade receivables are primarily derived from sales to manufacturers of consumer electronic devices and wireless components or military applications. Ongoing credit evaluations of customers’ financial condition are performed and collateral, such as letters of credit, are generally not required. The following table depicts the customer’s trade receivable balance as a percentage of gross trade receivables as of the end of the year indicated.

Customer	Percent of Gross Trade Receivable
	2005	2004
Skyworks Solutions, Inc.	31%	36%
Advanced Wireless Semiconductor Co.	22	6
DRS	16	0
Samsung Electronics	4	7
Victor Company of Japan (JVC)	1	18
Elcan Texas Optical Technologies.	1	18

KOPIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Sales to significant customers, for fiscal years 2005, 2004 and 2003, as a percentage of total revenues were as follows: (The symbol “*” indicates that sales to that customer were less than 10% of the Company’s total revenues.)

Customer	Percent of Total Revenue
	Fiscal Year
	2005	2004	2003
Skyworks Solutions, Inc.	32%	31%	20%
Samsung Electronics	15	28	33
Victor Company of Japan (JVC)	13	*	12

Skyworks Solutions, Inc. (Skyworks Solutions) also uses the foundry services of Advanced Wireless Semiconductor Company (AWSC) to process our HBT transistor wafers on their behalf. In 2005 we began selling HBT transistor wafers directly to AWSC for eventual resale by AWSC to Skyworks Solutions. AWSC also purchases HBT transistor wafers from us for the processing and sale to other customers. Sales to AWSC in 2005 were 7% of our 2005 revenues.

Sales to foreign customers, as determined by the location of the customer facility, during the fiscal years 2005, 2004 and 2003 were approximately 44%, 50% and 55%, respectively, of the Company’s revenue. Revenues from customers located in Japan for 2005, 2004 and 2003 were approximately 19%, 17% and 20% respectively, of the Company’s revenue. Revenues from customers located in Korea were approximately 16%, 29% and 33% of the Company’s revenue in fiscal year 2005, 2004 and 2003, respectively.

Long-lived assets by geographic area are as follows:

	Fiscal Years
	2005	2004
United States of America	$7,638,755	$7,676,307
Republic of Korea	3,611,698	3,939,326

	$11,250,453	$11,615,633

6.    Income Taxes

As of December 31, 2005, the Company has available for tax purposes federal net operating loss carryforwards expiring through 2025. The Company records the tax benefits from stock awards when realized. The Company has recognized a full valuation allowance on its net United States deferred tax assets due to the uncertainty of realization of such assets. During the fiscal year 2005, the Company reversed $600,000 of tax reserves as a result of the finalization of the Company’s tax filings and the related review period. A provision for income tax has also been recognized for the Company’s majority owned subsidiary, Kowon.

KOPIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred taxes are provided to recognize the effect of temporary differences between tax and financial reporting. Deferred income tax assets and liabilities consist of the following:

	Fiscal Years
	2005	2004
Deferred tax assets:
Net operating loss carryforwards	$18,609,000	$21,641,000
Amortization of intangible asset	5,233,000	5,233,000
Equipment	2,934,000	2,476,000
Investments	4,857,000	5,021,000
Other	5,312,000	5,456,000

Net deferred tax assets	36,945,000	39,827,000
Valuation allowance	(36,674,000)	(39,827,000)

	$271,000	$—

The provision for income taxes consists of the following for the fiscal years indicated:

	Fiscal Year
	2005	2004	2003
Current
Federal	$141,000	$(1,369,000)	$(2,713,000)
State	47,000	(283,000)	(561,000)
Foreign	208,000	110,000	209,000
Reversal of tax contingencies	(600,000)	—	—
Expiration of net operating losses	—	744,000	938,000
Deferred
Federal	2,622,000	(2,793,000)	(332,000)
State	543,000	(786,000)	(68,000)
Change in valuation allowance	(3,153,000)	4,487,000	2,527,000

	$(192,000)	$110,000	$—

The actual income tax benefit reported from operations are different than those which would have been computed by applying the federal statutory tax rate to loss before income tax benefit. A reconciliation of income tax benefit as computed at the U.S. Federal statutory income tax rate to the provision for income tax benefit as follows:

	Fiscal Year
	2005	2004	2003
Tax benefit at U.S. statutory rates	$4,018,000	$(4,840,000)	$(2,395,000)
Foreign tax rate difference	(472,000)	(199,000)	(560,000)
Nondeductible expenses	25,000	(82,000)	(519,000)
Expiration of tax contingencies	(600,000)	—	—
Expiration of net operating loss carryforward	—	744,000	938,000
Other, net	(10,000)	—	9,000
Change in valuation allowance	(3,153,000)	4,487,000	2,527,000

	$(192,000)	$110,000	$—

KOPIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pretax foreign earnings were approximately $1,943,000, $845,000 and $2,198,000 for the fiscal years 2005, 2004 and 2003, respectively. The Company has not received any remittance of any earnings from its foreign operations. U.S. income taxes were not provided for approximately $7.6 million of undistributed earnings of our Korean subsidiary. The Company intends to reinvest these earnings for the foreseeable future. If the Company were to receive dividends such earnings may be subject to tax at such time.

7.    Employee Benefit Plan

The Company has an employee benefit plan pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended. The plan allows employees to defer an amount of their annual compensation up to a current maximum of $14,000. The Company will match 50% of all deferred compensation up to a maximum of 3% of each employee’s annual compensation. The amount charged to operations in connection with this plan was approximately $170,000 in fiscal year 2005, $234,000 in fiscal year 2004 and $214,000 in fiscal year 2003.

8.    Commitments

Leases

The Company leases facilities located in Taunton and Westborough, Massachusetts, and Scotts Valley, California, under non-cancelable operating leases. The Taunton leases expire in 2007 and 2010. The Taunton lease which expires in 2007 may be extended for one 5 year period. The Taunton lease which expires in 2010 may be extended for two additional 10 year periods. The Westborough lease expires in 2008. The Scotts Valley lease terminates in 2007. Substantially all real estate taxes, insurance and maintenance expenses under these leases are the Company’s obligations and are expensed as incurred and were immaterial. The following is a schedule of minimum rental commitments under non-cancelable operating leases at December 31, 2005:

Fiscal Year ending,	Amount
2006	$1,306,747
2007	1,138,528
2008	581,249
2009	330,000
2010	110,000

Total minimum lease payments	$3,466,524

Amounts incurred under operating leases are recorded as rent expense on a straight line basis and aggregated approximately $1,475,000 in fiscal year 2005, $1,456,000 in fiscal year 2004 and $1,418,000 in fiscal year 2003.

Other Agreements

The Company has entered into various license agreements which require payment of royalties based upon a set percentage of product sales, subject in some cases, to certain minimum amounts. Total royalty expense approximated $15,000 in fiscal years 2005, 2004 and 2003.

In December 2005 the Company amended a purchase and supply agreement with a significant HBT customer that now expires in July 2008, excluding a last time buy option contained in the agreement. Under the terms of this agreement the Company agreed to maintain capacity levels for manufacturing HBT wafers and the

KOPIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company committed to a pricing schedule under certain circumstances. The agreement also requires the Company to give prior notice if the Company exits its HBT product line. In consideration for this agreement the customer agreed to source 100% of its HBT wafer needs from the Company subject to the customer’s right to source HBT wafers from other sources if the Company is unable to meet their requirements under certain circumstances. The Company agreed that failure to meet its supply obligations under the agreement would allow the Company’s customer to obtain court ordered specific performance and if the Company does not perform it could then be liable for monetary damages up to a maximum of $45.0 million.

In 2005 the Company established a cash bonus plan for officers and directors level employees of the Company, which provides for an aggregate of up to $390,000 in bonuses payable to such officers and director level employees if certain profitability criteria are met in 2006.

9.    Litigation

The Company is engaged in legal proceedings arising in the ordinary course of business. We believe the ultimate outcome of these proceedings will not have a material adverse impact on our consolidated financial position, results of operations or cash flows.

10.    Revenues

Revenues by product group consisted of approximately the following:

	Fiscal Year
	2005	2004	2003
III-V	$42,705,000	$38,172,000	$32,915,000
Display	47,591,000	49,109,000	43,637,000

Total revenues	$90,296,000	$87,281,000	$76,552,000

11.    Subsequent Events

In January, 2006 the Company’s Korean subsidiary, Kowon, experienced a fire at its production facility. The destruction of property was minimal but the smoke damage will require treatment of the cleanroom and destroyed certain inventory. The Company believes the property damage is covered by insurance. If insurance coverage is denied the impact will be a charge to operations for such damage in the range of $200,000 to $300,000, before consideration of business interruption.

12.    Selected Quarterly Financial Information (Unaudited)

The following table presents summarized financial results for the each of the fiscal quarters of fiscal year 2005 and fiscal year 2004 (in thousands, except per share data). The net earnings for the fourth quarter of fiscal year 2005 were impacted by the acceleration of deferred vesting of compensation expense related to restricted stock of $585,000 and the accrual for $332,000 related to equipment which was to be transferred to KoBrite but was damaged intransit and the Company has agreed to reimburse KoBrite. During the fourth quarter of fiscal 2005, we also adopted a new accounting principle and recorded a $443,000 charge as the cumulative effect of the accounting change. The net loss for the fourth quarter of fiscal year 2004 was impacted by a non-cash impairment charge of $5.3 million for the write-down of assets resulting from the transfer of the Company’s LED

KOPIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

operations to a newly formed joint venture based in Asia. The net loss was reduced by approximately $1.6 million related to a reduction in allowance for doubtful accounts, lower depreciation expense as compared to previous quarters of fiscal year 2004, a reduction of certain liabilities and a tax reserve.

The sum of the quarterly earnings per share may not be equal to the total for the year due to the total of the quarterly rounding differences.

	Fiscal Year 2005
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenues	$18,904	$21,038	$25,416	$24,938
Gross profit	6,362	7,290	8,396	8,353
Income before cumulative effect of accounting change	1,171	1,873	5,385	3,684
Net income	1,171	1,873	5,385	3,241
Income per share before cumulative effect of accounting change:
Basic	$.02	$.03	$.08	$.05
Diluted	$.02	$.03	$.08	$.05
Income per share:
Basic	$.02	$.03	$.08	$.05
Diluted	$.02	$.03	$.08	$.05

	Fiscal Year 2004
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenues	$22,358	$23,559	$22,911	$18,453
Gross profit	3,049	2,956	5,078	1,903
Net loss	(3,382)	(2,336)	(1,121)	(6,993)
Loss per share—basic	$(.05)	$(.03)	$(.02)	$(.10)
Loss per share—diluted	$(.05)	$(.03)	$(.02)	$(.10)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 20, 2006

KOPIN CORPORATION

By:	/s/ JOHN C.C. FAN
John C.C. Fan Chairman of the Board, Chief Executive Officer, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN C.C. FAN John C.C. Fan	Chairman of the Board, Chief Executive Officer, President and Director (Principal Executive Officer)	March 20, 2006

/s/ DAVID E. BROOK David E. Brook	Director	March 20, 2006

/s/ MORTON COLLINS Morton Collins	Director	March 20, 2006

/s/ ANDREW H. CHAPMAN Andrew H. Chapman	Director	March 20, 2006

/s/ CHI CHIA HSIEH Chi Chia Hsieh	Director	March 20, 2006

/s/ MICHAEL A. WALL Michael A. Wall	Director	March 20, 2006

/s/ MICHAEL J. LANDINE Michael J. Landine	Director	March 20, 2006

/s/ RICHARD A. SNEIDER Richard A. Sneider	Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)	March 20, 2006

KOPIN CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Fiscal Years Ended December 31, 2005, December 25, 2004 and December 31, 2003

Description	Balance at Beginning of Year	Additions Charged to Income	Deductions from Reserve	Balance at End of Year
Reserve deducted from assets—allowance for doubtful accounts:
2003	$1,200,000	—	—	$1,200,000
2004	1,200,000	—	(850,000)	350,000
2005	350,000	—	(70,000)	280,000

INDEX TO EXHIBITS

Exhibits		Sequential page number
3.1	Amended and Restated Certificate of Incorporation	(2)

3.2	Amendment to Certificate of Incorporation	(7)

3.3	Amendment to Certificate of Incorporation	(7)

3.4	Second Amended and Restated By-laws	(10)

3.5	First Amendment to Second Amended and Restated By-laws	(11)

4	Specimen Certificate of Common Stock	(1)

10.1	Form of Employee Agreement with Respect to Inventions and Proprietary Information	(1)

10.2	1985 Incentive Stock Option Plan, as amended	(1)*

10.3	Amended and Restated 1992 Stock Option Plan	(2)*

10.4	1992 Stock Option Plan Amendment	(7)*

10.5	1992 Stock Option Plan Amendment	(8)*

10.6	Kopin Corporation 2001 Equity Incentive Plan	(9)*

10.7	Kopin Corporation 2001 Equity Incentive Plan Amendment	(13)*

10.8	Kopin Corporation 2001 Equity Incentive Plan Amendment	(14)*

10.9	Kopin Corporation 2001 Equity Incentive Plan Amendment	(15)*

10.10	Kopin Corporation 2001 Supplemental Equity Incentive Plan	(8)*

10.11	Form of Key Employee Stock Purchase Agreement	(1)*

10.12	License Agreement by and between the Company and Massachusetts Institute of Technology dated April 22, 1985, as amended	(1)

10.13	Facility Lease, by and between the Company and Massachusetts Technology Park Corporation, dated October 15, 1993	(3)

10.14	Master Sublease—Purchase Agreement, by and between the Company and Massachusetts Industrial Finance Agency, dated June 23, 1994	(4)

10.15	Contract by and between the Company and the United States Department of Commerce, dated April 25,1995	(5)

10.16	Cooperative Research and Development Agreement, by and between the Company and Massachusetts Institute of Technology Lincoln Laboratory, dated June 21, 1995 (confidential portions on file with the Commission)	(5)

10.17	Letter Agreement, by and between the Company and United Microelectronics Corporation, dated November 29, 1995 (confidential portions on file with the Commission)	(5)

10.18	Joint Venture Agreement, by and among the Company, Kowon Technology Co., Ltd., and Korean Investors, dated as of March 3, 1998	(6)

10.19	Fifth Amended and Restated Employment Agreement between the Company and Dr. John C.C. Fan, dated as of February 20, 2004	(12)*

10.20	Kopin Corporation Fiscal Year 2005 Cash Bonus Plan	(17)*

10.21	Joint Venture Agreement for Kopin Corporation, Bright LED and KTC, dated November 12, 2004	(17)

10.22	Kopin Corporation Form of Stock Option Agreement under 2001 Equity Incentive Plan	(17)*

Exhibits		Sequential page number
10.23	Kopin Corporation 2001 Equity Incentive Plan Form of Restricted Stock Purchase Agreement	(17	)*

10.24	Kopin Corporation Fiscal Year 2006 Cash Bonus Plan	*

21.1	Subsidiaries of Kopin Corporation

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan required to be filed as an Exhibit to this Form 10-K.
(1)	Filed as an exhibit to Registration Statement on Form S-1, File No. 33-45853, and incorporated herein by reference.
(2)	Filed as an exhibit to Registration Statement on Form S-1, File No. 33-57450, and incorporated herein by reference.
(3)	Filed as an exhibit to Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference.
(4)	Filed as an exhibit to Quarterly Report on Form 10-Q for the quarterly period ended July 2, 1994 and incorporated herein by reference.
(5)	Filed as an exhibit to Annual Report on Form 10-K for the fiscal year ended December 31, 1995 and incorporated herein by reference.
(6)	Filed as an exhibit to Annual Report on Form 10-Q for the quarterly period ended June 27, 1998 and incorporated herein by reference.
(7)	Filed as an exhibit to Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2000 and incorporated herein by reference.
(8)	Filed as an exhibit to Registration Statement on Form S-8 and incorporated herein by reference.
(9)	Filed as an appendix to Proxy Statement filed on April 20, 2001 and incorporated herein by reference.
(10)	Filed as an exhibit to Annual Report on Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference.
(11)	Filed as an exhibit to Current Report on Form 8-K filed on December 17, 2004 and incorporated herein by reference.
(12)	Filed as an exhibit to Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference.
(13)	Filed as an exhibit to Registration Statement on Form S-8 filed on August 16, 2002 and incorporated herein by reference.
(14)	Filed as an exhibit to Registration Statement on Form S-8 filed on March 15, 2004 and incorporated herein by reference.
(15)	Filed as an exhibit to Registration Statement on Form S-8 filed on May 10, 2004 and incorporated herein by reference.
(16)	Filed as an exhibit to Current Report on Form 8-K filed on December 17, 2004 and incorporated herein by reference.
(17)	Filed as an exhibit to Annual Report on Form 10-K for the fiscal year ended December 25, 2004 and incorporated herein by reference.