Form 10-Q
period 2006-04-01
KOPIN CORP
filed 2006-05-11
CIK 771266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 1, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-19882

KOPIN CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	04-2833935
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

200 John Hancock Rd., Taunton, MA	02780-1042
(Address of principal executive offices)	(Zip Code)

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

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each issuer’s classes of common stock, as of the latest practicable date

Class	Outstanding as of May 6, 2006
Common Stock, par value $.01	68,353,304

Kopin Corporation

Part 1: FINANCIAL INFORMATION

Item 1: Consolidated Financial Statements

KOPIN CORPORATION

CONSOLIDATED BALANCE SHEETS

	April 1, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and equivalents	$29,408,105	$31,502,645
Marketable securities, at fair value	88,113,516	88,254,220
Accounts receivable, net of allowance of $280,000 and $281,000 in 2006 and 2005	7,145,822	7,937,397
Accounts receivable from unconsolidated affiliates	3,958,042	3,040,012
Unbilled receivables	2,201,977	2,037,406
Inventory	8,373,985	9,256,739
Prepaid expenses and other current assets	2,121,615	1,900,479

Total current assets	141,323,062	143,928,898
Property, plant and equipment, net	13,071,949	11,250,453
Other assets	12,284,189	11,152,666

Total assets	$166,679,200	$166,332,017

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,212,024	$7,299,696
Accounts payable to unconsolidated affiliates	2,120,130	1,034,586
Accrued payroll and expenses	2,878,236	2,902,909
Accrued warranty	1,030,000	1,030,000
Billings in excess of revenue earned	1,031,517	1,080,810
Accrued tax	107,000	300,000
Other accrued liabilities	951,029	1,145,731

Total current liabilities	15,329,936	14,793,732
Asset retirement obligations	748,050	740,000
Minority interest in subsidiary	4,349,518	4,337,925
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $.01 per share: authorized, 3,000 shares; none issued	—	—
Common stock, par value $.01 per share: authorized, 120,000,000 shares; issued 71,270,236 shares in 2006 and 71,235,036 shares in 2005	712,702	712,350
Additional paid-in capital	265,872,882	267,565,043
Deferred compensation	—	(2,458,509)
Treasury stock (2,607,580 shares as of April 1, 2006, at cost)	(9,938,532)	(7,398,868)
Accumulated other comprehensive income	3,608,461	2,122,241
Accumulated deficit	(114,003,817)	(114,081,897)

Total stockholders’ equity	146,251,696	146,460,360

Total liabilities and stockholders’ equity	$166,679,200	$166,332,017

See notes to consolidated financial statements

KOPIN CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended
	April 1, 2006	March 26, 2005
Revenues:
Net product revenues	$16,945,935	$17,265,298
Research and development revenues	1,743,927	1,638,634

	18,689,862	18,903,932
Expenses:
Cost of product revenues	12,916,305	10,903,669
Research and development	2,897,460	3,399,331
Selling, general, and administration	3,567,437	3,263,590
Impairment	—	517,902

	19,381,202	18,084,492

(Loss) income from operations	(691,340)	819,440
Other income and (expense):
Interest income	1,179,029	777,249
Other income	—	2,364
Foreign currency losses	(337,568)	(170,174)
Interest and other expense	(11,128)	(31,994)

	830,333	577,445

Income before minority interest in income (loss) of subsidiary, income taxes and equity losses in unconsolidated affiliates	138,993	1,396,885
Minority interest in loss (income) of subsidiary	168,810	(43,947)

Income before income taxes and equity losses in unconsolidated affiliates	307,803	1,352,938
Income tax benefit (provision)	42,000	(32,240)

Income before equity losses in unconsolidated affiliates	349,803	1,320,698
Equity loss in unconsolidated affiliates	(271,723)	(149,508)

Net income	$78,080	$1,171,190

Net income per share:
Basic	$0.00	$0.02

Diluted	$0.00	$0.02

Weighted average number of common shares outstanding:
Basic	68,783,066	70,038,749

Diluted	69,165,103	70,244,593

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

	Three Months Ended
	April 1, 2006	March 26, 2005
Net income	$78,080	$1,171,190
Foreign currency translation adjustments	492,742	272,072
Unrealized holding gain (loss) on marketable securities	993,478	(1,588,441)

Comprehensive income (loss)	$1,564,300	$(145,179)

See notes to condensed consolidated financial statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Three months ended April 1, 2006 and March 26, 2005

(unaudited)

	Common Stock		Additional Paid-in Capital	Deferred Compensation	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
Balance, December 25, 2004	70,130,615	$701,306	$263,460,874	$(922,946)	$(671,235)	$2,370,967	$(125,753,126)	$139,185,840
Exercise of stock options	21,150	211	51,539	—	—	—	—	51,750
Issuance of unvested stock	240,000	2,400	897,600	(900,000)	—	—	—	—
Compensation expense for nonvested stock	—	—	—	182,997	—	—	—	182,997
Forfeiture of nonvested stock	(2,125)	(21)	(11,220)	11,241	—	—	—	—
Net unrealized holding loss on marketable securities	—	—	—	—	—	(1,588,441)	—	(1,588,441)
Foreign currency translation adjustments	—	—	—	—	—	272,072	—	272,072
Treasury stock purchases	—	—	—	—	(954,891)	—	—	(954,891)
Net income	—	—	—	—	—	—	1,171,190	1,171,190

Balance, March 26, 2005	70,389,640	703,896	264,398,793	(1,628,708)	(1,626,126)	1,054,598	(124,581,936)	138,320,517

Balance, December 31, 2005	71,235,036	712,350	267,565,043	(2,458,509)	(7,398,868)	2,122,241	(114,081,897)	146,460,360
Change in accounting for stock compensation			(2,458,509)	2,458,509
Exercise of stock options	35,200	352	151,118	—	—	—	—	151,470
Stock-based compensation expense	—	—	615,230	—	—	—	—	615,230
Net unrealized holding gain on marketable securities	—	—	—	—	—	993,478	—	993,478
Foreign currency translation adjustments	—	—	—	—	—	492,742	—	492,742
Treasury stock purchases	—	—	—	—	(2,539,664)	—	—	(2,539,664)
Net income	—	—	—	—	—	—	78,080	78,080

Balance, April 1, 2006	71,270,236	$712,702	$265,872,882	$—	$(9,938,532)	$3,608,461	$(114,003,817)	$146,251,696

See notes to consolidated financial statements.

KOPIN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended
	April 1, 2006	March 26, 2005
Cash flows from operating activities:
Net income	$78,080	$1,171,190
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	868,281	944,846
Amortization of interest premium or discount	45,244	104,233
Minority interest in (loss) income of subsidiary	(168,810)	43,947
Equity losses in unconsolidated affiliates	271,723	149,508
Stock based compensation	615,229	182,997
Impairment charge	—	517,902
Changes in assets and liabilities:
Accounts receivable	16,774	(1,899,936)
Inventory	707,843	(551,533)
Prepaid expenses and other current assets	(111,363)	86,664
Accounts payable and accrued expenses	530,597	289,068
Billings in excess of revenue earned	(49,293)	(299,329)

Net cash provided by operating activities	2,804,305	739,557

Cash flows from investing activities:
Proceeds from sale of marketable securities	8,999,968	4,567,363
Purchases of marketable securities	(9,209,662)	(2,659,496)
Other assets	(98,180)	(48,947)
Investment in KoBrite and other equity investments	—	(3,000,000)
Capital expenditures	(2,585,492)	(61,580)

Net cash used in investing activities	(2,893,366)	(1,202,660)

Cash flows from financing activities:
Treasury stock purchases	(2,539,664)	(954,891)
Proceeds from exercise of stock options	64,471	51,750

Net cash used in financing activities	(2,475,193)	(903,141)

Effect of exchange rate changes on cash	469,714	213,461

Net decrease in cash and equivalents	(2,094,540)	(1,152,783)
Cash and equivalents:
Beginning of period	31,502,645	17,816,495

End of period	$29,408,105	$16,663,712

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$243,000	—

See notes to consolidated financial statements.

KOPIN CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The consolidated financial statements for the three months ended April 1, 2006 and March 26, 2005 are unaudited and include all adjustments, which, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. All such adjustments are of a normal recurring nature.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Kopin Corporation’s (the Company) Annual Report on Form 10-K filed with the Securities and Exchange Commission (File No. 0-19882) for the year ended December 31, 2005.

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

2. FOREIGN CURRENCY TRANSLATION

Assets and liabilities of non-U.S. operations are translated into U.S. dollars at period-end exchange rates, and revenues and expenses at rates prevailing during the period. Currency translation adjustments are recorded as part of accumulated other comprehensive income and aggregate $3,007,401 of accumulated other comprehensive income at April 1, 2006. Transaction gains or losses are recognized in income or loss currently.

3. INVENTORY

Inventory is stated at the lower of cost (determined on the first-in, first-out or specific identification method) or market and consists of the following at April 1, 2006 and December 31, 2005:

	April 1, 2006	December 31, 2005
Raw materials	$5,621,630	$5,434,246
Work-in-process	229,200	319,325
Finished goods	2,523,155	3,503,168

	$8,373,985	$9,256,739

4. NET INCOME PER SHARE

Basic net income per share is computed using the weighted average number of shares of common stock outstanding during the period less any unvested shares. Diluted net loss per share is computed using the weighted average number of common shares and potential common shares outstanding during the period using the treasury stock method. Potential common shares have not been included in any periods in which the effect would be anti-dilutive. For the three months ended April 1, 2006 and March 26, 2005, 382,037 and 205,844 common share equivalents, respectively, are included in the diluted earnings per share calculation from the assumed exercise of outstanding stock options and repurchased under the treasury stock method. For the three months ended April 1, 2006 and March 26, 2005 stock options and unvested shares aggregating 5,881,556 and 8,694,915 shares, respectively, were outstanding but not included in the computation of diluted earnings per share as the inclusion would be anti-dilutive.

5. STOCK BASED COMPENSATION

The Company has stock-based awards outstanding under several plans. The Company’s 1992 Stock Option Plan (the 1992 Plan), which expired on December 31, 2001, permitted the granting of both nonqualified stock options and incentive stock options and authorized 15,000,000 shares of common stock (including shares issued upon exercise of options granted pursuant the Company’s 1985 Stock Option Plan). In 2001 the Company adopted a 2001 Equity Incentive Plan (the Equity Plan) and a 2001 Supplemental Equity Plan (the Supplemental Plan). The Equity Plan was approved by shareholders and the Supplemental Plan was approved by the Board of Directors of the Company. The Equity Plan as amended permits the granting of both nonqualified and incentive stock options and restricted stock awards. The Equity Plan authorized 5,000,000 shares of common stock, which may be issued to employees, non-employees, and members of the Board of Directors (the Board). The Supplemental Plan authorized 1,300,000 shares of common stock, which may be issued to employees and only permits the issuance of nonqualified stock options and restricted stock awards. The option price of incentive stock options shall not be less than 100% of the fair market value of the stock at the date of grant, or in the case of certain incentive stock options, at 110% of the fair market value at the time of the grant. Options must be exercised within a ten-year period or sooner if so specified within the option agreement. The term and vesting period for restricted stock awards and options granted under plans are determined by the Board’s compensation committee. Nonvested stock awards and the options granted generally vest over either two or four year service periods.

Prior to January 1, 2006, the Company accounted for its equity-based compensation plans under the recognition and measurement provision of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related Interpretations, as permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), using the modified prospective application transition method. Under this transition method, compensation cost recognized includes compensation costs for all share-based payments granted prior to, but not yet vested as of January 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all share-based payments granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Accordingly, prior period amounts have not been restated.

As a result of adopting SFAS 123R, the Company’s income before provision for income taxes and net income for the three months ended April 1, 2006 are approximately $436,000 lower than if we had continued to account for share-based compensation under APB 25. Basic and diluted earnings per share for the three months ended April 1, 2006 would have been $0.01 higher if the Company had not adopted SFAS 123R, and continued to account for stock awards under APB 25.

The following table illustrates the effect on the net income and net income per share had the Company used the fair-value recognition provisions of SFAS No. 123, and its amendment to measure employee stock compensation for the comparable period in fiscal 2005.

Three Months Ended March 26, 2005
Net income, as reported	$1,171,190
Plus: Amortization of deferred compensation	182,997
Less: Total stock-based employee compensation determined under fair value method	(529,469)

Pro forma net income	$824,718

Earning per share:
Basic, as reported	$.02

Basic, pro forma	$.01

Diluted, as reported	$.02

Diluted, pro forma	$.01

A summary of award activity under the stock option plans as of April 1, 2006 and changes during the three month period is as follows:

	Three Months Ended April 1, 2006
	Shares	Weighted Average Exercise Price
Balance, January 1, 2006	8,936,918	$8.75
Options granted	—	—
Options forfeited	(72,552)	10.19
Options exercised	(35,200)	4.30

Balance, April 1, 2006	8,829,166	$8.76

Exercisable, April 1, 2006	7,674,460

The following table summarizes information about stock options outstanding and exercisable at April 1, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.01—$ 3.55	824,169	3.76	$2.98	669,169	$2.86
$ 3.75—$ 4.97	2,505,941	5.07	4.22	2,011,090	4.21
$ 5.00—$ 9.95	2,362,324	6.67	6.51	1,932,469	6.72
$10.00—$13.00	2,040,132	4.67	10.37	1,965,132	10.42
$14.31—$44.88	1,096,600	4.97	25.33	1,096,600	25.33

	8,829,166	5.27	8.76	7,674,460	9.33

Aggregate intrinsic value on April 1, 2006	$3,651,424			$3,035,816

No options were issued during the three months ended April 1, 2006. During the three months ended March 26, 2005 the Company issued 389,050 stock options at a weighted-average grant date fair value of $2.21. The total intrinsic value of options exercised during the three months ended April 1, 2006 was $28,124. Cash received from option exercises under all share-based payment arrangements was approximately $151,000 for the three months ended April 1, 2006. No tax benefits were realized during this period due to the existence of tax net operating loss carryforwards.

The Company has issued shares of nonvested common stock to certain employees. Each award requires the employee to fulfill certain obligations, including remaining employed by the Company for two or four years (the vesting period). However, for 293,000 of the outstanding shares will vest immediately upon the Company achieving profitability in either 2006 and/or 2007.

A summary of the activity for nonvested share awards as of April 1, 2006 and changes during the three month then ended is presented below:

	Shares	Weighted Average Grant Fair Value
Balance, January 1, 2006	467,750	$5.28
Granted	—	—
Forfeited	—	—
Vested	—	—

Balance, April 1, 2006	467,750	$5.28

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option-pricing model using the assumptions noted in the following table. Expected volatility is based on historical volatility of the Company’s common stock. The Company uses historical data to estimate option exercises and employee terminations used in the model; separate groups of employees who have similar historical exercise behavior are considered separately. The expected term of options granted is derived using the “simplified” method as allowed under the provisions of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107 and represents the period of time that options granted are expected to be outstanding. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	Three Months Ended
	April 1, 2006	March 26, 2005
Dividend yields	N/A	0%
Expected volatility	N/A	72.69%
Risk free interest rates	N/A	4.22%
Expected lives in years	N/A	4

The following table summarizes stock-based compensation expense related to employee stock options and nonvested stock awards under SFAS123(R) for the three months ended April 1, 2006 (no tax benefits were recognized):

Three Months Ended April 1, 2006
Cost of product revenues	$147,000
Research and development	72,000
Selling, general and administrative	396,000

$615,000

The total unrecognized compensation cost related to nonvested stock awards is expected to be recognized over a weighted average period of 2 years. The total unrecognized compensation cost is as follows at April 1, 2006:

Stock option awards	$2,124,586
Nonvested stock awards	2,239,339

$4,363,925

6. OTHER CURRENT AND NON CURRENT ASSETS

Other assets consist primarily of the Company’s investment in Micrel, Inc. and non-marketable equity securities in various companies. At April 1, 2006, other current assets also includes a receivable for an insurance recovery.

Insurance Recovery

In January 2006 Kowon experienced a fire at its production facility. Damages, as a result of the destruction of property were approximately $600,000. The Company believes the property damage is covered by insurance and accordingly has recorded a writedown of equipment and inventory offset by an insurance receivable.

Marketable Equity Security

As of April 1, 2006 the Company held approximately 400,000 shares of Micrel common stock with a market value of approximately $5,958,000 and an adjusted cost basis of approximately $3,606,000. The fair value of this investment at December 31, 2005 was approximately $4,660,000. On April 4, 2006, the Company sold 200,000 shares of Micrel common stock for approximately $3,002,000.

Non-Marketable Securities

Related party receivables at April 1, 2006 and December 31, 2005 approximate the following amounts:

	April 1, 2006	December 31, 2005
Advanced Wireless Semiconductor	$3,334,000	$2,530,000
Kopin Taiwan Corporation	624,000	510,000

Total related party receivable	$3,958,000	$3,040,000

At April 1, 2006, the Company had a 40% interest in Kopin Taiwan Corp (KTC), which is accounted for using the equity method and had a carrying value of $0. The Company has manufactured products for KTC to sell to their customers and KTC manufactures products for the Company to sell to its customers. In addition, the Company provides technical services to KTC and sells raw substrates. For the three months ended April 1, 2006 the Company had sales to KTC of approximately $29,000, as compared to approximately $150,000 for the three months ended March 26, 2005. For the three months ended April 1, 2006 the Company had purchases from KTC of approximately $221,000, as compared to approximately $665,000, for the three months ended March 26, 2005. At April 1, 2006 the Company had an investment in Advance Wireless Semiconductor Company (AWSC), with a carrying value of $0.3 million, which the Company accounts for on the cost basis. One of the Company’s Directors is chairman of KTC and owns approximately 1% of the outstanding common stock of KTC. One of the Company’s Directors is a director of AWSC and several directors and officers own amounts ranging from .1% to .5% of the outstanding stock of AWSC.

In February 2005 the Company contributed its CyberLite LED technology, production know-how, and $3.0 million to a joint venture, KoBrite, formed to manufacture and sell LEDs. For its contribution, the Company received a 23% interest in KoBrite. In addition, KTC contributed $2.0 million for a 15% interest in KoBrite and unrelated investors contributed an additional $9.0 million. KoBrite was established under the laws of Mauritius for the purpose of constructing manufacturing operations in China and contract manufacturing operations in Taiwan. Subsequent to its establishment, KoBrite entered into an agreement, which required it to pay the Company a total of $7.5 million for the transfer of certain equipment and the performance of research and training activities. Approximately $6.0 million of the $7.5 million was allocated to the value of the equipment transferred and $1.5 million was allocated to the performance of research and training activities. This transaction resulted in the Company recording an impairment charge for the fiscal year ended December 25, 2004. In the three months ended March 26, 2005 the Company recorded an additional impairment charge of approximately $518,000 resulting from additional costs to complete the sale of the equipment. Through December 31, 2005 the Company had earned and recorded $6.7 million of the $7.5 million due from KoBrite. During the three months ended April 1, 2006, the Company recorded revenue of approximately $850,000 after completing all services and deliverables and achieved acceptance from KoBrite. At April 1, 2006 all amounts owed to the Company by KoBrite for this transaction have been paid.

The Company accounts for its ownership interest in KoBrite using the equity method. KoBrite’s results are recorded one quarter in arrears from the Company’s. During the three months ended April 1, 2006 and March 26, 2005, the Company recorded losses of approximately $272,000 and $150,000, respectively, in “Equity losses in unconsolidated affiliates” in the statement of operations.

Summarized aggregate financial information for KTC and KoBrite is provided in the table below. The three month period ended April 1, 2006 includes KTC and KoBrite financial information for the three month periods ended March 31, 2006 and December 31, 2005, respectively. The three month period ended March 26, 2005 includes the financial information of KTC for that period.

	Three Months Ended
	April 1, 2006	March 26, 2005
Revenue	$385,000	$639,000
Gross loss	(479,000)	(266,000)
Loss from operations	(1,120,000)	(732,000)
Net loss	(1,156,000)	(723,000)

At April 1, 2006, the Company had an investment in Kenet, Inc. with a carrying value of approximately $2,896,000, which is carried under the cost method. The Company’s Chief Executive Officer is a founder and board member of this company and owns approximately 4.1% of this company. Certain directors and an officer of the Company have also invested in this company and their ownership ranges from 0.1% to 1.1%. The Company has entered into a non-binding agreement to invest an additional $2.5 million in Kenet, Inc. in 2006.

Certain officers and directors have invested in some of the Company’s investee companies, including Micrel. The Company has a loan to a non-officer employee for $170,000 which is due in 2006.

7. STOCKHOLDERS’ EQUITY

The Company has an ongoing authorization, as amended, from the Board of Directors to repurchase the Company’s common stock in open market or negotiated transactions. As of April 1, 2006, the Company had a remaining authorization to repurchase up to $5,339,194 of its common stock. During the three months ended April 1, 2006 and March 26, 2005, the Company repurchased an aggregate of 480,000 shares of its common stock for an aggregate $2,319,565, an average per share price of $4.83, and 263,400 shares of its common stock for an aggregate $954,891, an average per share price of $3.63, respectively.

At April 1, 2006 the Company has reserved approximately 1,200,000 shares of common stock for issuance under the Company’s stock award plans.

8. ACCRUED WARRANTY

The Company warrants its products against defect for 12 months. A provision for estimated future costs and estimated returns for credit relating to warranty is recorded in the period when product is shipped and revenue recognized, and is updated as additional information becomes available. The Company’s estimate of future costs to satisfy warranty obligations is based primarily on historical warranty expense experienced and a provision for potential future product failures.

	Three Months Ended
	April 1, 2006	March 26, 2005
Beginning Balance	$1,030,000	$1,030,000
Additions	186,000	254,000
Claim and reversals	(186,000)	(254,000)

Ending Balance	$1,030,000	$1,030,000

9. INCOME TAXES

As of April 1, 2006, the Company has available for tax purposes substantial federal net operating loss carryforwards expiring through the year 2025. The Company has recognized a full valuation allowance for its net operating loss carryforwards and other net deferred tax assets for entities in the United States tax jurisdictions due to the uncertainty of realization of such assets. The Company’s Korean operations have historically been profitable and have recognized net deferred tax assets of approximately $0.5 million at April 1, 2006. In the event that recovery of the deferred tax assets is no longer more likely than not, the Company would record a valuation allowance against such assets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995, including without limitation statements made relating to our expectation that sales to Skyworks Solutions, Samsung and JVC will continue to represent a significant portion of our revenues for 2006 and our revenues from Samsung and JVC will decrease over their 2005 levels; our expectation that Sony and Sanyo’s share of camcorder business will increase in 2006 and our business will decline; our expectation that sales of our CyberDisplay products to customers who use them in camcorder applications will decline; our expectation that KoBrite will incur additional losses in the near term; our belief that in 2006 we will commence the process to establish an 8 inch CyberDisplay manufacturing line and phase out our 6 inch manufacturing line; our belief that our material weakness in our internal controls will continue to exist in our fiscal second quarter 2006 Form 10-Q; our belief that sales of our HBT transistor wafers to Skyworks Solutions will continue to represent a significant portion of our revenues for the near future; our expectation that a significant market for new wireless communications devices, including personal entertainment systems, will develop; our expectation that our CyberDisplay products will benefit from further general technological advances in the design and production of integrated circuits and active matrix LCDs, resulting in further improvements in resolution and miniaturization; our expectation that sales into the high speed fiber optic switching equipment market will not be significant in fiscal year 2006; our expectation not to pay cash dividends for the foreseeable future and to retain earnings for the development of our businesses; our expectation, based on current negotiations with our customers and certain contractual obligations, that the prices of certain products will decline in fiscal year 2006; our expectation that the sale prices of our commercial displays will decline, but our military product sales will increase, in fiscal year 2006; our expectation that we will expend between $8.0 and $12.0 million on capital expenditures over the next twelve months; our expectation that our third quarter would be our strongest sales quarter followed by our second quarter, fourth quarter and first quarter, in that order; our expectation that our revenues from Samsung and JVC will decrease over their 2005 levels; our expectation that our sales to camcorder manufacturers will decline at a faster rate than the overall decline in the camcorder market; our expectation that prices of our HBT transistor will decline by approximately 15 to 20 percent during fiscal year 2006; our expectation that competition will increase; our belief that our CyberDisplay products are well suited for new applications such as reading e-mail and browsing the Internet using digital wireless devices and other consumer electronics devices; our belief that small form factor displays will be a critical component in the development of advanced wireless communications systems; our belief that general technological advances in the design and fabrication of integrated circuits, LCD technology and LCD manufacturing processes will allow us to continue to enhance our CyberDisplay product manufacturing process; our belief that it would be costly for our HBT transistor wafer customers to switch to an alternate supplier; our belief that continued introduction of new products in our target markets is essential to our growth; our belief that GAIN HBT transistor wafers provide the performance characterization necessary for the next generation of wireless handsets and optoelectronic components; our belief that the costs of producing gallium arsenide integrated circuits by our customers will continue to exceed the costs associated with the production of competing silicon integrated circuits; our belief that we will be able to achieve a pixel size of less than 10 microns in commercial production; our belief that our future success will depend primarily upon the technical expertise, creative skills and management abilities of our officers and key employees rather than on patent ownership; our belief that the sales of our CyberDisplay product to customers who use them for camcorder applications will decline in 2006; our belief that our available cash resources will support our operations and capital needs for at least the next twelve months; and our belief that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations, and cash flows should not be material. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industries in which we operate, management’s beliefs, and assumptions made by management. In addition, other written or oral statements, which constitute forward-looking statements, may be made by or on behalf of us. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “could”, “seeks”, “estimates”, variations of such words and similar expressions are intended to identify such forward- looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements, whether as a result of new information, future events or otherwise. Factors that could cause or contribute to such differences in outcomes and results include, but are not limited to, those discussed below in Item 1A and those set forth in our other periodic filings filed with the Securities and Exchange Commission.

Management’s discussion and analysis of our financial condition and results of operations are based upon our unaudited consolidated financial statements. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, inventories, investment valuations, valuation of stock compensation awards, recoverability of deferred tax assets and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not apparent from other sources. Actual results may differ from these estimates under different assumptions.

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

Inventory

We provide a reserve for estimated obsolete or unmarketable inventory based on assumptions about future demand and market conditions. Inventories that are obsolete or slow moving are generally fully reserved as such information becomes available. Our III-V products are made to each customer’s unique specifications and are generally produced upon receipt of a customer order. The ending inventory attributable to the Company’s III-V products generally represents products manufactured but either not yet delivered to customers or have been delivered to our customers under a consignment program. Our display products are manufactured based upon production plans whose critical assumptions include non-binding demand forecasts provided by our customers, lead times for raw materials, lead times for third-party wafer fabs to perform circuit processing and yields. If a customer cancelled an order, or actual demand were lower than forecasted demand, we could not sell the excess III-V inventory and we may not be able to sell the excess display inventory and additional reserves would be required. If we were unable to sell the excess inventory we would establish reserves to reduce the inventory to its estimated realizable value (generally zero) which would have an adverse impact on our statement of operations.

Investment Valuation

We hold a minority investment in Micrel, Incorporated, a publicly traded company whose share prices have been and may continue to be highly volatile. We consider this investment to be “available for sale” and accordingly account for fluctuations in the value of this investment in accumulated other comprehensive income. If, however, we were to determine that the fair value of this investment had been other than temporarily impaired, we would be required to charge the loss directly to the statement of operations. This investment had a fair market value of $6.0 million at April 1, 2006, which was in excess of our carrying value at that date. The determination that a decline is other-than-temporary is subjective and influenced by many factors. When assessing a publicly-traded investment for an other-than-temporary decline in value, we consider such factors as, among other things, how significant the decline in value is as a percentage of the original cost, how long the market value of the investment has been less than its original cost, the performance of the investee’s stock price in relation to the stock price of its competitors within the industry and the market in general and analyst recommendations. We also review the financial statements of the investee to determine if the investee is experiencing financial difficulties. In the event our judgments change as to other-than-temporary declines in value, we may record an impairment loss, which could have an adverse impact on our results of operations.

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

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, we periodically review the carrying value of our long-lived assets to determine if facts and circumstances suggest that they may be impaired or that the amortization or depreciation period may need to be changed. The carrying value of a long-lived asset is considered impaired when the anticipated identifiable undiscounted cash flows from such asset are less than its carrying value. For assets that are to be held and used, impairment is measured based upon the amount by which the carrying amount of the asset exceeds its fair value. If our estimates of anticipated future cash flows or market conditions were incorrect, additional impairment charges may be required. During fiscal years 2005 and 2004, we recognized a $0.5 million and $5.3 million, respectively, impairment charges related to assets held for use or being transferred to the KoBrite joint venture and long-lived assets supporting the III-V business. The carrying value of our long-lived assets was $13.1 million on April 1, 2006.

Product Warranty

We generally sell products with a limited warranty of product quality and a limited indemnification of customers against intellectual property infringement claims related to our products. We accrue for known warranty and indemnification issues if a loss is probable and can be reasonably estimated. As of April 1, 2006, we had a warranty reserve of $1,030,000, which represents the estimated liabilities for warranty claims in process, potential warranty issues customers have notified us about and an estimate based on historical failure rates. For the three months ended April 1, 2006 and March 26, 2005 our warranty expense was approximately $186,000 and $254,000, respectively. If our estimates for warranty claims are incorrect, our revenue could be overstated and profits would be negatively impacted.

Stock Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), using the modified-prospective-transition method. Under this transition method, compensation cost recognized includes compensation costs for all share-based payments granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all share-based payments granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Prior period amounts have not been restated.

We estimate the fair value of each stock-based award on the date of grant using the Black-Scholes-Merton option valuation model. The Black-Scholes-Merton option valuation model incorporates assumptions as to stock price volatility, the expected life of options, a risk-free interest rate and dividend yield. Many of these assumptions are highly subjective and require the exercise of management judgment. Our management must also apply judgment in developing an estimate of awards that may be forfeited. If our actual experience differs significantly from our estimates and we choose to employ different assumptions in the future, the stock-based compensation expense that we record in future periods may differ materially from that recorded in the current period.

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

We have two principal sources of revenues: product revenues and research and development revenues. Product revenues consist of sales of our CyberDisplay products and our III-V products, principally gallium arsenide (GaAs) HBT transistor wafers. Research and development revenues consist primarily of development contracts with agencies of the U.S. government and amounts earned under agreements with KoBrite, discussed below. For the three months ended April 1, 2006, research and development revenues were $1.7 million or 9.3% of total Q1 2006 revenues and $1.6 million, or 8.7% of total revenues for the corresponding period in 2005.

In the fourth quarter of fiscal year 2004, the Company entered into a joint venture, KoBrite, with a Taiwanese-based light emitting diode (LED) manufacturer, Kopin Taiwan Corporation and financial investors, pursuant to which the Company agreed to transfer its CyberLite™ LED technology and production know-how and $3.0 million of cash for a 23% interest in KoBrite. Subsequent to its formation, KoBrite entered into agreements with the Company to purchase certain equipment and have the Company perform research and training activities with KoBrite employees. Under the agreements, Kopin retains the right to market KoBrite’s LEDs in the United States of America and to certain Japanese customers.

KoBrite is required to pay the Company upon achievement of certain milestones. During the three months ended April 1, 2006 and March 26, 2005, the Company recorded revenues of $850,000 and $650,000, respectively, related to research and development and training services for KoBrite.

Results of Operations

Revenues. Our total revenues for the three month periods ended April 1, 2006 and March 26, 2005 were as follows (in millions):

	Three Months Ended
Revenue:	April 1, 2006	March 26, 2005
CyberDisplay	$5.9	$9.5
III-V	12.8	9.4

Total revenue	$18.7	$18.9

During the three months ended April 1, 2006 and March 26, 2005, we recorded CyberLite research and development revenues of approximately $850,000 and $650,000, respectively, which are included within our III-V product group revenues, as a result of the performance of certain activities required under the agreements with KoBrite. The decrease in CyberDisplay revenues in the three months ended April 1, 2006 compared to the three months ended March 26, 2005 resulted from a decrease in sales of our display products to customers who use our display for camcorder applications. We expect the prices of our consumer display and III-V products to decline in the range of 15 to 20% in fiscal year 2006, relative to fiscal year 2005. The overall increase or decrease in the average sales price of our display will be dependent on the sales mix of consumer and military display sales. In fiscal year 2006, we expect the sale prices of our consumer displays to decline but we expect an increase in military product sales, as compared to fiscal year 2005, which have higher unit selling prices. Military display sales accounted for approximately 9% of total revenue for the three months ended April 1, 2006.

For the three months ending July 1, 2006, we expect total sales of approximately $18.5 to $20.5 million. Our military program has been transitioning to two new customers and we have experienced delays in this transition. How successful this transition is managed by our customers and us, and how successful our customers are in obtaining qualification with the government will impact our second quarter results of operations.

Research and development revenues for the three months ended April 1, 2006 and March 26, 2005 were $1.7 million and $1.6 million, respectively. During the three months ended April 1, 2006 and March 26, 2005, the Company recorded revenues of $850,000 and $650,000, respectively, related to research and development and training services for KoBrite.

We believe that we have captured a significant share in the markets for applications which currently use HBT transistor wafers, principally wireless handsets, and we will need to increase sales in other applications to generate revenue growth in this product lines. In addition, we believe that our sale of display products to the camcorder market will continue to decline in the second quarter of fiscal 2006. Our current analysis and discussions with customers indicate that commercial display pricing for fiscal year 2006 is expected to decline significantly for camcorder applications from fiscal year 2005. As a result we are declining to bid on certain new programs offered by our customers. If sales of our CyberDisplay products decline significantly we may be required to record an impairment charge, related to the recovery of certain long-lived assets, in the future.

International sales represented 39% and 34% of revenues for the three months ended April 1, 2006 and March 26, 2005, respectively. The increase in international sales is primarily attributable to the net effect of a decrease in display sales for camcorder and digital still camera applications, which are primarily to foreign customers, and an increase in foreign sales of our HBT products. The international sales percentage excludes the impact of approximately $850,000 and $650,000, respectively, of revenues from the KoBrite joint venture in the three months ended April 1, 2006 and March 26, 2005, respectively. International sales are primarily sales of CyberDisplay products to consumer electronic manufacturers primarily located in Japan and Korea, and HBT product sales to customers located in Taiwan. Our international sales are primarily denominated in U.S. currency. Consequently, a strengthening of the U.S. dollar could increase the price in local currencies of our products in international markets and make our products relatively more expensive than competitors’ products that are denominated in local currencies, leading to a reduction in sales or profitability in those international markets. In addition, sales of our CyberDisplay products in Korea are transacted through our Korean subsidiary Kowon Technology Co., LTD. Kowon’s sales are primarily denominated in U.S. dollars. However, Kowon’s local operating costs are primarily denominated in Korean won. As a result, our financial position and results of operations are subject to exchange rate fluctuation. We have not taken any protective measures against exchange rate fluctuations, such as purchasing hedging instruments with respect to such fluctuations, because of the historically stable exchange rate between the Japanese yen, Korean won and the U.S. dollar.

Cost of Product Revenues.

	Three Months Ended
	April 1, 2006	March 26, 2005
Cost of product revenues	$12.9	$10.9
Cost of product revenues as a % of revenues	76%	63%

Cost of product revenues for the three month period ended April 1, 2006 increased approximately $2.0 million or 18% as compared to the same period in the prior year. The increase in our cost of product revenues as a percentage of revenues is primarily a result of declines in unit sales volume and average selling prices of our products. Our cost of product revenues is comprised of materials, labor and manufacturing overhead. Material costs generally change in-line with sales volume fluctuations. However our overhead costs and, to a lesser extent, our labor costs are normally stable and do not fluctuate significantly during a twelve month period. Accordingly our gross margin is sales unit volume dependent as decreases in unit sales volume increase the labor and overhead cost per unit sold which decrease the gross margin. CyberDisplay product sales declined 39% in the quarter ended April 1, 2006 as compared to the quarter ended March 26, 2005 which resulted in the decline in gross margin. In addition, the average sales prices of our products for the three month period April 1, 2006 were lower than the same period in the prior year. During the first quarter of fiscal 2006, cost of product revenues included $105,000 in stock compensation expense resulting from our adoption of SFAS 123R.

Research and Development. Research and development (R&D) expenses are incurred in support of internal display and III-V product development programs or programs funded by agencies of the U.S. government, the KoBrite joint venture and commercial partners. R&D costs include staffing, purchases of materials and laboratory supplies, circuit design costs, fabrication and packaging of display products, and overhead. During the first quarter of fiscal 2006, R&D expense also included $45,000 in stock compensation expense resulting from our adoption of SFAS 123R. For the three months ended April 1, 2006 and March 26, R&D expense was as follows (in millions):

	Three Months Ended
Research and Development Expense	April 1, 2006	March 26, 2005
Funded	$1.2	$2.2
Internal	1.7	1.2

Total research and development expense	$2.9	$3.4

Funded R&D expenses for the three months ended April 1, 2006 declined when compared against the same period of the prior year primarily because of the discontinuance of light emitting diode research in 2005 which was partially offset by an increase in R&D expenses for military programs. For the three months ended March 26, 2005 funded R&D included $1.4 million to support the KoBrite joint venture.

Internal R&D expenses were primarily attributed to the development of our new III-V products, new displays, higher level assembly products and converting and qualifying our display production line to larger diameter wafers.

Selling, General and Administrative. Selling, general and administrative (S,G&A) expenses consist of the expenses incurred by our sales and marketing personnel and related expenses, bad debt expense, and administrative and general corporate expenses. S,G&A expenses were $3.8 million in the three months ended April 1, 2006 compared to $3.3 million for the three months ended March 26, 2005. During the three months ended April 1, 2006, the Company recorded an additional $100,000 in information technology consultants and a stock-based compensation expense of $395,723 and $182,997 for the three month periods ending April 1, 2006 and March 26, 2005, respectively. Included in the April 1, 2006 stock compensation expense is an incremental $286,000 of expense related to the recognition of stock compensation expense for unvested stock options as of the transition date, recognized over the remaining vesting period, from the adoption of SFAS 123R.

Impairment Charge. In connection with the KoBrite joint venture agreement discussed above, we entered into an agreement to sell certain assets of our CyberLite LED product line and discontinued the use of the remaining CyberLite LED product line assets, including equipment. During the three months ended March 26, 2005 we increased our estimate of costs associated with the sale of the equipment. Accordingly, the net realizable value was estimated to be $5.3 million and we recorded an additional $0.5 million impairment charge in the period ended March 26, 2005.

Other Income and Expense, Net. Other income and expenses, net, was $0.8 million and $0.6 million for the three months ended April 1, 2006 and March 26, 2005, respectively. Other income and expenses is primarily composed of interest income offset by foreign currency transaction and remeasurement losses incurred by our Korean subsidiary Kowon. In the three months ended April 1, 2006 we recorded approximately $338,000 from losses as compared to approximately $170,000 for the same period in the prior year. These losses primarily result from Kowon holding United States dollars to pay dollar denominated expenses and the remeasurement of such balances into the Korean Won for translation of Kowon’s financial statements into U.S. dollars. As the dollar weakens against other currencies we may be required to record additional losses. We anticipate that the dollar will continue to weaken and additional losses will be incurred in fiscal year 2006. We are unable to predict the possible amount the dollar will weaken and the amount of losses that we may have to record.

Benefit (Provision) for Income Taxes. For the three months ended April 1, 2006 we have recorded a benefit of approximately $42,000 and a provision of approximately $32,000 for the three month period ended March 26, 2005. The benefit recorded for the three months ended April 1, 2006 reflects the expected alternative minimum and certain state taxes in the United States and deferred tax benefits for international taxes.

Equity Losses in Unconsolidated Affiliates. For the three months ended April 1, 2006 and March 26, 2005, the equity losses in unconsolidated affiliates represents our 23% interest in the operating results of KoBrite.

Liquidity and Capital Resources

We have financed our operations primarily through public and private placements of our equity securities, research and development contract revenues, and sales of our III-V and CyberDisplay products. In November 2001, we filed a registration statement using a “shelf” registration process under which we may, from time to time, offer shares of common stock or debt securities, the aggregate total of which will not exceed $150.0 million. As of April 1, 2006 we had issued an aggregate of 3,000,000 shares for an aggregate of $42.0 million, under this registration statement, and reduced the amount available thereunder to $108.0 million. We believe our available cash resources will support our operations and capital needs for at least the next twelve months.

As of April 1, 2006 we had cash and equivalents and marketable securities of $117.5 million and working capital of $126.0 million compared to $119.8 million and $129.1 million, respectively, as of December 31, 2005. The change in cash and equivalents and marketable securities was primarily due to investments in capital equipment and other assets of $2.6 million and stock repurchases of approximately $2.5 million, offset by cash provided by operating activities of $2.8 million. The $0.8 million received from KoBrite is included in cash from operating activities, related to payments from KoBrite for the transfer of equipment and payments for services.

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

On April 4, 2006, we sold 200,000 shares of Micrel common stock for approximately $3,002,000.

On October 9, 2002, our Board of Directors authorized the re-purchase of up to $15 million of our common stock over a two year period. Through September 23, 2004, we repurchased a total of 103,200 shares for an aggregate $378,319 under this program. Our Board of Directors subsequently authorized an extension of this program allowing us to purchase up to $14,621,681 of our common stock through October 2006. The specific timing and amount of repurchases, if any, will vary based on market conditions, securities law limitations, and other factors. The repurchases will be made using our cash resources. During the first quarter of fiscal 2006, we repurchased 480,000 shares for $2,319,565 under this program. The transactions occurred in open market purchases. This program may be suspended or discontinued at any time without prior notice upon approval of our Board of Directors.

Period	Total number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar of Shares that May Yet Be Purchased Under the Plans or Programs
	(a)	(b)	(c)	(d)
January 1, 2006 through January 28, 2006	80,000	$5.48	80,000	$7,220,611
January 29, 2006 through February 25, 2006	190,000	$4.92	190,000	$6,285,556
February 26, 2006 through April 1, 2006	210,000	$4.51	210,000	$5,339,194

Total	480,000	$4.83	480,000

Seasonality

The markets we sell into are traditionally seasonal and we would expect that as our business matures, our third quarter would be our strongest sales quarter followed by our second quarter then our fourth quarter and our first quarter would be our lowest sales quarter.

Inflation

We do not believe inflationary forces have materially affected our operations.

Contractual Obligations

The following is a summary of our contractual payment obligations for operating leases as of April 1, 2006:

Contractual Obligations	Total	Less than 1 year	1-3 Years	3-5 years	More than 5 years
Operating Lease Obligations	$3,259,049	$1,319,359	$1,857,190	$82,500	$—

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We invest our excess cash in high-quality government, government-backed and corporate debt instruments, which bear lower levels of relative risk. We believe that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations, and cash flows should not be material to our cash flows or income. It is possible that interest rate movements would increase our unrecognized gain or loss on interest rate securities. Included in other assets is an equity investment in Micrel, Incorporated (Micrel) totaling approximately $6.0 million which is subject to changes in value because of either specific operating issues at Micrel or overall changes in the stock market. We are exposed to changes in foreign currency exchange rates primarily through our translation of our foreign subsidiary’s financial position, results of operations, and transaction gains and losses as a result of non U.S. dollar denominated cashflows related to business activities in Asia, and remeasurement of United States dollars to the functional currency of our Kowon subsidiary. We do not currently hedge our foreign currency exchange rate.

Item 4. Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Act”)) as of April 1, 2006. Based on this evaluation, our CEO and CFO concluded that, as of April 1, 2006, our disclosure controls and procedures were not effective. This conclusion was based on the existence of the material weakness in our internal control over financial reporting previously disclosed and discussed below.

Other than the events giving rise to the material weakness and our steps to remediate the material weakness, each as described below, no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended April 1, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

A material weakness (within the meaning of PCAOB Auditing Standard No. 2) is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

As previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 the Company identified a material weakness in its internal controls over financial reporting. Specifically, the Company’s resources and level of technical accounting expertise within the accounting function are insufficient to properly evaluate and account for non-routine or complex transactions, such as the determination of accounting for long-lived asset impairments. Consequently, the Company’s controls over the selection and application of complex accounting policies in accordance with generally accepted accounting principles are inadequate and constitute a material weakness in the design of internal control over financial reporting based on the criteria in the Internal Control—Integrated Framework. We believe this material weakness continued to exist at April 1, 2006.

Management has concluded that we lacked sufficient technical accounting personnel possessing competencies commensurate with our financial reporting requirements, which constitutes a material weakness in our internal control over financial reporting. In response to this condition originally identified in 2004, we recruited additional experienced accounting professionals and increased the levels of training for our accounting staff in 2005. We are evaluating the effectiveness of the steps taken in 2005 and the need for additional resources. We anticipate that we may report that this material weakness continues to exist in our fiscal second quarter 2006 Form 10-Q.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

The risk factors set forth below were previously disclosed in our Form 10-K for the fiscal year ended December 31, 2005. There have not been any material changes from the risk factors previously discussed in our Form 10-K. These risks are not the only ones facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially or adversely affect our financial condition and/or operating results.

Failure to achieve and maintain effective internal controls could have a material adverse effect on our business, operating results and stock price.    Our management is required to periodically evaluate the design and effectiveness of our disclosure controls and procedures. During the course of its evaluation for the year ended December 25, 2004, our management identified a material weakness in our application of generally accepted accounting standards, which continued through December 31, 2005. In addition, we have documented and tested our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires our management to annually assess the effectiveness of our internal control over financial reporting. During the course of our testing we identified the need to increase the accounting staff’s overall knowledge and understanding of Securities and Exchange Commission rules and regulations and generally accepted accounting standards. We plan to increase the staff’s knowledge through the hiring of resources and additional training. Any failure to implement or difficulties experienced in implementing improved controls or any failure to maintain existing effective controls could have a material adverse effect on our business, operating results and stock price. For the three month period ended April 1, 2006 we have increased our accounting staff and we are evaluating the necessity for additional resources. As a result of the material weakness described above, our disclosure controls and procedures were not effective as of December 31, 2005 and April 1, 2006, which could result in a material misstatement in our annual and interim financial statements.

We have experienced a history of losses and have a significant accumulated deficit.    Since inception, we have incurred significant net operating losses. As of April 1, 2006 we had an accumulated deficit of $114.0 million. While we did generate a profit in 2005 and the three month period ended April 1, 2006, there can be no assurance that we will maintain profitability in the future.

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

On May 3, 2006, the Company held its Annual Meeting of Stockholders to consider and vote upon the following proposals:

(1)	A proposal to elect six (6) directors of the Company to serve until the next Annual Meeting of Stockholders and until their successors are duly elected and qualified.
(2)	A proposal to ratify an amendment to the Company’s 2001 Equity Incentive Plan to increase the number of shares authorized for issuance under the Plan.
(3)	A proposal to ratify the appointment of Deloitte & Touche LLP as the independent registered public accounting firm of the Company for the current fiscal year.
(4)	Such other business as may properly come before the meeting or any adjournments thereof.

Results with respect to the voting on each of the proposals were as follows:

Proposal 1:	Director Nominee	For	Withheld Authority
	John C.C. Fan	58,046,882	1,435,104
	David E. Brook	48,064,902	11,417,084
	Andrew H. Chapman	56,554,340	2,927,646
	Morton Collins	56,548,773	2,993,213
	Chi Chia Hsieh	58,412,997	1,068,989
	Michael J. Landine	56,494,791	2,987,195

Proposal 2:	For	Against	Abstentions	Broker Non-Votes
	23,979,211	3,542,238	194,978	31,765,559

Proposal 3:	For	Against	Abstentions	Broker Non-Votes
	58,950,250	329,017	202,719	0

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Description
31.1	Certificate of John C.C. Fan, Chief Executive Officer of the Registrant, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

31.2	Certificate of Richard A. Sneider, Chief Financial Officer of the Registrant, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.1	Certificate of John C.C. Fan, Chief Executive Officer of the Registrant, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2	Certificate of Richard A. Sneider, Chief Financial Officer of the Registrant, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KOPIN CORPORATION (Registrant)

Date: May 11, 2006	By:	/S/ JOHN C.C. FAN
John C.C. Fan President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date: May 11, 2006	By:	/S/ RICHARD A. SNEIDER
Richard A. Sneider Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)