Form 10-Q
period 2006-07-01
KOPIN CORP
filed 2006-08-10
CIK 771266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 1, 2006

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

Large Accelerated Filer  ☐    Accelerated Filer  ☒    Non-Accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 4, 2006
Common Stock, par value $.01	67,877,584

Kopin Corporation

Part 1: FINANCIAL INFORMATION

Item 1: Consolidated Financial Statements

KOPIN CORPORATION

CONSOLIDATED BALANCE SHEETS

	July 1, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and equivalents	$26,338,066	$31,502,645
Marketable securities, at fair value	85,428,632	88,254,220
Accounts receivable, net of allowance of $280,000 and $281,000 in 2006 and 2005	9,718,290	7,937,397
Accounts receivable from unconsolidated affiliates	3,771,905	3,040,012
Unbilled receivables	1,696,760	2,037,406
Inventory	8,010,543	9,256,739
Prepaid expenses and other current assets	1,706,683	1,900,479

Total current assets	136,670,879	143,928,898
Property, plant and equipment, net	14,774,009	11,250,453
Other assets	10,760,578	11,152,666

Total assets	$162,205,466	$166,332,017

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,695,552	$7,299,696
Accounts payable to unconsolidated affiliates	504,450	1,034,586
Accrued payroll and expenses	1,972,934	2,902,909
Accrued warranty	1,030,000	1,030,000
Billings in excess of revenue earned	1,063,092	1,080,810
Accrued tax	97,000	300,000
Other accrued liabilities	1,205,070	1,145,731

Total current liabilities	12,568,098	14,793,732
Asset retirement obligations	756,099	740,000
Minority interest in subsidiary	4,346,700	4,337,925
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $.01 per share: authorized, 3,000 shares; none issued	—	—
Common stock, par value $.01 per share: authorized, 120,000,000 shares; issued 71,272,811 shares in 2006 and 71,235,036 shares in 2005	712,728	712,350
Additional paid-in capital	266,547,210	267,565,043
Deferred compensation	—	(2,458,509)
Treasury stock (2,905,480 shares as of July 1, 2006, at cost)	(12,117,004)	(7,398,868)
Accumulated other comprehensive income	1,519,889	2,122,241
Accumulated deficit	(112,128,254)	(114,081,897)

Total stockholders’ equity	144,534,569	146,460,360

Total liabilities and stockholders’ equity	$162,205,466	$166,332,017

See notes to consolidated financial statements

KOPIN CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Six Months Ended
	July 1, 2006	June 25, 2005	July 1, 2006	June 25, 2005
Revenues:
Product revenues	$18,117,679	$20,481,962	$35,063,614	$37,747,260
Research and development revenues	808,759	555,616	2,552,686	2,194,250

	18,926,438	21,037,578	37,616,300	39,941,510
Expenses:
Cost of product revenues	12,792,330	13,191,709	25,708,639	24,095,379
Research and development	2,541,393	2,705,638	5,438,852	6,104,969
Selling, general and administrative	3,940,144	3,907,982	7,507,578	7,171,572
Asset impairment	—	—	—	517,902

	19,273,867	19,805,329	38,655,069	37,889,822

(Loss) income from operations	(347,429)	1,232,249	(1,038,769)	2,051,688
Other income and (expense):
Interest income	1,194,943	823,437	2,373,972	1,600,687
Other income	26,782	2,962	26,782	5,326
Gain on sale of Micrel common stock	1,208,000	—	1,208,000	—
Foreign currency transaction (losses) gains	(143,357)	7,678	(480,925)	(162,496)
Interest and other expense	(23,780)	(2,973)	(34,908)	(34,967)

	2,262,588	831,104	3,092,921	1,408,550

Income before minority interest in income (loss) of subsidiary, income taxes and equity losses in unconsolidated affiliates	1,915,159	2,063,353	2,054,152	3,460,238
Minority interest in (loss) income of subsidiary	80,852	(114,058)	249,662	(158,006)

Income before income taxes and equity losses in unconsolidated affiliates	1,996,011	1,949,295	2,303,814	3,302,232
(Provision) benefit for income taxes	(14,068)	(75,988)	27,932	(108,227)

Income before equity losses in unconsolidated affiliates	1,981,943	1,873,307	2,331,746	3,194,005
Equity loss in unconsolidated affiliates	(106,380)	—	(378,103)	(149,508)

Net income	$1,875,563	$1,873,307	$1,953,643	$3,044,497

Income per share:
Basic	$.03	$.03	$.03	$.04

Diluted	$.03	$.03	$.03	$.04

Weighted average number of common shares outstanding:
Basic	68,268,009	69,520,488	68,525,537	69,779,619

Diluted	68,565,497	69,722,261	68,865,300	69,983,427

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(unaudited)

	Three Months Ended		Six Months Ended
	July 1, 2006	June 25, 2005	July 1, 2006	June 25, 2005
Net income	$1,875,563	$1,873,307	$1,953,643	$3,044,497
Foreign currency translation adjustments	213,138	(93,219)	705,880	178,853
Unrealized holding (loss) gain on marketable securities	(2,301,711)	1,669,333	(1,308,232)	80,892

Comprehensive (loss) income	$(213,010)	$3,449,421	$1,351,291	$3,304,242

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Six months ended July 1, 2006 and June 25, 2005

(unaudited)

	Common Stock		Additional Paid-in Capital	Deferred Compensation	Treasury Stock	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares	Amount
Balance, December 25, 2004	70,130,615	$701,306	$263,460,874	$(922,946)	$(671,235)	$2,370,967	$(125,753,126)	$139,185,840
Exercise of stock options	173,865	1,738	80,764	—	—	—	—	82,502
Issuance of unvested stock	240,000	2,400	897,600	(900,000)	—	—	—	—
Compensation expense for nonvested stock	—	—	—	355,658	—	—	—	355,658
Forfeiture of nonvested stock	(7,125)	(71)	(34,540)	34,611	—	—	—	—
Net unrealized holding gain on marketable securities	—	—	—	—	—	80,892	—	80,892
Foreign currency translation adjustments	—	—	—	—	—	178,853	—	178,853
Treasury stock purchases	—	—	—	—	(4,675,172)	—	—	(4,675,172)
Net income	—	—	—	—	—	—	3,044,497	3,044,497

Balance, June 25, 2005	70,537,355	705,373	264,404,698	(1,432,677)	(5,346,407)	2,630,712	(122,708,629)	138,253,070

Balance, December 31, 2005	71,235,036	712,350	267,565,043	(2,458,509)	(7,398,868)	2,122,241	(114,081,897)	146,460,360
Change in accounting for stock compensation	—	—	(2,458,509)	2,458,509	—	—	—
Exercise of stock options	64,525	645	277,117	—	—	—	—	277,762
Stock-based compensation expense	—	—	1,163,292	—	—	—	—	1,163,292
Forfeiture of nonvested stock	(26,750)	(267)	267	—	—	—	—	—
Net unrealized holding loss on marketable securities	—	—	—	—	—	(1,308,232)	—	(1,308,232)
Foreign currency translation adjustments	—	—	—	—	—	705,880	—	705,880
Treasury stock purchases	—	—	—	—	(4,718,136)	—	—	(4,718,136)
Net income	—	—	—	—	—	—	1,953,643	1,953,643

Balance, July 1, 2006	71,272,811	$712,728	$266,547,210	$—	$(12,117,004)	$1,519,889	$(112,128,254)	$144,534,569

See notes to consolidated financial statements.

KOPIN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended
	July 1, 2006	June 25, 2005
Cash flows from operating activities:
Net income	$1,953,643	$3,044,497
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,727,451	1,836,199
Amortization of interest premium or discount	144,189	193,635
Minority interest in (loss) income of subsidiary	(249,662)	158,006
Equity losses in unconsolidated affiliates	378,103	149,508
Net gain on investment activity	(1,208,000)	—
Stock based compensation	1,163,292	355,658
Change in other non-cash items	—	560,000
Impairment charge	—	517,902
Changes in assets and liabilities:
Accounts receivable	(1,851,104)	(88,326)
Inventory	1,100,255	(1,038,394)
Prepaid expenses and other current assets	224,740	(475,283)
Accounts payable and accrued expenses	(3,466,276)	(281,263)
Billings in excess of revenue earned	(17,718)	(299,329)

Net cash (used in) provided by operating activities	(101,087)	4,632,810

Cash flows from investing activities:
Proceeds from sale of marketable securities	19,124,914	12,357,833
Purchases of marketable securities	(13,906,502)	(4,798,719)
Other assets	(114,005)	(47,625)
Investment in KoBrite and other equity investments	(2,500,000)	(3,000,000)
Proceeds from sale of equipment	—	4,500,000
Capital expenditures	(3,901,318)	(353,147)

Net cash (used in) provided by investing activities	(1,296,911)	8,658,342

Cash flows from financing activities:
Treasury stock purchases	(4,718,136)	(4,675,172)
Proceeds from exercise of stock options	277,762	82,502

Net cash used in financing activities	(4,440,374)	(4,592,670)

Effect of exchange rate changes on cash	673,793	140,759

Net (decrease) increase in cash and equivalents	(5,164,579)	8,839,241
Cash and equivalents:
Beginning of period	31,502,645	17,816,495

End of period	$26,338,066	$26,655,736

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$345,368	—

See notes to consolidated financial statements.

KOPIN CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The consolidated financial statements for the three and six months ended July 1, 2006 and June 25, 2005 are unaudited and include all adjustments, which, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. All such adjustments are of a normal recurring nature.

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

2. FOREIGN CURRENCY TRANSLATION

Assets and liabilities of non-U.S. operations are translated into U.S. dollars at period-end exchange rates, and revenues and expenses at rates prevailing during the period. Currency translation adjustments are recorded as part of accumulated other comprehensive income and aggregate $3,220,539 of accumulated other comprehensive income at July 1, 2006. Transaction gains or losses are recognized in other income or expense, in the statement of operations.

3. INVENTORY

Inventory is stated at the lower of cost (determined on the first-in, first-out or specific identification method) or market and consists of the following at July 1, 2006 and December 31, 2005:

	July 1, 2006	December 31, 2005
Raw materials	$5,065,742	$5,434,246
Work-in-process	458,940	319,325
Finished goods	2,485,861	3,503,168

	$8,010,543	$9,256,739

4. NET INCOME PER SHARE

Basic net income per share is computed using the weighted average number of shares of common stock outstanding during the period less any unvested shares. Diluted net income per share is computed using the weighted average number of common shares and potential common shares outstanding during the period using the treasury stock method. Potential common shares have not been included in any periods in which the effect would be anti-dilutive. For the six months ended July 1, 2006 and June 25, 2005, 339,763 and 203,808 common share equivalents, respectively, are included in the diluted earnings per share calculation from the assumed exercise of outstanding stock options and repurchases under the treasury stock method. For the six months ended July 1, 2006 and June 25, 2005 stock options and unvested shares aggregating 6,768,419 and 8,638,707 shares, respectively, were outstanding but not included in the computation of diluted earnings per share as the inclusion would be anti-dilutive.

5. STOCK BASED COMPENSATION

The Company has stock-based awards outstanding under several plans. The Company’s 1992 Stock Option Plan (the 1992 Plan), which expired on December 31, 2001, permitted the granting of both nonqualified stock options and incentive stock options and authorized 15,000,000 shares of common stock (including shares issued upon exercise of options granted pursuant the Company’s 1985 Stock Option Plan). In 2001 the Company adopted a 2001 Equity Incentive Plan (the Equity Plan) and a 2001 Supplemental Equity Plan (the Supplemental Plan). The Equity Plan was approved by shareholders and the Supplemental Plan was approved by the Board of Directors of the Company. The Equity Plan as amended permits the granting of both nonqualified and incentive stock options and restricted stock awards. The Equity Plan authorized 5,000,000 shares of common stock, which may be issued to employees, non-employees, and members of the Board of Directors (the

Board). The Supplemental Plan authorized 1,300,000 shares of common stock, which may be issued to employees and only permits the issuance of nonqualified stock options and restricted stock awards. The option price of incentive stock options shall not be less than 100% of the fair market value of the stock at the date of grant, or in the case of certain incentive stock options, at 110% of the fair market value at the time of the grant. Options must be exercised within a ten-year period or sooner if so specified within the option agreement. The term and vesting period for restricted stock awards and options granted under plans are determined by the Board’s compensation committee. Nonvested stock awards and the options granted generally vest over either two or four year service periods, although the vesting of some awards may accelerate if certain conditions are met.

Prior to January 1, 2006, the Company accounted for its equity-based compensation plans under the recognition and measurement provision of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related Interpretations, as permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), using the modified prospective application transition method. Under this transition method, compensation cost recognized includes compensation costs for all share-based payments granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all share-based payments granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Accordingly, prior period amounts have not been restated.

As a result of adopting SFAS 123R, the Company’s income before provision for income taxes and net income for the three and six months ended July 1, 2006 are approximately $380,000 and $820,000 lower, respectively, than if we had continued to account for share-based compensation under APB 25. Basic and diluted earnings per share for the three and six months ended July 1, 2006 would have been $0.01 higher if the Company had not adopted SFAS 123R, and continued to account for stock awards under APB 25.

The following table illustrates the effect on the net income and net income per share had the Company used the fair-value recognition provisions of SFAS No. 123, and its amendment to measure employee stock compensation for the comparable period in fiscal 2005.

	Three months ended June 25, 2005	Six months ended June 25, 2005
Net income, as reported	$1,873,307	$3,044,497
Plus: Amortization of deferred compensation	172,661	355,658
Less: Total stock-based employee compensation determined under fair value method	(519,133)	(1,048,603)

Pro Forma net income	$1,526,835	$2,351,552

Earning per share:
Basic, as reported	$.03	$.04

Basic, pro forma	$.02	$.03

Diluted, as reported	$.03	$.04

Diluted, pro forma	$.02	$.03

A summary of award activity under the stock option plans as of July 1, 2006 and changes during the six month period is as follows:

	Six Months Ended July 1, 2006
	Shares	Weighted Average Exercise Price
Balance, January 1, 2006	8,936,918	$8.75
Options granted	—	—
Options forfeited	(405,219)	11.48
Options exercised	(64,525)	4.30

Balance, July 1, 2006	8,467,174	$8.66

Exercisable, July 1, 2006	7,503,473	$9.13

The following table summarizes information about stock options outstanding and exercisable at July 1, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.01—$ 3.55	790,669	3.57	$2.96	691,919	$2.89
$ 3.75—$ 4.97	2,470,871	5.04	4.22	2,000,765	4.21
$ 5.00—$ 9.95	2,242,114	6.66	6.43	1,922,269	6.61
$10.00—$13.00	1,939,120	4.68	10.37	1,864,120	10.39
$14.31—$44.88	1,024,400	4.97	25.38	1,024,400	25.38

	8,467,174	5.24	8.66	7,503,473	9.13

Aggregate intrinsic value on July 1, 2006	$511,241			$498,628

No options were issued during the six months ended July 1, 2006. During the six months ended June 25, 2005 the Company issued 556,450 stock options at a weighted-average grant date fair value of $3.68. The total intrinsic value of options exercised during the six months ended July 1, 2006 was $64,081. Cash received from option exercises under all share-based payment arrangements was approximately $278,000 for the six months ended July 1, 2006. No tax benefits were realized during this period due to the existence of tax net operating loss carryforwards.

The Company has issued shares of nonvested common stock to certain employees. Each award requires the employee to fulfill certain obligations, including remaining employed by the Company for two or four years (the vesting period). However, 293,000 of the outstanding shares will vest immediately upon the Company achieving profitability in either 2006 and/or 2007.

A summary of the activity for nonvested share awards as of July 1, 2006 and changes during the six months then ended is presented below:

	Shares	Weighted Average Grant Fair Value
Balance, January 1, 2006	467,750	$5.28
Granted	—	—
Forfeited	(26,750)	5.19
Vested	—	—

Balance, July 1, 2006	441,000	$5.28

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

	Six Months Ended
	July 1, 2006	June 25, 2005
Dividend yields	N/A	0%
Expected volatility	N/A	72.69%
Risk free interest rates	N/A	4.22%
Expected lives in years	N/A	4

The following table summarizes stock-based compensation expense related to employee stock options and nonvested stock awards under SFAS123(R) for the three and six months ended July 1, 2006 (no tax benefits were recognized):

	July 1, 2006
	Three months ended	Six months ended
Cost of product revenues	$110,000	$257,000
Research and development	82,000	154,000
Selling, general and administrative	356,000	752,000

Total	$548,000	$1,163,000

The total unrecognized compensation cost related to nonvested stock awards is expected to be recognized over a weighted average period of 2 years. The total unrecognized compensation cost is as follows at July 1, 2006:

Stock option awards	$1,613,484
Nonvested stock awards	2,017,482

$3,630,966

6. OTHER CURRENT AND NON CURRENT ASSETS

Other assets consist primarily of the Company’s investment in Micrel Incorporated (Micrel) and non-marketable equity securities in various companies. At July 1, 2006, current assets also include a receivable for an expected insurance recovery.

Insurance Recovery

In January 2006 Kowon experienced a fire at its production facility. Damages, as a result of the destruction of property, were approximately $600,000. The Company believes the property damage is covered by insurance and accordingly has recorded a write-down of equipment and inventory offset by an insurance receivable. The Company has made a claim for additional costs incurred and recovery of such amounts, if any, will be recognized when the recovery is received.

Marketable Equity Security

As of July 1, 2006 the Company held approximately 200,000 shares of Micrel common stock as available-for-sale with a market value of approximately $2,022,600 and an adjusted cost basis of approximately $1,812,000. The fair value of this investment at December 31, 2005 was approximately $2,342,000. On April 4, 2006, the Company sold 200,000 shares of Micrel common stock for approximately $3,002,000. The gain recognized on the sale is separately presented in the statement of operations.

Non-Marketable Securities

Related party receivables at July 1, 2006 and December 31, 2005 approximate the following amounts:

	July 1, 2006	December 31, 2005
Advanced Wireless Semiconductor	$3,242,000	$2,530,000
Kopin Taiwan Corporation	530,000	510,000

Accounts receivable from unconsolidated affiliates	$3,772,000	$3,040,000

At July 1, 2006, the Company had a 40% interest in Kopin Taiwan Corp (KTC), which is accounted for using the equity method and had a carrying value of $0. The Company has manufactured products for KTC to sell to their customers and KTC manufactures products for the Company to sell to its customers. In addition, the Company provides technical services to KTC and sells raw substrates. For the three and six months ended July 1, 2006 the Company had product sales to KTC of approximately $5,000 and $33,000, respectively, as compared to approximately $14,000 and $165,000 for the three and six months ended June 25, 2005, respectively. For the three and six months ended July 1, 2006 the Company had purchases from KTC of approximately $504,000 and $725,000, respectively, as compared to approximately $903,000 and $1,285,000, for the three and six months ended June 25, 2005, respectively.

At July 1, 2006 the Company had an investment in Advance Wireless Semiconductor Company (AWSC), with a carrying value of approximately $300,000, which the Company accounts for on the cost basis. The Company invested approximately $500,000 in AWSC subsequent to July 1, 2006 to retain its approximate proportional ownership interest in an AWSC equity offering.

One of the Company’s Directors is chairman of KTC and owns approximately 1.0% of the outstanding common stock of KTC. One of the Company’s Directors is a director of AWSC and several directors and officers own amounts ranging from 0.1% to 0.5% of the outstanding stock of AWSC.

At July 1, 2006, the Company had an investment in Kenet, Inc. with a carrying value of approximately $5,396,000, which is carried under the cost method, and includes the Company’s approximate $2.5 million investment in the three month period ended July 1, 2006. The Company invested the additional approximate $2.5 million in Kenet to retain its approximate proportional interest in a Kenet equity offering. The Company’s Chief Executive Officer is a founder and board member of this company and owns approximately 2.3% of this company. Certain directors and an officer of the Company have also invested in this company and their ownership ranges from 0.1% to 1.0%.

Certain officers and directors have invested in some of the Company’s investee companies, including Micrel. The Company has a loan to a non-officer employee for $170,000 which is due in 2006.

In February 2005 the Company contributed its CyberLite LED technology, production know-how, and $3.0 million to a joint venture, KoBrite, formed to manufacture and sell LEDs. For its contribution, the Company received a 23% interest in KoBrite. In addition, KTC contributed $2.0 million for a 15% interest in KoBrite and unrelated investors contributed an additional $9.0 million. Subsequent to July 1, 2006, in a KoBrite equity offering, the Company invested an additional approximately $2.0 million in the KoBrite joint venture to retain its approximate proportional interest. KoBrite was established under the laws of Mauritius for the purpose of constructing manufacturing operations in China and contract manufacturing operations in Taiwan. Subsequent to its establishment, KoBrite entered into an agreement, which required it to pay the Company a total of $7.5 million for the transfer of certain equipment and the performance of research and training activities. Approximately $6.0 million of the $7.5 million was allocated to the value of the equipment transferred and $1.5 million was allocated to the performance of research and training activities. This transaction resulted in the Company recording an impairment charge for the fiscal year ended December 25, 2004. In the three months ended March 26, 2005 the Company recorded an additional impairment charge of approximately $518,000 resulting from additional costs to complete the sale of the equipment. Through December 31, 2005 the Company had received $6.7 million of the $7.5 million due from KoBrite. During the three months ended April 1, 2006, the Company recorded revenue of approximately $850,000 after completing all services and deliverables and achieved acceptance from KoBrite. At April 1, 2006 all amounts owed to the Company by KoBrite for this transaction had been paid.

The Company accounts for its ownership interest in KoBrite using the equity method. KoBrite’s results are recorded one quarter in arrears from the Company’s. During the three and six months ended July 1, 2006, the Company recorded losses of approximately $106,000 and $378,000, respectively, as compared to the three and six months ended June 25, 2005, when the Company recorded losses of approximately $0 and $150,000, respectively, in “Equity losses in unconsolidated affiliates” in the Statement of Operations.

Summarized aggregate financial information for KTC and KoBrite is provided in the table below. The three and six month periods ended July 1, 2006 includes KTC and KoBrite financial information. The three and six month periods ended June 25, 2005 includes the financial information of KTC for that period and the financial information for KoBrite beginning with the three months ended June 25, 2005.

	Three Months Ended		Six Months Ended
	July 1, 2006	June 25, 2005	July 1, 2006	June 25, 2005
Revenue	$1,230,000	$860,000	$1,615,000	$1,498,000
Gross loss	(490,000)	(209,000)	(969,000)	(475,000)
Loss from operations	(1,343,000)	(1,402,000)	(3,707,000)	(2,133,000)
Net loss	(1,335,000)	(1,371,000)	(3,673,000)	(2,094,000)

7. STOCKHOLDERS’ EQUITY

The Company has an ongoing authorization, as amended, from the Board of Directors to repurchase the Company’s common stock in open market or negotiated transactions. As of July 1, 2006, the Company had a remaining authorization to repurchase up to $3,160,723 of its common stock. During the six months ended July 1, 2006 the Company repurchased an aggregate of 960,000 shares of its common stock for an aggregate $4,498,037, an average per share price of $4.69.

At July 1, 2006 the Company has reserved approximately 1,800,000 shares of common stock for issuance under the Company’s stock award plans.

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

	Six Months Ended
	July 1, 2006	June 25, 2005
Beginning Balance	$1,030,000	$1,030,000
Additions	193,000	287,000
Claim and reversals	(193,000)	(287,000)

Ending Balance	$1,030,000	$1,030,000

9. INCOME TAXES

As of July 1, 2006, the Company has available for tax purposes substantial federal net operating loss carryforwards expiring through the year 2025. The Company has recognized a full valuation allowance for its net operating loss carryforwards and other net deferred tax assets for entities in the United States tax jurisdictions due to the uncertainty of realization of such assets. The Company’s Korean operations has historically been profitable and has recognized net deferred tax assets of approximately $0.5 million at July 1, 2006, including operating losses for tax purposes. Such losses may be carried forward for 5 years. In the event that recovery of the deferred tax assets is no longer more likely than not, the Company would record a valuation allowance against such assets.

10. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the impact of the Interpretation on its financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995, including without limitation statements made relating to our expectation that sales to Skyworks Solutions and Samsung will continue to represent a significant portion of our revenues for 2006 and our revenues from Samsung and JVC will decrease from their 2005 levels; our expectation that Sony and Sanyo’s share of camcorder business will increase in 2006 and our business will decline; our expectation that sales of our CyberDisplay products to customers who use them in camcorder applications will decline; our expectation that KoBrite will incur additional losses in the near term; our belief that in 2006 we will commence the process to establish an 8 inch CyberDisplay manufacturing line and phase out our 6 inch manufacturing line; our belief that our material weakness in our internal controls will continue to exist in our fiscal third quarter 2006; our belief that sales of our HBT transistor wafers to Skyworks Solutions will continue to represent a significant portion of our revenues for the near future; our expectation that a significant market for new wireless communications devices, including personal entertainment systems, will develop; our expectation that our CyberDisplay products will benefit from further general technological advances in the design and production of integrated circuits and active matrix LCDs, resulting in further improvements in resolution and miniaturization; our expectation that sales into the high speed fiber optic switching equipment market will not be significant in fiscal year 2006; our expectation not to pay cash dividends for the foreseeable future and to retain earnings for the development of our businesses; our expectation, based on current negotiations with our customers and certain contractual obligations, that the prices of certain products will decline in fiscal year 2006; our expectation that the sale prices of our commercial displays will decline, but our military product sales will increase, in fiscal year 2006; our expectation that we will expend between $8.0 and $12.0 million on capital expenditures over the next twelve months; our expectation that our third quarter would be our strongest sales quarter followed by our second quarter, fourth quarter and first quarter, in that order; our expectation that our sales to camcorder manufacturers will decline at a faster rate than the overall decline in the camcorder market; our expectation that prices of our HBT transistor will decline by approximately 15 to 20 percent during fiscal year 2006; our expectation that competition will increase; our belief that our CyberDisplay products are well suited for new applications such as reading e-mail and browsing the Internet using digital wireless devices and other consumer electronics devices; our belief that small form factor displays will be a critical component in the development of advanced wireless communications systems; our belief that general technological advances in the design and fabrication of integrated circuits, LCD technology and LCD manufacturing processes will allow us to continue to enhance our CyberDisplay product manufacturing process; our belief that it would be costly for our HBT transistor wafer customers to switch to an alternate supplier; our belief that continued introduction of new products in our target markets is essential to our growth; our belief that GAIN HBT transistor wafers provide the performance characterization necessary for the next generation of wireless handsets and optoelectronic components; our belief that the costs of producing gallium arsenide integrated circuits by our customers will continue to exceed the costs associated with the production of competing silicon integrated circuits; our belief that our future success will depend primarily upon the technical expertise, creative skills and management abilities of our officers and key employees rather than on patent ownership; our belief that our available cash resources will support our operations and capital needs for at least the next twelve months; and our belief that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations, and cash flows should not be material. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industries in which we operate, management’s beliefs, and assumptions made by management. In addition, other written or oral statements, which constitute forward-looking statements, may be made by or on behalf of us. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “could”, “seeks”, “estimates”, variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements, whether as a result of new information, future events or otherwise. Factors that could cause or contribute to such differences in outcomes and results include, but are not limited to, those discussed below in Item 1A and those set forth in our other periodic filings filed with the Securities and Exchange Commission.

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

Investment Valuation

We hold a minority investment in Micrel, Incorporated, a publicly traded company whose share prices have been and may continue to be highly volatile. We consider this investment to be “available for sale” and accordingly account for fluctuations in the value of this investment in accumulated other comprehensive income. If, however, we were to determine that the fair value of this investment had been other than temporarily impaired, we would be required to charge the loss directly to the statement of operations. This investment had a fair market value of $2.0 million at July 1, 2006, which was in excess of our carrying value at that date. The determination that a decline is other-than-temporary is subjective and influenced by many factors. When assessing a publicly-traded investment for an other-than-temporary decline in value, we consider such factors as, among other things, how significant the decline in value is as a percentage of the original cost, how long the market value of the investment has been less than its original cost, the performance of the investee’s stock price in relation to the stock price of its competitors within the industry and the market in general and analyst recommendations. We also review the financial statements of the investee to determine if the investee is experiencing financial difficulties. In the event our judgments change as to other-than-temporary declines in value, we may record an impairment loss, which could have an adverse impact on our results of operations.

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

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, we periodically review the carrying value of our long-lived assets to determine if facts and circumstances suggest that they may be impaired or that the amortization or depreciation period may need to be changed. The carrying value of a long-lived asset is considered impaired when the anticipated identifiable undiscounted cash flows from such asset are less than its carrying value. For assets that are to be held and used, impairment is measured based upon the amount by which the carrying amount of the asset exceeds its fair value. If our estimates of anticipated future cash flows or market conditions were incorrect, additional impairment charges may be required. During fiscal year 2005, we recognized a $0.5 million impairment charge related to assets held for use or being transferred to the KoBrite joint venture and long-lived assets supporting the III-V business. The carrying value of our long-lived assets was $14.8 million on July 1, 2006.

Product Warranty

We generally sell products with a limited warranty of product quality and a limited indemnification of customers against intellectual property infringement claims related to our products. We accrue for known warranty and indemnification issues if a loss is probable and can be reasonably estimated. As of July 1, 2006, we had a warranty reserve of $1,030,000, which represents the estimated liabilities for warranty claims in process, potential warranty issues customers have notified us about and an estimate based on historical failure rates. For the six months ended July 1, 2006 and June 25, 2005 our warranty expense was approximately $193,000 and $287,000, respectively. If our estimates for warranty claims are incorrect, our revenue could be overstated and profits would be negatively impacted.

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

We have two principal sources of revenues: product revenues and research and development revenues. Product revenues consist of sales of our CyberDisplay products and our III-V products, principally gallium arsenide (GaAs) HBT transistor wafers. Research and development revenues consist primarily of development contracts with agencies of the U.S. government and amounts earned under agreements with KoBrite, discussed below. For the six months ended July 1, 2006, research and development revenues were $2.6 million or 6.8% of total 2006 revenues and $2.2 million, or 5.5% of total revenues for the corresponding period in 2005.

In the fourth quarter of fiscal year 2004, the Company entered into a joint venture, KoBrite, with a Taiwanese-based light emitting diode (LED) manufacturer, Kopin Taiwan Corporation and financial investors. Subsequent to its formation, KoBrite entered into agreements with the Company to purchase certain equipment and have the Company perform research and training activities with KoBrite employees. During the six months ended July 1, 2006 and June 25, 2005, the Company recorded revenues of $850,000 and $650,000, respectively, related to research and development and training services for KoBrite.

Results of Operations

Revenues. Our total revenues for the three and six month periods ended July 1, 2006 and June 25, 2005 were as follows (in millions):

	Three Months Ended		Six Months Ended
Product revenue:	July 1, 2006	June 25, 2005	July 1, 2006	June 25, 2005
Cyber Display	$6.8	$12.0	$12.7	$21.5
III-V	12.1	9.0	24.9	18.4

Total product revenue	$18.9	$21.0	$37.6	$39.9

Included in the III-V revenues are revenues from our CyberLite LED product sales and research and development activities which we no longer perform. For the three and six months ended July 1, 2006 revenues from CyberLite activities were approximately $0 and $850,000, respectively. For the three and six months ended June 25, 2005 revenues from CyberLite activities were approximately $54,000 and $752,000, respectively. The decrease in CyberDisplay revenues in the three and six months ended July 1, 2006 compared to the three and six months ended June 25, 2005 resulted from a decrease in sales of our display products to customers who use our displays primarily for camcorder applications partially offset by an increase in sales to customers who use our displays for military applications. Our principal III-V product is our HBT transistor which is used in wireless handsets. The increase in our III-V revenues, excluding the impact of CyberLite product revenues, is a result of both an increase in the sales of wireless handsets and an increase in the number of HBT transistors in wireless handsets. We expect the prices of our consumer display and III-V products to decline in the range of 15 to 20% in fiscal year 2006, relative to fiscal year 2005. The overall increase or decrease in the average sales price of our display will be dependent on the sales mix of consumer and military display sales. In fiscal year 2006, we expect the sale prices of our displays for consumer applications to decline but we expect an increase in military product sales, as compared to fiscal year 2005, which have higher unit selling prices. Military display sales accounted for 17% and 20% of total revenues, respectively, for the three month periods ended July 1, 2006 and June 25, 2005.

For the three months ending September 30, 2006, we expect total revenues of $18.5 to $20.5 million. Our military program has been transitioning to two new customers and we have experienced delays in this transition. How successful this transition is managed by our customers and us, and how successful our customers are in obtaining qualification with the government will impact our third quarter results of operations.

Research and development revenues for the three and six months ended July 1, 2006 were $0.8 million and $2.6 million compared to $0.5 million and $2.2 million for the three and six months ended June 25, 2005, respectively. During the three and six months ended July 1, 2006 and June 25, 2005, the Company recorded revenues of $0 and $850,000 and $0 and $650,000, respectively, related to research and development and training services for KoBrite.

We believe that we have captured a significant share in the markets for applications which currently use HBT transistor wafers, principally wireless handsets, and we will need to increase sales in other applications to generate revenue growth in this product lines. In addition, we believe that our sale of display products to the camcorder market will continue to decline in the second half of fiscal 2006. Our current analysis and discussions with customers indicate that commercial display pricing for fiscal year 2006 is expected to decline significantly for camcorder applications from fiscal year 2005. As a result we are declining to bid on certain new programs offered by our customers. If sales of our CyberDisplay products decline significantly we may be required to record an impairment charge related to the recovery of certain long-lived assets and it may impact our ability to recover deferred tax assets.

International sales represented 38% and 36% of revenues for the six months ended July 1, 2006 and June 25, 2005, respectively. The decrease in international sales is primarily attributable to the net effect of a decrease in display sales for camcorder and digital still camera applications, which are primarily to foreign customers, and an increase in domestic sales of our displays for military applications and sales of our HBT products. The international sales percentage excludes the impact of approximately $850,000 and $650,000, respectively, of revenues from the KoBrite joint venture in the six months ended July 1, 2006 and June 25, 2005, respectively. International sales are primarily sales of CyberDisplay products to consumer electronic manufacturers primarily located in Japan and Korea, and HBT product sales to customers located in Taiwan. Our international sales are primarily denominated in U.S. currency. Consequently, a strengthening of the U.S. dollar could increase the price in local currencies of our products in international markets and make our products relatively more expensive than competitors’ products that are denominated in local currencies, leading to a reduction in sales or profitability in those international markets. In addition, sales of our CyberDisplay products in Korea are transacted through our Korean subsidiary Kowon Technology Co., LTD. Kowon’s sales are primarily denominated in U.S. dollars. However, Kowon’s local operating costs are primarily denominated in Korean won. As a result, our financial position and results of operations are subject to exchange rate fluctuation. We have not taken any protective measures against exchange rate fluctuations, such as purchasing hedging instruments with respect to such fluctuations, because of the historically stable exchange rate between the Japanese yen, Korean won and the U.S. dollar.

Cost of Product Revenues.

	Three Months Ended		Six Months Ended
Cost of product revenues:	July 1, 2006	June 25, 2005	July 1, 2006	June 25, 2005
Cost of product revenues	$12.8	$13.2	$25.7	$24.1
Cost of product revenues as a % of revenues	70.6%	64.4%	73.3%	63.8%

Cost of product revenues were $12.8 million and $25.7 million for the three and six months ended July 1, 2006, respectively, compared to $13.2 million and $24.1 million for the three and six months ended June 25, 2005, respectively, a quarter over quarter decrease of approximately $0.4 million and a year over year increase of $1.6 million. Cost of product revenues as a percent of sales for the three months ended July 1, 2006 and the three months ended June 25, 2005 were 70.6% and 64.4%, respectively. The increase in our cost of product revenues as a percentage of revenues is primarily a result of declines in unit sales volume of display products and average selling prices of our products. Our cost of product revenues is comprised of materials, labor and manufacturing overhead. Material costs generally change in-line with sales volume fluctuations. However our overhead costs and, to a lesser extent, our labor costs are normally stable and do not fluctuate significantly during a three or twelve month period. Accordingly our gross margin is sales unit volume dependent as decreases in unit sales volume increase the labor and overhead cost per unit sold which decrease the gross margin. CyberDisplay product sales declined 43% in the quarter ended July 1, 2006 as compared to the quarter ended June 25, 2005 which resulted in the decline in gross margin. In addition, the average sales prices of our products for the three and six month periods ended July 1, 2006 were lower than the same period in the prior year. During the first six months of fiscal 2006, cost of product revenues included approximately $181,000 in stock compensation expense resulting from our adoption of SFAS 123R.

Research and Development. Research and development (R&D) expenses are incurred in support of internal display and III-V product development programs or programs funded by agencies of the U.S. government, the KoBrite joint venture and commercial partners. R&D costs include staffing, purchases of materials and laboratory supplies, circuit design costs, fabrication and packaging of display products, and overhead. During the first six months of fiscal 2006, R&D expense also included approximately $101,000 in stock compensation expense resulting from our adoption of SFAS 123R. For the three and six months ended July 1, 2006 and June 25, 2005 R&D expense was as follows (in millions):

	Three Months Ended		Six Months Ended
Research and development expense:	July 1, 2006	June 25, 2005	July 1, 2006	June 25, 2005
Funded	$1.4	$1.4	$2.6	$3.6
Internal	1.1	1.3	2.8	2.5

Total product revenue	$2.5	$2.7	$5.4	$6.1

Funded R&D expenses for the six months ended July 1, 2006 declined when compared against the same period of the prior year primarily because of the discontinuance of light emitting diode research in 2005 which was partially offset by an increase in R&D expenses for military programs. For the six months ended June 25, 2005 funded R&D included $1.7 million to support the KoBrite joint venture. During the six month period ended July 1, 2006 we have been performing services under a proposed agreement with the U.S. government for a cost reimbursement contract, which we believe will pay the Company approximately $1.3 million dollars for display development costs. During the six month period ended July 1, 2006, the Company incurred approximately $0.9 million of cost for this project, some of which we believe will be applicable towards the cost reimbursement contract. We have incurred costs for this program prior to the receipt of a contract, therefore have expensed all costs as incurred. We have reported the $0.9 million of incurred expenses as funded research and development expense.

Internal R&D expenses were primarily attributed to the development of our new III-V products, new displays, higher level assembly products and converting and qualifying our display production line to larger diameter wafers.

Selling, General and Administrative. Selling, general and administrative (S,G&A) expenses consist of the expenses incurred by our sales and marketing personnel and related expenses, bad debt expense, and administrative and general corporate expenses. S,G&A expenses were $3.9 million and $7.5 million in the three and six months ended July 1, 2006 compared to $3.9 million and $7.2 million for the three and six months ended June 25, 2005. During the three and six months ended July 1, 2006, the Company recorded an additional $100,000 and $200,000, respectively, of expense for information technology consultants, respectively. Additionally stock-based compensation expenses of approximately $357,000 and $752,000 were recorded for the three and six month periods ended July 1, 2006 as compared to approximately $87,000 and $178,000 for the three and six month periods ended June 25, 2005, respectively. Included in the six month period ended July 1, 2006 stock compensation expense is an incremental approximately $536,000 of expense related to the recognition of stock compensation expense for unvested stock options as of the transition date, the balance of which will be recognized over the remaining vesting period, from the adoption of SFAS 123R.

Impairment Charge. In connection with the KoBrite joint venture agreement discussed above, we entered into an agreement to sell certain assets of our CyberLite LED product line and discontinued the use of the remaining CyberLite LED product line assets, including equipment, and we recorded a $0.5 million impairment charge in the six month period ended June 25, 2005, which was in addition to the charge recorded in the year ended December 25, 2004.

Other Income and Expense, Net. Other income and expenses, net, was $2.3 million and $3.1 million for the three and six months ended July 1, 2006, respectively, compared to $0.8 million and $1.4 million, respectively, for the corresponding periods in 2005. Included in other income and expense for the three month period ended July 1, 2006 is a $1.2 million gain from the sale of 200,000 shares of our investment in Micrel Semiconductor (Micrel) common stock. Following the sale of the Micrel common stock we own 200,000 shares of Micrel common stock. Other income and expense is typically composed of interest income offset by foreign currency transaction and remeasurement losses incurred by our Korean subsidiary Kowon. In the six months ended July 1, 2006 we recorded approximately $481,000 from losses as compared to approximately $162,000 for the same period in the prior year. These losses primarily result from Kowon holding United States dollars to pay dollar denominated expenses and the remeasurement of such balances into the Korean Won for translation of Kowon’s financial statements into U.S. dollars. As the dollar weakens against other currencies we may be required to record additional losses. We anticipate the dollar may continue to weaken and additional losses will be incurred in fiscal year 2006. We are unable to predict the possible amount the dollar may weaken and the amount of losses that we may have to record.

(Provision) Benefit for Income Taxes. For the three and six months ended July 1, 2006 we have recorded a provision of approximately $14,000 and benefit of approximately $28,000, respectively, compared to a provision of approximately $76,000 and $108,000 for the three and six month period ended June 25, 2005, respectively. The benefit for the six months ended July 1, 2006 reflects the net of expected alternative minimum and certain state taxes in the United States and deferred tax benefits for international taxes.

Equity Losses in Unconsolidated Affiliates. For the three and six months ended July 1, 2006 and June 25, 2005, the equity losses in unconsolidated affiliates are a result of our 23% interest in the operating results of KoBrite.

Liquidity and Capital Resources

We have financed our operations primarily through public and private placements of our equity securities, research and development contract revenues, and sales of our III-V and CyberDisplay products. In November 2001, we filed a registration statement using a “shelf” registration process under which we may, from time to time, offer shares of common stock or debt securities, the aggregate total of which will not exceed $150.0 million. As of July 1, 2006 we had issued an aggregate of 3,000,000 shares for an aggregate of $42.0 million, under this registration statement, and reduced the amount available thereunder to $108.0 million. We believe our available cash resources will support our operations and capital needs for at least the next twelve months.

As of July 1, 2006 we had cash and equivalents and marketable securities of $111.8 million and working capital of $124.1 million compared to $119.8 million and $129.1 million, respectively, as of December 31, 2005. The change in cash and equivalents and marketable securities was primarily due to investments in capital equipment and other assets of approximately $6.0 million and stock repurchases of approximately $4.7 million, offset by proceeds of $3.0 million from the sale of 200,000 shares of Micrel Semiconductor common stock and approximately $2.0 million from the sale of marketable securities. The $0.8 million received from KoBrite is included in cash from operating activities, related to payments from KoBrite for the transfer of equipment and payments for services

The sale of 200,000 shares of Micrel Semiconductor common stock noted above resulted in a $1.2 million gain.

Subsequent to July 1, 2006 we invested approximately $500,000 in Advanced Wireless Semiconductor Company and $2.0 million in our KoBrite joint venture. We had previously invested in these companies and these additional investments represented additional financing events for these companies for which we participated with other shareholders. Our ownership percentage remained approximately the same following the transactions and we received no additional rights.

We have a purchase and supply agreement with a significant HBT customer that expires in July 2008, excluding a last time buy option contained in the agreement. Under the terms of this agreement we have agreed to maintain capacity levels for manufacturing HBT wafers and we committed to a pricing schedule under certain circumstances. The agreement also requires us to give prior notice if we exit our HBT product line. In consideration for this agreement the customer agreed to source 100% of its HBT wafer needs from us subject to the customer’s right to source HBT wafers from other sources if we are unable to meet their requirements under certain circumstances. We agreed that failure to meet our supply obligations under the agreement would allow our customer to obtain court ordered specific performance and if we do not perform we could then be liable for monetary damages up to a maximum of $45.0 million.

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

On October 9, 2002, our Board of Directors authorized the re-purchase of up to $15 million of our common stock over a two year period. Through September 23, 2004, we repurchased a total of 103,200 shares for an aggregate $378,319 under this program. Our Board of Directors subsequently authorized an extension of this program allowing us to purchase up to $14,621,681 of our common stock through October 2006. The specific timing and amount of repurchases, if any, will vary based on market conditions, securities law limitations, and other factors. The repurchases will be made using our cash resources. During the three and six month periods ended July 1, 2006, we repurchased 480,000 shares for $2,178,472 and 960,000 shares for $4,498,037, respectively, under this program. The transactions occurred in open market purchases. This program may be suspended or discontinued at any time without prior notice upon approval of our Board of Directors.

Period	Total number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar of Shares that May Yet Be Purchased Under the Plans or Programs
	(a)	(b)	(c)	(d)
April 1, 2006 through April 29, 2006	150,000	$5.32	150,000	$4,540,571
April 30, 2006 through May 27, 2006	110,000	$4.27	110,000	$4,071,216
May 28, 2006 through July 1, 2006	220,000	$4.14	220,000	$3,160,722

Total	480,000	$4.54	480,000

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the impact of the Interpretation on its financial statements.

Seasonality

The markets we sell into are traditionally seasonal and we would expect that as our business matures, our third quarter would be our strongest sales quarter followed by our second quarter then our fourth quarter and our first quarter would be our lowest sales quarter.

Inflation

We do not believe inflationary forces have materially affected our operations.

Contractual Obligations

The following is a summary of our contractual payment obligations for operating leases as of July 1, 2006:

Contractual Obligations	Total	Less than 1 year	1-3 Years	3-5 years	More than 5 years
Operating Lease Obligations	$2,916,829	$1,269,839	$1,591,990	$55,000	$—

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We invest our excess cash in high-quality government, government-backed and corporate debt instruments, which bear lower levels of relative risk. We believe that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations, and cash flows should not be material to our cash flows or income. It is possible that interest rate movements would increase our unrecognized gain or loss on interest rate securities. Included in other assets is an equity investment in Micrel, Incorporated (Micrel) totaling approximately $2.0 million which is subject to changes in value because of either specific operating issues at Micrel or overall changes in the stock market. We are exposed to changes in foreign currency exchange rates primarily through our translation of our foreign subsidiary’s financial position, results of operations, and transaction gains and losses as a result of non U.S. dollar denominated cash flows related to business activities in Asia, and remeasurement of United States dollars to the functional currency of our Kowon subsidiary. We do not currently hedge our foreign currency exchange rate.

Item 4. Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Act”)) as of July 1, 2006. Based on this evaluation, our CEO and CFO concluded that, as of July 1, 2006, our disclosure controls and procedures were not effective. This conclusion was based on the existence of the material weakness in our internal control over financial reporting previously disclosed and discussed below.

Other than the events giving rise to the material weakness and our steps to remediate the material weakness, each as described below, no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended July 1, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

A material weakness (within the meaning of PCAOB Auditing Standard No. 2) is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

As previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, the Company identified a material weakness in its internal controls over financial reporting. Specifically, the Company’s resources and level of technical accounting expertise within the accounting function are insufficient to properly evaluate and account for non-routine or complex transactions, such as the determination of accounting for long-lived asset impairments. Consequently, the Company’s controls over the selection and application of complex accounting policies in accordance with generally accepted accounting principles are inadequate and constitute a material weakness in the design of internal control over financial reporting based on the criteria in the Internal Control—Integrated Framework. We believe this material weakness continued to exist at July 1, 2006.

Management has concluded that we lacked sufficient technical accounting personnel possessing competencies commensurate with our financial reporting requirements, which constitutes a material weakness in our internal control over financial reporting. In response to this condition originally identified in 2004, we recruited additional experienced accounting professionals and increased the levels of training for our accounting staff in 2005. We are evaluating the effectiveness of the steps taken in 2005 and the need for additional resources. We anticipate that we may report that this material weakness continues to exist in our fiscal third quarter 2006 Form 10-Q.

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

Failure to achieve and maintain effective internal controls could have a material adverse effect on our business, operating results and stock price. Our management is required to periodically evaluate the design and effectiveness of our disclosure controls and procedures. During the course of its evaluation for the year ended December 25, 2004, our management identified a material weakness in our application of generally accepted accounting standards, which continued through December 31, 2005 and July 1, 2006. In addition, we have documented and tested our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires our management to annually assess the effectiveness of our internal control over financial reporting. During the course of our testing we identified the need to increase the accounting staff’s overall knowledge and understanding of Securities and Exchange Commission rules and regulations and generally accepted accounting standards. We plan to increase the staff’s knowledge through the hiring of resources and additional training. Any failure to implement or difficulties experienced in implementing improved controls or any failure to maintain existing effective controls could have a material adverse effect on our business, operating results and stock price. For the three month period ended July 1, 2006 we have increased our accounting staff and we are evaluating the necessity for additional resources. As a result of the material weakness described above, our disclosure controls and procedures were not effective as of December 31, 2005 and July 1, 2006, which could result in a material misstatement in our annual and interim financial statements.

We have experienced a history of losses and have a significant accumulated deficit. Since inception, we have incurred significant net operating losses. As of July 1, 2006 we had an accumulated deficit of $112.1 million. While we did generate a profit in 2005 and the six month period ended July 1, 2006, there can be no assurance that we will maintain profitability in the future.

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

We anticipate that sales to Skyworks Solutions and Samsung will continue to represent a significant portion of our revenues for 2006, although we expect that our revenues from Samsung will significantly decrease from their 2005 levels. Our sales to JVC have significantly decreased from their fiscal year 2005 level. We believe that historically we have provided Skyworks Solutions with the vast majority of its HBT transistor wafers. Our primary competition for display sales to Samsung and JVC are Sony and Sanyo. Based on current negotiations we anticipate that Sony and Sanyo’s share of camcorder business will increase in 2006 and our business will decline. A significant reduction or delay in orders from any of our significant customers, particularly Skyworks Solutions, would materially reduce our revenue and cash flow and adversely affect our ability to achieve or maintain profitability in the future. We believe the reduced sales volume to Samsung and JVC will adversely impact our cash flow and profitability in 2006. Our ability to generate cash flow and profitability in 2006 similar to the levels achieved in 2005 will be dependent on developing new customers, increasing our market share of customers who use our CyberDisplay products for digital still camera applications and finding new applications for our CyberDisplay products, particularly eyewear devices. We have increased sales of CyberDisplay products for military applications in the year ended December 31, 2005 from historical levels. Such sales are to government contractors for the United States military. The amount and timing of such orders is dependent upon the United States military procurement processes, the government contractor’s ability to successfully manage the program, our customers ability to get their products qualified with the government, and our ability to deliver more sophisticated CyberDisplay products.

We may be unable to increase revenues from CyberDisplay™ products if new products and applications are not developed. CyberDisplay revenues for the fiscal years 2005, 2004 and 2003 were $47.6 million, $49.1 million and $43.6 million, respectively. CyberDisplay revenues for the six month periods ended July 1, 2006 and June 25, 2005 were $12.7 million and $21.5 million, respectively. The decrease in 2005 CyberDisplay revenues from 2004, and from the six month period ended July 1, 2006 as compared to the same period in 2005 is primarily from a decrease in sales of our CyberDisplay product to customers for use in camcorders, offset, in part by an increase in sales of our displays to the military and digital still camera markets. Discussions with our customers indicate that our competition is dramatically reducing their prices and we believe the average sales price of our displays to consumer product customers will have to decline if we are to remain competitive in the market place. We believe the average sales price of our consumer displays will decrease in the range of 15% to 20% during the fiscal year 2006. We believe that we had captured a significant market share in the camcorder market; however, as a result of our belief that the camcorder market will decline over the next few years as new technologies, particularly digital video recorders, enter the market and the increasing price competition, we are reducing our sales efforts to win camcorder business. Accordingly, if we are unable to expand into new markets, particularly eyewear, revenues from CyberDisplay products will decline, which may impact our ability to achieve or maintain profitability in the future.

In fiscal year 2004 we had initial sales of display products into the military product and digital still camera markets. We are gaining experience in selling displays into these markets, however the design-in cycle time is long and each customer requires a unique product configuration which reduces efficiencies and increases costs. We believe that our success in penetrating these and other markets, particularly military night vision goggles, will significantly impact our ability to increase sales of CyberDisplays. In addition, our military products have a higher gross margin than our consumer display products and our success in increasing sales of military products are expected to significantly impact our ability to achieve or maintain profitability. Accordingly, if we are unable to successfully sell our display products to digital still cameras, eyewear, and military product makers, we may be unable to grow CyberDisplay product revenues and our ability to achieve or maintain profitability will be adversely affected.

The eyewear market segment may not develop or may take longer to develop than we anticipate. Eyewear is the term used by the Company to describe a device which is worn in a similar fashion as eye glasses and contains one or two CyberDisplay displays for the viewing of video images. The source of these video images may be storage devices such as video iPods, DVD players or digital multimedia broadcasting (DMB) tuners. Currently the consumer may view the image through a direct view LCD display which may range in size from one to four inches diagonal. We believe that the consumer will find this experience unsatisfactory and we believe eyewear will be a preferred solution. We sell to eyewear manufacturers individual displays, backlight and integrated circuits or a binocular display module (BDM), which contains the various components combined into one unit. We are selling a complete eyewear solution (see discussion below). The eyewear manufacturing companies which are currently buying our displays for eyewear products tend to be small with limited financial resources and in-house engineering expertise. We believe that eyewear is a critical product for the long term revenue and cash flow growth of the CyberDisplay product line. If the eyewear market does not develop or we are unable to create and manufacture product(s) which meet the needs of the eyewear market we may be unable to grow CyberDisplay product revenues and our ability to achieve or maintain profitability will be adversely affected.

Our eyewear customers may stop buying display products from us because we are also selling eyewear products. Our Korean subsidiary, Kowon, is selling an eyewear product into the Korean market and may eventually sell the product outside of Korea. Our customers who buy our display products, including our BDM, may stop buying from us because they believe we are competing against them. If these customers were to stop buying from us our ability to achieve or maintain profitability will be adversely affected.

We may not be able to increase our military product revenues if we are unable to offer higher performance displays. A critical part of our business strategy is to improve the performance of our displays for the military product market. A significant part of this strategy is the implementation of a new manufacturing line which can utilize 8 inch wafers for our display production. The conversion of our existing 6 inch line to 8 inch will require the investment in new equipment and the redesign of our existing display products. It may also require the re-qualification of our existing display products with our customers. If we are unable to execute our military product display production facility plan, including the implementation of an 8 inch production line, or we can only manufacture and ship our CyberDisplay products in limited quantities, our revenues from CyberDisplay products may not grow, which may impact our ability to achieve or maintain profitability in the future.

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

Our ability to manufacture and distribute our CyberDisplay products would be severely limited if the third parties that we rely on to manufacture integrated circuits for our CyberDisplay products fail to provide those services. We depend on a Taiwanese company and a Korean company for the fabrication of integrated circuits for our CyberDisplay products. We have no long-term contracts with either of these two companies. These two companies use different methods to manufacture the integrated circuits and a shortage at one company cannot necessarily be supplied by the other company. If either company were to terminate its arrangement with us or become unable to provide the required capacity and quality on a timely basis, we would be able to manufacture and ship our CyberDisplay products only in limited quantities until replacement foundry services could be obtained. Furthermore, we cannot assure investors that we would be able to establish alternative manufacturing and packaging relationships on acceptable terms.

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

We depend on third parties to provide integrated circuit chip sets and other critical raw materials for use with our CyberDisplay products. We do not manufacture the integrated circuit chip sets necessary for use with our CyberDisplay products. Instead, we rely on third party independent contractors for these integrated circuit chip sets and other critical raw materials such as special glasses and chemicals. The critical raw materials, including the glasses and chemicals used in manufacturing the CyberDisplay products are used by other display manufacturers, many of which are much larger than Kopin. In addition, our higher-level CyberDisplay assemblies and modules include lenses, backlights, printed circuit boards and other components, which we purchase from third party suppliers. Although other display manufacturers use similar raw materials because of our product design we require the highest quality raw materials. There may not be sufficient demand from other customers for suppliers to justify the cost to produce the quality we need. Some of these third party contractors and suppliers are small companies with limited financial resources. We believe that one of the suppliers of a critical component for our higher-end CyberDisplay military assemblies may be having financial difficulties. We are currently attempting to find another source for the manufacture of this component. If any of these third party contractors or suppliers were unable or unwilling to supply these integrated circuit chip sets or other critical raw materials to us, we would be unable to manufacture and sell our CyberDisplay products until a replacement supplier could be found. We cannot assure investors that a replacement third party contractor or supplier could be found on reasonable terms or in a timely manner. In the past we have experienced situations when our vendors could not supply the quantity or quality of critical raw materials we needed. As a result, we were unable to meet customer demand and our revenues, manufacturing yield and gross margins were adversely affected. Currently there is strong worldwide demand for display materials because of the significant growth of display sales over the last few years. Any interruption in our ability to manufacture and distribute our CyberDisplay products could cause our display business to be unsuccessful and the value of investors’ investment in us may decline.

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

We may not be able to realize any profits under a multi-year supply agreement with a significant HBT customer. In December 2005 we amended a supply agreement with a significant HBT customer that expires in July 2008, excluding a last buy option contained in the agreement. Under the terms of this agreement we have agreed to maintain capacity levels for manufacturing HBT wafers and we committed to a declining pricing schedule. The agreement also requires us to give prior notice if we exit our HBT product line. In consideration for this agreement the customer agreed to source 100% of its HBT wafer needs from us subject to the customer’s right to source HBT wafers from other sources if we are unable to meet its requirements under certain circumstances. We agreed that failure to meet our supply obligations under the agreement would allow our customer to obtain court ordered specific performance. If we do not perform we could then be liable for monetary damages up to a maximum of $45 million. The agreement obligates us to provide wafers at preset prices and, as a result, our ability to make a profit under this agreement will be subject to fluctuations in the prices of raw materials, meeting customer wafer demand and to any increase in costs of goods or services required for us to perform under the agreement. If we are unable to manufacture the HBT wafers below these preset prices we may not be able to achieve or maintain profitability.

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

We may not be able to acquire qualified components for our military products. The Department of Defense has not adopted the lead free standards which may reduce our ability to obtain qualified components for our military products. If we are unable to obtain such components, we may not be able to achieve or maintain profitability.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The information required by this item regarding share repurchases by the Company is reported in herein in Part 1, Item 2 under “Liquidity and Capital Resources”.

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

KOPIN CORPORATION (Registrant)

Date: August 10, 2006	By:	/S/ JOHN C.C. FAN
John C.C. Fan President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date: August 10, 2006	By:	/S/ RICHARD A. SNEIDER
Richard A. Sneider Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)