Form 10-Q
period 2006-09-30
KOPIN CORP
filed 2008-03-17
CIK 771266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer” and “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☐    Accelerated Filer  ☒    Non-Accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of March 14, 2008
Common Stock, par value $.01	71,043,391

EXPLANATORY NOTE REGARDING RESTATEMENTS

In this Quarterly Report on Form 10-Q (Form 10-Q), we are restating our condensed consolidated financial statements as of December 31, 2005 and for the three and nine months ended September 24, 2005. Contemporaneous with the filing of this Form 10-Q, we are filing an Annual Report on Form 10-K (Form 10-K) for the year ended December 30, 2006 and Quarterly Reports on Form 10-Q for the quarters ended March 31, 2007, June 30, 2007 and September 29, 2007. In our Form 10-K, we are restating our consolidated financial statements as of December 31, 2005 and for each of the years ended December 31, 2005 and December 25, 2004 and each of the quarters in 2005 and the three month periods ended April 1, 2006 and July 1, 2006.

The restatement of our consolidated financial statements reflects the correction of the following errors, in accordance with Financial Accounting Standards Board (FASB) No. 154 “Accounting Changes and Error Corrections”:

1.	stock-based compensation expense not previously recorded for certain stock-based awards for which the original accounting was deemed incorrect;

2.	tax-related adjustments resulting from the above errors in stock option accounting; and

3.	the recording of previously unrecorded adjustments not related to accounting for stock options that were previously deemed to be immaterial to our consolidated financial statements.

On November 1, 2006, in response to a derivative lawsuit filed against the Company related to the Company’s employee stock option granting practices and accounting (see Part II Item I—Legal Proceedings), our Board of Directors appointed a Special Investigation Committee of the Board of Directors, referred to as the Special Committee, composed solely of an independent director who was not on the Company’s Board of Directors and who had no affiliation with the Company during the period between 1995 and 2005, to conduct a comprehensive investigation of our historical stock option practices.

Responding to the findings of the Special Committee, filed in a Form 8-K on May 9, 2007, we reviewed the measurement dates for stock option and nonvested restricted common share grants (collectively, “stock-based awards”) used in our historical financial reporting. We reviewed the measurement dates for all 19.8 million of our historical stock-based award grants and reviewed all available evidence for each grant during the period from January 1, 1995 through December 30, 2006, referred to as the Investigation Period.

Stock-based awards granted during the Investigation Period can be categorized as follows:

New Hire Employee Stock-Based Awards. Total awards made to new hire employees during the Investigation Period totaled 3.8 million.

All Other Stock-Based Awards to Non Officer Employees. Total awards made to non-officers excluding new hires during the Investigation Period totaled 6.4 million.

All Other Stock-Based Awards to Officers. Total awards made to officers excluding new hires during the Investigation Period totaled 7.9 million.

Director Stock-Based Awards. Total awards made to members of the Board of Directors during the Investigation Period totaled 1.4 million.

Consultant Awards. Total awards made to consultants during the Investigation Period totaled 265,000.

Certain of the stock-based awards granted during the Investigation Period had exercise prices that tended to be at a price towards the lower end of range of common stock prices over a 90 day period from the original grant date.

Impact of Restatement

For stock-based awards granted during the period January 1, 1995 through December 31, 2005 of the Investigation Period, the accounting principle applied under United States Generally Accepted Accounting Principles (US GAAP) was Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees.” For stock-based awards granted during the period January 1, 2006 through December 30, 2006, of the Investigation Period we applied Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R). APB 25 prescribed that there was a compensation element in a stock option award to an employee if the option exercise price was below the fair market value of the company’s stock on the measurement date. The measurement date is the date that the number of options the employee was to receive and the option exercise price were known. We typically accounted for all stock-based awards to new hires, employees, officers and directors, through December 31, 2005 under APB 25 using the stated grant date as the measurement date. We typically issued stock options with an exercise price equal to the fair market value of our common stock on the recorded grant date, and therefore recorded no stock-based compensation expense. We recorded compensation expense for awards of restricted common shares for the fair value of the common shares on the grant date over the vesting period. We refer to the measurement date used when the stock-based award was granted during the Investigation Period as the Original Measurement Date. If, as a result of our option review, we used a different measurement date than the Original Measurement Date to determine if there was an element of compensation expense in a stock-based award, we referred to the new measurement date as the Revised Measurement Date.

We reviewed 14.3 million stock-based awards granted to officers and non-officers (excluding new hires, consultants and Board of Directors’ awards which are addressed below) to verify that the terms of the awards were approved and known with finality on the Original Measurement Date. We determined that for 11.5 million stock-based awards the number of shares was not known with finality on the Original Measurement Date. In those situations where we had either not completed the process of determining the number of stock options a particular employee was to receive or the administrative process was not finished on the Original Measurement Date, a compensation charge is required to reflect the difference between the exercise price of the stock-based award and the stock price (when it exceeds the exercise price) on the date the determination or process was completed. We recorded compensation expense of $33.6 million, excluding income tax effects, in connection with the restatement described above.

We reviewed 3.8 million stock-based awards granted to new hires to verify that the grant date was the same date as the date that the individual met the definition of an employee, generally the employee start date. We identified instances where employees did not start on their anticipated start date per their offer letter but commenced employment at a later date; however the option was granted based on the anticipated start date included in their offer letter. Compensation expense is required to reflect the difference between the exercise price of the stock option and the stock price on the employee start date. We identified 718,000 options following this pattern and recorded compensation expense of $0.6 million, excluding income tax effects, in connection with the restatement described above. We identified one situation where an offer letter gave the employee an option to purchase 120,000 shares of our common stock with an exercise price equal to our common stock price on the date he commenced employment but we incorrectly granted the option with an exercise price equal to our common stock price on the date we made the offer of employment. We recorded compensation expense of $1.0 million, excluding income tax effects, in connection with the restatement described above. We identified one situation where the employment offer letter gave the prospective employee an option to purchase 400,000 shares of our common stock at an exercise price equal to our common stock price on the date the employment offer letter was accepted. In this situation, compensation expense should have been recorded to reflect the difference between the exercise price and our common stock price on the date employment commenced. We recorded compensation expense of $0.4 million, excluding income tax effects, in connection with the restatement described above.

We reviewed 265,000 stock option awards granted to consultants. We identified five grants to consultants totaling 205,000 options, which we accounted for incorrectly and we recorded compensation expense of $1.8 million, excluding income tax effects, in connection with the restatement described above. Of the $1.8 million of compensation expense, $1.6 million related to two grants made in January of 1996. We originally accounted for these consultant awards under APB 25 and recorded no compensation expense for these awards.

We also reviewed 1.4 million stock-based awards to members of the Board of Directors. We identified two awards of 300,000 options for which we recorded compensation expense of approximately $30,000, excluding income tax effects, as the result of an inconsistent pricing practice.

All financial information contained in this quarterly report gives effect to the restatements of our consolidated financial statements as described above. We have not amended, and we do not intend to amend, our previously filed annual reports or quarterly reports for each of the fiscal years and fiscal quarters of 1995 through 2005, and for the first two fiscal quarters of the fiscal year ended December 30, 2006. Financial information included in reports previously filed or furnished by us for the periods from fiscal 1995 through July 1, 2006 should not be relied upon and are superseded by the information in this quarterly report.

Kopin Corporation

INDEX

		Page No.
Part I – Financial Information

Item 1.	Condensed Consolidated Financial Statements (Unaudited):	5

	Condensed Consolidated Balance Sheets at September 30, 2006 and December 31, 2005 (As Restated)	5

	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2006 and September 24, 2005 (As Restated)	6

	Condensed Consolidated Statements of Comprehensive (Loss) Income for the three and nine months ended September 30, 2006 and September 24, 2005 (As Restated)	6

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2006 and September 24, 2005 (As Restated)	7

	Notes to Unaudited Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations	25

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	39

Item 4.	Controls and Procedures	39

Part II – Other Information

Item 1.	Legal Proceedings	40

Item 1A.	Risk Factors	41

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	50

Item 3.	Defaults Upon Senior Securities	50

Item 4.	Submission of Matters to a Vote of Security Holders	50

Item 5.	Other Information	50

Item 6.	Exhibits	51

Signatures		52

Part 1: FINANCIAL INFORMATION

Item 1: Condensed Consolidated Financial Statements

KOPIN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2006	December 31, 2005
		(As restated - See Note 2)
ASSETS
Current assets:
Cash and equivalents	$24,456,852	$31,502,645
Marketable securities, at fair value	84,236,308	88,254,220
Accounts receivable, net of allowance of $345,000 and $281,000 in 2006 and 2005	7,899,075	7,937,397
Accounts receivable from unconsolidated affiliates	2,462,799	3,040,012
Unbilled receivables	2,221,364	2,037,406
Inventory	9,550,303	9,258,232
Prepaid taxes	143,023	433,744
Prepaid expenses and other current assets	1,944,472	1,466,735

Total current assets	132,914,196	143,930,391
Property, plant and equipment, net	16,217,262	11,250,453
Deferred tax asset	—	370,000
Other assets	12,630,883	10,782,666

Total assets	$161,762,341	$166,333,510

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,739,051	$7,299,695
Accounts payable to unconsolidated affiliates	635,550	1,034,586
Accrued payroll and expenses	2,515,775	2,944,109
Accrued warranty	1,030,000	1,030,000
Billings in excess of revenue earned	1,006,966	1,080,810
Accrued tax	249,000	457,000
Other accrued liabilities	1,563,235	1,134,051

Total current liabilities	13,739,577	14,980,251
Asset retirement obligations	764,148	740,000
Minority interest in subsidiary	4,263,825	4,337,925
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $.01 per share: authorized, 3,000 shares; none issued	—	—
Common stock, par value $.01 per share: authorized, 120,000,000 shares; issued 71,272,811 shares in 2006 and 71,235,036 shares in 2005 outstanding 67,428,611 in 2006 and 68,874,086 in 2005	712,728	712,350
Additional paid-in capital	304,885,791	305,166,998
Deferred compensation	—	(2,689,048)
Treasury stock (3,455,480 and 1,893,200 shares in 2006 and 2005, respectively, at cost)	(14,005,965)	(7,398,868)
Accumulated other comprehensive income	2,308,040	2,122,241
Accumulated deficit	(150,905,803)	(151,638,339)

Total stockholders’ equity	142,994,791	146,275,334

Total liabilities and stockholders’ equity	$161,762,341	$166,333,510

See notes to consolidated financial statements

KOPIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 24, 2005	September 30, 2006	September 24, 2005
		(As Restated – See Note 2)		(As Restated – See Note 2)
Revenues:
Product revenues	$13,744,041	$24,006,807	$48,746,405	$61,754,067
Research and development revenues	1,960,151	1,409,084	4,512,837	3,603,334

	15,704,192	25,415,891	53,259,242	65,357,401
Expenses:
Cost of product revenues	10,733,895	15,651,523	36,460,789	39,823,827
Research and development	2,676,931	2,533,883	8,132,489	8,811,602
Selling, general and administrative	4,018,942	2,965,826	11,767,381	10,316,279
Asset impairment	—	—	—	517,902

	17,429,768	21,151,232	56,360,659	59,469,610

(Loss) income from operations	(1,725,576)	4,264,659	(3,101,417)	5,887,791
Other income and (expense):
Interest income	1,211,360	931,121	3,580,073	2,531,807
Other income	287,773	17,741	319,814	23,067
Gain on sale of Micrel common stock	—	—	1,208,000	—
Foreign currency transaction (losses) gains	(143,442)	130,458	(624,367)	(32,038)
Interest and other expense	(10,155)	(70,053)	(45,063)	(105,020)

	1,345,536	1,009,267	4,438,457	2,417,816

(Loss) income before income taxes; minority interest in loss (income) of subsidiary and equity loss in unconsolidated affiliate	(380,040)	5,273,926	1,337,040	8,305,607
(Provision) benefit for income taxes	(551,073)	44,262	(523,141)	(63,966)

(Loss) income before minority interest in loss (income) subsidiary and equity loss in unconsolidated affiliate	(931,113)	5,318,188	813,899	8,241,641
Minority interest in loss (income) of subsidiary	144,817	(267,687)	394,479	(425,692)
Equity loss in unconsolidated affiliate	(97,740)	(18,515)	(475,843)	(168,023)

Net (loss) income	$(884,036)	$5,031,986	$732,535	$7,647,926

(Loss) income per share:
Basic	$(0.01)	$0.07	$0.01	$0.11

Diluted	$(0.01)	$0.07	$0.01	$0.11

Weighted average number of common shares outstanding:
Basic	67,798,463	68,917,786	68,283,179	69,492,341

Diluted	67,798,463	69,810,168	68,305,531	69,852,326

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 24, 2005	September 30, 2006	September 24, 2005
		(As Restated – See Note 2)		(As Restated – See Note 2)
Net (loss) income	$(884,036)	$5,031,986	$732,535	$7,647,926
Foreign currency translation adjustments	169,186	(247,050)	875,066	(68,198)
Unrealized holding gain (loss) on marketable securities	618,961	(427,760)	(689,267)	(346,868)

Comprehensive (loss) income	$(95,889)	$4,357,176	$918,334	$7,232,860

See notes to consolidated financial statements

KOPIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended
	September 30, 2006	September 24, 2005
		(As restated – See Note 2)
Cash flows from operating activities:
Net income	$732,535	$7,647,926
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,270,271	2,784,779
Amortization of interest premium or discount	192,170	170,533
Minority interest in (loss) income of subsidiary	(394,480)	425,693
Equity loss in unconsolidated affiliate	475,843	168,023
Net (gain) loss on investment activity	(1,208,000)	68,111
Loss on equipment disposal	—	12,510
Stock-based compensation	2,130,455	1,217,173
Change in other non-cash items	(360,739)	(140,000)
Impairment charge	—	517,902
Changes in assets and liabilities:
Accounts receivable	775,224	(6,213,042)
Inventory	(62,439)	(621,445)
Deferred tax asset	370,000	—
Prepaid expenses and other current assets	(251,959)	(1,648,184)
Accounts payable and accrued expenses	(2,842,414)	1,709,033
Billings in excess of revenue earned	(73,844)	(249,102)

Net cash provided by operating activities	1,752,623	5,849,910

Cash flows from investing activities:
Proceeds from sale of marketable securities	34,602,518	18,389,037
Purchases of marketable securities	(30,537,938)	(14,593,432)
Other assets	14,586	(68,673)
Investment in KoBrite and other equity investments	(4,952,063)	(3,000,000)
Proceeds from sale of equipment	—	4,500,000
Proceeds from sale of investments	3,002,000	—
Capital expenditures	(5,450,936)	(1,490,244)

Net cash (used in) provided by investing activities	(3,321,833)	3,736,688

Cash flows from financing activities:
Treasury stock purchases	(6,607,097)	(6,358,889)
Proceeds from exercise of stock options	277,762	618,200

Net cash used in financing activities	(6,329,335)	(5,740,689)

Effect of exchange rate changes on cash	852,752	(68,272)

Net (decrease) increase in cash and equivalents	(7,045,793)	3,777,637
Cash and equivalents:
Beginning of period	31,502,645	17,816,498

End of period	$24,456,852	$21,594,135

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$472,000	$—
Supplemental schedule of noncash investing activities:
Construction in progress included in accrued expenses	$1,572,000	$—

See notes to consolidated financial statements.

KOPIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The consolidated financial statements for the three and nine months ended September 30, 2006 and September 24, 2005 are unaudited and include all adjustments, which, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. All such adjustments are of a normal recurring nature.

These consolidated financial statements should be read in conjunction with the Company’s annual consolidated financial statements and notes thereto.

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

2. RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

On November 1, 2006, in response to a derivative lawsuit filed against the Company, the Board of Directors established a Special Investigation Committee (the Special Committee) to review its historical stock-based awards granting practices (the Internal Review) and accounting.

As a result of the Internal Review, the Company determined that during the period from January 1, 1995 through December 30, 2006 (the “Investigation Period”), the Company i) applied incorrect measurement dates in the accounting for certain stock-based awards and ii) incorrectly accounted for certain stock options that should have been recorded under Emerging Issues Task Force (EITF) 96-18: “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. Accordingly, the Company has restated the accompanying consolidated financial statements as of December 31, 2005 and for the periods ended September 24, 2005 to record additional stock-based compensation to correctly account for its stock-based awards and related payroll tax adjustments. The Company has also corrected other previously unrecorded misstatements not related to the accounting for stock-based awards previously deemed to be immaterial.

Stock-Based Compensation Adjustments

For stock-based awards granted during the period January 1, 1995 through December 31, 2005, the accounting principle applied under United States Generally Accepted Accounting Principles (US GAAP) was Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees.” For stock-based awards granted during the period January 1, 2006 through December 30, 2006, the Company applied Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R). APB 25 prescribed that there was a compensation element in a stock option award to an employee if the option exercise price was below the fair market value of the Company’s stock on the measurement date. The measurement date is the date that the number of options the employee was to receive and the option price were known. The Company typically accounted for all stock-based awards to new hires, employees, officers and directors, through December 31, 2005 under APB 25 using the grant date as the measurement date. The Company typically issued stock options with an exercise price equal to the fair market value of its common stock on the recorded grant date, and therefore recorded no stock-based compensation expense. The Company recorded compensation expense for awards of restricted common shares for the intrinsic value of the award on the grant date over the vesting period. The measurement date used when the stock-based award was granted during the Investigation Period is referred to as the Original Measurement Date. If, as a result of its option review, the Company used a different measurement date other than the Original Measurement Date to determine if there was an element of compensation expense in a stock-based award, the new measurement date is referred to as the Revised Measurement Date.

As a result of the Special Committee’s findings and the Company’s own further review of its stock-based award granting practices, it was determined that the measurement dates for certain stock-based awards differed from the recorded grant dates for such grants. In some instances, the Company was only able to locate sufficient evidence to identify the measurement date described in APB 25, the first date on which both the number of shares that an individual employee was entitled to receive and the exercise price were known, within a range of possible dates. As a result, the Company developed a framework to determine the Revised Measurement Date using the best available evidence of the date on which both the number of shares that an individual employee was entitled to receive and the exercise price were known with finality. The information used to identify the Revised Measurement Dates for new hire stock-based awards was available in the respective offer letters and personnel files. For all other awards the Company used the minutes of the Board of Director meetings, minutes of the Compensation Committee meetings, written consents of the Board of Directors and Compensation Committee, emails, spreadsheets, Form 4 filings with the SEC, and other accounting records to identify the Revised Measurement dates.

The methodology the Company used to determine the Revised Measurement Dates associated with prior stock-based awards was as follows:

New Hire Employee Stock Based Awards. The Company determined that the Original Measurement Date was actually the anticipated employment commencement date documented in the employment offer letter and not the actual commencement date for 718,000 options granted to new hire employees. The Company determined the Revised Measurement Date for each of these grants to be the date the employee actually commenced employment with the company. The Company recorded compensation expense of $0.6 million, excluding income tax effects, in connection with the restatement described above. The Company identified one situation where an offer letter gave the employee an option to purchase 120,000 shares of our common stock with an exercise price equal to our common stock price on the date he commenced employment but the Company incorrectly granted the option with an exercise price equal to our common stock price on the date we made the offer of employment. The Company recorded compensation expense of $1.0 million, excluding income tax effects, in connection with the restatement described above. The Company identified one situation where the employment offer letter gave the prospective employee an option to purchase 400,000 shares of our common stock at an exercise price equal to its common stock price on the date the employment offer letter was accepted. In this situation, compensation expense should have been recorded to reflect the difference between the exercise price and our common stock price on the date employment commenced. The Company recorded compensation expense of $0.4 million, excluding income tax effects, in connection with the restatement described above.

All Other Stock-Based Awards to Non Officers. The Company determined that the Original Measurement Date could not be relied on for 6.2 million of the 6.4 million stock-based awards options granted to non-officer employees because the criteria for measurement date for the awards had not been met under US GAAP then applicable at the Original Measurement Date. The Company determined the Revised Measurement Date for each stock-based award to non officer employees, other than grants of new hire employee stock-based awards, based upon the following decision matrix which factored in all available evidence. The decision matrix contemplates the strength of the available evidence in supporting the finality of the granting process. If the criteria described below in a particular bullet point was satisfied then the date derived from the information reviewed under that bullet point was the date chosen as the Revised Measurement Date; if not, the Company proceeded to the next bullet point criteria.

•

If the fully executed minutes of the Board of Director or Compensation Committee meetings documented the grantee, the number of stock-based awards they were to receive and the exercise price, the Revised Measurement Date was the date of the fully executed minutes, which was the same as the Original Measurement Date. 137,000 stock-based awards met this criteria and accordingly no compensation expense was recorded.

•

If a fully executed written consent of the Board of Directors or Compensation Committee documented the grantee, the number of stock-based awards they were to receive and the exercise price, the Revised Measurement Date was the date of the last signature from a Board member or Compensation Committee member on the fully executed consent. The Company used this criteria to determine the Revised Measurement Date for 420,000 stock-based awards and to record compensation expense of approximately $413,000 as part of the restatement.

•

If documentation from the Company’s third party stock option plan administrator documented the grantee, the number of stock-based awards they were to receive and the exercise price, the Revised Measurement Date was the date of such documentation. The Company used this criteria to determine the Revised Measurement Date for 207,000 stock-based awards and as the Company’s common stock price on the Revised Measurement Date was lower than on the Original Measurement Date, no compensation expense was recorded.

•

If documentation in the form of a final accounting spreadsheet contained the grantee, the number of stock option awards they were to receive and the exercise price for a significant percentage of employees, the Revised Measurement Date was the date of such documentation. The Company used this criteria to determine the Revised Measurement Date for 1.0 million stock-based awards and to record compensation expense of approximately $5.1 million.

•

If documentation from one of the Company’s product line general managers contained the grantee, the number of stock-based awards they were to receive and the exercise price for a significant percentage of the pool for that division and the total pool was approved by the Board of Directors or the Compensation Committee, the Revised Measurement Date was the date of such documentation. The Company was unable to locate concurrent documentation of the allocation of the pool for both of its product line divisions. Therefore, the Company evaluated whether the evidence of the allocation of the pool for one of the product line divisions was substantially complete, as based on the Company’s process both divisions would have been finalizing their allocation at the same time. The Company defined substantially complete as approximately 90% or more of the total awards for the product line division were finalized. If the evidence supporting the allocation of the pool for one of the product line divisions was substantially complete, the Company assumed the Revised Measurement Date was the same for both product line divisions. The Company used this criteria to determine the Revised Measurement Date for 2.6 million stock-based awards and to record compensation expense of approximately $10.6 million as part of the restatement.

•

If documentation in the form of Company records used to support the annual Form 10-K filings documented the grantee, the number of stock-based awards they were to receive and the exercise price the Revised Measurement Date was the date of the filing of the Form 10-K. The Company used this criteria to determine the Revised Measurement Date for 1.9 million stock-based awards and to record compensation expense of approximately $361,000 as part of the restatement.

All Other Stock-Based Awards to Officers. The Company determined that, for 5.3 million of the 7.9 million stock-based awards to Officers, the Original Measurement Date could not be relied on because the criteria for a measurement date had not been met under US GAAP then applicable at the Original Measurement Date. The Company determined the Revised Measurement Date for each stock-based award to officers, other than grants of new hire employee stock-based awards, based upon the following decision matrix which factored in all available evidence. The Company assumed that the Revised Measurement Date for stock-based awards granted to Group B officers was the same as for Group A officers unless the evidence indicated otherwise. The decision matrix contemplates the strength of the available evidence in supporting the finality of the granting process. If the criteria described below in a particular bullet point was satisfied then the date derived from the information reviewed under that bullet point was the date chosen as the Revised Measurement Date, if not, Company proceeded to the next bullet point criteria.

•

If the fully executed minutes of the Board of Director or Compensation Committee meetings documented the grantee, the number of stock-based awards they were to receive and the exercise price, the Revised Measurement Date was the date of the fully executed minutes, which was the same as the Original Measurement Date. 2.6 million stock-based awards met this criteria and accordingly no compensation expense was recorded.

•

If a fully executed consent of the Board of Directors or Compensation Committee documented the grantee, the number of stock-based awards they were to receive and the exercise price, the Revised Measurement Date was the date of the last signature from a Board member or Compensation Committee member on the fully executed consent. The Company used this criteria to determine the Revised Measurement Date for 460,000 stock-based awards and to recorded compensation expense of approximately $445,000 as part of the restatement.

•

If the fully executed minutes of the Board of Director or Compensation Committee meetings subsequently documented or clarified the grantee and the number of stock-based awards they were to receive and the exercise price which were discussed in Compensation Committee minutes of a prior date, the Revised Measurement Date was the date of the clarifying Board of Director meeting. The Company used this criteria to determine the Revised Measurement Date for 2.8 million stock-based awards and to recorded compensation expense of approximately $10.5 million as part of the restatement.

•

If documentation in the form of a final accounting spreadsheet contained the grantee, the number of stock option awards they were to receive and the exercise price for a significant percentage (defined as containing approximately 90% or more of the awards to employees and officers) of employees, the Revised Measurement Date was the date of such documentation. The Company used this criteria to determine the Revised Measurement Date for 500,000 stock-based awards and to record compensation expense of approximately $3.4 million.

•

If a Form 4 was filed with the Securities and Exchange Commission documented the grantee and the number of stock-based awards they were to receive and the exercise price, the Revised Measurement Date was generally the filing date of the Form 4. The Company used this criteria to determine the Revised Measurement Date for 1.5 million stock-based awards and to record compensation expense of approximately $2.8 million as part of the restatement.

Director Stock-Based Awards. The 1997 Directors Stock Option Plan (the “Directors Plan”), which terminated in 2002, provided for the automatic grant of stock options to the Company’s outside directors, such that the grants require no independent action of the Board of Directors or any committee of the Board of Directors. The Directors Plan permits the issuance of stock options with an exercise price of either the closing price of the Company’s stock on the day before the grant or the closing price of the Company’s stock on the day of grant. The Company identified two awards totaling 300,000 options where the exercise price of the award was the previous day’s closing price. We recorded compensation expense of $30,000 for the difference between the previous days closing price and the closing price on the date of grant.

The Compensation Committee also made one award to a Director as an incentive to assist management in increasing the value of the Company. The Company could not locate documents which described the specific services the Director was to perform and accordingly this grant was treated as a non employee grant. The compensation charge for this grant was $27,000.

Applying the methodology described above, the Company calculated stock-based compensation expense for periods prior to fiscal 2006 under APB 25 based upon the intrinsic value on the Revised Measurement Dates of stock-based awards to new hires, officers, non-officers and directors and the vesting provisions of the underlying stock-based award. The Company calculated the intrinsic value on the Revised Measurement Date as the closing price of the Company’s common stock on such date as reported on the Nasdaq National Market, now the Nasdaq Global Market (“NASDAQ”), less the exercise price per share of common stock, multiplied by the number of shares subject to such stock-based award. These amounts are recognized as compensation expense over the vesting period of the underlying stock-based award (generally four years). The Company also determined that EITF Issue 96-18: “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” should have been applied for certain stock-based awards to consultants in 1996. Under EITF 96-18, the Company remeasures, and reports in its consolidated statement of operations, the intrinsic value of the options at the end of each reporting period until the measurement date which is the date the options vest.

In applying the methodologies above, if the Company’s stock price on the Revised Measurement Date was lower than the original grant price no compensation expense adjustment was recorded. The equity award plans under which the stock based awards discussed above were granted allow for the Board of Directors or its designee to issue stock options of the Company with an exercise price they choose, however, for a stock option to qualify as an incentive stock option the plan contains certain rules which are believed to be consistent with the requirements of the Internal Revenue Service. These rules essentially require that the equity awards be made at fair value on the date of grant, which is interpreted to be the previous day’s closing price or the current day’s closing price of the Company’s common stock on NASDAQ. The Company has primarily used the current day’s close price in determining the exercise price of stock options. When applying the methodologies above if an option was granted at the previous day’s closing price the Company recorded compensation expense for the difference between the previous day’s closing price and the closing price on the date of grant.

Tax Adjustments

Withholding Taxes

In addition to the stock-based compensation charges, amounts have also been recorded for tax-related expense related to the stock-based awards. The Company has determined that numerous stock options previously classified as incentive stock options (ISO) did not meet the criteria to qualify as ISOs since they were issued in the money based on the Revised Measurement Dates. As the Company mistakenly believed those options were ISOs, the Company did not withhold and pay certain employee income and payroll taxes on their exercise. Consequently, the Company has recorded additional expense, along with penalties and interest, in the periods of exercise. These expenses have been reversed in the period when the statute of limitations expires. Tax-related liabilities related to the disqualification of the ISO status of stock options and withholding taxes were approximately $80,000 at September 30, 2006.

Section 409A

Under Section 409A of the Internal Revenue Code (Section 409A), individuals who received option grants with an exercise price below the fair market value of the underlying stock at the Revised Measurement Date may be subject to additional taxes and interest with respect to options that vest after December 25, 2004. Absent corrective action by December 31, 2008 (or exercise, if earlier) holders of these stock options will be required to recognize ordinary income for federal income tax purposes as those options vest. Pursuant to interim Internal Revenue Service guidance, applicable to 2005 and 2006, the income is calculated as the difference between the fair market value of the underlying stock and the exercise price as of December 31 of the year of vesting. The individual must also recognize, in each subsequent year until the option is fully exercised or expires, ordinary income equal to the excess of the fair market value of the underlying stock over the sum of the exercise price and any previously recorded income. In addition to ordinary income taxes, an additional 20% penalty tax on the resulting ordinary income is levied on the individual, plus in certain instances interest on any tax to be paid. Certain states (e.g. California) take or may take the position that some or all of the same consequences, including the 20% penalty tax, will also apply for state purposes.

The Company intends to reimburse its employees and former employees the additional taxes arising under Section 409A due to the exercise of certain stock options in 2006. As a result, the Company anticipates incurring expenses of approximately $10,000. In order to avoid future tax consequences of 409A, the Company anticipates executing a tender offer to repurchase options which will give rise to taxes under 409A following the filing of this Form 10-Q. The Company estimates the aggregate cash payments to option holders under the program to be in the range of $200,000 to $500,000.

Income Taxes

Due to the Company’s net operating loss position and full valuation against deferred tax assets there was no income tax impact related to this restatement.

Other Adjustments

The restatement of prior year financial statements includes adjustments in 2005 and 2004 of $372,000 and $303,000, respectively, for other errors identified in the period. However, such errors were not previously recorded as the Company concluded the amount of such errors, both individually and in the aggregate, were not material to the consolidated financial statements of any period. These errors related to inventory reserves and incentive and other miscellaneous accruals. We corrected certain interim period statements of cash flows to reflect construction in process accrued but not paid at the end of the period as a non-cash item. The Company also determined it has two reportable segments. Accordingly, the Company has corrected its disclosures in the notes to these Condensed Consolidated Financial Statements.

The following reflects the additional stock-based compensation expense, payroll tax expense and other adjustments recorded by the Company for the restatement described above (in thousands):

	Change in Stock-Based Compensation Expense Related to Restatement	Payroll Taxes	Change in Net Loss (Income) Related to Restatement of Stock-Based Compensation	Other Adjustments	Change in Net Loss (Income) Related to Restatement	Stock-Based Compensation Expense, Net of Tax, as Previously Reported	Stock-Based Compensation Expense, Net of Tax, As Restated
1995	$—	$—	$—	$—	$—	$131	$131
1996	197	—	197	—	197	67	264
1997	1,666	103	1,769	—	1,769	76	1,742
1998	1,860	37	1,897	—	1,897	67	1,927
1999	4,646	631	5,277	—	5,277	55	4,701
2000	5,834	2,442	8,276	—	8,276	55	5,889
2001	8,209	582	8,791	—	8,791	55	8,264
2002	6,489	(609)	5,880	—	5,880	—	6,489
2003	5,263	(2,502)	2,761	—	2,761	20	5,283

	Change in Stock-Based Compensation Expense Related to Restatement	Payroll Taxes	Change in Net Loss (Income) Related to Restatement of Stock-Based Compensation	Other Adjustments	Change in Net Loss (Income) Related to Restatement	Stock-Based Compensation Expense, Net of Tax, as Previously Reported	Stock-Based Compensation Expense, Net of Tax, As Restated
2004	2,458	(614)	1,844	(303)	1,541	505	2,963

Cumulative Expense	36,622	70	36,692	(303)	36,389
2005	749	46	795	372	1,167	1,298	2,047
January 1, 2006 to July 1, 2006	41	4	45	—	45

	$37,412	$120	$37,532	$69	$37,601

The cumulative impact to net (loss) income for the years ended December 31, 1995 through 2004 is reflected as an increase to additional paid-in-capital of $37.5 million, an increase of deferred compensation of $0.9 million, a decrease in other accrued liabilities of $0.2 million, and an increase to accumulated deficit of $36.4 million as of December 26, 2004. The payroll tax adjustment in 2002 includes $383,000 of additional taxes resulting from the failure to withhold taxes upon the exercise of non-qualified option.

Statement of Operations Adjustments

The following table reconciles the amounts previously reported in the Company’s consolidated statement of operations for the three month period ended September 24, 2005 to the corresponding restated amounts, which reflect the restatement adjustments previously described:

Three months ended September 24, 2005

	As previously reported	Adjustments	As restated
	(In thousands, except per share data)
Statement of operations
Revenues:
Net product revenue	$24,007	$—	$24,007
Research and development revenues	1,409	—	1,409

	As previously reported	Adjustments	As restated
	(In thousands, except per share data)

Total revenues	$25,416	$—	$25,416
Expenses:
Cost of product revenues	15,611	41	15,652
Research and development	2,488	46	2,534
Selling, general, and administration	2,699	267	2,966

Total operating expenses	20,798	353	21,151
Income from operations	4,618	(353)	4,265
Other income and (expense):
Interest income	931	—	931
Other income	18	—	18
Foreign currency transaction gains	130	—	130
Interest and other expense	(70)	—	(70)

	1,009	—	1,009

Income before income taxes, minority interest in income of subsidiary and equity loss in unconsolidated affiliate	5,628	(353)	5,274
Income tax benefit	44	—	44

Income before minority interest in income of subsidiary and equity loss in unconsolidated affiliate	5,672	(353)	5,318
Minority interest in income of subsidiary	(268)	—	(268)
Equity loss in unconsolidated affiliate	(19)	—	(19)

Net income	$5,385	$(353)	$5,031

Net income per share:
Basic	$0.08	$(0.01)	$0.07
Diluted	$0.08	$(0.01)	$0.07
Shares used in computing net income per share:
Basic	68,918	—	68,918
Diluted	70,461	(651)	69,810

Statement of Operations Adjustments

The following table reconciles the amounts previously reported in the Company’s consolidated statement of operations for the nine month period ended September 24, 2005 to the corresponding restated amounts, which reflect the restatement adjustments previously described:

Nine months ended September 24, 2005

	As previously reported	Adjustments	As restated
	(In thousands, except per share data)
Statement of operations
Revenues:
Net product revenue	$61,754	$—	$61,754
Research and development revenues	3,603	—	3,603

Total revenues	65,357	—	65,357

	As previously reported	Adjustments	As restated
	(In thousands, except per share data)
Expenses:
Cost of product revenues	$39,706	$118	$39,823
Research and development	8,593	218	8,812
Selling, general, and administration	9,870	446	10,316
Impairment charge	518	—	518

Total operating expenses	58,687	782	59,469
Income from operations	6,670	(782)	5,888
Other income and (expense):
Interest income	2,532	—	2,532
Other income	23	—	23
Foreign currency transaction losses	(32)	—	(32)
Interest and other expense	(105)	—	(105)

	2,418	—	2,418

Income before income taxes, minority interest in income subsidiary and equity loss in unconsolidated affiliate	9,088	(782)	8,306
Income tax provision	(64)	—	(64)

Income before equity minority interest in income of subsidiary and loss in unconsolidated affiliate	9,024	(782)	8,242
Minority interest in income of subsidiary	(426)	—	(426)
Equity loss in unconsolidated affiliate	(168)	—	(168)

Net income	$8,430	$(782)	$7,648

Net income per share:
Basic	$0.12	$(0.01)	$0.11
Diluted	$0.12	$(0.01)	$0.11
Shares used in computing net income per share:
Basic	69,492	—	69,492
Diluted	70,132	(280)	69,852

Balance Sheet Adjustments

The following table reconciles the amounts previously reported in the Company’s consolidated balance sheet as of December 31, 2005 to the corresponding restated amounts, which reflect the restatement adjustments previously described:

	December 31, 2005 As previously Reported	Adjustment	December 31, 2005 Restated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$31,503	$—	$31,503
Marketable securities, at fair value	88,254	—	88,254
Accounts receivable, net of allowance of $281,000	7,937	—	7,937
Accounts receivable from unconsolidated affiliates	3,040	—	3,040
Unbilled receivables	2,037	—	2,037
Inventories	9,257	1	9,258
Prepaid taxes	—	434	434
Prepaid expenses and other current assets	1,901	(434)	1,467

Total current assets	143,929	1	143,930
Property, plant & equipment	11,250	—	11,250
Deferred tax asset	—	370	370
Other assets	11,153	(370)	10,783

Total assets	$166,332	$1	$166,334

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,300	$—	$7,300
Accounts payable from unconsolidated affiliates	1,035	—	1,035
Accrued payroll and expenses	2,903	41	2,944
Accrued warranty	1,030	—	1,030
Billings in excess of revenue earned	1,081	—	1,081
Accrued tax	300	157	457
Other accrued liabilities and professional fees	1,146	(12)	1,134

Total current liabilities	14,795	186	14,981
Asset retirement obligations	740	—	740
Minority interest	4,338	—	4,338
Commitments and contingencies	—	—	—
Stockholders’ equity:
Preference stock, par value $.01 per share: Authorized 3,000 shares; none issued and outstanding	—	—	—
Common stock, par value $.01 per share: Authorized 120,000,000 shares; issued 71,235,036 shares in 2005	712	—	712
Additional paid-in capital	267,565	37,602	305,167
Deferred compensation	(2,459)	(231)	(2,689)
Treasury stock (1,838,100 shares, at cost)	(7,399)	—	(7,399)
Accumulated other comprehensive income	2,122	—	2,122
Accumulated deficit	(114,082)	(37,556)	(151,638)

Total stockholders’ equity	146,459	(185)	146,275

Total liabilities and stockholders’ equity	$166,332	$1	$166,334

Statement of Cash Flows Adjustments

The following table reconciles the amounts previously reported in the Company’s consolidated statements of cash flows for the nine month period ended September 24, 2005.

Nine months ended September 24, 2005

	As previously reported	Adjustments	As restated
	(In thousands, except per share data)
Cash flows from operating activities:
Net income	$8,430	$(782)	$7,648
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,785	—	2,785
Amortization (accretion) of interest premium or discount	170	—	170
Minority interest in income of subsidiary	425	—	425
Net loss on investment transactions	68	—	68
Equity loss in unconsolidated affiliate	168	—	168
Stock-based compensation	536	681	1,217
Impairment charge	518	—	518
Change in other non-cash items	(140)	—	(140)
Loss on equipment disposal	12	—	12
Changes in assets and liabilities:
Accounts receivable	(6,213)	—	(6,213)
Inventory	(509)	(112)	(621)
Prepaid expenses and other current assets	(1,648)	—	(1,648)
Accounts payable and accrued expenses	1,496	213	1,709
Billings in excess of revenue earned	(249)	—	(249)

Net cash provided by operating activities	5,849	—	5,849

Cash flows from investing activities:
Proceeds from sale of marketable securities	18,389	—	18,389
Purchase of marketable securities	(14,593)	—	(14,593)
Other assets	(69)	—	(69)
Proceeds from sale of equipment	4,500	—	4,500
Investments in equity and cost basis affiliates	(3,000)	—	(3,000)
Capital expenditures	(1,490)	—	(1,490)

Net cash provided by investing activities	3,737	—	3,737

Cash flows from financing activities:
Treasury stock purchases	(6,359)	—	(6,359)
Proceeds from exercise of stock options	618	—	618

Net cash (used in) financing activities	(5,741)	—	(5,741)

Effect of exchange rate changes on cash	(68)	—	(68)

Net increase in cash and equivalents	3,777	—	3,777
Cash and equivalents:
Beginning of period	17,817	—	17,817

End of period	$21,594	—	$21,594

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$—	—	$—

3. INVENTORY

Inventory is stated at the lower of cost (determined on the first-in, first-out or specific identification method) or market and consists of the following at September 30, 2006 and December 31, 2005:

	September 30, 2006	December 31, 2005
Raw materials	$5,924,660	$5,434,246
Work-in-process	1,166,867	320,818
Finished goods	2,458,776	3,503,168

	$9,550,303	$9,258,232

4. NET (LOSS) INCOME PER SHARE

Basic net (loss) income per share is computed using the weighted average number of shares of common stock outstanding during the period less any unvested shares. Diluted net income per share is computed using the weighted average number of common shares and potential common shares outstanding during the period using the treasury stock method. Potential common shares have not been included in any periods in which the effect would be anti-dilutive. For the nine months ended September 30, 2006 and September 24, 2005, 22,352 and 359,985 common share equivalents, respectively, are included in the diluted earnings per share calculation from the assumed exercise of outstanding stock options and repurchases under the treasury stock method. For the three months ended September 24, 2005, 892,383 common share equivalents are included in the diluted earnings per share calculation from the assumed exercise of outstanding stock options and repurchases under the treasury stock method. For the three months ended September 30, 2006 stock options and nonvested shares aggregating 8,379,849 shares were outstanding but not included in the computation of diluted earnings per share as the inclusion would be anti-dilutive.

5. STOCK BASED COMPENSATION

Prior to January 1, 2006, the Company accounted for its equity-based compensation plans under the recognition and measurement provision of APB 25, and related Interpretations, as permitted by SFAS 123. Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), using the modified prospective application transition method. Under this transition method, compensation cost recognized includes compensation costs for all share-based payments granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all share-based payments granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Accordingly, prior period amounts have not been restated.

As a result of adopting SFAS 123R, the Company’s net income before benefit from income taxes for the three and nine months ended September 30, 2006 are approximately $516,000 and $1,592,000 lower, respectively, than if the Company had continued to account for share-based compensation under APB 25. Basic and diluted earnings per share for the three and nine months ended September 30, 2006 would have been $0.01 higher if the Company had not adopted SFAS 123R, and continued to account for stock awards under APB 25.

The following table illustrates the effect on the net income and earnings per share had the Company used the fair-value recognition provisions of SFAS No. 123, and its amendment to measure employee stock compensation for the comparable period in fiscal 2005.

	Three Months Ended September 24, 2005	Nine Months Ended September 24, 2005
Net income, as reported	$5,031,986	$7,647,926
Plus: Stock-based compensation	329,758	1,217,173
Less: Total stock-based employee compensation determined under fair value method	(865,690)	(2,801,561)

Pro Forma net income	$4,496,054	$6,063,538

Earning per share:
Basic, as reported	$.07	$.11

Basic, pro forma	$.07	$.09

Diluted, as reported	$.07	$.11

Diluted, pro forma	$.06	$.09

A summary of award activity under the stock option plans as of September 30, 2006 and changes during the nine month period is as follows:

	Nine Months Ended September 30, 2006
	Shares	Weighted Average Exercise Price
Balance, January 1, 2006	8,937,018	$10.61
Options granted	—	—
Options forfeited	(530,947)	10.32
Options exercised	(64,525)	4.30

Balance, September 30, 2006	8,341,546	$10.59

Exercisable, September 30, 2006	7,387,733	$11.31

A summary of options vested and expected to vest at September 30, 2006 is as follows:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options vested at period end	7,387,733	$11.31	$177,610
Options expected to vest, at period end	944,626	4.99	500

Options vested and expected to vest	8,332,359	$10.60	$178,110

The following table summarizes information about stock options outstanding and exercisable at September 30, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.01—$ 3.55	473,749	4.53	$3.02	374,999	$2.90
$ 3.75—$ 4.97	2,032,285	5.49	4.37	1,565,917	4.41
$ 5.00—$ 9.95	2,171,842	5.45	6.19	1,858,147	6.34
$10.00—$13.00	1,614,270	5.29	11.32	1,539,270	11.39
$14.31—$44.88	2,049,400	4.79	22.58	2,049,400	22.58

	8,341,546	5.21	$10.59	7,387,733	$11.31

Aggregate intrinsic value on September 30, 2006	$178,610			$177,610

No options were issued during the nine months ended September 30, 2006. During the nine months ended September 24, 2005 the Company issued 556,450 stock options at a weighted-average grant date fair value of $3.68. The total intrinsic value of options exercised during the nine months ended September 30, 2006 was $64,081. Cash received from option exercises under all share-based payment arrangements was approximately $278,000 for the nine months ended September 30, 2006. No tax benefits were realized during this period due to the existence of tax net operating loss carryforwards.

The Company has issued shares of nonvested common stock to certain employees. Each award requires the employee to fulfill certain obligations, including remaining employed by the Company for two or four years (the vesting period). However, 293,000 of the outstanding shares will vest immediately upon the Company achieving profitability in either 2006 or 2007.

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option-pricing model using the assumptions noted in the following table. These assumptions are highly subjective and require the exercise of management judgment. Management must also apply judgment in developing an estimate of awards that may be forfeited. If the actual experience differs significantly from the estimates and the Company chooses to employ different assumptions in the future, the stock-based compensation expense that the Company records in future periods may differ materially from that recorded in the current period. Expected volatility is based on historical volatility of the Company’s common stock. The Company uses historical data to estimate option exercises and employee terminations used in the model; separate groups of employees who have similar historical exercise behavior are considered separately. The expected term of options granted is derived based on historical exercise patterns and represents the period of time that options granted are expected to be outstanding. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	Nine Months Ended
	September 30, 2006	September 24, 2005
Dividend yields	N/A	0%
Expected volatility	N/A	98.02%
Risk free interest rates	N/A	4.35%
Expected lives in years	N/A	6

A summary of the activity for nonvested share awards as of September 30, 2006 and changes during the nine months then ended is presented below:

	Shares	Weighted Average Grant Fair Value
Balance, January 1, 2006	467,750	$5.44
Granted	100,000	3.35
Forfeited	(26,750)	5.34
Vested	—	—

Balance, September 30, 2006	541,000	$5.06

The following table summarizes stock-based compensation expense related to employee stock options and nonvested stock awards under SFAS123R for the three and nine months ended September 30, 2006 (no tax benefits were recognized):

	September 30, 2006
	Three Months Ended	Nine Months Ended
Cost of product revenues	$146,000	$422,000
Research and development	76,000	251,000
Selling, general and administrative	486,000	1,457,000

Total	$708,000	$2,130,000

The total unrecognized compensation cost related to nonvested stock awards is expected to be recognized over a weighted average period of 3 years. The total unrecognized compensation cost is as follows at September 30, 2006:

Stock option awards	$1,626,795
Nonvested stock awards	2,210,523

$3,837,318

6. OTHER ASSETS AND AMOUNTS DUE FROM AFFILIATES

Marketable Equity Security

As of September 30, 2006 the Company held approximately 200,000 shares of Micrel common stock as available-for-sale with a market value of approximately $1,938,000 and an adjusted cost basis of approximately $1,812,000. The fair value of this investment at December 31, 2005 was approximately $4,660,000. On April 4, 2006, the Company sold 200,000 shares of Micrel common stock for approximately $3,002,000. The gain recognized on the sale is separately presented in the statement of operations.

Non-Marketable Securities—Equity Method Investments

At September 30, 2006, the Company had an approximate 35% interest in Kopin Taiwan Corp (KTC), which is accounted for using the equity method and had a carrying value of $0. The Company has manufactured products for KTC to sell to their customers and KTC manufactures products for the Company to sell to its customers. In addition, the Company provides technical services to KTC and sells raw substrates. For the three and nine months ended September 30, 2006 the Company had product sales to KTC of approximately $6,000 and $39,000, respectively, as compared to approximately $73,000 and $237,000 for the three and nine months ended September 24, 2005, respectively. For the three and nine months ended September 30, 2006 the Company had purchases from KTC of approximately $535,000 and $1,260,000, respectively, as compared to approximately $392,000 and $1,677,000, for the three and nine months ended September 24, 2005, respectively.

In February 2005 the Company contributed its CyberLite LED technology, production know-how, and $3.0 million to a joint venture, KoBrite, formed to manufacture and sell LEDs. For its contribution, the Company received a 23% interest in KoBrite. In addition, KTC contributed $2.0 million for a 15% interest in KoBrite and unrelated investors contributed an additional $9.0 million. Subsequent to September 30, 2006, in a KoBrite equity offering, the Company invested an additional approximately $2.0 million in the KoBrite joint venture to retain its approximate proportional interest. KoBrite was established under the laws of Mauritius for the purpose of constructing manufacturing operations in China and contract manufacturing operations in Taiwan. Subsequent to its establishment, KoBrite entered into an agreement, which required it to pay the Company a total of $7.5 million for the transfer of certain equipment and the performance of research and training activities. Approximately $6.0 million of the $7.5 million was allocated to the value of the equipment transferred and $1.5 million was allocated to the performance of research and training activities. This transaction resulted in the Company recording an impairment charge for the fiscal year ended December 25, 2004. In the three months ended March 26, 2005, the

Company recorded an additional impairment charge of approximately $518,000 resulting from additional costs to complete the sale of the equipment. During the nine months ended September 30, 2006, the Company recorded revenue of approximately $850,000 after completing all services and deliverables and achieved acceptance from KoBrite. All amounts owed to the Company by KoBrite for this transaction had been paid.

The Company accounts for its ownership interest in KoBrite using the equity method. KoBrite’s results are recorded one quarter in arrears from the Company’s. During the three and nine months ended September 30, 2006, the Company recorded losses of approximately $98,000 and $476,000, respectively, as compared to the three and nine months ended September 24, 2005, when the Company recorded losses of approximately $19,000 and $168,000, respectively, in “Equity losses in unconsolidated affiliates” in the consolidated statement of operations.

Non-Marketable Securities—Cost Method Investments

At September 30, 2006 the Company had an investment in Advanced Wireless Semiconductor Company (AWSC), with a carrying value of approximately $775,000, which the Company accounts for on the cost basis. The Company invested approximately $500,000 in AWSC in the three month period ended September 30, 2006 to retain its approximate proportional ownership interest in an AWSC equity offering.

One of the Company’s Directors is chairman of KTC and owns approximately 1.0% of the outstanding common stock of KTC. One of the Company’s Directors is a director of AWSC and several directors and officers own amounts ranging from 0.1% to 0.5% of the outstanding stock of AWSC.

At September 30, 2006, the Company had an investment in Kenet, Inc. (Kenet) with a carrying value of approximately $5.4 million, which is carried under the cost method. In the nine month period ended September 30, 2006, the Company invested an additional approximate $2.5 million in Kenet to retain its approximate proportional interest in a Kenet equity offering. The Company’s Chief Executive Officer is a founder and board member of this company and owns approximately 2.3% of this company. Certain directors and an officer of the Company have also invested in this company and their ownership ranges from 0.1% to 1.0%. On January 30, 2008 Kopin and three other principle investors entered into a loan agreement with Kenet whereby each of the investors committed to loan Kenet up to $1.0 million each through May 28, 2008. The loan agreement provides for interest at the rate of ten percent per annum and provides for the issuance of warrants to purchase Kenet’s common stock. On January 30, 2008 Kenet borrowed $1.2 million under the loan agreement of which $0.3 million came from the Company. The Company has been notified that Kenet anticipates drawing down an additional $1.6 million under the loan agreement in March 2008 of which $0.4 million would be from the Company.

Amounts Due From Affiliates

Related party receivables at September 30, 2006 and December 31, 2005 approximate the following amounts:

	September 30, 2006	December 31, 2005
Advanced Wireless Semiconductor	$2,040,000	$2,530,000
Kopin Taiwan Corporation	423,000	510,000

Accounts receivable from unconsolidated affiliates	$2,463,000	$3,040,000

Summarized aggregate financial information for KTC and KoBrite is provided in the table below. The three and nine month periods ended September 30, 2006 and September 24, 2005 includes the financial information of KTC for such period and the financial information for KoBrite beginning with the six months ended September 24, 2005.

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 24, 2005	September 30, 2006	September 24, 2005
Revenue	$1,671,000	$419,000	$3,286,000	$1,917,000
Gross margin	(403,000)	(381,000)	(1,372,000)	(856,000)
Loss from operations	(1,287,000)	(1,085,000)	(4,994,000)	(3,156,000)
Net loss	(1,254,000)	(1,011,000)	(4,926,000)	(3,042,000)

Certain officers and directors have invested in some of the Company’s investee companies, including Micrel. The Company has a loan to a non-officer employee for $170,000 which is due in 2008.

7. ACCRUED WARRANTY

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

	Nine months Ended
	September 30, 2006	September 24, 2005
Beginning Balance	$1,030,000	$1,030,000
Additions	271,000	442,000
Claim and reversals	(271,000)	(442,000)

Ending Balance	$1,030,000	$1,030,000

8. INCOME TAXES

As of September 30, 2006, the Company has available for tax purposes substantial federal net operating loss carryforwards expiring through the year 2025. The Company has recognized a full valuation allowance for its net operating loss carryforwards and other net deferred tax assets for entities in the United States tax jurisdictions due to the uncertainty of realization of such assets.

In the third quarter 2006, the Company recorded a valuation allowance of $370,000 against 100% of its Korean subsidiary’s deferred tax assets. This resulted in an incremental charge to the tax provision of approximately $370,000. The Company’s management believes that it is more likely than not that Kowon will be unable to utilize the tax benefits in the foreseeable future. A significant decrease of sales in 2006 and the losses incurred in recent quarters creates uncertainty about the enterprise’s ability to earn taxable income and realize tax benefits in the near future. Such losses may be carried forward for 5 years.

9. SEGMENTS AND GEOGRAPHICAL INFORMATION (AS RESTATED)

The Company’s chief operating decision maker is its Chief Executive Officer. The Company’s chief operating decision maker evaluates the operating results of the Company’s reportable segments based on revenues and net income (loss).

The Company operates in two reportable segments, Kopin US, which includes the operations in the United States and the Company’s equity method investments, and Kowon. In prior years the Company disclosed one reportable segment and prior periods have been corrected to conform to current year presentation. The following table presents the Company’s reportable segment results for the three and nine month periods ended September 30, 2006 and September 24, 2005:

	Kopin U.S.	Kowon	Adjustments	Total
Three months ended September 30, 2006
Revenues	$14,542,000	$1,880,000	($718,000)	$15,704,000
Net income (loss)	(511,000)	(151,000)	(222,000)	(884,000)

September 24, 2005
Revenues	$21,641,000	$9,927,000	($6,152,000)	$25,416,000
Net income (loss)	4,332,000	686,000	13,000	5,031,000

Nine months ended September 30, 2006
Revenues	$49,023,000	$6,391,000	($2,155,000)	$53,259,000
Net income (loss)	1,743,000	(887,000)	(123,000)	733,000
Total Assets	147,524,000	21,225,000	(6,987,000)	161,762,000
Long lived assets	12,536,000	3,685,000	(4,000)	16,217,000

September 24, 2005
Revenues	$54,558,000	$19,522,000	($8,723,000)	$65,357,000
Net income (loss)	6,487,000	1,096,000	67,000	7,650,000
Total Assets	148,817,000	24,444,000	(13,492,000)	159,769,000
Long lived assets	6,676,000	3,633,000	(3,000)	10,306,000

The adjustments to reconcile to the consolidated financial statement total revenue, net income (loss) and total assets include the elimination of intercompany sales, minority interest in income (loss) of subsidiary and intercompany receivables.

Geographical revenue information for the three and six months ended September 30, 2006 and September 24, 2005, was based on the location of the customers and is as follows:

	Three Months Ended September 30, 2006	Three Months Ended September 24, 2005	Nine Months Ended September 30, 2006	Nine Months Ended September 24, 2005
Asia-Pacific	27%	50%	32%	37%
Americas	73%	50%	68%	63%

Total Revenues	100%	100%	100%	100%

10. LITIGATION

Derivative Lawsuits—On August 15, 2006, two lawsuits were filed in Superior Court, Bristol County, Massachusetts against certain officers and directors of the Company, purportedly derivatively on behalf of the Company (the “Derivative Suits”). The complaints in the Derivative Suits assert that the named officers and directors breached their fiduciary duties and other obligations to the Company in connection with the Company’s historical stock option granting process, the accounting for past stock options, and historical sales of stock by certain individual defendants. Kopin is also named as a nominal defendant in the Derivative Suits, although the lawsuits are derivative in nature and purportedly asserted on behalf of the Company.

Securities Law Action—On September 6, 2007, a complaint was filed against the Company and certain of its directors and officers in Superior Court, Bristol County, Massachusetts purportedly on behalf of a class of shareholders who held Kopin stock on September 6, 2007 (the “Securities Law Action”). The plaintiffs in this action assert claims arising under Delaware General Corporations Law § 211(c), alleging that the Company failed to hold an annual shareholder meeting within the past thirteen months. The plaintiffs seek an order requiring the Company to schedule an annual shareholder meeting and to provide notice of the meeting in accordance with Kopin’s by-laws.

Due to the inherent uncertainties of litigation, the Company cannot predict the outcome of the Securities Law Action and derivative law suits at this time, and can give no assurance that the claims will not have a material adverse affect on its financial position or its results of operations.

The Company is engaged in other legal proceedings arising in the ordinary course of business. Management believes the ultimate outcome of these proceedings will not have a material adverse impact on the Company’s consolidated financial position, results of operations or cash flows.

11. RECENT ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2006 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), which requires the recognition of compensation cost for all share-based payments (including employee stock options) at fair value. The Company adopted SFAS No.123R using the modified prospective application transition method. Under this method, compensation cost is recognized for the unvested portion of share-based payments granted before December 31, 2005 and all share-based payments granted subsequent to December 31, 2005 over the related vesting period. Prior to January 1, 2006 the Company applied the intrinsic values based method prescribed in the Accounting Principle Board Opinion No. 25 in accounting for employee stock-based compensation. Prior period results have not been restated as a result of this change. Due to the adoption of SFAS No. 123R, the Company results from continuing operations for the nine month period ended September 30, 2006 include incremental share-based compensation expense totaling $2.1 million. As such, basic and fully diluted earnings per share from continuing operations were impacted by $0.03 and $0.03, respectively, during this period.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination. If the tax position is deemed more-likely-than-not to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. The Company adopted FIN 48 on January 1, 2007. The adoption of FIN 48 did not have a material impact on its consolidated results of operations or financial condition.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which enhances existing guidance for measuring assets and liabilities at fair value. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. SFAS No. 157 is effective for the Company’s fiscal year beginning December 30, 2008. The Company is currently assessing the impact, if any, that SFAS No. 157 will have on the results of its operations, financial position or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits an entity to choose, at specified election dates, to measure eligible financial instruments and certain other items at fair value that are not currently required to be measured at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods with in those financial years. At the effective date, an entity may elect the fair value option for eligible items that exist at that date. The entity shall report the effect of the first remeasurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. The Company is currently evaluating the impacts and disclosures of this standard, but would not expect SFAS No. 159 to have a material impact on its consolidated results of operations or financial condition.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”. SFAS No. 160 amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods with in those fiscal years, beginning on or after December 28, 2008, except for the presentation and disclosure requirements which will be applied retrospectively for all periods presented. The Company is currently assessing the impact, if any, that SFAS No. 160 will have on the results of its operations, financial position and cash flows.

Also in December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. SFAS No. 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. It requires acquisition-related costs and restructuring costs that the acquirer expects but is not obligated to incur to be recognized separately from the acquisition. SFAS No. 141(R) modifies the criteria for the recognition of contingencies as of the acquisition date. It also provides guidance on subsequent accounting for acquired contingencies. SFAS No. 141(R) is effective for business acquisitions for which the acquisition date is on or after January 1, 2009. The Company may not apply it before that date. SFAS 141(R) will not impact the Company’s accounting for prior acquisitions.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part I

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995, including without limitation statements made relating to our expectation that sales to Skyworks Solutions and the US Military will represent a significant portion of our revenues for 2008; our expectation that sales of our CyberDisplay products to customers who use them in camcorder applications will decline; our expectation that KoBrite will incur additional losses in the near term; our belief that in 2008 we will establish an 8-inch CyberDisplay manufacturing line; our belief that our material weakness in our internal controls will continue to exist in our fiscal year 2008; our expectation that a significant market for new wireless communications devices, including personal entertainment systems, will develop; our expectation that our CyberDisplay products will benefit from further general technological advances in the design and production of integrated circuits and active matrix LCDs, resulting in further improvements in resolution and miniaturization; our expectation that sales into the high speed fiber optic switching equipment market will not be significant in fiscal year 2008; our expectation not to pay cash dividends for the foreseeable future and to retain earnings for the development of our businesses; our expectation, based on current negotiations with our customers and certain contractual obligations, that the prices of certain products will decline in fiscal year 2008; our expectation that the sale prices of our commercial displays will decline, but our military product sales will increase, in fiscal year 2008; our expectation that we will expend between $5.0 and $9.0 million on capital expenditures over the next twelve months; our expectation that our third quarter would be our strongest sales quarter followed by our second quarter, fourth quarter and first quarter, in that order; our expectation that prices of our HBT transistor’s will decline by approximately 5 to 10 percent during fiscal year 2008, but may decline more depending on final negotiation with our customer: our expectation that competition will increase; our belief that our CyberDisplay products are well suited for new applications such as reading e-mail and browsing the Internet using digital wireless devices and other consumer electronics devices; our belief that small form factor displays will be a critical component in the development of advanced wireless communications systems; our belief that general technological advances in the design and fabrication of integrated circuits, LCD technology and LCD manufacturing processes will allow us to continue to enhance our CyberDisplay product manufacturing process; our belief that continued introduction of new products in our target markets is essential to our growth; our belief that GAIN HBT transistor wafers provide the performance characterization necessary for the next generation of wireless handsets and optoelectronic components; our belief that the costs of producing gallium arsenide integrated circuits by our customers will continue to exceed the costs associated with the production of competing silicon integrated circuits; our belief that our future success will depend primarily upon the technical expertise, creative skills and management abilities of our officers and key employees rather than on patent ownership; our belief that our available cash resources will support our operations and capital needs for at least the next twelve months; our estimate that cash payment associated with an anticipated tender offer will range between $200,000 and $500,000 ; and our belief that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations, and cash flows should not be material. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industries in which we operate, management’s beliefs, and assumptions made by management. In addition, other written or oral statements, which constitute forward-looking statements, may be made by or on behalf of us. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “could”, “seeks”, “estimates”, and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements, whether as a result of new information, future events or otherwise. Factors that could cause or contribute to such differences in outcomes and results include, but are not limited to, those discussed below in Part II Item 1A and those set forth in our other periodic filings filed with the Securities and Exchange Commission.

Critical Accounting Policies

Management’s discussion and analysis of our financial condition and results of operations are based upon our unaudited consolidated financial statements. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, inventories, investment valuations, valuation of stock compensation awards, recoverability of deferred tax assets and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not apparent from other sources. Actual results may differ from these estimates under different assumptions. Further detail regarding our critical accounting policies can be found in “Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2005. The Company adopted SFAS 123(R) effective January 1, 2006 which is discussed in Note 5 to the accompanying condensed consolidated financial statements.

The following discussion and analysis gives effect to the restatement described above in the “Restatement of Consolidated Financial Statements” explanatory note to this Quarterly Report on Form 10Q, and in Note 2 to our unaudited consolidated financial statements. For this reason, the data set forth in this section may not be comparable to discussions and data in our previously filed annual and quarterly reports.

Restatement

Background

In November, 2006, in response to a derivative lawsuit filed against the Company, the Company commenced an investigation relating to its stock-based awards granting practices and accounting. Mr. James Brewington, who joined the Company’s Board of Directors in 2006 and was not affiliated with the Company during the period in question, was asked by the Board of Directors to serve on an Independent Special Committee to independently review the Company’s stock-based awards granting practices during the period between 1995 and 2005, referred to as Complaint Period. The Special Committee then engaged an independent law firm and forensic accountants to review the stock-based awards granted during the Complaint Period. The Special Committee reviewed Compensation Committee minutes, Board of Director minutes, emails, other stock-based awards granting documents and spreadsheets used in allocating stock-based awards and performed interviews with current and former members of the Board of Directors, Compensation Committee members, management and employees. The Special Committee’s review included an evaluation of grant authorizations, an assessment of the appropriate measurement dates under generally accepted accounting principles and the appropriate equity pricing methodology.

The Special Committee determined that for grants during the Complaint Period there were different amounts and types of information available to determine the appropriate measurement date for each grant. As such, validation of the appropriate measurement dates under Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees”, or APB 25, was difficult to determine with precision. For such grants, the Special Committee evaluated all available evidence to establish reasonable dates upon which equity recipients and the stock-based awards were known, approved, fixed and ready to be communicated to employees.

For stock-based awards granted during the period January 1, 1995 through December 31, 2005 of the Investigation Period, the accounting principle applied under United States Generally Accepted Accounting Principles (US GAAP) was Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees.” For stock-based awards granted during the period January 1, 2006 through December 30, 2006, of the Investigation Period we applied Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R). APB 25 prescribed that there was a compensation element in a stock option award to an employee if the option exercise price was below the fair market value of the company’s stock on the measurement date. The measurement date is the date that the number of options the employee was to receive and the option exercise price were known. We typically accounted for all stock-based awards to new hires, employees, officers and directors, through December 31, 2005 under APB 25 using the stated grant date as the measurement date. We typically issued stock options with an exercise price equal to the fair market value of our common stock on the recorded grant date, and therefore recorded no stock-based compensation expense. We recorded compensation expense for awards of restricted common shares for the fair value of the common shares on the grant date over the vesting period. We refer to the measurement date used when the stock-based award was granted during the Investigation Period as the Original Measurement Date. If, as a result of our option review, we used a different measurement date than the Original Measurement Date to determine if there was an element of compensation expense in a stock-based award, we referred to the new measurement date as the Revised Measurement Date.

Historical Stock-Based Award Granting Process

Generally, stock-based awards were authorized by the Compensation Committee of the Board of Directors or the Board of Directors. The Compensation Committee implicitly delegated authority to the CEO and CFO to grant stock-based awards in the normal course of business to employees and new hires that were not officers. Our historical stock-based award granting processes for each category of awards is outlined below.

New Hire Employee Stock-Based Awards. Typically, the CEO would extend an offer to a potential new employee and the offer letter would contain a clause outlining the number of stock-based awards that the new hire was to receive on the date the individual began employment. Generally, the Original Measurement Date was the employment start date.

All Other Stock-Based Awards to Non-Officers. Typically, the CEO made recommendations to the Compensation Committee for the grant of stock-based awards to non-officers. The CEO would recommend a pool of stock-based awards that would be allocated to the individual employees. The Compensation Committee approved the terms of the pool, the result of which was generally documented in the minutes of the Compensation Committee meetings. The CFO would allocate the pool between our product line divisions. The product line general managers would then be responsible for determining the allocation of the awards to the employees in their product line division. The product line managers were required to complete the allocation in the same time frame. The allocation of the pool was typically documented in electronic spreadsheets. The results of the allocation were maintained in spreadsheets, which were the final accounting records. The Original Measurement Date was the date of approval by the Compensation Committee of the pool. Generally, we used the closing price of our common stock on the Original Measurement Date as the exercise price for stock options; therefore, typically no compensation expense was recorded in the consolidated financial statements for stock options grants to non-officers.

All Other Stock-Based Awards to Officers. Typically, the CEO made recommendations to the Compensation Committee for the grant of stock-based awards to officers. The Compensation Committee approved the terms of the awards. Evidence of the approval by the Compensation Committee was generally included in the minutes of the meetings for awards to certain executive officers, hereafter referred to as Group A. The evidence of the approval by the Compensation Committee generally did not describe the awards to certain other officers, hereafter referred to as Group B; although our practice was that all officer awards were discussed in the Compensation Committee meetings. Generally, the Original Measurement Date was the date of approval by the Compensation Committee. Generally, we used the closing price of our common stock on the Original Measurement Date as the exercise price for stock options; therefore, typically, no compensation expense was recorded in the consolidated financial statements for stock options granted to officers.

Director Stock-Based Awards. Typically, stock-based awards to members of the Board of Directors were made on the date an individual joined the Board of Directors and on an annual basis generally around the date of the annual shareholders’ meeting as dictated by the terms of our equity plans under which these awards were granted. Generally, we used the closing price of our common stock on the Original Measurement Date as the exercise price for stock options; therefore, typically, no compensation expense was recorded in the consolidated financial statements for stock options granted to directors.

Consultant Awards. Typically, the CEO made recommendations to the Compensation Committee for the grant of stock-based awards to consultants. The Compensation Committee would typically approve the terms of the consultant awards which were typically documented in the agreement with the consultant.

Revised Measurement Date

As a result of the Special Committee’s findings and our own further review of our stock-based award granting practices, we determined that the measurement dates for certain stock-based awards differed from the Original Measurement Date for such grants. In some instances, we were only able to locate sufficient evidence to identify the measurement date described in APB 25, the first date on which both the number of shares that an individual employee was entitled to receive and the exercise price were known, within a range of possible dates. As a result, a framework was developed to determine the Revised Measurement Date using the best available evidence of the date on which both the number of shares that an individual employee was entitled to receive and the exercise price were approved and known with finality. The information used to identify the Revised Measurement Dates for new hire stock based awards was available in the respective offer letters and personnel files. For all other awards, the minutes of the Board of Director meetings, minutes of the Compensation Committee meetings, written consents of the Board of Directors and Compensation Committee, emails, spreadsheets, Form 4 filings with the SEC, and other accounting records were used to identify the Revised Measurement Dates.

The methodology we used to determine the Revised Measurement Dates associated with prior stock-based awards was as follows:

New Hire Employee Stock Based Awards. The Original Measurement Date for stock-based awards granted to new employees was the anticipated employment commencement date documented in the employment offer letter. We determined that in certain instances the actual employment date was different from the anticipated employment date. We determined the Revised Measurement Date for each of these grants to be the date the employee actually commenced employment with the Company.

All Other Stock-Based Awards to Non Officers. We determined that the Original Measurement Date for 6.2 million of the 6.4 million stock-based awards granted to non-officer employees could not be relied on because the criteria for a measurement date had not been met under US GAAP then applicable at the Original Measurement Date. We determined the Revised Measurement Date for each stock-based award to non officers, other than grants of new hire employee stock-based awards, based upon the following decision matrix which factored in all available evidence. The decision matrix contemplates the strength of the available evidence in supporting the finality of the granting process. If the criteria described below in a particular bullet point was satisfied then the date derived from the information reviewed under that bullet point was the date chosen as the Revised Measurement Date; if not, we proceeded to the next bullet point criteria.

•

If the fully executed minutes of the Board of Director or Compensation Committee meetings documented the grantee, the number of stock-based awards they were to receive and the exercise price, the Revised Measurement Date was the date of the fully executed minutes, which was the same as the Original Measurement Date. 137,000 stock-based awards met this criteria and accordingly no compensation expense was recorded.

•

If a fully executed written consent of the Board of Directors or Compensation Committee documented the grantee, the number of stock-based awards they were to receive and the exercise price, the Revised Measurement Date was the date of the last signature from a Board member or Compensation Committee member on the fully executed consent. We used this criteria to determine the Revised Measurement Date for 420,000 stock-based awards and to record compensation expense of approximately $413,000 as part of the restatement.

•

If documentation from the Company’s third party stock option plan administrator documented the grantee, the number of stock-based awards they were to receive and the exercise price, the Revised Measurement Date was the date of such documentation. We used this criteria to determine the Revised Measurement Date for 207,000 stock-based awards and as the Company’s common stock price on the Revised Measurement Date was lower than on the Original Measurement Date, no compensation expense was recorded.

•

If documentation in the form of a final accounting spreadsheet contained the grantee, the number of stock option awards they were to receive and the exercise price for a significant percentage (defined as containing approximately 90% or more of the total award made to all employees) of employees, the Revised Measurement Date was the date of such documentation. We used this criteria to determine the Revised Measurement Date for 1.0 million stock-based awards and to record compensation expense of approximately $5.1 million. For these 1.0 million stock-based awards the number of days between the Original Measurement Date and the Revised Measurement Date was on average 99 days.

•

If documentation from one of the Company’s product line general managers contained the grantee, the number of stock option awards they were to receive and the exercise price for a significant percentage of the pool for that product line division and the total pool was approved by the Board of Directors or the Compensation Committee, the Revised Measurement Date was the date of such documentation. We were unable to locate concurrent documentation of the allocation of the pool for both of our product line divisions. Therefore, we evaluated whether the evidence of the allocation of the pool for one of the product line divisions was substantially complete, as based on our process, both divisions would have been finalizing their allocation at the same time. We defined substantially complete as approximately 90% or more of the total awards for the product line division were finalized. If the evidence supporting the allocation of the pool for one of the product line divisions was substantially complete, we assumed the Revised Measurement Date was the same for both product line divisions. We used this criteria to determine the Revised Measurement Date for 2.6 million stock-based awards and to record compensation expense of approximately $10.6 million as part of the restatement. For these 2.6 million stock-based awards the number of days between the Original Measurement Date and the Revised Measurement Date was, on average, 69 days.

•

If documentation in the form of Company records used to support the annual Form 10-K filings documented the grantee, the number of stock-based awards they were to receive and the exercise price the Revised Measurement

Date was the date of the filing of the Form 10-K. We used this criteria to determine the Revised Measurement Date for 1.9 million stock-based awards and to record compensation expense of approximately $361,000 as part of the restatement. For these 1.9 million stock-based awards the number of days between the Original Measurement Date and the Revised Measurement Date was, on average, 105 days.

All Other Stock-Based Awards to Officers. We determined that the Original Measurement Date for 5.3 million of the 7.9 million stock-based awards to officers could not be relied on because the criteria for a measurement date had not been met under US GAAP then applicable on that date. We determined the Revised Measurement Date for each stock-based award to officers, other than grants of new hire employee stock-based awards, based upon the following decision matrix which factored in available evidence. We assumed the Revised Measurement Date for stock-based awards to Group B officers was the same as for Group A officers unless the evidence indicated otherwise. The decision matrix contemplates the strength of the available evidence in supporting the finality of the granting process. If the criteria described below in a particular bullet point was satisfied then the date derived from the information reviewed under that bullet point was the date chosen as the Revised Measurement Date; if not, we proceeded to the next bullet point criteria.

•

If the fully executed minutes of the Board of Director or Compensation Committee meetings documented the grantee, the number of stock-based awards they were to receive and the exercise price, the Revised Measurement Date was the date of the fully executed minutes, which was the same as the Original Measurement Date. 2.6 million stock-based awards met this criteria and accordingly no compensation expense was recorded.

•

If a fully executed consent of the Board of Directors or Compensation Committee documented the grantee, the number of stock-based awards they were to receive and the exercise price, the Revised Measurement Date was the date of the last signature from a Board member or Compensation Committee member on the fully executed consent. We used this criteria to determine the Revised Measurement Date for 460,000 stock-based awards and to record compensation expense of approximately $445,000 as part of the restatement.

•

If the fully executed minutes of the Board of Director or Compensation Committee meetings subsequently documented or clarified the grantee and the number of stock-based awards they were to receive and the exercise price which were discussed in Compensation Committee minutes of a prior date, the Revised Measurement Date was the date of the clarifying Board of Director’s meeting. We used this criteria to determine the Revised Measurement Date for 2.8 million stock-based awards and to record compensation expense of approximately $10.5 million as part of the restatement.

•

If documentation in the form of a final accounting spreadsheet contained the grantee, the number of stock option awards they were to receive and the exercise price for a significant percentage (defined as containing approximately 90% or more of the awards made to all employees and officers) of employees, the Revised Measurement Date was the date of such documentation. We used this criteria to determine the Revised Measurement Date for 500,000 stock-based awards and to record compensation expense of approximately $3.4 million.

•

If a Form 4 filed with the Securities and Exchange Commission documented the grantee and the number of stock-based awards they were to receive and the exercise price, the Revised Measurement Date was generally the filing date of the Form 4. We used this criteria to determine the Revised Measurement Date for 1.5 million stock-based awards and to record compensation expense of approximately $2.8 million as part of the restatement.

Director Stock-Based Awards. The 1997 Directors Stock Option Plan (the “Directors Plan”), which terminated in 2002, provided for the automatic grant of stock options to our outside directors, such that the grants require no independent action of the Board of Directors or any committee of the Board of Directors. The Directors Plan permits the issuance of stock options with an exercise price of either the closing price of the Company’s stock on the day before the grant or the closing price of the Company’s stock on the day of grant. We identified two awards where the exercise price of the award was the previous day’s closing price. We recorded compensation expense of $30,000 for the difference between the previous day’s closing price and the closing price on the date of grant.

The Compensation Committee also made one award to a Director as an incentive to assist management in increasing the value of the Company. We could not locate documents which described the specific services the Director was to perform and accordingly this grant was treated as a non employee grant. The additional compensation expense for this award was $27,000.

Restatement Adjustments

Applying the methodology described above, we calculated stock-based compensation expense for periods prior to fiscal 2006 under APB 25 based upon the intrinsic value on the Revised Measurement Dates of stock-based awards to new hires, officers, non-officers and directors and the vesting provisions of the underlying stock-based award. We calculated the intrinsic value on the Revised Measurement Date as the closing price of our common stock on such date as reported on the Nasdaq National Market, now the Nasdaq Global Market (NASDAQ), less the exercise price per share of common stock, multiplied by the number of shares subject to such award. We recognize these amounts as compensation expense over the vesting period of the underlying stock-based award (generally four years). We also determined that Emerging Issues Task Force (EITF) Issue 96-18: “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” should have been applied for certain stock-based awards to consultants in 1996. Under EITF 96-18, we remeasure, and report in our consolidated statement of operations, the intrinsic value of the options at the end of each reporting period until the measurement date, which is the date the option vests.

In applying the methodologies above, if the Company’s stock price on the Revised Measurement Date was lower than the original grant price, no compensation expense adjustment was recorded. The equity award plans under which the stock based awards discussed above were granted allow for the Board of Directors or its designee to issue stock options of the Company with an exercise price they choose; however, for a stock option to qualify as an incentive stock option, the plan contains certain rules which are believed to be consistent with the requirements of the Internal Revenue Service. These rules essentially require that the equity awards be made at fair value on the date of grant, which is interpreted to be the previous day’s closing price or the current day’s closing price of the Company’s common stock on NASDAQ. We have primarily used the current day’s close price in determining the exercise price of stock options. When applying the methodologies above, if an option was granted at the previous day’s closing price, we recorded compensation expense for the difference between the previous day’s closing price and the closing price on the date of grant.

The aggregate amount of additional compensation expense related to the grants awarded during the Investigation Period, which the Company should have recorded in prior periods, is $37.4 million, excluding income tax effects.

During the period from October 8, 1998 to September 17, 2001, we had 7 grants to officers and non-officers, excluding new hire awards. These 7 awards had exercise prices that were at or near the lowest common stock price of the Company during the 90 day period after the Original Measurement Date. For 6 of these awards representing 5.8 million stock-based awards, the grant occurred either on or within 13 days of a regularly scheduled meeting of the Board of Directors. Compensation expense of approximately $28.6 million has been recorded as part of the restatement for these 6 awards. The other awards represented approximately 789,000 stock-based awards for which $1.5 million of compensation expense has been recorded as part of the restatement.

Based on the findings discussed above, the Company has restated its reported results for prior periods to reflect the impact of the additional stock-based compensation by year. The fiscal years ended December 31, 1995, 1996, 1997, 1998, 1999, 2000, 2001, 2002, and 2003 are referred to as 1995, 1996, 1997, 1998, 1999, 2000, 2001, 2002 and 2003, respectively, in the tables that follow. The fiscal years ended December 25, 2004, December 31, 2005 and December 30, 2006 are referred to as 2004, 2005 and 2006, respectively.

Sensitivity Analysis

Many of our Revised Measurement Date conclusions are dependent on the facts and circumstances of each stock-based award and the available documents. As discussed above, we used a variety of document types to determine the Revised Measurement Dates including emails, spreadsheets, minutes of Board of Director and Compensation Committee meetings, filings with the Securities and Exchange Commission and other available documents. However, because of the passage of time since the Original Measurement Dates, in many instances we did not have a definitive set of documents to determine the Revised Measurement Dates and, therefore judgment was used to determine the Revised Measurement Dates. To evaluate the results from the decision criteria we established, we performed an analysis to compare the compensation expense which resulted from selecting measurement dates based upon the methodology described above to what the compensation expense would have been had we selected alternative measurement dates. In selecting an alternative measurement date to perform this analysis we considered whether it was possible that the actual stock-based award grant was finalized before or after the date selected as the Revised Measurement Date (the “sensitivity period”). The end of the sensitivity period is considered to be the latest possible measurement date or the “no later than date.” For example, for certain grants, we used the date a Form 4 was filed with the Securities and Exchange Commission as the Revised Measurement Date and we used the closing price of our common stock on that date in computing the compensation expense. Since the Form 4 contains all of the key information for a stock-based award, we know the criteria for determining a measurement date had been met when the Form 4 was filed. However, it is possible the grant was finalized before the Form 4 was filed. As a result, the sensitivity period for such a grant would be from the Original Measurement Date to the Revised Measurement Date.

For purposes of our sensitivity analysis, we therefore computed the compensation expense assuming that 1) the Revised Measurement Date was the date that the Company’s stock price was the highest during the sensitivity period, 2) the Revised Measurement Date was the date that the Company’s stock price was the lowest during the sensitivity period and 3) the Revised Measurement Date was an average of the Company’s stock price during the sensitivity period. The sensitivity analysis methodology we used to perform this comparison is dependent on the nature of the individual award but can be categorized as follows:

•

For non-officer awards that the Revised Measurement Date is the date on the document from the product line managers which provides evidence that the allocation of the pool was substantially complete, the sensitivity period is from the Revised Measurement Date to the date of the Company’s next Form 10-K filing with the SEC.

•

For non-officer awards that the Revised Measurement Date is the date of the filing of the Company’s next Form 10-K due to the fact that the only evidence supporting the finality of the pool allocation was incomplete documents from the product line managers, the sensitivity period is from the date of the incomplete documents from the product line managers to the Revised Measurement Date.

•

For awards that the Revised Measurement Date is the date of a final accounting record, the date of the filing of the Company’s Form 10-K or the date of the filing by the officer of a Form 4 with the SEC, the sensitivity period is from the Original Measurement Date to the Revised Measurement Date.

•

For awards that the Revised Measurement Date is the date of fully executed minutes of Board of Director or Compensation Committee meetings which document or clarified stock-based awards granted with an Original Measurement Date prior to the date of such meeting, the sensitivity period is from the Original Measurement Date to the Revised Measurement Date.

•

For awards to Group B officers that the Revised Measurement Date is same date as awards to Group A officers, the sensitivity period is from the Revised Measurement Date to the date of the Company’s next Form 10-K filing with the SEC or the date of the filing by the officer of a Form 4 with the SEC.

The table below shows the additional stock-based compensation expense by year from 1995 through 2005 which we recorded using the Revised Measurement Date methodology and what the compensation expense would be based on the sensitivity analysis using the date the Company’s stock price was the highest during the sensitivity period (in millions):

	1995	1996	1997	1998	1999	2000	2001
Recorded compensation expense, excluding tax impacts	$—	$0.2	$1.7	$1.9	$4.6	$5.8	$8.2
Compensation expense assuming the Revised Measurement Date was when the Company’s stock price was the highest during the sensitivity period	$—	$0.2	$1.9	$2.2	$15.1	$21.9	$26.4

	2002	2003	2004	2005	Total
Recorded compensation expense, excluding tax impacts	$6.5	$5.3	$2.5	$0.7	$37.4
Compensation expense assuming the Revised Measurement Date was when the Company’s stock price was the highest during the sensitivity period	$18.1	$14.3	$4.8	$1.2	$106.1

The compensation expense would be $6.7 million and $48.4 million had we used as the Revised Measurement Date the date the Company’s stock price was the lowest during the sensitivity period and the average of the Company’s stock price during the sensitivity period, respectively.

In reviewing the results of the sensitivity analysis above we noted that one stock option award made in 1999 had a significant impact on the overall results. As noted above, we recorded an aggregate compensation expense, excluding income tax effects, of $37.4 million, which included $10.5 million specifically for the 1999 award. In performing the sensitivity analysis, we noted that approximately $47.7 million of the total $106.1 million noted above in the sensitivity analysis is attributed to this 1999 award. The Revised Measurement Date for the awards granted to officers in this 1999 award was determined to be December 8, 1999, the date of the fully executed minutes of a Board of Directors meeting which documented the discussions of a previously held Compensation Committee meeting. The officers filed Form 4s with the SEC on February 14, 2000. The sensitivity period for the awards made to the officers in this 1999 award is from October 29, 1999 to February 14, 2000. The Revised Measurement Date for awards granted to non-officers was determined to be January 10, 2000, the date of the documentation from the Company’s product line general managers that contained allocation of the pool for a significant percentage of the pool that was approved by the Board of Directors or the Compensation Committee. The sensitivity period for the awards made to the non-officers in this 1999 award is from January 10, 2000 to the date of the Company’s next Form 10-K filing, March 30, 2000.

We believe our methodology is based on the best available evidence and results in appropriate measurement dates under US GAAP then applicable for our historical stock-based awards during the Investigation Period.

Tax Adjustments

Withholding Taxes

In addition to the stock-based compensation charges, we also have recorded payroll tax-related expense related to our stock-based awards. We have determined that numerous stock options previously classified as incentive stock options (ISO) did not meet the criteria to qualify as ISOs since they were issued in the money based on the Revised Measurement Dates. As we mistakenly believed those options were ISOs, we did not withhold and pay certain employee income and payroll taxes on their exercise. Consequently, we have recorded additional expense, along with penalties and interest, in the periods of exercise. These expenses have been reversed in the period when the statute of limitations expires. Tax-related liabilities related to the disqualification of the ISO status of stock options and withholding taxes were approximately $80,000 at September 30, 2006.

Section 409A

Under Section 409A of the Internal Revenue Code (Section 409A), individuals who received option grants with an exercise price below the fair market value of the underlying stock at the Revised Measurement Date may be subject to additional taxes and interest with respect to options that vest after December 25, 2004. Absent corrective action by December 31, 2008 (or exercise, if earlier) holders of these stock options will be required to recognize ordinary income for federal income tax purposes as those options vest. Pursuant to interim Internal Revenue Service guidance, applicable to 2005 and 2006, the income is calculated as the difference between the fair market value of the underlying stock and the exercise price as of December 31 of the year of vesting. The individual must also recognize, in each subsequent year until the option is fully exercised or expires, ordinary income equal to the excess of the fair market value of the underlying stock over the sum of the exercise price and any previously recorded income. In addition to ordinary income taxes, an additional 20% penalty tax on the resulting ordinary income is levied on the individual, plus in certain instances interest on any tax to be paid. Certain states (e.g. California) take or may take the position that some or all of the same consequences, including the 20% penalty tax, will also apply for state purposes.

We intend to reimburse our employees and former employees for the additional taxes arising under Section 409A due to the exercise of certain stock options in 2006. As a result, we anticipate incurring expenses of approximately $10,000. In order to avoid future tax consequences of 409A, we anticipate executing a tender offer to repurchase options which will give rise to taxes under 409A following the filing of this Form 10-Q. We estimate the aggregate cash payments to option holders under the program to be in the range of $200,000 to $500,000.

Income Taxes

Due to our net operating loss position and full valuation against our deferred tax assets, there was no income tax impact related to this restatement.

Other Adjustments

The restatement of prior year financial statements includes adjustments in 2005 and 2004 of $372,000 and $303,000, respectively, for other errors identified in the period, however such errors were not previously recorded as the Company concluded the amount of such errors, both individually and in the aggregate, were not material to the consolidated financial statements of any period. These errors related to inventory reserves and incentive and other miscellaneous accruals. In preparation for the adoption of FIN 48, the Company performed a review of its tax attributes and made adjustments to such attributes in the appropriate period. As a result of the valuation allowance against the deferred tax assets there was no impact to the consolidated balance sheet. We corrected certain interim period statements of cash flows to reflect construction in process accrued but not paid at the end of the period as a non-cash item. The Company also determined it has two reportable segments. Accordingly, the Company has corrected its disclosures in the notes to the Consolidated Financial Statements.

The following reflects the additional stock-based compensation expense, payroll tax expense and other adjustments recorded by us for the restatement described above (in thousands):

	Change in Stock-Based Compensation Expense Related to Restatement	Payroll Taxes	Change in Net Loss (Income) Related to Restatement of Stock-Based Compensation	Other Adjustments	Change in Net Loss (Income) Related to Restatement	Stock-Based Compensation Expense, Net of Tax, as Previously Reported	Stock-Based Compensation Expense, Net of Tax, As Restated
1995	$—	$—	$—	$—	$—	$131	$131
1996	197	—	197	—	197	67	264
1997	1,666	103	1,769	—	1,769	76	1,742
1998	1,860	37	1,897	—	1,897	67	1,927
1999	4,646	631	5,277	—	5,277	55	4,701
2000	5,834	2,442	8,276	—	8,276	55	5,889
2001	8,209	582	8,791	—	8,791	55	8,264
2002	6,489	(609)	5,880	—	5,880	—	6,489
2003	5,263	(2,502)	2,761	—	2,761	20	5,283

	Change in Stock-Based Compensation Expense Related to Restatement	Payroll Taxes	Change in Net Loss (Income) Related to Restatement of Stock-Based Compensation	Other Adjustments	Change in Net Loss (Income) Related to Restatement	Stock-Based Compensation Expense, Net of Tax, as Previously Reported	Stock-Based Compensation Expense, Net of Tax, As Restated
2004	2,458	(614)	1,844	(303)	1,541	505	2,963

Cumulative Expense	36,622	70	36,692	(303)	36,389
2005	749	46	795	372	1,167	1,298	2,047
January 1, 2006 to July 1, 2006	41	4	45	—	45

	$37,412	$120	$37,532	$69	$37,601

The cumulative impact to net (loss) income for the years ended December 31, 1995 through 2004 is reflected as an increase to additional paid-in-capital of $37.5 million, an increase of deferred compensation of $0.9 million, a decrease in other accrued liabilities of $0.2 million, and an increase to accumulated deficit of $36.4 million as of December 26, 2004. The payroll tax adjustment in 2002 includes $383,000 of additional taxes resulting from the failure to withhold taxes upon the exercise of non-qualified options.

Expenses

We have incurred approximately $3.7 million in costs for legal fees, external audit firm fees, and external consulting fees in the twelve months ended December 30, 2006 related to the investigation and restatement of our financial statements.

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

We have two principal sources of revenues: product revenues and research and development revenues. Product revenues consist of sales of our CyberDisplay products and our III-V products, principally gallium arsenide (GaAs) HBT transistor wafers. Research and development revenues consist primarily of development contracts with agencies of the U.S. government and amounts earned under agreements with KoBrite, discussed below. For the three and nine months ended September 30, 2006, research and development revenues were $2.0 million or 12.2% and $4.5 and 8.5% of total Q3 2006 revenues, respectively, and $1.4 million, or 5.5% and $3.6 million, or 5.5% of total revenues for the corresponding period in 2005.

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

Results of Operations

Revenues. Our total revenues for the three and nine month periods ended September 30, 2006 and September 24, 2005 were as follows (in millions):

	Three Months Ended		Nine Months Ended
Revenues:	September 30, 2006	September 24, 2005	September 30, 2006	September 24, 2005
Cyber Display	$5.6	$14.6	$18.3	$36.2
III-V	10.1	10.8	34.9	29.2

Total Revenue	$15.7	$25.4	$53.2	$65.4

Included in the III-V revenues are revenues from our CyberLite LED product sales and research and development activities which we no longer perform. For the three and nine months ended September 30, 2006 revenues from CyberLite activities were approximately $0 and $850,000, respectively. For the three and nine months ended September 24, 2005 revenues from CyberLite activities were approximately $0 and $650,000, respectively. The decrease in CyberDisplay revenues in the three and nine months ended September 30, 2006 compared to the three and nine months ended September 24, 2005 resulted from a decrease in sales of our display products to customers who use our displays primarily for camcorder applications partially offset by an increase in sales to customers who use our displays for military applications. Our principal III-V product is our HBT transistor which is used in wireless handsets. The increase in our III-V revenues, excluding the impact of CyberLite product revenues, is a result of both an increase in the sales of wireless handsets and an increase in the number of HBT transistors in wireless handsets. Display sales for consumer and military applications for 2006 and 2005 were as follows:

CyberDisplay Revenues by Category	2006	2005
Consumer Electronic Applications	$7.0	$23.3
Military Application	6.3	8.7
Eyewear Application	1.9	1.3
Research & Development	3.1	2.9

Total	$18.3	$36.2

Based on current discussions with our customers and certain contractual obligations, we expect the prices of certain of our products to decline in fiscal year 2008. We anticipate the average selling price of our HBT transistor wafers will decline approximately 5% to 10% during fiscal year 2008 relative to 2007 and 2006. We anticipate the average selling price of our displays sold to customers for consumer electronics applications to decline 5% to 10% in 2008 as compared to 2007 and 2006. The overall increase or decrease in the average sales price of our display will be dependent on the sales mix of commercial and military display sales.

During period ended September 30, 2006, we acquired metal organic chemical vapor deposition (MOCVD) reactors, which can produce our HBT products on either four or six inch gallium arsenide (GaAs) wafers. However, we acquired the reactors primarily for their ability to process six inch GaAs wafers. We currently have older reactors which also can manufacture HBTs using either four or six inch GaAs wafers and we sell HBT products on both four and six inch GaAs wafers. We believe the industry will migrate to six inch wafers over the next several years. Our largest customer, who accounted for approximately 49% of our 2006 total product revenues (see Item 1A, Risk Factors for explanation of percent of revenue calculation), purchases our HBT products on four inch GaAs wafers and we expect this customer will eventually migrate to using six inch GaAs wafers in its manufacturing process. If we are unable to get these and our other reactors qualified by our largest and other customers or if we are able to get the reactor qualified but can not manufacture the quantity our customers require or can not manufacture on six inch GaAs wafers in a cost effective manner our revenues and results of operations could decline significantly.

Our Purchase and Supply Agreement with our largest HBT transistor wafer customer, who accounted for approximately 49% of our 2006 total product revenues, terminates in July 2008. If we are unable to renew this agreement or if we renew it on less favorable terms our revenue and results of operations will be unfavorably impacted. Our military program has been transitioning to two new customers and we have experienced delays in this transition. How successful this transition is managed by our customers and us, and how successful our customers are in obtaining qualification with the government will impact our fourth quarter results of operations.

Research and development revenues for the three and nine months ended September 30, 2006 were $2.0 million and $4.5 million compared to $1.4 million and $3.6 million for the three and nine months ended September 24, 2005, respectively. During the three and nine months ended September 30, 2006 and September 24, 2005, the Company recorded revenues of $0 and $850,000 and $0 and $650,000, respectively, related to research and development and training services for KoBrite.

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

International sales represented 32% and 37% of revenues for the nine months ended September 30, 2006 and September 24, 2005, respectively. The decrease in international sales is primarily attributable to the net effect of a decrease in display sales for camcorder and digital still camera applications, which are primarily to foreign customers, and an increase in domestic sales of our displays for military applications and sales of our HBT products. The international sales percentage excludes the impact of approximately $850,000 and $650,000, respectively, of revenues from the KoBrite joint venture in the nine months ended September 30, 2006 and September 24, 2005, respectively. International sales are primarily sales of CyberDisplay products to consumer electronic manufacturers primarily located in Japan and Korea, and HBT product sales to customers located in Taiwan. Our international sales are primarily denominated in U.S. currency. Consequently, a strengthening of the U.S. dollar could increase the price in local currencies of our products in international markets and make our products relatively more expensive than competitors’ products that are denominated in local currencies, leading to a reduction in sales or profitability in those international markets. In addition, sales of our CyberDisplay products in Korea are transacted through our Korean subsidiary Kowon Technology Co., LTD. Kowon’s sales are primarily denominated in U.S. dollars. However, Kowon’s local operating costs are primarily denominated in Korean won. As a result, our financial position and results of operations are subject to exchange rate fluctuation. We have not taken any protective measures against exchange rate fluctuations, such as purchasing hedging instruments with respect to such fluctuations, because of the historically stable exchange rate between the Japanese yen, Korean won and the U.S. dollar.

Cost of Product Revenues.

	Three Months Ended		Nine Months Ended
Cost of product revenues:	September 30, 2006	September 24, 2005 (As Restated)	September 30, 2006	September 24, 2005 (As Restated)
Cost of product revenues	$10.7	$15.6	$36.4	$39.8
Cost of product revenues as a % of revenues	78.1%	65.2%	74.8%	64.4%

Our cost of product revenues is comprised of materials, labor and manufacturing overhead. Material costs generally change in-line with sales volume fluctuations. However our overhead costs and, to a lesser extent, our labor costs are normally stable and do not fluctuate significantly during a three or nine month period. Accordingly our gross margin is sales unit volume dependent since decreases in unit sales volume increase the labor and overhead cost per unit sold which decrease the gross margin. CyberDisplay product sales declined 71% in the quarter ended September 30, 2006 as compared to the quarter ended September 24, 2005 which resulted in the decline in gross margin. In addition, the average sales prices of our products for the three and nine month periods ended September 30, 2006 were lower than the same period in the prior year. During the first nine months of fiscal 2006, cost of product revenues included approximately $422,000 in stock compensation expense resulting from our adoption of SFAS 123R. This also unfavorably impacted comparative margins in 2006 and 2005.

There are a number of different display technologies which can produce displays in small form factors. We believe one of the benefits of our display technology is the ability to produce high resolution displays in small form factors. The camcorder and digital still camera markets are mature and the majority of these devices use low-resolution display products which results in our having limited, if any, competitive advantage over our competitors and therefore the ability to sell displays into these markets is very price dependent. Accordingly for us to generate display revenues with above average gross margins, we will need to increase sales to customers who buy our higher resolution display products, such as the military, or develop new categories such as eyewear.

As we discussed above we expect the sales prices of our products to decline in the future. In addition we installed a new manufacturing line for our displays and new MOCVD reactors to manufacture our HBT products. These capital equipment investments will increase our depreciation expense by approximately $2.2 million per year in 2008. If we are unable to sell higher margin products, primarily displays for military applications, reduce raw material cost or increase manufacturing efficiencies to offset the effects of lower sales price and higher depreciation expense our gross margins will decline.

Research and Development. Research and development (R&D) expenses are incurred in support of internal display and III-V product development programs or programs funded by agencies of the U.S. government, the KoBrite joint venture and commercial partners. R&D costs include staffing, purchases of materials and laboratory supplies, circuit design costs, fabrication and packaging of display products, and overhead. During the first nine months of fiscal 2006, R&D expense also included approximately $251,000 in stock compensation expense resulting from our adoption of SFAS 123R. For the three and nine months ended September 30, 2006 and September 24, 2005 R&D expense was as follows (in millions):

	Three Months Ended		Nine Months Ended
Research and development expense:	September 30, 2006	September 24, 2005	September 30, 2006	September 24, 2005
Funded	$1.4	$1.2	$4.1	$4.8
Internal	1.3	1.3	4.1	4.0

Total research and development expense	$2.7	$2.5	$8.2	$8.8

Funded R&D expenses for the nine months ended September 30, 2006 declined when compared against the same period of the prior year primarily because of the discontinuance of light emitting diode research in 2005 which was partially offset by an increase in R&D expenses for military programs. For the nine months ended September 24, 2005 funded R&D included $1.9 million to support the KoBrite joint venture.

Internal R&D expenses were primarily attributed to the development of our new III-V products, new displays, higher level assembly products and converting and qualifying our display production line to larger diameter wafers.

Selling, General and Administrative. Selling, general and administrative (S,G&A) expenses consist of the expenses incurred by our sales and marketing personnel and related expenses, bad debt expense, and administrative and general corporate expenses. S,G&A expenses were $4.0 million and $11.7 million in the three and nine months ended September 30, 2006 compared to $3.0 million and $10.3 million for the three and nine months ended September 24, 2005. During the three and nine months ended September 30, 2006, the Company recorded an additional $100,000 and $300,000, respectively, of expense for information technology consultants, respectively. Additionally stock-based compensation expenses of approximately $486,000 and $1.5 million were recorded for the three and nine month periods ended September 30, 2006 as compared to approximately $149,000 and $681,000 for the three and nine month periods ended September 24, 2005, respectively. Included in the nine month period ended September 30, 2006 stock compensation expense is an incremental approximately $794,000 of expense related to the recognition of stock compensation expense for unvested stock options as of the transition date, the balance of which will be recognized over the remaining vesting period, from the adoption of SFAS 123R.

Impairment Charge. In connection with the KoBrite joint venture agreement discussed above, we entered into an agreement to sell certain assets of our CyberLite LED product line and discontinued the use of the remaining CyberLite LED product line assets, including equipment, and we recorded a $0.5 million impairment charge in the nine month period ended September 24, 2005.

Other Income and Expense. Other income and expenses were $1.3 million and $4.4 million for the three and nine months ended September 30, 2006, respectively, compared to $1.0 million and $2.4 million, respectively, for the corresponding periods in 2005. Included in other income and expense for the nine month period ended September 30, 2006 is a $1.2 million gain from the sale of 200,000 shares of our investment in Micrel Semiconductor (Micrel) common stock. Following the sale of the Micrel common stock we own 200,000 shares of Micrel common stock. Other income and expense is typically composed of interest income offset by foreign currency transaction and remeasurement losses incurred by our Korean subsidiary Kowon. In the nine months ended September 30, 2006 we recorded approximately $624,000 from losses as compared to approximately $32,000 for the same period in the prior year. These losses primarily result from Kowon holding United States dollars to pay dollar denominated expenses and the remeasurement of such balances into the Korean Won for translation of Kowon’s financial statements into U.S. dollars. As the dollar weakens against other currencies we may be required to record additional losses. We anticipate the dollar may continue to weaken and additional losses will be incurred in fiscal year 2006. We are unable to predict the possible amount the dollar may weaken and the amount of losses that we may have to record.

(Provision) Benefit for Income Taxes. For the three and nine months ended September 30, 2006 we have recorded a provision of approximately $551,000 and $523,000, respectively, compared to a benefit of approximately $44,000 and a provision of approximately $64,000 for the three and nine month period ended September 24, 2005, respectively. The provision for the nine months ended September 30, 2006 reflects the net of expected alternative minimum and certain state taxes in the United States and deferred tax for international taxes.

Equity Losses in Unconsolidated Affiliates. For the three and nine months ended September 30, 2006 and September 24, 2005, the equity losses in unconsolidated affiliates are a result of our approximate 23% interest in the operating results of KoBrite.

Liquidity and Capital Resources

As of September 30, 2006 we had cash and equivalents and marketable securities of $108.7 million and working capital of $119.4 million compared to $119.8 million and $129.2 million, respectively, as of December 31, 2005. The change in cash and equivalents and marketable securities was primarily due to investments in capital equipment and investments of approximately $10.1 million and stock repurchases of approximately $6.6 million, offset by proceeds of $3.0 million from the sale of 200,000 shares of Micrel Semiconductor common stock and approximately $4.0 million from the sale of marketable securities. The $0.8 million received from KoBrite is included in cash from operating activities, related to payments from KoBrite for the payments for services.

In the nine month period ended September 30, 2006 we also invested approximately $2.5 million in Kenet, $500,000 in Advanced Wireless Semiconductor Company and $2.0 million in our KoBrite joint venture. We had previously invested in these companies and these additional investments represented additional financing events for these companies for which we participated with other shareholders. Our ownership percentage remained approximately the same following the transactions and we received no additional rights.

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

We lease facilities located in Taunton and Westborough, Massachusetts, and Scotts Valley, California, under non-cancelable operating leases. We have two Taunton facilities, one whose lease expires in 2010 and the other in 2012. The Taunton lease which expires in 2010 may be extended twice for individual 10 year terms. The Westborough lease expires in March 2012. The Scotts Valley lease expires in 2012.

We expect to expend between $5.0 and $9.0 million on capital expenditures over the next twelve months, primarily for the acquisition of equipment relating to the production of our III-V and CyberDisplay products.

On October 9, 2002, our Board of Directors authorized the re-purchase of up to $15 million of our common stock over a two year period. Through September 23, 2004, we repurchased a total of 103,200 shares for an aggregate $378,319 under this program. Our Board of Directors subsequently authorized an extension of this program allowing us to purchase up to $14,621,681 of our common stock through October 2006. The specific timing and amount of repurchases, if any, will vary based on market conditions, securities law limitations, and other factors. The repurchases will be made using our cash resources. During the three and nine month periods ended September 30, 2006, we repurchased 550,000 shares for approximately $1,889,000 and 1,510,000 shares for approximately $6,387,000 respectively, under this program. The transactions occurred in open market purchases. This program may be suspended or discontinued at any time without prior notice upon approval of our Board of Directors.

Period	Total number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar of Shares that May Yet Be Purchased Under the Plans or Programs
	(a)	(b)	(c)	(d)
July 2, 2006 through July 29, 2006	150,000	$3.30	150,000	$2,665,716
July 30, 2006 through August 26, 2006	200,000	$3.34	200,000	$1,997,527
August 27, 2006 through September 30, 2006	200,000	$3.63	200,000	$1,271,760

Total	550,000	$3.43	550,000

We have financed our operations primarily through public and private placements of our equity securities, research and development contract revenues, and sales of our III-V and CyberDisplay products. In November 2001, we filed a registration statement using a “shelf” registration process under which we may, from time to time, offer shares of common stock or debt securities, the aggregate total of which will not exceed $150.0 million. As of September 30, 2006 we had issued an aggregate of 3,000,000 shares for an aggregate of $42.0 million, under this registration statement, and reduced the amount available thereunder to $108.0 million. We believe our available cash resources will support our operations and capital needs for at least the next twelve months.

Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination. If the tax position is deemed more-likely-than-not to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. We adopted FIN 48 on January 1, 2007. The adoption of FIN 48 did not have a material impact on our consolidated results of operations or financial condition.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which enhances existing guidance for measuring assets and liabilities at fair value. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. SFAS No. 157 is effective for our fiscal year beginning December 30, 2008. The Company is currently assessing the impact, if any, that SFAS No. 157 will have on the results of our operations, financial position or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits an entity to choose, at specified election dates, to measure eligible financial instruments and certain other items at fair value that are not currently required to be measured at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods with in those financial years. At the effective date, an entity may elect the fair value option for eligible items that exist at that date. The entity shall report the effect of the first remeasurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. We are currently evaluating the impacts and disclosures of this standard, but would not expect SFAS No. 159 to have a material impact on our consolidated results of operations or financial condition.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”. SFAS No. 160 amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods with in those fiscal years, beginning on or after December 28, 2008, except for the presentation and disclosure requirements which will be applied retrospectively for all periods presented.

Also in December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. SFAS No. 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. It requires acquisition-related costs and restructuring costs that the acquirer expects but is not obligated to incur to be recognized separately from the acquisition. SFAS No. 141(R) modifies the criteria for the recognition of contingencies as of the acquisition date. It also provides guidance on subsequent accounting for acquired contingencies. SFAS No. 141(R) is effective for business acquisitions for which the acquisition date is on or after January 1, 2009. We may not apply it before that date. SFAS 141(R) will not impact our accounting for prior acquisitions.

Seasonality

The markets we sell into are traditionally seasonal and we would expect that as our business matures, our third quarter would be our strongest sales quarter followed by our second quarter then our fourth quarter and our first quarter would be our lowest sales quarter.

Inflation

We do not believe inflationary forces have materially affected our operations.

Contractual Obligations

The following is a summary of our contractual payment obligations for operating leases as of September 30, 2006:

Contractual Obligations	Total	Less than 1 year	1-3 Years	3-5 years	More than 5 years
Operating Lease Obligations	$6,935,930	$1,261,872	$2,705,074	$2,212,029	$756,955

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We invest our excess cash in high-quality government, government-backed and corporate debt instruments, which bear lower levels of relative risk. We believe that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations, and cash flows should not be material to our cash flows or income. It is possible that interest rate movements would increase our unrecognized gain or loss on interest rate securities. Included in other assets is an equity investment in Micrel, Incorporated (Micrel) totaling approximately $2.2 million which is subject to changes in value because of either specific operating issues at Micrel or overall changes in the stock market. We are exposed to changes in foreign currency exchange rates primarily through our translation of our foreign subsidiary’s financial position, results of operations, and transaction gains and losses as a result of non U.S. dollar denominated cash flows related to business activities in Asia, and remeasurement of United States dollars to the functional currency of our Kowon subsidiary. We do not currently hedge our foreign currency exchange rate risk. We estimate that any market risk associated with our international operations in unlikely to have a material adverse effect on our business, financial condition or results of operation. Our portfolio of marketable debt securities is subject to interest rate risk although our intent is to hold securities until maturity. The credit rating of our investments may be affected by the underlying financial health of the guarantors of our investments. We use Gallium Arsenide and Silicon wafers and demand is expected to grow due to new technologies such as solar cells. We do not enter into forward or futures hedging contracts.

Item 4.	Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (Disclosure Controls) as of the end of the period covered by this Form 10-Q. The controls evaluation was conducted under the supervision and with the participation of management, including our Chief Executive officer and Chief Financial Officer. Disclosure Controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s (SEC’s) rules and forms. Disclosure Controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our quarterly evaluation of Disclosure Controls includes an evaluation of some components of our internal control over financial reporting, and internal control over financial reporting is also separately evaluated on an annual basis for purposes of providing the management report which is set forth below.

The evaluation of our Disclosure Controls included a review of the controls’ objectives and design, our implementation of the controls and the effect of the controls on the information generated for use in this Form 10-Q. During the course of our evaluation of our internal control over financial reporting, we advised the Audit Committee of our Board of Directors that we had identified material weaknesses as defined under standards established by the Public Company Accounting Oversight Board (United States). A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness we identified is discussed in our Annual Report on Form 10-K. We identified an additional material weakness in 2006 related to inadequate controls over the accounting for stock-based compensation which is disclosed in the Annual Report on Form 10-K for the year ended December 30, 2006 which is being filed contemporaneously with this Current Report on Form 10-Q. A significant deficiency is defined as a control deficiency, or combination of deficiencies, that adversely affects our ability to initiate, authorize, record, process or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of our financial statements that is more than inconsequential will not be prevented or detected. Our Chief Executive Officer and Chief Financial Officer have concluded that as a result of the material weaknesses, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

Derivative Lawsuits—On August 15, 2006, two lawsuits were filed in Superior Court, Bristol County, Massachusetts against certain officers and directors of Kopin, purportedly derivatively on behalf of the Company (the “Derivative Suits”). The complaints in the Derivative Suits assert that the named officers and directors breached their fiduciary duties and other obligations to the Company in connection with the Company’s historical stock-based award granting process, the accounting for past stock-based awards, and historical sales of stock by certain individual defendants. Kopin is also named as a nominal defendant in the Derivative Suits, although the lawsuits are derivative in nature and purportedly asserted on behalf of Kopin. Kopin is in the process of evaluating these claims.

Securities Law Action—On September 6, 2007, a complaint was filed against the Company and certain of its directors and officers in Superior Court, Bristol County, Massachusetts purportedly on behalf of a class of shareholders who held Kopin stock on September 6, 2007 (the “Securities Law Action”). The plaintiffs in this action assert claims arising under Delaware General Corporations Law § 211(c), alleging that the Company failed to hold an annual shareholder meeting within the past thirteen months. The plaintiffs seek an order requiring the Company to schedule an annual shareholder meeting and to provide notice of the meeting in accordance with Kopin’s by-laws. Due to the inherent uncertainties of litigation, we cannot predict the outcome of the Securities Law Action at this time, and we can give no assurance that the claim will not have a material adverse affect on our financial position or results of operations.

Late SEC Filings and NASDAQ Delisting Proceedings

As a result of our Special Committee Investigation commencing in November 2006 we failed to timely file our Form 10-Q for the three month period ended September 30, 2006, in March 2007 we failed to timely file our Form 10-K for the year ended December 30, 2006, and in May 2007, August 2007, and November 2007 we failed to timely file our Forms 10-Q for the three month periods ended March 31, 2007, June 30, 2007, and September 29, 2007, respectively. On November 15, 2006 NASDAQ notified us that the failure to file our Form 10-Q for the three month period ended September 30, 2006 caused us to violate the requirements for continued listing as set forth in Marketplace Rule 4310(c)(14) and that the Company’s stock would be suspended from trading on November 27, 2006. On November 21, 2006 we requested a hearing before a NASDAQ Listing Qualifications Panel, or the Panel, to petition for continued listing on the NASDAQ Stock Market. The hearing was held on January 18, 2007. On February 22, 2007 the Panel informed us that we had been granted until May 14, 2007 to file our Form 10-K for the year ended December 30, 2006 and Form 10-Q for the interim period September 30, 2006 and any required restatements. On May 4, 2007 the Company made a request to the Panel for additional time beyond the May 14, 2007 deadline to file the delinquent Form 10-K and Forms 10-Q. On May 9, 2007 the Panel denied our request for additional time and notified the Company that it would suspend trading of the Company’s stock on May 16, 2007. On May 14, 2007, NASDAQ Listing and Hearing Review Council, or the Council, notified us that it had called the Company’s case for review and would delay its delisting pending a hearing before the Council. On May 16, 2007, NASDAQ informed us that Company was not in compliance with NASDAQ Marketplace Rule 4310(c)(14) because it did not timely file its Quarterly Report on Form 10-Q for the quarter ended March 31, 2007. NASDAQ stayed any delisting as a result of our failure to file our Form 10-Q on a timely basis pending the hearing before the Council. On July 27, 2007 the Council notified us that we had until September 25, 2007 to file our Form 10-K for the year ended December 30, 2006, and Forms 10-Q for the interim periods September 30, 2006 and March 31, 2007 and any required restatements or the Company would be delisted on September 27, 2007. On September 7, 2007 we requested that the NASDAQ’s Board of Directors exercise its discretionary authority under Rule 4809 to grant the Company continued listing beyond the Council’s September 25, 2007 deadline to allow the Company time to complete its investigation into the Company’s past stock option practices and related accounting and prepare and file its audited financial statements. On September 17, 2007 the NASDAQ’s Board of Directors called for review of the July 27, 2007 decision of the Council regarding Kopin’s Common Stock and, pending further consideration, has stayed the Council’s decision to suspend the Company’s securities from trading. On October 17, 2007, the NASDAQ Board of Directors further stayed the suspension from trading until December 17, 2007. On December 12, 2007, the Board of Directors of the NASDAQ granted the Company additional time to regain compliance with NASDAQ rules regarding the timely filing of periodic reports with the U.S. Securities and Exchange Commission. The Board instructed the NASDAQ staff to give the Company until February 11, 2008 to file all delayed periodic reports necessary to regain compliance with the filing requirements. On February 4, 2008 the board instructed the NASDAQ staff to give the Company until March 17, 2008 to file all delayed periodic reports necessary to regain compliance with NASDAQ rules.

Although we have now filed our Form 10-K for the year ended December 30, 2006, our Forms 10-Q for the quarters ended September 30, 2006, March 31, 2007, June 30, 2007, and September 29, 2007, if the SEC disagrees with the manner in which we have accounted for and reported, or not reported, the financial impact of past stock-based awards, there could be further delays in filing subsequent SEC reports that might result in the delisting of our common stock from the NASDAQ Stock Market.

Indemnification Obligations

Subject to certain limitations, we are obligated to indemnify our current and former directors, officers and employees in connection with the investigation of our historical stock option practices and related government inquiries and litigation. These obligations arise under the terms of our certificate of incorporation, our bylaws, applicable contracts, and Delaware law. The obligation to indemnify generally means that we are required to pay or reimburse the individuals’ reasonable legal expenses and possibly damages and other liabilities incurred in connection with these matters. We are currently paying or reimbursing legal expenses being incurred in connection with these matters by a number of our current and former directors, officers and employees. Although the maximum potential amount of future payments Kopin could be required to make under these agreements is theoretically unlimited, the Company believes the fair value of this liability is adequately covered within the reserves it has established for currently pending legal proceedings.

Other Legal Matters

We are named from time to time as a party to lawsuits in the normal course of our business. Litigation in general and intellectual property and securities litigation in particular, can be expensive and disruptive to normal business operations. Moreover, the results of legal proceedings are difficult to predict.

Item 1A.	Risk Factors

The matters relating to the investigation by the Special Committee of the Board of Directors and the restatement of our consolidated financial statements may result in additional litigation and governmental enforcement action. On November 1, 2006, in response to a derivative action filed against us we commenced a voluntary review of our historical practices in granting stock options and our Board of Directors appointed a special committee of independent directors (the Special Committee) to conduct this review. On May 3, 2007, the Special Committee presented the findings of its stock option investigation to our Board of Directors and proposed various remedial measures. The Special Committee’s review indicated that our financial statements for the period 1995 through July 1, 2006 should not be relied upon and the Company would need to restate its financial statements for fiscal 1995 through July 1, 2006 and the related interim periods. The Board of Directors accepted all of the findings of the Special Committee and has adopted, or is in the process of adopting, all of the remedial measures proposed. As a result of the Special Committee’s investigation, as well as our internal review of our historical financial statements, we have recorded additional stock-based compensation expense for numerous stock-based awards made from 1995 through July 1, 2006. We have restated our consolidated financial statements for these periods to correctly account for stock-based awards for which the Special Committee or management determined that the measurement date for accounting purposes was different from the stated grant date. For more information on these matters, see Item 1, “Legal Proceedings” and Item 4, “Controls and Procedures”.

The internal review, the independent investigation, and related activities have required us to incur substantial expenses for legal, accounting, tax and other professional services, and have diverted management’s attention from our business.

Our past stock option granting practices and the restatement of prior financial statements have exposed us to greater risks associated with litigation, regulatory proceedings and government enforcement actions. As described in Part I, Item 1, “Legal Proceedings,” two derivative lawsuits were filed in state courts against certain of our directors and certain of our current and former executive officers pertaining to allegations relating to stock-based awards. We may become the subject of, or otherwise required to incur legal fees and costs in connection with, additional private litigation, regulatory proceedings, or government enforcement actions. No assurance can be given regarding the outcomes from such activities. The resolution of these matters will be time consuming, expensive, and will distract management from the conduct of our business. Our available directors’ and officers’ liability insurance may not be sufficient to cover our legal expenses or those of persons we are obligated to indemnify. Furthermore, if we are subject to adverse findings in litigation, regulatory proceedings or government enforcement actions, we could be required to pay damages or penalties or have other remedies imposed, which could harm our business, financial condition, results of operations and cash flows. Furthermore, the restatements of our financial results, the derivative litigation, and any negative outcome that may occur from the investigation, could impact our relationships with customers and our ability to generate revenue.

Our common stock may be delisted from the NASDAQ Global Market and transferred to the National Quotation Service Bureau (the Pink Sheets), which may, among other things, reduce the price of our common stock and the levels of liquidity available to our stockholders. As a result of our Special Committee Investigation commencing in November 2006 we failed to timely file our Form 10-Q for the three month period ended September 30, 2006, in March 2007 we failed to timely file our Form 10-K for the year ended December 30, 2006, and in May 2007, August 2007, and November 2007 we failed to timely file our Forms 10-Q for the three month periods ended March 31, 2007, June 30, 2007, and September 29, 2007, respectively. On November 15, 2006 NASDAQ notified us that the failure to file our Form 10-Q for the three month period ended September 30, 2006 caused us to violate the requirements for continued listing as set forth in Marketplace Rule 4310(c)(14) and that the Company’s stock would be suspended from trading on November 27, 2006. On November 21, 2006 we requested a hearing before a NASDAQ Listing Qualifications Panel, or the Panel, to petition for continued listing on the NASDAQ Stock Market. The hearing was held on January 18, 2007. On February 22, 2007 the Panel informed us that we had been granted until May 14, 2007 to file our Form 10-K for the year ended December 30, 2006 and Form 10-Q for the interim period September 30, 2006 and any required restatements. On May 4, 2007 the Company made a request to the Panel for additional time beyond the May 14, 2007 deadline to file the delinquent Form 10-K and Forms 10-Q. On May 9, 2007 the Panel denied our request for additional time and notified the Company that it would suspend trading of the Company’s stock on May 16, 2007. On May 14, 2007, NASDAQ Listing and Hearing Review Council, or the Council, notified us that it had called the Company’s case for review and would delay its delisting pending a hearing before the Council. On May 16, 2007, NASDAQ informed us that the Company was not in compliance with NASDAQ Marketplace Rule 4310(c)(14) because it did not timely file its Quarterly Report on Form 10-Q for the quarter ended March 31, 2007. NASDAQ stayed any delisting as a result of our failure to file our Form 10-Q on a timely basis pending the hearing before the Council. On July 27, 2007 the Council notified us that we had until September 25, 2007 to file our Form 10-K for the year ended December 30, 2006, and Forms 10-Q for the interim periods September 30, 2006 and March 31, 2007 and any required restatements or the Company would be delisted on September 27, 2007. On September 7, 2007 we requested that the NASDAQ’s Board of Directors exercise its discretionary authority under Rule 4809 to grant the Company continued listing beyond the Council’s September 25, 2007 deadline to allow the Company time to complete its investigation into the Company’s past stock option practices and related accounting and prepare and file its audited financial statements. On September 17, 2007 the NASDAQ’s Board of Directors called for review of the July 27, 2007 decision of the Council regarding Kopin’s Common Stock and, pending further consideration, has stayed the Council’s decision to suspend the Company’s securities from trading. On October 17, 2007, the NASDAQ Board of Directors further stayed the suspension from trading until December 17, 2007. On December 12, 2007 the Board of Directors of the NASDAQ granted the Company additional time to regain compliance with NASDAQ rules regarding the timely filing of periodic reports with the U.S. Securities and Exchange Commission. The Board instructed the NASDAQ staff to give the Company until February 11, 2008 to file all delayed periodic reports necessary to regain compliance with the filing requirements. On February 7, 2008 the NASDAQ board further stayed the suspension from trading until March 17, 2008.

Although we have now filed our Form 10-K for the year ended December 30, 2006, our Forms 10-Q for the quarters ended September 30, 2006, March 31, 2007, June 30, 2007, and September 29, 2007, if the SEC disagrees with the manner in which we have accounted for and reported, or not reported, the financial impact of past stock-based awards, there could be further delays in filing subsequent SEC reports that might result in the delisting of our common stock from the NASDAQ Stock Market.

Failure to achieve and maintain effective internal controls could adversely affect our ability to report our financial condition and results of operations accurately or on a timely basis. As a result, current and potential stockholders could lose confidence in our financial reporting, which could harm our business and the trading price of our stock. As required by Section 404 of the Sarbanes-Oxley Act of 2002, our management is required to periodically evaluate the design and effectiveness of our disclosure controls and procedures. Our management identified material weaknesses in our application of generally accepted accounting standards and controls over the accounting for the issuance of stock options, which continued through September 30, 2006. In addition, we must document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires our management to annually assess the effectiveness of our internal control over financial reporting. As a result of the material weaknesses described above, our disclosure controls and procedures were not effective as of September 30, 2006, which could result in a material misstatement in our annual and interim financial statements. Any failure to implement or difficulties experienced in implementing improved controls or any failure to maintain existing effective controls could have a material adverse effect on our business, operating results and stock price.

We have experienced a history of losses and have a significant accumulated deficit. Since inception, we have incurred significant net operating losses. As of September 30, 2006 we had an accumulated deficit of $150.9 million. While we did generate income from operations in 2005, there can be no assurance that we will maintain profitability in the future.

Our revenue and cash flow could be negatively affected by the loss of any of the few customers who account for a substantial portion of our revenues. A few customers account for a substantial portion of our revenues. In addition sales of our CyberDisplay products for military applications is a significant factor in our future growth and profitability. The table below indicates what the percentages of our total revenues were from a particular customer and sales to military applications in a given year. The symbol “*” indicates that sales to that particular customer for the given year were below 10 percent of our total revenues.

	Sales as a Percent of Total Revenue
Customer	2006	2005	2004
Skyworks Solutions, Inc(A)	36%	32%	31%
Advanced Wireless Semiconductor Company	13	*	*
Samsung Electronics	8	15	28
Victor Company of Japan (JVC)	*	13	*
Military Customers	16	11	*

(A)	In addition to its internal capacity Skyworks Solution, Inc (Skyworks) also uses Advanced Wireless Semiconductor Company (AWSC) to perform processing. We sell our HBT wafers directly to AWSC for use in Skyworks products as well as other customers. If we assume all of the HBT products we sold to AWSC were for Skyworks’ use the combined sales to Skyworks and AWSC would be 49%, 39% and 32% or our revenues for the nine months ended September 30, 2006 and the years ended 2005 and 2004, respectively.

We anticipate that sales to Skyworks Solutions and military customers will continue to represent a significant portion of our revenues for 2007 and 2008. We believe that historically we have provided Skyworks Solutions with the vast majority of its HBT transistor wafers. A significant reduction or delay in orders from any of our significant customers, particularly Skyworks Solutions or military customers in the aggregate, would materially reduce our revenue and cash flow and adversely affect our ability to achieve or maintain profitability in the future. Our ability to generate cash flow and profitability in 2008 will be dependent on developing new customers, increasing our market share of customers who use our CyberDisplay products for digital still camera applications and finding new applications for our CyberDisplay products, particularly eyewear devices. We have increased sales of CyberDisplay products for military applications in the year ended December 30, 2006 from historical levels. Such sales are to government contractors for the United States military. The amount and timing of such orders is dependent upon the United States military procurement processes, the government contractor’s ability to successfully manage the program, and our ability to deliver more sophisticated CyberDisplay products.

We may not be able to reduce the cost of raw materials from our vendors. A critical part of our business strategy is to increase our sales and use the purchasing power obtained from these sales to obtain reduced raw material and component pricing from our vendors. In addition part of our purchasing strategy is to find multiple vendors of our needed raw materials in order to create competition for lowering raw material and component prices. If we are unable to execute our sales growth strategy or find multiple vendors of the same raw materials and components we may be unable to execute our purchasing strategy and our products may not be cost competitive with our competitors’ products. In addition, we may be able to execute our sales strategy but still be unable to reduce our raw material costs. If we are unable to reduce our raw material cost we may not be able to achieve profitability.

We may be unable to increase revenues from CyberDisplay™ products if new products and applications are not developed. CyberDisplay revenues for the nine months ended September 30, 2006 and the fiscal years 2005 and 2004 were $18.3 million, $36.2 million and $39.2 million, respectively. The decrease in 2006 CyberDisplay revenues since 2004 has resulted primarily from a significant decrease in sales of our CyberDisplay product to customers for use in camcorders, offset, in part by an increase in sales of our displays to the military and digital still camera markets. We had initial sales of display products into the military product and digital still camera markets in 2004 and since then we have been gaining experience in selling displays into these markets. We believe that our success in penetrating these and other markets, particularly military thermal weapon sights and night vision goggles, will significantly impact our ability to increase sales of CyberDisplays. In addition, our military products have a higher gross margin than our consumer display products and our success in increasing sales of military products are expected to significantly impact our ability to achieve or maintain profitability. Discussions with our commercial customers indicate that our competition continue to dramatically reduce their prices and some competitors are offering lower prices than us. We believe the average sales price of our displays to consumer product customers will have to decline in 2007 and 2008 if we are to remain competitive in the market place. We believe the average sales price of our displays products sold for consumer electronic applications will decrease in the range of 5% to 10% during the fiscal year 2007 and 2008. Accordingly, if we are unable to enter into new markets, particularly eyewear, or maintain or expand existing market share in the military and digital camera application revenues from CyberDisplay products will decline, which may impact our ability to achieve or maintain profitability in the future.

Accordingly, if we are unable to successfully sell our display products to digital still cameras, eyewear, and military product makers, we may be unable to grow CyberDisplay product revenues and our ability to achieve or maintain profitability will be adversely affected.

The eyewear market segment may not develop or may take longer to develop than we anticipate. Eyewear is the term used by the Company to describe a device which is worn in a similar fashion as eye glasses and contains one or two CyberDisplay displays for the viewing of video images. The source of these video images may be storage devices such as video iPods, DVD players or digital multimedia broadcasting (DMB) tuners. Currently the consumer may view the image through a direct view LCD display which may range in size from one to four inches diagonal. We believe that the consumer will find this experience unsatisfactory and we believe eyewear will be a preferred solution. We sell, to commercial eyewear manufacturers, individual components such as the display, backlight and integrated circuits, or a binocular display module (BDM), which contains the various components combined into one unit or, we sell a complete eyewear solution which contains the BDM and audio elements combined in a ready to use product. The eyewear manufacturing companies which are currently buying our displays for eyewear products tend to be small with limited financial resources and in-house engineering expertise. We believe that eyewear is a critical product for the long term revenue and cash flow growth of the CyberDisplay product line. If the eyewear market does not develop or we are unable to create and manufacture products which meet the needs of the eyewear market we may be unable to grow CyberDisplay product revenues and our ability to achieve or maintain profitability will be adversely affected.

We may not be able to increase our military production capacity. A critical part of our business strategy is to expand our military display production capacity and to implement a new manufacturing line which can utilize 8 inch wafers for our display production. The conversion of our existing 6 inch line to 8-inch will require the investment in new equipment and the redesign of our existing display products. It may also require the re-qualification of our existing display products with our customers. If we are unable to execute our military product display production facility plan, including the implementation of an 8 inch production line, or we can only manufacture and ship our CyberDisplay products in limited quantities, our revenues from CyberDisplay products may not grow, which may impact our ability to achieve or maintain profitability in the future.

Our ability to offer and manufacture higher level CyberDisplay assemblies and modules will impact our ability to increase revenues and achieve or maintain profitability. An important factor in our ability to expand into new military markets will be our ability to design and manufacture higher-level assemblies (HLAs). These HLAs typically consist of one or two CyberDisplay products, a backlight, lens and housing. Some HLAs also include a set of display driver electronics or a display driver chip. They are similar to our commercial BDM product but are designed to operate in the extreme conditions of combat. Our goal is to deliver an integrated HLA to our customer which eases integration into their products. These products require more complex integration of a greater variety of components than we currently use for our existing display products. They will require us to invest in additional engineering, manufacturing and test capability. Accordingly, if we are unable to develop and market these new display products or if we are unable to manufacture them in a cost-effective manner, our revenues may not grow and we may not be able to achieve or maintain profitability.

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

One of the foundries and several other third parties with which we do business are located in Taiwan. Due to natural disasters such as earthquakes and typhoons that have occasionally occurred in Taiwan, many Taiwanese companies, including the Taiwanese foundry we use, have experienced related business interruptions. Our business could suffer significantly if either of the foundries we use had operations which were disrupted for an extended period of time, due to natural disaster, political unrest or otherwise. In addition, our CyberDisplays are manufactured on 6-inch silicon wafers. Although we are installing an 8-inch manufacturing line we currently do not anticipate redesigning all of our displays made on 6-inch wafers so they can be manufactured on 8-inch wafers. We cannot be assured that if the 6-inch manufacturing facilities we use were damaged they would be restored. If the 6-inch production facilities were not restored we may be required to redesign our displays so that they can be manufactured on an 8-inch production line. If the displays had to be redesigned we may have to have the displays re-qualified by our customers, which would adversely affect our business until such qualification is complete.

In fiscal year 2003, there was an outbreak of Severe Acute Respiratory Syndrome (SARS). There were reports that consumer demand was negatively impacted by the outbreak of SARS. Our sales, manufacturing and distribution processes, and in turn our overall business operations, may be adversely affected if SARS, Avian Flu or similar situations occur.

We depend on third parties to provide integrated circuit chip sets and other critical raw materials for use with our CyberDisplay™ products. We do not manufacture the integrated circuit chip sets necessary for use with our CyberDisplay products. Instead, we rely on third party independent contractors for these integrated circuit chip sets and other critical raw materials such as special glasses and chemicals. We also use third parties to assemble our binocular display module (BDM). The critical raw materials, including the glasses and chemicals used in manufacturing the CyberDisplay products are used by other display manufacturers, many of which are much larger than Kopin. In addition, our higher-level CyberDisplay assemblies, BDMs, HLAs and other modules include lenses, backlights, printed circuit boards and other components, which we purchase from third party suppliers. Some of these third party contractors and suppliers are small companies with limited financial resources. In addition, relative to the commercial market, the military buys a small number of units which prevents us from qualifying and buying components economically from multiple vendors. If any of these third party contractors or suppliers were unable or unwilling to supply these integrated circuit chip sets or other critical raw materials to us, we would be unable to manufacture and sell our CyberDisplay products until a replacement supplier could be found. We cannot assure investors that a replacement third party contractor or supplier could be found on reasonable terms or in a timely manner. As recently as the third quarter of 2006, we have experienced situations when our vendors could not supply the quantity or quality of critical raw materials we needed. As a result, we were unable to meet customer demand and our revenues, manufacturing yield and gross margins were adversely affected. Currently there is strong worldwide demand for display materials because of the significant growth of display sales over the last few years. In addition, there is strong demand for silicon wafers as a result of an increase in demand for solar cell. Any interruption in our ability to manufacture and distribute our CyberDisplay products could cause our display business to be unsuccessful and the value of investors’ investment in us may decline.

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

We may not be able to increase revenues and maintain profitability if we are unable to qualify our large capacity metal organic chemical vapor deposition (MOCVD) reactors qualified. During 2006, we acquired MOCVD reactors that can produce our HBTs products on either 4 or 6 inch gallium arsenide (GaAs) wafers. We acquired the reactors primarily for their ability to process 6 inch GaAs wafers. We currently have older reactors which also can manufacture HBTs using either 4 or 6 inch GaAs wafers and we sell HBT products on both 4 and 6 inch GaAs wafers. We believe the industry will migrate to 6 inch wafers over the next several years. Our largest customer, who accounted for approximately 49% of our fiscal year 2006 revenues, purchases our HBT product on 4 inch GaAs wafers and we expect this customer will eventually migrate to 6 inch GaAs wafers in its manufacturing process. If we are unable to get our reactors qualified by this customer and other customers or if we are able to get the reactor qualified but can not manufacture the quantity our customers require or can not manufacture HBT products on 6 inch GaAs wafers in a cost effective manor our revenues and profitability will decline significantly.

We may be unable to increase revenues from HBT transistor wafers if new product applications are not developed. A critical market for our HBTs is wireless handsets. The growth rate of the wireless handset market has slowed over the last several years. We expect prices of our HBT transistor will decline by approximately 5 to 10 percent during fiscal year 2007 and 2008. If the wireless handset unit volume grows in the range of 5 to 10 percent for the fiscal year 2007 and 2008 our HBT revenues may decrease unless we increase our market share or new markets are developed. Revenues may also decline if we lose any of our customers or such customers reduce their orders from us. Accordingly, if we are unable to find additional applications for our HBT transistor wafers or increase our market share, our HBT transistor revenue may not grow and such absence of growth may impact our ability to achieve or maintain profitability.

We generally do not have long-term contracts with our CyberDisplay customers, which makes forecasting our revenues and operating results difficult. We generally do not enter into long-term agreements with our commercial CyberDisplay customers obligating them to purchase our products. Our business is characterized by short-term purchase orders and shipment schedules and we generally permit orders to be canceled or rescheduled before shipment without significant penalty. As a result, our customers may cease purchasing our products at any time, which makes forecasting our revenues difficult. In addition, due to the absence of substantial non-cancelable backlog, we typically plan our production and inventory levels based on internal forecasts of customer demand, which are highly unpredictable and can fluctuate substantially. Our operating results are difficult to forecast because we are continuing to invest in capital equipment and increasing our operating expenses for new product development. If we fail to accurately forecast our revenues and operating results, our business may not be successful and the value of investors’ investment in us may decline.

We may not be able to realize any profits under a multi-year supply agreement with a significant HBT customer. We have a supply agreement with a significant HBT customer that expires in July 2008, excluding a last buy option contained in the agreement. Under the terms of this agreement we have agreed to maintain capacity levels for manufacturing HBT wafers and we committed to a declining pricing schedule. The agreement also requires us to give prior notice if we exit our HBT product line. In consideration for this agreement the customer agreed to source 100% of its HBT wafer needs from us subject to the customer’s right to source HBT wafers from other sources if we are unable to meet its requirements under certain circumstances. We agreed that failure to meet our supply obligations under the agreement would allow our customer to obtain court ordered specific performance. If we do not perform we could then be liable for monetary damages up to a maximum of $45 million. The agreement obligates us to provide wafers at preset prices and as a result, our ability to make a profit under this agreement will be subject to fluctuations in the prices of raw materials, meeting customer wafer demand and to any increase in costs of goods or services required for us to perform under the agreement. If we are unable to manufacture the HBT wafers below these preset prices we may not be able to achieve or maintain profitability. There can be no assurance that this customer will agree to renew or extend our agreement when it is due to expire in which case we would potentially lose significant sales of our HBT products.

We may have to record additional impairment losses. In fiscal year 2004, we entered into an agreement to transfer our CyberLite LED operations into the KoBrite joint venture. Our CyberLite LED operations were performed in our facility located at 200 John Hancock Road, Taunton, MA. In addition, a portion of our III-V product line operations was performed in our 200 John Hancock Road facility. With the discontinuance of the CyberLite LED operations the recoverability of the 200 John Hancock Road leasehold improvement assets will be evaluated based on the cash flow from our III-V product line. In fiscal year 2004, based upon forecasted cash flow of our III-V product line, we recorded an impairment charge of $3.2 million. We use our Korean operation for the back end packing steps required to manufacture some of our commercial CyberDisplay products. Our competition is moving more of its manufacturing operations to China which may make our Korean subsidiary unprofitable and require us to exit it. We recently installed new MOCVD reactors for our III-V product line and a new 8-inch manufacturing line for our display products. The forecasts used in our impairment analyses are based on certain estimates relating to III-V and CyberDisplay product line cash flows generated from these new equipments and previously owned equipment. If such estimates were too high, we may be required to record an additional impairment charge in the future.

We may record additional losses from our investment in the KoBrite joint venture, which may impact our ability to achieve or maintain profitability. We account for our investment in the KoBrite joint venture using the equity method, which requires us to record our proportional share of their operating results up to the amount we have invested or committed to support, which is our current $5.0 million investment. For the nine months ended September 30, 2006 and September 24, 2005 we recorded $0.5 million and $0.2 million, respectively, of losses from the KoBrite joint venture. We anticipate that the joint venture will incur additional losses in the near term. If the joint venture generates operating losses in the future we will record additional losses, which will impact our ability to achieve or maintain profitability.

A disruption to our information technology systems could significantly impact our operations and impact our revenue and profitability. We maintain proprietary data processing systems and use customized software systems. We also use software packages which are no longer supported by their developer. An interruption to these systems for an extended period may impact our ability to operate the businesses and process transactions which could result in a decline in sales and affect our ability to achieve or maintain profitability.

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

Disruptions of our production of our III-V and CyberDisplay products would adversely affect our operating results. If we were to experience any significant disruption in the operation of our facilities, we would be unable to supply III-V and CyberDisplay products to our customers. Our manufacturing processes are highly complex and customer specifications are extremely precise. We periodically modify our processes in an effort to improve yields and product performance and to meet particular customer requirements. In 2008 we anticipate establishing an 8-inch CyberDisplay manufacturing line. Converting to an 8-inch line will require changes to our manufacturing processes. Process changes or other problems that occur in the complex manufacturing process can result in interruptions in production or significantly reduced yields. Although we have two domestic manufacturing facilities for our HBT products only one of the facilities contains our quality control testing and inspection systems. Loss of this facility could prevent us from shipping product made at our other facility. Additionally, as we introduce new equipment into our manufacturing processes, our III-V and CyberDisplay products could be subject to especially wide variations in manufacturing yields and efficiency. We may experience manufacturing problems that would result in delays in product introduction and delivery or yield fluctuations. We are also subject to the risks associated with the shortage of raw materials used in the manufacture of our products.

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

Recent rulemaking by the Financial Accounting Standards Board requires us to expense equity compensation given to our employees and may reduce our ability to effectively utilize equity compensation to attract and retain employees. We historically have used stock options as a significant component of our employee compensation program in order to align employees’ interests with the interests of our stockholders, encourage employee retention, and provide competitive compensation packages. The Financial Accounting Standards Board has adopted changes that require companies to record a charge to earnings for employee stock-based awards and other equity incentives effective January 1, 2006, which we have adopted. By causing us to incur significantly increased compensation costs, such accounting changes may cause us to reduce the availability and amount of equity incentives provided to employees, which may make it more difficult for us to attract, retain and motivate key personnel.

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

We may incur significant liabilities if we fail to comply with stringent environmental and the International Traffic in Arms regulations or if we did not comply with these regulations in the past. We are subject to a variety of federal, state and local governmental regulations related to the use, storage, discharge and disposal of toxic or otherwise hazardous chemicals used in our manufacturing process. We are also subject to federal International Traffic in Arms Regulations (ITAR) laws which regulate the export of technical data and sale of products to other nations which may use these products for military purposes. The failure to comply with present or future regulations could result in fines being imposed on us, suspension of production, or a cessation of operations. Any failure on our part to control the use of, or adequately restrict the discharge of, hazardous substances, or otherwise comply with environmental regulations, could subject us to significant future liabilities. Any failure on our part to obtain any required licenses for the export of technical data and/or sales of our products or to otherwise comply with ITAR, could subject us to significant future liabilities. In addition, we cannot be certain that we have not in the past violated applicable laws or regulations, which violations could result in required remediation or other liabilities. We also cannot be certain that past use or disposal of environmentally sensitive materials in conformity with then existing environmental laws and regulations will protect us from required remediation or other liabilities under current or future environmental laws or regulations.

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

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Amended to Certificate of Incorporation (2)

3.3	Amended to Certificate of Incorporation (2)

3.4	Second Amended and Restated By-laws (3)

31.1	Certificate of John C.C. Fan, Chief Executive Officer of the Registrant, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

31.2	Certificate of Richard A. Sneider, Chief Financial Officer of the Registrant, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.1	Certificate of John C.C. Fan, Chief Executive Officer of the Registrant, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2	Certificate of Richard A. Sneider, Chief Financial Officer of the Registrant, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

(1)	Filed as an exhibit to Registration Statement on Form S-1, File No. 33-57450, and incorporated herein by reference

(2)	Filed as an exhibit to Quarterly Report on Form 10-Q for the quarterly period July 1, 2000 and incorporated by reference herein

(3)	Filed a an exhibit to Annual Report on Form 8-K on October 9, 2001 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KOPIN CORPORATION (Registrant)

Date: March 17, 2008	By:	/s/ JOHN C.C. FAN
John C.C. Fan
President, Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

Date: March 17, 2008	By:	/s/ RICHARD A. SNEIDER
Richard A. Sneider
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)