Form 10-K
period 2006-12-30
KOPIN CORP
filed 2008-03-17
CIK 771266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period             to

Commission file number 0-19882

KOPIN CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Delaware	04-2833935
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 John Hancock Rd., Taunton, MA	02780-1042
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(508) 824-6696
Securities registered pursuant to Section 12(b) of the Act:	None
Securities registered pursuant to Section 12(g) of the Act:	Common Stock, par value $.01 per share (Title of Class)
Name of Each Exchange on Which Registered	NASDAQ National Market

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐ Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Accelerated Filer ☒ Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2007 (the last business day of the most recent second fiscal quarter) the aggregate market value of outstanding shares of voting stock held by non-affiliates of the registrant was $310,387,176.

As of March 14, 2008, 71,043,391 shares of the registrant’s Common Stock, par value $.01 per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE REGARDING RESTATEMENTS

This Annual Report on Form 10-K for our fiscal year ended December 30, 2006 includes restatements of the following previously filed financial statements and data (and related disclosures): (1) our consolidated financial statements as of and for our fiscal years ended December 31, 2005 and December 25, 2004; (2) our selected consolidated financial data as of and for our fiscal years ended December 31, 2005, December 25, 2004, December 31, 2003 and December 31, 2002 contained in Item 6 “Selected Consolidated Financial Data” and (3) our unaudited quarterly financial data for the first two quarters in our fiscal year ended December 30, 2006 and for all quarters in our fiscal year ended December 31, 2005. These corrections are discussed in “Legal Proceedings” included in Item 3, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 and Note 2, “Restatement of Consolidated Financial Statements,” to Consolidated Financial Statements and Exhibit 99.1.

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

On November 1, 2006, in response to a derivative lawsuit filed against the Company related to the Company’s employee stock option granting practices and accounting (see Item 3—Legal Proceedings), our Board of Directors appointed a Special Investigation Committee of the Board of Directors, referred to as the Special Committee, composed solely of an independent director who was not on the Company’s Board of Directors and who had no affiliation with the Company during the period between 1995 and 2005, to conduct a comprehensive investigation of our historical stock option practices.

Responding to the findings of the Special Committee, filed in a Form 8-K on May 9, 2007, we reviewed the measurement dates for stock option and nonvested restricted common share grants (collectively, “stock-based awards”) used in our historical financial reporting. We reviewed the measurement dates for all 19.8 million of our historical stock-based award grants and reviewed all available evidence for each grant during the period from the January 1, 1995 through December 30, 2006, referred to as the Investigation Period.

Stock-based awards granted during the Investigation Period can be categorized as follows:

New Hire Employee Stock-Based Awards. Total awards made to new hire employees during the Investigation Period totaled 3.8 million.

All Other Stock-Based Awards to Non-Officer Employees. Total awards made to non-officers excluding new hires during the Investigation Period totaled 6.4 million.

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

We reviewed 14.3 million stock-based awards granted to officers and non-officers (excluding new hire consultant and Board of Directors’ awards, which are addressed below) to verify that the terms of the awards were approved and known with finality on the Original Measurement Date. We determined that for 11.5 million stock-based awards the number of shares was not known with finality on the Original Measurement Date. In those situations where we had either not completed the process of determining the number of stock options a particular employee was to receive or the administrative process was not finished on the Original Measurement Date, a compensation charge is required to reflect the difference between the exercise price of the stock-based award and the stock price (when it exceeds the exercise price) on the date the determination or process was completed. We recorded compensation expense of $33.6 million, excluding income tax effects, in connection with the restatement described above.

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

We reviewed 265,000 stock option awards granted to consultants. We identified five grants to consultants totalling 205,000 options, which we accounted for incorrectly and we recorded compensation expense of $1.8 million, excluding income tax effects, in connection with the restatement described above. Of the $1.8 million of compensation expense, $1.6 million related to two grants made in January of 1996. We originally accounted for these consultant awards under APB 25 and recorded no compensation expense for these awards.

We also reviewed 1.4 million stock-based awards to members of the Board of Directors. We identified two awards totaling 300,000 options for which we recorded compensation expense of approximately $30,000, excluding income tax effects, as the result of an inconsistent pricing practice.

All financial information contained in this annual report gives effect to the restatements of our consolidated financial statements as described above. We have not amended, and we do not intend to amend, our previously filed annual reports or quarterly reports for each of the fiscal years and fiscal quarters of 1995 through 2005, and for the first two fiscal quarters of the fiscal year ended December 30, 2006. Financial information included in reports previously filed or furnished by us for the periods from fiscal 1995 through July 1, 2006 should not be relied upon and are superseded by the information in this annual report.

Part I

Forward Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995, including without limitation statements made relating to our expectation that sales to Skyworks Solutions and the US Military will represent a significant portion of our revenues for 2008; our expectation that sales of our CyberDisplay products to customers who use them in camcorder applications will decline; our expectation that KoBrite will incur additional losses in the near term; our belief that in 2008 we will establish an 8-inch CyberDisplay manufacturing line; our belief that our material weakness in our internal controls will continue to exist in our fiscal year 2008; our expectation that a significant market for new wireless communications devices, including personal entertainment systems, will develop; our expectation that our CyberDisplay products will benefit from further general technological advances in the design and production of integrated circuits and active matrix LCDs, resulting in further improvements in resolution and miniaturization; our expectation that sales into the high speed fiber optic switching equipment market will not be significant in fiscal year 2008; our expectation not to pay cash dividends for the foreseeable future and to retain earnings for the development of our businesses; our expectation, based on current negotiations with our customers and certain contractual obligations, that the prices of certain products will decline in fiscal year 2008; our expectation that the sale prices of our commercial displays will decline, but our military product sales will increase, in fiscal year 2008; our expectation that we will expend between $5.0 and $9.0 million on capital expenditures over the next twelve months; our expectation that our third quarter would be our strongest sales quarter followed by our second quarter, fourth quarter and first quarter, in that order; our expectation that prices of our HBT transistors and display products sold for consumer electronic applications will decline by approximately 5 to 10 percent during fiscal year 2008, but may decline more depending on final negotiation with our customer; our expectation that competition will increase; our belief that our CyberDisplay products are well suited for new applications such as reading e-mail and browsing the Internet using digital wireless devices and other consumer electronics devices; our belief that small form factor displays will be a critical component in the development of advanced wireless communications systems; our belief that general technological advances in the design and fabrication of integrated circuits, LCD technology and LCD manufacturing processes will allow us to continue to enhance our CyberDisplay product manufacturing process; our belief that continued introduction of new products in our target markets is essential to our growth; our belief that GAIN HBT transistor wafers provide the performance characterization necessary for the next generation of wireless handsets and optoelectronic components; our belief that the costs of producing gallium arsenide integrated circuits by our customers will continue to exceed the costs associated with the production of competing silicon integrated circuits; our belief that our future success will depend primarily upon the technical expertise, creative skills and management abilities of our officers and key employees rather than on patent ownership; our belief that our available cash resources will support our operations and capital needs for at least the next twelve months; and our belief that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations, and cash flows should not be material. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industries in which we operate, management’s beliefs, and assumptions made by management. In addition, other written or oral statements, which constitute forward-looking statements, may be made by or on behalf of us. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “could”, “seeks”, “estimates”, and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements, whether as a result of new information, future events or otherwise. Factors that could cause or contribute to such differences in outcomes and results include, but are not limited to, those discussed below in Item 1A and those set forth in our other periodic filings filed with the Securities and Exchange Commission.

Item 1. Business

Introduction

We were incorporated in Delaware in 1984 and are a leading developer and manufacturer of III-V products and miniature flat panel displays. We use our proprietary semiconductor material technology to design, manufacture and market our III-V and display products. Our products enable our customers to develop and market an improved generation of products for applications in wireless and consumer electronic products. In December 2004, we adopted a fiscal year ending on the last Saturday in December by amending our bylaws to change our fiscal year end. The fiscal year ended December 31, 2005 includes 53 weeks and the fiscal years ended December 30, 2006 and December 25, 2004 each include 52 weeks. The fiscal years ended December 30, 2006, December 31, 2005 and December 25, 2004 are referred to as fiscal years 2006, 2005 and 2004, respectively, herein. Our principal executive offices are located at 200 John Hancock Road, Taunton, Massachusetts. Our telephone number is (508) 824-6696.

We commercially develop and manufacture gallium arsenide-based heterojunction bipolar transistor wafers (HBT transistor wafers) and other commercial semiconductor products that use gallium nitride and gallium arsenide-based substrates. From October 2000 until December 2004 we were developing light emitting diodes (LEDs) grown on sapphire substrates, which were called CyberLite™ LEDs. We stopped our internal CyberLite LED development activities in 2005 as discussed below. We collectively refer to our products based on compound semiconductor materials, including our HBT transistor wafers and CyberLite LEDs, as our “III-V” products because we use elements categorized on the III and V columns of the periodic table of elements to manufacture such products. Our primary III-V product is our HBT transistor wafer. Our HBT transistor wafers are customer-specific arrays of vertically oriented transistors that our customers use primarily to produce high performance integrated circuits for wireless communications products. Sales of our HBT transistor wafers to Skyworks Solutions, Inc. (Skyworks Solutions) accounted for approximately 36%, 32% and 31% of our total revenues for fiscal years 2006, 2005 and 2004, respectively. Skyworks Solutions also uses the foundry services of Advanced Wireless Semiconductor Company (AWSC) to process our HBT transistor wafers on their behalf. In 2005 we began selling HBT transistor wafers directly to AWSC for eventual resale by AWSC to Skyworks Solutions. Accordingly, an investor should view our sales to Skyworks Solutions and AWSC in the aggregate for evaluating the importance of Skyworks Solutions as a customer to Kopin. AWSC also purchases HBT transistor wafers from us for the processing and sale to other customers. Sales to AWSC in 2006 and 2005 were 13% and 7%, of our 2006 and 2005 revenues, respectively. In addition to Skyworks Solutions, original equipment manufacturers such as ANADIGICS and Triquint Semiconductor purchase our HBT transistor wafers.

In the fourth quarter of 2004, the Company entered into a joint venture, KoBrite Corp. (KoBrite), with a Taiwanese-based light emitting diode (LED) manufacturer, Kopin Taiwan Corporation (a Taiwanese-based III-V manufacturer), and financial investors, in which we agreed to transfer our CyberLite™ LED technology and production know-how and $3.0 million of cash for a 23% interest in KoBrite. Subsequent to its formation, KoBrite entered into agreements with us to purchase certain equipment and to have the Company perform research and training activities with KoBrite employees until KoBrite’s facilities were constructed and ready to receive the equipment. KoBrite agreed to pay us an estimated net $5.8 million for the equipment and $1.7 million for research and training activities and reimbursement of costs incurred in the transfer of the equipment. We discontinued manufacturing CyberLite LEDs as of March 31, 2005. As a result of such discontinued manufacturing operations, we recorded an impairment charge of $5.3 million in 2004 and $0.5 million in 2005. In addition, a charge of $0.3 million was recorded in 2005 for equipment that we transferred to KoBrite but was damaged in-transit and we agreed to reimburse KoBrite for the value of the damaged equipment. We retain the right to market KoBrite’s LEDs in the United States and to certain Japanese customers. For fiscal years 2005 and 2004, our CyberLite LED product sales were $0.7 million and $2.3 million, respectively. There were no CyberLite LED sales in 2006.

Our CyberDisplay™ products are miniature, high performance, high resolution display products designed for consumer electronics, military and next generation mobile communications devices. To manufacture our CyberDisplays we purchase silicon-on-insulator wafers and perform several semi-conductor process steps at our Westborough, Massachusetts facility. After processing the wafers are cut into individual dies, the dies are then sent to our Korean subsidiary, Kowon, for back-end packaging and shipment to customers. Current applications of our CyberDisplay products include electronic view finders in camcorders and digital cameras, and we believe that our CyberDisplay products are well suited for new applications such as reading e-mail and browsing the Internet using digital wireless devices and viewing video from other consumer electronics devices such as MP3 or iPod™ storage devices. Our displays are also used by the United States Government in thermal weapon sights and we are working to incorporate them in night-vision goggle devices. We currently sell our CyberDisplay product to Samsung Electronics Co., Ltd. (Samsung) for use in digital camcorders and Eastman Kodak Company (Kodak), Olympus Corporation (Olympus) and Fuji Corporation (Fuji) for digital still cameras. For fiscal years 2006, 2005 and 2004, Samsung, the military customers, excluding research and development contracts, and JVC accounted for the following percentage of our total revenues (“*” denotes that the customer’s revenues were less than 10% of our total company revenues):

Customer	Percent of Total Revenues
	2006	2005	2004
Samsung Electronics	*	15%	28%
Military Customers	16%	11%	*
Victor Company of Japan (JVC)	*	13%	*

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

The high performance characteristics of gallium arsenide have led to an increased use of gallium arsenide—based transistors to satisfy the industry’s need for even greater performance. These gallium arsenide transistors include gallium arsenide field effect transistors and for second generation wireless handset products our HBT transistor wafer. Second generation wireless communications products use digital signal processing and generally operate at higher cellular frequencies. Air interface standards in these frequency bands have increased in recent years. These standards, which include Global System Mobile, or GSM, Time Division Multiple Access, or TDMA, and Code Division Multiple Access, or CDMA, provide improved capacity, sound quality and capabilities at cellular and wireless frequency bands, but are incompatible with each other and have fragmented the market for equipment. Suppliers of wireless handsets now offer multi-mode and multi-band wireless handsets which are capable of switching from one high frequency band to another to enable consumers to use wireless handsets across various territories and different interface standards. This new generation of products is significantly more complex than the prior generation and requires certain key features, including:

•	Simpler system design;

•	Support for higher frequencies;

•	Lower power consumption;

•	Improved signal quality; and

•	Wider range of operating temperatures.

CyberDisplay™ Products

Small form factor displays are used in the consumer electronics industry in products such as camcorders and digital cameras. We also expect that a significant market for new wireless communications devices, including personal entertainment systems, will develop. In order for this market to develop, advances in wireless communications systems such as greater bandwidth and increased functionality, including real-time wireless data, broadband Internet access and mobile television, will be necessary. In addition, economic models must be developed and implemented which compensate the owners of the media content. We believe small form factor displays will be a critical component in the development of advanced mobile wireless communications systems as these systems must provide high resolution images without compromising the portability of the product.

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

•

Active Matrix LCD. These displays are used primarily in laptop computers, instrumentation and projection systems. These displays are also being introduced on wireless handsets and storage devices such as Apple’s iPods. In contrast to passive matrix LCDs, monochrome active matrix LCDs incorporate a transistor at every pixel location and color active matrix LCDs incorporate three transistors at every pixel location. This arrangement allows each pixel to be turned on and off independently which improves image quality and response time and also provides an improved side-to-side viewing angle of the display. The increased number of transistors required to produce those benefits, however, creates significant drawbacks, particularly in color applications. The high number of transistors used in conventional active matrix LCDs limits achievable pixel density and their relatively high power consumption makes them difficult to use in high information content ultra-portable electronics products.

We believe that the high growth potential for portable communications products can be realized effectively only if these products are available at a reasonable price and are able to clearly present to end users the information they wish to access without compromising the size of the product. These products, as well as future models of digital cameras and other consumer electronics, are well suited for the use of a miniature, low cost display with low power consumption and sharp monochrome or rich, full color high resolution images. To date, display technologies have not fully addressed these needs due to constraints with respect to size, power consumption, resolution, cost or full color capability.

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

CyberDisplay™ Products

Our principal CyberDisplay products are miniature high density color or monochrome active matrix LCDs with resolutions which range from approximately 320 x 240 resolution to 1280 x 1024 resolution. In contrast to current passive matrix and active matrix LCD approaches, our CyberDisplay products utilize high quality, single crystal silicon—the same high quality silicon used in conventional integrated circuits. This single crystal silicon is not grown on glass; rather, it is first formed on a silicon wafer and then lifted off as a thin film using our proprietary Wafer Engineering™ technology. The thin film is patterned into an integrated circuit (including the active matrix, driver circuitry and other logic circuits) in an integrated circuit foundry and then transferred to glass using our proprietary Wafer™ Engineering technology, so that the transferred layer is a fully functional active matrix integrated circuit.

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

Our use of high quality single crystal silicon in the manufacture of our CyberDisplay products offers several performance advantages. High quality silicon enables high-speed displays, which operate up to 240 frames per second, compared to 60 frames per second for most active matrix LCDs. The color CyberDisplay products we sell generate colors by using color filters with a white backlight. Color filter technology is a process in which display pixels are patterned with materials, which selectively absorb or transmit the red, green or blue colors of light. We previously developed, but did not commercialize, color CyberDisplays products using color sequential technology whereby a backlight composed of three LEDs emit a sequence of red, green and blue light. In color sequential technology, each pixel either blocks or transmits the colored light 180 times per second, which allows the generation of color images without using three separate pixels.

Our CyberDisplay products have the additional advantage of being fabricated using conventional silicon integrated circuit lithography processes. These processes enable the manufacture of miniature active matrix circuits, resulting in comparable or higher resolution displays relative to passive and other active matrix displays that are fabricated on glass. Our production partners, United Microelectronics Corporation, or UMC, and MagnaChip, fabricate integrated circuits for our CyberDisplay products in their foundries in Taiwan and Korean, respectively. The fabricated wafers are then returned to our facilities, where we lift the integrated circuits off the silicon wafers and transfer them to glass using our proprietary technology. The transferred integrated circuits are then processed and packaged with liquid crystal at our Westborough, Massachusetts facility. The packaged units are then assembled into display panels at our Westborough, Massachusetts facility, our Korean subsidiary, Kowon Technology Co., Ltd. (Kowon), or an Asian packaging company and shipped to customers. This arrangement allows us to benefit from UMC’s and MagnaChip’s economies of scale and advanced fabrication processes. We expect our CyberDisplay products will benefit from further general technological advances in the design and production of integrated circuits and active matrix LCDs, resulting in further improvements in resolution and miniaturization.

Strategy

Our objective is to be the leading supplier of advanced semiconductor materials and miniature displays that enable our customers to develop and manufacture differentiated communications, military and consumer electronic devices in high volumes. The critical elements of our strategy include:

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

•	Reduce Production Costs. We intend to reduce our per unit production costs primarily through increasing manufacturing yield, lowering fixed costs per unit through increased sales volume, and increasing productivity and efficiency. We plan to increase productivity and efficiency by migrating from current CyberDisplay production line which uses 6 inch diameter wafers to a production line which uses 8 inch wafers and installing MOCVD reactors which can produce up to twelve 4 inch HBT transistor wafers as compared to our current reactors which can produce six 4 inch HBT transistor wafers at a time.

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

Markets and Customers

III-V Products

We develop and manufacture customer and application specific HBT transistor wafers for advanced integrated circuit applications. We believe we are one of the world’s leading suppliers of HBT transistor wafers and currently support volume production of four-inch and six-inch HBT transistor wafers. Our primary HBT transistor wafer product is based on an aluminum gallium arsenide vertical layer structure. We also offer customers HBT transistor wafers based on an indium gallium phosphide vertical layer structure. We vary our manufacturing process to create customized HBT transistor wafer products for customers. For fiscal years 2006, 2005 and 2004, sales of III-V products accounted for 62%, 47% and 44% of our revenues, respectively.

Using our HBT transistor wafers, our customers have developed gallium arsenide power amplifiers for wireless handsets. Our HBT transistor wafers are used in Code Division Multiple Access, Global System Mobile and Time Division Multiple Access power amplifiers, and third generation (3G) wireless handset standards. In those countries where one uniform standard has not yet been adopted, the diversity of standards requires equipment capable of operating in multiple modes and bands. This equipment is likely to require higher performance semiconductor technology such as our HBT transistor wafers.

In addition to wireless handset power amplifiers, our HBT transistor wafers are also being used in the fabrication of power amplifiers for devices which communicate using wireless fidelity or “WiFi” integrated circuits. Our HBT transistor wafers are also used in high-speed fiber optic switching equipment used in broadband Internet data transmission, wireless local area network chipsets (WLAN) and high speed instrumentation. Since 2001, there has been a significant decline in sales of our III-V products in the high speed fiber optic switching equipment market. Accordingly, we do not expect sales in this market will be significant in fiscal year 2007 or 2008.

We design our HBT transistor wafers in collaboration with our customers’ engineering teams in order to create customized products that meet their specific application needs. Once our HBT transistor wafers have been “designed in” a customer’s product, we believe it would be costly for that customer to switch to an alternate supplier. Our largest customer for our HBT transistor wafers is Skyworks Solutions. Skyworks Solutions also uses the foundry services of Advanced Wireless Semiconductor Company (AWSC) to process our HBT transistor wafers on their behalf. In 2005, we began selling HBT transistor wafers directly to AWSC for eventual resale by AWSC to Skyworks Solutions. AWSC also purchases HBT transistor wafers from us for the processing and sale to other customers. Other customers of our gallium arsenide products include ANADIGICS and Triquint Semiconductor. For fiscal years 2006, 2005 and 2004, sales of gallium arsenide products to Skyworks Solutions accounted for approximately 36%, 32%, and 31% of our total revenues, respectively. Sales to AWSC in 2006 and 2005 were 13% and 7% of our 2006 and 2005 revenues, respectively. We believe an investor should view our sales to Skyworks Solutions and AWSC in the aggregate for evaluating the importance of Skyworks Solutions as a customer to Kopin. We have entered into a purchase and supply agreement with Skyworks Solutions, which has a scheduled termination date of July 2008, excluding the agreement’s last buy option. Accordingly, we anticipate that sales of our HBT transistor wafers to Skyworks Solutions will continue to represent a significant portion of our revenues for the near future.

CyberDisplay™ Products

We currently sell our CyberDisplay products to customers as a single component; a unit which includes a lens and backlight; or as a complete module, which includes the display, lens, backlight and electronics which are assembled in a plastic housing. We provide our CyberDisplay products to Samsung, Olympus, Fuji and Kodak for use in digital camcorders and cameras. We also sell CyberDisplay products to the U.S. Military and certain foreign countries. In addition, we are working with other customers to develop additional and new applications for our CyberDisplay products.

In order for our CyberDisplay products to function properly in their intended applications, integrated circuit chip sets generally are required. Several companies have designed integrated circuit chip sets to work with our CyberDisplay products.

For fiscal years 2006, 2005 and 2004, sales to Samsung, as a percentage of total revenue, were 8%, 15% and 28%, respectively. For fiscal years 2006, 2005 and 2004, sales to military customers, excluding research and development contracts, as a percentage of total revenue, were 16%, 11% and 7%, respectively. For fiscal year 2005, sales to JVC, as a percentage of total revenue, were 13%.

For fiscal years 2006, 2005 and 2004, research and development revenues, primarily from multiple contracts with various U.S. governmental agencies, accounted for approximately 7%, 6%, and 2%, respectively, of our total revenues.

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

Our design and engineering staff is actively involved with a customer during all phases of prototype design and production by providing engineering data, up-to-date product application notes, regular follow-up and technical assistance. In most cases, our technical staff works with each customer in the development stage to identify potential improvements to the design of the customer’s product in parallel with the customer’s effort. We have established a prototype product design group in Scotts Valley, California to assist our CyberDisplay customers with incorporating our products into their products and to reduce the time required to bring end products to the marketplace. This group is intended to assist customers in accelerating their design process, achieving cost-effective and manufacturable designs, and ensuring a smooth transition into high volume production. This group is also actively involved with research and development contracts for military applications.

Product Development

We believe that continued introduction of new products in our target markets is essential to our growth. We have assembled a group of highly skilled engineers who work internally as well as with our customers to continue our product development efforts. For fiscal years 2006, 2005 and 2004 we incurred total research and development expenses of $10.2 million, $12.3 million, and $15.0 million, respectively. Research and development expenses, which primarily related to our internal development programs for new HBT and CyberDisplay products and development of the processes to manufacture CyberDisplay products using 8 inch wafers, were $5.3 million, $5.8 million and $12.7 million, respectively, for fiscal years 2006, 2005 and 2004.

III-V Products

We intend to continue developing HBT transistor wafers and other gallium arsenide products for advanced integrated circuit applications from other compound materials. We are working with current and potential customers in the development of the next generation of HBT transistor wafers, which will be based on Gallium Arsenide Indium Nitride (GAIN). We believe GAIN-HBT® transistor wafers will provide the performance necessary for the next generation of wireless handsets and optoelectronic components. We are also developing GaN (Gallium Nitride) high electron mobility transistor wafers.

In connection with the transfer of our CyberLite LED know-how into the KoBrite joint venture we have discontinued additional CyberLite LED development as of March 31, 2005.

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

Funded Research and Development

We have entered into various development contracts with agencies of the U.S. government. These contracts help support the continued development of our core technologies. We intend to continue to pursue other U.S. government development contracts for applications that relate to our commercial product applications. Our contracts with U.S. government agencies contain certain milestones relating to technology development and may be terminated by the government agencies prior to completion of funding. Our policy is to retain our proprietary rights with respect to the principal commercial applications of our technology. To the extent technology development has been funded by a U.S. federal agency, under applicable U.S. federal laws the federal agency has the right to obtain a non-exclusive, non-transferable, irrevocable, fully paid license to practice or have practiced this technology for governmental use. Revenues attributable to research and development contracts for fiscal years 2006, 2005 and 2004 totaled $5.2 million, $5.0 million and $2.1 million, respectively.

Competition

III-V Products

With respect to our HBT transistor wafers, we presently compete with several companies, including IQE, V-PEC, and Hitachi Cable, as well as integrated circuit manufacturers with in-house transistor growth capabilities, such as RF Micro Devices and Fujitsu. In the gallium arsenide HBT transistor wafer market, pricing competition is intense as a result of significant manufacturing overcapacity. The production of gallium arsenide integrated circuits has been and continues to be more costly than the production of silicon integrated circuits. Although we have reduced production costs of our HBT transistor wafers by achieving higher volumes and reducing raw material costs, we cannot be certain we will be able to continue to decrease production costs. In addition, we believe the costs of producing gallium arsenide integrated circuits by our customers will continue to exceed the costs associated with the production of competing silicon integrated circuits. As a result, we must target markets where these higher costs are justified by their superior performance.

CyberDisplay™ Products

The display market is highly competitive and is currently dominated by large Asian-based electronics companies including Sharp, Hitachi, Seiko, Toshiba, Sony, NEC and Sanyo. The display market consists of multiple segments, each focusing on different end-user applications applying different technologies. Competition in the display field is based on price and performance characteristics, product quality and the ability to deliver products in a timely fashion. The success of our display product offerings will also depend upon the adoption of our CyberDisplay products by consumers as an alternative to traditional active matrix LCDs and upon our ability to compete against other types of well-established display products. Particularly significant is the consumer’s willingness to use a near eye display device, a display viewed in a similar fashion as using a set of binoculars, as opposed to a direct view display which may be viewed from a distance of several inches to several feet. We cannot be certain that we will be able to compete against these companies and technologies or that the consumer will accept the use of such eyewear in general or our form factor specifically.

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

Patents, Proprietary Rights and Licenses

An important part of our product development strategy is to seek, when appropriate, protection for our products and proprietary technology through the use of various United States and foreign patents and contractual arrangements. We intend to prosecute and defend our proprietary technology aggressively. Many of our United States patents and applications have counterpart foreign patents, foreign applications or international applications through the Patent Cooperation Treaty. In addition, we have licensed United States patents and some foreign counterparts to these United States patents from MIT.

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

Investments in Related Businesses

Since 1998, we have made investments totaling $4.3 million in Kowon Technology Co. LTD (Kowon), a manufacturer of optoelectronic products located in South Korea, and have accumulated an ownership interest in Kowon of 73%. Kowon’s revenues are principally denominated in U.S. dollars and its local expenses are principally denominated in South Korean won. In addition, Kowon holds U.S. dollars to pay certain expenses including purchases from Kopin. Accordingly, Kowon’s operations are subject to exchange rate fluctuations. Kowon is an integral part of our CyberDisplay assembly process, performing most of the backend packaging processes to complete the display.

In 2001 and 2002, we acquired an aggregate of 1,101,502 shares of Micrel Incorporated (Micrel) as part of their acquisition of a company we previously invested in. As of December 30, 2006, we held approximately 200,000 shares of Micrel valued at $2.2 million. Included in our net income were gains on the sale of Micrel stock of approximately $1.2 million, in the fiscal year ended 2006.

In 2000, we made an investment of $5.1 million and contributed certain technology for which we received a 40% interest in Kopin Taiwan Corporation (KTC), a Taiwan-based company. We account for our percent ownership interest in the operating results of this company using the equity method. We have manufactured products for KTC to sell to its customers and KTC manufactures product for us to sell to our customers. In addition, we provide technical services and sell raw substrates to KTC. For fiscal years 2006, 2005 and 2004 we had product sales of approximately $0, $0.3 million and $2.1 million, respectively, to KTC. For fiscal years 2006, 2005 and 2004 we had purchases of approximately $1.8 million, $2.8 million and $1.8 million, respectively, from KTC. For fiscal year 2004, we recorded losses of $0.8 million, which represented our ownership percentage of KTC’s operating results. As a result of our recording our proportional share of KTC’s operating results, our investment was written-off and the carrying value of this investment since December 25, 2004 has been $0. Dr. Hsieh, one of our Directors, is chairman of KTC. Dr. Hsieh owns approximately 1% of the outstanding common stock of KTC. KTC was also an investor in KoBrite and acquired an approximate 15% interest in KoBrite.

Since 2002, we have made investments in preferred stock totaling $5.4 million in Kenet, Inc. (Kenet). Our equity ownership percentage of Kenet is approximately 18% and we account for this investment on the cost basis. In the fiscal year ended December 30, 2006, we invested an additional approximate $2.5 million in Kenet to retain our approximate proportional interest in a Kenet equity offering. On January 30, 2008 Kopin and three other principle investors entered into a loan agreement with Kenet whereby each of the investors committed to loan Kenet up to $1.0 million each through May 28, 2008. The loan agreement provides for interest at the rate of ten percent per annum and provides for the issuance of warrants to purchase Kenet’s common stock. On January 30, 2008 Kenet borrowed $1.2 million under the loan agreement of which $0.3 million came from us. We have also been notified that Kenet anticipates drawing down an additional $1.6 million under the loan agreement in March 2008 of which $0.4 million would be from us. Our Chief Executive Officer is a founder and board member of Kenet and owns approximately 2% of Kenet. Certain of our directors and an officer have also invested in Kenet and their ownership ranges from 0.1% to 1.0%. We periodically review this investment for impairment. No impairment was deemed necessary on December 30, 2006 based on current projections.

In 2005, we contributed our CyberLite LED technology and production know-how and $3.0 million to a joint venture, KoBrite. For our contribution, we received a 23% interest in KoBrite. KoBrite was established under the laws of Mauritius and constructed manufacturing operations in China. Subsequent to its establishment, KoBrite entered into an agreement to pay us an estimated net $5.8 million for certain equipment and $1.7 million for the performance of research and training activities until such equipment was transferred to KoBrite. In the fourth quarter of 2005, certain equipment, which was to be transferred to KoBrite from Kopin, was damaged in transit and we recorded a charge of $0.3 million to reimburse KoBrite for the damaged equipment. We are accounting for our ownership interest in KoBrite using the equity method. In the fiscal year 2006, we invested an additional approximate $2.0 million in KoBrite to retain our approximate proportional interest in a KoBrite equity offering.

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

Employees

As of December 30, 2006, our consolidated business employed 294 full-time and 5 part-time individuals. Of these, 14 hold Ph.D. degrees in Material Science, Electrical Engineering or Physics. Our management and professional employees have significant prior experience in semiconductor materials, device transistor and display processing, manufacturing and other related technologies. None of our employees are covered by a collective bargaining agreement. We consider relations with our employees to be good.

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

The matters relating to the investigation by the Special Committee of the Board of Directors and the restatement of our consolidated financial statements may result in additional litigation and governmental enforcement action. On November 1, 2006, in response to a derivative lawsuit filed against us, we commenced a voluntary review of our historical practices in granting stock options and our Board of Directors appointed a special committee of independent directors (the Special Committee) to conduct this review. On May 3, 2007, the Special Committee presented the findings of its stock option investigation to our Board of Directors and proposed various remedial measures. The Special Committee’s review indicated that our financial statements for the period 1995 through July 1, 2006 should not be relied upon and the Company would need to restate its financial statements for fiscal 1995 through July 1, 2006 and the related interim periods. The Board of Directors accepted all of the findings of the Special Committee and has adopted, or is in the process of adopting, all of the remedial measures proposed. As a result of the Special Committee’s investigation, as well as our internal review of our historical financial statements, we have recorded additional stock-based compensation expense for numerous stock-based awards made from 1995 through July 1, 2006. We have restated our consolidated financial statements for these periods to correctly account for stock-based awards for which the Special Committee or management determined that the measurement date for accounting purposes was different from the stated grant date. For more information on these matters, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations Restatement,” Note 2 of the Notes to Consolidated Financial Statements, and Item 9A, “Controls and Procedures.”

The internal review, the independent investigation, and related activities have required us to incur substantial expenses for legal, accounting, tax and other professional services, and have diverted management’s attention from our business.

Our past stock option granting practices and the restatement of prior financial statements have exposed us to greater risks associated with litigation, regulatory proceedings and government enforcement actions. As described in Item 3, “Legal Proceedings,” two derivative lawsuits were filed in state courts against certain of our directors and certain of our current and former executive officers pertaining to allegations relating to stock-based awards. We may become the subject of, or otherwise be required to incur legal fees and costs in connection with, additional private litigation, regulatory proceedings, or government enforcement actions. No assurance can be given regarding the outcomes from such activities. The resolution of these matters will be time consuming, expensive, and will distract management from the conduct of our business. Our available directors’ and officers’ liability insurance may not be sufficient to cover our legal expenses or those of persons we are obligated to indemnify. Furthermore, if we are subject to adverse findings in litigation, regulatory proceedings or government enforcement actions, we could be required to pay damages or penalties or have other remedies imposed, which could harm our business, financial condition, results of operations and cash flows. Furthermore, the restatements of our financial results, the derivative litigation, and any negative outcome that may occur from the investigation, could impact our relationships with customers and our ability to generate revenue.

Our common stock may be delisted from the NASDAQ Global Market and transferred to the National Quotation Service Bureau (the Pink Sheets), which may, among other things, reduce the price of our common stock and the levels of liquidity available to our stockholders. As a result of our Special Committee Investigation commencing in November 2006, we failed to timely file our Form 10-Q for the three month period ended September 30, 2006, in March 2007 we failed to timely file our Form 10-K for the year ended December 30, 2006, and in May 2007, August 2007, and November 2007 we failed to timely file our Forms 10-Q for the three month periods ended March 31, 2007, June 30, 2007, and September 29, 2007, respectively. On November 15, 2006, NASDAQ notified us that the failure to file our Form 10-Q for the three month period ended September 30, 2006 caused us to violate the requirements for continued listing as set forth in Marketplace Rule 4310(c)(14) and that the Company’s stock would be suspended from trading on November 27, 2006. On November 21, 2006 we requested a hearing before a NASDAQ Listing Qualifications Panel, or the Panel, to petition for continued listing on the NASDAQ Stock Market. The hearing was held on January 18, 2007. On February 22, 2007, the Panel informed us that we had been granted until May 14, 2007 to file our Form 10-K for the year ended December 30, 2006 and Form 10-Q for the interim period September 30, 2006 and any required restatements. On May 4, 2007, the Company made a request to the Panel for additional time beyond the May 14, 2007 deadline to file the delinquent Form 10-K and Forms 10-Q. On May 9, 2007, the Panel denied our request for additional time and notified the Company that it would suspend trading of the Company’s stock on May 16, 2007. On May 14, 2007, NASDAQ Listing and Hearing Review Council, or the Council, notified us that it had called the Company’s case for review and would delay its delisting pending a hearing before the Council. On May 16, 2007, NASDAQ informed us that the Company was not in compliance with NASDAQ Marketplace Rule 4310(c)(14) because it did not timely file its Quarterly Report on Form 10-Q for the quarter ended March 31, 2007. NASDAQ stayed any delisting as a result of our failure to file our Form 10-Q on a timely basis pending the hearing before the Council. On July 27, 2007, the Council notified us that we had until September 25, 2007 to file our Form 10-K for the year ended December 30, 2006, and Forms 10-Q for the interim periods September 30, 2006 and March 31, 2007 and any required restatements or the Company would be delisted on September 27, 2007. On September 7, 2007, we requested that the NASDAQ’s Board of Directors exercise its discretionary authority under Rule 4809 to grant the Company continued listing beyond the Council’s September 25, 2007 deadline to allow the Company time to complete its investigation into the Company’s past stock option practices and related accounting and prepare and file its financial statements. On September 17, 2007, the NASDAQ’s Board of Directors called for review the July 27, 2007 decision of the Council regarding Kopin’s Common Stock and, pending further consideration, has stayed the Council’s decision to suspend the Company’s securities from trading. On October 17, 2007, the NASDAQ Board of Directors further stayed the suspension from trading until December 17, 2007. On December 12, 2007, the NASDAQ Board further stayed the suspension from trading until February 11, 2008. On February 7, 2008, the NASDAQ board further stayed the suspension from trading until March 17, 2008.

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

Failure to achieve and maintain effective internal controls could adversely affect our ability to report our financial condition and results of operations accurately or on a timely basis. As a result, current and potential stockholders could lose confidence in our financial reporting, which could harm our business and the trading price of our stock. As required by Section 404 of the Sarbanes-Oxley Act of 2002, our management is required to periodically evaluate the design and effectiveness of our disclosure controls and procedures. Our management identified material weaknesses in our application of generally accepted accounting standards and controls over the accounting for the issuance of stock options, which continued through December 30, 2006. In addition, we must document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires our management to annually assess the effectiveness of our internal control over financial reporting. As a result of the material weaknesses described above, our disclosure controls and procedures were not effective as of December 30, 2006, which could result in a material misstatement in our annual and interim financial statements. Any failure to implement or difficulties experienced in implementing improved controls or any failure to maintain existing effective controls could have a material adverse effect on our business, operating results and stock price. For a more detailed discussion of our disclosure controls and procedures, see Item 9A, “Controls and Procedures” of this Annual Report on Form 10-K.

We have experienced a history of losses and have a significant accumulated deficit. Since inception, we have incurred significant net operating losses. As of December 30, 2006 we had an accumulated deficit of $153.8 million. While we did generate income from operations in 2005, there can be no assurance that we will maintain profitability in the future.

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

	Sales as a Percent of Total Revenue
Customer	2006	2005	2004
Skyworks Solutions, Inc. (1)	36%	32%	31%
Advanced Wireless Semiconductor Company	13	*	*
Samsung Electronics	*	15	28
Victor Company of Japan (JVC)	*	13	*
Military Customers	16	11	*
United States Government Funded Research and Development Contracts	*	*	*

(1)	In addition to its internal capacity Skyworks Solution, Inc (Skyworks) also uses Advanced Wireless Semiconductor Company (AWSC) to perform processing. We sell our HBT wafers directly to AWSC for use in Skyworks products as well as other customers. If we assume all of the HBT products we sold to AWSC were for Skyworks’ use the combined sales to Skyworks and AWSC would be 49%, 39% and 32% or our revenues for the years ended 2006, 2005 and 2004, respectively.

We anticipate that sales to Skyworks Solutions and military customers will continue to represent a significant portion of our revenues for 2007 and 2008. We believe that historically we have provided Skyworks Solutions with the vast majority of its HBT transistor wafers. A significant reduction or delay in orders from any of our significant customers, particularly Skyworks Solutions or military customers in the aggregate, would materially reduce our revenue and cash flow and adversely affect our ability to achieve or maintain profitability in the future. Our ability to generate cash flow and achieve profitability in 2008 will be dependent on developing new customers, increasing our market share of customers who use our CyberDisplay products for digital still camera applications and finding new applications for our CyberDisplay products, particularly eyewear devices. We have increased sales of CyberDisplay products for military applications in the year ended December 30, 2006 from historical levels. Such sales are to government contractors for the United States military. The amount and timing of such orders is dependent upon the United States military procurement processes, the government contractors’ ability to successfully manage the program, and our ability to deliver more sophisticated CyberDisplay products.

We may not be able to reduce the cost of raw materials from our vendors. A critical part of our business strategy is to increase our sales and use the purchasing power obtained from these sales to obtain reduced raw material and component pricing from our vendors. In addition, part of our purchasing strategy is to find multiple vendors of our needed raw materials in order to create competition for lowering raw material and component prices. If we are unable to execute our sales growth strategy or find multiple vendors of the same raw materials and components we may be unable to execute our purchasing strategy and our products may not be cost competitive with our competitors’ products. In addition, we may be able to execute our sales strategy but still be unable to reduce our raw material costs. If we are unable to reduce our raw material cost we may not be able to achieve profitability.

We may be unable to increase revenues from CyberDisplay™ products if new products and applications are not developed. CyberDisplay revenues for the fiscal years 2006, 2005 and 2004 were $27.2 million, $47.6 million and $49.1 million, respectively. The decrease in 2006 CyberDisplay revenues since 2004 has resulted primarily from a significant decrease in sales of our CyberDisplay product to customers for use in camcorders, offset, in part by an increase in sales of our displays to the military and digital still camera markets. We had initial sales of display products into the military product and digital still camera markets in 2004 and since then we have been gaining experience in selling displays into these markets. We believe that our success in penetrating these and other markets, particularly military thermal weapon sights and night vision goggles, will significantly impact our ability to increase sales of CyberDisplays. In addition, our military products have a higher gross margin than our consumer display products and our success in increasing sales of military products are expected to significantly impact our ability to achieve or maintain profitability. Discussions with our commercial customers indicate that our competition continue to dramatically reduce their prices and some competitors are offering lower prices than us. We believe the average sales price of our displays to consumer product customers will have to decline in 2008 if we are to remain competitive in the market place. We believe the average sales price of our displays products sold for consumer electronic applications will decrease in the range of 5% to 10% during in 2007 and 2008. Accordingly, if we are unable to enter into new markets, particularly eyewear, or maintain or expand existing market share in the military and digital camera application segment revenues from CyberDisplay products will decline, which may impact our ability to achieve or maintain profitability in the future.

Accordingly, if we are unable to successfully sell our display products to digital still cameras, eyewear, and military product makers, we may be unable to grow CyberDisplay product revenues and our ability to achieve or maintain profitability will be adversely affected.

The eyewear market segment may not develop or may take longer to develop than we anticipate. Eyewear is the term used by the Company to describe a device which is worn in a similar fashion as eye glasses and contains one or two CyberDisplay displays for the viewing of video images. The source of these video images may be storage devices such as video iPods, DVD players or digital multimedia broadcasting (DMB) tuners. Currently, the consumer may view the image through a direct view LCD display which may range in size from one to four inches diagonal. We believe that the consumer will find this experience unsatisfactory and we believe eyewear will be a preferred solution. We sell, to commercial eyewear manufacturers, individual components such as the display, backlight and integrated circuits, or a binocular display module (BDM), which contains the various components combined into one unit or, we sell a complete eyewear solution which contains the BDM and audio elements combined in a ready to use product. The eyewear manufacturing companies which are currently buying our displays for eyewear products tend to be small with limited financial resources and in-house engineering expertise. We believe that eyewear is a critical product for the long term revenue and cash flow growth of the CyberDisplay product line. If the eyewear market does not develop or we are unable to create and manufacture products which meet the needs of the eyewear market we may be unable to grow CyberDisplay product revenues and our ability to achieve or maintain profitability will be adversely affected.

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

Our competitors can provide integrated solutions. Many portable consumer electronic devices, including camcorders and digital still cameras, have two displays for viewing images, an electronic viewfinder (EVF) and a flip-out or group view display. We only provide the display that is used as the electronic viewfinder. Our competitors may offer both EVF and flip-out displays and both displays may be run by the same interface electronics. A customer who buys our display is required to buy the flip-out display from another vendor who may compete with us. This may require our customer to purchase additional interface electronics to run our display. Our competitors may be able to offer a bundled solution of both displays and the interface electronics cheaper than the cost of buying our display and the other display and the interface electronics separately. If we are unable to offer displays with sufficient performance advantages over other displays to justify the additional cost of buying individual components versus a bundled solution or if our customers can not procure cost efficient interface electronics to run our display products, we may lose market share or be unable to grow our business which in turn would adversely affect our ability to achieve or maintain profitability.

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

One of the foundries and several other third parties with which we do business are located in Taiwan. Due to natural disasters such as earthquakes and typhoons that have occasionally occurred in Taiwan, many Taiwanese companies, including the Taiwanese foundry we use, have experienced related business interruptions. Our business could suffer significantly if either of the foundries we use had operations which were disrupted for an extended period of time, due to natural disaster, political unrest or otherwise. In addition, our CyberDisplays are manufactured on 6-inch silicon wafers. Although we are installing an 8-inch manufacturing line, we currently do not anticipate redesigning all of our displays made on 6-inch wafers so they can be manufactured on 8-inch wafers. We cannot be assured that if the 6-inch manufacturing facilities we use were damaged they would be restored. If the 6-inch production facilities were not restored we may be required to redesign our displays so that they can be manufactured on an 8-inch production line. If the displays had to be redesigned we may have to have the displays re-qualified by our customers, which would adversely affect our business until such qualification is complete.

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

We may not be able to increase revenues and maintain profitability if we are unable to qualify our large capacity metal organic chemical vapor deposition (MOCVD) reactors. During 2006, we acquired MOCVD reactors that can produce our HBTs products on either 4 or 6 inch gallium arsenide (GaAs) wafers. We acquired the reactors primarily for their ability to process 6 inch GaAs wafers. We currently have older reactors which also can manufacture HBTs using either 4 or 6 inch GaAs wafers and we sell HBT products on both 4 and 6 inch GaAs wafers. We believe the industry will migrate to 6 inch wafers over the next several years. Our largest customer, who accounted for approximately 49% of our fiscal year 2006 total revenues, purchases our HBT product on 4 inch GaAs wafers and we expect this customer will eventually migrate to 6 inch GaAs wafers in its manufacturing process. If we are unable to get our reactors qualified by this customer and other customers or if we are able to get the reactor qualified but can not manufacture the quantity our customers require or can not manufacture HBT products on 6 inch GaAs wafers in a cost effective manner our revenues and profitability will decline significantly.

We may be unable to increase revenues from HBT transistor wafers if new product applications are not developed. A critical market for our HBTs is wireless handsets. The growth rate of the wireless handset market has slowed over the last several years. We expect prices of our HBT transistor will decline by approximately 5 to 10 percent during 2007 and 2008. If the wireless handset unit volume grows in the range of 5 to 10 percent in 2007 and 2008 our HBT revenues may decrease unless we increase our market share or new markets are developed. Revenues may also decline if we lose any of our customers or such customers reduce their orders from us. Accordingly, if we are unable to find additional applications for our HBT transistor wafers or increase our market share, our HBT transistor revenue may not grow and such absence of growth may impact our ability to achieve or maintain profitability.

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

We may not be able to realize any profits under a multi-year supply agreement with a significant HBT customer. We have a supply agreement with a significant HBT customer that expires in July 2008, excluding a last buy option contained in the agreement. Under the terms of this agreement we have agreed to maintain capacity levels for manufacturing HBT wafers and we committed to a declining pricing schedule. The agreement also requires us to give prior notice if we exit our HBT product line. In consideration for this agreement the customer agreed to source 100% of its HBT wafer needs from us subject to the customer’s right to source HBT wafers from other sources if we are unable to meet its requirements under certain circumstances. We agreed that failure to meet our supply obligations under the agreement would allow our customer to obtain court ordered specific performance. If we do not perform, we could then be liable for monetary damages up to a maximum of $45 million. The agreement obligates us to provide wafers at preset prices and as a result, our ability to make a profit under this agreement will be subject to fluctuations in the prices of raw materials, meeting customer wafer demand and to any increase in costs of goods or services required for us to perform under the agreement. If we are unable to manufacture the HBT wafers below these preset prices we may not be able to achieve or maintain profitability. There can be no assurance that this customer will agree to renew or extend our agreement when it is due to expire in which case we would potentially lose significant sales of our HBT products.

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

We may record additional losses from our investment in the KoBrite joint venture, which may impact our ability to achieve or maintain profitability. We account for our investment in the KoBrite joint venture using the equity method, which requires us to record our proportional share of their operating results up to the amount we have invested or committed to support, which is our current $5.0 million investment. For the twelve months ended December 30, 2006 and December 31, 2005, we recorded $0.6 million and $0.2 million, respectively, of losses from the KoBrite joint venture. We anticipate that the joint venture will incur additional losses in the near term. If the joint venture generates operating losses in the future, we will record additional losses, which will impact our ability to achieve or maintain profitability.

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

Disruptions of our production of our III-V and CyberDisplay products would adversely affect our operating results. If we were to experience any significant disruption in the operation of our facilities, we would be unable to supply III-V and CyberDisplay products to our customers. Our manufacturing processes are highly complex and customer specifications are extremely precise. We periodically modify our processes in an effort to improve yields and product performance and to meet particular customer requirements. In 2008, we anticipate establishing an 8-inch CyberDisplay manufacturing line. Converting to an 8-inch line will require changes to our manufacturing processes. Process changes or other problems that occur in the complex manufacturing process can result in interruptions in production or significantly reduced yields. Although we have two domestic manufacturing facilities for our HBT products, only one of the facilities contains our quality control testing and inspection systems. Loss of this facility could prevent us from shipping product made at our other facility. Additionally, as we introduce new equipment into our manufacturing processes, our III-V and CyberDisplay products could be subject to especially wide variations in manufacturing yields and efficiency. We may experience manufacturing problems that would result in delays in product introduction and delivery or yield fluctuations. We are also subject to the risks associated with the shortage of raw materials used in the manufacture of our products.

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

Recent rulemaking by the Financial Accounting Standards Board requires us to expense equity compensation given to our employees and may reduce our ability to effectively utilize equity compensation to attract and retain employees. We historically have used stock options as a significant component of our employee compensation program in order to align employees’ interests with the interests of our stockholders, encourage employee retention, and provide competitive compensation packages. The Financial Accounting Standards Board has adopted changes that require companies to record a charge to earnings based on the fair value of employee stock-based awards and other equity incentives effective January 1, 2006, which we have adopted. By causing us to incur significantly increased compensation costs, such accounting changes may cause us to reduce the availability and amount of equity incentives provided to employees, which may make it more difficult for us to attract, retain and motivate key personnel.

We may pursue acquisitions and investments that could adversely affect our business. In the past, we have made, and in the future we may make, acquisitions of, and investments in, businesses, products and technologies that could complement or expand our business. If we identify an acquisition candidate, we may not be able to successfully negotiate or finance the acquisition or integrate the acquired businesses, products or technologies into our existing business and products. Future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities, amortization expenses and write-downs of acquired assets.

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

None.

Item 2. Properties

We lease our III-V and CyberDisplay product fabrication facilities. Our III-V product manufacturing facilities and corporate headquarters are located in Taunton, Massachusetts. The Taunton facilities occupy 25,100 and 60,000 square feet, including 6,000 and 4,900 square feet of contiguous environmentally controlled production clean rooms. The Taunton facilities are occupied under leases that expire in 2010 and 2012.

Our CyberDisplay production facility occupies 74,000 square feet in Westborough, Massachusetts, of which 10,000 square feet consist of contiguous environmentally controlled production clean rooms, of which 7,000 square feet are operated at a Class 10 level. We occupy our Westborough facility under a lease that expires in March 2012.

In addition to our Massachusetts facilities, we lease a 5,800 square foot design facility in Scotts Valley, California for developing prototypes of products incorporating our CyberDisplay product. This facility is occupied under a lease that expires in October 2012. Our subsidiary, Kowon Technology Co., LTD, owns two facilities in Kyungii-Do, South Korea, in which it manufactures its optoelectronic products and in which its corporate headquarters are located. These facilities occupy an aggregate of 28,000 square feet.

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

As a result of the Special Committee investigation, each of the Company’s present senior officers has voluntarily agreed to eliminate any benefit received by such individuals from options having been granted to them at prices below the fair market value of the Company’s common stock on the appropriate measurement date. For unexercised options this will be accomplished by either canceling them or increasing their exercise price to the appropriate fair market value and, for exercised options, by such individuals compensating the Company for the amount of such benefit, after reduction for any taxes paid, either through a cash payment or canceling vested options having a value equal to the amount of the payment.

Late SEC Filings and NASDAQ Delisting Proceedings

As a result of our Special Committee Investigation commencing in November 2006, we failed to timely file our Form 10-Q for the three month period ended September 30, 2006, in March 2007 we failed to timely file our Form 10-K for the year ended December 30, 2006, and in May 2007, August 2007, and November 2007 we failed to timely file our Forms 10-Q for the three month periods ended March 31, 2007, June 30, 2007, and September 29, 2007, respectively. On November 15, 2006 NASDAQ notified us that the failure to file our Form 10-Q for the three month period ended September 30, 2006 caused us to violate the requirements for continued listing as set forth in Marketplace Rule 4310(c)(14) and that the Company’s stock would be suspended from trading on November 27, 2006. On November 21, 2006, we requested a hearing before a NASDAQ Listing Qualifications Panel, or the Panel, to petition for continued listing on the NASDAQ Stock Market. The hearing was held on January 18, 2007. On February 22, 2007, the Panel informed us that we had been granted until May 14, 2007 to file our Form 10-K for the year ended December 30, 2006 and Form 10-Q for the interim period September 30, 2006 and any required restatements. On May 4, 2007, the Company made a request to the Panel for additional time beyond the May 14, 2007 deadline to file the delinquent Form 10-K and Forms 10-Q. On May 9, 2007, the Panel denied our request for additional time and notified the Company that it would suspend trading of the Company’s stock on May 16, 2007. On May 14, 2007, NASDAQ Listing and Hearing Review Council, or the Council, notified us that it had called the Company’s case for review and would delay its delisting pending a hearing before the Council. On May 16, 2007, NASDAQ informed us that the Company was not in compliance with NASDAQ Marketplace Rule 4310(c)(14) because it did not timely file its Quarterly Report on Form 10-Q for the quarter ended March 31, 2007. NASDAQ stayed any delisting as a result of our failure to file our Form 10-Q on a timely basis pending the hearing before the Council. On July 27, 2007, the Council notified us that we had until September 25, 2007 to file our Form 10-K for the year ended December 30, 2006, and Forms 10-Q for the interim periods September 30, 2006 and March 31, 2007 and any required restatements or the Company would be delisted on September 27, 2007. On September 7, 2007, we requested that the NASDAQ’s Board of Directors exercise its discretionary authority under Rule 4809 to grant the Company continued listing beyond the Council’s September 25, 2007 deadline to allow the Company time to complete its investigation into the Company’s past stock option practices and related accounting and prepare and file its audited financial statements. On September 17, 2007 the NASDAQ’s Board of Directors called for review the July 27, 2007 decision of the Council regarding Kopin’s Common Stock and, pending further consideration, has stayed the Council’s decision to suspend the Company’s securities from trading. On October 17, 2007, the NASDAQ Board of Directors further stayed the suspension from trading until December 17, 2007. On December 12, 2007, the Board of Directors of the NASDAQ granted the Company additional time to regain compliance with NASDAQ rules regarding the timely filing of periodic reports with the U.S. Securities and Exchange Commission. The Board instructed the NASDAQ staff to give the Company until February 11, 2008 to file all delayed periodic reports necessary to regain compliance with the filing requirements. On February 7, 2008, the NASDAQ board further stayed the suspension from trading until March 17, 2008.

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

Indemnification Obligations

Subject to certain limitations, we are obligated to indemnify our current and former directors, officers and employees in connection with the investigation of our historical stock option practices and related government inquiries and litigation. These obligations arise under the terms of our certificate of incorporation, our bylaws, applicable contracts, and Delaware law. The obligation to indemnify generally means that we are required to pay or reimburse the individuals’ reasonable legal expenses and possibly damages and other liabilities incurred in connection with these matters. The litigation associated with our stock option investigation is in its early stages and we have not yet incurred any expenses specifically for the defense of a current or former officer or director.

Other Legal Matters

We are named from time to time as a party to lawsuits in the normal course of our business. Litigation in general, and intellectual property and securities litigation in particular, can be expensive and disruptive to normal business operations. Moreover, the results of legal proceedings are difficult to predict.

Item 4. Submission	of Matter to a Vote of Security Holders

Not applicable.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ National Market under the symbol “KOPN.” The following table sets forth, for the quarters indicated, the range of high and low sale prices for the Company’s common stock as reported on the NASDAQ National Market for the periods indicated.

	High	Low
Fiscal Year Ended December 31, 2005
First Quarter	$4.18	$3.06
Second Quarter	4.50	2.67
Third Quarter	7.08	4.75
Fourth Quarter	7.23	5.32

Fiscal Year Ended December 30, 2006
First Quarter	$5.89	$4.18
Second Quarter	5.68	3.56
Third Quarter	3.82	3.08
Fourth Quarter	3.70	3.21

As of December 2007, there were 523 stockholders of record of our common stock, which does not reflect those shares held beneficially or those shares held in “street” name.

In the past three years, we have not sold any securities which were not registered under the Securities Act.

We have not paid cash dividends in the past, nor do we expect to pay cash dividends for the foreseeable future. We anticipate that earnings, if any, will be retained for the development of our businesses.

Equity Compensation Plan Information

The following table sets forth information as of December 30, 2006 about shares of the Company’s common stock outstanding and available for issuance under our existing equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	7,388,349	$10.96	1,195,104	(3)
Equity compensation plans not approved by security holders(2)	841,400	$8.35	119,004

Total	8,229,749	$10.69	1,314,108

(1)	Consists of the 1992 Stock Option Plan and 2001 Equity Incentive Plan.
(2)	Consists solely of the 2001 Supplemental Equity Incentive Plan, which does not require the approval of, and has not been approved by, our stockholders. Non-qualified options were issued under such plan.
(3)	Options available under the 2001 Equity Incentive Plan.

Kopin Corporation

S&P 500 Information Technology Index

Nasdaq Stock Market—U.S. Index

On October 9, 2002, our Board of Directors authorized the repurchase of up to $15.0 million of our common stock over a two year period. Through September 23, 2004, we repurchased a total of 103,200 shares for an aggregate $378,319 under this program. Our Board of Directors subsequently authorized an extension of this program pursuant to which we were authorized to purchase up to $14,621,681 of our common stock through October 2006. The specific timing and amount of repurchases varied based on market conditions, securities law limitations, and other factors. The repurchases were made using our cash resources. During the fourth quarter of fiscal 2006, we repurchased 160,000 shares for $546,900 under this program. The transactions occurred in open market purchases.

Period	Total number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar of Shares that May Yet Be Purchased Under the Plans or Programs
	(a)	(b)	(c)	(d)
October 1, 2006 through October 28, 2006	160,000	$3.42	160,000	$—
October 29, 2006 through November 25, 2006	—	$—	—	$—
November 26, 2006 through December 30, 2006	—	$—	—	$—

Total	160,000	$3.42	160,000

Item	6. Selected Financial Data

We have restated our consolidated financial statements as of and for each of the years ended December 31, 2002, December 31, 2003, December 25, 2004 and December 31, 2005, which is reflected in the following selected financial data. The restatement is more fully described in the “Explanatory Note” immediately preceding Part I, Item 1 and in Note 2, “Restatement of Consolidated Financial Statements,” which is included in “Financial Statements and Supplementary Data” in Item 8 of this Form 10-K. This information should be read in conjunction with our consolidated financial statements and notes thereto, and our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Form 10-K.

	Fiscal Year Ended
	2006	2005	2004	2003	2002
		As Restated(1)	As Restated(1)	As Restated(1)	As Restated(1)
	(in thousands, except per share data)
Statement of Operations Data:
Revenues:
Net product revenues	$65,902	$85,247	$85,213	$74,883	$74,808
Research and development revenues	5,189	5,049	2,068	1,669	1,993

Total revenues	71,091	90,296	87,281	76,552	76,801
Expenses:
Cost of product revenues	49,293	54,970	73,182	61,419	59,481
Research and development—funded programs	4,908	6,498	2,340	1,823	3,098
Research and development—internal	5,341	5,766	12,693	13,014	14,700
Selling, general and administrative	19,317	14,114	10,141	10,228	12,300
Other	—	—	240	481	266
Impairment charges(2)	—	518	5,323	—	—

	78,859	81,866	103,919	86,965	89,845

(Loss) income from operations	(7,768)	8,430	(16,638)	(10,413)	(13,044)
Other income and expense:
Interest income	4,786	3,596	2,821	2,645	2,821
Other income	468	76	178	199	311
Other-than-temporary impairment of Micrel common stock	—	—	—	—	(10,211)
Gains (losses) on sales of Micrel common stock	1,208	—	—	312	(2,626)
Foreign currency transaction losses	(773)	(226)	(1,009)	(114)	(337)
Interest and other expenses	(56)	(122)	(70)	(30)	(134)

	5,633	3,324	1,920	3,012	(10,176)

(Loss) income before income taxes, minority interest in loss (income) of subsidiary, equity loss in unconsolidated affiliate and cumulative effect of accounting change	(2,135)	11,754	(14,718)	(7,401)	(23,222)
Tax benefit (provision)	273	(162)	330	—	—

(Loss) income before minority interest in loss (income) of subsidiary, equity loss in unconsolidated affiliate and cumulative effect of accounting change	(1,862)	11,592	(14,388)	(7,401)	(23,222)
Minority interest in loss (income) of subsidiary	307	(435)	(106)	(873)	(1,038)
Equity loss in unconsolidated affiliate	(594)	(210)	(879)	(1,366)	(950)

(Loss) income before cumulative effect of accounting change	(2,149)	10,947	(15,373)	(9,640)	(25,210)
Cumulative effect of accounting change(3)	—	(443)	—	—	(12,582)

Net (loss) income	$(2,149)	$10,504	$(15,373)	$(9,640)	$(37,792)

(Loss) income before cumulative effect of accounting change per share:
Basic	$(0.03)	$0.16	$(0.22)	$(0.14)	$(0.36)
Diluted	$(0.03)	$0.16	$(0.22)	$(0.14)	$(0.36)
Cumulative effect of accounting change per share:
Basic	$—	$(0.01)	$—	$—	$(0.19)
Diluted	$—	$(0.01)	$—	$—	$(0.19)
Net (loss) income per share:
Basic	$(0.03)	$0.15	$(0.22)	$(0.14)	$(0.55)
Diluted	$(0.03)	$0.15	$(0.22)	$(0.14)	$(0.55)
Weighted average number of common shares outstanding:
Basic	68,064	69,334	70,052	69,540	69,318
Diluted	68,064	69,879	70,052	69,540	69,318

	Fiscal Year Ended
	2006	2005	2004	2003	2002
		As Restated(1)	As Restated(1)	As Restated(1)	As Restated(1)
Balance Sheet Data:
Cash and cash equivalents and marketable debt securities	105,360	119,757	111,900	120,334	117,991
Working capital	116,118	128,950	123,509	115,822	112,661
Total assets	161,413	166,334	156,452	174,820	174,566
Long-term obligations	772	740	—	—	—
Total stockholders’ equity	140,965	146,275	139,419	153,053	153,732

(1)	See the “Explanatory Note” immediately preceding Part I, Item 1 and Note 2, “Restatement of Consolidated Financial Statements,” of the Notes to the Consolidated Financial Statements in this Form 10-K.
(2)	The Company recorded a $0.5 million and $5.3 million impairment charge in fiscal year 2005 and 2004, respectively, as a result of its discontinuance of CyberLite LED manufacturing and development activities.
(3)	The Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143,” in 2005 and FASB Statement No. 142, “Goodwill and Other Intangible Assets,” in 2002.

A summary of the adjustments to the Consolidated Statements of Operations for the years ended December 31, 2003 and 2002, and the Consolidated Balance Sheets as of December 25, 2004, and December 31, 2003 and 2002 is below (in thousands):

Fiscal Years Ended	2003 As previously Reported	Adjustment	2003 Restated	2002 As previously Reported	Adjustment	2002 Restated
Statement of Operations Data
Revenues:
Net product revenues	$74,883	$—	$74,883	$74,808	$—	$74,808
Research and development revenues	1,669	—	1,669	1,993	—	1,993

Total revenues	76,552	—	76,552	76,801	—	76,801
Expenses:
Cost of product revenues	59,955	1,465	61,419	57,553	1,929	59,481
Research and development—funded programs	1,823	—	1,823	3,098	—	3,098
Research and development—internal	11,701	1,313	13,014	13,093	1,607	14,700
Selling, general and administrative	10,245	(17)	10,228	9,956	2,344	12,300
Other	481	—	481	266	—	266

	84,204	2,761	86,965	83,966	5,880	89,845

Loss from operations	(7,653)	(2,761)	(10,413)	(7,165)	(5,880)	(13,044)
Other income and expense:
Interest income	2,645	—	2,645	2,820	—	2,811
Other income	199	—	199	310	—	311
Other-than-temporary impairment of Micrel common stock	—	—	—	(10,211)	—	(10,211)
Gains (losses) on sales of Micrel common stock	312	—	312	(2,626)	—	(2,626)
Foreign currency transaction losses	(114)	—	(114)	(337)	—	(337)
Interest and other expenses	(30)	—	(30)	(134)	—	(134)

	3,013	—	3,012	(10,178)	—	(10,176)

Loss before income taxes, minority interest in income of subsidiary, equity loss in unconsolidated affiliate and cumulative effect of accounting change	(4,639)	(2,761)	(7,401)	(17,341)	(5,880)	(23,222)
Tax benefit (provision)	—	—	—	—	—	—

Loss before minority interest in income of subsidiary, equity loss in unconsolidated affiliate and cumulative effect of accounting change	(4,639)	(2,761)	(7,401)	(17,341)	(5,880)	(23,222)
Minority interest in income of subsidiary	(873)	—	(873)	(1,038)	—	(1,038)
Equity loss in unconsolidated affiliate	(1,366)	—	(1,366)	(949)	—	(950)

Loss before cumulative effect of accounting change	(6,878)	(2,761)	(9,640)	(19,330)	(5,880)	(25,210)
Cumulative effect of accounting change	—	—	—	(12,582)	—	(12,582)

Net loss	$(6,878)	$(2,761)	$(9,640)	$(31,912)	$(5,880)	$(37,792)

Loss before cumulative effect of accounting change per share:
Basic	$(0.10)	$(0.04)	$(0.14)	$(0.28)	$(0.08)	$(0.36)
Diluted	$(0.10)	$(0.04)	$(0.14)	$(0.28)	$(0.08)	$(0.36)
Cumulative effect of accounting change per share:
Basic	$—	$—	$—	$(0.18)	$—	$(0.19)
Diluted	$—	$—	$—	$(0.18)	$—	$(0.19)
Net loss per share:
Basic	$(0.10)	$(0.04)	$(0.14)	$(0.46)	$(0.08)	$(0.55)
Diluted	$(0.10)	$(0.04)	$(0.14)	$(0.46)	$(0.08)	$(0.55)
Weighted average number of common shares outstanding:
Basic	69,540	—	69,540	69,318	—	69,318
Diluted	69,540	—	69,540	69,318	—	69,318

Balance Sheet Data	2004 As previously Reported	Adjustment	2004 Restated
ASSETS
Current assets:
Cash and cash equivalents	$17,816	$—	$17,816
Marketable securities, at fair value	94,084	—	94,084
Accounts receivable, net of allowance of $356,000	8,158	592	8,750
Accounts receivable from unconsolidated affiliates	931		931
Inventories	7,935	(112)	7,823
Prepaid expenses and other current assets	1,572	(108)	1,464
Optical equipment transferred to joint venture	5,786	—	5,785

Total current assets	136,282	372	136,653
Deferred tax asset	—	248	248
Property, plant & equipment	11,616	—	11,616
Other assets	7,935	—	7,935

Total assets	$155,832	$620	$156,452

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$4,715	$592	$5,307
Accounts payable from unconsolidated affiliates	1,194	—	1,194
Accrued payroll and expenses	2,549	(5)	2,544
Accrued warranty	1,030	—	1,030
Billings in excess of revenue earned	1,240	—	1,240
Accrued tax	700	—	700
Other accrued liabilities	1,437	(200)	1,237

Total current liabilities	12,865	$387	13,252
Minority interest	3,781	—	3,781
Commitments and contingencies	—	—	—
Stockholders’ equity:
Preference stock, par value $.01 per share: Authorized 3,000 shares; none issued and outstanding	—	—	—
Common stock, par value $.01 per share: Authorized 120,000,000 shares; issued 70,130,615 shares in 2004	701	—	701
Additional paid-in capital	263,461	37,528	300,989
Deferred compensation	(923)	(905)	(1,828)
Treasury stock (182,100 at cost)	(671)	—	(671)
Accumulated other comprehensive income	2,371	—	2,371
Accumulated deficit	(125,753)	(36,390)	(162,143)

Total stockholders’ equity	139,186	233	139,419

Total liabilities and stockholders’ equity	$155,832	$620	$156,452

Balance Sheet Data	2003 As previously Reported	Adjustment	2003 Restated	2002 As previously Reported	Adjustment	2002 Restated
ASSETS
Current assets:
Cash and cash equivalents	$29,145	$—	$29,145	$35,298	$—	$35,298
Marketable securities, at fair value	91,189	—	91,189	82,694	—	82,694
Accounts receivable, net of allowance of $1,200,000 in 2003 and 2002	6,771	—	6,771	6,680	—	6,680
Inventories	5,920	—	5,920	4,773	—	4,773
Prepaid expenses and other current assets	1,451	—	1,451	1,119	—	1,119

Total current assets	134,476	—	134,476	130,564	—	130,564
Property, plant & equipment	31,008	—	31,008	34,748	—	34,748
Other assets	9,336	—	9,336	8,773	—	8,773
Intangible assets, net	—	—	—	481	—	481

Total assets	$174,820	$—	$174,820	$174,566	$—	$174,566

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$10,442	$—	$10,442	$7,415	$—	$7,415
Accrued payroll and expenses	2,225	684	2,909	2,105	3,186	5,291
Accrued warranty	1,030	—	1,030	830	—	830
Unearned revenue	1,379	—	1,379	1,108	—	1,108
Other accrued liabilities	2,893	—	2,893	3,259	—	3,259

Total current liabilities	17,969	684	18,653	14,717	3,186	17,903
Minority interest	3,114	—	3,114	2,931	—	2,931
Commitments and contingencies	—	—	—	—	—	—
Stockholders’ equity:
Preference stock, par value $.01 per share: Authorized 3,000 shares; none issued and outstanding	—		—	—	—	—
Common stock, par value $.01 per share: Authorized 120,000,000 shares; issued 70,044,960 shares in 2003 and 69,391,349 shares in 2002	700	—	700	694	—	694
Additional paid-in capital	263,166	37,517	300,683	260,254	37,098	297,352
Deferred compensation	(1,422)	(3,352)	(4,774)	—	(8,196)	(8,196)
Accumulated other comprehensive income	3,214	—	3,214	1,013	—	1,013
Accumulated deficit	(111,921)	(34,849)	(146,770)	(105,043)	(32,088)	(137,130)

Total stockholders’ equity	153,737	(684)	153,053	156,918	(3,186)	153,732

Total liabilities and stockholders’ equity	$174,820	$—	$174,820	$174,566	$—	$174,566

Item 7. Management’s	Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and notes to those statements and other financial information appearing elsewhere in this Form 10-K. The following discussion contains forward looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated in the forward looking statements as a result of a number of factors, including the risks discussed in Item 1A. “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

The following discussion and analysis gives effect to the restatement described above in the “Restatement of Consolidated Financial Statements” explanatory note to this Annual Report on Form 10-K, and in Note 2 to our consolidated financial statements. For this reason, the data set forth in this section may not be comparable to discussions and data in our previously filed annual and quarterly reports.

Restatement

Background

In November 2006, in response to a derivative lawsuit filed against the Company, the Company commenced an investigation relating to its stock-based awards granting practices and accounting. Mr. James Brewington, who joined the Company’s Board of Directors in 2006 and was not affiliated with the Company during the period in question, was asked by the Board of Directors to serve on an Independent Special Committee to independently review the Company’s stock-based award granting practices during the period between 1995 and 2005, referred to as the Complaint Period. The Special Committee then engaged an independent law firm and forensic accountants to review the stock-based awards granted during the Complaint Period. The Special Committee reviewed Compensation Committee minutes, Board of Director minutes, emails, other stock-based award granting documents and spreadsheets used in allocating stock-based awards and performed interviews with current and former members of the Board of Directors, Compensation Committee members, management and employees. The Special Committee’s review included an evaluation of grant authorizations, an assessment of the appropriate measurement dates under generally accepted accounting principles and the appropriate equity pricing methodology.

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

For stock-based awards granted during the period January 1, 1995 through December 31, 2005 of the Investigation Period, the accounting principle applied under United States Generally Accepted Accounting Principles (US GAAP) was APB 25. For stock-based awards granted during the period January 1, 2006 through December 30, 2006, of the Investigation Period, we applied Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R). APB 25 prescribed that there was a compensation element in a stock option award to an employee if the option exercise price was below the fair market value of the company’s stock on the measurement date. The measurement date is the date that the number of options the employee was to receive and the option exercise price were known. We typically accounted for all stock-based awards to new hires, employees, officers and directors, through December 31, 2005 under APB 25 using the stated grant date as the measurement date. We typically issued stock options with an exercise price equal to the fair market value of our common stock on the recorded grant date, and therefore recorded no stock-based compensation expense. We recorded compensation expense for awards of restricted common shares for the fair value of the common shares on the grant date over the vesting period. We refer to the measurement date used when the stock-based award was granted during the Investigation Period as the Original Measurement Date. If, as

a result of our option review, we used a different measurement date than the Original Measurement Date to determine if there was an element of compensation expense in a stock-based award, we referred to the new measurement date as the Revised Measurement Date.

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

•

If documentation in the form of a final accounting spreadsheet contained the grantee, the number of stock option awards they were to receive and the exercise price for a significant percentage (defined as containing approximately 90% or more of the total award made to all employees and officers) of employees, the Revised Measurement Date was the date of such documentation. We used this criteria to determine the Revised Measurement Date for 1.0 million stock-based awards and to record compensation expense of approximately $5.1 million. For these 1.0 million stock-based awards the number of days between the Original Measurement Date and the Revised Measurement Date was, on average, 99 days.

•

If documentation from one of the Company’s product line general managers contained the grantee, the number of stock option awards they were to receive and the exercise price for a significant percentage of the pool for that product line division and the total pool was approved by the Board of Directors or the Compensation Committee, the Revised Measurement Date was the date of such documentation. We were unable to locate concurrent documentation of the allocation of the pool for both of our product line divisions. Therefore, we evaluated whether the evidence of the allocation of the pool for one of the product line divisions was substantially complete, as based on our process, both divisions would have been finalizing their allocation at the same time. We defined substantially complete as approximately 90% or more of the total awards for the product line division were finalized. If the evidence supporting the allocation of the pool for one of the product line divisions was substantially complete, we assumed the Revised Measurement Date was the same for both product line divisions. We used this criteria to determine the Revised Measurement Date for 2.6 million stock-based awards and to record compensation expense of approximately $10.6 million as part of the restatement. For these 2.6 million stock-based awards, the number of days between the Original Measurement Date and the Revised Measurement Date was, on average, 69 days.

•

If documentation in the form of Company records used to support the annual Form 10-K filings documented the grantee, the number of stock-based awards they were to receive and the exercise price the Revised Measurement Date was the date of the filing of the Form 10-K. We used this criteria to determine the Revised Measurement Date for 1.9 million stock-based awards and to record compensation expense of approximately $361,000 as part of the restatement. For these 1.9 million stock-based awards, the number of days between the Original Measurement Date and the Revised Measurement Date was, on average, 105 days.

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

•

If documentation in the form of a final accounting spreadsheet contained the grantee, the number of stock option awards they were to receive and the exercise price for a significant percentage (defined as containing approximately 90% or more of the total awards to employees and officers) of employees, the Revised Measurement Date was the date of such documentation. We used this criteria to determine the Revised Measurement Date for 500,000 stock-based awards and to record compensation expense of approximately $3.4 million.

•

If a Form 4 filed with the Securities and Exchange Commission documented the grantee and the number of stock-based awards they were to receive and the exercise price, the Revised Measurement Date was generally the filing date of the Form 4. We used this criteria to determine the Revised Measurement Date for 1.5 million stock-based awards and to record compensation expense of approximately $2.8 million as part of the restatement. For these 1.5 million stock-based awards, the number of days between the Original Measurement Date and the Revised Measurement Date was, on average, 66 days.

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

During the period from October 8, 1998 to September 17, 2001, we had 7 grants to officers and non-officers, excluding new hire awards. These 7 awards had exercise prices that were at or near the lowest common stock price of the Company during the 90 day period after the Original Measurement Date. For 6 of these awards representing 5.8 million stock-based awards, the grant occurred either on or within 13 days of a regularly scheduled meeting of the Board of Directors. Compensation expense of approximately $28.6 million has been recorded as part of the restatement for these 6 awards. The other award represented approximately 789,000 stock-based awards for which $1.5 million of compensation expense has been recorded as part of the restatement.

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

Sensitivity Analysis

Many of our Revised Measurement Date conclusions are dependent on the facts and circumstances of each stock-based award and the available documents. As discussed above, we used a variety of document types to determine the Revised Measurement Dates including emails, spreadsheets, minutes of Board of Director and Compensation Committee meetings, filings with the Securities and Exchange Commission and other available documents. However, because of the passage of time since the Original Measurement Dates, in many instances we did not have a definitive set of documents to determine the Revised Measurement Dates and, therefore judgment was used to determine the Revised Measurement Dates. To evaluate the results from the decision criteria we established, we performed an analysis to compare the compensation expense which resulted from selecting measurement dates based upon the methodology described above to what the compensation expense would have been had we selected alternative measurement dates. In selecting an alternative measurement date to perform this analysis, we considered whether it was possible that the actual stock-based award grant was finalized before or after the date selected as the Revised Measurement Date (the “sensitivity period”). The end of the sensitivity period is considered to be the latest possible measurement date or the “no later than date.” For example, for certain grants, we used the date a Form 4 was filed with the Securities and Exchange Commission as the Revised Measurement Date and we used the closing price of our common stock on that date in computing the compensation expense. Since the Form 4 contains all of the key information for a stock-based award, we know the criteria for determining a measurement date had been met when the Form 4 was filed. However, it is possible the grant was finalized before the Form 4 was filed. As a result, the sensitivity period for such a grant would be from the Original Measurement Date to the Revised Measurement Date.

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

•

For awards to Group B officers that the Revised Measurement Date is the same date as awards to Group A officers, the sensitivity period is from the Revised Measurement Date to the date of the Company’s next Form 10-K filing with the SEC or the date of the filing by the officer of a Form 4 with the SEC.

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

Tax Adjustments

Withholding Taxes

In addition to the stock-based compensation charges, we also have recorded payroll tax-related expense related to our stock-based awards. We have determined that numerous stock options previously classified as incentive stock options (ISO) did not meet the criteria to qualify as ISOs since they were issued in the money based on the Revised Measurement Dates. As we mistakenly believed those options were ISOs, we did not withhold and pay certain employee income and payroll taxes on their exercise. Consequently, we have recorded additional expense, along with penalties and interest, in the periods of exercise. These expenses have been reversed in the period when the statute of limitations expired. Tax-related liabilities related to the disqualification of the ISO status of stock options and withholding taxes were approximately $80,000 at December 30, 2006.

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

We intend to reimburse our employees and former employees for the additional taxes arising under Section 409A due to the exercise of certain stock options in 2006. As a result, we anticipate incurring expenses of approximately $10,000. In order to avoid future tax consequences of 409A, we anticipate executing a tender offer to repurchase options which will give rise to taxes under 409A following the filing of this Form 10-K. We estimate the aggregate cash payments to option holders under the program to be in the range of $200,000 to $500,000.

Income Taxes

Due to our net operating loss position and full valuation against our deferred tax assets, there was no income tax impact related to this restatement.

Other Adjustments

The restatement of prior year financial statements includes adjustments in 2005 and 2004 of $372,000 and $303,000, respectively, for other errors identified in those periods, however such errors were not previously recorded as we concluded the amount of such errors, both individually and in the aggregate, were not material to the consolidated financial statements of any period. These errors related to inventory reserves and incentive and other miscellaneous accruals. In preparation for the adoption of FIN 48, we performed a review of our tax attributes and made adjustments to such attributes in the appropriate period. As a result of the valuation allowance against the deferred tax assets there was no impact to the consolidated balance sheet. We corrected certain interim period statements of cash flows to reflect construction in progress accrued but not paid at the end of the period as a non-cash item. We also determined we have two reportable segments. Accordingly, we have corrected our disclosures in the notes to the Consolidated Financial Statements.

The following reflects the additional stock-based compensation expense, payroll tax expense and other adjustments recorded by us for the restatement described above (in thousands):

	Change in Stock-Based Compensation Expense Related to Restatement	Payroll Taxes	Change in Net Loss (Income) Related to Restatement of Stock-Based Compensation	Other Adjustments	Change in Net Loss (Income) Related to Restatement	Stock-Based Compensation Expense, Net of Tax, as Previously Reported	Stock-Based Compensation Expense, Net of Tax, As Restated
1995	$—	$—	$—	$—	$—	$131	$131
1996	197	—	197	—	197	67	264
1997	1,666	103	1,769	—	1,769	76	1,742
1998	1,860	37	1,897	—	1,897	67	1,927
1999	4,646	631	5,277	—	5,277	55	4,701
2000	5,834	2,442	8,276	—	8,276	55	5,889
2001	8,209	582	8,791	—	8,791	55	8,264
2002	6,489	(609)	5,880	—	5,880	—	6,489
2003	5,263	(2,502)	2,761	—	2,761	20	5,283

Cumulative Expense	34,164	684	34,848	—	34,848
2004	2,458	(614)	1,844	(303)	1,541	505	2,963
2005	749	46	795	372	1,167	1,298	2,047
2006(1)	41	4	45	—	45

	$37,412	$120	$37,532	$69	$37,601

(1)	For the period January 1, 2006 to July 1, 2006.

The cumulative impact to net (loss) income for the years ended December 31, 1995 through 2003 is reflected as an increase to additional paid-in-capital of $37.6 million, an increase of deferred compensation of $3.4 million, an increase in other accrued liabilities of $0.7 million, and an increase to accumulated deficit of $34.8 million as of January 1, 2004. The payroll tax adjustment in 2002 includes $383,000 of additional taxes resulting from the failure to withhold taxes upon the exercise of non-qualified options.

Expenses

We incurred approximately $3.7 million in costs for legal fees, external audit firm fees, and external consulting fees in the twelve months ended December 30, 2006 related to the investigation and restatement of our financial statements.

Critical Accounting Policies and Estimates

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

We believe the following critical accounting policies are most affected by our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue Recognition

We recognize revenue in accordance with Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 104, Revenue Recognition (SAB 104). SAB 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred and services rendered; (3) the price to the buyer is fixed or determinable; and (4) collectability is reasonably assured. We do not recognize revenue for products prior to customer acceptance unless we believe the product meets all customer specifications and has a history of consistently achieving customer acceptance of the product. Provisions for product returns and allowances are recorded in the same period as the related revenues. We analyze historical returns, current economic trends and changes in customer demand and acceptance of product when evaluating the adequacy of sales returns and other allowances. Certain product sales are made to distributors under agreements allowing for a limited right of return on unsold products. Sales to distributors are primarily made for sales to the distributors’ customers and not for stocking of inventory. We delay revenue recognition for our estimate of distributor claims of right of return on unsold products based upon our historical experience with our products and specific analysis of amounts subject to return based upon discussions with our distributors or their customers.

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

Inventory

We provide a reserve for estimated obsolete or unmarketable inventory based on assumptions about future demand and market conditions and our production plans. Inventories that are obsolete or slow moving are generally fully reserved as such information becomes available. Our III-V products are made to each customer’s unique specifications and are generally produced upon receipt of a customer order. The manufacturing time to make our III-V products is less than one day; accordingly our III-V inventory consists primarily of raw material, primarily gallium arsenide wafers, or finished products. The finished product may be at our facilities or at our customer’s facilities under consignment programs. Our display products are manufactured based upon production plans whose critical assumptions include non binding demand forecasts provided by our customers, lead times for raw materials, lead times for wafer foundries to perform circuit processing and yields. If a customer were to cancel an order or actual demand was lower than forecasted demand, we could not sell the excess III-V inventory and we may not be able to sell the excess display inventory and additional reserves would be required. If we were unable to sell the excess inventory, we would establish reserves to reduce the inventory to its estimated realizable value (generally zero).

Investment Valuation

We hold a minority investment in Micrel, Incorporated, a publicly traded company whose share prices may be highly volatile. We consider this investment to be “available for sale” and accordingly account for fluctuations in the value of this investment in accumulated other comprehensive income. If, however, we were to determine that the fair value of this investment had been other than temporarily impaired, we would be required to charge the loss directly to the statement of operations. This investment had a fair market value of $2.2 million at December 30, 2006, which was in excess of our carrying value at that date. The determination that a decline is other-than-temporary is subjective and influenced by many factors. When assessing a publicly-traded investment for an other-than-temporary decline in value, we consider such factors as, among other things, how significant the decline in value is as a percentage of the original cost, how long the market value of the investment has been less than its original cost, the performance of the investee’s stock price in relation to the stock price of its competitors within the industry and the market in general and analyst recommendations. We also review the financial statements of the investee to determine if the investee is experiencing financial difficulties. In the event our judgments change as to other-than-temporary declines in value, we may record an impairment loss, which could have an adverse impact on our results of operations.

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

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, we periodically review the carrying value of our long-lived assets to determine if facts and circumstances suggest that they may be impaired or that the amortization or depreciation period may need to be changed. The carrying value of a long-lived asset is considered impaired when the anticipated identifiable undiscounted cash flows from such asset are less than its carrying value. For assets that are to be held and used, impairment is measured based upon the amount by which the carrying amount of the asset exceeds its fair value. If our estimates of anticipated future cash flows or market conditions were incorrect, additional impairment charges may be required. During fiscal years 2005 and 2004, we recognized $0.5 million and $5.3 million, respectively, of impairment charges related to assets held for use or being transferred to the KoBrite joint venture and long-lived assets supporting the III-V business. We did not incur any impairment charges in 2006.

Product Warranty

We generally sell products with a limited warranty of product quality and a limited indemnification of customers against intellectual property infringement claims related to our products. We accrue for known warranty and indemnification issues if a loss is probable and can be reasonably estimated. As of December 30, 2006, we had a warranty reserve of $1.0 million, which represents the estimated liabilities for warranty claims in process, potential warranty issues customers have notified us about and an estimate based on historical failure rates. For the fiscal years 2006, 2005 and 2004, our warranty expense was approximately $0.4 million, $0.8 million, and $1.0 million, respectively. If our estimates for warranty claims are incorrect, our revenue could be overstated and profits would be negatively impacted.

Income Taxes

The Company has historically incurred domestic operating losses for book and taxable income. We establish valuation allowances if it appears more likely than not that our deferred tax assets will not be realized. These judgments are based on our projections of taxable income and the amount and timing of our tax operating loss carryforwards and other deferred tax assets. Given our federal operating tax loss carryforwards, we do not expect to pay domestic federal taxes in the near term. It is possible that we could pay domestic alternative minimum taxes and state income taxes. We are also subject to foreign taxes from our Korean subsidiary operations.

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

Our fiscal year ends on the last Saturday in December. The fiscal year ended December 31, 2005 includes 53 weeks and the fiscal years ended December 30, 2006 and December 25, 2004 each include 52 weeks. The fiscal years ended December 30, 2006, December 31, 2005 and December 25, 2004 are referred to as fiscal years 2006, 2005 and 2004, respectively, herein.

We have two principal sources of revenues: product revenues and research and development revenues. Product revenues consist of sales of our III-V products, principally gallium arsenide (“GaAs”) HBT transistor wafers, and CyberDisplay products. Research and development revenues consist primarily of development contracts with agencies of the U.S. government. Research and development revenues were $5.2 million, or 7% of total 2006 revenues, $5.0 million, or 6% of total revenues in 2005, and $2.1 million, or 2% of total revenues in 2004.

In the fourth quarter of 2004, we entered into a joint venture, KoBrite Corp (KoBrite), with a Taiwanese-based light emitting diode (LED) manufacturer, Kopin Taiwan Corporation (a Taiwanese-based III-V manufacturer), and financial investors, in which we agreed to transfer our CyberLite™ LED technology and production know-how and $3.0 million of cash for a 23% interest in KoBrite. Subsequent to its formation, KoBrite entered into agreements with us to purchase certain equipment and have us perform research and training activities with KoBrite employees until KoBrite’s facilities were constructed and ready to receive the equipment. Under the agreements, KoBrite agreed to pay us an estimated net $5.8 million for the equipment and $1.7 million for research and training activities and reimbursement for costs incurred in the transfer of the equipment. In the year ended December 31, 2005, we had received the approximately $5.8 million for the equipment. In the years ended December 30, 2006 and December 31, 2005, we received approximately $0.8 and $0.7 million respectively, for the research and training activities. We have discontinued manufacturing and development efforts for CyberLite LEDs. We retain the right to market KoBrite’s LEDs in the United States and to certain Japanese customers. For the fiscal years 2006, 2005 and 2004, our CyberLite LED revenues, including product sales and research and development revenues were $0.8 million, $1.3 million and $2.3 million, respectively.

Kowon, our Korean subsidiary and one of our reportable segments, provides back-end packaging services related to our CyberDisplay products to us as well as selling displays to other customers.

Fiscal Year 2006 Compared to Fiscal Year 2005

Revenues. Our revenues, which include product sales and amounts earned from research and development contracts, for fiscal years 2006 and 2005, were as follows:

Revenues	2006	2005
III-V	$43.9	$42.7
CyberDisplay	27.2	47.6

Total	$71.1	$90.3

The increase in our III-V revenues resulted from a net increase in unit demand for our HBT transistor wafers from customers that use them in wireless handset applications, which was partially off set by price declines of our HBT products and a decline in our CyberLite revenues, which were $0.8 million and $1.3 million for the years ended 2006 and 2005, respectively. Our CyberLite revenues declined because we transferred the product line to the KoBrite joint venture discussed above. The decrease in display revenues in fiscal year 2006 compared to fiscal year 2005 resulted from a decline in sales of our CyberDisplay products to customers that use them for camcorder applications partially offset by an increase in military application sales. For 2006 we had anticipated that sales or our displays to customers who buy our displays for camcorder applications would decrease as compared to the prior year but this would be partially offset by an increase in sales to customers who purchased our displays for military applications as compared to the prior year. Although the sales of our displays to customers for camcorder applications did decline in 2006, shipments of our displays to customers for military applications occurred sporadically during the year as our customers worked to get their products qualified with the U.S. military and therefore sales of our products for military applications was lower than we anticipated. In addition, sales of our displays for use in consumer electronic applications were lower than in 2005. Display sales for consumer and military applications for 2006 and 2005 were as follows:

CyberDisplay Revenues by Category	2006	2005
Consumer Electronic Applications	$9.0	$31.6
Military Application	11.3	10.0
Eyewear Application	3.3	1.8
Research & Development	3.6	4.2

Total	$27.2	$47.6

Revenues of our Korean subsidiary, Kowon, are included in CyberDisplay revenues and declined from $26.3 million in 2005 to $8.9 million in 2006. Kowon’s sales are primarily to us and Samsung Electronics for camcorder applications and declined as a result of lesser demand from camcorder customers. Kowon’s sales to us for 2006 and 2005 were $2.9 million and $12.0 million, respectively.

Based on current discussions with our customers and certain contractual obligations, we expect the prices of certain of our products to decline in fiscal year 2007 and 2008. We anticipate the average selling price of our HBT transistor wafers and display products sold to customers for consumer electronics applications will decline approximately 5% to 10% during fiscal year 2008 relative to 2007 and 2006. The overall increase or decrease in the average sales price of our display will be dependent on the sales mix of commercial and military display sales.

During fiscal year 2006, we acquired metal organic chemical vapor deposition (MOCVD) reactors, which can produce our HBT products on either four or six inch gallium arsenide (GaAs) wafers. However, we acquired the reactors primarily for their ability to process six inch GaAs wafers. We currently have other reactors which also can manufacture HBTs using either four or six inch GaAs wafers and we sell HBT products on both four and six inch GaAs wafers. We believe the industry will migrate to six inch wafers over the next several years. Our largest customer, who accounted for approximately 49% of our 2006 total revenues (see Item 1A, “Risk Factors” for explanation of percent of revenue calculation), purchases our HBT products on four inch GaAs wafers and we expect this customer will migrate to using six inch GaAs wafers in its manufacturing process. If we are unable to get the new reactors and our other reactors qualified by our largest and other customers or if we are able to get the reactor qualified but can not manufacture the quantity our customers require or can not manufacture on six inch GaAs wafers in a cost effective manner, our revenues and results of operations could decline significantly.

Our Purchase and Supply Agreement with our largest HBT transistor wafer customer, who accounted for approximately 49% of our 2006 total revenues, terminates in July 2008. We are currently renegotiating this agreement; however, if we are unable to renew this agreement or we renew it on less favorable terms our revenue and results of operations may decline.

International sales represented 35%, 44% and 50% of revenues for fiscal years 2006, 2005 and 2004, respectively. The decrease in international sales is primarily attributable to increase in domestic sales of our HBT products and military sales of our display products and a decrease in our international CyberDisplay sales for camcorder applications and our CyberLite LED sales. International sales are primarily sales of CyberDisplay products to consumer electronic manufacturers primarily located in Japan, Korea and China and CyberLite LED sales to Japan and China. Our international sales are primarily denominated in U.S. currency. Consequently, a strengthening of the U.S. dollar could increase the price in local currencies of our products in foreign markets and make our products relatively more expensive than competitors’ products that are denominated in local currencies, leading to a reduction in sales or profitability in those foreign markets. In addition, sales of our CyberDisplay products in Korea are transacted through our Korean subsidiary, Kowon Technology Co., LTD. Kowon’s sales are primarily denominated in U.S. dollars. However, Kowon’s local operating costs are primarily denominated in Korean won. Kowon also holds U.S. dollars in order to pay various expenses. As a result, our financial position and results of operations are subject to exchange rate fluctuation in transactional and functional currency. We have not taken any protective measures against exchange rate fluctuations, such as purchasing hedging instruments with respect to such fluctuations, because of the historically stable exchange rate between the Japanese yen, Korean won and the U.S. dollar.

Cost of Product Revenues.

	2006	2005
Cost of product revenue (in millions)	$49.3	$55.0
Cost of product revenue as a % of revenues	74.7%	64.4%

Cost of product revenues, which is comprised of materials, labor and manufacturing overhead related to our products, decreased approximately $5.6 million or 10% from 2005 to 2006. Cost of sales of CyberLite products for fiscal year was $1.0 million for fiscal year 2005. Our gross margin is affected by sales price declines of our products, changes in raw material prices, unit volume of sales, manufacturing efficiencies and the mix of products sold. As discussed above our sales prices historically decline on an annual basis. Our strategy to offset the impact of the sales price declines has been to increase the unit volume of sales, improve manufacturing efficiencies and increase the sales of products which have higher margins, specifically military products. Our overhead costs and, to a lesser extent, our labor costs are normally stable and do not fluctuate significantly during a three or twelve month period. Essentially, we consider labor and overhead costs to be fixed in nature over the short term and therefore profitability is based on the amount of variable margin we can generate to cover these fixed costs. Variable margin is the product of the number of units sold and the difference between a unit’s selling price and its material cost. Gross margins declined in 2006, as compared to 2005, because of a decline in the average unit selling prices of our III-V and display products as compared to 2005 and the impact of the decline in display unit sales in 2006, while the costs of labor and overhead remained approximately the same as 2005. In addition, 2006 cost of product revenues includes approximately $0.3 million in stock compensation expense resulting from our adoption of SFAS 123R.

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

As we discussed above, we expect the sales prices of our products to decline in the future. In addition, we installed a new manufacturing line for our displays and new MOCVD reactors to manufacture our HBT products. These capital equipment investments will increase our depreciation expense by approximately $2.2 million in 2008. If we are unable to sell higher margin products, primarily displays for military applications, reduce raw material cost or increase manufacturing efficiencies to offset the effects of lower sales price and higher depreciation expense our gross margins will decline.

Research and Development. Research and development expenses or R&D are incurred in support of internal display and III-V product development programs or programs funded by agencies of the U.S. government and commercial partners. Research and development costs include staffing, purchases of materials and laboratory supplies, circuit design costs, fabrication and packaging of display products, and overhead. 2006 R&D expense also includes approximately $0.1 million in stock compensation expense resulting from our adoption of SFAS 123R. For fiscal years 2006 and 2005, R&D expense was as follows (in millions):

Research and development expense	2006	2005
Funded	$4.9	$6.5
Internal	5.3	5.8

Total	$10.2	$12.3

Funded R&D expense decreased in 2006 as compared to the prior year primarily because of the discontinuance of light emitting diode research in 2005 which was partially offset by an increase in R&D expenses for military programs. For fiscal 2005 funded R&D included $2.0 million to support the KoBrite joint venture.

Internal research and development expenses were $5.3 million in fiscal year 2006 compared to $5.8 million for fiscal year 2005. The decrease in internal research and development expenses was primarily attributed to the lower development cost for our CyberLite products offset by development efforts for III-V and display products. During fiscal year 2005, we spent approximately $0.1 million, including allocated overhead, on CyberLite LED research and development costs.

Selling, General and Administrative. Selling, general and administrative (S,G&A) expenses consist of the expenses incurred by our sales and marketing personnel and related expenses, and administrative and general corporate expenses. S,G&A expenses were $19.3 million in fiscal year 2006 and $14.1 million for fiscal year 2005. The increase in S,G&A expenses is attributable to increases of approximately $3.7 million for professional fees associated with the stock option practice investigation, $0.8 million for stock based compensation expense associated with the vesting of restricted stock awards and $0.4 million for recurring professional fees. Included in the fiscal year 2006 stock compensation expense is approximately $1.3 million in stock compensation expense resulting from our adoption of SFAS 123R.

In fiscal years 2006 and 2005, we issued 596,750 and 607,500 restricted stock awards, respectively, to certain of our employees. Each award requires the employee to fulfill certain obligations including continued employment with us for periods of either two or four years (the “Restriction Period”). In connection with the issuance of the awards, we recorded deferred compensation expenses of $2.0 million and $2.9 million for 2006 and 2005, respectively, which are amortized over the Restriction Period, or earlier if the vesting accelerates due to meeting performance conditions. Included in S,G&A expenses for fiscal year 2006 and 2005 was non-cash amortization expense of $0.6 million and $1.3 million, respectively.

Impairment Charge. In fiscal year 2005, as part of discontinuing our CyberLite LED product line, we terminated the employment of approximately 40 employees and also recorded an additional impairment charge of $0.5 million.

Other Income and Expense, Net. Other income and expense, net was income of $5.6 million for fiscal year 2006 compared to income of $3.3 million for 2005. Other income and expense, net includes interest and miscellaneous income of $5.3 million, $1.2 million of gain on the sale of Micrel stock, $0.8 million of foreign exchange losses and $0.1 million of miscellaneous bank fees and other expense for fiscal year 2006. For fiscal year 2005, other income and expense, net also includes interest and miscellaneous income of $3.7 million, $0.2 million of foreign exchange losses and $0.1 million of miscellaneous bank fees and other expense.

Equity losses in unconsolidated affiliates consist of our approximate 25% share of the losses of KoBrite totaling $0.6 million in 2006 and $0.2 million in 2005.

Minority interest in (loss) income of subsidiary. We own approximately 73% of the equity of Kowon Technology Co. Ltd. (Kowon). Minority interest on the Consolidated Statement of Operations represents the portion of the results of operations of Kowon which is allocated to the shareholders of the approximately 27% of Kowon not owned by us. The change in the Minority Interest is the result of the change in the results of operations of Kowon.

Tax (provision) benefit. The benefit for income taxes for fiscal year 2006 represents the expiration of tax contingencies of $0.3 million, a tax benefit from a loss carryback of $0.5 million offset by alternative minimum taxes of $0.1 million and the write-off of deferred tax assets of $0.4 million. The fiscal year 2005 provision for taxes represents the expiration of tax contingencies of $0.4 million partially offset by alternative minimum taxes of $0.2 million and foreign taxes owed of $0.5 million.

Cumulative effect of accounting change. As of December 31, 2005, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 47 (FIN 47) “Accounting for Conditional Asset Retirement Obligations—an interpretation of Statement of Financial Accounting Standards No. 143”. This interpretation clarifies the timing of liability recognition for legal obligations associated with an assets retirement when the timing and or method of settling the obligation are conditional on a future event that may or may not be within the control of the entity. The impact of adopting FIN 47 was to record a cumulative effect of accounting change charge of $0.4 million to recognize the accumulated depreciation as of the date of adoption related to the obligation for restoration of facilities leased by the Company. Total obligations as of December 30, 2006 are estimated to be $0.8 million.

Fiscal Year 2005 Compared to Fiscal Year 2004

Revenues. Our revenues for fiscal years 2005 and 2004 were as follows:

Revenues	2005	2004
III-V	$42.7	$38.2
CyberDisplays	47.6	49.1

Total	$90.3	$87.3

The increase in III-V revenues resulted from an increase in demand for our HBT transistor wafers from customers that use them in wireless handset applications. The increase in demand for our HBT transistor wafers was offset by a reduction in our CyberLite revenues, which were $0.7 million and $2.3 million, for the years ended 2005 and 2004, respectively. The decrease in display revenues, which include both product and research and development contract revenue, in fiscal year 2005 compared to fiscal year 2004 resulted from a decline in sales of our CyberDisplay products to customers that use them for camcorder applications, partially offset by an increase in military application sales.

Revenues of our Korean subsidiary, Kowon, are included in CyberDisplay revenues and declined from $30.6 million in 2004 to $26.3 million in 2005. Kowon’s sales are primarily to us and Samsung Electronics. Kowon’s revenues declined because of lower sales prices and lower demand from camcorder customers. Kowon’s sales to us for 2005 and 2004 were $12.0 million and $5.0 million, respectively.

International sales represented 44% and 50% of product revenues for fiscal years 2005 and 2004, respectively. The decrease in international sales is primarily attributable to increase in domestic sales of our HBT products and military sales of our display products and a decrease in our international CyberDisplay sales for camcorder applications and our CyberLite LED sales. International sales are primarily sales of CyberDisplay products to consumer electronic manufacturers primarily located in Japan, Korea and China and CyberLite LED sales to Japan. Our international sales are primarily denominated in U.S. currency. Consequently, a strengthening of the U.S. dollar could increase the price in local currencies of our products in foreign markets and make our products relatively more expensive than competitors’ products that are denominated in local currencies, leading to a reduction in sales or profitability in those foreign markets. In addition, sales of our CyberDisplay products in Korea are transacted through our Korean subsidiary Kowon Technology Co., LTD. Kowon’s sales are primarily denominated in U.S. dollars. However, Kowon’s local operating costs are primarily denominated in Korean won. Kowon also holds U.S. dollars in order to pay various expenses. As a result, our financial position and results of operations are subject to exchange rate fluctuation in transactional and functional currency. We have not taken any protective measures against exchange rate fluctuations, such as purchasing hedging instruments with respect to such fluctuations, because of the historically stable exchange rate between the Japanese yen, Korean won and the U.S. dollar.

Cost of Product Revenues.

	2005	2004
Cost of product revenue (in millions)	$55.0	$73.2
Cost of product revenue as a % of revenues	64.4%	85.9%

Cost of product revenues, which is comprised of materials, labor and manufacturing overhead related to our products, decreased approximately $18.3 million or 25% from 2004 to 2005. The decrease in cost of product revenues as a percentage of product sales primarily resulted from an improvement in manufacturing yields, a reduction in cost of sales of our optical product line as a result of the transfer of the optical assets to the KoBrite joint venture, lower costs for certain raw materials, and $0.7 million from the sale of inventory previously written off. Yield improvements were driven by improved efficiencies from higher volumes and favorable sales mix. Cost of sales of CyberLite products for fiscal year 2005 was $1.0 million versus $6.8 million for fiscal year 2004. The decrease was due to the sale of certain CyberLite LED assets to the KoBrite joint venture and the discontinuation of the use of the remaining CyberLite LED assets, including equipment. Gross margin percentage was further increased because of higher military sales, which have higher margins, and a reduction in depreciation expense of approximately $2.2 million.

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

Internal research and development expenses were $5.8 million in fiscal year 2005 compared to $12.7 million for fiscal year 2004. The decrease in internal research and development expenses was primarily attributed to the lower development cost for our CyberLite products offset by development efforts for III-V and display products. During fiscal year 2005 and 2004, we spent approximately $0.1 million and $6.2 million, respectively, including allocated overhead, on CyberLite LED research and development costs.

Selling, General and Administrative. Selling, general and administrative (S,G&A) expenses consist of the expenses incurred by our sales and marketing personnel and related expenses, and administrative and general corporate expenses. S,G&A expenses were $14.1 million in fiscal year 2005 and $10.2 million for fiscal year 2004. The increase in S,G&A expenses is attributable to an increase of approximately $3.0 million of deferred stock compensation associated with the vesting of restricted stock awards, $0.4 million for professional fees and $0.3 million for reimbursement to KoBrite for equipment damaged in transit to KoBrite facilities. Further affecting the comparison between 2005 and 2004 was that in 2004 we recorded credits of $0.9 million to bad debt expense as a result of improved credit profile of our receivables and $3.5 million for the reversal of accruals for withholding taxes.

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

Impairment Charge. In connection with the KoBrite joint venture agreement discussed above, we entered into an agreement to transfer certain assets of its CyberLite LED product line and discontinued the use of the remaining CyberLite LED product line assets. As a result of these actions we recorded a charge of approximately $2.1 million in the fourth quarter of fiscal year 2004 to reduce the equipment to its estimated fair value of $5.8 million. In addition, because the CyberLite LED product line assets were operated in a facility with some of the HBT transistor product line assets, the facility assets (primarily leasehold improvements) were grouped with all HBT product line assets and evaluated for future recovery based on the cash flows anticipated to be generated by the HBT product line assets. Based on this evaluation, we recorded a $3.2 million impairment charge to reduce the HBT product line assets to their estimated fair value. The $2.1 million equipment write-down and the $3.2 million impairment charge are shown as a $5.3 million impairment charge in the 2004 statement of operations. In fiscal year 2005, as part of discontinuing our CyberLite LED product line, we terminated the employment of approximately 40 employees and also recorded an additional impairment charge of $0.5 million.

Other Income and Expense, Net. Other income and expense, net was income of $3.3 million for fiscal year 2005 compared to income of $1.9 million for 2004. Other income and expense, net includes interest and miscellaneous income of $3.7 million, $0.2 million of foreign exchange losses and $0.1 million of miscellaneous bank fees and other expense for fiscal year 2005. For fiscal year 2004, other income and expense, net includes interest and miscellaneous income of $3.0 million, $1.0 million of foreign exchange losses and $0.1 million of miscellaneous bank fees and other expense.

Equity losses in unconsolidated affiliates includes our approximate 23% share of the losses of KoBrite totaling $0.2 million in 2005 and our approximate 40% share of the losses of Kopin Taiwan Corporation of $0.9 million in 2004.

Minority interest in (loss) income of subsidiary. We own approximately 73% of the equity of Kowon Technology Co. Ltd. (Kowon). Minority interest on the Consolidated Statement of Operations represents the portion of the results of operations of Kowon which is allocated to the shareholders of the approximately 27% of Kowon not owned by us. The change in the Minority Interest is the result of the change in the results of operations of Kowon.

Tax (provision) benefit. The provision for taxes for fiscal year ended 2005 represents the expiration of tax contingencies of $0.4 million partially offset by alternative minimum taxes owed to U.S. federal and state taxing authorities of $0.2 million and foreign taxes on the income of our subsidiary Kowon of $0.5 million. The benefit for income taxes for fiscal year ended 2004 represents the expiration of tax contingencies of $0.3 million partially offset by foreign taxes on the income of our subsidiary Kowon $0.1 million.

Cumulative effect of accounting change. As of December 31, 2005, the Company adopted FIN 47. The impact of adopting FIN 47 was to record a cumulative effect of accounting change charge of $0.4 million to recognize the accumulated depreciation as of the date of adoption related to the obligation for restoration of facilities leased by the Company. Total obligations as of December 31, 2005 are estimated to be $0.7 million.

Liquidity and Capital Resources

We have financed our operations primarily through public and private placements of our equity securities, research and development contract revenues, and sales of our III-V and CyberDisplay products. In November 2001, we filed a registration statement using a “shelf” registration process that allowed us to offer shares of common stock or debt securities, the aggregate total of which will not exceed $150.0 million. Under the shelf registration statement, we issued an aggregate of 3,000,000 shares for an aggregate of $42.0 million under this registration statement. The shelf registration statement has expired and no further securities may be issued pursuant to it. We believe our available cash resources will support our operations and capital needs for at least the next twelve months.

As of December 30, 2006, we had cash and equivalents and marketable securities of $105.4 million and working capital of $116.3 million compared to $119.8 million and $129.0 million, respectively, as of December 31, 2005. The decrease in cash and equivalents and marketable securities was primarily due to cash provided by operating activities of $0.6 million, proceeds from the sale of investments of $3.0 million and proceeds from the exercise of stock options of $0.5 million, offset by capital expenditures of $7.8 million, additional investments in equity and cost basis affiliates (KoBrite, Kenet and AWSC) totaling $5.0 million and repurchases of our common stock of approximately $7.3 million.

As of September 29, 2007, we had cash and equivalents and marketable securities of $94.1 million and working capital of $109.2 million compared to $105.4 million and $116.3 million, respectively, as of December 30, 2006. The decrease in cash and equivalents and marketable securities was primarily due to cash used in operating activities of $5.7 million, capital expenditures of $5.7 million, additional investments Kowon of $1.0 million offset by proceeds from the exercise of stock options of $0.3 million and the effect of exchange rates on cash of $.3 million.

In December 2005, we amended a purchase and supply agreement with a significant HBT customer that now expires in July 2008, excluding a last time buy option contained in the agreement. Under the terms of this agreement, we have agreed to maintain capacity levels for manufacturing HBT wafers and we committed to a pricing schedule under certain circumstances. The agreement also requires us to give prior notice if we exit our HBT product line. In consideration for this agreement, the customer agreed to source 100% of its HBT wafer needs from us subject to the customer’s right to source HBT wafers from other sources if we are unable to meet their requirements under certain circumstances. We agreed that failure to meet our supply obligations under the agreement would allow our customer to obtain court ordered specific performance and if we do not perform we could then be liable for monetary damages up to a maximum of $45 million.

We lease facilities located in Taunton and Westborough, Massachusetts, and Scotts Valley, California, under non-cancelable operating leases. We have two Taunton facilities, one whose lease expires in 2010 and the other in 2012. The Taunton lease expires in 2010 and may be extended twice for individual 10 year terms. The Westborough and Scotts Valley leases expire in 2012.

We expect to expend between $5.0 and $9.0 million on capital expenditures over the next twelve months, primarily for the acquisition of equipment to increase capacity in our III-V product line and implement the 8” production line for our CyberDisplay products.

On October 9, 2002, we authorized the repurchase of up to $15.0 million of our common stock over a two year period. Through September 23, 2004, we repurchased 103,200 shares of our common stock under this program for $378,319, an average of $3.67 per share. Subsequently, our Board of Directors authorized an extension of this stock repurchase program for up to $14,621,682 of our common stock through October 2006. In fiscal year 2006, under this program, we repurchased 1,670,000 shares of our common stock for $6,933,899, an average of $4.15 per share. The total of our repurchased shares, under this program, as of December 30, 2006 is 3,563,200 shares for $14,275,139, an average of $4.01 per share.

As of December 30, 2006, we had substantial tax loss carry-forwards, which may be used to offset future federal taxable income. We may be subject to alternative minimum taxes, foreign taxes and state income taxes depending on our taxable income and sources of taxable income.

Recent Accounting Pronouncements

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 151, “Inventory Costs”. SFAS No. 151 requires abnormal amounts of inventory costs related to idle facility, freight handling and wasted material expenses to be recognized as current period charges. Additionally, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The adoption did not have a material impact on our results of operations and financial condition.

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), which requires the recognition of compensation cost for all share-based payments (including employee stock options) at fair value. The Company adopted SFAS No.123R using the modified prospective application transition method. Under this method, compensation cost is recognized for the unvested portion of share-based payments granted before December 31, 2005 and all share-based payments granted subsequent to December 31, 2005 over the related vesting period. Prior to January 1, 2006, the Company applied the intrinsic values based method prescribed in the Accounting Principle Board Opinion No. 25 in accounting for employee stock-based compensation. Prior period results have not been restated as a result of this change. Due to the adoption of SFAS No. 123R, the Company results from continuing operations for fiscal year 2006 include incremental share-based compensation expense totaling $1.8 million. As such, basic and fully diluted earnings per share from continuing operations were impacted by $0.03.

On November 10, 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. FAS 123R-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards”. The Company elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS No. 123R in the fourth quarter of fiscal 2006. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are fully vested and outstanding upon adoption of SFAS No. 123R. The adoption did not have a material impact on our consolidated results of operations and financial condition.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination. If the tax position is deemed more-likely-than-not to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. The Company adopted FIN 48 on January 1, 2007. The adoption of FIN 48 did not have a material impact on our consolidated results of operations or financial condition.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which enhances existing guidance for measuring assets and liabilities at fair value. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. SFAS No. 157 is effective for the Company’s fiscal year beginning December 30, 2008. We are currently assessing the impact, if any, that SFAS No. 157 will have on the results of our operations, financial position or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits an entity to choose, at specified election dates, to measure eligible financial instruments and certain other items at fair value that are not currently required to be measured at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those financial years. At the effective date, an entity may elect the fair value option for eligible items that exist at that date. The entity shall report the effect of the first remeasurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. We are currently evaluating the impacts and disclosures of this standard, but would not expect SFAS No. 159 to have a material impact on our consolidated results of operations or financial condition.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”. SFAS No. 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for the Company on December 28, 2008, except for the presentation and disclosure requirements which will be applied retrospectively for all periods presented.

Also in December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. SFAS No. 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. It requires acquisition-related costs and restructuring costs that the acquirer expects but is not obligated to incur to be recognized separately from the acquisition. SFAS No. 141(R) modifies the criteria for the recognition of contingencies as of the acquisition date. It also provides guidance on subsequent accounting for acquired contingencies. SFAS No. 141(R) is effective for business acquisitions for which the acquisition date is on or after December 28, 2008. We may not apply it before that date. SFAS 141(R) will not impact our accounting for prior acquisitions.

Seasonality

The markets we sell into are traditionally seasonal and we would expect that as our business matures, our third quarter would be our strongest sales quarter followed by our second quarter then our fourth quarter and our first quarter would be our lowest sales quarter.

Inflation

We do not believe our operations have been materially affected by inflationary forces.

Contractual Obligations

The following is a summary of our contractual payment obligations for operating leases as of December 30, 2006:

Contractual Obligations	Total	Less than 1 year	1-3 Years	3-5 years	More than 5 years
Operating Lease Obligations	$6,631,636	$1,264,130	$2,731,549	$2,133,442	$502,515

Item 7A. Quantitative	and Qualitative Disclosures About Market Risk

We invest our excess cash in high-quality government, government-backed and corporate debt instruments, which bear lower levels of relative risk. We believe that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations, and cash flows should not be material to our cash flows or income. It is possible that interest rate movements would increase our unrecognized gain or loss on interest rate securities. Included in other assets is an equity investment in Micrel, Incorporated (Micrel) totaling approximately $2.2 million which is subject to changes in value because of either specific operating issues at Micrel or overall changes in the stock market. We are exposed to changes in foreign currency exchange rates primarily through our translation of our foreign subsidiary’s financial position, results of operations, and transaction gains and losses as a result of non-U.S. dollar denominated cash flows related to business activities in Asia, and remeasurement of United States dollars to the functional currency of our Kowon subsidiary. We do not currently hedge our foreign currency exchange rate risk. We estimate that any market risk associated with our international operations in unlikely to have a material adverse effect on our business, financial condition or results of operation. Our portfolio of marketable debt securities is subject to interest rate risk although our intent is to hold securities until maturity. The credit rating of our investments may be affected by the underlying financial health of the guarantors of our investments. We use gallium arsenide and silicon wafers and demand is expected to grow due to new technologies such as solar cells. We do not enter into forward or futures hedging contracts.

Item 8. Financial	Statements and Supplementary Data

The financial statements required by this Item are included in this Report on pages 88 through 133 Reference is made to Item 15 of this Report.

Item 9. Changes	in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A. Controls	and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of the end of the period covered by this report.

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

The evaluation of our Disclosure Controls included a review of the controls’ objectives and design, our implementation of the controls and the effect of the controls on the information generated for use in this Form 10-K. During the course of our evaluation of our internal control over financial reporting, we advised the Audit Committee of our Board of Directors that we had identified material weaknesses as defined under standards established by the Public Company Accounting Oversight Board (United States). A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses we identified are discussed in “Management’s Report on Internal Control Over Financial Reporting” below. A significant deficiency is defined as a control deficiency, or combination of deficiencies, that adversely affects our ability to initiate, authorize, record, process or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of our financial statements that is more than inconsequential will not be prevented or detected. Our Chief Executive Officer and Chief Financial Officer have concluded that as a result of the material weaknesses, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were not effective.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Our management assessed the effectiveness of our internal control over financial reporting as of December 30, 2006, based on the criteria outlined in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based on our assessment, we identified the following material weaknesses in our internal control over financial reporting as of December 30, 2006. The nature of each of these material weaknesses in our internal control over financial reporting is described below along with the actual or potential effects on our financial statements as issued during the existence of the material weakness.

Inadequate resources and technical accounting expertise. The Company’s resources and level of technical accounting expertise within the accounting function were insufficient to properly evaluate and account for non-routine or complex transactions. Consequently, the Company’s controls over the selection and application of accounting policies in accordance with generally accepted accounting principles were inadequate and constitute a material weakness in the design of internal control over financial reporting.

Inadequate controls over the accounting for stock-based compensation. The Company did not have effective controls and procedures designed to provide reasonable assurance that stock-based compensation related to grants of stock-based awards was accurately and properly recorded in the general ledger and financial statements. As a result of this material weakness, material adjustments were necessary to present the accompanying consolidated financial statements in accordance with generally accepted accounting principles. These adjustments had the effect of materially increasing stock-based compensation and decreasing additional paid-in capital.

Because of the material weaknesses described above, management concluded that, as of December 30, 2006, our internal control over financial reporting was not effective based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on management’s assessment of our internal control over financial reporting. This report appears below.

Remediation Plan for Material Weaknesses in Internal Control over Financial Reporting

As noted in “Management’s Report on Internal Control Over Financial Reporting” above, management has concluded that we lacked sufficient technical accounting personnel possessing competencies commensurate with our financial reporting requirements, which constitutes a material weakness in our internal control over financial reporting. In response to this condition, first noted in 2004, we have recruited additional experienced accounting professionals and increased the levels of training for our accounting staff. We are evaluating the effectiveness of the steps taken and the need for additional resources. We anticipate that we will report that this material weakness described above continues to exist in each of our fiscal year 2007 Quarterly Reports on Form 10-Q. We also concluded that we lacked sufficient internal controls and procedures to provide reasonable assurance that stock-based compensation related to grants of stock options was accurately and properly recorded in our general ledger and financial statements. As noted above it is no longer our practice to issue stock options; however, the Company may do so in the future. In addition, we currently issue restricted stock awards. In the fourth quarter of 2006, the Company implemented new policies and procedures for the issuance of stock-based awards. We believe with the adoption of these policies and procedures our internal controls and procedures should provide reasonable assurance that stock-based compensation related to grants of restricted stock are accurately recorded in our general ledger and financial statements. We will evaluate whether the controls implemented as part of our restricted stock award program are sufficient for the issuance of stock option awards.

Changes in Internal Control Over Financial Reporting

Except for changes made to our internal controls, as discussed herein, in preparation for our management report on internal control over financial reporting, particularly additional controls over our issuance of stock-based awards, no significant changes were made to our internal controls during our most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Kopin Corporation

Taunton, Massachusetts

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Kopin Corporation and subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of December 30, 2006, because of the effect of the material weaknesses identified in management’s assessment based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment:

Inadequate resources and technical accounting expertise. The Company’s resources and level of technical accounting expertise within the accounting function were insufficient to properly evaluate and account for non-routine or complex transactions. Consequently, the Company’s controls over the selection and application of accounting policies in accordance with generally accepted accounting principles were inadequate and constitute a material weakness in the design of internal control over financial reporting.

Inadequate controls over the accounting for stock-based compensation. The Company did not have effective controls and procedures designed to provide reasonable assurance that stock-based compensation related to grants of stock-based awards was accurately and properly recorded in the general ledger and financial statements. As a result of this material weakness, material adjustments were necessary to present the accompanying consolidated financial statements in accordance with generally accepted accounting principles. These adjustments had the effect of materially increasing stock-based compensation and decreasing additional paid-in capital.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedule as of and for the year ended December 30, 2006 of the Company and this report does not affect our report on such financial statements and financial statement schedule.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of December 30, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 30, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 30, 2006, of the Company and our report dated March 17, 2008 expressed an unqualified opinion on those financial statements and financial statement schedule and included explanatory paragraphs relating to the adoption of Statement of Financial Accounting Standard No. 123(R), “Share-Based Payment,” discussed in Note 1 and the restatement of the Company’s consolidated financial statements discussed in Note 2.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts

March 17, 2008

Item 9B.

None

Part III

Item 10.	Directors and Executive Officers of the Registrant

(a) Directors. Set forth below are the name and age of each Director and certain executive officers of the Company at December 29, 2007. The Director position is elected annually.

Name	Age	Served as Director Since	Position and Offices with the Company
John C.C. Fan	63	1984	President, Chief Executive Officer, Director and Chairman of the Board
James K. Brewington	63	2006	Director
David E. Brook	66	1984	Secretary and Director
Andrew H. Chapman	52	1985	Director
Morton Collins	71	1985	Director
Chi Chia Hsieh	62	1995	Director
Michael J. Landine	54	2003	Director
Richard A. Sneider	47	n/a	Treasurer and Chief Financial Officer
Bor-Yeu Tsaur	51	n/a	Executive Vice President—Display Operations
Hong Choi	56	n/a	Chief Technology Officer and Vice President
Daily S. Hill	50	n/a	Senior Vice President—Gallium Arsenide Operations
Michael Presz	53	n/a	Vice President—Government Programs and Special Projects

The following table provides membership information for 2006 for each of the committees:

Name	Audit	Compensation	Corporate Governance and Nominating
John C.C. Fan
James K. Brewington
David E. Brook			X
Andrew H. Chapman	X	X
Morton Collins	X	X
Chi Chia Hsieh			X
Michael J. Landine	X

Background of Directors and Certain Officers

John C.C. Fan, President, Chief Executive Officer, Chairman of the Board. Dr. Fan has served as Chief Executive Officer and Chairman of the Board since the Company’s organization in April 1984. He has also served as President of the Company since July 1990. Prior to July 1985, Dr. Fan was Associate Leader of the Electronic Materials Group at MIT Lincoln Laboratory. Dr. Fan is the author of numerous patents and scientific publications. Dr. Fan received a Ph.D. in Applied Physics from Harvard University.

James K. Brewington, Director. Mr. Brewington has served as a Director of the Company since 2006. Mr. Brewington retired as President of Developing Markets at Lucent Technologies in 2007. Prior to heading Lucent’s Developing Markets group, Mr. Brewington served as president of the company’s Mobility Solutions Group, where he was responsible for all wireless infrastructure for the mobility segment, including global wireless development and product architecture, project management, and business and product management. He began his career at AT&T in 1968, and over the ensuing years he has held various executive management positions in the telecommunications industry, including overseeing Bell Telephone Wireless Laboratories.

David E. Brook, Secretary and Director. Mr. Brook has served as a Director since 1984. Mr. Brook is a founder and principal of the intellectual property law firm of Hamilton, Brook, Smith & Reynolds P.C. in Concord, Massachusetts.

Andrew H. Chapman, Director. Mr. Chapman has served as a Director of the Company since 1985. From 2003 to the present, Mr. Chapman has been a private investor. Mr. Chapman has founded, managed, been a director of and or invested in numerous technology start-up companies over the past 20 years.

Morton Collins, Director. Mr. Collins has served as a Director of the Company since 1985. Mr. Collins has been a member of BVP Partners, LLC, since 2003. BVP Partners, LLC is the management company of Battelle Ventures, L.P., a venture capital limited partnership. Mr. Collins is also a member of BVP GP, LLC which is the general partner of Battelle Ventures, L.P. Before that Mr. Collins had been a General Partner of DSV Partners III, a venture capital limited partnership, since 1981, and a General Partner of DSV Management Ltd. since 1982. Since 1985, DSV Management Ltd. has been the General Partner of DSV Partners IV, a venture capital limited partnership. In 1997, Mr. Collins became a Special Limited Partner of Cardinal Partners, the successor to the DSV series of partnerships. From 1968 to 1974, he was the Founder and Chief Executive Officer of Data Science Ventures, Inc. (DSV I). Mr. Collins serves as a Director of Strategic Diagnostics, Inc. a company listed on NASDAQ; Ventaira, Inc. (Chairman); Pharos LLC; PD-LD Inc. (Chairman); Sypherlink Inc. (Chairman); Viral Genomics Inc.; Advanced Cerametrics, Inc.; ImageTree Corporation; CDI Bioscience, Inc. (Chairman) and is a member of the Executive Committee of Battelle Memorial Institute. Mr. Collins is Chairman of the Advisory Council to the Chemical Engineering Department at the University of Delaware; Chairman of the Graduate School Advisory Council at Princeton University; a member of the Leadership Council of the School of Engineering and Applied Sciences at Princeton University and a member of the Systems Biology Advisory Council at the Institute for Advanced Study, Princeton, N.J. Mr. Collins is a Member of the Research Roundtable of the National Academy of Sciences.

Chi Chia Hsieh, Director. Dr. Hsieh has served as a Director of the Company since December 1995. Dr. Hsieh is currently the Vice Chairman and was previously the President of Microelectronics Technology, Inc., a Taiwan corporation publicly traded on the Taiwan Stock Exchange. Dr. Hsieh is also Chairman of the Board of Directors of Kopin Taiwan Corporation, a Taiwan corporation in which the Company is a shareholder.

Michael J. Landine, Director. Mr. Landine has served as a Director of the Company since 2003. Mr. Landine is Senior Vice President of Corporate Development of Alkermes, Inc., where he has worked for the past 19 years. Mr. Landine served for 10 years as the Chief Financial Officer and Treasurer of Alkermes. Mr. Landine also serves as an advisor to Walker Magnetics Group, an international manufacturer of industrial equipment. From 1976 to 1983, Mr. Landine worked for the international accounting firm Touche Ross & Co. Mr. Landine currently serves on the board of directors of GTC Biotherapeutics Inc., a publicly-traded biotechnology company, where he also serves on the Audit Committee.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of reports furnished to the Company or written representations from the Company’s directors and executive officers, the Company believes that none of the Company’s directors, executive officers and 10% stockholders failed to file on a timely basis the reports required to be filed pursuant to Section 16 of the Exchange Act during the 2006 fiscal year.

Corporate Governance

The Board has adopted charters for each of its Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee. The Board also has adopted corporate governance guidelines, a code of business conduct and ethics for employees, executive officers and directors and a whistleblower policy regarding the treatment of complaints on accounting, internal accounting controls and auditing matters. All of these documents are available on the Company’s website at www.kopin.com under the heading “Investors: Corporate Governance.” A copy of any of these documents may be obtained, without charge, upon written request to the Company, c/o Investor Relations, 200 John Hancock Road, Taunton, MA 02780.

In the past year, there have been no material changes to the procedures by which stockholders may recommend nominations to the Board.

Audit Committee

The Company has established a separately designated Audit Committee as defined by Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. The Audit Committee is composed of three directors, Morton Collins, Andrew H. Chapman and Michael J. Landine, each of whom the Board has determined is independent under the NASDAQ Rules and the applicable SEC rules and regulations. The Board has determined that Mr. Landine is an “audit committee financial expert” as defined by Item 407(d)(5)(ii) of Regulation S-K of the Exchange Act. Our Board adopted an Audit Committee Charter and a copy of this charter is available on our website at www.kopin.com under the heading “Investors: Corporate Governance.”

Item 11.	Executive Compensation

a) Director Compensation

The Board approved compensation for outside directors of an annual retainer of $15,000 and $2,000 per meeting attended, including any special meeting not held on the same day as a regularly scheduled meeting of the Board. Each non-employee Director is also entitled to receive an initial restricted stock award for 10,000 shares of the Company’s Common Stock on the date of his or her initial election to the Board and a subsequent annual restricted stock award grant for 10,000 shares of the Company’s Common Stock. The Company also pays expenses for attendance at meetings of the Board and committees thereof.

The following table sets forth certain information regarding the compensation earned by or awards to each non-employee director who served on our Board of Directors in fiscal year 2006. Dr. John Fan, who is an employee of Kopin, is not compensated for his services.

Director Summary Compensation Table for 2006

Name	Total	Fees Earned or Paid in Cash	Restricted Stock Awards(1)	Option Awards(1)	Non-Equity Incentive Compensation(2)	Change in Pension Value and Nonqualified Deferred Compensation Earnings(2)	All Other Compensation(2)
James K. Brewington(3)	$23,463	$13,000	$10,463	—	—	—	—
David E. Brook(4)	$103,407	$25,000	$4,075	$74,332	—	—	—
Andrew H. Chapman(4)	$103,407	$25,000	$4,075	$74,332	—	—	—
Morton Collins(4)	$103,407	$25,000	$4,075	$74,332	—	—	—
Chi Chia Hsieh(5)	$107,078	$25,000	$4,075	$78,003	—	—	—
Michael J. Landine(6)	$91,863	$25,000	$4,075	$62,788	—	—	—
Michael Wall(7)	$14,043	$9,083	—	$4,960	—	—	—

The amounts included in the “Restricted Stock Awards” and “Option Award” columns in the table above reflect the dollar amounts recognized for financial statement reporting purposes for the fiscal year ended December 30, 2006 for restricted stock and option awards in accordance with Statement of Financial Accounting Standards 123R.

(1)	The amounts in the column reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 30, 2006, in accordance with Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123(R)), excluding forfeitures. The compensation expense for the restricted stock awards is computed by multiplying the number of shares of restricted stock issued by the closing price of the Company’s common stock on NASDAQ on the day of grant, dividing this amount by the number of months in service period and multiplying the monthly cost by the number of months of service in 2006. The compensation expense for the option awards was determined by computing the fair market value of the option using the Black-Scholes-Merton option pricing model and dividing the fair market value by the number of months in the service period and multiplying the monthly cost by the number of months of service in 2006. See note 1 of the consolidated financial statements, regarding assumptions underlying valuation of equity awards.
(2)	No, non-equity incentive compensation, pension, non qualified deferred compensation or other compensation payments were made as compensation for director services in fiscal year 2006 or are contemplated under our current compensation plan.
(3)	The Director has 20,000 shares of restricted stock awards at December 30, 2006
(4)	The Director has 10,000 restricted stock awards and 91,000 stock option awards outstanding at December 30, 2006
(5)	The Director has 10,000 restricted stock awards and 107,000 stock option awards outstanding at December 30, 2006
(6)	The Director has 10,000 restricted stock awards and 65,000 stock option awards outstanding at December 30, 2006
(7)	Michael Wall participated in the first Board of Directors meeting and then did not stand for reelection.

The amounts included in the “Restricted Stock Awards” and “Option Award” columns in the Director Summary Compensation table reflects the dollar amounts recognized for financial statement reporting purposes for the fiscal year ended December 30, 2006 for restricted stock and option awards in accordance with Statement of Financial Accounting Standards.

b) Executive Compensation

Compensation Discussion and Analysis

The following compensation discussion and analysis summarizes our philosophy and objectives regarding the compensation of our named executive officers, including how we determine elements and amounts of executive compensation. The following compensation discussion and analysis should be read in conjunction with our tabular disclosures regarding the compensation of our named executive officers in the year ended December 30, 2006 and the report of the Compensation Committee of our Board of Directors, which can be found on pages 73-74 of this Form 10-K.

Compensation Philosophy

We believe that our named executive officers play a critical role in the operational and financial performance of our Company that creates long-term value for our stockholders. Accordingly, our executive compensation philosophy is to reward our executives for individual performance and for contributions to our performance. We believe that the Company is still in its early stages of development and accordingly we have placed a higher priority on executive retention objectives and, to a lesser extent, pay-for-performance. We believe that we accomplish this by compensating our executives with a combination of base salary, performance bonus awards and long-term equity-based incentive compensation. There is no pre-established policy or target for the allocation between either cash or non-cash compensation.

Compensation Objectives

We believe that the quality, commitment and performance of our executives are critical factors affecting the long-term value of the Company. Accordingly, our executive compensation objectives include:

•	retaining our executives and aligning their interests with stockholder interests;

•	rewarding our executives for individual performance; and

•	rewarding our executives for contributions to Company performance, including achievements of both financial and non-financial objectives.

In addition, we use benchmarks and peer group comparisons to assist us in determining whether our executive compensation is appropriate in light of our compensation objectives and general market conditions.

Role of the Compensation Committee

The Compensation Committee (Committee) of our Board of Directors sets our executive compensation policies and determines the amounts and elements of compensation for our executive officers. As set forth in the Compensation Committee’s written charter, its responsibilities include establishing compensation policies for our directors and executive officers; reviewing and approving our Chief Executive Officer’s annual compensation; approving employment agreements or arrangements with executive officers; administering our 2001 Equity Incentive Plan and 2001 Supplemental Equity Plan (the 2001 Plans) and approving grants under the 2001 Plans; and making recommendations regarding any other incentive compensation or equity-based plans. The Compensation Committee may delegate authority with respect to compensation matters to executive officers of the Company.

A copy of the Compensation Committee charter is posted on our public website, www.kopin.com under the heading “Investors: Corporate Governance”. Our Compensation Committee consisted of Mr. Mort Collins (Chair) and Mr. Andrew Chapman, each of whom is an independent Director as determined by our Board of Directors, based upon the NASDAQ Rules and our independence guidelines.

Role of the Compensation Consultant

In making its determinations with respect to executive compensation, the Compensation Committee has periodically engaged the services of a compensation consultant to provide input on trends in executive compensation, obtain an outside perspective on our executive compensation practices, and assist with our peer group benchmarking analysis. In 2004, the Company retained Longnecker & Associates and in 2005 the Committee retained the services of Pearl Meyer & Partners, a Clark Consulting Practice (Pearl Meyer) to assist with its review of overall compensation for our executive officers.

Compensation Determinations

In making determinations with respect to amounts and elements of executive compensation, the Committee evaluates the overall performance of the Chief Executive Officer, Chief Financial Officer and the Company relative to annual goals and objectives; obtains input from the Chief Executive Officer on the performance reviews of the other executive officers; evaluates the potential for future contributions by each executive to our long-term success; and periodically compares the Company’s executive compensation against a benchmarking analysis of a group of peer companies. The annual goals relate primarily to product development and business expansion and to a lesser extent financial results.

Peer Group Benchmarking

In evaluating the total executive compensation for each year, the Committee periodically reviews compensation for executives in comparable positions with other Companies they are affiliated with and a peer group of other companies. The Committee does not believe a formal annual peer group assessment by an independent third party is necessary unless either internal factors, such as employee turn-over, or external factors, such as published reports in industry periodicals, indicate significant changes in executive compensation have taken place. The Committee does not target officer compensation for specific percentile ranges against the peer group but instead uses the information to assist in their discretionary setting of officer compensation levels.

In 2005, Pearl Meyer assisted the Committee in selecting the peer group and preparing the peer group analysis. The Committee considered a peer group consisting of companies in two sub peer groups, semiconductor and display companies with comparable revenues and market capitalizations. The peer group included the following companies:

Semiconductor Companies

• ADE Corp	• Cree, Inc.	• Rudolph Technologies, Inc.
• Anadigics	• Emcore Corp	• Semitool, Inc
• Applied Micro Circuits Corp.	• Pixelworks Inc.	• Ultratech, Inc.
• Atheros Communications, Inc.

Display Companies

• Brillian Corp	• International Displayworks, Inc	• Trans-Lux Corp.
• Daktronics	• Microvision, Inc.	• Universal Display Corp.
• eMagin Corp	• Spatialight, Inc.

The peer group may change from year to year depending on changes in the marketplace and the business focus of the Company.

Pearl Meyer’s analysis involved a comparison of total compensation for each of our executives against that of executives in similar positions in the peer group companies, as well as an analysis of each component of compensation. The specific components of total compensation reviewed by Pearl Meyer included base salaries, total cash payments (salary plus bonus) and long-term incentives. The benchmarking data indicated that our compensation is more weighted to base pay and less to incentive pay as compared to the peer group.

Based on the evaluation and performance review process, the Committee members personal experience and the peer group benchmarking analysis described above, the Committee will consider the amounts and elements of compensation for our executive officers, both for the past fiscal year in determining cash bonus and equity awards and for the upcoming fiscal year in setting base salaries, cash bonus and equity award targets. For all executive officers other than our Chief Executive Officer and Chief Financial Officer, the Committee will establish and approve the compensation determinations based on recommendations from the Chief Executive Officer. With respect to compensation of our Chief Executive Officer and Chief Financial Officer, the Committee will establish and approve the compensation determinations based on the Committee’s evaluation and performance reviews of our Chief Executive Officer and Chief Financial Officer.

Elements of Compensation

We use five compensation and benefits elements to provide a competitive overall compensation and benefits package that is tied to creating shareholder value and supporting the execution of our business strategies, as follows:

•	Annual Base Salary;

•	Annual Cash Bonus Awards;

•	Stock Options;

•	Restricted Stock Awards; and

•	401(k) and other benefits also provided to the broader employee population.

The combination and allocation of the components and the target amount of each component is influenced by the role of the executive officer in Kopin, market practices, the total value of all the compensation and benefits available to the individual executive officers. The Compensation Committee reviews and considers each component for each executive officer before making compensation decisions.

We do not provide extensive perquisites to our executive officers. In addition, our executives are only offered the same defined contribution retirement plan, health care, insurance and other welfare and employee-benefit programs that we offer to all of our eligible employees.

Annual Base Salary

We believe that establishing an appropriate level of annual base salary for our executives is an important element in retaining and motivating our executive officers. In determining base salaries for our executive officers, the Committee considers the responsibilities of each position and the skills and experience required for each job. The Committee’s determinations are influenced heavily by the evaluations and performance reviews for each executive officer by the recommendations presented to the Committee and its Chairperson by our Chief Executive Officer, as discussed above. In addition, the Committee reviews the peer group benchmarking analysis if performed, and finally, reviews total compensation for reasonableness prior to making any final determinations.

In furtherance of our executive retention goals, we allocated a substantial portion of total cash compensation to our executives in the form of base salary in 2006. We historically have established a base salary for our executives that represent approximately eighty to ninety percent of their total annual cash payments, with cash bonus representing approximately ten to twenty percent.

Annual Cash Bonus Awards

We believe that annual cash bonus awards are an important tool in motivating our executives but the not primary tool to attract, retain and motivate executives. We believe that there are larger companies who have a wider-range and more sophisticated reward programs which, due to the Company’s size, we can not offer. We believe our executive officers are drawn to a smaller company such as ours for the potential wealth that can be created by growing the Company. This potential wealth is more likely created through our long-term incentive compensation plan. We therefore use cash bonus awards to provide some element of a more immediate reward to motivate employees as the Company executes on its longer term goals.

Generally, our Chief Executive Officer is eligible to receive a specific cash bonus award amount. The other executives are eligible to receive a cash bonus reward which is the same amount for all of the executives except the Chief Executive Officer. For 2006, the Chief Executive Officer’s cash bonus target was $100,000 and the other officers’ cash bonus target was $25,000. There are no partial payments or additional amounts to be earned, either the performance goals are met and the cash payment is made or they are not met and no payment is made. However, the Committee will factor in unforeseen events. In 2006, we spent approximately $3.7 million on our stock option review. The 2006 bonus amounts would be earned by the executive officers if the Company was profitable for 2006, excluding the impact from the adoption of SFAS 123(R). The goal was met and the bonuses earned.

Stock Options and Restricted Stock Awards

We believe that including an equity-based incentive component of compensation is the critical tool for motivating our executives and certain employees. We believe that granting stock options and restricted stock to our executives serves to align executive compensation with long-term stockholder value. By awarding executive officers with stock options and restricted shares of our Common Stock that vest over time, we believe that our executive officers will have a continuing stake in the long-term success of the Company. We may issue equity awards to an employee upon the commencement of their employment with the Company and we typically issue equity awards to certain employees as part of the year compensation practice.

We historically have weighted our total executive compensation heavily towards either stock options or more recently, restricted stock awards, which vest over time. While our management can improve the financial performance of the Company through the sales of our current products, cost reduction efforts, process improvements and other short-term advancements, we believe that our executive officers’ focus on long-term achievements, particularly increasing our product portfolio, will create the greatest stockholder value for the Company. We believe that by granting our executives meaningful levels of equity grants, they will have a greater incentive to focus on long-term results. In determining the size of each stock option and restricted stock award to our executive officers, the Committee considers the amount previously awarded on an annual basis to the executive, the total value of unvested stock options and restricted shares held by the executive, the executive’s overall performance, the performance of the Company during the year and the dilution to the shareholders.

On December 28, 2005, the Compensation Committee granted to Dr. Fan, Mr. Sneider, Dr. Tsaur, Mr. Hill and Dr. Choi restricted stock awards for the purchase of 150,000, 40,000, 40,000, 20,000 and 17,000, respectively, shares of Common Stock of the Company. Out of the total award, 25% of the restricted stock award vests on the first four anniversary dates following the grant date (December 28, 2005). However, the vesting of the stock award will accelerate if the Company achieves the following performance milestones; if the Company is profitable for the fiscal year ending 2006, the restricted stock will vest at the rate of 33% on the first three anniversary dates of the grant date; if the Company is profitable for both fiscal years 2006 and 2007 the stock will be 100% vested at the end of fiscal 2007; and if the Company is not profitable for the fiscal year 2006 but is profitable for fiscal year 2007 the stock will vest as if the stock had vested at the rate of 33% per year on the first three anniversary dates on date of grant. The Company met the 2006 milestone but did not meet the 2007 milestone. The closing price of the Company’s stock on December 28, 2005, the date of grant, was $5.54 and the value of the stock grant was the number of shares granted multiplied by $5.54.

On December 11, 2006, in connection with annual performance reviews, the Committee awarded restricted stock awards to each of our executive officers based on their performance for the year ended December 30, 2006 and expected future contributions to the Company. The Committee approved 150,000, 60,000, 40,000, 40,000, and 30,000 shares of restricted stock to Dr. John Fan, Dr. Boryeu Tsaur, Mr. Richard Sneider, Mr. Daily Hill, Dr. Hong Choi, respectively. Each of these restricted stock awards vests 25% on the anniversary date of the award over four years, commencing one year from the date of the award.

Chief Executive Officer Compensation

We have historically compensated our Chief Financial Officer more than the other executive officers due to our belief that his overall responsibilities are greater than the other officers and that his association with the Company has a greater impact to the perception and reputation of the Company.

Perquisites

We do not believe in providing extensive perquisites to our executive officers. Our healthcare, insurance, and other welfare and employee-benefit programs are the same for all eligible employees, including executive officers, and include health and dental coverage, group term life insurance, disability programs and matching contributions to our 401(k) plan. We share the cost of health and welfare benefits with our employees, a cost that is dependent on the level of benefits coverage that each employee elects. We have no outstanding loans of any kind to our executive officers.

Employment and Other Agreements

We typically do not offer employment agreements and the only current employee with such an agreement is our Chief Executive Officer. The agreement with Dr. Fan will terminate on December 31, 2010 and in the event Dr. Fan is terminated without cause or in the event of a change in control of the Company and Dr. Fan’s position, compensation or responsibilities change, Dr. Fan and his spouse will receive post-retirement monthly supplemental health benefits for the difference between cost of the coverage the Company provides and benefits provided by the U.S. government for ten years, severance pay of $600,000 per year payable monthly for two years and his unvested stock awards will immediately vest. Furthermore, if the parties fail to extend or renew the agreement, the Company and Dr. Fan shall negotiate a mutually agreeable consulting agreement or retirement benefit. The agreement also contains covenants not to compete, non-solicitation clauses and the rights of the Company to inventions by Dr. Fan.

Our 2001 Plans provide for the acceleration of the vesting of unvested stock options and restricted stock awards in the event of a change in control of the Company.

Policies Regarding Stock Ownership and Related Matters

We believe that by holding shares of our stock and options to purchase our Common Stock, our executives will have interests that are more closely aligned with those of our stockholders. Although we do not have a formal stock ownership policy, we encourage our executives to hold shares or vested options so that they share in the sentiments of our stockholders as our stock price increases or decreases.

We have an Anti-Insider Trading Policy that governs our executive officers, directors and other persons considered to be insiders under the policy. The policy imposes limits as to when and how our executives can engage in transactions in our securities and prohibits short sales of our Common Stock by all Company personnel. We do not currently have a policy that imposes restriction on our executives from entering into hedging transactions with respect to our stock.

Tax and Accounting Implications

Deductibility of Executive Compensation

As part of its role, the Compensation Committee reviews and considers the deductibility of executive compensation under Section 162(m) of the Internal Revenue Code, as amended (the Code), which generally disallows a tax deduction to public companies for certain compensation in excess of $1.0 million paid in any year to a company’s chief executive officer and the four other most highly compensated officers. Certain compensation, including qualified performance based compensation, will not be subject to the deduction limitation if certain requirements are met. Although the Committee has not adopted any specific policy with respect to the application of Section 162(m), we generally seek to structure any long-term incentive compensation granted to our executive officers in a manner that is intended to avoid disallowance of deductions under Section 162(m). In 2006, as a result of our stock option review, our Chief Executive Officer earned more than $1.0 million in cash salary and bonus payments.

Accounting for Stock-Based Compensation

As discussed in our Annual Report on Form 10-K for the year ended December 30, 2006, beginning on January 1, 2006, we began accounting for stock-based awards in accordance with the requirements of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (SFAS No. 123R), which requires the measurement and recognition of compensation expense based on the fair value of all share-based payment awards made to employees and directors, including stock options and employee stock purchases under employee stock purchase plans. Under SFAS No. 123R, we are required to account for share-based compensation transactions using a fair value method and recognize the related expense associated with share-based payments in our statement of operations. Under the fair value recognition provision of SFAS No. 123R, stock-based compensation cost is measured at the accounting measurement date based on the fair value of the award and is recognized as expense over the service period, which generally represents the vesting period. The expense recognized over the service period is required to include an estimate of the awards that will be forfeited. We determined the fair value of the stock option using a Black-Scholes-Merton option-pricing model that takes into account the stock price at the accounting measurement date, the exercise price, the expected life of the option, the volatility of the underlying stock and its expected dividends, and the risk-free interest rate over the expected life of the option. We have changed our equity award granting practices in anticipation of the implementation of SFAS No. 123R. Historically we had a broad-based stock option program in which all employees could and usually did participate. All employees are eligible to participate in our equity award program but the number of employees who actually participate annually has been reduced and does not typically included employees who are paid on an hourly basis or are below the level of Director.

On November 1, 2006, in response to a derivative lawsuit filed against the Company related to the Company’s employee stock option granting practices and accounting (see Item 3—“Legal Proceedings”), our Board of Directors appointed a Special Investigation Committee (Special Committee) composed solely of an independent director who was not on the Company’s Board of Directors and who had no affiliation with the Company during the Complaint Period to conduct a comprehensive investigation of our historical stock option practices.

Compensation Committee Report

The Compensation Committee of the Company’s Board of Directors reviewed the Compensation Discussion and Analysis for the year ended December 30, 2006 and discussed this Compensation Discussion and Analysis with the Company’s management. Based on this review and its discussions with management, the Compensation Committee recommended to the Company’s Board of Directors that the Compensation Discussion and Analysis be included in this Proxy Statement for the 2007 Annual Meeting of Stockholders.

By the Compensation Committee of the Board of Directors of Kopin Corporation.

COMPENSATION COMMITTEE

Mort Collins, Chairperson

Andrew Chapman

January 31, 2007

The following table summarizes the total compensation for the years ended December 30, 2006, December 31, 2005 and December 27, 2004 of those persons who served as our principle executive officer, our principal financial officer and our three most highly compensated executive officers if the fiscal year ended December 30, 2006 (Fiscal 2006). We refer to these individuals in this proxy as our named executive officers.

Name and Principle Position	Year	Salary ($)	Bonus ($)	Restricted Stock Awards ($)(1)	Option Awards ($)(1)	Non-equity Incentive Plan Compensation ($)(2)	Change in Pension Value and Non-Qualified Deferred Compensation ($)(3)	All Other Compensation ($)(4)	Total
John C.C. Fan	2006	$495,000	—	$379,075	$600,023	$100,000	—	$4,092	$1,578,190
	2005	$450,000	—	$531,128	—	$100,000	—	$3,150	$1,084,278
	2004	$450,000	—	$158,700	—	—	—	$3,000	$611,700

Richard A. Sneider	2006	$280,000	—	$102,217	$89,606	$25,000		$4,039	$500,862
	2005	$265,000	—	$164,371	—	$25,000	—	$2,625	$456,996
	2004	$265,000	—	$52,900	—	—	—	$3,000	$320,900

Boryeu Tsaur	2006	$310,000	—	$103,167	$89,606	$25,000	—	$4,092	$531,865
	2005	$300,000	—	$164,371	—	$25,000	—	$3,150	$492,521
	2004	$285,000	—	$52,900	—	—	—	$3,000	$340,900

Daily S. Hill	2006	$240,000	—	$48,752	$59,042	$25,000	—	$3,934	$376,728
	2005	$230,000	—	$82,693	—	$25,000	—	$3,150	$340,843
	2004	$190,000	—	$27,111	—	—	—	$2,849	$219,960

Hong Choi	2006	$210,000	—	$46,043	$69,993	$25,000	—	$3,591	$354,627
	2005	$200,000	—	$78,499	—	$25,000	—	$2,308	$305,807
	2004	$190,000	—	$30,418	—	—	—	$2,850	$223,268

(1)	The amounts in the column reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 30, 2006, in accordance with Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123(R)), excluding forfeitures. See notes 1 and 5 of the consolidated financial statements, regarding assumptions underlying valuation of equity awards.
(2)	The amounts reflect payments anticipated to be paid in 2008 with respect to annual performance bonuses for services performed in 2006.
(3)	We do not maintain any pension or non-qualified deferred compensation plan.
(4)	Amounts represent the Company’s matching contributions under the Company’s 401(k) Plan ranging from $3,037 to $3,300 per and premiums paid for life insurance.

Grants of Plan-Based Awards for 2006

The following table sets forth information relating to options granted pursuant to our 2001 Equity Incentive and 2001 Supplemental Plans and annual performance bonuses awarded during the year ended December 30, 2006 to each of our named executive officers:

		Estimated Future Payouts under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All other Stock Awards: Number of Shares of Stock or Units (#)(2)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/sh)(2)	Grant Date Fair Value of Stock Awards (2)(3)
Name	Grant Date	Threshold ($)	Target ($)(1)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
John C.C. Fan	12/11/2006	—	$100,000	—	—	—	—	150,000	—	$3.42	$513,000
Richard A. Sneider	12/11/2006	—	$25,000	—	—	—	—	40,000	—	$3.42	$136,800
Boryeu Tsaur	12/11/2006	—	$25,000	—	—	—	—	60,000	—	$3.42	$205,200
Daily S. Hill	12/11/2006	—	$25,000	—	—	—	—	40,000	—	$3.42	$136,800
Hong Choi	12/11/2006	—	$25,000	—	—	—	—	30,000	—	$3.42	$102,600

(1)	For the fiscal year December 30, 2006 our Compensation Committee approved a cash bonus plan under which each of our executive officers listed above was eligible for a cash bonus payment provided they remained an employee of the Company through fiscal 2007.
(2)	On December 11, 2006, the Compensation Committee granted to Dr. Fan, Mr. Sneider, Dr. Tsaur, Mr. Hill and Dr. Choi restricted stock award for the purchase of 150,000, 40,000, 60,000, 40,000 and 30,000, respectively, shares of our Common Stock. Out of each total award 25% of the restricted stock award vests on the first four anniversary dates of the grant date (December 11, 2006). The NASDAQ closing price of the Company’s Common Stock on December 11, 2006, the date of grant, was $3.42 and the value of the stock grant equals the number of shares granted multiplied by $3.42
(3)	The amounts reflect the grant date fair value for the fiscal year ended December 30, 2006, in accordance with SFAS 123(R) of awards granted in 2006. See Notes 1 and 5 of the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 30, 2006 regarding assumptions underlying valuation of equity awards.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table

The compensation paid to our named executive officers in 2006 summarized in the “Summary Compensation Table for 2006” was determined by our Compensation Committee. We enter into agreements with our named executive officers that define the criteria to earn their performance bonuses, terms of their restricted stock awards and, for our Chief Executive Officer, post-employment compensation. The material terms of these agreements are discussed under the caption “Compensation Discussion and Analysis—Employment and Other Agreements” and under the caption “Executive Employment Agreement /Other Potential Post-Employment Compensation” below.

The equity restricted stock awards granted to our named executive officers in 2006 summarized in the table “Grants of Plan-Based Awards for 2006” were granted pursuant to our 2001 Plans. These equity awards vest annually as to 25% of the original grant amount commencing one year from the date of grant and have a ten year term. The holder of a share of restricted stock is entitled to the same rights as a holder of unrestricted stock, including the right to vote the share and the right to receive dividends, except they do not have the right to sell the share of restricted stock until it has vested.

We have no specific parameters as to what proportion of a named executive officer’s compensation is base wages and how much is performance based. Base wage is typically determined by reference to the prior year’s base wage and what the Compensation Committee believes is an appropriate increase based on market conditions and the performance of the Company and the named officer. As discussed in our Compensation Discussion and Analysis the Compensation Committee determines the size of each equity award to our executive officers is determined based upon the amount previously awarded on an annual basis to the executive, the total value of unvested stock options and restricted shares held by the executive, the executive’s overall performance, the performance of the Company during the year and the dilution to the shareholders.

Perquisites and Benefits

We provide benefit programs to executive officers and to other employees. The Board of Directors and executive management believe that perquisites for executive officers should be extremely limited in scope and value. As a result, Kopin has historically given nominal perquisites. The following table generally identifies such benefit plans and who may be eligible to participate.

Benefit Plan	Executive Officers	Certain Managers	Full Time Domestic Employees	Full Time Foreign Employees
401(k)	Yes	Yes	Yes	Not Offered
Defined Contribution to Retirement Plan	Not Offered	Not Offered	Not Offered	Yes(1)
Medical/Dental/ Vision Plans	Yes	Yes	Yes	Not Offered
Life and Disability Insurance(2)	Yes	Yes	Yes	Not Offered
Short Term Incentive Plan	Yes(3)	Yes(3)	Yes(4)	Not Offered
Equity Incentive Plan	Yes	Yes	Yes	Not Offered
Automobile Allowance	Not Offered	Not Offered	Not Offered	Not Offered
Income Tax Planning services	Not Offered	Not Offered	Not Offered	Not Offered
Supplemental Early Retirement Plan	Not Offered	Not Offered	Not Offered	Not Offered
Employee Stock Purchase Plan	Not Offered	Not Offered	Not Offered	Not Offered
Deferred Compensation Plan	Not Offered	Not Offered	Not Offered	Not Offered
Supplemental Early Retirement Plan	Not Offered	Not Offered	Not Offered	Not Offered
Employee Stock Ownership Plan	Not Offered	Not Offered	Not Offered	Not Offered
Defined Benefit Pension Plan	Not Offered	Not Offered	Not Offered	Not Offered
Financial Planning Allowance	Not Offered	Not Offered	Not Offered	Not Offered
Country Club Memberships	Not Offered	Not Offered	Not Offered	Not Offered
Dwellings for Person Use(5)	Not Offered	Not Offered	Not Offered	Not Offered

(1)	Kopin’s Korean subsidiary, Kowon, contributes to a government sponsored retirement program for its employees.
(2)	Kopin pays for life insurance equal to an employee’s base salary for domestic employees.
(3)	Kopin has a short term incentive plan pursuant to which certain officers and certain managers are paid a bonus if they remain with the company during the next fiscal year.
(4)	The Board of Directors has historically provided for a discretionary bonus award at the end of the fiscal year.
(5)	Kopin does not provide dwellings for personal use other than for temporary job relocation.

Pension Benefits

The Company does not provide any benefits which are required to be disclosed in this table.

Executive Employment Agreement/Other Potential Post-Employment Compensation

As discussed above in our Compensation Discussion and Analysis, our Chief Executive Officer has potential post-employment benefits as a result of an employment agreement. In addition, our 2001 Plans having provisions which may result in the acceleration of vesting of equity awards as a result of a change in control of the Company. We have summarized the effects on the compensation of our named executive officers if the provisions of the employment agreement and 2001 Plans had occurred on December 29, 2007.

Name	Value of Equity Awards if a Change in Control Occurs on 12/30/06(1)	Health Care Benefits(2)	Severance Payments(2)
John C.C. Fan	$492,000	$149,000	$1,200,000
Richard A. Sneider	$131,000	—	—
Boryeu Tsaur	$177,000	—	—
Daily S. Hill	$111,000	—	—
Hong Choi	$85,000	—	—

(1)	Our 2001 Plans provide for the acceleration of the vesting of our equity awards in the event of a change in control of the Company. The amounts in this column represent the value the executive officer would have received if there were a change of control of the Company on December 29, 2007. This value is the sum of the value of the unvested restricted stock awards and the stock option awards as of December 29, 2007. For the restricted stock award the value is computed by multiplying the number of unvested shares of restricted stock at December 29, 2007 by the closing price of the Company’s Common Stock on the NASDAQ on December 28, 2007 ($3.03). The value of the stock options was computed by multiplying the number of unvested option awards by the difference between the grant price and the closing price of the Company’s Common Stock on the NASDAQ on December 28, 2007.
(2)	The Company has entered into an employment agreement with the Company’s Chairman and Chief Executive Officer, Dr. John C.C. Fan, pursuant to which the Company has agreed to employ Dr. Fan as Chief Executive Officer. The agreement will terminate on December 31, 2010. In the event Dr. Fan is terminated without cause or in the event of a change in control of the Company and Dr. Fan’s position, compensation or responsibilities change Dr. Fan and his spouse will receive post-retirement monthly supplemental health benefits for the difference between cost of the coverage the Company provides and benefits provided by the U.S. government for ten years, severance pay of $600,000 per year payable monthly for two years and his unvested stock awards will immediately vest. Furthermore, if the parties fail to extend or renew the employment agreement, the Company and Dr. Fan shall negotiate a mutually agreeable consulting agreement or retirement benefit. The employment agreement also contains covenants not to compete, non-solicitation clauses and the rights of the Company to inventions by Dr. Fan. The present value of the supplemental health benefits for Dr. Fan and his wife if triggered under this agreement is $208,000, assuming the Company retains its current level of health care benefits.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table discloses information concerning stock options and unvested stock awards held by our named executive officers as of December 29, 2007 pursuant to the Company’s 2001 Plans. The table does not incorporate the impact of the cancellation of options resulting from our stock option review or the repricing of such options. Market value information is determined by multiplying the number of shares by the closing price of the Company’s common stock on NASDAQ on the last trading day of 2007 fiscal year ($3.03).

	Option Awards					Stock Award
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Yet Vested (#)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards; Market or Payout Value of Unearned Shares, Units or Other Rights That have Not Vested ($)
John C.C. Fan	40,000	—	40,000	$4.75	10/8/2008
John C.C. Fan	100,779	—	100,779	$5.48	6/15/2009
John C.C. Fan	600,000	—	600,000	$45.50	10/29/2009
John C.C. Fan	160,000		160,000	$27.75	4/12/2010
John C.C. Fan	150,000	—	150,000	$13.63	11/30/2010
John C.C. Fan	250,000	—	250,000	$14.09	4/17/2011
John C.C. Fan	35,741	—	35,741	$14.60	9/17/2011
John C.C. Fan	400,000	—	400,000	$4.64	12/04/2012
John C.C. Fan	200,000	—	200,000	$5.29	12/11/2013
John C.C. Fan	75,000	25,000	100,000	$10.00	12/27/2014
John C.C. Fan	75,000	25,000	100,000	$3.75	12/27/2014
John C.C. Fan						187,500	$568,125

Richard A. Sneider	21,052	—	21,052	$2.97	9/1/2008
Richard A. Sneider	11,434	—	11,434	$5.48	6/15/2009
Richard A. Sneider	40,000	—	40,000	$45.50	10/29/2009
Richard A. Sneider	60,000	—	60,000	$27.75	4/12/2010
Richard A. Sneider	50,000	—	50,000	$13.63	11/30/2010
Richard A. Sneider	50,000	—	30,441	$14.09	4/17/2011
Richard A. Sneider	16,622	—	16,622	$14.60	9/17/2011
Richard A. Sneider	70,000	—	70,000	$4.64	12/4/12012
Richard A. Sneider	25,000	—	25,000	$5.29	12/11/2013
Richard A. Sneider	18,750	6,250	25,000	$3.75	12/27/2014
Richard A. Sneider						50,000	$151,500

Boryeu Tsaur	24,000	—	24,000	$45.50	10/29/2009
Boryeu Tsaur	80,000	—	80,000	$27.75	4/17/2010
Boryeu Tsaur	40,000	—	40,000	$13.63	11/30/2010
Boryeu Tsaur	40,000	—	40,000	$14.09	4/17/2011
Boryeu Tsaur	20,000	—	20,000	$14.60	9/17/2011
Boryeu Tsaur	70,000	—	70,000	$4.64	12/4/2012
Boryeu Tsaur	25,000	—	25,000	$5.29	12/11/2013
Boryeu Tsaur	18,750	6,250	25,000	$3.75	12/27/2014
Boryeu Tsaur						65,000	$196,950

Daily S. Hill	25,000	—	25,000	$4.64	12/4/2012
Daily S. Hill	9,322	—	9,322	$5.29	12/11/2013
Daily S. Hill	11,250	3,750	15,000	$3.75	12/27/2014
Daily S. Hill						40,000	121,200

Hong Choi	120,000	—	120,000	$27.25	7/3/2010
Hong Choi	4,725	—	4,275	$4.64	12/4/2012
Hong Choi	6,000	—	6,000	$5.29	12/11/2013
Hong Choi	9,000	3,000	12,000	$3.75	12/27/2014
Hong Choi						31,000	93,930

OPTION EXERCISES AND STOCK VESTED IN 2006 and 2007

The following table discloses information for each of our named executive officers regarding the exercise of stock option awards and the vesting of certain stock awards as of the end of our 2006 fiscal year.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(2)
John C.C. Fan	60,000	60,000	130,000	$571,350
Richard A. Sneider	—	—	37,500	$166,175
Boryeu Tsaur	—	—	37,500	$166,175
Daily S. Hill	—	—	18,125	$80,950
Hong Choi	—	—	16,500	$72,858

1)	Reflects the difference between the market price of the underlying securities at exercise and the exercise price.
2)	Value realized equals number of shares vesting multiplied by the closing price of the Company’s Common Stock on the NASDAQ on the day the shares vested.

The following table discloses information for each of our named executive officers regarding the exercise of stock option awards and the vesting of certain stock awards as of the end of our 2007 fiscal year.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(2)
John C.C. Fan	—	—	92,500	$306,125
Richard A. Sneider	—	—	25,000	$82,800
Boryeu Tsaur	84,349	91,519	30,000	$100,300
Daily S. Hill	—	—	16,875	$56,713
Hong Choi	—	—	14,250	$47,878

1)	Reflects the difference between the market price of the underlying securities at exercise and the exercise price.
2)	Value realized equals number of shares vesting multiplied by the closing price of the Company’s Common Stock on the NASDAQ on the day the shares vested.

Compensation Committee Interlocks and Insider Participation

None of our executive officers serves as a member of the board of directors or compensation committee, or other committee serving an equivalent function, of any other entity that has one or more of its executive officers serving as a member of our board of directors or Compensation Committee. None of the current members of our Compensation Committee has ever been an employee of Kopin or any subsidiary of Kopin.

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

Employment and Other Agreements

We typically do not offer employment agreements and the only current employee with such an agreement is our Chief Executive Officer. The agreement with Dr. Fan will terminate on December 31, 2010 and in the event Dr. Fan is terminated without cause or in the event of a change in control of the Company and Dr. Fan’s position, compensation or responsibilities change Dr. Fan and his spouse will receive post-retirement monthly supplemental health benefits for the difference between cost of the coverage the Company provides and benefits provided by the U.S. government for ten years, severance pay of $600,000 per year payable monthly for two years and his unvested stock awards will immediately vest. Furthermore, if the parties fail to extend or renew the agreement, the Company and Dr. Fan shall negotiate a mutually agreeable consulting agreement or retirement benefit. The agreement also contains covenants not to compete, non solicitation clauses and the rights of the Company to inventions by Dr. Fan.

Our Equity Incentive Plan provides for the acceleration of the vesting of unvested stock options and restricted stock awards in the event of a change in control of the Company.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is included below. Refer also to the equity compensation plan information set forth in Item 5 herein.

The following table sets forth certain information regarding the beneficial ownership of the Common Stock as of September 30, 2007 by all those known by the Company to be beneficial owners of more than 5% of the Common Stock and as of December 29, 2007 for all Directors, all of the following named executive officers and all executive officers and directors of the Company as a group. The table reflects the cancellation of certain options as a result of our stock option review.

Name	Amount and Nature of Beneficial Ownership (1)	Percent
John C.C. Fan(2)	2,883,888	4.1
James K. Brewington	20,000	*
David E. Brook(3)	186,010	*
Andrew H. Chapman(3)	86,250	*
Morton Collins(3)	214,250	*
Chi Chia Hsieh(4)	174,250	*
Michael J. Landine(5)	56,250	*
Bor Yeu Tsaur(6)	524,155	*
Daily S. Hill(7)	113,785	*
Richard A. Sneider(8)	495,089	*
Hong Choi(9)	199,786	*
Michael Presz(10)	167,597	*
All directors and executive officers as a group (11 persons)(11)	5,121,320	7.2
AWM Investment Co., Inc.	5,156,087	7.6
Tocquevilla Asset Management LP	5,386,087	8.0

*	Less than 1%
(1)	Unless otherwise indicated in these footnotes, each stockholder has sole voting and investment power with respect to the shares beneficially owned.
(2)	Includes 2,086,520 shares representing options that are currently exercisable or exercisable within 60 days.
(3)	Includes 72,250 shares representing options that are currently exercisable or exercisable within 60 days.
(4)	Includes 88,250 shares representing options that are currently exercisable or exercisable within 60 days.
(5)	Includes 46,250 shares representing options that are currently exercisable or exercisable within 60 days.
(6)	Includes 317,750 shares representing options that are currently exercisable or exercisable within 60 days
(7)	Includes 45,572 shares representing options that are currently exercisable or exercisable within 60 days.
(8)	Includes 362,858 shares representing options that are currently exercisable or exercisable within 60 days.
(9)	Includes 139,725 shares representing options that are currently exercisable or exercisable within 60 days.
(10)	Includes 99,000 shares representing options that are currently exercisable or exercisable within 60 days.
(11)	Includes 3,402,675 shares issuable to certain directors and executive officers pursuant to options that are currently exercisable or exercisable within 60 days.

Item 13.	Certain Relationships and Related Transactions

Dr. Hsieh, a Director of the Company, is also the Chairman of a venture, Kopin Taiwan Corporation, located in Taiwan of which Kopin owns approximately 40% of. Dr Hsieh owns approximately 1% of the outstanding common stock of this Kopin Taiwan Corporation. Microelectronics Technology Incorporated, a publicly traded company in Taiwan, is also a minority investor in Kopin Taiwan Corporation. Dr. Hsieh may also be deemed to have an indirect ownership in this company through his ownership of Microelectronics Technology Incorporated. Dr. Hsieh is also a director of a Company, Advance Wireless Semiconductor Company (“AWSC”), which is a customer of Kopin’s and which Kopin owns a minority interest in. Several directors and officers of the Company own amounts ranging from 0.1 to 0.5% of AWSC’s outstanding stock.

David E. Brook, a director of the Company, is a partner of the patent law firm of Hamilton, Brook, Smith & Reynolds P.C., which is patent counsel to the Company. During the 2006 Fiscal Year, the Company paid Hamilton, Brook, Smith & Reynolds P.C fees of approximately $422,000.

Dr. Fan, the President, Chief Executive Officer, Director and Chairman of the Board of Kopin, is a founder and board member of another company, Kenet, in which Kopin has invested $5.4 million. Dr. Fan currently owns approximately 2.3% of this company. Certain directors and an officer of Kopin also invested in this company and their range of ownership is from 0.1% to 0.6%.

Item 14.	Principal Accountant Fees and Services

The aggregate fees for the fiscal year ended December 30, 2006 by the Company’s independent registered public accounting firm, Deloitte & Touche LLP and member firms of Deloitte Touche Tohmatsu, were as follows:

Fee Category	Fiscal Year 2006	% of Total	Fiscal Year 2005	% of Total
Audit and Related Services Fees	$2,828,000	98%	$783,400	93%
Tax Fees	$37,850	2	$60,000	7
All Other Fees	$—		$—	—

Total Fees	$2,865,850	100%	$843,400	100%

Audit Fees—consist of fees for the audit of the Company’s financial statements and attestation services relating to the report on our internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002, review of the interim condensed consolidated financial statements included in quarterly reports, assistance with review of documents filed with the SEC, and services that are normally provided by Deloitte & Touche LLP in connection with statutory and regulatory filings or engagements, and attest services, except those not required by statute or regulation.

Audit-Related Fees—consist of fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees.” These services include internal control related services and accounting consultations and reviews for various matters.

Tax Fees—consist of fees for tax compliance and planning services. Tax compliance includes fees for professional services related to international tax compliance and preparation. Tax planning consists primarily of fees related to the impact of acquisitions and restructuring on international subsidiaries.

All Other Fees—consist of fees for all other permissible services other than those reported above.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

The Audit Committee pre-approves all audit and non-audit services provided by the independent registered public accounting firm prior to the engagement with respect to such services. The Chairman of the Audit Committee has been delegated the authority by the Audit Committee to pre-approve the engagement of the independent accountants when the entire committee is unable to do so. The Audit Committee approved 100% of the services listed under the preceding captions “Audit-Related Fees,” “Tax Fees” and “All Other Fees.”

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

(3) Exhibits

3.1	Amended and Restated Certificate of Incorporation	(2)

3.2	Amendment to Certificate of Incorporation	(7)

3.3	Amendment to Certificate of Incorporation	(7)

3.4	Third Amended and Restated By-laws	(10)

4	Specimen Certificate of Common Stock	(1)

10.1	Form of Employee Agreement with Respect to Inventions and Proprietary Information	(1)

10.2	1985 Incentive Stock Option Plan, as amended	(1)*

10.3	Amended and Restated 1992 Stock Option Plan	(2)*

10.4	1992 Stock Option Plan Amendment	(7)*

10.5	1992 Stock Option Plan Amendment	(8)*

10.6	Kopin Corporation 2001 Equity Incentive Plan	(9)*

10.7	Kopin Corporation 2001 Equity Incentive Plan Amendment	(12)*

10.8	Kopin Corporation 2001 Equity Incentive Plan Amendment	(13)*

10.9	Kopin Corporation 2001 Equity Incentive Plan Amendment	(14)*

10.10	Kopin Corporation 2001 Supplemental Equity Incentive Plan	(8)*

10.11	Form of Key Employee Stock Purchase Agreement	(1)*

10.12	License Agreement by and between the Company and Massachusetts Institute of Technology dated April 22, 1985, as amended	(1)
10.13	Facility Lease, by and between the Company and Massachusetts Technology Park Corporation, dated October 15, 1993	(3)

10.14	Master Sublease—Purchase Agreement, by and between the Company and Massachusetts Industrial Finance Agency, dated June 23, 1994	(4)

10.15	Contract by and between the Company and the United States Department of Commerce, dated April 25, 1995	(5)

10.16	Cooperative Research and Development Agreement, by and between the Company and Massachusetts Institute of Technology Lincoln Laboratory, dated June 21, 1995 (confidential portions on file with the Commission)	(5)

10.17	Letter Agreement, by and between the Company and United Microelectronics Corporation, dated November 29, 1995 (confidential portions on file with the Commission)	(5)

10.18	Joint Venture Agreement, by and among the Company, Kowon Technology Co., Ltd., and Korean Investors, dated as of March 3, 1998	(6)

10.19	Fifth Amended and Restated Employment Agreement between the Company and Dr. John C.C. Fan, dated as of February 20, 2004	(11)*

10.20	Kopin Corporation Fiscal Year 2005 Cash Bonus Plan	(15)*

10.21	Joint Venture Agreement for Kopin Corporation, Bright LED and KTC, dated November 12, 2004	(15)

10.22	Kopin Corporation Form of Stock Option Agreement under 2001 Equity Incentive Plan	(15)*

10.23	Kopin Corporation 2001 Equity Incentive Plan Form of Restricted Stock Purchase Agreement	(15)*

10.24	Kopin Corporation Fiscal Year 2006 Cash Bonus Plan	*

21.1	Subsidiaries of Kopin Corporation

23.1	Consent of Independent Registered Public Accounting Firm

23.2	Consent of Independent Auditors

31.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Audited financial statements of KoBrite Corporation and subsidiary for year ended December 31, 2006 and unaudited financial statements for years ended December 31, 2005 and 2004, pursuant to Rule 3-09 of Regulation S-X

*	Management contract or compensatory plan required to be filed as an Exhibit to this Form 10-K.

(1)	Filed as an exhibit to Registration Statement on Form S-1, File No. 33-45853, and incorporated herein by reference.
(2)	Filed as an exhibit to Registration Statement on Form S-1, File No. 33-57450, and incorporated herein by reference.
(3)	Filed as an exhibit to Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference.
(4)	Filed as an exhibit to Quarterly Report on Form 10-Q for the quarterly period ended July 2, 1994 and incorporated herein by reference.
(5)	Filed as an exhibit to Annual Report on Form 10-K for the fiscal year ended December 31, 1995 and incorporated herein by reference.
(6)	Filed as an exhibit to Annual Report on Form 10-Q for the quarterly period ended June 27, 1998 and incorporated herein by reference.
(7)	Filed as an exhibit to Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2000 and incorporated herein by reference.
(8)	Filed as an exhibit to Registration Statement on Form S-8 on November 13, 2001 and incorporated herein by reference.
(9)	Filed as an appendix to Proxy Statement filed on April 20, 2001 and incorporated herein by reference.
(10)	Filed as an exhibit to Current Report on Form 8-K filed on October 9, 2007 and incorporated herein by reference.
(11)	Filed as an exhibit to Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference.
(12)	Filed as an exhibit to Registration Statement on Form S-8 filed on August 16, 2002 and incorporated herein by reference.
(13)	Filed as an exhibit to Registration Statement on Form S-8 filed on March 15, 2004 and incorporated herein by reference.
(14)	Filed as an exhibit to Registration Statement on Form S-8 filed on May 10, 2004 and incorporated herein by reference.
(15)	Filed as an exhibit to Annual Report on Form 10-K for the fiscal year ended December 25, 2004 and incorporated herein by reference.

KOPIN CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	87

Consolidated Balance Sheets at December 30, 2006 and December 31, 2005 (As Restated)	88

Consolidated Statements of Operations for the years ended December 30, 2006, December 31, 2005 (As Restated) and December 25, 2004 (As Restated)	89

Consolidated Statements of Comprehensive Income (Loss) for the years ended December 30, 2006, December 31, 2005 (As Restated) and December 25, 2004 (As Restated)	90

Consolidated Statements of Stockholders’ Equity for the years ended December 30, 2006, December 31, 2005 (As Restated) and December 25, 2004 (As Restated)	91

Consolidated Statements of Cash Flows for the years ended December 30, 2006, December 31, 2005 (As Restated) and December 25, 2004 (As Restated)	92

Notes to Consolidated Financial Statements	93-133

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Kopin Corporation

Taunton, Massachusetts

We have audited the accompanying consolidated balance sheets of Kopin Corporation and subsidiaries (the “Company”) as of December 30, 2006 and December 31, 2005, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 30, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a) (2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Kopin Corporation and subsidiaries as of December 30, 2006 and December 31, 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 30, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in 2005, the Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143.”

As discussed in Note 1 to the consolidated financial statements, in 2006, the Company changed its method of accounting for stock-based compensation as required by Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment.”

As discussed in Note 2, the accompanying consolidated financial statements for the years ended December 31, 2005 and December 25, 2004 have been restated.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 30, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 17, 2008 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of material weaknesses.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts

March 17, 2008

KOPIN CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 30, 2006	December 31, 2005 (As Restated)
ASSETS
Current assets:
Cash and equivalents	$27,907,656	$31,502,645
Marketable securities, at fair value	77,452,635	88,254,220
Accounts receivable, net of allowance of $228,000 and $281,000 in 2006 and 2005	9,691,937	7,937,397
Accounts receivable from unconsolidated affiliates	1,461,118	3,040,012
Unbilled receivables	830,594	2,037,406
Inventory	11,848,499	9,258,232
Prepaid taxes	799,336	433,744
Prepaid expenses and other current assets	1,345,658	1,466,735

Total current assets	131,337,433	143,930,391
Property, plant and equipment	17,354,527	11,250,453
Deferred tax asset	—	370,000
Other assets	12,721,358	10,782,666

Total assets	$161,413,318	$166,333,510

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,688,865	$7,299,695
Accounts payable to unconsolidated affiliates	616,194	1,034,586
Accrued payroll and expenses	2,102,447	2,944,109
Accrued warranty	1,030,000	1,030,000
Billings in excess of revenue earned	159,267	1,080,810
Accrued income taxes	—	457,000
Other accrued liabilities and professional fees	3,621,727	1,134,051

Total current liabilities	15,218,500	14,980,251
Asset retirement obligations	772,197	740,000
Minority interest in subsidiary	4,457,724	4,337,925
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $.01 per share: authorized, 3,000 shares; none issued	—	—
Common stock, par value $.01 per share: authorized, 120,000,000 shares; issued 71,926,641 shares in 2006 and 71,235,036 shares in 2005; outstanding 67,427,911 in 2006 and 68,874,086 in 2005	710,434	712,350
Additional paid-in capital	305,650,043	305,166,998
Deferred compensation	—	(2,689,048)
Treasury stock (3,615,480 shares in 2006 and 1,893,200 shares in 2005, at cost)	(14,552,865)	(7,398,868)
Accumulated other comprehensive income	2,945,098	2,122,241
Accumulated deficit	(153,787,813)	(151,638,339)

Total stockholders’ equity	140,964,897	146,275,334

Total liabilities and stockholders’ equity	$161,413,318	$166,333,510

See notes to consolidated financial statements.

KOPIN CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

Fiscal years ended	2006	2005 (As Restated)	2004 (As Restated)
Revenues:
Net product revenues	$65,902,228	$85,247,294	$85,213,418
Research and development revenues	5,189,128	5,049,003	2,068,031

	71,091,356	90,296,297	87,281,449
Expenses:
Cost of product revenues	49,292,767	54,970,647	73,181,903
Research and development-funded programs	4,907,836	6,497,764	2,340,122
Research and development-internal	5,340,686	5,766,127	12,693,560
Selling, general, and administration	19,317,791	14,114,018	10,140,709
Other	—	—	240,000
Impairment charge	—	517,902	5,322,784

	78,859,080	81,866,458	103,919,078

(Loss) income from operations	(7,767,724)	8,429,839	(16,637,629)
Other income and expense:
Interest income	4,785,987	3,595,506	2,820,672
Other income	468,498	75,705	177,739
Gains on sale of Micrel common stock	1,208,000	—	—
Foreign currency transaction losses	(773,203)	(225,700)	(1,009,317)
Interest and other expense	(56,664)	(121,674)	(69,572)

	5,632,618	3,323,837	1,919,522

(Loss) income before income taxes, minority interest in loss (income) of subsidiary, equity losses in unconsolidated affiliates and cumulative effect of accounting change	(2,135,106)	11,753,676	(14,718,107)
Tax benefit (provision)	273,000	(162,000)	330,000

(Loss) income before minority interest in loss (income) of subsidiary, equity losses in unconsolidated affiliates and cumulative effect of accounting change	(1,862,106)	11,591,676	(14,388,107)
Minority interest in loss (income) of subsidiary	306,543	(434,962)	(106,009)
Equity losses in unconsolidated affiliates	(593,911)	(209,304)	(878,471)

(Loss) income before cumulative effect of accounting change	(2,149,474)	10,947,410	(15,372,587)
Cumulative effect of accounting change	—	(443,000)	—

Net (loss) income	$(2,149,474)	$10,504,410	$(15,372,587)

(Loss) income before cumulative effect of accounting change per share:
Basic	$(0.03)	$0.16	$(0.22)

Diluted	$(0.03)	$0.16	$(0.22)

Cumulative effect of accounting change per share
Basic	$—	$(0.01)	$—

Diluted	$—	$(0.01)	$—

Net (loss) income per share
Basic	$(0.03)	$0.15	$(0.22)

Diluted	$(0.03)	$0.15	$(0.22)

Weighted average number of common shares outstanding:
Basic	68,064,262	69,333,508	70,051,520

Diluted	68,064,262	69,879,183	70,051,520

See Notes to Consolidated Financial Statements

KOPIN CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

Fiscal years ended	2006	2005 (As Restated)	2004 (As Restated)
Net (loss) income	$(2,149,474)	$10,504,410	$(15,372,587)
Foreign currency translation adjustments	1,164,486	333,960	1,532,164
Holding loss on marketable securities	74,964	(571,430)	(2,154,321)
Reclassifications of gains in net loss	(416,593)	(11,256)	(220,714)

Comprehensive (loss) income	$(1,326,617)	$10,255,684	$(16,215,458)

See notes to consolidated financial statements.

KOPIN CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Deferred Compensation	Treasury Stock	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares	Amount
Balance, January 1, 2004 (As Previously Reported)	70,044,960	700,449	263,165,884	(1,421,904)	—	3,213,838	(111,921,110)	153,737,157
Restatement Adjustments, See Note 2	—	—	37,516,824	(3,352,222)	—	—	(34,849,052)	(684,450)

Balance, January 1, 2004 (As Restated, See Note 2)	70,044,960	700,449	300,682,708	(4,774,126)	—	3,213,838	(146,770,162)	153,052,707
Exercise of stock options	84,155	842	288,720	—	—	—	—	289,562
Issuance of restricted stock	1,500	15	6,270	(6,285)	—	—	—	—
Stock-based compensation expense (As Restated)	—	—	12,000	2,951,219	—	—	—	2,963,219
Net unrealized holding loss on marketable securities	—	—	—	—	—	(2,375,035)	—	(2,375,035)
Foreign currency translation adjustments	—	—	—	—	—	1,532,164	—	1,532,164
Treasury stock purchases	—	—	—	—	(671,235)	—	—	(671,235)
Net loss (As Restated)	—	—	—	—	—	—	(15,372,587)	(15,372,587)

Balance, December 25, 2004 (As Restated)	70,130,615	701,306	300,989,698	(1,829,192)	(671,235)	2,370,967	(162,142,749)	139,418,795
Exercise of stock options	514,727	5,147	1,276,299	—	—	—	—	1,281,446
Issuance of restricted stock	607,500	6,075	2,928,965	(2,935,040)	—	—	—	—
Stock-based compensation expense (As Restated)	—	—	17,466	2,029,658	—	—	—	2,047,124
Forfeiture of unvested restricted stock	(9,625)	(96)	(45,430)	45,526	—	—	—	—
Net unrealized holding loss on marketable securities	—	—	—	—	—	(582,686)	—	(582,686)
Foreign currency translation adjustments	—	—	—	—	—	333,960	—	333,960
Restricted stock for tax withholding obligations	(8,181)	(82)	—	—	(57,628)	—	—	(57,710)
Treasury stock purchases	—	—	—	—	(6,670,005)	—	—	(6,670,005)
Net income (As Restated)	—	—	—	—	—	—	10,504,410	10,504,410

Balance, December 31, 2005 (As Restated)	71,235,036	712,350	305,166,998	(2,689,048)	(7,398,868)	2,122,241	(151,638,339)	146,275,334
Exercise of stock options	161,925	1,619	518,828	—	—	—	—	520,447
Change in accounting for stock compensation	(286,500)	(2,865)	(2,686,183)	2,689,048	—	—	—	—
Stock based compensation expense	—	—	2,789,658	—	—	—	—	2,789,658
Forfeiture of nonvested stock	(26,750)	(267)	267	—	—	—	—	—
Net unrealized holding loss on marketable securities	—	—	—	—	—	(341,629)	—	(341,629)
Foreign currency translation adjustments	—	—	—	—	—	1,164,486	—	1,164,486
Restricted stock for tax withholding obligations	(40,320)	(403)	(139,525)	—	(220,098)	—	—	(360,026)
Treasury stock purchase	—	—	—	—	(6,933,899)	—	—	(6,933,899)
Net loss	—	—	—	—	—	—	(2,149,474)	(2,149,474)

Balance, December 30, 2006	71,043,391	$710,434	$305,650,043	$—	$(14,552,865)	$2,945,098	$(153,787,813)	$140,964,897

See notes to consolidated financial statements.

K OPIN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Fiscal years ended	2006	2005 (As Restated)	2004 (As Restated)
Cash flows from operating activities:
Net (loss) income	$(2,149,474)	$10,504,410	$(15,372,587)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,623,283	3,877,938	9,523,191
Amortization (accretion) of premium or discount on marketable debt securities	236,076	201,632	456,383
Minority interest in (losses) income of subsidiary	(306,543)	434,962	106,009
Net (gain) loss on investment transactions	(1,208,000)	68,111	63,809
Losses in unconsolidated affiliates	593,911	209,304	878,411
Stock-based compensation	2,789,658	2,047,124	2,963,219
Impairment charge	—	517,902	5,322,784
Change in other non-cash items	(446,094)	(580,000)	865,392
Cumulative effect of accounting change	—	443,000	—
Changes in assets and liabilities:
Accounts receivable	911,085	(3,811,651)	(3,562,164)
Inventory	(2,235,270)	(1,382,811)	(1,644,074)
Deferred tax asset	370,000	(122,000)	(166,000)
Prepaid expenses and other current assets	232,400	(1,034,631)	(63,197)
Accounts payable and accrued expenses	399,812	3,088,266	(5,018,557)
Billings in excess of revenue earned	(921,543)	(159,537)	(138,623)

Net cash provided by (used in) operating activities	889,301	14,302,019	(5,786,004)

Cash flows from investing activities:
Proceeds from sale of marketable securities	43,449,627	29,039,232	40,340,483
Purchase of marketable securities	(32,538,083)	(24,317,516)	(44,262,039)
Other assets	47,189	(59,912)	176,290
Proceeds from sale of equipment	—	6,000,000	100,000
Proceeds from sale of investments	3,002,000	—	—
Proceeds from insurance	33,000	—	—
Investments in equity and cost basis affiliates	(4,952,063)	(3,000,000)	(1,438,081)
Capital expenditures	(7,867,729)	(3,107,423)	(1,258,871)

Net cash provided by (used in) investing activities	1,173,941	4,554,381	(6,342,218)

Cash flows from financing activities:
Treasury stock purchases	(6,933,899)	(6,670,005)	(671,235)
Settlements of restricted stock for tax withholding obligations	(360,023)	(57,710)	—
Proceeds from exercise of stock options	520,446	1,281,446	289,562

Net cash used in financing activities	(6,773,476)	(5,446,269)	(381,673)

Effect of exchange rate changes on cash	1,115,245	276,019	1,181,813

Net (decrease) increase in cash and equivalents	(3,594,989)	13,686,150	(11,328,083)
Cash and equivalents:
Beginning of period	31,502,645	17,816,495	29,144,578

End of period	$27,907,656	$31,502,645	$17,816,495

Supplemental disclosure of cash flow information:
Income taxes paid	$834,000	$28,000	$485,000

Supplemental schedule of noncash investing activities:
Construction in progress included in accrued expenses	$602,892	$—	$—

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

Fiscal Year

The Company’s fiscal year ends on the last Saturday in December. The fiscal year ended December 31, 2005 includes 53 weeks and the fiscal years ended December 30, 2006 and December 25, 2004 each include 52 weeks. The fiscal years ended December 30, 2006, December 31, 2005 and December 25, 2004 are referred to as fiscal years 2006, 2005 and 2004, respectively, herein.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and Kowon Technology Co., Ltd. (Kowon), a majority owned (73%) subsidiary located in Korea. All inter-company transactions and balances have been eliminated. The minority interest in earnings of Kowon is reflected separately in the consolidated statements of operations. Investment in business entities in which the Company does not have control, but has the ability to exercise significant influence over operating and financial policies (generally 20-50 percent ownership interest in common stock), are accounted for by the equity method. Other investments are accounted for by the cost method.

Revenue Recognition

The Company recognizes revenue in accordance with Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 104, “Revenue Recognition” (SAB 104). SAB 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred and services rendered; (3) the price to the buyer is fixed or determinable; and (4) collectibility is reasonably assured. The Company does not recognize revenue for products prior to customer acceptance unless it believes the product meets all customer specifications and the Company has a history of consistently achieving customer acceptance of the product. Provisions for product returns and allowances are recorded in the same period as the related revenues. The Company analyzes historical returns, current economic trends and changes in customer demand and acceptance of product when evaluating the adequacy of sales returns and other allowances. Certain product sales are made to distributors under agreements allowing for a limited right of return on unsold products. Sales to distributors are primarily made for sales to the distributor’s customers and not for their stocking of inventory. The Company delays revenue recognition for its estimate of distributor claims of right of return on unsold products based upon its historical experience with the Company’s products and specific analysis of amounts subject to return based upon discussions with the Company’s distributors or their customers.

The Company recognizes revenues from long-term research and development contracts on the percentage-of-completion method of accounting as work is performed, based upon the ratio of costs or hours already incurred to the estimated total cost of completion or hours of work to be performed. Revenue recognized at any point in time is limited to amounts earned under milestones included in contracts, if such provisions exist. The Company accounts for product development and research contracts that have established prices for distinct phases as if each phase were a separate contract. The Company classifies amounts earned on contracts in progress that are in excess of amounts billed as unbilled receivables and amounts received in excess of amounts earned as billings in excess of revenues earned. The Company invoices based on dates specified in the related agreement or in periodic installments based upon our invoicing cycle. Amounts for estimated losses on contracts are recorded when known.

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

Marketable securities consist primarily of commercial paper, medium-term corporate notes, and United States government and agency backed securities. The Company classifies marketable securities included in “Marketable Securities” and the investment in Micrel in “Other Assets” as available-for-sale and accordingly carries them at fair value. Fair value is based upon quoted market prices of the securities. From time to time, the Company uses the funds from matured marketable securities for working capital, capital expenditure and investment purposes. The net unrealized holding losses, recorded in accumulated other comprehensive income, for available-for-sale marketable debt securities at December 30, 2006, December 31, 2005 and December 25, 2004, were $(1,099,762), $(1,445,796) and $(553,531), respectively. The Company records the amortization of premium and accretion of discounts on marketable debt securities in the results of operations.

Investments in available-for-sale marketable debt securities are as follows at December 30, 2006 and December 31, 2005:

	Amortized Cost		Unrealized Gains		Unrealized Losses		Fair Value
	2006	2005	2006	2005	2006	2005	2006	2005
U.S. government and agency backed securities	$63,883,963	$60,296,862	$—	$—	$1,140,921	$1,551,544	$62,743,042	$58,745,318
Corporate debt	14,668,434	29,403,154	41,159	105,748	—	—	14,709,593	29,508,902

Total	$78,552,397	$89,700,016	$41,159	$105,748	$1,140,921	$1,551,544	$77,452,635	$88,254,220

The contractual maturity of the Company’s marketable debt securities is as follows at December 30, 2006:

	Less than One year	One to Five years	Greater than Five years	Total
U.S. government and agency backed securities	$14,815,742	$39,753,740	$8,173,560	$62,743,042
Corporate debt	200,384	6,151,113	8,358,096	14,709,593

Total	$15,016,126	$45,904,853	$16,531,656	$77,452,635

The gross gains and losses realized related to sales of marketable debt securities were not material during fiscal years 2006, 2005 and 2004. The Company uses the specific identification method as a basis for determining cost and calculating realized gains and losses. Included within the category “U.S. government and agency backed securities” is $47,851,932 of securities (at cost) which had unrealized losses of $1,147,914 at December 30, 2006 and whose cost basis exceed their fair market value for at least 12 consecutive months. The Company has concluded that no impairment exist for its marketable debt securities as unrealized losses from fixed income securities are primarily attributable to changes in interest rates and the Company expects these securities to mature at par in 2007.

Inventory

Inventory is stated at the lower of cost (determined on the first-in, first-out or specific identification method) or market and consists of the following at December 30, 2006 and December 31, 2005:

	2006	2005
Raw materials	$7,382,472	$5,434,246
Work-in-process	1,780,408	320,818
Finished goods	2,685,619	3,503,168

	$11,848,499	$9,258,232

Inventory on consignment was $2.0 million and $1.8 million at December 30, 2006 and December 31, 2005, respectively.

Property, plant and equipment

Property, plant and equipment are recorded at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets, generally 3 to 10 years. Leasehold improvements and leased equipment are amortized over the shorter of the term of the lease or the useful life of the improvement or equipment. As discussed below, asset retirement obligations are accrued at the time property, plant and equipment is initially purchased or as such obligations are generated from use.

Intangible Assets

Costs of internally developing, maintaining or restoring intangible assets that are not specifically identifiable, that have indeterminate lives, or that are inherent in a continuing business and related to the Company as a whole are recognized as an expense when incurred. Acquired intangible assets are recorded at fair value. Intangible assets are amortized on a straight-line basis over the estimated useful life unless that life is determined to be indefinite. As of December 30, 2006 and December 31, 2005, all intangible assets were fully amortized.

Product Warranty

The Company generally sells products with a limited warranty of product quality and a limited indemnification of customers against intellectual property infringement claims related to the Company’s products. The Company accrues for known warranty and indemnification issues if a loss is probable and can be reasonably estimated, and accrues for estimated incurred but unidentified issues based on historical activity. As of December 30, 2006 and December 31, 2005, the Company had a warranty reserve of $1.0 million. For the fiscal years 2006, 2005 and 2004 its warranty expense was approximately $0.4 million, $0.8 million, and $1.0 million, respectively.

Asset Retirement Obligations

As of December 31, 2005, the Company adopted FASB Interpretation No. 47 (FIN 47) “Accounting for Conditional Asset Retirement Obligations—an interpretation of Statement of Financial Accounting Standards No. 143”. This interpretation clarifies the timing of liability recognition for legal obligations associated with an asset’s retirement when the timing and/or method of settling the obligation are conditional on a future event that may or may not be within the control of the Company. As a result of the adoption of FIN 47, the Company recorded assets and asset retirement obligations (ARO) liabilities of $0.7 million, which represent the asset retirement obligations at December 31, 2005. The Company also recorded an accumulated depreciation charge of $0.4 million, which represents the cumulative amortization of the capitalized long-lived asset associated with this obligation as of December 31, 2005. The Company estimated the ARO using a discounted cash flow model that considered the Company’s cost of capital as well as increases in costs prior to settlement of the obligations and considered the probability that performance would be required.

2006
Beginning balance as of January 1, 2006	$740,000
Additions liabilities incurred	—
Payment to settle liabilities	—
Accretion	32,197

Ending balance as of December 30, 2006	$772,197

Income Taxes

The consolidated financial statements reflect provisions for federal, state, local and foreign income taxes. The Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as operating loss and tax credit carryforwards. The Company measures deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and carryforwards are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company provides valuation allowances if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

Foreign Currency

Assets and liabilities of non-U.S. operations where the functional currency is something other than the U.S. dollar, are translated from the functional currency into U.S. dollars at year end exchange rates, and revenues and expenses at average rates prevailing during the year. Resulting translation adjustments are accumulated as part of accumulated other comprehensive income and aggregated $3,679,146 and $2,514,660 of unrealized gain at December 30, 2006 and December 31, 2005, respectively. Transaction gains or losses are recognized in income or loss currently. The Company recognized net currency transaction losses of $773,203, $225,700, and $1,009,317 during fiscal years 2006, 2005 and 2004, respectively.

Net (Loss) Income Per Share

Basic net (loss) income per share is computed using the weighted average number of shares of common stock outstanding during the period less any unvested restricted shares. Diluted net income per share is computed using the weighted average number of common shares and potential common shares outstanding during the period using the treasury stock method. Potential common shares have not been included in any periods in which the effect would be anti-dilutive. For the fiscal year 2005, 545,675 common share equivalents, are included in the diluted earnings per share calculation from the assumed exercise of outstanding stock options and repurchases under the treasury stock method. For the fiscal years 2006 and 2004, stock options and unvested shares aggregating 9,112,999, and 8,698,432 shares, respectively, were outstanding but not included in the computation of diluted earnings per share as the inclusion would be anti-dilutive.

Concentration of Credit Risk

The Company primarily invests its excess cash in government backed and corporate financial instruments management believes to be of high credit worthiness, which bear lower levels of relative credit risk. The Company sells its products to customers worldwide and generally does not require collateral. The Company maintains a reserve for potential credit losses.

Fair Value of Financial Instruments

Financial instruments consist of current assets (except inventories, income tax receivables and prepaid assets) and certain current liabilities. Current assets and current liabilities are carried at cost, which approximates fair value.

Stock-Based Compensation

The Company has stock-based awards outstanding under several plans. The Company’s 1992 Stock Option Plan (the 1992 Plan), which expired on December 31, 2001, permitted the granting of both nonqualified stock options and incentive stock options and authorized 15,000,000 shares of common stock (including shares issued upon exercise of options granted pursuant to the Company’s 1985 Stock Option Plan). In 2001, the Company adopted a 2001 Equity Incentive Plan (the Equity Plan) and a 2001 Supplemental Equity Plan (the Supplemental Plan). The Equity Plan was approved by shareholders and the Supplemental Plan was approved by the Board of Directors of the Company. The Equity Plan, as amended, permits the granting of both nonqualified and incentive stock options and restricted stock awards. The Equity Plan authorized 5,000,000 shares of common stock, which may be issued to employees, non-employees, and members of the Board of Directors (the Board). The Supplemental Plan authorized 1,300,000 shares of common stock, which may be issued to employees and only permits the issuance of nonqualified stock options and restricted common stock awards. The option price of incentive stock options shall not be less than 100% of the fair market value of the stock at the date of grant, or in the case of certain incentive stock options, at 110% of the fair market value at the time of the grant. Options must be exercised within a ten-year period or sooner if so specified within the option agreement. The term and vesting period for restricted stock awards and options granted under the Equity Plan and the Supplemental Plan are determined by the Board’s compensation committee. Nonvested stock awards and the options granted generally vest over either two or four year service periods, although the vesting of some awards may accelerate if certain conditions are met.

Prior to January 1, 2006, the Company accounted for its equity-based compensation plans under the recognition and measurement provision of APB Opinion No. 25, (APB 25) “Accounting for Stock Issued to Employees” and related Interpretations, as permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), (SFAS 123R) “Share-Based Payment” using the modified prospective application transition method. Under this transition method, compensation cost recognized includes compensation costs for all share-based payments granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all share-based payments granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Accordingly, prior period amounts have not been restated.

In November 2005, the FASB issued FASB Staff Position (FSP) FAS 123R-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (FAS 123R-3). Effective upon issuance, this FSP describes an alternative transition method for calculating the tax effects of stock-based compensation to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and the statement of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS No. 123R. During the year ended December 30, 2006, the Company elected the “Long” method, as defined in the FAS 123R-3. In addition, in accordance with SFAS No. 123R, SFAS No. 109 and EITF Topic D-32, “Intraperiod Tax Allocation of the Tax Effect of Pretax Income from Continuing Operations”, the Company has elected to recognize excess income tax benefits from stock option exercises in additional paid-in capital only if an incremental income tax benefit would be realized after considering all other tax attributes presently available to the Company. The Company measures the tax benefit associated with excess tax deductions related to stock-based compensation expense by multiplying the excess tax deductions by the statutory tax rates.

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option-pricing model using the assumptions noted in the following table. These assumptions are highly subjective and require the exercise of management judgment. Management must also apply judgment in developing an estimate of awards that may be forfeited. If the actual experience differs significantly from the estimates and the Company chooses to employ different assumptions in the future, the stock-based compensation expense that the Company records in future periods may differ materially from that recorded in the current period. Expected volatility is based on historical volatility of the Company’s common stock. The Company uses historical data to estimate option exercises and employee terminations used in the model; separate groups of employees who have similar historical exercise behavior are considered separately. The expected term of options granted is derived based on historical exercise patterns and represents the period of time that options granted are expected to be outstanding. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the following assumptions used for grants in fiscal years 2005 and 2004. There were no grants of stock options in fiscal year 2006.

	Fiscal Year
	2005	2004
Dividend yields	0%	0%
Expected volatility	98.02%	103.25%
Risk free interest rates	4.35%	4.22%
Expected lives in years	6	4

As a result of adopting SFAS 123R, the Company’s income before provision for income taxes and net income for the fiscal year ended December 30, 2006 is approximately $1.8 million lower than if the Company had continued to account for share-based compensation under APB 25. Basic and diluted earnings per share for fiscal year 2006 would have been $0.03 higher if the Company had not adopted SFAS 123R, and continued to account for stock awards under APB 25.

The following table illustrates the effect on the net income and net income per share had we used the fair-value recognition provisions of SFAS No. 123, and its amendment to measure employee stock compensation for the comparable periods in fiscal 2005 and 2004.

	Fiscal Year
	2005	2004
Net income (loss), as reported	$10,504,410	$(15,372,587)
Add: Compensation expense included in net income (loss), as reported	2,047,124	2,963,219
Less: Total stock-based employee compensation expense determined under fair-value based method for all awards	(4,167,443)	(10,524,077)

Pro forma net income (loss)	$8,384,091	$(22,933,445)

Earnings (loss) per share:
Basic, as reported	$0.15	$(0.22)

Basic, pro forma	$0.12	$(0.33)

Diluted, as reported	$0.15	$(0.22)

Diluted, pro forma	$0.12	$(0.33)

The following table summarizes information about stock options outstanding and exercisable at December 30, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$.01—$3.55	369,649	4.52	$3.17	270,899	2.89	$3.06
$3.75—$4.97	2,030,788	4.62	4.37	1,893,888	4.30	4.42
$5.00—$9.95	2,168,292	4.44	6.19	1,959,016	4.13	6.28
$10.00—$13.00	1,611,620	4.36	11.33	1,561,620	4.21	11.37
$14.31—$44.88	2,049,400	3.79	22.58	2,049,400	3.79	22.58

	8,229,749	4.31	$10.69	7,734,823	4.06	$11.06

Aggregate instrinsic value on December 30, 2006	$147,037			$138,375

A summary of award activity under the stock option plans as of December 30, 2006 and changes during the twelve month period is as follows:

	Fiscal Year
	2006		2005		2004
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Balance, beginning of year	8,937,018	$10.61	9,329,487	$10.82	9,448,347	$10.81
Options granted	—	—	548,950	4.82	161,000	4.82
Options forfeited/cancelled	(545,344)	10.20	(569,799)	12.87	(198,455)	8.24
Options exercised	(161,925)	3.21	(371,620)	3.44	(81,405)	3.40

Balance, end of year	8,229,749	$10.69	8,937,018	$10.61	9,329,487	$10.82

Exercisable, end of year	7,734,823		7,785,862		7,788,275

A summary of options vested and expected to vest at December 30, 2006 is as follows:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options vested at year end	7,734,823	$11.06	$138,375
Options expected to vest, at year end	476,403	5.02	7,612

Options vested and expected to vest	8,211,226	$10.71	$145,987

The weighted-average fair value on the grant date was $2.82 for 2005 and $3.49 for 2004. No stock options were issued in 2006. The intrinsic value of options exercised in 2006, 2005 and 2004 was approximately $162,000, $1,025,000, and $242,000, respectively.

Cash received from option exercises under all share-based payment arrangements was approximately $0.5 million for fiscal year 2006. No tax benefits were realized during this period due to the existence of tax net operating loss carryforwards.

The Company has issued shares of nonvested restricted common stock to certain employees. Each award requires the employee to fulfill certain obligations, including remaining employed by the Company for two or four years (the vesting period). However, 188,000 of the outstanding shares will vest immediately if the Company achieves profitability in 2007.

A summary of the activity for nonvested restricted common stock awards as of December 30, 2006 and changes during the twelve months then ended is presented below:

	Shares	Weighted Average Grant Fair Value
Balance, January 1, 2006	467,750	$5.44
Granted	596,750	3.41
Forfeited	(26,750)	5.34
Vested	(154,500)	5.45

Balance, December 30, 2006	883,250	$4.07

The following table summarizes stock-based compensation expense related to employee stock options and nonvested stock awards for the fiscal year 2006 (no tax benefits were recognized):

2006
Cost of product revenues	$511,738
Research and development	294,702
Selling, general and administrative	1,983,218

Total	$2,789,658

The total unrecognized compensation cost related to nonvested stock awards is expected to be recognized over a weighted average period of 3 years. The total unrecognized compensation cost is as follows at December 30, 2006 and December 31, 2005:

	2006	2005
Stock option awards	$1,337,986	$3,086,650
Nonvested stock awards	3,523,781	2,689,048

	$4,861,767	$5,775,698

Deferred Compensation

Deferred compensation is related to compensatory common stock awards under the Company’s 1992 Stock Option Plan and its 2001 Equity Incentive Plan and is amortized over vesting periods ranging from two to four years. For awards that contain terms that accelerate vesting, the Company recognizes the cost when it is probable that such conditions will be met. On January 1, 2006, upon adoption of SFAS 123R, deferred compensation was reclassified into additional paid-in-capital.

Comprehensive (Loss) Income

Comprehensive (loss) income is the total of net income (loss) and all other non-owner changes in equity including such items as unrealized holding gains (losses) on marketable equity and debt securities classified as available-for-sale and foreign currency translation adjustments.

The components of accumulated other comprehensive income are as follows:

	Cumulative Translation Adjustment	Unrealized Holding Gain (Loss) on Marketable Securities	Accumulated Other Comprehensive Income
Balance as of December 31, 2003	$648,536	$2,565,302	$3,213,838
Changes during year	1,532,164	(2,375,035)	(842,871)

Balance as of December 25, 2004	2,180,700	190,267	2,370,967
Changes during year	333,960	(582,686)	(248,726)

Balance as of December 31, 2005	2,514,660	(392,419)	2,122,241
Changes during year	1,164,486	(341,629)	822,857

Balance as of December 30, 2006	$3,679,146	$(734,048)	$2,945,098

Impairment Charge

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company periodically reviews the carrying value of our long-lived assets to determine if facts and circumstances suggest that they may be impaired or that the amortization or depreciation period may need to be changed. The carrying value of a long-lived asset is considered impaired when the anticipated identifiable undiscounted cash flows from such asset are less than its carrying value. For assets that are to be held and used, impairment is measured based upon the amount by which the carrying amount of the asset exceeds its fair value. During fiscal 2004, the Company recognized a $5.3 million impairment charge related to assets held for use or being transferred to the KoBrite joint venture. The carrying value of the Company’s long-lived assets was $17.4 million at December 30, 2006.

Recent Accounting Pronouncements

Effective January 1, 2006 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), which requires the recognition of compensation cost for all share-based payments (including employee stock options) at fair value. The Company adopted SFAS No.123R using the modified prospective application transition method. Under this method, compensation cost is recognized for the unvested portion of share-based payments granted before December 31, 2005 and all share-based payments granted subsequent to December 31, 2005 over the related vesting period. Prior to January 1, 2006 the Company applied the intrinsic values based method prescribed in the Accounting Principle Board Opinion No. 25 in accounting for employee stock-based compensation. Prior period results have not been restated as a result of this change. Due to the adoption of SFAS No. 123R, the Company results from continuing operations for fiscal year 2006 include incremental share-based compensation expense totaling $1.8 million. As such, basic and fully diluted earnings per share from continuing operations were impacted by $0.03 in fiscal year 2006.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination. If the tax position is deemed more-likely-than-not to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. The Company adopted FIN 48 as of the beginning of fiscal 2007. The adoption of FIN 48 did not have a material impact on the Company’s consolidated results of operations or financial condition.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which enhances existing guidance for measuring assets and liabilities at fair value. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. SFAS No. 157 is effective as of the beginning of the Company’s fiscal 2008. The Company is currently assessing the impact, if any, that SFAS No. 157 will have on the results of its operations, financial position or cash flows.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides specific guidance on the process of quantifying financial statement misstatements. The Company applied the provisions of SAB 108 in the year ended December 30, 2006. The application of SAB 108 had no impact on the Company’s consolidated results of operations or financial condition.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits an entity to choose, at specified election dates, to measure eligible financial instruments and certain other items at fair value that are not currently required to be measured at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those financial years. At the effective date, an entity may elect the fair value option for eligible items that exist at that date. The entity shall report the effect of the first remeasurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. The Company is currently evaluating the impacts and disclosures of this standard, but would not expect SFAS No. 159 to have a material impact on its consolidated results of operations or financial condition.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”. SFAS No. 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for the Company as of the beginning of fiscal 2009, except for the presentation and disclosure requirements which will be applied retrospectively for all periods presented. The Company is currently evaluating the impacts and disclosures of this standard, but would not expect SFAS No. 160 to have a material impact on its consolidated results of operations or financial condition.

Also in December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. SFAS No. 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. It requires acquisition-related costs and restructuring costs that the acquirer expects but is not obligated to incur to be recognized separately from the acquisition. SFAS No. 141(R) modifies the criteria for the recognition of contingencies as of the acquisition date. It also provides guidance on subsequent accounting for acquired contingencies. SFAS No. 141(R) is effective for business acquisitions for which the acquisition date is on or after December 28, 2008. The Company may not apply it before that date. SFAS 141(R) will not impact the Company’s accounting for prior acquisitions.

2. Restatement of Consolidated Financial Statements

On November 1, 2006, in response to a derivative lawsuit filed against the Company, the Board of Directors established a Special Investigation Committee (the Special Committee) to review its historical stock-based awards granting practices (the Internal Review) and accounting.

As a result of the Internal Review, the Company determined that during the period from January 1, 1995 through December 30, 2006 (the “Investigation Period”), the Company i) applied incorrect measurement dates in the accounting for certain stock-based awards and ii) incorrectly accounted for certain stock options that should have been recorded under Emerging Issues Task Force (EITF) 96-18: “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. Accordingly, the Company has restated its beginning accumulated deficit as of January 1, 2004 and its accompanying consolidated financial statements as of December 31, 2005 and for each of the years ended December 31, 2005 and December 25, 2004 to record additional stock-based compensation to correctly account for its stock-based awards and related payroll tax adjustments. The Company has also corrected other previously unrecorded misstatements not related to the accounting for stock-based awards previously deemed to be immaterial.

Stock-Based Compensation Adjustments

For stock-based awards granted during the period January 1, 1995 through December 31, 2005, the accounting principle applied under United States Generally Accepted Accounting Principles (US GAAP) was Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees.” For stock-based awards granted during the period January 1, 2006 through December 30, 2006, the Company applied Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R). APB 25 prescribed that there was a compensation element in a stock option award to an employee if the option exercise price was below the fair market value of the Company’s stock on the measurement date. The measurement date is the date that the number of options the employee was to receive and the option price were known. The Company typically accounted for all stock-based awards to new hires, employees, officers and directors, through December 31, 2005 under APB 25 using the grant date as the measurement date. The Company typically issued stock options with an exercise price equal to the fair market value of its common stock on the recorded grant date, and therefore recorded no stock-based compensation expense. The Company recorded compensation expense for awards of restricted common shares for the fair value of the award on the grant date over the vesting period. The measurement date used when the stock-based award was granted during the Investigation Period is referred to as the Original Measurement Date. If, as a result of its option review, the Company used a different measurement date other than the Original Measurement Date to determine if there was an element of compensation expense in a stock-based award, the new measurement date is referred to as the Revised Measurement Date.

As a result of the Special Committee’s findings and the Company’s own further review of its stock-based award granting practices, it was determined that the measurement dates for certain stock-based awards differed from the recorded grant dates for such grants. In some instances, the Company was only able to locate sufficient evidence to identify the measurement date described in APB 25, the first date on which both the number of shares that an individual employee was entitled to receive and the exercise price were known, within a range of possible dates. As a result, the Company developed a framework to determine the Revised Measurement Date using the best available evidence of the date on which both the number of shares that an individual employee was entitled to receive and the exercise price were known with finality. The information used to identify the Revised Measurement Dates for new hire stock-based awards was available in the respective offer letters and personnel files. For all other awards, the Company used the minutes of the Board of Director meetings, minutes of the Compensation Committee meetings, written consents of the Board of Directors and Compensation Committee, emails, spreadsheets, Form 4 filings with the SEC, and other accounting records to identify the Revised Measurement dates.

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

All Other Stock-Based Awards to Non Officers. The Company determined that the Original Measurement Date could not be relied on for 6.2 million of the 6.4 million stock-based awards granted to non-officer employees because the criteria for measurement date for the awards had not been met under US GAAP then applicable at the Original Measurement Date. The Company determined the Revised Measurement Date for each stock-based award to non-officer employees, other than grants of new hire employee stock-based awards, based upon the following decision matrix which factored in all available evidence. The decision matrix contemplates the strength of the available evidence in supporting the finality of the granting process. If the criteria described below in a particular bullet point was satisfied then the date derived from the information reviewed under that bullet point was the date chosen as the Revised Measurement Date; if not, the Company proceeded to the next bullet point criteria.

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

•

If documentation in the form of a final accounting spreadsheet contained the grantee, the number of stock option awards they were to receive and the exercise price for a significant percentage (defined as containing approximately 90% or more of the total awards to all employees and officers) of employees, the Revised Measurement Date was the date of such documentation. The Company used this criteria to determine the Revised Measurement Date for 1.0 million stock-based awards and to record compensation expense of approximately $5.1 million.

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

•

If documentation in the form of a final accounting spreadsheet contained the grantee, the number of stock option awards they were to receive and the exercise price for a significant percentage (defined as containing approximately 90% or more of the total awards made to all employees and officers) of employees and officers, the Revised Measurement Date was the date of such documentation. The Company used this criteria to determine the Revised Measurement Date for 500,000 stock-based awards and to record compensation expense of approximately $3.4 million.

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

Director Stock-Based Awards. The 1997 Directors Stock Option Plan (the “Directors Plan”), which terminated in 2002, provided for the automatic grant of stock options to the Company’s outside directors, such that the grants require no independent action of the Board of Directors or any committee of the Board of Directors. The Directors Plan permits the issuance of stock options with an exercise price of either the closing price of the Company’s stock on the day before the grant or the closing price of the Company’s stock on the day of grant. The Company identified two awards totaling 300,000 options where the exercise price of the award was the previous day’s closing price. The Company recorded compensation expense of $30,000 for the difference between the previous days closing price and the closing price on the date of grant.

The Compensation Committee also made one award to a Director as an incentive to assist management in increasing the value of the Company. The Company could not locate documents which described the specific services the Director was to perform and accordingly this grant was treated as a non-employee grant. The compensation charge for this grant was $27,000.

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

Tax Adjustments

Withholding Taxes

In addition to the stock-based compensation charges, amounts have also been recorded for tax-related expense related to the stock-based awards. The Company has determined that numerous stock options previously classified as incentive stock options (ISO) did not meet the criteria to qualify as ISOs since they were issued in the money based on the Revised Measurement Dates. As the Company mistakenly believed those options were ISOs, the Company did not withhold and pay certain employee income and payroll taxes on their exercise. Consequently, the Company has recorded additional expense, along with penalties and interest, in the periods of exercise. These expenses have been reversed in the period when the statute of limitations expires. Tax-related liabilities related to the disqualification of the ISO status of stock options and withholding taxes were approximately $80,000 at December 30, 2006.

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

The Company intends to reimburse its employees and former employees the additional taxes arising under Section 409A due to the exercise of certain stock options in 2006. As a result, the Company anticipates incurring expenses of approximately $10,000. In order to avoid future tax consequences of 409A, the Company anticipates executing a tender offer to repurchase options which will give rise to taxes under 409A following the filing of this Form 10-K. The Company estimates the aggregate cash payments to option holders under the program to be in the range of $200,000 to $500,000.

Income Taxes

Due to the Company’s net operating loss position and full valuation against deferred tax assets, there was no income tax impact related to this restatement.

Other Adjustments

The restatement of prior year financial statements includes adjustments in 2005 and 2004 of $372,000 and $303,000, respectively, for other errors identified in the period, however such errors were not previously recorded as the Company concluded the amount of such errors, both individually and in the aggregate, were not material to the consolidated financial statements of any period. These errors related to inventory reserves and incentive and other miscellaneous accruals. In preparation for the adoption of FIN 48, the Company performed a review of its tax attributes and made adjustments to such attributes in the appropriate period. As a result of the valuation allowance against the deferred tax assets there was no impact to the consolidated balance sheet. We corrected certain interim period statements of cash flows to reflect construction in progress accrued but not paid at the end of the period as a non-cash item. The Company also determined we have two reportable segments. Accordingly, the Company has corrected its disclosures in the notes to the Consolidated Financial Statements.

The following reflects the additional stock-based compensation expense, payroll tax expense and other adjustments recorded by the Company for the restatement described above (in thousands):

	Change in Stock-Based Compensation Expense Related to Restatement	Payroll Taxes	Change in Net Loss (Income) Related to Restatement of Stock-Based Compensation	Other Adjustments	Change in Net Loss (Income) Related to Restatement	Stock-Based Compensation Expense, Net of Tax, as Previously Reported	Stock-Based Compensation Expense, Net of Tax, As Restated
1995	$—	$—	$—	$—	$—	$131	$131
1996	197	—	197	—	197	67	264
1997	1,666	103	1,769	—	1,769	76	1,742
1998	1,860	37	1,897	—	1,897	67	1,927
1999	4,646	631	5,277	—	5,277	55	4,701
2000	5,834	2,442	8,276	—	8,276	55	5,889
2001	8,209	582	8,791	—	8,791	55	8,264
2002	6,489	(609)	5,880	—	5,880	—	6,489
2003	5,263	(2,502)	2,761	—	2,761	20	5,283

Cumulative Expense	34,164	684	34,848	—	34,848
2004	2,458	(614)	1,844	(303)	1,541	505	2,963
2005	749	46	795	372	1,167	1,298	2,047
2006(1)	41	4	45	—	45

	$37,412	$120	$37,532	$69	$37,601

(1)	For the period January 1, 2006 to July 1, 2006.

The cumulative impact to net (loss) income for the years ended December 31, 1995 through 2003 is reflected as an increase to additional paid-in-capital of $37.6 million, an increase of deferred compensation of $3.4 million, an increase in other accrued liabilities of $0.7 million, and an increase to accumulated deficit of $34.8 million as of January 1, 2004. The payroll tax adjustment in 2002 includes $383,000 of additional taxes resulting from the failure to withhold taxes upon the exercise of non-qualified option.

Statement of Operations Adjustments

The following tables reconcile the amounts previously reported in the Company’s consolidated statements of operations for the fiscal years ended December 31, 2005 and December 25, 2004 to the corresponding restated amounts, which reflect the restatement adjustments previously described (in thousands, except per share data):

	2005			2004
	As Previously Reported	Adjustment	Restated	As Previously Reported	Adjustment	Restated
Revenues:
Net product revenues	$85,247	$—	$85,247	$85,213	$—	$85,213
Research and development revenues	5,049	—	5,049	2,068	—	2,068

Total revenues	90,296	—	90,296	87,281	—	87,281
Expenses:
Cost of product revenues	54,846	124	54,970	72,227	955	73,182
Research and development—funded programs	6,498	—	6,498	2,340	—	2,340
Research and development—internal	5,539	227	5,766	11,936	758	12,693
Selling, general and administrative	13,653	461	14,114	10,173	(32)	10,141
Other	—	—	—	240	—	240
Impairment charges	518	—	518	5,323	—	5,323

	81,054	812	81,866	102,239	1,681	103,919

Income (loss) from operations	9,242	(812)	8,430	(14,958)	(1,681)	(16,638)
Other income and expense:
Interest income	3,595	—	3,595	2,821	—	2,821
Other income	76	—	76	378	(200)	178
Foreign currency transaction losses	(226)	—	(226)	(1,009)	—	(1,009)
Interest and other expenses	(121)	—	(121)	(70)	—	(70)

	3,324	—	3,324	2,120	(200)	1,920

Income (loss) before income taxes, minority interest in income of subsidiary, equity loss in unconsolidated affiliate and cumulative effect of accounting change	12,566	(812)	11,754	(12,838)	(1,881)	(14,719)
Tax benefit (provision)	192	(354)	(162)	(110)	440	330

Income (loss) before minority interest in income of subsidiary, equity loss in unconsolidated affiliate and cumulative effect of accounting change	12,758	(1,166)	11,592	(12,948)	(1,441)	(14,388)
Minority interest in income of subsidiary	(435)	—	(435)	(106)	—	(106)
Equity loss in unconsolidated affiliate	(209)	—	(209)	(778)	(100)	(878)

Income (loss) before cumulative effect of accounting change	12,114	(1,166)	10,948	(13,832)	(1,541)	(15,373)
Cumulative effect of accounting change	(443)	—	(443)	—	—	—

Net income (loss)	$11,671	$(1,166)	$10,504	$(13,832)	$(1,541)	$(15,373)

Income (loss) before cumulative effect of accounting change per share:
Basic	$0.18	$(0.02)	$0.16	$(0.20)	$(0.02)	$(0.22)
Diluted	$0.17	$(0.01)	$0.16	$(0.20)	$(0.02)	$(0.22)
Cumulative effect of accounting change per share:
Basic	$(0.01)	$—	$(.01)	$—	$—	$—
Diluted	$—	$(.01)	$(.01)	$—	$—	$—
Net income (loss) per share:
Basic	$0.17	$(0.02)	$0.15	$(0.20)	$(0.02)	$(0.22)
Diluted	$0.17	$(0.02)	$0.15	$(0.20)	$(0.02)	$(0.22)
Weighted average number of common shares outstanding:
Basic	69,334	—	69,334	70,052	—	70,052
Diluted	70,223	(344)	69,879	70,052	—	70,052

Balance Sheet Adjustments

The following table reconciles the amounts previously reported in the Company’s consolidated balance sheet as of December 31, 2005 to the corresponding restated amounts, which reflect the restatement adjustments previously described (in thousands):

	December 31, 2005 As Previously Reported	Adjustment	December 31, 2005 Restated
ASSETS
Current assets:
Cash and cash equivalents	$31,503	$—	$31,503
Marketable securities, at fair value	88,254	—	88,254
Accounts receivable, net of allowance of $281,000	7,937	—	7,937
Accounts receivable from unconsolidated affiliates	3,040	—	3,040
Unbilled receivables	2,037	—	2,037
Inventories	9,257	1	9,258
Prepaid taxes	—	434	434
Prepaid expenses and other current assets	1,901	(434)	1,467

Total current assets	143,929	1	143,930
Property, plant & equipment	11,250	—	11,250
Deferred tax asset	—	370	370
Other assets	11,153	(370)	10,783

Total assets	$166,332	$1	$166,333

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,300	$—	$7,300
Accounts payable from unconsolidated affiliates	1,035	—	1,034
Accrued payroll and expenses	2,903	41	2,944
Accrued warranty	1,030	—	1,030
Billings in excess of revenue earned	1,081	—	1,081
Accrued tax	300	157	457
Other accrued liabilities	1,146	(12)	1,134

Total current liabilities	14,795	186	14,981
Asset retirement obligations	740		740
Minority interest	4,338	—	4,338
Commitments and contingencies
Stockholders’ equity:
Preference stock, par value $.01 per share: Authorized 3,000 shares; none issued and outstanding	—	—	—
Common stock, par value $.01 per share: Authorized 120,000,000 shares; issued 71,235,036 shares in 2005	712	—	712
Additional paid-in capital	267,565	37,602	305,167
Deferred compensation	(2,458)	(231)	(2,689)
Treasury stock (1,893,200 shares, at cost)	(7,399)	—	(7,399)
Accumulated other comprehensive income	2,122	—	2,122
Accumulated deficit	(114,082)	(37,556)	(151,638)

Total stockholders’ equity	146,460	(185)	146,275

Total liabilities and stockholders’ equity	$166,332	$1	$166,333

Statement of Cash Flows Adjustments

The following tables reconcile the amounts previously reported in the Company’s consolidated statements of cash flows for the years ended December 31, 2005 and December 25, 2004 to the corresponding restated amounts, which reflect the restatement adjustments previously described (in thousands):

	2005			2004
	As Previously Reported	Adjustment	Restated	As Previously Reported	Adjustment	Restated
Cash flows from operating activities:
Net income (loss)	$11,671	$(1,167)	$10,504	$(13,832)	$(1,541)	$(15,373)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,878	—	3,878	9,523	—	9,523
Amortization of interest premium or discount	202	—	202	456	—	456
Minority interest in losses of subsidiary	435	—	435	106	—	106
Net loss on investment transactions	68	—	68	64	—	64
Losses in unconsolidated affiliates	209	—	209	778	100	878
Stock based compensation	1,298	749	2,047	505	2,458	2,963
Impairment charge	518	—	518	5,323	—	5,323
Change in other non-cash items	(580)	—	(580)	865	—	865
Cumulative effect of accounting change	443	—	443	—	—	—
Changes in assets and liabilities:
Accounts receivable	(3,812)	—	(3,812)	(2,970)	(592)	(3,562)
Inventory	(1,269)	(113)	(1,382)	(1,756)	112	(1,644)
Deferred tax asset	—	(122)	(122)	—	(166)	(166)
Prepaid expenses and other current assets	(1,035)	—	(1,035)	(63)	—	(63)
Accounts payable and accrued expenses	2,557	532	3,089	(4,581)	(437)	(4,943)
Billings in excess of revenue earned	(160)	—	(160)	(138)	—	(138)

Net cash provided by (used in) operating activities	14,423	(121)	14,302	(5,720)	(66)	(5,786)

Cash flows from investing activities:
Proceeds from sale of marketable securities	29,039	—	29,039	40,340	—	40,340
Purchase of marketable securities	(24,318)	—	(24,318)	(44,262)	—	(44,262)
Other assets	(182)	121	(60)	10	166	176
Proceeds from sale of equipment	6,000	—	6,000	100	—	100
Investments in equity and cost basis affiliates	(3,000)	—	(3,000)	(1,338)	(100)	(1,438)
Capital expenditures	(3,107)	—	(3,107)	(1,258)	—	(1,258)

Net cash provided by (used in) investing activities	4,432	121	4,554	(6,409)	66	(6,342)

Cash flows from financing activities:
Treasury stock purchases	(6,728)	58	(6,670)	(671)	—	(671)
Settlement of restricted stock for tax withholding obligations	—	(58)	(58)	—	—	—
Proceeds from exercise of stock options	1,282	—	1,282	289	—	289

Net cash used in financing activities	(5,446)	—	(5,446)	(382)	—	(382)

Effect of exchange rate changes on cash	276	—	276	1,182	—	1,182

Net increase (decrease) in cash and equivalents	13,685	—	13,685	(11,329)	—	(11,329)
Cash and equivalents:			—			—
Beginning of period	17,816	—	17,816	29,144	—	29,144

End of period	$31,503	$—	$31,503	$17,816	$—	$17,816

3. Property, Plant and Equipment

Property, plant and equipment consisted of the following at December 30, 2006 and December 31, 2005:

	Useful Life	2006	2005
Land		$1,024,340	$942,829
Buildings	10 years	2,866,506	2,638,403
Equipment	3-5 years	28,388,300	29,385,422
Leasehold improvements	Life of the lease	10,887,450	10,814,224
Furniture and fixtures	3 years	323,377	315,006
Equipment under construction		6,950,124	2,413,795

		50,440,097	46,509,679
Accumulated depreciation and amortization		(33,085,570)	(35,259,226)

		$17,354,527	$11,250,453

In the fourth quarter of fiscal year 2004, the Company entered into a joint venture, KoBrite, with a Taiwanese-based light emitting diode (LED) manufacturer, Kopin Taiwan Corporation and financial investors, pursuant to which the Company agreed to transfer its CyberLite™ LED technology and production know-how and $3.0 million of cash, which was paid in 2005, for a 23% interest in KoBrite. Subsequent to its formation, KoBrite entered into agreements with the Company to purchase certain equipment for approximately $5.8 million ($6.0 million, net of estimated transfer costs). As a result of these actions, the Company recorded a charge of approximately $2.1 million in the fourth quarter of fiscal year 2004 to reduce the equipment to be sold to its fair value of net $5.8 million. In addition, because the CyberLite LED product line assets were operated in a facility with some of the HBT transistor product line assets, the facility assets (primarily leasehold improvements) were grouped with all HBT product line assets and evaluated for future recovery based on the cash flows anticipated to be generated by the HBT product line assets. Based on this evaluation, the Company recorded, in 2004, a $3.2 million impairment charge to reduce the HBT product line assets to their estimated fair value. The $2.1 million equipment write-down and the $3.2 million impairment charge are shown as a $5.3 million impairment charge in the 2004 consolidated statement of operations.

In January 2006, there was a fire at the Kowon production plant that damaged certain inventories and facilities. The damages were minor and repaired immediately. All damaged property had been insured against accidents, and was covered. As such, an insurance claim was filed, and cash was collected from the insurance carrier in September 2006. A summary of the insurance recovery, the write-offs recorded, and the costs incurred for the clean-up of the involuntary conversion is included below:

Insurance claims recovered		$800,000

Book value of assets written off:
Inventory	(281,000)
Property, Plant & Equipment	(33,000)
Expenditures for repairs of damaged properties	(260,000)

		(574,000)

Gains on insurance settlement		$226,000

During fiscal 2006, the Company recognized disposals of equipment with an original cost basis of $4,200,000, which had $0 net carrying value. Depreciation expense for the fiscal years 2006, 2005 and 2004 was approximately $2,623,283, $3,877,938 and $9,523,191, respectively.

4. Other Assets and Amounts Due To/Due From Affiliates

Other Assets

Other assets consist of the following as of December 30, 2006 and December 31, 2005:

	2006	2005
Marketable Equity Security
Micrel, Inc.	$2,178,142	$4,659,806

Non-Marketable Equity Securities Equity Method Securities
KTC	—	—
KoBrite	4,171,144	2,790,696

Cost Method Securities
Kenet	5,395,905	2,895,905
AWSC	774,588	296,884

Other	201,579	139,375

	$12,721,358	$10,782,666

Marketable Equity Security

As of December 30, 2006 and December 31, 2005, the Company held approximately 200,000 and 400,000 shares of Micrel common stock, respectively, with a market value of approximately $2,178,000 and $4,660,000 at December 30, 2006 and December 31, 2005, respectively, and an adjusted cost basis of approximately $1,812,000 and $3,610,000, respectively. This investment is considered to be an available for sale security and, accordingly, unrealized gains and losses are recorded in other comprehensive income. In the second quarter of 2006, the Company sold 200,000 shares of Micrel common stock for approximately $3,002,000 and recognized a gain of approximately $1,208,000, which is presented in the consolidated statement of operations.

Non-Marketable Securities—Equity Method Investments

As of December 30, 2006, the Company has an approximate 40% interest in Kopin Taiwan Corp (KTC), which is accounted for using the equity method and had a carrying value of $0. The Company is not responsible for providing additional financing to KTC. The Company recorded equity losses in KTC for previous years which brought its investment down to $0. The Company has manufactured products for KTC to sell to its customers and KTC has manufactured product for the Company to sell to the Company’s customers. In addition, the Company provides technical services to KTC and sells raw substrates to KTC.

In February 2005, the Company contributed its CyberLite LED technology, production know-how, and $3.0 million to a joint venture, KoBrite, formed to manufacture and sell LEDs. For its contribution, the Company received a 23% interest in KoBrite. KTC contributed $2.0 million for a 15% interest in KoBrite. Unrelated investors contributed $9.0 million. In the third quarter of 2006, KoBrite had an equity offering and the Company invested an additional approximately $2.0 million in the KoBrite joint venture to retain its approximate proportional interest. Subsequent to its establishment, KoBrite entered into an agreement, which required it to pay the Company a total of $7.5 million for the transfer of certain equipment and the performance of research and training activities. During the fiscal year ended December 25, 2004, the Company recorded an impairment charge of $2.1 million to write down the optical equipment to its estimated $6.0 million fair value less estimated transfer costs. During the year ended December 31, 2005, the Company increased its estimate of costs associated with the sale of the equipment and recorded an additional $0.5 million impairment charge. In addition, included in selling, general and administrative expenses for fiscal year 2005 is a charge of $0.3 million related to equipment which was to be transferred to KoBrite but was damaged in-transit and the Company agreed to reimburse KoBrite for the damaged equipment.

The Company accounts for its ownership interest in KoBrite using the equity method. KoBrite’s results are recorded one quarter in arrears. For the fiscal years 2006, 2005 and 2004, the Company recorded losses of $593,911, $209,304 and $0, respectively, in equity losses in unconsolidated affiliates in the consolidated statement of operations.

Non Marketable Securities — Cost Method Investments

At December 30, 2006, the Company had a cost method investment in Kenet, Inc. with a carrying value of $5,395,905. The Company made investments of $2,500,000 in fiscal year 2006, $1,274,272 in fiscal year 2004 and an aggregate investment of $1,621,633 in fiscal years 2003 and 2002. Because (i) these investments were in preferred stock, (ii) the common stock interests in Kenet were substantive, and (iii) such investments totaled less than 18% of the total common and preferred equity of Kenet, the Company carries its investment in Kenet under the cost method as prescribed by APB 18 “The Equity Method of Accounting for Common Stock” and EITF 02-14 “Whether an Investor Should Apply the Equity Method of Accounting to Investments Other than Common Stock.” On January 30, 2008 Kopin and three other principle investors entered into a loan agreement with Kenet whereby each of the investors committed to loan Kenet up to $1.0 million each through May 28, 2008. The loan agreement provides for interest at the rate of ten percent per annum and provides for the issuance of warrants to purchase Kenet’s common stock. On January 30, 2008 Kenet borrowed $1.2 million under the loan agreement of which $0.3 million came from the Company. The Company has been notified that Kenet anticipates drawing down an additional $1.6 million under the loan agreement in March 2008 of which $0.4 million would be from the Company. The Company’s Chief Executive Officer is a founder and board member of this company and owns approximately 2%. Certain directors and an officer of the Company have also invested in this company and their ownership ranges from 0.1% to 1.0%.

At December 30, 2006, the Company had a $774,588 investment in Advance Wireless Semiconductor Company (AWSC), which the Company accounts for on the cost basis. One of the Company’s Directors is chairman of KTC and owns approximately 1% of the outstanding common stock of KTC. This same Director is a director of AWSC and several other directors and officers own amounts ranging from 0.1% to 0.5% of the outstanding stock of AWSC.

Certain officers and directors have invested in some of the Company’s investee companies, including Micrel. The Company has a loan to a non-officer employee for approximately $171,000 at December 30, 2006, which is due in 2007. Included in other assets are facility lease deposits.

Amounts Due to and Due from Affiliates

The table below shows amounts owed to the Company (receivable), amounts due from the Company (payable), amounts sold by the Company (revenues), and amounts purchased by the Company (purchases) from the indicated affiliate.

	2006		2005
Affiliate	Receivable	Payable	Receivable	Payable
KTC	$478,000	$616,000	$510,000	$703,000
KoBrite	—	—	—	332,000
AWSC	983,000	—	2,530,000	—

Total	$1,461,000	$616,000	$3,040,000	$1,035,000

	2006		2005		2004
	Revenues	Purchases	Revenues	Purchases	Revenues	Purchases
KTC	$39,000	$1,844,000	$302,000	$2,751,000	$2,143,000	$1,822,000
KoBrite	850,000	—	650,000	—	—	—
AWSC	10,065,000	—	6,695,000	—	906,000	—

Total	$10,954,000	$1,844,000	$7,647,000	$2,751,000	$3,049,000	$1,822,000

Summarized financial information for KTC for the fiscal period ended December 31, and for KoBrite for the fiscal period ended September 30, is as follows:

	2006	2005	2004
Current assets	$15,548,000	$14,456,000	$9,322,000
Non current assets	26,863,000	24,795,000	19,574,000
Current liabilities	6,839,000	4,043,000	940,000
Non current liabilities	1,227,000	2,832,000	6,254,000
Revenues	5,715,000	2,930,000	3,548,000
Margin loss	(1,766,000)	(808,000)	(1,037,000)
Loss from operations	(6,018,000)	(3,990,000)	(3,188,000)
Net loss	$(5,937,000)	$(3,819,000)	$(3,162,000)

5. Stockholders’ Equity

The Company had an ongoing authorization, as amended, from the Board of Directors to repurchase the Company’s common stock in open market or negotiated transactions. As of December 30, 2006, the Company had repurchased 3,563,200 shares of its common stock for $14,275,139. During fiscal year 2006, the Company repurchased an aggregate of 1,670,000 shares of its common stock for an aggregate $6,933,899, at an average per share price of $4.15.

In connection with the Company’s employee equity award program, the Company retains an amount of vested restricted stock equal to the employee’s withholding tax requirements. For the years ended December 31, 2006 and December 31, 2005, the Company retained and retired 40,300 shares and 8,181 shares, respectively, from employees in lieu of payment of taxes. Since the Company implemented a restricted stock program it has retained $277,726 of restricted stock in lieu of taxes.

At December 30, 2006, the Company has reserved approximately 1.3 million shares of common stock for issuance under the Company’s stock award plans.

6. Concentrations of Risk

Financial instruments that potentially subject the Company to concentration of credit risk other than marketable securities consist principally of trade accounts receivable. Trade receivables are primarily derived from sales to manufacturers of consumer electronic devices and wireless components or military applications. Ongoing credit evaluations of customers’ financial condition are performed and collateral, such as letters of credit, are generally not required. The following table depicts the customer’s trade receivable balance as a percentage of gross trade receivables as of the end of the year indicated. The symbol “*” indicates that the customer’s trade receivable balance was less than ten percent of gross trade receivables.

	Percent of Gross Trade Receivable
Customer	2006	2005
Skyworks Solutions, Inc.	21%	31%
Advanced Wireless Semiconductor Co.	*	22
DRS	25	16
Samsung Electronics	*	*
Victor Company of Japan (JVC)	*	*
Elcan Texas Optical Technologies.	*	*

Sales to significant customers, for fiscal years 2006, 2005 and 2004, as a percentage of total revenues were as follows: (The symbol “*” indicates that sales to that customer were less than 10% of the Company’s total revenues.)

	Sales as a Percent of Total Revenue
	Fiscal Year
Customer	2006	2005	2004
Skyworks Solutions, Inc.	36%	32%	31%
Advanced Wireless Semiconductor Company	13	*	*
Samsung Electronics	*	15	28
Victor Company of Japan (JVC)	*	13	*
Military Customers (excluding research and development contract revenue)	16	11	*
United States Government Funded Research and Development Contracts	*	*	*

Skyworks Solutions, Inc. (Skyworks Solutions) also uses the foundry services of Advanced Wireless Semiconductor Company (AWSC) to process the Company’s HBT transistor wafers on their behalf. In 2005, the Company began selling HBT transistor wafers directly to AWSC for eventual resale by AWSC to Skyworks Solutions. AWSC also purchases HBT transistor wafers from the Company for the processing and sale to other customers.

7. Income Taxes

As of December 30, 2006, the Company has available for tax purposes federal net operating loss carryforwards (NOL) expiring through 2025. The Company has not historically recorded, nor does it intend to record the tax benefits from stock awards until realized. Unrecorded benefits from stock awards was approximately $14.5 million at each of the years ended 2006 and 2005. The Company has recognized a full valuation allowance on its net United States deferred tax assets due to the uncertainty of realization of such assets. During the fiscal years 2006, 2005 and 2004, the Company reversed $300,000, $400,000 and $300,000, respectively, of tax accruals as a result of the finalization of the Company’s tax filings and the related review period.

Deferred taxes are provided to recognize the effect of temporary differences between tax and financial reporting. The net deferred assets at December 31, 2005 are attributable to our Korean subsidiary, Kowon. Deferred income tax assets and liabilities consist of the following:

	Fiscal Years
	2006	2005
Deferred tax assets:
Federal net operating loss carryforwards	$15,991,000	$17,665,000
State net operating loss carryforwards	1,564,000	1,603,000
Equity awards	8,335,000	7,730,000
Tax credits	4,077,000	3,975,000
Equipment	3,336,000	3,217,000
Investments	4,268,000	3,731,000
Other	7,165,000	6,194,000

Net deferred tax assets	44,736,000	44,115,000
Valuation allowance	(44,736,000)	(43,745,000)

	$0	$370,000

The provision (benefit) for income taxes consists of the following for the fiscal years indicated:

	Fiscal Year
	2006	2005	2004
Current
Federal	$94,000	$157,000	$—
State	53,000	57,000	—
Foreign	(505,000)	470,000	136,000
Utilization (Generation) of NOL	1,713,000	3,864,000	(2,501,000)
Expiration of tax contingencies	(300,000)	(400,000)	(300,000)

Deferred
Federal	(2,034,000)	(301,000)	(3,043,000)
State	(178,000)	(26,000)	(273,000)
Foreign	(5,000)	(122,000)	(166,000)
Tax credits	(102,000)	(300,000)	—

Change in valuation allowance	991,000	(3,237,000)	5,817,000

	$(273,000)	$162,000	$(330,000)

The actual income tax benefits reported from operations are different than those which would have been computed by applying the federal statutory tax rate to loss before income tax benefit. A reconciliation of income tax benefit as computed at the U.S. Federal statutory income tax rate to the provision for income tax benefit is as follows:

	Fiscal Year
	2006	2005	2004
Tax provision (benefit) at U.S. statutory rates	$(816,000)	$4,120,000	$(5,680,000)
Foreign tax rate difference	(263,000)	(332,000)	(130,000)
Nondeductible expenses	98,000	7,000	7,000
Expiration of Contingencies	(300,000)	(400,000)	(300,000)
Other, net	17,000	4,000	(44,000)
Change in valuation allowance	991,000	(3,237,000)	5,817,000

	$(273,000)	$162,000	$(330,000)

Pre-tax foreign (losses) earnings were approximately $(804,000), $2,151,000 and $396,000 for the fiscal years 2006, 2005 and 2004, respectively. The Company has not received any remittance of any earnings from its foreign operations nor does it intend to in the foreseeable future. Accordingly, U.S. income taxes were not provided for approximately $6.9 million of undistributed earnings of the Company’s Korean subsidiary. The Company intends to reinvest these earnings for the foreseeable future. If the Company were to receive dividends, such earnings may be subject to tax at such time.

8. Accrued Warranty

The Company warrants its products against defect for 12 months. A provision for estimated future costs and estimated returns for credit relating to warranty is recorded in the period when the product is shipped and revenue is recognized, and is updated as additional information becomes available. The Company’s estimate of future costs to satisfy warranty obligations is based primarily on historical warranty expense experienced and a provision for potential future product failures. Changes in the accrued warranty for 2006 and 2005 are as follows:

	Twelve months Ended
	December 30, 2006	December 31, 2005
Beginning Balance	$1,030,000	$1,030,000
Additions	373,000	772,000
Claim and reversals	(373,000)	(772,000)

Ending Balance	$1,030,000	$1,030,000

9. Employee Benefit Plan

The Company has an employee benefit plan pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended. The plan allows employees to defer an amount of their annual compensation up to a current maximum of $15,000. The Company will match 50% of all deferred compensation up to a maximum of 3% of each employee’s annual compensation. The amount charged to operations in connection with this plan was approximately $190,000, $170,000 and $234,000 in fiscal years 2006, 2005 and 2004, respectively.

10. Commitments

Leases

The Company leases facilities located in Taunton and Westborough, Massachusetts, and Scotts Valley, California, under non-cancelable operating leases. The Taunton leases expire in 2012 and 2010. The Taunton lease which expires in 2010 may be extended for two additional 10 year periods. The Westborough lease expires in 2012. The Scotts Valley lease terminates in 2012. Substantially all real estate taxes, insurance and maintenance expenses under these leases are the Company’s obligations and are expensed as incurred and were immaterial. The following is a schedule of minimum rental commitments under non-cancelable operating leases at December 30, 2006:

Fiscal Year ending,	Amount
2007	1,264,130
2008	1,399,445
2009	1,332,104
2010	1,115,685
2011	1,017,757
Thereafter	502,515

Total minimum lease payments	$6,631,636

Amounts incurred under operating leases are recorded as rent expense on a straight line basis and aggregated approximately $1.5 million in fiscal years 2006, 2005 and 2004.

Other Agreements

The Company has entered into various license agreements which require payment of royalties based upon a set percentage of product sales, subject in some cases, to certain minimum amounts. Total royalty expense approximated $27,000, $15,000 and $15,000, respectively, in fiscal years 2006, 2005 and 2004.

In December 2005, the Company amended a purchase and supply agreement with a significant HBT customer that now expires in July 2008, excluding a last time buy option contained in the agreement. Under the terms of this agreement, the Company agreed to maintain capacity levels for manufacturing HBT wafers and the Company committed to a pricing schedule under certain circumstances. The agreement also requires the Company to give prior notice if the Company exits its HBT product line. In consideration for this agreement, the customer agreed to source 100% of its HBT wafer needs from the Company subject to the customer’s right to source HBT wafers from other sources if the Company is unable to meet their requirements under certain circumstances. The Company agreed that failure to meet its supply obligations under the agreement would allow the Company’s customer to obtain court ordered specific performance and if the Company does not perform it could then be liable for monetary damages up to a maximum of $45.0 million.

11. Litigation

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

Due to the inherent uncertainties of litigation, the Company cannot predict the outcome of the Securities Law Action and the derivative lawsuits at this time, and can give no assurance that the claims will not have a material adverse affect on its financial position or its results of operations.

The Company is engaged in other legal proceedings arising in the ordinary course of business. Management believes the ultimate outcome of these proceedings will not have a material adverse impact on the Company’s consolidated financial position, results of operations or cash flows. No amounts have been recorded in the consolidated financial statements related to contingencies.

12. Segments and Geographical Information (As Restated)

The Company’s chief operating decision maker is its Chief Executive Officer. The Company’s chief operating decision maker evaluates the operating results of the Company’s reportable segments based on revenues and net income (loss).

The Company operates in two reportable segments, Kopin US, which includes the operations in the United States and the Company’s equity method investments, and Kowon. In prior years the Company disclosed one reportable segment and prior periods have been corrected to conform to the current year presentations. The following table presents the Company’s reportable segment results for the years ended December 30, 2006, December 31, 2005, and December 25, 2004:

	Kopin US	Kowon	Adjustments	Total
2006
Revenues	$65,083,000	$8,945,000	$(2,937,000)	$71,091,000
Net income (loss)	(1,404,000)	(659,000)	(86,000)	(2,149,000)
Total Assets	146,177,000	21,534,000	(6,298,000)	161,413,000

2005
Revenues	$75,988,000	$26,331,000	$(12,023,000)	$90,296,000
Net income (loss)	8,561,000	1,704,000	239,000	10,504,000
Total Assets	150,804,000	20,531,000	(5,001,000)	166,334,000

2004
Revenues	$61,751,000	$30,565,000	$(5,035,000)	$87,281,000
Net income (loss)	(15,659,000)	735,000	(449,000)	(15,373,000)
Total Assets	143,864,000	17,577,000	(4,989,000)	156,452,000

The adjustments to reconcile to the consolidated financial statement total revenue, net income (loss) and total assets include the elimination of intercompany sales, minority interest in income (loss) of subsidiary and elimination of intercompany receivables.

Geographical revenue information for the three years ended December 30, 2006, December 31, 2005 and December 25, 2004 was based on the location of the customers and is as follows:

	Fiscal Year
	2006		2005		2004
	Revenue	% of Total	Revenue	% of Total	Revenue	% of Total
Asia-Pacific	$24,858,000	35%	$39,730,000	44%	$43,640,000	50%
Americas	46,233,000	65%	50,566,000	56%	43,641,000	50%

	$71,091,000	100%	$90,296,000	100%	$87,281,000	100%

Revenues by product group consisted of approximately the following:

	Fiscal Year
	2006	2005	2004
III-V	$43,931,000	$42,705,000	$38,172,000
Display	27,160,000	47,591,000	49,109,000

Total revenues	$71,091,000	$90,296,000	$87,281,000

Long-lived assets by geographic area are as follows:

	Fiscal Years
	2006	2005
United States of America	$13,479,912	$7,638,755
Republic of Korea	3,874,615	3,611,698

	$17,354,527	$11,250,453

13. Selected Quarterly Financial Information (Unaudited)

The following tables present Kopin’s quarterly operating results for the fiscal years ended December 30, 2006 and December 31, 2005. The information for each of these quarters is unaudited and has been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, all necessary adjustments, consisting only of normal recurring adjustments, have been included to present fairly the unaudited consolidated quarterly results when read in conjunction with Kopins’ audited consolidated financial statements and related notes. These operating results are not necessarily indicative of the results of any future period.

Quarterly Periods During Fiscal Year Ended December 30, 2006:

	Three months ended April 1, 2006(1)	Three months ended July 1, 2006(1)	Three months ended September 30, 2006	Three months ended December 30, 2006
	(In thousands, except per share data)
Revenue	$18,690	$18,865	$15,704	$17,832
Gross profit(3)	4,020	5,256	3,010	4,324
Net (loss) income	$(57)	$1,673	$(884)	$(2,882)
Net income (loss) per share(2):
Basic	$0.00	$0.02	$(0.01)	$(0.04)
Diluted	$0.00	$0.02	$(0.01)	$(0.04)
Shares used in computing net (loss) income per share:
Basic	68,783	68,268	67,798	67,408
Diluted	68,783	68,335	67,798	67,408

(1)	As restated, to give effect to the adjustments discussed in Note 2 to the Consolidated Financial Statements.
(2)	Net income (loss) per share is computed independently for each of the quarters presented; accordingly, the sum of the quarterly net income (loss) per share may not equal the total computed for the year.
(3)	Gross profit is defined as net product revenue less cost of product revenues.

KOPIN CORPORATION

Notes to Consolidated Financial Statements (Continued)

(13) Quarterly Financial Information (unaudited) (Continued)

	Three months ended March 26, 2005(1)	Three months ended June 25, 2005(1)	Three months ended September 24, 2005(1)	Three months ended December 31, 2005(1)
	(In thousands, except per share data)
Total revenues	$18,904	$21,038	$25,416	$24,939
Gross profit(3)	6,347	7,228	8,355	8,346
Income before cumulative effect of accounting change	943	1,672	5,032	3,300
Net income	$943	$1,672	$5,032	$2,857
Income per share before cumulative effect of accounting change
Basic	$0.02	$0.02	$0.07	$0.05
Diluted	$0.02	$0.02	$0.07	$0.05
Net income per share(2):
Basic	$0.01	$0.02	$0.07	$0.04
Diluted	$0.01	$0.02	$0.07	$0.04

Shares used in computing net income per share:
Basic	70,039	69,520	68,918	68,857
Diluted	70,143	69,604	69,810	69,960

(1)	As restated, to give effect to the adjustments discussed in Note 2 to the Consolidated Financial Statements.
(2)	Net income per share is computed independently for each of the quarters presented; accordingly, the sum of the quarterly net income per share may not equal the total computed for the year.
(3)	Gross profit is defined as net product revenues less cost of product revenues.

KOPIN CORPORATION

Notes to Consolidated Financial Statements (Continued)

(13) Quarterly Financial Information (unaudited) (Continued)

The effects of the restatement are as follows:

July 1, 2006

	As Previously Reported	Adjustments	As Restated
	(In thousands)
Balance Sheet
Assets
Current assets:
Cash and cash equivalents	$26,338	$—	$26,338
Marketable securities at fair value	85,429	—	85,429
Accounts receivable, net	9,718	(61)	9,657
Accounts receivable from unconsolidated affiliates	3,772	—	3,772
Unbilled receivables	1,697	—	1,697
Inventory, net	8,011	—	8,011
Prepaid expenses and other current assets	1,707	—	1,707

Total current assets	136,671	(61)	136,610
Property, plant and equipment, net	14,774	—	14,774
Deferred tax asset	—	370	370
Other assets	10,759	(370)	10,389

Total assets	$162,205	$(61)	$162,144

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,695	$—	$6,695
Accounts payable to unconsolidated affiliates	504	—	504
Accrued payroll and expenses	1,973	45	2,018
Accrued warranty	1,030	—	1,030
Billings in excess of revenue earned	1,063	—	1,063
Accrued tax	97	157	254
Other accrued liabilities	1,205	—	1,205

Total current liabilities	12,567	202	12,770
Asset retirement obligations	756	—	756
Minority interest in subsidiary	4,347	—	4,347
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—	—
Common stock	713	—	713
Additional paid-in capital	266,547	37,630	304,178
Treasury stock	(12,117)	—	(12,117)
Accumulated other comprehensive income	1,520	—	1,520
Accumulated deficit	(112,128)	(37,894)	(150,022)

Total stockholders’ equity	144,535	(263)	144,272

Total liabilities and stockholders’ equity	$162,205	$(61)	$162,144

KOPIN CORPORATION

Notes to Consolidated Financial Statements (Continued)

(13) Quarterly Financial Information (unaudited) (Continued)

Three months ended July 1, 2006

	As Previously Reported	Adjustments	As Restated
	(In thousands, except per share data)
Statement of operations
Revenues:
Net product revenue	$18,117	$(61)	$18,056
Research and development revenues	809	—	809

Total revenues	18,926	(61)	18,865

Expenses:
Cost of product revenues	12,792	8	12,801
Research and development—funded	1,430	—	1,430
Research and development—internal	1,111	9	1,120
Selling, general, and administration	3,940	124	4,064

Total operating expenses	19,274	141	19,415
Income from operations	(347)	(203)	(550)
Other income and expense:

Interest income	1,190	—	1,190
Other income	32	—	32
Gain on sale of Micrel common stock	1,208	—	1,208
Foreign currency transaction (losses) gains	(143)	—	(143)
Interest and other expense	(24)	—	(24)

	2,263	—	2,263
Income before income taxes, minority interest in loss of subsidiary and equity loss in unconsolidated affiliate	1,916	(203)	1,713
Income tax provision	(14)	—	(14)

Income before minority interest in loss of subsidiary and equity loss in unconsolidated affiliate	1,902	(203)	1,699
Minority interest in loss of subsidiary	81	—	81
Equity loss in unconsolidated affiliate	(106)	—	(106)

Net income	$1,877	$(203)	$1,674

Net income per share:
Basic	$0.03	$(0.01)	$0.02
Diluted	$0.03	$(0.01)	$0.02

Shares used in computing net income per share:
Basic	68,268	—	68,268
Diluted	68,565	(230)	68,335

KOPIN CORPORATION

Notes to Consolidated Financial Statements (Continued)

(13) Quarterly Financial Information (unaudited) (Continued)

April 1, 2006

	As Previously Reported	Adjustments	As Restated
	(In thousands)
Balance Sheet
Assets
Current assets:
Cash and cash equivalents	$29,408	$—	$29,408
Marketable securities at fair value	88,114	—	88,114
Accounts receivable, net	7,145	—	7,145
Accounts receivable from unconsolidated affiliates	3,958	—	3,958
Unbilled receivables	2,202	—	2,202
Inventory, net	8,374	—	8,374
Prepaid expenses and other current assets	2,122	—	2,122

Total current assets	141,323	—	141,323
Property, plant and equipment, net	13,072	—	13,072
Deferred tax asset	—	370	370
Other assets	12,284	(370)	11,914

Total assets	$166,679	$—	$166,679

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,212	$—	$7,212
Accounts payable to unconsolidated affiliates	2,120	—	2,120
Accrued payroll and expenses	2,878	43	2,921
Accrued warranty	1,030	—	1,030
Billings in excess of revenue earned	1,032	—	1,032
Accrued tax	107	157	264
Other accrued liabilities	951	—	951

Total current liabilities	15,330	200	15,530
Asset retirement obligations	748	—	748
Minority interest in subsidiary	4,349	—	4,349
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—	—
Common stock	713	—	713
Additional paid-in capital	265,873	37,491	303,364
Treasury stock	(9,939)	—	(9,939)
Accumulated other comprehensive income	3,609	—	3,609
Accumulated deficit	(114,004)	(37,691)	(151,695)

Total stockholders’ equity	146,252	(200)	146,052

Total liabilities and stockholders’ equity	$166,679	$—	$166,679

KOPIN CORPORATION

Notes to Consolidated Financial Statements (Continued)

(13) Quarterly Financial Information (unaudited) (Continued)

Three months ended April 1, 2006

	As Previously Reported	Adjustments	As Restated
	(In thousands, except per share data)
Statement of operations
Revenues:
Net product revenue	$16,946	$—	$16,946
Research and development revenues	1,744	—	1,744

Total revenues	18,690	—	18,690

Expenses:
Cost of product revenues	12,916	10	12,926
Research and development—funded	1,215	—	1,215
Research and development—internal	1,682	8	1,690
Selling, general, and administration	3,567	117	3,684
Impairment charge	—	—	—

Total operating expenses	19,380	135	19,516
Income from operations	(691)	(135)	(826)
Other income and expense:
Interest income	1,179	—	1,179
Other income	—	—	—
Foreign currency transaction (losses) gains	(338)	—	(338)
Interest and other expense	(11)	—	(11)

	830	—	830
Income before income taxes, minority interest in loss of subsidiary and equity loss in unconsolidated affiliate	139	(135)	4
Income tax benefit	42	—	42

Income before minority interest in loss of subsidiary and equity loss in unconsolidated affiliate	181	(135)	46
Minority interest in loss of subsidiary	169	—	169
Equity loss in unconsolidated affiliate	(272)	—	(272)

Net income (loss)	$78	$(135)	$(57)

Net income (loss) per share:
Basic	$0.00	$0.00	$0.00
Diluted	$0.00	$0.00	$0.00

Shares used in computing net income (loss) per share:
Basic	68,783	—	68,783
Diluted	69,165	(382)	68,783

KOPIN CORPORATION

Notes to Consolidated Financial Statements (Continued)

(13) Quarterly Financial Information (unaudited) (Continued)

Three months ended December 31, 2005

	As Previously Reported	Adjustments	As Restated
	(In thousands, except per share data)
Statement of operations
Revenues:
Net product revenue	$23,493	$—	$23,493
Research and development revenues	1,446	—	1,446

Total revenues	24,939	—	24,939

Expenses:
Cost of product revenues	15,140	7	15,147
Research and development—funded	1,692	—	1,692
Research and development—internal	1,752	9	1,761
Selling, general, and administration	3,783	15	3,797
Impairment charge	—	—	—

Total operating expenses	22,366	31	22,397
Income from operations	2,573	(31)	2,542
Other income and expense:
Interest income	1,064	—	1,064
Other income	53	—	53
Foreign currency transaction (losses) gains	(194)	—	(194)
Interest and other expense	(17)	—	(17)

	906	—	906
Income before income taxes, minority interest in income of subsidiary, equity loss in unconsolidated affiliate and cumulative effect of accounting change	3,479	(31)	3,448
Income tax benefit (provision)	256	(354)	(98)

Income before minority interest in income of subsidiary, equity loss in unconsolidated affiliate and cumulative effect of accounting change	3,735	(385)	3,350
Minority interest in income of subsidiary	(9)	—	(9)
Equity loss in unconsolidated affiliate	(41)	—	(41)

Income before cumulative effect of accounting change	3,685	(385)	3,300
Cumulative effect of accounting change	(443)	—	(443)

Net income	$3,242	$(385)	$2,857

Net income per share:
Basic	$0.05	$(0.01)	$0.04
Diluted	$0.05	$(0.01)	$0.04

Shares used in computing net income per share:
Basic	68,857	—	68,857
Diluted	70,495	(535)	69,960

KOPIN CORPORATION

Notes to Consolidated Financial Statements (Continued)

(13) Quarterly Financial Information (unaudited) (Continued)

September 24, 2005

	As Previously Reported	Adjustments	As Restated
	(In thousands)
Balance Sheet
Assets
Current assets:
Cash and cash equivalents	$21,594	$—	$21,594
Marketable securities at fair value	89,526	—	89,526
Accounts receivable, net	10,231	—	10,231
Accounts receivable from unconsolidated affiliates	3,155	—	3,155
Unbilled receivables	1,424	—	1,424
Inventory, net	8,413	—	8,413
Optical equipment and receivables from transfer to joint venture	1,500	—	1,500
Prepaid expenses and other current assets	2,470	(108)	2,362

Total current assets	138,313	—	138,205
Property, plant and equipment, net	10,306	—	10,306
Deferred tax asset	—	248	248
Other assets	11,010	—	11,010

Total assets	$159,629	140	$159,769

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,869	$—	$5,869
Accounts payable to unconsolidated affiliates	731	—	731
Accrued payroll and expenses	2,822	8	2,830
Accrued warranty	1,030	—	1,030
Billings in excess of revenue earned	991	—	991
Accrued tax	—	—	—
Other accrued liabilities	2,007	—	2,007

Total current liabilities	13,451	8	13,459
Minority interest in subsidiary	4,181	—	4,181
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—	—
Common stock	707	—	707
Additional paid-in capital	264,964	37,546	302,511
Deferred compensation	(1,277)	(243)	(1,520)
Treasury stock	(7,030)	—	(7,030)
Accumulated other comprehensive income	1,956	—	1,956
Accumulated deficit	(117,323)	(37,172)	(154,495)

Total stockholders’ equity	141,997	132	142,128

Total liabilities and stockholders’ equity	$159,629	$140	$159,769

KOPIN CORPORATION

Notes to Consolidated Financial Statements (Continued)

(13) Quarterly Financial Information (unaudited) (Continued)

Three months ended September 24, 2005

	As Previously Reported	Adjustments	As Restated
	(In thousands, except per share data)
Statement of operations
Revenues:
Net product revenue	$24,007	$—	$24,007
Research and development revenues	1,409	—	1,409

Total revenues	25,416	—	25,416

Expenses:
Cost of product revenues	15,611	41	15,652
Research and development—funded	1,198	—	1,198
Research and development—internal	1,290	46	1,336
Selling, general, and administration	2,699	267	2,966
Impairment charge	—	—	—

Total operating expenses	20,798	353	21,151
Income from operations	4,618	(353)	4,265
Other income and expense:
Interest income	931	—	931
Other income	18	—	18
Foreign currency transaction (losses) gains	130	—	130
Interest and other expense	(70)	—	(70)

	1,009	—	1,009
Income before income taxes, minority interest in income of subsidiary, equity loss in unconsolidated affiliate and cumulative effect of accounting change	5,627	(353)	5,274
Income tax benefit	44	—	44

Income before minority interest in income of subsidiary, equity loss in unconsolidated affiliate and cumulative effect of accounting change	5,671	(353)	5,318
Minority interest in income of subsidiary	(267)	—	(267)
Equity loss in unconsolidated affiliate	(19)	—	(19)

Income before cumulative effect of accounting change	5,385	(353)	5,032
Cumulative effect of accounting change	—	—	—

Net income	$5,385	$(353)	$5,032

Net income per share:
Basic	$0.08	$(0.01)	$0.07
Diluted	$0.08	$(0.01)	$0.07

Shares used in computing net income per share:
Basic	68,918	—	68,918
Diluted	70,461	(651)	69,810

KOPIN CORPORATION

Notes to Consolidated Financial Statements (Continued)

(13) Quarterly Financial Information (unaudited) (Continued)

June 25, 2005

	As Previously Reported	Adjustments	As Restated
	(In thousands)
Balance Sheet
Assets
Current assets:
Cash and cash equivalents	$26,656	$—	$26,656
Marketable securities at fair value	86,239	—	86,239
Accounts receivable, net	5,984	—	5,984
Accounts receivable from unconsolidated affiliates	2,145	—	2,145
Unbilled receivables	506	—	506
Inventory, net	9,004	—	9,004
Optical equipment and receivables from transfer to joint venture	1,115	—	1,115
Prepaid expenses and other current assets	1,705	(108)	1,597

Total current assets	133,354	—	133,246
Property, plant and equipment, net	10,191	—	10,191
Deferred tax asset	—	248	248
Other assets	11,007	—	11,007

Total assets	$154,552	$140	$154,692

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,720	$—	$4,720
Accounts payable to unconsolidated affiliates	1,126	—	1,126
Accrued payroll and expenses	2,535	4	2,539
Accrued warranty	1,030	—	1,030
Billings in excess of revenue earned	941	—	941
Accrued tax	—	—	—
Other accrued liabilities	1,943	(200)	1,743

Total current liabilities	12,295	(196)	12,099
Minority interest in subsidiary	4,004	—	4,004
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—	—
Common stock	705	—	705
Additional paid-in capital	264,405	37,546	301,950
Deferred compensation	(1,433)	(391)	(1,824)
Treasury stock	(5,346)	—	(5,346)
Accumulated other comprehensive income	2,631	—	2,631
Accumulated deficit	(122,709)	(36,818)	(159,527)

Total stockholders’ equity	138,253	336	138,589

Total liabilities and stockholders’ equity	$154,552	$140	$154,692

KOPIN CORPORATION

Notes to Consolidated Financial Statements (Continued)

(13) Quarterly Financial Information (unaudited) (Continued)

Three months ended June 25, 2005

	As Previously Reported	Adjustments	As Restated
	(In thousands, except per share data)
Statement of operations
Revenues:
Net product revenue	$20,482	$—	$20,482
Research and development revenues	556	—	556

Total revenues	21,038	—	21,038

Expenses:
Cost of product revenues	13,192	62	13,254
Research and development—funded	1,405	—	1,405
Research and development—internal	1,300	57	1,357
Selling, general, and administration	3,908	82	3,990
Impairment charge	—	—	—

Total operating expenses	19,805	201	20,006
Income from operations	1,232	(201)	1,031
Other income and expense:
Interest income	823	—	823
Other income	3	—	3
Foreign currency transaction (losses) gains	8	—	8
Interest and other expense	(3)	—	(3)

	831	—	831
Income before income taxes, minority interest in income of subsidiary, equity loss in unconsolidated affiliate and cumulative effect of accounting change	2,063	(201)	1,862
Income tax (provision)	(76)	—	(76)

Income before minority interest in income of subsidiary, equity loss in unconsolidated affiliate and cumulative effect of accounting change	1,987	(201)	1,786
Minority interest in income of subsidiary	(114)	—	(114)
Equity loss in unconsolidated affiliate	—	—	—

Income before cumulative effect of accounting change	1,873	(201)	1,672
Cumulative effect of accounting change	—	—	—

Net income	$1,873	$(201)	$1,672

Net income per share:
Basic	$0.03	$(0.01)	$0.02
Diluted	$0.03	$(0.01)	$0.02

Shares used in computing net income per share:
Basic	69,520	—	69,520
Diluted	69,722	(118)	69,604

KOPIN CORPORATION

Notes to Consolidated Financial Statements (Continued)

(13) Quarterly Financial Information (unaudited) (Continued)

March 26, 2005

	As Previously Reported	Adjustments	As Restated
	(In thousands)
Balance Sheet
Assets
Current assets:
Cash and cash equivalents	$16,664	$—	$16,664
Marketable securities at fair value	91,163	—	91,163
Accounts receivable, net	7,674	—	7,674
Accounts receivable from unconsolidated affiliates	2,156	—	2,156
Unbilled receivables	675	—	675
Inventory, net	8,531	—	8,531
Optical equipment and receivables from transfer to joint venture	5,268	—	5,268
Prepaid expenses and other current assets	2,012	(108)	1,904

Total current assets	134,143	—	134,035
Property, plant and equipment, net	10,826	—	10,826
Deferred tax asset	—	248	248
Other assets	10,158	—	10,158

Total assets	$155,127	$140	$155,267

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,224	$—	$6,224
Accounts payable to unconsolidated affiliates	710	—	710
Accrued payroll and expenses	2,021	(1)	2,020
Accrued warranty	1,030	—	1,030
Billings in excess of revenue earned	941	—	941
Accrued tax	—	—	—
Other accrued liabilities	1,956	(200)	1,756

Total current liabilities	12,882	(201)	12,681
Minority interest in subsidiary	3,924	—	3,924
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—	—
Common stock	704	—	704
Additional paid-in capital	264,399	37,529	301,927
Deferred compensation	(1,629)	(571)	(2,200)
Treasury stock	(1,626)	—	(1,626)
Accumulated other comprehensive income	1,055	—	1,055
Accumulated deficit	(124,582)	(36,618)	(161,200)

Total stockholders’ equity	138,321	341	138,661

Total liabilities and stockholders’ equity	$155,127	$140	$155,267

KOPIN CORPORATION

Notes to Consolidated Financial Statements (Continued)

(13) Quarterly Financial Information (unaudited) (Continued)

Three months ended March 26, 2005

	As Previously Reported	Adjustments	As Restated
	(In thousands, except per share data)
Statement of operations
Revenues:
Net product revenue	$17,265	$—	$17,265
Research and development revenues	1,639	—	1,639

Total revenues	18,904	—	18,904

Expenses:
Cost of product revenues	10,904	15	10,919
Research and development—funded	2,203	—	2,203
Research and development—internal	1,196	117	1,313
Selling, general, and administration	3,264	97	3,361
Impairment charge	518	—	518

Total operating expenses	18,085	229	18,314
Income from operations	819	(229)	590
Other income and expense:
Interest income	777	—	777
Other income	2	—	2
Foreign currency transaction (losses) gains	(170)	—	(170)
Interest and other expense	(32)	—	(32)

	577	—	577
Income before income taxes, minority interest in income of subsidiary, equity loss in unconsolidated affiliate and cumulative effect of accounting change	1,396	(229)	1,167
Income tax provision	(32)	—	(32)

Income before minority interest in income of subsidiary, equity loss in unconsolidated affiliate and cumulative effect of accounting change	1,364	(229)	1,135
Minority interest in income of subsidiary	(44)	—	(44)
Equity loss in unconsolidated affiliate	(150)	—	(150)

Income before cumulative effect of accounting change	1,170	(229)	941
Cumulative effect of accounting change	—	—	—

Net income	$1,170	$(229)	$941

Net income per share:
Basic	$0.02	$(0.01)	$0.01
Diluted	$0.02	$(0.01)	$0.01

Shares used in computing net income per share:
Basic	70,039	—	70,039
Diluted	70,245	(102)	70,143

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 17, 2008

KOPIN CORPORATION
By:	/S/ JOHN C.C. FAN
John C.C. Fan Chairman of the Board, Chief Executive Officer, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JOHN C.C. FAN John C.C. Fan	Chairman of the Board, Chief Executive Officer, President and Director (Principal Executive Officer)	March 17, 2008

/S/ JAMES BREWINGTON James Brewington	Director	March 17, 2008

/S/ DAVID E. BROOK David E. Brook	Director	March 17, 2008

/S/ MORTON COLLINS Morton Collins	Director	March 17, 2008

/S/ ANDREW H. CHAPMAN Andrew H. Chapman	Director	March 17, 2008

/S/ CHI CHIA HSIEH Chi Chia Hsieh	Director	March 17, 2008

/S/ MICHAEL J. LANDINE Michael J. Landine	Director	March 17, 2008

/S/ RICHARD A. SNEIDER Richard A. Sneider	Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)	March 17, 2008

KOPIN CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Fiscal Years Ended December 30, 2006, December 31, 2005 and December 25, 2004

Description	Balance at Beginning of Year	Additions Charged to Income	Deductions from Reserve	Balance at End of Year
Reserve deducted from assets—allowance for doubtful accounts:
2004	1,200,000	(756,000)	$(87,500)	356,000
2005	351,000	(70,000)	—	281,000
2006	281,000	(21,200)	(32,000)	228,000

INDEX TO EXHIBITS

Exhibits		Reference
3.1	Amended and Restated Certificate of Incorporation	(2)

3.2	Amendment to Certificate of Incorporation	(7)

3.3	Amendment to Certificate of Incorporation	(7)

3.4	Second Amended and Restated By-laws	(10)

4	Specimen Certificate of Common Stock	(1)

10.1	Form of Employee Agreement with Respect to Inventions and Proprietary Information	(1)

10.2	1985 Incentive Stock Option Plan, as amended	(1)*

10.3	Amended and Restated 1992 Stock Option Plan	(2)*

10.4	1992 Stock Option Plan Amendment	(7)*

10.5	1992 Stock Option Plan Amendment	(8)*

10.6	Kopin Corporation 2001 Equity Incentive Plan	(9)*

10.7	Kopin Corporation 2001 Equity Incentive Plan Amendment	(12)*

10.8	Kopin Corporation 2001 Equity Incentive Plan Amendment	(13)*

10.9	Kopin Corporation 2001 Equity Incentive Plan Amendment	(14)*

10.10	Kopin Corporation 2001 Supplemental Equity Incentive Plan	(8)*

10.11	Form of Key Employee Stock Purchase Agreement	(1)*

10.12	License Agreement by and between the Company and Massachusetts Institute of Technology dated April 22, 1985, as amended	(1)

10.13	Facility Lease, by and between the Company and Massachusetts Technology Park Corporation, dated October 15, 1993	(3)

10.14	Master Sublease—Purchase Agreement, by and between the Company and Massachusetts Industrial Finance Agency, dated June 23, 1994	(4)

10.15	Contract by and between the Company and the United States Department of Commerce, dated April 25,1995	(5)

10.16	Cooperative Research and Development Agreement, by and between the Company and Massachusetts Institute of Technology Lincoln Laboratory, dated June 21, 1995 (confidential portions on file with the Commission)	(5)

10.17	Letter Agreement, by and between the Company and United Microelectronics Corporation, dated November 29, 1995 (confidential portions on file with the Commission)	(5)

10.18	Joint Venture Agreement, by and among the Company, Kowon Technology Co., Ltd., and Korean Investors, dated as of March 3, 1998	(6)

10.19	Fifth Amended and Restated Employment Agreement between the Company and Dr. John C.C. Fan, dated as of February 20, 2004	(11)*

10.20	Kopin Corporation Fiscal Year 2005 Cash Bonus Plan	(57)*

Exhibits		Reference
10.21	Joint Venture Agreement for Kopin Corporation, Bright LED and KTC, dated November 12, 2004	(15)

10.22	Kopin Corporation Form of Stock Option Agreement under 2001 Equity Incentive Plan	(15	)*

10.23	Kopin Corporation 2001 Equity Incentive Plan Form of Restricted Stock Purchase Agreement	(15	)*

10.24	Kopin Corporation Fiscal Year 2006 Cash Bonus Plan	*

21.1	Subsidiaries of Kopin Corporation

23.1	Consent of Independent Registered Public Accounting Firm

23.2	Consent of Independent Auditors

31.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Audited financial statements of KoBrite Corp. and subsidiary for year ended December 31, 2006 and unaudited financial statements for years ending December 31, 2005 and 2004, pursuant to Rule 3-09 of Regulation S-X

*	Management contract or compensatory plan required to be filed as an Exhibit to this Form 10-K.
(1)	Filed as an exhibit to Registration Statement on Form S-1, File No. 33-45853, and incorporated herein by reference.
(2)	Filed as an exhibit to Registration Statement on Form S-1, File No. 33-57450, and incorporated herein by reference.
(3)	Filed as an exhibit to Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference.
(4)	Filed as an exhibit to Quarterly Report on Form 10-Q for the quarterly period ended July 2, 1994 and incorporated herein by reference.
(5)	Filed as an exhibit to Annual Report on Form 10-K for the fiscal year ended December 31, 1995 and incorporated herein by reference.
(6)	Filed as an exhibit to Annual Report on Form 10-Q for the quarterly period ended June 27, 1998 and incorporated herein by reference.
(7)	Filed as an exhibit to Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2000 and incorporated herein by reference.
(8)	Filed as an exhibit to Registration Statement on Form S-8 and incorporated herein by reference.
(9)	Filed as an appendix to Proxy Statement filed on April 20, 2001 and incorporated herein by reference.
(10)	Filed as an exhibit to Annual Report on Form 8-K filed on October 9, 2007 and incorporated herein by reference.
(11)	Filed as an exhibit to Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference.
(12)	Filed as an exhibit to Registration Statement on Form S-8 filed on August 16, 2002 and incorporated herein by reference.
(13)	Filed as an exhibit to Registration Statement on Form S-8 filed on March 15, 2004 and incorporated herein by reference.
(14)	Filed as an exhibit to Registration Statement on Form S-8 filed on May 10, 2004 and incorporated herein by reference.
(15)	Filed as an exhibit to Annual Report on Form 10-K for the fiscal year ended December 25, 2004 and incorporated herein by reference.