Form 10-Q
period 2007-03-31
KOPIN CORP
filed 2008-03-17
CIK 771266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

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

EXPLANATORY NOTE REGARDING RESTATEMENTS

In this Quarterly Report on Form 10-Q (Form 10-Q), we are restating our condensed consolidated financial statements for the three months ended April 1, 2006. Contemporaneous with the filing of this Form 10-Q, we filed a Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and an Annual Report on Form 10-K (Form 10-K) for the year ended December 30, 2006. In our Form 10-K, we are restating our consolidated financial statements as of December 31, 2005 and for each of the years ended December 31, 2005 and December 25, 2004 and each of the quarters in 2005 and the three month periods ended April 1, 2006 and July 1, 2006.

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

We reviewed 14.3 million stock-based awards granted to officers and non-officers (excluding new hires, consultant and Board of Directors’ awards which are addressed below) to verify that the terms of the awards were approved and known with finality on the Original Measurement Date. We determined that for 11.5 million stock-based awards the number of shares was not known with finality on the Original Measurement Date. In those situations where we had either not completed the process of determining the number of stock options a particular employee was to receive or the administrative process was not finished on the Original Measurement Date, a compensation charge is required to reflect the difference between the exercise price of the stock-based award and the stock price (when it exceeds the exercise price) on the date the determination or process was completed. We recorded compensation expense of $33.6 million, excluding income tax effects, in connection with the restatement described above.

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

Part 1: FINANCIAL INFORMATION

Item 1: Condensed Consolidated Financial Statements

KOPIN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2007	December 30, 2006
ASSETS
Current assets:
Cash and equivalents	$23,392,262	$27,907,656
Marketable securities, at fair value	79,581,506	77,452,635
Accounts receivable, net of allowance of $442,000 and $228,000 in 2007 and 2006	9,094,201	9,691,937
Accounts receivable from unconsolidated affiliates	2,079,561	1,461,118
Unbilled receivables	851,908	830,594
Prepaid taxes	1,020,054	799,336
Inventory	12,119,000	11,848,499
Prepaid expenses and other current assets	1,790,836	1,345,658

Total current assets	129,929,328	131,337,433
Property, plant and equipment, net	19,360,671	17,354,527
Other assets	12,741,183	12,721,358

Total assets	$162,031,182	$161,413,318

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,097,123	$7,688,865
Accounts payable to unconsolidated affiliates	884,704	616,194
Accrued payroll and expenses	2,639,922	2,102,447
Accrued warranty	1,030,000	1,030,000
Billings in excess of revenue earned	175,920	159,267
Other accrued liabilities and professional fees	3,357,675	3,621,727

Total current liabilities	18,185,344	15,218,500
Asset retirement obligations	780,597	772,197
Minority interest in subsidiary	4,386,000	4,457,724
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $.01 per share: authorized, 3,000 shares; none issued	—	—
Common stock, par value $.01 per share: authorized, 120,000,000 shares; issued 72,019,365 shares in 2007 and 71,926,641 shares in 2006 Outstanding 67,523,760 in 2007 and 67,427,911 in 2006	711,392	710,434
Additional paid-in capital	306,548,720	305,650,043
Treasury stock (3,615,480 shares in 2007 and 2006 at cost)	(14,552,865)	(14,552,865)
Accumulated other comprehensive income	3,058,633	2,945,098
Accumulated deficit	(157,086,639)	(153,787,813)

Total stockholders’ equity	138,679,241	140,964,897

Total liabilities and stockholders’ equity	$162,031,182	$161,413,318

See notes to condensed consolidated financial statements

KOPIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended
	March 31, 2007	April 1, 2006 (As Restated – See Note 2)
Revenues:
Product revenues	$17,876,493	$16,945,935
Research and development revenues	252,988	1,743,927

	18,129,481	18,689,862
Expenses:
Cost of product revenues	15,230,103	12,926,159
Research and development	2,435,833	2,905,658
Selling, general, and administrative	4,913,755	3,684,355

	22,579,691	19,516,172

Loss from operations	(4,450,210)	(826,310)
Other income and (expense):
Interest income	1,165,936	1,179,029
Other income	18,331	—
Foreign currency transaction gains (losses)	96,679	(337,568)
Interest and other expense	(35,192)	(11,128)

	1,245,754	830,333

(Loss) income before income taxes, minority interest in (income) loss of subsidiary and equity loss in unconsolidated affiliate	(3,204,456)	4,023
(Provision) benefit for income taxes	(45,179)	42,000

(Loss) income before minority interest in (income) of subsidiary and equity loss in unconsolidated affiliate	(3,249,635)	46,023
Minority interest in (income) loss of subsidiary	(3,582)	168,810
Equity loss in unconsolidated affiliate	(45,608)	(271,723)

Net loss	$(3,298,825)	$(56,890)

Loss per share:
Basic	$(0.05)	$0.00

Diluted	$(0.05)	$0.00

Weighted average number of common shares outstanding:
Basic	67,467,996	68,783,066

Diluted	67,467,996	68,783,066

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(unaudited)

	Three Months Ended
	March 31, 2007	April 1, 2006 (As Restated)
Net loss	$(3,298,825)	$(56,890)
Foreign currency translation adjustments	(205,686)	492,742
Unrealized holding gain on marketable securities	319,221	993,478

Comprehensive (loss) income	$(3,185,290)	$1,429,330

See notes to condensed consolidated financial statements

KOPIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended
	March 31, 2007	April 1, 2006 (As Restated – See Note 2)
Cash flows from operating activities:
Net loss	$(3,298,825)	$(56,890)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	857,097	868,281
Amortization of interest premium or discount	44,200	45,244
Minority interest in income (loss) of subsidiary	3,582	(168,810)
Equity losses in unconsolidated affiliates	45,608	271,723
Stock-based compensation	619,757	735,226
Change in other non-cash items	214,814	—
Changes in assets and liabilities:
Accounts receivable	(279,055)	16,774
Inventory	(291,364)	709,338
Prepaid expenses and other current assets	(678,271)	(111,363)
Accounts payable and accrued expenses	1,397,063	(525,925)
Billings in excess of revenue earned	16,653	(49,293)

Net cash (used in) provided by provided by operating activities	(1,348,741)	1,734,305

Cash flows from investing activities:
Proceeds from sale of marketable securities	3,300,616	8,999,968
Purchases of marketable securities	(5,202,961)	(9,209,662)
Other assets	(17,117)	(98,180)
Capital expenditures	(1,331,768)	(1,515,492)

Net cash used in by investing activities	(3,251,230)	(1,823,366)

Cash flows from financing activities:
Treasury stock purchases	—	(2,539,664)
Proceeds from exercise of stock options	279,878	64,471

Net cash provided by (used in) financing activities	279,878	(2,475,193)

Effect of exchange rate changes on cash	(195,301)	469,714

Net decrease in cash and equivalents	(4,515,394)	(2,094,540)
Cash and equivalents:
Beginning of period	27,907,656	31,502,645

End of period	$23,392,262	$29,408,105

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$41,000	$243,000
Supplemental schedule of noncash investing activities:
Construction in progress included in accrued expenses	$1,578,000	$1,070,000

See notes to condensed consolidated financial statements.

KOPIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The condensed consolidated financial statements for the three months ended March 31, 2007 and April 1, 2006 are unaudited and include all adjustments, which, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. All such adjustments are of a normal recurring nature.

These condensed consolidated financial statements should be read in conjunction with the Company’s annual consolidated financial statements and notes thereto.

The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for any other interim period or for a full fiscal year.

The condensed consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and Kowon Technology Co., Ltd. (Kowon), a majority owned (73%) subsidiary located in Korea. All intercompany transactions and balances have been eliminated.

2. RESTATEMENT OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On November 1, 2006, in response to a derivative lawsuit filed against the Company, the Board of Directors established a Special Investigation Committee (the Special Committee) to review its historical stock-based awards granting practices (the Internal Review) and accounting.

As a result of the Internal Review, the Company determined that during the period from January 1, 1995 through December 30, 2006 (the “Investigation Period”), the Company i) applied incorrect measurement dates in the accounting for certain stock-based awards and ii) incorrectly accounted for certain stock options that should have been recorded under Emerging Issues Task Force (EITF) 96-18: “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. Accordingly, the Company has restated the accompanying condensed consolidated financial statements for the three months ended April 1, 2006 to record additional stock-based compensation to correctly account for its stock-based awards and related payroll tax adjustments. The Company has also corrected in periods prior to fiscal 2006 other previously unrecorded misstatements not related to the accounting for stock-based awards previously deemed to be immaterial.

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

•

If the fully executed minutes of the Board of Director or Compensation Committee meetings documented the grantee, the number of stock-based awards they were to receive and the exercise price, the Revised Measurement Date was the date of the fully executed minutes, which was the same as the Original Measurement Date. 137,000 stock-based awards met this criteria.

•

If a fully executed written consent of the Board of Directors or Compensation Committee documented the grantee, the number of stock-based awards they were to receive and the exercise price, the Revised Measurement Date was the date of the last signature from a Board member or Compensation Committee member on the fully executed consent. The Company used this criteria to determine the Revised Measurement Date for 420,000 stock-based awards.

•

If documentation from the Company’s third party stock option plan administrator documented the grantee, the number of stock-based awards they were to receive and the exercise price, the Revised Measurement Date was the date of such documentation. The Company used this criteria to determine the Revised Measurement Date for 207,000 stock-based awards.

•

If documentation in the form of a final accounting spreadsheet contained the grantee, the number of stock option awards they were to receive and the exercise price for a significant percentage (defined as containing approximately 90% or more of the total awards made to all employees and officers) of employees, the Revised Measurement Date was the date of such documentation. The Company used this criteria to determine the Revised Measurement Date for 1.0 million stock-based awards.

•

If documentation from one of the Company’s product line general managers contained the grantee, the number of stock-based awards they were to receive and the exercise price for a significant percentage of the pool for that division and the total pool was approved by the Board of Directors or the Compensation Committee, the Revised Measurement Date was the date of such documentation. The Company was unable to locate concurrent documentation of the allocation of the pool for both of its product line divisions. Therefore, the Company evaluated whether the evidence of the allocation of the pool for one of the product line divisions was substantially complete, as based on the Company’s process both divisions would have been finalizing their allocation at the same time. The Company defined substantially complete as approximately 90% or more of the total awards for the product line division were finalized. If the evidence supporting the allocation of the pool for one of the product line divisions was substantially complete, the Company assumed the Revised Measurement Date was the same for both product line divisions. The Company used this criteria to determine the Revised Measurement Date for 2.6 million stock-based awards.

•

If documentation in the form of Company records used to support the annual Form 10-K filings documented the grantee, the number of stock-based awards they were to receive and the exercise price the Revised Measurement Date was the date of the filing of the Form 10-K. The Company used this criteria to determine the Revised Measurement Date for 1.9 million stock-based awards.

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

•

If the fully executed minutes of the Board of Director or Compensation Committee meetings documented the grantee, the number of stock-based awards they were to receive and the exercise price, the Revised Measurement Date was the date of the fully executed minutes, which was the same as the Original Measurement Date. 2.6 million stock-based awards met this criteria.

•

If a fully executed consent of the Board of Directors or Compensation Committee documented the grantee, the number of stock-based awards they were to receive and the exercise price, the Revised Measurement Date was the date of the last signature from a Board member or Compensation Committee member on the fully executed consent. The Company used this criteria to determine the Revised Measurement Date for 460,000 stock-based awards.

•

If the fully executed minutes of the Board of Director or Compensation Committee meetings subsequently documented or clarified the grantee and the number of stock-based awards they were to receive and the exercise price which were discussed in Compensation Committee minutes of a prior date, the Revised Measurement Date was the date of the clarifying Board of Director meeting. The Company used this criteria to determine the Revised Measurement Date for 2.8 million stock-based awards.

•

If documentation in the form of a final accounting spreadsheet contained the grantee, the number of stock option awards they were to receive and the exercise price for a significant percentage (defined as containing approximately 90% or more of the total awards made to employers and officers) of employees, the Revised Measurement Date was the date of such documentation. The Company used this criteria to determine the Revised Measurement Date for 500,000 stock-based awards.

•

If a Form 4 was filed with the Securities and Exchange Commission documented the grantee and the number of stock-based awards they were to receive and the exercise price, the Revised Measurement Date was generally the filing date of the Form 4. The Company used this criteria to determine the Revised Measurement Date for 1.5 million stock-based awards.

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

As a result the Company recorded additional stock-based compensation in the three month period ended April 1, 2006 of approximately $20,000.

Tax Adjustments

Withholding Taxes

In addition to the stock-based compensation charges, amounts have also been recorded for tax-related expense related to the stock-based awards. The Company has determined that numerous stock options previously classified as incentive stock options (ISO) did not meet the criteria to qualify as ISOs since they were issued in the money based on the Revised Measurement Dates. As the Company mistakenly believed those options were ISOs, the Company did not withhold and pay certain employee income and payroll taxes on their exercise. Consequently, the Company has recorded additional expense, along with penalties and interest, in the periods of exercise. These expenses have been reversed in the period when the statute of limitations expires. Tax-related liabilities related to the disqualification of the ISO status of stock options and withholding taxes were approximately $80,000 as of March 31, 2007 and December 30, 2006.

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

Other Adjustments

The Company corrected the statement of cash flows for the three month period ended April 1, 2006 to reflect construction in progress accrued but not paid at the end of period as a non-cash item.

Statement of Operations Adjustments

The following tables reconcile the amounts previously reported in the Company’s unaudited condensed consolidated statement of operations for the three months ended April 1, 2006 to the corresponding restated amounts, which reflect the restatement adjustments previously described (in thousands, except per share data):

	As previously reported	Adjustments	As restated
	(In thousands, except per share data)
Statement of operations
Revenues:
Net product revenue	$16,946	$—	$16,946
Research and development revenues	1,744	—	1,744

Total revenues	18,690	—	18,690

Expenses:
Cost of product revenues	12,916	10	12,927
Research and development	2,897	8	2,905
Selling, general, and administration	3,567	117	3,684

Total operating expenses	19,380	135	19,516
Loss from operations	(691)	(135)	(825)
Other income and expense:
Interest income	1,179	—	1,179
Foreign currency transaction losses	(338)	—	(338)
Interest and other expense	(11)	—	(11)

	830	—	830

Income before income taxes, minority interest in loss of subsidiary and equity loss in unconsolidated affiliate	140	(135)	5
Benefit for income tax benefit	42	—	42

Income before minority interest in loss of subsidiary and equity loss in unconsolidated affiliate	182	(135)	46
Minority interest in loss of subsidiary	169	—	169
Equity loss in unconsolidated affiliate	(272)	—	(272)

Net (loss) income	$78	$(135)	$(57)

Net (loss) income per share:
Basic	$0.00	$0.00	$0.00
Diluted	$0.00	$0.00	$0.00
Shares used in computing net income per share:
Basic	68,783	—	68,783
Diluted	69,165	(382)	68,783

Statement of Cash Flows Adjustments

The following tables reconcile the amounts previously reported in the Company’s unaudited condensed consolidated statements of cash flows for the three months ended April 1, 2006 to the corresponding restated amounts, which reflect the restatement adjustments previously described (in thousands):

	Three Months Ended April 1, 2006
	As previously Reported	Adjustment	Restated
Cash flows from operating activities:
Net loss	$78	$(135)	$(57)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	868	—	868
Amortization of interest premium or discount	45	—	45
Minority interest in loss of subsidiary	(169)	—	(169)
Equity loss in unconsolidated affiliate	272	—	272
Stock based-compensation	615	120	735
Changes in assets and liabilities:
Accounts receivable	17	—	17
Inventory	708	—	708
Prepaid expenses and other current assets	(111)	—	(111)
Accounts payable and accrued expenses	531	(1,055)	(524)
Billings in excess of revenue earned	(49)	—	(49)

Net cash provided by operating activities	2,805	(1,071)	1,735

Cash flows from investing activities:
Proceeds from sale of marketable securities	9,000	—	9,000
Purchase of marketable securities	(9,210)	—	(9,210)
Other assets	(98)	—	(98)
Capital expenditures	(2,585)	1,071	(1,514)

Net cash (used in) investing activities	(2,893)	1,071	(1,822)

Cash flows from financing activities:
Treasury stock purchases	(2,540)	—	(2,540)
Proceeds from exercise of stock options	64	—	64

Net cash used in financing activities	(2,476)	—	(2,476)

Effect of exchange rate changes on cash	470	—	470

Net decrease in cash and equivalents	(2,094)	—	(2,094)
Cash and equivalents:
Beginning of period	31,503	—	31,503

End of period	$29,409	$—	$29,409

3. INVENTORY

Inventory is stated at the lower of cost (determined on the first-in, first-out or specific identification methods) or market and consists of the following at March 31, 2007 and December 30, 2006:

	March 31, 2007	December 30, 2006
Raw materials	$7,007,004	$7,382,472
Work-in-process	1,785,763	1,780,408
Finished goods	3,326,233	2,685,619

	$12,119,000	$11,848,499

4. NET LOSS PER SHARE

Basic net (loss) income per share is computed using the weighted average number of shares of common shares outstanding during the period less any unvested shares. Diluted net loss per share is computed using the weighted average number of common shares and potential common shares outstanding during the period using the treasury stock method. Potential common shares have not been included in any periods in which the effect would be anti-dilutive. For the three months ended March 31, 2007 and April 1, 2006, stock options and unvested restricted common shares aggregating 8,813,424 and 9,191,666 shares, respectively, were outstanding but not included in the computation of diluted earnings per share as the inclusion would be anti-dilutive.

5. STOCK BASED COMPENSATION

A summary of award activity under the stock option plans as of March 31, 2007 and changes during the three month period is as follows:

	Three Months Ended March 31, 2007
	Shares	Weighted Average Exercise Price
Balance, December 31, 2006	8,229,749	$10.69
Options granted	—	—
Options forfeited	(200,601)	2.97
Options exercised	(95,849)	2.92

Balance, March 31, 2007	7,933,299	$10.95

Exercisable, March 31, 2007	7,442,523	$11.34

The following table summarizes information about stock options outstanding and exercisable at March 31, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.01—$ 3.55	358,649	4.62	$3.17	259,899	$3.05
$ 3.75—$ 4.97	1,749,713	4.98	4.45	1,615,338	4.51
$ 5.00—$ 9.95	2,164,817	4.44	6.19	1,957,166	6.28
$10.00—$13.00	1,610,720	4.30	11.33	1,560,720	11.37
$14.31—$44.88	2,049,400	3.79	22.58	2,049,400	22.58

	7,933,299	4.37	$10.95	7,442,523	$11.34

Aggregate intrinsic value on March 31, 2007	$94,355			$93,205

A summary of options vested and expected to vest at March 31, 2007 is as follows:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options vested at period end	7,442,523	$11.34	$93,205
Options expected to vest, at period end	475,167	5.02	575

Options vested and expected to vest	7,917,690	$10.96	$93,780

No options were issued during the three months ended March 31, 2007 or the three months ended April 1, 2006. The total intrinsic value of options exercised during the three months ended March 31, 2007 was $86,915. Cash received from option exercises under all share-based payment arrangements was approximately $280,000 for the three months ended March 31, 2007. No tax benefits were realized during this period due to the existence of tax net operating loss carryforwards.

The Company has issued shares of nonvested restricted common stock to certain employees. Each award requires the employee to fulfill certain obligations, including remaining employed by the Company for two or four years (the vesting period). However, 188,000 of the outstanding shares will vest immediately if the Company achieves profitability in 2007.

A summary of the activity for nonvested restricted common stock awards as of March 31, 2007 and changes during the three months then ended is presented below:

	Shares	Weighted Average Grant Fair Value
Balance, December 31, 2006	883,250	$4.07
Granted	—	—
Forfeited	(3,125)	4.19
Vested	—	—

Balance, March 31, 2007	880,125	$4.07

The following table summarizes stock-based compensation expense related to employee stock options and nonvested common stock awards under SFAS123R for the three months ended March 31, 2007 and April 1, 2006 (no tax benefits were recognized):

	Three Months Ended March 31, 2007	Three Months Ended April 1, 2006
Cost of product revenues	$132,000	$155,000
Research and development	61,000	81,000
Selling, general and administrative	426,000	499,000

Total	$619,000	$735,000

The total unrecognized compensation cost related to nonvested restricted common stock awards is expected to be recognized over a weighted average period of 3 years. The total unrecognized compensation cost is as follows at March 31, 2007:

Stock option awards	$1,049,147
Nonvested stock awards	3,167,895

$4,217,042

6. OTHER ASSETS AND AMOUNTS DUE FROM AFFILIATES

Marketable Equity Security

As of March 31, 2007 the Company held approximately 200,000 shares of Micrel common stock as available-for-sale with a market value of approximately $2,227,000 and an adjusted cost basis of approximately $1,812,000. The fair value of this investment at December 30, 2006 was approximately $2,178,000.

Non-Marketable Securities Equity Method Investments

At March 31, 2007, the Company had an approximate 40% interest in Kopin Taiwan Corp (KTC), which is accounted for using the equity method and had a carrying value of $0. The Company has manufactured products for KTC to sell to their customers and KTC manufactures products for the Company to sell to its customers. In addition, the Company provides technical services to KTC and sells raw substrates to KTC. For the three months ended March 31, 2007 the Company had product sales to KTC of approximately $2,000 as compared to approximately $29,000 for the three months ended April 1, 2006. For the three months ended March 31, 2007 the Company had purchases from KTC of approximately $834,000 as compared to approximately $221,000 for the three months ended April 1, 2006.

In February 2005 the Company contributed its CyberLite LED technology, production know-how, and $3.0 million to a joint venture, KoBrite, formed to manufacture and sell LEDs. For its contribution, the Company received a 23% interest in KoBrite. In addition, KTC contributed $2.0 million for a 15% interest in KoBrite and unrelated investors contributed an additional $9.0 million. In the third quarter of 2006, KoBrite had an equity offering and the Company invested an additional approximately $2.0 million in the KoBrite joint venture to retain its approximate proportional interest. Subsequent to its establishment, KoBrite entered into an agreement, which required it to pay the Company a total of $7.5 million for the transfer of certain equipment and the performance of research and training activities. Approximately $6.0 million of the $7.5 million was allocated to the value of the equipment transferred and $1.5 million was allocated to the performance of research and training activities. During the three months ended April 1, 2006, the Company recorded revenue in the caption “Research and development revenues” in the Condensed Consolidated Statement of Operations of approximately $850,000 after completing all services and deliverables and achieved acceptance from KoBrite. All amounts owed to the Company by KoBrite for this transaction had been paid.

The Company accounts for its ownership interest in KoBrite using the equity method. KoBrite’s results are recorded one quarter in arrears from the Company’s. During the three months ended March 31, 2007, the Company recorded losses of approximately $46,000 as compared to the three months ended April 1, 2006, when the Company recorded losses of approximately $272,000 in “Equity loss in unconsolidated affiliate” in the Condensed Consolidated Statement of Operations.

Non-Marketable Securities-Cost Method Investments

At March 31, 2007 the Company had an investment in Advance Wireless Semiconductor Company (AWSC), with a carrying value of approximately $775,000, which the Company accounts for on the cost basis.

One of the Company’s Directors is chairman of KTC and owns approximately 1.0% of the outstanding common stock of KTC. This same Director is a director of AWSC and several other directors and officers own amounts ranging from 0.1% to 0.5% of the outstanding stock of AWSC.

At March 31, 2007, the Company had an investment in Kenet, Inc. (Kenet) with a carrying value of approximately $5.4 million, which is carried under the cost method. The Company’s Chief Executive Officer is a founder and board member of this company and owns approximately 2.3% of this company. Certain directors and an officer of the Company have also invested in this company and their ownership ranges from 0.1% to 0.5%.

Amounts Due From Affiliates

Related party receivables at March 31, 2007 and December 30, 2006 approximate the following amounts:

	March 31, 2007	December 30, 2006
Advanced Wireless Semiconductor	$1,041,000	$983,000
Kopin Taiwan Corporation	1,039,000	478,000

Accounts receivable from unconsolidated affiliates	$2,080,000	$1,461,000

Summarized aggregate financial information for KTC for the fiscal period ended March 31, 2007 and KoBrite for the fiscal period ended December 31, 2006 is provided in the table below. The three month period ended April 1, 2006 includes the financial information of KTC for that period and the financial information for KoBrite for the three months ended December 31, 2005.

	Three Months Ended
	March 31, 2007	April 1, 2006
Revenue	$4,529,000	$385,000
Gross loss	(1,000,000)	(479,000)
Loss from operations	(2,032,000)	(2,364,000)
Net loss	(2,134,000)	(2,338,000)

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

	Three months Ended
	March 31, 2007	April 1, 2006
Beginning Balance	$1,030,000	$1,030,000
Additions	96,000	186,000
Claim and reversals	(96,000)	(186,000)

Ending Balance	$1,030,000	$1,030,000

8. INCOME TAXES

As of March 31, 2007, the Company has available for tax purposes $87.0 million federal net operating loss carryforwards expiring through the year 2026. The Company has recognized a full valuation allowance for its net operating loss carryforwards and other net deferred tax assets for entities in the United States tax jurisdictions due to the uncertainty of realization of such assets.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, Accounting for Income Taxes” (FIN 48). FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under

FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon settlement with the tax authorities. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

There was no impact upon the adoption of FIN 48 on December 31, 2006. There are no known tax positions which are reasonably possible to change over the next twelve months necessitating a significant change in our unrecognized tax benefits.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense in the consolidated statements of operations.

The Company has not been examined by the Internal Revenue Service (the “IRS”) and the Company is subject to examination for all years since 1992. State income tax returns are generally subject to examination for a period of 3 to 5 years after filing of the respective return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states.

International jurisdictions have statutes of limitations generally ranging from 3 to 5 years after filing of the respective return. Years still open to examination by tax authorities in major jurisdictions include Korea (2003 onward), Japan ( 2003 onward) and Hong Kong (2005 onward ). The Company is not currently under examination in these jurisdictions.

9. SEGMENTS AND GEOGRAPHICAL INFORMATION (AS RESTATED)

The Company’s chief operating decision maker is its Chief Executive Officer. The Company’s chief operating decision maker evaluates the operating results of the Company’s reportable segments based on revenues and net income (loss).

The Company operates in two reportable segments, Kopin US, which includes the operations in the United States and the Company’s equity method investors, and Kowon. In prior years we disclosed one reportable segment and prior periods have been corrected to conform to current year presentation. The following table presents the Company’s reportable segment results for the three month periods ended March 31, 2007 and April 1, 2006:

			Adjustments
	Kopin U.S.	Kowon		Total
March 31, 2007
Revenues	$17,345,000	$4,024,000	($3,240,000)	$18,129,000
Net (loss) income	(3,332,000)	23,000	10,000	(3,299,000)
Total Assets	148,490,000	22,932,000	(9,391,000)	162,031,000
Long lived assets	15,362,000	4,003,000	(4,000)	19,361,000

April 1, 2006
Revenues	$16,814,000	$2,481,000	($605,000)	$18,690,000
Net income (loss)	404,000	(522,000)	61,000	(57,000)
Total Assets	151,926,000	21,127,000	(6,374,000)	166,679,000
Long lived assets	9,391,000	3,685,000	(4,000)	13,072,000

The adjustments to reconcile to the consolidated financial statement total revenue, net income (loss) and total assets include the elimination of intercompany sales, minority interest in income (loss) of subsidiary and intercompany receivables.

Geographical revenue information for the three months ended March 31, 2007 and April 1, 2006 was based on the location of the customers and is as follows:

	Three Months Ended March 31, 2007	Three Months Ended April 1, 2006
Asia-Pacific	35%	40%
Americas	65%	60%

Total Revenues	100%	100%

	Three Months Ended March 31, 2007	Three months ended April 1, 2006
III-V	50%	68%
Display	50%	32%

Total Revenues	100%	100%

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

Due to the inherent uncertainties of litigation, the Company cannot predict the outcome of the Securities Law Action and derivative lawsuits at this time, and can give no assurance that the claim will not have a material adverse affect on its financial position or its results of operations.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”. SFAS No. 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods with in those fiscal years, beginning on or after December 28, 2008 on January 1, 2009, except for the presentation and disclosure requirements which will be applied retrospectively for all periods presented. The Company is currently evaluating the impacts and disclosures of this standard, but would not expect SFAS No. 160 to have a material impact on its consolidated results of operations or financial condition.

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

Critical Accounting Policies

Management’s discussion and analysis of our financial condition and results of operations are based upon our unaudited consolidated financial statements. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition under percentage of completion method, bad debts, inventories, warranty reserves, investment valuations, valuation of stock compensation awards, recoverability of deferred tax assets, liabilities for uncertain tax positions and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not apparent from other sources. Actual results may differ from these estimates under different assumptions. Further detail regarding our critical accounting policies can be found in “Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 30, 2006. See Note 8 in the accompanying condensed consolidated financial statements for the impact of the adoption of FASB Interpretation No. 48 as of January 1, 2007.

The following discussion and analysis gives effect to the restatement described above in the “Restatement of Consolidated Financial Statements” explanatory note to this Quarterly Report on Form 10-Q, and in Note 2 to our condensed consolidated financial statements. For this reason, the data set forth in this section may not be comparable to discussions and data in our previously filed annual and quarterly reports.

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

We have two principal sources of revenues: product revenues and research and development revenues. Product revenues consist of sales of our CyberDisplay products and our III-V products, principally gallium arsenide (GaAs) HBT transistor wafers. Research and development revenues consist primarily of development contracts with agencies of the U.S. government and amounts earned under agreements with KoBrite, discussed below. For the three months ended March 31, 2007, research and development revenues were $0.3 million or 1.4% of total Q1 2007 revenues and $1.7 million, or 9.3% of total revenues for the corresponding period in 2006.

In the fourth quarter of fiscal year 2004, the Company entered into a joint venture, KoBrite, with a Taiwanese-based light emitting diode (LED) manufacturer, Kopin Taiwan Corporation and financial investors. Subsequent to its formation, KoBrite entered into agreements with the Company to purchase certain equipment and have the Company perform research and training activities with KoBrite employees. During the three months ended April 1, 2006, the Company recorded revenues of $850,000 related to research and development and training services for KoBrite.

Results of Operations

Revenues. Our total revenues for the three month periods ended March 31, 2007 and April 1, 2006 were as follows (in millions):

	Three Months Ended
Revenues:	March 31, 2007	April 1, 2006
III-V	$9.1	$12.8
CyberDisplay	9.0	5.9

Total revenue	$18.1	$18.7

Our principal III-V product is our HBT transistor which is used in wireless handsets. The decrease in our III-V revenues primarily resulted from a decrease in demand from our customers which use our HBT products in wireless cell phone applications, lower research and development revenue from our KoBrite joint venture and general price declines. Industry reports indicate that the lower demand from our customers that use our HBT products resulted from excess inventories at wireless handset manufacturers at the end of 2006. In 2005 we entered into an agreement to provide certain research and development activities for our KoBrite joint venture. In April 2006 we recorded approximately $0.9 million which was the final revenue due under this agreement. The increase in CyberDisplay revenues in the three months ended March 31, 2007 compared to the three months ended April 1, 2006 resulted from an increase in sales of our display products to customers who use our displays primarily for digital still camera and military applications. Display sales for the three month periods ended March 31, 2007 and April 1, 2006 were as follows:

	Three Months Ended
CyberDisplay Revenues by Category	March 31, 2007	April 1, 2006
Consumer Electronic Applications	$3.7	$2.9
Military Application	4.2	1.8
Eyewear Application	1.0	0.5
Research & Development	0.1	0.7

Total	$9.0	$5.9

The revenues of our Korean subsidiary, Kowon, are primarily derived from sales to us and Samsung Electronics. For the three month periods ended March 31, 2007 Kowons revenues increased to $4.0 million as compared to $2.5 million for the same period in the prior year. Kowon’s sales to us were $3.2 million and $.6 million for the three month periods ended March 31, 2007 and April 1, 2006, respectively. Kowon increased sales are primarily to support our increase of display sales to customers who use our displays for digital still camera applications.

Based on current discussions with our customers and certain contractual obligations, we expect the prices of certain of our products to decline in fiscal year 2008. We anticipate the average selling price of our HBT transistor wafers and displays sold to customers for consumer electronic applications will decline approximately 5% to 10% during fiscal year 2008 as compared to 2007. The overall increase or decrease in the average sales price of our display products will be dependent on the sales mix of commercial and military display sales.

During fiscal year 2006, we acquired three metal organic chemical vapor deposition (MOCVD) reactors, which can produce our HBT products on either four or six inch gallium arsenide (GaAs) wafers. However, we acquired the reactors primarily for their ability to process six inch GaAs wafers. We currently have other MOCVD reactors, which we had purchased in prior years, which also can manufacture HBTs using either four or six inch GaAs wafers. We sell HBT products on both four and six inch GaAs wafers; however our sales are primarily HBTs on four inch GaAs wafers. We believe the industry will migrate to six inch wafers over the next several years. Our largest customer, who accounted for approximately 49% of our total fiscal year 2006 revenues (see Part II Item 1A, Risk Factors for explanation of percent of revenue calculation), purchases our HBT products on four inch GaAs wafers and this customer has announced plans to migrate to using six inch GaAs wafers in its manufacturing process. If we are unable to get these and our other reactors qualified by our largest and other customers or if we are able to get the reactors qualified but can not manufacture the quantity our customers require or can not manufacture on six inch GaAs wafers in a cost effective manor our revenues and results of operations could decline significantly.

Our Purchase and Supply Agreement with our largest HBT transistor wafer customer, who accounted for approximately 49% of our 2006 total product revenues, terminates in July 2008. If we are unable to renew this agreement or renew it on less favorable terms our revenue and results of operations may decline.

Research and development revenues for the three months ended March 31, 2007 were $0.3 million compared to $1.7 million for the three months ended April 1, 2006. During the three months ended March 31, 2007 and April 1, 2006, the Company recorded revenues of $0 and $0.9 million, related to research and development and training services for KoBrite.

International sales represented 35% and 39% of product revenues for the three months ended March 31, 2007 and April 1, 2006, respectively. The decrease in international sales is primarily attributable to a decrease in sales of our HBT products to foreign customers. The international sales percentage excludes the impact of approximately $850,000 of revenues from the KoBrite joint venture in the three months ended April 1, 2006. International sales are primarily sales of CyberDisplay products to consumer electronic manufacturers primarily located in Japan and Korea, and HBT product sales to customers located in Taiwan. Our international sales are primarily denominated in U.S. currency. Consequently, a strengthening of the U.S. dollar could increase the price in local currencies of our products in international markets and make our products relatively more expensive than competitors’ products that are denominated in local currencies, leading to a reduction in sales or profitability in those international markets. In addition, sales of our CyberDisplay products in Korea are transacted through our Korean subsidiary Kowon Technology Co., LTD. Kowon’s sales are primarily denominated in U.S. dollars. However, Kowon’s local operating costs are primarily denominated in Korean won. As a result, our financial position and results of operations are subject to exchange rate fluctuation. We have not taken any protective measures against exchange rate fluctuations, such as purchasing hedging instruments with respect to such fluctuations, because of the historically stable exchange rate between the Japanese yen, Korean won and the U.S. dollar.

Cost of Product Revenues.

	Three Months Ended
Cost of product revenues:	March 31, 2007	April 1, 2006
Cost of product revenues	$15.2	$12.9
Cost of product revenues as a % of revenues	85.2%	76.2%

The increase in our cost of product revenues as a percentage of revenues is primarily a result of our strategy to increase our market share of digital still camera which uses our display for the electronic viewfinder and declines in average selling prices of our products. For the three months ended March 31, 2007 our display products sold to consumer electronic applications increased to $3.7 million from $2.9 million for the same period in 2006. We were able to achieve this increase by aggressively pricing our display. The increase in sales of our display products sold for use in consumer electronics applications in 2007 resulted in inefficiencies in our manufacturing process and for some consumer electronic applications the selling price was below manufacturing cost. Our strategy to increase gross margins in 2008 is to use the increase in unit sales volume to negotiate lower raw material prices with our vendors and increase our manufacturing efficiencies to reduce the cost of our display products. If we are unable to implement our strategy we may not be able to achieve profitability. Our cost of product revenues is comprised of manufacturing overhead, labor and material. For both our III-V and display products our overhead costs and, to a lesser extent, our labor costs are normally stable and do not fluctuate significantly during a three or twelve month period. For our III-V products material costs generally change in-line with sales volume fluctuations. For our display products material costs generally change in-line with sales volume fluctuations and the number of functional displays we can produce from a wafer. Our display manufacturing process is a series of steps which are performed on a wafer until such time the wafer is cut into individual displays. From a wafer there are a theoretical maximum number of functional (or saleable) displays which can be produce however imperfections occur on the wafer during the manufacturing process which cause displays to be defective which results in less than the maximum number of functional displays being produced. This means that all of the manufacturing costs spent on of all displays produced are allocated over the fewer number of functional displays which increases the cost per functional display. Manufacturing efficiency is defined as our manufacturing processes ability to produce functional displays. Our manufacturing efficiencies typically decline when we introduce a new display product into volume production. In addition, the average sales prices of our products for the three month period ended March 31, 2007 were lower than the same period in the prior year.

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

As we discussed above we expect the sales prices of our products to decline in the future. In addition we are installing a new manufacturing line for our displays and we installed new MOCVD reactors to manufacture our HBT products. These capital equipment investments will increase our depreciation expense by approximately $2.2 million in 2008. If we are unable to sell higher margin products, primarily displays for military applications, reduce raw material cost or increase manufacturing efficiencies to offset the effects of lower sales price and higher depreciation expense our gross margins will decline.

Research and Development. Research and development (R&D) expenses are incurred in support of internal display and III-V product development programs or programs funded by agencies of the U.S. government, the KoBrite joint venture and commercial partners. R&D costs include staffing, purchases of materials and laboratory supplies, circuit design costs, fabrication and packaging of display products, and overhead. For the three months ended March 31, 2007 and April 1, 2006 R&D expense was as follows (in millions):

	Three Months Ended
Research and development expense:	March 31, 2007	April 1, 2006
Funded	$.6	$1.2
Internal	1.8	1.7

Total research and development expense	$2.4	$2.9

Funded R&D expenses for the three months ended March 31, 2007 declined when compared against the same period of the prior year primarily due to decreases in R&D expenses for military programs.

Internal R&D expenses were primarily attributed to the development of our new III-V products, new displays, higher level assembly products and converting and qualifying our display production line to larger diameter wafers.

Selling, General and Administrative. Selling, general and administrative (S,G&A) expenses consist of the expenses incurred by our sales and marketing personnel and related expenses, bad debt expense, and administrative and general corporate expenses. S,G&A expenses were $4.9 million in the three months ended March 31, 2007 compared to $3.7 million for the three months ended April 1, 2006. During the three months ended March 31, 2007, the Company recorded an additional $1.2 million of expense for legal and other professional fees as compared to the corresponding period in 2006 resulting from our stock option review.

Other Income and Expense. Other income and expenses, net, was $1.2 million for the three months ended March 31, 2007, compared to $0.8 million for the corresponding period in 2006. Other income and expense is typically comprised of interest income offset by foreign currency transaction and remeasurement losses incurred by our Korean subsidiary Kowon. In the three months ended March 31, 2007 we recorded approximately $97,000 in foreign currency gains as compared to approximately $338,000 in losses for the same period in the prior year. These fluxuations primarily result from Kowon holding United States dollars to pay dollar denominated expenses and the remeasurement of such balances into the Korean Won at period end. We are unable to predict the possible amount the dollar may strengthen or weaken and the amount of gains (losses) that we may have to record.

(Provision) Benefit for Income Taxes. For the three months ended March 31, 2007 we have recorded a provision of approximately $45,000 compared to a benefit of approximately $42,000 for the three month period ended April 1, 2006. The provision for the three months ended March 31, 2007 reflects the net of expected alternative minimum and certain state taxes in the United States and deferred taxes for Kowon.

Equity Losses in Unconsolidated Affiliates. For the three months ended March 31, 2007 and April 1, 2006, the equity losses in unconsolidated affiliates are a result of our approximate 25% interest in the operating results of KoBrite.

Liquidity and Capital Resources

We have financed our operations primarily through public and private placements of our equity securities, research and development contract revenues, and sales of our III-V and CyberDisplay products. We believe our available cash resources will support our operations and capital needs for at least the next twelve months.

As of March 31, 2007 we had cash and equivalents and marketable securities of $103.2 million and working capital of $111.7 million compared to $105.4 million and $116.1 million, respectively, as of December 31, 2006. The change in cash and equivalents and marketable securities was primarily due to investments in capital equipment and other assets of approximately $1.3 million.

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

Also in December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. SFAS No. 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. It requires acquisition-related costs and restructuring costs that the acquirer expects but is not obligated to incur to be recognized separately from the acquisition. SFAS No. 141(R) modifies the criteria for the recognition of contingencies as of the acquisition date. It also provides guidance on subsequent accounting for acquired contingencies. SFAS No. 141(R) is effective for business acquisitions for which the acquisition date is on or after January 1, 2009. We may not apply it before that date. SFAS No. 141(R) will not impact our accounting for prior acquisitions.

Seasonality

The markets we sell into are traditionally seasonal and we would expect that as our business matures, our third quarter would be our strongest sales quarter followed by our second quarter then our fourth quarter and our first quarter would be our lowest sales quarter. We anticipate selling more display products for military applications which we would not expect to have the historical sales trends of our consumer oriented products. Depending upon the relative success of our consumer oriented products verses our military products our historical seasonal trends may become more pronounced or decline.

Inflation

We do not believe inflationary forces have materially affected our operations.

Contractual Obligations

The following is a summary of our contractual payment obligations for operating leases as of March 31, 2007:

Contractual Obligations	Total	Less than 1 year	1-3 Years	3-5 years	More than 5 years
Operating Lease Obligations	$6,234,349	$1,297,302	$2,645,273	$1,935,167	$356,607

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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

Under the supervision and with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Act”)) as of March 31, 2007. Based on this evaluation, our CEO and CFO concluded that, as of March 31, 2007, our disclosure controls and procedures were not effective. This conclusion was based on the existence of the material weaknesses in our internal control over financial reporting previously disclosed and discussed below.

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 30, 2006, we identified and continue to have the following two material weaknesses in our internal controls over financial reporting:

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

Although we have now filed our Form 10-K for the year ended December 30, 2006, our Forms 10-Q for the quarters ended September 30, 2006, March 31, 2007 and June 30, 2007, and September 29,2007 if the SEC disagrees with the manner in which we have accounted for and reported, or not reported, the financial impact of past stock option grants, there could be further delays in filing subsequent SEC reports that might result in the delisting of our common stock from the NASDAQ Stock Market.

Item 1A.	Risk Factors

The risk factors set forth below were previously disclosed in our Form 10-K for the fiscal year ended December 30, 2006. There have not been any material changes from the risk factors previously discussed in our Form 10-K. These risks are not the only ones facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially or adversely affect our financial condition and/or operating results.

The matters relating to the investigation by the Special Committee of the Board of Directors and the restatement of our consolidated financial statements may result in additional litigation and governmental enforcement action. On November 1, 2006, in response to a derivative lawsuit filed against us we commenced a voluntary review of our historical practices in granting stock options and our Board of Directors appointed a special committee of independent directors (the Special Committee) to conduct this review. On May 3, 2007, the Special Committee presented the findings of its stock option investigation to our Board of Directors and proposed various remedial measures. The Special Committee’s review indicated that our financial statements for the period 1995 through July 1, 2006 should not be relied upon and the Company would need to restate its financial statements for fiscal 1995 through July 1, 2006 and the related interim periods. The Board of Directors accepted all of the findings of the Special Committee and has adopted, or is in the process of adopting, all of the remedial measures proposed. As a result of the Special Committee’s investigation, as well as our internal review of our historical financial statements, we have recorded additional stock-based compensation expense for numerous stock-based awards made from 1995 through July 1, 2006. We have restated our consolidated financial statements for these periods to correctly account for stock-based awards for which the Special Committee or management determined that the measurement date for accounting purposes was different from the stated grant date. For more information on these matters, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations Restatement,” Note 2 of the Notes to Consolidated Financial Statements, and Item 9A, “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 30, 2006.

The internal review, the independent investigation, and related activities have required us to incur substantial expenses for legal, accounting, tax and other professional services, and have diverted management’s attention from our business.

Our past stock option granting practices and the restatement of prior financial statements have exposed us to greater risks associated with litigation, regulatory proceedings and government enforcement actions. As described in Part II, Item 1, “Legal Proceedings,” two derivative lawsuits were filed in state courts against certain of our directors and certain of our current and former executive officers pertaining to allegations relating to stock-based awards. We may become the subject of, or otherwise be required to incur legal fees and costs in connection with, additional private litigation, regulatory proceedings, or government enforcement actions. No assurance can be given regarding the outcomes from such activities. The resolution of these matters will be time consuming, expensive, and will distract management from the conduct of our business. Our available directors’ and officers’ liability insurance may not be sufficient to cover our legal expenses or those of persons we are obligated to indemnify. Furthermore, if we are subject to adverse findings in litigation, regulatory proceedings or government enforcement actions, we could be required to pay damages or penalties or have other remedies imposed, which could harm our business, financial condition, results of operations and cash flows. Furthermore, the restatements of our financial results, the derivative litigation, and any negative outcome that may occur from the investigation, could impact our relationships with customers and our ability to generate revenue.

Our common stock may be delisted from the NASDAQ Global Market and transferred to the National Quotation Service Bureau (the Pink Sheets), which may, among other things, reduce the price of our common stock and the levels of liquidity available to our stockholders. As a result of our Special Committee Investigation commencing in November 2006 we failed to timely file our Form 10-Q for the three month period ended September 30, 2006, in March 2007 we failed to timely file our Form 10-K for the year ended December 30, 2006, and in May 2007, August 2007, and November 2007 we failed to timely file our Forms 10-Q for the three month periods ended March 31, 2007, June 30, 2007, and September 29, 2007 respectively. On November 15, 2006 NASDAQ notified us that the failure to file our Form 10-Q for the three month period ended September 30, 2006 caused us to violate the requirements for continued listing as set forth in Marketplace Rule 4310(c)(14) and that the Company’s stock would be suspended from trading on November 27, 2006. On November 21, 2006 we requested a hearing before a NASDAQ Listing Qualifications Panel, or the Panel, to petition for continued listing on the NASDAQ Stock Market. The hearing was held on January 18, 2007. On February 22, 2007 the Panel informed us that we had been granted until May 14, 2007 to file our Form 10-K for the year ended December 30, 2006 and Form 10-Q for the interim period September 30, 2006 and any required restatements. On May 4, 2007 the Company made a request to the Panel for additional time beyond the May 14, 2007 deadline to file the delinquent Form 10-K and Forms 10-Q. On May 9, 2007 the Panel denied our request for additional time and notified the Company that it would suspend trading of the Company’s stock on May 16, 2007. On May 14, 2007, NASDAQ Listing and Hearing Review Council, or the Council, notified us that it had called the Company’s case for review and would delay its delisting pending a hearing before the Council. On May 16, 2007, NASDAQ informed us that the Company was not in compliance with NASDAQ Marketplace Rule 4310(c)(14) because it did not timely file its Quarterly Report on Form 10-Q for the quarter ended March 31, 2007. NASDAQ stayed any delisting as a result of our failure to file our Form 10-Q on a timely basis pending the hearing before the Council. On July 27, 2007 the Council notified us that we had until September 25, 2007 to file our Form 10-K for the year ended December 30, 2006, and Forms 10-Q for the interim periods September 30, 2006 and March 31, 2007 and any required restatements or the Company would be delisted on September 27, 2007. On September 7, 2007 we requested that the NASDAQ’s Board of Directors exercise its discretionary authority under Rule 4809 to grant the Company continued listing beyond the Council’s September 25, 2007 deadline to allow the Company time to complete its investigation into the Company’s past stock option practices and related accounting and prepare and file its financial statements. On September 17, 2007 the NASDAQ’s Board of Directors called for review the July 27, 2007 decision of the Council regarding Kopin’s Common Stock and, pending further consideration, has stayed the Council’s decision to suspend the Company’s securities from trading. On October 17, 2007, the NASDAQ Board of Directors further stayed the suspension from trading until December 17, 2007. On December 12, 2007, the NASDAQ Board further stayed the suspension from trading until February 11, 2008. On February 7, 2008, the NASDAQ board further stayed the suspension from trading until March 17, 2008.

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

Failure to achieve and maintain effective internal controls could adversely affect our ability to report our financial condition and results of operations accurately or on a timely basis. As a result, current and potential stockholders could lose confidence in our financial reporting, which could harm our business and the trading price of our stock. As required by Section 404 of the Sarbanes-Oxley Act of 2002, our management is required to periodically evaluate the design and effectiveness of our disclosure controls and procedures. Our management identified material weaknesses in our application of generally accepted accounting standards and controls over the accounting for the issuance of stock options, which continued through December 30, 2006. In addition, we must document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires our management to annually assess the effectiveness of our internal control over financial reporting. As a result of the material weaknesses described above, our disclosure controls and procedures were not effective as of March 31, 2007, which could result in a material misstatement in our annual and interim financial statements. Any failure to implement or difficulties experienced in implementing improved controls or any failure to maintain existing effective controls could have a material adverse effect on our business, operating results and stock price. For a more detailed discussion of our disclosure controls and procedures, see Item 9A of our Annual Report on Form 10-K.

We have experienced a history of losses and have a significant accumulated deficit. Since inception, we have incurred significant net operating losses. As of March 31, 2007 we had an accumulated deficit of $157.1 million. While we did generate income from operations in 2005, there can be no assurance that we will maintain profitability in the future.

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

	Sales as a Percent of Total Revenue
Customer	2006	2005	2004
Skyworks Solutions, Inc(A)	36%	32%	31%
Advanced Wireless Semiconductor Company	13	*	*
Samsung Electronics	8	15	28
Victor Company of Japan (JVC)	*	13	*
Military Customers	16	11	7
United States Government Funded Research and Development Contracts	7	6	2

(A)	In addition to its internal capacity Skyworks Solution, Inc (Skyworks) also uses Advanced Wireless Semiconductor Company (AWSC) to perform processing. We sell our HBT wafers directly to AWSC for use in Skyworks products as well as other customers. If we assume all of the HBT products we sold to AWSC were for Skyworks’ use the combined sales to Skyworks and AWSC would be 49%, 39% and 32% or our revenues for the years ended 2006, 2005 and 2004, respectively.

We anticipate that sales to Skyworks Solutions and military customers will continue to represent a significant portion of our revenues for 2008. We believe that historically we have provided Skyworks Solutions with the vast majority of its HBT transistor wafers. A significant reduction or delay in orders from any of our significant customers, particularly Skyworks Solutions or military customers in the aggregate, would materially reduce our revenue and cash flow and adversely affect our ability to achieve or maintain profitability in the future. Our ability to generate cash flow and achieve profitability in 2008 will be dependent on developing new customers, increasing our market share of customers who use our CyberDisplay products for digital still camera applications and finding new applications for our CyberDisplay products, particularly eyewear devices. We have increased sales of CyberDisplay products for military applications in the year ended December 30, 2006 from historical levels. Such sales are to government contractors for the United States military. The amount and timing of such orders is dependent upon the United States military procurement processes, the government contractor’s ability to successfully manage the program, and our ability to deliver more sophisticated CyberDisplay products.

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

We may be unable to increase revenues from CyberDisplay™ products if new products and applications are not developed. CyberDisplay revenues for the fiscal years 2006, 2005 and 2004 were $27.2 million, $47.6 million and $49.1 million, respectively. The decrease in 2006 CyberDisplay revenues since 2004 has resulted primarily from a significant decrease in sales of our CyberDisplay product to customers for use in camcorders, offset, in part by an increase in sales of our displays to the military and digital still camera markets. We had initial sales of display products into the military product and digital still camera markets in 2004 and since then we have been gaining experience in selling displays into these markets. We believe that our success in penetrating these and other markets, particularly military thermal weapon sights and night vision goggles, will significantly impact our ability to increase sales of CyberDisplays. In addition, our military products have a higher gross margin than our consumer display products and our success in increasing sales of military products are expected to significantly impact our ability to achieve or maintain profitability. Discussions with our commercial customers indicate that our competition continue to dramatically reduce their prices and some competitors are offering lower prices than us. We believe the average sales price of our displays to consumer product customers will have to decline in 2007 and 2008 if we are to remain competitive in the market place. We believe the average sales price of our displays products sold for consumer electronic applications will decrease in the range of 5% to 10% during the fiscal year 2007 and 2008. Accordingly, if we are unable to enter into new markets, particularly eyewear, or maintain or expand existing market share in the military and digital camera application segments, revenues from CyberDisplay products will decline, which may impact our ability to achieve or maintain profitability in the future.

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

We may be unable to increase revenues from HBT transistor wafers if new product applications are not developed. A critical market for our HBTs is wireless handsets. The growth rate of the wireless handset market has slowed over the last several years. We expect prices of our HBT transistor will decline by approximately 5 to 10 percent during fiscal year 2008. If the wireless handset unit volume grows in the range of 5 to 10 percent for the fiscal year 2007 and 2008 may decrease unless we increase our market share or new markets are developed. Revenues may also decline if we lose any of our customers or such customers reduce their orders from us. Accordingly, if we are unable to find additional applications for our HBT transistor wafers or increase our market share, our HBT transistor revenue may not grow and such absence of growth may impact our ability to achieve or maintain profitability.

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

We may record additional losses from our investment in the KoBrite joint venture, which may impact our ability to achieve or maintain profitability. We account for our investment in the KoBrite joint venture using the equity method, which requires us to record our proportional share of their operating results up to the amount we have invested, which is our current $5.0 million investment. For the three months ended March 31, 2007 and April 1, 2006 we recorded $45,608 and $271,723, respectively, of losses from the KoBrite joint venture. We anticipate that the joint venture will incur additional losses in the near term. If the joint venture generates operating losses in the future we will record additional losses, which will impact our ability to achieve or maintain profitability.

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