Form 10-Q
period 2007-06-30
KOPIN CORP
filed 2008-03-17
CIK 771266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

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

EXPLANATORY NOTE REGARDING RESTATEMENTS

In this Quarterly Report on Form 10-Q (Form 10-Q), we are restating our condensed consolidated financial statements for the three and six month periods ended July 1, 2006. Contemporaneous with the filing of this Quarterly Report on Form 10-Q, we filed a Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and an Annual Report on Form 10-K (Form 10-K) for the year ended December 30, 2006. In our Form 10-K filed with the Securities and Exchange Commission we restated our consolidated financial statements as of December 31, 2005 and for each of the years ended December 31, 2005 and 2004 and each of the quarters in 2005 and for the three month periods ended April 1, 2006 and July 1, 2006.

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

Kopin Corporation

Part 1: FINANCIAL INFORMATION

Item 1: Condensed Consolidated Financial Statements

KOPIN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2007	December 30, 2006

ASSETS
Current assets:
Cash and equivalents	$22,775,444	$27,907,656
Marketable securities, at fair value	76,839,111	77,452,635
Accounts receivable, net of allowance of $211,585 and $227,680 in 2007 and 2006	9,392,923	9,691,937
Accounts receivable from unconsolidated affiliates	2,392,090	1,461,118
Unbilled receivables	294,925	830,594
Prepaid taxes	791,928	799,336
Inventory	15,173,852	11,848,499
Prepaid expenses and other current assets	1,767,175	1,345,658

Total current assets	129,427,448	131,337,433
Property, plant and equipment	20,423,339	17,354,527
Other assets	13,050,569	12,721,358

Total assets	$162,901,356	$161,413,318

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,670,304	$7,688,865
Accounts payable to unconsolidated affiliates	952,877	616,194
Accrued payroll and expenses	2,666,119	2,102,447
Accrued warranty	1,030,000	1,030,000
Billings in excess of revenue earned	159,267	159,267
Other accrued liabilities and professional fees	4,358,888	3,621,727

Total current liabilities	21,837,455	15,218,500
Asset retirement obligations	788,997	772,197
Minority interest in subsidiary	3,273,075	4,457,724
Commitments and contingencies		—
Stockholders’ equity:
Preferred stock, par value $.01 per share: authorized, 3,000 shares; none issued	—	—
Common stock, par value $.01 per share: authorized, 120,000,000 shares; issued 72,019,365 shares in 2007 and 71,926,641 shares in 2006 Outstanding 67,526,260 in 2007 and 67,427,911 in 2006	711,417	710,434
Additional paid-in capital	307,160,531	305,650,043
Treasury stock (3,615,480 shares at cost in 2007 and 2006)	(14,552,865)	(14,552,865)
Accumulated other comprehensive income	3,920,994	2,945,098
Accumulated deficit	(160,238,248)	(153,787,813)

Total stockholders’ equity	137,001,829	140,964,897

Total liabilities and stockholders’ equity	$162,901,356	$161,413,318

See notes to condensed consolidated financial statements

KOPIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2007	July 1, 2006 (As Restated- See Note 2)	June 30, 2007	July 1, 2006 (As Restated- See Note 2)
Revenues:
Product revenues	$21,278,494	$18,056,429	$39,154,987	$35,002,364
Research and development revenues	591,534	808,759	844,522	2,552,686

	21,870,028	18,865,188	39,999,509	37,555,050
Expenses:
Cost of product revenues	18,801,078	12,800,731	34,031,181	25,726,890
Research and development	2,729,275	2,549,900	5,165,108	5,455,558
Selling, general, and administrative	4,474,251	4,064,081	9,388,006	7,748,436

	26,004,604	19,414,712	48,584,295	38,930,884

Loss from operations	(4,134,576)	(549,524)	(8,584,786)	(1,375,834)
Other income and (expense):
Interest income	1,148,078	1,189,684	2,314,014	2,368,713
Other income	26,748	32,041	45,079	32,041
Gain on sale of Micrel common stock	—	1,208,000	—	1,208,000
Foreign currency transaction (losses) gains	(115,479)	(143,357)	(18,800)	(480,925)
Interest and other expense	(8,489)	(23,780)	(43,681)	(34,908)

	1,050,858	2,262,588	2,296,612	3,092,921

(Loss) income before income taxes, minority interest in loss of subsidiary and equity loss in unconsolidated affiliate	(3,083,718)	1,713,064	(6,288,174)	1,717,087
(Provision) benefit for income taxes	(45,179)	(14,068)	(90,358)	27,932

(Loss) income before minority interest in loss of subsidiary and equity loss in unconsolidated affiliate	(3,128,897)	1,698,996	(6,378,532)	1,745,019
Minority interest in loss of subsidiary	18,121	80,852	14,539	249,662
Equity loss in unconsolidated affiliates	(40,833)	(106,380)	(86,441)	(378,103)

Net (loss) income	$(3,151,609)	$1,673,468	$(6,450,434)	$1,616,578

(Loss) income per share:
Basic	$(0.05)	$0.02	$(0.10)	$0.02

Diluted	$(0.05)	$0.02	$(0.10)	$0.02

Weighted average number of common shares outstanding:
Basic	67,526,233	68,268,009	67,497,114	68,525,537

Diluted	67,526,233	68,335,065	67,497,114	68,559,066

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2007	July 1, 2006 (As Restated- See Note 2)	June 30, 2007	July 1, 2006 (As Restated- See Note 2)
Net (loss) income	$(3,151,609)	$1,673,468	$(6,450,434)	$1,616,578
Foreign currency translation adjustments	676,945	(2,301,711)	471,259	705,880
Unrealized holding gain (loss) on marketable securities	185,417	213,138	504,637	(1,308,233)

Comprehensive (loss) income	$(2,289,247)	$(415,105)	$(5,474,538)	$1,014,225

See notes to condensed consolidated financial statements

KOPIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30, 2007	July 1, 2006
		(As Restated- See Note 2)
Cash flows from operating activities:
Net (loss) income	$(6,450,434)	$1,616,578
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	1,709,036	1,727,451
Amortization of interest premium or discount	94,622	144,189
Minority interest in income (loss) of subsidiary	(14,539)	(249,662)
Equity loss in unconsolidated affiliate	86,441	378,103
Net gain on investment activity	—	(1,208,000)
Stock based compensation	1,231,593	1,422,338
Change in other non-cash items	16,600	—
Changes in assets and liabilities:
Accounts receivable	440,715	(1,789,854)
Inventory	(3,279,513)	1,101,748
Prepaid expenses and other current assets	(904,119)	224,740
Accounts payable and accrued expenses	5,720,660	(4,520,999)
Billings in excess of revenue earned	—	(17,718)

Net cash used in operating activities	(1,348,938)	(1,171,086)

Cash flows from investing activities:
Proceeds from sale of marketable securities	10,496,736	19,124,914
Purchases of marketable securities	(9,865,181)	(13,906,502)
Other assets	(23,211)	(114,005)
Investment in KoBrite and other equity investments	(980,118)	(2,500,000)
Capital expenditures	(3,871,596)	(2,831,318)

Net cash used in investing activities	(4,243,370)	(226,911)

Cash flows from financing activities:
Treasury stock purchases	—	(4,718,136)
Proceeds from exercise of stock options	279,878	277,762

Net cash provided by (used in) in financing activities	279,878	(4,440,374)

Effect of exchange rate changes on cash	180,218	673,793

Net decrease in cash and equivalents	(5,132,212)	(5,164,578)
Cash and equivalents:
Beginning of period	27,907,656	31,502,645

End of period	$22,775,444	$26,338,067

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$62,000	$345,000
Supplemental schedule of noncash investing activities:
Construction in progress included in accrued expenses	$829,000	$1,070,000

See notes to condensed consolidated financial statements.

KOPIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The condensed consolidated financial statements for the three and six months ended June 30, 2007 and July 1, 2006 are unaudited and include all adjustments, which, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. All such adjustments are of a normal recurring nature.

These condensed consolidated financial statements should be read in conjunction with the Company’s annual consolidated financial statements and notes thereto.

The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for any other interim period or for a full fiscal year.

The condensed consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and Kowon Technology Co., Ltd. (Kowon), a majority owned (78%) subsidiary located in Korea. All intercompany transactions and balances have been eliminated.

2. RESTATEMENT OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On November 1, 2006, in response to a derivative lawsuit filed against the Company, the Board of Directors established a Special Investigation Committee (the Special Committee) to review its historical stock-based awards granting practices (the Internal Review) and accounting.

As a result of the Internal Review, the Company determined that during the period from January 1, 1995 through December 30, 2006 (the “Investigation Period”), the Company i) applied incorrect measurement dates in the accounting for certain stock-based awards and ii) incorrectly accounted for certain stock options that should have been recorded under Emerging Issues Task Force (EITF) 96-18: “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. Accordingly, the Company has restated the accompanying condensed consolidated financial statements for the periods ended July 1, 2006 to record additional stock-based compensation to correctly account for its stock-based awards and related payroll tax adjustments. The Company has also corrected in periods prior to fiscal 2006 other previously unrecorded misstatements not related to the accounting for stock-based awards previously deemed to be immaterial.

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

•	If the fully executed minutes of the Board of Director or Compensation Committee meetings documented the grantee, the number of stock-based awards they were to receive and the exercise price, the Revised Measurement Date was the date of the fully executed minutes, which was the same as the Original Measurement Date. 2.6 million stock-based awards met this criteria.

•	If a fully executed consent of the Board of Directors or Compensation Committee documented the grantee, the number of stock-based awards they were to receive and the exercise price, the Revised Measurement Date was the date of the last signature from a Board member or Compensation Committee member on the fully executed consent. The Company used this criteria to determine the Revised Measurement Date for 460,000 stock-based awards.

•	If the fully executed minutes of the Board of Director or Compensation Committee meetings subsequently documented or clarified the grantee and the number of stock-based awards they were to receive and the exercise price which were discussed in Compensation Committee minutes of a prior date, the Revised Measurement Date was the date of the clarifying Board of Director meeting. The Company used this criteria to determine the Revised Measurement Date for 2.8 million stock-based awards.

•	If documentation in the form of a final accounting spreadsheet contained the grantee, the number of stock option awards they were to receive and the exercise price for a significant percentage (defined as containing approximately 90% or more of the total awards to employees and officers) of employees, the Revised Measurement Date was the date of such documentation. The Company used this criteria to determine the Revised Measurement Date for 500,000 stock-based awards.

•	If a Form 4 was filed with the Securities and Exchange Commission documented the grantee and the number of stock-based awards they were to receive and the exercise price, the Revised Measurement Date was generally the filing date of the Form 4. The Company used this criteria to determine the Revised Measurement Date for 1.5 million stock-based.

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

As a result the Company recorded additional stock-based compensation in the three and six month periods ended July 1, 2006 of $20,000 and $41,000, respectively.

Tax Adjustments

Withholding Taxes

In addition to the stock-based compensation charges, amounts have also been recorded for tax-related expense related to the stock-based awards. The Company has determined that numerous stock options previously classified as incentive stock options (ISO) did not meet the criteria to qualify as ISOs since they were issued in the money based on the Revised Measurement Dates. As the Company mistakenly believed those options were ISOs, the Company did not withhold and pay certain employee income and payroll taxes on their exercise. Consequently, the Company has recorded additional expense, along with penalties and interest, in the periods of exercise. These expenses have been reversed in the period when the statute of limitations expires. Tax-related liabilities related to the disqualification of the ISO status of stock options and withholding taxes were approximately $80,000 as of June 30, 2007 and December 30, 2006.

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

Other Adjustments

The Company corrected the statement of cash flows for the six month period ended July 1, 2006 to reflect construction in progress accrued but not paid at end of the period as a non-cash item.

Statement of Operations Adjustments

The following tables reconcile the amounts previously reported in the Company’s unaudited consolidated statements of operations for the three and six months ended July 1, 2006 to the corresponding restated amounts, which reflect the restatement adjustments previously described (in thousands, except per share data):

Three months ended July 1, 2006

	As previously reported	Adjustments	As restated
	(In thousands, except per share data)
Statement of operations
Revenues:
Net product revenue	$18,117	$(61)	$18,056
Research and development revenues	809	—	809

Total revenues	18,926	(61)	18 865

Expenses:
Cost of product revenues	12,792	8	12,800
Research and development	2,541	9	2,550
Selling, general, and administration	3,940	124	4,064

Total operating expenses	19,273	141	19,414
Loss from operations	(347)	(202)	(549)
Other income and expense:
Interest income	1,190	—	1,190
Other income	32	—	32
Gain on sale of Micrel common stock	1,208		1,208

	As previously reported	Adjustments	As restated
	(In thousands, except per share data)
Foreign currency transaction losses	(143)	—	(143)
Interest and other expense	(24)	—	(24)

	2,263	—	2,263
Income before income taxes, minority interest in loss of subsidiary and equity loss in unconsolidated affiliate	1,916	(203)	1,713
Income tax provision	(14)	—	(14)

Income before minority interest in loss of subsidiary and equity loss in unconsolidated affiliate	1,902	(203)	1,699
Minority interest in loss of subsidiary	81	—	81
Equity losses in unconsolidated affiliate	(106)	—	(106)

Net income	$1,877	$(203)	$1,674

Net income per share:
Basic	$0.03	$(0.01)	$0.02
Diluted	$0.03	$(0.01)	$0.02
Shares used in computing net income per share:
Basic	68,268	—	68,268
Diluted	68,565	(230)	68,335

Six months ended July 1, 2006

	As previously reported	Adjustments	As restated
	(In thousands, except per share data)
Statement of operations
Revenues:
Net product revenue	$35,064	(61)	$35,003
Research and development revenues	2,553	—	2,553

Total revenues	37,617	(61)	37,556

Expenses:
Cost of product revenues	25,709	18	25,727
Research and development	5,439	17	5,456
Selling, general, and administration	7,508	240	7,748

Total operating expenses	38,656	275	38,931
Loss from operations	(1,039)	(336)	(1,375)
Other income and expense:
Interest income	2,369	—	2,369
Other income	32	—	32
Gain on sale of Micrel common stock	1,208		1,208
Foreign currency transaction (losses) gains	(481)	—	(481)
Interest and other expense	(35)	—	(35)

	3,093	—	3,093

Income before income taxes, minority interest in loss of subsidiary and equity loss in unconsolidated affiliate	2,054	(336)	1,718

	As previously reported	Adjustments	As restated
	(In thousands, except per share data)
Benefit for income tax	28	—	28

Income before minority interest in loss of subsidiary and equity loss in unconsolidated affiliate	2,082	(336)	1,745
Minority interest in loss of subsidiary	250	—	250
Equity loss in unconsolidated affiliate	(378)	—	(378)

Net Income	$1,954	$(336)	$1,617

Net loss per share:
Basic	$0.03	(0.01)	$0.02
Diluted	$0.03	(0.01)	$0.02
Shares used in computing net income per share:
Basic	68,526	—	68,526
Diluted	68,865	(306)	68,559

Statement of Cash Flows Adjustments

The following tables reconcile the amounts previously reported in the Company’s unaudited condensed consolidated statements of cash flows for the six months ended July 1, 2006 to the corresponding restated amounts, which reflect the restatement adjustments previously described (in thousands):

	Six Months Ended July 1, 2006
	As previously Reported	Adjustment	Restated
Cash flows from operating activities:
Net income	$1,954	$(337)	$1,617
Adjustments to reconcile net income to net cash (used in) operating activities:
Depreciation and amortization	1,727	—	1,727
Amortization of interest premium or discount	144	—	144
Minority interest in losses of subsidiary	(250)	—	(250)
Loss in unconsolidated affiliate	378	—	378
Net gain on investment transactions	(1,208)	—	(1,208)
Stock based-compensation	1,163	259	1,422
Changes in assets and liabilities:
Accounts receivable	(1,851)	61	(1,790)
Inventory	1,100	—	1,100
Prepaid expenses and other current assets	225	—	225
Accounts payable and accrued expenses	(3,466)	(1,055)	(4,521)
Billings in excess of revenue earned	(18)	—	(18)

Net cash used in operating activities	(101)	(1,070)	(1,173)

Cash flows from investing activities:
Proceeds from sale of marketable securities	19,125	—	19,125
Purchase of marketable securities	(13,907)	—	(13,907)
Other assets	(114)	—	(114)
Investments in equity and cost basis affiliates	(2,500)	—	(2,500)

	Six Months Ended July 1, 2006
	As previously Reported	Adjustment	Restated
Capital expenditures	(3,901)	1,070	(2,831)

Net cash used in investing activities	(1,297)	1,070	(227)

Cash flows from financing activities:
Treasury stock purchases	(4,718)	—	(4,718)
Proceeds from exercise of stock options	278	—	278

Net cash used in financing activities	(4,440)	—	(4,440)

Effect of exchange rate changes on cash	674	—	674

Net decrease in cash and equivalents	(5,165)	—	(5,165)
Cash and equivalents:
Beginning of period	31,503	—	31,503

End of period	$26,338	$—	$26,337

3. INVENTORY

Inventory is stated at the lower of cost (determined on the first-in, first-out or specific identification method) or market and consists of the following at June 30, 2007 and December 30, 2006:

	June 30, 2007	December 30, 2006
Raw materials	$7,964,609	$7,382,472
Work-in-process	2,895,012	1,780,408
Finished goods	4,314,231	2,685,619

	$15,173,852	$11,848,499

4. NET LOSS PER SHARE

Basic net (loss) income per share is computed using the weighted average number of shares of common shares outstanding during the period less any unvested shares. Diluted net loss per share is computed using the weighted average number of common shares and potential common shares outstanding during the period using the treasury stock method. Potential common shares have not been included in any periods in which the effect would be anti-dilutive. For the three and six months ended July 1, 2006, 67,057 and 33,528 common share equivalents, respectively, are included in the diluted earnings per share calculation from the assumed exercise of outstanding stock options and repurchases under the treasury stock method. For the three and six months ended June 30, 2007, stock options and unvested restricted common shares aggregating 8,726,220 were outstanding but not included in the computation of diluted earnings per share as the inclusion would be anti-dilutive.

5. STOCK BASED COMPENSATION

A summary of award activity under the stock option plans as of June 30, 2007 and changes during the six month period is as follows:

	Six Months Ended June 30, 2007
	Shares	Weighted Average Exercise Price
Balance, December 31, 2006	8,229,749	$10.69
Options granted	—	—
Options forfeited	(285,305)	4.92
Options exercised	(95,849)	2.92

Balance, June 30, 2007	7,848,595	$10.98

Exercisable, June 30, 2007	7,445,382	$11.30

The following table summarizes information about stock options outstanding and exercisable at June 30, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.01—$ 3.55	346,078	4.76	$3.21	283,578	$3.15
$ 3.75—$ 4.97	1,735,243	4.97	4.45	1,601,868	4.51
$ 5.00—$ 9.95	2,142,054	4.43	6.20	1,984,716	6.27
$10.00—$13.00	1,585,820	4.31	11.34	1,535,820	11.39
$14.31—$44.88	2,039,400	3.79	22.61	2,039,400	22.61

	7,848,595	4.37	$10.98	7,445,382	$11.30

Aggregate intrinsic value on June 30, 2007	$296,993			$252,466

A summary of options vested and expected to vest at June 30, 2007 is as follows:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options vested at period end	7,445,382	$11.30	$252,466
Options expected to vest, at period end	383,762	5.10	44,440

Options vested and expected to vest	7,829,144	$11.00	$296,906

No options were issued during the six months ended June 30, 2007 or the six months ended July 1, 2006. The total intrinsic value of options exercised during the six months ended June 30, 2007 was $86,915. Cash received from option exercises under all share-based payment arrangements was approximately $280,000 for the six months ended June 30, 2007. No tax benefits were realized during this period due to the existence of tax net operating loss carryforwards.

The Company has issued shares of nonvested restricted common stock to certain employees. Each award requires the employee to fulfill certain obligations, including remaining employed by the Company for two or four years (the vesting period). However, 188,000 of the outstanding shares will vest immediately if the Company achieves profitability in 2007.

A summary of the activity for nonvested restricted common stock awards as of June 30, 2007 and changes during the six months then ended is presented below:

	Shares	Weighted Average Grant Fair Value
Balance, December 31, 2006	883,250	$4.07
Granted	—	—
Forfeited	(3,125)	4.19
Vested	(2,500)	4.38

Balance, June 30, 2007	877,625	$4.06

The following table summarizes stock-based compensation expense related to employee stock options and nonvested restricted common stock awards under SFAS123R for the six months ended June 30, 2007 and July 1, 2006 (no tax benefits were recognized):

	Six Months Ended June 30, 2007	Six Months Ended July 1, 2006
Cost of product revenues	$270,000	$274,000
Research and development	120,000	171,000
Selling, general and administrative	841,000	978,000

Total	$1,231,000	$1,423,000

The total unrecognized compensation cost related to nonvested restricted common stock awards is expected to be recognized over a weighted average period of 3 years. The total unrecognized compensation cost is as follows at June 30, 2007:

Stock option awards	$760,687
Nonvested stock awards	2,828,779

$3,589,466

6. OTHER ASSETS AND AMOUNTS DUE FROM AFFILIATES

Marketable Equity Security

As of June 30, 2007 the Company held approximately 200,000 shares of Micrel common stock as available-for-sale with a market value of approximately $2,570,000 and an adjusted cost basis of approximately $1,812,000. The fair value of this investment at December 30, 2006 was approximately $2,178,000. In the second quarter of 2006, the Company sold 200,000 shares of Micrel common stock for approximately $3,002,000. The gain recognized on the sale is separately presented in the statement of operations.

Non-Marketable Securities—Equity Method Investment

At June 30, 2007, the Company had an approximate 40% interest in Kopin Taiwan Corp (KTC), which is accounted for using the equity method and had a carrying value of $0. The Company has manufactured products for KTC to sell to their customers and KTC manufactures products for the Company to sell to its customers. In addition, the Company provides technical services to KTC and sells raw substrates to KTC. For the three and six months ended June 30, 2007 the Company had product sales to KTC of approximately $1,000 and $3,000 respectively, as compared to approximately $5,000 and $33,000 for the three and six months ended July 1, 2006, respectively. For the three and six months ended June 30, 2007 the Company had purchases from KTC of approximately $1,636,000 and $2,470,000 respectively, as compared to approximately $504,000 and $725,000 for the three and six months ended July 1, 2006, respectively.

In February 2005 the Company contributed its CyberLite LED technology, production know-how, and $3.0 million to a joint venture, KoBrite, formed to manufacture and sell LEDs. For its contribution, the Company received a 23% interest in KoBrite. In addition, KTC contributed $2.0 million for a 15% interest in KoBrite and unrelated investors contributed an additional $9.0 million. In the third quarter of 2006, KoBrite had an equity offering and the Company invested an additional approximately $2.0 million in the KoBrite joint venture to retain its approximate proportional interest. Subsequent to its establishment, KoBrite entered into an agreement, which required it to pay the Company a total of $7.5 million for the transfer of certain equipment and the performance of research and training activities. Approximately $6.0 million of the $7.5 million was allocated to the value of the equipment transferred and $1.5 million was allocated to the performance of research and training activities. Through December 30, 2005 the Company had received $6.7 million of the $7.5 million due from KoBrite. During the three months ended April 1, 2006, the Company recorded revenue of approximately $850,000 in the caption “Research and development revenues” in the Condensed Consolidated Statement of Operations after completing all services and deliverables and achieved acceptance from KoBrite. As of July 1, 2006 all amounts owed to the Company by KoBrite for this transaction had been paid.

The Company accounts for its ownership interest in KoBrite using the equity method. KoBrite’s results are recorded one quarter in arrears from the Company’s. During the three and six months ended June 30, 2007, the Company recorded losses of approximately $41,000 and $86,000, respectively, as compared to the three and six months ended July 1, 2006, when the Company recorded losses of approximately $106,000 and $378,000, respectively, in “Equity loss in unconsolidated affiliate” in the Condensed Consolidated Statement of Operations.

Non-Marketable Securities—Cost Method Investments

At June 30, 2007 the Company had an investment in Advanced Wireless Semiconductor Company (AWSC), with a carrying value of approximately $775,000, which the Company accounts for on the cost basis.

One of the Company’s Directors is chairman of KTC and owns approximately 1.0% of the outstanding common stock of KTC. One of the Company’s Directors is a director of AWSC and several directors and officers own amounts ranging from 0.1% to 0.5% of the outstanding stock of AWSC.

At June 30, 2007, the Company had an investment in Kenet, Inc. (Kenet) with a carrying value of approximately $5.4 million, which is carried under the cost method. The Company’s Chief Executive Officer is a founder and board member of this company and owns approximately 2.3% of this company. Certain directors and an officer of the Company have also invested in this company and their ownership ranges from 0.1% to 1.0%.

Amounts Due From Affiliates

Related party receivables at June 30, 2007 and December 30, 2006 approximate the following amounts:

	June 30, 2007	December 30, 2006
Advanced Wireless Semiconductor	$1,188,000	$983,000
Kopin Taiwan Corporation	1,204,000	478,000

Accounts receivable from unconsolidated affiliates	$2,392,000	$1,461,000

Summarized aggregate financial information for KTC for the fiscal period ended June 30, 2007 and KoBrite for the fiscal period ended March 31, 2007 is provided in the table below. The three month period ended July 1, 2006 includes the financial information of KTC for that period and the financial information for KoBrite for the three months ended March 31, 2007.

	Three Months Ended		Six Months Ended
	June 30,2007	July 1, 2006	June 30, 2007	July 1, 2006
Revenue	$3,675,000	$1,230,000	$8,204,000	$1,615,000
Gross margin ( loss)	526,000	(490,000)	(473,000)	(969,000)
Loss from operations	(70,000)	(1,343,000)	(2,102,000)	(3,707,000)
Net loss	(21,000)	(1,335,000)	(2,155,000)	(3,673,000)

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

	Six months Ended unaudited
	June 30, 2007	July 1, 2006
Beginning Balance	$1,030,000	$1,030,000
Additions	344,000	193,000
Claim and reversals	(344,000)	(193,000)

Ending Balance	$1,030,000	$1,030,000

8. INCOME TAXES

As of June 30, 2007, the Company has available for tax purposes $93.6 million federal net operating loss carryforwards expiring through the year 2026. The Company has recognized a full valuation allowance for its net operating loss carryforwards and other net deferred tax assets for entities in the United States tax jurisdictions due to the uncertainty of realization of such assets.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, Accounting for Income Taxes” (“FIN 48”). FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon settlement with the tax authorities. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

There was no impact upon the adoption of FIN 48 on December 31, 2006. There are no known tax positions which are reasonably possible to change over the next twelve months necessitating a significant change in our unrecognized tax benefits.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense in the consolidated statements of operations.

The Company has not been examined by the Internal Revenue Service (the “IRS”) and we are subject to examination for all years since 1992. State income tax returns are generally subject to examination for a period of 3-5 years after filing of the respective return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states.

International jurisdictions have statutes of limitations generally ranging from 3-5 years after filing of the respective return. Years still open to examination by tax authorities in major jurisdictions include Korea (2003 onward), Japan (2003 onward) and Hong Kong (2005 onward ). The Company is not currently under examination in these jurisdictions.

9. SEGMENTS AND GEOGRAPHICAL INFORMATION (AS RESTATED)

The Company’s chief operating decision maker is its Chief Executive Officer. The Company’s chief operating decision maker evaluates the operating results of the Company’s reportable segments based on revenues and net income (loss).

The Company operates in two reportable segments, Kopin US, which includes the operations in the United States and the Company’s equity method investees, and Kowon. In prior years we disclosed one reportable segment and prior periods have been corrected to conform to current year presentation. The following table presents the Company’s reportable segment results for the three and six month periods ended June 30, 2007 and July 1, 2006:

Three months ended
	Kopin U.S.	Kowon	Adjustments	Total
June 30, 2007
Revenues	$20,270,000	$7,764,000	$(6,164,000)	$21,870,000
Net (loss) income	(3,110,000)	(51,000)	9,000	(3,152,000)

July 1, 2006
Revenues	$17,666,000	$2,030,000	$(831,000)	$18,865,000
Net income (loss)	1,849,000	(214,000)	38,000	1,673,000

Six months ended
June 30, 2007
Revenues	$37,616,000	$11,787,000	($9,403,000)	$40,000,000
Net income (loss)	(6,441,000)	(28,000)	19,000	(6,450,000)
Total Assets	150,644,000	23,983,000	(11,726,000)	162,901,000
Long lived assets	16,303,000	4,123,000	(3,000)	20,423,000

July 1, 2006
Revenues	$34,480,000	$4,511,000	($1,436,000)	$37,555,000
Net income (loss)	2,254,000	(736,000)	99,000	1,617,000
Total Assets	147,103,000	20,647,000	(5,606,000)	162,144,000
Long lived assets	11,138,000	3,639,000	(3,000)	14,774,000

The adjustments to reconcile to the consolidated financial statement total revenue, net income (loss) and total assets include the elimination of intercompany sales, minority interest in income (loss) of subsidiary and intercompany receivables.

Geographical revenue information for the three and six months ended June 30, 2007 and July 1, 2006 was based on the location of the customers and is as follows:

	Three Months Ended June 30, 2007	Three Months Ended July 1, 2006	Six Months Ended June 30, 2007	Six Months Ended July 1, 2006
Asia-Pacific	51%	33%	44%	36%
Americas	49%	67%	56%	64%

Total Revenues	100%	100%	100%	100%

	Three Months Ended June 30, 2007	Three Months Ended July 1, 2006	Six Months Ended June 30, 2007	Six Months Ended July 1, 2006
Cyberdisplay	$11.1	$12.1	$20.2	$24.9
III-V	10.7	6.8	19.7	12.7

Total Revenues	$21.8	$18.9	$39.9	$37.6

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

Due to the inherent uncertainties of litigation, the Company cannot predict the outcome of the Securities Law Action or the derivative lawsuits at this time, and can give no assurance that the claim will not have a material adverse affect on its financial position or its results of operations.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”. SFAS No. 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods with in those fiscal years, beginning on or after December 28, 2008, except for the presentation and disclosure requirements which will be applied retrospectively for all periods presented. The Company is currently evaluating the impact and disclosures of this standard but would not expect SFAS No. 160 to have a material impact on its consolidated results of operations or financial condition.

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

Critical Accounting Policies

Management’s discussion and analysis of our financial condition and results of operations are based upon our unaudited consolidated financial statements. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition under percentage of completion method, bad debts, inventories, warranty reserves, investment valuations, valuation of stock compensation awards, recoverability of deferred tax assets, liabilities for uncertain tax positions and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not apparent from other sources. Actual results may differ from these estimates under different assumptions. Further detail regarding our critical accounting policies can be found in “Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 30, 2006. See Note 8 of the accompanying condensed consolidated financial statements for the impact of the adoption of FASB Interpretation No. 48 as of January 1, 2007.

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

We have two principal sources of revenues: product revenues and research and development revenues. Product revenues consist of sales of our CyberDisplay products and our III-V products, principally gallium arsenide (GaAs) HBT transistor wafers. Research and development revenues consist primarily of development contracts with agencies of the U.S. government and amounts earned under agreements with KoBrite, discussed below. For the three and six months ended June 30, 2007, research and development revenues were $0.6 million or 2.7% and $0.8 and 2.1% of total Q2 2007 revenues, respectively, and $0.8 million, or 4.3% and $2.6 million, or 6.8% of total revenues for the corresponding period in 2006.

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

Results of Operations

Revenues. Our total revenues for the three and six month periods ended June 30, 2007 and July 1, 2006 were as follows (in millions):

	Three Months Ended		Six Months Ended
Revenues:	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
III-V	$11.1	$12.1	$20.2	$24.9
CyberDisplay	10.7	6.8	19.7	12.7

Total revenues	$21.8	$18.9	$39.9	$37.6

Our principal III-V product is our HBT transistor which is used in wireless handsets. The decrease in our III-V revenues primarily resulted from a decrease in demand from our customers which use our HBT products in wireless cell phone applications, lower research and development revenue from our KoBrite joint venture and general sales price declines. In 2005 we entered into an agreement to provide certain research and development activities for our KoBrite joint venture. In April 2006 we recorded approximately $.9 million which was the final revenue due under this agreement. The increase in CyberDisplay revenues in the three and six months ended June 30, 2007 compared to the three and six months ended July 1, 2006 resulted from an increase in sales of our display products to customers who use our displays for digital still camera and military applications. Display sales by category for the three and six month periods ended June 30, 2007 and July 1, 2006 were as follows:

	Three months ended		Six Months Ended
CyberDisplay Revenues by Category	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Consumer Electronic Applications	$6.9	$2.2	$10.6	$5.0
Military Application	2.3	3.3	6.5	5.1
Eyewear Application	1.1	.7	2.1	1.2
Research & Development	.4	.6	.5	1.4

Total CyberDisplay Revenues	$10.7	$6.8	$19.7	$12.7

The Revenues of our Korean subsidiary, Kowon are primarily derived from sales to us and Samsung Electronics. Kowon’s sales for the three and six month periods ended June 30, 2007 were $7.8 million and $11.8 million, respectively, as compared to $2.0 million and $4.5 million for the corresponding periods on the prior year. Kowon’s sales to us were $6.2 million and $9.4 million for the three and six month periods ended June 30, 2007, respectively, as compared to $.8 million and $1.4 million for the comparable periods in 2006. The increase in Kowon’s sales are primarily to support our increase in display sales to customers who use our displays for digital still camera applications.

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

Research and development revenues for the three and six months ended June 30, 2007 were $0.6 million and $0.8 million, respectively, compared to $0.8 million and $2.6 million, respectively, for the three and six months ended July 1, 2006. During the six months ended July 1, 2006, the Company recorded $850,000, related to research and development and training services for KoBrite.

International sales represented 44% and 38% of revenues for the six months ended June 30, 2007 and July 1, 2006, respectively. The increase in international sales is primarily attributable to an increase in sales of our displays to Asian customers that use the display for digital still camera applications. The international sales percentage excludes the impact of approximately $850,000 of revenues from the KoBrite joint venture in the six months ended July 1, 2006. International sales are primarily sales of CyberDisplay products to consumer electronic manufacturers primarily located in Japan and Korea, and HBT product sales to customers located in Taiwan. Our international sales are primarily denominated in U.S. currency. Consequently, a strengthening of the U.S. dollar could increase the price in local currencies of our products in international markets and make our products relatively more expensive than competitors’ products that are denominated in local currencies, leading to a reduction in sales or profitability in those international markets. In addition, sales of our CyberDisplay products in Korea are transacted through our Korean subsidiary Kowon Technology Co., LTD. Kowon’s sales are primarily denominated in U.S. dollars. However, Kowon’s local operating costs are primarily denominated in Korean won. As a result, our financial position and results of operations are subject to exchange rate fluctuation. We have not taken any protective measures against exchange rate fluctuations, such as purchasing hedging instruments with respect to such fluctuations, because of the historically stable exchange rate between the Japanese yen, Korean won and the U.S. dollar.

Cost of Product Revenues.

	Three Months Ended		Six Months Ended
Cost of product revenues:	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Cost of product revenues	$18.8	$12.8	$34.0	$25.7
Cost of product revenues as a % of revenues	88.4%	70.9%	86.9%	73.5%

The increase in our cost of product revenues as a percentage of revenues is primarily a result of our strategy to increase our market share of digital still camera which uses our display for the electronic viewfinder and declines in average selling prices of our products. For the six months ended June 30, 2007 our display products sold to consumer electronic applications increased to $10.6 million from $5.0 million for the same period in 2006. We were able to achieve this increase by aggressively pricing our display. The significant increase in sales of our display products for use in consumer electronics applications in 2007 resulted in inefficiencies in our manufacturing process and for some display product sold for consumer electronic applications the selling price was below manufacturing cost. Our strategy to increase gross margins in 2007 and 2008 is to use the increase in unit sales volume to negotiate lower raw material prices with our vendors and increase our manufacturing efficiencies to reduce the cost of our display products. If we are unable to implement our strategy we may not be able to achieve profitability. Our cost of product revenues is comprised of manufacturing overhead, labor and material. For both our III-V and display products our overhead costs and, to a lesser extent, our labor costs are normally stable and do not fluctuate significantly during a three or twelve month period. For our III-V products material costs generally change in-line with sales volume fluctuations. For our display products material costs generally change in-line with sales volume fluctuations and the number of functional displays we can produce from a wafer. Our display manufacturing process is a series of steps which are performed on a wafer until such time the wafer is cut into individual displays. From a wafer there are a theoretical maximum number of functional (or saleable) displays which can be produce however imperfections occur on the wafer which during the manufacturing process which cause displays to be defective which results in less than the maximum number of functional displays being produced. This means that all of the manufacturing costs spent on of all displays produced are allocated over the fewer number of functional displays which increases the cost per functional display. Manufacturing efficiency is defined as our manufacturing processes ability to produce functional displays. Our manufacturing efficiencies typically decline when we introduce a new display product into volume production. In addition, the average sales prices of our products for the three and six month periods ended June 30, 2007 were lower than the same period in the prior year.

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

Research and Development. Research and development (R&D) expenses are incurred in support of internal display and III-V product development programs or programs funded by agencies of the U.S. government, the KoBrite joint venture and commercial partners. R&D costs include staffing, purchases of materials and laboratory supplies, circuit design costs, fabrication and packaging of display products, and overhead. For the three and six months ended June 30, 2007 and July 1, 2006 R&D expense was as follows (in millions):

	Three Months Ended		Six Months Ended
Research and development expense:	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Funded	$0.7	$1.4	$1.2	$2.6
Internal	2.1	1.1	4.0	2.8

Total research and development expense	$2.8	$2.5	$5.2	$5.4

Funded R&D expenses for the three months ended June 30, 2007 declined when compared against the same period of the prior year primarily due to decreases in R&D expenses for military programs.

Internal R&D expenses were primarily attributed to the development of our new III-V products, new displays, higher level assembly products and converting and qualifying our display production line to larger diameter wafers.

Selling, General and Administrative. Selling, general and administrative (S,G&A) expenses consist of the expenses incurred by our sales and marketing personnel and related expenses, bad debt expense, and administrative and general corporate expenses. S,G&A expenses were $4.5 million and $9.4 million in the three and six months ended June 30, 2007, respectively, as compared to $4.1 million and $7.7 million for the three and six months ended July 1, 2006, respectively. During the three and six months ended June 30, 2007, the Company recorded an additional $0.8 million and $2.0 million, respectively, of expense for legal and other professional fees primarily incurred as part of our stock option review, as compared to the corresponding periods in 2006.

Other Income and Expense. Other income and expenses, net, was $1.1 million and $2.3 million for the three and six months ended June 30, 2007, compared to $2.3 million and $3.1 million for the corresponding period in 2006. Included in other income and expense for the three and six months period ended July 1, 2006 is a $1.2 million gain from the sale of 200,000 shares of our investment in Micrel Semiconductor (Micrel) common stock. Other income and expense is typically composed of interest income offset by foreign currency transaction and remeasurement losses incurred by our Korean subsidiary Kowon. In the six months ended June 30, 2007 we recorded approximately $19,000 in foreign currency losses as compared to approximately $480,000 in losses for the same period in the prior year. These fluctuations primarily result from Kowon holding United States dollars to pay dollar denominated expenses and the remeasurement of such balances into the Korean Won at period end. We are unable to predict the possible amount the dollar may strengthen or weaken and the amount of gains (losses) that we may have to record.

(Provision) Benefit for Income Taxes. For the three and six months ended June 30, 2007 we have recorded a provision of approximately $45,000 and $90,000, respectively, compared to a provision of approximately $14,000 and a benefit of approximately $28,000, respectively, for the three and six months period ended July 1, 2006. The provision for the six months ended June 30, 2007 reflects the net of expected alternative minimum and certain state taxes in the United States and deferred tax for Kowon.

Equity Losses in Unconsolidated Affiliates. For the three and six months ended June 30, 2007 and July 1, 2006, the equity losses in unconsolidated affiliates are a result of our approximate 25% interest in the operating results of KoBrite.

Liquidity and Capital Resources

We have financed our operations primarily through public and private placements of our equity securities, research and development contract revenues, and sales of our III-V and CyberDisplay products. We believe our available cash resources will support our operations and capital needs for at least the next twelve months.

As of June 30, 2007 we had cash and equivalents and marketable securities of $99.6 million and working capital of $107.6 million compared $105.4 million and $116.2 million, respectively, as of December 31, 2006. The change in cash and equivalents and marketable securities was primarily due to approximately $1.3 million of cash used for operations and investments in capital equipment of approximately $3.9 million.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”. SFAS No. 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods with in those fiscal years, beginning on or after December 28, 2008 except for the presentation and disclosure requirements which will be applied retrospectively for all periods presented. The Company is currently assessing the impact, if any, that SFAS No. 160 will have on the results of our operations, financial position or cash flows.

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

Inflation

We do not believe inflationary forces have materially affected our operations.

Contractual Obligations

The following is a summary of our contractual payment obligations for operating leases as of June 30, 2007:

Contractual Obligations	Total	Less than 1 year	1-3 Years	3-5 years	More than 5 years
Operating Lease Obligations	$5,918,317	$1,330,474	$2,570,711	$1,779,394	$237,738

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

Item 4. Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Act”)) as of June 30, 2007. Based on this evaluation, our CEO and CFO concluded that, as of June 30, 2007, our disclosure controls and procedures were not effective. This conclusion was based on the existence of the material weaknesses in our internal control over financial reporting previously disclosed and discussed below.

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Failure to achieve and maintain effective internal controls could adversely affect our ability to report our financial condition and results of operations accurately or on a timely basis. As a result, current and potential stockholders could lose confidence in our financial reporting, which could harm our business and the trading price of our stock. As required by Section 404 of the Sarbanes-Oxley Act of 2002, our management is required to periodically evaluate the design and effectiveness of our disclosure controls and procedures. Our management identified material weaknesses in our application of generally accepted accounting standards and controls over the accounting for the issuance of stock options, which continued through December 30, 2006. In addition, we must document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires our management to annually assess the effectiveness of our internal control over financial reporting. As a result of the material weaknesses described above, our disclosure controls and procedures were not effective as of June 30, 2007, which could result in a material misstatement in our annual and interim financial statements. Any failure to implement or difficulties experienced in implementing improved controls or any failure to maintain existing effective controls could have a material adverse effect on our business, operating results and stock price. For a more detailed discussion of our disclosure controls and procedures, see Item 9A of our Annual Report on Form 10-K.

We have experienced a history of losses and have a significant accumulated deficit. Since inception, we have incurred significant net operating losses. As of June 30, 2007 we had an accumulated deficit of $160.2 million. While we did generate income from operations in 2005, there can be no assurance that we will maintain profitability in the future.

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

	Sales as a Percent of Total Revenue
Customer	2006	2005	2004
Skyworks Solutions, Inc (A).	36%	32%	31%
Advanced Wireless Semiconductor Company	13	*	*
Samsung Electronics	8	15	28
Victor Company of Japan (JVC)	*	13	*
Military Customers	16	11	7
United States Government Funded Research and Development Contracts	7	6	2

(A)	In addition to its internal capacity Skyworks Solution, Inc (Skyworks) also uses Advanced Wireless Semiconductor Company (AWSC) to perform processing. We sell our HBT wafers directly to AWSC for use in Skyworks products as well as other customers. If we assume all of the HBT products we sold to AWSC were for Skyworks’ use the combined sales to Skyworks and AWSC would be 49%, 39% and 32% or our revenues for the years ended 2006, 2005 and 2004, respectively.

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

We may be unable to increase revenues from CyberDisplay™ products if new products and applications are not developed. CyberDisplay revenues for the fiscal years 2006, 2005 and 2004 were $27.2 million, $47.6 million and $49.1 million, respectively. The decrease in 2006 CyberDisplay revenues since 2004 has resulted primarily from a significant decrease in sales of our CyberDisplay product to customers for use in camcorders, offset, in part by an increase in sales of our displays to the military and digital still camera markets. We had initial sales of display products into the military product and digital still camera markets in 2004 and since then we have been gaining experience in selling displays into these markets. We believe that our success in penetrating these and other markets, particularly military thermal weapon sights and night vision goggles, will significantly impact our ability to increase sales of CyberDisplays. In addition, our military products have a higher gross margin than our consumer display products and our success in increasing sales of military products are expected to significantly impact our ability to achieve or maintain profitability. Discussions with our commercial customers indicate that our competition continue to dramatically reduce their prices and some competitors are offering lower prices than us. We believe the average sales price of our displays to consumer product customers will have to decline in 2008 if we are to remain competitive in the market place. We believe the average sales price of our displays products sold for consumer electronic applications will decrease in the range of 5% to 10% during the fiscal year 2008. Accordingly, if we are unable to enter into new markets, particularly eyewear, or maintain or expand existing market share in the military and digital camera application segments, revenues from CyberDisplay products will decline, which may impact our ability to achieve or maintain profitability in the future.

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

We may be unable to increase revenues from HBT transistor wafers if new product applications are not developed. A critical market for our HBTs is wireless handsets. The growth rate of the wireless handset market has slowed over the last several years. We expect prices of our HBT transistor will decline by approximately 5 to 10 percent during fiscal year 2008. If the wireless handset unit volume grows in the range of 5 to 10 percent for the fiscal year 2008 our HBT revenues may decrease unless we increase our market share or new markets are developed. Revenues may also decline if we lose any of our customers or such customers reduce their orders from us. Accordingly, if we are unable to find additional applications for our HBT transistor wafers or increase our market share, our HBT transistor revenue may not grow and such absence of growth may impact our ability to achieve or maintain profitability.

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

We may record additional losses from our investment in the KoBrite joint venture, which may impact our ability to achieve or maintain profitability. We account for our investment in the KoBrite joint venture using the equity method, which requires us to record our proportional share of their operating results up to the amount we have invested, which is our current $5.0 million investment. For the six months ended June 30, 2007 and July 1, 2005 we recorded $86,441 million and $378,103 million, respectively, of losses from the KoBrite joint venture. We anticipate that the joint venture will incur additional losses in the near term. If the joint venture generates operating losses in the future we will record additional losses, which will impact our ability to achieve or maintain profitability.

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

Part II

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