Form 10-Q
period 2007-09-29
KOPIN CORP
filed 2008-03-17
CIK 771266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 29, 2007

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

KOPIN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 29, 2007	December 30, 2006
ASSETS
Current assets:
Cash and equivalents	$19,322,410	$27,907,656
Marketable securities, at fair value	74,745,348	77,452,635
Accounts receivable, net of allowance of $209,000 and $228,000 in 2007 and 2006	11,831,967	9,691,937
Accounts receivable from unconsolidated affiliates	2,660,954	1,461,118
Unbilled receivables	1,401,691	830,594
Inventory	17,786,230	11,848,499
Prepaid taxes	1,085,525	799,336
Prepaid expenses and other current assets	1,694,257	1,345,658

Total current assets	130,528,382	131,337,433
Property, plant and equipment, net	21,476,529	17,354,527
Other assets	12,548,617	12,721,358

Total assets	$164,553,528	$161,413,318

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,933,493	$7,688,865
Accounts payable to unconsolidated affiliates	1,412,302	616,194
Accrued payroll and expenses	3,324,649	2,102,447
Accrued warranty	1,030,000	1,030,000
Billings in excess of revenue earned	400,762	159,267
Other accrued liabilities and professional fees	4,501,334	3,621,727

Total current liabilities	22,602,540	15,218,500
Asset retirement obligations	797,397	772,197
Minority interest in subsidiary	3,576,049	4,457,724
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, par value $.01 per share: authorized, 3,000 shares; none issued	—	—
Common stock, par value $.01 per share: authorized, 120,000,000 shares; issued 72,019,365 shares in 2007 and 71,372,811 shares in 2006, outstanding 67,547,260 in 2007 and 67,428,611 in 2006	711,627	710,434
Additional paid-in capital	307,744,128	305,650,043
Treasury stock (3,615,480 shares in 2007 and 2006, at cost)	(14,552,865)	(14,552,865)
Accumulated other comprehensive income	4,300,074	2,945,098
Accumulated deficit	(160,625,422)	(153,787,813)

Total stockholders’ equity	137,577,542	140,964,897

Total liabilities and stockholders’ equity	$164,553,528	$161,413,318

See notes to condensed consolidated financial statements

KOPIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Revenues:
Product revenues	$27,623,349	$13,744,041	$66,778,337	$48,746,405
Research and development revenues	1,597,158	1,960,151	2,441,680	4,512,837

	29,220,507	15,704,192	69,220,017	53,259,242
Expenses:
Cost of product revenues	22,654,347	10,733,895	56,694,806	36,460,789
Research and development	2,994,122	2,676,931	8,165,772	8,132,489
Selling, general, and administrative	4,249,112	4,018,942	13,621,303	11,767,381

	29,897,581	17,429,768	78,481,881	56,360,659

Loss from operations	(677,074)	(1,725,576)	(9,261,864)	(3,101,417)
Other income and (expense):
Interest income	1,099,818	1,211,360	3,413,832	3,580,073
Other income	31,574	287,773	76,653	319,814
Gain on sale of Micrel common stock	—	—	—	1,208,000
Foreign currency transaction losses	(53,464)	(143,442)	(72,265)	(624,367)
Interest and other expense	(8,837)	(10,155)	(52,518)	(45,063)

	1,069,091	1,345,536	3,365,702	4,438,457

Income (loss) before income taxes, minority interest in (income) loss of subsidiary and equity loss in unconsolidated affiliate	392,016	(380,040)	(5,896,162)	1,337,040
Provision for income taxes	(418,349)	(551,073)	(508,707)	(523,141)

(Loss) income before minority interest in (income) loss of subsidiary and equity loss in unconsolidated affiliate	(26,333)	(931,113)	(6,404,869)	813,899
Minority interest in (income) loss of subsidiary	(247,199)	144,817	(232,661)	394,479
Equity loss in unconsolidated affiliate	(113,637)	(97,740)	(200,078)	(475,843)

Net (loss) income	$(387,168)	$(884,036)	$(6,837,608)	$732,535

(Loss) income per share:
Basic	$(0.01)	$(0.01)	$(0.10)	$0.01

Diluted	$(0.01)	$(0.01)	$(0.10)	$0.01

Weighted average number of common shares outstanding:
Basic	67,547,233	67,798,463	67,513,821	68,283,179

Diluted	67,547,233	67,798,463	67,513,821	68,305,531

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Net (loss) income	$(387,168)	$(884,036)	$(6,837,608)	$732,535
Foreign currency translation adjustments	471,259	169,186	671,329	875,066
Unrealized holding gain (loss) on marketable securities	504,637	618,961	683,647	(689,267)

Comprehensive income (loss)	$588,728	$(95,889)	$(5,482,632)	$918,334

See notes to condensed consolidated financial statements

KOPIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended
	September 29, 2007,	September 30, 2006
Cash flows from operating activities:
Net (loss) income	$(6,837,608)	$732,535
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	2,560,293	2,270,271
Amortization of interest premium or discount	152,076	192,170
Minority interest in income (loss) of subsidiary	232,661	(394,480)
Equity loss in unconsolidated affiliate	200,078	475,843
Net gain on investment activity	—	(1,208,000)
Stock-based compensation	1,815,401	2,130,455
Change in other non-cash items	16,600	(360,739)
Changes in assets and liabilities:
Accounts receivable	(3,306,949)	775,224
Inventory	(5,851,513)	(62,439)
Deferred tax asset	—	370,000
Prepaid expenses and other current assets	(1,106,616)	(251,959)
Accounts payable and accrued expenses	6,179,672	(2,842,414)
Billings in excess of revenue earned	241,495	(73,844)

Net cash (used in) provided by operating activities	(5,704,410)	1,752,623

Cash flows from investing activities:
Proceeds from sale of marketable securities	14,400,405	34,602,518
Purchases of marketable securities	(11,165,588)	(30,537,938)
Other assets	(22,737)	14,586
Investment in KoBrite and other equity investments	(980,118)	(4,952,063)
Proceeds from sale of investments		3,002,000
Capital expenditures	(5,722,840)	(5,450,936)

Net cash used in investing activities	(3,490,878)	(3,321,833)

Cash flows from financing activities:
Treasury stock purchases		(6,607,097)
Proceeds from exercise of stock options	279,878	277,762

Net cash provided by financing activities	279,878	(6,329,335)

Effect of exchange rate changes on cash	330,164	852,752

Net decrease in cash and equivalents	(8,585,246)	(7,045,793)
Cash and equivalents:
Beginning of period	27,907,656	31,502,645

End of period	$19,322,410	$24,456,852

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$90,000	$472,000
Supplemental schedule of noncash investing activities:
Construction in progress included in accrued expenses	$840,000	$1,572,000

See notes to condensed consolidated financial statements.

KOPIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The condensed consolidated financial statements for the three and nine months ended September 29, 2007 and September 30, 2006 are unaudited and include all adjustments, which, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. All such adjustments are of a normal recurring nature.

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

2. INVENTORY

Inventory is stated at the lower of cost (determined on the first-in, first-out or specific identification method) or market and consists of the following at September 29, 2007 and December 30, 2006:

	September 29, 2007	December 30, 2006
Raw materials	$9,224,310	$7,382,471
Work-in-process	4,471,365	1,780,409
Finished goods	4,090,555	2,685,619

	$17,786,230	$11,848,499

3. NET (LOSS) INCOME PER SHARE

Basic net (loss) income per share is computed using the weighted average number of shares of common stock outstanding during the period less any unvested shares. Diluted net income per share is computed using the weighted average number of common shares and potential common shares outstanding during the period using the treasury stock method. Potential common shares have not been included in any periods in which the effect would be anti-dilutive. For the nine months ended September 30, 2006, 22,352 common share equivalents are included in the diluted earnings per share calculation from the assumed exercise of outstanding stock options and repurchases under the treasury stock method. For the three and nine months ended September 29, 2007 stock options and nonvested shares aggregating 7,790,749 were outstanding but not included in the computation of diluted earnings per share as the inclusion would be anti-dilutive. For the three months ended September 30, 2006 stock options and nonvested shares aggregating 8,783,546 were outstanding but not included in the computation of diluted earnings per share as the inclusion would be anti-dilutive.

4. STOCK BASED COMPENSATION

A summary of award activity under the stock option plans as of September 29, 2007 and changes during the nine month period is as follows:

	Nine Months Ended September 29, 2007
	Shares	Weighted Average Exercise Price
Balance, December 31, 2006	8,229,749	$10.69
Options granted
Options forfeited	(1,199,776)	5.60
Options exercised	(95,849)	2.92

Balance, September 29, 2007	6,934,124	$11.64

Exercisable, September 29, 2007	6,556,661	$12.02

The following table summarizes information about stock options outstanding and exercisable at September 29, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.01—$ 3.55	346,078	4.76	$3.21	283,578	$3.15
$ 3.75—$ 4.97	1,449,859	5.80	4.47	1,318,584	4.54
$ 5.00—$ 9.95	1,512,967	5.83	6.07	1,379,279	6.15
$10.00—$13.00	1,585,820	4.31	11.34	1,535,820	11.39
$14.31—$44.88	2,039,400	3.79	22.54	2,039,400	22.54

	6,934,124	4.82	$11.64	6,556,661	$12.02

Aggregate intrinsic value on September 29, 2007	$223,476			$196,329

A summary of options vested and expected to vest at September 29, 2007 is as follows:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options vested, at period end	6,556,661	$12.02	$196,329
Options expected to vest, at period end	377,463	5.08	27,146

Options vested and expected to vest	6,934,124	$11.64	$223,476

No options were issued during the nine month periods ended September 29, 2007 and September 30, 2006. The total intrinsic value of options exercised during the nine months ended September 29, 2007 was $86,915. Cash received from option exercises under all share-based payment arrangements was $279,878 for the nine months ended September 29, 2007. No tax benefits were realized during this period due to the existence of tax net operating loss carryforwards.

The Company has issued shares of nonvested restricted common stock to certain employees. Each award requires the employee to fulfill certain obligations, including remaining employed by the Company for two or four years (the vesting period). However, 188,000 of the outstanding shares will vest immediately if the Company achieves profitability in 2007.

A summary of the activity for nonvested restricted share awards as of September 29, 2007 and changes during the nine months then ended is presented below:

	Shares	Weighted Average Grant Fair Value
Balance, December 31, 2006	883,250	$4.07
Granted
Forfeited	(3,125)	4.19
Vested	(23,500)	3.36

Balance, September 29, 2007	856,625	$4.09

The following table summarizes stock-based compensation expense related to employee stock options and nonvested restricted stock awards for the three and nine months ended September 29, 2007 (no tax benefits were recognized):

	Three Months Ended		Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Cost of product revenues	$136,000	$146,000	$406,000	$422,000
Research and development	63,000	76,000	183,000	251,000
Selling, general, and administrative	385,000	486,000	1,226,000	1,457,000

Total	$584,000	$708,000	$1,815,000	$2,130,000

The total unrecognized compensation cost related to nonvested restricted stock awards is expected to be recognized over a weighted average period of 3 years. The total unrecognized compensation cost is as follows at September 29, 2007:

Stock option awards	$509,524
Nonvested stock awards	2,487,845

$2,997,369

5. OTHER ASSETS AND AMOUNTS DUE FROM AFFILIATES

Marketable Equity Security

As of September 29, 2007 the Company held approximately 200,000 shares of Micrel common stock as available-for-sale with a market value of approximately $2,182,000 and an adjusted cost basis of approximately $1,812,000. The fair value of this investment at December 30, 2006 was approximately $2,178,000. In April of 2006, the Company sold 200,000 shares of Micrel common stock for approximately $3,002,000 and recorded a gain of $1,208,000 which is presented in the Condensed Consolidated Statement of Operations.

Non-Marketable Securities – Equity Method Investments

At September 29, 2007, the Company had an approximate 40% interest in Kopin Taiwan Corp (KTC), which is accounted for using the equity method and had a carrying value of $0. The Company has manufactured products for KTC to sell to their customers and KTC manufactures products for the Company to sell to its customers. In addition, the Company provides technical services to KTC and sells raw substrates. For the three and nine months ended September 29, 2007 the

Company had product sales to KTC of approximately $0 and $3,000 respectively, as compared to approximately $6,000 and $39,000 for the three and nine months ended September 30, 2006, respectively. For the three and nine months ended September 29, 2007 the Company had purchases from KTC of approximately $988,000 and $3,458,000, respectively, as compared to approximately $535,000 and $1,260,000, for the three and nine months ended September 30, 2006, respectively.

In February 2005 the Company contributed its CyberLite LED technology, production know-how, and $3.0 million to a joint venture, KoBrite, formed to manufacture and sell LEDs. For its contribution, the Company received a 23% interest in KoBrite. In addition, KTC contributed $2.0 million for a 15% interest in KoBrite and unrelated investors contributed an additional $9.0 million. In the third quarter of 2006, KoBrite had an equity offering and the Company invested an additional approximately $2.0 million in the KoBrite joint venture to retain its approximate proportional interest. Subsequent to its establishment, KoBrite entered into an agreement, which required it to pay the Company $7.5 million of which $6.0 million was allocated to equipment and the $1.5 million for the performance of research and training activities. During the nine months ended September 30, 2006, the Company recorded revenue of approximately $850,000, in the caption “Research and development” in the Condensed Consolidated Statement of Operations after completing all services and deliverables and achieving acceptance from KoBrite.

The Company accounts for its ownership interest in KoBrite using the equity method. KoBrite’s results are recorded one quarter in arrears from the Company’s. During the three and nine months ended September 29, 2007, the Company recorded losses of approximately $114,000 and $200,000, respectively, as compared to the three and nine months ended September 30, 2006, when the Company recorded losses of approximately $98,000 and $476,000, respectively, in “Equity loss in unconsolidated affiliate” in the Condensed Consolidated Statement of Operations.

Non-Marketable Securities – Cost Method Investments

At September 29, 2007, the Company had an investment in Advanced Wireless Semiconductor Company (AWSC), with a carrying value of approximately $774,588, which the Company accounts for on the cost basis.

One of the Company’s Directors is chairman of KTC and owns approximately 1.0% of the outstanding common stock of KTC. One of the Company’s Directors is a director of AWSC and several directors and officers own amounts ranging from 0.1% to 0.5% of the outstanding stock of AWSC.

At September 29, 2007, the Company had an investment in Kenet, Inc. (Kenet) with a carrying value of approximately $5.4 million, which is carried under the cost method. The Company’s Chief Executive Officer is a founder and board member of this company and owns approximately 2.3% of this company. Certain directors and an officer of the Company have also invested in this company and their ownership ranges from 0.1% to 1.0%.

Amounts Due from Affiliates

Related party receivables at September 29, 2007 and December 30, 2006 approximate the following amounts:

	September 29, 2007	December 30, 2006
Advanced Wireless Semiconductor	$1,081,000	$983,000
Kopin Taiwan Corporation	1,580,000	478,000

Accounts receivable from unconsolidated affiliates	$2,661,000	$1,461,000

Summarized aggregate financial information for KTC for the fiscal period ended September 30, 2007 and KoBrite for the fiscal period ended June 30, 2007 is provided in the table below. The three month period ended September 30, 2006, includes the financial information of KTC for that period and the financial information for KoBrite for the three months ended July 1, 2006.

	Three Months Ended		Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Revenue	$3,761,000	$1,671,000	$11,965,000	$3,286,000
Gross margin	370,000	(403,000)	(103,000)	(1,372,000)
Loss from operations	(80,000)	(1,287,000)	(2,182,000)	(4,994,000)
Net loss	(294,000)	(1,254,000)	(2,449,000)	(4,927,000)

Certain officers and directors have invested in some of the Company’s investee companies, including Micrel. The Company has a loan to a non-officer employee for $171,000 which is due in 2008.

6. ACCRUED WARRANTY

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

	Nine months Ended
	September 29, 2007	September 30, 2006,
Beginning Balance	$1,030,000	$1,030,000
Additions	628,000	271,000
Claim and reversals	(628,000)	(271,000)

Ending Balance	$1,030,000	$1,030,000

7. INCOME TAXES

As of September 30, 2007, the Company has available for tax purposes $94.8 million federal net operating loss carryforwards expiring through the year 2026. The Company has recognized a full valuation allowance for its net operating loss carryforwards and other net deferred tax assets for entities in the United States tax jurisdictions due to the uncertainty of realization of such assets.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, Accounting for Income Taxes” (FIN 48). FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more-likely-than-not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon settlement with the tax authorities. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

There was no impact upon the adoption of FIN 48 on December 31, 2006. There are no known tax positions which are reasonably possible to change over the next twelve months necessitating a significant change in our unrecognized tax benefits.

The Company recognized interest and penalties related to unrecognized tax benefits in income tax expense in the condensed consolidated statements of income.

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

International jurisdictions have statutes of limitations generally ranging from 3 to 5 years after filing of the respective return. Years still open to examination by tax authorities in major jurisdictions include Korea (2003 onward), Japan (2003 onward) and Hong Kong (2005 onward). We are not currently under examination in these jurisdictions.

8. SEGMENTS AND GEOGRAPHICAL INFORMATION

The Company’s chief operating decision maker is its Chief Executive Officer. The Company’s chief operating decision maker evaluates the operating results of the Company’s reportable segments based on revenues and net income (loss).

The Company operates in two reportable segments, Kopin US, which includes the operations in the United States and the Company’s equity method investors, and Kowon. The following table presents the Company’s reportable segment results for the three and nine month periods ended September 29, 2007 and September 30, 2006:

	Kopin U.S.	Kowon	Adjustments	Total
Three months ended September 29, 2007
Revenues	$27,368,000	$12,423,000	($10,570,000)	$29,221,000
Net (loss) income	(1,298,000)	902,000	9,000	(387,000)

September 30, 2006
Revenues	$14,542,000	$1,880,000	($718,000)	$15,704,000
Net (loss) income	(511,000)	(151,000)	(222,000)	(884,000)

Nine months ended September 29, 2007
Revenues	$64,983,000	$24,211,000	($19,974,000)	$69,220,000
Net (loss) income	(7,740,000)	874,000	28,000	(6,838,000)
Total Assets	150,612,000	26,103,000	(12,161,000)	164,554,000
Long lived assets	17,373,000	4,107,000	(3,000)	21,477,000

September 30, 2006
Revenues	$49,023,000	$6,391,000	($2,155,000)	$53,259,000
Net (loss) income	1,743,000	(887,000)	(123,000)	733,000
Total Assets	147,524,000	21,225,000	(6,987,000)	161,762,000
Long lived assets	12,536,000	3,685,000	(4,000)	16,217,000

The adjustments to reconcile to the consolidated financial statement total revenue, net income (loss) and total assets include the elimination of intercompany sales, minority interest in income (loss) of subsidiary and intercompany receivables.

During the three and nine months ended September 29, 2007 and September 30, 2006, the company derived its sales from the following geographies (as a percentage of net sales) (dollar amounts in millions):

	Three Months Ended September 29, 2007	Three Months Ended September 30, 2006	Nine Months Ended September 29, 2007	Nine Months Ended September 30, 2006
Asia-Pacific	50%	27%	46%	32%
Americas	50%	73%	54%	68%

Total Revenues	100%	100%	100%	100%

9. Litigation

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

10. RECENT ACCOUNTING PRONOUNCEMENTS

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits an entity to choose, at specified election dates, to measure eligible financial instruments and certain other items at fair value that are not currently required to be measured at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods with those financial years. At the effective date, an entity may elect the fair value option for eligible items that exist at that date. The entity shall report the effect of the first remeasurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. The Company is currently evaluating the impacts and disclosures of this standard, but would not expect SFAS No. 159 to have a material impact on its consolidated results of operations or financial condition.

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

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995, including without limitation statements made relating to our expectation that sales to Skyworks Solutions and the US Military will represent a significant portion of our revenues for 2008; our expectation that sales of our CyberDisplay products to customers who use them in camcorder applications will decline; our expectation that KoBrite will incur additional losses in the near term; our belief that in 2008 we will establish an 8-inch CyberDisplay manufacturing line; our belief that our material weakness in our internal controls will continue to exist in our fiscal year 2008; our expectation that a significant market for new wireless communications devices, including personal entertainment systems, will develop; our expectation that our CyberDisplay products will benefit from further general technological advances in the design and production of integrated circuits and active matrix LCDs, resulting in further improvements in resolution and miniaturization; our expectation that sales into the high speed fiber optic switching equipment market will not be significant in fiscal year 2008; our expectation not to pay cash dividends for the foreseeable future and to retain earnings for the development of our businesses; our expectation, based on current negotiations with our customers and certain contractual obligations, that the prices of certain products will decline in fiscal year 2008; our expectation that the sale prices of our commercial displays will decline, but our military product sales will increase, in fiscal year 2008; our expectation that we will expend between $5.0 and $9.0 million on capital expenditures over the next twelve months; our expectation that our third quarter would be our strongest sales quarter followed by our second quarter, fourth quarter and first quarter, in that order; our expectation that prices of our HBT transistor’s and display products sold for consumer electronic applications will decline by approximately 5 to 10 percent during fiscal year 2008, but may decline more depending on final negotiation with our customer: our expectation that competition will increase; our belief that our CyberDisplay products are well suited for new applications such as reading e-mail and browsing the Internet using digital wireless devices and other consumer electronics devices; our belief that small form factor displays will be a critical component in the development of advanced wireless communications systems; our belief that general technological advances in the design and fabrication of integrated circuits, LCD technology and LCD manufacturing processes will allow us to continue to enhance our CyberDisplay product manufacturing process; our belief that continued introduction of new products in our target markets is essential to our growth; our belief that GAIN HBT transistor wafers provide the performance characterization necessary for the next generation of wireless handsets and optoelectronic components; our belief that the costs of producing gallium arsenide integrated circuits by our customers will continue to exceed the costs associated with the production of competing silicon integrated circuits; our belief that our future success will depend primarily upon the technical expertise, creative skills and management abilities of our officers and key employees rather than on patent ownership; our belief that our available cash resources will support our operations and capital needs for at least the next twelve months; our estimate that the cash payments associated with an estimated tender offer will range between $200,000 and $500,000; and our belief that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations, and cash flows should not be material. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industries in which we operate, management’s beliefs, and assumptions made by management. In addition, other written or oral statements, which constitute forward-looking statements, may be made by or on behalf of us. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “could”, “seeks”, “estimates”, and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements, whether as a result of new information, future events or otherwise. Factors that could cause or contribute to such differences in outcomes and results include, but are not limited to, those discussed below in Item 1A and those set forth in our other periodic filings filed with the Securities and Exchange Commission.

Critical Accounting Policies

Management’s discussion and analysis of our financial condition and results of operations are based upon our unaudited consolidated financial statements. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition under percentage of completion method, bad debts, inventories, warranty reserves, investment valuations, valuation of stock compensation awards, recoverability of deferred tax assets, liabilities for uncertain tax positions and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not apparent from other sources. Actual results may differ from these estimates under different assumptions. Further detail regarding our critical accounting policies can be found in “Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2005. The Company adopted SFAS 123(R) effective January 1, 2006 which is discussed in Note 5 to the accompanying condensed consolidated financial statements. See Note 7 of the accompanying condensed consolidated financial statements for the impact of the adoption of FASB Interpretation No. 48 as of January 1, 2007.

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

We have two principal sources of revenues: product revenues and research and development revenues. Product revenues consist of sales of our CyberDisplay products and our III-V products, principally gallium arsenide (GaAs) HBT transistor wafers. Research and development revenues consist primarily of development contracts with agencies of the U.S. government and amounts earned under agreements with KoBrite, discussed below. For the nine months ended September 29, 2007, research and development revenues were $2.4 million or 3.4% of total 2007 revenues and $4.5 million, or 8.5% of total revenues for the corresponding period in 2006.

The Company entered into a joint venture, KoBrite, with a Taiwanese-based light emitting diode (LED) manufacturer, Kopin Taiwan Corporation and financial investors. Subsequent to its formation, KoBrite entered into agreements with the Company to purchase certain equipment and have the Company perform research and training activities with KoBrite employees.

Results of Operations

Revenues. Our total revenues for the three and nine month periods ended September 29, 2007 and September 30, 2006 were as follows (in millions):

	Three Months Ended		Nine Months Ended
Revenues:	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Cyber Display	$18.1	$5.6	$37.8	$18.3
III-V	11.1	10.1	31.4	34.9

Total revenues	$29.2	$15.7	$69.2	$53.2

Our principal III-V product is our HBT transistor which is used in wireless handsets. The decrease in our year to date III-V revenues primarily resulted from a decrease in demand from our customers which use our HBT products in wireless cell phone applications, lower research and development revenue from our KoBrite joint venture and general price declines. In 2005 we entered into an agreement to provide certain research and development activities for our KoBrite joint venture. In April 2006 we recorded approximately $.9 million which was the final revenue due under this agreement and therefore no revenue was recorded in 2007. The increase in CyberDisplay revenues in the three and nine months ended September 29, 2007 compared to the three and nine months ended September 30, 2006 resulted from an increase in sales of our display products to customers who use our displays for digital still camera and military applications. Display sales by category for the three and nine month periods ended September 29, 2007 and September 29, 2006 were as follows:

Cyber Display Revenues by Category	Three Months Ended		Nine Months Ended
Display Revenues by Category	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Consumer Electronic Applications	$10.0	$2.0	$20.6	$7.0
Military Application	4.4	1.2	10.9	6.3
Eyewear Application	2.3	.6	4.4	1.9
Research & Development	1.4	1.8	1.9	3.1

Total	$18.1	$5.6	$37.8	$18.3

The revenues our Korean subsidiary, Kowon are primarily derived from sales to us and Samsung Electronics and are included in Cyber Display sales. For the three and nine months ended September 29, 2007, Kowon’s revenues were $12.4 million and $24.2 million, respectively, as compared to $1.8 million and $6.3 million for the comparatable period last year. The increase in Kowon’s revenues were as a result of an increase to us to support our customers who buy our displays for digital still camera applications. Kowon’s sales to us were $1.2 million and $10.6 million for the three and nine months ended September 29, 2007, respectively, as compared to $1.5 million and $2.1 million for the comparatable period in 2006.

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

During fiscal year 2006, we acquired three metal organic chemical vapor deposition (MOCVD) reactors, which can produce our HBT products on either four or six inch gallium arsenide (GaAs) wafers. However, we acquired the reactors primarily for their ability to process six inch GaAs wafers. We currently have other MOCVD reactors, which we had purchased in prior years, which also can manufacture HBTs using either four or six inch GaAs wafers. We sell HBT products on both four and six inch GaAs wafers; however our sales are primarily HBTs on four inch GaAs wafers. We believe the industry will migrate to six inch wafers over the next several years. Our largest customer, who accounted for approximately 49% of our total fiscal year 2006 revenues (see Item 1A, Risk Factors for explanation of percent of revenue calculation), purchases our HBT products on four inch GaAs wafers and this customer has announced plans to migrate to using six inch GaAs wafers in its manufacturing process. If we are unable to get these and our other reactors qualified by our largest and other customers or if we are able to get the reactor qualified but can not manufacture the quantity our customers require or can not manufacture on six inch GaAs wafers in a cost effective manor our revenues and results of operations could decline significantly.

Our Purchase and Supply Agreement with our largest HBT transistor wafer customer, who accounted for approximately 49% of our 2006 total product revenues, terminates in July 2008. If we are unable to renew this agreement or if we renew it on less favorable terms our revenue and results of operations may decline.

Research and development revenues for the three and nine months ended September 29, 2007 were $1.6 million and $2.4 million, respectively, compared to $2.0 million and $4.5 million, respectively, for the three and nine months ended September 30, 2006. During the nine months ended September 30, 2006, the Company recorded $850,000, related to research and development and training services for KoBrite.

International sales represented 46% and 37% of revenues for the nine months ended September 29, 2007 and September 30, 2006, respectively. The increase in international sales is primarily attributable to an increase in sales of our displays to Asian customers that use the display for digital still camera applications. The international sales percentage excludes the impact of approximately $850,000 of revenues from the KoBrite joint venture in the nine months ended September 30, 2006. International sales are primarily sales of CyberDisplay products to consumer electronic manufacturers primarily located in Japan and Korea, and HBT product sales to customers located in Taiwan. Our international sales are primarily denominated in U.S. currency. Consequently, a strengthening of the U.S. dollar could increase the price in local currencies of our products in international markets and make our products relatively more expensive than competitors’ products that are denominated in local currencies, leading to a reduction in sales or profitability in those international markets. In addition, sales of our CyberDisplay products in Korea are transacted through our Korean subsidiary Kowon Technology Co., LTD. Kowon’s sales are primarily denominated in U.S. dollars. However, Kowon’s local operating costs are primarily denominated in Korean won. As a result, our financial position and results of operations are subject to exchange rate fluctuation. We have not taken any protective measures against exchange rate fluctuations, such as purchasing hedging instruments with respect to such fluctuations, because of the historically stable exchange rate between the Japanese yen, Korean won and the U.S. dollar.

Cost of Product Revenues.

	Three Months Ended		Nine Months Ended
Cost of product revenues:	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Cost of product revenues	$22.7	$10.7	$56.7	$36.4
Cost of product revenues as a % of revenues	82.0%	78.1%	84.9%	74.8%

The increase in our cost of product revenues as a percentage of revenues is primarily a result of our strategy to increase our market share of digital still camera which uses our display for the electronic viewfinder and declines in average selling prices of our products. For the nine months ended September 29, 2007 our display products sold to consumer electronic applications increased to $20.6 million from $7.0 million for the same period in 2006. We were able to achieve this increase by aggressively pricing our display. The significant increase in sales of our display products for use in consumer electronics applications in 2007 resulted in inefficiencies in our manufacturing process and for some consumer electronic products the selling price was below manufacturing cost. Our strategy to increase gross margins in 2008 is to use the increase in unit sales volume to negotiate lower raw material prices with our vendors and increase our manufacturing efficiencies to reduce the cost of our display products. If we are unable to implement our strategy we may not be able to achieve profitability. Our cost of product revenues is comprised of manufacturing overhead, labor and material. For both our III-V and display products our overhead costs and, to a lesser extent, our labor costs are normally stable and do not fluctuate significantly during a three or twelve month period. For our III-V products material costs generally change in-line with sales volume fluctuations. For our display products material costs generally change in-line with sales volume fluctuations and the number of functional displays we can produce from a wafer. Our display manufacturing process is a series of steps which are performed on a wafer until such time the wafer is cut into individual displays. From a wafer there are a theoretical maximum number of functional (or saleable) displays which can be produce however imperfections occur on the wafer during the manufacturing process which cause displays to be defective which results in less than the maximum number of functional displays being produced. This means that all of the manufacturing costs spent on of all displays produced are allocated over the fewer number of functional displays which increases the cost per display. Manufacturing efficiency is defined as our manufacturing processes ability to produce functional displays. Our manufacturing efficiencies typically decline when we introduce a new display product into volume production. In addition, the average sales prices of our products for the three and nine month periods ended September 29, 2007 were lower than the same period in the prior year.

There are a number of different display technologies which can produce displays in small form factors. We believe one of the benefits of our display technology is the ability to produce high resolution displays in small form factors. The camcorder and digital still camera markets are mature and the majority of these devices use low-resolution display products which results in our having limited, if any, competitive advantage over our competitors and therefore the ability to sell displays into these markets is very price dependent. Accordingly we believe that to significantly increase our gross margin as a percent of sales, we will need to increase sales to customers who buy our higher resolution display products, such as the military, or develop new categories such as eyewear.

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

Research and Development. Research and development (R&D) expenses are incurred in support of internal display and III-V product development programs or programs funded by agencies of the U.S. government, the qualification of our new 8 inch display manufacturing line and the new MOCVD reactors, the KoBrite joint venture and commercial partners. R&D costs include staffing, purchases of materials and laboratory supplies, circuit design costs, fabrication and packaging of display products, and overhead. For the three and nine months ended September 29, 2007 and September 30, 2006 R&D expense was as follows (in millions):

	Three Months Ended		Nine Months Ended
Research and development expense:	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Funded	$1.0	$1.5	$2.2	$4.0
Internal	2.0	1.2	6.0	4.1

Total research and development expense	$3.0	$2.7	$8.2	$8.1

Funded R&D expenses for the nine months ended September 29, 2007 declined when compared against the same period of the prior year primarily due to decreases in R&D expenses for military programs

Internal R&D expenses were primarily attributed to the development of our new III-V products, new displays, higher level assembly products and the qualification of our new 8 inch display manufacturing line and the new MOCVD reactors.

Selling, General, and Administrative. Selling, general, and administrative (S,G&A) expenses consist of the expenses incurred by our sales and marketing personnel and related expenses, bad debt expense, and administrative and general corporate expenses. S,G&A expenses were $4.3 million and $13.6 million in the three and nine months ended September 29, 2007 compared to $4.0 million and $11.7 million for the three and nine months ended September 30, 2006, respectively.

Other Income and Expense. Other income and expenses, was $1.1 million and $3.4 million for the three and nine months ended September 29, 2007, respectively, compared to $1.3 million and $4.4 million, respectively, for the corresponding periods in 2006. Included in other income and expense for the nine month period ended September 30, 2006 is a $1.2 million gain from the sale of 200,000 shares of our investment in Micrel Semiconductor Incorporated (Micrel) common stock. Following the sale of the Micrel common stock we own approximately 200,000 shares of Micrel common stock. Other income and expense is typically composed of interest income offset by foreign currency transaction and remeasurement losses incurred by our Korean subsidiary Kowon. In the nine months ended September 29, 2007 we recorded approximately $72,000 from losses as compared to approximately $624,000 for the same period in the prior year. These losses primarily result from Kowon holding United States dollars to pay dollar denominated expenses and the remeasurement of such balances into the Korean Won at period end. As the dollar weakens against other currencies we may be required to record additional losses. We anticipate the dollar may continue to weaken and additional losses will be incurred in fiscal year 2007. We are unable to predict the possible amount the dollar may weaken and the amount of losses that we may have to record.

Provision for Income Taxes. For the three and nine months ended September 29, 2007 we have recorded a provision of approximately $418,000 and $508,000, respectively, compared to $551,000 and $523,000 for the three and nine month period ended September 30, 2006, respectively.

Equity Losses in Unconsolidated Affiliates. For the three and nine months ended September 29, 2007 and September 30, 2006, the equity losses in unconsolidated affiliates are a result of our approximate 28% interest in the operating results of KoBrite.

Liquidity and Capital Resources

We have financed our operations primarily through public and private placements of our equity securities, research and development contract revenues, and sales of our III-V and CyberDisplay products. We believe our available cash resources will support our operations and capital needs for at least the next twelve months.

As of September 29, 2007 we had cash and equivalents and marketable securities of $94.1 million and working capital of $107.9 million compared to $105.4 million and $116.1 million, respectively, as of December 30, 2006. The change in cash and equivalents and marketable securities was primarily due to investments in capital equipment and other assets of approximately

We have a purchase and supply agreement with a significant HBT customer that expires in July 2008, excluding a last time buy option contained in the agreement. Under the terms of this agreement we have agreed to maintain capacity levels for manufacturing HBT wafers and we committed to a pricing schedule under certain circumstances. The agreement also requires us to give prior notice if we exit our HBT product line. In consideration for this agreement the customer agreed to source 100% of its HBT wafer needs from us subject to the customer’s right to source HBT wafers from other sources if we are unable to meet their requirements under certain circumstances. We agreed that failure to meet our supply obligations under the agreement would allow our customer to obtain court ordered specific performance and if we do not perform we could then be liable for monetary damages up to a maximum of $45.0 million.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits an entity to choose, at specified election dates, to measure eligible financial instruments and certain other items at fair value that are not currently required to be measured at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods with those financial years. At the effective date, an entity may elect the fair value option for eligible items that exist at that date. The entity shall report the effect of the first remeasurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. We are currently evaluating the impacts and disclosures of this standard, but would not expect SFAS No. 159 to have a material impact on our consolidated results of operations or financial condition.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”. SFAS No. 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods with in those fiscal years, beginning on or after December 28, 2008, except for the presentation and disclosure requirements which will be applied retrospectively for all periods presented. We are currently evaluating the impacts and disclosures of this standard, but would not expect SFAS No. 160 to have a material impact on our consolidated results of operations or financial condition.

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

Inflation

We do not believe inflationary forces have materially affected our operations.

Contractual Obligations

The following is a summary of our contractual payment obligations for operating leases as of September 29, 2007:

Contractual Obligations	Total	Less than 1 year	1-3 Years	3-5 years	More than 5 years
Operating Lease Obligations	$5,602,285	$1,363,647	$2,496,149	$1,742,489	$—

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We invest our excess cash in high-quality government, government-backed and corporate debt instruments, which bear lower levels of relative risk. We believe that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations, and cash flows should not be material to our cash flows or income. It is possible that interest rate movements would increase our unrecognized gain or loss on interest rate securities. Included in other assets is an equity investment in Micrel Semiconductor, Incorporated (Micrel) totaling approximately $2.2 million which is subject to changes in value because of either specific operating issues at Micrel or overall changes in the stock market. We are exposed to changes in foreign currency exchange rates primarily through our translation of our foreign subsidiary’s financial position, results of operations, and transaction gains and losses as a result of non U.S. dollar denominated cash flows related to business activities in Asia, and remeasurement of United States dollars to the functional currency of our Kowon subsidiary. We do not currently hedge our foreign currency exchange rate risk. We estimate that any market risk associated with our international operations in unlikely to have a material adverse effect on our business, financial condition or results of operation. Our portfolio of marketable debt securities is subject to interest rate risk although our intent is to hold securities until maturity. The credit rating of our investments may be affected by the underlying financial health of the guarantors of our investments. We use Gallium Arsenide and Silicon wafers and demand is expected to grow due to new technologies such as solar cells. We do not enter into forward or futures hedging contracts.

Item 4.	Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Act”)) as of September 29, 2007. Based on this evaluation, our CEO and CFO concluded that, as of September 29, 2007, our disclosure controls and procedures were not effective. This conclusion was based on the existence of the material weaknesses in our internal control over financial reporting previously disclosed and discussed below.

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 29, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Securities Law Action— On September 6, 2007, a complaint was filed against the Company and certain of its directors and officers in Superior Court, Bristol County, Massachusetts purportedly on behalf of a class of shareholders who held Kopin stock on September 6, 2007 (the “Securities Law Action”). The plaintiffs in this action assert claims arising under Delaware General Corporations Law § 211(c), alleging that the Company failed to hold an annual shareholder meeting within the past thirteen months. The plaintiffs seek an order requiring the Company to schedule an annual shareholder meeting and to provide notice of the meeting in accordance with Kopin’s by-laws. Due to the inherent uncertainties of litigation, we cannot predict the outcome of the Securities Law Action at this time, and we can give no assurance that the claim will not have a material adverse affect on our financial position or results of operations.

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

Our past stock option granting practices and the restatement of prior financial statements have exposed us to greater risks associated with litigation, regulatory proceedings and government enforcement actions. As described in Part II Item 1, “Legal Proceedings,” two derivative lawsuits were filed in state courts against certain of our directors and certain of our current and former executive officers pertaining to allegations relating to stock-based awards. We may become the subject of, or otherwise be required to incur legal fees and costs in connection with, additional private litigation, regulatory proceedings, or government enforcement actions. No assurance can be given regarding the outcomes from such activities. The resolution of these matters will be time consuming, expensive, and will distract management from the conduct of our business. Our available directors’ and officers’ liability insurance may not be sufficient to cover our legal expenses or those of persons we are obligated to indemnify. Furthermore, if we are subject to adverse findings in litigation, regulatory proceedings or government enforcement actions, we could be required to pay damages or penalties or have other remedies imposed, which could harm our business, financial condition, results of operations and cash flows. Furthermore, the restatements of our financial results, the derivative litigation, and any negative outcome that may occur from the investigation, could impact our relationships with customers and our ability to generate revenue.

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

Failure to achieve and maintain effective internal controls could adversely affect our ability to report our financial condition and results of operations accurately or on a timely basis. As a result, current and potential stockholders could lose confidence in our financial reporting, which could harm our business and the trading price of our stock. As required by Section 404 of the Sarbanes-Oxley Act of 2002, our management is required to periodically evaluate the design and effectiveness of our disclosure controls and procedures. Our management identified material weaknesses in our application of generally accepted accounting standards and controls over the accounting for the issuance of stock options, which continued through September 29, 2007. In addition, we must document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires our management to annually assess the effectiveness of our internal control over financial reporting. As a result of the material weaknesses described above, our disclosure controls and procedures were not effective as of September 29, 2007, which could result in a material misstatement in our annual and interim financial statements. Any failure to implement or difficulties experienced in implementing improved controls or any failure to maintain existing effective controls could have a material adverse effect on our business, operating results and stock price. For a more detailed discussion of our disclosure controls and procedures, see Item 9A of this Annual Report on Form 10-K.

We have experienced a history of losses and have a significant accumulated deficit. Since inception, we have incurred significant net operating losses. As of September 29, 2007 we had an accumulated deficit of $160.6 million. While we did generate income from operations in 2005, there can be no assurance that we will maintain profitability in the future.

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

	Sales as a Percent of Total Revenue
Customer	2006	2005	2004
Skyworks Solutions, Inc (A).	36%	32%	31%
Advanced Wireless Semiconductor Company	13	*	*
Samsung Electronics	8	15	28
Victor Company of Japan (JVC)	*	13	*

	Sales as a Percent of Total Revenue
Customer	2006	2005	2004
Military Customers	16	11	7
United States Government Funded Research and Development Contracts	7	6	2

(A)	In addition to its internal capacity Skyworks Solution, Inc (Skyworks) also uses Advanced Wireless Semiconductor Company (AWSC) to perform processing. We sell our HBT wafers directly to AWSC for use in Skyworks products as well as other customers. If we assume all of the HBT products we sold to AWSC were for Skyworks’ use the combined sales to Skyworks and AWSC would be 49%, 39% and 32% or our revenues for the years ended 2006, 2005 and 2004, respectively.

We anticipate that sales to Skyworks Solutions and military customers will continue to represent a significant portion of our revenues for 2008. We believe that historically we have provided Skyworks Solutions with the vast majority of its HBT transistor wafers. A significant reduction or delay in orders from any of our significant customers, particularly Skyworks Solutions or military customers in the aggregate, would materially reduce our revenue and cash flow and adversely affect our ability to achieve or maintain profitability in the future. Our ability to generate cash flow and achieve profitability in 2008 will be dependent on developing new customers, increasing our market share of customers who use our CyberDisplay products for digital still camera applications and finding new applications for our CyberDisplay products, particularly eyewear devices. We have increased sales of CyberDisplay products for military applications in the year ended December 30, 2006 and for the nine months ended September 29, 2007 from historical levels. Such sales are to government contractors for the United States military. The amount and timing of such orders is dependent upon the United States military procurement processes, the government contractor’s ability to successfully manage the program, and our ability to deliver more sophisticated CyberDisplay products.

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

We may be unable to increase revenues from CyberDisplay™ products if new products and applications are not developed. CyberDisplay revenues for the nine months September 29, 2007 and the fiscal years 2006 and 2005 were $29.2 million, $27.2 million and $47.6 million, respectively. The decrease in 2006 CyberDisplay revenues since 2004 has resulted primarily from a significant decrease in sales of our CyberDisplay product to customers for use in camcorders, offset, in part by an increase in sales of our displays to the military and digital still camera markets. We had initial sales of display products into the military product and digital still camera markets in 2004 and since then we have been gaining experience in selling displays into these markets. We believe that our success in penetrating these and other markets, particularly military thermal weapon sights and night vision goggles, will significantly impact our ability to increase sales of CyberDisplays. In addition, our military products have a higher gross margin than our consumer display products and our success in increasing sales of military products are expected to significantly impact our ability to achieve or maintain profitability. Discussions with our commercial customers indicate that our competition continue to dramatically reduce their prices and some competitors are offering lower prices than us. We believe the average sales price of our displays to consumer product customers will have to decline in 2008 if we are to remain competitive in the market place. We believe the average sales price of our displays products sold for consumer electronic applications will decrease in the range of 5% to 10% during the fiscal year 2008. Accordingly, if we are unable to enter into new markets, particularly eyewear, or maintain or expand existing market share in the military and digital camera application segments, revenues from CyberDisplay products will decline, which may impact our ability to achieve or maintain profitability in the future.

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

We may record additional losses from our investment in the KoBrite joint venture, which may impact our ability to achieve or maintain profitability. We account for our investment in the KoBrite joint venture using the equity method, which requires us to record our proportional share of their operating results up to the amount we have invested or committed to support, which is our current $5.0 million investment. For the nine months ended September 29, 2007 and September 30, 2006 we recorded $0.2 million and $0.5 million, respectively, of losses from the KoBrite joint venture. We anticipate that the joint venture will incur additional losses in the near term. If the joint venture generates operating losses in the future we will record additional losses, which will impact our ability to achieve or maintain profitability.

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