Form 10-K
period 2007-12-29
KOPIN CORP
filed 2008-03-31
CIK 771266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2007

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

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2007 (the last business day of the most recent second fiscal quarter) the aggregate market value of outstanding shares of voting stock held by non-affiliates of the registrant was $310,387,176.

As of March 21, 2008, 71,935,948 shares of the registrant’s Common Stock, par value $.01 per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

Part I

Forward Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995, including without limitation statements made relating to our expectation that sales to Skyworks Solutions and the US Military will represent a significant portion of our revenues for 2008; our expectation that sales of our CyberDisplay products to customers who use them in camcorder applications will decline; our expectation that KoBrite will incur additional losses in the near term; our belief that in 2008 we will establish an 8-inch CyberDisplay manufacturing line; our belief that our material weakness in our internal controls will continue to exist in our fiscal year 2008; our expectation that a significant market for new wireless communications devices, including personal entertainment systems, will develop; our expectation that our CyberDisplay products will benefit from further general technological advances in the design and production of integrated circuits and active matrix LCDs, resulting in further improvements in resolution and miniaturization; our expectation that sales into the high speed fiber optic switching equipment market will not be significant in fiscal year 2008; our expectation not to pay cash dividends for the foreseeable future and to retain earnings for the development of our businesses; our expectation, based on current negotiations with our customers and certain contractual obligations, that the prices of certain products will decline in fiscal year 2008; our expectation that the sale prices of our commercial displays will decline, but our military product sales will increase, in fiscal year 2008; our expectation that we will expend between $5.0 and $9.0 million on capital expenditures over the next twelve months; our expectation that our third quarter would be our strongest sales quarter followed by our second quarter, fourth quarter and first quarter, in that order; our expectation that prices of our HBT transistor’s and display products sold for consumer electronic applications will decline by approximately 5 to 10 percent during fiscal year 2008, but may decline more depending on final negotiation with our customer; our expectation that our revenues for 2008 will be between $105 million and $115 million, our expectation that competition will increase; our belief that our CyberDisplay products are well suited for new applications such as reading e-mail and browsing the Internet using digital wireless devices and other consumer electronics devices; our belief that small form factor displays will be a critical component in the development of advanced wireless communications systems; our belief that general technological advances in the design and fabrication of integrated circuits, LCD technology and LCD manufacturing processes will allow us to continue to enhance our CyberDisplay product manufacturing process; our belief that continued introduction of new products in our target markets is essential to our growth; our belief that GAIN HBT transistor wafers provide the performance characterization necessary for the next generation of wireless handsets and optoelectronic components; our belief that the costs of producing gallium arsenide integrated circuits by our customers will continue to exceed the costs associated with the production of competing silicon integrated circuits; our belief that our future success will depend primarily upon the technical expertise, creative skills and management abilities of our officers and key employees rather than on patent ownership; our belief that our available cash resources will support our operations and capital needs for at least the next twelve months; and our belief that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations, and cash flows should not be material. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industries in which we operate, management’s beliefs, and assumptions made by management. In addition, other written or oral statements, which constitute forward-looking statements, may be made by or on behalf of us. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “could”, “seeks”, “estimates”, and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements, whether as a result of new information, future events or otherwise. Factors that could cause or contribute to such differences in outcomes and results include, but are not limited to, those discussed below in Item 1A and those set forth in our other periodic filings filed with the Securities and Exchange Commission.

Item 1.    Business

Introduction

We were incorporated in Delaware in 1984 and are a leading developer and manufacturer of III-V products and miniature flat panel displays. We use our proprietary semiconductor material technology to design, manufacture and market our III-V and display products. Our products enable our customers to develop and market an improved generation of products for applications in wireless and consumer electronic products. In December 2004, we adopted a fiscal year ending on the last Saturday in December by amending our bylaws to change our year end. The fiscal year ended December 31, 2005 includes 53 weeks and the fiscal years ended December 29, 2007 and December 30, 2006 each include 52 weeks. The fiscal years ended December 29, 2007, December 30, 2006 and December 31, 2005 are referred to as fiscal years 2007, 2006 and 2005, respectively, herein. Our principal executive offices are located at 200 John Hancock Road, Taunton, Massachusetts. Our telephone number is (508) 824-6696.

We commercially develop and manufacture Gallium Arsenide-based heterojunction bipolar transistor wafers (HBT transistor wafers) and other commercial semiconductor products that use Gallium Nitride and Gallium Arsenide-based substrates. From October of 2000 until December 2004 we were developing light emitting diodes (LEDs) grown on sapphire substrates, which were called CyberLite™ LEDs. We stopped our internal CyberLite LED development activities in 2005 as discussed below. We collectively refer to our products based on compound semiconductor materials, including our HBT transistor wafers and CyberLite LEDs, as our “III-V” products because we use elements categorized on the III and V columns of the periodic table of elements to manufacture such products. Our primary III-V product is our HBT transistor wafer. Our HBT transistor wafers are customer-specific arrays of vertically oriented transistors that our customers use primarily to produce high performance integrated circuits for wireless communications products. Sales of our HBT transistor wafers to Skyworks Solutions, Inc (Skyworks Solutions) accounted for approximately 26%, 36% and 32% of our total revenues for fiscal years 2007, 2006 and 2005, respectively. Skyworks Solutions also uses the foundry services of Advanced Wireless Semiconductor Company (AWSC) to process our HBT transistor wafers on their behalf. In 2005 we began selling HBT transistor wafers directly to AWSC for eventual resale by AWSC to Skyworks Solutions. Accordingly, an investor should view our sales to Skyworks Solutions and AWSC in the aggregate for evaluating the importance of Skyworks Solutions as a customer to Kopin. AWSC also purchases HBT transistor wafers from us for the processing and sale to other customers. Sales to AWSC in 2007, 2006 and 2005 were 5%, 13% and 7%, of our 2007, 2006 and 2005 revenues, respectively. In addition to Skyworks Solutions, original equipment manufacturers such as ANADIGICS and Triquint Semiconductor purchase our HBT transistor wafers.

We invested in a joint venture, KoBrite Corp (KoBrite), with a Taiwanese-based light emitting diode (LED) manufacturer, Kopin Taiwan Corporation (a Taiwanese-based III-V manufacturer), and financial investors, in which we agreed to transfer our CyberLite™ LED technology and production know-how and $3.0 million of cash for a 23% interest in KoBrite. Subsequent to its formation, KoBrite entered into agreements with us to purchase certain equipment and to have the Company perform research and training activities with KoBrite employees until KoBrite’s facilities were constructed and ready to receive the equipment. KoBrite agreed to pay us an estimated net $5.8 million for the equipment and $1.7 million for research and training activities and reimbursement of costs incurred in the transfer of the equipment. We discontinued manufacturing CyberLite LEDs as of March 31, 2005. As a result of such discontinued manufacturing operations, we recorded an impairment charge of $5.3 million in 2004 and $0.5 million in 2005. In addition, a charge of $0.3 million was recorded in 2005 for equipment that we transferred to KoBrite but was damaged in-transit and we agreed to reimburse KoBrite for the value of the damaged equipment. We retain the right to market KoBrite’s LEDs in the United States and to certain Japanese customers. For fiscal year 2005 our CyberLite LED product sales were $0.7 million. There were no CyberLite LED sales in 2007 and 2006.

Our CyberDisplay™ products are miniature, high performance, high resolution display products designed for consumer electronics, military and next generation mobile communications devices. Current applications of our CyberDisplay products include electronic view finders in camcorders and digital cameras, and we believe that our CyberDisplay products are well suited for new applications such as reading e-mail and browsing the Internet using digital wireless devices and viewing video from other consumer electronics devices such as MP3 or iPod™ storage devices. Our displays are also used by the United States Government in thermal weapon sights and we are working to incorporate them in night-vision goggle devices. We currently sell our CyberDisplay product to Samsung Electronics Co., Ltd. (Samsung) for use in digital camcorders and Eastman Kodak Company (Kodak), Olympus Corporation (Olympus) and Fuji Corporation (Fuji) for digital still cameras. For fiscal years 2007, 2006 and 2005 Samsung, the military customers, excluding research and development contracts, and JVC accounted for the following percentage of our total revenues (“*” denotes that the customer’s revenues were less than 10% of our total company revenues):

Customer	Percent of Total Revenues
	2007	2006	2005
Military Customers	16%	16%	11%
Sanyo Electric Co. Ltd.	16%	*	*
Samsung Electronics	*	*	15%
Victor Company of Japan (JVC)	*	*	13%

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

•

Active Matrix LCD.    These displays are used primarily in laptop computers, instrumentation and projection systems. These displays are also being introduced on wireless handsets and storage devises such as Apple’s iPods. In contrast to passive matrix LCDs, monochrome active matrix LCDs incorporate a transistor at every pixel location and color active matrix LCDs incorporate three transistors at every pixel location. This arrangement allows each pixel to be turned on and off independently which improves image quality and response time and also provides an improved side-to-side viewing angle of the display. The increased number of transistors required to produce those benefits, however, creates significant drawbacks, particularly in color applications. The high number of transistors used in conventional active matrix LCDs limits achievable pixel density and their relatively high power consumption makes them difficult to use in high information content ultra-portable electronics products.

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

Our CyberDisplay products have the additional advantage of being fabricated using conventional silicon integrated circuit lithography processes. These processes enable the manufacture of miniature active matrix circuits, resulting in comparable or higher resolution displays relative to passive and other active matrix displays that are fabricated on glass. Our production partners, United Microelectronics Corporation, or UMC, and MagnaChip, fabricate integrated circuits for our CyberDisplay products in their foundries in Taiwan and Korea, respectively. The fabricated wafers are then returned to our facilities, where we lift the integrated circuits off the silicon wafers and transfer them to glass using our proprietary technology. The transferred integrated circuits are then processed and packaged with liquid crystal at our Westborough, Massachusetts facility. The packaged units are then assembled into display panels at our Westborough, Massachusetts facility, our Korean subsidiary, Kowon Technology Co., Ltd. (Kowon), or an Asian packaging company and shipped to customers. This arrangement allows us to benefit from UMC’s and MagnaChip’s economies of scale and advanced fabrication processes. We expect our CyberDisplay products will benefit from further general technological advances in the design and production of integrated circuits and active matrix LCDs, resulting in further improvements in resolution and miniaturization.

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

Markets and Customers

III-V Products

We develop and manufacture customer and application specific HBT transistor wafers for advanced integrated circuit applications. We believe we are one of the world’s leading suppliers of HBT transistor wafers and currently support volume production of four-inch and six-inch HBT transistor wafers. Our primary HBT transistor wafer product is based on an aluminum gallium arsenide vertical layer structure. We also offer customers HBT transistor wafers based on an indium gallium phosphide vertical layer structure. We vary our manufacturing process to create customized HBT transistor wafer products for customers. For fiscal years 2007, 2006 and 2005, sales of III-V products accounted for 45%, 62% and 47% of our revenues, respectively.

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

In addition to wireless handset power amplifiers, our HBT transistor wafers are also being used in the fabrication of power amplifiers for devices which communicate using wireless fidelity or “WiFi” integrated circuits. Our HBT transistor wafers are also used in high-speed fiber optic switching equipment used in broadband Internet data transmission wireless local area network chipsets (WLAN) and high speed instrumentation. Since 2001, there has been a significant decline in sales of our III-V products into the high speed fiber optic switching equipment market. Accordingly, we do not expect sales into this market will be significant in fiscal year 2008.

We design our HBT transistor wafers in collaboration with our customers’ engineering teams in order to create customized products that meet their specific application needs. Once our HBT transistor wafers have been “designed in” a customer’s product, we believe it would be costly for that customer to switch to an alternate supplier. Our largest customer for our HBT transistor wafers is Skyworks Solutions. Skyworks Solutions also uses the foundry services of Advanced Wireless Semiconductor Company (AWSC) to process our HBT transistor wafers on their behalf. In 2005, we began selling HBT transistor wafers directly to AWSC for eventual resale by AWSC to Skyworks Solutions. AWSC also purchases HBT transistor wafers from us for the processing and sale to other customers. Other customers of our gallium arsenide products include ANADIGICS and Triquint Semiconductor. For fiscal years 2007, 2006 and 2005, sales of gallium arsenide products to Skyworks Solutions accounted for approximately 26%, 36%, and 32% of our total revenues, respectively. Sales to AWSC in 2007, 2006 and 2005 were 5%, 13% and 7% of our 2007, 2006 and 2005 revenues, respectively. We believe an investor should view our sales to Skyworks Solutions and AWSC in the aggregate for evaluating the importance of Skyworks Solutions as a customer to Kopin. We have entered into a purchase and supply agreement with Skyworks Solutions, which has a scheduled termination date of July 2008, excluding the agreement’s last buy option. Accordingly, we anticipate that sales of our HBT transistor wafers to Skyworks Solutions will continue to represent a significant portion of our revenues for the near future.

CyberDisplay™ Products

We currently sell our CyberDisplay products to customers as a single component; a unit which includes a lens and backlight; or as a complete module, which includes the display, lens, backlight and electronics which are assembled in a plastic housing. We refer to our complete module which has two displays as a binocular display module or BDM. Eyewear is the term used by the Company to describe a device which is worn in a similar fashion as eye glasses to view images. Our customers either buy individual displays or a BDM from us to create an Eyewear product. We provide our CyberDisplay products to Samsung, Olympus, Fuji and Kodak for use in digital camcorders and cameras. We also sell CyberDisplay products to the U.S. Military and certain foreign countries. In addition, we are working with other customers to develop additional and new applications for our CyberDisplay products.

In order for our CyberDisplay products to function properly in their intended applications, integrated circuit chip sets generally are required. Several companies have designed integrated circuit chip sets to work with our CyberDisplay products.

For fiscal year 2005, sales to Samsung, as a percentage of total revenues, were 15% and less than 10% for fiscal years 2007 and 2006. For fiscal years 2007, 2006 and 2005, sales to military customers, excluding research and development contracts, as a percentage of total revenue, were 16%, 16% and 11%, respectively. For fiscal year 2005, sales to JVC, as a percentage of total revenue, were 13%.

For fiscal years 2007, 2006 and 2005, research and development revenues, primarily from multiple contracts with various U.S. governmental agencies, accounted for approximately 4%, 7% and 6%, respectively, of our total revenues.

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

Product Development

We believe that continued introduction of new products in our target markets is essential to our growth. We have assembled a group of highly skilled engineers who work internally as well as with our customers to continue our product development efforts. For fiscal years 2007, 2006 and 2005 we incurred total research and development expenses of $11.5 million, $10.2 million and $12.3 million, respectively. Research and development expenses, which primarily related to our internal development programs for new HBT and CyberDisplay products and development of the processes to manufacture CyberDisplay products using 8 inch wafers, were $8.3 million, $5.3 million and $5.8 million, respectively, for fiscal years 2007, 2006 and 2005.

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

Funded Research and Development

We have entered into various development contracts with agencies of the U.S. government. These contracts help support the continued development of our core technologies. We intend to continue to pursue other U.S. government development contracts for applications that relate to our commercial product applications. Our contracts with U.S. government agencies contain certain milestones relating to technology development and may be terminated by the government agencies prior to completion of funding. Our policy is to retain our proprietary rights with respect to the principal commercial applications of our technology. To the extent technology development has been funded by a U.S. federal agency, under applicable U.S. federal laws the federal agency has the right to obtain a non-exclusive, non-transferable, irrevocable, fully paid license to practice or have practiced this technology for governmental use. Revenues attributable to research and development contracts for fiscal years 2007, 2006 and 2005 totaled $4.0 million, $5.2 million and $5.0 million, respectively.

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

Investments in Related Businesses

Since 1998, we have made investments totaling $4.3 million in Kowon Technology Co. LTD (Kowon), a manufacturer of optoelectronic products located in South Korea, and have accumulated an ownership interest in Kowon of 78%. We consolidate the financial statements of Kowon. Kowon’s revenues are principally denominated in U.S. dollars and its local expenses are principally denominated in South Korean won. In addition, Kowon holds U.S. dollars to pay certain expenses including purchases from Kopin. Accordingly, Kowon’s operations are subject to exchange rate fluctuations. Kowon is an integral part of our CyberDisplay assembly process, performing most of the backend packaging processes to complete the display.

As of December 29, 2007 we held approximately 200,000 shares of Micrel Incorporated (Micrel) with a fair market value of $1.7 million. We recorded in the consolidated statement of operation an other-than-temporary impairment on the Micrel stock of $0.1 million for the fiscal year 2007 and a gain on the sale of Micrel stock of approximately $1.2 million in the fiscal year ended 2006.

We have a 40% interest in Kopin Taiwan Corporation (KTC), a Taiwan-based company. We account for our percent ownership interest in the operating results of KTC using the equity method. We have manufactured products for KTC to sell to its customers and KTC manufactures product for us to sell to our customers. In addition, we provide technical services and sell raw substrates to KTC. For fiscal years 2007, 2006 and 2005 we had product sales of approximately $0, $0 and $0.3 million, respectively, to KTC. For fiscal years 2007, 2006 and 2005 we had purchases of approximately $4.5 million, $1.8 million and $2.8 million, respectively, from KTC. As a result of our recording our proportional share of KTC’s losses our carrying value of this investment since December 25, 2004 has been $0. Dr. Hsieh, one of our Directors, is chairman of KTC. Dr. Hsieh owns approximately 1% of the outstanding common stock of KTC. KTC was also an investor in KoBrite and acquired an approximate 15% interest in KoBrite.

Since 2002, we have made investments in preferred stock totaling $5.4 million in Kenet, Inc. (Kenet). Our equity ownership percentage of Kenet on a fully diluted basis is approximately 18% and we account for this investment on the cost basis. In the fiscal year ended December 30, 2006, we invested an additional approximate $2.5 million in Kenet to retain our proportional interest in Kenet. On January 30, 2008 Kopin and three other principle investors entered into a loan agreement with Kenet whereby each of the investors committed to loan Kenet up to $1.0 million each through May 28, 2008. The loan agreement provides for interest at the rate of ten percent per annum and provides for the issuance of warrants to purchase Kenet’s common stock. On January 30, 2008 Kenet borrowed $1.2 million under the loan agreement of which $0.3 million came from us. We have also been notified that Kenet anticipates drawing down an additional $1.6 million under the loan agreement of which $0.4 million would be from us. Our Chief Executive Officer is a founder and board member of Kenet and owns approximately 2% of Kenet. Certain of our directors and an officer have also invested in Kenet and their ownership ranges from 0.1% to 1.0%. None of our officers or directors are part of the loan agreement. We periodically review this investment for impairment. No impairment was deemed necessary on December 29, 2007 based on current projections.

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

Employees

As of December 29, 2007, our consolidated business employed 359 full-time and 4 part-time individuals. Of these, 14 hold Ph.D. degrees in Material Science, Electrical Engineering or Physics. Our management and professional employees have significant prior experience in semiconductor materials, device transistor and display processing, manufacturing and other related technologies. None of our employees are covered by a collective bargaining agreement. We consider relations with our employees to be good.

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

Item 1A.    Risk Factors

The matters relating to the investigation by the Special Committee of the Board of Directors and the restatement of our consolidated financial statements may result in additional litigation and governmental enforcement action.    On November 1, 2006, in response to a derivative lawsuit filed against us we commenced a voluntary review of our historical practices in granting stock options and our Board of Directors appointed a special committee of independent directors (the Special Committee) to conduct this review. On May 3, 2007, the Special Committee presented the findings of its stock option investigation to our Board of Directors and proposed various remedial measures. The Special Committee’s review indicated that our financial statements for the period 1995 through July 1, 2006 should not be relied upon and the Company would need to restate its financial statements for fiscal 1995 through July 1, 2006 and the related interim periods. The Board of Directors accepted all of the findings of the Special Committee and has adopted all of the remedial measures proposed. As a result of the Special Committee’s investigation, as well as our internal review of our historical financial statements, we have recorded additional stock-based compensation expense for numerous stock-based awards made from 1995 through July 1, 2006. We restated our consolidated financial statements in our Annual Report on Form 10-K for these periods to correctly account for stock-based awards for which the Special Committee or management determined that the measurement date for accounting purposes was different from the stated grant date.

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

Failure to achieve and maintain effective internal controls could adversely affect our ability to report our financial condition and results of operations accurately or on a timely basis. As a result, current and potential stockholders could lose confidence in our financial reporting, which could harm our business and the trading price of our stock.    As required by Section 404 of the Sarbanes-Oxley Act of 2002, our management is required to periodically evaluate the design and effectiveness of our disclosure controls and procedures. Our management identified a material weakness in our application of generally accepted accounting standards, which continued through December 29, 2007. In addition, we must document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires our management to annually assess the effectiveness of our internal control over financial reporting. As a result of the material weakness described above, our disclosure controls and procedures were not effective as of December 29, 2007, which could result in a material misstatement in our annual and interim financial statements. Any failure to implement or difficulties experienced in implementing improved controls or any failure to maintain existing effective controls could have a material adverse effect on our business, operating results and stock price. For a more detailed discussion of our disclosure controls and procedures, see Item 9A of this Annual Report on Form 10-K.

We have experienced a history of losses and have a significant accumulated deficit.    Since inception, we have incurred significant net operating losses. As of December 29, 2007 we had an accumulated deficit of $160.3 million. While we did generate income from operations in 2005, there can be no assurance that we will achieve profitability in the future.

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

	Sales as a Percent of Total Revenue
Customer	2007	2006	2005
Skyworks Solutions, Inc (A).	26%	36%	32%
Advanced Wireless Semiconductor Company	5	13	7
Military Customers	16	16	11
United States Government Funded Research and Development Contracts	4	7	6
Sanyo Electric Co. Ltd.-	16	*	*
Samsung Electronics	*	*	15
Victor Company of Japan (JVC)	*	*	13

(A)	In addition to its internal capacity Skyworks Solution, Inc (Skyworks) also uses Advanced Wireless Semiconductor Company (AWSC) to perform processing. We sell our HBT wafers directly to AWSC for use in Skyworks products as well as other customers. If we assume all of the HBT products we sold to AWSC were for Skyworks’ use the combined sales to Skyworks and AWSC would be 31%, 49% and 39% of or our revenues for the years ended 2007, 2006 and 2005, respectively.

We anticipate that sales to Skyworks Solutions and military customers will continue to represent a significant portion of our revenues for 2008. We believe that historically we have provided Skyworks Solutions with the vast majority of its HBT transistor wafers. A significant reduction or delay in orders from any of our significant customers, particularly Skyworks Solutions or military customers in the aggregate, would materially reduce our revenue and cash flow and adversely affect our ability to achieve or maintain profitability in the future. Our ability to generate cash flow and achieve profitability in 2008 will be dependent on developing new customers, increasing our market share of customers who use our CyberDisplay products for digital still camera applications and finding new applications for our CyberDisplay products, particularly eyewear devices. We have increased sales of CyberDisplay products for military applications in the year ended December 29, 2007 from historical levels. Such sales are to government contractors for the United States military. The amount and timing of such orders is dependent upon the United States military procurement processes, the government contractor’s ability to successfully manage the program, and our ability to deliver more sophisticated CyberDisplay products.

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

We may be unable to increase revenues from CyberDisplay™ products if new products and applications are not developed.    CyberDisplay revenues for the fiscal years 2007, 2006 and 2005 were $54.6 million, $27.2 million and $47.6 million, respectively. The increase in 2007 CyberDisplay revenues over 2006 has resulted primarily from a significant increase in sales of our CyberDisplay product to customers for use in digital still cameras and to a lesser extent from an increase in sales of our displays for the military applications. We believe that our success in penetrating these and other markets, particularly military thermal weapon sights and night vision goggles, will significantly impact our ability to increase sales of CyberDisplays. In addition, our military products have a higher gross margin than our consumer display products and our success in increasing sales of military products are expected to significantly impact our ability to achieve or maintain profitability. Discussions with our commercial customers indicate that our competition continue to dramatically reduce their prices and that some of our competitors are offering lower prices than us. We believe the average sales price of our displays to consumer product customers will have to decline in 2008 if we are to remain competitive in the market place. We believe the average sales price of our displays products sold for consumer electronic applications will decrease in the range of 5% to 10% during the fiscal year 2008. Accordingly, if we are unable to enter into new markets, particularly eyewear, or maintain or expand existing market share in the military and digital camera application markets, revenues from CyberDisplay products will decline, which may impact our ability to achieve or maintain profitability in the future.

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

Our ability to offer and manufacture higher level CyberDisplay assemblies and modules will impact our ability to increase revenues and achieve or maintain profitability.    An important factor in our ability to expand into new military markets will be our ability to design and manufacture higher-level assemblies (HLAs). These HLAs typically consist of one or two CyberDisplay products, a backlight, lens and housing. Some HLAs also include a set of display driver electronics or a display driver chip. They are similar to our commercial binocular display modules, referred to as BDM products, but are designed to operate in the extreme conditions of combat. Our goal is to deliver an integrated HLA to our customer which eases integration into their products. These products require more complex integration of a greater variety of components than we currently use for our existing display products. They will require us to invest in additional engineering, manufacturing and test capability. Accordingly, if we are unable to develop and market these new display products or if we are unable to manufacture them in a cost-effective manner, our revenues may not grow and we may not be able to achieve or maintain profitability.

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

We depend on third parties to provide integrated circuit chip sets and other critical raw materials for use with our CyberDisplay™ products.    We do not manufacture the integrated circuit chip sets necessary for use with our CyberDisplay products. Instead, we rely on third party independent contractors for these integrated circuit chip sets and other critical raw materials such as special glasses and chemicals. We also use third parties to assemble our binocular display module (BDM). The critical raw materials, including the glasses and chemicals used in manufacturing the CyberDisplay products are used by other display manufacturers, many of which are much larger than Kopin. In addition, our higher-level CyberDisplay assemblies, BDMs, HLAs and other modules include lenses, backlights, printed circuit boards and other components, which we purchase from third party suppliers. Some of these third party contractors and suppliers are small companies with limited financial resources. In addition, relative to the commercial market, the military buys a small number of units which prevents us from qualifying and buying components economically from multiple vendors. If any of these third party contractors or suppliers were unable or unwilling to supply these integrated circuit chip sets or other critical raw materials to us, we would be unable to manufacture and sell our CyberDisplay products until a replacement supplier could be found. We cannot assure investors that a replacement third party contractor or supplier could be found on reasonable terms or in a timely manner. As recently as the third quarter of 2006, we have experienced situations when our vendors could not supply the quantity or quality of critical raw materials we needed. As a result, we were unable to meet customer demand and our revenues, manufacturing yield and gross margins were adversely affected. Currently there is strong worldwide demand for display materials because of the significant growth of display sales over the last few years. In addition, there is strong demand for silicon wafers as a result of an increase in demand for solar cell products. Any interruption in our ability to manufacture and distribute our CyberDisplay products could cause our display business to be unsuccessful and the value of investors’ investment in us may decline.

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

We may not be able to increase revenues and maintain profitability if we are unable to qualify our large capacity metal organic chemical vapor deposition (MOCVD) reactors.    We currently sell HBT products on both 4 and 6 inch GaAs wafers. We believe the industry will migrate to 6 inch wafers over the next several years. Our largest customer, who accounted for approximately 31% of our total product revenues for fiscal year 2007, purchases our HBT product on 4 inch GaAs wafers and we expect this customer will eventually migrate to 6 inch GaAs wafers in its manufacturing process. If we are unable to get our reactors qualified by this customer and other customers or if we are able to get the reactor qualified but can not manufacture the quantity our customers require or can not manufacture HBT products on 6 inch GaAs wafers in a cost effective manner our revenues and profitability will decline significantly.

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

We may have to record additional impairment losses.    In fiscal year 2004, based upon forecasted cash flow of our III-V product line, we recorded an impairment charge of $3.2 million related to our fixed assets. We recently installed new MOCVD reactors for our III-V product line and a new 8-inch manufacturing line for our display products. The forecasts used in our impairment analyses are based on certain estimates relating to III-V and CyberDisplay product line cash flows generated from these new equipments and previously owned equipment. If such estimates were too high, we may be required to record an additional impairment charge in the future. We use our Korean operation for the back end packing steps required to manufacture some of our commercial CyberDisplay products. Our competition is moving more of its manufacturing operations to China which may make our Korean subsidiary unprofitable and require us to exit it.

We may record additional losses from our investment in the KoBrite joint venture, which may impact our ability to achieve or maintain profitability.    We account for our investment in the KoBrite joint venture using the equity method, which requires us to record our proportional share of their operating results up to the amount we have invested or have committed to support, which is our current $5.0 million investment. For the twelve months ended December 29, 2007, December 30, 2006 and December 31, 2005 we recorded $0.3 million, $0.6 million and $0.2 million, respectively, of losses from the KoBrite joint venture. We anticipate that the joint venture will incur additional losses in the near term. If the joint venture generates operating losses in the future we will record additional losses, which will impact our ability to achieve or maintain profitability.

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

Item 1B.    Unresolved SEC Comments

None.

Item 2.    Properties

We lease our III-V and CyberDisplay product fabrication facilities. Our III-V product manufacturing facilities and corporate headquarters are located in Taunton, Massachusetts. The Taunton facilities occupy 25,100 and 60,000 square feet, including 6,000 and 4,900 square feet of contiguous environmentally controlled production clean rooms. The Taunton facilities are occupied under leases that expire through 2010 and 2012.

Our CyberDisplay production facility occupies 74,000 square feet in Westborough, Massachusetts, of which 10,000 square feet consist of contiguous environmentally controlled production clean rooms, of which 7,000 square feet are operated at a Class 10 level. We occupy our Westborough facility under a lease that expires in March 2012.

In addition to our Massachusetts facilities, we lease a 5,800 square foot design facility in Scotts Valley, California for developing prototypes of products incorporating our CyberDisplay product. This facility is occupied under a lease that expires in October 2012. Our subsidiary, Kowon Technology Co., LTD, owns two facilities in Kyungii-Do, South Korea, in which it manufactures its products and in which its corporate headquarters are located. These facilities occupy an aggregate of 28,000 square feet.

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

Although we have now filed all previously delinquent reports, consisting of Form 10-K for the year ended December 30, 2006, our Forms 10-Q for the quarters ended September 30, 2006, March 31, 2007, June 30, 2007, and September 29, 2007, if the SEC disagrees with the manner in which we have accounted for and reported, or not reported, the financial impact of past stock-based awards, there could be further delays in filing subsequent SEC reports that might result in the delisting of our common stock from the NASDAQ Stock Market.

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

Due to the inherent uncertainties of litigation, we cannot predict the outcome of the Securities Law Action and the derivative lawsuits at this time, and we can give no assurance that the claim will not have a material adverse affect on our financial position or results of operations.

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

	High	Low
Fiscal Year Ended December 29, 2007
First Quarter	$4.03	$3.26
Second Quarter	4.21	3.07
Third Quarter	4.45	3.38
Fourth Quarter	3.98	3.00

Fiscal Year Ended December 30, 2006
First Quarter	$5.89	$4.18
Second Quarter	5.68	3.56
Third Quarter	3.82	3.08
Fourth Quarter	3.70	3.21

As of December 29, 2007, there were approximately 523 stockholders of record of our common stock, which does not reflect those shares held beneficially or those shares held in “street” name.

In the past three years we have not sold any securities which were not registered under the Securities Act.

We have not paid cash dividends in the past, nor do we expect to pay cash dividends for the foreseeable future. We anticipate that earnings, if any, will be retained for the development of our businesses.

Equity Compensation Plan Information

The following table sets forth information as of December 29, 2007 about shares of the Company’s common stock outstanding and available for issuance under our existing equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	6,032,297	$12.14	1,246,104	(3)
Equity compensation plans not approved by security holders(2)	826,025	$8.41	134,379

Total	6,858,322	$11.69	1,380,483

(1)	Consists of the 1992 Stock Option Plan and 2001 Equity Incentive Plan.
(2)	Consists solely of the 2001 Supplemental Equity Incentive Plan, which does not require the approval of, and has not been approved by, our stockholders. Non-qualified options were issued under such plan.
(3)	Options available under the 2001 Equity Incentive Plan.

Kopin Corporation

S&P 500 Information Technology Index

Nasdaq Stock Market—U.S. Index

Item 6.	Selected Financial Data

This information should be read in conjunction with our consolidated financial statements and notes thereto, and our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Form 10-K.

	Fiscal Year Ended
	2007	2006	2005	2004	2003
	(in thousands, except per share data)
Statement of Operations Data:
Revenues:
Net product revenues	$94,191	$65,902	$85,247	$85,213	$74,883
Research and development revenues	3,958	5,189	5,049	2,068	1,669

Total revenues	98,149	71,091	90,296	87,281	76,552
Expenses:
Cost of product revenues	78,625	49,293	54,970	73,182	61,419
Research and development—funded programs	3,157	4,908	6,498	2,340	1,823
Research and development—internal	8,300	5,341	5,766	12,693	13,014
Selling, general and administrative	18,009	19,317	14,114	10,141	10,228
Other	—	—	—	240	481
Impairment charges(1)	—	—	518	5,323	—

	108,091	78,859	81,866	103,919	86,965

(Loss) income from operations	(9,942)	(7,768)	8,430	(16,638)	(10,413)
Other income and expense:
Interest income	4,451	4,786	3,596	2,821	2,645
Other income	85	468	76	178	199
Other-than-temporary impairment of Micrel common stock	(123)	—	—	—	—
Gains on sales of Micrel common stock	—	1,208	—	—	312
Foreign currency transaction gains (losses)	93	(773)	(226)	(1,009)	(114)
Interest and other expense	(68)	(56)	(122)	(70)	(30)

	4,438	5,633	3,324	1,920	3,012

(Loss) income before income taxes, minority interest in loss (income) of subsidiary, equity losses in unconsolidated affiliates and cumulative effect of accounting change	(5,504)	(2,135)	11,754	(14,718)	(7,401)
Tax (provision) benefit	(465)	273	(162)	330	—

(Loss) income before minority interest in loss (income) of subsidiary, equity losses in unconsolidated affiliates and cumulative effect of accounting change	(5,969)	(1,862)	11,592	(14,388)	(7,401)
Minority interest in loss (income) of subsidiary	(312)	307	(435)	(106)	(873)
Equity losses in unconsolidated affiliates	(275)	(594)	(210)	(879)	(1,366)

(Loss) income before cumulative effect of accounting change	(6,556)	(2,149)	10,947	(15,373)	(9,640)
Cumulative effect of accounting change(2)	—	—	(443)	—	—

Net (loss) income	$(6,556)	$(2,149)	$10,504	$(15,373)	$(9,640)

(Loss) income before cumulative effect of accounting change per share:
Basic	$(0.10)	$(0.03)	$0.16	$(0.22)	$(0.14)
Diluted	$(0.10)	$(0.03)	$0.16	$(0.22)	$(0.14)
Cumulative effect of accounting change per share:
Basic	$—	$—	$(0.01)	$—	$—
Diluted	$—	$—	$(0.01)	$—	$—
Net (loss) income per share:
Basic	$(0.10)	$(0.03)	$0.15	$(0.22)	$(0.14)
Diluted	$(0.10)	$(0.03)	$0.15	$(0.22)	$(0.14)
Weighted average number of common shares outstanding:
Basic	67,544	68,064	69,334	70,052	69,540
Diluted	67,544	68,064	69,879	70,052	69,540

	Fiscal Year Ended
	2007	2006	2005	2004	2003
Balance Sheet Data:
Cash and cash equivalents and marketable debt securities	93,304	105,360	119,757	111,900	120,334
Working capital	107,931	116,119	128,950	123,509	115,822
Total assets	161,054	161,413	166,334	156,452	174,820
Long-term obligations	806	772	740	—	—
Total stockholders’ equity	137,501	140,965	146,275	139,419	153,053

(1)	The Company recorded a $0.5 million and $5.3 impairment charge in fiscal year 2005 and 2004, respectively, as a result of its discontinuance of CyberLite LED manufacturing and development activities.
(2)	The Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143,” in 2005.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Inventory

We provide a reserve for estimated obsolete or unmarketable inventory based on assumptions about future demand and market conditions and our production plans. Inventories that are obsolete or slow moving are generally fully reserved (representing the estimated net realizable value) as such information becomes available. Our III-V products are made to each customer’s unique specifications and are generally produced upon receipt of a customer order. The manufacturing time to make our III-V products is less than one day; accordingly our III-V inventory consists primarily of raw material, primarily gallium arsenide wafers, or finished products. The finished product may be at our facilities or at our customer’s facilities under consignment programs. Our display products are manufactured based upon production plans whose critical assumptions include non binding demand forecasts provided by our customers, lead times for raw materials, lead times for wafer foundries to perform circuit processing and yields. If a customer were to cancel an order or actual demand was lower than forecasted demand, we could not sell the excess III-V inventory and we may not be able to sell the excess display inventory and additional reserves would be required. If we were unable to sell the excess inventory, we would establish reserves to reduce the inventory to its estimated realizable value (generally zero).

Investment Valuation

We hold a minority investment in Micrel Incorporated, a publicly traded company whose share prices may be highly volatile. We consider this investment to be “available for sale” and accordingly account for fluctuations in the value of this investment in accumulated other comprehensive income. If, however, we were to determine that the fair value of this investment had been other than temporarily impaired, we would be required to charge the loss directly to the statement of operations. This investment had a fair market value of $1.7 million at December 29, 2007, which was less than our carrying value at that date, and accordingly we recorded a $0.1 million charge to the statement of operations to reduce the investment to its fair value. The determination that a decline is other-than-temporary is subjective and influenced by many factors. When assessing a publicly-traded investment for an other-than-temporary decline in value, we consider such factors as, among other things, how significant the decline in value is as a percentage of the original cost, how long the market value of the investment has been less than its original cost, the performance of the investee’s stock price in relation to the stock price of its competitors within the industry and the market in general and analyst recommendations. We also review the financial statements of the investee to determine if the investee is experiencing financial difficulties. In the event our judgments change as to other-than-temporary declines in value, we may record an additional impairment loss, which could have an adverse impact on our results of operations.

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

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we periodically review the carrying value of our long-lived assets to determine if facts and circumstances suggest that they may be impaired or that the amortization or depreciation period may need to be changed. The carrying value of a long-lived asset is considered impaired when the anticipated identifiable undiscounted cash flows from such asset are less than its carrying value. For assets that are to be held and used, impairment is measured based upon the amount by which the carrying amount of the asset exceeds its fair value. If our estimates of anticipated future cash flows or market conditions were incorrect, additional impairment charges may be required. During 2005 we recognized $0.5 million of impairment charges related to assets held for use or being transferred to the KoBrite joint venture. We did not incur any impairment charges in 2007 or 2006.

Product Warranty

We generally sell products with a limited warranty of product quality and a limited indemnification of customers against intellectual property infringement claims related to our products. We accrue for known warranty and indemnification issues if a loss is probable and can be reasonably estimated. As of December 29, 2007, we had a warranty reserve of $1.0 million, which represents the estimated liabilities for warranty claims in process, potential warranty issues customers have notified us about and an estimate based on historical failure rates. For the fiscal years 2007, 2006 and 2005, our warranty expense was approximately $0.6 million, $0.4 million and $0.8 million, respectively. If our estimates for warranty claims are incorrect, our revenue could be overstated and profits would be negatively impacted.

Income Taxes

The Company has historically incurred domestic operating losses from both a financial reporting and tax return standpoint. We establish valuation allowances if it appears more likely than not that our deferred tax assets will not be realized. These judgments are based on our projections of taxable income and the amount and timing of our tax operating loss carryforwards and other deferred tax assets. Given our federal operating tax loss carryforwards, we do not expect to pay domestic federal taxes in the near term. It is possible that we could pay domestic alternative minimum taxes and state income taxes. We are also subject to foreign taxes from our Korean subsidiary operations.

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

Stock Compensation

We estimate the fair value of each stock-based award on the date of grant using the Black-Scholes-Merton option valuation model. The Black-Scholes-Merton option valuation model incorporates assumptions as to stock price volatility, the expected life of options, a risk-free interest rate and dividend yield. Many of these assumptions are highly subjective and require the exercise of management judgment. Our management must also apply judgment in developing an estimate of awards that may be forfeited. If our actual experience differs significantly from our estimates and we choose to employ different assumptions in the future, the stock-based compensation expense that we record in future periods may differ materially from that recorded in the current period. Such options vest over, in general, over a four year period. We did not issue any new stock option awards during 2006 or 2007; rather we elected to make awards of restricted shares. These awards are generally valued at the value of the underlying shares on the date they are granted and require us only to estimate forfeiture rates.

Results of Operations

Our fiscal year ends on the last Saturday in December. The fiscal year ended December 31, 2005 includes 53 weeks and the fiscal years ended December 27, 2007 and December 30, 2006 each include 52 weeks. The fiscal years ended December 29, 2007, December 30, 2006 and December 31, 2005 are referred to as fiscal years 2007, 2006 and 2005, respectively, herein.

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

We have two principal sources of revenues: product revenues and research and development revenues. Product revenues consist of sales of our III-V products, principally gallium arsenide (“GaAs”) HBT transistor wafers, and CyberDisplay products. Research and development revenues consist primarily of development contracts with agencies of the U.S. government. Research and development revenues were $4.0 million, or 4% of 2007 revenues, $5.2 million, or 7% of total 2006 revenues and $5.0 million, or 6% of total revenues in 2005.

Kowon, our Korean subsidiary and one of our reportable segments, provides to us back-end packaging services related to our CyberDisplay products as well as selling displays to other customers.

Fiscal Year 2007 Compared to Fiscal Year 2006

Revenues.    Our revenues, which include product sales and amounts earned from research and development contracts, for fiscal years 2007 and 2006, were as follows:

Revenues	2007	2006
III-V	$43.5	$43.9
CyberDisplay	54.6	27.2

Total	$98.1	$71.1

The decrease in our III-V revenues resulted from a net increase in unit demand for our HBT transistor wafers from customers that use them in wireless handset applications, which was partially off set by price declines of our HBT products and a decline in our CyberLite revenues, which were $0.8 million for the year ended 2006. Our CyberLite revenues declined because we sold the product line to the KoBrite joint venture in 2004. The increase in display revenues in fiscal year 2007 compared to fiscal year 2006 resulted from an increase in sales of our CyberDisplay products to customers that use them for digital still camera applications and military applications. Display revenues for consumer and military applications for 2007 and 2006 were as follows:

CyberDisplay Revenues by Category	2007	2006
Consumer Electronic Applications	$29.3	$9.0
Military Application	15.8	11.3
Eyewear Application	6.3	3.3
Research & Development	3.2	3.6

Total	$54.6	$27.2

Revenues of our Korean subsidiary, Kowon, are included in CyberDisplay revenues and are primarily to us and Samsung Electronics for camcorder applications. Kowon’s revenues increased as a result of demand from us to support our increased sales of displays to customers that use them for digital still camera applications. Revenues of Kowon were as follows for 2007 and 2006.

CyberDisplay Revenues by Segement	2007		2006
Kopin U.S. revenues		$49.0		$21.2
Kowon revenues to other customers
Kowon revenues	$34.4		$8.9
Kowon sales to Kopin	(28.8)	5.6	(2.9)	6.0

Total CyberDisplay Revenues		$54.6		$27.2

Based on current discussions with our customers and certain contractual obligations, we expect the prices of certain of our products to decline in fiscal year 2008. We anticipate the average selling price of our HBT transistor wafers and display products sold to customers for consumer electronics applications will decline approximately 5% to 10% during fiscal year 2008 relative to 2007. The overall increase or decrease in the average sales price of our display products will be dependent on the sales mix of commercial and military display sales.

For 2008 the Company anticipates revenues will be between $105 million and $115 million.

We currently manufacture and sell HBT wafers on either four or six inch GaAs. We believe the industry will migrate to six inch wafers over the next several years. Our largest customer, who accounted for approximately 31% of our 2007 total revenues (see Item 1A, Risk Factors for explanation of percent of revenue calculation), purchases our HBT products on four inch GaAs wafers and we expect this customer will eventually migrate to using six inch GaAs wafers in its manufacturing process. If we are unable to get the new reactors and our other reactors qualified by our largest and other customers or if we are able to get the reactor qualified but can not manufacture the quantity our customers require or can not manufacture on six inch GaAs wafers in a cost effective manner, our revenues and results of operations could decline significantly.

Our Purchase and Supply Agreement with our largest HBT transistor wafer customer, who accounted for approximately 31% of our 2007 total revenues, terminates in July 2008. We are currently renegotiating this agreement; however, if we are unable to renew this agreement or we renew it on less favorable terms our revenue and results of operations may decline.

International sales represented 41% and 35% of product revenues for fiscal years 2007 and 2006 respectively. The increase in international sales is primarily attributable to an increase in sales of our CyberDisplay products for digital still camera applications to Asian customers. International sales are primarily sales of CyberDisplay products to consumer electronic manufacturers primarily located in Japan, Korea and

China. Our international sales are primarily denominated in U.S. currency. Consequently, a strengthening of the U.S. dollar could increase the price in local currencies of our products in foreign markets and make our products relatively more expensive than competitors’ products that are denominated in local currencies, leading to a reduction in sales or profitability in those foreign markets. In addition, sales of our CyberDisplay products in Korea are transacted through our Korean subsidiary, Kowon Technology Co., LTD. Kowon’s sales are primarily denominated in U.S. dollars. However, Kowon’s local operating costs are primarily denominated in Korean won. Kowon also holds U.S. dollars in order to pay various expenses. As a result, our financial position and results of operations are subject to exchange rate fluctuation in transactional and functional currency. We have not taken any protective measures against exchange rate fluctuations, such as purchasing hedging instruments with respect to such fluctuations, because of the historically stable exchange rate between the Japanese yen, Korean won and the U.S. dollar.

Cost of Product Revenues.

	2007	2006
Cost of product revenue (in millions)	$78.6	$49.3
Cost of product revenue as a % of revenues	83.5%	74.8%

Cost of product revenues, which is comprised of materials, labor and manufacturing overhead related to our products, increased approximately $29.3 million or 59.4% from 2006 to 2007. Our gross margin is affected by sales price declines of our products, changes in raw material prices, unit volume of sales, manufacturing efficiencies and the mix of products sold. As discussed above our sales prices historically decline on an annual basis. Our strategy to offset the impact of the sales price declines has been to increase the unit volume of sales, improve manufacturing efficiencies and increase the sales of products which have higher margins, specifically military products. Our overhead costs and, to a lesser extent, our labor costs are normally stable and do not fluctuate significantly during a three or twelve month period. Essentially, we consider labor and overhead costs to be fixed in nature over the short term and therefore profitability is based on the amount of variable margin we can generate to cover these fixed costs. Variable margin is the product of the number of units sold and the difference between a unit’s selling price and its material cost. Gross margins declined in 2007, as compared to 2006, because of a decline in the average unit selling prices of our III-V and display products as compared to 2006 and the impact of an increase in displays sold for digital still camera applications which are sold at a price which generates a small or negative variable margin.

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

Research and Development.    Research and development (R&D) expenses are incurred in support of internal display and III-V product development programs or programs funded by agencies of the U.S. government and commercial partners. R&D revenues associated with funded programs are presented separately in revenue in the statement of operations. Research and development costs include staffing, purchases of materials and laboratory supplies, circuit design costs, fabrication and packaging of display products, and overhead. For fiscal years 2007 and 2006 R&D expense was as follows (in millions):

Research and development expense	2007	2006
Funded	$3.2	$4.9
Internal	8.3	5.3

Total	$11.5	$10.2

Funded R&D expense decreased in 2007 as compared to the prior year primarily because of a decrease in funded programs from the U.S. military.

The increase in internal research and development expenses was primarily attributed to cost to develop our 8 inch display and MOCVD III-V manufacturing lines.

Selling, General and Administrative.    Selling, general and administrative (S,G&A) expenses consist of the expenses incurred by our sales and marketing personnel and related expenses, and administrative and general corporate expenses.

	2007	2006
Selling, general and administrative expense	$18.0	$19.3
Selling, general and administrative expense as a % of revenues	18.3%	27.2%

The decrease in S,G&A expenses in 2007 versus 2006 is attributable to a decrease of approximately $1.9 million for professional fees associated with the stock option practice investigation and the restatement of our historical financial statements partially offset by increases in allowances for accounts receivable of $0.4 million. Total professional fees for the stock option review were $1.8 million and $3.7 million in 2007 and 2006, respectively. We would anticipate that these fees would decrease in 2008, however there is pending litigation associated with the stock option review and we expect to continue to incur associated legal fees in excess of historical amounts.

In fiscal year 2006, we issued 596,750 restricted stock awards, respectively, to certain of our employees. Each award requires the employee to fulfill certain obligations including continued employment with us for periods of either two or four years (the “Restriction Period”). In connection with the issuance of the awards, we recorded deferred compensation expenses of $2.0 million for 2006 which are amortized over the Restriction Period, or earlier if the vesting accelerates due to meeting performance conditions.

Other Income and Expense.

	2007	2006
Other income and expense	$4.4	$5.6

Other income and expense in 2007 includes interest and miscellaneous income of $4.5 million, $0.1 million of foreign exchange gains, $0.1 million for the other-than-temporary impairment charge of our investment in Micrel and $0.1 million of miscellaneous bank fees and other expense. Other income and expense for 2006 includes interest and miscellaneous income of $5.3 million, $1.2 million of gain on the sale of Micrel stock, $0.8 million of foreign exchange losses and $0.1 of miscellaneous bank fees and other expense.

Minority interest in (income) loss of subsidiary.    We own approximately 78% of the equity of Kowon Technology Co. Ltd. (Kowon). Minority interest on the consolidated statement of operations represents the portion of the results of operations of Kowon which is allocated to the shareholders of the approximately 22% of Kowon not owned by us. The change in the minority interest in loss (income) of subsidiary is the result of the change in the results of operations of Kowon. The change in the results of operations of Kowon from 2006 to 2007 was due to increased sales volume of displays to us to support the increase in sales for digital still camera applications.

Equity loss in unconsolidated affiliate    consists of our approximate 25% share of the losses of KoBrite totaling $0.3 million in 2007 and $0.6 million in 2006.

Tax (provision) benefit.    The provision for income taxes for fiscal years ended 2007 represents alternative minimum taxes owed to U.S. federal and state taxing authorities of $0.1 million and foreign taxes on the income of our subsidiary Kowon of $0.4 million. The benefit for income taxes for fiscal year 2006 represents the reversal of tax contingencies due to the expiration of the statute of limitations of $0.3 million, a tax benefit from a loss carryback of $0.5 million offset by alternative minimum taxes of $0.1 million and the provision of a valuation allowance on our foreign deferred tax assets of $0.4 million.

Fiscal Year 2006 Compared to Fiscal Year 2005

Revenues.    Our revenues, which include product sales and amounts earned from research and development contracts, for fiscal years 2006 and 2005, were as follows:

Revenues	2006	2005
III-V	$43.9	$42.7
CyberDisplay	27.2	47.6

Total	$71.1	$90.3

The increase in our III-V revenues resulted from a net increase in unit demand for our HBT transistor wafers from customers that use them in wireless handset applications, which was partially off set by price declines of our HBT products and a decline in our CyberLite revenues, which were $0.8 million and $1.3 million for the years ended 2006 and 2005, respectively. Our CyberLite revenues declined because we transferred the product line to the KoBrite joint venture discussed above. The decrease in display revenues in fiscal year 2006 compared to fiscal year 2005 resulted from a decline in sales of our CyberDisplay products to customers that use them for camcorder applications partially offset by an increase in military application sales. For 2006 we had anticipated that sales of our displays to customers who buy our displays for camcorder applications would decrease as compared to the prior year but this would be partially offset by an increase in sales to customers who purchased our displays for military applications as compared to the prior year. Although the sales of our displays to customers for camcorder applications did decline in 2006, shipments of our displays to customers for military applications occurred sporadically during the year as our customers worked to get their products qualified with the U.S. military and therefore sales of our products for military applications was lower than we anticipated. In addition, sales of our displays for use in consumer electronic applications were lower than in 2005. Display revenues for consumer and military applications for 2006 and 2005 were as follows:

CyberDisplay Revenues by Category	2006	2005
Consumer Electronic Applications	$9.0	$31.6
Military Application	11.3	10.0
Eyewear Application	3.3	1.8
Research & Development	3.6	4.2

Total	$27.2	$47.6

Revenues of our Korean subsidiary, Kowon, are included in CyberDisplay revenues and are primarily to us and Samsung Electronics for camcorder applications. Kowon’s sales declined as a result of lesser demand from camcorder customers. Kowon’s sales for 2006 and 2005 were as follows:

CyberDisplay Revenues by Segement	2006		2005
Kopin USA revenues		$21.2		$33.3
Kowon revenues to other customers
Kowon revenues	$8.9		$26.3
Kowon sales to Kopin	(2.9)	6.0	(12.0)	14.3

Total CyberDisplay Revenues		$27.2		$47.6

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

Our Purchase and Supply Agreement with our largest HBT transistor wafer customer terminates in July 2008. We are currently renegotiating this agreement; however, if we are unable to renew this agreement or we renew it on less favorable terms our revenue and results of operations may decline.

International sales represented 35% and 44% of revenues for fiscal years 2006 and 2005, respectively. The decrease in international sales is primarily attributable to increase in domestic sales of our HBT products and military sales of our display products and a decrease in our international CyberDisplay sales for camcorder applications and our CyberLite LED sales. International sales are primarily sales of CyberDisplay products to consumer electronic manufacturers primarily located in Japan, Korea and China and CyberLite LED sales to Japan and China. Our international sales are primarily denominated in U.S. currency. Consequently, a strengthening of the U.S. dollar increases the price in local currencies of our products in foreign markets and make our products relatively more expensive than competitors’ products that are denominated in local currencies, leading to a reduction in sales or profitability in those foreign markets. In addition, sales of our CyberDisplay products in Korea are transacted through our Korean subsidiary, Kowon. Kowon’s sales are primarily denominated in U.S. dollars. However, Kowon’s local operating costs are primarily denominated in Korean won. Kowon also holds U.S. dollars in order to pay various expenses. As a result, our financial position and results of operations are subject to exchange rate fluctuation in transactional and functional currency. We have not taken any protective measures against exchange rate fluctuations, such as purchasing hedging instruments with respect to such fluctuations, because of the historically stable exchange rate between the Japanese yen, Korean won and the U.S. dollar.

Cost of Product Revenues.

	2006	2005
Cost of product revenue (in millions)	$49.3	$55.0
Cost of product revenue as a % of revenues	74.7%	64.4%

Cost of product revenues, which is comprised of materials, labor and manufacturing overhead related to our products, decreased approximately $5.7 million or 10% from 2005 to 2006. Cost of sales of CyberLite products for fiscal year was $1.0 million for fiscal year 2005 and $0 for fiscal year 2006 as we had no sales of CyberLite in 2006. Our gross margin is affected by sales price declines of our products, changes in raw material prices, unit volume of sales, manufacturing efficiencies and the mix of products sold. As discussed above our sales prices historically decline on an annual basis. Our strategy to offset the impact of the sales price declines has been to increase the unit volume of sales, improve manufacturing efficiencies and increase the sales of products which have higher margins, specifically military products. Our overhead costs and, to a lesser extent, our labor costs are normally stable and do not fluctuate significantly during a three or twelve month period. Essentially, we consider labor and overhead costs to be fixed in nature over the short term and therefore profitability is based on the amount of variable margin we can generate to cover these fixed costs. Variable margin is the product of the number of units sold and the difference between a unit’s selling price and its material cost. Gross margins declined in 2006, as compared to 2005, because of a decline in the average unit selling prices of our III-V and display products as compared to 2005 and the impact of the decline in display unit sales in 2006, while the costs of labor and overhead remained approximately the same as 2005.

Research and Development.    Research and development expenses (R&D) are incurred in support of internal display and III-V product development programs or programs funded by agencies of the U.S. government and commercial partners. Research and development costs include staffing, purchases of materials and laboratory supplies, circuit design costs, fabrication and packaging of display products, and overhead. For fiscal years 2006 and 2005, R&D expense was as follows (in millions):

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

	2006	2005
Selling, general and administrative expense	$19.3	$14.1
Selling, general and administrative expense as a % of revenues	27.2%	15.6%

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

Impairment Charge.    In fiscal year 2005, as part of discontinuing our CyberLite LED product line, we terminated the employment of approximately 40 employees and recorded an impairment charge of $0.5 million.

Other Income and Expense

	2006	2005
Other income and expense	$5.6	$3.3

Other income and expense includes interest and miscellaneous income of $5.3 million, $1.2 million of gain on the sale of Micrel stock, $0.8 million of foreign exchange losses and $0.1 million of miscellaneous bank fees and other expense for fiscal year 2006. For fiscal year 2005, other income and expense includes interest and miscellaneous income of $3.7 million, $0.2 million of foreign exchange losses and $0.1 million of miscellaneous bank fees and other expense.

Minority interest in loss (income) of subsidiary.    We owned approximately 73% of the equity of Kowon Technology Co. Ltd. (Kowon). Minority interest on the consolidated statement of operations represents the portion of the results of operations of Kowon which is allocated to the shareholders of the approximately 27% of Kowon not owned by us. The change in the minority interest in loss (income) of subsidiary is the result of the change in the results of operations of Kowon.

Equity loss in unconsolidated affiliate    consists of our approximate 25% share of the losses of KoBrite totaling $0.6 million in 2006 and $0.2 million in 2005.

Tax benefit (provision).    The benefit for income taxes for fiscal year 2006 represents the reversal of tax contingencies due to the expiration of statues of limitation of $0.3 million, a tax benefit from a loss carryback of $0.5 million offset by alternative minimum taxes of $0.1 million and the provision of a valuation allowance on our foreign deferred tax assets of $0.4 million. The fiscal year 2005 provision for taxes represents the reversal of tax contingencies due to the expiration of statues of limitation of $0.4 million partially offset by alternative minimum taxes of $0.2 million and foreign taxes on the income of our Korean subsidiary of $0.5 million.

Cumulative effect of accounting change.    As of December 31, 2005, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 47 (FIN 47) “Accounting for Conditional Asset Retirement Obligations—an interpretation of Statement of Financial Accounting Standards No. 143”. This interpretation clarifies the timing of liability recognition for legal obligations associated with an assets retirement when the timing and or method of settling the obligation are conditional on a future event that may or may not be within the control of the entity. The impact of adopting FIN 47 was to record a cumulative effect of accounting change charge of $0.4 million to recognize the accumulated depreciation as of the date of adoption related to the obligation for restoration of facilities leased by the Company. Total obligations as of December 29, 2007 are estimated to be $0.8 million.

Liquidity and Capital Resources

As of December 29, 2007, we had cash and equivalents and marketable debt securities of $93.3 million and working capital of $107.9 million compared to $105.4 million and $116.1 million, respectively, as of December 30, 2006. The decrease in cash and equivalents and marketable securities was primarily due to cash used in operating activities of $4.1 million and capital expenditures of $7.6 million. Our marketable debt securities have not been significantly impacted as of December 29, 2007 from the recent issues experienced in the credit markets.

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

We have financed our operations primarily through public and private placements of our equity securities. We believe our available cash resources will support our operations and capital needs for at least the next twelve months.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits an entity to choose, at specified election dates, to measure eligible financial instruments and certain other items at fair value that are not currently required to be measured at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those financial years. At the effective date, an entity may elect the fair value option for eligible items that exist at that date. The entity shall report the effect of the first remeasurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. We did not elect the fair value option for any of our eligible items as of December 30, 2007.

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

Inflation

We do not believe our operations have been materially affected by inflationary forces.

Contractual Obligations

The following is a summary of our contractual payment obligations for operating leases as of December 29, 2007:

Contractual Obligations	Total	Less than 1 year	1-3 Years	3-5 years	More than 5 years
Operating Lease Obligations	$5,286,252	$1,396,819	$3,413,958	$475,476	$—

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

We invest our excess cash in high-quality government, government-backed and corporate debt instruments, which bear lower levels of relative risk. We believe that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations, and cash flows should not be material to our cash flows or income. It is possible that interest rate movements would increase our unrecognized gain or loss on interest rate securities. Included in other assets is an equity investment in Micrel, Incorporated (Micrel) totaling approximately $1.7 million which is subject to changes in value because of either specific operating issues at Micrel or overall changes in the stock market. We are exposed to changes in foreign currency exchange rates primarily through our translation of our foreign subsidiary’s financial position, results of operations, and transaction gains and losses as a result of non U.S. dollar denominated cash flows related to business activities in

Asia, and remeasurement of United States dollars to the functional currency of our Kowon subsidiary. We do not currently hedge our foreign currency exchange rate risk. We estimate that any market risk associated with our international operations in unlikely to have a material adverse effect on our business, financial condition or results of operation. Our portfolio of marketable debt securities is subject to interest rate risk although our intent is to hold securities until maturity. The credit rating of our investments may be affected by the underlying financial health of the guarantors of our investments. We use Gallium Arsenide and Silicon wafers and demand is expected to grow due to new technologies such as solar cells. We do not enter into forward or futures hedging contracts.

Item 8.    Financial Statements and Supplementary Data

The financial statements required by this Item are included in this Report on pages 42 through 64. Reference is made to Item 15 of this Report.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A.    Control and Procedures

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

The evaluation of our Disclosure Controls included a review of the controls’ objectives and design, our implementation of the controls and the effect of the controls on the information generated for use in this Form 10-K. During the course of our evaluation of our internal control over financial reporting, we advised the Audit Committee of our Board of Directors that we had identified a material weakness as defined under standards established by the Public Company Accounting Oversight Board (United States). A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness we identified is discussed in “Management’s Report on Internal Control Over Financial Reporting” below. Our Chief Executive Officer and Chief Financial Officer have concluded that as a result of the material weakness, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were not effective.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 29, 2007, based on the criteria outlined in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based on our assessment, we identified the following material weakness in our internal control over financial reporting as of December 29, 2007. The nature of this weakness in our internal control over financial reporting is described below along with the actual or potential effects on our financial statements as issued during the existence of the material weakness.

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

Because of the material weakness described above, management concluded that, as of December 29, 2007, our internal control over financial reporting was not effective based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Our independent registered public accounting firm that audited our consolidated financial statements included in this Form 10-K, Deloitte & Touche LLP, has issued an attestation report on our internal control over financial reporting. This report appears below.

Remediation Plan for Material Weakness in Internal Control over Financial Reporting

As noted in “Management’s Report on Internal Control Over Financial Reporting” above, management has concluded that we lacked sufficient technical accounting personnel possessing competencies commensurate with our financial reporting requirements, which constitutes a material weakness in our internal control over financial reporting. In response to this condition, first noted in 2004, we have recruited additional experienced accounting professionals and increased the levels of training for our accounting staff. We are evaluating the effectiveness of the steps taken and the need for additional resources. We anticipate that we will report that this material weakness described above continues to exist in each of our fiscal year 2008 Quarterly Reports on Form 10-Q.

Changes in Internal Control Over Financial Reporting

Except for changes made to our internal controls, as discussed herein, in preparation for our management report on internal control over financial reporting, particularly additional controls over our issuance of stock-based awards, which included the implementation of policies and procedures which are designed to ensure all required actions are completed on the grant date of an equity award, no significant changes were made to our internal controls during our most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Kopin Corporation

Taunton, Massachusetts

We have audited Kopin Corporation and subsidiaries (the “Company”) internal control over financial reporting as of December 29, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment:

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

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedule as of and for the year ended December 29, 2007 of the Company and this report does not affect our report on such financial statements and financial statement schedule.

In our opinion, because of the effect of the material weakness identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 29, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 29, 2007, of the Company and our report dated March 31, 2008 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts

March 31, 2008

Item 9B.

None

Part III

Item 10.    Directors and Executive Officers of the Registrant

(a) Directors.    The information with respect to directors required by this item is incorporated herein by reference from our Proxy Statement relating to our Annual Meeting of Shareholders to be held on April 29, 2008 (the Proxy Statement).

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

(2) Financial Statement Schedule:

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

KOPIN CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Kopin Corporation

Taunton, Massachusetts

We have audited the accompanying consolidated balance sheets of Kopin Corporation and subsidiaries (the “Company”) as of December 29, 2007 and December 30, 2006, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 29, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a) (2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Kopin Corporation and subsidiaries as of December 29, 2007 and December 30, 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 29, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in 2005, the Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143.”

As discussed in Note 1 to the consolidated financial statements, in 2006, the Company changed its method of accounting for stock-based compensation as required by Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 29, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 31, 2008 expressed an adverse opinion on the Company’s internal control over financial reporting because of a material weakness.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts

March 31, 2008

KOPIN CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 29, 2007	December 30, 2006
ASSETS
Current assets:
Cash and equivalents	$30,748,060	$27,907,656
Marketable securities, at fair value	62,556,257	77,452,635
Accounts receivable, net of allowance of $708,000 and $228,000 in 2007 and 2006	10,600,794	9,691,937
Accounts receivable from unconsolidated affiliates	3,621,463	1,461,118
Unbilled receivables	905,151	830,594
Inventory	16,732,060	11,848,499
Prepaid taxes	874,807	799,336
Prepaid expenses and other current assets	1,107,151	1,345,658

Total current assets	127,145,743	131,337,433
Property, plant and equipment	21,927,061	17,354,527
Other assets	11,981,173	12,721,358

Total assets	$161,053,977	$161,413,318

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,295,340	$7,688,865
Accounts payable to unconsolidated affiliates	2,084,491	616,194
Accrued payroll and expenses	2,926,176	2,102,447
Accrued warranty	1,030,000	1,030,000
Billings in excess of revenue earned	173,851	159,267
Other accrued liabilities and professional fees	2,704,544	3,621,727

Total current liabilities	19,214,402	15,218,500
Asset retirement obligations	805,797	772,197
Minority interest in subsidiary	3,549,369	4,457,724
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $.01 per share: authorized, 3,000 shares; none issued	—	—
Common stock, par value $.01 per share: authorized, 120,000,000 shares; issued 71,935,976 shares in 2007 and 71,926,641 shares in 2006: outstanding 67,741,956 in 2007 and 67,427,911 in 2006	713,574	710,434
Additional paid-in capital	307,900,357	305,650,043
Treasury stock (3,615,480 shares in 2007 and 2006, at cost)	(14,552,865)	(14,552,865)
Accumulated other comprehensive income	3,767,256	2,945,098
Accumulated deficit	(160,343,913)	(153,787,813)

Total stockholders’ equity	137,484,409	140,964,897

Total liabilities and stockholders’ equity	$161,053,977	$161,413,318

KOPIN CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

Fiscal year ended	2007	2006	2005
Revenues:
Net product revenues	$94,191,465	$65,902,228	$85,247,294
Research and development revenues	3,957,648	5,189,128	5,049,003

	98,149,113	71,091,356	90,296,297
Expenses:
Cost of product revenues	78,624,626	49,292,767	54,970,647
Research and development-funded programs	3,157,452	4,907,836	6,497,764
Research and development-internal	8,300,285	5,340,686	5,766,127
Selling, general, and administration	18,008,967	19,317,791	14,114,018
Impairment charge	—	—	517,902

	108,091,330	78,859,080	81,866,458

(Loss) income from operations	(9,942,217)	(7,767,724)	8,429,839
Other income and expense:
Interest income	4,450,623	4,785,987	3,595,506
Other income	85,317	468,498	75,705
Other-than-temporary impairment of Micrel common stock	(123,253)	—	—
Gains on sale of Micrel common stock	—	1,208,000	—
Foreign currency transaction gains (losses)	93,347	(773,203)	(225,700)
Interest and other expense	(68,007)	(56,664)	(121,674)

	4,438,027	5,632,618	3,323,837

(Loss) income before income taxes, minority interest in loss (income) of subsidiary, equity loss in unconsolidated affiliate and cumulative effect of accounting change	(5,504,190)	(2,135,106)	11,753,676
Tax (provision) benefit	(465,000)	273,000	(162,000)

(Loss) income before income taxes, equity loss in unconsolidated affiliate and cumulative effect of accounting change	(5,969,190)	(1,862,106)	11,591,676
Minority interest in loss (income) of subsidiary	(312,333)	306,543	(434,962)
Equity loss in unconsolidated affiliate	(274,577)	(593,911)	(209,304)

(Loss) income before cumulative effect of accounting change	(6,556,100)	(2,149,474)	10,947,410
Cumulative effect of accounting change	—	—	(443,000)

Net (loss) income	$(6,556,100)	$(2,149,474)	$10,504,410

(Loss) income before cumulative effect of accounting change per share:
Basic	$(0.10)	$(0.03)	$0.16

Diluted	$(0.10)	$(0.03)	$0.16

Cumulative effect of accounting change per share
Basic	$—	$—	$(0.01)

Diluted	$—	$—	$(0.01)

Net (loss) income per share
Basic	$(0.10)	$(0.03)	$0.15

Diluted	$(0.10)	$(0.03)	$0.15

Weighted average number of common shares outstanding:
Basic	67,543,957	68,064,262	69,333,508

Diluted	67,543,957	68,064,262	69,879,183

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

Fiscal years ended	2007	2006	2005
Net (loss) income	$(6,556,100)	$(2,149,474)	$10,504,410
Foreign currency translation adjustments	289,826	1,164,486	333,960
Holding gain (loss) on marketable securities	679,702	74,964	(571,430)
Reclassifications of gains in net loss	(147,370)	(416,593)	(11,256)

Comprehensive (loss) income	$(5,733,942)	$(1,326,617)	$10,255,684

KOPIN CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Deferred Compensation	Treasury Stock	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares	Amount
Balance, December 26, 2004	70,130,615	$701,306	$300,989,698	$(1,829,192)	$(671,235)	$2,370,967	$(162,142,749)	$139,418,795
Exercise of stock options	514,727	5,147	1,276,299	—	—	—	—	1,281,446
Issuance of restricted stock	607,500	6,075	2,928,965	(2,935,040)	—	—	—	—
Stock-based compensation expense (As Restated)			17,466	2,029,658				2,047,124
Forfeiture of unvested restricted stock	(9,625)	(96)	(45,430)	45,526	—	—	—	—
Net unrealized holding loss on marketable securities	—	—	—	—	—	(582,686)	—	(582,686)
Foreign currency translation adjustments	—	—	—	—	—	333,960	—	333,960
Restricted stock for tax withholding obligations	(8,181)	(82)	—	—	(57,628)	—	—	(57,710)
Treasury stock purchases	—	—	—	—	(6,670,005)	—	—	(6,670,005)
Net income	—	—	—	—	—	—	10,504,410	10,504,410

Balance, December 31, 2005	71,235,036	$712,350	$305,166,998	$(2,689,048)	$(7,398,868)	$2,122,241	$(151,638,339)	$146,275,334
Exercise of stock options	161,925	1,619	518,828	—	—	—	—	520,447
Change in accounting for stock compensation	(286,500)	(2,865)	(2,686,183)	2,689,048	—	—	—	—
Stock based compensation expense	—	—	2,789,658	—	—	—	—	2,789,658
Forfeiture of nonvested stock	(26,750)	(267)	267	—	—	—	—	—
Net unrealized holding loss on marketable securities	—	—	—	—	—	(341,629)	—	(341,629)
Foreign currency translation adjustments	—	—	—	—	—	1,164,486	—	1,164,486
Restricted stock for tax withholding obligations	(40,320)	(403)	(139,525)	—	(220,098)	—	—	(360,026)
Treasury stock purchase	—	—	—	—	(6,933,899)	—	—	(6,933,899)
Net loss	—	—	—	—	—	—	(2,149,474)	(2,149,474)

Balance, December 30, 2006	71,043,391	$710,434	$305,650,043	$—	$(14,552,865)	$2,945,098	$(153,787,813)	$140,964,897
Exercise of stock options	95,849	958	278,920	—	—	—	—	279,878
Stock based compensation expense	—	—	2,254,556	—	—	—	—	2,254,556
Vesting of restricted stock	301,313	3,013	(3,013)	—	—	—	—	—
Net unrealized holding gain on marketable securities	—	—	—	—	—	532,332	—	532,332
Foreign currency translation adjustments	—	—	—	—	—	289,826	—	289,826
Restricted stock for tax withholding obligations	(83,089)	(831)	(280,149)	—	—	—	—	(280,980)
Net loss	—	—	—	—	—	—	(6,556,100)	(6,556,100)

Balance, December 29, 2007	71,357,464	$713,574	$307,900,357	$—	$(14,552,865)	$3,767,256	$(160,343,913)	$137,484,409

KOPIN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Fiscal year ended	2007	2006	2005
Cash flows from operating activities:
Net (loss) income	$(6,556,100)	$(2,149,474)	$10,504,410
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	3,457,020	2,623,283	3,877,938
Amortization (accretion) of premium or discount on marketable debt securities	225,773	236,076	201,632
Loss on disposal of equipment	453,050	—	—
Stock-based compensation	2,254,557	2,789,658	2,047,124
Minority interest in (losses) income of subsidiary	312,333	(306,543)	434,962
Net loss (gain) on investment transactions	123,253	(1,208,000)	68,111
Loss in unconsolidated affiliate	274,577	593,911	209,304
Impairment charge	—	—	517,902
Change in allowance for bad debt	480,000	(53,000)	(70,000)
Change in other non-cash items	—	(446,094)	(580,000)
Cumulative effect of accounting change	—	—	443,000
Changes in assets and liabilities:
Accounts receivable	(3,641,220)	964,085	(3,741,651)
Inventory	(4,880,725)	(2,235,270)	(1,382,811)
Deferred tax asset	—	370,000	(122,000)
Prepaid expenses and other current assets	163,398	232,400	(1,034,631)
Accounts payable and accrued expenses	3,188,902	399,812	3,088,266
Billings in excess of revenue earned	14,584	(921,543)	(159,537)

Net cash (used in) provided by operating activities	(4,130,600)	889,301	14,302,019

Cash flows from investing activities:
Proceeds from sale of marketable securities	32,020,156	43,449,627	29,039,232
Purchase of marketable securities	(16,451,503)	(32,538,083)	(24,317,516)
Other assets	(23,325)	47,189	(59,912)
Proceeds from sale of equipment	—	—	6,000,000
Proceeds from sale of investments	—	3,002,000	—
Proceeds from insurance	—	33,000	—
Investment in Kowon	(980,118)	—	—
Investments in equity and cost basis affiliates	—	(4,952,063)	(3,000,000)
Capital expenditures	(7,637,451)	(7,867,729)	(3,107,423)

Net cash provided by investing activities	6,927,759	1,173,941	4,554,381

Cash flows from financing activities:
Treasury stock purchases	—	(6,933,899)	(6,670,005)
Settlements of restricted stock for tax withholding obligations	(280,980)	(360,023)	(57,710)
Proceeds from exercise of stock options	279,878	520,446	1,281,446

Net cash used in financing activities	(1,102)	(6,773,476)	(5,446,269)

Effect of exchange rate changes on cash	44,347	1,115,245	276,019

Net increase (decrease) in cash and equivalents	2,840,404	(3,594,989)	13,686,150
Cash and equivalents:
Beginning of period	27,907,656	31,502,645	17,816,495

End of period	$30,748,060	$27,907,656	$31,502,645

Supplemental disclosure of cash flow information:
Income taxes paid	$93,000	$834,000	$28,000

Supplemental schedule of noncash investing activities:
Construction in progress included in accrued expenses	$810,469	$602,892	$—

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

Fiscal Year

The Company’s fiscal year ends on the last Saturday in December. The fiscal year ended December 31, 2005 includes 53 weeks and the fiscal years ended December 29, 2007 and December 30, 2006 each include 52 weeks. The fiscal years ended December 29, 2007, December 30, 2006 and December 31, 2005 are referred to as fiscal years 2007, 2006 and 2005, respectively, herein.

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

KOPIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

progress that are in excess of amounts billed as unbilled receivables and amounts received in excess of amounts earned as billings in excess of revenues earned. The Company invoices based on dates specified in the related agreement or in periodic installments based upon our invoicing cycle. Amounts for estimated losses on contracts are recorded when known.

Research and Development Costs

Research and development expenses are incurred in support of internal display and III-V product development programs or programs funded by agencies of the U.S. government, the KoBrite joint venture and commercial partners. Research and development costs include staffing, purchases of materials and laboratory supplies, circuit design costs, fabrication and packaging of experimental display products, and overhead, and are expensed immediately.

Cash and Equivalents and Marketable Securities

The Company considers all highly liquid, short-term debt instruments with original maturities of three months or less to be cash equivalents.

Marketable securities consist primarily of commercial paper, medium-term corporate notes, and United States government and agency backed securities. The Company classifies marketable securities included in “Marketable Securities” and the investment in Micrel in “Other Assets” as available-for-sale and accordingly carries them at fair value. Fair value is based upon quoted market prices of the securities. From time to time, the Company uses the funds from matured marketable securities for working capital, capital expenditure and investment purposes. The net unrealized holding losses, recorded in accumulated other comprehensive income, for available-for-sale marketable debt securities at December 29, 2007, December 30, 2006 and December 31, 2005, were $(201,716), $(1,099,762) and $(1,445,796), respectively. The Company records the amortization of premium and accretion of discounts on marketable debt securities in the results of operations.

Investments in available-for-sale marketable debt securities are as follows at December 29, 2007 and December 30, 2006:

	Amortized Cost		Unrealized Gains		Unrealized Losses		Fair Value
	2007	2006	2007	2006	2007	2006	2007	2006
U.S. government and agency backed securities	$41,438,125	$63,883,963	$76,620	$—	$—	$1,140,921	$41,514,745	$62,743,042
Corporate debt	21,319,847	14,668,434	—	41,159	278,335	—	21,041,512	14,709,593

Total	$62,757,972	$78,552,397	$76,620	$41,159	$278,335	$1,140,921	$62,556,257	$77,452,635

The contractual maturity of the Company’s marketable debt securities is as follows at December 29, 2007:

	Less than One year	One to Five years	Greater than Five years	Total
U.S. government and agency backed securities	$17,621,955	$16,975,620	$6,917,170	$41,514,745
Corporate debt	2,915,250	4,777,500	13,348,762	21,041,512

Total	$20,537,205	$21,753,120	$20,265,932	$62,556,257

KOPIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The gross gains and losses realized related to sales of marketable debt securities were not material during fiscal years 2007, 2006 and 2005. The Company uses the specific identification method as a basis for determining cost and calculating realized gains and losses. Included within the category “U.S. government and agency backed securities” and “corporate debt” is $24,884,306 and $2,904,752, respectively, of securities (at cost) which had unrealized losses of $97,443 and $16,102, respectively at December 29, 2007 and whose cost basis exceed their fair market value for at least 12 consecutive months. Unrealized losses from fixed income securities are primarily attributable to changes in interest rates.

Inventory

Inventory is stated at the lower of cost (determined on the first-in, first-out or specific identification method) or market and consists of the following at December 29, 2007 and December 30, 2006:

	2007	2006
Raw materials	$9,463,478	$7,382,472
Work-in-process	3,447,661	1,780,408
Finished goods	3,820,921	2,685,619

	$16,732,060	$11,848,499

Inventory on consignment was $3.7 million and $2.0 million at December 29, 2007 and December 30, 2006, respectively.

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

Product Warranty

The Company generally sells products with a limited warranty of product quality and a limited indemnification of customers against intellectual property infringement claims related to the Company’s products. The Company accrues for known warranty and indemnification issues if a loss is probable and can be reasonably estimated, and accrues for estimated incurred but unidentified issues based on historical activity. As of December 29, 2007 and December 30, 2006, the Company had a warranty reserve of $1.0 million. For the fiscal years 2007, 2006 and 2005 its warranty expense was approximately $0.6 million, $0.4 million and $0.8 million, respectively.

Asset Retirement Obligations

The Company recorded assets and asset retirement obligations (ARO) liabilities of $0.8 million at December 29, 2007, which represents the legal obligations associated with retirement of their assets when the timing and/or method of settling the obligation are conditional on a future event that may or may not be within the control of the Company. The Company also recorded an accumulated depreciation charge of $0.5 million and $0.4 million, at December 29, 2007 and December 30, 2006, respectively, which represents the cumulative amortization of the capitalized long-lived asset associated with this obligation. The Company estimated the ARO

KOPIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

using a discounted cash flow model that considered the Company’s cost of capital as well as increases in costs prior to settlement of the obligations and considered the probability that performance would be required.

2007
Beginning balance as of December 31, 2006	$772,197
Additions liabilities incurred	—
Payment to settle liabilities	—
Accretion	33,600

Ending balance as of December 29, 2007	$805,797

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

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty –an interpretation of FASB Statement No. 109, Accounting for Income Taxes” (FIN 48). FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon settlement with the tax authorities. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

There was no impact upon the adoption of FIN 48 on December 31, 2006. There are no known tax positions which are reasonably possible to change over the next twelve months necessitating a significant change in our unrecognized tax benefits.

The Company recognized interest and penalties related to unrecognized tax benefits in income tax expense in the consolidated statements of operations.

Foreign Currency

Assets and liabilities of non-U.S. operations where the functional currency is something other than the U.S. dollar, are translated from the functional currency into U.S. dollars at year end exchange rates, and revenues and expenses at average rates prevailing during the year. Resulting translation adjustments are accumulated as part of accumulated other comprehensive income. Transaction gains or losses are recognized in income or loss in the period in which they occur.

KOPIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net Income (Loss) Per Share

Basic net income (loss) per share is computed using the weighted average number of shares of common stock outstanding during the period less any unvested restricted shares. Diluted earnings per common share is calculated using weighted-average shares outstanding and contingently issuable shares, less weighted-average shares reacquired during the period. The net outstanding shares are adjusted for the dilutive effect of shares issuable upon the assumed conversion of the Company’s common stock equivalents, which consist of outstanding stock options and unvested restricted stock units.

Weighted average common shares outstanding used to calculate earnings per share is as follows:

	2007	2006	2005
Weighted average common shares outstanding—basic	67,543,957	68,064,262	69,333,508
Stock options and nonvested restricted common stock	—	—	545,675

Weighted average common shares outstanding—diluted	67,543,957	68,064,262	69,879,183

The following were not included in weighted average common shares outstanding- diluted because they are anti-dilutive.

	2007	2006	2005
Nonvested restricted common stock	578,512	883,250	—
Stock options	6,858,322	8,229,749	4,969,786

Total	7,436,834	9,112,999	4,969,786

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

KOPIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option-pricing model using the assumptions noted in the following table. These assumptions are highly subjective and require the exercise of management judgment. Management must also apply judgment in developing an estimate of awards that may be forfeited. If the actual experience differs significantly from the estimates and the Company chooses to employ different assumptions in the future, the stock-based compensation expense that the Company records in future periods may differ materially from that recorded in the current period. Expected volatility is based on historical volatility of the Company’s common stock. The Company uses historical data to estimate option exercises and employee terminations used in the model; separate groups of employees who have similar historical exercise behavior are considered separately. The expected term of options granted is derived based on historical exercise patterns and represents the period of time that options granted are expected to be outstanding. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the following assumptions used for grants in fiscal year 2005. There were no grants of stock options in fiscal year 2007 and 2006.

Fiscal Year 2005
Dividend yields	0%
Expected volatility	98.02%
Risk free interest rates	4.35%
Expected lives in years	6

As a result of adopting SFAS 123R, the Company’s income before provision for income taxes and net income for the fiscal years ended December 29, 2007 and December 30, 2006 is approximately $.9 million and $1.8 million, respectively, lower than if the Company had continued to account for share-based compensation under APB 25. Basic and diluted earnings per share for fiscal year 2007 and 2006 would have been $.01 and $0.02, respectively, higher if the Company had not adopted SFAS 123R, and continued to account for stock awards under APB 25.

KOPIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table illustrates the effect on the net income and net income per share had we used the fair-value recognition provisions of SFAS No. 123, and its amendment to measure employee stock compensation in fiscal 2005.

Fiscal Year 2005
Net income, as reported	$10,504,410
Add: Compensation expense included in net income, as reported	2,047,124
Less: Total stock-based employee compensation expense determined under fair-value based method for all awards	(4,167,443)

Pro forma net income	$8,384,091

Net income per share:
Basic, as reported	$0.15

Basic, pro forma	$0.12

Diluted, as reported	$0.15

Diluted, pro forma	$0.12

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

The components of accumulated other comprehensive income are as follows:

	Cumulative Translation Adjustment	Unrealized Holding Gain (Loss) on Marketable Securities	Accumulated Other Comprehensive Income
Balance as of December 25, 2004	$2,180,700	$190,267	$2,370,967
Changes during year	333,960	(582,686)	(248,726)

Balance as of December 31, 2005	2,514,660	(392,419)	2,122,241
Changes during year	1,164,486	(341,629)	822,857

Balance as of December 30, 2006	3,679,146	(734,048)	2,945,098
Changes during year	289,826	532,332	822,158

Balance as of December 29, 2007	$3,968,972	$(201,716)	$3,767,256

KOPIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Impairment Charge

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company periodically reviews the carrying value of our long-lived assets to determine if facts and circumstances suggest that they may be impaired or that the amortization or depreciation period may need to be changed. The carrying value of a long-lived asset is considered impaired when the anticipated identifiable undiscounted cash flows from such asset are less than its carrying value. For assets that are to be held and used, impairment is measured based upon the amount by which the carrying amount of the asset exceeds its fair value. The carrying value of the Company’s long-lived assets was $21.9 million at December 29, 2007.

Accounting Pronouncements to be Adopted

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

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides specific guidance on disclosures for companies who elect not to restate prior periods for misstatements and instead elect to record a cumulative-effect adjustment. The Company applied the provisions of SAB 108 in the quarter ended March 31, 2007. The application of SAB 108 had no impact on the Company’s consolidated results of operations or financial condition.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits an entity to choose, at specified election dates, to measure eligible financial instruments and certain other items at fair value that are not currently required to be measured at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods with those financial years. At the effective date, an entity may elect the fair value option for eligible items that exist at that date. The entity shall report the effect of the first remeasurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. The Company did not elect the fair value option for any of its eligible items as of December 30, 2007.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”. SFAS No. 160 amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for the Company on January 1, 2009, except for the presentation and disclosure requirements which will be applied retrospectively for all periods presented.

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

KOPIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

2.    Property, Plant and Equipment

Property, plant and equipment consisted of the following at December 29, 2007 and December 30, 2006:

	Useful Life	2007	2006
Land		$1,027,585	$1,024,340
Buildings	10 years	2,875,584	2,866,506
Equipment	3-5 years	36,050,507	28,388,300
Leasehold improvements	Life of the lease	11,957,334	10,887,450
Furniture and fixtures	3 years	328,317	323,377
Equipment under construction		6,241,137	6,950,124

		58,480,464	50,440,097
Accumulated depreciation and amortization		(36,553,403)	(33,085,570)

		$21,927,061	$17,354,527

In January 2006, there was a fire at the Kowon production plant that damaged certain inventories and facilities. The damages were minor and repaired immediately. All damaged property had been insured against accidents, and was covered. As such, an insurance claim was filed, and cash was collected from the insurance carrier in September 2006. A summary of amounts recorded in 2006 related to the insurance recovery, the write-offs recorded, and the costs incurred for the clean-up of the involuntary conversion is included below:

Insurance claims recovered		$800,000

Book value of assets written off:
Inventory	(281,000)
Property, Plant & Equipment	(33,000)
Expenditures for repairs of damaged properties	(260,000)

		(574,000)

Gains on insurance settlement		$226,000

During fiscal 2007 the company recognized losses on disposal of equipment of $453,000. During fiscal 2006, the Company recognized disposals of equipment with an original cost basis of $4,200,000, which had $0 net carrying value. Depreciation expense for the fiscal years 2007, 2006 and 2005 was approximately $3,457,020, $2,623,283 and $3,877,938 respectively.

KOPIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    Other Assets and Amounts Due To/Due From Affiliates

Other assets consist of the following as of December 29, 2007 and December 30, 2006:

	2007	2006
Marketable Equity Security
Micrel Inc.	$1,689,171	$2,178,142

Non-Marketable Equity Securities Equity Method Securities
KTC	—	—
KoBrite	3,896,567	4,171,144
Cost Method Securities
Kenet	5,395,905	5,395,905
AWSC	774,588	774,588
Other	224,942	201,579

	$11,981,173	$12,721,358

Marketable Equity Security

As of December 29, 2007 and December 30, 2006, the Company held approximately 200,000 shares of Micrel common stock with an adjusted cost basis of approximately $1,689,000 and $1,812,000, respectively. The adjusted cost basis reflects a $0.1 million charge to the statement of operations to reduce the carrying value to fair market value at December 29, 2007. This investment is considered to be an available for sale security and, accordingly, the investment is carried on the consolidated statement of financial position at fair market value and unrealized gains and losses resulting from the difference between its adjusted cost and fair market value are recorded in other comprehensive income. In the second quarter of 2006, the Company sold 200,000 shares of Micrel common stock for approximately $3,002,000 and recognized a gain of approximately $1.2 million, which is presented in the consolidated statement of operations.

Non-Marketable Securities—Equity Method Investments

As of December 29, 2007, the Company has an approximate 40% interest in Kopin Taiwan Corp (KTC), which is accounted for using the equity method and had a carrying value of $0. The Company is not responsible for providing additional financing to KTC. The Company recorded equity losses in KTC for previous years which brought our investment down to $0. The Company has manufactured products for KTC to sell to its customers and KTC manufactures product for the Company to sell to its customers. In addition, the Company provides technical services to KTC and sells raw substrates to KTC. One of the Company’s Directors is chairman of KTC and owns approximately 1% of the outstanding common stock of KTC.

In February 2005, the Company contributed its CyberLite LED technology, production know-how, and $3.0 million to a joint venture, KoBrite, formed to manufacture and sell LEDs. For its contribution, the Company received a 23% interest in KoBrite. Unrelated investors contributed $9.0 million. In the third quarter of 2006, KoBrite had an equity offering and the Company invested an additional approximately $2.0 million in the KoBrite joint venture to retain its approximate proportional interest. Subsequent to its establishment, KoBrite entered into an agreement, which required it to pay the Company a total of $7.5 million for the transfer of certain equipment and the performance of certain research and training activities.

The Company accounts for its ownership interest in KoBrite using the equity method. KoBrite’s results are recorded one quarter in arrears. For the fiscal years 2007, 2006 and 2005 the Company recorded losses of $274,577, $593,911 and $209,304, respectively, in equity loss in unconsolidated affiliate in the consolidated statement of operations.

KOPIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Non-Marketable Securities—Cost Method Investments

At December 29, 2007, the Company had a cost method investment in Kenet, Inc. with a carrying value of $5,395,905. The Company made investments of $2,500,000 in fiscal year 2006, $1,274,272 in fiscal year 2004 and an aggregate investment of $1,621,633 in fiscal years 2003 and 2002. Because (i) these investments were in preferred stock, (ii) the common stock interests in Kenet were substantive, and (iii) such investments totaled less than 18% of the total common and preferred equity of Kenet, the Company carries its investment in Kenet under the cost method as prescribed by APB 18 “The Equity Method of Accounting for Common Stock” and EITF 02-14 “Whether an Investor Should Apply the Equity Method of Accounting to Investments Other than Common Stock.” On January 30, 2008 Kopin and three other principal investors entered into a loan agreement with Kenet whereby each of the investors committed to loan Kenet up to $1.0 million each through May 28, 2008. The loan agreement provides for interest at the rate of ten percent per annum and provides for the issuance of warrants to purchase Kenet’s common stock. On January 30, 2008 Kenet borrowed $1.2 million under the loan agreement of which $0.3 million came from the Company. On March 24, 2008 Kenet borrowed $1.6 million under the loan agreement of which $0.4 million came from the Company. The Company’s Chief Executive Officer is a founder and board member of this company and owns approximately 2%. Certain directors and an officer of the Company have also invested in this company and their ownership ranges from 0.1% to 1.0%.

At December 29, 2007 the Company had a $774,588 investment in Advance Wireless Semiconductor Company (AWSC), which the Company accounts for on the cost basis. A director of the Company is a director of AWSC and several other directors and officers own amounts ranging from 0.1% to 0.5% of the outstanding stock of AWSC.

Amounts Due to and Due from Affiliates

The table below shows amounts owed to the Company (receivable), amounts due from the Company (payable), amounts sold by the Company (revenues), and amounts purchased by the Company (purchases) from the indicated affiliate.

	2007		2006
Affiliate	Receivable	Payable	Receivable	Payable
KTC	$1,935,000	$2,084,000	$478,000	$616,000
AWSC	1,686,000	—	983,000	—

Total	$3,621,000	$2,084,000	$1,461,000	$616,000

	2007		2006		2005
	Revenues	Purchases	Revenues	Purchases	Revenues	Purchases
KTC	$3,000	$4,490,000	$39,000	$1,844,000	$302,000	$2,751,000
KoBrite	—	—	850,000	—	650,000	—
AWSC	7,341,000	—	10,065,000	—	6,695,000	—

Total	$7,344,000	$4,490,000	$10,954,000	$1,844,000	$7,647,000	$2,751,000

KOPIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summarized financial information for KTC for the year ended December 31, and for KoBrite for the year ended September 30, is as follows:

	2007	2006	2005
Current assets	$16,845,000	$15,548,000	$14,456,000
Non current assets	26,232,000	26,863,000	24,795,000
Current liabilities	8,896,000	6,839,000	4,043,000
Non current liabilities	615,000	1,227,000	2,832,000
Revenues	13,744,000	5,715,000	2,930,000
Margin income (loss)	1,007,000	(1,766,000)	(808,000)
Loss from operations	(1,602,000)	(6,018,000)	(3,990,000)
Net loss	$(1,900,000)	$(5,937,000)	$(3,819,000)

Certain officers and directors have invested in some of the Company’s investee companies, including Micrel. The Company has a loan to a non-officer employee for approximately $171,000 at December 29, 2007, which is due in 2008.

4.    Stockholders’ Equity and Stock-Based Compensation

The Company had an ongoing authorization, as amended, through 2006 from the Board of Directors to repurchase the Company’s common stock in open market or negotiated transactions. As of December 30, 2006, the Company had repurchased 3,563,200 shares of its common stock for $14,275,139.

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

At December 29, 2007, the Company has reserved approximately 1.4 million shares of common stock for issuance under the Company’s stock award plans.

KOPIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about stock options outstanding and exercisable at December 29, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$ 0.01—$ 3.55	346,078	3.11	$3.21	283,578	2.03	$3.15
$ 3.75—$ 4.97	1,389,357	5.01	4.48	1,322,839	4.86	4.52
$ 5.00—$ 9.95	1,508,167	4.66	6.07	1,475,917	4.61	6.09
$10.00—$13.00	1,581,320	1.49	11.35	1,556,320	1.39	11.37
$14.31—$44.88	2,033,400	0.66	22.51	2,033,400.66		22.51

	6,858,322	2.74	$11.69	6,672,054	2.59	$11.89

Aggregate intrinsic value on December 29, 2007	$20,980			$20,980

A summary of award activity under the stock option plans as of December 29, 2007 and changes during the twelve month period is as follows:

	2007
	Shares	Weighted Average Exercise Price
Balance, beginning of year	8,229,749	$10.69
Options granted	—	—
Options forfeited/cancelled	(1,275,578)	5.83
Options exercised	(95,849)	2.92

Balance, end of year	6,858,322	$11.69

Exercisable, end of year	6,672,054

A summary of options vested and expected to vest at December 29, 2007 is as follows:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options vested at year end	6,672,054	$11.89	$20,980
Options expected to vest, at year end	185,682	4.73	—

Options vested and expected to vest	6,857,736	$11.70	$20,980

The weighted-average fair value on the grant date was $2.82 for 2005. No stock options were issued in 2007 or 2006. The intrinsic value of options exercised in 2007, 2006 and 2005 was approximately $87,000, $162,000 and $1,025,000, respectively.

Cash received from option exercises under all share-based payment arrangements was approximately $0.3 million and $0.5 million for fiscal year 2007 and 2006, respectively. No tax benefits were realized during this period due to the existence of tax net operating loss carryforwards.

KOPIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has issued shares of nonvested restricted common stock to certain employees. Each award requires the employee to fulfill certain obligations, including remaining employed by the Company for two or four years (the vesting period).

A summary of the activity for nonvested restricted common stock awards as of December 29, 2007 and changes during the twelve months then ended is presented below:

	Shares	Weighted Average Grant Fair Value
Balance December 31, 2006	883,250	$4.07
Granted	—	—
Forfeited	(3,425)	4.10
Vested	(301,313)	4.45

Balance, December 29, 2007	578,512	$3.86

The following table summarizes stock-based compensation expense related to employee stock options and nonvested restricted common stock awards under SFAS123R for the fiscal year 2007 and 2006 (no tax benefits were recognized):

	2007	2006
Cost of product revenues	$581,808	$511,738
Research and development	244,599	294,702
Selling, general and administrative	1,428,150	1,983,218

Total	$2,254,557	$2,789,658

The total unrecognized compensation cost related to nonvested restricted common stock awards is expected to be recognized over a weighted average period of 3 years. The total unrecognized compensation cost is as follows at December 29, 2007 and December 30, 2006:

	2007	2006
Stock option awards	$400,602	$1,337,986
Nonvested restricted common stock awards	2,171,078	3,523,781

	$2,571,680	$4,861,767

KOPIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.    Concentrations of Risk

Financial instruments that potentially subject the Company to concentration of credit risk other than marketable securities consist principally of trade accounts receivable. Trade receivables are primarily derived from sales to manufacturers of consumer electronic devices and wireless components or military applications. Ongoing credit evaluations of customers’ financial condition are performed and collateral, such as letters of credit, are generally not required. The following table depicts the customer’s trade receivable balance as a percentage of gross trade receivables as of the end of the year indicated: (The symbol “*” indicates that the customer’s accounts receivable balance was less than 10% of the Company’s Gross Accounts Receivables):

	Percent of Gross Accounts Receivable
Customer	2007	2006
Skyworks Solutions, Inc.	17%	21%
Advanced Wireless Semiconductor Co.	10	9
DRS	12	25
Kopin Taiwan Corp	11	*

Sales to significant non-affiliated customers, for fiscal years 2007, 2006 and 2005, as a percentage of total revenues were as follows: (The symbol “*” indicates that sales to that customer were less than 10% of the Company’s total revenues.)

	Sales as a Percent of Total Revenue
	Fiscal Year
Customer	2007	2006	2005
Skyworks Solutions, Inc.	26%	36%	32%
Advanced Wireless Semiconductor Company	5	13	7
Military Customers	16	16	11
United States Government Funded Research and Development Contracts	4	7	6
Sanyo Electric Co, Ltd.	16	*	*
Samsung Electronics	*	*	15
Victor Company of Japan (JVC)	*	*	13

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

KOPIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.    Income Taxes

The provision (benefit) for income taxes consists of the following for the fiscal years indicated:

	Fiscal Year
	2007	2006	2005
Current
Federal	$—	$1,807,000	$4,021,000
State	43,000	53,000	57,000
Foreign	422,000	(505,000)	470,000
Expiration of tax contingencies	—	(300,000)	(400,000)

Deferred
Federal	(1,756,000)	(2,034,000)	(301,000)
State	(469,000)	(178,000)	(26,000)
Foreign	(10,000)	(5,000)	(122,000)
Tax credits	—	(102,000)	(300,000)
Change in valuation allowance	2,235,000	991,000	(3,237,000)

	$465,000	$(273,000)	$162,000

Net operating losses utilized in 2006 and 2005 to offset federal taxes were $1,713,000 and $3,864,000, respectively.

The actual income tax benefits reported from operations are different than those which would have been computed by applying the federal statutory tax rate to loss before income tax benefit. A reconciliation of income tax benefit as computed at the U.S. Federal statutory income tax rate to the provision for income tax benefit is as follows:

	Fiscal Year
	2007	2006	2005
Tax benefit at U.S. statutory rates	$(1,926,000)	$(816,000)	$4,120,000
State tax benefit	(441,000)	—	—
Foreign tax rate difference	(259,000)	(263,000)	(332,000)
Nondeductible expenses	4,000	98,000	7,000
Expired net state operating loss carryforwards	990,000	—	—
State tax rate change	(1,845,000)	—	—
Reduction of credits	686,000	—	—
Non-deductible equity compensation	1,021,000	—	—
Expiration of Contingencies	—	(300,000)	(400,000)
Other, net	—	17,000	4,000
Change in valuation allowance	2,235,000	991,000	(3,237,000)

	$465,000	$(273,000)	$162,000

State operating losses must be offset against taxable income within 5 years of the incurrence of the losses. In 2007 approximately $33.0 million of state operating losses, or $1,007,000 on a tax basis, expired unused. Non-deductible equity compensation represents compensation expense recorded with issuance of equity awards which is not currently tax deductible. In 2007, $1,021,000 of non-deductible equity compensation expired because of the exercise, cancellation or forfeiture of equity awards.

The Company determines its domestic state tax rate by allocating its results of operations and other factors to the various states it has operations in and applying the state’s applicable tax rates. The Company increased its

KOPIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

state tax rate from 3% for 2006 to 6% for 2007. The impact of the state rate change was to increase deferred tax assets and the valuation allowance by $1,861,000.

Pretax foreign earnings (losses) were approximately $1,946,000, $(746,000) and $1,943,000 for the fiscal years 2007, 2006 and 2005, respectively. The Company has not received any remittance of any earnings from its foreign operations nor does it intend to in the foreseeable future. Accordingly, U.S. income taxes were not provided for approximately $8.4 million of undistributed earnings of the Company’s Korean subsidiary. The Company intends to reinvest these earnings for the foreseeable future. If the Company were to receive dividends such earnings may be subject to tax at such time.

Deferred taxes are provided to recognize the effect of temporary differences between tax and financial reporting. Deferred income tax assets and liabilities consist of the following:

	Fiscal Year
	2007	2006
Deferred tax assets:
Federal net operating loss carryforwards	$18,327,000	$15,991,000
State net operating loss carryforwards	1,024,000	1,564,000
Equity awards	8,488,000	8,335,000
Tax credits	3,391,000	4,077,000
Equipment	3,568,000	3,336,000
Investments	4,874,000	4,268,000
Other	7,299,000	7,165,000

Net deferred tax assets	46,971,000	44,736,000
Valuation allowance	(46,971,000)	(44,736,000)

	$—	$—

As of December 29, 2007, the Company has available for tax purposes federal net operating loss carryforwards (NOL) expiring through 2026. The Company has not historically recorded, nor does it intend to record the tax benefits from stock awards until realized. Unrecorded benefits from stock awards approximated $14.5 million at each of the years ended 2007 and 2006. The Company has recognized a full valuation allowance on its net United States deferred tax assets due to the uncertainty of realization of such assets. During the fiscal years 2006 and 2005 the Company reversed $300,000 and $400,000, respectively of tax accruals as a result of the finalization of the Company’s tax filings and the related review period.

In 2007 the Company has performed an analysis of its state tax attributes and has determined that approximately $686,000 of research and development credits are unavailable to offset future tax, resulting in a reduction of the related deferred tax asset and valuation allowance.

KOPIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.    Accrued Warranty

The Company warrants its products against defect for 12 months. A provision for estimated future costs and estimated returns for credit relating to warranty is recorded in the period when product is shipped and revenue recognized, and is updated as additional information becomes available. The Company’s estimate of future costs to satisfy warranty obligations is based primarily on historical warranty expense experienced and a provision for potential future product failures. Changes in the accrued warranty for 2007 and 2006 are as follows:

	Fiscal Year Ended
	December 29, 2007	December 30, 2006
Beginning Balance	$1,030,000	$1,030,000
Additions	628,000	373,000
Claim and reversals	(628,000)	(373,000)

Ending Balance	$1,030,000	$1,030,000

8.    Employee Benefit Plan

The Company has an employee benefit plan pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended. The plan allows employees to defer an amount of their annual compensation up to a current maximum of $15,000. The Company will match 50% of all deferred compensation up to a maximum of 3% of each employee’s annual compensation. The amount charged to operations in connection with this plan was approximately $209,000 $190,000 and $170,000 in fiscal years 2007, 2006 and 2005, respectively.

9.    Commitments

Leases

The Company leases facilities located in Taunton and Westborough, Massachusetts, and Scotts Valley, California, under non-cancelable operating leases. The Taunton leases expire in 2012 and 2010. The Taunton lease which expires in 2010 may be extended for two additional 10 year periods. The Westborough lease expires in 2012. The Scotts Valley lease terminates in 2012. Substantially all real estate taxes, insurance and maintenance expenses under these leases are the Company’s obligations and are expensed as incurred and were immaterial. The following is a schedule of minimum rental commitments under non-cancelable operating leases at December 29, 2007:

Fiscal Year ending,	Amount
2008	1,396,819
2009	1,323,017
2010	1,098,569
2011	992,371
2012	475,476

Total minimum lease payments	$5,286,252

Amounts incurred under operating leases are recorded as rent expense on a straight line basis and aggregated approximately $1.5 million in fiscal years 2007, 2006 and 2005.

Other Agreements

The Company has entered into various license agreements which require payment of royalties based upon a set percentage of product sales, subject in some cases, to certain minimum amounts. Total royalty expense approximated $15,000, $27,000 and $15,000, respectively, in fiscal years 2007, 2006 and 2005.

KOPIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In December 2005, the Company amended a purchase and supply agreement with a significant HBT customer that now expires in July 2008, excluding a last time buy option contained in the agreement. Under the terms of this agreement, the Company agreed to maintain capacity levels for manufacturing HBT wafers and the Company committed to a pricing schedule under certain circumstances. The agreement also requires the Company to give prior notice if the Company exits its HBT product line. In consideration for this agreement the customer agreed to source 100% of its HBT wafer needs from the Company subject to the customer’s right to source HBT wafers from other sources if the Company is unable to meet their requirements under certain circumstances. The Company agreed that failure to meet its supply obligations under the agreement would allow the Company’s customer to obtain court ordered specific performance and if the Company does not perform it could then be liable for monetary damages up to a maximum of $45.0 million. To date the Company has met its commitments under this agreement.

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

KOPIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company operates in two reportable segments, Kopin US, which includes the operations in the United States and the Company’s equity method investments, and Kowon. The following table presents the Company’s reportable segment results for the years ended December 29, 2007, December 30, 2006 and December 31, 2005:

	Kopin US	Kowon	Adjustments	Total
2007
Revenues	$92,621,000	$34,378,000	$(28,850,000)	$98,149,000
Net income (loss)	(7,767,000)	1,532,000	(321,000)	(6,556,000)
Total Assets	147,400,000	40,823,000	(27,169,000)	161,054,000

2006
Revenues	$65,083,000	$8,945,000	$(2,937,000)	$71,091,000
Net income (loss)	(1,404,000)	(659,000)	(86,000)	(2,149,000)
Total Assets	146,177,000	21,534,000	(6,298,000)	161,413,000

2005
Revenues	$75,988,000	$26,331,000	$(12,023,000)	$90,296,000
Net income (loss)	8,561,000	1,704,000	239,000	10,504,000
Total Assets	150,804,000	20,531,000	(5,001,000)	166,334,000

The adjustments to reconcile to the consolidated financial statement total revenue, net (loss) income and total assets include the elimination of intercompany sales, minority interest in income (loss) of subsidiary and elimination of intercompany receivables.

Geographical revenue information for the three years ended December 29, 2007, December 30, 2006 and December 31, 2005 was based on the location of the customers and is as follows:

	Fiscal Year
	2007		2006		2005
	Revenue	% of Total	Revenue	% of Total	Revenue	% of Total
Asia-Pacific	$40,451,000	41%	$24,858,000	35%	$39,730,000	44%
Americas	57,698,000	59%	46,233,000	65%	50,566,000	56%

	$98,149,000	100%	$71,091,000	100%	$90,296,000	100%

Revenues by product group consisted of approximately the following:

	Fiscal Year
	2007	2006	2005
III-V	$43,599,000	$43,931,000	$42,705,000
Display	54,550,000	27,160,000	47,591,000

Total revenues	$98,149,000	$71,091,000	$90,296,000

Long-lived assets by geographic area are as follows:

	Fiscal Years
	2007	2006
United States of America	$17,972,000	$13,480,000
Republic of Korea	3,955,000	3,875,000

	$21,927,000	$17,355,000

KOPIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.    Selected Quarterly Financial Information (Unaudited)

The following tables present Kopin’s quarterly operating results for the fiscal years ended December 29, 2007 and December 30, 2006. The information for each of these quarters is unaudited and has been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, all necessary adjustments, consisting only of normal recurring adjustments, have been included to present fairly the unaudited consolidated quarterly results when read in conjunction with Kopins’ audited consolidated financial statements and related notes. These operating results are not necessarily indicative of the results of any future period.

Quarterly Periods During Fiscal Year Ended December 29, 2007:

	Three months ended March 31, 2007	Three months ended June 30, 2007	Three months ended September 29, 2007	Three months ended December 29, 2007(1)
	(In thousands, except per share data)
Revenue	$18,129	$21,870	$29,221	$28,929
Gross profit(2)	2,646	2,477	4,969	5,474
Net (loss) income	$(3,299)	$(3,152)	$(387)	$282
Net (loss) income per share(3):
Basic	$(0.05)	$(0.05)	$(0.01)	$0.00
Diluted	$(0.05)	$(0.05)	$(0.01)	$0.00
Shares used in computing net income per share:
Basic	67,468	67,526	67,547	67,634
Diluted	67,468	67,526	67,547	67,650

(1)	The net earnings for the fourth quarter of fiscal year 2007 were impacted by a non cash charge of $0.4 million for the writedown of assets and an increase in allowance for doubtful accounts of $0.5 million.
(2)	Gross profit is defined as net product revenue less cost of product revenues.
(3)	Net (loss) income per share is computed independently for each of the quarters presented; accordingly, the sum of the quarterly net income per share may not equal the total computed for the year.

Quarterly Periods During Fiscal Year Ended December 30, 2006:

	Three months ended April 1, 2006	Three months ended July 1, 2006	Three months ended September 30, 2006	Three months ended December 30, 2006(1)
	(In thousands, except per share data)
Revenue	$18,690	$18,865	$15,704	$17,832
Gross profit(2)	4,020	5,256	3,010	4,324
Net (loss) income	$(57)	$1,673	$(884)	$(2,882)
Net income (loss) per share(3):
Basic	$0.00	$0.02	$(0.01)	$(0.04)
Diluted	$0.00	$0.02	$(0.01)	$(0.04)
Shares used in computing net (loss) income per share:
Basic	68,783	68,268	67,798	67,408
Diluted	68,783	68,335	67,798	67,408

(1)	The net loss for the fourth quarter of fiscal year 2006 was impacted by $3.7 million of legal and professional fees related to the stock option investigation.
(2)	Gross profit is defined as net product revenue less cost of product revenues.
(3)	Net (loss) income per share is computed independently for each of the quarters presented; accordingly, the sum of the quarterly net income per share may not equal the total computed for the year.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 31, 2008

KOPIN CORPORATION

By:	/s/ JOHN C.C. FAN
John C.C. Fan Chairman of the Board, Chief Executive Officer, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN C.C. FAN John C.C. Fan	Chairman of the Board, Chief Executive Officer, President and Director (Principal Executive Officer)	March 31, 2008

/s/ JAMES BREWINGTON James Brewington	Director	March 31, 2008

/s/ DAVID E. BROOK David E. Brook	Director	March 31, 2008

/s/ MORTON COLLINS Morton Collins	Director	March 31, 2008

/s/ ANDREW H. CHAPMAN Andrew H. Chapman	Director	March 31, 2008

/s/ CHI CHIA HSIEH Chi Chia Hsieh	Director	March 31, 2008

/s/ MICHAEL J. LANDINE Michael J. Landine	Director	March 31, 2008

/s/ RICHARD A. SNEIDER Richard A. Sneider	Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2008

KOPIN CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Fiscal Years Ended December 29, 2007, December 30, 2006 and December 31, 2005

Description	Balance at Beginning of Year	Additions Charged to Income	Deductions from Reserve	Balance at End of Year
Reserve deducted from assets—allowance for doubtful accounts:
2005	$351,000	$(70,000)	$—	$281,000
2006	281,000	(21,000)	(32,000)	228,000
2007	228,000	705,000	(225,000)	708,000

INDEX TO EXHIBITS

Exhibits		Sequential page number
3.1	Amended and Restated Certificate of Incorporation	(2)

3.2	Amendment to Certificate of Incorporation	(7)

3.3	Amendment to Certificate of Incorporation	(7)

3.4	Second Amended and Restated By-laws	(10)

4	Specimen Certificate of Common Stock	(1)

10.1	Form of Employee Agreement with Respect to Inventions and Proprietary Information	(1)

10.2	1985 Incentive Stock Option Plan, as amended	(1)*

10.3	Amended and Restated 1992 Stock Option Plan	(2)*

10.4	1992 Stock Option Plan Amendment	(7)*

10.5	1992 Stock Option Plan Amendment	(8)*

10.6	Kopin Corporation 2001 Equity Incentive Plan	(9)*

10.7	Kopin Corporation 2001 Equity Incentive Plan Amendment	(12)*

10.8	Kopin Corporation 2001 Equity Incentive Plan Amendment	(13)*

10.9	Kopin Corporation 2001 Equity Incentive Plan Amendment	(14)*

10.10	Kopin Corporation 2001 Supplemental Equity Incentive Plan	(8)*

10.11	Form of Key Employee Stock Purchase Agreement	(1)*

10.12	License Agreement by and between the Company and Massachusetts Institute of Technology dated April 22, 1985, as amended	(1)

10.13	Facility Lease, by and between the Company and Massachusetts Technology Park Corporation, dated October 15, 1993	(3)

10.14	Master Sublease—Purchase Agreement, by and between the Company and Massachusetts Industrial Finance Agency, dated June 23, 1994	(4)

10.15	Contract by and between the Company and the United States Department of Commerce, dated April 25,1995	(5)

10.16	Cooperative Research and Development Agreement, by and between the Company and Massachusetts Institute of Technology Lincoln Laboratory, dated June 21, 1995 (confidential portions on file with the Commission)	(5)

10.17	Letter Agreement, by and between the Company and United Microelectronics Corporation, dated November 29, 1995 (confidential portions on file with the Commission)	(5)

10.18	Joint Venture Agreement, by and among the Company, Kowon Technology Co., Ltd., and Korean Investors, dated as of March 3, 1998	(6)

10.19	Fifth Amended and Restated Employment Agreement between the Company and Dr. John C.C. Fan, dated as of February 20, 2004	(11)*

10.20	Kopin Corporation Fiscal Year 2005 Cash Bonus Plan	(57)*

10.21	Joint Venture Agreement for Kopin Corporation, Bright LED and KTC, dated November 12, 2004	(15)

10.22	Kopin Corporation Form of Stock Option Agreement under 2001 Equity Incentive Plan	(15)*

Exhibits		Sequential page number

10.23	Kopin Corporation 2001 Equity Incentive Plan Form of Restricted Stock Purchase Agreement	(15	)*

10.24	Kopin Corporation Fiscal Year 2006 Cash Bonus Plan	(16	)*

21.1	Subsidiaries of Kopin Corporation

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan required to be filed as an Exhibit to this Form 10-K.
(1)	Filed as an exhibit to Registration Statement on Form S-1, File No. 33-45853, and incorporated herein by reference.
(2)	Filed as an exhibit to Registration Statement on Form S-1, File No. 33-57450, and incorporated herein by reference.
(3)	Filed as an exhibit to Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference.
(4)	Filed as an exhibit to Quarterly Report on Form 10-Q for the quarterly period ended July 2, 1994 and incorporated herein by reference.
(5)	Filed as an exhibit to Annual Report on Form 10-K for the fiscal year ended December 31, 1995 and incorporated herein by reference.
(6)	Filed as an exhibit to Annual Report on Form 10-Q for the quarterly period ended June 27, 1998 and incorporated herein by reference.
(7)	Filed as an exhibit to Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2000 and incorporated herein by reference.
(8)	Filed as an exhibit to Registration Statement on Form S-8 and incorporated herein by reference.
(9)	Filed as an appendix to Proxy Statement filed on April 20, 2001 and incorporated herein by reference.
(10)	Filed as an exhibit to Annual Report on Form 8-K filed on October 9, 2007 and incorporated herein by reference.
(11)	Filed as an exhibit to Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference.
(12)	Filed as an exhibit to Registration Statement on Form S-8 filed on August 16, 2002 and incorporated herein by reference.
(13)	Filed as an exhibit to Registration Statement on Form S-8 filed on March 15, 2004 and incorporated herein by reference.
(14)	Filed as an exhibit to Registration Statement on Form S-8 filed on May 10, 2004 and incorporated herein by reference.
(15)	Filed as an exhibit to Annual Report on Form 10-K for the fiscal year ended December 25, 2004 and incorporated herein by reference.
(16)	Filed as an exhibit to Annual Report on Form 10-K for the fiscal year ended December 30, 2006 and incorporated herein by reference.