Form 10-Q
period 2008-03-29
KOPIN CORP
filed 2008-06-23
CIK 771266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 29, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definitions of “large accelerated filer” and “accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☐    Accelerated Filer  ☒     Non-Accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of June 13, 2008
Common Stock, par value $.01	67,741,984

Kopin Corporation

Part 1: FINANCIAL INFORMATION

Item 1: Condensed Consolidated Financial Statements

KOPIN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 29, 2008	December 29, 2007
ASSETS
Current assets:
Cash and equivalents	$29,717,962	$30,748,060
Marketable securities, at fair value	59,019,928	62,556,257
Accounts receivable, net of allowance of $420,000 and $708,000 in 2008 and 2007, respectively	14,530,566	10,600,794
Accounts receivable from unconsolidated affiliates	4,655,606	3,621,463
Notes receivable from unconsolidated affiliate	700,000	—
Unbilled receivables	1,518,617	905,151
Inventory	16,919,219	16,732,060
Prepaid taxes	553,614	874,807
Prepaid expenses and other current assets	2,019,094	1,107,151

Total current assets	129,634,606	127,145,743
Property, plant and equipment	22,239,522	21,927,061
Other assets	12,131,373	11,981,173

Total assets	$164,005,501	$161,053,977

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,892,498	$10,295,340
Accounts payable to unconsolidated affiliates	1,866,101	2,084,491
Accrued payroll and expenses	3,380,468	2,926,176
Accrued warranty	1,030,000	1,030,000
Billings in excess of revenue earned	173,851	173,851
Other accrued liabilities and professional fees	2,347,385	2,704,544

Total current liabilities	21,690,303	19,214,402
Asset retirement obligations	839,839	805,797
Minority interest in subsidiary	3,356,079	3,549,369
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock	713,574	713,574
Additional paid-in capital	308,382,729	307,900,357
Treasury stock	(14,552,865)	(14,552,865)
Accumulated other comprehensive income	2,969,520	3,767,256
Accumulated deficit	(159,393,678)	(160,343,913)

Total stockholders’ equity	138,119,280	137,484,409

Total liabilities and stockholders’ equity	$164,005,501	$161,053,977

See notes to condensed consolidated financial statements

KOPIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended
	March 29, 2008	March 31, 2007
Revenues:
Net product revenues	$27,015,881	$17,876,493
Research and development revenues	2,149,291	252,988

	29,165,172	18,129,481

Expenses:
Cost of product revenues	20,332,271	15,230,103
Research and development	5,033,374	2,435,833
Selling, general, and administration	3,843,278	4,913,755

	29,208,923	22,579,691

Loss from operations	(43,751)	(4,450,210)
Other income and expense:
Interest income	985,115	1,165,936
Other income	818	18,331
Foreign currency gains	405,732	96,679
Interest and other expense	(9,100)	(35,192)

	1,382,565	1,245,754

Income (loss) before income taxes, minority interest in income of subsidiary and equity loss in unconsolidated affiliate	1,338,814	(3,204,456)
Tax provision	(211,000)	(45,179)

Income (loss) before minority interest in income of subsidiary and equity loss in unconsolidated affiliate	1,127,814	(3,249,635)
Minority interest in income of subsidiary	(153,718)	(3,582)
Equity loss in unconsolidated affiliate	(23,861)	(45,608)

Net income (loss)	950,235	(3,298,825)

Net income (loss) per share
Basic	$0.01	$(0.05)

Diluted	$0.01	$(0.05)

Weighted average number of common shares outstanding:
Basic	67,741,957	67,467,996

Diluted	67,746,937	67,467,996

KOPIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three months ended
	March 29, 2008	March 31, 2007
Net income (loss)	$950,235	$(3,298,825)
Foreign currency translation losses	(1,244,770)	(205,686)
Unrealized holding gain on marketable securities	429,417	319,221
Reclassifications of gains in net income (loss)	17,618	—

Comprehensive income (loss)	$152,500	$(3,185,290)

See notes to condensed consolidated financial statements

KOPIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended
	March 29, 2008	March 31, 2007
Cash flows from operating activities:
Net income (loss)	$950,235	$(3,298,825)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,383,552	857,097
Amortization of premium on marketable debt securities	68,040	44,200
Stock-based compensation	638,347	619,757
Minority interest in income of subsidiary	153,718	3,582
Equity loss in unconsolidated affiliate	23,861	45,608
Change in allowance for bad debt	(272,823)	—
Provision for excess and obselete inventory	253,509	214,814
Changes in assets and liabilities:
Accounts receivable	(5,803,499)	(279,055)
Inventory	(669,005)	(291,364)
Prepaid expenses and other current assets	(655,533)	(678,271)
Accounts payable and accrued expenses	1,732,797	1,397,063
Billings in excess of revenue earned	—	16,653

Net cash used in operating activities	(2,196,801)	(1,348,741)

Cash flows from investing activities:
Proceeds from sale of marketable securities	15,554,382	3,300,616
Purchase of marketable securities	(11,756,249)	(5,202,961)
Notes receivable from unconsolidated affiliate	(700,000)	—
Other assets	(61,060)	(17,117)
Capital expenditures	(873,799)	(1,331,768)

Net cash provided by (used in) investing activities	2,163,274	(3,251,230)

Cash flows from financing activities:
Proceeds from exercise of stock options	—	279,878

Net cash used in financing activities	—	279,878

Effect of exchange rate changes on cash	(996,571)	(195,301)

Net decrease in cash and equivalents	(1,030,098)	(4,515,394)
Cash and equivalents:
Beginning of period	30,748,060	27,907,656

End of period	$29,717,962	$23,392,262

Supplemental disclosure of cash flow information:
Income taxes paid	$94,000	$41,000

Supplemental schedule of noncash investing activities:
Construction in progress included in accrued expenses	$1,075,000	$1,573,000

See notes to condensed consolidated financial statements

KOPIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The condensed consolidated financial statements for the three months ended March 29, 2008 and March 31, 2007 are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. All such adjustments are of a normal recurring nature.

These condensed consolidated financial statements should be read in conjunction with the Company’s annual consolidated financial statements and notes thereto.

The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for any other interim period or for a full fiscal year.

The condensed consolidated financial statements include the accounts of Kopin Corporation, its wholly owned subsidiaries and Kowon Technology Co., Ltd. (Kowon), a majority owned (78%) subsidiary located in Korea (collectively “the Company”). All intercompany transactions and balances have been eliminated.

2. MARKETABLE SECURITIES

The Company’s marketable securities consist primarily of commercial paper, medium-term corporate notes, and United States government and agency backed securities. The Company classifies marketable equity and debt securities as available-for-sale and accordingly carries them at fair value. The net unrealized holding gains and (losses), recorded in accumulated other comprehensive income, for available-for-sale marketable debt securities at March 29, 2008 and December 29, 2007 were $245,321 and $(201,715), respectively. The Company records the amortization of premium and accretion of discounts on marketable debt securities in the results of operations.

Investments in available-for-sale marketable debt securities are as follows at March 29, 2008 and December 29, 2007:

	Amortized Cost		Unrealized Gains		Unrealized Losses		Fair Value
	2008	2007	2008	2007	2008	2007	2008	2007
U.S. government and agency backed securities	$38,264,065	$41,438,125	$576,863	$76,620	$—	$—	$38,840,928	$41,514,745
Corporate debt	20,627,912	21,319,847	—	—	448,912	278,335	20,179,000	21,041,512

Total	$58,891,977	$62,757,972	$576,863	$76,620	$448,912	$278,335	$59,019,928	$62,556,257

The contractual maturity of the Company’s marketable debt securities is as follows at March 29, 2008:

	Less than One year	One to Five years	Greater than Five years	Total
U.S. government and agency backed securities	$16,654,625	$16,545,435	$5,640,868	$38,840,928
Corporate debt	2,223,075	4,740,000	13,215,925	20,179,000

Total	$18,877,700	$21,285,435	$18,856,793	$59,019,928

The Company uses the specific identification method as a basis for determining cost and calculating realized gains and losses. Included within the category “U.S. government and agency backed securities” is $1,000,000 of securities (at cost) which had unrealized losses of approximately $1,000 at March 29, 2008 and whose cost basis exceed their fair market value for at least 12 consecutive months. There were no securities in the Corporate Debt category whose cost basis exceeded their fair market value for at least 12 consecutive months as of March 29, 2008. Unrealized losses from fixed income securities are primarily attributable to changes in interest rates.

On December 30, 2007, we adopted SFAS No. 157 “Fair Value Measurements” (SFAS 157). This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Under SFAS 157 the fair value of investments are categorized by the method by which their fair value is computed. The three categories are defined as Level 1, Level 2 and Level 3 in SFAS 157. An investment is a Level 1 when its fair value is based on unadjusted quoted prices in active markets for identical assets that the Company has the ability to access at the measurement date. An investment is categorized as Level 2 if its fair market value is based on quoted market prices for similar assets in active markets, quoted prices for identical or similar assets in markets that are not active, based on observable inputs such as interest rates, yield curves, or derived from or corroborated by observable market data by correlation or other means. An investment is categorized as Level 3 if its fair value is based on assumptions developed by the Company about what a market participant would use in pricing the assets.

The following table details the fair value measurements within the fair value hierarchy of our financial assets:

		Fair Value Measurement at March 29, 2008 Using:
		Level 1	Level 2	Level 3
U.S. Government Securities	$38,840,928	$38,840,928	$—	$—
Corporate Debt	20,179,000	17,779,000	2,400,000	—
Micrel, Inc.	1,806,363	1,806,363	—	—

	$60,826,291	$58,426,291	$2,400,000	$—

3. INVENTORY

Inventory is stated at the lower of cost (determined on the first-in, first-out or specific identification method) or market and consists of the following at March 29, 2008 and December 29, 2007:

	March 29, 2008	December 29, 2007
Raw materials	$8,387,254	$9,463,478
Work-in-process	4,165,254	3,447,661
Finished goods	4,366,711	3,820,921

	$16,919,219	$16,732,060

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

Weighted average common shares outstanding used to calculate earnings per share are as follows:

	March 29, 2008	March 31, 2007
Weighted average common shares outstanding—basic	67,741,957	67,467,996
Stock options and nonvested restricted common stock	4,980	—

Weighted average common shares outstanding—diluted	67,746,937	67,467,996

The following were not included in weighted average common shares outstanding- diluted because they are anti-dilutive.

	March 29, 2008	March 31, 2007
Nonvested restricted common stock	576,749	880,125
Stock options	6,819,884	7,933,299

Total	7,396,633	8,813,424

5. STOCK BASED COMPENSATION

A summary of award activity under the stock option plans as of March 29, 2008 and changes during the three month period are as follows:

	Three Months Ended March 29, 2008
	Shares	Weighted Average Exercise Price
Balance, December 29, 2007	6,858,322	$11.69
Options granted	—
Options forfeited	(33,438)	12.76
Options exercised	—

Balance, March 29, 2008	6,824,884	$11.55

Exercisable, March 29, 2008	6,639,429	$11.74

The following table summarizes information about stock options outstanding and exercisable at March 29, 2008:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.01 - $ 3.55	346,078	3.11	$3.18	283,578	$3.11
$ 3.75 - $ 4.97	1,384,169	5.02	4.48	1,318,464	4.52
$ 5.00 - $ 9.95	1,500,667	4.66	6.06	1,468,417	6.09
$10.00 - $13.00	1,574,570	1.50	11.35	1,549,570	11.37
$14.31 - $44.88	2,019,400	0.67	22.05	2,019,400	22.05

	6,824,884	2.74	$11.55	6,639,429	$11.74

Aggregate intrinsic value on March 29, 2008	$13,600			$13,600

A summary of options vested and expected to vest at March 29, 2008 is as follows:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options vested, at period end	6,639,429	$11.74	$13,600
Options expected to vest, at period end	185,455	4.74	—

Options vested and expected to vest	6,824,884	$11.55	$13,600

No options were issued during the three month periods ended March 29, 2008 and March 31, 2007. No options were exercised during the three month period ended March 29, 2008.

The Company has issued shares of nonvested restricted common stock to certain employees. Each award requires the employee to fulfill certain obligations, including remaining employed by the Company for two or four years (the vesting period).

A summary of the activity for nonvested restricted common stock awards as of March 29, 2008 and changes during the three months then ended is presented below:

	Shares	Weighted Average Grant Fair Value
Balance, December 29, 2007	578,512	$3.86
Granted	—	—
Forfeited	(1,763)	3.97
Vested	—	—

Balance, March 29, 2008	576,749	$3.86

The following table summarizes stock-based compensation expense related to employee stock options and nonvested restricted common stock awards for the three months ended March 29, 2008 and March 31, 2007 (no tax benefits were recognized):

	Three Months Ended
	March 29, 2008	March 31, 2007
Cost of product revenues	$176,000	$132,000
Research and development	96,000	61,000
Selling, general, and administrative	366,000	426,000

Total	$638,000	$619,000

The total unrecognized compensation cost related to nonvested restricted common stock awards is expected to be recognized over a weighted average period of 3 years. The total unrecognized compensation cost is as follows at March 29, 2008:

Stock option awards	$288,667
Nonvested stock awards	1,883,584

$2,172,251

6. OTHER ASSETS AND AMOUNTS DUE FROM UNCONSOLIDATED AFFILIATES

Marketable Equity Security

As of March 29, 2008 the Company held approximately 200,000 shares of Micrel common stock as available-for-sale with a market value of approximately $1,806,000 and an adjusted cost basis of approximately $1,689,000.

Non-Marketable Securities – Equity Method Investments

At March 29, 2008, the Company had an approximate 40% interest in Kopin Taiwan Corp (KTC), which is accounted for using the equity method and had a carrying value of $0. The Company has manufactured products for KTC to sell to their customers and KTC manufactures products for the Company to sell to its customers. In addition, the Company provides technical services to KTC and sells raw substrates to KTC. For the three months ended March 29, 2008 the Company had product sales to KTC of approximately $1,000, as compared to approximately $2,000 for the three months ended March 31, 2007. For the three months ended March 29, 2008 the Company had purchases from KTC of approximately $1,400,000 as compared to approximately $834,000 for the three months ended March 31, 2007. One of the Company’s Directors is chairman of KTC and owns approximately 1.0% of the outstanding common stock of KTC.

In February 2005, the Company contributed its CyberLite LED technology, production know-how, and $3.0 million to a joint venture, KoBrite, formed to manufacture and sell LEDs. For its contribution and subsequent investment, the Company has accumulated a 24.9% interest in KoBrite. In addition, KTC has a 15% interest in KoBrite. The Company accounts for its ownership interest in KoBrite using the equity method. KoBrite’s results are recorded one quarter in arrears from the Company’s. During the three months ended March 29, 2008, the Company recorded losses of approximately $24,000 as compared to the three months ended March 31, 2007, when the Company recorded losses of approximately $46,000 in “Equity loss in unconsolidated affiliate” in the Condensed Consolidated Statements of Operations.

Non-Marketable Securities – Cost Method Investments

At March 29, 2008, the Company had an investment in Advanced Wireless Semiconductor Company (AWSC), with a carrying value of approximately $774,588, which the Company accounts for on the cost basis. One of the Company’s Directors is a director of AWSC and several directors and officers own amounts ranging from 0.1% to 0.5% of the outstanding stock of AWSC.

At March 29, 2008, the Company had an investment in Kenet, Inc. (Kenet) with a carrying value of approximately $5.4 million, which is carried under the cost method. The Company’s Chief Executive Officer is a founder and board member of this company and owns approximately 2.3% of this company. Certain directors and an officer of the Company have also invested in this company and their ownership ranges from 0.1% to 1.0%.

The Board of Directors of Kenet is evaluating strategic alternatives for the company including raising additional financing and or sale of the company. If Kenet is unable to raise additional financing or execute other strategic alternatives we may have to write-off some or all of our investments including the Notes receivables (See Notes receivable from Unconsolidated Affiliate below). As of March 29, 2008 the Company had made equity and debt investments in Kenet totaling $6.1 million and are committed to loan Kenet an additional $0.3 million.

Notes receivable from Unconsolidated Affiliate

On January 30, 2008, Kopin and three other principal investors entered into a loan agreement with Kenet whereby each of the investors committed to loan Kenet up to $1.0 million each through May 28, 2008. The loan agreement provides for interest at the rate of ten percent per annum and provides for the issuance of warrants to purchase Kenet’s common stock. As of March 29, 2008, Kenet borrowed $2.8 million under the loan agreement of which $0.7 million came from the Company.

Amounts Due from Affiliates

Related party receivables at March 29, 2008 and December 29, 2007 approximate the following amounts:

	March 29, 2008	December 29, 2007
Advanced Wireless Semiconductor	$3,015,000	$1,686,000
Kopin Taiwan Corporation	1,641,000	1,935,000

Accounts receivable from unconsolidated affiliates	$4,656,000	$3,621,000

Amounts Due to Affiliates

Related party payables at March 29, 2008 and December 29, 2007 approximate the following amounts:

	March 29, 2008	December 29, 2007
Advanced Wireless Semiconductor	$8,000	$—
Kopin Taiwan Corporation	1,866,000	2,084,000

Accounts payable from unconsolidated affiliates	$1,874,000	$2,084,000

Summarized aggregate financial information for KTC for the fiscal period ended March 31, 2008 and KoBrite for the fiscal period ended December 31, 2007 is provided in the table below. The three month period ended March 31, 2007, includes the financial information for KTC for that period and the financial information for KoBrite for the three months ended December 31, 2006.

	Three Months Ended
	March 31, 2008	March 31, 2007
Revenue	$3,367,000	$4,529,000
Gross margin	(27,000)	(1,000,000)
Loss from operations	(373,000)	(2,032,000)
Net loss	$(601,000)	$(2,134,000)

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

	Three months Ended
	March 29, 2008	March 31, 2007
Beginning Balance	$1,030,000	$1,030,000
Additions	584,000	96,000
Claim and reversals	(584,000)	(96,000)

Ending Balance	$1,030,000	$1,030,000

8. INCOME TAXES

As of March 29, 2008, the Company has available for tax purposes $93.8 million federal net operating loss carryforwards expiring through the year 2027. The Company has recognized a full valuation allowance for its net deferred tax assets for entities in the United States tax jurisdictions due to the uncertainty of realization of such assets.

The Company has unrecognized tax benefits of approximately $200,000 related to uncertainties regarding transfer pricing. These unrecognized tax benefits, if recognized, would affect the effective tax rate prior to the adjustment for the Company’s valuation allowance.

The Company has not been examined by the Internal Revenue Service (the “IRS”) and is subject to examination for all years since 1992. State income tax returns are generally subject to examination for a period of 3 to 5 years after filing of the respective return. The Departments of Revenue of the various states we do business in routinely perform audits and make inquiries on a variety of tax related matters. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states.

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

The Company operates in two reportable segments, Kopin U.S., which includes the operations in the United States and the Company’s equity method investments, and Kowon. The following table presents the Company’s reportable segment results for the three month periods ended March 29, 2008 and March 31, 2007:

	Kopin U.S.	Kowon	Adjustments	Total
Three months ended
March 29, 2008
Revenues	$28,346,000	$6,517,000	$(5,698,000)	$29,165,000
Net (loss) income	375,000	575,000	—	950,000
Long lived assets	18,632,000	3,611,000	(4,000)	22,239,000
March 31, 2007
Revenues	$17,345,000	$4,024,000	$(3,240,000)	$18,129,000
Net (loss) income	(3,332,000)	23,000	10,000	(3,299,000)
Long lived assets	15,362,000	4,003,000	(4,000)	19,361,000

The adjustments to reconcile to the consolidated financial statement total revenue, net income (loss) and total assets include the elimination of intercompany sales, minority interest in income (loss) of subsidiary and intercompany receivables.

During the three months ended March 29, 2008 and March 31, 2007, the Company derived its sales from the following geographies (as a percentage of net sales):

	Three Months Ended March 29, 2008	Three Months Ended March 31, 2007
Asia-Pacific	34%	35%
Americas	66%	65%

Total Revenues	100%	100%

During the three months ended March 29, 2008 and March 31, 2007, revenues by product group consisted of approximately the following:

	Three Months Ended
	March 29, 2008	March 31, 2007
III-V	$12,086,000	$9,057,000
Display	17,079,000	9,056,000

Total Revenues	$29,165,000	$18,113,000

10. LITIGATION

Derivative Lawsuits—On August 15, 2006, two lawsuits were filed in Superior Court, Bristol County, Massachusetts against certain officers and directors of the Company asserting that the named officers and directors breached their fiduciary duties and other obligations to the Company in connection with the Company’s historical stock option granting process, the accounting for past stock options, and historical sales of stock by certain individual defendants. The lawsuits were dismissed on April 16, 2008.

Securities Law Action—On September 6, 2007, a complaint was filed against the Company and certain of its directors and officers in Superior Court, Bristol County, Massachusetts purportedly on behalf of a class of shareholders who held Kopin stock on September 6, 2007 (the “Securities Law Action”). The plaintiffs in this action assert claims arising under Delaware General Corporations Law § 211(c), alleging that the Company failed to hold an annual shareholder meeting within the past thirteen months. The plaintiffs seek an order requiring the Company to schedule an annual shareholder meeting and to provide notice of the meeting in accordance with the Company’s by-laws. The Company believes that such suit is moot, given that the Company held its annual meeting on May 20, 2008.

Arbitration Request—On April 29, 2008, a subsidiary of the Company received a request for a non-binding mediation hearing from a customer who claims the subsidiary violated an agreement which gave them exclusivity to sell a product in a specific territory. They are seeking 2 million Euros as compensation for expenses and damages. The Company does not believe the customer’s claim has merit and will vigorously defend against it.

Due to the inherent uncertainties of litigation, the Company cannot predict the outcome of the Securities Law Action and Arbitration Request at this time, and can give no assurance that the claims will not have a material adverse affect on its financial position or its results of operations.

The Company is engaged in other legal proceedings arising in the ordinary course of business. Management believes the ultimate outcome of these proceedings will not have a material adverse impact on the Company’s consolidated financial position, results of operations or cash flows.

11. RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which enhances existing guidance for measuring assets and liabilities at fair value. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. The Company adopted SFAS No. 157 on January 1, 2008, as required for our financial assets and financial liabilities. However, the FASB deferred the effective date of SFAS 157 for one year as it relates to fair value measurement requirements for nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value on a recurring basis. The adoption of SFAS 157 for our financial assets and financial liabilities did not have a material impact on the Company’s consolidated financial statements (see Note 2).

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

Accounting Pronouncements to be Adopted in the Future

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995, including without limitation statements made relating to our belief that revenue increases are a result of growth in the wireless cell phone market; our expectation that industry will migrate to six inch wafers over the next several years; our expectation that if we are unable to get our reactors qualified by our largest customer and other customers, or if we can not manufacture on six inch wafers in a cost effective manner, that our revenues and results of operations will decline significantly; our expectation that if we are unable to raise the prices of our fixed focus EVF products, or if we discontinue selling these products, our revenues may decline; our expectation that sales of our products to customers who use them for military applications will increase; our expectation that revenue and our ability to achieve profitability may decline if the military TWS Bridge program is cancelled or a fewer than expected number of units are purchased; our expectation that the price of certain of our products will decline in fiscal year 2008; our expectation that our manufacturing efficiencies typically decline when we introduce a new display product into volume production; our strategy to increase gross margins in 2008 through increased sales of higher margin product, increased prices of certain products, negotiating lower raw material prices, increased manufacturing efficiencies, and possibly discontinue selling certain products; our expectation that if we are unable to implement our strategy that we may not be able to achieve profitability; our expectation that if we do not perform under a certain purchase and supply agreement with a significant HBT customer that we may be liable for monetary damages up to a maximum of $40.0 million, and our expectation that we may not be able to realize any profits from this agreement; our expectation that we may be subject to alternative minimum taxes, foreign taxes and state income taxes depending upon our taxable income and sources of taxable income; our expectation that changes in near-term interest rates should not be material to our cash flows or income; our expectation that any market risk associated with our international operations is unlikely to have a material adverse effect on our business, financial condition or result of operation; our expectation that demand for Gallium Arsenide and Silicon wafers is expected to grow due to new technologies such as solar cells; our expectation that we may pursue acquisitions and investments and that such investments could adversely affect our business; our belief that we may be required to write-off all or some of our investments of $5.4 million and certain notes receivable of $0.7 million in a company in which we have an equity interest; our belief that sales to the US Military will represent a significant portion of our revenues for 2008; our expectation, based on current negotiations with our customers and certain contractual obligations, that the prices of certain products will decline in fiscal year 2008; our expectation that we will expend between $5.0 and $9.0 million on capital expenditures over the next twelve months; our expectation that our third quarter would be our strongest sales quarter followed by our second quarter, fourth quarter and first quarter, in that order; our expectation that prices of our HBT transistors and display products sold for consumer electronic applications will decline by approximately 5 to 10 percent during fiscal year2008; our expectation that our revenues for 2008 will be between $105 million and $115 million; our expectation that competition will increase; our belief that the costs of producing gallium arsenide integrated circuits by our customers will continue to exceed the costs associated with the production of competing silicon integrated circuits; and our belief that our available cash resources will support our operations and capital needs for at least the next twelve months. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industries in which we operate, management’s beliefs, and assumptions made by management. In addition, other written or oral statements, which constitute forward-looking statements, may be made by or on behalf of us. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “could”, “seeks”, “estimates”, and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements, whether as a result of new information, future events or otherwise. Factors that could cause or contribute to such differences in outcomes and results include, but are not limited to, those discussed below in Item 1A and those set forth in our other periodic filings filed with the Securities and Exchange Commission.

Critical Accounting Policies

Management’s discussion and analysis of our financial condition and results of operations are based upon our unaudited consolidated financial statements. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition under percentage of completion method, bad debts, inventories, warranty reserves, investment valuations, valuation of stock compensation awards, recoverability of deferred tax assets, liabilities for uncertain tax positions and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not apparent from other sources. Actual results may differ from these estimates under different assumptions. Further detail regarding our critical accounting policies can be found in “Item 7. Managements Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 29, 2007.

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

We have two principal sources of revenues: product revenues and research and development revenues. Product revenues consist of sales of our CyberDisplay products and our III-V products, principally gallium arsenide (GaAs) HBT transistor wafers. Research and development revenues consist primarily of development contracts with agencies of the U.S. government and amounts earned under agreements with KoBrite, discussed below. For the three months ended March 29, 2008, research and development revenues were $2.1 million or 7% of total first quarter 2008 revenues and $0.3 million, or 1% of total revenues for the corresponding period in 2007.

Results of Operations

Revenues. Our total revenues for the three month periods ended March 29, 2008 and March 31, 2007 were as follows:

	Three Months Ended
Revenues (in millions):	March 29, 2008	March 31, 2007
Cyber Display	$17.1	$9.0
III-V	12.1	9.1

Total revenues	$29.2	$18.1

Our principal III-V product is our HBT transistor which is used in wireless handsets. The increase in our III-V revenues for the quarter ended March 29, 2008 as compared to the same period of the prior year primarily resulted from an increase in demand from our customers which use our HBT products in wireless cell phone applications. We believe the increase resulted from a combination of an overall growth in the wireless cell phone market in the first quarter of 2008 and lower than expected demand in the first quarter of 2007 as a result of what industry reports indicated were higher than normal wireless handset inventories at the end of 2006.

We sell HBT products on both four and six inch GaAs wafers; however our sales are primarily HBTs on four inch GaAs wafers. We believe the industry will migrate to six inch wafers over the next several years. Our largest customer, which accounted for approximately 31% of our total fiscal year 2007 revenues, purchases our HBT products on four inch GaAs wafers and this customer has announced plans to migrate to using six inch GaAs wafers in its manufacturing process. If we are unable to get our six-inch reactors qualified by our largest and other customers or if we are able to get the reactors qualified but can not manufacture the quantity our customers require or can not manufacture on six inch GaAs wafers in a cost effective manner, our revenues and results of operations could decline significantly.

The increase in CyberDisplay revenues for the three months ended March 29, 2008 compared to the three months ended March 31, 2007 resulted from an increase in sales of our display products in all of our end user product applications as described below:

	Three Months Ended
Display Revenues by Category (in millions)	March 29, 2008	March 31, 2007
Consumer Electronic Applications	$5.7	$3.7
Military Application	7.3	4.2
Eyewear Application	2.1	1.0
Research & Development	2.0	0.1

Total	$17.1	$9.0

The growth of our fiscal year 2007 CyberDisplay sales was driven in large part by an increase in sales of our display products for use in digital still camera applications. The increase in sales of our display products for consumer electronic applications in fiscal year 2008 is a continuation of sales of the camera models into which we were incorporated in fiscal year 2007. In fiscal year 2007, we sold primarily two types of products to our digital still camera customers, a variable and a fixed focused electronic view finder (EVF). The fixed focused EVF, which were the majority of our EVF sales to our digital still camera customers, cost more to manufacture than the variable focus EVFs and we have incurred losses selling these products. We are negotiating with customers to raise the prices of these products or to stop producing them. Currently our customers are searching for alternative sources of the fixed focus EVF. If we are unable to raise the prices or if we discontinue selling these products our revenues may decline, which may negatively impact our results of operations.

In fiscal year 2008, we anticipate an increase in sales of our display products to customers who use them in military applications. The increase in demand is primarily being driven by customers who are supplying the U.S. military’s Thermal Weapon Sights II (TWS II) program. The TWS II program is scheduled to end in mid 2009 at which point the successor program, the TWS Bridge, is scheduled to commence. We are working with our customers to have our display products qualified into the TWS Bridge program. However, our displays may not get qualified, a competitor may offer a superior solution to our display or the TWS Bridge program may be cancelled or a fewer number of units may be purchased than currently expected. If any of these events or a combination of these events occurred our revenue may decline, and we may not be able to achieve profitability.

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

Revenues by Reportable Segment

Revenues of our Korean subsidiary, Kowon, are included in CyberDisplay revenues and are primarily from sales to us and to Samsung Electronics for camcorder applications. Kowon’s sales to us increase or decrease as a result of demand from us to support our sales of displays to customers who use them for digital still camera applications. Revenues of Kopin and Kowon for the first fiscal quarter of 2008 and 2007 were as follows:

Revenues by Segement (in millions)	March 29, 2008		March 31, 2007
Kopin U.S. revenues		$28.3		$17.3

Kowon revenues to other customers
Kowon revenues	$6.5		$4.0
Kowon sales to Kopin	(5.7)	0.8	(3.2)	0.8

Total Revenues		$29.1		$18.1

Research and development (R&D) revenues for the three months ended March 29, 2008 were $2.1 million compared to $0.3 million for the three months ended March 31, 2007. The increase in R&D revenues resulted from sales of display products under a development contract which were being qualified and tested in the second quarter of 2008 for a U.S. military program. If the display products are qualified by the U.S. military, sales of these products will be accounted for in product sales. The U.S. military has established semi-annual periods to test the weapon systems our display products are part of. If the weapon systems fail the qualification and testing, there could be a delay of several months in deployment of the weapon system or the system may never be deployed which would adversely impact our revenue projections and ability to achieve profitability.

International sales represented 34% and 35% of revenues for the three months ended March 29, 2008 and March 31, 2007, respectively. Our international sales are primarily denominated in U.S. currency. Consequently, a strengthening of the U.S. dollar could increase the price in local currencies of our products in international markets and make our products relatively more expensive than competitors’ products that are denominated in local currencies, leading to a reduction in sales or profitability in those international markets. In addition, sales of our CyberDisplay products in Korea are transacted through our Korean subsidiary Kowon Technology Co., LTD. Kowon’s sales are primarily denominated in U.S. dollars. However, Kowon’s local operating costs are primarily denominated in Korean won. As a result, our financial position and results of operations are subject to exchange rate fluctuation. We have not taken any protective measures against exchange rate fluctuations, such as purchasing hedging instruments with respect to such fluctuations, because of the historically stable exchange rate between the Japanese yen, Korean won and the U.S. dollar.

Cost of Product Revenues.

	Three Months Ended
Cost of product revenues:	March 29, 2008	March 31, 2007
Cost of product revenues (in millions):	$20.3	$15.2
Cost of product revenues as a % of net product revenues	75.3%	85.2%

The decrease in our cost of product revenues as a percentage of revenues is primarily a result of an increase in sales of our display products to customers that use them for military and eyewear applications because these products have a lower cost as a percentage of sales.

Our cost of product revenues is comprised of manufacturing overhead, labor and material. For both our III-V and display products our overhead costs and, to a lesser extent, our labor costs are normally stable and do not fluctuate significantly during a three or twelve month period. For our III-V products, material costs generally change in-line with sales volume fluctuations. For our display products, material costs generally change in-line with sales volume fluctuations and the number of functional displays we can produce from a wafer. Our display manufacturing process is a series of steps which are performed on a wafer until such time the wafer is cut into individual displays. From a wafer there are a theoretical maximum number of functional (or saleable) displays which can be produced. However, imperfections during the manufacturing process results in less than the maximum number of functional displays being produced. This means that all of the manufacturing costs spent on all of the displays processed are allocated over the fewer number of functional displays which increases the cost per display. Manufacturing efficiency is defined as our manufacturing processes ability to produce functional displays. Our manufacturing efficiencies typically decline when we introduce a new display product into volume production.

There are a number of different display technologies which can produce displays in small form factors. We believe one of the benefits of our display technology is the ability to produce high resolution displays in small form factors. The camcorder and digital still camera markets are mature and the majority of these devices use low-resolution display products which results in our having limited, if any, competitive advantage over our competitors and therefore the ability to sell displays into these markets is very price dependent. In 2007 we increased sales of our display products to customers that use them for digital still camera applications by aggressively pricing the product which, in combination with certain manufacturing inefficiencies, resulted in the selling price being below the manufacturing cost. Our strategy to increase gross margins in 2008 is to increase sales of higher margin product, primarily display products for military applications, increase prices of certain products, negotiate lower raw material prices with our vendors, improve our manufacturing efficiencies to reduce the cost of manufacturing our products and possibly discontinue selling certain products. If we are unable to implement our strategy, we may not be able to achieve profitability.

As we discussed above we expect the sales prices of our products to decline in the future. In addition, we installed a new 8 inch manufacturing line in fiscal year 2007 for our displays and new MOCVD reactors to manufacture our HBT products. These capital equipment investments will increase our depreciation expense by approximately $2.2 million in 2008. If we are unable to sell higher margin products, primarily displays for military applications, reduce raw material cost or improve manufacturing efficiencies to offset the effects of lower sales price and higher depreciation expense, our gross margins will decline.

Research and Development.

	Three Months Ended
Research and development expense (in millions):	March 29, 2008	March 31, 2007
Funded	$1.2	$0.6
Internal	3.8	1.8

Total research and development expense	$5.0	$2.4

Research and development (R&D) expenses are incurred in support of internal display and III-V product development programs or programs funded by agencies of the U.S. government and commercial partners. R&D costs include staffing, purchases of materials and laboratory supplies, circuit design costs, fabrication and packaging of display products, and overhead.

Funded R&D expenses for the three months ended March 29, 2008 increased when compared against the same period of the prior year primarily due to increases in R&D expenses for military programs.

Internal R&D expenses were primarily attributed to the development of our new III-V products, new displays and higher level assembly products.

Selling, General, and Administration.

	Three Months Ended
	March 29, 2008	March 31, 2007
Selling, general and administration expense (in millions):	$3.8	$4.9
Selling, general and administration expense as a % of revenues	13.2%	27.1%

Selling, general, and administration (S,G&A) expenses consist of the expenses incurred by our sales and marketing personnel and related expenses, bad debt expense, and administrative and general corporate expenses. The decline in S,G&A expenses is a result of reduced professional fees associated with our stock option investigation in 2007 of approximately $1.0 million and lower bad debt expense of approximately $272,000 which were offset by increases in printing expenses associated with the filing of our 2007 Form 10-Qs and 2006 and 2007 Form 10-Ks of approximately $225,000 in the first quarter of 2008.

Other Income and Expense.

	Three Months Ended
	March 29, 2008	March 31, 2007
Other income and expense (in millions):	$1.4	$1.2

Other income and expenses, net, is composed of interest income and foreign currency transaction and remeasurement gains and losses incurred by our Korean subsidiary Kowon. In the three months ended March 29, 2008, we recorded approximately $406,000 of foreign currency gains as compared to approximately $97,000 in gains for the same period in the prior year. Kowon holds United States dollars to pay dollar denominated expenses and the remeasurement of such balances into the Korean Won at period end resulted in a gain as the Korean Won depreciated in value as compared to the U.S. dollar. We are unable to predict the movement of the U.S. dollar against other currencies and if the U.S. dollar weakens, we may have to record losses.

Provision for Income Taxes. For the three months ended March 29, 2008 we have recorded a provision of $211,000 compared to $45,000 for the three month period ended March 31, 2007. Our provision for income taxes is composed of our estimated alternative minimum tax liabilities on our domestic taxable earnings and estimated foreign taxes due on our on Korean subsidiary’s taxable earnings. The increase in our provision for income taxes for the three months ended March 29, 2008 as compared to the same period in the prior year is a result of an increase in our estimated foreign taxes.

Equity Loss in Unconsolidated Affiliate. For the three months ended March 29, 2008 and March 31, 2007, the equity losses in unconsolidated affiliate are a result of our approximate 24.9% interest in the operating results of KoBrite.

Liquidity and Capital Resources

We have financed our operations primarily through public and private placements of our equity securities, research and development contract revenues, and sales of our III-V and CyberDisplay products. We believe our available cash resources will support our operations and capital needs for at least the next twelve months.

As of March 29, 2008 we had cash and equivalents and marketable securities of $88,737,890 and working capital of $107,944,303 compared to $93,304,317 and $107,931,341, respectively, as of December 29, 2007. The change in cash and equivalents and marketable securities was primarily due to investments in capital equipment and other assets of approximately $900,000, purchasing notes receivable issued by an unconsolidated affiliate of $700,000, and cash used in operations of $2.2 million.

We have a purchase and supply agreement with a significant HBT customer that expires in July 2010, excluding a last time buy option contained in the agreement. Under the terms of this agreement we have agreed to maintain capacity levels for manufacturing HBT wafers and we committed to a pricing schedule under certain circumstances. The agreement also requires us to give prior notice if we exit our HBT product line. In consideration for this agreement, the customer agreed to source 100% of its HBT wafer needs from us subject to the customer’s right to source HBT wafers from other sources if we are unable to meet their requirements under certain circumstances. We agreed that failure to meet our supply obligations under the agreement would allow our customer to obtain court ordered specific performance and if we do not perform we could then be liable for monetary damages up to a maximum of $40.0 million.

We lease facilities located in Taunton and Westborough, Massachusetts, and Scotts Valley, California, under non-cancelable operating leases. We have two Taunton facilities, one whose lease expires in 2010 and the other in 2012. The Taunton lease which expires in 2010 may be extended twice for individual 10 year terms. The Westborough and Scotts Valley leases expire in 2012.

We expect to expend between $5.0 million and $9.0 million on capital expenditures over the next twelve months, primarily for the acquisition of equipment relating to the production of our III-V and CyberDisplay products.

As of March 29, 2008, we had substantial tax loss carry-forwards, which may be used to offset future federal taxable income. We may be subject to alternative minimum taxes, foreign taxes and state income taxes depending on our taxable income and sources of taxable income.

Recently Adopted Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which enhances existing guidance for measuring assets and liabilities at fair value. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. We adopted SFAS No. 157 on January 1, 2008, as required for our financial assets and financial liabilities. However, the FASB deferred the effective date of SFAS 157 for one year as it relates to fair value measurement requirements for nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value on a recurring basis. The adoption of SFAS 157 for our financial assets and financial liabilities did not have a material impact on our consolidated financial statements (see Note 2).

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits an entity to choose, at specified election dates, to measure eligible financial instruments and certain other items at fair value that are not currently required to be measured at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods with those financial years. At the effective date, an entity may elect the fair value option for eligible items that exist at that date. The entity shall report the effect of the first remeasurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. We did not elect the fair value option for any of its eligible items as of March 29, 2008.

Accounting Pronouncements to be Adopted in the Future

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”. SFAS No. 160 amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for us on January 1, 2009, except for the presentation and disclosure requirements which will be applied retrospectively for all periods presented.

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

Seasonality

The consumer markets we sell into are traditionally seasonal and we would expect that our third quarter would be our strongest sales quarter for sales of our display to customers who use them in consumer electronic applications, followed by our second quarter then our fourth quarter and our first quarter would be our lowest sales quarter. We anticipate selling more display products for military applications which we would not expect to have the historical sales trends of our consumer oriented products. Depending upon the relative success of our consumer oriented products verses our military products our total display revenues may or may not have a seasonal trend. Our principle III-V product is our HBT transistors and revenues from the sales of HBT transistors has not demonstrated a seasonal pattern over the last two years.

Inflation

We do not believe inflationary forces materially affected our operations in the first quarter of fiscal year 2008.

Contractual Obligations

The following is a summary of our contractual payment obligations for operating leases as of March 29, 2008:

Contractual Obligations	Total	Less than 1 year	1-3 Years	3-5 years	More than 5 years
Operating Lease Obligations	$4,882,548	$1,378,368	$3,188,448	$315,732	$—

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We invest our excess cash in high-quality government, government-backed and corporate debt instruments, which bear lower levels of relative risk. We believe that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations, and cash flows should not be material to our cash flows or income. It is possible that interest rate movements would increase our unrecognized gain or loss on interest rate securities. Included in other assets is an equity investment in Micrel Semiconductor, Incorporated (Micrel) totaling approximately $1.8 million which is subject to changes in value because of either specific operating issues at Micrel or overall changes in the stock market. We are exposed to changes in foreign currency exchange rates primarily through our translation of our foreign subsidiary’s financial position, results of operations, and transaction gains and losses as a result of non U.S. dollar denominated cash flows related to business activities in Asia, and remeasurement of United States dollars to the functional currency of our Kowon subsidiary. We do not currently hedge our foreign currency exchange rate risk. We estimate that any market risk associated with our international operations is unlikely to have a material adverse effect on our business, financial condition or results of operation. Our portfolio of marketable debt securities is subject to interest rate risk although our intent is to hold securities until maturity. The credit rating of our investments may be affected by the underlying financial health of the guarantors of our investments. We use Gallium Arsenide and Silicon wafers and demand is expected to grow due to new technologies such as solar cells. We do not enter into forward or futures hedging contracts.

Item 4. Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Act”)) as of March 29, 2008. Based on this evaluation, our CEO and CFO concluded that, as of March 29, 2008, our disclosure controls and procedures were not effective. This conclusion was based on the existence of the material weaknesses in our internal control over financial reporting previously disclosed and discussed below.

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 29, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 29, 2007, we identified and continue to have the following material weakness in our internal controls over financial reporting:

Inadequate resources and technical accounting expertise. Our resources and level of technical accounting expertise within the accounting function were insufficient to properly evaluate and account for non-routine or complex transactions. Consequently, our controls over the selection and application of accounting policies in accordance with generally accepted accounting principles were inadequate and constitute a material weakness in the design of internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

Derivative Lawsuits—On August 15, 2006, two lawsuits were filed in Superior Court, Bristol County, Massachusetts against certain officers and directors of the Company asserting that the named officers and directors breached their fiduciary duties and other obligations to the Company in connection with the Company’s historical stock option granting process, the accounting for past stock options, and historical sales of stock by certain individual defendants. The lawsuits were dismissed on April 16, 2008.

Securities Law Action—On September 6, 2007, a complaint was filed against the Company and certain of its directors and officers in Superior Court, Bristol County, Massachusetts purportedly on behalf of a class of shareholders who held Kopin stock on September 6, 2007 (the “Securities Law Action”). The plaintiffs in this action assert claims arising under Delaware General Corporations Law § 211(c), alleging that the Company failed to hold an annual shareholder meeting within the past thirteen months. The plaintiffs seek an order requiring the Company to schedule an annual shareholder meeting and to provide notice of the meeting in accordance with the Company’s by-laws. The company believes that such suit is moot, given that the Company held its annual meeting on May 20, 2008.

Arbitration Request—On April 29, 2008, a Subsidiary of the Company received a request for a non-binding mediation hearing (the “Mediation Request”) from a customer who claims the Subsidiary violated an agreement which gave them exclusivity to sell a product in a specific territory. They are seeking 2 million Euros as compensation for expenses and damages. The Company does not believe the customer’s claim has merit and will vigorously defend against it.

Due to the inherent uncertainties of litigation, the Company cannot predict the outcome of the Securities Law Action and Mediation Request at this time, and can give no assurance that the claims will not have a material adverse affect on its financial position or its results of operations.

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

On March 17, 2008, we filed our Form 10-K for the year ended December 30, 2006, our Forms 10-Q for the quarters ended September 30, 2006, March 31, 2007 and June 30, 2007, and September 29, 2007. If the SEC disagrees with the manner in which we have accounted for and reported, or not reported, the financial impact of past stock option grants, there could be further delays in filing subsequent SEC reports that might result in the delisting of our common stock from the NASDAQ Stock Market. On March 18, 2008 the NASDAQ informed us that we had regained compliance with the NASDAQ Rule 4310(c)14.

Further, as a result of the Mediation Request the Company delayed the filing of this Form 10-Q. On May 19, 2008, we announced that we had received a NASDAQ Staff Determination Letter indicating that we face possible delisting as result of such delayed filing. We have appealed such determination and a July 17, 2008 hearing with the NASDAQ has been set for such appeal.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended December 29, 2007. The risks discussed in our Annual Report on Form 10-K could materially affect our business, financial condition and future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or operating results. The following risk factors are in addition to or modifications of risk factors identified in our Form 10-K for the year ended December 29, 2007.

We may not be able to realize any profits under a multi-year supply agreement with a significant HBT customer. We previously disclosed that we had a supply agreement with a significant HBT customer which expired in July 2008. This agreement has been extended until July 2010 and the maximum monetary indemnity has been reduced from $45 million to $40 million. Accordingly, we have a supply agreement with a significant HBT customer that expires in July 2010, excluding a last buy option contained in the agreement. Under the terms of this agreement we have agreed to maintain capacity levels for manufacturing HBT wafers and we committed to a declining pricing schedule during the term of the agreement. The agreement also requires us to give prior notice if we exit our HBT product line. In consideration for this agreement the customer agreed to source 100% of its 4-inch HBT wafer and the majority of its 6-inch HBT wafer needs from us subject to the customer’s right to source HBT wafers from other sources if we are unable to meet its requirements under certain circumstances. We agreed that failure to meet our supply obligations under the agreement would allow our customer to obtain court ordered specific performance. If we do not perform we could then be liable for monetary damages up to a maximum of $40 million. The agreement obligates us to provide wafers at preset prices and as a result, our ability to make a profit under this agreement will be subject to fluctuations in the prices of raw materials, meeting customer wafer demand and to any increase in costs of goods or services required for us to perform under the agreement. If we are unable to manufacture the HBT wafers at a cost below these preset prices we may not be able to achieve or maintain profitability. There can be no assurance that this customer will agree to renew or extend our agreement when it is due to expire in which case we would potentially lose significant sales of our HBT products.

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

At June 10, 2008, we had an investment in a company with a carrying value of approximately $5.4 million, which is carried under the cost method. In addition, we loaned this company $1.0 million under a borrowing facility which provides for the company to borrow up to a maximum of $1.0 million from us. Based on the rate that it uses its cash resources it has less than 12 months of cash on hand. The Board of Directors of the company is evaluating strategic alternatives for the company including raising additional financing and or sale of the company. If the company is unable to raise additional financing or execute other strategic alternatives we may have to write-off some or all of our investments of $5.4 million and our notes receivables of $1.0 million as of June 10, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sale of Unregistered Securities

In the past three years we have not sold any securities which were not registered under the Securities Act.

Use of Proceeds

The information required by this item regarding use of proceeds by the Company is reported in herein in Part 1, Item 2 under “Liquidity and Capital Resources”.

Forfeiture of Equity Securities

The following table sets forth shareholder’s forfeitures of our common stock for the three months ended March 29, 2008:

Period	(a) Total number of shares purchased	(b) Average Price Paid per Share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares that may yet be purchased under the plans or programs
March 1, 2008 – March 29, 2008	13,109	$2.70	—	13,109

Total	13,109		—

Each of John C.C. Fan, Hong Choi, Michael Presz, Richard Sneider, Boryeu Tsaur, and Daily S. Hill, surrendered a portion of their vested shares that were subject to a restricted stock purchase agreement as payment of withholding taxes due as a result of vesting of restricted stock.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Amended to Certificate of Incorporation (2)

3.3	Amended to Certificate of Incorporation (2)

3.4	Second Amended and Restated By-laws (3)

31.1	Certificate of John C.C. Fan, Chief Executive Officer of the Registrant, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

31.2	Certificate of Richard A. Sneider, Chief Financial Officer of the Registrant, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.1	Certificate of John C.C. Fan, Chief Executive Officer of the Registrant, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2	Certificate of Richard A. Sneider, Chief Financial Officer of the Registrant, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

(1)	Filed as an exhibit to Registration Statement on Form S-1, File No. 33-57450, and incorporated herein by reference
(2)	Filed as an exhibit to Quarterly Report on Form 10-Q for the quarterly period July 1, 2000 and incorporated by reference herein
(3)	Filed as an exhibit to Annual Report on Form 8-K on October 9, 2001 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KOPIN CORPORATION (Registrant)

Date: June 23, 2008	By:	/s/ JOHN C.C. FAN
John C.C. Fan President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date: June 23, 2008	By:	/s/ RICHARD A. SNEIDER
Richard A. Sneider Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)