Form 10-Q
period 2008-06-28
KOPIN CORP
filed 2008-08-06
CIK 771266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 28, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☐    Accelerated Filer  ☒    Non-Accelerated Filer  ☐    Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 25, 2008
Common Stock, par value $.01	67,731,514

Kopin Corporation

Part 1: FINANCIAL INFORMATION

Item 1: Condensed Consolidated Financial Statements

KOPIN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 28, 2008	December 29, 2007
ASSETS
Current assets:
Cash and equivalents	$32,491,480	$30,748,060
Marketable securities, at fair value	49,325,067	62,556,257
Accounts receivable, net of allowance of $602,000 and $212,000 in 2008 and 2007, respectively	14,699,713	10,600,794
Accounts receivable from unconsolidated affiliates, net of allowance of $685,000 in 2008 and $0 in 2007	6,992,335	3,621,463
Notes receivable from unconsolidated affiliate	1,000,000	—
Unbilled receivables	1,728,389	905,151
Inventory	16,799,098	16,732,060
Prepaid taxes	486,917	874,807
Prepaid expenses and other current assets	1,465,164	1,107,151

Total current assets	124,988,163	127,145,743
Property, plant and equipment	21,665,006	21,927,061
Other assets	11,333,571	11,981,173

Total assets	$157,986,740	$161,053,977

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,428,847	$10,295,340
Accounts payable to unconsolidated affiliates	1,195,541	2,084,491
Accrued payroll and expenses	2,520,128	2,926,176
Accrued warranty	1,030,000	1,030,000
Billings in excess of revenue earned	2,600,378	173,851
Other accrued liabilities and professional fees	2,656,266	2,704,544

Total current liabilities	17,431,160	19,214,402
Asset retirement obligations	848,881	805,797
Minority interest in subsidiary	3,430,402	3,549,369
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock	713,470	713,574
Additional paid-in capital	309,042,275	307,900,357
Treasury stock	(14,552,865)	(14,552,865)
Accumulated other comprehensive income	2,141,348	3,767,256
Accumulated deficit	(161,067,931)	(160,343,913)

Total stockholders’ equity	136,276,297	137,484,409

Total liabilities and stockholders’ equity	$157,986,740	$161,053,977

See notes to condensed consolidated financial statements

KOPIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Revenues:
Net product revenues	$24,151,350	$21,278,494	$51,167,231	$39,154,987
Research and development revenues	1,688,119	591,534	3,837,410	844,522

	25,839,469	21,870,028	55,004,641	39,999,509
Expenses:
Cost of product revenues	18,675,332	18,801,078	39,007,603	34,031,181
Research and development	3,753,104	2,729,275	8,786,478	5,165,108
Selling, general, and administration	5,054,701	4,474,251	8,897,979	9,388,006
Impairment charge	700,000	—	700,000	—

	28,183,137	26,004,604	57,392,060	48,584,295

Loss from operations	(2,343,668)	(4,134,576)	(2,387,419)	(8,584,786)
Other income and expense:
Interest income	774,642	1,148,078	1,759,757	2,314,014
Other income	92,054	26,748	92,872	45,079
Foreign currency gains (losses)	369,728	(115,479)	775,460	(18,800)
Interest and other expense	(9,042)	(8,489)	(18,142)	(43,681)

	1,227,382	1,050,858	2,609,947	2,296,612

(Loss) income before income taxes, minority interest in (income) loss of subsidiary and equity loss in unconsolidated affiliate	(1,116,286)	(3,083,718)	222,528	(6,288,174)
Tax provision	(208,000)	(45,179)	(419,000)	(90,358)

Loss before minority interest in (income) loss of and equity loss in unconsolidated affiliate	(1,324,286)	(3,128,897)	(196,472)	(6,378,532)
Minority interest in (income) loss of subsidiary	(207,927)	18,121	(361,645)	14,539
Equity loss in unconsolidated affiliate	(142,040)	(40,833)	(165,901)	(86,441)

Net loss	(1,674,253)	(3,151,609)	(724,018)	(6,450,434)

Net loss per share
Basic	$(0.02)	$(0.05)	$(0.01)	$(0.10)

Diluted	$(0.02)	$(0.05)	$(0.01)	$(0.10)

Weighted average number of common shares
Basic	67,731,514	67,526,233	67,736,736	67,497,114

Diluted	67,731,514	67,526,233	67,736,736	67,497,114

KOPIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Net loss	$(1,674,253)	$(3,151,609)	$(724,018)	$(6,450,434)
Foreign currency translation adjustments	(479,261)	676,945	(1,724,031)	471,259
Holding gain on marketable securities	429,349	185,417	101,190	504,637
Reclassifications of gains in net loss	(20,704)	—	(3,066)	—

Comprehensive loss	$(1,744,869)	$(2,289,247)	$(2,349,925)	$(5,474,538)

See notes to condensed consolidated financial statements

KOPIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 28, 2008	June 30, 2007
Cash flows from operating activities:
Net loss	$(724,018)	$(6,450,434)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	2,757,034	1,709,036
Amortization of premium on marketable debt securities	109,475	94,622
Stock-based compensation	1,177,148	1,231,593
Minority interest in income (loss) of subsidiary	361,645	(14,539)
Equity loss in unconsolidated affiliate	165,901	86,441
Impairment charge	700,000	—
Change in allowance for bad debt	615,732	16,600
Provision for excess and obsolete inventory	103,531	—
Foreign currency translation adjustment	(775,460)	—
Changes in assets and liabilities:
Accounts receivable	(9,985,878)	440,715
Inventory	(532,027)	(3,279,513)
Prepaid expenses and other current assets	(73,854)	(904,119)
Accounts payable and accrued expenses	(3,715,130)	5,720,660
Billings in excess of revenue earned	2,426,527	—

Net cash used in operating activities	(7,389,374)	(1,348,938)

Cash flows from investing activities:
Proceeds from sale of marketable securities	29,275,695	10,496,736
Purchase of marketable securities	(16,251,847)	(9,865,181)
Notes receivable from unconsolidated affiliate	(1,000,000)	—
Other assets	(30,500)	(23,211)
Investment in Kowon	—	(980,118)
Capital expenditures	(2,265,293)	(3,871,596)

Net cash provided by (used in) investing activities	9,728,055	(4,243,370)

Cash flows from financing activities:
Proceeds from exercise of stock options	—	279,878

Net cash provided by financing activities	—	279,878

Effect of exchange rate changes on cash	(595,261)	180,218

Net decrease in cash and equivalents	1,743,420	(5,132,212)
Cash and equivalents:
Beginning of period	30,748,060	27,907,656

End of period	$32,491,480	$22,775,444

Supplemental disclosure of cash flow information:
Income taxes paid	$148,000	$62,000

Supplemental schedule of noncash investing activities:
Construction in progress included in accrued expenses	$580,000	$829,000

See notes to condensed consolidated financial statements

KOPIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The condensed consolidated financial statements for the three and six months ended June 28, 2008 and June 30, 2007 are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. All such adjustments are of a normal recurring nature.

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

2. MARKETABLE SECURITIES

The Company’s marketable securities consist primarily of commercial paper, medium-term corporate notes, and United States government and agency backed securities. The Company classifies marketable equity and debt securities as available-for-sale and accordingly carries them at fair value. The net unrealized holding losses, recorded in accumulated other comprehensive income, for available-for-sale marketable debt securities at June 28, 2008 and December 29, 2007 were $303,537 and $201,715, respectively. The Company records the amortization of premium and accretion of discounts on marketable debt securities in the results of operations.

Investments in available-for-sale marketable debt securities are as follows at June 28, 2008 and December 29, 2007:

	Amortized Cost		Unrealized Gains		Unrealized Losses		Fair Value
	2008	2007	2008	2007	2008	2007	2008	2007
U.S. government and agency backed securities	$31,224,315	$41,438,125	$217,238	$76,620	$—	$—	$31,441,553	$41,514,745
Corporate debt	18,404,289	21,319,847	—	—	520,775	278,335	17,883,514	21,041,512

Total	$49,628,604	$62,757,972	$217,238	$76,620	$520,775	$278,335	$49,325,067	$62,556,257

The contractual maturity of the Company’s marketable debt securities is as follows at June 28, 2008:

	Less than One year	One to Five years	Greater than Five years	Total
U.S. government and agency backed securities	$10,628,760	$17,292,013	$3,520,780	$31,441,553
Corporate debt	—	4,696,839	13,186,675	17,883,514

Total	$10,628,760	$21,988,852	$16,707,455	$49,325,067

The Company uses the specific identification method as a basis for determining cost and calculating realized gains and losses. For the six months ended June 28, 2008 the Company had $38,463 and ($16,231) in gross realized gains and (losses), respectively, on sales of its available-for-sale securities as compared to gross realized gains and (losses) of $4,074 and ($3,598), respectively, for the six months ended June 30, 2007. At June 28, 2008, the Company owned no securities whose cost basis exceeded their fair market value for at least twelve consecutive months. Unrealized losses from fixed income securities are primarily attributable to changes in interest rates.

3. FAIR VALUE MEASUREMENTS

On December 30, 2007, the Company adopted Statement of Financial Accounting Standards “Fair Value Measurements” (SFAS 157). This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Under SFAS 157 the fair value of investments are categorized by the method by which their fair value is computed. The three categories are defined as Level 1, Level 2 and Level 3. An investment is categorized as Level 1 when its fair value is based on unadjusted quoted prices in active markets for identical assets that the Company has the ability to access at the measurement date. An investment is categorized as Level 2 if its fair market value is based on quoted market prices for similar assets in active markets, quoted prices for identical or similar assets in markets that are not active, based on observable inputs such as interest rates, yield curves, or derived from or corroborated by observable market data by correlation or other means. An investment is categorized as Level 3 if its fair value is based on assumptions developed by the Company about what a market participant would use in pricing the assets.

The following table details the fair value measurements within the fair value hierarchy of the Company’s financial assets:

		Fair Value Measurement at June 28, 2008 Using:
		Level 1	Level 2	Level 3
U.S. Government Securities	$31,441,553	$31,441,553	$—	$—
Corporate Debt	17,881,415	15,509,240	2,372,175	—
Micrel, Inc.	1,885,000	1,885,000	—	—
Kenet	4,695,905	—	—	4,695,905

	$55,903,873	$48,835,793	$2,372,175	$4,695,905

In the second quarter of 2008, the Company reviewed the carrying value of one of its cost method investments due to i) the inability of the entity to meet certain milestones; and ii) the entity having less than 12 months of cash-on-hand. As a result of the Company’s review, the Company recorded an impairment charge of $0.7 million to adjust the carrying amount of the investment to fair value, as the Company deemed the decline in the value of the assets to be other-than-temporary. This cost method investment falls within Level 3 of the fair value hierarchy, due to the use of significant unobservable inputs to determine fair value, as the investment is in a privately held entity without quoted market prices. To determine the fair value of the investment, the Company reviewed both the valuation of companies which sell similar products and, since the Board of Directors of this entity has hired an investment bank and is reviewing strategic alternatives, including the sale of the company, the price paid to acquire companies which sell similar products. Based on this and other data, the Company assigned different probabilities to a range of possible outcomes resulting from the strategic alternative review and computed a fair value. The impairment amount represents the difference between the fair value and the carrying value of the investment. The following table summarizes changes to the carrying amount of this investment during the three months ended June 28, 2008.

In millions
Balance at March 30, 2008	$5.4
Less: other-than-temporary impairment	0.7

Balance at June 28, 2008	$4.7

4. INVENTORY

Inventory is stated at the lower of cost (determined on the first-in, first-out or specific identification method) or market and consists of the following at June 28, 2008 and December 29, 2007:

	June 28, 2008	December 29, 2007
Raw materials	$9,205,281	$9,463,478
Work-in-process	4,835,852	3,447,661
Finished goods	2,757,965	3,820,921

	$16,799,098	$16,732,060

5. NET LOSS PER SHARE

Basic net loss per share is computed using the weighted average number of shares of common stock outstanding during the period less any unvested restricted shares. Diluted earnings per common share is calculated using weighted-average shares outstanding and contingently issuable shares, less weighted-average shares reacquired during the period. The net outstanding shares are adjusted for the dilutive effect of shares issuable upon the assumed conversion of the Company’s common stock equivalents, which consist of outstanding stock options and unvested restricted stock.

Weighted average common shares outstanding used to calculate earnings per share are as follows:

	June 28, 2008	June 30, 2007
Weighted average common shares outstanding—basic	67,736,736	67,497,114
Stock options and nonvested restricted common stock	—	—

Weighted average common shares outstanding—diluted	67,736,736	67,497,114

The following were not included in weighted average common shares outstanding- diluted because they are anti-dilutive.

	June 28, 2008	June 30, 2007
Nonvested restricted common stock	1,969,265	877,625
Stock options	6,308,026	7,848,595

Total	8,277,291	8,726,220

6. STOCK BASED COMPENSATION

A summary of award activity under the stock option plans as of June 28, 2008 and changes during the six month period is as follows:

	Six Months Ended June 28, 2008
	Shares	Weighted Average Exercise Price
Balance, December 29, 2007	6,858,322	$11.69
Options granted	—
Options forfeited	(550,296)	15.29
Options exercised	—

Balance, June 28, 2008	6,308,026	$11.23

Exercisable, June 28, 2008	6,185,071	$11.35

The following table summarizes information about stock options outstanding and exercisable at June 28, 2008:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number Outstanding	Weighted Average Remaining Contractual Life (years )	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.01—$ 3.55	346,078	3.11	$3.18	314,828	$3.15
$ 3.75—$ 4.97	1,337,770	5.03	4.48	1,272,065	4.51
$ 5.00—$ 9.95	1,484,864	4.66	6.06	1,483,864	6.06
$10.00—$13.00	1,484,570	1.46	11.28	1,459,570	11.30
$14.31—$44.88	1,654,744	0.24	22.95	1,654,744	22.95

	6,308,026	2.74	$11.23	6,185,071	$11.35

Aggregate intrinsic value on June 28, 2008	$14,300			$14,300

A summary of options vested and expected to vest at June 28, 2008 is as follows:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options vested, at period end	6,185,071	$11.35	$14,300
Options expected to vest, at period end	122,955	4.99	—

Options vested and expected to vest	6,308,026	$11.23	$14,300

No options were issued during the six month periods ended June 28, 2008 or June 30, 2007. No options were exercised during the six month period ended June 28, 2008.

The Company has issued shares of nonvested restricted common stock to certain employees. Each award requires the employee to fulfill certain obligations, including remaining employed by the Company for two or four years (the vesting period).

A summary of the activity for nonvested restricted common stock awards as of June 28, 2008 and changes during the six months then ended is presented below:

	Shares	Weighted Average Grant Fair Value
Balance, December 29, 2007	578,512	$3.86
Granted	1,395,016	2.76
Forfeited	(1,763)	3.97
Vested	(2,500)	4.38

Balance, June 28, 2008	1,969,265	$3.08

The following table summarizes stock-based compensation expense related to employee stock options and nonvested restricted common stock awards for the six months ended June 28, 2008 and June 30, 2007 (no tax benefits were recognized):

	Six Months Ended
	June 28, 2008	June 30, 2007
Cost of product revenues	$302,000	$270,000
Research and development	172,000	120,000
Selling, general, and administrative	703,000	841,000

Total	$1,177,000	$1,231,000

The total unrecognized compensation cost related to nonvested restricted common stock awards is expected to be recognized over a weighted average period of three years. The total unrecognized compensation cost is as follows at June 28, 2008:

Stock option awards	$199,994
Nonvested stock awards	3,506,936

$3,706,930

7. OTHER ASSETS AND AMOUNTS DUE FROM UNCONSOLIDATED AFFILIATES

Marketable Equity Security

As of June 28, 2008, the Company held approximately 200,000 shares of Micrel Semiconductor, Inc. (Micrel) common stock as available-for-sale with a market value of approximately $1,885,000 and an adjusted cost basis of approximately $1,689,171.

Non-Marketable Securities – Equity Method Investments

At June 28, 2008, the Company had an approximate 40% interest in Kopin Taiwan Corp (KTC), which is accounted for using the equity method and had a carrying value of $0. The Company has manufactured products for KTC to sell to their customers and KTC manufactures products for the Company to sell to its customers. In addition, the Company provides technical services to KTC and sells raw substrates to KTC. For the three and six months ended June 28, 2008, the Company had product sales to KTC of approximately $0 and $1,000 , respectively, as compared to approximately $1,000 and $3,000 for the three and six months ended June 30, 2007, respectively. For the three and six months ended June 28, 2008, the Company had purchases from KTC of approximately $896,000 and $2,283,000 , respectively, as compared to approximately $1,636,000 and $2,470,000 for the three and six months ended June 30, 2007, respectively. One of the Company’s Directors is chairman of KTC and owns approximately 1.0% of the outstanding common stock of KTC.

The Company has accumulated a 24.9% interest in KoBrite. KTC has a 15% interest in KoBrite. The Company accounts for its ownership interest in KoBrite using the equity method and at June 28, 2008, the carrying value of its investment was approximately $4.0 million. KoBrite’s results are recorded one quarter in arrears from the Company’s. During the three and six months ended June 28, 2008, the Company recorded losses of approximately $142,000 and $166,000 , respectively, as compared to the three and six months ended June 30, 2007, when the Company recorded losses of approximately $41,000 and $86,000 , respectively, in “Equity loss in unconsolidated affiliate” in the Condensed Consolidated Statements of Operations. In June 2008, one of the Company’s Directors, who is also the chairman of KTC, was elected to the Board of Directors of Bright LED, one of the principle investors of KoBrite.

KTC and KoBrite have entered into an agreement to merge the two companies subject to conditions of closing, including governmental approvals. As of June 28, 2008, the government approvals had not been obtained and there is no assurance that the approvals will be obtained. KTC is currently having liquidity problems and if the merger does not take place, KTC may be unable to continue operations. At June 28, 2008 the Company was owed $1,885,000 from KTC and owed KTC approximately $1,196,000 . As a result of KTC’s liquidity issues, the Company provided for an allowance for doubtful accounts for $685,000 which represents the net amount owed by KTC at June 28, 2008. At June 28, 2008, KTC had loans from banks which totaled approximately $2.5 million (NT$76.5 million) which are due in varying installments through 2010. The Company is in negotiations to loan KTC amounts necessary to pay off some or all of its bank debt provided the Company can obtain acceptable terms. In the event KTC is unsuccessful in resolving its liquidity issues, the Company may have to provide additional reserves against its receivables from KTC.

Non-Marketable Securities – Cost Method Investments

At June 28, 2008, the Company had an investment in Advanced Wireless Semiconductor Company (AWSC), with a carrying value of $774,588, which the Company accounts for on the cost basis. One of the Company’s Directors is a director of AWSC and several directors and officers own amounts ranging from 0.1% to 0.5% of the outstanding stock of AWSC.

At June 28, 2008, the Company had an investment in Kenet, Inc. (Kenet) with a carrying value of approximately $4.7 million, which is carried under the cost method. The Company’s Chief Executive Officer is a founder and board member of this company and owns approximately 2.3% of this company. Certain directors and an officer of the Company have also invested in this company and their ownership ranges from 0.1% to 1.0%.

The Board of Directors of Kenet has hired an investment bank and is evaluating strategic alternatives for the company including raising additional financing and / or sale of the company. As of June 28, 2008, based on its current rate of monthly cash usage, Kenet does not have sufficient funds to operate for 12 months. As described in Note 3, the Company recorded an impairment charge of $0.7 million during the three months ended June 28, 2008. As of June 28, 2008, subsequent to recording the impairment charge of $0.7 million, the Company had made equity and debt investments in Kenet totaling $5.7 million. In July 2008, the Company loaned Kenet an additional $0.5 million. If Kenet is unable to raise additional capital or execute other strategic alternatives, the Company may have to write-off some or all of its remaining investment including the Notes Receivables (See Notes receivable from Unconsolidated Affiliate below).

Notes receivable from Unconsolidated Affiliate

As of June 28, 2008, Kenet borrowed $4.0 million under a loan agreement with the Company and three other principal investors of which $1.0 million came from the Company. The loan agreement provides for interest at the rate of ten percent per annum and provides for the issuance of warrants to purchase Kenet’s common stock. In July 2008, the agreement was amended to increase the amount which could be borrowed to $6.0 million. Kenet borrowed the additional $2.0 million of which $500,000 came from the Company.

Amounts Due from Affiliates

Related party receivables at June 28, 2008 and December 29, 2007 approximate the following amounts:

	June 28, 2008	December 29, 2007
Advanced Wireless Semiconductor	$5,107,000	$1,686,000
Kopin Taiwan Corporation	1,885,000	1,935,000

Accounts receivable from unconsolidated affiliates	$6,992,000	$3,621,000

Amounts Due to Affiliates

Related party payables at June 28, 2008 and December 29, 2007 approximate the following amounts:

	June 28, 2008	December 29, 2007
Kopin Taiwan Corporation	$1,196,000	$2,084,000

Accounts receivable from unconsolidated affiliates	$1,196,000	$2,084,000

Summarized aggregate financial information for KTC for the three and six months ended June 28, 2008 and KoBrite for the three and six months ended March 31, 2008 is provided in the table below. The three and six months ended June 30, 2007, includes the financial information for KTC for that period and the financial information for KoBrite for the three and six months ended March 31, 2007.

	Three Months Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Revenue	$3,578,000	$3,675,000	$6,945,000	$8,204,000
Gross margin	(475,000)	526,000	(502,000)	(473,000)
Loss from operations	(1,508,000)	(70,000)	(1,881,000)	(2,102,000)
Net loss	$(1,429,000)	$(21,000)	$(2,030,000)	$(2,155,000)

Certain officers and directors have invested in some of the Company’s investee companies, including Micrel. The Company has a loan to a non-officer employee for $170,000 which is due in 2008.

8. ACCRUED WARRANTY

The Company warrants its products against defect for twelve months. A provision for estimated future costs and estimated returns for credit relating to warranty is recorded in the period when the product is shipped and revenue recognized, and is updated as additional information becomes available. The Company’s estimate of future costs to satisfy warranty obligations is based primarily on historical warranty expense experienced and a provision for potential future product failures.

	Six Months Ended
	June 28, 2008	June 30, 2007
Beginning Balance	$1,030,000	$1,030,000
Additions	763,000	344,000
Claims and reversals	(763,000)	(344,000)

Ending Balance	$1,030,000	$1,030,000

9. INCOME TAXES

As of June 28, 2008, the Company has available for tax purposes $90.7 million federal net operating loss carryforwards expiring through the year 2027. The Company has recognized a full valuation allowance for its net deferred tax assets for entities in the United States tax jurisdictions due to the uncertainty of realization of such assets.

The Company has unrecognized tax benefits of approximately $200,000 related to uncertainties regarding transfer pricing. These unrecognized tax benefits, if recognized, would affect the effective tax rate prior to the adjustment for the Company’s valuation allowance.

The Company has not been examined by the Internal Revenue Service (the “IRS”) and is subject to examination for all years since 1992. The Company is currently under examination by the Massachusetts Department of Revenue. State income tax returns are generally subject to examination for a period of 3 to 5 years after filing of the respective return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states.

International jurisdictions have statutes of limitations generally ranging from 3 to 5 years after filing of the respective return. Years still open to examination by tax authorities in major jurisdictions include Korea (2003 onward), Japan (2003 onward) and Hong Kong (2005 onward). The Company is not currently under examination in these jurisdictions.

10. SEGMENTS AND GEOGRAPHICAL INFORMATION

The Company’s chief operating decision maker is its Chief Executive Officer. The Company’s chief operating decision maker evaluates the operating results of the Company’s reportable segments based on revenues and net income (loss).

The Company operates in two reportable segments, Kopin U.S., which includes the operations in the United States and the Company’s equity method investments, and Kowon. The following table presents the Company’s reportable segment results for the three and six month periods ended June 28, 2008 and June 30, 2007:

	Kopin U.S.	Kowon	Adjustments	Total
Three Months Ended
June 28, 2008
Revenues	$23,891,000	$4,822,000	$(2,873,000)	$25,840,000
Net (loss) income	(2,186,000)	503,000	9,000	(1,674,000)

June 30, 2007
Revenues	$20,270,000	$7,764,000	$(6,164,000)	$21,870,000
Net (loss) income	(3,110,000)	(51,000)	9,000	(3,152,000)

Six Months Ended
June 28, 2008
Revenues	$52,237,000	$11,339,000	$(8,571,000)	$55,005,000
Net (loss) income	(1,811,000)	1,069,000	18,000	(724,000)
Total assets	139,000,000	21,793,000	(2,806,000)	157,987,000
Long lived assets	18,187,000	3,481,000	(3,000)	21,665,000

June 30, 2007
Revenues	$37,616,000	$11,787,000	$(9,403,000)	$40,000,000
Net (loss) income	(6,441,000)	(28,000)	19,000	(6,450,000)
Total assets	150,644,000	23,983,000	(11,726,000)	162,901,000
Long lived assets	16,303,000	4,123,000	(3,000)	20,423,000

The adjustments to reconcile to the consolidated financial statements’ total revenue, net income (loss) and total assets include the elimination of intercompany sales, minority interest in income (loss) of subsidiary and intercompany receivables.

During the three and six months ended June 28, 2008 and June 30, 2007, the Company derived its sales from the following geographies (as a percentage of net sales):

	Three Months Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Asia-Pacific	35%	51%	34%	44%
Americas	65%	49%	66%	56%

Total Revenues	100%	100%	100%	100%

During the three and six months ended June 28, 2008 and June 30, 2007, revenues by product group consisted of approximately the following:

	Three Months Ended		Six Months Ended
Revenues (in millions ):	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Cyber Display	$13.6	$10.7	$30.7	$19.7
III-V	12.2	11.1	24.3	20.2

Total revenues	$25.8	$21.8	$55.0	$39.9

11. LITIGATION

Class Action—On September 6, 2007, a complaint was filed against the Company and certain of its directors and officers in Superior Court, Bristol County, Massachusetts purportedly on behalf of a class of shareholders who held Kopin stock on September 6, 2007 (the “Securities Law Action”). The plaintiffs in this action asserted claims arising under Delaware General Corporations Law § 211(c), alleging that the Company failed to hold an annual shareholder meeting within the past thirteen months. After the Company held a shareholder meeting on May 20, 2008, the plaintiffs agreed to dismiss their claims. The parties filed a Stipulation of Dismissal With Prejudice on July 25, 2008.

The Company is engaged in other legal proceedings arising in the ordinary course of business. Management believes the ultimate outcome of these proceedings will not have a material adverse impact on the Company’s consolidated financial position, results of operations or cash flows.

12. RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurements” (SFAS 157) which enhances existing guidance for measuring assets and liabilities at fair value. SFAS 157 defines fair value establishes a framework for measuring fair value and expands disclosure about fair value measurements. The Company adopted SFAS No. 157 on January 1, 2008, as required for our financial assets and financial liabilities. However, the FASB deferred the effective date of SFAS 157 for one year as it relates to fair value measurement requirements for nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value on a recurring basis. The adoption of SFAS 157 for our financial assets and financial liabilities did not have a material impact on the Company’s consolidated financial statements (See Note 2).

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). SFAS 159 permits an entity to choose, at specified election dates, to measure eligible financial instruments and certain other items at fair value that are not currently required to be measured at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods with those financial years. At the effective date, an entity may elect the fair value option for eligible items that exist at that date. The entity shall report the effect of the first remeasurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. The Company did not elect the fair value option for any of its eligible items as of December 30, 2007.

Accounting Pronouncements to be Adopted in the Future

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements” (SFAS 160). SFAS 160 amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for the Company on January 1, 2009, except for the presentation and disclosure requirements which will be applied retrospectively for all periods presented.

Also in December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (SFAS 141 (R)). SFAS 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. It requires acquisition-related costs and restructuring costs that the acquirer expects but is not obligated to incur to be recognized separately from the acquisition. SFAS 141(R) modifies the criteria for the recognition of contingencies as of the acquisition date. It also provides guidance on subsequent accounting for acquired contingencies. SFAS 141(R) is effective for business acquisitions for which the acquisition date is on or after January 1, 2009.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995, including without limitation statements made relating to our belief that revenue increases are a result of growth in the wireless cell phone market; our expectation that industry will migrate to six inch wafers over the next several years; our expectation that if we are unable to get our reactors qualified by our largest customer and other customers, or if we can not manufacture on six inch wafers in a cost effective manner, that our revenues and results of operations will decline significantly; our expectation that if we are unable to raise the prices of our fixed focus EVF products, or if we discontinue selling these products, our revenues may decline; our expectation that sales of our products to customers who use them for military applications will increase; our expectation that revenue and our ability to achieve profitability may decline if the military TWS Bridge program is cancelled or a fewer than expected number of units are purchased; our expectation that the price of certain of our products will decline in fiscal year 2008; our expectation that our manufacturing efficiencies typically decline when we introduce a new display product into volume production; our strategy to increase gross margins in 2008 through increased sales of higher margin product, increased prices of certain products, negotiating lower raw material prices, increased manufacturing efficiencies, and possibly discontinue selling certain products; our expectation that if we are unable to implement our strategy that we may not be able to achieve profitability; our expectation that if we do not perform under a certain purchase and supply agreement with a significant HBT customer that we may be liable for monetary damages up to a maximum of $40.0 million, and our expectation that we may not be able to realize any profits from this agreement; our expectation that we may be subject to alternative minimum taxes, foreign taxes and state income taxes depending upon our taxable income and sources of taxable income; our expectation that changes in near-term interest rates should not be material to our cash flows or income; our expectation that any market risk associated with our international operations is unlikely to have a material adverse effect on our business, financial condition or result of operation; our expectation that demand for Gallium Arsenide and Silicon wafers is expected to grow due to new technologies such as solar cells; our expectation that we may pursue acquisitions and investments and that such investments could adversely affect our business; our belief that we may be required to write-off all or some of our investments of $4.7 million and certain notes receivable of $1.0 million in a company in which we have an equity interest; our belief that sales to the US Military will represent a significant portion of our revenues for 2008; our expectation, based on current negotiations with our customers and certain contractual obligations, that the prices of certain products will decline in fiscal year 2008; our expectation that we will expend between $5.0 and $9.0 million on capital expenditures over the next twelve months; our expectation that our third quarter would be our strongest sales quarter followed by our second quarter, fourth quarter and first quarter, in that order; our expectation that prices of our HBT transistors and display products sold for consumer electronic applications will decline by approximately 5 to 10 percent during fiscal year 2008; our expectation that our revenues for 2008 will be between $105 million and $115 million; our expectation that competition will increase; and our belief that our available cash resources will support our operations and capital needs for at least the next twelve months. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industries in which we operate, management’s beliefs, and assumptions made by management. In addition, other written or oral statements, which constitute forward-looking statements, may be made by or on behalf of us. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “could”, “seeks”, “estimates”, and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements, whether as a result of new information, future events or otherwise. Factors that could cause or contribute to such differences in outcomes and results include, but are not limited to, those discussed below in Item 1A and those set forth in our other periodic filings filed with the Securities and Exchange Commission.

Critical Accounting Policies

Management’s discussion and analysis of our financial condition and results of operations are based upon our unaudited consolidated financial statements. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition under the percentage of completion method, bad debts, inventories, warranty reserves, investment valuations, valuation of stock compensation awards, recoverability of deferred tax assets, liabilities for uncertain tax positions and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not apparent from other sources. Actual results may differ from these estimates under different assumptions. Further detail regarding our critical accounting policies can be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 29, 2007.

Business Matters

We are a leading developer and manufacturer of advanced semiconductor materials and miniature displays. We use our proprietary semiconductor material technology to design, manufacture and market our III-V and display products for use in highly demanding commercial wireless communications and high-resolution portable consumer electronic and military applications. Our products enable our customers to develop and market an improved generation of products for these target applications.

We have two principal sources of revenues: those generated from product sales and those generated from research and development activities. Product revenues consist of sales of our CyberDisplay products and our III-V products, principally gallium arsenide (GaAs) HBT transistor wafers. Research and development (R&D) revenues consist primarily of development contracts with agencies of the U.S. government. For the three and six months ended June 28, 2008, research and development revenues were $1.7 million and $3.8 million, respectively. This contrasted with $0.6 million and $0.8 million of total revenues, respectively, for the corresponding period in 2007.

On June 26, 2007 we entered into a $3.0 million state grant agreement with the Commonwealth of Massachusetts wherein they would fund certain plant expansion. We earn the funds under the grant by meeting certain employment levels over the next 10 years. Amounts unearned must be repaid to the Commonwealth of Massachusetts at the end of the term. Accounts receivable increased to $14.7 million at June 28, 2008 from $10.6 million at December 29, 2007. The increase is the primarily the result of i) amounts billed to the Commonwealth of Massachusetts under this grant in the amount of $2.5 million and ii) an increase of approximately $1.0 million in accounts receivables from a military customer which was collected subsequent to June 28, 2008. Billings in excess of revenues earned increased approximately $2.5 million as a result of the amounts billed to the Commonwealth of Massachusetts noted above.

Results of Operations

Revenues. Our total revenues for the three and six month periods ended June 28, 2008 and June 30, 2007 were as follows:

	Three Months Ended		Six Months Ended
Revenues (in millions ):	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Cyber Display	$13.6	$10.7	$30.7	$19.7
III-V	12.2	11.1	24.3	20.2

Total revenues	$25.8	$21.8	$55.0	$39.9

Our principal III-V product is our HBT transistor which is used in wireless handsets. The increase in our III-V revenues for the three and six month periods ended June 28, 2008 as compared to the same periods of the prior year primarily resulted from an increase in demand from our customers which use our HBT products in wireless cell phone applications. We believe the increase resulted from an overall growth in the wireless cell phone market in the second quarter of 2008.

We sell HBT products on both four and six-inch GaAs wafers; however our sales are primarily HBTs on four-inch GaAs wafers. We believe the industry will migrate to six-inch wafers over the next two to three years. Our largest customer, which accounted for approximately 31% of our total fiscal year 2007 revenues, purchases our HBT products on four-inch GaAs wafers and this customer has announced plans to migrate to using six-inch GaAs wafers in its manufacturing process. If we are unable to get our six-inch reactors qualified by our largest customer and other customers or if we are able to get the reactors qualified but can not manufacture the quantity our customers require or can not manufacture on six-inch GaAs wafers in a cost effective manner, our revenues and results of operations could decline significantly.

The increase in CyberDisplay revenues for the three and six months ended June 28, 2008 as compared to the three and six months ended June 30, 2007 resulted from an increase in sales of our display products in certain of our end-user product applications and development as described below:

	Three Months Ended		Six Months Ended
Display Revenues by Category (in millions )	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Consumer Electronic Applications	$3.8	$6.9	$10.1	$10.6
Military Application	6.7	2.3	14.0	6.5
Eyewear Application	1.6	1.1	3.2	2.1
Research & Development	1.5	0.4	3.4	0.5

Total	$13.6	$10.7	$30.7	$19.7

In fiscal year 2008, we anticipate an increase in sales of our display products to customers who use them in military applications. The increase in demand is primarily being driven by customers who are supplying the U.S. military’s Thermal Weapon Sights II (TWS II) program. The TWS II program is scheduled to end in mid-2009. The successor program, the TWS Bridge, is scheduled to commence in the fourth quarter of 2008. For the first and second quarters of 2008, sales of our displays for military applications, including revenue from research and development contracts, were $8.3 million and $9.3 million. Revenue from sales of our display products for military applications in the first quarter of 2008 was greater than the second quarter of 2008 because the first quarter included sales of display products for the TWS Bridge program which are being tested and qualified by our customers in the second and third quarters of 2008. We are working with our customers to have our display products qualified into the TWS Bridge program. However, our displays may not get qualified, a competitor may offer a superior solution to our display, the TWS Bridge program may be cancelled or a fewer number of units may be purchased than currently expected. If any of these events, or a combination of these events occurs, our revenue may decline, and we may not be able to achieve profitability.

The growth of our fiscal year 2007 CyberDisplay sales was driven in large part by an increase in sales of our display products for use in digital still camera applications. The large increase in sales of EVF for digital still camera applications in fiscal year 2007 was, in part, driven by an aggressive pricing strategy. In fiscal year 2008 we have been negotiating with customers to raise the prices of our EVFs sold to digital still camera customers. As can be seen above, this has led to a slow-down in our sales of this product since there is a current reluctance of our customers to accept increases in price. Accordingly, we plan on reducing the number of EVFs we sell for use in digital still camera applications.

For 2008, we anticipate revenues will be between $105 million and $115 million.

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

Revenues by Reportable Segment

Revenues of our Korean subsidiary, Kowon, are included in CyberDisplay revenues and are primarily from sales to us and to Samsung Electronics for camcorder applications. Kowon’s sales to us increase or decrease as a result of demand from us to support our sales of displays to customers who use them for digital still camera applications. Revenues of Kopin U.S. and Kowon were as follows:

	Three Months Ended				Six Months Ended
Revenues by Segement (in millions )	June 28, 2008		June 30, 2007		June 28, 2008		June 30, 2007
Kopin U.S. revenues		$23.9		$20.3		$52.2		$37.6
Kowon revenues to other customers
Kowon revenues	$4.8		$7.8		$11.4		$11.8
Kowon sales to Kopin	(2.9)	1.9	(6.2)	1.6	(8.6)	2.8	(9.4)	2.4

Total Revenues		$25.8		$21.9		$55.0		$40.0

R&D revenues for the three and six months ended June 28, 2008 were $1.7 million and $3.8 million, respectively, as compared to $0.6 million and $0.8 million, respectively, for the three and six months ended June 30, 2007. The increase in R&D revenues resulted from sales of display products under development contracts which were being qualified and tested in the second and third quarters of 2008 for U.S. military programs. If the display products are qualified by the U.S. military, sales of these products will be accounted for in product sales. The U.S. military generally has established semi-annual periods to test and qualify new systems our display products are part of. If the weapon systems fail the qualification and testing, there could be a delay of several months in deployment of the weapon system or the system may never be deployed which would adversely impact our revenue projections and ability to achieve profitability.

International sales represented 34% and 44% of revenues for the six months ended June 28, 2008 and June 30, 2007, respectively. Our international sales are primarily denominated in U.S. currency. Consequently, a strengthening of the U.S. dollar could increase the price in local currencies of our products in international markets and make our products relatively more expensive than competitors’ products that are denominated in local currencies, leading to a reduction in sales or profitability in those international markets. In addition, sales of our CyberDisplay products in Korea are transacted through our Korean subsidiary Kowon Technology Co., LTD. Kowon’s sales are primarily denominated in U.S. dollars. However, Kowon’s local operating costs are primarily denominated in Korean won. As a result, our financial position and results of operations are subject to exchange rate fluctuation. We have not taken any protective measures against exchange rate fluctuations, such as purchasing hedging instruments with respect to such fluctuations, because of the historically stable exchange rate between the Japanese yen, Korean won and the U.S. dollar.

Cost of Product Revenues.

	Three Months Ended		Six Months Ended
Cost of product revenues :	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Cost of product revenues (in millions):	$18.7	$18.8	$39.0	$34.0
Cost of product revenues as a % of net product revenues	77.3%	88.4%	76.2%	86.9%

The decrease in our cost of product revenues as a percentage of revenues is primarily a result of both an increase in sales of our display products to customers that use them for military and eyewear applications because these products have a lower manufacturing cost as a percentage of sales as compared to our other display products and a decrease in sales of our display products used in consumer electronic applications.

Our cost of product revenues is comprised of manufacturing overhead, labor and material. For both our III-V and display products our overhead costs and, to a lesser extent, our labor costs are normally stable and do not fluctuate significantly during a three or six month period. Accordingly, increases in sales volume reduces the labor and overhead costs per unit and decreases in volume increase the costs per unit. For our III-V products, material costs generally change in-line with sales volume fluctuations. For our display products, material costs generally change in-line with sales volume fluctuations and the number of functional displays we can produce from a wafer. Our display manufacturing process is a series of steps which are performed on a wafer until such time the wafer is cut into individual displays. From a wafer there are a theoretical maximum number of functional (or saleable) displays which can be produced. However, imperfections during the manufacturing process results in less than the maximum number of functional displays being produced. This means that all of the manufacturing costs spent on all of the displays processed are allocated over the fewer number of functional displays which increases the cost per display. Manufacturing efficiency is defined as our manufacturing processes’ ability to produce functional displays. Our manufacturing efficiencies typically decline when we introduce a new display product into volume production.

There are a number of different display technologies which can produce displays in small form factors. We believe one of the benefits of our display technology is the ability to produce, in large volumes, higher resolution displays in equal or smaller form factors than our competition. Our strategy to increase gross margins in 2008 is to increase sales of higher resolution display products which have higher margins, primarily display products for military applications. The camcorder and digital still camera markets are mature and the majority of these devices use low-resolution display products which results in our having limited, if any, competitive advantage over our competitors and therefore the ability to sell displays into these markets is very price dependent. For Kopin to be profitable in the camcorder and digital still camera markets, the price offered to our customers has to be low enough to capture a significant market share while the volume has to be large enough to reduce the material, labor and overhead cost per unit below the selling price. In 2007, we significantly increased sales of our display products to customers for use in digital still camera applications through an aggressive price strategy. However, we were unable to reduce costs sufficiently to make sales to customers for digital still camera applications profitable. In fiscal 2008, the improvement in cost of product revenue as a percentage of net product revenues is a result of an increase in sales to customers for use in military applications and lower sales of display products to customers for use in digital still camera applications.

In order to improve gross margins in fiscal year 2008, in addition to targeting a sales mix with a higher percentage of military product sales, we plan to negotiate lower raw material prices with our vendors and improve our manufacturing efficiencies to reduce the cost of manufacturing our products. If we are unable to implement our strategy, we may not be able to achieve profitability.

As we discussed above we expect the sales prices of our products to decline in the future. In addition, we installed a new eight inch display manufacturing line in fiscal year 2007 for our displays and new MOCVD reactors to manufacture our HBT products.

These capital equipment investments will increase our depreciation expense by approximately $2.2 million in 2008. If we are unable to sell higher margin products, primarily displays for military applications, reduce raw material cost or improve manufacturing efficiencies to offset the effects of lower sales price and higher depreciation expense, our gross margins will decline.

Research and Development.

	Three Months Ended		Six Months Ended
Research and development expense (in millions ):	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Funded	$1.1	$0.7	$2.3	$1.2
Internal	2.6	2.1	6.5	4.0

Total research and development expense	$3.7	$2.8	$8.8	$5.2

R&D expenses are incurred in support of internal display and III-V product development programs or programs funded by agencies of the U.S. government and commercial partners. R&D costs include staffing, purchases of materials and laboratory supplies, circuit design costs, fabrication and packaging of display products, and overhead.

Funded R&D expenses for the three months ended June 28, 2008 increased when compared against the same period of the prior year primarily due to increases in R&D expenses for military programs.

Internal R&D expenses were primarily attributed to the development of our new III-V products, new displays and higher level assembly (HLA) products.

Selling, General, and Administration.

	Three Months Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Selling, general and administration expense (in millions):	$5.1	$4.5	$8.9	$9.4
Selling, general and administration expense as a % of revenues	19.6%	20.5%	16.2%	23.5%

Selling, general, and administration (S,G&A) expenses consist of the expenses incurred by our sales and marketing personnel and related expenses, bad debt expense, and administrative and general corporate expenses. The decline in S,G&A expenses is primarily a result of reduced professional fees associated with our stock option investigation in 2007 of approximately $1.3 million and lower depreciation expense of approximately $121,000, partially offset by an increase in bad debt expense of approximately $435,000.

Included in S,G,&A for the three and six months ended June 28, 2008 is a charge for an allowance for bad debts of $685,000 for possible uncollectable receivables from KTC. KTC and KoBrite, both companies in which Kopin has equity interests, have entered into an agreement to merge subject to closing conditions, including governmental approvals. As of June 28, 2008, the government approvals had not been obtained and there is no assurance that the approvals will be obtained. KTC is currently having liquidity problems and if the merger does not take place, KTC may be unable to continue operations. At June 28, 2008, we were owed $1,885,000 from KTC and owed KTC approximately $1,196,000 . As a result of KTC’s liquidity issues, we provided for an allowance for doubtful accounts for $685,000 which represents the net amount owed from KTC at June 28, 2008. At June 28, 2008, KTC had loans from banks totaling approximately $2.5 million (NT$76.5 million) which are due in varying installments through 2010. We are in negotiations to loan KTC amounts necessary to pay off some or all of its bank debt provided we can obtain acceptable terms. In the event KTC is unsuccessful in resolving its liquidity issues, we may have to provide additional reserves against our receivables from KTC.

Impairment Charge

We have a non-marketable equity investment in Kenet, Inc. (Kenet). In the second quarter of 2008, we reviewed the carrying value of our investment in Kenet due to its inability to meet certain milestones. As a result of our review, we recorded an impairment charge of $0.7 million to adjust the carrying amount of the investment to fair value, as we deemed the decline in the value of the assets to be other-than-temporary. The Board of Directors of Kenet has hired an investment bank and is evaluating strategic alternatives for the company including raising additional financing and / or the sale of the company. As of June 28, 2008, based on its current rate of monthly cash usage, Kenet does not have sufficient funds to operate for twelve months. As of June 28, 2008, we had made equity and debt investments in Kenet totaling $5.7 million. In July 2008, we loaned Kenet an additional $0.5 million. If Kenet is unable to raise additional financing or execute other strategic alternatives we may have to write-off some or all of our remaining investments, including the notes receivables.

Other Income and Expense.

	Three Months Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Other income and expense (in millions):	$1.2	$1.1	$2.6	$2.3

Other income and expense, net, is composed of interest income and foreign currency transaction and remeasurement gains and losses incurred by our Korean subsidiary Kowon. In the six months ended June 28, 2008, we recorded approximately $775,000 of foreign currency gains as compared to approximately $19,000 in losses for the same period in the prior year. Kowon holds United States dollars to pay dollar denominated expenses and the remeasurement of such balances into the Korean won at period end resulted in a gain as the Korean won depreciated in value as compared to the U.S. dollar. We are unable to predict the movement of the U.S. dollar against other currencies and if the U.S. dollar weakens against the Korea won, we may have to record losses.

Provision for Income Taxes. For the three and six months ended June 28, 2008 we have recorded provisions of $208,000 and $419,000 , respectively, compared to provisions of $45,000 and $90,000 , respectively, for the three and six month periods ended June 30, 2007. Our provision for income taxes is composed of our estimated alternative minimum tax liabilities on our domestic taxable earnings and estimated foreign taxes due on our on Korean subsidiary’s taxable earnings. The increase in our provision for income taxes for the six months ended June 28, 2008 as compared to the same period in the prior year is a result of an increase in our estimated foreign taxes.

Equity Loss in Unconsolidated Affiliate. For the three and six months ended June 28, 2008 and June 30, 2007, the equity losses in our unconsolidated affiliate are a result of our approximate 24.9% interest in the operating results of KoBrite.

Liquidity and Capital Resources

We have financed our operations primarily through public and private placements of our equity securities, research and development contract revenues, and sales of our III-V and CyberDisplay products. We believe our available cash resources will support our operations and capital needs for at least the next twelve months.

As of June 28, 2008 we had cash and equivalents and marketable securities of $81,816,547 and working capital of $107,557,003 compared to $93,304,317 and $107,931,341 , respectively, as of December 29, 2007. The change in cash and equivalents and marketable securities was primarily due to investments in capital equipment and other assets of approximately $2.3 million, purchasing notes receivable issued by an unconsolidated affiliate of $1.0 million and cash used in operations of $7.4 million.

We have a purchase and supply agreement with a significant HBT customer that expires in July 2010, excluding a last time buy option contained in the agreement. Under the terms of this agreement we have agreed to maintain capacity levels for manufacturing HBT wafers and we committed to a pricing schedule under certain circumstances. The agreement also requires us to give prior notice if we exit our HBT product line. In consideration for this agreement, the customer agreed to source 100% of its four-inch HBT wafer and the majority of its six-inch wafer needs from us subject to the customer’s right to source HBT wafers from other sources if we are unable to meet their requirements under certain circumstances. We agreed that failure to meet our supply obligations under the agreement would allow our customer to obtain court ordered specific performance and if we do not perform we could then be liable for monetary damages up to a maximum of $40.0 million.

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

As of June 28, 2008, we had substantial tax loss carry-forwards, which may be used to offset future federal taxable income. We may be subject to alternative minimum taxes, foreign taxes and state income taxes depending on our taxable income and sources of taxable income.

Recently Adopted Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157), which enhances existing guidance for measuring assets and liabilities at fair value. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. We adopted SFAS 157 on January 1, 2008, as required for our financial assets and financial liabilities. However, the FASB deferred the effective date of SFAS 157 for one year as it relates to fair value measurement requirements for nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value on a recurring basis. The adoption of SFAS 157 for our financial assets and financial liabilities did not have a material impact on our consolidated financial statements (See Note 2).

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). SFAS 159 permits an entity to choose, at specified election dates, to measure eligible financial instruments and certain other items at fair value that are not currently required to be measured at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods with those financial years. At the effective date, an entity may elect the fair value option for eligible items that exist at that date. The entity shall report the effect of the first remeasurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. We did not elect the fair value option for any of its eligible items as of June 28, 2008.

Accounting Pronouncements to be Adopted in the Future

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (SFAS 160). SFAS 160 amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for us on January 1, 2009, except for the presentation and disclosure requirements which will be applied retrospectively for all periods presented.

Also in December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (SFAS 141(R)). SFAS 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. It requires acquisition-related costs and restructuring costs that the acquirer expects but is not obligated to incur to be recognized separately from the acquisition. SFAS 141(R) modifies the criteria for the recognition of contingencies as of the acquisition date. It also provides guidance on subsequent accounting for acquired contingencies. SFAS 141(R) is effective for business acquisitions for which the acquisition date is on or after January 1, 2009.

Seasonality

The consumer markets we sell into are traditionally seasonal and we would expect that our third quarter would be our strongest sales quarter for sales of our display to customers who use them in consumer electronic applications, followed by our second quarter then our fourth quarter and our first quarter would be our lowest sales quarter. We anticipate lower sales in 2008, as compared to 2007, of our display products for Digital Still Camera applications. This may result in 2008 display revenues not matching historical trends. We also anticipate selling more display products for military applications which we would not expect to have the historical sales trends of our consumer oriented products. Depending upon the relative success of our consumer oriented products verses our military products our total display revenues may or may not have a seasonal trend. Our principle III-V product is our HBT transistors and revenues from the sales of HBT transistors has not demonstrated a seasonal pattern over the last two years.

Inflation

We do not believe inflationary forces materially affected our operations in the second quarter of fiscal year 2008.

Contractual Obligations

The following is a summary of our contractual payment obligations for operating leases as of June 28, 2008:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations	$4,537,456	$1,364,031	$2,256,264	$917,161	$—

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We invest our excess cash in high-quality government, government-backed and corporate debt instruments, which we believe bear lower levels of relative risk. We believe that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations, and cash flows should not be material to our cash flows or income. It is possible that interest rate movements would increase our unrecognized gain or loss on interest rate securities. Included in other assets is an equity investment in Micrel Semiconductor, Incorporated (Micrel) totaling approximately $1.8 million which is subject to changes in value because of either specific operating issues at Micrel or overall changes in the stock market. We are exposed to changes in foreign currency exchange rates primarily through our translation of our foreign subsidiary’s financial position, results of operations, and transaction gains and losses as a result of non-U.S. dollar denominated cash flows related to business activities in Asia, and remeasurement of United States dollars to the functional currency of our Kowon subsidiary. We do not currently hedge our foreign currency exchange rate risk. We estimate that any market risk associated with our international operations is unlikely to have a material adverse effect on our business, financial condition or results of operation. Our portfolio of marketable debt securities is subject to interest rate risk although our intent is to hold securities until maturity. The credit rating of our investments may be affected by the underlying financial health of the guarantors of our investments. We use Gallium Arsenide and Silicon wafers and demand is expected to grow due to new technologies such as solar cells. We do not enter into forward or futures hedging contracts.

Item 4. Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Act”)) as of June 28, 2008. Based on this evaluation, our CEO and CFO concluded that, as of June 28, 2008, our disclosure controls and procedures were not effective. This conclusion was based on the existence of the material weaknesses in our internal control over financial reporting previously disclosed and discussed below.

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 28, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

Class Action—On September 6, 2007, a complaint was filed against the Company and certain of its directors and officers in Superior Court, Bristol County, Massachusetts purportedly on behalf of a class of shareholders who held Kopin stock on September 6, 2007 (the “Securities Law Action”). The plaintiffs in this action assert claims arising under Delaware General Corporations Law § 211(c), alleging that the Company failed to hold an annual shareholder meeting within the past thirteen months. After the Company held a shareholder meeting on May 20, 2008, the plaintiffs agreed to dismiss their claims. The parties filed a Stipulation of Dismissal With Prejudice on July 25, 2008.

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

We may not be able to realize any profits under a multi-year supply agreement with a significant HBT customer. We previously disclosed that we had a supply agreement with a significant HBT customer which expired in July 2008. This agreement has been extended until July 2010 and the maximum monetary indemnity has been reduced from $45 million to $40 million. Accordingly, we have a supply agreement with a significant HBT customer that expires in July 2010, excluding a last buy option contained in the agreement. Under the terms of this agreement we have agreed to maintain capacity levels for manufacturing HBT wafers and we committed to a declining pricing schedule during the term of the agreement. The agreement also requires us to give prior notice if we exit our HBT product line. In consideration for this agreement the customer agreed to source 100% of its four-inch HBT wafer and the majority of its six-inch HBT wafer needs from us subject to the customer’s right to source HBT wafers from other sources if we are unable to meet its requirements under certain circumstances. We agreed that failure to meet our supply obligations under the agreement would allow our customer to obtain court ordered specific performance. If we do not perform we could then be liable for monetary damages up to a maximum of $40 million. The agreement obligates us to provide wafers at preset prices and as a result, our ability to make a profit under this agreement will be subject to fluctuations in the prices of raw materials, meeting customer wafer demand and to any increase in costs of goods or services required for us to perform under the agreement. If we are unable to manufacture the HBT wafers at a cost below these preset prices we may not be able to achieve or maintain profitability. There can be no assurance that this customer will agree to renew or extend our agreement when it is due to expire in which case we would potentially lose significant sales of our HBT products.

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

At June 28, 2008, we had an investment in a company with a carrying value of approximately $5.4 million, which is carried under the cost method. In addition, we loaned this company $1.0 million under a borrowing facility which provided for the company to borrow up to $1.0 million from us. In July 2008 we committed to loan and did loan this company another $500,000. Based on the rate that it uses its cash resources, it has less than twelve months of cash on hand. As a result of the limited cash resources and other factors we recorded an impairment of $0.7 million in the three month period ended June 28, 2008. The Board of Directors of the company is evaluating strategic alternatives for the company including raising additional financing and / or the sale of the company. If the company is unable to raise additional financing or execute other strategic alternatives we may have to write-off some or all of our investment of $4.7 million and our notes receivables of $1.5 million as of July 31, 2008.

At June 28, 2008, Kopin had an approximate 40% interest in Kopin Taiwan Corp (KTC), which is accounted for using the equity method and had a carrying value of $0. At June 28, 2008 Kopin had an approximate 24.9% interest in KoBrite which is accounted for using the equity method and had a carrying value of approximately $3.7 million. In addition, KTC has a 15% interest in KoBrite. KTC and KoBrite have entered into an agreement to merge the two companies subject to closing conditions, including governmental approvals. As of June 28, 2008 the government approvals had not been obtained and there is no assurance that the approvals will be obtained. KTC is having liquidity problems and if the merger does not take place KTC may be unable to continue operations. At June 28, 2008 Kopin was owed $1,885,000 from KTC and owed KTC approximately $1,196,000 . As a result of KTC’s liquidity issues, Kopin provided for an allowance for doubtful accounts for $685,000 which represents the net amount owed from KTC at June 28, 2008. At June 28, 2008, KTC has loans from banks which totaled approximately $2.5 million (NT $76.5 million) which are due in varying installments through 2010. Kopin is in negotiations to loan KTC amounts necessary to pay off some or all of its bank debt provided Kopin can obtain acceptable terms. In the event KTC is unsuccessful in resolving its liquidity issues Kopin may have to provide additional reserves against its receivables and any loans it makes to KTC, which would adversely affect our results of operations.

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

On May 20, 2008, the Company held its Annual Meeting of Stockholders to consider and vote upon the following two proposals:

(1)	A proposal to elect seven (7) directors of the Company to serve until the next Annual Meeting of Stockholders and until their successors are duly elected and qualified.

(2)	A proposal to ratify the appointment of Deloitte & Touche LLP as the Independent Registered Public Accounting Firm of the Company for the current fiscal year.

Results with respect to the voting on each of the proposals were as follows:

Proposal 1:

Director Nominee	For	Withheld Authority
John C.C. Fan	50,739,351	7,069,278

James K. Brewington	55,291,957	2,516,672

David E. Brook	34,328,869	23,479,760

Andrew H. Chapman	49,996,675	7,811,954

Morton Collins	49,995,365	7,813,264

Chi Chia Hsieh	50,886,255	6,922,374

Michael J. Landine	50,060,186	7,748,443

Proposal 2:

For	Against	Abstentions	Broker Non-Votes
52,404,741	4,799,061	604,827	0

None

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Amendment to Certificate of Incorporation (2)

3.3	Amendment to Certificate of Incorporation (2)

3.4	Second Amended and Restated By-laws (3)

10.1	Form of Option Surrender Agreement

31.1	Certificate of John C.C. Fan, Chief Executive Officer of the Registrant, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

31.2	Certificate of Richard A. Sneider, Chief Financial Officer of the Registrant, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.1	Certificate of John C.C. Fan, Chief Executive Officer of the Registrant, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2	Certificate of Richard A. Sneider, Chief Financial Officer of the Registrant, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

(1)	Filed as an exhibit to Registration Statement on Form S-1, File No. 33-57450, and incorporated herein by reference
(2)	Filed as an exhibit to Quarterly Report on Form 10-Q for the quarterly period July 1, 2000 and incorporated by reference herein
(3)	Filed as an exhibit to Annual Report on Form 8-K on October 9, 2001 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KOPIN CORPORATION (Registrant)

Date: August 6, 2008	By:	/s/ JOHN C.C. FAN
John C.C. Fan
President, Chief Executive Officer and
Chairman of the Board of Directors
(Principal Executive Officer)

Date: August 6, 2008	By:	/s/ RICHARD A. SNEIDER
Richard A. Sneider
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)