Form 10-K/A
period 2007-12-29
KOPIN CORP
filed 2008-09-26
CIK 771266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period              to

Commission file number 0-19882

KOPIN CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Delaware	04-2833935
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 John Hancock Rd., Taunton, MA	02780-1042
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(508) 824-6696
Securities registered pursuant to Section 12(b) of the Act:	None
Securities registered pursuant to Section 12(g) of the Act:	Common Stock, par value $.01 per share (Title of Class)
Name of Each Exchange on Which Registered	NASDAQ Global Market

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. (Check one):

Larger accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 30, 2007 (the last business day of the most recent second fiscal quarter) the aggregate market value of outstanding shares of voting stock held by non-affiliates of the registrant was $310,387,176.

As of March 21, 2008, 71,935,948 shares of the registrant’s Common Stock, par value $.01 per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by this Form 10-K/A is incorporated herein by reference from our Proxy Statement relating to our Annual Meeting of Shareholders to be held on or about May 20, 2008.

Explanatory Note

This amendment to Kopin Corporation’s 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2008, is made to include the unaudited 2007 financial statements of KoBrite Corporation, an approximate 28% owned unconsolidated subsidiary of Kopin.

In accordance with Rule 12b-15 promulgated under the Securities Exchange Act of 1934, the complete text of Item 15, as amended, is included herein. However, other than the inclusion of the Financial Statements of KoBrite Corporation, a signature page, the consent of Independent Auditors, and certifications required to be filed as exhibits hereto, no changes to any financial statements in the 10-K have been made.

Item 15.	Exhibits and Financial Statement Schedules

(a) Documents filed as part of the Report:

(1) Consolidated Financial Statements of Kopin Corporation*:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Comprehensive Income (Loss)

Consolidated Statements of Stockholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(2) Financial Statement Schedules:

Schedule II—Valuation and Qualifying Accounts

Schedules other than the one listed above have been omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements or the notes thereto.

(3) Exhibits

3.1	Amended and Restated Certificate of Incorporation	(2)

3.2	Amendment to Certificate of Incorporation	(7)

3.3	Amendment to Certificate of Incorporation	(7)

3.4	Third Amended and Restated By-laws	(10)

4	Specimen Certificate of Common Stock	(1)

*	The Financial Statement, Schedules and Report of Independent Registered Public Accounting Firm (Report) were filed on March 17, 2008 with the Form 10-K to which this Form 10-K/A amends.

10.1	Form of Employee Agreement with Respect to Inventions and Proprietary Information	(1)

10.2	1985 Incentive Stock Option Plan, as amended	(1	)*

10.3	Amended and Restated 1992 Stock Option Plan	(2	)*

10.4	1992 Stock Option Plan Amendment	(7	)*

10.5	1992 Stock Option Plan Amendment	(8	)*

10.6	Kopin Corporation 2001 Equity Incentive Plan	(9	)*

10.7	Kopin Corporation 2001 Equity Incentive Plan Amendment	(12	)*

10.8	Kopin Corporation 2001 Equity Incentive Plan Amendment	(13	)*

10.9	Kopin Corporation 2001 Equity Incentive Plan Amendment	(14	)*

10.10	Kopin Corporation 2001 Supplemental Equity Incentive Plan	(8	)*

10.11	Form of Key Employee Stock Purchase Agreement	(1	)*

10.12	License Agreement by and between the Company and Massachusetts Institute of Technology dated April 22, 1985, as amended	(1)

10.13	Facility Lease, by and between the Company and Massachusetts Technology Park Corporation, dated October 15, 1993	(3)

10.14	Master Sublease—Purchase Agreement, by and between the Company and Massachusetts Industrial Finance Agency, dated June 23, 1994	(4)

10.15	Contract by and between the Company and the United States Department of Commerce, dated April 25, 1995	(5)

10.16	Cooperative Research and Development Agreement, by and between the Company and Massachusetts Institute of Technology Lincoln Laboratory, dated June 21, 1995 (confidential portions on file with the Commission)	(5)

10.17	Letter Agreement, by and between the Company and United Microelectronics Corporation, dated November 29, 1995 (confidential portions on file with the Commission)	(5)

10.18	Joint Venture Agreement, by and among the Company, Kowon Technology Co., Ltd., and Korean Investors, dated as of March 3, 1998	(6)

10.19	Fifth Amended and Restated Employment Agreement between the Company and Dr. John C.C. Fan, dated as of February 20, 2004	(11	)*

10.20	Kopin Corporation Fiscal Year 2005 Cash Bonus Plan	(15	)*

10.21	Joint Venture Agreement for Kopin Corporation, Bright LED and KTC, dated November 12, 2004	(15)

10.22	Kopin Corporation Form of Stock Option Agreement under 2001 Equity Incentive Plan	(15	)*

10.23	Kopin Corporation 2001 Equity Incentive Plan Form of Restricted Stock Purchase Agreement	(15	)*

10.24	Kopin Corporation Fiscal Year 2006 Cash Bonus Plan	(16	)*

21.1	Subsidiaries of Kopin Corporation	(16	)*

23.1	Consent of Independent Registered Public Accounting Firm	(16	)*

23.2	Consent of Independent Auditors

31.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Audited Financial Statements of KoBrite Corp. and subsidiary for year ended December 31, 2006 and unaudited financial statements for the year ended December 31, 2005.

99.2	Unaudited financial statements of KoBrite Corp. for the year ended December 31, 2007.

*	Management contract or compensatory plan required to be filed as an Exhibit to this Form 10-K.
(1)	Filed as an exhibit to Registration Statement on Form S-1, File No. 33-45853, and incorporated herein by reference.
(2)	Filed as an exhibit to Registration Statement on Form S-1, File No. 33-57450, and incorporated herein by reference.
(3)	Filed as an exhibit to Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference.
(4)	Filed as an exhibit to Quarterly Report on Form 10-Q for the quarterly period ended July 2, 1994 and incorporated herein by reference.
(5)	Filed as an exhibit to Annual Report on Form 10-K for the fiscal year ended December 31, 1995 and incorporated herein by reference.
(6)	Filed as an exhibit to Annual Report on Form 10-Q for the quarterly period ended June 27, 1998 and incorporated herein by reference.
(7)	Filed as an exhibit to Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2000 and incorporated herein by reference.
(8)	Filed as an exhibit to Registration Statement on Form S-8 and incorporated herein by reference.
(9)	Filed as an appendix to Proxy Statement filed on April 20, 2001 and incorporated herein by reference.
(10)	Filed as an exhibit to Current Report on Form 8-K filed on October 9, 2007 and incorporated herein by reference.
(11)	Filed as an exhibit to Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference.
(12)	Filed as an exhibit to Registration Statement on Form S-8 filed on August 16, 2002 and incorporated herein by reference.
(13)	Filed as an exhibit to Registration Statement on Form S-8 filed on March 15, 2004 and incorporated herein by reference.
(14)	Filed as an exhibit to Registration Statement on Form S-8 filed on May 10, 2004 and incorporated herein by reference.
(15)	Filed as an exhibit to Annual Report on Form 10-K for the fiscal year ended December 25, 2004 and incorporated herein by reference.
(16)	Filed as an exhibit to Annual Report on Form 10-K for the fiscal year ended December 29, 2007 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

September 26, 2008

KOPIN CORPORATION

	By:	/S/ JOHN C.C. FAN
John C.C. Fan Chairman of the Board, Chief Executive Officer, President and Director

5