Form 10-Q
period 2008-09-27
KOPIN CORP
filed 2008-11-06
CIK 771266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 27, 2008

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

Large Accelerated Filer  ☐            Accelerated Filer  ☒            Non-Accelerated Filer  ☐            Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 31, 2008
Common Stock, par value $.01	67,796,567

Kopin Corporation

Part 1: FINANCIAL STATEMENTS

Item 1:	Condensed Consolidated Financial Statements

KOPIN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 27, 2008	December 29, 2007
ASSETS
Current assets:
Cash and equivalents	$42,027,317	$30,748,060
Marketable securities, at fair value	49,940,927	62,556,257
Accounts receivable, net of allowance of $572,000 and $708,000 in 2008 and 2007, respectively	13,368,293	10,600,794
Accounts receivable from unconsolidated affiliates, net of allowance of $813,000 and $0 in 2008 and 2007, respectively	5,107,942	3,621,463
Notes receivable from unconsolidated affiliates	1,510,677	—
Unbilled receivables	2,088,104	905,151
Inventory	13,987,264	16,732,060
Prepaid taxes	350,262	874,807
Prepaid expenses and other current assets	2,035,536	1,107,151

Total current assets	130,416,322	127,145,743
Property, plant and equipment	20,577,427	21,927,061
Other assets	9,301,579	11,981,173

Total assets	$160,295,328	$161,053,977

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,606,144	$10,295,340
Accounts payable to unconsolidated affiliate	1,373,936	2,084,491
Accrued payroll and expenses	3,271,022	2,926,176
Accrued warranty	1,250,000	1,030,000
Billings in excess of revenue earned	2,600,378	173,851
Other accrued liabilities	2,855,472	2,704,544

Total current liabilities	19,956,952	19,214,402
Asset retirement obligations	857,923	805,797
Minority interest in subsidiary	3,084,449	3,549,369
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock	714,120	713,574
Additional paid-in capital	309,543,036	307,900,357
Treasury stock	(14,552,865)	(14,552,865)
Accumulated other comprehensive income	261,340	3,767,256
Accumulated deficit	(159,569,627)	(160,343,913)

Total stockholders’ equity	136,396,004	137,484,409

Total liabilities and stockholders’ equity	$160,295,328	$161,053,977

See notes to condensed consolidated financial statements

KOPIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Revenues:
Net product revenues	$29,340,077	$27,623,349	$80,507,309	$66,778,337
Research and development revenues	1,368,455	1,597,158	5,205,865	2,441,680

	30,708,532	29,220,507	85,713,174	69,220,017
Expenses:
Cost of product revenues	19,415,672	22,654,347	58,423,275	56,694,806
Research and development	4,067,830	2,994,122	12,854,308	8,165,772
Selling, general, and administration	4,006,345	4,249,112	12,904,325	13,621,303

	27,489,847	29,897,581	84,181,908	78,481,881

Income (loss) from operations	3,218,685	(677,074)	1,531,266	(9,261,864)
Other income and expense:
Interest income	715,181	1,099,818	2,474,938	3,413,832
Other income	—	31,574	92,872	76,653
Impairment on loan to unconsolidated affiliate	(75,725)	—	(75,725)	—
Impairment of investment in Kenet	(1,990,645)	—	(2,690,645)	—
Impairment of marketable debt securities	(462,350)	—	(462,350)	—
Foreign currency gains (losses)	1,168,966	(53,464)	1,944,426	(72,265)
Interest and other expense	(10,918)	(8,837)	(29,060)	(52,518)

	(655,491)	1,069,091	1,254,456	3,365,702

Income (loss) before tax provision, minority interest in income of subsidiary and equity losses in unconsolidated affiliates	2,563,194	392,017	2,785,722	(5,896,162)
Tax provision	(390,000)	(418,349)	(809,000)	(508,707)

Income (loss) before minority interest in income of subsidiary and equity losses in unconsolidated affiliates	2,173,194	(26,332)	1,976,722	(6,404,869)
Minority interest in income of subsidiary	(235,154)	(247,199)	(596,799)	(232,661)
Equity losses in unconsolidated affiliates	(439,736)	(113,637)	(605,637)	(200,078)

Net income (loss)	$1,498,304	$(387,168)	$774,286	$(6,837,608)

Net income (loss) per share
Basic	$0.02	$(0.01)	$0.01	$(0.10)

Diluted	$0.02	$(0.01)	$0.01	$(0.10)

Weighted average number of common shares outstanding:
Basic	67,774,347	67,547,233	67,749,273	67,513,821

Diluted	68,528,182	67,547,233	68,002,211	67,513,821

KOPIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Net income (loss)	$1,498,304	$(387,168)	$774,286	$(6,837,608)
Foreign currency translation adjustments	(2,084,518)	471,259	(3,808,549)	671,329
Unrealized holding gain on marketable securities	221,229	504,637	323,454	683,647
Reclassifications of gains in net loss	(16,718)	—	(20,819)	—

Comprehensive (loss) income	$(381,703)	$588,728	$(2,731,628)	$(5,482,632)

See notes to condensed consolidated financial statements

KOPIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 27, 2008	September 29, 2007
Cash flows from operating activities:
Net income (loss)	$774,283	$(6,837,608)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,956,945	2,560,293
Amortization of premium on marketable debt securities	126,536	152,076
Stock-based compensation	1,725,811	1,815,401
Minority interest in income of subsidiary	596,799	232,661
Equity losses in unconsolidated affiliates	605,637	200,078
Foreign currency (gains) losses	(1,944,426)	—
Change in allowance for bad debt	676,367	16,600
Impairment on unconsolidated affiliates and marketable debt securities	3,228,720	—
Non cash change in estimates	(121,611)	—
Changes in assets and liabilities:
Accounts receivable	(7,723,494)	(3,306,949)
Inventory	2,485,212	(5,851,513)
Prepaid expenses and other current assets	(569,726)	(1,106,616)
Accounts payable and accrued expenses	(893,573)	6,179,672
Billings in excess of revenue earned	2,426,527	241,495

Net cash provided by (used in) operating activities	5,350,010	(5,704,410)

Cash flows from investing activities:
Proceeds from sale of marketable securities	36,781,194	14,400,405
Purchase of marketable securities	(24,603,656)	(11,165,588)
Loans to unconsolidated affiliates	(2,041,021)	—
Other assets	(31,578)	(22,737)
Capital expenditures	(2,843,778)	(5,722,840)

Net cash provided by (used in) investing activities	7,261,161	(2,510,760)

Cash flows from financing activities:
Proceeds from exercise of stock options	131,485	279,878

Net cash provided by financing activities	131,485	279,878

Effect of exchange rate changes on cash	(1,463,399)	330,164

Net increase (decrease) in cash and equivalents	11,279,257	(7,605,128)
Cash and equivalents:
Beginning of period	30,748,060	27,907,656

End of period	$42,027,317	$20,302,528

Supplemental disclosure of cash flow information:
Income taxes paid	$193,000	$90,000

Supplemental schedule of noncash investing activities:
Construction in progress included in accrued expenses	$504,000	$840,000

See notes to condensed consolidated financial statements

KOPIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The condensed consolidated financial statements for the three and nine months ended September 27, 2008 and September 29, 2007 are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. All such adjustments are of a normal recurring nature.

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

2. MARKETABLE SECURITIES

The Company’s marketable debt securities consist primarily of commercial paper, medium-term corporate notes, and United States government and agency backed securities. The Company classifies marketable equity and debt securities as available-for-sale and accordingly carries them at fair value. The net unrealized holding losses, recorded in accumulated other comprehensive income, for available-for-sale marketable debt securities at September 27, 2008 and December 29, 2007 were $50,620 and $201,715, respectively. The Company records the amortization of premium and accretion of discounts on marketable debt securities in the results of operations.

Investments in available-for-sale marketable debt securities are as follows at September 27, 2008 and December 29, 2007:

	Amortized Cost		Unrealized Gains		Unrealized Losses		Fair Value
	2008	2007	2008	2007	2008	2007	2008	2007
U.S. government and agency backed securities	$32,033,345	$41,438,125	$217,497	$76,620	$—	$—	$32,250,842	$41,514,745
Corporate debt	17,958,845	21,319,847	—	—	268,760	278,335	17,690,085	21,041,512

Total	$49,992,190	$62,757,972	$217,497	$76,620	$268,760	$278,335	$49,940,927	$62,556,257

The contractual maturity of the Company’s marketable debt securities is as follows at September 27, 2008:

	Less than One year	One to Five years	Greater than Five years	Total
U.S. government and agency backed securities	$12,644,690	$16,101,317	$3,504,835	$32,250,842
Corporate debt	2,525,000	4,614,920	10,550,165	17,690,085

Total	$15,169,690	$20,716,237	$14,055,000	$49,940,927

The Company uses the specific identification method as a basis for determining cost and calculating realized gains and losses. For the nine months ended September 27, 2008 the Company had $38,463 and ($20,084) in gross realized gains and (losses), respectively, on sales of its available-for-sale securities as compared to gross realized gains and (losses) of $4,074 and ($3,598), respectively, for the nine months ended September 29, 2007. Unrealized losses from U.S. government and agency issued securities are primarily attributable to changes in interest rates.

Included in Other Income and Expense is an impairment charge on investments in corporate debt instruments of $462,350. These are Floating Rate Notes whose maturity is over multiple years but whose interest rate is reset every three months based on then current three month London Interbank Offering Rate (3 month LIBOR). The Company determines the fair market values of these corporate debt instruments through the use of a model which incorporates the 3 month LIBOR and the credit default swap rate of the issuer. After the fair market value of these corporate debt instruments is computed under this method it is compared to the bid and ask price spread of same or similar investments which are traded on several markets. The bid and ask prices for the corporate debt instruments are not the sole input in determining the fair market value of the instruments because the spreads between the bid and ask prices have been increasing, which indicates that they may not reflect an accurate measure of fair market value. The impairment of $462,350 represents the difference between the acquisition cost of the corporate debt instrument and the computation of the fair market value of the investments for all corporate debt instruments whose acquisition cost has exceeded their computed fair market value for 12 months or for which other indicators of impairment exist. The Company currently has $273,375 of unrealized losses for corporate debt instruments whose acquisition cost has exceeded their computed fair market value for 9 months. We have not recorded an other-than temporary impairment charge on these securities.

3. FAIR VALUE MEASUREMENTS

On December 30, 2007, the Company adopted Statement of Financial Accounting Standards (SFAS) “Fair Value Measurements” (SFAS 157). This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Under SFAS 157 the fair value of investments are categorized by the method by which their fair value is computed. The three categories are defined as Level 1, Level 2 and Level 3. An investment is categorized as Level 1 when its fair value is based on unadjusted quoted prices in active markets for identical assets that the Company has the ability to access at the measurement date. An investment is categorized as Level 2 if its fair market value is based on quoted market prices for similar assets in active markets, quoted prices for identical or similar assets in markets that are not active, based on observable inputs such as interest rates, yield curves, or derived from or corroborated by observable market data by correlation or other means. An investment is categorized as Level 3 if its fair value is based on assumptions developed by the Company about what a market participant would use in pricing the assets.

The following table details the fair value measurements within the fair value hierarchy of the Company’s financial assets:

		Fair Value Measurement at September 27, 2008 Using:
		Level 1	Level 2	Level 3
U.S. Government Securities	$32,250,842	$32,250,842	$—	$—
Corporate Debt	17,690,085	—	17,690,085	—
Micrel, Inc.	1,840,712	1,840,712	—	—
Kenet	2,705,260	—	—	2,705,260

	$54,486,899	$34,091,554	$17,690,085	$2,705,260

In the second and third quarters of 2008, the Company reviewed the carrying value of its cost method investment in Kenet and recorded impairment charges of $0.7 million and $2.0 million respectively. On October 3, 2008 the Company sold this investment. (See note 7)

The following table summarizes changes to the carrying amount of this investment during the three months ended September 27, 2008.

In millions
Balance at June 28, 2008	$4.7
Less: other-than-temporary impairment	2.0

Balance at September 27, 2008	$2.7

4. INVENTORY

Inventory is stated at the lower of cost (determined on the first-in, first-out or specific identification method) or market and consists of the following at September 27, 2008 and December 29, 2007:

	September 27, 2008	December 29, 2007
Raw materials	$6,715,962	$9,463,478
Work-in-process	3,766,777	3,447,661
Finished goods	3,504,525	3,820,921

	$13,987,264	$16,732,060

5. NET INCOME (LOSS) PER SHARE

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

Weighted average common shares outstanding used to calculate earnings per share are as follows:

	September 27, 2008	September 29, 2007
Weighted average common shares outstanding—basic	67,749,273	67,513,821
Stock options and nonvested restricted common stock	252,938	—

Weighted average common shares outstanding—diluted	68,002,211	67,513,821

The following were not included in weighted average common shares outstanding- diluted because they are anti-dilutive:

	September 27, 2008	September 29, 2007
Nonvested restricted common stock	553,249	856,625
Stock options	5,963,906	6,934,124

Total	6,517,155	7,790,749

6. STOCK BASED COMPENSATION

A summary of award activity under the stock option plans as of September 27, 2008 and changes during the nine month period is as follows:

	Nine Months Ended September 27, 2008
	Shares	Weighted Average Exercise Price
Balance, December 29, 2007	6,858,322	$11.69
Options granted	—
Options forfeited	(847,863)	11.77
Options exercised	(44,053)	2.98

Balance, September 27, 2008	5,966,406	$11.58

Exercisable, September 27, 2008	5,846,026	$11.72

The following table summarizes information about stock options outstanding and exercisable at September 27, 2008:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.01—$ 3.55	222,026	5.23	$3.33	190,776	$3.30
$ 3.75—$ 4.97	1,317,220	5.27	4.47	1,253,090	4.51
$ 5.00—$ 9.95	1,288,746	4.82	6.03	1,288,746	6.03
$10.00—$13.00	1,483,670	3.36	11.28	1,458,670	11.30
$14.31—$44.88	1,654,744	2.63	22.95	1,654,744	22.95

	5,966,406	3.97	$11.58	5,846,026	$11.72

Aggregate intrinsic value on September 27, 2008	$8,958			$8,958

A summary of options vested and expected to vest at September 27, 2008 is as follows:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options vested, at period end	5,846,026	$11.72	$8,958
Options expected to vest, at period end	120,380	4.98	—

Options vested and expected to vest	5,966,406	$11.58	$8,958

During the three months ended September 27, 2008 the Company purchased and cancelled under a tender offer 197,218 options from employees. Had these options not been purchased by the Company they may have resulted in excise taxes for the employees and reporting requirements for the Company under section 409(A) of the Internal Revenue code. The Company paid approximately $180,000 for these options which represented the fair market value of the options as determined through the use of the Black-Scholes-Merton option-pricing model.

A summary of the activity for nonvested restricted common stock awards as of September 27, 2008 and changes during the nine months then ended is presented below:

	Shares	Weighted Average Grant Fair Value
Balance, December 29, 2007	578,512	$3.86
Granted	1,395,016	2.76
Forfeited	(1,763)	3.97
Vested	(23,500)	3.36

Balance, September 27, 2008	1,948,265	$3.08

The following table summarizes stock-based compensation expense related to employee stock options and nonvested restricted common stock awards for the nine months ended September 27, 2008 and September 29, 2007 (no tax benefits were recognized):

	Nine Months Ended
	September 27, 2008	September 29, 2007
Cost of product revenues	$415,000	$406,000
Research and development	258,000	183,000
Selling, general, and administrative	1,053,000	1,226,000

Total	$1,726,000	$1,815,000

The total unrecognized compensation cost related to nonvested restricted common stock awards is expected to be recognized over a weighted average period of two years. The total unrecognized compensation cost is as follows at September 27, 2008:

Stock option awards	$112,462
Nonvested stock awards	3,045,791

$3,158,253

7. OTHER ASSETS AND AMOUNTS DUE FROM UNCONSOLIDATED AFFILIATES

Marketable Equity Security

As of September 27, 2008, the Company held approximately 200,000 shares of Micrel Semiconductor, Inc. (Micrel) common stock as available-for-sale with a market value of approximately $1,840,712 and an adjusted cost basis of approximately $1,689,171.

Non-Marketable Securities – Equity Method Investments

Equity earnings (losses) in unconsolidated affiliates consisted of the following:

	Three months ended		Nine Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Kopin Taiwan Corp.	($454,619)	—	($454,619)	—
KoBrite	14,883	($113,637)	($151,018)	($200,078)

Total	($439,736)	($113,637)	($605,637)	($200,078)

At September 27, 2008, the Company had an approximate 40% equity interest in Kopin Taiwan Corp (KTC), which is accounted for using the equity method and had a carrying value of $0. The Company has manufactured products for KTC to sell to their customers and KTC manufactures products for the Company to sell to its customers. In addition, the Company provides technical services to KTC and sells raw substrates to KTC. KTC has been incurring operating losses and as a result has been experiencing cash flow problems. KTC is currently restructuring its operations, which includes plans to exit unprofitable product lines and lower overhead costs. KTC has been financing its operations through loans from banks which have begun to mature. In order to support KTC’s operations the Company and KTC entered into a loan agreement on October 8, 2008, wherein the Company agreed to make loans to KTC through November 15, 2008 for up to $2 million. Loans made under this agreement may only be used to repay previously existing bank loans. Any loans made are due and payable on December 27, 2008. The loans bear interest on a quarterly basis at the three month London Interbank Offering rate on the date the loan is made. The loans have either a first or third lien position on certain manufacturing equipment and the building of KTC. Before the loan agreement was entered into, the Company had made advance payments to KTC of $541,000 as of September 27, 2008, which were recorded under the loan agreement in October 2008. In addition, in October 2008 the Company loaned KTC an additional $500,000 under the loan agreement. During the three months ended September 27, 2008 the Company reviewed the collectability of the $541,000 advanced to KTC and recorded a loan loss reserve of $76,000. In addition, under EITF 98-13 “Accounting by an Equity Method Investor for Investee Losses When the Investor Has Loans to and Investments in Other Securities of the Investee”, the Company resumed the equity method of accounting and as a result recorded equity losses of $455,000 for the three and nine months ended September 27, 2008. The net amount of $10,000 is recorded in “Notes receivable from unconsolidated affiliates” on the Condensed Consolidated Balance Sheet at September 27, 2008.

In the three months ended June 28, 2008 and September 27, 2008 the Company recorded expenses of $685,000 and $128,000, respectively, for a total allowance of doubtful accounts at September 27, 2008 of $813,000. This allowance for doubtful account represents the net difference between the amounts the Company was owed from KTC for trade accounts receivables and the amounts the Company owed KTC for trade accounts payables at September 27, 2008.

For the three and nine months ended September 27, 2008 and September 29, 2007 the Company had no product sales to KTC. For the three and nine months ended September 27, 2008, the Company had purchases from KTC of approximately $673,000 and $2,956,000 , respectively, as compared to approximately $988,000 and $3,458,000 for the three and nine months ended September 29, 2007, respectively.

One of the Company’s Directors is chairman of KTC and owns approximately 1.0% of the outstanding common stock of KTC.

The Company has accumulated a 27.6% interest in KoBrite. The Company accounts for its ownership interest in KoBrite using the equity method and at September 27, 2008, the carrying value of its investment was approximately $3.7 million. KoBrite’s results are recorded one quarter in arrears from the Company’s. During the three and nine months ended September 27, 2008, the Company recorded gains (losses) of approximately $15,000 and ($151,000), respectively, as compared to the three and nine months ended September 29, 2007, when the Company recorded losses of approximately ($114,000) and, ($200,000) respectively. In June 2008, one of the Company’s Directors, who is also the chairman of KTC, was elected to the Board of Directors of Bright LED, one of the principle investors of KoBrite.

In 2007, KTC and KoBrite entered into an agreement to merge the two companies subject to conditions of closing. During the three months ended September 27, 2008, KTC and KoBrite decided not to merge the companies.

Non-Marketable Securities – Cost Method Investments

At September 27, 2008, the Company had an investment in Advanced Wireless Semiconductor Company (AWSC), with a carrying value of $774,588, which the Company accounts for on the cost basis. One of the Company’s Directors is a director of AWSC and several directors and officers own amounts ranging from 0.1% to 0.5% of the outstanding stock of AWSC.

At September 27, 2008, the Company had made both equity and debt investments in Kenet, Inc. (Kenet) totaling $6.9 million. During the nine months ended September 27, 2008 the Company recorded impairment charges of $2.7 million against this investment.

On October 3, 2008, all of the outstanding common stock and assets of Kenet were sold for approximately $21.6 million net of payments to employees and transaction expenses (Proceeds). Of the $21.6 million Proceeds, $2.4 million was withheld in escrow subject to certain release conditions (Net Proceeds). The acquisition agreement also provides for former shareholders of Kenet to earn up to an additional $14.0 million based on the sales of Kenet products during the period January 3, 2009 and July 3, 2010 (Contingent Consideration). Kopin will record any additional amounts to be received from the escrow or Contingent Consideration when such amounts have been agreed to by the parties of the Kenet sale. Kopin’s portion of the Net Proceeds and the amount of impairment on the investment are as follows:

Kopin portion of Net Proceeds		$4,205,260
Kopin Investments
Notes receivable	$1,500,000
Equity Investments	5,395,905	6,895,905

Total Impairment recorded for nine months ended September 27, 2008		($2,690,645)
Impairment recorded in three and six months ended June 28, 2008		(700,000)

Impairment recorded in three months ended September 27, 2008		($1,990,645)

The Company’s Chief Executive Officer is a founder and board member of Kenet and owned approximately 2.3%. Certain directors and an officer of the Company have also invested in Kenet preferred stock and their ownership ranges from 0.1% to 1.0%. The Company’s officers and directors all incurred losses on their investments in Kenet, the amounts of which depended on the class of preferred stock they acquired.

Amounts Due from Affiliates

Related party receivables, net of allowance of $813,000 and $0 in 2008 and 2007, respectively, at September 27, 2008 and December 29, 2007 approximate the following amounts:

	September 27, 2008	December 29, 2007
Advanced Wireless Semiconductor	$3,734,000	$1,686,000
Kopin Taiwan Corporation	1,374,000	1,935,000

Accounts receivable from unconsolidated affiliates	$5,108,000	$3,621,000

Amounts Due to Affiliate

Related party payables at September 27, 2008 and December 29, 2007 approximate the following amounts:

	September 27, 2008	December 29, 2007
Kopin Taiwan Corporation	$1,374,000	$2,084,000

Accounts payable to unconsolidated affiliate	$1,374,000	$2,084,000

Summarized aggregate financial information for KTC for the three and nine months ended September 30, 2008 and KoBrite for the three and nine months ended June 30, 2008 is provided in the table below. The three and nine months ended September 30, 2007, includes the financial information for KTC for that period and the financial information for KoBrite for the three and nine months ended June 30, 2007.

	Three Months Ended		Nine Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Revenue	$3,324,000	$3,761,000	$10,269,000	$11,965,000
Gross margin	(41,000)	370,000	(543,000)	(103,000)
Loss from operations	(1,068,000)	(80,000)	(2,949,000)	(2,182,000)
Net loss	$(1,126,000)	$(294,000)	$(3,156,000)	$(2,449,000)

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

	Nine Months Ended
	September 27, 2008	September 29, 2007
Beginning Balance	$1,030,000	$1,030,000
Additions	1,194,000	628,000
Claims and reversals	(974,000)	(628,000)

Ending Balance	$1,250,000	$1,030,000

9. INCOME TAXES

As of September 27, 2008, the Company has available for tax purposes $90.0 million federal net operating loss carryforwards expiring through the year 2027. The Company has recognized a full valuation allowance for its net deferred tax assets for entities in the United States tax jurisdictions due to the uncertainty of realization of such assets.

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

The Company operates in two reportable segments, Kopin U.S., which includes the operations in the United States and the Company’s equity method investments, and Kowon. The following table presents the Company’s reportable segment results for the three and nine month periods ended September 27, 2008 and September 29, 2007:

	Kopin U.S.	Kowon	Adjustments	Total
Three Months Ended
September 27, 2008
Revenues	$28,734,000	$6,111,000	$(4,136,000)	$30,709,000
Net income	374,000	1,115,000	9,000	1,498,000
September 29, 2007
Revenues	$27,368,000	$12,423,000	$(10,570,000)	$29,221,000
Net (loss) income	(1,298,000)	902,000	9,000	(387,000)
Nine Months Ended
September 27, 2008
Revenues	$80,970,000	$17,451,000	$(12,708,000)	$85,713,000
Net (loss) income	(1,437,000)	2,184,000	27,000	774,000
Total assets	146,022,000	20,358,000	(6,085,000)	160,295,000
Long lived assets	17,559,000	3,022,000	(4,000)	20,577,000
September 29, 2007
Revenues	$64,983,000	$24,211,000	$(19,974,000)	$69,220,000
Net (loss) income	(7,740,000)	874,000	28,000	(6,838,000)
Total assets	150,612,000	26,103,000	(12,161,000)	164,554,000
Long lived assets	17,373,000	4,107,000	(3,000)	21,477,000

The adjustments to reconcile to the consolidated financial statements’ total revenue, net income (loss) and total assets include the elimination of intercompany sales, minority interest in income of subsidiary and intercompany receivables.

During the three and nine months ended September 27, 2008 and September 29, 2007, the Company derived its sales from the following geographies (as a percentage of net sales):

	Three Months Ended		Nine Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Asia-Pacific	28%	50%	32%	46%
Americas	72%	50%	68%	54%

Total Revenues	100%	100%	100%	100%

During the three and nine months ended September 27, 2008 and September 29, 2007, revenues by product group consisted of approximately the following:

	Three Months Ended		Nine Months Ended
Revenues (in millions):	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Cyber Display	$18.9	$18.1	$49.6	$37.8
III-V	11.8	11.1	36.1	31.4

Total revenues	$30.7	$29.2	$85.7	$69.2

11. LITIGATION

The Company is engaged in legal proceedings arising in the ordinary course of business. Management believes the ultimate outcome of these currently on-going proceedings will not have a material adverse impact on the Company’s consolidated financial position, results of operations or cash flows.

12. RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurements” (SFAS 157) which enhances existing guidance for measuring assets and liabilities at fair value. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. The Company adopted SFAS No. 157 on January 1, 2008, as required for its financial assets and financial liabilities. However, the FASB deferred the effective date of SFAS 157 for one year as it relates to fair value measurement requirements for nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value on a recurring basis. The adoption of SFAS 157 for the Company’s financial assets and financial liabilities did not have a material impact on its consolidated financial statements (See Note 2).

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). SFAS 159 permits an entity to choose, at specified election dates, to measure eligible financial instruments and certain other items at fair value that are not currently required to be measured at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods with those financial years. At the effective date, an entity may elect the fair value option for eligible items that exist at that date. The entity shall report the effect of the first remeasurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. The Company did not elect the fair value option for any of its eligible items as of December 29, 2007.

Accounting Pronouncements to be Adopted in the Future

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements” (SFAS 160). SFAS 160 amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for the Company on January 1, 2009, except for the presentation and disclosure requirements which will be applied retrospectively for all periods presented. The Company is currently evaluating the impact of SFAS 160.

Also in December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (SFAS 141(R)). SFAS 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. It requires acquisition-related costs and restructuring costs that the acquirer expects but is not obligated to incur to be recognized separately from the acquisition. SFAS 141(R) modifies the criteria for the recognition of contingencies as of the acquisition date. It also provides guidance on subsequent accounting for acquired contingencies. SFAS 141(R) is effective for business acquisitions for which the acquisition date is on or after January 1, 2009. The Company is currently evaluating the impact of SFAS 141(R).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995, including without limitation statements made relating to our belief that revenue increases are a result of growth in the wireless cell phone market; our expectation that industry will migrate to six inch wafers over the next several years; our expectation that if we are unable to get our reactors qualified by our largest customer and other customers, or if we can not manufacture on six inch wafers in a cost effective manner, that our revenues and results of operations will decline significantly; our expectation that if we are unable to raise the prices of our fixed focus EVF products, or if we discontinue selling these products, our revenues may decline; our expectation that sales of our products to customers who use them for military applications will increase; our expectation that revenue and our ability to achieve profitability may decline if the military TWS Bridge program is cancelled or a fewer than expected number of units are purchased; our expectation that the price of certain of our products will decline in fiscal year 2008; our expectation that our manufacturing efficiencies typically decline when we introduce a new display product into volume production; our strategy to increase gross margins in 2008 through increased sales of higher margin product, increased prices of certain products, negotiating lower raw material prices, increased manufacturing efficiencies, and possibly discontinue selling certain products; our expectation that if we are unable to implement our strategy that we may not be able to achieve profitability; our expectation that if we do not perform under a certain purchase and supply agreement with a significant HBT customer that we may be liable for monetary damages up to a maximum of $40.0 million, and our expectation that we may not be able to realize any profits from this agreement; our expectation that we may be subject to alternative minimum taxes, foreign taxes and state income taxes depending upon our taxable income and sources of taxable income; our expectation that changes in near-term interest rates should not be material to our cash flows or income; our expectation that any market risk associated with our international operations is unlikely to have a material adverse effect on our business, financial condition or result of operation; our expectation that demand for Gallium Arsenide and Silicon wafers is expected to grow due to new technologies such as solar cells; our expectation that we may pursue acquisitions and investments and that such investments could adversely affect our business; our belief that we may be required to write-off all or some of our investments of $4.7 million and certain notes receivable of $1.0 million in a company in which we have an equity interest; our belief that sales to the US Military will represent a significant portion of our revenues for 2008; our expectation, based on current negotiations with our customers and certain contractual obligations, that the prices of certain products will decline in fiscal year 2008; our expectation that we will expend between $5.0 and $9.0 million on capital expenditures over the next twelve months; our expectation that our third quarter would be our strongest sales quarter followed by our second quarter, fourth quarter and first quarter, in that order; our expectation that prices of our HBT transistors will decline by approximately 5 to 10 percent during fiscal year 2009 as compared to 2008; Our expectation that the average sales price of our display products will increase in 2009 as compared to 2008 due to our expectation that sales of our display products for military applications will increase and sales of our display products for digital still camera and camcorder applications will decrease; our expectation that our revenues for 2008 will be between $105 million and $115 million; our expectation that competition will increase; and our belief that our available cash resources will support our operations and capital needs for at least the next twelve months. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industries in which we operate, management’s beliefs, and assumptions made by management. In addition, other written or oral statements, which constitute forward-looking statements, may be made by or on behalf of us. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “could”, “seeks”, “estimates”, and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements, whether as a result of new information, future events or otherwise. Factors that could cause or contribute to such differences in outcomes and results include, but are not limited to, those discussed below in Item 1A and those set forth in our other periodic filings filed with the Securities and Exchange Commission.

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

We have two principal sources of revenues: those generated from product sales and those generated from research and development activities. Product revenues consist of sales of our CyberDisplay products and our III-V products, principally gallium arsenide (GaAs) HBT transistor wafers. Research and development (R&D) revenues consist primarily of development contracts with agencies of the U.S. government. For the three and nine months ended September 27, 2008, research and development revenues were $1.4 million and $5.2 million, respectively. This contrasted with $1.6 million and $2.4 million, respectively, for the corresponding period in 2007.

Results of Operations

Revenues. Our total revenues for the three and nine month periods ended September 27, 2008 and September 29, 2007 were as follows:

	Three Months Ended		Nine Months Ended
Revenues (in millions):	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Cyber Display	$18.9	$18.1	$49.6	$37.8
III-V	11.8	11.1	36.1	31.4

Total revenues	$30.7	$29.2	$85.7	$69.2

Our principal III-V product is our HBT transistor which is used in wireless handsets. The increase in our III-V revenues for the three and nine month periods ended September 27, 2008 as compared to the same periods of the prior year primarily resulted from an increase in demand from our customers which use our HBT products in wireless cell phone applications. We believe the increase resulted from an overall growth in the wireless cell phone market in the third quarter of 2008.

We sell HBT products on both four and six-inch GaAs wafers; however our sales are primarily HBTs on four-inch GaAs wafers. We believe the industry will migrate to six-inch wafers over the next two to three years. Our largest customer, which accounted for approximately 31% of our total fiscal year 2007 revenues, purchases our HBT products on four-inch GaAs wafers and this customer has announced plans to migrate to using six-inch GaAs wafers in its manufacturing process in 2009. If we are unable to get our six-inch reactors qualified by our largest customer and other customers, or if we are able to get the reactors qualified but can not manufacture the quantity our customers require or can not manufacture on six-inch GaAs wafers in a cost effective manner, our revenues and results of operations could decline significantly.

The increase in CyberDisplay revenues for the three and nine months ended September 27, 2008 as compared to the three and nine months ended September 29, 2007 resulted from an increase in sales of our display products in certain of our end-user product applications and development revenues which were partially offset by a decline in sales of our display products for consumer electronic applications as described below:

	Three Months Ended		Nine Months Ended
Display Revenues by Category (in millions)	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Consumer Electronic Applications	$4.8	$10.0	$14.8	$20.6
Military Application	10.5	4.4	24.5	10.9
Eyewear Application	2.4	2.3	4.6	4.4
Research & Development	1.2	1.4	5.7	1.9

Total	$18.9	$18.1	$49.6	$37.8

In fiscal year 2008, the increase in sales of our display products to customers who use them in military applications has been driven by customers who are supplying products into the U.S. Army’s Thermal Weapon Sights II (TWS II) program. The TWS II program is scheduled to end in mid-2009. The successor program, the TWS Bridge, is scheduled to commence in the fourth quarter of 2008. We are working with our customers to have our display products qualified into the TWS Bridge program. However, our displays may not get qualified, a competitor may offer a superior solution to our display, the TWS Bridge program may be cancelled or a fewer number of units may be purchased than currently expected. If any of these events, or a combination of these events, occurs, our revenue may decline, and we may not be able to achieve profitability.

The growth of our fiscal year 2007 CyberDisplay sales was driven in large part by an increase in sales of our display products for use in consumer electronic applications, primarily digital still cameras. The large increase in sales of EVF for digital still camera applications in fiscal year 2007 was, in part, driven by an aggressive pricing strategy. In 2008 our customers requested that we further reduce our prices but we declined and this resulted in a decrease in sales of our display products to customers who use them in digital still camera applications. Based on current forecasts we expect that sales of our display products to customers who use them in digital still camera and camcorder applications to decline substantially in 2009. Although we currently forecast sales of our display products for military applications to increase in 2009 our ability to achieve profitability in 2009 will depend on how much the sales of display products to customers who use them in military applications increase and our ability to adjust our cost structure for the lower unit volume resulting from lower sales of our display products to customers who use them for digital still camera applications.

For 2008, we anticipate revenues will be between $105 million and $115 million.

Based on current discussions with our customers and certain contractual obligations, we expect the average selling price of our HBT transistor wafers will decline approximately 5% to 10% during fiscal year 2009 as compared to 2008. We expect the average sales price of our display products will increase in 2009 as compared to 2008 due to our expectation that sales of our display products for military applications will increase and sales of our display products for digital still camera and camcorder applications will decrease.

Revenues by Reportable Segment

Revenues of our Korean subsidiary, Kowon, are included in CyberDisplay revenues and are primarily from sales to us and to Samsung Electronics for camcorder applications. Kowon’s sales to us increase or decrease as a result of demand from us to support our sales of displays to customers who use them for digital still camera and eyewear applications. Revenues of Kopin U.S. and Kowon were as follows:

	Three Months Ended				Nine Months Ended
Revenues by Segement (in millions)	September 27, 2008		September 29, 2007		September 27, 2008		September 29, 2007
Kopin U.S. revenues		$28.7		$27.4		$81.0		$65.0
Kowon revenues to other customers
Kowon revenues	$6.1		$12.4		$17.4		$24.2
Kowon sales to Kopin	(4.1)	2.0	(10.6)	1.8	(12.7)	4.7	(20.0)	4.2

Total Revenues		$30.7		$29.2		$85.7		$69.2

Samsung Electronics represented approximately 5.5% of our total revenues for the nine months ended September 27, 2008 and 5.6% and 8.0% of our total revenues for the fiscal years ended December 29, 2007 and December 30, 2006, respectively. Based on current negotiations with Samsung Electronics, we expect our sales to Samsung Electronics to decline substantially in 2009. Furthermore the Kowon sales to Kopin are to support Kopin’s sales to customers who use our displays primarily for digital still camera. If we are unable to adjust Kowon’s cost structure as a result of the decline in business for the reduced sales level we may incur losses.

R&D revenues for the three and nine months ended September 27, 2008 were $1.4 million and $5.2 million, respectively, as compared to $1.6 million and $2.4 million, respectively, for the three and nine months ended September 29, 2007. The increase in R&D revenues resulted from sales of display products under development contracts which were being qualified and tested in the second and third quarters of 2008 for U.S. military programs. If the display products are qualified by the U.S. military, sales of these products will be accounted for in product sales. The U.S. military generally has established semi-annual periods to test and qualify new systems which our display products are part of. If the weapon systems fail the qualification and testing, there could be a delay of several months in deployment of the weapon system or the system may never be deployed, which would adversely impact our revenue projections and ability to achieve profitability.

International sales represented 28.0% and 46.0% of revenues for the nine months ended September 27, 2008 and September 29, 2007, respectively. The decline in international sales is as a result of the decline in our consumer electronic sales. Our international sales are primarily denominated in U.S. currency. Consequently, a strengthening of the U.S. dollar could increase the price in local currencies of our products in international markets and make our products relatively more expensive than competitors’ products that are denominated in local currencies, leading to a reduction in sales or profitability in those international markets. In addition, sales of our CyberDisplay products in Korea are transacted through our Korean subsidiary Kowon Technology Co., LTD. Kowon’s sales are primarily denominated in U.S. dollars. However, Kowon’s local operating costs are primarily denominated in Korean won. As a result, our financial position and results of operations are subject to exchange rate fluctuation. We have not taken any protective measures against exchange rate fluctuations, such as purchasing hedging instruments with respect to such fluctuations, because of the historically stable exchange rate between the Japanese yen, Korean won and the U.S. dollar.

Cost of Product Revenues.

	Three Months Ended		Nine Months Ended
Cost of product revenues:	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Cost of product revenues (in millions):	$19.4	$22.7	$58.4	$56.7
Cost of product revenues as a % of net product revenues	66.2%	82.0%	72.6%	84.9%

The decrease in our cost of product revenues as a percentage of revenues is primarily a result of both an increase in sales of our display products to customers that use them for military and eyewear applications, because these products have a lower manufacturing cost as a percentage of sales as compared to our other display products and a decrease in sales of our display products used in consumer electronic applications. In addition, as we have increased production of military units our manufacturing efficiencies have increased.

Our cost of product revenues is comprised of manufacturing overhead, labor and material. For both our III-V and display products our overhead costs and, to a lesser extent, our labor costs, are normally stable and do not fluctuate significantly during a three or nine month period. Accordingly, increases in sales volume reduces the labor and overhead costs per unit and decreases in sales volume increase the costs per unit. For our III-V products, material costs generally change in-line with sales volume fluctuations. For our display products, material costs generally change in-line with sales volume fluctuations and the number of functional displays we can produce from a wafer. Our display manufacturing process is a series of steps which are performed on a wafer until such time the wafer is cut into individual displays. From a wafer there are a theoretical maximum number of functional (or saleable) displays which can be produced. However, imperfections during the manufacturing process results in less than the maximum number of functional displays being produced. This means that all of the manufacturing costs spent on all of the displays processed are allocated over the fewer number of functional displays which increases the cost per display. Manufacturing efficiency is defined as our manufacturing processes’ ability to produce functional (or saleable) displays. Our manufacturing efficiencies typically decline when we introduce a new display product into volume production.

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

As we discussed above, we expect the sales prices of our consumer products to decline in the future. In addition, we installed a new eight inch display manufacturing line in fiscal year 2007 for our displays, installed a new HLA facility in 2008 and new MOCVD reactors to manufacture our HBT products. These capital equipment investments will increase our depreciation expense by approximately $2.2 million in fiscal year 2008. If we are unable to sell higher margin products, primarily displays for military applications, reduce raw material cost or improve manufacturing efficiencies to offset the effects of lower sales price and higher depreciation expense, our gross margins will decline.

Research and Development.

	Three Months Ended		Nine Months Ended
Research and development expense (in millions):	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Funded	$0.8	$1.0	$3.1	$2.2
Internal	3.3	2.0	9.8	6.0

Total research and development expense	$4.1	$3.0	$12.9	$8.2

R&D expenses are incurred in support of internal display and III-V product development programs or programs funded by agencies of the U.S. government and commercial partners. R&D costs include staffing, purchases of materials and laboratory supplies, circuit design costs, fabrication and packaging of display products, and overhead.

Funded R&D expenses for the three months ended September 27, 2008 increased when compared against the same period of the prior year primarily due to increases in R&D expenses for military programs.

Internal R&D expenses were primarily attributed to the development of our new III-V products, new displays and higher level assembly (HLA) products.

Selling, General, and Administration.

	Three Months Ended		Nine Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Selling, general and administration expense (in millions):	$4.0	$4.2	$12.9	$13.6
Selling, general and administration expense as % of revenues	13.0%	14.5%	15.1%	19.7%

Selling, general, and administration (S,G&A) expenses consist of the expenses incurred by our sales and marketing personnel and related expenses, bad debt expense, and administrative and general corporate expenses. The decline in S,G&A expenses is primarily a result of reduced professional fees associated with our stock option investigation in 2007 of approximately $1.6 million and lower IT and depreciation expenses of approximately $400,000 partially offset by an increase in bad debt expense of approximately $800,000 and printing fees associated with our annual report and SEC filings of approximately $300,000. Included in S,G&A is approximately $150,000 for professional fees for the preparation of our tender offer to purchase 197,218 options from employees. Had we not purchased these options, they may have resulted in excise taxes for the employees and reporting requirements for us under section 409(A) of the Internal Revenue code. We agreed to pay approximately $180,000 for these options which represented the fair market value of the options as determined through the use of the Black-Scholes-Merton option-pricing model.

Included in S,G&A for the nine months ended September 27, 2008 is an allowance for doubtful accounts of $1.2 million. In the three and nine months ended September 27, 2008 we recorded allowances for doubtful accounts of $685,000 and $128,000, respectively, which represented the net difference between the amounts we were owed by KTC and the amount we owed KTC from operating activities at September 27, 2008.

Other Income and Expense.

	Three Months Ended		Nine Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Other income and (expense) (in millions):	$(0.7)	$1.1	$1.3	$3.4

Other income and expense, net, is composed of interest income, losses on impairments of a non-marketable equity investment, marketable debt equity securities and a loan to an unconsolidated affiliate, and foreign currency transaction and remeasurement gains and losses incurred by our Korean subsidiary Kowon.

During the three months ended September 27, 2008 we made advance payments to KTC of $541,000 as part of a loan agreement entered into subsequent to September 27, 2008. KTC has been incurring operating losses and as a result it has been experiencing cash flow problems. KTC is currently restructuring its operations, which includes plans to exit unprofitable product lines and lower overhead costs. On October 8, 2008 we entered into a loan agreement wherein we agreed to make loans to KTC through November 15, 2008 for up to $2 million. At September 27, 2008 we reviewed the collectability of the $541,000 advances to KTC and recorded a loan loss reserve of $76,000 based on KTC’s projected cash flows. If KTC is unable to improve its operating results and cash flows we may have to record loan loss reserves against future loans we make to KTC under the loan agreement.

On October 3, 2008 all of the outstanding common stock and assets of Kenet were sold for approximately $21.6 million net of payments to employees and transaction expenses (Proceeds). Of the $21.6 million of Proceeds, $2.4 million was withheld in escrow subject to certain closing conditions (Net Proceeds). The acquisition agreement also provides for shareholders of Kenet to receive up to an additional $14.0 million based on the sales of Kenet products during the period January 3, 2009 and July 3, 2010 (Contingent Consideration). Kopin will record any additional amounts to be received from the escrow or Contingent Consideration when such amounts have been agreed to by the parties of the Kenet sale. Kopin’s portion of the Net Proceeds and the amount of impairment on the investment are as follows:

Kopin portion of Net Proceeds		$4,205,260
Kopin Investments
Notes receivable	$1,500,000
Equity Investments	5,395,905	6,895,905

Total Impairment recorded for nine months end September 29, 2008		($2,690,645)
Impairment recorded in three and six months ended June 29, 2008		(700,000)

Impairment recorded in three months ended September 29, 2008		($1,990,645)

Included in Other Income and Expense is an impairment charge on corporate debt investments of $462,350. We have investments totaling $17.7M in corporate debt instruments. These are Floating Rate Notes whose maturity is over multiple years but whose interest rate is reset every three months based on then current three month London Interbank Offering Rate (3 month LIBOR). We determine the fair market values of these corporate debt instruments through the use of a model which incorporates the 3 month LIBOR and the credit default swap rate of the issuer. After the fair market value of these corporate debt instruments is computed under this method we review whether our valuation falls within the bid and ask price spread of same or similar investments which are traded on several markets. We do not use these bid and ask prices as the sole input in valuing the instruments because the spreads between the bid and ask prices have been increasing, which indicate that they may not reflect an accurate measure of fair market value. The impairment of $462,350 represents the difference between the acquisition cost of the investments and our computation of their fair market value for all corporate debt instruments whose acquisition cost has exceeded their computed fair market value for 12 months or for which other indicators of impairment exist. The Company currently has $273,375 of unrealized losses for corporate debt instruments whose acquisition cost has exceeded their computed fair market value for 9 months. We have not recorded an other-than temporary impairment charge on these securities.

In the nine months ended September 27, 2008, we recorded approximately $1.9 million of foreign currency gains as compared to approximately $0.1 million in losses for the same period in the prior year. Kowon holds United States dollars to pay dollar denominated expenses and the remeasurement of such balances into the Korean won at period end resulted in a gain as the Korean won depreciated in value as compared to the U.S. dollar. We are unable to predict the movement of the U.S. dollar against other currencies and if the U.S. dollar weakens against the Korea won, we may have to record losses.

Provision for Income Taxes. For the three and nine months ended September 27, 2008 we have recorded provisions of $0.4 million and $0.8 million, respectively, compared to provisions of $0.4 million and $0.5 million, respectively, for the three and nine month periods ended September 29, 2007. Our provision for income taxes is composed of our estimated alternative minimum tax liabilities on our domestic taxable earnings and estimated foreign taxes due on our on Korean subsidiary’s taxable earnings. The increase in our provision for income taxes for the nine months ended September 27, 2008 as compared to the same period in the prior year is a result of an increase in our estimated foreign taxes.

Equity Earnings (Losses) in Unconsolidated Affiliates. For the three and nine months ended September 27, 2008 and September 29, 2007, the equity earnings (losses) in our unconsolidated affiliates are a result of our approximate 40.0% and 27.6 % interest in the operating results of KTC and KoBrite, respectively. The equity earnings (losses) in our unconsolidated affiliates consist of the following:

	Three months ended		Nine Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Kopin Taiwan Corp	($454,619)	—	($454,619)	—
KoBrite	14,883	($113,637)	($151,018)	($200,078)

Total	($439,736)	($113,637)	($605,637)	($200,078)

Liquidity and Capital Resources

We have financed our operations primarily through public and private placements of our equity securities, research and development contract revenues, and sales of our III-V and CyberDisplay products. We believe our available cash resources will support our operations and capital needs for at least the next twelve months.

As of September 27, 2008 we had cash and equivalents and marketable securities of $91,968,244 and working capital of $110,459,370 compared to $93,304,317 and $107,931,341, respectively, as of December 29, 2007. The change in cash and equivalents and marketable securities was primarily due to investments in capital equipment and other assets of approximately $2.8 million, loans to unconsolidated affiliates of $2.0 million and losses due to foreign exchange rate changes of $1.5 million offset by cash provided by operations of $5.4 million. The recent volatility has exerted downward pressure on the fair value of our marketable securities, primarily our investments in corporate debt instruments.

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

We lease facilities located in Taunton and Westborough, Massachusetts, Scotts Valley, California, Hong Kong and Tokyo, Japan under non-cancelable operating leases. We have two Taunton facilities, one whose lease expires in 2010 and the other in 2012. The Taunton lease which expires in 2010 may be extended twice for individual 10 year terms. The Westborough and Scotts Valley leases expire in 2012. The Japan and Hong Kong leases expire in 2009.

We expect to expend between $5.0 million and $9.0 million on capital expenditures over the next twelve months, primarily for the acquisition of equipment relating to the production of our III-V and CyberDisplay products.

As of September 27, 2008, we had substantial tax loss carry-forwards, which may be used to offset future federal taxable income. We may be subject to alternative minimum taxes, foreign taxes and state income taxes depending on our taxable income and sources of taxable income.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). SFAS 159 permits an entity to choose, at specified election dates, to measure eligible financial instruments and certain other items at fair value that are not currently required to be measured at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods with those financial years. At the effective date, an entity may elect the fair value option for eligible items that exist at that date. The entity shall report the effect of the first remeasurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. We did not elect the fair value option for any of its eligible items as of December 29, 2007.

Accounting Pronouncements to be Adopted in the Future

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (SFAS 160). SFAS 160 amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for us on January 1, 2009, except for the presentation and disclosure requirements which will be applied retrospectively for all periods presented. We are currently evaluating the impact of SFAS 160.

Also in December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (SFAS 141(R)). SFAS 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. It requires acquisition-related costs and restructuring costs that the acquirer expects but is not obligated to incur to be recognized separately from the acquisition. SFAS 141(R) modifies the criteria for the recognition of contingencies as of the acquisition date. It also provides guidance on subsequent accounting for acquired contingencies. SFAS 141(R) is effective for business acquisitions for which the acquisition date is on or after January 1, 2009. We are currently evaluating the impact of SFAS 141(R).

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

Inflation

We do not believe inflationary forces materially affected our operations in the third quarter of fiscal year 2008.

Contractual Obligations

The following is a summary of our contractual payment obligations for operating leases as of September 27, 2008:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations	$4,207,452	$1,359,467	$2,178,917	$669,068	$—

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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

Under the supervision and with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Act”)) as of September 27, 2008. Based on this evaluation, our CEO and CFO concluded that, as of September 27, 2008, our disclosure controls and procedures were not effective. This conclusion was based on the existence of the material weaknesses in our internal control over financial reporting previously disclosed and discussed below.

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 27, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are engaged in legal proceedings arising in the ordinary course of business. Management believes the ultimate outcome of these currently on-going proceedings will not have a material adverse impact on our consolidated financial position, results of operations or cash flows.

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

We expect sales to Samsung Electronics to decline substantially in 2009. Samsung Electronics represented approximately 5.4% of our total revenues for the nine months ended September 27, 2008 and 5.6% and 8.0% of our total revenues for the fiscal years ended December 29, 2007 and December 30, 2006, respectively. Based on current negotiations with Samsung Electronics, we expect ours sales to Samsung Electronics to decline substantially in 2009. Furthermore the Kowon sales to Kopin are to support Kopin’s sales to customers who use our displays primarily for digital still camera. If we are unable to adjust Kowon’s cost structure as a result of the decline in business for the reduced sales level we may incur losses.

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

At September 27, 2008, we had an approximate 40% interest in Kopin Taiwan Corp (KTC), which is accounted for using the equity method and had a carrying value of $0. KTC has been incurring operating losses and as a result it has been experiencing cash flow problems. KTC is currently restructuring its operations including plans to exit unprofitable product lines and lower overhead costs. On October 8, 2008 we entered into a loan agreement with KTC wherein we agreed to make loans to KTC through November 15, 2008 for up to $2 million. Any loans made are due and payable on December 27, 2008. The loans bear interest on a quarterly basis at the three month London Interbank Offering rate on the date the loan is made. Before the loan agreement was entered into we made advance payments to KTC of $541,000 as of September 27, 2008 which were recorded under the loan agreement in October 2008. In addition, in October 2008 we loaned KTC an additional $500,000 under the loan agreement. There can be no assurances that KTC’s restructuring plans will be successful and that they will be able to repay the loans to us. We may extend the term of the loans beyond December 27, 2008. If KTC is unable to repay the loans in full we would have to record a loss which would negatively impact our ability to achieve profitability and may negatively impact our stock price.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Sale of Unregistered Securities

In the past three years we have not sold any securities which were not registered under the Securities Act.

Use of Proceeds

The information required by this item regarding use of proceeds by the Company is reported in herein in Part 1, Item 2 under “Liquidity and Capital Resources”.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Amendment to Certificate of Incorporation (2)

3.3	Amendment to Certificate of Incorporation (2)

3.4	Third Amended and Restated By-laws (3)

31.1	Certificate of John C.C. Fan, Chief Executive Officer of the Registrant, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

31.2	Certificate of Richard A. Sneider, Chief Financial Officer of the Registrant, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.1	Certificate of John C.C. Fan, Chief Executive Officer of the Registrant, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2	Certificate of Richard A. Sneider, Chief Financial Officer of the Registrant, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

(1)	Filed as an exhibit to Registration Statement on Form S-1, File No. 33-57450, and incorporated herein by reference

(2)	Filed as an exhibit to Quarterly Report on Form 10-Q for the quarterly period July 1, 2000 and incorporated by reference herein

(3)	Filed as an exhibit to Current Report on Form 8-K on October 9, 2007 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KOPIN CORPORATION (Registrant)

Date: November 6, 2008	By:	/s/ JOHN C.C. FAN
John C.C. Fan President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date: November 6, 2008	By:	/s/ RICHARD A. SNEIDER
Richard A. Sneider Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)