Form 10-K
period 2008-12-27
KOPIN CORP
filed 2009-03-10
CIK 771266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 27, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 0-19882

KOPIN CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Delaware	04-2833935
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 John Hancock Rd., Taunton, MA	02780-1042
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(508) 824-6696
Securities registered pursuant to Section 12(b) of the Act:	Common Stock, par value $.01 per share
(Title of Class)
Name of Each Exchange on Which Registered	NASDAQ Global Market
Securities registered pursuant to Section 12(g) of the Act:	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 27, 2008 (the last business day of the most recent second fiscal quarter) the aggregate market value of outstanding shares of voting stock held by non-affiliates of the registrant was $201,839,992.

As of March 6, 2009, 68,257,748 shares of the registrant’s Common Stock, par value $.01 per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to its 2009 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

Part I

Forward Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995, including, without limitation, statements made relating to our expectation that sales to Skyworks Solutions and the US military will represent a significant portion of our revenues for 2009; our expectation that we will continue developing HBT transistor wafers and other gallium arsenide products for advanced integrated circuit applications from other compound materials; our expectation that we will continue to pursue other U.S. government development contracts for applications that relate to our commercial product applications; our expectation that sales of our III-V products for wireless handset applications and our display products for consumer electronic applications will decline; our belief that products using HBT transistor wafers are easier to design, which can translate into reduced component costs and smaller equipment; our expectation that sales of our HBT transistor wafers to Skyworks Solutions will continue to represent a significant portion or our revenues for the near future; our expectation that we will prosecute and defend our proprietary technology aggressively; our statement that we may make equity investments in companies engaged in certain aspects of display and electronics industries; our expectation that sales of our CyberDisplay products to customers who use them in digital still camera and camcorder applications will significantly decline; our expectation that KoBrite will incur additional losses in the near term; our expectation that a significant market for new wireless communications devices, including personal entertainment systems, will develop; our anticipation that our ownership interest in KoBrite will decline; our expectation that our CyberDisplay products will benefit from further general technological advances in the design and production of integrated circuits and active matrix LCDs, resulting in further improvements in resolution and miniaturization; our expectation that a significant reduction or delay in orders from any of our significant military customers could result in us not being able to achieve profitability in 2009; our belief that our HBT transistor wafers offer greater power efficiency, improved signal quality and less complexity over gallium arsenide field effect transistors; our belief that our manufacturing process offers greater miniaturization, reduced cost, higher pixel density, full color capability and lower power consumption compared to conventional active matrix LCD manufacturing approaches; our expectation not to pay cash dividends for the foreseeable future and to retain earnings for the development of our businesses; our expectation, based on current negotiations with our customers and certain contractual obligations, that the sales prices of certain products will decline in fiscal year 2009; our expectation that sales of our displays for commercial applications will decline but sales for military applications will increase, in fiscal year 2009; our expectation that we will expend between $4.0 and $8.0 million on capital expenditures over the next twelve months; our intent to reduce our per unit production costs primarily through increasing manufacturing yield, lowering fixed costs per unit through increased sales volume, and increasing productivity and efficiency; our plan to increase productivity and efficiency by migrating the CyberDisplay production line to 8 inch wafers, and migrating the III-V production to 6 inch wafers; our expectation that the market for display products for military applications will not be seasonal; our expectation that prices of our HBT transistor and display products sold for consumer electronic applications will decline by approximately 10 percent during fiscal year 2009, but may decline more depending on final negotiations with our customers; our expectation that competition will increase; our belief that our CyberDisplay products are well suited for new applications such as reading e-mail and browsing the Internet using digital wireless devices and other consumer electronics devices; our belief that small form factor displays will be a critical component in the development of advanced wireless communications systems; our belief that general technological advances in the design and fabrication of integrated circuits, LCD technology and LCD manufacturing processes will allow us to continue to enhance our CyberDisplay product manufacturing process; our expectation that a significant market for new wireless communication devices, including personal entertainment systems, will develop; our belief that continued introduction of new products in our target markets is essential to our growth; our belief that the costs of producing gallium arsenide integrated circuits by our customers will continue to exceed the costs associated with the production of competing silicon integrated circuits; our belief that our future success will depend primarily upon the technical expertise, creative skills and management abilities of our officers and key employees rather than on patent ownership; our expectation that the adoption of SFAS 161 will not have any impact on our results of operations or financial position; our expectation that market risk associated with our international operations is unlikely to have a material adverse effect on our business, financial condition or results of operation; our belief that our available cash resources will support our operations and capital needs for at least the next twelve months; and our belief that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations, and cash flows should not be material. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industries in which we operate, management’s beliefs, and assumptions made by management. In addition, other written or oral statements, which constitute forward-looking statements, may be made by or on behalf of us. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “could”, “seeks”, “estimates”, and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements, whether as a result of new information, future events or otherwise. Factors that could cause or contribute to such differences in outcomes and results include, but are not limited to, those discussed below in Item 1A and those set forth in our other periodic filings filed with the Securities and Exchange Commission.

Item 1.    Business

Introduction

We were incorporated in Delaware in 1984 and are a leading developer and manufacturer of III-V products and miniature flat panel displays. We use our proprietary semiconductor material technology to design, manufacture and market our III-V and display products. Our products enable our customers to develop and market an improved generation of products for applications in wireless and consumer electronic products. In December 2004, we adopted a fiscal year ending on the last Saturday in December. The fiscal years ended December 27, 2008, December 29, 2007 and December 30, 2006 are referred to as fiscal years 2008, 2007 and 2006, respectively, herein. Our principal executive offices are located at 200 John Hancock Road, Taunton, Massachusetts. Our telephone number is (508) 824-6696.

We commercially develop and manufacture Gallium Arsenide-based heterojunction bipolar transistor wafers (HBT transistor wafers) and other commercial semiconductor products that use Gallium Nitride and Gallium Arsenide-based substrates. We collectively refer to our products based on compound semiconductor materials, which primarily consists of our HBT transistor wafers, as our “III-V” products because we use elements categorized on the III and V columns of the periodic table of elements to manufacture such products. Our HBT transistor wafers are customer-specific arrays of vertically oriented transistors that our customers use primarily to produce high performance integrated circuits for wireless communications products. Sales of our HBT transistor wafers to Skyworks Solutions, Inc (Skyworks Solutions) accounted for approximately 20%, 26% and 36% of our total revenues for fiscal years 2008, 2007 and 2006, respectively. Skyworks Solutions also uses the foundry services of Advanced Wireless Semiconductor Company (AWSC) to process our HBT transistor wafers on its behalf. In 2005 we began selling HBT transistor wafers directly to AWSC for eventual resale by AWSC to Skyworks Solutions. Accordingly, an investor should view our sales to Skyworks Solutions and AWSC in the aggregate when evaluating the importance of Skyworks Solutions as a customer to Kopin. AWSC also purchases HBT transistor wafers from us for the processing and sale to other customers. Sales to AWSC were 9%, 5% and 13%, of our 2008, 2007 and 2006 revenues, respectively. In addition to Skyworks Solutions, original equipment manufacturers such as RF Micro Devices and TriQuint Semiconductor purchase our HBT transistor wafers.

We discontinued the manufacturing of CyberLite light emitting diodes (LEDs) in 2005 and transferred the technology into a joint venture, KoBrite, with a Taiwanese-based LED manufacturer, Kopin Taiwan Corporation, and financial investors. We retained a 28% interest in KoBrite at December 27, 2008. Subsequent to December 27, 2008, KoBrite commenced a plan to raise additional capital. We declined to participate in the plan and our ownership percentage of KoBrite declined to 19%.

Our CyberDisplay™ products are miniature, high performance, high resolution display products designed for consumer electronics, military and next generation mobile communications devices. Current applications of our CyberDisplay products include electronic view finders in camcorders and digital cameras, and we believe that our CyberDisplay products are well suited for new applications such as reading e-mail and browsing the Internet using digital wireless devices and viewing video from other consumer electronics devices such as MP3 or iPod™ storage devices. Our displays are also used by the U.S. government in thermal weapon sights and we are working to incorporate them in night-vision goggle devices. Since 2005 we have sold our CyberDisplay product to Samsung Electronics Co., Ltd. (Samsung) for use in digital camcorders, Eastman Kodak Company (Kodak), Olympus Corporation (Olympus) and Fuji Corporation (Fuji) for digital still cameras and DRS Technologies, BAE, Raytheon and ITT for use in military applications. For fiscal years 2008, 2007 and 2006, military customers (including DRS Technologies but excluding research and development contracts), DRS Technologies and Sanyo accounted for the following percentage of our total revenues (“*” denotes that the customer’s revenues were less than 10% of our total company revenues):

Customer	Percent of Total Revenues
	2008	2007	2006
Military Customers in Total	32%	16%	16%
DRS Technologies	19%	*	10%
Sanyo Electric Co. Ltd.	*	16%	*

Sales to DRS Technologies are included within the Military Customers category. Removing DRS Technologies would reduce sales to Military Customers to 13% in 2008.

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

The high performance characteristics of gallium arsenide have led to an increased use of gallium arsenide-based transistors to satisfy the industry’s need for even greater performance. These gallium arsenide transistors include gallium arsenide field effect transistors and for second generation wireless handset products our HBT transistor wafer. Second generation wireless communications products use digital signal processing and generally operate at higher cellular frequencies. Air interface standards in these frequency bands have increased in recent years. These standards, which include Global System Mobile, or GSM, Time Division Multiple Access, or TDMA, and Code Division Multiple Access, or CDMA, provide improved capacity, sound quality and capabilities at cellular and wireless frequency bands, but are incompatible with each other and have fragmented the market for equipment. Suppliers of wireless handsets now offer multi-mode and multi-band wireless handsets which are capable of switching from one high frequency band to another to enable consumers to use wireless handsets across various territories and different interface standards. This new generation of products is significantly more complex than the prior generation and requires certain key features, including:

•	Simpler system design;

•	Support for higher frequencies;

•	Lower power consumption;

•	Improved signal quality; and

•	Wider range of operating temperatures.

CyberDisplay™ Products

Small form factor displays are used in the consumer electronics industry in products such as camcorders and digital cameras. We expect that a significant market for new wireless communications devices, including personal entertainment systems, will develop. In order for this market to develop, advances in wireless communications systems such as greater bandwidth and increased functionality, including real-time wireless data, broadband Internet access and mobile television, will be necessary. In addition, economic models must be developed and implemented which compensate the owners of the media content. We believe small form factor displays will be a critical component in the development of advanced mobile wireless communications systems as these systems must provide high resolution images without compromising the portability of the product.

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

•

Reduce Production Costs.    We intend to reduce our per unit production costs primarily through increasing manufacturing yield, lowering fixed costs per unit through increased sales volume, and increasing productivity and efficiency. We plan to increase productivity and efficiency by migrating the CyberDisplay production line which uses 6 inch diameter wafers to a production line which uses 8 inch wafers, and migrating the III-V production line from primary production on 4 inch wafers to 6 inch wafers.

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

Markets and Customers

III-V Products

We develop and manufacture customer and application specific HBT transistor wafers for advanced integrated circuit applications. We believe we are one of the world’s leading suppliers of HBT transistor wafers and currently support volume production of four-inch and six-inch HBT transistor wafers. Our primary HBT transistor wafer product is based on an aluminum gallium arsenide vertical layer structure. We also offer customers HBT transistor wafers based on indium gallium phosphide and gallium nitride vertical layer structures. We vary our manufacturing process to create customized HBT transistor wafer products for customers. For fiscal years 2008, 2007 and 2006, sales of III-V products accounted for 41%, 45% and 62% of our revenues, respectively.

Using our HBT transistor wafers, our customers have developed gallium arsenide power amplifiers for wireless handsets. Our HBT transistor wafers are used in Code Division Multiple Access, Global System Mobile and Time Division Multiple Access power amplifiers, and third generation (3G) wireless handset standards.

In addition to wireless handset power amplifiers, our HBT transistor wafers are also being used in the fabrication of power amplifiers for devices which communicate using wireless fidelity or “WiFi” integrated circuits. Our HBT transistor wafers are also used in high-speed fiber optic switching. Since 2001, there has been a significant decline in sales of our III-V products into the high speed fiber optic switching equipment market. Accordingly, we do not expect sales into this market will be significant in fiscal year 2009.

We design our HBT transistor wafers in collaboration with our customers’ engineering teams in order to create customized products that meet their specific application needs. Once our HBT transistor wafers have been “designed in” a customer’s product, we believe it would be costly for that customer to switch to an alternate supplier. Our largest customer for our HBT transistor wafers is Skyworks Solutions. Skyworks Solutions also uses the foundry services of Advanced Wireless Semiconductor Company (AWSC) to process our HBT transistor wafers on its behalf. In 2005, we began selling HBT transistor wafers directly to AWSC for eventual resale by AWSC to Skyworks Solutions. AWSC also purchases HBT transistor wafers from us for the processing and sale to other customers. Other customers of our gallium arsenide products include RF Micro Devices and TriQuint Semiconductor. For fiscal years 2008, 2007 and 2006, sales of gallium arsenide products to Skyworks Solutions accounted for approximately 20%, 26%, and 36% of our total revenues, respectively. Sales to AWSC in 2008, 2007 and 2006 were 9%, 5% and 13% of our 2008, 2007 and 2006 revenues, respectively. We believe an investor should view our sales to Skyworks Solutions and AWSC in the aggregate for evaluating the importance of Skyworks Solutions as a customer to Kopin. We have extended our purchase and supply agreement with Skyworks Solutions, which currently has a scheduled termination date of July 2010, excluding the agreement’s last buy option. Accordingly, we anticipate that sales of our HBT transistor wafers to Skyworks Solutions will continue to represent a significant portion of our revenues for the near future.

CyberDisplay™ Products

We currently sell our CyberDisplay products to our commercial customers as a single component; a unit which includes a lens and backlight (referred to as an electronic view finder or EVF); or as a complete module, which includes the display, lens, backlight and electronics, which are assembled in a plastic housing (referred to as a binocular display module or BDM). Eyewear is the term we use to describe a device which is worn in a similar fashion as eye glasses to view images. Our customers either buy individual displays or a BDM from us to create an Eyewear product. We provide our CyberDisplay products to Samsung, Olympus, Fuji and Kodak for use in digital camcorders and cameras. We also sell CyberDisplay products to the U.S. military and certain foreign governments. These products, which are referred to as higher level assemblies or HLAs, include a display, lens, backlight, electronics and an eye cup in either a plastic or metal housing.

In order for our CyberDisplay products to function properly in their intended applications, integrated circuit chip sets generally are required. Several companies have designed integrated circuit chip sets to work with our CyberDisplay products and our customers can procure these chip sets directly from the manufacturer or through us.

For fiscal years 2008, 2007 and 2006, sales to military customers, excluding research and development contracts, as a percentage of total revenue, were 32%, 16% and 16%, respectively.

For fiscal years 2008, 2007 and 2006, research and development revenues, primarily from multiple contracts with various U.S. governmental agencies, accounted for approximately 6%, 4% and 7%, respectively, of our total revenues.

Sales and Marketing

We principally sell our III-V products directly to integrated circuit manufacturers in the United States and Asia. We sell our consumer electronic CyberDisplay products both directly and through distributors to original equipment manufacturers. We sell our military CyberDisplay products directly to prime contractors of the U.S. government or foreign governments. For both our III-V and CyberDisplay products we have many customers however most customers buy in small volumes as part of product development and a few customers purchase in large volumes. “Large volume” is a relative term. For consumer display customers purchases may be in the tens of thousands per week whereas military customers may purchase less than two thousand per month.

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

Our design and engineering staff is actively involved with a customer during all phases of prototype design and production by providing engineering data, up-to-date product application notes, regular follow-up and technical assistance. In most cases, our technical staff works with each customer in the development stage to identify potential improvements to the design of the customer’s product in parallel with the customer’s effort. We have established a prototype product design group in Scotts Valley, California to assist our CyberDisplay customers with incorporating our products into their products and to reduce the time required to bring end products to the marketplace. This group’s purpose is to assist customers in accelerating their design process, achieving cost-effective and manufacturable designs, and ensuring a smooth transition into high volume production. This group is also actively involved with research and development contracts for military applications.

Product Development

We believe that continued introduction of new products in our target markets is essential to our growth. We have assembled a group of highly skilled engineers who work internally as well as with our customers to continue our product development efforts. For fiscal years 2008, 2007 and 2006 we incurred total research and development expenses of $16.0 million, $11.5 million and $10.2 million, respectively. Research and development expenses, which primarily related to our internal development programs for new HBT and CyberDisplay products and development of the processes to manufacture CyberDisplay products using 8 inch wafers, were $10.9 million, $8.3 million and $5.3 million, respectively, for fiscal years 2008, 2007 and 2006.

III-V Products

We intend to continue developing HBT transistor wafers and other gallium arsenide products for advanced integrated circuit applications from other compound materials. We are working with current and potential customers in the development of the next generation of HBT transistor wafers, including developing GaN (Gallium Nitride) high electron mobility transistor wafers.

CyberDisplay™ Products

Our product development efforts are focused towards continually enhancing the features, functions and manufacturability of our CyberDisplay products. A principal focus of this effort is the improvement of manufacturing processes for very small active matrix pixels, which we will use in succeeding generations of our CyberDisplay products. The pixel size of our current CyberDisplay products ranges from 12 to 15 microns and we believe that we will be able to achieve a pixel size of less than 10 microns in commercial production. This pixel size is in contrast to a pixel size of approximately 100 microns in a typical laptop computer display. The resolution’s of our current commercially available CyberDisplay products are 521 x 218 (dot), 800 x 225 (dot), 200 x 225 (pixel), 320 x 240 (pixel), 640 x 480 (pixel), 854 x 480 (pixel), 800 x 600 (pixel) and 1,280 x 1,024 (pixel). In addition, we have demonstrated 2,560 x 2,048 resolution CyberDisplay products in a 1.5 inch diagonal display. We are also working on further decreasing the power consumption of our CyberDisplay products. Additional display development efforts include expanding the resolutions offered, transitioning from our six inch CyberDisplay production line to an eight inch line, increasing the quantity of CyberDisplay’s active matrix pixel arrays processed on each wafer by further reducing the display size, increasing the light throughput of our pixels and increasing manufacturing yields.

Funded Research and Development

We have entered into various development contracts with agencies and prime contractors of the U.S. government. These contracts help support the continued development of our core technologies. We intend to continue to pursue other U.S. government development contracts for applications that relate to our commercial product applications. Our contracts with U.S. government agencies and prime contractors to the U.S. government contain certain milestones relating to technology development and may be terminated by the government agencies prior to completion of funding. Our policy is to retain our proprietary rights with respect to the principal commercial applications of our technology. To the extent technology development has been funded by a U.S. federal agency, under applicable U.S. federal laws the federal agency has the right to obtain a non-exclusive, non-transferable, irrevocable, fully paid license to practice or have practiced this technology for governmental use. Revenues attributable to research and development contracts for fiscal years 2008, 2007 and 2006 totaled $7.2 million, $4.0 million and $5.2 million, respectively.

Competition

III-V Products

With respect to our HBT transistor wafers, we presently compete with several companies, including IQE, V-PEC, and Hitachi Cable, as well as integrated circuit manufacturers with in-house transistor growth capabilities, such as RF Micro Devices and Fujitsu. For our III-V products, pricing competition is intense as a result of significant manufacturing overcapacity. The production of gallium arsenide integrated circuits has been and continues to be more costly than the production of silicon integrated circuits. Although we have reduced production costs of our HBT transistor wafers by achieving higher volumes and reducing raw material costs, we cannot be certain we will be able to continue to decrease production costs. In addition, we believe the costs of producing gallium arsenide integrated circuits by our customers will continue to exceed the costs associated with the production of competing silicon integrated circuits. As a result, we must target markets where these higher costs are justified by their superior performance.

CyberDisplay™ Products

The display market is highly competitive and is currently dominated by large Asian-based electronics companies including Sharp, Hitachi, Seiko, Toshiba, Sony, NEC and Sanyo. The display market consists of multiple segments, each focusing on different end-user applications applying different technologies. Competition in the display field is based on price and performance characteristics, product quality and the ability to deliver products in a timely fashion. The success of our display product offerings will also depend upon the adoption of our CyberDisplay products by consumers as an alternative to traditional active matrix LCDs and upon our ability to compete against other types of well-established display products and new emerging display products such as pico-projectors. Particularly significant is the consumer’s willingness to use a near eye display device, a display viewed in a similar fashion as using a set of binoculars, as opposed to a direct view display which may be viewed from a distance of several inches to several feet. We cannot be certain that we will be able to compete against these companies and technologies or that the consumer will accept the use of such eyewear in general or our form factor specifically.

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

Investments in Related Businesses

We own 78% of Kowon Technology Co. LTD (Kowon), a manufacturer of optoelectronic products located in South Korea. We consolidate the financial statements of Kowon as part of our financial statements. Kowon’s revenues are principally denominated in U.S. dollars and its local expenses are principally denominated in South Korean won. In addition, Kowon holds U.S. dollars to pay certain expenses including purchases from Kopin. Accordingly, Kowon’s operations are subject to exchange rate fluctuations. Kowon is an integral part of our consumer CyberDisplay assembly process, performing the backend packaging processes to complete the display.

We have a 40% interest in Kopin Taiwan Corporation (KTC), a Taiwan-based company. Dr. Hsieh, a member of our Board of Directors, is chairman of KTC. Dr. Hsieh owns approximately 1% of the outstanding common stock of KTC. We account for our ownership interest in the operating results of KTC using the equity method. Under a contractual relationship KTC manufactures product for us to sell to our customers. We provide technical services and sell raw gallium arsenide substrates to KTC. As a result of our recording our proportional share of KTC’s losses our carrying value of this investment from December 25, 2004 through December 29, 2007 has been $0. During 2008 KTC experienced liquidity problems and restructured its operations including reducing staffing. In 2008 we made loans to KTC, which were collateralized by either first or third liens on its building and equipment, totaling $2.0 million. For financial statement reporting purposes a portion of these loans were considered additional investment and were subject to equity accounting rules. Accordingly, $0.8 million was written-off under the equity method in 2008. Because of KTC’s continuing liquidity problems the remaining balance of the loans of $1.2 million were written-off as of December 27, 2008. For fiscal years 2008, 2007 and 2006 we had purchases of approximately $3.9 million, $4.5 million and $1.8 million, respectively, from KTC and sold KTC raw gallium arsenide substrates of approximately $1.6 million, $1.9 million and $0.8 million in fiscal years 2008, 2007 and 2006, respectively. At December 27, 2008 KTC owed us $1.5 million and we owed KTC $1.0 million. During 2008 we recorded a bad debt reserve for the excess of what KTC owed us net of what we owed KTC. At December 27, 2008 the allowance for bad debt was approximately $0.5 million. The following is a summary of amounts related to KTC which are recorded in our Statement of Operations for the fiscal years indicated:

	2008	2007	2006
Equity losses recorded	$824,276	$—	$—
Loans written-off	1,187,937	—	—
Reserves for bad debts	506,762	—	—

Total	$2,518,975	$—	$—

On October 3, 2008 all of the outstanding common stock and assets of Kenet were sold for approximately $21.6 million net of payments to employees and transaction expenses (Proceeds). Of the $21.6 million Proceeds,

$2.4 million was withheld in escrow subject to certain closing conditions (Net Proceeds). The acquisition agreement also provides for former shareholders of Kenet to earn up to an additional $14.0 million based on the sales of Kenet products during the period from January 3, 2009 until July 3, 2010 (Contingent Consideration). Our portion of the Net Proceeds and the amount of impairment on the investment recorded in fiscal year 2008 are set forth below. Prior to fiscal year 2008 we accounted for Kenet using the cost method, thus no amounts were recorded in the statement of operations.

Kopin portion of net proceeds		$4,205,260
Kopin investments
Notes receivable	$1,500,000
Equity investments	5,395,905	6,895,905

Total loss on sale		($2,690,645)

We will record any additional amounts to be received from the escrow or Contingent Consideration when such amounts have been agreed to by the parties to the Kenet sale.

Our Chief Executive Officer was a founder and board member of Kenet and owned an approximate 2.3% interest. Certain of our directors and an officer had also invested in Kenet and their ownership interest ranged from 0.1% to 1.0%. Our officers and directors all incurred losses on their investments, the amounts of which depended on the class of common or preferred stock they acquired.

In 2005, we contributed our technology, production know-how and $3.0 million to a joint venture, KoBrite. For our contribution we received a 23% interest in KoBrite. We are accounting for our ownership interest in KoBrite using the equity method. In the fiscal year 2006, in a KoBrite equity offering, we invested an additional approximate $2.0 million in KoBrite to retain our approximate proportional interest. Subsequent to December 27, 2008, we declined to participate in an equity offering by KoBrite. As a result we expect our proportional ownership interest to decrease to 19%. For fiscal years 2008, 2007 and 2006 we recorded equity losses from our investment in KoBrite of $0.3 million, $0.3 million and $0.6 million, respectively.

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

Employees

As of December 27, 2008, our consolidated business employed 296 full-time and 6 part-time individuals. Of these, 14 hold Ph.D. degrees in Material Science, Electrical Engineering or Physics. Our management and professional employees have significant prior experience in semiconductor materials, device transistor and display processing, manufacturing and other related technologies. None of our employees are covered by a collective bargaining agreement. We consider relations with our employees to be good.

Web Availability

We make available free of charge through our website, www.kopin.com, our annual reports on Form 10-K and other reports that we file with the Securities and Exchange Commission, as well as certain of our corporate governance policies, including the charters for the Board of Directors’ audit, compensation and nominating and corporate governance committees and its code of ethics, corporate governance guidelines and whistleblower policy. We will also provide to any person without charge, upon request, a copy of any of the foregoing materials. Any such request must be made in writing to us, c/o Investor Relations, Kopin Corporation, 200 John Hancock Road, Taunton, MA 02780.

Item 1A.    Risk Factors

The global economy in general and the United States economy specifically are experiencing a historic period of uncertainty and decline which could impact our financial results and stock price, among other things.    The United States economy is experiencing severe liquidity issues, increasing levels of unemployment, declining consumer demand and large federal budget deficits.

A significant part of our strategy to obtain profitability in fiscal year 2009 and beyond is to sell our CyberDisplay products for use in U.S. military applications. The U.S. federal government is expected to incur record federal budget deficits. Although we have been awarded programs to supply our display products for use in military applications these programs are subject to recurring funding by the U.S. government. The level of this funding may be affected by the federal budget deficits. If the U.S. government significantly reduces funding for these programs we will not be profitable.

We sell our CyberDisplay products for use in consumer electronic applications such as digital still cameras and camcorders. These products are highly discretionary expenditures for most consumers. The economic recession may result in significant declines in sales of these products which would result in a corresponding decline in sales of our CyberDisplays into these markets.

We sell our III-V products, primarily our Heterojunction Bipolar Transistor (HBT) wafers, to manufacturers of chip sets who in turn sell the chip sets to wireless handset manufactures such as Nokia Corporation. The handset manufacturers have announced that wireless handset sales volume for 2009 may decline 10% or more as compared to 2008. Although we receive information from our customers as to how much of our inventory they possess we do not receive verifiable information as to how much of our customers’ inventory is in the possession of their customers. Accordingly, because of the unpredictability of what actual handset sales will be in 2009 and our lack of information as to how much inventory is in the supply chain our ability to estimate sales of our III-V products is very limited. In addition the number of our products which ultimately end up in a wireless handset is dependent on the complexity of the wireless handset. For instance a 3G or “smart phone” typically contains more of our III-V products than a basic wireless handset. If the sale of wireless handsets is more skewed to basic units than was anticipated for 2009 our decline in sales may be greater than just the absolute volume percentage decline.

We have experienced a history of losses and have a significant accumulated deficit.    Since inception, we have incurred significant net operating losses and have not achieved consistent annual profitability. As of December 27, 2008 we had an accumulated deficit of $157.8 million.

Our revenue and cash flow could be negatively affected by the loss of any of the few customers who account for a substantial portion of our revenues.    A few customers account for a substantial portion of our revenues. In addition sales of our CyberDisplay products for military applications is a significant factor in our future growth and profitability. The table below indicates, for the past three fiscal years, percentages of our total revenues from certain customers and for our sales for military applications. The symbol “*” indicates that sales to that particular customer for the given year were below 10 percent of our total revenues.

	Sales as a Percent of Total Revenue
Customer	2008	2007	2006
Skyworks Solutions, Inc (A).	20%	26%	36%
Advanced Wireless Semiconductor Company	9	5	13
Military Customers (B)	32	16	16
United States Government Funded Research and Development Contracts	6	4	7
DRS Technologies (B)	19	*	10
Sanyo Electric Co. Ltd.	*	16	*

(A)	In addition to its internal capacity Skyworks Solution, Inc (Skyworks) also uses Advanced Wireless Semiconductor Company (AWSC) to perform processing. We sell our HBT wafers directly to AWSC for use in Skyworks products as well as other customers. If we assume all of the HBT products we sold to AWSC were for Skyworks’ use the combined sales to Skyworks and AWSC would be 29%, 31% and 49% of or our revenues for the years ended 2008, 2007 and 2006, respectively.
(B)	Sales to DRS Technologies are included within the Military Customers category. Removing DRS Technologies would reduce sales to Military Customer to 13% in 2008.

A significant reduction or delay in orders from any of our significant military and commercial customers, particularly Skyworks Solutions, would materially reduce our revenue and cash flow and adversely affect our ability to achieve or maintain profitability in the future. If we experience a significant reduction or delay in orders from any of our significant military customers our ability to generate cash flow will be negatively impacted and we will not achieve profitability in 2009. We have been increasing sales of CyberDisplay products for military applications from historical levels. Such sales are to government contractors for the United States military. The amount and timing of such orders is dependent upon the United States military procurement processes, the government contractor’s ability to successfully manage the program, and our ability to deliver more sophisticated CyberDisplay products.

Samsung Electronics represented approximately 5%, 6 % and 8% of our total revenues for the fiscal years, 2008, 2007 and 2006, respectively. Based on current negotiations with Samsung Electronics, we expect our sales to Samsung Electronics to decline substantially in 2009. Furthermore, Kowon’s sales to Kopin are to support Kopin’s sales to customers who use our displays primarily for digital still camera applications. If we are unable to adjust Kowon’s cost structure as a result of the decline in business for the reduced sales level we may incur losses.

Our customers who purchase display products for military applications typically incorporate our products into their products which are sold to the U.S. government under contracts. U.S. government contracts generally are not fully funded at inception and may be terminated or adversely modified prior to completion, which could adversely affect our business.    Congress funds the vast majority of the federal budget on an annual basis, and Congress often does not provide agencies with all the money requested in their budget. Many of our customers’ contracts cover multiple years and, as such, are not fully funded at contract award. If Congress or a U.S. government agency chooses to spend money on other programs, our customer contracts may be terminated for convenience. Federal laws, collectively called the Anti-Deficiency Act, prohibit involving the government in any obligation to pay money before funds have been appropriated for that purpose, unless otherwise allowed by law. Therefore, the Anti-Deficiency Act indirectly regulates how the agency awards our contracts and pays our invoices.

Federal government contracts generally contain provisions, and are subject to laws and regulations, that provide the federal government rights and remedies not typically found in commercial contracts, including provisions permitting the federal government to, among other provisions: terminate our existing contracts; modify some of the terms and conditions in our existing contracts; subject the award to protest or challenge by competitors; suspend work under existing multiple year contracts and related delivery orders; and claim rights in technologies and systems invented, developed or produced by us.

The federal government may terminate a contract with us or our customer either “for convenience” (for instance, due to a change in its perceived needs) or if we default due to our failure or the failure of a subcontractor to perform under the contract. If the federal government terminates a contract with our customer our contract with our customers generally would entitle us to recover only our incurred or committed costs, settlement expenses and profit on the work completed prior to termination. However, under certain circumstances, our recovery costs upon termination for convenience of such a contract may be limited. As is common with government contractors, we have experienced occasional performance issues under some of our contracts. We may in the future receive show-cause or cure notices under contracts that, if not addressed to the federal government's satisfaction, could give the government the right to terminate those contracts for default or to cease procuring our services under those contracts.

In addition, U.S. government contracts and subcontracts typically involve long purchase and payment cycles, competitive bidding, qualification requirements, delays or changes in funding, extensive specification and performance requirements, price negotiations and milestone requirements. Each U.S. government agency often also maintains its own rules and regulations with which we must comply and which can vary significantly among agencies.

We may not be able to reduce the cost of raw materials from our vendors which could impact our financial results and goal of continuing profitability.    A critical part of our business strategy is to use our purchasing power to obtain reduced raw material and component pricing from our vendors. As a result of the current economic crisis some of our customers are requesting greater than normal price declines for fiscal year 2009. If we are unable to execute our raw material purchasing strategy our products may not be cost competitive with our competitors’ products which, may result in lower sales and reduced cash flow, and we may not be able to remain profitable.

We may be unable to increase revenues from CyberDisplay™ products if new products and applications are not developed.    CyberDisplay revenues for fiscal years 2008, 2007 and 2006 were $67.8 million, $54.6 million and $27.2 million, respectively. The increase in 2008 CyberDisplay revenues over 2007 has resulted primarily from a significant increase in sales of our CyberDisplay product to customers for use in military applications. We believe that our success in penetrating the military thermal weapon sights and night vision goggles markets in 2009 and new markets in the future, such as eyewear, will significantly impact our ability to increase sales of CyberDisplays. In addition, our military products have higher gross margins than our consumer display products and our success in increasing sales of military products is expected to significantly impact our ability to maintain profitability. Discussions with our commercial customers indicate that our competitors continue to dramatically reduce their prices and that some of our competitors are offering lower prices than us. Accordingly, if we are unable to enter into new markets, particularly eyewear and higher end Digital Still Camera markets, or maintain or expand existing market share in the military, revenues from CyberDisplay products will decline, which may impact our ability to maintain profitability in the future.

The eyewear market segment may not develop or may take longer to develop than we anticipate which will impact our ability to grow revenues.    Eyewear is the term used by the Company to describe a device which is worn in a similar fashion as eye glasses and contains one or two CyberDisplays for the viewing of video images. The source of these video images may be storage devices such as video iPods, DVD players or digital multimedia broadcasting (DMB) tuners. Currently the consumer may view the image through a direct view LCD display which may range in size from one to four inches diagonal. We believe that the consumer will find this experience unsatisfactory and we believe eyewear will be a preferred solution. We sell to commercial eyewear manufacturers individual components such as the display, backlight and integrated circuits, or a binocular display module (BDM), which contains the various components combined into one unit, or we sell a complete eyewear solution which contains the BDM and audio elements combined in a ready to use product. The eyewear manufacturing companies which are currently buying our displays for eyewear products tend to be small with limited financial resources and in-house engineering expertise. We believe that eyewear is a critical product for the long term revenue and cash flow growth of the CyberDisplay product line. If the eyewear market does not develop or we are unable to create and manufacture products which meet the needs of the eyewear market we may be unable to grow CyberDisplay product revenues and our ability to maintain profitability will be adversely affected.

We may not be able to increase our military production capacity.    A critical part of our business strategy is to expand our military display production capacity and to implement a new manufacturing line which can utilize 8 inch wafers for our display production. Wafers with 8 inch diameters allow us to utilize more sophisticated manufacturing equipment and techniques which we believe is necessary to create smaller form factor, lower power, higher resolution displays. If we are unable to execute our military product display production facility plan, including the implementation of an 8 inch production line, or we can only manufacture and ship our CyberDisplay products in limited quantities, our revenues from CyberDisplay products may not grow, which may impact our ability to maintain profitability in the future.

Our ability to offer and manufacture higher level CyberDisplay assemblies and modules will impact our ability to increase revenues and achieve or maintain profitability.    An important factor in our ability to expand into new military markets will be our ability to design and manufacture higher-level assemblies (HLAs). These HLAs typically consist of one or two CyberDisplay products, a backlight, lens and housing. Some HLAs also include a set of display driver electronics or a display driver chip. They are similar to our commercial binocular display modules, referred to as BDM products, but are much more complex with the additional design to operate in the extreme conditions of combat. Our goal is to deliver an integrated HLA to our customer which eases integration into their products. These products require more complex integration of a greater variety of components than we currently use for our existing display products. They will require us to invest in additional engineering, manufacturing and test capability. Accordingly, if we are unable to develop and market these new display products or if we are unable to manufacture them in a cost-effective manner, our revenues may not grow and we may not be able to maintain profitability.

Our competitors can provide integrated solutions which could result in reduced market share or impact our ability to grow.    Many portable consumer electronic devices, including camcorders and digital still cameras, have two displays for viewing images, an electronic viewfinder (EVF) and a flip-out or group view display. We only provide the display that is used as the electronic viewfinder. Our competitors may offer both EVF and flip-out displays and both displays may be run by the same interface electronics. A customer who buys our display is required to buy the flip-out display from another vendor who may compete with us. This may require our customer to purchase additional interface electronics to run our display. Our competitors may be able to offer a bundled solution of both displays and the interface electronics cheaper than the cost of buying our display and the other display and the interface electronics separately. If we are unable to offer displays with sufficient performance advantages over other displays to justify the additional cost of buying individual components versus a bundled solution or if our customers can not procure cost efficient interface electronics to run our display products we may lose market share or be unable to grow our business which in turn would adversely affect our ability maintain profitability.

Our CyberDisplay™ products may not be widely accepted by the market.    Our success will in large part depend on the widespread adoption of the viewing format of our CyberDisplay products in multiple applications. Our success also depends upon the widespread consumer acceptance of our customers’ products. CyberDisplay products work best when used close to the eye, which may not be acceptable to consumers. In addition, CyberDisplay products are not designed for a shared experience amongst multiple viewers at the same time. Potential customers may be reluctant to adopt our CyberDisplay products because of concerns surrounding perceived risks relating to:

•	The introduction of our display technology generally;

•	Consumer acceptance of our CyberDisplay products; and

•	The relative complexity, reliability, usefulness and cost-effectiveness of our display products compared to other display products available in the market or that may be developed by our competitors.

In addition, our customers may be reluctant to rely upon a relatively small company like us for a critical component. We cannot assure investors that prospective customers will adopt our CyberDisplay products or that consumers will accept our CyberDisplay products in future applications. If we fail to achieve market acceptance of our CyberDisplay products, our business may not be successful and we may not be able to maintain profitability.

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

Due to natural disasters such as earthquakes and typhoons that have occasionally occurred in Taiwan, many Taiwanese companies, including the Taiwanese foundry we use, have experienced related business interruptions. Our business could suffer significantly if either of the foundries we use had operations which were disrupted for an extended period of time, due to natural disaster, political unrest or financial instability. In addition, our CyberDisplays are manufactured on 6-inch silicon wafers and we anticipate transitioning to 8-inch wafers. We currently do not anticipate redesigning all of our displays made on 6-inch wafers so they can be manufactured on 8-inch wafers. We cannot be assured that if the 6-inch manufacturing facilities we use were damaged they would be restored. If the 6-inch production facilities were not restored we may be required to redesign our displays so that they can be manufactured on an 8-inch production line. If the displays had to be redesigned we may have to have the displays re-qualified by our customers, which would adversely affect our business until such qualification is complete.

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

We may be unable to increase revenues from our HBT transistor wafers if the third party foundries we plan on using cannot get qualified or are unable to produce the required product.    We have entered into an agreement with Kopin Taiwan Corporation (KTC) to provide foundry services to manufacture HBT transistor wafers for us. We entered into this agreement to provide us with additional capacity if needed. The ability to use KTC as a foundry is predicated on our ability to have our customers qualify our products, which utilize KTC’s HBT transistor wafers. If we are unable to get the products which utilize KTC’s wafers qualified by our customers and we are unable to meet customer demand utilizing only our internal resources we may lose customer orders and our profitability may be negatively affected.

We may not be able to increase revenues and maintain profitability if we are unable to qualify our large capacity metal organic chemical vapor deposition (MOCVD) reactors.    We currently sell HBT products on both 4 and 6 inch gallium arsenide (GaAs) wafers. We believe the industry will migrate to 6 inch wafers over the next several years. Our largest customer, who accounted for approximately 20% of our total revenues for fiscal year 2008, purchases our HBT product on 4 inch GaAs wafers and we expect this customer will eventually migrate to 6 inch GaAs wafers in its manufacturing process in 2009. If we are unable to get our reactors qualified by this customer and other customers or if we are able to get the reactor qualified but can not manufacture the quantity our customers require or can not manufacture III-V products on 6 inch GaAs wafers in a cost effective manner our revenues and profitability will decline significantly.

We may be unable to increase revenues from HBT transistor wafers if new product applications are not developed.    A critical market for our HBTs is wireless handsets. The growth rate of the wireless handset market has slowed over the last several years. We expect prices of our HBT transistor will decline by approximately 10 percent during fiscal year 2009 and the wireless handset unit volume to decline in the range of 10 percent for the fiscal year 2009. Accordingly we believe our HBT revenues will decrease unless we increase our market share in 2009. Revenues may also decline if we lose any of our customers or such customers reduce their orders from us. Accordingly, if we are unable to find additional applications for our HBT transistor wafers or increase our market share, our HBT transistor revenue may not grow and such absence of growth may impact our ability to maintain profitability.

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

We may have to record additional impairment losses.    In fiscal year 2008 we recorded impairment charges totaling $4.2 million related to realized and unrealized losses on investments, and loan loss reserves of $1.2 million. If the equity and bond markets continue to decline we may have to record additional losses.

We may record additional losses from our investment in the KoBrite joint venture, which may impact our ability to achieve or maintain profitability.    We account for our investment in the KoBrite joint venture using the equity method, which requires us to record our proportional share of their operating results up to the amount we have invested or have committed to support, which is our current $5.0 million investment. For the fiscal years 2008, 2007, 2006 we recorded $0.3 million, $0.3 million and $0.6 million, respectively, of losses from the KoBrite joint venture. The light emitting diode market which KoBrite serves has declined significantly as a result of the global economic decline. We anticipate that the joint venture will incur additional losses in the near term. We have been told that the Board of Directors of an investor of KoBrite has decided to invest an additional $6.0 million in KoBrite. If the joint venture generates operating losses in the future we will record additional losses, which will impact our ability to achieve or maintain profitability. In addition if KoBrite is unable to raise additional capital we may have to write-off our investment which will negatively impact our results of operations.

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

If we fail to comply with complex procurement laws and regulations, we could lose business and be liable for various penalties or sanctions.    We must comply with laws and regulations relating to the formation, administration and performance of federal government contracts. These laws and regulations affect how we conduct business with our federal government contracts. In complying with these laws and regulations, we may incur additional costs, and non-compliance may also allow for the assignment of fines and penalties, including contractual damages. Among the more significant laws and regulations affecting our business are the following:

•	The Federal Acquisition Regulation, which comprehensively regulates the formation, administration and performance of federal government contracts;

•	The Truth in Negotiations Act, which requires certification and disclosure of all cost and pricing data in connection with contract negotiations;

•	The Cost Accounting Standards and Cost Principles, which impose accounting requirements that govern our right to reimbursement under certain cost-based federal government contracts; and

•

Laws, regulations and executive orders restricting the use and dissemination of information classified for national security purposes and the export of certain products, services and technical data. We engage in international work falling under the jurisdiction of U.S. export control laws. Failure to comply with these control regimes can lead to severe penalties, both civil and criminal, and can include debarment from contracting with the U.S. government.

Our contracting agency customers may review our performance under and compliance with the terms of our federal government contracts. If a government review or investigation uncovers improper or illegal activities, we may be subject to civil or criminal penalties or administrative sanctions, including

•	Termination of contracts;

•	Forfeiture of profits;

•	Cost associated with triggering of price reduction clauses;

•	Suspension of payments;

•	Fines; and

•	Suspension or debarment from doing business with federal government agencies.

Additionally, the civil False Claims Act provides for potentially substantial civil penalties where, for example, a contractor presents a false or fraudulent claim to the government for payment or approval. Actions under the civil False Claims Act may be brought by the government or by other persons on behalf of the government (who may then share a portion of any recovery).

If we fail to comply with these laws and regulations, we may also suffer harm to our reputation, which could impair our ability to win awards of contracts in the future or receive renewals of existing contracts. If we are subject to civil and criminal penalties and administrative sanctions or suffer harm to our reputation, our current business, future prospects, financial condition, or operating results could be materially harmed.

The government may also revise its procurement practices or adopt new contracting rules and regulations, including cost accounting standards, at any time. Any new contracting methods could be costly to satisfy, be administratively difficult for us to implement and could impair our ability to obtain new contracts.

Most of our contracts are on a fixed-price basis, which could subject us to losses if there are cost overruns.    Under a fixed-price contract, we receive only the amount indicated in the contract, regardless of the actual cost to produce the goods. While firm fixed-price contracts allow us to benefit from potential cost savings, they also expose us to the risk of cost overruns. If the initial estimates that we use to calculate the contract price and the cost to perform the work prove to be incorrect, we could incur losses. In addition, some of our contracts have specific provisions relating to cost, scheduling, and performance. If we fail to meet the terms specified in those contracts, then our cost to perform the work could increase, which would adversely affect our financial position and results of operations. We may incur losses on fixed-price contracts that we had expected to be profitable, or such contracts may be less profitable than expected, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

We may be unable to modify our products to meet regulatory or customer requirements.    From time to time our products are subject to new domestic and international requirements such as the European Union’s Restriction on Hazardous Substances (RoHS) Directive. If we are unable to comply with these regulations we may not be permitted to ship our products, which would adversely affect our revenue and ability to maintain profitability.

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

Disruptions of our production of our III-V and CyberDisplay products would adversely affect our operating results.    If we were to experience any significant disruption in the operation of our facilities, we would be unable to supply III-V and CyberDisplay products to our customers. Our manufacturing processes are highly complex and customer specifications are extremely precise. We periodically modify our processes in an effort to improve yields and product performance and to meet particular customer requirements. In 2008 we established an 8-inch CyberDisplay manufacturing line. Converting our product development to an 8-inch line will require changes to our development processes. Process changes or other problems that occur in the complex manufacturing process can result in interruptions in production or significantly reduced yields. Although we have two domestic manufacturing facilities for our HBT products only one of the facilities contains our quality control testing and inspection systems. Loss of this facility could prevent us from shipping product made at our other facility. Additionally, as we introduce new equipment into our manufacturing processes, our III-V and CyberDisplay products could be subject to especially wide variations in manufacturing yields and efficiency. We may experience manufacturing problems that would result in delays in product introduction and delivery or yield fluctuations. We are also subject to the risks associated with the shortage of raw materials used in the manufacture of our products.

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

Investors should not expect to receive dividends from us.    We have not paid cash dividends in the past nor do we expect to pay cash dividends for the foreseeable future. We anticipate that earnings, if any, will be retained for the development of our businesses.

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

We may be required to lease space at a new location.    We are currently discussing with the landlord of one of our Taunton locations terms on which we may renew our lease expiring in 2010. If we are unable to agree on lease terms satisfactory to us, we will be required to lease space at a new location. Such a decision would impact certain asset values as recorded on our financial statements.

Item 1B.    Unresolved SEC Comments

None.

Item 2.    Properties

We lease our III-V and CyberDisplay product fabrication facilities. Our III-V product manufacturing facilities and corporate headquarters are located in Taunton, Massachusetts. The Taunton facilities occupy 25,100 and 60,000 square feet, including 6,000 and 4,900 square feet of contiguous environmentally controlled production clean rooms. The Taunton facilities are occupied under leases that expire through 2010 and 2012. We are currently discussing with the landlord of one of our Taunton locations terms on which we may renew our lease expiring in 2010. If we are unable to agree on lease terms satisfactory to us, we will be required to lease space at a new location.

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

We have received a complaint from a customer who has made certain claims, including the claim that we violated an agreement which gave them an exclusivity to sell a product in a specific territory. They are seeking approximately $2.678 million Euros as compensation for expenses and damages. We do not believe the claim has merit and will vigorously defend against it.

Item 4.    Submission of Matter to a Vote of Security Holders

Not applicable.

Executive Officers of the Registrant

The following is a list of names and backgrounds of our current executive officers:

John C.C. Fan, President, Chief Executive Officer, Chairman of the board.    Dr. Fan has served as our Chief Executive Officer and Chairman of the board since our organization in April 1984. He has also served as our President since July 1990. Prior to July 1985, Dr. Fan was Associate Leader of the Electronic Materials Group at MIT Lincoln Laboratory. Dr. Fan is the author of numerous patents and scientific publications. Dr. Fan received a Ph.D. in Applied Physics from Harvard University.

Richard A. Sneider, Treasurer and Chief Financial Office.    Mr. Sneider has served as our Treasurer and Chief Financial Officer since September 1998. Mr. Sneider is a Certified Public Accountant and was formerly a partner of the international public accounting firm, Deloitte & Touche LLP, where he worked for 16 years.

Hong Choi, Chief Technology Officer and Vice President.    Dr. Choi joined us as Chief Technology Officer in July 2000. Previously, Dr. Choi served as Senior Staff Member at MIT Lincoln Laboratory, where he worked for 17 years. Dr. Choi received a Ph.D. in Electrical Engineering from the University of California, Berkeley.

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

Daily Hill, Senior Vice President—Gallium Arsenide Operations.    Mr. Hill has served as our Vice President—Gallium Arsenide Operations since July 1997 and was promoted to Senior Vice President in 2002. From December 1995 to June 1997, Mr. Hill served as a director of Gallium Arsenide Operations. From November 1987 to January 1995, Mr. Hill served as a manager of our HBT transistor wafer product group.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Global Market under the symbol “KOPN.” The following table sets forth, for the quarters indicated, the range of high and low sale prices for the Company’s common stock as reported on the NASDAQ Global Market for the periods indicated.

	High	Low
Fiscal Year Ended December 27, 2008
First Quarter	$3.37	$1.97
Second Quarter	3.26	2.57
Third Quarter	3.45	2.45
Fourth Quarter	3.20	1.46

Fiscal Year Ended December 29, 2007
First Quarter	$4.03	$3.26
Second Quarter	4.21	3.07
Third Quarter	4.45	3.38
Fourth Quarter	3.98	3.00

As of December 27, 2008, there were approximately 555 stockholders of record of our common stock, which does not reflect those shares held beneficially or those shares held in “street” name.

In the past three years we have not sold any securities which were not registered under the Securities Act.

We have not paid cash dividends in the past, nor do we expect to pay cash dividends for the foreseeable future. We anticipate that earnings, if any, will be retained for the development of our businesses.

Equity Compensation Plan Information

The following table sets forth information as of December 27, 2008 about shares of the Company’s common stock issuable upon exercise of outstanding options, warrants and rights and available for issuance under our existing equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	5,121,814	$12.13	14,198	(3)
Equity compensation plans not approved by security holders(2)	703,718	$8.48	92,266

Total	5,825,532	$11.68	106,464

(1)	Consists of the 1992 Stock Option Plan and 2001 Equity Incentive Plan.
(2)	Consists solely of the 2001 Supplemental Equity Incentive Plan, which does not require the approval of, and has not been approved by, our stockholders. Non-qualified options were issued under such plan. See Footnote 5 of the financial statements for additional description of the 2001 Supplemental Equity Incentive Plan.
(3)	Options available under the 2001 Equity Incentive Plan.

Company Stock Performance

The following graph shows a five-year comparison of cumulative total shareholder return for the Company, the NASDAQ Stock Market and the S&P 500 Information Technology index. The graph assumes $100 was invested in each of the Company’s common stock, the NASDAQ Stock Market and the S&P 500 Information Technology index on December 31, 2003. Data points on the graph are annual. Note that historical price performance is not necessarily indicative of future performance.

The following table provides information regarding repurchases of common stock made by us during the fiscal quarter ended December 27, 2008:

Period	Total number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar of Shares that May Yet Be Purchased Under the Plans or Programs
	(a)	(b)	(c)	(d)
September 28, 2008 through October 25, 2008	—	$—	—	$—
October 26, 2008 through November 22, 2008	—	$—	—	$—
November 23, 2008 through December 27, 2008(1)	161,860	$2.13	—	$—

Total	161,860	$2.13	—

(1)	Amount represents shares of our common stock repurchased from employees in connection with the satisfaction of tax withholding obligations under restricted stock agreements between Kopin and certain of its key employees.

Item 6.	Selected Financial Data

This information should be read in conjunction with our consolidated financial statements and notes thereto, and our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Form 10-K.

	Fiscal Year Ended
	2008	2007	2006	2005	2004
	(in thousands, except per share data)
Statement of Operations Data:
Revenues:
Net product revenues	$107,582	$94,191	$65,902	$85,247	$85,213
Research and development revenues	7,223	3,958	5,189	5,049	2,068

Total revenues	114,805	98,149	71,091	90,296	87,281
Expenses:
Cost of product revenues	77,980	78,625	49,293	54,970	73,182
Research and development—funded programs	5,076	3,157	4,908	6,498	2,340
Research and development—internal	10,898	8,300	5,341	5,766	12,693
Selling, general and administrative	15,980	18,009	19,317	14,114	10,141
Other	—	—	—	—	240
Impairment charges(1)	—	—	—	518	5,323

	109,934	108,091	78,859	81,866	103,919

Income (loss) from operations	4,871	(9,942)	(7,768)	8,430	(16,638)
Other income and expense:
Interest income	3,281	4,451	4,786	3,596	2,821
Other income	93	85	468	76	178
Impairment on loan to unconsolidated affiliate	(1,188)	—	—	—	—
Loss on sale of Kenet	(2,691)	—	—	—	—
Impairment of marketable debt securities	(1,252)	—	—	—	—
Other-than-temporary impairment of Micrel common stock	(224)	(123)	—	—	—
Gain on sale of Micrel common stock	—	—	1,208	—	—
Foreign currency transaction gains (losses)	2,296	93	(773)	(226)	(1,009)
Interest and other expense	(44)	(68)	(56)	(122)	(70)

	271	4,438	5,633	3,324	1,920

Income (loss) before income taxes, minority interest in (income) loss of subsidiary, equity losses in unconsolidated affiliates and cumulative effect of accounting change	5,142	(5,504)	(2,135)	11,754	(14,718)
Tax (provision) benefit	(792)	(465)	273	(162)	330

Income (loss) before minority interest in (income) loss of subsidiary, equity losses in unconsolidated affiliates and cumulative effect of accounting change	4,350	(5,969)	(1,862)	11,592	(14,388)
Minority interest in (income) loss of subsidiary	(683)	(312)	307	(435)	(106)
Equity losses in unconsolidated affiliates	(1,081)	(275)	(594)	(210)	(879)

Income (loss) before cumulative effect of accounting change	2,586	(6,556)	(2,149)	10,947	(15,373)
Cumulative effect of accounting change(2)	—	—	—	(443)	—

Net income (loss)	$2,586	$(6,556)	$(2,149)	$10,504	$(15,373)

Income (loss) before cumulative effect of accounting change per share:
Basic	$0.04	$(0.10)	$(0.03)	$0.16	$(0.22)
Diluted	$0.04	$(0.10)	$(0.03)	$0.16	$(0.22)
Cumulative effect of accounting change per share:
Basic	$—	$—	$—	$(0.01)	$—
Diluted	$—	$—	$—	$(0.01)	$—
Net income (loss) per share:
Basic	$0.04	$(0.10)	$(0.03)	$0.15	$(0.22)
Diluted	$0.04	$(0.10)	$(0.03)	$0.15	$(0.22)
Weighted average number of common shares outstanding:
Basic	67,876	67,544	68,064	69,334	70,052
Diluted	68,164	67,544	68,064	69,879	70,052

	Fiscal Year Ended
	2008	2007	2006	2005	2004
Balance Sheet Data:
Cash and cash equivalents and marketable debt securities	100,016	93,304	105,360	119,757	111,900
Working capital	116,841	107,931	116,119	128,950	123,509
Total assets	159,677	161,054	161,413	166,334	156,452
Long-term obligations	867	806	772	740	—
Total stockholders’ equity	138,482	137,484	140,965	146,275	139,419

(1)	The Company recorded a $0.5 million and a $5.3 million impairment charge in fiscal year 2005 and 2004, respectively, as a result of its discontinuance of CyberLite LED manufacturing and development activities.
(2)	The Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143,” in 2005.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and notes to those statements and other financial information appearing elsewhere in this Form 10-K. The following discussion contains forward looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated in the forward looking statements as a result of a number of factors, including the risks discussed in Item 1A. “Risk Factors”, and elsewhere in this Annual Report on Form 10-K.

Management’s discussion and analysis of our financial condition and results of operations are based upon our audited consolidated financial statements. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition under the percentage-of-completion method, bad debts, inventories, warranty reserves, investment valuations, valuation of stock compensation awards, recoverability of deferred tax assets, liabilities for uncertain tax positions and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not apparent from other sources. Actual results may differ from these estimates under different assumptions.

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

We recognize revenues from long-term research and development contracts on the percentage-of-completion method of accounting as work is performed, based upon the ratio of costs or hours already incurred to the estimated total cost of completion or hours of work to be performed. Revenue recognized at any point in time is limited to the amount funded by the U.S. government or contracting entity. We account for product development and research contracts that have established prices for distinct phases as if each phase were a separate contract. In some instances, we are contracted to create a deliverable which is anticipated to be qualified and go into full rate production stages. In those cases, the revenue recognition methodology will change from the percentage of completion method to the units-of-delivery method as new contracts are received after formal qualification has been completed. In certain instances qualification may be achieved and delivery of production units may commence however our customer may have either identified new issues to be resolved or wish to incorporate a newer display technology. In these circumstances new units delivered will continue to be accounted for under the units-of –delivery method.

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

Accounting for design, development and production contracts requires judgment relative to assessing risks, estimating contract revenues and costs, and making assumptions for schedule and technical issues. Due to the size and nature of the work required to be performed on many of our contracts, the estimation of total revenue and cost at completion is complicated and subject to many variables. Contract costs include material, labor and subcontracting costs, as well as an allocation of indirect costs. We have to make assumptions regarding the number of labor hours required to complete a task, the complexity of the work to be performed, the availability and cost of materials, and performance by our subcontractors. For contract change orders, claims or similar items, we apply judgment in estimating the amounts and assessing the potential for realization. These amounts are only included in contract value when they can be reliably estimated and realization is considered probable. We have accounting policies in place to address these as well as other contractual and business arrangements to properly account for long-term contracts. If our estimate of total contract costs or our determination of whether the customer agrees that a milestone is achieved is incorrect, our revenue could be overstated and profits would be negatively impacted.

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

Investment Valuation

We hold a minority investment in Micrel Incorporated, a publicly traded company whose share price has been and may continue to be highly volatile. We consider this investment to be “available for sale” and accordingly account for fluctuations in the value of this investment in accumulated other comprehensive income. If, however, we were to determine that the fair value of this investment had been other than temporarily impaired, we would be required to charge the loss directly to the statement of operations. This investment had a fair market value of $1.5 million at December 27, 2008, which was less than our carrying value at that date, and accordingly we recorded a $0.2 million charge to our statement of operations to reduce the investment to its fair value. The determination that a decline is other-than-temporary is subjective and influenced by many factors. When assessing a publicly-traded investment for an other-than-temporary decline in value, we consider such factors as, among other things, how significant the decline in value is as a percentage of the original cost, how long the market value of the investment has been less than its original cost, the performance of the investee’s stock price in relation to the stock price of its competitors within the industry and the market in general and analyst recommendations. We also review the financial statements of the investee to determine if the investee is experiencing financial difficulties. In the event our judgments change as to other-than-temporary declines in value, we may record an additional impairment loss, which could have an adverse impact on our results of operations.

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

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we periodically review the carrying value of our long-lived assets to determine if facts and circumstances suggest that they may be impaired or that the amortization or depreciation period may need to be changed. The carrying value of a long-lived asset is considered impaired when the anticipated identifiable undiscounted cash flows from such asset are less than its carrying value. For assets that are to be held and used, impairment is measured based upon the amount by which the carrying amount of the asset exceeds its fair value. If our estimates of anticipated future cash flows or market conditions were incorrect, additional impairment charges may be required. We did not incur any long lived asset impairment charges in 2008, 2007 or 2006.

Product Warranty

We generally sell products with a limited warranty of product quality and a limited indemnification of customers against intellectual property infringement claims related to our products. We accrue for known warranty and indemnification issues if a loss is probable and can be reasonably estimated. As of December 27, 2008, we had a warranty reserve of $1.3 million, which represents the estimated liabilities for warranty claims in process, potential warranty issues customers have notified us about and an estimate based on historical failure rates. For the fiscal years 2008, 2007 and 2006, our warranty expense was approximately $1.5 million, $0.6 million and $0.4 million, respectively. If our estimates for warranty claims are incorrect, our profits would be negatively impacted.

Income Taxes

We have historically incurred domestic operating losses from both a financial reporting and tax return standpoint. We establish valuation allowances if it appears more likely than not that our deferred tax assets will not be realized. These judgments are based on our projections of taxable income and the amount and timing of our tax operating loss carryforwards and other deferred tax assets. Given our federal operating tax loss carryforwards, we do not expect to pay domestic federal taxes in the near term. It is possible that we could pay domestic alternative minimum taxes and state income taxes. We are also subject to foreign taxes from our Korean subsidiary operations.

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

Stock Compensation

We estimate the fair value of each stock-based award on the date of grant using the Black-Scholes-Merton option valuation model. The Black-Scholes-Merton option valuation model incorporates assumptions as to stock price volatility, the expected life of options, a risk-free interest rate and dividend yield. Many of these assumptions are highly subjective and require the exercise of management judgment. Our management must also apply judgment in developing an estimate of awards that may be forfeited. If our actual experience differs significantly from our estimates and we choose to employ different assumptions in the future, the stock-based compensation expense that we record in future periods may differ materially from that recorded in the current period. Such options vest over, in general, a four year period. We did not issue any new stock option awards during 2006, 2007 or 2008; rather we elected to make awards of restricted shares. These awards are generally valued at the value of the underlying shares on the date they are granted and require us only to estimate forfeiture rates.

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

We have two principal sources of revenues: product revenues and research and development revenues. Product revenues consist of sales of our III-V products, principally gallium arsenide (“GaAs”) HBT transistor wafers, and CyberDisplay products. Research and development revenues consist primarily of development contracts with agencies or prime contractors of the U.S. government. Research and development revenues were $7.2 million, or 6.3% of 2008 revenues, $4.0 million, or 4.0% of total 2007 revenues and $5.2 million, or 7.3% of total revenues in 2006.

Kowon, our Korean subsidiary and one of our reportable segments, provides to us back-end packaging services related to our CyberDisplay products as well as selling displays to other customers.

Fiscal Year 2008 Compared to Fiscal Year 2007

Revenues.    Our revenues, which include product sales and amounts earned from research and development contracts, for fiscal years 2008 and 2007, were as follows (in millions):

Revenues	2008	2007
III-V	$47.0	$43.5
CyberDisplay	67.8	54.6

Total	$114.8	$98.1

The increase in our III-V revenues resulted from a net increase in unit demand for our HBT transistor wafers from customers that use them in wireless handset applications, which was partially off set by price declines of our HBT products. The increase in display revenues in fiscal year 2008 compared to fiscal year 2007 resulted from an increase in sales of our CyberDisplay products to customers that use them for military applications. Display revenues for consumer and military applications for 2008 and 2007 were as follows:

CyberDisplay Revenues by Category (in millions)	2008	2007
Military Applications	$36.8	$15.8
Consumer Electronic Applications	18.2	29.3
Eyewear Applications	6.4	6.3
Research & Development	6.4	3.2

Total	$67.8	$54.6

Revenues of our Korean subsidiary, Kowon, are included in CyberDisplay revenues and sales are primarily to us and Samsung Electronics for camcorder applications. Kowon’s revenues decreased as a result of lower demand from us due to lower sales of displays to customers that use them for digital still camera applications and a decline in demand from Samsung for displays for camcorder applications. CyberDisplay revenues by segment were as follows for 2008 and 2007:

CyberDisplay Revenues by Segment (in millions)	2008		2007
Kopin U.S. revenues		$62.2		$49.0
Kowon revenues to other customers
Kowon revenues	$20.6		$34.4
Kowon sales to Kopin	(15.0)	5.6	(28.8)	5.6

Total CyberDisplay Revenues		$67.8		$54.6

We have been reducing our emphasis on sales of our display products for digital still camera and camcorder applications because of the low gross profit margins from these sales, and, as a result, in addition to the impact on sales of consumer electronic products from the global economic downturn, we expect sales of our CyberDisplay products for digital still camera and camcorder applications to decline significantly in 2009. We also anticipate, based on current discussions with our customers and certain contractual obligations, that the prices of certain of our products to decline in fiscal year 2009. We anticipate the average selling price of our HBT transistor wafers and display products sold to customers for consumer electronics applications will decline approximately 10% during fiscal year 2009 relative to 2008. We expect sales prices of our display products for military applications to remain the same for 2009 as compared to 2008. The overall increase or decrease in the average sales price of our display products will be dependent on the sales mix of commercial and military display sales.

For 2009 we anticipate sales of display products for military applications to increase and sales of our III-V products for wireless handset applications and our display products for consumer electronic applications to decline. However, as a result of the historic declines in the United Stated and global economies, our ability to forecast is very limited. This forecast is based on our discussions with customers and our expectations about the future global economy and is not based on firm non-cancellable orders.

We currently manufacture and sell HBT wafers on either four or six inch gallium arsenide (GaAs) wafers. Our largest customer, who accounted for approximately 29% of our 2008 total revenues (see Item 1A, Risk Factors for explanation of percent of revenue calculation), purchases our HBT products on four inch GaAs wafers and we expect this customer to migrate to using six inch GaAs wafers in its manufacturing process in 2009. If we are unable to get reactors qualified by our largest and other customers or if we are able to get the reactors qualified but can not manufacture the quantity our customers require or can not manufacture on six inch GaAs wafers in a cost effective manner, our revenues and results of operations could decline significantly.

International sales represented 29% and 41% of product revenues for fiscal years 2008 and 2007 respectively. The decrease in international sales is primarily attributable to an increase in sales of our CyberDisplay products for U.S. military applications and a decline in sales of our display products for digital still camera and camcorder applications to Asian customers. We expect this trend to continue in 2009. International sales are primarily sales of CyberDisplay products to consumer electronic manufacturers primarily located in Japan, Korea and China. Our international sales are primarily denominated in U.S. currency. Consequently, a strengthening of the U.S. dollar could increase the price in local currencies of our products in foreign markets and make our products relatively more expensive than competitors’ products that are denominated in local currencies, leading to a reduction in sales or profitability in those foreign markets. In addition, sales of our CyberDisplay products in Korea are transacted through our Korean subsidiary, Kowon Technology Co., LTD. Kowon’s sales are primarily denominated in U.S. dollars. However, Kowon’s local operating costs are primarily denominated in Korean won. Kowon also holds U.S. dollars in order to pay various expenses. As a result, our financial position and results of operations are subject to exchange rate fluctuation in transactional and functional currency. We have not taken any protective measures against exchange rate fluctuations, such as purchasing hedging instruments with respect to such fluctuations, because of the historically stable exchange rate between the Japanese yen, Korean won and the U.S. dollar.

Cost of Product Revenues.

	2008	2007
Cost of product revenue (in millions)	$78.0	$78.6
Cost of product revenue as a % of revenues	72.5%	83.5%

Cost of product revenues, which is comprised of materials, labor and manufacturing overhead related to our products, decreased approximately $0.6 million or 1% from 2007 to 2008. Our gross margin is affected by increases or decrease in the sales prices of our products, changes in raw material prices, unit volume of sales, manufacturing efficiencies and the mix of products sold. As discussed above our sales prices historically decline on an annual basis. Our overhead costs and, to a lesser extent, our labor costs are normally stable and do not fluctuate significantly during a three or twelve month period. Essentially, we consider labor and overhead costs to be fixed in nature over the short term and therefore profitability is very dependent on our sales prices of the products and volume of sales. Gross margins increased in 2008, as compared to 2007, because of an increase in sales of our display products for military applications, which have higher margins, and a decline in sales of display products for consumer electronic applications which have low margins. Offsetting these increases in gross margins was a decline in the average unit selling prices of our III-V products as compared to 2007. For 2009 we anticipate sales of display products for military applications to increase and sales of our III-V products for wireless handset applications and our displays products for consumer electronic applications to decline. As a result we expect cost of sales as a percentage of sales to decrease. However this expectation is based on assumptions about the duration of the current economic down turn from discussions with customers and not as a result of firm non-cancellable purchase orders.

There are a number of different display technologies which can produce displays in small form factors. We believe one of the benefits of our display technology is the ability to produce high resolution displays in small form factors. The camcorder and digital still camera markets are mature and the majority of these devices use low-resolution display products which results in our having limited, if any, competitive advantage over our competitors and therefore the ability to sell displays into these markets is very price dependent. Accordingly for us to generate display revenues with above average gross margins, we will need to increase sales to customers who buy our higher resolution display products, such as the military, or develop new categories, such as eyewear.

Research and Development.    Research and development (R&D) expenses are incurred in support of internal display and III-V product development programs or programs funded by agencies or prime contractors of the U.S. government and commercial partners. R&D revenues associated with funded programs are presented separately in revenue in the statement of operations. Research and development costs include staffing, purchases of materials and laboratory supplies, circuit design costs, fabrication and packaging of display products, and overhead. For fiscal years 2008 and 2007 R&D expense was as follows (in millions):

Research and development expense	2008	2007
Funded	$5.1	$3.2
Internal	10.9	8.3

Total	$16.0	$11.5

R&D expense increased in 2008 as compared to the prior year primarily because of an increase in funded programs from agencies and prime contractors of the U.S. government.

The increase in internal research and development expenses was primarily attributed to costs to develop our 8 inch display and MOCVD III-V manufacturing lines.

Selling, General and Administrative.    Selling, general and administrative (S,G&A) expenses consist of the expenses incurred by our sales and marketing personnel and related expenses, and administrative and general corporate expenses.

	2008	2007
Selling, general and administrative expense (in millions)	$16.0	$18.0
Selling, general and administrative expense as a % of revenues	13.9%	18.3%

The decrease in S,G&A expenses in 2008 versus 2007 is attributable to a decrease of approximately $1.4 million for professional fees associated with the stock option practice investigation and the restatement of our historical financial statements, $0.3 million associated with reduced marketing at our Korean subsidiary and $0.3 million of information technology expense, which were partially offset by a $0.5 million increase in allowances for accounts receivable and other professional fees of $0.2 million.

Included in S,G&A is approximately $150,000 for professional fees for the preparation of our tender offer to purchase 197,218 stock options from employees. Had we not purchased these stock options, they may have resulted in excise taxes for the employees and reporting requirements for us under section 409(A) of the Internal Revenue code. We agreed to pay approximately $180,000 for these stock options which represented the fair market value of the options as determined through the use of the Black-Scholes-Merton option-pricing model.

In December 2008, the Compensation Committee of the Company approved the issuance of 363,191 restricted stock awards to certain of our employees. An employee can earn awards if the employee remains with the Company for the fiscal year 2009 and the product line the employee works with achieves certain performance conditions in fiscal year 2009. In December 2007 the Compensation Committee approved the issuance of 1,273,016 restricted stock awards to employees subject to certain conditions. These conditions, which primarily consisted of the Company meeting its listing requirements of the NASDAQ stock exchange, were fulfilled in

April 2008 and the restricted stock awards were granted in April 2008. In addition, as part of its Board of Director compensation in fiscal year 2008 we issued 120,000 shares of restricted stock to our board members representing the annual grants for fiscal years 2008 and 2007.

Of the 1,273,016 awards, employees could earn 590,016 shares of the awards based on remaining with the Company for fiscal year 2008 and the product line the employee worked with achieved certain performance conditions in 2008 (the “2008 Performance Period”). The remaining 682,500 restricted stock awards to employees and Board of Directors requires them to fulfill certain obligations including continued employment with us or remaining on our Board of Directors for periods of either two or four years (the “Restriction Period”) to earn their portion of the award.

In connection with the issuance of the awards above, and the amortization of awards issued before fiscal year 2007, we recorded stock compensation expenses of $2.7 million and $2.3 million for fiscal years 2008 and 2007, respectively.

Other Income and Expense.

	2008	2007
Other income and expense (in millions)	$0.3	$4.4

Other income and expense in 2008 includes interest and miscellaneous income of $3.4 million, $2.3 million of foreign exchange gains, a loss of $2.7 million on the sale of our Kenet investment, a $1.2 million charge for the write-off of certain loans to KTC, $1.3 million for other-than-temporary impairment charges for corporate debt instruments, and $0.2 million for the other-than-temporary impairment charge on our investment in Micrel. We are evaluating our strategic relationship with KTC and may make future loans to support KTC. Other income and expense for 2007 includes interest and miscellaneous income of $4.5 million, $0.1 million of foreign exchange gains, $0.1 million for an other-than-temporary impairment of our investment in Micrel, and $0.1 of miscellaneous bank fees and other expense.

During 2008 KTC has been incurring operating losses and, as a result, it has been experiencing cash flow problems. KTC is currently restructuring its operations, which includes plans to exit unprofitable product lines and lower overhead costs. On October 8, 2008 we entered into an agreement wherein we loaned KTC $2.0 million for first and third liens on its building and certain equipment. For financial accounting reporting purposes $0.8 million of the $2.0 million was considered an equity investment and is included in Equity losses in unconsolidated affiliates. At December 27, 2008 we reviewed the collectability of the loan to KTC and recorded a loan loss reserve of $1.2 million based on KTC’s projected cash flows. We are under no obligation to make future loans to KTC, however we are reviewing its strategic importance to us and may make additional loans.

We have investments totaling $16.2 million in corporate debt instruments. $14.6 million of these are Floating Rate Notes whose maturity is over multiple years but whose interest rate is reset every three months based on then current three month London Interbank Offering Rate (3 month LIBOR). We determine the fair market values of these corporate debt instruments through the use of a model which incorporates the 3 month LIBOR and the credit default swap rate of the issuer. After the fair market value of these corporate debt instruments is computed under this method we review whether our valuation falls within the bid and ask price spread of the same or similar investments which are traded on several markets. We do not use these bid and ask prices as the sole input in valuing the instruments because the spreads between the bid and ask prices have been increasing, which indicate that they may not reflect an accurate measure of fair market value. The other-than-temporary impairment of $1.3 million discussed above represents the difference between the acquisition cost of the investments and our computation of their fair market value for all corporate debt instruments whose acquisition cost has exceeded their computed fair market value for 12 months or for which other indicators of impairment exist.

Minority interest in (income) loss of subsidiary.    We own approximately 78% of the equity of Kowon Technology Co. Ltd. (Kowon). Minority interest on the consolidated statement of operations represents the portion of the results of operations of Kowon which is allocated to the shareholders of the approximately 22% of Kowon not owned by us. The change in the minority interest in (income) loss of subsidiary is the result of the change in the results of operations of Kowon. The results of operations of Kowon were essentially the same in 2008 and 2007.

Equity losses in unconsolidated affiliates    consists of our approximate 28% share of the losses of KoBrite totaling $0.3 million in 2008 and $0.3 million in 2007 and our approximate 40% share in the losses of KTC totaling $0.8 million in 2008.

Tax (provision) benefit.    The provision for income taxes for the fiscal years ended 2008 and 2007 represent alternative minimum taxes owed to U.S. federal and state taxing authorities of $0.3 million and $0.1 million, respectively, and foreign taxes on the income of our subsidiary Kowon of $0.5 million and $0.4 million, respectively. During fiscal year 2008 the Company significantly reduced its available state net operating loss carryforwards and credits and accordingly expects to have a state tax liability for tax reporting purposes which may results in an increased state tax provision for financial reporting purposes.

Fiscal Year 2007 Compared to Fiscal Year 2006

Revenues.    Our revenues, which include product sales and amounts earned from research and development contracts, for fiscal years 2007 and 2006, were as follows (in millions):

Revenues	2007	2006
III-V	$43.5	$43.9
CyberDisplay	54.6	27.2

Total	$98.1	$71.1

The decrease in our III-V revenues resulted from a net increase in unit demand for our HBT transistor wafers from customers that use them in wireless handset applications, which was partially off set by price declines of our HBT products and a decline in our CyberLite revenues, which were $0.8 million for the year ended 2006. Our CyberLite revenues declined because we sold the product line to the KoBrite joint venture in 2004. The increase in display revenues in fiscal year 2007 compared to fiscal year 2006 resulted from an increase in sales of our CyberDisplay products to customers that use them for digital still camera applications and military applications. Display revenues for consumer and military applications for 2007 and 2006 were as follows (in millions):

CyberDisplay Revenues by Category	2007	2006
Consumer Electronic Applications	$29.3	$9.0
Military Application	15.8	11.3
Eyewear Application	6.3	3.3
Research & Development	3.2	3.6

Total	$54.6	$27.2

Revenues of our Korean subsidiary, Kowon, are included in CyberDisplay revenues and sales are primarily to us and Samsung Electronics for camcorder applications. Kowon’s revenues increased as a result of demand from us to support our increased sales of displays to customers that use them for digital still camera applications. CyberDisplay revenues by segment were as follows for 2007 and 2006 (in millions):

CyberDisplay Revenues by Segment	2007		2006
Kopin U.S. revenues		$49.0		$21.2
Kowon revenues to other customers
Kowon revenues	$34.4		$8.9
Kowon sales to Kopin	(28.8)	5.6	(2.9)	6.0

Total CyberDisplay Revenues		$54.6		$27.2

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

Cost of product revenues, which is comprised of materials, labor and manufacturing overhead related to our products, increased approximately $29.3 million or 59.4% from 2006 to 2007. Our gross margin is affected by sales price declines of our products, changes in raw material prices, unit volume of sales, manufacturing efficiencies and the mix of products sold. As discussed above our sales prices historically decline on an annual basis. Our strategy to offset the impact of the sales price declines has been to increase the unit volume of sales, improve manufacturing efficiencies and increase the sales of products which have higher margins, specifically military products. Our overhead costs and, to a lesser extent, our labor costs are normally stable and do not fluctuate significantly during a three or twelve month period. Essentially, we consider labor and overhead costs to be fixed in nature over the short term and therefore profitability is based on the amount of variable margin we can generate to cover these fixed costs. Variable margin is the product of the number of units sold and the difference between a units selling price and its material cost. Gross margins declined in 2007, as compared to 2006, because of a decline in the average unit selling prices of our III-V and display products as compared to 2006 and the impact of an increase in displays sold for digital still camera applications which are sold at a price which generates a small or negative variable margin.

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

	2007	2006
Selling, general and administrative expense (in millions)	$18.0	$19.3
Selling, general and administrative expense as a % of revenues	18.3%	27.2%

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

In fiscal year 2006, we issued 596,750 restricted stock awards to certain of our employees. Each award requires the employee to fulfill certain obligations including continued employment with us for periods of either two or four years (the “Restriction Period”). In connection with the issuance of these and prior awards, we recorded stock based compensation expenses of $2.3 million and $2.8 million in 2007 and 2006, respectively.

Other Income and Expense.

	2007	2006
Other income and expense (in millions)	$4.4	$5.6

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

Equity loss in unconsolidated affiliate.    Consists of our approximate 25% share of the losses of KoBrite totaling $0.3 million in 2007 and $0.6 million in 2006.

Tax (provision) benefit.    The provision for income taxes for fiscal year 2007 represents alternative minimum taxes owed to U.S. federal and state taxing authorities of $0.1 million and foreign taxes on the income of our subsidiary Kowon of $0.4 million. The benefit for income taxes for fiscal year 2006 represents the reversal of tax contingencies due to the expiration of the statute of limitations of $0.3 million, a tax benefit from a loss carryback of $0.5 million offset by alternative minimum taxes of $0.1 million and the provision of a valuation allowance on our foreign deferred tax assets of $0.4 million.

Liquidity and Capital Resources

As of December 27, 2008, we had cash and equivalents and marketable debt securities of $100.0 million and working capital of $116.8 million compared to $93.3 million and $107.9 million, respectively, as of December 29, 2007. The increase in cash and equivalents and marketable securities was primarily due to cash provided by operating activities of $11.7 million which was partially offset by capital expenditures of $3.3 million.

In April 2008, we amended a purchase and supply agreement with a significant HBT customer that now expires in July 2010, excluding a last time buy option contained in the agreement. Under the terms of this agreement we have agreed to maintain capacity levels for manufacturing HBT wafers and we committed to a pricing schedule under certain circumstances. The agreement also requires us to give prior notice if we exit our HBT product line. In consideration for this agreement the customer agreed to source 100% and 95% of its four and six inch HBT wafer needs, respectively, from us subject to the customer’s right to source HBT wafers from other sources if we are unable to meet their requirements under certain circumstances. We agreed that failure to meet our supply obligations under the agreement would allow our customer to obtain court ordered specific performance and if we do not perform we could then be liable for monetary damages up to a maximum of $40 million.

We lease facilities located in Taunton and Westborough, Massachusetts, and Scotts Valley, California, under non-cancelable operating leases. We have two Taunton facilities, one whose lease expires in 2010 and the other in 2012. The Taunton lease expires in 2010 and may be extended twice for individual 10 year terms. The Westborough and Scotts Valley leases expire in 2012.

We expect to expend between $4.0 and $8.0 million on capital expenditures over the next twelve months, primarily for the acquisition of equipment to increase capacity in our III-V product line and implement the 8” production line for our CyberDisplay products.

As of December 27, 2008, we had substantial tax loss carry-forwards, which may be used to offset future federal taxable income. We may be subject to alternative minimum taxes, foreign taxes and state income taxes depending on our taxable income and sources of taxable income.

We have financed our operations primarily through public and private placements of our equity securities. We believe our available cash resources will support our operations and capital needs for at least the next twelve months.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurements” (SFAS 157) which enhances existing guidance for measuring assets and liabilities at fair value. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. We adopted SFAS No. 157 on January 1, 2008, as required for its financial assets and financial liabilities. However, the FASB deferred the effective date of SFAS 157 for one year as it relates to fair value measurement requirements for nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value on a recurring basis. The adoption of SFAS 157 for our financial assets and financial liabilities did not have a material impact on our consolidated financial statements (See Note 4).

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). SFAS 159 permits an entity to choose, at specified election dates, to measure eligible financial instruments and certain other items at fair value that are not currently required to be measured at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods with those financial years. At the effective date, an entity may elect the fair value option for eligible items that exist at that date. The entity shall report the effect of the first remeasurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. We did not elect the fair value option for any of our eligible items as of December 29, 2007.

Accounting Pronouncements to be Adopted in the Future

In December 2007, the Financial Accounting Standard Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 141(R), “Business Combinations” (SFAS 141 (R)). SFAS 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. It requires acquisition-related costs and restructuring costs that the acquirer expects but is not obligated to incur to be recognized separately from the acquisition. SFAS 141(R) modifies the criteria for the recognition of contingencies as of the acquisition date. It also provides guidance on subsequent accounting for acquired contingencies. SFAS 141(R) is effective for business acquisitions for which the acquisition date is on or after January 1, 2009.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements” (SFAS 160). SFAS 160 amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for us on December 28, 2008, except for the presentation and disclosure requirements which will be applied retrospectively for all periods presented.

In March 2008, the FASB issued SFAS No. 161,” Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (SFAS 161). SFAS 161 amends FASB Statement No. 133 to require enhanced disclosures about an entity’s derivative and hedging activities thereby improving the transparency of financial reporting. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We do not currently hold any positions in derivative instruments or participate in hedging activities and thus do not expect the adoption of SFAS 161 to have any impact on our results of operations or financial position.

Seasonality

The markets for our III-V and consumer electronic CyberDisplay products are traditionally seasonal and we would expect that as our business matures, sales of these products would be strongest in the third quarter followed by our second quarter then our fourth quarter and our first quarter would be our lowest sales quarter. The market for our display products for military application is not expected to be seasonal.

Inflation

We do not believe our operations have been materially affected by inflationary forces.

Contractual Obligations

The following is a summary of our contractual payment obligations for operating leases as of December 27, 2008:

Contractual Obligations	Total	Less than 1 year	1-3 Years	3-5 years	More than 5 years
Operating Lease Obligations	$3,856,190	$1,344,274	$2,090,940	$420,976	$—

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

We invest our excess cash in high-quality U.S. government, government-backed (Fannie Mae, FDIC guaranteed bonds and certificates of deposit) and corporate debt instruments, which bear lower levels of relative risk. We believe that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations, and cash flows should not be material to our cash flows or income. It is possible that interest rate movements would increase our unrecognized gain or loss on interest rate securities. Included in other assets is an equity investment in Micrel, Incorporated (Micrel) totaling approximately $1.5 million which is subject to changes in value because of either specific operating issues at Micrel or overall changes in the stock market. We are exposed to changes in foreign currency exchange rates primarily through our translation of our foreign subsidiary’s financial position, results of operations, and transaction gains and losses as a result of non U.S. dollar denominated cash flows related to business activities in Asia, and remeasurement of United States dollars to the functional currency of our Kowon subsidiary. We do not currently hedge our foreign currency exchange rate risk. We estimate that any market risk associated with our international operations is unlikely to have a material adverse effect on our business, financial condition or results of operation. Our portfolio of marketable debt securities is subject to interest rate risk although our intent is to hold securities until maturity. The credit rating of our investments may be affected by the underlying financial health of the guarantors of our investments. We use Gallium Arsenide and Silicon wafers but do not enter into forward or futures hedging contracts.

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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A.    Control and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (Disclosure Controls), as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Form 10-K. The controls evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Disclosure Controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s (SEC’s) rules and forms. Disclosure Controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our quarterly evaluation of Disclosure Controls includes an evaluation of some components of our internal control over financial reporting, and internal control over financial reporting is also separately evaluated on an annual basis for purposes of providing the management report which is set forth below.

Our Chief Executive Officer and Chief Financial Officer have concluded as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were effective.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 27, 2008, based on the criteria outlined in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. We had reported a material weakness in our internal control over financial reporting in our Annual Report on Form 10-K for the fiscal years 2004 through 2007, related to inadequate resources and technical accounting expertise. To remedy the material weakness, we increased staff and training to ensure the financial statements we issue are prepared in accordance with GAAP and are fairly presented in all material respects. In fiscal year 2005 we established criteria to aid our evaluation of our improvements. Based on these criteria we have concluded that at December 27, 2008 we no longer had a material weakness. Accordingly, we believe that the condensed consolidated financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods.

Management concluded that, as of December 27, 2008, our internal control over financial reporting was effective based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Our independent registered public accounting firm that audited our consolidated financial statements included in this Form 10-K, Deloitte & Touche LLP, has issued an attestation report on our internal control over financial reporting. This report appears below.

Changes in Internal Control Over Financial Reporting

Except for changes made to our internal controls, as discussed herein, in preparation for our management report on internal control over financial reporting, no significant changes were made to our internal controls during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Kopin Corporation

Taunton, Massachusetts

We have audited the internal control over financial reporting of Kopin Corporation and subsidiaries (the “Company”) as of December 27, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report On Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 27, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 27, 2008, of the Company and our report dated March 10, 2009 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts

March 10, 2009

Item 9B.

None

Part III

Item 10.    Directors, Executive Officers and Corporate Governance

The information required under this item is incorporated herein by reference from our Proxy Statement relating to our Annual Meeting of Shareholders to be held on April 28, 2009 (the Proxy Statement). In addition to the disclosures made in our Proxy Statement and incorporated by reference herein, information with respect to executive officers required by this item is set forth in Part I of this Report.

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

Item 13.    Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated herein by reference from the Proxy Statement.

Item 14.    Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference from the Proxy Statement.

Item 15.    Exhibits and Financial Statement Schedules

(a) Documents filed as part of the Report:

(1) Consolidated Financial Statements:

(2) Financial Statement Schedule:

Schedule II—Valuation and Qualifying Accounts	79

Schedules other than the one listed above have been omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements or the notes thereto.

(3) Exhibits

3.1	Amended and Restated Certificate of Incorporation	(2)

3.2	Amendment to Certificate of Incorporation	(5)

3.3	Amendment to Certificate of Incorporation	(5)

3.4	Fourth Amended and Restated By-laws	(8)

4	Specimen Certificate of Common Stock	(1)

10.1	Form of Employee Agreement with Respect to Inventions and Proprietary Information	(1)

10.2	Amended and Restated 1992 Stock Option Plan	(2	)*

10.3	1992 Stock Option Plan Amendment	(5	)*

10.4	1992 Stock Option Plan Amendment	(6	)*

10.5	Kopin Corporation 2001 Equity Incentive Plan	(7	)*

10.6	Kopin Corporation 2001 Equity Incentive Plan Amendment	(9	)*

10.7	Kopin Corporation 2001 Equity Incentive Plan Amendment	(10	)*

10.8	Kopin Corporation 2001 Equity Incentive Plan Amendment	(11	)*

10.9	Kopin Corporation 2001 Equity Incentive Plan Amendment	(13	)*

10.10	Kopin Corporation 2001 Supplemental Equity Incentive Plan	(6	)*

10.11	Form of Key Employee Stock Purchase Agreement	(1	)*

10.12	License Agreement by and between the Company and Massachusetts Institute of Technology dated April 22, 1985, as amended	(1)

10.13	Facility Lease, by and between the Company and Massachusetts Technology Park Corporation, dated October 15, 1993	(3)

10.14	Joint Venture Agreement, by and among the Company, Kowon Technology Co., Ltd., and Korean Investors, dated as of March 3, 1998	(4)

10.15	Sixth Amended and Restated Employment Agreement between the Company and Dr. John C.C. Fan, dated as of March 31, 2006	*

10.16	Kopin Corporation Form of Stock Option Agreement under 2001 Equity Incentive Plan	(12	)*

10.17	Kopin Corporation 2001 Equity Incentive Plan Form of Restricted Stock Purchase Agreement	(12	)*

10.18	Kopin Corporation Fiscal Year 2009 Incentive Bonus Plan	*

21.1	Subsidiaries of Kopin Corporation

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan required to be filed as an Exhibit to this Form 10-K.
(1)	Filed as an exhibit to Registration Statement on Form S-1, File No. 33-45853, and incorporated herein by reference.
(2)	Filed as an exhibit to Registration Statement on Form S-1, File No. 33-57450, and incorporated herein by reference.
(3)	Filed as an exhibit to Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference.
(4)	Filed as an exhibit to Annual Report on Form 10-Q for the quarterly period ended June 27, 1998 and incorporated herein by reference.
(5)	Filed as an exhibit to Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2000 and incorporated herein by reference.
(6)	Filed as an exhibit to Registration Statement on Form S-8, filed on November 13, 2001 and incorporated herein by reference.
(7)	Filed as an appendix to Proxy Statement filed on April 20, 2001 and incorporated herein by reference.
(8)	Filed as an exhibit to Annual Report on Form 8-K filed on December 12, 2008 and incorporated herein by reference.
(9)	Filed as an exhibit to Registration Statement on Form S-8 filed on August 16, 2002 and incorporated herein by reference.
(10)	Filed as an exhibit to Registration Statement on Form S-8 filed on March 15, 2004 and incorporated herein by reference.
(11)	Filed as an exhibit to Registration Statement on Form S-8 filed on May 10, 2004 and incorporated herein by reference.
(12)	Filed as an exhibit to Annual Report on Form 10-K for the fiscal year ended December 25, 2004 and incorporated herein by reference.
(13)	Filed as an exhibit to Registration Statement on Form S-8 filed on April 15, 2008 and incorporated herein by reference.

KOPIN CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Kopin Corporation

Taunton, Massachusetts

We have audited the accompanying consolidated balance sheets of Kopin Corporation and subsidiaries (the “Company”) as of December 27, 2008 and December 29, 2007, and the related consolidated statements of operation, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 27, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Kopin Corporation and subsidiaries as of December 27, 2008 and December 29, 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 27, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 27, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts

March 10, 2009

KOPIN CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 27, 2008	December 29, 2007
ASSETS
Current assets:
Cash and equivalents	$57,949,449	$30,748,060
Marketable securities, at fair value	42,066,542	62,556,257
Accounts receivable, net of allowance of $664,000 and $708,000 in 2008 and 2007, respectively	14,394,306	10,600,794
Accounts receivable from unconsolidated affiliates, net of allowance of $507,000 in 2008	2,814,447	3,621,463
Unbilled receivables	2,395,963	905,151
Inventory	13,269,486	16,732,060
Prepaid taxes	206,471	874,807
Prepaid expenses and other current assets	1,160,497	1,107,151

Total current assets	134,257,161	127,145,743
Property, plant and equipment	19,359,874	21,927,061
Other assets	6,060,460	11,981,173

Total assets	$159,677,495	$161,053,977

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,744,005	$10,295,340
Accounts payable to unconsolidated affiliates	992,990	2,084,491
Accrued payroll and expenses	2,304,210	2,926,176
Accrued warranty	1,250,000	1,030,000
Billings in excess of revenue earned	3,127,923	173,851
Other accrued liabilities and professional fees	1,996,947	2,704,544

Total current liabilities	17,416,075	19,214,402
Asset retirement obligations	866,965	805,797
Minority interest in subsidiary	2,912,519	3,549,369
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $.01 per share: authorized, 3,000 shares; none issued	—	—
Common stock, par value $.01 per share: authorized, 120,000,000 shares; issued 73,147,743 shares in 2008 and 71,935,976 shares in 2007; outstanding 68,257,748 in 2008 and 67,741,956 in 2007	718,732	713,574
Additional paid-in capital	310,241,805	307,900,357
Treasury stock (3,615,480 shares in 2008 and 2007, at cost)	(14,552,865)	(14,552,865)
Accumulated other comprehensive (loss) income	(168,303)	3,767,256
Accumulated deficit	(157,757,433)	(160,343,913)

Total stockholders’ equity	138,481,936	137,484,409

Total liabilities and stockholders’ equity	$159,677,495	$161,053,977

See Accompanying Notes to Consolidated Financial Statements.

KOPIN CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

Fiscal year ended	2008	2007	2006
Revenues:
Net product revenues	$107,581,841	$94,191,465	$65,902,228
Research and development revenues	7,223,696	3,957,648	5,189,128

	114,805,537	98,149,113	71,091,356
Expenses:
Cost of product revenues	77,979,570	78,624,626	49,292,767
Research and development-funded programs	5,075,774	3,157,452	4,907,836
Research and development-internal	10,898,268	8,300,285	5,340,686
Selling, general, and administration	15,980,362	18,008,967	19,317,791

	109,933,974	108,091,330	78,859,080

Income (loss) from operations	4,871,563	(9,942,217)	(7,767,724)
Other income and expense:
Interest income	3,281,297	4,450,623	4,785,987
Other income	92,872	85,317	468,498
Impairment on loans to unconsolidated affiliate	(1,187,937)	—	—
Loss on sale of Kenet	(2,690,645)	—	—
Other-than-temporary impairment of marketable debt securities	(1,252,342)	—	—
Other-than-temporary impairment of Micrel common stock	(224,280)	(123,253)	—
Gain on sale of Micrel common stock	—	—	1,208,000
Foreign currency transaction gains (losses)	2,296,222	93,347	(773,203)
Interest and other expense	(43,912)	(68,007)	(56,664)

	271,275	4,438,027	5,632,618

Income (loss) before income taxes, minority interest in (income) loss of subsidiary, and equity losses in unconsolidated affiliates	5,142,838	(5,504,190)	(2,135,106)
Tax (provision) benefit	(792,000)	(465,000)	273,000

Income (loss) before income taxes and equity losses in unconsolidated affiliates	4,350,838	(5,969,190)	(1,862,106)
Minority interest in (income) loss of subsidiary	(683,153)	(312,333)	306,543
Equity losses in unconsolidated affiliates	(1,081,205)	(274,577)	(593,911)

Net income (loss)	$2,586,480	$(6,556,100)	$(2,149,474)

Net income (loss) per share
Basic	$0.04	$(0.10)	$(0.03)

Diluted	$0.04	$(0.10)	$(0.03)

Weighted average number of common shares outstanding:
Basic	67,876,385	67,543,957	68,064,262

Diluted	68,163,759	67,543,957	68,064,262

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

Fiscal years ended	2008	2007	2006
Net income (loss)	$2,586,480	$(6,556,100)	$(2,149,474)
Foreign currency translation adjustments	(4,735,054)	289,826	1,164,486
Holding gain on marketable securities	853,808	679,702	74,964
Reclassifications of gains in net loss	(54,313)	(147,370)	(416,593)

Comprehensive loss	$(1,349,079)	$(5,733,942)	$(1,326,617)

See Accompanying Notes to Consolidated Financial Statements.

KOPIN CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Deferred Compensation	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
Balance, December 31, 2005	71,235,036	$712,350	$305,166,998	$(2,689,048)	$(7,398,868)	$2,122,241	$(151,638,339)	$146,275,334
Exercise of stock options	161,925	1,619	518,828	—	—	—	—	520,447
Change in accounting for stock compensation	(286,500)	(2,865)	(2,686,183)	2,689,048	—	—	—	—
Stock based compensation expense	—	—	2,789,658	—	—	—	—	2,789,658
Forfeiture of nonvested stock	(26,750)	(267)	267	—	—	—	—	—
Net unrealized holding loss on marketable securities	—	—	—	—	—	(341,629)	—	(341,629)
Foreign currency translation adjustments	—	—	—	—	—	1,164,486	—	1,164,486
Restricted stock for tax withholding obligations	(40,320)	(403)	(139,525)	—	(220,098)	—	—	(360,026)
Treasury stock purchase	—	—	—	—	(6,933,899)	—	—	(6,933,899)
Net loss	—	—	—	—	—	—	(2,149,474)	(2,149,474)

Balance, December 30, 2006	71,043,391	$710,434	$305,650,043	$—	$(14,552,865)	$2,945,098	$(153,787,813)	$140,964,897
Exercise of stock options	95,849	958	278,920	—	—	—	—	279,878
Stock based compensation expense	—	—	2,254,556	—	—	—	—	2,254,556
Vesting of restricted stock	301,313	3,013	(3,013)	—	—	—	—	—
Net unrealized holding gain on marketable securities	—	—	—	—	—	532,332	—	532,332
Foreign currency translation adjustments	—	—	—	—	—	289,826	—	289,826
Restricted stock for tax withholding obligations	(83,089)	(831)	(280,149)	—	—	—	—	(280,980)
Net loss	—	—	—	—	—	—	(6,556,100)	(6,556,100)

Balance, December 29, 2007	71,357,464	$713,574	$307,900,357	$—	$(14,552,865)	$3,767,256	$(160,343,913)	$137,484,409

Exercise of stock options	44,053	441	131,045	—	—	—	—	131,486
Stock based compensation expense	—	—	2,740,849	—	—	—	—	2,740,849
Vesting of restricted stock	633,571	6,336	(6,336)	—	—	—	—	—
Net unrealized holding gain on marketable securities	—	—	—	—	—	799,495	—	799,495
Foreign currency translation adjustments	—	—	—	—	—	(4,735,054)	—	(4,735,054)
Restricted stock for tax withholding obligations	(161,860)	(1,619)	(345,372)	—	—	—	—	(346,991)
Stock option tender offer	—	—	(178,738)	—	—	—	—	(178,738)
Net income	—	—	—	—	—	—	2,586,480	2,586,480

Balance, December 27, 2008	71,873,228	$718,732	$310,241,805	$—	$(14,552,865)	$(168,303)	$(157,757,433)	$138,481,936

See Accompanying Notes to Consolidated Financial Statements.

KOPIN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Fiscal year ended	2008	2007	2006
Cash flows from operating activities:
Net income (loss)	$2,586,480	$(6,556,100)	$(2,149,474)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	5,035,403	3,457,020	2,623,283
Amortization (accretion) of premium or discount on marketable debt securities	146,614	225,773	236,076
Loss on disposal of equipment	—	453,050	—
Stock-based compensation	2,740,849	2,254,557	2,789,658
Minority interest in income (loss) of subsidiary	683,153	312,333	(306,543)
Net gain on investment transactions	—	—	(1,208,000)
Losses in unconsolidated affiliates	1,081,205	274,577	593,911
Impairment on marketable debt securities	1,476,622	123,253	—
Loss on disposal of unconsolidated affiliate	2,690,645	—	—
Loan loss reserve unconsolidated affiliate	1,187,937	—	—
Foreign currency gains	(2,296,222)	—	—
Change in allowance for bad debt	463,000	480,000	(53,000)
Change in other non-cash items	(105,682)	—	(446,094)
Changes in assets and liabilities:
Accounts receivable	(8,259,245)	(3,641,220)	964,085
Inventory	3,192,566	(4,880,725)	(2,235,270)
Deferred tax asset	—	—	370,000
Prepaid expenses and other current assets	423,706	163,398	232,400
Accounts payable and accrued expenses	(2,330,171)	3,188,900	399,812
Billings in excess of revenue earned	2,954,072	14,584	(921,543)

Net cash provided by (used in) operating activities	11,670,932	(4,130,600)	889,301

Cash flows from investing activities:
Proceeds from sale of marketable securities	51,521,564	32,020,156	43,449,627
Purchase of marketable securities	(31,631,309)	(16,451,503)	(32,538,083)
Other assets	36,371	(23,325)	47,189
Proceeds from sale of investments	2,705,260	—	3,002,000
Proceeds from insurance	—	—	33,000
Investment in Kowon	—	(980,118)	—
Investments in equity and cost based affiliates	—	—	(4,952,063)
Loans to unconsolidated affiliate	(2,012,213)	—	—
Capital expenditures	(3,334,079)	(7,637,451)	(7,867,729)

Net cash provided by investing activities	17,285,594	6,927,759	1,173,941

Cash flows from financing activities:
Treasury stock purchases	—	—	(6,933,899)
Settlements of restricted stock for tax withholding obligations	(346,991)	(280,980)	(360,023)
Proceeds from exercise of stock options	131,485	279,878	520,446

Net cash used in financing activities	(215,506)	(1,102)	(6,773,476)

Effect of exchange rate changes on cash	(1,539,631)	44,347	1,115,245

Net increase (decrease) in cash and equivalents	27,201,389	2,840,404	(3,594,989)
Cash and equivalents:
Beginning of period	30,748,060	27,907,656	31,502,645

End of period	$57,949,449	$30,748,060	$27,907,656

Supplemental disclosure of cash flow information:
Income taxes paid	$238,000	$93,000	$834,000

Supplemental schedule of noncash investing activities:
Construction in progress included in accrued expenses	$258,804	$810,469	$602,892

See Accompanying Notes to Consolidated Financial Statements.

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

Fiscal Year

The Company’s fiscal year ends on the last Saturday in December. The fiscal years ended December 27, 2008, December 29, 2007 and December 30, 2006 each include 52 weeks and are referred to as fiscal years 2008, 2007 and 2006, respectively, herein.

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

The Company recognizes revenues from long-term research and development contracts on the percentage-of-completion method of accounting as work is performed, based upon the ratio of costs or hours already incurred to the estimated total cost of completion or hours of work to be performed. Revenue recognized at any point in time is limited to the amount funded by the U.S. government or contracting entity. The Company accounts for product development and research contracts that have established prices for distinct phases as if each phase were a separate contract. In some instances, the Company is contracted to create a deliverable which is anticipated to be qualified and go into full rate production stages. In those cases, the revenue recognition methodology will change from the percentage of completion method to the units-of-delivery method as new

KOPIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

contracts are received after formal qualification has been completed. In certain instances qualification may be achieved and delivery of production units may commence however the Company’s customer may have either identified new issues to be resolved or wish to incorporate a newer display technology. In these circumstances new units delivered will continue to be accounted for under the units-of –delivery method.

The Company classifies amounts earned on contracts in progress that are in excess of amounts billed as unbilled receivables and classifies amounts received in excess of amounts earned as billings in excess of revenues earned. The Company invoices based on dates specified in the related agreement or in periodic installments based upon its invoicing cycle. The Company recognizes the entire amount of an estimated ultimate loss in its financial statements at the time the loss on a contract becomes known.

Research and Development Costs

Research and development expenses are incurred in support of internal display and III-V product development programs or programs funded by agencies or prime contractors of the U.S. government, the KoBrite joint venture and commercial partners. Research and development costs include staffing, purchases of materials and laboratory supplies, circuit design costs, fabrication and packaging of experimental display products, and overhead, and are expensed immediately.

Cash and Equivalents and Marketable Securities

The Company considers all highly liquid, short-term debt instruments with original maturities of three months or less to be cash equivalents.

Marketable debt securities consist primarily of commercial paper, medium-term corporate notes, and United States government and agency backed securities. The Company classifies marketable debt securities included in “Marketable Securities” and the investment in Micrel in “Other Assets” as available-for-sale and accordingly carries them at fair value. The net unrealized holding gains (losses), recorded in accumulated other comprehensive income (loss) , for available-for-sale marketable debt securities at December 27, 2008, December 29, 2007 and December 30, 2006, were $558,381, ($201,716) and ($1,099,762), respectively. The Company records the amortization of premium and accretion of discounts on marketable debt securities in the results of operations.

Investments in available-for-sale marketable debt securities are as follows at December 27, 2008 and December 29, 2007:

	Amortized Cost		Unrealized Gains		Unrealized Losses		Fair Value
	2008	2007	2008	2007	2008	2007	2008	2007
U.S. government and agency backed securities	$25,353,439	$41,438,125	$533,923	$76,620	$—	$—	$25,887,362	$41,514,745
Corporate debt	16,154,722	21,319,847	24,458	—	—	278,335	16,179,180	21,041,512

Total	$41,508,161	$62,757,972	$558,381	$76,620	$—	$278,335	$42,066,542	$62,556,257

KOPIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The contractual maturity of the Company’s marketable debt securities is as follows at December 27, 2008:

	Less than One year	One to Five years	Greater than Five years	Total
U.S. government and agency backed securities	$4,110,540	$21,776,822	$—	$25,887,362
Corporate debt	—	6,450,930	9,728,250	16,179,180

Total	$4,110,540	$28,227,752	$9,728,250	$42,066,542

The Company uses the specific identification method as a basis for determining cost and calculating realized gains and losses. The gross gains and losses realized related to sales of marketable debt securities were not material during fiscal years 2008, 2007 and 2006.

Included in Other Income and Expense is an impairment charge on investments in corporate debt instruments of $1.3 million. The corporate debt consists of Floating Rate Notes with a maturity that is over multiple years but has interest rates which are reset every three months based on then current three month London Interbank Offering Rate (3 month Libor). The Company determines the fair market values of these corporate debt instruments through the use of a model which incorporates the 3 month Libor and the credit default swap rate of the issuer. After the fair market value of these corporate debt instruments is computed under this method it is compared to the bid and ask price spread of same or similar investments which are traded on several markets. The bid and ask prices for the corporate debt instruments are not the sole input in determining the fair market value of the instruments because the spreads between the bid and ask prices have been increasing, which indicates that they may not reflect an accurate measure of fair market value. The impairment of $1.3 million represents the difference between the acquisition cost of the corporate debt instrument and the computation of the fair market value of the investments for all corporate debt instruments whose acquisition cost has exceeded their computed fair market value for 12 months.

Inventory

Inventory is stated at the lower of cost (determined on the first-in, first-out or specific identification method) or market and consists of the following at December 27, 2008 and December 29, 2007:

	2008	2007
Raw materials	$7,679,199	$9,463,478
Work-in-process	2,505,113	3,447,661
Finished goods	3,085,174	3,820,921

	$13,269,486	$16,732,060

Inventory on consignment at customer locations was $2.3 million and $3.7 million at December 27, 2008 and December 29, 2007, respectively.

Property, plant and equipment

Property, plant and equipment are recorded at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets, generally 3 to 10 years. Leasehold improvements and leased equipment are amortized over the shorter of the term of the lease or the useful life of the improvement or equipment. As discussed below, obligations for asset retirement are accrued at the time property, plant and equipment is initially purchased or as such obligations are generated from use.

KOPIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Product Warranty

The Company generally sells products with a limited warranty of product quality and a limited indemnification of customers against intellectual property infringement claims related to the Company’s products. The Company accrues for known warranty and indemnification issues if a loss is probable and can be reasonably estimated, and accrues for estimated incurred but unidentified issues based on historical activity. As of December 27, 2008 and December 29, 2007, the Company had warranty reserves of $1.3 million and $1.0 million, respectively. For the fiscal years 2008, 2007 and 2006 warranty expense was approximately $1.5 million, $0.6 million and $0.4 million, respectively.

Asset Retirement Obligations

The Company recorded assets and asset retirement obligations (ARO) liabilities of $0.9 million and $0.8 million at December 27, 2008 and December 29, 2007, respectively, which represents the legal obligations associated with retirement of their assets when the timing and/or method of settling the obligation are conditional on a future event that may or may not be within the control of the Company. The Company also recorded accumulated depreciation charges of $0.5 million and $0.5 million, at December 27, 2008 and December 29, 2007, respectively, which represents the cumulative amortization of the capitalized long-lived asset associated with this obligation. The Company estimated the ARO using a discounted cash flow model that considered the Company’s cost of capital as well as increases in costs prior to settlement of the obligations and considered the probability that performance would be required.

2008
Beginning balance as of December 29, 2007	$805,797
Additions liabilities incurred	25,000
Payment to settle liabilities	—
Accretion	36,168

Ending balance as of December 27, 2008	$866,965

Income Taxes

The consolidated financial statements reflect provisions for federal, state, local and foreign income taxes. The Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, as well as operating loss and tax credit carryforwards. The Company measures deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and carryforwards are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company provides valuation allowances if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

There are no known tax positions which are reasonably possible to change over the next twelve months necessitating a significant change in our unrecognized tax benefits.

The Company recognized interest and penalties related to unrecognized tax benefits in income tax expense in the consolidated statements of operations.

Foreign Currency

Assets and liabilities of non-U.S. operations where the functional currency is other than the U.S. dollar are translated from the functional currency into U.S. dollars at year end exchange rates, and revenues and expenses at

KOPIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

average rates prevailing during the year. Resulting translation adjustments are accumulated as part of accumulated other comprehensive income. Transaction gains or losses are recognized in income or loss in the period in which they occur.

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

Weighted average common shares outstanding used to calculate earnings per share, is as follows:

	2008	2007	2006
Weighted average common shares outstanding—basic	67,876,385	67,543,957	68,064,262
Stock options and nonvested restricted common stock	287,374	—	—

Weighted average common shares outstanding—diluted	68,163,759	67,543,957	68,064,262

The following were not included in weighted average common shares outstanding- diluted because they are anti-dilutive.

	2008	2007	2006
Nonvested restricted common stock	886,324	578,512	883,250
Stock options	5,823,032	6,858,322	8,229,749

Total	6,709,356	7,436,834	9,112,999

Concentration of Credit Risk

The Company primarily invests its excess cash in government backed and corporate financial instruments management believes to be of high credit worthiness, which bear lower levels of relative credit risk. The Company relies on rating agencies to ascertain the credit worthiness of its marketable securities and, where applicable, guarantees by the Federal Deposit Insurance Company. The Company sells its products to customers worldwide and generally does not require collateral. The Company maintains a reserve for potential credit losses.

Fair Value of Financial Instruments

Financial instruments consist of current assets (except inventories, income tax receivables and prepaid assets) and certain current liabilities. Current assets and current liabilities are carried at cost, which approximates fair value.

Stock-Based Compensation

The fair value of an option grant is estimated on the date of grant using the Black-Scholes-Merton option-pricing. There were no stock options granted in fiscal years 2008, 2007 and 2006.

KOPIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Comprehensive (Loss) Income

Comprehensive (loss) income is the total of net income (loss) and all other non-owner changes in equity including such items as unrealized holding gains (losses) on marketable equity and debt securities classified as available-for-sale and foreign currency translation adjustments.

The components of accumulated other comprehensive (loss) income is as follows:

	Cumulative Translation Adjustment	Unrealized Holding (Loss) Gain on Marketable Securities	Accumulated Other Comprehensive Income (Loss)
Balance as of December 25, 2005	$2,514,660	$(392,419)	$2,122,241
Changes during year	1,164,486	(341,629)	822,857

Balance as of December 30, 2006	3,679,146	(734,048)	2,945,098
Changes during year	289,826	532,332	822,158

Balance as of December 29, 2007	$3,968,972	$(201,716)	$3,767,256
Changes during year	(4,735,054)	799,495	(3,935,559)

Balance as of December 27, 2008	$(766,082)	$597,779	$(168,303)

Impairment Charge

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company periodically reviews the carrying value of our long-lived assets to determine if facts and circumstances suggest that they may be impaired or that the amortization or depreciation period may need to be changed. The carrying value of a long-lived asset is considered impaired when the anticipated identifiable undiscounted cash flows from such asset are less than its carrying value. For assets that are to be held and used, impairment is measured based upon the amount by which the carrying amount of the asset exceeds its fair value. The carrying value of the Company’s long-lived assets was $19.4 million at December 27, 2008.

Recently Adopted Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurements” (SFAS 157) which enhances existing guidance for measuring assets and liabilities at fair value. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. The Company adopted SFAS No. 157 on January 1, 2008, as required for its financial assets and financial liabilities. However, the FASB deferred the effective date of SFAS 157 for one year as it relates to fair value measurement requirements for nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value on a recurring basis. The adoption of SFAS 157 for the Company’s financial assets and financial liabilities did not have a material impact on its consolidated financial statements (See Note 4).

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

KOPIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Accounting Pronouncements to be Adopted

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141(R), “Business Combinations” (SFAS 141(R)). SFAS 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. It requires acquisition-related costs and restructuring costs that the acquirer expects but is not obligated to incur to be recognized separately from the acquisition. SFAS No. 141(R) modifies the criteria for the recognition of contingencies as of the acquisition date. It also provides guidance on subsequent accounting for acquired contingencies. SFAS No. 141(R) is effective for business acquisitions for which the acquisition date is on or after January 1, 2009. SFAS 141(R) will not impact the Company’s accounting for prior acquisitions.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (SFAS 160). SFAS 160 amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for the Company on December 28, 2008. The Company believes the presentation and disclosure requirements will be applied retrospectively for all periods presented.

In March 2008, the FASB issued SFAS No. 161,” Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (SFAS 161). SFAS 161 amends FASB Statement No. 133 to require enhanced disclosures about an entity’s derivative and hedging activities thereby improving the transparency of financial reporting. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not currently hold any positions in derivative instruments or participate in hedging activities and thus does not expect the adoption of SFAS 161 to have any impact on its results of operations or financial position.

KOPIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.    Property, Plant and Equipment

Property, plant and equipment consisted of the following at December 27, 2008 and December 29, 2007:

	Useful Life	2008	2007
Land		$760,269	$1,027,585
Buildings	10 years	2,135,036	2,875,584
Equipment	3-5 years	41,451,287	36,050,507
Leasehold improvements	Life of the lease	13,882,281	11,957,334
Furniture and fixtures	3 years	360,724	328,317
Equipment under construction		1,391,661	6,241,137

		59,981,258	58,480,464
Accumulated depreciation and amortization		(40,621,384)	(36,553,403)

		$19,359,874	$21,927,061

During fiscal 2007 the Company recognized losses on disposal of equipment of $453,000. There were no gains or losses on disposals of long-lived assets in fiscal years 2008 and 2006. Depreciation expense for the fiscal years 2008, 2007 and 2006 was approximately $5,035,000, $3,457,000 and $2,623,000 respectively.

3.    Other Assets and Amounts Due To / Due From Affiliates

Other assets consist of the following as of December 27, 2008 and December 29, 2007:

	2008	2007
Marketable Equity Security
Micrel Inc.	$1,464,892	$1,689,171

Non-Marketable Equity Securities Equity Method Securities
KTC	—	—
KoBrite	3,639,638	3,896,567
Cost Method Securities
Kenet	—	5,395,905
AWSC	774,588	774,588
Other	181,342	224,942

	$6,060,460	$11,981,173

Marketable Equity Security

As of December 27, 2008 and December 29, 2007, the Company held approximately 200,000 shares of Micrel common stock with an adjusted cost basis of approximately $1.5 million and $1.7 million, respectively. The adjusted cost basis reflects a $0.2 million and $0.1 million other-than-temporary charge to the statement of operations to reduce the carrying value to fair market value at December 27, 2008 and December 29, 2007, respectively. This investment is considered to be an available-for-sale security and, accordingly, the investment is carried on the consolidated statement of financial position at fair market value and unrealized gains and losses resulting from the difference between its adjusted cost and fair market value are recorded in other comprehensive income. In 2006, the Company sold 200,000 shares of Micrel common stock for approximately $3.0 million and recognized a gain of approximately $1.2 million, which is presented in the consolidated statement of operations.

KOPIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Non-Marketable Securities—Equity Method Investments

Equity losses in unconsolidated affiliates consisted of the following:

	2008	2007	2006
KTC	$(824,276)	$—	$—
KoBrite	(256,929)	(274,577)	(593,911)

Total	$(1,081,205)	$(274,577)	$(593,911)

At December 27, 2008, the Company has an approximate 40% interest in Kopin Taiwan Corp (KTC), which is accounted for using the equity method and had a carrying value of $0. The Company has manufactured products for KTC to sell to its customers and sells raw substrates to KTC. Also, KTC manufactures products for the Company to sell to its customers. The Company is not required to provide additional financing to KTC. However, during 2008 KTC experienced liquidity issues and the Company loaned KTC $2.0 million. At December 27, 2008 the Company reviewed the collectability of the loan and recorded a loan loss reserve of $1.2 million. In addition, under EITF 98-13 “Accounting by an Equity Method Investor for Investee Losses When the Investor Has Loans to and Investments in Other Securities of the Investee” the Company resumed the equity method of accounting and as a result recorded equity losses of $0.8 million in 2008.

As a result of the transactions between Kopin and KTC each party normally has accounts receivable and accounts payable from and to the other party. In 2008 the Company recorded $0.5 million of allowance for doubtful accounts representing the net difference between the amounts the Company was owed from KTC for trade accounts receivables and the amounts the Company owed KTC for trade accounts payables at December 27, 2008. The following is a summary of amounts recorded in our statement of operations for the fiscal years indicated for other than purchases and sales of products:

	2008	2007	2006
Equity losses recorded	$824,276	$—	$—
Loans written-off	1,187,937	—	—
Reserves for bad debts	506,762	—	—

Total	$2,518,975	$—	$—

One of the Company’s Directors is chairman of KTC and owns approximately 1% of the outstanding common stock of KTC.

The Company has accumulated an approximate 28% interest in KoBrite at December 27, 2008. The Company accounts for its interest using the equity method and at December 27, 2008 the carrying value of the investment was $3.6 million. KoBrite’s results are recorded one quarter in arrears. For fiscal years 2008, 2007 and 2006 the Company recorded losses of $0.3 million, $0.3 million and $0.6 million, respectively, in equity losses in unconsolidated affiliates in the consolidated statement of operations. Subsequent to December 27, 2008 KoBrite began the process of raising additional capital. In 2009, a current investor in KoBrite agreed to purchase equity shares from KoBrite. The share purchase is at KoBrite’s net book value. Accordingly, there is no impairment indicator. The Company has declined to participate, and if the sale of common stock is completed the Company’s ownership of KoBrite will decline to approximately 19%. In June 2008, one of the Company’s Directors, who is also the chairman of KTC, was elected to the Board of Directors of Bright LED, one of the principle investors of KoBrite.

KOPIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summarized financial information for KTC for the year ended December 31, and for KoBrite for the year ended September 30, is as follows:

	2008	2007	2006
Current assets	$11,746,000	$16,845,000	$15,548,000
Non current assets	22,878,000	26,232,000	26,863,000
Current liabilities	7,986,000	8,896,000	6,839,000
Non current liabilities	—	615,000	1,227,000
Revenues	14,611,000	13,744,000	5,715,000
Margin income (loss)	(1,024,000)	1,007,000	(1,766,000)
Loss from operations	(4,340,000)	(1,602,000)	(6,018,000)
Net loss	$(4,651,000)	$(1,900,000)	$(5,937,000)

Non-Marketable Securities—Cost Method Investments

At December 27, 2008 the Company had an investment in Advance Wireless Semiconductor Company (AWSC), with a carrying value of $0.8 million, which the Company accounts for on the cost basis. One of the Company’s Directors is a director of AWSC and several directors and officers own amounts ranging from 0.1% to 0.5% of the outstanding stock of AWSC.

On October 3, 2008 all of the outstanding common stock and assets of Kenet were sold. The Company’s portion of the net proceeds totaled $4.2 million. The cost basis of the investment was $6.9 million at the date of sale. The Company recorded a loss on the sale of $2.7 million. The acquisition agreement also provides for former shareholders of Kenet to earn additional proceeds based on the sales of Kenet products during the period January 3, 2009 until July 3, 2010. The Company could earn up to approximately $2.0 million. The amount will not be recorded until received.

Our Chief Executive Officer was a founder and board member of Kenet and owned approximately 2.3%. Certain of our directors and an officer had also invested in Kenet and their ownership ranged from 0.1% to 1.0%.

Amounts Due from and Due to Affiliates

Related party receivables at December 27, 2008 and December 29, 2007 approximate the following amounts:

	December 27, 2008	December 29, 2007
Advanced Wireless Semiconductor	$1,821,000	$1,686,000
KTC	993,000	1,935,000

Accounts receivable from unconsolidated affiliates	$2,814,000	$3,621,000

Related party payables at December 27, 2008 and December 29, 2007 approximate the following amounts:

	December 27, 2008	December 29, 2007
KTC	$993,000	$2,084,000

Accounts payable to unconsolidated affiliates	$993,000	$2,084,000

KOPIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below shows amounts sold by the Company (revenues), and amounts purchased by the Company (purchases) from the indicated affiliate:

	2008		2007		2006
	Revenues	Purchases	Revenues	Purchases	Revenues	Purchases
KTC	$1,700	$3,872,000	$3,000	$4,490,000	$39,000	$1,844,000
KoBrite	—	—	—	—	850,000	—
Advanced Wireless Semiconductor	12,461,000	—	7,341,000	—	10,065,000	—

Total	$12,462,700	$3,872,000	$7,344,000	$4,490,000	$10,954,000	$1,844,000

Certain officers and directors have invested in some of the Company’s investee companies, including Micrel. The Company has a loan to a non-officer employee for approximately $170,000 at December 27, 2008, which is due in 2009.

4.    Fair Value Measurements

On December 30, 2007, the Company adopted SFAS No. 157 “Fair Value Measurements” (SFAS 157). This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Under SFAS 157 the fair value of investments are categorized by the method by which their fair value is computed. The three categories are defined as Level 1, Level 2 and Level 3. An investment is categorized as Level 1 when its fair value is based on unadjusted quoted prices in active markets for identical assets that the Company has the ability to access at the measurement date. An investment is categorized as Level 2 if its fair market value is based on quoted market prices for similar assets in active markets, quoted prices for identical or similar assets in markets that are not active, based on observable inputs such as interest rates, yield curves, or derived from or corroborated by observable market data by correlation or other means. An investment is categorized as Level 3 if its fair value is based on assumptions developed by the Company about what a market participant would use in pricing the assets.

The following table details the fair value measurements within the fair value hierarchy of the Company’s financial assets:

		Fair Value Measurement at December 27, 2008 Using:
		Level 1	Level 2	Level 3
U.S. Government Securities	$25,887,362	$25,887,362	$—	$—
Corporate Debt	16,179,180	—	16,179,180	—
Micrel, Inc.	1,464,892	1,464,892	—	—

	$43,531,434	$27,352,254	$16,179,180	$—

5.    Stockholders’ Equity and Stock-Based Compensation

The Company had an ongoing authorization, as amended, through 2006 from the Board of Directors to repurchase the Company’s common stock in open market or negotiated transactions. As of December 27, 2008, the Company had repurchased 3,563,200 shares of its common stock for $14,275,139. In December 2008, the Company’s Board of Directors approved an additional share repurchase program, authorizing the Company to purchase up to $15 million of its common stock.

KOPIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has stock-based awards outstanding under several plans. The Company’s 1992 Stock Option Plan (the 1992 Plan), which expired on December 31, 2001, permitted the granting of both nonqualified stock options and incentive stock options and authorized 15,000,000 shares of common stock (including shares issued upon exercise of options granted pursuant to the Company’s 1985 Stock Option Plan). In 2001, the Company adopted a 2001 Equity Incentive Plan (the Equity Plan) and a 2001 Supplemental Equity Plan (the Supplemental Plan). The Equity Plan was approved by shareholders and the Supplemental Plan was approved by the Board of Directors of the Company. The Equity Plan, as amended, permits the granting of both nonqualified and incentive stock options and restricted stock awards. The Equity Plan authorized 5,350,000 shares of common stock, which may be issued to employees, non-employees, and members of the Board of Directors (the Board). The Supplemental Plan authorized 1,300,000 shares of common stock, which may be issued to employees and only permits the issuance of nonqualified stock options and restricted common stock awards. The option price of incentive stock options shall not be less than 100% of the fair market value of the stock at the date of grant, or in the case of certain incentive stock options, at 110% of the fair market value at the time of the grant. The option price of nonqualified stock options is determined by the Board or Compensation Committee. Options must be exercised within a ten-year period or sooner if so specified within the option agreement. The term and vesting period for restricted stock awards and options granted under the Equity Plan and the Supplemental Plan are determined by the Board’s compensation committee. Nonvested stock awards and options granted generally vest over either two or four year service periods, although the vesting of some awards may accelerate if certain conditions are met.

The Company has available approximately 500,000 shares of common stock for issuance under the Company’s stock award plans.

Stock Options

A summary of award activity under the stock option plans as of December 27, 2008 and changes during the twelve month period is as follows:

	2008
	Shares	Weighted Average Exercise Price
Balance, beginning of year	6,858,322	$11.69
Options granted	—	—
Options forfeited/cancelled	(988,737)	11.18
Options exercised	(44,053)	2.98

Balance, end of year	5,825,532	$11.68

Exercisable, end of year	5,794,157

KOPIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about stock options outstanding and exercisable at December 27, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.01—$ 3.55	146,500	6.41	$3.43	115,250	$3.41
$ 3.75—$ 4.97	1,276,682	4.41	4.46	1,276,557	4.46
$ 5.00—$ 9.95	1,288,436	3.82	6.03	1,288,436	6.03
$10.00—$13.00	1,475,170	2.36	11.28	1,475,170	11.28
$14.31—$44.88	1,638,744	1.63	22.84	1,638,744	22.84

	5,825,532	3.03	$11.68	5,794,157	$11.72

Aggregate intrinsic value on December 27, 2008	$5,250			$5,250

A summary of options vested and expected to vest at December 27, 2008 is as follows:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options vested at year end	5,794,157	$11.72	$5,250
Options expected to vest, at year end	31,375	3.50	—

Options vested and expected to vest	5,825,532	$11.68	$5,250

No stock options were issued in 2008, 2007 or 2006. The intrinsic value of options exercised in 2008, 2007 and 2006 was approximately $7,000, $87,000 and $162,000, respectively.

Cash received from option exercises under all share-based payment arrangements was approximately $0.1 million and $0.3 million for fiscal years 2008 and 2007, respectively. No tax benefits were realized during this period due to the existence of tax net operating loss carryforwards.

In fiscal year 2008 the Company purchased and cancelled under a tender offer 197,218 stock options held by employees. Had these stock options not been purchased by the Company they may have resulted in excise taxes for the employees and reporting requirements for the Company under section 409 (A) of the Internal Revenue Code. The Company paid approximately $180,000 for these stock options which represented the fair market value of the options as determined through the use of the Black-Scholes-Merton option pricing model.

NonVested Restricted Common Stock

The Company has issued shares of nonvested restricted common stock to certain employees. Each award requires the employee to fulfill certain obligations, including remaining employed by the Company for one, two or four years (the vesting period) and in certain cases meeting performance criteria. A summary of the activity

KOPIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

for nonvested restricted common stock awards as of December 27, 2008 and changes during the twelve months then ended is presented below:

	Shares	Weighted Average Grant Fair Value
Balance December 29, 2007	578,512	$3.86
Granted	1,783,207	2.55
Forfeited	(453,633)	2.75
Vested	(633,571)	3.40

Balance, December 27, 2008	1,274,515	$2.65

Stock-Based Compensation

The following table summarizes stock-based compensation expense related to employee stock options and nonvested restricted common stock awards under SFAS123R for the fiscal years 2008, 2007 and 2006 (no tax benefits were recognized):

	2008	2007	2006
Cost of product revenues	$715,056	$581,808	$511,738
Research and development	441,080	244,598	294,702
Selling, general and administrative	1,584,713	1,428,150	1,983,218

Total	$2,740,849	$2,254,556	$2,789,658

The total unrecognized compensation cost related to nonvested restricted common stock awards is expected to be recognized over a weighted average period of 2 years. The total unrecognized compensation cost is as follows at December 27, 2008:

2008
Stock option awards	$24,953
Nonvested restricted common stock awards	2,567,546

$2,592,499

KOPIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	Percent of Gross Accounts Receivable
Customer	2008	2007
Skyworks Solutions, Inc.	14%	17%
Advanced Wireless Semiconductor Co.	11	10
DRS Technologies	19	12
KTC	*	11
QiOptiq	12	*

Sales to significant non-affiliated customers, for fiscal years 2008, 2007 and 2006, as a percentage of total revenues were as follows: (The symbol “*” indicates that sales to that customer were less than 10% of the Company’s total revenues.)

	Sales as a Percent of Total Revenue
	Fiscal Year
Customer	2008	2007	2006
Skyworks Solutions, Inc.	20%	26%	36%
Advanced Wireless Semiconductor Company	9	5	13
Military Customers	32	16	16
United States Government Funded Research and Development Contracts	6	4	7
DRS Technologies	19	*	10
Sanyo Electric Co, Ltd.	*	16	*

Skyworks Solutions, Inc. (Skyworks Solutions) also uses the foundry services of Advanced Wireless Semiconductor Company (AWSC) to process the Company’s HBT transistor wafers on their behalf. In 2005, the Company began selling HBT transistor wafers directly to AWSC for eventual resale by AWSC to Skyworks Solutions. AWSC also purchases HBT transistor wafers from the Company for the processing and sale to other customers. Sales to DRS Technologies are included within the Military Customers category. Removing DRS Technologies would reduce sales to Military Customers to 13%.

KOPIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.    Income Taxes

The provision (benefit) for income taxes consists of the following for the fiscal years indicated:

	Fiscal Year
	2008	2007	2006
Current
Federal	$181,000	$—	$1,807,000
State	158,000	43,000	53,000
Foreign	453,000	422,000	(505,000)
Expiration of tax contingencies	—	—	(300,000)
Deferred
Federal	736,000	(1,756,000)	(2,034,000)
State	1,627,000	(469,000)	(178,000)
Foreign	364,000	(10,000)	(5,000)
Tax credits	—	—	(102,000)
Change in valuation allowance	(2,727,000)	2,235,000	991,000

	$792,000	$465,000	$(273,000)

Net operating losses utilized in 2008 and 2006 to offset federal and state taxes were $3,527,000 and $1,713,000, respectively.

The actual income tax provision (benefit) reported from operations are different than those which would have been computed by applying the federal statutory tax rate to loss before income tax benefit. A reconciliation of income tax benefit as computed at the U.S. federal statutory income tax rate to the provision for income tax benefit is as follows:

	Fiscal Year
	2008	2007	2006
Tax provision (benefit) at U.S. statutory rates	$1,127,000	$(1,926,000)	$(816,000)
State tax liability (benefit)	1,730,000	(441,000)	—
Foreign tax rate difference	(228,000)	(259,000)	(263,000)
Nondeductible expenses	56,000	4,000	98,000
Utilized/expired net state operating loss carryforwards	(862,000)	990,000	—
State tax rate change	1,039,000	(1,845,000)	—
(Increase) Reduction of credits	(348,000)	686,000	—
Non-deductible equity compensation	1,272,000	1,021,000	—
Expiration of Contingencies	—	—	(300,000)
Other, net	(267,000)	—	17,000
Change in valuation allowance	(2,727,000)	2,235,000	991,000

	$792,000	$465,000	$(273,000)

State operating losses must be offset against taxable income within 5 years of the incurrence of the losses. In 2007 approximately $33.0 million of state operating losses expired unused. The Company decreased its state tax rate from 6% for 2007 to 4% for 2008. The Company determines its domestic state tax rate by allocating its results of operations and other factors to the various states it has operations in and applying the state’s applicable tax rates.

KOPIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pretax foreign earnings (losses) were approximately $3,669,000, $1,946,000 and ($746,000) for the fiscal years 2008, 2007 and 2006, respectively. The Company has not received any remittance of any earnings from its foreign operations nor does it intend to in the foreseeable future. Accordingly, U.S. income taxes were not provided for approximately $10.9 million of undistributed earnings of the Company’s Korean subsidiary.

Deferred taxes are provided to recognize the effect of temporary differences between tax and financial reporting. Deferred income tax assets and liabilities consist of the following:

	Fiscal Year
	2008	2007
Deferred tax assets:
Federal net operating loss carryforwards	$15,662,000	$18,333,000
State net operating loss carryforwards	162,000	1,024,000
Equity awards	7,183,000	8,488,000
Tax credits	3,820,000	3,391,000
Equipment	3,540,000	3,772,000
Investments	5,550,000	4,874,000
Other	8,333,000	7,095,000

Net deferred tax assets	44,250,000	46,977,000
Valuation allowance	(44,250,000)	(46,977,000)

	$—	$—

As of December 27, 2008, the Company has available for tax purposes federal net operating loss carryforwards (NOL) of $44.7 million expiring through 2026. The Company also has a state NOL of $27.2 million. As a result of recent tax legislation changes, the availability of the state NOL may be limited in future periods. The Company has not historically recorded, nor does it intend to record the tax benefits from stock awards until realized. Unrecorded benefits from stock awards approximated $14.5 million at each of the years ended 2008 and 2007. The Company has recognized a full valuation allowance on its net deferred tax assets due to the uncertainty of realization of such assets. The change in the valuation allowance during 2008 was due to an increase in deferred tax assets of $800,000 and the utilization of NOLs of $3,527,000.

The Company has unrecognized tax benefits of approximately $200,000 related to uncertainties regarding transfer pricing. These unrecognized tax benefits, if recognized, would affect the effective tax rate prior to the adjustment for the Company’s valuation allowance.

The Company’s Income Tax returns have not been examined by the Internal Revenue Service (the “IRS”) and are subject to examination for all years since 1992. State income tax returns are generally subject to examination for a period of 3 to 5 years after filing of the respective return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states.

International jurisdictions have statutes of limitations generally ranging from 3 to 5 years after filing of the respective return. Years still open to examination by tax authorities in major jurisdictions include Korea (2003 onward), Japan (2003 onward) and Hong Kong (2005 onward). The Company is not currently under examination in these jurisdictions.

KOPIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.    Accrued Warranty

The Company warrants its products against defect for 12 months. A provision for estimated future costs and estimated returns for credit relating to warranty is recorded in the period when product is shipped and revenue recognized, and is updated as additional information becomes available. The Company’s estimate of future costs to satisfy warranty obligations is based primarily on historical warranty expense experienced and a provision for potential future product failures. Changes in the accrued warranty for fiscal years 2008 and 2007 are as follows:

	Fiscal Year Ended
	December 27, 2008	December 29, 2007
Beginning Balance	$1,030,000	$1,030,000
Additions	1,720,000	628,000
Claim and reversals	(1,500,000)	(628,000)

Ending Balance	$1,250,000	$1,030,000

9.    Employee Benefit Plan

The Company has an employee benefit plan pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended. The plan allows employees to defer an amount of their annual compensation up to a current maximum of $15,500. The Company will match 50% of all deferred compensation up to a maximum of 3% of each employee’s annual compensation. The amount charged to operations in connection with this plan was approximately $192,000 $209,000 and $190,000 in fiscal years 2008, 2007 and 2006, respectively.

10.    Commitments

Leases

The Company leases facilities located in Taunton and Westborough, Massachusetts, and Scotts Valley, California, under non-cancelable operating leases. The Taunton leases expire in 2012 and 2010. The Taunton lease which expires in 2010 may be extended for two additional 10 year periods. The Westborough lease expires in 2012. The Scotts Valley lease terminates in 2012. Substantially all real estate taxes, insurance and maintenance expenses under these leases are the Company’s obligations and are expensed as incurred and were immaterial. The following is a schedule of minimum rental commitments under non-cancelable operating leases at December 27, 2008:

Fiscal Year ending,	Amount
2009	$1,344,000
2010	1,099,000
2011	992,000
2012	421,000
Thereafter	—

Total minimum lease payments	$3,856,000

Amounts incurred under operating leases are recorded as rent expense on a straight line basis and aggregated approximately $1.5 million in fiscal years 2008, 2007 and 2006.

KOPIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Agreements

The Company has entered into various license agreements which require payment of royalties based upon a set percentage of product sales, subject in some cases, to certain minimum amounts. Total royalty expense approximated $20,000, $15,000 and $27,000, respectively, in fiscal years 2008, 2007 and 2006.

In July 2008, the Company amended a purchase and supply agreement with a significant HBT customer that now expires in July 2010, excluding a last time buy option contained in the agreement. Under the terms of this agreement, the Company agreed to maintain capacity levels for manufacturing HBT wafers and the Company committed to a pricing schedule under certain circumstances. The agreement also requires the Company to give prior notice if the Company exits its HBT product line. In consideration for this agreement the customer agreed to source 100% of its HBT wafer needs from the Company subject to the customer’s right to source HBT wafers from other sources if the Company is unable to meet their requirements under certain circumstances. The Company agreed that failure to meet its supply obligations under the agreement would allow the Company’s customer to obtain court ordered specific performance and if the Company does not perform it could then be liable for monetary damages up to a maximum of $40.0 million. To date the Company has met its commitments under this agreement.

11.    Litigation

The Company is engaged in legal proceedings arising in the ordinary course of business. Management believes the ultimate outcome of these proceedings will not have a material adverse impact on the Company’s consolidated financial position, results of operations or cash flows.

The Company has received a complaint from a customer who has made certain claims, including the claim that the Company violated an agreement which gave them an exclusivity to sell a product in a specific territory. They are seeking approximately $2.678 million Euros as compensation for expenses and damages. The Company does not believe the claim has merit and will vigorously defend against it.

12.    Segments and Geographical Information

The Company’s chief operating decision maker is its Chief Executive Officer. The Company’s chief operating decision maker evaluates the operating results of the Company’s reportable segments based on revenues and net income (loss).

KOPIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has two operating and reportable segments, Kopin US, which includes the operations in the United States and the Company’s equity method investments, and Kowon. The following table presents the Company’s reportable segment results for the years ended December 27, 2008, December 29, 2007 and December 30, 2006:

	Kopin US	Kowon	Adjustments	Total
2008
Revenues	$109,236,000	$20,570,000	$(15,000,000)	$114,806,000
Net income	55,000	3,199,000	(668,000)	2,586,000
Total Assets	147,276,000	19,213,000	(6,812,000)	159,677,000

2007
Revenues	$92,621,000	$34,378,000	$(28,850,000)	$98,149,000
Net (loss) income	(7,767,000)	1,532,000	(321,000)	(6,556,000)
Total Assets	147,400,000	40,823,000	(27,169,000)	161,054,000

2006
Revenues	$65,083,000	$8,945,000	$(2,937,000)	$71,091,000
Net loss	(1,404,000)	(659,000)	(86,000)	(2,149,000)
Total Assets	146,177,000	21,534,000	(6,298,000)	161,413,000

The adjustments to reconcile to the consolidated financial statement total revenue, net (loss) income and total assets include the elimination of intercompany sales, minority interest in income (loss) of subsidiary and elimination of intercompany receivables.

Geographical revenue information for the three years ended December 27, 2008, December 29, 2007 and December 30, 2006 was based on the location of the customers and is as follows:

	Fiscal Year
	2008		2007		2006
	Revenue	% of Total	Revenue	% of Total	Revenue	% of Total
Asia-Pacific	$33,584,000	29%	$40,451,000	41%	$24,858,000	35%
Americas	81,222,000	71%	57,698,000	59%	46,233,000	65%

	$114,806,000	100%	$98,149,000	100%	$71,091,000	100%

Revenues by product group consisted of approximately the following:

	Fiscal Year
	2008	2007	2006
III-V	$47,011,000	$43,599,000	$43,931,000
Display	67,795,000	54,550,000	27,160,000

Total revenues	$114,806,000	$98,149,000	$71,091,000

KOPIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Long-lived assets by geographic area are as follows:

	Fiscal Years
	2008	2007
United States of America	$16,523,000	$17,972,000
Republic of Korea	2,837,000	3,955,000

	$19,360,000	$21,927,000

13.    Selected Quarterly Financial Information (Unaudited)

The following tables present Kopin’s quarterly operating results for the fiscal years ended December 27, 2008 and December 29, 2007. The information for each of these quarters is unaudited and has been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, all necessary adjustments, consisting only of normal recurring adjustments, have been included to present fairly the unaudited consolidated quarterly results when read in conjunction with Kopin’s audited consolidated financial statements and related notes. These operating results are not necessarily indicative of the results of any future period.

Quarterly Periods During Fiscal Year Ended December 27, 2008:

	Three months ended March 29, 2008	Three months ended June 28, 2008	Three months ended September 27, 2008(1)	Three months ended December 27, 2008(1)
	(In thousands, except per share data)
Revenue	$29,165	$25,839	$30,709	$29,092
Gross profit(2)	6,684	5,476	9,924	7,518
Net income (loss)	$950	$(1,674)	$1,498	$1,812
Net income (loss) per share(3):
Basic	$0.01	$(0.02)	$0.02	$0.03
Diluted	$0.01	$(0.02)	$0.02	$0.03
Shares used in computing net income (loss) per share:
Basic	67,742	67,732	67,774	68,258
Diluted	67,747	67,732	68,528	68,648

(1)	The net earnings for each of the third and fourth quarters of fiscal year 2008 were impacted by non cash charges of $2.5 million for the other than temporary impairment of certain assets.
(2)	Gross profit is defined as net product revenue less cost of product revenues.
(3)	Net income (loss) per share is computed independently for each of the quarters presented; accordingly, the sum of the quarterly net income per share may not equal the total computed for the year.

KOPIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Quarterly Periods During Fiscal Year Ended December 29, 2007:

	Three months ended March 31, 2007	Three months ended June 30, 2007	Three months ended September 29, 2007	Three months ended December 29, 2007(1)
	(In thousands, except per share data)
Revenue	$18,129	$21,870	$29,221	$28,929
Gross profit(2)	2,646	2,477	4,969	5,474
Net (loss) income	$(3,299)	$(3,152)	$(387)	$282
Net (loss) income per share(3):
Basic	$(0.05)	$(0.05)	$(0.01)	$0.00
Diluted	$(0.05)	$(0.05)	$(0.01)	$0.00
Shares used in computing net (loss) income per share:
Basic	67,468	67,526	67,547	67,634
Diluted	67,468	67,526	67,547	67,650

(1)	The net earnings for the fourth quarter of fiscal year 2007 was impacted by a non cash charge of $0.4 million for the writedown of assets and an increase in allowance for doubtful accounts of $0.5 million.
(2)	Gross profit is defined as net product revenue less cost of product revenues.
(3)	Net (loss) income per share is computed independently for each of the quarters presented; accordingly, the sum of the quarterly net income per share may not equal the total computed for the year.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 10, 2009

KOPIN CORPORATION

By:	/s/ JOHN C.C. FAN
John C.C. Fan Chairman of the Board, Chief Executive Officer, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN C.C. FAN John C.C. Fan	Chairman of the Board, Chief Executive Officer, President and Director (Principal Executive Officer)	March 10, 2009

/s/ JAMES BREWINGTON James Brewington	Director	March 10, 2009

/s/ DAVID E. BROOK David E. Brook	Director	March 10, 2009

/s/ MORTON COLLINS Morton Collins	Director	March 10, 2009

/s/ ANDREW H. CHAPMAN Andrew H. Chapman	Director	March 10 2009

/s/ CHI CHIA HSIEH Chi Chia Hsieh	Director	March 10, 2009

/s/ MICHAEL J. LANDINE Michael J. Landine	Director	March 10, 2009

/s/ RICHARD A. SNEIDER Richard A. Sneider	Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)	March 10, 2009

KOPIN CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Fiscal Years Ended December 27, 2008, December 29, 2007 and December 30, 2006

Description	Balance at Beginning of Year	Additions Charged to Income	Deductions from Reserve	Balance at End of Year
Reserve deducted from assets—allowance for doubtful accounts:
2006	$281,000	$(21,000)	$(32,000)	$228,000
2007	228,000	705,000	(225,000)	708,000
2008	708,000	668,000	(205,000)	1,171,000

INDEX TO EXHIBITS

Exhibits		Sequential page number
3.1	Amended and Restated Certificate of Incorporation	(2)

3.2	Amendment to Certificate of Incorporation	(5)

3.3	Amendment to Certificate of Incorporation	(5)

3.4	Fourth Amended and Restated By-laws	(8)

4	Specimen Certificate of Common Stock	(1)

10.1	Form of Employee Agreement with Respect to Inventions and Proprietary Information	(1)

10.2	Amended and Restated 1992 Stock Option Plan	(2	)*

10.3	1992 Stock Option Plan Amendment	(5	)*

10.4	1992 Stock Option Plan Amendment	(6	)*

10.5	Kopin Corporation 2001 Equity Incentive Plan	(7	)*

10.6	Kopin Corporation 2001 Equity Incentive Plan Amendment	(9	)*

10.7	Kopin Corporation 2001 Equity Incentive Plan Amendment	(10	)*

10.8	Kopin Corporation 2001 Equity Incentive Plan Amendment	(11	)*

10.9	Kopin Corporation 2001 Equity Incentive Plan Amendment	(13	)*

10.10	Kopin Corporation 2001 Supplemental Equity Incentive Plan	(6	)*

10.11	Form of Key Employee Stock Purchase Agreement	(1	)*

10.12	License Agreement by and between the Company and Massachusetts Institute of Technology dated April 22, 1985, as amended	(1)

10.13	Facility Lease, by and between the Company and Massachusetts Technology Park Corporation, dated October 15, 1993	(3)

10.14	Joint Venture Agreement, by and among the Company, Kowon Technology Co., Ltd., and Korean Investors, dated as of March 3, 1998	(4)

10.15	Sixth Amended and Restated Employment Agreement between the Company and Dr. John C.C. Fan, dated as of March 31, 2006	*

10.16	Kopin Corporation Form of Stock Option Agreement under 2001 Equity Incentive Plan	(12	)*

10.17	Kopin Corporation 2001 Equity Incentive Plan Form of Restricted Stock Purchase Agreement	(12	)*

10.18	Kopin Corporation Fiscal Year 2009 Incentive Bonus Plan	*

21.1	Subsidiaries of Kopin Corporation

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan required to be filed as an Exhibit to this Form 10-K.
(1)	Filed as an exhibit to Registration Statement on Form S-1, File No. 33-45853, and incorporated herein by reference.
(2)	Filed as an exhibit to Registration Statement on Form S-1, File No. 33-57450, and incorporated herein by reference.
(3)	Filed as an exhibit to Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference.
(4)	Filed as an exhibit to Annual Report on Form 10-Q for the quarterly period ended June 27, 1998 and incorporated herein by reference.
(5)	Filed as an exhibit to Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2000 and incorporated herein by reference.
(6)	Filed as an exhibit to Registration Statement on Form S-8, filed on November 13, 2001 and incorporated herein by reference.
(7)	Filed as an appendix to Proxy Statement filed on April 20, 2001 and incorporated herein by reference.
(8)	Filed as an exhibit to Annual Report on Form 8-K filed on December 12, 2008 and incorporated herein by reference.
(9)	Filed as an exhibit to Registration Statement on Form S-8 filed on August 16, 2002 and incorporated herein by reference.
(10)	Filed as an exhibit to Registration Statement on Form S-8 filed on March 15, 2004 and incorporated herein by reference.
(11)	Filed as an exhibit to Registration Statement on Form S-8 filed on May 10, 2004 and incorporated herein by reference.
(12)	Filed as an exhibit to Annual Report on Form 10-K for the fiscal year ended December 25, 2004 and incorporated herein by reference.
(13)	Filed as an exhibit to Registration Statement on Form S-8 filed on April 15, 2008 and incorporated herein by reference.