Form 10-Q
period 2009-03-28
KOPIN CORP
filed 2009-05-06
CIK 771266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 28, 2009

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

(508) 824-6696

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 24, 2009
Common Stock, par value $.01	67,464,903

Kopin Corporation

Part 1: FINANCIAL INFORMATION

Item 1:	Condensed Consolidated Financial Statements

KOPIN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 28, 2009	December 27, 2008
ASSETS
Current assets:
Cash and equivalents	$54,301,472	$57,949,449
Marketable securities, at fair value	49,755,255	42,066,542
Accounts receivable, net of allowance of $765,000 and $664,000 in 2009 and 2008, respectively	11,811,205	14,394,306
Accounts receivable from unconsolidated affiliates, net of allowance of $1,007,000 and $507,000 in 2009 and 2008, respectively	1,556,942	2,814,447
Unbilled receivables	987,141	2,395,963
Inventory	13,364,978	13,269,486
Prepaid taxes	165,059	206,471
Prepaid expenses and other current assets	1,539,869	1,160,497

Total current assets	133,481,921	134,257,161
Property, plant and equipment	18,060,314	19,359,874
Other assets	6,172,473	6,060,460

Total assets	$157,714,708	$159,677,495

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,844,350	$7,744,005
Accounts payable to unconsolidated affiliates	918,827	992,990
Accrued payroll and expenses	2,116,760	2,304,210
Accrued warranty	1,250,000	1,250,000
Billings in excess of revenue earned	2,965,198	3,127,923
Other accrued liabilities and professional fees	1,975,319	1,996,947

Total current liabilities	16,070,454	17,416,075
Asset retirement obligations	876,007	866,965
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $.01 per share: authorized, 3,000 shares; none issued	—	—
Common stock, par value $.01 per share: authorized, 120,000,000 shares; issued 73,171,605 shares in 2009 and 73,147,743 shares in 2008; outstanding 67,725,711 in 2009 and 68,257,748 in 2008	718,230	718,732
Additional paid-in capital	310,503,034	310,241,805
Treasury stock (4,097,304 and 3,615,480 shares in 2009 and 2008, respectively, at cost)	(15,440,338)	(14,552,865)
Accumulated other comprehensive loss	(1,909,978)	(168,303)
Accumulated deficit	(155,841,862)	(157,757,433)

Total Kopin Corporation stockholders’ equity	138,029,086	138,481,936
Noncontrolling interest	2,739,161	2,912,519
Total stockholders’ equity	140,768,247	141,394,455

Total liabilities and stockholders’ equity	$157,714,708	$159,677,495

See notes to condensed consolidated financial statements

KOPIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended
	March 28, 2009	March 29, 2008
Revenues:
Net product revenues	$20,586,911	$27,015,881
Research and development revenues	888,789	2,149,291

	21,475,700	29,165,172

Expenses:
Cost of product revenues	14,610,281	20,332,271
Research and development	3,151,398	5,033,374
Selling, general, and administration	4,452,893	3,843,278

	22,214,572	29,208,923

Loss from operations	(738,872)	(43,751)
Other income and expense:
Interest income	621,545	985,115
Other income and expense	99,533	(8,282)
Foreign currency gains	864,032	405,732
Other-than temporary impairment on marketable debt securities	(926,630)	—
Gain on sale of patents	2,597,734	—

	3,256,214	1,382,565

Income before provision for income taxes, net income of noncontrolling interest and equity loss in unconsolidated affiliate	2,517,342	1,338,814
Tax provision	(269,000)	(211,000)

Income before net income and equity loss in unconsolidated affiliate	2,248,342	1,127,814
Equity loss in unconsolidated affiliate	(148,642)	(23,861)

Net income	2,099,700	1,103,953
Net income attributable to the noncontrolling interest	(184,129)	(153,718)

Net income attributable to the controlling interest	1,915,571	950,235

Net income per share:
Basic	$0.03	$0.01

Diluted	$0.03	$0.01

Weighted average number of common shares outstanding:
Basic	68,152,946	67,741,957
Diluted	68,524,533	67,746,937

KOPIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended
	March 28, 2009	March 29, 2008
Net income	$2,099,700	$1,103,953
Foreign currency translation losses	(1,639,845)	(1,591,777)
Unrealized holding (loss) gain on marketable securities	(389,207)	429,417
Reclassifications of gains in net income	(70,109)	17,618

Comprehensive income loss	539	(40,790)
Comprehensive income attributable to the noncontrolling interest	173,357	193,289

Comprehensive income attributable to Kopin Corporation	$173,896	$152,500

See notes to condensed consolidated financial statements

KOPIN CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accum Other Comprehensive Income(loss)	Accumulated Deficit	Total Kopin Corporation Stockholders' Equity	Noncontrolling interest	Total Stockholders’ Equity

	Shares	Amount
Balance December 29, 2007	71,357,464	$713,574	$307,900,357	$(14,552,865)	$3,767,256	$(160,343,913)	$137,484,409	$3,549,369	$141,033,778
Stock based compensation expense	—	—	482,372	—	—	—	482,372	—	482,372
Net unrealized holding gain on marketable securities	—	—	—	—	447,034	—	447,034	—	447,034
Foreign currency translation adjustments	—	—	—	—	(1,244,770)	—	(1,244,770)	(347,008)	(1,591,778)
Net income	—	—	—	—	—	950,235	950,235	153,718	1,103,953

Balance March 29, 2008	71,357,464	$713,574	$308,382,729	$(14,552,865)	$2,969,520	$(159,393,678)	$138,119,280	$3,356,079	$141,475,359

Balance December 27, 2008	71,873,228	$718,732	$310,241,805	$(14,552,865)	$(168,303)	$(157,757,433)	$138,481,936	$2,912,519	$141,394,455
Stock based compensation expense	—	—	347,093	—	—	—	347,093	—	347,093
Net unrealized holding loss on marketable securities	—	—	—	—	(459,316)	—	(459,316)	—	(459,316)
Foreign currency translation adjustments	—	—	—	—	(1,282,359)	—	(1,282,359)	(357,487)	(1,639,846)

Restricted stock for tax withholding obligations	(50,213)	(502)	(85,864)	—	—	—	(86,366)	—	(86,366)
Treasury stock purchase	—	—	—	(887,473)	—	—	(887,473)	—	(887,473)
Net income	—	—	—	—	—	1,915,571	1,915,571	184,129	2,099,700

Balance March 28, 2009	71,823,015	$718,230	$310,503,034	$(15,440,338)	$(1,909,978)	$(155,841,862)	$138,029,086	$2,739,161	$140,768,247

See Accompanying Notes to Consolidated Financial Statements.

KOPIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended
	March 28, 2009	March 29, 2008
Cash flows from operating activities:
Net income	$2,099,700	$1,103,953
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,504,564	1,383,552
Amortization of premium on marketable debt securities	40,211	68,040
Stock-based compensation	347,093	638,347
Equity loss in unconsolidated affiliate	148,642	23,861
Impairment on marketable debt securities	926,630	—
Foreign currency gains	(864,032)	(405,732)
Change in allowance for bad debt	600,721	(272,823)
Non cash change in estimates	223,134	253,509
Changes in assets and liabilities:
Accounts receivable	4,435,210	(5,803,499)
Inventory	(564,694)	(669,005)
Prepaid expenses and other current assets	(363,053)	(655,533)
Accounts payable and accrued expenses	(1,108,555)	1,732,797
Billings in excess of revenue earned	(162,725)	—

Net cash provided by (used) in operating activities	7,262,846	(2,602,533)

Cash flows from investing activities:
Proceeds from sale of marketable securities	10,003,803	15,554,382
Purchase of marketable securities	(19,140,898)	(11,756,249)
Notes receivable from unconsolidated affiliate	—	(700,000)
Other assets	(88,748)	(61,060)
Capital expenditures	(454,738)	(873,799)

Net cash (used in) provided by investing activities	(9,680,581)	2,163,274

Cash flows from financing activities:
Treasury stock purchases	(887,473)	—
Settlements of restricted stock for tax withholding obligations	(86,367)	—

Net cash used in financing activities	(973,840)	—

Effect of exchange rate changes on cash	(256,402)	(590,839)

Net decrease in cash and equivalents	(3,647,977)	(1,030,098)
Cash and equivalents:
Beginning of period	57,949,449	30,748,060

End of period	$54,301,472	$29,717,962

Supplemental disclosure of cash flow information:
Income taxes paid	$236,000	$94,000

Supplemental schedule of noncash investing activities:
Construction in progress included in accrued expenses	$378,000	$1,075,000

See notes to condensed consolidated financial statements

KOPIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The condensed consolidated financial statements for the three months ended March 28, 2009 and March 29, 2008 are unaudited and include all adjustments, which, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. All such adjustments are of a normal recurring nature.

These condensed consolidated financial statements should be read in conjunction with the Company’s annual consolidated financial statements and notes thereto.

The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for any other interim period or for a full fiscal year.

The condensed consolidated financial statements include the accounts of Kopin Corporation, its wholly owned subsidiaries and Kowon Technology Co., Ltd. (Kowon), a majority owned (78%) subsidiary located in Korea (collectively the “Company”). Amounts attributable to the minority shareholders of Kowon are referred to as noncontrolling interests. All intercompany transactions and balances have been eliminated.

In the first quarter of fiscal year 2009, the Company adopted Statement of Financial Accounting Standard No. 160 “Noncontrolling Interests in Consolidated Financial Statements – an amendment to ARB No. 51” (SFAS 160). This Statement requires, among other things, expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary. As a result of the adoption of SFAS 160 certain reclassifications have been made to the balance sheet as of December 27, 2008 and to the statement of operations for the three months ended March 29, 2008, to conform to the current presentation.

2. CASH AND EQUIVALENTS AND MARKETABLE SECURITIES

The Company considers all highly liquid, short-term debt instruments with original maturities of three months or less to be cash equivalents.

Marketable debt securities consist primarily of commercial paper, medium-term corporate notes, and United States government and agency backed securities. The Company classifies marketable debt securities included in “Marketable Securities” and the investment in Micrel in “Other Assets” as available-for-sale and accordingly carries them at fair value, with the associated unrealized gain/loss classified in accumulated other comprehensive income. Any unrealized losses that are considered other than temporary are recorded directly to the consolidated statement of operations. The net unrealized holding gains (losses), recorded in accumulated other comprehensive loss, for available-for-sale marketable debt securities at March 28, 2009 and December 27, 2008, were $113,426 and $558,381, respectively. The Company records the amortization of premium and accretion of discounts on marketable debt securities in the results of operations.

Investments in available-for-sale marketable debt securities are as follows at March 28, 2009 and December 27, 2008:

	Amortized Cost		Unrealized Gains		Unrealized Losses		Fair Value
	2009	2008	2009	2008	2009	2008	2009	2008
U.S. government and agency backed securities	$25,376,346	$25,353,439	$370,459	$533,923	$—	$—	$25,746,805	$25,887,362
Corporate debt	24,265,483	16,154,722	33,036	24,458	(290,069)	—	24,008,450	16,179,180

Total	$49,641,829	$41,508,161	$403,495	$558,381	($290,069)	$—	$49,755,255	$42,066,542

The contractual maturity of the Company’s marketable debt securities is as follows at March 28, 2009:

	Less than One year	One to Five years	Greater than Five years	Total
U.S. government and agency backed securities	$5,571,971	$20,174,834	$—	$25,746,805
Corporate debt	—	15,033,520	8,974,930	24,008,450

Total	$5,571,971	$35,208,354	$8,974,930	$49,755,255

The Company uses the specific identification method as a basis for determining cost and calculating realized gains and losses. The gross gains and losses realized related to sales of marketable debt securities were not material during the three months ended March 28, 2009 and the year ended December 27, 2008.

Included in Other Income and Expense is an impairment charge on investments in corporate debt instruments of $0.9 million for the three months ended March 28, 2009. The impairment charge of $0.9 million represents the difference between the acquisition cost of the corporate debt instruments, reduced by $1.3 million in impairment charges taken during the year ended December 27, 2008, and the computation of the fair market value of the investments as of March 28, 2009.

3. FAIR VALUE MEASUREMENTS

The following table details the fair value measurements within the fair value hierarchy of the Company’s financial assets. An investment is categorized as Level 1 when its fair value is based on unadjusted quoted prices in active markets for identical assets that the Company has the ability to access at the measurement date. An investment is categorized as Level 2 if its fair market value is based on quoted market prices for similar assets in active markets, quoted prices for identical or similar assets in markets that are not active, based on observable inputs such as interest rates, yield curves, or derived from or corroborated by observable market data by correlation or other means. An investment is categorized as Level 3 if its fair value is based on assumptions developed by the Company about what a market participant would use in pricing the assets.

		Fair Value Measurement at March 28, 2009 Using:
		Level 1	Level 2	Level 3
U.S. Government Securities	$25,746,805	$25,746,805	$—	$—
Corporate Debt	24,008,450	—	24,008,450	—
Micrel, Inc.	1,487,117	1,487,117	—	—

	$51,242,372	$27,233,922	$24,008,450	$—

4. INVENTORY

Inventory is stated at the lower of cost (determined on the first-in, first-out or specific identification method) or market and consists of the following at March 28, 2009 and December 27, 2008:

	March 28, 2009	December 27, 2008
Raw materials	$6,094,972	$7,679,199
Work-in-process	3,082,778	2,505,113
Finished goods	4,187,228	3,085,174

	$13,364,978	$13,269,486

Inventory on consignment at customer locations was $2.6 million and $2.3 million at March 28, 2009 and December 27, 2008, respectively.

5. NET INCOME PER SHARE

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

Weighted average common shares outstanding used to calculate earnings per share are as follows:

	March 28, 2009	March 29, 2008
Weighted average common shares outstanding—basic	68,152,946	67,741,957
Stock options and nonvested restricted common stock	371,587	4,980

Weighted average common shares outstanding—diluted	68,524,533	67,746,937

The following were not included in weighted average common shares outstanding- diluted because they are anti-dilutive.

	March 28, 2009	March 29, 2008
Nonvested restricted common stock	885,399	576,749
Stock options	5,745,443	6,819,884

Total	6,630,842	7,396,633

6. STOCK BASED COMPENSATION

A summary of award activity under the stock option plans as of March 28, 2009 and changes during the three month period is as follows:

	Three months ended March 28, 2009
	Shares	Weighted Average Exercise Price
Balance, December 27, 2008	5,825,532	$11.68
Options granted	—	—
Options forfeited/cancelled	(77,589)	9.88
Options exercised	—	—

Balance, March 28, 2009	5,747,943	$11.70

Exercisable, March 28, 2009	5,716,693

The following table summarizes information about stock options outstanding and exercisable at March 28, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.01—$ 3.55	146,500	6.41	$3.43	115,250	$3.41
$ 3.75—$ 4.97	1,265,130	4.41	4.46	1,265,130	4.46
$ 5.00—$ 9.95	1,276,099	3.83	6.03	1,276,099	6.03
$10.00—$13.00	1,427,470	2.39	11.32	1,427,470	11.32
$14.31—$44.88	1,632,744	1.63	22.84	1,632,744	22.84

	5,747,943	3.04	$11.70	5,716,693	$11.75

Aggregate intrinsic value on March 28, 2009	$4,444			$4,444

A summary of options vested and expected to vest at March 28, 2009 is as follows:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options vested at period end	5,716,693	$11.75	$4,444
Options expected to vest at period end	31,250	3.50	—

Options vested and expected to vest	5,747,943	$11.70	$4,444

NonVested Restricted Common Stock

The Company has issued shares of nonvested restricted common stock to certain employees. Each award requires the employee to fulfill certain obligations, including remaining employed by the Company for one, two or four years (the vesting period) and in certain cases meeting performance criteria. A summary of the activity for nonvested restricted common stock awards as of March 28, 2009 and changes during the three months then ended is presented below:

	Shares	Weighted Average Grant Fair Value
Balance December 27, 2008	1,274,515	$2.65
Granted	75,000	1.72
Forfeited	(925)	3.71
Vested	—	—

Balance March 28, 2009	1,348,590	$2.60

Stock-Based Compensation

The following table summarizes stock-based compensation expense related to employee stock options and nonvested restricted common stock awards under SFAS123R for the three months ended March 28, 2009 and March 29, 2008 (no tax benefits were recognized):

	March 28, 2009	March 29, 2008
Cost of product revenues	$91,000	$176,000
Research and development	46,000	96,000
Selling, general and administrative	210,000	366,000

Total	$347,000	$638,000

The total unrecognized compensation cost related to nonvested restricted common stock awards is expected to be recognized over a weighted average period of 3 years. The total unrecognized compensation cost at March 28, 2009 is $2.4 million.

7. OTHER ASSETS AND AMOUNTS DUE TO / FROM AFFILIATES

Marketable Equity Security

As of March 28, 2009, the Company held approximately 200,000 shares of Micrel Semiconductor, Inc. common stock as available-for-sale with a fair market value of $1.5 million and an adjusted cost basis of approximately $1.5 million.

Non-Marketable Securities—Equity Method Investments

Equity loss in unconsolidated affiliate consisted of the following:

	Three months ended
	March 28, 2009	March 29, 2008
KoBrite	($149,000)	($24,000)

At March 28, 2009, the Company had an approximate 40% interest in Kopin Taiwan Corp (KTC), which is accounted for using the equity method and had a carrying value of $0. The Company has manufactured products for KTC to sell to its customers and sells raw substrates to KTC. Also, KTC manufactures products for the Company to sell to its customers. As a result of the transactions between Kopin and KTC each party normally has accounts receivable and accounts payable from and to the other party. In the three months ended March 28, 2009 the Company recorded $0.5 million of allowance for doubtful accounts representing the net difference between the amounts the Company was owed from KTC for trade accounts receivables and the amounts the Company owed KTC for trade accounts payables at March 28, 2009. The Company recorded the allowance for doubtful accounts because KTC is experiencing liquidity problems.

One of the Company’s Directors is chairman of KTC and owns approximately 1% of the outstanding common stock of KTC.

The Company accounts for its interest in KoBrite using the equity method and at March 28, 2009 the carrying value of the investment was $3.5 million. During the three months ended March 28, 2009, KoBrite sold common stock to an investor in KoBrite which resulted in the Company’s ownership of KoBrite declining to approximately 19% at March 28, 2009, from approximately 28% at December 27, 2008. One of the Company’s Directors, who is also the chairman of KTC, is also a member of the Board of Directors of Bright LED, one of the principle investors of KoBrite.

Summarized financial information for KTC for the three months ended March 28, 2009 and KoBrite for the three months ended December 31, 2008, is as follows:

	Three months ended
	March 28, 2009	March 29, 2008
Revenues	$1,801,000	$3,367,000
Margin loss	(227,000)	(27,000)
Loss from operations	(1,111,000)	(373,000)
Net loss	$(1,204,000)	$(601,000)

Non-Marketable Securities—Cost Method Investments

At March 28, 2009 the Company had an investment in Advance Wireless Semiconductor Company (AWSC), with a carrying value of $0.8 million, which the Company accounts for on the cost basis. One of the Company’s Directors is a director of AWSC and several directors and officers own amounts ranging from 0.1% to 0.5% of the outstanding stock of AWSC.

Amounts Due from and Due to Affiliates

Related party receivables at March 28, 2009 and December 27, 2008 approximate the following amounts:

	March 28, 2009	December 27, 2008
Advanced Wireless Semiconductor	$638,000	$1,821,000
KTC	919,000	993,000

Accounts receivable from unconsolidated affiliates	$1,557,000	$2,814,000

Related party payables at March 28, 2009 and December 27, 2008 approximate the following amounts:

	March 28, 2009	December 27, 2008
KTC	$919,000	$993,000

Accounts payable to unconsolidated affiliate	$919,000	$993,000

Certain officers and directors have invested in some of the Company’s investee companies, including Micrel. The Company has a loan to a non-officer employee for approximately $146,000 at March 28, 2009, which is due in 2009.

In fiscal year 2008 the Company entered into an agreement wherein it agreed to sell certain of its patents that it was no longer using, to a party who would attempt to sub-license the patents. Under the terms of the agreement the amount the Company would receive for the sale of the patents was a percentage of any license fees, after expenses, from the sublicense. In the three months ended March 28, 2009, the Company recorded $2.6 million of license fees from the sale of these patents.

8. ACCRUED WARRANTY

The Company warrants its products against defect for 12 months. A provision for estimated future costs and estimated returns for credit relating to warranty is recorded in the period when product is shipped and revenue recognized, and is updated as additional information becomes available. The Company’s estimate of future costs to satisfy warranty obligations is based primarily on historical warranty expense experienced and a provision for potential future product failures. Changes in the accrued warranty for three month periods ended March 28, 2009 and March 29, 2008 are as follows:

	Three Months Ended
	March 28, 2009	March 29, 2008
Beginning Balance	$1,250,000	$1,030,000
Additions	474,000	584,000
Claim and reversals	(474,000)	(584,000)

Ending Balance	$1,250,000	$1,030,000

9. INCOME TAXES

As of March 28, 2009, the Company has available for tax purposes federal net operating loss carryforwards (NOL) of $43.7 million expiring through 2029. The Company also has a state NOL of $26.9 million. As a result of recent tax legislation changes, the availability of the state NOL may be limited in future periods. The Company has not historically recorded, nor does it intend to record the tax benefits from stock awards until realized. Unrecorded benefits from stock awards approximated $14.5 million at each of the years ended 2008 and 2007. The Company has recognized a full valuation allowance on its net deferred tax assets due to the uncertainty of realization of such assets.

The Company has unrecognized tax benefits of approximately $221,000 related to uncertainties regarding transfer pricing. These unrecognized tax benefits, if recognized, would affect the effective tax rate prior to the adjustment for the Company’s valuation allowance.

The Company’s income tax returns have not been examined by the Internal Revenue Service (the “IRS”) and are subject to examination for all years since 1993. State income tax returns are generally subject to examination for a period of 3 to 5 years after filing of the respective return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states.

International jurisdictions have statutes of limitations generally ranging from 3 to 5 years after filing of the respective return. Years still open to examination by tax authorities in major jurisdictions include Korea (2004 onward), Japan (2004 onward) and Hong Kong (2006 onward). The Company is not currently under examination in these jurisdictions.

10. SEGMENTS AND GEOGRAPHICAL INFORMATION

The Company’s chief operating decision maker is its Chief Executive Officer. The Company’s chief operating decision maker evaluates the operating results of the Company’s reportable segments based on revenues and net income.

The Company has two operating and reportable segments, Kopin US, which includes the operations in the United States and the Company’s equity method investments, and Kowon. The following table presents the Company’s reportable segment results for the three months ended March 28, 2009 and March 29, 2008:

	Kopin US	Kowon	Adjustments	Total
Three months ended March 28, 2009
Revenues	$21,299,000	$2,083,000	$(1,906,000)	$21,476,000
Net income	1,232,000	684,000	—	1,916,000
Long lived assets	15,522,000	2,542,000	(4,000)	18,060,000

The adjustments to reconcile to the consolidated financial statement total revenue, net income and long lived assets include the elimination of intercompany sales, noncontrolling interest in income of subsidiary and elimination of intercompany receivables.

During the three month periods ended March 28, 2009 and March 29, 2008, the Company derived its sales from the following geographies (as a percentage of net sales):

	Three Months Ended March 28, 2009	Three Months Ended March 29, 2008
Asia-Pacific	15%	34%
Americas	85%	66%

Total Revenues	100%	100%%

Revenues by product group consisted of approximately the following:

	Three Months Ended
	March 28, 2009	March 29, 2008
III-V	$6,864,000	$12,086,000
Display	14,612,000	17,079,000

Total revenues	$21,476,000	$29,165,000

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

12. ACCOUNTING PRONOUNCEMENTS TO BE ADOPTED

In April 2009, the FASB issued the following new accounting standards:

i.)	FASB Staff Position FAS 157-4 (FSP FAS 157-4), Determining Whether a Market Is Not Active and a Transaction Is Not Distressed). FSP FAS 157-4 provides guidelines for making fair value measurements more consistent with the principles presented in SFAS 157. FSP FAS 157-4 provides additional authoritative guidance in determining whether a market is active or inactive and whether a transaction is distressed, is applicable to all assets and liabilities (i.e. financial and nonfinancial) and will require enhanced disclosures.

ii.)	FASB Staff Position FAS 115-2 (FSP FAS 115-2), FAS 124-2 and EITF 99-20-2, Recognition and Presentation of Other-Than-Temporary Impairments. FSP FAS 115-2, FAS 124-2, and EITF 99-20-2 provide additional guidance to provide greater clarity about the credit and noncredit component of an other-than-temporary impairment event and to more effectively communicate when an other-than-temporary impairment event has occurred. This FSP applies to debt securities.

iii.)	FASB Staff Position FAS 107-1 (FSP FAS 107-1) and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. FSP FAS 107-1 and APB 28-1, amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements.

These standards are effective for periods ending after June 15, 2009. The Company is evaluating the impact that these standards will have on its financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995, including, without limitation, statements made relating to our expectation that for the year ended December 26, 2009 total revenues to be in the range of $90 million to $110 million; our expectation that military revenues will increase in fiscal year 2009 as compared to fiscal year 2008; our expectation that sales to Skyworks Solutions and the US military will represent a significant portion of our revenues for 2009; our expectation that we will continue developing HBT transistor wafers and other gallium arsenide products for advanced integrated circuit applications from other compound materials; our expectation that we will continue to pursue other U.S. government development contracts for applications that relate to our commercial product applications; our expectation that sales of our III-V products for wireless handset applications and our display products for consumer electronic applications will decline; our belief that products using HBT transistor wafers are easier to design, which can translate into reduced component costs and smaller equipment; our expectation that sales of our HBT transistor wafers to Skyworks Solutions will continue to represent a significant portion of our revenues for the near future; our expectation that we will prosecute and defend our proprietary technology aggressively; our statement that we may make equity investments in companies engaged in certain aspects of display and electronics industries; our expectation that sales of our CyberDisplay products to customers who use them in digital still camera and camcorder applications will significantly decline; our expectation that KoBrite will incur additional losses in the near term; our expectation that a significant market for new wireless communications devices, including personal entertainment systems, will develop; our anticipation that our ownership interest in KoBrite will decline; our expectation that our CyberDisplay products will benefit from further general technological advances in the design and production of integrated circuits and active matrix LCDs, resulting in further improvements in resolution and miniaturization; our expectation that a significant reduction or delay in orders from any of our significant military customers could result in us not being able to achieve profitability in 2009; our belief that our HBT transistor wafers offer greater power efficiency, improved signal quality and less complexity over gallium arsenide field effect transistors; our belief that our manufacturing process offers greater miniaturization, reduced cost, higher pixel density, full color capability and lower power consumption compared to conventional active matrix LCD manufacturing approaches; our expectation not to pay cash dividends for the foreseeable future and to retain earnings for the development of our businesses; our expectation, based on current negotiations with our customers and certain contractual obligations, that the sales prices of certain products will decline in fiscal year 2009; our expectation that sales of our displays for commercial applications will decline but sales for military applications will increase, in fiscal year 2009; our expectation that we will expend between $4.0 and $8.0 million on capital expenditures over the next twelve months; our intent to reduce our per unit production costs primarily through increasing manufacturing yield, lowering fixed costs per unit through increased sales volume, and increasing productivity and efficiency; our plan to increase productivity and efficiency by migrating the CyberDisplay production line to 8 inch wafers, and migrating the III-V production to 6 inch wafers; our expectation that the market for display products for military applications will not be seasonal; our expectation that prices of our HBT transistor and display products sold for consumer electronic applications will decline by approximately 10 percent during fiscal year; our expectation that competition will increase; our belief that our CyberDisplay products are well suited for new applications such as reading e-mail and browsing the Internet using digital wireless devices and other consumer electronics devices; our belief that small form factor displays will be a critical component in the development of advanced wireless communications systems; our belief that general technological advances in the design and fabrication of integrated circuits, LCD technology and LCD manufacturing processes will allow us to continue to enhance our CyberDisplay product manufacturing process; our expectation that a significant market for new wireless communication devices, including personal entertainment systems, will develop; our belief that continued introduction of new products in our target markets is essential to our growth; our belief that the costs of producing gallium arsenide integrated circuits by our customers will continue to exceed the costs associated with the production of competing silicon integrated circuits; our belief that our future success will depend primarily upon the technical expertise, creative skills and management abilities of our officers and key employees rather than on patent ownership; our expectation that market risk associated with our international operations is unlikely to have a material adverse effect on our business, financial condition or results of operation; our belief that our available cash resources will support our operations and capital needs for at least the next twelve months; and our belief that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations, and cash flows should not be material. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industries in which we operate, management’s beliefs, and assumptions made by management. In addition, other written or oral statements, which constitute forward-looking statements, may be made by or on behalf of us. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “could”, “seeks”, “estimates”, and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements, whether as a result of new information, future events or otherwise. Factors that could cause or contribute to such differences in outcomes and results include, but are not limited to, those set forth in our other periodic filings filed with the Securities and Exchange Commission, including our Form 10-K for the fiscal year ended December 27, 2008.

Critical Accounting Policies

Management’s discussion and analysis of our financial condition and results of operations are based upon our unaudited consolidated financial statements. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. We continually evaluate our estimates used in the preparation of our financial statements, including those related to revenue recognition under the percentage of completion method, bad debts, inventories, warranty reserves, investment valuations, valuation of stock compensation awards, recoverability of deferred tax assets, liabilities for uncertain tax positions and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not apparent from other sources. Actual results may differ from these estimates under different assumptions. Further detail regarding our critical accounting policies can be found in “Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 27, 2008.

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

We have two principal sources of revenues: product revenues and research and development revenues. Product revenues consist of sales of our CyberDisplay products and our III-V products, principally gallium arsenide (GaAs) HBT transistor wafers. Research and development revenues consist primarily of development contracts with agencies of the U.S. government and amounts earned under agreements with KoBrite, discussed below. For the three months ended March 28, 2009, research and development revenues were $0.9 million or 4% of total first quarter 2009 revenues and $2.1 million, or 7% of total revenues for the corresponding period in 2008.

Results of Operations

The three month periods ended March 28, 2009 and March 29, 2008 are referred to as 2009 and 2008, respectively. The year ended periods December 26, 2009, December 27, 2008 and December 29, 2007 are referred to as fiscal year 2009, fiscal year 2008 and fiscal year 2007, respectively.

Revenues. Our revenues, which include product sales and amounts earned from research and development contracts, were as follows (in millions):

Revenues	2009	2008
III-V	$6.9	$12.1
CyberDisplay	14.6	17.1

Total	$21.5	$29.2

The decrease in our III-V revenues resulted from a decrease in unit demand for our HBT transistor wafers from customers that use them in wireless handset applications and price declines of our HBT products. We believe the decline in demand from our customers for use in wireless handset applications was a result of both lower current demand for wireless handsets and our customer’s reducing their inventories of our products. We believe the reduction of inventory levels is in reaction to their expectation of lower demand in the second calendar quarter of 2009 for wireless handsets as compared to the same period last year. The decrease in display revenues in 2009 compared to 2008 resulted primarily from a decline in sales of our displays for consumer electronic and eyewear applications and research and development activities partially offset by an increase in sales of our CyberDisplay products to customers that use them for military applications. The decline in sales of displays for consumer electronic applications was primarily as a result of our strategy to withdraw from offering our display products for use in lower margin products, particularly low and mid-range digital still cameras. The decline in sales of our display products for eyewear applications is a result of both lower demand attributable to the current depressed global economic situation and, according to our customers, the current inability of our eyewear product customers to finance their working capital needs. Display revenues for consumer and military applications for 2009 and 2008 were as follows:

CyberDisplay Revenues by Category (in millions)	2009	2008
Military Applications	$11.3	$7.2
Consumer Electronic Applications	2.3	6.2
Eyewear Applications	0.4	1.7
Research & Development	0.6	2.0

Total	$14.6	$17.1

Revenues of our Korean subsidiary, Kowon, are included in CyberDisplay revenues and sales are primarily to us and Samsung Electronics for camcorder applications. Kowon’s revenues decreased as a result of lower demand from us due to lower sales of displays to customers that use them for digital still camera applications and a decline in demand from Samsung for displays for camcorder applications. Total revenues by segment were as follows for 2009 and 2008:

CyberDisplay Revenues by Segment (in millions)	2009		2008
Kopin U.S. revenues		$21.3		$28.4
Kowon revenues to other customers
Kowon revenues	$2.1		$6.5
Kowon sales to Kopin	(1.9)	0.2	(5.7)	0.8

Total Revenues		$21.5		$29.2

For the year ended December 26, 2009 we expect total revenues to be in the range of $90 million to $110 million. We expect military revenues to increase in fiscal year 2009 as compared to fiscal year 2008. We have been reducing our emphasis on sales of our display products for digital still camera and camcorder applications because of the low gross profit margins from these sales, and, as a result of this strategy and the impact on sales of consumer electronic products from the global economic downturn, we expect sales of our CyberDisplay products for digital still camera and camcorder applications to decline significantly in fiscal year 2009 as compared to fiscal year 2008 levels. Therefore, in order to increase display product revenues in fiscal year 2009 over fiscal year 2008, the increase in revenues from the sale of military products must exceed the decline in sales of our displays for consumer electronic applications. For our III-V products we anticipate that our average sales price will decline approximately 10% for the remainder of 2009. We believe we have opportunities at certain customers who purchase our III-V products to increase our share of these customer’s purchases of III-V products in the second half of 2009. Accordingly, sales of our III-V products for 2009 will be dependent on our ability to increase sales of our products to certain customers to offset the impact of the decline in the average sales price of our III-V products and the overall industry expected decline in sales of wireless handset in 2009. As a result of the decline in sales of our display products for consumer electronic applications, we expect Kowon’s revenues to us and to Samsung to decline in fiscal year 2009 as compared to fiscal year 2008 levels. However, as a result of the historic declines in the United Stated and global economies, our ability to forecast is very limited. These forecasts are based on our discussions with customers and our expectations about the future global economy and are not based on firm non-cancellable orders.

We currently manufacture and sell HBT wafers on either four or six inch gallium arsenide (GaAs) wafers. Our largest customer, which accounted for approximately 29% of our fiscal year 2008 total revenues (see Item 1A, Risk Factors in our Annual Report on Form 10-K for our fiscal year ended December 27, 2008, for an explanation of percent of revenue calculation), purchases our HBT products on four inch GaAs wafers and we expect this customer to migrate to using six inch GaAs wafers in its manufacturing process in fiscal year 2009. If we are unable to get reactors qualified by our largest and other customers or if we are able to get the reactors qualified but can not manufacture the quantity our customers require or can not manufacture on six inch GaAs wafers in a cost effective manner, our revenues and results of operations could decline significantly.

We perform the back-end packaging manufacturing process of our displays which are sold for consumer applications at Kowon. As discussed above, we expect sales of our display products in fiscal 2009 to decline as compared to fiscal year 2008 levels. Kowon had net income of $3.2 million and $1.5 million before intercompany eliminations for fiscal year 2008 and fiscal year 2007, respectively. We anticipate that sales of our display products for use in consumer electronic applications may decline such that Kowon may have a loss from operations in 2009. If sales of our display products for consumer electronic applications do not increase or new markets are not identified we may have to record impairment charges on Kowon’s long lived assets, which are recorded in our financial statements at $2.5 million at March 28, 2009.

International sales represented 15% and 34% of product revenues for the three months ended March 28, 2009 and March 29, 2008, respectively. The decrease in international sales percentage is primarily attributable to an increase in sales of our CyberDisplay products for U.S. military applications and a decline in sales of our display products for digital still camera and camcorder applications to Asian customers. We expect this trend to continue in 2009. International sales are primarily sales of CyberDisplay products to consumer electronic manufacturers primarily located in Japan, Korea and China. Our international sales are primarily denominated in U.S. currency. Consequently, a strengthening of the U.S. dollar could increase the price in local currencies of our products in foreign markets and make our products relatively more expensive than competitors’ products that are denominated in local currencies, leading to a reduction in sales or profitability in those foreign markets. In addition, sales of our CyberDisplay products in Korea are transacted through Kowon. Kowon’s sales are primarily denominated in U.S. dollars. However, Kowon’s local operating costs are primarily denominated in Korean won. Kowon also holds U.S. dollars in order to pay various expenses. As a result, our financial position and results of operations are subject to exchange rate fluctuation in transactional and functional currency. We have not taken any protective measures against exchange rate fluctuations, such as purchasing hedging instruments with respect to such fluctuations, because of the historically stable exchange rate between the Japanese yen, Korean won and the U.S. dollar.

Cost of Product Revenues.

	2009	2008
Cost of product revenue (in millions)	$14.6	$20.3
Cost of product revenue as a % of revenues	71.0%	75.3%

Cost of product revenues, which is comprised of materials, labor and manufacturing overhead related to our products, decreased approximately $5.7 million or 28% from 2008 to 2009. Our gross margin is affected by increases or decrease in the sales prices of our products, changes in raw material prices, unit volume of sales, manufacturing efficiencies and the mix of products sold. As discussed above our sales prices historically decline on an annual basis. Our overhead costs and, to a lesser extent, our labor costs are normally stable and do not fluctuate significantly during a three or twelve month period. Essentially, we consider labor and overhead costs to be fixed in nature over the short term and therefore profitability is very dependent on the sales prices of our products and volume of sales. Gross margin as measured in dollars decreased in 2009, as compared to 2008, because of the decline in sales volume of our III-V products and display products for consumer electronic and eyewear applications and a decline in the average sales price of our III-V products partially offset by an increase in sales of our display products for military applications. Gross margins as a percentage of revenues increased because sales of our display products for military applications, which have higher gross margins than our other products, increased as a percentage of our total revenues in 2009 as compared to 2008. We anticipate that the average sales price of our III-V products will continue to decline in 2009 and if we are unable to increase sales volume our gross margins will be negatively impacted.

There are a number of different display technologies which can produce displays in small form factors. We believe one of the benefits of our display technology is the ability to produce high resolution displays in small form factors. The camcorder and digital still camera markets are mature and the majority of these devices use low-resolution display products which results in our having limited, if any, competitive advantage over our competitors and therefore the ability to sell displays into these markets is very price dependent. Accordingly, for us to generate display revenues with above average gross margins, we will need to increase sales to customers who buy our higher resolution display products, such as the military, or develop new categories, such as eyewear.

Research and Development. Research and development (R&D) expenses are incurred in support of internal display and III-V product development programs or programs funded by agencies or prime contractors of the U.S. government and commercial partners. R&D revenues associated with funded programs are presented separately in revenue in the statement of operations. Research and development costs include staffing, purchases of materials and laboratory supplies, circuit design costs, fabrication and packaging of display products, and overhead. For 2009 and 2008, R&D expense was as follows (in millions):

Research and development expense	2009	2008
Funded	$0.7	$1.2
Internal	2.4	3.8

Total	$3.1	$5.0

R&D expense decreased in 2009 as compared to the prior year primarily because of a decrease in funded programs from agencies and prime contractors of the U.S. government. Included in 2008 results was $1.3 million of sales of prototype units sold to a prime contractor of the U.S. government.

The increase in internal research and development expenses was primarily attributed to costs to develop our 8 inch display and MOCVD III-V manufacturing lines.

Selling, General and Administrative. Selling, general and administrative (S,G&A) expenses consist of the expenses incurred by our sales and marketing personnel and related expenses, and administrative and general corporate expenses.

	2009	2008
Selling, general and administrative expense (in millions)	$4.5	$3.8
Selling, general and administrative expense as a % of revenues	20.7%	13.2%

The increase in S,G&A expenses in 2009 versus 2008 is attributable to an increase of approximately $0.9 million in allowance for bad debts partially off set by $0.2 million of labor and stock based compensation expense. Included within the $0.9 million of allowance for bad debts increase is an additional $0.5 million to reserve against receivables from KTC.

Included in S,G &A expenses in 2009 and 2008 was $0.2 million and $0.4 million, respectively, for the amortization of equity awards.

Other Income and Expense.

	2009	2008
Other income and expense (in millions)	$3.3	$1.4

Other income and expense, net, is composed of interest income, foreign currency transaction and remeasurement gains and losses incurred by our Korean subsidiary Kowon, other-than temporary impairment on marketable debt securities and license fees. In the three months ended March 28, 2009, we recorded $0.9 million of foreign currency gains as compared to $0.4 million of foreign currency gains for the three months ended March 29, 2008. Other income and expense, net also includes an expense of $0.9 million from an impairment write-down of certain marketable debt securities which were deemed other-than temporarily impaired. The impairment in the securities occurred primarily because the issuers of the securities offered to buy the securities at prices significantly below the prices at which the securities were previously trading in the market. This resulted in an overall decline in the fair market value of the securities based upon our valuation techniques.

In fiscal year 2008 we entered into an agreement wherein we agreed to sell certain patents we were no longer using, to a party which would attempt to sub-license the patents. Under the terms of the agreement the amount we would receive for the sale of the patents was a percentage of any license fees, after expenses, from the sublicense. In the three months ended March 28, 2009, we recorded $2.6 million of license fees from the sale of these patents.

Equity Loss in Unconsolidated Affiliate. For the three months ended March 28, 2009, the equity loss in unconsolidated affiliate consists of our approximate 28% share of the losses of KoBrite. For the three months ended March 29, 2008, the equity loss is a result of our approximate 25% interest in the operating results of KoBrite.

Tax (provision) benefit. For the three months ended March 28, 2009 we have recorded a provision for income taxes of $269,000 compared to $211,000 for the three months ended March 29, 2008. Our provision for income taxes is comprised of our estimated alternate minimum tax liabilities on our domestic taxable earnings and estimated foreign taxes due on our Korean subsidiary’s taxable earnings. During fiscal year 2008 the Company significantly reduced its available state net operating loss carryforwards and credits and accordingly expects to have a state tax liability for tax reporting purposes which may results in an increased state tax provision for financial reporting purposes.

Net income attributable to noncontrolling interest. We own approximately 78% of the equity of Kowon Technology Co. Ltd. (Kowon). Net income attributable to noncontrolling interest on the consolidated statement of operations represents the portion of the results of operations of Kowon which is allocated to the shareholders of the approximately 22% of Kowon not owned by us. The change in net income attributable to noncontrolling interest is the result of the change in the results of operations of Kowon.

Liquidity and Capital Resources

We have financed our operations primarily through public and private placements of our equity securities, research and development contract revenues, and sales of our III-V and CyberDisplay products. We believe our available cash resources will support our operations and capital needs for at least the next twelve months.

As of March 28, 2009, we had cash and equivalents and marketable securities of $104,056,727 and working capital of $117,411,466 compared to $100,015,991 and $116,841,086, respectively, as of December 27, 2008. The change in cash and equivalents and marketable securities was primarily due to cash earned from operations of $7.3 million, investments in capital equipment and other assets of approximately $500,000, and repurchases of our common stock of $1.0 million.

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

We lease facilities located in Taunton and Westborough, Massachusetts, and Scotts Valley, California, under non-cancelable operating leases. We have two Taunton facilities, one whose lease expires in 2020 and the other in 2012. The Taunton lease which expires in 2012 may be extended for an additional 10 year term. The Westborough and Scotts Valley leases expire in 2012.

We expect to expend between $3.0 million and $8.0 million on capital expenditures over the next twelve months, primarily for the acquisition of equipment relating to the production of our III-V and CyberDisplay products.

As of March 28, 2009, we had substantial tax loss carry-forwards, which may be used to offset future federal taxable income. We may be subject to alternative minimum taxes, foreign taxes and state income taxes depending on our taxable income and sources of taxable income.

Accounting Pronouncements to be Adopted in the Future

In April 2009, the FASB issued the following new accounting standards:

i.)	FASB Staff Position FAS 157-4 (FSP FAS 157-4), Determining Whether a Market Is Not Active and a Transaction Is Not Distressed. FSP FAS 157-4 provides guidelines for making fair value measurements more consistent with the principles presented in SFAS 157. FSP FAS 157-4 provides additional authoritative guidance in determining whether a market is active or inactive and whether a transaction is distressed, is applicable to all assets and liabilities (i.e. financial and nonfinancial) and will require enhanced disclosures.

ii.)	FASB Staff Position FAS 115-2 (FSP FAS 124-2), FAS 124-2, and EITF 99-20-2, Recognition and Presentation of Other-

Than-Temporary Impairments. FSP FAS 115-2, FAS 124-2, and EITF 99-20-2 provide additional guidance to provide greater clarity about the credit and noncredit component of an other-than-temporary impairment event and to more effectively communicate when an other-than-temporary impairment event has occurred. This FSP applies to debt securities.

iii.)	FASB Staff Position FAS 107-1 (FSP FAS 107-1) and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. FSP FAS 107-1 and APB 28-1, amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements.

These standards are effective for periods ending after June 15, 2009. We are evaluating the impact that these standards will have on our financial statements.

Seasonality

The consumer markets we sell into are traditionally seasonal and we would expect that our third quarter would be our strongest sales quarter for sales of our displays to customers who use them in consumer electronic applications, followed by our second quarter then our fourth quarter and our first quarter would be our lowest sales quarter. We anticipate selling more display products for military applications which we would not expect to have the historical sales trends of our consumer oriented products. Depending upon the relative success of our consumer oriented products verses our military products our total display revenues may or may not have a seasonal trend. Our principle III-V product is our HBT transistors and revenues from the sales of HBT transistors has not demonstrated a seasonal pattern over the last two years.

Inflation

We do not believe inflationary forces have materially affected our operations.

Contractual Obligations

The following is a summary of our contractual payment obligations for operating leases as of March 28, 2009:

Contractual Obligations	Total	Less than 1 year	1-3 Years	3-5 years	More than 5 years
Operating Lease Obligations	$8,670,748	$1,359,723	$3,505,712	$461,250	$3,344,063

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We invest our excess cash in high-quality government, government-backed and corporate debt instruments, which generally bear lower levels of relative risk. We believe that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations, and cash flows should not be material to our cash flows or income. It is possible that interest rate movements would increase our unrecognized gain or loss on interest rate securities. Included in other assets is an equity investment in Micrel Semiconductor, Incorporated (Micrel) totaling approximately $1.5 million, which is subject to changes in value because of either specific operating issues at Micrel or overall changes in the stock market. We are exposed to changes in foreign currency exchange rates primarily through our translation of our foreign subsidiary’s financial position, results of operations, and transaction gains and losses as a result of non U.S. dollar denominated cash flows related to business activities in Asia, and remeasurement of United States dollars to the functional currency of our Kowon subsidiary. We do not currently hedge our foreign currency exchange rate risk. We estimate that any market risk associated with our international operations is unlikely to have a material adverse effect on our business, financial condition or results of operation. Our portfolio of marketable debt securities is subject to interest rate risk although our intent is to hold securities until maturity. The credit rating of our investments may be affected by the underlying financial health of the guarantors of our investments. We use gallium arsenide and silicon wafers and demand is expected to grow due to new technologies such as solar cells. We do not enter into forward or futures hedging contracts.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 28, 2009 and designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During our last fiscal quarter, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is engaged in legal proceedings arising in the ordinary course of business. Management believes the ultimate outcome of these proceedings will not have a material adverse impact on the Company’s consolidated financial position, results of operations or cash flows.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended December 27, 2008. The risks discussed in our Annual Report on Form 10-K could materially affect our business, financial condition and future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Sale of Unregistered Securities

In the past three years we have not sold any securities which were not registered under the Securities Act.

Use of Proceeds

The information required by this item regarding use of proceeds by the Company is reported in herein in Part 1, Item 2 under “Liquidity and Capital Resources”.

Forfeiture of Equity Securities

On December 8, 2008, we announced that our Board of Directors authorized a stock repurchase program of up to $15 million of our common stock. Pursuant to the stock repurchase program, we may purchase in one or more open market or private transactions up $15 million of shares of our common stock. The stock repurchase program shall terminate on December 2, 2011, unless earlier terminated by our Board of Directors

The following table provides information regarding repurchases of common stock made by us during the fiscal quarter ended March 28, 2009:

Period	Total number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar of Shares that May Yet Be Purchased Under the Plans or Programs
	(a)	(b)	(c)	(d)
December 28, 2008 through January 26, 2009	—	$—	—	$—
January 27, 2009 through February 23, 2009	—	$—	—	$—
February 23, 2009 through March 28, 2009	481,824	$1.84	481,824	$14,112,527

Total	481,824	$1.84	481,824

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Amended to Certificate of Incorporation (2)

3.3	Amended to Certificate of Incorporation (2)

3.4	Fourth Amended and Restated By-laws (3)

31.1	Certificate of John C.C. Fan, Chief Executive Officer of the Registrant, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

31.2	Certificate of Richard A. Sneider, Chief Financial Officer of the Registrant, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.1	Certificate of John C.C. Fan, Chief Executive Officer of the Registrant, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2	Certificate of Richard A. Sneider, Chief Financial Officer of the Registrant, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

(1)	Filed as an exhibit to Registration Statement on Form S-1, File No. 33-57450, and incorporated herein by reference
(2)	Filed as an exhibit to Quarterly Report on Form 10-Q for the quarterly period July 1, 2000 and incorporated by reference herein
(3)	Filed as an exhibit to Annual Report on Form 8-K filed on December 12, 2008 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KOPIN CORPORATION (Registrant)

Date: May 6, 2009	By:	/S/ JOHN C.C. FAN
John C.C. Fan President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date: May 6, 2009	By:	/S/ RICHARD A. SNEIDER
Richard A. Sneider Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)