Form 10-K/A
period 2008-12-27
KOPIN CORP
filed 2009-05-27
CIK 771266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or shorter period that the registrant was required to submit and pots such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. (See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Larger accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 27, 2008 (the last business day of the most recent second fiscal quarter) the aggregate market value of outstanding shares of voting stock held by non-affiliates of the registrant was $201,839,992.

As of April 24, 2009, 67,464,903 shares of the registrant’s Common Stock, par value $.01 per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to its 2009 Annual Meeting of Shareholders are incorporated by reference into Part III of its Annual Report on Form 10-K where indicated.

Explanatory Note

This amendment to Kopin Corporation’s 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 10, 2009, is made to include the unaudited 2008 financial statements of KoBrite Corporation, an approximate 19% owned unconsolidated subsidiary of Kopin.

In accordance with Rule 12b-15 promulgated under the Securities Exchange Act of 1934, the complete text of Item 15, as amended, is included herein. Other than the inclusion of the Financial Statements of KoBrite Corporation, a signature page, the consent of Independent Auditors, and certifications required to be filed as exhibits hereto, this Form 10-K/A does not change any other information set forth in the original Form 10-K filed by Kopin Corporation for the year ended December 27, 2008. Except in connection with the forgoing, this Form 10-K/A has not been updated for events or information subsequent to the date of filing of the original Form 10-K. Accordingly, this Form 10-K/A should be read in conjunction with our other filings made with the SEC subsequent to the filing of the Form 10-K.

Item 15.	Exhibits and Financial Statement Schedules

(a) Documents filed as part of the Report:

(1) Consolidated Financial Statements of Kopin Corporation*:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Changes in Stockholders’ Equity

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

(3) Exhibits

3.1	Amended and Restated Certificate of Incorporation	(2)

3.2	Amendment to Certificate of Incorporation	(5)

3.3	Amendment to Certificate of Incorporation	(5)

3.4	Fourth Amended and Restated By-laws	(8)

4	Specimen Certificate of Common Stock	(1)

*	The Financial Statement, Schedules and Report of Independent Registered Public Accounting Firm (Report) were filed on March 10, 2009 with the Form 10-K to which this Form 10-K/A amends.

10.1	Form of Employee Agreement with Respect to Inventions and Proprietary Information	(1)

10.2	Amended and Restated 1992 Stock Option Plan	(2)

10.3	1992 Stock Option Plan Amendment	(5	)*

10.4	1992 Stock Option Plan Amendment	(6	)*

10.5	Kopin Corporation 2001 Equity Incentive Plan	(7	)*

10.6	Kopin Corporation 2001 Equity Incentive Plan Amendment	(8	)*

10.7	Kopin Corporation 2001 Equity Incentive Plan Amendment	(10	)*

10.8	Kopin Corporation 2001 Equity Incentive Plan Amendment	(11	)*

10.9	Kopin Corporation 2001 Equity Incentive Plan Amendment	(13	)*

10.10	Kopin Corporation 2001 Supplemental Equity Incentive Plan	(6	)*

10.11	Form of Key Employee Stock Purchase Agreement	(1	)*

10.12	License Agreement by and between the Company and Massachusetts Institute of Technology dated April 22, 1985, as amended	(1)

10.13	Facility Lease, by and between the Company and Massachusetts Technology Park Corporation, dated October 15, 1993	(3)

10.14	Joint Venture Agreement, by and among the Company, Kowon Technology Co., Ltd., and Korean Investors, dated as of March 3, 1998	(4)

10.15	Sixth Amended and Restated Employment Agreement between the Company and Dr. John C.C. Fan, dated as of March 31, 2006	*

10.16	Kopin Corporation Form of Stock Option Agreement under 2001 Equity Incentive Plan	(12	)*

10.17	Kopin Corporation 2001 Equity Incentive Plan Form of Restricted Stock Purchase Agreement	(12	)*

10.18	Kopin Corporation Fiscal Year 2009 Incentive Bonus Plan	*

21.1	Subsidiaries of Kopin Corporation	*	*

23.1	Consent of Independent Registered Public Accounting Firm	*	*

23.2	Consent of Independent Auditors

31.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Unaudited financial statements of KoBrite Corp. for the year ended December 31, 2008 and 2007

99.2	Audited Financial Statements of KoBrite Corp. and subsidiary for year ended December 31, 2006

*	Management contract or compensatory plan required to be filed as an Exhibit to Form 10-K.
**	Filed as an exhibit to Form 10-K on March 10, 2009
(1)	Filed as an exhibit to Registration Statement on Form S-1, File No. 33-45853, and incorporated herein by reference.
(2)	Filed as an exhibit to Registration Statement on Form S-1, File No. 33-57450, and incorporated herein by reference.
(3)	Filed as an exhibit to Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference.
(4)	Filed as an exhibit to Annual Report on Form 10-Q for the quarterly period ended June 27, 1998 and incorporated herein by reference.

(5)	Filed as an exhibit to Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2000 and incorporated herein by reference.
(6)	Filed as an exhibit to Registration Statement on Form S-8, filed on November 13, 2001 and incorporated herein by reference.
(7)	Filed as an appendix to Proxy Statement filed on April 20, 2001 and incorporated herein by reference.
(8)	Filed as an exhibit to Annual Report on Form 8-K filed on December 12, 2008 and incorporated herein by reference.
(9)	Filed as an exhibit to Registration Statement on Form S-8 filed on August 16, 2002 and incorporated herein by reference.
(10)	Filed as an exhibit to Registration Statement on Form S-8 filed on March 15, 2004 and incorporated herein by reference.
(11)	Filed as an exhibit to Registration Statement on Form S-8 filed on May 10, 2004 and incorporated herein by reference.
(12)	Filed as an exhibit to Annual Report on Form 10-K for the fiscal year ended December 25, 2004 and incorporated herein by reference.
(13)	Filed as an exhibit to Registration Statement on Form S-8 filed on April 15, 2008 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 27, 2009

KOPIN CORPORATION

By:	/S/ JOHN C.C. FAN
John C.C. Fan Chairman of the Board, Chief Executive Officer, President and Director

5