Form 10-Q
period 2009-06-27
KOPIN CORP
filed 2009-08-06
CIK 771266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 27, 2009

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 25, 2009
Common Stock, par value $.01	66,214,421

Kopin Corporation

Part 1: FINANCIAL INFORMATION

Item 1:	Condensed Consolidated Financial Statements

KOPIN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 27, 2009	December 27, 2008
ASSETS
Current assets:
Cash and equivalents	$55,848,215	$57,949,449
Marketable securities, at fair value	49,952,188	42,066,542
Accounts receivable, net of allowance of $904,000 and $664,000 in 2009 and 2008, respectively	12,237,574	14,394,306
Accounts receivable from unconsolidated affiliates, net of allowance of $291,000 and $507,000 in 2009 and 2008, respectively	1,871,618	2,814,447
Unbilled receivables	1,833,417	2,395,963
Inventory	12,754,260	13,269,486
Prepaid expenses and other current assets	2,645,826	1,366,968

Total current assets	137,143,098	134,257,161
Property, plant and equipment	16,935,743	19,359,874
Other assets	6,510,908	6,060,460

Total assets	$160,589,749	$159,677,495

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,765,111	$7,744,005
Accounts payable to unconsolidated affiliates	990,664	992,990
Accrued payroll and expenses	1,875,675	2,304,210
Accrued warranty	1,600,000	1,250,000
Billings in excess of revenue earned	3,017,030	3,127,923
Other accrued liabilities and professional fees	1,979,751	1,996,947

Total current liabilities	16,228,231	17,416,075
Asset retirement obligations	885,049	866,965
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $.01 per share: authorized, 3,000 shares; none issued	—	—
Common stock, par value $.01 per share: authorized, 120,000,000 shares; issued 73,932,031 shares in 2009 and 73,147,743 shares in 2008; outstanding 66,193,424 in 2009 and 68,257,748 in 2008	718,552	718,732
Additional paid-in capital	310,915,985	310,241,805
Treasury stock (5,661,879 and 3,615,480 shares in 2009 and 2008, respectively, at cost)	(19,852,316)	(14,552,865)
Accumulated other comprehensive income (loss)	(775,727)	(168,303)
Accumulated deficit	(150,387,311)	(157,757,433)

Total Kopin Corporation stockholders’ equity	140,619,183	138,481,936
Noncontrolling interest	2,857,286	2,912,519

Total stockholders’ equity	143,476,469	141,394,455

Total liabilities and stockholders’ equity	$160,589,749	$159,677,495

See notes to condensed consolidated financial statements

KOPIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Revenues:
Net product revenues	$26,152,447	$24,151,350	$46,739,358	$51,167,231
Research and development revenues	2,076,844	1,688,119	2,965,633	3,837,410

	28,229,291	25,839,469	49,704,991	55,004,641

Expenses:
Cost of product revenues	19,433,214	18,675,332	34,043,495	39,007,603
Research and development	3,786,041	3,753,104	6,937,439	8,786,478
Selling, general, and administration	2,557,539	5,054,701	7,010,432	8,897,979

	25,776,794	27,483,137	47,991,366	56,692,060

Income (loss) from operations	2,452,497	(1,643,668)	1,713,625	(1,687,419)
Other income and expense:
Interest income	643,257	774,642	1,264,802	1,759,757
Other income and expense	110,657	83,012	210,190	74,730
Foreign currency (losses) gains	(731,449)	369,728	132,583	775,460
Gain on sale of patents	1,515,051	—	4,112,785	—
Other-than-temporary impairment on marketable debt securities	—	—	(926,630)	—
Impairment on Kenet	—	(700,000)	—	(700,000)

	1,537,516	527,382	4,793,730	1,909,947

Income (loss) before provision for income taxes, equity loss in unconsolidated affiliate and net loss (income) of noncontrolling interest	3,990,013	(1,116,286)	6,507,355	222,528
Tax provision	(367,000)	(208,000)	(636,000)	(419,000)

Income (loss) before equity loss in unconsolidated affiliate and net loss (income) of noncontrolling interest	3,623,013	(1,324,286)	5,871,355	(196,472)
Equity loss in unconsolidated affiliate	(142,016)	(142,040)	(290,658)	(165,901)

Net income (loss)	3,480,997	(1,466,326)	5,580,697	(362,373)
Net loss (income) attributable to the noncontrolling interest	199,842	(207,927)	15,713	(361,645)

Net income (loss) attributable to the controlling interest	3,680,839	(1,674,253)	5,596,410	(724,018)

Net income (loss) per share
Basic	$0.06	$(0.02)	$0.08	$(0.01)

Diluted	$0.05	$(0.02)	$0.08	$(0.01)

Weighted average number of common shares
Basic	66,704,092	67,731,514	67,428,519	67,736,736
Diluted	67,549,673	67,731,514	68,037,103	67,736,736

See notes to condensed consolidated financial statements

KOPIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Net income (loss)	$3,480,997	$(1,466,326)	$5,580,697	$(362,373)
Foreign currency translation gain (loss)	1,458,565	(612,866)	(181,280)	(2,204,644)
Unrealized holding gain on marketable securities	1,676,144	429,349	1,286,937	101,191
Reclassifications of gains in net income (loss)	(157,133)	(20,704)	(227,242)	(3,066)

Comprehensive income (loss)	$6,458,573	$(1,670,547)	$6,459,112	$(2,468,892)

Comprehensive (loss) income attributable to the noncontrolling interest	(118,125)	(74,322)	55,232	118,967

Comprehensive income (loss) attributable to Kopin Corporation	$6,340,448	$(1,744,869)	$6,514,344	$(2,349,925)

See notes to condensed consolidated financial statements

KOPIN CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accum Other Comprehensive Income(loss)	Accumulated Deficit	Total Kopin Corporation Stockholders’ Equity	Noncontrolling interest	Total Stockholders’ Equity
	Shares	Amount
Balance December 29, 2007	71,357,464	$713,574	$307,900,357	$(14,552,865)	$3,767,256	$(160,343,913)	$137,484,409	$3,549,369	$141,033,778
Stock based compensation expense	—	—	1,177,148	—	—	—	1,177,148	—	1,177,148
Vesting of restricted stock	2,500	25	(25)	—	—	—	—	—	—
Net unrealized holding gain on marketable securities	—	—	—	—	98,124	—	98,124	—	98,124
Foreign currency translation adjustments	—	—	—	—	(1,724,032)	—	(1,724,032)	(480,612)	(2,204,644)
Restricted stock for tax withholding obligations	(12,943)	(129)	(35,205)	—	—	—	(35,334)	—	(35,334)
Net income	—	—	—	—	—	(724,018)	(724,018)	361,645	(362,373)

Balance June 28, 2008	71,347,021	$713,470	$309,042,275	$(14,552,865)	$2,141,348	$(161,067,931)	$136,276,297	$3,430,402	$139,706,699

Balance December 27, 2008	71,873,228	$718,732	$310,241,805	$(14,552,865)	$(168,303)	$(157,757,433)	$138,481,936	$2,912,519	$141,394,455
Exercise of stock options	2,625	26	9,818	—	—	—	9,844	—	9,844
Vesting of restricted stock	33,000	330	(330)	—	—	—	—	—	—
Stock based compensation expense	—	—	757,249	—	—	—	757,249	—	757,249
Net unrealized holding gain on marketable securities	—	—	—	—	1,059,693	—	1,059,693	—	1,059,693
Foreign currency translation adjustments	—	—	—	—	(141,760)	—	(141,760)	(39,520)	(181,280)
Cumulative effect adjustment as of March 29, 2009 related to non credit-related losses on investments recorded in operations	—	—	—	—	(1,773,712)	1,773,712	—	—	—
Accretion of securities with non credit-related impairment losses, not expected to be sold	—	—	—	—	248,355	—	248,355	—	248,355

Restricted stock for tax withholding obligations	(53,550)	(536)	(92,557)	—	—	—	(93,093)	—	(93,093)
Treasury stock purchase	—	—	—	(5,299,451)	—	—	(5,299,451)	—	(5,299,451)
Net income	—	—	—	—	—	5,596,410	5,596,410	(15,713)	5,580,697

Balance June 27, 2009	71,855,303	$718,552	$310,915,985	$(19,852,316)	$(775,727)	$(150,387,311)	$140,619,183	$2,857,286	$143,476,469

See notes to condensed consolidated financial statements.

KOPIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 27, 2009	June 28, 2008
Cash flows from operating activities:
Net income (loss)	$5,580,697	$(362,373)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	3,011,561	2,757,034
Amortization of premium on marketable debt securities	154,078	109,475
Stock-based compensation	757,249	1,177,148
Equity loss in unconsolidated affiliate	290,658	165,901
Impairment on marketable debt securities	926,630	—
Impairment on Kenet	—	700,000
Foreign currency gains	(132,583)	(775,460)
Change in allowance for bad debt	24,519	615,732
Change in warranty reserves	350,000	—
Change in inventory reserves	553,429	103,531
Changes in assets and liabilities:
Accounts receivable	3,541,771	(9,985,878)
Inventory	(66,886)	(532,027)
Prepaid expenses and other current assets	(1,279,025)	(73,854)
Accounts payable and accrued expenses	(1,403,051)	(3,715,130)
Billings in excess of revenue earned	(110,893)	2,426,527

Net cash provided by (used) in operating activities	12,198,154	(7,389,374)

Cash flows from investing activities:
Proceeds from sale of marketable securities	21,523,154	29,275,695
Purchase of marketable securities	(29,910,068)	(16,251,847)
Notes receivable from unconsolidated affiliate	—	(1,000,000)
Other assets	(13,181)	(30,500)
Capital expenditures	(542,483)	(2,265,293)

Net cash (used in) provided by investing activities	(8,942,578)	9,728,055

Cash flows from financing activities:
Treasury stock purchases	(5,299,451)	—
Settlements of restricted stock for tax withholding obligations	(93,093)	—
Proceeds from exercise of stock options	9,844	—

Net cash used in financing activities	(5,382,700)	—

Effect of exchange rate changes on cash	25,890	(595,261)

Net (decrease) increase in cash and equivalents	(2,101,234)	1,743,420
Cash and equivalents:
Beginning of period	57,949,449	30,748,060

End of period	$55,848,215	$32,491,480

Supplemental disclosure of cash flow information:
Income taxes paid	$412,000	$148,000

Supplemental schedule of noncash investing activities:
Construction in progress included in accrued expenses	$—	$580,000

See notes to condensed consolidated financial statements

KOPIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The condensed consolidated financial statements for the three and six months ended June 27, 2009 and June 28, 2008 are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. Kopin evaluates all events or transactions that occur after the balance sheet date through the date of issuance of its financial statements. For the period ending June 27, 2009, subsequent events were evaluated through August 5, 2009.

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

In the first quarter of fiscal year 2009, the Company adopted Statement of Financial Accounting Standard No. 160 “Noncontrolling Interests in Consolidated Financial Statements – an amendment to ARB No. 51” (SFAS 160). This Statement requires, among other things, expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary. As a result of the adoption of SFAS 160 certain reclassifications have been made to the balance sheet as of December 27, 2008 and to the statement of operations for the three and six months ended June 28, 2008 to conform to the current presentation.

2. CASH AND EQUIVALENTS AND MARKETABLE SECURITIES

The Company considers all highly liquid, short-term debt instruments with original maturities of three months or less to be cash equivalents.

Marketable debt securities consist primarily of commercial paper, medium-term corporate notes, and United States government and agency backed securities. The Company classifies marketable debt securities included in “Marketable Securities” and the investments in Micrel and Advanced Wireless Semiconductor in “Other Assets” as available-for-sale and accordingly carries them at fair value, with the associated unrealized gain/loss classified in accumulated other comprehensive income (loss). Unrealized losses resulting from a decline in the credit worthiness of the issuer that are considered other than temporary are recorded directly to the consolidated statement of operations. The net unrealized holding gains (losses) recorded in accumulated other comprehensive loss, for available-for-sale marketable debt securities at June 27, 2009 and December 27, 2008, were $1,175,516 and $558,381, respectively. The Company records the amortization of premium and accretion of discounts on marketable debt securities in the results of operations.

Investments in available-for-sale marketable debt securities are as follows at June 27, 2009 and December 27, 2008:

	Amortized Cost		Unrealized Gains		Unrealized Losses		Fair Value
	2009	2008	2009	2008	2009	2008	2009	2008
U.S. government and agency backed securities	$22,234,022	$25,353,439	$101,692	$533,923	$(19,262)	$—	$22,316,452	$25,887,362
Corporate debt	26,542,650	16,154,722	1,093,086	24,458	—	—	27,635,736	16,179,180

Total	$48,776,672	$41,508,161	$1,194,778	$558,381	$(19,262)	$—	$49,952,188	$42,066,542

The Company conducts a formal review of its marketable debt securities on a quarterly basis for the presence of other-than-temporary impairment (OTTI). Included in Other Income and Expense is an impairment charge on investments in corporate debt instruments of $0.9 million for the six months ended June 27, 2009

For the second quarter of 2009, the Company adopted FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, issued by the FASB on April 9, 2009. The Company assesses whether OTTI is present when the fair value of a debt security is less than its amortized cost basis at the balance sheet date. Under these circumstances as required by this FSP, OTTI is considered to have occurred (1) if the Company intends to sell the security; (2) if it is “more likely than not” the Company will be required to sell the security before recovery of its amortized cost basis; or (3) the present value of expected cash flows is not sufficient to recover the entire amortized cost basis.

The FSP further requires the Company to estimate the amount of OTTI resulting from a decline in the credit worthiness of the issuer (credit-related OTTI) and the amount of non credit-related OTTI. Noncredit-related OTTI can be caused by such factors as market illiquidity. Credit-related OTTI is recognized in earnings while noncredit-related OTTI on securities not expected to be sold is recognized in other comprehensive income (OCI). In accordance with the new guidance the Company reclassified $1.8 million of non credit-related OTTI recognized in its earnings prior to March 29, 2009 from retained earnings to accumulated OCI as a cumulative effect adjustment.

The contractual maturity of the Company’s marketable debt securities is as follows at June 27, 2009:

	Less than One year	One to Five years	Greater than Five years	Total
U.S. government and agency backed securities	$3,536,870	$18,779,582	$—	$22,316,452
Corporate debt	1,088,512	16,616,364	9,930,860	27,635,736

Total	$4,625,382	$35,395,946	$9,930,860	$49,952,188

The Company uses the specific identification method as a basis for determining cost and calculating realized gains and losses. The gross gains and losses realized related to sales and maturities of marketable debt securities were not material during the six months ended June 27, 2009 and the year ended December 27, 2008.

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

		Fair Value Measurement at June 27, 2009 Using:
		Level 1	Level 2	Level 3
U.S. Government Securities	$22,316,452	$22,316,452	$—	$—
Corporate Debt	27,387,381	—	27,387,381	—
Micrel, Inc.	1,517,426	1,517,426	—	—
Advanced Wireless Semiconductor	1,450,664	1,450,664

	$52,671,923	$25,284,542	$27,387,381	$—

4. INVENTORY

Inventory is stated at the lower of cost (determined on the first-in, first-out or specific identification method) or market and consists of the following at June 27, 2009 and December 27, 2008:

	June 27, 2009	December 27, 2008
Raw materials	$5,123,268	$7,679,199
Work-in-process	3,335,679	2,505,113
Finished goods	4,295,313	3,085,174

	$12,754,260	$13,269,486

Inventory on consignment at customer locations was $3.1 million and $2.3 million at June 27, 2009 and December 27, 2008, respectively.

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

Weighted average common shares outstanding used to calculate earnings per share are as follows:

	Three Months Ended		Six Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Weighted average common shares outstanding—basic	66,704,092	67,731,514	67,428,519	67,736,736
Stock options and nonvested restricted common stock	845,581	—	608,584	—

Weighted average common shares outstanding—diluted	67,549,673	67,731,514	68,037,103	67,736,736

The following were not included in weighted average common shares outstanding-diluted because they are anti-dilutive.

	June 27, 2009	June 28, 2008
Nonvested restricted common stock	246,524	1,969,265
Stock options	5,409,645	6,308,026

Total	5,656,169	8,277,291

6. STOCK BASED COMPENSATION

The fair value of stock option awards is estimated on the date of grant using the Black-Scholes-Merton option-pricing model. There were no stock options granted in fiscal years 2009, 2008 and 2007. The fair value of nonvested restricted common stock awards is generally the market value of the Company’s equity shares on the date of grant. The nonvested common stock awards require the employee to fulfill certain obligations, including remaining employed by the Company for one, two or four years (the vesting period) and in certain cases meeting performance criteria. The performance criteria primarily consist of the achievement of the Company’s annual incentive plan goals. For nonvested restricted common stock awards which solely require the recipient to remain employed with the Company, the stock compensation expense is amortized over the anticipated service period. For nonvested restricted common stock awards which require the achievement of performance criteria, the Company reviews the probability of achieving the performance goals on a periodic basis. If the Company determines that it is probable that the performance criteria will be achieved, the amount of compensation cost derived for the performance goal is amortized over the service period. If the performance criteria are not met, no compensation cost is recognized and any recognized compensation cost is reversed. The Company recognizes compensation costs on a straight-line basis over the requisite service period for time vested awards. For awards that vest based on performance conditions, the Company uses the accelerated model for graded vesting awards.

A summary of award activity under the stock option plans as of June 27, 2009 and changes during the six month period is as follows. All options were vested as of June 27, 2009.

	Six Months Ended June 27, 2009
	Shares	Weighted Average Exercise Price
Balance, December 27, 2008	5,825,532	$11.68
Options granted	—	—
Options forfeited/cancelled	(405,762)	9.26
Options exercised	(2,625)	3.75

Balance, June 27, 2009	5,417,145	$11.87

Exercisable, June 27, 2009	5,417,145

The following table summarizes information about stock options outstanding and exercisable at June 27, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.01—$ 3.55	132,500	6.98	$3.42	132,500	$3.42
$ 3.75—$ 4.97	1,175,680	4.42	4.43	1,175,680	4.43
$ 5.00—$ 9.95	1,154,251	4.11	6.08	1,154,251	6.08
$10.00—$13.00	1,391,970	2.33	11.34	1,391,970	11.34
$14.31—$44.88	1,562,744	1.64	22.91	1,562,744	22.91

	5,417,145	3.08	$11.87	5,417,145	$11.87

Aggregate intrinsic value on June 27, 2009	$94,390			$94,390

NonVested Restricted Common Stock

A summary of the activity for nonvested restricted common stock awards as of June 27, 2009 and changes during the six months then ended is presented below:

	Shares	Weighted Average Grant Fair Value
Balance December 27, 2008	1,274,515	$2.65
Granted	861,726	2.46
Forfeited	(26,513)	2.67
Vested	(33,000)	3.00

Balance June 27, 2009	2,076,728	$2.56

Stock-Based Compensation

The following table summarizes stock-based compensation expense related to employee stock options and nonvested restricted common stock awards under SFAS123R for the six months ended June 27, 2009 and June 28, 2008 (no tax benefits were recognized):

	Six Months Ended
	June 27, 2009	June 28, 2008
Cost of product revenues	$203,000	$302,000
Research and development	103,000	172,000
Selling, general and administrative	451,000	703,000

Total	$757,000	$1,177,000

The total unrecognized compensation cost related to nonvested restricted common stock awards is expected to be recognized over a weighted average period of 3 years. The total unrecognized compensation cost at June 27, 2009 is $3.9 million.

7. OTHER ASSETS AND AMOUNTS DUE TO / FROM AFFILIATES

Marketable Equity Security

As of June 27, 2009, the Company held approximately 200,000 shares of Micrel Semiconductor, Inc. common stock as available-for-sale with a fair market value of $1.5 million and an adjusted cost basis of approximately $1.5 million.

At June 27, 2009 the Company had an investment in Advance Wireless Semiconductor Company (AWSC), with a fair market value of $1.4 million and an adjusted cost basis of $0.8 million. On June 1, 2009, AWSC completed an initial public offering on a Taiwanese stock market. This investment is now classified as an available for sale marketable security and its fair market value is determined by reference to quoted market prices. One of the Company’s Directors is a director of AWSC and several directors and officers own amounts ranging from 0.1% to 0.5% of the outstanding stock of AWSC.

Non-Marketable Securities—Equity Method Investments

Equity loss in unconsolidated affiliate consisted of the following:

	Six Months Ended
	June 27, 2009	June 28, 2008
KoBrite	($291,000)	($166,000)

The Company accounts for its interest in KoBrite using the equity method and at June 27, 2009 the carrying value of the investment was $3.3 million. During the six months ended June 27, 2009, KoBrite sold common stock to an investor in KoBrite, which resulted in the Company’s ownership of KoBrite declining to approximately 19% at June 27, 2009, from approximately 28% at December 27, 2008. One of the Company’s Directors, who is also the chairman of Kopin Taiwan Corporation (KTC), is also a member of the Board of Directors of Bright LED, one of the principle investors of KoBrite.

At June 27, 2009, the Company had an approximate 40% interest in KTC, which is accounted for using the equity method and had a carrying value of $0. The Company has manufactured products for KTC to sell to its customers and sells raw substrates to KTC. Also, KTC manufactures products for the Company to sell to its customers. As a result of the transactions between Kopin and KTC, each party normally has accounts receivable and accounts payable from and to the other party. Due to liquidity issues at KTC, the Company recorded an allowance for doubtful account if the Company’s receivable from KTC exceeded the Company’s payable to KTC. In the three and six months ended June 27, 2009 the Company reduced the allowance for doubtful accounts by $0.7 and $0.2 million, respectively, because the net difference between the amounts the Company was owed from KTC for trade accounts receivables and the amounts the Company owed KTC for trade accounts payables declined.

Subsequent to June 27, 2009 the Company entered into agreements to increase its investment in KTC from approximately 40% to approximately 80% for $6.2 million. The proposed increase in the Company’s ownership is through two transactions. In the first, the Company will buy newly issued shares from KTC for $5.9 million. In the second transaction the Company will purchase the shares of KTC currently owned by Microelectronic Technology Inc. (MTI) for $0.3 million. The completion of this transaction is subject to Taiwanese government approvals. Upon approval by the Taiwanese government, the Company will consolidate KTC’s financial statements with its own financial statements.

One of the Company’s Directors is chairman of KTC and owns approximately 1% of the outstanding common stock of KTC. This director is also an employee and stock holder of MTI.

Summarized financial information for KTC for the three and six month periods ended June 30, 2009 and KoBrite for the three and six month periods ended March 31, 2009 is as follows:

	Three Months Ended		Six Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Revenue	$3,352,000	$3,578,000	$5,152,000	$6,945,000

Gross margin	(310,000)	(475,000)	(537,000)	(502,000)

Loss from operations	(1,015,000)	(1,508,000)	(2,126,000)	(1,881,000)
Net loss	$(915,000)	$(1,429,000)	$(2,119,000)	$(2,030,000)

Amounts Due from and Due to Affiliates

Related party receivables at June 27, 2009 and December 27, 2008 approximate the following amounts:

	June 27, 2009	December 27, 2008
Advanced Wireless Semiconductor	$881,000	$1,821,000
KTC	991,000	993,000

Accounts receivable from unconsolidated affiliates	$1,872,000	$2,814,000

Related party payables at June 27, 2009 and December 27, 2008 approximate the following amounts:

	June 27, 2009	December 27, 2008
KTC	$991,000	$993,000

Accounts payable to unconsolidated affiliate	$991,000	$993,000

Certain officers and directors have invested in some of the Company’s investee companies, including Micrel. The Company has a loan to a non-officer employee for approximately $146,000 at June 27, 2009, which is due in 2009.

In fiscal year 2008 the Company entered into an agreement wherein it agreed to sell certain of its patents that it was no longer using to a party who would attempt to sub-license the patents. Under the terms of the agreement the amount the Company would receive for the sale of the patents was a percentage of any license fees, after expenses, from the sublicense. In the three and six months ended June 27, 2009, the Company recorded $1.5 million and $4.1 million, respectively, of license fees from the sale of these patents.

8. ACCRUED WARRANTY

The Company warrants its products against defect for 12 months. A provision for estimated future costs and estimated returns for credit relating to warranty is recorded in the period when product is shipped and revenue recognized, and is updated as additional information becomes available. The Company’s estimate of future costs to satisfy warranty obligations is based primarily on historical warranty expense experienced and a provision for potential future product failures. Changes in the accrued warranty for the six month periods ended June 27, 2009 and June 28, 2008 are as follows:

	Six Months Ended
	June 27, 2009	June 28, 2008
Beginning Balance	$1,250,000	$1,030,000
Additions	1,266,000	763,000
Claim and reversals	(916,000)	(763,000)

Ending Balance	$1,600,000	$1,030,000

9. INCOME TAXES

As of June 27, 2009, the Company has available for tax purposes federal net operating loss carryforwards (NOL) of $37.8 million expiring through 2029. The Company also has a state NOL of $27.2 million. As a result of recent tax legislation changes, the availability of the state NOL may be limited in future periods. The Company has not historically recorded, nor does it intend to record the tax benefits from stock awards until realized. Unrecorded benefits from stock awards approximated $14.6 million at each of the years ended 2008 and 2007. The Company has recognized a full valuation allowance on its net deferred tax assets due to the uncertainty of realization of such assets.

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

The Company has two operating and reportable segments, Kopin US, which includes the operations in the United States and the Company’s equity method investments, and Kowon. The following table presents the Company’s reportable segment results for the three and six month periods ended June 27, 2009 and June 28, 2008:

	Kopin U.S.	Kowon	Adjustments	Total
Three Months Ended
June 27, 2009
Revenues	$28,229,000	$1,803,000	$(1,803,000)	$28,229,000
Net income (loss) attributable to the controlling interest	4,374,000	(893,000)	200,000	3,681,000

June 28, 2008
Revenues	$23,891,000	$4,822,000	$(2,873,000)	$25,840,000
Net (loss) income attributable to the controlling interest	(2,186,000)	720,000	(208,000)	(1,674,000)

Six Months Ended
June 27, 2009
Revenues	$49,528,000	$3,887,000	$(3,710,000)	$49,705,000
Net income (loss) attributable to the controlling interest	5,606,000	(25,000)	15,000	5,596,000
Total assets	147,414,000	18,760,000	(5,584,000)	160,590,000
Long lived assets	14,221,000	2,718,000	(3,000)	16,936,000

June 28, 2008
Revenues	$52,237,000	$11,339,000	$(8,571,000)	$55,005,000
Net (loss) income attributable to the controlling interest	(1,811,000)	1,448,000	(361,000)	(724,000)
Total assets	139,000,000	21,793,000	(2,806,000)	157,987,000
Long lived assets	18,187,000	3,481,000	(3,000)	21,665,000

The adjustments to reconcile to the consolidated financial statement total revenue, net income and long lived assets include the elimination of intercompany sales, noncontrolling interest in income of subsidiary and elimination of intercompany receivables.

During the three and six month periods ended June 27, 2009 and June 28, 2008, the Company derived its sales from the following geographies (as a percentage of net sales):

	Three Months Ended		Six Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Asia-Pacific	13%	35%	14%	34%
Americas	87%	65%	86%	66%

Total Revenues	100%	100%	100%	100%

During the three and six month periods ended June 27, 2009 and June 28, 2008, revenues by product group consisted of approximately the following:

	Three Months Ended		Six Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Display	17,859,000	13,625,000	32,471,000	30,705,000
III-V	10,370,000	12,214,000	17,234,000	24,300,000

Total Revenues	28,229,000	25,839,000	49,705,000	55,005,000

11. LITIGATION

The Company is engaged in legal proceedings arising in the ordinary course of business. Management believes the ultimate outcome of these proceedings will not have a material adverse impact on the Company’s consolidated financial position, results of operations or cash flows.

The Company has received a complaint from a customer who has made certain claims, including the claim that the Company violated an agreement which gave them an exclusivity to sell a product in a specific territory. They are seeking approximately $2.7 million Euros as compensation for expenses and damages. The Company does not believe the claim has merit and will vigorously defend against it.

12. ACCOUNTING PRONOUNCEMENTS TO BE ADOPTED

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (SFAS 166). The provisions of SFAS 166, in part, amend the derecognition guidance in FASB Statement No. 140, eliminate the exemption from consolidation for qualifying special-purpose entities and require additional disclosures. SFAS 166 is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009. The Company does not expect the provisions of SFAS 166 to have a material effect on the consolidated financial position, results of operations or cash flows of the Company.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R) (SFAS 167). SFAS 167 amends the consolidation guidance applicable to variable interest entities. The provisions of SFAS 167 significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R). SFAS 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009. SFAS 167 will be effective for the Company beginning in 2010. The Company does not expect the provisions of SFAS 167 to have a material effect on the consolidated financial position, results of operations or cash flows of the Company.

In June 2009, the FASB issued SFAS No. 168, “the FASB Accounting Standards Codification (the “Codification”) (SFAS 168). SFAS 168 will become the single official source of authoritative GAAP (other than guidance issued by the SEC) for all non-governmental entities. The Codification, which changes the referencing of financial standards, supersedes current authoritative guidance and is effective for interim or annual financial periods ending after September 15, 2009. The Codification is not intended to change or alter existing GAAP and it is not expected to result in a change in accounting practice for the Company.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995, including, without limitation, statements made relating to our belief that we are a leading developer and manufacturer of advanced semiconductor materials and miniature displays, our belief that our products enable our customers to develop and market an improved generation of products; our belief that the decline in demand from our customers for use in wireless headset applications was a result of both lower demand and customers reducing inventory; our belief that customers’ reduction in inventory levels was in reaction to their expectation of lower demand in 2009; our belief that lower demand for our eyewear products is a result of the current depressed global economy and an inability by our customers to obtain financing; our expectation that sales for our display products for military applications will increase during the remainder of 2009; our expectation that total revenues for the year ended December 26, 2009 will be between $90 million and $110 million; our expectation that military revenues will increase in fiscal year 2009 compared to fiscal year 2008; our expectation that sales of our CyberDisplay products for digital still camera and camcorder applications will decline significantly in fiscal year 2009 compared to fiscal year 2008; our expectation that the average sales price of our III-V products will decline approximately 10% for the remainder of 2009; our belief that we have opportunities to increase III-V sales with certain customers in the second half of 2009; our expectation that Kowon’s revenues to us and to Samsung will decline in fiscal year 2009 compared to fiscal year 2008 levels; our expectation that our largest HBT customer will migrate to six inch GaAs wafers in fiscal year 2009; our belief that our revenues could decline significantly if we are not able to get reactors qualified or can not manufacturer the required quantity on six inch GaAs wafers; our expectation that revenue from display products in fiscal year 2009 will decline compared to fiscal year 2008; our expectation that Kowon may have a loss from operations in 2009; our expectation that we may have to record an impairment charge on Kowon’s long lived assets if sales of our display products for consumer electronic applications do not increase; our belief that one of the benefits of our display technology is the ability to produce high resolution display in small form factors; our expectation that in order to generate display revenues with above average gross margins, we will need to increase sales to customers who buy our higher resolution display products; our expectation that we have enough cash resources to support our operations and capital needs for at least the next twelve months; our expectation that we will spend between $4.0 and $8.0 million on capital expenditures over the next twelve months; our expectation that our third quarter will be our strongest sales quarter for displays to customers who use them in consumer electronic products, followed by our second quarter then our fourth quarter and our first quarter; our expectation that we will sell more display products for military applications which we would not expect to have historical sales trends; our expectation that changes in near-term interest rates will not be material to our cash flows or income; our expectation that market risk associated with our international operations is unlikely to have a material adverse effect on our business, financial condition or results of operation. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industries in which we operate, management’s beliefs, and assumptions made by management. In addition, other written or oral statements, which constitute forward-looking statements, may be made by or on behalf of us. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “could”, “seeks”, “estimates”, and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements, whether as a result of new information, future events or otherwise. Factors that could cause or contribute to such differences in outcomes and results include, but are not limited to, those set forth in our other periodic filings filed with the Securities and Exchange Commission, including our Form 10-K for the fiscal year ended December 27, 2008.

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

We have two principal sources of revenues: product revenues and research and development revenues. Product revenues consist of sales of our CyberDisplay products and our III-V products, principally gallium arsenide (GaAs) HBT transistor wafers. Research and development revenues consist primarily of development contracts with agencies of the U.S. government. For the three and six months ended June 27, 2009, research and development revenues were $2.1 million and $3.0 million respectively. This contrasted with $1.7 million and $3.8 million for the corresponding periods in 2008.

Results of Operations

The three and six month periods ended June 27, 2009 and June 28, 2008 are referred to as 2009 and 2008, respectively. The year ended periods December 26, 2009, December 27, 2008 and December 29, 2007 are referred to as fiscal year 2009, fiscal year 2008 and fiscal year 2007, respectively.

Revenues. For the three and six month periods ended June 27, 2009 and June 28, 2008, our revenues, which include product sales and amounts earned from research and development contracts, were as follows (in millions):

	Three Months Ended		Six Months Ended
Revenues (in millions ):	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Cyber Display	$17.9	$13.6	$32.5	$30.7
III-V	10.3	12.2	17.2	24.3

Total revenues	$28.2	$25.8	$49.7	$55.0

The decrease in our III-V revenues resulted from a decrease in unit demand for our HBT transistor wafers from customers that use them in wireless handset applications and price declines of our HBT products. We believe the decline in demand from our customers for use in wireless handset applications was a result of both lower current demand for wireless handsets and our customers reducing their inventories of our products. We believe the reduction of inventory levels was in reaction to their expectation of lower demand in 2009 for wireless handsets as compared to the same period last year. The increase in display revenues in 2009 compared to 2008 resulted primarily from an increase in sales of our CyberDisplay products to customers that use them for military applications partially offset by a decline in sales of our displays for consumer electronic and eyewear applications. The decline in sales of displays for consumer electronic applications was primarily as a result of our strategy to withdraw from offering our display products for use in lower margin products, particularly low and mid-range digital still cameras. The decline in sales of our display products for eyewear applications is a result of both lower demand, attributable to the current depressed global economic situation and, according to our customers, the current inability of our eyewear product customers to finance their working capital needs. Our increase in profitability is primarily the result of the increase in sales of our displays for military applications. We expect sales of our display products for military applications to increase during the remainder of 2009. During the second quarter of 2009, a significant portion of our display sales for military applications was to a customer who is in the process of qualifying their product with the U.S. government. If this customer is unable to get their product qualified or any of our other customers loose qualified status with the U.S. government, our revenues may decline and we may not be profitable. Display revenues for consumer and military applications for 2009 and 2008 were as follows:

	Three Months Ended		Six Months Ended
Display Revenues by Category (in millions )	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Consumer Electronic Applications	$2.1	$3.8	$4.3	$10.1
Military Application	13.7	6.7	25.0	14.0
Eyewear Application	0.3	1.6	0.7	3.2
Research & Development	1.8	1.5	2.5	3.4

Total	$17.9	$13.6	$32.5	$30.7

Revenues of our Korean subsidiary, Kowon, are included in CyberDisplay revenues and sales are primarily to us and Samsung Electronics for camcorder applications. Kowon’s revenues decreased as a result of lower demand from us due to lower sales of displays to customers that use them for digital still camera applications and a decline in demand from Samsung for displays for camcorder applications. Kowon’s ability to increase sales is dependent on products which are currently in development and their ability to obtain qualification of these new products with their customers. Total revenues by segment for 2009 and 2008 were as follows:

	Three Months Ended				Six Months Ended
Revenues by Segment (in millions )	June 27, 2009		June 28, 2008		June 27, 2009		June 28, 2008
Kopin U.S. revenues		$28.2		$23.9		$49.5		$52.2
Kowon revenues to other customers
Kowon revenues	$1.8		$4.8		$3.9		$11.4
Kowon sales to Kopin	(1.8)	—	(2.9)	1.9	(3.7)	0.2	(8.6)	2.8

Total Revenues		$28.2		$25.8		$49.7		$55.0

For the year ending December 26, 2009 we expect total revenues to be in the range of $90 million to $110 million. We expect military revenues to increase in fiscal year 2009 as compared to fiscal year 2008. We have been reducing our emphasis on sales of our display products for digital still camera and camcorder applications because of the low gross profit margins from these sales, and, as a result of this strategy and the impact on sales of consumer electronic products from the global economic downturn, we expect sales of our CyberDisplay products for digital still camera and camcorder applications to decline significantly in fiscal year 2009 as compared to fiscal year 2008 levels. Therefore, in order to increase display product revenues in fiscal year 2009 over fiscal year 2008, the increase in revenues from the sale of military products must exceed the decline in sales of our displays for consumer electronic applications. For our III-V products we anticipate that our average sales price will decline approximately 10% for the remainder of 2009. We believe we have opportunities with certain customers who purchase our III-V products to increase our share of these customer’s purchases of III-V products in the second half of 2009. Accordingly, sales of our III-V products for 2009 will be dependent on our ability to increase sales of our products to certain customers to offset the impact of the decline in the average sales price of our III-V products and the overall industry expected decline in sales of wireless handset in 2009. As a result of the decline in sales of our display products for consumer electronic applications, we expect Kowon’s revenues to us and to Samsung to decline in fiscal year 2009 as compared to fiscal year 2008 levels. However, as a result of the historic declines in the United Stated and global economies, our ability to forecast is very limited. These forecasts are based on our discussions with customers and our expectations about the future global economy and are not based on firm non-cancellable orders.

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

The back-end packaging manufacturing process of our displays which are sold for consumer applications is performed at Kowon. As discussed above, we expect sales of our display products in fiscal 2009 to decline as compared to fiscal year 2008 levels. Kowon had net income of $3.2 million and $1.5 million before intercompany eliminations for fiscal year 2008 and fiscal year 2007, respectively. We anticipate that sales of our display products for use in consumer electronic applications may decline such that Kowon may have a loss from operations in 2009. If sales of our display products for consumer electronic applications do not increase or new markets are not identified, we may have to record impairment charges on Kowon’s long lived assets, which are recorded in our financial statements at $2.7 million at June 27, 2009.

International sales represented 14% and 34% of product revenues for the six months ended June 27, 2009 and June 28, 2008, respectively. The decrease in international sales percentage is primarily attributable to an increase in sales of our CyberDisplay products for U.S. military applications and a decline in sales of our display products for digital still camera and camcorder applications to Asian customers. We expect this trend to continue in 2009. International sales are primarily sales of CyberDisplay products to consumer electronic manufacturers primarily located in Japan, Korea and China. Our international sales are primarily denominated in U.S. currency. Consequently, a strengthening of the U.S. dollar could increase the price in local currencies of our products in foreign markets and make our products relatively more expensive than competitors’ products that are denominated in local currencies, leading to a reduction in sales or profitability in those foreign markets. In addition, sales of our CyberDisplay products in Korea are transacted through Kowon. Kowon’s sales are primarily denominated in U.S. dollars. However, Kowon’s local operating costs are primarily denominated in Korean won. Kowon also holds U.S. dollars in order to pay various expenses. As a result, our financial position and results of operations are subject to exchange rate fluctuation in transactional and functional currency. We have not taken any protective measures against exchange rate fluctuations, such as purchasing hedging instruments with respect to such fluctuations, because of the historically stable exchange rate between the Japanese yen, Korean won and the U.S. dollar.

Cost of Product Revenues.

	Three Months Ended		Six Months Ended
Cost of product revenues :	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Cost of product revenues (in millions):	$19.4	$18.7	$34.0	$39.0
Cost of product revenues as a % of net product revenues	74.3%	77.3%	72.8%	76.2%

Cost of product revenues, which is comprised of materials, labor and manufacturing overhead related to our products, decreased approximately $5.0 million or 13% from 2008 to 2009. Our gross margin is affected by increases or decrease in the sales prices of our products, changes in raw material prices, unit volume of sales, manufacturing efficiencies and the mix of products sold. As discussed above, our sales prices for our HBT wafers and displays sold for commercial applications historically decline on an annual basis. Our overhead costs and, to a lesser extent, our labor costs are normally stable and do not fluctuate significantly during a three or twelve month period. Essentially, we consider labor and overhead costs to be fixed in nature over the short term and therefore profitability is very dependent on the sales prices of our products and volume of sales. Gross margin as measured in dollars decreased in 2009, as compared to 2008, because of the decline in sales volume of our III-V products and display products for consumer electronic and eyewear applications and a decline in the average sales price of our III-V products partially offset by an increase in sales of our display products for military applications. Gross margins as a percentage of revenues increased because sales of our display products for military applications, which have higher gross margins than our other products, increased as a percentage of our total revenues in 2009 as compared to 2008. We anticipate that the average sales price of our III-V products will continue to decline in 2009 and if we are unable to increase sales volume of either our display products for military applications or our III-V products our gross margins will be negatively impacted.

There are a number of different display technologies which can produce displays in small form factors. We believe one of the benefits of our display technology is the ability to produce high resolution displays in small form factors. The camcorder and digital still camera markets are mature and the majority of these devices use low-resolution display products which results in our having limited, if any, competitive advantage over our competitors and therefore the ability to sell displays into these markets is very price dependent. Accordingly, for us to generate display revenues with above average gross margins, we will need to increase sales to customers who buy our higher resolution display products, such as the military, or develop new categories, such as displays for higher performance Bridge Cameras, Digital SLR cameras and eyewear.

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

	Three Months Ended		Six Months Ended
Research and development expense (in millions ):	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Funded	$1.1	$1.1	$1.6	$2.3
Internal	2.7	2.6	5.3	6.5

Total research and development expense	$3.8	$3.7	$6.9	$8.8

Funded R&D expense decreased in 2009 as compared to the prior year primarily because of a decrease in funded programs from agencies and prime contractors of the U.S. government.

The decrease in internal research and development expenses was primarily attributed to lower costs for the development of certain eyewear products.

Selling, General and Administrative. Selling, general and administrative (S,G&A) expenses consist of the expenses incurred by our sales and marketing personnel and related expenses, and administrative and general corporate expenses.

	Three Months Ended		Six Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Selling, general and administration expense (in millions):	$2.6	$5.1	$7.0	$8.9
Selling, general and administration expense as a % of revenues	9.0%	19.6%	14.1%	16.2%

The decrease in S,G&A expenses in 2009 as compared to 2008 is attributable to decreases of approximately $0.6 million in allowance for bad debts, $0.7 million of labor and stock based compensation expense and $0.5 million of professional fees.

Other Income and Expense.

	Three Months Ended		Six Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Other income and expense (in millions):	$1.5	$0.5	$4.8	$1.9

Other income and expense, net, is composed of interest income, foreign currency transaction and remeasurement gains and losses incurred by our Korean subsidiary Kowon, other-than temporary impairment on marketable debt securities and license fees. In the six months ended June 27, 2009, we recorded $0.1 million of foreign currency gains as compared to $0.8 million of foreign currency gains for the six months ended June 28, 2008. Other income and expense, net for the six months ended June 27, 2009 also includes an expense of $0.9 million from an impairment write-down of certain marketable debt securities which were deemed other-than-temporarily impaired. The impairment in the securities occurred primarily because the issuers of the securities offered to buy the securities at prices significantly below the prices at which the securities were previously trading in the market. This resulted in an overall decline in the fair market value of the securities based upon required valuation techniques.

In fiscal year 2008 we entered into an agreement wherein we agreed to sell certain patents we were no longer using, to a party which would attempt to sub-license the patents. Under the terms of the agreement the amount we would receive for the sale of the patents was a percentage of any license fees, after expenses, from the sublicense. In the three and six months ended June 27, 2009, we recorded $1.5 million and $4.1 million respectively of license fees from the sale of these patents.

In 2008, we reviewed the carrying value of our investment in Kenet and recorded an impairment charge of $0.7 million to adjust the carrying amount of the investment to fair value, as we deemed the decline in the value of the assets to be other-than-temporary. The investment in Kenet was subsequently sold in 2008.

Equity Loss in Unconsolidated Affiliate. For the three and six months ended June 27, 2009, the equity loss in unconsolidated affiliate consists of our approximate 19% share of the losses of KoBrite. For the three and six months ended June 28, 2008, the equity loss is a result of our approximate 28% interest in the operating results of KoBrite.

Tax provision. For the three and six months ended June 27, 2009 we have recorded a provision for income taxes of $367,000 and $636,000, respectively, compared to provisions of $208,000 and $419,000 for the three and six month periods ended June 28, 2008. Our provision for income taxes is comprised of our estimated alternative minimum tax and state income tax liabilities on our domestic taxable earnings and estimated foreign taxes due on our Korean subsidiary’s taxable earnings.

Net (loss) income attributable to noncontrolling interest. We own approximately 78% of the equity of Kowon Technology Co. Ltd. (Kowon). Net (loss) income attributable to noncontrolling interest on the consolidated statement of operations represents the portion of the results of operations of Kowon which is allocated to the shareholders of the approximately 22% of Kowon not owned by us. The change in net (loss) income attributable to noncontrolling interest is the result of the change in the results of operations of Kowon.

Liquidity and Capital Resources

We have financed our operations primarily through public and private placements of our equity securities, research and development contract revenues, and sales of our III-V and CyberDisplay products. We believe our available cash resources will support our operations and capital needs for at least the next twelve months.

As of June 27, 2009, we had cash and equivalents and marketable securities of $105,800,403 and working capital of $120,914,869 compared to $100,015,991 and $116,841,086, respectively, as of December 27, 2008. The change in cash and equivalents and marketable securities was primarily due to cash generated from operating activities of $12.2 million, partially offset by investments in capital equipment and other assets of approximately $0.6 million, and repurchases of our common stock of $5.3 million.

Subsequent to June 27, 2009 the Company entered into agreements to increase our investment in KTC from approximately 40% to approximately 80% for $6.2 million. The proposed increase in the Company’s ownership is through two transactions. In the first, the Company will buy newly issued shares from KTC for $5.9 million. In the second transaction the Company with purchase the shares of Microelectronic Technology Inc. (MTI) for $0.3 million. The completion of this transaction is subject to government approvals. We will fund the purchase of this investment through internal cash resources.

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

We expect to expend between $4.0 million and $8.0 million on capital expenditures over the next twelve months, primarily for the acquisition of equipment relating to the production of our III-V and CyberDisplay products.

As of June 27, 2009, we had substantial tax loss carry-forwards, which may be used to offset future federal taxable income. We may be subject to alternative minimum taxes, foreign taxes and state income taxes depending on our taxable income and sources of taxable income.

Accounting Pronouncements to be Adopted

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (SFAS 166). The provisions of SFAS 166, in part, amend the derecognition guidance in FASB Statement No. 140, eliminate the exemption from consolidation for qualifying special-purpose entities and require additional disclosures. SFAS 166 is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009. We do not expect the provisions of SFAS 166 to have a material effect on our consolidated financial position, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R) (SFAS 167). SFAS 167 amends the consolidation guidance applicable to variable interest entities. The provisions of SFAS 167 significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R). SFAS 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009. SFAS 167 will be effective for us beginning in 2010. We do not expect the provisions of SFAS 167 to have a material effect on our consolidated financial position, results of operations or cash flows.

In June 2009, the FASB issued SFAS 168 “the FASB Accounting Standards Codification (the “Codification”) (SFAS 168). SFAS 168 will become the single official source of authoritative GAAP (other than guidance issued by the SEC) for all non-governmental entities. The Codification, which changes the referencing of financial standards, supersedes current authoritative guidance and is effective for interim or annual financial periods ending after September 15, 2009. The Codification is not intended to change or alter existing GAAP and it is not expected to result in a change in accounting practice for us.

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

Contractual Obligations

The following is a summary of our contractual payment obligations for operating leases as of June 27, 2009:

Contractual Obligations	Total	Less than 1 year	1-3 Years	3-5 years	More than 5 years
Operating Lease Obligations	$8,491,887	$1,449,373	$3,352,513	$1,509,313	$2,180,688

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We invest our excess cash in high-quality government, government-backed and corporate debt instruments, which generally bear lower levels of relative risk. We believe that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations and cash flows should not be material to our cash flows or income. It is possible that interest rate movements would increase our unrecognized gain or loss on interest rate securities. Included in other assets are equity investments in Micrel Semiconductor, Incorporated (Micrel) and Advanced Wireless Semiconducor (AWSC) totaling approximately $1.5 million and $1.4 million, respectively, which are subject to changes in value because of either specific operating issues or overall changes in the stock markets. We are exposed to changes in foreign currency exchange rates primarily through our translation of our foreign subsidiary’s financial position, results of operations, and transaction gains and losses as a result of non U.S. dollar denominated cash flows related to business activities in Asia, and remeasurement of United States dollars to the functional currency of our Kowon subsidiary. We do not currently hedge our foreign currency exchange rate risk. We estimate that any market risk associated with our international operations is unlikely to have a material adverse effect on our business, financial condition or results of operation. Our portfolio of marketable debt securities is subject to interest rate risk although our intent is to hold securities until maturity. The credit rating of our investments may be affected by the underlying financial health of the guarantors of our investments. We use gallium arsenide and silicon wafers and demand is expected to grow due to new technologies such as solar cells. We do not enter into forward or futures hedging contracts.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 27, 2009 and designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

In addition to the other information set forth in this report and the risk factor set forth below, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended December 27, 2008. The risks discussed in our Annual Report on Form 10-K could materially affect our business, financial condition and future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or operating results.

We may not achieve our revenue guidance and may not be profitable, should sales of our display products to military customers decline. Our increase in profitability is primarily the result of the increase in sales of our displays for military applications. We expect sales of our display products for military applications to increase during the remainder of 2009. During the second quarter of 2009, a significant portion of our display sales for military applications has been to a customer which is in the process of qualifying its product with the U.S. government. If this customer is unable to get its product qualified or any of our other customers lose qualified status with the U.S. government, our revenues may decline and we may not be profitable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Sale of Unregistered Securities

In the past three years we have not sold any securities which were not registered under the Securities Act.

Use of Proceeds

The information required by this item regarding use of proceeds by the Company is reported in herein in Part 1, Item 2 under “Liquidity and Capital Resources”.

Forfeiture of Equity Securities

On December 8, 2008, we announced that our Board of Directors authorized a stock repurchase program of up to $15 million of our common stock. Pursuant to the stock repurchase program, we may purchase in one or more open market or private transactions up to $15 million of shares of our common stock. The stock repurchase program shall terminate on December 2, 2011, unless earlier terminated by our Board of Directors.

The following table provides information regarding repurchases of our common stock made by us during the fiscal quarter ended June 27, 2009:

Period	Total number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar of Shares that May Yet Be Purchased Under the Plans or Programs
March 29, 2009 through April 25, 2009	260,808	$2.72	260,808	$13,404,250
April 26, 2009 through May 23, 2009	1,303,767	$2.84	1,303,767	$9,700,549
May 24, 2009 through June 27, 2009	—	$—	—	$—

Total	1,564,575	$2.82	1,564,575

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

On April 28, 2009, the Company held its Annual Meeting of Stockholders to consider and vote upon the following three proposals:

(1)	A proposal to elect seven (7) directors of the Company to serve until the next Annual Meeting of Stockholders and until their successors are duly elected and qualified.

(2)	A proposal to ratify an amendment to the Company’s 2001 Equity Incentive Plan to increase the number of shares authorized for issuance under the plan.

(3)	A proposal to ratify the appointment of Deloitte & Touche LLP as the Independent Registered Public Accounting Firm of the Company for the current fiscal year.

Results with respect to the voting on each of the proposals were as follows:

Proposal 1:

Director Nominee	For	Withheld Authority
John C.C. Fan	50,395,796	6,485,401

James K. Brewington	55,035,550	1,845,647

David E. Brook	31,139,919	25,741,278

Andrew H. Chapman	54,767,093	2,114,104

Morton Collins	54,751,127	2,130,070

Chi Chia Hsieh	54,919,402	1,961,795

Michael J. Landine	54,279,758	2,601,439

Proposal 2:

For	Against	Abstentions	Broker Non-Votes
29,209,613	7,197,167	101,087	20,373,330

Proposal 3:

For	Against	Abstentions	Broker Non-Votes
55,576,872	1,067,557	236,768	0

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Amended to Certificate of Incorporation (2)

3.3	Amended to Certificate of Incorporation (2)

3.4	Fourth Amended and Restated By-laws (3)

31.1	Certificate of John C.C. Fan, Chief Executive Officer of the Registrant, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

31.2	Certificate of Richard A. Sneider, Chief Financial Officer of the Registrant, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.1	Certificate of John C.C. Fan, Chief Executive Officer of the Registrant, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2	Certificate of Richard A. Sneider, Chief Financial Officer of the Registrant, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

(1)	Filed as an exhibit to Registration Statement on Form S-1, File No. 33-57450, and incorporated herein by reference
(2)	Filed as an exhibit to Quarterly Report on Form 10-Q for the quarterly period July 1, 2000 and incorporated by reference herein
(3)	Filed as an exhibit to Annual Report on Form 8-K filed on December 12, 2008 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KOPIN CORPORATION (Registrant)

Date: August 6, 2009	By:	/S/ JOHN C.C. FAN
John C.C. Fan
President, Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

Date: August 6, 2009	By:	/S/ RICHARD A. SNEIDER
Richard A. Sneider
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)