Form 10-Q
period 2009-09-26
KOPIN CORP
filed 2009-11-05
CIK 771266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 26, 2009

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 30, 2009
Common Stock, par value $.01	66,265,045

Kopin Corporation

Part 1: FINANCIAL INFORMATION

Item 1: Condensed	Consolidated Financial Statements

KOPIN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 26, 2009	December 27, 2008
ASSETS
Current assets:
Cash and equivalents	$50,104,709	$57,949,449
Marketable securities, at fair value	57,414,269	42,066,542
Accounts receivable, net of allowance of $1,331,000 and $664,000 in 2009 and 2008, respectively	18,545,514	14,394,306
Accounts receivable from unconsolidated affiliates, net of allowance of $321,000 and $507,000 in 2009 and 2008, respectively	2,584,891	2,814,447
Unbilled receivables	1,791,355	2,395,963
Inventory	15,537,285	13,269,486
Prepaid expenses and other current assets	3,460,760	1,366,968

Total current assets	149,438,783	134,257,161
Property, plant and equipment	20,803,370	19,359,874
Other assets	8,418,941	6,060,460

Total assets	$178,661,094	$159,677,495

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,788,836	$7,744,005
Accounts payable to unconsolidated affiliates	—	992,990
Accrued payroll and expenses	3,025,597	2,304,210
Accrued warranty	1,600,000	1,250,000
Billings in excess of revenue earned	2,994,776	3,127,923
Other accrued liabilities	2,893,617	1,996,947

Total current liabilities	20,302,826	17,416,075
Asset retirement obligations	894,091	866,965
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $.01 per share: authorized, 3,000 shares; none issued	—	—
Common stock, par value $.01 per share: authorized, 120,000,000 shares; issued 73,576,799 shares in 2009 and 73,147,743 shares in 2008; outstanding 66,023,695 in 2009 and 68,257,748 in 2008	719,269	718,732
Additional paid-in capital	311,430,268	310,241,805
Treasury stock (5,661,879 and 3,615,480 shares in 2009 and 2008, respectively, at cost)	(19,852,316)	(14,552,865)
Accumulated other comprehensive income (loss)	2,957,602	(168,303)
Accumulated deficit	(141,868,426)	(157,757,433)

Total Kopin Corporation stockholders’ equity	153,386,397	138,481,936
Noncontrolling interest	4,077,780	2,912,519

Total stockholders’ equity	157,464,177	141,394,455

Total liabilities and stockholders’ equity	$178,661,094	$159,677,495

See notes to condensed consolidated financial statements

KOPIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008
Revenues:
Net product revenues	$30,638,292	$29,340,077	$77,377,650	$80,507,309
Research and development revenues	1,340,698	1,368,455	4,306,331	5,205,865

	31,978,990	30,708,532	81,683,981	85,713,174
Expenses:
Cost of product revenues	20,652,628	19,415,672	54,696,123	58,423,275
Research and development	3,556,440	4,067,830	10,493,879	12,854,308
Selling, general, and administration	3,495,619	4,006,345	10,506,051	12,904,325

	27,704,687	27,489,847	75,696,053	84,181,908

Income from operations	4,274,303	3,218,685	5,987,928	1,531,266
Other income and expense:
Interest income	501,269	715,181	1,766,071	2,474,938
Other income and (expense)	15,424	(10,918)	225,614	63,812
Foreign currency (losses) gains	(889,643)	1,168,966	(757,060)	1,944,426
Gain on remeasurement of investment in KTC	599,328	—	599,328	—
Gain (loss) on loans to KTC	1,187,937	(75,725)	1,187,937	(75,725)
Impairment of investment in Kenet	—	(1,990,645)	—	(2,690,645)
Other-than-temporary impairment on marketable debt securities	—	(462,350)	(926,630)	(462,350)
Gain on sale of patents	2,119,064	—	6,231,849	—

	3,533,379	(655,491)	8,327,109	1,254,456

Income before provision for income taxes, equity earnings (losses) in unconsolidated affiliates and net loss (income) of noncontrolling interest	7,807,682	2,563,194	14,315,037	2,785,722
Tax provision	(162,000)	(390,000)	(798,000)	(809,000)

Income before equity earnings (losses) in unconsolidated affiliates and net loss (income) of noncontrolling interest	7,645,682	2,173,194	13,517,037	1,976,722
Equity earnings (losses) in unconsolidated affiliates	772,424	(439,736)	481,766	(605,637)

Net income	8,418,106	1,733,458	13,998,803	1,371,085
Net loss (income) attributable to the noncontrolling interest	100,779	(235,154)	116,492	(596,799)

Net income attributable to the controlling interest	8,518,885	1,498,304	14,115,295	774,286

Net income per share
Basic	$0.13	$0.02	$0.21	$0.01

Diluted	$0.13	$0.02	$0.21	$0.01

Weighted average number of common shares
Basic	66,214,047	67,774,347	67,023,695	67,749,273
Diluted	67,028,547	68,528,182	67,567,258	68,002,211

See notes to condensed consolidated financial statements

KOPIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008
Net income	$8,418,106	$1,733,458	$13,998,803	$1,371,085
Foreign currency translation gain (loss)	1,407,822	(2,665,624)	1,226,542	(4,870,267)
Unrealized holding gain on marketable securities	2,411,910	221,229	3,698,847	323,454
Reclassifications of gains in net income	(1,293)	(16,718)	(228,535)	(20,819)

Comprehensive income (loss)	$12,236,545	$(727,655)	$18,695,657	$(3,196,547)
Comprehensive income attributable to the noncontrolling interest	1,201,695	345,952	1,256,927	464,919

Comprehensive income (loss) attributable to Kopin Corporation	$13,438,240	$(381,703)	$19,952,584	$(2,731,628)

See notes to condensed consolidated financial statements

KOPIN CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income(loss)	Accumulated Deficit	Total Kopin Corporation Stockholders’ Equity	Noncontrolling interest	Total Stockholders’ Equity
	Shares	Amount
Balance December 29, 2007	71,357,464	$713,574	$307,900,357	$(14,552,865)	$3,767,256	$(160,343,913)	$137,484,409	$3,549,369	$141,033,778
Exercise of stock options	44,053	440	131,045	—	—	—	131,485	—	131,485
Stock based compensation expense	—	—	1,725,811	—	—	—	1,725,811	—	1,725,811
Vesting of restricted stock	23,500	235	(235)	—	—	—	—	—	—
Net unrealized holding gain on marketable securities	—	—	—	—	302,633	—	302,633	—	302,633
Foreign currency translation adjustments	—	—	—	—	(3,808,549)	—	(3,808,549)	(1,061,719)	(4,870,268)
Restricted stock for tax withholding obligations	(12,943)	(129)	(35,205)	—	—	—	(35,334)	—	(35,334)
Stock option tender offer	—	—	(178,737)	—	—	—	(178,737)	—	(178,737)
Net income	—	—	—	—	—	774,286	774,286	596,799	1,371,085

Balance September 27, 2008	71,412,074	$714,120	$309,543,036	$(14,552,865)	$261,340	$(159,569,627)	$136,396,004	$3,084,449	$139,480,453

Balance December 27, 2008	71,873,228	$718,732	$310,241,805	$(14,552,865)	$(168,303)	$(157,757,433)	$138,481,936	$2,912,519	$141,394,455
Exercise of stock options	5,125	51	19,168	—	—	—	19,219	—	19,219
Vesting of restricted stock	104,000	1,040	(1,040)	—	—	—	—	—	—
Stock based compensation expense.	—	—	1,530,252	—	—	—	1,530,252	—	1,530,252
Net unrealized holding gain on marketable securities	—	—	—	—	3,448,085	—	3,448,085	—	3,448,085
Foreign currency translation adjustments	—	—	—	—	959,156	—	959,156	267,386	1,226,542
Cumulative effect adjustment as of March 29, 2009 related to non credit-related losses on investments recorded in operations	—	—	—	—	(1,773,712)	1,773,712	—	—	—
Accretion of securities with non credit-related impairment losses, not expected to be sold	—	—	—	—	492,376	—	492,376	—	492,376
Acquisition of KTC equity interest	—	—	(259,739)	—	—	—	(259,739)	1,014,367	754,628
Restricted stock for tax withholding obligations	(55,429)	(554)	(100,178)	—	—	—	(100,732)	—	(100,732)
Treasury stock purchase	—	—	—	(5,299,451)	—	—	(5,299,451)	—	(5,299,451)
Net income	—	—	—	—	—	14,115,295	14,115,295	(116,492)	13,998,803

Balance September 26, 2009	71,926,925	$719,269	$311,430,268	$(19,852,316)	$2,957,602	$(141,868,426)	$153,386,397	$4,077,780	$157,464,177

See notes to condensed consolidated financial statements.

KOPIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 26, 2009	September 27, 2008
Cash flows from operating activities:
Net income	$13,998,803	$1,371,085
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	4,518,354	3,956,945
Amortization of premium on marketable debt securities	(241,751)	126,536
Stock-based compensation	1,530,252	1,725,811
Equity (earnings) losses in unconsolidated affiliate	(481,766)	605,637
Impairment on marketable debt securities	926,630	462,350
Impairment on Kenet	—	2,690,645
(Gain) loss on loans to KTC	(1,187,937)	75,725
Gain on remeasurement of investment in KTC	(599,328)	—
Foreign currency losses (gains)	757,060	(1,944,426)
Change in allowance for bad debt	(268,011)	676,367
Change in warranty reserves	350,000	—
Change in inventory reserves	553,429	(121,611)
Changes in assets and liabilities:
Accounts receivable	(412,206)	(7,723,494)
Inventory	(2,136,651)	2,485,212
Prepaid expenses and other current assets	(1,388,376)	(569,726)
Accounts payable and accrued expenses	(1,687,915)	(893,573)
Billings in excess of revenue earned	(133,147)	2,426,527

Net cash provided by in operating activities	14,097,440	5,350,010

Cash flows from investing activities:
Proceeds from sale of marketable securities	27,144,718	36,781,194
Purchase of marketable securities	(41,911,058)	(24,603,656)
Notes receivable from unconsolidated affiliate	—	(2,041,021)
Cash paid to acquire KTC equity interest, net of KTC cash acquired	212,380	—
Proceeds from disposal of property, plant and equipment	426,537	—
Other assets	(16,275)	(31,578)
Capital expenditures	(2,334,937)	(2,843,778)

Net cash (used in) provided by investing activities	(16,478,635)	7,261,161

Cash flows from financing activities:
Treasury stock purchases	(5,299,451)	—
Settlements of restricted stock for tax withholding obligations	(100,732)	—
Proceeds from exercise of stock options	19,219	131,485
Investment in KTC after controlling interest was acquired	(300,000)	—

Net cash (used in) provided by financing activities	(5,680,964)	131,485

Effect of exchange rate changes on cash	217,419	(1,463,399)

Net (decrease) increase in cash and equivalents	(7,844,740)	11,279,257

Cash and equivalents:
Beginning of period	57,949,449	30,748,060

End of period	$50,104,709	$42,027,317

Supplemental disclosure of cash flow information:
Income taxes paid	$824,000	$193,000

Supplemental schedule of noncash investing activities:
Construction in progress included in accrued expenses	$—	$504,000

See notes to condensed consolidated financial statements

KOPIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of Kopin Corporation, its wholly owned subsidiaries, Kowon Technology Co., Ltd. (Kowon), a majority owned (78%) subsidiary located in Korea and Kopin Taiwan Corporation (KTC), a majority owned (87%) subsidiary located in Taiwan (collectively the “Company”). Amounts of Kowon and KTC not attributable to the Company are referred to as noncontrolling interests. All intercompany transactions and balances have been eliminated.

The condensed consolidated financial statements for the three and nine months ended September 26, 2009 and September 27, 2008 are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. The Company evaluates all events or transactions that occur after the balance sheet date through the day before the date of issuance of its financial statements. For the period ending September 26, 2009, subsequent events were evaluated through November 4, 2009.

These condensed consolidated financial statements should be read in conjunction with the Company’s annual consolidated financial statements and notes thereto.

The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for any other interim period or for a full fiscal year.

In June 2009 the Financial Accounting Standards Board, or FASB, established the Accounting Standards Codification, or Codification, as the source of authoritative GAAP recognized by the FASB. The Codification is effective in the first interim and annual periods ending after September 15, 2009 and had no effect on our unaudited condensed consolidated financial statements.

As a result of the adoption of expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary, certain reclassifications have been made to the balance sheet as of December 27, 2008 and to the statement of operations for the three and nine months ended September 27, 2008 to conform to the current presentation.

2. CASH AND EQUIVALENTS AND MARKETABLE SECURITIES

The Company considers all highly liquid, short-term debt instruments with original maturities of three months or less to be cash equivalents.

Marketable debt securities consist primarily of commercial paper, medium-term corporate notes, and United States government and agency backed securities. The Company classifies marketable debt securities included in “Marketable Securities” and the investments in Micrel and Advanced Wireless Semiconductor Company in “Other Assets” as available-for-sale and accordingly carries them at fair value, with the associated unrealized gain/loss classified in accumulated other comprehensive income (loss). Unrealized losses resulting from a decline in the credit worthiness of the issuer that are considered other than temporary are recorded directly to the consolidated statement of operations. The net unrealized holding gains recorded in accumulated other comprehensive income, for available-for-sale marketable debt securities at September 26, 2009 and December 27, 2008, were $1,863,397 and $558,381, respectively. The Company records the amortization of premium and accretion of discounts on marketable debt securities in the results of operations.

Investments in available-for-sale marketable debt securities are as follows at September 26, 2009 and December 27, 2008:

	Amortized Cost		Unrealized Gains		Unrealized Losses		Fair Value
	2009	2008	2009	2008	2009	2008	2009	2008
U.S. government and agency backed securities	$28,265,676	$25,353,439	$224,127	$533,923	$—	$—	$28,489,803	$25,887,362
Corporate debt	27,285,196	16,154,722	1,639,270	24,458	—	—	28,924,466	16,179,180

Total	$55,550,872	$41,508,161	$1,863,397	$558,381	$—	$—	$57,414,269	$42,066,542

The Company conducts a formal review of its marketable debt securities on a quarterly basis for the presence of other-than-temporary impairment (OTTI). Included in Other Income and Expense is an impairment charge on investments in corporate debt instruments of $0.9 million for the nine months ended September 26, 2009.

The Company assesses whether OTTI is present when the fair value of a debt security is less than its amortized cost basis at the balance sheet date. Under these circumstances OTTI is considered to have occurred (1) if the Company intends to sell the security; (2) if it is “more likely than not” the Company will be required to sell the security before recovery of its amortized cost basis; or (3) the present value of expected cash flows is not sufficient to recover the entire amortized cost basis.

The Company further estimates the amount of OTTI resulting from a decline in the credit worthiness of the issuer (credit-related OTTI) and the amount of non credit-related OTTI. Noncredit-related OTTI can be caused by such factors as market illiquidity. Credit-related OTTI is recognized in earnings while noncredit-related OTTI on securities not expected to be sold is recognized in other comprehensive income (OCI). The Company reclassified $1.8 million of non credit-related OTTI recognized in its earnings prior to March 29, 2009 from retained earnings to accumulated OCI as a cumulative effect adjustment when it adopted a new accounting standard in the second quarter of 2009.

The contractual maturity of the Company’s marketable debt securities is as follows at September 26, 2009:

	Less than One year	One to Five years	Greater than Five years	Total
U.S. government and agency backed securities	$2,516,953	$25,972,850	$—	$28,489,803
Corporate debt	1,550,827	17,654,889	9,718,750	28,924,466

Total	$4,067,780	$43,627,739	$9,718,750	$57,414,269

The Company uses the specific identification method as a basis for determining cost and calculating realized gains and losses. The gross gains and losses realized related to sales and maturities of marketable debt securities were not material during the nine months ended September 26, 2009 and the year ended December 27, 2008.

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

		Fair Value Measurement at September 26, 2009 Using:
		Level 1	Level 2	Level 3
Money Markets and Cash Equivalents	$14,285,945	$14,285,945	$—	$—
U.S. Government Securities	28,489,803	28,489,803	—	—
Corporate Debt	28,924,466	—	28,924,466	—
Micrel, Inc.	1,630,576	1,630,576	—	—
Advanced Wireless Semiconductor Company	3,280,220	3,280,220	—	—

	$76,611,010	$47,686,544	$28,924,466	$—

4. INVENTORY

Inventory is stated at the lower of cost (determined on the first-in, first-out or specific identification method) or market and consists of the following at September 26, 2009 and December 27, 2008:

	September 26, 2009	December 27, 2008
Raw materials	$7,350,602	$7,679,199
Work-in-process	3,833,710	2,505,113
Finished goods	4,352,973	3,085,174

	$15,537,285	$13,269,486

Inventory on consignment at customer locations was $3.4 million and $2.3 million at September 26, 2009 and December 27, 2008, respectively.

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

Weighted average common shares outstanding used to calculate earnings per share are as follows:

	Three Months Ended		Nine Months Ended
	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008
Weighted average common shares outstanding—basic	66,214,047	67,774,347	67,023,695	67,749,273
Stock options and nonvested restricted common stock	814,500	753,835	543,563	252,938

Weighted average common shares outstanding—diluted	67,028,547	68,528,182	67,567,258	68,002,211

The following were not included in weighted average common shares outstanding-diluted because they are anti-dilutive or performance conditions have not been met at the end of the period.

	September 26, 2009	September 27, 2008
Nonvested restricted common stock	388,191	553,249
Stock options	4,929,595	5,963,906

Total	5,317,786	6,517,155

6. STOCK BASED COMPENSATION

The fair value of stock option awards is estimated on the date of grant using the Black-Scholes-Merton option-pricing model. There were no stock options granted in fiscal years 2009 and 2008. The fair value of nonvested restricted common stock awards is generally the market value of the Company’s equity shares on the date of grant. The nonvested common stock awards require the employee to fulfill certain obligations, including remaining employed by the Company for one, two or four years (the vesting period) and in certain cases meeting performance criteria. The performance criteria primarily consist of the achievement of the Company’s annual incentive plan goals. For nonvested restricted common stock awards which solely require the recipient to remain employed with the Company, the stock compensation expense is amortized over the anticipated service period. For nonvested restricted common stock awards which require the achievement of performance criteria, the Company reviews the probability of achieving the performance goals on a periodic basis. If the Company determines that it is probable that the performance criteria will be achieved, the amount of compensation cost derived for the performance goal is amortized over the service period. If the performance criteria are not met, no compensation cost is recognized and any recognized compensation cost is reversed. The Company recognizes compensation costs on a straight-line basis over the requisite service period for time vested awards. For awards that vest based on performance conditions, the Company uses the accelerated model for graded vesting awards.

A summary of award activity under the stock option plans as of September 26, 2009 and changes during the nine month period is as follows. All options were vested as of September 26, 2009.

	Nine Months Ended September 26, 2009
	Shares	Weighted Average Exercise Price
Balance, December 27, 2008	5,825,532	$11.68
Options granted	—	—
Options forfeited/cancelled	(499,162)	10.21
Options exercised	(5,125)	3.75

Balance, September 26, 2009	5,321,245	$11.83

Exercisable, September 26, 2009	5,321,245

The following table summarizes information about stock options outstanding and exercisable at September 26, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.01—$ 3.55	132,500	6.98	$3.42	132,500	$3.42
$ 3.75—$ 4.97	1,164,030	4.63	4.43	1,164,030	4.43
$ 5.00—$ 9.95	1,128,001	4.16	6.03	1,128,001	6.03
$10.00—$13.00	1,369,970	2.41	11.36	1,369,970	11.36
$14.31—$44.88	1,526,744	1.63	22.89	1,526,744	22.89

	5,321,245	3.16	$11.83	5,321,245	$11.83

Aggregate intrinsic value on September 26, 2009	$427,199			$427,199

NonVested Restricted Common Stock

A summary of the activity for nonvested restricted common stock awards as of September 26, 2009 and changes during the nine months then ended is presented below:

	Shares	Weighted Average Grant Fair Value
Balance December 27, 2008	1,274,515	$2.65
Granted	867,726	2.46
Forfeited	(46,945)	2.57
Vested	(104,000)	2.43

Balance September 26, 2009	1,991,296	$2.58

Stock-Based Compensation

The following table summarizes stock-based compensation expense related to employee stock options and nonvested restricted common stock awards for the nine months ended September 26, 2009 and September 27, 2008 (no tax benefits were recognized):

	Nine Months Ended
	September 26, 2009	September 27, 2008
Cost of product revenues	$411,000	$415,000
Research and development	202,000	258,000
Selling, general and administrative	917,000	1,053,000

Total	$1,530,000	$1,726,000

The total unrecognized compensation cost related to nonvested restricted common stock awards is expected to be recognized over a weighted average period of 3 years. The total unrecognized compensation cost at September 26, 2009 is $3.5 million.

7. OTHER ASSETS AND AMOUNTS DUE TO / FROM AFFILIATES

Marketable Equity Security

As of September 26, 2009, the Company held approximately 200,000 shares of Micrel Semiconductor, Inc. common stock classified as available-for-sale with a fair market value of $1.6 million and an adjusted cost basis of approximately $1.5 million.

At September 26, 2009 the Company had an investment in Advance Wireless Semiconductor Company (AWSC), with a fair market value of $3.3 million and an adjusted cost basis of $0.8 million. On June 1, 2009, AWSC completed an initial public offering on a Taiwanese stock market. This investment is now classified as an available for sale marketable security and its fair market value is determined by reference to quoted market prices. One of the Company’s Directors is a director of AWSC and several directors and officers own amounts ranging from 0.1% to 0.5% of the outstanding stock of AWSC.

Non-Marketable Securities—Equity Method Investments

Equity earnings (losses) in unconsolidated affiliates consisted of the following:

	Nine Months Ended
	September 26, 2009	September 27, 2008
KTC	$824,000	$(454,619)
KoBrite	(342,000)	(151,018)

	$482,000	$(605,637)

The Company accounts for its interest in KoBrite using the equity method and at September 26, 2009 the carrying value of the investment was $3.3 million. During the nine months ended September 26, 2009, KoBrite sold common stock to an investor in KoBrite, which resulted in the Company’s ownership of KoBrite declining to approximately 19% at September 26, 2009, from approximately 28% at December 27, 2008. One of the Company’s Directors, who is also the chairman of Kopin Taiwan Corporation (KTC), is also a member of the Board of Directors of Bright LED, one of the principle investors of KoBrite.

Summarized financial information for KoBrite for the three and nine month periods ended June 30, 2009 and June 30, 2008 and for KTC for the three and nine month periods ended September 28, 2008 is as follows (KoBrite’s results are recorded one quarter in arrears):

	Three Months Ended		Nine Months Ended
	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008
Revenue	$3,449,000	$3,324,000	$6,627,000	$10,269,000
Gross margin	(143,000)	(41,000)	(533,000)	(543,000)
Loss from operations	(448,000)	(1,068,000)	(1,532,000)	(2,949,000)
Net loss	$(267,000)	$(1,126,000)	$(1,536,000)	$(3,156,000)

As described above in Note 8, KTC is a consolidated subsidiary as of July 31, 2009 and the table above only includes financial information for KTC prior to that date.

Amounts Due from and Due to Affiliates

Related party receivables at September 26, 2009 and December 27, 2008 approximate the following amounts:

	September 26, 2009	December 27, 2008
Advanced Wireless Semiconductor Company	$2,509,000	$1,821,000
KoBrite	76,000	—

Accounts receivable from unconsolidated affiliates	$2,585,000	$1,821,000

The Company has a non-trade receivable from KoBrite of $586,000, shown in prepaid expenses and other current assets.

Certain officers and directors have invested in some of the Company’s investee companies, including Micrel. The Company has a loan to a non-officer employee for approximately $146,000 at September 26, 2009, which is due in 2009.

In fiscal year 2008 the Company entered into an agreement wherein it agreed to sell certain of its patents that it was no longer using to a party who would attempt to sub-license the patents. Under the terms of the agreement the amount the Company would receive for the sale of the patents was a percentage of any license fees, after expenses, from the sublicense. In the three and nine months ended September 26, 2009, the Company recorded $2.1 million and $6.2 million, respectively, of license fees from the sale of these patents.

8. ACQUISITION OF EQUITY INTERESTS IN KTC

On July 30, 2009, the Company purchased an additional 19,572,468 newly issued shares of KTC common stock for approximately $5,975,000, from KTC (the “Transaction”), in order to obtain a controlling interest. On August 11, 2009, the Company also purchased an additional 128,226 shares of KTC from Microelectronics Technology Inc. (MTI), for $300,000. As a result of these two transactions and the Company’s previous investments in KTC, the Company owns approximately 87% of the now outstanding common stock of KTC. The remaining 13% is held by other investors and employees of KTC. In conjunction with the Transaction, KTC repaid an outstanding loan due to the Company from KTC of approximately $2,012,000. The Company has consolidated KTC beginning July 31, 2009.

The total purchase price, excluding the shares purchased from MTI which were accounted for as described below, was $6,574,742, and is comprised of:

Cash consideration	$5,975,414
Fair market value of Kopin’s previously held equity method investment in KTC	599,328

Total purchase price	$6,574,742

The preliminary allocation of the purchase price is as follows:

Cash and marketable securities	$6,251,087
Accounts receivable (net of allowance of $428,000)	1,671,298
Property, plant and equipment	3,429,339
Assets held for sale	1,564,037
Other identifiable assets	702,046
Identifiable liabilities	(5,988,414)
Noncontrolling interest in KTC	(1,054,651)

Total	$6,574,742

The allocation of purchase price is preliminary as the Company is finalizing the value of property, plant and equipment acquired. The assets held for sale is comprised of certain assets that KTC had previously agreed to sell to KoBrite.

The Company accounted for the additional 1% of KTC’s equity it acquired from MTI with the purchase of the 128,226 shares for $300,000 as an equity transaction. The carrying value of this additional 1% was approximately $40,000, accordingly the $260,000 difference between the carrying value of the additional 1% equity in KTC and the amount paid was recorded as additional equity of the Company.

The consolidated statement of operations for the periods includes the following amounts which were recorded as a result of the Transaction:

Three months ended September 26, 2009
Gain on remeasurement of investment in KTC (A)	$599,000
Repayment of loan by KTC which was previously written-off (B)	2,012,000
Reduction in bad debt allowance (C)	291,000

(A) The Company previously recorded its investment in KTC under the equity method and had written down the investment to $0. The Company remeasured and wrote-up its investment in KTC by approximately $599,000 which represented the fair market value of the investment immediately prior to the Transaction.

(B) In the year ended December 27, 2008 the Company recorded equity losses of approximately $824,000 and a loan loss reserve of approximately $1,188,000 in connection with $2,012,000 it loaned KTC in fiscal 2008. As a result of the Transaction the loan was repaid and the Company recorded a gain on the loan repayment of approximately $1,188,000 and equity earnings in unconsolidated affiliates of $824,000.

(C) In fiscal 2008, due to KTC’s liquidity problems the Company recorded allowances for possible bad debts for the excess of what KTC owed the Company over what the Company owed KTC. At December 27, 2008, the allowance for possible bad debts was approximately $507,000. During the first six months of 2009, the Company recorded a reduction in bad debt allowance from KTC of $216,000. During the three months ended September 26, 2009, the Company reduced the allowance to $0, resulting in a reduction of selling, general and administrative expenses of $291,000.

One of the Company’s Directors is chairman of KTC and owns approximately 1% of the outstanding common stock of KTC. This director is also an employee and stock holder of MTI.

Included in the Company’s consolidated statement of operations for the three and nine months ended September 26, 2009 is $126,000 of income from KTC which represents KTC’s results of operations from July 30, 2009, the date the Company took a controlling interest in KTC, through September 26, 2009. The following supplemental pro forma disclosures are provided for the nine months ended September 27, 2008, assuming the acquisition of the controlling interest in KTC had occurred as December 30, 2007 (the first day of the Company’s 2008 fiscal year), and for the nine months ended September 26, 2009, assuming the acquisition of the controlling interest in KTC had occurred as December 28, 2008 (the first day of the Company’s 2009 fiscal year). All intercompany transactions have been eliminated.

	Nine Months Ended September 26, 2009	Nine Months Ended September 27, 2008
Revenues	$82,103,000	$88,956,000
Net income	13,514,000	1,232,000

9. ACCRUED WARRANTY

The Company warrants its products against defect for 12 months. A provision for estimated future costs and estimated returns for credit relating to warranty is recorded in the period when product is shipped and revenue recognized, and is updated as additional information becomes available. The Company’s estimate of future costs to satisfy warranty obligations is based primarily on historical warranty expense experienced and a provision for potential future product failures. Changes in the accrued warranty for the nine month periods ended September 26, 2009 and September 27, 2008 are as follows:

	Nine Months Ended
	September 26, 2009	September 27, 2008
Beginning Balance	$1,250,000	$1,030,000
Additions	1,462,000	1,194,000
Claim and reversals	(1,112,000)	(974,000)

Ending Balance	$1,600,000	$1,250,000

10. INCOME TAXES

The Company’s tax provision of $798,000 for the nine months ended September 26, 2009 represents Alternative Minimum, state income tax and foreign tax expenses which may only be partially offset by the Company’s net operating loss carryforwards (NOL).

As of September 26, 2009, the Company has available for tax purposes federal NOLs of $22.4 million expiring through 2029. The Company also has a state NOL of $7.4 million. As a result of tax legislation changes, the availability of the state NOL may be limited in future periods. The Company has not historically recorded, nor does it intend to record the tax benefits from stock awards until realized. Unrecorded benefits from stock awards approximated $14.6 million at each of the years ended 2008 and 2007. The Company has recognized a full valuation allowance on its net deferred tax assets due to the uncertainty of realization of such assets.

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

Effective as of July 31, 2009, when the Company obtained a controlling interest in KTC and is now reporting it as a reportable segment, the Company has three operating and reportable segments, Kopin US, which includes the operations in the United States and the Company’s equity method investments, Kowon and KTC. The following table presents the Company’s reportable segment results for the three and nine month periods ended September 26, 2009 and September 27, 2008:

	Kopin U.S.	Kowon	KTC	Adjustments	Total
Three Months Ended
September 26, 2009
Revenues	$31,385,000	$2,715,000	$1,581,000	$(3,702,000)	$31,979,000
Net income (loss) attributable to the controlling interest	8,651,000	(645,000)	412,000	101,000	8,519,000

September 27, 2008
Revenues	$28,734,000	$6,111,000	$—	$(4,136,000)	$30,709,000
Net income attributable to the controlling interest	374,000	1,115,000	—	9,000	1,498,000

Nine Months Ended
September 26, 2009
Revenues	$80,913,000	$6,601,000	$1,581,000	$(7,411,000)	$81,684,000
Net income (loss) attributable to the controlling interest	14,257,000	(670,000)	412,000	116,000	14,115,000
Total assets	163,313,000	19,278,000	10,090,000	(14,020,000)	178,661,000
Long lived assets	14,525,000	2,925,000	3,356,000	(3,000)	20,803,000

September 27, 2008
Revenues	$80,970,000	$17,451,000	$—	$(12,708,000)	$85,713,000
Net (loss) income attributable to the controlling interest	(1,437,000)	2,184,000	—	27,000	774,000
Total assets	146,022,000	20,358,000	—	(6,085,000)	160,295,000
Long lived assets	17,559,000	3,022,000	—	(4,000)	20,577,000

The adjustments to reconcile to the consolidated financial statement total revenue, net income and long lived assets include the elimination of intercompany sales, noncontrolling interest in income of subsidiary and elimination of intercompany receivables.

During the three and nine month periods ended September 26, 2009 and September 27, 2008, the Company derived its sales from the following geographies (as a percentage of net sales):

	Three Months Ended		Nine Months Ended
	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008
Asia-Pacific	20%	28%	16%	32%
Americas	80%	72%	84%	68%

Total Revenues	100%	100%	100%	100%

During the three and nine month periods ended September 26, 2009 and September 27, 2008, revenues by product group consisted of approximately the following:

	Three Months Ended		Nine Months Ended
	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008
Display	17,727,000	18,889,000	50,197,000	49,593,000
III-V	14,252,000	11,820,000	31,487,000	36,120,000

Total Revenues	31,979,000	30,709,000	81,684,000	85,713,000

12. LITIGATION

The Company is engaged in legal proceedings arising in the ordinary course of business. During the third quarter of 2009 the Company and certain directors and one officer were named in a class action complaint related to the issuance of certain stock options. Claims, suits, investigations and proceedings are inherently uncertain and it is not possible to predict the ultimate outcome of the matters previously discussed. While the Company will continue to defend itself vigorously in all such matters, it is possible that the Company’s business, financial condition, results of operations or cash flows could be affected in any particular period by the resolution of one or more of these matters.

13. ACCOUNTING PRONOUNCEMENTS TO BE ADOPTED

In June 2009, the FASB issued the following new accounting standard, which has yet to be integrated into the Codification. Accordingly, this accounting standard will remain authoritative until integrated:

•	SFAS No. 167, Amendments to FASB Interpretation No. 46 (R), or SFAS 167

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

        This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995, including, without limitation, statements made relating to our belief that we are a leading developer and manufacturer of advanced semiconductor materials and miniature displays, our belief that our products enable our customers to develop and market an improved generation of products; our belief that the decline in demand from our customers for use in wireless handset applications was a result of both lower demand and customers reducing inventory; our belief that customers’ reduction in inventory levels was in reaction to their expectation of lower demand in 2009; our belief that lower demand for our eyewear products is a result of the current depressed global economy and an inability by our customers to obtain financing; our expectation that sales for our display products for military applications will increase during the remainder of 2009; our expectation that total revenues for the year ended December 26, 2009 will be between $90 million and $110 million; our expectation that military revenues will increase in fiscal year 2009 compared to fiscal year 2008; our expectation that sales of our CyberDisplay products for digital still camera and camcorder applications will decline significantly in fiscal year 2009 compared to fiscal year 2008; our expectation that the average sales price of our III-V products will decline approximately 10% for the remainder of 2009; our belief that we have opportunities to increase III-V sales with certain customers in 2009; our expectation that Kowon’s revenues to us and to Samsung will decline in fiscal year 2009 compared to fiscal year 2008 levels; our expectation that our largest HBT customer will migrate to six inch GaAs wafers in fiscal year 2009; our belief that our revenues could decline significantly if we are not able to get reactors qualified or can not manufacturer the required quantity on six inch GaAs wafers; our expectation that fourth quarter revenues from the sale of III-V products will be lower than the third quarter; our expectation that Kowon may have a loss from operations in 2009; our expectation that we may have to record an impairment charge on Kowon’s long lived assets if sales of our display products for consumer electronic applications do not increase; our belief that one of the benefits of our display technology is the ability to produce high resolution display in small form factors; our expectation that in order to generate display revenues with above average gross margins, we will need to increase sales to customers who buy our higher resolution display products; our expectation that we have enough cash resources to support our operations and capital needs for at least the next twelve months; our expectation that we will spend between $6.0 and $10.0 million on capital expenditures over the next twelve months; our expectation that our third quarter will be our strongest sales quarter for displays to customers who use them in consumer electronic products, followed by our second quarter then our fourth quarter and our first quarter; our expectation that we will sell more display products for military applications which we would not expect to have historical sales trends; our expectation that changes in near-term interest rates will not be material to our cash flows or income; our expectation that market risk associated with our international operations is unlikely to have a material adverse effect on our business, financial condition or results of operation. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industries in which we operate, management’s beliefs, and assumptions made by management. In addition, other written or oral statements, which constitute forward-

looking statements, may be made by or on behalf of us. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “could”, “seeks”, “estimates”, and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements, whether as a result of new information, future events or otherwise. Factors that could cause or contribute to such differences in outcomes and results include, but are not limited to, those set forth in our other periodic filings filed with the Securities and Exchange Commission, including our Form 10-K for the fiscal year ended December 27, 2008.

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

We have two principal sources of revenues: product revenues and research and development revenues. Product revenues consist of sales of our CyberDisplay products and our III-V products, principally gallium arsenide (GaAs) HBT transistor wafers. Research and development revenues consist primarily of development contracts with agencies of the U.S. government. For the three and nine months ended September 26, 2009, research and development revenues were $1.3 million and $4.3 million respectively. This contrasted with $1.4 million and $5.2 million for the corresponding periods in 2008.

Results of Operations

The three and nine month periods ended September 26, 2009 and September 27, 2008 are referred to as 2009 and 2008, respectively. The year ended periods December 26, 2009, December 27, 2008 and December 29, 2007 are referred to as fiscal year 2009, fiscal year 2008 and fiscal year 2007, respectively.

Revenues. For the three and nine month periods ended September 26, 2009 and September 27, 2008, our revenues, which include product sales and amounts earned from research and development contracts, were as follows (in millions):

	Three Months Ended		Nine Months Ended
Revenues (in millions):	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008
Cyber Display	$17.7	$18.9	$50.2	$49.6
III-V	14.3	11.8	31.5	36.1

Total revenues	$32.0	$30.7	$81.7	$85.7

The increase in display revenues in 2009 compared to 2008 resulted primarily from an increase in sales of our CyberDisplay products to customers that use them for military applications partially offset by a decline in sales of our displays for consumer electronic and eyewear applications and lower research and development revenues. The decline in sales of displays for consumer electronic applications was primarily as a result of our strategy to withdraw from offering our display products for use in lower margin products, particularly low and mid-range digital still cameras. The decline in sales of our display products for eyewear applications is a result of both lower demand attributable to the current depressed global economic situation and, according to our customers, our customer’s inability to finance their working capital needs. Included in revenues for the third quarter of 2009 was approximately $1 million of sales of display products for military applications that were shipped in the first quarter of 2009 but the revenue was not recognized until the third quarter of 2009 when they were accepted by the customer. Our increase in income from continuing operations is primarily the result of the increase in sales of our displays for military applications. During 2009, a significant portion of our display sales for military applications was to a customer who is in the process of qualifying their product with the U.S. government. If this customer is unable to get their product qualified or any of our other customers lose qualified status with the U.S. government, our revenues may decline and we may not be profitable. Display revenues for consumer and military applications for 2009 and 2008 were as follows:

	Three Months Ended		Nine Months Ended
Display Revenues by Category (in millions)	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008
Consumer Electronic Applications	$2.9	$4.8	$7.2	$14.8
Military Application	13.2	10.5	38.2	24.5
Eyewear Application	0.5	2.4	1.2	4.6
Research & Development	1.1	1.2	3.6	5.7

Total	$17.7	$18.9	$50.2	$49.6

The increase in our III-V revenues for the three months ended September 26, 2009 resulted from an increase in unit demand for our HBT transistor wafers from customers that use them in wireless handset applications partially offset by price declines of our HBT products. We believe the increase in demand from our customers for use in wireless handset applications was a result of an increase in the purchases of “Smart” phones by consumers. A Smart phone offers users more functionality and in order to achieve this increase in performance a Smart phone requires more of our product. We believe that a standard phone may include two or three of our customers’ chips but a Smart phone may require five or six chips. Accordingly an increase in demand for our customers’ chips resulted in an increase in demand for our product. We believe this is why demand for our product increased at the same time industry reports indicated that overall sales of wireless handsets decreased in 2009 as compared to the same period in 2008. Our third quarter 2009 revenues also include approximately $535,000 of sales from Kopin Taiwan Corporation (KTC), a majority-owned subsidiary we took a controlling interest in during the third quarter of 2009. For the nine months ended September 26, 2009 the decrease in sales of our III-V products was a result of lower than expected demand in the first and, to a lesser extent, the second quarter of 2009. We believe this lower demand resulted for the severe global economic decline. Historically the third quarter is the highest sales quarter for III-V products as our customers manufacture product for ultimate sale during the holiday season in the fourth quarter. Accordingly we would expect fourth quarter revenues to be lower than the third quarter.

Revenues of our Korean subsidiary, Kowon, are included in CyberDisplay revenues and sales are primarily to us and Samsung Electronics for camcorder applications. Kowon’s revenues decreased as a result of lower demand from us due to lower sales of displays to customers that use them for digital still camera applications and a decline in demand from Samsung for displays for camcorder applications. As a result of the decline in sales of our display products for consumer electronic applications, we expect Kowon’s revenues to us and to Samsung to decline in fiscal year 2009 as compared to fiscal year 2008 levels. Kowon’s ability to increase sales is dependent on products which are currently in development and their ability to obtain qualification of these new products with their customers. Revenues of our Taiwan subsidiary, KTC, consolidated since July 31, 2009, are included in our III-V revenues and sales are to the same customers that we historically have sold our III-V products to and KoBrite, another company we have an equity interest in. Total revenues by segment for 2009 and 2008 were as follows:

	Three Months Ended				Nine Months Ended
Revenues by Segment (in millions)	September 26, 2009		September 27, 2008		September 26, 2009		September 27, 2008
Kopin U.S. revenues		$31.4		$28.7		$81.0		$81.0
Kowon revenues to other customers
Kowon revenues	$2.7		$6.1		$6.6		$17.4
Kowon sales to Kopin	(2.6)	0.1	(4.1)	2.0	(6.4)	0.2	(12.7)	4.7

KTC revenues to other customers
KTC revenues	$1.6		$—		$1.6		$—
KTC sales to Kopin	(1.1)	0.5	—	—	(1.1)	0.5	—	—
Total Revenues		$32.0		$30.7		$81.7		$85.7

For the year ending December 26, 2009 we expect total revenues to be in the range of $90 million to $110 million. We expect military revenues to increase in fiscal year 2009 as compared to fiscal year 2008. We have been reducing our emphasis on sales of our display products for digital still camera and camcorder applications because of the low gross profit margins from these sales, and, as a result of this strategy and the impact on sales of consumer electronic products from the global economic downturn, we expect sales of our CyberDisplay products for digital still camera and camcorder applications to decline significantly in fiscal year 2009 as compared to fiscal year 2008 levels. Therefore, in order to increase display product revenues in fiscal year 2009 over fiscal year 2008, the increase in revenues from the sale of military products must exceed the decline in sales of our displays for consumer electronic applications. For our III-V products we anticipate that our average sales price will decline approximately 10% during 2009. We believe we have opportunities with certain customers who purchase our III-V products to increase our share of these customer’s purchases of III-V products in 2009. Accordingly, our ability to increase revenues from sales of our III-V products in 2009 will be dependent on our ability to increase sales of our products to certain customers and the continued increase in sales of Smart phones as a percentage of overall wireless handset market at a rate that offsets the impact of the decline in the average sales price of our III-V products. As a result of the historic declines in the United Stated and global economies, our ability to forecast is very limited. Our forecasts are based on our discussions with customers and our expectations about the future global economy and are not based on firm non-cancellable orders.

We currently manufacture and sell HBT wafers on either four or six inch gallium arsenide (GaAs) wafers. Our largest customer, which accounted for approximately 29% of our fiscal year 2008 total revenues (see Item 1A, Risk Factors in our Annual Report on Form 10-K for our fiscal year ended December 27, 2008, for an explanation of percent of revenue calculation), purchases our HBT products on four inch GaAs wafers and we expect this customer to migrate to using six inch GaAs wafers in its manufacturing process in fiscal year 2009. If we are unable to get our HBT reactors qualified by our largest and other customers or if we are able to get the reactors qualified but can not manufacture the quantity our customers require or can not manufacture on six inch GaAs wafers in a cost effective manner, our revenues and results of operations could decline significantly.

The back-end packaging manufacturing process of our displays which are sold for consumer applications is performed at Kowon. As discussed above, we expect sales of our consumer display products to decline in fiscal 2009 as compared to fiscal year 2008 levels. Kowon had net income of $3.2 million and $1.5 million before intercompany eliminations for fiscal year 2008 and fiscal year 2007, respectively. We anticipate that sales of our display products for use in consumer electronic applications may decline such that Kowon may have a loss from operations in 2009. For the nine months ended September 26, 2009 Kowon had a net loss of $713,000. If sales of our display products for consumer electronic applications do not increase or new markets are not identified, we may have to record impairment charges on Kowon’s long lived assets, which are recorded in our financial statements at $2.9 million at September 26, 2009.

International sales represented 16% and 32% of product revenues for the nine months ended September 26, 2009 and September 27, 2008, respectively. The decrease in international sales percentage is primarily attributable to an increase in sales of our CyberDisplay products for U.S. military applications and a decline in sales of our display products for digital still camera and camcorder applications to Asian customers. We expect this trend to continue in 2009. International sales are primarily sales of CyberDisplay products to consumer electronic manufacturers primarily located in Japan, Korea and China. Our international sales are primarily denominated in U.S. currency. Consequently, a strengthening of the U.S. dollar could increase the price in local currencies of our products in foreign markets and make our products relatively more expensive than competitors’ products that are denominated in local currencies, leading to a reduction in sales or profitability in those foreign markets. In addition, sales of our CyberDisplay products in Korea are transacted through Kowon. Kowon’s sales are primarily denominated in U.S. dollars. However, Kowon’s local operating costs are primarily denominated in Korean won. Kowon also holds U.S. dollars in order to pay various expenses. As a result, our financial position and results of operations are subject to exchange rate fluctuation in transactional and functional currency. We have not taken any protective measures against exchange rate fluctuations, such as purchasing hedging instruments with respect to such fluctuations, because of the historically stable exchange rate between the Japanese yen, Korean won and the U.S. dollar.

Cost of Product Revenues.

	Three Months Ended		Nine Months Ended
Cost of product revenues :	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008
Cost of product revenues (in millions):	$20.7	$19.4	$54.7	$58.4
Cost of product revenues as a % of net product revenues	67.4%	66.2%	70.7%	72.6%

        Cost of product revenues, which is comprised of materials, labor and manufacturing overhead related to our products, decreased approximately $3.7 million or 6.6% for the nine months ended 2008 as compared to 2009. Our gross margin is affected by increases or decrease in the sales prices of our products, changes in raw material prices, unit volume of sales, manufacturing efficiencies and the mix of products sold. As discussed above, our sales prices for our HBT wafers and displays sold for commercial applications historically decline on an annual basis. Our overhead costs and, to a lesser extent, our labor costs are normally stable and do not fluctuate significantly during a three or twelve month period. Essentially, we consider labor and overhead costs to be fixed in nature over the short term and therefore profitability is very dependent on the sales prices of our products and volume of sales. Gross margins as a percentage of revenues increased because sales of our display products for military applications, which have higher gross margins than our other products, increased as a percentage of our total revenues for the nine months ended 2009 as compared to 2008. In addition, in 2009, we recorded a credit of approximately $0.5 million to cost of goods sold which was received from a customer to pay for cost overruns that we incurred due to design changes in support of their program. Without this credit, cost of goods sold as a percentage of revenues for the three and nine months ended September 26, 2009 would have been 65.9% and 70.1%, respectively. We anticipate that the average sales price of our III-V products will continue to decline in 2009 and if we are unable to increase sales volume of either our display products for military applications or our III-V products our gross margins will be negatively impacted.

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

	Three Months Ended		Nine Months Ended
Research and development expense (in millions):	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008
Funded	$1.1	$0.8	$2.7	$3.1
Internal	2.5	3.3	7.8	9.8

Total research and development expense	$3.6	$4.1	$10.5	$12.9

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

	Three Months Ended		Nine Months Ended
	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008
Selling, general and administration expense (in millions):	$3.5	$4.0	$10.5	$12.9
Selling, general and administration expense as a % of revenues	10.9%	13.0%	12.9%	15.1%

The decrease in S,G&A expenses in 2009 as compared to 2008 is attributable to decreases of approximately $0.6 million in allowance for bad debts, $0.7 million of labor and stock based compensation expense and $0.5 million of professional fees. Included in the $0.6 million of decline in bad debt expense is the reversal of a $0.5 million allowance for doubtful accounts established at December 27, 2008 for the possible uncollectible receivables from KTC. A more complete description of the KTC allowance for doubtful accounts is below.

Other Income and Expense.

	Three Months Ended		Nine Months Ended
	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008
Other income and expense (in millions):	$3.5	$(0.7)	$8.3	$1.3

        Other income and expense, net, is composed of interest income, foreign currency transaction and remeasurement gains and losses incurred by our Korean and Taiwan subsidiaries, other-than temporary impairment on marketable debt securities, gains resulting from our obtaining a controlling interest in KTC and license fees. In the nine months ended September 26, 2009, we recorded $0.8 million of foreign currency losses as compared to $2.0 million of foreign currency gains for the nine months ended September 27, 2008. Other income and expense, net for the nine months ended September 26, 2009 also includes an expense of $0.9 million from an impairment write-down of certain marketable debt securities which were deemed other-than-temporarily impaired. The impairment in the securities occurred primarily because the issuers of the securities offered to buy the securities at prices significantly below the prices at which the securities were previously trading in the market. This resulted in an overall decline in the fair market value of the securities based upon required valuation techniques. In conjunction with our obtaining a controlling interest in KTC we recorded a gain of $0.6 million for the remeasurement of our investment in KTC to fair market value and $1.2 million related to the repayment of loans from KTC which had been previously written-off. A more complete explanation of the impact on our financial statements from our obtaining a controlling interest in KTC is below.

In fiscal year 2008 we entered into an agreement wherein we agreed to sell certain patents we were no longer using, to a party which would attempt to sub-license the patents. Under the terms of the agreement the amount we would receive for the sale of the patents was a percentage of any license fees, after expenses, from the sublicense. In the three and nine months ended September 26, 2009, we recorded $2.1 million and $6.2 million respectively of license fees from the sale of these patents. We do not expect to receive any additional material amounts from the sales of these patents.

In 2008, we reviewed the carrying value of our investment in Kenet and recorded an impairment charge of $0.7 million to adjust the carrying amount of the investment to fair value, as we deemed the decline in the value of the assets to be other-than-temporary. The investment in Kenet was subsequently sold in 2008.

Equity Loss in Unconsolidated Affiliate. For the three and nine months ended September 26, 2009, the equity loss in unconsolidated affiliate consists of our approximate 19% share of the losses of KoBrite and the effects of the repayment of a loan by KTC which is discussed in more detail below. For the three and nine months ended September 27, 2008, the equity loss is a result of our approximate 28% interest in the operating results of KoBrite and our then approximate 36.7% interest in the operating results of KTC.

Tax provision. For the three and nine months ended September 26, 2009 we have recorded a provision for income taxes of ($162,000) and ($798,000), respectively, compared to provisions of ($390,000) and ($809,000) for the three and nine month periods ended September 27, 2008. Our provision for income taxes is comprised of our estimated alternative minimum tax and state income tax liabilities on our domestic taxable earnings and estimated foreign taxes due on our Korean and Taiwanese subsidiaries’ taxable earnings.

Net (loss) income attributable to noncontrolling interest. We own approximately 78% of the equity of Kowon Technology Co. Ltd. (Kowon) and approximately 87% of the equity of Kopin Taiwan Corp. Net (loss) income attributable to noncontrolling interest on our consolidated statement of operations represents the portion of the results of operations of our majority owned subsidiaries which is allocated to the shareholders of the equity interests not owned by us. The change in net (loss) income attributable to noncontrolling interest is the result of the change in the results of operations of Kowon and the addition of the income attributable to the noncontrolling interests in KTC.

Acquisition of the controlling interest in Kopin Taiwan Corporation (KTC).

On July 30, 2009, we purchased 19,572,468 new shares of KTC common stock for approximately $5,975,000 from KTC (the Transaction). We also purchased 128,226 shares of KTC from Microelectronics Technology Inc. (MTI) for $300,000. As a result of these two transactions and our previous investments in KTC, we own approximately 87% of the now outstanding common stock of KTC. The remaining 13% is held by other investors and employees of KTC. In conjunction with this financing, KTC agreed to repay an outstanding balance of loans due to us from KTC in the aggregate amount of approximately $2,012,000. We have consolidated KTC beginning July 31, 2009.

The consolidated statement of operations for the periods includes the following amounts which were recorded as a result of the acquisition:

	Three months end September 26, 2009	Nine months end September 26, 2009
Gain on remeasurement of Kopin’s previous investment in KTC	$599,000	$599,000
Repayment of loan by KTC which was previously written-off	2,012,000	2,012,000
Reduction in bad debt allowance	291,000	507,000

The Company previously recorded its investment in KTC under the equity method and had written down the investment to $0. The Company remeasured and wrote-up its investment in KTC by approximately $599,000 which represented the fair market value of the investment immediately prior to the Transaction.

In the year ended December 27, 2008 the Company recorded equity losses of approximately $824,000 and a loan loss reserve of approximately $1,188,000 in connection with $2,012,000 it loaned KTC in fiscal 2008. As a result of the Transaction the loan was repaid and in the three and nine month periods ending September 26, 2009 the Company recorded a gain on the loan repayment of approximately $1,188,000 and equity in earnings of unconsolidated affiliates of $824,000.

In fiscal 2008, due to KTC’s liquidity problems the Company recorded allowances for possible bad debts for the excess of what KTC owed the Company over what the Company owed KTC. At December 27, 2008, the allowance for possible bad debts was approximately $507,000. During the nine months ended September 26, 2009 the Company reduced the allowance to $0, resulting in a reduction of selling, general and administrative expenses of $507,000 of which $291,000 of the allowance for bad debts was reversed in the three months ended September 26, 2009.

Liquidity and Capital Resources

We have financed our operations primarily through public and private placements of our equity securities, research and development contract revenues, and sales of our III-V and CyberDisplay products. We believe our available cash resources will support our operations and capital needs for at least the next twelve months.

As of September 26, 2009, we had cash and equivalents and marketable securities of $107,518,978 and working capital of $129,135,957 compared to $100,015,991 and $116,841,086, respectively, as of December 27, 2008. The change in cash and equivalents and marketable securities was primarily due to cash generated from operating activities of $14.1 million, partially offset by investments in capital equipment and other assets of approximately $2.4 million and repurchases of our common stock of $5.3 million.

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

We expect to expend between $6.0 million and $10.0 million on capital expenditures over the next twelve months, primarily for the acquisition of equipment relating to the production of our III-V and CyberDisplay products.

As of September 26, 2009, we had substantial tax loss carry-forwards, which may be used to offset future federal taxable income. We may be subject to alternative minimum taxes, foreign taxes and state income taxes depending on our taxable income and sources of taxable income.

Accounting Pronouncements to be Adopted

In June 2009, the FASB issued the following accounting standard, which has yet to be integrated into the Codification. Accordingly, this accounting standard will remain authoritative until integrated:

•	SFAS No. 167, Amendments to FASB Interpretation No. 46 (R), or SFAS 167

Seasonality

The consumer markets we sell into are traditionally seasonal and we would expect that our third quarter would be our strongest sales quarter for sales of our displays to customers who use them in consumer electronic applications and sales of our III-V products, followed by our second quarter then our fourth quarter and our first quarter would be our lowest sales quarter. We anticipate selling more display products for military applications which we would not expect to have the historical sales trends of our consumer oriented products. Depending upon the relative success of our consumer oriented products verses our military products our total display revenues may or may not have a seasonal trend. Our principle III-V product is our HBT transistors and revenues from the sales of HBT transistors has not demonstrated the seasonal pattern over the last two years that we would expect.

Contractual Obligations

The following is a summary of our contractual payment obligations for operating leases as of September 26, 2009:

Contractual Obligations	Total	Less than 1 year	1-3 Years	3-5 years	More than 5 years
Operating Lease Obligations	$8,134,996	$1,460,279	$3,100,029	$1,536,219	$2,038,469

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

We invest our excess cash in high-quality government, government-backed and corporate debt instruments, which generally bear lower levels of relative risk. We believe that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations and cash flows should not be material to our cash flows or income. It is possible that interest rate movements would increase our unrecognized gain or loss on interest rate securities. Included in other assets are equity investments in Micrel Semiconductor, Incorporated (Micrel) and Advanced Wireless Semiconductor Company (AWSC) totaling approximately $1.6 million and $3.3 million, respectively, which are subject to changes in value because of either specific operating issues or overall changes in the stock markets. We are exposed to changes in foreign currency exchange rates primarily through our translation of our foreign subsidiary’s financial position, results of operations, and transaction gains and losses as a result of non U.S. dollar denominated cash flows related to business activities in Asia, and remeasurement of United States dollars to the functional currency of our Kowon subsidiary. We do not currently hedge our foreign currency exchange rate risk. We estimate that any market risk associated with our international operations is unlikely to have a material adverse effect on our business, financial condition or results of operation. Our portfolio of marketable debt securities is subject to interest rate risk although our intent is to hold securities until maturity. The credit rating of our investments may be affected by the underlying financial health of the guarantors of our investments. We use gallium arsenide and silicon wafers and demand is expected to grow due to new technologies such as solar cells. We do not enter into forward or futures hedging contracts.

Item 4.    Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 26, 2009 and designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

During the third quarter of 2009 the Company and certain directors and one officer were named in a class action complaint related to the issuance of certain stock options.

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

Purchase of Equity Securities

On December 8, 2008, we announced that our Board of Directors authorized a stock repurchase program of up to $15 million of our common stock. Pursuant to the stock repurchase program, we may purchase in one or more open market or private transactions up to $15 million of shares of our common stock. The stock repurchase program shall terminate on December 2, 2011, unless earlier terminated by our Board of Directors. At September 26, 2009 we had repurchased 2.0 million shares for $5.3 million.

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

KOPIN CORPORATION (Registrant)

Date: November 5, 2009	By:	/s/ JOHN C.C. FAN

John C.C. Fan
President, Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

Date: November 5, 2009	By:	/s/ RICHARD A. SNEIDER

Richard A. Sneider
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)