Form 10-K
period 2009-12-26
KOPIN CORP
filed 2010-03-08
CIK 771266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 26, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 27, 2009 (the last business day of the most recent second fiscal quarter) the aggregate market value of outstanding shares of voting stock held by non-affiliates of the registrant was $233,254,014.

As of March 5, 2010, 66,613,853 shares of the registrant’s Common Stock, par value $.01 per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to its 2010 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

Part I

Forward Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995, including, without limitation, statements made relating to our expectation that sales to Skyworks Solutions and the customers who use our displays for military applications will represent a significant portion of our revenues for 2010; our expectation that we will continue developing HBT transistor wafers and other gallium arsenide products for advanced integrated circuit applications from other compound materials; our expectation that we will continue to pursue other U.S. government development contracts for applications that relate to our commercial product applications; our expectation that sales of our III-V products for wireless handset applications and our display products for consumer electronic applications will decline; our belief that products using HBT transistor wafers are easier to design, which can translate into reduced component costs and smaller equipment; our expectation that we will prosecute and defend our proprietary technology aggressively; our belief that it is important to invest in research and development to remain profitable; our belief that we are a leading developer and manufacturer of advanced semiconductor materials and miniature displays; our belief that our products enable our customers to develop and market an improved generation of products; our belief that there will be increased sales of 3G and smart phones in 2010; our statement that we may make equity investments in companies engaged in certain aspects of display and electronics industries; our expectation that sales of our CyberDisplay products to customers who use them in digital still camera and camcorder applications will significantly decline; our expectation that KoBrite will incur additional losses in the near term; our belief that sales of our display products may decline such that Kowon may have a loss in 2010; our expectation that revenue will be between $120 million and $130 million for 2010; our expectation that 2010 revenues will primarily be to customers located in the U.S.; our belief that a strengthening of the U.S. dollar could increase the price of our products in foreign markets; our belief that interest income will decline in 2010; our expectation that we will not receive additional amounts from the sale of patents; our expectation to have federal and state tax liabilities in 2010; our expectation to have a state tax provision for financial reporting purposes in 2010; our expectation that our CyberDisplay products will benefit from further general technological advances in the design and production of integrated circuits and active matrix LCDs, resulting in further improvements in resolution and miniaturization; our expectation that a significant reduction or delay in orders from any of our significant military customers could result in us not being able to achieve profitability in 2010; our belief that our HBT transistor wafers offer greater power efficiency, improved signal quality and less complexity over gallium arsenide field effect transistors; our belief that our manufacturing process offers greater miniaturization, reduced cost, higher pixel density, full color capability and lower power consumption compared to conventional active matrix LCD manufacturing approaches; our expectation not to pay cash dividends for the foreseeable future and to retain earnings for the development of our businesses; our expectation, based on current negotiations with our customers and certain contractual obligations, that the sales prices of certain products will decline in fiscal year 2010; our expectation that sales prices of our displays for military applications will remain relatively flat in 2010 and sales prices of our III-V products will decline; our plan to obtain profitability in 2010 and beyond is to sell CyberDisplay products for use in higher margin military applications; our plan to base production and inventory levels based on internal forecasts of customer demands; our belief that the overall increase or decrease in the average sales price of our display products will be dependent on the sales mix of commercial and military display sales; our belief that we may have impairment charges on Kowon’s long-lived assets; our expectation that we will expend between $6.0 and $10.0 million on capital expenditures over the next twelve months; our intent to reduce our per unit production costs primarily through increasing manufacturing yield, lowering fixed costs per unit through increased sales volume, and increasing productivity and efficiency; our plan to increase productivity and efficiency by migrating the CyberDisplay production line to 8 inch wafers, and migrating the III-V production to 6 inch wafers; our expectation that the market for display products for military applications will not be seasonal; our expectation that prices of our HBT transistor and display products sold for consumer electronic applications will decline by approximately 5 percent during fiscal year 2010, but may decline more depending on final negotiations with our customers; our expectation that competition will increase; our belief that our CyberDisplay products are well suited for new applications such as reading e-mail and browsing the Internet using digital wireless devices and other consumer electronics devices; our belief that small form factor displays will be a critical component in the development of advanced wireless communications systems; our belief that general technological advances in the design and fabrication of integrated circuits, LCD technology and LCD manufacturing processes will allow us to continue to enhance our CyberDisplay product manufacturing process; our expectation that a significant market for new wireless communication devices, including personal entertainment systems, will develop; our expectation that our sales will be strongest in the third quarter followed by our second quarter then our fourth quarter and our first quarter; our belief that market risk associated with our international operations is unlikely to have a material adverse effect on our business, financial condition or results of operation; our belief that continued introduction of new products in our target markets is essential to our growth; our belief that our future success will depend primarily upon the technical expertise, creative skills and management abilities of our officers and key employees rather than on patent ownership; our expectation that market risk associated with our international operations is unlikely to have a material adverse effect on our business, financial condition or results of operation; our belief that our available cash resources will support our operations and capital needs for at least the next twelve months; and our belief that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations, and cash flows should not be material. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industries in which we operate, management’s beliefs, and assumptions made by management. In addition, other written or oral statements, which constitute forward-looking statements, may be made by or on behalf of us. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “could”, “seeks”, “estimates”, and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements, whether as a result of new information, future events or otherwise. Factors that could cause or contribute to such differences in outcomes and results include, but are not limited to, those discussed below in Item 1A and those set forth in our other periodic filings filed with the Securities and Exchange Commission.

Item 1.	Business

Introduction

We were incorporated in Delaware in 1984 and are a leading developer and manufacturer of III-V products and miniature flat panel displays. We use our proprietary semiconductor material technology to design, manufacture and market our products. Our products enable our customers to develop and market an improved generation of products for applications in wireless and consumer electronic devices. In December 2004, we adopted a fiscal year ending on the last Saturday in December. The fiscal years ended December 26, 2009, December 27, 2008 and December 29, 2007 are referred to as fiscal years 2009, 2008 and 2007, respectively, herein. Our principal executive offices are located at 200 John Hancock Road, Taunton, Massachusetts. Our telephone number is (508) 824-6696.

We commercially develop and manufacture Gallium Arsenide-based heterojunction bipolar transistor wafers (HBT transistor wafers) and other commercial semiconductor products that use Gallium Nitride and Gallium Arsenide-based substrates. We collectively refer to our products based on compound semiconductor materials, which primarily consists of our HBT transistor wafers, as our “III-V” products because we use elements categorized on the III and V columns of the periodic table of elements to manufacture such products. Our HBT transistor wafers are customer-specific arrays of vertically oriented transistors that our customers use primarily to produce high performance integrated circuits for wireless communications products. Sales of our HBT transistor wafers to Skyworks Solutions, Inc. (Skyworks Solutions) accounted for approximately 20%, 20% and 26% of our total revenues for fiscal years 2009, 2008 and 2007, respectively. Skyworks Solutions also uses the foundry services of Advanced Wireless Semiconductor Company (AWSC) to process our HBT transistor wafers on its behalf. We sell HBT transistor wafers directly to AWSC for eventual resale by AWSC to Skyworks Solutions and its other customers. Although we do not know exactly how much of our sales to AWSC are for Skyworks we believe an investor should view our sales to Skyworks Solutions and AWSC in the aggregate when evaluating the importance of Skyworks Solutions as a customer to Kopin. Sales to AWSC were 8%, 9% and 5%, of our 2009, 2008 and 2007 revenues, respectively. In addition to Skyworks Solutions, original equipment manufacturers such as RF Micro Devices and TriQuint Semiconductor purchase our HBT transistor wafers.

Our CyberDisplay™ products consist of miniature, high performance, high resolution displays either sold separately or in various configurations with optical lenses and electronics contained in either plastic or metal housings. Current applications which include our CyberDisplay products are military devices such as thermal weapon sights and consumer devices such as camcorders, digital cameras, and devices that are capable of browsing the Internet using digital wireless devices and viewing video from other consumer electronics devices such as MP3 or iPod™ storage devices. We have sold our CyberDisplay product to Samsung Electronics Co., Ltd. (Samsung) for use in digital camcorders, Eastman Kodak Company (Kodak), Olympus Corporation (Olympus) and Fuji Corporation (Fuji) for digital still cameras and DRS Technologies, BAE Systems (through a third party QiOptic), Raytheon and ITT for use in military applications. For fiscal years 2009, 2008 and 2007, significant display customers were as follows: (Note the caption “Military Customers in Total” in the table below includes Raytheon, DRS Technologies and QiOptic but excludes research and development contracts (“*” denotes that the customer’s revenues were less than 10% of our total company revenues))

Customer	Percent of Total Revenues
	2009	2008	2007
Military Customers in Total	45%	32%	16%
Raytheon Company	14%	*	*
DRS Technologies	19%	19%	*
QiOptic	*	*	*
Sanyo Electric Co. Ltd.	*	*	16%

Industry Overview

III-V Products

Advanced semiconductor materials are used in the manufacture of integrated circuits for high frequency, low power applications. The rapid growth in the wireless communications industry has fueled demand for these integrated circuits for use in wireless handsets.

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

The high performance characteristics of gallium arsenide have led to an increased use of gallium arsenide-based transistors to satisfy the industry’s need for even greater performance. Since the mid 1990s these gallium arsenide transistors include our HBT transistor wafer for use in wireless handset products which use digital signal processing and generally operate at higher cellular frequencies. Air interface standards in these frequency bands include Global System Mobile, or GSM, Time Division Multiple Access, or TDMA, and Code Division Multiple Access, or CDMA, and provide improved capacity, sound quality and capabilities at cellular and wireless frequency bands, but are incompatible with each other and have fragmented the market for equipment. Suppliers of wireless handsets now offer multi-mode and multi-band wireless handsets which are capable of switching from one high frequency band to another to enable consumers to use wireless handsets across various territories and different interface standards. This new generation of products is significantly more complex than the prior generation and requires certain key features, including:

•	Simpler system design;

•	Support for higher frequencies;

•	Lower power consumption;

•	Improved signal quality; and

•	Wider range of operating temperatures.

CyberDisplay™ Products

Small form factor displays are used in military, consumer electronic and industrial products such as thermal weapon sights, camcorders and digital cameras. We expect the market for wireless communications devices, including personal entertainment systems, will continue to grow. In order for this market to develop, advances in wireless communications systems such as greater bandwidth and increased functionality, including real-time wireless data, broadband Internet access and mobile television, will be necessary. In addition, economic models must be developed and implemented which compensate the owners of the media content. We believe small form factor displays will be a critical component in the development of advanced mobile wireless communications systems as these systems must provide high resolution images without compromising the portability of the product.

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

We believe that the vertical structure of an HBT transistor offers the following advantages to an integrated circuit manufacturer:

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

CyberDisplay™ Products

Our principal CyberDisplay products are miniature high density color or monochrome active matrix LCDs with resolutions which range from approximately 320 x 240 resolution to 1280 x 1024 resolution. In contrast to current passive matrix and active matrix LCD approaches, our CyberDisplay products utilize high quality, single crystal silicon—the same high quality silicon used in conventional integrated circuits. This single crystal silicon is not grown on glass; rather, it is first formed on a silicon wafer and patterned into an integrated circuit (including the active matrix, driver circuitry and other logic circuits) in an integrated circuit foundry. The silicon wafer is then sent to our facilities and the integrated circuit is lifted off as a thin film and transferred to glass using our proprietary Wafer™ Engineering technology, so that the transferred layer is a fully functional active matrix integrated circuit.

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

•

Reduce Production Costs.    We intend to reduce our per unit production costs primarily through increasing manufacturing yield, lowering fixed costs per unit through increased sales volume, and increasing productivity and efficiency. We plan to increase productivity and efficiency by migrating the CyberDisplay production line which uses 6 inch diameter wafers to a production line which uses 8 inch diameter wafers, and migrating the III-V production line from primarily production on 4 inch wafers to 6 inch wafers.

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

Markets and Customers

III-V Products

We develop and manufacture customer and application specific HBT transistor wafers for advanced integrated circuit applications. We believe we are one of the world’s leading suppliers of HBT transistor wafers and currently support volume production of four-inch and six-inch HBT transistor wafers. Our primary HBT transistor wafer product is based on an aluminum gallium arsenide vertical layer structure. We also offer customers HBT transistor wafers based on indium gallium phosphide and gallium nitride vertical layer structures. We vary our manufacturing process to create customized HBT transistor wafer products for customers. For fiscal years 2009, 2008 and 2007, sales of III-V products accounted for 40%, 41% and 45% of our revenues, respectively.

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

We design our HBT transistor wafers in collaboration with our customers’ engineering teams in order to create customized products that meet their specific application needs. Our largest customer for our HBT transistor wafers is Skyworks Solutions. Skyworks Solutions also uses the foundry services of Advanced Wireless Semiconductor Company (AWSC) to process our HBT transistor wafers on its behalf. We sell HBT transistor wafers directly to AWSC for eventual resale by AWSC to Skyworks Solutions and their other customers. Other customers of our gallium arsenide products include RF Micro Devices and TriQuint Semiconductor. For fiscal years 2009, 2008 and 2007, sales of gallium arsenide products to Skyworks Solutions accounted for approximately 20%, 20%, and 26% of our total revenues, respectively. Sales to AWSC in 2009, 2008 and 2007 were 8%, 9% and 5% of our 2009, 2008 and 2007 revenues, respectively. Although we do not know exactly how much of our sales to AWSC are for products sold to Skyworks Solutions, we believe an investor should view our sales to Skyworks Solutions and AWSC in the aggregate for evaluating the importance of Skyworks Solutions as a customer to Kopin. We have a supply agreement with Skyworks Solutions which is scheduled to terminate on July 2010, excluding the agreement’s last buy option.

CyberDisplay™ Products

We currently sell our CyberDisplay products to our customers as either a single display component, a unit which includes a lens and backlight (referred to as an electronic view finder or EVF), or a complete module, which includes the display, lens, backlight, focus mechanism and electronics, which are assembled in a plastic or metal housing (referred to as a binocular display module or BDM for commercial customers and higher level assemblies or HLA for military customers). Eyewear is the term we use to describe a device which is worn in a similar fashion as eye glasses to view images. Our customers either buy individual displays or a BDM from us to create an Eyewear product. We provide our CyberDisplay products to Samsung, Olympus, Fuji and Kodak for use in digital camcorders and cameras and to the U.S. military and certain foreign governments for use in military applications.

In order for our CyberDisplay products to function properly in their intended applications, integrated circuit chip sets generally are required. Several companies have designed integrated circuit chip sets to work with our CyberDisplay products and our customers can procure these chip sets directly from the manufacturer or through us.

For fiscal years 2009, 2008 and 2007, sales to military customers, excluding research and development contracts, as a percentage of total revenue were 45%, 32% and 16%, respectively.

For fiscal years 2009, 2008 and 2007, research and development revenues, primarily from multiple contracts with various U.S. governmental agencies, accounted for approximately 6%, 6% and 4%, respectively, of our total revenues.

For additional information with respect to our operating segments including sales and geographical information, see footnote 12 to our Financial Statements for the year ended December 26, 2009 included with this Form 10-K.

Sales and Marketing

We principally sell our III-V products directly to integrated circuit manufacturers in the United States and Asia. We sell our consumer electronic CyberDisplay products both directly and through distributors to original equipment manufacturers. We sell our military CyberDisplay products directly to prime contractors of the U.S. government or foreign governments. For both our III-V and CyberDisplay products we have a few customers who purchase in large volumes and many customers who buy in small volumes as part of their product development efforts. “Large volume” is a relative term. For consumer display customers purchases may be in the tens of thousands per week whereas military customers may purchase less than two thousand per month.

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

Our design and engineering staff is actively involved with a customer during all phases of prototype design and production by providing engineering data, up-to-date product application notes, regular follow-up and technical assistance. In most cases, our technical staff works with each customer in the development stage to identify potential improvements to the design of the customer’s product in parallel with the customer’s effort. We have established a prototype product design group in Scotts Valley, California to assist our CyberDisplay customers with incorporating our products into their products and to accelerate their design process, achieving cost-effective and manufacturable products, and ensuring a smooth transition into high volume production. This group is also actively involved with research and development contracts for military applications.

Product Development

We believe that continued introduction of new products in our target markets is essential to our growth. Our commercial display products tend to have two or three year life cycles. We have assembled a group of highly skilled engineers who work internally as well as with our customers to continue our product development efforts. For fiscal years 2009, 2008 and 2007 we incurred total research and development expenses of $14.1 million, $16.0 million and $11.5 million, respectively. Research and development expenses, which primarily related to our internal development programs for new HBT and CyberDisplay products and development of the processes to manufacture CyberDisplay products using 8 inch wafers, were $10.6 million, $10.9 million and $8.3 million, respectively, for fiscal years 2009, 2008 and 2007.

III-V Products

We intend to continue developing HBT transistor wafers and other gallium arsenide products for advanced integrated circuit applications from other compound materials. We are working with current and potential customers in the development of the next generation of HBT transistor wafers, including developing GaN (Gallium Nitride) HEMT (high electron mobility transistor) wafers.

CyberDisplay™ Products

Our product development efforts are focused towards continually enhancing the features, functions and manufacturability of our CyberDisplay products. A principal focus of this effort is the improvement of manufacturing processes for very small active matrix pixels, which we will use in succeeding generations of our CyberDisplay products. The pixel size of our current CyberDisplay products ranges from 12 to 15 microns and we believe that we will be able to achieve a pixel size of less than 10 microns in commercial production. This pixel size is in contrast to a pixel size of approximately 100 microns in a typical laptop computer display. The resolution’s of our current commercially available CyberDisplay products are 521 x 218 (dot), 800 x 225 (dot), 200 x 225 (pixel), 320 x 240 (pixel), 640 x 480 (pixel), 854 x 480 (pixel), 800 x 600 (pixel) and 1,280 x 1,024 (pixel). In addition, we have demonstrated 2,560 x 2,048 resolution CyberDisplay products in a 1.5 inch diagonal display. We are also working on further decreasing the power consumption of our CyberDisplay products. Additional display development efforts include expanding the resolutions offered, increasing the quantity of CyberDisplay’s active matrix pixel arrays processed on each wafer by further reducing the display size, increasing the light throughput of our pixels, ,increasing manufacturing yields, increasing the functionality of our HLAs, and transitioning from our six inch CyberDisplay production line to an eight inch line.

Funded Research and Development

We have entered into various development contracts with agencies and prime contractors of the U.S. government. These contracts help support the continued development of our core technologies. We intend to continue to pursue U.S. government development contracts for applications that relate to our commercial and military product applications. Our contracts with U.S. government agencies and prime contractors to the U.S. government contain certain milestones relating to technology development and may be terminated by the government agencies prior to completion of funding. Our policy is to retain our proprietary rights with respect to the principal commercial applications of our technology. To the extent technology development has been funded by a U.S. federal agency, under applicable U.S. federal laws the federal agency has the right to obtain a non-exclusive, non-transferable, irrevocable, fully paid license to practice or have practiced this technology for governmental use. Revenues attributable to research and development contracts for fiscal years 2009, 2008 and 2007 totaled $6.5 million, $7.2 million and $4.0 million, respectively.

Competition

III-V Products

With respect to our HBT transistor wafers, we presently compete with several companies, including IQE, Visual Photonics Epitaxy Co. Ltd. (VPEC), and Hitachi Cable, as well as integrated circuit manufacturers with in-house transistor growth capabilities, such as RF Micro Devices and Fujitsu. For our III-V products, pricing competition is intense. The production of gallium arsenide integrated circuits has been and continues to be more costly than the production of silicon integrated circuits. Although we have reduced production costs of our HBT transistor wafers by achieving higher volumes and reducing raw material costs, we cannot be certain we will be able to continue to decrease production costs. In addition, we believe the costs of producing gallium arsenide integrated circuits by our customers will continue to exceed the costs associated with the production of competing silicon integrated circuits. As a result, we must target markets where these higher costs are justified by their superior performance.

CyberDisplay™ Products

The commercial display market is highly competitive and is currently dominated by large Asian-based electronics companies including Sharp, Hitachi, Seiko, Toshiba, Sony, NEC and Sanyo. The display market consists of multiple segments, each focusing on different end-user applications applying different technologies. Competition in the display field is based on price and performance characteristics, product quality and the ability to deliver products in a timely fashion. The success of our display product offerings will also depend upon the adoption of our CyberDisplay products by consumers as an alternative to traditional active matrix LCDs and upon our ability to compete against other types of well-established display products and new emerging display products such as pico-projectors. Particularly significant is the consumer’s willingness to use a near eye display device, a display viewed in a similar fashion as using a set of binoculars, as opposed to a direct view display which may be viewed from a distance of several inches to several feet. We cannot be certain that we will be able to compete against these companies and technologies or that the consumer will accept the use of such eyewear in general or our form factor specifically.

There are also a number of active matrix LCD and alternative display technologies in development and production. These technologies include reflective, field emission display, plasma, organic light emitting diode (OLEDs) and virtual retinal displays, some of which target the high performance small form factor display markets in which our military display products are sold. There are many large and small companies that manufacture or have in development products based on these technologies. Our CyberDisplay products will compete with other displays utilizing these and other competing display technologies.

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

Investments in Related Businesses

We own 78% of Kowon Technology Co. LTD (Kowon) located in South Korea. Kowon performs several back-end packing steps on our commercial displays. We consolidate the financial statements of Kowon as part of our financial statements. Kowon’s revenues are principally denominated in U.S. dollars and its local expenses are principally denominated in South Korean won. In addition, Kowon holds U.S. dollars to pay certain expenses including purchases from Kopin. Accordingly, Kowon’s operations are subject to exchange rate fluctuations. Kowon is an integral part of our consumer CyberDisplay assembly process, performing the back-end packaging processes to complete the display.

On July 30, 2009, we purchased an additional 19,572,468 newly issued shares of Kopin Taiwan Corp (KTC) common stock for approximately $5,975,000 from KTC (the “Transaction”), in order to obtain a controlling interest. On August 11, 2009, we also purchased an additional 128,226 shares of KTC from Microelectronics Technology Inc. (MTI), for $300,000. As a result of these two transactions and our previous investments in KTC, we own approximately 87% of the now outstanding common stock of KTC. The remaining 13% is held by other investors and employees of KTC. Commencing in the third quarter of 2009 we consolidated the financial statements of KTC as part of our financial statements. Prior to the third quarter of 2009 we owned approximately 35% of KTC and accounted for our ownership interest in its results of operations under the equity method.

The total purchase price, excluding the shares purchased from MTI which were accounted for as described below, was $6,574,742, and is comprised of:

Cash consideration	$5,975,414
Fair market value of Kopin’s previously held equity method investment in KTC	599,328

Total purchase price	$6,574,742

The allocation of the purchase price was as follows:

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

We accounted for the additional 1% of KTC’s equity acquired from MTI with the purchase of the 128,226 shares for $300,000 as an equity transaction. The carrying value of this additional 1% was approximately $40,000; accordingly the $260,000 difference between the carrying value of the additional 1% equity in KTC and the amount paid was recorded as additional equity of ours.

In 2008 we made loans to KTC totaling $2.0 million. For financial statement reporting purposes a portion of these loans were considered additional investment and were subject to equity accounting rules. Because of KTC’s liquidity problems $0.8 million was written-off under the equity method and the balance of the loans of $1.2 million were written-off during the year ended December 27, 2008. During 2008 we also recorded a bad debt reserve for the excess of what KTC owed us net of what we owed KTC. Subsequent to our July 30, 2009 purchase of shares from KTC, KTC repaid the outstanding loan due to us from KTC that we had previously written-off.

The following is a summary of amounts of income (expense) related to KTC which are recorded in our statement of operations for the fiscal years indicated:

	2009	2008
Loan to KTC repaid (written-off)	$1,187,937	$(1,187,937)
Equity losses	824,276	(824,276)
Reduction (increase) in bad debt allowance	506,762	(506,762)
Gain on remeasurement of Kopin’s previous investment in KTC (A)	599,000	—

(A)	We previously recorded our investment in KTC under the equity method and had written down the investment to $0. We remeasured and wrote-up our investment in KTC by approximately $599,000 which represented the fair market value of the investment immediately prior to the Transaction.

One of our Directors is chairman of KTC and owns approximately 1% of the outstanding common stock of KTC. This director is also an employee and stock holder of MTI.

On October 3, 2008 all of the outstanding common stock and assets of Kenet were sold for approximately $21.6 million net of which $2.4 million was withheld in escrow subject to certain closing conditions (Net Proceeds). In conjunction with the transaction Kopin recorded a loss of $2.7 million in fiscal year 2008. The acquisition agreement also provides for former shareholders of Kenet to earn up to an additional $14.0 million based on the sales of Kenet products during the period from January 3, 2009 until July 3, 2010 (Contingent Consideration). No Contingent Consideration was earned during fiscal year 2009. We will record any additional amounts to be received from the escrow or Contingent Consideration when such amounts have been agreed to by the parties to the Kenet sale.

We have a 19% interest in KoBrite, and are accounting for our ownership interest using the equity method. For each of the fiscal years 2009, 2008 and 2007 we recorded equity losses from our investment in KoBrite of $0.3 million.

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

Employees

As of December 26, 2009, our consolidated business employed 334 full-time and 5 part-time individuals. Of these, 12 hold Ph.D. degrees in Material Science, Electrical Engineering or Physics. Our management and professional employees have significant prior experience in semiconductor materials, device transistor and display processing, manufacturing and other related technologies. None of our employees are covered by a collective bargaining agreement. We consider relations with our employees to be good.

Sources and Availability of Raw Materials and Components

We rely on third party independent contractors for certain integrated circuit chip sets and other critical raw materials such as special glasses and chemicals. In addition, our higher-level CyberDisplay assemblies, binocular display module, and other modules include lenses, backlights, printed circuit boards and other components, which we purchase from third party suppliers. Some of these third party contractors and suppliers are small companies with limited financial resources. In addition, relative to the commercial market, the military buys a small number of units which prevents us from qualifying and buying components economically from multiple vendors. As a result, we are highly dependent on a select number of third party contractors and suppliers.

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

The global economy in general and the United States economy specifically are experiencing a historic period of uncertainty and decline which could impact our financial results and stock price, among other things.    The United States economy is experiencing severe liquidity issues, high levels of unemployment as compared to the recent past, and large federal budget deficits. These issues could have a severe adverse effect on our business and results of operation.

We have experienced a history of losses and have a significant accumulated deficit.    Since inception, we have incurred significant net operating losses and have not achieved consistent annual profitability. As of December 26, 2009 we had an accumulated deficit of $136.5 million. We believe that our products are targeted towards markets that are still developing and our competitive strength is creating new technologies. Accordingly we believe it is important to continue to invest in research and development even during periods when we are not profitable. Our philosophy and strategies may result in our incurring losses from operations and negative cash flow.

Our revenues, profitability and cash flows could be negatively affected if sales of our CyberDisplay products for military applications significantly declined.    A significant part of our fiscal year 2009 income from operations and our strategy to obtain profitability in fiscal year 2010 and beyond is to sell our CyberDisplay products for use in U.S. military applications because these products are sold with higher margins than our commercial display or III-V products. The U.S. federal government has incurred and is expected to continue to incur record federal budget deficits. Although we have been awarded programs to supply our display products for use in military applications these programs are subject to recurring funding by the U.S. government. The level of this funding may be affected by the federal budget deficits. If the U.S. government significantly reduces funding for these programs we will not be profitable.

Our revenues, profitability and cash flows could be negatively affected if sales of smart phones and similar devices do not continue to grow.    We sell our III-V products, primarily our Heterojunction Bipolar Transistor (HBT) wafers, to manufacturers of chip sets, such as Skyworks Solutions, who in turn sell the chip sets to wireless handset manufactures such as Nokia Corporation. The number of our products which ultimately end up in a wireless handset is dependent on the complexity of the wireless handset. For instance a “3G” or “smart phone” typically contains more of our III-V products than a basic wireless handset. An important factor in our strategy to grow our III-V product sales is based on the premise that the sales of smart phones and similar devices will become an increasing percentage of the overall sales of wireless handsets. If the sale of wireless handsets is more skewed to basic units even though the number of wireless handsets may increase or the overall wireless handset market declines at a faster rate than the adoption of smart phones and similar devices, our sales may decline and our ability to be profitable and generate cash flow could be negatively impacted.

In addition, we receive information from our customers as to how much of our inventory they possess but we do not receive verifiable information as to how much of our customers’ inventory is in the possession of their customers. Accordingly, because of the unpredictability of what actual handset sales will be in 2010 and our lack of information as to how much inventory is in the supply chain our ability to estimate sales of our III-V products is very limited.

If we are unable to reduce the cost of our products our financial results could be negatively impacted.    The sales prices of our commercial products and, to a lesser extent, our military products, have historically declined each year. Our strategy to maintain our gross margin is to improve manufacturing efficiencies and yields, increase production of larger diameter wafers (8-inch for display products and 6-inch for III-V products) and use our purchasing power to obtain reduced raw material and component pricing from our vendors. In 2009 we obtained an 87% interest in Kopin Taiwan Corporation (KTC) to increase our capacity to produce 6-inch HBT transistor wafers. In order to use KTC’s production capacity KTC’s production processes must be qualified by our customers. If we are unable to execute on our cost reduction strategies, in particular, our transition to larger diameter wafers and raw material purchasing strategy, our products may not be cost competitive with our competitors’ products which, may result in lower sales and reduced cash flow, and we may not be able to achieve profitability. Our purchasing power is predicated on the volumes of raw materials we buy which is directly related to our sales to certain significant customers.

Our revenue and cash flows could be negatively affected by the loss of any of the few customers who account for a substantial portion of our revenues.    A few customers account for a substantial portion of our revenues. In addition sales of our CyberDisplay products for military applications is a significant factor in our profitability and future growth. The table below indicates, for the past three fiscal years, percentages of our total revenues from certain customers and for our sales for military applications. The symbol “*” indicates that sales to that particular customer for the given year were below 10 percent of our total revenues.

	Sales as a Percent of Total Revenue
Customer	2009	2008	2007
Skyworks Solutions, Inc (A)	20%	20%	26%
Advanced Wireless Semiconductor Company	8	9	5
Military Customers (B)	45	32	16
United States Government Funded Research and Development Contracts	6	6	4
Raytheon Company (B)	14	*	*
DRS Technologies (B)	19	19	*
QiOptic (B)	*	*	*
Sanyo Electric Co. Ltd.	*	*	16

(A)	In addition to its internal capacity Skyworks Solution, Inc. (Skyworks) also uses Advanced Wireless Semiconductor Company (AWSC) to perform processing. We sell our HBT wafers directly to AWSC for use in Skyworks products as well as other customers. If we assume all of the HBT products we sold to AWSC were for Skyworks’ use the combined sales to Skyworks and AWSC would be 28%, 29% and 31% of or our revenues for the years ended 2009, 2008 and 2007, respectively.

(B)	Sales to Raytheon Company, DRS Technologies and QiOptic are included within the Military Customers category. QiOptic is a third party who is manufacturing products on behalf of BAE Systems.

A significant reduction or delay in orders from any of our significant commercial customers would materially reduce our revenue and cash flow and adversely affect our ability to achieve or maintain profitability in the future. If we experience a significant reduction or delay in orders from any of our significant military customers our revenues and cash flow will be negatively impacted and we will not achieve profitability in 2010, unless the other military customers increased orders to sufficiently offset the decline. The sales to Skyworks Solutions and, to some extent, AWSC have been under a purchase and supply agreement with Skyworks Solutions which expires in July 2010. If we do not renew the agreement on commercially reasonable terms our revenue, cash flow and our ability to achieve or maintain profitability in the future would be adversely impacted.

We may not be able to increase our military production capacity.    A critical part of our business strategy is to expand our military display production capacity and to implement a new manufacturing line which can utilize 8-inch wafers for our display production. Wafers with 8-inch diameters allow us to utilize more sophisticated manufacturing equipment and techniques which we believe is necessary to create smaller form factor, lower power, higher resolution displays. If we are unable to execute our military product display production facility plan, including the implementation of an 8-inch production line, or we can only manufacture and ship our CyberDisplay products in limited quantities, our revenues from CyberDisplay products may not grow, which may impact our ability to maintain profitability in the future.

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

Our ability to manufacture and distribute our CyberDisplay™ products would be severely limited if the third parties that we rely on to manufacture integrated circuits for our CyberDisplay™ products fail to provide those services.    We depend on a Taiwanese company and a Korean company for the fabrication of integrated circuits for our CyberDisplay products. We have no long-term contracts with either of these two companies. These two companies use different methods to manufacture the integrated circuits and a shortage at one company cannot necessarily be supplied by the other company. One of the companies entered and exited bankruptcy in 2009. If either company were to terminate its arrangement with us or become unable to provide the required capacity and quality on a timely basis, we may not be able to manufacture and ship our CyberDisplay products or we may be able to manufacture them in limited quantities until replacement foundry services can be obtained. Furthermore, we cannot assure investors that we would be able to establish alternative manufacturing and packaging relationships on acceptable terms.

Our reliance on these foundries involves certain risks, including but not limited to:

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

Due to natural disasters such as earthquakes and typhoons that have occasionally occurred in Taiwan, many Taiwanese companies, including the Taiwanese foundry we use, have experienced related business interruptions. Our business could suffer significantly if either of the foundries we use had operations which were disrupted for an extended period of time, due to natural disaster, political unrest or financial instability. In addition, our CyberDisplays are manufactured on 6-inch silicon wafers and we are transitioning to 8-inch wafers. We currently do not anticipate redesigning all of our displays made on 6-inch wafers so they can be manufactured on 8-inch wafers. Our current military products are primarily manufactured on 6-inch wafers. We cannot be assured that if the 6-inch manufacturing facilities we use were damaged they would be restored or whether our foundry service providers may decide to discontinue the operation of their 6-inch manufacturing lines. If the 6-inch manufacturing lines were discontinued and the displays had to be redesigned we may need to have the displays re-qualified by our customers, which would adversely affect our business until such qualification is complete.

Our customers who purchase display products for military applications typically incorporate our products into their products which are sold to the U.S. government under contracts. U.S. government contracts generally are not fully funded at inception and may be terminated or modified prior to completion, which could adversely affect our business.    Congress funds the vast majority of the federal budget on an annual basis, and Congress often does not provide agencies with all the money requested in their budget. Many of our customers’ contracts cover multiple years and, as such, are not fully funded at contract award. If Congress or a U.S. government agency chooses to spend money on other programs, our customer contracts may be terminated for convenience. Federal laws, collectively called the Anti-Deficiency Act, prohibit involving the government in any obligation to pay money before funds have been appropriated for that purpose, unless otherwise allowed by law. Therefore, the Anti-Deficiency Act indirectly regulates how the agency awards our contracts and pays our invoices.

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

The federal government may terminate a contract with us or our customer either “for convenience” (for instance, due to a change in its perceived needs) or if we default due to our failure or the failure of a subcontractor to perform under the contract. If the federal government terminates a contract with our customer our contract with our customers generally would entitle us to recover only our incurred or committed costs, settlement expenses and profit on the work completed prior to termination. However, under certain circumstances, our recovery costs upon termination for convenience of such a contract may be limited. As is common with government contractors, we have experienced occasional performance issues under some of our contracts. We may in the future receive show-cause or cure notices under contracts that, if not addressed to the federal government’s satisfaction, could give the government the right to terminate those contracts for default or to cease procuring our services under those contracts.

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

Most of our military sales are on a fixed-price basis, which could subject us to losses if there are cost overruns.    Under a fixed-price contract, we receive only the amount indicated in the contract, regardless of the actual cost to produce the goods. While firm fixed-price contracts allow us to benefit from potential cost savings, they also expose us to the risk of cost overruns. If the initial estimates that we use to calculate the sales price and the cost to perform the work prove to be incorrect, we could incur losses. In addition, some of our contracts have specific provisions relating to cost, scheduling, and performance. If we fail to meet the terms specified in those contracts, then our cost to perform the work could increase, which would adversely affect our financial position and results of operations. Some of the contracts we bid on have “Indefinite Delivery, Indefinite Quantity” or IDIQ provisions. This means we are bidding a fixed price but are not assured of the quantity the government will buy or when it will buy during the term of the contract. This means we are exposed to the risk of price increases for labor, overhead and raw materials during the term of the contract. We may incur losses on fixed-price and IDIQ contracts that we had expected to be profitable, or such contracts may be less profitable than expected, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

The eyewear market segment may not develop or may take longer to develop than we anticipate which will impact our ability to grow revenues.    Eyewear is the term we use to describe a device which is worn in a similar fashion as eye glasses and contains one or two CyberDisplays for the viewing of video images. The source of these video images may be storage devices such as video iPods, DVD players or digital multimedia broadcasting (DMB) tuners. Currently the consumer may view the image through a direct view LCD display which may range in size from one to four inches diagonal. We believe that the consumer will find this experience unsatisfactory and we believe eyewear will be a preferred solution. We sell to commercial eyewear manufacturers individual components such as the display, backlight and integrated circuits, or a binocular display module (BDM), which contains the various components combined into one unit, or we sell a complete eyewear solution which contains the BDM and audio elements combined in a ready to use product. The eyewear manufacturing companies which are currently buying our displays for eyewear products tend to be small with limited financial resources and in-house engineering expertise. Because of our strategy to reduce our efforts to sell our display products for use in low end digital still camera and camcorder applications we believe that eyewear is a critical product for the long term revenue and cash flow growth of the CyberDisplay product line. If the eyewear market does not develop or we are unable to create and manufacture products which meet the needs of the eyewear market we may be unable to grow CyberDisplay product revenues and our ability to maintain profitability will be adversely affected.

The market segment for our Golden-i products may not develop or may take longer to develop than we anticipate which may impact our ability to grow revenues.    Golden-i is a product platform which is targeted for industrial, military and “prosumer” markets. Golden-i is a combination of our display technologies with wireless and voice activated software technologies. We have demonstrated Golden-i products at various industry trade shows. However, we have not established definitive product introduction plans or manufacturing and sales strategies, The Golden-i products are significantly dependent on software which we have little experience in developing or selling. The Golden-i products are dependent on our ability to collaborate with software developers. If a market for Golden-i products does not develop or we are unable to create and manufacture Golden-i products we may be unable to grow CyberDisplay product revenues and our ability to maintain profitability may be adversely affected.

Our competitors can provide integrated solutions which could result in reduced market share or impact our ability to grow.    Many portable consumer electronic devices, including camcorders and digital still cameras, have two displays for viewing images, an electronic viewfinder (EVF) and a flip-out or group view display. We only provide the display that is used as the electronic viewfinder. Our competitors may offer both EVF and flip-out displays and both displays may be run by the same interface electronics. A customer who buys our display is required to buy the flip-out display from another vendor who may compete with us. This may require our customer to purchase additional interface electronics to run our display. Our competitors may be able to offer a bundled solution of both displays and the interface electronics cheaper than the cost of buying our display and the other display and the interface electronics separately. If we are unable to offer displays with sufficient performance advantages over other displays to justify the additional cost of buying individual components versus a bundled solution or if our customers can not procure cost efficient interface electronics to run our display products we may lose market share or be unable to grow our business which in turn would adversely affect our ability to maintain profitability.

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

We depend on third parties to provide integrated circuit chip sets and other critical raw materials for use with our CyberDisplay™ products.    We do not manufacture the integrated circuit chip sets necessary for use with our CyberDisplay products. Instead, we rely on third party independent contractors for these integrated circuit chip sets and other critical raw materials such as special glasses and chemicals. We also may use third parties to assemble our binocular display module (BDM). The critical raw materials, including the glasses and chemicals used in manufacturing the CyberDisplay products are used by other display manufacturers, many of which are much larger than Kopin. In addition, our higher-level CyberDisplay assemblies, BDMs, and other modules include lenses, backlights, printed circuit boards and other components, which we purchase from third party suppliers. Some of these third party contractors and suppliers are small companies with limited financial resources. In addition, relative to the commercial market, the military buys a small number of units which prevents us from qualifying and buying components economically from multiple vendors. If any of these third party contractors or suppliers were unable or unwilling to supply these integrated circuit chip sets or other critical raw materials to us, we would be unable to manufacture and sell our CyberDisplay products until a replacement supplier could be found. We cannot assure investors that a replacement third party contractor or supplier could be found on reasonable terms or in a timely manner. As recently as the third quarter of 2006, we have experienced situations when our vendors could not supply the quantity or quality of critical raw materials we needed. As a result, we were unable to meet customer demand and our revenues, manufacturing yield and gross margins were adversely affected. In addition, in 2008 and 2009 some of the vendors we use have experienced liquidity problems and have had difficulty obtaining inventory financing. Any interruption in our ability to manufacture and distribute our CyberDisplay products could cause our display business to be unsuccessful and the value of investors’ investment in us may decline.

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

We may have to record additional impairment losses.    In fiscal years 2009 and 2008 we recorded impairment charges totaling $0.9 million and $4.2 million, respectively, related to realized and unrealized losses on investments. In addition, our KoBrite joint venture has historically had losses from operations. If the equity and bond markets decline we may have to record additional losses. If the KoBrite joint venture generates operating losses in the future we will record additional losses, which will impact our ability to achieve or maintain profitability. In addition if KoBrite is unable to raise additional capital we may have to write-off our investment which will negatively impact our results of operations.

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

Fluctuations in operating results make financial forecasting difficult and could adversely affect the price of our common stock.    Our quarterly and annual revenues and operating results may fluctuate significantly for several reasons, including:

•	The timing and successful introduction of additional manufacturing capacity;

•	The timing of the initial selection of our III-V and CyberDisplay products as a component in our customers’ new products;

•	Availability of interface electronics for our CyberDisplay;

•	Competitive pressures on selling prices of our products;

•	The timing and cancellation of customer orders;

•	Our ability to introduce new products and technologies on a timely basis;

•	Our ability to successfully reduce costs;

•	The cancellation of U.S. government contracts; and

•	Our ability to secure agreements from our major customers for the purchase of our products.

We typically plan our production and inventory levels based on internal forecasts of customer demand, which are highly unpredictable and can fluctuate substantially. Our operating results are difficult to forecast because we continue to invest in capital equipment and increase our operating expenses for new product development.

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

Increased competition may result in decreased demand or lower prices for our products.    Competition in the markets for our products is intense and we may not be able to compete successfully. We compete with several companies, most of whom are much larger than us, who are primarily engaged in the business of designing, manufacturing and selling integrated circuits or alternative display technologies, as well as the supply of other discrete products. Our competitors could develop new process technologies that may be superior to ours, including technologies that target markets in which our products are sold. Many of our existing and potential competitors have strong market position, considerable internal manufacturing capacity, established intellectual property rights and substantial technological capabilities. Furthermore, they also have greater financial, technical, manufacturing, and marketing resources than we do, and we may not be able to compete successfully with them.

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

Disruptions of our production of our III-V and CyberDisplay products would adversely affect our operating results.    If we were to experience any significant disruption in the operation of our facilities, we would be unable to supply III-V and CyberDisplay products to our customers. Our manufacturing processes are highly complex and customer specifications are extremely precise. We periodically modify our processes in an effort to improve yields and product performance and to meet particular customer requirements. Although we have two domestic manufacturing facilities for our III-V products, only one of the facilities contains our quality control testing and inspection systems. Loss of this facility could prevent us from shipping product made at our other facility. Our third III-V production facility is located in Taiwan which periodically experiences earthquakes which may affect the ability of the facility to operate. Additionally, as we introduce new equipment into our manufacturing processes, our III-V and CyberDisplay products could be subject to especially wide variations in manufacturing yields and efficiency. We may experience manufacturing problems that would result in delays in product introduction and delivery or yield fluctuations. We are also subject to the risks associated with the shortage of raw materials used in the manufacture of our products.

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

We lease our domestic III-V product manufacturing facilities and corporate headquarters located in Taunton, Massachusetts. The Taunton facilities occupy 25,100 and 60,000 square feet, including 6,000 and 4,900 square feet of contiguous environmentally controlled production clean rooms. The Taunton facilities are occupied under leases that expire through 2020 and 2012.

We lease our 74,000 square foot CyberDisplay production facility in Westborough, Massachusetts, of which 10,000 square feet is contiguous environmentally controlled production clean rooms operated between Class 10 and Class 1,000 levels. The lease expires in March 2012. In addition to our Massachusetts facilities, we lease a 5,800 square foot design facility in Scotts Valley, California for developing prototypes of products incorporating our CyberDisplay product. This facility’s lease expires in October 2012.

Our subsidiary, Kowon Technology Co., LTD, owns two facilities in Kyungii-Do, South Korea, in which it manufactures its products and in which its corporate headquarters are located. These facilities occupy an aggregate of 28,000 square feet. Our subsidiary, Kopin Taiwan Corp, owns a facility in Hsin Shu Science Park, Hsin Shu Taiwan, in which it manufactures its products and in which its corporate headquarters are located. This facility occupies 46,800 square feet.

Item 3.	Legal Proceedings

We are engaged in legal proceedings arising in the ordinary course of business. On August 14, 2009, a complaint was filed against us and certain of our officers and directors in Massachusetts Superior Court in Bristol County, asserting that the defendants breached fiduciary duties in connection with the issuance of proxy statements, which allegedly contained false and misleading statements concerning certain of our past stock option grants. We served the plaintiff a motion to dismiss on October 27, 2009, and we are in the process of selecting a date for oral argument in this matter. Claims, suits, investigations and proceedings are inherently uncertain and it is not possible to predict the ultimate outcome of the matters previously discussed. While we will continue to defend ourselves vigorously in all such matters, it is possible that our business, financial condition, results of operations or cash flows could be affected in any particular period by the resolution of one or more of these matters.

Item 4.	Reserved

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Global Market under the symbol “KOPN.” The following table sets forth, for the quarters indicated, the range of high and low sale prices for the Company’s common stock as reported on the NASDAQ Global Market for the periods indicated.

	High	Low
Fiscal Year Ended December 26, 2009
First Quarter	$2.33	$1.47
Second Quarter	4.29	2.24
Third Quarter	4.92	3.15
Fourth Quarter	4.98	4.04

Fiscal Year Ended December 27, 2008
First Quarter	$3.37	$1.97
Second Quarter	3.26	2.57
Third Quarter	3.45	2.45
Fourth Quarter	3.20	1.46

As of March 5, 2010, there were approximately 492 stockholders of record of our common stock, which does not reflect those shares held beneficially or those shares held in “street” name.

In the past three years we have not sold any securities which were not registered under the Securities Act.

We have not paid cash dividends in the past, nor do we expect to pay cash dividends for the foreseeable future. We anticipate that earnings, if any, will be retained for the development of our businesses.

Equity Compensation Plan Information

The following table sets forth information as of December 26, 2009 about shares of the Company’s common stock issuable upon exercise of outstanding options, warrants and rights and available for issuance under our existing equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	3,660,334	$11.02	546,051	(3)
Equity compensation plans not approved by security holders(2)	677,568	$8.61	246,038

Total	4,337,902	$10.90	792,089

(1)	Consists of the 1992 Stock Option Plan and 2001 Equity Incentive Plan.
(2)	Consists solely of the 2001 Supplemental Equity Incentive Plan, which does not require the approval of, and has not been approved by, our stockholders. Non-qualified options were issued under such plan. See Footnote 5 of the financial statements for additional description of the 2001 Supplemental Equity Incentive Plan.
(3)	Options available under the 2001 Equity Incentive Plan.

Company Stock Performance

The following graph shows a five-year comparison of cumulative total shareholder return for the Company, the NASDAQ Stock Market and the S&P 500 Information Technology index. The graph assumes $100 was invested in each of the Company’s common stock, the NASDAQ Stock Market and the S&P 500 Information Technology index on December 31, 2004. Data points on the graph are annual. Note that historical price performance is not necessarily indicative of future performance.

Kopin Corporation

S&P 500 Information Technology Index

Nasdaq Stock Market - U.S. Index

The following table provides information regarding repurchases of common stock made by us during the fiscal quarter ended December 26, 2009:

Period	Total number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar of Shares that May Yet Be Purchased Under the Plans or Programs
	(a)	(b)	(c)	(d)
September 26, 2009 through October 31, 2009	—	$—	—	$—
November 1, 2009 through November 28, 2009	—	$—	—	$—
November 29, 2009 through December 26, 2009(1)	193,000	$3.55	—	$—

Total	193,000	$3.55	—

(1)	Amount represents shares of our common stock repurchased from employees in connection with the satisfaction of tax withholding obligations under restricted stock agreements between Kopin and certain of its key employees.

Item 6.	Selected Financial Data

This information should be read in conjunction with our consolidated financial statements and notes thereto, and our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Form 10-K.

	Fiscal Year Ended
	2009	2008	2007	2006	2005
	(in thousands, except shares and per share data)
Statement of Operations Data:
Revenues:
Net product revenues	$108,118	$107,582	$94,191	$65,902	$85,247
Research and development revenues	6,537	7,223	3,958	5,189	5,049

Total revenues	114,655	114,805	98,149	71,091	90,296
Expenses:
Cost of product revenues	75,983	77,980	78,625	49,293	54,970
Research and development—funded programs	3,586	5,076	3,157	4,908	6,498
Research and development—internal	10,561	10,898	8,300	5,341	5,766
Selling, general and administrative	14,136	15,980	18,009	19,317	14,114
Impairment charges(1)	—	—	—	—	518

	104,266	109,934	108,091	78,859	81,866

Income (loss) from operations	10,389	4,871	(9,942)	(7,768)	8,430
Other income and expense:
Interest income	2,181	3,281	4,451	4,786	3,596
Other income	856	93	85	468	76
Foreign currency transaction (losses) gains	(1,005)	2,296	93	(773)	(226)
Gain (loss) on loans to KTC	1,188	(1,188)	—	—	—
Gain on remeasurement of investment in KTC	599	—	—	—	—
Impairment of investment in Kenet	—	(2,691)	—	—	—
Other-than-temporary Impairment of marketable debt securities	(927)	(1,252)	—	—	—
Other-than-temporary impairment of Micrel common stock	—	(224)	(123)	—	—
Gain on sale of Micrel common stock	—	—	—	1,208	—
Gain on sale of patents	6,324	—	—	—	—
Interest and other expense	(128)	(44)	(68)	(56)	(122)

	9,088	271	4,438	5,633	3,324

Income (loss) before (provision) benefit from income taxes, equity earnings (losses) in unconsolidated affiliates, cumulative effect of accounting change and net loss (income) of noncontrolling interest	19,477	5,142	(5,504)	(2,135)	11,754
Tax (provision) benefit	(690)	(792)	(465)	273	(162)

Income (loss) before equity earnings (losses) in unconsolidated affiliates, cumulative effect of accounting change and net loss (income) of noncontrolling interest	18,787	4,350	(5,969)	(1,862)	11,592
Equity earnings (losses) in unconsolidated affiliates	483	(1,081)	(275)	(594)	(210)

Income (loss) before cumulative effect of accounting change and net loss (income) of noncontrolling interest	19,270	3,269	(6,244)	(2,456)	11,382
Cumulative effect of accounting change(2)	—	—	—	—	(443)

Net income (loss)	$19,270	$3,269	$(6,244)	$(2,456)	$10,939

Net loss (income) attributable to the noncontrolling interest	173	(683)	(312)	307	(435)
Net income (loss) attributable to the controlling interest	$19,443	$2,586	$(6,556)	$(2,149)	$10,504

Income (loss) before cumulative effect of accounting change per share:
Basic	$0.29	$0.04	$(0.10)	$(0.03)	$0.16
Diluted	$0.29	$0.04	$(0.10)	$(0.03)	$0.16
Cumulative effect of accounting change per share:
Basic	$—	$—	$—	$—	$(0.01)
Diluted	$—	$—	$—	$—	$(0.01)
Net income (loss) per share:
Basic	$0.29	$0.04	$(0.10)	$(0.03)	$0.15
Diluted	$0.29	$0.04	$(0.10)	$(0.03)	$0.15
Weighted average number of common shares outstanding:
Basic	66,850	67,876	67,544	68,064	69,334
Diluted	67,458	68,164	67,544	68,064	69,879

	Fiscal Year Ended
	2009	2008	2007	2006	2005
Balance Sheet Data:
Cash and cash equivalents and marketable debt securities	114,547	100,016	93,304	105,360	119,757
Working capital	134,198	116,841	107,931	116,119	128,950
Total assets	183,224	159,677	161,054	161,413	166,334
Long-term obligations	903	867	806	772	740
Total stockholders’ equity	164,302	141,394	141,034	145,423	150,798

(1)	The Company recorded a $0.5 million impairment charge in fiscal year 2005 as a result of its discontinuance of CyberLite LED manufacturing and development activities.
(2)	The Company adopted an accounting standard that required the Company to record a liability for asset retirement obligations in 2005.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We believe the following critical accounting policies are most affected by our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue Recognition

We recognize revenue if four basic criteria have been met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred and services rendered; (3) the price to the buyer is fixed or determinable; and (4) collectability is reasonably assured. We do not recognize revenue for products prior to customer acceptance unless we believe the product meets all customer specifications and has a history of consistently achieving customer acceptance of the product. Provisions for product returns and allowances are recorded in the same period as the related revenues. We analyze historical returns, current economic trends and changes in customer demand and acceptance of product when evaluating the adequacy of sales returns and other allowances. Certain product sales are made to distributors under agreements allowing for a limited right of return on unsold products. Sales to distributors are primarily made for sales to the distributors’ customers and not for stocking of inventory. We delay revenue recognition for our estimate of distributor claims of right of return on unsold products based upon our historical experience with our products and specific analysis of amounts subject to return based upon discussions with our distributors or their customers.

We recognize revenues from long-term research and development contracts on the percentage-of-completion method of accounting as work is performed, based upon the ratio of costs or hours already incurred to the estimated total cost of completion or hours of work to be performed. Revenue recognized at any point in time is limited to the amount funded by the U.S. government or contracting entity. We account for product development and research contracts that have established prices for distinct phases as if each phase were a separate contract. In some instances, we are contracted to create a deliverable which is anticipated to go into full production. In those cases, we discontinue the percentage of completion method after formal qualification of the deliverable has been completed and revenue is then recognized based on the criteria established for sale of products. In certain instances qualification may be achieved and delivery of production units may commence however our customer may have either identified new issues to be resolved or wish to incorporate a newer display technology. In these circumstances new units delivered will continue to be accounted for under the criteria established for sale of products.

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

Investment Valuation

At December 26, 2009 we held minority investments in Micrel Incorporated (Micrel) and Advance Wireless Semiconductor Company (AWSC), both publicly traded companies whose share price has been, and may continue to be, highly volatile. We consider these investments to be “available for sale” and accordingly account for fluctuations in the value of these investments in accumulated other comprehensive income. The fair market value of Micrel and AWSC were $1.6 million and $5.1 million at December 26, 2009, respectively.

We periodically make equity investments in private companies, accounted for on the cost or equity method, whose values are difficult to determine. When assessing investments in private companies for an other-than-temporary decline in value, we consider such factors as, among other things, the share price from the investee’s latest financing round, the performance of the investee in relation to its own operating targets and its business plan, the investee’s revenue and cost trends, the liquidity and cash position, including its cash burn rate and market acceptance of the investee’s products and services. Because these are private companies which we do not control we may not be able to obtain all of the information we would want in order to make a complete assessment of the investment on a timely basis. Accordingly, our estimates may be revised if other information becomes available at a later date.

In addition to the above we make investments in government and agency-backed securities and corporate debt securities. For all of our investments we provide for an impairment valuation if we believe a decline in the value of an investment is other-than-temporary, which may have an adverse impact on our results of operations. The determination of whether a decline in value is other-than-temporary requires that we estimate the cash flows we expect to receive from the security. We use publicly available information such as credit ratings and financial information of the entity that issued the security in the development of our expectation of the cash flows to be received. Historically, we have periodically recorded other than temporary impairment losses.

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of

We periodically review the carrying value of our long-lived assets to determine if facts and circumstances suggest that they may be impaired or that the amortization or depreciation period may need to be changed. The carrying value of a long-lived asset is considered impaired when the anticipated identifiable undiscounted cash flows from such asset are less than its carrying value. For assets that are to be held and used, impairment is measured based upon the amount by which the carrying amount of the asset exceeds its fair value. If our estimates of anticipated future cash flows or market conditions were incorrect, additional impairment charges may be required. We did not incur any long lived asset impairment charges in 2009, 2008 or 2007.

Product Warranty

We generally sell products with a limited warranty of product quality and a limited indemnification of customers against intellectual property infringement claims related to our products. We accrue for known warranty and indemnification issues if a loss is probable and can be reasonably estimated. As of December 26, 2009, we had a warranty reserve of $1.6 million, which represents the estimated liabilities for warranty claims in process, potential warranty issues customers have notified us about and an estimate based on historical failure rates. For the fiscal years 2009, 2008 and 2007, our warranty expense was approximately $1.2 million, $1.5 million and $0.6 million, respectively. If our estimates for warranty claims are incorrect, our profits would be impacted.

Income Taxes

We have historically incurred domestic operating losses from both a financial reporting and tax return standpoint. We establish valuation allowances if it appears more likely than not that our deferred tax assets will not be realized. These judgments are based on our projections of taxable income and the amount and timing of our tax operating loss carryforwards and other deferred tax assets. Given our federal operating tax loss carryforwards, we do not expect to pay domestic federal taxes in the near term. It is possible that we could pay domestic alternative minimum taxes and state income taxes. We are also subject to foreign taxes from our Korean and Taiwanese subsidiary operations.

Our income tax provision is based on calculations and assumptions that will be subject to examination by tax authorities. Despite our history of operating losses there can be exposures for state taxes, federal alternative minimum taxes or foreign tax that may be due. We regularly assess the potential outcomes of these examinations and any future examinations for the current or prior years in determining the adequacy of our provision for income taxes. Should the actual results differ from our estimates, we would have to adjust the income tax provision in the period in which the facts that give rise to the revision become known. Such adjustment could have a material impact on our results of operations. We have historically established valuation allowances against all of our net deferred tax assets because of our history of generating operating losses and restrictions on the use of certain items. Our evaluation of the recoverability of deferred tax assets has also included analysis of the expiration dates of net operating loss carryforwards.

Stock Compensation

There were no stock options granted in fiscal years 2009, 2008 or 2007. The fair value of nonvested restricted common stock awards is generally the market value of the Company’s equity shares on the date of grant. The nonvested common stock awards require the employee to fulfill certain obligations, including remaining employed by the Company for one, two or four years (the vesting period) and in certain cases meeting performance criteria. The performance criteria primarily consist of the achievement of the Company’s annual incentive plan goals. For nonvested restricted common stock awards which solely require the recipient to remain employed with the Company, the stock compensation expense is amortized over the anticipated service period. For nonvested restricted common stock awards which require the achievement of performance criteria, the Company reviews the probability of achieving the performance goals on a periodic basis. If the Company determines that it is probable that the performance criteria will be achieved, the amount of compensation cost derived for the performance goal is amortized over the service period. If the performance criteria are not met, no compensation cost is recognized and any previously recognized compensation cost is reversed. The Company recognizes compensation costs on a straight-line basis over the requisite service period for time vested awards. For awards that vest based on performance conditions, the Company uses the accelerated model for graded vesting awards.

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

We have two principal sources of revenues: product revenues and research and development revenues. Product revenues consist of sales of our III-V products, principally gallium arsenide (“GaAs”) HBT transistor wafers, and CyberDisplay products. Research and development revenues consist primarily of development contracts with agencies or prime contractors of the U.S. government. Research and development revenues were $6.5 million, or 5.7% of total 2009 revenues, $7.2 million, or 6.3% of total 2008 revenues and $4.0 million, or 4.0% of total revenues in 2007.

Kowon, our Korean subsidiary and one of our reportable segments, provides to us back-end packaging services related to our CyberDisplay products as well as selling displays to other customers. Kopin Taiwan Corporation (KTC), our Taiwanese subsidiary and one of our reportable segments, in conjunction with our two domestic facilities, manufactures our III-V products.

Fiscal Year 2009 Compared to Fiscal Year 2008

Revenues.    Our revenues, which include product sales and amounts earned from research and development contracts, for fiscal years 2009 and 2008 were as follows (in millions):

Revenues	2009	2008
III-V	$46.5	$47.0
CyberDisplay	68.2	67.8

Total	$114.7	$114.8

The decrease in our III-V revenues resulted from our customers reacting to the declining economic situation starting in late 2008 by reducing orders in the first quarter of 2009, and declining prices of our HBT products, partially offset by the consolidation of Kopin Taiwan Corporation’s (KTC) revenues for the five month period ending December 26, 2009. We believe there was an increase in demand of “3G” or “smart phones” in 2009 over 2008. 3G and smart phones offer more functions, for example web browsing, than a standard wireless handset. 3G and smart phones require more HBT transistors than a standard wireless handset to support the increased functionality. We believe the increase in industry sales of 3G and smart phones will continue in 2010. In the third quarter of 2009 we increased our ownership percentage of KTC from approximately 35% to 87% and commenced consolidating the results of KTC in the third quarter of 2009. Included in Kopin’s consolidated results of operations for 2009 is $1.2 million of revenues from KTC. Previous to the third quarter of 2009 we accounted for KTC on the equity method. KTC manufactures HBT transistor wafers primarily for us but also sells to other Taiwanese companies.

In July 2010 our purchase and supply agreement with our largest III-V customer, a customer which represented 28% of our 2009 revenues expires (see Item 1A, Risk Factors for explanation of percent of revenue calculation), subject to a last time buy option. If we do not renew this agreement or increase HBT sales to other customers our sales may decline. In addition, in 2010 this same customer is transitioning its production process from using 4-inch HBT transistor wafers to 6-inch HBT transistor wafers. We currently manufacture and sell both 4 and 6-inch transistor wafers. If we are unable to get our reactors, including the reactors at KTC, qualified by this and our other customers, or if we are able to get the reactors qualified but can not manufacture the quantity our customers require or can not manufacture on 6-inch HBT transistor wafers in a cost effective manner, our revenues and results of operations could decline significantly.

The increase in display revenues in fiscal year 2009 compared to fiscal year 2008 resulted from an increase in sales of our CyberDisplay products to customers that use them for military applications partially offset by decreases in sales of our products for consumer electronic and eyewear applications. Display revenues for 2009 and 2008 were as follows:

CyberDisplay Revenues by Category (in millions)	2009	2008
Military Applications	$51.5	$36.8
Consumer Electronic Applications	9.2	18.2
Eyewear Applications	1.8	6.4
Research & Development	5.7	6.4

Total	$68.2	$67.8

Revenues of our Korean subsidiary, Kowon, are included in CyberDisplay revenues and sales are primarily to us and Samsung Electronics for digital still camera and camcorder applications. Kowon’s revenues decreased as a result of lower demand from us due to lower sales of displays to customers that use them for digital still camera applications and a decline in demand from Samsung. Total CyberDisplay revenues by segment for 2009 and 2008 were as follows:

CyberDisplay Revenues by Segment (in millions)	2009		2008
Kopin U.S. revenues		$67.9		$62.2
Kowon revenues to other customers
Kowon revenues	$8.7		$20.6
Kowon sales to Kopin	(8.4)	0.3	(15.0)	5.6

Total Revenues		$68.2		$67.8

We have been reducing our emphasis on sales of our display products for certain digital still camera and camcorder applications because of the low gross profit margins from these sales, and, as a result, in addition to the impact on sales of consumer electronic products from the global economic downturn, we expect sales of our CyberDisplay products for digital still camera and camcorder applications to decline in 2010. We also anticipate, based on current discussions with our customers and certain contractual obligations, that the prices of certain of our products will decline in fiscal year 2010. We anticipate the average selling price of our HBT transistor wafers and display products sold to customers for consumer electronics applications will decline approximately 5% during fiscal year 2010 relative to 2009. We expect sales prices of our display products for military applications to remain relatively flat for 2010 as compared to 2009. The overall increase or decrease in the average sales price of our display products will be dependent on the sales mix of commercial and military display sales.

The back-end packaging manufacturing process of our displays which are sold for consumer applications is performed at Kowon. As discussed above, we expect sales of our consumer display products to decline in fiscal 2010 as compared to fiscal year 2009 levels. Kowon had a net loss of $0.9 million and net income of $3.2 million before intercompany eliminations for fiscal year 2009 and fiscal year 2008, respectively. Sales of our display products for use in consumer electronic applications may decline such that Kowon may have a loss from operations in 2010. If sales of our display products for consumer electronic applications do not increase or new markets are not identified, we may have to record impairment charges on Kowon’s long lived assets, which are recorded in our financial statements at $3.0 million at December 26, 2009.

We expect revenue of between $120 million and $130 million for fiscal year 2010, however, due to the current worldwide economic situation our ability to forecast revenues and results of operations is very limited. Our forecasts are based on our discussions with customers and our expectations about the future global economy and are not based on firm non-cancellable orders.

International sales represented 17% and 29% of product revenues for fiscal years 2009 and 2008 respectively. The decrease in international sales is primarily attributable to an increase in sales of our CyberDisplay products for U.S. military applications and III-V products to customers who are primarily U.S. based and a decline in sales of our display products for digital still camera and camcorder applications to Asian customers. We expect our 2010 revenues will primarily be from customers located in the U.S. International sales are primarily sales of CyberDisplay products to consumer electronic manufacturers located in Japan, Korea and China. Our international sales are primarily denominated in U.S. currency. Consequently, a strengthening of the U.S. dollar could increase the price in local currencies of our products in foreign markets and make our products relatively more expensive than competitors’ products that are denominated in local currencies, leading to a reduction in sales or profitability in those foreign markets. In addition, sales of our CyberDisplay products in Korea are transacted through our Korean subsidiary, Kowon Technology Co., LTD. Kowon’s sales are primarily denominated in U.S. dollars. However, Kowon’s local operating costs are primarily denominated in Korean won. Kowon also holds U.S. dollars in order to pay various expenses. As a result, our financial position and results of operations are subject to exchange rate fluctuation in transactional and functional currency. We have not taken any protective measures against exchange rate fluctuations, such as purchasing hedging instruments with respect to such fluctuations, because of the historically stable exchange rate between the Japanese yen, Korean won and the U.S. dollar.

Cost of Product Revenues.

	2009	2008
Cost of product revenue (in millions)	$76.0	$78.0
Cost of product revenue as a % of revenues	70.3%	72.5%

Cost of product revenues, which is comprised of materials, labor and manufacturing overhead related to our products, decreased approximately $2.0 million or 3% from 2008 to 2009. Our gross margin is affected by increases or decreases in the sales prices of our products, changes in raw material prices, unit volume of sales, manufacturing efficiencies and the mix of products sold. As discussed above our sales prices historically decline on an annual basis. Our overhead costs and, to a lesser extent, our labor costs are normally stable and do not fluctuate significantly during any twelve month period. Essentially, we consider labor and overhead costs to be fixed in nature over the short term and therefore profitability is very dependent on the sales prices of our products and the volume of sales. Gross margins increased in 2009, as compared to 2008, because of an increase in sales of our display products for military applications, which have higher margins, and a decline in sales of display products for consumer electronic applications which have comparatively lower margins. Offsetting these increases in gross margins was a decline in the average unit selling prices of our III-V products as compared to 2008. For 2010 we anticipate sale prices of display products for military applications to remain stable and sales prices of our III-V products for wireless handset applications and our displays products for consumer electronic applications to decline. As a result, in order for us to increase gross margins we need to increase manufacturing efficiencies and or increase the unit volume of sales.

There are a number of different display technologies which can produce displays in small form factors. We believe one of the benefits of our display technology is the ability to produce high resolution displays in small form factors. The camcorder and digital still camera markets are mature and the majority of these devices use low-resolution display products which results in our having limited, if any, competitive advantage over our competitors and, therefore, the ability to sell displays into these markets is very price dependent. Accordingly for us to generate display revenues with above average gross margins, we will need to increase sales to customers who buy our higher resolution display products, such as the military, or develop new categories, such as eyewear.

Research and Development.    Research and development (R&D) expenses are incurred in support of internal display and III-V product development programs or programs funded by agencies or prime contractors of the U.S. government and commercial partners. R&D revenues associated with funded programs are presented separately in revenue in the statement of operations. Research and development costs include staffing, purchases of materials and laboratory supplies, circuit design costs, fabrication and packaging of display products, and overhead. For fiscal years 2009 and 2008 R&D expense was as follows (in millions):

Research and development expense	2009	2008
Funded	$3.6	$5.1
Internal	10.5	10.9

Total	$14.1	$16.0

R&D expense decreased in 2009 as compared to the prior year primarily because of a decline in funded military programs. 2009 internal research and development expense was essentially the same as 2008.

Selling, General and Administrative.    Selling, general and administrative (S,G&A) expenses consist of the expenses incurred by our sales and marketing personnel and related expenses, and administrative and general corporate expenses.

	2009	2008
Selling, general and administrative expense (in millions)	$14.1	$16.0
Selling, general and administrative expense as a % of revenues	12.3%	13.9%

The decrease in S,G&A expenses in 2009 as compared to 2008 is attributable to decreases of approximately $0.7 million in allowance for bad debts, $0.3 million of depreciation expenses, $0.9 million of labor and stock based compensation expense and $0.3 million of professional fees partially offset by an increase in warranty expense of $0.1 million. Included in the $0.7 million of decline in bad debt expense is the reversal of a $0.5 million allowance for doubtful accounts established at December 27, 2008 for the possible uncollectible receivables from KTC. The reversal of the KTC allowance and the overall decrease in the allowance for doubtful accounts resulted in a net credit of $0.6 million in S,G&A. Accordingly, excluding the KTC transaction S,G&A would have been $14.6 million for 2009. A more complete description of the KTC allowance for doubtful accounts is below.

In December 2009 and April 2009, the Compensation Committee of the Company approved the issuance of 778,213 and 676,726, respectively, of restricted stock awards to certain of our employees. We issue restricted stock awards either as part of our annual incentive plan (incentive equity awards) or to induce a prospective employee or current employee to join us or remain with us for at least a certain period of time (retention equity awards). The number of shares of our common stock that an employee will ultimately receive and the compensation expense that we will ultimately recognize under an incentive equity award is based on achieving certain financial milestones and remaining with the Company for a specific period of time. In the case of retention equity awards shares earned are solely a function of time employed. We filed a proxy statement on April 20, 2001 describing the 2001 incentive plan, and we have also filed on behalf of certain officers and directors Form 4s with the Securities and Exchange Commission which detail the conditions under our officers can earn the restricted stock awards. The 2001 proxy statement and Form 4s are available on our website www.kopin.com. In December 2008 the Compensation Committee approved the issuance of 363,191 restricted stock awards to employees subject to certain conditions. These conditions were essentially the same conditions for the 2009 awards. In addition, as part of its Board of Director compensation in fiscal year 2009 and 2008 we issued 120,000 shares of restricted stock to our board members representing the annual grants for fiscal years 2009 and 2008. The equity awards to the Board of Directors vest 25% per year over the four years following the grant.

In connection with the issuance of the awards above, and the amortization of awards issued before fiscal year 2008, we recorded stock compensation expenses of $1.9 million and $2.7 million for fiscal years 2009 and 2008, respectively.

Other Income and Expense.

(in millions)	2009	2008
Interest income	$2.2	$3.3
Other income and expense, net	0.7	0.1
Foreign currency transaction (losses) gains	(1.0)	2.3
Other-than-temporary Impairment of marketable debt securities	(0.9)	(1.3)

Subtotal	1.0	4.4
Impairment of investment in Kenet	—	(2.7)
Other-than-temporary impairment of Micrel common stock	—	(0.2)
Gain (loss) on loans to KTC	1.2	(1.2)
Gain on remeasurement of investment in KTC	0.6	—
Gain on sale of patents	6.3	—

Other income and expense	9.1	0.3

Other income and expense, net, as shown above, is composed of interest income, foreign currency transaction and remeasurement gains and losses incurred by our Korean and Taiwanese subsidiaries, other-than temporary impairment on marketable debt securities, gains resulting from our obtaining a controlling interest in KTC and license fees. For 2009, we recorded $1.0 million of foreign currency losses as compared to $2.3 million of foreign currency gains for 2008. This was primarily attributable to decreased fluctuations in the US dollar and Korean won currency exchange rate. Other income and expense, net for 2009 and 2008 also included expenses of $0.9 million and $1.3 million, respectively, to record an impairment of certain marketable debt securities which were deemed other-than-temporarily impaired. In 2008 we recorded a loss of $2.7 million on the sale of our investment in Kenet and $0.2 million for an other-than-temporary impairment charge on our investment in Micrel.

As our marketable debt securities have matured we have been reinvesting in securities which, due to current interest rates, have lower yields than the securities which matured, accordingly we anticipate that our interest income will decline in 2010.

In conjunction with our obtaining a controlling interest in KTC in 2009 we recorded a gain of $0.6 million for the remeasurement of our investment in KTC to fair market value and $1.2 million related to the repayment of loans from KTC which had been previously written-off. In 2008 we loaned KTC $2.0 million and due to their liquidity problems, we had subsequently recorded (in 2008) both $0.8 million of equity losses in KTC and a loan loss reserve of $1.2 million. A more complete explanation of the impact on our financial statements from our obtaining a controlling interest in KTC is below.

In fiscal year 2008 we entered into an agreement wherein we agreed to sell certain patents we were no longer using to a party which would attempt to sub-license the patents. Under the terms of the agreement the amount we would receive for the sale of the patents was a percentage of any license fees, after expenses, from the sublicense. In 2009 we recorded $6.3 million of license fees from the sale of these patents. We do not expect to receive any material additional amounts from the sales of these patents.

Equity earnings (losses) in unconsolidated affiliates.    Our equity earnings (losses) in unconsolidated affiliates consists of our approximate 19% share of the losses of KoBrite totaling $0.3 million in 2009 and $0.3 million in 2008, offset by the effects of the repayment of a loan by KTC, which is discussed in more detail below, in 2009 of $0.8 million and our approximate 35% share in the losses of KTC totaling $0.8 million in 2008.

Tax (provision) benefit.    The provision for income taxes for the fiscal years ended 2009 and 2008 represent alternative minimum taxes owed to U.S. federal and state taxing authorities of $0.7 million and $0.3 million, respectively, and foreign taxes on the income of our subsidiary Kowon of $0.0 million and $0.5 million, for fiscal year 2009 and 2008, respectively. For 2010 we expect to have federal and state tax liabilities based on Alternative Minimum Tax rules. For state taxes, we expect to fully utilize our available state net operating loss carryforwards and accordingly we expect to have a state tax provision for financial reporting purposes in 2010. We do have net operating loss carryforwards for the state of California but California has currently suspended the use of this tax asset.

Net (income) loss attributable to noncontrolling interest.    We own approximately 78% of the equity of Kowon Technology Co. Ltd. (Kowon) and 87% of the equity of KTC. Net loss (income) attributable to the noncontrolling interest on the consolidated statement of operations represents the portion of the results of operations of Kowon and KTC which are allocated to the shareholders of the approximately 22% of Kowon and 13% of KTC not owned by us. The change in the net loss (income) attributable to the noncontrolling interest of our subsidiaries is as follows:

	2009	2008
Kowon	$0.3	$(0.7)
KTC	(0.1)	—

Total	$0.2	$(0.7)

Acquisition of the controlling interest in Kopin Taiwan Corporation (KTC).

On July 30, 2009, we purchased 19,572,468 new shares of KTC common stock for approximately $5,975,000 from KTC (the Transaction). We also purchased 128,226 shares of KTC from Microelectronics Technology Inc. (MTI) for $300,000. As a result of these two transactions and our previous investments in KTC, we own approximately 87% of the now outstanding common stock of KTC. The remaining 13% is held by other investors and employees of KTC. Subsequent to the Transaction, KTC repaid the outstanding balance of loans due to us from KTC in the aggregate amount of approximately $2,012,000. We have consolidated KTC beginning July 31, 2009.

The consolidated statement of operations for the periods shown below includes the following amounts (in millions) which were related to transactions with KTC:

	2009	2008
Gain on remeasurement of Kopin’s previous investment in KTC	$0.6	$—
Repayment of loan by KTC which was previously written-off	2.0	—
Reduction (increase) in bad debt allowance	0.5	(0.5)

In the year ended December 27, 2008 we recorded equity losses of approximately $0.8 million and a loan loss reserve of approximately $1.2 million in connection with $2.0 million we loaned KTC in fiscal 2008. As a result of the Transaction the loan was repaid, and in 2009 we recorded a gain on the loan repayment of approximately $1.2 million and equity in earnings of unconsolidated affiliates of $0.8 million.

In fiscal 2008, due to KTC’s liquidity problems we recorded allowances for possible bad debts for the excess amount KTC owed to us over what we owed KTC. At December 27, 2008, the allowance for possible bad debts was approximately $0.5 million. During the nine months ended September 26, 2009 we reduced the allowance to $0, resulting in a reduction of selling, general and administrative expenses of $0.5 million.

We previously recorded our investment in KTC under the equity method and wrote down the investment to $0. We remeasured and wrote-up our investment in KTC by approximately $0.6 million which represented the fair market value of the investment immediately prior to the Transaction.

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

Of the 1,273,016 awards, employees could earn 590,016 shares of the awards based on remaining with the Company for fiscal year 2008 and the product line the employee worked with achieved certain performance conditions in 2008. The remaining 682,500 restricted stock awards to employees and the Board of Directors requires them to fulfill certain obligations including continued employment with us or remaining on our Board of Directors for periods of either two or four years to earn their portion of the award.

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

During 2008 KTC incurred operating losses and, as a result, it experienced cash flow problems. On October 8, 2008 we entered into an agreement wherein we loaned KTC $2.0 million and received first and third liens on its building and certain equipment. For financial accounting reporting purposes $0.8 million of the $2.0 million was considered an equity investment and is included in Equity losses in unconsolidated affiliates. At December 27, 2008 we reviewed the collectability of the loan to KTC and recorded a loan loss reserve of $1.2 million based on KTC’s projected cash flows.

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

Equity losses in unconsolidated affiliates.    Our equity losses in unconsolidated affiliates consists of our approximate 28% share of the losses of KoBrite totaling $0.3 million in 2008 and $0.3 million in 2007 and our approximate 40% share in the losses of KTC totaling $0.8 million in 2008.

Tax (provision) benefit.    The provision for income taxes for the fiscal years ended 2008 and 2007 represent alternative minimum taxes owed to U.S. federal and state taxing authorities of $0.3 million and $0.1 million, respectively, and foreign taxes on the income of our subsidiary Kowon of $0.5 million and $0.4 million, for fiscal years 2008 and 2007, respectively.

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

Liquidity and Capital Resources

As of December 26, 2009, we had cash and equivalents and marketable debt securities of $114.5 million and working capital of $134.2 million compared to $100.0 million and $116.8 million, respectively, as of December 27, 2008. The increase in cash and equivalents and marketable securities was primarily due to cash provided by operating activities of approximately $23.4 million which was partially offset by capital expenditures of $3.7 million and repurchase of our common stock for $5.3 million.

We have a purchase and supply agreement with a significant HBT customer that expires in July 2010. This agreement also provides for a last time buy option. Under the terms of this agreement we have agreed to maintain capacity levels for manufacturing HBT wafers and we committed to a pricing schedule under certain circumstances.

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

We lease facilities located in Taunton and Westborough, Massachusetts, and Scotts Valley, California, under non-cancelable operating leases. We have two Taunton facilities, one whose lease expires in 2020 and the other in 2012. The Taunton lease which expires in 2020 may be extended for a 10 year term. The Westborough and Scotts Valley leases expire in 2012.

We expect to expend between $6.0 and $10.0 million on capital expenditures over the next twelve months, primarily for the acquisition of equipment to increase capacity in our III-V product line and implement the 8-inch production line for our CyberDisplay products.

As of December 26, 2009, we had substantial tax loss carry-forwards, which may be used to offset future federal taxable income. We may be subject to alternative minimum taxes, foreign taxes and state income taxes depending on our taxable income and sources of taxable income.

Historically we have financed our operations primarily through public and private placements of our equity securities. Over the past several years we have generated sufficient cash from operations to fund the business. We believe our available cash resources will support our operations and capital needs for at least the next twelve months.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

Seasonality

The markets for our III-V and consumer electronic CyberDisplay products are traditionally seasonal and we would expect that as our business matures, sales of these products would be strongest in the third quarter followed by our second quarter then our fourth quarter and our first quarter would be our lowest sales quarter. The market for our display products for military applications is not expected to be seasonal. The timing of new product introductions may disrupt the implied seasonality of our business and the increase or decrease in sales of our military products may reduce or increase the seasonal nature of our commercial product sales.

Climate Change

We do not believe there is anything unique to our business which would result in climate change regulations having a disproportional affect on us as compared to U.S. industry overall.

Inflation

We do not believe our operations have been materially affected by inflationary forces.

Contractual Obligations

The following is a summary of our contractual payment obligations for operating leases as of December 26, 2009:

Contractual Obligations	Total	Less than 1 year	1-3 Years	3-5 years	More than 5 years
Operating Lease Obligations	$7,778,106	$1,471,186	$2,847,545	$1,563,125	$1,896,250

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We invest our excess cash in high-quality U.S. government, government-backed (Fannie Mae, FDIC guaranteed bonds and certificates of deposit) and corporate debt instruments, which bear lower levels of relative risk. We believe that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations, and cash flows should not be material to our cash flows or income. It is possible that interest rate movements would increase our unrecognized gain or loss on interest rate securities. Included in other assets are equity investments in Micrel, Incorporated (Micrel) of approximately $1.6 million and Advanced Wireless Semiconductor Company (AWSC) of approximately $5.1 million, respectively, which are subject to changes in value because of either specific operating issues or overall changes in the stock market. We are exposed to changes in foreign currency exchange rates primarily through our translation of our foreign subsidiary’s financial position, results of operations, and transaction gains and losses as a result of non U.S. dollar denominated cash flows related to business activities in Asia, and remeasurement of United States dollars to the functional currency of our Kowon subsidiary. We are also exposed to the affects of exchange rates in the purchase of certain raw materials whose price is in U.S. dollars but the price on future purchases is subject to change based on the relationship of the Japanese Yen to the U.S. dollar. We do not currently hedge our foreign currency exchange rate risk. We estimate that any market risk associated with our international operations is unlikely to have a material adverse effect on our business, financial condition or results of operation. Our portfolio of marketable debt securities is subject to interest rate risk although our intent is to hold securities until maturity. The credit rating of our investments may be affected by the underlying financial health of the guarantors of our investments. We use Gallium Arsenide and Silicon wafers but do not enter into forward or futures hedging contracts.

Item 8.	Financial Statements and Supplementary Data

The financial statements required by this Item are included in this Report on pages 50 through 77. Reference is made to Item 15 of this Report.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the Company’s Board of Directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and include those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made in accordance with authorizations of management and directors of the company; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 26, 2009, based on the criteria outlined in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on their assessment, management concluded that, as of December 26, 2009, the Company’s internal control over financial reporting is effective based on those criteria.

Our independent registered public accounting firm that audited our consolidated financial statements included in this Form 10-K has issued an attestation report on our internal control over financial reporting. This report appears below.

Changes in Internal Control Over Financial Reporting

No significant changes were made to our internal controls during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Kopin Corporation

Taunton, Massachusetts

We have audited the internal control over financial reporting of Kopin Corporation and subsidiaries (the “Company”) as of December 26, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report On Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 26, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 26, 2009, of the Company and our report dated March 8, 2010 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the Company’s adoption of the accounting standard related to Business Combinations, effective for business combinations entered into after December 28, 2008.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts

March 8, 2010

Item 9B.	Other Information.

None

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required under this item is incorporated herein by reference from our Proxy Statement relating to our Annual Meeting of Shareholders to be held on April 29, 2010 (the Proxy Statement). In addition to the disclosures made in our Proxy Statement and incorporated by reference herein, information with respect to executive officers required by this item is set forth in Part I of this Report.

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

Our corporate governance guidelines, whistleblower policy and the charters of the audit committee, compensation committee and nominating and corporate governance committee of the Board of Directors as well as other corporate governance document materials are available on our website at www.kopin.com under the heading “Investors”, then “Corporate Governance” then “Governance Documents”.

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

(3) Exhibits

3.1	Amended and Restated Certificate of Incorporation	(2)

3.2	Amendment to Certificate of Incorporation	(5)

3.3	Amendment to Certificate of Incorporation	(5)

3.4	Fourth Amended and Restated By-laws	(8)

4	Specimen Certificate of Common Stock	(1)

10.1	Form of Employee Agreement with Respect to Inventions and Proprietary Information	(1)

10.2	Amended and Restated 1992 Stock Option Plan	(2	)*

10.3	1992 Stock Option Plan Amendment	(5	)*

10.4	1992 Stock Option Plan Amendment	(6	)*

10.5	Kopin Corporation 2001 Equity Incentive Plan	(7	)*

10.6	Kopin Corporation 2001 Equity Incentive Plan Amendment	(9	)*

10.7	Kopin Corporation 2001 Equity Incentive Plan Amendment	(10	)*

10.8	Kopin Corporation 2001 Equity Incentive Plan Amendment	(11	)*

10.9	Kopin Corporation 2001 Equity Incentive Plan Amendment	(13	)*

10.10	Kopin Corporation 2001 Supplemental Equity Incentive Plan	(6	)*

10.11	Form of Key Employee Stock Purchase Agreement	(1	)*

10.12	License Agreement by and between the Company and Massachusetts Institute of Technology dated April 22, 1985, as amended	(1)

10.13	Facility Lease, by and between the Company and Massachusetts Technology Park Corporation, dated October 15, 1993	(3)

10.14	Joint Venture Agreement, by and among the Company, Kowon Technology Co., Ltd., and Korean Investors, dated as of March 3, 1998	(4)

10.15	Sixth Amended and Restated Employment Agreement between the Company and Dr. John C.C. Fan, dated as of March 31, 2006	(14)

10.16	Kopin Corporation Form of Stock Option Agreement under 2001 Equity Incentive Plan	(12)*

10.17	Kopin Corporation 2001 Equity Incentive Plan Form of Restricted Stock Purchase Agreement	(12)*

10.18	Kopin Corporation Fiscal Year 2010 Incentive Bonus Plan	*

10.19	Kopin Corporation Stock Purchase Agreement of 19,572,468 share of Kopin Taiwan Corporation, (KTC) common stock	*

21.1	Subsidiaries of Kopin Corporation

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan required to be filed as an Exhibit to this Form 10-K.
(1)	Filed as an exhibit to Registration Statement on Form S-1, File No. 33-45853, and incorporated herein by reference.
(2)	Filed as an exhibit to Registration Statement on Form S-1, File No. 33-57450, and incorporated herein by reference.
(3)	Filed as an exhibit to Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference.
(4)	Filed as an exhibit to Annual Report on Form 10-Q for the quarterly period ended June 27, 1998 and incorporated herein by reference.
(5)	Filed as an exhibit to Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2000 and incorporated herein by reference.
(6)	Filed as an exhibit to Registration Statement on Form S-8, filed on November 13, 2001 and incorporated herein by reference.
(7)	Filed as an appendix to Proxy Statement filed on April 20, 2001 and incorporated herein by reference.
(8)	Filed as an exhibit to Annual Report on Form 8-K filed on December 12, 2008 and incorporated herein by reference.
(9)	Filed as an exhibit to Registration Statement on Form S-8 filed on August 16, 2002 and incorporated herein by reference.
(10)	Filed as an exhibit to Registration Statement on Form S-8 filed on March 15, 2004 and incorporated herein by reference.
(11)	Filed as an exhibit to Registration Statement on Form S-8 filed on May 10, 2004 and incorporated herein by reference.
(12)	Filed as an exhibit to Annual Report on Form 10-K for the fiscal year ended December 25, 2004 and incorporated herein by reference.
(13)	Filed as an exhibit to Registration Statement on Form S-8 filed on April 15, 2008 and incorporated herein by reference.
(14)	Filed as an exhibit to Annual Report on Form 10-K for the fiscal year ended December 27, 2008 and incorporated herein by reference.

KOPIN CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Kopin Corporation

Taunton, Massachusetts

We have audited the accompanying consolidated balance sheets of Kopin Corporation and subsidiaries (the “Company”) as of December 26, 2009 and December 27, 2008, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 26, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Kopin Corporation and subsidiaries as of December 26, 2009 and December 27, 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 26, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the accounting standard related to Business Combinations, effective for business combinations entered into after December 28, 2008.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 26, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts

March 8, 2010

KOPIN CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 26, 2009	December 27, 2008
ASSETS
Current assets:
Cash and equivalents	$54,832,744	$57,949,449
Marketable securities, at fair value	59,713,757	42,066,542
Accounts receivable, net of allowance of $583,000 and $664,000 in 2009 and 2008, respectively	14,637,510	14,394,306
Accounts receivable from unconsolidated affiliates, net of allowance of $0 and $507,000 in 2009 and 2008, respectively	2,988,894	2,814,447
Unbilled receivables	1,638,683	2,395,963
Inventory	16,453,869	13,269,486
Prepaid taxes	469,199	206,471
Prepaid expenses and other current assets	1,482,408	1,160,497

Total current assets	152,217,064	134,257,161
Property, plant and equipment	20,752,558	19,359,874
Other assets	10,254,846	6,060,460

Total assets	$183,224,468	$159,677,495

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,615,939	$7,744,005
Accounts payable to unconsolidated affiliates	—	992,990
Accrued payroll and expenses	2,569,187	2,304,210
Accrued warranty	1,600,000	1,250,000
Billings in excess of revenue earned	3,084,062	3,127,923
Other accrued liabilities	1,149,857	1,996,947

Total current liabilities	18,019,045	17,416,075
Asset retirement obligations	903,133	866,965
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $.01 per share: authorized, 3,000 shares; none issued	—	—
Common stock, par value $.01 per share: authorized, 120,000,000 shares; issued 74,379,008 shares in 2009 and 73,147,743 shares in 2008; outstanding 66,605,961 in 2009 and 68,257,748 in 2008	722,678	718,732
Additional paid-in capital	311,299,712	310,241,805
Treasury stock (5,661,879 and 3,615,480 shares in 2009 and 2008, respectively, at cost)	(19,852,316)	(14,552,865)
Accumulated other comprehensive income (loss)	4,556,813	(168,303)
Accumulated deficit	(136,540,351)	(157,757,433)

Total Kopin Corporation stockholders’ equity	160,186,536	138,481,936
Noncontrolling interest	4,115,754	2,912,519

Total stockholders’ equity	164,302,290	141,394,455

Total liabilities and stockholders’ equity	$183,224,468	$159,677,495

See Accompanying Notes to Consolidated Financial Statements.

KOPIN CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

Fiscal year ended	2009	2008	2007
Revenues:
Net product revenues	$108,118,271	$107,581,841	$94,191,465
Research and development revenues	6,536,486	7,223,696	3,957,648

	114,654,757	114,805,537	98,149,113
Expenses:
Cost of product revenues	75,982,694	77,979,570	78,624,626
Research and development-funded programs	3,586,372	5,075,774	3,157,452
Research and development-internal	10,560,662	10,898,268	8,300,285
Selling, general, and administration	14,136,482	15,980,362	18,008,967

	104,266,210	109,933,974	108,091,330

Income (loss) from operations	10,388,547	4,871,563	(9,942,217)
Other income and expense:
Interest income	2,180,678	3,281,297	4,450,623
Other income and expense	728,686	48,960	17,310
Foreign currency transaction gains (losses)	(1,005,184)	2,296,222	93,347
Gain (loss) on loans to KTC	1,187,937	(1,187,937)	—
Gain on remeasurement of investment in KTC	599,328	—	—
Impairment of investment in Kenet	—	(2,690,645)	—
Other-than-temporary impairment of marketable debt securities	(926,630)	(1,252,342)	—
Other-than-temporary impairment of Micrel common stock	—	(224,280)	(123,253)
Gain on sale of patents	6,323,934	—	—

	9,088,749	271,275	4,438,027

Income (loss) before provision for income taxes, and equity earnings (losses) in unconsolidated affiliates and net loss (income) of noncontrolling interest	19,477,296	5,142,838	(5,504,190)
Tax provision	(690,200)	(792,000)	(465,000)

Income (loss) before equity earnings (losses) in unconsolidated affiliates and net loss (income) of noncontrolling interest	18,787,096	4,350,838	(5,969,190)
Equity earnings (losses) in unconsolidated affiliates	483,057	(1,081,205)	(274,577)

Net income (loss)	$19,270,153	$3,269,633	$(6,243,767)
Net loss (income) attributable to the noncontrolling interest	173,217	(683,153)	(312,333)

Net income (loss) attributable to the controlling interest	$19,443,370	$2,586,480	$(6,556,100)

Net income (loss) per share
Basic	$0.29	$0.04	$(0.10)

Diluted	$0.29	$0.04	$(0.10)

Weighted average number of common shares outstanding:
Basic	66,849,890	67,876,385	67,543,957

Diluted	67,457,751	68,163,759	67,543,957

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Fiscal years ended	2009	2008	2007
Net income (loss)	$19,270,153	$3,269,633	$(6,243,767)
Foreign currency translation adjustments	1,682,514	(6,055,056)	49,256
Holding gain on marketable securities	4,615,316	853,808	679,702
Reclassifications of gains in net loss	(172,466)	(54,313)	(147,370)

Comprehensive income (loss)	$25,395,517	$(1,985,928)	$(5,662,179)
Comprehensive income (loss) attributable to the noncontrolling interest	$(188,854)	$636,849	$(71,763)

Comprehensive income (loss) attributable to the controlling interest	$25,206,663	$(1,349,079)	$(5,733,942)

See Accompanying Notes to Consolidated Financial Statements.

KOPIN CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (loss)	Accumulated Deficit	Total Kopin Corporation Stockholders’ Equity	Noncontrolling interest	Total Stockholders’ Equity
	Shares	Amount
Balance December 30, 2006	71,043,391	$710,434	$305,650,043	$(14,552,865)	$2,945,098	$(153,787,813)	$140,964,897	$4,457,724	$145,422,621
Exercise of stock options	95,849	958	278,920	—	—	—	279,878	—	279,878
Stock based compensation expense	—	—	2,254,556	—	—	—	2,254,556	—	2,254,556
Vesting of restricted stock	301,313	3,013	(3,013)	—	—	—	—	—	—
Net unrealized holding gain on marketable securities	—	—	—	—	532,332	—	532,332	—	532,332
Foreign currency translation adjustments	—	—	—	—	289,826	—	289,826	(240,570)	49,256
Restricted stock for tax withholding obligations	(83,089)	(831)	(280,149)	—	—	—	(280,980)	—	(280,980)
Kopin additional investment	—	—	—	—	—	—	—	(980,118)	(980,118)
Net loss	—	—	—	—	—	(6,556,100)	(6,556,100)	312,333	(6,243,767)

Balance December 29, 2007	71,357,464	$713,574	$307,900,357	$(14,552,865)	$3,767,256	$(160,343,913)	$137,484,409	$3,549,369	$141,033,778
Exercise of stock options	44,053	441	131,045	—	—	—	131,486	—	131,486
Stock based compensation expense	—	—	2,740,849	—	—	—	2,740,849	—	2,740,849
Vesting of restricted stock	633,571	6,336	(6,336)	—	—	—	—	—	—
Net unrealized holding gain on marketable securities	—	—	—	—	799,495	—	799,495	—	799,495
Foreign currency translation adjustments	—	—	—	—	(4,735,054)	—	(4,735,054)	(1,320,003)	(6,055,057)
Restricted stock for tax withholding obligations	(161,860)	(1,619)	(345,372)	—	—	—	(346,991)	—	(346,991)
Stock option tender offer	—	—	(178,738)	—	—	—	(178,738)	—	(178,738)
Net income	—	—	—	—	—	2,586,480	2,586,480	683,153	3,269,633

Balance December 27, 2008	71,873,228	$718,732	$310,241,805	$(14,552,865)	$(168,303)	$(157,757,433)	$138,481,936	$2,912,519	$141,394,455
Exercise of stock options	32,010	320	123,055	—	—	—	123,375	—	123,375
Vesting of restricted stock	555,604	5,556	(5,556)	—	—	—	—	—	—
Stock based compensation expense	—	—	1,884,340	—	—	—	1,884,340	—	1,884,340
Net unrealized holding gain on marketable securities	—	—	—	—	4,442,850	—	4,442,850	—	4,442,850
Foreign currency translation adjustments	—	—	—	—	1,320,443	—	1,320,443	362,071	1,682,514
Cumulative effect adjustment as of March 29, 2009 related to non credit-related losses on investments recorded in operations	—	—	—	—	(1,773,712)	1,773,712	—	—	—
Change in other-than-temporary impairment loss recorded in other comprehensive income (loss)	—	—	—	—	735,535	—	735,535	—	735,535
Acquisition of KTC equity interest	—	—	(259,739)	—	—	—	(259,739)	1,014,381	754,642
Restricted stock for tax withholding obligations	(193,000)	(1,930)	(684,193)	—	—	—	(686,123)	—	(686,123)
Treasury stock purchase	—	—	—	(5,299,451)	—	—	(5,299,451)	—	(5,299,451)
Net income	—	—	—	—	—	19,443,370	19,443,370	(173,217)	19,270,153

Balance December 26, 2009	72,267,842	$722,678	$311,299,712	$(19,852,316)	$4,556,813	$(136,540,351)	$160,186,536	$4,115,754	$164,302,290

See Accompanying Notes to Consolidated Financial Statements.

KOPIN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Fiscal year ended	2009	2008	2007
Cash flows from operating activities:
Net income (loss)	$19,270,153	$3,269,633	$(6,243,767)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	5,990,951	5,035,403	3,457,020
Amortization (accretion) of premium or discount on marketable debt securities	(260,687)	146,614	225,773
Loss on disposal of equipment	—	—	453,050
Stock-based compensation	1,884,340	2,740,849	2,254,557
Net gain on investment transactions	—	—	—
Losses in unconsolidated affiliates	(483,057)	1,081,205	274,577
Impairment on marketable debt securities	926,629	1,476,622	123,253
Loss on disposal of unconsolidated affiliate	—	2,690,645	—
(Gain) loss on loans to KTC	(1,187,937)	1,187,937	—
(Gain) on remeasurement of investment in KTC	(599,328)	—	—
Foreign currency losses (gains)	942,462	(2,296,222)	—
Change in allowance for bad debt	(588,066)	463,000	480,000
Change in other non-cash items	564,252	(105,682)	—
Changes in assets and liabilities:
Accounts receivable	3,703,840	(8,259,245)	(3,641,220)
Inventory	(2,666,190)	3,192,566	(4,880,725)
Prepaid expenses and other current assets	132,458	423,706	163,398
Accounts payable and accrued expenses	(4,228,801)	(2,330,171)	3,188,900
Billings in excess of revenue earned	(43,861)	2,954,072	14,584

Net cash provided by (used in) operating activities	23,357,158	11,670,932	(4,130,600)

Cash flows from investing activities:
Proceeds from sale of marketable securities	31,328,136	51,521,564	32,020,156
Purchase of marketable securities	(48,712,270)	(31,631,309)	(16,451,503)
Other assets	(41,781)	36,371	(23,325)
Proceeds from sale of investments	—	2,705,260	—
Cash paid to acquire KTC equity interest, net of cash acquired	212,380	—	—
Investment in Kowon	—	—	(980,118)
Proceeds from sale of property and equipment	426,537	—	—
Loans to unconsolidated affiliate	—	(2,012,213)	—
Capital expenditures	(3,684,629)	(3,334,079)	(7,637,451)

Net cash (used in) provided by investing activities	(20,471,627)	17,285,594	6,927,759

Cash flows from financing activities:
Treasury stock purchases	(5,299,451)	—	—
Investment in KTC as controlling interest was acquired	(300,000)	—	—
Settlements of restricted stock for tax withholding obligations	(686,123)	(346,991)	(280,980)
Proceeds from exercise of stock options	123,375	131,485	279,878

Net cash used in financing activities	(6,162,199)	(215,506)	(1,102)

Effect of exchange rate changes on cash	159,963	(1,539,631)	44,347

Net increase (decrease) in cash and equivalents	(3,116,705)	27,201,389	2,840,404
Cash and equivalents:
Beginning of period	57,949,449	30,748,060	27,907,656

End of period	$54,832,744	$57,949,449	$30,748,060

Supplemental disclosure of cash flow information:
Income taxes paid	$1,304,000	$238,000	$93,000

Supplemental schedule of noncash investing activities:
Construction in progress included in accrued expenses	$124,058	$258,804	$810,469

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

Fiscal Year

The Company’s fiscal year ends on the last Saturday in December. The fiscal years ended December 26, 2009, December 27, 2008 and December 29, 2007 each include 52 weeks and are referred to as fiscal years 2008, 2007 and 2006, respectively, herein.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, a majority owned (78%) subsidiary, Kowon Technology Co., Ltd. (Kowon), located in Korea and, a majority owned (87%) subsidiary Kopin Taiwan Corporation (KTC) located in Taiwan (collectively the “Company”). All inter-company transactions and balances have been eliminated. Amounts of Kowon and KTC not attributable to the Company are referred to as noncontrolling interests in the consolidated statements of operations. Investment in business entities in which the Company does not have control, but has the ability to exercise significant influence over operating and financial policies are accounted for by the equity method.

Revenue Recognition

The Company recognizes revenue if four basic criteria have been met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred and services rendered; (3) the price to the buyer is fixed or determinable; and (4) collectability is reasonably assured. The Company does not recognize revenue for products prior to customer acceptance unless it believes the product meets all customer specifications and the Company has a history of consistently achieving customer acceptance of the product. Provisions for product returns and allowances are recorded in the same period as the related revenues. The Company analyzes historical returns, current economic trends and changes in customer demand and acceptance of product when evaluating the adequacy of sales returns and other allowances. Certain product sales are made to distributors under agreements allowing for a limited right of return on unsold products. Sales to distributors are primarily made for sales to the distributor’s customers and not for their stocking of inventory. The Company delays revenue recognition for its estimate of distributor claims of right of return on unsold products based upon its historical experience with the Company’s products and specific analysis of amounts subject to return based upon discussions with the Company’s distributors or their customers.

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

KOPIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Marketable debt securities consist primarily of commercial paper, medium-term corporate notes, and United States government and agency backed securities. The Company classifies these marketable debt securities as available for sale at fair value in “Marketable Securities.” The investments in Micrel and AWSC are included in “Other Assets” as available-for-sale and at fair value. The Company records the amortization of premium and accretion of discounts on marketable debt securities in the results of operations.

The Company uses the specific identification method as a basis for determining cost and calculating realized gains and losses with respect to marketable debt securities. The gross gains and losses realized related to sales of marketable debt securities were not material during fiscal years 2009, 2008 and 2007.

Inventory

Inventory is stated at the lower of cost (determined on the first-in, first-out or specific identification method) or market and consists of the following at December 26, 2009 and December 27, 2008:

	2009	2008
Raw materials	$8,336,915	$7,679,199
Work-in-process	3,416,727	2,505,113
Finished goods	4,700,227	3,085,174

	$16,453,869	$13,269,486

Inventory on consignment at customer locations was $3.2 million and $2.3 million at December 26, 2009 and December 27, 2008, respectively.

Property, plant and equipment

Property, plant and equipment are recorded at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets, generally 3 to 10 years. Leasehold improvements and leased equipment are amortized over the shorter of the term of the lease or the useful life of

KOPIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the improvement or equipment. As discussed below, obligations for asset retirement are accrued at the time property, plant and equipment is initially purchased or as such obligations are generated from use.

Product Warranty

The Company generally sells products with a limited warranty of product quality and a limited indemnification of customers against intellectual property infringement claims related to the Company’s products. The Company accrues for known warranty and indemnification issues if a loss is probable and can be reasonably estimated, and accrues for estimated incurred but unidentified issues based on historical activity. As of December 26, 2009 and December 27, 2008, the Company had warranty reserves of $1.6 million and $1.3 million, respectively. For the fiscal years 2009, 2008 and 2007 warranty expense was approximately $1.2 million, $1.5 million and $0.6 million, respectively.

Asset Retirement Obligations

The Company recorded asset retirement obligations (ARO) liabilities of $0.9 million at December 26, 2009 and December 27, 2008, which represents the legal obligations associated with retirement of their assets when the timing and/or method of settling the obligation are conditional on a future event that may or may not be within the control of the Company. The Company also recorded accumulated depreciation charges of $0.5 million and $0.5 million, at December 26, 2009 and December 27, 2008, respectively, which represents the cumulative amortization of the capitalized long-lived asset associated with this obligation. The Company estimated the ARO using a discounted cash flow model that considered the Company’s cost of capital as well as increases in costs prior to settlement of the obligations and considered the probability that performance would be required.

2009
Asset retirement obligation as of December 27, 2008	$866,965
Additions liabilities incurred	—
Payment to settle liabilities	—
Accretion	36,168

Asset retirement obligation as of December 26, 2009	$903,133

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

Weighted average common shares outstanding used to calculate earnings per share, is as follows:

	2009	2008	2007
Weighted average common shares outstanding—basic	66,849,890	67,876,385	67,543,957
Stock options and nonvested restricted common stock	607,861	287,374	—

Weighted average common shares outstanding—diluted	67,457,751	68,163,759	67,543,957

The following were not included in weighted average common shares outstanding- diluted because they are anti-dilutive.

	2009	2008	2007
Nonvested restricted common stock	419,213	886,324	578,512
Stock options	3,953,387	5,823,032	6,858,322

Total	4,372,600	6,709,356	7,436,834

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

Fair Value of Financial Instruments

Financial instruments consist of current assets (except inventories, income tax receivables and prepaid assets) and certain current liabilities. Current assets (excluding marketable securities which are recorded at fair value) and current liabilities are carried at cost, which approximates fair value.

Stock-Based Compensation

The fair value of stock option awards is estimated on the date of grant using the Black-Scholes-Merton option-pricing model. There were no stock options granted in fiscal years 2009, 2008 or 2007. The fair value of nonvested restricted common stock awards is generally the market value of the Company’s equity shares on the

KOPIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

date of grant. The nonvested restricted common stock awards require the employee to fulfill certain obligations, including remaining employed by the Company for one, two or four years (the vesting period) and in certain cases also meeting performance criteria. The performance criteria primarily consist of the achievement of the Company’s annual incentive plan goals. For nonvested restricted common stock awards which solely require the recipient to remain employed with the Company, the stock compensation expense is amortized over the anticipated service period. For nonvested restricted common stock awards which require the achievement of performance criteria, the Company reviews the probability of achieving the performance goals on a periodic basis. If the Company determines that it is probable that the performance criteria will be achieved, the amount of compensation cost derived for the performance goal is amortized over the service period. If the performance criteria are not met, no compensation cost is recognized and any previously recognized compensation cost is reversed. The Company recognizes compensation costs on a straight-line basis over the requisite service period for time vested awards. For awards that vest based on performance conditions, the Company uses the accelerated model for graded vesting awards.

Comprehensive Income (Loss)

Comprehensive income (loss) is the total of net income (loss) and all other non-owner changes in equity including such items as unrealized holding gains (losses) on marketable equity and debt securities classified as available-for-sale and foreign currency translation adjustments.

The components of accumulated other comprehensive income (loss) is as follows:

	Cumulative Translation Adjustment	Unrealized Holding (Loss) Gain on Marketable Securities	Non-Credit Related Losses on Investments	Accumulated Other Comprehensive Income (Loss)
Balance as of December 30, 2006	$3,679,146	$(734,048)	$—	$2,945,098
Changes during year	289,826	532,332	—	822,158

Balance as of December 29, 2007	3,968,972	(201,716)	—	3,767,256
Changes during year	(4,735,054)	799,495	—	(3,935,559)

Balance as of December 27, 2008	(766,082)	597,779	—	(168,303)
Changes during year	1,320,443	4,442,850	(1,038,177)	4,725,116

Balance as of December 26, 2009	$554,361	$5,040,629	$(1,038,177)	$4,556,813

Impairment Charge

The Company periodically reviews the carrying value of our long-lived assets to determine if facts and circumstances suggest that they may be impaired or that the amortization or depreciation period may need to be changed. The carrying value of a long-lived asset is considered impaired when the anticipated identifiable undiscounted cash flows from such asset are less than its carrying value. For assets that are to be held and used, impairment is measured based upon the amount by which the carrying amount of the asset exceeds its fair value. The carrying value of the Company’s long-lived assets was $20.7 million at December 26, 2009.

KOPIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recently Adopted Accounting Pronouncements

Business Combinations

In December 2007, the FASB issued amendments to ASC 805-Business Combinations (“ASC 805”), which established principles and requirements for the acquirer of a business to recognize and measure in its financial statements the identifiable assets (including in-process research and development and defensive assets) acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The amendments to ASC 805 were effective for financial statements issued for fiscal years beginning after December 15, 2008. Prior to the adoption of these new principles, in-process research and development costs were immediately expensed and acquisition costs were capitalized. Under ASC 805 all acquisition costs are expensed as incurred. The standard also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of the business combination. The Company applied the provisions of ASC 805 in the accounting for the acquisition of the controlling interest in KTC in 2009. As a result of the adoption of these new principles, a gain was recorded on the remeasurement of the Company’s previously held equity method interest in KTC.

Accounting for Noncontrolling Interests

On December 28, 2008 the Company adopted new guidance related to the presentation of noncontrolling interests in the consolidated financial statements. This guidance established accounting and reporting standards for noncontrolling interests in a subsidiary and for deconsolidation of a subsidiary.

This guidance has been applied to all periods presented herein. All previous references to “minority interests” in the consolidated financial statements have been changed to “noncontrolling interests” and are summarized as follows:

•

“Net income” includes “Net income (loss) attributable to noncontrolling interests” and “Net income attributable to the controlling interest” in the Consolidated Statements of Operations. No change was required to the presentation of net income (loss) per share.

•

The Consolidated Balance Sheets present “Noncontrolling interests” as a component of “Total equity.” “Noncontrolling interests” is equivalent to the previously reported “Minority interest.” “Total Kopin Corporation stockholders’ equity” is equivalent to the previously reported “Total stockholders’ equity.”

•

“Comprehensive income (loss)” includes “Comprehensive income (loss) attributable to noncontrolling interests” and “Comprehensive income (loss) attributable to the controlling interest” and is included in the Consolidated Statements of Stockholders’ Equity. “Comprehensive income (loss) attributable to the controlling interest” is equivalent to the previously reported “Comprehensive income (loss).”

Other-Than-Temporary Impairments

In 2009, the FASB issued guidance related to the recognition and presentation of other-than-temporary impairments (OTTI), which was adopted by the Company in the second quarter of 2009. This guidance requires the Company to assess whether OTTI is present when the fair value of a debt security is less than its amortized cost basis at the balance sheet date. Under these circumstances an other-than-temporary impairment is considered to have occurred (1) if the Company intends to sell the security; (2) if it is “more likely than not” the Company will be required to sell the security before recovery of its amortized cost basis; or (3) the present value of expected cash flows is not sufficient to recover the entire amortized cost basis.

This guidance further requires the Company to estimate the amount of OTTI resulting from a decline in the credit worthiness of the issuer (credit-related OTTI) and the amount of non credit-related OTTI. Noncredit-

KOPIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

related OTTI can be caused by such factors as market illiquidity. Credit-related OTTI is recognized in earnings while noncredit-related OTTI on securities not expected to be sold is recognized in other comprehensive income (OCI). In accordance with the new guidance the Company reclassified $1.8 million of non credit-related OTTI recognized in its earnings prior to the second quarter of 2009, from retained earnings to accumulated OCI as a cumulative effect adjustment. This amount will be accreted to the investments over the remaining maturity periods, as an adjustment through other comprehensive income.

During the period from the beginning of the second quarter of 2009 to December 26, 2009, the Company recorded an increase to the investments and a decrease to accumulated other comprehensive income of $736,000 to reflect the accretion.

2.    Property, Plant and Equipment

Property, plant and equipment consisted of the following at December 26, 2009 and December 27, 2008:

	Useful Life	2009	2008
Land		$825,518	$760,269
Buildings	10 years	4,733,651	2,135,036
Equipment	3-5 years	44,616,765	41,451,287
Leasehold improvements	Life of the lease	14,342,476	13,882,281
Furniture and fixtures	3 years	379,524	360,724
Equipment under construction		2,729,186	1,391,661

		67,627,120	59,981,258
Accumulated depreciation and amortization		(46,874,562)	(40,621,384)

		$20,752,558	$19,359,874

During fiscal 2007 the Company recognized losses on disposal of equipment of $453,000. There were no gains or losses on disposals of long-lived assets in fiscal years 2009 and 2008. Depreciation expense for the fiscal years 2009, 2008 and 2007 was approximately $5,991,000, $5,035,000 and $3,457,000 respectively.

3.    Other Assets and Amounts Due To / Due From Affiliates

Other assets consist of the following as of December 26, 2009 and December 27, 2008:

	2009	2008
Marketable Equity Securities
Micrel Inc.	$1,640,678	$1,464,892
AWSC.	$5,122,133	—
Non-Marketable Equity Securities
Equity Method Securities
KTC	—	—
KoBrite	3,298,419	3,639,638
Cost Method Securities
AWSC	—	774,588
Other	193,616	181,342

	$10,254,846	$6,060,460

KOPIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Marketable Equity Securities

As of December 26, 2009 and December 27, 2008, the Company held approximately 200,000 shares of Micrel common stock with a fair market value of $1.6 million and an adjusted cost basis of approximately $1.5 million. The adjusted cost basis reflects a $0.2 million and $0.1 million other-than-temporary charge to the statement of operations to reduce the carrying value to fair market value at December 27, 2008 and December 29, 2007, respectively. This investment is considered to be an available-for-sale security and, accordingly, the investment is carried on the consolidated statement of financial position at fair market value and unrealized gains and losses resulting from the difference between its adjusted cost and fair market value are recorded in other comprehensive income

As of December 26, 2009 the Company had an investment in Advance Wireless Semiconductor Company (AWSC), with a fair market value of $5.1 million and an adjusted cost basis of $0.9 million. As of December 27, 2008, this investment was considered a cost method investment. In 2009 AWSC completed an initial public offering on a Taiwanese stock market. This investment is now classified as an available for sale marketable security and its fair market value is determined by reference to quoted market prices. One of the Company’s Directors is a director of AWSC and several directors and officers of Kopin own amounts ranging from 0.1% to 0.5% of the outstanding stock of AWSC.

Non-Marketable Securities—Equity Method Investments

Equity gains (losses) in unconsolidated affiliates recorded in the consolidated statement of operations are as follows:

	2009	2008	2007
KoBrite	$(341,219)	$(256,929)	$(274,577)
KTC	824,276	(824,276)	—

Total	$483,057	$(1,081,205)	$(274,577)

The Company has an approximate 19% interest in KoBrite at December 26, 2009. The Company accounts for its interest using the equity method and at December 26, 2009 the carrying value of the investment was $3.3 million. KoBrite’s results are recorded one quarter in arrears. In June 2008, one of the Company’s Directors, who is also the chairman of KTC, was elected to the Board of Directors of Bright LED, one of the principal investors of KoBrite.

At December 27, 2008, the Company had an approximate 35% interest in Kopin Taiwan Corp (KTC), and the Company recorded its interest in the results of operations of KTC under the equity method for the fiscal years ending 2008 and 2007 and for the first seven months of 2009.

On July 30, 2009, the Company purchased an additional 19,572,468 newly issued shares of KTC common stock for approximately $5,975,000, from KTC (the “Transaction”). The results of KTC were consolidated with the results of the Company from this date forward. On August 11, 2009, the Company also purchased an additional 128,226 shares of KTC from Microelectronics Technology Inc. (MTI), for $300,000. As a result of these two transactions and the Company’s previous investments in KTC, the Company owns approximately 87% of the now outstanding common stock of KTC. The remaining 13% is held by other investors and employees of KTC.

KOPIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The total purchase price, excluding the shares purchased from MTI which were accounted for as described below, was $6,574,742, and is comprised of:

Cash consideration	$5,975,414
Fair market value of Kopin’s previously held equity method investment in KTC	599,328

Total purchase price	$6,574,742

The allocation of the purchase price is as follows:

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

The Company accounted for the additional 1% of KTC’s equity it acquired from MTI with the purchase of the 128,226 shares for $300,000 as an equity transaction. The carrying value of this additional 1% was approximately $40,000; accordingly the $260,000 difference between the carrying value of the additional 1% equity in KTC and the amount paid was recorded as a reduction of equity of the Company.

The consolidated statement of operations for the periods includes the following amounts which were recorded as a result of the extending credit to KTC in 2008 and the Transaction in 2009:

	2009	2008
Gain on remeasurement of Kopin’s previous investment in KTC	$599,000	$—
Repayment of loan by KTC which was previously written-off	2,012,000	—
Reduction (increase) in bad debt allowance	507,000	(507,000)

In the year ended December 27, 2008 the Company recorded equity losses of approximately $0.8 million and a loan loss reserve of approximately $1.2 million in connection with $2.0 million it loaned KTC in fiscal 2008. Subsequent to the Transaction the loan was repaid and in 2009 the Company recorded a gain on the loan repayment of approximately $1.2 million and equity in earnings of unconsolidated affiliates of approximately $0.8 million.

In fiscal 2008, due to KTC’s liquidity problems the Company recorded allowances for possible bad debts for the excess of what KTC owed the Company over what the Company owed KTC. At December 27, 2008, the allowance for possible bad debts was approximately $0.5 million. During the nine months ended September 26, 2009 the Company reduced the allowance to $0, resulting in a reduction of selling, general and administrative expenses of approximately $0.5 million.

The Company previously recorded its investment in KTC under the equity method and had written down the investment to $0. The Company remeasured and wrote-up its investment in KTC by approximately $0.6 million which represented the fair market value of the investment immediately prior to the Transaction.

KOPIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

One of the Company’s Directors is chairman of KTC and owns approximately 1% of the outstanding common stock of KTC. This director is also an employee and stock holder of MTI and is a member of the Board of Directors of KoBrite.

Included in the Company’s consolidated statement of operations for 2009 is $0.6 million of net income from KTC which represents KTC’s results of operations from July 30, 2009, the date the Company took a controlling interest in KTC, through December 26, 2009. The following supplemental pro forma disclosures are provided for the years ended December 26, 2009 and December 27, 2008, assuming the acquisition of the controlling interest in KTC had occurred as December 30, 2007 (the first day of the Company’s 2008 fiscal year). All intercompany transactions have been eliminated.

	December 26, 2009	December 27, 2008	December 29, 2007
Revenues	$115,114,000	$118,049,000	$102,891,000
Net income	16,629,000	4,453,000	(6,652,000)

Summarized financial information for KTC for the period ended July 31, 2009 and the years ended December 31, 2008 and 2007 and for KoBrite for the years ended September 30, 2009, 2008 and 2007 are as follows:

	2009	2008	2007
Current assets	$19,378,000	$11,746,000	$16,845,000
Non current assets	18,782,000	22,878,000	26,232,000
Current liabilities	12,487,000	7,986,000	8,896,000
Non current liabilities	—	—	615,000
Revenues	13,573,000	14,611,000	13,744,000
Margin (loss) income	(389,000)	(1,024,000)	1,007,000
Loss from operations	(2,793,000)	(4,340,000)	(1,602,000)
Net loss	$(2,410,000)	$(4,651,000)	$(1,900,000)

On October 3, 2008 all of the outstanding common stock and assets of Kenet were sold for approximately $21.6 million, net of $2.4 million which was withheld in escrow subject to certain closing conditions (Net Proceeds). In conjunction with the transaction Kopin recorded a loss of $2.7 million in fiscal year 2008. The acquisition agreement also provides for former shareholders of Kenet to earn up to an additional $14.0 million based on the sales of Kenet products during the period from January 3, 2009 until July 3, 2010 (Contingent Consideration). No Contingent Consideration was earned during fiscal year 2009. We will record any additional amounts to be received from the escrow or Contingent Consideration when such amounts have been agreed to by the parties to the Kenet sale.

Amounts Due from and Due to Affiliates

Receivables from related parties at December 26, 2009 and December 27, 2008 approximate the following amounts:

	December 26, 2009	December 27, 2008
Advanced Wireless Semiconductor	$2,885,000	$1,821,000
KTC	—	993,000
KoBrite	105,000	—

Accounts receivable from unconsolidated affiliates	$2,990,000	$2,814,000

KOPIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has a non-trade receivable from KoBrite of $453,000, shown in prepaid expenses and other current assets.

The table below shows amounts sold by the Company (revenues), and amounts purchased by the Company (purchases) from the indicated affiliate:

	2009		2008		2007
	Revenues	Purchases	Revenues	Purchases	Revenues	Purchases
Advanced Wireless Semiconductor	$8,641,000	$—	$12,461,000	$—	$7,341,000	$—
KTC	—	—	2,000	3,872,000	3,000	4,490,000

Total	$8,641,000	$—	$12,463,000	$3,872,000	$7,344,000	$4,490,000

The Company has a loan to a non-officer employee for approximately $140,000 at December 26, 2009, which is currently due.

In fiscal year 2008 the Company entered into an agreement wherein it agreed to sell certain of its patents that it was no longer using to a third party who would attempt to sub-license the patents. Under the terms of the agreement the amount the Company would receive for the sale of the patents was a percentage of any license fees, after expenses, from the sublicense. In 2009, the Company recorded $6.3 million, respectively, of license fees from the sale of these patents.

4.    Financial Instruments

Fair Value Measurements

Financial instruments are categorized as either Level 1, Level 2 or Level 3 based upon the method by which their fair value is computed. An investment is categorized as Level 1 when its fair value is based on unadjusted quoted prices in active markets for identical assets that the Company has the ability to access at the measurement date. An investment is categorized as Level 2 if its fair market value is based on quoted market prices for similar assets in active markets, quoted prices for identical or similar assets in markets that are not active, based on observable inputs such as interest rates, yield curves, or derived from or corroborated by observable market data by correlation or other means. An investment is categorized as Level 3 if its fair value is based on assumptions developed by the Company about what a market participant would use in pricing the assets.

The following table details the fair value measurements within the fair value hierarchy of the Company’s financial assets:

		Fair Value Measurement at December 26, 2009 Using:
		Level 1	Level 2	Level 3
Money Markets and Cash Equivalents	$54,832,744	$54,832,744	$—	$—
U.S. Government Securities	29,789,904	29,789,904	—	—
Corporate Debt	29,923,853	2,434,824	27,489,029	—
Micrel, Inc.	1,640,678	1,640,678	—	—
Advanced Wireless Semiconductor Company	5,122,133	5,122,133	—	—

	$121,309,312	$93,280,283	$27,489,029	$—

KOPIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

		Fair Value Measurement at December 27, 2008 Using:
		Level 1	Level 2	Level 3
Money Markets and Cash Equivalents	$57,949,449	$57,949,449	$—	$—
U.S. Government Securities	25,887,362	25,887,362	—	—
Corporate Debt	16,179,180	—	16,179,180	—
Micrel, Inc.	1,464,892	1,464,892	—	—

	$101,480,883	$85,301,703	$16,179,180	$—

The corporate debt consists of floating rate notes with a maturity that is over multiple years but has interest rates which are reset every three months based on the then current three month London Interbank Offering Rate (3 month Libor). The Company determines the fair market values of these corporate debt instruments through the use of a model which incorporates the 3 month Libor, the credit default swap rate of the issuer and the bid and ask price spread of same or similar investments which are traded on several markets.

Marketable Debt Securities

Investments in available-for-sale marketable debt securities are as follows at December 26, 2009 and December 27, 2008:

	Amortized Cost		Unrealized Gains		Unrealized Losses		Fair Value
	2009	2008	2009	2008	2009	2008	2009	2008
U.S. government and agency backed securities	$29,601,836	$25,353,439	$188,068	$533,923	$—	$—	$29,789,904	$25,887,362
Corporate debt	29,433,451	16,154,722	490,402	24,458	—	—	29,923,853	16,179,180

Total	$59,035,287	$41,508,161	$678,470	$558,381	$—	$—	$59,713,757	$42,066,542

The contractual maturity of the Company’s marketable debt securities is as follows at December 26, 2009

	Less than One year	One to Five years	Greater than Five years	Total
U.S. government and agency backed securities	$3,511,392	$26,278,512	$—	$29,789,904
Corporate debt	3,277,983	16,793,870	9,852,000	29,923,853

Total	$6,789,375	$43,072,382	$9,852,000	$59,713,757

Other-than-Temporary Impairments

The Company reviews its marketable debt securities on a quarterly basis for the presence of other-than-temporary impairment (OTTI).

If the Company determines that an OTTI has occurred it further estimates the amount of OTTI resulting from a decline in the credit worthiness of the issuer (credit-related OTTI) and the amount of non credit-related OTTI. Noncredit-related OTTI can be caused by such factors as market illiquidity. Credit-related OTTI is recognized in earnings while noncredit-related OTTI on securities not expected to be sold is recognized in other comprehensive income (OCI). The Company reclassified $1.8 million of non credit-related OTTI recognized in its earnings prior to March 29, 2009 from retained earnings to accumulated OCI as a cumulative effect adjustment when it adopted a new accounting standard in the second quarter of 2009.

KOPIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Included in Other Income and Expense is an impairment charge on investments in corporate debt instruments of $0.9 million and $1.3 million for fiscal years 2009 and 2008, respectively. No impairment charges related to corporate debt instruments were recorded in fiscal 2007.

5.    Stockholders’ Equity and Stock-Based Compensation

In December 2008, the Company’s Board of Directors authorized the repurchase of up to $15 million of the Company’s common stock in open market or negotiated transactions. In 2009 the Company purchased 2,046,399 shares of its common stock for $5,299,451.

The Company has stock-based awards outstanding under several plans. The Company’s 1992 Stock Option Plan, which expired on December 31, 2001, permitted the granting of stock options and authorized 15,000,000 shares of common stock (including shares issued upon exercise of options granted pursuant to the Company’s 1985 Stock Option Plan). In 2001, the Company adopted a 2001 Equity Incentive Plan (the Equity Plan) and a 2001 Supplemental Equity Plan (the Supplemental Plan). The Equity Plan was approved by shareholders and the Supplemental Plan was approved by the Board of Directors of the Company. The Equity Plan, as amended, permits the granting of both nonqualified and incentive stock options and restricted stock awards. The Equity Plan authorized 7,100,000 shares of common stock, which may be issued to employees, non-employees, and members of the Board of Directors (the Board). The Supplemental Plan authorized 1,300,000 shares of common stock, which may be issued to employees and certain non-employees and only permits the issuance of nonqualified stock options and restricted common stock awards. The option price of statutory incentive stock options shall not be less than 100% of the fair market value of the stock at the date of grant, or in the case of certain statutory incentive stock options, at 110% of the fair market value at the time of the grant. The option price of nonqualified stock options is determined by the Board or Compensation Committee. Options must be exercised within a ten-year period or sooner if so specified within the option agreement. The term and vesting period for restricted stock awards and options granted under the Equity Plan and the Supplemental Plan are determined by the Board’s compensation committee.

The Company has available approximately 800,000 shares of common stock available for issuance under the Company’s stock award plans in excess of shares of common stock which have already been reserved for under previously issued equity awards.

KOPIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Options

A summary of stock option activity under the stock award plans as of December 26, 2009 and changes during the twelve month period is as follows:

	2009
	Shares	Weighted Average Exercise Price
Balance, beginning of year	5,825,532	$11.68
Options granted	—	—
Options forfeited/cancelled	(1,455,620)	14.18
Options exercised	(32,010)	3.85

Balance, end of year	4,337,902	$10.90

Exercisable, end of year	4,337,902

The following table summarizes information about stock options outstanding and exercisable at December 26, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.01—$ 3.55	132,500	5.98	$3.42	132,500	$3.42
$ 3.75—$ 4.97	1,137,145	3.59	4.45	1,137,145	4.45
$ 5.00—$ 9.95	1,108,001	3.18	6.01	1,108,001	6.01
$10.00—$13.00	1,097,912	1.77	11.57	1,097,912	11.57
$14.31—$44.88	862,344	1.12	25.99	862,344	25.99

	4,337,902	2.60	$10.90	4,337,902	$10.90

Aggregate intrinsic value on December 26, 2009	$242,293			$242,293

No stock options were issued in 2009, 2008 or 2007. The intrinsic value of options exercised in 2009, 2008 and 2007 was approximately $81,000, $7,000 and $87,000, respectively.

Cash received from option exercises under all share-based payment arrangements was approximately $0.1 million and $0.1 million for fiscal years 2009 and 2008, respectively. No tax benefits were realized during this period due to the existence of tax net operating loss carryforwards.

KOPIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NonVested Restricted Common Stock

The Company has issued shares of nonvested restricted common stock to certain employees. Each award requires the employee to fulfill certain obligations, including remaining employed by the Company for one, two or four years (the vesting period) and in certain cases also meeting performance criteria. A summary of the activity for nonvested restricted common stock awards as of December 26, 2009 and changes during the twelve months then ended is presented below:

	Shares	Weighted Average Grant Fair Value
Balance December 27, 2008	1,274,515	$2.65
Granted	1,645,939	3.36
Forfeited	(253,684)	1.94
Vested	(555,604)	2.72

Balance, December 26, 2009	2,111,166	$3.27

The forfeitures in 2009 were primarily due to fact that the performance criteria were not met related to these awards.

Stock-Based Compensation

The following table summarizes stock-based compensation expense related to employee stock options and nonvested restricted common stock awards for the fiscal years 2008, 2007 and 2006 (no tax benefits were recognized):

	2009	2008	2007
Cost of product revenues	$475,461	$715,056	$581,808
Research and development	231,890	441,080	244,598
Selling, general and administrative	1,176,989	1,584,713	1,428,150

Total	$1,884,340	$2,740,849	$2,254,556

Total unrecognized compensation expense for the nonvested restricted common stock as of December 26, 2009 totals $4,480,000 million and is expected to be recognized over a period of 2 years.

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

	Percent of Gross Accounts Receivable
Customer	2009	2008
Skyworks Solutions, Inc.	13%	14%
Advanced Wireless Semiconductor Co.	15	11
DRS Technologies	13	19
Raytheon Company	14	*
QiOptiq	*	12

Sales to significant non-affiliated customers, for fiscal years 2009, 2008 and 2007, as a percentage of total revenues is shown in the table below. Note the caption “Military Customers in Total” in the table below includes Raytheon, DRS Technologies and QiOptic, but excludes research and development contracts. (The symbol “*” indicates that sales to that customer were less than 10% of the Company’s total revenues.)

	Sales as a Percent of Total Revenue
	Fiscal Year
Customer	2009	2008	2007
Skyworks Solutions, Inc.	20%	20%	26%
Advanced Wireless Semiconductor Company	8	9	5
Military Customers in Total	45	32	16
United States Government Funded Research and Development Contracts	6	6	4
DRS Technologies	19	19	*
Raytheon Company	14	*	*
QiOptic	*	*	*
Sanyo Electric Co, Ltd.	*	*	16

Skyworks Solutions, Inc. (Skyworks Solutions) also uses the foundry services of Advanced Wireless Semiconductor Company (AWSC) to process the Company’s HBT transistor wafers on their behalf. The Company sells HBT transistor wafers directly to AWSC for eventual resale by AWSC to Skyworks Solutions. AWSC also purchases HBT transistor wafers from the Company for the processing and sale to other customers. The Company does not know exactly how many HBT transistor wafers sold to AWSC are for eventual delivery to Skyworks Solutions but believes the sales to Skyworks Solutions and AWSC should be aggregated for purposes of assessing the concentration of risk.

KOPIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.    Income Taxes

The provision (benefit) for income taxes consists of the following for the fiscal years indicated:

	Fiscal Year
	2009	2008	2007
Current
Federal	$251,000	$181,000	$—
State	468,000	158,000	43,000
Foreign	(29,000)	453,000	422,000
Deferred
Federal	6,532,000	736,000	(1,756,000)
State	1,414,000	1,627,000	(469,000)
Foreign	(100,000)	364,000	(10,000)
Change in valuation allowance	(7,846,000)	(2,727,000)	2,235,000

	$690,000	$792,000	$465,000

Net operating losses utilized in 2009 and 2008 to offset federal and state taxes were $6,923,000 and $3,527,000, respectively.

The actual income tax provision (benefit) reported from operations are different than those which would have been computed by applying the federal statutory tax rate to loss before income tax benefit. A reconciliation of income tax benefit as computed at the U.S. federal statutory income tax rate to the provision for income tax benefit is as follows:

	Fiscal Year
	2009	2008	2007
Tax provision (benefit) at U.S. statutory rates	$6,817,000	$1,127,000	$(1,926,000)
State tax liability (benefit)	1,718,000	1,730,000	(441,000)
Foreign tax rate difference	10,000	(228,000)	(259,000)
Nondeductible expenses	(40,000)	56,000	4,000
Utilized/expired net state operating loss carryforwards	(134,000)	(862,000)	990,000
Provision to tax return adjustments and state tax rate change	(1,432,000)	1,039,000	(1,845,000)
(Increase) Reduction of credits	(636,000)	(348,000)	686,000
Non-deductible equity compensation	3,882,000	1,272,000	1,021,000
Other, net	(1,649,000)	(267,000)	—
Change in valuation allowance	(7,846,000)	(2,727,000)	2,235,000

	$690,000	$792,000	$465,000

Pretax foreign (losses) earnings were approximately ($401,000), $3,669,000 and $1,946,000 for the fiscal years 2009, 2008 and 2007, respectively. The Company has not received any remittance of any earnings from its foreign operations nor does it intend to in the foreseeable future. Accordingly, U.S. income taxes were not provided for approximately $10.1 million of undistributed earnings of the Company’s Korean subsidiary and $0.6 million of undistributed earnings of the Company’s Taiwan subsidiary.

KOPIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred taxes are provided to recognize the effect of temporary differences between tax and financial reporting. Deferred income tax assets and liabilities consist of the following:

	Fiscal Year
	2009	2008
Deferred tax assets:
Federal net operating loss carryforwards	$10,212,000	$15,662,000
State net operating loss carryforwards	28,000	162,000
Equity awards	4,025,000	7,183,000
Tax credits	4,176,000	3,820,000
Equipment	4,034,000	3,540,000
Investments	9,271,000	5,550,000
Other	4,658,000	8,333,000

Net deferred tax assets	36,404,000	44,250,000
Valuation allowance	(36,404,000)	(44,250,000)

	$—	$—

As of December 26, 2009, the Company has available for tax purposes federal net operating loss carryforwards (NOLs) of $29.2 million expiring through 2029. The Company has recognized a full valuation allowance on its net deferred tax assets due to the uncertainty of realization of such assets. The change in the valuation allowance during 2009 was due to a decrease in deferred tax assets of $2.2 million and the utilization and provision to tax return adjustments related to NOLs of $5.6 million.

The Company has not historically recorded, nor does it intend to record the tax benefits from stock awards until realized. Unrecorded benefits from stock awards approximated $12.1 million at December 26, 2009.

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

International jurisdictions have statutes of limitations generally ranging from 3 to 7 years after filing of the respective return. Years still open to examination by tax authorities in major jurisdictions include Korea (2004 onward), Japan (2004 onward), Hong Kong (2006 onward) and Taiwan (2008 onward, as their government has concluded audits through 2007). The Company is not currently under examination in these jurisdictions.

KOPIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.    Accrued Warranty

The Company warrants its products against defect for 12 months. A provision for estimated future costs and estimated returns for credit relating to warranty is recorded in the period when product is shipped and revenue recognized, and is updated as additional information becomes available. The Company’s estimate of future costs to satisfy warranty obligations is based primarily on historical warranty expense experienced and a provision for potential future product failures. Changes in the accrued warranty for fiscal years 2009 and 2008 are as follows:

	Fiscal Year Ended
	December 26, 2009	December 27, 2008
Beginning Balance	$1,250,000	$1,030,000
Additions	1,530,000	1,720,000
Claim and reversals	(1,180,000)	(1,500,000)

Ending Balance	$1,600,000	$1,250,000

9.    Employee Benefit Plan

The Company has an employee benefit plan pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended. The plan allows employees to defer an amount of their annual compensation up to a current maximum of $15,500 if they are under the age of 50 and $22,000 if they are over the age of 50. The Company matches 50% of all deferred compensation up to a maximum of 3% of each employee’s annual compensation. The amount charged to operations in connection with this plan was approximately $200,000, $192,000 and $209,000 in fiscal years 2009, 2008 and 2007, respectively.

10.    Commitments and Contingencies

Leases

The Company leases facilities located in Taunton and Westborough, Massachusetts, and Scotts Valley, California, under non-cancelable operating leases. The Taunton leases expire in 2012 and 2020. The Westborough lease expires in 2012. The Scotts Valley lease terminates in 2012. Substantially all real estate taxes, insurance and maintenance expenses under these leases are the Company’s obligations and are expensed as incurred and were immaterial. The following is a schedule of minimum rental commitments under non-cancelable operating leases at December 26, 2009:

Fiscal Year ending,	Amount
2010	1,471,000
2011	1,494,000
2012	892,000
2013	461,000
2014	461,000
Thereafter	2,999,000

Total minimum lease payments	$7,778,000

Amounts incurred under operating leases are recorded as rent expense on a straight line basis and aggregated approximately $1.5 million in fiscal years 2009, 2008, and 2007.

KOPIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Agreements

The Company has entered into various license agreements which require payment of royalties based upon a set percentage of product sales, subject in some cases, to certain minimum amounts. Total royalty expense approximated $20,000, $20,000 and $15,000, respectively, in fiscal years 2009, 2008 and 2007.

The Company has a purchase and supply agreement with a significant HBT customer that expires in July 2010, excluding a last time buy option contained in the agreement. Under the terms of this agreement, the Company agreed to maintain capacity levels for manufacturing HBT wafers and the Company committed to a pricing schedule under certain circumstances. The agreement also requires the Company to give prior notice if the Company exits its HBT product line. In consideration for this agreement the customer agreed to source 100% of its HBT wafer needs from the Company subject to the customer’s right to source HBT wafers from other sources if the Company is unable to meet their requirements under certain circumstances. The Company agreed that failure to meet its supply obligations under the agreement would allow the Company’s customer to obtain court ordered specific performance and if the Company does not perform it could then be liable for monetary damages up to a maximum of $40.0 million. To date the Company has met its commitments under this agreement.

Included in Billings in excess of revenue earned is $2.8 million which was received in 2008 from a state grant. Amounts from this grant are earned by achieving certain employment levels and other conditions through 2017. In the event the Company does not achieve these employment levels some or all of the $2.8 million will be refunded.

11.    Litigation

The Company is engaged in legal proceedings arising in the ordinary course of business. On August 14, 2009, a complaint was filed against us and certain of our officers and directors in Massachusetts Superior Court in Bristol County, asserting that the defendants breached fiduciary duties in connection with the issuance of proxy statements, which allegedly contained false and misleading statements concerning certain of our past stock option grants. We served the plaintiff a motion to dismiss on October 27, 2009, and we are in the process of selecting a date for oral argument in this matter. Claims, suits, investigations and proceedings are inherently uncertain and it is not possible to predict the ultimate outcome of the matters previously discussed. While the Company will continue to defend itself vigorously in all such matters, it is possible that the Company’s business, financial condition, results of operations or cash flows could be affected in any particular period by the resolution of one or more of these matters.

12.    Segments and Geographical Information

The Company’s chief operating decision maker is its Chief Executive Officer. The Company’s chief operating decision maker evaluates the operating results of the Company’s reportable segments based on revenues and net income (loss).

KOPIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Effective as of July 31, 2009, when the Company obtained a controlling interest in KTC, KTC is now a reportable segment. The Company has three operating and reportable segments: i) Kopin US, which includes the operations in the United States and the Company’s equity method investments, ii) Kowon and iii) KTC (commencing in 2009). The following table presents the Company’s reportable segment results for the years ended 2009, 2008 and 2007:

	Kopin U.S.	Kowon	KTC	Adjustments	Total

2009
Revenues	$113,183,000	$8,644,000	$3,346,000	$(10,518,000)	$114,655,000
Net income (loss) attributable to the controlling interest	19,642,000	(1,095,000)	723,000	173,000	19,443,000
Total assets	168,603,000	19,316,000	9,691,000	(14,386,000)	183,224,000
Long lived assets	13,906,000	2,969,000	3,882,000	(4,000)	20,753,000

2008
Revenues	$109,236,000	$20,570,000	$—	$(15,000,000)	$114,806,000
Net income (loss) attributable to the controlling interest	55,000	3,214,000	—	(683,000)	2,586,000
Total assets	147,276,000	19,213,000	—	(6,812,000)	159,677,000
Long lived assets	16,523,000	2,841,000	—	(4,000)	19,360,000

2007
Revenues	$92,621,000	$34,378,000	$—	$(28,850,000)	$98,149,000
Net (loss) income attributable to the controlling interest	(7,767,000)	1,523,000	—	(312,000)	(6,556,000)
Total assets	147,400,000	40,823,000	—	(27,169,000)	161,054,000
Long lived assets	17,972,000	3,959,000	—	(4,000)	21,927,000

The adjustments to reconcile to the consolidated financial statement total revenue, net (loss) income and total assets include the elimination of intercompany sales and intercompany receivables and the recording of the noncontrolling interest in Kowon and KTC.

Geographical revenue information for the three years ended December 26, 2009, December 27, 2008 and December 29, 2007 was based on the location of the customers and is as follows:

	Fiscal Year
	2009		2008		2007
	Revenue	% of Total	Revenue	% of Total	Revenue	% of Total
Asia-Pacific	$19,822,000	17%	$33,584,000	29%	$40,451,000	41%
Americas	94,833,000	83%	81,222,000	71%	57,698,000	59%

	$114,655,000	100%	$114,806,000	100%	$98,149,000	100%

KOPIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenues by product group consisted of approximately the following:

	Fiscal Year
	2009	2008	2007
III-V	$46,452,000	$47,011,000	$43,599,000
Display	68,203,000	67,795,000	54,550,000

Total revenues	$114,655,000	$114,806,000	$98,149,000

Long-lived assets by geographic area are as follows:

	Fiscal Years
	2009	2008
United States of America	$13,906,000	$16,523,000
Republic of Korea	2,965,000	2,837,000
Taiwan, ROC	3,882,000	—

	$20,753,000	$19,360,000

13.    Selected Quarterly Financial Information (Unaudited)

The following tables present Kopin’s quarterly operating results for the fiscal years ended December 26, 2009 and December 27, 2008. The information for each of these quarters is unaudited and has been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, all necessary adjustments, consisting only of normal recurring adjustments, have been included to present fairly the unaudited consolidated quarterly results when read in conjunction with Kopin’s audited consolidated financial statements and related notes. These operating results are not necessarily indicative of the results of any future period.

Quarterly Periods During Fiscal Year Ended December 26, 2009:

	Three months ended March 28 2009	Three months ended June 27 2009	Three months ended September 26 2009(3)	Three months ended December 26, 2009
	(In thousands, except per share data)
Revenue	$21,476	$28,229	$31,979	$32,971
Gross profit(2)	5,977	6,719	9,986	9,454
Net income (loss) attributable to the controlling interest(4)	$1,916	$3,681	$8,514	$5,333
Net income (loss) per share(1):
Basic	$0.03	$0.06	$0.13	$0.08
Diluted	$0.03	$0.05	$0.13	$0.08
Shares used in computing net income (loss) per share:
Basic	68,153	66,704	66,214	66,328
Diluted	68,525	67,550	67,029	67,129

(1)	Net income (loss) per share is computed independently for each of the quarters presented; accordingly, the sum of the quarterly net income per share may not equal the total computed for the year.
(2)	Gross profit is defined as net product revenue less cost of product revenues.

KOPIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(3)	The net income attributable to the controlling interest for the third quarter of fiscal year 2009 was impacted by non cash gains of $2.9 million related to the acquisition of equity interests of KTC.
(4)	The net income attributable to the controlling interest for the first, second, third and fourth quarters was impacted by gains on the sale of patents of $2.6 million, $1.5 million, $2.1 million, and $0.1 million respectively.

Quarterly Periods During Fiscal Year Ended December 27, 2008:

	Three months ended March 29, 2008	Three months ended June 28, 2008	Three months ended September 27, 2008(1)	Three months ended December 27, 2008(1)
	(In thousands, except per share data)
Revenue	$29,165	$25,839	$30,709	$29,092
Gross profit(2)	6,684	5,476	9,924	7,518
Net income (loss) attributable to the controlling interest	$950	$(1,674)	$1,498	$1,812
Net income (loss) per share(3):
Basic	$0.01	$(0.02)	$0.02	$0.03
Diluted	$0.01	$(0.02)	$0.02	$0.03
Shares used in computing net income (loss) per share:
Basic	67,742	67,732	67,774	68,258
Diluted	67,747	67,732	68,528	68,648

(1)	The net income attributable to the controlling interest for each of the third and fourth quarters of fiscal year 2008 were impacted by non cash charges of $2.5 million for the other than temporary impairment of certain assets.
(2)	Gross profit is defined as net product revenue less cost of product revenues.
(3)	Net income (loss) per share is computed independently for each of the quarters presented; accordingly, the sum of the quarterly net income per share may not equal the total computed for the year.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 8, 2010

KOPIN CORPORATION

By:	/s/ JOHN C.C. FAN
John C.C. Fan Chairman of the Board, Chief Executive Officer, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN C.C. FAN John C.C. Fan	Chairman of the Board, Chief Executive Officer, President and Director (Principal Executive Officer)	March 8, 2010

/s/ JAMES BREWINGTON James Brewington	Director	March 8, 2010

/s/ DAVID E. BROOK David E. Brook	Director	March 8, 2010

/s/ MORTON COLLINS Morton Collins	Director	March 8, 2010

/s/ ANDREW H. CHAPMAN Andrew H. Chapman	Director	March 8, 2010

/s/ CHI CHIA HSIEH Chi Chia Hsieh	Director	March 8, 2010

/s/ MICHAEL J. LANDINE Michael J. Landine	Director	March 8, 2010

/s/ RICHARD A. SNEIDER Richard A. Sneider	Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)	March 8, 2010

KOPIN CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Fiscal Years Ended December 26, 2009, December 27, 2008 and December 29, 2007

Description	Balance at Beginning of Year	Additions Charged to Income	Deductions from Reserve	Balance at End of Year
Reserve deducted from assets—allowance for doubtful accounts:
2007	$228,000	705,000	(225,000)	708,000
2008	708,000	668,000	(205,000)	1,171,000
2009	1,171,000	114,000	(702,000)	583,000

INDEX TO EXHIBITS

Exhibits		Sequential page number
3.1	Amended and Restated Certificate of Incorporation	(2)

3.2	Amendment to Certificate of Incorporation	(5)

3.3	Amendment to Certificate of Incorporation	(5)

3.4	Fourth Amended and Restated By-laws	(8)

4	Specimen Certificate of Common Stock	(1)

10.1	Form of Employee Agreement with Respect to Inventions and Proprietary Information	(1)

10.2	Amended and Restated 1992 Stock Option Plan	(2	)*

10.3	1992 Stock Option Plan Amendment	(5	)*

10.4	1992 Stock Option Plan Amendment	(6	)*

10.5	Kopin Corporation 2001 Equity Incentive Plan	(7	)*

10.6	Kopin Corporation 2001 Equity Incentive Plan Amendment	(9	)*

10.7	Kopin Corporation 2001 Equity Incentive Plan Amendment	(10	)*

10.8	Kopin Corporation 2001 Equity Incentive Plan Amendment	(11	)*

10.9	Kopin Corporation 2001 Equity Incentive Plan Amendment	(13	)*

10.10	Kopin Corporation 2001 Supplemental Equity Incentive Plan	(6	)*

10.11	Form of Key Employee Stock Purchase Agreement	(1	)*

10.12	License Agreement by and between the Company and Massachusetts Institute of Technology dated April 22, 1985, as amended	(1)

10.13	Facility Lease, by and between the Company and Massachusetts Technology Park Corporation, dated October 15, 1993	(3)

10.14	Joint Venture Agreement, by and among the Company, Kowon Technology Co., Ltd., and Korean Investors, dated as of March 3, 1998	(4)

10.15	Sixth Amended and Restated Employment Agreement between the Company and Dr. John C.C. Fan, dated as of March 31, 2006	(14)

10.16	Kopin Corporation Form of Stock Option Agreement under 2001 Equity Incentive Plan	(12	)*

10.17	Kopin Corporation 2001 Equity Incentive Plan Form of Restricted Stock Purchase Agreement	(12	)*

10.18	Kopin Corporation Fiscal Year 2010 Incentive Bonus Plan	*

10.19	Kopin Corporation Stock Purchase Agreement of 19,572,468 share of Kopin Taiwan Corporation, (KTC) common stock	*

21.1	Subsidiaries of Kopin Corporation

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan required to be filed as an Exhibit to this Form 10-K.
(1)	Filed as an exhibit to Registration Statement on Form S-1, File No. 33-45853, and incorporated herein by reference.
(2)	Filed as an exhibit to Registration Statement on Form S-1, File No. 33-57450, and incorporated herein by reference.
(3)	Filed as an exhibit to Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference.
(4)	Filed as an exhibit to Annual Report on Form 10-Q for the quarterly period ended June 27, 1998 and incorporated herein by reference.
(5)	Filed as an exhibit to Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2000 and incorporated herein by reference.
(6)	Filed as an exhibit to Registration Statement on Form S-8, filed on November 13, 2001 and incorporated herein by reference.
(7)	Filed as an appendix to Proxy Statement filed on April 20, 2001 and incorporated herein by reference.
(8)	Filed as an exhibit to Annual Report on Form 8-K filed on December 12, 2008 and incorporated herein by reference.
(9)	Filed as an exhibit to Registration Statement on Form S-8 filed on August 16, 2002 and incorporated herein by reference.
(10)	Filed as an exhibit to Registration Statement on Form S-8 filed on March 15, 2004 and incorporated herein by reference.
(11)	Filed as an exhibit to Registration Statement on Form S-8 filed on May 10, 2004 and incorporated herein by reference.
(12)	Filed as an exhibit to Annual Report on Form 10-K for the fiscal year ended December 25, 2004 and incorporated herein by reference.
(13)	Filed as an exhibit to Registration Statement on Form S-8 filed on April 15, 2008 and incorporated herein by reference.
(14)	Filed as an exhibit to Annual Report on Form 10-K for the fiscal year ended December 27, 2008 and incorporated herein by reference.