Form 10-Q
period 2010-03-27
KOPIN CORP
filed 2010-05-04
CIK 771266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 27, 2010

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 30, 2010
Common Stock, par value $.01	66,602,659

Kopin Corporation

Part 1: FINANCIAL INFORMATION

Item 1:	Condensed Consolidated Financial Statements

KOPIN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 27, 2010	December 26, 2009
ASSETS
Current assets:
Cash and equivalents	$59,869,501	$54,832,744
Marketable debt securities, at fair value	59,190,527	59,713,757
Accounts receivable, net of allowance of $583,000 in 2010 and 2009, respectively	11,482,358	14,637,510
Accounts receivable from unconsolidated affiliates	4,329,695	2,988,894
Unbilled receivables	676,128	1,638,683
Inventory	17,192,488	16,453,869
Prepaid taxes	1,120,726	469,199
Prepaid expenses and other current assets	1,226,705	1,482,408

Total current assets	155,088,128	152,217,064
Property, plant and equipment	19,822,436	20,752,558
Other assets	10,196,664	10,254,846

Total assets	$185,107,228	$183,224,468

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,933,231	$9,615,939
Accrued payroll and expenses	2,619,554	2,569,187
Accrued warranty	1,600,000	1,600,000
Billings in excess of revenue earned	3,313,538	3,084,062
Other accrued liabilities	1,431,357	1,149,857

Total current liabilities	15,897,680	18,019,045
Asset retirement obligations	913,504	903,133
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $.01 per share: authorized, 3,000 shares; none issued	—	—
Common stock, par value $.01 per share: authorized, 120,000,000 shares; issued 74,376,509 shares in 2010 and 74,379,008 shares in 2009; outstanding 66,587,363 in 2010 and 66,605,961 in 2009	722,492	722,678
Additional paid-in capital	311,729,843	311,299,712
Treasury stock (5,661,879 shares in 2010 and 2009, respectively, at cost)	(19,852,316)	(19,852,316)
Accumulated other comprehensive income	7,009,782	4,556,813
Accumulated deficit	(135,503,360)	(136,540,351)

Total Kopin Corporation stockholders’ equity	164,106,441	160,186,536
Noncontrolling interest	4,189,603	4,115,754

Total stockholders’ equity	168,296,044	164,302,290

Total liabilities and stockholders’ equity	$185,107,228	$183,224,468

See notes to condensed consolidated financial statements

KOPIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 27, 2010	March 28, 2009
Revenues:
Net product revenues	$23,876,360	$20,586,911
Research and development revenues	1,577,625	888,789

	25,453,985	21,475,700
Expenses:
Cost of product revenues	17,537,947	14,610,281
Research and development	4,295,907	3,151,398
Selling, general, and administration	3,642,534	4,452,893

	25,476,388	22,214,572

Loss from operations	(22,403)	(738,872)
Other income and expense:
Interest income	429,609	621,545
Other income	79,932	99,533
Foreign currency (losses) gains	(354,084)	864,032
Gain on sale of investments	686,250	—
Other-than-temporary impairment on marketable debt securities	—	(926,630)
Gain on sale of patents	159,797	2,597,734

	1,001,504	3,256,214

Income before provision for income taxes, equity losses in unconsolidated affiliate and net loss (income) of noncontrolling interest	979,101	2,517,342
Tax benefit (provision)	87,000	(269,000)

Income before equity losses in unconsolidated affiliate and net loss (income) of noncontrolling interest	1,066,101	2,248,342
Equity losses in unconsolidated affiliate	(92,728)	(148,642)

Net income	973,373	2,099,700
Net loss (income) attributable to the noncontrolling interest	63,618	(184,129)

Net income attributable to the controlling interest	1,036,991	1,915,571

Net income per share
Basic	$0.02	$0.03

Diluted	$0.02	$0.03

Weighted average number of common shares
Basic	66,587,941	68,152,946
Diluted	67,310,636	68,524,533

See notes to condensed consolidated financial statements

KOPIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended
	March 27, 2010	March 28, 2009
Net income	$973,373	$2,099,700
Foreign currency translation adjustments	677,997	(1,639,845)
Holding gain (loss) on marketable securities	1,746,910	(389,207)
Reclassifications of net gains in net income	(69,948)	(70,109)

Comprehensive income (loss)	$3,328,332	$539
Comprehensive (loss) income attributable to the noncontrolling interest	(73,849)	173,357

Comprehensive income attributable to the controlling interest	$3,254,483	$173,896

See notes to condensed consolidated financial statements

KOPIN CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income(loss)	Accumulated Deficit	Total Kopin Corporation Stockholders’ Equity	Noncontrolling interest	Total Stockholders’ Equity
	Shares	Amount
Balance December 27, 2008	71,873,228	$718,732	$310,241,805	$(14,552,865)	$(168,303)	$(157,757,433)	$138,481,936	$2,912,519	$141,394,455
Stock based compensation expense	—	—	347,093	—	—	—	347,093	—	347,093
Net unrealized holding loss on marketable securities	—	—	—	—	(459,316)	—	(459,316)	—	(459,316)
Foreign currency translation adjustments	—	—	—	—	(1,282,359)	—	(1,282,359)	(357,487)	(1,639,846)
Restricted stock for tax withholding obligations	(50,213)	(502)	(85,864)	—	—	—	(86,366)	—	(86,366)
Treasury stock purchase	—	—	—	(887,473)	—	—	(887,473)	—	(887,473)
Net income	—	—	—	—	—	1,915,571	1,915,571	184,129	2,099,700

Balance March 28, 2009	71,823,015	$718,230	$310,503,034	$(15,440,338)	$(1,909,978)	$(155,841,862)	$138,029,086	$2,739,161	$140,768,247

Balance December 26, 2009	72,267,842	$722,678	$311,299,712	$(19,852,316)	$4,556,813	$(136,540,351)	$160,186,536	$4,115,754	$164,302,290
Exercise of stock options	7,865	79	29,415	—	—	—	29,494	—	29,494
Stock based compensation expense	—	—	503,884	—	—	—	503,884	—	503,884
Net unrealized holding gain on marketable securities	—	—	—	—	1,676,962	—	1,676,962	—	1,676,962
Foreign currency translation adjustments	—	—	—	—	540,531	—	540,531	137,467	677,998
Change in other-than-temporary impairment loss recorded in other comprehensive income	—	—	—	—	235,476	—	235,476	—	235,476
Restricted stock for tax withholding obligations	(26,500)	(265)	(103,168)	—	—	—	(103,433)	—	(103,433)
Net income	—	—	—	—	—	1,036,991	1,036,991	(63,618)	973,373

Balance March 27, 2010	72,249,207	$722,492	$311,729,843	$(19,852,316)	$7,009,782	$(135,503,360)	$164,106,441	$4,189,603	$168,296,044

See notes to condensed consolidated financial statements.

KOPIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 27, 2010	March 28, 2009
Cash flows from operating activities:
Net income	$973,373	$2,099,700
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,850,460	1,504,564
Amortization of premium (accretion of discount) on marketable debt securities	(19,630)	40,211
Stock-based compensation	503,884	347,093
Equity losses in unconsolidated affiliate	92,728	148,642
Impairment on marketable debt securities	—	926,630
Foreign currency losses (gains)	354,084	(864,032)
Gain on sale of investments	(761,593)	—
Change in allowance for bad debt	—	600,721
Change in inventory reserves	553,503	223,134
Changes in assets and liabilities:
Accounts receivable	1,591,256	4,435,210
Inventory	(1,260,325)	(564,694)
Prepaid expenses and other current assets	(393,618)	(363,053)
Accounts payable and accrued expenses	(1,155,193)	(1,108,555)
Billings in excess of revenue earned	229,476	(162,725)

Net cash provided by operating activities	2,558,405	7,262,846

Cash flows from investing activities:
Proceeds from sale and maturity of marketable debt securities	16,066,169	10,003,803
Purchase of marketable debt securities	(15,011,162)	(19,140,898)
Proceeds from sale of investment	2,151,142	—
Other assets	25,331	(88,748)
Capital expenditures	(828,725)	(454,738)

Net cash provided by (used in) investing activities	2,402,755	(9,680,581)

Cash flows from financing activities:
Treasury stock purchases	—	(887,473)
Proceeds from exercise of stock options	29,494	—
Settlements of restricted stock for tax withholding obligations	(103,433)	(86,367)

Net cash used in financing activities	(73,939)	(973,840)

Effect of exchange rate changes on cash	149,536	(256,402)

Net increase (decrease) in cash and equivalents	5,036,757	(3,647,977)

Cash and equivalents:
Beginning of period	54,832,744	57,949,449

End of period	$59,869,501	$54,301,472

Supplemental disclosure of cash flow information:
Income taxes paid	$200,000	$236,000

Supplemental schedule of noncash investing activities:
Construction in progress included in accrued expenses	$155,000	$378,000

See notes to condensed consolidated financial statements

KOPIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of Kopin Corporation, its wholly owned subsidiaries, Kowon Technology Co., Ltd. (Kowon), a majority owned (78%) subsidiary located in Korea and Kopin Taiwan Corporation (KTC), a majority owned (87%) subsidiary located in Taiwan (collectively the “Company”). Amounts of Kowon and KTC not attributable to the Company are referred to as noncontrolling interests. All intercompany transactions and balances have been eliminated. The condensed consolidated financial statements for the three months ended March 27, 2010 and March 28, 2009 are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. These condensed consolidated financial statements should be read in conjunction with the Company’s annual consolidated financial statements and notes thereto.

The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for any other interim period or for a full fiscal year.

2. CASH AND EQUIVALENTS AND MARKETABLE SECURITIES

The Company considers all highly liquid, short-term debt instruments with original maturities of three months or less to be cash equivalents.

Marketable debt securities consist primarily of commercial paper, medium-term corporate notes, and United States government and agency backed securities. The Company classifies these marketable debt securities as available for sale in “Marketable Securities”. The investment in Advanced Wireless Semiconductor Company (AWSC) is included in “Other Assets” as available-for-sale and at fair value. The Company records the amortization of premium and accretion of discounts on marketable debt securities in the results of operations.

The Company uses the specific identification method as a basis for determining cost and calculating realized gains and losses. The gross gains and losses realized related to sales and maturities of marketable debt securities were not material during the three months ended March 27, 2010 and the year ended December 26, 2009.

Investments in available-for-sale marketable debt securities are as follows at March 27, 2010 and December 26, 2009:

	Amortized Cost		Unrealized Gains		Unrealized Losses		Fair Value
	2010	2009	2010	2009	2010	2009	2010	2009
U.S. government and agency backed securities	$28,100,651	$29,601,836	$208,748	$188,068	$—	$—	$28,309,399	$29,789,904
Corporate debt	30,239,699	29,433,451	641,429	490,402		—	30,881,128	29,923,853

Total	$58,340,350	$59,035,287	$850,177	$678,470	$—	$—	$59,190,527	$59,713,757

The contractual maturity of the Company’s marketable debt securities is as follows at March 27, 2010:

	Less than One year	One to Five years	Greater than Five years	Total
U.S. government and agency backed securities	$1,997,300	$21,325,849	$4,986,250	$28,309,399
Corporate debt	6,683,483	18,794,895	5,402,750	30,881,128

Total	$8,680,783	$40,120,744	$10,389,000	$59,190,527

The Company conducts a review of its marketable debt securities on a quarterly basis for the presence of other-than-temporary impairment (OTTI). Included in Other Income and Expense is an impairment charge on investments in corporate debt instruments of $0.9 million for the three months ended March 28, 2009.

KOPIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company assesses whether OTTI is present when the fair value of a debt security is less than its amortized cost basis at the balance sheet date. Under these circumstances OTTI is considered to have occurred (1) if the Company intends to sell the security before recovery of its amortized cost basis; (2) if it is “more likely than not” the Company will be required to sell the security before recovery of its amortized cost basis; or (3) the present value of expected cash flows is not sufficient to recover the entire amortized cost basis.

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

3. FAIR VALUE MEASUREMENTS

Financial instruments are categorized as Level 1, Level 2 or Level 3 based upon the method by which their fair value is computed. An investment is categorized as Level 1 when its fair value is based on unadjusted quoted prices in active markets for identical assets that the Company has the ability to access at the measurement date. An investment is categorized as Level 2 if its fair market value is based on quoted market prices for similar assets in active markets, quoted prices for identical or similar assets in markets that are not active, based on observable inputs such as interest rates, yield curves, or derived from or corroborated by observable market data by correlation or other means. An investment is categorized as Level 3 if its fair value is based on assumptions developed by the Company about what a market participant would use in pricing the assets.

		Fair Value Measurement at March 27, 2010 Using:
		Level 1	Level 2	Level 3
Money Markets and Cash Equivalents	$59,869,501	$59,869,501	$—	$—
U.S. Government Securities	28,309,399	28,309,399	—	—
Corporate Debt	30,881,128	—	30,881,128	—
Investment in AWSC	6,803,174	6,803,174	—	—

	$125,863,202	$94,982,074	$30,881,128	$—

		Fair Value Measurement at December 26, 2009 Using:
		Level 1	Level 2	Level 3
Money Markets and Cash Equivalents	$54,832,744	$54,832,744	$—	$—
U.S. Government Securities	29,789,904	29,789,904	—	—
Corporate Debt	29,923,853	2,434,824	27,489,029	—
Investment in Micrel, Inc.	1,640,678	1,640,678	—	—
Investment in AWSC	5,122,133	5,122,133	—	—

	$121,309,312	$93,280,283	$27,489,029	$—

4. INVENTORY

Inventory is stated at the lower of cost (determined on the first-in, first-out or specific identification method) or market and consists of the following at March 27, 2010 and December 26, 2009:

	March 27, 2010	December 26, 2009
Raw materials	$7,253,123	$8,336,915
Work-in-process	4,001,072	3,416,727
Finished goods	5,938,293	4,700,227

	$17,192,488	$16,453,869

Inventory on consignment at customer locations was $4.4 million and $3.2 million at March 27, 2010 and December 26, 2009, respectively.

KOPIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Weighted average common shares outstanding used to calculate earnings per share are as follows:

	Three Months Ended
	March 27, 2010	March 28, 2009
Weighted average common shares outstanding—basic	66,587,941	68,152,946
Stock options and nonvested restricted common stock	722,695	371,587

Weighted average common shares outstanding—diluted	67,310,636	68,524,533

The following were not included in weighted average common shares outstanding-diluted because they are anti-dilutive or performance conditions have not been met at the end of the period.

	March 27, 2010	March 28, 2009
Nonvested restricted common stock	432,689	885,399
Stock options	3,910,973	5,745,443

Total	4,343,662	6,630,842

6. STOCK BASED COMPENSATION

The fair value of stock option awards is estimated on the date of grant using the Black-Scholes-Merton option-pricing model. There were no stock options granted in fiscal years 2010 and 2009. The fair value of nonvested restricted common stock awards is generally the market value of the Company’s equity shares on the date of grant. The nonvested common stock awards require the employee to fulfill certain obligations, including remaining employed by the Company for one, two or four years (the vesting period) and in certain cases meeting performance criteria. The performance criteria primarily consist of the achievement of the Company’s annual incentive plan goals. For nonvested restricted common stock awards which solely require the recipient to remain employed with the Company, the stock compensation expense is amortized over the anticipated service period. For nonvested restricted common stock awards which require the achievement of performance criteria, the Company reviews the probability of achieving the performance goals on a periodic basis. If the Company determines that it is probable that the performance criteria will be achieved, the amount of compensation cost derived for the performance goal is amortized over the service period. If the performance criteria are not met, no compensation cost is recognized and any recognized compensation cost is reversed. The Company recognizes compensation costs on a straight-line basis over the requisite service period for time vested awards. For awards that vest based on performance conditions, the Company uses the accelerated model for graded vesting awards.

A summary of award activity under the stock option plans as of March 27, 2010 and changes during the three month period is as follows. All options were vested as of March 27, 2010.

	Three months ended March 27, 2010
	Shares	Weighted Average Exercise Price
Balance, December 26, 2009	4,337,902	$10.90
Options granted	—	—
Options forfeited/cancelled	(58,414)	40.42
Options exercised	(7,865)	3.75

Balance, March 27, 2010	4,271,623	$10.51

Exercisable, March 27, 2010	4,271,623

KOPIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about stock options outstanding and exercisable at March 27, 2010:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.01—$ 3.55	132,500	5.98	$3.42	132,500	$3.42
$ 3.75—$ 4.97	1,129,280	3.61	4.45	1,129,280	4.45
$ 5.00—$ 9.95	1,105,587	3.18	6.01	1,105,587	6.01
$10.00—$13.00	1,097,912	1.77	11.57	1,097,912	11.57
$14.31—$44.88	806,344	1.12	24.89	806,344	24.89

	4,271,623	2.63	$10.51	4,271,623	$10.51

Aggregate intrinsic value on March 27, 2010	$38,300			$38,300

NonVested Restricted Common Stock

A summary of the activity for nonvested restricted common stock awards as of March 27, 2010 and changes during the three months then ended is presented below:

	Shares	Weighted Average Grant Fair Value
Balance December 26, 2009	2,111,166	$3.27
Granted	16,101	4.10
Forfeited	—	—
Vested	—	—

Balance March 27, 2010	2,127,267	$3.27

Stock-Based Compensation

The following table summarizes stock-based compensation expense within each of the categories below as it relates to employee stock options and nonvested restricted common stock awards for the three months ended March 27, 2010 and March 28, 2009 (no net tax benefits were recognized):

	Three Months Ended
	March 27, 2010	March 28, 2009
Cost of product revenues	$118,485	$90,720
Research and development	72,088	46,497
Selling, general and administrative	313,312	209,876

Total	$503,885	$347,093

The total unrecognized compensation cost related to nonvested restricted common stock awards is expected to be recognized over a weighted average period of 3 years. The total unrecognized compensation cost at March 27, 2010 is $4.1 million.

7. OTHER ASSETS AND AMOUNTS DUE TO / FROM AFFILIATES

Marketable Equity Securities

At March 27, 2010 the Company had an investment in Advance Wireless Semiconductor Company (AWSC), with a fair market value of $6.8 million and an adjusted cost basis of $0.9 million, as compared to a fair market value of $5.1 million and an adjusted cost basis of $0.9 million at December 26, 2009. One of the Company’s Directors is a director of AWSC and several directors and officers own amounts ranging from 0.1% to 0.5% of the outstanding stock of AWSC.

During the first quarter of 2010 the Company sold its investment in Micrel, Inc. and recorded a gain of $0.7 million.

Non-Marketable Securities—Equity Method Investments

The Company has an approximate 19% interest in KoBrite and at March 27, 2010 the carrying value of the investment was $3.2 million. The Company accounts for its interest in KoBrite using the equity method and for each of the three months ended March 27, 2010 and March 28, 2009 recorded equity losses in unconsolidated affiliates of $0.1 million. One of the Company’s Directors is also a member of the Board of Directors of Bright LED, one of the principle investors of KoBrite.

KOPIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summarized financial information for KoBrite for the three month periods ended December 26, 2009 and December 27, 2008 and for KTC for the three month period ended March 28, 2009 is as follows (KoBrite’s results are recorded one quarter in arrears). As described below in Note 8, KTC became a consolidated subsidiary as of July 31, 2009.

	Three Months Ended
	March 27, 2010	March 28, 2009
Revenue	$3,232,000	$1,801,000
Gross margin	14,000	(227,000)
Loss from operations	(497,000)	(1,111,000)
Net loss	$(477,000)	$(1,204,000)

Amounts Due from and Due to Affiliates

Related party receivables at March 27, 2010 and December 26, 2009 approximate the following amounts:

	March 27, 2010	December 26, 2009
Advanced Wireless Semiconductor Company – trade receivables	$4,243,000	$2,885,000
KoBrite – trade receivables	86,000	105,000
KoBrite – non-trade receivables	213,000	453,000

Accounts receivable from unconsolidated affiliates	$4,542,000	$3,443,000

In fiscal year 2008 the Company entered into an agreement wherein it agreed to sell certain of its patents that it was no longer using to a party who would attempt to sub-license the patents. Under the terms of the agreement the amount the Company would receive for the sale of the patents was a percentage of any license fees, after expenses, from the sublicense. In the three months ended March 27, 2010 and March 28, 2009 the Company recorded $0.2 million and $2.6 million, respectively, of license fees from the sale of these patents.

8. ACQUISITION OF EQUITY INTERESTS IN KTC

On July 30, 2009, and August 11, 2009 the Company purchased an additional 19,572,468 and 128,226, respectively, shares of KTC common stock for approximately $6.3 million. As a result of these two transactions and the Company’s previous investments in KTC, the Company owns approximately 87% of the now outstanding common stock of KTC.

The following supplemental pro forma disclosures are provided for the three months ended March 28, 2009, assuming the acquisition of the controlling interest in KTC had occurred as December 26, 2008 (the first day of the Company’s 2009 fiscal year). All intercompany transactions have been eliminated.

Three Months Ended March 28, 2009
Revenues	$21,871,000
Net income	1,465,000

9. ACCRUED WARRANTY

The Company warrants its products against defect for 12 months. A provision for estimated future costs and estimated returns for credit relating to warranty is recorded in the period when product is shipped and revenue recognized, and is updated as additional information becomes available. The Company’s estimate of future costs to satisfy warranty obligations is based primarily on historical warranty expense experienced and a provision for potential future product failures. Changes in the accrued warranty for the three month periods ended March 27, 2010 and March 28, 2009 are as follows:

	Three Months Ended
	March 27, 2010	March 28, 2009
Beginning Balance	$1,600,000	$1,250,000
Additions	153,000	474,000
Claim and reversals	(153,000)	(474,000)

Ending Balance	$1,600,000	$1,250,000

KOPIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. INCOME TAXES

The Company’s tax benefit of $87,000 for the three months ended March 27, 2010 represents alternative minimum, state income tax and foreign tax expenses which are partially offset by the Company’s net operating loss carryforwards (NOL) and tax credits.

As of March 27, 2010, the Company has available for tax purposes federal NOLs of $19.6 million expiring through 2030. The Company has recognized a full valuation allowance on its net deferred tax assets due to the uncertainty of realization of such assets. The Company has not historically recorded, nor does it intend to record the tax benefits from stock awards until realized. Unrecorded benefits from stock awards approximate $12.1 million.

The Company’s income tax returns have not been examined by the Internal Revenue Service and are subject to examination for all years since 1994. State income tax returns are generally subject to examination for a period of 3 to 5 years after filing of the respective return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states.

11. SEGMENTS AND GEOGRAPHICAL INFORMATION

The Company’s chief operating decision maker is its Chief Executive Officer. The Company’s chief operating decision maker evaluates the operating results of the Company’s reportable segments based on revenues and net income.

The Company has three operating and reportable segments: (i) Kopin U.S., which includes the operations in the United States and the Company’s equity method investments, (ii) Kowon and (iii) KTC (commencing in the third quarter of 2009). The following table presents the Company’s reportable segment results for the three month periods ended March 27, 2010 and March 28, 2009:

	Kopin U.S.	Kowon	KTC	Adjustments	Total
Three Months Ended
March 27, 2010
Revenues	$24,966,000	$2,383,000	$1,559,000	$(3,454,000)	$25,454,000
Net income (loss) attributable to the controlling interest	1,198,000	(291,000)	66,000	64,000	1,037,000

March 28, 2009
Revenues	$21,299,000	$2,083,000	$—	$(1,906,000)	$21,476,000
Net income (loss) attributable to the controlling interest	1,232,000	684,000	—	—	1,916,000

The adjustments to reconcile to the consolidated financial statement total revenue and net income include the elimination of intercompany sales and noncontrolling interest in income of subsidiary.

During the three month periods ended March 27, 2010 and March 28, 2009, the Company derived its sales from the following geographies (as a percentage of net sales):

	Three Months Ended
	March 27, 2010	March 28, 2009
Asia-Pacific	27%	15%
Americas	73%	85%

Total Revenues	100%	100%

During the three month periods ended March 27, 2010 and March 28, 2009, revenues by product group consisted of approximately the following:

	Three Months Ended
	March 27, 2010	March 28, 2009
Display	10,940,000	14,612,000
III-V	14,514,000	6,864,000

Total Revenues	25,454,000	21,476,000

KOPIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. LITIGATION

The Company is engaged in legal proceedings arising in the ordinary course of business. On August 14, 2009, a complaint was filed against us and certain of our officers and directors in Massachusetts Superior Court in Bristol County, asserting that the defendants breached fiduciary duties in connection with the issuance of proxy statements, which allegedly contained false and misleading statements concerning certain of our past stock option grants. We served the plaintiff a motion to dismiss on October 27, 2009, and oral arguments are scheduled for June 8, 2010 in this matter. Claims, suits, investigations and proceedings are inherently uncertain and it is not possible to predict the ultimate outcome of the matters previously discussed. While the Company will continue to defend itself vigorously in all such matters, it is possible that the Company’s business, financial condition, results of operations or cash flows could be affected in any particular period by the resolution of one or more of these matters.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995, including, without limitation, statements made relating to our belief that we will continually evaluate our estimates used in the preparation of our financial statements; our belief that we are a leading developer and manufacturer of advanced semiconductor products and miniature displays; our expectation that we will use our proprietary semiconductor material technology to design, manufacture and market our III-V and display products; our belief that the increase in industry sales of 3G and smart phones will continue in 2010; our belief that that 2009 III-V revenues were below normal expectations as our customers decreased orders as a result of the weak global environment at that time; our expectation that the prices of certain of our products will decline in fiscal year 2010; our expectation that the average selling price of our HBT transistor wafers and display products sold to customers for consumer electronics applications will decline approximately 5% during fiscal year 2010 relative to 2009; our expectation that the average sales price of our display products for military applications will remain relatively flat for 2010; our expectation that the overall increase or decrease in the average sales price of our display products will be dependent on the sales mix of commercial and military display sales; our expectation that if our display products for consumer electronic applications do not increase or new markets are not identified, we may have to record impairment charges on Kowon’s long lived assets; our expectation that revenue will be between $120 million and $130 million for fiscal year 2010; our belief that if sales of smart phones do not average growth rate of approximately 35% to 40% over the next five years we may not reach our revenue projections; our belief that if we do not renew certain customer agreements or increase HBT transistor wafer sales to other customers our sales may decline and we may not meet our revenue projections; our expectation that 2010 revenues will primarily be from customers located in the U.S.; our belief that in 2010 sale prices of display products for military applications will remain stable and sales prices of our III-V products for wireless handset applications will decline; our belief that one of the benefits of our display technology is the ability to produce high resolution displays in small form factors; our belief that we will need to increase sales to customers who buy our higher resolution display products, such as the military, or develop new categories, such as eyewear; our expectation that we will not receive any additional material amounts from the sales of these patents; our expectation that we will expend between $6.0 million and $10.0 million on capital expenditures over the next twelve months; our belief that our available cash resources will support our operations and capital needs for at least the next twelve months; our expectation that our third quarter will be our strongest sales quarter for sales of our displays to customers who use them in consumer electronic applications and sales of our III-V products, followed by our second quarter then our fourth quarter and our first quarter would be our lowest sales quarter; our expectation that we will sell more display products for military applications which we do not expect to have the historical sales trends of our consumer oriented products; our belief that our principle sales of HBT transistors has not demonstrated the seasonal pattern over the last two years that we would expect; our belief that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations, and cash flows should not be material to our cash flows or income; our estimate that any market risk associated with our international operations is unlikely to have a material adverse effect on our business, financial condition or results of operation. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industries in which we operate, management’s beliefs, and assumptions made by management. In addition, other written or oral statements, which constitute forward-looking statements, may be made by or on behalf of us. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “could”, “seeks”, “estimates”, and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements, whether as a result of new information, future events or otherwise. Factors that could cause or contribute to such differences in outcomes and results include, but are not limited to, those set forth in our other periodic filings filed with the Securities and Exchange Commission, including our Form 10-K for the fiscal year ended December 26, 2009.

Critical Accounting Policies

Management’s discussion and analysis of our financial condition and results of operations are based upon our unaudited consolidated financial statements. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. We continually evaluate our estimates used in the preparation of our financial statements, including those related to revenue recognition under the percentage of completion method, bad debts, inventories, warranty reserves, investment valuations, valuation of stock compensation awards and recoverability of deferred tax assets. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not apparent from other sources. Actual results will most likely differ from these estimates. Further detail regarding our critical accounting policies can be found in “Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 26, 2009.

Business Matters

We are a leading developer and manufacturer of advanced semiconductor products and miniature displays. We use our proprietary semiconductor material technology to design, manufacture and market our III-V and display products for use in highly demanding commercial, industrial and military mobile wireless communication and high-resolution electronic applications.

We have two principal sources of revenues: product revenues and research and development revenues. Product revenues consist of sales of our CyberDisplay products and our III-V products, principally gallium arsenide (GaAs) HBT transistor wafers. Research and development revenues consist primarily of development contracts with agencies of the U.S. government. For the three months ended March 27, 2010, research and development revenues were $1.6 million or 6% of total revenues. This contrasted with $0.9 million or 4% of total revenues for the corresponding period in 2009.

Results of Operations

The three month periods ended March 27, 2010 and March 28, 2009 are referred to as 2010 and 2009, respectively. The year ended periods December 26, 2009 and December 27, 2008 are referred to as fiscal year 2009 and fiscal year 2008, respectively.

Revenues. For the three month periods ended March 27, 2010 and March 28, 2009, our revenues, which include product sales and amounts earned from research and development contracts, were as follows (in millions):

	Three Months Ended
Revenues (in millions)	March 27, 2010	March 28, 2009
Cyber Display	$10.9	$14.6
III-V	14.5	6.9

Total revenues	$25.4	$21.5

The increase in our III-V revenues resulted primarily from an increase in demand from customers who purchase our HBT transistor wafers for use in cellular handsets. We believe there was an increase in demand of “3G” or “smart phones” in 2010 over 2009. 3G and smart phones offer more functions, for example web browsing, than a standard wireless handset. 3G and smart phones require more HBT transistors than a standard wireless handset to support the increased functionality. We believe the increase in industry sales of 3G and smart phones will continue in 2010. In addition we believe that 2009 III-V revenues were below normal expectations as our customers decreased orders as a result of the weak global environment at that time.

The decrease in display revenues in 2010 compared to 2009 resulted from a decrease in sales of our CyberDisplay products to customers that use them for military and consumer electronic applications partially offset by increases in sales of our products for eyewear applications. If and when we receive purchase orders and ship our displays for military applications is dependent on the government procurement cycle. Display revenues for consumer and military applications for 2010 and 2009 were as follows:

	Three Months Ended
Display Revenues by Category (in millions)	March 27, 2010	March 28, 2009
Consumer Electronic Applications	$2.2	$2.3
Military Application	6.3	11.3
Eyewear Application	0.9	0.4
Research & Development	1.5	0.6

Total	$10.9	$14.6

We anticipate, based on current discussions with our customers and certain contractual obligations, that the prices of certain of our products will decline in fiscal year 2010. We anticipate the average selling price of our HBT transistor wafers and display products sold to customers for consumer electronics applications will decline approximately 5% during fiscal year 2010 relative to 2009. We expect the average sales price of our display products for military applications to remain relatively flat for 2010 as compared to 2009. The overall increase or decrease in the average sales price of our display products will be dependent on the sales mix of commercial and military display sales.

The back-end packaging manufacturing process of our displays which are sold for consumer applications is performed at Kowon. Kowon had a net loss of $0.7 million before intercompany eliminations for fiscal year 2009. Sales of our display products for use in consumer electronic applications may decline such that Kowon may have a loss from operations in 2010. If sales of our display products for consumer electronic applications do not increase or new markets are not identified, we may have to record impairment charges on Kowon’s long lived assets, which are recorded in our financial statements at $3.0 million at March 27, 2010.

We expect revenue of between $120 million and $130 million for fiscal year 2010, however our ability to forecast revenues and results of operations is very limited. Our forecasts are based on our discussions with customers, expectations about U.S. military spending and our expectations about the future global economy and are not based on firm non-cancellable orders. An important element in our projections is the continued increase in sales of smart phones. Industry estimates indicate that sales of smart phones will have a constant average growth rate of approximately 35% to 40% over the next five years. If these forecasts are incorrect we may not reach our revenue projections. In July 2010 our purchase and supply agreement with our largest III-V customer, a customer which represented 28% of our 2009 revenues, expires (see Item 1A, Risk Factors for explanation of percent of revenue calculation), subject to a last time buy option. If we do not renew this agreement or increase HBT transistor wafer sales to other customers our sales may decline and we may not meet our revenue projections.

International sales represented 27% and 15% of product revenues for the three months ended March 27, 2010 and March 28, 2009, respectively. The increase in international sales is primarily attributable to an increase in sales of our CyberDisplay products for eyewear applications applications and III-V products to customers who are primarily Asian-based and a decline in sales of our display products for military electronic applications to Asian customers. We expect our 2010 revenues will primarily be from customers located in the U.S. International sales are primarily sales of CyberDisplay products to consumer electronic manufacturers located in Japan, Korea and China and our III-V products to customers in Taiwan. Our international sales are primarily denominated in U.S. currency. Consequently, a strengthening of the U.S. dollar could increase the price in local currencies of our products in foreign markets and make our products relatively more expensive than competitors’ products that are denominated in local currencies, leading to a reduction in sales or profitability in those foreign markets. In addition, sales of our CyberDisplay products in Korea are transacted through our Korean subsidiary, Kowon Technology Co., LTD. Kowon’s sales are primarily denominated in U.S. dollars. However, Kowon’s local operating costs are primarily denominated in Korean won. Kowon also holds U.S. dollars in order to pay various expenses. As a result, our financial position and results of operations are subject to exchange rate fluctuation in transactional and functional currency. We have not taken any protective measures against exchange rate fluctuations, such as purchasing hedging instruments with respect to such fluctuations, because of the historically stable exchange rate between the Japanese yen, Korean won and the U.S. dollar.

Cost of Product Revenues.

	Three Months Ended
Cost of product revenues	March 27, 2010	March 28, 2009
Cost of product revenues (in millions:	$17.5	$14.6
Cost of product revenues as a % of net product revenues	73.5%	71.0%

Cost of product revenues, which is comprised of materials, labor and manufacturing overhead related to our products, increased approximately $2.9 million or 20% for 2010 as compared to 2009. Our gross margin is affected by increases or decrease in the sales prices of our products, changes in raw material prices, unit volume of sales, manufacturing efficiencies and the mix of products sold. As discussed above, our sales prices for our HBT wafers and displays sold for commercial applications historically decline on an annual basis. Our overhead costs and, to a lesser extent, our labor costs are normally stable and do not fluctuate significantly during a three or twelve month period. Essentially, we consider labor and overhead costs to be fixed in nature over the short term and therefore profitability is very dependent on the sales prices of our products and volume of sales. Gross margins as a percentage of revenues decreased because sales of our display products for military applications, which have higher gross margins than our other products, decreased as a percentage of our total revenues for 2010 as compared to 2009. For 2010 we anticipate sale prices of display products for military applications to remain stable and sales prices of our III-V products for wireless handset applications to decline. As a result, in order for us to increase gross margins we need to increase manufacturing efficiencies and or increase the unit volume of sales.

There are a number of different display technologies which can produce displays in small form factors. We believe one of the benefits of our display technology is the ability to produce high resolution displays in small form factors. The digital still camera markets are mature and the majority of these devices use low-resolution display products which results in our having limited, if any, competitive advantage over our competitors and, therefore, the ability to sell displays into these markets is very price dependent. Accordingly for us to generate display revenues with above average gross margins, we will need to increase sales to customers who buy our higher resolution display products, such as the military, or develop new categories, such as eyewear.

Research and Development. Research and development (R&D) expenses are incurred in support of internal display and III-V product development programs or programs funded by agencies or prime contractors of the U.S. government and commercial partners. R&D revenues associated with funded programs are presented separately in revenue in the statement of operations. Research and development costs include staffing, purchases of materials and laboratory supplies, circuit design costs, fabrication and packaging of display products, and overhead. For 2010 and 2009, R&D expense was as follows (in millions):

	Three Months Ended
Research and development expense (in millions)	March 27, 2010	March 28, 2009
Funded	$0.6	$0.7
Internal	3.7	2.4

Total research and development expense	$4.3	$3.1

Funded R&D expense decreased in 2010 as compared to the prior year primarily because of a decrease in funded programs from agencies and prime contractors of the U.S. government.

The increase in internal research and development expenses was primarily attributed to higher costs for the development of certain eyewear products and III-V products for 3G and smartphone applications.

Selling, General and Administrative. Selling, general and administrative (S,G&A) expenses consist of the expenses incurred by our sales and marketing personnel and related expenses, and administrative and general corporate expenses.

	Three Months Ended
	March 27, 2010	March 28, 2009
Selling, general and administration expense (in millions)	$3.6	$4.5
Selling, general and administration expense as a % of revenues	14.3%	20.7%

The decrease in S,G&A expenses in 2010 as compared to 2009 is attributable to decreases of approximately $0.6 million in allowance for bad debts and $0.3 million of professional and insurance costs partially offset by an increase in labor costs of $0.3 million.

Other Income and Expense.

	Three Months Ended
	March 27, 2010	March 28, 2009
Other income and expense (in millions)	$1.0	$3.3

Other income and expense, net, is composed of interest income, foreign currency transaction and remeasurement gains and losses incurred by our Korean and Taiwan subsidiaries, other-than temporary impairment on marketable debt securities, gains resulting from the sale of investments and license fees. In the three months ended March 27, 2010, we recorded $0.4 million of foreign currency losses as compared to $0.9 million of foreign currency gains for the three months ended March 28, 2009. During the three months ended March 27, 2010 we sold an available for sale equity investment and recorded a gain of $0.7 million. Other income and expense, net for the three months ended March 28, 2009 includes an expense of $0.9 million from an impairment write-down of certain marketable debt securities which were deemed other-than-temporarily impaired.

In fiscal year 2008 we entered into an agreement wherein we agreed to sell certain patents we were no longer using, to a party which would attempt to sub-license the patents. Under the terms of the agreement the amount we would receive for the sale of the patents was a percentage of any license fees, after expenses, from the sublicense. For the three months ended March 27, 2010 and March 28, 2009, we recorded $0.2 and $2.6 million, respectively, of license fees from the sale of these patents. We do not expect to receive any additional material amounts from the sales of these patents.

Equity Losses in Unconsolidated Affiliate. For the three months ended March 27, 2010, the equity loss in unconsolidated affiliate consists of our approximate 19% share of the losses of KoBrite. For the three months ended March 28, 2009, the equity loss is a result of our approximate 28% interest in the operating results of KoBrite.

Tax benefit (provision). For the three months ended March 27, 2010 we recorded a benefit for income taxes of $87,000 compared to provisions of $269,000 for the three month period ended March 28, 2009. Our provision for income taxes is comprised of our estimated alternative minimum tax and state income tax liabilities on our domestic taxable earnings and estimated foreign taxes due on our Korean and Taiwanese subsidiaries’ taxable earnings.

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

Liquidity and Capital Resources

As of March 27, 2010, we had cash and equivalents and marketable securities of $119.1 million and working capital of $139.2 million compared to $114.5 million and $134.2 million, respectively, as of December 26, 2009. The change in cash and equivalents and marketable securities was primarily due to cash generated from operating activities of $2.6 million and proceeds from investment sales of $4.0 million, partially offset by investments in capital equipment and other assets of approximately $0.8 million.

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

We lease facilities located in Taunton and Westborough, Massachusetts, and Scotts Valley, California, under non-cancelable operating leases. We have two Taunton facilities, one whose lease expires in 2020 and the other in 2012. The Taunton lease which expires in 2020 may be extended for an additional 10 year term. The Westborough and Scotts Valley leases expire in 2012.

We expect to expend between $6.0 million and $8.0 million on capital expenditures over the next twelve months, primarily for the acquisition of equipment relating to the production of our III-V and CyberDisplay products.

As of March 27, 2010, we had tax loss carry-forwards, which may be used to offset future federal taxable income. We may be subject to alternative minimum taxes, foreign taxes and state income taxes depending on our taxable income and sources of taxable income.

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

Contractual Obligations

The following is a summary of our contractual payment obligations for operating leases as of March 27, 2010:

Contractual Obligations	Total	Less than 1 year	1-3 Years	3-5 years	More than 5 years
Operating Lease Obligations	$7,410,310	$1,476,885	$2,589,363	$1,590,031	$1,754,031

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We invest our excess cash in high-quality U.S. government, government-backed (Fannie Mae, FDIC guaranteed bonds and certificates of deposit) and corporate debt instruments, which bear lower levels of relative risk. We believe that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations, and cash flows should not be material to our cash flows or income. It is possible that interest rate movements would increase our unrecognized gain or loss on interest rate securities. Included in other assets is an equity investment in Advanced Wireless Semiconductor Company (AWSC) of approximately $6.8 million, which is subject to changes in value because of either specific operating issues or overall changes in the stock market. We are exposed to changes in foreign currency exchange rates primarily through our translation of our foreign subsidiary’s financial position, results of operations, and transaction gains and losses as a result of non U.S. dollar denominated cash flows related to business activities in Asia, and remeasurement of United States dollars to the functional currency of our Kowon subsidiary. We are also exposed to the affects of exchange rates in the purchase of certain raw materials whose price is in U.S. dollars but the price on future purchases is subject to change based on the relationship of the Japanese Yen to the U.S. dollar. We do not currently hedge our foreign currency exchange rate risk. We estimate that any market risk associated with our international operations is unlikely to have a material adverse effect on our business, financial condition or results of operation. Our portfolio of marketable debt securities is subject to interest rate risk although our intent is to hold securities until maturity. The credit rating of our investments may be affected by the underlying financial health of the guarantors of our investments. We use Gallium Arsenide and Silicon wafers but do not enter into forward or futures hedging contracts.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 27, 2010 and designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During our last fiscal quarter, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is engaged in legal proceedings arising in the ordinary course of business. On August 14, 2009, a complaint was filed against us and certain of our officers and directors in Massachusetts Superior Court in Bristol County, asserting that the defendants breached fiduciary duties in connection with the issuance of proxy statements, which allegedly contained false and misleading statements concerning certain of our past stock option grants. We served the plaintiff a motion to dismiss on October 27, 2009, and oral arguments are scheduled for June 8, 2010 in this matter. Claims, suits, investigations and proceedings are inherently uncertain and it is not possible to predict the ultimate outcome of the matters previously discussed. While the Company will continue to defend itself vigorously in all such matters, it is possible that the Company’s business, financial condition, results of operations or cash flows could be affected in any particular period by the resolution of one or more of these matters.

Item 1A.	Risk Factors

In addition to the other information set forth in this report and the risk factor set forth below, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended December 26, 2009. The risks discussed in our Annual Report on Form 10-K could materially affect our business, financial condition and future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Sale of Unregistered Securities

In the past three years we have not sold any securities which were not registered under the Securities Act.

Use of Proceeds

The information required by this item regarding use of proceeds by the Company is reported in herein in Part 1, Item 2 under “Liquidity and Capital Resources”.

Purchase of Equity Securities

On December 8, 2008, we announced that our Board of Directors authorized a stock repurchase program of up to $15 million of our common stock. Pursuant to the stock repurchase program, we may purchase in one or more open market or private transactions up to $15 million of shares of our common stock. The stock repurchase program shall terminate on December 2, 2011, unless earlier terminated by our Board of Directors. We did not repurchase any securities during the first quarter of 2010. At March 27, 2010 we had repurchased 2.0 million shares for $5.3 million.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Reserved

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Amendment to Certificate of Incorporation (2)

3.3	Amendment to Certificate of Incorporation (2)

3.4	Fourth Amended and Restated By-laws (3)

31.1	Certificate of John C.C. Fan, Chief Executive Officer of the Registrant, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

31.2	Certificate of Richard A. Sneider, Chief Financial Officer of the Registrant, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.1	Certificate of John C.C. Fan, Chief Executive Officer of the Registrant, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2	Certificate of Richard A. Sneider, Chief Financial Officer of the Registrant, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

(1)	Filed as an exhibit to Registration Statement on Form S-1, File No. 33-57450, and incorporated herein by reference
(2)	Filed as an exhibit to Quarterly Report on Form 10-Q for the quarterly period July 1, 2000 and incorporated by reference herein
(3)	Filed as an exhibit to Annual Report on Form 8-K filed on December 12, 2008 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KOPIN CORPORATION (Registrant)

Date: May 4, 2010	By:	/S/ JOHN C.C. FAN
John C.C. Fan
President, Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

Date: May 4, 2010	By:	/S/ RICHARD A. SNEIDER
Richard A. Sneider
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)