Form 10-Q
period 2010-09-25
KOPIN CORP
filed 2010-11-03
CIK 771266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 25, 2010

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 29, 2010
Common Stock, par value $.01	64,869,358

Kopin Corporation

Part 1: FINANCIAL INFORMATION

Item 1:	Condensed Consolidated Financial Statements

KOPIN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 25, 2010	December 26, 2009
ASSETS
Current assets:
Cash and equivalents	$47,334,222	$54,832,744
Marketable debt securities, at fair value	63,171,109	59,713,757
Accounts receivable, net of allowance of $583,000 in 2010 and 2009, respectively	14,952,056	14,637,510
Accounts receivable from unconsolidated affiliates	5,006,678	2,988,894
Unbilled receivables	728,793	1,638,683
Inventory	18,844,185	16,453,869
Prepaid taxes	734,046	469,199
Prepaid expenses and other current assets	2,101,682	1,482,408

Total current assets	152,872,771	152,217,064
Property, plant and equipment	25,621,025	20,752,558
Other assets	7,466,222	10,254,846

Total assets	$185,960,018	$183,224,468

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,517,132	$9,615,939
Accrued payroll and expenses	3,081,815	2,569,187
Accrued warranty	1,600,000	1,600,000
Billings in excess of revenue earned	2,492,246	3,084,062
Other accrued liabilities	2,522,228	1,149,857

Total current liabilities	19,213,421	18,019,045
Asset retirement obligations	934,246	903,133
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $.01 per share: authorized, 3,000 shares; none issued	—	—
Common stock, par value $.01 per share: authorized, 120,000,000 shares; issued 74,902,147 shares in 2010 and 74,379,008 shares in 2009; outstanding 64,877,162 in 2010 and 66,605,961 in 2009	723,244	722,678
Additional paid-in capital	313,115,527	311,299,712
Treasury stock (7,447,218 shares in 2010 and 5,661,879 shares in 2009, at cost)	(25,242,297)	(19,852,316)
Accumulated other comprehensive income	5,192,074	4,556,813
Accumulated deficit	(132,281,871)	(136,540,351)

Total Kopin Corporation stockholders’ equity	161,506,677	160,186,536
Noncontrolling interest	4,305,674	4,115,754

Total stockholders’ equity	165,812,351	164,302,290

Total liabilities and stockholders’ equity	$185,960,018	$183,224,468

See notes to condensed consolidated financial statements

KOPIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 25, 2010	September 26, 2009	September 25, 2010	September 26, 2009
Revenues:
Net product revenues	$31,169,701	$30,638,292	$84,175,992	$77,377,650
Research and development revenues	432,430	1,340,698	3,069,281	4,306,331

	31,602,131	31,978,990	87,245,273	81,683,981
Expenses:
Cost of product revenues	21,115,832	20,652,628	60,508,556	54,696,123
Research and development	4,762,893	3,556,440	13,917,668	10,493,879
Selling, general, and administration	3,886,065	3,495,619	11,743,600	10,506,051

	29,764,790	27,704,687	86,169,824	75,696,053

Income from operations	1,837,341	4,274,303	1,075,449	5,987,928
Other income and expense:
Interest income	392,052	501,269	1,248,362	1,766,071
Other income	4,008	15,424	122,286	225,614
Foreign currency losses	(594,550)	(889,643)	(228,176)	(757,060)
Gain on sale of patents	—	2,119,064	159,797	6,231,849
Gain on remeasurement of investment in KTC	—	599,328	—	599,328
Gain on loans to KTC	—	1,187,937	—	1,187,937
Gain on sale of investments	—	—	2,597,505	—
Other-than-temporary impairment on marketable debt securities	—	—	—	(926,630)

	(198,490)	3,533,379	3,899,774	8,327,109

Income before provision for income taxes, equity (loss) earnings in unconsolidated affiliates and net loss (income) of noncontrolling interest	1,638,851	7,807,682	4,975,223	14,315,037
Tax provision	(180,000)	(162,000)	(273,000)	(798,000)

Income before equity (loss) earnings in unconsolidated affiliates and net loss (income) of noncontrolling interest	1,458,851	7,645,682	4,702,223	13,517,037
Equity (losses) earnings in unconsolidated affiliates	(187,063)	772,424	(369,649)	481,766

Net income	1,271,788	8,418,106	4,332,574	13,998,803
Net loss (income) attributable to the noncontrolling interest	88,924	100,779	(74,094)	116,492

Net income attributable to the controlling interest	$1,360,712	$8,518,885	$4,258,480	$14,115,295

Net income per share
Basic	$0.02	$0.13	$0.06	$0.21

Diluted	$0.02	$0.13	$0.06	$0.21

Weighted average number of common shares
Basic	66,114,557	66,214,047	66,442,712	67,023,695
Diluted	66,778,781	67,028,547	67,148,905	67,567,258

See notes to condensed consolidated financial statements

KOPIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 25, 2010	September 26, 2009	September 25, 2010	September 26, 2009
Net income	$1,271,788	$8,418,106	$4,332,574	$13,998,803
Foreign currency translation gain	1,414,636	1,407,822	631,839	1,226,542
Unrealized holding gain on marketable securities	746,740	2,411,910	1,250,505	3,698,847
Reclassifications of gains in net income	(100,829)	(1,293)	(1,735,947)	(228,535)

Comprehensive income	$3,332,335	$12,236,545	$4,478,971	$18,695,657
Comprehensive (income) loss attributable to the noncontrolling interest	(201,311)	1,201,695	(189,919)	1,256,927

Comprehensive income attributable to Kopin Corporation	$3,131,024	$13,438,240	$4,289,052	$19,952,584

See notes to condensed consolidated financial statements

KOPIN CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

See notes to condensed consolidated financial statements.

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (loss)	Accumulated Deficit	Total Kopin Corporation Stockholders’ Equity	Noncontrolling interest	Total Stockholders’ Equity
	Shares	Amount
Balance December 27, 2008	71,873,228	$718,732	$310,241,805	$(14,552,865)	$(168,303)	$(157,757,433)	$138,481,936	$2,912,519	$141,394,455
Exercise of stock options	5,125	51	19,168	—	—	—	19,219	—	19,219
Vesting of restricted stock	104,000	1,040	(1,040)	—	—	—	—	—	—
Stock based compensation expense	—	—	1,530,252	—	—	—	1,530,252	—	1,530,252
Net unrealized holding gain on marketable securities	—	—	—	—	3,448,085	—	3,448,085	—	3,448,085
Foreign currency translation adjustments	—	—	—	—	959,156	—	959,156	267,386	1,226,542
Cumulative effect adjustment as of March 29, 2009 related to non credit-related losses on investments recorded in operations	—	—	—	—	(1,773,712)	1,773,712	—	—	—
Change in other-than-temporary impairment loss recorded in other comprehensive income	—	—	—	—	492,376	—	492,376	—	492,376
Acquisition of KTC equity interest	—	—	(259,739)				(259,739)	1,014,367	754,628
Restricted stock for tax withholding obligations	(55,429)	(554)	(100,178)	—	—	—	(100,732)	—	(100,732)
Treasury stock purchase	—	—	—	(5,299,451)	—	—	(5,299,451)	—	(5,299,451)
Net income	—	—	—	—	—	14,115,295	14,115,295	(116,492)	13,998,803

Balance September 26, 2009	71,926,925	$719,269	$311,430,268	$(19,852,316)	$2,957,602	$(141,868,426)	$153,386,397	$4,077,780	$157,464,177

Balance December 26, 2009	72,267,842	$722,678	$311,299,712	$(19,852,316)	$4,556,813	$(136,540,351)	$160,186,536	$4,115,754	$164,302,290
Exercise of stock options	8,165	82	30,537	—	—	—	30,619	—	30,619
Vesting of restricted stock	75,000	750	(750)
Stock based compensation expense	—	—	1,889,780	—	—	—	1,889,780	—	1,889,780
Net unrealized holding loss on marketable securities	—	—	—	—	(485,442)	—	(485,442)	—	(485,442)
Foreign currency translation adjustments	—	—	—	—	516,013	—	516,013	115,826	631,839
Change in other-than-temporary impairment loss recorded in other comprehensive income	—	—	—	—	604,690	—	604,690	—	604,690
Restricted stock for tax withholding obligations	(26,631)	(266)	(103,752)	—	—	—	(104,018)	—	(104,018)
Treasury stock purchase	—	—	—	(5,389,981)	—	—	(5,389,981)	—	(5,389,981)
Net income	—	—	—	—	—	4,258,480	4,258,480	74,094	4,332,574

Balance September 25, 2010	72,324,376	$723,244	$313,115,527	$(25,242,297)	$5,192,074	$(132,281,871)	$161,506,677	$4,305,674	$165,812,351

KOPIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 25, 2010	September 26, 2009
Cash flows from operating activities:
Net income	$4,332,574	$13,998,803
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,066,031	4,518,354
Amortization of premium (accretion of discount) on marketable debt securities	82,861	(241,751)
Stock-based compensation	1,889,780	1,530,252
Equity losses (earnings) in unconsolidated affiliates	369,649	(481,766)
Impairment on marketable debt securities	—	926,630
(Gain) loss on loans to KTC	—	(1,187,937)
Gain on remeasurement of investment in KTC	—	(599,328)
Foreign currency losses (gains)	228,176	757,060
Gain on sale of investments	(2,597,505)	—
Change in allowance for bad debt	—	(268,011)
Change in warranty reserves	—	350,000
Change in inventory reserves	558,270	553,429
Changes in assets and liabilities:
Accounts receivable and unbilled	(1,091,429)	(412,206)
Inventory	(2,739,105)	(2,136,651)
Prepaid expenses and other current assets	(848,343)	(1,388,376)
Accounts payable and accrued expenses	1,143,129	(1,687,915)
Billings in excess of revenue earned	(591,816)	(133,147)

Net cash provided by operating activities	5,802,272	14,097,440

Cash flows from investing activities:
Proceeds from sale and maturity of marketable debt securities	38,225,256	27,144,718
Purchase of marketable debt securities	(40,903,342)	(41,911,058)
Cash paid to acquire KTC equity interest, net of KTC cash acquired	—	212,380
Proceeds from disposal of property, plant and equipment	—	426,537
Proceeds from sale of investments	4,223,536	—
Other assets	152,977	(16,275)
Capital expenditures	(9,692,829)	(2,334,937)

Net cash used in investing activities	(7,994,402)	(16,478,635)

Cash flows from financing activities:
Treasury stock purchases	(5,389,981)	(5,299,451)
Proceeds from exercise of stock options	30,619	19,219
Settlements of restricted stock for tax withholding obligations	(104,018)	(100,732)
Investment in KTC after controlling interest was acquired	—	(300,000)

Net cash used in financing activities	(5,463,380)	(5,680,964)

Effect of exchange rate changes on cash	156,988	217,419

Net decrease in cash and equivalents	(7,498,522)	(7,844,740)
Cash and equivalents:
Beginning of period	54,832,744	57,949,449

End of period	$47,334,222	$50,104,709

Supplemental disclosure of cash flow information:
Income taxes paid	$210,000	$824,000

Supplemental schedule of noncash investing activities:
Construction in progress included in accounts payable	$770,000	$—

See notes to condensed consolidated financial statements

KOPIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of Kopin Corporation, its wholly owned subsidiaries, Kowon Technology Co., Ltd. (Kowon), a majority owned (78%) subsidiary located in Korea, and Kopin Taiwan Corporation (KTC), a majority owned (87%) subsidiary located in Taiwan (collectively the “Company”). The results of operations of Kowon and KTC not attributable to the Company are referred to as noncontrolling interests. All intercompany transactions and balances have been eliminated. The condensed consolidated financial statements for the three and nine months ended September 25, 2010 and September 26, 2009 are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. These condensed consolidated financial statements should be read in conjunction with the Company’s annual consolidated financial statements and notes thereto.

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

The Company uses the specific identification method as a basis for determining cost and calculating realized gains and losses for marketable securities. The gross gains and losses realized related to sales and maturities of marketable debt securities were not material during the nine months ended September 25, 2010 and the year ended December 26, 2009.

Investments in available-for-sale marketable debt securities are as follows at September 25, 2010 and December 26, 2009:

	Amortized Cost		Unrealized Gains		Unrealized Losses			Fair Value
	2010	2009	2010	2009	2010		2009	2010	2009
U.S. government and agency backed securities	$24,078,784	$29,601,836	$498,546	$188,068		$—	$—	$24,577,330	$29,789,904
Corporate debt	38,159,933	29,433,451	433,846	490,402			—	38,593,779	29,923,853

Total	$62,238,717	$59,035,287	$932,392	$678,470	$		$—	$63,171,109	$59,713,757

The contractual maturity of the Company’s marketable debt securities is as follows at September 25, 2010:

	Less than One year	One to Five years	Greater than Five years	Total
U.S. government and agency backed securities	$4,503,357	$16,610,623	$3,463,350	$24,577,330
Corporate debt	17,491,996	15,175,658	5,926,125	38,593,779

Total	$21,995,353	$31,786,281	$9,389,475	$63,171,109

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

		Fair Value Measurement at September 25, 2010 Using:
		Level 1	Level 2	Level 3
Money Markets and Cash Equivalents	$47,334,222	$47,334,222	$—	$—
U.S. Government Securities	24,577,330	24,577,330	—	—
Corporate Debt	38,593,779	12,590,409	26,003,370	—
Investment in AWSC	4,344,347	4,344,347	—	—

	$114,849,678	$88,846,308	$26,003,370	$—

		Fair Value Measurement at December 26, 2009 Using:
		Level 1	Level 2	Level 3
Money Markets and Cash Equivalents	$54,832,744	$54,832,744	$—	$—
U.S. Government Securities	29,789,904	29,789,904	—	—
Corporate Debt	29,923,853	2,434,824	27,489,029	—
Investment in Micrel, Inc.	1,640,678	1,640,678	—	—
Investment in AWSC	5,122,133	5,122,133	—	—

	$121,309,312	$93,820,283	$27,489,029	$—

4. INVENTORY

Inventory is stated at the lower of cost (determined on the first-in, first-out or specific identification method) or market and consists of the following at September 25, 2010 and December 26, 2009:

	September 25, 2010	December 26, 2009
Raw materials	$9,776,108	$8,336,915
Work-in-process	3,704,802	3,416,727
Finished goods	5,363,275	4,700,227

	$18,844,185	$16,453,869

Inventory on consignment at customer locations was $3.8 million and $3.2 million at September 25, 2010 and December 26, 2009, respectively. Included in prepaid expenses and other current assets is a deposit of $1.2 million for raw materials in advance of delivery.

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

KOPIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Weighted average common shares outstanding used to calculate earnings per share are as follows:

	Three Months Ended		Nine Months Ended
	September 25, 2010	September 26, 2009	September 25, 2010	September 26, 2009
Weighted average common shares outstanding-basic	66,114,557	66,214,047	66,442,712	67,023,695
Stock options and nonvested restricted common stock	664,224	814,500	706,193	543,563

Weighted average common shares outstanding-diluted	66,778,781	67,028,547	67,148,905	67,567,258

The following were not included in weighted average common shares outstanding-diluted because they are anti-dilutive or performance conditions have not been met at the end of the period.

	September 25, 2010	September 26, 2009
Nonvested restricted common stock	948,189	388,191
Stock options	3,596,823	4,929,595

Total	4,545,012	5,317,786

6. STOCK-BASED COMPENSATION

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

A summary of award activity under the stock option plans as of September 25, 2010 and changes during the nine month period is as follows. All options were vested as of September 25, 2010.

	Nine Months Ended September 25, 2010
	Shares	Weighted Average Exercise Price
Balance, December 26, 2009	4,337,902	$10.90
Options granted	—	—
Options forfeited/cancelled	(725,414)	28.03
Options exercised	(8,165)	3.75

Balance, September 25, 2010	3,604,323	$7.47

Exercisable, September 25, 2010	3,604,323

KOPIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about stock options outstanding and exercisable at September 25, 2010:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.01—$ 3.55	132,500	5.98	$3.42	132,500	$3.42
$ 3.75—$ 4.97	1,128,980	3.61	4.45	1,128,980	4.45
$ 5.00—$ 9.95	1,105,587	3.18	6.01	1,105,587	6.01
$10.00—$13.00	1,097,912	1.77	11.57	1,097,912	11.57
$14.31—$18.00	139,344	1.72	15.05	139,344	15.05

	3,604,323	2.93	$7.47	3,604,323	$7.47

Aggregate intrinsic value on September 25, 2010	$21,075			$21,075

NonVested Restricted Common Stock

A summary of the activity for nonvested restricted common stock awards as of September 25, 2010 and changes during the nine months then ended is presented below:

	Shares	Weighted Average Grant Fair Value
Balance December 26, 2009	2,111,166	$3.27
Granted	541,601	4.49
Forfeited	—	—
Vested	(75,000)	3.05

Balance September 25, 2010	2,577,767	$3.53

Stock-Based Compensation

The following table summarizes stock-based compensation expense within each of the categories below as it relates to employee stock options and nonvested restricted common stock awards for the nine months ended September 25, 2010 and September 26, 2009 (no net tax benefits were recognized):

	Nine Months Ended
	September 25, 2010	September 26, 2009
Cost of product revenues	$471,000	$411,000
Research and development	318,000	202,000
Selling, general and administrative	1,101,000	917,000

Total	$1,890,000	$1,530,000

The total unrecognized compensation cost related to nonvested restricted common stock awards is expected to be recognized over a weighted average period of 3 years. The total unrecognized compensation cost at September 25, 2010 is $5.3 million.

7. OTHER ASSETS AND AMOUNTS DUE TO / FROM AFFILIATES

Marketable Equity Securities

At September 25, 2010 the Company had an investment in Advance Wireless Semiconductor Company (AWSC), with a fair market value of $4.3 million and an adjusted cost basis of $0.7 million, as compared to a fair market value of $5.1 million and an adjusted cost basis of $0.9 million at December 26, 2009.

One of the Company’s Directors is a director of AWSC and several directors and officers own amounts ranging from 0.1% to 0.5% of the outstanding stock of AWSC.

During the second quarter of 2010 the Company sold shares of AWSC with an adjusted cost basis of $0.2 million and recorded a gain of $1.6 million.

KOPIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the first quarter of 2010 the Company sold its investment in Micrel, Inc. and recorded a gain of $0.7 million and received approximately $0.3 million representing an amount escrowed from the sale of the Company’s Kenet investment in 2008.

Non-Marketable Securities—Equity Method Investments

At September 25, 2010 the Company had an approximate 19% interest in KoBrite with a carrying value of $2.9 million. The Company accounts for its interest in KoBrite using the equity method and for the nine months ended September 25, 2010 and September 26, 2009 recorded equity (losses) earnings in unconsolidated affiliates of ($0.4) million and $0.5 million, respectively. The nine month period ended September 26, 2009 includes earnings of $0.8 million related to KTCs repayment of a prior period loan from the Company. One of the Company’s Directors is also a member of the Board of Directors of Bright LED, one of the principal investors of KoBrite.

Summarized financial information for KoBrite for the three and nine month periods ended September 25, 2010 and September 26, 2009 and for KTC for the three and nine month period ended September 26, 2009 is as follows (KoBrite’s results are recorded one quarter in arrears). As described below in Note 8, KTC became a consolidated subsidiary as of July 31, 2009.

	Three Months Ended		Nine Months Ended
	September 25, 2010	September 26, 2009	September 25, 2010	September 26, 2009
Revenue	$3,233,000	$3,449,000	$10,047,000	$6,627,000
Gross margin	(452,000)	(143,000)	(599,000)	(553,000)
Loss from operations	(1,048,000)	(448,000)	(2,123,000)	(1,532,000)
Net loss	$(963,000)	$(267,000)	$(1,903,000)	$(1,536,000)

Amounts Due from and Due to Affiliates

Related party receivables at September 25, 2010 and December 26, 2009 approximate the following amounts:

	September 25, 2010	December 26, 2009
Advanced Wireless Semiconductor Company – trade receivables	$4,950,000	$2,885,000
KoBrite – trade receivables	57,000	105,000
KoBrite – non-trade receivables	—	453,000

Accounts receivable from unconsolidated affiliates	$5,007,000	$3,443,000

In fiscal year 2008 the Company entered into an agreement wherein it agreed to sell certain of its patents that it was no longer using to a party who would attempt to sub-license the patents. Under the terms of the agreement the amount the Company would receive for the sale of the patents was a percentage of any fees, after expenses, from the sublicense. In the three and nine months ended September 25, 2010, the Company recorded $0 and $0.2 million, respectively, of fees from the sale of these patents as compared to $2.1 million and $6.2 million for the three and nine months ended September 26, 2009.

8. ACQUISITION OF EQUITY INTERESTS IN KTC

On July 30, 2009, and August 11, 2009 the Company purchased an additional 19,572,468 and 128,226, respectively, shares of KTC common stock for approximately $6.3 million (the “Transaction”). As a result of these two transactions and the Company’s previous investments in KTC, the Company owns approximately 87% of the now outstanding common stock of KTC.

The following supplemental pro forma disclosures are provided for the nine months ended September 26, 2009, assuming the acquisition of the controlling interest in KTC had occurred as of December 28, 2008 (the first day of the Company’s 2009 fiscal year). All intercompany transactions have been eliminated.

Nine Months Ended September 26, 2009
Revenues	$82,103,000
Net income	$13,514,000

The consolidated statement of operations for the periods includes the following amounts which were recorded as a result of extending credit to KTC and the Transaction in 2009:

2009
Gain on remeasurement of Kopin’s previous investment in KTC	$599,000
Repayment of loan by KTC which was previously written-off	2,012,000
Reduction (increase) in bad debt allowance	507,000

KOPIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. ACCRUED WARRANTY

The Company warrants its products against defect for 12 months. A provision for estimated future costs and estimated returns for credit relating to warranty is recorded in the period when product is shipped and revenue recognized, and is updated as additional information becomes available. The Company’s estimate of future costs to satisfy warranty obligations is based primarily on historical warranty expense experienced and a provision for potential future product failures. Changes in the accrued warranty for the nine month periods ended September 25, 2010 and September 26, 2009 are as follows:

	Nine Months Ended
	September 25, 2010	September 26, 2009
Beginning Balance	$1,600,000	$1,250,000
Additions	290,000	1,462,000
Claim and reversals	(290,000)	(1,112,000)

Ending Balance	$1,600,000	$1,600,000

10. INCOME TAXES

The Company’s tax provision of $273,000 for the nine months ended September 25, 2010 represents alternative minimum tax, state income tax and foreign tax expenses which are partially offset by the utilization of the Company’s net operating loss carryforwards (NOL) and tax credits.

As of September 25, 2010, the Company has available for tax purposes federal NOLs of $23.4 million expiring through 2030. The Company has recognized a full valuation allowance on its net deferred tax assets due to the uncertainty of realization of such assets. The Company has not historically recorded, nor does it intend to record the excess tax benefits from stock awards until realized.

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

The Company has three operating and reportable segments: (i) Kopin U.S., which includes the operations in the United States and the Company’s equity method investments, (ii) Kowon and (iii) KTC (commencing in the third quarter of 2009). The following table presents the Company’s reportable segment results for the three and nine month periods ended September 25, 2010 and September 26, 2009:

	Kopin U.S.	Kowon	KTC	Adjustments	Total
Three Months Ended
September 25, 2010
Revenues	$30,843,000	$3,335,000	$2,276,000	$(4,852,000)	$31,602,000
Net income (loss) attributable to the controlling interest	1,527,000	(614,000)	359,000	89,000	1,361,000

September 26, 2009
Revenues	$31,385,000	$2,715,000	$1,581,000	$(3,702,000)	$31,979,000
Net income (loss) attributable to the controlling interest	8,651,000	(645,000)	412,000	101,000	8,519,000
Nine Months Ended
September 25, 2010
Revenues	$85,146,000	$8,574,000	$6,202,000	$(12,677,000)	$87,245,000
Net income (loss) attributable to the controlling interest	3,638,000	(24,000)	718,000	(74,000)	4,258,000

September 26, 2009
Revenues	$80,913,000	$6,601,000	$1,581,000	$(7,411,000)	$81,684,000
Net income (loss) attributable to the controlling interest	14,257,000	(670,000)	412,000	116,000	14,115,000

KOPIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The adjustments to reconcile to the consolidated financial statement total revenue and net income include the elimination of intercompany sales and noncontrolling interest in income of subsidiary.

During the three and nine month periods ended September 25, 2010 and September 26, 2009, the Company derived its sales from the following geographies (as a percentage of net sales):

	Three Months Ended		Nine Months Ended
	September 25, 2010	September 26, 2009	September 25, 2010	September 26, 2009
Asia-Pacific	26%	20%	25%	16%
Americas	74%	80%	75%	84%

Total Revenues	100%	100%	100%	100%

During the three month periods ended September 25, 2010 and September 26, 2009, revenues by product group consisted of approximately the following:

	Three Months Ended		Nine Months Ended
	September 25, 2010	September 26, 2009	September 25, 2010	September 26, 2009
Display	$14,904,000	$17,727,000	$40,101,000	$50,197,000
III-V	16,698,000	14,252,000	47,144,000	31,487,000

Total Revenues	$31,602,000	$31,979,000	$87,245,000	$81,684,000

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

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995, including, without limitation, statements made relating to our belief that we will continually evaluate our estimates used in the preparation of our financial statements; our belief that we are a leading developer and manufacturer of advanced semiconductor products and miniature displays; our expectation that we will use our proprietary semiconductor material technology to design, manufacture and market our III-V and display products; our belief that the increase in industry sales of 3G and smart phones will continue through the remainder of 2010; our belief that the U.S. government is reducing research and development funding; our belief that the U.S. military programs that we support with our display products will continue to be an important weapon for U.S. soldiers; our belief that 2009 III-V revenues were below normal expectations as our customers decreased orders as a result of the weak global environment at that time; our expectation that the average selling price of certain of our products for consumer application will decline approximately 5% to 10%; our expectation that the average sales price of our display products for military applications will remain relatively flat for 2010; our expectation that the overall increase or decrease in the average sales price of our display products will be dependent on the sales mix of commercial and military display sales; our expectation that if our display products for consumer electronic applications do not increase or new markets are not identified, we may have to record impairment charges on Kowon’s long lived assets; our expectation that revenue will be approximately $120 million for fiscal year 2010; our belief that if sales of smart phones do not average growth rate of approximately 35% to 40% over the next five years we may not reach our revenue goals; our expectation that 2010 revenues will primarily be from customers located in the U.S.; our belief that in 2010 sale prices of display products for military applications will remain stable and sales prices of our III-V products for wireless handset applications will decline; our belief that one of the benefits of our display technology is the ability to produce high resolution displays in small form factors; our belief that we will need to increase sales to customers who buy our higher resolution display products, such as the military, or develop new categories, such as eyewear our belief that we may be subject to alternative minimum taxes, foreign taxes and state income taxes; our belief that a strengthening of the U.S. dollar could increase the price of our products in local currencies in foreign markets, leading to a reduction in sales or profitability in those foreign markets; our belief that our facilities in Taunton and Westborough, Massachusetts, and Scotts Valley, California, are suitable for our operating needs; our expectation that we will expend between $10.0 million and $15.0 million on capital expenditures over the next twelve months; our belief that our available cash resources will support our operations and capital needs for at least the next twelve months; our expectation that our third quarter will be our strongest sales quarter for sales of our displays to customers who use them in consumer electronic applications and sales of our III-V products, followed by our second quarter then our fourth quarter and our first quarter would be our lowest sales quarter; our expectation that we will sell more display products for military applications which we do not expect to have the historical sales trends of our consumer oriented products; our belief that our principle sales of HBT transistors has not demonstrated the seasonal pattern over the last two years that we would expect; our belief that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations, and cash flows should not be material to our cash flows or income; our estimate that any market risk associated with our international operations is unlikely to have a material adverse effect on our business, financial condition or results of operation. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industries in which we operate, management’s beliefs, and assumptions made by management. In addition, other written or oral statements, which constitute forward-looking statements, may be made by or on behalf of us. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “could”, “seeks”, “estimates”, and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements, whether as a result of new information, future events or otherwise. Factors that could cause or contribute to such differences in outcomes and results include, but are not limited to, those set forth in our other periodic filings filed with the Securities and Exchange Commission, including our Form 10-K for the fiscal year ended December 26, 2009.

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

We have two principal sources of revenues: product revenues and research and development revenues. Product revenues consist of sales of our CyberDisplay products and our III-V products, principally gallium arsenide (GaAs) HBT transistor wafers. Research and development revenues consist primarily of development contracts with agencies of the U.S. government. For the three and nine months ended September 25, 2010, research and development revenues were $0.4 million and $3.1 million respectively. This contrasted with $1.3 million and $4.3 million for the corresponding periods in 2009.

Results of Operations

The three and nine month periods ended September 25, 2010 and September 26, 2009 are referred to as 2010 and 2009, respectively. The year ended periods December 26, 2009 and December 27, 2008 are referred to as fiscal year 2009 and fiscal year 2008, respectively.

Revenues. For the three and nine month periods ended September 25, 2010 and September 26, 2009, our revenues, which include product sales and amounts earned from research and development contracts, were as follows (in millions):

	Three Months Ended		Nine Months Ended
Revenues (in millions):	September 25, 2010	September 26, 2009	September 25, 2010	September 26, 2009
III-V	$16.6	$14.3	$47.1	$31.5
Cyber Display	15.0	17.7	40.1	50.2

Total revenues	$31.6	$32.0	$87.2	$81.7

The increase in our III-V revenues resulted primarily from an increase in demand from customers who purchase our HBT transistor wafers for use in cellular handsets. We believe there was an increase in demand of “3G” or “smart phones” in 2010 over 2009. 3G and smart phones offer more functions, for example web browsing, than a standard wireless handset. 3G and smart phones require more HBT transistors than a standard wireless handset to support the increased functionality. We believe the increase in industry sales of 3G and smart phones will continue through the remainder of 2010. In addition we believe that first quarter of 2009 III-V revenues were below normal expectations as our customers decreased orders as a result of the weak global environment at that time and therefore the nine month comparison for 2010 and 2009 may not be representative of typical results.

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

	Three Months Ended		Nine Months Ended
Display Revenues by Category (in millions )	September 25, 2010	September 26, 2009	September 25, 2010	September 26, 2009
Military Application	10.4	13.2	26.8	38.2
Commercial Applications	$4.3	$3.4	$10.7	$8.4
Research & Development	0.3	1.1	2.6	3.6

Total	$15.0	$17.7	$40.1	$50.2

We expect revenue of approximately $120 million for fiscal year 2010, however our ability to forecast revenues and results of operations is very limited. Our forecasts are based on our discussions with customers, expectations about U.S. military spending and our expectations about the future global economy and are not based on firm non-cancellable orders. During the first nine months of 2010 we believe orders from military customers were delayed as the U.S. Department of Defense (DoD) reviewed its budgets. We believe that this review was prompted by the U.S. federal budget deficit. We believe that the decline in our Display research & development revenues resulted from the U.S. government reducing research and development funding due to the U.S. budget deficit. We believe the U.S. military programs that we support with our display products will continue to be an important weapon for U.S. soldiers; however, our receipt of orders from our military customers may be affected by DoD budgets which are expected to decline. An important element in our projections is the continued increase in sales of smart phones. Industry estimates indicate that sales of smart phones will have a constant average growth rate of approximately 35% to 40% over the next five years. If these forecasts are incorrect we may not reach our revenue expectations.

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

The back-end packaging manufacturing process of our displays which are sold for consumer applications is performed at our Korean subsidiary, Kowon Technology Co., LTD (Kowon). Kowon had a net loss of approximately $0.2 million from operations for the nine months ended September 25, 2010. If sales of our display products for consumer electronic applications do not increase or new markets are not identified, we may have to record impairment charges on Kowon’s long lived assets, which are recorded in our financial statements at $2.9 million at September 25, 2010.

International sales represented 25% and 16% of total revenues for the nine months ended September 25, 2010 and September 26, 2009, respectively. The increase in international sales is primarily attributable to an increase in sales of our CyberDisplay products for eyewear applications and III-V products to customers who are primarily Asian-based and a decline in sales of our display products for military electronic applications which are primarily sold in the U.S. We expect our 2010 revenues will primarily be from customers located in the U.S. International sales are primarily sales of CyberDisplay products to consumer electronic manufacturers located in Japan, Korea and China and our III-V products to customers in Taiwan. Our international sales are primarily denominated in U.S. currency. Consequently, a strengthening of the U.S. dollar could increase the price in local currencies of our products in foreign markets and make our products relatively more expensive than competitors’ products that are denominated in local currencies, leading to a reduction in sales or profitability in those foreign markets. In addition, sales of our CyberDisplay products in Korea are transacted through Kowon. Kowon’s sales are primarily denominated in U.S. dollars. However, Kowon’s local operating costs are primarily denominated in Korean won. Kowon also holds U.S. dollars in order to pay various expenses. As a result, our financial position and results of operations are subject to exchange rate fluctuation in transactional and functional currency. We have not taken any protective measures against exchange rate fluctuations, such as purchasing hedging instruments with respect to such fluctuations, because of the historically stable exchange rate between the Japanese yen, Korean won and the U.S. dollar.

Cost of Product Revenues.

	Three Months Ended		Nine Months Ended
Cost of product revenues :	September 25, 2010	September 26, 2009	September 25, 2010	September 26, 2009
Cost of product revenues (in millions):	$21.1	$20.7	$60.5	$54.7
Cost of product revenues as a % of net product revenues	67.7%	67.4%	71.9%	70.7%

Cost of product revenues, which is comprised of materials, labor and manufacturing overhead related to our products, increased approximately $5.8 million or 11% for the nine month period ended September 25, 2010 as compared to the same period in 2009. Our gross margin is affected by increases or decrease in the sales prices of our products, changes in raw material prices, unit volume of sales, manufacturing efficiencies and the mix of products sold. As discussed above, our sales prices for our HBT wafers and displays sold for commercial applications historically decline on an annual basis. Our overhead costs and, to a lesser extent, our labor costs are normally stable and do not fluctuate significantly during a three or twelve month period. Essentially, we consider labor and overhead costs to be fixed in nature over the short term and therefore profitability is very dependent on the sales prices of our products, yields and volume of sales. Gross margins as a percentage of revenues decreased because sales of our display products for military applications, which have higher gross margins than our other products, decreased as a percentage of our total revenues for 2010 as compared to 2009 and, sales prices of our III-V products, which also have lower gross margins than our military products, increased. In the three months ended September 25, 2010 we sold $0.2 million of products which had previously been written off. For 2010 we anticipate sale prices of display products for military applications and our III-V products for wireless handset applications to decline. As a result, in order for us to increase gross margins we need to increase manufacturing efficiencies and/or increase the unit volume of sales.

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

Research and Development. Research and development (R&D) expenses are incurred in support of internal display, display system and III-V product development programs or programs funded by agencies or prime contractors of the U.S. government and commercial partners. Our R&D efforts are focused on developing new III-V products to support the next generations of smartphones, development of our Golden-i system and 3-D display technologies. R&D revenues associated with funded programs are presented separately in revenue in the statement of operations. Research and development costs include staffing, purchases of materials and laboratory supplies, circuit design costs, fabrication and packaging of display products, and overhead. For 2010 and 2009, R&D expense was as follows (in millions):

	Three Months Ended		Nine Months Ended
Research and development expense (in millions):	September 25, 2010	September 26, 2009	September 25, 2010	September 26, 2009
Funded	$0.6	$1.1	$2.0	$2.7
Internal	4.2	2.5	11.9	7.8

Total research and development expense	$4.8	$3.6	$13.9	$10.5

Funded R&D expense decreased in 2010 as compared to the prior year primarily because of a decrease in funded programs from agencies and prime contractors of the U.S. government.

The increase in internal research and development expenses was primarily attributed to higher costs for the development of certain industrial display and display eyewear products and III-V products for 3G and smartphone applications. For the three and nine months ended September 25, 2010 R&D included approximately $0.2 million and $0.4 million, respectively, of expenses for Kopin Taiwan Corporation which was acquired in the third quarter of 2009.

Selling, General and Administrative. Selling, general and administrative (S,G&A) expenses consist of the expenses incurred by our sales and marketing personnel and related expenses, and administrative and general corporate expenses.

	Three Months Ended		Nine Months Ended
	September 25, 2010	September 26, 2009	September 25, 2010	September 26, 2009
Selling, general and administration expense (in millions):	$3.9	$3.5	$11.7	$10.5
Selling, general and administration expense as a % of revenues	12.3%	10.9%	13.5%	12.9%

The increase in S,G&A expenses in 2010 as compared to 2009 is attributable to increases of approximately $0.2 million in labor costs, $0.2 million of insurance costs, and $0.2 million of investor relations costs. The nine months ended September 26, 2009 also included a $0.5 million credit for bad debt expense related to receivables that had been written-off which were subsequently collected. For the three and nine months ended September 25, 2010 S,G&A also included approximately $0.2 million and $0.5 million, respectively, of expenses for Kopin Taiwan Corporation.

Other Income and Expense.

	Three Months Ended		Nine Months Ended
	September 25, 2010	September 26, 2009	September 25, 2010	September 26, 2009
Other income and expense (in millions):	$(0.2)	$3.5	$3.9	$8.3

Other income and expense, net, is composed of interest income, foreign currency transaction and remeasurement gains and losses incurred by our Korean and Taiwanese subsidiaries, other-than temporary impairment on marketable debt securities, gains resulting from the sale of investments and license fees. In the nine months ended September 25, 2010 and September 26, 2009, we recorded $0.2 million and $0.8 million, respectively, of foreign currency losses. During the nine months ended September 25, 2010 we sold available for sale equity investments and recorded gains of $2.2 million. In addition, we received a $0.4 million payment which represented amounts held in escrow from the sale of our investment in Kenet on October 3, 2008. Other income and expense, net for the nine months ended September 26, 2009 includes an expense of $0.9 million from an impairment write-down of certain marketable debt securities which were deemed other-than-temporarily impaired.

In fiscal year 2008 we entered into an agreement wherein we agreed to sell certain patents we were no longer using, to a party which would attempt to sub-license the patents. For the nine months ended September 25, 2010 and September 26, 2009, we recorded $0.2 and $6.2 million, respectively, of license fees from the sale of these patents.

Equity Losses in Unconsolidated Affiliate. For the three and nine months ended September 25, 2010, the equity loss in unconsolidated affiliate consists of our approximate 19% share of the losses of KoBrite. For the three and nine months ended September 26, 2009, the equity loss in unconsolidated affiliate consists of our approximate 19% share of the losses of KoBrite and the effects of the repayment of a loan by KTC.

Tax (provision). For the three and nine months ended September 25, 2010 we recorded a provision for income taxes of $180,000 and $273,000, respectively, compared to provisions of $162,000 and $798,000 for the three and nine month periods ended September 26, 2009. Our provision for income taxes is comprised of our estimated alternative minimum tax and state income tax liabilities on our domestic taxable earnings and estimated foreign taxes due on our Korean and Taiwanese subsidiaries’ taxable earnings.

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

The year-over-year decrease in our net income is related to a number of items in the 2009 period related to gains on the sale of patents and our investment in our Taiwan subsidiary, KTC. Excluding these items from the 2009 results of operations, net income for the third quarter of 2010 was $1.4 million, or $0.02 per diluted share, compared with $3.8 million, or $0.06 per diluted share for the third quarter of 2009, while net income for the first nine months of 2010 was $4.3 million, or $0.06 per diluted share compared to $5.3 million, or $0.08 per diluted share for the first nine months of 2009. The decrease in net income for the nine-month period of 2010 is primarily attributable to increased R&D expense.

Unaudited Reconciliation of Non-GAAP Financial Measures

	Three Months Ended		Nine Months Ended
	September 25, 2010	September 26, 2009	September 25, 2010	September 26, 2009
Net income attributable to the controlling interest	$1.4	$8.5	$4.3	$14.1
Gain on remeasurement of investment in KTC (A)	—	(0.6)	—	(0.6)
Repayment of loan by KTC which was previously written off (B)	—	(2.0)	—	(2.0)
Gain on sale of patents (C)	—	(2.1)	—	(6.2)

Adjusted net income attributable to the controlling interest	$1.4	$3.8	$4.3	$5.3

(A) We previously recorded our investment in KTC under the equity method and had written down the investment to $0. Under the new accounting guidance we remeasured and wrote-up our investment in KTC by approximately $0.6 million, which represented the fair market value of the investment immediately prior to our purchase of the additional shares.

(B) In the year ended December 27, 2008 (fiscal 2008) we recorded equity losses of approximately $0.8 million and a loan loss reserve of approximately $1.2 million in connection with $2.0 million we loaned KTC earlier in fiscal 2008. As a result of our purchase of additional shares of KTC common stock, KTC was able to repay the loan and we recorded a gain on the loan repayment of approximately $1.2 million, and equity in earnings of unconsolidated affiliates of $0.8 million.

(C) We sold certain patents we were no longer using to a party which sub-licenses patents. Under the terms of the sales agreement the amount we receive for the sale of the patents is a percentage of any license fees, after expenses, from the sublicense.

Use of Non-GAAP Financial Measures

Our Form 10-Q contains non-GAAP net income and non-GAAP net income per share (diluted) which have not been calculated in accordance with United States Generally Accepted Accounting Principles (GAAP). As set forth in the “Unaudited Reconciliation of Non-GAAP Financial Measures” table found above, we derive such non-GAAP financial measures by excluding certain income items from the respective GAAP financial measure that is most directly comparable to each non-GAAP financial measure. Management uses these non-GAAP financial measures to compare our operating performance to past periods, make operating decisions, and forecast for future periods. These non-GAAP financial measures provide management with additional means to understand and evaluate the operating results and trends in our ongoing business by eliminating certain gains (which may not occur in future periods) and certain items that management believes might otherwise make comparisons of our ongoing business with prior periods more difficult, obscure trends in ongoing operations or reduce management’s ability to make useful forecasts. We define “adjusted net income attributable to the controlling interest” and “adjusted net income attributable to the controlling interest per share, diluted” as net income attributable to the controlling interest and diluted net income attributable to the controlling interest per share as reported under GAAP, less certain other income earned in 2009. This other income consists of $6.2 million related to the sale of patents and $2.6 million related to our investment in Kopin Taiwan Corporation (KTC), a majority-owned subsidiary located in Taiwan. “Adjusted net income attributable to the controlling interest” and “adjusted net income attributable to the controlling interest per share, diluted” are not measures of financial performance under GAAP. They should be considered supplemental to and not a substitute for financial performance in accordance with GAAP. These non-GAAP measures should not be considered measures of our liquidity. In addition, these non-GAAP measures are not based on any comprehensive set of accounting rules or principles. Our definition of “adjusted net income attributable to the controlling interest” and/or “adjusted net income attributable to the controlling interest per share, diluted” may differ from similar measures used by other companies and may differ from period to period. Subject to the review and approval of our committee, management may make other adjustments for expenses and gains that it does not consider reflective of core operating performance in a particular period and may modify “adjusted net income attributable to the controlling interest” and/or “adjusted net income attributable to the controlling interest per share, diluted” by excluding these expenses and gains. This information should not be construed as an alternative to the reported results, which have been determined in accordance with GAAP. A reconciliation of “adjusted net income attributable to the controlling interest” and “adjusted net income attributable to the controlling interest per share, diluted” with net income and net income attributable to the controlling interest per share are included in the accompanying financial data.

Liquidity and Capital Resources

As of September 25, 2010, we had cash and equivalents and marketable securities of $110.5 million and working capital of $133.7 million compared to $114.5 million and $134.2 million, respectively, as of December 26, 2009. The change in cash and equivalents and marketable securities was primarily due to cash generated from operating activities of $5.8 million and proceeds from investment sales of $4.2 million, partially offset by investments in capital equipment of approximately $9.7 million and repurchase of our common stock for $5.4 million.

We have a purchase and supply agreement with a significant HBT customer that expires in July 2012, excluding a last time buy option contained in the agreement. Under the terms of this agreement we agreed to maintain capacity levels for manufacturing HBT wafers and we committed to a pricing schedule under certain circumstances. The agreement also requires us to give prior notice if we exit our HBT product line. In consideration for this agreement, the customer agreed to source the majority of its HBT transistor wafer needs from us subject to the customer’s right to source HBT transistor wafers from other sources if we are unable to meet their requirements under certain circumstances. We agreed that failure to meet our supply obligations under the agreement would allow our customer to obtain court ordered specific performance and if we do not perform we could then be liable for monetary damages up to a maximum of $40.0 million.

We have entered into a product development agreement under which we have agreed to fund up to $4.0 million of development expenses if certain milestones are achieved.

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

We expect to expend between $10.0 million and $15.0 million on capital expenditures over the next twelve months, primarily for the acquisition of equipment relating to the production of our III-V and CyberDisplay products.

As of September 25, 2010, we had tax loss carry-forwards, which may be used to offset future federal taxable income. We may be subject to alternative minimum taxes, foreign taxes and state income taxes depending on our taxable income and sources of taxable income.

Historically we have financed our operations primarily through public and private placements of our equity securities, research and development contract revenues, and sales of our III-V and CyberDisplay products. We believe our available cash resources will support our operations and capital needs for at least the next twelve months.

Seasonality

The consumer markets we sell into are traditionally seasonal and we would expect that our third quarter would be our strongest sales quarter for sales of our displays to customers who use them in consumer electronic applications and sales of our III-V products, followed by our second quarter then our fourth quarter and our first quarter would be our lowest sales quarter. We anticipate selling more display products for military applications which we would not expect to have the historical sales trends of our consumer oriented products. Depending upon the relative success of our consumer oriented products verses our military products, our total display revenues may or may not have a seasonal trend. Our principle III-V product is our HBT transistor wafers and revenue from the sales of HBT transistor wafers has not demonstrated the seasonal pattern over the last two years that we would expect.

Contractual Obligations

The following is a summary of our contractual payment obligations for operating leases as of September 25, 2010:

Contractual Obligations	Total	Less than 1 year	1-3 Years	3-5 years	More than 5 years
Operating Lease Obligations	$6,713,917	$1,520,948	$2,079,531	$1,643,844	$1,469,594

We have entered into a product development agreement under which we have agreed to fund up to $4.0 million of development expenses if certain milestones are achieved.

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

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 25, 2010 and designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Period	Total number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar of Shares that May Yet Be Purchased Under the Plans or Programs
June 27, 2010 through July 24, 2010	—	$—	—	$9,700,549
July 25, 2009 through August 21, 2010	488,724	$2.96	488,724	$8,251,459
August 22, 2010 through September 25, 2010	1,296,613	$3.04	1,296,613	$4,310,567

Total	1,785,337	$2.82	1,785,337

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Reserved

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Amendment to Certificate of Incorporation (2)

3.3	Amendment to Certificate of Incorporation (2)

3.4	Fourth Amended and Restated By-laws (3)

31.1	Certificate of John C.C. Fan, Chief Executive Officer of the Registrant, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

31.2	Certificate of Richard A. Sneider, Chief Financial Officer of the Registrant, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.1	Certificate of John C.C. Fan, Chief Executive Officer of the Registrant, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2	Certificate of Richard A. Sneider, Chief Financial Officer of the Registrant, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

(1)	Filed as an exhibit to Registration Statement on Form S-1, File No. 33-57450, and incorporated herein by reference
(2)	Filed as an exhibit to Quarterly Report on Form 10-Q for the quarterly period July 1, 2000 and incorporated by reference herein
(3)	Filed as an exhibit to Annual Report on Form 8-K filed on December 12, 2008 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KOPIN CORPORATION (Registrant)

Date: November 3, 2010	By:	/S/ JOHN C.C. FAN
John C.C. Fan
President, Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

Date: November 3, 2010	By:	/S/ RICHARD A. SNEIDER
Richard A. Sneider
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)