Form 10-K
period 2010-12-25
KOPIN CORP
filed 2011-03-10
CIK 771266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 25, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 25, 2010 (the last business day of the most recent second fiscal quarter) the aggregate market value of outstanding shares of voting stock held by non-affiliates of the registrant was $247,880,731.

As of March 4, 2010, 67,282,243 shares of the registrant’s Common Stock, par value $.01 per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to its 2011 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

Part I

Forward Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995, including, without limitation, statements made relating to our expectation that sales to Skyworks Solutions and the customers who use our displays for military applications will represent a significant portion of our revenues for 2011; our expectation that we will continue developing HBT transistor wafers and other gallium arsenide products for advanced integrated circuit applications from other compound materials; our expectation that we will continue to pursue other U.S. government development contracts for applications that relate to our commercial product applications; our expectation that sales of our III-V products for wireless handset applications and our display products for consumer electronic applications will decline; our belief that products using HBT transistor wafers are easier to design, which can translate into reduced component costs and smaller equipment; our expectation that we will prosecute and defend our proprietary technology aggressively; our belief that it is important to invest in research and development to remain profitable even during periods when we are not profitable; our belief that we are a leading developer and manufacturer of advanced semiconductor materials and miniature displays; our belief that our products enable our customers to develop and market an improved generation of products; our belief that there will be increased sales of 3G and smart phones in 2011; our statement that we may make equity investments in companies engaged in certain aspects of display and electronics industries; our expectation that sales of our CyberDisplay products to customers who use them in digital still camera and camcorder applications will significantly decline; our expectation that KoBrite will incur additional losses in the near term; our belief that sales of our display products may decline such that Kowon may have a loss in 2011; our expectation that revenue will be between $130 million and $140 million for 2011; our expectation that 2011 revenues will primarily be to customers located in the U.S.; our belief that a strengthening of the U.S. dollar could increase the price of our products in foreign markets; our belief that interest income will decline in 2011; our expectation that we will sell Golden-i developer kits in 2011 and launch a product with a manufacturing/distribution partner in 2012; our expectation that we will not receive additional amounts from the sale of patents; our expectation to have a state tax provision for financial reporting purposes in 2011; our expectation that our CyberDisplay products will benefit from further general technological advances in the design and production of integrated circuits and active matrix LCDs, resulting in further improvements in resolution and miniaturization; our expectation that a significant reduction or delay in orders from any of our significant military customers could result in us not being able to achieve profitability in 2011; our belief that our HBT transistor wafers offer greater power efficiency, improved signal quality and less complexity over gallium arsenide field effect transistors; our belief that our manufacturing process offers greater miniaturization, reduced cost, higher pixel density, full color capability and lower power consumption compared to conventional active matrix LCD manufacturing approaches; our expectation not to pay cash dividends for the foreseeable future and to retain earnings for the development of our businesses; our expectation, based on current negotiations with our customers and certain contractual obligations, that the sales prices of certain products will decline in fiscal year 2011; our expectation that sales prices of our displays for military applications will remain relatively flat in 2011 and sales prices of our III-V products will decline; our plan to obtain profitability in 2011 and beyond is to sell CyberDisplay products for use in higher margin military applications; our plan to base production and inventory levels based on internal forecasts of customer demands; our belief that the overall increase or decrease in the average sales price of our display products will be dependent on the sales mix of commercial and military display sales; our belief that we may have impairment charges on Kowon’s long-lived assets; our expectation that we will expend between $5.0 and $8.0 million on capital expenditures over the next twelve months; our intent to reduce our per unit production costs primarily through increasing manufacturing yield, lowering fixed costs per unit through increased sales volume, and increasing productivity and efficiency; our plan to increase productivity and efficiency by migrating the CyberDisplay production line to 8 inch wafers, and migrating the III-V production to 6 inch wafers; our expectation that the market for display products for military applications will not be seasonal; our expectation that prices of our HBT transistor and display products sold for consumer electronic applications will decline by approximately 5 percent during fiscal year 2011, but may decline more depending on final negotiations with our customers; our expectation that competition will increase; our belief that our CyberDisplay products are well suited for new applications such as reading e-mail and browsing the Internet using digital wireless devices and other consumer electronics devices; our belief that small form factor displays will be a critical component in the development of advanced wireless communications systems; our belief that general technological advances in the design and fabrication of integrated circuits, LCD technology and LCD manufacturing processes will allow us to continue to enhance our CyberDisplay product manufacturing process; our expectation that a significant market for new wireless communication devices, including personal entertainment systems, will develop; our expectation that our sales will be strongest in the third quarter followed by our second quarter then our fourth quarter and our first quarter; our belief that continued introduction of new products in our target markets is essential to our growth; our belief that our future success will depend primarily upon the technical expertise, creative skills and management abilities of our officers and key employees rather than on patent ownership; our expectation that market risk associated with our international operations is unlikely to have a material adverse effect on our business, financial condition or results of operation; our belief that our available cash resources will support our operations and capital needs for at least the next twelve months; and our belief that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations, and cash flows should not be material. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industries in which we operate, management’s beliefs, and assumptions made by management. In addition, other written or oral statements, which constitute forward-looking statements, may be made by or on behalf of us. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “could”, “seeks”, “estimates”, and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements, whether as a result of new information, future events or otherwise. Factors that could cause or contribute to such differences in outcomes and results include, but are not limited to, those discussed below in Item 1A and those set forth in our other periodic filings filed with the Securities and Exchange Commission.

Item 1.	Business

Introduction

We were incorporated in Delaware in 1984 and are a leading developer and manufacturer of III-V products and miniature flat panel displays. We use our proprietary semiconductor material technology to design, manufacture and market our products. Our products enable our customers to develop and market an improved generation of products for applications in wireless and consumer electronic devices. In December 2004, we adopted a fiscal year ending on the last Saturday in December. The fiscal years ended December 25, 2010, December 26, 2009 and December 27, 2008 are referred to herein as fiscal years 2010, 2009 and 2008, respectively, herein. Our principal executive offices are located at 200 John Hancock Road, Taunton, Massachusetts. Our telephone number is (508) 824-6696.

We commercially develop and manufacture Gallium Arsenide-based heterojunction bipolar transistor wafers (HBT transistor wafers) and other commercial semiconductor products that use Gallium Nitride and Gallium Arsenide-based substrates. We collectively refer to our products based on compound semiconductor materials, which primarily consists of our HBT transistor wafers, as our “III-V” products because we use elements categorized on the III and V columns of the periodic table of elements to manufacture such products. Our HBT transistor wafers are customer-specific arrays of vertically oriented transistors that our customers use primarily to produce high performance integrated circuits for wireless communications products. Sales of our HBT transistor wafers to Skyworks Solutions, Inc. (Skyworks Solutions) accounted for approximately 25%, 20% and 20% of our total revenues for fiscal years 2010, 2009 and 2008, respectively. Skyworks Solutions also uses the foundry services of Advanced Wireless Semiconductor Company (AWSC) to process our HBT transistor wafers on its behalf. We sell HBT transistor wafers directly to AWSC for eventual resale by AWSC to Skyworks Solutions and its other customers. Although we do not know exactly how much of our sales to AWSC are for Skyworks we believe an investor should view our sales to Skyworks Solutions and AWSC in the aggregate when evaluating the importance of Skyworks Solutions as a customer to Kopin. Sales to AWSC were 12%, 8% and 9%, of our 2010, 2009 and 2008 revenues, respectively. In addition to Skyworks Solutions, original equipment manufacturers such as RF Micro Devices and TriQuint Semiconductor purchase our HBT transistor wafers.

Our CyberDisplay™ products consist of miniature, high performance, high resolution displays either sold separately or in various configurations with optical lenses and electronics contained in either plastic or metal housings. Current applications which include our CyberDisplay products are military devices such as thermal weapon sights and consumer devices such as camcorders, digital cameras, and devices that are capable of browsing the Internet using digital wireless devices and viewing video from other consumer electronics devices such as MP3 or iPod™ storage devices. We have sold our CyberDisplay product to Samsung Electronics Co., Ltd. (Samsung) for use in digital camcorders, Eastman Kodak Company (Kodak), Olympus Corporation (Olympus) and Fuji Corporation (Fuji) for digital still cameras and DRS Technologies, BAE Systems (through a third party QiOptic), Raytheon and ITT for use in military applications. For fiscal years 2010, 2009 and 2008, significant display customers were as follows: (Note the caption “Military Customers in Total” in the table below includes Raytheon, DRS Technologies and QiOptic but excludes research and development contracts (“*” denotes that the customer’s revenues were less than 10% of our total company revenues))

Customer	Percent of Total Revenues
	2010	2009	2008
Military Customers in Total	33%	45%	32%
Raytheon Company	18%	14%	*
DRS Technologies	*	19%	19%

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

•

Active Matrix LCD.    These displays are used primarily in laptop computers, instrumentation and projection systems. These displays are also being introduced on wireless handsets and storage devices such as Apple’s iPods™. In contrast to passive matrix LCDs, monochrome active matrix LCDs incorporate a transistor at every pixel location and color active matrix LCDs incorporate three transistors at every pixel location. This arrangement allows each pixel to be turned on and off independently which improves image quality and response time and also provides an improved side-to-side viewing angle of the display. The increased number of transistors required to produce those benefits, however, creates significant drawbacks, particularly in color applications. The high number of transistors used in conventional active matrix LCDs limits achievable pixel density and their relatively high power consumption makes them difficult to use in high information content ultra-portable electronics products.

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

Markets and Customers

III-V Products

We develop and manufacture customer and application specific HBT transistor wafers for advanced integrated circuit applications. We believe we are one of the world’s leading suppliers of HBT transistor wafers and currently support volume production of four-inch and six-inch HBT transistor wafers. Our primary HBT transistor wafer products are based on indium gallium arsenide (InGaP), aluminum gallium arsenide (AlGaAs) and gallium nitride (GaN) vertical layer structures. We also offer customers pseudomorphic high electron mobility transistors (pHEMT) and BiHEMTs, a product which combines the HBT and pHEMTs into a single structure. We vary our manufacturing process to create customized HBT transistor wafer products for customers. For fiscal years 2010, 2009 and 2008, sales of III-V products accounted for 52% 40% and 41% of our revenues, respectively.

Using our HBT transistor wafers, our customers have developed gallium arsenide power amplifiers for wireless handsets. Our HBT transistor wafers are used in Code Division Multiple Access, Global System Mobile and Time Division Multiple Access power amplifiers, third generation (3G) and fourth generation (4G) wireless handset standards.

In addition to wireless handset power amplifiers, our HBT transistor wafers are also being used in the fabrication of power amplifiers for devices which communicate using wireless fidelity or “WiFi” integrated circuits. Our HBT transistor wafers are also used in high-speed fiber optic switching.

We design our HBT transistor wafers in collaboration with our customers’ engineering teams in order to create customized products that meet their specific application needs. Our largest customer for our HBT transistor wafers is Skyworks Solutions. Skyworks Solutions also uses the foundry services of Advanced Wireless Semiconductor Company (AWSC) to process our HBT transistor wafers on its behalf. We sell HBT transistor wafers directly to AWSC for eventual resale by AWSC to Skyworks Solutions and their other customers. Other customers of our gallium arsenide products include RF Micro Devices and TriQuint Semiconductor. For fiscal years 2010, 2009 and 2008, sales of gallium arsenide products to Skyworks Solutions accounted for approximately 25%, 20%, and 20% of our total revenues, respectively. Sales to AWSC in 2010,

2009 and 2008 were 12%, 8% and 9% of our 2010, 2009 and 2008 revenues, respectively. Although we do not know exactly how much of our sales to AWSC are for products sold to Skyworks Solutions, we believe an investor should view our sales to Skyworks Solutions and AWSC in the aggregate for evaluating the importance of Skyworks Solutions as a customer to Kopin. We have a supply agreement with Skyworks Solutions which is scheduled to terminate on July 2012, excluding the agreement’s last buy option.

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

For fiscal years 2010, 2009 and 2008, sales to military customers, excluding research and development contracts, as a percentage of total revenue were 33%, 45% and 32%, respectively.

For fiscal years 2010, 2009 and 2008, research and development revenues, primarily from multiple contracts with various U.S. governmental agencies, accounted for approximately 3%, 6% and 6%, respectively, of our total revenues.

For additional information with respect to our operating segments including sales and geographical information, see footnote 13 to our Financial Statements for the year ended December 25, 2010 included with this Form 10-K.

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

Product Development

We believe that continued introduction of new products in our target markets is essential to our growth. Our commercial display products tend to have two or three year life cycles. We have assembled a group of highly skilled engineers who work internally as well as with our customers to continue our product development efforts. For fiscal years 2010, 2009 and 2008 we incurred total research and development expenses of $19.7 million, $14.1 million and $16.0 million, respectively. Research and development expenses, which primarily related to our internal development programs for new HBT and CyberDisplay products and development of the processes to manufacture CyberDisplay products using 8 inch wafers, were $17.0 million, $10.6 million and $10.9 million, respectively, for fiscal years 2010, 2009 and 2008.

III-V Products

We intend to continue developing HBT transistor wafers and other gallium arsenide products for advanced integrated circuit applications from other compound materials. We are working with current and potential customers in the development of the next generation of HBT transistor wafers, including developing GaN (Gallium Nitride) HEMT (high electron mobility transistor) wafers.

CyberDisplay™ Products

Our product development efforts are focused towards continually enhancing the features, functions and manufacturability of our CyberDisplay products. A principal focus of this effort is the improvement of manufacturing processes for very small active matrix pixels, which we will use in succeeding generations of our CyberDisplay products. The pixel size of our current CyberDisplay products ranges from 12 to 15 microns and we believe that we will be able to achieve a pixel size of less than 10 microns in commercial production. This pixel size is in contrast to a pixel size of approximately 100 microns in a typical laptop computer display. The resolution’s of our current commercially available CyberDisplay products are 521 x 218 (dot), 800 x 225 (dot), 200 x 225 (pixel), 320 x 240 (pixel), 640 x 480 (pixel), 854 x 480 (pixel), 800 x 600 (pixel) and 1,280 x 1,024 (pixel). In addition, we have demonstrated 2,560 x 2,048 resolution CyberDisplay products in a 1.5 inch diagonal display. We are also working on further decreasing the power consumption of our CyberDisplay products. Additional display development efforts include expanding the resolutions offered, increasing the quantity of CyberDisplay’s active matrix pixel arrays processed on each wafer by further reducing the display size, increasing the light throughput of our pixels, increasing manufacturing yields, increasing the functionality of our HLAs, and transitioning from our six inch CyberDisplay production line to an eight inch line.

Funded Research and Development

We have entered into various development contracts with agencies and prime contractors of the U.S. government. These contracts help support the continued development of our core technologies. We intend to continue to pursue U.S. government development contracts for applications that relate to our commercial and military product applications. Our contracts with U.S. government agencies and prime contractors to the U.S. government contain certain milestones relating to technology development and may be terminated by the government agencies prior to completion of funding. Our policy is to retain our proprietary rights with respect to the principal commercial applications of our technology. To the extent technology development has been funded by a U.S. federal agency, under applicable U.S. federal laws the federal agency has the right to obtain a non-exclusive, non-transferable, irrevocable, fully paid license to practice or have practiced this technology for governmental use. Revenues attributable to research and development contracts for fiscal years 2010, 2009 and 2008 totaled $3.8 million, $6.5 million and $7.2 million, respectively.

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

The process of seeking patent protection can be time consuming and expensive and we cannot be certain that patents will be issued from currently pending or future applications or that our existing patents or any new patents that may be issued will be sufficient in scope or strength to provide meaningful protection or any commercial advantage to us. We may be subject to or may initiate interference proceedings in the United States Patent and Trademark Office, which can demand significant financial and management resources. Patent applications in the United States typically are maintained in secrecy until they are published about eighteen months after their earliest claim to priority and since publication of discoveries in the scientific and patent literature lags behind actual discoveries, we cannot be certain that we were the first to conceive of inventions covered by pending patent applications or the first to file patent applications on such inventions. We cannot be certain that our pending patent applications or those of our licensors will result in issued patents or that any issued patents will afford protection against a competitor. In addition, we cannot be certain that others will not obtain patents that we would need to license, circumvent or cease manufacturing and sales of products covered by these patents, nor can we be sure that licenses, if needed, would be available to us on favorable terms, if at all.

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

Investments in Related Businesses

On January 10, 2011, we purchased all of the outstanding common stock of Forth Dimension Displays Ltd. (FDD) for approximately $11,000,000 plus contingent consideration. In addition to the $11,000,000 cash paid there is up to an additional $7,000,000 we may have to pay the former shareholders of FDD depending upon the revenue FDD achieves in 2011. As a result of this transaction we own 100% of the outstanding stock of FDD. Commencing in the first quarter of 2011 we will consolidate the financial results of FDD as part of our financial statements. Accounting standards for business combinations require that an acquiring entity measures and recognizes identifiable assets acquired and liabilities assumed at the acquisition date fair value with limited exceptions. The Company has not yet completed its evaluation of the fair market value of the identifiable assets acquired and liabilities assumed.

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

From Kopin Taiwan Corp’s (KTC) inception in 2002 through July 2009 the Company owned approximately 35% of KTC. In July, 2009, the Company purchased 19,572,468 and 128,226 shares of KTC common stock for approximately $5,975,000 and $300,000, respectively, which increased the Company’s ownership to approximately 87%. In 2010, the Company purchased 14,349,809 shares of KTC common stock for approximately $6,150,000 to increase the Company’s ownership to approximately 90%.

One of our Directors is chairman of KTC and owns approximately 1% of the outstanding common stock of KTC. This director is also an employee and stockholder of MTI.

On October 3, 2008 all of the outstanding common stock and assets of Kenet were sold for approximately $21.6 million. In conjunction with the transaction Kopin recorded a loss of $2.7 million in fiscal year 2008. Certain officers and directors of the Company were shareholders of Kenet.

We have a 19% interest in KoBrite, and are accounting for our ownership interest using the equity method. We recorded equity losses from our investment in KoBrite of $0.6 million, $0.3 million and $0.3 million in fiscal years 2010, 2009 and 2008, respectively.

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

Employees

As of December 25, 2010, our consolidated business employed 353 full-time and 4 part-time individuals. Of these, 15 hold Ph.D. degrees in Material Science, Electrical Engineering or Physics. Our management and professional employees have significant prior experience in semiconductor materials, device transistor and display processing, manufacturing and other related technologies. None of our employees are covered by a collective bargaining agreement. We consider relations with our employees to be good.

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

Executive Officers of the Registrant

The following sets forth certain information with regard to our executive officers as of March 4, 2011 (ages are as of December 25, 2010):

Officers

John C.C. Fan, age 67

•	President, Chief Executive Officer and Chairman

•	Founded Kopin in 1985

Richard A. Sneider, age 50

•	Treasurer and Chief Financial Office

•	Joined Kopin 1998

Hong Choi, age 59

•	Chief Technology Officer and Vice President

•	Joined Kopin in 2000

Bor-Yeu Tsaur, age 55

•	Executive Vice President—Display Operations

•	Joined Kopin in 1997

Michael Presz, age 57

•	Vice President—Government Programs and Special Projects

•	Joined Kopin in 1994

Daily Hill, age 54

•	Senior Vice President—Gallium Arsenide Operations

•	Joined Kopin in 1987

Item 1A.	Risk Factors

The global economy in general and the United States economy specifically are experiencing a historic period of uncertainty which could impact our financial results and stock price, among other things.    The United States economy is experiencing high levels of unemployment as compared to the recent past and large federal budget deficits. These issues could have a severe adverse effect on our business and results of operation.

We have experienced a history of losses and have a significant accumulated deficit.    Since inception, we have incurred significant net operating losses and have not achieved consistent annual profitability. As of December 25, 2010 we had an accumulated deficit of $127.6 million. We believe that our products are targeted towards markets that are still developing and our competitive strength is creating new technologies. Accordingly we believe it is important to continue to invest in research and development even during periods when we are not profitable. Our philosophy and strategies may result in our incurring losses from operations and negative cash flow.

Our revenues, profitability and cash flows could be negatively affected if sales of our CyberDisplay products for military applications significantly declined.    A significant part of our fiscal year 2010 income from operations and our strategy to maintain profitability in fiscal year 2011 and beyond is to sell our CyberDisplay products for use in U.S. military applications because these products are sold with higher margins than our commercial display or III-V products. The U.S. federal government has incurred and is expected to continue to incur record federal budget deficits. Although we have been awarded programs to supply our display products for use in military applications these programs are subject to at least annual recurring funding by the U.S. government. The level of this funding may be affected by the federal budget deficits. If the U.S. government significantly reduces funding for these programs we will not be profitable.

Our revenues, profitability and cash flows could be negatively affected if sales of smart phones and similar devices do not continue to grow.    We sell our III-V products, primarily our Heterojunction Bipolar Transistor (HBT) wafers, to manufacturers of chip sets, such as Skyworks Solutions, who in turn sell the chip sets to wireless handset manufactures. The number of our products which ultimately end up in a wireless handset is dependent on the complexity of the wireless handset. For instance a “3G” or “smart phone” typically contains more of our III-V products than a basic wireless handset. An important factor in our strategy to grow our III-V product sales is based on the premise that the sales of smart phones and similar devices will become an increasing percentage of the overall sales of wireless handsets. If the sale of wireless handsets is more skewed to basic units even though the number of wireless handsets may increase or the overall wireless handset market declines at a faster rate than the adoption of smart phones and similar devices, our sales may decline and our ability to be profitable and generate cash flow could be negatively impacted.

In addition, we receive information from our customers as to how much of our inventory they possess but we do not receive verifiable information as to how much of our customers’ inventory is in the possession of their customers. Accordingly, because of the unpredictability of what actual handset sales will be in 2011 and our lack of information as to how much inventory is in the supply chain our ability to estimate sales of our III-V products is very limited.

The market segment for our head-worn, hands-free cloud computing products may not develop or may take longer to develop than we anticipate which may impact our ability to grow revenues.    We have developed a head-worn, hands-free cloud computing product called Golden-i. This product platform is targeted for industrial, military and “prosumer” markets. Golden-i is a combination of our display technologies with wireless and voice activated software technologies, some of which we developed. The Golden-i product is significantly dependent on software which we have little experience in developing or selling. The Golden-i product is dependent on our ability to collaborate with software developers. We anticipate selling Golden-i developer kits in 2011 and launching a product with a manufacturing/distribution partner in 2012. If a market for Golden-i products does not develop or we are unable to create and manufacture the Golden-i product we may be unable to grow CyberDisplay product revenues and our ability to maintain profitability may be adversely affected.

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

	Sales as a Percent of Total Revenue
Customer	2010	2009	2008
Skyworks Solutions, Inc (A)	25%	20%	20%
Advanced Wireless Semiconductor Company	12	8	9
Military Customers (B)	33	45	32
United States Government Funded Research and Development Contracts	3	6	6
Raytheon Company (B)	18	14	*
DRS Technologies (B)	*	19	19

(A)	In addition to its internal capacity Skyworks Solution, Inc. (Skyworks) also uses Advanced Wireless Semiconductor Company (AWSC) to perform processing. We sell our HBT wafers directly to AWSC for use in Skyworks products as well as other customers. If we assume all of the HBT products we sold to AWSC were for Skyworks’ use the combined sales to Skyworks and AWSC would be 37%, 28% and 29% of or our revenues for the years ended 2010, 2009 and 2008, respectively.
(B)	Sales to Raytheon Company and DRS Technologies are included within the Military Customers category.

A significant reduction or delay in orders from any of our significant commercial customers would materially reduce our revenue and cash flow and adversely affect our ability to achieve or maintain profitability in the future. If we experience a significant reduction or delay in orders from any of our significant military customers our revenues and cash flow will be negatively impacted and we will not achieve profitability in 2011, unless the other military customers increased orders to sufficiently offset the decline. The sales to Skyworks Solutions and, to some extent, AWSC have been under a purchase and supply agreement with Skyworks Solutions which expires in July 2012. If we do not renew the agreement on commercially reasonable terms our revenue, cash flow and our ability to achieve or maintain profitability in the future would be adversely impacted.

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

Our ability to manufacture and distribute our CyberDisplay products would be severely limited if the third parties that we rely on to manufacture integrated circuits for our CyberDisplay products fail to provide those services.    We depend on a Taiwanese company and a Korean company for the fabrication of integrated circuits for our CyberDisplay products. We have no long-term contracts with either of these two companies. These two companies use different methods to manufacture the integrated circuits and a shortage at one company cannot necessarily be supplied by the other company. One of the companies entered and exited bankruptcy in 2009. If either company were to terminate its arrangement with us or become unable to provide the required capacity and quality on a timely basis, we may not be able to manufacture and ship our CyberDisplay products or we may be forced to manufacture them in limited quantities until replacement foundry services can be obtained. Furthermore, we cannot assure investors that we would be able to establish alternative manufacturing and packaging relationships on acceptable terms.

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

We depend on third parties to provide integrated circuit chip sets and other critical raw materials for use with our CyberDisplay™ products.    We do not manufacture the integrated circuit chip sets necessary for use with our CyberDisplay products. Instead, we rely on third party independent contractors for these integrated circuit chip sets and other critical raw materials such as special glasses and chemicals. We also may use third parties to assemble our binocular display module (BDM). The critical raw materials, including the glasses and chemicals used in manufacturing the CyberDisplay products are used by other display manufacturers, many of which are much larger than Kopin. In addition, our higher-level CyberDisplay assemblies, BDMs, and other modules include lenses, backlights, printed circuit boards and other components, which we purchase from third party suppliers. Some of these third party contractors and suppliers are small companies with limited financial resources. In addition, relative to the commercial market, the military buys a small number of units which prevents us from qualifying and buying components economically from multiple vendors. If any of these third party contractors or suppliers were unable or unwilling to supply these integrated circuit chip sets or other critical raw materials to us, we would be unable to manufacture and sell our CyberDisplay products until a replacement supplier could be found. We cannot assure investors that a replacement third party contractor or supplier could be found on reasonable terms or in a timely manner. As recently as the third quarter of 2006, we have experienced situations when our vendors could not supply the quantity or quality of critical raw materials we needed. As a result, we were unable to meet customer demand and our revenues, manufacturing yield and gross margins were adversely affected. In addition, in 2008 and 2009 some of the vendors we use have experienced liquidity problems and had difficulty obtaining inventory financing. Any interruption in our ability to manufacture and distribute our CyberDisplay products could cause our display business to be unsuccessful and the value of investors’ investment in us may decline.

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

We may have to record additional impairment losses.    In fiscal years 2009 and 2008 we recorded impairment charges totaling $0.9 million and $4.2 million, respectively, related to realized and unrealized losses on investments. In addition, our KoBrite joint venture has historically had losses from operations. If the equity and bond markets decline we may have to record additional losses. If the KoBrite joint venture generates operating losses in the future we will record additional losses, which will impact our ability to achieve or maintain profitability

A disruption to our information technology systems could significantly impact our operations and impact our revenue and profitability.    We maintain proprietary data processing systems and use customized software systems. We also use software packages which are no longer supported by their developer. An interruption to these systems for an extended period may impact our ability to operate the businesses and process transactions which could result in a decline in sales and affect our ability to achieve or maintain profitability.

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

Additionally, the False Claims Act provides for potentially substantial civil penalties where, for example, a contractor presents a false or fraudulent claim to the government for payment or approval. Actions under the civil False Claims Act may be brought by the government or by other persons on behalf of the government (who may then share a portion of any recovery).

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

We may pursue acquisitions and investments that could adversely affect our business.    In the past we have made, and in the future we may make, acquisitions of, and investments in, businesses, products and technologies that could complement or expand our business. If we identify an acquisition candidate, we may not be able to successfully negotiate or finance the acquisition or integrate the acquired businesses, products or technologies into our existing business and products. Future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities, amortization expenses and write-downs of acquired assets. In January 2011 we acquired Forth Dimension Displays Ltd. (FDD). If we are unable to operate FDD profitably our results of operations will be negatively affected.

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

We lease our domestic III-V product manufacturing facilities and corporate headquarters located in Taunton, Massachusetts. The Taunton facilities occupy 25,100 and 60,000 square feet, including 6,000 and 6,400 square feet of contiguous environmentally controlled production clean rooms under leases that expire through 2012 and 2020, respectively.

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

At this time we believe these properties are suitable for our needs for the foreseeable future.

Item 3.	Legal Proceedings

On August 14, 2009, a complaint was filed against us and certain of our officers and directors in the Massachusetts Superior Court in Bristol County asserting breach of fiduciary duties in connection with the issuance of our proxy statements. The court dismissed the matter on December 24, 2010.

We may engage in legal proceedings arising in the ordinary course of business. Claims, suits, investigations and proceedings are inherently uncertain and it is not possible to predict the ultimate outcome of such matters and our business, financial condition, results of operations or cash flows could be affected in any particular period.

Item 4.	Removed and Reserved

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Global Market under the symbol “KOPN.” The following table sets forth, for the quarters indicated, the range of high and low sale prices for the Company’s common stock as reported on the NASDAQ Global Market for the periods indicated.

	High	Low
Fiscal Year Ended December 25, 2010
First Quarter	$4.74	$3.60
Second Quarter	4.50	3.21
Third Quarter	3.85	2.75
Fourth Quarter	4.48	3.37

Fiscal Year Ended December 26, 2009
First Quarter	$2.33	$1.47
Second Quarter	4.29	2.24
Third Quarter	4.92	3.15
Fourth Quarter	4.98	4.04

As of March 4, 2011, there were approximately 482 stockholders of record of our common stock, which does not reflect those shares held beneficially or those shares held in “street” name.

In the past three years we have not sold any securities which were not registered under the Securities Act.

We have not paid cash dividends in the past, nor do we expect to pay cash dividends for the foreseeable future. We anticipate that earnings, if any, will be retained for the development of our businesses.

Equity Compensation Plan Information

The following table sets forth information as of December 25, 2010 about shares of the Company’s common stock issuable upon exercise of outstanding options, warrants and rights and available for issuance under our existing equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	2,221,693	$5.32	942,760	(3)
Equity compensation plans not approved by security holders (2)	677,568	$8.53	246,038

Total	2,899,261	$6.45	1,188,798

(1)	Consists of the 1992 Stock Option Plan, 2001 Equity Incentive Plan and the 2010 Equity Incentive Plan.
(2)	Consists solely of the 2001 Supplemental Equity Incentive Plan, which does not require the approval of, and has not been approved by, our stockholders. Non-qualified options were issued under such plan. See Footnote 5 of the financial statements for additional description of the 2001 Supplemental Equity Incentive Plan.
(3)	Options available under the 2001 Equity Incentive Plan.

Company Stock Performance

The following graph shows a five-year comparison of cumulative total shareholder return for the Company, the NASDAQ Stock Market and the S&P 500 Information Technology index. The graph assumes $100 was invested in each of the Company’s common stock, the NASDAQ Stock Market and the S&P 500 Information Technology index on December 31, 2005. Data points on the graph are annual. Note that historical price performance is not necessarily indicative of future performance.

Kopin Corporation

S&P 500 Information Technology Index

Nasdaq Stock Market - U.S. Index

The following table provides information regarding repurchases of common stock made by us during the fiscal quarter ended December 25, 2010:

Period	Total number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar of Shares that May Yet Be Purchased Under the Plans or Programs
	(a)	(b)	(c)	(d)
September 26, 2010 through October 23, 2010	7,800	$3.38	7,800	$4,284,208
October 24, 2010 through November 20, 2010	273,383	$3.83	273,383	$3,238,399
November 21, 2009 through December 25, 2010 (1)(2)	167,083	$3.96	67,204	$0

Total	448,266	$3.84	348,387

(1)	Amount in column (a) includes shares of our common stock repurchased from employees in connection with the satisfaction of tax withholding obligations under restricted stock agreements between Kopin and certain of its key employees.
(2)	Common stock repurchase plan expired December 2, 2010. On December 8, 2010 the Board of Directors of the Company approved a new stock repurchase plan for up to $15 million of our common stock through December 8, 2012.

Item 6.	Selected Financial Data

This information should be read in conjunction with our consolidated financial statements and notes thereto, and our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Form 10-K.

	Fiscal Year Ended
	2010	2009	2008	2007	2006
	(in thousands, except shares and per share data)
Statement of Operations Data:
Revenues:
Net product revenues	$116,623	$108,118	$107,582	$94,191	$65,902
Research and development revenues	3,763	6,537	7,223	3,958	5,189

Total revenues	120,386	114,655	114,805	98,149	71,091
Expenses:
Cost of product revenues	81,224	75,983	77,980	78,625	49,293
Research and development—funded programs	2,693	3,586	5,076	3,157	4,908
Research and development—internal	17,041	10,561	10,898	8,300	5,341
Selling, general and administrative	14,838	14,136	15,980	18,009	19,317

	115,796	104,266	109,934	108,091	78,859

Income (loss) from operations	4,590	10,389	4,871	(9,942)	(7,768)
Other income and expense:
Interest income	2,192	2,181	3,281	4,451	4,786
Other income and expense	124	856	93	85	468
Foreign currency transaction (losses) gains	(419)	(1,005)	2,296	93	(773)
Gain (loss) on loans to KTC	—	1,188	(1,188)	—	—
Gain on remeasurement of investment in KTC	—	599	—	—	—
Impairment of investment in Kenet	—	—	(2,691)	—	—
Other-than-temporary Impairment of marketable debt securities	—	(927)	(1,252)	—	—
Other-than-temporary impairment of Micrel common stock	—	—	(224)	(123)	—
Gain on sales of investments	2,598	—	—	—	1,208
Gain on sales of patents	770	6,324	—	—	—
Interest and other expense	(47)	(128)	(44)	(68)	(56)

	5,218	9,088	271	4,438	5,633

Income (loss) before (provision) benefit from income taxes, equity earnings (losses) in unconsolidated affiliates and net loss (income) of noncontrolling interest	9,808	19,477	5,142	(5,504)	(2,135)
Tax (provision) benefit	(252)	(690)	(792)	(465)	273

Income (loss) before equity earnings (losses) in unconsolidated affiliates and net loss (income) of noncontrolling interest	9,556	18,787	4,350	(5,969)	(1,862)
Equity (losses) earnings in unconsolidated affiliates	(600)	483	(1,081)	(275)	(594)

Net income (loss)	$8,956	$19,270	$3,269	$(6,244)	$(2,456)
Net loss (income) attributable to the noncontrolling interest	(22)	173	(683)	(312)	307

Net income (loss) attributable to the controlling interest	$8,934	$19,443	$2,586	$(6,556)	$(2,149)

Net income (loss) per share:
Basic	$0.14	$0.29	$0.04	$(0.10)	$(0.03)
Diluted	$0.13	$0.29	$0.04	$(0.10)	$(0.03)
Weighted average number of common shares outstanding:
Basic	66,020	66,850	67,876	67,544	68,064
Diluted	66,712	67,458	68,164	67,544	68,064

	Fiscal Year Ended
	2010	2009	2008	2007	2006
Balance Sheet Data:
Cash and cash equivalents and marketable debt securities	110,947	114,547	100,016	93,304	105,360
Working capital	132,098	134,198	116,841	107,931	116,119
Total assets	192,096	183,224	159,677	161,054	161,413
Long-term obligations	945	903	867	806	772
Total stockholders’ equity	170,625	164,302	141,394	141,034	145,423

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Investment Valuation

At December 25, 2010 we held a minority investment in Advance Wireless Semiconductor Company (AWSC), a publicly traded company whose share price has been, and may continue to be, highly volatile. We consider this investment to be “available for sale” and accordingly account for fluctuations in the value of this investment in accumulated other comprehensive income. The fair market value of AWSC was $4.0 million at December 25, 2010.

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

Product Warranty

We generally sell products with a limited warranty of product quality and a limited indemnification of customers against intellectual property infringement claims related to our products. We accrue for known warranty and indemnification issues if a loss is probable and can be reasonably estimated. As of December 25, 2010, we had a warranty reserve of $1.3 million, which represents the estimated liabilities for warranty claims in process, potential warranty issues customers have notified us about and an estimate based on historical failure rates. For the fiscal years 2010, 2009 and 2008, our warranty claims and reversals were approximately $0.8 million, $1.2 million and $1.5 million, respectively. If our estimates for warranty claims are incorrect, our profits would be impacted.

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

Our income tax provision is based on calculations and assumptions that will be subject to examination by tax authorities. Despite our history of operating losses there can be exposures for state taxes, federal alternative minimum taxes or foreign tax that may be due. We regularly assess the potential outcomes of these examinations and any future examinations for the current or prior years in determining the adequacy of our provision for income taxes. Should the actual results differ from our estimates, we would have to adjust the income tax provision in the period in which the facts that give rise to the revision become known. Such adjustment could have a material impact on our results of operations. We have historically established valuation allowances against all of our net deferred tax assets because of our history of generating operating losses and restrictions on the use of certain items. Our evaluation of the recoverability of deferred tax assets has also included analysis of the expiration dates of net operating loss carryforwards. In forming our conclusions as to whether the deferred tax assets are more likely than not to be realized we consider the sources of its income and the projected stability of those sources and product life cycles. Over the last three fiscal years a significant component of our income has been derived from sales of higher margin military products to the U.S. government. If the U.S. government significantly reduces funding for these programs we will not be profitable. In assessing our ability to realize our domestic deferred tax assets in the future, we consider the potential impact of the U.S. government’s federal budget deficit on both the U.S. military programs in which we currently participate and those programs in which we anticipate participating in the future. A similar analysis is performed with respect to our foreign subsidiaries.

Stock Compensation

There were no stock options granted in fiscal years 2010, 2009 or 2008. The fair value of nonvested restricted common stock awards is generally the market value of the Company’s equity shares on the date of grant. The nonvested common stock awards require the employee to fulfill certain obligations, including remaining employed by the Company for one, two or four years (the vesting period) and in certain cases meeting performance criteria. The performance criteria primarily consist of the achievement of the Company’s annual incentive plan goals. For nonvested restricted common stock awards which solely require the recipient to remain employed with the Company, the stock compensation expense is amortized over the anticipated service period. For nonvested restricted common stock awards which require the achievement of performance criteria, the Company reviews the probability of achieving the performance goals on a periodic basis. If the Company determines that it is probable that the performance criteria will be achieved, the amount of compensation cost derived for the performance goal is amortized over the service period. If the performance criteria are not met, no compensation cost is recognized and any previously recognized compensation cost is reversed. The Company recognizes compensation costs on a straight-line basis over the requisite service period for time vested awards. For awards that vest based on performance conditions, the Company uses the accelerated model for graded vesting awards.

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

We have two principal sources of revenues: product revenues and research and development revenues. Product revenues consist of sales of our III-V products, principally gallium arsenide (GaAs) HBT transistor wafers, and CyberDisplay products. Research and development revenues consist primarily of development contracts with agencies or prime contractors of the U.S. government. Research and development revenues were $3.8 million, or 3.1% of total 2010 revenues, $6.5 million, or 5.7% of total 2009 revenues and $7.2 million, or 6.3% of total revenues in 2008.

Kowon, our Korean subsidiary and one of our reportable segments, provides to us back-end packaging services related to our CyberDisplay products as well as selling displays to other customers. Kopin Taiwan Corporation, our Taiwanese subsidiary and one of our reportable segments, in conjunction with our two domestic facilities, manufactures our III-V products.

Fiscal Year 2010 Compared to Fiscal Year 2009

Revenues.    Our revenues, which include product sales and amounts earned from research and development contracts, for fiscal years 2010 and 2009 were as follows (in millions):

Revenues	2010	2009
III-V	$62.2	$46.5
CyberDisplay	58.2	68.2

Total	$120.4	$114.7

The increase in our III-V revenues resulted from an increase in demand for our products, specifically HBT transistors, from customers that use our products in the production of components sold to makers of wireless handsets. We believe this increase in demand was the result of both an increase in the number of wireless handsets that were sold over the prior year and because the percentage of “3G” or “smartphones”, which is a more technologically advanced type of wireless handset, increased over the prior year as a percentage of the total wireless handsets sold. 3G and smart phones offer more functions, for example web browsing, than a standard wireless handset. 3G and smart phones require more HBT transistors than a standard wireless handset to support the increased functionality. We believe the increase in industry sales of 3G and smart phones will continue in 2011.

In July 2012 our purchase and supply agreement with our largest III-V customer, a customer which represented 25% of our 2010 revenues expires (see Item 1A, Risk Factors for explanation of percent of revenue calculation), subject to a last time buy option. If we do not renew this agreement or increase HBT sales to other customers our sales may decline.

Display revenues for 2010 and 2009 were as follows:

Display Revenues by Category (in millions)	2010	2009
Military Applications	$40.0	$51.5
Consumer Electronic Applications	10.9	9.2
Eyewear Applications	4.1	1.8
Research & Development	3.2	5.7

Total	$58.2	$68.2

Sales of our products for military applications declined in 2010 because of reduced demand from the U.S. government. The U.S. government is projected to incur large budget deficits for the near future and is expected to reduce spending on military programs as part of the solution to decrease these deficits. As a result of this anticipated reduction in military spending demand for our military products may decline. Our military products have higher profit margins than our other display products. The increase in the Consumer Electronic Applications category is the result of an increase in sales of our products for digital still cameras. Our ability to forecast our revenues in this category is very difficult as sales of our product ultimately depend on how successful our customers are in promoting their digital still cameras models. There are many digital still camera models offered by a number of large consumer electronic companies and it is a very competitive product category. The customers for our eyewear products tend to be smaller companies and the economic down turn in 2008 and 2009 affected their ability to obtain credit with which to purchase our products. The increase in sale of our products in 2010 to customers that use them for eyewear products is the result of a few of these customers being able to obtain financing in 2010. We believe that some of the increase is from these customers refilling their inventory as well as for meeting current demand. The decline in Research and Development revenues is the result of a decline in funding from the U.S. government. We believe the amount of funding for research and development which is funded by the U.S. government may decline as it addresses its fiscal deficit issues.

In 2011 we anticipate offering a head-worn, hands-free cloud computing product that has an optical pod with a microdisplay. We do not believe revenue will be significant in 2011 from sales of these products but we do believe in successive years products such as this will be important for our revenue growth and ability to maintain profitability. This is the first product that we have developed that has a significant software component. We anticipate a business model whereby we will sell the optical pod and license the software.

We have been the sole supplier of displays to the US military for its thermal weapon sight programs, TWS, TWS II and currently TWS-Bridge. We believe the U.S. military will evaluate competitors’ products for the next thermal weapon sight program, TWS III. This could result in our receiving a lower percentage of these total programs than we historically have. There are a number of different display technologies which can produce displays in small form factors. We believe one of the benefits of our display technology is the ability to produce high resolution displays in small form factors. The digital still camera market is mature and the majority of these devices use low-resolution display products which results in our having limited, if any, competitive advantage over our competitors and, therefore, the ability to sell displays into these markets is very price dependent.

Accordingly for us to maintain or increase display revenues with above average gross margins, we will need to increase sales to customers who buy our higher resolution display products, such as the military, or develop new categories, such as eyewear.

We also anticipate, based on current discussions with our customers and certain contractual obligations that the prices of certain of our products will decline in fiscal year 2011. We anticipate the average selling price of our HBT transistor wafers and display products sold to customers for consumer electronics applications will decline approximately 5% during fiscal year 2011 relative to 2010. We expect sales prices of our display products for military applications to remain relatively flat for 2011 as compared to 2010. The overall increase or decrease in the average sales price of our display products will be dependent on the sales mix of commercial and military display sales.

We expect revenue of between $130 million and $140 million for fiscal year 2011, however, due to the current worldwide economic situation our ability to forecast revenues and results of operations is very limited. Our forecasts are based on our discussions with customers and our expectations about the future global economy and are not based on firm non-cancellable orders.

International sales represented 23% and 17% of product revenues for fiscal years 2010 and 2009 respectively. The increase in international sales is primarily attributable to an increase in sales of our CyberDisplay products for digital still cameras and III-V products to customers who sell components to manufacturers of wireless handsets. We expect our 2011 revenues will primarily be from customers located in the U.S. International sales are primarily sales of CyberDisplay products to consumer electronic manufacturers located in Japan, Korea and China. Our international sales are primarily denominated in U.S. currency. Consequently, a strengthening of the U.S. dollar could increase the price in local currencies of our products in foreign markets and make our products relatively more expensive than competitors’ products that are denominated in local currencies, leading to a reduction in sales or profitability in those foreign markets. In addition, sales of our CyberDisplay products in Korea are transacted through our Korean subsidiary, Kowon Technology Co., LTD. Kowon’s sales are primarily denominated in U.S. dollars. However, Kowon’s local operating costs are primarily denominated in Korean won. Kowon also holds U.S. dollars in order to pay various expenses. As a result, our financial position and results of operations are subject to exchange rate fluctuation in transactional and functional currency. We have not taken any protective measures against exchange rate fluctuations, such as purchasing hedging instruments with respect to such fluctuations, because of the historically stable exchange rate between the Japanese yen, Korean won and the U.S. dollar.

Cost of Product Revenues.

	2010	2009
Cost of product revenues (in millions)	$81.2	$76.0
Cost of product revenues as a % of revenues	69.6%	70.3%

Cost of product revenues, which is comprised of materials, labor and manufacturing overhead related to the production of our products remained relatively consistent from 2009 to 2010 as a percentage of revenues. Our gross margin is affected by increases or decreases in the sales prices of our products, changes in raw material prices, unit volume of sales, manufacturing efficiencies and the mix of products sold. As discussed above our sales prices historically decline on an annual basis. Our overhead costs and, to a lesser extent, our labor costs are normally stable and do not fluctuate significantly during any twelve month period. Essentially, we consider labor and overhead costs to be fixed in nature over the short term and therefore profitability is very dependent on the sales prices of our products and the volume of sales. Gross margins, as a percentage of sales, remained relatively consistent from 2009 to 2010 because the gross margins as a percent of sales for our III-V products increased which offset the reduced gross margin contribution resulting from the decline in military display product sales. The gross margins on our III-V products increased because of the increase in unit volume of sales. Essentially the fixed cost per unit declined as we produced more units for approximately the same infrastructure cost as the prior year. For 2011 we anticipate sale prices of display products for military applications to remain stable and sales prices of our III-V products for wireless handset applications and our displays products for consumer electronic applications to decline. As a result, in order for us to increase gross margins we need to increase manufacturing efficiencies and/or increase the unit volume of sales.

Research and Development.    Research and development (R&D) expenses are incurred in support of internal display and III-V product development programs or programs funded by agencies or prime contractors of the U.S. government and commercial partners. R&D revenues associated with funded programs are presented separately in revenue in the statement of operations. Research and development costs include staffing, purchases of materials and laboratory supplies, circuit design costs, fabrication and packaging of display products, and overhead. For fiscal years 2010 and 2009 R&D expense was as follows (in millions):

Research and development expense	2010	2009
Funded	$2.7	$3.6
Internal	17.0	10.5

Total	$19.7	$14.1

R&D expense increased in 2010 as compared to the prior year primarily because of increases in costs to develop III-V products for use in 3G and smartphones and a new head-worn hands-free cloud computing display product.

Selling, General and Administrative.    Selling, general and administrative (S,G&A) expenses consist of the expenses incurred by our sales and marketing personnel and related expenses, and administrative and general corporate expenses.

	2010	2009
Selling, general and administrative expense (in millions)	$14.8	$14.1
Selling, general and administrative expense as a % of revenues	12.3%	12.3%

The increase in S,G&A expenses in 2010 as compared to 2009 is attributable to an increase in investor relations expense of $0.4 million, insurance expense of $0.2 million, labor expense of $0.3 million and bad debts of $0.3 million partially offset by a reduction in professional fees of $1.0 million. The decrease in bad debts expense was not a true increase per se but rather in 2009 there was a credit in bad debt expense as a result of a reversal of $0.5 million allowance for doubtful accounts established at December 27, 2008 for the possible uncollectible receivables from KTC. This allowance was reversed when we acquired control of KTC in the third quarter of 2009. The reduction in professional fees was the result of insurance proceeds which reimbursed the Company for expenses previously incurred in dealing with certain legal actions.

In April 2010, December 2009 and April 2009, the Compensation Committee of the Company approved the issuance of 465,500, 778,213 and 676,726, respectively, of restricted stock awards to certain of our employees. We issue restricted stock awards either as part of our annual incentive plan (incentive equity awards) or to induce a prospective employee to join us or current employee to remain with us for at least a certain period of time (retention equity awards). The number of shares of our common stock that an employee will ultimately receive and the compensation expense that we will ultimately recognize under an incentive equity award is based on achieving certain financial milestones and remaining with the Company for a specific period of time. In the case of retention equity awards shares earned are solely a function of time employed. We filed a proxy statement on March 17, 2010 describing our 2010 equity incentive plan, and we have also filed on behalf of certain officers and directors Form 4s with the Securities and Exchange Commission which detail the conditions under our officers can earn the restricted stock awards. The 2010 proxy statement and Form 4s are available on our website www.kopin.com. In December 2008 the Compensation Committee approved the issuance of 363,191 restricted stock awards to our employees, subject to certain conditions. These conditions were essentially the same conditions for the awards made in 2009. In addition, as part of its Board of Director compensation in fiscal years 2010 and 2009 we issued 120,000 shares of restricted stock to our board members representing the annual grants for fiscal years 2010 and 2009. The equity awards to the Board of Directors vest 25% per year over the four years following the grant.

In connection with the issuance of the awards above, and the amortization of awards issued before fiscal year 2008, we recorded stock compensation expenses of $2.6 million and $1.9 million for fiscal years 2010 and 2009, respectively.

Other Income and Expense.

(in millions)	2010	2009
Interest income	$2.2	$2.2
Other income and expense, net	0.0	0.7
Foreign currency transaction (losses) gains	(0.4)	(1.0)
Other-than-temporary Impairment of marketable debt securities	—	(0.9)

Subtotal	1.8	1.0
Gain on sales of investments	2.6	—
Gain on loans to KTC	—	1.2
Gain on remeasurement of investment in KTC	—	0.6
Gain on sales of patents	0.8	6.3

Other income and expense	$5.2	$9.1

Other income and expense, net, as shown above, is composed of interest income, foreign currency transaction and remeasurement gains and losses incurred by our Korean and Taiwanese subsidiaries, other-than temporary impairment on marketable debt securities, gains resulting from our obtaining a controlling interest in KTC and license fees. For 2010, we recorded $0.4 million of foreign currency losses as compared to $1.0 million of foreign currency losses for 2009. This was primarily attributable to decreased fluctuations in the US dollar and Korean won currency exchange rate. Other income and expense, net for 2009 also includes expense of $0.9 million to record an impairment of certain marketable debt securities which were deemed other-than-temporarily impaired.

As announced in our 2010 earnings released on March 3, 2011 and as filed in the Current Report on Form 8-K, our income from operations was $4.1 million. Subsequent to the release we reclassified $0.4 million from other income and expense, net, to income from operations.

As our marketable debt securities have matured we have been reinvesting in securities which, due to current interest rates, have lower yields than the securities which matured, accordingly we anticipate that our interest income will decline in 2011.

In conjunction with our obtaining a controlling interest in KTC in 2009 we recorded a gain of $0.6 million for the remeasurement of our investment in KTC to fair market value and $1.2 million related to the repayment of loans from KTC which had been previously written-off. In 2008 we loaned KTC $2.0 million and due to their liquidity problems, we subsequently recorded (in 2008) both $0.8 million of equity losses in KTC and a loan loss reserve of $1.2 million. A more complete explanation of the impact on our financial statements from our obtaining a controlling interest in KTC is below.

In fiscal year 2008 we entered into an agreement to sell certain patents which we were not using and that had a carrying value of $0 to a buyer who would attempt to sublicense the patents. The total consideration the Company would receive for the sale of the patents would be a percentage of any sublicense fees, after expenses, the buyer received. In 2009 we recorded $6.3 million of income which represented the Company’s share of sublicense fees income. We do not expect to receive any material additional amounts from the sales of these patents. In 2010 we sold certain additional patents we were no longer using for $0.8 million. There is no additional consideration to be received for the patents sold in 2010. We continue to evaluate the patents in our portfolio for opportunities to monetize these assets.

Equity earnings (losses) in unconsolidated affiliates.    Our equity earnings (losses) in unconsolidated affiliates consists of our approximate 19% share of the losses of KoBrite totaling $0.6 million in 2010 and $0.3 million in 2009, offset by the effects of the repayment of a loan by KTC which is discussed in more detail below, in 2009 of $0.8 million.

Tax (provision) benefit.    The provision for income taxes for the fiscal years ended 2010 and 2009 represent alternative minimum taxes owed to U.S. federal and state taxing authorities of $0.3 million and $0.7 million, respectively. For 2011 we expect to have taxes based on U.S. federal tax liabilities based on Alternative Minimum Tax rules and on our foreign operations. We also expect to have a state tax provision for financial reporting purposes in 2011.

Net (income) loss attributable to noncontrolling interest.    We own approximately 78% of the equity of Kowon Technology Co. Ltd. (Kowon) and 90% of the equity of KTC. Net loss (income) attributable to the noncontrolling interest on the consolidated statement of operations represents the portion of the results of operations of Kowon and KTC which are allocated to the shareholders of the approximately 22% of Kowon and 10% of KTC not owned by us. The change in the net loss (income) attributable to the noncontrolling interest of our subsidiaries is as follows (in millions):

	2010	2009
Kowon	$—	$0.3
KTC	—	(0.1)

Total	$—	$0.2

Acquisition of the controlling interest in Kopin Taiwan Corporation (KTC).

From Kopin Taiwan Corp’s (KTC) inception in 2002 through July 2009 the Company owned approximately 35% of KTC. In July 2009, the Company purchased 19,572,468 and 128,226 shares of KTC common stock for approximately $5,975,000 and $300,000, respectively which increased the Company’s ownership to approximately 87%. Subsequent to the purchase of additional shares in July 2009, KTC repaid the outstanding balance of loans due to us from KTC in the aggregate amount of approximately $2,012,000. We began consolidating KTC on July 31, 2009. In 2010, the Company purchased 14,349,809 shares of KTC common stock for approximately $6,150,000 to increase the Company’s ownership to approximately 90%.

The consolidated statement of operations for the periods shown below includes the following amounts (in millions) which were related to transactions with KTC:

2009
Gain on remeasurement of Kopin’s previous investment in KTC	$0.6
Repayment of loan by KTC which was previously written-off	2.0
Reduction (increase) in bad debt allowance	0.5

In the year ended December 27, 2008 we recorded equity losses of approximately $0.8 million and a loan loss reserve of approximately $1.2 million in connection with $2.0 million we loaned KTC in fiscal 2008. As a result of the acquisition in July 2009 the loan was repaid, and in 2009 we recorded a gain on the loan repayment of approximately $1.2 million and equity in earnings of unconsolidated affiliates of $0.8 million.

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

Prior to July 2009 we recorded our investment in KTC under the equity method and wrote down the investment to $0. We remeasured and wrote-up our investment in KTC by approximately $0.6 million which represented the fair market value of the investment immediately prior to the acquisition in July 2009.

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

The increase in display revenues in fiscal year 2009 compared to fiscal year 2008 resulted from an increase in sales of our CyberDisplay products to customers that use them for military applications partially offset by decreases in sales of our products for consumer electronic and eyewear applications. Display revenues for 2009 and 2008 were as follows:

Display Revenues by Category (in millions)	2009	2008
Military Applications	$51.5	$36.8
Consumer Electronic Applications	9.2	18.2
Eyewear Applications	1.8	6.4
Research & Development	5.7	6.4

Total	$68.2	$67.8

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

In December 2009 and April 2009, the Compensation Committee of the Company approved the issuance of 778,213 and 676,726, respectively, of restricted stock awards to certain of our employees. We issue restricted stock awards either as part of our annual incentive plan (incentive equity awards) or to induce a prospective employee to join us or current employee to remain with us for at least a certain period of time (retention equity awards). The number of shares of our common stock that an employee will ultimately receive and the compensation expense that we will ultimately recognize under an incentive equity award is based on achieving certain financial milestones and remaining with the Company for a specific period of time. In the case of retention equity awards shares earned are solely a function of time employed. We filed a proxy statement on April 20, 2001 describing the 2001 incentive plan, and we have also filed on behalf of certain officers and directors Form 4s with the Securities and Exchange Commission which detail the conditions under our officers can earn the restricted stock awards. The 2001 proxy statement and Form 4s are available on our website www.kopin.com. In December 2008 the Compensation Committee approved the issuance of 363,191 restricted stock awards to employees subject to certain conditions. These conditions were essentially the same conditions for the 2009 awards. In addition, as part of its Board of Director compensation in fiscal year 2009 and 2008 we issued 120,000 shares of restricted stock to our board members representing the annual grants for fiscal years 2009 and 2008. The equity awards to the Board of Directors vest 25% per year over the four years following the grant.

In connection with the issuance of the awards above, and the amortization of awards issued before fiscal year 2008, we recorded stock compensation expenses of $1.9 million and $2.7 million for fiscal years 2009 and 2008, respectively.

Other Income and Expense.

(in millions)	2009	2008
Interest income	$2.2	$3.3
Other income and expense, net	0.7	0.1
Foreign currency transaction (losses) gains	(1.0)	2.3
Other-than-temporary Impairment of marketable debt securities	(0.9)	(1.3)

Subtotal	1.0	4.4

(in millions)	2009	2008
Impairment of investment in Kenet	—	(2.7)
Other-than-temporary impairment of Micrel common stock	—	(0.2)
Gain (loss) on loans to KTC	1.2	(1.2)
Gain on remeasurement of investment in KTC	0.6	—
Gain on sales of patents	6.3	—

Other income and expense	$9.1	$0.3

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

In the year ended December 27, 2008 we recorded equity losses of approximately $0.8 million and a loan loss reserve of approximately $1.2 million in connection with $2.0 million we loaned KTC in fiscal 2008. As a result of our purchase of KTC common stock in July 2009, the loan was repaid, and in 2009 we recorded a gain on the loan repayment of approximately $1.2 million and equity in earnings of unconsolidated affiliates of $0.8 million.

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

Liquidity and Capital Resources

As of December 25, 2010, we had cash and equivalents and marketable debt securities of $111.0 million and working capital of $132.1 million compared to $114.5 million and $134.2 million, respectively, as of December 26, 2009. The decrease in cash and equivalents and marketable securities was primarily due to cash provided by operating activities of approximately $13.9 million and proceeds from sales of investments of $4.2 million, which were offset by capital expenditures of $15.8 million and repurchase of our common stock for $6.7 million. The cash provided by operations includes $1.4 million reimbursement of professional fees as a result of insurance proceeds which reimbursed us for expenses previously incurred in dealing with certain legal actions. The increase in capital expenditures is primarily the result of our investments in capacity for our III-V product line in response to customer demand.

We have a purchase and supply agreement with a significant HBT customer that expires in July 2012. This agreement also provides for a last time buy option. Under the terms of this agreement we have agreed to maintain capacity levels for manufacturing HBT wafers and we committed to a pricing schedule under certain circumstances. The agreement also requires us to give prior notice if we exit our HBT product line. In consideration for this agreement the customer agreed to source a certain percentage of its HBT wafer needs from us subject to the customer’s right to source HBT wafers from other sources if we are unable to meet their requirements under certain circumstances. We agreed that failure to meet our supply obligations under the agreement would allow our customer to obtain court ordered specific performance and if we do not perform we could then be liable for monetary damages up to a maximum of $40 million.

We lease facilities located in Taunton and Westborough, Massachusetts, and Scotts Valley, California, under non-cancelable operating leases. We have two Taunton facilities, one whose lease expires in 2020 and the other in 2012. The Taunton lease which expires in 2020 may be extended for a 10 year term. The Westborough and Scotts Valley leases expire in 2012.

We expect to expend between $5.0 and $8.0 million on capital expenditures over the next twelve months, primarily for the acquisition of equipment to increase capacity in our III-V product line.

We have entered into a product development agreement under which we have agreed to fund up to $3.2 million of development expenses if certain milestones are achieved.

As of December 25, 2010, we had substantial tax loss carry-forwards, which may be used to offset future federal taxes due. We may record a tax provision in our financial statements but we may be able to offset some or all of the amounts that are payable with our tax loss carry-forwards. We may be subject to alternative minimum taxes, foreign taxes and state income taxes depending on our taxable income and sources of taxable income.

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

Inflation

We do not believe our operations have been materially affected by inflationary forces.

Contractual Obligations

The following is a summary of our contractual payment obligations for operating leases as of December 25, 2010:

Contractual Obligations	Total	Less than 1 year	1-3 Years	3-5 years	More than 5 years
Operating Lease Obligations	$6,333,053	$1,520,113	$1,814,815	$1,670,750	$1,327,375

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We invest our excess cash in high-quality U.S. government, government-backed (Fannie Mae, FDIC guaranteed bonds and certificates of deposit) and corporate debt instruments, which bear lower levels of relative risk. We believe that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations, and cash flows should not be material to our cash flows or income. It is possible that interest rate movements would increase our unrecognized gain or loss on interest rate securities. Included in other assets is an equity investment in Advanced Wireless Semiconductor Company (AWSC) of approximately $4.0 million, which is subject to changes in value because of either specific operating issues or overall changes in the stock market. We are exposed to changes in foreign currency exchange rates primarily through our translation of our foreign subsidiary’s financial position, results of operations, and transaction gains and losses as a result of non U.S. dollar denominated cash flows related to business activities in Asia, and remeasurement of United States dollars to the functional currency of our Kowon subsidiary. We are also exposed to the affects of exchange rates in the purchase of certain raw materials whose price is in U.S. dollars but the price on future purchases is subject to change based on the relationship of the Japanese Yen to the U.S. dollar. We do not currently hedge our foreign currency exchange rate risk. We estimate that any market risk associated with our international operations is unlikely to have a material adverse effect on our business, financial condition or results of operation. Our portfolio of marketable debt securities is subject to interest rate risk although our intent is to hold securities until maturity. The credit rating of our investments may be affected by the underlying financial health of the guarantors of our investments. We use Gallium Arsenide and Silicon wafers but do not enter into forward or futures hedging contracts.

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

During the fourth quarter of 2010 we identified a deficiency in our disclosure controls related to our proxy filing. We have implemented controls to address the deficiency. We will test the effectiveness of these controls when we file our 2011 proxy.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 25, 2010, based on the criteria outlined in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on their assessment, management concluded that, as of December 25, 2010, the Company’s internal control over financial reporting is effective based on those criteria.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Kopin Corporation

Taunton, Massachusetts

We have audited the internal control over financial reporting of Kopin Corporation and subsidiaries (the “Company”) as of December 25, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report On Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 25, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 25, 2010, of the Company and our report dated March 10, 2011 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the Company’s adoption of the accounting standard related to business combinations, effective for business combinations entered into after December 28, 2008.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts

March 10, 2011

Item 9B.	Other Information.

None

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required under this item is incorporated herein by reference from our Proxy Statement relating to our Annual Meeting of Shareholders to be held on April 28, 2011 (the Proxy Statement). In addition to the disclosures made in our Proxy Statement and incorporated by reference herein, information with respect to executive officers required by this item is set forth in Part I of this Report.

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

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated herein by reference from the Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference from the Proxy Statement.

Item 15.	Exhibits and Financial Statement Schedules

(a) Documents filed as part of the Report:

(1) Consolidated Financial Statements:

(2) Financial Statement Schedule:

Schedule II—Valuation and Qualifying Accounts	78

Schedules other than the one listed above have been omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements or the notes thereto.

(3) Exhibits

3.1	Amended and Restated Certificate of Incorporation	(2)

3.2	Amendment to Certificate of Incorporation	(5)

3.3	Amendment to Certificate of Incorporation	(5)

3.4	Fourth Amended and Restated By-laws	(8)

4	Specimen Certificate of Common Stock	(1)

10.1	Form of Employee Agreement with Respect to Inventions and Proprietary Information	(1)

10.2	Amended and Restated 1992 Stock Option Plan	(2	)*

10.3	1992 Stock Option Plan Amendment	(5	)*

10.4	1992 Stock Option Plan Amendment	(6	)*

10.5	Kopin Corporation 2001 Equity Incentive Plan	(7	)*

10.6	Kopin Corporation 2001 Equity Incentive Plan Amendment	(9	)*

10.7	Kopin Corporation 2001 Equity Incentive Plan Amendment	(10	)*

10.8	Kopin Corporation 2001 Equity Incentive Plan Amendment	(11	)*

10.9	Kopin Corporation 2001 Equity Incentive Plan Amendment	(13	)*

10.10	Kopin Corporation 2001 Supplemental Equity Incentive Plan	(6	)*

10.11	Form of Key Employee Stock Purchase Agreement	(1	)*

10.12	License Agreement by and between the Company and Massachusetts Institute of Technology dated April 22, 1985, as amended	(1)

10.13	Facility Lease, by and between the Company and Massachusetts Technology Park Corporation, dated October 15, 1993	(3)

10.14	Joint Venture Agreement, by and among the Company, Kowon Technology Co., Ltd., and Korean Investors, dated as of March 3, 1998	(4)

10.15	Seventh Amended and Restated Employment Agreement between the Company and Dr. John C.C. Fan, dated as of December 8, 2010

10.16	Kopin Corporation Form of Stock Option Agreement under 2001 Equity Incentive Plan	(12	)*

10.17	Kopin Corporation 2001 Equity Incentive Plan Form of Restricted Stock Purchase Agreement	(12	)*

10.18	Kopin Corporation Fiscal Year 2011 Incentive Bonus Plan	*

10.19	Kopin Corporation Stock Purchase Agreement of 19,572,468 shares of Kopin Taiwan Corporation, (KTC) common stock	(14)

10.20	Kopin Corporation 2010 Equity Incentive Plan	(15)

21.1	Subsidiaries of Kopin Corporation

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan required to be filed as an Exhibit to this Form 10-K.
(1)	Filed as an exhibit to Registration Statement on Form S-1, File No. 33-45853, and incorporated herein by reference.
(2)	Filed as an exhibit to Registration Statement on Form S-1, File No. 33-57450, and incorporated herein by reference.
(3)	Filed as an exhibit to Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference.
(4)	Filed as an exhibit to Annual Report on Form 10-Q for the quarterly period ended June 27, 1998 and incorporated herein by reference.
(5)	Filed as an exhibit to Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2000 and incorporated herein by reference.
(6)	Filed as an exhibit to Registration Statement on Form S-8, filed on November 13, 2001 and incorporated herein by reference.
(7)	Filed as an appendix to Proxy Statement filed on April 20, 2001 and incorporated herein by reference.
(8)	Filed as an exhibit to Current Report on Form 8-K filed on December 12, 2008 and incorporated herein by reference.
(9)	Filed as an exhibit to Registration Statement on Form S-8 filed on August 16, 2002 and incorporated herein by reference.
(10)	Filed as an exhibit to Registration Statement on Form S-8 filed on March 15, 2004 and incorporated herein by reference.
(11)	Filed as an exhibit to Registration Statement on Form S-8 filed on May 10, 2004 and incorporated herein by reference.
(12)	Filed as an exhibit to Annual Report on Form 10-K for the fiscal year ended December 25, 2004 and incorporated herein by reference.
(13)	Filed as an exhibit to Registration Statement on Form S-8 filed on April 15, 2008 and incorporated herein by reference.
(14)	Filed as an exhibit to Annual Report on Form 10-K for the fiscal year ended December 26, 2009 and incorporated by reference herein.
(15)	Filed with the Corporation’s Definitive Proxy Statement on Schedule 14 filed as of March 17, 2010 and incorporated by reference herein.

KOPIN CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Kopin Corporation

Taunton, Massachusetts

We have audited the accompanying consolidated balance sheets of Kopin Corporation and subsidiaries (the “Company”) as of December 25, 2010 and December 26, 2009, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 25, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Kopin Corporation and subsidiaries as of December 25, 2010 and December 26, 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 25, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the accounting standard related to business combinations, effective for business combinations entered into after December 28, 2008.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 25, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts

March 10, 2011

KOPIN CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 25, 2010	December 26, 2009
ASSETS
Current assets:
Cash and equivalents	$49,834,547	$54,832,744
Marketable securities, at fair value	61,112,843	59,713,757
Accounts receivable, net of allowance of $737,000 and $583,000 in 2010 and 2009, respectively	14,539,664	14,637,510
Accounts receivable from unconsolidated affiliates	2,558,513	2,988,894
Unbilled receivables	391,171	1,638,683
Inventory	21,462,871	16,453,869
Prepaid taxes	664,320	469,199
Prepaid expenses and other current assets	2,060,833	1,482,408

Total current assets	152,624,762	152,217,064
Property, plant and equipment	32,613,961	20,752,558
Other assets	6,857,675	10,254,846

Total assets	$192,096,398	$183,224,468

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,317,865	$9,615,939
Accrued payroll and expenses	2,741,004	2,569,187
Accrued warranty	1,300,000	1,600,000
Billings in excess of revenue earned	3,210,895	3,084,062
Other accrued liabilities	1,956,642	1,149,857

Total current liabilities	20,526,406	18,019,045
Asset retirement obligations	944,617	903,133
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $.01 per share: authorized, 3,000 shares; none issued	—	—
Common stock, par value $.01 per share: authorized, 120,000,000 shares; issued 74,604,442 shares in 2010 and 74,379,008 shares in 2009; outstanding 64,775,234 in 2010 and 66,605,961 in 2009	725,708	722,678
Additional paid-in capital	313,311,889	311,299,712
Treasury stock (7,795,605 and 5,661,879 shares in 2010 and 2009, respectively, at cost)	(26,580,823)	(19,852,316)
Accumulated other comprehensive income	5,985,345	4,556,813
Accumulated deficit	(127,606,200)	(136,540,351)

Total Kopin Corporation stockholders’ equity	165,835,919	160,186,536
Noncontrolling interest	4,789,456	4,115,754

Total stockholders’ equity	170,625,375	164,302,290

Total liabilities and stockholders’ equity	$192,096,398	$183,224,468

See Accompanying Notes to Consolidated Financial Statements.

KOPIN CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

Fiscal year ended	2010	2009	2008
Revenues:
Net product revenues	$116,622,692	$108,118,271	$107,581,841
Research and development revenues	3,763,074	6,536,486	7,223,696

	120,385,766	114,654,757	114,805,537
Expenses:
Cost of product revenues	81,224,350	75,982,694	77,979,570
Research and development-funded programs	2,692,488	3,586,372	5,075,774
Research and development-internal	17,041,440	10,560,662	10,898,268
Selling, general, and administrative	14,837,519	14,136,482	15,980,362

	115,795,797	104,266,210	109,933,974

Income from operations	4,589,969	10,388,547	4,871,563
Other income and expense:
Interest income	2,192,334	2,180,678	3,281,297
Other income and expense	77,202	728,686	48,960
Foreign currency transaction (losses) gains	(418,710)	(1,005,184)	2,296,222
Gain (loss) on loans to KTC	—	1,187,937	(1,187,937)
Gain on remeasurement of investment in KTC	—	599,328	—
Gain on sales of investments	2,597,505
Impairment of investment in Kenet	—	—	(2,690,645)
Other-than-temporary impairment of marketable debt securities	—	(926,630)	(1,252,342)
Other-than-temporary impairment of Micrel common stock	—	—	(224,280)
Gain on sales of patents	769,797	6,323,934	—

	5,218,128	9,088,749	271,275

Income before provision for income taxes, and equity (losses) earnings in unconsolidated affiliates and net (income) loss of noncontrolling interest	9,808,097	19,477,296	5,142,838
Tax provision	(252,000)	(690,200)	(792,000)

Income before equity (losses) earnings in unconsolidated affiliates and net (income) loss of noncontrolling interest	9,556,097	18,787,096	4,350,838
Equity (losses) earnings in unconsolidated affiliates	(600,299)	483,057	(1,081,205)

Net income	$8,955,798	$19,270,153	$3,269,633
Net (income) loss attributable to the noncontrolling interest	(21,647)	173,217	(683,153)

Net income attributable to the controlling interest	$8,934,151	$19,443,370	$2,586,480

Net income per share
Basic	$0.14	$0.29	$0.04

Diluted	$0.13	$0.29	$0.04

Weighted average number of common shares outstanding:
Basic	66,019,847	66,849,890	67,876,385

Diluted	66,711,501	67,457,751	68,163,759

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Fiscal years ended	2010	2009	2008
Net income	$8,955,798	$19,270,153	$3,269,633
Foreign currency translation adjustments	2,216,793	1,682,514	(6,055,056)
Holding gain on marketable securities	1,274,580	4,615,316	853,808
Reclassifications of gains in net income	(1,732,568)	(172,466)	(54,313)

Comprehensive income (loss)	$10,714,603	$25,395,517	$(1,985,928)
Comprehensive (loss) income attributable to the noncontrolling interest	$(351,920)	$(188,854)	$636,849

Comprehensive income (loss) attributable to the controlling interest	$10,362,683	$25,206,663	$(1,349,079)

See Accompanying Notes to Consolidated Financial Statements.

KOPIN CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (loss)	Accumulated Deficit	Total Kopin Corporation Stockholders’ Equity	Noncontrolling interest	Total Stockholders’ Equity
	Shares	Amount
Balance December 29, 2007	71,357,464	$713,574	$307,900,357	$(14,552,865)	$3,767,256	$(160,343,913)	$137,484,409	$3,549,369	$141,033,778
Exercise of stock options	44,053	441	131,045	—	—	—	131,486	—	131,486
Stock based compensation expense	—	—	2,740,849	—	—	—	2,740,849	—	2,740,849
Vesting of restricted stock	633,571	6,336	(6,336)	—	—	—	—	—	—
Net unrealized holding gain on marketable securities	—	—	—	—	799,495	—	799,495	—	799,495
Foreign currency translation adjustments	—	—	—	—	(4,735,054)	—	(4,735,054)	(1,320,003)	(6,055,057)
Restricted stock for tax withholding obligations	(161,860)	(1,619)	(345,372)	—	—	—	(346,991)	—	(346,991)
Stock option tender offer	—	—	(178,738)	—	—	—	(178,738)	—	(178,738)
Net income	—	—	—	—	—	2,586,480	2,586,480	683,153	3,269,633

Balance December 27, 2008	71,873,228	$718,732	$310,241,805	$(14,552,865)	$(168,303)	$(157,757,433)	$138,481,936	$2,912,519	$141,394,455
Exercise of stock options	32,010	320	123,055	—	—	—	123,375	—	123,375
Vesting of restricted stock	555,604	5,556	(5,556)	—	—	—	—	—	—
Stock based compensation expense	—	—	1,884,340	—	—	—	1,884,340	—	1,884,340
Net unrealized holding gain on marketable securities	—	—	—	—	4,442,850	—	4,442,850	—	4,442,850
Foreign currency translation adjustments	—	—	—	—	1,320,443	—	1,320,443	362,071	1,682,514
Cumulative effect adjustment as of March 29, 2009 related to non credit-related losses on investments recorded in operations	—	—	—	—	(1,773,712)	1,773,712	—	—	—
Change in other-than-temporary impairment loss recorded in other comprehensive income (loss)	—	—	—	—	735,535	—	735,535	—	735,535
Acquisition of KTC equity interest	—	—	(259,739)	—	—	—	(259,739)	1,014,381	754,642
Restricted stock for tax withholding obligations	(193,000)	(1,930)	(684,193)	—	—	—	(686,123)	—	(686,123)
Treasury stock purchase	—	—	—	(5,299,451)	—	—	(5,299,451)	—	(5,299,451)
Net income	—	—	—	—	—	19,443,370	19,443,370	(173,217)	19,270,153

Balance December 26, 2009	72,267,842	$722,678	$311,299,712	$(19,852,316)	$4,556,813	$(136,540,351)	$160,186,536	$4,115,754	$164,302,290
Exercise of stock options	9,665	97	36,147	—	—	—	36,244	—	36,244
Vesting of restricted stock	419,838	4,198	(4,198)	—	—	—	—	—	—
Stock based compensation expense	—	—	2,583,728	—	—	—	2,583,728	—	2,583,728
Net unrealized holding loss on marketable securities	—	—	—	—	(1,243,327)	—	(1,243,327)	—	(1,243,327)
Foreign currency translation adjustments	—	—	—	—	1,886,520	—	1,886,520	330,273	2,216,793
Change in other-than-temporary impairment loss recorded in other comprehensive income	—	—	—	—	785,339	—	785,339	—	785,339
Acquisition of KTC equity interest	—	—	(72,882)	—	—	—	(72,882)	321,782	248,900
Restricted stock for tax withholding obligations	(126,510)	(1,265)	(530,618)	—	—	—	(531,883)	—	(531,883)
Treasury stock purchase	—	—	—	(6,728,507)	—	—	(6,728,507)	—	(6,728,507)
Net income	—	—	—	—	—	8,934,151	8,934,151	21,647	8,955,798

Balance December 25, 2010	72,570,835	$725,708	$313,311,889	$(26,580,823)	$5,985,345	$(127,606,200)	$165,835,919	$4,789,456	$170,625,375

See Accompanying Notes to Consolidated Financial Statements.

KOPIN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Fiscal year ended	2010	2009	2008
Cash flows from operating activities:
Net income	$8,955,798	$19,270,153	$3,269,633
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,565,365	5,990,951	5,035,403
Amortization (accretion) of premium or discount on marketable debt securities	69,891	(260,687)	146,614
Stock-based compensation	2,583,728	1,884,340	2,740,849
Net gain on investment transactions	(2,597,505)	—	—
Losses (earnings) in unconsolidated affiliates	600,299	(483,057)	1,081,205
Impairment on marketable debt securities	—	926,630	1,476,622
Loss on disposal of unconsolidated affiliate	—	—	2,690,645
(Gain) loss on loans to KTC	—	(1,187,937)	1,187,937
(Gain) on remeasurement of investment in KTC	—	(599,328)	—
Foreign currency losses (gains)	418,710	942,462	(2,296,222)
Change in allowance for bad debt	154,000	(588,066)	463,000
Change in other non-cash items	(203,526)	564,252	(105,682)
Changes in assets and liabilities:
Accounts receivable	1,926,676	3,703,840	(8,259,245)
Inventory	(4,287,717)	(2,666,190)	3,192,566
Prepaid expenses and other current assets	(718,074)	132,458	423,706
Accounts payable and accrued expenses	338,863	(4,228,801)	(2,330,171)
Billings in excess of revenue earned	126,833	(43,861)	2,954,072

Net cash provided by operating activities	13,933,341	23,357,159	11,670,932

Cash flows from investing activities:
Proceeds from sale of marketable securities	47,956,856	31,328,136	51,521,564
Purchase of marketable securities	(48,730,506)	(48,712,270)	(31,631,309)
Other assets	196,578	(41,781)	36,371
Proceeds from sale of investments	4,223,536	—	2,705,260
Cash paid to acquire KTC equity interest, net of cash acquired	—	212,380	—
Proceeds from sale of property and equipment	—	426,537	—
Loans to unconsolidated affiliate	—	—	(2,012,213)
Capital expenditures	(15,849,823)	(3,684,630)	(3,334,079)

Net cash (used in) provided by investing activities	(12,203,359)	(20,471,628)	17,285,594

Cash flows from financing activities:
Treasury stock purchases	(6,728,507)	(5,299,451)	—
Investment in KTC as controlling interest was acquired	(72,085)	(300,000)	—
Issuance of KTC shares to noncontrolling interest	111,144	—	—
Settlements of restricted stock for tax withholding obligations	(531,883)	(686,123)	(346,991)
Proceeds from exercise of stock options	36,244	123,375	131,485

Net cash used in financing activities	(7,185,087)	(6,162,199)	(215,506)

Effect of exchange rate changes on cash	456,908	159,963	(1,539,631)

Net (decrease) increase in cash and equivalents	(4,998,197)	(3,116,705)	27,201,389
Cash and equivalents:
Beginning of year	54,832,744	57,949,449	30,748,060

End of year	$49,834,547	$54,832,744	$57,949,449

Supplemental disclosure of cash flow information:
Income taxes paid	$221,000	$1,304,000	$238,000

Supplemental schedule of noncash investing activities:
Construction in progress included in accrued expenses	$1,194,000	$124,058	$258,804

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

Fiscal Year

The Company’s fiscal year ends on the last Saturday in December. The fiscal years ended December 25, 2010, December 26, 2009 and December 27, 2008 each include 52 weeks and are referred to as fiscal years 2010, 2009 and 2008, respectively, herein.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, a majority owned (78%) subsidiary, Kowon Technology Co., Ltd. (Kowon), located in Korea and, a majority owned (90%) subsidiary Kopin Taiwan Corporation (KTC) located in Taiwan (collectively the “Company”). All inter-company transactions and balances have been eliminated. Amounts of Kowon and KTC not attributable to the Company are referred to as noncontrolling interests in the consolidated statements of operations. Investment in business entities in which the Company does not have control, but has the ability to exercise significant influence over operating and financial policies are accounted for by the equity method.

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

Marketable debt securities consist primarily of commercial paper, medium-term corporate notes, and United States government and agency backed securities. The Company classifies these marketable debt securities as available-for-sale at fair value in “Marketable Securities.” The investment in AWSC is included in “Other Assets” as available-for-sale and at fair value. The Company records the amortization of premium and accretion of discounts on marketable debt securities in the results of operations.

The Company uses the specific identification method as a basis for determining cost and calculating realized gains and losses with respect to marketable debt securities. The gross gains and losses realized related to sales of marketable debt securities were not material during fiscal years 2010, 2009 and 2008.

Inventory

Inventory is stated at the lower of cost (determined on the first-in, first-out or specific identification method) or market and consists of the following at December 25, 2010 and December 26, 2009:

	2010	2009
Raw materials	$10,775,935	$8,336,915
Work-in-process	4,159,064	3,416,727
Finished goods	6,527,872	4,700,227

	$21,462,871	$16,453,869

Inventory on consignment at customer locations was $4.4 million and $3.2 million at December 25, 2010 and December 26, 2009, respectively. Included in prepaid expenses and other current assets is a deposit of $1.5 million for raw materials in advance of delivery.

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

Product Warranty

The Company generally sells products with a limited warranty of product quality and a limited indemnification of customers against intellectual property infringement claims related to the Company’s products. The Company accrues for known warranty and indemnification issues if a loss is probable and can be reasonably estimated, and accrues for estimated incurred but unidentified issues based on historical activity. As of December 25, 2010 and December 26, 2009, the Company had warranty reserves of $1.3 million and $1.6 million, respectively. For the fiscal years 2010, 2009 and 2008 warranty claims and reversals were approximately $0.8 million, $1.2 million and $1.5 million, respectively.

Asset Retirement Obligations

The Company recorded asset retirement obligations (ARO) liabilities of $0.9 million at December 25, 2010 and December 26, 2009, which represents the legal obligations associated with retirement of their assets when the timing and/or method of settling the obligation are conditional on a future event that may or may not be within the control of the Company. The Company also recorded accumulated depreciation charges of $0.6 million and $0.5 million, at December 25, 2010 and December 26, 2009, respectively, which represents the cumulative amortization of the capitalized long-lived asset associated with this obligation. The Company estimated the ARO using a discounted cash flow model that considered the Company’s cost of capital as well as increases in costs prior to settlement of the obligations and considered the probability that performance would be required.

2010
Asset retirement obligation as of December 26, 2009	$903,133
Additions liabilities incurred	—
Payment to settle liabilities	—
Accretion	41,484

Asset retirement obligation as of December 25, 2010	$944,617

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

Weighted average common shares outstanding used to calculate earnings per share, is as follows:

	2010	2009	2008
Weighted average common shares outstanding—basic	66,019,847	66,849,890	67,876,385
Stock options and nonvested restricted common stock	691,654	607,861	287,374

Weighted average common shares outstanding—diluted	66,711,501	67,457,751	68,163,759

The following were not included in weighted average common shares outstanding- diluted because they are anti-dilutive.

	2010	2009	2008
Nonvested restricted common stock	229,159	419,213	886,324
Stock options	2,544,411	3,953,387	5,823,032

Total	2,773,570	4,372,600	6,709,356

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

Stock-Based Compensation

The fair value of stock option awards is estimated on the date of grant using the Black-Scholes-Merton option-pricing model. There were no stock options granted in fiscal years 2010, 2009 or 2008. The fair value of nonvested restricted common stock awards is generally the market value of the Company’s equity shares on the date of grant. The nonvested restricted common stock awards require the employee to fulfill certain obligations,

KOPIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

including remaining employed by the Company for one, two or four years (the vesting period) and in certain cases also meeting performance criteria. The performance criteria primarily consist of the achievement of the Company’s annual incentive plan goals. For nonvested restricted common stock awards which solely require the recipient to remain employed with the Company, the stock compensation expense is amortized over the anticipated service period. For nonvested restricted common stock awards which require the achievement of performance criteria, the Company reviews the probability of achieving the performance goals on a periodic basis. If the Company determines that it is probable that the performance criteria will be achieved, the amount of compensation cost derived for the performance goal is amortized over the service period. If the performance criteria are not met, no compensation cost is recognized and any previously recognized compensation cost is reversed. The Company recognizes compensation costs on a straight-line basis over the requisite service period for time vested awards. For awards that vest based on performance conditions, the Company uses the accelerated model for graded vesting awards.

Comprehensive Income

Comprehensive income is the total of net income and all other non-owner changes in equity including such items as unrealized holding gains (losses) on marketable equity and debt securities classified as available-for-sale and foreign currency translation adjustments.

The components of accumulated other comprehensive income (loss) is as follows:

	Cumulative Translation Adjustment	Unrealized Holding (Loss) Gain on Marketable Securities	Non-Credit Related Losses on Investments	Accumulated Other Comprehensive Income (Loss)
Balance as of December 2, 2007	$3,968,972	$(201,716)	$—	$3,767,256
Changes during year	(4,735,054)	799,495	—	(3,935,559)

Balance as of December 27, 2008	(766,082)	597,779	—	(168,303)
Changes during year	1,320,443	4,442,850	(1,038,177)	4,725,116

Balance as of December 26, 2009	554,361	5,040,629	(1,038,177)	4,556,813
Changes during year	1,886,520	(1,243,327)	785,339	1,428,532

Balance as of December 25, 2010	$2,440,881	$3,797,302	$(252,838)	$5,985,345

Impairment of Long-Lived Assets

The Company periodically reviews the carrying value of our long-lived assets to determine if facts and circumstances suggest that they may be impaired or that the amortization or depreciation period may need to be changed. The carrying value of a long-lived asset is considered impaired when the anticipated identifiable undiscounted cash flows from such asset are less than its carrying value. For assets that are to be held and used, impairment is measured based upon the amount by which the carrying amount of the asset exceeds its fair value. The carrying value of the Company’s long-lived assets was $32.6 million at December 25, 2010.

Recently Adopted Accounting Pronouncements

Business Combinations

In December 2007, the FASB issued amendments to ASC 805-Business Combinations (ASC 805), which established principles and requirements for the acquirer of a business to recognize and measure in its financial statements the identifiable assets (including in-process research and development and defensive assets) acquired,

KOPIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the liabilities assumed, and any noncontrolling interest in the acquiree. The amendments to ASC 805 were effective for financial statements issued for fiscal years beginning after December 15, 2008. Prior to the adoption of these new principles, in-process research and development costs were immediately expensed and acquisition costs were capitalized. Under ASC 805 all acquisition costs are expensed as incurred. The standard also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of the business combination. The Company applied the provisions of ASC 805 in the accounting for the acquisition of the controlling interest in KTC in 2009. As a result of the adoption of these new principles, a gain was recorded on the remeasurement of the Company’s previously held equity method interest in KTC.

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

During fiscal year 2010 and the period from the beginning of the second quarter of 2009 to December 26, 2009, the Company recorded an increase to the investments and a decrease to accumulated other comprehensive income of $785,000 and $736,000, respectively, to reflect the accretion.

Multiple-Deliverable Revenue Agreements that Include Software Elements

In 2009, the FASB reached a consensus on Accounting Standards Update (“ASU”)-2009-13-Revenue Recognition (“ASC 605”)—Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”) and ASU 2009-14- Software (“ASC 985”)—Certain Revenue Arrangements That Include Software Elements (“ASU 2009-14”). ASU 2009-13 modifies the requirements that must be met for an entity to recognize revenue from the sale of a delivered item that is part of a multiple-element arrangement when other items have not yet been delivered. ASU 2009-13 eliminates the requirement that all undelivered elements must have either: i) Vendor Specific Objective Evidence or VSOE or ii) third-party evidence, or TPE, before an entity can recognize the portion of an overall arrangement consideration that is attributable to items that already have been delivered. In the absence of VSOE or TPE of the standalone selling price for one or more delivered or undelivered elements in a multiple-element arrangement, entities will be required to estimate the selling prices of those elements. Overall arrangement consideration will be allocated to each element (both delivered and undelivered items) based on their relative selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on the entity’s estimated selling price. The residual method of allocating arrangement consideration has been eliminated. ASU 2009-14 modifies the software revenue recognition guidance to exclude from its scope tangible products that contain both software and non-software components that function together to deliver a product’s

KOPIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

essential functionality. These new updates are effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is currently evaluating the impact that the adoption of these ASUs will have on its consolidated financial statements.

2.    Property, Plant and Equipment

Property, plant and equipment consisted of the following at December 25, 2010 and December 26, 2009:

	Useful Life	2010	2009
Land		$867,573	$825,518
Buildings	10 years	5,106,251	4,733,651
Equipment	3-5 years	48,225,704	44,616,765
Leasehold improvements	Life of the lease	14,357,251	14,342,476
Furniture and fixtures	3 years	404,143	379,524
Equipment under construction		16,536,645	2,729,186

		85,497,567	67,627,120
Accumulated depreciation and amortization		(52,883,606)	(46,874,562)

		$32,613,961	$20,752,558

There were no gains or losses on disposals of long-lived assets in fiscal years 2010, 2009 and 2008. Depreciation expense for the fiscal years 2010, 2009 and 2008 was approximately $6,565,000, $5,991,000 and $5,035,000 respectively.

3.    Other Assets and Amounts Due To / Due From Affiliates

Other assets consist of the following as of December 25, 2010 and December 26, 2009:

	2010	2009
Marketable Equity Securities
AWSC.	$4,001,937	$5,122,133
Micrel Inc.	—	1,640,678
Non-Marketable Securities—Equity Method Investments
KoBrite	2,698,120	3,298,419
Other	157,618	193,616

	$6,857,675	$10,254,846

Marketable Equity Securities

As of December 25, 2010 and December 26, 2009 the Company had an investment in Advance Wireless Semiconductor Company (AWSC), with a fair market value of $4.0 million and $5.1 million, respectively and an adjusted cost basis of $0.7 million and $0.9 million, respectively. In 2009 AWSC completed an initial public offering on a Taiwanese stock market. This investment is now classified as an available for sale marketable security and its fair market value is determined by reference to quoted market prices. One of the Company’s Directors is a director of AWSC and several directors and officers of Kopin own amounts ranging from 0.1% to 0.5% of the outstanding stock of AWSC.

During the year ended December 25, 2010 the Company sold its investment in Micrel, Inc. for $2.2 million and recorded a gain of $0.7 million and sold shares of AWSC for $1.7 million and recorded a gain of $1.6 million. In addition, in 2010 the Company received and recorded a gain of $0.3 million representing an amount escrowed from the sale of the Company’s Kenet investment in 2008.

KOPIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Non-Marketable Securities—Equity Method Investments

Equity (losses) gains in unconsolidated affiliates recorded in the consolidated statement of operations are as follows:

	2010	2009	2008
KoBrite	$(600,299)	$(341,219)	$(256,929)
KTC	—	824,276	(824,276)

Total	$(600,299)	$483,057	$(1,081,205)

The Company has an approximate 19% interest in KoBrite at December 25, 2010. The Company accounts for its interest using the equity method and at December 25, 2010 the carrying value of the investment was $2.7 million. KoBrite’s results are recorded one quarter in arrears. Subsequent to December 25, 2010 KoBrite issued additional equity and the Company’s ownership percentage was reduced to approximately 11%. One of the Company’s Directors, who is the chairman of KTC, is a member of the Board of Directors of Bright LED, one of the other principal investors of KoBrite.

In the year ended December 27, 2008 the Company recorded equity losses of approximately $0.8 million and a loan loss reserve of approximately $1.2 million in connection with $2.0 million it loaned KTC in fiscal 2008. Subsequent to the close of the July 2009 acquisition of additional equity interest in KTC (described in Note 4) the loan was repaid and in 2009 the Company recorded a gain on the loan repayment of approximately $1.2 million and equity in earnings of unconsolidated affiliates of approximately $0.8 million.

Summarized financial information for KTC from the period January 1, 2009 to July 31, 2009 and the year ended December 31, 2008 and for KoBrite for the years ended September 30, 2010, 2009 and 2008 are as follows:

	2010	2009	2008
Current assets	$8,952,000	$19,378,000	$11,746,000
Non current assets	15,389,000	18,782,000	22,878,000
Current liabilities	9,052,000	12,487,000	7,986,000
Non current liabilities	—	—	—
Revenues	12,288,000	13,573,000	14,611,000
Margin loss	(1,316,000)	(389,000)	(1,024,000)
Loss from operations	(3,292,000)	(2,793,000)	(4,340,000)
Net loss	$(3,091,000)	$(2,410,000)	$(4,651,000)

On October 3, 2008 all of the outstanding common stock and assets of Kenet were sold for approximately $21.6 million. In conjunction with the transaction Kopin recorded a loss of $2.7 million in fiscal year 2008.

Amounts Due from and Due to Affiliates

Receivables from related parties at December 25, 2010 and December 26, 2009 approximate the following amounts:

	December 25, 2010	December 26, 2009
AWSC	$2,559,000	$2,885,000
KoBrite	—	105,000

Accounts receivable from unconsolidated affiliates	$2,559,000	$2,990,000

KOPIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below shows amounts sold by the Company (revenues), and amounts purchased by the Company (purchases) from AWSC:

	2010		2009		2008
	Revenues	Purchases	Revenues	Purchases	Revenues	Purchases
AWSC	$14,466,000	$—	$8,641,000	$—	$12,461,000	$—

The Company has a loan to a non-officer employee for approximately $140,000 at December 25, 2010, which is currently due.

In fiscal year 2008 we entered into an agreement to sell certain patents which we were not using and that had a carrying value of $0 to a buyer who would attempt to sublicense the patents. The total consideration the Company would receive for the sale of the patents would be a percentage of any sublicense fees, after expenses, the buyer received. In 2009 we recorded $6.3 million of income which represented the Company’s share of sublicense fees income. We do not expect to receive any material additional amounts from the sales of these patents. In 2010 we sold certain patents we were no longer using for $0.8 million. There is no additional consideration to be received for the patents sold in 2010. We continue to evaluate the patents in our portfolio for opportunities to moneterize these assets.

4.    Business Combinations

Kopin Taiwan Corp

From Kopin Taiwan Corp’s (KTC) inception in 2002 through July 2009 the Company owned approximately 35% of KTC. In July 2009, the Company purchased 19,572,468 and 128,226 shares of KTC common stock for approximately $5,975,000 and $300,000, respectively which increased the Company’s ownership to approximately 87%. In 2010, the Company purchased 14,349,809 shares of KTC common stock for approximately $6,150,000 to increase the Company’s ownership to approximately 90%.

The 2009 purchase of 19,572,468 shares was accounted for as follows:

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

KOPIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The assets held for sale is comprised of certain assets that KTC had previously agreed to sell to KoBrite.

We accounted for the additional KTC share purchases of 128,226 and 14,349,809 shares as equity transactions. The carrying value of the additional 128,226 shares was approximately $40,000; accordingly the $260,000 difference between the carrying value of the additional 1% equity in KTC and the amount paid was recorded in equity. There was no material difference between the carrying value and the purchase price of the additional 14,349,809 shares in 2010.

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

Previous to July 2009 the Company recorded its investment in KTC under the equity method and had written down the investment to $0. The Company remeasured and wrote-up its investment in KTC by approximately $0.6 million which represented the fair market value of the investment immediately prior to the purchase of the shares in July 2009.

One of the Company’s Directors is chairman of KTC and owns approximately 1% of the outstanding common stock of KTC. This director is also an employee and stockholder of MTI and is a member of the Board of Directors of KoBrite.

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

	December 26, 2009	December 27, 2008
Revenues	$115,114,000	$118,049,000
Net income	16,629,000	4,453,000

Forth Dimension Displays

On January 10, 2011, the Company purchased all of the outstanding common stock of Forth Dimension Displays Ltd. (FDD) for approximately $11.0 million plus contingent consideration. In addition to the approximate $11.0 million cash paid there is up to an additional $7.0 million the Company may have to pay the former shareholders of FDD depending upon the revenue FDD achieves in 2011. As a result of

KOPIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

this transaction the Company owns 100% of the outstanding equity of FDD. The purchase price allocation is in process which will likely result in the recording of goodwill. Commencing in the first quarter of 2011 the Company will consolidate the financial results of FDD as part of its financial statements. Accounting standards for business combinations require that an acquiring entity measures and recognizes identifiable assets acquired and liabilities assumed at the acquisition date fair value of the acquired company with limited exceptions. The Company has not yet completed it evaluation of the fair market value of the identifiable assets acquired and liabilities assumed.

5.    Financial Instruments

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

The following table details the fair value measurements within the fair value hierarchy of the Company’s financial assets:

		Fair Value Measurement at December 25, 2010 Using:
	Total	Level 1	Level 2	Level 3
Money Markets and Cash Equivalents	$49,834,547	$49,834,547	$—	$—
U.S. Government Securities	24,194,630	9,806,380	14,388,250	—
Corporate Debt	23,212,833	—	23,212,833	—
Certificates of Deposit	13,705,380	—	13,705,380	—
Advanced Wireless Semiconductor Company	4,001,937	4,001,937	—	—

	$114,949,327	$63,642,864	$51,306,463	$—

		Fair Value Measurement at December 26, 2009 Using:
	Total	Level 1	Level 2	Level 3
Money Markets and Cash Equivalents	$54,832,744	$54,832,744	$—	$—
U.S. Government Securities	29,789,904	29,789,904	—	—
Corporate Debt	29,923,853	2,434,824	27,489,029	—
Micrel, Inc.	1,640,678	1,640,678	—	—
Advanced Wireless Semiconductor Company	5,122,133	5,122,133	—	—

	$121,309,312	$93,820,283	$27,489,029	$—

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

KOPIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Marketable Debt Securities

Investments in available-for-sale marketable debt securities are as follows at December 25, 2010 and December 26, 2009:

	Amortized Cost		Unrealized Gains		Unrealized Losses		Fair Value
	2010	2009	2010	2009	2010	2009	2010	2009
U.S. government and agency backed securities	$23,899,218	$29,601,836	$295,412	$188,068	$—	$—	$24,194,630	$29,789,904
Corporate debt and certificates of deposits	36,949,546	30,468,790	—	—	(31,333)	(544,937)	36,918,213	29,923,853

Total	$60,848,764	$60,070,626	$295,412	$188,068	$(31,333)	$(544,937)	$61,112,843	$59,713,757

The contractual maturity of the Company’s marketable debt securities is as follows at December 25, 2010:

	Less than One year	One to Five years	Greater than Five years	Total
U.S. government and agency backed securities	$5,303,160	$18,891,470	$—	$24,194,630
Corporate debt and certificates of deposits	16,594,155	15,120,808	5,203,250	36,918,213

Total	$21,897,315	$34,012,278	$5,203,250	$61,112,843

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

6.    Stockholders’ Equity and Stock-Based Compensation

In December 2008, the Company’s Board of Directors authorized the repurchase of up to $15 million of the Company’s common stock in open market or negotiated transactions through December 2010. In 2010 the Company purchased 2,133,726 shares of its common stock for $6,728,507. In December 2010 the Company’s Board of Directors authorized the repurchase of up to $15 million of the Company’s common stock in open market or negotiated transactions through December 2012.

The Company has stock-based awards outstanding under several plans. The Company’s 1992 Stock Option Plan, which expired on December 31, 2001, permitted the granting of stock options and authorized 15,000,000 shares of common stock (including shares issued upon exercise of options granted pursuant to the Company’s

KOPIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1985 Stock Option Plan). In 2001, the Company adopted a 2001 Equity Incentive Plan (the Equity Plan) and a 2001 Supplemental Equity Plan (the Supplemental Plan). The Equity Plan authorized 7,100,000 shares of common stock, which may be issued to employees, non-employees, and members of the Board of Directors (the Board). The Supplemental Plan authorized 1,300,000 shares of common stock, which may be issued to employees and certain non-employees and only permits the issuance of nonqualified stock options and restricted common stock awards. In 2010 the Company adopted a 2010 Equity Incentive Plan (the 2010 Equity Plan) which authorized the issuance of shares of common stock to employees, non-employees, and the Board. The number of shares authorized was 1,400,000 plus the number of shares of common stock which were available for grant under the Equity Plan, the number of shares of common stock which were the subject of awards outstanding under the Equity Plan and are forfeited, terminated, cancelled or expire after the adoption of the 2010 Equity Plan and the number of shares of common stock delivered to the Company either in exercise of a Equity Plan award or in satisfaction of a tax withholding obligation. The option price of statutory incentive stock options shall not be less than 100% of the fair market value of the stock at the date of grant, or in the case of certain statutory incentive stock options, at 110% of the fair market value at the time of the grant. The option price of nonqualified stock options is determined by the Board or Compensation Committee. Options must be exercised within a ten-year period or sooner if so specified within the option agreement. The term and vesting period for restricted stock awards and options granted under the 2010 Equity Plan are determined by the Board’s compensation committee.

The Company has available approximately 1.8 million shares of common stock available for issuance under the Company’s 2010 Equity Plan in excess of shares of common stock which have already been reserved for under previously issued equity awards.

Stock Options

A summary of stock option activity under the stock award plans as of December 25, 2010 and changes during the twelve month period is as follows:

	2010
	Shares	Weighted Average Exercise Price
Balance, beginning of year	4,337,902	$10.90
Options granted	—	—
Options forfeited/cancelled	(1,428,976)	19.98
Options exercised	(9,665)	3.75

Balance, end of year	2,899,261	$6.45

Exercisable, end of year	2,899,261

KOPIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about stock options outstanding and exercisable at December 25, 2010:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.01—$ 3.55	132,500	4.98	$3.42	132,500	$3.42
$ 3.75—$ 4.97	1,126,480	2.60	4.45	1,126,480	4.45
$ 5.00—$ 9.95	1,099,837	2.18	5.99	1,099,837	5.99
$10.00—$13.00	440,100	1.91	11.67	440,100	11.67
$14.31—$44.88	100,344	1.00	14.87	100,344	14.87

	2,899,261	2.39	$6.45	2,899,261	$6.45

Aggregate intrinsic value on December 25, 2010	$240,919			$240,919

No stock options were issued in 2010, 2009 or 2008. The intrinsic value of options exercised in 2010, 2009 and 2008 was approximately $41,000, $81,000 and $7,000, respectively. In June 2010 the Company issued a warrant to purchase 200,000 shares of the Company’s stock at $3.49. The warrant vests ratable over a two year period and as of December 25, 2010 50,000 shares had vested. The intrinsic value of the warrant at December 25, 2010 was approximately $160,000.

Cash received from option exercises under all share-based payment arrangements was approximately $0.1 million and $0.1 million for fiscal years 2010 and 2009, respectively. No tax benefits were realized during the three year period ended 2010 due to the existence of tax net operating loss carryforwards.

NonVested Restricted Common Stock

The Company has issued shares of nonvested restricted common stock to certain employees. Each award requires the employee to fulfill certain obligations, including remaining employed by the Company for one, two or four years (the vesting period) and in certain cases also meeting performance criteria. A summary of the activity for nonvested restricted common stock awards as of December 25, 2010 and changes during the twelve months then ended is presented below:

	Shares	Weighted Average Grant Fair Value
Balance December 26, 2009	2,111,166	$3.27
Granted	541,601	4.49
Forfeited	(199,322)	2.08
Vested	(419,838)	2.86

Balance, December 25, 2010	2,033,607	$3.79

The forfeitures in 2010 were primarily due to fact that the performance criteria were not met related to these awards.

KOPIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-Based Compensation

The following table summarizes stock-based compensation expense related to employee stock options and nonvested restricted common stock awards for the fiscal years 2010, 2009 and 2008 (no tax benefits were recognized):

	2010	2009	2008
Cost of product revenues	$590,950	$475,461	$715,056
Research and development	428,123	231,890	441,080
Selling, general and administrative	1,564,655	1,176,989	1,584,713

Total	$2,583,728	$1,884,340	$2,740,849

Total unrecognized compensation expense for the nonvested restricted common stock as of December 25, 2010 totals $4,683,000 and is expected to be recognized over a period of 3 years.

7.    Concentrations of Risk

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

	Percent of Gross Accounts Receivable
Customer	2010	2009
Skyworks Solutions, Inc.	24%	13%
Advanced Wireless Semiconductor Co.	14	15
DRS Technologies	11	13
Raytheon Company	11	14

Sales to significant non-affiliated customers, for fiscal years 2010, 2009 and 2008, as a percentage of total revenues is shown in the table below. Note the caption “Military Customers in Total” in the table below includes Raytheon and DRS Technologies but excludes research and development contracts. (The symbol “*” indicates that sales to that customer were less than 10% of the Company’s total revenues.)

	Sales as a Percent of Total Revenue
	Fiscal Year
Customer	2010	2009	2008
Skyworks Solutions, Inc.	25%	20%	20%
Advanced Wireless Semiconductor Company	12	8	9
DRS Technologies	*	19	19
Raytheon Company	18	14	*
Military Customers in Total	33	45	32
United States Government Funded Research and Development Contracts	3	6	6

KOPIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

8.    Income Taxes

The provision (benefit) for income taxes consists of the following for the fiscal years indicated:

	Fiscal Year
	2010	2009	2008
Current
Federal	$141,000	$251,000	$181,000
State	231,000	468,000	158,000
Foreign	(120,000)	(29,000)	453,000

Total current provision	252,000	690,000	792,000
Deferred
Federal	10,253,000	6,532,000	736,000
State	513,000	1,414,000	1,627,000
Foreign	(700,000)	(100,000)	364,000
Change in valuation allowance	(10,066,000)	(7,846,000)	(2,727,000)

Total deferred provision	—	—	—

Total provision for income taxes	$252,000	$690,000	$792,000

Net operating losses utilized in 2010, 2009 and 2008 to offset federal and state taxes were $2,743,000, $6,923,000 and $3,527,000, respectively.

The actual income tax provision (benefit) reported from operations are different than those which would have been computed by applying the federal statutory tax rate to loss before income tax benefit. A reconciliation of income tax benefit as computed at the U.S. federal statutory income tax rate to the provision for income tax benefit is as follows:

	Fiscal Year
	2010	2009	2008
Tax provision at federal statutory rates	$3,212,000	$6,817,000	$1,127,000
State tax liability	150,000	1,718,000	1,730,000
Foreign deferred	(203,000)	10,000	(228,000)
Nondeductible expenses	(35,000)	(40,000)	56,000
Utilized/expired net state operating loss carryforwards	(28,000)	(134,000)	(862,000)
Provision to tax return adjustments and state tax rate change	544,000	(1,432,000)	1,039,000
Tax credits	(312,000)	(636,000)	(348,000)
Non-deductible equity compensation	2,630,000	3,882,000	1,272,000
Other, net	(47,000)	(1,649,000)	(267,000)
Change in valuation allowance	(5,659,000)	(7,846,000)	(2,727,000)

	$252,000	$690,000	$792,000

KOPIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pretax foreign earnings (losses) were approximately $237,000, ($401,000) and $3,669,000 for fiscal years 2010, 2009 and 2008, respectively. The Company has not received any remittance of any earnings from its foreign operations nor does it intend to in the foreseeable future. Accordingly, U.S. income taxes were not provided for approximately $10.0 million of undistributed earnings of the Company’s Korean subsidiary and $1.3 million of undistributed earnings of the Company’s Taiwan subsidiary.

Deferred taxes are provided to recognize the effect of temporary differences between tax and financial reporting. Deferred income tax assets and liabilities consist of the following:

	Fiscal Year
	2010	2009
Deferred tax assets:
Federal net operating loss carryforwards	$6,137,000	$10,212,000
State net operating loss carryforwards	—	28,000
Foreign net operating loss carryforwards	4,080,000	—
Equity awards	2,491,000	4,025,000
Tax credits	4,576,000	4,176,000
Equipment	5,300,000	4,034,000
Investments	3,818,000	9,271,000
Other	4,342,000	4,658,000

Net deferred tax assets	30,744,000	36,404,000
Valuation allowance	(30,744,000)	(36,404,000)

	$—	$—

As of December 25, 2010, the Company has available for tax purposes federal net operating loss carryforwards (NOLs) of $17.5 million expiring through 2020. The Company has recognized a full valuation allowance on its net deferred tax assets as the Company has concluded that such assets are not more likely than not to be realized. The change in valuation allowance during fiscal year 2010 was due to a net decrease in deferred tax assets of approximately $2.5 million and utilization of net operating losses of $3.1 million. During 2010 the Company finalized its consideration of the tax attributes associated with the acquisition of KTC. As a result the Company recorded $4.4 million of deferred tax assets and a corresponding valuation allowance.

The Company has not historically recorded, nor does it intend to record the tax benefits from stock awards until realized. Unrecorded benefits from stock awards approximated $13.0 million at December 25, 2010.

The Company’s Income Tax returns have not been examined by the Internal Revenue Service (the IRS) and are subject to examination for all years since 1994. State income tax returns are generally subject to examination for a period of 3 to 5 years after filing of the respective return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states.

International jurisdictions have statutes of limitations generally ranging from 3 to 7 years after filing of the respective return. Years still open to examination by tax authorities in major jurisdictions include Korea (2005 onward), Japan (2005 onward), Hong Kong (2007 onward) and Taiwan (2009 onward, as their government has concluded audits through 2007). The Company is not currently under examination in these jurisdictions.

KOPIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.    Accrued Warranty

The Company warrants its products against defect for 12 months. A provision for estimated future costs and estimated returns for credit relating to warranty is recorded in the period when product is shipped and revenue recognized, and is updated as additional information becomes available. The Company’s estimate of future costs to satisfy warranty obligations is based primarily on historical warranty expense experienced and a provision for potential future product failures. Changes in the accrued warranty for fiscal years 2010 and 2009 are as follows:

	Fiscal Year Ended
	December 25, 2010	December 26, 2009
Beginning Balance	$1,600,000	$1,250,000
Additions	757,000	1,530,000
Claim and reversals	(1,057,000)	(1,180,000)

Ending Balance	$1,300,000	$1,600,000

10.    Employee Benefit Plan

The Company has an employee benefit plan pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended. The plan allows employees to defer an amount of their annual compensation up to a current maximum of $15,500 if they are under the age of 50 and $22,000 if they are over the age of 50. The Company matches 50% of all deferred compensation up to a maximum of 3% of each employee’s annual compensation. The amount charged to operations in connection with this plan was approximately $238,000, $200,000 and $192,000 in fiscal years 2010, 2009 and 2008, respectively.

11.    Commitments and Contingencies

Leases

The Company leases facilities located in Taunton and Westborough, Massachusetts, and Scotts Valley, California, under non-cancelable operating leases. The Taunton leases expire in 2012 and 2020. The Westborough lease expires in 2012. The Scotts Valley lease terminates in 2012. Substantially all real estate taxes, insurance and maintenance expenses under these leases are the Company’s obligations and are expensed as incurred and were immaterial. The following is a schedule of minimum rental commitments under non-cancelable operating leases at December 25, 2010:

Fiscal Year ending,	Amount
2011	1,520,000
2012	892,000
2013	461,000
2014	461,000
2015	533,000
Thereafter	2,466,000

Total minimum lease payments	$6,333,000

Amounts incurred under operating leases are recorded as rent expense on a straight line basis and aggregated approximately $1.6 million in fiscal year 2010 and approximately $1.5 million in each of the fiscal years 2009 and 2008.

KOPIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Agreements

The Company has entered into various license agreements which require payment of royalties based upon a set percentage of product sales, subject in some cases, to certain minimum amounts. Total royalty expense approximated $27,000, $20,000 and $20,000, respectively, in fiscal years 2010, 2009 and 2008.

The Company has a purchase and supply agreement with a significant HBT customer that expires in July 2012, excluding a last time buy option contained in the agreement. Under the terms of this agreement, the Company agreed to maintain capacity levels for manufacturing HBT wafers and the Company committed to a pricing schedule under certain circumstances. The agreement also requires the Company to give prior notice if the Company exits its HBT product line. In consideration for this agreement the customer agreed to source a certain percentage of its HBT wafer needs from the Company subject to the customer’s right to source HBT wafers from other sources if the Company is unable to meet their requirements under certain circumstances. The Company agreed that failure to meet its supply obligations under the agreement would allow the Company’s customer to obtain court ordered specific performance and if the Company does not perform it could then be liable for monetary damages up to a maximum of $40.0 million. To date the Company has met its commitments under this agreement.

Included in Billings in excess of revenue earned is $2.3 million which was received in 2008 from a state grant. Amounts from this grant are earned by achieving certain employment levels and other conditions through 2017. In the event the Company does not achieve these employment levels some or all of the $2.3 million will be refunded.

12.    Litigation

On August 14, 2009, a complaint was filed against us and certain of our officers and directors in the Massachusetts Superior Court in Bristol County asserting breach of fiduciary duties in connection with the issuance of our proxy statements. The court dismissed the matter on December 24, 2010.

We may engage in legal proceedings arising in the ordinary course of business. Claims, suits, investigations and proceedings are inherently uncertain and it is not possible to predict the ultimate outcome of such matters and our business, financial condition, results of operations or cash flows could be affected in any particular period.

13.    Segments and Geographical Information

The Company’s chief operating decision maker is its Chief Executive Officer. The Company’s chief operating decision maker evaluates the operating results of the Company’s reportable segments based on revenues and net income (loss).

KOPIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Effective as of July 31, 2009, when the Company obtained a controlling interest in KTC, KTC is now a reportable segment. The Company has three operating and reportable segments: i) Kopin US, which includes the operations in the United States and the Company’s equity method investments, ii) Kowon and iii) KTC (commencing in 2009). The following table presents the Company’s reportable segment results for the years ended 2010, 2009 and 2008:

	Kopin U.S.	Kowon	KTC	Adjustments	Total
2010
Revenues	$117,476,000	$11,603,000	$8,766,000	$(17,459,000)	$120,386,000
Net income (loss) attributable to the controlling interest	8,577,000	(112,000)	433,000	36,000	8,934,000
Total assets	174,973,000	19,992,000	19,652,000	(22,521,000)	192,096,000
Long lived assets	15,945,000	2,950,000	13,723,000	(4,000)	32,614,000

2009
Revenues	$113,183,000	$8,644,000	$3,346,000	$(10,518,000)	$114,655,000
Net income (loss) attributable to the controlling interest	19,642,000	(1,095,000)	723,000	173,000	19,443,000
Total assets	168,603,000	19,316,000	9,691,000	(14,386,000)	183,224,000
Long lived assets	13,906,000	2,969,000	3,882,000	(4,000)	20,753,000

2008
Revenues	$109,236,000	$20,570,000	$—	$(15,000,000)	$114,806,000
Net income (loss) attributable to the controlling interest	55,000	3,214,000	—	(683,000)	2,586,000
Total assets	147,276,000	19,213,000	—	(6,812,000)	159,677,000
Long lived assets	16,523,000	2,841,000	—	(4,000)	19,360,000

The adjustments to reconcile to the consolidated financial statement total revenue, net (loss) income and total assets include the elimination of intercompany sales and intercompany receivables and the recording of the noncontrolling interest in Kowon and KTC.

Geographical revenue information for the three years ended December 25, 2010, December 26, 2009 and December 27, 2008 was based on the location of the customers and is as follows:

	Fiscal Year
	2010		2009		2008
	Revenue	% of Total	Revenue	% of Total	Revenue	% of Total
Asia-Pacific	$27,977,000	23%	$19,822,000	17%	$33,584,000	29%
Americas	92,409,000	77%	94,833,000	83%	81,222,000	71%

	$120,386,000	100%	$114,655,000	100%	$114,806,000	100%

Revenues by product group consisted of approximately the following:

	Fiscal Year
	2010	2009	2008
III-V	$62,244,000	$46,452,000	$47,011,000
Display	58,142,000	68,203,000	67,795,000

Total revenues	$120,386,000	$114,655,000	$114,806,000

KOPIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Long-lived assets by geographic area are as follows:

	Fiscal Years
	2010	2009
United States of America	$15,944,000	$13,906,000
Republic of Korea	2,947,000	2,965,000
Taiwan, ROC	13,723,000	3,882,000

	$32,614,000	$20,753,000

14.    Selected Quarterly Financial Information (Unaudited)

The following tables present Kopin’s quarterly operating results for the fiscal years ended December 25, 2010 and December 26, 2009. The information for each of these quarters is unaudited and has been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, all necessary adjustments, consisting only of normal recurring adjustments, have been included to present fairly the unaudited consolidated quarterly results when read in conjunction with Kopin’s audited consolidated financial statements and related notes. These operating results are not necessarily indicative of the results of any future period.

Quarterly Periods During Fiscal Year Ended December 25, 2010:

	Three months ended March 27 2010	Three months ended June 26 2010	Three months ended September 25 2010	Three months ended December 25, 2010 (3)
	(In thousands, except per share data)
Revenue	$25,454	$30,189	$31,602	$33,140
Gross profit (2)	6,338	7,275	10,054	11,731
Net income attributable to the controlling interest	$1,037	$1,861	$1,361	$4,676
Net income per share (1):
Basic	$0.02	$0.03	$0.02	$0.07
Diluted	$0.02	$0.03	$0.02	$0.07
Shares used in computing net income per share:
Basic	66,588	66,626	66,115	64,751
Diluted	67,311	67,357	66,779	65,399

(1)	Net income per share is computed independently for each of the quarters presented; accordingly, the sum of the quarterly net income per share may not equal the total computed for the year.
(2)	Gross profit is defined as net product revenue less cost of product revenues.
(3)	The net income attributable to the controlling interest for the fourth quarter of fiscal year 2010 was impacted by cash gains of $1.4 million related to reimbursements of insurance claims.

KOPIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Quarterly Periods During Fiscal Year Ended December 26, 2009:

	Three months ended March 28 2009	Three months ended June 27 2009	Three months ended September 26 2009 (3)	Three months ended December 26, 2009
	(In thousands, except per share data)
Revenue	$21,476	$28,229	$31,979	$32,971
Gross profit (2)	5,977	6,719	9,986	9,454
Net income attributable to the controlling interest (4)	$1,916	$3,681	$8,514	$5,333
Net income per share (1):
Basic	$0.03	$0.06	$0.13	$0.07
Diluted	$0.03	$0.05	$0.13	$0.07
Shares used in computing net income per share:
Basic	68,153	66,704	66,214	66,328
Diluted	68,525	67,550	67,029	67,129

(1)	Net income (loss) per share is computed independently for each of the quarters presented; accordingly, the sum of the quarterly net income per share may not equal the total computed for the year.
(2)	Gross profit is defined as net product revenue less cost of product revenues.
(3)	The net income attributable to the controlling interest for the third quarter of fiscal year 2009 was impacted by non cash gains of $2.9 million related to the acquisition of equity interests of KTC.
(4)	The net income attributable to the controlling interest for the first, second, third and fourth quarters was impacted by gains on the sale of patents of $2.6 million, $1.5 million, $2.1 million, and $0.1 million respectively.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 10, 2011

KOPIN CORPORATION

By:	/s/ JOHN C.C. FAN
John C.C. Fan Chairman of the Board, Chief Executive Officer, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN C.C. FAN John C.C. Fan	Chairman of the Board, Chief Executive Officer, President and Director (Principal Executive Officer)	March 10, 2011

/s/ JAMES BREWINGTON James Brewington	Director	March 10, 2011

/s/ DAVID E. BROOK David E. Brook	Director	March 10, 2011

/s/ MORTON COLLINS Morton Collins	Director	March 10, 2011

/s/ ANDREW H. CHAPMAN Andrew H. Chapman	Director	March 10, 2011

/s/ CHI CHIA HSIEH Chi Chia Hsieh	Director	March 10, 2011

/s/ MICHAEL J. LANDINE Michael J. Landine	Director	March 10, 2011

/s/ RICHARD A. SNEIDER Richard A. Sneider	Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)	March 10, 2011

KOPIN CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Fiscal Years Ended December 25, 2010, December 26, 2009 and December 27, 2008

Description	Balance at Beginning of Year	Additions Charged to Income	Deductions from Reserve	Balance at End of Year
Reserve deducted from assets—allowance for doubtful accounts:
2008	$708,000	$668,000	$(205,000)	$1,171,000
2009	1,171,000	114,000	(702,000)	583,000
2010	583,000	156,000	(2,000)	737,000

INDEX TO EXHIBITS

Exhibits		Sequential page number
3.1	Amended and Restated Certificate of Incorporation	(2)

3.2	Amendment to Certificate of Incorporation	(5)

3.3	Amendment to Certificate of Incorporation	(5)

3.4	Fourth Amended and Restated By-laws	(8)

4	Specimen Certificate of Common Stock	(1)

10.1	Form of Employee Agreement with Respect to Inventions and Proprietary Information	(1)

10.2	Amended and Restated 1992 Stock Option Plan	(2	)*

10.3	1992 Stock Option Plan Amendment	(5	)*

10.4	1992 Stock Option Plan Amendment	(6	)*

10.5	Kopin Corporation 2001 Equity Incentive Plan	(7	)*

10.6	Kopin Corporation 2001 Equity Incentive Plan Amendment	(9	)*

10.7	Kopin Corporation 2001 Equity Incentive Plan Amendment	(10	)*

10.8	Kopin Corporation 2001 Equity Incentive Plan Amendment	(11	)*

10.9	Kopin Corporation 2001 Equity Incentive Plan Amendment	(13	)*

10.10	Kopin Corporation 2001 Supplemental Equity Incentive Plan	(6	)*

10.11	Form of Key Employee Stock Purchase Agreement	(1	)*

10.12	License Agreement by and between the Company and Massachusetts Institute of Technology dated April 22, 1985, as amended	(1)

10.13	Facility Lease, by and between the Company and Massachusetts Technology Park Corporation, dated October 15, 1993	(3)

10.14	Joint Venture Agreement, by and among the Company, Kowon Technology Co., Ltd., and Korean Investors, dated as of March 3, 1998	(4)

10.15	Seventh Amended and Restated Employment Agreement between the Company and Dr. John C.C. Fan, dated as of December 8, 2010

10.16	Kopin Corporation Form of Stock Option Agreement under 2001 Equity Incentive Plan	(12	)*

10.17	Kopin Corporation 2001 Equity Incentive Plan Form of Restricted Stock Purchase Agreement	(12	)*

10.18	Kopin Corporation Fiscal Year 2011 Incentive Bonus Plan	*

10.19	Kopin Corporation Stock Purchase Agreement of 19,572,468 shares of Kopin Taiwan Corporation, (KTC) common stock	(14)

10.20	Kopin Corporation 2010 Equity Incentive Plan	(15)

21.1	Subsidiaries of Kopin Corporation

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan required to be filed as an Exhibit to this Form 10-K.
(1)	Filed as an exhibit to Registration Statement on Form S-1, File No. 33-45853, and incorporated herein by reference.
(2)	Filed as an exhibit to Registration Statement on Form S-1, File No. 33-57450, and incorporated herein by reference.
(3)	Filed as an exhibit to Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference.
(4)	Filed as an exhibit to Annual Report on Form 10-Q for the quarterly period ended June 27, 1998 and incorporated herein by reference.
(5)	Filed as an exhibit to Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2000 and incorporated herein by reference.
(6)	Filed as an exhibit to Registration Statement on Form S-8, filed on November 13, 2001 and incorporated herein by reference.
(7)	Filed as an appendix to Proxy Statement filed on April 20, 2001 and incorporated herein by reference.
(8)	Filed as an exhibit to Current Report on Form 8-K filed on December 12, 2008 and incorporated herein by reference.
(9)	Filed as an exhibit to Registration Statement on Form S-8 filed on August 16, 2002 and incorporated herein by reference.
(10)	Filed as an exhibit to Registration Statement on Form S-8 filed on March 15, 2004 and incorporated herein by reference.
(11)	Filed as an exhibit to Registration Statement on Form S-8 filed on May 10, 2004 and incorporated herein by reference.
(12)	Filed as an exhibit to Annual Report on Form 10-K for the fiscal year ended December 25, 2004 and incorporated herein by reference.
(13)	Filed as an exhibit to Registration Statement on Form S-8 filed on April 15, 2008 and incorporated herein by reference.
(14)	Filed as an exhibit to Annual Report on Form 10-K for the fiscal year ended December 26, 2009 and incorporated by reference herein.
(15)	Filed with the Corporation’s Definitive Proxy Statement on Schedule 14 filed as of March 17, 2010 and incorporated by reference herein.