Form 10-Q
period 2011-03-26
KOPIN CORP
filed 2011-05-05
CIK 771266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 26, 2011

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 29, 2011
Common Stock, par value $.01	64,562,400

Kopin Corporation

Part 1: FINANCIAL INFORMATION

Item 1:	Condensed Consolidated Financial Statements (Unaudited)

KOPIN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 26, 2011	December 25, 2010
ASSETS
Current assets:
Cash and equivalents	$37,993,639	$49,834,547
Marketable debt securities, at fair value	61,116,641	61,112,843
Accounts receivable, net of allowance of $406,000 and $737,000 in 2011 and 2010, respectively	12,986,011	14,539,664
Accounts receivable from unconsolidated affiliates	4,231,716	2,558,513
Unbilled receivables	1,561,690	391,171
Inventory	22,039,589	21,462,871
Prepaid taxes	732,971	664,320
Prepaid expenses and other current assets	1,085,513	2,060,833

Total current assets	141,747,770	152,624,762
Property, plant and equipment, net	34,428,709	32,613,961
Goodwill	5,734,544	—
Intangible assets	4,291,715	—
Other assets	7,404,305	6,857,675

Total assets	$193,607,043	$192,096,398

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,701,673	$11,317,865
Accrued payroll and expenses	2,565,397	2,741,004
Accrued warranty	1,371,490	1,300,000
Billings in excess of revenue earned	3,077,966	3,210,895
Other accrued liabilities	3,671,841	1,956,642

Total current liabilities	19,388,367	20,526,406
Asset retirement obligations	954,460	944,617
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $.01 per share: authorized, 3,000 shares; none issued	—	—
Common stock, par value $.01 per share: authorized, 120,000,000 shares; issued 75,492,168 shares in 2011 and 74,604,442 shares in 2010; outstanding 64,626,117 shares in 2011 and 64,775,234 shares in 2010	725,565	725,708
Additional paid-in capital	313,823,247	313,311,889
Treasury stock (7,930,405 and 7,795,605 shares in 2011 and 2010, respectively, at cost)	(27,148,468)	(26,580,823)
Accumulated other comprehensive income	6,633,564	5,985,345
Accumulated deficit	(125,540,493)	(127,606,200)

Total Kopin Corporation stockholders’ equity	168,493,415	165,835,919
Noncontrolling interest	4,770,801	4,789,456

Total stockholders’ equity	173,264,216	170,625,375

Total liabilities and stockholders’ equity	$193,607,043	$192,096,398

See notes to condensed consolidated financial statements

KOPIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 26, 2011	March 27, 2010
Revenues:
Net product revenues	$32,920,991	$23,876,360
Research and development revenues	2,013,501	1,577,625

	34,934,492	25,453,985
Expenses:
Cost of product revenues	21,946,612	17,537,947
Research and development	6,384,749	4,295,907
Selling, general and administration	4,445,146	3,642,534

	32,776,507	25,476,388

Income (loss) from operations	2,157,985	(22,403)
Other income and expense:
Interest income	263,692	429,609
Other (expense)/income, net	(33,557)	79,932
Foreign currency losses	(290,959)	(354,084)
Gain on sale of investments	—	686,250
Gain on sale of patents	155,658	159,797

	94,834	1,001,504

Income before (provision) benefit for income taxes, equity loss in unconsolidated affiliate and net loss of noncontrolling interest	2,252,819	979,101
Tax (provision) benefit	(98,000)	87,000

Income before equity loss in unconsolidated affiliate and net loss of noncontrolling interest	2,154,819	1,066,101
Equity loss in unconsolidated affiliate	(110,639)	(92,728)

Net income	2,044,180	973,373
Net loss attributable to the noncontrolling interest	21,527	63,618

Net income attributable to the controlling interest	2,065,707	1,036,991

Net income per share
Basic	$0.03	$0.02

Diluted	$0.03	$0.02

Weighted average number of common shares
Basic	64,736,842	66,587,941
Diluted	65,655,074	67,310,636

See notes to condensed consolidated financial statements

KOPIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended
	March 26, 2011	March 27, 2010
Net income	$2,044,180	$973,373
Foreign currency translation adjustments	344,865	677,997
Holding gain on marketable securities	323,187	1,746,910
Reclassifications of net gains to net income	(16,959)	(69,948)

Comprehensive income	$2,695,273	$3,328,332
Comprehensive income (loss) attributable to the noncontrolling interest	18,654	(73,849)

Comprehensive income attributable to the controlling interest	$2,713,927	$3,254,483

See notes to condensed consolidated financial statements

KOPIN CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-in	Treasury	Accumulated Other Comprehensive	Accumulated	Total Kopin Corporation Stockholders’	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Stock	Income(loss)	Deficit	Equity	interest	Equity
Balance December 25, 2010	72,570,835	$725,708	$313,311,889	$(26,580,823)	$5,985,345	$(127,606,200)	$165,835,919	$4,789,456	$170,625,375
Exercise of stock options	2,800	28	10,472	—	—	—	10,500	—	10,500
Vesting of restricted stock	2,625	26	(26)	—	—	—	—	—	—
Stock based compensation expense	—	—	559,133	—	—	—	559,133	—	559,133
Net unrealized holding gain on marketable securities	—	—	—	—	131,966	—	131,966	—	131,966
Foreign currency translation adjustments	—	—	—	—	341,991	—	341,991	2,872	344,863
Change in other-than-temporary impairment loss recorded in other comprehensive income	—	—	—	—	174,262	—	174,262	—	174,262
Restricted stock for tax withholding obligations	(19,742)	(197)	(58,221)	—	—	—	(58,418)	—	(58,418)
Treasury stock purchase	—	—	—	(567,645)	—	—	(567,645)	—	(567,645)
Net income	—	—	—	—	—	2,065,707	2,065,707	(21,527)	2,044,180

Balance March 26, 2011	72,556,518	$725,565	$313,823,247	$(27,148,468)	$6,633,564	$(125,540,493)	$168,493,415	$4,770,801	$173,264,216

See notes to condensed consolidated financial statements.

KOPIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 26, 2011	March 27, 2010
Cash flows from operating activities:
Net income	$2,044,180	$973,373
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,927,031	1,850,460
Accretion of discount on marketable debt securities	(28,240)	(19,630)
Stock-based compensation	559,133	503,884
Equity losses in unconsolidated affiliate	110,639	92,728
Foreign currency losses	290,959	354,084
Gain on sale of investments	—	(761,593)
Change in allowance for bad debt	(330,900)	—
Change in inventory reserves	384,533	553,503
Changes in assets and liabilities:
Accounts receivable	(579,635)	1,591,256
Inventory	75,026	(1,260,325)
Prepaid expenses and other current assets	1,165,219	(393,618)
Accounts payable, accrued expenses and other accrued liabilities	(4,985,822)	(1,155,193)
Billings in excess of revenue earned	(132,929)	229,476

Net cash provided by operating activities	499,194	2,558,405

Cash flows from investing activities:
Proceeds from sale and maturity of marketable debt securities	5,044,286	16,066,169
Purchase of marketable debt securities	(5,195,053)	(15,011,162)
Proceeds from sale of investment	—	2,151,142
Investment in Forth Dimension Displays, net of cash acquired	(9,999,395)	—
Other assets	(394,313)	25,331
Capital expenditures	(1,182,116)	(828,725)

Net cash (used in) provided by investing activities	(11,726,591)	2,402,755

Cash flows from financing activities:
Treasury stock purchases	(567,645)	—
Proceeds from exercise of stock options	10,500	29,494
Settlements of restricted stock for tax withholding obligations	(58,418)	(103,433)

Net cash used in financing activities	(615,563)	(73,939)

Effect of exchange rate changes on cash	2,052	149,536

Net (decrease) increase in cash and equivalents	(11,840,908)	5,036,757

Cash and equivalents:
Beginning of period	49,834,547	54,832,744

End of period	$37,993,639	$59,869,501

Supplemental disclosure of cash flow information:
Income taxes paid	$122,000	$200,000

Supplemental schedule of noncash investing activities:
Construction in progress included in accrued expenses	$1,019,000	$155,000

See notes to condensed consolidated financial statements

KOPIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of Kopin Corporation, its wholly owned subsidiaries, Kowon Technology Co., Ltd. (Kowon), a majority owned (78%) subsidiary located in Korea and Kopin Taiwan Corporation (KTC), a majority owned (87%) subsidiary located in Taiwan (collectively the “Company”). Amounts of Kowon and KTC not attributable to the Company are referred to as noncontrolling interests. All intercompany transactions and balances have been eliminated. The condensed consolidated financial statements for the three months ended March 26, 2011 and March 27, 2010 are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. These condensed consolidated financial statements should be read in conjunction with the Company’s financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 25, 2010.

The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for any other interim period or for a full fiscal year.

2. CASH AND EQUIVALENTS AND MARKETABLE SECURITIES

The Company considers all highly liquid, short-term debt instruments with original maturities of three months or less to be cash equivalents.

Marketable debt securities consist primarily of commercial paper, medium-term corporate notes, and United States government and agency backed securities. The Company classifies these marketable debt securities as available-for-sale in “Marketable Debt Securities”. The investment in Advanced Wireless Semiconductor Company (AWSC) is included in “Other Assets” as available-for-sale and recorded at fair value. The Company records the amortization of premium and accretion of discounts on marketable debt securities in the results of operations.

The Company uses the specific identification method as a basis for determining cost and calculating realized gains and losses. The gross gains and losses realized related to sales and maturities of marketable debt securities were not material during the three months ended March 26, 2011 and the year ended December 25, 2010.

Investments in available-for-sale marketable debt securities are as follows at March 26, 2011 and December 25, 2010:

	Amortized Cost		Unrealized Gains		Unrealized Losses		Fair Value
	2011	2010	2011	2010	2011	2010	2011	2010
U.S. government and agency backed securities	$22,537,892	$23,899,218	$223,912	$295,412	$—	$—	$22,761,804	$24,194,630
Corporate debt and certificates of deposit	38,418,293	36,949,546	13,453	—	(76,909)	(31,333)	38,354,837	36,918,213

Total	$60,956,185	$60,848,764	$237,365	$295,412	$(76,909)	$(31,333)	$61,116,641	$61,112,843

The contractual maturity of the Company’s marketable debt securities is as follows at March 26, 2011:

	Less than One year	One to Five years	Greater than Five years	Total
U.S. government and agency backed securities	$5,303,634	$17,458,170	$—	$22,761,804
Corporate debt and certificates of deposit	19,515,470	13,545,867	5,293,500	38,354,837

Total	$24,819,104	$31,004,037	$5,293,500	$61,116,641

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

The Company further estimates the amount of OTTI resulting from a decline in the credit worthiness of the issuer (credit-related OTTI) and the amount of non credit-related OTTI. Noncredit-related OTTI can be caused by such factors as market illiquidity. Credit-related OTTI is recognized in earnings while noncredit-related OTTI on securities not expected to be sold is recognized in other comprehensive income (OCI). The Company did not record an OTTI for the three month periods ended March 26, 2011 and March 27, 2010.

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

		Fair Value Measurement at March 26, 2011 Using:
		Level 1	Level 2	Level 3
Money Markets and Cash Equivalents	$37,993,639	$37,993,639	$—	$—
U.S. Government Securities	22,761,804	22,761,804	—	—
Corporate Debt	23,663,664	—	23,663,664	—
Certificates of Deposit	14,691,173	—	14,691,173	—
Advanced Wireless Semiconductor Company	4,266,347	4,266,347	—	—

	$103,376,627	$65,021,790	$38,354,837	$—

		Fair Value Measurement at December 25, 2010 Using:
		Level 1	Level 2	Level 3
Money Markets and Cash Equivalents	$49,834,547	$49,834,547	$—	$—
U.S. Government Securities	24,194,630	9,806,380	14,388,250	—
Corporate Debt	23,212,833	—	23,212,833	—
Certificates of Deposit	13,705,380	—	13,705,380	—
Advanced Wireless Semiconductor Company	4,001,937	4,001,937	—	—

	$114,949,327	$63,642,864	$51,306,463	$—

4. INVENTORY

Inventory is stated at the lower of cost (determined on the first-in, first-out or specific identification method) or market and consists of the following at March 26, 2011 and December 25, 2010:

	March 27, 2010	December 25, 2010
Raw materials	$11,726,951	$10,775,935
Work-in-process	3,938,307	4,159,064
Finished goods	6,374,331	6,527,872

	$22,039,589	$21,462,871

Inventory on consignment at customer locations was $3.0 million and $4.4 million at March 26, 2011 and December 25, 2010, respectively.

5. NET INCOME PER SHARE

Basic net income per share is computed using the weighted average number of shares of common stock outstanding during the period less any nonvested restricted shares. Diluted earnings per common share is calculated using weighted average shares outstanding and contingently issuable shares, less weighted average shares reacquired during the period. The net outstanding shares are adjusted for the dilutive effect of shares issuable upon the assumed conversion of the Company’s common stock equivalents, which consist of outstanding stock options and unvested restricted stock awards.

Weighted average common shares outstanding used to calculate earnings per share are as follows:

	Three Months Ended
	March 26, 2011	March 27, 2010
Weighted average common shares outstanding—basic	64,736,842	66,587,941
Stock options and nonvested restricted common stock	918,232	722,695

Weighted average common shares outstanding—diluted	65,655,074	67,310,636

The following were not included in weighted average common shares outstanding-diluted because they are anti-dilutive or performance conditions have not been met at the end of the period.

	March 26, 2011	March 27, 2010
Nonvested restricted common stock	552,793	432,689
Stock options	2,515,984	3,910,973

Total	3,068,777	4,343,662

6. STOCK-BASED COMPENSATION

The fair value of stock option awards is estimated on the date of grant using the Black-Scholes-Merton option-pricing model. There were no stock options granted in fiscal years 2011 and 2010. The fair value of nonvested restricted common stock awards is generally the market value of the Company’s equity shares on the date of grant. The nonvested common stock awards require the employee to fulfill certain obligations, including remaining employed by the Company for one, two or four years (the vesting period) and in certain cases meeting performance criteria. The performance criteria primarily consist of the achievement of the Company’s annual incentive plan goals. For nonvested restricted common stock awards which solely require the recipient to remain employed with the Company, the stock compensation expense is amortized over the anticipated service period. For nonvested restricted common stock awards which require the achievement of performance criteria, the Company reviews the probability of achieving the performance goals on a periodic basis. If the Company determines that it is probable that the performance criteria will be achieved, the amount of compensation cost derived for the performance goal is amortized over the service period. If the performance criteria are not met, no compensation cost is recognized and any recognized compensation cost is reversed. The Company recognizes compensation costs on a straight-line basis over the requisite service period for time vested awards. For awards that vest based on performance conditions, the Company uses the accelerated model for graded vesting awards.

A summary of award activity under the stock option plans as of March 26, 2011 and changes during the three month period is as follows. All options were vested as of March 26, 2011.

	Three months ended March 26, 2011
	Shares	Weighted Average Exercise Price
Balance, December 25, 2010	2,899,261	$6.45
Options granted	—	—
Options forfeited/cancelled	(8,577)	5.84
Options exercised	(2,800)	3.75

Balance, March 26, 2011	2,887,884	$6.45

Exercisable, March 26, 2011	2,887,884

The following table summarizes information about stock options outstanding and exercisable at March 26, 2011:

	Options Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding and Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$ 0.01—$ 3.55	132,500	4.98	$3.42
$ 3.75—$ 4.97	1,119,705	2.60	4.45
$ 5.00—$ 9.95	1,095,235	2.19	5.99
$10.00—$13.00	440,100	1.91	11.67
$14.31—$44.88	100,344	1.00	14.87

	2,887,884	2.39	$6.45

Aggregate intrinsic value on March 26, 2011	$261,640

In June 2010 the Company issued a warrant to purchase 200,000 shares of the Company’s stock at $3.49. The warrant vests ratably over a two year period and as of March 26, 2011 75,000 shares had vested. The intrinsic value of the warrant at March 26, 2011 was approximately $172,000.

NonVested Restricted Common Stock

A summary of the activity for nonvested restricted common stock awards as of March 26, 2011 and changes during the three months then ended is presented below:

	Shares	Weighted Average Grant Fair Value
Balance December 25, 2010	2,033,607	$3.79
Granted	905,793	4.19
Forfeited	(1,125)	2.75
Vested	(2,625)	3.81

Balance March 26, 2011	2,935,650	$3.92

Stock-Based Compensation

The following table summarizes stock-based compensation expense within each of the categories below as it relates to employee stock options and nonvested restricted common stock awards for the three months ended March 26, 2011 and March 27, 2010 (no net tax benefits were recognized):

	Three Months Ended
	March 26, 2011	March 27, 2010
Cost of product revenues	$123,400	$118,485
Research and development	114,094	72,088
Selling, general and administrative	321,639	313,312

Total	$559,133	$503,885

The total unrecognized compensation cost related to nonvested restricted common stock awards is expected to be recognized over a weighted average period of 2 years. The total unrecognized compensation cost at March 26, 2011 is $6.4 million.

7. OTHER ASSETS AND AMOUNTS DUE TO / FROM AFFILIATES

Marketable Equity Securities

At March 26, 2011 the Company had an investment in AWSC, with a fair market value of $4.2 million and an adjusted cost basis of $0.7 million, as compared to a fair market value of $4.0 million and an adjusted cost basis of $0.7 million at December 25, 2010. One of the Company’s Directors is a director of AWSC and several directors and officers own amounts ranging from 0.1% to 0.5% of the outstanding stock of AWSC.

During the first quarter of 2010 the Company sold its investment in Micrel, Inc. and recorded a gain of $0.7 million.

Non-Marketable Securities—Equity Method Investment

In January 2011, KoBrite issued additional equity and the Company’s ownership percentage was reduced from approximately 19% to approximately 12%. At March 26, 2011 the carrying value of the investment was $2.6 million. The Company accounts for its interest in KoBrite using the equity method and for each of the three months ended March 26, 2011 and March 27, 2010 recorded equity losses in unconsolidated affiliates of $0.1 million. One of the Company’s Directors is also a member of the Board of Directors of Bright LED, one of the principle investors of KoBrite.

Summarized financial information for KoBrite for the three month periods ended December 25, 2010 and December 26, 2009 is as follows (KoBrite’s results are recorded one quarter in arrears):

	Three Months Ended
	March 26, 2011	March 27, 2010
Revenue	$991,000	$3,232,000
Gross margin	(521,000)	14,000
Loss from operations	(978,000)	(497,000)
Net loss	$(943,000)	$(477,000)

Amounts Due from and Due to Affiliates

Related party receivables from AWSC approximated $4.2 million and $2.6 million at March 26, 2011 and December 25, 2010, respectively.

In fiscal year 2008 the Company entered into an agreement wherein it agreed to sell certain of its patents that it was no longer using to a party who would attempt to sub-license the patents. Under the terms of the agreement the amount the Company would receive for the sale of the patents was a percentage of any license fees, after expenses, from the sublicense. In each of the three months ended March 26, 2011 and March 27, 2010 the Company recorded $0.2 million of license fees from the sale of these patents.

8. ACQUISITION OF FORTH DIMENSION DISPLAYS

On January 11, 2011, the Company purchased all of the outstanding common stock of Forth Dimension Displays Ltd. (FDD) for approximately $11.0 million plus contingent consideration. In addition to the $11.0 million cash paid there is up to an additional $7.0 million the Company may have to pay the former shareholders of FDD depending upon the revenue FDD achieves in 2011. Management has estimated that the fair market value of the contingent consideration is $1.3 million. The actual amount of contingent consideration could range from $0 to $7.0 million. As a result of this transaction the Company owns 100% of the outstanding stock of FDD. Accounting standards for business combinations require that an acquiring entity measures and recognizes identifiable assets acquired and liabilities assumed at the acquisition date fair value with limited exceptions. The Company has not yet completed its evaluation of the fair market value of the identifiable assets acquired and liabilities assumed including the value of FDD’s in process research and development. Final determination of the fair values may result in further adjustments to the values below. In addition, the purchase agreement required that FDD have a net working capital of $1.3 million at the acquisition date and any shortages or overages resulted in a dollar for dollar decrease or increase, respectively, in the purchase price. The final net working capital amount has not yet been agreed upon by the parties. The transaction costs of approximately $0.2 million for the acquisition of FDD were expensed as incurred and recorded as selling, general and administrative expenses. Additional information, which existed as of the acquisition date but was at that time unknown to the Company, may become known to the Company during the remainder of the measurement period, a period not to exceed 12 months from the acquisition date. Changes to amounts recorded as assets or liabilities may result in a corresponding adjustment to goodwill. The goodwill will not be deductible.

The preliminary estimated total purchase price is $12,254,000, and is comprised of:

Cash consideration	$11,000,000
Fair market value of contingent consideration	1,254,000

Total purchase price	$12,254,000

The preliminary allocation of the purchase price is as follows:

Cash and marketable securities	$1,000,605
Accounts receivable	338,917
Inventory	1,009,738
Plant and equipment	1,500,202

Other identifiable assets	247,711
Goodwill	5,538,491
Customer relationships	3,100,000
Developed technology	1,000,000
Trademark portfolio	160,000
Identifiable liabilities	(1,641,664)

Total	$12,254,000

The gross contractual receivables are approximately $845,000.

The goodwill balance is as follows:

Goodwill, December 26, 2010	$—
Goodwill from the acquisition of FDD	5,538,491
Foreign currency translation	196,053

Goodwill, March 26, 2011	$5,734,544

The identified intangible assets will be amortized on a straight-line basis over the following lives:

Years
Customer relationships	10
Developed technology	7
Trademark portfolio	5

The Company recognized $119,000 in amortization for the three months ended March 26, 2011 related to its intangible assets.

The following unaudited supplemental pro forma disclosures are provided for the three months ended March 27, 2010, assuming the acquisition of the controlling interest in FDD had occurred as December 27, 2009 (the first day of the Company’s 2010 fiscal year). All intercompany transactions have been eliminated.

Three Months Ended March 27, 2010
Revenues	$22,756,000
Net income	1,817,000

9. ACCRUED WARRANTY

The Company warrants its products against defect for 12 months. A provision for estimated future costs and estimated returns for credit relating to warranty is recorded in the period when product is shipped and revenue recognized, and is updated as additional information becomes available. The Company’s estimate of future costs to satisfy warranty obligations is based primarily on historical warranty expense experienced and a provision for potential future product failures. The Company’s accrued warranty was $1.3 million as of March 26, 2011 and December 25, 2010, respectively. Changes in the accrued warranty for the three month period ended March 26, 2011 is as follows:

March 26, 2011
Beginning Balance	$1,300,000
Additions	458,000
Claim and reversals	(458,000)

Ending Balance	$1,300,000

10. INCOME TAXES

The Company’s tax provision of $98,000 for the three months ended March 26, 2011 and tax benefit of $87,000 for the three months ended March 27, 2010 represents alternative minimum, state income tax and foreign tax expenses which are partially offset by the Company’s net operating loss carryforwards (NOL) and tax credits.

As of March 26, 2011, the Company has available for tax purposes federal NOLs of $14.2 million expiring through 2020. The Company has recognized a full valuation allowance on its net deferred tax assets due to the uncertainty of realization of such assets. The Company has not historically recorded, nor does it intend to record the tax benefits from stock awards until realized. Unrecorded benefits from stock awards approximate $13.0 million.

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

The Company has four operating and reportable segments: (i) Kopin U.S., which includes the operations in the United States and the Company’s equity method investment, (ii) Kowon, (iii) KTC and (iv) FDD (commencing in the first quarter of 2011). The following table presents the Company’s reportable segment results for the three month periods ended March 26, 2011 and March 27, 2010 (in thousands):

	Kopin U.S.	Kowon	KTC	FDD	Adjustments	Total
Three Months Ended
March 26, 2011
Revenues	$33,933	$2,738	$3,626	$958	$(6,321)	$34,934
Net income (loss) attributable to the controlling interest	2,437	(345)	578	(625)	21	2,066

March 27, 2010
Revenues	$24,966	$2,383	$1,559	$—	$(3,454)	$25,454
Net income (loss) attributable to the controlling interest	1,198	(291)	66	—	64	1,037

The adjustments to reconcile the consolidated financial statement total revenue and net income include the elimination of intercompany sales and noncontrolling interest in income of subsidiaries.

During the three month periods ended March 26, 2011 and March 27, 2010, the Company derived its sales from the following geographies (as a percentage of revenues):

	Three Months Ended
	March 26, 2011	March 27, 2010
Asia-Pacific	22%	27%
Americas	76	73
Europe	2	—

Total revenues	100%	100%

During the three month periods ended March 26, 2011 and March 27, 2010, revenues by product group consisted of approximately the following:

	Three Months Ended
	March 26, 2011	March 27, 2010
III-V	17,561,000	14,514,000
Display	17,373,000	10,940,000

Total revenues	34,934,000	25,454,000

12. LITIGATION

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

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995, including, without limitation, statements made relating to our belief that we will continually evaluate our estimates used in the preparation of our financial statements; our expectation that sales of our III-V products for wireless handset applications and our display products for consumer electronic applications will decline; our belief that we are a leading developer and manufacturer of advanced semiconductor materials and miniature displays; our belief that there will be increased sales of 3G and smart phones in 2011; our expectation that revenue will be between $130 million and $140 million for 2011; our expectation that 2011 revenues will primarily be to customers located in the U.S.; our belief that a strengthening of the U.S. dollar could increase the price of our products in foreign markets; our expectation that we will not receive additional amounts from the sale of patents; our expectation to have a state tax provision for financial reporting purposes in 2011; our expectation, based on current negotiations with our customers and certain contractual obligations, that the sales prices of certain products will decline in fiscal year 2011; our expectation that sales prices of our displays for military applications will remain relatively flat in 2011 and sales prices of our III-V products will decline; our belief that the overall increase or decrease in the average sales price of our display products will be dependent on the sales mix of commercial and military display sales; our belief that if Kowon’s current activity continues, we may have a triggering event and possible impairment charges on Kowon’s long-lived assets; our expectation that we will expend between $5.0 and $8.0 million on capital expenditures over the next twelve months; our expectation that the market for display products for military applications will not be seasonal; our expectation that prices of our HBT transistor and display products sold for consumer electronic applications will decline by approximately 5 percent during fiscal year 2011, but may decline more depending on final negotiations with our customers; our expectation that our sales will be strongest in the third quarter followed by our second quarter then our fourth quarter and our first quarter; our expectation that market risk associated with our international operations is unlikely to have a material adverse effect on our business, financial condition or results of operation; our belief that our available cash resources will support our operations and capital needs for at least the next twelve months; our belief that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations, and cash flows should not be material; the possibility that we may not reach our revenue projections if sales of smart phones have the industry-estimated constant average growth rate of approximately 35% to 40% over the next five years; the possibility that demand for our military products may decline if the anticipated reduction in military spending occurs; our expectation, based on discussions with customers, that sales of our display products for the second quarter of fiscal year 2011 will be lower than the first quarter of fiscal year 2011; our anticipation that we will offer a head-worn, hands-free cloud computing product that has an optical pod with a microdisplay in 2011; our belief that revenue will not be significant in 2011 from sales of the optical pod with a microdisplay; our belief that the optical pod with a microdisplay and similar products will be important for our revenue growth and ability to maintain profitability in successive years; our anticipation of a business model whereby we will sell the optical pod which includes our display products and license the software; our belief that labor and overhead costs are fixed in nature over the short term and therefore profitability is very dependent on the sales prices of our products and volume of sales; our belief that for us to increase gross margins we need to increase manufacturing efficiencies through some combination of increasing the unit volume of sales or reducing fixed costs; our belief that one of the benefits of our display technology is the ability to produce high resolution displays in small form factors; our belief that to generate display revenues with above average gross margins, we will need to increase sales to customers who buy our higher resolution display products, such as the military, or develop new categories, such as eyewear; our belief that the Company may have to pay up to an additional $7,000,000 to the former shareholders of FDD depending upon the revenue FDD achieves in 2011; our estimate that the fair market value of the contingent consideration the Company may have to pay to FDD is $1.3 million; the possibility that if we do not perform in a purchase and supply agreement with a significant HBT customer then we could be liable for monetary damages up to a maximum of $40.0 million; and our belief that our military products our total display revenues may or may not have a seasonal trend. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industries in which we operate, management’s beliefs, and assumptions made by management. In addition, other written or oral statements, which constitute forward-looking statements, may be made by or on behalf of us. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “could”, “seeks”, “estimates”, “possibility”, and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements, whether as a result of new information, future events or otherwise. Factors that could cause or contribute to such differences in outcomes and results include, but are not limited to, those set forth in our periodic filings filed with the Securities and Exchange Commission included in our Form 10-K for the fiscal year ended December 25, 2010.

Critical Accounting Policies

Management’s discussion and analysis of our financial condition and results of operations are based upon our unaudited consolidated financial statements. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. We continually evaluate our estimates used in the preparation of our financial statements, including those related to revenue recognition under the percentage of completion method, bad debts, inventories, warranty reserves, investment valuations, valuation of stock compensation awards and recoverability of deferred tax assets. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not apparent from other sources. Actual results will most likely differ from these estimates. Further detail regarding our critical accounting policies can be found in “Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 25, 2010.

Business Matters

We are a leading developer and manufacturer of advanced semiconductor products and miniature displays. We use our proprietary semiconductor material technology to design, manufacture and market our III-V and display products for use in highly demanding commercial, industrial and military mobile wireless communication and high-resolution electronic applications.

We have two principal sources of revenues: product revenues and research and development revenues. Product revenues consist of sales of our CyberDisplay products and our III-V products, principally gallium arsenide (GaAs) HBT transistor wafers. Research and development revenues consist primarily of development contracts with agencies of the U.S. government. For the three months ended March 26, 2011, research and development revenues were $2.0 million or 6% of total revenues. This contrasted with $1.6 million or 6% of total revenues for the corresponding period in 2010.

Results of Operations

The three month periods ended March 26, 2011 and March 27, 2010 are referred to as 2011 and 2010, respectively. The year ended periods December 25, 2010 and December 26, 2009 are referred to as fiscal year 2010 and fiscal year 2009, respectively.

Revenues. For the three month periods ended March 26, 2011 and March 27, 2010, our revenues, which include product sales and amounts earned from research and development contracts, were as follows (in millions):

	Three Months Ended
Revenues (in millions)	March 26, 2011	March 27, 2010
III-V	$17.6	$14.5
CyberDisplay	17.3	10.9

Total revenues	$34.9	$25.4

The increase in our III-V revenues resulted primarily from an increase in demand from customers who purchase our HBT transistor wafers for use in cellular handsets. We believe there will be an increase in demand of “3G” or “smart phones” in 2011 over 2010. 3G and smart phones offer more functions, for example web browsing, than a standard wireless handset. 3G and smart phones require more HBT transistors than a standard wireless handset to support the increased functionality. We believe the increase in industry sales of 3G and smart phones will continue in 2011.

The increase in display revenues in 2011 compared to 2010 resulted from an increase in sales of our CyberDisplay products to customers that use them for military and digital still camera applications. If and when we receive purchase orders and ship our displays for military applications is dependent on the government procurement cycle. Forth Dimension Displays, Ltd. who we acquired in January 2011, had revenues of approximately $1.0 million during 2011. Theses revenues were from the sales of displays for consumer electronic applications. Display revenues for military, consumer and R&D applications for 2011 and 2010 were as follows:

	Three Months Ended
Display Revenues by Category (in millions)	March 26, 2011	March 27, 2010
Military Application	$11.1	$6.3
Consumer Electronic Applications	4.4	3.1
Research & Development	1.8	1.5

Total	$17.3	$10.9

We expect revenues of between $130 million and $140 million for fiscal year 2011 however our ability to forecast revenues and results of operations is very limited. Our forecasts are based on our discussions with customers, expectations about U.S. military spending and our expectations about the future global economy and are not based on firm non-cancellable orders. An important element in our projections is the continued increase in sales of smart phones. Industry estimates indicate that sales of smart phones will have a constant average growth rate of approximately 35% to 40% over the next five years. If these forecasts are incorrect we may not reach our revenue projections. The U.S. government is projected to incur large budget deficits for the near future and is expected to reduce spending on military programs as part of the solution to decrease these deficits. As a result of this anticipated reduction in military spending demand for our military products may decline. Based on discussions with customers we expect sales of our display products for the second quarter of fiscal year 2011 to be lower than the first quarter of fiscal year 2011, primarily due to lower revenues from the sale of military products. Our military products have higher profit margins than our other display products. The increase in the Consumer Electronic Applications category is the result of an increase in sales of our products for digital still cameras. Our ability to forecast our revenues in this category is very difficult as sales of our product ultimately depend on how successful our customers are in promoting their digital still cameras models. There are many digital still camera models offered by a number of large consumer electronic companies and it is a very competitive product category.

We anticipate, based on current discussions with our customers and certain contractual obligations that the prices of certain of our products will decline in fiscal year 2011. We anticipate the average selling price of our HBT transistor wafers and display products sold to customers for consumer electronics applications will decline approximately 5% during fiscal year 2011 relative to 2010. We expect the average sales price of our display products for military applications to remain relatively flat for 2011 as compared to 2010. The overall increase or decrease in the average sales price of our display products will be dependent on the sales mix of commercial and military display sales.

In April 2011 we began offering a head-worn, hands-free cloud computing product that has an optical pod with a microdisplay. We do not believe revenue will be significant in 2011 from sales of this product but we do believe in successive years similar products such as this will be important for our revenue growth and ability to maintain profitability. This is the first product we have developed that has a significant software component. We anticipate a business model whereby we will sell the optical pod which includes our display products and license the software.

The back-end packaging manufacturing process of our displays which are sold for consumer applications is performed at Kowon. Kowon had a net loss of $0.1 million before intercompany eliminations for fiscal year 2010. Sales of our display products for use in consumer electronic applications may decline such that Kowon may have a loss from operations in 2011. If sales of our display products for consumer electronic applications do not increase or new markets are not identified, we may have to record impairment charges on Kowon’s long-lived assets, which are recorded in our financial statements at $3.0 million at March 26, 2011.

International sales represented 25% and 27% of product revenues for the three months ended March 26, 2011 and March 27, 2010, respectively. The decrease in international sales is primarily attributable to an increase in sales of our CyberDisplay products for military applications and III-V products to customers who are primarily U.S.-based. We expect our 2011 revenues will primarily be from customers located in the U.S.. International sales are primarily sales of CyberDisplay products to consumer electronic manufacturers located in Japan, Korea and China and our III-V products to customers in Taiwan. Our international sales are primarily denominated in U.S. currency. Consequently, a strengthening of the U.S. dollar could increase the price in local currencies of our products in foreign markets and make our products relatively more expensive than competitors’ products that are denominated in local currencies, leading to a reduction in sales or profitability in those foreign markets. In addition, sales of our CyberDisplay products in Korea are transacted through our Korean subsidiary, Kowon whose sales are primarily denominated in U.S. dollars. However, Kowon’s local operating costs are primarily denominated in Korean won. Kowon also holds U.S. dollars in order to pay various expenses. As a result, our financial position and results of operations are subject to exchange rate fluctuation in transactional and functional currency. We have not taken any protective measures against exchange rate fluctuations, such as purchasing hedging instruments with respect to such fluctuations, because of the historically stable exchange rate between the Japanese yen, Korean won and the U.S. dollar.

Cost of Product Revenue

	Three Months Ended
Cost of product revenues	March 26, 2011	March 27, 2010
Cost of product revenues (in millions):	$21.9	$17.5
Cost of product revenues as a % of net product revenues	66.7%	73.5%

Cost of product revenues, which is comprised of materials, labor and manufacturing overhead related to our products, decreased as a percent of revenues by 6.8% for 2011 as compared to 2010. Our gross margin is affected by increases or decrease in the sales prices of our products, changes in raw material prices, unit volume of sales, manufacturing efficiencies and the mix of products sold. As discussed above, our sales prices for our III-V products and displays sold for commercial applications historically decline on an annual basis. Our overhead costs and, to a lesser extent, our labor costs are normally stable and do not fluctuate significantly during a three or twelve month period. Essentially, we consider labor and overhead costs to be fixed in nature over the short term and therefore profitability is very dependent on the sales prices of our products and volume of sales. Gross margins as a percentage of revenues increased because i) sales of our display products for military applications, which have higher gross margins than our other products, increased as a percentage of our total revenues for 2011 as compared to 2010 and ii) revenues from our III-V products increased in 2011 as compared to 2010 which enabled us to leverage the fixed costs to manufacture the III-V products over a higher unit volume thereby reducing the fixed cost per unit. We refer to reducing the fixed cost per unit as manufacturing efficiency. For 2011 we anticipate sale prices of display products for military applications to remain stable and sales prices of our III-V products for wireless handset applications to decline. As a result, in order for us to increase gross margins we need to increase manufacturing efficiencies through some combination of increasing the unit volume of sales or reducing fixed costs.

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

Research and Development. Research and development (R&D) expenses are incurred in support of internal display and III-V product development programs or programs funded by agencies or prime contractors of the U.S. government and commercial partners. R&D revenues associated with funded programs are presented separately in revenue in the statement of operations. Research and development costs include staffing, purchases of materials and laboratory supplies, circuit design costs, fabrication and packaging of display products, and overhead. For 2011 and 2010, R&D expense was as follows:

	Three Months Ended
Research and development expense (in millions)	March 26, 2011	March 27, 2010
Funded	$1.6	$0.6
Internal	4.8	3.7

Total research and development expense	$6.4	$4.3

Funded R&D expense increased in 2011 as compared to the prior year primarily because of a increase in funded programs from agencies and prime contractors of the U.S. government.

The increase in internal research and development expenses was primarily attributed to higher costs for the development of our head worn cloud-computing product and III-V products for 3G and smartphone applications.

Selling, General and Administrative. Selling, general and administrative (S,G&A) expenses consist of the expenses incurred by our sales and marketing personnel and related expenses, and administrative and general corporate expenses.

	Three Months Ended
	March 26, 2011	March 27, 2010
Selling, general and administration expense (in millions)	$4.4	$3.6
Selling, general and administration expense as a % of revenues	12.7%	14.3%

The increase in S,G&A expenses in 2011 as compared to 2010 is attributable to $0.6 million of S,G&A incurred by Forth Dimension Displays, Ltd., and an increase of $0.4 million for legal cost. The $0.4 million increase in legal costs occurred because in 2010 we received $0.4 million of insurance proceeds which reimbursed us for costs incurred in litigation in previous years. This $0.4 million was recorded as a credit to our legal expense in 2010.

Other Income and Expense

	Three Months Ended
	March 26, 2011	March 27, 2010
Other income and expense (in millions)	$0.1	$1.0

Other income and expense, net, is composed of interest income, foreign currency transaction and remeasurement gains and losses incurred by our Korean. Taiwan and UK based subsidiaries, other-than temporary impairment on marketable debt securities, gains resulting from the sale of investments and license fees. In the three months ended March 26, 2011, we recorded $0.3 million of foreign currency losses as compared to $0.4 million of foreign currency losses for the three months ended March 27, 2010. During the three months ended March 27, 2010 we sold an available-for-sale equity investment and recorded a gain of $0.7 million.

In fiscal year 2008 we entered into an agreement wherein we agreed to sell certain patents we were no longer using, to a party which would attempt to sub-license the patents. Under the terms of the agreement the amount we would receive for the sale of the patents was a percentage of any license fees, after expenses, from the sublicense. For the three months ended March 26, 2011 and March 27, 2010, we recorded $0.2 million and $0.2 million, respectively, of license fees from the sale of patents. We do not expect to receive any additional material amounts from the sales of these patents.

Equity Losses in Unconsolidated Affiliate. For the three months ended March 26, 2011, the equity loss in unconsolidated affiliate consists of our approximate 12 % share of the losses of KoBrite. For the three months ended March 27, 2010, the equity loss is a result of our approximate 19% interest in the operating results of KoBrite.

Tax benefit (provision). For the three months ended March 26, 2011 we recorded a tax provision of $98,000 compared to a benefit for income taxes of $87,000 for the three month period ended March 27, 2010. Our provision for income taxes is comprised of our estimated alternative minimum tax and state income tax liabilities on our domestic taxable earnings and estimated foreign taxes due on our Korean and Taiwanese subsidiaries’ taxable earnings.

Net (loss) income attributable to noncontrolling interest. We own approximately 78% of the equity of Kowon and approximately 87% of the equity of KTC. Net (loss) income attributable to noncontrolling interest on our consolidated statement of operations represents the portion of the results of operations of our majority owned subsidiaries which is allocated to the shareholders of the equity interests not owned by us. The change in net (loss) income attributable to noncontrolling interest is the result of the change in the results of operations of Kowon and the addition of the income attributable to the noncontrolling interests in KTC.

Acquisition of Forth Dimension Displays

On January 11, 2011, we purchased all of the outstanding common stock of Forth Dimension Displays Ltd. (FDD) for approximately $11.0 million plus contingent consideration. In addition to the $11.0 million cash paid there is up to an additional $7.0 million we may have to pay the former shareholders of FDD depending upon the revenue FDD achieves in 2011. Management has estimated that the fair market value of the contingent consideration is $1.3 million. The actual amount of contingent consideration could range from $0 to $7.0 million. As a result of this transaction we own 100% of the outstanding stock of FDD. Accounting standards for business combinations require that an acquiring entity measures and recognizes identifiable assets acquired and liabilities assumed at the acquisition date fair value with limited exceptions. We have not yet completed our evaluation of the fair market value of the identifiable assets acquired and liabilities assumed including the value of FDD’s in process research and development. Final determination of the fair values may result in further adjustments to the values below. In addition, the purchase agreement required that FDD have a net working capital of $1.3 million at the acquisition date and any shortages or overages resulted in a dollar for dollar decrease or increase, respectively, in the purchase price. The final net working capital amount has not yet been agreed upon by the parties. The transaction costs of approximately $0.2 million for the acquisition of FDD were expensed as incurred and recorded as selling, general and administrative expenses. Additional information, which existed as of the acquisition date but was at that time unknown to us, may become known to us during the remainder of the measurement period, a period not to exceed 12 months from the acquisition date. Changes to amounts recorded as assets or liabilities may result in a corresponding adjustment to goodwill. The goodwill will not be deductible.

The preliminary estimated total purchase price is $12,254,000, and is comprised of:

Cash consideration	$11,000,000
Fair market value of contingent consideration	1,254,000

Total purchase price	$12,254,000

The preliminary allocation of the purchase price is as follows:

Cash and marketable securities	$1,000,605
Accounts receivable	338,917
Inventory	1,009,738
Plant and equipment	1,500,202
Other identifiable assets	247,711
Goodwill	5,538,491
Customer relationships	3,100,000
Developed technology	1,000,000
Trademark portfolio	160,000
Identifiable liabilities	(1,641,664)

Total	$12,254,000

The gross contractual receivables are approximately $845,000.

The goodwill balance is as follows:

Goodwill, December 26, 2010	$—
Goodwill from the acquisition of FDD	5,538,491
Foreign currency translation	196,053

Goodwill, March 26, 2011	$5,734,544

The identified intangible assets will be amortized on a straight-line basis over the following lives:

Years
Customer relationships	10
Developed technology	7
Trademark portfolio	5

We recognized $119,000 in amortization for the three months ended March 26, 2011 related to its intangible assets.

The following unaudited supplemental pro forma disclosures are provided for the three months ended March 27, 2010, assuming the acquisition of the controlling interest in FDD had occurred as December 27, 2009 (the first day of our 2010 fiscal year). All intercompany transactions have been eliminated.

Three Months Ended March 27, 2010
Revenues	$22,756,000
Net income	1,817,000

Liquidity and Capital Resources

As of March 26, 2011, we had cash and equivalents and marketable securities of $99.1 million and working capital of $122.4 million compared to $111.0 million and $132.1 million, respectively, as of December 25, 2010. The change in cash and equivalents and marketable securities was primarily due to cash provided by operating activities of $0.5 million, the acquisition of Forth Dimension Displays Ltd, for $10.0 million, net of cash acquired, investments in capital equipment of $1.2 million and the repurchase of our common stock of $0.6 million.

We have a purchase and supply agreement with a significant HBT customer that expires in July 2012, excluding a last time buy option contained in the agreement. Under the terms of this agreement we agreed to maintain capacity levels for manufacturing HBT wafers and we committed to a pricing schedule under certain circumstances. The agreement also requires us to give prior notice if we exit our HBT product line. In consideration for this agreement, the customer agreed to source a certain percentage of its HBT wafer needs from us subject to the customer’s right to source HBT wafers from other sources if we are unable to meet their requirements under certain circumstances. We agreed that failure to meet our supply obligations under the agreement would allow our customer to obtain court ordered specific performance and if we do not perform we could then be liable for monetary damages up to a maximum of $40.0 million.

We lease facilities located in Taunton and Westborough, Massachusetts, and Scotts Valley, California, under non-cancelable operating leases. We have two Taunton facilities, one whose lease expires in 2020 and the other in 2012. The Taunton lease which expires in 2020 may be extended for an additional 10 year term. The Westborough and Scotts Valley leases expire in 2012.

We expect to expend between $5.0 million and $8.0 million on capital expenditures over the next twelve months, primarily for the acquisition of equipment relating to the production of our III-V and CyberDisplay products.

As of March 26, 2011, we had tax loss carry-forwards, which may be used to offset future federal taxable income. We may be subject to alternative minimum taxes, foreign taxes and state income taxes depending on our taxable income and sources of taxable income.

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

Contractual Obligations

The following is a summary of our contractual payment obligations for operating leases as of March 26, 2011:

Contractual Obligations	Total	Less than 1 year	1-3 Years	3-5 years	More than 5 years
Operating Lease Obligations	$5,953,025	$1,363,164	$1,724,986	$1,679,719	$1,185,156

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We invest our excess cash in high-quality U.S. government, government-backed (Fannie Mae, FDIC guaranteed bonds and certificates of deposit) and corporate debt instruments, which bear lower levels of relative risk. We believe that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations, and cash flows should not be material to our cash flows or income. It is possible that interest rate movements would increase our unrecognized gain or loss on interest rate securities. Included in other assets is an equity investment in Advanced Wireless Semiconductor Company (AWSC) of approximately $4.3 million, which is subject to changes in value because of either specific operating issues or overall changes in the stock market. We are exposed to changes in foreign currency exchange rates primarily through our translation of our foreign subsidiary’s financial position, results of operations, and transaction gains and losses as a result of non U.S. dollar denominated cash flows related to business activities in Asia, and remeasurement of United States dollars to the functional currency of our Kowon subsidiary. We are also exposed to the affects of exchange rates in the purchase of certain raw materials whose price is in U.S. dollars but the price on future purchases is subject to change based on the relationship of the Japanese Yen to the U.S. dollar. We do not currently hedge our foreign currency exchange rate risk. We estimate that any market risk associated with our international operations is unlikely to have a material adverse effect on our business, financial condition or results of operation. Our portfolio of marketable debt securities is subject to interest rate risk although our intent is to hold securities until maturity. The credit rating of our investments may be affected by the underlying financial health of the guarantors of our investments. We use Gallium Arsenide and Silicon wafers but do not enter into forward or futures hedging contracts.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 26, 2011 and designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

In addition to the other information set forth in this report and the risk factor set forth below, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended December 25, 2010.

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

We do not manufacture the integrated circuit chip sets necessary for use with our CyberDisplay products. Instead, we rely on third party independent contractors for these integrated circuit chip sets and other critical raw materials such as special glasses and chemicals. We also may use third parties to assemble our binocular display module (BDM). The critical raw materials, including the glasses and chemicals used in manufacturing the CyberDisplay products are used by other display manufacturers, many of which are much larger than Kopin. In addition, our higher-level CyberDisplay assemblies, BDMs, and other modules include lenses, backlights, printed circuit boards and other components, which we purchase from third party suppliers. Some of these third party contractors and suppliers are small companies with limited financial resources. In addition, relative to the commercial market, the military buys a small number of units which prevents us from qualifying and buying components economically from multiple vendors. If any of these third party contractors or suppliers were unable or unwilling to supply these integrated circuit chip sets or other critical raw materials to us, we would be unable to manufacture and sell our CyberDisplay products until a replacement supplier could be found. We cannot assure investors that a replacement third party contractor or supplier could be found on reasonable terms or in a timely manner. In 2011 Japan experienced a series of earthquakes which affected some companies’ ability to manufacture their products. Japanese companies supply a significant amount of the world-wide supply of chemicals necessary for the production of printed circuit boards and specialty glasses. We have not been notified of any shortages of critical components for the production of our products however we do not know how much of the material being supplied to us is from inventories produced prior to the earthquakes. If we were to be affected by the earthquakes or any other supplier shortages we would be unable to meet customer demand and our revenues, manufacturing yield and gross margins would be adversely affected and the value of investors’ investment in us may decline.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Sale of Unregistered Securities

In the past three years we have not sold any securities which were not registered under the Securities Act.

Use of Proceeds

The information required by this item regarding use of proceeds by the Company is reported in herein in Part 1, Item 2 under “Liquidity and Capital Resources”.

Purchase of Equity Securities

On December 8, 2010, we announced that our Board of Directors authorized a stock repurchase program of up to $15 million of our common stock. Pursuant to the stock repurchase program, we may purchase in one or more open market or private transactions up to $15 million of shares of our common stock. The stock repurchase program shall terminate on December 8, 2012, unless earlier terminated by our Board of Directors.

Period	Total number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar of Shares that May Yet Be Purchased Under the Plans or Programs
December 26, 2010 through January 22, 2011	—	$—	—	$15,000,000
January 23, 2011 through February 19, 2011	34,900	$4.19	34,900	$14,853,920
February 20, 2011 through March 26, 2011	113,642	$3.71	99,900	$14,432,355

Total	148,542	$3.82	134,800

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Reserved

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Amendment to Certificate of Incorporation (2)

3.3	Amendment to Certificate of Incorporation (2)

3.4	Fourth Amended and Restated By-laws (3)

31.1	Certificate of John C.C. Fan, Chief Executive Officer of the Registrant, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

31.2	Certificate of Richard A. Sneider, Chief Financial Officer of the Registrant, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.1	Certificate of John C.C. Fan, Chief Executive Officer of the Registrant, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2	Certificate of Richard A. Sneider, Chief Financial Officer of the Registrant, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

(1)	Filed as an exhibit to Registration Statement on Form S-1, File No. 33-57450, and incorporated herein by reference
(2)	Filed as an exhibit to Quarterly Report on Form 10-Q for the quarterly period July 1, 2000 and incorporated by reference herein
(3)	Filed as an exhibit to Annual Report on Form 8-K filed on December 12, 2008 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KOPIN CORPORATION (Registrant)

Date: May 5, 2011	By:	/S/ JOHN C.C. FAN
John C.C. Fan
President, Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

Date: May 5, 2011	By:	/S/ RICHARD A. SNEIDER
Richard A. Sneider
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)