Form 10-Q
period 2011-06-25
KOPIN CORP
filed 2011-08-04
CIK 771266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 25, 2011

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 29, 2011
Common Stock, par value $.01	67,246,072

Kopin Corporation

Part 1: FINANCIAL INFORMATION

Item 1:	Condensed Consolidated Financial Statements (Unaudited)

KOPIN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 25, 2011	December 25, 2010
ASSETS
Current assets:
Cash and equivalents	$33,170,411	$49,834,547
Marketable debt securities, at fair value	66,156,933	61,112,843
Accounts receivable, net of allowance of $373,000 and $737,000 in 2011 and 2010, respectively	15,034,313	14,539,664
Accounts receivable from unconsolidated affiliates	4,213,227	2,558,513
Unbilled receivables	977,185	391,171
Inventory	19,114,320	21,462,871
Prepaid taxes	515,980	664,320
Prepaid expenses and other current assets	2,265,253	2,060,833

Total current assets	141,447,622	152,624,762
Property, plant and equipment, net	35,810,203	32,613,961
Goodwill	4,741,510	—
Intangible assets	4,439,808	—
Other assets	5,575,816	6,857,675

Total assets	$192,014,959	$192,096,398

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,092,099	$11,317,865
Accrued payroll and expenses	2,583,068	2,741,004
Accrued warranty	1,368,413	1,300,000
Billings in excess of revenue earned	2,604,774	3,210,895
Other accrued liabilities	2,861,931	1,956,642

Total current liabilities	17,510,285	20,526,406
Asset retirement obligations	1,284,354	944,617
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $.01 per share: authorized, 3,000 shares; none issued	—	—
Common stock, par value $.01 per share: authorized, 120,000,000 shares; issued 75,574,189 shares in 2011 and 74,604,442 shares in 2010; outstanding 64,419,720 shares in 2011 and 64,775,234 shares in 2010	726,328	725,708
Additional paid-in capital	314,791,169	313,311,889
Treasury stock (8,213,104 and 7,795,605 shares in 2011 and 2010, respectively, at cost)	(28,488,147)	(26,580,823)
Accumulated other comprehensive income	6,062,264	5,985,345
Accumulated deficit	(124,738,669)	(127,606,200)

Total Kopin Corporation stockholders’ equity	168,352,945	165,835,919
Noncontrolling interest	4,867,375	4,789,456

Total stockholders’ equity	173,220,320	170,625,375

Total liabilities and stockholders’ equity	$192,014,959	$192,096,398

See notes to condensed consolidated financial statements

KOPIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 25, 2011	June 26, 2010	June 25, 2011	June 26, 2010
Revenues:
Net product revenues	$29,597,668	$29,129,931	$62,518,659	$53,006,291
Research and development revenues	1,833,289	1,059,226	3,846,790	2,636,851

	31,430,957	30,189,157	66,365,449	55,643,142
Expenses:
Cost of product revenues	19,115,190	21,854,777	41,061,802	39,392,724
Research and development	7,139,559	4,858,868	13,524,308	9,154,775
Selling, general and administration	4,697,648	4,215,001	9,142,794	7,857,535

	30,952,397	30,928,646	63,728,904	56,405,034

Income (loss) from operations	478,560	(739,489)	2,636,545	(761,892)
Other income and expense:
Interest income	365,611	426,701	629,303	856,310
Other income and (expense), net	33,316	38,346	(241)	118,278
Foreign currency (losses) gains	(347,077)	720,458	(638,036)	366,374
Gain on sale of investments	368,641	1,911,255	368,641	2,597,505
Gain on sale of patents	—	—	155,658	159,797

	420,491	3,096,760	515,325	4,098,264

Income before provision for income taxes, equity loss in unconsolidated affiliate and net loss (income) of noncontrolling interest	899,051	2,357,271	3,151,870	3,336,372
Tax provision	(97,500)	(180,000)	(195,500)	(93,000)

Income before equity loss in unconsolidated affiliate and net loss (income) of noncontrolling interest	801,551	2,177,271	2,956,370	3,243,372
Equity loss in unconsolidated affiliate	(43,599)	(89,858)	(154,238)	(182,586)

Net income	757,952	2,087,413	2,802,132	3,060,786
Net loss (income) attributable to the noncontrolling interest	43,872	(226,636)	65,399	(163,018)

Net income attributable to the controlling interest	$801,824	$1,860,777	$2,867,531	$2,897,768

Net income per share
Basic	$0.01	$0.03	$0.04	$0.04

Diluted	$0.01	$0.03	$0.04	$0.04

Weighted average number of common shares
Basic	64,528,623	66,625,637	64,632,732	66,606,789
Diluted	65,774,967	67,357,297	65,715,021	67,333,967

See notes to condensed consolidated financial statements

KOPIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 25, 2011	June 26, 2010	June 25, 2011	June 26, 2010
Net income	$757,952	$2,087,413	$2,802,132	$3,060,786
Foreign currency translation gain (loss)	739,806	(1,460,794)	1,084,671	(782,797)
Unrealized holding (losses) gains on marketable securities	(716,282)	(1,243,145)	(393,095)	503,765
Reclassifications of gains in net income	(411,510)	(1,565,170)	(428,469)	(1,635,118)

Comprehensive income (loss)	$369,966	$(2,181,696)	$3,065,239	$1,146,636
Comprehensive (income) loss attributable to the noncontrolling interest	(96,573)	(538,511)	(77,919)	11,391

Comprehensive income (loss) attributable to Kopin Corporation	$273,393	$(2,720,207)	$2,987,320	$1,158,027

See notes to condensed consolidated financial statements

KOPIN CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-in	Treasury	Accumulated Other Comprehensive	Accumulated	Total Kopin Corporation Stockholders’	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Stock	Income	Deficit	Equity	interest	Equity
Balance December 25, 2010	72,570,835	$725,708	$313,311,889	$(26,580,823)	$5,985,345	$(127,606,200)	$165,835,919	$4,789,456	$170,625,375
Exercise of stock options	19,700	197	72,248	—	—	—	72,445	—	72,445
Vesting of restricted stock	63,125	631	(631)	—	—	—	—	—	—
Stock based compensation expense	—	—	1,470,524	—	—	—	1,470,524	—	1,470,524
Net unrealized holding loss on marketable securities	—	—	—	—	(1,064,157)	—	(1,064,157)	—	(1,064,157)
Foreign currency translation adjustments	—	—	—	—	941,353	—	941,353	143,318	1,084,671
Change in other-than-temporary impairment loss recorded in other comprehensive income	—	—	—	—	199,723	—	199,723	—	199,723
Restricted stock for tax withholding obligations	(20,840)	(208)	(62,861)	—	—	—	(63,069)	—	(63,069)
Treasury stock purchase	—	—	—	(1,907,324)	—	—	(1,907,324)	—	(1,907,324)
Net income	—	—	—	—	—	2,867,531	2,867,531	(65,399)	2,802,132

Balance June 25, 2011	72,632,820	$726,328	$314,791,169	$(28,488,147)	$6,062,264	$(124,738,669)	$168,352,945	$4,867,375	$173,220,320

See notes to condensed consolidated financial statements.

KOPIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 25, 2011	June 26, 2010
Cash flows from operating activities:
Net income	$2,802,132	$3,060,786
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,812,998	3,697,463
Accretion of discount on marketable debt securities	(82,219)	(84,112)
Stock-based compensation	1,470,524	1,174,094
Equity loss in unconsolidated affiliate	154,238	182,586
Foreign currency losses	575,580	366,374
Gain on sale of investments	(368,641)	(2,597,505)
Change in allowance for bad debt	(360,375)	—
Change in inventory reserves	271,636	268,750
Changes in assets and liabilities:
Accounts receivable	(2,065,893)	(1,594,190)
Inventory	2,786,195	(1,388,326)
Prepaid expenses and other current assets	210,907	(1,352,014)
Accounts payable, accrued expenses and other accrued liabilities	(5,069,743)	(109,215)
Billings in excess of revenue earned	(606,121)	(487,030)

Net cash provided by operating activities	3,531,218	1,137,661

Cash flows from investing activities:
Proceeds from sale and maturity of marketable debt securities	14,997,567	24,168,590
Purchase of marketable debt securities	(19,854,118)	(36,837,378)
Proceeds from sale of investments	392,196	4,223,536
Investment in Forth Dimension Displays, net of cash acquired	(10,084,307)	—
Other assets	(19,655)	28,533
Capital expenditures	(3,865,205)	(4,316,868)

Net cash used in investing activities	(18,433,522)	(12,733,587)

Cash flows from financing activities:
Treasury stock purchases	(1,907,324)	—
Proceeds from exercise of stock options	72,445	30,619
Settlements of restricted stock for tax withholding obligations	(63,069)	(103,433)

Net cash used in financing activities	(1,897,948)	(72,814)

Effect of exchange rate changes on cash	136,116	7,210

Net decrease in cash and equivalents	(16,664,136)	(11,661,530)

Cash and equivalents:
Beginning of period	49,834,547	54,832,744

End of period	$33,170,411	$43,171,214

Supplemental disclosure of cash flow information:
Income taxes paid	$139,000	$200,000

Supplemental schedule of noncash investing activities:
Construction in progress included in accrued expenses	$995,000	$464,000

See notes to condensed consolidated financial statements

KOPIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of Kopin Corporation, its wholly owned subsidiaries, Kowon Technology Co., Ltd. (Kowon), a majority owned (78%) subsidiary located in Korea and Kopin Taiwan Corporation (KTC), a majority owned (90%) subsidiary located in Taiwan (collectively the “Company”). Amounts of Kowon and KTC not attributable to the Company are referred to as noncontrolling interests. All intercompany transactions and balances have been eliminated. The condensed consolidated financial statements for the three and six months ended June 25, 2011 and June 26, 2010 are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. These condensed consolidated financial statements should be read in conjunction with the Company’s financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 25, 2010.

The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for any other interim period or for a full fiscal year.

2. CASH AND EQUIVALENTS AND MARKETABLE SECURITIES

The Company considers all highly liquid, short-term debt instruments with original maturities of three months or less to be cash equivalents.

Marketable debt securities consist primarily of commercial paper, medium-term corporate notes, and United States government and agency backed securities. The Company classifies these marketable debt securities as available-for-sale in “Marketable Debt Securities”. The investment in Advanced Wireless Semiconductor Company (AWSC) is included in “Other Assets” as available-for-sale and recorded at fair value. The Company records the amortization of premium and accretion of discount on marketable debt securities in the results of operations.

The Company uses the specific identification method as a basis for determining cost and calculating realized gains and losses. The gross gains and losses realized related to sales and maturities of marketable debt securities were not material during the six months ended June 25, 2011 and the year ended December 25, 2010.

Investments in available-for-sale marketable debt securities are as follows at June 25, 2011 and December 25, 2010:

	Amortized Cost		Unrealized Gains		Unrealized Losses		Fair Value
	2011	2010	2011	2010	2011	2010	2011	2010
U.S. government and agency backed securities	$31,090,406	$23,899,218	$571,690	$295,412	$—	$—	$31,662,096	$24,194,630
Corporate debt and certificates of deposit	34,648,222	36,949,546	—	—	(153,385)	(31,333)	34,494,837	36,918,213

Total	$65,738,628	$60,848,764	$571,690	$295,412	$(153,385)	$(31,333)	$66,156,933	$61,112,843

The contractual maturity of the Company’s marketable debt securities is as follows at June 25, 2011:

	Less than One year	One to Five years	Greater than Five years	Total
U.S. government and agency backed securities	$3,801,606	$27,860,490	$—	$31,662,096
Corporate debt and certificates of deposit	22,790,750	10,772,837	931,250	34,494,837

Total	$26,592,356	$38,633,327	$931,250	$66,156,933

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

The Company further estimates the amount of OTTI resulting from a decline in the credit worthiness of the issuer (credit-related OTTI) and the amount of non credit-related OTTI. Noncredit-related OTTI can be caused by such factors as market illiquidity. Credit-related OTTI is recognized in earnings while noncredit-related OTTI on securities not expected to be sold is recognized in other comprehensive income (OCI). The Company did not record an OTTI for the three and six month periods ended June 25, 2011 and June 26, 2010.

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

		Fair Value Measurement at June 25, 2011 Using:
		Level 1	Level 2	Level 3
Money Markets and Cash Equivalents	$33,170,411	$33,170,411	$—	$—
U.S. Government Securities	31,662,096	12,709,260	18,952,836	—
Corporate Debt	20,807,604	—	20,807,604	—
Certificates of Deposit	13,687,233	—	13,687,233	—
Advanced Wireless Semiconductor Company	2,788,818	2,788,818	—	—

	$102,116,162	$48,668,489	$53,447,673	$—

		Fair Value Measurement at December 25, 2010 Using:
		Level 1	Level 2	Level 3
Money Markets and Cash Equivalents	$49,834,547	$49,834,547	$—	$—
U.S. Government Securities	24,194,630	9,806,380	14,388,250	—
Corporate Debt	23,212,833	—	23,212,833	—
Certificates of Deposit	13,705,380	—	13,705,380	—
Advanced Wireless Semiconductor Company	4,001,937	4,001,937	—	—

	$114,949,327	$63,642,864	$51,306,463	$—

4. INVENTORY

Inventory is stated at the lower of cost (determined on the first-in, first-out or specific identification method) or market and consists of the following at June 25, 2011 and December 25, 2010:

	June 25, 2011	December 25, 2010
Raw materials	$9,047,714	$10,775,935
Work-in-process	3,565,073	4,159,064
Finished goods	6,501,533	6,527,872

	$19,114,320	$21,462,871

Inventory on consignment at customer locations was $3.4 million and $4.4 million at June 25, 2011 and December 25, 2010, respectively.

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

Weighted average common shares outstanding used to calculate earnings per share are as follows:

	Three Months Ended		Six Months Ended
	June 25, 2011	June 26, 2010	June 25, 2011	June 26, 2010
Weighted average common shares outstanding-basic	64,528,623	66,625,637	64,632,732	66,606,789
Stock options and nonvested restricted common stock	1,246,344	731,660	1,082,289	727,178

Weighted average common shares outstanding -diluted	65,774,967	67,357,297	65,715,021	67,333,967

The following were not included in weighted average common shares outstanding-diluted because they are anti-dilutive or performance conditions have not been met at the end of the period.

	June 25, 2011	June 26, 2010
Nonvested restricted common stock	554,012	948,189
Stock options	935,441	3,368,473

Total	1,489,453	4,316,662

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

A summary of award activity under the stock option plans as of June 25, 2011 and changes during the six month period is as follows. All options were vested as of June 25, 2011.

	Six months ended June 25, 2011
	Shares	Weighted Average Exercise Price
Balance, December 25, 2010	2,899,261	$6.45
Options granted	—	—
Options forfeited/cancelled	(735,565)	8.43
Options exercised	(19,700)	3.68

Balance, June 25, 2011	2,143,996	$5.79

Exercisable, June 25, 2011	2,143,996

The following table summarizes information about stock options outstanding and exercisable at June 25, 2011:

	Options Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding and Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$ 0.01—$ 3.50	130,000	5.00	$3.49
$ 3.75—$ 4.82	1,080,555	2.60	4.45
$ 5.00—$ 9.39	732,997	2.74	6.36
$10.00—$13.00	100,100	5.00	10.00
$14.31—$16.16	100,344	1.00	14.87

	2,143,996	2.83	$5.79

Aggregate intrinsic value on June 25, 2011	$605,988

In June 2010 the Company issued a warrant to purchase 200,000 shares of the Company’s stock at $3.49. The warrant vests ratably over a two year period and, as of June 25, 2011, 100,000 shares had vested. The intrinsic value of the warrant at June 25, 2011 was approximately $272,000.

NonVested Restricted Common Stock

A summary of the activity for nonvested restricted common stock awards as of June 25, 2011 and changes during the six months then ended is presented below:

	Shares	Weighted Average Grant Fair Value
Balance, December 25, 2010	2,033,607	$3.79
Granted	972,012	4.23
Forfeited	(1,125)	2.75
Vested	(63,125)	3.24

Balance, June 25, 2011	2,941,369	$3.95

Stock-Based Compensation

The following table summarizes stock-based compensation expense within each of the categories below as it relates to employee stock options and nonvested restricted common stock awards for the six months ended June 25, 2011 and June 26, 2010 (no net tax benefits were recognized):

	Six Months Ended
	June 25, 2011	June 26, 2010
Cost of product revenues	$296,866	$292,082
Research and development	288,969	183,570
Selling, general and administrative	884,689	698,442

Total	$1,470,524	$1,174,094

The total unrecognized compensation cost related to nonvested restricted common stock awards is expected to be recognized over a weighted average period of 3 years. The total unrecognized compensation cost at June 25, 2011 is $6.1 million.

7. OTHER ASSETS AND AMOUNTS DUE TO / FROM AFFILIATES

Marketable Equity Securities

At June 25, 2011 the Company had an investment in AWSC, with a fair market value of $2.8 million and an adjusted cost basis of $0.7 million, as compared to a fair market value of $4.0 million and an adjusted cost basis of $0.7 million at December 25, 2010. During the second quarter of 2011 the Company sold 300,000 shares of AWSC and recorded a gain of $0.4 million. One of the Company’s Directors is a director of AWSC and several directors and officers own amounts ranging from 0.1% to 0.5% of the outstanding stock of AWSC.

During the first quarter of 2010 the Company sold its investment in Micrel, Inc. and recorded a gain of $0.7 million.

Non-Marketable Securities—Equity Method Investment

In January 2011, KoBrite issued additional equity and the Company’s ownership percentage was reduced from approximately 19% to approximately 12%. At June 25, 2011 the carrying value of the investment was $2.5 million. The Company accounts for its interest in KoBrite using the equity method and for each of the three and six months ended June 25, 2011 and June 26, 2010 recorded equity losses in unconsolidated affiliates of $0.1 million and $0.2 million, respectively. One of the Company’s Directors is also a member of the Board of Directors of Bright LED, one of the principle investors of KoBrite.

Summarized financial information for KoBrite for the three and six month periods ended March 26, 2011 and March 27, 2010 is as follows (KoBrite’s results are recorded one quarter in arrears):

	Three Months Ended		Six Months Ended
	June 25, 2011	June 26, 2010	June 25, 2011	June 26, 2010
Revenue	$1,298,000	$3,582,000	$2,289,000	$6,814,000
Gross margin	122,000	(161,000)	(399,000)	(147,000)
Loss from operations	(276,000)	(577,000)	(1,255,000)	(1,075,000)
Net loss	$(371,000)	$(463,000)	$(1,314,000)	$(940,000)

Amounts Due from and Due to Affiliates

Related party receivables from AWSC approximated $4.2 million and $2.6 million at June 25, 2011 and December 25, 2010, respectively.

In fiscal year 2008 the Company entered into an agreement wherein it agreed to sell certain of its patents that it was no longer using to a party who would attempt to sub-license the patents. Under the terms of the agreement the amount the Company would receive for the sale of the patents was a percentage of any license fees, after expenses, from the sublicense. In each of the six months ended June 25, 2011 and June 26, 2010 the Company recorded $0.2 million of license fees from the sale of these patents.

8. ACQUISITION OF FORTH DIMENSION DISPLAYS

On January 11, 2011, the Company purchased all of the outstanding common stock of Forth Dimension Displays Ltd. (FDD) for approximately $11.0 million plus contingent consideration. In addition to the $11.0 million cash paid there is up to an additional $7.0 million the Company may have to pay the former shareholders of FDD depending upon the revenue FDD achieves in 2011. The actual amount of contingent consideration could range from $0 to $7.0 million. Management currently estimates that the fair market value of the contingent consideration is zero.

As a result of this transaction the Company owns 100% of the outstanding stock of FDD. Accounting standards for business combinations require that an acquiring entity measures and recognizes identifiable assets acquired and liabilities assumed at the acquisition date fair value with limited exceptions. The Company has not yet completed its evaluation of the fair market value of the identifiable assets acquired and liabilities assumed. Final determination of the fair values may result in further adjustments to the values below. In addition, the purchase agreement required that FDD have a net working capital of $1.3 million at the acquisition date and any shortages or overages resulted in a dollar for dollar decrease or increase, respectively, in the purchase price. The final net working capital amount has not yet been agreed upon by the parties. The transaction costs of approximately $0.2 million for the acquisition of FDD were expensed as incurred and recorded as selling, general and administrative expenses. Additional information, which existed as of the acquisition date but was at that time unknown to the Company, may become known to the Company during the remainder of the measurement period, a period not to exceed 12 months from the acquisition date. Changes to amounts recorded as assets or liabilities may result in a corresponding adjustment to goodwill. The goodwill will not be deductible for tax purposes.

	Jan 10, 2011 (As initially reported)	Measurement period adjustments	Jan 10, 2011 (As adjusted)
Cash and marketable securities	$1,000,605	$—	$1,000,605
Accounts receivable	338,917	2,239	341,156
Inventory	1,009,738	(371,407)	638,331
Plant and equipment	1,500,202	—	1,500,202
Other identifiable assets	247,711	—	247,711
Customer relationships	3,100,000	200,000	3,300,000
Developed technology	1,000,000	100,000	1,100,000
Trademark portfolio	160,000	60,000	220,000
Identifiable liabilities	(1,641,664)	(310,800)	(1,952,464)
Goodwill	5,538,491	(934,032)	4,604,459

Total	$12,254,000	$(1,254,000)	$11,000,000

The gross contractual receivables are approximately $845,000.

The Company’s goodwill balance is as follows:

Goodwill, December 26, 2010	$—
Goodwill from the acquisition of FDD at Jan. 10, 2011	5,538,491
Change in goodwill	(934,032)
Foreign currency translation	137,051

Goodwill, June 25, 2011	$4,741,510

The identified intangible assets will be amortized on a straight-line basis over the following lives:

Years
Customer relationships	7
Developed technology	7
Trademark portfolio	7

The Company recognized $317,000 in amortization for the six months ended June 25, 2011 related to its intangible assets.

The following unaudited supplemental pro forma disclosures are provided for the three and six months ended June 26, 2010, assuming the acquisition of the controlling interest in FDD had occurred as December 27, 2009 (the first day of the Company’s 2010 fiscal year). All intercompany transactions have been eliminated.

	Three Months Ended June 26, 2010	Six Months Ended June 26, 2010
Revenue	$31,711,000	$58,445,000
Net Income	$1,923,000	$2,967,000

9. ACCRUED WARRANTY

The Company warrants its products against defect for 12 months. A provision for estimated future costs and estimated returns for credit relating to warranty is recorded in the period when product is shipped and revenue recognized, and is updated as additional information becomes available. The Company’s estimate of future costs to satisfy warranty obligations is based primarily on historical warranty expense experienced and a provision for potential future product failures. The Company’s accrued warranty was $1.4 million as of June 25, 2011 and $1.3 million as of December 25, 2010. Changes in the accrued warranty for the six month period ended June 25, 2011 is as follows:

June 25, 2011
Beginning Balance	$1,300,000
Additions	1,019,000
Claim and reversals	(951,000)

Ending Balance	$1,368,000

10. INCOME TAXES

The Company’s tax provision of approximately $98,000 and $196,000 for the three and six months ended June 25, 2011, respectively and $180,000 and $93,000 for the corresponding periods in 2010, respectively, represents alternative minimum, state income tax and foreign tax expenses which are partially offset by the Company’s net operating loss carryforwards (NOL) and tax credits.

As of June 25, 2011, the Company has available for tax purposes U.S. federal NOLs of $11.8 million expiring through 2027. The Company has recognized a full valuation allowance on its net deferred tax assets due to the uncertainty of realization of such assets. The Company has not historically recorded, nor does it intend to record the tax benefits from stock awards until realized. Unrecorded benefits from stock awards approximate $13.0 million.

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

The Company has four operating and reportable segments: (i) Kopin U.S., which includes the operations in the United States and the Company’s equity method investment, (ii) Kowon, (iii) KTC and (iv) FDD (commencing in the first quarter of 2011). The following table presents the Company’s reportable segment results for the three and six month periods ended June 25, 2011 and June 26, 2010 (in thousands):

	Kopin U.S.	Kowon	KTC	FDD	Adjustments	Total
Three Months Ended
June 25, 2011
Revenues	$29,867	$2,456	$2,713	$1,564	$(5,169)	$31,431
Net income (loss) attributable to the controlling interest	1,268	(147)	(89)	(274)	44	802

June 26, 2010
Revenues	$29,337	$2,856	$2,367	$—	$(4,371)	$30,189
Net income (loss) attributable to the controlling interest	914	881	293	—	(227)	1,861

Six Months Ended
June 25, 2011
Revenues	$63,800	$5,193	$6,339	$2,522	$(11,489)	$66,365
Net income (loss) attributable to the controlling interest	3,705	(492)	489	(899)	65	2,868

June 26, 2010
Revenues	$54,303	$5,239	$3,926	$—	$(7,825)	$55,643
Net income (loss) attributable to the controlling interest	2,112	590	359	—	(163)	2,898

The adjustments to reconcile the consolidated financial statement total revenue and net income include the elimination of intercompany sales and noncontrolling interest in income of subsidiaries.

During the three and six month periods ended June 25, 2011 and June 26, 2010, the Company derived its sales from the following geographies (as a percentage of net revenues):

	Three Months Ended		Six Months Ended
	June 25, 2011	June 26, 2010	June 25, 2011	June 26, 2010
Asia-Pacific	21%	22%	23%	24%
Americas	79%	78%	77%	76%

Total Revenues	100%	100%	100%	100%

During the three and six month periods ended June 25, 2011 and June 26, 2010, revenues by product group consisted of approximately the following:

	Three Months Ended		Six Months Ended
	June 25, 2011	June 26, 2010	June 25, 2011	June 26, 2010
Display	$15,425,000	$14,257,000	$32,798,000	$25,197,000
III-V	16,006,000	15,932,000	33,567,000	30,446,000

Total Revenues	$31,431,000	$30,189,000	$66,365,000	$55,643,000

12. LITIGATION

The Company may engage in legal proceedings arising in the ordinary course of business. Claims, suits, investigations and proceedings are inherently uncertain and it is not possible to predict the ultimate outcome of such matters and our business, financial condition, results of operations or cash flows could be affected in any particular period.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995, including, without limitation, statements made relating to our belief that we will continually evaluate our estimates used in the preparation of our financial statements; our expectation that sales prices of our III-V products for wireless handset applications and sales of our display products for consumer electronic applications will decline; our belief that we are a leading developer and manufacturer of advanced semiconductor materials and miniature displays; our belief that there will be increased sales of 3G and smart phones in 2011; our belief that there will be an increase in demand of “3G” or “smart phones” in 2011 over 2010; our expectation that revenue will be between $130 million and $140 million for 2011; our expectation that 2011 revenues will primarily be to customers located in the U.S.; our belief that a strengthening of the U.S. dollar could increase the price of our products in foreign markets; our expectation that we will not receive significant additional amounts from the sale of patents; expectation, based on current negotiations with our customers and certain contractual obligations, that the sales prices of certain products will decline in fiscal year 2011; our expectation that sales prices of our displays for military applications will remain relatively flat in 2011 and sales prices of our III-V products will decline; our belief that the overall increase or decrease in the average sales price of our display products will be dependent on the sales mix of commercial and military display sales; our belief that if Kowon’s current activity continues, we may have a triggering event and possible impairment charges on Kowon’s long-lived assets; our expectation that we will expend between $5.0 and $8.0 million on capital expenditures over the next twelve months; our expectation that the market for display products for military applications will not be seasonal; our expectation that prices of our HBT transistor and display products sold for consumer electronic applications will decline by approximately 5 percent during fiscal year 2011, but may decline more depending on final negotiations with our customers; our expectation that our sales will be strongest in the third quarter followed by our second quarter then our fourth quarter and our first quarter; our expectation that market risk associated with our international operations is unlikely to have a material adverse effect on our business, financial condition or results of operation; our belief that our available cash resources will support our operations and capital needs for at least the next twelve months; our belief that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations, and cash flows should not be material; the possibility that we may not reach our revenue projections if sales of smart phones have the industry-estimated constant average growth rate of approximately 35% to 40% over the next five years; the possibility that demand for our military products may decline if the anticipated reduction in military spending occurs; our belief that revenue will not be significant in 2011 from sales of optical pods with microdisplays and license fees from the software; our belief that optical pods with a microdisplays and similar products which incorporate our software will be important for our revenue growth and ability to maintain profitability in successive years; our anticipation of a business model whereby we will sell the optical pod which includes our display products and license the software; our belief that labor and overhead costs are fixed in nature over the short term and therefore profitability is very dependent on the sales prices of our products and volume of sales; our belief that for us to increase gross margins we need to increase manufacturing efficiencies through some combination of increasing the unit volume of sales or reducing fixed costs; our belief that one of the benefits of our display technology is the ability to produce high resolution displays in small form factors; our belief that to generate display revenues with above average gross margins, we will need to increase sales to customers who buy our higher resolution display products, such as the military, or develop new categories, such as eyewear; the potential that the Company may have to pay up to an additional $7,000,000 to the former shareholders of FDD depending upon the revenue FDD achieves in 2011; the possibility that the credit rating of our investments may be affected by the underlying financial health of the guarantors of our investments; the possibility that if we do not perform on a purchase and supply agreement with a significant HBT customer then we could be liable for monetary damages up to a maximum of $40.0 million; our belief that, depending upon the relative success of our consumer oriented products verses our military products, our total display revenues may or may not have a seasonal trend; . These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industries in which we operate, management’s beliefs, and assumptions made by management. In addition, other written or oral statements, which constitute forward-looking statements, may be made by or on behalf of us. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “could”, “seeks”, “estimates”, “possibility”, and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements, whether as a result of new information, future events or otherwise. Factors that could cause or contribute to such differences in outcomes and results include, but are not limited to, those set forth in our periodic filings filed with the Securities and Exchange Commission including our Form 10-K for the fiscal year ended December 25, 2010.

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

We have two principal sources of revenues: product revenues and research and development revenues. Product revenues consist of sales of our Display products and our III-V products, principally gallium arsenide (GaAs) HBT transistor wafers. Research and development revenues consist primarily of development contracts with agencies of the U.S. government. For the three and six months ended June 25, 2011, research and development revenues were $1.8 million and $3.8 million or 6% of total revenues, respectively. This contrasted with $1.1 million and $2.6 million for the corresponding period in 2010.

Results of Operations

The three and six month periods ended June 25, 2011 and June 26, 2010 are referred to as 2011 and 2010, respectively. The year ended period December 25, 2010 is referred to as fiscal year 2010.

Revenues. For the three and six month periods ended June 25, 2011 and June 26, 2010, our revenues, which include product sales and amounts earned from research and development contracts, were as follows (in millions):

	Three Months Ended		Six Months Ended
Revenues (in millions):	June 25, 2011	June 26, 2010	June 25, 2011	June 26, 2010
Display	$15.4	$14.3	$32.8	$25.2
III-V	16.0	15.9	33.6	30.4

Total revenues	$31.4	$30.2	$66.4	$55.6

Revenues from the sale of our III-V products were essentially flat for the three months ended June 25, 2011 as compared to the same period in 2010. The increase in our III-V revenues for the six month period ended June 25, 2011 as compared to the same period in 2010 resulted primarily from an increase in demand from customers who purchase our HBT transistor wafers for use in cellular handsets. We believe there will be an increase in demand of “3G” or “smart phones” in 2011 over 2010. 3G and smart phones offer more functions, for example web browsing, than a standard wireless handset. 3G and smart phones require more HBT transistors than a standard wireless handset to support the increased functionality. We believe the increase in industry sales of 3G and smart phones will continue in 2011.

The increase in Display revenues in 2011 compared to 2010 resulted from an increase in sales of our Display products to customers that use them for military applications. If and when we receive purchase orders and ship our displays for military applications is dependent on the government procurement cycle. Forth Dimension Displays, Ltd. who we acquired in January 2011, had revenues of approximately $1.6 million and $2.5 million for the three and six month periods ended June 25, 2011. Theses revenues were from the sales of displays for consumer electronic applications. Display revenues for military, consumer and R&D applications for 2011 and 2010 were as follows:

	Three Months Ended		Six Months Ended
Display Revenues by Category (in millions )	June 25, 2011	June 26, 2010	June 25, 2011	June 26, 2010
Military Application	$9.2	$10.1	$20.2	$16.4
Consumer Electronic Applications	4.5	3.3	9.0	6.5
Research & Development	1.7	0.9	3.6	2.3

Total	$15.4	$14.3	$32.8	$25.2

We expect revenues of between $130 million and $140 million for fiscal year 2011; however our ability to forecast revenues and results of operations is very limited. Our forecasts are based on our discussions with customers, expectations about U.S. military spending and our expectations about the future global economy and are not based on firm non-cancellable orders. An important element in our projections is the continued increase in sales of smart phones. Industry estimates indicate that sales of smart phones will have a constant average growth rate of approximately 35% to 40% over the next five years. If these forecasts are incorrect we may not reach our revenue projections. The U.S. government is projected to incur large budget deficits for the near future and is expected to reduce spending on military programs as part of the solution to decrease these deficits. As a result of this anticipated reduction in military spending demand for our military products may decline. Our military products have higher profit margins than our other display products. The increase in the Consumer Electronic Applications category is the result of an increase in sales of our products for digital still cameras. Our ability to forecast our revenues in this category is very difficult as sales of our product ultimately depend on how successful our customers are in promoting their digital still cameras models. There are many digital still camera models offered by a number of large consumer electronic companies and it is a very competitive product category.

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

In April 2011 we began offering a software developers kit (SDK) for a head-worn, hands-free cloud computing product that has an optical pod with a microdisplay. We do not believe revenue will be significant in 2011 from sales of this product but we do believe in successive years similar products such as this will be important for our revenue growth and ability to maintain profitability. This is the first product we have developed that has a significant software component. We anticipate a business model whereby we will sell the optical pod which includes our display products and license the software.

The back-end packaging manufacturing process of our displays which are sold for consumer applications is performed at Kowon. Kowon had a net loss of $0.1 million before intercompany eliminations for fiscal year 2010. Sales of our display products for use in consumer electronic applications may decline such that Kowon may have a loss from operations in 2011. If sales of our display products for consumer electronic applications do not increase or new markets are not identified, we may have to record impairment charges on Kowon’s long-lived assets which are recorded in our financial statements at $3.0 million at June 25, 2011.

International sales represented 23% and 24% of product revenues for the six months ended June 25, 2011 and June 26, 2010, respectively. The decrease in international sales is primarily attributable to an increase in sales of our Display products for military applications and III-V products to customers who are primarily U.S.-based. We expect our 2011 revenues will primarily be from customers located in the U.S. International sales are primarily sales of Display products to consumer electronic manufacturers located in Japan, Korea and China and our III-V products to customers in Taiwan. Our international sales are primarily denominated in U.S. currency. Consequently, a strengthening of the U.S. dollar could increase the price in local currencies of our products in foreign markets and make our products relatively more expensive than competitors’ products that are denominated in local currencies, leading to a reduction in sales or profitability in those foreign markets. In addition, sales of our Display products in Korea are transacted through our Korean subsidiary, Kowon whose sales are primarily denominated in U.S. dollars. However, Kowon’s local operating costs are primarily denominated in Korean won. Kowon also holds U.S. dollars in order to pay various expenses. As a result, our financial position and results of operations are subject to exchange rate fluctuation in transactional and functional currency. We have not taken any protective measures against exchange rate fluctuations, such as purchasing hedging instruments with respect to such fluctuations, because of the historically stable exchange rate between the Japanese yen, Korean won and the U.S. dollar.

Cost of Product Revenue

	Three Months Ended		Six Months Ended
Cost of product revenues:	June 25, 2011	June 26, 2010	June 25, 2011	June 26, 2010
Cost of product revenues (in millions):	$19.1	$21.9	$41.1	$39.4
Cost of product revenues as a % of net product revenues	64.6%	75.0%	65.7%	74.3%

Cost of product revenues, which is comprised of materials, labor and manufacturing overhead related to our products, decreased as a percent of revenues by 8.6 % for 2011 as compared to 2010. Our gross margin is affected by increases or decrease in the sales prices of our products, changes in raw material prices, unit volume of sales, manufacturing efficiencies and the mix of products sold. As discussed above, our sales prices for our III-V products and displays sold for commercial applications historically decline on an annual basis. Our overhead costs and, to a lesser extent, our labor costs are normally stable and do not fluctuate significantly during a three or twelve month period. Essentially, we consider labor and overhead costs to be fixed in nature over the short term and therefore profitability is very dependent on the sales prices of our products and volume of sales. Gross margins as a percentage of revenues increased because i) sales of our display products for military applications, which have higher gross margins than our other products, increased as a percentage of our total revenues for 2011 as compared to 2010, ii) revenues from our III-V products increased in 2011 as compared to 2010 which enabled us to leverage the fixed costs to manufacture the III-V products over a higher unit volume thereby reducing the fixed cost per unit, iii) we have reduced labor and overhead expenses over the last twelve months and iv) we are in the process of increasing our III-V production capacity and certain engineering payroll and related expenses are being classified in research & development as the production capacity is installed and qualified with customers. We refer to reducing the fixed cost per unit as manufacturing efficiency. For 2011 we anticipate sale prices of display products for military applications to remain stable and sales prices of our III-V products for wireless handset applications to decline. As a result, in order for us to increase or maintain gross margins we need to increase manufacturing efficiencies through some combination of increasing the unit volume of sales or reducing fixed costs.

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

	Three Months Ended		Six Months Ended
Research and development expense (in millions):	June 25, 2011	June 26, 2010	June 25, 2011	June 26, 2010
Funded	$0.9	$0.8	$2.5	$1.4
Internal	6.2	4.1	11.0	7.8

Total research and development expense	$7.1	$4.9	$13.5	$9.2

Funded R&D expense increased in 2011 as compared to the prior year primarily because of an increase in funded programs from agencies and prime contractors of the U.S. government. Funded R&D expense includes the development of display products for the U.S. military’s Enhanced Night Vision Goggle program.

The increase in internal R&D expenses was primarily attributed to costs for the development of our head worn cloud-computing product, the development of III-V products for 3G and smartphone applications and qualification costs of new production capacity.

Selling, General and Administrative. Selling, general and administrative (S,G&A) expenses consist of the expenses incurred by our sales and marketing personnel and related expenses, and administrative and general corporate expenses.

	Three Months Ended		Six Months Ended
	June 25, 2011	June 26, 2010	June 26, 2010	June 26, 2010
Selling, general and administration expense (in millions):	$4.7	$4.2	$9.1	$7.9
Selling, general and administration expense as a % of revenues	14.9%	14.0%	13.8%	14.1%

The increase in S,G&A expenses in 2011 as compared to 2010 is attributable to $1.4 million of S,G&A incurred by Forth Dimension Displays, Ltd.

Other Income and Expense

	Three Months Ended		Six Months Ended
	June 25, 2011	June 26, 2010	June 25, 2011	June 26, 2010
Other income and expense (in millions):	$0.4	$3.1	$0.5	$4.1

Other income and expense, net, is composed of interest income, foreign currency transaction and remeasurement gains and losses incurred by our Korea, Taiwan and UK based subsidiaries, other-than temporary impairment on marketable debt securities, gains resulting from the sale of investments and license fees. In the three months ended June 25, 2011 and June 26, 2010 we recorded gains of $0.4 million and $1.6 million, respectively, on the sales of equity investments. In the six months ended June 25, 2011 and June 26, 2010 we recorded gains of $0.4 million and $2.2 million, respectively, on the sales of equity investments. For the three months ended June 25, 2011 we recorded $0.3 million of foreign currency losses as compared to $0.7 million of foreign currency gains for the three months ended June 26, 2010. For the six months ended June 25, 2011 we recorded $0.6 million of foreign currency losses as compared to $0.4 million of foreign currency gains for the six months ended June 26, 2010. In addition, in the three and six months ended June 26, 2010 we received a $0.4 million payment which represented amounts held in escrow from the sale of our investment in Kenet on October 3, 2008.

In fiscal year 2008 we entered into an agreement wherein we agreed to sell certain patents we were no longer using, to a party which would attempt to sub-license the patents. Under the terms of the agreement the amount we would receive for the sale of the patents was a percentage of any license fees, after expenses, from the sublicense. For each of the six months ended June 25, 2011 and June 26, 2010, we recorded $0.2 million of license fees from the sale of patents. We do not expect to receive any additional material amounts from the sales of these patents.

Equity Losses in Unconsolidated Affiliate. For the three and six months ended June 25, 2011, the equity loss in unconsolidated affiliate consists of our approximate 12% share of the losses of KoBrite. For the three and six months ended June 26, 2010, the equity loss is a result of our approximate 19% interest in the operating results of KoBrite.

Tax provision. For the three and six months ended June 25, 2011 we recorded a tax provision of $98,000 and $196,000, respectively, compared to provisions of $180,000 and $93,000 for the three and six month periods ended June 26, 2010. Our provision for income taxes is comprised of our estimated alternative minimum tax and state income tax liabilities on our domestic taxable earnings and estimated foreign taxes due on our Korean and Taiwanese subsidiaries’ taxable earnings.

Net (loss) income attributable to noncontrolling interest. We own approximately 78% of the equity of Kowon and approximately 90% of the equity of KTC. Net (loss) income attributable to noncontrolling interest on our consolidated statement of operations represents the portion of the results of operations of our majority owned subsidiaries which is allocated to the shareholders of the equity interests not owned by us. The change in net (loss) income attributable to noncontrolling interest is the result of the change in the results of operations of Kowon and the addition of the income attributable to the noncontrolling interests in KTC.

Acquisition of Forth Dimension Displays

On January 11, 2011, we purchased all of the outstanding common stock of Forth Dimension Displays Ltd. (FDD) for approximately $11.0 million plus contingent consideration. In addition to the $11.0 million cash paid there is up to an additional $7.0 million we may have to pay the former shareholders of FDD depending upon the revenue FDD achieves in 2011. Management currently estimates that the fair market value of the contingent consideration is zero.

As a result of this transaction we own 100% of the outstanding stock of FDD. Accounting standards for business combinations require that an acquiring entity measures and recognizes identifiable assets acquired and liabilities assumed at the acquisition date fair value with limited exceptions. We have not yet completed our evaluation of the fair market value of the identifiable assets acquired and liabilities assumed. Final determination of the fair values may result in further adjustments to the values below. In addition, the purchase agreement required that FDD have a net working capital of $1.3 million at the acquisition date and any shortages or overages resulted in a dollar for dollar decrease or increase, respectively, in the purchase price. The final net working capital amount has not yet been agreed upon by the parties. The transaction costs of approximately $0.2 million for the acquisition of FDD were expensed as incurred and recorded as selling, general and administrative expenses. Additional information, which existed as of the acquisition date but was at that time unknown to us, may become known to us during the remainder of the measurement period, a period not to exceed 12 months from the acquisition date. Changes to amounts recorded as assets or liabilities may result in a corresponding adjustment to goodwill. The goodwill will not be deductible for tax purposes.

The preliminary allocation of the purchase price is as follows:

	Jan 10, 2011 (As initially reported)	Measurement period adjustments	Jan 10, 2011 (As adjusted)
Cash and marketable securities	$1,000,605	$—	$1,000,605
Accounts receivable	338,917	2,239	341,156
Inventory	1,009,738	(371,407)	638,331
Plant and equipment	1,500,202	—	1,500,202
Other identifiable assets	247,711	—	247,711
Customer relationships	3,100,000	200,000	3,300,000
Developed technology	1,000,000	100,000	1,100,000
Trademark portfolio	160,000	60,000	220,000
Identifiable liabilities	(1,641,664)	(310,800)	(1,952,464)
Goodwill	5,538,491	(934,032)	4,604,459

Total	$12,254,000	$(1,254,000)	$11,000,000

The gross contractual receivables are approximately $845,000.

The goodwill balance is as follows:

Goodwill, December 26, 2010	$—
Goodwill from the acquisition of FDD at Jan. 10, 2011	5,538,491
Change in goodwill	(934,032)
Foreign currency translation	137,051

Goodwill, June 25, 2011	$4,741,510

The identified intangible assets will be amortized on a straight-line basis over the following lives:

Years
Customer relationships	7
Developed technology	7
Trademark portfolio	7

We recognized approximately $317,000 in amortization for the six months ended June 25, 2011 related to its intangible assets.

The following unaudited supplemental pro forma disclosures are provided for the three and six months ended June 26, 2010, assuming the acquisition of the controlling interest in FDD had occurred as December 27, 2009 (the first day of the Company’s 2010 fiscal year). All intercompany transactions have been eliminated.

	Three Months Ended June 26, 2010	Six Months Ended June 26, 2010
Revenue	$31,711,000	$58,445,000
Net Income	$1,923,000	$2,967,000

Liquidity and Capital Resources

As of June 25, 2011, we had cash and equivalents and marketable securities of $99.3 million and working capital of $123.9 million compared to $111.0 million and $132.1 million, respectively, as of December 25, 2010. The change in cash and equivalents and marketable securities was primarily due to cash provided by operating activities of $3.5 million, the acquisition of Forth Dimension Displays Ltd, for $10.1 million, net of cash acquired, investments in capital equipment of $3.9 million and the repurchase of our common stock of $1.9 million.

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

We lease facilities located in Taunton and Westborough, Massachusetts, and Scotts Valley, California, under non-cancelable operating leases. We have two Taunton facilities, one whose lease expires in 2012 and the other in 2020. The Taunton lease which expires in 2020 may be extended for an additional 10 year term. The Westborough and Scotts Valley leases expire in 2012.

We expect to expend between $5.0 million and $8.0 million on capital expenditures over the next twelve months, primarily for the acquisition of equipment relating to the production of our III-V and Display products.

We have entered into a product development agreement under which we have agreed to fund up to $3.2 million of development expenses if certain milestones are achieved.

As of June 25, 2011, we had tax loss carry-forwards, which may be used to offset future federal taxable income. We may be subject to alternative minimum taxes, foreign taxes and state income taxes depending on our taxable income and sources of taxable income.

Historically we have financed our operations primarily through public and private placements of our equity securities, research and development contract revenues, and sales of our III-V and Display products. We believe our available cash resources will support our operations and capital needs for at least the next twelve months.

Seasonality

The consumer markets we sell into are traditionally seasonal and we would expect that our third quarter would be our strongest sales quarter for sales of our displays to customers who use them in consumer electronic applications and sales of our III-V products, followed by our second quarter then our fourth quarter and our first quarter would be our lowest sales quarter. Sales of our military products are dependent on the government procurement process. Depending upon the relative success of our consumer oriented products verses our military products our total display revenues may or may not have a seasonal trend. Our principle III-V product is our HBT transistors and revenues from the sales of HBT transistors has not demonstrated the seasonal pattern over the last two years that we would expect.

Contractual Obligations

The following is a summary of our contractual payment obligations for operating leases as of June 25, 2011:

Contractual Obligations	Total	Less than 1 year	1-3 Years	3-5 years	More than 5 years
Operating Lease Obligations	$5,828,100	$1,351,112	$1,745,362	$1,688,688	$1,042,938

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 25, 2011 and designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

In addition to the other information set forth in this report and the risk factor set forth below, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended December 25, 2010 and our Form 10-Q for the three months ended March 26, 2011. The risks discussed in our Annual Report on Form 10-K could materially affect our business, financial condition and future results. The risks described in our Annual Report on Form 10-K and Form 10-Q are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or operating results.

We have $31,662,096 invested in U. S. Government Securities. In addition we have $31,232,399 invested in money markets and cash equivalents. The money markets and cash equivalents also invest in U.S. Government Securities. The U. S. Government has stated that due to budgetary issues it may default on certain obligations. If the U.S. Government defaults, the value of our securities may decline.

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

Period	Total number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar of Shares that May Yet Be Purchased Under the Plans or Programs
March 27, 2010 through April 23, 2011	74,047	$4.55	73,103	$14,099,185
April 24, 2011 through May 21, 2011	96,718	$4.73	96,718	$13,641,803
May 22, 2011 through June 25, 2011	113,032	$4.86	112,878	$13,092,675

Total	283,797	$4.74	282,699

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Reserved

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Amendment to Certificate of Incorporation (2)

3.3	Amendment to Certificate of Incorporation (2)

3.4	Fourth Amended and Restated By-laws (3)

31.1	Certificate of John C.C. Fan, Chief Executive Officer of the Registrant, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

31.2	Certificate of Richard A. Sneider, Chief Financial Officer of the Registrant, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.1	Certificate of John C.C. Fan, Chief Executive Officer of the Registrant, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2	Certificate of Richard A. Sneider, Chief Financial Officer of the Registrant, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Label Linkbase Document*

101.PRE	XBRL Taxonomy Presentation Linkbase Document*

*	Submitted electronically herewith
(1)	Filed as an exhibit to Registration Statement on Form S-1, File No. 33-57450, and incorporated herein by reference
(2)	Filed as an exhibit to Quarterly Report on Form 10-Q for the quarterly period July 1, 2000 and incorporated by reference herein
(3)	Filed as an exhibit to Annual Report on Form 8-K filed on December 12, 2008 and incorporated herein by reference.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at June 25, 2011 and December 25, 2010, (ii) Consolidated Statements of Operations as of June 25, 2011 and June 26, 2010, (iii) Consolidated Statement of Changes in Shareholders’ Equity for the six months ended June 25, 2011, (iv) Consolidated Statements of Cash Flows for the six months ended June 25, 2011 and June 26 2010, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

In accordance with Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KOPIN CORPORATION (Registrant)

Date: August 4, 2011	By:	/S/ JOHN C.C. FAN
John C.C. Fan
President, Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

Date: August 4, 2011	By:	/S/ RICHARD A. SNEIDER
Richard A. Sneider
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)