Form 10-K
period 2011-12-31
KOPIN CORP
filed 2012-03-15
CIK 771266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 25, 2011 (the last business day of the most recent second fiscal quarter) the aggregate market value of outstanding shares of voting stock held by non-affiliates of the registrant was $304,717,934.

As of March 9, 2012, 67,016,963 shares of the registrant’s Common Stock, par value $.01 per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to its 2012 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

Part I

Forward Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995, including, without limitation, statements made relating to our expectation that sales to Skyworks Solutions and the customers who use our displays for military applications will represent a significant portion of our revenues for 2012; our expectation that we will continue developing HBT transistor wafers and other gallium arsenide products for advanced integrated circuit applications from other compound materials; our expectation that we will continue to pursue other U.S. government development contracts for applications that relate to our commercial product applications; our expectation that sales of our III-V products for wireless handset applications and our display products for consumer electronic applications will decline; our belief that products using HBT transistor wafers are easier to design, which can translate into reduced component costs and smaller equipment; our expectation that we will prosecute and defend our proprietary technology aggressively; our belief that it is important to invest in research and development to remain profitable even during periods when we are not profitable; our belief that we are a leading developer and manufacturer of advanced semiconductor materials and miniature displays; our belief that our products enable our customers to develop and market an improved generation of products; our belief that there will be increased sales of 3G, 4G and smart phones in 2012; our statement that we may make equity investments in companies; our expectation that KoBrite will incur additional losses in the near term; our expectation that revenue will be between $110 million and $120 million for 2012; our expectation that 2012 revenues will primarily be to customers located in the U.S.; our belief that a strengthening of the U.S. dollar could increase the price of our products in foreign markets; our expectation that a manufacturing/distribution partner will commence selling Golden-i products in 2012; our expectation that we will not receive additional amounts from the sale of patents; our expectation that our CyberDisplay products will benefit from further general technological advances in the design and production of integrated circuits and active matrix LCDs, resulting in further improvements in resolution and miniaturization; our expectation that a significant reduction or delay in orders from any of our significant military customers could result in us not being able to achieve profitability in 2012; our belief that our HBT transistor wafers offer greater power efficiency, improved signal quality and less complexity over gallium arsenide field effect transistors; our belief that our manufacturing process offers greater miniaturization, reduced cost, higher pixel density, full color capability and lower power consumption compared to conventional active matrix LCD manufacturing approaches; our expectation not to pay cash dividends for the foreseeable future and to retain earnings for the development of our businesses; our expectation, based on current negotiations with our customers and certain contractual obligations, that the sales prices of certain products will decline in fiscal year 2012; our expectation that sales prices of our displays for military applications will remain relatively flat in 2012; our plan to base production and inventory levels based on internal forecasts of customer demands; our belief that the overall increase or decrease in the average sales price of our display products will be dependent on the sales mix of commercial and military display sales; our belief that we may have impairment charges on Kowon’s long-lived assets; our expectation that we will expend between $5.0 and $8.0 million on capital expenditures over the next twelve months; our intent to reduce our per unit production costs primarily through increasing manufacturing yield, lowering fixed costs per unit through increased sales volume, and increasing productivity and efficiency; our expectation that the market for display products for military applications will not be seasonal; our expectation that prices of our HBT transistor and display products sold for consumer electronic applications will decline by approximately 5 to 7 percent during fiscal year 2012, but may decline more depending on final negotiations with our customers; our expectation that competition will increase; our belief that our CyberDisplay products are well suited for new applications such as reading e-mail and browsing the Internet using digital wireless devices and other consumer electronics devices; our belief that small form factor displays will be a critical component in the development of advanced wireless communications systems; our belief that general technological advances in the design and fabrication of integrated circuits, LCD technology and LCD manufacturing processes will allow us to continue to enhance our CyberDisplay product manufacturing process; our expectation that a significant market for new wireless communication devices, including personal entertainment systems, will develop; our belief that continued introduction of new products in our target markets is essential to our growth; our belief that our future success will depend primarily upon the technical expertise, creative skills and management abilities of our officers and key employees rather than on patent ownership; our belief that our available cash resources will support our operations and capital needs for at least the next twelve months; and our belief that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations, and cash flows should not be material. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industries in which we operate, management’s beliefs, and assumptions made by management. In addition, other written or oral statements, which constitute forward-looking statements, may be made by or on behalf of us. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “could”, “seeks”, “estimates”, and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements, whether as a result of new information, future events or otherwise. Factors that could cause or contribute to such differences in outcomes and results include, but are not limited to, those discussed below in Item 1A and those set forth in our other periodic filings filed with the Securities and Exchange Commission.

Item 1.	Business

Introduction

We were incorporated in Delaware in 1984 and are a leading developer and manufacturer of III-V products and miniature flat panel displays. We use our proprietary semiconductor material technology to design, manufacture and market our products. Our products enable our customers to develop and market an improved generation of products for applications in wireless and consumer electronic devices. Our fiscal year ends on the last Saturday in December. The fiscal years ended December 31, 2011, December 25, 2010 and December 26, 2009 are referred to herein as fiscal years 2011, 2010 and 2009, respectively. Our principal executive offices are located at 200 John Hancock Road, Taunton, Massachusetts. Our telephone number is (508) 824-6696.

We commercially develop and manufacture Gallium Arsenide-based heterojunction bipolar transistor wafers (HBT transistor wafers) and other commercial semiconductor products that use Gallium Nitride and Gallium Arsenide-based substrates. We collectively refer to our products based on compound semiconductor materials, which primarily consists of our HBT transistor wafers, as our “III-V” products because we use elements categorized on the III and V columns of the periodic table of elements to manufacture such products. Our HBT transistor wafers are customer-specific arrays of vertically oriented transistors that our customers use primarily to produce high performance integrated circuits for wireless communications products. Sales of our HBT transistor wafers to Skyworks Solutions, Inc. (Skyworks Solutions) accounted for approximately 28%, 25% and 20% of our total revenues for fiscal years 2011, 2010 and 2009, respectively. Skyworks Solutions also uses the foundry services of Advanced Wireless Semiconductor Company (AWSC) to process our HBT transistor wafers on its behalf. We sell HBT transistor wafers directly to AWSC for eventual resale by AWSC to Skyworks Solutions and its other customers. Although we do not know exactly how much of our sales to AWSC are for Skyworks we believe an investor should view our sales to Skyworks Solutions and AWSC in the aggregate when evaluating the importance of Skyworks Solutions as a customer to Kopin. Sales to AWSC were 9%, 12% and 8%, of our 2011, 2010 and 2009 revenues, respectively. In addition to Skyworks Solutions, original equipment manufacturers such as RF Micro Devices and TriQuint Semiconductor purchase our HBT transistor wafers.

Our CyberDisplay™ products consist of miniature, high performance, high resolution displays either sold separately or in various configurations with optical lenses and electronics contained in either plastic or metal housings. Current applications which include our CyberDisplay products are military devices such as thermal weapon sights and consumer devices such as camcorders, digital cameras, and devices that are capable of browsing the Internet using digital wireless devices and viewing video from other consumer electronics devices such as MP3 or iPod™ storage devices. We have sold our CyberDisplay product to Samsung Electronics Co., Ltd. (Samsung) for use in digital camcorders, Eastman Kodak Company (Kodak), Olympus Corporation

(Olympus) and Fuji Corporation (Fuji) for digital still cameras and DRS Technologies, BAE Systems (through a third party QiOptic), Raytheon and ITT for use in military applications. For fiscal years 2011, 2010 and 2009, significant display customers were as follows: (Note the caption “Military Customers in Total” in the table below includes Raytheon, DRS Technologies and QiOptic but excludes research and development contracts (“*” denotes that the customer’s revenues were less than 10% of our total company revenues))

Customer	Percent of Total Revenues
	2011	2010	2009
Military Customers in Total	30%	33%	45%
Raytheon Company	12%	18%	14%
DRS Technologies	*	*	19%

Our Golden-i™ product is a head worn computer headset which we developed that includes a microprosessor and an optical pod which includes a CyberDisplay product. In 2010, we entered into a license agreement with a customer who acquired the exclusive rights to develop Golden-i products for the industrial market. In 2011 we commenced selling Golden-i Developer Kits which provided the basic functionality in order to spur interest from potential end customers of our licensee and also software application developers. Sales of the Golden-i Developer Kits were diminimis in 2011 and we do not expect significant revenue from this product in 2012.

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

Golden-i™ Products

Laptop computers, PCs and tablets are used in the work place as stand alone devices or as part of systems. These devices require the user to operate a key board for data input and information retrieval. If the user of these devices works outdoors or in environments with similar conditions the device may have to be “ruggedized”, which adds weight, increases its size and adds cost. The display performance of these devices is affected by ambient lighting conditions. In addition if the user is required to wear gloves in the performance of their responsibilities the use of the key board may be inefficient.

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

CyberDisplay™ Products

Our principal CyberDisplay products are miniature high density color or monochrome active matrix LCDs with resolutions which range from approximately 320 x 240 resolution to 1280 x 1024 resolution, a device with a single display, backlight and optics in a plastic housing which we call an Electronic Viewfinder or EVF, a device which contain two CyberDisplays, light emitting diodes, optics and electronics in a plastic housing which we call a Binocular Display Module or BDM, and thermal weapon sight eyepieces which contain a CyberDisplay, light emitting diode, optics, and electronics in a hermetically sealed housing. In contrast to current passive matrix and active matrix LCD approaches, our CyberDisplay products utilize high quality, single crystal silicon—the same high quality silicon used in conventional integrated circuits. This single crystal silicon is not grown on glass; rather, it is first formed on a silicon wafer and patterned into an integrated circuit (including the active matrix, driver circuitry and other logic circuits) in an integrated circuit foundry. The silicon wafer is then sent to our facilities and the integrated circuit is lifted off as a thin film and transferred to glass using our proprietary Wafer™ Engineering technology, so that the transferred layer is a fully functional active matrix integrated circuit.

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

Our use of high quality single crystal silicon in the manufacture of our CyberDisplay products offers several performance advantages. The color CyberDisplay displays we sell generate colors by using color filters with a white backlight. Color filter technology is a process in which display pixels are patterned with materials, which selectively absorb or transmit the red, green or blue colors of light.

Our CyberDisplay displays have the additional advantage of being fabricated using conventional silicon integrated circuit lithography processes. These processes enable the manufacture of miniature active matrix circuits, resulting in comparable or higher resolution displays relative to passive and other active matrix displays that are fabricated on glass. Our production partners, United Microelectronics Corporation, or UMC, and MagnaChip, fabricate integrated circuits for our CyberDisplay displays in their foundries in Taiwan and Korea, respectively. The fabricated wafers are then returned to our facilities, where we lift the integrated circuits off the silicon wafers and transfer them to glass using our proprietary technology. The transferred integrated circuits are then processed and packaged with liquid crystal at our Westborough, Massachusetts facility. The packaged units are then assembled into display panels at our Seoul Korea facility, Kowon Technology Co., Ltd. (Kowon), if the display is to be used in a commercial application or at our Westborough, Massachusetts facility if the display is to be used in a military application, and shipped to customers. This arrangement allows us to benefit from UMC’s and MagnaChip’s economies of scale and advanced fabrication processes. We expect our CyberDisplay displays will benefit from further general technological advances in the design and production of integrated circuits and active matrix LCDs, resulting in further improvements in resolution and miniaturization.

After the CyberDisplay display has been packaged and if it is to be used in a weapon sight such as a thermal weapon sight, the packaged display is sent to our “Higher Level Assembly” or HLA, where it is incorporated in to a module we manufacture. We offer a variety of models with varying levels of complexity but common to all is a light emitting diode, optics and electronics in a housing unit.

Golden-i™ Technology

Our Golden-i™ technology is a head –worn computer headset that we developed that includes an optical pod which includes a CyberDisplay product, a microprocessor, memory and various software packages we licensed that are managed by an operating software we developed. The Golden-i product is placed on the user’s head as a stand alone unit or may be incorporated with a “hard” hat and performs its functions through voice commands and head gestures. The system allows the user to access information or operate remote devices through the internet using WiFi or Bluetooth or potentially other wireless networks. The optical pod allows the user to view information such as technical diagrams, streaming video or face to face communication. When viewing schematics or similar documents the user is capable of zooming-in to see finer details or zooming out to see an entire system perspective. The Golden-i product has a camera feature which enables the user to stream live video to a Remote Subject Matter Expert so that both the user and expert can analyze the issue at the same time. Our Golden-i products are significantly lighter than competing solutions such as laptops, PCs or tablets. We believe our Golden-i technology will provide for increased worker productivity, safety and improved manufacturing quality through more efficient issue resolution and improved communication.

Strategy

Our strategy is to develop products which are centered on the mobile world. Our III-V products improve the speed and volume of voice and data which can be transmitted wirelessly to mobile devices such as 3G and 4G smartphones, our micro display was created to be the destination point for the data flowing over the wireless networks and our Golden-i device is designed to provide a hands-free remote access, control and collaboration via the internet through the wireless networks. Our objective is to be the leading supplier of advanced semiconductor materials and miniature displays and display systems that enable our customers to develop and manufacture differentiated communications, military, industrial and consumer electronic devices in high volumes. The critical elements of our strategy include:

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

•

Increase the Number of Product Designs That Use Our Components.    Our goal is to grow sales of our components and systems by increasing the number and type of products into which they are incorporated. Our product lines are subject to long design lead-times and we work closely with our customers to help them design and develop cost-effective products based on our III-V and CyberDisplay products. We use an aggressive pricing strategy as an inducement for manufacturers of consumer electronics and wireless communications products to integrate our products into their products.

•

Reduce Production Costs.    We intend to reduce our per unit production costs primarily through increasing manufacturing yield, lowering fixed costs per unit through increased sales volume, and increasing productivity and efficiency. We plan to increase productivity and efficiency by migrating the CyberDisplay production line which uses 6 inch diameter wafers to a production line which uses 8 inch diameter wafers, and shifting III-V production from primarily production on 4 inch wafers to 6 inch wafers and consolidating facilities.

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

Markets and Customers

III-V Products

We develop and manufacture customer and application specific HBT transistor wafers for advanced integrated circuit applications. We believe we are one of the world’s leading suppliers of HBT transistor wafers and currently support volume production of four-inch and six-inch HBT transistor wafers. Our primary HBT transistor wafer products are based on indium gallium arsenide (InGaP), aluminum gallium arsenide (AlGaAs) and gallium nitride (GaN) vertical layer structures. We also offer customers pseudomorphic high electron mobility transistors (pHEMT) and BiHEMTs, a product which combines the HBT and pHEMTs into a single structure. We vary our manufacturing process to create customized HBT transistor wafer products for customers. For fiscal years 2011, 2010 and 2009, sales of III-V products accounted for 51%, 52% and 40% of our revenues, respectively.

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

We design our HBT transistor wafers in collaboration with our customers’ engineering teams in order to create customized products that meet their specific application needs. Our largest customer for our HBT transistor wafers is Skyworks Solutions. Skyworks Solutions also uses the foundry services of Advanced Wireless Semiconductor Company to process our HBT transistor wafers on its behalf. We sell HBT transistor wafers directly to AWSC for eventual resale by AWSC to Skyworks Solutions and their other customers. Other customers of our gallium arsenide products include RF Micro Devices and TriQuint Semiconductor. For fiscal years 2011, 2010 and 2009, sales of gallium arsenide products to Skyworks Solutions accounted for approximately 28%, 25%, and 20% of our total revenues, respectively. Sales to AWSC in 2011, 2010 and 2009 were 9%, 12% and 8% of our 2011, 2010 and 2009 revenues, respectively. Although we do not know exactly how much of our sales to AWSC are for products sold to Skyworks Solutions, we believe an investor should view our sales to Skyworks Solutions and AWSC in the aggregate for evaluating the importance of Skyworks Solutions as a customer to Kopin. We have a supply agreement with Skyworks Solutions which is scheduled to terminate in July 2012, excluding the agreement’s last buy option.

CyberDisplay™ Products

We currently sell our CyberDisplay products to our customers as either a single display component, a unit which includes a lens and backlight (referred to as an electronic view finder or EVF), or a complete module, which includes the display, lens, backlight, focus mechanism and electronics, which are assembled in a plastic or metal housing (referred to as a binocular display module or BDM for commercial customers and higher level assemblies or HLA for military customers). Eyewear is the term we use to describe a device which is worn in a similar fashion as eye glasses to view images. Our customers either buy individual displays or a BDM from us to create an Eyewear product. We provide our CyberDisplay products to Samsung, Olympus, Fuji and Sanyo for use in digital camcorders and cameras and to the U.S. military and certain foreign governments for use in military applications.

In order for our CyberDisplay products to function properly in their intended applications, integrated circuit chip sets generally are required. Several companies have designed integrated circuit chip sets to work with our CyberDisplay products and our customers can procure these chip sets directly from the manufacturer or through us.

For fiscal years 2011, 2010 and 2009, sales to military customers, excluding research and development contracts, as a percentage of total revenue were 30%, 33% and 45%, respectively.

For fiscal years 2011, 2010 and 2009, research and development revenues, primarily from multiple contracts with various U.S. governmental agencies, accounted for approximately 4%, 3% and 6%, respectively, of our total revenues.

Golden-i™ Products

Our business model is to generate revenues by licensing for a royalty fee the Golden-i technology and knowhow, which includes the operating software and patented product designs, and selling a CyberDisplay product to a partner who develops and manufactures or distributes products based on the Golden-i technology. Our revenues in 2011 from the sale of Golden-i Development Kits were not significant and while we anticipate our licensee customer will introduce a product in 2012, we do not believe the revenues will be material in 2012.

For additional information with respect to our operating segments including sales and geographical information, see footnote 13 to our Financial Statements for the year ended December 31, 2011 included with this Form 10-K.

Sales and Marketing

We principally sell our III-V products directly to integrated circuit manufacturers in the United States and Asia. We sell our consumer electronic CyberDisplay products both directly and through distributors to original equipment manufacturers. We sell our military CyberDisplay products directly to prime contractors of the U.S. government or foreign governments. Our strategy is to license our Golden-i technology to customers who will develop end user products. For both our III-V and CyberDisplay products we have a few customers who purchase in large volumes and many customers who buy in small volumes as part of their product development efforts. “Large volume” is a relative term. For consumer display customers purchases may be in the tens of thousands per week whereas military customers may purchase less than two thousand per month.

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

Our design and engineering staff is actively involved with a customer during all phases of prototype design and production by providing engineering data, up-to-date product application notes, regular follow-up and technical assistance. In most cases, our technical staff works with each customer in the development stage to identify potential improvements to the design of the customer’s product in parallel with the customer’s effort. We have established a prototype product design group in Scotts Valley, California to assist our military CyberDisplay and Golden-i customers with incorporating our products into their products and to accelerate their design process, achieving cost-effective and manufacturable products, and ensuring a smooth transition into high volume production. This group is also actively involved with research and development contracts for military applications.

Product Development

We believe that continued introduction of new products in our target markets is essential to our growth. Our commercial display products tend to have one to three year life cycles. We have assembled a group of highly skilled engineers who work internally as well as with our customers to continue our product development efforts. For the Golden-i products we develop software using both internal and external resources. For fiscal years 2011,

2010 and 2009 we incurred total research and development expenses of $25.9 million, $19.7 million and $14.1 million, respectively. Included in total research and development expenses are our internal development programs for new HBT and CyberDisplay products and development of the processes to manufacture CyberDisplay products using 8 inch wafers, which were $22.1 million, $17.0 million and $10.6 million, respectively, for fiscal years 2011, 2010 and 2009.

III-V Products

We intend to continue developing HBT transistor wafers and other gallium arsenide products for advanced integrated circuit applications from other compound materials. We are working with current and potential customers in the development of the next generation of HBT transistor wafers, including developing GaN (Gallium Nitride) HEMT (high electron mobility transistor) wafers.

CyberDisplay™ Products

Our product development efforts are focused towards continually enhancing the resolution, performance and manufacturability of our CyberDisplay products. A principal focus of this effort is the improvement of manufacturing processes for very small active matrix pixels with our eight inch line, which we will use in succeeding generations of our CyberDisplay products. The pixel size of our current CyberDisplay products ranges from 8.4 to 15 microns. These pixel sizes are much smaller than a pixel size of approximately 100 microns in a typical laptop computer display. The resolutions of our current commercially available CyberDisplay products are 320 x 240, 432 x 240, 640 x 480, 854 x 480, 800 x 600 and 1,280 x 1,024 pixels. In addition, we have demonstrated 2,048 x 2,048 resolution displays in a 0.96-inch diagonal size. We are also working on further decreasing the power consumption of our CyberDisplay products. Additional display development efforts include expanding the resolutions offered, increasing the quantity of CyberDisplay’s active matrix pixel arrays processed on each wafer by further reducing the display size, increasing the light throughput of our pixels, increasing manufacturing yields, and increasing the functionality of our HLA products.

Golden-i™ Products

Our product development efforts are primarily focused on operating and application software development, improving the optics of the display pod and reducing the size and power consumption of the unit.

Funded Research and Development

We have entered into various development contracts with agencies and prime contractors of the U.S. government. These contracts help support the continued development of our core technologies. We intend to continue to pursue U.S. government development contracts for applications that relate to our commercial and military product applications. Our contracts with U.S. government agencies and prime contractors to the U.S. government contain certain milestones relating to technology development and may be terminated by the government agencies prior to completion of funding. Our policy is to retain our proprietary rights with respect to the principal commercial applications of our technology. To the extent technology development has been funded by a U.S. federal agency, under applicable U.S. federal laws the federal agency has the right to obtain a non-exclusive, non-transferable, irrevocable, fully paid license to practice or have practiced this technology for governmental use. Revenues attributable to research and development contracts for fiscal years 2011, 2010 and 2009 totaled $5.7 million, $3.8 million and $6.5 million, respectively.

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

CyberDisplay™ Products

The commercial display market is highly competitive and is currently dominated by large Asian-based electronics companies including Sharp, Hitachi, Seiko, Toshiba, Sony, NEC and Sanyo. The display market consists of multiple segments, each focusing on different end-user applications applying different technologies. Competition in the display field is based on price and performance characteristics, product quality and the ability to deliver products in a timely fashion. The success of our display product offerings will also depend upon the adoption of our CyberDisplay products by consumers as an alternative to traditional active matrix LCDs and upon our ability to compete against other types of well-established display products and new emerging display products. Particularly significant is the consumer’s willingness to use a near eye display device, a display viewed in a similar fashion as using a set of binoculars, as opposed to a direct view display which may be viewed from a distance of several inches to several feet. We cannot be certain that we will be able to compete against these companies and technologies or that the consumer will accept the use of such eyewear in general or our form factor specifically.

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

Golden-i™ Products

The markets Golden-i products are targets to currently use laptop computers, personal computers, tablets, ruggedized portable computers referred to as ‘tough books” and a variety of hand-held devices. This market is extremely competitive and is served by companies such as Panasonic, Toshiba, Dell, HTC, Hewlett Packard, Apple, Sony and Samsung.

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

We cannot be certain that foreign intellectual property laws will protect our intellectual property rights or that others will not independently develop similar products, duplicate our products or design around any patents issued or licensed to us. Our products might infringe the patent rights of others, whether existing now or in the future. For the same reasons, the products of others could infringe our patent rights. We may be notified, from time to time, that we could be or we are infringing certain patents and other intellectual property rights of others. Litigation, which could be very costly and lead to substantial diversion of our resources, even if the outcome is favorable, may be necessary to enforce our patents or other intellectual property rights or to defend us against claimed infringement of the rights of others. These problems can be particularly severe in foreign countries. In the event of an adverse ruling in litigation against us for patent infringement, we might be required to discontinue the use of certain processes, cease the manufacture, use and sale of infringing products, expend significant resources to develop non-infringing technology or obtain licenses to patents of third parties covering the infringing technology. We cannot be certain that licenses will be obtainable on acceptable terms, if at all, or that damages for infringement will not be assessed or that litigation will not occur. The failure to obtain necessary licenses or other rights or litigation arising out of any such claims could adversely affect our ability to conduct our business as we presently conduct it.

We also attempt to protect our proprietary information with contractual arrangements and under trade secret laws. We believe that our future success will depend primarily upon the technical expertise, creative skills and management abilities of our officers and key employees rather than on patent ownership. Our employees and consultants generally enter into agreements containing provisions with respect to confidentiality and employees generally assign rights to us for inventions made by them while in our employ. Agreements with consultants generally provide that rights to inventions made by them while consulting for us will be assigned to us unless the assignment of rights is prohibited by the terms of any agreements with their regular employers. Agreements with employees, consultants and collaborators contain provisions intended to further protect the confidentiality of our proprietary information. To date, we have had no experience in enforcing these agreements. We cannot be certain that these agreements will not be breached or that we would have adequate remedies for any breaches. Our trade secrets may not be secure from discovery or independent development by competitors.

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

Investments in Related Businesses

On January 11, 2011, we purchased 100% of the outstanding common stock of Forth Dimension Displays Ltd. (FDD) for approximately $11,000,000 of cash plus contingent consideration. The contingent consideration could have been earned depending upon the revenue FDD achieved in 2011, however FDD did not achieve the required revenue milestone and no additional consideration was due. Commencing in the first quarter of 2011 we consolidated the financial results of FDD.

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

From Kopin Taiwan Corp’s (KTC) inception in 2002 through July 2009 the Company owned approximately 35% of KTC. In July 2009, the Company purchased 19,572,468 and 128,226 shares of KTC common stock for approximately $5,975,000 and $300,000, respectively, which increased the Company’s ownership to approximately 87%. Accordingly since July 2009 the Company has included KTC in its consolidated financial statements. In 2010, the Company purchased 14,349,809 shares of KTC common stock for approximately $6,150,000 to increase the Company’s ownership to approximately 90%.

One of our Directors is chairman of KTC and owns approximately 1% of the outstanding common stock of KTC.

We have a 12% interest in KoBrite, and are accounting for our ownership interest using the equity method. We recorded equity losses from our investment in KoBrite of $0.3 million, $0.6 million and $0.3 million in fiscal years 2011, 2010 and 2009, respectively.

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

Employees

As of December 31, 2011, our consolidated business employed 365 full-time and 5 part-time individuals. Of these, 14 hold Ph.D. degrees in Material Science, Electrical Engineering or Physics. Our management and professional employees have significant prior experience in semiconductor materials, device transistor and display processing, manufacturing and other related technologies. None of our employees are covered by a collective bargaining agreement. We consider relations with our employees to be good.

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

Executive Officers of the Registrant

The following sets forth certain information with regard to our executive officers as of March 4, 2011 (ages are as of December 31, 2011):

Officers

John C.C. Fan, age 68

•	President, Chief Executive Officer and Chairman

•	Founded Kopin in 1985

Richard A. Sneider, age 51

•	Treasurer and Chief Financial Officer

•	Joined Kopin 1998

Hong Choi, age 60

•	Vice President and Chief Technology Officer

•	Joined Kopin in 2000

Bor-Yeu Tsaur, age 56

•	Executive Vice President—Display Operations

•	Joined Kopin in 1997

Michael Presz, age 58

•	Vice President—Government Programs and Special Projects

•	Joined Kopin in 1994

Daily Hill, age 54

•	Senior Vice President—III-V Operations

•	Joined Kopin in 1987

Item 1A.	Risk Factors

The global economy in general and the United States economy specifically are experiencing a historic period of uncertainty which could impact our financial results and stock price, among other things.    The United States economy is experiencing high levels of unemployment as compared to the recent past, large federal budget deficits and anticipated declining expenditures on military programs. These issues could have a severe adverse effect on our business and results of operation.

We have experienced a history of losses and have a significant accumulated deficit.    Since inception, we have incurred significant net operating losses. As of December 31, 2011 we had an accumulated deficit of $124.0 million. We believe that our products are targeted towards markets that are still developing and our competitive strength is creating new technologies. Accordingly we believe it is important to continue to invest in research and development even during periods when we are not profitable. Our philosophy and strategies may result in our incurring losses from operations and negative cash flow.

Our revenues, profitability and cash flows could be negatively affected if sales of our CyberDisplay products for military applications significantly decline.    A significant part of our fiscal year 2011 income from operations and our strategy to maintain profitability in fiscal year 2012 and beyond is to sell our CyberDisplay products for use in U.S. military applications because these products are sold with higher margins than our commercial display or III-V products. Our ability to continue to generate revenues and profits from sales to the U.S. military will be affected by the following events:

•

The U.S. federal government has incurred and is expected to continue to incur large federal budget deficits. As part of its plan to deal with the federal deficits the U.S. federal government has stated its intention to reduce spending on military programs. The current federal budget forecasts lower unit purchases of thermal weapon sights (TWS) that incorporate our display products.

•

We are currently selling our display products to three defense contractors who in turn incorporate our product in to their TWS product which they sell to the U.S. military. The U.S. military has stated its intention to reduce the number of suppliers for this TWS program. We sell different display products to each of the three suppliers. One supplier buys only a display while the other two buy a display module. Our sales price and profits are different by product type ; accordingly our revenues and profits will be affected by who the military decides to source the TWS product. In addition the winner of the program has the option to procure displays from our competition in which case we may significantly less revenue than we have historically from this program.

•

There are new U.S. military production and development programs that we are bidding on such as the Enhanced Night Vision Goggle. We are competing against other display solutions and we may not be awarded contracts. In addition the government may delay awarding or implementing these programs.

If the U.S. government significantly reduces funding for the TWS programs, and we are not able to win additional programs, we will not be profitable.

Our revenues, profitability and cash flows could be negatively affected if certain wireless handset trends do not meet expectations.    Our Heterojunction Bipolar Transistor (HBT) wafers are sold to manufacturers who in turn produce Power Amplifier (PA) chip sets which are sold to wireless handset manufactures. The PA chip set amplifies signal strength in a wireless handset such as the voice signal. With the advent of smartphone the number of signals emitting from a wireless handset has increased. For instance the handset may have a voice signal, a GPS signal, and a WiFi signal. The number of our products which ultimately end up in a wireless handset is dependent on the number of signals emitting from a wireless handset. For instance smartphones, “3G” and “4G” wireless handsets typically contains more of our III-V products than a basic wireless handset. An important factor in our strategy to grow our III-V product sales is based on the expectation that the sales of smart phones, 3G and 4G wireless handsets and similar devices will become an increasing percentage of the overall sales of wireless handsets. Some industry estimates have smartphones growing at a constant annual rate of 25% or more over the next four to five years. We anticipate at least double digit growth rates for smartphones, 3G and 4G handsets and similar devices over the next few years.

In addition to the fact that a smartphone would generally contain more content of our product a smartphone typically requires our latest HBT products, called Bifets and BiHEMTs, which are more complex than the traditional HBT used in a basic wireless handset. Our Bifet and BiHEMT products have higher average selling prices than our traditional HBT. Our revenues, profits and cash flows may be negatively impacted if the following occur:

•	The rate of growth of smartphones, 3G and 4G wireless handset and similar devices is lower than expected;

•

Our customers are able to design and sell products which can meet the increasing needs of smartphones, 3G, 4G and similar devices without the need to increase the amount content of our products in their products so that our expectation of demand increase because of smartphone, 3G and 4G wireless handsets and similar devices does not happen; and

•

We and our competitors overestimate the growth rate of smartphones, 3G and 4G wireless handsets and similar devices and we expand capacity at a rate in excess of demand. Historically this over capacity situation results in average sales prices declining at faster than normal rate.

The market segment for our Golden-i™ head-worn, hands-free cloud computing products may not develop or may take longer to develop than we anticipate which may impact our ability to grow revenues.    We have developed a head-worn, hands-free cloud computing product called Golden-i. This product platform is targeted for industrial, military and “prosumer” markets. Golden-i is a combination of our display technologies with wireless and voice activated software technologies, some of which we developed. The Golden-i product is significantly dependent on software which we have little experience in developing or selling. The Golden-i product is dependent on our ability to collaborate with software developers. We have licensed our Golden-i technology to a customer who anticipates launching a product incorporating our Golden-i technology in 2012. If a market for Golden-i products does not develop, our licensing partner decides not to sell products with Golden-i technology or we are unable to create and license the Golden-i product we may be unable to grow Golden-i revenues which will adversely affect our expectation of our future revenue, profit and cash flow growth rates.

If we are unable to reduce the cost of our products our financial results could be negatively impacted.    The sales prices of our commercial products and, to a lesser extent, our military products, have historically declined each year. Our strategy to maintain our gross margin is to improve manufacturing efficiencies and yields, consolidate production facilities, shift production of legacy III-V products to Kopin Taiwan Corporation (KTC) which has is a lower cost production facility, increase production of larger diameter wafers (8-inch for display products) and use our purchasing power to obtain reduced raw material and component pricing from our vendors. In 2009, we obtained an 87% interest in KTC to increase our capacity to produce 6-inch HBT transistor wafers. In order to use KTC’s production capacity KTC’s production processes must be qualified by our customers. If we are unable to execute on our cost reduction strategies, in particular, our transition to larger diameter wafers and raw material purchasing strategy, our products may not be cost competitive with our competitors’ products which, may result in lower sales and reduced cash flow, and we may not be able to achieve profitability. Our purchasing power is predicated on the volumes of raw materials we buy which is directly related to our sales to certain significant customers.

Our revenue and cash flows could be negatively affected by the loss of any of the few customers who account for a substantial portion of our revenues.    A few customers account for a substantial portion of our revenues. In addition, sales of our CyberDisplay products for military applications has been a significant factor in our profitability. The table below indicates, for the past three fiscal years, percentages of our total revenues from certain customers and for our sales for military applications. The symbol “*” indicates that sales to that particular customer for the given year were below 10 percent of our total revenues.

	Sales as a Percent of Total Revenue
Customer	2011	2010	2009
Skyworks Solutions, Inc (A)	28%	25%	20%
Advanced Wireless Semiconductor Company	9	12	8
Military Customers (B)	30	33	45
United States Government Funded Research and Development Contracts	4	3	6
Raytheon Company (B)	12	18	14
DRS Technologies (B)	*	*	19

(A)	In addition to its internal capacity Skyworks Solution, Inc. (Skyworks) also uses Advanced Wireless Semiconductor Company (AWSC) to perform processing. We sell our HBT wafers directly to AWSC for use in Skyworks products as well as other customers. If we assume all of the HBT products we sold to AWSC were for Skyworks’ use the combined sales to Skyworks and AWSC would be 37%, 37% and 28% of our revenues for the years ended 2011, 2010 and 2009, respectively.

(B)	Sales to Raytheon Company and DRS Technologies are included within the Military Customers category.

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

If our security systems are penetrated and confidential and or proprietary information were taken we could be subject to fines, law suits and loss of customers.    We rely on our electronic information systems to perform the routine transactions to run our business. We transact business over the internet with customers, vendors electronically and our subsidiaries. We have implemented security measures to protect unauthorized access to this information. We have also implemented security policies which limit access via the internet from the company to the outside world based on the individual’s position in the company. We routinely receive security patches for the software we use from the software providers. Our primary concerns are inappropriate access to personnel information, information covered under the International Traffic in Arms Regulation, product designs and manufacturing information, financial information and our intellectual property, trade secrets and know-how. If our security systems are penetrated and confidential and or proprietary information where taken we could be subject to fines, law suites and loss of customers

Our ability to manufacture and distribute our CyberDisplay products would be severely limited if the foundries that we rely on to manufacture integrated circuits for our CyberDisplay products fail to provide those services.    We depend on a Taiwanese foundry and a Korean foundry for the fabrication of integrated circuits for our CyberDisplay products. We have no long-term contracts with either of these two companies. These two companies use different methods to manufacture the integrated circuits and a shortage at one company cannot necessarily be supplied by the other company. One of the companies entered and exited bankruptcy in 2009. If either company were to terminate its arrangement with us or become unable to provide the required capacity and quality on a timely basis, we may not be able to manufacture and ship our CyberDisplay products or we may be forced to manufacture them in limited quantities until replacement foundry services can be obtained. Furthermore, we cannot assure investors that we would be able to establish alternative manufacturing and packaging relationships on acceptable terms.

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

Due to natural disasters such as earthquakes and typhoons that have occasionally occurred in Taiwan, many Taiwanese companies, including the Taiwanese foundry we use, have experienced related business interruptions. Our business could suffer significantly if either of the foundries we use had operations which were disrupted for an extended period of time, due to natural disaster, political unrest or financial instability. In addition, our CyberDisplays are manufactured on 6-inch and 8-inch silicon wafers. We currently do not anticipate redesigning all of our displays made on 6-inch wafers so they can be manufactured on 8-inch wafers. Our current military products are primarily manufactured on 6-inch wafers. We cannot be assured that if either the 6-inch or 8-inch manufacturing facilities we use were damaged they would be restored or whether our foundry service providers may decide to discontinue the operation of their 6-inch manufacturing lines. If the 6-inch manufacturing lines were discontinued and the displays had to be redesigned we may need to have the displays re-qualified by our customers, which would adversely affect our business until such qualification is complete.

We depend on third parties to provide integrated circuit chip sets and other critical raw materials for use with our CyberDisplay™ products.    We do not manufacture the integrated circuit chip sets which are used to electronically interface between our CyberDisplay products and our customer’s products. Instead, we rely on third party independent contractors for these integrated circuit chip sets and other critical raw materials such as special glasses and chemicals. We also may use third parties to assemble our binocular display module (BDM). The critical raw materials, including the glasses and chemicals used in manufacturing the CyberDisplay products are used by other display manufacturers, many of which are much larger than Kopin. In addition, our higher-level CyberDisplay assemblies, BDMs, and other modules include lenses, backlights, printed circuit boards and other components, which we purchase from third party suppliers. Some of these third party contractors and suppliers are small companies with limited financial resources. In addition, relative to the commercial market, the military buys a small number of units which prevents us from qualifying and buying components economically from multiple vendors. If any of these third party contractors or suppliers were unable or unwilling to supply these integrated circuit chip sets or other critical raw materials to us, we would be unable to manufacture and sell our CyberDisplay products until a replacement supplier could be found. The U.S. military is expected to reduce its purchases which may result in lower demand for our products. Lower volume purchases may make it uneconomical for some of our suppliers to provide raw materials we need. We cannot assure investors that a replacement third party contractor or supplier could be found on reasonable terms or in a timely manner. Since 2008 some of the vendors we use have experienced liquidity problems and had difficulty obtaining inventory financing. Any interruption in our ability to manufacture and distribute our CyberDisplay products could cause our display business to be unsuccessful and the value of investors’ investment in us may decline.

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

We may have to record additional investment impairment losses.    In fiscal years 2011and 2009 we recorded impairment charges totaling $0.2 million and $0.9 million, respectively, related to realized and unrealized losses on investments. In addition, our KoBrite joint venture has historically had losses from operations. If the equity and bond markets decline we may have to record additional losses. If the KoBrite joint venture generates operating losses in the future we will record additional losses, which will impact our ability to achieve or maintain profitability.

We may have to record additional intangible assets and/or goodwill impairment losses.    In fiscal year 2011 we recorded an intangible asset impairment charge of $2.0 million and a goodwill impairment charge totaling $3.0 million, both related to our acquisition of Forth Dimension Displays. We may have to record additional intangible asset or goodwill write downs if Forth Dimension Displays does not achieve the operating results we expect, which will negatively affect our profitability.

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

Disruptions of our production of our III-V and CyberDisplay products would adversely affect our operating results.    If we were to experience any significant disruption in the operation of our facilities, we would be unable to supply III-V and CyberDisplay products to our customers. In 2011 we experienced several power outages at our facilities which ranged in duration from one to four days. Typically these power outages have been isolated to either our Taunton, Massachusetts or Westborough, Massachusetts facilities but not both. We have a III-V production facility located in Taiwan which periodically experiences earthquakes which may affect the ability of the facility to operate. Additionally, as we introduce new equipment into our manufacturing processes, our III-V and CyberDisplay products could be subject to especially wide variations in manufacturing yields and efficiency. We may experience manufacturing problems that would result in delays in product introduction and delivery or yield fluctuations. We are also subject to the risks associated with the shortage of raw materials used in the manufacture of our products.

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

We may incur significant liabilities if we fail to comply with stringent environmental laws and regulations and the International Traffic in Arms Regulations or if we did not comply with these regulations in the past.    We are subject to a variety of federal, state and local governmental regulations related to the use, storage, discharge and disposal of toxic or otherwise hazardous chemicals used in our manufacturing process. We are also subject to federal International Traffic in Arms Regulations (ITAR) laws which regulate the export of technical data and sale of products to other nations which may use these products for military purposes. The failure to comply with present or future regulations could result in fines being imposed on us, suspension of production, or a cessation of operations. Any failure on our part to control the use of, or adequately restrict the discharge of, hazardous substances, or otherwise comply with environmental regulations, could subject us to significant future liabilities. Any failure on our part to obtain any required licenses for the export of technical data and/or sales of our products or to otherwise comply with ITAR, could subject us to significant future liabilities. In addition, we cannot be certain that we have not in the past violated applicable laws or regulations, which violations could result in required remediation or other liabilities. We also cannot be certain that past use or disposal of environmentally sensitive materials in conformity with then existing environmental laws and regulations will protect us from required remediation or other liabilities under current or future environmental laws or regulations.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We lease our domestic III-V product manufacturing facilities and corporate headquarters located in Taunton, Massachusetts. The Taunton facilities occupy 25,100 and 60,000 square feet, including 6,000 and 6,400 square feet of contiguous environmentally controlled production clean rooms under leases that expire in 2012 and 2020, respectively. We do not anticipate renewing the Taunton lease which expires in 2012.

We lease our 74,000 square foot CyberDisplay production facility in Westborough, Massachusetts, of which 10,000 square feet is contiguous environmentally controlled production clean rooms operated between Class 10 and Class 1,000 levels. The lease expires in March 2012 and we are in the process of extending the lease for an additional 10 years. In addition to our Massachusetts facilities, we lease a 5,800 square foot design facility in Scotts Valley, California for developing prototypes of products incorporating our CyberDisplay product. This facility’s lease expires in October 2012.

Our subsidiary, Kowon Technology Co., LTD, owns two facilities in Kyungii-Do, South Korea, in which it manufactures its products and in which its corporate headquarters are located. These facilities occupy an aggregate of 28,000 square feet. Our subsidiary, Kopin Taiwan Corp, owns a facility in Hsin Shu Science Park, Hsin Shu Taiwan, in which it manufactures its products and in which its corporate headquarters are located. This facility occupies 46,800 square feet. Forth Dimension Displays, our subsidiary in Scotland, leases 20,000 square feet. This facility’s lease expires in 2013.

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

Item 4.	Mine Safety Disclosures

Not applicable

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Global Market under the symbol “KOPN.” The following table sets forth, for the quarters indicated, the range of high and low sale prices for the Company’s common stock as reported on the NASDAQ Global Market for the periods indicated.

	High	Low
Fiscal Year Ended December 31, 2011
First Quarter	$4.40	$3.97
Second Quarter	5.22	4.29
Third Quarter	4.85	3.31
Fourth Quarter	4.24	3.07

Fiscal Year Ended December 25, 2010
First Quarter	$4.74	$3.60
Second Quarter	4.50	3.21
Third Quarter	3.85	2.75
Fourth Quarter	4.48	3.37

As of March 9, 2012, there were approximately 481 stockholders of record of our common stock, which does not reflect those shares held beneficially or those shares held in “street” name.

In the past three years we have not sold any securities which were not registered under the Securities Act.

We have not paid cash dividends in the past, nor do we expect to pay cash dividends for the foreseeable future. We anticipate that earnings, if any, will be retained for the development of our businesses.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2011 about shares of the Company’s common stock issuable upon exercise of outstanding options, warrants and rights and available for issuance under our existing equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)
Total equity compensation plans approved by security holders (1)	1,903,325	$5.07	580,178	(2)

(1)	Consists of the 2001 Equity Incentive Plan and the 2010 Equity Incentive Plan.
(2)	Shares available under the 2010 Equity Incentive Plan.

Company Stock Performance

The following graph shows a five-year comparison of cumulative total shareholder return for the Company, the NASDAQ Stock Market and the S&P 500 Information Technology index. The graph assumes $100 was invested in each of the Company’s common stock, the NASDAQ Stock Market and the S&P 500 Information Technology index on December 31, 2006. Data points on the graph are annual. Note that historical price performance is not necessarily indicative of future performance.

Kopin Corporation

S&P 500 Information Technology Index

Nasdaq Stock Market - U.S. Index

Issuer Purchase of Equity Securities

The following table provides information regarding repurchases of common stock made by us during the fiscal quarter ended December 31, 2011:

Period	Total number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar of Shares that May Yet Be Purchased Under the Plans or Programs
	(a)
September 25, 2011 through October 22, 2011	117,920	$3.62	117,920	$11,512,702
October 23, 2011 through November 19, 2011	99,694	$3.98	99,694	$11,116,085
November 20, 2011 through December 31, 2011 (1)(2)	383,785	$3.88	144,486	$10,585,373

Total	601,399	$3.84	362,100

(1)	Amount in column (a) includes shares of our common stock withheld from employees in connection with the satisfaction of tax withholding obligations under restricted stock agreements between Kopin and certain of its key employees.
(2)	On December 8, 2010 the Board of Directors of the Company approved a stock repurchase plan for up to $15 million of our common stock through December 8, 2012.

Item 6.	Selected Financial Data

This information should be read in conjunction with our consolidated financial statements and notes thereto, and our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Form 10-K.

	Fiscal Year Ended
	2011	2010	2009	2008	2007
	(in thousands, except per share data)
Statement of Operations Data:
Revenues:
Net product revenues	$125,465	$116,623	$108,118	$107,582	$94,191
Research and development revenues	5,680	3,763	6,537	7,223	3,958

Total revenues	131,145	120,386	114,655	114,805	98,149
Expenses:
Cost of product revenues	82,110	81,224	75,983	77,980	78,625
Research and development—funded programs	3,742	2,693	3,586	5,076	3,157
Research and development—internal	22,133	17,041	10,561	10,898	8,300
Selling, general and administrative	18,929	14,838	14,136	15,980	18,009
Impairment of intangible assets and goodwill	5,000	—	—	—	—

	131,914	115,796	104,266	109,934	108,091

(Loss) income from operations	(769)	4,590	10,389	4,871	(9,942)
Other income and expense:
Interest income	1,305	2,192	2,181	3,281	4,451
Other income and expense, net	93	77	728	49	17
Foreign currency transaction (losses) gains	12	(419)	(1,005)	2,296	93
Gain (loss) on loans to KTC	—	—	1,188	(1,188)	—
Gain on remeasurement of investment in KTC	—	—	599	—	—
Impairment of investment in Kenet	—	—	—	(2,691)	—
Other-than-temporary impairment of marketable debt securities	(151)	—	(927)	(1,252)	—
Other-than-temporary impairment of Micrel common stock	—	—	—	(224)	(123)
Gain on sales of investments	369	2,598	—	—	—
Gain on sales of patents	156	770	6,324	—	—

	1,784	5,218	9,088	271	4,438

Income (loss) before benefit (provision) for income taxes, equity (losses) earnings in unconsolidated affiliates and net (income) loss of noncontrolling interest	1,015	9,808	19,477	5,142	(5,504)
Tax benefit (provision)	3,541	(252)	(690)	(792)	(465)

Income (loss) before equity (losses) earnings in unconsolidated affiliates and net (income) loss of noncontrolling interest	4,556	9,556	18,787	4,350	(5,969)
Equity (losses) earnings in unconsolidated affiliates	(296)	(600)	483	(1,081)	(275)

Net income (loss)	$4,260	$8,956	$19,270	$3,269	$(6,244)
Net (income) loss attributable to the noncontrolling interest	(662)	(22)	173	(683)	(312)

Net income (loss) attributable to the controlling interest	$3,598	$8,934	$19,443	$2,586	$(6,556)

Net income (loss) per share:
Basic	$0.06	$0.14	$0.29	$0.04	$(0.10)
Diluted	$0.06	$0.13	$0.29	$0.04	$(0.10)
Weighted average number of common shares outstanding:
Basic	64,406	66,020	66,850	67,876	67,544
Diluted	65,234	66,712	67,458	68,164	67,544

	Fiscal Year Ended
	2011	2010	2009	2008	2007
Balance Sheet Data:
Cash and cash equivalents and marketable debt securities	105,419	110,947	114,547	100,016	93,304
Working capital	123,948	132,098	134,198	116,841	107,931
Total assets	194,564	192,096	183,224	159,677	161,054
Long-term obligations	1,296	945	903	867	806
Total stockholders’ equity	170,788	170,625	164,302	141,394	141,034

DISCUSSION REGARDING THE USE OF NON-GAAP FINANCIAL MEASURES

Our earnings release contains some or all of the following financial measures which have not been calculated in accordance with United States Generally Accepted Accounting Principles (GAAP): (i) non-GAAP operating income and operating margin, (ii) non-GAAP net income, and (iii) non-GAAP net income per share (diluted). As set forth in the “Unaudited Reconciliation of Non-GAAP Financial Measures” table found below, we derive such non-GAAP financial measures by excluding certain expenses and other items from the respective GAAP financial measure that is most directly comparable to each non-GAAP financial measure. Management uses these non-GAAP financial measures to evaluate our operating performance and compare it against past periods, make operating decisions, forecast for future periods, compare operating performance against peer companies and determine payments under certain compensation programs. These non-GAAP financial measures provide management with additional means to understand and evaluate the operating results and trends in our ongoing business by eliminating certain non-recurring expenses (which may not occur in each period presented) and other items that management believes might otherwise make comparisons of our ongoing business with prior periods and competitors more difficult, obscure trends in ongoing operations or reduce management's ability to make useful forecasts.

We provide investors with non-GAAP operating income and operating margin and non-GAAP net income because we believe it is important for investors to be able to closely monitor and understand changes in our ability to generate income from ongoing business operations. We believe these non-GAAP financial measures give investors an additional method to evaluate historical operating performance and identify trends, additional means of evaluating period-over-period operating performance and a method to facilitate certain comparisons of operating results to peer companies. We also believe that providing non-GAAP operating income and operating margin allows investors to assess the extent to which ongoing operations impact our overall financial performance. We further believe that providing non-GAAP net income and non-GAAP net income per share (diluted) allows investors to assess the overall financial performance of ongoing operations by eliminating the impact of certain tax items which may not occur in each period for which financial information is presented and which represent gains unrelated to our ongoing operations. We believe that disclosing these non-GAAP financial measures contributes to enhanced financial reporting transparency and provides investors with added clarity about complex financial performance measures.

We calculate non-GAAP operating income by excluding from GAAP operating income, stock compensation expense and intangible assets and goodwill impairment charges. We calculate non-GAAP net income and net income per share (diluted) by excluding from GAAP net income and net income per share (diluted), stock compensation expense, goodwill impairment charges, insurance proceeds, and certain tax items, which may not occur in all periods for which financial information is presented. We exclude the items identified above from the respective non-GAAP financial measure referenced above for the reasons set forth with respect to each such excluded item below:

Stock Compensation—we believe (1) the total amount of expense is partially outside of our control because it is based on factors such as stock price volatility and interest rates, which may be unrelated to our performance during the period in which the expense is incurred, (2) it is an expense based upon a valuation methodology premised on assumptions that vary over time, and (3) the amount of the expense can vary significantly between companies due to factors that can be outside of the control of such companies.

Impairment of Intangible Assets and Goodwill—we believe such losses reflect forecasted results and do not necessarily reflect the performance of our ongoing operations for the period in which such charges are recognized.

Gains from Insurance Proceeds—we believe such gains are outside the control of management and we do not believe that they reflect the underlying performance of ongoing business operations for such period.

Certain Income Tax Items—includes the release of the valuation allowance which was recorded against the deferred tax assets of our Taiwanese subsidiary which do not result in a current tax refund.

The non-GAAP financial measures presented in the table below should not be considered in isolation and are not an alternative for the respective GAAP financial measure that is most directly comparable to each such non-GAAP financial measure. Investors are cautioned against placing undue reliance on these non-GAAP financial measures and are urged to review and consider carefully the adjustments made by management to the most directly comparable GAAP financial measures to arrive at these non-GAAP financial measures. Non-GAAP financial measures may have limited value as analytical tools because they may exclude certain expenses that some investors consider important in evaluating operating performance or ongoing business. Further, non-GAAP financial measures are likely to have limited value for purposes of drawing comparisons between companies because different companies may calculate similarly titled non-GAAP financial measures in different ways because non-GAAP measures are not based on any comprehensive set of accounting rules or principles.

Fiscal year ended:	2011	2010
GAAP operating (loss) income	(769,339)	$4,589,969
Share-based compensation expense	3,924,000	2,584,000
Impairment of intangible assets and goodwill	4,999,512	—
Insurance proceeds	—	(1,500,000)

Non-GAAP operating income	$8,154,173	$5,673,969

GAAP net income	$3,597,927	$8,934,151
Share-based compensation expense	3,924,000	2,584,000
Impairment of intangible assets and goodwill	4,999,512	—
Insurance proceeds	—	(1,787,000)
Release of valuation allowance	(4,266,000)	—

Non-GAAP net income	$8,255,439	$9,731,151

GAAP net income per share, diluted	$0.06	$0.13
Share-based compensation expense	0.06	0.04
Impairment of intangible assets and goodwill	0.08	—
Insurance proceeds	—	(0.03)
Release of valuation allowance	(0.07)	—

Non-GAAP net income per share, diluted	$0.13	$0.15

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and notes to those statements and other financial information appearing elsewhere in this Form 10-K. The following discussion contains forward looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated in the forward looking statements as a result of a number of factors, including the risks discussed in Item 1A “Risk Factors”, and elsewhere in this Annual Report on Form 10-K.

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

We recognize revenues from long-term research and development contracts on the percentage-of-completion method of accounting as work is performed, based upon the ratio of costs or hours already incurred to the estimated total cost of completion or hours of work to be performed. Revenue recognized at any point in time is limited to the amount funded by the U.S. government or contracting entity. We account for product development and research contracts that have established prices for distinct phases as if each phase were a separate contract. In some instances, we are contracted to create a deliverable which is anticipated to go into full production. In those cases, we discontinue the percentage-of-completion method after formal qualification of the deliverable has been completed and revenue is then recognized based on the criteria established for sale of products. In certain instances qualification may be achieved and delivery of production units may commence however our customer may have either identified new issues to be resolved or wish to incorporate a newer display technology. In these circumstances new units delivered will continue to be accounted for under the criteria established for sale of products.

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

Investment Valuation

At December 31, 2011 we held minority investments in Advance Wireless Semiconductor Company (AWSC) and WIN Semiconductor Corp. (WIN), publicly traded companies on the Taiwan stock exchange whose share prices have been, and may continue to be, highly volatile. We consider these investments to be “available for sale” and accordingly account for fluctuations in the value of these investments in accumulated other comprehensive income. The fair market values of AWSC and WIN were $1.6 million and $1.7 million, respectively, at December 31, 2011.

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

Product Warranty

We generally sell products with a limited warranty of product quality and a limited indemnification of customers against intellectual property infringement claims related to our products. We accrue for known warranty and indemnification issues if a loss is probable and can be reasonably estimated. As of December 31, 2011, we had a warranty reserve of $1.3 million, which represents the estimated liabilities for warranty claims in process, potential warranty issues customers have notified us about and an estimate based on historical failure rates. For the fiscal years 2011, 2010 and 2009, our warranty claims and reversals were approximately $1.4 million, $0.8 million and $1.2 million, respectively. If our estimates for warranty claims are incorrect, our profits would be impacted.

Income Taxes

We have historically incurred domestic operating losses from both a financial reporting and tax return standpoint. We establish valuation allowances if it appears more likely than not that our deferred tax assets will not be realized. These judgments are based on our projections of taxable income and the amount and timing of our tax operating loss carryforwards and other deferred tax assets. Given our federal operating tax loss carryforwards, we do not expect to pay domestic federal taxes in the near term. It is possible that we could pay domestic alternative minimum taxes and state income taxes. We are also subject to foreign taxes from our Korean, Taiwanese and U.K. subsidiary operations.

Our income tax provision is based on calculations and assumptions that will be subject to examination by tax authorities. Despite our history of operating losses there can be exposures for state taxes, federal alternative minimum taxes or foreign tax that may be due. We regularly assess the potential outcomes of these examinations and any future examinations for the current or prior years in determining the adequacy of our provision for income taxes. Should the actual results differ from our estimates, we would have to adjust the income tax provision in the period in which the facts that give rise to the revision become known. Such adjustment could have a material impact on our results of operations. We have historically established valuation allowances against all of our net deferred tax assets because of our history of generating operating losses and restrictions on the use of certain items. Our evaluation of the recoverability of deferred tax assets has also included analysis of the expiration dates of net operating loss carryforwards. In forming our conclusions as to whether the deferred tax assets are more likely than not to be realized we consider the sources of our income and the projected stability of those sources and product life cycles. Over the last three fiscal years a significant component of our income has been derived from sales of higher margin military products to the U.S. government. If the U.S. government significantly reduces funding for these programs we will not be profitable. In assessing our ability to realize our domestic deferred tax assets in the future, we consider the potential impact of the U.S. government’s federal budget deficit on both the U.S. military programs in which we currently participate and those programs in which we anticipate participating in the future. A similar analysis is performed with respect to our foreign subsidiaries.

Stock Compensation

There were no stock options granted in fiscal years 2011, 2010 or 2009. The fair value of nonvested restricted common stock awards is generally the market value of the Company’s equity shares on the date of grant. The nonvested common stock awards require the employee to fulfill certain obligations, including remaining employed by the Company for one, two or four years (the vesting period) and in certain cases meeting performance criteria. The performance criteria primarily consist of the achievement of the Company’s annual incentive plan goals. For nonvested restricted common stock awards which solely require the recipient to remain employed with the Company, the stock compensation expense is amortized over the anticipated service period. For nonvested restricted common stock awards which require the achievement of performance criteria, the Company reviews the probability of achieving the performance goals on a periodic basis. If the Company determines that it is probable that the performance criteria will be achieved, the amount of compensation cost derived for the performance goal is amortized over the service period. If the performance criteria are not met, no compensation cost is recognized and any previously recognized compensation cost is reversed. The Company recognizes compensation costs on a straight-line basis over the requisite service period for time vested awards.

We have an award to the CEO which vests upon our stock price achieving a certain price for 10 consecutive business days. The compensation expense associated with this award is recognized over the derived service period.

Results of Operations

We are a leading developer and manufacturer of advanced semiconductor materials and miniature displays. We use our proprietary semiconductor material technology to design, manufacture and market our III-V and CyberDisplay products for use in highly demanding commercial wireless communications and high-resolution portable military, industrial and consumer electronic applications. Our products enable our customers to develop and market an improved generation of products for these target applications.

We have two principal sources of revenues: product revenues and research and development revenues. Product revenues consist of sales of our III-V products, principally gallium arsenide (GaAs) HBT transistor wafers, and CyberDisplay products. Research and development revenues consist primarily of development contracts with agencies or prime contractors of the U.S. government. Research and development revenues were $5.7 million, or 4.3% of total 2011 revenues, $3.8 million, or 3.1% of total 2010 revenues and $6.5 million, or 5.7% of total revenues in 2009.

Our III-V products are manufactured by us in our manufacturing facilities in Taunton, Massachusetts, U.S.A. and Kopin Taiwan Corporation (KTC), our Taiwanese subsidiary and one of our reportable segments. Our CyberDisplay products are transmissive microdisplays and the initial manufacturing steps are performed in our Westborough, Massachusetts, U.S.A. facility and then the back end packaging steps for commercial transmissive display products is performed at our Korean subsidiary, Kowon, which is also one of our reportable segments. Forth Dimension Displays (FDD) manufactures reflective microdisplays in its facility located in Scotland and it too is a reportable segment.

Because our fiscal year ends on the last Saturday of December every seven years we have a fiscal year with 53 weeks. Our fiscal year 2011 was a 53 week year as compared to fiscal years 2010 and 2009 which were both 52 week years.

Fiscal Year 2011 Compared to Fiscal Year 2010

Revenues.    Our revenues, which include product sales and amounts earned from research and development contracts, for fiscal years 2011 and 2010, were as follows (in millions):

Revenues	2011	2010
III-V	$66.5	$62.2
Display	64.6	58.2

Total	$131.1	$120.4

The increase in our III-V revenues resulted from an increase in demand for our products, specifically HBT transistors, from customers that use our products in the production of components sold to makers of wireless handsets. We believe this increase in demand was the result of both an increase in the number of wireless handsets that were sold over the prior year and because the percentage of “3G” or “smartphones”, which is a more technologically advanced type of wireless handset, increased over the prior year as a percentage of the total wireless handsets sold. 3G and smart phones offer more functions, for example web browsing, than a standard wireless handset. 3G and smart phones require more HBT transistors than a standard wireless handset to support the increased functionality. We believe the increase in industry sales of 3G and smart phones will continue in 2012.

In July 2012, our purchase and supply agreement with our largest III-V customer, a customer which represented 37% of our 2011 revenues, expires (see Item 1A, Risk Factors for explanation of percent of revenue calculation), subject to a last time buy option. If we do not renew this agreement or increase HBT sales to other customers our sales may decline.

Display revenues for 2011 and 2010 were as follows:

Display Revenues by Category (in millions)	2011	2010
Military Applications	$38.9	$40.0
Consumer Electronic Applications	16.5	10.9
Eyewear Applications	4.0	4.1
Research & Development	5.2	3.2

Total	$64.6	$58.2

Sales of our products for military applications declined in 2011 because of reduced demand from the U.S. government. Based on recently proposed federal budgets and discussions with our customers, we expect our revenues from sales of defense related products to the U.S. government to decline approximately $20 million in our 2012 fiscal year. Our military products have higher profit margins than our other display products and have been a significant contributor to our overall profitability for the pasts several years. The U.S. government is projected to incur large budget deficits for the near future and is expected to reduce spending on military programs as part of the solution to decrease these deficits. In addition an anticipated overall decline in military spending our military revenues may also decline because of a change in the U.S. government procurement process. We have been supplying our display products in support of a U.S. government thermal weapon sight program. Under this program we have had three customers. We have been notified that the U.S. government will most likely chose only one of the three to be the supplier for the program in the future. We sell different products to each of the three customers. The range of products consists of a single display to a module. The single display sells for approximately $300 as compared to the module which sells for more than $1,000. Depending on who the U.S. government awards the contract to support the thermal weapon sight program our revenues may be affected. We have been the sole supplier of displays to the U.S. military for several of its thermal weapon sight programs. We believe the U.S. military will evaluate competitors’ products for the next thermal weapon sight program. This could result in our receiving a lower percentage of these total programs than we historically have and while we do not believe it is probable, it is possible we may not receive any award. As a result of the factors above we anticipate a reduction in revenues from the sale of our military products in 2012.

The increase in the Consumer Electronic Applications category is the result of an increase in sales of our products for digital still cameras. Our ability to forecast our revenues in this category is very difficult as sales of our product ultimately depend on how successful our customers are in promoting their digital still cameras models. There are many digital still camera models offered by a number of large consumer electronic companies and it is a very competitive product category. In addition we typically rebid to win this business each year. The customers for our eyewear products tend to be smaller companies and the economic down turn during the recent years has affected their ability to obtain credit with which to purchase our products. The increase in Research and

Development revenues is the result of an increase in funding from the U.S. government. We are unable to predict the amount of funding for research and development by the U.S. government as it addresses its fiscal deficit issues.

In 2011, we began offering a headworn, hands-free cloud computing product that has an optical pod with a microdisplay which we refer to as Golden-i. Sales of Golden-i in 2011 were diminimis and were primarily to demonstrate the product concept. We have entered into an agreement to license the Golden-i technology and know how to a company that is developing an industrialized product which they anticipate offering in 2012. The license is exclusive for the industrial market; non-exclusive for certain other markets and prohibits sales to other markets. Under the terms of the license we will sell an optical pod which includes our display, optics and a back light. We do not believe revenue will be significant in 2012 from sales of these products but we do believe in successive years products such as this will be important for our revenue growth and ability to maintain profitability. This is the first product that we have developed that has a significant software component.

There are a number of different display technologies which can produce displays in small form factors. We believe one of the benefits of our display technology is the ability to produce high resolution displays in small form factors. The digital still camera market is mature and the majority of these devices use low-resolution display products which results in our having limited, if any, competitive advantage over our competitors and, therefore, the ability to sell displays into these markets is very price dependent. Accordingly for us to maintain or increase display revenues with above average gross margins, we will need to increase sales to customers who buy our higher resolution display products, such as the military, or develop new categories, such as our Golden-i product.

We also anticipate, based on current discussions with our customers and certain contractual obligations that the prices of certain of our products will decline in fiscal year 2012. We anticipate the average selling price of our HBT transistor wafers and display products sold to customers for consumer electronics applications will decline approximately 5% to 7% during fiscal year 2012 relative to 2011. We expect sales prices of our display products for military applications to remain relatively flat for 2012 as compared to 2011. The overall increase or decrease in the average sales price of our display products will be dependent on the sales mix of commercial and military displays.

We currently expect revenue of between $110 million and $120 million for fiscal year 2012, however due to the current worldwide economic situation our ability to forecast revenues and results of operations is very limited. Our forecasts are based on our discussions with customers and our expectations about the future global economy and are not based on firm non-cancellable orders.

International sales represented 22% and 23% of product revenues for fiscal years 2011 and 2010, respectively. The increase in international sales is primarily attributable to an increase in sales of our CyberDisplay products for digital still cameras and III-V products to customers who sell components to manufacturers of wireless handsets. We expect our 2012 revenues will primarily be from customers located in the U.S. International sales are primarily sales of CyberDisplay products to consumer electronic manufacturers located in Japan, Korea and China. Our international sales are primarily denominated in U.S. currency. Consequently, a strengthening of the U.S. dollar could increase the price in local currencies of our products in foreign markets and make our products relatively more expensive than competitors’ products that are denominated in local currencies, leading to a reduction in sales or profitability in those foreign markets. In addition, sales of our CyberDisplay products in Korea are transacted through our Korean subsidiary, Kowon Technology Co., LTD. Kowon’s sales are primarily denominated in U.S. dollars. However, Kowon’s local operating costs are primarily denominated in Korean won. Kowon also holds U.S. dollars in order to pay various expenses. As a result, our financial position and results of operations are subject to exchange rate fluctuation in transactional and functional currency. We have not taken any protective measures against exchange rate fluctuations, such as purchasing hedging instruments with respect to such fluctuations, because of the historically stable exchange rate between the Japanese yen, Korean won and the U.S. dollar.

Cost of Product Revenues.

	2011	2010
Cost of product revenues (in millions)	$82.1	$81.2
Cost of product revenues as a % of revenues	65.4%	69.6%

Cost of product revenues, which is comprised of materials, labor and manufacturing overhead related to the production of our products remained relatively consistent from 2010 to 2011 as a percentage of revenues. Our gross margin is affected by increases or decreases in the sales prices of our products, changes in raw material prices, unit volume of sales, manufacturing efficiencies and the mix of products sold. As discussed above our sales prices historically decline on an annual basis. Our overhead costs and, to a lesser extent, our labor costs are normally stable and do not fluctuate significantly during any twelve month period. Essentially, we consider labor and overhead costs to be fixed in nature over the short term and therefore profitability is very dependent on the sales prices of our products and the volume of sales. Gross margins, as a percentage of sales, increased from 2010 to 2011 because of the increase in sales in 2011 by KTC and FDD, which have higher gross margins as a percentage than our 2010 consolidated gross margin percentage. For 2012, we anticipate sale prices of display products for military applications to remain stable and sales prices of our III-V products for wireless handset applications and our displays products for consumer electronic applications to decline. As a result, in order for us to increase gross margins we need to increase manufacturing efficiencies and/or increase the unit volume of sales.

Research and Development.    Research and development (R&D) expenses are incurred in support of internal display and III-V product development programs or programs funded by agencies or prime contractors of the U.S. government and commercial partners. R&D revenues associated with funded programs are presented separately in revenue in the statement of operations. Research and development costs include staffing, purchases of materials and laboratory supplies, circuit design costs, fabrication and packaging of display products, and overhead. For fiscal years 2011 and 2010 R&D expense was as follows (in millions):

Research and development expense	2011	2010
Funded	$3.8	$2.7
Internal	22.1	17.0

Total	$25.9	$19.7

R&D expense increased in 2011 as compared to the prior year primarily because of increases in costs to develop III-V products for use in 3G and smartphones and a new head-worn hands-free cloud computing display product.

Selling, General and Administrative.    Selling, general and administrative (S,G&A) expenses consist of the expenses incurred by our sales and marketing personnel and related expenses, and administrative and general corporate expenses.

	2011	2010
Selling, general and administrative expense (in millions)	$18.9	$14.8
Selling, general and administrative expense as a % of revenues	14.4%	12.3%

The increase in S,G&A expenses in 2011 as compared to 2010 is primarily attributable to the addition of FDD in 2011 and a $1.4 million credit in 2010 due to the receipt of insurance proceeds. We acquired FDD in January of 2011 and its S,G,&A expense for 2011 was $2.6 million.

The Compensation Committee of the Company approved the following issuances of restricted stock:

Date of Issuance	Number of Shares Issued
September 2011	919,000
February 2011	905,793
April 2010	465,500
December 2009	778,213
April 2009	676,726

We issue restricted stock awards to either current employees as part of our annual incentive plan (incentive equity awards) or to current or prospective employees to remain with us or join us for at least a certain period of time (retention equity awards). The number of shares of our common stock that an employee will ultimately receive and the compensation expense that we will ultimately recognize under an incentive equity award is based on achieving certain financial milestones and or remaining with the Company for a specific period of time. In the case of retention equity awards shares earned are solely a function of time employed. We filed a proxy statement on March 23, 2011 describing our 2010 Equity Incentive Plan, and we have also filed on behalf of certain officers and directors Form 4s with the Securities and Exchange Commission which detail the conditions under which our officers can earn the restricted stock awards. The 2011 proxy statement and Form 4s are available on our website www.kopin.com. In addition, as part of our Board of Director compensation in fiscal years 2011 and 2010, we issued a total of 60,000 shares of restricted stock each year to our board members representing annual grants for fiscal years 2011 and 2010. The equity awards to the Board of Directors vest 25% per year over the four years following the grant.

In connection with the issuance of the awards above, we recorded stock compensation expenses of $3.9 million and $2.6 million for fiscal years 2011 and 2010, respectively.

Impairment.    On January 11, 2011, we purchased 100% of the outstanding common stock of FDD for approximately $11.0 million plus contingent consideration. In accounting for the acquisition of FDD, we allocated $4.3 million to identifiable intangible assets and $4.6 million to goodwill. The allocations were based on estimated cash flows as of the acquisition date. Subsequent to the acquisition date and during fiscal 2011 the actual operating results and cash flows generated by FDD were less than originally forecasted and at year end using revised forecasts we performed our annual review of intangible assets and goodwill. As a result of this review we recorded a non-cash charge of $5.0 million to write down the carrying value of the intangible assets and the goodwill to its implied fair market value based on projected discounted cash flows. The impairment of goodwill represented a 64% decrease in its recorded value. FDD produces a very high resolution micro display for niche markets. The majority of its current and forecasted revenues are derived from a small group of customers (less than 10). In addition approximately 50% of FDD’s forecasted sales over the next 10 years are dependent on relatively new customers. If FDD loses any of its significant customers, or the products which it is projecting to provide significant revenue in the future fail to meet expectations and are not complimented by other revenue sources, additional impairment charges may be necessary. The below table reports the activity during the year ended December 31, 2011.

	Intangible Assets	Goodwill
Assets acquired with acquisition of FDD at Jan. 11, 2011,	$4,620,000	$4,604,459
Amortization	(665,066)	—
Impairment	(2,035,399)	(2,964,114)
Foreign currency translation	34,125	24,112

As of December 31, 2011	$1,953,660	$1,664,457

Other Income and Expense.

(in millions)	2011	2010
Interest income	$1.3	$2.2
Other income and expense, net	0.1	0.0
Foreign currency transaction (losses) gains	—	(0.4)
Other-than-temporary impairment of marketable debt securities	(0.2)	—

Subtotal	1.2	1.8
Gain on sales of investments	0.4	2.6
Gain on sales of patents	0.2	0.8

Other income and expense	$1.8	$5.2

Other income and expense, net, as shown above, is composed of interest income, foreign currency transactions and remeasurement gains and losses incurred by our Korean, Taiwanese and United Kingdom subsidiaries, other-than temporary impairment on marketable debt securities, gains on sales of investments and license fees. For 2011, we recorded $0 of foreign currency gains (losses) as compared to ($0.4) million of foreign currency (losses) for 2010. This was primarily attributable to decreased fluctuations in the U.S. dollar and Korean won currency exchange rate. Other income and expense, net for 2011 also includes expense of $0.2 million to record an impairment of certain marketable debt securities which were deemed other-than-temporarily impaired.

As our marketable debt securities have matured we have been reinvesting in securities which, due to current interest rates, have lower yields than the securities which matured, accordingly we anticipate that our interest income will decline in 2012.

We have entered into agreements to sell certain patents which we were not using and that had a carrying value of $0. The total consideration the Company receives for the sale of the patents is a percentage of any sublicense fees, after expenses, the buyer receives. In 2011 and 2010 we sold certain additional patents we were no longer using for $0.2 million and $0.8 million, respectively. There is no additional consideration to be received for the patents sold. We continue to evaluate the patents in our portfolio for opportunities to monetize these assets.

Equity losses in unconsolidated affiliates.    Our equity losses in unconsolidated affiliates consists of our approximate 12% share of the losses of KoBrite totaling $0.3 million in 2011 and our approximate 19% share of the losses of KoBrite totaling $0.6 million in 2010.

Tax benefit (provision).    The benefit (provision) for income taxes for the fiscal years ended 2011 and 2010 represent alternative minimum taxes owed to U.S. federal and state taxing authorities of $0.4 million and $0.3 million, respectively, offset by the release of a $4.3 million valuation allowance which had been recorded against the deferred tax assets of KTC. Based on KTC’s results of operations for 2011 and its projected future results of operations, we concluded that the valuation allowance was not required. For 2012 we expect to have taxes based on U.S. federal tax liabilities based on federal alternative minimum tax rules and on our foreign operations. We also expect to have a state tax provision in 2012. Taiwan tax law requires a 10% tax on unappropriated earnings of our subsidiary, KTC. We recorded $0.5 million for this liability as of December 31, 2011.

Net (income) loss attributable to noncontrolling interest.    We own approximately 78% of the equity of Kowon and 90% of the equity of KTC. Net (income) loss attributable to the noncontrolling interest on the consolidated statement of operations represents the portion of the results of operations of Kowon and KTC which are allocated to the shareholders of the approximately 22% of Kowon and 10% of KTC not owned by us. The change in the net (income) loss attributable to the noncontrolling interest of our subsidiaries is as follows (in millions):

	2011	2010
Kowon	$—	$—
KTC	(0.7)	—

Total	$(0.7)	$—

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

Liquidity and Capital Resources

As of December 31, 2011, we had cash and equivalents and marketable debt securities of $105.4 million and working capital of $123.9 million compared to $111.0 million and $132.1 million, respectively, as of December 25, 2010. The decrease in cash and equivalents and marketable securities was primarily due to cash provided by operating activities of approximately $19.3 million and proceeds from sales of investments of $0.4 million, which were offset by capital expenditures of $7.3 million, the acquisition of FDD for $10.0 million, net of cash acquired, repurchase of our common stock for $4.4 million and the net purchase of marketable debt securities and other assets of $3.6 million. The increase in capital expenditures is primarily the result of our investments in capacity for our III-V product line in response to customer demand.

Cash and marketable debt securities held in U.S. dollars

Domestic	$89,803,174
Foreign	11,160,189

Subtotal cash and marketable debt securities	100,963,363
Cash and marketable debt securities held in other currencies and converted to U.S. dollars	4,455,187

Total cash and marketable debt securities	$105,418,550

We have no plans to repatriate the foreign cash and marketable debt securities such that we have not recorded any deferred tax liability.

We have entered into a product development agreement under which we have agreed to fund up to $2.4 million of development expenses if certain milestones are achieved.

Included in the $2,467,461 of Billings in excess of revenue earned on the consolidated balance sheet at December 31, 2011 is approximately $2.2 million which we received from the state of Massachusetts as an incentive to retain jobs in Massachusetts. We earn amounts under the agreement by meeting certain employment milestones each year and amounts not earned will be repaid to the state of Massachusetts at the end of the agreement in 2017. The agreement also contains repayment provisions which require us to repay certain amounts back to the state of Massachusetts if we fail to achieve certain employment milestones after years three and five of the agreement, or if we move certain parts of our operations out of the state. Based on our current estimates we believe that we may be required to repay $1.0 million to the state of Massachusetts in 2012.

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

We lease facilities located in Taunton and Westborough, Massachusetts, and Scotts Valley, California, under non-cancelable operating leases. We have two Taunton facilities, one whose lease expires in 2020 and the other in 2012. The Taunton lease which expires in 2020 may be extended for a 10 year term. The Westborough lease, which was extended subsequent to December 31, 2011, expires in 2023 and the Scotts Valley lease expires in 2012.

We also lease a facility in Dalgety Bay, Scotland which expires in April 2013.

We expect to expend between $5.0 and $8.0 million on capital expenditures over the next twelve months, primarily for the acquisition of equipment to increase capacity in our III-V product line.

As of December 31, 2011, we had substantial tax loss carry-forwards, which may be used to offset future federal taxes due. We may record a tax provision in our financial statements but we may be able to offset some or all of the amounts that are payable with our tax loss carry-forwards. We may be subject to alternative minimum taxes, foreign taxes and state income taxes depending on our taxable income and sources of taxable income.

Historically we have financed our operations primarily through public and private placements of our equity securities. Over the past several years we have generated sufficient cash from operations to fund the business. We believe our available cash resources will support our operations and capital needs for at least the next twelve months.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Seasonality

The markets for our III-V and consumer electronic CyberDisplay products have been traditionally seasonal, with sales of these products strongest in the third quarter followed by our second quarter then our fourth quarter and our first quarter being our lowest sales quarter. However this seasonal pattern did not exist in fiscal year 2011. The timing of new product introductions by our customers may have disrupted the seasonality of our business.

Climate Change

We do not believe there is anything unique to our business which would result in climate change regulations having a disproportional affect on us as compared to U.S. industry overall.

Inflation

We do not believe our operations have been materially affected by inflation in the last 3 fiscal years.

Contractual Obligations

The following is a summary of our contractual payment obligations for operating leases as of December 31, 2011:

Contractual Obligations	Total	Less than 1 year	1-3 Years	3-5 years	More than 5 years
Operating Lease Obligations	$4,986,820	$1,031,419	$1,490,276	$1,706,625	$758,500

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We invest our excess cash in high-quality U.S. government, government-backed (Fannie Mae, FDIC guaranteed bonds and certificates of deposit) and corporate debt instruments, which bear lower levels of relative risk. We believe that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations and cash flows should not be material to our cash flows or income. It is possible that interest rate movements would increase our unrecognized gain or loss on interest rate securities. Included in other assets are equity investments in Advanced Wireless Semiconductor Company (AWSC) and WIN Semiconductor Corp. (WIN) of approximately $1.6 million and $1.7 million, respectively, which are subject to changes in value because of either specific operating issues or overall changes in the stock market. We are exposed to changes in foreign currency exchange rates primarily through our translation of our foreign subsidiary’s financial positions, results of operations, and transaction gains and losses as a result of non U.S. dollar denominated cash flows related to business activities in Asia, and remeasurement of United States dollars to the functional currency of our foreign subsidiaries. We are also exposed to the affects of exchange rates in the purchase of certain raw materials whose price is in U.S. dollars but the price on future purchases is subject to change based on the relationship of the Japanese Yen to the U.S. dollar. We do not currently hedge our foreign currency exchange rate risk. We estimate that any market risk associated with our international operations is unlikely to have a material adverse effect on our business, financial condition or results of operation. Our portfolio of marketable debt securities is subject to interest rate risk although our intent is to hold securities until maturity. The credit rating of our investments may be affected by the underlying financial health of the guarantors of our investments. We use Gallium Arsenide and Silicon wafers but do not enter into forward or futures hedging contracts.

Item 8.	Financial Statements and Supplementary Data

The financial statements required by this Item are included in this Report on pages 53 through 82. Reference is made to Item 15 of this Report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (Disclosure Controls), as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2011. The controls evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Disclosure Controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s (SEC’s) rules and forms. Disclosure Controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our quarterly evaluation of Disclosure Controls includes an evaluation of some components of our internal control over financial reporting, and internal control over financial reporting is also separately evaluated on an annual basis for purposes of providing the management report which is set forth below.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011, based on the criteria outlined in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on their assessment, management concluded that, as of December 31, 2011, the Company’s internal control over financial reporting is effective based on those criteria.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Kopin Corporation

Taunton, Massachusetts

We have audited the internal control over financial reporting of Kopin Corporation and subsidiaries (the “Company”) as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report On Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2011, of the Company and our report dated March 15, 2012 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

March 15, 2012

Item 9B.	Other Information.

None

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required under this item is incorporated herein by reference from our Proxy Statement relating to our 2012 Annual Meeting of Shareholders (the Proxy Statement). In addition to the disclosures made in our Proxy Statement and incorporated by reference herein, information with respect to executive officers required by this item is set forth in Part I of this Report.

Code of Ethics.    We have adopted a Code of Business Conduct and Ethics (the Code) that applies to all of our employees (including our CEO and CFO) and directors. The Code is available on our website at www.kopin.com. We intend to satisfy the disclosure requirement regarding any amendment to or waiver of a provision of the Code applicable to any executive officer or director, by posting such information on our website.

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

The information required under this item is contained in our Proxy Statement under the caption “Stock Ownership of Principal Stockholders and Management” and is incorporated herein by reference from the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference from the Proxy Statement. Refer also to the equity compensation plan information set forth in Part II Item 5 of this Annual Report on Form 10-K.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated herein by reference from the Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference from the Proxy Statement.

Item 15.	Exhibits and Financial Statement Schedules

(a) Documents filed as part of the Report:

(1) Consolidated Financial Statements:

(2) Financial Statement Schedule:

Schedule II—Valuation and Qualifying Accounts	84

Schedules other than the one listed above have been omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements or the notes thereto.

(3) Exhibits

3.1	Amended and Restated Certificate of Incorporation	(2)

3.2	Amendment to Certificate of Incorporation	(5)

3.3	Amendment to Certificate of Incorporation	(5)

3.4	Fourth Amended and Restated By-laws	(8)

4	Specimen Certificate of Common Stock	(1)

10.1	Form of Employee Agreement with Respect to Inventions and Proprietary Information	(1)

10.2	Amended and Restated 1992 Stock Option Plan	(2	)*

10.3	1992 Stock Option Plan Amendment	(5	)*

10.4	1992 Stock Option Plan Amendment	(6	)*

10.5	Kopin Corporation 2001 Equity Incentive Plan	(7	)*

10.6	Kopin Corporation 2001 Equity Incentive Plan Amendment	(9	)*

10.7	Kopin Corporation 2001 Equity Incentive Plan Amendment	(10	)*

10.8	Kopin Corporation 2001 Equity Incentive Plan Amendment	(11	)*

10.9	Kopin Corporation 2001 Equity Incentive Plan Amendment	(13	)*

10.10	Kopin Corporation 2001 Supplemental Equity Incentive Plan	(6	)*

10.11	Form of Key Employee Stock Purchase Agreement	(1	)*

10.12	License Agreement by and between the Company and Massachusetts Institute of Technology dated April 22, 1985, as amended	(1)

10.13	Facility Lease, by and between the Company and Massachusetts Technology Park Corporation, dated October 15, 1993	(3)

10.14	Joint Venture Agreement, by and among the Company, Kowon Technology Co., Ltd., and Korean Investors, dated as of March 3, 1998	(4)

10.15	Seventh Amended and Restated Employment Agreement between the Company and Dr. John C.C. Fan, dated as of December 8, 2010

10.16	Kopin Corporation Form of Stock Option Agreement under 2001 and 2010 Equity Incentive Plans	(12	)*

10.17	Kopin Corporation 2001 and 2010 Equity Incentive Plan Form of Restricted Stock Purchase Agreement	(12	)*

10.18	Kopin Corporation Fiscal Year 2012 Incentive Bonus Plan	*

10.19	Kopin Corporation Stock Purchase Agreement of 19,572,468 shares of Kopin Taiwan Corporation, (KTC) common stock	(14)

10.20	Kopin Corporation 2010 Equity Incentive Plan	(15)

21.1	Subsidiaries of Kopin Corporation

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text

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

KOPIN CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Kopin Corporation

Taunton, Massachusetts

We have audited the accompanying consolidated balance sheets of Kopin Corporation and subsidiaries (the “Company”) as of December 31, 2011 and December 25, 2010, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Kopin Corporation and subsidiaries as of December 31, 2011 and December 25, 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2012 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

March 15, 2012

KOPIN CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31, 2011	December 25, 2010
ASSETS
Current assets:
Cash and equivalents	$43,095,163	$49,834,547
Marketable debt securities, at fair value	62,323,387	61,112,843
Accounts receivable, net of allowance of $513,000 and $737,000 in 2011 and 2010, respectively	16,510,851	14,539,664
Accounts receivable from unconsolidated affiliates	1,340,788	2,558,513
Unbilled receivables	36,115	391,171
Inventory	21,415,517	21,462,871
Prepaid taxes	412,068	664,320
Prepaid expenses and other current assets	1,294,368	2,060,833

Total current assets	146,428,257	152,624,762
Property, plant and equipment, net	32,369,441	32,613,961
Deferred tax assets	4,201,627	—
Goodwill	1,664,457	—
Intangible assets, net	1,953,660	—
Other assets	7,946,087	6,857,675

Total assets	$194,563,529	$192,096,398

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,384,870	$11,317,865
Accrued payroll and expenses	4,182,505	2,741,004
Accrued warranty	1,318,000	1,300,000
Billings in excess of revenue earned	2,467,461	3,210,895
Other accrued liabilities	2,126,954	1,956,642

Total current liabilities	22,479,790	20,526,406
Asset retirement obligations	1,295,670	944,617
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $.01 per share: authorized, 3,000 shares; none issued	—	—
Common stock, par value $.01 per share: authorized, 120,000,000 shares; issued 76,123,940 shares in 2011 and 74,604,442 shares in 2010; outstanding 64,361,491 in 2011 and 64,775,234 in 2010	732,263	725,708
Additional paid-in capital	315,710,160	313,311,889
Treasury stock (8,864,767 and 7,795,605 shares in 2011 and 2010, respectively, at cost)	(30,995,449)	(26,580,823)
Accumulated other comprehensive income	4,146,024	5,985,345
Accumulated deficit	(124,008,273)	(127,606,200)

Total Kopin Corporation stockholders’ equity	165,584,725	165,835,919
Noncontrolling interest	5,203,344	4,789,456

Total stockholders’ equity	170,788,069	170,625,375

Total liabilities and stockholders’ equity	$194,563,529	$192,096,398

See Accompanying Notes to Consolidated Financial Statements.

KOPIN CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

Fiscal year ended	2011	2010	2009
Revenues:
Net product revenues	$125,464,687	$116,622,692	$108,118,271
Research and development revenues	5,679,908	3,763,074	6,536,486

	131,144,595	120,385,766	114,654,757
Expenses:
Cost of product revenues	82,110,464	81,224,350	75,982,694
Research and development-funded programs	3,741,602	2,692,488	3,586,372
Research and development-internal	22,133,360	17,041,440	10,560,662
Selling, general and administrative	18,928,996	14,837,519	14,136,482
Impairment of intangible assets and goodwill	4,999,512	—	—

	131,913,934	115,795,797	104,266,210

(Loss) income from operations	(769,339)	4,589,969	10,388,547
Other income and expense:
Interest income	1,305,240	2,192,334	2,180,678
Other income and expense, net	93,125	77,202	728,686
Foreign currency transaction gains (losses)	12,403	(418,710)	(1,005,184)
Gain on loans to KTC	—	—	1,187,937
Gain on remeasurement of investment in KTC	—	—	599,328
Gain on sales of investments	368,641	2,597,505	—
Other-than-temporary impairment of marketable debt securities	(150,644)	—	(926,630)
Gain on sales of patents	155,658	769,797	6,323,934

	1,784,423	5,218,128	9,088,749

Income before benefit (provision) for income taxes, and equity (losses) earnings in unconsolidated affiliates and net (income) loss of noncontrolling interest	1,015,084	9,808,097	19,477,296
Tax benefit (provision)	3,541,000	(252,000)	(690,200)

Income before equity (losses) earnings in unconsolidated affiliates and net (income) loss of noncontrolling interest	4,556,084	9,556,097	18,787,096
Equity (losses) earnings in unconsolidated affiliates	(296,451)	(600,299)	483,057

Net income	$4,259,633	$8,955,798	$19,270,153
Net (income) loss attributable to the noncontrolling interest	(661,706)	(21,647)	173,217

Net income attributable to the controlling interest	$3,597,927	$8,934,151	$19,443,370

Net income per share
Basic	$0.06	$0.14	$0.29

Diluted	$0.06	$0.13	$0.29

Weighted average number of common shares outstanding:
Basic	64,405,776	66,019,847	66,849,890

Diluted	65,234,212	66,711,501	67,457,751

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Fiscal years ended	2011	2010	2009
Net income	$4,259,633	$8,955,798	$19,270,153
Foreign currency translation adjustments	(1,368,829)	2,216,793	1,682,514
Holding (loss) gain on marketable securities	(135,519)	1,274,580	4,615,316
Reclassifications of gains in net income	(457,808)	(1,732,568)	(172,466)

Comprehensive income	$2,297,477	$10,714,603	$25,395,517
Comprehensive loss attributable to the noncontrolling interest	$(413,888)	$(351,920)	$(188,854)

Comprehensive income attributable to the controlling interest	$1,883,589	$10,362,683	$25,206,663

See Accompanying Notes to Consolidated Financial Statements.

KOPIN CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Kopin Corporation Stockholders’ Equity	Noncontrolling interest	Total Stockholders’ Equity
	Shares	Amount
Balance December 27, 2008	71,873,228	$718,732	$310,241,805	$(14,552,865)	$(168,303)	$(157,757,433)	$138,481,936	$2,912,519	$141,394,455
Exercise of stock options	32,010	320	123,055	—	—	—	123,375	—	123,375
Vesting of restricted stock	555,604	5,556	(5,556)	—	—	—	—	—	—
Stock based compensation expense	—	—	1,884,340	—	—	—	1,884,340	—	1,884,340
Net unrealized holding gain on marketable securities	—	—	—	—	4,442,850	—	4,442,850	—	4,442,850
Foreign currency translation adjustments	—	—	—	—	1,320,443	—	1,320,443	362,071	1,682,514
Cumulative effect adjustment as of March 29, 2009 related to non credit-related losses on investments recorded in operations	—	—	—	—	(1,773,712)	1,773,712	—	—	—
Change in other-than-temporary impairment loss recorded in other comprehensive income (loss)	—	—	—	—	735,535	—	735,535	—	735,535
Acquisition of KTC equity interest	—	—	(259,739)	—	—	—	(259,739)	1,014,381	754,642
Restricted stock for tax withholding obligations	(193,000)	(1,930)	(684,193)	—	—	—	(686,123)	—	(686,123)
Treasury stock purchase	—	—	—	(5,299,451)	—	—	(5,299,451)	—	(5,299,451)
Net income	—	—	—	—	—	19,443,370	19,443,370	(173,217)	19,270,153

Balance December 26, 2009	72,267,842	$722,678	$311,299,712	$(19,852,316)	$4,556,813	$(136,540,351)	$160,186,536	$4,115,754	$164,302,290
Exercise of stock options	9,665	97	36,147	—	—	—	36,244	—	36,244
Vesting of restricted stock	419,838	4,198	(4,198)	—	—	—	—	—	—
Stock based compensation expense	—	—	2,583,728	—	—	—	2,583,728	—	2,583,728
Net unrealized holding gain on marketable securities	—	—	—	—	(1,243,327)	—	(1,243,327)	—	(1,243,327)
Foreign currency translation adjustments	—	—	—	—	1,886,520	—	1,886,520	330,273	2,216,793
Change in other-than-temporary impairment loss recorded in other comprehensive income (loss)	—	—	—	—	785,339	—	785,339	—	785,339
Acquisition of KTC equity interest	—	—	(72,882)	—	—	—	(72,882)	321,782	248,900
Restricted stock for tax withholding obligations	(126,510)	(1,265)	(530,618)	—	—	—	(531,883)	—	(831,883)
Treasury stock purchase	—	—	—	(6,728,507)	—	—	(6,728,507)	—	(6,728,507)
Net income	—	—	—	—	—	8,934,151	8,934,151	21,647	8,955,798

Balance December 25, 2010	72,570,835	$725,708	$313,311,889	$(26,580,823)	$5,985,345	$(127,606,200)	$165,835,919	$4,789,456	$170,625,375
Exercise of stock options	19,700	197	72,248	—	—	—	72,445	—	72,445
Vesting of restricted stock	897,953	8,980	(8,980)	—	—	—	—	—	—
Stock based compensation expense	—	—	3,361,948	—	—	—	3,361,948	—	3,361,948
Net unrealized holding loss on marketable securities	—	—	—	—	(971,148)	—	(971,148)	—	(971,148)
Foreign currency translation adjustments	—	—	—	—	(1,121,011)	—	(1,121,011)	(247,818)	(1,368,829)
Change in other-than-temporary impairment loss recorded in other comprehensive income	—	—	—	—	252,838	—	252,838	—	252,838
Restricted stock for tax withholding obligations	(262,230)	(2,622)	(1,026,945)	—	—	—	(1,029,567)	—	(1,029,567)
Treasury stock purchase	—	—	—	(4,414,626)	—	—	(4,414,626)	—	(4,414,626)
Net income	—	—	—	—	—	3,597,927	3,597,927	661,706	4,259,633

Balance December 31, 2011	73,226,258	$732,263	$315,710,160	$(30,995,449)	$4,146,024	$(124,008,273)	$165,584,725	$5,203,344	$170,788,069

See Accompanying Notes to Consolidated Financial Statements.

KOPIN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Fiscal year ended	2011	2010	2009
Cash flows from operating activities:
Net income	$4,259,633	$8,955,798	$19,270,153
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,598,672	6,565,365	5,990,951
Accretion (amortization) of premium or discount on marketable debt securities	(152,665)	69,891	(260,687)
Stock-based compensation	3,923,628	2,583,728	1,884,340
Net gain on investment transactions	(368,641)	(2,597,505)	—
Losses (earnings) in unconsolidated affiliates	296,451	600,299	(483,057)
Impairment on marketable debt securities	150,644	—	926,630
Impairment of intangible assets and goodwill	4,999,512	—	—
Release of valuation allowance on deferred tax assets	(4,266,000)	—	—
Gain on loans to KTC	—	—	(1,187,937)
Gain on remeasurement of investment in KTC	—	—	(599,328)
Foreign currency losses	14,150	418,710	942,462
Change in allowance for bad debt	(224,644)	154,000	(588,066)
Change in other non-cash items	379,246	(203,526)	564,252
Changes in assets and liabilities:
Accounts receivable	256,190	1,926,676	3,703,840
Inventory	162,575	(4,287,717)	(2,666,190)
Prepaid expenses and other current assets	1,311,173	(718,074)	132,458
Accounts payable and accrued expenses	655,611	338,863	(4,228,801)
Billings in excess of revenue earned	(743,434)	126,833	(43,861)

Net cash provided by operating activities	19,252,101	13,933,341	23,357,159

Cash flows from investing activities:
Proceeds from sale of marketable debt securities	40,732,353	47,956,856	31,328,136
Purchase of marketable debt securities	(42,345,935)	(48,730,506)	(48,712,270)
Other assets	16,906	196,578	(41,781)
Proceeds from sale of investments	392,196	4,223,536	—
Net cash received from KTC equity interest investment	—	—	212,380
Cash paid to acquire FDD, net of cash acquired	(10,084,307)	—	—
Purchase of cost based investment	(1,980,609)	—	—
Proceeds from sale of property and equipment	—	—	426,537
Capital expenditures	(7,132,371)	(15,849,823)	(3,684,630)

Net cash used in investing activities	(20,401,767)	(12,203,359)	(20,471,628)

Cash flows from financing activities:
Treasury stock purchases	(4,414,626)	(6,728,507)	(5,299,451)
Investment in KTC as controlling interest was acquired	—	(72,085)	(300,000)
Issuance of KTC shares to noncontrolling interest	—	111,144	—
Settlements of restricted stock for tax withholding obligations	(1,029,567)	(531,883)	(686,123)
Proceeds from exercise of stock options	72,445	36,244	123,375

Net cash used in financing activities	(5,371,749)	(7,185,087)	(6,162,199)

Effect of exchange rate changes on cash	(217,970)	456,908	159,963

Net decrease in cash and equivalents	(6,739,384)	(4,998,197)	(3,116,705)
Cash and equivalents:
Beginning of year	49,834,547	54,832,744	57,949,449

End of year	43,095,163	$49,834,547	$54,832,744

Supplemental disclosure of cash flow information:
Income taxes paid	$186,000	$221,000	$1,304,000

Supplemental schedule of noncash investing activities:
Construction in progress included in accrued expenses	$469,000	$1,194,000	$124,058

See Accompanying Notes to Consolidated Financial Statements.

KOPIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Summary of Significant Accounting Policies

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fiscal Year

The Company’s fiscal year ends on the last Saturday in December. The fiscal year ended December 31, 2011 includes 53 weeks, the fiscal years ended December 25, 2010 and December 26, 2009 each include 52 weeks and are referred to as fiscal years 2011, 2010 and 2009, respectively, herein.

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

Marketable debt securities consist primarily of commercial paper, medium-term corporate notes, and United States government and agency backed securities. The Company classifies these marketable debt securities as available-for-sale at fair value in “Marketable Securities.” The investments in Advanced Wireless Semiconductor Company (AWSC) and WIN Semiconductor Corp. (WIN) are included in “Other Assets” as available-for-sale and at fair value. The Company records the amortization of premium and accretion of discounts on marketable debt securities in the results of operations.

The Company uses the specific identification method as a basis for determining cost and calculating realized gains and losses with respect to marketable debt securities. The gross gains and losses realized related to sales of marketable debt securities were not material during fiscal years 2011, 2010 and 2009.

Inventory

Inventory is stated at the lower of cost (determined on the first-in, first-out or specific identification method) or market and consists of the following at December 31, 2011 and December 25, 2010:

	2011	2010
Raw materials	$9,934,724	$10,775,935
Work-in-process	5,220,353	4,159,064
Finished goods	6,260,440	6,527,872

	$21,415,517	$21,462,871

Inventory on consignment at customer locations was $3.9 million and $4.4 million at December 31, 2011 and December 25, 2010, respectively. Included in prepaid expenses and other current assets is a deposit of $0.4 million for raw materials in advance of delivery.

Property, plant and equipment

Property, plant and equipment are recorded at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets, generally 3 to 10 years. Leasehold

KOPIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

improvements and leased equipment are amortized over the shorter of the term of the lease or the useful life of the improvement or equipment. As discussed below, obligations for asset retirement are accrued at the time property, plant and equipment is initially purchased or as such obligations are generated from use.

Product Warranty

The Company generally sells products with a limited warranty of product quality and a limited indemnification of customers against intellectual property infringement claims related to the Company’s products. The Company accrues for known warranty and indemnification issues if a loss is probable and can be reasonably estimated, and accrues for estimated incurred but unidentified issues based on historical activity. As of December 31, 2011 and December 25, 2010, the Company had warranty reserves of $1.3 million. For the fiscal years 2011, 2010 and 2009 warranty claims and reversals were approximately $1.4 million, $0.8 million and $1.2 million, respectively.

Asset Retirement Obligations

The Company recorded asset retirement obligations (ARO) liabilities of $1.3 million and $0.9 million at December 31, 2011 and December 25, 2010, respectively. This represents the legal obligations associated with retirement of the Company’s assets when the timing and/or method of settling the obligation are conditional on a future event that may or may not be within the control of the Company. The Company also recorded accumulated depreciation charges of $0.6 million and $0.6 million, at December 31, 2011 and December 25, 2010, respectively, which represents the cumulative amortization of the capitalized long-lived asset associated with this obligation. The Company estimated the ARO using a discounted cash flow model that considered the Company’s cost of capital as well as increases in costs prior to settlement of the obligations and considered the probability that performance would be required.

	2011	2010
Asset retirement obligation as of December 25, 2010	$944,617	$903,133
Additions liabilities incurred	309,119	—
Accretion	41,934	—

Asset retirement obligation as of December 31, 2011	$1,295,670	$944,617

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

Taiwan tax law requires a 10% tax on unappropriated earnings of the Company’s subsidiary KTC. The Company records this tax in the year the earnings are recorded.

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

Net Income Per Share

Basic net income per share is computed using the weighted-average number of shares of common stock outstanding during the period less any unvested restricted shares. Diluted earnings per common share is calculated using weighted-average shares outstanding and contingently issuable shares, less weighted-average shares reacquired during the period. The net outstanding shares are adjusted for the dilutive effect of shares issuable upon the assumed conversion of the Company’s common stock equivalents, which consist of outstanding stock options and unvested restricted stock units.

Weighted-average common shares outstanding used to calculate earnings per share, is as follows:

	2011	2010	2009
Weighted-average common shares outstanding—basic	64,405,776	66,019,847	66,849,890
Stock options and nonvested restricted common stock	828,436	691,654	607,861

Weighted-average common shares outstanding—diluted	65,234,212	66,711,501	67,457,751

The following were not included in weighted-average common shares outstanding- diluted because they are anti-dilutive.

	2011	2010	2009
Nonvested restricted common stock	613,934	229,159	419,213
Stock options	1,561,925	2,544,411	3,953,387

Total	2,175,859	2,773,570	4,372,600

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

Stock-Based Compensation

The fair value of stock option awards is estimated on the date of grant using the Black-Scholes-Merton option-pricing model. There were no stock options granted in fiscal years 2011, 2010 or 2009.

KOPIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of nonvested restricted common stock awards is generally the market value of the Company’s equity shares on the date of grant. The nonvested restricted common stock awards require the employee to fulfill certain obligations, including remaining employed by the Company for one, two or four years (the vesting period) and in certain cases also require meeting either performance criteria or the Company’s stock achieving a certain price. The performance criteria primarily consist of the achievement of the Company’s annual incentive plan goals. For nonvested restricted common stock awards which solely require the recipient to remain employed with the Company, the stock compensation expense is amortized over the anticipated service period. For nonvested restricted common stock awards which require the achievement of performance criteria, the Company reviews the probability of achieving the performance goals on a periodic basis. If the Company determines that it is probable that the performance criteria will be achieved, the amount of compensation cost derived for the performance goal is amortized over the service period. If the performance criteria are not met, no compensation cost is recognized and any previously recognized compensation cost is reversed. The Company recognizes compensation costs on a straight-line basis over the requisite service period for time vested awards.

In 2011, the Company granted compensation awards to its Chief Executive Officer that consisted of a grant of 260,000 shares of restricted stock and a grant of 380,000 shares of phantom stock to be settled in cash. The 260,000 shares of restricted stock and the 380,000 shares of phantom stock will vest at the end of the first 10 consecutive trading day period following the grant date during which the Company’s common stock trades at a price per share equal to or greater than $5.25, prior to September 12, 2016. The vesting of the awards upon achieving a closing stock price of $5.25 for 10 consecutive days is considered a market condition. The accounting for the 260,000 shares requires that the fair market value of the shares is determine on the grant day and then this fair market value is expensed straight-line over the derived service period. The accounting for the phantom stock award requires the Company to periodically assess the fair market value of the award, with increases or decrease in the fair market value being reflected in the statement of operations. The fair market value of the awards will be expensed over a derived service period currently estimated to be approximately 12 months. However, if the market condition occurs before the estimated service period of 12 months or if there are material changes in the underlying data used in the fair market valuation, the fair market valuation may increase or decrease and the period over which the fair market valuation is recognized in the statement of operations may increase or decrease.

Comprehensive Income

Comprehensive income is the total of net income and all other non-owner changes in equity including such items as unrealized holding gains (losses) on marketable equity and debt securities classified as available-for-sale and foreign currency translation adjustments.

The components of accumulated other comprehensive income (loss) is as follows:

	Cumulative Translation Adjustment	Unrealized Holding (Loss) Gain on Marketable Securities	Non-Credit Related Losses on Investments	Accumulated Other Comprehensive Income (Loss)
Balance as of December 27, 2008	$(766,082)	$597,779	$—	$(168,303)
Changes during year	1,320,443	4,442,850	(1,038,177)	4,725,116

Balance as of December 26, 2009	554,361	5,040,629	(1,038,177)	4,556,813
Changes during year	1,886,520	(1,243,327)	785,339	1,428,532

Balance as of December 25, 2010	2,440,881	3,797,302	(252,838)	5,985,345
Changes during year	(1,121,011)	(971,148)	252,838	(1,839,321)

Balance as of December 31, 2011	$1,319,870	$2,826,154	$—	$4,146,024

KOPIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Impairment of Long-Lived Assets

The Company periodically reviews the carrying value of our long-lived assets to determine if facts and circumstances suggest that they may be impaired or that the amortization or depreciation period may need to be changed. The carrying value of a long-lived asset is considered impaired when the anticipated identifiable undiscounted cash flows from such asset are less than its carrying value. For assets that are to be held and used, impairment is measured based upon the amount by which the carrying amount of the asset exceeds its fair value. The carrying value of the Company’s long-lived assets was $32.4 million at December 31, 2011.

Recently Adopted Accounting Pronouncements

Intangibles, Goodwill and Other

In December 2010 and September 2011, the FASB issued ASU 2010-28 and ASU 2011-08 Intangibles—Goodwill and Other, respectively, which both modify the annual goodwill impairment testing procedures. ASU 2010-28 focuses on the carrying amount of goodwill for purposes of performing step one of the goodwill test and ASU 2011-08 focuses on allowing entities the ability to first assess the qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Both of these updates are effective for annual and interim reporting periods beginning after December 15, 2011 and early adoption is permitted. ASU 2010-28 requires retrospective application. The Company elected not to early adopt either of these updates and does not expect the adoption will have a material impact on its goodwill impairment calculation, financial position or results of operations.

Fair Value Measurement

In May 2011, the FASB issued ASU-2011-04 Fair Value Measurement that modifies the fair value measurements and disclosure requirements in U.S. GAAP and IFRS. This newly issued accounting standard clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable inputs. This guidance is effective on a prospective basis for annual and interim reporting periods beginning after December 15, 2011. The Company does not expect that adoption of this standard will have a material impact on its financial position or results of operations.

Statement of Comprehensive Income

In June 2011, the FASB issued ASU 2011-05 Statement of Comprehensive Income which (1) eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity; (2) requires the consecutive presentation of the statement of net income and other comprehensive income; and (3) requires an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income. The FASB has deferred the third requirement under this ASU. This amendment does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income nor does this amendment affect how earnings per share is calculated or presented. This guidance is required to be applied retrospectively and is effective for fiscal years and interim periods beginning after December 15, 2011. The Company does not expect that adoption of this standard will have a material impact on its financial position or results of operations.

KOPIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.    Property, Plant and Equipment

Property, plant and equipment consisted of the following at December 31, 2011 and December 25, 2010:

	Useful Life	2011	2010
Land		$831,387	$867,573
Buildings	10 years	5,773,270	5,106,251
Equipment	3-5 years	68,794,841	48,225,704
Leasehold improvements	Life of the lease	15,263,804	14,357,251
Furniture and fixtures	3 years	400,304	404,143
Equipment under construction		1,889,396	16,536,645

		92,953,002	85,497,567
Accumulated depreciation and amortization		(60,583,561)	(52,883,606)

		$32,369,441	$32,613,961

There were no gains or losses on disposals of long-lived assets in fiscal years 2011, 2010 and 2009. Depreciation expense for the fiscal years 2011, 2010 and 2009 was approximately $7,934,000, $6,565,000 and $5,991,000 respectively.

3.    Other Assets and Amounts Due To / Due From Affiliates

Other assets consist of the following as of December 31, 2011 and December 25, 2010:

	2011	2010
Marketable Equity Securities
AWSC.	$1,602,096	$4,001,937
WIN	1,709,189	—
Non-Marketable Securities—Equity Method Investments
KoBrite	2,401,669	2,698,120
Non-Marketable Securities-Cost Based Investments	1,980,609	—
Other	252,525	157,618

	$7,946,087	$6,857,675

Marketable Equity Securities

As of December 31, 2011 and December 25, 2010 the Company had an investment in AWSC, with a fair market value of $1.6 million and $4.0 million, respectively and an adjusted cost basis of $0.7 million and $0.7 million, respectively. During the second quarter of 2011 the Company sold 300,000 shares of AWSC and recorded a gain of $0.4 million.

The table below shows amounts sold by the Company (revenues) from AWSC:

	2011	2010	2009
AWSC	$11,800,000	$14,466,000	$8,641,000

As of December 31, 2011 the Company was owed $1.1 million from AWSC and $0.2 million from other related parties. As of December 25, 2010, the Company was owed $2.6 million from AWSC.

KOPIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

One of the Company’s Directors is a director of AWSC and several directors and officers of Kopin own amounts ranging from 0.1% to 0.5% of the outstanding stock of AWSC.

As of December 31, 2011 the Company had an investment in WIN, with a fair market value of $1.7 million and an adjusted cost basis of $0. In 2011 WIN completed an initial public offering on a Taiwanese stock market. The investment is now classified as an available-for-sale marketable equity security and its fair market value is determined by reference to quoted market prices. The Company had previously written the investment off. As a result of the reclassification as an available for sale marketable security the Company recorded an unrealized gain of $1.7 million in accumulated other comprehensive income.

AWSC and WIN are listed on the Gre Tai stock exchange in Taiwan. The Company determines the fair market value of these investments based on the quoted prices from this exchange.

During the year ended December 25, 2010 the Company sold its investment in Micrel, Inc. for $2.2 million and recorded a gain of $0.7 million and sold shares of AWSC for $1.7 million and recorded a gain of $1.6 million. In addition, in 2010 the Company received and recorded a gain of $0.3 million representing an amount escrowed from the sale of the Company’s Kenet investment in 2008.

Non-Marketable Securities—Equity Method Investments

Equity (losses) gains in unconsolidated affiliates recorded in the consolidated statement of operations are as follows:

	2011	2010	2009
KoBrite	$(296,451)	$(600,299)	$(341,219)
KTC	—	—	824,276

Total	$(296,451)	$(600,299)	$483,057

The Company has an approximate 12% interest in KoBrite at December 31, 2011. The Company accounts for its interest using the equity method and at December 31, 2011 the carrying value of the investment was $2.4 million. KoBrite’s results are recorded one quarter in arrears. One of the Company’s Directors, who is the chairman of KTC, is a member of the Board of Directors of Bright LED, one of the other principal investors of KoBrite.

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

Summarized financial information for KTC from the period January 1, 2010 to July 31, 2010 and the year ended December 31, 2009 and for KoBrite for the years ended September 30, 2011, 2010 and 2009 are as follows:

	2011	2010	2009
Current assets	$12,468,000	$8,952,000	$19,378,000
Non current assets	15,927,000	15,389,000	18,782,000
Current liabilities	5,397,000	9,052,000	12,487,000
Revenues	7,938,000	12,288,000	13,573,000
Margin loss	(794,000)	(1,316,000)	(389,000)
Loss from operations	(2,685,000)	(3,292,000)	(2,793,000)
Net loss	$(2,526,000)	$(3,091,000)	$(2,410,000)

KOPIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Non-Marketable Securities—Cost Method Investments

In the fourth quarter of 2011 the Company invested approximately $2.0 million in a private company which makes display related products.

The Company has a loan to a non-officer employee for approximately $140,000 at December 31, 2011, which is currently due.

The Company has entered into agreements to sell certain patents which it is not using and that had a carrying value of $0. The total consideration the Company receives for the sale of the patents is a percentage of any sublicense fees, after expenses, the buyer received. In 2011, 2010 and 2009 the Company recorded $0.2 million, $0.8 million and $6.3 million of income, respectively, which represented the Company’s share of sublicense fees income. The Company does not expect to receive any material additional amounts from the sales of these patents. There is no additional consideration to be received for the patents sold. The Company continues to evaluate the patents in its portfolio for opportunities to moneterize these assets.

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

The consolidated statements of operations for the periods includes the following amounts which were recorded as a result of the transaction in 2009:

2009
Gain on remeasurement of Kopin’s previous investment in KTC	$599,000
Repayment of loan by KTC which was previously written-off	2,012,000
Reduction in bad debt allowance	507,000

In fiscal 2008, the Company recorded allowances for possible bad debts for the excess of what KTC owed the Company over what the Company owed KTC. During the nine months ended September 26, 2009 the Company reduced the allowance to $0, resulting in a reduction of selling, general and administrative expenses of approximately $0.5 million.

Prior to July 2009 the Company recorded its investment in KTC under the equity method and had written down the investment to $0. The Company remeasured and wrote-up its investment in KTC by approximately $0.6 million which represented the fair market value of the investment immediately prior to the purchase of the shares in July 2009.

One of the Company’s Directors is chairman of KTC and owns approximately 1% of the outstanding common stock of KTC. This director is also an employee and stockholder of MTI and is a member of the Board of Directors of KoBrite.

KOPIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Included in the Company’s consolidated statement of operations for 2009 is $0.6 million of net income from KTC which represents KTC’s results of operations from July 30, 2009, the date the Company took a controlling interest in KTC, through December 26, 2009. The following supplemental pro forma disclosures are provided for the year ended December 26, 2009 assuming the acquisition of the controlling interest in KTC had occurred as December 28, 2008 (the first day of the Company’s 2009 fiscal year). All intercompany transactions have been eliminated.

December 26, 2009
Revenues	$115,114,000
Net income	16,629,000

Forth Dimension Displays

On January 11, 2011, the Company purchased 100% of the outstanding common stock of Forth Dimension Displays Ltd. (FDD) for approximately $11.0 million plus contingent consideration. In addition to the approximate $11.0 million cash paid there were provisions for contingent consideration if certain revenue milestones were met. The revenue milestones were not met and no additional consideration was owed. Commencing in the first quarter of 2011, the Company consolidated the financial results of FDD. Accounting standards for business combinations require that an acquiring entity measures and recognizes identifiable assets acquired and liabilities assumed at the acquisition date fair value of the acquired company with limited exceptions.

The 2011 purchase of FDD shares was accounted for as follows:

Cash consideration	$11,000,000
Contingent consideration	—

Total purchase price	$11,000,000

The allocation of the purchase price is as follows:

Jan 11, 2011 (As adjusted (A))
Cash and marketable securities	$1,000,605
Accounts receivable	341,156
Inventory	638,331
Plant and equipment	1,500,202
Other identifiable assets	247,711
Customer relationships	3,300,000
Developed technology	1,100,000
Trademark portfolio	220,000
Identifiable liabilities	(1,952,464)
Goodwill	4,604,459

Total	$11,000,000

(A)	At the acquisition date the Company estimated that the contingent consideration would be $1.3 million and during 2011 it revised its estimate to $0.

KOPIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s goodwill balance is as follows:

Goodwill, December 26, 2010	$—
Goodwill from the acquisition of FDD at Jan. 11, 2011	5,538,491
Reduction in goodwill as a result of change in contingent consideration	(934,032)
Goodwill from the acquisition of FDD at Jan. 11, 2011, as adjusted	4,604,459
Impairment of goodwill	(2,964,114)
Foreign currency translation	24,112

Goodwill, December 31, 2011	$1,664,457

The Company performs impairment tests of goodwill at its reporting unit level. The Company conducts its annual goodwill impairment test on the last day of each fiscal year.

On December 31, 2011, the Company performed an impairment analysis of its finite-lived intangible assets based on a comparison of the undiscounted cash flows to the recorded carrying value of the intangible assets. This analysis resulted in the determination that a potential impairment was present. As a result of this analysis, the Company was required to determine the fair value of its finite-lived intangible assets and compare their respective fair values to their carrying values. The fair value of the acquired customer relationships is based on the benefit derived from the incremental revenue and related cash flows as a direct result of the customer relationships. The fair values of the acquired developed technology and trademark portfolio were determined by estimating the royalty expense that would be expected to be paid for the technology and trade name portfolio had they not been owned by the Company using market participant royalty rates and discounting the expected expense that is avoided given the Company’s ownership of these intangible assets. These forecasted cash flows are discounted to present value using an appropriate discount rate. As a result, the carrying values of the finite-lived intangible assets exceeded their fair values and the Company recorded impairments of $1.5 million related to customer relationships, $0.4 million related to developed technology, and $57,000 related to trademark portfolio.

After completing its finite-lived intangible asset impairment test, the Company completed its impairment analysis of the goodwill derived from the FDD acquisition and determined the goodwill was impaired. The Company’s impairment analysis for goodwill consisted of comparing the implied fair value of goodwill to its carrying value as of December 31, 2011. Determining the fair value of goodwill required determining the fair value of the FDD reporting unit using certain assumptions, including the consideration of two generally accepted valuation methodologies: (i) the income approach and (ii) the market approach. The income approach is based upon the present value of the expected income that can be generated through the ownership of the property. The market approach is a process by which the market value estimate is derived analyzing similar assets that have been recently sold or licensed and then comparing them to the subject. The Company concluded that, given the size of FDD and its relatively niche business, the income approach provided the most accurate method of valuation.

Based on this analysis, the Company recorded a $3.0 million goodwill impairment charge as of and for the year ended December 31, 2011.

The discount rate used was the value-weighted average of the Company’s estimated cost of equity and debt (“cost of capital”) derived using both known and estimated customary market metrics.

KOPIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The identified intangible assets will be amortized on a straight-line basis over the following lives:

Years
Customer relationships	7
Developed technology	7
Trademark portfolio	7

The Company recognized $170,000 and $665,000 in amortization for the three and twelve months ended December 31, 2011 related to its intangible assets.

Customer relationships represent the fair value of the underlying relationships and agreements with FDD customers. Developed technology represents the fair value of FDD’s technology as it exists in current products and has value through its continued use or reuse. The trademark represents the brand and name recognition associated with the marketing of FDD products and was determined to have a finite life.

The results of operations of the FDD acquisition have been included in the consolidated statements of operations from its acquisition date of January 11, 2011. FDD contributed approximately $4.9 million of net revenue to the consolidated results of operations for the fiscal year ended December 31, 2011. FDD’s net loss from operations included in the consolidated results of operation for the year ended December 31, 2011 was $6.9 million. The transaction related costs associated to the FDD acquisition were considered immaterial and included within selling, general and administrative expense for the fiscal year ended December 31, 2011.

The unaudited pro forma financial results for the fiscal year ended December 25, 2010 combine the unaudited historical results of the Company along with the unaudited historical results of FDD. The results include the effects of unaudited pro forma adjustments as if FDD was acquired on December 27, 2009 (the first day of the Company’s fiscal year 2010). There were no material nonrecurring pro forma adjustments in the calculation of revenue or earnings. The pro forma financial results presented below do not include any anticipated synergies or other expected benefits of the acquisition. The results of operations of FDD for the period January 1, 2011 through January 10, 2011 were immaterial. These results are presented for informational purposes only and are not necessarily indicative of future operations (in thousands, except per share amounts):

	Three Months Ended December 25, 2010	Twelve Months Ended December 25, 2010
Revenue	$34,590,000	$126,049,000
Net Income	$4,637,000	$8,497,000

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

KOPIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table details the fair value measurements within the fair value hierarchy of the Company’s financial assets:

		Fair Value Measurement at December 31, 2011 Using:
	Total	Level 1	Level 2	Level 3
Money Markets and Cash Equivalents	$43,095,163	$43,095,163	$—	$—
U.S. Government Securities	32,145,653	12,892,670	19,252,983	—
Corporate Debt	18,754,992	—	18,754,992	—
Certificates of Deposit	11,422,742	—	11,422,742	—
WIN Semiconductor Corp.	1,709,189	1,709,189
Advanced Wireless Semiconductor Company	1,602,096	1,602,096	—	—

	$108,729,835	$59,299,118	$49,430,717	$—

		Fair Value Measurement at December 25, 2010 Using:
	Total	Level 1	Level 2	Level 3
Money Markets and Cash Equivalents	$49,834,547	$49,834,547	$—	$—
U.S. Government Securities	24,194,630	9,806,380	14,388,250	—
Corporate Debt	23,212,833	—	23,212,833	—
Certificates of Deposit	13,705,380	—	13,705,380	—
Advanced Wireless Semiconductor Company	4,001,937	4,001,937	—	—

	$114,949,327	$63,642,864	$51,306,463	$—

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

Marketable Debt Securities

Investments in available-for-sale marketable debt securities are as follows at December 31, 2011 and December 25, 2010:

	Amortized Cost		Unrealized Gains		Unrealized Losses		Fair Value
	2011	2010	2011	2010	2011	2010	2011	2010
U.S. government and agency backed securities	$31,480,482	$23,899,218	$665,171	$295,412	$—	$—	$32,145,653	$24,194,630
Corporate debt and certificates of deposits	30,879,717	36,949,546	—	—	(701,983)	(31,333)	30,177,734	36,918,213

Total	$62,360,199	$60,848,764	$665,171	$295,412	$(701,983)	$(31,333)	$62,323,387	$61,112,843

KOPIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The contractual maturity of the Company’s marketable debt securities is as follows at December 31, 2011:

	Less than One year	One to Five years	Greater than Five years	Total
U.S. government and agency backed securities	$5,301,740	$25,061,877	$1,782,036	$32,145,653
Corporate debt and certificates of deposits	21,089,896	8,405,338	682,500	30,177,734

Total	$26,391,636	$33,467,215	$2,464,536	$62,323,387

Other-than-Temporary Impairments

The Company reviews its marketable debt securities on a quarterly basis for the presence of other-than-temporary impairment (OTTI).

If the Company determines that an OTTI has occurred it further estimates the amount of OTTI resulting from a decline in the credit worthiness of the issuer (credit-related OTTI) and the amount of non credit-related OTTI. Noncredit-related OTTI can be caused by such factors as market illiquidity. Credit-related OTTI is recognized in earnings while noncredit-related OTTI on securities not expected to be sold is recognized in other comprehensive income (OCI). The Company reclassified $1.8 million of noncredit-related OTTI recognized in its earnings prior to March 29, 2009 from retained earnings to accumulated OCI as a cumulative effect adjustment when it adopted a new accounting standard in the second quarter of 2009.

Included in other income and expense is an impairment charge on investments in corporate debt instruments of $0.2 million and $0.9 million for fiscal years 2011 and 2010, respectively.

6.    Stockholders’ Equity and Stock-Based Compensation

In December 2010 the Company’s Board of Directors authorized the repurchase of up to $15 million of the Company’s common stock in open market or negotiated transactions through December 2012. Since the plan’s inception through December 31, 2011 the Company has purchased 1,069,162 shares of its common stock for $4,414,626.

The Company has stock-based awards outstanding under several plans. In 2001, the Company adopted a 2001 Equity Incentive Plan (the Equity Plan) and a 2001 Supplemental Equity Plan (the Supplemental Plan). The Equity Plan authorized 7,100,000 shares of common stock, to be issued to employees, non-employees, and members of the Board of Directors (the Board). The Supplemental Plan authorized 1,300,000 shares of common stock, to be issued to employees and certain non-employees and only permits the issuance of nonqualified stock options and restricted common stock awards. The Equity Plan and the Supplemental had ten year lives and therefore no new equity awards may be issued under these plans. In 2010 the Company adopted a 2010 Equity Incentive Plan (the 2010 Equity Plan) which authorized the issuance of shares of common stock to employees, non-employees, and the Board. The 2010 Equity Plan has been subsequently amended to increase the number of authorized shares. The number of shares authorized is 1,800,000 plus the number of shares of common stock which were available for grant under the Equity Plan, the number of shares of common stock which were the subject of awards outstanding under the Equity Plan and are forfeited, terminated, cancelled or expire after the adoption of the 2010 Equity Plan and the number of shares of common stock delivered to the Company either in exercise of a Equity Plan award or in satisfaction of a tax withholding obligation. The option price of statutory incentive stock options shall not be less than 100% of the fair market value of the stock at the date of grant, or in the case of certain statutory incentive stock options, at 110% of the fair market value at the time of the grant. The

KOPIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

option price of nonqualified stock options is determined by the Board or Compensation Committee. Options must be exercised within a ten-year period or sooner if so specified within the option agreement. The term and vesting period for restricted stock awards and options granted under the 2010 Equity Plan are determined by the Board’s compensation committee.

The Company has available approximately 0.6 million shares of common stock available for issuance under the Company’s 2010 Equity Plan in excess of shares of common stock which have already been reserved for under previously issued equity awards.

Stock Options

A summary of stock option activity under the stock award plans as of December 31, 2011 and changes during the twelve month period is as follows:

	2011
	Shares	Weighted Average Exercise Price
Balance, beginning of year	2,899,261	$6.45
Options forfeited/cancelled	(976,236)	9.19
Options exercised	(19,700)	3.68

Balance, end of year	1,903,325	$5.07

Exercisable, end of year	1,903,325

The following table summarizes information about stock options outstanding and exercisable at December 31, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.01—$ 3.50	130,000	4.00	$3.49	130,000	$3.49
$ 3.75—$ 4.82	1,077,010	1.60	4.45	1,077,010	4.45
$ 5.00—$ 8.72	596,215	2.13	5.70	596,215	5.70
$10.00—$10.42	100,100	4.00	10.00	100,100	10.00

	1,903,325	2.06	$5.07	1,903,325	$5.07

Aggregate intrinsic value on December 31, 2011	$78,637			$78,637

No stock options were issued in 2011, 2010 or 2009. The intrinsic value of options exercised in 2011, 2010 and 2009 was approximately $23,000, $41,000 and $81,000, respectively. In June 2010 the Company issued a warrant to purchase 200,000 shares of the Company’s stock at $3.49. The warrant vests ratably over a two year period and as of December 31, 2011 150,000 shares had vested. The intrinsic value of the warrant at December 31, 2011 was approximately $78,000.

KOPIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash received from option exercises under all share-based payment arrangements was approximately $0.1 million and $0.1 million for fiscal years 2011 and 2010, respectively. No tax benefits were realized during the three year period ended 2011 due to the existence of tax net operating loss carryforwards.

NonVested Restricted Common Stock

The Company has issued shares of nonvested restricted common stock to certain employees. Each award requires the employee to fulfill certain obligations, including remaining employed by the Company for one, two or four years (the vesting period) and in certain cases also meeting performance criteria. A summary of the activity for nonvested restricted common stock awards as of December 31, 2011 and changes during the twelve months then ended is presented below:

	Shares	Weighted Average Grant Fair Value
Balance December 25, 2010	2,033,607	$3.79
Granted	1,891,012	4.12
Forfeited	(128,988)	4.17
Vested	(897,949)	3.13

Balance, December 31, 2011	2,897,682	$4.20

The forfeitures in 2011 were primarily due to fact that the performance criteria were not met related to these awards.

Stock-Based Compensation

The following table summarizes stock-based compensation expense related to employee stock options and nonvested restricted common stock awards for the fiscal years 2011, 2010 and 2009 (no tax benefits were recognized):

	2011	2010	2009
Cost of product revenues	$613,274	$590,950	$475,461
Research and development	577,514	428,123	231,890
Selling, general and administrative	2,732,840	1,564,655	1,176,989

Total	$3,923,628	$2,583,728	$1,884,340

Total unrecognized compensation expense for the nonvested restricted common stock as of December 31, 2011 totals $7,388,000 and is expected to be recognized over a period of 3 years.

7.    Concentrations of Risk

Financial instruments that potentially subject the Company to concentration of credit risk other than marketable securities consist principally of trade accounts receivable. Trade receivables are primarily derived from sales to manufacturers of consumer electronic devices and wireless components or military applications.

KOPIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Ongoing credit evaluations of customers’ financial condition are performed and collateral, such as letters of credit, are generally not required. The following table depicts the customer’s trade receivable balance as a percentage of gross trade receivables as of the end of the year indicated:

	Percent of Gross Accounts Receivable
Customer	2011	2010
Skyworks Solutions, Inc.	28%	24%
Advanced Wireless Semiconductor Co.	*	14
DRS Technologies	*	11
Raytheon Company	14	11

Sales to significant non-affiliated customers, for fiscal years 2011, 2010 and 2009, as a percentage of total revenues is shown in the table below. Note the caption “Military Customers in Total” in the table below includes Raytheon and DRS Technologies but excludes research and development contracts. (The symbol “*” indicates that sales to that customer were less than 10% of the Company’s total revenues.)

	Sales as a Percent of Total Revenue
	Fiscal Year
Customer	2011	2010	2009
Skyworks Solutions, Inc.	28%	25%	20%
Advanced Wireless Semiconductor Company	9	12	8
DRS Technologies	*	*	19
Raytheon Company	12	18	14
Military Customers in Total	30	33	45
United States Government Funded Research and Development Contracts	4	3	6

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

KOPIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.    Income Taxes

The (benefit) provision for income taxes consists of the following for the fiscal years indicated:

	Fiscal Year
	2011	2010	2009
Current
Federal	$150,000	$141,000	$251,000
State	242,000	231,000	468,000
Foreign	333,000	(120,000)	(29,000)

Total current provision	725,000	252,000	690,000
Deferred
Federal	3,977,000	10,253,000	6,532,000
State	(30,000)	513,000	1,414,000
Foreign	(467,000)	(700,000)	(100,000)
Change in valuation allowance	(7,746,000)	(10,066,000)	(7,846,000)

Total deferred provision	(4,266,000)	—	—

Total (benefit) provision for income taxes	$(3,541,000)	$252,000	$690,000

Net operating losses utilized in 2011, 2010 and 2009 to offset federal and state taxes were $2,698,000, $2,743,000 and $6,923,000, respectively.

The actual income tax (benefit) provision reported from operations are different than those which would have been computed by applying the federal statutory tax rate to loss before income tax benefit. A reconciliation of income tax benefit as computed at the U.S. federal statutory income tax rate to the provision for income tax benefit is as follows:

	Fiscal Year
	2011	2010	2009
Tax provision at federal statutory rates	$355,000	$3,212,000	$6,817,000
State tax liability	158,000	150,000	1,718,000
Foreign deferred	663,000	(203,000)	10,000
Goodwill	771,000	—	—
Nondeductible expenses	415,000	(35,000)	(40,000)
Utilized/expired net state operating loss carryforwards	—	(28,000)	(134,000)
Provision to tax return adjustments and state tax rate change	1,191,000	544,000	(1,432,000)
Tax credits	(858,000)	(312,000)	(636,000)
Non-deductible equity compensation	1,542,000	2,630,000	3,882,000
Other, net	(32,000)	(47,000)	(1,649,000)
Change in valuation allowance	(7,746,000)	(5,659,000)	(7,846,000)

	$(3,541,000)	$252,000	$690,000

Pretax foreign (losses) earnings were approximately $(4,559,000), 237,000 and ($401,000) for fiscal years 2011, 2010 and 2009, respectively. The Company has not received remittance of any earnings from its foreign operations nor does it intend to in the foreseeable future. Accordingly, U.S. income taxes were not provided for approximately $10.2 million of undistributed earnings of the Company’s Korean subsidiary and $6.5 million of undistributed earnings of the Company’s Taiwan subsidiary.

KOPIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred taxes are provided to recognize the effect of temporary differences between tax and financial reporting. Deferred income tax assets and liabilities consist of the following:

	Fiscal Year
	2011	2010
Deferred tax liability:
Intangible asset	$(508,000)	—
Deferred tax assets:
Federal net operating loss carryforwards	3,398,000	6,137,000
State net operating loss carryforwards	13,000	—
Foreign net operating loss carryforwards	5,533,000	4,080,000
Equity awards	886,000	2,491,000
Tax credits	5,599,000	4,576,000
Equipment	5,068,000	5,300,000
Investments	3,867,000	3,818,000
Other	3,903,000	4,342,000

Net deferred tax assets	27,759,000	30,744,000
Valuation allowance	(23,493,000)	(30,744,000)

	$4,266,000	$—

As of December 31, 2011, the Company has available for tax purposes federal net operating loss carryforwards (NOLs) of $9.7 million expiring through 2021. The Company has recognized a full valuation allowance on its net deferred tax assets excluding the net deferred tax assets of KTC, as the Company has concluded that such assets are not more likely than not to be realized. Based upon KTC’s 2011 results of operations and 2012 projected results of operations the Company concluded that it was more likely than not that the benefit of the net deferred tax assets would be realized and removed the valuation allowance. The $7.7 million decrease in valuation allowance during fiscal year 2011 was due to the reversal of the $4.9 million KTC valuation allowance partially offset by a net decrease in deferred tax assets of approximately $1.7 million and utilization of net operating losses of $1.1 million. The change in valuation allowance during fiscal year 2010 was due to a net decrease in deferred tax assets of approximately $2.5 million and utilization of net operating losses of $3.1 million. The Company has not historically recorded, nor does it intend to record the tax benefits from stock awards until realized. Unrecorded benefits from stock awards approximated $12.9 million at December 31, 2011.

The Company’s income tax returns have not been examined by the Internal Revenue Service and are subject to examination for all years since 2002. State income tax returns are generally subject to examination for a period of 3 to 5 years after filing of the respective return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states.

International jurisdictions have statutes of limitations generally ranging from 3 to 7 years after filing of the respective return. Years still open to examination by tax authorities in major jurisdictions include Korea (2006 onward), Japan (2006 onward), Hong Kong (2008 onward) and Taiwan (2010 onward) and UK returns (2011 onwards). The Company is not currently under examination in these jurisdictions.

9.    Accrued Warranty

The Company warrants its products against defect for 12 months. A provision for estimated future costs and estimated returns for credit relating to warranty is recorded in the period when product is shipped and revenue

KOPIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

recognized, and is updated as additional information becomes available. The Company’s estimate of future costs to satisfy warranty obligations is based primarily on historical warranty expense experienced and a provision for potential future product failures. Changes in the accrued warranty for fiscal years 2011 and 2010 are as follows:

	Fiscal Year Ended
	December 31, 2011	December 25, 2010
Beginning Balance	$1,300,000	$1,600,000
Additions	1,442,000	757,000
Claim and reversals	(1,424,000)	(1,057,000)

Ending Balance	$1,318,000	$1,300,000

10.    Employee Benefit Plan

The Company has an employee benefit plan pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended. In 2011, the plan allowed employees to defer an amount of their annual compensation up to a current maximum of $16,500 if they are under the age of 50 and $22,000 if they are over the age of 50. The Company matches 50% of all deferred compensation up to a maximum of 3% of each employee’s annual compensation. The amount charged to operations in connection with this plan was approximately $229,000, $238,000 and $200,000 in fiscal years 2011, 2010 and 2009, respectively.

11.    Commitments and Contingencies

Leases

The Company leases facilities located in Taunton and Westborough, Massachusetts, Scotts Valley, California, and Dalgety Bay, Scotland under non-cancelable operating leases. The Taunton leases expire in 2012 and 2020. The Westborough lease expires in 2023. The Scotts Valley lease terminates in 2012.The Dalgety Bay lease expires in 2013. Substantially all real estate taxes, insurance and maintenance expenses under these leases are the Company’s obligations and are expensed as incurred and were immaterial. The following is a schedule of minimum rental commitments under non-cancelable operating leases at December 31, 2011:

Fiscal Year ending,	Amount
2012	1,031,000
2013	496,000
2014	461,000
2015	533,000
2016	569,000
Thereafter	1,897,000

Total minimum lease payments	$4,987,000

Amounts incurred under operating leases are recorded as rent expense on a straight-line basis and aggregated approximately $1.8 million in fiscal year 2011, $1.6 million in fiscal year 2010 and $1.5 million in fiscal year 2009.

Other Agreements

The Company has entered into various license agreements which require payment of royalties based upon a set percentage of product sales, subject in some cases, to certain minimum amounts. Total royalty expense approximated $18,000, $27,000 and $20,000, respectively, in fiscal years 2011, 2010 and 2009.

KOPIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Included in Billings in excess of revenue earned is $2.2 million which was received in 2008 from a state grant. Amounts from this grant are earned by achieving certain employment levels and other conditions through 2017. In the event the Company does not achieve these employment levels some or all of the $2.2 million will be refunded. The agreement also contains repayment provisions which require us to repay certain amounts back to the state if the Company fails to achieve certain employment milestones after years three and five of the agreement, or if we move certain parts of the Company’s operations out of the state. Based on current the Company has estimated that it may be required to repay $1.0 million to the state in 2012.

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

KOPIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Effective as of January 11, 2011, when the Company acquired FDD, FDD is now a reportable segment. The Company has four operating and reportable segments: i) Kopin US, which includes the operations in the United States and the Company’s equity method investments, ii) Kowon iii) KTC and iv) FDD (commencing in 2011). The following table presents the Company’s reportable segment results for the years ended 2011, 2010 and 2009:

	Kopin U.S.	Kowon	KTC	FDD	Adjustments	Total
2011
Revenues	$125,961,000	$10,989,000	$20,995,000	$4,874,000	$(31,674,000)	$131,145,000
Net income (loss) attributable to the controlling interest	4,887,000	134,000	6,117,000	(6,878,000)	(662,000)	3,598,000
Total assets	183,555,000	19,287,000	29,618,000	6,657,000	(44,553,000)	194,564,000
Long lived assets	14,022,000	2,689,000	14,624,000	1,038,000	(4,000)	32,369,000

2010
Revenues	$117,476,000	$11,603,000	$8,766,000	$—	$(17,459,000)	$120,386,000
Net income (loss) attributable to the controlling interest	8,577,000	(112,000)	433,000	—	36,000	8,934,000
Total assets	174,973,000	19,992,000	19,652,000	—	(22,521,000)	192,096,000
Long lived assets	15,945,000	2,950,000	13,723,000	—	(4,000)	32,614,000

2009
Revenues	$113,183,000	$8,644,000	$3,346,000	$—	$(10,518,000)	$114,655,000
Net income (loss) attributable to the controlling interest	19,642,000	(1,095,000)	723,000	—	173,000	19,443,000
Total assets	168,603,000	19,316,000	9,691,000	—	(14,386,000)	183,224,000
Long lived assets	13,906,000	2,969,000	3,882,000	—	(4,000)	20,753,000

The Company has $1.7 million of goodwill related to its FDD segment.

The adjustments to reconcile to the consolidated financial statement total revenue, net income (loss) and total assets include the elimination of intercompany sales and intercompany receivables and the recording of the noncontrolling interest in Kowon and KTC.

Geographical revenue information for the three years ended December 31, 2011, December 25, 2010 and December 26, 2009 was based on the location of the customers and is as follows:

	Fiscal Year
	2011		2010		2009
	Revenue	% of Total	Revenue	% of Total	Revenue	% of Total
Asia-Pacific	$28,246,000	22%	$27,977,000	23%	$19,822,000	17%
Americas	102,899,000	78%	92,409,000	77%	94,833,000	83%

	$131,145,000	100%	$120,386,000	100%	$114,655,000	100%

Revenues by product group consisted of approximately the following:

	Fiscal Year
	2011	2010	2009
III-V	$66,486,000	$62,244,000	$46,452,000
Display	64,659,000	58,142,000	68,203,000

Total revenues	$131,145,000	$120,386,000	$114,655,000

KOPIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Long-lived assets by geographic area are as follows:

	Fiscal Years
	2011	2010
United States of America	$14,022,000	$15,944,000
United Kingdom	1,038,000	—
Republic of Korea	2,685,000	2,947,000
Taiwan, ROC	14,624,000	13,723,000

	$32,369,000	$32,614,000

14.    Selected Quarterly Financial Information (Unaudited)

The following tables present Kopin’s quarterly operating results for the fiscal years ended December 31, 2011 and December 25, 2010. The information for each of these quarters is unaudited and has been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, all necessary adjustments, consisting only of normal recurring adjustments, have been included to present fairly the unaudited consolidated quarterly results when read in conjunction with Kopin’s audited consolidated financial statements and related notes. These operating results are not necessarily indicative of the results of any future period.

Quarterly Periods During Fiscal Year Ended December 31, 2011:

	Three months ended March 26, 2011	Three months ended June 25, 2011	Three months ended September 24, 2011	Three months ended December 31, 2011
	(In thousands, except per share data)
Revenue	$34,934	$31,431	$29,566	$35,213
Gross profit (2)	10,974	10,482	9,467	12,431
Net income attributable to the controlling interest	$2,066	$802	$797	$(67)
Net income per share (1):
Basic	$0.03	$0.01	$0.01	$0.00
Diluted	$0.03	$0.01	$0.01	$0.00
Shares used in computing net income per share:
Basic	64,737	64,529	64,292	64,065
Diluted	65,655	66,775	65,441	64,065

(1)	Net income per share is computed independently for each of the quarters presented; accordingly, the sum of the quarterly net income per share may not equal the total computed for the year.
(2)	Gross profit is defined as net product revenue less cost of product revenues.

KOPIN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Quarterly Periods During Fiscal Year Ended December 25, 2010:

	Three months ended March 27 2010	Three months ended June 26 2010	Three months ended September 25 2010	Three months ended December 25, 2010 (3)
	(In thousands, except per share data)
Revenue	$25,454	$30,189	$31,602	$33,140
Gross profit (2)	6,338	7,275	10,054	11,731
Net income attributable to the controlling interest	$1,037	$1,861	$1,361	$4,676
Net income per share (1):
Basic	$0.02	$0.03	$0.02	$0.07
Diluted	$0.02	$0.03	$0.02	$0.07
Shares used in computing net income per share:
Basic	66,588	66,626	66,115	64,751
Diluted	67,311	67,357	66,779	65,399

(1)	Net income (loss) per share is computed independently for each of the quarters presented; accordingly, the sum of the quarterly net income per share may not equal the total computed for the year.
(2)	Gross profit is defined as net product revenue less cost of product revenues.
(3)	The net income attributable to the controlling interest for the fourth quarter of fiscal year 2010 was impacted by gains of $1.4 million related to reimbursement of insurance claims.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 15, 2012

KOPIN CORPORATION

By:	/s/ JOHN C.C. FAN
John C.C. Fan Chairman of the Board, Chief Executive Officer, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN C.C. FAN John C.C. Fan	Chairman of the Board, Chief Executive Officer, President and Director (Principal Executive Officer)	March 15, 2012

/s/ JAMES BREWINGTON James Brewington	Director	March 15, 2012

/s/ DAVID E. BROOK David E. Brook	Director	March 15, 2012

/s/ MORTON COLLINS Morton Collins	Director	March 15, 2012

/s/ ANDREW H. CHAPMAN Andrew H. Chapman	Director	March 15, 2012

/s/ CHI CHIA HSIEH Chi Chia Hsieh	Director	March 15, 2012

/s/ MICHAEL J. LANDINE Michael J. Landine	Director	March 15, 2012

/s/ RICHARD A. SNEIDER Richard A. Sneider	Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2012

KOPIN CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Fiscal Years Ended December 31, 2011, December 25, 2010 and December 26, 2009

Description	Balance at Beginning of Year	Additions Charged to Income	Deductions from Reserve	Balance at End of Year
Reserve deducted from assets—allowance for doubtful accounts:
2009	$1,171,000	114,000	(702,000)	583,000
2010	583,000	156,000	(2,000)	737,000
2011	737,000	182,000	(406,000)	513,000

INDEX TO EXHIBITS

Exhibits		Sequential page number
3.1	Amended and Restated Certificate of Incorporation	(2)

3.2	Amendment to Certificate of Incorporation	(5)

3.3	Amendment to Certificate of Incorporation	(5)

3.4	Fourth Amended and Restated By-laws	(8)

4	Specimen Certificate of Common Stock	(1)

10.1	Form of Employee Agreement with Respect to Inventions and Proprietary Information	(1)

10.2	Amended and Restated 1992 Stock Option Plan	(2	)*

10.3	1992 Stock Option Plan Amendment	(5	)*

10.4	1992 Stock Option Plan Amendment	(6	)*

10.5	Kopin Corporation 2001 Equity Incentive Plan	(7	)*

10.6	Kopin Corporation 2001 Equity Incentive Plan Amendment	(9	)*

10.7	Kopin Corporation 2001 Equity Incentive Plan Amendment	(10	)*

10.8	Kopin Corporation 2001 Equity Incentive Plan Amendment	(11	)*

10.9	Kopin Corporation 2001 Equity Incentive Plan Amendment	(13	)*

10.10	Kopin Corporation 2001 Supplemental Equity Incentive Plan	(6	)*

10.11	Form of Key Employee Stock Purchase Agreement	(1	)*

10.12	License Agreement by and between the Company and Massachusetts Institute of Technology dated April 22, 1985, as amended	(1)

10.13	Facility Lease, by and between the Company and Massachusetts Technology Park Corporation, dated October 15, 1993	(3)

10.14	Joint Venture Agreement, by and among the Company, Kowon Technology Co., Ltd., and Korean Investors, dated as of March 3, 1998	(4)

10.15	Seventh Amended and Restated Employment Agreement between the Company and Dr. John C.C. Fan, dated as of December 8, 2010	(16)

10.16	Kopin Corporation Form of Stock Option Agreement under 2001 and 2010 Equity Incentive Plans	(12	)*

10.17	Kopin Corporation 2001 and 2010 Equity Incentive Plan Form of Restricted Stock Purchase Agreement	(12	)*

10.18	Kopin Corporation Fiscal Year 2012 Incentive Bonus Plan	*

10.19	Kopin Corporation Stock Purchase Agreement of 19,572,468 shares of Kopin Taiwan Corporation, (KTC) common stock	(14)

10.20	Kopin Corporation 2010 Equity Incentive Plan	(15)

21.1	Subsidiaries of Kopin Corporation

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibits		Sequential page number

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text

*	Management contract or compensatory plan required to be filed as an Exhibit to this Form 10-K.
(1)	Filed as an exhibit to Registration Statement on Form S-1, File No. 33-45853, and incorporated herein by reference.
(2)	Filed as an exhibit to Registration Statement on Form S-1, File No. 33-57450, and incorporated herein by reference.
(3)	Filed as an exhibit to Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference.
(4)	Filed as an exhibit to Annual Report on Form 10-Q for the quarterly period ended June 27, 1998 and incorporated herein by reference.
(5)	Filed as an exhibit to Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2000 and incorporated herein by reference.
(6)	Filed as an exhibit to Registration Statement on Form S-8, filed on November 13, 2001 and incorporated herein by reference.
(7)	Filed as an appendix to Proxy Statement filed on April 20, 2001 and incorporated herein by reference.
(8)	Filed as an exhibit to Current Report on Form 8-K filed on December 12, 2008 and incorporated herein by reference.
(9)	Filed as an exhibit to Registration Statement on Form S-8 filed on August 16, 2002 and incorporated herein by reference.
(10)	Filed as an exhibit to Registration Statement on Form S-8 filed on March 15, 2004 and incorporated herein by reference.
(11)	Filed as an exhibit to Registration Statement on Form S-8 filed on May 10, 2004 and incorporated herein by reference.
(12)	Filed as an exhibit to Annual Report on Form 10-K for the fiscal year ended December 25, 2004 and incorporated herein by reference.
(13)	Filed as an exhibit to Registration Statement on Form S-8 filed on April 15, 2008 and incorporated herein by reference.
(14)	Filed as an exhibit to Annual Report on Form 10-K for the fiscal year ended December 26, 2009 and incorporated by reference herein.
(15)	Filed with the Corporation’s Definitive Proxy Statement on Schedule 14 filed as of March 17, 2010 and incorporated by reference herein.
(16)	Filed as an exhibit to Annual Report on Form 10-K for the fiscal year ended December 25, 2010 and incorporated by reference herein.