Form 10-Q
period 2012-03-31
KOPIN CORP
filed 2012-05-10
CIK 771266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 4, 2012
Common Stock, par value $.01	66,824,889

Kopin Corporation

Part 1: FINANCIAL INFORMATION

Item 1:	Condensed Consolidated Financial Statements (Unaudited)

KOPIN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and equivalents	$43,391,619	$43,095,163
Marketable debt securities, at fair value	58,568,406	62,323,387
Accounts receivable, net of allowance of $450,000 and $513,000 in 2012 and 2011, respectively	12,828,022	16,510,851
Accounts receivable from unconsolidated affiliates	2,370,281	1,340,788
Unbilled receivables	117,256	36,115
Inventory	23,012,921	21,415,517
Prepaid taxes	611,986	412,068
Prepaid expenses and other current assets	889,614	1,294,368

Total current assets	141,790,105	146,428,257
Property, plant and equipment, net	33,786,477	32,369,441
Deferred tax assets	3,920,401	4,201,627
Goodwill	1,640,416	1,664,457
Intangible assets, net	1,948,951	1,953,660
Other assets	9,902,139	7,946,087

Total assets	$192,988,489	$194,563,529

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,501,836	$12,384,870
Accrued payroll and expenses	2,238,125	4,182,505
Accrued warranty	1,357,881	1,318,000
Billings in excess of revenue earned	2,445,827	2,467,461
Other accrued liabilities	3,561,546	2,126,954

Total current liabilities	21,105,215	22,479,790
Asset retirement obligations	1,316,828	1,295,670
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $.01 per share: authorized, 3,000 shares; none issued	—	—
Common stock, par value $.01 per share: authorized, 120,000,000 shares; issued 76,117,721 shares in 2012 and 76,123,940 shares in 2011; outstanding 64,015,737 shares in 2012 and 64,361,491 shares in 2011	732,263	732,263
Additional paid-in capital	316,681,104	315,710,160
Treasury stock (9,210,521 and 8,864,767 shares in 2012 and 2011, respectively, at cost)	(32,267,486)	(30,995,449)
Accumulated other comprehensive income	6,143,114	4,146,024
Accumulated deficit	(126,217,486)	(124,008,273)

Total Kopin Corporation stockholders’ equity	165,071,509	165,584,725
Noncontrolling interest	5,494,937	5,203,344

Total stockholders’ equity	170,566,446	170,788,069

Total liabilities and stockholders’ equity	$192,988,489	$194,563,529

See notes to condensed consolidated financial statements.

KOPIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31, 2012	March 26, 2011
Revenues:
Net product revenues	$24,654,794	$32,920,991
Research and development revenues	592,691	2,013,501

	25,247,485	34,934,492
Expenses:
Cost of product revenues	17,398,279	21,946,612
Research and development	5,128,996	6,384,749
Selling, general and administration	5,097,707	4,445,146

	27,624,982	32,776,507

(Loss) income from operations	(2,377,497)	2,157,985
Other income and expense:
Interest income	233,555	263,692
Other income (expense), net	52,780	(33,557)
Foreign currency transaction losses	(198,344)	(290,959)
Gain on sale of investments	856,170	—
Gain on sale of patents	—	155,658

	944,161	94,834

Loss (income) before provision for income taxes, equity loss in unconsolidated affiliate and net (income) loss of noncontrolling interest	(1,433,336)	2,252,819
Tax provision	(468,000)	(98,000)

(Loss) income before equity loss in unconsolidated affiliate and net (income) loss of noncontrolling interest	(1,901,336)	2,154,819
Equity loss in unconsolidated affiliate	(156,295)	(110,639)

Net (loss) income	(2,057,631)	2,044,180
Net (income) loss attributable to the noncontrolling interest	(151,582)	21,527

Net (loss) income attributable to the controlling interest	$(2,209,213)	$2,065,707

Net (loss) income per share
Basic	$(0.03)	$0.03

Diluted	$(0.03)	$0.03

Weighted average number of common shares outstanding
Basic	64,225,456	64,736,842
Diluted	64,225,456	65,655,074

See notes to condensed consolidated financial statements.

KOPIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

	Three Months Ended
	March 31, 2012	March 26, 2011
Net (loss) income	$(2,057,631)	$2,044,180
Foreign currency translation adjustments	1,053,379	344,865
Holding gain on marketable securities	1,579,381	323,187
Reclassifications of gains in net (loss) income	(495,659)	(16,959)

Comprehensive income	79,470	2,695,273
Comprehensive (income) loss attributable to the noncontrolling interest	(291,593)	18,654

Comprehensive (loss) income attributable to the controlling interest	$(212,123)	$2,713,927

See notes to condensed consolidated financial statements.

KOPIN CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-in	Treasury	Accumulated Other Comprehensive	Accumulated	Total Kopin Corporation Stockholders’	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Stock	Income	Deficit	Equity	interest	Equity
Balance December 31, 2011	73,226,258	$732,263	$315,710,160	$(30,995,449)	$4,146,024	$(124,008,273)	$165,584,725	$5,203,344	$170,788,069
Stock-based compensation expense	—	—	970,944	—	—	—	970,944	—	970,944
Net unrealized holding gain on marketable securities	—	—	—	—	1,083,722	—	1,083,722	—	1,083,722
Foreign currency translation adjustments	—	—	—	—	913,368	—	913,368	140,011	1,053,379
Treasury stock purchase	—	—	—	(1,272,037)		—	(1,272,037)	—	(1,272,037)
Net (loss) income	—	—	—	—	—	(2,209,213)	(2,209,213)	151,582	(2,057,631)

Balance March 31, 2012	73,226,258	$732,263	$316,681,104	$(32,267,486)	$6,143,114	$(126,217,486)	$165,071,509	$5,494,937	$170,566,446

See notes to condensed consolidated financial statements.

KOPIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31, 2012	March 26, 2011
Cash flows from operating activities:
Net (loss) income	$(2,057,631)	$2,044,180
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,526,918	1,927,031
Accretion (amortization) of premium or discount on marketable debt securities	(82,424)	(28,240)
Stock-based compensation	1,084,057	559,133
Net gain on sale of investments	(856,170)	—
Loss in unconsolidated affiliate	156,295	110,639
Deferred income tax asset	281,226	—
Foreign currency losses	198,344	290,959
Change in allowance for bad debt	(67,758)	(330,900)
Change in other non-cash items	350,770	384,533
Changes in assets and liabilities:
Accounts receivable	2,587,333	(579,635)
Inventory	(1,831,265)	75,026
Prepaid expenses and other current assets	227,453	1,165,219
Accounts payable and accrued expenses	(3,124,717)	(4,985,822)
Billings in excess of revenue earned	(21,634)	(132,929)

Net cash (used in) provided by operating activities	(629,203)	499,194

Cash flows from investing activities:
Proceeds from sale of marketable debt securities	14,446,777	5,044,286
Purchase of marketable debt securities	(10,440,958)	(5,195,053)
Cash paid to acquire FDD, net of cash acquired	94,351	(9,999,395)
Purchase of investments	(1,249,784)	—
Proceeds from sale of investments	856,170	—
Other assets	111,739	(394,313)
Capital expenditures	(1,775,988)	(1,182,116)

Net cash provided by (used in) investing activities	2,042,307	(11,726,591)

Cash flows from financing activities:
Treasury stock purchases	(1,272,037)	(567,645)
Proceeds from exercise of stock options	—	10,500
Settlements of restricted stock for tax withholding obligations	—	(58,418)

Net cash used in financing activities	(1,272,037)	(615,563)

Effect of exchange rate changes on cash	155,389	2,052

Net increase (decrease) in cash and equivalents	296,456	(11,840,908)

Cash and equivalents:
Beginning of period	43,095,163	49,834,547

End of period	$43,391,619	$37,993,639

Supplemental disclosure of cash flow information:
Income taxes paid	$197,000	$122,000

Supplemental schedule of noncash investing activities:
Construction in progress included in accrued expenses	$1,681,000	$1,019,000

See notes to condensed consolidated financial statements.

KOPIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of Kopin Corporation, its wholly-owned subsidiaries, Kowon Technology Co., Ltd. (Kowon), a majority owned (78%) subsidiary located in Korea and Kopin Taiwan Corporation (KTC), a majority owned (90%) subsidiary located in Taiwan (collectively the “Company” or ‘we”). Ownership interests of Kowon and KTC not attributable to the Company are referred to as noncontrolling interests. All intercompany transactions and balances have been eliminated. The condensed consolidated financial statements for the three months ended March 31, 2012 and March 26, 2011 are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. These condensed consolidated financial statements should be read in conjunction with the Company’s financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for any other interim period or for a full fiscal year.

2. CASH AND EQUIVALENTS AND MARKETABLE SECURITIES

The Company considers all highly liquid, short-term debt instruments with original maturities of three months or less to be cash equivalents.

Marketable debt securities consist primarily of commercial paper, medium-term corporate notes, and United States government and agency backed securities. The Company classifies these marketable debt securities as available-for-sale in “Marketable Debt Securities”. The investments in Advanced Wireless Semiconductor Company (AWSC) and Win Semiconductor Corp. (WIN) are included in “Other Assets” as available-for-sale and recorded at fair value. The Company records the amortization of premium and accretion of discount on marketable debt securities in the results of operations.

The Company uses the specific identification method as a basis for determining cost and calculating realized gains and losses with respect to marketable debt securities. The gross gains and losses realized related to sales and maturities of marketable debt securities were not material during the three months ended March 31, 2012 and the year ended December 31, 2011.

Investments in available-for-sale marketable debt securities are as follows at March 31, 2012 and December 31, 2011:

	Amortized Cost		Unrealized Gains		Unrealized Losses		Fair Value
	2012	2011	2012	2011	2012	2011	2012	2011
U.S. government and agency backed securities	$31,582,600	$31,480,482	$561,359	$665,171	$—	$—	$32,143,959	$32,145,653
Corporate debt and certificates of deposit	26,914,462	30,879,717	—	—	(490,015)	(701,983)	26,424,447	30,177,734

Total	$58,497,062	$62,360,199	$561,359	$665,171	$(490,015)	$(701,983)	$58,568,406	$62,323,387

The contractual maturity of the Company’s marketable debt securities is as follows at March 31, 2012:

	Less than One year	One to Five years	Greater than Five years	Total
U.S. government and agency backed securities	$4,000,580	$25,719,184	$2,424,195	$32,143,959
Corporate debt and certificates of deposit	16,634,135	8,930,312	860,000	26,424,447

Total	$20,634,715	$34,649,496	$3,284,195	$58,568,406

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

The Company further estimates the amount of OTTI resulting from a decline in the credit worthiness of the issuer (credit-related OTTI) and the amount of non credit-related OTTI. Noncredit-related OTTI can be caused by such factors as market illiquidity. Credit-related OTTI is recognized in earnings while noncredit-related OTTI on securities not expected to be sold is recognized in other comprehensive (loss) income. The Company did not record an OTTI for the three month periods ended March 31, 2012 and March 26, 2011.

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

The following table details the fair value measurements of the Company’s financial assets:

		Fair Value Measurement at March 31, 2012 Using:
		Level 1	Level 2	Level 3
Money Markets, Cash and Equivalents	$43,391,619	$43,391,619	$—	$—
U.S. Government Securities	32,143,959	12,871,230	19,272,729	—
Corporate Debt	13,501,297	—	13,501,297	—
Certificates of Deposit	12,923,150	—	12,923,150	—
WIN Semiconductor Corp.	1,923,479	1,923,479	—	—
Advanced Wireless Semiconductor Company	2,345,114	2,345,114	—	—

	$106,228,618	$60,531,442	$45,697,176	$—

		Fair Value Measurement at December 31, 2011 Using:
		Level 1	Level 2	Level 3
Money Markets, Cash and Equivalents	$43,095,163	$43,095,163	$—	$—
U.S. Government Securities	32,145,653	12,892,670	19,252,983	—
Corporate Debt	18,754,992	—	18,754,992	—
Certificates of Deposit	11,422,742	—	11,422,742	—
Win Semiconductor Corp.	1,709,189	1,709,189	—	—
Advanced Wireless Semiconductor Company	1,602,096	1,602,096	—	—

	$108,729,835	$59,299,118	$49,430,717	$—

4. INVENTORY

Inventory is stated at the lower of cost (determined on the first-in, first-out or specific identification method) or market and consists of the following at March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
Raw materials	$9,507,491	$9,934,724
Work-in-process	3,686,679	5,220,353
Finished goods	9,818,751	6,260,440

	$23,012,921	$21,415,517

Inventory on consignment at customer locations was $4.5 million and $3.9 million at March 31, 2012 and December 31, 2011, respectively.

5. NET (LOSS) INCOME PER SHARE

Basic net (loss) income per share is computed using the weighted average number of shares of common stock outstanding during the period less any non-vested restricted shares. Diluted earnings per common share is calculated using weighted average shares outstanding and contingently issuable shares, less weighted average shares reacquired during the period. The net outstanding shares are adjusted for the dilutive effect of shares issuable upon the assumed conversion of the Company’s common stock equivalents, which consist of outstanding stock options and unvested restricted stock units.

Weighted average common shares outstanding used to calculate earnings per share are as follows:

	Three Months Ended
	March 31, 2012	March 26, 2011
Weighted average common shares outstanding-basic	64,225,456	64,736,842
Stock options and non-vested restricted common stock	—	918,232

Weighted average common shares outstanding-diluted	64,225,456	65,655,074

The following were not included in weighted average common shares outstanding-diluted because they are anti-dilutive or performance conditions have not been met at the end of the period.

	March 31, 2012	March 26, 2011
Non-vested restricted common stock	822,715	552,793
Stock options	1,764,225	2,515,984

Total	2,586,940	3,068,777

6. STOCK-BASED COMPENSATION

The fair value of stock option awards is estimated on the date of grant using the Black-Scholes-Merton option-pricing model. There were no stock options granted in the period ended March 31, 2012, or in fiscal year 2011. The fair value of non-vested restricted common stock awards is generally the market value of the Company’s equity shares on the date of grant. The non-vested common stock awards require the employee to fulfill certain obligations, including remaining employed by the Company for one, two or four years (the vesting period) and in certain cases also require meeting either performance criteria or the Company’s stock achieving a certain price. The performance criteria primarily consist of the achievement of the Company’s annual incentive plan goals. For non-vested restricted common stock awards which solely require the recipient to remain employed with the Company, the stock compensation expense is amortized over the anticipated service period. For non-vested restricted common stock awards which require the achievement of performance criteria, the Company reviews the probability of achieving the performance goals on a periodic basis. If the Company determines that it is probable that the performance criteria will be achieved, the amount of compensation cost derived for the performance goal is amortized over the service period. If the performance criteria are not met, no compensation cost is recognized and any previously recognized compensation cost is reversed. The Company recognizes compensation costs on a straight-line basis over the requisite service period for time-vested awards.

In 2011, the Company granted 380,000 shares of phantom stock which will be settled in cash at the end of the first 10 consecutive trading day period following the grant date during which the Company’s common stock trades at a price per share equal to or greater than $5.25, prior to September 12, 2016. The vesting of the awards upon achieving a closing stock price of $5.25 for 10 consecutive days is considered a market condition which requires the Company to periodically assess the fair market value of the award, with increases or decrease in the fair market value being reflected in the statement of operations. The fair market of the awards will be expensed over a derived service period currently estimated to be approximately 12 months. However, if the market condition occurs before the estimated service period of 12 months or if there are material changes in the underlying data used in the fair market valuation, the fair market valuation may increase or decrease and the period over which the fair market valuation is recognized in the statement of operations may increase or decrease.

A summary of award activity under the stock option plans as of March 31, 2012 and changes during the three month period is as follows (all options were vested as of March 31, 2012):

	Three months ended March 31, 2012
	Shares	Weighted Average Exercise Price
Balance, December 31, 2011	1,903,325	$5.07
Options forfeited/cancelled	(9,100)	7.04
Options exercised	—	—

Balance, all exercisable, March 31, 2012	1,894,225	$5.06

The following table summarizes information about stock options outstanding and exercisable at March 31, 2012:

	Options Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding and Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$ 0.01—$ 3.50	130,000	4.00	$3.49
$ 3.75—$ 4.82	1,076,010	1.60	4.45
$ 5.00—$ 8.72	588,215	2.13	5.68
$10.00—$13.00	100,000	4.00	10.00

	1,894,225	2.06	$5.06

Aggregate intrinsic value on March 31, 2012	$144,638

In June 2010, the Company issued a warrant to purchase 200,000 shares of the Company’s stock at $3.49. The warrant vests ratably over a two year period and, as of March 31, 2012, 175,000 shares had vested. The intrinsic value of the warrant at March 31, 2012 was $116,000.

Non-Vested Restricted Common Stock

A summary of the activity for non-vested restricted common stock awards as of March 31, 2012 and changes during the three months then ended is presented below:

	Shares	Weighted Average Grant Fair Value
Balance, December 31, 2011	2,897,682	$4.20
Granted	10,000	3.67
Forfeited	(16,219)	4.38
Vested	—	—

Balance, March 31, 2012	2,891,463	$4.20

Stock-Based Compensation

The following table summarizes stock-based compensation expense within each of the categories below as it relates to non-vested restricted common stock awards for the three months ended March 31, 2012 and March 26, 2011 (no tax benefits were recognized):

	Three Months Ended
	March 31, 2012	March 26, 2011
Cost of product revenues	$130,337	$123,400
Research and development	85,330	114,094
Selling, general and administrative	868,390	321,639

Total	$1,084,057	$559,133

Total unrecognized compensation expense for non-vested restricted common stock as of March 31, 2012 totals $6.7 million and is expected to be recognized over a weighted average period of 3 years.

7. OTHER ASSETS AND AMOUNTS DUE TO / FROM AFFILIATES

Marketable Equity Securities

As of March 31, 2012 and December 31, 2011 the Company had an investment in AWSC, with a fair market value of $2.3 million and $1.6 million, respectively and an adjusted cost basis of $0.7 million and $0.7 million, respectively. One of the Company’s directors is a director of AWSC and several directors and officers own amounts ranging from 0.1% to 0.5% of the outstanding stock of AWSC.

As of March 31, 2012 and December 31, 2011 the Company had an investment in WIN, with a fair market value of $1.9 million and $1.7 million, respectively. The adjusted cost basis of the WIN investment is $0. In the period ended March 31, 2012 the Company sold 500,000 shares of WIN and recorded a gain of $0.9 million.

AWSC and WIN are listed on the Gre Tai stock exchange in Taiwan. The Company determines the fair market value of these investments based on the quoted prices from this exchange

Non-Marketable Securities—Equity Method Investments

The Company has an approximate 12% interest in KoBrite at March 31, 2012. The Company accounts for its interest using the equity method and at March 31, 2012 the carrying value of the investment was $2.2 million. One of the Company’s directors, who is the chairman of KTC, is a member of the Board of Directors of Bright LED, one of the other principal investors of KoBrite.

Summarized financial information for KoBrite for the three month periods ended December 31, 2011 and December 25, 2010 is as follows (KoBrite’s results are recorded one quarter in arrears):

	Three Months Ended
	March 31, 2012	March 26, 2011
Revenue	$1,551,000	$991,000
Gross profit	(372,000)	(521,000)
Loss from operations	(799,000)	(978,000)
Net loss	$(1,332,000)	$(943,000)

During the period ended March 31, 2012 the Company acquired a 25% interest in a private company for $0.7 million.

Amounts Due from and Due to Affiliates

Related party receivables from AWSC approximated $2.4 million and $1.1 million at March 31, 2012 and December 31, 2011, respectively. At December 31, 2011 the Company also had a $0.2 million due from other related parties.

The Company has entered into an agreement wherein it agreed to sell certain of its patents that it was no longer using to a party who would attempt to sublicense the patents. Under the terms of the agreement the amount the Company would receive for the sale of the patents was a percentage of any license fees, after expenses, from the sublicense. In the three months ended March 26, 2011 the Company recorded $0.2 million of gains from the sale of these patents.

8. ACCRUED WARRANTY

The Company warrants its products against defect for 12 months. A provision for estimated future costs and estimated returns for credit relating to warranty is recorded in the period when product is shipped and revenue recognized, and is updated as additional information becomes available. The Company’s estimate of future costs to satisfy warranty obligations is based primarily on historical warranty expense experienced and a provision for potential future product failures. Changes in the accrued warranty for the three month period ended March 31, 2012 are as follows:

Beginning Balance, December 31, 2011	$1,318,000
Additions	340,000
Claim and reversals	(300,000)

Ending Balance, March 31, 2012	$1,358,000

9. INCOME TAXES

The Company’s tax provision of approximately $468,000 for the three months ended March 31, 2012, and $98,000 for the corresponding period in 2011, represents alternative minimum and state income taxes, which are partially offset by the Company’s net operating loss carryforwards (NOL) and tax credits, and foreign tax expenses.

As of March 31, 2012, the Company has available for tax purposes U.S. federal NOLs of $12.7 million expiring through 2021. The Company has recognized a full valuation allowance on its domestic and certain foreign net deferred tax assets due to the uncertainty of realization of such assets. The Company has not historically recorded, nor does it intend to record the tax benefits from stock awards until realized. Unrecorded benefits from stock awards approximate $13.1 million.

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

The Company has four operating and reportable segments: (i) Kopin U.S., which includes the operations in the United States and the Company’s equity method investment, (ii) Kowon, (iii) KTC and (iv) Forth Dimension Displays, LTD (FDD). The following table presents the Company’s reportable segment results for the three month periods ended March 31, 2012 and March 26, 2011 (in thousands):

	Kopin U.S.	Kowon	KTC	FDD	Adjustments	Total
Three Months Ended
March 31, 2012
Revenues	$24,719	$1,489	$9,258	$529	$(10,748)	$25,247
Net income (loss) attributable to the controlling interest	(2,995)	(148)	1,775	(689)	(152)	(2,209)

March 26, 2011
Revenues	$33,933	$2,738	$3,626	$958	$(6,321)	$34,934
Net income (loss) attributable to the controlling interest	2,437	(345)	578	(625)	21	2,066

The adjustments to reconcile the consolidated financial statement total revenue and net income include the elimination of intercompany sales and noncontrolling interest in income of subsidiaries.

During the three month periods ended March 31, 2012 and March 26, 2011, the Company derived its sales from the following geographies (as a percentage of net revenues):

	Three Months Ended
	March 31, 2012	March 26, 2011
Asia-Pacific	18%	22%
Americas	80%	76%
Europe	2%	2%

Total Revenues	100%	100%

During the three month periods ended March 31, 2012 and March 26, 2011, revenues by product group consisted of approximately the following:

	Three Months Ended
	March 31, 2012	March 26, 2011
Display	$10,866,000	$17,373,000
III-V	14,381,000	17,561,000

Total Revenues	$25,247,000	$34,934,000

11. LITIGATION

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

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995, including, without limitation, statements made relating to our expectation that sales to Skyworks Solutions and the customers who use our displays for military applications will represent a significant portion of our revenues for 2012; our expectation that we will continue developing HBT transistor wafers and other gallium arsenide products for advanced integrated circuit applications from other compound materials; our expectation that we will continue to pursue other U.S. government development contracts for applications that relate to our commercial product applications; our expectation that sales of our III-V products for wireless handset applications and our display products for consumer electronic applications will decline; our belief that products using HBT transistor wafers are easier to design, which can translate into reduced component costs and smaller equipment; our expectation that we will prosecute and defend our proprietary technology aggressively; our belief that it is important to invest in research and development to remain profitable even during periods when we are not profitable; our belief that we are a leading developer and manufacturer of advanced semiconductor materials and miniature displays; our belief that our products enable our customers to develop and market an improved generation of products; our belief that there will be increased sales of 3G, 4G and smart phones in 2012; our statement that we may make equity investments in companies; our expectation that KoBrite will incur additional losses in the near term; our expectation that revenue will be between $110 million and $120 million for 2012; our expectation that 2012 revenues will primarily be to customers located in the U.S.; our expectation that our revenues from sales of defense related products to the U.S. government will decline up to approximately $20 million in 2012 as a result of the U.S. government’s expected reduction in spending on military programs; our belief that we will see a reduction in revenues from the sale of our military products in 2012; our belief that a strengthening of the U.S. dollar could increase the price of our products in foreign markets; our expectation that a manufacturing/distribution partner will commence selling Golden-i products in 2012; our belief that revenue will not be significant in 2012 from sales of Golden-i products; our belief that in successive years products such as Golden-i will be important for our revenue growth and ability to maintain profitability; our expectation that we will not receive additional amounts from the sale of patents; our expectation that our CyberDisplay products will benefit from further general technological advances in the design and production of integrated circuits and active matrix LCDs, resulting in further improvements in resolution and miniaturization; our expectation that a significant reduction or delay in orders from any of our significant military customers could result in us not being able to achieve profitability in 2012; our belief that our HBT transistor wafers offer greater power efficiency, improved signal quality and less complexity over gallium arsenide field effect transistors; our belief that our manufacturing process offers greater miniaturization, reduced cost, higher pixel density, full color capability and lower power consumption compared to conventional active matrix LCD manufacturing approaches; our expectation not to pay cash dividends for the foreseeable future and to retain earnings for the development of our businesses; our expectation, based on current negotiations with our customers and certain contractual obligations, that the sales prices of certain products will decline in fiscal year 2012; our expectation that sales prices of our displays for military applications will remain relatively flat in 2012; our plan to base production and inventory levels based on internal forecasts of customer demands; our belief that the overall increase or decrease in the average sales price of our display products will be dependent on the sales mix of commercial and military display sales; our belief that we may have impairment charges on Kowon’s long-lived assets; our belief that market risk associated with our international operations is unlikely to have a material adverse effect on our business, financial condition or results of operation; our expectation that we will expend between $5.0 and $8.0 million on capital expenditures over the next twelve months; our intent to reduce our per unit production costs primarily through increasing manufacturing yield, lowering fixed costs per unit through increased sales volume, and increasing productivity and efficiency; our expectation that the market for display products for military applications will not be seasonal; our expectation that prices of our HBT transistor and display products sold for consumer electronic applications will decline by approximately 5 to 7 percent during fiscal year 2012, but may decline more depending on final negotiations with our customers; our expectation that competition will increase; our belief that our CyberDisplay products are well suited for new applications such as reading e-mail and browsing the Internet using digital wireless devices and other consumer electronics devices; our belief that small form factor displays will be a critical component in the development of advanced wireless communications systems; our belief that general technological advances in the design and fabrication of integrated circuits, LCD technology and LCD manufacturing processes will allow us to continue to enhance our CyberDisplay product manufacturing process; our expectation that a significant market for new wireless communication devices, including personal entertainment systems, will develop; our belief that continued introduction of new products in our target markets is essential to our growth; our belief that our future success will depend primarily upon the technical expertise, creative skills and management abilities of our officers and key employees rather than on patent ownership; our belief that our available cash resources will support our operations and capital needs for at least the next twelve months; and our belief that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations, and cash flows should not be material. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industries in which we operate, management’s beliefs, and assumptions made by management. In addition, other written or oral statements, which constitute forward-looking statements, may be made by or on behalf of us. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “could”, “seeks”, “estimates”, and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements, whether as a result of new information, future events or otherwise. Factors that could cause or contribute to such differences in outcomes and results include, but are not limited to, those discussed below in Item 1A and those set forth in our other periodic filings filed with the Securities and Exchange Commission.

Critical Accounting Policies

Management’s discussion and analysis of our financial condition and results of operations are based upon our unaudited consolidated financial statements. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. We continually evaluate our estimates used in the preparation of our financial statements, including those related to revenue recognition under the percentage of completion method, bad debts, inventories, warranty reserves, investment valuations, valuation of stock compensation awards and recoverability of deferred tax assets. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not apparent from other sources. Actual results will most likely differ from these estimates. Further detail regarding our critical accounting policies can be found in “Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2011.

Business Matters

We are a leading developer and manufacturer of advanced semiconductor products and miniature displays. We use our proprietary semiconductor material technology to design, manufacture and sell our III-V and display products for use in highly demanding commercial, industrial and military markets for use in mobile wireless communication and consumer electronic applications that include high resolution displays.

We have two principal sources of revenues: product revenues and research and development (R&D) revenues. Product revenues consist of sales of our display products and our III-V products, principally gallium arsenide (GaAs) HBT transistor wafers. R&D revenues consist primarily of development contracts with agencies of the U.S. government. For the three months ended March 31, 2012, R&D revenues were $0.6 million or 2% of total revenues. This contrasted with $2.0 million or 6% of total revenues for the corresponding period in 2011.

Results of Operations

The three month periods ended March 31, 2012 and March 26, 2011 are referred to as 2012 and 2011, respectively. The year ended period December 31, 2011 is referred to as fiscal year 2011.

Revenues. For the three month periods ended March 31, 2012 and March 26, 2011, our revenues, which include product sales and amounts earned from R&D contracts, were as follows (in millions):

	Three Months Ended
Revenues (in millions):	March 31, 2012	March 26, 2011
Display	$10.9	$17.3
III-V	14.3	17.6

Total revenues	$25.2	$34.9

The decrease in display revenues for the three month period ended March 31, 2012 compared to the same period in 2011 resulted from a decrease in sales of our display products to customers that use them for military applications, consumer electronic applications and R&D programs.

The decrease in our III-V revenues for the three month period ended March 31, 2012 as compared to the same period in 2011 resulted primarily from a decrease in demand from customers who purchase our HBT transistor wafers for use in cellular handsets.

Display revenues for military, consumer and R&D applications for 2012 and 2011 were as follows:

	Three Months Ended
Display Revenues by Category (in millions )	March 31, 2012	March 26, 2011
Military Application	$7.6	$11.1
Consumer Electronic Applications	2.8	4.4
Research & Development	0.5	1.8

Total	$10.9	$17.3

Sales of our products for military applications declined in 2012 because of reduced demand from the U.S. government. We expect our revenues from sales of defense related products to the U.S. government to decline up to approximately $20 million in our 2012 fiscal year as a result of the U.S. government’s expected reduction in spending on military programs. In addition, as a result of an anticipated overall decline in military spending, our military revenues may also decline because of a change in the U.S. government procurement process. We have been the sole supplier of displays to the U.S. military for several of its thermal weapon sight programs. We believe the U.S. military will evaluate competitors’ products for the next thermal weapon sight program. This could result in our receiving a lower percentage of these total programs than we historically have and while we do not believe it is probable, it is possible we may not receive any award. As a result of the factors above we anticipate a reduction in revenues from the sale of our military products in 2012. Our military products have higher profit margins than our other display products and have been a significant contributor to our overall profitability for the pasts several years.

The decrease in the Consumer Electronic Applications category is the result of a decrease in sales of our products for digital still cameras. Our ability to forecast our revenues in this category is very difficult as sales of our product ultimately depend on how successful our customers are in promoting their digital still cameras models and the trends in the overall digital still camera market. There are many digital still camera models offered by a number of large consumer electronic companies and it is a very competitive product category. In addition we typically rebid to win this business each year. The future trends of the digital still camera market are difficult to predict. Advanced wireless handsets, or smartphones, are offering higher resolution cameras within the handset and we believe this is reducing demand for low and mid-range digital still cameras. The customers for our eyewear products tend to be smaller companies and the economic down turn during the recent years has affected their ability to obtain credit with which to purchase our products.

The decrease in R&D revenue is the result of a decrease in funding from the U.S. government. We are unable to predict the amount of funding for R&D by the U.S. government as it addresses its fiscal deficit issues.

In 2011, we began offering a headworn, hands-free cloud computing product that has an optical pod with a microdisplay which we refer to as Golden-i. Sales of Golden-i in 2011 were deminimis and were primarily to demonstrate the product concept. We have entered into an agreement to license the Golden-i technology and know-how to a company that is developing an industrialized product which they anticipate offering in 2012. The license is exclusive for the industrial market, non-exclusive for certain other markets and prohibits sales to other markets. Under the terms of the license we will sell an optical pod which includes our display, optics and a back light. We do not believe revenue will be significant in 2012 from sales of these products but we do believe in successive years products such as this will be important for our revenue growth and ability to maintain profitability. This is the first product that we have developed that has a significant software component.

There are a number of different display technologies which can produce displays in small form factors. We believe one of the benefits of our display technology is the ability to produce high resolution displays in small form factors. Accordingly for us to maintain or increase display revenues with above average gross margins, we will need to increase sales to customers who buy our higher resolution display products and develop new categories, such as our Golden-i product.

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

We currently expect revenue of between $110 million and $120 million for fiscal year 2012, however due to the current worldwide economic situation our ability to forecast revenues and results of operations is very limited. Our forecasts are based on numerous factors, including our discussions with customers and our expectations about the future global economy and are not based on firm non-cancellable orders. Our forecasts are also subject to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2011.

International sales represented 20% and 25% of revenues for the three months ended March 31, 2012 and March 26, 2011, respectively. The decrease in international sales is primarily attributable to an decrease in sales of our III-V products to customers who sell components to manufacturers of wireless handsets. We expect our 2012 revenues will primarily be from customers located in the U.S. International sales are primarily sales of display products to consumer electronic manufacturers located in Japan, Korea and China. Our international sales are primarily denominated in U.S. currency. Consequently, a strengthening of the U.S. dollar could increase the price in local currencies of our products in foreign markets and make our products relatively more expensive than competitors’ products that are denominated in local currencies, leading to a reduction in sales or profitability in those foreign markets. In addition, sales of our III-V products in Taiwan and display products in Korea are transacted through our Taiwanese subsidiary, Kopin Taiwan Corporation, and our Korean subsidiary, Kowon Technology Co., LTD, respectively. KTC and Kowon’s sales are primarily denominated in U.S. dollars. However, KTC and Kowon’s local operating costs are primarily denominated in Taiwan dollars and Korean won, respectively. KTC and Kowon also hold U.S. dollars in order to pay various expenses. As a result, our financial position and results of operations are subject to exchange rate fluctuation in transactional and functional currency. We have not taken any protective measures against exchange rate fluctuations, such as purchasing hedging instruments with respect to such fluctuations, because of the historically stable exchange rate between the Taiwan dollar, Japanese yen, Korean won and the U.S. dollar.

Cost of Product Revenue

	Three Months Ended
Cost of product revenues:	March 31, 2012	March 26, 2011
Cost of product revenues (in millions):	$17.4	$21.9
Cost of product revenues as a % of net product revenues	70.6%	66.7%

Cost of product revenues, which is comprised of materials, labor and manufacturing overhead related to the production of our products increased as a percentage of sales in 2012 as compared to 2011 because of a decline in sales of our display products for military applications. Our military products have higher gross margins as compared to our total company gross margins. Our gross margin is affected by increases or decreases in the sales prices of our products, changes in raw material prices, unit volume of sales, manufacturing efficiencies and the mix of products sold. As discussed above our sales prices historically decline on an annual basis. Our overhead costs and, to a lesser extent, our labor costs are normally stable and do not fluctuate significantly during any twelve month period. Essentially, we consider labor and overhead costs to be fixed in nature over the short term and therefore profitability is very dependent on the sales prices of our products and the volume of sales. For the remainder of 2012, we anticipate sale prices of display products for military applications to remain stable and sales prices of our III-V products for wireless handset applications and our displays products for consumer electronic applications to decline. As a result, in order for us to increase gross margins we need to increase manufacturing efficiencies and/or increase the unit volume of sales.

Research and Development. R&D expenses are incurred in support of internal display and III-V product development programs or programs funded by agencies or prime contractors of the U.S. government and commercial partners. R&D revenues associated with funded programs are presented separately in revenue in the statement of operations. R&D costs include staffing, purchases of materials and laboratory supplies, circuit design costs, fabrication and packaging of display products, and overhead. For 2012 and 2011, R&D expense was as follows:

	Three Months Ended
Research and development expense (in millions):	March 31, 2012	March 26, 2011
Funded	$0.4	$1.6
Internal	4.7	4.8

Total research and development expense	$5.1	$6.4

Funded R&D expense decreased in 2012 as compared to the prior year primarily because of a decrease in funded programs from agencies and prime contractors of the U.S. government.

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

	Three Months Ended
	March 31, 2012	March 26, 2011
Selling, general and administration expense (in millions):	$5.1	$4.4
Selling, general and administration expense as a % of revenues	20.2%	12.7%

S,G&A expenses increased in the first quarter of 2012 as compared to 2011 because of increases in compensations costs and depreciation partially offset by a decrease in professional fees. In the third quarter of 2011 we granted compensation awards that contain a market condition. The accounting for the phantom stock award requires us to continually assess the fair market value of the award, with increases or decrease in the fair market value being reflected in the statement of operations over the derived service period or when the market condition is achieved.

Other Income and Expense

	Three Months Ended
	March 31, 2012	March 26, 2011
Other income and expense (in millions):	$0.9	$0.1

Other income and expense, net, is composed of interest income, foreign currency transaction and remeasurement gains and losses incurred by our Korean, Taiwanese and UK-based subsidiaries, other-than temporary impairment on marketable debt securities, gains resulting from the sale of investments and license fees. For the three months ended March 31, 2012 we recorded $0.2 million of foreign currency losses as compared to $0.3 million of foreign currency losses for the three months ended March 26, 2011. In the three months ended March 31, 2012 we recorded a gain of the sale of investments of $0.9 million.

Equity Losses in Unconsolidated Affiliate. For the three months ended March 31, 2012, the equity loss in unconsolidated affiliate consists of our approximate 12% share of the losses of KoBrite. For the three months ended March 26, 2011, the equity loss is a result of our approximate 19% interest in the operating results of KoBrite.

Tax provision. For the three months ended March 31, 2012 and March 26, 2011 we recorded a tax provision of $468,000 and $98,000, respectively. Our provision for income taxes is comprised of our estimated alternative minimum tax and state income tax liabilities on our domestic taxable earnings and estimated foreign taxes due on our Korean, Taiwanese and UK-based subsidiaries’ taxable earnings.

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

Liquidity and Capital Resources

As of March 31, 2012, we had cash and equivalents and marketable securities of $102.0 million and working capital of $121.1 million compared to $105.4 million and $123.9 million, respectively, as of December 31, 2011. The change in cash and equivalents and marketable securities was primarily due to cash used in operating activities of $0.7 million, investments in capital equipment of $1.4 million and the repurchase of our common stock of $1.3 million, partially offset by proceeds from the sale of WIN stock of $0.9 million.

Cash and marketable debt securities held in U.S. dollars

Domestic	$86,846,324
Foreign	9,842,283

Subtotal cash and marketable debt securities	96,688,607
Cash and marketable debt securities held in other currencies and converted to U.S. dollars	5,271,418

Total cash and marketable debt securities	$101,960,025

We have no plans to repatriate the foreign cash and marketable debt securities such that we have not recorded any deferred tax liability.

We have a purchase and supply agreement with a significant III-V customer that expires in July 2012, excluding a last time buy option contained in the agreement. Under the terms of this agreement, we agreed to maintain capacity levels for manufacturing HBT wafers and we committed to a pricing schedule under certain circumstances. The agreement also requires us to give prior notice if we exit our HBT product line. In consideration for this agreement, the customer agreed to source a certain percentage of its HBT wafer needs from us subject to the customer’s right to source HBT wafers from other sources if we are unable to meet their requirements under certain circumstances. We agreed that failure to meet our supply obligations under the agreement would allow our customer to obtain court-ordered specific performance and if we do not perform we could be liable for monetary damages up to a maximum of $40.0 million. To date we have met our commitments under the agreement.

We lease facilities located in Taunton and Westborough, Massachusetts, Scotts Valley, California, and Dalgety Bay, Scotland under non-cancelable operating leases. We have two Taunton facilities whose leases expire in 2012 and 2020. The Taunton lease which expires in 2020 may be extended for an additional 10 year term. The Westborough, Scotts Valley and Dalgety Bay leases expire in 2023, 2012, and 2013, respectively.

We expect to expend between $5.0 million and $8.0 million on capital expenditures over the next twelve months, primarily for the acquisition of equipment relating to the production of our III-V and display products.

We have entered into a product development agreement under which we have agreed to fund up to $1.6 million of development expenses if certain milestones are achieved.

Included in the $2,445,827 of Billings in excess of revenue earned on the consolidated balance sheet at March 31, 2012 is approximately $2.2 million which we received from the state of Massachusetts as an incentive to retain jobs in Massachusetts. We earn amounts under the agreement by meeting certain employment milestones each year and amounts not earned will be repaid to the state of Massachusetts at the end of the agreement in 2017. The agreement also contains repayment provisions which require us to repay certain amounts back to the state of Massachusetts if we fail to achieve certain employment milestones after years three and five of the agreement, or if we move certain parts of our operations out of the state. Based on our current estimates we believe that we may be required to repay $1.0 million to the state of Massachusetts in 2012.

As of March 31, 2012, we had tax loss carry-forwards, which may be used to offset future federal taxable income. We may record a tax provision in our financial statements but we may be able to offset some or all of the amounts that are payable with our tax loss carry-forwards We may be subject to alternative minimum taxes, foreign taxes and state income taxes depending on our taxable income and sources of taxable income.

Historically we have financed our operations primarily through public and private placements of our equity securities. Over the past several years we have generated sufficient cash from operations to fund the business. We believe our available cash resources will support our operations and capital needs for at least the next twelve months.

Seasonality

There has been no seasonal pattern to our sales in fiscal years 2012 and 2011.

Contractual Obligations

The following is a summary of our contractual payment obligations for operating leases as of March 31, 2012:

Contractual Obligations	Total	Less than 1 year	1-3 Years	3-5 years	More than 5 years
Operating Lease Obligations	$11,661,277	$1,441,050	$3,366,905	$3,628,958	$3,224,364

DISCUSSION REGARDING THE USE OF NON-GAAP FINANCIAL MEASURES

Our earnings release contains some or all of the following financial measures which have not been calculated in accordance with United States Generally Accepted Accounting Principles (GAAP): (i) non-GAAP operating (loss) income and operating margin, (ii) non-GAAP net (loss) income, and (iii) non-GAAP net (loss) income per share (diluted). As set forth in the “Unaudited Reconciliation of Non-GAAP Financial Measures” table found below, we derive such non-GAAP financial measures by excluding certain expenses and other items from the respective GAAP financial measure that is most directly comparable to each non-GAAP financial measure. Management uses these non-GAAP financial measures to evaluate our operating performance and compare it against past periods, make operating decisions, forecast for future periods, compare operating performance against peer companies and determine payments under certain compensation programs. These non-GAAP financial measures provide management with additional means to understand and evaluate the operating results and trends in our ongoing business by eliminating certain non-recurring expenses (which may not occur in each period presented) and other items that management believes might otherwise make comparisons of our ongoing business with prior periods and competitors more difficult, obscure trends in ongoing operations or reduce management’s ability to make useful forecasts.

We provide investors with non-GAAP operating (loss) income and operating margin and non-GAAP net (loss) income because we believe it is important for investors to be able to closely monitor and understand changes in our ability to generate income from ongoing business operations. We believe these non-GAAP financial measures give investors an additional method to evaluate historical operating performance and identify trends, additional means of evaluating period-over-period operating performance and a method to facilitate certain comparisons of operating results to peer companies. We also believe that providing non-GAAP operating (loss) income and operating margin allows investors to assess the extent to which ongoing operations impact our overall financial performance. We further believe that providing non-GAAP net (loss) income and non-GAAP net (loss) income per share (diluted) allows investors to assess the overall financial performance of ongoing operations by eliminating the impact of certain tax items which may not occur in each period for which financial information is presented and which represent gains unrelated to our ongoing operations. We believe that disclosing these non-GAAP financial measures contributes to enhanced financial reporting transparency and provides investors with added clarity about complex financial performance measures.

We calculate non-GAAP operating (loss) income by excluding from GAAP operating (loss) income and stock compensation expense. We calculate non-GAAP net (loss) income and net (loss) income per share (diluted) by excluding from GAAP net (loss) income and net (loss) income per share (diluted), stock compensation expense, which may not occur in all periods for which financial information is presented. We exclude the items identified above from the respective non-GAAP financial measure referenced above for the reasons set forth with respect to each such excluded item below:

Stock Compensation — we believe (1) the total amount of expense is partially outside of our control because it is based on factors such as stock price volatility and interest rates, which may be unrelated to our performance during the period in which the expense is incurred, (2) it is an expense based upon a valuation methodology premised on assumptions that vary over time, and (3) the amount of the expense can vary significantly between companies due to factors that can be outside of the control of such companies.

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

Three month period ended:	March 31, 2012	March 26, 2011
GAAP operating (loss) income	$(2,377,497)	$2,157,985
Share-based compensation expense	1,084,057	559,133

Non-GAAP operating (loss) income	$(1,293,440)	$2,717,118

GAAP net (loss) income	$(2,209,213)	$2,065,707
Share-based compensation expense	1,084,057	559,133

Non-GAAP net (loss) income	$(1,125,156)	$2,624,840

GAAP net (loss) income per share, diluted	$(0.03)	$0.03
Share-based compensation expense	0.02	0.01

Non-GAAP net (loss) income per share, diluted	$(0.01)	$0.04

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We invest our excess cash in high-quality U.S. government, government-backed (Fannie Mae, FDIC guaranteed bonds and certificates of deposit) and corporate debt instruments, which bear lower levels of relative risk. We believe that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations, and cash flows should not be material to our cash flows or income. It is possible that interest rate movements would increase our unrecognized gain or loss on interest rate securities. Included in other assets is are equity investments in Advanced Wireless Semiconductor Company (AWSC) and WIN Semiconductor Corp. of approximately $2.3 million and $1.9 million, respectively, which are subject to changes in value because of either specific operating issues or overall changes in the stock market. We are exposed to changes in foreign currency exchange rates primarily through our translation of our foreign subsidiary’s financial position, results of operations, and transaction gains and losses as a result of non U.S. dollar denominated cash flows related to business activities in Asia, and remeasurement of United States dollars to the functional currency of our Taiwan and Kowon subsidiaries. We are also exposed to the effects of exchange rates in the purchase of certain raw materials which are in U.S. dollars but the price on future purchases is subject to change based on the relationship of the Japanese Yen to the U.S. dollar. We do not currently hedge our foreign currency exchange rate risk. We estimate that any market risk associated with our international operations is unlikely to have a material adverse effect on our business, financial condition or results of operation. Our portfolio of marketable debt securities is subject to interest rate risk although our intent is to hold securities until maturity. The credit rating of our investments may be affected by the underlying financial health of the guarantors of our investments. We use gallium arsenide and silicon wafers but do not enter into forward or futures hedging contracts.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Our quarterly evaluation of our disclosure controls and procedures includes an evaluation of some components of our internal control over financial reporting, and internal control over financial reporting is also separately evaluated on an annual basis for purposes of providing the management report which is set forth herein. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2012 and designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2011. The risks discussed in our annual Report on Form 10-K could materially affect our business, financial condition and future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or operating results.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2012 – January 28, 2012,	49,503	$3.92	49,503	$10,391,398
January 29, 2012 through February 25, 2012	93,409	$3.86	93,409	$10,030,628
February 26, 2012 through March 31, 2012	202,842	$3.54	202,842	$9,313,336

Total	345,754	$3.68	345,754

Item 6.	Exhibits

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Amendment to Certificate of Incorporation (2)

3.3	Amendment to Certificate of Incorporation (2)

3.4	Fourth Amended and Restated By-laws (3)

31.1	Certification of John C.C. Fan, Chief Executive Officer, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

31.2	Certification of Richard A. Sneider, Chief Financial Officer, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.1	Certification of John C.C. Fan, Chief Executive Officer, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2	Certification of Richard A. Sneider, Chief Financial Officer, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Label Linkbase Document*

101.PRE	XBRL Taxonomy Presentation Linkbase Document*

*	Submitted electronically herewith
(1)	Filed as an exhibit to Registration Statement on Form S-1, File No. 33-57450, and incorporated herein by reference.
(2)	Filed as an exhibit to Quarterly Report on Form 10-Q for the quarterly period July 1, 2000 and incorporated herein by reference
(3)	Filed as an exhibit to Current Report on Form 8-K filed on December 12, 2008 and incorporated herein by reference.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2012 and December 31, 2011, (ii) Consolidated Statements of Operations for the three months ended March 31, 2012 and March 26, 2011, (iii) Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2012, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and March 26 2011, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.**

**	Furnished and not filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KOPIN CORPORATION (Registrant)

Date: May 10, 2012	By:	/s/ JOHN C.C. FAN
John C.C. Fan
President, Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

Date: May 10, 2012	By:	/s/ RICHARD A. SNEIDER
Richard A. Sneider
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)