Form 10-Q
period 2012-06-30
KOPIN CORP
filed 2012-08-09
CIK 771266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 3, 2012
Common Stock, par value $.01	66,303,812

Kopin Corporation

Part 1: FINANCIAL INFORMATION

Item 1:	Condensed Consolidated Financial Statements (Unaudited)

KOPIN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and equivalents	$31,160,196	$43,095,163
Marketable debt securities, at fair value	65,166,873	62,323,387
Accounts receivable, net of allowance of $389,000 and $513,000 in 2012 and 2011, respectively	12,417,196	16,510,851
Accounts receivable from unconsolidated affiliates	2,036,859	1,340,788
Unbilled receivables	457,601	36,115
Inventory	19,913,736	20,468,512
Prepaid taxes	631,199	667,759
Prepaid expenses and other current assets	1,267,288	1,294,368

Total current assets	133,050,948	145,736,943
Property, plant and equipment, net	32,962,113	32,369,441
Deferred tax assets, net	3,620,257	4,201,627
Goodwill	—	1,664,457
Intangible assets, net	1,833,094	1,953,660
Other assets	10,471,571	7,946,087

Total assets	$181,937,983	$193,872,215

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,800,613	$12,384,869
Accrued payroll and expenses	3,074,176	4,182,505
Accrued warranty	1,031,000	1,318,000
Billings in excess of revenue earned	2,417,461	2,467,461
Other accrued liabilities	3,492,389	2,126,954

Total current liabilities	18,815,639	22,479,789
Asset retirement obligations	1,182,374	1,295,670
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $.01 per share: authorized, 3,000 shares; none issued	—	—
Common stock, par value $.01 per share: authorized, 120,000,000 shares; issued 76,164,951 shares in 2012 and 76,123,940 shares in 2011; outstanding 63,415,349 shares in 2012 and 64,361,491 shares in 2011	732,765	732,263
Additional paid-in capital	317,551,126	315,710,160
Treasury stock (9,861,139 and 8,864,767 shares in 2012 and 2011, respectively, at cost)	(34,450,978)	(30,995,449)
Accumulated other comprehensive income	5,178,857	4,146,024
Accumulated deficit	(132,408,520)	(124,631,665)

Total Kopin Corporation stockholders’ equity	156,603,250	164,961,333
Noncontrolling interest	5,336,720	5,135,423

Total stockholders’ equity	161,939,970	170,096,756

Total liabilities and stockholders’ equity	$181,937,983	$193,872,215

See notes to condensed consolidated financial statements.

KOPIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2012	June 25, 2011	June 30, 2012	June 25, 2011
Revenues:
Net product revenues	$21,781,518	$29,597,668	$46,436,312	$62,518,659
Research and development revenues	1,066,519	1,833,289	1,659,210	3,846,790

	22,848,037	31,430,957	48,095,522	66,365,449

Expenses:
Cost of product revenues	15,919,471	19,115,190	33,880,204	41,061,802
Research and development	4,991,145	7,139,559	10,120,141	13,524,308
Selling, general and administration	5,025,467	4,697,648	10,123,175	9,142,794
Impairment of goodwill	1,704,770	—	1,704,770	—

	27,640,853	30,952,397	55,828,290	63,728,904

(Loss) income from operations	(4,792,816)	478,560	(7,732,768)	2,636,545
Other income and expense:
Interest income	294,782	365,611	528,337	629,303
Other income (expense), net	88,463	33,316	141,243	(241)
Foreign currency transaction gains (losses)	67,684	(347,077)	(130,660)	(638,036)
Gain on sale of investments	—	368,641	856,170	368,641
Gain on sale of patents	—	—	—	155,658

	450,929	420,491	1,395,090	515,325

(Loss) income before provision for income taxes, equity losses in unconsolidated affiliates and net (income) loss attributable to noncontrolling interest	(4,341,887)	899,051	(6,337,678)	3,151,870
Tax provision	(549,000)	(97,500)	(865,000)	(195,500)

(Loss) income before equity loss in unconsolidated affiliate and net (income) loss of noncontrolling interest	(4,890,887)	801,551	(7,202,678)	2,956,370
Equity losses in unconsolidated affiliates	(233,907)	(43,599)	(390,202)	(154,238)

Net (loss) income	(5,124,794)	757,952	(7,592,880)	2,802,132
Net (income) loss attributable to the noncontrolling interest	(72,738)	43,872	(183,975)	65,399

Net (loss) income attributable to the controlling interest	$(5,197,532)	$801,824	$(7,776,855)	$2,867,531

Net (loss) income per share
Basic	$(0.08)	$0.01	$(0.12)	$0.04

Diluted	$(0.08)	$0.01	$(0.12)	$0.04

Weighted average number of common shares
Basic	63,078,510	64,528,623	63,651,983	64,632,732
Diluted	63,078,510	65,774,967	63,651,983	65,715,021

See notes to condensed consolidated financial statements

KOPIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2012	June 25, 2011	June 30, 2012	June 25, 2011
Net (loss) income	$(5,124,794)	757,952	$(7,592,880)	$2,802,132
Foreign currency translation adjustments	(829,709)	739,806	223,845	1,084,671
Holding (loss) gain on marketable securities	(208,712)	(716,282)	1,370,669	(393,095)
Reclassifications of gains in net (loss) income	(48,700)	(411,510)	(544,359)	(428,469)

Comprehensive (loss) income	$(6,211,915)	$369,966	$(6,542,725)	$3,065,239
Comprehensive loss (income) attributable to the noncontrolling interest	50,125	(96,573)	(201,297)	(77,919)

Comprehensive (loss) income attributable to controlling interest	$(6,161,790)	$273,393	$(6,744,022)	$2,987,320

See notes to condensed consolidated financial statements

KOPIN CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-in	Treasury	Accumulated Other Comprehensive	Accumulated	Total Kopin Corporation Stockholders’	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Stock	Income	Deficit	Equity	interest	Equity
Balance December 31, 2011	73,226,258	$732,263	$315,710,160	$(30,995,449)	$4,146,024	$(124,631,665)	$164,961,333	$5,135,423	$170,096,756
Stock-based compensation expense	—	—	1,938,385	—	—	—	1,938,385	—	1,938,385
Vesting of restricted stock	78,000	780	(780)	—	—	—	—	—	—
Net unrealized holding gain on marketable securities	—	—	—	—	826,310	—	826,310	—	826,310
Foreign currency translation adjustments	—	—	—	—	206,523	—	206,523	17,322	223,845
Restricted stock for tax withholdings	(27,770)	(278)	(96,639)	—	—	—	(96,917)	—	(96,917)
Treasury stock purchase	—	—	—	(3,455,529)	—	—	(3,455,529)	—	(3,455,529)
Net loss	—	—	—	—	—	(7,776,855)	(7,776,855)	183,975	(7,592,880)

Balance June 30, 2012	73,276,488	$732,765	$317,551,126	$(34,450,978)	$5,178,857	$(132,408,520)	$156,603,250	$5,336,720	$161,939,970

See notes to condensed consolidated financial statements.

KOPIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30, 2012	June 25, 2011
Cash flows from operating activities:
Net (loss) income	$(7,592,880)	$2,802,132
Adjustments to reconcile net (loss) income to net cash provided by operating activities:

Depreciation and amortization	5,132,790	3,812,998
Amortization of premium or discount on marketable debt securities	(142,119)	(82,219)
Stock-based compensation	2,223,828	1,470,524
Net gain on sale of investments	(856,170)	(368,641)
Losses in unconsolidated affiliates	390,202	154,238
Impairment of goodwill	1,704,770	—
Deferred income tax asset	581,370	—
Foreign currency losses	98,441	575,580
Change in allowance for bad debt	(124,976)	(360,375)
Change in inventory reserves	547,318	271,636
Change in warranty reserves	(300,000)	—
Changes in assets and liabilities:
Accounts receivable	3,061,759	(2,065,893)
Inventory	29,185	2,786,195
Prepaid expenses and other current assets	69,014	210,907
Accounts payable and accrued expenses	(3,538,983)	(5,069,743)
Billings in excess of revenue earned	(50,000)	(606,121)

Net cash provided by operating activities	1,233,549	3,531,218

Cash flows from investing activities:
Proceeds from sale of marketable debt securities	17,579,205	14,997,567
Purchase of marketable debt securities	(20,275,585)	(19,854,118)
Cash paid to acquire FDD, net of cash acquired	94,351	(10,084,307)
Purchase of investments	(2,249,784)	—
Proceeds from sale of investments	856,170	392,196
Other assets	73,189	(19,655)
Capital expenditures	(5,748,450)	(3,865,205)

Net cash used in investing activities	(9,670,904)	(18,433,522)

Cash flows from financing activities:
Treasury stock purchases	(3,455,529)	(1,907,324)
Proceeds from exercise of stock options	—	72,445
Settlements of restricted stock for tax withholding obligations	(96,917)	(63,069)

Net cash used in financing activities	(3,552,446)	(1,897,948)

Effect of exchange rate changes on cash	54,834	136,116

Net decrease in cash and equivalents	(11,934,967)	(16,664,136)

Cash and equivalents:
Beginning of period	43,095,163	49,834,547

End of period	$31,160,196	$33,170,411

Supplemental disclosure of cash flow information:
Income taxes paid	$197,000	$139,000

Supplemental schedule of noncash investing activities:
Construction in progress included in accrued expenses	$361,000	$995,000

See notes to condensed consolidated financial statements.

KOPIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of Kopin Corporation, its wholly-owned subsidiaries, Kowon Technology Co., Ltd. (Kowon), a majority owned (78%) subsidiary located in Korea and Kopin Taiwan Corporation (KTC), a majority owned (90%) subsidiary located in Taiwan (collectively the “Company” or ‘we”). Ownership interests of Kowon and KTC not attributable to the Company are referred to as noncontrolling interests. All intercompany transactions and balances have been eliminated. The condensed consolidated financial statements for the three and six months ended June 30, 2012 and June 25, 2011 are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. These condensed consolidated financial statements should be read in conjunction with the Company’s financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for any other interim period or for a full fiscal year.

Immaterial Restatement

During the second quarter of 2012, the Company identified an error in the calculation of intercompany profit elimination in inventory for prior periods. While the Company believes the correction of this error is not material to its previously issued historical consolidated financial statements, the Company has restated certain balances within the condensed consolidated balance sheet as of December 31, 2011 to correct this error. The condensed consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2012 and condensed consolidated statements of cash flows for the six months ended June 30, 2012 were not impacted by this error.

The effects of this restatement on the consolidated balance sheet as of December 31, 2011 are as follows (in thousands):

Balance Sheet Data	December 31, 2011 as previously reported	Adjustment	December 31, 2011 as restated
ASSETS
Current assets:
Cash and equivalents	$43,095	$—	$43,095
Marketable debt securities, at fair value	62,323	—	62,323
Accounts receivable, net of allowance of $513,000 in 2011	16,511	—	16,511
Accounts receivable from unconsolidated affiliates	1,341	—	1,341
Unbilled receivable	36	—	36
Inventory	21,416	(947)	20,469
Prepaid taxes	412	256	668
Prepaid expenses and other current assets	1,294	—	1,294

Total current assets	146,428	(691)	145,737
Property, plant & equipment, net	32,369	—	32,369
Deferred tax assets	4,202	—	4,202
Goodwill	1,665	—	1,665
Intangible assets	1,954	—	1,954
Other assets	7,946	—	7,946

Total assets	$194,564	$(691)	$193,873

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$12,385	—	$12,385
Accrued payroll and expenses	4,183	—	4,183
Accrued warranty	1,318	—	1,318
Billings in excess of revenue earned	2,467	—	2,467

Balance Sheet Data	December 31, 2011 as previously reported	Adjustment	December 31, 2011 as restated
Other accrued liabilities	2,127	—	2,127

Total current liabilities	22,480	—	22,480
Asset Retirement obligations	1,296	—	1,296
Commitments and contingencies		—	—
Stockholders’ equity:
Preferred stock	—	—	—
Common stock	732	—	732
Additional paid-in capital	315,710	—	315,710
Treasury stock	(30,995)	—	(30,995)
Accumulated other comprehensive income	4,146	—	4,146
Accumulated deficit	(124,008)	(623)	(124,631)

Total Kopin Corporation stockholders’ equity	165,585	(623)	164,962
Non controlling interest	5,203	(68)	5,135

Total stockholder’ equity	170,788	(691)	170,097

Total liabilities and stockholders’ equity	$194,564	$(691)	$193,873

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

The Company uses the specific identification method as a basis for determining cost and calculating realized gains and losses with respect to marketable debt securities. The gross gains and losses realized related to sales and maturities of marketable debt securities were not material during the six months ended June 30, 2012 and the year ended December 31, 2011.

Investments in available-for-sale marketable debt securities are as follows at June 30, 2012 and December 31, 2011:

	Amortized Cost		Unrealized Gains		Unrealized Losses		Fair Value
	2012	2011	2012	2011	2012	2011	2012	2011
U.S. government and agency backed securities	$36,121,573	$31,480,482	$561,093	$665,171	$—	$—	$36,682,666	$32,145,653
Corporate debt and certificates of deposit	29,024,865	30,879,717	—	—	(540,658)	(701,983)	28,484,207	30,177,734

Total	$65,146,438	$62,360,199	$561,093	$665,171	$(540,658)	$(701,983)	$65,166,873	$62,323,387

The contractual maturity of the Company’s marketable debt securities is as follows at June 30, 2012:

	Less than One year	One to Five years	Greater than Five years	Total
U.S. government and agency backed securities	$6,058,860	$27,968,230	$2,655,576	$36,682,666
Corporate debt and certificates of deposit	19,293,984	8,358,973	831,250	28,484,207

Total	$25,352,844	$36,327,203	$3,486,826	$65,166,873

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

The Company further estimates the amount of OTTI resulting from a decline in the credit worthiness of the issuer (credit-related OTTI) and the amount of non credit-related OTTI. Noncredit-related OTTI can be caused by such factors as market illiquidity. Credit-related OTTI is recognized in earnings while noncredit-related OTTI on securities not expected to be sold is recognized in other comprehensive (loss) income. The Company did not record an OTTI for the three and six month periods ended June 30, 2012 and June 25, 2011.

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

The following table details the fair value measurements of the Company’s financial assets:

		Fair Value Measurement at June 30, 2012 Using:
		Level 1	Level 2	Level 3
Money Markets, Cash and Equivalents	$31,160,196	$31,160,196	$—	$—
U.S. Government Securities	36,682,666	17,515,855	19,166,811	—
Corporate Debt	13,622,465	—	13,622,465	—
Certificates of Deposit	14,861,742	—	14,861,742	—
WIN Semiconductor Corp.	1,563,126	1,563,126	—	—
Advanced Wireless Semiconductor Company	2,517,220	2,517,220	—	—

	$100,407,415	$52,756,397	$47,651,018	$—

		Fair Value Measurement at December 31, 2011 Using:
		Level 1	Level 2	Level 3
Money Markets, Cash and Equivalents	$43,095,163	$43,095,163	$—	$—
U.S. Government Securities	32,145,653	12,892,670	19,252,983	—
Corporate Debt	18,754,992	—	18,754,992	—
Certificates of Deposit	11,422,742	—	11,422,742	—
WIN Semiconductor Corp.	1,709,189	1,709,189	—	—
Advanced Wireless Semiconductor Company	1,602,096	1,602,096	—	—

	$108,729,835	$59,299,118	$49,430,717	$—

The corporate debt consists of floating rate notes with a maturity that is over multiple years but has interest rates which are reset every three months based on the then current three month London Interbank Offering Rate (three month Libor). The Company determines the fair market values of these corporate debt instruments through the use of a model which incorporates the three month Libor, the credit default swap rate of the issuer and the bid and ask price spread of same or similar investments which are traded on several markets.

The carrying amounts of cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value because of their short-term nature. The carrying amount of accrued liabilities is classified as Level 3 in the fair value hierarchy.

4. INVENTORY

Inventory is stated at the lower of cost (determined on the first-in, first-out or specific identification method) or market and consists of the following at June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
Raw materials	$9,914,530	$9,934,724
Work-in-process	2,838,868	5,220,353
Finished goods	7,160,338	5,313,435

	$19,913,736	$20,468,512

Inventory on consignment at customer locations was $5.0 million and $3.4 million at June 30, 2012 and December 31, 2011, respectively.

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

Weighted average common shares outstanding used to calculate earnings per share are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2012	June 25, 2011	June 30, 2012	June 25, 2011
Weighted average common shares outstanding-basic	63,078,510	64,528,623	63,651,983	64,632,732
Stock options and non-vested restricted common stock	—	1,246,344	—	1,082,289

Weighted average common shares outstanding-diluted	63,078,510	65,774,967	63,651,983	65,715,021

The following were not included in weighted average common shares outstanding-diluted because they are anti-dilutive or performance conditions have not been met at the end of the period.

	June 30, 2012	June 25, 2011
Non-vested restricted common stock	2,888,463	554,012
Stock options	1,838,615	935,441

Total	4,727,078	1,489,453

6. STOCK-BASED COMPENSATION

The fair value of stock option awards is estimated on the date of grant using the Black-Scholes-Merton option-pricing model. There were no stock options granted in the six month period ended June 30, 2012, or in fiscal year 2011. The fair value of non-vested restricted common stock awards is generally the market value of the Company’s equity shares on the date of grant. The non-vested common stock awards require the employee to fulfill certain obligations, including remaining employed by the Company for one, two or four years (the vesting period) and in certain cases also require meeting either performance criteria or the Company’s stock achieving a certain price. The performance criteria primarily consist of the achievement of the Company’s annual incentive plan goals. For non-vested restricted common stock awards which solely require the recipient to remain employed with the Company, the stock compensation expense is amortized over the anticipated service period. For non-vested restricted common stock awards which require the achievement of performance criteria, the Company reviews the probability of achieving the performance goals on a periodic basis. If the Company determines that it is probable that the performance criteria will be achieved, the amount of compensation cost derived for the performance goal is amortized over the service period. If the performance criteria are not met, no compensation cost is recognized and any previously recognized compensation cost is reversed. The Company recognizes compensation costs on a straight-line basis over the requisite service period for time-vested awards.

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

A summary of award activity under the stock option plans as of June 30, 2012 and changes during the six month period is as follows (all options were vested as of June 30, 2012):

	Six months ended June 30, 2012
	Shares	Weighted Average Exercise Price
Balance, December 31, 2011	1,903,325	$5.07
Options forfeited/cancelled	(64,710)	8.00
Options exercised	—	—

Balance, all exercisable, June 30, 2012	1,838,615	$4.97

The following table summarizes information about stock options outstanding and exercisable at June 30, 2012:

	Options Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding and Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$ 0.01—$ 3.50	130,000	4.00	$3.49
$ 3.75—$ 4.82	1,069,460	1.60	4.45
$ 5.00—$ 8.72	539,155	2.23	5.40
$10.00—$13.00	100,000	4.00	10.00

	1,838,615	2.08	$4.97

Aggregate intrinsic value on June 30, 2012	$1,450

In June 2010, the Company issued a warrant to purchase 200,000 shares of the Company’s stock at $3.49. The warrant vested during the period ended June 30, 2012.

Non-Vested Restricted Common Stock

A summary of the activity for non-vested restricted common stock awards as of June 30, 2012 and changes during the six months then ended is presented below:

	Shares	Weighted Average Grant Fair Value
Balance, December 31, 2011	2,897,682	$4.20
Granted	85,000	3.60
Forfeited	(16,219)	4.38
Vested	(78,000)	3.54

Balance, June 30, 2012	2,888,463	$4.20

Stock-Based Compensation

The following table summarizes stock-based compensation expense within each of the categories below as it relates to non-vested restricted common stock awards for the six months ended June 30, 2012 and June 25, 2011 (no tax benefits were recognized):

	Six Months Ended
	June 30, 2012	June 25, 2011
Cost of product revenues	$265,503	$296,866
Research and development	174,101	288,969
Selling, general and administrative	1,784,224	884,689

Total	$2,223,828	$1,470,524

Total unrecognized compensation expense for non-vested restricted common stock as of June 30, 2012 totals $6.2 million and is expected to be recognized over a weighted average period of 3 years.

7. OTHER ASSETS AND AMOUNTS DUE TO / FROM AFFILIATES

Marketable Equity Securities

As of June 30, 2012 and December 31, 2011, the Company had an investment in AWSC, with a fair market value of $2.5 million and $1.6 million, respectively and an adjusted cost basis of $0.7 million and $0.7 million, respectively. One of the Company’s directors is a director of AWSC and several directors and officers own amounts ranging from 0.1% to 0.5% of the outstanding stock of AWSC.

As of June 30, 2012 and December 31, 2011, the Company had an investment in WIN, with a fair market value of $1.6 million and $1.7 million, respectively. The adjusted cost basis of the WIN investment is $0. In the six month period ended June 30, 2012 the Company sold 500,000 shares of WIN and recorded a gain of $0.9 million.

AWSC and WIN are listed on the Gre Tai Securities Exchange in Taiwan. The Company determines the fair market value of these investments based on the quoted prices from this exchange.

Non-Marketable Securities—Equity Method Investments

The Company has an approximate 12% interest in KoBrite at June 30, 2012. The Company accounts for its interest using the equity method and at June 30, 2012 the carrying value of the investment was $2.1 million. One of the Company’s directors, who is the chairman of KTC, is a member of the Board of Directors of Bright LED, one of the other principal investors of KoBrite.

During the period ended March 31, 2012 the Company acquired a 25% interest in a private company, Ikanos Consulting, LTD (Ikanos), for $0.7 million and subsequent to June 30, 2012 invested an additional $2.5 million, which increased the Company’s interest in Ikanos to 51%. For the period ended June 30, 2012 the Company recorded the results of operation of Ikanos on the equity method of accounting and commencing in the third quarter of 2012 the Company will consolidate Ikanos.

Summarized financial information for KoBrite for the three and six month periods ended March 31, 2012 and March 26, 2011 (KoBrite’s results are recorded one quarter in arrears) and Ikanos for the three and six month periods ended June 30, 2012 are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2012	June 25, 2011	June 30, 2012	June 25, 2011
Revenue	$1,170,000	$1,298,000	$2,915,000	$2,289,000
Gross margin	(653,000)	122,000	(885,000)	(399,000)
Loss from operations	(1,505,000)	(276,000)	(2,283,000)	(1,255,000)
Net loss	$(1,532,000)	$(371,000)	$(2,843,000)	$(1,314,000)

During the period ended June 30, 2012, the Company acquired a 5% interest in a private company for $1.0 million. If the private company achieves certain development milestones, the Company is obligated to acquire up to an additional 17.5% interest in the private company for a total of $2.0 million. In addition, for an eight month period after the achievement of all of the development milestones, the Company has the right to acquire an additional 10% interest in the private company for $2.0 million or the private company can require the Company to purchase an additional 25% interest for $2.0 million.

Amounts Due from and Due to Affiliates

Related party receivables from AWSC approximated $2.0 million and $1.1 million at June 30, 2012 and December 31, 2011, respectively. At June 30, 2012 and December 31, 2011 the Company also had $0.1 million and $0.2 million, respectively, due from other related parties.

The Company has entered into an agreement wherein it agreed to sell certain of its patents that it was no longer using to a party who would attempt to sublicense the patents. Under the terms of the agreement the amount the Company would receive for the sale of the patents was a percentage of any license fees, after expenses, from the sublicense. In the three and six months ended June 30, 2012 and June 25, 2011 the Company recorded $0 million and $0.2 million of gains, respectively, from the sale of these patents.

8. GOODWILL AND INTANGIBLES

The Company’s goodwill balance in Forth Dimension Displays, Ltd, is as follows:

Goodwill, December 31, 2011	$1,664,457
Impairment of goodwill	(1,704,770)
Foreign currency translation	40,313

Goodwill, June 30, 2012	$—

As of June 30, 2012, the Company performed an interim impairment analysis of its finite-lived intangible assets and goodwill balance related to its wholly-owned subsidiary Forth Dimension Displays, Ltd (FDD), as FDD’s actual results were less than originally forecast for the six-month period. The Company performed its analysis of its finite-lived intangible assets based on a comparison of the undiscounted cash flows to the recorded carrying value of the intangible assets. As a result, there was no change in the carrying values of the finite-lived intangible assets.

After completing its finite-lived intangible asset impairment test, the Company completed its impairment analysis of the goodwill derived from the FDD acquisition and determined the goodwill was impaired. The Company’s impairment analysis for goodwill consisted of comparing the implied fair value of goodwill to its carrying value as of June 30, 2012. Determining the fair value of goodwill required determining the fair value of the FDD reporting unit using certain assumptions, including the consideration of two generally accepted valuation methodologies: (i) the income approach and (ii) the market approach. The income approach is based upon the present value of the expected income that can be generated through the ownership of the property. The market approach is a process by which the market value estimate is derived analyzing similar assets that have been recently sold or licensed and then comparing them to the subject. The Company concluded that, given the size of FDD and it’s relatively niche business, the income approach provided the most accurate method of valuation.

Based on this analysis, the Company recorded a $1.7 million goodwill impairment charge as of and for the quarter ended June 30, 2012.

The discount rate used was the value-weighted average of the Company’s estimated cost of equity and debt (“cost of capital”) derived using both known and estimated customary market metrics.

The identified intangible assets will be amortized on a straight-line basis over the following lives:

Years
Customer relationships	7
Developed technology	7
Trademark portfolio	7

The Company recognized $0.1 million in amortization for both the three and six months ended June 30, 2012 related to its intangible assets.

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

9. ACCRUED WARRANTY

The Company warrants its products against defect for 12 months. A provision for estimated future costs and estimated returns for credit relating to warranty is recorded in the period when product is shipped and revenue recognized, and is updated as additional information becomes available. The Company’s estimate of future costs to satisfy warranty obligations is based primarily on historical warranty expense experienced and a provision for potential future product failures. Changes in the accrued warranty for the six month period ended June 30, 2012 are as follows:

Beginning Balance, December 31, 2011	$1,318,000
Additions	1,237,000
Claim and reversals	(1,524,000)

Ending Balance, June 30, 2012	$1,031,000

10. INCOME TAXES

The Company’s tax provision of approximately $549,000 and $865,000 for the three and six months ended June 30, 2012, respectively, and $98,000 and $196,000 for the corresponding periods in 2011, represents alternative minimum and state income taxes, which are partially offset by the Company’s net operating loss carryforwards (NOL) and tax credits, and foreign tax expenses.

As of June 30, 2012, the Company has available for tax purposes U.S. federal NOLs of $15.8 million expiring through 2021. The Company has recognized a full valuation allowance on its domestic and certain foreign net deferred tax assets due to the uncertainty of realization of such assets. The Company has not historically recorded, nor does it intend to record the tax benefits from stock awards until realized. Unrecorded benefits from stock awards approximate $13.1 million.

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

11. SEGMENTS AND GEOGRAPHICAL INFORMATION

The Company’s chief operating decision maker is its Chief Executive Officer. The Company’s chief operating decision maker evaluates the operating results of the Company’s reportable segments based on revenues and net income (loss) attributable to the controlling interest.

The Company has four operating and reporting segments: (i) Kopin U.S., which includes the operations in the United States and the Company’s equity method investment, (ii) Kowon, (iii) KTC and (iv) Forth Dimension Displays, Ltd. The following table presents the Company’s reportable segment results for the three and six month periods ended June 30, 2012 and June 25, 2011 (in thousands):

	Kopin U.S.	Kowon	KTC	FDD	Adjustments	Total
Three Months Ended
June 30, 2012
Revenues	$22,181	$1,289	$8,220	$667	$(9,509)	$22,848
Net (loss) income attributable to the controlling interest	(4,043)	(26)	1,301	(2,357)	(73)	(5,198)

June 25, 2011
Revenues	$29,867	$2,456	$2,713	$1,564	$(5,169)	$31,431
Net income (loss) attributable to the controlling interest	1,268	(147)	(89)	(274)	44	802

Six Months Ended
June 30, 2012
Revenues	$46,899	$2,778	$17,478	$1,196	$(20,255)	$48,096
Net (loss) income attributable to the controlling interest	(7,038)	(174)	2,665	(3,046)	(184)	(7,777)

June 25, 2011
Revenues	$63,800	$5,193	$6,339	$2,522	$(11,489)	$66,365
Net income (loss) attributable to the controlling interest	3,705	(492)	489	(899)	65	2,868

The adjustments to reconcile the consolidated financial statement total revenue and net income include the elimination of intercompany sales and noncontrolling interest in income of subsidiaries.

During the three and six month periods ended June 30, 2012 and June 25, 2011, the Company derived its sales from the following geographies (as a percentage of net revenues):

	Three Months Ended		Six Months Ended
	June 30, 2012	June 25, 2011	June 30, 2012	June 25, 2011
Asia-Pacific	22%	19%	21%	22%
Americas	75%	79%	78%	77%
Europe	3%	2%	1%	1%

Total Revenues	100%	100%	100%	100%

During the three and six month periods ended June 30, 2012 and June 25, 2011, revenues by product group consisted of approximately the following:

	Three Months Ended		Six Months Ended
	June 30, 2012	June 25, 2011	June 30, 2012	June 25, 2011
Display	$7,012,000	$15,425,000	$17,878,000	$32,798,000
III-V	15,836,000	16,006,000	30,218,000	33,567,000

Total Revenues	$22,848,000	$31,431,000	$48,096,000	$66,365,000

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

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995, including, without limitation, statements made relating to our expectation that sales to Skyworks Solutions and the customers who use our displays for military applications will represent a significant portion of our revenues for 2012; our expectation that we will continue developing HBT transistor wafers and other gallium arsenide products for advanced integrated circuit applications from other compound materials; our expectation that we will continue to pursue other U.S. government development contracts for applications that relate to our commercial product applications; our expectation that sales of our display products for consumer electronic applications will decline; our expectation that we will prosecute and defend our proprietary technology aggressively; our belief that it is important to invest in research and development to remain profitable even during periods when we are not profitable; our belief that we are a leading developer and manufacturer of advanced semiconductor materials and miniature displays; our belief that our products enable our customers to develop and market an improved generation of products; our belief that there will be increased sales of 3G, 4G and smart phones in 2012; our statement that we may make equity investments in companies; our expectation that KoBrite will incur additional losses in the near term; our expectation that revenue will be between $90 million and $100 million for 2012; our expectation that 2012 revenues will primarily be to customers located in the U.S.; our expectation that our revenues from sales of defense related products to the U.S. government will decline approximately $20 million to $30 million in 2012 as a result of the U.S. government’s expected reduction in spending on military programs; our belief that we will see a reduction in revenues from the sale of our military products in 2012; our belief that a strengthening of the U.S. dollar could increase the price of our products in foreign markets; our expectation that a manufacturing/distribution partner will commence selling Golden-i products in 2012; our belief that revenue will not be significant in 2012 from sales of Golden-i products; our belief that in successive years products such as Golden-i will be important for our revenue growth and ability to achieve profitability; our expectation that we will not receive additional amounts from the sale of patents; our expectation that our CyberDisplay products will benefit from further general technological advances in the design and production of integrated circuits and active matrix LCDs, resulting in further improvements in resolution and miniaturization; our expectation that a significant reduction or delay in orders from any of our significant military customers could result in us not being able to achieve profitability in 2012; our belief that our HBT transistor wafers offer greater power efficiency, improved signal quality and less complexity over gallium arsenide field effect transistors; our belief that our manufacturing process offers greater miniaturization, reduced cost, higher pixel density, full color capability and lower power consumption compared to conventional active matrix LCD manufacturing approaches; our expectation not to pay cash dividends for the foreseeable future and to retain earnings for the development of our businesses; our expectation, based on current negotiations with our customers and certain contractual obligations, that the sales prices of certain products will decline in fiscal year 2012; our plan to base production and inventory levels based on internal forecasts of customer demands; our belief that the overall increase or decrease in the average sales price of our display products will be dependent on the sales mix of commercial and military display sales; our belief that market risk associated with our international operations is unlikely to have a material adverse effect on our business, financial condition or results of operation; our expectation that we will expend between $5.0 million and $8.0 million on capital expenditures over the next twelve months; our intent to reduce our per unit production costs primarily through increasing manufacturing yield, lowering fixed costs per unit through increased sales volume, and increasing productivity and efficiency; our expectation that the market for display products for military applications will not be seasonal; our expectation that prices of our HBT transistor and display products sold for consumer electronic applications will decline by approximately 5 to 8 percent during fiscal year 2012, but may decline more depending on final negotiations with our customers; our expectation that competition will increase; our belief that our CyberDisplay products are well suited for new applications such as reading e-mail and browsing the Internet using digital wireless devices and other consumer electronics devices; our belief that small form factor displays will be a critical component in the development of advanced wireless communications systems; our belief that general technological advances in the design and fabrication of integrated circuits, LCD technology and LCD manufacturing processes will allow us to continue to enhance our CyberDisplay product manufacturing process; our expectation that a significant market for new wireless communication devices, including personal entertainment systems, will develop; our belief that continued introduction of new products in our target markets is essential to our growth; our belief that our future success will depend primarily upon the technical expertise, creative skills and management abilities of our officers and key employees rather than on patent ownership; our belief that our available cash resources will support our operations and capital needs for at least the next twelve months; and our belief that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations, and cash flows should not be material. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industries in which we operate, management’s beliefs, and assumptions made by management. In addition, other written or oral statements, which constitute forward-looking statements, may be made by or on behalf of us. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “could”, “seeks”, “estimates”, and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements, whether as a result of new information, future events or otherwise. Factors that could cause or contribute to such differences in outcomes and results include, but are not limited to, those discussed below in Item 1A and those set forth in our other periodic filings filed with the Securities and Exchange Commission.

Critical Accounting Policies

Management’s discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. We continually evaluate our estimates used in the preparation of our financial statements, including those related to revenue recognition under the percentage of completion method, bad debts, inventories, warranty reserves, investment valuations, valuation of stock compensation awards and recoverability of deferred tax assets. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not apparent from other sources. Actual results will most likely differ from these estimates. Further detail regarding our critical accounting policies can be found in “Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

We have two principal sources of revenues: product revenues and research and development (R&D) revenues. Product revenues consist of sales of our display products and our III-V products, principally gallium arsenide (GaAs) HBT transistor wafers. R&D revenues consist primarily of development contracts with agencies of the U.S. government. For the three and six months ended June 30, 2012, R&D revenues were $1.1 million and $1.7 million or 5% and 3% of total revenues, respectively. This contrasted with $1.8 million and $3.8 million for the corresponding period in 2011.

Results of Operations

The three and six month periods ended June 30, 2012 and June 25, 2011 are referred to as 2012 and 2011, respectively. The year ended period December 31, 2011 is referred to as fiscal year 2011.

Revenues. For the three and six month periods ended June 30, 2012 and June 25, 2011, our revenues, which include product sales and amounts earned from research and development contracts, were as follows (in millions):

	Three Months Ended		Six Months Ended
Revenues (in millions):	June 30, 2012	June 25, 2011	June 30, 2012	June 25, 2011
Display	$7.0	$15.4	$17.9	$32.8
III-V	15.8	16.0	30.2	33.6

Total revenues	$22.8	$31.4	$48.1	$66.4

The decrease in display revenues for the three month period ended June 30, 2012 compared to the same period in 2011 resulted from a decrease in sales of our display products to customers that use them for military applications, consumer electronic applications and R&D programs.

The decrease in our III-V revenues for the six month period ended June 30, 2012 as compared to the same period in 2011 resulted primarily from a decrease in demand from customers who purchase our HBT transistor wafers for use in cellular handsets.

Display revenues for military, consumer and R&D applications for 2012 and 2011 were as follows:

	Three Months Ended		Six Months Ended
Display Revenues by Category (in millions )	June 30, 2012	June 25, 2011	June 30, 2012	June 25, 2011
Military Application	$3.1	$9.2	$10.7	$20.2
Consumer Electronic Applications	3.0	4.5	5.8	9.0
Research & Development	0.9	1.7	1.4	3.6

Total	$7.0	$15.4	$17.9	$32.8

Sales of our products for military applications declined in 2012 because of reduced demand from the U.S. government. In addition to the reduced demand from the U.S. government our customers are delaying orders as they review ways to reduce their costs. Among the methods our customers are evaluating to reduce costs are doing more of the final unit assembly in-house, redesigning the unit with lower cost components, adjusting the delivery schedule of purchases to maximize economies from bulk purchases and requesting lower prices from vendors. As a result of the factors above our ability to forecast 2012 military revenues has declined as compared to prior years but we do anticipate a reduction in revenues from the sale of our military products in 2012 by approximately $20 to $30 million. Our military products have higher profit margins than our other display products and have been a significant contributor to our overall profitability for the pasts several years.

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

In 2011, we began offering a headworn, hands-free cloud computing product that has an optical pod with a microdisplay which we refer to as Golden-i. Sales of Golden-i in 2011 were deminimis and were primarily to demonstrate the product concept. We have entered into an agreement to license the Golden-i technology and know-how to a company that is developing an industrialized product which they anticipate offering in 2012. The license is exclusive for the industrial market, non-exclusive for certain other markets and prohibits sales to certain markets. Under the terms of the license we will sell an optical pod which includes our display, optics and a back light. We do not believe revenue will be significant in 2012 from sales of these products but we do believe in successive years that products such as this will be important for our revenue growth and ability to achieve profitability. This is the first product that we have developed that has a significant software component.

There are a number of different display technologies which can produce displays in small form factors. Consumer electronic customers primarily choose displays based on cost which has resulted in low margins on a per unit basis and therefore profitability is based on achieving sufficient volume. With the declining demand for displays by the military, our focus has to shifted to creating products based on our Golden-i technologies. Our future success will be very dependent on our ability to commercialize our Golden-i technologies. We also anticipate, based on current discussions with our customers and certain contractual obligations that the prices of certain of our products will decline in fiscal year 2012. We anticipate the average selling price of our HBT transistor wafers and display products sold to customers for consumer electronics applications will decline approximately 5% to 8% during fiscal year 2012 relative to 2011. We expect sales prices of our display products for military applications to remain relatively flat for 2012 as compared to 2011. The overall increase or decrease in the average sales price of our display products will be dependent on the sales mix of commercial and military displays.

In our military display business, the decline in defense spending has prompted one customer to review various options to reduce costs, which is currently affecting an existing program. As a result of this review, orders we had anticipated in our 2012 guidance likely will not occur this year. Consequently, we are reducing our full-year 2012 revenue guidance to $90 million to $100 million from a previous range of $110 million to $120 million. However due to the current worldwide economic situation our ability to forecast revenues and results of operations is very limited. Our forecasts are based on numerous factors, including our discussions with customers and our expectations about the future global economy and are not based on firm non-cancellable orders. Our forecasts are also subject to the risk factors set forth in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2011.

International sales represented 22% and 23% of revenues for the six months ended June 30, 2012 and June 25, 2011, respectively. The increase in international sales is primarily attributable to an increase in sales of our III-V products to customers who sell components to manufacturers of wireless handsets. We expect our 2012 revenues will primarily be from customers located in the U.S. International sales are primarily sales of display products to consumer electronic manufacturers located in Japan, Korea and China. Our international sales are primarily denominated in U.S. dollars. Consequently, a strengthening of the U.S. dollar could increase the price in local currencies of our products in foreign markets and make our products relatively more expensive than competitors’ products that are denominated in local currencies, leading to a reduction in sales or profitability in those foreign markets. In addition, sales of our III-V products in Taiwan and display products in Korea are transacted through our Taiwanese subsidiary, Kopin Taiwan Corporation, and our Korean subsidiary, Kowon Technology Co., LTD, respectively. KTC and Kowon’s sales are primarily denominated in U.S. dollars. However, KTC and Kowon’s local operating costs are primarily denominated in Taiwan dollars and Korean won, respectively. KTC and Kowon also hold U.S. dollars in order to pay various expenses. As a result, our financial position and results of operations are subject to exchange rate fluctuation in transactional and functional currency. We have not taken any protective measures against exchange rate fluctuations, such as purchasing hedging instruments with respect to such fluctuations, because of the historically stable exchange rate between the Taiwan dollar, Japanese yen, Korean won and the U.S. dollar.

Cost of Product Revenue

	Three Months Ended		Six Months Ended
Cost of product revenues:	June 30, 2012	June 25, 2011	June 30, 2012	June 25, 2011
Cost of product revenues (in millions):	$15.9	$19.1	$33.9	$41.1
Cost of product revenues as a % of net product revenues	73.0%	64.6%	73.0%	65.7%

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

	Three Months Ended		Six Months Ended
Research and development expense (in millions):	June 30, 2012	June 25, 2011	June 30, 2012	June 25, 2011
Funded	$0.6	$0.9	$1.0	$2.5
Internal	4.4	6.2	9.1	11.0

Total research and development expense	$5.0	$7.1	$10.1	$13.5

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

	Three Months Ended		Six Months Ended
	June 30, 2012	June 25, 2011	June 30, 2012	June 25, 2011
Selling, general and administration expense (in millions):	$5.0	$4.7	$10.1	$9.1
Selling, general and administration expense as a % of revenues	22.0%	14.9%	21.0%	13.8%

S,G&A expenses increased in the first half of 2012 as compared to 2011 because of increases in compensation costs and depreciation partially offset by a decrease in professional fees. In the third quarter of 2011 we granted compensation awards that contain a market condition. The accounting for the phantom stock award requires us to continually assess the fair market value of the award, with increases or decrease in the fair market value being reflected in the statement of operations over the derived service period or when the market condition is achieved.

Impairment. During the six months ended June 30, 2012, we performed a review of intangible assets and goodwill. As a result of this review we recorded a non-cash charge of $1.7 million to write down the remaining carrying value of the goodwill to zero. FDD produces a very high resolution micro display for niche markets. The majority of its current and forecasted revenues are derived from a small group of customers (less than 10). If FDD loses any of its significant customers, or the products which it is projecting to provide significant revenue in the future fail to meet expectations and are not complimented by other revenue sources, additional impairment charges may be necessary to the remaining intangible assets.

Other Income and Expense

	Three Months Ended		Six Months Ended
	June 30, 2012	June 25, 2011	June 30, 2012	June 25, 2011
Other income and expense (in millions):	$0.5	$0.4	$1.4	$0.5

Other income and expense, net, is composed of interest income, foreign currency transaction and remeasurement gains and losses incurred by our Korean, Taiwanese and UK-based subsidiaries, other-than temporary impairment on marketable debt securities, gains resulting from the sale of investments and license fees. For the three months ended June 30, 2012 we recorded $0.1 million of foreign currency gains as compared to $0.3 million of foreign currency losses for the three months ended June 25, 2011. For the six months ended June 30, 2012 we recorded $ 0.1 million of foreign currency losses as compared to $0.6 million of foreign currency losses for the six months ended June 25, 2011. In the three months ended June 30, 2012 and June 25, 2011 we recorded gains of $0 and $0.4 million respectively, on the sale of investments. In the six months ended June 30, 2012 and June 25, 2011 we recorded gains of $0.8 million and $0.4 million respectively, on the sale of investments.

Equity Losses in Unconsolidated Affiliates. For the three and six months ended June 30, 2012, the equity losses in unconsolidated affiliates consists of our approximate 12% share of the losses of KoBrite and our approximate 25% share of the losses of a private company investment. For the three and six months ended June 25, 2011, the equity loss is a result of our approximate 12% interest in the operating results of KoBrite.

Tax provision. For the three and six months ended June 30, 2012 we recorded a tax provision of $549,000 and $865,000 respectively, compared to provisions of $98,000 and $196,000 for the three and six months ended June 25, 2011. Our provision for income taxes is comprised of our estimated alternative minimum tax and state income tax liabilities on our domestic taxable earnings and estimated foreign taxes due on our Korean, Taiwanese and UK-based subsidiaries’ taxable earnings.

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

Liquidity and Capital Resources

As of June 30, 2012, we had cash and equivalents and marketable securities of $96.3 million and working capital of $114.2 million compared to $105.4 million and $123.3 million, respectively, as of December 31, 2011. The change in cash and equivalents and marketable securities was primarily due to cash provided by operating activities of $1.2 million, investments in capital equipment of $5.8 million and the repurchase of our common stock of $3.5 million, partially offset by proceeds from the sale of WIN stock of $0.9 million.

Cash and marketable debt securities held in U.S. dollars

Domestic	$79,493,709
Foreign	12,388,032

Subtotal cash and marketable debt securities	91,881,741
Cash and marketable debt securities held in other currencies and converted to U.S. dollars	4,445,328

Total cash and marketable debt securities	$96,327,069

We have no plans to repatriate the foreign cash and marketable debt securities and, as a result, we have not recorded any deferred tax liability.

We have a purchase and supply agreement with a significant III-V customer that expires in December 2013, excluding a last time buy option contained in the agreement. Under the terms of this agreement, we agreed to maintain capacity levels for manufacturing HBT wafers and we committed to a pricing schedule under certain circumstances. The agreement also requires us to give prior notice if we exit our HBT product line. In consideration for this agreement, the customer agreed to source a certain percentage of its HBT wafer needs from us subject to the customer’s right to source HBT wafers from other sources if we are unable to meet their requirements under certain circumstances. We agreed that failure to meet our supply obligations under the agreement would allow our customer to obtain court-ordered specific performance and if we do not perform we could be liable for monetary damages up to a maximum of $40.0 million. To date we have met our commitments under the agreement.

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

We have entered into product development agreements with two companies under which we have agreed to fund up to $5.6 million of development expenses if certain milestones are achieved. It is anticipated that the milestones would be achieved in fiscal year 2012.

Included in the $2.4 million of Billings in excess of revenue earned on the consolidated balance sheet at June 30, 2012 is approximately $2.2 million which we received from the state of Massachusetts as an incentive to retain jobs in Massachusetts. We earn amounts under the agreement by meeting certain employment milestones each year and amounts not earned will be repaid to the state of Massachusetts at the end of the agreement in 2017. The agreement also contains repayment provisions which require us to repay certain amounts back to the state of Massachusetts if we fail to achieve certain employment milestones after years three and five of the agreement, or if we move certain parts of our operations out of the state. Based on our current estimates we believe that we may be required to repay $1.0 million to the state of Massachusetts in 2012.

As of June 30, 2012, we had tax loss carry-forwards, which may be used to offset future federal taxable income. We may record a tax provision in our financial statements but we may be able to offset some or all of the amounts that are payable with our tax loss carry-forwards We may be subject to alternative minimum taxes, foreign taxes and state income taxes depending on our taxable income and sources of taxable income.

Historically we have financed our operations primarily through public and private placements of our equity securities. Over the past several years we have generated sufficient cash from operations to fund the business. We believe our available cash resources will support our operations and capital needs for at least the next twelve months.

Seasonality

There has been no seasonal pattern to our sales in fiscal years 2012 and 2011.

Contractual Obligations

The following is a summary of our contractual payment obligations for operating leases as of June 30, 2012:

Contractual Obligations	Total	Less than 1 year	1-3 Years	3-5 years	More than 5 years
Operating Lease Obligations	$11,419,692	$1,394,449	$3,474,389	$3,628,292	$2,922,562

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We invest our excess cash in high-quality U.S. government, government-backed (Fannie Mae, FDIC guaranteed bonds and certificates of deposit) and corporate debt instruments, which bear lower levels of relative risk. We believe that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations, and cash flows should not be material to our cash flows or income. It is possible that interest rate movements would increase our unrecognized gain or loss on interest rate securities. Included in other assets is are equity investments in Advanced Wireless Semiconductor Company (AWSC) and WIN Semiconductor Corp. of approximately $2.5 million and $1.6 million, respectively, which are subject to changes in value because of either specific operating issues or overall changes in the stock market. We are exposed to changes in foreign currency exchange rates primarily through our translation of our foreign subsidiary’s financial position, results of operations, and transaction gains and losses as a result of non U.S. dollar denominated cash flows related to business activities in Asia, and remeasurement of

United States dollars to the functional currency of our Taiwan and Kowon subsidiaries. We are also exposed to the effects of exchange rates in the purchase of certain raw materials which are in U.S. dollars but the price on future purchases is subject to change based on the relationship of the Japanese Yen to the U.S. dollar. We do not currently hedge our foreign currency exchange rate risk. We estimate that any market risk associated with our international operations is unlikely to have a material adverse effect on our business, financial condition or results of operation. Our portfolio of marketable debt securities is subject to interest rate risk although our intent is to hold securities until maturity. The credit rating of our investments may be affected by the underlying financial health of the guarantors of our investments. We use gallium arsenide and silicon wafers but do not enter into forward or futures hedging contracts.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Our quarterly evaluation of our disclosure controls and procedures includes an evaluation of some components of our internal control over financial reporting, and internal control over financial reporting is also separately evaluated on an annual basis for purposes of providing the management report which is set forth herein. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2012 and designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. In connection with the adjustment to the elimination of intercompany profits on inventory identified by the Company during the second quarter of 2012 we performed additional reviews of intercompany profit elimination from the date of acquisition of inventory from a subsidiary. We noted that significant inventory acquisitions from our subsidiary commenced in the third quarter of 2011. The actual intercompany elimination calculation is relatively simple and the error occurred due to a misunderstanding of the Company’s policies. We have provided additional training in our accounting policies to further strengthen our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for the quarter ended June 30, 2012.

The Company will monitor and test the effectiveness of controls for the remainder of the year.

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

Failure to develop operating and application software for Golden-i products could adversely affect our future revenues and profits. We have been developing a product category which we refer to as Golden-i which is a body worn voice activated cloud computing device. We license various software packages from third party vendors and we are developing software internally and through third parties which enable these various software packages to run on Golden-i. In addition, we are developing internally and with third parties application software for Golden-i customers. If we are unable to develop or procure the necessary software packages or we experience unexpected issues with the development of the Golden-i hardware a market may not develop for Golden-i products. We are currently forecasting a significant portion of our future growth on Golden-i products and if the market does not develop for Golden-i products our future revenue and profits may be negatively impacted.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2012 – April 28, 2012,	94,056	$3.81	94,056	$8,954,533
April 29, 2012 through May 26, 2012	227,538	$3.35	227,538	$8,191,963
May 27, 2012 through June 30, 2012	356,794	$3.25	329,024	$7,129,844

Total	678,388	$3.36	650,618

Item 5.	Other Information

During the second quarter of 2012, the Company identified an error in the calculation of intercompany profit elimination in inventory for prior periods. While the Company believes the correction of this error is not material to its previously issued historical consolidated financial statements, the Company will restate, within this and future filings, certain balances within the previously reported historical consolidated financial statements to correct for the errors. See Note 1, Basis of Presentation, for the restated condensed consolidated balance sheet as of December 31, 2011.

The effects of this restatement on the unaudited condensed consolidated financial statements for the three month period ended March 31, 2012, and the three and nine month periods ended September 24, 2011, and on the consolidated financial statements as of and for the year ended December 31, 2011 and the year ended December 25, 2010 are as follows (in thousands):

	Three months ended March 31, 2012
	As previously reported	Adjustment	As restated

Revenues:
Net product revenues	$24,655	$—	$24,655
Research and development revenues	593	—	593

Total revenues	25,248	—	25,248
Expenses:
Cost of product revenues	17,398	562	17,960
Research and development	5,129	—	5,129
Selling, general and administration	5,098	—	5,098

	27,625	562	28,187

Loss from operations	(2,377)	(562)	(2,939)
Other income and expense:
Interest income	234	—	234

	Three months ended March 31, 2012
	As previously reported	Adjustment	As restated
Other income (expense), net	53	—	53
Foreign currency transaction losses	(198)	—	(198)
Gain of sale of investments	856	—	856

	945	—	945

Loss before (provision) benefit for income taxes, equity loss in unconsolidated affiliate and net (income) loss of noncontrolling interest	(1,432)	(562)	(1,994)
Tax (provision) benefit	(468)	152	(316)

Loss before equity loss in unconsolidated affiliate and net (income) loss of noncontrolling interest	(1,900)	(410)	(2,310)
Equity loss in unconsolidated affiliate	(156)	—	(156)

Net loss	(2,056)	(410)	(2,466)
Net (income) loss attributable to the noncontrolling interest	(152)	40	(112)

Net loss attributable to the controlling interest	$(2,208)	$(370)	$(2,578)

Net loss per share:
Basic	$(0.03)	$(0.01)	$(0.04)
Diluted	$(0.03)	$(0.01)	$(0.04)
Weighted average number of common shares:
Basic	64,225		64,225
Diluted	64,225		64,225

This error resulted in an increase to net loss of ($0.4) million, and changes in inventory of $0.6 million and prepaid expenses and other current assets of ($0.2) million within condensed consolidated statement of cash flow for the three months ended March 31, 2012. The error did not result in any changes to net cash flows from operating, investing or financing activities.

	Fiscal year ended December 31, 2011
	As previously reported	Adjustment	As Restated

Revenues:
Net product revenues	$125,465	$—	$125,465
Research and development revenues	5,680	—	5,680

Total revenues	131,145	—	131,145
Expenses:
Cost of product revenues	82,110	831	82,941
Research and development	3,742	—	3,742
Research and development	22,133	—	22,133
Selling, general and administrative	18,929	—	18,929
Impairment	5,000	—	5,000

	131,914	831	132,745

Loss from operations	(769)	(831)	(1,600)
Other income and expense:
Interest income	1,305	—	1,305
Other income and (expense), net	93	—	93
Foreign currency (losses) gains	12	—	12
Gain of sale of investments	369	—	369
Impairment of marketable debt securities	(151)	—	(151)
Gain on sale of patents	156	—	156

	1,784	—	1,784

Income before benefit for income taxes, equity loss in unconsolidated affiliate and net (income) loss of noncontrolling interest	1,015	(831)	184
Tax benefit	3,541	256	3,797

Income before equity loss in unconsolidated affiliate and net (income) loss of noncontrolling interest	4,556	(575)	3,981
Equity loss in unconsolidated affiliate	(296)	—	(296)

Net income (loss)	4,260	(575)	3,685
Net (income) loss attributable to the noncontrolling interest	(662)	57	(605)

Net income (loss) attributable to the controlling interest	$3,598	$(518)	$3,080

Net income (loss) per share:
Basic	$0.06	$(0.01)	$0.05
Diluted	$0.06	$(0.01)	$0.05
Weighted average number of common shares:
Basic	64,406		64,406
Diluted	65,234		65,234

Previously, accumulated deficit and total stockholder’s equity were reported as ($124.0) million and $170.8 million, respectively, in the consolidated balance sheets and statement of stockholders’ equity as of and for the year ended December 31, 2011. These balances will be restated to ($124.6) million and $170.1 million, respectively, within the consolidated balance sheets and statements of stockholders’ equity as of and for the year ended December 31, 2011. The Company will restate accumulated deficit for the cumulative impact prior to December 25, 2010 of ($0.1) million.

This error resulted in a decrease to net income of approximately ($0.6) million, and changes in inventory of $0.8 million and prepaid expenses and other current assets of ($0.3) million within the consolidated statement of cash flows for the year ended December 31, 2011. The error did not result in any changes to net cash flows from operating, investing or financing activities.

	Three months ended September 24, 2011			Nine months ended September 24, 2011
	As previously reported	Adjustment	As restated	As previously reported	Adjustment	As restated

Revenues:
Net product revenues	$28,512	$—	$28,512	$91,031	$—	$91,031
Research and development revenues	1,054	—	1,054	4,901	—	4,901

Total revenues	29,566	—	29,566	95,932	—	95,932
Expenses:
Cost of product revenues	19,046	707	19,753	60,107	707	60,814
Research and development	6,381	—	6,381	19,905	—	19,905
Selling, general and administrative	4,352	—	4,352	13,495	—	13,495

	29,779	707	30,486	93,507	707	94,214

(Loss) income from operations	(213)	(707)	(920)	2,425	(707)	1,718
Other income and expense:
Interest income	358	—	358	987	—	987
Other income and (expense), net	190	—	190	190	—	190
Foreign currency gains (losses)	1,013	—	1013	375	—	375
Gain of sale of investments	—	—	—	369	—	369
Impairment of marketable debt securities	(151)	—	(151)	(151)	—	(151)
Gain on sale of patents	—	—	—	156	—	156

	1,410	—	1,410	1,926	—	1,926

Income (loss) before provision for income taxes, equity loss in unconsolidated affiliate and net income (loss) of noncontrolling interest	1,197	(707)	490	4,351	(707)	3,644
Tax provision	(98)	—	(98)	(293)	—	(293)

Income (loss) before equity loss in unconsolidated affiliate and net income (loss) of noncontrolling interest	1,099	(707)	392	4,058	(707)	3,351
Equity loss in unconsolidated affiliate	(50)	—	(50)	(204)	—	(204)

Net income (loss)	1,049	(707)	342	3,854	(707)	3,147
Net (income) loss attributable to the noncontrolling interest	(254)	69	(185)	(188)	69	(119)

Net income (loss) attributable to the controlling interest	$795	$(638)	$157	$3,666	$(638)	$3,028

Net income per share:
Basic	$0.01	$(0.01)	$0.00	$0.06	$(0.01)	$0.05
Diluted	$0.01	$(0.01)	$0.00	$0.06	$(0.01)	$0.05
Weighted average number of common shares:
Basic	64,292		64,292	64,519		64,519
Diluted	65,441		65,441	65,624		65,624

This error resulted in a decrease to net income of ($0.7) million and changes in inventory of $0.7 million within the condensed consolidated statements of cash flows for the nine months ended September 24, 2011. This error did not result in any changes to net cash flows from operating, investing or financing activities.

	Fiscal year ended December 25, 2010
	As previously Reported	Adjustment	As Restated

Revenues:
Net product revenues	$116,623	$—	$116,623
Research and development revenues	3,763	—	3,763

Total revenues	120,386	—	120,386
Expenses:
Cost of product revenues	81,224	116	81,340
Research and development	2,692	—	2,692
Research and development	17,041	—	17,041
Selling, general and administrative	14,838	—	14,838

	115,795	116	115,911

Income (loss) from operations	4,591	(116)	4,475
Other income and expense:
Interest income	2,192	—	2,192
Other income and (expense), net	77	—	77
Foreign currency (losses) gains	(419)	—	(419)
Gain of sale of investments	2,598	—	2,598
Gain on sale of patents	770	—	770

	5,218	—	5,218

Income before provision for income taxes, equity loss in unconsolidated affiliate and net (income) loss of noncontrolling interest	9,809	(116)	9,693
Tax provision	(252)	—	(252)

Income before equity loss in unconsolidated affiliate and net (income) loss of noncontrolling interest	9,557	(116)	9,441
Equity loss in unconsolidated affiliate	(600)	—	(600)

Net income (loss)	8,957	(116)	8,841
Net (income) loss attributable to the noncontrolling interest	(22)	11	(11)

Net income (loss) attributable to the controlling interest	$8,935	$(105)	$8,830

Net income per share:
Basic	$0.14	$0.00	$0.14
Diluted	$0.13	$0.00	$0.13
Weighted average number of common shares:
Basic	66,020		66,020
Diluted	66,712		66,712

Previously, accumulated deficit and total stockholder’s equity were reported as ($127.6) million and $170.6 million, respectively, in the consolidated statement of stockholders’ equity for the year ended December 25, 2010. These balances will be restated to ($127.7) million and $170.5 million, respectively, within the consolidated statement of stockholders’ equity as of December 25, 2010.

This error resulted in a decrease to net income of ($0.1) million and changes in inventory of $0.1 million within the consolidated statement of cash flows for the year ended December 25, 2010. The error did not result in any changes to net cash flows from operating, investing or financing activities.

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

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2012 and December 31, 2011, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2012 and June 25, 2011, (iii) Consolidated Statement of Comprehensive (Loss) Income, (iv) Consolidated Statements of Stockholders’ Equity for the six months ended June 30, 2012, (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and June 25 2011, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.**

**	Furnished and not filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KOPIN CORPORATION (Registrant)

Date: August 9, 2012	By:	/S/ JOHN C.C. FAN
John C.C. Fan
President, Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

Date: August 9, 2012	By:	/S/ RICHARD A. SNEIDER
Richard A. Sneider
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)