Form 10-K
period 2012-12-29
KOPIN CORP
filed 2013-03-18
CIK 771266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 29, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2012 (the last business day of the registrant's most recent second fiscal quarter) the aggregate market value of outstanding shares of voting stock held by non-affiliates of the registrant was $218,148,796.
As of March 15, 2013, 66,578,555 shares of the registrant’s Common Stock, par value $.01 per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to its 2012 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

Part I
Forward Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995, including, without limitation, statements made relating to our expectation that we will continue to pursue other U.S. government development contracts for applications that relate to our commercial product applications; our expectation that we will prosecute and defend our proprietary technology aggressively; our belief that it is important to retain personnel with experience and expertise relevant to our business; our belief that our products are targeted towards markets that are still developing and our competitive strength is creating new technologies; our belief that it is important to invest in research and development to achieve profitability even during periods when we are not profitable; our belief that we are a leading developer and manufacturer of advanced miniature displays; our belief that our products enable our customers to develop and market an improved generation of products; our belief that that the technical nature of our products and markets demands a commitment to close relationships with our customers; our belief that our Golden-i technology will provide for increased worker productivity, safety and improved manufacturing quality; our belief that our ability to develop and expand the Golden-i technologies and to market and license the Golden-i technology will be important for our revenue growth and ability to achieve profitability; our expectation that we will incur significant development and marketing costs in 2013 to commercialize the Golden-i technologies; our statement that we may make equity investments in companies; our expectation that KoBrite will incur additional losses in the near term; our expectation that the operations at our Korean facility, Kowon, will cease and approximately $14.2 million of cash and marketable debt held by Kowon will eventually be remitted back to the U.S.; our expectation that revenue will be between $18 million and $22 million for 2013; our expectation that we will have a consolidated net loss in the range of $15 million to $19 million in 2013; our expectation that the U.S. government will significantly reduce funding for programs through which we sell high margin military products;
our expectation that revenues from sales of defense related products to the U.S. government to decline approximately $8 million to $10 million in our 2013 fiscal year; our expectation that we will not achieve the milestones in the state grant from Massachusetts and our expectation that we will be required to repay the balance of such grant;
our belief that a strengthening of the U.S. dollar could increase the price of our products in foreign markets; our expectation that we will not receive additional amounts from the sale of patents; our belief that our future success will depend primarily upon the technical expertise, creative skills and management abilities of our officers and key employees rather than on patent ownership; our belief that our extensive portfolio of patents, trade secrets and non-patented know-how provides us with a competitive advantage in the micro-display industry; our belief that our ability to develop innovative products based on our extensive materials science expertise enhances our opportunity to grow within our targeted markets; our belief that continued introduction of new products in our target markets is essential to our growth; our expectation that our display products will benefit from further general technological advances in the design and production of integrated circuits and active matrix LCDs, resulting in further improvements in resolution and miniaturization; our belief that our manufacturing process offers greater miniaturization, reduced cost, higher pixel density, full color capability and lower power consumption compared to conventional active matrix LCD manufacturing approaches; our expectation not to pay cash dividends for the foreseeable future and to retain earnings for the development of our businesses; our expectation, based on current negotiations with our customers and certain contractual obligations, that the sales prices of certain products will decline in fiscal year 2013; our expectation that sales of our displays into the TWS program will decline significantly in 2013; our plan to base production and inventory levels based on internal forecasts of customer demands; our belief that the overall increase or decrease in the average sales price of our display products will be dependent on the sales mix of commercial and military display sales; our belief that the U.S. military will evaluate competitors' products for the next thermal weapon sight program; our expectation that we will expend between $2.0 and $3.0 million on capital expenditures over the next twelve months; our expectation that competition will increase; our belief that our display products are well suited for new applications such as reading e-mail and browsing the Internet using digital wireless devices and other consumer electronics devices; our belief that small form factor displays will be a critical component in the development of advanced wireless communications systems; our belief that one of the benefits of our display technology is the ability to produce high-resolution displays in small form factors; our belief that wireless handset makers are looking to create products that complement or eventually replace wireless handsets; our belief that general technological advances in the design and fabrication of integrated circuits, LCD technology and LCD manufacturing processes will allow us to continue to enhance our display product manufacturing process; our expectation that a significant market for new wireless communication devices, including personal entertainment systems, will develop; our belief that continued introduction of new products in our target markets is essential to our growth; our belief that our available cash resources will support our operations and capital needs for at least the next twelve months; our expectation that our interest income will decline in 2013; our expectation that we will not pay domestic federal taxes in the near term; our expectation that we will have taxes based on U.S. federal tax liabilities, on federal alternative minimum tax rules and on our foreign operations in 2013; our expectation that we will have a state tax provision in 2013; our expectation that the adoption of certain accounting standards will not have a material impact on our financial position or results of operations; our belief that our business is not disproportionately affected by climate change regulations; our belief that our operations have not been materially affected by inflation; and our belief that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations, and cash flows should not be material. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industries in which we operate, management's beliefs, and assumptions made by management. In addition, other written or oral statements, which constitute forward-looking statements, may be made by or on behalf of us. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “could”, “seeks”, “estimates”, and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements, whether as a result of new information, future events or otherwise. Factors that could cause or contribute to such differences in outcomes and results include, but are not limited to, those discussed below in Item 1A and those set forth in our other periodic filings filed with the Securities and Exchange Commission. Except as required by law, we do not intend to update any forward-looking statements even if new information becomes available or other events occur in the future.

Item 1.	Business
Introduction

We were incorporated in Delaware in 1984 and are a leading developer of Golden-i™ technologies and display products.

On January 16, 2013 we completed the sale of our III-V product line, including all of the outstanding equity interest in KTC Wireless, LLC, a wholly-owned subsidiary of the Company that held the Company's investment in Kopin Taiwan Corporation (KTC), to IQE KC, LLC (IQE) and IQE plc (Parent, and collectively with IQE, the Buyer). Our III-V products primarily consisted of our Gallium Arsenide-based HBT transistor wafers and we referred to them as our “III-V” products because we use elements categorized on the III and V columns of the periodic table of elements to manufacture such products. The aggregate purchase price was approximately $75 million, subject to certain adjustments, including working capital adjustments and escrow. Of the total consideration, $55 million was paid to the Company as of the Closing Date and $5 million was placed in escrow pending a final determination of adjustments and working capital as of the Closing Date. The remaining $15 million will be paid to the Company on the third anniversary of the Closing Date. For the years ended December 29, 2012, December 31, 2011 and December 25, 2010 our III-V revenues were $58.8 million, $66.5 million and $62.2 million, respectively. We have revised the prior period amounts for the impact of the sale of the III-V product line, which is reflected as discontinued operations.

Golden-i™ technologies are used to create hands-free voice and gesture controlled wireless computing systems primarily worn on the head that include an optical pod featuring our proprietary miniature flat panel displays. Golden-i technologies integrate a variety of commercially available software packages such as Microsoft Windows CE, Nuance Dragon NaturallySpeaking and Hillcrest Labs with our proprietary software and CyberDisplay products to create a reference design which we license to customers who wish to develop mobile industrial products. We licensed our first reference design in 2010 and our customer anticipates shipping products based on our technology in 2013. Through 2012 our revenues from licensing our Golden-i technologies has been de minimis.

Our display products consist of miniature, high performance, high resolution displays either sold separately or in various configurations with optical lenses and electronics contained in either plastic or metal housings. Current applications which include our miniature, high performance, high resolution display products are military devices, such as thermal weapon sights, and consumer devices such as digital cameras; devices that are capable of accessing the Internet using digital wireless devices and viewing data or video from other consumer electronics devices such as wireless handsets, smart phones or iPod™ storage devices. When our display products are configured as spatial light modulators, the applications include industrial equipment for 3D Automated Optical Inspection and cinematography cameras. We have sold our display products to Raytheon Company, DRS RSTA Inc., BAE Systems (directly and through a third party QiOptiq), and ITT for use in military applications and to Samsung Electronics Co., Ltd. (Samsung), Eastman Kodak Company (Kodak), Olympus Corporation (Olympus) and Fuji Corporation (Fuji) for digital still cameras. For fiscal years 2012, 2011 and 2010, significant display customers are shown below. The caption “Military Customers in Total” in the table below excludes research and development contracts. We sell our displays to Japanese customers through Ryoden Trading Company. (“*” denotes that the customer's revenues were less than 10% of our total company revenues))

	Percent of Total Revenues
Customer	2012	2011	2010
Military Customers in Total	57%	60%	69%
Raytheon Company	22%	23%	36%
DRS RSTA Inc.	21%	18%	18%
QiOptiq Defense Inc.	*	10%	10%
Ryoden Trading Company	12%	15%	11%
U. S. Government funded research and development contracts	10%	8%	5%

Our fiscal year ends on the last Saturday in December. The fiscal years ended December 29, 2012, December 31, 2011 and December 25, 2010 are referred to herein as fiscal years 2012, 2011 and 2010, respectively. Our principal executive offices are located at 200 John Hancock Road, Taunton, Massachusetts. Our telephone number is (508) 824-6696.
Industry Overview
Golden-i™ Technology
Over a billion wireless hand-held devices are sold annually for communication, data input, storage and retrieval, accessing the internet, and other purposes. The user interface for these devices is typically either a key pad or a touch screen. Derivative wireless devices such as Bluetooth headsets are available for the single purpose of allowing the user to access their wireless handsets' voice communication feature without holding the wireless handset. Some wireless devices include voice recognition software as an additional feature to allow the user to search the Internet. Recently, new products such as Bluetooth headsets that include a micro display for text messaging or email reading, and other devices which include a micro display, voice recognition and a camera, have been introduced. We believe wireless handset makers are looking to create products that work as a complement to the wireless handsets or to eventually replace the wireless handset. Wireless network companies are encouraging the development of more products that utilize their network capacity and other companies are developing products which provide continuous access to social media outlets. In order for the markets for these new products to develop further advances in operating system, voice recognition, noise cancellation and other software will be required. Improvements in reducing the size of processors, batteries and optics may also be necessary.
Display Products
Small form factor displays are used in military, consumer electronic and industrial products such as thermal weapon sights, digital cameras, training simulation and metrology tools. We expect the market for wireless communications devices, including personal entertainment systems, will continue to grow. In order for this market to develop, advances in wireless communications systems such as greater bandwidth and increased functionality, including real-time wireless data, broadband Internet access and mobile television, will be necessary. We believe small form factor displays will be a critical component in the development of advanced mobile wireless communications systems as these systems must provide high resolution images without compromising the portability of the product.

There are several display technologies currently available including transmissive, reflective and organic light-emitting diode. We offer transmissive and reflective display solutions. The most commonly used technology in portable applications is based on the traditional liquid crystal display, or LCD, which is now in widespread use. These displays form an image by either transmitting or blocking light emitted from a source located behind the LCD. The principal LCD technologies are passive and active matrix.

•
Passive Matrix LCD.    These displays are primarily used in calculators, watches and wireless handsets because of their relatively low cost and low power consumption. Their relatively low image quality, slow response time and limited viewing angle, however, make them inadequate for many demanding applications.

•
Active Matrix LCD.    These displays are used primarily in wireless handsets, tablets, laptop computers, instrumentation and projection systems. In contrast to passive matrix LCDs, color active matrix LCDs incorporate three transistors at every pixel location. This arrangement allows each pixel to be turned on and off independently which improves image quality and response time and also provides an improved side-to-side viewing angle of the display. The increased number of transistors required to produce those benefits, however, creates significant drawbacks, particularly in color applications.

Our Solution
Golden-i™ Technology

Our Golden-i™ technology is a computer headset that includes an optical pod with a display product, a microprocessor, memory and various commercially available software packages, such as Microsoft Windows CE, Nuance Dragon NaturallySpeaking and Hillcrest Labs motion control, that we license and that are managed by an operating system software we developed. In addition to the operating system we have incorporated Ask Ziggy's natural speech and Aurisound's noise cancellation technologies. The Golden-i Technology uses voice recognition as the primary user interface and allows the user to access information or operate remote devices through the Internet using WiFi or Bluetooth or potentially other wireless networks. The optical pod allows the user to view information such as technical diagrams, streaming video or face to face communication. When viewing schematics or similar documents the user is capable of zooming-in to see finer details or zooming out to see an entire system perspective. The Golden-i product has a camera feature which enables the user to stream live video to a remote subject matter expert so that both the user and expert can analyze the issue at the same time.

We believe the Golden-i technology will provide for increased worker productivity, safety and improved manufacturing quality through more efficient issue resolution and improved communication. Golden-i technology is targeted for markets where the user needs a much greater range of functionality than is typically provided by wireless devices such as handsets, smart phones, tablets or Bluetooth headsets and either due to the requirements of their occupation, the environments they work in, or for improved productivity the user is better served with voice recognition as the primary interface as opposed to a touch screen or keyboard.

Display Products
Our principal Display products are miniature high density color or monochrome active matrix LCDs with resolutions which range from approximately 320 x 240 resolution to 1280 x 1024 resolution, a device with a single display, backlight and optics in a plastic housing which we call an Electronic Viewfinder or EVF, and thermal weapon sight eyepieces which contain a display, light emitting diode, optics, and electronics in a hermetically sealed housing.

Our transmissive display products, which we refer to as CyberDisplay™ products, utilize high quality, single crystal silicon-the same high quality silicon used in conventional integrated circuits. This single crystal silicon is not grown on glass; rather, it is first formed on a silicon wafer and patterned into an integrated circuit (including the active matrix, driver circuitry and other logic circuits) in an integrated circuit foundry. The silicon wafer is then sent to our facilities and the integrated circuit is lifted off as a thin film and transferred to glass using our proprietary Wafer™ Engineering technology, so that the transferred layer is a fully functional active matrix integrated circuit.

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

Our CyberDisplay displays have the additional advantage of being fabricated using conventional silicon integrated circuit lithography processes. These processes enable the manufacture of miniature active matrix circuits, resulting in comparable or higher resolution displays relative to passive and other active matrix displays that are fabricated on glass. Our production partner, United Microelectronics Corporation, or UMC, fabricate integrated circuits for our CyberDisplay displays in their foundries in Taiwan. The fabricated wafers are then returned to our facilities, where we lift the integrated circuits off the silicon wafers and transfer them to glass using our proprietary technology. The transferred integrated circuits are then processed, packaged with liquid crystal and assembled into display panels at our Westborough, Massachusetts facility.

For military applications of our CyberDisplay display, after it has been packaged it is sent to our “Higher Level Assembly” or HLA, where it is incorporated into a module. We offer a variety of models with varying levels of complexity but common to all is a light emitting diode, optics and electronics in a housing unit.

Our reflective displays products are miniature high density dual mode color sequential/monochrome reflective micro displays with resolutions which range from approximately 1280 x 720 pixels (720P) resolution to 2048 x 1536 pixels (QXGA) resolution. These displays are manufactured at our facility in Scotland, U.K. and are based on a proprietary, very high-speed, ferroelectric liquid crystal on silicon (FLCOS) platform. Our digital software and logic based drive electronics combined with the very fast switching binary liquid crystal enables our micro display to process images purely digitally and create red, green and blue gray scale in the time domain. This architecture has major advantages in visual performance over other liquid crystal, organic light-emitting diode and MEMS based technologies: precisely controlled full color or monochrome gray scale is achieved on a matrix of undivided high fill factor pixels, motion artifacts are reduced to an insignificant level and there are no sub-pixels, no moving mirrors and no analog conversions to detract from the quality of the image.

The FLCOS device is comprised of two substrates. The first is a pixilated silicon-based CMOS substrate which is manufactured by our production partner UMC using conventional silicon integrated circuit lithography processes. The silicon substrate forms the display's backplane, serving as both the active matrix to drive individual pixels and as a reflective mirror. The second substrate is a front glass plate. Between the backplane and the front glass substrate is the ferroelectic liquid crystal material which, when switched, enables the incoming illumination to be modulated.
Strategy
Our strategy is to develop products which are centered on the mobile world. Our micro display was created to be the destination point for the data flowing over the wireless networks and our Golden-i device is designed to provide a hands-free remote access, control and collaboration via the Internet through the wireless networks. Our business model is comprised of our traditional display products and our Golden-i technology products. We offer our display products to developers and manufacturers of military products, consumer electronic products, 3d metrology equipment or makers of the next generation of mobile devices, such as Bluetooth headsets with video capabilities. For our Golden-i technology, we offer to license our headset reference design and software and enter into a supply agreement for the optical pod which includes a display product. The critical elements of our strategy include:

•
Broad Portfolio of Intellectual Property. We believe that our extensive portfolio of patents, trade secrets and non-patented know-how provides us with a competitive advantage in the micro display industry and we have been accumulating, either by internal efforts or through acquisition, a significant patent and know-how portfolio for our Golden-i technology. We own, exclusively license or have the sole right to sublicense more than 200 patents issued and pending worldwide. An important piece of our strategy is to continue to accumulate valuable patented and non-patented technical know-how relating to our micro display and Golden-i technology.

•
Maintain Our Technological Leadership.    We are a recognized leader in the design, development and manufacture of high resolution micro displays and we believe our ability to develop innovative products based on our extensive materials science expertise enhances our opportunity to grow within our targeted markets. By continuing to invest in research and development, we are able to add to our expertise in the design and innovative, high-resolution, miniature flat panel displays. We intend to continue to focus our development efforts on our proprietary micro displays.

•
License Golden-i with Key Product Manufacturers And Or Sell Display Components.   Our strategy to monetize our Golden-i technologies is to licenses our technologies and know-how with manufacturers of wireless devices and also sell them our display products. We may license them an entire reference design system which includes a license to our patents and know-how, a prototype product design and software or we may license individual elements of the reference design system. We have partners who are interested in developing their own devices which include the use of a micro display. In such cases we will offer our micro displays for sale as standalone components.

•
Strong U.S. Government Program Support. We perform a significant amount of work under research and development contracts with U.S. government agencies, such as the U.S. Department of the Army and the U.S. Department of Defense. Under these contracts, the U.S. Government funds a portion of our efforts to develop next-generation micro display related technologies. This enables us to supplement our internal research and development budget with additional funding.

Markets and Customers
Golden-i™ Products
Our business model is to generate revenues by licensing, for a royalty fee, the Golden-i technology and know-how, which includes the operating software and patented product designs, and selling CyberDisplay products to customers who develop and manufacture, or distribute, products based on the Golden-i technology. In 2010 we entered into an agreement with Motorola Solutions (Motorola) to license them our Golden-i technology. The agreement gave Motorola an exclusive license in certain industrial fields, a non-exclusive in other fields and prohibits them from offering products in other fields. Our revenues in 2012 from the sale of Golden-i technology development kits and licenses were not significant.
Display Products
We currently sell our display products to our customers as either a single display component, a unit which includes a lens and backlight (referred to as an electronic view finder or EVF), or a complete module, which includes the display, lens, backlight, focus mechanism and electronics, which are assembled in a plastic or metal housing (referred to as higher level assemblies or HLA for military customers). We provide our display products to Olympus, Fuji and Sanyo for use in digital cameras and to the U.S. military and certain foreign governments for use in military applications.

In order for our display products to function properly in their intended applications, integrated circuit chip sets generally are required. Several companies have designed integrated circuit chip sets to work with our display products and our customers can procure these chip sets directly from the manufacturer or through us.

For fiscal years 2012, 2011 and 2010, sales to military customers, excluding research and development contracts, as a percentage of total revenue were 57%, 60% and 69%, respectively.

For fiscal years 2012, 2011 and 2010, research and development revenues, primarily from multiple contracts with various U.S. governmental agencies, accounted for approximately 10%, 8% and 5%, respectively, of our total revenues.

For additional information with respect to our operating segments including sales and geographical information, see Note14 to our financial statements for the year ended December 29, 2012, included with this Form 10-K.
Sales and Marketing

We sell our consumer electronic display products both directly and through distributors to original equipment manufacturers. We sell our military display products directly to prime contractors of the U.S. government or to foreign companies. Our strategy is to license our Golden-i technology to customers who will develop end user products. For our display products we have a few customers who purchase in large volumes and many customers who buy in small volumes as part of their product development efforts. “Large volume” is a relative term. For consumer display customers, purchases may be in the tens of thousands per week, whereas military customers may purchase less than two thousand per month.

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

Our design and engineering staff is actively involved with a customer during all phases of prototype design and production by providing engineering data, up-to-date product application notes, regular follow-up and technical assistance. In most cases, our technical staff works with each customer in the development stage to identify potential improvements to the design of the customer's product in parallel with the customer's effort. We have established a prototype product design group in Scotts Valley, California to assist our military display and Golden-i customers with incorporating our products into their products and to accelerate their design process, achieving cost-effective and manufacturable products, and ensuring a smooth transition into high volume production. This group is also actively involved with research and development contracts for military applications.
Product Development

We believe that continued introduction of new products in our target markets is essential to our growth. Our commercial display products tend to have one to three year life cycles. We have assembled a group of highly skilled engineers who work internally as well as with our customers to continue our product development efforts. For the Golden-i products we develop software using both internal and external resources. For fiscal years 2012, 2011 and 2010 we incurred total research and development expenses of $14.3 million, $16.6 million and $13.2 million, respectively. Included in total research and development expenses are our internal development programs for new Golden-i technology and display products, which were $12.1 million, $13.2 million and $11.0 million, respectively, for fiscal years 2012, 2011 and 2010.

Display Products

Our product development efforts are focused towards continually enhancing the resolution, performance and manufacturability of our display products. A principal focus of this effort is the improvement of manufacturing processes for very small active matrix pixels with our eight inch line, which we will use in succeeding generations of our display products. The pixel size of our current display products ranges from 6.8 to 15 microns. These pixel sizes are much smaller than a pixel size of approximately 100 microns in a typical laptop computer display. The resolutions of our current commercially available display products are 320 x 240, 432 x 240, 640 x 480, 854 x 480, 800 x 600, 1,024 x 768, 1,280 x 1,024 and 2,048 x 1,536 pixels. In addition, we have demonstrated 2,048 x 2,048 resolution displays in a 0.96-inch diagonal size. We are also working on further decreasing the power consumption of our display products. Additional display development efforts include expanding the resolutions offered, increasing the quantity of display's active matrix pixel arrays processed on each wafer by further reducing the display size, increasing the light throughput of our pixels, increasing manufacturing yields, and increasing the functionality of our HLA products.

Golden-i™ Products

Our Golden-i product development efforts are primarily focused on operating and application software development, noise cancellation, improving the optics in the display pod and reducing the size and power consumption of the unit.
Funded Research and Development

We have entered into various development contracts with agencies and prime contractors of the U.S. government. These contracts help support the continued development of our core technologies. We intend to continue to pursue U.S. government development contracts for applications that relate to our commercial and military product applications. Our contracts with U.S. government agencies and prime contractors to the U.S. government contain certain milestones relating to technology development and may be terminated by the government agencies prior to completion of funding. Our policy is to retain our proprietary rights with respect to the principal commercial applications of our technology. To the extent technology development has been funded by a U.S. federal agency, under applicable U.S. federal laws the federal agency has the right to obtain a non-exclusive, non-transferable, irrevocable, fully paid license to practice or have practiced this technology for governmental use. Revenues attributable to research and development contracts for fiscal years 2012, 2011 and 2010 totaled $3.3 million, $5.1 million and $3.2 million, respectively.
Competition
Display Products

The commercial display market is highly competitive and is currently dominated by large Asian-based electronics companies including AUO, LG Display, Samsung, Sharp, Seiko, and Sony. The display market consists of multiple segments, each focusing on different end-user applications applying different technologies. Competition in the display field is based on price and performance characteristics, product quality and the ability to deliver products in a timely fashion. The success of our display product offerings will also depend upon the adoption of our display products by consumers as an alternative to traditional active matrix LCDs and upon our ability to compete against other types of well-established display products and new emerging display products. Particularly significant is the consumer's willingness to use a near eye display device, a display viewed in a similar fashion as using a set of binoculars, as opposed to a direct view display which may be viewed from a distance of several inches to several feet. We cannot be certain that we will be able to compete against these companies and technologies, or that the consumer will accept the use of such eyewear in general or our form factor specifically.

There are also a number of active matrix LCD and alternative display technologies in development and production. These technologies include plasma, organic light emitting diode (OLEDs) and virtual retinal displays, some of which target the high performance small form factor display markets in which our military display products are sold. There are many large and small companies that manufacture or have in development products based on these technologies. Our display products will compete with other displays utilizing these and other competing display technologies.
Golden-i™ Products

The markets Golden-i products are targeted at currently use laptop computers, personal computers, tablets, ruggedized portable computers referred to as "tough books” and a variety of hand-held devices. This market is extremely competitive and is served by companies such as Panasonic, Toshiba, Dell, HTC, Hewlett Packard, Apple, Sony and Samsung.

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
Investments in Related Businesses

On January 11, 2011, we purchased 100% of the outstanding common stock of Forth Dimension Displays Ltd. (FDD) for approximately $11.0 million of cash. Commencing in the first quarter of 2011 we consolidated the financial results of FDD.

At December 29, 2012, we owned 78% of Kowon Technology Co. LTD (Kowon) located in South Korea. Kowon's revenues are principally denominated in U.S. dollars and its local expenses are principally denominated in South Korean won. In addition, Kowon holds U.S. dollars to pay certain expenses including purchases from Kopin. Accordingly, Kowon's operations are subject to exchange rate fluctuations. Subsequent to year end we increased our ownership interest in Kowon to 93% by purchasing stock from the minority shareholders for $3.7 million. We plan to close the Kowon facility in 2013.

We owned approximately 90% of Kopin Taiwan Corp's (KTC) on December 29, 2012. We consolidated the financial statements of KTC as part of our financial statements. On January 16, 2013, we completed the sale of our III-V product line, including our approximate 90% interest in KTC.

One of our Directors is chairman of KTC and owns approximately 1% of the outstanding common stock of KTC.

During the period ended March 31, 2012, we acquired a 25% interest in Ikanos Consulting, Ltd. (Ikanos), a private company, for $0.7 million. On July 10, 2012, we invested an additional $2.5 million, which increased our interest in Ikanos to 51%. We began consolidating Ikanos into our financial statements on July 1, 2012.

We have a 12% interest in KoBrite, and are accounting for our ownership interest using the equity method. We recorded equity losses from our investment in KoBrite of $0.6 million, $0.3 million and $0.6 million in fiscal years 2012, 2011 and 2010, respectively.

Subsequent to year end we acquired the assets of Aurisound, a private company, for approximately $1.8 million and in connection with the acquisition we offered employment to Aurisound's founder. Our employment offer, which was accepted, included the issuance of 400,000 share of our common stock. 100,000 shares were immediately vested and 300,000 shares will vest upon the achievement of certain milestones.

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
Employees

As of December 29, 2012, our consolidated business employed 301 full-time and 3 part-time individuals. Of these, 11 hold Ph.D. degrees in Material Science, Electrical Engineering or Physics. Our management and professional employees have significant prior experience in semiconductor materials, device transistor and display processing, manufacturing and other related technologies. None of our employees are covered by a collective bargaining agreement. We consider relations with our employees to be good.

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
Web Availability

We make available free of charge through our website, www.kopin.com, our annual reports on Form 10-K and other reports that we file with the Securities and Exchange Commission, as well as certain of our corporate governance policies, including the charters for the Board of Directors' audit, compensation and nominating and corporate governance committees and its code of ethics, corporate governance guidelines and whistleblower policy. We will also provide to any person without charge, upon request, a copy of any of the foregoing materials. Any such request must be made in writing to us, c/o Investor Relations, Kopin Corporation, 200 John Hancock Road, Taunton, MA 02780.
Executive Officers of the Registrant

The following sets forth certain information with regard to our executive officers as of March 4, 2013 (ages are as of December 29, 2012):

John C.C. Fan, age 69		Bor-Yeu Tsaur, age 57
•	President, Chief Executive Officer and Chairman	•	Executive Vice President—Display Operations
•	Founded Kopin in 1985	•	Joined Kopin in 1997

Richard A. Sneider, age 52		Michael Presz, age 59
•	Treasurer and Chief Financial Officer	•	Vice President—Government Programs and Special Projects
•	Joined Kopin 1998	•	Joined Kopin in 1994

Hong Choi, age 61
•	Vice President and Chief Technology Officer
•	Joined Kopin in 2000

Item 1A.	Risk Factors
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

We have experienced a history of losses and have a significant accumulated deficit.  Since inception, we have incurred significant net operating losses. In January 2013 we sold our III-V product line including our 90% interest in Kopin Taiwan Corporation (KTC). Our III-V product line accounted for 62.9%, 50.7%, and 51.7% of our fiscal year 2012, 2011 and 2010 revenues, respectively. As of December 29, 2012 we had an accumulated deficit of $143.0 million. We believe that our products are targeted towards markets that are still developing and our competitive strength is creating new technologies. Accordingly we believe it is important to continue to invest in research and development even during periods when we are not profitable. Our philosophy and strategies may result in our incurring losses from operations and negative cash flow.

The market segment for our Golden-i™ technology may not develop or may take longer to develop than we anticipate which may impact our ability to grow revenues. We have developed a head-worn, voice and gesture controlled, hands-free cloud computing reference design which includes our Golden-i technology. Golden-i technology is a combination of commercially available software, such as Microsoft Windows CE, voice activated software technologies, such as Nuance Dragon NaturallySpeaking, and operating software that we internally developed or acquired. The Golden-i reference design is a headset that incorporates the Golden-i technology and one of our displays. Our business model is to license the Golden-i technology with or without our reference design and also sell displays to customers. This technology platform is targeted for industrial, military and “prosumer” markets. The Golden-i technology is significantly dependent on software which we have little experience in developing, marketing or licensing. The market demand for Golden-i technology is dependent on our ability to collaborate with software developers who will write application software in order to create utility in our customer's products. If a market for Golden-i technology does not develop or we are unable to create and license the Golden-i technology we may be unable to grow Golden-i revenues which will adversely affect our expectation of our future revenue and results of operations. In January 2013, we sold our III-V product line including our 90% interest in Kopin Taiwan Corporation (KTC). Our III-V product line accounted for $58.8 million or 62.9% of our fiscal year 2012 revenues. As a result of the sale of our III-V product line, our success in commercializing our Golden-i technology is very important in our ability to achieve positive cash flow and profitability. If we are unable to commercialize our Golden-i technology we may not be able to increase revenues, achieve profitability or positive cash flow.

The markets in which we operate are highly competitive and rapidly changing and we may be unable to compete successfully. There are a number of companies that develop or may develop products that compete in our targeted markets. The individual markets in which we compete are highly competitive, and are rapidly changing. Some of our competitors are much larger than we are and have significantly greater financial, development and marketing resources than we do. The competition in these markets could adversely affect our operating results by reducing the volume of the products we license or the prices we can charge. These competitors may be able to respond more rapidly than we can to new or emerging technologies or changes in customer requirements. They may also devote greater resources to the development, promotion and sale of their products than we do.

Our success will depend substantially upon our ability to enhance our products and technologies and to develop and introduce, on a timely and cost-effective basis, new products and features that meet changing customer requirements and incorporate technological enhancements. If we are unable to develop new products and enhance functionalities or technologies to adapt to these changes, or if we are unable to realize synergies among our acquired products and technologies, our business will suffer.

Our Golden-i technology may not be widely accepted by the market.    Our success will in large part depend on the widespread adoption of the headset format of our Golden-i technology which utilizes one display. Customers may determine that the headset is not comfortable, weighs to much or the size and format of the display is too small.

The market for cloud-based applications may develop more slowly than we expect. Our success will depend, to some extent, on the willingness of businesses to accept cloud-based services for applications that they view as critical to the success of their business. Many companies have invested substantial effort and financial resources to integrate traditional enterprise software into their businesses and may be reluctant or unwilling to switch to a different application or to migrate these applications to cloud-based services. Other factors that may affect market acceptance of our application include:

•	the security capabilities, reliability and availability of cloud-based services;

•	our ability to implement upgrades and other changes to our software without disrupting our service;

•	the level of customization or configuration we offer; and

•	the price, performance and availability of competing products and services.

The market for these services may not develop further, or may develop more slowly than we expect, either of which would negatively affect our ability to grow revenues, achieve profitability and generate positive cash flow.

We may not be successful in protecting our intellectual property and proprietary rights and we may incur substantial costs in defending our intellectual property.    Our success depends in part on our ability to protect our intellectual property and proprietary rights. An important part of our strategy to achieve revenue growth, profitability and positive cash flow is licensing the Golden-i technology. We have obtained certain domestic and foreign patents and we intend to continue to seek patents on our inventions when appropriate. We also attempt to protect our proprietary information with contractual arrangements and under trade secret laws. Our employees and consultants generally enter into agreements containing provisions with respect to confidentiality and the assignment of rights to inventions made by them while in our employ. These measures may not adequately protect our intellectual and proprietary rights. Existing trade secret, trademark and copyright laws afford only limited protection and our patents could be invalidated or circumvented. Moreover, the laws of certain foreign countries in which our products are or may be manufactured or sold may not fully protect our intellectual property rights. Misappropriation of our technology and the costs of defending our intellectual property rights from misappropriation could substantially impair our business. If we are unable to protect our intellectual property and proprietary rights, our business may not be successful and the value of investors' investment in us may decline.

Our products could infringe on the intellectual property rights of others.    Companies in software generation and the display industries steadfastly pursue and protect intellectual property rights. This has resulted in considerable and costly litigation to determine the validity of patents and claims by third parties of infringement of patents or other intellectual property. Our products could be found to infringe on the intellectual property rights of others. Other companies may hold or obtain patents or inventions or other proprietary rights in technology necessary for our business. Periodically companies inquire about our products and technology in their attempts to assess whether we violate their intellectual property rights. If we are forced to defend against infringement claims, we may face costly litigation, diversion of technical and management personnel, and product shipment delays, even if the allegations of infringement are unwarranted. If there is a successful claim of infringement against us and we are unable to develop non-infringing technology or license the infringed or similar technology on a timely basis, or if we are required to cease using one or more of our business or product names due to a successful trademark infringement claim against us, our business could be adversely affected.

We license intellectual property rights of others.    Included in our Golden-i technology is commercially available software which we license from other companies. We may violate the terms of a license which could result in our license being canceled. The companies may decide to stop supporting the software we license or new versions of the software may not be compatible with our software which would require us to rewrite our software which we may not be able to do. The license fees we pay may be increased which would negatively affect our ability to achieve profitability and positive cash flow. If we are unable to obtain and or maintain existing software license relationships our ability to grow revenue and achieve profitability and positive cash flow may be negative affected.

Our Golden-i technology incorporates software that we license from other companies (Licensor) that require Golden-i enabled products to access the Licensor's data centers and interruptions or delays in service from data center hosting facilities could impair our customer's products. Any damage to, or failure of, the systems of our Licensor generally could result in interruptions in service to our customers. Interruptions in service to our customers may reduce our revenue, cause us to issue credits or pay penalties, cause customers to terminate their contracts and reduce our ability to attract new customers.

Our revenues and cash flows could be negatively affected if sales of our Display products for military applications significantly decline.    A significant portion of our fiscal year 2013 revenues and cash flow are expected to come from sales of military products. The U.S. federal government has incurred and is expected to continue to incur large federal budget deficits and the U.S. federal government has stated its intention to reduce spending on military programs, including the so-called federal sequestration that went into effect on March 1, 2013. In addition the majority of our sales to the U.S. military have been for the Thermal Weapon Sight (TWS) program and we expect that sales of our displays into the TWS program will decline significantly in 2013. Accordingly our ability to generate revenues and cash flow from sales to the U.S. military is dependent on our displays being qualified in new U.S. military programs and the U.S. military funding these new programs. If we are unable to be qualified into new U.S. military programs or these programs are not funded our ability to generate revenues, achieve profitability and positive cash flow will be negatively impacted.

Disruptions of our production of our Display products would adversely affect our operating results.    If we were to experience any significant disruption in the operation of our facilities, we would be unable to supply our display products to our customers. In 2011, we experienced several power outages at our facilities which ranged in duration from one to four days. Additionally, as we introduce new equipment into our manufacturing processes, our display products could be subject to especially wide variations in manufacturing yields and efficiency. We may experience manufacturing problems that would result in delays in product introduction and delivery or yield fluctuations. We are also subject to the risks associated with the shortage of raw materials used in the manufacture of our products.

Our ability to manufacture and distribute our Display products would be severely limited if the foundries that we rely on to manufacture integrated circuits for our Display products fail to provide those services.    We depend on a Taiwanese foundry and a Korean foundry for the fabrication of integrated circuits for our display products. We have no long-term contracts with either of these two companies. These two companies use different methods to manufacture the integrated circuits and a shortage at one company cannot necessarily be supplied by the other company. One of the companies entered and exited bankruptcy in 2009. If either company were to terminate its arrangement with us or become unable to provide the required capacity and quality on a timely basis, we may not be able to manufacture and ship our display products or we may be forced to manufacture them in limited quantities until replacement foundry services can be obtained. Furthermore, we cannot assure investors that we would be able to establish alternative manufacturing and packaging relationships on acceptable terms.

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

Due to natural disasters such as earthquakes and typhoons that have occasionally occurred in Taiwan, many Taiwanese companies, including the Taiwanese foundry we use, have experienced related business interruptions. Our business could suffer significantly if either of the foundries we use had operations which were disrupted for an extended period of time, due to natural disaster, political unrest or financial instability. In addition, our display products are manufactured on 6-inch and 8-inch silicon wafers. We currently do not anticipate redesigning all of our displays made on 6-inch wafers so they can be manufactured on 8-inch wafers. Our current military products are primarily manufactured on 6-inch wafers. We cannot be assured that, if either the 6-inch or 8-inch manufacturing facilities we use were damaged, they would be restored, or that our foundry service providers will not discontinue the operation of their 6-inch manufacturing lines. If the 6-inch manufacturing lines were discontinued and the displays had to be redesigned we may need to have the displays re-qualified by our customers, which would adversely affect our business until such qualification is complete.

We depend on third parties to provide integrated circuit chip sets and other critical raw materials for use with our Display products.    We do not manufacture the integrated circuit chip sets which are used to electronically interface between our display products and our customer's products. Instead, we rely on third party independent contractors for these integrated circuit chip sets and other critical raw materials such as special glasses and chemicals. The critical raw materials, including the glasses and chemicals used in manufacturing the display products are used by other display manufacturers, many of which are much larger than us. In addition, our higher-level display assemblies, and other modules include lenses, backlights, printed circuit boards and other components, which we purchase from third party suppliers. Some of these third party contractors and suppliers are small companies with limited financial resources. In addition, relative to the commercial market, the military buys a small number of units which prevents us from qualifying and buying components economically from multiple vendors. If any of these third party contractors or suppliers were unable or unwilling to supply these integrated circuit chip sets or other critical raw materials to us, we would be unable to manufacture and sell our display products until a replacement supplier could be found. The U.S. military is expected to reduce its purchases which may result in lower demand for our products. Lower volume purchases may make it uneconomical for some of our suppliers to provide raw materials we need. We cannot assure investors that a replacement third party contractor or supplier could be found on reasonable terms or in a timely manner. Since 2008 some of the vendors we use have experienced liquidity problems and have had difficulty obtaining inventory financing. Any interruption in our ability to manufacture and distribute our display products could cause our display business to be unsuccessful and the value of investors' investment in us may decline.

Our customers who purchase display products for military applications typically incorporate our products into their products which are sold to the U.S. government under contracts. U.S. government contracts generally are not fully funded at inception and may be terminated or modified prior to completion, which could adversely affect our business.    Congress funds the vast majority of the federal budget on an annual basis, and Congress often does not provide agencies with all the money requested in their budget. Many of our customers' contracts cover multiple years and, as such, are not fully funded at contract award. If Congress or a U.S. government agency chooses to spend money on other programs, our customer contracts may be terminated for convenience. Federal laws, collectively called the Anti-Deficiency Act, prohibit involving the government in any obligation to pay money before funds have been appropriated for that purpose, unless otherwise allowed by law. Therefore, the Anti-Deficiency Act indirectly regulates how the agency awards our contracts and pays our invoices. Federal government contracts generally contain provisions, and are subject to laws and regulations, that provide the federal government rights and remedies not typically found in commercial contracts, including provisions permitting the federal government to, among other provisions: terminate our existing contracts; modify some of the terms and conditions in our existing contracts; subject the award to protest or challenge by competitors; suspend work under existing multiple year contracts and related delivery orders; and claim rights in technologies and systems invented, developed or produced by us.

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

Our competitors can provide integrated solutions which could result in reduced market share or impact our ability to grow.    Many portable consumer electronic devices, including camcorders and digital still cameras, have two displays for viewing images, an electronic viewfinder (EVF) and a flip-out or group view display. We only provide the display that is used as the electronic viewfinder. Our competitors may offer both EVF and flip-out displays and both displays may be run by the same interface electronics. A customer who buys our display is required to buy the flip-out display from another vendor who may compete with us. This may require our customer to purchase additional interface electronics to run our display. Our competitors may be able to offer a bundled solution of both displays and the interface electronics cheaper than the cost of buying our display and the other display and the interface electronics separately. If we are unable to offer displays with sufficient performance advantages over other displays to justify the additional cost of buying individual components versus a bundled solution or if our customers cannot procure cost efficient interface electronics to run our display products we may lose market share or be unable to grow our business which in turn would adversely affect our ability to maintain profitability.

Our Display products may not be widely accepted by the market.    Our success will in large part depend on the widespread adoption of the viewing format of our display products in multiple new applications. Our success also depends in part upon the widespread consumer acceptance of our customers' products. Our display products work best when used close to the eye, which may not be acceptable to consumers. In addition, our display products are not designed for a shared experience amongst multiple viewers at the same time. Potential customers may be reluctant to adopt our display products because of concerns surrounding perceived risks relating to:

•	The introduction of our display technology generally;

•	Consumer acceptance of our display products; and

•	The relative complexity, reliability, usefulness and cost-effectiveness of our display products compared to other display products available in the market or that may be developed by our competitors.

In addition, our customers may be reluctant to rely upon a relatively small company like us for a critical component. We cannot assure investors that prospective customers will adopt our display products or that consumers will accept our display products in future applications. If we fail to achieve market acceptance of our display products, our business may not be successful and we may not be able to maintain profitability.

We generally do not have long-term contracts with our Display customers, which makes forecasting our revenues and operating results difficult.    We generally do not enter into long-term agreements with our commercial display customers obligating them to purchase our products. Our business is characterized by short-term purchase orders and shipment schedules and we generally permit orders to be canceled or rescheduled before shipment without significant penalty. As a result, our customers may cease purchasing our products at any time, which makes forecasting our revenues difficult. In addition, due to the absence of substantial non-cancelable backlog, we typically plan our production and inventory levels based on internal forecasts of customer demand, which are highly unpredictable and can fluctuate substantially. Our operating results are difficult to forecast because we are continuing to invest in capital equipment and increasing our operating expenses for new product development. If we fail to accurately forecast our revenues and operating results, our business may not be successful and the value of investors' investment in us may decline.

If we fail to keep pace with changing technologies, we may lose customers.    Rapidly changing customer requirements, evolving technologies and industry standards characterize the display industries. To achieve our goals, we need to enhance our existing products and develop and market new products that keep pace with continuing changes in industry standards, requirements and customer preferences. If we cannot keep pace with these changes, our business could suffer.

If our security systems are penetrated and confidential and or proprietary information were taken we could be subject to fines, law suits and loss of customers.    We rely on our electronic information systems to perform the routine transactions to run our business. We transact business over the internet with customers, vendors and our subsidiaries. We have implemented security measures to protect unauthorized access to this information. We have also implemented security policies which limit access via the internet from the company to the outside world based on the individual's position in the company. We routinely receive security patches for the software we use from the software providers. Our primary concerns are inappropriate access to personnel information, information covered under the International Traffic in Arms Regulation, product designs and manufacturing information, financial information and our intellectual property, trade secrets and know-how. If our security systems are penetrated and confidential and or proprietary information where taken we could be subject to fines, law suites and loss of customers.

We may have to record additional intangible assets and/or goodwill impairment losses.    In fiscal year 2011 we recorded an intangible asset impairment charge of $2.0 million and in 2012 and 2011 we recorded a goodwill impairment charge totaling $1.7 million and $3.0 million, respectively, all related to our acquisition of Forth Dimension Displays. During 2012, we recorded $0.7 million of goodwill and $0.6 million in intangible assets related to Ikanos. We may have to record additional intangible asset or goodwill write downs if Forth Dimension Displays or Ikanos does not achieve the operating results we expect, which will negatively affect our profitability.

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

Fluctuations in operating results make financial forecasting difficult and could adversely affect the price of our common stock.    Our quarterly and annual revenues and operating results may fluctuate significantly for several reasons, including:

•	The timing and successful introduction of additional manufacturing capacity;

•	The timing of the initial selection of our Golden-i technology and display products as component in our customers' new products;

•	Availability of interface electronics for our display products;

•	Competitive pressures on selling prices of our products;

•	The timing and cancellation of customer orders;

•	Our ability to introduce new products and technologies on a timely basis;

•	Our ability to successfully reduce costs;

•	The cancellation of U.S. government contracts; and

•	Our ability to secure agreements from our major customers for the purchase of our products.

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
•Fines; and
•Suspension or debarment from doing business with federal government agencies.

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

We may be unable to modify our products to meet regulatory or customer requirements.    From time to time our display products are subject to new domestic and international requirements such as the European Union's Restriction on Hazardous Substances (RoHS) Directive. If we are unable to comply with these regulations we may not be permitted to ship our products, which would adversely affect our revenue and ability to maintain profitability.

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

In addition, due to the level of technical and marketing expertise necessary to support our existing and new customers, our success will depend upon our ability to attract and retain highly skilled management, technical, and sales and marketing personnel. Competition for highly skilled personnel is intense and there may be only a limited number of persons with the requisite skills to serve in these positions. If the display markets experience an upturn, we may need to increase our workforce. Due to the competitive nature of the labor markets in which we operate, we may be unsuccessful in attracting and retaining these personnel. Our inability to attract and retain key personnel could adversely affect our ability to develop and manufacture our products.

We may pursue acquisitions and investments that could adversely affect our business.    In the past we have made, and in the future we may make, acquisitions of, and investments in, businesses, products and technologies that could complement or expand our business. If we identify an acquisition candidate, we may not be able to successfully negotiate or finance the acquisition or integrate the acquired businesses, products or technologies into our existing business and products. Future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities, amortization expenses and write-downs of acquired assets. In 2012 and 2011 we acquired 51% of the outstanding shares of Ikanos Consulting Ltd. and 100% of the outstanding shares of Forth Dimension Displays Ltd. (FDD), respectively. If we are unable to operate Ikanos and FDD profitably, our results of operations will be negatively affected.

Investors should not expect to receive dividends from us.    We have not paid cash dividends in the past however in the future we may determine it is in the best interest of the shareholders do so. Historically our earnings, if any, have been retained for the development of our businesses.

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
We lease our 74,000 square foot CyberDisplay production facility in Westborough, Massachusetts, of which 10,000 square feet is contiguous environmentally controlled production clean rooms operated between Class 10 and Class 1,000 levels. The lease expires in 2023. In addition to our Massachusetts facility, we lease a 5,800 square foot design facility in Scotts Valley, California for developing prototypes of products incorporating our CyberDisplay product. This facility’s lease expires in October 2013.
Our subsidiary, Kowon Technology Co., LTD, (Kowon) owns two adjacent facilities in Kyungii-Do, South Korea, in which it manufactures its products and in which its corporate headquarters are located. These facilities occupy an aggregate of 28,000 square feet. The Kowon facilities will be closed in 2013. Forth Dimension Displays, our subsidiary in Scotland, leases 20,000 square feet in Dalgety Bay. This facility’s lease expires in 2013. Ikanos Consulting, Ltd., our subsidiary in the United Kingdom, leases two properties which occupy an aggregate of 7,000 square feet. These leases expire in 2016 and 2017.
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

	High	Low
Fiscal Year Ended December 29, 2012
First Quarter	$4.08	$3.30
Second Quarter	4.05	3.06
Third Quarter	3.86	3.23
Fourth Quarter	3.87	2.94
Fiscal Year Ended December 31, 2011
First Quarter	$4.40	$3.97
Second Quarter	5.22	4.29
Third Quarter	4.85	3.31
Fourth Quarter	4.24	3.07
As of February 19, 2013, there were approximately 449 stockholders of record of our common stock, which does not reflect those shares held beneficially or those shares held in “street” name.
In the past three years we have not sold any securities which were not registered under the Securities Act.
We have not paid cash dividends in the past, nor do we expect to pay cash dividends for the foreseeable future. We anticipate that earnings, if any, will be retained for the development of our businesses.
Equity Compensation Plan Information
The following table sets forth information as of December 29, 2012 about shares of the Company’s common stock issuable upon exercise of outstanding options, warrants and rights and available for issuance under our existing equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)
Total equity compensation plans approved by security holders (1)	983,680	$5.26	2,070,249	(2)

(1)	Consists of the 2001 Equity Incentive Plan and the 2010 Equity Incentive Plan.

(2)	Shares available under the 2010 Equity Incentive Plan.

Company Stock Performance
The following graph shows a five-year comparison of cumulative total shareholder return for the Company, the NASDAQ Stock Market and the S&P 500 Information Technology index. The graph assumes $100 was invested in each of the Company’s common stock, the NASDAQ Stock Market and the S&P 500 Information Technology index on December 29, 2007. Data points on the graph are annual. Note that historical price performance is not necessarily indicative of future performance.

Kopin Corporation
S&P 500 Information Technology Index
Nasdaq Stock Market - U.S. Index
Issuer Purchase of Equity Securities
None
+

Item 6.	Selected Financial Data
This information should be read in conjunction with our consolidated financial statements and notes thereto, and our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Form 10-K. We have revised the prior period amounts for the impact of the sale of the III-V product line, which is reflected as discontinued operations.

	Fiscal Year Ended
	2012	2011	2010	2009	2008
	(in thousands, except per share data)
Statement of Operations Data:
Revenues:
Net product revenues	$31,299	$59,509	$54,969	$62,512	$61,349
Research and development revenues	3,343	5,150	3,172	5,691	6,446
Total revenues	34,642	64,659	58,141	68,203	67,795
Expenses:
Cost of product revenues	22,042	34,659	35,597	39,003	39,536
Research and development—funded programs	2,178	3,341	2,175	3,060	4,890
Research and development—internal	12,121	13,218	10,972	8,295	8,131
Selling, general and administrative	17,166	15,991	12,322	13,047	14,101
Impairment of intangible assets and goodwill	1,705	5,000	—	—	—

	55,212	72,209	61,066	63,405	66,658
(Loss) income from operations	(20,570)	(7,550)	(2,925)	4,798	1,137
Other income and expense:
Interest income	1,126	1,291	1,978	2,053	3,160
Other income and (expense), net	174	143	(31)	464	49
Foreign currency transaction (losses) gains	(1,032)	10	(304)	(942)	2,296
Impairment of investment in Kenet	—	—	—	—	(2,691)
Loss on remeasurement of investment in Ikanos	(558)	—	—	—	—
Other-than-temporary impairment of marketable debt securities	—	(151)	—	(927)	(1,252)
Other-than-temporary impairment of Micrel common stock	—	—	—	—	(224)
Gain on sales of investments	856	369	2,598	—	—
Gain on sales of patents	—	156	770	6,324	—
	566	1,818	5,011	6,972	1,338
(Loss) income before (provision) benefit for income taxes, equity losses in unconsolidated affiliates and net loss (income) of noncontrolling interest	(20,004)	(5,732)	2,086	11,770	2,475
Tax (provision) benefit	(1,099)	—	54	(690)	(792)
(Loss) income before equity losses in unconsolidated affiliates and net loss (income) of noncontrolling interest	(21,103)	(5,732)	2,140	11,080	1,683
Equity losses in unconsolidated affiliates	(680)	(297)	(600)	(341)	(1,081)
(Loss) income from continuing operations	$(21,783)	$(6,029)	$1,540	$10,739	$602
Income from discontinued operations, net of tax	2,789	9,713	7,300	8,436	2,667
Net (loss) income	(18,994)	3,684	8,840	19,175	3,269
Net loss (income) attributable to the noncontrolling interest	632	(605)	(11)	268	(683)
Net (loss) income attributable to the controlling interest	$(18,362)	$3,079	$8,829	$19,443	$2,586
Net (loss) income per share:
Basic:
Continuing operations	$(0.33)	$(0.10)	$0.02	$0.16	$0.01
Discontinued operations	0.04	0.15	0.12	0.13	0.04
Net (loss) income per share:	$(0.29)	$0.05	$0.14	$0.29	$0.05
Diluted:
Continuing operations	$(0.33)	$(0.10)	$0.02	$0.16	$0.01
Discontinued operations	0.04	0.15	0.11	0.13	0.04
Net (loss) income per share:	$(0.29)	$0.05	$0.13	$0.29	$0.05
Weighted average number of common shares outstanding:
Basic	63,618	64,406	66,020	66,850	67,876
Diluted	63,618	65,234	66,712	67,458	68,164

	Fiscal Year Ended
	2012	2011	2010	2009	2008
Balance Sheet Data:
Cash and cash equivalents and marketable debt securities	$92,485	$105,419	$110,947	$114,547	$100,016
Working capital	106,791	123,257	132,098	134,198	116,841
Total assets	176,209	193,872	192,096	183,224	159,677
Long-term obligations	946	1,296	945	903	867
Total stockholders’ equity	155,086	170,097	170,625	164,302	141,394

DISCUSSION REGARDING THE USE OF NON-GAAP FINANCIAL MEASURES
The following contains revenue disclosures which have not been calculated in accordance with United States Generally Accepted Accounting Principles (GAAP). We are disclosing non-GAAP revenue in order to enable investors to reconcile the guidance that management provided during fiscal year 2012 and historical results which included revenues from our III-V product line with GAAP revenues which exclude revenues from our III-V product line that are included in discontinued operations in the consolidated statement of operations.

The non-GAAP financial measures presented in the table below should not be considered in isolation and are not an alternative for the respective GAAP financial measure that is most directly comparable to each such non-GAAP financial measure. Investors are cautioned against placing undue reliance on these non-GAAP financial measures and are urged to review and consider carefully the adjustments made by management to the most directly comparable GAAP financial measures to arrive at these non-GAAP financial measures. Non-GAAP financial measures may have limited value as analytical tools because they may exclude certain factors that some investors consider important in evaluating operating performance or ongoing business. Further, non-GAAP financial measures are likely to have limited value for purposes of drawing comparisons between companies because different companies may calculate similarly titled non-GAAP financial measures in different ways because non-GAAP measures are not based on any comprehensive set of accounting rules or principles.

Fiscal year ended:	2012	2011
GAAP revenue	$34,642	$64,659
III-V revenue	58,795	66,486
Non-GAAP total	$93,437	$131,145

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
The prior period amounts have been revised for the impact of discontinued operations due to the expected sale of our III-V product line, including our KTC subsidiary. Our financial results for prior periods have also been revised, in accordance with GAAP, to reflect certain changes to the business and other matters.

We believe the following critical accounting policies are most affected by our more significant judgments and estimates used in the preparation of our consolidated financial statements:
Revenue Recognition
We recognize revenue if four basic criteria have been met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred and services rendered; (3) the price to the buyer is fixed or determinable; and (4) collectability is reasonably assured. We do not recognize revenue for products prior to customer acceptance unless we believe the product meets all customer specifications and has a history of consistently achieving customer acceptance of the product. Provisions for product returns and allowances are recorded in the same period as the related revenues. We analyze historical returns, current economic trends and changes in customer demand and acceptance of product when evaluating the adequacy of sales returns and other allowances. Certain product sales are made to distributors under agreements allowing for a limited right of return on unsold products. Sales to distributors are primarily made for sales to the distributors' customers and not for stocking of inventory. We delay revenue recognition for our estimate of distributor claims of right of return on unsold products based upon our historical experience with our products and specific analysis of amounts subject to return based upon discussions with our distributors or their customers.
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
Inventory

We provide a reserve for estimated obsolete or unmarketable inventory based on assumptions about future demand and market conditions and our production plans. Inventories that are obsolete or slow moving are generally fully reserved (representing the estimated net realizable value) as such information becomes available. Our display products are manufactured based upon production plans whose critical assumptions include non-binding demand forecasts provided by our customers, lead times for raw materials, lead times for wafer foundries to perform circuit processing and yields. If a customer were to cancel an order or actual demand was lower than forecasted demand, we may not be able to sell the excess display inventory and additional reserves would be required. If we were unable to sell the excess inventory, we would establish reserves to reduce the inventory to its estimated realizable value (generally zero).
Investment Valuation
At December 29, 2012 we held minority investments in Advance Wireless Semiconductor Company (AWSC) and WIN Semiconductor Corp. (WIN), publicly traded companies on the Taiwan stock exchange whose share prices have been, and may continue to be, highly volatile. We consider these investments to be “available for sale” and accordingly account for fluctuations in the value of these investments in accumulated other comprehensive income. The fair market values of AWSC and WIN were $1.8 million and $1.4 million, respectively, at December 29, 2012.
We periodically make equity investments in private companies, accounted for on the cost or equity method, whose values are difficult to determine. When assessing investments in private companies for an other-than-temporary decline in value, we consider such factors as, among other things, the share price from the investee's latest financing round, the performance of the investee in relation to its own operating targets and its business plan, the investee's revenue and cost trends, the liquidity and cash position, including its cash burn rate and market acceptance of the investee's products and services. Because these are private companies which we do not control we may not be able to obtain all of the information we would want in order to make a complete assessment of the investment on a timely basis. Accordingly, our estimates may be revised if other information becomes available at a later date.
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
Product Warranty
We generally sell products with a limited warranty of product quality and a limited indemnification of customers against intellectual property infringement claims related to our products. We accrue for known warranty and indemnification issues if a loss is probable and can be reasonably estimated. As of December 29, 2012, we had a warranty reserve of $0.7 million, which represents the estimated liabilities for warranty claims in process, potential warranty issues customers have notified us about and an estimate based on historical failure rates. For the fiscal years 2012, 2011 and 2010, our warranty claims and reversals were approximately $2.2 million, $1.4 million and $0.8 million, respectively. If our estimates for warranty claims are incorrect, our profits would be impacted.
Income Taxes
We have historically incurred domestic operating losses from both a financial reporting and tax return standpoint. We establish valuation allowances if it appears more likely than not that our deferred tax assets will not be realized. These judgments are based on our projections of taxable income and the amount and timing of our tax operating loss carryforwards and other deferred tax assets. Given our federal operating tax loss carryforwards, we do not expect to pay domestic federal taxes in the near term. It is possible that we could pay domestic alternative minimum taxes and state income taxes. We are also subject to foreign taxes from our Korean, Taiwan and U.K. subsidiary operations.
Our income tax provision is based on calculations and assumptions that will be subject to examination by tax authorities. Despite our history of operating losses there can be exposures for state taxes, federal alternative minimum taxes or foreign tax that may be due. We regularly assess the potential outcomes of these examinations and any future examinations for the current or prior years in determining the adequacy of our provision for income taxes. Should the actual results differ from our estimates, we would have to adjust the income tax provision in the period in which the facts that give rise to the revision become known. Such adjustment could have a material impact on our results of operations. We have historically established valuation allowances against all of our net deferred tax assets because of our history of generating operating losses and restrictions on the use of certain items. Our evaluation of the recoverability of deferred tax assets has also included analysis of the expiration dates of net operating loss carryforwards. In forming our conclusions as to whether the deferred tax assets are more likely than not to be realized we consider the sources of our income and the projected stability of those sources and product life cycles. Over the last three fiscal years a significant component of our income has been derived from sales of higher margin military products to the U.S. government. If , as expected, the U.S. government significantly reduces funding for these programs our results of operations will be adversely affected. In assessing our ability to realize our domestic deferred tax assets in the future, we consider the potential impact of the U.S. government's federal budget deficit on both the U.S. military programs in which we currently participate and those programs in which we anticipate participating in the future. A similar analysis is performed with respect to our foreign subsidiaries.
Stock Compensation
There were no stock options granted in fiscal years 2012, 2011 or 2010. The fair value of nonvested restricted common stock awards is generally the market value of the Company's equity shares on the date of grant. The nonvested common stock awards require the employee to fulfill certain obligations, including remaining employed by the Company for one, two or four years (the vesting period) and in certain cases meeting performance criteria. The performance criteria primarily consist of the achievement of the Company's annual incentive plan goals. For nonvested restricted common stock awards which solely require the recipient to remain employed with the Company, the stock compensation expense is amortized over the anticipated service period. For nonvested restricted common stock awards which require the achievement of performance criteria, the Company reviews the probability of achieving the performance goals on a periodic basis. If the Company determines that it is probable that the performance criteria will be achieved, the amount of compensation cost derived for the performance goal is amortized over the service period. If the performance criteria are not met, no compensation cost is recognized and any previously recognized compensation cost is reversed. The Company recognizes compensation costs on a straight-line basis over the requisite service period for time vested awards.
We have an award to the CEO which vests upon our stock price achieving a certain price for 10 consecutive business days. The compensation expense associated with this award was recognized over the derived service period.
Results of Operations
On January 16, 2013 (the Closing Date), we completed the sale of our III-V product line, including all of the outstanding equity interest in KTC Wireless, LLC, a wholly-owned subsidiary of the Company that held our investment in Kopin Taiwan Corporation (KTC), to IQE KC, LLC (IQE) and IQE plc (Parent, and collectively with IQE, the Buyer). Our III-V products primarily consisted of our Gallium Arsenide-based HBT transistor wafers and we referred to them as our “III-V” products because we used elements categorized on the III and V columns of the periodic table of elements to manufacture such products. The aggregate purchase price was approximately $75 million, subject to certain adjustments, including working capital adjustments and escrow. Of the total consideration, $55 million was paid to us as of the Closing Date and $5 million was placed in escrow pending a final determination of adjustments and working capital as of the Closing Date. The remaining $15 million will be paid to us on the third anniversary of the Closing Date. For the years ended December 29, 2012, December 31, 2011 and December 25, 2010 our III-V revenues were $58.8 million, $66.5 million and $62.2 million, respectively.
We are a leading developer and manufacturer of miniature displays and in 2012 increased our software development capabilities with investments in two companies. We use our proprietary semiconductor material technology to design, manufacture and market our display products for use in highly demanding high-resolution portable military, industrial and consumer electronic applications, training and simulation equipment and 3D metrology equipment. Our products enable our customers to develop and market an improved generation of products for these target applications.
We have two principal sources of revenues: product revenues and research and development revenues. Research and development revenues consist primarily of development contracts with agencies or prime contractors of the U.S. government. Research and development revenues were $3.3 million, or 9.6% of total 2012 revenues, $5.1 million, or 7.9% of total 2011 revenues and $3.2 million, or 5.5% of total 2010 revenues.
We manufacture transmissive microdisplays and reflective displays. In fiscal year 2012 the initial manufacturing steps for our commercial transmissive display were performed in our Westborough, Massachusetts, U.S.A. facility and then the back end packaging steps for our commercial transmissive display products were performed at our Korean subsidiary, Kowon. If the transmissive display was for a U.S. military application the entire display manufacturing process was performed in our Westborough, Massachusetts facility. Commencing in 2013 both commercial and military transmissive display production will be performed entirely in our Westborough, Massachusetts facility. Forth Dimension Displays (FDD), our wholly-owned subsidiary, manufactures our reflective microdisplays in its facility located in Scotland and it is a reportable segment.

Because our fiscal year ends on the last Saturday of December every seven years we have a fiscal year with 53 weeks. Our fiscal year 2012 was a 52 week year as compared to fiscal years 2011 which was 53 weeks and 2010 which was 52 weeks.
Fiscal Year 2012 Compared to Fiscal Year 2011
Revenues.    Our revenues, which include product sales and amounts earned from research and development contracts, for fiscal years 2012 and 2011, by category, were as follows:

Display Revenues by Category (in millions)	2012	2011
Military Applications	$19.6	$38.9
Consumer Electronic Applications and other	8.6	16.5
Eyewear Applications	3.0	4.0
Research & Development	3.4	5.2
Total	$34.6	$64.6
Sales of our products for military applications declined in 2012 because of reduced demand from the U.S. government. Based on recently proposed federal budgets and discussions with our customers, we expect our revenues from sales of defense related products to the U.S. government to decline approximately $8 million to $10 million in our 2013 fiscal year. Our military products have higher profit margins than our other display products and have been a significant contributor to our overall profitability for the past several years. The U.S. government is projected to incur large budget deficits for the near future and is expected to reduce spending on military programs as part of the solution to decrease these deficits.
The decrease in the Consumer Electronic Applications and other category is the result of a decrease in sales of our products for digital still cameras. Our ability to forecast our revenues in this category is very difficult as sales of our product ultimately depend on how successful our customers are in promoting their digital still camera models. There are many digital still camera models offered by a number of large consumer electronics companies and it is a very competitive product category. In addition we typically rebid to win this business each year. The decrease in Research and Development revenues is the result of a decrease in funding from the U.S. government. We are unable to predict the amount of funding for research and development by the U.S. government as it addresses its fiscal deficit issues.
In 2011, we began offering a headworn, voice and gesture controlled, hands-free cloud computing reference design that has an optical pod with a microdisplay which we refer to as Golden-i technology. Our plan is to license the Golden-i technology and sell the optical pod as a group or individually. The Golden-i technology encompasses a number of different technologies including but not limited to voice and gesture control, noise cancellation, and web browsing. Some of the technologies included in Golden-i we license from other companies. Customers may license only a subset of these technologies depending on whether they wish to develop a military, industrial or consumer product. We have entered into an agreement to license the Golden-i technology and know-how to a company that is developing an industrialized product which they announced in 2012 and anticipate offering in 2013. The license is exclusive for the industrial market; non-exclusive for certain other markets and prohibits sales to other markets. Under the terms of the license we will sell an optical pod which includes our display, optics and a back light. Sales of Golden-i technology enabled products in 2012 and 2011 were de minimis and were primarily to demonstrate the product concept. We do believe in successive years our ability to develop and expand the Golden-i technologies and to market and license the Golden-i technology will be important for our revenue growth and ability to achieve profitability. This is the first product that we have developed that has a significant software component. The markets the Golden-i technology can be used in already have a number of existing product offerings such as ruggedized lap-top computers and tablets. The companies that offer these products are significantly larger than we are. We expect to incur significant development and marketing costs in 2013 to commercialize the Golden-i technologies. We currently expect revenue of between $18 million and $22 million for fiscal year 2013, however our ability to forecast revenues derived from Golden-i technology which may significantly impact our results of operations is very limited. We currently expect to have a consolidated net loss in the range of $15 million to $19 million in 2013.
We have provided estimated 2013 revenue and net loss ranges in order for the investor to understand the impact of both the sale of our III-V product line and expected changes in our remaining business in 2013 as compared to 2012. However, we believe we have an opportunity to position ourselves in the growing wearable cloud computing market and therefore our primary focus in 2013 is on developing technology and products and establish relationships and not necessarily by achieving revenue, net loss or any other particular financial metric. Accordingly our 2013 net losses may exceed or current estimates.
There are a number of different display technologies which can produce displays in small form factors. We believe one of the benefits of our display technology is the ability to produce high-resolution displays in small form factors. The digital still camera market is mature and the majority of these devices use low-resolution display products which results in our having limited, if any, competitive advantage over our competitors and, therefore, the ability to sell displays into these markets is very price dependent. Accordingly, for us to maintain or increase display revenues with above average gross margins, we will need to increase sales to customers who buy our higher resolution display products, such as the military, or develop new categories, such as our Golden-i product.
International sales represented 27% and 24% of product revenues for fiscal years 2012 and 2011, respectively. Our international sales are primarily denominated in U.S. currency. Consequently, a strengthening of the U.S. dollar could increase the price in local currencies of our products in foreign markets and make our products relatively more expensive than competitors' products that are denominated in local currencies, leading to a reduction in sales or profitability in those foreign markets. In addition, our Korean subsidiary, Kowon, holds U.S. dollars in order to pay various expenses. As a result, our financial position and results of operations are subject to exchange rate fluctuation in transactional and functional currency. We have not taken any protective measures against exchange rate fluctuations, such as purchasing hedging instruments with respect to such fluctuations, because of the historically stable exchange rate between the Japanese yen, Korean won and the U.S. dollar.

Cost of Product Revenues.

	2012	2011
Cost of product revenues (in millions)	$22.0	$34.7
Cost of product revenues as a % of revenues	70.3%	58.2%
Cost of product revenues, which is comprised of materials, labor and manufacturing overhead related to the production of our products increased as a percentage of revenues in 2012 as compared to 2011 due to a decrease in the sale of our display products for military applications, normal price declines and lower unit sales of our display products. Military products historically have higher gross margins than commercial products.
Research and Development.    Research and development (R&D) expenses are incurred in support of internal display development programs or programs funded by agencies or prime contractors of the U.S. government and commercial partners. In fiscal year 2013 our R&D expenditures will be related to our display products and Golden-i technologies. R&D revenues associated with funded programs are presented separately in revenue in the statement of operations. Research and development costs include staffing, purchases of materials and laboratory supplies, circuit design costs, fabrication and packaging of display products, and overhead. For fiscal years 2012 and 2011 R&D expense was as follows (in millions):

Research and development expense	2012	2011
Funded	$2.2	$3.3
Internal	12.1	13.2
Total	$14.3	$16.5
R&D expense decreased in 2012 as compared to the prior year primarily because of decreases in government funded display activities and costs to develop display products partially offset by an increase in costs to develop the Golden-i technologies.
Selling, General and Administrative.    Selling, general and administrative (S,G&A) expenses consist of the expenses incurred by our sales and marketing personnel and related expenses, and administrative and general corporate expenses.

	2012	2011
Selling, general and administrative expense (in millions)	$17.2	$16.0
Selling, general and administrative expense as a % of revenues	49.6%	24.7%
The increase in S,G&A expenses in 2012 as compared to 2011 is primarily attributable to additional stock compensation expense.
Impairment.  On January 11, 2011, we purchased 100% of the outstanding common stock of FDD for approximately $11.0 million plus contingent consideration. In accounting for the acquisition of FDD, we allocated $4.3 million to identifiable intangible assets and $4.6 million to goodwill. The allocations were based on estimated cash flows as of the acquisition date. During fiscal year 2011 the actual operating results and cash flows generated by FDD were less than originally forecasted and at year end, using revised forecasts, we performed our annual review of intangible assets and goodwill. As a result of this review we recorded a non-cash charge of $5.0 million to write down the carrying value of the intangible assets and the goodwill to its implied fair market value based on projected discounted cash flows. The impairment of goodwill represented a 64%

decrease in its recorded value. As of June 30, 2012, we performed an interim impairment analysis of our finite-lived intangible assets and goodwill balance related to FDD, as FDD's actual results were less than originally forecast for the six-month period then ended. We performed our analysis of our finite-lived intangible assets based on a comparison of the undiscounted cash flows to the recorded carrying value of the intangible assets. As a result, there was no change in the carrying values of the finite-lived intangible assets, however, we recorded a non-cash charge of $1.7 million to write down the remaining carrying value of the goodwill to zero. No additional impairments were taken in 2012. FDD produces a very high resolution micro display for niche markets. The majority of its current and forecasted revenues are derived from a small group of customers (less than 10). In addition approximately 50% of FDD's forecasted sales over the next 10 years are dependent on relatively new customers. If FDD loses any of its significant customers, or the products which it is projecting to provide significant revenue in the future fail to meet expectations and are not complemented by other revenue sources, additional impairment charges may be necessary. The below table reports the activity during the year ended December 29, 2012.

(in millions)	Intangible Assets	Goodwill
Assets acquired with acquisition of FDD at January 11, 2011	$4.6	$4.6
Amortization	(0.7)	—
Impairment	(2.0)	(2.9)
As of December 31, 2011	$1.9	$1.7
Amortization	(0.3)	—
Impairment of goodwill	—	(1.7)
Foreign currency translation	0.1	—
As of December 29, 2012	$1.7	$—

Other Income and Expense.

(in millions)	2012	2011
Interest income	$1.1	$1.3
Other income and expense, net	0.2	0.1
Foreign currency transaction losses	(1.0)	—
Other-than-temporary impairment of marketable debt securities	—	(0.2)
Subtotal	0.3	1.2
Gain on sales of investments	0.9	0.4
Loss on investment in Ikanos	(0.6)
Gain on sales of patents	—	0.2
Other income and expense	$0.6	$1.8
Other income and expense, net, as shown above, is composed of interest income, foreign currency transactions and remeasurement gains and losses incurred by our Korean and United Kingdom subsidiaries, other-than-temporary impairment on marketable debt securities, gains on sales of investments and license fees. For 2012, we recorded $1.0 million of foreign currency losses as compared to $0 foreign currency gains for 2011. This was primarily attributable to increased fluctuations in the U.S. dollar and Korean won currency exchange rate. Other income and expense, net for 2011 also includes expense of $0.2 million to record an impairment of certain marketable debt securities which were deemed other-than-temporarily impaired.
As our marketable debt securities have matured we have been reinvesting in securities which, due to current interest rates, have lower yields than the securities which matured. Accordingly we anticipate that our interest income will decline in 2013.
We have entered into agreements to sell certain patents which we were not using. The total consideration the Company receives for the sale of the patents is a percentage of any sublicense fees, after expenses, the buyer receives. Under the agreements, in 2011 we sold patents that had a carrying value of $0 for $0.2 million. There is no additional consideration to be received for the patents sold. We continue to evaluate the patents in our portfolio for opportunities to monetize these assets.
Equity losses in unconsolidated affiliates.    Our equity losses in unconsolidated affiliates in 2012 consists of our approximate 12% share of the losses of KoBrite totaling $0.6 million, and our 25% share of the losses of Ikanos totaling $0.1 million. In July of 2012 we increased our investment in Ikanos to 51% and commenced consolidating Ikanos's results of operations into or results of operations. Our equity losses in unconsolidated affiliates in 2011 consist of our approximate 12% share of the losses of KoBrite totaling $0.3 million.
Tax provision.    The provision for income taxes for the fiscal year ended 2012 of $1.1 million represents withholding taxes related to closing our Korean facilities. For 2013 we expect to have taxes based on U.S. federal tax liabilities on federal alternative minimum tax rules and on our foreign operations. We also expect to have a state tax provision in 2013.
Net (income) loss attributable to noncontrolling interest.    During the three month period ended March 31, 2012 we acquired a 25% interest in Ikanos, for $0.7 million and in the three month period ended September 29, 2012, we purchased from Ikanos an additional 70,748 newly issued shares of its common stock for approximately $2.5 million. As a result of these transactions we own approximately 51% of the outstanding common stock of Ikanos. The remaining 49% is held by other investors and employees of Ikanos.
We also own approximately 78% of the equity of Kowon as of December 29, 2012. Net loss (income) attributable to the noncontrolling interest on the consolidated statement of operations represents the portion of the results of operations of Kowon and Ikanos which are allocated to the shareholders of the approximately 22% of Kowon and 49% of Ikanos not owned by us. The change in the net (income) loss attributable to the noncontrolling interest of our subsidiaries is as follows (in millions):

	2012	2011
Kowon	$0.3	$—
Ikanos	0.7	—
Total	$1.0	$—

Fiscal Year 2011 Compared to Fiscal Year 2010
Revenues.    Our revenues, which include product sales and amounts earned from research and development contracts, for fiscal years 2011 and 2010, by category, were as follows (in millions):

Display Revenues by Category (in millions)	2011	2010
Military Applications	$38.9	$40.0
Consumer Electronic Applications	16.5	10.9
Eyewear Applications	4.0	4.1
Research & Development	5.2	3.2
Total	$64.6	$58.2
Sales of our products for military applications declined in 2011 because of reduced demand from the U.S. government. Our military products have higher profit margins than our other display products and have been a significant contributor to our overall profitability for the pasts several years. The U.S. government is projected to incur large budget deficits for the near future and is expected to reduce spending on military programs as part of the solution to decrease these deficits. In addition an anticipated overall decline in military spending our military revenues may also decline because of a change in the U.S. government procurement process. We believe the U.S. military will evaluate competitors' products for the next thermal weapon sight program. This could result in our receiving a lower percentage of these total programs than we have historically and while we do not believe it is probable, it is possible we may not receive any award.
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
In 2011, we began offering a headworn, hands-free cloud computing product that has an optical pod with a microdisplay which we refer to as Golden-i. Sales of Golden-i in 2011 were de minimis and were primarily to demonstrate the product concept. We have entered into an agreement to license the Golden-i technology and know-how to a company that is developing an industrialized product which they announced in 2012 and anticipate offering in 2013. The license is exclusive for the industrial market; non-exclusive for certain other markets and prohibits sales to other markets. Under the terms of the license we will sell an optical pod which includes our display, optics and a back light. We do not believe revenue will be significant in 2012 from sales of these products but we do believe in successive years products such as this will be important for our revenue growth and ability to maintain profitability. This is the first product that we have developed that has a significant software component.
There are a number of different display technologies which can produce displays in small form factors. We believe one of the benefits of our display technology is the ability to produce high-resolution displays in small form factors. The digital still camera market is mature and the majority of these devices use low-resolution display products which results in our having limited, if any, competitive advantage over our competitors and, therefore, the ability to sell displays into these markets is very price dependent. Accordingly for us to maintain or increase display revenues with above average gross margins, we will need to increase sales to customers who buy our higher resolution display products, such as the military, or develop new categories, such as our Golden-i product.
International sales represented 24% and 22% of product revenues for fiscal years 2011 and 2010, respectively. The increase in international sales is primarily attributable to an increase in sales of our CyberDisplay products for digital still cameras. Our international sales are primarily denominated in U.S. currency. Consequently, a strengthening of the U.S. dollar could increase the price in local currencies of our products in foreign markets and make our products relatively more expensive than competitors' products that are denominated in local currencies, leading to a reduction in sales or profitability in those foreign markets. In addition, sales of our CyberDisplay products in Korea are transacted through our Korean subsidiary, Kowon Technology Co., LTD. Kowon's sales are primarily denominated in U.S. dollars. However, Kowon's local operating costs are primarily denominated in Korean won. Kowon also holds U.S. dollars in order to pay various expenses. As a result, our financial position and results of operations are subject to exchange rate fluctuation in transactional and functional currency. We have not taken any protective measures against exchange rate fluctuations, such as purchasing hedging instruments with respect to such fluctuations, because of the historically stable exchange rate between the Japanese yen, Korean won and the U.S. dollar.
Cost of Product Revenues.

	2011	2010
Cost of product revenues (in millions)	$34.7	$35.6
Cost of product revenues as a % of revenues	58.2%	64.8%
Cost of product revenues, which is comprised of materials, labor and manufacturing overhead related to the production of our products remained relatively consistent from 2010 to 2011 as a percentage of revenues. Our gross margin is affected by increases or decreases in the sales prices of our products, changes in raw material prices, unit volume of sales, manufacturing efficiencies and the mix of products sold. As discussed above our sales prices historically decline on an annual basis. Our overhead costs and, to a lesser extent, our labor costs are normally stable and do not fluctuate significantly during any twelve month period. We consider labor and overhead costs to be fixed in nature over the short term and therefore profitability is very dependent on the sales prices of our products and the volume of sales. Gross margins, as a percentage of sales, increased from 2010 to 2011 because of the increase in sales in 2011 by FDD, which has a higher gross margin as a percentage than our 2010 consolidated gross margin percentage.
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

Research and development expense	2011	2010
Funded	$3.3	$2.2
Internal	13.2	11.0
Total	$16.5	$13.2
R&D expense increased in 2011 as compared to the prior year primarily because of increases in cost to develop a new head-worn hands-free cloud computing display product.
Selling, General and Administrative.    Selling, general and administrative (S,G&A) expenses consist of the expenses incurred by our sales and marketing personnel and related expenses, and administrative and general corporate expenses.

	2011	2010
Selling, general and administrative expense (in millions)	$16.0	$12.3
Selling, general and administrative expense as a % of revenues	24.7%	21.2%
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
We issue restricted stock awards to either current employees as part of our annual incentive plan (incentive equity awards) or to current or prospective employees to remain with us or join us for at least a certain period of time (retention equity awards). The number of shares of our common stock that an employee will ultimately receive and the compensation expense that we will ultimately recognize under an incentive equity award is based on achieving certain financial milestones and or remaining with the Company for a specific period of time. In the case of retention equity awards, shares earned are solely a function of time employed. We filed a proxy statement on March 23, 2011 describing our 2010 Equity Incentive Plan, and we have also filed on behalf of certain officers and directors Form 4s with the Securities and Exchange Commission which detail the conditions under which our officers can earn the restricted stock awards. The 2011 proxy statement and Form 4s are available on our website www.kopin.com. In addition, as part of our Board of Director compensation in fiscal years 2011 and 2010, we issued a total of 60,000 shares of restricted stock each year to our board members representing annual grants for fiscal years 2011 and 2010. The equity awards to the Board of Directors vest 25% per year over the four years following the grant.
In connection with the issuance of the awards above, we recorded stock compensation expenses of $3.9 million and $2.6 million for fiscal years 2011 and 2010, respectively.
Impairment.    On January 11, 2011, we purchased 100% of the outstanding common stock of FDD for approximately $11.0 million plus contingent consideration. In accounting for the acquisition of FDD, we allocated $4.3 million to identifiable intangible assets and $4.6 million to goodwill. The allocations were based on estimated cash flows as of the acquisition date. Subsequent to the acquisition date and during fiscal 2011 the actual operating results and cash flows generated by FDD were less than originally forecasted and at year end using revised forecasts we performed our annual review of intangible assets and goodwill. As a result of this review we recorded a non-cash charge of $5.0 million to write down the carrying value of the intangible assets and the goodwill to its implied fair market value based on projected discounted cash flows. The impairment of goodwill represented a 64% decrease in its recorded value. FDD produces a very high resolution micro display for niche markets. The majority of its current and forecasted revenues are derived from a small group of customers (less than 10). In addition approximately 50% of FDD's forecasted sales over the next 10 years are dependent on relatively new customers. If FDD loses any of its significant customers, or the products which it is projecting to provide significant revenue in the future fail to meet expectations and are not complemented by other revenue sources, additional impairment charges may be necessary. The below table reports the activity during the year ended December 31, 2011.

(in millions)	Intangible Assets	Goodwill
Assets acquired with acquisition of FDD at Jan. 11, 2011	$4.6	$4.6
Amortization	(0.7)	—
Impairment	(2.0)	(2.9)
Foreign currency translation	—	—
As of December 31, 2011	$1.9	$1.7
Other Income and Expense.

(in millions)	2011	2010
Interest income	$1.3	$2.0
Other income and expense, net	0.1	—
Foreign currency transaction losses	—	(0.3)
Other-than-temporary Impairment of marketable debt securities	(0.2)	—
Subtotal	1.2	1.7
Gain on sales of investments	0.4	2.6
Gain on sales of patents	0.2	0.7
Other income and expense	$1.8	$5.0
Other income and expense, net, as shown above, is composed of interest income, foreign currency transactions and remeasurement gains and losses incurred by our Korean and United Kingdom subsidiaries, other-than-temporary impairment on marketable debt securities, gains on sales of investments and license fees. For 2011, we recorded $0 of foreign currency losses as compared to $0.3 million of foreign currency losses for 2010. This was primarily attributable to decreased fluctuations in the U.S. dollar and Korean won currency exchange rate. Other income and expense, net for 2011 also includes expense of $0.2 million to record an impairment of certain marketable debt securities which were deemed other-than-temporarily impaired.
As our marketable debt securities have matured we have been reinvesting in securities which, due to current interest rates, have lower yields than the securities which matured.
We have entered into agreements to sell certain patents which we were not using and that had a carrying value of $0. The total consideration we receive for the sale of the patents is a percentage of any sublicense fees, after expenses, the buyer receives. In 2011 and 2010 we sold certain additional patents we were no longer using for $0.2 million and $0.8 million, respectively. There is no additional consideration to be received for the patents sold. We continue to evaluate the patents in our portfolio for opportunities to monetize these assets.
Equity losses in unconsolidated affiliates.    Our equity losses in unconsolidated affiliates consists of our approximate 12% share of the losses of KoBrite totaling $0.3 million in 2011 and our approximate 19% share of the losses of KoBrite totaling $0.6 million in 2010.
Tax provision.    The provision for income taxes for the fiscal year ended 2010 represents alternative minimum taxes owed to U.S. federal and state taxing authorities of $0.1 million.
Net (income) loss attributable to noncontrolling interest.    We own approximately 78% of the equity of Kowon as of December 31, 2011. Net income attributable to the noncontrolling interest on the consolidated statement of operations represents the portion of the results of operations of Kowon which is allocated to the shareholders of the approximately 22% of Kowon not owned by us.
Liquidity and Capital Resources
As of December 29, 2012, we had cash and equivalents and marketable debt securities of $92.5 million and working capital of $106.8 million compared to $105.4 million and $123.3 million, respectively, as of December 31, 2011. The decrease in cash and equivalents and marketable securities was primarily due to cash provided by operating activities of approximately $3.8 million and proceeds from sales of investments of $0.9 million, which were offset by capital expenditures of $9.8 million, the acquisition of certain cost based investments for $2.2 million, repurchase of our common stock for $3.5 million and the net purchase of marketable debt securities and other assets of $2.5 million.
As of December 31, 2011, we had cash and equivalents and marketable debt securities of $105.4 million and working capital of $123.3 million compared to $111.0 million and $132.1 million, respectively, as of December 25, 2010. The decrease in cash and equivalents and marketable securities was primarily due to cash provided by operating activities of approximately $19.3 million and proceeds from sales of investments of $0.4 million, which were offset by capital expenditures of $7.3 million, the acquisition of FDD for $10.0 million, net of cash acquired, repurchase of our common stock for $4.4 million and the net purchase of marketable debt securities and other assets of $3.6 million.
Cash and marketable debt securities held in U.S. dollars at December 29, 2012 were:

Domestic	$77,345,784
Foreign	10,099,661
Subtotal cash and marketable debt securities	87,445,445
Cash and marketable debt securities held in other currencies and converted to U.S. dollars	5,039,904
Total cash and marketable debt securities	$92,485,349
We have no plans to repatriate the cash and marketable debt securities held in our foreign subsidiaries FDD and Ikanos and as such we have not recorded any deferred tax liability. In 2013, we expect the operations at our Korean facility, Kowon, to cease. Kowon has approximately $14.2 million of cash and marketable debt securities which we anticipate will eventually be remitted to the U.S. and accordingly we have recorded deferred tax liabilities associated with its unremitted earnings.
We have entered into a product development agreement under which we have agreed to fund up to a remaining $1.6 million of development expenses if certain milestones are achieved. As of December 29, 2012 the Company has paid $2.4 million under this agreement.
Included in the $1.2 million of Billings in excess of revenue earned on the consolidated balance sheet at December 29, 2012 is approximately $0.8 million which we received from the state of Massachusetts as an incentive to retain jobs in Massachusetts. We earn amounts under the agreement by meeting certain employment milestones each year and amounts not earned will be repaid to the state of Massachusetts at the end of the agreement in 2017. The agreement also contains repayment provisions which require us to repay certain amounts back to the state of Massachusetts if we fail to achieve certain employment milestones after years three and five of the agreement, or if we move certain parts of our operations out of the state. As a result of the sale of our III-V product line we do not anticipate earning any more amounts under the state grant agreement and we anticipate repaying the remaining amount to the state in 2013. During the year ended December 29, 2012 we repaid $1.1 million related to this state grant.
We lease facilities located in Westborough, Massachusetts, and Scotts Valley, California, under non-cancelable operating leases. The Westborough lease expires in 2023 and the Scotts Valley lease expires in 2013.
We lease a facility in Dalgety Bay, Scotland which expires in April 2013, and also lease two facilities in Nottingham, United Kingdom, which expire in 2016 and 2017.
We expect to expend between $2.0 and $3.0 million on capital expenditures over the next twelve months, primarily related to infrastructure changes resulting from the sale of our III-V product line and for the acquisition of equipment to support some of our cost based investments.
As of December 29, 2012, we had substantial tax loss carry-forwards, which may be used to offset future federal taxes due. We may record a tax provision in our financial statements but we may be able to offset some or all of the amounts that are payable with our tax loss carry-forwards. We may be subject to alternative minimum taxes, foreign taxes and state income taxes depending on our taxable income and sources of taxable income.
Historically we have financed our operations primarily through public and private placements of our equity securities. Over the past several years we have generated sufficient cash from operations to fund the business. We believe our available cash resources, including the proceeds from the sale of our III-V product line, will support our operations and capital needs for at least the next twelve months.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements.
Seasonality
Our revenues have not followed a seasonal pattern for the past two years and we do not anticipate any seasonal trend to our revenues in 2013.
Climate Change
We do not believe there is anything unique to our business which would result in climate change regulations having a disproportional effect on us as compared to U.S. industry overall.
Inflation

We do not believe our operations have been materially affected by inflation in the last three fiscal years.

Contractual Obligations
The following is a summary of our contractual payment obligations for operating leases as of December 29, 2012:

Contractual Obligations	Total	Less than 1 year	1-3 Years	3-5 years	More than 5 years
Operating Lease Obligations	$7,513,571	$971,826	$2,467,667	$1,944,745	$2,129,333

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
We invest our excess cash in high-quality U.S. government, government-backed (Fannie Mae, FDIC guaranteed bonds and certificates of deposit) and corporate debt instruments, which bear lower levels of relative risk. We believe that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations and cash flows should not be material to our cash flows or income. It is possible that interest rate movements would increase our unrecognized gain or loss on interest rate securities. Included in other assets are equity investments in Advanced Wireless Semiconductor Company (AWSC) and WIN Semiconductor Corp. (WIN) of approximately $1.8 million and $1.4 million, respectively, which are subject to changes in value because of either specific operating issues or overall changes in the stock market.

We are exposed to changes in foreign currency exchange rates primarily through our translation of our foreign subsidiary’s financial positions, results of operations, and transaction gains and losses as a result of non-U.S. dollar denominated cash flows related to business activities in Asia, and remeasurement of U.S. dollars to the functional currency of our foreign subsidiaries. We are also exposed to the effects of exchange rates in the purchase of certain raw materials whose price is in U.S. dollars but the price on future purchases is subject to change based on the relationship of the Japanese Yen to the U.S. dollar. We do not currently hedge our foreign currency exchange rate risk. We estimate that any market risk associated with our international operations is unlikely to have a material adverse effect on our business, financial condition or results of operation. Our portfolio of marketable debt securities is subject to interest rate risk although our intent is to hold securities until maturity. The credit rating of our investments may be affected by the underlying financial health of the guarantors of our investments. We use Silicon wafers but do not enter into forward or futures hedging contracts.

Item 8.	Financial Statements and Supplementary Data
The financial statements required by this Item are included in this Report on pages 42 through 72. Reference is made to Item 15 of this Report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We conducted an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (Disclosure Controls), as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 29, 2012. The controls evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Disclosure Controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s (SEC’s) rules and forms. Disclosure Controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our quarterly evaluation of Disclosure Controls includes an evaluation of some components of our internal control over financial reporting, and internal control over financial reporting is also separately evaluated on an annual basis for purposes of providing the management report which is set forth below.

Our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control Over Financial Reporting
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 29, 2012, based on the criteria outlined in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on their assessment, management concluded that, as of December 29, 2012, the Company’s internal control over financial reporting is effective based on those criteria.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Kopin Corporation
Taunton, Massachusetts
We have audited the internal control over financial reporting of Kopin Corporation and subsidiaries (the “Company”) as of December 29, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for their assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report On Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 29, 2012, of the Company and our report dated March 18, 2013 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the Company's sale of its III-V product line, including its investment in subsidiary Kopin Taiwan Corporation.
/s/ Deloitte & Touche LLP
Boston, Massachusetts
March 18, 2013

Item 9B.	Other Information
During the second quarter of 2012, the Company identified an error in the calculation of intercompany profit elimination in inventory for prior periods. While the Company believes the correction of this error is not material to its previously issued historical consolidated financial statements, the Company will restate, within this and future filings, certain balances within the previously reported historical consolidated financial statements to correct for the errors. See Note 1 to the accompanying consolidated financial statements for disclosure of the effect of this restatement on those financial statements.
The effects of this restatement on periods not presented in the accompanying consolidated financial statements, specifically for the three month period ended March 31, 2012, are as follows (in thousands):

	Three months ended March 31, 2012
	As previously reported	Corrections	Reclassifications from Discontinued Operations	As reclassified and restated
Cost of product revenues	$17,398	$562	$(10,811)	$7,149
Loss from operations	(2,377)	$(562)	(555)	(3,494)
Loss before provision for income taxes, and equity losses in unconsolidated affiliate and net (income) loss of noncontrolling interest	(1,432)	(562)	(464)	(2,458)
Tax provision	(468)	152	219	(97)
Loss before equity losses in unconsolidated affiliate and net (income) loss of noncontrolling interest	(1,900)	(410)	(246)	(2,556)
Net loss from continuing operations *	(2,056)	(410)	(246)	(2,712)
Net income from discontinued operations	—	—	246	246
Net (income) loss attributable to the noncontrolling interest	(152)	40	134	22
Net loss attributable to the controlling interest	(2,208)	(370)	(112)	(2,690)
Net loss per share:
Basic
Loss from continuing operations	$(0.03)	(0.01)	$—	$(0.04)
Income from discontinued operations	$—	$—	$—	$—
Diluted
Loss from continuing operations	$(0.03)	$(0.01)	$—	$(0.04)
Income from discontinued operations	$—	$—	$—	$—
Weighted average number of common shares:
Basic	64,225			64,225
Diluted	64,225			64,225
* In the prior year financial statement presentation, this line was titled net income (loss) as there were no discontinued operations.
This error resulted in an increase to net loss of ($0.4) million, and changes in inventory of $0.6 million and prepaid expenses and other current assets of ($0.2) million within condensed consolidated statement of cash flow for the three months ended March 31, 2012. The error did not result in any changes to net cash flows from operating, investing or financing activities.
This error resulted in a ($0.4) million increase in comprehensive loss and comprehensive loss attributable to the controlling interest for the three months ended March 31, 2012.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required under this item is incorporated herein by reference from our Proxy Statement relating to our 2013 Annual Meeting of Shareholders (the Proxy Statement). In addition to the disclosures made in our Proxy Statement and incorporated by reference herein, information with respect to executive officers required by this item is set forth in Part I of this Report.
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
The information required under this item is contained in our Proxy Statement and is incorporated herein by reference from the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated herein by reference from the Proxy Statement. Refer also to the equity compensation plan information set forth in Part II Item 5 of this Annual Report on Form 10-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated herein by reference from the Proxy Statement.

Item 14.	Principal Accounting Fees and Services
The information required by this item is incorporated herein by reference from the Proxy Statement.

Item 15.	Exhibits, Financial Statement Schedules
(1) Consolidated Financial Statements:

(2) Financial Statement Schedule:

Schedule II—Valuation and Qualifying Accounts	72
Schedules other than the one listed above have been omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements or the notes thereto.

(3) Exhibits

3.1	Amended and Restated Certificate of Incorporation	(2)
3.2	Amendment to Certificate of Incorporation	(5)
3.3	Amendment to Certificate of Incorporation	(5)
3.4	Fourth Amended and Restated By-laws	(8)
4	Specimen Certificate of Common Stock	(1)
10.1	Form of Employee Agreement with Respect to Inventions and Proprietary Information	(1)
10.2	Amended and Restated 1992 Stock Option Plan	(2)	*
10.3	1992 Stock Option Plan Amendment	(5)	*
10.4	1992 Stock Option Plan Amendment	(6)	*
10.5	Kopin Corporation 2001 Equity Incentive Plan	(7)	*
10.6	Kopin Corporation 2001 Equity Incentive Plan Amendment	(9)	*
10.7	Kopin Corporation 2001 Equity Incentive Plan Amendment	(10)	*
10.8	Kopin Corporation 2001 Equity Incentive Plan Amendment	(11)	*
10.9	Kopin Corporation 2001 Equity Incentive Plan Amendment	(13)	*
10.10	Kopin Corporation 2001 Supplemental Equity Incentive Plan	(6)	*
10.11	Form of Key Employee Stock Purchase Agreement	(1)	*
10.12	License Agreement by and between the Company and Massachusetts Institute of Technology dated April 22, 1985, as amended	(1)
10.13	Facility Lease, by and between the Company and Massachusetts Technology Park Corporation, dated October 15, 1993	(3)
10.14	Joint Venture Agreement, by and among the Company, Kowon Technology Co., Ltd., and Korean Investors, dated as of March 3, 1998	(4)
10.15	Seventh Amended and Restated Employment Agreement between the Company and Dr. John C.C. Fan, dated as of December 8, 2010	(16)
10.16	Kopin Corporation Form of Stock Option Agreement under 2001 and 2010 Equity Incentive Plans	(12)	*
10.17	Kopin Corporation 2001 and 2010 Equity Incentive Plan Form of Restricted Stock Purchase Agreement	(12)	*
10.18	Kopin Corporation Fiscal Year 2013 Incentive Bonus Plan	*
10.19	Kopin Corporation Stock Purchase Agreement of 19,572,468 shares of Kopin Taiwan Corporation, (KTC) common stock	(14)
10.20	Kopin Corporation 2010 Equity Incentive Plan	(15)
21.1	Subsidiaries of Kopin Corporation
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	**
32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	**
101
The following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text

______________

*	Management contract or compensatory plan required to be filed as an Exhibit to this Form 10-K.
**
This exhibit shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference in any filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filing.

(1)	Filed as an exhibit to Registration Statement on Form S-1, File No. 33-45853, and incorporated herein by reference.
(2)	Filed as an exhibit to Registration Statement on Form S-1, File No. 33-57450, and incorporated herein by reference.
(3)	Filed as an exhibit to Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference.
(4)	Filed as an exhibit to Annual Report on Form 10-Q for the quarterly period ended June 27, 1998 and incorporated herein by reference.
(5)	Filed as an exhibit to Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2000 and incorporated herein by reference.
(6)	Filed as an exhibit to Registration Statement on Form S-8, filed on November 13, 2011 and incorporated herein by reference.
(7)	Filed as an appendix to Proxy Statement filed on April 20, 2001 and incorporated herein by reference.
(8)	Filed as an exhibit to Current Report on Form 8-K filed on December 12, 2008 and incorporated herein by reference.
(9)	Filed as an exhibit to Registration Statement on Form S-8 filed on August 16, 2002 and incorporated herein by reference
(10)	Filed as an exhibit to Registration Statement on Form S-8 filed on March 15, 2004 and incorporated herein by reference.
(11)	Filed as an exhibit to Registration Statement on Form S-8 filed on May 10, 2004 and incorporated herein by reference.
(12)	Filed as an exhibit to Annual Report on Form 10-K for the fiscal year ended December 25, 2004 and incorporated herein by reference.
(13)	Filed as an exhibit to Registration Statement on Form S-8 filed on April 15, 2008 and incorporated herein by reference.
(14)	Filed as an exhibit to Annual Report on Form 10-K for the fiscal year ended December 26, 2009 and incorporated by reference herein.
(15)	Filed with the Corporation’s Definitive Proxy Statement on Schedule 14 filed as of March 17, 2010 and incorporated by reference herein.
(16)	Filed as an exhibit to Annual Report on Form 10-K for the fiscal year ended December 25, 2010 and incorporated by reference herein.

KOPIN CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Kopin Corporation
Taunton, Massachusetts
We have audited the accompanying consolidated balance sheets of Kopin Corporation and subsidiaries (the “Company”) as of December 29, 2012 and December 31, 2011, and the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows for each of the three years in the period ended December 29, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Kopin Corporation and subsidiaries as of December 29, 2012 and December 31, 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 29, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company sold its III-V product line, including its investment in subsidiary, Kopin Taiwan Corporation, on January 16, 2013. The results of the III-V product line are included in income from discontinued operations, net of tax, for all periods presented and assets and liabilities of the III-V product line are classified as held for sale as of December 29, 2012.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 29, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 18, 2013 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ Deloitte & Touche LLP
Boston, Massachusetts
March 18, 2013

KOPIN CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 29, 2012	December 31, 2011
ASSETS
Current assets:
Cash and equivalents	$27,135,387	$43,095,163
Marketable debt securities, at fair value	65,349,962	62,323,387
Accounts receivable, net of allowance of $311,000 and $513,000 in 2012 and 2011, respectively	5,254,549	16,510,851
Accounts receivable from unconsolidated affiliates	84,780	1,340,788
Unbilled receivables	178,036	36,115
Inventory	5,789,753	20,468,512
Prepaid taxes	683,032	667,760
Prepaid expenses and other current assets	917,841	1,294,368
Current assets held for sale	21,573,729	—
Total current assets	126,967,069	145,736,944
Property, plant and equipment, net	8,486,406	32,369,441
Deferred tax assets	—	4,201,627
Goodwill	684,789	1,664,457
Intangible assets, net	2,316,924	1,953,660
Other assets	8,607,882	7,946,087
Noncurrent assets held for sale	29,145,732	—
Total assets	$176,208,802	$193,872,216
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,121,324	$12,384,870
Accrued payroll and expenses	2,147,512	4,182,505
Accrued warranty	716,000	1,318,000
Billings in excess of revenue earned	1,220,395	2,467,461
Other accrued liabilities	2,563,797	2,126,954
Deferred tax liabilities	1,304,513	—
Current liabilities held for sale	7,102,895	—
Total current liabilities	20,176,436	22,479,790
Asset retirement obligations	322,477	1,295,670
Noncurrent liabilities held for sale	623,979	—
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $.01 per share: authorized, 3,000 shares; none issued	—	—
Common stock, par value $.01 per share: authorized, 120,000,000 shares; issued 75,979,695 shares in 2012 and 76,123,940 shares in 2011; outstanding 63,835,508 in 2012 and 64,361,491 in 2011	736,966	732,263
Additional paid-in capital	318,928,495	315,710,160
Treasury stock (9,861,139 and 8,864,767 shares in 2012 and 2011, respectively, at cost)	(34,450,978)	(30,995,449)
Accumulated other comprehensive income	6,512,792	4,146,024
Accumulated deficit	(142,993,595)	(124,631,665)
Total Kopin Corporation stockholders’ equity	148,733,680	164,961,333
Noncontrolling interest	6,352,230	5,135,423
Total stockholders’ equity	155,085,910	170,096,756
Total liabilities and stockholders’ equity	$176,208,802	$193,872,216
See Accompanying Notes to Consolidated Financial Statements.

KOPIN CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

Fiscal year ended	2012	2011	2010
Revenues:
Net product revenues	$31,298,419	$59,508,959	$54,969,470
Research and development revenues	3,343,441	5,149,644	3,172,162
	34,641,860	64,658,603	58,141,632
Expenses:
Cost of product revenues	22,041,953	34,659,020	35,597,031
Research and development-funded programs	2,178,472	3,341,075	2,175,481
Research and development-internal	12,121,689	13,218,018	10,972,030
Selling, general and administrative	17,165,870	15,990,881	12,321,609
Impairment of intangible assets and goodwill	1,704,770	4,999,512	—
	55,212,754	72,208,506	61,066,151
Loss from operations	(20,570,894)	(7,549,903)	(2,924,519)
Other income and expense:
Interest income	1,126,344	1,291,591	1,977,691
Other income and (expense), net	173,829	142,948	(30,219)
Foreign currency transaction (losses) gains	(1,032,588)	9,672	(304,127)
Gain on sales of investments	856,170	368,641	2,597,505
Loss on investment in Ikanos	(557,594)	—	—
Other-than-temporary impairment of marketable debt securities	—	(150,644)	—
Gain on sales of patents	—	155,658	769,797
	566,161	1,817,866	5,010,647
(Loss) income from continuing operations before (provision) benefit for income taxes, and equity loss in unconsolidated affiliate and net loss (income) of noncontrolling interest	(20,004,733)	(5,732,037)	2,086,128
Tax (provision) benefit	(1,099,000)	—	54,000
(Loss) income before equity loss in unconsolidated affiliate and net loss (income) of noncontrolling interest	(21,103,733)	(5,732,037)	2,140,128
Equity loss in unconsolidated affiliate	(679,587)	(296,451)	(600,299)
(Loss) income from continuing operations	(21,783,320)	(6,028,488)	1,539,829
Income from discontinued operations, net of tax	2,789,048	9,713,059	7,299,717
Net (loss) income	$(18,994,272)	$3,684,571	$8,839,546
Net loss (income) attributable to the noncontrolling interest	632,342	(605,207)	(10,225)
Net (loss) income attributable to the controlling interest	$(18,361,930)	$3,079,364	$8,829,321
Net (loss) income per share:
Basic:
Continuing operations	$(0.33)	$(0.10)	$0.02
Discontinued operations	0.04	0.15	0.12
Net (loss) income per share	$(0.29)	$0.05	$0.14
Diluted:
Continuing operations	$(0.33)	$(0.10)	$0.02
Discontinued operations	0.04	0.15	0.11
Net (loss) income per share	$(0.29)	$0.05	$0.13
Weighted average number of common shares outstanding:
Basic	63,617,680	64,405,776	66,019,847
Diluted	63,617,680	65,234,212	66,711,501
See Accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

Fiscal years ended	2012	2011	2010
Net (loss) income	$(18,994,272)	$3,684,571	$8,839,546
Other comprehensive income (loss):
Foreign currency translation adjustments	2,687,344	(1,368,829)	2,216,793
Unrealized holding gain (loss) on marketable securities	730,967	(260,502)	1,274,580
Reclassifications of gains in net (loss) income	(586,433)	(457,808)	(1,732,568)
Other comprehensive income (loss)	$2,831,878	$(2,087,139)	$1,758,805
Comprehensive (loss) income	(16,162,394)	1,597,432	10,598,351
Comprehensive gain (loss) attributable to the noncontrolling interest	167,232	(357,389)	(340,498)
Comprehensive (loss) income attributable to the controlling interest	$(15,995,162)	$1,240,043	$10,257,853

See Accompanying Notes to Consolidated Financial Statements.

KOPIN CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Kopin Corporation Stockholders’ Equity	Noncontrolling interest	Total Stockholders’ Equity
	Shares	Amount
Balance December 26, 2009	72,267,842	$722,678	$311,299,712	$(19,852,316)	$4,556,813	$(136,540,351)	$160,186,536	$4,115,754	$164,302,290
Exercise of stock options	9,665	97	36,147	—	—	—	36,244	—	36,244
Vesting of restricted stock	419,838	4,198	(4,198)	—	—	—	—	—	—
Stock based compensation expense	—	—	2,583,728	—	—	—	2,583,728	—	2,583,728
Other comprehensive income	—	—	—	—	1,428,532	—	1,428,532	330,273	1,758,805
Acquisition of KTC equity interest	—	—	(72,882)	—	—	—	(72,882)	321,782	248,900
Restricted stock for tax withholding obligations	(126,510)	(1,265)	(530,618)	—	—	—	(531,883)	—	(531,883)
Treasury stock purchase	—	—	—	(6,728,507)	—	—	(6,728,507)	—	(6,728,507)
Net income	—	—	—	—	—	8,829,321	8,829,321	10,225	8,839,546
Balance December 25, 2010	72,570,835	725,708	313,311,889	(26,580,823)	5,985,345	(127,711,030)	165,731,089	4,778,034	170,509,123
Exercise of stock options	19,700	$197	$72,248	$—	$—	$—	$72,445	$—	$72,445
Vesting of restricted stock	897,953	8,980	(8,980)	—	—	—	—	—	—
Stock based compensation expense	—	—	3,361,948	—	—	—	3,361,948	—	3,361,948
Other comprehensive loss	—	—	—	—	(1,839,321)	—	(1,839,321)	(247,818)	(2,087,139)
Restricted stock for tax withholding obligations	(262,230)	(2,622)	(1,026,945)	—	—	—	(1,029,567)	—	(1,029,567)
Treasury stock purchase	—	—	—	(4,414,626)	—	—	(4,414,626)	—	(4,414,626)
Net income	—	—	—	—	—	3,079,364	3,079,364	605,207	3,684,571
Balance, December 31, 2011	73,226,258	$732,263	$315,710,160	$(30,995,449)	$4,146,024	$(124,631,666)	$164,961,332	$5,135,423	$170,096,756
Vesting of restricted stock	671,568	6,716	(6,716)	—	—	—	—	—	—
Stock based compensation expense	—	—	3,851,672	—	—	—	3,851,672	—	3,851,672
Other comprehensive income	—	—	—	—	2,366,768	—	2,366,768	465,110	2,831,878
Acquisition of Ikanos equity interest	—	—	—	—	—	—	—	1,384,039	1,384,039
Restricted stock for tax withholding obligations	(201,182)	(2,013)	(626,621)	—	—	—	(628,634)	—	(628,634)
Treasury stock purchase	—	—	—	(3,455,529)	—	—	(3,455,529)	—	(3,455,529)
Net loss	—	—	—	—	—	(18,361,930)	(18,361,930)	(632,342)	(18,994,272)
Balance, December 29, 2012	73,696,644	$736,966	$318,928,495	$(34,450,978)	$6,512,792	$(142,993,596)	$148,733,679	$6,352,230	$155,085,910
See Accompanying Notes to Consolidated Financial Statements.

KOPIN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

Fiscal year ended	2012	2011	2010
Cash flows from operating activities:
Net (loss) income	$(18,994,272)	$3,684,571	$8,839,546
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	9,111,943	8,598,672	6,565,365
Accretion (amortization) of premium or discount on marketable debt securities	(287,439)	(152,665)	69,891
Stock-based compensation	4,486,990	3,923,628	2,583,728
Net gain on investment transactions	(856,170)	(368,641)	(2,597,505)
Losses in unconsolidated affiliates	679,587	296,451	600,299
Impairment on marketable debt securities	—	150,644	—
Impairment of intangible assets and goodwill	1,704,770	4,999,512	—
Release of valuation allowance on deferred tax assets	—	(4,266,000)	—
Deferred income taxes	2,162,246	—	—
Foreign currency losses	1,236,194	14,150	418,710
Loss on remeasurement of investment in Ikanos	557,594	—	—
Change in allowance for bad debt	(129,370)	(224,644)	154,000
Other non-cash items	402,938	379,246	(203,526)
Changes in assets and liabilities:
Accounts receivable	4,363,447	256,190	1,926,676
Inventory	3,466,568	993,328	(4,171,465)
Prepaid expenses and other current assets	126,580	1,055,482	(718,074)
Accounts payable and accrued expenses	(2,996,339)	655,611	338,863
Billings in excess of revenue earned	(1,247,066)	(743,434)	126,833
Net cash provided by operating activities	3,788,201	19,252,101	13,933,341
Cash flows from investing activities:
Proceeds from sale of marketable debt securities	37,305,871	40,732,353	47,956,856
Purchase of marketable debt securities	(39,853,837)	(42,345,935)	(48,730,506)
Cash included in current assets held for sale	(2,388,812)	—	—
Cash paid to acquire Ikanos, net of cash acquired	93,872	—	—
Cash paid to acquire FDD, net of cash acquired	94,351	(10,084,307)	—
Purchases of cost based investment	(2,249,784)	(1,980,609)	—
Proceeds from sale of investments	856,170	392,196	4,223,536
Other assets	43,564	16,906	196,578
Capital expenditures	(9,831,967)	(7,132,371)	(15,849,823)
Net cash used in investing activities	(15,930,572)	(20,401,767)	(12,203,359)
Cash flows from financing activities:
Treasury stock purchases	(3,455,529)	(4,414,626)	(6,728,507)
Investment in KTC as controlling interest was acquired	—	—	(72,085)
Issuance of KTC shares to noncontrolling interest	—	—	111,144
Settlements of restricted stock for tax withholding obligations	(628,634)	(1,029,567)	(531,883)
Proceeds from exercise of stock options	—	72,445	36,244
Net cash used in financing activities	(4,084,163)	(5,371,748)	(7,185,087)
Effect of exchange rate changes on cash	266,758	(217,970)	456,908
Net decrease in cash and equivalents	(15,959,776)	(6,739,384)	(4,998,197)
Cash and equivalents:
Beginning of year	43,095,163	49,834,547	54,832,744
End of year	$27,135,387	$43,095,163	$49,834,547
Supplemental disclosure of cash flow information:
Income taxes paid	$75,000	$186,000	$221,000
Supplemental schedule of noncash investing activities:
Construction in progress included in accrued expenses	$360,000	$469,000	1,194,000
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
Fiscal Year
The Company’s fiscal year ends on the last Saturday in December. The fiscal year ended December 29, 2012 includes 52 weeks, the fiscal years ended December 31, 2011 and December 25, 2010 include 53 and 52 weeks, respectively, and are referred to as fiscal years 2012, 2011 and 2010, respectively, herein.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, a majority owned (78)% subsidiary, Kowon Technology Co., Ltd. (Kowon), located in Korea, a majority owned (90)% subsidiary Kopin Tawain Corp (KTC) located in Taiwan, and a majority owned (51)% subsidiary Ikanos Consulting Ltd. (Ikanos), located in the United Kingdom (collectively the Company). All intercompany transactions and balances have been eliminated. Amounts of Kowon, KTC and Ikanos not attributable to the Company are referred to as noncontrolling interests in the consolidated statements of operations and consolidated statements of comprehensive (loss) income. Investment in business entities in which the Company does not have control but has the ability to exercise significant influence over operating and financial policies are accounted for by the equity method.
Subsequent to year end, the Company paid $3.7 million to acquire an additional 15% ownership in its Kowon subsidiary. The Company plans to close its Kowon facility in 2013. As of December 29, 2012, the closure of this facility did not meet the criteria for assets held for sale.
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
Research and Development Costs

KOPIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Research and development expenses are incurred in support of internal display product development programs or programs funded by agencies or prime contractors of the U.S. government and commercial partners. Research and development costs include staffing, purchases of materials and laboratory supplies, circuit design costs, fabrication and packaging of experimental display products, and overhead, and are expensed immediately.
Cash and Equivalents and Marketable Securities
The Company considers all highly liquid, short-term debt instruments with original maturities of three months or less to be cash equivalents.
Marketable debt securities consist primarily of commercial paper, medium-term corporate notes, and United States government and agency backed securities. The Company classifies these marketable debt securities as available-for-sale at fair value in “Marketable debt securities, at fair value.” The investments in Advanced Wireless Semiconductor Company (AWSC) and WIN Semiconductor Corp. (WIN) are included in “Other assets” as available-for-sale and at fair value. The Company records the amortization of premium and accretion of discounts on marketable debt securities in the results of operations.
The Company uses the specific identification method as a basis for determining cost and calculating realized gains and losses with respect to marketable debt securities. The gross gains and losses realized related to sales of marketable debt securities were not material during fiscal years 2012, 2011 and 2010.
Inventory
Inventory is stated at the lower of cost (determined on the first-in, first-out or specific identification method) or market and consists of the following at December 29, 2012 and December 31, 2011:

	2012	2011
Raw materials	$2,540,497	$9,934,724
Work-in-process	1,880,202	5,220,353
Finished goods	1,369,054	5,313,435
	$5,789,753	$20,468,512
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

Intangible assets
Customer relationships represent the fair value of the underlying relationships and agreements with customers. Developed technology represents the fair value of technology as it exists in current products and has value through its continued use or reuse. The trademark represents the brand and name recognition associated with the marketing of products and was determined to have a finite life.
Identifiable intangible assets are amortized using the straight-line method over the estimated useful lives of the assets.

Product Warranty
The Company generally sells products with a limited warranty of product quality and a limited indemnification of customers against intellectual property infringement claims related to the Company’s products. The Company accrues for known warranty and indemnification issues if a loss is probable and can be reasonably estimated, and accrues for estimated incurred but unidentified issues based on historical activity. As of December 29, 2012 and December 31, 2011, the Company had warranty reserves of $0.7 million and $1.3 million. For the fiscal years 2012, 2011 and 2010 warranty claims and reversals were approximately $2.2 million, $1.4 million and $0.8 million, respectively.
Asset Retirement Obligations

KOPIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company recorded asset retirement obligations (ARO) liabilities of $0.3 million and $1.3 million at December 29, 2012 and December 31, 2011, respectively. This represents the legal obligations associated with retirement of the Company’s assets when the timing and/or method of settling the obligation are conditional on a future event that may or may not be within the control of the Company. The Company also recorded accumulated depreciation charges of $0.6 million and $0.6 million, at December 29, 2012 and December 31, 2011, respectively, which represents the cumulative amortization of the capitalized long-lived asset associated with this obligation. The Company estimated the ARO using a discounted cash flow model that considered the Company’s cost of capital as well as increases in costs prior to settlement of the obligations and considered the probability that performance would be required.

	2012	2011
Beginning balance	$1,295,670	$944,617
Additions	32,360	309,119
Charges	(424,785)	—
Accretion	43,211	41,934
Reclassified to noncurrent liabilities held for sale	(623,979)	—
Ending balance	$322,477	$1,295,670
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
Net (Loss) Income Per Share
Basic net (loss) income per share is computed using the weighted-average number of shares of common stock outstanding during the period less any unvested restricted shares. Diluted earnings per common share is calculated using weighted-average shares outstanding and contingently issuable shares, less weighted-average shares reacquired during the period. The net outstanding shares are adjusted for the dilutive effect of shares issuable upon the assumed conversion of the Company’s common stock equivalents, which consist of outstanding stock options and unvested restricted stock units.
Weighted-average common shares outstanding used to calculate earnings per share, is as follows:

	2012	2011	2010
Weighted-average common shares outstanding—basic	63,617,680	64,405,776	66,019,847
Stock options and nonvested restricted common stock	—	828,436	691,654
Weighted-average common shares outstanding—diluted	63,617,680	65,234,212	66,711,501
The following were not included in weighted-average common shares outstanding- diluted because they are anti-dilutive or performance conditions have not been met at the end of the period.

KOPIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2012	2011	2010
Nonvested restricted common stock	2,283,048	613,934	229,159
Stock options	983,680	1,561,925	2,544,411
Total	3,266,728	2,175,859	2,773,570
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
Stock-Based Compensation
The fair value of stock option awards is estimated on the date of grant using the Black-Scholes-Merton option-pricing model. There were no stock options granted in fiscal years 2012, 2011 or 2010.

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
In 2011, the Company granted compensation awards to its Chief Executive Officer that consisted of a grant of 260,000 shares of restricted stock and a grant of 380,000 shares of phantom stock to be settled in cash. The 260,000 shares of restricted stock and the 380,000 shares of phantom stock will vest at the end of the first 10 consecutive trading day period following the grant date during which the Company’s common stock trades at a price per share equal to or greater than $5.25, prior to September 12, 2016. The vesting of the awards upon achieving a closing stock price of $5.25 for 10 consecutive days is considered a market condition. The accounting for the 260,000 shares requires that the fair market value of the shares is determined on the grant day and then this fair market value is expensed straight-line over the derived service period. The accounting for the phantom stock award requires the Company to periodically assess the fair market value of the award, with increases or decrease in the fair market value being reflected in the statement of operations.
Comprehensive (Loss) Income
Comprehensive (loss) income is the total of net income and all other non-owner changes in equity including such items as unrealized holding gains (losses) on marketable equity and debt securities classified as available-for-sale and foreign currency translation adjustments.

KOPIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of accumulated other comprehensive income are as follows:

	Cumulative Translation Adjustment	Unrealized Holding (Loss) Gain on Marketable Securities	Non-Credit Related Losses on Investments	Accumulated Other Comprehensive Income (Loss)
Balance as of December 26, 2009	$554,361	$5,040,629	$(1,038,177)	$4,556,813
Changes during year	1,886,520	(1,243,327)	785,339	1,428,532
Balance as of December 25, 2010	2,440,881	3,797,302	(252,838)	5,985,345
Changes during year	(1,121,011)	(971,148)	252,838	(1,839,321)
Balance as of December 31, 2011	1,319,870	2,826,154	—	4,146,024
Changes during year	2,222,234	144,534	—	2,366,768
Balance as of December 29, 2012	$3,542,104	$2,970,688	$—	$6,512,792

  Immaterial Restatement with Reclassification of Discontinued Operations

During the second quarter of 2012, the Company identified an error in the calculation of intercompany profit elimination in inventory for prior periods. While the Company believes the correction of this error is not material to its previously issued historical consolidated financial statements, the Company has restated certain balances within the consolidated balance sheet as of December 31, 2011, and the consolidated statements of operations, comprehensive (loss) income, and statements of cash flows for the years ended December 31, 2011 and December 25, 2010. The amounts in the tables below do not cross foot due to rounding.

The effects of this restatement and the reclassification of certain amounts into discontinued operations on the consolidated statement of operations for the year ended December 31, 2011 and the year ended December 25, 2010 are as follows (in thousands):

	Fiscal year ended December 31, 2011
	As previously reported	Corrections	Reclassifications from Discontinued Operations	As reclassified and restated
Cost of product revenues	$82,110	$831	$(48,282)	$34,659
Loss from operations	(769)	(831)	(5,950)	(7,550)
Income (loss) before benefit (provision) for income taxes, and equity losses in unconsolidated affiliate and net (income) loss of noncontrolling interest	1,015	(831)	(5,916)	(5,732)
Tax benefit (provision)	3,541	256	(3,797)	—
Income (loss) before equity losses in unconsolidated affiliate and net (income) loss of noncontrolling interest	4,556	(575)	(9,713)	(5,732)
Net income (loss) from continuing operations *	4,260	(575)	(9,713)	(6,028)
Net income from discontinued operations	—	—	9,713	9,713
Net (income) loss attributable to the noncontrolling interest	(662)	57	—	(605)
Net income (loss) attributable to the controlling interest	3,598	(518)	—	3,079
Net income (loss) per share:
Basic
Continuing operations	$0.06	$(0.01)	$(0.15)	$(0.10)
Discontinued operations	$—	$—	$0.15	$0.15
Diluted
Continuing operations	$0.06	$(0.01)	$(0.15)	$(0.10)
Discontinued operations	$—	$—	$0.15	$0.15
Weighted average number of common shares:
Basic	64,406			64,406
Diluted	65,234			65,234

KOPIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

* In the prior year financial statement presentation, this line was titled net income (loss) as there were no discontinued operations.
This error resulted in a decrease to net income of ($0.6) million and changes in inventory of $0.8 million and prepaid expense and other current assets of ($0.3) million within the consolidated statements of cash flows for year-ended December 31, 2011. This error did not result in any changes to net cash flows from operating, investing or financing activities.
This error resulted in a ($0.6) million increase in comprehensive loss and comprehensive loss attributable to the controlling interest for the year-ended December 31, 2011.

	Fiscal year ended December 25, 2010
	As previously reported	Corrections	Reclassifications from Discontinued Operations	As reclassified and restated
Cost of product revenues	$81,224	$116	$(45,743)	$35,597
Income (loss) from operations	4,591	(116)	(7,400)	(2,925)
Income before benefit (provision) for income taxes, and equity losses in unconsolidated affiliate and net (income) loss of noncontrolling interest	9,808	(116)	(7,606)	2,086
Income before equity (losses) income in unconsolidated affiliate and net (income) loss of noncontrolling interest	9,556	(116)	(7,300)	2,140
Net income from continuing operations *	8,956	(116)	(7,300)	1,540
Net income from discontinued operations	—	—	7,300	7,300
Net (income) loss attributable to the noncontrolling interest	(22)	11	—	(10)
Net income attributable to the controlling interest	8,934	(105)	—	8,829
Net income (loss) per share:
Basic
Continuing operations	$0.14	$—	$(0.12)	$0.02
Discontinued operations	$—	$—	$0.12	$0.12
Diluted
Continuing operations	$0.13	$—	$(0.11)	$0.02
Discontinued operations	$—	$—	$0.11	$0.11
Weighted average number of common shares:
Basic	66,020			66,020
Diluted	66,712			66,712

* In the prior year financial statement presentation, this line was titled net income (loss) as there were no discontinued operations.

This error resulted in a decrease to net income of ($0.1) million and changes in inventory of $0.1 million within the consolidated statements of cash flows for year-ended December 25, 2010. This error did not result in any changes to net cash flows from operating, investing or financing activities.
This error resulted in a ($0.1) million increase in comprehensive loss and comprehensive loss attributable to the controlling interest for the year-ended December 25, 2010.

KOPIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The effects of this restatement on the consolidated balance sheet as of December 31, 2011 are as follows (in thousands):

	As previously reported	Corrections	As reclassified and restated
Inventory	$21,416	$(947)	$20,469
Prepaid taxes	412	256	668
Total current assets	146,428	(691)	145,737
Total assets	194,564	(691)	193,872
Accumulated deficit	(124,008)	(623)	(124,632)
Noncontrolling interest	5,203	(68)	5,135
Total stockholder's equity	170,788	(691)	170,097
Total liabilities and stockholder's equity	194,564	(691)	193,872
Assets Held for Sale
Assets and liabilities held for sale as of December 29, 2012 pertain to applicable assets and liabilities of the Company's III-V product line. The Company did not reclassify its presentation for the December 31, 2011 balance sheet.

Impairment of Long-Lived Assets
The Company periodically reviews the carrying value of our long-lived assets to determine if facts and circumstances suggest that they may be impaired or that the amortization or depreciation period may need to be changed. The carrying value of a long-lived asset is considered impaired when the anticipated identifiable undiscounted cash flows from such asset are less than its carrying value. For assets that are to be held and used, impairment is measured based upon the amount by which the carrying amount of the asset exceeds its fair value. The carrying value of the Company’s long-lived assets, excluding assets held for sale was $8.5 million at December 29, 2012.
Recently Adopted Accounting Pronouncements
Intangibles, Goodwill and Other
In December 2010 and September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-28 and ASU 2011-08 Intangibles—Goodwill and Other, respectively, which both modify the annual goodwill impairment testing procedures. ASU 2010-28 focuses on the carrying amount of goodwill for purposes of performing step one of the goodwill test and ASU 2011-08 focuses on allowing entities the ability to first assess the qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Both of these updates are effective for annual and interim reporting periods beginning after December 15, 2011 and early adoption is permitted. ASU 2010-28 requires retrospective application. The adoption did not have any impact on its financial position, results of operations of cash flows.
Fair Value Measurement
In May 2011, the FASB issued (ASU) 2011-04 Fair Value Measurement that modifies the fair value measurements and disclosure requirements in U.S. GAAP and IFRS. This newly issued accounting standard clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable inputs. This guidance is effective on a prospective basis for annual and interim reporting periods beginning after December 15, 2011. The adoption did not have any impact on its financial position, results of operations of cash flows.
Statement of Comprehensive Income
In June 2011, the FASB issued ASU 2011-05 Statement of Comprehensive Income which (1) eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity; (2) requires the consecutive presentation of the statement of net income and other comprehensive income; and (3) requires an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income. The FASB has deferred the third requirement under this ASU. This amendment does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income nor does this amendment affect how earnings per share is calculated or presented. This guidance is required to be applied retrospectively and is

KOPIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

effective for fiscal years and interim periods beginning after December 15, 2011. The adoption did not have any impact on its financial position, results of operations of cash flows.
In February 2013, the FASB issued ASU 2013-02, Other Comprehensive Income.  This update requires companies to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts.  The amendments are effective prospectively for reporting periods beginning after December 15, 2013, with early adoption permitted.  The Company does not believe the adoption of this standard will have a material effect on its consolidated financial statements.

2. Discontinued Operations
On January 16, 2013 (the Closing Date) the Company sold its III-V product line, including all of the outstanding equity interest in KTC Wireless, LLC, a wholly owned subsidiary of the Company that held the Company's investment in KTC, to IQE KC, LLC (IQE) and IQE plc (Parent, and collectively with IQE, the Buyer) pursuant to a Purchase Agreement (the Purchase Agreement) entered into on January 10, 2013 for an aggregate purchase price of approximately $75 million, subject to certain adjustments, including working capital adjustments and escrow (the Sale). Of the total consideration, $55 million was paid to the Company in January 2013 and $5 million was held in escrow pending a final determination of the working capital on the Closing Date. Under the terms of the Purchase Agreement the remaining $15 million will be paid to the Company on the third anniversary of the Closing Date. Payment of the $15 million is also secured by liens on certain assets of the business sold.
The operating results of the III-V product line prior to the sale are reported within Income from discontinued operations, net of tax, in the consolidated statement of operations and have been excluded from segment results. The assets and liabilities associated with the III-V product line are presented as Current assets held for sale, Noncurrent assets held for sale, Current liabilities held for sale and Noncurrent liabilities held for sale in the Consolidated Balance Sheet as of December 29, 2012.
The following table summarizes the results from discontinued operations:

	Fiscal Years Ended (in millions)
	December 29, 2012	December 31, 2011	December 25, 2010
Net product and research and development revenues	$58.8	$66.5	$62.2
Income from discontinued operations before income taxes	$4.5	$5.9	$7.6
(Provision) benefit for income taxes on discontinued operations	(1.7)	3.8	(0.3)
Income from discontinued operations, net of tax	$2.8	$9.7	$7.3

KOPIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the assets and the liabilities held for sale in the Company's consolidated balance sheet as of December 29, 2012:

(in millions)
Current assets
Cash and equivalents	$2.4
Accounts receivable, net of allowance of $0.1 million	7.6
Accounts receivable from unconsolidated affiliates	0.6
Inventory	10.6
Prepaid taxes	0.2
Prepaid expenses and other current assets	0.2
Total current assets held for sale	21.6
Property, plant and equipment, net	25.7
Deferred tax assets	3.3
Other assets	0.1
Total noncurrent assets held for sale	29.1
Total assets held for sale	$50.7
Current liabilities
Accounts payable	$3.7
Accrued payroll and expenses	1.8
Accrued warranty	0.2
Other accrued liabilities	1.4
Total current liabilities held for sale	$7.1
Total noncurrent liabilities held for sale	$0.6

3.    Property, Plant and Equipment
Property, plant and equipment consisted of the following at December 29, 2012 and December 31, 2011:

	Useful Life	2012	2011
Land		$901,934	$831,387
Buildings	10 years	2,424,152	5,773,270
Equipment	3-5 years	23,219,534	68,794,841
Leasehold improvements	Life of the lease	11,157,960	15,263,804
Furniture and fixtures	3 years	783,030	400,304
Equipment under construction		1,673,390	1,889,396
		40,160,000	92,953,002
Accumulated depreciation and amortization		(31,673,594)	(60,583,561)
Net property, plant and equipment		$8,486,406	$32,369,441
There were no material gains or losses on disposals of long-lived assets in fiscal years 2012, 2011 and 2010. Depreciation expense for the fiscal years 2012, 2011 and 2010 was approximately $3.5 million, $3.8 million and $3.3 million respectively.
4.    Other Assets and Amounts Due To / Due From Affiliates
Other assets consist of the following as of December 29, 2012 and December 31, 2011:

KOPIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2012	2011
Marketable Equity Securities
AWSC	$1,764,657	$1,602,096
WIN	1,410,388	1,709,189
Non-Marketable Securities—Equity Method Investments
KoBrite	1,828,404	2,401,669
Non-Marketable Securities-Cost Based Investments	3,485,394	1,980,609
Other	119,039	252,524
	$8,607,882	$7,946,087
Marketable Equity Securities
As of December 29, 2012 and December 31, 2011 the Company had an investment in AWSC, with a fair market value of $1.8 million and $1.6 million, respectively and an adjusted cost basis of $0.7 million and $0.7 million, respectively. During the second quarter of 2011 the Company sold 300,000 shares of AWSC and recorded a gain of $0.4 million.

The table below shows amounts sold by the Company (revenues) from AWSC reflected in discontinued operations:

	2012	2011	2010
AWSC	$8,192,000	$11,800,000	$14,466,000

As of December 29, 2012 the Company was owed $0.5 million from AWSC and $0.1 million from other related parties. As of December 31, 2011, the Company was owed $1.1 million from AWSC.

One of the Company’s Directors is a director of AWSC and several directors and officers of Kopin own amounts ranging from 0.1% to 0.5% of the outstanding stock of AWSC.
As of December 29, 2012 and December 31, 2011, the Company had an investment in WIN, with a fair market value of $1.4 million and $1.7 million, respectively. The adjusted cost basis of the WIN investment is $0. In the twelve month period ended December 29, 2012 the Company sold 500,000 shares of WIN and recorded a gain of $0.9 million.
AWSC and WIN are listed on the Gre Tai Securities Market in Taiwan. The Company determines the fair market value of these investments based on the quoted prices from this exchange.
During the year ended December 25, 2010 the Company sold its investment in Micrel, Inc. for $2.2 million and recorded a gain of $0.7 million and sold shares of AWSC for $1.7 million and recorded a gain of $1.6 million. In addition, in 2010 the Company received and recorded a gain of $0.3 million representing an amount escrowed from the sale of the Company’s Kenet investment in 2008.
Non-Marketable Securities—Equity Method Investments
Equity losses in unconsolidated affiliates recorded in the consolidated statement of operations are as follows:

	2012	2011	2010
KoBrite	$(573,265)	$(296,451)	$(600,299)
Ikanos	(106,322)	—	—
Total	$(679,587)	$(296,451)	$(600,299)
The Company has an approximate 12% interest in KoBrite at December 29, 2012. The Company accounts for its interest using the equity method and at December 29, 2012 the carrying value of the investment was $1.8 million. KoBrite’s results are recorded one quarter in arrears. One of the Company’s Directors, who is the chairman of KTC, is a member of the Board of Directors of Bright LED, one of the other principal investors of KoBrite.

KOPIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the three month period ended March 31, 2012 the Company acquired a 25% interest in Ikanos, a private company, for $0.7 million. On July 10, 2012, the Company invested an additional $2.5 million, which increased the Company’s interest in Ikanos to 51%. For the six month period ended June 30, 2012 the Company recorded the results of operation of Ikanos on the equity method of accounting and commencing in the third quarter of 2012 the Company consolidated Ikanos.
Summarized financial information for KoBrite for the years ended September 30, 2012, 2011 and 2010 and Ikanos, operating results only, for the six month period January 1, 2012 through June 30, 2012 are as follows:

	2012	2011	2010
Current assets	$9,581,000	$12,468,000	$8,952,000
Noncurrent assets	12,701,000	15,927,000	15,389,000
Current liabilities	1,215,000	5,397,000	9,052,000
Revenues	6,010,000	7,938,000	12,288,000
Margin loss	(2,732,000)	(794,000)	(1,316,000)
Loss from operations	(4,938,000)	(2,685,000)	(3,292,000)
Net loss	(5,308,000)	(2,526,000)	(3,091,000)

Non-Marketable Securities—Cost Method Investments

During the twelve months ended December 29, 2012, the Company acquired a 5% interest in a private company for $1.0 million. Subsequent to year end the Company acquired an additional 10% for $900,000. If the private company achieves certain development milestones, the Company is obligated to acquire up to an additional 7.5% interest in the private company for approximately $1.0 million. In addition, for an eight month period after the achievement of all of the development milestones, the Company has the right to acquire an additional 10% interest in the private company for $2.0 million or the private company can require the Company to purchase an additional 25% interest for $2.0 million
In 2011, the Company invested approximately $2.0 million in a private company which makes display related products and in 2012 the Company invested an additional $0.5 million in the company.
The Company has a loan to a non-officer employee for approximately $140,000 at December 29, 2012, which is currently due.
The Company has entered into agreements to sell certain patents which it is not using and that had a carrying value of $0 as of December 29, 2012. The total consideration the Company receives for the sale of the patents is a percentage of any sublicense fees, after expenses, the buyer received. In 2011 and 2010 the Company recorded $0.2 million and $0.8 million of income, respectively, which represented the Company’s share of sublicense fees income. The Company does not expect to receive any material additional amounts from the sales of these patents. There is no additional consideration to be received for the patents sold. The Company continues to evaluate the patents in its portfolio for opportunities to monetize these assets.

Subsequent to year end the Company acquired the assets of Aurisound, a private company, for approximately $1.8 million and in connection with the acquisition the Company offered employment to Aurisound's founder. The employment offer, which was accepted, included the issuance of 400,000 share of the Company's common stock. 100,000 shares were immediately vested and 300,000 shares will vest upon the achievement of certain milestones.

5.    Business Combinations

 Forth Dimension Displays
On January 11, 2011, the Company purchased 100% of the outstanding common stock of Forth Dimension Displays Ltd. (FDD) for approximately $11.0 million. Accounting standards for business combinations require that an acquiring entity measures and recognizes identifiable assets acquired and liabilities assumed at the acquisition date fair value of the acquired company with limited exceptions.

The allocation of the purchase price is as follows:

KOPIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Jan 11, 2011 (As adjusted)
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
The unaudited pro forma financial results for the fiscal year ended December 25, 2010 combine the unaudited historical results of the Company along with the unaudited historical results of FDD. The results include the effects of unaudited pro forma adjustments as if FDD was acquired on December 27, 2009 (the first day of the Company’s fiscal year 2010). There were no material nonrecurring pro forma adjustments in the calculation of revenue or earnings. The pro forma financial results presented below do not include any anticipated synergies or other expected benefits of the acquisition. The results of operations of FDD for the period January 1, 2011 through January 10, 2011 were immaterial. These results are presented for informational purposes only and are not necessarily indicative of future operations:

Twelve months ended December 25, 2010
Revenue	$63,805,000
Net Income	8,381,000

Ikanos
During the three month period ended March 31, 2012 the Company acquired a 25% interest in Ikanos, a private company, for $0.7 million and accounted for its interest using the equity method of accounting. On July 10, 2012 the Company purchased an additional 70,748 newly issued shares of Ikanos common stock for approximately $2.5 million, from Ikanos (the "Transaction"). As a result of this transaction and the Company's previous investment in Ikanos, the Company's owns approximately 51% of the now outstanding stock of Ikanos. The remaining 49% is held by other investors and employees of Ikanos. The Company began consolidating Ikanos on July 1, 2012.

The total purchase price was $2,581,000 and is comprised of

Cash consideration	$2,500,000
Fair market value of Kopin's previously held equity method investment in Ikanos	81,000
Total purchase price	$2,581,000

KOPIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The preliminary allocation of the purchase price is as follows:

	July 10, 2012 (As initially reported)	Measurement period adjustments	July 10, 2012 (As adjusted)
Cash and marketable securities	$2,594,000	$—	$2,594,000
Accounts receivable	167,000	—	167,000
Property, plant and equipment	277,000	—	277,000
Customer Relationships	—	400,000	400,000
Trade name	—	170,000	170,000
Goodwill	1,141,000	(456,000)	685,000
Other identifiable assets	111,000	—	111,000
Identifiable liabilities	(325,000)	(114,000)	(439,000)
Noncontrolling interest in Ikanos	(1,384,000)	—	(1,384,000)
Total	$2,581,000	$—	$2,581,000
The Company remeasured and decreased its investment in Ikanos by approximately $558,000 within the statement of operations which represented the fair market value of the investment immediately prior to the Transaction.

The results of operations of the Ikanos acquisition have been included in the consolidated statements of operations from the time the Company assumed majority ownership, approximately July 1, 2012. Ikanos's net loss from operations included in the consolidated results of operation for the year ended December 29, 2012 was $1.5 million. The transaction related costs associated to the Ikanos acquisition were considered immaterial and included within selling, general and administrative expense for the fiscal year ended December 29, 2012. The goodwill will not be deductible for tax purposes.

The unaudited pro forma financial results for the fiscal years ended December 31, 2011 and December 29, 2012 combine the unaudited historical results of the Company along with the unaudited historical results of Ikanos. The results include the effects of unaudited pro forma adjustments as if Ikanos was acquired on December 25, 2010 (the first day of the Company's fiscal year 2011). There were no material nonrecurring pro forma adjustments in the calculation of revenue or earnings. The pro forma financial results presented below do not include any anticipated synergies or other expected benefits of the acquisition. These results are presented for informational purposes only and are not necessarily indicative of future operations.

	Twelve Months Ended
	December 29, 2012	December 31, 2011
Revenue	$34,767,000	$65,536,000
Net (Loss) Income	(20,580,000)	3,210,000

6.    Goodwill and Intangibles

The Company’s goodwill balance is as follows:

	Fiscal Year Ended
	December 29, 2012	December 31, 2011
Beginning Balance	$1,664,457	$—
Additions from acquisitions	684,789	4,604,459
Impairment of FDD goodwill	(1,704,770)	(2,964,114)
Translation adjustments	40,313	24,112
Ending Balance	$684,789	$1,664,457

KOPIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company performs impairment tests of goodwill at its reporting unit level. The Company conducts its annual goodwill impairment test on the last day of each fiscal year unless factors indicate that an impairment may have occurred. The Company has impaired a total of $4.7 million of goodwill.
On December 31, 2011, the Company performed an impairment analysis of its finite-lived intangible assets based on a comparison of the undiscounted cash flows to the recorded carrying value of the intangible assets. This analysis resulted in the determination that a potential impairment was present. As a result of this analysis, the Company was required to determine the fair value of its finite-lived intangible assets and compare their respective fair values to their carrying values. The fair value of the acquired customer relationships is based on the benefit derived from the incremental revenue and related cash flows as a direct result of the customer relationships. The fair values of the acquired developed technology and trademark portfolio were determined by estimating the royalty expense that would be expected to be paid for the technology and trade name portfolio had they not been owned by the Company using market participant royalty rates and discounting the expected expense that is avoided given the Company’s ownership of these intangible assets. These forecasted cash flows are discounted to present value using an appropriate discount rate. As of December 31, 2011 it was determined that the carrying values of the finite-lived intangible assets exceeded their fair values and the Company recorded impairments of $1.5 million related to customer relationships, $0.4 million related to developed technology, and $57,000 related to trademark portfolio during the year ended December 31, 2011.
After completing its finite-lived intangible asset impairment test, the Company completed its impairment analysis of the goodwill derived from the FDD acquisition and determined the goodwill was impaired. The Company’s impairment analysis for goodwill consisted of comparing the implied fair value of goodwill to its carrying value as of December 31, 2011. Determining the fair value of goodwill required determining the fair value of the FDD reporting unit using certain assumptions, including the consideration of two generally accepted valuation methodologies: (i) the income approach and (ii) the market approach. The income approach is based upon the present value of the expected income that can be generated through the ownership of the property. The market approach is a process by which the market value estimate is derived analyzing similar assets that have been recently sold or licensed and then comparing them to the subject. The Company concluded that, given the size of FDD and its relatively niche business, the income approach provided the most accurate method of valuation. Based on this analysis, during the year ended December 31, 2011, the Company recorded a goodwill impairment charge of $3.0 million, as of and for the year ended December 31, 2011.
During the period ended June 30, 2012, the Company determined that FDD was not achieving the operating results identified in the model that was used to determine the goodwill impairment at December 31, 2011. The Company performed the goodwill impairment test discussed above and determined that the remaining goodwill was impaired and accordingly the Company recorded a $1.7 million goodwill impairment charge in the year ended December 29, 2012. The Company performed its annual goodwill impairment test on Ikanos goodwill using the income approach. At December 29, 2012 no impairment of Ikanos goodwill was indicated.
The discount rate used was the value-weighted average of the Company’s estimated cost of equity and debt (“cost of capital”) derived using both known and estimated customary market metrics.
The identified intangible assets will be amortized on a straight-line basis over the following lives:

Years
Customer relationships	7
Developed technology	7
Trademark portfolio	7

The Company recognized $0.3 million and $0.7 million in amortization for the fiscal years ended December 29, 2012 and December 31, 2011, respectively, related to its intangible assets.

7.    Financial Instruments
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

KOPIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

similar assets in markets that are not active, based on observable inputs such as interest rates, yield curves, or derived from or corroborated by observable market data by correlation or other means. An investment is categorized as Level 3 if its fair value is based on assumptions developed by the Company about what a market participant would use in pricing the assets.

The following table details the fair value measurements within the fair value hierarchy of the Company’s financial assets:

		Fair Value Measurement at December 29, 2012 Using:
	Total	Level 1	Level 2	Level 3
Money Markets and Cash Equivalents	$27,135,387	$27,135,387	$—	$—
U.S. Government Securities	38,582,956	17,576,878	21,006,078	—
Corporate Debt	11,095,227	—	11,095,227	—
Certificates of Deposit	15,671,779	—	15,671,779	—
WIN Semiconductor Corp.	1,410,388	1,410,388	—	—
Advanced Wireless Semiconductor Company	1,764,657	1,764,657	—	—
	$95,660,394	$47,887,310	$47,773,084	$—

		Fair Value Measurement at December 31, 2011 Using:
	Total	Level 1	Level 2	Level 3
Money Markets and Cash Equivalents	$43,095,163	$43,095,163	$—	$—
U.S. Government Securities	32,145,653	12,892,670	19,252,983	—
Corporate Debt	18,754,992	—	18,754,992	—
Certificates of Deposit	11,422,742	—	11,422,742	—
WIN Semiconductor Corp.	1,709,189	1,709,189	—	—
Advanced Wireless Semiconductor Company	1,602,096	1,602,096	—	—
	$108,729,835	$59,299,118	$49,430,717	$—
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
The carrying amounts of cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value because of their short term nature. The carrying amount of accrued liabilities is classified as Level 2 in the fair value hierarchy.
Marketable Debt Securities
Investments in available-for-sale marketable debt securities are as follows at December 29, 2012 and December 31, 2011:

	Amortized Cost		Unrealized Gains		Unrealized Losses		Fair Value
	2012	2011	2012	2011	2012	2011	2012	2011
U.S. government and agency backed securities	$38,074,136	$31,480,482	$508,820	$665,171	$—	$—	$38,582,956	$32,145,653
Corporate debt and certificates of deposits	27,031,866	30,879,717	—	—	(264,860)	(701,983)	26,767,006	30,177,734
Total	$65,106,002	$62,360,199	$508,820	$665,171	$(264,860)	$(701,983)	$65,349,962	$62,323,387

The contractual maturity of the Company’s marketable debt securities is as follows at December 29, 2012:

KOPIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Less than One year	One to Five years	Greater than Five years	Total
U.S. government and agency backed securities	$12,021,610	$19,468,523	$7,092,823	$38,582,956
Corporate debt and certificates of deposits	16,582,915	9,255,341	928,750	26,767,006
Total	$28,604,525	$28,723,864	$8,021,573	$65,349,962
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
Included in other income and expense is an impairment charge on investments in corporate debt instruments of $0.2 million for fiscal year 2011.
8.    Stockholders’ Equity and Stock-Based Compensation
In December 2010, the Company’s Board of Directors authorized the repurchase of up to $15 million of the Company’s common stock in open market or negotiated transactions through December 2012. Since the plan’s inception through December 29, 2012, the Company has purchased 2,065,534 shares of its common stock for $7,870,155.
The Company has stock-based awards outstanding under several plans. In 2001, the Company adopted a 2001 Equity Incentive Plan (the Equity Plan) and a 2001 Supplemental Equity Plan (the Supplemental Plan). The Equity Plan authorized 7,100,000 shares of common stock, to be issued to employees, non-employees, and members of the Board of Directors (the Board). The Supplemental Plan authorized 1,300,000 shares of common stock, to be issued to employees and certain non-employees and only permits the issuance of nonqualified stock options and restricted common stock awards. The Equity Plan and the Supplemental had ten year lives and therefore no new equity awards may be issued under these plans. In 2010, the Company adopted a 2010 Equity Incentive Plan (the 2010 Equity Plan) which authorized the issuance of shares of common stock to employees, non-employees, and the Board. The 2010 Equity Plan has been subsequently amended to increase the number of authorized shares. The number of shares authorized is 1,800,000 plus the number of shares of common stock which were available for grant under the Equity Plan, the number of shares of common stock which were the subject of awards outstanding under the Equity Plan and are forfeited, terminated, canceled or expire after the adoption of the 2010 Equity Plan and the number of shares of common stock delivered to the Company either in exercise of a Equity Plan award or in satisfaction of a tax withholding obligation. The option price of statutory incentive stock options shall not be less than 100% of the fair market value of the stock at the date of grant, or in the case of certain statutory incentive stock options, at 110% of the fair market value at the time of the grant. The option price of nonqualified stock options is determined by the Board or Compensation Committee. Options must be exercised within a ten-year period or sooner if so specified within the option agreement. The term and vesting period for restricted stock awards and options granted under the 2010 Equity Plan are determined by the Board’s compensation committee.
The Company has available approximately 2.1 million shares of common stock available for issuance under the Company’s 2010 Equity Plan in excess of shares of common stock which have already been reserved for under previously issued equity awards.
Stock Options
A summary of stock option activity under the stock award plans as of December 29, 2012 and changes during the twelve month period is as follows:

KOPIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2012
	Shares	Weighted Average Exercise Price
Balance, beginning of year	1,903,325	$5.07
Options forfeited/cancelled	(919,645)	4.87
Options exercised	—	—
Balance, end of year	983,680	$5.26
Exercisable, end of year	983,680
The following table summarizes information about stock options outstanding and exercisable at December 29, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.01—$ 3.50	130,000	4.00	$3.49	130,000	$3.49
$ 3.75—$ 4.82	215,400	3.97	3.76	215,400	3.76
$ 5.00—$ 8.03	538,280	2.23	5.40	538,280	5.40
$10.00—$10.00	100,000	4.00	10.00	100,000	10.00
	983,680	3.03	$5.26	983,680	$5.26
Aggregate intrinsic value on December 29, 2012	$37,641			$37,641
No stock options were issued in 2012, 2011 or 2010. The intrinsic value of options exercised in 2012, 2011 and 2010 was approximately $0, $23,000 and $41,000, respectively. In June 2010 the Company issued a warrant to purchase 200,000 shares of the Company’s stock at $3.49. During the year ended December 29, 2012, the warranty became fully vested.

Cash received from option exercises under all share-based payment arrangements was approximately $0.1 million for fiscal year 2011. No tax benefits were realized during the three year period ended 2012 due to the existence of tax net operating loss carryforwards.
NonVested Restricted Common Stock
The Company has issued shares of nonvested restricted common stock to certain employees. Each award requires the employee to fulfill certain obligations, including remaining employed by the Company for one, two or four years (the vesting period) and in certain cases also meeting performance criteria. A summary of the activity for nonvested restricted common stock awards as of December 29, 2012 and changes during the twelve months then ended is presented below:

	Shares	Weighted Average Grant Fair Value
Balance, December 31, 2011	2,897,682	$4.20
Granted	85,000	3.60
Forfeited	(28,066)	4.35
Vested	(671,568)	3.91
Balance, December 29, 2012	2,283,048	$4.76
The forfeitures in 2012 were primarily due to fact that the performance criteria were not met related to these awards.
Stock-Based Compensation

KOPIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes stock-based compensation expense related to employee stock options and nonvested restricted common stock awards for the fiscal years 2012, 2011 and 2010 (no tax benefits were recognized):

	2012	2011	2010
Cost of product revenues	$513,789	$613,274	$590,950
Research and development	366,443	577,514	428,123
Selling, general and administrative	3,606,758	2,732,840	1,564,655
Total	$4,486,990	$3,923,628	$2,583,728
Total unrecognized compensation expense for the nonvested restricted common stock as of December 29, 2012 totals $4.6 million and is expected to be recognized over a period of 3 years.
9.    Concentrations of Risk
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

Ongoing credit evaluations of customers’ financial condition are performed and collateral, such as letters of credit, are generally not required. The following table depicts the customer’s trade receivable balance as a percentage of gross trade receivables as of the end of the year indicated:

	Percent of Gross Accounts Receivable
Customer	2012	2011
Raytheon Company	37	14
DRS RSTA, Inc	12	*
Sales to significant non-affiliated customers, for fiscal years 2012, 2011 and 2010, as a percentage of total revenues is shown in the table below. Note the caption “Military Customers in Total” in the table below excludes research and development contracts. The Company sells its displays to Japanese customers through Ryoden Trading Company. (The symbol “*” indicates that sales to that customer were less than 10% of the Company’s total revenues.)

	Sales as a Percent of Total Revenue
	Fiscal Year
Customer	2012	2011	2010
Military Customers in Total	57	60	69
Raytheon Company	22	23	36
DRS RSTA Inc	21	18	18
QiOptiq Defense Inc	*	10	10
Ryoden Trading Company	12	15	11
United States Government Funded Research and Development Contracts	10	8	5

KOPIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.    Income Taxes
The provision (benefit) for income taxes from continuing operations consists of the following for the fiscal years indicated:

	Fiscal Year
	2012	2011	2010
Current
Federal	$—	$52,000	$—
State	64,000	88,000	66,000
Foreign	—	(137,000)	(120,000)
Total current provision	64,000	3,000	(54,000)
Deferred
Federal	(2,878,000)	3,977,000	3,464,000
State	(505,000)	(30,000)	513,000
Foreign	73,000	(898,000)	2,161,000
Change in valuation allowance	4,345,000	(3,052,000)	(6,138,000)
Total deferred provision	1,035,000	(3,000)	—
Total provision (benefit) for income taxes	$1,099,000	$—	$(54,000)
Net operating losses utilized in 2012, 2011 and 2010 to offset federal and state taxes were $0, $2,698,000 and $2,743,000, respectively.
The actual income tax provision (benefit) reported from operations are different than those which would have been computed by applying the federal statutory tax rate to loss before income tax benefit. A reconciliation of income tax (benefit) provision from continuing operations as computed at the U.S. federal statutory income tax rate to the provision for income tax benefit is as follows:

	Fiscal Year
	2012	2011	2010
Tax provision at federal statutory rates	$(7,002,000)	$(2,006,000)	$730,000
State tax liability	42,000	57,000	43,000
Foreign deferred	734,000	611,000	2,484,000
Foreign withholding	1,170,000	—	—
Outside basis in KTC and Kowon, net	2,422,000	—	—
Goodwill	417,000	771,000	—
Nondeductible expenses	180,000	415,000	(35,000)
Utilized/expired net state operating loss carryforwards	—	—	(28,000)
Provision to tax return adjustments and state tax rate change	(462,000)	888,000	544,000
Tax credits	(100,000)	1,188,000	(312,000)
Non-deductible equity compensation	136,000	1,542,000	2,630,000
Other, net	(783,000)	(414,000)	28,000
Change in valuation allowance	4,345,000	(3,052,000)	(6,138,000)
	$1,099,000	$—	$(54,000)
Pretax foreign (losses) earnings from continuing operations were approximately $(6,870,000), $(6,879,000) and $(121,000) for fiscal years 2012, 2011 and 2010, respectively. The Company has made the decision to close Kowon and accordingly reflected a liability for unremitted earnings.

Deferred taxes are provided to recognize the effect of temporary differences between tax and financial reporting. Deferred income tax assets and liabilities consist of the following:

KOPIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Fiscal Year
	2012	2011
Deferred tax liability:
Intangible asset	$(636,000)	$(508,000)
Foreign withholding liability	(1,170,000)	—
Foreign unremitted earnings	(3,478,000)	—
Deferred tax assets:
Federal net operating loss carryforwards	9,493,000	3,398,000
State net operating loss carryforwards	580,000	13,000
Foreign net operating loss carryforwards	3,028,000	5,533,000
Equity awards	1,111,000	886,000
Tax credits	5,267,000	5,599,000
Equipment	4,131,000	5,068,000
Investments	4,760,000	3,867,000
Other	3,582,000	3,903,000
Net deferred tax assets	26,668,000	27,759,000
Valuation allowance	(27,973,000)	(23,493,000)
	$(1,305,000)	$4,266,000
As of December 29, 2012, the Company has available for tax purposes federal net operating loss carryforwards (NOLs) of $27.0 million expiring through 2032. The Company has recognized a full valuation allowance on its net deferred tax assets as the Company has concluded that such assets are not more likely than not to be realized. The $4.5 million increase in valuation allowance during fiscal year 2012 was primarily due to net operating losses generated of $6.0 million and significant equipment disposals of $2.0 million. The change in valuation allowance during fiscal year 2011 was due to the reversal of the $4.9 million KTC valuation allowance partially offset by a net decrease in deferred tax assets of approximately $1.7 million and utilization of net operating losses of $1.1 million. The Company has not historically recorded, nor does it intend to record the tax benefits from stock awards until realized. Unrecorded benefits from stock awards approximated $13.0 million at December 29, 2012.
The Company plans to suspend operations and terminate employees of their Korean subsidiary, Kowon on or about March 30, 2013. The assets, primarily buildings and land, have been put up for sale. It is more likely than not that the Company's share of the net book value of their Korean investment would be repatriated to the U.S. resulting in a Korean withholding tax of $1.17 million. As a result of the Company no longer being permanently reinvested in Korea, a deferred tax liability for the outside basis in the Korean subsidiary has been booked for $3.5 million.
The Company sold its investment in KTC in the first quarter of 2013. As a result, the Company has recorded a deferred tax asset of $1.1 million for the tax over book outside basis.
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
International jurisdictions have statutes of limitations generally ranging from 3 to 7 years after filing of the respective return. Years still open to examination by tax authorities in major jurisdictions include Korea (2006 onward), Japan (2006 onward), Hong Kong (2008 onward) and UK returns (2011 onward). The Company is not currently under examination in these jurisdictions.
11.    Accrued Warranty
The Company warrants its products against defect for 12 months. A provision for estimated future costs and estimated returns for credit relating to warranty is recorded in the period when product is shipped and revenue recognized, and is updated as additional information becomes available. The Company’s estimate of future costs to satisfy warranty obligations is based primarily on historical warranty expense experienced and a provision for potential future product failures. Changes in the accrued warranty for fiscal years 2012 and 2011 are as follows:

	Fiscal Year Ended
	December 29, 2012	December 31, 2011
Beginning Balance	$1,318,000	$1,300,000
Additions	1,777,000	1,442,000
Claim and reversals	(2,229,000)	(1,424,000)
Reclassified to current liabilities held for sale	(150,000)	—
Ending Balance	$716,000	$1,318,000
12.    Employee Benefit Plan
The Company has an employee benefit plan pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended. In 2012, the plan allowed employees to defer an amount of their annual compensation up to a current maximum of $17,000 if they are under the age of 50 and $22,500 if they are over the age of 50. The Company matches 50% of all deferred compensation up to a maximum of 3% of each employee’s annual compensation. The amount charged to operations in connection with this plan was approximately $210,000, $229,000 and $238,000 in fiscal years 2012, 2011 and 2010, respectively.
13.    Commitments and Contingencies
Leases
The Company leases facilities located in Westborough, Massachusetts, Scotts Valley, California, Dalgety Bay, Scotland, and Nottingham, United Kingdom under non-cancelable operating leases. The Westborough lease expires in 2023. The Scotts Valley lease expires in 2013.The Dalgety Bay lease expires in 2013. The Nottingham leases expire in 2016 and 2017. Substantially all real estate taxes, insurance and maintenance expenses under these leases are the Company’s obligations and are expensed as incurred and were immaterial. The following is a schedule of minimum rental commitments under non-cancelable operating leases at December 29, 2012:

Fiscal Year ending,	Amount
2013	$972,000
2014	842,000
2015	825,000
2016	801,000
2017	665,000
Thereafter	3,409,000
Total minimum lease payments	$7,514,000
Amounts incurred under operating leases are recorded as rent expense on a straight-line basis and aggregated approximately $0.8 million in fiscal year 2012, $1.1 million in fiscal year 2011 and $0.9 million in fiscal year 2010.
Other Agreements
The Company has entered into various license agreements which require payment of royalties based upon a set percentage of product sales, subject in some cases, to certain minimum amounts. Total royalty expense approximated $18,000, $18,000 and $27,000, respectively, in fiscal years 2012, 2011 and 2010.

Included in Billings in excess of revenue earned is $0.8 million which was received in 2008 from a state grant. Amounts from this grant are earned by achieving certain employment levels and other conditions through 2017. In the event the Company does not achieve these employment levels some or all of the $0.8 million will be refunded. As a result of the sale of its III-V product line subsequent to year end the Company does not anticipate achieving the milestones in the state grant and therefore the Company expects to repay the balance in the state grant. During the year ended December 29, 2012 the Company repaid $1.1 million related to this state grant.
14.    Litigation
The Company may engage in legal proceedings arising in the ordinary course of business. Claims, suits, investigations and proceedings are inherently uncertain and it is not possible to predict the ultimate outcome of such matters and our business, financial condition, results of operations or cash flows could be affected in any particular period.
15.    Segments and Geographical Information
The Company’s chief operating decision maker is its Chief Executive Officer. The Company’s chief operating decision maker evaluates the operating results of the Company’s reportable segments based on revenues and net income (loss).
The Company had five operating and reporting segments: (i) Kopin U.S., which includes the operations in the United States and the Company’s equity method investments, (ii) Kowon, (iii) KTC, (iv) FDD and (v) Ikanos (commencing in 2012). The following table presents the Company’s reportable segment results for the years ended 2012, 2011 and 2010 (in thousands):

	Kopin U.S.	Kowon	FDD	Ikanos	KTC	Adjustments	Total
2012
Revenues	$31,876	$5,733	$2,763	$3	$—	$(5,733)	$34,642
Net income (loss) attributable to the controlling interest (1)	(13,741)	(2,360)	(4,083)	(1,598)	—	632	(21,150)
Total assets from continuing operations	136,232	19,610	4,202	1,473	—	(22,940)	138,577
Long lived assets from continuing operations	4,840	2,577	758	315	—	(4)	8,486
2011
Revenues	$59,505	$10,989	$4,874	$—	$—	$(10,709)	$64,659
Net income (loss) attributable to the controlling interest (1)	715	134	(6,878)	—	—	(605)	(6,634)
Total assets from continuing operations	183,123	19,287	6,657	—	29,618	(44,813)	193,872
Long lived assets from continuing operations	14,022	2,689	1,038	—	14,624	(4)	32,369
2010
Revenues	$55,516	$11,603	$—	$—	$—	$(8,977)	$58,142
Net income (loss) attributable to the controlling interest (1)	1,661	(121)	—	—	—	(10)	1,530
Total assets from continuing operations	174,857	19,992	—	—	19,652	(22,521)	191,980
Long lived assets from continuing operations	15,945	2,950	—	—	13,723	(4)	32,614
(1) Net (loss) income attributable to the controlling interest after allocation of net income (loss) to noncontrolling interest of $0.6 million, ($0.6) and $0.0 for the years ended December 29, 2012, December 31, 2011 and December 25, 2010, respectively.
The Company has $0.6 million of goodwill related to its Ikanos segment.

KOPIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The adjustments to reconcile to the consolidated financial statement total revenue, net income (loss) and total assets include the elimination of intercompany sales and intercompany receivables and the recording of the noncontrolling interest in Kowon, KTC and Ikanos.
Geographical revenue information for the three years ended December 29, 2012, December 31, 2011 and December 25, 2010 was based on the location of the customers and is as follows:

	Fiscal Year
	2012		2011		2010
	Revenue	% of Total	Revenue	% of Total	Revenue	% of Total
Asia-Pacific	$7,132,000	21%	$12,300,000	19%	$12,213,000	21%
Europe	2,061,000	6%	3,020,000	5%	458,000	1%
Americas	25,449,000	73%	49,339,000	76%	45,471,000	78%
	$34,642,000	100%	$64,659,000	100%	$58,142,000	100%

Long-lived assets by geographic area are as follows:

	Fiscal Years
	2012	2011
United States of America	$4,840,000	$14,022,000
United Kingdom	1,072,000	1,038,000
Republic of Korea	2,574,000	2,685,000
Taiwan, ROC	—	14,624,000
	$8,486,000	$32,369,000
16.    Selected Quarterly Financial Information (Unaudited)
The following tables present Kopin’s quarterly operating results for the fiscal years ended December 29, 2012 and December 31, 2011. The information for each of these quarters is unaudited and has been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, all necessary adjustments, consisting only of normal recurring adjustments, have been included to present fairly the unaudited consolidated quarterly results when read in conjunction with Kopin’s audited consolidated financial statements and related notes. These operating results are not necessarily indicative of the results of any future period.
Quarterly Periods During Fiscal Year Ended December 29, 2012:

	Three months ended March 31, 2012	Three months ended June 30, 2012	Three months ended September 29, 2012	Three months ended December 29, 2012
	(In thousands, except per share data)
Revenue	$10,866	$7,012	$8,190	$8,574
Gross profit (2)	$3,253	$1,127	$2,451	$2,425
(Loss) income from continuing operations	$(2,712)	$(6,456)	$(6,849)	$(5,766)
Net loss attributable to the controlling interest	$(2,578)	$(5,199)	$(6,724)	$(3,861)
Net loss per share from continuing operations (1):
Basic	$(0.04)	$(0.08)	$(0.11)	$(0.06)
Diluted	$(0.04)	$(0.08)	$(0.11)	$(0.06)
Shares used in computing net loss per share from continuing operations:
Basic	64,225	63,078	63,415	63,836
Diluted	64,225	63,078	63,415	63,836

KOPIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	Net loss per share is computed independently for each of the quarters presented; accordingly, the sum of the quarterly net income per share may not equal the total computed for the year.

(2)	Gross profit is defined as net product revenue less cost of product revenues.

Quarterly Periods During Fiscal Year Ended December 31, 2011:

	Three months ended March 31, 2011 as restated	Three months ended June 25, 2011	Three months ended September 24, 2011	Three months ended December 31, 2011 (3)
	(In thousands, except per share data)
Revenue	$17,374	$15,424	$14,063	$17,798
Gross profit (2)	$6,211	$5,957	$5,024	$7,714
Loss from continuing operations	$(523)	$(622)	$(541)	$(4,342)
Net income attributable to the controlling interest	$2,066	$802	$160	$52
Net income per share (1):
Basic	$0.03	$0.01	$—	$—
Diluted	$0.03	$0.01	$—	$—
Shares used in computing net income per share:
Basic	64,736	64,529	64,292	64,065
Diluted	65,655	66,775	65,441	64,065

(1)	Net income per share is computed independently for each of the quarters presented; accordingly, the sum of the quarterly net income per share may not equal the total computed for the year.

(2)	Gross profit is defined as net product revenue less cost of product revenues.

(3)
Includes ($0.1) million impact in gross profit and net income attributable to the controlling interest for the three month period ended December 31, 2011, relating to the immaterial restatement as described in Note 1.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
March 18, 2013

KOPIN CORPORATION

By:	/s/ JOHN C.C. FAN
John C.C. Fan Chairman of the Board, Chief Executive Officer, President and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN C.C. FAN	Chairman of the Board, Chief Executive Officer, President and Director (Principal Executive Officer)	March 18, 2013
John C.C. Fan

/s/ JAMES BREWINGTON	Director	March 18, 2013
James Brewington

/s/ DAVID E. BROOK	Director	March 18, 2013
David E. Brook

/s/ MORTON COLLINS	Director	March 18, 2013
Morton Collins

/s/ ANDREW H. CHAPMAN	Director	March 18, 2013
Andrew H. Chapman

/s/ CHI CHIA HSIEH	Director	March 18, 2013
Chi Chia Hsieh

/s/ MICHAEL J. LANDINE	Director	March 18, 2013
Michael J. Landine

/s/ RICHARD A. SNEIDER	Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)	March 18, 2013
Richard A. Sneider

KOPIN CORPORATION
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
Fiscal Years Ended December 29, 2012, December 31, 2011 and December 25, 2010

Description	Balance at Beginning of Year	Additions Charged to Income	Deductions from Reserve	Balance at End of Year
Reserve deducted from assets—allowance for doubtful accounts:
2010	$583,000	$156,000	$(2,000)	$737,000
2011	737,000	182,000	(406,000)	513,000
2012	513,000	139,000	(341,000)	311,000

INDEX TO EXHIBITS

Exhibits		Sequential page number
3.1	Amended and Restated Certificate of Incorporation	(2)
3.2	Amendment to Certificate of Incorporation	(5)
3.3	Amendment to Certificate of Incorporation	(5)
3.4	Fourth Amended and Restated By-laws	(8)
4	Specimen Certificate of Common Stock	(1)
10.1	Form of Employee Agreement with Respect to Inventions and Proprietary Information	(1)
10.2	Amended and Restated 1992 Stock Option Plan	(2)	*
10.3	1992 Stock Option Plan Amendment	(5)	*
10.4	1992 Stock Option Plan Amendment	(6)	*
10.5	Kopin Corporation 2001 Equity Incentive Plan	(7)	*
10.6	Kopin Corporation 2001 Equity Incentive Plan Amendment	(9)	*
10.7	Kopin Corporation 2001 Equity Incentive Plan Amendment	(10)	*
10.8	Kopin Corporation 2001 Equity Incentive Plan Amendment	(11)	*
10.9	Kopin Corporation 2001 Equity Incentive Plan Amendment	(13)	*
10.10	Kopin Corporation 2001 Supplemental Equity Incentive Plan	(6)	*
10.11	Form of Key Employee Stock Purchase Agreement	(1)	*
10.12	License Agreement by and between the Company and Massachusetts Institute of Technology dated April 22, 1985, as amended	(1)
10.13	Facility Lease, by and between the Company and Massachusetts Technology Park Corporation, dated October 15, 1993	(3)
10.14	Joint Venture Agreement, by and among the Company, Kowon Technology Co., Ltd., and Korean Investors, dated as of March 3, 1998	(4)
10.15	Seventh Amended and Restated Employment Agreement between the Company and Dr. John C.C. Fan, dated as of December 8, 2010	(16)
10.16	Kopin Corporation Form of Stock Option Agreement under 2001 and 2010 Equity Incentive Plans	(12)	*
10.17	Kopin Corporation 2001 and 2010 Equity Incentive Plan Form of Restricted Stock Purchase Agreement	(12)	*
10.18	Kopin Corporation Fiscal Year 2012 Incentive Bonus Plan	*
10.19	Kopin Corporation Stock Purchase Agreement of 19,572,468 shares of Kopin Taiwan Corporation, (KTC) common stock	(14)
10.20	Kopin Corporation 2010 Equity Incentive Plan	(15)
21.1	Subsidiaries of Kopin Corporation
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibits		Sequential page number
32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive (Loss) Income, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text

______________

*	Management contract or compensatory plan required to be filed as an Exhibit to this Form 10-K.
(1)	Filed as an exhibit to Registration Statement on Form S-1, File No. 33-45853, and incorporated herein by reference.
(2)	Filed as an exhibit to Registration Statement on Form S-1, File No. 33-57450, and incorporated herein by reference.
(3)	Filed as an exhibit to Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference.
(4)	Filed as an exhibit to Annual Report on Form 10-Q for the quarterly period ended June 27, 1998 and incorporated herein by reference.
(5)	Filed as an exhibit to Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2000 and incorporated herein by reference.
(6)	Filed as an exhibit to Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2000 and incorporated herein by reference.
(7)	Filed as an appendix to Proxy Statement filed on April 20, 2001 and incorporated herein by reference.
(8)	Filed as an exhibit to Current Report on Form 8-K filed on December 12, 2008 and incorporated herein by reference.
(9)	Filed as an exhibit to Current Report on Form 8-K filed on December 12, 2008 and incorporated herein by reference.
(10)	Filed as an exhibit to Registration Statement on Form S-8 filed on March 15, 2004 and incorporated herein by reference.
(11)	Filed as an exhibit to Registration Statement on Form S-8 filed on May 10, 2004 and incorporated herein by reference.
(12)	Filed as an exhibit to Annual Report on Form 10-K for the fiscal year ended December 25, 2004 and incorporated herein by reference.
(13)	Filed as an exhibit to Registration Statement on Form S-8 filed on April 15, 2008 and incorporated herein by reference.
(14)	Filed as an exhibit to Annual Report on Form 10-K for the fiscal year ended December 26, 2009 and incorporated by reference herein.
(15)	Filed as an exhibit to Annual Report on Form 10-K for the fiscal year ended December 26, 2009 and incorporated by reference herein.
(16)	Filed as an exhibit to Annual Report on Form 10-K for the fiscal year ended December 25, 2010 and incorporated by reference herein.