Form 10-K/A
period 2012-12-29
KOPIN CORP
filed 2013-03-22
CIK 771266

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

KOPIN CORPORATION
FORM 10K/A
EXPLANATORY NOTE

This Amendment No. 1 to the annual report of Kopin Corporation (the “Company”) on Form 10-K/A (“Form 10-K/A”) amend our annual report on Form 10-K for the year ended December 29, 2012 (“Form 10-K”), which was originally filed on March 18, 2013. This amendment is being filed solely for the following purposes: (a) to file the consent of our independent registered public accounting firm of their report dated March 18, 2013 relating to the financial statements and financial statement schedule of Kopin Corporation (which report expressed an unqualified opinion and includes an explanatory paragraph relating to sale of the III-V product line), and the effectiveness of Kopin Corporation’s internal control over financial reporting, appearing in this Annual Report on Form 10-K of Kopin Corporation for the year ended December 29, 2012 included by incorporation in Registration Statements on Form S-8 File Nos. 33-71744, 33-88812, 33-87308, 333-46613, 333-92395, 333-49890, 333-73208, 333-98285, 333-113614, 333-115342, 333-150258 and 333-173066 which was inadvertently omitted from the Form 10-K and (b) to clarify a statement made in Part 1 Forward Looking Statements and a statement made in Item 7 Management’s Discussion and Analysis. In Part 1 Forward Looking Statements we stated “our expectation that we will have a consolidated net loss in the range of $15 million to $19 million in 2013” and in Item 7 of Management’s Discussion and Analysis we stated “We currently expect to have a consolidated net loss in the range of $15 million to $19 million in 2013.” We are amending Part 1 Forward Looking Statements to state “our expectation that we will have a consolidated net loss in the range of $15 million to $19 million in 2013, excluding the gain resulting from the sale of our III-V product line which has been classified as a discontinued operation, if any,” and we are amending Item 7 of Management’s Discussion and Analysis with the statement “We currently expect to have a consolidated net loss in the range of $15 million to $19 million in 2013, excluding the gain, if any, resulting from the sale of our III-V product line which has been classified as a discontinued operation.”

The other information in this filing speaks only as of the date of the original filing of the Form 10-K and no other changes have been made to the original filing and the original filing speaks as of the original filing date and no updated disclosures are contained herein to reflect events which occurred at a date subsequent to the original filing of the Form 10-K.

Part I
Forward Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995, including, without limitation, statements made relating to our expectation that we will continue to pursue other U.S. government development contracts for applications that relate to our commercial product applications; our expectation that we will prosecute and defend our proprietary technology aggressively; our belief that it is important to retain personnel with experience and expertise relevant to our business; our belief that our products are targeted towards markets that are still developing and our competitive strength is creating new technologies; our belief that it is important to invest in research and development to achieve profitability even during periods when we are not profitable; our belief that we are a leading developer and manufacturer of advanced miniature displays; our belief that our products enable our customers to develop and market an improved generation of products; our belief that that the technical nature of our products and markets demands a commitment to close relationships with our customers; our belief that our Golden-i technology will provide for increased worker productivity, safety and improved manufacturing quality; our belief that our ability to develop and expand the Golden-i technologies and to market and license the Golden-i technology will be important for our revenue growth and ability to achieve profitability; our expectation that we will incur significant development and marketing costs in 2013 to commercialize the Golden-i technologies; our statement that we may make equity investments in companies; our expectation that KoBrite will incur additional losses in the near term; our expectation that the operations at our Korean facility, Kowon, will cease and approximately $14.2 million of cash and marketable debt held by Kowon will eventually be remitted back to the U.S.; our expectation that revenue will be between $18 million and $22 million for 2013; our expectation that we will have a consolidated net loss in the range of $15 million to $19 million in 2013, excluding the gain resulting from the sale of our III-V product line which has been classified as a discontinued operation, if any,; our expectation that the U.S. government will significantly reduce funding for programs through which we sell high margin military products; our expectation that revenues from sales of defense related products to the U.S. government to decline approximately $8 million to $10 million in our 2013 fiscal year; our expectation that we will not achieve the milestones in the state grant from Massachusetts and our expectation that we will be required to repay the balance of such grant;our belief that a strengthening of the U.S. dollar could increase the price of our products in foreign markets; our expectation that we will not receive additional amounts from the sale of patents; our belief that our future success will depend primarily upon the technical expertise, creative skills and management abilities of our officers and key employees rather than on patent ownership; our belief that our extensive portfolio of patents, trade secrets and non-patented know-how provides us with a competitive advantage in the micro-display industry; our belief that our ability to develop innovative products based on our extensive materials science expertise enhances our opportunity to grow within our targeted markets; our belief that continued

introduction of new products in our target markets is essential to our growth; our expectation that our display products will benefit from further general technological advances in the design and production of integrated circuits and active matrix LCDs, resulting in further improvements in resolution and miniaturization; our belief that our manufacturing process offers greater miniaturization, reduced cost, higher pixel density, full color capability and lower power consumption compared to conventional active matrix LCD manufacturing approaches; our expectation not to pay cash dividends for the foreseeable future and to retain earnings for the development of our businesses; our expectation, based on current negotiations with our customers and certain contractual obligations, that the sales prices of certain products will decline in fiscal year 2013; our expectation that sales of our displays into the TWS program will decline significantly in 2013; our plan to base production and inventory levels based on internal forecasts of customer demands; our belief that the overall increase or decrease in the average sales price of our display products will be dependent on the sales mix of commercial and military display sales; our belief that the U.S. military will evaluate competitors' products for the next thermal weapon sight program; our expectation that we will expend between $2.0 and $3.0 million on capital expenditures over the next twelve months; our expectation that competition will increase; our belief that our display products are well suited for new applications such as reading e-mail and browsing the Internet using digital wireless devices and other consumer electronics devices; our belief that small form factor displays will be a critical component in the development of advanced wireless communications systems; our belief that one of the benefits of our display technology is the ability to produce high-resolution displays in small form factors; our belief that wireless handset makers are looking to create products that complement or eventually replace wireless handsets; our belief that general technological advances in the design and fabrication of integrated circuits, LCD technology and LCD manufacturing processes will allow us to continue to enhance our display product manufacturing process; our expectation that a significant market for new wireless communication devices, including personal entertainment systems, will develop; our belief that continued introduction of new products in our target markets is essential to our growth; our belief that our available cash resources will support our operations and capital needs for at least the next twelve months; our expectation that our interest income will decline in 2013; our expectation that we will not pay domestic federal taxes in the near term; our expectation that we will have taxes based on U.S. federal tax liabilities, on federal alternative minimum tax rules and on our foreign operations in 2013; our expectation that we will have a state tax provision in 2013; our expectation that the adoption of certain accounting standards will not have a material impact on our financial position or results of operations; our belief that our business is not disproportionately affected by climate change regulations; our belief that our operations have not been materially affected by inflation; and our belief that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations, and cash flows should not be material. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industries in which we operate, management's beliefs, and assumptions made by management. In addition, other written or oral statements, which constitute forward-looking statements, may be made by or on behalf of us. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “could”, “seeks”, “estimates”, and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements, whether as a result of new information, future events or otherwise. Factors that could cause or contribute to such differences in outcomes and results include, but are not limited to, those discussed below in Item 1A and those set forth in our other periodic filings filed with the Securities and Exchange Commission. Except as required by law, we do not intend to update any forward-looking statements even if new information becomes available or other events occur in the future.

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
In 2011, we began offering a headworn, voice and gesture controlled, hands-free cloud computing reference design that has an optical pod with a microdisplay which we refer to as Golden-i technology. Our plan is to license the Golden-i technology and sell the optical pod as a group or individually. The Golden-i technology encompasses a number of different technologies including but not limited to voice and gesture control, noise cancellation, and web browsing. Some of the technologies included in Golden-i we license from other companies. Customers may license only a subset of these technologies depending on whether they wish to develop a military, industrial or consumer product. We have entered into an agreement to license the Golden-i technology and know-how to a company that is developing an industrialized product which they announced in 2012 and anticipate offering in 2013. The license is exclusive for the industrial market; non-exclusive for certain other markets and prohibits sales to other markets. Under the terms of the license we will sell an optical pod which includes our display, optics and a back light. Sales of Golden-i technology enabled products in 2012 and 2011 were de minimis and were primarily to demonstrate the product concept. We do believe in successive years our ability to develop and expand the Golden-i technologies and to market and license the Golden-i technology will be important for our revenue growth and ability to achieve profitability. This is the first product that we have developed that has a significant software component. The markets the Golden-i technology can be used in already have a number of existing product offerings such as ruggedized lap-top computers and tablets. The companies that offer these products are significantly larger than we are. We expect to incur significant development and marketing costs in 2013 to commercialize the Golden-i technologies. We currently expect revenue of between $18 million and $22 million for fiscal year 2013, however our ability to forecast revenues derived from Golden-i technology which may significantly impact our results of operations is very limited. We currently expect to have a consolidated net loss in the range of $15 million to $19 million in 2013, excluding the gain, if any, resulting from the sale of our III-V product line which has been classified as a discontinued operation.
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
March 22, 2013

KOPIN CORPORATION

By:	/s/ Richard Sneider
Richard Sneider Chief Executive Officer, President and Director