Form 10-Q
period 2013-03-30
KOPIN CORP
filed 2013-05-09
CIK 771266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2013
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
Indicate the number of shares outstanding of each issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 3, 2013
Common Stock, par value $.01	66,316,210

Kopin Corporation

Part 1: FINANCIAL INFORMATION

Item 1:	Condensed Consolidated Financial Statements (Unaudited)
KOPIN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 30, 2013 (unaudited)	December 29, 2012
ASSETS
Current assets:
Cash and equivalents	$38,851,936	$27,135,387
Marketable debt securities, at fair value	98,612,717	65,349,962
Accounts receivable, net of allowance of $289,000 and $311,000 in 2013 and 2012, respectively	2,934,384	5,254,549
Accounts receivable from unconsolidated affiliates	87,644	84,780
Unbilled receivables	428,911	178,036
Inventory	4,757,286	5,789,753
Prepaid taxes	304,685	683,032
Prepaid expenses and other current assets	884,341	917,841
Current assets held for sale	—	21,573,729
Total current assets	146,861,904	126,967,069
Property, plant and equipment, net	6,948,694	8,486,406
Goodwill	684,788	684,789
Intangible assets, net	3,862,016	2,316,924
Other assets	22,235,778	8,607,882
Noncurrent assets held for sale	—	29,145,732
Total assets	$180,593,180	$176,208,802
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,106,207	$5,121,324
Accrued payroll and expenses	1,468,259	2,147,512
Accrued warranty	716,000	716,000
Billings in excess of revenue earned	1,064,919	1,220,395
Other accrued liabilities	3,231,469	2,563,797
Deferred tax liabilities	1,296,534	1,304,513
Current liabilities held for sale	—	7,102,895
Total current liabilities	10,883,388	20,176,436
Asset retirement obligations	303,998	322,477
Noncurrent liabilities held for sale	—	623,979
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $.01 per share: authorized, 3,000 shares; none issued	—	—
Common stock, par value $.01 per share: authorized, 120,000,000 shares; issued 76,207,695 shares in 2013 and 75,979,695 shares in 2012; outstanding 63,935,508 shares in 2013 and 63,835,508 shares in 2012	737,966	736,966
Additional paid-in capital	319,192,748	318,928,495
Treasury stock 9,861,139 shares in 2013 and 2012, at cost	(34,450,978)	(34,450,978)
Accumulated other comprehensive income	4,921,414	6,512,792
Accumulated deficit	(121,359,786)	(142,993,595)
Total Kopin Corporation stockholders’ equity	169,041,364	148,733,680
Noncontrolling interest	364,430	6,352,230
Total stockholders’ equity	169,405,794	155,085,910
Total liabilities and stockholders’ equity	$180,593,180	$176,208,802

See notes to condensed consolidated financial statements

KOPIN CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 30, 2013	March 31, 2012
Revenues:
Net product revenues	$5,568,023	$10,403,226
Research and development revenues	751,061	462,804
	6,319,084	10,866,030
Expenses:
Cost of product revenues	5,964,409	7,148,508
Research and development	4,247,556	3,002,215
Selling, general and administration	5,749,113	4,209,389
	15,961,078	14,360,112
Loss from operations	(9,641,994)	(3,494,082)
Other income and expense:
Interest income	310,437	232,363
Other income, net	(177,168)	59,162
Foreign currency transaction gains (losses)	220,708	(112,109)
Gain on sale of investments	—	856,170
Impairment of cost based investment	(2,485,393)	—
	(2,131,416)	1,035,586
Loss before benefit (provision) for income taxes, equity loss in unconsolidated affiliate and net loss (income) attributable to noncontrolling interest	(11,773,410)	(2,458,496)
Tax benefit (provision)	13,040,000	(97,400)
Income (loss) before equity loss in unconsolidated affiliate and net loss (income) attributable to noncontrolling interest	1,266,590	(2,555,896)
Equity loss in unconsolidated affiliate	(99,088)	(156,295)
Income (loss) from continuing operations	1,167,502	(2,712,191)
Income from discontinued operations, net of tax	20,196,888	245,700
Net income (loss)	21,364,390	(2,466,491)
Net loss (income) attributable to the noncontrolling interest	269,419	(111,236)
Net income (loss) attributable to the controlling interest	$21,633,809	$(2,577,727)
Net income (loss) per share
Basic:
Continuing operations	$0.02	$(0.04)
Discontinued operations	0.32	—
Net income (loss) per share	$0.34	$(0.04)
Diluted:
Continuing operations	$0.02	$(0.04)
Discontinued operations	0.32	—
Net income (loss) per share	$0.34	$(0.04)
Weighted average number of common shares
Basic	63,935,508	64,225,456
Diluted	63,935,508	64,225,456
See notes to condensed consolidated financial statements

KOPIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended
	March 30, 2013	March 31, 2012
Net income (loss)	$21,364,390	$(2,466,491)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(611,719)	1,053,379
Unrealized holding gain on marketable securities	201,192	1,579,381
Reclassifications of gains in net income (loss)	(3,282)	(495,659)
Other comprehensive (loss) income	$(413,809)	$2,137,101
Comprehensive income (loss)	20,950,581	(329,390)
Comprehensive gain (loss) attributable to the noncontrolling interest	317,179	(251,248)
Comprehensive income (loss) attributable to controlling interest	$21,267,760	$(580,638)
See notes to condensed consolidated financial statements

KOPIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Kopin Corporation Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance, December 29, 2012	73,696,644	$736,966	$318,928,495	$(34,450,978)	$6,512,792	$(142,993,595)	$148,733,680	$6,352,230	$155,085,910
Stock-based compensation	—	—	1,296,832	—	—	—	1,296,832	—	1,296,832
Vesting of restricted stock	100,000	1,000	(1,000)	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	(366,049)	—	(366,049)	(47,760)	(413,809)
Sale of III-V product line	—	—	—	—	(1,580,629)	—	(1,580,629)	(2,673,051)	(4,253,680)
Acquisition of noncontrolling interest in Kowon	—	—	(1,020,130)	—	355,300	—	(664,830)	(2,997,570)	(3,662,400)
Restricted stock for tax withholdings obligations	—	—	(11,449)	—	—	—	(11,449)	—	(11,449)
Net income	—	—	—	—	—	21,633,809	21,633,809	(269,419)	21,364,390
Balance, March 30, 2013	73,796,644	$737,966	$319,192,748	$(34,450,978)	$4,921,414	$(121,359,786)	$169,041,364	$364,430	$169,405,794
See notes to condensed consolidated financial statements

KOPIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
	March 30, 2013	March 31, 2012
Cash flows from operating activities:
Net income (loss)	$21,364,390	$(2,466,491)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	1,095,202	2,526,918
Amortization of premium or discount on marketable debt securities	(29,025)	(82,424)
Stock-based compensation	1,505,832	1,084,057
Net gain on investment transactions	—	(856,170)
Loss in unconsolidated affiliate	99,088	156,295
Impairment of cost based investment	2,485,393	—
Gain from sale of III-V product line	(33,452,176)	—
Deferred income taxes	40,700	281,226
Foreign currency (gains) losses	(201,532)	198,344
Change in allowance for bad debt	(18,508)	(67,758)
Other non-cash items	189,224	350,770
Changes in assets and liabilities:
Accounts receivable	3,595,929	2,587,333
Inventory	1,100,241	(1,270,343)
Prepaid expenses and other current assets	288,901	75,591
Accounts payable and accrued expenses	(1,177,857)	(3,124,717)
Billings in excess of revenue earned	(155,476)	(21,634)
Net cash used in operating activities	(3,269,674)	(629,003)
Cash flows from investing activities:
Proceeds from sale of marketable debt securities	6,604,744	14,446,777
Purchase of marketable debt securities	(39,720,697)	(10,440,958)
Proceeds from sale of III-V product line	55,000,000	—
Cash paid to acquire Ikanos, net of cash acquired	—	(1,249,784)
Cash paid to acquire FDD, net of cash acquired	—	94,351
Purchases of cost based investments	(2,750,278)	—
Proceeds from sale of investments	—	856,170
Other assets	—	111,739
Capital expenditures	(307,930)	(1,775,988)
Net cash provided by investing activities	18,825,839	2,042,307
Cash flows from financing activities:
Treasury stock purchases	—	(1,272,037)
Purchase of noncontrolling interest in Kowon	(3,662,400)	—
Settlement of restricted stock for tax withholding obligations	(11,449)	—
Net cash used in financing activities	(3,673,849)	(1,272,037)
Effect of exchange rate changes on cash	(165,767)	155,389
Net increase in cash and equivalents	11,716,549	296,656
Cash and equivalents:
Beginning of period	27,135,387	43,095,163
End of period	$38,851,936	$43,391,619
Supplemental disclosure of cash flow information:
Income taxes paid	$113,700	$163,000
Supplemental schedule of noncash investing activities:
Construction in progress included in accrued expenses	$—	526,000
Non-cash proceeds from sale of III-V product line	$14,800,000	$—

See notes to condensed consolidated financial statements

KOPIN CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. BASIS OF PRESENTATION
The accompanying condensed consolidated financial statements include the accounts of Kopin Corporation, its wholly-owned subsidiaries, Kowon Technology Co., Ltd. (Kowon), a majority owned (93%)  subsidiary located in Korea, and Ikanos Consulting Ltd. (Ikanos) a (51%) owned subsidiary located in the United Kingdom (collectively the “Company”). Ownership interests of Kowon and Ikanos not attributable to the Company are referred to as noncontrolling interests. All intercompany transactions and balances have been eliminated. The condensed consolidated financial statements for the three months ended March 30, 2013 and March 31, 2012 are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. These condensed consolidated financial statements should be read in conjunction with the Company’s financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 29, 2012. On January 16, 2013, the Company sold its investment in Kopin Taiwan Corp (KTC). See Note 2.
During the first quarter of 2013, the Company paid approximately $3.7 million to acquire an additional 15% ownership in its Kowon subsidiary. The Company closed its Kowon facility during the quarter ended March 30, 2013. The closure of this facility does not meet the criteria for assets held for sale based on the Company's anticipated duration to sell the facility. The Company will continue to assess its presentation of the Kowon facility.
The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for any other interim period or for a full fiscal year.
In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.  ASU No. 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under United States Generally Accepted Accounting Principles (U.S. GAAP) to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. ASU No. 2013-02 is effective for reporting periods beginning after December 15, 2012. The Company adopted this ASU on December 30, 2012 with no impact on its financial statements.

During the three months ended March 30, 2013, the change in the Company's accumulated other comprehensive income was the net of ($0.4) million cumulative translation adjustment, $0.2 million unrealized holding gains on marketable securities and ($1.5) million related to the sale of its III-V product line and $0.4 million related to its acquisition of additional noncontrolling interest in Kowon.

Immaterial Restatement
During the second quarter of 2012, the Company identified an error in the calculation of intercompany profit elimination in inventory for prior periods. While the Company believes the correction of this error is not material to its previously issued historical consolidated financial statements, the Company has restated certain balances within the condensed consolidated statements of operations and comprehensive income and the condensed consolidated statements of cash flows for the three months ended March 31, 2012.

The effects of this restatement and the reclassification of certain amounts into discontinued operations on the consolidated statements of operations for the three months ended March 31, 2012 are as follows (in thousands):

	Three months ended March 31, 2012
	As previously reported	Corrections	Reclassifications from Discontinued Operations	As reclassified and restated
Cost of product revenues	$17,398	$562	$(10,811)	$7,149
Loss from operations	(2,377)	(562)	(555)	(3,494)
Loss before provision for income taxes, and equity losses in unconsolidated affiliate and net (income) loss of noncontrolling interest	(1,432)	(562)	(464)	(2,458)
Tax provision	(468)	152	219	(97)
Loss before equity losses in unconsolidated affiliate and net (income) loss of noncontrolling interest	(1,900)	(410)	(246)	(2,556)
Net loss from continuing operations *	(2,056)	(410)	(246)	(2,712)
Net income from discontinued operations	—	—	246	246
Net (income) loss attributable to the noncontrolling interest	(152)	40	—	(111)
Net loss attributable to the controlling interest	(2,208)	(370)	—	(2,578)
Net loss per share:
Basic
Loss from continuing operations	$(0.03)	$(0.01)	$—	$(0.04)
Income from discontinued operations	$—	$—	$—	$—
Diluted
Loss from continuing operations	$(0.03)	$(0.01)	$—	$(0.04)
Income from discontinued operations	$—	$—	$—	$—
Weighted average number of common shares:
Basic	64,225			64,225
Diluted	64,225			64,225
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

2. Discontinued Operations
On January 16, 2013 (the Closing Date) the Company sold its III-V product line, including all of the outstanding equity interest in KTC Wireless, LLC, a wholly owned subsidiary of the Company that held the Company's investment in KTC, to IQE KC, LLC (IQE) and IQE plc (Parent, and collectively with IQE, the Buyer) pursuant to a Purchase Agreement (the Purchase Agreement) entered into on January 10, 2013 for an aggregate purchase price of approximately $75 million, subject to certain adjustments, including working capital adjustments and escrow (the Sale). Of the total consideration, $55 million was paid to the Company in January 2013 and $5 million was held in escrow pending a final determination of the working capital on the Closing Date. The Company estimated that the net purchase price after the working capital adjustments are made will be approximately $70.2 million and the gain on sale, net of tax is $20.4 million. Under the terms of the Purchase Agreement the remaining $15 million will be paid to the Company on the third anniversary of the Closing Date. Payment of the $15 million is also secured by liens on certain assets of the business sold. The Company has recorded the $15.0 million receivable at the discounted value of $14.8 million which is included in Other Assets on the condensed consolidated balance sheet.
The operating results of the III-V product line prior to the sale are reported within income from discontinued operations, net of tax, in the consolidated statement of operations. The assets and liabilities associated with the III-V product line are presented as current assets held for sale, noncurrent assets held for sale, current liabilities held for sale and noncurrent liabilities held for sale in the Consolidated Balance Sheet as of December 29, 2012.
The following table summarizes the results from discontinued operations (in millions):

	Three months ended
	March 30, 2013	March 31, 2012
Net product and research and development revenues	$2.3	$14.4
Income from discontinued operations before income taxes	(0.2)	0.4
Provision for income taxes on discontinued operations	—	(0.2)
Discontinued operations, net of tax	$(0.2)	$0.2
Gain on sale, net of $13.1 million of tax	20.4	—
Income from discontinued operations, net of tax	$20.2	$0.2

3. CASH AND EQUIVALENTS AND MARKETABLE SECURITIES
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
The Company uses the specific identification method as a basis for determining cost and calculating realized gains and losses with respect to marketable debt securities. The gross gains and losses realized related to sales and maturities of marketable debt securities were not material during the three months ended March 30, 2013 and the year ended December 29, 2012.
Investments in available-for-sale marketable debt securities are as follows at March 30, 2013 and December 29, 2012:

	Amortized Cost		Unrealized Gains		Unrealized Losses		Fair Value
	2013	2012	2013	2012	2013	2012	2013	2012
U.S. government and agency backed securities	$74,528,373	$38,074,136	$500,297	$508,820	$—	$—	$75,028,670	$38,582,956
Corporate debt and certificates of deposit	23,764,197	27,031,866	—	—	(180,150)	(264,860)	23,584,047	26,767,006
Total	$98,292,570	$65,106,002	$500,297	$508,820	$(180,150)	$(264,860)	$98,612,717	$65,349,962
The contractual maturity of the Company’s marketable debt securities is as follows at March 30, 2013:

	Less than One year	One to Five years	Greater than Five years	Total
U.S. government and agency backed securities	$14,006,940	$48,432,076	$12,589,654	$75,028,670
Corporate debt and certificates of deposit	17,037,866	5,599,931	946,250	23,584,047
Total	$31,044,806	$54,032,007	$13,535,904	$98,612,717
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
The Company further estimates the amount of OTTI resulting from a decline in the credit worthiness of the issuer (credit-related OTTI) and the amount of non credit-related OTTI. Noncredit-related OTTI can be caused by such factors as market illiquidity. Credit-related OTTI is recognized in earnings while noncredit-related OTTI on securities not expected to be sold is recognized in other comprehensive loss. The Company did not record an OTTI for the three months ended March 30, 2013 and March 31, 2012.

4. FAIR VALUE MEASUREMENTS
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
The following table details the fair value measurements of the Company’s financial assets:

		Fair Value Measurement at March 30, 2013 Using:
		Level 1	Level 2	Level 3
Money Markets, Cash and Equivalents	$38,851,936	$38,851,936	$—	$—
U.S. Government Securities	75,028,670	51,997,652	23,031,018	—
Corporate Debt	9,283,221	—	9,283,221	—
Certificates of Deposit	14,300,826	—	14,300,826	—
WIN Semiconductor Corp.	1,429,020	1,429,020	—	—
Advanced Wireless Semiconductor Company	1,678,467	1,678,467	—	—
	$140,572,140	$93,957,075	$46,615,065	$—

		Fair Value Measurement at December 29, 2012 Using:
		Level 1	Level 2	Level 3
Money Markets, Cash and Equivalents	$27,135,387	$27,135,387	$—	$—
U.S. Government Securities	38,582,956	17,576,878	21,006,078	—
Corporate Debt	11,095,227	—	11,095,227	—
Certificates of Deposit	15,671,779	—	15,671,779	—
WIN Semiconductor Corp.	1,410,388	1,410,388	—	—
Advanced Wireless Semiconductor Company	1,764,657	1,764,657	—	—
	$95,660,394	$47,887,310	$47,773,084	$—

The corporate debt consists of floating rate notes with a maturity that is over multiple years but has interest rates which are reset every three months based on the then current three month London Interbank Offering Rate (three month Libor). The Company determines the fair market values of these corporate debt instruments through the use of a model which incorporates the three month Libor, the credit default swap rate of the issuer and the bid and ask price spread of the same or similar investments which are traded on several markets.
The carrying amounts of cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value because of their short-term nature.  If accrued liabilities were carried at fair value, these would be classified as Level 2 in the fair value hierarchy.
5. INVENTORY
Inventory is stated at the lower of cost (determined on the first-in, first-out) or market and consists of the following at March 30, 2013 and December 29, 2012:

	March 30, 2013	December 29, 2012
Raw materials	$1,220,176	$2,540,497
Work-in-process	2,495,325	1,880,202
Finished goods	1,041,785	1,369,054
	$4,757,286	$5,789,753

6. NET INCOME (LOSS) PER SHARE
Basic net income (loss) per share is computed using the weighted average number of shares of common stock outstanding during the period less any non-vested restricted shares. Diluted earnings per common share, if applicable, is calculated using weighted average shares outstanding and contingently issuable shares, less weighted average shares reacquired during the period. The net outstanding shares are adjusted for the dilutive effect of shares issuable upon the assumed conversion of the Company’s common stock equivalents, which consist of outstanding stock options and unvested restricted stock units.
Weighted average common shares outstanding used to calculate earnings per share are as follows:

	Three Months Ended
	March 30, 2013	March 31, 2012
Weighted average common shares outstanding-basic	63,935,508	64,225,456
Stock options and non-vested restricted common stock	—	—
Weighted average common shares outstanding-diluted	63,935,508	64,225,456
The following were not included in weighted average common shares outstanding-diluted because they are anti-dilutive or performance conditions have not been met at the end of the period.

	March 30, 2013	March 31, 2012
Non-vested restricted common stock	2,411,048	822,715
Stock options	981,505	1,764,225
Total	3,392,553	2,586,940

7. STOCK-BASED COMPENSATION
The fair value of stock option awards is estimated on the date of grant using the Black-Scholes-Merton option-pricing model. There were no stock options granted in the three month period ended March 30, 2013, or in fiscal year 2012. The fair value of non-vested restricted common stock awards is generally the market value of the Company’s common stock on the date of grant. The non-vested common stock awards require the employee to fulfill certain obligations, including remaining employed by the Company for one, two or four years (the vesting period) and in certain cases also require meeting either performance criteria or the Company’s stock achieving a certain price. The performance criteria primarily consist of the achievement of the Company’s annual incentive plan goals. For non-vested restricted common stock awards which solely require the recipient to remain employed with the Company, the stock compensation expense is amortized over the anticipated service period. For non-vested restricted common stock awards which require the achievement of performance criteria, the Company reviews the probability of achieving the performance goals on a periodic basis. If the Company determines that it is probable that the performance criteria will be achieved, the amount of compensation cost derived for the performance goal is amortized over the service period. If the performance criteria are not met, no compensation cost is recognized and any previously recognized compensation cost is reversed. The Company recognizes compensation costs on a straight-line basis over the requisite service period for time-vested awards.
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
A summary of award activity under the stock option plans as of March 30, 2013 and changes during the three month period is as follows (all options were vested as of March 30, 2013):

	Three months ended March 30, 2013
	Shares	Weighted Average Exercise Price
Balance, December 29, 2012	983,680	$5.26
Options forfeited/canceled	(2,175)	4.23
Options exercised	—	—
Balance, all exercisable, March 30, 2013	981,505	$5.26
The following table summarizes information about stock options outstanding and exercisable at March 30, 2013:

	Options Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding and Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$ 0.01—$ 3.50	130,000	3.00	$3.49
$ 3.75—$ 4.82	213,900	2.00	3.76
$ 5.00—$ 8.03	537,605	1.23	5.41
$10.00—$10.00	100,000	2.00	10.00
	981,505	1.71	$5.26
Aggregate intrinsic value on March 30, 2013	$27,750
The Company has a warrant outstanding to purchase 200,000 shares of the Company’s stock for $3.49 per share.
Non-Vested Restricted Common Stock
A summary of the activity for non-vested restricted common stock awards as of March 30, 2013 and changes during the three month period is presented below:

	Shares	Weighted Average Grant Fair Value
Balance, December 29, 2012	2,283,048	$4.76
Granted	300,000	3.33
Forfeited	(172,000)	4.03
Vested	—	—
Balance, March 30, 2013	2,411,048	$4.64
Stock-Based Compensation
The following table summarizes stock-based compensation expense within each of the categories below as it relates to non-vested restricted common stock awards for the three months ended March 30, 2013 and March 31, 2012 (no tax benefits were recognized):

	Three Months Ended
	March 30, 2013	March 31, 2012
Cost of product revenues	$54,103	$87,098
Research and development	52,615	64,655
Selling, general and administrative	1,399,114	867,852
Total	$1,505,832	$1,019,605
Total unrecognized compensation expense for non-vested restricted common stock as of March 30, 2013 totals $4.4 million and is expected to be recognized over a weighted average period of 2 years.

8. OTHER ASSETS AND AMOUNTS DUE TO / FROM AFFILIATES
Marketable Equity Securities
As of March 30, 2013 and December 29, 2012, the Company had an investment in AWSC, with a fair market value of $1.7 million and $1.8 million, respectively and an adjusted cost basis of $0.7 million and $0.7 million, respectively. One of the Company’s directors is a director of AWSC and several directors of the Company own amounts ranging from 0.1% to 0.5% of the outstanding stock of AWSC.
As of March 30, 2013 and December 29, 2012, the Company had an investment in WIN, with a fair market value of $1.4 million and an adjusted cost basis of $0.
AWSC and WIN are listed on the Gre Tai Securities Exchange in Taiwan. The Company determines the fair market value of these investments based on the quoted prices from this exchange.
Non-Marketable Securities—Equity Method Investments
The Company has an approximate 12% ownership interest in KoBrite at March 30, 2013. The Company accounts for its interest using the equity method and at March 30, 2013 the carrying value of the investment was $1.7 million. One of the Company’s directors, who is the chairman of KTC, is a member of the Board of Directors of Bright LED, principal investor of KoBrite.
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
Summarized income statements for the three month period ended March 31, 2012 include the results of both KoBrite for the three month periods ended December 31, 2011 (KoBrite's results are recorded one quarter in arrears) and Ikanos for the three month period ended March 31, 2012 and summarized income statements for the three month period ended March 30, 2013 include KoBrite's results for the three month period ended December 29, 2012 as follows:

	Three Months Ended
	March 30, 2013	March 31, 2012
Revenue	$1,063,000	$1,745,000
Gross margin	(565,000)	(232,000)
Loss from operations	(987,000)	(778,000)
Net loss	$(844,000)	$(1,311,000)
In 2012, the Company acquired a 5% interest in a private company for $1.0 million and in January of 2013 the Company acquired an additional 10% for $900,000. If the private company achieves certain development milestones, the Company is obligated to acquire an additional 7.5% interest in the private company for a total of $1.9 million. In addition, for an eight month period after the achievement of all of the development milestones, the Company has the right to acquire an additional 10% interest in the private company for an additional $2.0 million or the private company can require the Company to purchase an additional 25% interest for an additional $2.0 million. As of March 30, 2013, the Company is accounting for its investment using the cost method.
During the quarter, the Company acquired four patents for $1.8 million and hired the patents' inventor. Upon commencement of employment the Company issued to the employee 400,000 shares of the Company's common stock, of which 100,000 shares were immediately vested and 300,000 shares will vest upon the achievement of certain milestones.
In April 2013, the Company acquired 51% of a private company for $400,000. The Company has an option to acquire an additional 25% of the Company for $200,000. In connection with the investment, the Company entered into a development agreement with the investee under which the Company will make payments to the investee of up to $2.1 million if certain milestones are achieved.
During the three months ended March 30, 2013 the Company recorded an impairment of $2.5 million related to the write-off a cost based investment.

9. ACQUISITION OF IKANOS
During the three months ended March 31, 2012 the Company acquired a 25% interest in Ikanos, a private company, for $0.7 million and accounted for its interest using the equity method of accounting. On July 10, 2012 the Company purchased an additional 70,748 newly issued shares of Ikanos common stock for approximately $2.5 million, from Ikanos (the "Transaction"). As a result of this transaction and the Company's previous investment in Ikanos, the Company owns approximately 51% of the now outstanding stock of Ikanos. The remaining 49% is held by other investors and employees of Ikanos. The Company began consolidating Ikanos on July 1, 2012.
The results of operations of the Ikanos acquisition have been included in the consolidated statements of operations from the time the Company assumed majority ownership, approximately July 1, 2012.
The unaudited pro forma financial results for the three month period ended March 31, 2012 combine the unaudited historical results of the Company along with the unaudited historical results of Ikanos. The results include the effects of unaudited pro forma adjustments as if Ikanos was acquired on January 1, 2012 (the first day of the Company's fiscal year 2012). There were no material nonrecurring pro forma adjustments in the calculation of revenue or earnings. The pro forma financial results presented below do not include any anticipated synergies or other expected benefits of the acquisition. These results are presented for informational purposes only and are not necessarily indicative of future operations.

The Company finalized its purchase accounting for the acquisition in the quarter ended March 30, 2013.  There were no changes to the provisional balances as of December 29, 2012.

Three Months Ended March 30, 2012
Revenues	$11,060,000
Net loss	(2,557,000)
10. ACCRUED WARRANTY
The Company warrants its products against defect for 12 months. A provision for estimated future costs and estimated returns for credit relating to warranty is recorded in the period when product is shipped and revenue recognized, and is updated as additional information becomes available. The Company’s estimate of future costs to satisfy warranty obligations is based primarily on historical warranty expense experienced and a provision for potential future product failures. Changes in the accrued warranty for the three months ended March 30, 2013 are as follows:

Beginning Balance, December 29, 2012	$716,000
Additions	143,000
Claim and reversals	(143,000)
Ending Balance, March 30, 2013	$716,000
11. INCOME TAXES
The Company’s tax benefit of approximately $13.0 million for the three months ended March 30, 2013, represents an intraperiod tax allocation related to the Company's discontinued operations. The income tax provision of $97,400 for the corresponding period in 2012, represents state income taxes and foreign tax expenses, which are partially offset by tax credits.
For the three months ended March 30, 2013, the gain shown in income from discontinued operations, net of tax in the condensed consolidated statement of operations is net of an estimated $13.1 million of federal taxes resulting from the gain on the sale of the III-V product line and investment in KTC. The Company has federal net operating loss carryforwards which may be used to offset the gain on the sale of the III-V product line and investment in KTC. The federal tax benefit from the utilization of the net operating losses is shown in the Company's tax provision in the condensed consolidated statement of operations. Included in the purchase price of the III-V product line and the investment in KTC is a $15.0 million note receivable which is due in three years, which provides the Company with alternative tax treatments in computing the taxes associated with the transaction. The Company has until the end of its fiscal year to make a final determination on the tax treatment of the transaction and accordingly the final taxes and the amount of net operating loss carryforward utilized may change.

In accordance with U.S. GAAP, intraperiod tax allocation provisions require allocation of a tax expense to the gain on discontinued operations based upon the Company's statutory tax rate.  The Company has net operating loss (NOL) carryforwards available to offset the tax expense.  The benefit of these NOLs is reflected in the tax benefit from continuing operations.  Accordingly, the Company has recorded a tax expense in discontinued operations and a benefit in continuing operations of $13.1 million.
As of March 30, 2013, the Company has available for tax purposes U.S. federal NOLs of $15.3 million expiring through 2032. The Company has recognized a full valuation allowance on its domestic and certain foreign net deferred tax assets due to the uncertainty of realization of such assets. The Company has not historically recorded, nor does it intend to record the tax benefits from stock awards until realized. Unrecorded benefits from stock awards approximate $13.0 million.
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
12. SEGMENTS AND GEOGRAPHICAL INFORMATION
The Company’s chief operating decision maker is its Chief Executive Officer. During the period ended March 30, 2013, the Company transferred the manufacturing operations of Kowon to the Company's manufacturing facility in the United States and sold its III-V product line including its investment in KTC. As a result of these transactions the Company has reorganized its operations to align with its new strategy to primarily focus on developing our body-worn voice activated and gesture controlled cloud computing systems and display products. Accordingly, the Company has determined it has one reportable segment and the segment information for the prior periods presented has been recast to reflect the change in reportable segments.
During the three month periods ended March 30, 2013 and March 31, 2012, the Company derived its sales from the following geographies (as a percentage of net revenues):

	Three Months Ended
	March 30, 2013	March 31, 2012
Asia-Pacific	27%	19%
Americas	63%	78%
Europe	10%	3%
Total Revenues	100%	100%

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
Forward Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995, including, without limitation, statements made relating to our expectation that we will continue to pursue other U.S. government development contracts for applications that relate to our commercial product applications; our expectation that we will prosecute and defend our proprietary technology aggressively; our belief that it is important to retain personnel with experience and expertise relevant to our business; our belief that our products are targeted towards markets that are still developing and our competitive strength is creating new technologies; our belief that it is important to invest in research and development to achieve profitability even during periods when we are not profitable; our belief that we are a leading developer and manufacturer of advanced miniature displays; our belief that our products enable our customers to develop and market an improved generation of products; our belief that that the technical nature of our products and markets demands a commitment to close relationships with our customers; our belief that our Golden-i technology will provide for increased worker productivity, safety and improved manufacturing quality; our belief that our ability to develop and expand the Golden-i technologies and to market and license the Golden-i technology will be important for our revenue growth and ability to achieve profitability; our expectation that we will incur significant development and marketing costs in 2013 to commercialize the Golden-i technologies; our belief that we have an opportunity to position ourselves in the growing wearable cloud computing market; our statement that we may make equity investments in companies; our expectation that KoBrite will incur additional losses in the near term; our expectation that the operations at our Korean facility, Kowon, will cease and approximately $13.7 million of cash and marketable debt held by Kowon will eventually be remitted back to the U.S.; our expectation that revenue will be between $18 million and $22 million for 2013; our expectation that we will have a consolidated net loss in the range of $15 million to $19 million in 2013, excluding the gain on our sale of our III-V product line and our investment in KTC; our expectation that the U.S. government will significantly reduce funding for programs through which we sell high margin military products; our expectation that revenues from sales of defense related products to the U.S. government will decline to approximately $8 million to $10 million in our 2013 fiscal year; our expectation that we will not achieve the milestones in the state grant from Massachusetts and our expectation that we will be required to repay the balance of such grant; our belief that a strengthening of the U.S. dollar could increase the price of our products in foreign markets; our expectation that we will not receive additional amounts from the sale of patents; our belief that our future success will depend primarily upon the technical expertise, creative skills and management abilities of our officers and key employees rather than on patent ownership; our belief that our extensive portfolio of patents, trade secrets and non-patented know-how provides us with a competitive advantage in the micro-display industry; our belief that our ability to develop innovative products based on our extensive materials science expertise enhances our opportunity to grow within our targeted markets; our belief that continued introduction of new products in our target markets is essential to our growth; our expectation that our display products will benefit from further general technological advances in the design and production of integrated circuits and active matrix LCDs, resulting in further improvements in resolution and miniaturization; our belief that our manufacturing process offers greater miniaturization, reduced cost, higher pixel density, full color capability and lower power consumption compared to conventional active matrix LCD manufacturing approaches; our expectation not to pay cash dividends for the foreseeable future and to retain earnings for the development of our businesses; our expectation, based on current negotiations with our customers and certain contractual obligations, that the sales prices of certain products will decline in fiscal year 2013; our expectation that sales of our displays into the TWS program will decline significantly in 2013; our plan to base production and inventory levels based on internal forecasts of customer demands; our belief that the overall increase or decrease in the average sales price of our display products will be dependent on the sales mix of commercial and military display sales; our belief that the U.S. military will evaluate competitors' products for the next thermal weapon sight program; our expectation that we will expend between $2.0 and $3.0 million on capital expenditures over the next twelve months; our expectation that competition will increase; our belief that our display products are well suited for new applications such as reading e-mail and browsing the Internet using digital wireless devices and other consumer electronics devices; our belief that small form factor displays will be a critical component in the development of advanced wireless communications systems; our belief that one of the benefits of our display technology is the ability to produce high-resolution displays in small form factors; our belief that wireless handset makers are looking to create products that complement or eventually replace wireless handsets; our belief that general technological advances in the design and fabrication of integrated circuits, LCD technology and LCD manufacturing processes will allow us to continue to enhance our display product manufacturing process; our expectation that a significant market for new wireless communication devices, including personal entertainment systems, will develop; our belief that continued introduction of new products in our target markets is essential to our growth; our belief that our available cash resources will support our operations and capital needs for at least the next twelve months; our expectation that our interest income will decline in 2013; our expectation that we will not pay domestic federal taxes in the near term; our expectation that we will have taxes based on U.S. federal tax liabilities, on federal alternative minimum tax rules and on our foreign operations in 2013; our expectation that we will have a state tax provision in 2013; our expectation that the adoption of certain accounting standards will not have a material impact on our financial position or results of operations; our belief that our business is not disproportionately affected by climate change regulations; our belief that our operations have not been materially affected by inflation; and our belief that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations, and cash flows should not be material. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industries in which we operate, management's beliefs, and assumptions made by management. In addition, other written or oral statements, which constitute forward-looking statements, may be made by or on behalf of us. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “could”, “seeks”, “estimates”, and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements, whether as a result of new information, future events or otherwise. Factors that could cause or contribute to such differences in outcomes and results include, but are not limited to, those discussed below in Item 1A and those set forth in our other periodic filings filed with the Securities and Exchange Commission. Except as required by law, we do not intend to update any forward-looking statements even if new information becomes available or other events occur in the future.

Critical Accounting Policies
Management's discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. We continually evaluate our estimates used in the preparation of our financial statements, including those related to revenue recognition under the percentage of completion method, bad debts, inventories, warranty reserves, investment valuations, valuation of stock compensation awards and recoverability of deferred tax assets. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not apparent from other sources. Actual results will most likely differ from these estimates. Further detail regarding our critical accounting policies can be found in “Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 29, 2012.
Business Matters
On January 16, 2013 (the Closing Date), we completed the sale of our III-V product line, including all of the outstanding equity interest in KTC Wireless, LLC, a wholly-owned subsidiary that held our investment in Kopin Taiwan Corporation (KTC), to IQE KC, LLC (IQE) and IQE plc (Parent, and collectively with IQE, the Buyer). The aggregate purchase price was approximately $70 million of which $15 million will be paid to us on the third anniversary of the Closing Date. We have discounted the $15 million and recorded the amount due at $14.8 million.
During the first quarter of 2013, we paid approximately $3.7 million to acquire an additional 15% ownership in its Kowon subsidiary. We closed our Kowon facility during the quarter ended March 30, 2013. The closure of this facility does not meet the criteria for assets held for sale based on our anticipated duration to sell the facility. We will continue to assess our presentation of the Kowon facility.
We were incorporated in Delaware in 1984 and are a leading developer of body-worn voice activated and gesture controlled cloud computing systems and display products. Our technologies are used to create hands-free voice and gesture controlled wireless computing systems primarily worn on the head that include an optical pod featuring our proprietary miniature flat panel displays. Our systems include both commercially available software packages such as Microsoft Windows CE, Nuance Dragon NaturallySpeaking and Hillcrest Labs as well as our proprietary operating, noise cancellation and speech enhancement software. The systems we create are concept designs which we license to customers who wish to develop industrial and military products for sale to end customers. We licensed our first concept design in 2010 and our customer anticipates shipping products based on our technology in 2013. Through 2012 our revenues from licensing our Golden-i technologies has been de minimis.
Our display products consist of miniature, high performance, high resolution displays either sold separately or in various configurations with optical lenses and electronics contained in either plastic or metal housings. Current applications which include our miniature, high performance, high resolution display products are military devices, such as thermal weapon sights, and consumer devices such as digital cameras; devices that are capable of accessing the Internet using digital wireless devices and viewing data or video from other consumer electronics devices such as wireless handsets. When our display products are configured as spatial light modulators, the applications include industrial equipment for 3D Automated Optical Inspection and cinematography cameras.
We have two principal sources of revenues: product revenues and research and development (R&D) revenues. For the three months ended March 30, 2013, R&D revenues were $0.8 million or 12% of total revenues. This contrasted with $0.5 million, or 4% of total revenues, for the corresponding period in 2012.

 Results of Operations
The three month periods ended March 30, 2013 and March 31, 2012 are referred to as 2013 and 2012, respectively. The year ended period December 29, 2012 is referred to as fiscal year 2012.
Revenues. For the three month periods ended March 30, 2013 and March 31, 2012, our revenues, which include product sales and amounts earned from research and development contracts, were as follows (in millions):

	Three Months Ended
Display Revenues by Category (in millions )	March 30, 2013	March 31, 2012
Military Applications	$2.6	$7.6
Consumer Electronic Applications	2.9	2.8
Research & Development	0.8	0.5
Total	$6.3	$10.9
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
The increase in the Consumer Electronic Applications and other category is the result of an increase in sales of our products for digital still cameras. Our ability to forecast our revenues in this category is very difficult as sales of our product ultimately depend on how successful our customers are in promoting their digital still camera models. There are many digital still camera models offered by a number of large consumer electronics companies and it is a very competitive product category. In addition, we typically rebid to win this business each year. The increase in Research and Development revenues is the result of an increase in funding from the U.S. government. We are unable to predict the amount of funding for research and development by the U.S. government as it addresses its fiscal deficit issues.
In 2011, we began offering a headworn, voice and gesture controlled, hands-free cloud computing concept design that has an optical pod with a microdisplay. Our plan is to license concept designs and sell the optical pod. The concept design encompasses a number of different technologies including but not limited to voice and gesture control, noise cancellation, and web browsing. Some of the technologies included in the concept design we license from other companies. Customers may license only a subset of these technologies depending on whether they wish to develop a military, industrial or consumer product. We have entered into an agreement to license technology concept design and know-how to a company that is developing an industrialized product which they announced in 2012 and anticipate offering in 2013. The license is exclusive for the industrial market; non-exclusive for certain other markets and prohibits sales to other markets. Under the terms of the license we will sell an optical pod which includes our display, optics and a back light. License revenues and sales of components in 2013 and 2012 were de minimis and were primarily to demonstrate the product concept. We believe that in subsequent years our ability to develop and expand our technologies and to market and license our concept designs will be important for our revenue growth and ability to achieve profitability. Our concept designs have a significant software component and we have limited experience in developing software. The markets to which our concept designs are targeted already have a number of existing product offerings such as ruggedized lap-top computers and tablets. The companies that offer these products are significantly larger than we are. We expect to incur significant development and marketing costs in 2013 to commercialize concept designs. We currently expect revenue of between $18 million and $22 million for fiscal year 2013, however our ability to forecast revenues derived from Golden-i technology which may significantly impact our results of operations is very limited. We currently expect to have a consolidated net loss in the range of $15 million to $19 million in 2013, excluding the gain on the sale of our III-V product line and investment in KTC.
We have provided estimated 2013 revenue and net loss ranges in order for the investor to understand the impact of both the sale of our III-V product line and expected changes in our remaining business in 2013 as compared to 2012. However, we believe we have an opportunity to position ourselves in the growing wearable cloud computing market and therefore our primary focus in 2013 is on developing technology and products and establishing relationships, and not necessarily by achieving revenue, net loss or any other particular financial metric. Accordingly, our 2013 net losses may exceed our current estimates.
International sales represented 37% and 22% of product revenues for fiscal years 2013 and 2012, respectively. Our international sales are primarily denominated in U.S. currency. Consequently, a strengthening of the U.S. dollar could increase the price in local currencies of our products in foreign markets and make our products relatively more expensive than competitors' products that are denominated in local currencies, leading to a reduction in sales or profitability in those foreign markets. In addition, our Korean subsidiary, Kowon, holds U.S. dollars in order to pay various expenses. As a result, our financial position and results of operations are subject to exchange rate fluctuation in transactional and functional currency. We have not taken any protective measures against exchange rate fluctuations, such as purchasing hedging instruments with respect to such fluctuations, because of the historically stable exchange rate between the Japanese yen, Korean won and the U.S. dollar.

Cost of Product Revenues.

	Three Months Ended
	March 30, 2013	March 31, 2012
Cost of product revenues (in millions):	$6.0	$7.1
Cost of product revenues as a % of net product revenues	107.1%	68.7%
Cost of product revenues, which is comprised of materials, labor and manufacturing overhead related to the production of our products increased as a percentage of revenues in 2013 as compared to 2012 due to a decrease in the sale of our display products for military applications, normal price declines and lower unit sales of our display products. Military products historically have had higher gross margins than commercial products.
Research and Development. Research and development (R&D) expenses are incurred in support of internal display development programs or programs funded by agencies or prime contractors of the U.S. government and commercial partners. In fiscal year 2013 our R&D expenditures will be related to our display products and Golden-i technologies. R&D revenues associated with funded programs are presented separately in revenue in the statement of operations. Research and development costs include staffing, purchases of materials and laboratory supplies, circuit design costs, fabrication and packaging of display products, and overhead. For fiscal years 2013 and 2012 R&D expense was as follows (in millions):

	Three Months Ended
	March 30, 2013	March 31, 2012
Funded	$0.5	$0.3
Internal	3.7	2.7
Total research and development expense	$4.2	$3.0
R&D expense increased in 2013 as compared to the prior year primarily because of an increase in costs to develop our concept designs.
Selling, General and Administrative. Selling, general and administrative (S,G&A) expenses consist of the expenses incurred by our sales and marketing personnel and related expenses, and administrative and general corporate expenses.

	Three Months Ended
	March 30, 2013	March 31, 2012
Selling, general and administration expense (in millions):	$5.7	$4.2
Selling, general and administration expense as a % of revenues	91.0%	38.7%
S,G&A expenses increased in the first quarter months of 2013 as compared to 2012 because of increases of approximately $0.5 million in compensation cost, $0.3 million in professional fees related to the sale of our III-V product line and approximately $0.2 million of patent amortization.

Other Income and Expense

	Three Months Ended
	March 30, 2013	March 31, 2012
Other income and expense (in millions):	$(2.1)	$1.0
Other income and expense, net, is primarily composed of interest income, foreign currency transaction and remeasurement gains and losses incurred by our Korean and UK-based subsidiaries and (losses) gains resulting from the impairment or sale of investments. For the three months ended March 30, 2013 we recorded $0.2 million of foreign currency gains as compared to $0.1 million of foreign currency losses for the three months ended March 31, 2012. In the three months ended March 31, 2012 we recorded gains of $0.9 million on the sale of investments. During the three months ended March 30, 2013, the Company recorded an impairment of $2.5 million related to the write-off a cost based investment.
Equity Losses in Unconsolidated Affiliates. For the three months ended March 30, 2013 the equity losses in unconsolidated affiliates consists of our approximate 12% share of the losses of KoBrite. For the three months ended March 31, 2012 the equity losses is a result of our approximate 12% share of the losses of KoBrite and our 25% share of the losses of Ikanos.
Tax provision. For the three months ended March 30, 2013 we recorded a tax benefit of $13.0 million. In accordance with U.S. GAAP, intraperiod tax allocation provisions require allocation of a tax expense to the gain on discontinued operations based upon our statutory tax rate.  We have net operating loss carryforwards available to offset the tax expense. The benefit of these net operating loss carryforwards is reflected in the tax benefit from continuing operations.  Accordingly, we have recorded a tax expense in discontinued operations and a benefit in continuing operations of $13.1 million.
For the three months ended March 31, 2012 our $97,400 provision for income taxes is comprised of our estimated alternative minimum tax and state income tax liabilities on our domestic taxable earnings and estimated foreign taxes due on our Korean and UK-based subsidiaries' taxable earnings.
Net income attributable to noncontrolling interest. We own approximately 93% of the equity of Kowon and approximately 51% of the equity of Ikanos. Net (loss) income attributable to noncontrolling interest on our consolidated statement of operations represents the portion of the results of operations of our majority owned subsidiaries which is allocated to the shareholders of the equity interests not owned by us. The change in net income attributable to noncontrolling interest is the result of the change in the results of operations of Kowon for the three month periods ended March 30, 2013 and March 31, 2012 and Ikanos for the three month period ended March 30, 2013.
Liquidity and Capital Resources
As of March 30, 2013, we had cash and equivalents and marketable securities of $137.5 million and working capital of $136.3 million compared to $92.5 million and $106.8 million, respectively, as of December 29, 2012. The change in cash and equivalents and marketable securities was primarily due to cash provided by investing activities of $18.8 million partially offset by net outflow of cash by operating activities of $3.3 million.
Cash and marketable debt securities held in U.S. dollars

Domestic	$123,146,929
Foreign	10,203,869
Subtotal cash and marketable debt securities	133,350,798
Cash and marketable debt securities held in other currencies and converted to U.S. dollars	4,113,855
Total cash and marketable debt securities	$137,464,653
We have no plans to repatriate the cash and marketable debt securities held in our foreign subsidiaries FDD and Ikanos and as such we have not recorded any deferred tax liability. In 2013, we expect the operations at our Korean facility, Kowon, to cease. Kowon has approximately $13.7 million of cash and marketable debt securities which we anticipate will eventually be remitted to the U.S. and accordingly we have recorded deferred tax liabilities associated with its unremitted earnings.
We lease facilities located in Westborough, Massachusetts, and Scotts Valley, California, under non-cancelable operating leases. The Westborough, Santa Clara and the Scotts Valley leases expire in 2023, 2016 and 2013, respectively.
We lease a facility in Dalgety Bay, Scotland which expires in 2016, and also lease two facilities in Nottingham, United Kingdom, which expire in 2016 and 2017.

We expect to expend between $2.0 million and $3.0 million on capital expenditures over the next twelve months.
We have entered into a product development agreement under which we have agreed to fund up to a remaining $0.8 million of development expenses if certain milestones are achieved. As of March 30, 2013 we have paid $3.2 million under this agreement.
In the first quarter of 2013, we acquired four patents for $1.8 million and hired the patents' inventor. Upon commencement of employment, we issued to the employee 400,000 shares of our common stock of which 100,000 shares were immediately vested and 300,000 shares will vest upon the achievement of certain milestones.
In April 2013, we acquired 51% of a private company for $400,000. We have an option to acquire an additional 25% of the company for $200,000. In connection with the investment we entered into a development agreement with the investee under which we will make payments to the investee of  up to $2.1 million if certain milestones are achieved.
Included in the $1.1 million of billings in excess of revenue earned on the consolidated balance sheet at March 30, 2013, is approximately $0.8 million which we received from the state of Massachusetts as an incentive to retain jobs in Massachusetts. We earn amounts under the agreement by meeting certain employment milestones each year and amounts not earned will be repaid to the state of Massachusetts at the end of the agreement in 2017. The agreement also contains repayment provisions which require us to repay certain amounts back to the state of Massachusetts if we fail to achieve certain employment milestones after years three and five of the agreement, or if we move certain parts of our operations out of the state. As a result of the sale of our III-V product line we do not anticipate earning any more amounts under the state grant agreement and we anticipate repaying the remaining amount to the state in 2013.
As of March 30, 2013, we had tax loss carry-forwards, which may be used to offset future federal taxable income. We may record a tax provision in our financial statements but we may be able to offset some or all of the amounts that are payable with our tax loss carry-forwards We may be subject to alternative minimum taxes, foreign taxes and state income taxes depending on our taxable income and sources of taxable income.
Historically we have financed our operations primarily through public and private placements of our equity securities. Over the past several years we have generated sufficient cash from operations to fund the business. We believe our available cash resources will support our operations and capital needs for at least the next twelve months.
Seasonality
There has been no seasonal pattern to our sales in fiscal years 2013 and 2012.
Contractual Obligations
The following is a summary of our contractual payment obligations for operating leases as of March 30, 2013:

Contractual Obligations	Total	Less than 1 year	1-3 Years	3-5 years	More than 5 years
Operating Lease Obligations	$7,799,125	$1,100,917	$2,790,483	$2,256,142	$1,651,583

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
We invest our excess cash in high-quality U.S. government, government-backed (Fannie Mae, FDIC guaranteed bonds and certificates of deposit) and corporate debt instruments, which bear lower levels of relative risk. We believe that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations, and cash flows should not be material to our cash flows or income. It is possible that interest rate movements would increase our unrecognized gain or loss on interest rate securities. Included in other assets are equity investments in Advanced Wireless Semiconductor Company (AWSC) and WIN Semiconductor Corp. of approximately $1.7 million and $1.4 million, respectively, which are subject to changes in value because of either specific operating issues or overall changes in the stock market. We are exposed to changes in foreign currency exchange rates primarily through our translation of our foreign subsidiary's financial position, results of operations, and transaction gains and losses as a result of non U.S. dollar denominated cash flows related to business activities in Asia and Europe, and remeasurement of United States dollars to the functional currency of our U.K. and Kowon subsidiaries. We are also exposed to the effects of exchange rates in the purchase of certain raw materials which are in U.S. dollars but the price on future purchases is subject to change based on the relationship of the Japanese Yen to the U.S. dollar. We do not currently hedge our foreign currency exchange rate risk. We estimate that any market risk associated with our international operations is unlikely to have a material adverse effect on our business, financial condition or results of operation. Our portfolio of marketable debt securities is subject to interest rate risk although our intent is to hold securities until maturity. The credit rating of our investments may be affected by the underlying financial health of the guarantors of our investments. We use silicon wafers but do not enter into forward or futures hedging contracts.

Item 4.	Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Our quarterly evaluation of our disclosure controls and procedures includes an evaluation of some components of our internal control over financial reporting, and internal control over financial reporting is also separately evaluated on an annual basis for purposes of providing the management report which is set forth herein. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 30, 2013 and designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended December 29, 2012. The risks discussed in our annual Report on Form 10-K could materially affect our business, financial condition and future results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Sale of Unregistered Securities
In the past three years we have not sold any securities which were not registered under the Securities Act.
Use of Proceeds
The information required by this item regarding use of proceeds by the Company is reported in herein in Part 1, Item 2 under “Liquidity and Capital Resources”.
Purchase of Equity Securities
On March 20, 2013, the Company announced that its Board of Directors authorized a stock repurchase program of up to $30 million of the Company's common stock. Pursuant to the stock repurchase program, the Company may purchase in one or more open market or private transactions up $30 million of shares of the Company's common stock. The stock repurchase program shall terminate on March 17, 2014, unless earlier terminated by the Board of Directors. No shares were purchased during the quarter.

Item 6.	Exhibits

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (1)
3.2	Amendment to Certificate of Incorporation (2)
3.3	Amendment to Certificate of Incorporation (2)
3.4	Fourth Amended and Restated By-laws (3)
10.1	Purchase Agreement, dated January 10, 2013, by and among Kopin Corporation, IQE KC, LLC and IQE plc. (4)
31.1	Certification of John C.C. Fan, Chief Executive Officer, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
31.2	Certification of Richard A. Sneider, Chief Financial Officer, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.1	Certification of John C.C. Fan, Chief Executive Officer, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.2	Certification of Richard A. Sneider, Chief Financial Officer, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Label Linkbase Document*
101.PRE	XBRL Taxonomy Presentation Linkbase Document*

*	Submitted electronically herewith

(1)	Filed as an exhibit to Registration Statement on Form S-1, File No. 33-57450, and incorporated herein by reference.

(2)	Filed as an exhibit to Quarterly Report on Form 10-Q for the quarterly period July 1, 2000 and incorporated herein by reference.

(3)	Filed as an exhibit to Current Report on Form 8-K filed on December 12, 2008 and incorporated herein by reference.

(4)	Filed as an exhibit to Current Report on Form 8-K filed on January 10, 2013 and incorporated herein by reference.
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at March 30, 2013 and December 29, 2012, (ii) Consolidated Statements of Operations for the three months ended March 30, 2013 and March 31, 2012, (iii) Consolidated Statement of Comprehensive Income (Loss) for the three months ended March 30, 2013 and March 31, 2012, (iv) Consolidated Statements of Stockholders’ Equity for the three months ended March 30, 2013, (v) Consolidated Statements of Cash Flows for the three months ended March 30, 2013 and March 31, 2012, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.**

**	Furnished and not filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KOPIN CORPORATION (Registrant)

Date:	May 9, 2013	By:	/S/ JOHN C.C. FAN
John C.C. Fan
President, Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

Date:	May 9, 2013	By:	/S/ RICHARD A. SNEIDER
Richard A. Sneider
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)