Form 10-Q
period 2013-06-29
KOPIN CORP
filed 2013-08-08
CIK 771266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2013
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number 0-19882

 KOPIN CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	04-2833935
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

125 North Drive, Westboro, MA	01581-3335
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (508) 870-5959

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
Indicate the number of shares outstanding of each issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 2, 2013
Common Stock, par value $.01	67,435,125

Kopin Corporation

Part 1: FINANCIAL INFORMATION

Item 1:	Condensed Consolidated Financial Statements (Unaudited)
KOPIN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 29, 2013 (unaudited)	December 29, 2012
ASSETS
Current assets:
Cash and equivalents	$32,799,552	$27,135,387
Marketable debt securities, at fair value	97,584,160	65,349,962
Accounts receivable, net of allowance of $251,000 and $311,000 in 2013 and 2012, respectively	2,697,482	5,254,549
Accounts receivable from unconsolidated affiliates	—	84,780
Unbilled receivables	112,352	178,036
Inventory	3,668,934	5,789,753
Prepaid taxes	268,832	683,032
Prepaid expenses and other current assets	1,146,153	917,841
Current assets held for sale	—	21,573,729
Total current assets	138,277,465	126,967,069
Property, plant and equipment, net	6,429,706	8,486,406
Goodwill	1,080,502	684,789
Intangible assets, net	3,528,093	2,316,924
Other assets	21,102,843	8,607,882
Noncurrent assets held for sale	—	29,145,732
Total assets	$170,418,609	$176,208,802
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,143,715	$5,121,324
Accrued payroll and expenses	1,707,275	2,147,512
Accrued warranty	716,000	716,000
Billings in excess of revenue earned	1,930,850	1,220,395
Other accrued liabilities	3,301,947	2,563,797
Deferred tax liabilities	1,556,592	1,304,513
Current liabilities held for sale	—	7,102,895
Total current liabilities	12,356,379	20,176,436
Asset retirement obligations	304,785	322,477
Noncurrent liabilities held for sale	—	623,979
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $.01 per share: authorized, 3,000 shares; none issued	—	—
Common stock, par value $.01 per share: authorized, 120,000,000 shares; issued 77,921,263 shares in 2013 and 75,979,695 shares in 2012; outstanding 63,418,006 shares in 2013 and 63,835,508 shares in 2012	739,041	736,966
Additional paid-in capital	320,105,369	318,928,495
Treasury stock (10,486,138 and 9,861,139 shares in 2013 and 2012, respectively, at cost)	(36,681,821)	(34,450,978)
Accumulated other comprehensive income	2,541,654	6,512,792
Accumulated deficit	(129,269,632)	(142,993,595)
Total Kopin Corporation stockholders’ equity	157,434,611	148,733,680
Noncontrolling interest	322,834	6,352,230
Total stockholders’ equity	157,757,445	155,085,910
Total liabilities and stockholders’ equity	$170,418,609	$176,208,802

See notes to condensed consolidated financial statements

KOPIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Revenues:
Net product revenues	$5,608,778	$6,087,547	$11,176,802	$16,490,773
Research and development revenues	469,867	924,031	1,220,928	1,386,835
	6,078,645	7,011,578	12,397,730	17,877,608
Expenses:
Cost of product revenues	6,203,960	4,960,588	12,168,366	12,109,096
Research and development	3,657,952	2,927,695	7,905,508	5,929,910
Selling, general and administration	4,852,533	4,118,056	10,601,649	8,327,685
Impairment of intangible assets and goodwill	—	1,704,770	—	1,704,770
	14,714,445	13,711,109	30,675,523	28,071,461
Loss from operations	(8,635,800)	(6,699,531)	(18,277,793)	(10,193,853)
Other income and expense:
Interest income	285,227	290,253	595,664	522,569
Other income, net	195,073	38,625	17,904	97,834
Foreign currency transaction gains (losses)	371,215	65,305	591,923	(47,259)
Gain on sale of investments	—	—	—	856,170
Impairment of cost based investment	—	—	(2,485,393)	—
	851,515	394,183	(1,279,902)	1,429,314
Loss before (provision) benefit for income taxes, equity losses in unconsolidated affiliates and net loss (income) attributable to noncontrolling interest	(7,784,285)	(6,305,348)	(19,557,695)	(8,764,539)
Tax (provision) benefit	(194,000)	85,500	12,846,000	(12,800)
Loss before equity losses in unconsolidated affiliates and net loss (income) attributable to noncontrolling interest	(7,978,285)	(6,219,848)	(6,711,695)	(8,777,339)
Equity losses in unconsolidated affiliates	(83,697)	(233,907)	(182,785)	(390,202)
Loss from continuing operations	(8,061,982)	(6,453,755)	(6,894,480)	(9,167,541)
(Loss) income from discontinued operations, net of tax	(49,356)	1,328,961	20,147,532	1,574,661
Net (loss) income	(8,111,338)	(5,124,794)	13,253,052	(7,592,880)
Net loss (income) attributable to the noncontrolling interest	201,492	(72,738)	470,911	(183,975)
Net (loss) income attributable to the controlling interest	$(7,909,846)	$(5,197,532)	$13,723,963	$(7,776,855)
Net (loss) income per share
Basic:
Continuing operations	$(0.13)	$(0.10)	$(0.10)	$(0.15)
Discontinued operations	—	0.02	$0.32	$0.02
Net (loss) income per share	$(0.13)	$(0.08)	$0.22	$(0.13)
Diluted:
Continuing operations	$(0.13)	$(0.10)	(0.10)	(0.15)
Discontinued operations	—	0.02	0.32	0.02
Net (loss) income per share	$(0.13)	$(0.08)	0.22	(0.13)
Weighted average number of common shares
Basic	62,492,352	63,078,510	62,160,046	63,651,983
Diluted	62,492,352	63,078,510	63,442,466	63,651,983
See notes to condensed consolidated financial statements

KOPIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Net (loss) income	$(8,111,338)	$(5,124,794)	$13,253,052	$(7,592,880)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(627,789)	(829,709)	(1,238,372)	223,845
Unrealized holding (loss) gain on marketable securities	(1,767,500)	(208,712)	(1,566,306)	1,370,669
Reclassifications of gains in net (loss) income	(25,910)	(48,700)	(29,193)	(544,359)
Other comprehensive (loss) income	$(2,421,199)	$(1,087,121)	$(2,833,871)	$1,050,155
Comprehensive (loss) income	$(10,532,537)	$(6,211,915)	$10,419,181	$(6,542,725)
Comprehensive gain (loss) attributable to the noncontrolling interest	241,793	50,125	558,973	(201,297)
Comprehensive (loss) income attributable to controlling interest	$(10,290,744)	$(6,161,790)	$10,978,154	$(6,744,022)
See notes to condensed consolidated financial statements

KOPIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Kopin Corporation Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance, December 29, 2012	73,696,644	$736,966	$318,928,495	$(34,450,978)	$6,512,792	$(142,993,595)	$148,733,680	$6,352,230	$155,085,910
Stock-based compensation	—	—	2,210,528	—	—	—	2,210,528	—	2,210,528
Vesting of restricted stock	207,500	2,075	(2,075)	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	(2,745,809)	—	(2,745,809)	(88,062)	(2,833,871)
Sale of III-V product line	—	—	—	—	(1,580,629)	—	(1,580,629)	(2,673,051)	(4,253,680)
Acquistion of eMDT	—	—	—	—	—	—	—	200,198	200,198
Acquisition of noncontrolling interest in Kowon	—	—	(1,020,130)	—	355,300	—	(664,830)	(2,997,570)	(3,662,400)
Restricted stock for tax withholdings obligations	—	—	(11,449)	—	—	—	(11,449)	—	(11,449)
Treasury stock purchases	—	—	—	(2,230,843)	—	—	(2,230,843)	—	(2,230,843)
Net income	—	—	—	—	—	13,723,963	13,723,963	(470,911)	13,253,052
Balance, June 29, 2013	73,904,144	$739,041	$320,105,369	$(36,681,821)	$2,541,654	$(129,269,632)	$157,434,611	$322,834	$157,757,445
See notes to condensed consolidated financial statements

KOPIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 29, 2013	June 30, 2012
Cash flows from operating activities:
Net income (loss)	$13,253,052	$(7,592,880)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	2,135,458	5,132,790
Amortization of premium or discount on marketable debt securities	(66,181)	(142,119)
Stock-based compensation	2,419,528	2,223,828
Net gain on investment transactions	—	(856,170)
Loss in unconsolidated affiliate	182,785	390,202
Impairment of cost based investment	2,485,393	—
Impairment of goodwill	—	1,704,770
Gain from sale of III-V product line	(33,452,176)	—
Deferred income taxes	300,700	581,370
Foreign currency (gains) losses	(596,213)	98,441
Change in allowance for bad debt	(56,072)	(124,976)
Other non-cash items	807,964	547,318
Change in warranty reserves	—	(300,000)
Changes in assets and liabilities:
Accounts receivable	4,349,611	3,061,759
Inventory	1,569,883	29,185
Prepaid expenses and other current assets	(232,787)	69,014
Accounts payable and accrued expenses	(1,005,477)	(3,538,983)
Billings in excess of revenue earned	710,455	(50,000)
Net cash (used in) provided by operating activities	(7,194,077)	1,233,549
Cash flows from investing activities:
Proceeds from sale of marketable debt securities	12,201,313	17,579,205
Purchase of marketable debt securities	(45,321,366)	(20,275,585)
Proceeds from sale of III-V product line	55,188,020	—
Cash paid to acquire eMDT, net of cash acquired	211,484	—
Cash paid to acquire FDD, net of cash acquired	—	94,351
Purchases of cost based investments	(2,750,278)	(2,249,784)
Proceeds from sale of investments	—	856,170
Other assets	(8,681)	73,189
Capital expenditures	(513,780)	(5,748,450)
Net cash provided by (used in) investing activities	19,006,712	(9,670,904)
Cash flows from financing activities:
Treasury stock purchases	(2,230,843)	(3,455,529)
Purchase of noncontrolling interest in Kowon	(3,662,400)	—
Settlement of restricted stock for tax withholding obligations	(11,449)	(96,917)
Net cash used in financing activities	(5,904,692)	(3,552,446)
Effect of exchange rate changes on cash	(243,778)	54,834
Net increase in cash and equivalents	5,664,165	(11,934,967)
Cash and equivalents:
Beginning of period	27,135,387	43,095,163
End of period	$32,799,552	$31,160,196
Supplemental disclosure of cash flow information:
Income taxes paid	$113,700	$197,000
Supplemental schedule of noncash investing activities:
Construction in progress included in accrued expenses	$—	$361,000
Non-cash proceeds from sale of III-V product line	$14,833,000	$—

See notes to condensed consolidated financial statements

KOPIN CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. BASIS OF PRESENTATION
The accompanying condensed consolidated financial statements include the accounts of Kopin Corporation, its wholly-owned subsidiaries, Kowon Technology Co., Ltd. (Kowon), a majority owned (93%)  subsidiary located in Korea, Ikanos Consulting Ltd. (Ikanos) a majority owned (51%) subsidiary located in the United Kingdom, and eMDT America Inc. (eMDT), a majority owned (51%) subsidiary located in California (collectively the “Company”). Ownership interests of Kowon, Ikanos and eMDT not attributable to the Company are referred to as noncontrolling interests. All intercompany transactions and balances have been eliminated. The condensed consolidated financial statements for the three and six months ended June 29, 2013 and June 30, 2012 are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. These condensed consolidated financial statements should be read in conjunction with the Company’s financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 29, 2012.
During the first quarter of 2013, the Company paid approximately $3.7 million to acquire an additional 15% ownership in its Kowon subsidiary from the minority shareholders, as part of the Company's plan to close Kowon. The sale of the facility does not meet the criteria for assets held for sale based on the anticipated time to sell the facility.
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

During the six months ended June 29, 2013, the change in the Company's accumulated other comprehensive income was the net of $(1.2) million cumulative translation adjustment, $(1.6) million unrealized holding losses on marketable securities and $(1.6) million related to the sale of its III-V product line and $0.4 million related to its acquisition of additional noncontrolling interest in Kowon.

2. Discontinued Operations
On January 16, 2013 (the Closing Date), the Company sold its III-V product line, including all of the outstanding equity interest in KTC Wireless, LLC, a wholly owned subsidiary of the Company established to facilitate the sale of the Company's investment in KTC to IQE KC, LLC and IQE plc pursuant to a Purchase Agreement (the Purchase Agreement) entered into on January 10, 2013 for an aggregate purchase price of approximately $75 million, subject to working capital adjustments and certain other adjustments. Upon agreement of the final working capital and other adjustments the net purchase price was $70.2 million and the gain on sale, net of tax was $20.4 million. Under the terms of the Purchase Agreement, $55 million was paid to the Company in January 2013, $0.2 million was paid in April 2013 and the remaining $15 million will be paid to the Company on the third anniversary of the Closing Date. Payment of the $15 million is also secured by liens on certain assets of the business sold. The Company has recorded the $15.0 million receivable at the discounted value of $14.8 million, at the date of disposition, which is included in other assets on the condensed consolidated balance sheet.
The operating results of the III-V product line prior to the sale are reported within income from discontinued operations, net of tax, in the consolidated statement of operations. The assets and liabilities associated with the III-V product line are presented as current assets held for sale, noncurrent assets held for sale, current liabilities held for sale and noncurrent liabilities held for sale in the consolidated balance sheet as of December 29, 2012. The Company is accreting this balance over the three year period.
The following table summarizes the results from discontinued operations (in millions):

	Six Months Ended
	June 29, 2013	June 30, 2012
Net product and research and development revenues	$2.3	$30.2
Loss from discontinued operations before income taxes	(0.2)	2.4
Provision for income taxes on discontinued operations	—	(0.8)
Discontinued operations, net of tax	$(0.2)	$1.6
Gain on sale, net of $13.1 million of tax	20.4	—
Income from discontinued operations, net of tax	$20.2	$1.6

3. CASH AND EQUIVALENTS AND MARKETABLE SECURITIES
The Company considers all highly liquid, short-term debt instruments with original maturities of three months or less to be cash equivalents.
Marketable debt securities consist primarily of certificates of deposit, medium-term corporate debt, and United States government and agency backed securities. The Company classifies these marketable debt securities as available-for-sale in “Marketable Debt Securities”. The investments in Advanced Wireless Semiconductor Company (AWSC) and WIN Semiconductor Corp. (WIN) are included in other assets on the condensed consolidated balance sheet as available-for-sale and recorded at fair value. The Company records the amortization of premium and accretion of discount on marketable debt securities in the results of operations.
The Company uses the specific identification method as a basis for determining cost and calculating realized gains and losses with respect to marketable debt securities. The gross gains and losses realized related to sales and maturities of marketable debt securities were not material during the six months ended June 29, 2013 and the year ended December 29, 2012.
Investments in available-for-sale marketable debt securities are as follows at June 29, 2013 and December 29, 2012:

	Amortized Cost		Unrealized Gains		Unrealized Losses		Fair Value
	2013	2012	2013	2012	2013	2012	2013	2012
U.S. government and agency backed securities	$74,515,552	$38,074,136	$—	$508,820	$(533,308)	$—	$73,982,244	$38,582,956
Corporate debt and certificates of deposit	23,796,063	27,031,866	—	—	(194,147)	(264,860)	23,601,916	26,767,006
Total	$98,311,615	$65,106,002	$—	$508,820	$(727,455)	$(264,860)	$97,584,160	$65,349,962
The contractual maturity of the Company’s marketable debt securities is as follows at June 29, 2013:

	Less than One year	One to Five years	Greater than Five years	Total
U.S. government and agency backed securities	$13,998,600	$47,956,612	$12,027,032	$73,982,244
Corporate debt and certificates of deposit	18,803,291	3,827,375	971,250	23,601,916
Total	$32,801,891	$51,783,987	$12,998,282	$97,584,160
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
The Company further estimates the amount of OTTI resulting from a decline in the credit worthiness of the issuer (credit-related OTTI) and the amount of non credit-related OTTI. Noncredit-related OTTI can be caused by such factors as market illiquidity. Credit-related OTTI is recognized in earnings while noncredit-related OTTI on securities not expected to be sold is recognized in other comprehensive loss. The Company did not record an OTTI for the three and six months ended June 29, 2013 and June 30, 2012.

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
The following table details the fair value measurements of the Company’s financial assets:

		Fair Value Measurement at June 29, 2013 Using:
		Level 1	Level 2	Level 3
Money Markets, Cash and Equivalents	$32,799,552	$32,799,552	$—	$—
U.S. Government Securities	73,982,244	53,252,948	20,729,296	—
Corporate Debt	11,364,444	—	11,364,444	—
Certificates of Deposit	12,237,472	—	12,237,472	—
WIN Semiconductor Corp.	1,339,644	1,339,644	—	—
Advanced Wireless Semiconductor Company	1,211,318	1,211,318	—	—
	$132,934,674	$88,603,462	$44,331,212	$—

		Fair Value Measurement at December 29, 2012 Using:
		Level 1	Level 2	Level 3
Money Markets, Cash and Equivalents	$27,135,387	$27,135,387	$—	$—
U.S. Government Securities	38,582,956	17,576,878	21,006,078	—
Corporate Debt	11,095,227	—	11,095,227	—
Certificates of Deposit	15,671,779	—	15,671,779	—
WIN Semiconductor Corp.	1,410,388	1,410,388	—	—
Advanced Wireless Semiconductor Company	1,764,657	1,764,657	—	—
	$95,660,394	$47,887,310	$47,773,084	$—

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
Subsequent to June 29, 2013, the Company sold its investments in Advanced Wireless Semiconductor Company and WIN Semiconductor Corp. for $1.2 million and $1.4 million, respectively.

5. INVENTORY
Inventory is stated at the lower of cost (determined on the first-in, first-out) or market and consists of the following at June 29, 2013 and December 29, 2012:

	June 29, 2013	December 29, 2012
Raw materials	$950,816	$2,540,497
Work-in-process	2,171,094	1,880,202
Finished goods	547,024	1,369,054
	$3,668,934	$5,789,753

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
Weighted average common shares outstanding used to calculate earnings per share are as follows:

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Weighted average common shares outstanding-basic	62,492,352	63,078,510	62,160,046	63,651,983
Stock options and non-vested restricted common stock	—	—	1,282,420	—
Weighted average common shares outstanding-diluted	62,492,352	63,078,510	63,442,466	63,651,983
The following were not included in weighted average common shares outstanding-diluted because they are anti-dilutive or performance conditions have not been met at the end of the period.

	June 29, 2013	June 30, 2012
Non-vested restricted common stock	410,000	2,888,463
Stock options	848,334	1,838,615
Total	1,258,334	4,727,078

7. STOCK-BASED COMPENSATION
The fair value of stock option awards is estimated on the date of grant using the Black-Scholes-Merton option-pricing model. There were no stock options granted in the six month period ended June 29, 2013, or in fiscal year 2012. The fair value of non-vested restricted common stock awards is generally the market value of the Company’s common stock on the date of grant. The non-vested common stock awards require the employee to fulfill certain obligations, including remaining employed by the Company for one, two or four years (the vesting period) and in certain cases also require meeting either performance criteria or the Company’s stock achieving a certain price. For non-vested restricted common stock awards which solely require the recipient to remain employed with the Company, the stock compensation expense is amortized over the anticipated service period. For non-vested restricted common stock awards which require the achievement of performance criteria, the Company reviews the probability of achieving the performance goals on a periodic basis. If the Company determines that it is probable that the performance criteria will be achieved, the amount of compensation cost derived for the performance goal is amortized over the service period. If the performance criteria are not met, no compensation cost is recognized and any previously recognized compensation cost is reversed. The Company recognizes compensation costs on a straight-line basis over the requisite service period for time-vested awards.

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
On May 9, 2013, the Compensation Committee of the Company approved the issuances of 1,051,000 shares of non -vested restricted common stock to officers and other employees of the Company which vest at the rate of 20% per year over 5 years if the officer or employee remains with the Company. The Compensation Committee of the Company also approved the issuance of 600,000 shares of non-vested restricted common stock to the Chief Executive Officer (CEO) of the Company which vest if certain performance and market criteria are met and the CEO remains with the Company during the period in which the criteria are met.
A summary of award activity under the stock option plans as of June 29, 2013 and changes during the six month period is as follows (all options were vested as of June 29, 2013):

	Six Months Ended June 29, 2013
	Shares	Weighted Average Exercise Price
Balance, December 29, 2012	983,680	$5.26
Options forfeited/canceled	(130,346)	5.60
Options exercised	—	—
Balance, all exercisable, June 29, 2013	853,334	$5.21
The following table summarizes information about stock options outstanding and exercisable at June 29, 2013:

	Options Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding and Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$ 0.01—$ 3.50	130,000	2.00	$3.49
$ 3.75—$ 4.82	204,350	1.00	3.77
$ 5.00—$ 8.03	418,984	0.30	5.30
$10.00	100,000	1.00	10.00
	853,334	0.81	$5.21
Aggregate intrinsic value on June 29, 2013	$29,050
The Company has issued warrants to purchase 200,000 shares of the Company’s stock for $3.49 per share.
Non-Vested Restricted Common Stock
A summary of the activity for non-vested restricted common stock awards as of June 29, 2013 and changes during the six month period is presented below:

	Shares	Weighted Average Grant Fair Value
Balance, December 29, 2012	2,283,048	$4.76
Granted	2,015,000	3.21
Forfeited	(177,000)	4.02
Vested	(103,929)	3.58
Balance, June 29, 2013	4,017,119	$4.04

Stock-Based Compensation
The following table summarizes stock-based compensation expense within each of the categories below as it relates to non-vested restricted common stock awards for the six months ended June 29, 2013 and June 30, 2012 (no tax benefits were recognized):

	Six Months Ended
	June 29, 2013	June 30, 2012
Cost of product revenues	$118,692	$178,483
Research and development	125,774	132,492
Selling, general and administrative	2,175,062	1,783,141
Total	$2,419,528	$2,094,116
Unrecognized compensation expense for non-vested restricted common stock as of June 29, 2013 totaled $7.7 million and is expected to be recognized over a weighted average period of 4 years.
8. OTHER ASSETS AND AMOUNTS DUE TO / FROM AFFILIATES
Marketable Equity Securities
As of June 29, 2013 and December 29, 2012, the Company had an investment in AWSC, with a fair market value of $1.2 million and $1.8 million, respectively, and an adjusted cost basis of $0.7 million and $0.7 million, respectively. One of the Company’s directors is a director of AWSC and several directors of the Company own amounts ranging from 1.0% to 0.5% of the outstanding stock of AWSC.
As of June 29, 2013 and December 29, 2012, the Company had an investment in WIN, with a fair market value of $1.3 million and $1.4 million, respectively, and an adjusted cost basis of $0.
AWSC and WIN are listed on the Gre Tai Securities Exchange in Taiwan. The Company determines the fair market value of these investments based on the quoted prices from this exchange.
Non-Marketable Securities—Equity Method Investments
The Company has an approximate 12% ownership interest in KoBrite at June 29, 2013. The Company accounts for its interest using the equity method and at June 29, 2013 the carrying value of the investment was $1.6 million. One of the Company’s directors, who is the chairman of KTC, is a member of the Board of Directors of Bright LED, principal investor of KoBrite.
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
Summarized income statements for the three and six month periods ended June 30, 2012 include the results of both KoBrite for the three month periods ended December 31, 2011 and March 31, 2012 (KoBrite's results are recorded one quarter in arrears) and Ikanos for the three and six month periods ended June 30, 2012. Summarized income statements for the three and six month periods ended June 29, 2013 include KoBrite's results for the three month period ended December 29, 2012 and March 30, 2013.

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Revenue	$1,312,000	$1,170,000	$2,375,000	$2,915,000
Gross margin	(528,000)	(653,000)	(1,093,000)	(885,000)
Loss from operations	(885,000)	(1,505,000)	(1,872,000)	(2,283,000)
Net loss	$(713,000)	$(1,532,000)	$(1,557,000)	$(2,843,000)

In 2012, the Company acquired a 5% interest in a private company for $1.0 million and in January of 2013 the Company acquired an additional 10% for $900,000. If the private company achieves certain development milestones, the Company is obligated to acquire an additional 7.5% interest in the private company for a total of $1.9 million. In addition, for an eight month period after the achievement of all of the development milestones, the Company has the right to acquire an additional 10% interest in the private company for an additional $2.0 million or the private company can require the Company to purchase an additional 25% interest for an additional $2.0 million. As of June 29, 2013, the Company is accounting for its investment using the cost method.
During the first quarter of 2013, the Company acquired four patents for $1.8 million and hired the patents' inventor. Upon commencement of employment the Company issued to the employee 400,000 shares of the Company's common stock, of which 100,000 shares were immediately vested and 300,000 shares will vest upon the achievement of certain milestones.
During the six months ended June 29, 2013, the Company recorded an impairment of $2.5 million related to the write-off of a cost based investment.
9. ACQUISITION OF eMDT AND IKANOS
In April 2013, the Company acquired 51% of the outstanding stock of eMDT, a private company, for $400,000. The assets, liabilities and results of operations of eMDT have been consolidated within the Company's financial statements since April 17, 2013. The Company has an option to acquire an additional 25% of the Company for $200,000. In connection with the acquisition, the Company has preliminary allocated excess purchase price in the amount of approximately $400,000 to goodwill.  The Company's purchase accounting is preliminary as the Company is finalizing the value of assets and liabilities acquired including its identification of intangible assets.
The Company's goodwill balance is as follows:

Balance, December 29, 2012	$684,789
Acquisition of eMDT	395,713
Balance, June 29, 2013	$1,080,502
During the three months ended March 31, 2012 the Company acquired a 25% interest in Ikanos, a private company and accounted for its interest using the equity method of accounting. In July 2012, the Company purchased an additional 26% of Ikanos common stock and as a result of these transactions the Company owns approximately 51% of the now outstanding stock of Ikanos. The remaining 49% is held by other investors and employees of Ikanos.
The assets, liabilities and results of operations of Ikanos have been within the Company's financial statements since July 1, 2012. The Company finalized its purchase accounting for the acquisition in the quarter ended March 30, 2013.  There were no changes to the provisional balances as of December 29, 2012.
The unaudited pro forma financial results for the three month period ended June 30, 2012 combine the unaudited historical results of the Company along with the unaudited historical results of Ikanos and e-MDT. The results include the effects of unaudited pro forma adjustments as if Ikanos and e-MDT were acquired on January 1, 2012 (the first day of the Company's fiscal year 2012). There were no material nonrecurring pro forma adjustments in the calculation of revenue or earnings. The pro forma financial results presented below do not include any anticipated synergies or other expected benefits of the acquisition. These results are presented for informational purposes only and are not necessarily indicative of future operations.

	Six Months Ended June 29, 2013	Six Months Ended June 30, 2012	Three Months Ended June 30, 2012
Revenues	$12,603,000	$18,771,000	$7,325,000
Net income (loss)	$13,764,000	$(8,388,000)	$(5,936,000)

10. ACCRUED WARRANTY
The Company warrants its products against defect for 12 months. A provision for estimated future costs and estimated returns for credit relating to warranty is recorded in the period when product is shipped and revenue recognized, and is updated as additional information becomes available. The Company’s estimate of future costs to satisfy warranty obligations is based primarily on historical warranty expense experienced and a provision for potential future product failures. Changes in the accrued warranty for the six months ended June 29, 2013 are as follows:

Balance, December 29, 2012	$716,000
Additions	418,000
Claim and reversals	(418,000)
Balance, June 29, 2013	$716,000
11. INCOME TAXES
The Company’s tax provision of approximately $0.2 million for the three months ended June 29, 2013 represents state income tax liabilities on its domestic taxable earnings and estimated foreign taxes due on its international subsidiaries' taxable earnings. The tax benefit of approximately $12.8 million for the six months ended June 29, 2013 represents the net of the above and an intraperiod tax allocation related to the Company's discontinued operations. The income tax benefit of $0.1 million and provision of $0 for the corresponding periods in 2012, represents state income taxes and foreign tax expenses, which are partially offset by tax credits.
For the six months ended June 29, 2013, discontinued operations reflects the gain on the sale of the III-V product line and investment in KTC. The Company has federal net operating loss carryforwards which may be used to offset the gain on the sale of the III-V product line and investment in KTC. The federal tax benefit from the utilization of the net operating losses is shown in the Company's tax provision in the condensed consolidated statement of operations. Included in the sales price related to the disposition of the III-V product line and the investment in KTC is a $15.0 million note receivable which is due in three years. The note provides the Company with alternative tax treatments in computing the taxes associated with the transaction. The Company has until the end of its fiscal year to make a final determination on the tax treatment of the transaction and accordingly the final taxes and the amount of net operating loss carryforward utilized may change.

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
As of June 29, 2013, the Company has available for tax purposes U.S. federal NOLs of $21.1 million expiring through 2032. The Company has recognized a full valuation allowance on its domestic and certain foreign net deferred tax assets due to the uncertainty of realization of such assets. The Company has not historically recorded, nor does it intend to record the tax benefits from stock awards until realized. Unrecorded benefits from stock awards approximate $13.0 million.
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
12. SEGMENTS AND GEOGRAPHICAL INFORMATION
The Company’s chief operating decision maker is its Chief Executive Officer. During the period ended June 29, 2013, the Company transferred the manufacturing operations of Kowon to the Company's manufacturing facility in the United States and sold its III-V product line including its investment in KTC. As a result of these transactions, the Company has reorganized its operations to align with its new strategy to primarily focus on developing its body-worn voice activated and gesture controlled cloud computing systems and display products. Accordingly, the Company has determined it has one reportable segment and the segment information for the prior periods presented has been recast to reflect the change in reportable segments.
During the three and six month periods ended June 29, 2013 and June 30, 2012, the Company derived its sales from the following geographies (as a percentage of net revenues):

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Asia-Pacific	30%	22%	29%	21%
Americas	61%	75%	62%	78%
Europe	9%	3%	9%	1%
Total Revenues	100%	100%	100%	100%

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
Forward Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995, including, without limitation, statements made relating to our expectation that we will continue to pursue other U.S. government development contracts for applications that relate to our commercial product applications; our expectation that we will prosecute and defend our proprietary technology aggressively; our belief that it is important to retain personnel with experience and expertise relevant to our business; our belief that our products are targeted towards markets that are still developing and our competitive strength is creating new technologies; our belief that it is important to invest in research and development to achieve profitability even during periods when we are not profitable; our belief that we are a leading developer and manufacturer of advanced miniature displays; our belief that our products enable our customers to develop and market an improved generation of products; our belief that that the technical nature of our products and markets demands a commitment to close relationships with our customers; our belief that our Golden-i technology will provide for increased worker productivity, safety and improved manufacturing quality; our belief that our ability to develop and expand the Golden-i technologies and to market and license the Golden-i technology will be important for our revenue growth and ability to achieve profitability; our expectation that we will incur significant development and marketing costs in 2013 to commercialize the Golden-i technologies; our belief that we have an opportunity to position ourselves in the growing wearable cloud computing market; our statement that we may make equity investments in companies; our expectation that KoBrite will incur additional losses in the near term; our expectation that the operations at our Korean facility, Kowon, will cease and approximately $13.4 million of cash and marketable debt held by Kowon will eventually be remitted back to the U.S.; our expectation that revenue will be between $18 million and $22 million for 2013; our expectation that we will have a consolidated net loss in the range of $28 million to $33 million in 2013, excluding the gain on our sale of our III-V product line and our investment in KTC; our expectation that the U.S. government will significantly reduce funding for programs through which we sell high margin military products; our expectation that we will not achieve the milestones in the state grant from Massachusetts and our expectation that we will be required to repay some or all of such grant; our belief that a strengthening of the U.S. dollar could increase the price of our products in foreign markets; our expectation that we will not receive additional amounts from the sale of patents; our belief that our future success will depend primarily upon the technical expertise, creative skills and management abilities of our officers and key employees rather than on patent ownership; our belief that our extensive portfolio of patents, trade secrets and non-patented know-how provides us with a competitive advantage in the micro-display industry; our belief that our ability to develop innovative products based on our extensive materials science expertise enhances our opportunity to grow within our targeted markets; our belief that continued introduction of new products in our target markets is essential to our growth; our expectation that our display products will benefit from further general technological advances in the design and production of integrated circuits and active matrix LCDs, resulting in further improvements in resolution and miniaturization; our belief that our manufacturing process offers greater miniaturization, reduced cost, higher pixel density, full color capability and lower power consumption compared to conventional active matrix LCD manufacturing approaches; our expectation not to pay cash dividends for the foreseeable future and to retain earnings for the development of our businesses; our expectation, based on current negotiations with our customers and certain contractual obligations, that the sales prices of certain products will decline in fiscal year 2013; our expectation that sales of our displays into the TWS program will decline significantly in 2013; our plan to base production and inventory levels based on internal forecasts of customer demands; our belief that the overall increase or decrease in the average sales price of our display products will be dependent on the sales mix of commercial and military display sales; our belief that the U.S. military will evaluate competitors' products for the next thermal weapon sight program; our expectation that we will expend between $2.0 and $3.0 million on capital expenditures over the next twelve months; our expectation that competition will increase; our belief that our display products are well suited for new applications such as reading e-mail and browsing the Internet using digital wireless devices and other consumer electronics devices; our belief that small form factor displays will be a critical component in the development of advanced wireless communications systems; our belief that one of the benefits of our display technology is the ability to produce high-resolution displays in small form factors; our belief that wireless handset makers are looking to create products that complement or eventually replace wireless handsets; our belief that general technological advances in the design and fabrication of integrated circuits, LCD technology and LCD manufacturing processes will allow us to continue to enhance our display product manufacturing process; our expectation that a significant market for new wireless communication devices, including personal entertainment systems, will develop; our belief that continued introduction of new products in our target markets is essential to our growth; our belief that our available cash resources will support our operations and capital needs for at least the next twelve months; our expectation that our interest income will decline in 2013; our expectation that we will not pay domestic federal taxes in the near term; our expectation that we will have taxes based on U.S. federal tax liabilities, on federal alternative minimum tax rules and on our foreign operations in 2013; our expectation that we will have a state tax provision in 2013; our expectation that the adoption of certain accounting standards will not have a material impact on our financial position or results of operations; our belief that our business is not disproportionately affected by climate change regulations; our belief that our operations have not been materially affected by inflation; and our belief that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations, and cash flows should not be material. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industries in which we operate, management's beliefs, and assumptions made by management. In addition, other written or oral statements, which constitute forward-looking statements, may be made by or on behalf of us. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “could”, “seeks”, “estimates”, and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements, whether as a result of new information, future events or otherwise. Factors that could cause or contribute to such differences in outcomes and results include, but are not limited to, those discussed below in Item 1A and those set forth in our other periodic filings filed with the Securities and Exchange Commission. Except as required by law, we do not intend to update any forward-looking statements even if new information becomes available or other events occur in the future.

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
Business Matters
On January 16, 2013 (the Closing Date), we completed the sale of our III-V product line, including all of the outstanding equity interest in KTC Wireless, LLC, a wholly-owned subsidiary that held our investment in Kopin Taiwan Corporation (KTC), to IQE KC, LLC and IQE plc. The aggregate purchase price was approximately $70 million of which $15 million will be paid to us on the third anniversary of the Closing Date. We have discounted the $15 million and recorded the amount due at $14.8 million.
During the first quarter of 2013, we paid approximately $3.7 million to acquire an additional 15% ownership in our Kowon subsidiary from the minority shareholders as part of our plan to close Kowon. The facility is for sale and when it is sold we anticipate that a final determination of the value of the remaining shares held by the minority shareholders will be made and we will purchase these shares. The sale of the facility does not meet the criteria for assets held for sale based on the anticipated time to sell the facility.
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
We have two sources of revenues: product revenues are our primary source of revenues and we also receive research and development (R&D) revenues primarily from contracts issued by branches of the U.S. military. For the three and six months ended June 29, 2013, R&D revenues were $0.5 million and $1.2 million, respectively. This contrasted with $0.9 million and $1.4 million, respectively, for the corresponding period in 2012.
On August 6, 2013, we issued a press release and filed a Form 8-K with a preliminary net income of $13.8 million and a preliminary cash used in operations of $6.7 million for the six months ended June 29, 2013. Subsequent to the press release, certain adjustments were made which resulted in a net income of $13.7 million and cash used in operations of $7.2 million for the six month period ended June 29, 2013.
 Results of Operations
The three and six month periods ended June 29, 2013 and June 30, 2012 are referred to as 2013 and 2012, respectively. The year ended period December 29, 2012 is referred to as fiscal year 2012.
Revenues. For the three and six month periods ended June 29, 2013 and June 30, 2012, our revenues, which include product sales and amounts earned from research and development contracts, were as follows (in millions):

	Three Months Ended		Six Months Ended
Display Revenues by Category (in millions )	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Military Applications	$3.1	$3.1	$5.7	$10.7
Consumer Electronic Applications	2.5	3.0	5.5	5.8
Research & Development	0.5	0.9	1.2	1.4
Total	$6.1	$7.0	$12.4	$17.9
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
Sales of our products for Consumer Electronic Applications, which are primarily digital still cameras, were flat compared to the same periods in the prior year. Our ability to forecast our revenues in this category is very difficult as sales of our product ultimately depend on how successful our customers are in promoting their digital still camera models. There are many digital still camera models offered by a number of large consumer electronics companies and it is a very competitive product category. In addition, we typically rebid to win this business each year. The decrease in Research and Development revenues is the result of a decrease in funding from the U.S. government. We are unable to predict the amount of funding for research and development by the U.S. government as it addresses its budget deficit issues.
In 2011, we began offering a headworn, voice and gesture controlled, hands-free cloud computing concept design that has an optical pod with a microdisplay. Our plan is to license concept designs and sell the optical pod. The concept design encompasses a number of different technologies including but not limited to voice and gesture control, noise cancellation, and web browsing. Some of the technologies included in the concept design we license from other companies. Customers may license only a subset of these technologies depending on whether they wish to develop a military, industrial or consumer product. We have entered into an agreement to license technology concept design and know-how to a company that is developing an industrialized product which they announced in 2012 and anticipate offering in 2013. The license is exclusive for the industrial market; non-exclusive for certain other markets and prohibits the licensee from selling to other markets. Under the terms of the license we will sell an optical pod which includes our display, optics and a back light. License revenues and sales of components in 2013 and 2012 were de minimis and were primarily to demonstrate the product concept. We believe that in subsequent years our ability to develop and expand our technologies and to market and license our concept designs will be important for our revenue growth and ability to achieve profitability. Our concept designs have a significant software component and we have limited experience in developing software. The markets to which our concept designs are targeted already have a number of existing product offerings such as ruggedized lap-top computers and tablets. The companies that offer these products are significantly larger than we are. We expect to incur significant development and marketing costs in 2013 to commercialize concept designs. We currently expect revenue of between $18 million and $22 million for fiscal year 2013, however our ability to forecast revenues derived from Golden-i technology which may significantly impact our results of operations is very limited. We currently expect to have a consolidated net loss in the range of $28 million to $33 million in 2013, excluding the gain on the sale of our III-V product line and investment in KTC.
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
International sales represented 38% and 22% of product revenues for the six months ended June 29, 2013 and June 30, 2012, respectively. Our international sales are primarily denominated in U.S. currency. Consequently, a strengthening of the U.S. dollar could increase the price in local currencies of our products in foreign markets and make our products relatively more expensive than competitors' products that are denominated in local currencies, leading to a reduction in sales or profitability in those foreign markets. In addition, our Korean subsidiary, Kowon, holds U.S. dollars. As a result, our financial position and results of operations are subject to exchange rate fluctuation in transactional and functional currency. We have not taken any protective measures against exchange rate fluctuations, such as purchasing hedging instruments with respect to such fluctuations, because of the historically stable exchange rate between the Japanese yen, Korean won and the U.S. dollar.

Cost of Product Revenues.

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Cost of product revenues (in millions):	$6.2	$5.0	$12.2	$12.1
Cost of product revenues as a % of net product revenues	110.6%	81.5%	108.9%	73.4%
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
Research and Development. Research and development (R&D) expenses are incurred in support of internal development programs or programs funded by agencies or prime contractors of the U.S. government and commercial partners. In fiscal year 2013 our R&D expenditures will be related to our display products and Golden-i technologies. R&D revenues associated with funded programs are presented separately in revenue in the statement of operations. Research and development costs include staffing, purchases of materials and laboratory supplies, circuit design costs, fabrication and packaging of display products, and overhead. For fiscal years 2013 and 2012 R&D expense was as follows (in millions):

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Funded	$0.2	$0.5	$0.7	$0.8
Internal	3.5	2.4	7.2	5.1
Total research and development expense	$3.7	$2.9	$7.9	$5.9
R&D expense increased in 2013 as compared to the prior year primarily because of an increase in costs to develop our concept designs including investments in software development.
Selling, General and Administrative. Selling, general and administrative (S,G&A) expenses consist of the expenses incurred by our sales and marketing personnel and related expenses, and administrative and general corporate expenses.

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Selling, general and administration expense (in millions):	$4.9	$4.1	$10.6	$8.3
Selling, general and administration expense as a % of revenues	79.8%	58.7%	85.5%	46.6%
S,G&A expenses increased in the first half of 2013 as compared to 2012 because of increases of approximately $0.5 million in compensation cost, $0.3 million in professional fees and approximately $0.6 million of patent amortization and other patent related expenses.

On May 9, 2013 the Compensation Committee of the Company approved the issuances of 1,051,000 shares of non-vested restricted common stock to officers and other employees of the Company which vest at the rate of 20% per year over 5 years if the officer or employee remains with the Company. The Compensation Committee of the Company also approved the issuance of 600,000 shares of non-vested restricted common stock to the Chief Executive Officer (CEO) of the Company which vest if certain performance and market criteria are met and the CEO remains with the Company during the period in which the criteria are met. We filed Form 4s with the Securities & Exchange Commission explaining the terms of the above grants to officers. The Form 4s are available at our website www.kopin.com.

Other Income and Expense

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Other income and expense (in millions):	$0.9	$0.4	$(1.3)	$1.4
Other income and expense, net, is primarily composed of interest income, foreign currency transaction and remeasurement gains and losses incurred by our Korean and UK-based subsidiaries and (losses) gains resulting from the impairment or sale of investments. For the three months ended June 29, 2013 we recorded $0.4 million of foreign currency gains as compared to $0.1 million of foreign currency gains for the three months ended June 30, 2012. For the six months ended June 29, 2013 we recorded $ 0.6 million of foreign currency gains as compared to $0.1 million of foreign currency losses for the six months ended June 30, 2012.
During the six months ended June 29, 2013, the Company recorded an impairment of $2.5 million related to the write-off a cost based investment.
Equity Losses in Unconsolidated Affiliates. For the three and six months ended June 29, 2013 the equity loss in unconsolidated affiliate consists of our approximate 12% share of the losses of KoBrite. For the three and six months ended June 30, 2012 the equity losses is a result of our approximate 12% share of the losses of KoBrite and our 25% share of the losses of Ikanos.
Tax provision. For the three and six months ended June 29, 2013 we recorded a tax provision of $0.2 million and tax benefit of $12.8 million, respectively, compared to a tax benefit of $0.1 million and a tax provision of $0.0 million, respectively, for the three and six months ended June 30, 2012. In accordance with U.S. GAAP, intraperiod tax allocation provisions require allocation of a tax expense to the gain on discontinued operations based upon our statutory tax rate. We have net operating loss carryforwards available to offset the tax expense. The benefit of these net operating loss carryforwards is reflected in the tax benefit from continuing operations.  Accordingly, we have recorded a tax expense in discontinued operations and a benefit in continuing operations of $13.1 million.
For the three months ended June 29, 2013 our $0.2 million provision for income taxes is comprised of our state income tax liabilities on our domestic taxable earnings and estimated foreign taxes due on our international subsidiaries' taxable earnings.
Net income attributable to noncontrolling interest. We own approximately 93% of the equity of Kowon and approximately 51% of the equity of Ikanos and e-MDT. Net (loss) income attributable to noncontrolling interest on our consolidated statement of operations represents the portion of the results of operations of our majority owned subsidiaries which is allocated to the shareholders of the equity interests not owned by us. The change in net income attributable to noncontrolling interest is the result of the change in the results of operations of Kowon for the three and six month periods ended June 29, 2013 and June 30, 2012, Ikanos for the three and six month periods ended June 29, 2013 and eMDT for the three month period ended June 29, 2013.
Liquidity and Capital Resources
As of June 29, 2013, we had cash and equivalents and marketable securities of $130.4 million and working capital of $125.9 million compared to $92.5 million and $106.8 million, respectively, as of December 29, 2012. The change in cash and equivalents and marketable securities was primarily due to cash provided by investing activities of $19.0 million partially offset by net outflow of cash used in operating activities of $7.2 million, the repurchase of our common stock of $2.2 million and our purchase of shares of our Korean subsidiary, Kowon, of $3.7 million.

Cash and marketable debt securities held in U.S. dollars:

Domestic	$116,109,663
Foreign	10,663,303
Subtotal cash and marketable debt securities	126,772,966
Cash and marketable debt securities held in other currencies and converted to U.S. dollars	3,610,746
Total cash and marketable debt securities	$130,383,712
We have no plans to repatriate the cash and marketable debt securities held in our foreign subsidiaries FDD and Ikanos and as such we have not recorded any deferred tax liability. In 2013, we expect the operations at our Korean facility, Kowon, to cease. Kowon has approximately $13.4 million of cash and marketable debt securities which we anticipate will eventually be remitted to the U.S. and accordingly we have recorded deferred tax liabilities associated with its unremitted earnings.
We lease facilities located in Westborough, Massachusetts, Santa Clara, California and Scotts Valley, California under non-cancelable operating leases. The Westborough, Santa Clara and the Scotts Valley leases expire in 2023, 2016 and 2013, respectively.
We lease a facility in Dalgety Bay, Scotland which expires in 2016, and also lease two facilities in Nottingham, United Kingdom, which expire in 2016 and 2017.
We expect to expend between $2.0 million and $3.0 million on capital expenditures over the next twelve months.
We have entered into a product development agreement under which we have agreed to fund up to a remaining $0.8 million of development expenses if certain milestones are achieved. As of June 29, 2013 we have paid $3.2 million under this agreement.
In the first quarter of 2013, we acquired four patents for $1.8 million and hired the patents' inventor. Upon commencement of employment, we issued to the employee 400,000 shares of our common stock of which 100,000 shares were immediately vested and 300,000 shares will vest upon the achievement of certain milestones.
In April 2013, we acquired 51% of e-MDT for $400,000. We have an option to acquire an additional 25% of the company for $200,000. Our purchase accounting is preliminary.
Included in the $1.9 million of billings in excess of revenue earned on the consolidated balance sheet at June 29, 2013, is approximately $1.6 million which we received from the state of Massachusetts as an incentive to retain jobs in Massachusetts. We earn amounts under the agreement by meeting certain employment milestones. Some or all of such amounts may be required to be repaid to the state of Massachusetts. The agreement also contains repayment provisions which require us to repay certain amounts back to the state of Massachusetts if we fail to achieve certain employment milestones after years three and five of the agreement, or if we move certain parts of our operations out of the state. As a result of the sale of our III-V product line we do not anticipate earning any more amounts under the state grant agreement and we anticipate repaying some or all of such amounts to the state in 2013.
As of June 29, 2013, we had tax loss carry-forwards, which may be used to offset future federal taxable income. We may record a tax provision in our financial statements but we may be able to offset some or all of the amounts that are payable with our tax loss carry-forwards We may be subject to alternative minimum taxes, foreign taxes and state income taxes depending on our taxable income and sources of taxable income.
Historically we have financed our operations primarily through public and private placements of our equity securities. Over the past several years we have generated sufficient cash from operations to fund the business. We believe our available cash resources will support our operations and capital needs for at least the next twelve months.
Seasonality
There has been no seasonal pattern to our sales in fiscal years 2013 and 2012.
Contractual Obligations
The following is a summary of our contractual payment obligations for operating leases as of June 29, 2013:

Contractual Obligations	Total	Less than 1 year	1-3 Years	3-5 years	More than 5 years
Operating Lease Obligations	$7,883,252	$1,204,116	$2,937,764	$1,930,539	$1,810,833

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
We invest our excess cash in high-quality U.S. government, government-backed (Fannie Mae, FDIC guaranteed bonds and certificates of deposit) and corporate debt instruments, which bear lower levels of relative risk. We believe that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations, and cash flows should not be material to our cash flows or income. It is possible that interest rate movements would increase our unrecognized gain or loss on interest rate securities. Included in other assets are equity investments in Advanced Wireless Semiconductor Company (AWSC) and WIN Semiconductor Corp. (WIN) of approximately $1.2 million and $1.3 million, respectively, which are subject to changes in value because of either specific operating issues or overall changes in the stock market. Subsequent to June 29, 2013, we sold our investments in AWSC and WIN for $1.2 million and $1.4 million, respectively. We are exposed to changes in foreign currency exchange rates primarily through our translation of our foreign subsidiary's financial position, results of operations, and transaction gains and losses as a result of non U.S. dollar denominated cash flows related to business activities in Asia and Europe, and remeasurement of United States dollars to the functional currency of our U.K. and Kowon subsidiaries. We are also exposed to the effects of exchange rates in the purchase of certain raw materials which are in U.S. dollars but the price on future purchases is subject to change based on the relationship of the Japanese Yen to the U.S. dollar. We do not currently hedge our foreign currency exchange rate risk. We estimate that any market risk associated with our international operations is unlikely to have a material adverse effect on our business, financial condition or results of operation. Our portfolio of marketable debt securities is subject to interest rate risk although our intent is to hold securities until maturity. The credit rating of our investments may be affected by the underlying financial health of the guarantors of our investments. We use silicon wafers but do not enter into forward or futures hedging contracts.

Item 4.	Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Our quarterly evaluation of our disclosure controls and procedures includes an evaluation of some components of our internal control over financial reporting, and internal control over financial reporting is also separately evaluated on an annual basis for purposes of providing the management report which is set forth herein. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 29, 2013 and designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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
Use of Proceeds
The information required by this item regarding use of proceeds by the Company is reported in herein Part 1, Item 2 under “Liquidity and Capital Resources”.
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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2013 - April 27, 2013,	—	$—	—	$30,000,000
April 28, 2013 through May 25, 2013	236,075	$3.44	236,075	$29,188,682
May 26, 2013 through June 29, 2013	388,924	$3.65	388,924	$27,769,158
Total	624,999	$3.57	624,999

Item 6.	Exhibits

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (1)
3.2	Amendment to Certificate of Incorporation (2)
3.3	Amendment to Certificate of Incorporation (2)
3.4	Fourth Amended and Restated By-laws (3)
31.1	Certification of John C.C. Fan, Chief Executive Officer, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
31.2	Certification of Richard A. Sneider, Chief Financial Officer, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.1	Certification of John C.C. Fan, Chief Executive Officer, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.2	Certification of Richard A. Sneider, Chief Financial Officer, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Label Linkbase Document*
101.PRE	XBRL Taxonomy Presentation Linkbase Document*

*	Submitted electronically herewith

(1)	Filed as an exhibit to Registration Statement on Form S-1, File No. 33-57450, and incorporated herein by reference.

(2)	Filed as an exhibit to Quarterly Report on Form 10-Q for the quarterly period July 1, 2000 and incorporated herein by reference.

(3)	Filed as an exhibit to Current Report on Form 8-K filed on December 12, 2008 and incorporated herein by reference.
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at June 29, 2013 and December 29, 2012, (ii) Consolidated Statements of Operations for the three and six months ended June 29, 2013 and June 30, 2012, (iii) Consolidated Statement of Comprehensive (Loss) Income for the three and six months ended June 29, 2013 and June 30, 2012, (iv) Consolidated Statements of Stockholders’ Equity for the six months ended June 29, 2013, (v) Consolidated Statements of Cash Flows for the six months ended June 29, 2013 and June 30, 2012, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.**

**	Furnished and not filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KOPIN CORPORATION (Registrant)

Date:	August 8, 2013	By:	/S/ JOHN C.C. FAN
John C.C. Fan
President, Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

Date:	August 8, 2013	By:	/S/ RICHARD A. SNEIDER
Richard A. Sneider
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)