Form 10-Q
period 2013-09-28
KOPIN CORP
filed 2013-11-05
CIK 771266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2013
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
Indicate the number of shares outstanding of each issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 1, 2013
Common Stock, par value $.01	66,420,052

Kopin Corporation

Part 1: FINANCIAL INFORMATION

Item 1:	Condensed Consolidated Financial Statements (Unaudited)
KOPIN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 28, 2013	December 29, 2012
ASSETS
Current assets:
Cash and equivalents	$25,290,393	$27,135,387
Marketable debt securities, at fair value	97,457,410	65,349,962
Accounts receivable, net of allowance of $281,000 and $311,000 in 2013 and 2012, respectively	2,824,609	5,254,549
Accounts receivable from unconsolidated affiliates	—	84,780
Unbilled receivables	—	178,036
Inventory	2,842,735	5,789,753
Prepaid taxes	253,545	683,032
Prepaid expenses and other current assets	979,109	917,841
Current assets held for sale	—	21,573,729
Total current assets	129,647,801	126,967,069
Property, plant and equipment, net	6,191,163	8,486,406
Goodwill	1,080,502	684,789
Intangible assets, net	3,349,108	2,316,924
Other assets	19,056,956	8,607,882
Noncurrent assets held for sale	—	29,145,732
Total assets	$159,325,530	$176,208,802
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,295,137	$5,121,324
Accrued payroll and expenses	1,511,781	2,147,512
Accrued warranty	718,000	716,000
Billings in excess of revenue earned	1,782,168	1,220,395
Other accrued liabilities	3,354,822	2,563,797
Deferred tax liabilities	1,612,295	1,304,513
Current liabilities held for sale	—	7,102,895
Total current liabilities	13,274,203	20,176,436
Asset retirement obligations	321,750	322,477
Noncurrent liabilities held for sale	—	623,979
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $.01 per share: authorized, 3,000 shares; none issued	—	—
Common stock, par value $.01 per share: authorized, 120,000,000 shares; issued 77,937,692 shares in 2013 and 75,979,695 shares in 2012; outstanding 62,386,504 shares in 2013 and 63,835,508 shares in 2012	739,041	736,966
Additional paid-in capital	321,232,145	318,928,495
Treasury stock (11,517,640 and 9,861,139 shares in 2013 and 2012, respectively, at cost)	(40,437,799)	(34,450,978)
Accumulated other comprehensive income	2,056,283	6,512,792
Accumulated deficit	(138,043,376)	(142,993,595)
Total Kopin Corporation stockholders’ equity	145,546,294	148,733,680
Noncontrolling interest	183,283	6,352,230
Total stockholders’ equity	145,729,577	155,085,910
Total liabilities and stockholders’ equity	$159,325,530	$176,208,802

KOPIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine months ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Revenues:
Net product revenues	$4,888,791	$7,310,387	$16,065,593	$23,801,159
Research and development revenues	61,257	879,383	1,282,185	2,266,218
	4,950,048	8,189,770	17,347,778	26,067,377
Expenses:
Cost of product revenues	4,622,252	4,859,383	16,790,618	16,969,699
Research and development	5,586,745	4,739,956	13,492,253	10,669,867
Selling, general and administration	5,049,936	4,694,829	15,651,581	13,022,903
Impairment of intangible assets and goodwill	—	—	—	1,704,770
	15,258,933	14,294,168	45,934,452	42,367,239
Loss from operations	(10,308,885)	(6,104,398)	(28,586,674)	(16,299,862)
Other income and expense:
Interest income	326,684	295,347	922,348	817,963
Other income, net	33,164	105,050	51,069	202,838
Foreign currency transaction losses	(773,044)	(378,066)	(181,120)	(425,325)
Gain on sale of investments	1,899,291	—	1,899,291	856,170
Loss on investment in Ikanos	—	(557,594)	—	(557,594)
Impairment of cost based investment	—	—	(2,485,393)	—
	1,486,095	(535,263)	206,195	894,052
Loss before benefit (provision) for income taxes, equity losses in unconsolidated affiliates and net loss attributable to noncontrolling interest	(8,822,790)	(6,639,661)	(28,380,479)	(15,405,810)
Tax benefit (provision)	33,000	(10,000)	12,879,000	(22,799)
Loss before equity losses in unconsolidated affiliates and net loss attributable to noncontrolling interest	(8,789,790)	(6,649,661)	(15,501,479)	(15,428,609)
Equity losses in unconsolidated affiliates	(225,408)	(202,278)	(408,194)	(592,480)
Loss from continuing operations	(9,015,198)	(6,851,939)	(15,909,673)	(16,021,089)
(Loss) income from discontinued operations, net of tax	—	(214,347)	20,147,532	1,360,313
Net (loss) income	(9,015,198)	(7,066,286)	4,237,859	(14,660,776)
Net loss attributable to the noncontrolling interest	243,747	344,274	712,360	160,300
Net (loss) income attributable to the controlling interest	$(8,771,451)	$(6,722,012)	$4,950,219	$(14,500,476)
Net (loss) income per share
Basic:
Continuing operations	$(0.14)	$0.11	$(0.24)	$(0.25)
Discontinued operations	—	—	$0.32	$0.02
Net (loss) income per share	$(0.14)	$0.11	$0.08	$(0.23)
Diluted:
Continuing operations	$(0.14)	$0.11	$(0.24)	$(0.25)
Discontinued operations	—	—	$0.32	$0.02
Net (loss) income per share	$(0.14)	$0.11	$0.08	$(0.23)
Weighted average number of common shares
Basic	63,542,348	63,415,345	62,620,814	63,572,753
Diluted	63,542,348	63,415,345	63,709,833	63,572,753
See notes to condensed consolidated financial statements

KOPIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	Three Months Ended		Nine months ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Net (loss) income	$(9,015,198)	$(7,066,286)	$4,237,859	$(14,660,776)
Other comprehensive (loss) income:
Foreign currency translation adjustments	1,375,756	1,665,381	136,248	1,890,837
Unrealized holding gain (loss) on marketable securities	126,461	(150,520)	(1,438,709)	1,220,149
Reclassifications of gains in net (loss) income	(1,885,691)	(29,843)	(1,914,883)	(574,202)
Other comprehensive (loss) income	$(383,474)	$1,485,018	$(3,217,344)	$2,536,784
Comprehensive (loss) income	$(9,398,672)	$(5,581,268)	$1,020,515	$(12,123,992)
Comprehensive gain (loss) attributable to the noncontrolling interest	139,550	59,390	698,524	(141,907)
Comprehensive (loss) income attributable to controlling interest	$(9,259,122)	$(5,521,878)	$1,719,039	$(12,265,899)
See notes to condensed consolidated financial statements

KOPIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Kopin Corporation Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance, December 29, 2012	73,696,644	$736,966	$318,928,495	$(34,450,978)	$6,512,792	$(142,993,595)	$148,733,680	$6,352,230	$155,085,910
Stock-based compensation	—	—	3,337,304	—	—	—	3,337,304	—	3,337,304
Vesting of restricted stock	207,500	2,075	(2,075)	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	(3,231,180)	—	(3,231,180)	13,836	(3,217,344)
Sale of III-V product line	—	—	—	—	(1,580,629)	—	(1,580,629)	(2,673,051)	(4,253,680)
Acquistion of eMDT	—	—	—	—	—	—	—	200,198	200,198
Acquisition of noncontrolling interest in Kowon	—	—	(1,020,130)	—	355,300	—	(664,830)	(2,997,570)	(3,662,400)
Restricted stock for tax withholdings obligations	—	—	(11,449)		—	—	(11,449)	—	(11,449)
Treasury stock purchases	—	—	—	(5,986,821)	—	—	(5,986,821)	—	(5,986,821)
Net income	—	—	—	—	—	4,950,219	4,950,219	(712,360)	4,237,859
Balance, September 28, 2013	73,904,144	$739,041	$321,232,145	$(40,437,799)	$2,056,283	$(138,043,376)	$145,546,294	$183,283	$145,729,577
See notes to condensed consolidated financial statements

KOPIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
	September 28, 2013	September 29, 2012
Cash flows from operating activities:
Net income (loss)	$4,237,859	$(14,660,776)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	3,058,056	7,634,175
Amortization of premium or discount on marketable debt securities	211,821	(222,658)
Stock-based compensation	3,648,904	3,773,306
Net gain on investment transactions	(1,899,291)	(856,170)
Loss in unconsolidated affiliate	408,194	592,480
Impairment of cost based investment	2,485,393	—
Impairment of goodwill	—	1,704,770
Gain from sale of III-V product line	(33,452,176)	—
Deferred income taxes	348,700	729,190
Foreign currency (gains) losses	154,138	595,016
Loss on remeasurement of investment in Ikanos	—	557,594
Change in allowance for bad debt	6,535	(85,038)
Other non-cash items	864,233	668,320
Change in warranty reserves	—	(300,000)
Changes in assets and liabilities:
Accounts receivable	4,285,421	3,150,525
Inventory	2,357,892	297,273
Prepaid expenses and other current assets	(24,697)	168,068
Accounts payable and accrued expenses	(92,694)	(1,998,170)
Billings in excess of revenue earned	561,773	(252,572)
Net cash (used in) provided by operating activities	(12,839,939)	1,495,333
Cash flows from investing activities:
Proceeds from sale of marketable debt securities	14,100,760	33,315,471
Purchase of marketable debt securities	(47,319,491)	(39,706,955)
Proceeds from sale of III-V product line	55,188,020	—
Cash paid to acquire Ikanos, net of cash acquired	—	93,872
Cash paid to acquire eMDT, net of cash acquired	211,484	—
Cash paid to acquire FDD, net of cash acquired	—	94,351
Purchases of cost based investments	(3,450,278)	(2,249,784)
Proceeds from sale of investments	2,597,289	856,170
Other assets	(81,804)	77,383
Capital expenditures	(519,323)	(8,464,076)
Net cash provided by (used in) investing activities	20,726,657	(15,983,568)
Cash flows from financing activities:
Treasury stock purchases	(5,986,821)	(3,455,529)
Purchase of noncontrolling interest in Kowon	(3,662,400)	—
Settlement of restricted stock for tax withholding obligations	(11,449)	(100,676)
Net cash used in financing activities	(9,660,670)	(3,556,205)
Effect of exchange rate changes on cash	(71,042)	212,516
Net decrease in cash and equivalents	(1,844,994)	(17,831,924)
Cash and equivalents:
Beginning of period	27,135,387	43,095,163
End of period	$25,290,393	$25,263,239
Supplemental disclosure of cash flow information:
Income taxes paid	$—	$197,000
Supplemental schedule of noncash investing activities:

See notes to condensed consolidated financial statements

KOPIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Construction in progress included in accrued expenses	$174,600	$—
Non-cash proceeds from sale of III-V product line	$14,866,000	$—

See notes to condensed consolidated financial statements

KOPIN CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. BASIS OF PRESENTATION
The accompanying condensed consolidated financial statements include the accounts of Kopin Corporation, its wholly-owned subsidiaries, Kowon Technology Co., Ltd. (Kowon), a majority owned (93%) subsidiary located in Korea, Ikanos Consulting Ltd. (Ikanos) a majority owned (51%) subsidiary located in the United Kingdom and eMDT America Inc. (eMDT), a majority owned (51%) subsidiary located in California (collectively the “Company”). Ownership interests of Kowon, Ikanos and eMDT not attributable to the Company are referred to as noncontrolling interests. All intercompany transactions and balances have been eliminated. The condensed consolidated financial statements for the three and nine months ended September 28, 2013 and September 29, 2012 are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. These condensed consolidated financial statements should be read in conjunction with the Company’s financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 29, 2012.
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

During the nine months ended September 28, 2013, the change in the Company's accumulated other comprehensive income was the net of $0.1 million cumulative translation adjustment, $(1.4) million unrealized holding losses on marketable securities, $(1.9) million of reclassified holding gains, $(1.6) million related to the sale of its III-V product line and $0.4 million related to its acquisition of additional noncontrolling interest in Kowon.

2. Discontinued Operations
On January 16, 2013 (the Closing Date), the Company sold its III-V product line, including all of the outstanding equity interest in KTC Wireless, LLC, a wholly owned subsidiary of the Company established to facilitate the sale of the Company's investment in KTC to IQE KC, LLC and IQE plc pursuant to a Purchase Agreement (the Purchase Agreement) entered into on January 10, 2013 for an aggregate purchase price of approximately $75 million, subject to working capital adjustments and certain other adjustments. Upon agreement of the final working capital and other adjustments the net purchase price was $70.2 million and the gain on sale, net of tax, was $20.4 million. Under the terms of the Purchase Agreement, $55 million was paid to the Company in January 2013, $0.2 million was paid in April 2013 and the remaining $15.0 million will be paid to the Company on the third anniversary of the Closing Date. The Company has recorded the $15.0 million receivable at the discounted value of $14.8 million, at the date of disposition, which is included in other assets on the condensed consolidated balance sheet. The Company is accreting this balance over the three year period.
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
The following table summarizes the results from discontinued operations (in millions):

	Nine Months Ended
	September 28, 2013	September 29, 2012
Net product and research and development revenues	$2.3	$44
Loss from discontinued operations before income taxes	(0.2)	2.7
Provision for income taxes on discontinued operations	—	(1.3)
Discontinued operations, net of tax	$(0.2)	$1.4
Gain on sale, net of $13.1 million of tax	20.4	—
Income from discontinued operations, net of tax	$20.2	$1.4

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
The Company uses the specific identification method as a basis for determining cost and calculating realized gains and losses with respect to marketable debt securities. The gross gains and losses realized related to sales and maturities of marketable debt securities were not material during the nine months ended September 28, 2013 and the year ended December 29, 2012.
Investments in available-for-sale marketable debt securities are as follows at September 28, 2013 and December 29, 2012:

	Amortized Cost		Unrealized Gains		Unrealized Losses		Fair Value
	2013	2012	2013	2012	2013	2012	2013	2012
U.S. government and agency backed securities	$71,496,967	$38,074,136	$—	$508,820	$(519,660)	$—	$70,977,307	$38,582,956
Corporate debt and certificates of deposit	26,594,161	27,031,866	—	—	(114,058)	(264,860)	26,480,103	26,767,006
Total	$98,091,128	$65,106,002	$—	$508,820	$(633,718)	$(264,860)	$97,457,410	$65,349,962
The contractual maturity of the Company’s marketable debt securities is as follows at September 28, 2013:

	Less than One year	One to Five years	Greater than Five years	Total
U.S. government and agency backed securities	$11,706,953	$47,301,186	$11,969,168	$70,977,307
Corporate debt and certificates of deposit	21,600,623	3,886,980	992,500	26,480,103
Total	$33,307,576	$51,188,166	$12,961,668	$97,457,410
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
The Company further estimates the amount of OTTI resulting from a decline in the credit worthiness of the issuer (credit-related OTTI) and the amount of non credit-related OTTI. Noncredit-related OTTI can be caused by such factors as market illiquidity. Credit-related OTTI is recognized in earnings while noncredit-related OTTI on securities not expected to be sold is recognized in other comprehensive loss. The Company did not record an OTTI for the three and nine months ended September 28, 2013 and September 29, 2012.

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
The following table details the fair value measurements of the Company’s financial assets:

		Fair Value Measurement at September 28, 2013 Using:
		Level 1	Level 2	Level 3
Money Markets, Cash and Equivalents	$25,290,393	$25,290,393	$—	$—
U.S. Government Securities	70,977,307	17,533,843	53,443,464	—
Corporate Debt	11,441,360	—	11,441,360	—
Certificates of Deposit	15,038,743	—	15,038,743	—
	$122,747,803	$42,824,236	$79,923,567	$—

		Fair Value Measurement at December 29, 2012 Using:
		Level 1	Level 2	Level 3
Money Markets, Cash and Equivalents	$27,135,387	$27,135,387	$—	$—
U.S. Government Securities	38,582,956	17,576,878	21,006,078	—
Corporate Debt	11,095,227	—	11,095,227	—
Certificates of Deposit	15,671,779	—	15,671,779	—
WIN Semiconductor Corp.	1,410,388	1,410,388	—	—
Advanced Wireless Semiconductor Company	1,764,657	1,764,657	—	—
	$95,660,394	$47,887,310	$47,773,084	$—

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
During the three months ended September 28, 2013, the Company sold its investments in Advanced Wireless Semiconductor Company and WIN Semiconductor Corp. for $1.2 million and $1.4 million, respectively, and recorded a gain on the sale of the investments of $1.9 million.

5. INVENTORY
Inventory is stated at the lower of cost (determined on the first-in, first-out) or market and consists of the following at September 28, 2013 and December 29, 2012:

	September 28, 2013	December 29, 2012
Raw materials	$334,987	$2,540,497
Work-in-process	2,097,371	1,880,202
Finished goods	410,377	1,369,054
	$2,842,735	$5,789,753

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
Weighted average common shares outstanding used to calculate earnings per share are as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Weighted average common shares outstanding-basic	63,542,348	63,415,345	62,620,814	63,572,753
Stock options and non-vested restricted common stock	—	—	1,089,019	—
Weighted average common shares outstanding-diluted	63,542,348	63,415,345	63,709,833	63,572,753
The following were not included in weighted average common shares outstanding-diluted because they are anti-dilutive or performance or market conditions had not been met at the end of the period.

	September 28, 2013	September 29, 2012
Non-vested restricted common stock	1,445,000	2,881,116
Stock options	708,334	1,838,345
Total	2,153,334	4,719,461

7. STOCK-BASED COMPENSATION
The fair value of stock option awards is estimated on the date of grant using the Black-Scholes-Merton option-pricing model. There were no stock options granted in the nine month period ended September 28, 2013, or in fiscal year 2012. The fair value of non-vested restricted common stock awards is generally the market value of the Company’s common stock on the date of grant. The non-vested common stock awards require the employee to fulfill certain obligations, including remaining employed by the Company for one, two or four years (the vesting period) and in certain cases also require meeting either performance criteria or the Company’s stock achieving a certain price. For non-vested restricted common stock awards which solely require the recipient to remain employed with the Company, the stock compensation expense is amortized over the anticipated service period. For non-vested restricted common stock awards which require the achievement of performance criteria, the Company reviews the probability of achieving the performance goals on a periodic basis. If the Company determines that it is probable that the performance criteria will be achieved, the amount of compensation cost derived for the performance goal is amortized over the service period. If the performance criteria are not met, no compensation cost is recognized and any previously recognized compensation cost is reversed. The Company recognizes compensation costs on a straight-line basis over the requisite service period for time-vested awards.

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
A summary of award activity under the stock option plans as of September 28, 2013 and changes during the nine month period is as follows (all options were vested as of September 28, 2013):

	Nine months ended September 28, 2013
	Shares	Weighted Average Exercise Price
Balance, December 29, 2012	983,680	$5.26
Options forfeited/canceled	(145,346)	5.85
Options exercised	—	—
Balance, all exercisable, September 28, 2013	838,334	$5.16
The following table summarizes information about stock options outstanding and exercisable at September 28, 2013:

	Options Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding and Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$ 0.01—$ 3.50	130,000	2.00	$3.49
$ 3.75—$ 4.82	204,350	1.00	3.77
$ 5.00—$ 5.29	403,984	0.31	5.20
$10.00	100,000	1.00	10.00
	838,334	0.82	$5.16
Aggregate intrinsic value on September 28, 2013	$106,427
The Company has issued warrants to purchase 200,000 shares of the Company’s stock for $3.49 per share.
Non-Vested Restricted Common Stock
A summary of the activity for non-vested restricted common stock awards as of September 28, 2013 and changes during the nine month period is presented below:

	Shares	Weighted Average Grant Fair Value
Balance, December 29, 2012	2,283,048	$4.76
Granted	2,035,000	3.22
Forfeited	(177,000)	4.02
Vested	(107,500)	3.55
Balance, September 28, 2013	4,033,548	$4.04

Stock-Based Compensation
The following table summarizes stock-based compensation expense within each of the categories below as it relates to non-vested restricted common stock awards for the nine months ended September 28, 2013 and September 29, 2012 (no tax benefits were recognized):

	Nine Months Ended
	September 28, 2013	September 29, 2012
Cost of product revenues	$254,642	$255,357
Research and development	258,187	209,531
Selling, general and administrative	3,136,075	3,113,042
Total	$3,648,904	$3,577,930
Unrecognized compensation expense for non-vested restricted common stock as of September 28, 2013 totaled $6.7 million and is expected to be recognized over a weighted average period of 2 years.
8. OTHER ASSETS AND AMOUNTS DUE TO / FROM AFFILIATES
The Company has an approximate 12% ownership interest in KoBrite at September 28, 2013. The Company accounts for its interest using the equity method and at September 28, 2013 the carrying value of the investment was $1.5 million. One of the Company’s directors is a member of the Board of Directors of Bright LED, principal investor of KoBrite.
During the three month period ended March 31, 2012 the Company acquired a 25% interest in Ikanos, a private company, for $0.7 million. On July 10, 2012, the Company invested an additional $2.5 million, which increased the Company’s interest in Ikanos to 51%. For the six month period ended September 29, 2012 the Company recorded the results of operation of Ikanos on the equity method of accounting and commencing in the third quarter of 2012 the Company consolidated Ikanos.
In 2012, the Company acquired a 5% interest in a private company Ask Ziggy (AZ), for $1.0 million. In January and August of 2013 the Company acquired an additional 10% and 5.8% for $900,000 and $700,000, respectively. During the third quarter of 2013, AZ repurchased shares of its common stock from an unrelated third party stockholder and as a result the Company now owns approximately 23% of AZ. The Company has also entered into an agreement to purchase an additional 2% of AZ for $200,000 if certain milestones are achieved. As of September 28, 2013, the Company is accounting for its investment using the equity method.
Summarized income statements for the three and nine month periods ended September 28, 2013 include the results of KoBrite and AZ. Summarized income statements for the three and nine month periods ended September 29, 2012 include the results of KoBrite and Ikanos. KoBrite's results are recorded one quarter in arrears and therefore KoBrite's results included in the three and nine month periods ended September 28, 2013 and September 29, 2012 are for the three and nine month periods ended June 29, 2013 and June 30, 2012, respectively.

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Revenue	$1,267,000	$1,599,000	$3,680,000	$4,517,000
Gross margin	(776,000)	(1,343,000)	(1,869,000)	(2,228,000)
Loss from operations	(1,334,000)	(1,751,000)	(4,587,000)	(4,034,000)
Net loss	$(1,173,000)	$(1,723,000)	$(4,110,000)	$(4,566,000)
During the first quarter of 2013, the Company acquired four patents for $1.8 million and hired the patents' inventor. Upon commencement of employment the Company issued to the employee 400,000 shares of the Company's common stock, of which 100,000 shares were immediately vested and 300,000 shares will vest upon the achievement of certain milestones.
During the nine months ended September 28, 2013, the Company recorded an impairment of $2.5 million related to the write-off of a cost based investment.

The Company has recorded a $14.8 million note receivable resulting from the sale of its III-V product line and its investment in KTC.

9. ACQUISITION OF eMDT AND IKANOS
In July 2012, the Company commenced consolidating Ikanos.
In April 2013, the Company acquired 51% of the outstanding stock of eMDT, a private company, for $400,000. The assets, liabilities and results of operations of eMDT have been consolidated within the Company's financial statements since April 17, 2013. The Company has an option to acquire an additional 25% of the Company for $200,000. In connection with the acquisition, the Company has preliminarily allocated excess purchase price in the amount of approximately $400,000 to goodwill.  The Company's purchase accounting is preliminary as the Company is finalizing the value of assets and liabilities acquired including its identification of potential intangible assets.
The Company's goodwill balance is as follows:

Balance, December 29, 2012	$684,789
Acquisition of eMDT	395,713
Balance, September 28, 2013	$1,080,502
The unaudited pro forma financial results for the nine month periods ended September 28, 2013 and September 29, 2012, and the three month period ended September 29, 2012 combine the unaudited historical results of the Company along with the unaudited historical results of e-MDT. The unaudited pro forma financial results for the nine month period ended September 29, 2012 also include the unaudited historical results of Ikanos. The results include the effects of unaudited pro forma adjustments as if Ikanos and e-MDT were acquired on January 1, 2012 (the first day of the Company's fiscal year 2012). There were no material nonrecurring pro forma adjustments in the calculation of revenue or earnings. The pro forma financial results presented below do not include any anticipated synergies or other expected benefits of the acquisition. These results are presented for informational purposes only and are not necessarily indicative of future operations.

	Nine Months Ended September 28, 2013	Nine Months Ended September 29, 2012	Three Months Ended September 29, 2012
Revenues	$17,553,000	$27,429,000	$8,658,000
Net income (loss)	$4,990,000	$(14,968,000)	$(6,580,000)
10. ACCRUED WARRANTY
The Company typically warrants its products against defect for 12 months. A provision for estimated future costs and estimated returns for credit relating to warranty is recorded in the period when product is shipped and revenue recognized, and is updated as additional information becomes available. The Company’s estimate of future costs to satisfy warranty obligations is based primarily on historical warranty expense experienced and a provision for potential future product failures. Changes in the accrued warranty for the nine months ended September 28, 2013 are as follows:

Balance, December 29, 2012	$716,000
Additions	919,000
Claim and reversals	(917,000)
Balance, September 28, 2013	$718,000

11. INCOME TAXES
The Company’s tax benefit of approximately $33,000 for the three months ended September 28, 2013 represents state income tax liabilities on its domestic taxable earnings and estimated foreign taxes due on its international subsidiaries' taxable earnings. The tax benefit of approximately $12.9 million for the nine months ended September 28, 2013 represents the net of the above and an intraperiod tax allocation related to the Company's discontinued operations. The income tax provision of $10,000 and $22,799 for the corresponding periods in 2012, represents state income taxes and foreign tax expenses, which are partially offset by tax credits.
For the nine months ended September 28, 2013, discontinued operations reflects the gain on the sale of the III-V product line and investment in KTC. The Company has federal net operating loss carryforwards which may be used to offset the gain on the sale of the III-V product line and investment in KTC. The federal tax benefit from the utilization of the net operating losses is shown in the Company's tax provision in the condensed consolidated statement of operations. Included in the sales price related to the disposition of the III-V product line and the investment in KTC is a $15.0 million note receivable which is due in three years. The note provides the Company with alternative tax treatments in computing the taxes associated with the transaction. The Company has until the end of its fiscal year to make a final determination on the tax treatment of the transaction and accordingly the final taxes and the amount of net operating loss carryforward utilized may change.

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
As of September 28, 2013, the Company has available for tax purposes U.S. federal NOLs of $28.7 million expiring through 2032. The Company has recognized a full valuation allowance on its domestic and certain foreign net deferred tax assets due to the uncertainty of realization of such assets. The Company has not historically recorded, nor does it intend to record the tax benefits from stock awards until realized. Unrecorded benefits from stock awards approximate $13.0 million.
In September 2013, the U.S. Department of the Treasury and the Internal Revenue Service released final regulations relating to guidance on applying tax rules to amounts paid to acquire, produce or improve tangible personal property as well as rules for materials and supplies. The Company is currently assessing these rules and the impacts to the financial statements, if any.
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
12. SEGMENTS AND GEOGRAPHICAL INFORMATION
The Company’s chief operating decision maker is its Chief Executive Officer. During the period ended September 28, 2013, the Company transferred the manufacturing operations of Kowon to the Company's manufacturing facility in the United States and sold its III-V product line including its investment in KTC. As a result of these transactions, the Company has reorganized its operations to align with its new strategy to primarily focus on developing its body-worn voice activated and gesture controlled cloud computing systems and display products. Accordingly, the Company has determined it has one reportable segment and the segment information for the prior periods presented has been recast to reflect the change in reportable segments.
During the three and nine month periods ended September 28, 2013 and September 29, 2012, the Company derived its sales from the following geographies (as a percentage of net revenues):

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
US	36%	70%	60%	73%
Others	4%	1%	1%	1%
Americas	40%	71%	61%	74%
Asia-Pacific	47%	24%	30%	21%
Europe	13%	5%	9%	5%
Total Revenues	100%	100%	100%	100%

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
Forward Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995, including, without limitation, statements made relating to our expectation that we will continue to pursue other U.S. government development contracts for applications that relate to our commercial product applications; our expectation that we will prosecute and defend our proprietary technology aggressively; our belief that it is important to retain personnel with experience and expertise relevant to our business; our belief that our products are targeted towards markets that are still developing and our competitive strength is creating new technologies; our belief that it is important to invest in research and development to achieve profitability even during periods when we are not profitable; our belief that we are a leading developer and manufacturer of advanced miniature displays; our belief that our products enable our customers to develop and market an improved generation of products; our belief that that the technical nature of our products and markets demands a commitment to close relationships with our customers; our belief that our Golden-i technology will provide for increased worker productivity, safety and improved manufacturing quality; our belief that our ability to develop and expand the Golden-i technologies and to market and license the Golden-i technology will be important for our revenue growth and ability to achieve profitability; our expectation that we will incur significant development and marketing costs in 2013 to commercialize the Golden-i technologies; our belief that we have an opportunity to position ourselves in the growing wearable cloud computing market; our statement that we may make equity investments in companies; our expectation that KoBrite will incur additional losses in the near term; our expectation that the operations at our Korean facility, Kowon, will cease and approximately $13.4 million of cash and marketable debt held by Kowon will eventually be remitted back to the U.S.; our expectation that revenue will be between $18 million and $22 million for 2013; our expectation that we will have a consolidated net loss in the range of $28 million to $33 million in 2013, excluding the gain on our sale of our III-V product line and our investment in KTC; our expectation that excluding the effects of working capital, our stock buyback program and other investing and financing activities, we estimate we will use between $30 million and $35 million to fund operations for fiscal year 2013; our expectation that the U.S. government will significantly reduce funding for programs through which we sell high margin military products; our expectation that we will not achieve the milestones in the state grant from Massachusetts and our expectation that we will be required to repay some or all of such grant; our belief that a strengthening of the U.S. dollar could increase the price of our products in foreign markets; our expectation that we will not receive additional amounts from the sale of patents; our belief that our future success will depend primarily upon the technical expertise, creative skills and management abilities of our officers and key employees rather than on patent ownership; our belief that our extensive portfolio of patents, trade secrets and non-patented know-how provides us with a competitive advantage in the micro-display industry; our belief that our ability to develop innovative products based on our extensive materials science expertise enhances our opportunity to grow within our targeted markets; our belief that continued introduction of new products in our target markets is essential to our growth; our expectation that our display products will benefit from further general technological advances in the design and production of integrated circuits and active matrix LCDs, resulting in further improvements in resolution and miniaturization; our belief that our manufacturing process offers greater miniaturization, reduced cost, higher pixel density, full color capability and lower power consumption compared to conventional active matrix LCD manufacturing approaches; our expectation not to pay cash dividends for the foreseeable future and to retain earnings for the development of our businesses; our expectation, based on current negotiations with our customers and certain contractual obligations, that the sales prices of certain products will decline in fiscal year 2013; our expectation that sales of our displays into the TWS program will decline significantly in 2013; our plan to base production and inventory levels based on internal forecasts of customer demands; our belief that the overall increase or decrease in the average sales price of our display products will be dependent on the sales mix of commercial and military display sales; our belief that the U.S. military will evaluate competitors' products for the next thermal weapon sight program; our expectation that we will expend between $2.0 and $3.0 million on capital expenditures over the next twelve months; our expectation that competition will increase; our belief that our display products are well suited for new applications such as reading e-mail and browsing the Internet using digital wireless devices and other consumer electronics devices; our belief that small form factor displays will be a critical component in the development of advanced wireless communications systems; our belief that one of the benefits of our display technology is the ability to produce high-resolution displays in small form factors; our belief that wireless handset makers are looking to create products that complement or eventually replace wireless handsets; our belief that general technological advances in the design and fabrication of integrated circuits, LCD technology and LCD manufacturing processes will allow us to continue to enhance our display product manufacturing process; our expectation that a significant market for new wireless communication devices, including personal entertainment systems, will develop; our belief that continued introduction of new products in our target markets is essential to our growth; our belief that our available cash resources will support our operations and capital needs for at least the next twelve months; our expectation that our interest income will decline in 2013; our expectation that we will not pay domestic federal taxes in the near term; our expectation that we will have taxes based on U.S. federal tax liabilities, on federal alternative minimum tax rules and on our foreign operations in 2013; our expectation that we will have a state tax provision in 2013; our expectation that the adoption of certain accounting standards will not have a material impact on our financial position or results of operations; our belief that our business is not disproportionately affected by climate change regulations; our belief that our operations have not been materially affected by inflation; and our belief that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations, and cash flows should not be material. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industries in which we operate, management's beliefs, and assumptions made by management. In addition, other written or oral statements, which constitute forward-looking statements, may be made by or on behalf of us. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “could”, “seeks”, “estimates”, and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements, whether as a result of new information, future events or otherwise. Factors that could cause or contribute to such differences in outcomes and results include, but are not limited to, those discussed below in Item 1A and those set forth in our other periodic filings filed with the Securities and Exchange Commission. Except as required by law, we do not intend to update any forward-looking statements even if new information becomes available or other events occur in the future.

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
Business Matters
On January 16, 2013 (the Closing Date), we completed the sale of our III-V product line, including all of the outstanding equity interest in KTC Wireless, LLC, a wholly-owned subsidiary that held our investment in Kopin Taiwan Corporation (KTC), to IQE KC, LLC and IQE plc. The aggregate purchase price was approximately $70 million of which $15 million will be paid to us on the third anniversary of the Closing Date. We discounted the $15 million and recorded the amount due at $14.8 million on the Closing Date.
The following tables provide the pro forma revenues and total assets of the Company as if the sale of the III-V product line had been completed on December 29, 2012 (in millions):

	Consolidated	III-V Product Line	Pro Forma
Revenues	$93.4	$58.8	$34.6

	Consolidated	III-V Product Line	Pro Forma
Total Assets	$176.2	$50.7	$125.5
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
We were incorporated in Delaware in 1984 and are a leading developer of body-worn voice activated and gesture controlled cloud computing systems and display products. Our technologies are used to create hands-free voice and gesture controlled wireless computing systems primarily worn on the head that include an optical pod featuring our proprietary miniature flat panel displays. Our systems include both commercially available software packages such as Microsoft Windows CE, Nuance Dragon NaturallySpeaking and Hillcrest Labs as well as our proprietary operating, noise cancellation and speech enhancement software. The systems we create are concept designs which we license to customers who wish to develop industrial and military products for sale to end customers. We licensed our first concept design in 2010 and our customer anticipates shipping products based on our technology in 2013. Through 2013 our revenues from licensing our Golden-i technologies has been de minimis.
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
We have two sources of revenues: product revenues are our primary source of revenues and we also receive research and development (R&D) revenues primarily from contracts issued by branches of the U.S. military. For the three and nine months ended September 29, 2013, R&D revenues were $0.1 million and $1.3 million, respectively. This contrasted with $0.9 million and $2.3 million, respectively, for the corresponding period in 2012.
 Results of Operations
The three and nine month periods ended September 28, 2013 and September 29, 2012 are referred to as 2013 and 2012, respectively. The year ended period December 29, 2012 is referred to as fiscal year 2012.
Revenues. For the three and nine month periods ended September 28, 2013 and September 29, 2012, our revenues, which include product sales and amounts earned from research and development contracts, were as follows (in millions):

	Three Months Ended		Nine Months Ended
Display Revenues by Category (in millions )	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Military Applications	$1.5	$4.3	$7.2	$15.0
Consumer Electronic Applications	3.4	3.0	8.9	8.8
Research & Development	0.1	0.9	1.3	2.3
Total	$5.0	$8.2	$17.4	$26.1
Sales of our products for Military Applications declined in 2013 because of reduced demand from the U.S. government. Our military products have higher profit margins than our other display products and have been a significant contributor to our overall profitability for the past several years. The U.S. government is projected to incur large budget deficits for the near future and is expected to reduce spending on military programs as part of the solution to decrease these deficits.
Sales of our products for Consumer Electronic Applications, which are primarily digital still cameras, increased slightly compared to the same periods in the prior year. Our ability to forecast our revenues in this category is very difficult as sales of our product ultimately depend on how successful our customers are in promoting their digital still camera models. There are many digital still camera models offered by a number of large consumer electronics companies and it is a very competitive product category. In addition, we typically rebid to win this business each year. The decrease in Research and Development revenues is the result of a decrease in funding from the U.S. government. We are unable to predict the amount of funding for research and development by the U.S. government as it addresses its budget deficit issues.
In 2011, we began offering a headworn, voice and gesture controlled, hands-free cloud computing concept design that has an optical pod with a microdisplay. Our plan is to license concept designs and sell the optical pod. The concept design encompasses a number of different technologies including but not limited to voice and gesture control, noise cancellation, and web browsing. Some of the technologies included in the concept design we license from other companies. Customers may license only a subset of these technologies depending on whether they wish to develop a military, industrial or consumer product. We have entered into an agreement to license technology concept design and know-how to a company that is developing an industrialized product which they commenced offering in 2013. The license is exclusive for the industrial market; non-exclusive for certain other markets and prohibits the licensee from selling to other markets. Under the terms of the license we will sell an optical pod which includes our display, optics and a back light. License revenues and sales of components in 2013 and 2012 were de minimis and were primarily to demonstrate the product concept. We believe that in subsequent years our ability to develop and expand our technologies and to market and license our concept designs will be important for our revenue growth and ability to achieve profitability. Our concept designs have a significant software component and we have limited experience in developing software. The markets to which our concept designs are targeted already have a number of existing product offerings such as ruggedized lap-top computers and tablets. The companies that offer these products are significantly larger than we are. We expect to incur significant development and marketing costs in 2013 to commercialize concept designs. We currently expect revenue of between $18 million and $22 million for fiscal year 2013, however our ability to forecast revenues derived from the Golden-i technology which may significantly impact our results of operations is very limited. We currently expect to have a consolidated net loss in the range of $28 million to $33 million in 2013, excluding the impact of the sale of our III-V product line and investment in KTC. Excluding the effects of working capital, our stock buyback program and other investing and financing activities, we estimate we will use between $30 million and $35 million to fund operations for fiscal year 2013.
We have provided estimated 2013 revenue and net loss ranges in order for the investor to understand the impact of both the sale of our III-V product line and expected changes in our remaining business in 2013 as compared to 2012. However, we believe we have an opportunity to position ourselves in the growing wearable cloud computing market and therefore our primary focus in 2013 is on developing technology and products and establishing relationships, and not necessarily achieving revenue, net loss or any other particular financial metric. Accordingly, our 2013 net losses may exceed our current estimates.
International sales represented 39% and 26% of product revenues for the nine months ended September 28, 2013 and September 29, 2012, respectively. Our international sales are primarily denominated in U.S. currency. Consequently, a strengthening of the U.S. dollar could increase the price in local currencies of our products in foreign markets and make our products relatively more expensive than competitors' products that are denominated in local currencies, leading to a reduction in sales or profitability in those foreign markets. In addition, our Korean subsidiary, Kowon, holds U.S. dollars. As a result, our financial position and results of operations are subject to exchange rate fluctuation in transactional and functional currency. We have not taken any protective measures against exchange rate fluctuations, such as purchasing hedging instruments with respect to such fluctuations, because of the historically stable exchange rate between the Japanese yen, Korean won and the U.S. dollar.

Cost of Product Revenues.

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Cost of product revenues (in millions):	$4.6	$4.9	$16.8	$17.0
Cost of product revenues as a % of net product revenues	94.5%	66.5%	104.5%	71.3%
Cost of product revenues, which is comprised of materials, labor and manufacturing overhead related to the production of our products increased as a percentage of revenues in 2013 as compared to 2012 due to a decrease in the sale of our display products for military applications, normal price declines and lower unit sales of our display products. For the nine months ended September 28, 2013 our production volumes were insufficient to absorb our fixed costs.
Research and Development. Research and development (R&D) expenses are incurred in support of internal development programs or programs funded by agencies or prime contractors of the U.S. government and commercial partners. In fiscal year 2013 our R&D expenditures will be related to our display products and Golden-i technologies. R&D revenues associated with funded programs are presented separately in revenue in the statement of operations. Research and development costs include staffing, purchases of materials and laboratory supplies, circuit design costs, fabrication and packaging of display products, and overhead. For the three and nine months ended September 28, 2013 and September 29, 2012, R&D expense was as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Funded	$0.2	$0.5	$1.0	$1.4
Internal	5.4	4.2	12.5	9.3
Total research and development expense	$5.6	$4.7	$13.5	$10.7
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

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Selling, general and administration expense (in millions):	$5.0	$4.7	$15.7	$13.0
Selling, general and administration expense as a % of revenues	102.0%	57.3%	90.2%	50.0%
S,G&A expenses increased in the nine months of 2013 as compared to 2012 because of increases of approximately $1.2 million in professional fees and approximately $0.8 million of patent amortization and other patent related expenses.

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

Other Income and Expense

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Other income and expense (in millions):	$1.5	$(0.5)	$0.2	$0.9
Other income and expense, net, is primarily composed of interest income, foreign currency transaction and remeasurement gains and losses incurred by our Korean and UK-based subsidiaries and (losses) gains resulting from the impairment or sale of investments. For the three months ended September 28, 2013, we recorded $0.8 million of foreign currency losses as compared to $0.4 million of foreign currency losses for the three months ended September 29, 2012. For the nine months ended September 28, 2013 we recorded $0.2 million of foreign currency losses as compared to $0.4 million of foreign currency losses for the nine months ended September 29, 2012.
During the nine months ended September 28, 2013, we recorded an impairment of $2.5 million related to the write-off a cost based investment. During the three and nine month periods ended September 28, 2013 we recorded a $1.9 million gain on the sale of our investments in Advanced Wireless Semiconductor Company and WIN Semiconductor Corp.
Equity Losses in Unconsolidated Affiliates. For the three and nine months ended September 28, 2013 the equity losses in unconsolidated affiliates consists of our approximate 12% and 23% share of the losses of KoBrite and AZ, respectively. For the three months ended September 29, 2012, the equity loss in unconsolidated affiliate consists of our approximate 12% share of the losses of KoBrite. For the nine months ended September 29, 2012 the equity losses is a result of our approximate 12% share of the losses of KoBrite and our 25% share of the losses of Ikanos.
Tax Provision. For the three and nine months ended September 28, 2013 we recorded a tax benefit of $33,000 and $12.9 million, respectively, compared to $10,000 and $22,799 tax provisions for the three and nine months ended September 29, 2012, respectively. In accordance with U.S. GAAP, intraperiod tax allocation provisions require allocation of a tax expense to the gain on discontinued operations based upon our statutory tax rate. We have net operating loss carryforwards available to offset the tax expense. The benefit of these net operating loss carryforwards is reflected in the tax benefit from continuing operations.  Accordingly, we have recorded a tax expense in discontinued operations and a benefit in continuing operations of $13.1 million.
For the three months ended September 28, 2013 our $33,000 benefit for income taxes is comprised of our state income tax liabilities on our domestic taxable earnings and estimated foreign taxes due on our international subsidiaries' taxable earnings.
Net Income Attributable to Noncontrolling Interest. We own approximately 93% of the equity of Kowon and approximately 51% of the equity of Ikanos and e-MDT. Net (loss) income attributable to noncontrolling interest on our consolidated statement of operations represents the portion of the results of operations of our majority owned subsidiaries which is allocated to the shareholders of the equity interests not owned by us. The change in net income attributable to noncontrolling interest is the result of the change in the results of operations of Kowon for the three and nine month periods ended September 28, 2013 and September 29, 2012, Ikanos for the three and nine month periods ended September 28, 2013 and eMDT for the three and nine month periods ended September 28, 2013.
Liquidity and Capital Resources
As of September 28, 2013, we had cash and equivalents and marketable securities of $122.7 million and working capital of $116.4 million compared to $92.5 million and $106.8 million, respectively, as of December 29, 2012. The change in cash and equivalents and marketable securities was primarily due to cash provided by investing activities of $20.7 million, partially offset by net outflow of cash used in operating activities of $12.8 million, the repurchase of our common stock of $6.0 million and our purchase of shares of our Korean subsidiary, Kowon, of $3.7 million.
Cash and marketable debt securities held in U.S. dollars:

Domestic	$108,362,572
Foreign	11,218,821
Subtotal cash and marketable debt securities	119,581,393
Cash and marketable debt securities held in other currencies and converted to U.S. dollars	3,166,410
Total cash and marketable debt securities	$122,747,803
We have no plans to repatriate the cash and marketable debt securities held in our foreign subsidiaries FDD and Ikanos and, as such, we have not recorded any deferred tax liability. In 2013, we expect the operations at our Korean facility, Kowon, to cease. Kowon has approximately $13.4 million of cash and marketable debt securities which we anticipate will eventually be remitted to the U.S. and, accordingly, we have recorded deferred tax liabilities associated with its unremitted earnings.
We lease facilities located in Westborough, Massachusetts, Santa Clara, California and Scotts Valley, California under non-cancelable operating leases. The Westborough, Santa Clara and the Scotts Valley leases expire in 2023, 2016 and 2014, respectively.
We lease a facility in Dalgety Bay, Scotland which expires in 2016, and also lease two facilities in Nottingham, United Kingdom, which expire in 2016 and 2017.
We expect to expend between $2.0 million and $3.0 million on capital expenditures over the next twelve months.
We have entered into a product development agreement under which we have agreed to fund up to a remaining $0.8 million of development expenses if certain milestones are achieved. As of September 28, 2013, we have paid $3.2 million under this agreement.
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
Included in the $1.8 million of billings in excess of revenue earned on the consolidated balance sheet at September 28, 2013, is approximately $1.0 million which we received from the state of Massachusetts as an incentive to retain jobs in Massachusetts. As a result of the sale of our III-V product line we do not anticipate earning any more amounts under the state grant agreement and we anticipate repaying all of such amounts to the state in 2013.
As of September 28, 2013, we had tax loss carry-forwards, which may be used to offset future federal taxable income. We may record a tax provision in our financial statements but we may be able to offset some or all of the amounts that are payable with our tax loss carry-forwards. We may be subject to alternative minimum taxes, foreign taxes and state income taxes depending on our taxable income and sources of taxable income.
Historically, we have financed our operations primarily through public and private placements of our equity securities. Over the past several years we have generated sufficient cash from operations to fund the business. We believe our available cash resources will support our operations and capital needs for at least the next twelve months.
Seasonality

There has been no seasonal pattern to our sales in fiscal years 2013 and 2012.
Contractual Obligations
The following is a summary of our contractual payment obligations for operating leases as of September 28, 2013:

Contractual Obligations	Total	Less than 1 year	1-3 Years	3-5 years	More than 5 years
Operating Lease Obligations	$7,774,552	$1,371,057	$2,828,475	$1,764,186	$1,810,834

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
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
An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Our quarterly evaluation of our disclosure controls and procedures includes an evaluation of some components of our internal control over financial reporting, and internal control over financial reporting is also separately evaluated on an annual basis for purposes of providing the management report which is set forth herein. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 28, 2013 and designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
During the three month period ended September 28, 2013 we transitioned the operation and maintenance of our accounting software from our internal resources to a third party provider. Historically we used internal personnel and the third party provider to maintain and monitor our accounting software on our internal systems. We do not believe the transfer will have an impact on our evaluation of our internal controls over financial reporting.

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
A decline in the U.S. government defense budget, changes in spending or budgetary priorities, prolonged U.S. government shutdown or delays in contract awards may significantly and adversely affect our future revenues, cash flow and financial results. The Budget Control Act of 2011 enacted 10-year discretionary spending caps which are expected to generate over $1 trillion in savings for the U.S. government, a substantial portion of which comes from Department of Defense baseline spending reductions. In addition, additional automatic spending cuts (referred to as sequestration) totaling $1.2 trillion over 10 years have begun to be implemented in the U.S. Government fiscal year ended September 30, 2013. These reduction targets will further reduce Department of Defense and other federal agency budgets. The Office of Management and Budget provided guidance to agencies and departments on implementing the sequestration cuts for government fiscal year 2013. However, there remains much uncertainty about the level of cuts that will be required for government fiscal year 2014 and the impact those cuts will have on contractors supporting the government. In light of the current uncertainty, we are not able to predict the potential impact of sequestration on our Company or our financial results. However, we expect that implementation of further automatic spending cuts in government fiscal year 2014 will reduce, delay or cancel funding for certain of our contracts and programs, and could adversely impact our operations and financial results.
The recent government shutdown and related matters could harm our business. In addition, Congress failed to approve an interim or full-year budget before the U.S. Government’s fiscal year ended on September 30, 2013, which resulted in a shutdown of non-essential government services. Subsequently, a continuing resolution was passed to fund the government through January 15, 2014 and raise the federal debt ceiling to permit the U.S. government to borrow funds through February 7, 2014. If Congress does not approve a FY 2014 budget and a second continuing resolution is not approved by that date, the government may again shut down. The recent and ongoing effects of the U.S. government shutdown, as well as current uncertainty regarding the federal budget and federal spending levels, including the possible impacts of a failure to increase the “debt ceiling,” could disrupt our business. The impacts to our business on account of a prolonged government shutdown or failure to increase the debt ceiling are uncertain at this time, but potential impacts include delay in payments owed to us by the U.S. government, loss of revenue and profit on contracts that did not have government funding in place before September 30, 2013 or otherwise could not be performed by us during the government shutdown, disruption in our subcontractors’ business that may impact our performance on contracts and other impacts, any of which could adversely affect our operations, cash flow and financial results.

Customer demands and new regulations related to conflict-free minerals may adversely affect us. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”) imposes new disclosure requirements regarding the use of “conflict” minerals mined from the Democratic Republic of Congo and adjoining countries in products, whether or not these products are manufactured by third parties. These new requirements could affect the pricing, sourcing and availability of minerals used in the manufacture of semiconductor devices (including our products). There will be additional costs associated with complying with the disclosure requirements, such as costs related to determining the source of any conflict minerals used in our products. Our supply chain is complex and we may be unable to verify the origins for all metals used in our products. We purchase materials from foreign sources and they may not cooperate and provide us with the necessary information to allow us to comply with the Act. This may require us to find alternative sources which could delay product shipments. We may also encounter challenges with our customers and stockholders if we are unable to certify that our products are conflict free.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Sale of Unregistered Securities
In the past three years we have not sold any securities which were not registered under the Securities Act.
Use of Proceeds
The information required by this item regarding use of proceeds by the Company is reported herein in Part 1, Item 2 under “Liquidity and Capital Resources”.
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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
June 30, 2013 - July 27, 2013,	388,000	$3.77	388,000	$26,307,484
July 28, 2013 through August 24, 2013	324,000	$3.55	324,000	$25,155,884
August 25, 2013 through September 28, 2013	319,502	$3.58	319,502	$24,013,179
Total	1,031,502	$3.64	1,031,502

Item 6.	Exhibits

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (1)
3.2	Amendment to Certificate of Incorporation (2)
3.3	Amendment to Certificate of Incorporation (2)
3.4	Fourth Amended and Restated By-laws (3)
31.1	Certification of John C.C. Fan, Chief Executive Officer, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
31.2	Certification of Richard A. Sneider, Chief Financial Officer, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.1	Certification of John C.C. Fan, Chief Executive Officer, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.2	Certification of Richard A. Sneider, Chief Financial Officer, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Label Linkbase Document*
101.PRE	XBRL Taxonomy Presentation Linkbase Document*

*	Submitted electronically herewith

(1)	Filed as an exhibit to Registration Statement on Form S-1, File No. 33-57450, and incorporated herein by reference.

(2)	Filed as an exhibit to Quarterly Report on Form 10-Q for the quarterly period July 1, 2000 and incorporated herein by reference.

(3)	Filed as an exhibit to Current Report on Form 8-K filed on December 12, 2008 and incorporated herein by reference.
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at September 28, 2013 and December 29, 2012, (ii) Consolidated Statements of Operations for the three and nine months ended September 28, 2013 and September 29, 2012, (iii) Consolidated Statement of Comprehensive (Loss) Income for the three and nine months ended September 28, 2013 and September 29, 2012, (iv) Consolidated Statements of Stockholders’ Equity for the nine months ended September 28, 2013, (v) Consolidated Statements of Cash Flows for the nine months ended September 28, 2013 and September 29, 2012, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.**

**	Furnished and not filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KOPIN CORPORATION (Registrant)

Date:	November 5, 2013	By:	/S/ JOHN C.C. FAN
John C.C. Fan
President, Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

Date:	November 5, 2013	By:	/S/ RICHARD A. SNEIDER
Richard A. Sneider
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)