Form 10-K
period 2013-12-28
KOPIN CORP
filed 2014-03-17
CIK 771266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 28, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission file number 0-19882
KOPIN CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Delaware	04-2833935
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

125 North Drive, Westborough, MA	01581-3335
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(508) 870-5959
Securities registered pursuant to Section 12(b) of the Act:	Common Stock, par value $.01 per share
(Title of Class)
Name of each exchange on which registered	NASDAQ Global Market
Securities registered pursuant to Section 12(g) of the Act:	None
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
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 29, 2013 (the last business day of the registrant's most recent second fiscal quarter) the aggregate market value of outstanding shares of voting stock held by non-affiliates of the registrant was $235,280,802.
As of March 14, 2014, 65,790,407 shares of the registrant’s Common Stock, par value $.01 per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to its 2014 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

Part I
Forward Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995, including, without limitation, statements made relating to our expectation that we will continue to pursue other U.S. government development contracts for applications that relate to our commercial product applications; our expectation that we will prosecute and defend our proprietary technology aggressively; our belief that it is important to retain personnel with experience and expertise relevant to our business; our belief that our products are targeted towards markets that are still developing and our competitive strength is creating new technologies; our belief that it is important to invest in research and development to achieve profitability even during periods when we are not profitable; our belief that we are a leading developer and manufacturer of advanced miniature displays; our belief that our products enable our customers to develop and market an improved generation of products; our belief that that the technical nature of our products and markets demands a commitment to close relationships with our customers; our belief that our Golden-i industrial reference design will provide for increased worker productivity, safety and improved manufacturing quality; our belief that our ability to develop and expand the our wearable technologies and to market and license our wearable technologies will be important for our revenue growth and ability to achieve profitability and positive cash flow; the impact of the timing of development of the market segment for our wearable computing products on our ability to grow revenues; our expectation that we will incur significant development and marketing costs in 2014 to commercialize the our wearable technologies; our statement that we may make equity investments in companies; our expectation that KoBrite will incur additional losses in the near term; our expectation that the operations at our Korean facility, Kowon, will cease and the cash and marketable debt securities held by Kowon will eventually be remitted back to the U.S.; our expectation that revenue will be between $18 million and $22 million for 2014; our ability to forecast our revenues and operating results; our expectation that we will have a consolidated net loss in the range of $32 million to $40 million in 2014; our expectation that excluding the effects of working capital, stock buybacks, and other investing activities our cash usage will be between $30 million and $35 million to fund operations for fiscal year 2014; our expectation that the U.S. government will significantly reduce funding for programs through which we sell high margin military products; our belief that a strengthening of the U.S. dollar could increase the price of our products in foreign markets; the impact of new regulations relating to conflict minerals on customer demands and increased costs related to compliance with such regulations; our belief that our future success will depend primarily upon the technical expertise, creative skills and management abilities of our officers and key employees rather than on patent ownership; our belief that our extensive portfolio of patents, trade secrets and non-patented know-how provides us with a competitive advantage in the wearable technologies market; our belief that our ability to develop innovative products enhances our opportunity to grow within our targeted markets; our belief that continued introduction of new products in our target markets is essential to our growth; our expectation that our display products will benefit from further general technological advances in the design and production of integrated circuits and active matrix LCDs, resulting in further improvements in resolution and miniaturization; our belief that our manufacturing process offers greater miniaturization, reduced cost, higher pixel density, full color capability and lower power consumption compared to conventional active matrix LCD manufacturing approaches; our expectation not to pay cash dividends for the foreseeable future and to retain earnings for the development of our businesses; our expectation that we will expend between $2.0 million and $3.0 million on capital expenditures over the next twelve months; our expectation that competition will increase; our belief that small form factor displays will be a critical component in the development of advanced wireless communications systems; our belief that wireless handset makers are looking to create products that complement or eventually replace wireless handsets; our belief that general technological advances in the design and fabrication of integrated circuits, LCD technology and LCD manufacturing processes will allow us to continue to enhance our display product manufacturing process; our belief that continued introduction of new products in our target markets is essential to our growth; our belief that our available cash resources will support our operations and capital needs for at least the next twelve months; our expectation that we will have taxes based on federal alternative minimum tax rules and on our foreign operations in 2014; our expectation that we will have a state tax provision in 2014; our expectation that the adoption of certain accounting standards will not have a material impact on our financial position or results of operations; our belief that our business is not disproportionately affected by climate change regulations; our belief that our operations have not been materially affected by inflation; and our belief that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations, and cash flows should not be material. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industries in which we operate, management's beliefs, and assumptions made by management. In addition, other written or oral statements, which constitute forward-looking statements, may be made by or on behalf of us. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “could”, “seeks”, “estimates”, and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements, whether as a result of new information, future events or otherwise. Factors that could cause or contribute to such differences in outcomes and results include, but are not limited to, those discussed below in Item 1A and those set forth in our other periodic filings filed with the Securities and Exchange Commission. Except as required by law, we do not intend to update any forward-looking statements even if new information becomes available or other events occur in the future.

Item 1.	Business
Introduction

We were incorporated in Delaware in 1984 and are a leading developer of Wearable technologies and display products.

On January 16, 2013, we completed the sale of our III-V product line, including all of the outstanding equity interest in KTC Wireless, LLC, a wholly-owned subsidiary which held the our investment in Kopin Taiwan Corporation (KTC), to IQE KC, LLC (IQE) and IQE plc (Parent, and collectively with IQE, the Buyer). Our III-V products primarily consisted of our Gallium Arsenide-based HBT transistor wafers. The aggregate purchase price was approximately $75 million, subject to certain adjustments, including working capital adjustments and escrow. Upon agreement of the final working capital and other adjustments the net purchase price was $70.2 million, and the gain on the sale, net of tax, was $20.1 million. Under the terms of the Purchase Agreement, $55 million was paid to us in January 2013, $0.2 million was paid in April 2013 and the remaining $15 million is scheduled to be paid to us on the third anniversary of the Closing Date. We have revised the prior period amounts in our consolidated financial statements for the impact of the sale of the III-V product line, which is reflected as discontinued operations.
The following table provides the pro forma revenues of the Company as if the sale of the III-V product line had been completed on December 26, 2010 (the first day of the Company’s fiscal year ended December 31, 2011) (in millions):

	2012			2011
	Consolidated	III-V Product Line	Pro Forma	Consolidated	III-V Product Line	Pro Forma
Revenues	$93.4	$58.8	$34.6	$131.1	$66.5	$64.6
The following table provides the pro forma assets of the Company as if the sale of the III-V product line had been completed on December 29, 2012 (in millions):

	2012
	Consolidated	III-V Product Line	Pro Forma
Total Assets	$176.2	$50.7	$125.5

Wearable technologies are used to create hands-free voice and gesture controlled wireless computing and communication systems primarily worn on the head, that include an optical pod featuring our proprietary miniature flat panel displays. Wearable technologies integrate a variety of commercially available software packages such as Microsoft Windows CE, Nuance Dragon NaturallySpeaking and Hillcrest Labs with our proprietary software and display products to create a reference design which we offer to license to customers who wish to develop mobile industrial products. We licensed our first reference design known as Golden-i® in 2010 and our customer began shipping products based on our technology in 2013. Through 2013 our revenues from licensing our Golden-i technologies has been de minimis. We have rebranded the category and refer to the headset reference designs and other technologies we developed as Kopin Wearable technologies of which the Golden-i headset reference design is for the industrial market segment.

Our display products consist of miniature, high performance, high resolution displays either sold separately or in various configurations with optical lenses and electronics contained in either plastic or metal housings. Current applications which include our miniature, high performance, high resolution display products are military devices, such as thermal weapon sights, and consumer devices such as digital cameras; and devices that are capable of accessing the Internet or digital storage devices for viewing data or video. When our display products are configured as spatial light modulators, the applications include industrial equipment for 3D Automated Optical Inspection and training simulation equipment. We have sold our display products to Raytheon Company, DRS RSTA Inc., BAE Systems (directly and through a third party QiOptiq), and ITT for use in military applications and to Samsung Electronics Co., Ltd. (Samsung), Eastman Kodak Company (Kodak), Olympus Corporation (Olympus) and Fuji Corporation (Fuji) for digital still cameras. For fiscal years 2013, 2012 and 2011, significant display customers are shown below. The caption “Military Customers in Total” in the table below excludes research and development contracts. We sell our displays to Japanese customers through Ryoden Trading Company. (“*” denotes that the customer's revenues were less than 10% of our total company revenues))

	Percent of Total Revenues
Customer	2013	2012	2011
Military Customers in Total	38%	57%	60%
Raytheon Company	14%	22%	23%
DRS RSTA Inc.	*	21%	18%
QiOptiq Defense Inc.	*	*	10%
Ryoden Trading Company	18%	12%	15%
U. S. Government funded research and development contracts	10%	10%	8%

Our fiscal year ends on the last Saturday in December. The fiscal years ended December 28, 2013, December 29, 2012, and December 31, 2011 are referred to herein as fiscal years 2013, 2012 and 2011, respectively. Our principal executive offices are located at 125 North Drive, Westborough, Massachusetts. Our telephone number is (508) 870-5959.
Industry Overview
Wearable Computing/Communicating
Over a billion wireless hand-held devices are sold annually for communication, data input, storage and retrieval, accessing the internet, and other purposes. Derivative wireless devices such as Bluetooth headsets and Smart Watches are available for the purpose of allowing the user to access their wireless handsets' voice and text communication features without holding the wireless handset. Wearable computing devices also include body-worn devices such as scanners and terminals which are sold in industrial markets to improve worker productivity. The user interface for these devices is typically either a key pad or a touch screen however some wireless devices include voice recognition software as an additional feature to allow the user to search the Internet. We believe wireless handset makers are looking to create products that work as a complement to the wireless handsets or to eventually replace the wireless handset. Wireless network companies are encouraging the development of more products that utilize their network capacity and other companies are developing products which provide continuous access to social media outlets. In order for the markets for these new products to develop further advances in the devices and application software will be required. Device improvements include smaller higher resolution displays, lower power processors, longer-life batteries, compact optics and software including voice recognition and noise cancellation. For the market for these devices to grow application software must be developed that exploit their new features and functions.
Display Products
Small form factor displays are used in military, consumer electronic and industrial products such as thermal weapon sights, digital cameras, training and simulation products and metrology tools. We expect the market for wireless communications devices, including personal entertainment systems, will continue to grow. In order for this market to develop, advances in wireless communications systems such as greater bandwidth and increased functionality, including real-time wireless data, broadband Internet access and mobile television, will be necessary. We believe small form factor displays will be a critical component in the development of advanced mobile wireless communications systems as these systems must provide high resolution images without compromising the portability of the product.

There are several display technologies commercially available including transmissive, reflective and emissive. The most commonly used technology in portable applications is based on the traditional liquid crystal display, or LCD, which is now in widespread use. We offer transmissive and reflective display solutions.These displays form an image by either transmitting or reflecting light emitted from a source located either behind or in front of the LCD. The principal LCD technologies are passive and active matrix.

•
Passive Matrix LCD.    These displays are primarily used in calculators, simple watches and wireless handsets because of their relatively low cost and low power consumption. Their relatively low image quality, slow response time and limited viewing angle, however, make them inadequate for many demanding applications.

•
Active Matrix LCD.    These displays are used primarily in wireless handsets, tablets, laptop computers, televisions and projection systems. In contrast to passive matrix LCDs, color active matrix LCDs incorporate three transistors at every pixel location. This arrangement allows each pixel to be turned on and off independently which improves image quality and response time and also provides an improved side-to-side viewing angle of the display.

Our Solution

Kopin Wearable Technology
Kopin Wearable technology is a collection of technologies and software which can be integrated to create headset reference designs which use voice as the user interface and through the use of wireless technologies can contact other users or information from the cloud. The headset reference designs range from a headset which resembles typical eyeglasses but include audio capabilities allowing the user to communicate with other users to our industrial headset reference design, called Golden-i, which includes an optical pod with one of our display products, a microprocessor, memory and various commercially available software packages that we license such as Microsoft Windows CE or Android, Nuance Dragon NaturallySpeaking, Ask Ziggy natural speech, and Hillcrest Labs motion control. All of our headset reference designs utilize operating system software we developed and include our proprietary noise cancellation technologies. The optical pod allows the user to view information such as WEB data, technical diagrams, streaming video or face to face communication. When viewing schematics or similar documents the user is capable of zooming-in to see finer details or zooming out to see an entire system perspective. Some headset reference designs have a camera feature which enables the user to stream live video to a remote subject matter expert so that both the user and expert can analyze the issue at the same time.

We believe Kopin’s Wearable technology will provide for increased worker productivity, safety and improved manufacturing quality through more efficient issue resolution and improved communication. Kopin Wearable reference designs are targeted for markets where the user needs a much greater range of functionality than is typically provided by wireless devices such as handsets, smart phones, tablets or Bluetooth headsets and either due to the requirements of their usage patterns, occupation, or for improved productivity the user is better served with voice recognition as the primary interface as opposed to a touch screen or keyboard.

Display Products
Our principal Display products are miniature high density color or monochrome active matrix LCDs with resolutions which range from approximately 320 x 240 resolution to 2048 x 2048 resolution sold in either a transmissive or reflective format. We sell our displays individually, in an Electronic Viewfinder (EVF) which includes a single display, backlight and optics in a plastic housing or in a Higher-Level Assembly (HLA) which contain a display, light emitting diode based illumination, optics, and electronics in a sealed housing. EVFs are sold to commercial and industrial customers and HLA’s are specifically configured and sold to military customers.

Our transmissive display products, which we refer to as CyberDisplay™ products, utilize high quality, single crystal silicon-the same high quality silicon used in conventional integrated circuits. This single crystal silicon is not grown on glass; rather, it is first formed on a silicon wafer and patterned into an integrated circuit (including the active matrix, driver circuitry and other logic circuits) in an integrated circuit foundry. The silicon wafer is then sent to our facilities and the integrated circuit is lifted off as a thin film and transferred to glass using our proprietary Wafer™ Engineering technology, so that the transferred layer is a fully functional active matrix integrated circuit which now resides on a transparent substrate.

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

Our CyberDisplay displays have the additional advantage of being fabricated using conventional silicon integrated circuit lithography processes. These processes enable the manufacture of miniature active matrix circuits, resulting in comparable or higher resolution displays relative to passive and other active matrix displays that are fabricated on glass. Our foundry partners fabricate integrated circuits for our CyberDisplay displays in their foundries in Taiwan and Korea. The fabricated wafers are then returned to our facilities, where we lift the integrated circuits off the silicon wafers and transfer them to glass using our proprietary technology. The transferred integrated circuits are then processed, packaged with liquid crystal and assembled into display panels at our Display Manufacturing Center in Westborough, Massachusetts.

For military applications of our CyberDisplay display, it is fabricated, tested and routed to our HLA assembly area, where it is incorporated into a module. We offer a variety of models with varying levels of complexity but common to all is our display, illuminations source, optics and electronics in a sealed unit.

Our reflective displays products are miniature high density dual mode color sequential/monochrome reflective micro displays with resolutions which range from approximately 1280 x 720 pixels (720P) resolution to 2048 x 1536 pixels (QXGA) resolution. These displays are manufactured at our facility in Scotland, U.K. and we have also investigated the outsourcing of reflective displays from third party manufacturers. Our reflective displays are based on a proprietary, very high-speed, ferroelectric liquid crystal on silicon (FLCOS) platform. Our digital software and logic based drive electronics combined with the very fast switching binary liquid crystal enables our micro display to process images purely digitally and create red, green and blue gray scale in the time domain. This architecture has major advantages in visual performance over other liquid crystal, organic light-emitting diode and MEMS based technologies: precisely controlled full color or monochrome gray scale is achieved on a matrix of undivided high fill factor pixels, motion artifacts are reduced to an insignificant level and there are no sub-pixels, no moving mirrors and no analog conversions to detract from the quality of the image.

The FLCOS device is comprised of two substrates. The first is a pixelated silicon-based CMOS substrate which is manufactured by our foundry partner using conventional silicon integrated circuit lithography processes. The silicon substrate forms the display's backplane, serving as both the active matrix to drive individual pixels and as a reflective mirror. The second substrate is a front glass plate. Between the backplane and the front glass substrate is the ferroelectric liquid crystal material which, when switched, enables the incoming illumination to be modulated.
Strategy
Our strategy is to enable our customers to create differentiated products in their respective markets by offering technology and experience in the critical technology areas such as displays, optics, backlights, software, noise cancellation, packaging and ergonomics. We have developed several headset reference designs which use voice and gesture control as the primary interface between the user and the headset. The headset can send and receive both audio and video over wireless networks which allows for two-way communication with anyone who has access to similar capabilities. The headset reference designs are run by software that we developed internally and license from third parties. The video, documents and similar information (for example diagrams) are shown in an optical pod which is part of the device. The optical pod is comprised of one of our micro display products and other components (backlight, optical lens and Application Specific Integrated Circuits (ASIC) which are either made to our specifications or are standard parts that we purchase. Some of the reference designs have a camera feature which allows the user to send video to a remote third party. Our business model is to license our reference designs and enter into agreements for the sale of the optical pod or to sell our display and components separately. We offer our products to developers and manufacturers of industrial products, military products, consumer electronic products, 3d metrology equipment manufacturers and manufacturers of the next generation of mobile devices. The critical elements of our strategy include:

•
Broad Portfolio of Intellectual Property. We believe that our extensive portfolio of patents, trade secrets and non-patented know-how provides us with a competitive advantage in the wearable computing industry and we have been accumulating, either by internal efforts or through acquisition, a significant patent and know-how portfolio. We own, exclusively license or have the sole right to sublicense more than 200 patents issued and pending worldwide. An important piece of our strategy is to continue to accumulate valuable patented and non-patented technical know-how relating to our micro display and wearable computing technologies.

•
Maintain Our Technological Leadership.    We are a recognized leader in the design, development and manufacture of high resolution micro displays and modules which incorporate our micro displays with backlights, optic and ASICs and we believe our ability to develop both components and innovative reference system designs enhances our opportunity to grow within our targeted markets. By continuing to invest in research and development, we are able to add to our expertise in the design of innovative, high-resolution, miniature flat panel displays, backlights, optics and ASICs and we intend to continue to focus our development efforts on proprietary wearable computing systems.

•
License Headset Reference Designs with Key Product Manufacturers And Or Sell Critical Wearable Computing System Components.   Our strategy to monetize our headset reference designs is to licenses our technologies and know-how with manufacturers of wireless devices and also sell them critical components including display, backlights, optics and ASICs products. We may license them an entire reference design system which includes a license to our patents and know-how, a prototype product design and software or we may license individual elements of the reference design system. We have partners who are interested in developing their own devices which include the use of a micro display, backlights, optics and ASICs. In such cases we will offer these items for sale as standalone components. By licensing our reference designs our customers can significantly reduce time to market and, for certain components, obtain valid rights to use our intellectual property.

•
Strong U.S. Government Program Support. We perform a significant amount of work under research and development contracts with U.S. government agencies, such as the U.S. Night Vision Laboratory and the U.S. Department of Defense. Under these contracts, the U.S. Government funds a portion of our efforts to develop next-generation micro display related technologies. This enables us to supplement our internal research and development budget with additional funding.

Markets and Customers
Wearable computing products
Our business model is to generate revenues by licensing, for a royalty fee, our reference designs and know-how, which includes the operating software and patented product designs, and selling components to customers who develop and manufacture, or distribute, products based on our technology. We may also receive development fee from customers to help them integrate our technology into their products.

In 2010 we entered into an agreement with a company to license our Golden-i technology to it, which is our industrial headset reference design. The agreement gave Motorola an exclusive license in certain industrial fields, a non-exclusive in other fields and prohibits them from offering products in certain fields. Our revenues in 2013 from the license of the Golden-i headset reference design were not significant.
Display Products
We currently sell our display products to our customers as either a single display component, a unit which includes a lens and backlight (referred to as an electronic view finder or EVF), or a complete module, which includes the display, lens, backlight, focus mechanism and electronics, which are assembled in a plastic or metal housing (referred to as higher level assemblies or HLA for military customers and optical pod for commercial customers). We provide our display products to our customer for use in their product, which is based on our Golden-i reference design, Olympus, Fuji and Sanyo for use in digital cameras and to U.S. military prime contractors and certain foreign governments for use in military applications.

In order for our display products to function properly in their intended applications, ASICs generally are required. Several companies have designed ASICs to work with our display products and our customers can procure these chip sets directly from the manufacturer or through us.

For fiscal years 2013, 2012 and 2011, sales to military customers, excluding research and development contracts, as a percentage of total revenue were 38%, 57% and 60%, respectively.

For fiscal years 2013, 2012 and 2011, research and development revenues, primarily from multiple contracts with various U.S. governmental agencies, accounted for approximately 10%, 10% and 8%, respectively, of our total revenues.

For additional information with respect to our operating segments including sales and geographical information, see Note 15 to our financial statements for the year ended December 28, 2013, included with this Form 10-K.
Sales and Marketing

Our strategy is to license our headset reference designs to customers who will develop end user products. Our reference designs are still in the development stage and our marketing strategy has been primarily focused on establishing partnerships with leading companies in specific markets in order to understand their product requirements.

We sell our consumer electronic display products both directly and through distributors to original equipment manufacturers. We sell our military display products directly to prime contractors of the U.S. government or to foreign companies. Our strategy is to license our Kopin Wearable technology to customers who will develop end user products. For our display products we have a few customers who purchase in large volumes and many customers who buy in small volumes as part of their product development efforts. “Large volume” is a relative term. For consumer display customers, purchases may be in the tens of thousands per week, whereas industrial and military customers may purchase less than a hundred per month.

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

Our design and engineering staff are actively involved with customers during all phases of prototype design and production by providing engineering data, up-to-date product application notes, regular follow-up and technical assistance. In most cases, our technical staff work with each customer in the development stage to identify potential improvements to the design of the customer's product in parallel with the customer's effort. We have established a prototype product design group in Scotts Valley, California to assist our military product customers, and in Santa Clara California to assist our wearable product customers. These groups assist customers with incorporating our technologies and products into our customer's products and to accelerate the design process, achieving cost-effective and manufacturable products, and ensuring a smooth transition into high volume production. Our group in Scotts Valley is also actively involved with research and development contracts for military applications.
Product Development

We believe that continued introduction of new products in our target markets is essential to our growth. Our commercial products tend to have one to three year life cycles. We have assembled a group of highly skilled engineers who work internally as well as with our customers to continue our product development efforts. For the headset reference designs we develop software using both internal and external resources. For fiscal years 2013, 2012, and 2011 we incurred total research and development expenses of $17.5 million, $14.3 million and $16.6 million, respectively.
Component Products

Our display product development efforts are focused towards continually enhancing the resolution, performance and manufacturability of our display products. A principal focus of this effort is the improvement of manufacturing processes for very small active matrix pixels with our eight inch manufacturing line, which we will use in succeeding generations of our display products. The pixel size of our current transmissive display products ranges from 6.8 to 15 microns. These pixel sizes are much smaller than a pixel size of approximately 100 microns in a typical laptop computer display. The resolutions of our current commercially available display products are 320 x 240, 432 x 240, 640 x 480, 854 x 480, 800 x 600, 1,024 x 768, 1,280 x 1,024 and 2,048 x 1,536 pixels. In addition, we have demonstrated 2,048 x 2,048 resolution displays in a 0.96-inch diagonal size. We are also working on further decreasing the power consumption of our display products. The pixel size of our current reflective display products ranges from 8.2 to 13.6 microns. The resolutions of our current commercially available reflective display products are 1,024 x 768 and 1,280 x 1,024 pixels. Additional display development efforts include expanding the resolutions offered, increasing the quantity of display active matrix pixel arrays processed on each wafer by further reducing the display size, increasing the light throughput of our pixels, increasing manufacturing yields, and increasing the functionality of our HLA products.

We offer components such as optical lenses, back lights and ASICs that we have made to our specifications or are standard items that we buy and resell. The components that are made to order include either intellectual property we developed or licensed from third parties.

Headset Reference Design Products

Our headset reference design efforts are primarily focused on operating, application and noise cancellation software development, improving the optics in the display pod and reducing the size and power consumption of the unit and improving the overall fit and fashion of the reference design.
Funded Research and Development

We have entered into various development contracts with agencies and prime contractors of the U.S. government. These contracts help support the continued development of our core technologies. We intend to continue to pursue U.S. government development contracts for applications that relate to our commercial and military product applications. Our contracts with U.S. government agencies and prime contractors to the U.S. government contain certain milestones relating to technology development and may be terminated by the government agencies prior to completion of funding. Our policy is to retain our proprietary rights with respect to the principal commercial applications of our technology. To the extent technology development has been funded by a U.S. federal agency, under applicable U.S. federal laws the federal agency has the right to obtain a non-exclusive, non-transferable, irrevocable, fully paid license to practice or have practiced this technology for governmental use. Revenues attributable to research and development contracts for fiscal years 2013, 2012 and 2011 totaled $2.3 million, $3.3 million and $5.1 million, respectively.
Competition
Component Products

The commercial display market is highly competitive and is currently dominated by large Asian-based electronics companies including AUO, Himax, LG Display, Samsung, Sharp, Seiko, and Sony. The display market consists of multiple segments, each focusing on different end-user applications applying different technologies. Competition in the display field is based on price and performance characteristics, product quality and the ability to deliver products in a timely fashion. The success of our display product offerings will also depend upon the adoption of our display products by consumers as an alternative to traditional active matrix LCDs and upon our ability to compete against other types of well-established display products and new emerging display products. Particularly significant is the consumer's willingness to use a near eye display device, as opposed to a direct view display which may be viewed from a distance of several inches to several feet. We cannot be certain that we will be able to compete against these companies and technologies, or that the consumer will accept the use of such eyewear in general or our form factor specifically.

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

There are many companies whose sole business is the development and manufacture of optical lenses, backlights, ASICs and software. These companies may have significantly more intellectual property and experience than we do in the design and development of these components. We do not manufacture optical lenses, backlights, or ASICs but we either have them made to our specifications or buy standard off-the-shelf products

Headset Reference Design Products

The markets our headset reference designs are targeted to currently use smartphones, laptop computers, personal computers, tablets, ruggedized portable computers referred to as "tough books”, and a variety of hand-held devices. This market is extremely competitive and is served by companies such as Panasonic, Toshiba, Dell, HTC, Hewlett Packard, Apple, Sony and Samsung. These companies are substantially larger than Kopin from revenue, cash flow and asset perspectives. In addition, Google has developed a device named Google Glass which is a headset product with similar form and function as our headsets. Google is substantially larger than Kopin from revenue, cash flow and asset perspectives.

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

The process of seeking patent protection can be time consuming and expensive and we cannot be certain that patents will be issued from currently pending or future applications or that our existing patents or any new patents that may be issued will be sufficient in scope or strength to provide meaningful protection or any commercial advantage to us. We may be subject to or may initiate interference proceedings in the United States Patent and Trademark Office, which can demand significant financial and management resources. Patent applications in the United States typically are maintained in secrecy until they are published about eighteen months after their earliest claim to priority and since publication of discoveries in the scientific and patent literature lags behind actual discoveries, we cannot be certain that we were the first to conceive of inventions covered by pending patent applications or the first to file patent applications on such inventions. We cannot be certain that our pending patent applications or those of our licensor's will result in issued patents or that any issued patents will afford protection against a competitor. In addition, we cannot be certain that others will not obtain patents that we would need to license, circumvent or cease manufacturing and sales of products covered by these patents, nor can we be sure that licenses, if needed, would be available to us on favorable terms, if at all.

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

We are also subject to federal importation laws which regulate the importation of raw materials and equipment from other nations which are used in our products. The failure to comply with present or future regulations could result in fines being imposed on us, suspension of production, or a cessation of operations.

Investments in Related Businesses

We own 100% of the outstanding common stock of Forth Dimension Displays Ltd. (FDD) and we consolidate the financial results of FDD within our consolidated financial statements.

In 2013, we increased our ownership of Kowon Technology Co. LTD (Kowon) from 78% to 93% by purchasing stock from the minority stockholders for $3.7 million as part of a plan to cease Kowon’s operations. We closed Kowon’s manufacturing operations in 2013.

In April 2013, the Company acquired 51% of the outstanding stock of eMDT America, Inc. (eMDT), a private company, for $400,000 and began consolidating eMDT, Inc into our financial statements in April of that year.

We own 58% of Ikanos Consulting, Ltd. (Ikanos), a private company, located in the United Kingdom. We acquired our interest in Ikanos through two equity purchases in 2012 which totaled $3.2 million. We began consolidating Ikanos into our financial statements on July 1, 2012.

We have a 12% interest in KoBrite, and are accounting for our ownership interest using the equity method. We recorded equity losses from our investment in KoBrite of $0.4 million, $0.6 million and $0.3 million in fiscal years 2013, 2012 and 2011, respectively.

We have a 23% interest in Ask Ziggy which we accounted for under the equity method. As of year ended December 28, 2013 we determined the investment was impaired and we wrote it down to $0.

On January 16, 2013, we completed the sale of our III-V product line, including our approximate 90% interest in Kopin Taiwan Corp (KTC). Previously we owned approximately 90% of KTC and consolidated the financial statements of KTC as part of our financial statements. The buyer renamed KTC to IQE Taiwan. One of our Directors is a chairman of IQE Taiwan and owns approximately 1% of the outstanding common stock of IQE Taiwan.

We may from time to time make further equity investments in these and other companies engaged in certain aspects of the display, electronics, optical and software industries as part of our business strategy. In addition the wearable computing product market is new and there may be other technologies we need to invest in to enhance our product offering. These investments may not provide us with any financial return or other benefit and any losses by these companies or associated losses in our investments may negatively impact our operating results. Certain of our officers and directors have invested in some of the companies we have invested in.

Employees

As of December 28, 2013, our consolidated business employed 179 full-time and 1 part-time individuals. Of these, 10 hold Ph.D. degrees in Material Science, Electrical Engineering or Physics. Our management and professional employees have significant prior experience in semiconductor materials, device transistor and display processing, manufacturing and other related technologies. However, our employees are located in the U.S., Europe and Asia and the laws regarding employee relationships are different by jurisdiction. None of our employees are covered by a collective bargaining agreement. We consider relations with our employees to be good.
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

In addition, we also are subject to rules promulgated by the Securities Exchange Commission (SEC) in 2012 pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 that require us to conduct due diligence on and disclose if we are able to determine whether certain materials (including tantalum, tin, gold and tungsten), known as conflict minerals, that originate from mines in the Democratic Republic of the Congo or certain adjoining countries (DRC), are used in our products. The first DRC minerals report is due in the second quarter of 2014 for the 2013 calendar year and we are conducting appropriate diligence measures to comply with such requirements.
Web Availability

We make available free of charge through our website, www.kopin.com, our annual reports on Form 10-K and other reports that we file with the Securities and Exchange Commission, as well as certain of our corporate governance policies, including the charters for the Board of Directors' audit, compensation and nominating and corporate governance committees and our code of ethics, corporate governance guidelines and whistleblower policy. We will also provide to any person without charge, upon request, a copy of any of the foregoing materials. Any such request must be made in writing to us, c/o Investor Relations, Kopin Corporation, 125 North Drive, Westborough MA, 01581.
Executive Officers of the Registrant

The following sets forth certain information with regard to our executive officers as of March 7, 2014 (ages are as of December 28, 2013):

John C.C. Fan, age 70		Bor-Yeu Tsaur, age 58
•	President, Chief Executive Officer and Chairman	•	Executive Vice President—Display Operations
•	Founded Kopin in 1984	•	Joined Kopin in 1997

Richard A. Sneider, age 53		Michael Presz, age 60
•	Treasurer and Chief Financial Officer	•	Vice President—Government Programs and Special Projects
•	Joined Kopin in 1998	•	Joined Kopin in 1994

Hong Choi, age 62
•	Vice President and Chief Technology Officer
•	Joined Kopin in 2000

Item 1A.	Risk Factors
The global economy in general and the United States economy specifically are experiencing a historic period of uncertainty which could impact our financial results and stock price, among other things.  The United States economy is experiencing high levels of unemployment as compared to historic levels, large federal budget deficits and anticipated declining expenditures on military programs. These issues could have a severe adverse effect on our business and results of operation.

We have experienced a history of losses and have a significant accumulated deficit.  Since inception, we have incurred significant net operating losses. In January 2013 we sold our III-V product line including our 90% interest in Kopin Taiwan Corporation (KTC). Our III-V product line accounted for 62.9%, and 50.7% of our fiscal year 2012 and 2011 revenues, respectively. As of December 28, 2013, we have an accumulated deficit of $148 million. We believe that our products are targeted towards markets that are still developing and our competitive strength is creating new technologies. Accordingly we believe it is important to continue to invest in research and development even during periods when we are not profitable. Our philosophy and strategies may result in our incurring losses from operations and negative cash flow.

The market segment for our wearable computing products may not develop or may take longer to develop than we anticipate which may impact our ability to grow revenues. We have developed head-worn, voice and gesture controlled, hands-free cloud computing headset reference designs which we intend to license to customers. We also plan to sell our micro display and other components either as part of the license arrangement or as standalone products. We refer to our headset reference designs and components as our wearable computing products. Our success will in large part depend on the widespread adoption of the headset format. Customers may determine that the headset is not comfortable, weighs to much or the size and format of the display is too small. If a market for our wearable computing products does not develop we may be unable to grow our revenues which will adversely affect our expectation of our future revenue and results of operations. In January 2013, we sold our III-V product line including our 90% interest in Kopin Taiwan Corporation (KTC). Our III-V product line accounted for $58.8 million or 62.9% of our fiscal year 2012 revenues. As a result of the sale of our III-V product line, our success in commercializing our wearable computing products is very important in our ability to achieve positive cash flow and profitability. If we are unable to commercialize our wearable computing products we may not be able to increase revenues, achieve profitability or positive cash flow.

Our headset reference design is dependent on software which we have limited experience in developing, marketing or licensing. Our headset reference designs include a combination of commercially available software, such as Microsoft Windows CE and Android, voice activated software technologies, such as Nuance Dragon NaturallySpeaking, and operating and speech enhancement software that we internally developed or acquired. We have little experience in developing, marketing or licensing software. If we are unable to integrate internally developed and or acquired software in our headset reference designs we may not be able to license the designs. The market demand for our headset reference designs or the products our customers may develop based on our reference designs is dependent on our ability to collaborate with software developers who write application software (“apps”) in order to create utility in our customer's products. If we are unable to develop, license or acquire software or we are unable to create a sufficient body of application software our reference designs may not be accepted by the market and we may not be able to increase revenues, achieve profitability or positive cash flow.

The markets in which we operate are highly competitive and rapidly changing and we may be unable to compete successfully. There are a number of companies that develop or may develop products that compete in our targeted markets.
The individual components that we offer for sale (display, optical lenses, backlights and ASICs) are also offered by companies who's sole business is the individual component. For example, there are many companies whose sole business is to sell optical lenses. Accordingly, our strategy requires us to develop technologies and to compete in multiple markets. Some of our competitors are much larger than we are and have significantly greater financial, development and marketing resources than we do. The competition in these markets could adversely affect our operating results by reducing the volume of the products we sell or the prices we can charge. These competitors may be able to respond more rapidly than we can to new or emerging technologies or changes in customer requirements. They may also devote greater resources to the development, promotion and sale of their products than we do.

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

We license intellectual property rights of others.    Included in our headset reference designs are commercially available software which we license from other companies. Should we violate the terms of a license this could result in our license being canceled. The companies may decide to stop supporting the software we license or new versions of the software may not be compatible with our software which would require us to rewrite our software which we may not be able to do. The license fees we pay may be increased which would negatively affect our ability to achieve profitability and positive cash flow. If we are unable to obtain and or maintain existing software license relationships our ability to grow revenue and achieve profitability and positive cash flow may be negative affected.

Our headset reference design uses software that we license from other companies (Licensors) and requires us to access the Licensor's data centers and interruptions or delays in service from data center hosting facilities could impair our customer's products. Any damage to, or failure of, the systems of our Licensors generally could result in interruptions in service to our customers. Interruptions in service to our customers may reduce our revenue, cause us to issue credits or pay penalties, cause customers to terminate their contracts and reduce our ability to attract new customers.

Our revenues and cash flows could be negatively affected if sales of our Display products for military applications significantly decline.    A significant portion of our fiscal year 2014 revenues and cash flow are expected to come from sales of military products. The U.S. federal government has incurred and is expected to continue to incur large federal budget deficits and the U.S. federal government has stated its intention to reduce spending on military programs. Accordingly our ability to generate revenues and cash flow from sales to the U.S. military is dependent on our displays being qualified in new U.S. military programs and the U.S. military funding these new programs. If we are unable to be qualified into new U.S. military programs or these programs are not funded our ability to generate revenues, achieve profitability and positive cash flow will be negatively impacted.

Disruptions of our production of our Display products would adversely affect our operating results.    If we were to experience any significant disruption in the operation of our facilities, we would be unable to supply our display products to our customers. In the past, we experienced several power outages at our facilities which ranged in duration from one to four days. Additionally, as we introduce new equipment into our manufacturing processes, our display products could be subject to especially wide variations in manufacturing yields and efficiency. We may experience manufacturing problems that would result in delays in product introduction and delivery or yield fluctuations. We are also subject to the risks associated with the shortage of raw materials used in the manufacture of our products.

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

We depend on third parties to provide integrated circuit chip sets and other critical raw materials for use with our headset reference design and display products.    We do not manufacture the integrated circuit chip sets which are used to electronically interface between our display products and our customer's products. Instead, we rely on third party independent contractors for these integrated circuit chip sets and other critical raw materials such as special glasses and chemicals. The critical raw materials, including the glasses and chemicals used in manufacturing our display products and other components are used by other display manufacturers, many of which are much larger than us. In addition, our higher-level display assemblies, and other modules include lenses, backlights, printed circuit boards and other components, which we purchase from third party suppliers. Some of these third party contractors and suppliers are small companies with limited financial resources. In addition, relative to the commercial market, the military buys a small number of units which prevents us from qualifying and buying components economically from multiple vendors. If any of these third party contractors or suppliers were unable or unwilling to supply these integrated circuit chip sets or other critical raw materials to us, we would be unable to manufacture and sell our display products until a replacement supplier could be found. The U.S. military is expected to reduce its purchases which may result in lower demand for our products. Lower volume purchases may make it uneconomical for some of our suppliers to provide raw materials we need. We cannot assure investors that a replacement third party contractor or supplier could be found on reasonable terms or in a timely manner. Any interruption in our ability to manufacture and distribute our display products could cause our display business to be unsuccessful and the value of investors' investment in us may decline.

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

If our security systems are penetrated and confidential and or proprietary information were taken we could be subject to fines, law suits and loss of customers.    We rely on our electronic information systems to perform the routine transactions to run our business. We transact business over the Internet with customers, vendors and our subsidiaries. We have implemented security measures to protect unauthorized access to this information. We have also implemented security policies which limit access via the Internet from the company to the outside world based on the individual's position in the company. We routinely receive security patches for the software we use from the software providers. Our primary concerns are inappropriate access to personnel information, information covered under the International Traffic in Arms Regulation, product designs and manufacturing information, financial information and our intellectual property, trade secrets and know-how. If our security systems are penetrated and confidential and or proprietary information were taken we could be subject to fines, law suites and loss of customers.

We may have to record additional intangible assets and/or goodwill impairment losses.   In fiscal year 2013 we recorded intangible asset impairment charges of $1.5 million related to our acquisitions of Ikanos and Forth Dimension Displays (FDD). In fiscal year 2011 we recorded intangible asset impairment charges of $2.0 million related to our acquisition of FDD. In 2012 and 2011 we recorded goodwill impairment charges of $1.7 million and $3.0 million, respectively, related to our acquisition of FDD. During 2013 we recorded $0.4 million of goodwill related to our acquisition of eMDT, Inc. and in 2012, we recorded $0.7 million of goodwill and $0.6 million in intangible assets related to Ikanos. We may have to record additional intangible asset or goodwill write downs if Forth Dimension Displays does not achieve the operating results we expect, which will negatively affect our financial results.

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

Fluctuations in operating results make financial forecasting difficult and could adversely affect the price of our common stock.    Our quarterly and annual revenues and operating results may fluctuate significantly for numerous reasons, including:

•	The timing and successful introduction of additional manufacturing capacity;

•	The timing of the initial selection of our Wearable technology and display products as component in our customers' new products;

•	Availability of interface electronics for our display products;

•	Competitive pressures on selling prices of our products;

•	The timing and cancellation of customer orders;

•	Our ability to introduce new products and technologies on a timely basis;

•	Our ability to successfully reduce costs;

•	The cancellation of U.S. government contracts; and

•	Our ability to secure agreements from our major customers for the purchase of our products.

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

A decline in the U.S. government defense budget, changes in spending or budgetary priorities, prolonged U.S. government shutdown or delays in contract awards may significantly and adversely affect our future revenues, cash flow and financial results. The Budget Control Act of 2011 enacted 10-year discretionary spending caps which are expected to generate over $1 trillion in savings for the U.S. government, a substantial portion of which comes from Department of Defense baseline spending reductions. There remains much uncertainty about the level of cuts that will be required for government fiscal year 2014 and the impact those cuts will have on contractors supporting the government. In light of the current uncertainty, we are not able to predict the potential impact of reduced military expenditures on our Company or our financial results.

A government shutdown and related matters could harm our business. The current uncertainty regarding the federal budget and federal spending levels, including the possible impacts of a failure to increase the “debt ceiling,” could disrupt our business. The impacts to our business of a prolonged government shutdown or failure to increase the debt ceiling are uncertain at this time, but potential impacts include delay in payments owed to us by the U.S. government and loss of revenue and profit on contracts that did not have government funding in place, any of which could adversely affect our operations, cash flow and financial results.

Customer demands and new regulations related to conflict-free minerals may adversely affect us. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”) imposes new disclosure requirements regarding the use of “conflict” minerals mined from the Democratic Republic of Congo and adjoining countries in products, whether or not these products are manufactured by third parties. These new requirements could affect the pricing, sourcing and availability of minerals used in the manufacture of semiconductor devices (including our products). We will incur additional costs associated with complying with the disclosure requirements, such as costs related to determining the source of any conflict minerals used in our products. Our supply chain is complex and we may be unable to verify the origins for all metals used in our products. We purchase materials from foreign sources and they may not cooperate and provide us with the necessary information to allow us to comply with the Act. This may require us to find alternative sources which could delay product shipments. We may also encounter challenges with our customers and stockholders if we are unable to certify that our products are conflict free.

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

We may pursue acquisitions and investments that could adversely affect our business.    In the past we have made, and in the future we may make, acquisitions of, and investments in, businesses, products and technologies that could complement or expand our business. If we identify an acquisition candidate, we may not be able to successfully negotiate or finance the acquisition or integrate the acquired businesses, products or technologies into our existing business and products. Future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities, amortization expenses and write-downs of acquired assets. In 2013, 2012 and 2011 we acquired 51% of the outstanding shares of eMDT, Inc, 51% of the outstanding shares of Ikanos Consulting Ltd. and 100% of the outstanding shares of Forth Dimension Displays Ltd. (FDD), respectively. If we are unable to operate eMDT, Ikanos and FDD profitably, our results of operations will be negatively affected.

We have also made minority investments in private companies including KoBrite and Ask Ziggy, and may make future investments in similar companies. We perform periodic reviews to determine if these investments are impaired, but such reviews are difficult and rely on significant judgment about the company’s technology, ability to obtain customers, and ability to become cash flow positive and profitable. In 2013, we recorded impairment charges of $5.0 million for companyies in which we we were a minority investor. We may take future impairment charges which will have an adverse impact of on our results of operations.

Investors should not expect to receive dividends from us.    We have not paid cash dividends in the past however in the future we may determine it is in the best interest of the stockholders do so. Historically our earnings, if any, have been retained for the development of our businesses.

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
We lease our 74,000 square foot CyberDisplay production facility in Westborough, Massachusetts, of which 10,000 square feet is contiguous environmentally controlled production clean rooms operated between Class 10 and Class 1,000 levels. The lease expires in 2023. In addition to our Massachusetts facility, we lease a 5,800 square foot design facility in Scotts Valley, California for developing prototypes of products incorporating our CyberDisplay product and a 6,300 square foot facility in Santa Clara, California which houses our wearable computing Tech center. These facility leases expire in 2014 and 2016, respectively.
Our subsidiary, Kowon Technology Co., LTD, (Kowon) owns two adjacent facilities in Kyungii-Do, South Korea, in which it manufactured its products and in which its corporate headquarters are located. These facilities occupy an aggregate of 28,000 square feet. Production ceased at the Kowon facility in 2013. Forth Dimension Displays, our subsidiary in Scotland, leases 20,000 square feet in Dalgety Bay. This facility’s lease expires in 2016. Ikanos Consulting, Ltd., our subsidiary in the United Kingdom, leases two properties which occupy an aggregate of 7,000 square feet. These leases expire in 2016 and 2017.

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

	High	Low
Fiscal Year Ended December 28, 2013
First Quarter	$3.71	$3.17
Second Quarter	3.78	3.13
Third Quarter	4.33	3.30
Fourth Quarter	4.28	3.43
Fiscal Year Ended December 29, 2012
First Quarter	$4.08	$3.30
Second Quarter	4.05	3.06
Third Quarter	3.86	3.23
Fourth Quarter	3.87	2.94
As of March 7, 2014, there were approximately 458 stockholders of record of our common stock, which does not reflect those shares held beneficially or those shares held in “street” name.
In the past three years we have not sold any securities which were not registered under the Securities Act.
We have not paid cash dividends in the past, nor do we expect to pay cash dividends for the foreseeable future. We anticipate that earnings, if any, will be retained for the development of our businesses.
Equity Compensation Plan Information
The following table sets forth information as of December 28, 2013 about shares of the Company’s common stock issuable upon exercise of outstanding options, warrants and rights and available for issuance under our existing equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)
Total equity compensation plans approved by security holders (1)	558,850	$5.09	1,237,080	(2)

(1)	Consists of the 2001 Equity Incentive Plan and the 2010 Equity Incentive Plan.

(2)	Shares available under the 2010 Equity Incentive Plan.

Company Stock Performance
The following graph shows a five-year comparison of cumulative total shareholder return for the Company, the NASDAQ Stock Market and the S&P 500 Information Technology index. The graph assumes $100 was invested in each of the Company’s common stock, the NASDAQ Stock Market and the S&P 500 Information Technology index on December xx, 2008. Data points on the graph are annual. Note that historical price performance is not necessarily indicative of future performance.

Kopin Corporation
S&P 500 Information Technology Index
Nasdaq Stock Market - U.S. Index
Issuer Purchase of Equity Securities
None

Item 6.	Selected Financial Data
This information should be read in conjunction with our consolidated financial statements and notes thereto, and our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Form 10-K. We have revised the prior period amounts for the sale of the III-V product line, which is reflected as discontinued operations.

	Fiscal Year Ended
	2013	2012	2011	2010	2009
	(in thousands, except per share data)
Statement of Operations Data:
Revenues:
Net product revenues	$20,575	$31,299	$59,509	$54,969	$62,512
Research and development revenues	2,323	3,343	5,150	3,172	5,691
Total revenues	22,898	34,642	64,659	58,141	68,203
Expenses:
Cost of product revenues	20,655	22,042	34,659	35,597	39,003
Research and development—funded programs	1,551	2,178	3,341	2,175	3,060
Research and development—internal	15,983	12,121	13,218	10,972	8,295
Selling, general and administrative	19,125	17,166	15,991	12,322	13,047
Impairment of intangible assets and goodwill	1,511	1,705	5,000	—	—
	58,825	55,212	72,209	61,066	63,405
(Loss) income from operations	(35,927)	(20,570)	(7,550)	(2,925)	4,798
Other income and expense:
Interest income	1,119	1,126	1,291	1,978	2,053
Other income and (expense), net	235	174	143	(31)	464
Foreign currency transaction (losses) gains	(387)	(1,032)	10	(304)	(942)
Impairment of investments	(5,000)	—	—	—	—
Loss on remeasurement of investment in Ikanos	—	(558)	—	—	—
Other-than-temporary impairment of marketable debt securities	—	—	(151)	—	(927)
Gain on sales of investments	1,899	856	369	2,598	—
Gain on sales of patents	—	—	156	770	6,324
	(2,134)	566	1,818	5,011	6,972
(Loss) income before benefit (provision) for income taxes, equity losses in unconsolidated affiliates and net loss (income) of noncontrolling interest	(38,061)	(20,004)	(5,732)	2,086	11,770
Tax benefit (provision)	12,933	(1,099)	—	54	(690)
(Loss) income before equity losses in unconsolidated affiliates and net loss (income) of noncontrolling interest	(25,128)	(21,103)	(5,732)	2,140	11,080
Equity losses in unconsolidated affiliates	(625)	(680)	(297)	(600)	(341)
(Loss) income from continuing operations	$(25,753)	$(21,783)	$(6,029)	$1,540	$10,739
Income from discontinued operations, net of tax	20,147	2,789	9,713	7,300	8,436

Net (loss) income	(5,606)	(18,994)	3,684	8,840	19,175
Net loss (income) attributable to the noncontrolling interest	896	632	(605)	(11)	268
Net (loss) income attributable to the controlling interest	$(4,710)	$(18,362)	$3,079	$8,829	$19,443
Net (loss) income per share:
Basic:
Continuing operations	$(0.40)	$(0.33)	$(0.10)	$0.02	$0.16
Discontinued operations	0.32	0.04	0.15	0.12	0.13
Net (loss) income per share:	$(0.08)	$(0.29)	$0.05	$0.14	$0.29
Diluted:
Continuing operations	$(0.40)	$(0.33)	$(0.10)	$0.02	$0.16
Discontinued operations	0.32	0.04	0.15	0.11	0.13
Net (loss) income per share:	$(0.08)	$(0.29)	$0.05	$0.13	$0.29
Weighted average number of common shares outstanding:
Basic	62,348	63,618	64,406	66,020	66,850
Diluted	62,348	63,618	65,234	66,712	67,458

	Fiscal Year Ended
	2013	2012	2011	2010	2009
Balance Sheet Data:
Cash and equivalents and marketable debt securities	$112,729	$92,485	$105,419	$110,947	$114,547
Working capital	108,369	106,791	123,257	132,098	134,198
Total assets	146,132	176,209	193,872	192,096	183,224
Long-term obligations	329	946	1,296	945	903
Total stockholders’ equity	134,563	155,086	170,097	170,625	164,302

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
The prior period amounts have been revised for the impact of discontinued operations due to the sale of our III-V product line, including our KTC subsidiary. Our financial results for prior periods have also been revised, in accordance with GAAP, to reflect certain changes to the business and other matters.
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
We recognize revenues from long-term research and development government contracts on the percentage-of-completion method of accounting as work is performed, based upon the ratio of costs or hours already incurred to the estimated total cost of completion or hours of work to be performed. Revenue recognized at any point in time is limited to the amount funded by the U.S. government or contracting entity. We recognize revenue for product development and research contracts that have established prices for distinct phases when delivery and acceptance of the deliverable for each phase has occurred. In some instances, we are contracted to create a deliverable which is anticipated to go into full production. In those cases, we discontinue the percentage-of-completion method after formal qualification of the deliverable has been completed and revenue is then recognized based on the criteria established for sale of products. In certain instances qualification may be achieved and delivery of production units may commence however our customer may have either identified new issues to be resolved or wish to incorporate a newer display technology. In these circumstances new units delivered will continue to be accounted for under the criteria established for sale of products.
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
Inventory
We provide a reserve for estimated obsolete or unmarketable inventory based on assumptions about future demand and market conditions and our production plans. Inventories that are obsolete or slow moving are generally fully reserved (representing the estimated net realizable value) as such information becomes available. Our display products are manufactured based upon production plans whose critical assumptions include non-binding demand forecasts provided by our customers, lead times for raw materials, lead times for wafer foundries to perform circuit processing and yields. If a customer were to cancel an order or actual demand were lower than forecasted demand, we may not be able to sell the excess display inventory and additional reserves would be required. If we were unable to sell the excess inventory, we would establish reserves to reduce the inventory to its estimated realizable value (generally zero).
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
Product Warranty
We generally sell products with a limited warranty of product quality and a limited indemnification of customers against intellectual property infringement claims related to our products. We accrue for known warranty and indemnification issues if a loss is probable and can be reasonably estimated. As of December 28, 2013, we had a warranty reserve of $0.7 million, which represents the estimated liabilities for warranty claims in process, potential warranty issues customers have notified us about and an estimate based on historical failure rates. For the fiscal years 2013, 2012 and 2011, our warranty claims and reversals were approximately $0.8 million, $2.2 million and $1.4 million, respectively. If our estimates for warranty claims are incorrect, our profits would be impacted.
Income Taxes
We have historically incurred domestic operating losses from both a financial reporting and tax return standpoint. We establish valuation allowances if it appears more likely than not that our deferred tax assets will not be realized. These judgments are based on our projections of taxable income and the amount and timing of our tax operating loss carryforwards and other deferred tax assets. Given our federal operating tax loss carryforwards, we do not expect to pay domestic federal taxes in the near term. It is possible that we could pay domestic alternative minimum taxes and state income taxes. We are also subject to foreign taxes from our Korean and U.K. subsidiary operations.
Our income tax provision is based on calculations and assumptions that will be subject to examination by tax authorities. Despite our history of operating losses there can be exposures for state taxes, federal alternative minimum taxes or foreign tax that may be due. We regularly assess the potential outcomes of these examinations and any future examinations for the current or prior years in determining the adequacy of our provision for income taxes. Should the actual results differ from our estimates, we would have to adjust the income tax provision in the period in which the facts that give rise to the revision become known. Such adjustment could have a material impact on our results of operations. We have historically established valuation allowances against all of our net deferred tax assets because of our history of generating operating losses and restrictions on the use of certain items. Our evaluation of the recoverability of deferred tax assets has also included analysis of the expiration dates of net operating loss carryforwards. In forming our conclusions as to whether the deferred tax assets are more likely than not to be realized we consider the sources of our income and the projected stability of those sources and product life cycles. Over the last three fiscal years a significant component of our income has been derived from sales of higher margin military products to the U.S. government. If , as expected, the U.S. government significantly reduces funding for these programs our results of operations will be adversely affected. In assessing our ability to realize our domestic deferred tax assets in the future, we consider the potential impact of the U.S. government's federal budget deficit on the U.S. military programs in which we currently participate and those programs in which we anticipate participating in the future. A similar analysis is performed with respect to our foreign subsidiaries.
Stock Compensation
There were no stock options granted in fiscal years 2013, 2012 or 2011. The fair value of nonvested restricted common stock awards is generally the market value of the Company's equity shares on the date of grant. The nonvested common stock awards require the employee to fulfill certain obligations, including remaining employed by the Company for certain periods of time (the vesting period) and in certain cases meeting performance or market criteria. The performance or market criteria may consist of the achievement of the Company's annual incentive plan goals, technology development or the Company’s stock attaining a certain price for a period of time. For nonvested restricted common stock awards which solely require the recipient to remain employed with the Company, the stock compensation expense is amortized over the anticipated service period. For nonvested restricted common stock awards which require the achievement of performance criteria, the Company reviews the probability of achieving the performance goals on a periodic basis. If the Company determines that it is probable that the performance criteria will be achieved, the amount of compensation cost derived for the performance goal is amortized over the service period. If the performance criteria are not met, no compensation cost is recognized and any previously recognized compensation cost is reversed. The Company recognizes compensation costs on a straight-line basis over the requisite service period for time vested awards. For awards that vest upon our stock price achieving a certain price for a period of time the compensation expense associated with this award is recognized over the derived service period.

Results of Operations
On January 16, 2013, we completed the sale of our III-V product line, including all of the outstanding equity interest in KTC Wireless, LLC, a wholly-owned subsidiary which held our investment in Kopin Taiwan Corporation (KTC), to IQE KC, LLC (IQE) and IQE plc (Parent, and collectively with IQE, the Buyer). Our III-V products primarily consisted of our Gallium Arsenide-based HBT transistor wafers. The aggregate purchase price was approximately $75 million, subject to certain adjustments, including working capital adjustments and escrow. Upon agreement of the final working capital and other adjustments the net purchase price was $70.2 million, and the gain on the sale, net of tax, was $20.1 million. Under the terms of the Purchase Agreement, $55 million was paid to us in January 2013, $0.2 million was paid in April 2013 and the remaining $15 million is scheduled to be paid to us on the third anniversary of the Closing Date.
The following table provides the pro forma revenues of the Company as if the sale of the III-V product line had been completed on December 26, 2010 (the first day of the Company’s fiscal year ended December 31, 2011) (in millions):

	2012			2011
	Consolidated	III-V Product Line	Pro Forma	Consolidated	III-V Product Line	Pro Forma
Revenues	$93.4	$58.8	$34.6	$131.1	$66.5	$64.6
The following table provides the pro forma assets of the Company as if the sale of the III-V product line had been completed on December 29, 2012 (in millions):

	2012
	Consolidated	III-V Product Line	Pro Forma
Total Assets	$176.2	$50.7	$125.5
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
We have two principal sources of revenues: product revenues and research and development revenues. Research and development revenues consist primarily of development contracts with agencies or prime contractors of the U.S. government. Research and development revenues were $2.3 million, or 10.0% of total 2013 revenues, $3.3 million, or 9.6% of total 2012 revenues and $5.1 million, or 7.9% of total 2011 revenues.
We manufacture transmissive microdisplays and reflective displays. In fiscal year 2012 the initial manufacturing steps for our commercial transmissive display were performed in our Westborough, Massachusetts, U.S.A. facility and then the back end packaging steps for our commercial transmissive display products were performed at our Korean subsidiary, Kowon. If the transmissive display was for a U.S. military application the entire display manufacturing process was performed in our Westborough, Massachusetts facility. Commencing in 2013 both commercial and military transmissive display production is being performed entirely in our Westborough, Massachusetts facility. Forth Dimension Displays (FDD), our wholly-owned subsidiary, manufactures our reflective microdisplays in its facility located in Scotland and it is a reportable segment.
Because our fiscal year ends on the last Saturday of December every seven years we have a fiscal year with 53 weeks. Our fiscal years 2013 and 2012 were 52 week years as compared to fiscal years 2011 which was a 53 weeks year.
Fiscal Year 2013 Compared to Fiscal Year 2012
Revenues.    Our revenues, which include product sales and amounts earned from research and development contracts, for fiscal years 2013 and 2012, by category, were as follows:

Display Revenues by Category (in millions)	2013	2012
Military Applications	$8.6	$19.6
Consumer Electronic Applications and other	8.1	8.6
Eyewear Applications	3.9	3.0
Research & Development	2.3	3.4
Total	$22.9	$34.6
Sales of our products for military applications declined in 2013 because of reduced demand from the U.S. government. The U.S. government is projected to incur large budget deficits for the near future and is expected to reduce spending on military programs as part of the solution to decrease these deficits. We are currently designing several new weapon sight systems which encompass our display within the weapon sight and overlays certain information onto the sight’s reticule. We expect to be in the design phase for most if not all of fiscal year 2014. We expect limited orders for the new sight systems in 2015 but we cannot be assured that our new designs will be selected by the government for deployment or if we are selected it will be deployed in 2015.
The decrease in the Consumer Electronic Applications and other category is the result of a decrease in sales of our products for digital still cameras. Our ability to forecast our revenues in this category is very difficult as sales of our product ultimately depend on how successful our customers are in promoting their digital still camera (DSC) models. There are many DSC models offered by a number of large consumer electronics companies and it is a very competitive product category. In addition we typically rebid to win this business each year. The decrease in Research and Development revenues is the result of a decrease in funding from the U.S. government. We are unable to predict the amount of funding for research and development by the U.S. government as it addresses its fiscal deficit issues.
In 2011, we began offering a headworn, voice and gesture controlled, hands-free cloud computing reference design for industrial applications that had an optical pod with our microdisplay and used Windows CE software. We referred to the reference design as our Golden-i technology. In 2013 and 2012, we created a number of additional reference design headsets target at other markets and developed an Android software platform. We have rebranded the category and refer to the headset reference designs and other technologies we developed as Kopin Wearable technologies of which the Golden-i headset reference design is for the industrial market segment. Our Kopin Wearable technology encompasses both software and component technologies. The software technology includes but is not limited to voice and gesture control, noise cancellation, android and Windows CE based operating systems and web browsing. The component technologies include our displays, optics, application specific integrated circuits (ASICs), backlights and ergonomic designs. Our strategy is to license the headset reference designs and sell the various components included in the reference design as a group or individually. Some of the technologies included in Kopin Wearable technologies are used with software or components which we license or purchase from other companies. Customers may license only a subset of these technologies depending on whether they wish to develop a military, industrial or consumer product. We entered into an agreement to license the Golden-i reference design and know-how to a company that developed a product and commenced offering it in the second half of 2013. The license is exclusive for a certain market; non-exclusive for certain other markets and prohibits sales to other markets. Under the terms of the license we will sell an optical pod which includes our display, optics and a back light. Sales of products based on the Golden-i reference design were de minimis in 2013 and 2012 and were primarily to demonstrate the product concept. We believe our ability to develop and expand the Kopin Wearable technologies and to market and license the Kopin Wearable technologies will be important for us to achieve revenue growth, positive cash flow and to achieve profitability. This is the first product that we have developed that has a significant software component. The markets the Kopin Wearable technologies can be used in already have a number of existing product offerings such as ruggedized lap-top computers and tablets. The companies that offer these products are significantly larger than we are. We expect to incur significant development and marketing costs in 2014 to commercialize the Kopin Wearable technologies. We have a product category which we refer to as “Eyewear Applications”. This category is the predecessor of wearable products as it refers to devices that use our display products to show entertainment, emails or similar data. We currently expect revenue of between $18 million and $22 million for fiscal year 2014, however our ability to forecast revenues derived from Kopin Wearable technologies, which may significantly impact our results of operations, is very limited. We currently expect to have a consolidated net loss in the range of $32 million to $40 million in 2014 and, excluding the impact of the effects of working capital, our stock buyback program, and other investing activities, we expect cash usage between $30 million and $35 million to fund operations for fiscal 2014..
We have provided estimated 2014 revenue and net loss ranges in order for the investor to understand the expected changes in our remaining business in 2014 as compared to 2013. However, we believe we have an opportunity to position ourselves in the growing wearable computing market and therefore our primary focus in 2014 is on developing technology and products and establishing relationships and not necessarily achieving revenue, or any other particular financial metric. Accordingly, our 2014 net losses may exceed our current estimates.
There are a number of different display technologies which can produce displays in small form factors. We believe one of the benefits of our display technology is the ability to produce high-resolution displays in small form factors. The digital still camera (DSC) market is mature and the majority of these devices use low-resolution display products which results in our having limited, if any, competitive advantage over our competitors and, therefore, the ability to sell displays into these markets is very price dependent. Accordingly, for us to maintain or increase display revenues with above average gross margins, we will need to increase sales to customers who buy our higher resolution display products, such as the military, or develop new categories, such as our Kopin Wearable technologies.
International sales represented 48% and 27% of product revenues for fiscal years 2013 and 2012, respectively. Our international sales are primarily denominated in U.S. currency. Consequently, a strengthening of the U.S. dollar could increase the price in local currencies of our products in foreign markets and make our products relatively more expensive than competitors' products that are denominated in local currencies, leading to a reduction in sales or profitability in those foreign markets. In addition, our Korean subsidiary, Kowon, holds U.S. dollars in order to pay various expenses. As a result, our financial position and results of operations are subject to exchange rate fluctuation in transactional and functional currency. We have not taken any protective measures against exchange rate fluctuations, such as purchasing hedging instruments with respect to such fluctuations, because of the historically stable exchange rate between the Japanese yen, Korean won and the U.S. dollar.

Cost of Product Revenues.

	2013	2012
Cost of product revenues (in millions)	$20.7	$22.0
Cost of product revenues as a % of revenues	100.4%	70.3%
Cost of product revenues, which is comprised of materials, labor and manufacturing overhead related to the production of our products increased as a percentage of revenues in 2013 as compared to 2012 due to a decrease in the sale of our display products for military applications, normal price declines and lower unit sales of our display products. Military products historically have higher gross margins than commercial products. The reduced volume of sales resulted in an increase in fixed cost per display which reduced the gross margin per display sale.
Research and Development.    Research and development (R&D) expenses are incurred in support of internal display development programs or programs funded by agencies or prime contractors of the U.S. government and commercial partners. In fiscal year 2014 our R&D expenditures will be related to our display products, over lay weapon sights and Kopin Wearable technologies. R&D revenues associated with funded programs are presented separately in revenue in the statement of operations. Research and development costs include staffing, purchases of materials and laboratory supplies, circuit design costs, fabrication and packaging of display products, and overhead. For fiscal years 2013 and 2012 R&D expense was as follows (in millions):

Research and development expense	2013	2012
Funded	$1.5	$2.2
Internal	16.0	12.1
Total	$17.5	$14.3
R&D expense increased in 2013 as compared to the prior year primarily because of investments made to develop wearable reference designs, including display development and software costs, partially offset by a decrease in government funded product development.
Selling, General and Administrative.    Selling, general and administrative (S,G&A) expenses consist of the expenses incurred by our sales and marketing personnel and related expenses, and administrative and general corporate expenses.

	2013	2012
Selling, general and administrative expense (in millions)	$19.1	$17.2
Selling, general and administrative expense as a % of revenues	82.3%	49.6%
The increase in S,G&A expenses in 2013 as compared to 2012 is primarily attributable to additional stock compensation expense.
Impairment. In 2013, we performed an impairment analysis of our finite-lived intangible assets related to FDD and Ikanos. We performed our analysis of our finite-lived intangible assets based on the income approach. As a result we recorded a non-cash charge of $1.5 million to write down the finite-lived intangible assets. In 2012, we performed an impairment analysis of our finite-lived intangible assets and goodwill balance related to FDD, as FDD's actual results were less than originally forecast. We performed our analysis of our finite-lived intangible assets based on a comparison of the undiscounted cash flows to the recorded carrying value of the intangible assets. As a result, there was no change in the carrying values of the finite-lived intangible assets, however, we recorded a non-cash charge of $1.7 million to write down the remaining carrying value of the goodwill to zero.

(in millions)	Intangible Assets
Assets acquired with acquisition of FDD at January 11, 2011	$4.6
Amortization	(0.7)
Impairment	(2.0)
As of December 31, 2011	$1.9
Amortization	(0.3)
Impairment of goodwill	—
Foreign currency translation	0.1
As of December 29, 2012	$1.7
Amortization	(0.4)
Impairment of goodwill	(1.2)
Foreign currency translation	0.1
As of December 28, 2013	$0.2

Other Income and Expense.

(in millions)	2013	2012
Interest income	$1.1	$1.1
Other income and expense, net	0.3	0.2
Foreign currency transaction losses	(0.4)	(1.0)
Subtotal	1.0	0.3
Gain on sales of investments	1.9	0.9
Impairment of investments	(5.0)	—
Loss on investment in Ikanos	—	(0.6)
Other income and expense	$(2.1)	$0.6

Other income and expense, net, as shown above, is composed of interest income, foreign currency transactions and remeasurement gains and losses incurred by our Korean and United Kingdom subsidiaries, other-than-temporary impairment on marketable debt securities, gains on sales of investments and license fees and the impairment of cost based investments. For 2013, we recorded $0.4 million of foreign currency losses as compared to $1.0 million foreign currency losses for 2012. This was primarily attributable to increased fluctuations in the U.S. dollar and Korean won currency exchange rate. In 2013 we recorded a $5.0 million impairment charge for two cost basis investments due their experiencing liquidity issues. Other income and expense, net for 2011 also includes expense of $0.2 million to record an impairment of certain marketable debt securities which were deemed other-than-temporarily impaired.
As our marketable debt securities have matured we have been reinvesting in securities which, due to current interest rates and shorter maturities, have lower yields than the securities which matured. As a result of these factors and our cash usage rate we anticipate that our interest income will decline in 2014.
Equity losses in unconsolidated affiliates.    Our equity losses in unconsolidated affiliates for 2013 consists of our approximate 23% shares of the losses of Ask Ziggy, totaling $0.2 million, and our approximate 12% share of the losses of KoBrite, totaling $0.4 million. Our equity losses in unconsolidated affiliates in 2012 consisted of our approximate 12% share of the losses of KoBrite totaling $0.6 million, and our 25% share of the losses of Ikanos totaling $0.1 million. In July of 2012 we increased our investment in Ikanos to 51% and commenced consolidating Ikanos's results of operations into our results of operations.
Tax provision.    The benefit for income taxes for the fiscal year ended 2013 of $12.9 million represents the net of state and foreign tax and intra period tax allocations related to the Company's discontinued operations and withholding taxes related to closing our Korean facilities. For 2014 we expect to have taxes based on U.S. federal tax liabilities on federal alternative minimum tax rules and on our foreign operations. We also expect to have a state tax provision in 2014.
Net (income) loss attributable to noncontrolling interest.    In 2013 we acquired 51% of eMDT and in 2012 we acquired 51% of Ikanos Consulting Ltd. The remaining 49% of eMDT and Ikanos are held by other investors and employees of eMDT and Ikanos.We also own approximately 93% of the equity of Kowon as of December 28, 2013.
Net loss (income) attributable to the noncontrolling interest on the consolidated statement of operations represents the portion of the results of operations of Kowon , Ikanos and eMDT which are allocated to the stockholders of the approximately 7% of Kowon and 42% of Ikanos and 49% of eMDT not owned by us. The change in the net loss (income) attributable to the noncontrolling interest of our subsidiaries is as follows (in millions):

	2013	2012
Kowon	$0.1	$0.3
Ikanos	0.5	0.7
eMDT	0.3	—
Total	$0.9	$1.0

Fiscal Year 2012 Compared to Fiscal Year 2011
Revenues.    Our revenues, which include product sales and amounts earned from research and development contracts, for fiscal years 2012 and 2011, by category, were as follows (in millions):

Display Revenues by Category (in millions)	2012	2011
Military Applications	$19.6	$38.9
Consumer Electronic Applications	8.6	16.5
Eyewear Applications	3.0	4.0
Research & Development	3.4	5.2
Total	$34.6	$64.6

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

In 2011, we began offering an industrial headworn, voice and gesture controlled, hands-free cloud computing reference design that has an optical pod with a microdisplay which we refer to as Golden-i technology. Sales of Golden-i technology enabled products in 2012 and 2011 were de minimis and were primarily to demonstrate the product concept.
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

(in millions)	Intangible Assets	Goodwill
Assets acquired with acquisition of FDD at Jan. 11, 2011	$4.6	$4.6
Amortization	(0.7)	—
Impairment	(2.0)	(2.9)
Foreign currency translation	—	—
As of December 31, 2011	$1.9	$1.7
Amortization	(0.3)	—
Impairment of goodwill	—	(1.7)
Foreign currency translation	0.1	—
As of December 29, 2012	$1.7	$—
Other Income and Expense.

(in millions)	2012	2011
Interest income	$1.1	$1.3
Other income and expense, net	0.2	0.1
Foreign currency transaction losses	(1.0)	—
Other-than-temporary Impairment of marketable debt securities	—	(0.2)
Subtotal	0.3	1.2
Gain on sales of investments	0.9	0.4
Gain on sales of patents	(0.6)	0.2
Other income and expense	$0.6	$1.8
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
We had entered into agreements to sell certain patents which we were not using. The total consideration we receive for the sale of the patents is a percentage of any sublicense fees, after expenses, the buyer receives. Under the agreements, in 2011 we sold patents that had a carrying value of $0 for $0.2 million. There is no additional consideration to be received for the patents sold. We continue to evaluate the patents in our portfolio for opportunities to monetize these assets.
Equity losses in unconsolidated affiliates.    Our equity losses in unconsolidated affiliates in 2012 consists of our approximate 12% share of the losses of KoBrite totaling $0.6 million, and our 25% share of the losses of Ikanos totaling $0.1 million. In July 2012 we increased our investment in Ikanos to 51% and commenced consolidating Ikanos's results of operations into our results of operations. Our equity losses in unconsolidated affiliates in 2011 consists of our approximate 12% share of the losses of KoBrite totaling $0.3 million.
Tax provision.    The provision for income taxes for the fiscal year ended 2012 of $1.1 million represents withholding taxes related to closing our Korean facilities. For 2013 we expect to have taxes based on U.S federal tax liabilities on federal alternative minimum tax rules and on our foreign operations. We also expect to have a state tax provision in 2013.
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
We owned approximately 78% of the equity of Kowon as of December 29, 2012. Net loss (income) attributable to the noncontrolling interest on the consolidated statement of operations represents the portion of the results of operations of Kowon and Ikanos which are allocated to the stockholders of the approximately 22% of Kowon and 49% of Ikanos not owned by us. The change in the net (income) loss attributable to the noncontrolling interest of our subsidiaries is as follows (in millions):

	2012	2011
Kowon	$0.3	$—
Ikanos	0.7	—
Total	$1.0	$—
Liquidity and Capital Resources
As of December 28, 2013, we had cash and equivalents and marketable debt securities of $112.7 million and working capital of $108.4 million compared to $92.5 million and $106.8 million, respectively, as of December 29, 2012. The increase in cash and equivalents and marketable securities was primarily due to cash from the sale of the III-V product line of $55.2 million, proceeds from sales of investments of $2.6 million, offset by the net of cash used in operating activities of $19.0 million, capital expenditures of $0.7 million, the acquisition of certain cost based investments for $3.5 million, repurchase of our common stock for $8.0 million and the purchase of incremental investment in Kowon of $3.7 million.
As of December 29, 2012, we had cash and equivalents and marketable debt securities of $92.5 million and working capital of $106.8 million compared to $105.4 million and $123.3 million, respectively, as of December 31, 2011. The decrease in cash and equivalents and marketable securities was primarily due to proceeds from sales of investments of $0.9 million, which were offset by capital expenditures of $9.8 million, the acquisition of certain cost based investments for $2.2 million, repurchase of our common stock for $3.5 million and net purchase of marketable debt securities and other assets of $2.5 million offset cash provided by operating activities of approximately $3.8 million.
Cash and marketable debt securities held in U.S. dollars at December 28, 2013 were:

Domestic	$99,206,478
Foreign	10,394,377
Subtotal cash and marketable debt securities	109,600,855
Cash and marketable debt securities held in other currencies and converted to U.S. dollars	3,128,346
Total cash and marketable debt securities	$112,729,201
We have no plans to repatriate the cash and marketable debt securities held in our foreign subsidiaries FDD and Ikanos and as such we have not recorded any deferred tax liability. In 2013, we ceased operations at our Korean facility, Kowon. Kowon has approximately $13.1 million of cash and marketable debt securities which we anticipate will eventually be remitted to the U.S. and accordingly we have recorded deferred tax liabilities associated with its unremitted earnings.
We lease facilities located in Westborough, Massachusetts, Santa Clara, California and Scotts Valley, California, under non-cancelable operating leases. The Westborough lease expires in 2023, the Santa Clara lease expires in 2016 and the Scotts Valley lease expires in November 2014.
We lease a facility in Dalgety Bay, Scotland which expires in 2016, and also lease two facilities in Nottingham, United Kingdom, which expire in 2016 and 2017.
We expect to expend between $2.0 million and $3.0 million on capital expenditures over the next twelve months, primarily related to infrastructure changes resulting from the sale of our III-V product line and for the acquisition of equipment to support some of our cost based investments.
As of December 28, 2013, we had substantial tax loss carry-forwards, which may be used to offset future federal taxes due. We may record a tax provision in our financial statements but we may be able to offset some or all of the amounts that are payable with our tax loss carry-forwards. We may be subject to alternative minimum taxes, foreign taxes and state income taxes depending on our taxable income and sources of taxable income.
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
Seasonality
Our revenues have not followed a seasonal pattern for the past two years and we do not anticipate any seasonal trend to our revenues in 2014.
Climate Change
We do not believe there is anything unique to our business which would result in climate change regulations having a disproportional effect on us as compared to U.S. industry overall.
Inflation
We do not believe our operations have been materially affected by inflation in the last three fiscal years.

Contractual Obligations
The following is a summary of our contractual payment obligations for operating leases as of December 28, 2013:

Contractual Obligations	Total	Less than 1 year	1-3 Years	3-5 years	More than 5 years
Operating Lease Obligations	$7,353,133	$1,266,185	$2,678,281	$1,279,333	$2,129,334

KOPIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
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
The financial statements required by this Item are included in this Report on pages 45 through 72. Reference is made to Item 15 of this Report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We conducted an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (Disclosure Controls), as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 28, 2013. The controls evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Disclosure Controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s (SEC’s) rules and forms. Disclosure Controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our quarterly evaluation of Disclosure Controls includes an evaluation of some components of our internal control over financial reporting, and internal control over financial reporting is also separately evaluated on an annual basis for purposes of providing the management report which is set forth below.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 28, 2013, based on the criteria outlined in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on their assessment, management concluded that, as of December 28, 2013, the Company’s internal control over financial reporting is effective based on those criteria.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Kopin Corporation
Westborough, Massachusetts
We have audited the internal control over financial reporting of Kopin Corporation and subsidiaries (the “Company”) as of December 28, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for their assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report On Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 28, 2013, of the Company and our report dated March 17, 2014 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the Company's sale of its III-V product line, including its investment in subsidiary Kopin Taiwan Corporation.
/s/ Deloitte & Touche LLP
Boston, Massachusetts
March 17, 2014

None
Part III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required under this item is incorporated herein by reference from our Proxy Statement relating to our 2014 Annual Meeting of Shareholders (the Proxy Statement). In addition to the disclosures made in our Proxy Statement and incorporated by reference herein, information with respect to executive officers required by this item is set forth in Part I of this Report.
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
(3) Exhibits

3.1	Amended and Restated Certificate of Incorporation	(2)
3.2	Amendment to Certificate of Incorporation	(5)
3.3	Amendment to Certificate of Incorporation	(5)
3.4	Fourth Amended and Restated By-laws	(8)
4	Specimen Certificate of Common Stock	(1)
10.1	Form of Employee Agreement with Respect to Inventions and Proprietary Information	(1)
10.5	Kopin Corporation 2001 Equity Incentive Plan	(7)	*
10.6	Kopin Corporation 2001 Equity Incentive Plan Amendment	(9)	*
10.7	Kopin Corporation 2001 Equity Incentive Plan Amendment	(10)	*
10.8	Kopin Corporation 2001 Equity Incentive Plan Amendment	(11)	*
10.9	Kopin Corporation 2001 Equity Incentive Plan Amendment	(13)	*
10.10	Kopin Corporation 2001 Supplemental Equity Incentive Plan	(6)	*
10.11	Form of Key Employee Stock Purchase Agreement	(1)	*
10.12	License Agreement by and between the Company and Massachusetts Institute of Technology dated April 22, 1985, as amended	(1)
10.13	Facility Lease, by and between the Company and Massachusetts Technology Park Corporation, dated October 15, 1993	(3)
10.14	Joint Venture Agreement, by and among the Company, Kowon Technology Co., Ltd., and Korean Investors, dated as of March 3, 1998	(4)
10.15	Seventh Amended and Restated Employment Agreement between the Company and Dr. John C.C. Fan, dated as of December 8, 2010	(16)
10.16	Kopin Corporation Form of Stock Option Agreement under 2001 and 2010 Equity Incentive Plans	(12)	*
10.17	Kopin Corporation 2001 and 2010 Equity Incentive Plan Form of Restricted Stock Purchase Agreement	(12)	*
10.18	Kopin Corporation Fiscal Year 2013 Incentive Bonus Plan	*
10.20	Kopin Corporation 2010 Equity Incentive Plan	(15)
10.21	Purchase Agreement, dated January 10, 2013, by and among Kopin Corporation, IQE KC, LLC and IQE plc
21.1	Subsidiaries of Kopin Corporation
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	**
32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	**
101
The following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive (Loss), (iv) Consolidated Statements of Stockholder's Equity, (v)Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text

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

(1)	Filed as an exhibit to Registration Statement on Form S-1, File No. 33-45853, and incorporated herein by reference.
(2)	Filed as an exhibit to Registration Statement on Form S-1, File No. 33-57450, and incorporated herein by reference.
(3)	Filed as an exhibit to Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference.
(4)	Filed as an exhibit to Annual Report on Form 10-Q for the quarterly period ended June 27, 1998 and incorporated herein by reference.
(5)	Filed as an exhibit to Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2000 and incorporated herein by reference.
(6)	Filed as an exhibit to Registration Statement on Form S-8, filed on November 13, 2011 and incorporated herein by reference.
(7)	Filed as an appendix to Proxy Statement filed on April 20, 2001 and incorporated herein by reference.
(8)	Filed as an exhibit to Current Report on Form 8-K filed on December 12, 2008 and incorporated herein by reference.
(9)	Filed as an exhibit to Registration Statement on Form S-8 filed on August 16, 2002 and incorporated herein by reference
(10)	Filed as an exhibit to Registration Statement on Form S-8 filed on March 15, 2004 and incorporated herein by reference.
(11)	Filed as an exhibit to Registration Statement on Form S-8 filed on May 10, 2004 and incorporated herein by reference.
(12)	Filed as an exhibit to Annual Report on Form 10-K for the fiscal year ended December 25, 2004 and incorporated herein by reference.
(13)	Filed as an exhibit to Registration Statement on Form S-8 filed on April 15, 2008 and incorporated herein by reference.
(14)	Filed as an exhibit to Annual Report on Form 10-K for the fiscal year ended December 26, 2009 and incorporated by reference herein.
(15)	Filed with the Company's Definitive Proxy Statement on Schedule 14 filed as of April 5, 2013 and incorporated by reference herein.
(16)	Filed as an exhibit to Annual Report on Form 10-K for the fiscal year ended December 25, 2010 and incorporated by reference herein.
(17)	Filed as an exhibit to Current Report on Form 8-K on January 10, 2013 and incorporated by reference herein.

KOPIN CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Kopin Corporation
Westborough, Massachusetts
We have audited the accompanying consolidated balance sheets of Kopin Corporation and subsidiaries (the “Company”) as of December 28, 2013 and December 29, 2012, and the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows for each of the three years in the period ended December 28, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Kopin Corporation and subsidiaries as of December 28, 2013 and December 29, 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 28, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

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
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 28, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 17, 2014 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ Deloitte & Touche LLP
Boston, Massachusetts
March 17, 2014

KOPIN CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 28, 2013	December 29, 2012
ASSETS
Current assets:
Cash and equivalents	$16,756,666	$27,135,387
Marketable debt securities, at fair value	95,972,535	65,349,962
Accounts receivable, net of allowance of $202,000 and $311,000 in 2013 and 2012, respectively	2,388,461	5,254,549
Accounts receivable from unconsolidated affiliates	—	84,780
Unbilled receivables	—	178,036
Inventory	3,078,055	5,789,753
Prepaid taxes	233,642	683,032
Prepaid expenses and other current assets	1,178,643	917,841
Current assets held for sale	—	21,573,729
Total current assets	119,608,002	126,967,069
Property, plant and equipment, net	6,034,963	8,486,406
Goodwill	1,016,132	684,789
Intangible assets, net	1,581,502	2,316,924
Other assets	3,024,458	8,607,882
Notes receivable	14,866,666	—
Noncurrent assets held for sale	—	29,145,732
Total assets	$146,131,723	$176,208,802
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,868,865	$5,121,324
Accrued payroll and expenses	1,436,391	2,147,512
Accrued warranty	716,000	716,000
Billings in excess of revenue earned	547,681	1,220,395
Other accrued liabilities	3,157,394	2,563,797
Deferred tax liabilities	1,512,771	1,304,513
Current liabilities held for sale	—	7,102,895
Total current liabilities	11,239,102	20,176,436
Asset retirement obligations	329,435	322,477
Noncurrent liabilities held for sale	—	623,979
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $.01 per share: authorized, 3,000 shares; none issued	—	—
Common stock, par value $.01 per share: authorized, 120,000,000 shares; issued 77,567,631 shares in 2013 and 75,979,695 shares in 2012; outstanding 62,560,946 in 2013 and 63,835,508 in 2012, respectively	745,935	736,966
Additional paid-in capital	320,511,458	318,928,495
Treasury stock (12,032,537 and 9,861,139 shares in 2013 and 2012, respectively, at cost)	(42,442,932)	(34,450,978)
Accumulated other comprehensive income	3,441,997	6,512,792
Accumulated deficit	(147,703,211)	(142,993,595)
Total Kopin Corporation stockholders’ equity	134,553,247	148,733,680
Noncontrolling interest	9,939	6,352,230
Total stockholders’ equity	134,563,186	155,085,910
Total liabilities and stockholders’ equity	$146,131,723	$176,208,802
See Accompanying Notes to Consolidated Financial Statements.

KOPIN CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

Fiscal year ended	2013	2012	2011
Revenues:
Net product revenues	$20,574,812	$31,298,419	$59,508,959
Research and development revenues	2,322,897	3,343,441	5,149,644
	22,897,709	34,641,860	64,658,603
Expenses:
Cost of product revenues	20,655,216	22,041,953	34,659,020
Research and development-funded programs	1,550,873	2,178,472	3,341,075
Research and development-internal	15,983,147	12,121,689	13,218,018
Selling, general and administrative	19,124,750	17,165,870	15,990,881
Impairment of intangible assets and goodwill	1,511,414	1,704,770	4,999,512
	58,825,400	55,212,754	72,208,506
Loss from operations	(35,927,691)	(20,570,894)	(7,549,903)
Other income and expense:
Interest income	1,118,617	1,126,344	1,291,591
Other income and (expense), net	235,917	173,829	142,948
Foreign currency transaction (losses) gains	(387,351)	(1,032,588)	9,672
Gain on sales of investments	1,899,291	856,170	368,641
Loss on investment in Ikanos	—	(557,594)	—
Other-than-temporary impairment of marketable debt securities	—	—	(150,644)
Impairment of investments	(5,000,442)	—	—
Gain on sales of patents	—	—	155,658
	(2,133,968)	566,161	1,817,866
Loss from continuing operations before benefit (provision) for income taxes, and equity losses in unconsolidated affiliates and net loss (income) of noncontrolling interest	(38,061,659)	(20,004,733)	(5,732,037)
Tax benefit (provision)	12,933,209	(1,099,000)	—
Loss before equity losses in unconsolidated affiliates and net loss (income) of noncontrolling interest	(25,128,450)	(21,103,733)	(5,732,037)
Equity losses in unconsolidated affiliates	(625,098)	(679,587)	(296,451)
Loss from continuing operations	(25,753,548)	(21,783,320)	(6,028,488)
Income from discontinued operations, net of tax	20,147,532	2,789,048	9,713,059
Net (loss) income	$(5,606,016)	$(18,994,272)	$3,684,571
Net loss (income) attributable to the noncontrolling interest	896,400	632,342	(605,207)
Net (loss) income attributable to the controlling interest	$(4,709,616)	$(18,361,930)	$3,079,364
Net (loss) income per share:
Basic:
Continuing operations	$(0.40)	$(0.33)	$(0.10)
Discontinued operations	0.32	0.04	0.15
Net (loss) income per share	$(0.08)	$(0.29)	$0.05
Diluted:
Continuing operations	$(0.40)	$(0.33)	$(0.10)
Discontinued operations	0.32	0.04	0.15
Net (loss) income per share	$(0.08)	$(0.29)	$0.05
Weighted average number of common shares outstanding:
Basic	62,347,852	63,617,680	64,405,776
Diluted	62,347,852	63,617,680	65,234,212
See Accompanying Notes to Consolidated Financial Statements.
KOPIN CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

Fiscal years ended	2013	2012	2011
Net (loss) income	$(5,606,016)	$(18,994,272)	$3,684,571
Other comprehensive (loss) income:
Foreign currency translation adjustments	231,321	2,687,344	(1,368,829)
Unrealized holding (loss) gain on marketable securities	(116,134)	730,967	(260,502)
Reclassifications of gains in net loss	(1,936,121)	(586,433)	(457,808)
Other comprehensive (loss) income	$(1,820,934)	$2,831,878	$(2,087,139)
Comprehensive (loss) income	(7,426,950)	(16,162,394)	1,597,432
Comprehensive gain (loss) attributable to the noncontrolling interest	871,867	167,232	(357,389)
Comprehensive (loss) income attributable to the controlling interest	$(6,555,083)	$(15,995,162)	$1,240,043

See Accompanying Notes to Consolidated Financial Statements.

KOPIN CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Kopin Corporation Stockholders’ Equity	Noncontrolling interest	Total Stockholders’ Equity
	Shares	Amount
Balance December 25, 2010	72,570,835	$725,708	$313,311,889	$(26,580,823)	$5,985,345	$(127,711,030)	$165,731,089	$4,778,034	$170,509,123
Exercise of stock options	19,700	197	72,248	—	—	—	72,445	—	72,445
Vesting of restricted stock	897,953	8,980	(8,980)	—	—	—	—	—	—
Stock based compensation expense	—	—	3,361,948	—	—	—	3,361,948	—	3,361,948
Other comprehensive loss	—	—	—	—	(1,839,321)	—	(1,839,321)	(247,818)	(2,087,139)
Restricted stock for tax withholding obligations	(262,230)	(2,622)	(1,026,945)	—	—	—	(1,029,567)	—	(1,029,567)
Treasury stock purchase	—	—	—	(4,414,626)	—	—	(4,414,626)	—	(4,414,626)
Net income	—	—	—	—	—	3,079,364	3,079,364	605,207	3,684,571
Balance December 31, 2011	73,226,258	732,263	315,710,160	(30,995,449)	4,146,024	(124,631,666)	164,961,332	5,135,423	170,096,756
Exercise of stock options				$—	$—	$—	$—	$—	$—
Vesting of restricted stock	671,568	6,716	(6,716)	—	—	—	—	—	—
Stock based compensation expense	—	—	3,851,672	—	—	—	3,851,672	—	3,851,672
Other comprehensive income	—	—	—	—	2,366,768	—	2,366,768	465,110	2,831,878
Foreign currency translation adjustments	—	—	—	—		—		—	—
Acquisition of Ikanos equity interest	—	—	—	—	—	—	—	1,384,039	1,384,039
Restricted stock for tax withholding obligations	(201,182)	(2,013)	(626,621)	—	—	—	(628,634)	—	(628,634)
Treasury stock purchase	—	—	—	(3,455,529)	—	—	(3,455,529)	—	(3,455,529)
Net loss	—	—	—	—	—	(18,361,930)	(18,361,930)	(632,342)	(18,994,272)
Balance, December 29, 2012	73,696,644	$736,966	$318,928,495	$(34,450,978)	$6,512,792	$(142,993,595)	$148,733,680	$6,352,230	$155,085,910
Vesting of restricted stock	1,216,900	12,169	(12,169)	—	—	—	—	—	—
Stock based compensation expense	—	—	3,804,408	—	—	—	3,804,408	—	3,804,408
Other comprehensive loss	—	—	—	—	(1,845,466)	—	(1,845,466)	24,532	(1,820,934)
Sale of III-V product line	—	—	—	—	(1,580,629)	—	(1,580,629)	(2,673,051)	(4,253,680)
Acquisition of eMDT	—	—	—	—	—	—	—	200,198	200,198
Acquisition of noncontrolling interest in Kowon	—	—	(1,020,130)	—	355,300	—	(664,830)	(2,997,570)	(3,662,400)
Restricted stock for tax withholding obligations	(320,061)	(3,200)	(1,189,146)	—	—	—	(1,192,346)	—	(1,192,346)
Treasury stock purchase	—	—	—	(7,991,954)	—	—	(7,991,954)	—	(7,991,954)
Net loss	—	—	—	—	—	(4,709,616)	(4,709,616)	(896,400)	(5,606,016)
Balance, December 28, 2013	74,593,483	$745,935	$320,511,458	$(42,442,932)	$3,441,997	$(147,703,211)	$134,553,247	$9,939	$134,563,186
See Accompanying Notes to Consolidated Financial Statements.

KOPIN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

Fiscal year ended	2013	2012	2011
Cash flows from operating activities:
Net (loss) income	$(5,606,016)	$(18,994,272)	$3,684,571
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	3,646,725	9,111,943	8,598,672
Accretion (amortization) of premium or discount on marketable debt securities	360,403	(287,439)	(152,665)
Stock-based compensation	4,203,408	4,486,990	3,923,628
Net gain on investment transactions	(1,899,291)	(856,170)	(368,641)
Losses in unconsolidated affiliates	625,098	679,587	296,451
Impairment on marketable debt securities	—	—	150,644
Impairment of intangible assets and goodwill	1,511,414	1,704,770	4,999,512
Gain on sale of III-V product line	(33,452,176)	—	—
Release of valuation allowance on deferred tax assets	—	—	(4,266,000)
Deferred income taxes	252,687	2,162,246	—
Foreign currency losses	341,590	1,236,194	14,150
Loss on remeasurement of investment in Ikanos	—	557,594	—
Impairment of investments	5,000,442	—	—
Change in allowance for bad debt	(107,694)	(129,370)	(224,644)
Other non-cash items	733,428	402,938	379,246
Changes in assets and liabilities:
Accounts receivable	4,853,073	4,363,447	256,190
Inventory	2,262,547	3,466,568	993,328
Prepaid expenses and other current assets	(179,858)	126,580	1,055,482
Accounts payable and accrued expenses	(773,471)	(2,996,339)	655,611
Billings in excess of revenue earned	(672,714)	(1,247,066)	(743,434)
Net cash (used in) provided by operating activities	(18,900,405)	3,788,201	19,252,101
Cash flows from investing activities:
Proceeds from sale of marketable debt securities	17,130,488	37,305,871	40,732,353
Purchase of marketable debt securities	(49,329,891)	(39,853,837)	(42,345,935)
Proceeds from sale of III-V product line	55,188,020	—	—
Cash included in current assets held for sale	—	(2,388,812)	—
Cash paid to acquire Ikanos, net of cash acquired	—	93,872	—
Cash paid to acquire eMDT, net of cash acquired	211,484	—	—
Cash paid to acquire FDD, net of cash acquired	—	94,351	(10,084,307)
Purchases of cost based investment	(3,583,611)	(2,249,784)	(1,980,609)
Proceeds from sale of investments	2,597,289	856,170	392,196
Other assets	(10,552)	43,564	16,906
Capital expenditures	(741,543)	(9,831,967)	(7,132,371)
Net cash provided by (used in) investing activities	21,461,684	(15,930,572)	(20,401,767)
Cash flows from financing activities:
Treasury stock purchases	(7,991,954)	(3,455,529)	(4,414,626)
Purchase of noncontrolling interest in Kowon	(3,662,400)	—	—
Settlements of restricted stock for tax withholding obligations	(1,192,346)	(628,634)	(1,029,567)
Proceeds from exercise of stock options	—	—	72,445
Net cash used in financing activities	(12,846,700)	(4,084,163)	(5,371,748)
Effect of exchange rate changes on cash	(93,300)	266,758	(217,970)
Net decrease in cash and equivalents	(10,378,721)	(15,959,776)	(6,739,384)
Cash and equivalents:
Beginning of year	27,135,387	43,095,163	49,834,547
End of year	$16,756,666	$27,135,387	$43,095,163
Supplemental disclosure of cash flow information:
Income taxes paid	$95,000	$75,000	$186,000
Supplemental schedule of noncash investing activities:
Construction in progress included in accrued expenses	$105,000	$360,000	$469,000
Non-cash proceeds from sale of III-V product line	$14,866,000	$—	$—
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
Fiscal Year
The Company’s fiscal year ends on the last Saturday in December. The fiscal years ended December 28, 2013 and December 29, 2012 include 52 weeks, and the fiscal year ended December 31, 2011 includes 53 weeks, and are referred to as fiscal years 2013, 2012 and 2011, respectively, herein.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, a majority owned 93% subsidiary, Kowon Technology Co., Ltd. (Kowon), located in Korea, a majority owned (58)% subsidiary, Ikanos Consulting Ltd. (Ikanos), located in the United Kingdom, and a majority owned (51)% subsidiary, eMDT America Inc (eMDT), located in California (collectively the Company). All intercompany transactions and balances have been eliminated. Amounts of Kowon, Ikanos and eMDT not attributable to the Company are referred to as noncontrolling interests in the consolidated statements of operations and consolidated statements of comprehensive (loss) income. Investments in business entities in which the Company does not have control but has the ability to exercise significant influence over operating and financial policies are accounted for by the equity method.
In 2013, the Company paid approximately $3.7 million to acquire an additional 15% ownership in its Kowon subsidiary which raised its ownership from 78% to 93%. The Company ceased its production activities at its Kowon facility in 2013 but as of December 28, 2013, the closure of this facility did not meet the criteria for assets held for sale.
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
Marketable debt securities consist primarily of commercial paper, medium-term corporate notes, and United States government and agency backed securities. The Company classifies these marketable debt securities as available-for-sale at fair value in “Marketable debt securities, at fair value.” In fiscal year 2013, the investment in Vuzix Corporation (Vuzix) was included in "Other Assets" as available-for-sale and at fair value. In fiscal year 2012, the investments in Advanced Wireless Semiconductor Company (AWSC) and WIN Semiconductor Corp. (WIN) were included in “Other assets” as available-for-sale and at fair value and these securities were sold in 2013. The Company records the amortization of premium and accretion of discounts on marketable debt securities in the results of operations.
The Company uses the specific identification method as a basis for determining cost and calculating realized gains and losses with respect to marketable debt securities. The gross gains and losses realized related to sales of marketable debt securities were not material during fiscal years 2013, 2012 and 2011.
Inventory
Inventory is stated at the lower of cost (determined on the first-in, first-out method) or market and consists of the following at December 28, 2013 and December 29, 2012:

	2013	2012
Raw materials	$1,441,569	$2,540,497
Work-in-process	1,003,540	1,880,202
Finished goods	632,946	1,369,054
	$3,078,055	$5,789,753
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

Intangible assets

Intangible assets include patents, customer relationships, developed technology and trademarks. Customer relationships represent the fair value of the underlying relationships with customers. Developed technology represents the fair value of technology as it exists in current products and has value through its continued use or reuse. The trademark represents the brand and name recognition associated with the marketing of products and was determined to have a finite life.
Identifiable intangible assets are amortized using the straight-line method over the estimated useful lives of the assets, generally three to seven years.

Product Warranty
The Company generally sells products with a limited warranty of product quality and a limited indemnification of customers against intellectual property infringement claims related to the Company’s products. The Company accrues for known warranty and indemnification issues if a loss is probable and can be reasonably estimated, and accrues for estimated incurred but unidentified issues based on historical activity. As of December 28, 2013 and December 29, 2012, the Company had warranty reserves of $0.7 million. For the fiscal years 2013, 2012 and 2011 warranty claims and reversals were approximately $0.8 million, $2.2 million and $1.4 million, respectively.

KOPIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Asset Retirement Obligations
The Company recorded asset retirement obligations (ARO) liabilities of $0.3 million at December 28, 2013 and December 29, 2012, respectively. This represents the legal obligations associated with retirement of the Company’s assets when the timing and/or method of settling the obligation are conditional on a future event that may or may not be within the control of the Company.

	2013	2012
Beginning balance	$322,477	$1,295,670
Additions	—	32,360
Charges	—	(424,785)
Accretion and exchange rate change	6,958	43,211
Reclassified to noncurrent liabilities held for sale	—	(623,979)
Ending balance	$329,435	$322,477
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
Weighted-average common shares outstanding used to calculate earnings per share, is as follows:

	2013	2012	2011
Weighted-average common shares outstanding—basic	62,347,852	63,617,680	64,405,776
Stock options and nonvested restricted common stock	—	—	828,436
Weighted-average common shares outstanding—diluted	62,347,852	63,617,680	65,234,212
The following were not included in weighted-average common shares outstanding- diluted because they are anti-dilutive or performance conditions have not been met at the end of the period.

	2013	2012	2011
Nonvested restricted common stock	3,024,148	2,283,048	613,934
Stock options	558,850	983,680	1,561,925
Total	3,582,998	3,266,728	2,175,859

KOPIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk other than marketable securities consist principally of trade accounts receivable and the note receivable from IQE, plc. Trade receivables are primarily derived from sales to manufacturers of consumer electronic devices and wireless components or military applications.
The Company primarily invests its excess cash in government backed and corporate financial instruments that management believes to be of high credit worthiness, which bear lower levels of relative credit risk. The Company relies on rating agencies to ascertain the credit worthiness of its marketable securities and, where applicable, guarantees by the Federal Deposit Insurance Company. The Company sells its products to customers worldwide and generally does not require collateral. The Company maintains a reserve for potential credit losses.
Fair Value of Financial Instruments
Financial instruments consist of current assets (except inventories, income tax receivables and prepaid assets) and certain current liabilities. Current assets (excluding marketable securities which are recorded at fair value) and current liabilities are carried at cost, which approximates fair value.
Stock-Based Compensation
The fair value of stock option awards is estimated on the date of grant using the Black-Scholes-Merton option-pricing model. There were no stock options granted in fiscal years 2013, 2012 or 2011.

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

In 2013, the Company granted compensation awards to its Chief Executive Officer that consisted of two grants of 150,000 shares of restricted stock each. One of the grants will vest at the end of the first 10 consecutive trading day period following the grant date during which the Company’s common stock trades at a price per share equal to or greater than $6.00. The other award will vest at the end of the first 10 consecutive trading day period following the grant date during which the Company’s common stock trades at a price per share equal to or greater than $7.00. In 2011, the Company granted compensation awards to its Chief Executive Officer that consisted of a grant of 260,000 shares of restricted stock and a grant of 380,000 shares of phantom stock to be settled in cash. The 260,000 shares of restricted stock and the 380,000 shares of phantom stock will vest at the end of the first 10 consecutive trading day period following the grant date during which the Company’s common stock trades at a price per share equal to or greater than $5.25, prior to September 12, 2016. The vesting of the awards upon achieving a closing stock price of $6.00, $7.00 and $5.25 for 10 consecutive days is considered a market condition. The accounting for the 150,000, 150,000 and 260,000 shares requires the fair market value of the shares to be determined on the grant day and then this fair market value is expensed straight-line over the derived service period. The accounting for the phantom stock award requires the Company to periodically assess the fair market value of the award, with increases or decrease in the fair market value being reflected in the statements of operations.

In 2013, the Company granted a compensation award to its Chief Executive Officer that consisted of a grant of 300,000 shares of restricted stock that will vest upon the Company shipping 50,000 units of a new display. The compensation cost of this award will be recognized over the period the Company ships the displays. As of December 28, 2013, these awards were not yet earned and no compensation expense has been recorded.
Comprehensive (Loss) Income
Comprehensive (loss) income is the total of net income and all other non-owner changes in equity including such items as unrealized holding (losses) gains on marketable equity and debt securities classified as available-for-sale and foreign currency translation adjustments.

KOPIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of accumulated other comprehensive income are as follows:

	Cumulative Translation Adjustment	Unrealized Holding (Loss) Gain on Marketable Securities	Non-Credit Related Losses on Investments	Accumulated Other Comprehensive Income (Loss)
Balance as of December 25, 2010	$2,440,881	$3,797,302	$(252,838)	$5,985,345
Changes during year	(1,121,011)	(971,148)	252,838	(1,839,321)
Balance as of December 31, 2011	1,319,870	2,826,154	—	4,146,024
Changes during year	2,222,234	144,534	—	2,366,768
Balance as of December 29, 2012	3,542,104	2,970,688	—	6,512,792
Changes during year	(1,017,403)	(2,053,392)	—	(3,070,795)
Balance as of December 28, 2013	$2,524,701	$917,296	$—	$3,441,997

Assets Held for Sale
Assets and liabilities held for sale as of December 29, 2012 pertain to applicable assets and liabilities of the Company's III-V product line and its investment in Kopin Taiwan Corporation. The Company finalized the sale on January 16, 2013.

Impairment of Long-Lived Assets
The Company periodically reviews the carrying value of our long-lived assets to determine if facts and circumstances suggest that they may be impaired or that the amortization or depreciation period may need to be changed. The carrying value of a long-lived asset is considered impaired when the anticipated identifiable undiscounted cash flows from such asset are less than its carrying value. For assets that are to be held and used, impairment is measured based upon the amount by which the carrying amount of the asset exceeds its fair value. The carrying value of the Company’s long-lived assets was $6.0 million at December 28, 2013.
Recently Adopted Accounting Pronouncements
Statement of Comprehensive Income
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

During the twelve months ended December 28, 2013, the change in the Company's accumulated other comprehensive income was the net of $0.2 million cumulative translation adjustment, $(0.1) million unrealized holding losses on marketable securities, $(1.9) million of reclassified holding gains, $(1.6) million related to the sale of its III-V product line and $0.4 million million related to its acquisition of additional noncontrolling interest in Kowon.
2. Discontinued Operations
On January 16, 2013, (the Closing Date), the Company sold its III-V product line, including all of the outstanding equity interest in KTC Wireless, LLC, a wholly owned subsidiary of the Company that held the Company's investment in KTC, to IQE KC, LLC (IQE) and IQE plc (Parent, and collectively with IQE, the Buyer) pursuant to a Purchase Agreement (the Purchase Agreement) entered into on January 10, 2013 for an aggregate purchase price of approximately $75 million, subject to certain adjustments, including working capital adjustments and escrow (the Sale). After adjustments for working capital items the final purchase price was $70.2 million of which $55.2 million was paid to the Company in 2013 and the remaining $15 million will

KOPIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

be paid to the Company on the third anniversary of the Closing Date. Payment of the $15 million was recorded at its estimated discount value of $14.8 million and is secured by liens on certain assets of the business sold.
The operating results of the III-V product line prior to the sale are reported within Income from discontinued operations, net of tax, in the consolidated statement of operations and have been excluded from segment results. The assets and liabilities associated with the III-V product line are presented in current assets held for sale, noncurrent assets held for sale, current liabilities held for sale and noncurrent liabilities held for sale in the Consolidated Balance Sheet as of December 29, 2012.
The following table summarizes the results from discontinued operations:

	Fiscal Years Ended (in millions)
	December 28, 2013	December 29, 2012	December 31, 2011
Net product and research and development revenues	$2.3	$58.8	$66.5
(Loss) gain from discontinued operations before income taxes	(0.2)	4.5	5.9
(Provision) benefit for income taxes on discontinued operations	—	(1.7)	3.8
Discontinued operations, net of tax	(0.2)	2.8	9.7
Gain on sale, net of $13.1 million of tax	20.4	—	—
Income from discontinued operations, net of tax	$20.2	$2.8	$9.7

The following table summarizes the assets and the liabilities held for sale in the Company's consolidated balance sheet as of December 29, 2012:

(in millions)
Current assets
Cash and equivalents	$2.4
Accounts receivable, net of allowance of $0.1 million	7.6
Accounts receivable from unconsolidated affiliates	0.6
Inventory	10.6
Prepaid taxes	0.2
Prepaid expenses and other current assets	0.2
Total current assets held for sale	21.6
Property, plant and equipment, net	25.7
Deferred tax assets	3.3
Other assets	0.1
Total noncurrent assets held for sale	29.1
Total assets held for sale	$50.7
Current liabilities
Accounts payable	$3.7
Accrued payroll and expenses	1.8
Accrued warranty	0.2
Other accrued liabilities	1.4
Total current liabilities held for sale	$7.1
Total noncurrent liabilities held for sale	$0.6

3.    Property, Plant and Equipment
Property, plant and equipment consisted of the following at December 28, 2013 and December 29, 2012:

KOPIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Useful Life	2013	2012
Land		$915,595	$901,934
Buildings	10 years	2,398,188	2,424,152
Equipment	3-5 years	20,993,220	23,219,534
Leasehold improvements	Life of the lease	3,441,553	11,157,960
Furniture and fixtures	3 years	910,270	783,030
Equipment under construction		623,503	1,673,390
		29,282,329	40,160,000
Accumulated depreciation and amortization		(23,247,366)	(31,673,594)
Net property, plant and equipment		$6,034,963	$8,486,406
There were no material gains or losses on disposals of long-lived assets in fiscal years 2013, 2012 and 2011. Depreciation expense for the fiscal years 2013, 2012 and 2011 was approximately $2.4 million, $3.5 million and $3.8 million, respectively.
4.    Other Assets and Note Receivable
Other assets consist of the following as of December 28, 2013 and December 29, 2012:

	2013	2012
Marketable Equity Securities
AWSC	$—	$1,764,657
WIN	—	1,410,388
Vuzix Corporation	1,433,102	—
Non-Marketable Securities—Equity Method Investments
KoBrite	1,421,592	1,828,404
Non-Marketable Securities-Cost Based Investments	—	3,485,394
Other	169,764	119,039
	$3,024,458	$8,607,882
Marketable Equity Securities
As of December 28, 2013, the Company had an investment in Vuzix with a fair market value of $1.4 million and an adjusted cost basis of $0. In 2013, the Company sold its investments in Advanced Wireless Semiconductor Company (AWSC) and WIN Semiconductor Corp. (WIN) for $1.2 million and $1.4 million, respectively, and recorded a gain on the sale of the investments of $1.9 million. As of December 29, 2012, the Company had an investment in WIN, with a fair market value of $1.4 million and an adjusted cost basis of $0. In the twelve month period ended December 29, 2012 the Company sold 500,000 shares of WIN and recorded a gain of $0.9 million. As of December 29, 2012, the Company had an investment in AWSC, with a fair market value of $1.8 million and an adjusted cost basis of $0.7 million.

The table below shows amounts sold by the Company (revenues) from AWSC which are reflected in discontinued operations:

	2013	2012	2011
AWSC	$—	$8,192,000	$11,800,000
As of December 29, 2012 the Company was owed $0.5 million from AWSC and $0.1 million from other related parties.
Non-Marketable Securities—Equity Method Investments
Equity losses in unconsolidated affiliates recorded in the consolidated statement of operations are as follows:

KOPIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2013	2012	2011
KoBrite	$(406,811)	$(573,265)	$(296,451)
Ikanos	—	(106,322)	—
Ask Ziggy	$(218,287)	$—	$—
Total	$(625,098)	$(679,587)	$(296,451)
The Company has an approximate 12% interest in KoBrite at December 28, 2013. The Company accounts for its interest using the equity method and at December 28, 2013 the carrying value of the investment was $1.4 million. KoBrite’s results are recorded one quarter in arrears. One of the Company’s Directors, who is the chairman of IQE Taiwan, is a member of the Board of Directors of Bright LED, one of the other principal investors of KoBrite.
During the three months ended March 31, 2012, the Company acquired a 25% interest in Ikanos, a private company, for $0.7 million. On July 10, 2012, the Company invested an additional $2.5 million, which increased the Company’s interest in Ikanos to 51%. For the six month period ended June 30, 2012, the Company recorded the results of operation of Ikanos on the equity method of accounting and commencing in the third quarter of 2012 the Company consolidated Ikanos.
In 2012, the Company acquired a 5% interest in a private company Ask Ziggy (AZ), for $1.0 million. In January and August of 2013, the Company acquired an additional 10% and 5.8% for $900,000 and $700,000, respectively. During the third quarter of 2013, AZ repurchased shares of its common stock from an unrelated third party stockholder and as a result the Company now owns approximately 23.0% of AZ. At December 28, 2013, the Company determined that the AZ investment of $2.5 million was impaired and wrote the investment down to $0. The Company has also entered into an agreement to purchase an additional 2.0% of AZ for $200,000 if certain milestones are achieved.
Summarized financial information for 2011 includes KoBrite for the year ended September 30, 2011. (Kobrite's results are recorded one quarter in arrears). Summarized financial information for 2012 includes Kobrite for the period ended September 30, 2012 and Ikanos, operating results only, for the six month period January 1, 2012 through June 30, 2012. Summarized financial information for 2013 includes Kobrite for the year ended September 30, 2013 and AZ for the five month period August 1, 2013 through December 28, 2013, and are as follows:

	2013	2012	2011
Current assets	$7,769,000	$9,581,000	$12,468,000
Noncurrent assets	10,663,000	12,701,000	15,927,000
Current liabilities	1,207,000	1,215,000	5,397,000
Revenues	5,085,000	6,010,000	7,938,000
Margin loss	(2,501,000)	(2,732,000)	(794,000)
Loss from operations	(6,114,000)	(4,938,000)	(2,685,000)
Net loss	(5,526,000)	(5,308,000)	(2,526,000)

The Company has a loan to a non-officer employee for approximately $140,000 at December 28, 2013, which is currently due.
During the first quarter of 2013, the Company acquired four patents for $1.8 million and hired the patents' inventor. Upon commencement of employment the Company issued to the employee 400,000 shares of the Company's common stock, of which 100,000 shares were immediately vested and 300,000 shares will vest upon the achievement of certain milestones.
During the twelve months ended December 28, 2013, the Company recorded impairment charges of $2.5 million related to the write-off of a cost based investment.

The Company has a $14.9 million receivable as a result of the sale of its III-V product line and investment in KTC which is due January 16, 2016. The receivable is collateralized by certain assets of the Buyer of III-V product line. The Buyer has outstanding debt and the repayment of the receivable is subject to the Buyer remaining within its debt compliance obligations at the time of repayment.

KOPIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.    Business Combinations

Ikanos
During the three month period ended March 31, 2012 the Company acquired a 25% interest in Ikanos, a private company, for $0.7 million and accounted for its interest using the equity method of accounting. On July 10, 2012, the Company purchased an additional 70,748 newly issued shares of Ikanos common stock for approximately $2.5 million, from Ikanos (the "Transaction"). As a result of this transaction and the Company's previous investment in Ikanos, the Company owns approximately 51% of the outstanding stock of Ikanos. The remaining 49% is held by other investors and employees of Ikanos. The Company began consolidating Ikanos on July 1, 2012.

The total purchase price was $2,581,000 and is comprised of

Cash consideration	$2,500,000
Fair market value of Kopin's previously held equity method investment in Ikanos	81,000
Total purchase price	$2,581,000

The purchase price was as follows:

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

The results of operations of the Ikanos acquisition have been included in the consolidated statements of operations from the time the Company assumed majority ownership, approximately July 1, 2012. Ikanos' net loss from operations included in the consolidated results of operation for the year ended December 29, 2012 was $1.5 million. The transaction related costs associated with the Ikanos acquisition were considered immaterial and are included within selling, general and administrative expense for the fiscal year ended December 29, 2012. The goodwill will not be deductible for tax purposes. In 2013, Ikanos repurchased some of its outstanding common stock and the Company increased its ownership of Ikanos to 58%.

eMDT
In April 2013, the Company acquired 51% of the outstanding stock of eMDT, a private company, for $400,000. The Company has an option to acquire an additional 25% of the Company for $200,000. In connection with the acquisition, the Company has preliminarily allocated excess purchase price in the amount of approximately $400,000 to goodwill.  The Company's has finalized the purchase accounting.

The results of operations of the eMDT acquisition have been included in the consolidated statements of operations from the time the Company assumed majority ownership, approximately April 17, 2013. eMDT's net loss from operations included in the consolidated results of operation for the year ended December 28, 2013 was $0.3 million. The transaction related costs associated with the eMDT acquisition were considered immaterial and are included within selling, general and administrative expense for the fiscal year ended December 28, 2013. The goodwill will not be deductible for tax purposes.

KOPIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The unaudited pro forma financial results for the fiscal years ended December 28, 2013 and December 29, 2012 combine the unaudited historical results of the Company along with the unaudited historical results of Ikanos and eMDT. The results include the effects of unaudited pro forma adjustments as if Ikanos and eMDT were acquired on January 1, 2012 (the first day of the Company's fiscal year 2012). There were no material nonrecurring pro forma adjustments in the calculation of revenue or earnings. The pro forma financial results presented below do not include any anticipated synergies or other expected benefits of the acquisition. These results are presented for informational purposes only and are not necessarily indicative of future operations.

	Twelve Months Ended
	December 28, 2013	December 29, 2012
Revenue	$23,103,000	$36,142,000
Net Loss	(4,670,000)	(18,805,000)

6.    Goodwill and Intangibles

The Company’s goodwill balance is as follows:

	Fiscal Year Ended
	December 28, 2013	December 29, 2012
Beginning Balance	$684,789	$1,664,457
Acquisition of Ikanos	—	684,789
Acquisition of eMDT	395,713	—
Adjustments	(64,370)	(1,704,770)
Translation adjustments	—	40,313
Ending Balance	$1,016,132	$684,789
The Company performs impairment tests of goodwill at its reporting unit level. The Company conducts its annual goodwill impairment test on the last day of each fiscal year unless factors indicate that an impairment may have occurred. As of December 28, 2013, the Company performed a qualitative analysis in determining no impairment of the Company's goodwill was indicated. Goodwill is included in the Kopin reportable segment.
At December 28, 2013, the Company performed a review of the FDD intangibles assets and determined that the customer relationships, technology and trademarks were impaired. The Company performed a remeasurement of the fair value of the intangible assets using the income approach and as a result the Company wrote down the value of the intangible assets by $1.2 million in the year ended December 28, 2013. At December 28, 2013, the Company determined that as a result of a change in the strategic direction of Ikanos the value of its customer relationships were impaired and the Company wrote down the value of the intangible assets by $0.3 million.
During the twelve month period ended June 30, 2012, the Company determined that FDD was not achieving the operating results identified in the model that was used to determine the goodwill impairment at December 31, 2011. The Company performed the goodwill impairment test discussed below and determined that the remaining goodwill was impaired and accordingly the Company recorded a $1.7 million goodwill impairment charge in the year ended December 29, 2012. The Company performed its annual goodwill impairment test on Ikanos goodwill using the income approach. At December 29, 2012, no impairment of Ikanos goodwill was indicated.
On December 31, 2011, the Company performed an impairment analysis of its finite-lived intangible assets based on a comparison of the undiscounted cash flows to the recorded carrying value of the intangible assets. As of December 31, 2011, it was determined that the carrying values of the finite-lived intangible assets exceeded their fair values and the Company recorded impairments of $1.5 million related to customer relationships, $0.4 million related to developed technology, and $57,000 related to trademark portfolio during the year ended December 29, 2012.
After completing its finite-lived intangible asset impairment test, the Company completed its impairment analysis of the goodwill derived from the FDD acquisition and determined the goodwill was impaired. The Company’s impairment analysis for goodwill consisted of comparing the implied fair value of goodwill to its carrying value as of December 31, 2011. Based on

KOPIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

this analysis, during the year ended December 31, 2011, the Company recorded a goodwill impairment charge of $3.0 million, as of and for the year ended December 31, 2011.
The discount rate used was the value-weighted average of the Company’s estimated cost of equity and debt (“cost of capital”) derived using both known and estimated customary market metrics.
The identified intangible assets will be amortized on a straight-line basis over the following lives:

Years
Customer relationships	7
Developed technology	7
Trademark portfolio	7

The Company recognized $0.3 million in amortization for the fiscal years ended December 28, 2013 and December 29, 2012, respectively, and $0.7 million for the fiscal year ended December 31, 2011, related to its intangible assets. The estimated aggregate annual amortization expense relating to acquired intangible assets is as follows.

Fiscal Year ending,	Amount
2014	$711,324
2015	710,422
2016	94,266
2017	21,830
2018	21,830
Thereafter	21,830
Total annual amortization expense	$1,581,502

7.    Financial Instruments
Fair Value Measurements
Under accounting guidance, financial instruments are categorized as Level 1, Level 2 or Level 3 based upon the method by which their fair value is computed. An investment is categorized as Level 1 when its fair value is based on unadjusted quoted prices in active markets for identical assets that the Company has the ability to access at the measurement date. An investment is categorized as Level 2 if its fair market value is based on quoted market prices for similar assets in active markets, quoted prices for identical or similar assets in markets that are not active, based on observable inputs such as interest rates, yield curves, or derived from or corroborated by observable market data by correlation or other means. An investment is categorized as Level 3 if its fair value is based on assumptions developed by the Company about what a market participant would use in pricing the assets.
The Company’s investments are either held by brokers or in the case of publicly-held corporation, by the Company. The brokers who hold the Company’s investments provide periodic reporting on both the cost and fair value of the securities. The Company performs various procedures to corroborate the fair value provided by the brokers. Debt securities reflected in the table below include investments such as certificates of deposit, commercial paper, corporate bonds, government bonds, and money market fund deposits. When the Company uses observable market prices for identical securities that are traded in less active markets, its debt investments are classified as Level 2. When observable market prices for identical securities are not available, the Company prices our debt investments using non-binding market consensus prices that are corroborated with observable market data; quoted market prices for similar instruments; or pricing models, such as a discounted cash flow model, with all significant inputs derived from or corroborated with observable market data. Non-binding market consensus prices are based on quotes from brokers. The discounted cash flow model uses observable market inputs, such as US treasury-based yield curves.

KOPIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table details the fair value measurements within the fair value hierarchy of the Company’s financial assets:

		Fair Value Measurement at December 28, 2013 Using:
	Total	Level 1	Level 2	Level 3
Money Markets and Cash Equivalents	$16,756,666	$16,756,666	$—	$—
U.S. Government Securities	68,284,392	16,542,003	51,742,389	—
Corporate Debt	12,984,331	—	12,984,331	—
Certificates of Deposit	14,703,812	—	14,703,812	—
Vuzix Corporation	1,433,102	1,433,102	—	—
	$114,162,303	$34,731,771	$79,430,532	$—

		Fair Value Measurement at December 29, 2012 Using:
	Total	Level 1	Level 2	Level 3
Money Markets and Cash Equivalents	$27,135,387	$27,135,387	$—	$—
U.S. Government Securities	38,582,956	17,576,878	21,006,078	—
Corporate Debt	11,095,227	—	11,095,227	—
Certificates of Deposit	15,671,779	—	15,671,779	—
WIN Semiconductor Corp.	1,410,388	1,410,388	—	—
Advanced Wireless Semiconductor Company	1,764,657	1,764,657	—	—
	$95,660,394	$47,887,310	$47,773,084	$—
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
Marketable Debt Securities
Investments in available-for-sale marketable debt securities are as follows at December 28, 2013 and December 29, 2012:

	Amortized Cost		Unrealized Gains		Unrealized Losses		Fair Value
	2013	2012	2013	2012	2013	2012	2013	2012
U.S. government and agency backed securities	$68,970,505	$38,074,136	$—	$508,820	$(686,113)	$—	$68,284,392	$38,582,956
Corporate debt and certificates of deposits	27,767,513	27,031,866	—	—	(79,370)	(264,860)	27,688,143	26,767,006
Total	$96,738,018	$65,106,002	$—	$508,820	$(765,483)	$(264,860)	$95,972,535	$65,349,962

The contractual maturity of the Company’s marketable debt securities is as follows at December 28, 2013:

	Less than One year	One to Five years	Greater than Five years	Total
U.S. government and agency backed securities	$12,207,098	$44,260,888	$11,816,406	$68,284,392
Corporate debt and certificates of deposits	22,768,523	3,919,620	1,000,000	27,688,143
Total	$34,975,621	$48,180,508	$12,816,406	$95,972,535

KOPIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other-than-Temporary Impairments
The Company reviews its marketable debt securities on a quarterly basis for the presence of other-than-temporary impairment (OTTI).
If the Company determines that an OTTI has occurred it further estimates the amount of OTTI resulting from a decline in the credit worthiness of the issuer (credit-related OTTI) and the amount of non credit-related OTTI. Noncredit-related OTTI can be caused by such factors as market illiquidity. Credit-related OTTI is recognized in earnings while noncredit-related OTTI on securities not expected to be sold is recognized in other comprehensive income (OCI). The Company did not record any OTTI for the fiscal years 2013 and 2012. Included in other income and expense is an impairment charge on investments in corporate debt instruments of $0.2 million for fiscal year 2011.
8.    Stockholders’ Equity and Stock-Based Compensation
In March 2013, the Company’s Board of Directors authorized the repurchase of up to $30 million of the Company’s common stock in open market or negotiated transactions through March 2014. Since the plan’s inception through December 28, 2013, the Company has purchased 2,171,400 shares of its common stock for $7,991,954.
The Company has stock-based awards outstanding under several plans. In 2001, the Company adopted a 2001 Equity Incentive Plan (the Equity Plan). The Equity Plan authorized 7,100,000 shares of common stock, to be issued to employees, non-employees, and members of the Board of Directors (the Board). The Equity Plan had a ten year life and therefore no new equity awards may be issued under this plan. In 2010, the Company adopted a 2010 Equity Incentive Plan (the 2010 Equity Plan) which authorized the issuance of shares of common stock to employees, non-employees, and the Board. The 2010 Equity Plan has been subsequently amended to increase the number of authorized shares. The number of shares authorized is 2,600,000 plus the number of shares of common stock which were available for grant under the Equity Plan, the number of shares of common stock which were the subject of awards outstanding under the Equity Plan and are forfeited, terminated, canceled or expire after the adoption of the 2010 Equity Plan and the number of shares of common stock delivered to the Company either in exercise of a Equity Plan award or in satisfaction of a tax withholding obligation. The option price of statutory incentive stock options shall not be less than 100% of the fair market value of the stock at the date of grant, or in the case of certain statutory incentive stock options, at 110% of the fair market value at the time of the grant. The option price of nonqualified stock options is determined by the Board or Compensation Committee. Options must be exercised within a ten-year period or sooner if so specified within the option agreement. The term and vesting period for restricted stock awards and options granted under the 2010 Equity Plan are determined by the Board’s compensation committee.
The Company has available approximately 1.2 million shares of common stock available for issuance under the Company’s 2010 Equity Plan in excess of shares of common stock which have already been reserved for under previously issued equity awards.
Stock Options
A summary of stock option activity under the stock award plans as of December 28, 2013 and changes during the twelve month period is as follows:

	2013
	Shares	Weighted Average Exercise Price
Balance, beginning of year	983,680	$5.26
Options forfeited/canceled	(424,830)	5.48
Options exercised	—	—
Balance, end of year	558,850	$5.09
Exercisable, end of year	558,850
The following table summarizes information about stock options outstanding and exercisable at December 28, 2013:

KOPIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.01—$ 3.50	130,000	2.00	$3.49	130,000	$3.49
$ 3.75—$ 4.82	328,850	1.00	4.23	328,850	4.23
$ 5.00—$ 8.03	—	2.23	5.40	—	5.40
$10.00—$10.00	100,000	1.00	10.00	100,000	10.00
	558,850	1.23	$5.09	558,850	$5.09
Aggregate intrinsic value on December 28, 2013	$182,643			$182,643
No stock options were issued in 2013, 2012 or 2011. The intrinsic value of options exercised in 2013, 2012 and 2011 was approximately $0, $0 and $23,000, respectively. The Company has issued warrants to purchase 200,000 shares of the Company’s stock at $3.49. During the year ended December 29, 2012, the warrants became fully vested.

Cash received from option exercises under all share-based payment arrangements was approximately $0.1 million for fiscal year 2011. No tax benefits were realized during the three year period ended 2013 due to the existence of tax net operating loss carryforwards.
NonVested Restricted Common Stock
The Company has issued shares of nonvested restricted common stock to certain employees. Each award requires the employee to fulfill certain obligations, including remaining employed by the Company for one, two or four years (the vesting period) and in certain cases also meeting performance criteria. A summary of the activity for nonvested restricted common stock awards as of December 28, 2013 and changes during the twelve months then ended is presented below:

	Shares	Weighted Average Grant Fair Value
Balance, December 29, 2012	2,283,048	$4.76
Granted	2,135,000	3.22
Forfeited	(227,000)	3.87
Vested	(1,216,900)	3.46
Balance, December 28, 2013	2,974,148	$4.25
The forfeitures in 2013 were primarily due to fact that the performance criteria were not met related to these awards.
Stock-Based Compensation
The following table summarizes stock-based compensation expense related to employee stock options and nonvested restricted common stock awards for the fiscal years 2013, 2012 and 2011 (no tax benefits were recognized):

	2013	2012	2011
Cost of product revenues	$414,842	$513,789	$613,274
Research and development	423,548	366,443	577,514
Selling, general and administrative	3,365,018	3,606,758	2,732,840
Total	$4,203,408	$4,486,990	$3,923,628
Total unrecognized compensation expense for the nonvested restricted common stock as of December 28, 2013 totals $6.2 million and is expected to be recognized over a period of two years.

KOPIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.    Concentrations of Risk

Ongoing credit evaluations of customers’ financial condition are performed and collateral, such as letters of credit, are generally not required. The following table depicts the customer’s trade receivable balance as a percentage of gross trade receivables as of the end of the year indicated. (The symbol “*” indicates that accounts receivables from that customer were less than 10% of the Company’s total accounts receivable.)

	Percent of Gross Accounts Receivable
Customer	2013	2012
Company A	22	*
Company B	12	*
Company C	12	*
Company D	*	37
Company E	*	12
Sales to significant non-affiliated customers for fiscal years 2013, 2012 and 2011, as a percentage of total revenues, is shown in the table below. Note the caption “Military Customers in Total” in the table below excludes research and development contracts. The Company sells its displays to Japanese customers through Ryoden Trading Company. (The symbol “*” indicates that sales to that customer were less than 10% of the Company’s total revenues.)

	Sales as a Percent of Total Revenue
	Fiscal Year
Customer	2013	2012	2011
Military Customers in Total	38	57	60
Company A	18	12	15
Company D	13	22	23
Company E	*	21	18
Company F	*	*	10
United States Government Funded Research and Development Contracts	7	10	8

KOPIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.    Income Taxes
The (benefit) provision for income taxes from continuing operations consists of the following for the fiscal years indicated:

	Fiscal Year
	2013	2012	2011
Current
Federal	$(13,124,000)	$—	$52,000
State	12,000	64,000	88,000
Foreign	(34,000)	—	(137,000)
Total current (benefit) provision	(13,146,000)	64,000	3,000
Deferred
Federal	(3,616,000)	(2,878,000)	3,977,000
State	644,000	(505,000)	(30,000)
Foreign	(565,000)	73,000	(898,000)
Change in valuation allowance	3,750,000	4,345,000	(3,052,000)
Total deferred provision	213,000	1,035,000	(3,000)
Total (benefit) provision for income taxes	$(12,933,000)	$1,099,000	$—
Net operating losses utilized in 2013, 2012 and 2011 to offset federal and state taxes were $0, $0 and $2,698,000, respectively.
The actual income tax provision (benefit) reported from operations are different than those which would have been computed by applying the federal statutory tax rate to loss before income tax benefit. A reconciliation of income tax (benefit) provision from continuing operations as computed at the U.S. federal statutory income tax rate to the provision for income tax benefit is as follows:

	Fiscal Year
	2013	2012	2011
Tax provision at federal statutory rates	$(13,322,000)	$(7,002,000)	$(2,006,000)
State tax liability	8,000	42,000	57,000
Foreign deferred	(644,000)	734,000	611,000
Foreign withholding	308,000	1,170,000	—
Outside basis in KTC and Kowon, net	(202,000)	2,422,000	—
Goodwill	—	417,000	771,000
Nondeductible expenses	864,000	180,000	415,000
Increase in net state operating loss carryforwards	(2,868,000)	—	—
Provision to tax return adjustments and state tax rate change	(33,000)	(462,000)	888,000
Tax credits	(390,000)	(100,000)	1,188,000
Non-deductible equity compensation	(418,000)	136,000	1,542,000
Other, net	14,000	(783,000)	(414,000)
Change in valuation allowance	3,750,000	4,345,000	(3,052,000)
	$(12,933,000)	$1,099,000	$—
Pretax foreign losses from continuing operations were approximately $(4,966,000), $(6,870,000) and $(6,879,000) for fiscal years 2013, 2012 and 2011, respectively. The Company has made the decision to close Kowon and accordingly reflected a liability for unremitted earnings.

KOPIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The benefit for income taxes for the fiscal year ended 2013 of $12.9 million represents the net of state and foreign tax and intra period tax allocations related to the Company's discontinued operations and withholding taxes related to ceasing operations at the Korean facility.

Deferred income taxes are provided to recognize the effect of temporary differences between tax and financial reporting. Deferred income tax assets and liabilities consist of the following:

	Fiscal Year
	2013	2012
Deferred tax liability:
Intangible asset	$(141,000)	$(636,000)
Foreign withholding liability	(1,478,000)	(1,170,000)
Foreign unremitted earnings	(3,276,000)	(3,478,000)
Deferred tax assets:
Federal net operating loss carryforwards	15,322,000	9,493,000
State net operating loss carryforwards	624,000	580,000
Foreign net operating loss carryforwards	3,202,000	3,028,000
Equity awards	1,666,000	1,111,000
Tax credits	5,657,000	5,267,000
Equipment	838,000	4,131,000
Investments	4,594,000	4,760,000
Other	3,365,000	3,582,000
Net deferred tax assets	30,373,000	26,668,000
Valuation allowance	(31,886,000)	(27,973,000)
	$(1,513,000)	$(1,305,000)
As of December 28, 2013, the Company has available for tax purposes federal net operating loss carryforwards (NOLs) of $43.7 million expiring through 2032. The Company has recognized a full valuation allowance on its net deferred tax assets as the Company has concluded that such assets are not more likely than not to be realized. The $3.7 million increase in valuation allowance during fiscal year 2013 was primarily due to net operating losses generated of $8.6 million and the sale of III-V assets. The change in valuation allowance during fiscal year 2012 was due to net operating losses generated of $6.0 million and significant equipment disposals of $2.0 million. The Company has not historically recorded, nor does it intend to record the tax benefits from stock awards until realized. Unrecorded benefits from stock awards approximated $10.1 million at December 28, 2013.
The Company has suspended operations and terminated the majority of employees at its Korean subsidiary, Kowon. The assets, primarily buildings and land, have been put up for sale. It is more likely than not that the Company's share of the net book value of its Korean investment would be repatriated to the U.S. resulting in a Korean withholding tax of $1.5 million. As a result of the Company no longer being permanently reinvested in Korea, a deferred tax liability for the outside basis in the Korean subsidiary has been booked for $3.3 million.

In September 2013, the U.S. Department of the Treasury and the Internal Revenue Service released final regulations relating to guidance on applying tax rules to amounts paid to acquire, produce or improve tangible personal property as well as rules for materials and supplies. The Company is currently assessing these rules and the impacts to the financial statements, if any.
The Company’s income tax returns have not been examined by the Internal Revenue Service and are subject to examination for all years since 2001. State income tax returns are generally subject to examination for a period of three to five years after filing of the respective return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states.
International jurisdictions have statutes of limitations generally ranging from three to seven years after filing of the respective return. Years still open to examination by tax authorities in major jurisdictions include Korea (2006 onward), Japan

KOPIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(2006 onward), Hong Kong (2008 onward) and United Kingdom (2011 onward). The Company is not currently under examination in these jurisdictions.
11.    Accrued Warranty
The Company warrants its products against defect for 12 months. A provision for estimated future costs and estimated returns for credit relating to warranty is recorded in the period when product is shipped and revenue recognized, and is updated as additional information becomes available. The Company’s estimate of future costs to satisfy warranty obligations is based primarily on historical warranty expense experienced and a provision for potential future product failures. Changes in the accrued warranty for fiscal years 2013 and 2012 are as follows:

	Fiscal Year Ended
	December 28, 2013	December 29, 2012
Beginning Balance	$716,000	$1,318,000
Additions	798,000	1,777,000
Claim and reversals	(798,000)	(2,229,000)
Reclassified to current liabilities held for sale	—	(150,000)
Ending Balance	$716,000	$716,000
12.    Employee Benefit Plan
The Company has an employee benefit plan pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended. In 2013, the plan allowed employees to defer an amount of their annual compensation up to a current maximum of $17,000 if they are under the age of 50 and $22,500 if they are over the age of 50. The Company matches 50% of all deferred compensation on the first 3% of each employee’s deferred compensation. The amount charged to operations in connection with this plan was approximately $146,000, $210,000 and $229,000 in fiscal years 2013, 2012 and 2011, respectively.
13.    Commitments and Contingencies
Leases
The Company leases facilities located in Westborough, Massachusetts, Santa Clara, California, Scotts Valley, California, Dalgety Bay, Scotland and Nottingham, United Kingdom, under non-cancelable operating leases. The Westborough lease expires in 2023. The Santa Clara lease expires in 2016. The Scotts Valley lease expires in November 2014. The Dalgety Bay lease expires in 2016. The Company also leases two facilities in Nottingham, United Kingdom which expire in 2016 and 2017. Substantially all real estate taxes, insurance and maintenance expenses under these leases are the Company’s obligations and are expensed as incurred and were immaterial. The following is a schedule of minimum rental commitments under non-cancelable operating leases at December 28, 2013:

Fiscal Year ending,	Amount
2014	$1,266,000
2015	1,177,000
2016	836,000
2017	665,000
2018	641,000
Thereafter	2,768,000
Total minimum lease payments	$7,353,000
Amounts incurred under operating leases are recorded as rent expense on a straight-line basis and aggregated approximately $1.3 million in fiscal year 2013, $0.8 million in fiscal year 2012 and $1.1 million in fiscal year 2011.
Other Agreements

KOPIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has entered into various license agreements which require payment of royalties based upon a set percentage of product sales, subject in some cases, to certain minimum amounts. Total royalty expense approximated $20,000, $18,000 and $18,000, respectively, in fiscal years 2013, 2012 and 2011.

The Company received a $3.0 million grant in fiscal year 2008 from the Commonwealth of Massachusetts as an incentive to retain jobs in Massachusetts. As a result of the sale of the III-V product line the Company repaid all of such amounts to the state in 2013.
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
15.    Segments and Geographical Information
The Company’s chief operating decision maker is its Chief Executive Officer. During the year ended December 28, 2013, the Company transferred the manufacturing operations of Kowon to the Company's manufacturing facility in the United States and sold its III-V product line including, its investment in KTC. As a result of these transactions, the Company has reorganized its operations to align with its new strategy to primarily focus on developing its wearable computing systems and its reflective display products. Accordingly, the Company has determined it has two reportable segments, FDD, the manufacturer of its reflective display products for test and simulation products, and Kopin, which is comprised of Kopin Corporation, Kowon, Ikanos and eMDT. The segment information for the prior periods presented has been recast to reflect the change in reportable segments.

	Kopin	FDD	Total
2013
Revenues	$19,883	$3,014	$22,898
Net income (loss) attributable to the controlling interest	(2,003)	(2,707)	(4,710)
Total assets from continuing operations	143,953	2,179	146,132
Long-lived assets from continuing operations	5,488	547	6,035
2012
Revenues	$31,879	$2,763	$34,642
Net (loss) income attributable to the controlling interest	(17,067)	(4,083)	(21,150)
Total assets from continuing operations	134,375	4,202	138,577
Long-lived assets from continuing operations	7,728	758	8,486
2011
Revenues	$59,785	$4,874	$64,659
Net income (loss) attributable to the controlling interest	244	(6,878)	(6,634)
Total assets from continuing operations	187,215	6,657	193,872
Long-lived assets from continuing operations	31,331	1,038	32,369

KOPIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Geographical revenue information for the three years ended December 28, 2013, December 29, 2012 and December 31, 2011 was based on the location of the customers and is as follows:

	Fiscal Year
	2013		2012		2011
	Revenue	% of Total	Revenue	% of Total	Revenue	% of Total
US	$11,927,000	53%	$25,356,000	73%	$48,707,000	75%
Other Americas	230,000	1%	93,000	—%	632,000	1%
Total Americas	12,157,000	54%	25,449,000	73%	49,339,000	76%
Asia-Pacific	8,292,000	36%	7,132,000	21%	12,300,000	19%
Europe	2,449,000	10%	2,061,000	6%	3,020,000	5%
Total Revenues	$22,898,000	100%	$34,642,000	100%	$64,659,000	100%

Long-lived assets by geographic area are as follows:

	Fiscal Years
	2013	2012
United States of America	$3,050,000	$4,840,000
United Kingdom	795,000	1,072,000
Republic of Korea	2,190,000	2,574,000
	$6,035,000	$8,486,000
16.    Selected Quarterly Financial Information (Unaudited)
The following tables present Kopin’s quarterly operating results for the fiscal years ended December 28, 2013 and December 29, 2012. The information for each of these quarters is unaudited and has been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, all necessary adjustments, consisting only of normal recurring adjustments, have been included to present fairly the unaudited consolidated quarterly results when read in conjunction with Kopin’s audited consolidated financial statements and related notes. These operating results are not necessarily indicative of the results of any future period.
Quarterly Periods During Fiscal Year Ended December 28, 2013:

	Three months ended March 30, 2013	Three months ended June 29, 2013	Three months ended September 28, 2013	Three months ended December 28, 2013 (3)
	(In thousands, except per share data)
Revenue	$6,319	$6,079	$4,950	$5,550
Gross profit (2)	$(396)	$(595)	$267	$645
(Loss) income from continuing operations	$1,168	$(8,062)	$(9,015)	$(9,844)
Net loss attributable to the controlling interest	$21,634	$(7,910)	$(8,771)	$(9,660)
Net loss per share from continuing operations (1):
Basic	$0.34	$(0.13)	$(0.14)	$(0.16)
Diluted	$0.34	$(0.13)	$(0.14)	$(0.16)
Shares used in computing net loss per share from continuing operations:
Basic	63,936	62,492	63,542	61,529
Diluted	63,936	62,492	63,542	61,529

KOPIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	Net income (loss) per share is computed independently for each of the quarters presented; accordingly, the sum of the quarterly net income per share may not equal the total computed for the year.

(2)	Gross profit is defined as net product revenue less cost of product revenues.

(3)
Includes $4.0 million impact in loss from continuing operations and net loss attributable to the controlling interest attributable to the impairment of intangibles and write off of investments for the three month period ended December 28, 2013, as described in Notes 4 and 6.

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
March 17, 2014

KOPIN CORPORATION

By:	/s/ JOHN C.C. FAN
John C.C. Fan Chairman of the Board, Chief Executive Officer, President and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN C.C. FAN	Chairman of the Board, Chief Executive Officer, President and Director (Principal Executive Officer)	March 17, 2014
John C.C. Fan

/s/ JAMES BREWINGTON	Director	March 17, 2014
James Brewington

/s/ DAVID E. BROOK	Director	March 17, 2014
David E. Brook

/s/ MORTON COLLINS	Director	March 17, 2014
Morton Collins

/s/ ANDREW H. CHAPMAN	Director	March 17, 2014
Andrew H. Chapman

	Director	March 17, 2014
Chi Chia Hsieh

/s/ MICHAEL J. LANDINE	Director	March 17, 2014
Michael J. Landine

/s/ RICHARD A. SNEIDER	Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)	March 17, 2014
Richard A. Sneider

KOPIN CORPORATION
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
Fiscal Years Ended December 28, 2013, December 29, 2012 and December 31, 2011

Description	Balance at Beginning of Year	Additions Charged to Income	Deductions from Reserve	Balance at End of Year
Reserve deducted from assets—allowance for doubtful accounts:
2011	$737,000	$182,000	$(406,000)	$513,000
2012	513,000	139,000	(341,000)	311,000
2013	311,000	19,000	(128,000)	202,000

INDEX TO EXHIBITS

Exhibits		Sequential page number
3.1	Amended and Restated Certificate of Incorporation	(2)
3.2	Amendment to Certificate of Incorporation	(5)
3.3	Amendment to Certificate of Incorporation	(5)
3.4	Fourth Amended and Restated By-laws	(8)
4	Specimen Certificate of Common Stock	(1)
10.1	Form of Employee Agreement with Respect to Inventions and Proprietary Information	(1)
10.5	Kopin Corporation 2001 Equity Incentive Plan	(7)	*
10.6	Kopin Corporation 2001 Equity Incentive Plan Amendment	(9)	*
10.7	Kopin Corporation 2001 Equity Incentive Plan Amendment	(10)	*
10.8	Kopin Corporation 2001 Equity Incentive Plan Amendment	(11)	*
10.9	Kopin Corporation 2001 Equity Incentive Plan Amendment	(13)	*
10.10	Kopin Corporation 2001 Supplemental Equity Incentive Plan	(6)	*
10.11	Form of Key Employee Stock Purchase Agreement	(1)	*
10.12	License Agreement by and between the Company and Massachusetts Institute of Technology dated April 22, 1985, as amended	(1)
10.13	Facility Lease, by and between the Company and Massachusetts Technology Park Corporation, dated October 15, 1993	(3)
10.14	Joint Venture Agreement, by and among the Company, Kowon Technology Co., Ltd., and Korean Investors, dated as of March 3, 1998	(4)
10.15	Seventh Amended and Restated Employment Agreement between the Company and Dr. John C.C. Fan, dated as of December 8, 2010	(16)
10.16	Kopin Corporation Form of Stock Option Agreement under 2001 and 2010 Equity Incentive Plans	(12)	*
10.17	Kopin Corporation 2001 and 2010 Equity Incentive Plan Form of Restricted Stock Purchase Agreement	(12)	*
10.18	Kopin Corporation Fiscal Year 2012 Incentive Bonus Plan	*
10.20	Kopin Corporation 2010 Equity Incentive Plan	(15)
10.21	Purchase Agreement, dated January 10, 2013, by and among Kopin Corporation, IQE KC, LLC and IQE plc	(17)
21.1	Subsidiaries of Kopin Corporation
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibits		Sequential page number
32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive (Loss), (iv) Consolidated Statements of Stockholder's Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text

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

(1)	Filed as an exhibit to Registration Statement on Form S-1, File No. 33-45853, and incorporated herein by reference.
(2)	Filed as an exhibit to Registration Statement on Form S-1, File No. 33-57450, and incorporated herein by reference.
(3)	Filed as an exhibit to Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference.
(4)	Filed as an exhibit to Annual Report on Form 10-Q for the quarterly period ended June 27, 1998 and incorporated herein by reference.
(5)	Filed as an exhibit to Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2000 and incorporated herein by reference.
(6)	Filed as an exhibit to Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2000 and incorporated herein by reference.
(7)	Filed as an appendix to Proxy Statement filed on April 20, 2001 and incorporated herein by reference.
(8)	Filed as an exhibit to Current Report on Form 8-K filed on December 12, 2008 and incorporated herein by reference.
(9)	Filed as an exhibit to Current Report on Form 8-K filed on December 12, 2008 and incorporated herein by reference.
(10)	Filed as an exhibit to Registration Statement on Form S-8 filed on March 15, 2004 and incorporated herein by reference.
(11)	Filed as an exhibit to Registration Statement on Form S-8 filed on May 10, 2004 and incorporated herein by reference.
(12)	Filed as an exhibit to Annual Report on Form 10-K for the fiscal year ended December 25, 2004 and incorporated herein by reference.
(13)	Filed as an exhibit to Registration Statement on Form S-8 filed on April 15, 2008 and incorporated herein by reference.
(14)	Filed as an exhibit to Annual Report on Form 10-K for the fiscal year ended December 26, 2009 and incorporated by reference herein.
(15)	Filed with the Company's Definitive Proxy Statement on Schedule 14 filed as of April 5, 2013 and incorporated by reference herein.
(16)	Filed as an exhibit to Annual Report on Form 10-K for the fiscal year ended December 25, 2010 and incorporated by reference herein.
(17)	Filed as an exhibit to Current Report on Form 8-K on January 10, 2013 and incorporated by reference herein.