Form 10-Q
period 2014-03-29
KOPIN CORP
filed 2014-05-08
CIK 771266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2014
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
Indicate the number of shares outstanding of each issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 2, 2014
Common Stock, par value $.01	65,966,655

Kopin Corporation

Part 1: FINANCIAL INFORMATION

Item 1:	Condensed Consolidated Financial Statements (Unaudited)
KOPIN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 29, 2014	December 28, 2013
ASSETS
Current assets:
Cash and equivalents	$14,811,610	$16,756,666
Marketable debt securities, at fair value	91,334,212	95,972,535
Accounts receivable, net of allowance of $187,000 and $202,000 in 2014 and 2013, respectively	2,367,728	2,388,461
Inventory	2,361,018	3,078,055
Prepaid taxes	273,587	233,642
Prepaid expenses and other current assets	563,570	1,178,643
Total current assets	111,711,725	119,608,002
Property, plant and equipment, net	5,350,375	6,034,963
Goodwill	1,022,399	1,016,132
Intangible assets, net	1,342,337	1,581,502
Other assets	2,783,726	3,024,458
Notes receivable	14,883,334	14,866,666
Total assets	$137,093,896	$146,131,723
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,147,886	$3,868,865
Accrued payroll and expenses	1,384,419	1,436,391
Accrued warranty	716,000	716,000
Billings in excess of revenue earned	665,172	547,681
Other accrued liabilities	2,545,953	3,157,394
Deferred tax liabilities	1,390,761	1,512,771
Total current liabilities	10,850,191	11,239,102
Asset retirement obligations	332,502	329,435
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $.01 per share: authorized, 3,000 shares; none issued	—	—
Common stock, par value $.01 per share: authorized, 120,000,000 shares; issued 77,976,881 shares in 2014 and 77,567,631 shares in 2013; outstanding 62,525,475 shares in 2014 and 62,560,946 shares in 2013	746,278	745,935
Additional paid-in capital	321,941,313	320,511,458
Treasury stock (12,102,258 and 12,032,537 shares in 2014 and 2013, respectively, at cost)	(42,741,551)	(42,442,932)
Accumulated other comprehensive income	2,801,837	3,441,997
Accumulated deficit	(156,837,627)	(147,703,211)
Total Kopin Corporation stockholders’ equity	125,910,250	134,553,247
Noncontrolling interest	953	9,939
Total stockholders’ equity	125,911,203	134,563,186
Total liabilities and stockholders’ equity	$137,093,896	$146,131,723

See notes to condensed consolidated financial statements

KOPIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 29, 2014	March 30, 2013
Revenues:
Net component revenues	$4,227,760	$5,568,023
Research and development revenues	467,010	751,061
	4,694,770	6,319,084
Expenses:
Cost of component revenues	4,225,449	5,964,409
Research and development	5,086,284	4,247,556
Selling, general and administration	4,996,802	5,749,113
	14,308,535	15,961,078
Loss from operations	(9,613,765)	(9,641,994)
Other income and expense:
Interest income	238,172	310,437
Other income, net	59,828	(177,168)
Foreign currency transaction gains	181,751	220,708
Impairment of cost based investment	—	(2,485,393)
	479,751	(2,131,416)
Loss before benefit for income taxes, equity loss in unconsolidated affiliate and net (income) loss attributable to noncontrolling interest	(9,134,014)	(11,773,410)
Tax benefit	143,000	13,040,000
(Loss) income before equity loss in unconsolidated affiliate and net (income) loss attributable to noncontrolling interest	(8,991,014)	1,266,590
Equity loss in unconsolidated affiliate	(102,305)	(99,088)
(Loss) income from continuing operations	(9,093,319)	1,167,502
Income from discontinued operations, net of tax	—	20,196,888
Net (loss) income	(9,093,319)	21,364,390
Net (income) loss attributable to the noncontrolling interest	(41,097)	269,419
Net (loss) income attributable to the controlling interest	$(9,134,416)	$21,633,809
Net (loss) income per share
Basic:
Continuing operations	$(0.15)	$0.02
Discontinued operations	$—	$0.32
Net (loss) income per share	$(0.15)	$0.34
Diluted:
Continuing operations	$(0.15)	$0.02
Discontinued operations	$—	$0.32
Net (loss) income per share	$(0.15)	$0.34
Weighted average number of common shares
Basic	62,530,202	63,935,508
Diluted	62,530,202	63,935,508
See notes to condensed consolidated financial statements

KOPIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	Three months ended
	March 29, 2014	March 30, 2013
Net (loss) income	$(9,093,319)	$21,364,390
Other comprehensive (loss) income:
Foreign currency translation adjustments	(859,599)	(611,719)
Unrealized holding gain on marketable securities	183,441	201,192
Reclassifications of gains in net (loss) income	(14,085)	(3,282)
Other comprehensive loss	$(690,243)	$(413,809)
Comprehensive (loss) income	$(9,783,562)	$20,950,581
Comprehensive gain attributable to the noncontrolling interest	8,986	317,179
Comprehensive (loss) income attributable to controlling interest	$(9,774,576)	$21,267,760
See notes to condensed consolidated financial statements

KOPIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Kopin Corporation Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance, December 28, 2013	74,593,483	$745,935	$320,511,458	$(42,442,932)	$3,441,997	$(147,703,211)	$134,553,247	$9,939	$134,563,186
Stock-based compensation	—	—	1,301,757	—	—	—	1,301,757	—	1,301,757
Other comprehensive loss	—	—	—	—	(640,160)	—	(640,160)	(50,083)	(690,243)
Exercise of stock options	34,250	343	128,098	—	—	—	128,441	—	128,441
Treasury stock purchases	—	—	—	(298,619)	—	—	(298,619)	—	(298,619)
Net loss	—	—	—	—	—	(9,134,416)	(9,134,416)	41,097	(9,093,319)
Balance, March 29, 2014	74,627,733	$746,278	$321,941,313	$(42,741,551)	$2,801,837	$(156,837,627)	$125,910,250	$953	$125,911,203
See notes to condensed consolidated financial statements

KOPIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
	March 29, 2014	March 30, 2013
Cash flows from operating activities:
Net (loss) income	$(9,093,319)	$21,364,390
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	932,974	1,095,202
Amortization of premium or discount on marketable debt securities	17,300	(29,025)
Stock-based compensation	1,126,957	1,505,832
Loss in unconsolidated affiliate	102,305	99,088
Impairment of cost based investment	—	2,485,393
Gain from sale of III-V product line	—	(33,452,176)
Deferred income taxes	(122,359)	40,700
Foreign currency gains	(157,642)	(201,532)
Change in allowance for bad debt	14,679	(18,508)
Other non-cash items	233,078	189,224
Changes in assets and liabilities:
Accounts receivable	122,945	3,595,929
Inventory	487,156	1,100,241
Prepaid expenses and other current assets	578,444	288,901
Accounts payable and accrued expenses	(504,810)	(1,177,857)
Billings in excess of revenue earned	117,491	(155,476)
Net cash used in operating activities	(6,144,801)	(3,269,674)
Cash flows from investing activities:
Proceeds from sale of marketable debt securities	13,267,391	6,604,744
Purchase of marketable debt securities	(8,444,398)	(39,720,697)
Proceeds from sale of III-V product line	—	55,000,000
Purchases of cost based investments	—	(2,750,278)
Other assets	(14,127)	—
Capital expenditures	(444,372)	(307,930)
Net cash provided by investing activities	4,364,494	18,825,839
Cash flows from financing activities:
Treasury stock purchases	(298,619)	—
Purchase of noncontrolling interest in Kowon	—	(3,662,400)
Proceeds from exercise of stock options	128,441	—
Settlement of restricted stock for tax withholding obligations	—	(11,449)
Net cash used in financing activities	(170,178)	(3,673,849)
Effect of exchange rate changes on cash	5,429	(165,767)
Net (decrease) increase in cash and equivalents	(1,945,056)	11,716,549
Cash and equivalents:
Beginning of period	16,756,666	27,135,387
End of period	$14,811,610	$38,851,936
Supplemental disclosure of cash flow information:
Income taxes paid	$57,100	$113,700
Supplemental schedule of noncash investing activities:
Construction in progress included in accrued expenses	$232,000	$—
Non-cash proceeds from sale of III-V product line	$—	$14,800,000

See notes to condensed consolidated financial statements

KOPIN CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. BASIS OF PRESENTATION
The accompanying condensed consolidated financial statements include the accounts of Kopin Corporation, its wholly-owned subsidiaries, Kowon Technology Co., Ltd. (Kowon), a majority owned (93%) subsidiary located in Korea, Ikanos Consulting Ltd. (Ikanos) a majority owned (58%) subsidiary located in the United Kingdom and eMDT America Inc. (eMDT), a majority owned (51%) subsidiary located in California (collectively, the “Company”). Ownership interests of Kowon, Ikanos and eMDT not attributable to the Company are referred to as noncontrolling interests. All intercompany transactions and balances have been eliminated. The condensed consolidated financial statements for the three months ended March 29, 2014 and March 30, 2013 are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. These condensed consolidated financial statements should be read in conjunction with the Company’s financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 28, 2013.
During the first quarter of 2013, the Company paid approximately $3.7 million to acquire an additional 15% ownership in its Kowon subsidiary from the minority shareholders, as part of the Company's plan to close Kowon. As of March 29, 2014 and December 28, 2013, the sale of the facility does not meet the criteria for assets held for sale based on the anticipated time to sell the facility.
The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for any other interim period or for a full fiscal year.
During the three months ended March 29, 2014, the change in the Company's accumulated other comprehensive income was the net of $(0.9) million foreign currency translation adjustment and $0.2 million unrealized holding gains on marketable securities.

2. Discontinued Operations
On January 16, 2013 (the Closing Date), the Company sold its III-V product line, including all of the outstanding equity interest in KTC Wireless, LLC, a wholly owned subsidiary of the Company, to IQE KC, LLC and IQE plc pursuant to a Purchase Agreement (the Purchase Agreement) entered into on January 10, 2013, for a net purchase price of $70.2 million and the gain on the sale, net of tax, was $20.4 million. Under the terms of the Purchase Agreement, $55 million was paid to the Company in January 2013, $0.2 million was paid in April 2013 and the remaining $15.0 million will be paid to the Company on the third anniversary of the Closing Date. The Company has recorded the $15.0 million receivable at the discounted value of $14.8 million, at the date of disposition. The Company is accreting this balance over the three year period.
The operating results of the III-V product line prior to the sale are reported within income from discontinued operations, net of tax, in the consolidated statement of operations.
The following table summarizes the results from discontinued operations (in millions) for the three months ended March 30, 2013:

March 30, 2013
Net product and research and development revenues	$2.3
Loss from discontinued operations before income taxes	(0.2)
Provision for income taxes on discontinued operations	—
Discontinued operations, net of tax	$(0.2)
Gain on sale, net of $13.1 million of tax	20.4
Income from discontinued operations, net of tax	$20.2

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
The Company uses the specific identification method as a basis for determining cost and calculating realized gains and losses with respect to marketable debt securities. The gross gains and losses realized related to sales and maturities of marketable debt securities were not material during the three months ended March 29, 2014 and the year ended December 28, 2013.
Investments in available-for-sale marketable debt securities are as follows at March 29, 2014 and December 28, 2013:

	Amortized Cost		Unrealized Gains		Unrealized Losses		Fair Value
	2014	2013	2014	2013	2014	2013	2014	2013
U.S. government and agency backed securities	$73,883,903	$68,970,505	$—	$—	$(383,800)	$(686,113)	$73,500,103	$68,284,392
Corporate debt and certificates of deposit	17,883,490	27,767,513	—	—	(49,381)	(79,370)	17,834,109	27,688,143
Total	$91,767,393	$96,738,018	$—	$—	$(433,181)	$(765,483)	$91,334,212	$95,972,535
The contractual maturity of the Company’s marketable debt securities is as follows at March 29, 2014:

	Less than One year	One to Five years	Greater than Five years	Total
U.S. government and agency backed securities	$19,652,512	$43,598,521	$10,249,070	$73,500,103
Corporate debt and certificates of deposit	14,382,597	2,467,762	983,750	17,834,109
Total	$34,035,109	$46,066,283	$11,232,820	$91,334,212
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
The Company further estimates the amount of OTTI resulting from a decline in the credit worthiness of the issuer (credit-related OTTI) and the amount of non credit-related OTTI. Noncredit-related OTTI can be caused by such factors as market illiquidity. Credit-related OTTI is recognized in earnings while noncredit-related OTTI on securities not expected to be sold is recognized in other comprehensive loss. The Company did not record an OTTI for the three months ended March 29, 2014 and March 30, 2013.

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
The following table details the fair value measurements of the Company’s financial assets:

		Fair Value Measurement March 29, 2014 Using:
		Level 1	Level 2	Level 3
Money Markets, Cash and Equivalents	$14,811,610	$14,811,610	$—	$—
U.S. Government Securities	73,500,103	25,013,792	48,486,311	—
Corporate Debt	4,709,186	—	4,709,186	—
Certificates of Deposit	13,124,923	—	13,124,923	—
Vuzix Corporation	1,293,773	1,293,773	—	—
	$107,439,595	$41,119,175	$66,320,420	$—

		Fair Value Measurement December 28, 2013 Using:
		Level 1	Level 2	Level 3
Money Markets, Cash and Equivalents	$16,756,666	$16,756,666	$—	$—
U.S. Government Securities	68,284,392	16,542,003	51,742,389	—
Corporate Debt	12,984,331	—	12,984,331	—
Certificates of Deposit	14,703,812	—	14,703,812	—
Vuzix Corporation	1,433,102	1,433,102	—	—
	$114,162,303	$34,731,771	$79,430,532	$—

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
5. INVENTORY
Inventory is stated at the lower of cost (determined on the first-in, first-out) or market and consists of the following at March 29, 2014 and December 28, 2013:

	March 29, 2014	December 28, 2013
Raw materials	$1,330,043	$1,441,569
Work-in-process	811,110	1,003,540
Finished goods	219,865	632,946
	$2,361,018	$3,078,055

6. NET (LOSS) INCOME PER SHARE
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
Weighted average common shares outstanding used to calculate earnings per share are as follows:

	Three Months Ended
	March 29, 2014	March 30, 2013
Weighted average common shares outstanding-basic	62,530,202	63,935,508
Stock options and non-vested restricted common stock	—	—
Weighted average common shares outstanding-diluted	62,530,202	63,935,508
The following were not included in weighted average common shares outstanding-diluted because they are anti-dilutive or performance or market conditions had not been met at the end of the period.

	March 29, 2014	March 30, 2013
Non-vested restricted common stock	3,349,148	2,411,048
Stock options	524,600	981,505
Total	3,873,748	3,392,553
Not included in weighted average common shares outstanding-diluted are the warrants to purchase 200,000 shares of the Company’s common stock for $3.49 per share.

7. STOCK-BASED COMPENSATION
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
During the quarter ended March 29, 2014, the 2010 Equity Plan has been amended to increase the number of authorized shares by 1.9 million.
A summary of award activity under the stock option plans as of March 29, 2014 and changes during the three month period is as follows (all options were vested as of March 29, 2014):

	Three months ended March 29, 2014
	Shares	Weighted Average Exercise Price
Balance, December 28, 2013	558,850	$5.09
Options forfeited/canceled	—	—
Options exercised	(34,250)	3.75
Balance, all exercisable, March 29, 2014	524,600	$5.18
The following table summarizes information about stock options outstanding and exercisable at March 29, 2014:

	Options Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding and Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$ 3.15—$ 3.50	130,000	1.00	$3.49
$ 3.75—$ 5.00	294,600	1.00	4.29
$10.00	100,000	1.00	10.00
	524,600	1.00	$5.18
Aggregate intrinsic value on March 29, 2014	$32,950
The Company has issued warrants to purchase 200,000 shares of the Company’s common stock for $3.49 per share.
Non-Vested Restricted Common Stock
A summary of the activity for non-vested restricted common stock awards as of March 29, 2014 and changes during the three month period is presented below:

	Shares	Weighted Average Grant Fair Value
Balance, December 28, 2013	2,974,148	$4.25
Granted	375,000	4.44
Forfeited	—	—
Vested	—	—
Balance, March 29, 2014	3,349,148	$4.27
Included within the non-vested restricted common stock table above is 50,000 awards granted for which the performance conditions have yet to be determined and therefore a grant date has not yet been established for the award.  No stock based compensation expense has been recorded relating to this award during the period ended March 29, 2014.

Stock-Based Compensation
The following table summarizes stock-based compensation expense within each of the categories below as it relates to non-vested restricted common stock awards for the three months ended March 29, 2014 and March 30, 2013 (no tax benefits were recognized):

	Three Months Ended
	March 29, 2014	March 30, 2013
Cost of component revenues	$230,333	$54,103
Research and development	332,463	52,615
Selling, general and administrative	564,161	1,399,114
Total	$1,126,957	$1,505,832
Unrecognized compensation expense for non-vested restricted common stock as of March 29, 2014 totaled $6.9 million and is expected to be recognized over a weighted average period of 2 years.
8. OTHER ASSETS AND NOTE RECEIVABLE
The Company has an approximate 12% ownership interest in KoBrite at March 29, 2014. The Company accounts for its interest using the equity method and at March 29, 2014 the carrying value of the investment was $1.3 million. One of the Company’s directors is a member of the Board of Directors of Bright LED, principal investor of KoBrite.
Summarized income statements for KoBrite for the three month periods ended March 29, 2014 and March 30, 2013 are as follows. KoBrite's results are recorded one quarter in arrears and therefore KoBrite's results included in the three month periods ended March 29, 2014 and March 30, 2013 are for the three month periods ended December 28, 2013 and December 29, 2012, respectively.

	Three Months Ended
	March 29, 2014	March 30, 2013
Revenue	$877,000	$1,063,000
Gross margin	(519,000)	(565,000)
Loss from operations	(1,001,000)	(987,000)
Net loss	(872,000)	(844,000)
The Company has recorded a $14.9 million note receivable resulting from the sale of its III-V product line and its investment in KTC which is due January 16, 2016. The receivable is collateralized by certain assets of the buyer of III-V product line. The buyer has outstanding debt and the repayment of the receivable is subject to the buyer remaining within its debt compliance obligations at the time of repayment.
9. ACQUISITION OF eMDT
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
The unaudited pro forma financial results for the three month period ended March 30, 2013 combine the unaudited historical results of the Company along with the unaudited historical results of eMDT. The results include the effects of unaudited pro forma adjustments as if eMDT were acquired on December 30, 2012 (the first day of the Company's fiscal year 2013). There were no material nonrecurring pro forma adjustments in the calculation of revenue or earnings. The pro forma financial results presented below do not include any anticipated synergies or other expected benefits of the acquisition. These results are presented for informational purposes only and are not necessarily indicative of future operations.

March 30, 2013
Revenues	$6,524,000
Net income	$21,451,000
10. ACCRUED WARRANTY
The Company typically warrants its products against defect for 12 months. A provision for estimated future costs and estimated returns for credit relating to warranty is recorded in the period when product is shipped and revenue recognized, and is updated as additional information becomes available. The Company’s estimate of future costs to satisfy warranty obligations is based primarily on historical warranty expense experienced and a provision for potential future product failures. Changes in the accrued warranty for the three months ended March 29, 2014 are as follows:

Balance, December 28, 2013	$716,000
Additions	143,000
Claim and reversals	(143,000)
Balance, March 29, 2014	$716,000
11. INCOME TAXES
The Company’s tax benefit of approximately $143,000 for the three months ended March 29, 2014 represents a reduction in estimated foreign withholding taxes due on an international subsidiary. The Company's tax benefit of approximately $13.0 million for the three months ended March 30, 2013, represents an intraperiod tax allocation related to the Company's discontinued operations.
For the three months ended March 30, 2013, discontinued operations reflects the gain on the sale of the III-V product line and investment in KTC. The Company has federal net operating loss carryforwards which may be used to offset the gain on the sale of the III-V product line and investment in KTC. The federal tax benefit from the utilization of the net operating losses is shown in the Company's tax provision in the condensed consolidated statement of operations.

In accordance with U.S. GAAP, intraperiod tax allocation provisions require allocation of a tax expense to the gain on discontinued operations based upon the Company's statutory tax rate. The Company has net operating loss (NOL) carryforwards available to offset the tax expense. The benefit of these NOLs is reflected in the tax benefit from continuing operations. Accordingly, the Company recorded a tax expense in discontinued operations and a benefit in continuing operations of approximately $13.0 million in 2013.
As of March 29, 2014, the Company has available for tax purposes U.S. federal NOLs of $51.0 million expiring through 2033. The Company has recognized a full valuation allowance on its domestic and certain foreign net deferred tax assets due to the uncertainty of realization of such assets. The Company has not historically recorded, nor does it intend to record the tax benefits from stock awards until realized. Unrecorded benefits from stock awards approximate $10.1 million.
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
12. SEGMENTS AND GEOGRAPHICAL INFORMATION
The Company’s chief operating decision maker is its Chief Executive Officer. The Company has determined it has two reportable segments, FDD, the manufacturer of its reflective display products for test and simulation products, and Kopin, which is comprised of Kopin Corporation, Kowon, Ikanos and eMDT. The following table presents the Company’s reportable segment results (in thousands):

	Three Months Ended March 29, 2014
	Kopin	FDD	Total
2014
Revenues	$3,902	$793	$4,695
Net income (loss) attributable to the controlling interest	(8,624)	(510)	(9,134)
Total assets from continuing operations	135,080	2,014	137,094
Long-lived assets from continuing operations	4,927	423	5,350

	Three Months Ended March 30, 2013
	Kopin	FDD	Total
2013
Revenues	$5,523	$796	$6,319
Net income (loss) attributable to the controlling interest	22,231	(597)	21,634
Total assets from continuing operations	176,764	3,829	180,593
Long-lived assets from continuing operations	6,352	597	6,949

The Company recast the prior year balances to reflect the change in its reporting segments which occurred at December 28, 2013.
During the three month periods ended March 29, 2014 and March 30, 2013, the Company derived its sales from the following geographies (as a percentage of net revenues):

	Three Months Ended
	March 29, 2014	March 30, 2013
US	37%	63%
Others	—%	—%
Americas	37%	63%
Asia-Pacific	47%	27%
Europe	16%	10%
Total Revenues	100%	100%

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
Forward Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995, including, without limitation, statements made relating to our expectation that we will continue to pursue other U.S. government development contracts for applications that relate to our commercial product applications; our expectation that we will prosecute and defend our proprietary technology aggressively; our belief that it is important to retain personnel with experience and expertise relevant to our business; our belief that our products are targeted towards markets that are still developing and our competitive strength is creating new technologies; our belief that it is important to invest in research and development to achieve profitability even during periods when we are not profitable; our belief that we are a leading developer and manufacturer of advanced miniature displays; our belief that our products enable our customers to develop and market an improved generation of products; our belief that that the technical nature of our products and markets demands a commitment to close relationships with our customers; our belief that our Golden-i industrial reference design will provide for increased worker productivity, safety and improved manufacturing quality; our belief that our ability to develop and expand our wearable technologies and to market and license our wearable technologies will be important for our revenue growth and ability to achieve profitability and positive cash flow; the impact of the timing of development of the market segment for our wearable computing products on our ability to grow revenues; our expectation that we will incur significant development and marketing costs in fiscal year 2014 to commercialize the our wearable technologies; our statement that we may make equity investments in companies; our expectation that KoBrite will incur additional losses in the near term; our expectation that the operations at our Korean facility, Kowon, will cease and the cash and marketable debt securities held by Kowon will eventually be remitted back to the U.S.; our expectation that revenue will be between $18 million and $22 million for fiscal year 2014; our ability to forecast our revenues and operating results; our expectation that we will have a consolidated net loss in the range of $32 million to $40 million in fiscal year 2014; our expectation that excluding the effects of working capital and other investing and financing activities our cash usage will be between $28 million and $32 million to fund operations for fiscal year 2014; our expectation that the U.S. government will significantly reduce funding for programs through which we sell high margin military products; our inability to predict the amount of funding for research and development by the U.S. government;our belief that a strengthening of the U.S. dollar could increase the price of our products in foreign markets; the impact of new regulations relating to conflict minerals on customer demands and increased costs related to compliance with such regulations; our belief that our future success will depend primarily upon the technical expertise, creative skills and management abilities of our officers and key employees rather than on patent ownership; our belief that our extensive portfolio of patents, trade secrets and non-patented know-how provides us with a competitive advantage in the wearable technologies market; our belief that our ability to develop innovative products enhances our opportunity to grow within our targeted markets; our belief that continued introduction of new products in our target markets is essential to our growth; our expectation that our display products will benefit from further general technological advances in the design and production of integrated circuits and active matrix LCDs, resulting in further improvements in resolution and miniaturization; our belief that our manufacturing process offers greater miniaturization, reduced cost, higher pixel density, full color capability and lower power consumption compared to conventional active matrix LCD manufacturing approaches; our expectation not to pay cash dividends for the foreseeable future and to retain earnings for the development of our businesses; our expectation that we will expend between $2.0 million and $3.0 million on capital expenditures over the next twelve months; our expectation that competition will increase; our belief that small form factor displays will be a critical component in the development of advanced wireless communications systems; our belief that wireless handset makers are looking to create products that complement or eventually replace wireless handsets; our belief that general technological advances in the design and fabrication of integrated circuits, LCD technology and LCD manufacturing processes will allow us to continue to enhance our display product manufacturing process; our belief that continued introduction of new products in our target markets is essential to our growth; our belief that our available cash resources will support our operations and capital needs for at least the next twelve months; our expectation that we may be subject to alternative minimum taxes, foreign taxes and state income taxes in 2014; our expectation that the adoption of certain accounting standards will not have a material impact on our financial position or results of operations; our belief that our business is not disproportionately affected by climate change regulations; our belief that our operations have not been materially affected by inflation; and our belief that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations, and cash flows should not be material. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industries in which we operate, management's beliefs, and assumptions made by management. In addition, other written or oral statements, which constitute forward-looking statements, may be made by or on behalf of us. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “could”, “seeks”, “estimates”, and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements, whether as a result of new information, future events or otherwise. Factors that could cause or contribute to such differences in outcomes and results include, but are not limited to, those discussed below in Item 1A and those set forth in our other periodic filings filed with the Securities and Exchange Commission. Except as required by law, we do not intend to update any forward-looking statements even if new information becomes available or other events occur in the future.

Critical Accounting Policies
Management's discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. We continually evaluate our estimates used in the preparation of our financial statements, including those related to revenue recognition under the percentage of completion method, bad debts, inventories, warranty reserves, investment valuations, valuation of stock compensation awards and recoverability of deferred tax assets. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not apparent from other sources. Actual results will most likely differ from these estimates. Further detail regarding our critical accounting policies can be found in “Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 28, 2013.
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
We were incorporated in Delaware in 1984 and offer Kopin Wearable technology, a collection of component technologies and software which can be integrated to create headset reference designs which use voice as the user interface and through the use of wireless technologies can contact other users or information from the cloud. Our customers can license the reference design or purchase our components individually.
The headset reference designs range from a headset which resembles typical eyeglasses but include audio capabilities allowing the user to communicate with other users to our industrial headset reference design, called Golden-i, which includes an optical pod with one of our display products, a microprocessor, memory and various commercially available software packages that we license such as Microsoft Windows CE or Android, Nuance Dragon NaturallySpeaking, Ask Ziggy natural speech, and Hillcrest Labs motion control. All of our headset reference designs utilize operating system software we developed and include our proprietary noise cancellation technologies. Certain reference designs include an optical pod which allows the user to view information such as WEB data, technical diagrams, streaming video or face to face communication. When viewing schematics or similar documents the user is capable of zooming-in to see finer details or zooming out to see an entire system perspective. Some headset reference designs have a camera feature which enables the user to stream live video to a remote subject matter expert so that both the user and expert can analyze the issue at the same time.
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
The components we offer include micro displays, backlights, optic, and noise cancellation technologies. Our principal display products are miniature high density color or monochrome active matrix LCDs with resolutions which range from approximately 320 x 240 resolution to 2048 x 2048 resolution sold in either a transmissive or reflective format. We sell our displays individually, in an Electronic Viewfinder (EVF) which includes a single display, backlight and optics in a plastic housing or in a Higher-Level Assembly (HLA) which contain a display, light emitting diode based illumination, optics, and electronics in a sealed housing. EVFs are sold to commercial and industrial customers and HLA’s are specifically configured and sold to military customers.
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
We have three sources of revenues: component revenues are our primary source of revenues, research and development (R&D) revenues primarily from contracts issued by branches of the U.S. military and license revenues from our reference designs. To date our license revenues have been de minimis. For the three months ended March 29, 2014, R&D revenues were $0.5 million or 11% of total revenue. This contrasted with $0.8 million or 12% of total revenue, for the corresponding period in 2013.
 Results of Operations
The three month periods ended March 29, 2014 and March 30, 2013 are referred to as 2014 and 2013, respectively. The year ended period December 28, 2013 is referred to as fiscal year 2013.
Revenues. For the three month periods ended March 29, 2014 and March 30, 2013, our revenues, which include component sales and amounts earned from research and development contracts, were as follows (in millions):

	Three Months Ended
Display Revenues by Category	March 29, 2014	March 30, 2013
Military Applications	$1.0	3.0
Consumer Applications	0.8	1.5
Industrial Application	0.8	0.4
Wearable Applications	1.6	0.6
Research & Development	0.5	0.8
Total	$4.7	$6.3
Sales of our products for military applications and research and development revenues declined in 2014 because of reduced demand from the U.S. government. Our military products have higher profit margins than our other display products and have been a significant contributor to our overall profitability for the past several years. We are unable to predict the amount of funding for research and development by the U.S. government as it addresses its budget deficit issues. Consumer Applications primarily represents customers who purchase our display, lens and backlight products for digital still camera (DSC) applications. We believe the overall market for DSCs has been declining due to the increase in use of cameras in smartphones. Industrial application represents customers who purchase display products for use in equipment such as 3D metrology. The increase in Wearable Applications revenues in 2014 as compared to 2013 is as a result of both increased sales to existing customers and obtaining new customers. Wearable Applications represents sales of our components for products that are worn on the body for other than military applications.
We have developed headworn, voice and gesture controlled, hands-free cloud computing reference designs that have an optical pod with our microdisplay, a backlight and an optical lens. We refer to the headset reference designs and other technologies we've developed as Kopin Wearable technologies. We offer to license the headset reference designs and sell our components. To date licensing revenues have been di minimis and sales of our components are shown in the table above under Wearable Applications. We believe our ability to develop and expand the Kopin Wearable technologies and to market and license the Kopin Wearable technologies will be important for us to achieve revenue growth, positive cash flow and to achieve profitability. This is the first product that we have developed that has a significant software component. The markets the Kopin Wearable technologies can be used in already have a number of existing product offerings such as ruggedized lap-top computers and tablets. The companies that offer these products are significantly larger than we are. We expect to incur significant development and marketing costs in 2014 to commercialize the Kopin Wearable technologies. We currently expect to have revenues of between $18 million and $22 million for fiscal year 2014, however our ability to forecast revenues derived from Kopin Wearable technologies, which may significantly impact our results of operations, is very limited. We currently expect to have a consolidated net loss in the range of $32 million to $40 million in 2014 and, excluding the impact of the effects of working capital and other investing and financing activities, we expect cash usage between $28 million and $32 million to fund operations for fiscal 2014.
We have provided estimated 2014 revenue and net loss ranges in order for the investor to understand the impact of expected changes in our business in 2014 as compared to 2013. However, we believe we have an opportunity to position ourselves in the growing wearable cloud computing market and therefore our primary focus in 2014 is on developing technology and products and establishing relationships, and not necessarily achieving revenue, net loss or any other particular financial metric. Accordingly, our 2014 net losses may exceed our current estimates.
International sales represented 63% and 37% of product revenues for the three months ended March 29, 2014 and March 30, 2013, respectively. Our international sales are primarily denominated in U.S. currency. Consequently, a strengthening of the U.S. dollar could increase the price in local currencies of our products in foreign markets and make our products relatively more expensive than competitors' products that are denominated in local currencies, leading to a reduction in sales or profitability in those foreign markets. In addition, our Korean subsidiary, Kowon, holds U.S. dollars. As a result, our financial position and results of operations are subject to exchange rate fluctuation in transactional and functional currency. We have not taken any protective measures against exchange rate fluctuations, such as purchasing hedging instruments with respect to such fluctuations, because of the historically stable exchange rate between the Japanese yen, Korean won and the U.S. dollar.

Cost of Component Revenues.

	Three Months Ended
	March 29, 2014	March 30, 2013
Cost of component revenues (in millions):	$4.2	$6.0
Cost of component revenues as a % of net component revenues	100.0%	107.1%
Cost of component revenues, which is comprised of materials, labor and manufacturing overhead related to the production of our products decreased as a percentage of revenues in 2014 as compared to 2013 due to a decrease in the sale of our display products for consumer applications, which have lower margins than our other products. Overall for the three months ended March 29, 2014 and March 30, 2013 we did not generate a positive gross margin because our production volumes were insufficient to absorb our fixed costs.
Research and Development. Research and development (R&D) expenses are incurred in support of internal development programs or programs funded by agencies or prime contractors of the U.S. government and commercial partners. In fiscal year 2014 our R&D expenditures will be related to our display products and Golden-i technologies. R&D revenues associated with funded programs are presented separately in revenue in the statement of operations. Research and development costs include staffing, purchases of materials and laboratory supplies, circuit design costs, fabrication and packaging of display products, and overhead. For the three months ended March 29, 2014 and March 30, 2013, R&D expense was as follows (in millions):

	Three Months Ended
	March 29, 2014	March 30, 2013
Funded	$0.9	$0.5
Internal	4.2	3.7
Total research and development expense	$5.1	$4.2
R&D expense increased in 2014 as compared to the prior year primarily because of an increase in costs to develop our concept designs including investments in software development.
Selling, General and Administrative. Selling, general and administrative (S,G&A) expenses consist of the expenses incurred by our sales and marketing personnel and related expenses, and administrative and general corporate expenses.

	Three Months Ended
	March 29, 2014	March 30, 2013
Selling, general and administration expense (in millions):	$5.0	$5.7
Selling, general and administration expense as a % of revenues	106.4%	91.0%
S,G&A expenses decreased in the first quarter months of 2014 as compared to 2013 because of decreases of approximately $0.7 million in stock compensation expense.

Other Income and Expense

	Three Months Ended
	March 29, 2014	March 30, 2013
Other income and expense (in millions):	$0.5	$(2.1)
Other income and expense, net, is primarily composed of interest income, foreign currency transaction and remeasurement gains and losses incurred by our Korean and UK-based subsidiaries and (losses) gains resulting from the impairment or sale of investments. For the three months ended March 29, 2014 and March 30, 2013, we recorded $0.2 million of foreign currency gains. During the three months ended March 30, 2013, the Company recorded an impairment of $2.5 million related to write-off a cost based investment.
Equity Losses in Unconsolidated Affiliates. For the three months ended March 29, 2014 and March 30, 2013, the equity loss in unconsolidated affiliate consists of our approximate 12% share of the losses of KoBrite.
Tax Benefit. For the three months ended March 29, 2014, we recorded a tax benefit of $143,000, compared to an approximate $13.0 million tax benefit for the three months ended March 30, 2013. The March 30, 2013 tax benefit was recorded as a result of the gain on sale of our discontinued operations. In accordance with U.S. GAAP, intraperiod tax allocation provisions require allocation of a tax expense to the gain on discontinued operations based upon our statutory tax rate. We have net operating loss carryforwards available to offset the tax expense. The benefit of these net operating loss carryforwards is reflected in the tax benefit from continuing operations.  Accordingly, we have recorded a tax expense in discontinued operations and a benefit in continuing operations of $13.1 million.
Net Income Attributable to Noncontrolling Interest. We own approximately 93% of the equity of Kowon, approximately 58% of the equity of Ikanos, and approximately 51% of the equity of e-MDT. Net (income) loss attributable to noncontrolling interest on our consolidated statement of operations represents the portion of the results of operations of our majority owned subsidiaries which is allocated to the shareholders of the equity interests not owned by us. The change in net income attributable to noncontrolling interest is the result of the change in the results of operations of Kowon, Ikanos and eMDT for the three month periods ended March 29, 2014 and for Kowon and Ikanos for the three months ended March 30, 2013.
Liquidity and Capital Resources
As of March 29, 2014, we had cash and equivalents and marketable securities of $106.1 million and working capital of $100.9 million compared to $112.7 million and $108.4 million, respectively, as of December 28, 2013. The change in cash and equivalents and marketable securities was primarily due to cash provided by investing activities of $4.4 million and the exercise of stock options of $0.1 million, partially offset by net outflow of cash used in operating activities of $6.1 million and the repurchase of our common stock of $0.3 million.
Cash and marketable debt securities held in U.S. dollars:

Domestic	$92,477,816
Foreign	10,415,856
Subtotal cash and marketable debt securities	102,893,672
Cash and marketable debt securities held in other currencies and converted to U.S. dollars	3,252,150
Total cash and marketable debt securities	$106,145,822
We have no plans to repatriate the cash and marketable debt securities held in our foreign subsidiaries FDD and Ikanos and, as such, we have not recorded any deferred tax liability with respect to such cash. The operations at our Korean facility, Kowon, have ceased. Kowon has approximately $12.9 million of cash and marketable debt securities which we anticipate will eventually be remitted to the U.S. and, accordingly, we have recorded deferred tax liabilities associated with its unremitted earnings.
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

As of March 29, 2014, we had U.S. federal and state tax loss carry-forwards, which may be used to offset U.S. future federal and state taxable income. We also had tax loss carry-forwards generated in our foreign subsidiaries which may be used to offset future foreign taxable income. We may be subject to alternative minimum taxes, foreign taxes and state income taxes depending on our taxable income and sources of taxable income.
Historically, we have financed our operations primarily through public and private placements of our equity securities. Over the past several years we have generated sufficient cash from operations to fund the business. We believe our available cash resources will support our operations and capital needs for at least the next twelve months.
Seasonality
There has been no seasonal pattern to our sales in fiscal years 2014 and 2013.
Contractual Obligations
The following is a summary of our contractual payment obligations for operating leases as of March 29, 2014:

Contractual Obligations	Total	Less than 1 year	1-3 Years	3-5 years	More than 5 years
Operating Lease Obligations	$7,092,631	$1,239,128	$2,605,087	$1,278,333	$1,970,083

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
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
An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Our quarterly evaluation of our disclosure controls and procedures includes an evaluation of some components of our internal control over financial reporting, and internal control over financial reporting is also separately evaluated on an annual basis for purposes of providing the management report which is set forth herein. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 29, 2014 and designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended December 28, 2013. The risks discussed in our Annual Report on Form 10-K could materially affect our business, financial condition and future results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Sale of Unregistered Securities
In the past three years we have not sold any securities which were not registered under the Securities Act.
Use of Proceeds
The information required by this item regarding use of proceeds by the Company is reported herein in Part 1, Item 2 under “Liquidity and Capital Resources”.
Purchase of Equity Securities
On March 20, 2013, the Company announced that its Board of Directors authorized a stock repurchase program of up to $30 million of the Company's common stock. Pursuant to the stock repurchase program, the Company may purchase in one or more open market or private transactions up $30 million of shares of the Company's common stock. The stock repurchase program terminated on March 17, 2014.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
December 29, 2013 - January 25, 2014,	69,721	$4.28	69,721	$21,709,427
January 26, 2014 - February 22, 2014	—		—	$21,709,427
February 23, 2013 - March 17, 2014	—		—	$21,709,427
Total	69,721	$4.28	69,721

Item 6.	Exhibits

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (1)
3.2	Amendment to Certificate of Incorporation (2)
3.3	Amendment to Certificate of Incorporation (2)
3.4	Fourth Amended and Restated By-laws (3)
31.1	Certification of John C.C. Fan, Chief Executive Officer, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
31.2	Certification of Richard A. Sneider, Chief Financial Officer, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.1	Certification of John C.C. Fan, Chief Executive Officer, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.2	Certification of Richard A. Sneider, Chief Financial Officer, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Label Linkbase Document*
101.PRE	XBRL Taxonomy Presentation Linkbase Document*

*	Submitted electronically herewith

(1)	Filed as an exhibit to Registration Statement on Form S-1, File No. 33-57450, and incorporated herein by reference.

(2)	Filed as an exhibit to Quarterly Report on Form 10-Q for the quarterly period July 1, 2000 and incorporated herein by reference.

(3)	Filed as an exhibit to Current Report on Form 8-K filed on December 12, 2008 and incorporated herein by reference.
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at March 29, 2014 and December 28, 2013, (ii) Consolidated Statements of Operations for the three months ended March 29, 2014 and March 30, 2013, (iii) Consolidated Statement of Comprehensive (Loss) Income for the three months ended March 29, 2014 and March 30, 2013, (iv) Consolidated Statements of Stockholders’ Equity for the three months ended March 29, 2014, (v) Consolidated Statements of Cash Flows for the three months ended March 29, 2014 and March 30, 2013, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.**

**	Furnished and not filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KOPIN CORPORATION (Registrant)

Date:	May 8, 2014	By:	/S/ John C.C. Fan
John C.C. Fan
President, Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

Date:	May 8, 2014	By:	/S/ RICHARD A. SNEIDER
Richard A. Sneider
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)