Form 10-Q
period 2014-06-28
KOPIN CORP
filed 2014-08-07
CIK 771266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2014
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
Indicate the number of shares outstanding of each issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 1, 2014
Common Stock, par value $.01	66,060,623

Kopin Corporation

Part 1: FINANCIAL INFORMATION

Item 1:	Condensed Consolidated Financial Statements (Unaudited)
KOPIN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 28, 2014	December 28, 2013
ASSETS
Current assets:
Cash and equivalents	$13,305,327	$16,756,666
Marketable debt securities, at fair value	85,593,516	95,972,535
Accounts receivable, net of allowance of $171,000 and $202,000 in 2014 and 2013, respectively	3,771,733	2,388,461
Inventory	3,294,840	3,078,055
Prepaid taxes	156,806	233,642
Prepaid expenses and other current assets	1,425,891	1,178,643
Total current assets	107,548,113	119,608,002
Property, plant and equipment, net	5,311,666	6,034,963
Goodwill	1,039,246	1,016,132
Intangible assets, net	1,098,716	1,581,502
Other assets	1,193,571	3,024,458
Notes receivable	14,900,002	14,866,666
Total assets	$131,091,314	$146,131,723
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,361,832	$3,868,865
Accrued payroll and expenses	1,725,197	1,436,391
Accrued warranty	716,000	716,000
Billings in excess of revenue earned	289,492	547,681
Other accrued liabilities	3,041,570	3,157,394
Deferred tax liabilities	1,418,442	1,512,771
Total current liabilities	11,552,533	11,239,102
Asset retirement obligations	340,541	329,435
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $.01 per share: authorized, 3,000 shares; none issued	—	—
Common stock, par value $.01 per share: authorized, 120,000,000 shares; issued 78,128,881 shares in 2014 and 77,567,631 shares in 2013; outstanding 62,643,475 shares in 2014 and 62,560,946 shares in 2013	747,458	745,935
Additional paid-in capital	323,230,037	320,511,458
Treasury stock (12,102,258 and 12,032,537 shares in 2014 and 2013, respectively, at cost)	(42,741,551)	(42,442,932)
Accumulated other comprehensive income	3,647,019	3,441,997
Accumulated deficit	(165,643,570)	(147,703,211)
Total Kopin Corporation stockholders’ equity	119,239,393	134,553,247
Noncontrolling interest	(41,153)	9,939
Total stockholders’ equity	119,198,240	134,563,186
Total liabilities and stockholders’ equity	$131,091,314	$146,131,723

See notes to condensed consolidated financial statements

KOPIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Revenues:
Net component revenues	$4,906,663	$5,608,778	$9,134,422	$11,176,802
Research and development revenues	2,036,624	469,867	2,503,634	1,220,928
	6,943,287	6,078,645	11,638,056	12,397,730
Expenses:
Cost of component revenues	4,153,739	6,203,960	8,379,188	12,168,366
Research and development	5,137,033	3,657,952	10,223,317	7,905,508
Selling, general and administration	4,921,194	4,852,533	9,917,993	10,601,649
	14,211,966	14,714,445	28,520,498	30,675,523
Loss from operations	(7,268,679)	(8,635,800)	(16,882,442)	(18,277,793)
Other income and expense:
Interest income	193,305	285,227	431,477	595,664
Other income, net	200,754	195,073	260,581	17,904
Foreign currency transaction (losses) gains	(674,456)	371,215	(492,706)	591,923
Impairment of equity and cost investments	(1,319,287)	—	(1,319,287)	(2,485,393)
	(1,599,684)	851,515	(1,119,935)	(1,279,902)
Loss before (provision) benefit for income taxes, equity loss in unconsolidated affiliate and net loss attributable to noncontrolling interest	(8,868,363)	(7,784,285)	(18,002,377)	(19,557,695)
Tax (provision) benefit	(37,000)	(194,000)	106,000	12,846,000
Loss before equity loss in unconsolidated affiliate and net loss attributable to noncontrolling interest	(8,905,363)	(7,978,285)	(17,896,377)	(6,711,695)
Equity loss in unconsolidated affiliate	(122,553)	(83,697)	(224,858)	(182,785)
Loss from continuing operations	(9,027,916)	(8,061,982)	(18,121,235)	(6,894,480)
(Loss) income from discontinued operations, net of tax	—	(49,356)	—	20,147,532
Net (loss) income	(9,027,916)	(8,111,338)	(18,121,235)	13,253,052
Net loss attributable to the noncontrolling interest	221,973	201,492	180,876	470,911
Net (loss) income attributable to the controlling interest	$(8,805,943)	$(7,909,846)	$(17,940,359)	$13,723,963
Net (loss) income per share
Basic:
Continuing operations	$(0.14)	$(0.13)	$(0.29)	$(0.10)
Discontinued operations	—	—	$—	$0.32
Net (loss) income per share	$(0.14)	$(0.13)	$(0.29)	$0.22
Diluted:
Continuing operations	$(0.14)	$(0.13)	$(0.29)	$(0.10)
Discontinued operations	—	—	$—	$0.32
Net (loss) income per share	$(0.14)	$(0.13)	$(0.29)	$0.22
Weighted average number of common shares
Basic	62,643,506	62,492,352	62,586,854	62,160,046
Diluted	62,643,506	62,492,352	62,586,854	63,442,466
See notes to condensed consolidated financial statements

KOPIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Net (loss) income	$(9,027,916)	$(8,111,338)	$(18,121,235)	$13,253,052
Other comprehensive income (loss):
Foreign currency translation adjustments	947,386	(627,789)	87,787	(1,238,372)
Unrealized holding (loss) gain on marketable securities	(33,852)	(1,767,500)	149,589	(1,566,306)
Reclassifications of gain (loss) in net (loss) income	10,131	(25,910)	(3,952)	(29,193)
Other comprehensive income (loss)	$923,665	$(2,421,199)	$233,424	$(2,833,871)
Comprehensive (loss) income	$(8,104,251)	$(10,532,537)	$(17,887,811)	$10,419,181
Comprehensive gain attributable to the noncontrolling interest	143,489	241,793	152,474	558,973
Comprehensive (loss) income attributable to controlling interest	$(7,960,762)	$(10,290,744)	$(17,735,337)	$10,978,154
See notes to condensed consolidated financial statements

KOPIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Kopin Corporation Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance, December 28, 2013	74,593,483	$745,935	$320,511,458	$(42,442,932)	$3,441,997	$(147,703,211)	$134,553,247	$9,939	$134,563,186
Stock-based compensation	—	—	2,693,043	—	—	—	2,693,043	—	2,693,043
Vesting of restricted stock	118,000	1,180	(1,180)	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	205,022	—	205,022	28,402	233,424
Exercise of stock options	34,250	343	128,098	—	—	—	128,441	—	128,441
Acquistion of noncontrolling interest in eMDT	—	—	(101,382)	—	—	—	(101,382)	101,382	—
Treasury stock purchases	—	—	—	(298,619)	—	—	(298,619)	—	(298,619)
Net loss	—	—	—	—	—	(17,940,359)	(17,940,359)	(180,876)	(18,121,235)
Balance, June 28, 2014	74,745,733	$747,458	$323,230,037	$(42,741,551)	$3,647,019	$(165,643,570)	$119,239,393	$(41,153)	$119,198,240
See notes to condensed consolidated financial statements

KOPIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 28, 2014	June 29, 2013
Cash flows from operating activities:
Net (loss) income	$(18,121,235)	$13,253,052
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	1,779,594	2,135,458
Amortization of premium or discount on marketable debt securities	36,841	(66,181)
Stock-based compensation	2,362,446	2,419,528
Loss in unconsolidated affiliate	102,305	182,785
Impairment of equity and cost based investments	1,319,287	2,485,393
Gain from sale of III-V product line	—	(33,452,176)
Deferred income taxes	(95,262)	300,700
Foreign currency gains (losses)	507,792	(596,213)
Gain on sale of equipment	(250,000)	—
Change in allowance for bad debt	14,679	(56,072)
Other non-cash items	314,335	807,964
Changes in assets and liabilities:
Accounts receivable	(1,018,638)	4,349,611
Inventory	(518,105)	1,569,883
Prepaid expenses and other current assets	(81,989)	(232,787)
Accounts payable and accrued expenses	865,328	(1,005,477)
Billings in excess of revenue earned	(258,189)	710,455
Net cash used in operating activities	(13,040,811)	(7,194,077)
Cash flows from investing activities:
Proceeds from sale of marketable debt securities	23,861,627	12,201,313
Purchase of marketable debt securities	(13,106,060)	(45,321,366)
Proceeds from sale of III-V product line	—	55,188,020
Cash paid to acquire eMDT, net of cash acquired	—	211,484
Purchases of cost based investments	—	(2,750,278)
Other assets	(36,455)	(8,681)
Capital expenditures	(978,037)	(513,780)
Net cash provided by investing activities	9,741,075	19,006,712
Cash flows from financing activities:
Treasury stock purchases	(298,619)	(2,230,843)
Purchase of noncontrolling interest in Kowon	—	(3,662,400)
Proceeds from exercise of stock options	128,441	—
Settlement of restricted stock for tax withholding obligations	—	(11,449)
Net cash used in financing activities	(170,178)	(5,904,692)
Effect of exchange rate changes on cash	18,575	(243,778)
Net (decrease) increase in cash and equivalents	(3,451,339)	5,664,165
Cash and equivalents:
Beginning of period	16,756,666	27,135,387
End of period	$13,305,327	$32,799,552
Supplemental disclosure of cash flow information:
Income taxes paid	$70,300	$113,700
Supplemental schedule of noncash investing activities:
Construction in progress included in accrued expenses	$156,000	$—
Non-cash proceeds from sale of III-V product line	$—	$14,833,000
Sale of equipment included in accounts receivable	$250,000	$—

See notes to condensed consolidated financial statements

KOPIN CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. BASIS OF PRESENTATION
The accompanying condensed consolidated financial statements include the accounts of Kopin Corporation, its wholly-owned subsidiaries, Kowon Technology Co., Ltd. (Kowon), a majority owned (93%) subsidiary located in Korea, Ikanos Consulting Ltd. (Ikanos), a majority owned (58%) subsidiary located in the United Kingdom, and eMDT America Inc. (eMDT), a majority owned (80%) subsidiary located in California (collectively, the “Company”). Ownership interests of Kowon, Ikanos and eMDT not attributable to the Company are referred to as noncontrolling interests. All intercompany transactions and balances have been eliminated. The condensed consolidated financial statements for the three and six months ended June 28, 2014 and June 29, 2013 are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. These condensed consolidated financial statements should be read in conjunction with the Company’s financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 28, 2013.
During the first quarter of 2013, the Company paid approximately $3.7 million to acquire an additional 15% ownership in its Kowon subsidiary from the minority shareholders, as part of the Company's plan to close Kowon. As of June 28, 2014 and December 28, 2013, the sale of the facility does not meet the criteria for assets held for sale based on the anticipated time to sell the facility.
During the second quarter of 2014, the Company paid approximately $0.3 million to acquire an additional 29% ownership in its eMDT subsidiary.
The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for any other interim period or for a full fiscal year.
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contract with Customers (Topic 606). The reporting standard requires the Company to identify the performance obligations in a contract, determine the transaction price, allocate the transaction price to each of the obligations and then recognizes the transaction price as the obligations are fulfilled. The standard also requires certain new disclosures. The standard is effective for annual and interim reporting periods beginning after December 15, 2016. The Company is currently assessing the potential impact of the adoption of ASU 2014-09 on its consolidated financial statements.
During the six months ended June 28, 2014, the change in the Company's accumulated other comprehensive income was the net of $0.1 million foreign currency translation adjustment and $0.1 million unrealized holding gains on marketable securities.

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
The following table summarizes the results from discontinued operations (in millions) for the six months ended June 29, 2013:

June 29, 2013
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
The Company uses the specific identification method as a basis for determining cost and calculating realized gains and losses with respect to marketable debt securities. The gross gains and losses realized related to sales and maturities of marketable debt securities were not material during the six months ended June 28, 2014 and the year ended December 28, 2013.
Investments in available-for-sale marketable debt securities are as follows at June 28, 2014 and December 28, 2013:

	Amortized Cost		Unrealized Gains		Unrealized Losses		Fair Value
	2014	2013	2014	2013	2014	2013	2014	2013
U.S. government and agency backed securities	$65,056,839	$68,970,505	$—	$—	$(116,328)	$(686,113)	$64,940,511	$68,284,392
Corporate debt and certificates of deposit	20,683,071	27,767,513	—	—	(30,066)	(79,370)	20,653,005	27,688,143
Total	$85,739,910	$96,738,018	$—	$—	$(146,394)	$(765,483)	$85,593,516	$95,972,535
The contractual maturity of the Company’s marketable debt securities is as follows at June 28, 2014:

	Less than One year	One to Five years	Greater than Five years	Total
U.S. government and agency backed securities	$14,650,279	$40,890,239	$9,399,993	$64,940,511
Corporate debt and certificates of deposit	17,083,693	2,588,062	981,250	20,653,005
Total	$31,733,972	$43,478,301	$10,381,243	$85,593,516
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
The Company further estimates the amount of OTTI resulting from a decline in the credit worthiness of the issuer (credit-related OTTI) and the amount of non credit-related OTTI. Noncredit-related OTTI can be caused by such factors as market illiquidity. Credit-related OTTI is recognized in earnings while noncredit-related OTTI on securities not expected to be sold is recognized in other comprehensive income (loss). The Company did not record an OTTI for the three and six months ended June 28, 2014 and June 29, 2013.

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
The following table details the fair value measurements of the Company’s financial assets:

		Fair Value Measurement June 28, 2014 Using:
		Level 1	Level 2	Level 3
Cash and Equivalents	$13,305,327	$13,305,327	$—	$—
U.S. Government Securities	64,940,511	22,809,054	42,131,457	—
Corporate Debt	7,534,933	—	7,534,933	—
Certificates of Deposit	13,118,072	—	13,118,072	—
Vuzix Corporation	983,267	983,267	—	—
	$99,882,110	$37,097,648	$62,784,462	$—

		Fair Value Measurement December 28, 2013 Using:
		Level 1	Level 2	Level 3
Cash and Equivalents	$16,756,666	$16,756,666	$—	$—
U.S. Government Securities	68,284,392	16,542,003	51,742,389	—
Corporate Debt	12,984,331	—	12,984,331	—
Certificates of Deposit	14,703,812	—	14,703,812	—
Vuzix Corporation	1,433,102	1,433,102	—	—
	$114,162,303	$34,731,771	$79,430,532	$—

The corporate debt consists of floating rate notes with a maturity that is over multiple years but has interest rates which are reset every three months based on the then current three month London Interbank Offering Rate (three month Libor). The Company validates the fair market values of the financial instruments above by using discounted cash flow models, obtaining independent pricing of the securities or through the use of a model which incorporates the three month Libor, the credit default swap rate of the issuer and the bid and ask price spread of the same or similar investments which are traded on several markets.
The carrying amounts of cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value because of their short-term nature.  If accrued liabilities were carried at fair value, these would be classified as Level 2 in the fair value hierarchy.
5. INVENTORY
Inventory is stated at the lower of cost (determined on the first-in, first-out) or market and consists of the following at June 28, 2014 and December 28, 2013:

	June 28, 2014	December 28, 2013
Raw materials	$1,903,047	$1,441,569
Work-in-process	1,120,531	1,003,540
Finished goods	271,262	632,946
	$3,294,840	$3,078,055

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
Weighted average common shares outstanding used to calculate earnings per share are as follows:

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Weighted average common shares outstanding-basic	62,643,506	62,492,352	62,586,854	62,160,046
Stock options and non-vested restricted common stock	—	—	—	1,282,420
Weighted average common shares outstanding-diluted	62,643,506	62,492,352	62,586,854	63,442,466
The following were not included in weighted average common shares outstanding-diluted because they are anti-dilutive or performance or market conditions had not been met at the end of the period.

	June 28, 2014	June 29, 2013
Non-vested restricted common stock	3,383,148	410,000
Stock options	399,600	848,334
Total	3,782,748	1,258,334
Not included in weighted average common shares outstanding-diluted are the warrants to purchase 200,000 shares of the Company’s common stock for $3.49 per share.

7. STOCK-BASED COMPENSATION
The fair value of non-vested restricted common stock awards is generally the market value of the Company’s common stock on the date of grant. The non-vested common stock awards require the employee to fulfill certain obligations, including remaining employed by the Company for one, two or four years (the vesting period) and in certain cases also require meeting either performance criteria or the Company’s stock achieving a certain price. For non-vested restricted common stock awards which solely require the recipient to remain employed with the Company, the stock compensation expense is amortized over the anticipated service period. For non-vested restricted common stock awards which require the achievement of performance criteria, the Company reviews the probability of achieving the performance goals on a periodic basis. If the Company determines that it is probable that the performance criteria will be achieved, the amount of compensation cost derived for the performance goal is amortized over the anticipated service period. If the performance criteria are not met, no compensation cost is recognized and any previously recognized compensation cost is reversed. The Company recognizes compensation costs on a straight-line basis over the requisite service period for time-vested awards.
During the six months ended June 28, 2014, the 2010 Equity Plan was amended to increase the number of authorized shares by 1.9 million.
A summary of award activity under the stock option plans as of June 28, 2014 and changes during the six month period then ended is as follows (all options were vested as of June 28, 2014):

	Six Months Ended June 28, 2014
	Shares	Weighted Average Exercise Price
Balance, December 28, 2013	558,850	$5.09
Options forfeited/canceled	(125,000)	5.00
Options exercised	(34,250)	3.75
Balance, all exercisable, June 28, 2014	399,600	$5.24

The following table summarizes information about stock options outstanding and exercisable at June 28, 2014:

	Options Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding and Exercisable	Weighted Average Exercise Price
$ 3.15—$ 3.50	130,000	$3.49
$ 3.75—$ 5.00	169,600	3.77
$10.00	100,000	10.00
	399,600	$5.24
Aggregate intrinsic value on June 28, 2014	$900
The weighted average remaining contractual life of the outstanding options is less than one year. The Company has issued warrants to purchase 200,000 shares of the Company’s common stock for $3.49 per share.
Non-Vested Restricted Common Stock
A summary of the activity for non-vested restricted common stock awards as of June 28, 2014 and changes during the six month period then ended is presented below:

	Shares	Weighted Average Grant Fair Value
Balance, December 28, 2013	2,974,148	$4.25
Granted	527,000	4.09
Forfeited	—	—
Vested	(118,000)	3.84
Balance, June 28, 2014	3,383,148	$4.24
Included within the non-vested restricted common stock table above is 50,000 awards granted for which the performance conditions have yet to be determined and therefore a grant date has not yet been established for the award.  No stock based compensation expense has been recorded relating to this award during the three and six month period ended June 28, 2014.
Stock-Based Compensation
The following table summarizes stock-based compensation expense within each of the categories below as it relates to non-vested restricted common stock awards for the six months ended June 28, 2014 and June 29, 2013 (no tax benefits were recognized):

	Six Months Ended
	June 28, 2014	June 29, 2013
Cost of component revenues	$472,213	$118,692
Research and development	637,528	125,774
Selling, general and administrative	1,252,705	2,175,062
Total	$2,362,446	$2,419,528
Unrecognized compensation expense for non-vested restricted common stock as of June 28, 2014 totaled $5.6 million and is expected to be recognized over a weighted average period of 2 years.
8. OTHER ASSETS AND NOTE RECEIVABLE

During the three month period ended June 28, 2014 the Company wrote-off its $1.3 million investment in Kobrite. For the three and six month periods ended June 28, 2014, the Company recorded approximately $0.1 million of losses for KoBrite in Equity Loss in Unconsolidated Affiliate in the Statement of Operations. Prior to the write-off, the Company accounted for its 12% ownership interest using the equity method. One of the Company’s directors is a member of the Board of Directors of Bright LED, principal investor of KoBrite.
The Company has recorded a $14.9 million note receivable resulting from the sale of its III-V product line and its investment in KTC which is due January 16, 2016. The receivable is collateralized by certain assets of the buyer of the III-V product line. The buyer has outstanding debt and the repayment of the receivable is subject to the buyer remaining within its debt compliance obligations at the time of repayment.
9. ACCRUED WARRANTY
The Company typically warrants its products against defect for 12 months. A provision for estimated future costs and estimated returns for credit relating to warranty is recorded in the period when product is shipped and revenue recognized, and is updated as additional information becomes available. The Company’s estimate of future costs to satisfy warranty obligations is based primarily on historical warranty expense experienced and a provision for potential future product failures. Changes in the accrued warranty for the six months ended June 28, 2014 are as follows:

Balance, December 28, 2013	$716,000
Additions	262,000
Claim and reversals	(262,000)
Balance, June 28, 2014	$716,000
10. INCOME TAXES
The Company’s tax provision of approximately $37,000 and tax benefit of approximately $106,000 for the three and six month periods ended June 28, 2014 represent the net movement in estimated foreign withholding taxes due on an international subsidiary.
For the three and six month periods ended June 29, 2013, discontinued operations reflects the gain on the sale of the III-V product line and investment in KTC. The Company has federal net operating loss carryforwards which may be used to offset the gain on the sale of the III-V product line and investment in KTC. The federal tax benefit from the utilization of the net operating losses is shown in the Company's tax provision in the condensed consolidated statement of operations.

In accordance with U.S. GAAP, intraperiod tax allocation provisions require allocation of a tax expense to the gain on discontinued operations based upon the Company's statutory tax rate. The Company has net operating loss (NOL) carryforwards available to offset the tax expense. The benefit of these NOLs is reflected in the tax benefit from continuing operations. Accordingly, the Company recorded a tax expense in discontinued operations and a benefit in continuing operations of approximately $13.1 million in 2013.
As of June 28, 2014, the Company has available for tax purposes U.S. federal NOLs of approximately $57.8 million expiring through 2033. The Company has recognized a full valuation allowance on its domestic and certain foreign net deferred tax assets due to the uncertainty of realization of such assets. The Company has not historically recorded, nor does it intend to record the tax benefits from stock awards until realized. Unrecorded benefits from stock awards approximate $10.0 million.
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

11. SEGMENTS AND GEOGRAPHICAL INFORMATION
The Company’s chief operating decision maker is its Chief Executive Officer. The Company has determined it has two reportable segments, FDD, the manufacturer of its reflective display products for test and simulation products, and Kopin, which is comprised of Kopin Corporation, Kowon, Ikanos and eMDT. The following table presents the Company’s reportable segment results (in thousands):

	Three Months Ended
	June 28, 2014			June 29, 2013
	Kopin	FDD	Total	Kopin	FDD	Total

Revenues	$6,007	$936	$6,943	$5,138	$941	$6,079
Net (loss) income attributable to the controlling interest	(8,479)	(327)	(8,806)	(7,523)	(387)	(7,910)
Total assets from continuing operations	129,160	1,932	131,091	166,841	3,577	170,419
Long-lived assets from continuing operations	4,930	381	5,312	5,864	566	6,430

	Six Months Ended
	June 28, 2014			June 29, 2013
	Kopin	FDD	Total	Kopin	FDD	Total

Revenues	$9,909	$1,729	$11,638	$10,660	$1,737	$12,398
Net (loss) income attributable to the controlling interest	(17,103)	(838)	(17,940)	14,708	(984)	13,724
During the three and six month periods ended June 28, 2014 and June 29, 2013, the Company derived its sales from the following geographies (as a percentage of net revenues):

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
US	52%	61%	47%	62%
Others	1%	—%	—%	—%
Americas	53%	61%	47%	62%
Asia-Pacific	34%	30%	39%	29%
Europe	13%	9%	14%	9%
Total Revenues	100%	100%	100%	100%

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
Forward Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995, including, without limitation, statements made relating to our expectation that we will continue to pursue other U.S. government development contracts for applications that relate to our commercial product applications; our expectation that we will prosecute and defend our proprietary technology aggressively; our belief that it is important to retain personnel with experience and expertise relevant to our business; our belief that our products are targeted towards markets that are still developing and our competitive strength is creating new technologies; our belief that it is important to invest in research and development to achieve profitability even during periods when we are not profitable; our belief that we are a leading developer and manufacturer of advanced miniature displays; our belief that our products enable our customers to develop and market an improved generation of products; our belief that the technical nature of our products and markets demands a commitment to close relationships with our customers; our belief that our Golden-i industrial reference design will provide for increased worker productivity, safety and improved manufacturing quality; our belief that our ability to develop and expand our wearable technologies and to market and license our wearable technologies will be important for our revenue growth and ability to achieve profitability and positive cash flow; the impact of the timing of development of the market segment for our wearable computing products on our ability to grow revenues; our expectation that we will incur significant development and marketing costs in fiscal year 2014 to commercialize our wearable technologies; our statement that we may make equity investments in companies; our expectation that the cash and marketable debt securities held by Kowon will eventually be remitted back to the U.S.; our expectation that revenue will be between $24 million and $28 million for fiscal year 2014; our ability to forecast our revenues and operating results; our expectation that we will have a consolidated net loss in the range of $32 million to $40 million in fiscal year 2014; our expectation that excluding the effects of working capital and other investing and financing activities our cash usage will be between $28 million and $32 million to fund operations for fiscal year 2014; our expectation that the U.S. government will significantly reduce funding for programs through which we sell high margin military products; our inability to predict the amount of funding for research and development by the U.S. government;our belief that a strengthening of the U.S. dollar could increase the price of our products in foreign markets; the impact of new regulations relating to conflict minerals on customer demands and increased costs related to compliance with such regulations; our belief that our future success will depend primarily upon the technical expertise, creative skills and management abilities of our officers and key employees rather than on patent ownership; our belief that our extensive portfolio of patents, trade secrets and non-patented know-how provides us with a competitive advantage in the wearable technologies market; our belief that our ability to develop innovative products enhances our opportunity to grow within our targeted markets; our belief that continued introduction of new products in our target markets is essential to our growth; our expectation that our display products will benefit from further general technological advances in the design and production of integrated circuits and active matrix LCDs, resulting in further improvements in resolution and miniaturization; our belief that our manufacturing process offers greater miniaturization, reduced cost, higher pixel density, full color capability and lower power consumption compared to conventional active matrix LCD manufacturing approaches; our expectation not to pay cash dividends for the foreseeable future and to retain earnings for the development of our businesses; our expectation that we will expend between $2.0 million and $3.0 million on capital expenditures over the next twelve months; our expectation that competition will increase; our belief that small form factor displays will be a critical component in the development of advanced wireless communications systems; our belief that wireless handset makers are looking to create products that complement or eventually replace wireless handsets; our belief that general technological advances in the design and fabrication of integrated circuits, LCD technology and LCD manufacturing processes will allow us to continue to enhance our display product manufacturing process; our belief that continued introduction of new products in our target markets is essential to our growth; our belief that our available cash resources will support our operations and capital needs for at least the next twelve months; our expectation that we may be subject to alternative minimum taxes, foreign taxes and state income taxes in 2014; our expectation that the adoption of certain accounting standards will not have a material impact on our financial position or results of operations; our belief that our business is not disproportionately affected by climate change regulations; our belief that our operations have not been materially affected by inflation; and our belief that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations, and cash flows should not be material. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industries in which we operate, management's beliefs, and assumptions made by management. In addition, other written or oral statements, which constitute forward-looking statements, may be made by or on behalf of us. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “could”, “seeks”, “estimates”, and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements, whether as a result of new information, future events or otherwise. Factors that could cause or contribute to such differences in outcomes and results include, but are not limited to, those discussed below in Item 1A and those set forth in our other periodic filings filed with the Securities and Exchange Commission. Except as required by law, we do not intend to update any forward-looking statements even if new information becomes available or other events occur in the future.

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
Business Matters
On January 16, 2013 (the Closing Date), we completed the sale of our III-V product line, including all of the outstanding equity interest in KTC Wireless, LLC, a wholly-owned subsidiary that held our investment in Kopin Taiwan Corporation (KTC), to IQE KC, LLC and IQE plc (collectively the ''Buyer''). The aggregate purchase price was approximately $70 million of which $15 million is scheduled to be paid to us on the third anniversary of the Closing Date. We discounted the $15 million and recorded the amount due at $14.8 million on the Closing Date. The Buyer has outstanding debt and the repayment of the receivable is subject to the Buyer remaining within its debt compliance obligations at the time of repayment.
Our Kowon facility is for sale and when it is sold we anticipate that a final determination of the value of the shares held by the minority shareholders will be made and we will purchase these shares. The sale of the facility does not meet the criteria for assets held for sale based on the anticipated time to sell the facility.
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
The headset reference designs range from a headset which resembles typical eyeglasses but include audio capabilities allowing the user to communicate with other users to our industrial headset reference design, called Golden-i, which includes an optical pod with one of our display products, a microprocessor, memory and various commercially available software packages that we license such as Microsoft Windows CE or Android, Nuance Dragon NaturallySpeaking, and Hillcrest Labs motion control. Our headset reference designs typically utilize operating system software we developed and include our proprietary noise cancellation technologies. Certain reference designs include an optical pod which allows the user to view information such as WEB data, technical diagrams, streaming video or face to face communication. When viewing schematics or similar documents the user is capable of zooming-in to see finer details or zooming out to see an entire system perspective. Some headset reference designs have a camera feature which enables the user to stream live video to a remote subject matter expert so that both the user and expert can analyze the issue at the same time.
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
Our transmissive display products, which we refer to as CyberDisplay™ products, utilize high quality, single crystal silicon-the same high quality silicon used in conventional integrated circuits. This single crystal silicon is not grown on glass; rather, it is first formed on a silicon wafer and patterned into an integrated circuit (including the active matrix, driver circuitry and other logic circuits) in an integrated circuit foundry. The silicon wafer is then sent to our facility and the integrated circuit is lifted off as a thin film and transferred to glass using our proprietary Wafer™ Engineering technology, so that the transferred layer is a fully functional active matrix integrated circuit which now resides on a transparent substrate.
We have three sources of revenues: component revenues, which are our primary source of revenues, research and development (R&D) revenues primarily from contracts issued by branches of the U.S. military and license revenues from our reference designs. To date our license revenues have been de minimis. For the three and six months ended June 28, 2014, R&D revenues were $2.0 million and $2.5 million, or 29% and 22% of total revenues, respectively. This contrasted with $0.5 million and $1.2 million or 8% and 10% of total revenues, respectively, for the corresponding period in 2013.
 Results of Operations
The three and six month periods ended June 28, 2014 and June 29, 2013 are referred to as 2014 and 2013, respectively. The year ended period December 28, 2013 is referred to as fiscal year 2013.
Revenues. For the three and six month periods ended June 28, 2014 and June 29, 2013, our revenues, which include component sales and amounts earned from research and development contracts, were as follows (in millions):

	Three Months Ended		Six Months Ended
Display Revenues by Category	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Military Applications	$1.5	$3.1	$2.6	$6.0
Consumer Applications	0.9	0.9	1.7	2.3
Industrial Applications	1.0	0.8	1.7	1.3
Wearable Applications	1.5	0.8	3.1	1.6
Research & Development	2.0	0.5	2.5	1.2
Total	$6.9	$6.1	$11.6	$12.4
Sales of our products for military applications and research and development revenues declined in 2014 because of reduced demand from the U.S. government through June 28, 2014. We recently received an increase in orders for our military products and expect revenues from sales of our products for Military Applications to be higher in the second half of 2014 than they were in the first half of 2014. Consumer Applications primarily represents customers who purchase our display, lens and backlight products for digital still camera (DSC) applications. We believe the overall market for DSCs has been declining due to the increase in use of cameras in smartphones. Industrial Applications represents customers who purchase display products for use in equipment such as 3D metrology. The increase in Wearable Applications revenues in 2014 as compared to 2013 is as a result of both increased sales to existing customers and obtaining new customers. Wearable Applications represents sales of our components for products that are worn on the body for other than military applications.
We have developed headworn, voice and gesture controlled, hands-free cloud computing reference designs that have an optical pod which includes our microdisplay, a backlight and an optical lens. We refer to the headset reference designs and other technologies we've developed as Kopin Wearable technologies. We offer to license the headset reference designs and sell our components. To date licensing revenues have been di minimis and sales of our components are shown in the table above under Wearable Applications. We believe our ability to develop and expand the Kopin Wearable technologies and to market and license the Kopin Wearable technologies will be important for us to achieve revenue growth, positive cash flow and to achieve profitability. This is the first product that we have developed that has a significant software component. The markets the Kopin Wearable technologies can be used in already have a number of existing product offerings such as ruggedized lap-top computers and tablets. The companies that offer these products are significantly larger than we are. We expect to incur significant development and marketing costs in fiscal year 2014 to commercialize the Kopin Wearable technologies. We currently expect to have revenues of between $24 million and $28 million for fiscal year 2014, however our ability to forecast revenues derived from Kopin Wearable technologies, which may significantly impact our results of operations, is very limited. We currently expect to have a consolidated net loss in the range of $32 million to $40 million in fiscal year 2014 and, excluding the impact of the effects of working capital and other investing and financing activities, we expect cash usage between $28 million and $32 million to fund operations for fiscal 2014.
We have provided estimated fiscal year 2014 revenue and net loss ranges in order for the investor to understand the impact of expected changes in our business in fiscal year 2014 as compared to 2013. However, we believe we have an opportunity to position ourselves in the growing wearable cloud computing market and therefore our primary focus in fiscal year 2014 is on developing technology and products and establishing relationships, and not necessarily achieving revenue, net loss or any other particular financial metric. Accordingly, our fiscal year 2014 net losses may exceed our current estimates.

International sales represented 53% and 38% of product revenues for the six months ended June 28, 2014 and June 29, 2013, respectively. Our international sales are primarily denominated in U.S. currency. Consequently, a strengthening of the U.S. dollar could increase the price in local currencies of our products in foreign markets and make our products relatively more expensive than competitors' products that are denominated in local currencies, leading to a reduction in sales or profitability in those foreign markets. In addition, our Korean subsidiary, Kowon, holds U.S. dollars. As a result, our financial position and results of operations are subject to exchange rate fluctuation in transactional and functional currency. We have not taken any protective measures against exchange rate fluctuations, such as purchasing hedging instruments with respect to such fluctuations, because of the historically stable exchange rate between the Japanese yen, Korean won and the U.S. dollar.

Cost of Component Revenues.

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Cost of component revenues (in millions):	$4.2	$6.2	$8.4	$12.2
Cost of component revenues as a % of net component revenues	84.7%	110.6%	91.7%	108.9%
Cost of component revenues, which is comprised of materials, labor and manufacturing overhead related to the production of our products decreased as a percentage of revenues in 2014 as compared to 2013 due an increase in sales of higher margin products in 2014 and the usage of certain raw materials that were previously written-off as obsolete but were used in the 2014 second quarter production.
Research and Development. Research and development (R&D) expenses are incurred in support of internal development programs or programs funded by agencies or prime contractors of the U.S. government and commercial partners. In fiscal year 2014, our R&D expenditures will be related to our display products and Golden-i technologies. R&D revenues associated with funded programs are presented separately in revenue in the statement of operations. Research and development costs include staffing, purchases of materials and laboratory supplies, circuit design costs, fabrication and packaging of display products, and overhead. For the six months ended June 28, 2014 and June 29, 2013, R&D expense was as follows (in millions):

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Funded	$1.5	$0.2	$2.3	$0.7
Internal	3.6	3.5	7.9	7.2
Total research and development expense	$5.1	$3.7	$10.2	$7.9
R&D expense increased in 2014 as compared to the prior year primarily because of an increase in costs to support customer funded R&D programs.
Selling, General and Administrative. Selling, general and administrative (S,G&A) expenses consist of the expenses incurred by our sales and marketing personnel and related expenses, and administrative and general corporate expenses.

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Selling, general and administration expense (in millions):	$4.9	$4.9	$9.9	$10.6
Selling, general and administration expense as a % of revenues	70.5%	79.8%	85.0%	85.5%
S,G&A expenses are comparable in the second quarter of 2014 to the same quarter in 2013 which reflects an increase in certain expenses being offset by a reduction in Kowon's expenses.

Other Income and Expense

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Other income and expense (in millions):	$(1.6)	$0.9	$(1.1)	$(1.3)
Other income and expense, net, is primarily composed of interest income, foreign currency transaction and remeasurement gains and losses incurred by our Korean and UK-based subsidiaries and (losses) gains resulting from the impairment or sale of investments. During the three months ended June 28, 2014 and June 29, 2013, we recorded $(0.7) million of foreign currency losses and $0.4 million of foreign currency gains, respectively. For the six months ended June 28, 2014 and June 29, 2013, we recorded $(0.5) million of foreign currency losses and $0.6 million of foreign currency gains, respectively.
During the three months ended June 28, 2014, we recorded an impairment of $1.3 million related to the write-off of our equity investment in KoBrite. During the six months ended June 29, 2013, we recorded an impairment of $2.5 million related to the write-off of a cost based investment.
Equity Losses in Unconsolidated Affiliates. For the three and six months ended June 28, 2014 and June 29, 2013, the equity loss in unconsolidated affiliate consists of our approximate 12% share of the losses of KoBrite, incurred prior to our writing the investment off. During the three months ended June 28, 2014, we have started to fully fund the operations of one of our investments. The impact for the quarter was approximately $122,000.
Tax Benefit. For the three and six months ended June 28, 2014, we recorded tax provision of $37,000 and a tax benefit of $0.1 million, respectively, compared to a tax provision of $0.2 million and a tax benefit of $12.8 million, respectively, for the three and six months ended June 29, 2013. The tax benefit recorded for the six month period ended June 29, 2013 was a result of the gain on sale of our discontinued operations. In accordance with U.S. GAAP, intraperiod tax allocation provisions require allocation of a tax expense to the gain on discontinued operations based upon our statutory tax rate. We have net operating loss carryforwards available to offset the tax expense. The benefit of these net operating loss carryforwards is reflected in the tax benefit from continuing operations.  Accordingly, we have recorded a tax expense in discontinued operations and a benefit in continuing operations of $13.1 million.
Net Income Attributable to Noncontrolling Interest. We own approximately 93% of the equity of Kowon, approximately 58% of the equity of Ikanos, and approximately 80% of the equity of eMDT. Net loss attributable to noncontrolling interest on our consolidated statement of operations represents the portion of the results of operations of our majority owned subsidiaries which is allocated to the shareholders of the equity interests not owned by us. The change in net income attributable to noncontrolling interest is the result of the change in the results of operations of Kowon, Ikanos and eMDT for the three and six month periods ended June 28, 2014.
Liquidity and Capital Resources
As of June 28, 2014, we had cash and equivalents and marketable securities of $98.9 million and working capital of $96.0 million compared to $112.7 million and $108.4 million, respectively, as of December 28, 2013. The change in cash and equivalents and marketable securities was primarily due to cash provided by investing activities of $10.0 million and the exercise of stock options of $0.1 million, partially offset by net outflow of cash used in operating activities of $13.3 million and the repurchase of our common stock of $0.3 million.
Cash and marketable debt securities held in U.S. dollars:

Domestic	$84,937,895
Foreign	10,935,617
Subtotal cash and marketable debt securities	95,873,512
Cash and marketable debt securities held in other currencies and converted to U.S. dollars	3,025,331
Total cash and marketable debt securities	$98,898,843
We have no plans to repatriate the cash and marketable debt securities held in our foreign subsidiaries FDD and Ikanos and, as such, we have not recorded any deferred tax liability with respect to such cash. The operations at our Korean facility, Kowon, have ceased. Kowon has approximately $13.0 million of cash and marketable debt securities which we anticipate will eventually be remitted to the U.S. and, accordingly, we have recorded deferred tax liabilities associated with its unremitted earnings.

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
As of June 28, 2014, we had U.S. federal and state tax loss carry-forwards, which may be used to offset U.S. future federal and state taxable income. We also had tax loss carry-forwards generated in our foreign subsidiaries which may be used to offset future foreign taxable income. We may be subject to alternative minimum taxes, foreign taxes and state income taxes depending on our taxable income and sources of taxable income.
Historically, we have financed our operations primarily through public and private placements of our equity securities and cash generated from operations. We believe our available cash resources will support our operations and capital needs for at least the next twelve months.
Seasonality
There has been no seasonal pattern to our sales in fiscal years 2014 and 2013.
Contractual Obligations
The following is a summary of our contractual payment obligations for operating leases as of June 28, 2014:

Contractual Obligations	Total	Less than 1 year	1-3 Years	3-5 years	More than 5 years
Operating Lease Obligations	$6,791,406	$1,221,363	$2,481,877	$1,915,333	$1,172,833

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
We invest our excess cash in high-quality U.S. government, government-backed (Fannie Mae, FDIC guaranteed bonds and certificates of deposit) and corporate debt instruments, which bear lower levels of relative risk. We believe that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations, and cash flows should not be material to our cash flows or income. It is possible that interest rate movements would increase our unrealized gain or loss on interest rate securities. We are exposed to changes in foreign currency exchange rates primarily through our translation of our foreign subsidiarys' financial position, results of operations, and transaction gains and losses as a result of non U.S. dollar denominated cash flows related to business activities in Asia and Europe, and remeasurement of United States dollars to the functional currency of our U.K. and Kowon subsidiaries. We are also exposed to the effects of exchange rates in the purchase of certain raw materials which are in U.S. dollars but the price on future purchases is subject to change based on the relationship of the Japanese Yen to the U.S. dollar. We do not currently hedge our foreign currency exchange rate risk. We estimate that any market risk associated with our international operations is unlikely to have a material adverse effect on our business, financial condition or results of operation. Our portfolio of marketable debt securities is subject to interest rate risk although our intent is to hold securities until maturity. The credit rating of our investments may be affected by the underlying financial health of the guarantors of our investments. We use silicon wafers but do not enter into forward or futures hedging contracts.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this Quarterly Report on 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of June 28, 2014 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that was conducted during the quarter ended June 28, 2014  that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Purchase of Equity Securities
On March 20, 2013, the Company announced that its Board of Directors authorized a stock repurchase program of up to $30 million of the Company's common stock. Pursuant to the stock repurchase program, the Company was able to purchase in one or more open market or private transactions up $30 million of shares of the Company's common stock. The stock repurchase program terminated on March 17, 2014.

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
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at June 28, 2014 and December 28, 2013, (ii) Consolidated Statements of Operations for the three and six months ended June 28, 2014 and June 29, 2013, (iii) Consolidated Statement of Comprehensive (Loss) Income for the three and six months ended June 28, 2014 and June 29, 2013, (iv) Consolidated Statements of Stockholders’ Equity for the six months ended June 28, 2014, (v) Consolidated Statements of Cash Flows for the six months ended June 28, 2014 and June 29, 2013, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KOPIN CORPORATION (Registrant)

Date:	August 7, 2014	By:	/S/ John C.C. Fan
John C.C. Fan
President, Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

Date:	August 7, 2014	By:	/S/ RICHARD A. SNEIDER
Richard A. Sneider
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)