Form 10-Q
period 2014-09-27
KOPIN CORP
filed 2014-11-06
CIK 771266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2014
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
Indicate the number of shares outstanding of each issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 31, 2014
Common Stock, par value $.01	65,907,855

Kopin Corporation
INDEX

		Page No.
Part I – Financial Information
Item 1.	Condensed Consolidated Financial Statements (Unaudited):	3
	Condensed Consolidated Balance Sheets at September 27, 2014 (Unaudited) and December 28, 2013	4
	Condensed Consolidated Statements of Operations (Unaudited) for the three and nine months ended September 27, 2014 and September 28, 2013	4
	Condensed Consolidated Statements of Comprehensive (Loss) Income (Unaudited) for the three and nine months ended September 27, 2014 and September 28, 2013	5
	Condensed Consolidated Statements of Stockholders' Equity (Unaudited) for the nine months ended September 27, 2014	6
	Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 27, 2014 and September 28, 2013	7
	Notes to Unaudited Condensed Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21
Item 4.	Controls and Procedures	21

Part II – Other Information		22
Item 1.	Legal Proceedings	22
Item 1A.	Risk Factors	22
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 6.	Exhibits	23
Signatures		24

Part 1: FINANCIAL INFORMATION

Item 1:	Condensed Consolidated Financial Statements (Unaudited)

KOPIN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 27, 2014	December 28, 2013
ASSETS
Current assets:
Cash and equivalents	$17,049,083	$16,756,666
Marketable debt securities, at fair value	76,955,910	95,972,535
Accounts receivable, net of allowance of $266,000 and $202,000 in 2014 and 2013, respectively	3,621,055	2,388,461
Inventory	3,922,395	3,078,055
Prepaid taxes	262,282	233,642
Prepaid expenses and other current assets	1,365,118	1,178,643
Total current assets	103,175,843	119,608,002
Property, plant and equipment, net	5,157,660	6,034,963
Goodwill	1,005,788	1,016,132
Intangible assets, net	854,286	1,581,502
Other assets	1,614,286	3,024,458
Notes receivable	14,916,667	14,866,666
Total assets	$126,724,530	$146,131,723
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,560,754	$3,868,865
Accrued payroll and expenses	1,612,161	1,436,391
Accrued warranty	716,000	716,000
Billings in excess of revenue earned	345,496	547,681
Other accrued liabilities	2,769,194	3,157,394
Deferred tax liabilities	1,409,764	1,512,771
Total current liabilities	11,413,369	11,239,102
Asset retirement obligations	325,892	329,435
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $.01 per share: authorized, 3,000 shares; none issued	—	—
Common stock, par value $.01 per share: authorized, 120,000,000 shares; issued 78,110,113 shares in 2014 and 77,567,631 shares in 2013; outstanding 62,648,707 shares in 2014 and 62,560,946 shares in 2013	747,510	745,935
Additional paid-in capital	324,315,282	320,511,458
Treasury stock (12,102,258 and 12,032,537 shares in 2014 and 2013, respectively, at cost)	(42,741,551)	(42,442,932)
Accumulated other comprehensive income	3,508,858	3,441,997
Accumulated deficit	(170,613,010)	(147,703,211)
Total Kopin Corporation stockholders’ equity	115,217,089	134,553,247
Noncontrolling interest	(231,820)	9,939
Total stockholders’ equity	114,985,269	134,563,186
Total liabilities and stockholders’ equity	$126,724,530	$146,131,723

See notes to unaudited condensed consolidated financial statements

4

KOPIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Revenues:
Net component revenues	$9,066,028	$4,888,791	$18,200,451	$16,065,593
Research and development revenues	465,995	61,257	2,969,629	1,282,185
	9,532,023	4,950,048	21,170,080	17,347,778
Expenses:
Cost of component revenues	5,204,125	4,622,252	13,583,313	16,790,618
Research and development	4,832,469	5,586,745	15,055,723	13,492,253
Selling, general and administration	5,015,367	5,049,936	14,933,424	15,651,581
	15,051,961	15,258,933	43,572,460	45,934,452
Loss from operations	(5,519,938)	(10,308,885)	(22,402,380)	(28,586,674)
Other income and expense:
Interest income	237,957	326,684	669,434	922,348
Other income, net	10,862	33,164	271,443	51,069
Foreign currency transaction gains (losses)	246,227	(773,044)	(246,479)	(181,120)
Gain on sale of investments	—	1,899,291	—	1,899,291
Impairment of equity and cost investments	—	—	(1,319,287)	(2,485,393)
	495,046	1,486,095	(624,889)	206,195
Loss before (provision) benefit for income taxes, equity loss in unconsolidated affiliate and net loss attributable to noncontrolling interest	(5,024,892)	(8,822,790)	(23,027,269)	(28,380,479)
Tax (provision) benefit	(44,000)	33,000	62,000	12,879,000
Loss before equity loss in unconsolidated affiliate and net loss attributable to noncontrolling interest	(5,068,892)	(8,789,790)	(22,965,269)	(15,501,479)
Equity loss in unconsolidated affiliate	(35,016)	(225,408)	(259,874)	(408,194)
Loss from continuing operations	(5,103,908)	(9,015,198)	(23,225,143)	(15,909,673)
Income from discontinued operations, net of tax	—	—	—	20,147,532
Net (loss) income	(5,103,908)	(9,015,198)	(23,225,143)	4,237,859
Net loss attributable to the noncontrolling interest	134,468	243,747	315,344	712,360
Net (loss) income attributable to the controlling interest	$(4,969,440)	$(8,771,451)	$(22,909,799)	$4,950,219
Net (loss) income per share
Basic:
Continuing operations	$(0.08)	$(0.14)	$(0.37)	$(0.24)
Discontinued operations	—	—	—	0.32
Net (loss) income per share	$(0.08)	$(0.14)	$(0.37)	$0.08
Diluted:
Continuing operations	$(0.08)	$(0.14)	$(0.37)	$(0.24)
Discontinued operations	—	—	—	0.32
Net (loss) income per share	$(0.08)	$(0.14)	$(0.37)	$0.08
Weighted average number of common shares
Basic	62,646,757	63,542,348	62,606,822	62,620,814
Diluted	62,646,757	63,542,348	62,606,822	63,709,833
See notes to unaudited condensed consolidated financial statements

KOPIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Net (loss) income	$(5,103,908)	$(9,015,198)	$(23,225,143)	$4,237,859
Other comprehensive (loss) income:
Foreign currency translation adjustments	(463,951)	1,375,756	(376,164)	136,248
Unrealized holding gain (loss) on marketable securities	271,465	126,461	421,054	(1,438,709)
Reclassifications of loss in net (loss) income	(1,874)	(1,885,691)	(5,826)	(1,914,883)
Other comprehensive (loss) income	$(194,360)	$(383,474)	$39,064	$(3,217,344)
Comprehensive (loss) income	$(5,298,268)	$(9,398,672)	$(23,186,079)	$1,020,515
Comprehensive gain attributable to the noncontrolling interest	190,666	139,550	343,141	698,524
Comprehensive (loss) income attributable to controlling interest	$(5,107,602)	$(9,259,122)	$(22,842,938)	$1,719,039
See notes to unaudited condensed consolidated financial statements

KOPIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Kopin Corporation Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance, December 28, 2013	74,593,483	$745,935	$320,511,458	$(42,442,932)	$3,441,997	$(147,703,211)	$134,553,247	$9,939	$134,563,186
Stock-based compensation	—	—	3,825,254	—	—	—	3,825,254	—	3,825,254
Vesting of restricted stock	138,000	1,380	(1,380)	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	66,861	—	66,861	(27,797)	39,064
Exercise of stock options	36,750	368	137,445	—	—	—	137,813	—	137,813
Acquistion of noncontrolling interest in eMDT	—	—	(101,382)	—	—	—	(101,382)	101,382	—
Restricted stock for tax withholdings	(17,268)	(173)	(56,113)		—	—	(56,286)	—	(56,286)
Treasury stock purchases	—	—	—	(298,619)	—	—	(298,619)	—	(298,619)
Net loss	—	—	—	—	—	(22,909,799)	(22,909,799)	(315,344)	(23,225,143)
Balance, September 27, 2014	74,750,965	$747,510	$324,315,282	$(42,741,551)	$3,508,858	$(170,613,010)	$115,217,089	$(231,820)	$114,985,269
See notes to unaudited condensed consolidated financial statements

KOPIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 27, 2014	September 28, 2013
Cash flows from operating activities:
Net (loss) income	$(23,225,143)	$4,237,859
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	2,587,551	3,058,056
Amortization of premium or discount on marketable debt securities	60,544	211,821
Stock-based compensation	3,555,454	3,648,904
Net gain on investment transactions	—	(1,899,291)
Loss in unconsolidated affiliate	102,305	408,194
Impairment of equity and cost based investments	1,319,287	2,485,393
Gain on the sale of equipment	(250,000)	—
Gain from sale of III-V product line	—	(33,452,176)
Deferred income taxes	(102,995)	348,700
Foreign currency losses	229,430	154,138
Change in allowance for bad debt	94,019	6,535
Other non-cash items	245,599	864,233
Changes in assets and liabilities:
Accounts receivable	(1,129,914)	4,285,421
Inventory	(1,096,976)	2,357,892
Prepaid expenses and other current assets	(217,941)	(24,697)
Accounts payable and accrued expenses	641,685	(92,694)
Billings in excess of revenue earned	(202,185)	561,773
Net cash used in operating activities	(17,389,280)	(12,839,939)
Cash flows from investing activities:
Other assets	(47,456)	(81,804)
Capital expenditures	(1,544,056)	(519,323)
Proceeds from sale of marketable debt securities	33,386,147	14,100,760
Purchase of marketable debt securities	(14,130,888)	(47,319,491)
Proceeds from sale of III-V product line	—	55,188,020
Cash paid to acquire eMDT, net of cash acquired	—	211,484
Purchases of cost based investments	—	(3,450,278)
Proceeds from sale of investments	—	2,597,289
Proceeds from sale of equipment	250,000	—
Net cash provided by investing activities	17,913,747	20,726,657
Cash flows from financing activities:
Treasury stock purchases	(298,619)	(5,986,821)
Purchase of noncontrolling interest in Kowon	—	(3,662,400)
Proceeds from exercise of stock options	137,813	—
Settlement of restricted stock for tax withholding obligations	(56,286)	(11,449)
Net cash used in financing activities	(217,092)	(9,660,670)
Effect of exchange rate changes on cash	(14,958)	(71,042)
Net increase (decrease) in cash and equivalents	292,417	(1,844,994)
Cash and equivalents:
Beginning of period	16,756,666	27,135,387
End of period	$17,049,083	$25,290,393
Supplemental disclosure of cash flow information:
Income taxes paid	$70,300	$—
Supplemental schedule of noncash investing activities:
Construction in progress included in accrued expenses	$169,500	$174,600
Non-cash proceeds from sale of III-V product line	$—	$14,866,000

See notes to unaudited condensed consolidated financial statements

KOPIN CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION
The accompanying condensed consolidated financial statements include the accounts of Kopin Corporation, its wholly-owned subsidiaries, Kowon Technology Co., Ltd. (Kowon), a majority owned (93%) subsidiary located in Korea, Intoware Ltd. (Intoware), a majority owned (58%) subsidiary located in the United Kingdom (formerly known as Ikanos Consulting Limited), and eMDT America Inc. (eMDT), a majority owned (80%) subsidiary located in California (collectively, the Company). Ownership interests of Kowon, Intoware and eMDT not attributable to the Company are referred to as noncontrolling interests. All intercompany transactions and balances have been eliminated. The condensed consolidated financial statements for the three and nine months ended September 27, 2014 and September 28, 2013 are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. These condensed consolidated financial statements should be read in conjunction with the Company’s financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 28, 2013.
The Company has a plan to close Kowon's facility, however as of September 27, 2014 and December 28, 2013, the sale of the facility does not meet the criteria for assets held for sale based on the anticipated time to sell the facility.
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
During the nine months ended September 27, 2014, the change in the Company's accumulated other comprehensive income was the net of $(0.4) million foreign currency translation adjustment and $0.4 million unrealized holding gains on marketable securities.

2.	Discontinued Operations
On January 16, 2013 (the Closing Date), the Company sold its III-V product line, including all of the outstanding equity interest in KTC Wireless, LLC (KTC), a wholly owned subsidiary of the Company, to IQE KC, LLC and IQE plc pursuant to a Purchase Agreement (the Purchase Agreement) entered into on January 10, 2013, for a net purchase price of $70.2 million and the gain on the sale, net of tax, was $20.4 million. Under the terms of the Purchase Agreement, $55 million was paid to the Company in January 2013, $0.2 million was paid in April 2013 and the remaining $15.0 million will be paid to the Company on the third anniversary of the Closing Date. The Company has recorded the $15.0 million receivable at the discounted value of $14.8 million, at the date of disposition. The Company is accreting this balance over the three year period.
The operating results of the III-V product line prior to the sale are reported within income from discontinued operations, net of tax, in the consolidated statement of operations.
The following table summarizes the results from discontinued operations (in millions) for the nine months ended September 28, 2013:

September 28, 2013
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
The Company uses the specific identification method as a basis for determining cost and calculating realized gains and losses with respect to marketable debt securities. The gross gains and losses realized related to sales and maturities of marketable debt securities were not material during the nine months ended September 27, 2014 and the year ended December 28, 2013.
Investments in available-for-sale marketable debt securities are as follows at September 27, 2014 and December 28, 2013:

	Amortized Cost		Unrealized Gains		Unrealized Losses		Fair Value
	2014	2013	2014	2013	2014	2013	2014	2013
U.S. government and agency backed securities	$59,328,107	$68,970,505	$—	$—	$(275,304)	$(686,113)	$59,052,803	$68,284,392
Corporate debt and certificates of deposit	17,925,335	27,767,513	—	—	(22,228)	(79,370)	17,903,107	27,688,143
Total	$77,253,442	$96,738,018	$—	$—	$(297,532)	$(765,483)	$76,955,910	$95,972,535
The contractual maturity of the Company’s marketable debt securities is as follows at September 27, 2014:

	Less than One year	One to Five years	Greater than Five years	Total
U.S. government and agency backed securities	$11,983,923	$38,898,806	$8,170,074	$59,052,803
Corporate debt and certificates of deposit	14,325,572	2,598,785	978,750	17,903,107
Total	$26,309,495	$41,497,591	$9,148,824	$76,955,910
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
The Company further estimates the amount of OTTI resulting from a decline in the credit worthiness of the issuer (credit-related OTTI) and the amount of non credit-related OTTI. Noncredit-related OTTI can be caused by such factors as market illiquidity. Credit-related OTTI is recognized in earnings while noncredit-related OTTI on securities not expected to be sold is recognized in other comprehensive income (loss). The Company did not record an OTTI for the three and nine months ended September 27, 2014 and September 28, 2013.

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
The following table details the fair value measurements of the Company’s financial assets:

		Fair Value Measurement September 27, 2014 Using:
		Level 1	Level 2	Level 3
Cash and Equivalents	$17,049,083	$17,049,083	$—	$—
U.S. Government Securities	59,052,803	19,118,477	39,934,326	—
Corporate Debt	7,535,888	—	7,535,888	—
Certificates of Deposit	10,367,219	—	10,367,219	—
Vuzix Corporation	1,222,118	1,222,118	—	—
GCS Holdings	181,879	181,879	—	—
	$95,408,990	$37,571,557	$57,837,433	$—

		Fair Value Measurement December 28, 2013 Using:
		Level 1	Level 2	Level 3
Cash and Equivalents	$16,756,666	$16,756,666	$—	$—
U.S. Government Securities	68,284,392	16,542,003	51,742,389	—
Corporate Debt	12,984,331	—	12,984,331	—
Certificates of Deposit	14,703,812	—	14,703,812	—
Vuzix Corporation	1,433,102	1,433,102	—	—
	$114,162,303	$34,731,771	$79,430,532	$—
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
Inventory is stated at the lower of cost (determined on the first-in, first-out) or market and consists of the following at September 27, 2014 and December 28, 2013:

	September 27, 2014	December 28, 2013
Raw materials	$2,171,547	$1,441,569
Work-in-process	1,331,138	1,003,540
Finished goods	419,710	632,946
	$3,922,395	$3,078,055

6.	NET (LOSS) INCOME PER SHARE
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
Weighted average common shares outstanding used to calculate earnings per share are as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Weighted average common shares outstanding-basic	62,646,757	63,542,348	62,606,822	62,620,814
Stock options and non-vested restricted common stock	—	—	—	1,089,019
Weighted average common shares outstanding-diluted	62,646,757	63,542,348	62,606,822	63,709,833
The following were not included in weighted average common shares outstanding-diluted because they are anti-dilutive or performance or market conditions had not been met at the end of the period.

	September 27, 2014	September 28, 2013
Non-vested restricted common stock	3,359,148	1,445,000
Stock options	391,100	708,334
Total	3,750,248	2,153,334
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
During the nine months ended September 27, 2014, the Company's 2010 Equity Plan was amended to increase the number of authorized shares by 1.9 million.
A summary of stock option award activity under the Equity Award plans as of September 27, 2014 and changes during the nine month period then ended is as follows (all options were vested as of September 27, 2014):

	Nine Months Ended September 27, 2014
	Shares	Weighted Average Exercise Price
Balance, December 28, 2013	558,850	$5.09
Options forfeited/canceled	(131,000)	4.97
Options exercised	(36,750)	3.75
Balance, all exercisable, September 27, 2014	391,100	$5.26
The following table summarizes information about stock options outstanding and exercisable at September 27, 2014:

	Options Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding and Exercisable	Weighted Average Exercise Price
$ 3.15—$ 3.50	127,500	$3.49
$ 3.75—$ 3.87	163,600	3.75
$10.00	100,000	10.00
	391,100	5.26
Aggregate intrinsic value on September 27, 2014	$1,700
The weighted average remaining contractual life of the outstanding options is less than one year. The Company has issued warrants to purchase 200,000 shares of the Company’s common stock for $3.49 per share.
Non-Vested Restricted Common Stock
A summary of the activity for non-vested restricted common stock awards as of September 27, 2014 and changes during the nine month period then ended is presented below:

	Shares	Weighted Average Grant Fair Value
Balance, December 28, 2013	2,974,148	$4.25
Granted	573,000	3.97
Forfeited	(50,000)	4.44
Vested	(138,000)	3.28
Balance, September 27, 2014	3,359,148	$4.25
Included within the non-vested restricted common stock table above is 50,000 awards granted for which the performance conditions have yet to be determined and therefore a grant date has not yet been established for the award.  No stock based compensation expense has been recorded relating to this award during the three and nine month period ended September 27, 2014.
Stock-Based Compensation
The following table summarizes stock-based compensation expense within each of the categories below as it relates to non-vested restricted common stock awards for the nine months ended September 27, 2014 and September 28, 2013 (no tax benefits were recognized):

	Nine Months Ended
	September 27, 2014	September 28, 2013
Cost of component revenues	$590,467	$254,642
Research and development	773,106	258,187
Selling, general and administrative	2,191,881	3,136,075
Total	$3,555,454	$3,648,904
Unrecognized compensation expense for non-vested restricted common stock as of September 27, 2014 totaled $4.7 million and is expected to be recognized over a weighted average period of two years.

8.	OTHER ASSETS AND NOTE RECEIVABLE
During the nine month period ended September 27, 2014, the Company wrote-off its $1.3 million investment in Kobrite and recorded approximately $0.1 million of losses in Equity Loss in Unconsolidated Affiliate in the Statement of Operations. Prior to the write-off, the Company accounted for its 12% ownership interest using the equity method. One of the Company’s directors is a member of the Board of Directors of Bright LED, principal investor of KoBrite.

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
The Company typically warrants its products against defect for 12 months. A provision for estimated future costs and estimated returns for credit relating to warranty is recorded in the period when product is shipped and revenue recognized, and is updated as additional information becomes available. The Company’s estimate of future costs to satisfy warranty obligations is based primarily on historical warranty expense experienced and a provision for potential future product failures. Changes in the accrued warranty for the nine months ended September 27, 2014 are as follows:

Balance, December 28, 2013	$716,000
Additions	332,000
Claim and reversals	(332,000)
Balance, September 27, 2014	$716,000

10.	INCOME TAXES
The Company’s tax provision of approximately $44,000 and tax benefit of approximately $62,000 for the three and nine month periods ended September 27, 2014 represent the net movement in estimated foreign withholding on anticipated future remitted earnings of an international subsidiary.
For the three and nine month periods ended September 28, 2013, discontinued operations reflects the gain on the sale of the III-V product line, including all of the outstanding equity interest in KTC Wireless, LLC. The Company applied current period losses to offset the gain on the sale of the III-V product line. The federal tax benefit from the utilization of the net operating losses is shown in the Company's tax provision in the condensed consolidated statement of operations.

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
As of September 27, 2014, the Company has available for tax purposes U.S. federal NOLs of approximately $65.6 million expiring through 2033. The Company has recognized a full valuation allowance on its domestic and certain foreign net deferred tax assets due to the uncertainty of realization of such assets. The Company has not historically recorded, nor does it intend to record the tax benefits from stock awards until realized. Unrecorded benefits from stock awards approximate $10.1 million.
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
The Company’s chief operating decision maker is its Chief Executive Officer. The Company has determined it has two reportable segments, FDD, the manufacturer of its reflective display products for test and simulation products, and Kopin, which is comprised of Kopin Corporation, Kowon, Intoware and eMDT. The following table presents the Company’s reportable segment results (in thousands):

	Three Months Ended
	September 27, 2014			September 28, 2013
	Kopin	FDD	Total	Kopin	FDD	Total

Revenues	$8,541	$991	$9,532	$4,131	$819	$4,950
Net (loss) income attributable to the controlling interest	(4,500)	(469)	(4,969)	9,071	(300)	8,771
Total assets	125,172	1,552	126,725	155,967	3,359	159,326
Long-lived assets	4,856	302	5,158	5,609	582	6,191
The total assets of Kopin is the net of $4.5 million and $3.7 million in intercompany loans to FDD as of September 27, 2014 and September 28, 2013, respectively.

	Nine Months Ended
	September 27, 2014			September 28, 2013
	Kopin	FDD	Total	Kopin	FDD	Total

Revenues	$18,451	$2,720	$21,170	$14,792	$2,556	$17,348
Net (loss) income attributable to the controlling interest	(21,603)	(1,307)	(22,910)	6,234	(1,284)	4,950
During the three and nine month periods ended September 27, 2014 and September 28, 2013, the Company derived its sales from the following geographies (as a percentage of net revenues):

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
United States	68%	36%	56%	60%
Others	3%	4%	1%	1%
Americas	71%	40%	57%	61%
Asia-Pacific	21%	47%	31%	30%
Europe	8%	13%	12%	9%
Total Revenues	100%	100%	100%	100%

12.	LITIGATION
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
Forward Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995, including, without limitation, statements made relating to our expectation that we will continue to pursue other U.S. government development contracts for applications that relate to our commercial product applications; our expectation that we will prosecute and defend our proprietary technology aggressively; our belief that it is important to retain personnel with experience and expertise relevant to our business; our belief that our products are targeted towards markets that are still developing and our competitive strength is creating new technologies; our belief that it is important to invest in research and development to achieve profitability even during periods when we are not profitable; our belief that we are a leading developer and manufacturer of advanced miniature displays; our belief that our products enable our customers to develop and market an improved generation of products; our belief that the technical nature of our products and markets demands a commitment to close relationships with our customers; our belief that our Golden-i industrial reference design will provide for increased worker productivity, safety and improved manufacturing quality; our belief that our ability to develop and expand our wearable technologies and to market and license our wearable technologies will be important for our revenue growth and ability to achieve profitability and positive cash flow; the impact of the timing of development of the market segment for our wearable computing products on our ability to grow revenues; our expectation that we will incur significant development and marketing costs in fiscal year 2014 to commercialize our wearable technologies; our statement that we may make equity investments in companies; our expectation that the cash and marketable debt securities held by Kowon will eventually be remitted back to the U.S.; our expectation that sales of our display products to the U.S government for use in thermal weapon sights with continue through the first six months of 2015; our expectation that revenue will be between $24 million and $28 million for fiscal year 2014; our ability to forecast our revenues and operating results; our expectation that we will have a consolidated net loss in the range of $29 million to $33 million in fiscal year 2014; our expectation that excluding the effects of working capital and other investing and financing activities our cash usage will be between $23 million and $26 million to fund operations for fiscal year 2014; our expectation that the U.S. government will significantly reduce funding for programs through which we sell high margin military products; our inability to predict the amount of funding for research and development by the U.S. government; our belief that a strengthening of the U.S. dollar could increase the price of our products in foreign markets; the impact of new regulations relating to conflict minerals on customer demands and increased costs related to compliance with such regulations; our belief that our future success will depend primarily upon the technical expertise, creative skills and management abilities of our officers and key employees rather than on patent ownership; our belief that our extensive portfolio of patents, trade secrets and non-patented know-how provides us with a competitive advantage in the wearable technologies market; our belief that our ability to develop innovative products enhances our opportunity to grow within our targeted markets; our belief that continued introduction of new products in our target markets is essential to our growth; our expectation that our display products will benefit from further general technological advances in the design and production of integrated circuits and active matrix LCDs, resulting in further improvements in resolution and miniaturization; our belief that our manufacturing process offers greater miniaturization, reduced cost, higher pixel density, full color capability and lower power consumption compared to conventional active matrix LCD manufacturing approaches; our expectation not to pay cash dividends for the foreseeable future and to retain earnings for the development of our businesses; our expectation that we will expend between $2 million and $3 million on capital expenditures over the next twelve months; our expectation that competition will increase; our belief that small form factor displays will be a critical component in the development of advanced wireless communications systems; our belief that wireless handset makers are looking to create products that complement or eventually replace wireless handsets; our belief that general technological advances in the design and fabrication of integrated circuits, LCD technology and LCD manufacturing processes will allow us to continue to enhance our display product manufacturing process; our belief that continued introduction of new products in our target markets is essential to our growth; our belief that our available cash resources will support our operations and capital needs for at least the next twelve months; our expectation that we may be subject to alternative minimum taxes, foreign taxes and state income taxes in 2014; our expectation that the adoption of certain accounting standards will not have a material impact on our financial position or results of operations; our belief that our business is not disproportionately affected by climate change regulations; our belief that our operations have not been materially affected by inflation; and our belief that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations, and cash flows should not be material. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industries in which we operate, management's beliefs, and assumptions made by management. In addition, other written or oral statements, which constitute forward-looking statements, may be made by or on behalf of us. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “could”, “seeks”, “estimates” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements, whether as a result of new information, future events or otherwise. Factors that could cause or contribute to such differences in outcomes and results include, but are not limited to, those discussed below in Item 1A and those set forth in our other periodic filings filed with the Securities and Exchange Commission. Except as required by law, we do not intend to update any forward-looking statements even if new information becomes available or other events occur in the future.

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
Ikanos Consulting Limited (Ikanos) changed its name as of September 30, 2014 and is now known as Intoware Limited (Intoware).
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
The headset reference designs range from a headset which resembles typical eyeglasses but includes audio capabilities allowing the user to communicate with other users to our industrial headset reference design, called Golden-i, which includes an optical pod with one of our display products, a microprocessor, memory and various commercially available software packages that we license, such as Microsoft Windows CE or Android, Nuance Dragon NaturallySpeaking, and Hillcrest Labs motion control. Our headset reference designs typically utilize operating system software we developed and include our proprietary noise cancellation technologies. Certain reference designs include an optical pod which allows the user to view information such as WEB data, technical diagrams, streaming video or face to face communication. When viewing schematics or similar documents the user is capable of zooming-in to see finer details or zooming out to see an entire system perspective. Some headset reference designs have a camera feature which enables the user to stream live video to a remote subject matter expert so that both the user and expert can analyze the issue at the same time.
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
We have three sources of revenues: component revenues, which are our primary source of revenues, research and development (R&D) revenues primarily from contracts issued by branches of the U.S. military and license revenues from our reference designs. To date our license revenues have been de minimis. For the three and nine months ended September 27, 2014, R&D revenues were $0.5 million and $3.0 million, or 0.5% and 14% of total revenues, respectively. This contrasted with $0.1 million and $1.3 million or 1% and 7% of total revenues, respectively, for the corresponding period in 2013.
 Results of Operations
The three and nine month periods ended September 27, 2014 and September 28, 2013 are referred to as 2014 and 2013, respectively. The year ended period December 28, 2013 is referred to as fiscal year 2013.
Revenues. For the three and nine month periods ended September 27, 2014 and September 28, 2013, our revenues, which include component sales and amounts earned from research and development contracts, were as follows (in millions):

	Three Months Ended		Nine Months Ended
Display Revenues by Category	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Military Applications	$5.7	$1.5	$8.3	$7.5
Consumer Applications	0.6	1.7	2.3	4.0
Industrial Applications	1.0	0.5	2.8	1.8
Wearable Applications	1.7	1.2	4.8	2.8
Research & Development	0.5	0.1	3.0	1.3
Total	$9.5	$5.0	$21.2	$17.4
Sales of our products for Military Applications increased in 2014 as compared to 2013 because of an increase in demand from the U.S. government for our products that are used in thermal weapon sights. We expect orders to continue for this program through the first six months of 2015. Consumer Applications primarily represents customers who purchase our products for digital still camera (DSC) applications. We believe the overall market for DSCs has been declining due to the increase in use of cameras in smartphones. Industrial Applications represents customers who purchase display products for use in equipment such as 3D metrology. The increase in Wearable Applications revenues in 2014 as compared to 2013 is as a result of both increased sales to existing customers and obtaining new customers. Wearable Applications represents sales of our components for products that are worn on the body for other than military applications.
We have developed headworn, voice and gesture controlled, hands-free cloud computing reference designs that have an optical pod which includes our microdisplay, a backlight and an optical lens. We refer to the headset reference designs and other technologies we have developed as Kopin Wearable technologies. We offer to license the headset reference designs and sell our components. To date licensing revenues have been di minimis and sales of our components are shown in the table above under Wearable Applications. We believe our ability to develop and expand the Kopin Wearable technologies and to market and license the Kopin Wearable technologies will be important for us to achieve revenue growth, positive cash flow and to achieve profitability. This is the first product that we have developed that has a significant software component. The markets the Kopin Wearable technologies can be used in already have a number of existing product offerings such as ruggedized lap-top computers and tablets. The companies that offer these products are significantly larger than we are. We expect to incur significant development and marketing costs in fiscal year 2014 to commercialize the Kopin Wearable technologies. We currently expect to have revenues of between $24 million and $28 million for fiscal year 2014, however our ability to forecast revenues derived from Kopin Wearable technologies, which may significantly impact our results of operations, is very limited. We currently expect to have a consolidated net loss in the range of $29 million to $33 million in fiscal year 2014 and, excluding the impact of the effects of working capital and other investing and financing activities, we expect cash usage between $23 million and $26 million to fund operations for fiscal 2014.
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
International sales represented 43% and 39% of product revenues for the nine months ended September 27, 2014 and September 28, 2013, respectively. Our international sales are primarily denominated in U.S. currency. Consequently, a strengthening of the U.S. dollar could increase the price in local currencies of our products in foreign markets and make our products relatively more expensive than competitors' products that are denominated in local currencies, leading to a reduction in sales or profitability in those foreign markets. In addition, our Korean subsidiary, Kowon, holds U.S. dollars. As a result, our financial position and results of operations are subject to exchange rate fluctuation in transactional and functional currency. We have not taken any protective measures against exchange rate fluctuations, such as purchasing hedging instruments with respect to such fluctuations, because of the historically stable exchange rate between the Japanese yen, Korean won and the U.S. dollar.

Cost of Component Revenues.

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Cost of component revenues (in millions):	$5.2	$4.6	$13.6	$16.8
Cost of component revenues as a % of net component revenues	57.4%	94.5%	74.6%	104.5%
Cost of component revenues, which is comprised of materials, labor and manufacturing overhead related to the production of our products decreased as a percentage of revenues in 2014 as compared to 2013 due an increase in sales of higher margin products in 2014 and the usage of certain raw materials used in military programs that were previously written-off as excess but were used in the 2014 production. In 2013, we compared forecasted demand for our military programs against inventory on-hand and provided reserves for estimated excess inventory. In the second quarter of 2014, we received additional orders for military products and we have been using the inventory reserved as excess in the fulfillment of the orders.
Research and Development. Research and development (R&D) expenses are incurred in support of internal development programs or programs funded by agencies or prime contractors of the U.S. government and commercial partners. In fiscal year 2014, our R&D expenditures will be related to our display products and wearable technologies. R&D revenues associated with funded programs are presented separately in revenue in the statement of operations. Research and development costs include staffing, purchases of materials and laboratory supplies, circuit design costs, fabrication and packaging of display products, and overhead. For the nine months ended September 27, 2014 and September 28, 2013, R&D expense was as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Funded	$1.0	$0.2	$3.3	$1.0
Internal	3.8	5.4	11.8	12.5
Total research and development expense	$4.8	$5.6	$15.1	$13.5
R&D expense increased in the nine months ended September 27, 2014 as compared to the prior year primarily because of an increase in costs to support customer funded R&D programs.
Selling, General and Administrative. Selling, general and administrative (S,G&A) expenses consist of the expenses incurred by our sales and marketing personnel and related expenses, and administrative and general corporate expenses.

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Selling, general and administration expense (in millions):	$5.0	$5.0	$14.9	$15.7
Selling, general and administration expense as a % of revenues	52.6%	102.0%	70.5%	90.2%
S,G&A expenses are comparable in the third quarter of 2014 to the same quarter in 2013 which reflects an increase in stock compensation expenses being offset by a reduction in patent and certain other expenses.

Other Income and Expense

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Other income and expense (in millions):	$0.5	$1.5	$(0.6)	$0.2
Other income and expense, net, is primarily composed of interest income, foreign currency transaction and remeasurement gains and losses incurred by our Korean and UK-based subsidiaries and gains and losses resulting from the impairment or sale of investments. During the three months ended September 27, 2014 and September 28, 2013, we recorded $0.2 million of foreign currency gains and $0.8 million of foreign currency losses, respectively. For the nine months ended September 27, 2014 and September 28, 2013, we recorded $0.2 million of foreign currency losses.
During the nine months ended September 27, 2014, we recorded an impairment of $1.3 million related to the write-off of our equity investment in KoBrite. During the nine months ended September 28, 2013, we recorded an impairment of $2.5 million related to the write-off of a cost based investment. During the three and nine month periods ended September 28, 2013 we recorded a $1.9 million gain on the sale of our investments in Advanced Semiconductor Company and WIN Semiconductor Corp.
Equity Losses in Unconsolidated Affiliates. For the three and nine months ended September 27, 2014 and September 28, 2013, the equity loss in unconsolidated affiliate consists of our approximate 12% share of the losses of KoBrite, incurred prior to our writing the investment off. During the nine months ended September 27, 2014, we funded the operations of one of our investments. The impact for the three and nine month periods ended September 27, 2014 was approximately $35,000 and $157,000 respectively.
Tax Benefit. For the three and nine months ended September 27, 2014, we recorded tax provision of $44,000 and a tax benefit of $62,000, respectively, compared to a tax benefit of $33,000 and $12.9 million, respectively, for the three and nine months ended September 28, 2013. The tax benefit recorded for the nine month period ended September 28, 2013 was a result of the gain on sale of our discontinued operations. In accordance with U.S. GAAP, intraperiod tax allocation provisions require allocation of a tax expense to the gain on discontinued operations based upon our statutory tax rate. We have net operating loss carryforwards available to offset the tax expense. The benefit of these net operating loss carryforwards is reflected in the tax benefit from continuing operations.  Accordingly, we have recorded a tax expense in discontinued operations and a benefit in continuing operations of $13.1 million.
Net Income Attributable to Noncontrolling Interest. We own approximately 93% of the equity of Kowon, approximately 58% of the equity of Intoware, and 80% of the equity of eMDT. Net loss attributable to noncontrolling interest on our consolidated statement of operations represents the portion of the results of operations of our majority owned subsidiaries which is allocated to the shareholders of the equity interests not owned by us. The change in net income attributable to noncontrolling interest is the result of the change in the results of operations of Kowon, Intoware and eMDT for the three and nine month periods ended September 27, 2014.
Liquidity and Capital Resources
As of September 27, 2014, we had cash and equivalents and marketable securities of $94.0 million and working capital of $91.8 million compared to $112.7 million and $108.4 million, respectively, as of December 28, 2013. The change in cash and equivalents and marketable securities was primarily due to cash provided by investing activities of $17.9 million and the exercise of stock options of $0.1 million, partially offset by net outflow of cash used in operating activities of $17.4 million and the repurchase of our common stock of $0.3 million.
Cash and marketable debt securities held in U.S. dollars:

Domestic	$80,913,424
Foreign	10,557,302
Subtotal cash and marketable debt securities	91,470,726
Cash and marketable debt securities held in other currencies and converted to U.S. dollars	2,534,267
Total cash and marketable debt securities	$94,004,993
We have no plans to repatriate the cash and marketable debt securities held in our foreign subsidiaries FDD and Intoware and, as such, we have not recorded any deferred tax liability with respect to such cash. The operations at our Korean facility, Kowon, have ceased. Kowon has approximately $13.0 million of cash and marketable debt securities which we anticipate will eventually be remitted to the U.S. and, accordingly, we have recorded deferred tax liabilities associated with its unremitted earnings.
We lease facilities located in Westborough, Massachusetts, Santa Clara, California and Scotts Valley, California under non-cancelable operating leases. The Westborough, Santa Clara and the Scotts Valley leases expire in 2023, 2016 and 2015, respectively.
We lease a facility in Dalgety Bay, Scotland which expires in 2016, and also lease two facilities in Nottingham, United Kingdom, which expire in 2016 and 2017.
We expect to expend between $2 million and $3 million on capital expenditures over the next twelve months.
As of September 27, 2014, we had U.S. federal and state tax loss carry-forwards, which may be used to offset U.S. future federal and state taxable income. We also had tax loss carry-forwards generated in our foreign subsidiaries which may be used to offset future foreign taxable income. We may be subject to alternative minimum taxes, foreign taxes and state income taxes depending on our taxable income and sources of taxable income.
Historically, we have financed our operations primarily through public and private placements of our equity securities and cash generated from operations. We believe our available cash resources will support our operations and capital needs for at least the next twelve months.
Seasonality
There has been no seasonal pattern to our sales in fiscal years 2014 and 2013.
Contractual Obligations
The following is a summary of our contractual payment obligations for operating leases as of September 27, 2014:

Contractual Obligations	Total	Less than 1 year		1-3 Years	3-5 years	More than 5 years
Operating Lease Obligations	$6,540,528	$1,248,984	—	$2,363,627	$1,914,833	$1,013,084

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
We invest our excess cash in high-quality U.S. government, government-backed (Fannie Mae, FDIC guaranteed bonds and certificates of deposit) and corporate debt instruments, which bear lower levels of relative risk. We believe that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations, and cash flows should not be material to our cash flows or income. It is possible that interest rate movements would increase our unrealized gain or loss on interest rate securities. We are exposed to changes in foreign currency exchange rates primarily through our translation of our foreign subsidiaries' financial position, results of operations, and transaction gains and losses as a result of non U.S. dollar denominated cash flows related to business activities in Asia and Europe, and remeasurement of U.S. dollars to the functional currency of our U.K. and Kowon subsidiaries. We are also exposed to the effects of exchange rates in the purchase of certain raw materials which are in U.S. dollars but the price on future purchases is subject to change based on the relationship of the Japanese Yen to the U.S. dollar. We do not currently hedge our foreign currency exchange rate risk. We estimate that any market risk associated with our international operations is unlikely to have a material adverse effect on our business, financial condition or results of operation. Our portfolio of marketable debt securities is subject to interest rate risk although our intent is to hold securities until maturity. The credit rating of our investments may be affected by the underlying financial health of the guarantors of our investments. We use silicon wafers but do not enter into forward or futures hedging contracts.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) were effective as of September 27, 2014 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that was conducted during the quarter ended September 27, 2014  that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 6.	Exhibits

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (1)
3.2	Amendment to Certificate of Incorporation (2)
3.3	Amendment to Certificate of Incorporation (2)
3.4	Fourth Amended and Restated By-laws (3)
31.1	Certification of John C.C. Fan, Chief Executive Officer, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) *
31.2	Certification of Richard A. Sneider, Chief Financial Officer, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) *
32.1	Certification of John C.C. Fan, Chief Executive Officer, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) **
32.2	Certification of Richard A. Sneider, Chief Financial Officer, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) **
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Label Linkbase Document*
101.PRE	XBRL Taxonomy Presentation Linkbase Document*

*	Submitted electronically herewith

**	Furnished and not filed herewith

(1)	Filed as an exhibit to Registration Statement on Form S-1, File No. 33-57450, and incorporated herein by reference.

(2)	Filed as an exhibit to Quarterly Report on Form 10-Q for the quarterly period July 1, 2000 and incorporated herein by reference.

(3)	Filed as an exhibit to Current Report on Form 8-K filed on December 12, 2008 and incorporated herein by reference.
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at September 27, 2014 and December 28, 2013, (ii) Consolidated Statements of Operations for the three and nine months ended September 27, 2014 and September 28, 2013, (iii) Consolidated Statement of Comprehensive (Loss) Income for the three and nine months ended September 27, 2014 and September 28, 2013, (iv) Consolidated Statements of Stockholders’ Equity for the nine months ended September 27, 2014, (v) Consolidated Statements of Cash Flows for the nine months ended September 27, 2014 and September 28, 2013, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KOPIN CORPORATION (Registrant)

Date:	November 6, 2014	By:	/S/ John C.C. Fan
John C.C. Fan
President, Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

Date:	November 6, 2014	By:	/S/ RICHARD A. SNEIDER
Richard A. Sneider
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)