Form 10-K
period 2014-12-27
KOPIN CORP
filed 2015-03-12
CIK 771266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 27, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 28, 2014 (the last business day of the registrant's most recent second fiscal quarter) the aggregate market value of outstanding shares of voting stock held by non-affiliates of the registrant was $219,868,655.
As of March 6, 2015, 65,790,407 shares of the registrant’s Common Stock, par value $.01 per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to its 2014 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

Part I
Forward Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995, including, without limitation, statements made relating to our expectation that we will continue to pursue other U.S. government development contracts for applications that relate to our commercial product applications; our expectation that we will prosecute and defend our proprietary technology aggressively; our belief that it is important to retain personnel with experience and expertise relevant to our business; our belief that our products are targeted towards markets that are still developing and our competitive strength is creating new technologies; our belief that it is important to invest in research and development to achieve profitability even during periods when we are not profitable; our belief that we are a leading developer and manufacturer of advanced miniature displays; our belief that our products enable our customers to develop and market an improved generation of products; our belief that that the technical nature of our products and markets demands a commitment to close relationships with our customers; our belief that our Golden-i industrial reference design will provide for increased worker productivity, safety and improved manufacturing quality; our belief that our wearable technology will be embraced by consumers and commercial users and our ability to develop and expand the our wearable technologies and to market and license our wearable technologies will be important for our revenue growth and ability to achieve profitability and positive cash flow; the impact of the timing of development of the market segment for our wearable computing products on our ability to grow revenues; our expectation that we will incur significant development and marketing costs in 2015 to commercialize our wearable technologies; our statement that we may make equity investments in companies; our expectation that the cash and marketable debt securities held by Kowon will eventually be remitted back to the U.S.; our expectation that the U.S. government will significantly reduce funding for programs through which we sell high margin military products; our expectation that unexpected orders fir military products will continue in the first quarter of 2015; our belief that a strengthening of the U.S. dollar could increase the price of our products in foreign markets; the impact of new regulations relating to conflict minerals on customer demands and increased costs related to compliance with such regulations; our belief that our future success will depend primarily upon the technical expertise, creative skills and management abilities of our officers and key employees rather than on patent ownership; our belief that our extensive portfolio of patents, trade secrets and non-patented know-how provides us with a competitive advantage in the wearable technologies market; our belief that our ability to develop innovative products enhances our opportunity to grow within our targeted markets; our belief that continued introduction of new products in our target markets is essential to our growth; our expectation that our display products will benefit from further general technological advances in the design and production of integrated circuits and active matrix LCDs, resulting in further improvements in resolution and miniaturization; our belief that our manufacturing process offers greater miniaturization, reduced cost, higher pixel density, full color capability and lower power consumption compared to conventional active matrix LCD manufacturing approaches; our expectation not to pay cash dividends for the foreseeable future and to retain earnings for the development of our businesses; our expectation that we will expend between $2.0 million and $3.0 million on capital expenditures over the next twelve months; our expectation that competition will increase; our belief that small form factor displays will be a critical component in the development of advanced wireless communications systems; our belief that wireless handset makers are looking to create products that complement or eventually replace wireless handsets; our belief that general technological advances in the design and fabrication of integrated circuits, LCD technology and LCD manufacturing processes will allow us to continue to enhance our display product manufacturing process; our belief that continued introduction of new products in our target markets is essential to our growth; our belief that our available cash resources will support our operations and capital needs for at least the next twelve months; our expectation that we will have taxes based on federal alternative minimum tax rules and on our foreign operations in 2015; our expectation that we will have a state tax provision in 2015; our expectation that the adoption of certain accounting standards will not have a material impact on our financial position or results of operations; our belief that our business is not disproportionately affected by climate change regulations; our belief that our operations have not been materially affected by inflation; and our belief that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations, and cash flows should not be material. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industries in which we operate, management's beliefs, and assumptions made by management. In addition, other written or oral statements, which constitute forward-looking statements, may be made by or on behalf of us. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “could”, “seeks”, “estimates”, and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements, whether as a result of new information, future events or otherwise. Factors that could cause or contribute to such differences in outcomes and results include, but are not limited to, those discussed below in Item 1A and those set forth in our other periodic filings filed with the Securities and Exchange Commission. Except as required by law, we do not intend to update any forward-looking statements even if new information becomes available or other events occur in the future.

Item 1.	Business
Introduction

On January 16, 2013, we completed the sale of our III-V product line, including all of the outstanding equity interest in KTC Wireless, LLC (KTC), a wholly-owned subsidiary of the Company, to IQE KC, LLC (IQE) and IQE plc (Parent, and collectively with IQE, the Buyer). Our III-V products primarily consisted of our Gallium Arsenide-based HBT transistor wafers. The aggregate purchase price was approximately $75 million, subject to certain adjustments, including working capital adjustments and escrow. Upon agreement of the final working capital and other adjustments the net purchase price was $70.2 million, and the gain on the sale, net of tax, was $20.1 million. Under the terms of the Purchase Agreement, $55 million was paid to us in January 2013, $0.2 million was paid in April 2013 and the remaining $15 million is scheduled to be paid to us on the third anniversary of the Closing Date. We have revised the prior period amounts in our consolidated financial statements for the impact of the sale of the III-V product line, which is reflected as discontinued operations.

We were incorporated in Delaware in 1984 and are a leading inventor, developer, manufacturer and seller of Wearable technologies which include components and concept systems. The components that we sell consist of our proprietary miniature active-matrix liquid crystal displays (AMLCD), liquid crystal on silicon (LCOS) displays, optical lenses and application specific integrated circuits (ASICs). Our concept systems are focused on the emerging market for head-worn, hands-free voice and gesture controlled wireless computing and communication devices. These devices include our components and a variety of commercially available software packages such as Microsoft Windows CE, Android, Nuance Dragon NaturallySpeaking and Hillcrest Labs with our proprietary software. Our business model includes both selling our components or licensing our concept systems to branded OEM customers who wish to develop and market head-worn products for both mobile enterprise and consumer applications.

Our components consist of our proprietary high performance, transmissive AMLCDs and reflective LCOS micro-displays offered in a variety of resolutions and sold separately or in various configurations with optical lenses and electronics contained in either plastic or metal housings. Our micro-displays, when combined with our specialized optics, provide the appearance to the user of being “normal’ size, as if viewing the content on a laptop or tablet. Our micro-displays are designed and manufactured by us. Our optical lenses are either developed by us or licensed from others and are manufactured for us. Our ASICs, which are used to control our micro-displays, are designed by us and manufactured by foundries. Current products which include our miniature, high performance, high resolution AMLCDs are military devices, such as thermal weapon sights, Wearable computing devices for consumer and enterprise applications, such as recreational drones and headset, and consumer devices such as digital cameras; and devices that are capable of accessing the Internet or digital storage devices for viewing data or video. When our reflective display products are configured as spatial light modulators, the applications include industrial equipment for 3D Automated Optical Inspection and training simulation equipment. We have sold our AMLCD products to Raytheon Company, DRS RSTA Inc., BAE Systems (directly and through a third party QiOptiq), and ITT for use in military applications and to Samsung Electronics Co., Ltd. (Samsung), Eastman Kodak Company (Kodak), Olympus Corporation (Olympus) and Fuji Corporation (Fuji) for digital still cameras and to Motorola and others for Wearable devices.
For fiscal years 2014, 2013 and 2012, significant display customers are shown below. The caption “Military Customers in Total” in the table below excludes research and development contracts. We sell our displays to Japanese customers through Ryoden Trading Company. (“*” denotes that the customer's revenues were less than 10% of our total company revenues)

	Percent of Total Revenues
Customer	2014	2013	2012
Military Customers in Total	45%	38%	57%
Raytheon Company	26%	14%	22%
Google Inc.	11%	*	*
DRS RSTA Inc.	*	*	21%
Ryoden Trading Company	*	18%	12%
U.S. Government funded research and development contracts	4%	10%	10%

Our fiscal year ends on the last Saturday in December. The fiscal years ended December 27, 2014, December 28, 2013, and December 29, 2012 are referred to herein as fiscal years 2014, 2013 and 2012, respectively. Our principal executive offices are located at 125 North Drive, Westborough, Massachusetts. Our telephone number is (508) 870-5959.

Industry Overview
Wearable Computing/Communicating
Multiple billions of dollars of worth of wireless hand-held devices, mainly smart phones and tablets, are sold annually for communication, data input, storage and retrieval, accessing the Internet, and other purposes. A new category of “wearable” derivative wireless devices is emerging that includes head-worn devices, Smart Watches, and Bluetooth headsets which allow the user to more easily control and use their smart phone or tablet’s display screen, voice and text communication features without needing to hold the smart phone or tablet itself. This emerging category of Wearable devices can be used for hundreds of different applications by both enterprise workers and consumers, bringing ever-increasing productivity and convenience. With the continuing advances in smart phone capabilities, both workers and consumers now have access to all of their files, the Internet, phone, e-mail etc. via their smart phone, enabling an “always connected” work-style and lifestyle. We believe that advances in wearables will continue to make the “always connected” life increasingly convenient and more productive by providing easier access to and control of the information accessible through our electronic devices.

Wearable computing products also include body-worn devices such as scanners and terminals which are sold to enterprise markets to improve worker productivity. The user interface for these devices is typically either a key pad or a touch screen. Some Wearable products include voice recognition software as an additional feature to allow the user to navigate the device’s interface “hands-free” instead of using a traditional mouse, touch screen or keypad. We believe wireless smartphone makers are looking to create products that work as a complement to the smartphone or to eventually replace the smartphone with more convenient configurations. Wireless network companies are encouraging the development of more products that utilize their network capacity and other companies are developing products which provide continuous access to social media outlets. In order for the markets for these new products to develop, further advances in the devices and application software will be required. Device improvements include smaller higher resolution displays, lower power processors, longer-life batteries, compact optics and software including voice recognition and noise cancellation. In order for the market for these devices to grow, application software must be developed that exploit their new features and functions.

Our Solution
Kopin Wearable Technology
Kopin Wearable technology includes proprietary hardware technologies and software which can be integrated to create wearable products and reference designs which use voice as the primary user interface and through the use of wireless technologies can contact other users or information from the cloud. The headset reference designs range from a consumer-oriented headset which resembles typical eyeglasses but include voice and audio capabilities allowing the user to communicate with other users to our industrial headset reference design, called Golden-i, which is essentially a complete head-worn computer that includes an optical pod with one of our display products, a microprocessor, battery, camera, memory and various commercially available software packages that we license, such as Microsoft Windows CE or Android, Nuance Dragon NaturallySpeaking, and Hillcrest Labs motion control. Our headset reference designs utilize operating system software we developed and may include our proprietary noise cancellation technologies. The optical pod allows enterprise users to view information such as WEB data, technical diagrams, streaming video or face-to-face communication and consumer users to view information such as emails, text messages, maps or biometric data at a comfortable “normal” size because of our specialized optics. When viewing certain information the user is capable of zooming in to see finer details or zooming out to see a larger perspective. Some headset reference designs have a camera feature which enables the consumer and enterprise users to take pictures or stream live video to a remote subject matter expert so that both the user and expert can analyze an issue at the same time and collaboratively identify and implement a solution.

We believe Kopin’s Wearable technology will enable easier and more convenient access to the content individuals carry in their smartphones or “in the cloud” and will be embraced by both consumers and commercial users. For commercial users, we believe increased productivity, safety and improved manufacturing quality through more efficient issue resolution and improved communication will drive adoption. Kopin Wearable reference designs are targeted for markets where the user needs a much greater range of functionality than is typically provided by wireless devices such as handsets, smart phones, tablets or Bluetooth headsets and either due to the requirements of their usage patterns, occupation, or for improved productivity the user is better served with voice recognition as the primary interface as opposed to a touch screen or keyboard.

Display Products
Small form factor displays are used in military, consumer electronic and industrial products such as thermal weapon sights, digital cameras, training and simulation products and metrology tools. We expect the market for wireless communications devices, including personal entertainment systems, will continue to grow. In order for this market to develop, advances and investment in wireless communications systems such as greater bandwidth and increased functionality will be necessary. We believe small form factor displays will be a critical component in the development of advanced mobile wireless communications systems as these systems must provide high resolution images without compromising the portability of the product.

There are several display technologies commercially available including transmissive, reflective and emissive. The most commonly used technology in portable applications is based on the traditional liquid crystal display, or LCD, which is now in widespread use. These displays form an image by either transmitting or reflecting light emitted from a source located either behind or in front of the LCD. The principal LCD technologies are passive and active matrix.

•
Passive Matrix Liquid Crystal Display.    These displays are primarily used in calculators, simple watches and wireless handsets because of their relatively low cost and low power consumption. Their relatively low image quality, slow response time and limited viewing angle, however, make them inadequate for many demanding applications.

•
Active Matrix Liquid Crystal Display.    These displays are used primarily in wireless handsets, tablets, laptop computers, televisions and projection systems. In contrast to passive matrix LCDs, color active matrix LCDs incorporate three transistors at every pixel location. This arrangement allows each sub-pixel to be turned on and off independently which improves image quality and response time and also provides an improved side-to-side viewing angle of the display.

Our principal display products are miniature high density color or monochrome Active Matrix Liquid Crystal Displays (AMLCDs) with resolutions which range from approximately 320 x 240 resolution to 2048 x 2048 resolution sold in either a transmissive or reflective format. We sell our displays individually, in a module which includes a single display, backlight and optics in a plastic housing, for consumer applications or in a Higher-Level Assembly (HLA) which contains a display, light emitting diode based illumination, optics, and electronics in a sealed housing, for commercial and military applications.

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

Our proprietary technology enables the production of transparent circuits on a transparent substrate, in contrast to conventional silicon circuits, which are on an opaque substrate. Our CyberDisplay products' imaging properties are a result of the formation of a liquid crystal layer between the active matrix integrated circuit glass and the transparent cover glass. We believe our manufacturing process offers several advantages over conventional active matrix LCD manufacturing approaches with regard to small form factor displays, including:

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

For military applications of our CyberDisplay, the display is fabricated, tested and incorporated into a HLA. We offer a variety of models with varying levels of complexity but common to all is our display, illuminations source, optics and electronics in a sealed unit.

Our reflective LCOS displays products are miniature high density dual mode color sequential/monochrome reflective micro displays with resolutions which range from approximately 1280 x 720 pixels (720P) resolution to 2048 x 1536 pixels (QXGA) resolution. These displays are manufactured at our facility in Scotland, U.K. Our reflective displays are based on a proprietary, very high-speed, ferroelectric liquid crystal on silicon (FLCOS) platform. Our digital software and logic based drive electronics combined with the very fast switching binary liquid crystal enables our micro display to process images purely digitally and create red, green and blue gray scale in the time domain. This architecture has major advantages in visual performance over other liquid crystal, organic light-emitting diode and MEMS based technologies: precisely controlled full color or monochrome gray scale is achieved on a matrix of undivided high fill factor pixels, motion artifacts are reduced to an insignificant level and there are no sub-pixels, no moving mirrors and no analog conversions to detract from the quality of the image.

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
Strategy
Our strategy is to invent, develop, manufacture and sell the leading-edge critical components that enable our customers to create differentiated products in their respective markets that enable a better “always connected” experience. The core components we provide are: displays, optics, backlights, and ASIC’s along with core system software, noise cancellation software and compact system designs. We have developed several headset concept designs which use voice and gesture control as the primary interface between the user and the headset. The headset can send and receive both audio and video over wireless networks which allows for two-way communication with anyone with a phone or other type of communications device. The headset concept designs are run by software that we either developed internally or license from third parties. The video, documents and similar information (for example diagrams) are shown in an optical pod which is part of the device. The optical pod is comprised of one of our micro display products and other components (backlight, optical lens and Application Specific Integrated Circuits (ASIC) which are either made to our specifications or are standard parts that we purchase. Some of the concept designs have a camera feature which allows the user to send video to a remote third party. Our business model is to enable our customers to move into the market quickly by either licensing our concept designs and entering into agreements for the sale of our components or just selling our components separately. We offer our products to developers and manufacturers of enterprise products, military products, consumer electronic products, 3d metrology equipment and to manufacturers of the next generation of mobile devices. The critical elements of our strategy include:

•
Broad Portfolio of Intellectual Property. We believe that our extensive portfolio of patents, trade secrets and non-patented know-how provides us with a competitive advantage in the wearable computing industry and we have been accumulating, either by internal efforts or through acquisition, a significant patent and know-how portfolio. We own, exclusively license or have the sole right to sublicense more than 250 patents issued and pending worldwide. An important piece of our strategy is to continue to accumulate valuable patented and non-patented technical know-how relating to our micro displays as well as other critical technologies for advanced wearable services.

•
Maintain Our Technological Leadership.  We are a recognized leader in the design, development and manufacture of high resolution micro displays and modules which incorporate our micro displays with backlights, optic and ASICs and we believe our ability to develop components, software and noise cancelling technology and innovative concept system designs enhances our opportunity to grow within our targeted markets. By continuing to invest in research and development, we are able to add to our expertise as a system and components supplier for our OEM customers, and we intend to continue to focus our development efforts on proprietary wearable computing systems.

•
Develop Headset Concept Systems. The Wearable device market is just beginning and part of our strategy is to develop headset concept systems in order to facilitate for our customers the design-in process of our components into their finished products. We believe our understanding of the issues associated with our customers’ products and our ability to help them optimize their product offering has been an important reason we have previously been successful in developing customer relationships. Our strategy is to licenses our concept systems to companies that wish to offer products for the wearable market and then sell them critical components including display, backlights, optics and ASICs products or we may just sell them the critical components. We believe our system know-how is a compelling reason customers choose us as their supplier.

•
Strong U.S. Government Program Support. We perform under research and development contracts with U.S. government agencies, such as the U.S. Night Vision Laboratory and the U.S. Department of Defense. Under these contracts, the U.S. Government funds a portion of our efforts to develop next-generation micro display related technologies. This enables us to supplement our internal research and development budget with additional funding.

Markets and Customers
Wearable products
Our business model is to generate revenues by licensing, for a royalty fee, our concept designs and know-how, which includes the operating software and patented product designs, and selling components to customers who develop and manufacture, or distribute, products based on our technology. We may also receive development fees from customers to help them integrate our technology into their products.
Display Products
We currently sell our display products to our customers as either a single display component, as a module which includes a lens, backlight, focus mechanism and electronics, or as higher level assemblies or HLA for military customers. A HLA is similar to a module but includes additional components such as an eye cup specific to a military application. We have sold our AMLCD products to Raytheon Company, DRS RSTA Inc., BAE Systems (directly and through a third party QiOptiq), L-3 Communications, Northrop Grumman, Rockwell Collins, THALES, Elbit Systems, FLIR Systems and ITT for use in military applications and to Samsung Electronics Co., Ltd. (Samsung), Eastman Kodak Company (Kodak), Olympus Corporation (Olympus) and Fuji Corporation (Fuji) for digital still cameras and to Motorola and others for Wearable devices.

In order for our display products to function properly in their intended applications, ASICs generally are required. Several companies have designed ASICs to work with our display products and our customers can procure these chip sets directly from the manufacturer or through us.

For fiscal years 2014, 2013 and 2012, sales to military customers, excluding research and development contracts, as a percentage of total revenue were 45%, 38% and 57%, respectively.

For fiscal years 2014, 2013 and 2012, research and development revenues, primarily from multiple contracts with various U.S. governmental agencies, accounted for approximately 15%, 10% and 10%, respectively, of our total revenues.

For additional information with respect to our operating segments including sales and geographical information, see Note 15 to our financial statements for the year ended December 27, 2014, included with this Annual Report on Form 10-K.
Sales and Marketing

Our strategy is to license our headset concept designs to customers who will develop end user products that include our components and software. Our concept designs are still in the development stage and our marketing strategy has been primarily focused on establishing partnerships with leading companies in specific markets in order to understand their product requirements.

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

Our design and engineering staff are actively involved with customers during all phases of prototype design and production by providing engineering data, up-to-date product application notes, regular follow-up and technical assistance. In most cases, our technical staff work with each customer in the development stage to identify potential improvements to the design of the customer's product in parallel with the customer's effort. We have established a prototype product design group in Scotts Valley, California to assist our military product customers and in Santa Clara, California to assist our wearable product customers. These groups assist customers with incorporating our technologies and products into our customer's products and to accelerate the design process, achieving cost-effective and manufacturable products, and ensuring a smooth transition into high volume production. Our group in Scotts Valley is also actively involved with research and development contracts for military applications.
Product Development

We believe that continued introduction of new products in our target markets is essential to our growth. Our commercial products tend to have one to three year life cycles. We have assembled a group of highly skilled engineers who work internally as well as with our customers to continue our product development efforts. For the headset concept designs we develop optics, ASICs, software and housings using both internal and external resources. For fiscal years 2014, 2013, and 2012 we incurred total research and development expenses of $20.7 million, $17.5 million and $14.3 million, respectively.
Component Products
Our display product development efforts are focused towards continually enhancing the resolution, performance and manufacturability of our display products. A principal focus of this effort is the improvement of manufacturing processes for very small active matrix pixels with our eight-inch manufacturing line, which we are using for our most advanced display products. The pixel size of our current transmissive display products ranges from 6.8 to 15 microns. These pixel sizes are much smaller than a pixel size of approximately 100 microns in a typical laptop computer display. The resolutions of our current commercially available display products are 320 x 240, 432 x 240, 640 x 480, 854 x 480, 800 x 600, 1,024 x 768, 1,280 x 1,024 and 2,048 x 1,536 pixels. In addition, we have demonstrated 2,048 x 2,048 resolution displays in a 0.96-inch diagonal size. We are also working on further decreasing the power consumption of our display products. The pixel size of our current reflective display products ranges from 8.2 to 13.6 microns. The resolutions of our current commercially available reflective display products are 1,280 x 768, 1,280 x 1,024 and 2,048 x 1,536 pixels. Additional display development efforts include expanding the resolutions offered, increasing the quantity of display active matrix pixel arrays processed on each wafer by further reducing the display size, increasing the light throughput of our pixels, increasing manufacturing yields, and increasing the functionality of our HLA products.

We offer components such as optical lenses, back lights and ASICs that we have made to our specifications or are standard items that we buy and resell. The components that are made to order include either intellectual property we developed or licensed from third parties.
Headset Concept Design Products
Our headset concept design efforts are primarily focused on operating, application and noise cancellation software development, improving the optics in the display pod and reducing the size and power consumption of the unit and improving the overall fit and style of the concept design.
Funded Research and Development

We have entered into various development contracts with agencies and prime contractors of the U.S. government and commercial customers. These contracts help support the continued development of our core technologies. We intend to continue to pursue development contracts for applications that relate to our commercial and military product applications. Our contracts certain milestones relating to technology development and may be terminated prior to completion of funding. Our policy is to retain our proprietary rights with respect to the principal commercial applications of our technology. To the extent technology development has been funded by a U.S. federal agency, under applicable U.S. federal laws the federal agency has the right to obtain a non-exclusive, non-transferable, irrevocable, fully paid license to practice or have practiced this technology for governmental use. For our commercial development agreements customers often obtain exclusive rights to a particular display or technology that is developed either permanently or for some period of time. Revenues attributable to research and development contracts for fiscal years 2014, 2013 and 2012 totaled $4.9 million, $2.3 million and $3.3 million, respectively.
Competition
Component Products

The commercial display market is highly competitive and is currently dominated by large Asian-based electronics companies including AUO, Himax, LG Display, Samsung, Sharp, Seiko and Sony. The display market consists of multiple segments, each focusing on different end-user applications applying different technologies. Competition in the display field is based on price and performance characteristics, product quality and the ability to deliver products in a timely fashion. The success of our display product offerings will also depend upon the adoption of our display products by consumers as an alternative to traditional active matrix LCDs and upon our ability to compete against other types of well-established display products and new emerging display products. Particularly significant is the consumer's willingness to use a near eye display device, as opposed to a direct view display which may be viewed from a distance of several inches to several feet. We cannot be certain that we will be able to compete against these companies and technologies, or that the consumer will accept the use of such eyewear in general or our partners' form factor specifically.

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

There are many companies whose sole business is the development and manufacture of optical lenses, backlights, ASICs and software. These companies may have significantly more intellectual property and experience than we do in the design and development of these components. We do not manufacture optical lenses, backlights, or ASICs but we either have them made to our specifications or buy standard off-the-shelf products.

Headset Concept Design Products
The markets our headset concept designs are targeted at currently use smartphones, laptop computers, personal computers, tablets, ruggedized portable computers referred to as "tough books”, and a variety of hand-held devices. This market is extremely competitive and is served by companies such as Panasonic, Toshiba, Dell, HTC, Hewlett Packard, Apple, Sony and Samsung. These companies are substantially larger than Kopin from revenue, cash flow and asset perspectives.

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

The process of seeking patent protection can be time consuming and expensive and we cannot be certain that patents will be issued from currently pending or future applications or that our existing patents or any new patents that may be issued will be sufficient in scope or strength to provide meaningful protection or any commercial advantage to us. We may be subject to or may initiate interference proceedings in the United States Patent and Trademark Office, which can demand significant financial and management resources. Patent applications in the United States typically are maintained in secrecy until they are published about eighteen months after their earliest claim to priority; and since publication of discoveries in the scientific and patent literature lags behind actual discoveries, we cannot be certain that we were the first to conceive of inventions covered by pending patent applications or the first to file patent applications on such inventions. We cannot be certain that our pending patent applications or those of our licensor's will result in issued patents or that any issued patents will afford protection against a competitor. In addition, we cannot be certain that others will not obtain patents that we would need to license, circumvent or cease manufacturing and sales of products covered by these patents, nor can we be sure that licenses, if needed, would be available to us on favorable terms, if at all.

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

We are also subject to federal International Traffic in Arms Regulations (ITAR) laws which regulate the export of technical data and export of products to other nations which may use these products for military purposes. The failure to comply with present or future regulations could result in fines being imposed on us, suspension of production, or a cessation of operations. Any failure on our part to control the use of, or adequately restrict the discharge of, hazardous substances, or otherwise comply with environmental regulations, could subject us to significant future liabilities. Any failure on our part to obtain any required licenses for the export of technical data and/or export of our products or to otherwise comply with ITAR, could subject us to significant future liabilities. In addition, we cannot be certain that we have not in the past violated applicable laws or regulations, which violations could result in required remediation or other liabilities.

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

In April 2013, the Company acquired 51% of the outstanding stock of eMDT America, Inc. (eMDT), a private company, for $0.4 million and began consolidating eMDT into our financial statements in April of that year. During the second quarter of 2014, the Company paid approximately $0.3 million to acquire an additional 29% ownership in eMDT.

We own 58% of Intoware Ltd. (Intoware), a private company, located in the United Kingdom (formerly known as Ikanos Consulting Ltd). We acquired our interest in Intoware through two equity purchases in 2012 which totaled $3.2 million. We began consolidating Intoware into our financial statements on July 1, 2012.

We had a 12% interest in KoBrite, and accounted for our ownership interest using the equity method. We recorded equity losses from our investment in KoBrite of $0.1 million, $0.4 million and $0.6 million in fiscal years 2014, 2013 and 2012, respectively. During the quarter ended June 28, 2014, the Company wrote off its $1.3 million investment in Kobrite.

We had a 23% interest in Ask Ziggy which we accounted for under the equity method. As of year ended December 28, 2013, we determined the investment was impaired and we wrote off our investment. The Company continued to fund Ask Ziggy during the year ended December 27, 2014.

On January 16, 2013, we completed the sale of our III-V product line, including all of our interest in Kopin Taiwan Corp (KTC). Previously we owned approximately 90% of KTC and consolidated the financial statements of KTC as part of our financial statements. The Buyer renamed KTC to IQE Taiwan. One of our Directors is a chairman of IQE Taiwan and owns approximately 1% of the outstanding common stock of IQE Taiwan.

We may from time to time make further equity investments in these and other companies engaged in certain aspects of the display, electronics, optical and software industries as part of our business strategy. In addition, the wearable computing product market is relatively new and there may be other technologies we need to invest in to enhance our product offering. These investments may not provide us with any financial return or other benefit and any losses by these companies or associated losses in our investments may negatively impact our operating results. Certain of our officers and directors have invested in some of the companies we have invested in.
Employees

As of December 27, 2014, our consolidated business employed 197 full-time individuals and 1 part-time individual. Of these, 11 hold Ph.D. degrees in Material Science, Electrical Engineering or Physics. Our management and professional employees have significant prior experience in semiconductor materials, device transistor and display processing, manufacturing and other related technologies. However, our employees are located in the U.S., Europe and Asia and the laws regarding employee relationships are different by jurisdiction. None of our employees are covered by a collective bargaining agreement. We consider relations with our employees to be good.
Sources and Availability of Raw Materials and Components

We rely on third party independent contractors for certain integrated circuit chip sets and other critical raw materials such as special glasses, wafers and chemicals. In addition, our higher-level CyberDisplay assemblies, binocular display module, and other modules include lenses, backlights, printed circuit boards and other components that we purchase from third party suppliers. Some of these third party contractors and suppliers are small companies with limited financial resources. In addition, relative to the commercial market, the military buys a small number of units which prevents us from qualifying and buying components economically from multiple vendors. As a result, we are highly dependent on a select number of third party contractors and suppliers.

In addition, we also are subject to rules promulgated by the Securities Exchange Commission (SEC) in 2012 pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 that require us to conduct due diligence on and disclose if we are able to determine whether certain materials (including tantalum, tin, gold and tungsten), known as conflict minerals, that originate from mines in the Democratic Republic of the Congo or certain adjoining countries (DRC), are used in our products. The DRC minerals report for a calendar year is due by the second quarter of the next calendar year and we are conducting appropriate diligence measures to comply with such requirements.
Web Availability

We make available free of charge through our website, www.kopin.com, our Annual Reports on Form 10-K and other reports that we file with the Securities and Exchange Commission, as well as certain of our corporate governance policies, including the charters for the Board of Directors' audit, compensation and nominating and corporate governance committees and our code of ethics, corporate governance guidelines and whistleblower policy. We will also provide to any person without charge, upon request, a copy of any of the foregoing materials. Any such request must be made in writing to us, c/o Investor Relations, Kopin Corporation, 125 North Drive, Westborough, MA, 01581.
Executive Officers of the Registrant

The following sets forth certain information with regard to our executive officers as of March 7, 2015 (ages are as of December 27, 2014):

John C.C. Fan, age 71		Bor-Yeu Tsaur, age 59
•	President, Chief Executive Officer and Chairman	•	Executive Vice President—Display Operations
•	Founded Kopin in 1984	•	Joined Kopin in 1997

Richard A. Sneider, age 54		Michael Presz, age 61
•	Treasurer and Chief Financial Officer	•	Vice President—Government Programs and Special Projects
•	Joined Kopin in 1998	•	Joined Kopin in 1994

Hong Choi, age 63
•	Vice President and Chief Technology Officer
•	Joined Kopin in 2000

Item 1A.	Risk Factors
We have experienced a history of losses and have a significant accumulated deficit. In addition we have had negative cash flow from operating activities in 2014 and 2013 and we expect to have negative cash flow from operating activities in 2015.  Since inception, we have incurred significant net operating losses. As of December 27, 2014, we have an accumulated deficit of $175.9 million. At December 27, 2014 and December 28, 2013, we had $90.9 million and $112.7 million of cash and equivalents and marketable securities, respectively. The decline in our cash and equivalents and marketable securities is partially a result of our research and development investments in Wearable products. Our products are targeted towards the wearable market which we believe is still developing and our competitive strength is creating new technologies. Accordingly we believe it is important to continue to invest in research and development even during periods when we are not profitable. Our philosophy and strategies may result in our incurring losses from operations and negative cash flow.

The market segment for our Wearable products may not develop or may take longer to develop than we anticipate which may impact our ability to grow revenues. We have developed head-worn, voice and gesture controlled, hands-free cloud computing headset concept designs which we intend to license to customers and various components for wearable devices which we intend to sell to customers. We also plan to sell our display and other components either as part of the license arrangement. We refer to our headset concept designs and components as our Wearable products. Our success will depend on the acceptance of wearable products by consumers and in particular the widespread adoption of the headset format. We are unable to predict when or if consumers will adopt wearable products. Customers may determine that the headset is not comfortable, weighs too much, costs too much or provides too little functionality. In addition, the wearable headset products may be accepted by consumers but manufactures may choose to offer our competitors products or products which do not have our components in them. Our success in commercializing our Wearable products is very important in our ability to achieve positive cash flow and profitability. If we are unable to commercialize our wearable computing products we may not be able to increase revenues, achieve profitability or positive cash flow.

Our revenues and cash flows could be negatively affected if sales of our Display products for military applications significantly decline.     The U.S. federal government has incurred and is expected to continue to incur large federal budget deficits and the U.S. federal government has passed legislation to reduce spending on military programs. In addition, in 2013 some of our customers decided to purchase display products from our competitors for programs which we were previously the sole supplier. We expected 2014 revenues and the resulting cash flow from sales to military customers to decline. In the second quarter of 2014, we received unexpected orders for military products which resulted in additional military revenues in the third and fourth quarter of 2014. We expect those revenues to continue in the first quarter of 2015. We received the orders because a competitor was unable to deliver qualified products. We have been informed that the competitor has made improvements to their products and they are being qualified by our customers. Our ability to generate revenues and cash flow from sales to the U.S. military is dependent on our display products being qualified in new U.S. military programs and or remaining qualified in existing US military programs and the U.S. military funding these new and existing programs. Our ability to generate revenues and cash flow from sales to the U.S. military is also dependent on winning contracts in competition against our competitors. If we are unable to be qualified into new U.S. military programs, remain qualified in existing programs, win orders against our competition or military programs are not funded our ability to generate revenues, achieve profitability and positive cash flow will be negatively impacted.

We depend on third parties to provide integrated circuit chip sets and critical raw materials for use with our headset concept design and display products and we periodically receive “end of life” notices from suppliers that they will no longer be providing a raw material.  We do not manufacture the integrated circuit chip sets which are used to electronically interface between our display products and our customer's products. Instead, we rely on third party independent contractors for these integrated circuit chip sets. We purchase critical raw materials such as special glasses, wafers, adhesives, chemicals, lenses, backlights, printed circuit boards and other components from third party suppliers. Some of these third party contractors and suppliers are small companies with limited financial resources. In addition, relative to the commercial market, the military buys a small number of units which prevents us from qualifying and buying components economically from multiple vendors. We periodically receive notices from suppliers of our critical raw materials that they are will stop selling the raw materials. This requires us to identify another raw material to replace the discontinued one. We then have to internally re-qualify the display with the new material and we may be required to re-qualify the display with our customer. If any of these third party contractors or suppliers were unable or unwilling to supply these integrated circuit chip sets or critical raw materials to us, we would be unable to manufacture and sell our display products until a replacement material could be found. We may not be able to find a replacement material or if we are able to find a replacement material we may be unable to sell our products until they have been qualified both internal and with the customer. The U.S. military is expected to reduce its purchases which may result in lower demand for our products. Lower volume purchases may make it uneconomical for some of our suppliers to provide raw materials we need. We cannot assure investors that a replacement third party contractor or supplier could be found on reasonable terms or in a timely manner. Any interruption in our ability to manufacture and distribute our display products could cause our display business to be unsuccessful and the value of investors' investment in us may decline.

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
The individual components that we offer for sale (displays, optical lenses, backlights and ASICs) are also offered by companies whose sole business is the individual component. For example, there are companies whose sole business is to sell optical lenses. Accordingly, our strategy requires us to develop technologies and to compete in multiple markets. Some of our competitors are much larger than we are and have significantly greater financial, development and marketing resources than we do. The competition in these markets could adversely affect our operating results by reducing the volume of the products we sell or the prices we can charge. These competitors may be able to respond more rapidly than we can to new or emerging technologies or changes in customer requirements. They may also devote greater resources to the development, promotion and sale of their products than we do.

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

Disruptions of our production of our Display products would adversely affect our operating results.    If we were to experience any significant disruption in the operation of our facilities, we would be unable to supply our display products to our customers. Many of our sales contracts include financial penalties for late delivery. In the past, we experienced several power outages at our facilities which ranged in duration from one to four days. Additionally, as we introduce new equipment into our manufacturing processes, our display products could be subject to especially wide variations in manufacturing yields and efficiency. We may experience manufacturing problems that would result in delays in product introduction and delivery or yield fluctuations. We are also subject to the risks associated with the shortage of raw materials used in the manufacture of our products.

Our ability to manufacture and distribute our Display products would be severely limited if the foundries that we rely on to manufacture integrated circuits for our Display products fail to provide those services.    We depend principally on a Taiwanese foundry for the fabrication of integrated circuits for our display products. We have no long-term contracts with this foundry and from time to time we have been put on allocation which means the foundry will limit the amount of wafers they will process for us. If the foundry was to terminate its arrangement with us or become unable to provide the required capacity and quality on a timely basis, we may not be able to manufacture and ship our display products or we may be forced to manufacture them in limited quantities until replacement foundry services can be obtained. Furthermore, we cannot assure investors that we would be able to establish alternative manufacturing and packaging relationships on acceptable terms.

Our reliance on this foundry involves certain risks, including but not limited to:

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

Due to natural disasters such as earthquakes and typhoons that have occasionally occurred in Taiwan, many Taiwanese companies, including the Taiwanese foundry we use, have experienced related business interruptions. Our business could suffer significantly if either of the foundries we use had operations which were disrupted for an extended period of time due to natural disaster, political unrest or financial instability. In addition, our display products are manufactured on 6-inch and 8-inch silicon wafers. We currently do not anticipate redesigning all of our displays made on 6-inch wafers so they can be manufactured on 8-inch wafers. Our current military products are primarily manufactured on 6-inch wafers. We cannot be assured that if the 6-inch or 8-inch manufacturing facilities we use were damaged, they would be restored, or that our foundry service providers will not discontinue the operation of their 6-inch manufacturing lines. If the 6-inch manufacturing lines were discontinued and the displays had to be redesigned we may need to have the displays re-qualified by our customers, which would adversely affect our business until such qualification is complete.

Our headset concept system is dependent on software which we have limited experience in developing, marketing or licensing. Our headset concept designs include a combination of commercially available software, such as Microsoft Windows CE and Android, voice activated software technologies, such as Nuance Dragon NaturallySpeaking, and operating and speech enhancement software that we internally developed or acquired. We have little experience in developing, marketing or licensing software. If we are unable to integrate internally developed and or acquired software in our headset concept designs we may not be able to license the designs. The market demand for our headset concept designs or the products our customers may develop based on our concept designs is dependent on our ability to collaborate with software developers who write application software (“apps”) in order to create utility in our customer's products. If we are unable to develop, license or acquire software or if we or the market in general does not create a sufficient body of application software our concept designs may not be accepted by the market and we may not be able to increase revenues, achieve profitability or positive cash flow.

We license intellectual property rights of others.    Included in our headset concept systems is software which we license from other companies. Should we violate the terms of a license our license could be being canceled. The companies may decide to stop supporting the software we license or new versions of the software may not be compatible with our software which would require us to rewrite our software which we may not be able to do. The license fees we pay may be increased which would negatively affect our ability to achieve profitability and positive cash flow. If we are unable to obtain and or maintain existing software license relationships our ability to grow revenue and achieve profitability and positive cash flow may be negative affected.

Our headset concept systems use software that we license from other companies (Licensors) and requires us to access the Licensor's data centers and interruptions or delays in service from data center hosting facilities could impair our customer's products. Any damage to, or failure of, the systems of our Licensors generally could result in interruptions in service to our customers. Interruptions in service to our customers may reduce our revenue, cause us to issue credits or pay penalties, cause customers to terminate their contracts and reduce our ability to attract new customers.

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

We have a $15 million receivable due January 16, 2016 which if not paid would affect our cash flow. The Company has a $15 million receivable in connection with the sale of its III-V product line and investment in KTC, which is due January 16, 2016. The buyer has outstanding debt and the repayment of the receivable is subject to the Buyer remaining within its debt compliance obligations at the time of repayment. If the Buyer is unable to pay us the $15 million our cash flow would be negatively impacted.

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

We may have to record additional intangible assets and/or goodwill impairment losses.   In fiscal year 2013 we recorded intangible asset impairment charges of $1.5 million related to our acquisitions of Intoware and Forth Dimension Displays (FDD). In 2012, we recorded goodwill impairment charges of $1.7 million related to our acquisition of FDD. During 2013, we recorded $0.4 million of goodwill related to our acquisition of eMDT, Inc. and, in 2012, we recorded $0.7 million of goodwill and $0.6 million in intangible assets related to Intoware. We may have to record additional goodwill write downs if we are unable to generate positive cash flow from the sale of wearable products which will negatively affect our financial results.

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

A decline in the U.S. government defense budget, changes in spending or budgetary priorities, prolonged U.S. government shutdown or delays in contract awards may significantly and adversely affect our future revenues, cash flow and financial results. The Budget Control Act of 2011 enacted 10-year discretionary spending caps which are expected to generate over $1 trillion in savings for the U.S. government, a substantial portion of which comes from Department of Defense baseline spending reductions. There remains much uncertainty about the level of cuts that will be required for government fiscal year 2015 and the impact those cuts will have on contractors supporting the government. In light of the current uncertainty, we are not able to predict the potential impact of reduced military expenditures on our Company or our financial results.

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

We may incur significant liabilities if we fail to comply with stringent environmental laws and regulations and the International Traffic in Arms Regulations (ITAR) or if we did not comply with these regulations in the past.    We are subject to a variety of federal, state and local governmental regulations related to the use, storage, discharge and disposal of toxic or otherwise hazardous chemicals used in our manufacturing process. We are also subject to federal ITAR laws which regulate the export of technical data and export of products to other nations which may use these products for military purposes. The failure to comply with present or future regulations could result in fines being imposed on us, suspension of production, or a cessation of operations. Any failure on our part to control the use of, or adequately restrict the discharge of, hazardous substances, or otherwise comply with environmental regulations, could subject us to significant future liabilities. Any failure on our part to obtain any required licenses for the export of technical data and/or export of our products or to otherwise comply with ITAR, could subject us to significant future liabilities. In addition, we cannot be certain that we have not in the past violated applicable laws or regulations, which violations could result in required remediation or other liabilities. We also cannot be certain that past use or disposal of environmentally sensitive materials in conformity with then existing environmental laws and regulations will protect us from required remediation or other liabilities under current or future environmental laws or regulations.

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

We may pursue acquisitions and investments that could adversely affect our business.    In the past we have made, and in the future we may make, acquisitions of, and investments in, businesses, products and technologies that could complement or expand our business. If we identify an acquisition candidate, we may not be able to successfully integrate the acquired businesses, products or technologies into our existing business and products. Future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities, amortization expenses and write-downs of acquired assets. In 2014, 2012 and 2011 we acquired 29% of the outstanding shares of eMDT Inc. for 80% ownership, 58% of the outstanding shares of Intoware Consulting Ltd. and 100% of the outstanding shares of Forth Dimension Displays Ltd. (FDD), respectively. If we are unable to operate eMDT, Intoware and FDD profitably, our results of operations will be negatively affected. We perform periodic reviews to determine if these investments are impaired, but such reviews are difficult and rely on significant judgment about the company’s technology, ability to obtain customers, and ability to become cash flow positive and profitable. We may take future impairment charges which will have an adverse impact of on our results of operations.

We plan on adopting the Committee of Sponsoring Organizations of the Treadway Commission (COSO) Internal Control-Integrated Framework as revised in 2013 in 2015 but may not meet its requirements    On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission (COSO) released its revisions and updates to the 1992 document Internal Control - Integrated Framework. COSO’s goal in updating the framework was to increase its relevance in the increasingly complex and global business environment so that organizations worldwide can better design, implement, and assess internal control. We plan on adopting the revised framework in our fiscal year 2015 but we may not meet its requirements which may affect our ability to meet the rules and regulations of the Security and Exchange Commission.

Investors should not expect to receive dividends from us.    We have not paid cash dividends in the past, however, in the future we may determine it is in the best interest of the stockholders to do so. Historically our earnings, if any, have been retained for the development of our businesses.

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
We lease our 74,000 square foot production facility in Westborough, Massachusetts, of which 10,000 square feet is contiguous environmentally controlled production clean rooms operated between Class 10 and Class 1,000 levels. The lease expires in 2023. In addition to our Massachusetts facility, we lease a 5,800 square foot design facility in Scotts Valley, California for developing prototypes of products incorporating our CyberDisplay product and a 6,300 square foot facility in Santa Clara, California which houses our wearable computing Tech center and ASIC development. These facility leases expire in 2015 and 2016, respectively.
Our subsidiary Kowon Technology Co., LTD, (Kowon) owns two adjacent facilities in Kyungii-Do, South Korea, in which it manufactured its products and in which its corporate headquarters are located. These facilities occupy an aggregate of 28,000 square feet. Production ceased at the Kowon facility in 2013. Forth Dimension Displays, our subsidiary in Scotland, leases 20,000 square feet in Dalgety Bay. This facility’s lease expires in 2016. Intoware Ltd., our subsidiary in the United Kingdom, leases two properties which occupy an aggregate of 7,000 square feet. These leases expire in 2016 and 2017.
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

	High	Low
Fiscal Year Ended December 27, 2014
First Quarter	$4.49	$3.56
Second Quarter	3.82	2.92
Third Quarter	4.32	3.03
Fourth Quarter	3.80	3.10
Fiscal Year Ended December 28, 2013
First Quarter	$3.71	$3.17
Second Quarter	3.78	3.13
Third Quarter	4.33	3.30
Fourth Quarter	4.28	3.43
As of March 5, 2015, there were approximately 454 stockholders of record of our common stock, which does not reflect those shares held beneficially or those shares held in “street” name.
In the past three years we have not sold any securities which were not registered under the Securities Act.
We have not paid cash dividends in the past, nor do we expect to pay cash dividends for the foreseeable future. We anticipate that earnings, if any, will be retained for the development of our businesses.
Equity Compensation Plan Information
The following table sets forth information as of December 27, 2014 about shares of the Company’s common stock issuable upon exercise of outstanding options, warrants and rights and available for issuance under our existing equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)
Total equity compensation plans approved by security holders (1)	130,500	$3.49	3,008,080	(2)

(1)	Consists of the 2001 Equity Incentive Plan and the 2010 Equity Incentive Plan.

(2)	Shares available under the 2010 Equity Incentive Plan.

Company Stock Performance
The following graph shows a five-year comparison of cumulative total shareholder return for the Company, the NASDAQ US Benchmark TR Index and the S&P 500 Information Technology index. The graph assumes $100 was invested in each of the Company’s common stock, the NASDAQ US Benchmark TR Index and the S&P 500 Information Technology index on December 27, 2009. Data points on the graph are annual. Note that historical price performance is not necessarily indicative of future performance.

Kopin Corporation
S&P 500 Information Technology Index
NASDAQ US Benchmark TR Index

250
200
150
100
50
0
Dec-09
Dec-10
Dec-11
Dec-12
Dec-13
Dec-14
Kopin Corporation
S&P 500 Information Technology
NASDAQ US Benchmark TR Index

Issuer Purchase of Equity Securities
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
This information should be read in conjunction with our consolidated financial statements and notes thereto, and our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Annual Report on Form 10-K. We have revised the prior period amounts for the sale of the III-V product line, which is reflected as discontinued operations.

	Fiscal Year Ended
	2014	2013	2012	2011	2010
	(in thousands, except per share data)
Statement of Operations Data:
Revenues:
Net component revenues	$26,957	$20,575	$31,299	$59,509	$54,969
Research and development revenues	4,851	2,323	3,343	5,150	3,172
Total revenues	31,808	22,898	34,642	64,659	58,141
Expenses:
Cost of component revenues	19,638	20,655	22,042	34,659	35,597
Research and development—funded programs	5,237	1,551	2,178	3,341	2,175
Research and development—internal	15,499	15,983	12,121	13,218	10,972
Selling, general and administrative	19,909	19,125	17,166	15,991	12,322
Impairment of intangible assets and goodwill	—	1,511	1,705	5,000	—
	60,283	58,825	55,212	72,209	61,066
Loss from operations	(28,475)	(35,927)	(20,570)	(7,550)	(2,925)
Other income and (expense):
Interest income	966	1,119	1,126	1,291	1,978
Other income and (expense), net	271	235	174	143	(31)
Foreign currency transaction gains (losses)	92	(387)	(1,032)	10	(304)
Impairment of investments	(1,319)	(5,000)	—	—	—
Loss on remeasurement of investment in Intoware	—	—	(558)	—	—
Other-than-temporary impairment of marketable debt securities	—	—	—	(151)	—
Gain on sales of investments	—	1,899	856	369	2,598
Gain on sales of patents	—	—	—	156	770
	10	(2,134)	566	1,818	5,011
(Loss) income before benefit (provision) for income taxes, equity losses in unconsolidated affiliates and net loss (income) of noncontrolling interest	(28,465)	(38,061)	(20,004)	(5,732)	2,086
Tax benefit (provision)	180	12,933	(1,099)	—	54
(Loss) income before equity losses in unconsolidated affiliates and net loss (income) of noncontrolling interest	(28,285)	(25,128)	(21,103)	(5,732)	2,140
Equity losses in unconsolidated affiliates	(386)	(625)	(680)	(297)	(600)
(Loss) income from continuing operations	$(28,671)	$(25,753)	$(21,783)	$(6,029)	$1,540
Income from discontinued operations, net of tax	—	20,147	2,789	9,713	7,300
Net (loss) income	(28,671)	(5,606)	(18,994)	3,684	8,840

Net loss (income) attributable to the noncontrolling interest	459	896	632	(605)	(11)
Net (loss) income attributable to the controlling interest	$(28,212)	$(4,710)	$(18,362)	$3,079	$8,829
Net (loss) income per share:
Basic:
Continuing operations	$(0.45)	$(0.40)	$(0.33)	$(0.10)	$0.02
Discontinued operations	—	0.32	0.04	0.15	0.12
Net (loss) income per share:	$(0.45)	$(0.08)	$(0.29)	$0.05	$0.14
Diluted:
Continuing operations	$(0.45)	$(0.40)	$(0.33)	$(0.10)	$0.02
Discontinued operations	—	0.32	0.04	0.15	0.11
Net (loss) income per share:	$(0.45)	$(0.08)	$(0.29)	$0.05	$0.13
Weighted average number of common shares outstanding:
Basic	62,639	62,348	63,618	64,406	66,020
Diluted	62,639	62,348	63,618	65,234	66,712

	Fiscal Year Ended
	2014	2013	2012	2011	2010
Balance Sheet Data:
Cash and equivalents and marketable debt securities	$90,859	$112,729	$92,485	$105,419	$110,947
Working capital	86,682	108,369	106,791	123,257	132,098
Total assets	122,941	146,132	176,209	193,872	192,096
Long-term obligations	311	329	946	1,296	945
Total stockholders’ equity	109,847	134,563	155,086	170,097	170,625

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our consolidated financial statements and notes to those statements and other financial information appearing elsewhere in this Annual Report on Form 10-K. The following discussion contains forward looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated in the forward looking statements as a result of a number of factors, including the risks discussed in Item 1A “Risk Factors”, and elsewhere in this Annual Report on Form 10-K.
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
The prior period amounts have been revised for the impact of discontinued operations due to the sale of our III-V product line, including our KTC subsidiary. Our financial results for prior periods have also been revised, in accordance with U.S. GAAP, to reflect certain changes to the business and other matters.
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
We recognize revenues from long-term research and development government contracts on the percentage-of-completion method of accounting as work is performed, based upon the ratio of costs or hours already incurred to the estimated total cost of completion or hours of work to be performed. Revenue recognized at any point in time is limited to the amount funded by the U.S. government or contracting entity. We recognize revenue for product development and research contracts that have established prices for distinct phases when delivery and acceptance of the deliverable for each phase has occurred. In some instances, we are contracted to create a deliverable which is anticipated to go into full production. In those cases, we discontinue the percentage-of-completion method after formal qualification of the deliverable has been completed and revenue is then recognized based on the criteria established for sale of products. In certain instances qualification may be achieved and delivery of production units may commence however our customer may have either identified new issues to be resolved or wish to incorporate a newer display technology. In these circumstances new units delivered will continue to be accounted for under the criteria established for sale of products. Under certain of our research and development contracts, we recognize revenue using a milestone methodology.  This revenue is recognized when we achieve specified milestones based on our past performance.
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
Product Warranty
We generally sell products with a limited warranty of product quality and a limited indemnification of customers against intellectual property infringement claims related to our products. We accrue for known warranty and indemnification issues if a loss is probable and can be reasonably estimated. As of December 27, 2014, we had a warranty reserve of $0.7 million, which represents the estimated liabilities for warranty claims in process, potential warranty issues customers have notified us about and an estimate based on historical failure rates. For the fiscal years 2014, 2013 and 2012, our warranty claims and reversals were approximately $0.4 million, $0.8 million and $2.2 million, respectively. If our estimates for warranty claims are incorrect, our profits would be impacted.
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
Our income tax provision is based on calculations and assumptions that will be subject to examination by tax authorities. Despite our history of operating losses there can be exposures for state taxes, federal alternative minimum taxes or foreign tax that may be due. We regularly assess the potential outcomes of these examinations and any future examinations for the current or prior years in determining the adequacy of our provision for income taxes. Should the actual results differ from our estimates, we would have to adjust the income tax provision in the period in which the facts that give rise to the revision become known. Such adjustment could have a material impact on our results of operations. We have historically established valuation allowances against all of our net deferred tax assets because of our history of generating operating losses and restrictions on the use of certain items. Our evaluation of the recoverability of deferred tax assets has also included analysis of the expiration dates of net operating loss carryforwards. In forming our conclusions as to whether the deferred tax assets are more likely than not to be realized we consider the sources of our income and the projected stability of those sources and product life cycles. Over the last three fiscal years a significant component of our income has been derived from sales of higher margin military products to the U.S. government. If, as expected, the U.S. government significantly reduces funding for these programs our results of operations will be adversely affected. In assessing our ability to realize our domestic deferred tax assets in the future, we consider the potential impact of the U.S. government's federal budget deficit on the U.S. military programs in which we currently participate and those programs in which we anticipate participating in the future. A similar analysis is performed with respect to our foreign subsidiaries.
Stock Compensation
There were no stock options granted in fiscal years 2014, 2013 or 2012. The fair value of nonvested restricted common stock awards is generally the market value of the Company's equity shares on the date of grant. The nonvested common stock awards require the employee to fulfill certain obligations, including remaining employed by the Company for certain periods of time (the vesting period) and in certain cases meeting performance or market criteria. The performance or market criteria may consist of the achievement of the Company's annual incentive plan goals, technology development or the Company’s stock attaining a certain price for a period of time. For nonvested restricted common stock awards which solely require the recipient to remain employed with the Company, the stock compensation expense is amortized over the anticipated service period. For nonvested restricted common stock awards which require the achievement of performance criteria, the Company reviews the probability of achieving the performance goals on a periodic basis. If the Company determines that it is probable that the performance criteria will be achieved, the amount of compensation cost derived for the performance goal is amortized over the service period. If the performance criteria are not met, no compensation cost is recognized and any previously recognized compensation cost is reversed. The Company recognizes compensation costs on a straight-line basis over the requisite service period for time vested awards. For awards that vest upon our stock price achieving a certain price for a period of time the compensation expense associated with this award is recognized over the derived service period.

Results of Operations
On January 16, 2013, we completed the sale of our III-V product line, including all of the outstanding equity interest in KTC Wireless, LLC (KTC) a wholly-owned subsidiary of the Company, to IQE KC, LLC (IQE) and IQE plc (Parent, and collectively with IQE, the Buyer). Our III-V products primarily consisted of our Gallium Arsenide-based HBT transistor wafers. The aggregate purchase price was approximately $75 million, subject to certain adjustments, including working capital adjustments and escrow. Upon agreement of the final working capital and other adjustments the net purchase price was $70.2 million, and the gain on the sale, net of tax, was $20.1 million. Under the terms of the purchase agreement, $55 million was paid to us in January 2013, $0.2 million was paid in April 2013 and the remaining $15 million is scheduled to be paid to us on the third anniversary of the Closing Date, or January 16, 2016.
We are a leading developer, manufacturer and seller of miniature displays, optical lenses, ASICs (our “components”) and software for integration into wearable products and for sale as individual components. We use our proprietary semiconductor material technology to design, manufacture and market our component products for use in highly demanding high-resolution portable military, enterprise and consumer electronic applications, training and simulation equipment and 3D metrology equipment. Our products enable our customers to develop and market an improved generation of products for these target applications.
We have two principal sources of revenues: component revenues and research and development revenues. Research and development revenues consist primarily of development contracts with agencies or prime contractors of the U.S. government and commercial enterprises. Research and development revenues were $4.9 million, or 15.3% of total 2014 revenues, $2.3 million, or 10.0% of total 2013 revenues and $3.3 million, or 9.6% of total 2012 revenues.
We manufacture transmissive microdisplays and reflective microdisplays. Our commercial and military transmissive display production is being performed entirely in our Westborough, Massachusetts facility. Forth Dimension Displays (FDD), our wholly-owned subsidiary, manufactures our reflective microdisplays in its facility located in Scotland and it is a reportable segment.
Because our fiscal year ends on the last Saturday of December every seven years we have a fiscal year with 53 weeks. Our fiscal years 2014, 2013 and 2012 were all 52 week years.
Fiscal Year 2014 Compared to Fiscal Year 2013
Revenues.    Our revenues, which include product sales and amounts earned from research and development contracts, for fiscal years 2014 and 2013, by category, were as follows:

Revenues by Category (in millions)	2014	2013
Military Applications	$14.3	$8.6
Consumer Applications	2.8	5.3
Industrial Applications	3.7	2.4
Wearable Applications	6.2	4.3
Research & Development	4.8	2.3
Total	$31.8	$22.9
Sales of our products for military applications increased in 2014 because of an increase in demand from the U.S. government. In the beginning of 2014 we expected military revenues to decline due to a decrease in demand from a military customer who had decided to source displays from a competitor. In the second quarter of 2014 we received additional orders from this military customer because of issues with the displays offered by our competitor. This resulted in additional military revenues for us in the third and fourth quarter of 2014, and we expect these revenues in the first quarter of 2015. We understand that our customer is re-qualifying our competitor’s product which may impact our 2015 military revenues. The U.S. government is projected to incur large budget deficits for the near future and is expected to reduce spending on military programs as part of the solution to decrease these deficits. We are currently designing several new weapon sight systems which encompass our display within the weapon sight and overlays certain information onto the sight’s view of the real-world. We expect to be in the design phase for most of fiscal year 2015. We expect limited orders for the new sight systems in 2015 but we cannot be assured that our new designs will be selected by the government for deployment or if we are selected it will be deployed.
The decrease in the Consumer Applications is the result of a decrease in sales of our products for use in digital still cameras (DSCs). We believe the overall market for DSCs has been declining due to an increase in use of cameras in smartphones. We expect revenues from this category to continue to further decline in 2015.The increase in Wearable Applications revenues in 2014 as compared to 2013 is a result of both an increase in sales to existing customers and obtaining new customers. Wearable Applications represents sales of our components for products for use in head mounted computing systems for other than military applications. The increase in Research and Development revenues is the result of funding by customers to develop wearable technologies partially offset by a decrease in funding from the U.S. government. We are unable to predict the amount of funding for research and development by the U.S. government as it addresses its fiscal deficit issues.
We offer headworn, voice and gesture controlled, hands-free cloud computing concept systems for consumer and enterprise applications that have an optical pod with our microdisplay and uses Windows CE or Android software. We refer to the various technologies we have developed as Kopin Wearable technologies. Our Kopin Wearable technologies encompass both component and software and technologies. The component technologies include our displays, optical lenses, application specific integrated circuits (ASICs), backlights and ergonomic designs. The software technology includes but is not limited to voice and gesture control, noise cancellation, Android and Windows CE based operating systems and web browsing. Our strategy is to license the headset concept systems and sell the various components included in the reference design as a group and also sell the components individually. Some of the technologies included in our concept systems are components and software which we license from other companies. We believe our ability to develop and expand the Kopin Wearable technologies and to market and license our concept systems and components will be critical for us to achieve revenue growth, positive cash flow and profitability. The markets the Kopin Wearable technologies can be used in already have a number of existing product offerings such as ruggedized lap-top computers and tablets. The companies that offer these products are significantly larger than we are. We expect to incur significant development and marketing costs in 2015 to commercialize the Kopin Wearable technologies.
International sales represented 38% and 48% of product revenues for fiscal years 2014 and 2013, respectively. Our international sales are primarily denominated in U.S. currency. Consequently, a strengthening of the U.S. dollar could increase the price in local currencies of our products in foreign markets and make our products relatively more expensive than competitors' products that are denominated in local currencies, leading to a reduction in sales or profitability in those foreign markets. In addition, our Korean subsidiary, Kowon, holds U.S. dollars in order to pay various expenses. As a result, our financial position and results of operations are subject to exchange rate fluctuation in transactional and functional currency. We have not taken any protective measures against exchange rate fluctuations, such as purchasing hedging instruments with respect to such fluctuations, because of the historically stable exchange rate between the Japanese yen, Korean won and the U.S. dollar.

Cost of Component Revenues.

	2014	2013
Cost of component revenues (in millions)	$19.6	$20.7
Cost of component revenues as a % of net component revenues	72.9%	100.4%
Cost of component revenues, which is comprised of materials, labor and manufacturing overhead related to the production of our products decreased as a percentage of revenues in 2014 as compared to 2013 due to an increase in the sale of our display products for military applications and the usage of certain raw materials used in military programs that were previously written-off as excess but were used in the 2014 production. In 2013, we compared forecasted demand for our military programs against inventory on-hand and provided reserves for estimated excess inventory. In the second quarter of 2014, we received additional orders for military products and we have been using the inventory reserved as excess in the fulfillment of the orders. In addition, military products historically have higher gross margins than commercial products.
Research and Development.

(in millions)	2014	2013
Funded	$5.2	$1.5
Internal	15.5	16.0
Total	$20.7	$17.5
Research and development (R&D) expenses are incurred in support of internal display development programs or programs funded by agencies or prime contractors of the U.S. government and commercial partners. In fiscal year 2015 our R&D expenditures will be related to our display products, over lay weapon sights and Kopin Wearable technologies. R&D revenues associated with funded programs are presented separately in revenue in the statement of operations. R&D costs include staffing, purchases of materials and laboratory supplies, circuit design costs, fabrication and packaging of display products, and overhead.
R&D expense increased in 2014 as compared to the prior year primarily because of investments made to develop our wearable technologies and develop manufacturing and quality control processes, including display development and software costs, partially offset by a decrease in government funded product development.
Selling, General and Administrative.    Selling, general and administrative (S,G&A) expenses consist of the expenses incurred by our sales and marketing personnel and related expenses, and administrative and general corporate expenses.

	2014	2013
Selling, general and administrative expense (in millions)	$19.9	$19.1
Selling, general and administrative expense as a % of revenues	62.6%	82.3%
The increase in S,G&A expenses in 2014 as compared to 2013 is primarily attributable to increase in compensation expense partially offset by a decline in public relations expense.
Impairment. In 2013, we performed an impairment analysis of our finite-lived intangible assets related to FDD and Intoware. We performed our analysis of our finite-lived intangible assets based on the income approach. As a result we recorded a non-cash charge of $1.5 million to write down FDD's finite-lived intangible assets.

(in millions)	Intangible Assets
As of December 31, 2011	$1.9
Amortization	(0.3)
Foreign currency translation	0.1
As of December 29, 2012	$1.7
Amortization	(0.4)
Impairment of goodwill	(1.2)
Foreign currency translation	0.1
As of December 28, 2013	$0.2
Amortization	(0.2)
As of December 27, 2014	$—

Other Income and Expense.

(in millions)	2014	2013
Interest income	$0.9	$1.1
Other income and expense, net	0.3	0.3
Foreign currency transaction losses	0.1	(0.4)
Subtotal	1.3	1.0
Gain on sales of investments	—	1.9
Impairment of investments	(1.3)	(5.0)
Other income and expense	$—	$(2.1)

Other income and expense, net, as shown above, is composed of interest income, foreign currency transactions and remeasurement gains and losses incurred by our Korean and United Kingdom subsidiaries, other-than-temporary impairment on marketable debt securities, gains on sales of investments and license fees and the impairment of cost based investments. For 2014, we recorded $0.1 million of foreign currency gains as compared to $0.4 million foreign currency losses for 2013. This was primarily attributable to increased fluctuations in the U.S. dollar and Korean won currency exchange rate. In 2014 we recorded an impairment of $1.3 million related to the write-off of our equity investment in KoBrite. In 2013, we recorded a $5.0 million impairment charge for two cost basis investments due their experiencing liquidity issues.
As our marketable debt securities have matured we have been reinvesting in securities which, due to current interest rates and shorter maturities, have lower yields than the securities which matured. As a result of these factors and our cash usage rate we anticipate that our interest income will decline in 2015.
Equity losses in unconsolidated affiliates.    Our equity losses in unconsolidated affiliates for 2014 consists of our approximate 12% share of the losses of KoBrite for the first quarter of 2014, incurred prior to writing our investment down to zero in the second quarter. During the twelve months ended December 27, 2014, we funded the operations of one of our investments. The impact of this funding for the twelve month periods ended December 27, 2014 was approximately $0.3 million. Our equity losses in unconsolidated affiliates for 2013 consists of our approximate 23% share of the losses of Ask Ziggy, totaling $0.2 million, and our approximate 12% share of the losses of KoBrite totaling $0.4 million.
Tax provision.    The benefit for income taxes for the fiscal year ended 2014 of $0.2 million represents the net of state tax and foreign withholding tax related to closing our Korean facilities. For 2015 we expect to have movement in the foreign withholding tax relating to conversion rate changes. We also expect to have a state tax provision in 2015.
Net (income) loss attributable to noncontrolling interest.    We own approximately 93% of the equity of Kowon, 58% of the equity of Intoware, and 80% of the equity of eMDT. Net loss attributable to noncontrolling interest on our consolidated statement of operations represents the portion of the results of operations of our majority owned subsidiaries which is allocated to the shareholders of the equity interests not owned by us. The change in net loss attributable to noncontrolling interest is the result of the change in the results of operations of Kowon, Intoware and eMDT for the twelve month period ended December 27, 2014.

	2014	2013
Intoware	$0.3	$0.5
eMDT	0.1	0.3
Kowon	—	0.1
Total	$0.4	$0.9

Fiscal Year 2013 Compared to Fiscal Year 2012
Revenues.    Our revenues, which include product sales and amounts earned from research and development contracts, for fiscal years 2013 and 2012, by category, were as follows:

Revenues by Category (in millions)	2013	2012
Military Applications	$8.6	$19.6
Consumer Electronic Applications	8.1	8.6
Eyewear Applications	3.9	3.0
Research & Development	2.3	3.4
Total	$22.9	$34.6

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
Impairment.   In 2013, we performed an impairment analysis of our finite-lived intangible assets related to FDD and Ikanos. We performed our analysis of our finite-lived intangible assets based on the income approach. As a result, we recorded a non-cash charge of $1.5 million to write down the finite-lived intangible assets. In 2012, we performed an impairment analysis of our finite-lived intangible assets and goodwill balance related to FDD, as FDD's actual results were less than originally forecast. We performed our analysis of our finite-lived intangible assets based on a comparison of the undiscounted cash flows to the recorded carrying value of the intangible assets. As a result, there was no change in the carrying values of the finite-lived intangible assets, however, we recorded a non-cash charge of $1.7 million to write down the remaining carrying value of the goodwill to zero.

(in millions)	Intangible Assets
Assets acquired with acquisition of FDD at Jan. 11, 2011	$4.6
Amortization	(0.7)
Impairment	(2.0)
Foreign currency translation	—
As of December 31, 2011	$1.9
Amortization	(0.3)
Impairment of goodwill	—
Foreign currency translation	0.1
As of December 29, 2012	$1.7
Amortization	(0.4)
Impairment of goodwill	(1.2)
Foreign currency translation	0.1
As of December 28, 2013	$0.2
Other Income and Expense.

(in millions)	2013	2012
Interest income	$1.1	$1.1
Other income and expense, net	0.3	0.2
Foreign currency transaction losses	(0.4)	(1.0)
Other-than-temporary Impairment of marketable debt securities	—	—
Subtotal	1.0	0.3
Gain on sales of investments	1.9	0.9
Gain on sales of patents	(5.0)	(0.6)
Other income and expense	$(2.1)	$0.6

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
Equity losses in unconsolidated affiliates.    Our equity losses in unconsolidated affiliates for 2013 consists of our approximate 23% shares of the losses of Ask Ziggy, totaling $0.2 million, and our approximate 12% share of the losses of KoBrite, totaling $0.4 million. Our equity losses in unconsolidated affiliates in 2012 consisted of our approximate 12% share of the losses of KoBrite totaling $0.6 million, and our 25% share of the losses of Intoware totaling $0.1 million. In July of 2012 we increased our investment in Intoware to 51% and commenced consolidating Intoware's results of operations into our results of operations.
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
Net (income) loss attributable to noncontrolling interest.    In 2013, we acquired 51% of eMDT and in 2012 we acquired 51% of Intoware Consulting Ltd. The remaining 49% of eMDT and Intoware are held by other investors and employees of eMDT and Ikanos. We also own approximately 93% of the equity of Kowon as of December 28, 2013.
Net loss (income) attributable to the noncontrolling interest on the consolidated statement of operations represents the portion of the results of operations of Kowon, Intoware and eMDT which are allocated to the stockholders of the approximately 7% of Kowon and 42% of Intoware and 49% of eMDT not owned by us. The change in the net loss (income) attributable to the noncontrolling interest of our subsidiaries is as follows (in millions):

	2013	2012
Kowon	$0.1	$0.3
Intoware	0.5	0.7
eMDT	0.3	$—
Total	$0.9	$1.0
Liquidity and Capital Resources
As of December 27, 2014, we had cash and equivalents and marketable debt securities of $90.9 million and working capital of $86.7 million compared to $112.7 million and $108.4 million, respectively, as of December 28, 2013. The change in cash and equivalents and marketable securities was primarily due to cash used in operating activities of $19.6 million and the repurchase of our common stock of $0.3 million.
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
Cash and marketable debt securities held in U.S. dollars at December 27, 2014 were:

Domestic	$77,819,426
Foreign	10,771,385
Subtotal cash and marketable debt securities	88,590,811
Cash and marketable debt securities held in other currencies and converted to U.S. dollars	2,268,125
Total cash and marketable debt securities	$90,858,936
We have no plans to repatriate the cash and marketable debt securities held in our foreign subsidiaries FDD and Intoware and as such we have not recorded any deferred tax liability. In 2013, we ceased operations at our Korean facility, Kowon. Kowon has approximately $12.4 million of cash and marketable debt securities which we anticipate will eventually be remitted to the U.S. and accordingly we have recorded deferred tax liabilities associated with its unremitted earnings.

We lease facilities located in Westborough, Massachusetts, Santa Clara, California and Scotts Valley, California, under non-cancelable operating leases. The Westborough lease expires in 2023, the Santa Clara lease expires in 2016 and the Scotts Valley lease expires in October 2015.
We lease a facility in Dalgety Bay, Scotland which expires in 2016, and also lease two facilities in Nottingham, United Kingdom, which expire in 2016 and 2017.
We expect to expend between $2.0 million and $3.0 million on capital expenditures over the next twelve months, primarily for the acquisition of equipment to support some of our production and research facilities.
As of December 27, 2014, we had substantial tax loss carry-forwards, which may be used to offset future federal taxes due. We may record a tax provision in our financial statements but we may be able to offset some or all of the amounts that are payable with our tax loss carry-forwards. We may be subject to alternative minimum taxes, foreign taxes and state income taxes depending on our taxable income and sources of taxable income.
Historically we have financed our operations primarily through public and private placements of our equity securities. Over the past several years we have used our cash and marketable securities on hand to fund the business. We believe our available cash resources will support our operations and capital needs for at least the next twelve months.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements.
Seasonality
Our revenues have not followed a seasonal pattern for the past two years and we do not anticipate any seasonal trend to our revenues in 2015.
Climate Change
We do not believe there is anything unique to our business which would result in climate change regulations having a disproportional effect on us as compared to U.S. industry overall.
Inflation
We do not believe our operations have been materially affected by inflation in the last three fiscal years.
Contractual Obligations
The following is a summary of our contractual payment obligations for operating leases as of December 27, 2014:

Contractual Obligations	Total	Less than 1 year		1-3 Years		3-5 years	More than 5 years
Operating Lease Obligations	$6,220,853	$1,239,081	2,214,106	$2,214,106	85,333	$1,914,333	$853,333

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
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
The financial statements required by this Item are included in this Report on pages 45 through 68. Reference is made to Item 15 of this Report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are intended to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 27, 2014. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 27, 2014 due to the material weakness in internal control over financial reporting described below.

Management has identified a material weakness in its internal control over financial reporting related to information technology general controls in the areas of access security, program change management, and monitoring of outsourced service providers. For additional information regarding the nature of this material weakness, see “Management’s Report on Internal Control Over Financial Reporting” below. We have developed a remediation plan for this material weakness, which is described below under “Remediation Activities.” Notwithstanding the identified material weakness and management’s assessment that internal control over financial reporting was ineffective as of December 27, 2014, management believes that the audited consolidated financial statements and financial statement schedule contained in this Annual Report on Form 10-K fairly present, in all material respects, our financial condition, results of operations and cash flows for the fiscal years presented in conformity with accounting principles generally accepted in the United States of America. Additionally, this material weakness did not result in any restatements of the Company's audited consolidated financial statements and disclosures for any prior period previously reported by the Company.

Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) promulgated under the Exchange Act as a process, designed by, or under the supervision of the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions and disposition of assets; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures are made only in accordance with management and board authorizations; and providing reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with policies or procedures may deteriorate.

Management, with the participation of the Company’s principal executive and principal financial officers, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 27, 2014 based on the framework and criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on the foregoing, management concluded that the Company’s internal control over financial reporting was not effective as of December 27, 2014 for the reasons described below.

In the course of completing its assessment of internal control over financial reporting as of December 27, 2014, management identified a number of deficiencies related to the design and operating effectiveness of information technology (“IT”) general controls for certain information systems that comprise part of the Company’s system of internal control over financial reporting and are relevant to the preparation of its consolidated financial statements (the “affected IT system”). These deficiencies involve logical access controls, program change management controls and monitoring controls that are intended to ensure that access to financial applications and data is adequately restricted to appropriate personnel and that changes affecting the financial applications and underlying account records are identified, authorized, tested and implemented appropriately. As a result of the deficiencies identified, there is a possibility that the effectiveness of business process controls, which are dependent on the affected IT system or electronic data and financial reports generated from the affected IT system, could be adversely affected. Therefore, management has concluded that, as of December 27, 2014, there was a material weakness in internal control over financial reporting related to information technology general controls in the areas of logical access, program change management and monitoring of outsourced service providers for the affected IT system. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Remediation Activities

Management is actively engaged in the implementation of a remediation plan to ensure that controls contributing to this material weakness are designed appropriately and will operate effectively. The remediation actions we are taking and expect to take include the following:

•
Improving the design, operation and monitoring of control activities and procedures associated with user and administrator access to the affected IT systems, including both preventive and detective control activities.

•
Improving the design, operation and monitoring of control activities and procedures associated with program change management of the affected IT systems, including both preventive and detective control activities.

•	Implementing appropriate control activities and procedures associated with monitoring of outsourced service providers related to the affected IT systems.

Management believes that these efforts will effectively remediate the material weakness. However, the material weakness in our internal control over financial reporting will not be considered remediated until the new controls are fully implemented, in operation for a sufficient period of time and tested and concluded by management to be designed and operating effectively, and we cannot provide any assurance that these remediation efforts will be successful or that our internal control over financial reporting will be effective as a result of these efforts. In addition, as the Company continues to evaluate and work to improve its internal control over financial reporting, management may determine to take additional measures to address control deficiencies or determine to modify the remediation plan described above. Management will test and evaluate the implementation of these new processes and internal controls during 2015 to ascertain whether they are designed and operating effectively to provide reasonable assurance that they will prevent or detect a material error in the Company’s financial statements. Subject to the foregoing, management believes these remediation efforts will be completed by December 26, 2015.

Attestation Report of the Independent Registered Public Accounting Firm.

Our internal control over financial reporting as of December 27, 2014, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which follows below.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the three months ended December 27, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Kopin Corporation
Westborough, Massachusetts

We have audited the internal control over financial reporting of Kopin Corporation and subsidiaries (the “Company”) as of December 27, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Annual Report on Internal Control Over Financial Reporting” appearing at Item 9A. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on that risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
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
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment: management identified a material weakness in internal control over financial reporting relating to the design and operating effectiveness of logical security controls, program change management controls and monitoring controls related to certain information systems that are relevant to the preparation of the Company’s consolidated financial statements and system of internal control over financial reporting. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedule as of and for the year ended December 27, 2014, of the Company and this report does not affect our report on such financial statements and financial statement schedule.
In our opinion, because of the effect of the material weakness identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 27, 2014, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 27, 2014, of the Company and our report dated March 12, 2015 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the Company’s sale of its III-V product line, including its investment in subsidiary Kopin Taiwan Corporation.
/s/ Deloitte & Touche LLP
Boston, Massachusetts
March 12, 2015

None
Part III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required under this item is incorporated herein by reference from our Proxy Statement relating to our 2015 Annual Meeting of Stockholders (the Proxy Statement). In addition to the disclosures made in our Proxy Statement and incorporated by reference herein, information with respect to executive officers required by this item is set forth in Part I of this Report.
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

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated herein by reference from the Proxy Statement.

Item 14.	Principal Accounting Fees and Services
The information required by this item is incorporated herein by reference from the Proxy Statement.
Part IV

Item 15.	Exhibits, Financial Statement Schedules
(1) Consolidated Financial Statements:

(2) Financial Statement Schedule:

Schedule II—Valuation and Qualifying Accounts	69
Schedules other than the one listed above have been omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements or the notes thereto.
(3) Exhibits

3.1	Amended and Restated Certificate of Incorporation	(2)
3.2	Amendment to Certificate of Incorporation	(5)
3.3	Amendment to Certificate of Incorporation	(5)
3.4	Fourth Amended and Restated By-laws	(8)
4	Specimen Certificate of Common Stock	(1)
10.1	Form of Employee Agreement with Respect to Inventions and Proprietary Information	(1)
10.2	Kopin Corporation 2001 Equity Incentive Plan	(7)	*
10.3	Kopin Corporation 2001 Equity Incentive Plan Amendment	(9)	*
10.4	Kopin Corporation 2001 Equity Incentive Plan Amendment	(10)	*
10.5	Kopin Corporation 2001 Equity Incentive Plan Amendment	(11)	*
10.6	Kopin Corporation 2001 Equity Incentive Plan Amendment	(13)	*
10.7	Kopin Corporation 2001 Supplemental Equity Incentive Plan	(6)	*
10.8	Form of Key Employee Stock Purchase Agreement	(1)	*
10.9	License Agreement by and between the Company and Massachusetts Institute of Technology dated April 22, 1985, as amended	(1)
10.10	Facility Lease, by and between the Company and Massachusetts Technology Park Corporation, dated October 15, 1993	(3)
10.11	Joint Venture Agreement, by and among the Company, Kowon Technology Co., Ltd., and Korean Investors, dated as of March 3, 1998	(4)
10.12	Eighth Amended and Restated Employment Agreement between the Company and Dr. John C.C. Fan, dated as of December 31, 2014	*
10.13	Kopin Corporation Form of Stock Option Agreement under 2001 and 2010 Equity Incentive Plans	(12)	*
10.14	Kopin Corporation 2001 and 2010 Equity Incentive Plan Form of Restricted Stock Purchase Agreement	(12)	*
10.15	Kopin Corporation Fiscal Year 2012 Incentive Bonus Plan	*
10.16	Kopin Corporation 2010 Equity Incentive Plan	(14)
10.17	Purchase Agreement, dated January 10, 2013, by and among Kopin Corporation, IQE KC, LLC and IQE plc	(15)
21.1	Subsidiaries of Kopin Corporation
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	**
32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	**
101
The following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Stockholder's Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text

*	Management contract or compensatory plan required to be filed as an Exhibit to this Annual Report on Form 10-K.
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

(1)	Filed as an exhibit to Registration Statement on Form S-1, File No. 33-45853, and incorporated herein by reference.
(2)	Filed as an exhibit to Registration Statement on Form S-1, File No. 33-57450, and incorporated herein by reference.
(3)	Filed as an exhibit to Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference.
(4)	Filed as an exhibit to Annual Report on Form 10-Q for the quarterly period ended June 27, 1998 and incorporated herein by reference.
(5)	Filed as an exhibit to Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2000 and incorporated herein by reference.
(6)	Filed as an exhibit to Registration Statement on Form S-8, filed on November 13, 2011 and incorporated herein by reference.
(7)	Filed as an appendix to Proxy Statement filed on April 20, 2001 and incorporated herein by reference.
(8)	Filed as an exhibit to Current Report on Form 8-K filed on December 12, 2008 and incorporated herein by reference.
(9)	Filed as an exhibit to Registration Statement on Form S-8 filed on August 16, 2002 and incorporated herein by reference
(10)	Filed as an exhibit to Registration Statement on Form S-8 filed on March 15, 2004 and incorporated herein by reference.
(11)	Filed as an exhibit to Registration Statement on Form S-8 filed on May 10, 2004 and incorporated herein by reference.
(12)	Filed as an exhibit to Annual Report on Form 10-K for the fiscal year ended December 25, 2004 and incorporated herein by reference.
(13)	Filed as an exhibit to Registration Statement on Form S-8 filed on April 15, 2008 and incorporated herein by reference.
(14)	Filed with the Company's Definitive Proxy Statement on Schedule 14 filed as of April 5, 2013 and incorporated by reference herein.
(15)	Filed as an exhibit to Current Report on Form 8-K on January 10, 2013 and incorporated by reference herein.

KOPIN CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Kopin Corporation
Westborough, Massachusetts
We have audited the accompanying consolidated balance sheets of Kopin Corporation and subsidiaries (the “Company”) as of December 27, 2014 and December 28, 2013, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 27, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Kopin Corporation and subsidiaries as of December 27, 2014 and December 28, 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 27, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As described in Note 2 to the consolidated financial statements, the Company sold its III-V product line, including its investment in subsidiary, Kopin Taiwan Corporation, on January 16, 2013. The results of the III-V product line are included in income from discontinued operations, net of tax, for all periods presented.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 27, 2014, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2015 expressed an adverse opinion on the Company's internal control over financial reporting because of a material weakness.
/s/ Deloitte & Touche LLP
Boston, Massachusetts
March 12, 2015

KOPIN CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 27, 2014	December 28, 2013
ASSETS
Current assets:
Cash and equivalents	$14,635,801	$16,756,666
Marketable debt securities, at fair value	76,223,135	95,972,535
Accounts receivable, net of allowance of $266,000 and $202,000 in 2014 and 2013, respectively	3,758,832	2,388,461
Unbilled receivables	43,492	—
Inventory	4,081,886	3,078,055
Prepaid taxes	378,637	233,642
Prepaid expenses and other current assets	802,837	1,178,643
Total current assets	99,924,620	119,608,002
Property, plant and equipment, net	4,589,421	6,034,963
Goodwill	976,451	1,016,132
Intangible assets, net	616,759	1,581,502
Other assets	1,900,828	3,024,458
Notes receivable	14,933,335	14,866,666
Total assets	$122,941,414	$146,131,723
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,503,734	$3,868,865
Accrued payroll and expenses	1,985,691	1,436,391
Accrued warranty	716,000	716,000
Billings in excess of revenue earned	586,471	547,681
Other accrued liabilities	3,169,028	3,157,394
Deferred tax liabilities	1,282,000	1,512,771
Total current liabilities	13,242,924	11,239,102
Asset retirement obligations	311,187	329,435
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $.01 per share: authorized, 3,000 shares; none issued	—	—
Common stock, par value $.01 per share: authorized, 120,000,000 shares; issued 77,731,604 shares in 2014 and 77,567,631 shares in 2013; outstanding 63,077,715 in 2014 and 62,560,946 in 2013, respectively	751,832	745,935
Additional paid-in capital	324,625,694	320,511,458
Treasury stock (12,102,258 and 12,032,537 shares in 2014 and 2013, respectively, at cost)	(42,741,551)	(42,442,932)
Accumulated other comprehensive income	3,126,239	3,441,997
Accumulated deficit	(175,915,255)	(147,703,211)
Total Kopin Corporation stockholders’ equity	109,846,959	134,553,247
Noncontrolling interest	(459,656)	9,939
Total stockholders’ equity	109,387,303	134,563,186
Total liabilities and stockholders’ equity	$122,941,414	$146,131,723
See Accompanying Notes to Consolidated Financial Statements.

KOPIN CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

Fiscal year ended	2014	2013	2012
Revenues:
Net component revenues	$26,956,741	$20,574,812	$31,298,419
Research and development revenues	4,850,724	2,322,897	3,343,441
	31,807,465	22,897,709	34,641,860
Expenses:
Cost of component revenues	19,638,149	20,655,216	22,041,953
Research and development-funded programs	5,236,791	1,550,873	2,178,472
Research and development-internal	15,499,230	15,983,147	12,121,689
Selling, general and administrative	19,908,020	19,124,750	17,165,870
Impairment of intangible assets and goodwill	—	1,511,414	1,704,770
	60,282,190	58,825,400	55,212,754
Loss from operations	(28,474,725)	(35,927,691)	(20,570,894)
Other income and expense:
Interest income	966,403	1,118,617	1,126,344
Other income, net	271,537	235,917	173,829
Foreign currency transaction gains (losses)	91,725	(387,351)	(1,032,588)
Gain on sales of investments	—	1,899,291	856,170
Loss on investment in Intoware	—	—	(557,594)
Impairment of equity and cost investments	(1,319,287)	(5,000,442)	—
	10,378	(2,133,968)	566,161
Loss from continuing operations before benefit (provision) for income taxes, and equity losses in unconsolidated affiliates and net loss of noncontrolling interest	(28,464,347)	(38,061,659)	(20,004,733)
Tax benefit (provision)	180,000	12,933,209	(1,099,000)
Loss before equity losses in unconsolidated affiliates and net loss of noncontrolling interest	(28,284,347)	(25,128,450)	(21,103,733)
Equity losses in unconsolidated affiliates	(386,442)	(625,098)	(679,587)
Loss from continuing operations	(28,670,789)	(25,753,548)	(21,783,320)
Income from discontinued operations, net of tax	—	20,147,532	2,789,048
Net loss	$(28,670,789)	$(5,606,016)	$(18,994,272)
Net loss attributable to the noncontrolling interest	458,745	896,400	632,342
Net loss attributable to the controlling interest	$(28,212,044)	$(4,709,616)	$(18,361,930)
Net (loss) income per share:
Basic:
Continuing operations	$(0.45)	$(0.40)	$(0.33)
Discontinued operations	—	0.32	0.04
Net loss per share	$(0.45)	$(0.08)	$(0.29)
Diluted:
Continuing operations	$(0.45)	$(0.40)	$(0.33)
Discontinued operations	—	0.32	0.04
Net loss per share	$(0.45)	$(0.08)	$(0.29)
Weighted average number of common shares outstanding:
Basic	62,638,675	62,347,852	63,617,680
Diluted	62,638,675	62,347,852	63,617,680
See Accompanying Notes to Consolidated Financial Statements.

KOPIN CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

Fiscal years ended	2014	2013	2012
Net loss	$(28,670,789)	$(5,606,016)	$(18,994,272)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(1,102,859)	231,321	2,687,344
Unrealized holding gain (loss) on marketable securities	681,346	(116,134)	730,967
Reclassifications of loss in net loss	(6,477)	(1,936,121)	(586,433)
Other comprehensive (loss) income	$(427,990)	$(1,820,934)	$2,831,878
Comprehensive loss	(29,098,779)	(7,426,950)	(16,162,394)
Comprehensive gain attributable to the noncontrolling interest	570,977	871,867	167,232
Comprehensive loss attributable to the controlling interest	$(28,527,802)	$(6,555,083)	$(15,995,162)

See Accompanying Notes to Consolidated Financial Statements.

KOPIN CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Kopin Corporation Stockholders’ Equity	Noncontrolling interest	Total Stockholders’ Equity
	Shares	Amount
Balance December 31, 2011	73,226,258	$732,263	$315,710,160	$(30,995,449)	$4,146,024	$(124,631,666)	$164,961,332	$5,135,423	$170,096,756
Vesting of restricted stock	671,568	6,716	(6,716)	—	—	—	—	—	—
Stock based compensation expense	—	—	3,851,672	—	—	—	3,851,672	—	3,851,672
Other comprehensive income	—	—	—	—	2,366,768	—	2,366,768	465,110	2,831,878
Acquisition of Ikanos equity interest	—	—	—	—	—	—	—	1,384,039	1,384,039
Restricted stock for tax withholding obligations	(201,182)	(2,013)	(626,621)	—	—	—	(628,634)	—	(628,634)
Treasury stock purchase	—	—	—	(3,455,529)	—	—	(3,455,529)	—	(3,455,529)
Net loss	—	—	—	—	—	(18,361,930)	(18,361,930)	(632,342)	(18,994,272)
Balance December 29, 2012	73,696,644	$736,966	$318,928,495	$(34,450,978)	$6,512,792	$(142,993,596)	$148,733,679	$6,352,230	$155,085,910
Vesting of restricted stock	1,216,900	12,169	(12,169)	—	—	—	—	—	—
Stock based compensation expense	—	—	3,804,408	—	—	—	3,804,408	—	3,804,408
Other comprehensive loss	—	—	—	—	(1,845,466)	—	(1,845,466)	24,532	(1,820,934)
Sale of III-V product line	—	—	—	—	(1,580,629)	—	(1,580,629)	(2,673,051)	(4,253,680)
Acquisition of eMDT	—	—	—	—	—		—	200,198	200,198
Acquisition of noncontrolling interest in Kowon	—	—	(1,020,130)	—	355,300	—	(664,830)	(2,997,570)	(3,662,400)
Restricted stock for tax withholding obligations	(320,061)	(3,200)	(1,189,146)	—	—	—	(1,192,346)	—	(1,192,346)
Treasury stock purchase	—	—	—	(7,991,954)	—	—	(7,991,954)	—	(7,991,954)
Net loss	—	—	—	—	—	(4,709,616)	(4,709,616)	(896,400)	(5,606,016)
Balance, December 28, 2013	74,593,483	$745,935	$320,511,458	$(42,442,932)	$3,441,997	$(147,703,211)	$134,553,247	$9,939	$134,563,186
Exercise of stock options	36,750	368	137,445	—	—	—	137,812	—	137,812
Vesting of restricted stock	843,116	8,431	(8,431)	—		—	—	—	—
Stock based compensation expense	—	—	5,059,572	—	—	—	5,059,572	—	5,059,572
Other comprehensive loss	—	—	—	—	(315,758)	—	(315,758)	(112,232)	(427,990)
Acquisition of eMDT	—	—	(101,382)	—	—	—	(101,382)	101,382	—
Restricted stock for tax withholding obligations	(290,142)	(2,901)	(972,968)	—	—	—	(975,869)	—	(975,869)
Treasury stock purchase	—	—	—	(298,619)	—	—	(298,619)	—	(298,619)
Net loss	—	—	—	—	—	(28,212,044)	(28,212,044)	(458,745)	(28,670,789)
Balance, December 27, 2014	75,183,207	$751,833	$324,625,694	$(42,741,551)	$3,126,239	$(175,915,255)	$109,846,959	$(459,656)	$109,387,303
See Accompanying Notes to Consolidated Financial Statements.

KOPIN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

Fiscal year ended	2014	2013	2012
Cash flows from operating activities:
Net loss	$(28,670,789)	$(5,606,016)	$(18,994,272)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	3,002,014	3,646,725	9,111,943
Accretion (amortization) of premium or discount on marketable debt securities	53,437	360,403	(287,439)
Stock-based compensation	4,827,772	4,203,408	4,486,990
Net gain on investment transactions	—	(1,899,291)	(856,170)
Losses in unconsolidated affiliates	102,305	625,098	679,587
Impairment of intangible assets and goodwill	—	1,511,414	1,704,770
Gain on sale of III-V product line	—	(33,452,176)	—
Gain on sale of equipment	283,333	—	—
Deferred income taxes	(230,725)	252,687	2,162,246
Foreign currency (gains) losses	(96,819)	341,590	1,236,194
Loss on remeasurement of investment in Intoware	—	—	557,594
Impairment of investments	1,319,287	5,000,442	—
Change in allowance for bad debt	63,340	(107,694)	(129,370)
Other non-cash items	489,332	733,428	402,938
Changes in assets and liabilities:
Accounts receivable	(1,286,407)	4,853,073	4,363,447
Inventory	(1,520,824)	2,262,547	3,466,568
Prepaid expenses and other current assets	191,367	(179,858)	126,580
Accounts payable and accrued expenses	1,829,591	(773,471)	(2,996,339)
Billings in excess of revenue earned	38,790	(672,714)	(1,247,066)
Net cash (used in) provided by operating activities	(19,604,996)	(18,900,405)	3,788,201
Cash flows from investing activities:
Proceeds from sale of marketable debt securities	39,801,276	17,130,488	37,305,871
Purchase of marketable debt securities	(19,867,896)	(49,329,891)	(39,853,837)
Proceeds from sale of III-V product line	—	55,188,020	—
Cash included in current assets held for sale	—	—	(2,388,812)
Cash paid to acquire Intoware and FDD, net of cash acquired	—	—	188,223
Cash paid to acquire eMDT, net of cash acquired	—	211,484	—
Purchases of cost based investment	—	(3,583,611)	(2,249,784)
Proceeds from sale of investments	—	2,597,289	856,170
Other assets	(38,134)	(10,552)	43,564
Proceeds from sale of equipment	250,000	—	—
Capital expenditures	(1,489,986)	(741,543)	(9,831,967)
Net cash provided by (used in) investing activities	18,655,260	21,461,684	(15,930,572)
Cash flows from financing activities:
Treasury stock purchases	(298,619)	(7,991,954)	(3,455,529)
Purchase of noncontrolling interest in Kowon	—	(3,662,400)	—
Proceeds from exercise of stock options	137,813	—	—
Settlements of restricted stock for tax withholding obligations	(975,869)	(1,192,346)	(628,634)
Net cash used in financing activities	(1,136,675)	(12,846,700)	(4,084,163)
Effect of exchange rate changes on cash	(34,454)	(93,300)	266,758
Net decrease in cash and equivalents	(2,120,865)	(10,378,721)	(15,959,776)
Cash and equivalents:
Beginning of year	16,756,666	27,135,387	43,095,163
End of year	$14,635,801	$16,756,666	$27,135,387
Supplemental disclosure of cash flow information:
Income taxes paid	$(18,000)	$95,000	$75,000
Supplemental schedule of noncash investing activities:
Construction in progress included in accrued expenses	$373,000	$105,000	$360,000
Non-cash proceeds from sale of III-V product line	$—	$14,866,000	$—
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
Fiscal Year
The Company’s fiscal year ends on the last Saturday in December. The fiscal years ended December 27, 2014, December 28, 2013 and December 29, 2012 include 52 weeks, and are referred to as fiscal years 2014, 2013 and 2012, respectively, herein.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, a majority owned 93% subsidiary, Kowon Technology Co., Ltd. (Kowon), located in Korea, a majority owned 58% subsidiary, Intoware Ltd. (Intoware), located in the United Kingdom, (formerly known as Ikanos Consulting Limited) and a majority owned 80% subsidiary, eMDT America Inc (eMDT), located in California (collectively the Company). All intercompany transactions and balances have been eliminated. Amounts of Kowon, Intoware and eMDT not attributable to the Company are referred to as noncontrolling interests in the consolidated statements of operations and consolidated statements of comprehensive loss. Investments in business entities in which the Company does not have control but has the ability to exercise significant influence over operating and financial policies are accounted for by the equity method.
In 2013, the Company paid approximately $3.7 million to acquire an additional 15% ownership in its Kowon subsidiary which raised its ownership from 78% to 93%. The Company ceased its production activities at its Kowon facility in 2013 but as of December 27, 2014, the closure of this facility did not meet the criteria for assets held for sale.
Revenue Recognition
The Company recognizes revenue if four basic criteria have been met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred and services rendered; (3) the price to the buyer is fixed or determinable; and (4) collectability is reasonably assured. The Company does not recognize revenue for products prior to customer acceptance unless it believes the product meets all customer specifications and the Company has a history of consistently achieving customer acceptance of the product. Provisions for product returns and allowances are recorded in the same period as the related revenues. The Company analyzes historical returns, current economic trends and changes in customer demand and acceptance of product when evaluating the adequacy of sales returns and other allowances. Certain product sales are made to distributors under agreements allowing for a limited right of return on unsold products. Sales to distributors are primarily made for sales to the distributors' customers and not for their stocking of inventory. The Company delays revenue recognition for its estimate of distributor claims of right of return on unsold products based upon its historical experience with the Company’s products and specific analysis of amounts subject to return based upon discussions with the Company’s distributors or their customers.
The Company recognizes revenues from long-term research and development contracts on the percentage-of-completion method of accounting as work is performed, based upon the ratio of costs or hours already incurred to the estimated total cost of completion or hours of work to be performed. Revenue recognized at any point in time is limited to the amount funded by the U.S. government or contracting entity. The Company accounts for product development and research contracts that have established prices for distinct phases as if each phase were a separate contract. In some instances, the Company is contracted to create a deliverable which is anticipated to be qualified and go into full rate production stages. In those cases, the revenue recognition methodology will change from the percentage of completion method to the units-of-delivery method as new contracts are received after formal qualification has been completed. Under certain of its research and development contracts, the Company recognizes revenue on a milestone methodology.  This revenue is recognized when the Company achieves specified milestones based on its past performance.

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
Marketable debt securities consist primarily of commercial paper, medium-term corporate notes, and United States government and agency backed securities. The Company classifies these marketable debt securities as available-for-sale at fair value in “Marketable debt securities, at fair value.” The investments in Vuzix Corporation (Vuzix) and GCS Holdings are included in "Other Assets" as available-for-sale and at fair value. The Company records the amortization of premium and accretion of discounts on marketable debt securities in the results of operations.
The Company uses the specific identification method as a basis for determining cost and calculating realized gains and losses with respect to marketable debt securities. The gross gains and losses realized related to sales of marketable debt securities were not material during fiscal years 2014, 2013 and 2012.
Inventory
Inventory is stated at the lower of cost (determined on the first-in, first-out method) or market and consists of the following at December 27, 2014 and December 28, 2013:

	2014	2013
Raw materials	$2,057,202	$1,441,569
Work-in-process	1,551,799	1,003,540
Finished goods	472,885	632,946
	$4,081,886	$3,078,055
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

Intangible assets

At December 27, 2014 intangible assets consisted of patents. At December 28, 2013, intangible assets include patents, customer relationships, developed technology and trademarks. Customer relationships represent the fair value of the underlying relationships with customers. Developed technology represents the fair value of technology as it exists in current products and has value through its continued use or reuse. The trademark represents the brand and name recognition associated with the marketing of products and was determined to have a finite life.
Identifiable intangible assets are amortized using the straight-line method over the estimated useful lives of the assets, generally three to seven years.

Product Warranty
The Company generally sells products with a limited warranty of product quality and a limited indemnification of customers against intellectual property infringement claims related to the Company’s products. The Company accrues for known warranty and indemnification issues if a loss is probable and can be reasonably estimated, and accrues for estimated incurred but unidentified issues based on historical activity. As of December 27, 2014 and December 28, 2013, the Company had warranty reserves of $0.7 million. For the fiscal years 2014, 2013 and 2012 warranty claims and reversals were approximately $0.4 million, $0.8 million and $2.2 million, respectively.

KOPIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Asset Retirement Obligations
The Company recorded asset retirement obligations (ARO) liabilities of $0.3 million at December 27, 2014 and December 28, 2013, respectively. This represents the legal obligations associated with retirement of the Company’s assets when the timing and/or method of settling the obligation are conditional on a future event that may or may not be within the control of the Company.

	2014	2013
Beginning balance	$329,435	$322,477
Additions	—	—
Charges	—	—
Accretion and exchange rate change	(18,248)	6,958
Ending balance	$311,187	$329,435
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
Weighted-average common shares outstanding used to calculate earnings per share, is as follows:

	2014	2013	2012
Weighted-average common shares outstanding—basic	62,638,675	62,347,852	63,617,680
Stock options and nonvested restricted common stock	—	—	—
Weighted-average common shares outstanding—diluted	62,638,675	62,347,852	63,617,680
The following were not included in weighted-average common shares outstanding- diluted because they are anti-dilutive or performance conditions have not been met at the end of the period.

	2014	2013	2012
Nonvested restricted common stock	2,551,631	3,024,148	2,283,048
Stock options	130,500	558,850	983,680
Total	2,682,131	3,582,998	3,266,728

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
Stock-Based Compensation
The fair value of stock option awards is estimated on the date of grant using the Black-Scholes-Merton option-pricing model. There were no stock options granted in fiscal years 2014, 2013 or 2012.

The fair value of nonvested restricted common stock awards is generally the market value of the Company’s equity shares on the date of grant. The nonvested restricted common stock awards require the employee to fulfill certain obligations, including remaining employed by the Company for one, two or four years (the vesting period) and in certain cases also require meeting either performance criteria or the Company’s stock achieving a certain price. The performance criteria primarily consist of the achievement of established milestones. For nonvested restricted common stock awards which solely require the recipient to remain employed with the Company, the stock compensation expense is amortized over the anticipated service period. For nonvested restricted common stock awards which require the achievement of performance criteria, the Company reviews the probability of achieving the performance goals on a periodic basis. If the Company determines that it is probable that the performance criteria will be achieved, the amount of compensation cost derived for the performance goal is amortized over the service period. If the performance criteria are not met, no compensation cost is recognized and any previously recognized compensation cost is reversed. The Company recognizes compensation costs on a straight-line basis over the requisite service period for time vested awards.

In 2013, the Company granted compensation awards to its Chief Executive Officer that consisted of two grants of 150,000 shares of restricted stock each. One of the grants will vest at the end of the first 10 consecutive trading day period following the grant date during which the Company’s common stock trades at a price per share equal to or greater than $6.00. The other award will vest at the end of the first 10 consecutive trading day period following the grant date during which the Company’s common stock trades at a price per share equal to or greater than $7.00. In 2012, the Company granted compensation awards to its Chief Executive Officer that consisted of a grant of 260,000 shares of restricted stock and a grant of 380,000 shares of phantom stock to be settled in cash. The 260,000 shares of restricted stock and the 380,000 shares of phantom stock will vest at the end of the first 10 consecutive trading day period following the grant date during which the Company’s common stock trades at a price per share equal to or greater than $5.25, prior to September 12, 2016. The vesting of the awards upon achieving a closing stock price of $6.00, $7.00 and $5.25 for 10 consecutive days is considered a market condition. The accounting for the 150,000, 150,000 and 260,000 shares requires the fair market value of the shares to be determined on the grant day and then this fair market value is expensed straight-line over the derived service period. The accounting for the phantom stock award requires the Company to periodically assess the fair market value of the award, with increases or decreases in the fair market value being reflected in the statements of operations.

In 2013, the Company granted a compensation award to its Chief Executive Officer that consisted of a grant of 300,000 shares of restricted stock that will vest upon the Company shipping 50,000 units of a new display. The compensation cost of this award will be recognized over the period the Company ships the displays. As of December 27, 2014, these awards were not yet earned and no compensation expense has been recorded.
Comprehensive Loss
Comprehensive loss is the total of net (loss) income and all other non-owner changes in equity including such items as unrealized holding (losses) gains on marketable equity and debt securities classified as available-for-sale and foreign currency translation adjustments.

KOPIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of accumulated other comprehensive income are as follows:

	Cumulative Translation Adjustment	Unrealized Holding Gain (Loss) on Marketable Securities	Accumulated Other Comprehensive Income
Balance as of December 31, 2011	$1,319,870	$2,826,154	$4,146,024
Changes during year	2,222,234	144,534	2,366,768
Balance as of December 29, 2012	3,542,104	2,970,688	6,512,792
Changes during year	(1,017,403)	(2,053,392)	(3,070,795)
Balance as of December 28, 2013	2,524,701	917,296	3,441,997
Changes during year	(990,626)	674,868	(315,758)
Balance as of December 27, 2014	$1,534,075	$1,592,164	$3,126,239

Impairment of Long-Lived Assets
The Company periodically reviews the carrying value of its long-lived assets to determine if facts and circumstances suggest that they may be impaired or that the amortization or depreciation period may need to be changed. The carrying value of a long-lived asset is considered impaired when the anticipated identifiable undiscounted cash flows from such asset are less than its carrying value. For assets that are to be held and used, impairment is measured based upon the amount by which the carrying amount of the asset exceeds its fair value. The carrying value of the Company’s long-lived assets was $4.6 million at December 27, 2014.
Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606). The reporting standard requires the Company to identify the performance obligations in a contract, determine the transaction price, allocate the transaction price to each of the obligations and then recognizes the transaction price as the obligations are fulfilled. The standard also requires certain new disclosures. The standard is effective for annual and interim reporting periods beginning after December 15, 2016. The Company is currently assessing the potential impact of the adoption of ASU 2014-09 on its consolidated financial statements.
Statement of Comprehensive Income

During the twelve months ended December 27, 2014, the change in the Company's accumulated other comprehensive income was the net of $(1.1) million cumulative translation adjustment and $0.7 million unrealized holding gains on marketable securities.
2. Discontinued Operations
On January 16, 2013, (the Closing Date), the Company sold its III-V product line, including all of the outstanding equity interest in KTC Wireless, LLC (KTC), a wholly owned subsidiary of the Company, to IQE KC, LLC (IQE) and IQE plc (Parent, and collectively with IQE, the Buyer) pursuant to a Purchase Agreement (the Purchase Agreement) entered into on January 10, 2013 for an aggregate purchase price of approximately $75 million, subject to certain adjustments, including working capital adjustments and escrow (the Sale). After adjustments for working capital items the final purchase price was $70.2 million of which $55.2 million was paid to the Company in 2013 and the remaining $15 million will be paid to the Company on the third anniversary of the Closing Date. Payment of the $15 million was recorded at its estimated discount value of $14.8 million and is secured by liens on certain assets of the business sold.
The operating results of the III-V product line prior to the Sale are reported within Income from discontinued operations, net of tax, in the consolidated statement of operations and have been excluded from segment results.
The following table summarizes the results from discontinued operations:

KOPIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 28, 2013	December 29, 2012
Net product and research and development revenues	$2.3	$58.8
(Loss) gain from discontinued operations before income taxes	(0.2)	4.5
(Provision) benefit for income taxes on discontinued operations	—	(1.7)
Discontinued operations, net of tax	(0.2)	2.8
Gain on sale, net of $13.1 million of tax	20.4	—
Income from discontinued operations, net of tax	$20.2	$2.8

3.    Property, Plant and Equipment
Property, plant and equipment consisted of the following at December 27, 2014 and December 28, 2013:

	Useful Life	2014	2013
Land		$877,485	$915,595
Buildings	10 years	2,298,367	2,398,188
Equipment	3-5 years	19,696,919	20,993,220
Leasehold improvements	Life of the lease	3,652,395	3,441,553
Furniture and fixtures	3 years	886,985	910,270
Equipment under construction		657,142	623,503
		28,069,293	29,282,329
Accumulated depreciation and amortization		(23,479,872)	(23,247,366)
Net property, plant and equipment		$4,589,421	$6,034,963
There were no material gains or losses on disposals of long-lived assets in fiscal years 2014, 2013 and 2012. Depreciation expense for the fiscal years 2014, 2013 and 2012 was approximately $2.6 million, $2.4 million and $3.5 million, respectively.
4.    Other Assets and Note Receivable
Other assets consist of the following as of December 27, 2014 and December 28, 2013:

	2014	2013
Marketable Equity Securities
Vuzix Corporation	$1,500,777	$1,433,102
GCS Holdings	180,347	—
Non-Marketable Securities—Equity Method Investments
KoBrite	—	1,421,592
Other	219,704	169,764
Total Other Assets	$1,900,828	$3,024,458
Marketable Equity Securities
As of December 27, 2014, the Company had an investment in Vuzix Corporation and GCS Holdings which had a fair market values of $1.5 million and $0.2 million, respectively and adjusted cost basis of $0.0 million and $0.0 million, respectively.
Non-Marketable Securities—Equity Method Investments
Equity losses in unconsolidated affiliates recorded in the consolidated statement of operations are as follows:

KOPIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2014	2013	2012
KoBrite	$(102,305)	$(406,811)	$(573,265)
Intoware	—	—	(106,322)
Ask Ziggy	$(284,137)	$(218,287)	$—
Total	$(386,442)	$(625,098)	$(679,587)
In the second quarter of 2014 the Company wrote-off its $1.3 million investment in KoBrite. Prior to the write-off, the Company accounted for its 12% ownership interest in Kobrite using the equity method. One of the Company’s directors is a member of the Board of Directors of Bright LED, principal investor of KoBrite.
During the three months ended March 31, 2012, the Company acquired a 25% interest in Intoware Limited, a private company, for $0.7 million. On July 10, 2012, the Company invested an additional $2.5 million in Intoware and in 2013 Intoware repurchased stock from an employee. These transactions increased the Company’s interest in Intoware to 58%. For the six month period ended June 30, 2012, the Company recorded the results of operations of Intoware on the equity method of accounting and commencing in the third quarter of 2012 the Company consolidated Intoware.
The Company invested $1.0 million and $1.6 million in 2012 and 2013, respectively, in a private company Ask Ziggy (AZ). At December 28, 2013, the Company determined that the AZ investment was impaired and wrote the investment down to $0. The Company continued to fund AZ during the year ended December 27, 2014.
Summarized financial information for 2012 includes Kobrite for the period ended September 30, 2012 (Kobrite's results are recorded one quarter in arrears) and Intoware's operating results for the six month period January 1, 2012 through June 30, 2012. Summarized financial information for 2013 includes Kobrite for the year ended September 30, 2013 and AZ for the five month period August 1, 2013 through December 28, 2013. As of December 27, 2014, the Company no longer has any equity-method investments with value in the financial statements.

	2013	2012
Current assets	$7,769,000	$9,581,000
Noncurrent assets	10,663,000	12,701,000
Current liabilities	1,207,000	1,215,000
Revenues	5,085,000	6,010,000
Margin loss	(2,501,000)	(2,732,000)
Loss from operations	(6,114,000)	(4,938,000)
Net loss	(5,526,000)	(5,308,000)

The Company has a loan to a non-officer employee for approximately $140,000 at December 27, 2014, which is currently due.
During the first quarter of 2013, the Company acquired four patents for $1.8 million and hired the patents' inventor. Upon commencement of employment the Company issued to the employee 400,000 shares of the Company's common stock, of which 100,000 shares were immediately vested and 300,000 shares were to vest upon the achievement of certain milestones.
During the twelve months ended December 28, 2013, the Company recorded impairment charges of $2.5 million related to the write-off of a cost based investment.

The Company has a $15.0 million note receivable as a result of the sale of its III-V product line and investment in KTC which is due January 16, 2016. The note receivable is carried on the Company’s financial statements at a discount amount of $14.9 million on December 27, 2014. The note receivable is collateralized by certain assets of the buyer of III-V product line. The buyer has outstanding debt and the repayment of the note receivable is subject to the buyer remaining within its debt compliance obligations at the time of repayment.

5.    Business Combinations

eMDT

KOPIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In April 2013, the Company acquired 51% of the outstanding stock of eMDT, a private company, for $400,000. In connection with the acquisition, the Company allocated excess purchase price in the amount of approximately $400,000 to goodwill.  During the second quarter of 2014, the Company paid approximately $0.3 million to acquire an additional 29% ownership in its eMDT subsidiary increasing its ownership percentage to 80%. As of December 27, 2014, the Company has an option to acquire the remaining equity of the Company for $200,000.

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
6.    Goodwill and Intangibles

The Company’s goodwill balance is as follows:

	Fiscal Year Ended
	December 27, 2014	December 28, 2013
Beginning Balance	$1,016,132	$684,789
Acquisition of Intoware	—	395,713
Adjustments	(39,681)	(64,370)
Ending Balance	$976,451	$1,016,132
The Company performs impairment tests of goodwill at its reporting unit level. The Company conducts its annual goodwill impairment test on the last day of each fiscal year unless factors indicate that an impairment may have occurred. As of December 27, 2014, the Company performed a qualitative analysis which determined there was no impairment of the Company's goodwill. Goodwill is included in the Kopin reportable segment.
At December 28, 2013, the Company performed a review of the FDD intangibles assets and determined that the customer relationships, technology and trademarks were impaired. The Company performed a remeasurement of the fair value of the intangible assets using the income approach and as a result the Company wrote down the value of the intangible assets by $1.2 million in the year ended December 28, 2013. At December 28, 2013, the Company determined that as a result of a change in the strategic direction of Intoware the value of its customer relationships were impaired and the Company wrote down the value of the intangible assets by $0.3 million.
During the twelve month period ended December 29, 2012, the Company determined that FDD was not achieving the operating results identified in the model that was used to determine the goodwill impairment at December 31, 2011. The Company performed a goodwill impairment test and determined that the remaining goodwill was impaired and accordingly the Company recorded a $1.7 million goodwill impairment charge in the year ended December 29, 2012. The Company performed its annual goodwill impairment test on Intoware goodwill using the income approach. At December 29, 2012, no impairment of Intoware goodwill was indicated.
The discount rate used was the value-weighted average of the Company’s estimated cost of equity and debt (“cost of capital”) derived using both known and estimated customary market metrics.
The identified intangible assets will be amortized on a straight-line basis over the following lives:

Years
Customer relationships	7
Developed technology	7
Trademark portfolio	7

The Company recognized $1.0 million and $0.3 million in amortization for the fiscal years ended December 27, 2014 and December 28, 2013, respectively, and $0.3 million for the fiscal year ended December 29, 2012, related to its intangible assets. The Company will amortize the remaining balance of intangible assets of $616,759 in 2015.

KOPIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table details the fair value measurements within the fair value hierarchy of the Company’s financial assets:

		Fair Value Measurement at December 27, 2014 Using:
	Total	Level 1	Level 2	Level 3
Money Markets and Cash Equivalents	$14,635,802	$14,635,802	$—	$—
U.S. Government Securities	57,697,142	21,218,340	36,478,802	—
Corporate Debt	5,970,983	—	5,970,983	—
Certificates of Deposit	12,555,010	—	12,555,010	—
Vuzix Corporation	1,500,777	1,500,777	—	—
GCS Holdings	180,347	180,347	—	—
	$92,540,061	$37,535,266	$55,004,795	$—

		Fair Value Measurement at December 28, 2013 Using:
	Total	Level 1	Level 2	Level 3
Money Markets and Cash Equivalents	$16,756,666	$16,756,666	$—	$—
U.S. Government Securities	68,284,392	16,542,003	51,742,389	—
Corporate Debt	12,984,331	—	12,984,331	—
Certificates of Deposit	14,703,812	—	14,703,812	—
Vuzix Corporation	1,433,102	1,433,102	—	—
	$114,162,303	$34,731,771	$79,430,532	$—
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

KOPIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Marketable Debt Securities
Investments in available-for-sale marketable debt securities are as follows at December 27, 2014 and December 28, 2013:

	Amortized Cost		Unrealized Gains		Unrealized Losses		Fair Value
	2014	2013	2014	2013	2014	2013	2014	2013
U.S. government and agency backed securities	$57,897,914	$68,970,505	$—	$—	$(200,772)	$(686,113)	$57,697,142	$68,284,392
Corporate debt and certificates of deposits	18,564,823	27,767,513	—	—	(38,830)	(79,370)	18,525,993	27,688,143
Total	$76,462,737	$96,738,018	$—	$—	$(239,602)	$(765,483)	$76,223,135	$95,972,535

The contractual maturity of the Company’s marketable debt securities is as follows at December 27, 2014:

	Less than One year	One to Five years	Greater than Five years	Total
U.S. government and agency backed securities	$14,618,790	$35,548,345	$7,530,007	$57,697,142
Corporate debt and certificates of deposits	15,883,913	1,680,830	961,250	18,525,993
Total	$30,502,703	$37,229,175	$8,491,257	$76,223,135
Other-than-Temporary Impairments
The Company reviews its marketable debt securities on a quarterly basis for the presence of other-than-temporary impairment (OTTI).
If the Company determines that an OTTI has occurred it further estimates the amount of OTTI resulting from a decline in the credit worthiness of the issuer (credit-related OTTI) and the amount of non credit-related OTTI. Noncredit-related OTTI can be caused by such factors as market illiquidity. Credit-related OTTI is recognized in earnings while noncredit-related OTTI on securities not expected to be sold is recognized in other comprehensive income (OCI). The Company did not record any OTTI for the fiscal years 2014, 2013 and 2012.
8.    Stockholders’ Equity and Stock-Based Compensation
In March 2013, the Company’s Board of Directors authorized the repurchase of up to $30 million of the Company’s common stock in open market or negotiated transactions through March 2014. Since the plan’s inception through December 27, 2014, the Company has purchased 2,241,121 shares of its common stock for $8,290,573.
The Company has stock-based awards outstanding under two plans. In 2001, the Company adopted a 2001 Equity Incentive Plan (the Equity Plan). The Equity Plan authorized 7,100,000 shares of common stock, to be issued to employees, non-employees, and members of the Board of Directors (the Board). The Equity Plan had a ten year life and therefore no new equity awards may be issued under this plan. In 2010, the Company adopted a 2010 Equity Incentive Plan (the 2010 Equity Plan) which authorized the issuance of shares of common stock to employees, non-employees, and the Board. The 2010 Equity Plan has been subsequently amended to increase the number of authorized shares. The number of shares authorized is 500,000 plus the number of shares of common stock which were available for grant under the Equity Plan, the number of shares of common stock which were the subject of awards outstanding under the Equity Plan and are forfeited, terminated, canceled or expire after the adoption of the 2010 Equity Plan and the number of shares of common stock delivered to the Company either in exercise of an Equity Plan award or in satisfaction of a tax withholding obligation. The option price of statutory incentive stock options shall not be less than 100% of the fair market value of the stock at the date of grant, or in the case of certain statutory incentive stock options, at 110% of the fair market value at the time of the grant. The option price of nonqualified stock options is determined by the Board or Compensation Committee. Options must be exercised within a ten-year period or sooner if so specified within the option agreement. The term and vesting period for restricted stock awards and options granted under the 2010 Equity Plan are determined by the Board’s compensation committee.
During the six months ended June 28, 2014, the 2010 Equity Plan was amended to increase the number of authorized shares by 1.9 million. The Company has available approximately 3.0 million shares of common stock available for issuance

KOPIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

under the Company’s 2010 Equity Plan in excess of shares of common stock which have already been reserved for under previously issued equity awards.
Stock Options
A summary of stock option activity under the stock award plans as of December 27, 2014 and changes during the twelve month period is as follows:

	2014
	Shares	Weighted Average Exercise Price
Balance, beginning of year	558,850	$5.09
Options forfeited/canceled	(391,600)	5.75
Options exercised	(36,750)	3.75
Balance, end of year	130,500	$3.49
Exercisable, end of year	130,500

The Company has 130,500 stock options outstanding at December 27, 2014 which will expire by May 19, 2015 and have exercise prices that range from $3.15 to $3.87. The aggregate intrinsic value of the options at December 27, 2014 was approximately $13,000. No stock options were issued in 2014, 2013 or 2012. The intrinsic value of options exercised in 2014, 2013 and 2012 was approximately $26,000, $0 and $0, respectively. The Company has issued warrants to purchase 200,000 shares of the Company’s stock at $3.49. During the year ended December 29, 2012, the warrants became fully vested.

Cash received from option exercises under all share-based payment arrangements was approximately $0.1 million for fiscal year 2014. No tax benefits were realized during the three year period ended 2014 due to the existence of tax net operating loss carryforwards.
NonVested Restricted Common Stock
The Company has issued shares of nonvested restricted common stock to certain employees. Each award requires the employee to fulfill certain obligations, including remaining employed by the Company for one, two or four years (the vesting period) and in certain cases also meeting performance criteria. A summary of the activity for nonvested restricted common stock awards as of December 27, 2014 and changes during the twelve months then ended is presented below:

	Shares	Weighted Average Grant Fair Value
Balance, December 28, 2013	2,974,148	$4.25
Granted	523,000	4.01
Forfeited	(102,400)	3.33
Vested	(843,117)	3.73
Balance, December 27, 2014	2,551,631	$4.41

Included within the nonvested restricted common stock table above is 50,000 awards granted for which the performance conditions have yet to be determined and therefore a grant date has not yet been established for the award.  No stock based compensation expense has been recorded relating to this award during the three and twelve month period ended December 27, 2014.
The forfeitures in 2014 were primarily due to fact that the performance criteria were not met related to these awards.
Stock-Based Compensation
The following table summarizes stock-based compensation expense related to employee stock options and nonvested restricted common stock awards for the fiscal years 2014, 2013 and 2012 (no tax benefits were recognized):

KOPIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2014	2013	2012
Cost of component revenues	$766,221	$414,842	$513,789
Research and development	965,945	423,548	366,443
Selling, general and administrative	3,095,606	3,365,018	3,606,758
Total	$4,827,772	$4,203,408	$4,486,990
Total unrecognized compensation expense for the nonvested restricted common stock as of December 27, 2014 totals $3.5 million and is expected to be recognized over a period of two years.
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

	Percent of Gross Accounts Receivable
Customer	2014	2013
Company A	1	22
Company B	5	12
Company C	9	12
Company D	32	*
Company E	14	*
Company F	8	*
Sales to significant non-affiliated customers for fiscal years 2014, 2013 and 2012, as a percentage of total revenues, is shown in the table below. Note the caption “Military Customers in Total” in the table below excludes research and development contracts. The Company sells its displays to Japanese customers through Ryoden Trading Company. (The symbol “*” indicates that sales to that customer were less than 10% of the Company’s total revenues.)

	Sales as a Percent of Total Revenue
	Fiscal Year
Customer	2014	2013	2012
Military Customers in Total	45	38	57
Company A	*	18	12
Company C	11	*	*
Company D	26	13	22
Company E	*	*	21
Company F	*	*	*
U.S Government funded Research and Development Contracts	4	7	10

KOPIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.    Income Taxes
The (benefit) provision for income taxes from continuing operations consists of the following for the fiscal years indicated:

	Fiscal Year
	2014	2013	2012
Current
Federal	$—	$(13,124,000)	$—
State	50,000	12,000	64,000
Foreign	—	(34,000)	—
Total current provision (benefit)	50,000	(13,146,000)	64,000
Deferred
Federal	(9,554,000)	(3,616,000)	(2,878,000)
State	(1,709,000)	644,000	(505,000)
Foreign	411,000	(565,000)	73,000
Change in valuation allowance	10,622,000	3,750,000	4,345,000
Total deferred (benefit) provision	(230,000)	213,000	1,035,000
Total (benefit) provision for income taxes	$(180,000)	$(12,933,000)	$1,099,000
Net operating losses were not utilized in 2014, 2013 and 2012 to offset federal and state taxes.
The actual income tax (benefit) provision reported from operations are different than those which would have been computed by applying the federal statutory tax rate to loss before income tax (benefit) provision. A reconciliation of income tax (benefit) provision from continuing operations as computed at the U.S. federal statutory income tax rate to the provision for income tax benefit is as follows:

	Fiscal Year
	2014	2013	2012
Tax provision at federal statutory rates	$(9,964,000)	$(13,322,000)	$(7,002,000)
State tax liability	33,000	8,000	42,000
Foreign deferred	371,000	(644,000)	734,000
Foreign withholding	(196,000)	308,000	1,170,000
Outside basis in KTC and Kowon, net	(394,000)	(202,000)	2,422,000
Goodwill	—	—	417,000
Nondeductible expenses	(21,000)	306,000	(18,000)
Increase in net state operating loss carryforwards	(177,000)	(2,868,000)	—
Utilization of net operating losses for U.K. research and development refund	1,089,000	—	—
Provision to tax return adjustments and state tax rate change	(516,000)	(33,000)	(462,000)
Tax credits	(610,000)	(390,000)	(100,000)
Non-deductible 162M compensation limitations	196,000	558,000	198,000
Non-deductible equity compensation	(687,000)	(418,000)	136,000
Other, net	74,000	14,000	(783,000)
Change in valuation allowance	10,622,000	3,750,000	4,345,000
	$(180,000)	$(12,933,000)	$1,099,000
Pretax foreign losses from continuing operations were approximately $(2,588,000), $(4,966,000) and $(6,870,000) for fiscal years 2014, 2013 and 2012, respectively. The Company has made the decision to close Kowon and accordingly reflected a liability for unremitted earnings.
The benefit for income taxes for the fiscal year ended 2014 of $0.2 million represents the net of state and foreign withholding tax.

KOPIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income taxes are provided to recognize the effect of temporary differences between tax and financial reporting. Deferred income tax assets and liabilities consist of the following:

	Fiscal Year
	2014	2013
Deferred tax liability:
Intangible asset	$—	$(141,000)
Foreign withholding liability	(1,282,000)	(1,478,000)
Foreign unremitted earnings	(2,882,000)	(3,276,000)
Deferred tax assets:
Federal net operating loss carryforwards	22,758,000	15,322,000
State net operating loss carryforwards	1,689,000	624,000
Foreign net operating loss carryforwards	2,612,000	3,202,000
Equity awards	2,508,000	1,666,000
Tax credits	6,267,000	5,657,000
Equipment	1,024,000	838,000
Investments	5,279,000	4,594,000
Other	3,253,000	3,365,000
Net deferred tax assets	41,226,000	30,373,000
Valuation allowance	(42,508,000)	(31,886,000)
	$(1,282,000)	$(1,513,000)
As of December 27, 2014, the Company has available for tax purposes federal net operating loss carryforwards (NOLs) of $65.0 million expiring through 2033. The Company has recognized a full valuation allowance on its net deferred tax assets as the Company has concluded that such assets are not more likely than not to be realized. The $10.6 million increase in valuation allowance during fiscal year 2014 was primarily due to an increase in net operating loss carryforwards. The 3.7 million increase in valuation allowance during fiscal year 2013 was primarily due to net operating losses generated of $8.6 million and the sale of III-V assets. The Company has not historically recorded, nor does it intend to record the tax benefits from stock awards until realized. Unrecorded benefits from stock awards approximated $10.3 million at December 27, 2014.
The Company has suspended operations and terminated the majority of employees at its Korean subsidiary, Kowon. The assets, primarily buildings and land, have been put up for sale. It is more likely than not that the Company's share of the net book value of its Korean investment would be repatriated to the U.S. resulting in a Korean withholding tax of $1.3 million. As a result of the Company no longer being permanently reinvested in Korea, a deferred tax liability for the unremitted earnings in the Korean subsidiary has been booked for $2.9 million.

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
International jurisdictions have statutes of limitations generally ranging from three to seven years after filing of the respective return. Years still open to examination by tax authorities in major jurisdictions include Korea (2006 onward), Japan (2006 onward), Hong Kong (2008 onward) and United Kingdom (2011 onward). The Company is not currently under examination in these jurisdictions.
11.    Accrued Warranty
The Company warrants its products against defect for 12 months. A provision for estimated future costs and estimated returns for credit relating to warranty is recorded in the period when product is shipped and revenue recognized, and is updated

KOPIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

as additional information becomes available. The Company’s estimate of future costs to satisfy warranty obligations is based primarily on historical warranty expense experienced and a provision for potential future product failures. Changes in the accrued warranty for fiscal years 2014 and 2013 are as follows:

	Fiscal Year Ended
	December 27, 2014	December 28, 2013
Beginning Balance	$716,000	$716,000
Additions	389,000	798,000
Claim and reversals	(389,000)	(798,000)
Ending Balance	$716,000	$716,000
12.    Employee Benefit Plan
The Company has an employee benefit plan pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended. In 2014, the plan allowed employees to defer an amount of their annual compensation up to a current maximum of $17,500 if they are under the age of 50 and $23,000 if they are over the age of 50. The Company matches 50% of all deferred compensation on the first 6% of each employee’s deferred compensation. The amount charged to operations in connection with this plan was approximately $224,000, $146,000 and $210,000 in fiscal years 2014, 2013 and 2012, respectively.
13.    Commitments and Contingencies
Leases
The Company leases facilities located in Westborough, Massachusetts, Santa Clara, California, Scotts Valley, California, Dalgety Bay, Scotland and Nottingham, United Kingdom, under non-cancelable operating leases. The Westborough lease expires in 2023. The Santa Clara lease expires in 2016. The Scotts Valley lease expires in October 2015. The Dalgety Bay lease expires in 2016. The Company also leases two facilities in Nottingham, United Kingdom which expire in 2016 and 2017. Substantially all real estate taxes, insurance and maintenance expenses under these leases are the Company’s obligations and are expensed as incurred and were immaterial. The following is a schedule of minimum rental commitments under non-cancelable operating leases at December 27, 2014:

Fiscal Year ending,	Amount
2015	$1,239,000
2016	908,000
2017	665,000
2018	641,000
2019	638,000
Thereafter	2,130,000
Total minimum lease payments	$6,221,000
Amounts incurred under operating leases are recorded as rent expense on a straight-line basis and aggregated approximately $1.7 million in fiscal year 2014, $1.3 million in fiscal year 2013 and $0.8 million in fiscal year 2012.
Other Agreements
The Company has entered into various license agreements which require payment of royalties based upon a set percentage of product sales, subject in some cases, to certain minimum amounts. Total royalty expense approximated $37,000, $20,000 and $18,000, respectively, in fiscal years 2014, 2013 and 2012.

The Company received a $3.0 million grant in fiscal year 2008 from the Commonwealth of Massachusetts as an incentive to retain jobs in Massachusetts. As a result of the sale of the III-V product line the Company repaid all of such amounts to the state in 2013.

KOPIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	Kopin	FDD	Total
2014
Revenues	$28,333	$3,474	$31,807
Net loss attributable to the controlling interest	(26,402)	(1,810)	(28,212)
Total assets from continuing operations	121,301	1,640	122,941
Long-lived assets from continuing operations	4,343	246	4,589
2013
Revenues	$19,883	$3,014	$22,898
Net loss attributable to the controlling interest	(2,003)	(2,707)	(4,710)
Total assets from continuing operations	143,953	2,179	146,132
Long-lived assets from continuing operations	5,488	547	6,035
2012
Revenues	$31,879	$2,763	$34,642
Net loss attributable to the controlling interest	(17,067)	(4,083)	(21,150)
Total assets from continuing operations	134,375	4,202	138,577
Long-lived assets from continuing operations	7,728	758	8,486

Geographical revenue information for the three years ended December 27, 2014, December 28, 2013 and December 29, 2012 was based on the location of the customers and is as follows:

	Fiscal Year
	2014		2013		2012
	Revenue	% of Total	Revenue	% of Total	Revenue	% of Total
US	$19,695,000	62%	$11,927,000	53%	$25,356,000	73%
Other Americas	416,000	1%	230,000	1%	93,000	—%
Total Americas	20,111,000	63%	12,157,000	54%	25,449,000	73%
Asia-Pacific	8,245,000	26%	8,292,000	36%	7,132,000	21%
Europe	3,451,000	11%	2,449,000	10%	2,061,000	6%
Total Revenues	31,807,000	100%	$22,898,000	100%	$34,642,000	100%

Long-lived assets by geographic area are as follows:

KOPIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Fiscal Years
	2014	2013
United States of America	$2,689,000	$3,050,000
United Kingdom	377,000	795,000
Republic of Korea	1,523,000	2,190,000
	$4,589,000	$6,035,000
16.    Selected Quarterly Financial Information (Unaudited)
The following tables present Kopin’s quarterly operating results for the fiscal years ended December 27, 2014 and December 28, 2013. The information for each of these quarters is unaudited and has been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, all necessary adjustments, consisting only of normal recurring adjustments, have been included to present fairly the unaudited consolidated quarterly results when read in conjunction with Kopin’s audited consolidated financial statements and related notes. These operating results are not necessarily indicative of the results of any future period.
Quarterly Periods During Fiscal Year Ended December 27, 2014:

	Three months ended March 29, 2014	Three months ended June 28, 2014 (3)	Three months ended September 27, 2014	Three months ended December 27, 2014
	(In thousands, except per share data)
Revenue	$4,695	$6,943	$9,532	$10,637
Gross profit (2)	$2	$753	$3,861	$2,701
Loss from operations	$(9,614)	$(7,269)	$(5,520)	$(6,073)
Net loss attributable to the controlling interest	$(9,134)	$(8,806)	$(4,469)	$(5,302)
Net loss per share from continuing operations (1):
Basic	$(0.15)	$(0.14)	$(0.08)	$(0.08)
Diluted	$(0.15)	$(0.14)	$(0.08)	$(0.08)
Shares used in computing net loss per share from continuing operations:
Basic	62,530	62,644	62,647	62,734
Diluted	62,530	62,644	62,647	62,734

(1)	Net loss per share is computed independently for each of the quarters presented; accordingly, the sum of the quarterly net income per share may not equal the total computed for the year.

(2)	Gross profit is defined as net product revenue less cost of product revenues.

(3)
Includes $1.3 million impact in loss from operations and net loss attributable to the controlling interest attributable to the write off of an investment for the three month period ended June 28, 2014, as described in Note 4.

Quarterly Periods During Fiscal Year Ended December 28, 2013:

KOPIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three months ended March 30, 2013	Three months ended June 29, 2013	Three months ended September 28, 2013	Three months ended December 28, 2013 (3)
	(In thousands, except per share data)
Revenue	$6,319	$6,079	$4,950	$5,550
Gross profit (2)	$(396)	$(595)	$267	$645
(Loss) income from continuing operations	$1,168	$(8,062)	$(9,015)	$(9,844)
Net loss attributable to the controlling interest	$21,634	$(7,910)	$(8,771)	$(9,660)
Net loss per share from continuing operations (1):
Basic	$0.34	$(0.13)	$(0.14)	$(0.16)
Diluted	$0.34	$(0.13)	$(0.14)	$(0.16)
Shares used in computing net loss per share from continuing operations:
Basic	63,936	62,492	63,542	61,529
Diluted	63,936	62,492	63,542	61,529

(1)	Net loss per share is computed independently for each of the quarters presented; accordingly, the sum of the quarterly net income per share may not equal the total computed for the year.

(2)	Gross profit is defined as net component revenue less cost of component revenues.

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
March 12, 2015

KOPIN CORPORATION

By:	/s/ JOHN C.C. FAN
John C.C. Fan Chairman of the Board, Chief Executive Officer, President and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN C.C. FAN	Chairman of the Board, Chief Executive Officer, President and Director (Principal Executive Officer)	March 12, 2015
John C.C. Fan

/s/ JAMES BREWINGTON	Director	March 12, 2015
James Brewington

/s/ DAVID E. BROOK	Director	March 12, 2015
David E. Brook

/s/ MORTON COLLINS	Director	March 12, 2015
Morton Collins

/s/ ANDREW H. CHAPMAN	Director	March 12, 2015
Andrew H. Chapman

/s/ CHI CHIA HSIEH	Director	March 12, 2015
Chi Chia Hsieh

/s/ MICHAEL J. LANDINE	Director	March 12, 2015
Michael J. Landine

/s/ RICHARD A. SNEIDER	Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)	March 12, 2015
Richard A. Sneider

KOPIN CORPORATION
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
Fiscal Years Ended December 27, 2014, December 28, 2013 and December 29, 2012

Description	Balance at Beginning of Year	Additions Charged to Income	Deductions from Reserve	Balance at End of Year
Reserve deducted from assets—allowance for doubtful accounts:
2012	$513,000	$139,000	$(341,000)	$311,000
2013	311,000	19,000	(128,000)	202,000
2014	202,000	81,000	(17,000)	266,000

INDEX TO EXHIBITS

Exhibits		Sequential page number
3.1	Amended and Restated Certificate of Incorporation	(2)
3.2	Amendment to Certificate of Incorporation	(5)
3.3	Amendment to Certificate of Incorporation	(5)
3.4	Fourth Amended and Restated By-laws	(8)
4	Specimen Certificate of Common Stock	(1)
10.1	Form of Employee Agreement with Respect to Inventions and Proprietary Information	(1)
10.2	Kopin Corporation 2001 Equity Incentive Plan	(7)	*
10.3	Kopin Corporation 2001 Equity Incentive Plan Amendment	(9)	*
10.4	Kopin Corporation 2001 Equity Incentive Plan Amendment	(10)	*
10.5	Kopin Corporation 2001 Equity Incentive Plan Amendment	(11)	*
10.6	Kopin Corporation 2001 Equity Incentive Plan Amendment	(13)	*
10.7	Kopin Corporation 2001 Supplemental Equity Incentive Plan	(6)	*
10.8	Form of Key Employee Stock Purchase Agreement	(1)	*
10.9	License Agreement by and between the Company and Massachusetts Institute of Technology dated April 22, 1985, as amended	(1)
10.10	Facility Lease, by and between the Company and Massachusetts Technology Park Corporation, dated October 15, 1993	(3)
10.11	Joint Venture Agreement, by and among the Company, Kowon Technology Co., Ltd., and Korean Investors, dated as of March 3, 1998	(4)
10.12	Eighth Amended and Restated Employment Agreement between the Company and Dr. John C.C. Fan, dated as of December 31, 2014	*
10.13	Kopin Corporation Form of Stock Option Agreement under 2001 and 2010 Equity Incentive Plans	(12)	*
10.14	Kopin Corporation 2001 and 2010 Equity Incentive Plan Form of Restricted Stock Purchase Agreement	(12)	*
10.15	Kopin Corporation Fiscal Year 2012 Incentive Bonus Plan	*
10.16	Kopin Corporation 2010 Equity Incentive Plan	(14)
10.17	Purchase Agreement, dated January 10, 2013, by and among Kopin Corporation, IQE KC, LLC and IQE plc	(15)
21.1	Subsidiaries of Kopin Corporation
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.0
The following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Stockholder's Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text

*	Management contract or compensatory plan required to be filed as an Exhibit to this Annual Report on Form 10-K.
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

(1)	Filed as an exhibit to Registration Statement on Form S-1, File No. 33-45853, and incorporated herein by reference.
(2)	Filed as an exhibit to Registration Statement on Form S-1, File No. 33-57450, and incorporated herein by reference.
(3)	Filed as an exhibit to Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference.
(4)	Filed as an exhibit to Annual Report on Form 10-Q for the quarterly period ended June 27, 1998 and incorporated herein by reference.
(5)	Filed as an exhibit to Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2000 and incorporated herein by reference.
(6)	Filed as an exhibit to Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2000 and incorporated herein by reference.
(7)	Filed as an appendix to Proxy Statement filed on April 20, 2001 and incorporated herein by reference.
(8)	Filed as an exhibit to Current Report on Form 8-K filed on December 12, 2008 and incorporated herein by reference.
(9)	Filed as an exhibit to Current Report on Form 8-K filed on December 12, 2008 and incorporated herein by reference.
(10)	Filed as an exhibit to Registration Statement on Form S-8 filed on March 15, 2004 and incorporated herein by reference.
(11)	Filed as an exhibit to Registration Statement on Form S-8 filed on May 10, 2004 and incorporated herein by reference.
(12)	Filed as an exhibit to Annual Report on Form 10-K for the fiscal year ended December 25, 2004 and incorporated herein by reference.
(13)	Filed as an exhibit to Registration Statement on Form S-8 filed on April 15, 2008 and incorporated herein by reference.
(14)	Filed with the Company's Definitive Proxy Statement on Schedule 14 filed as of April 5, 2013 and incorporated by reference herein.
(15)	Filed as an exhibit to Current Report on Form 8-K on January 10, 2013 and incorporated by reference herein.