Form 10-Q
period 2015-03-28
KOPIN CORP
filed 2015-05-11
CIK 771266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2015
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
Indicate the number of shares outstanding of each issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 8, 2015
Common Stock, par value $.01	66,495,779

Kopin Corporation

Part 1: FINANCIAL INFORMATION

Item 1:	Condensed Consolidated Financial Statements (Unaudited)

KOPIN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 28, 2015	December 27, 2014
ASSETS
Current assets:
Cash and equivalents	$12,460,936	$14,635,801
Marketable debt securities, at fair value	74,685,260	76,223,135
Accounts receivable, net of allowance of $191,000 and $266,000 in 2015 and 2014, respectively	4,420,993	3,758,832
Unbilled receivables	160,126	43,492
Inventory	3,654,213	4,081,886
Prepaid taxes	65,157	378,637
Prepaid expenses and other current assets	787,121	802,837
Notes receivable	14,950,003	—
Total current assets	111,183,809	99,924,620
Property, plant and equipment, net	4,246,687	4,589,421
Goodwill	947,450	976,451
Intangible assets, net	462,570	616,759
Other assets	2,366,581	1,900,828
Notes receivable	—	14,933,335
Total assets	$119,207,097	$122,941,414
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,524,566	$5,503,734
Accrued payroll and expenses	1,268,813	1,985,691
Accrued warranty	716,000	716,000
Billings in excess of revenue earned	2,343,920	586,471
Other accrued liabilities	2,864,213	3,169,028
Deferred tax liabilities	1,282,000	1,282,000
Total current liabilities	11,999,512	13,242,924
Asset retirement obligations	297,309	311,187
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $.01 per share: authorized, 3,000 shares; none issued	—	—
Common stock, par value $.01 per share: authorized, 120,000,000 shares; issued 78,533,036 shares in 2015 and 77,731,604 shares in 2014; outstanding 63,088,667 shares in 2015 and 63,077,715 shares in 2014	751,909	751,832
Additional paid-in capital	325,499,893	324,625,694
Treasury stock (12,102,258 shares in 2015 and 2014, respectively, at cost)	(42,741,551)	(42,741,551)
Accumulated other comprehensive income	3,620,914	3,126,239
Accumulated deficit	(179,753,247)	(175,915,255)
Total Kopin Corporation stockholders’ equity	107,377,918	109,846,959
Noncontrolling interest	(467,642)	(459,656)
Total stockholders’ equity	106,910,276	109,387,303
Total liabilities and stockholders’ equity	$119,207,097	$122,941,414

See notes to unaudited condensed consolidated financial statements

4

KOPIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
	March 28, 2015	March 29, 2014
Revenues:
Net component revenues	$7,128,369	$4,227,760
Research and development revenues	1,456,622	467,010
	8,584,991	4,694,770
Expenses:
Cost of component revenues	5,283,733	4,225,449
Research and development	4,860,192	5,086,284
Selling, general and administration	4,386,215	4,996,802
	14,530,140	14,308,535
Loss from operations	(5,945,149)	(9,613,765)
Other income and expense:
Interest income	209,664	238,172
Other income, net	19,510	59,828
Foreign currency transaction (losses) gains	(179,589)	181,751
Gain on sale of investments	2,142,421	—
	2,192,006	479,751
Loss before (provision) benefit for income taxes, equity loss in unconsolidated affiliate and net income attributable to noncontrolling interest	(3,753,143)	(9,134,014)
Tax (provision) benefit	(12,500)	143,000
Loss before equity loss in unconsolidated affiliate and net income attributable to noncontrolling interest	(3,765,643)	(8,991,014)
Equity loss in unconsolidated affiliate	(47,443)	(102,305)
Net loss	(3,813,086)	(9,093,319)
Net income attributable to the noncontrolling interest	(24,906)	(41,097)
Net loss attributable to the controlling interest	$(3,837,992)	$(9,134,416)
Net loss per share
Basic	$(0.06)	$(0.15)
Diluted	$(0.06)	$(0.15)
Weighted average number of common shares outstanding:
Basic	63,083,652	62,530,202
Diluted	63,083,652	62,530,202
See notes to unaudited condensed consolidated financial statements

KOPIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended
	March 28, 2015	March 29, 2014
Net loss	$(3,813,086)	$(9,093,319)
Other comprehensive loss:
Foreign currency translation adjustments	14,422	(859,599)
Unrealized holding gain on marketable securities	824,922	183,441
Reclassifications of loss in net loss	(377,561)	(14,085)
Other comprehensive income (loss)	461,783	(690,243)
Comprehensive loss	$(3,351,303)	$(9,783,562)
Comprehensive gain attributable to the noncontrolling interest	57,798	8,986
Comprehensive loss attributable to controlling interest	$(3,293,505)	$(9,774,576)
See notes to unaudited condensed consolidated financial statements

KOPIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Kopin Corporation Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance, December 27, 2014	75,183,207	$751,832	$324,625,694	$(42,741,551)	$3,126,239	$(175,915,255)	$109,846,959	$(459,656)	$109,387,303
Stock-based compensation	—	—	874,276	—	—	—	874,276	—	874,276
Other comprehensive income (loss)	—	—	—	—	494,675	—	494,675	(32,892)	461,783
Exercise of stock warrants	7,718	77	(77)	—	—	—	—	—	—
Net loss	—	—	—	—	—	(3,837,992)	(3,837,992)	24,906	(3,813,086)
Balance, March 28, 2015	75,190,925	$751,909	$325,499,893	$(42,741,551)	$3,620,914	$(179,753,247)	$107,377,918	$(467,642)	$106,910,276
See notes to unaudited condensed consolidated financial statements

KOPIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
	March 28, 2015	March 29, 2014
Cash flows from operating activities:
Net loss	$(3,813,086)	$(9,093,319)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	681,899	932,974
Amortization of premium or discount on marketable debt securities	20,645	17,300
Stock-based compensation	997,464	1,126,957
Gain on sale of investments	(2,142,421)	—
Loss in unconsolidated affiliate	—	102,305
Deferred income taxes	—	(122,359)
Foreign currency losses (gains)	137,074	(157,642)
Change in allowance for bad debt	(74,500)	14,679
Other non-cash items	548,627	233,078
Changes in assets and liabilities:
Accounts receivable	(696,222)	122,945
Inventory	(140,810)	487,156
Prepaid expenses and other current assets	168,651	578,444
Accounts payable and accrued expenses	(3,071,919)	(504,810)
Billings in excess of revenue earned	1,907,449	117,491
Net cash used in operating activities	(5,477,149)	(6,144,801)
Cash flows from investing activities:
Other assets	(8,250)	(14,127)
Capital expenditures	(314,400)	(444,372)
Proceeds from sale of marketable debt securities	3,805,945	13,267,391
Purchase of marketable debt securities	(2,073,061)	(8,444,398)
Proceeds from sale of investments	1,869,804	—
Proceeds from sale of equipment	—	—
Net cash provided by investing activities	3,280,038	4,364,494
Cash flows from financing activities:
Treasury stock purchases	—	(298,619)
Proceeds from exercise of stock options	—	128,441
Net cash used in financing activities	—	(170,178)
Effect of exchange rate changes on cash	22,246	5,429
Net decrease in cash and equivalents	(2,174,865)	(1,945,056)
Cash and equivalents:
Beginning of period	14,635,801	16,756,666
End of period	$12,460,936	$14,811,610
Supplemental disclosure of cash flow information:
Income taxes paid	$50,000	$57,000
Supplemental schedule of noncash investing activities:
Construction in progress included in accrued expenses	$150,000	$232,000
Non cash proceeds from exercise of warrants	$1,330,000	$—

See notes to unaudited condensed consolidated financial statements

KOPIN CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION
The accompanying condensed consolidated financial statements include the accounts of Kopin Corporation, its wholly-owned subsidiaries, Kowon Technology Co., Ltd. (Kowon), a majority owned (93%) subsidiary located in Korea, Intoware Ltd. (Intoware), a majority owned (58%) subsidiary located in the United Kingdom, and eMDT America Inc. (eMDT), a majority owned (80%) subsidiary located in California (collectively, the Company). Ownership interests of Kowon, Intoware and eMDT not attributable to the Company are referred to as noncontrolling interests. All intercompany transactions and balances have been eliminated. The condensed consolidated financial statements for the three months ended March 28, 2015 and March 29, 2014 are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. These condensed consolidated financial statements should be read in conjunction with the Company’s financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 27, 2014.
The Company ceased its production activities at its Kowon facility in 2013, but as of March 28, 2015 the closure of this facility did not meet the criteria for assets held for sale.
During the second quarter of 2014, the Company paid approximately $0.3 million to acquire an additional 29% ownership in its eMDT subsidiary.
The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for any other interim period or for a full fiscal year.
During the three months ended March 28, 2015, the change in the Company's accumulated other comprehensive income was the net of $0.1 million foreign currency translation adjustment, $0.8 million unrealized holding gains on marketable securities and $(0.4) million of reclassified holding gains.

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
The Company uses the specific identification method as a basis for determining cost and calculating realized gains and losses with respect to marketable debt securities. The gross gains and losses realized related to sales and maturities of marketable debt securities were not material during the three months ended March 28, 2015 and the year ended December 27, 2014.
Investments in available-for-sale marketable debt securities are as follows at March 28, 2015 and December 27, 2014:

	Amortized Cost		Unrealized Gains		Unrealized Losses		Fair Value
	2015	2014	2015	2014	2015	2014	2015	2014
U.S. government and agency backed securities	$55,667,125	$57,897,914	$73,752	$—	$—	$(200,772)	$55,740,877	$57,697,142
Corporate debt and certificates of deposit	18,995,265	18,564,823	—	—	(50,882)	(38,830)	18,944,383	18,525,993
Total	$74,662,390	$76,462,737	$73,752	$—	$(50,882)	$(239,602)	$74,685,260	$76,223,135
The contractual maturity of the Company’s marketable debt securities is as follows at March 28, 2015:

	Less than One year	One to Five years	Greater than Five years	Total
U.S. government and agency backed securities	$11,150,469	$36,937,584	$7,652,824	$55,740,877
Corporate debt and certificates of deposit	15,740,959	2,255,924	947,500	18,944,383
Total	$26,891,428	$39,193,508	$8,600,324	$74,685,260
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
The Company further estimates the amount of OTTI resulting from a decline in the credit worthiness of the issuer (credit-related OTTI) and the amount of non credit-related OTTI. Noncredit-related OTTI can be caused by such factors as market illiquidity. Credit-related OTTI is recognized in earnings while noncredit-related OTTI on securities not expected to be sold is recognized in other comprehensive income (loss). The Company did not record an OTTI for the three months ended March 28, 2015 and March 29, 2014.

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
The following table details the fair value measurements of the Company’s financial assets:

		Fair Value Measurement March 28, 2015 Using:
		Level 1	Level 2	Level 3
Cash and Equivalents	$12,460,936	$12,460,936	$—	$—
U.S. Government Securities	55,740,877	19,065,259	36,675,618	—
Corporate Debt	6,779,034	—	6,779,034	—
Certificates of Deposit	12,165,349	—	12,165,349	—
Vuzix Corporation	1,908,957	1,908,957	—	—
GCS Holdings	229,673	229,673	—	—
	$89,284,826	$33,664,825	$55,620,001	$—

		Fair Value Measurement December 27, 2014 Using:
		Level 1	Level 2	Level 3
Cash and Equivalents	$14,635,802	$14,635,802	$—	$—
U.S. Government Securities	57,697,142	21,218,340	36,478,802	—
Corporate Debt	5,970,983	—	5,970,983	—
Certificates of Deposit	12,555,010	—	12,555,010	—
Vuzix Corporation	1,500,777	1,500,777	—	—
GCS Holdings	180,347	180,347	—	—
	$92,540,061	$37,535,266	$55,004,795	$—
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
Inventory is stated at the lower of cost (determined on the first-in, first-out) or market and consists of the following at March 28, 2015 and December 27, 2014:

	March 28, 2015	December 27, 2014
Raw materials	$1,401,645	$2,057,202
Work-in-process	1,860,264	1,551,799
Finished goods	392,304	472,885
	$3,654,213	$4,081,886

5.	NET (LOSS) INCOME PER SHARE
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
Weighted average common shares outstanding used to calculate earnings per share are as follows:

	Three Months Ended
	March 28, 2015	March 29, 2014
Weighted average common shares outstanding-basic	63,083,652	62,530,202
Stock options and non-vested restricted common stock	—	—
Weighted average common shares outstanding-diluted	63,083,652	62,530,202
The following were not included in weighted average common shares outstanding-diluted because they are anti-dilutive or performance or market conditions had not been met at the end of the period.

	March 28, 2015	March 29, 2014
Non-vested restricted common stock	3,342,111	3,349,148
Stock options	130,000	524,600
Total	3,472,111	3,873,748
Not included in weighted average common shares outstanding-diluted are the warrants to purchase 148,000 shares of the Company’s common stock for $3.49 per share.

6.	STOCK-BASED COMPENSATION
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
On February 13, 2015, the Company modified the termination date of certain restricted stock grants previously made to Dr. Fan, the Company’s President and Chief Executive Officer. In 2011, the Company granted Dr. Fan 260,000 shares of restricted stock which will vest upon the first 10 consecutive trading day period following the grant date during which the Company's common stock trades at a price equal to or greater than $5.25 subject to acceleration upon the occurrence of an acceleration event. This grant was originally set to terminate on September 12, 2016. In 2013, the Company granted compensation awards to its Dr. Fan that consisted of two grants of 150,000 shares of restricted stock each. One of the grants will vest at the end of the first 10 consecutive trading day period following the grant date during which the Company’s common stock trades at a price per share equal to or greater than $6.00. The other award will vest at the end of the first 10 consecutive trading day period following the grant date during which the Company’s common stock trades at a price per share equal to or greater than $7.00. Both are due to expire in 2023. On December 31, 2014, Dr. Fan entered into a 3 year employment agreement with the Company which expires on December 31, 2017. The Company has amended the three grants to now terminate on December 31, 2017, to be consistent with Dr. Fan's employment agreement.

A summary of stock option award activity under the equity plans as of March 28, 2015 and changes during the three month period then ended is as follows (all options were vested as of March 28, 2015):

	Three months ended March 28, 2015
	Shares	Weighted Average Exercise Price
Balance, December 27, 2014	130,500	$3.49
Options forfeited/canceled	(500)	3.87
Options exercised	—	—
Balance, all exercisable, March 28, 2015	130,000	$3.49
The weighted average remaining contractual life of the outstanding options is less than one year. The Company has issued warrants to purchase 148,000 shares of the Company’s common stock for $3.49 per share.

Non-Vested Restricted Common Stock
A summary of the activity for non-vested restricted common stock awards as of March 28, 2015 and changes during the three month period then ended is presented below:

	Shares	Weighted Average Grant Fair Value
Balance, December 27, 2014	2,551,631	$3.75
Granted	919,000	3.92
Forfeited	(128,520)	3.75
Vested	—	—
Balance, March 28, 2015	3,342,111	$3.80
Included within the non-vested restricted common stock table above is 50,000 awards granted for which the performance conditions have yet to be determined and therefore a grant date has not yet been established for the award.  No stock-based compensation expense has been recorded relating to this award during the three month period ended March 28, 2015.

Subsequent to the year ended December 27, 2014, the Company identified an error in its calculation of the weighted average grant fair value of issued restricted stock outstanding as of December 27, 2014. The Company had disclosed a weighted average grant fair value of $4.41 in its Form 10-K for the year ended December 27, 2014, however the correct weighted average fair value was $3.75. The Company has revised the amount within the quarter ended March 28, 2015.

Stock-Based Compensation
The following table summarizes stock-based compensation expense within each of the categories below as it relates to non-vested restricted common stock awards for the three months ended March 28, 2015 and March 29, 2014 (no tax benefits were recognized):

	Three Months Ended
	March 28, 2015	March 29, 2014
Cost of component revenues	$199,239	$230,333
Research and development	234,406	332,463
Selling, general and administrative	563,819	564,161
Total	$997,464	$1,126,957
Unrecognized compensation expense for non-vested restricted common stock as of March 28, 2015 totaled $6.2 million and is expected to be recognized over a weighted average period of three years.

7.	OTHER ASSETS AND NOTE RECEIVABLE
During the second quarter of 2014, the Company wrote-off its $1.3 million investment in Kobrite. Prior to the write-off, the Company accounted for its 12% ownership interest using the equity method. One of the Company’s directors is a member of the Board of Directors of Bright LED, principal investor of KoBrite.

The Company has recorded a $14.9 million note receivable resulting from the sale of its III-V product line and its investment in KTC, which is due January 16, 2016. The receivable is collateralized by certain assets of the buyer of the III-V product line. The buyer has outstanding debt and the repayment of the receivable is subject to the buyer remaining within its debt compliance obligations at the time of repayment.

As of March 28, 2015 the Company had an investment in GCS Holdings with a fair market value of $0.2 million and an adjusted cost basis of $0.0 million. As of December 27, 2014, GCS Holdings had a fair market value of $0.2 million, with an adjusted cost basis of $0.0 million.

As of December 27, 2014, the Company had an investment in Vuzix Corporation (“Vuzix”) with a fair market value of $1.5 million and adjusted cost basis of $0.0 million. On February 25, 2015, the Company acquired approximately 251,000 shares of Vuzix common stock through a cashless exercise of warrants. The Company received the warrants in August 2013 as part of a restructuring of debt owed by Vuzix to the Company. Upon receipt of the warrants, the Company should have recorded the value of the warrant of approximately $352,000 in its consolidated financial statements. Subsequently, the Company should have marked to market the warrants at the end of each reporting period. Had the Company recorded the warrants in its consolidated financial statements and marked to market the warrants as of December 28, 2013 and December 27, 2014, the Company would have recorded gains in its statement of operations of approximately $646,000 and $171,000, respectively. In the first quarter of 2015, the Company recorded the warrants in its consolidated financial statements and as a result recorded a gain of approximately $1.3 million with $817,000 attributed to prior periods. The value of the warrants as of August 2013, December 28, 2013 and December 27, 2014 was determined using the Black-Scholes pricing model. The Company does not believe the unrecorded gains were material to the consolidated financial statements as the loss from operations for the fiscal years ended December 28, 2013 and December 27, 2014 were $35.9 million and $28.7 million, respectively. As of March 28, 2015, the Company’s investment in Vuzix had a fair market value of $1.9 million with adjusted cost basis of $0.3 million.

8.	ACCRUED WARRANTY
The Company typically warrants its products against defect for 12 months. A provision for estimated future costs and estimated returns for credit relating to warranty is recorded in the period when product is shipped and revenue recognized, and is updated as additional information becomes available. The Company’s estimate of future costs to satisfy warranty obligations is based primarily on historical warranty expense experienced and a provision for potential future product failures. Changes in the accrued warranty for the three months ended March 28, 2015 are as follows:

Balance, December 27, 2014	$716,000
Additions	128,000
Claim and reversals	(128,000)
Balance, March 28, 2015	$716,000

9.	INCOME TAXES
The Company’s tax provision of approximately $12,500 for the three month period ended March 28, 2015 represents the net movement in estimated foreign withholding on anticipated future remitted earnings of an international subsidiary and state taxes. The Company’s tax benefit of approximately $143,000 for the three month period ended March 29, 2014 represents a reduction in estimated foreign withholding taxes due on an international subsidiary.
As of March 28, 2015, the Company has available for tax purposes U.S. federal NOLs of approximately $71 million expiring through 2034. The Company has recognized a full valuation allowance on its domestic and certain foreign net deferred tax assets due to the uncertainty of realization of such assets. The Company has not historically recorded, nor does it intend to record the tax benefits from stock awards until realized. Unrecorded benefits from stock awards approximate $10 million.
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
The Company’s chief operating decision maker is its Chief Executive Officer. The Company has determined it has two reportable segments, FDD, the manufacturer of its reflective display products for test and simulation products, and Kopin, which is comprised of Kopin Corporation, Kowon, Intoware and eMDT. The following table presents the Company’s reportable segment results (in thousands):

	Three Months Ended
	March 28, 2015
	Kopin	FDD	Total

Revenues	$7,586	$999	$8,585
Net loss attributable to the controlling interest	(3,373)	(465)	(3,838)
Total assets	117,684	1,523	119,207
Long-lived assets	4,067	180	4,247
The total assets of Kopin is net of $5.2 million and $5.0 million in intercompany loans to FDD as of March 28, 2015 and December 27, 2014, respectively.

	Three Months Ended
	March 29, 2014
	Kopin	FDD	Total

Revenues	$3,902	$793	$4,695
Net loss attributable to the controlling interest	(8,624)	(510)	(9,134)
Total assets	135,080	2,014	137,094
Long-lived assets	4,927	423	5,350
During the three month periods ended March 28, 2015 and March 29, 2014, the Company derived its sales from the following geographies (as a percentage of net revenues):

	Three Months Ended
	March 28, 2015	March 29, 2014
United States	74%	37%
Others	2%	—%
Americas	76%	37%
Asia-Pacific	16%	47%
Europe	8%	16%
Total Revenues	100%	100%

11.	LITIGATION
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
Forward Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995, including, without limitation, statements made relating to our expectation that we will continue to pursue other U.S. government development contracts for applications that relate to our commercial product applications; our expectation that we will prosecute and defend our proprietary technology aggressively; our belief that it is important to retain personnel with experience and expertise relevant to our business; our belief that our products are targeted towards markets that are still developing and our competitive strength is creating new technologies; our belief that it is important to invest in research and development to achieve profitability even during periods when we are not profitable; our belief that we are a leading developer and manufacturer of advanced miniature displays; our belief that our products enable our customers to develop and market an improved generation of products; our belief that the technical nature of our products and markets demands a commitment to close relationships with our customers; our belief that our Golden-i industrial reference design will provide for increased worker productivity, safety and improved manufacturing quality; our belief that our wearable technology will be embraced by consumers and commercial users and our ability to develop and expand our wearable technologies and to market and license our wearable technologies will be important for our revenue growth and ability to achieve profitability and positive cash flow; the impact of the timing of development of the market segment for our wearable computing products on our ability to grow revenues; our expectation that we will incur significant development and marketing costs in 2015 to commercialize our wearable technologies; our statement that we may make equity investments in companies; our expectation that the cash and marketable debt securities held by Kowon will eventually be remitted back to the U.S.; our expectation that the U.S. government will significantly reduce funding for programs through which we sell high margin military products; our expectation that orders for our products for use in thermal weapon sights will decline for the remainder of 2015; our expectation that orders for our products for use in DSC applications will decline for the remainder of 2015; our expectation that sales of our products for use in 3D metrology applications will increase in 2015 as compared to 2014; our belief that a strengthening of the U.S. dollar could increase the price of our products in foreign markets; the impact of new regulations relating to conflict minerals on customer demands and increased costs related to compliance with such regulations; our belief that our future success will depend primarily upon the technical expertise, creative skills and management abilities of our officers and key employees rather than on patent ownership; our belief that our extensive portfolio of patents, trade secrets and non-patented know-how provides us with a competitive advantage in the wearable technologies market; our belief that our ability to develop innovative products enhances our opportunity to grow within our targeted markets; our belief that continued introduction of new products in our target markets is essential to our growth; our expectation that our display products will benefit from further general technological advances in the design and production of integrated circuits and active matrix LCDs, resulting in further improvements in resolution and miniaturization; our belief that our manufacturing process offers greater miniaturization, reduced cost, higher pixel density, full color capability and lower power consumption compared to conventional active matrix LCD manufacturing approaches; our expectation not to pay cash dividends for the foreseeable future and to retain earnings for the development of our businesses; our expectation that we will expend between $2.0 million and $3.0 million on capital expenditures over the next twelve months; our expectation that competition will increase; our belief that small form factor displays will be a critical component in the development of advanced wireless communications systems; our belief that wireless handset makers are looking to create products that complement or eventually replace wireless handsets; our belief that general technological advances in the design and fabrication of integrated circuits, LCD technology and LCD manufacturing processes will allow us to continue to enhance our display product manufacturing process; our belief that continued introduction of new products in our target markets is essential to our growth; our belief that our available cash resources will support our operations and capital needs for at least the next twelve months; our expectation that we will have taxes based on federal alternative minimum tax rules and on our foreign operations in 2015; our expectation that we will have a state tax provision in 2015; our expectation that the adoption of certain accounting standards will not have a material impact on our financial position or results of operations; our belief that our business is not disproportionately affected by climate change regulations; our belief that our operations have not been materially affected by inflation; and our belief that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations, and cash flows should not be material. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industries in which we operate, management's beliefs, and assumptions made by management. In addition, other written or oral statements, which constitute forward-looking statements, may be made by or on behalf of us. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “could”, “seeks”, “estimates”, and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements, whether as a result of new information, future events or otherwise. Factors that could cause or contribute to such differences in outcomes and results include, but are not limited to, those discussed below in Item 1A and those set forth in our other periodic filings filed with the Securities and Exchange Commission. Except as required by law, we do not intend to update any forward-looking statements even if new information becomes available or other events occur in the future.

Critical Accounting Policies
Management's discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. We continually evaluate our estimates used in the preparation of our financial statements, including those related to revenue recognition under the percentage of completion method, bad debts, inventories, warranty reserves, investment valuations, valuation of stock compensation awards and recoverability of deferred tax assets. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not apparent from other sources. Actual results will most likely differ from these estimates. Further detail regarding our critical accounting policies can be found in “Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 27, 2014.
Business Matters
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
Kopin Wearable technology includes proprietary hardware technologies and software which can be integrated to create wearable products and reference designs which use voice as the primary user interface and through the use of wireless technologies can contact other users or information from the cloud. The headset reference designs range from a consumer-oriented headset which resembles typical eyeglasses but include voice and audio capabilities allowing the user to communicate with other users to our industrial headset reference design, called Golden-i, which is essentially a complete head-worn computer that includes an optical pod with one of our display products, a microprocessor, battery, camera, memory and various commercially available software packages that we license, such as Microsoft Windows CE or Android, Nuance Dragon NaturallySpeaking, and Hillcrest Labs motion control. Our headset reference designs utilize operating system software we developed and may include our proprietary noise cancellation technologies. The optical pod allows enterprise users to view information such as WEB data, technical diagrams, streaming video or face-to-face communication, and consumer users to view information such as emails, text messages, maps or biometric data at a comfortable “normal” size because of our specialized optics. When viewing certain information the user is capable of zooming in to see finer details or zooming out to see a larger perspective. Some headset reference designs have a camera feature which enables the consumer and enterprise users to take pictures or stream live video to a remote subject matter expert so that both the user and expert can analyze an issue at the same time and collaboratively identify and implement a solution.
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
Our transmissive display products, which we refer to as CyberDisplay™ products, utilize high quality, single crystal silicon-the same high quality silicon used in conventional integrated circuits. This single crystal silicon is not grown on glass; rather, it is first formed on a silicon wafer and patterned into an integrated circuit (including the active matrix, driver circuitry and other logic circuits) in an integrated circuit foundry. The silicon wafer is then sent to our Westborough, Massachusetts facility and the integrated circuit is lifted off as a thin film and transferred to glass using our proprietary Wafer™ Engineering technology, so that the transferred layer is a fully functional active matrix integrated circuit which now resides on a transparent substrate.
Our reflective LCOS displays products are miniature high density dual mode color sequential/monochrome reflective micro displays manufactured at our facility in Scotland, U.K. Our reflective displays are based on a proprietary, very high-speed, ferroelectric liquid crystal on silicon (FLCOS) platform. Our digital software and logic based drive electronics combined with the very fast switching binary liquid crystal enables our micro display to process images purely digitally and create red, green and blue gray scale in the time domain. This architecture has major advantages in visual performance over other liquid crystal, organic light-emitting diode and MEMS based technologies: precisely controlled full color or monochrome gray scale is achieved on a matrix of undivided high fill factor pixels, motion artifacts are reduced to an insignificant level and there are no sub-pixels, no moving mirrors and no analog conversions to detract from the quality of the image.
We have three sources of revenues: component revenues, which are our primary source of revenues, research and development (R&D) revenues primarily from development contracts with agencies or prime contractors of the U.S government and commercial enterprises and license revenues from our reference designs. To date our license revenues have been de minimis. For the three months ended March 28, 2015, R&D revenues were $1.5 million, or 17% of total revenue. This contrasted with $0.5 million or 11% of total revenue for the corresponding period in 2014.
 Results of Operations
The three month periods ended March 28, 2015 and March 29, 2014 are referred to as 2015 and 2014, respectively. The year ended period December 27, 2014 is referred to as fiscal year 2014.
Revenues. For the three month periods ended March 28, 2015 and March 29, 2014, our revenues, which include component sales and amounts earned from research and development contracts, were as follows (in millions):

	Three Months Ended
Display Revenues by Category	March 28, 2015	March 29, 2014
Military Applications	$4.6	$1.0
Wearable Applications	1.1	1.6
Industrial Applications	1.1	0.8
Consumer Applications	0.3	0.8
Research & Development	1.5	0.5
Total	$8.6	$4.7
Sales of our products for Military Applications increased in 2015 as compared to 2014 because of an increase in demand from the U.S. government for our products that are used in thermal weapon sights. We expect orders for our products for use in thermal weapon sights to decline for the remainder of 2015. Consumer Applications primarily represents customers who purchase our products for digital still camera (DSC) applications. We expect orders for our products for use in DSC applications to decline for the remainder of 2015. Industrial Applications represents customers who purchase display products for use in equipment such as 3D metrology. We expect an increase in the sales of our products for use in 3D metrology applications in 2015 as compared to 2014. For the first quarter of 2015 a substantial portion of our Research & Development revenue was earned from customers funding development efforts associated with Wearable Applications. Wearable Applications represents sales of our components for products that are worn on the body for other than Military Applications. The increase in Wearable Applications revenues in 2015 as compared to 2014 is as a result of both increased sales to existing customers and obtaining new customers.
We have developed headworn, voice and gesture controlled, hands-free cloud computing reference designs that have an optical pod which includes our microdisplay, a backlight and an optical lens. We refer to the headset reference designs and other technologies we have developed as Kopin Wearable technologies. We offer to license the headset reference designs and sell our components. To date licensing revenues have been de minimis and sales of our components are shown in the table above under Wearable Applications. We believe our ability to develop and expand the Kopin Wearable technologies and to market and license the Kopin Wearable technologies will be important for us to achieve revenue growth, positive cash flow and to achieve profitability. This is the first product that we have developed that has a significant software component. We expect to incur significant development and marketing costs in fiscal year 2015 to commercialize the Kopin Wearable technologies.
International sales represented 26% and 63% of product revenues for the three months ended March 28, 2015 and March 29, 2014, respectively. Our international sales are primarily denominated in U.S. currency. Consequently, a strengthening of the U.S. dollar could increase the price in local currencies of our products in foreign markets and make our products relatively more expensive than competitors' products that are denominated in local currencies, leading to a reduction in sales or profitability in those foreign markets. In addition, our Korean subsidiary, Kowon, holds U.S. dollars. As a result, our financial position and results of operations are subject to exchange rate fluctuation in transactional and functional currency. We have not taken any protective measures against exchange rate fluctuations, such as purchasing hedging instruments with respect to such fluctuations, because of the historically stable exchange rate between the Japanese yen, Korean won and the U.S. dollar.

Cost of Component Revenues.

	Three Months Ended
	March 28, 2015	March 29, 2014
Cost of component revenues (in millions):	$5.3	$4.2
Cost of component revenues as a % of net component revenues	74.1%	100.0%
Cost of component revenues, which is comprised of materials, labor and manufacturing overhead related to the production of our products decreased as a percentage of revenues in 2015 as compared to 2014 due an increase in sales of military products which have higher gross margins as compared to our other products.
Research and Development. Research and development (R&D) expenses are incurred in support of internal development programs or programs funded by agencies or prime contractors of the U.S. government and commercial partners. In fiscal year 2015, our R&D expenditures will be related to our display products and wearable technologies. R&D revenues associated with funded programs are presented separately in revenue in the statement of operations. Research and development costs include staffing, purchases of materials and laboratory supplies, circuit design costs, fabrication and packaging of display products, and overhead. For the three months ended March 28, 2015 and March 29, 2014, R&D expense was as follows (in millions):

	Three Months Ended
	March 28, 2015	March 29, 2014
Funded	$1.5	$0.9
Internal	3.4	4.2
Total research and development expense	$4.9	$5.1
R&D expense for the three months ended March 28, 2015 was essentially flat as compared to the prior year. Internal R&D cost decreased and Funded R&D cost increased for the three months ended March 28, 2015, as more resources were allocated to support funded programs as compared to the same period in the prior year.
Selling, General and Administrative. Selling, general and administrative (S,G&A) expenses consist of the expenses incurred by our sales and marketing personnel and related expenses, and administrative and general corporate expenses.

	Three Months Ended
	March 28, 2015	March 29, 2014
Selling, general and administration expense (in millions):	$4.4	$5.0
Selling, general and administration expense as a % of revenues	47.4%	106.4%
S,G&A expenses declined in the first quarter of 2015 as compared to the same quarter in 2014 primarily as a result of lower professional fees and patent expenses.

Other Income and Expense

	Three Months Ended
	March 28, 2015	March 29, 2014
Other income and expense (in millions):	$2.1	$0.5
Other income and expense, net, is primarily composed of interest income, foreign currency transaction and remeasurement gains and losses incurred by our Korean and UK-based subsidiaries and gains and losses resulting from the impairment or sale of investments. During the three months ended March 28, 2015 we sold shares of an investment and recorded a $2.1 million gain. During the three months ended March 28, 2015 and March 29, 2014, we recorded $0.2 million of foreign currency losses and $0.2 million of foreign currency gains, respectively. For the three months ended March 28, 2015, we recorded a non-cash gain of $1.3 million as a result of recording warrants determined to be derivative assets. We received the warrants in August 2013 as part of a restructuring of debt owed by a company to us. Upon receipt of the warrants, we should have recorded the value of the warrants of approximately $352,000 in our consolidated financial statements. Subsequently, we should have marked to market the warrants at the end of each reporting period. Had we recorded the warrants in our consolidated consolidated financial statements and marked to market the warrants as of December 28, 2013 and December 27, 2014, we would have recorded gains in our Statement of Operations of approximately $646,000 and $171,000, respectively. In the first quarter of 2015, we recorded the warrants in our consolidated financial statements and as a result recorded a gain of approximately $1.3 million with $817,000 attributed to prior periods.
Equity Losses in Unconsolidated Affiliates. For the three months ended March 29, 2014, the equity loss in unconsolidated affiliate consists of our approximate 12% share of the losses of KoBrite, incurred prior to our writing the investment off.
Tax Provision. For the three months ended March 28, 2015, we recorded a tax provision of $12,500 for estimated state taxes as compared to a tax benefit of $143,000 for the three months ended March 29, 2014. The tax benefit recorded for the three month period ended March 29, 2014 was a result of the net movement in estimated foreign withholding on anticipated future remitted earnings of an international subsidiary.
Net Income Attributable to Noncontrolling Interest. We own approximately 93% of the equity of Kowon, approximately 58% of the equity of Intoware, and 80% of the equity of eMDT. Net loss attributable to noncontrolling interest on our consolidated statement of operations represents the portion of the results of operations of our majority owned subsidiaries which is allocated to the shareholders of the equity interests not owned by us. The change in net income attributable to noncontrolling interest is the result of the change in the results of operations of Kowon, Intoware and eMDT for the three month period ended March 28, 2015.
Liquidity and Capital Resources
As of March 28, 2015, we had cash and equivalents and marketable securities of $87.1 million and working capital of $99.2 million compared to $90.9 million and $86.7 million, respectively, as of December 27, 2014. The change in cash and equivalents and marketable securities was primarily due to net outflow of cash used in operating activities of $5.5 million, partially offset by cash provided by investing activities of $3.3 million.
Cash and marketable debt securities held in U.S. dollars:

Domestic	$74,206,829
Foreign	10,642,660
Subtotal cash and marketable debt securities	84,849,489
Cash and marketable debt securities held in other currencies and converted to U.S. dollars	2,296,707
Total cash and marketable debt securities	$87,146,196
We have no plans to repatriate the cash and marketable debt securities held in our foreign subsidiaries FDD and Intoware and, as such, we have not recorded any deferred tax liability with respect to such cash. The operations at our Korean facility, Kowon, have ceased. Kowon has approximately $12.0 million of cash and marketable debt securities which we anticipate will eventually be remitted to the U.S. and, accordingly, we have recorded deferred tax liabilities associated with its unremitted earnings.
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
As of March 28, 2015, we had U.S. federal and state tax loss carry-forwards, which may be used to offset U.S. future federal and state taxable income. We also had tax loss carry-forwards generated in our foreign subsidiaries which may be used to offset future foreign taxable income. We may be subject to alternative minimum taxes, foreign taxes and state income taxes depending on our taxable income and sources of taxable income.
Historically, we have financed our operations primarily through public and private placements of our equity securities and cash generated from operations. We believe our available cash resources will support our operations and capital needs for at least the next twelve months.
Seasonality
There has been no seasonal pattern to our sales in fiscal years 2015 and 2014.
Contractual Obligations
The following is a summary of our contractual payment obligations for operating leases as of March 28, 2015:

Contractual Obligations	Total	Less than 1 year		1-3 Years	3-5 years		More than 5 years
Operating Lease Obligations	$6,122,000	$1,238,000	—	$2,276,000	$1,915,000	693	$693,000

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
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
Evaluation of Disclosure Controls and Procedures
Based on an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) were not effective. This conclusion was based on the existence of the material weakness in our internal control over financial reporting previously disclosed and discussed below and as more fully discussed in our Annual Report on Form 10-K for the year ended December 27, 2014.
As disclosed in our Annual Report on Form 10-K, Item 9A, for the year ended December 27, 2014, our management concluded that our internal control over financial reporting was not effective at December 27, 2014. We are actively engaged in the implementation of a remediation plan to ensure that controls contributing to this material weakness are designed appropriately and will operate effectively. We expect that our remediation efforts will continue, although the material weakness will not be considered remediated until our controls are operational for a period of time, tested and management concludes that these controls are operating effectively.
Notwithstanding the identified material weakness and management’s assessment that internal control over financial reporting was ineffective as of March 28, 2015, management believes that the consolidated financial statements contained in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that was conducted during the quarter ended March 28, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, except for our remediation efforts described above.
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
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended December 27, 2014. The risks discussed in our Annual Report on Form 10-K could materially affect our business, financial condition and future results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or operating results.

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
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at March 28, 2015 and December 27, 2014, (ii) Consolidated Statements of Operations for the three months ended March 28, 2015 and March 29, 2014, (iii) Consolidated Statement of Comprehensive Loss for the three months ended March 28, 2015 and March 29, 2014, (iv) Consolidated Statements of Stockholders’ Equity for the three months ended March 28, 2015, (v) Consolidated Statements of Cash Flows for the three months ended March 28, 2015 and March 29, 2014, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KOPIN CORPORATION (Registrant)

Date:	May 11, 2015	By:	/S/ John C.C. Fan
John C.C. Fan
President, Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

Date:	May 11, 2015	By:	/S/ RICHARD A. SNEIDER
Richard A. Sneider
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)