Form 10-Q
period 2015-06-27
KOPIN CORP
filed 2015-08-06
CIK 771266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2015
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
Indicate the number of shares outstanding of each issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 04, 2015
Common Stock, par value $.01	66,546,101

Kopin Corporation

Part 1: FINANCIAL INFORMATION

Item 1:	Condensed Consolidated Financial Statements (Unaudited)

KOPIN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 27, 2015	December 27, 2014
ASSETS
Current assets:
Cash and equivalents	$16,477,501	$14,635,801
Marketable debt securities, at fair value	71,843,061	76,223,135
Accounts receivable, net of allowance of $191,000 and $266,000 in 2015 and 2014, respectively	8,315,054	3,758,832
Unbilled receivables	142,460	43,492
Inventory	3,065,712	4,081,886
Prepaid taxes	155,010	378,637
Prepaid expenses and other current assets	698,319	802,837
Notes receivable	14,966,671	—
Total current assets	115,663,788	99,924,620
Property, plant and equipment, net	4,107,309	4,589,421
Goodwill	984,158	976,451
Intangible assets, net	308,380	616,759
Other assets	2,943,350	1,900,828
Notes receivable	—	14,933,335
Total assets	$124,006,985	$122,941,414
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,778,554	$5,503,734
Accrued payroll and expenses	1,828,292	1,985,691
Accrued warranty	716,000	716,000
Billings in excess of revenue earned	3,522,416	586,471
Other accrued liabilities	3,111,810	3,169,028
Deferred tax liabilities	1,282,000	1,282,000
Total current liabilities	15,239,072	13,242,924
Asset retirement obligations	314,812	311,187
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $.01 per share: authorized, 3,000 shares; none issued	—	—
Common stock, par value $.01 per share: authorized, 120,000,000 shares; issued 78,473,358 shares in 2015 and 77,731,604 shares in 2014; outstanding 63,296,989 shares in 2015 and 63,077,715 shares in 2014	753,992	751,832
Additional paid-in capital	326,425,178	324,625,694
Treasury stock (12,102,258 shares in 2015 and 2014, respectively, at cost)	(42,741,551)	(42,741,551)
Accumulated other comprehensive income	3,528,254	3,126,239
Accumulated deficit	(178,972,274)	(175,915,255)
Total Kopin Corporation stockholders’ equity	108,993,599	109,846,959
Noncontrolling interest	(540,498)	(459,656)
Total stockholders’ equity	108,453,101	109,387,303
Total liabilities and stockholders’ equity	$124,006,985	$122,941,414

See notes to unaudited condensed consolidated financial statements

KOPIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Revenues:
Net component revenues	$9,486,723	$4,906,663	$16,615,093	$9,134,422
Research and development revenues	1,369,883	2,036,624	2,826,505	2,503,634
	10,856,606	6,943,287	19,441,598	11,638,056
Expenses:
Cost of component revenues	6,359,780	4,153,739	11,643,513	8,379,188
Research and development	4,884,010	5,137,033	9,744,202	10,223,317
Selling, general and administration	5,108,229	4,921,194	9,494,442	9,917,993
	16,352,019	14,211,966	30,882,157	28,520,498
Loss from operations	(5,495,413)	(7,268,679)	(11,440,559)	(16,882,442)
Other income and expense:
Interest income	198,898	193,305	408,561	431,477
Other income, net	25,758	200,754	45,269	260,581
Foreign currency transaction gains (losses)	529,138	(674,456)	349,549	(492,706)
Gain on sale of investments	5,460,399	—	7,602,820	—
Impairment of equity and cost investments	—	(1,319,287)	—	(1,319,287)
	6,214,193	(1,599,684)	8,406,199	(1,119,935)
Income (loss) before (provision) benefit for income taxes, equity loss in unconsolidated affiliate and net loss attributable to noncontrolling interest	718,780	(8,868,363)	(3,034,360)	(18,002,377)
Tax (provision) benefit	(12,500)	(37,000)	(25,000)	106,000
Income (loss) before equity loss in unconsolidated affiliate and net loss attributable to noncontrolling interest	706,280	(8,905,363)	(3,059,360)	(17,896,377)
Equity loss in unconsolidated affiliate	—	(122,553)	(47,443)	(224,858)
Net income (loss)	706,280	(9,027,916)	(3,106,803)	(18,121,235)
Net loss attributable to the noncontrolling interest	74,690	221,973	49,784	180,876
Net income (loss) attributable to the controlling interest	$780,970	$(8,805,943)	$(3,057,019)	$(17,940,359)
Net income (loss) per share
Basic	0.01	$(0.14)	$(0.05)	$(0.29)
Diluted	0.01	$(0.14)	$(0.05)	$(0.29)
Weighted average number of common shares outstanding:
Basic	63,066,031	62,643,506	63,074,842	62,586,854
Diluted	63,300,781	62,643,506	63,074,842	62,586,854
See notes to unaudited condensed consolidated financial statements

KOPIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Net income (loss)	$706,280	$(9,027,916)	$(3,106,803)	$(18,121,235)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(569,644)	947,386	(555,222)	87,787
Unrealized holding gain (loss) on marketable securities	500,602	(33,852)	1,325,524	149,589
Reclassification of holding gains in net income (loss)	(21,785)	10,131	(399,345)	(3,952)
Other comprehensive (loss) income	(90,827)	923,665	370,957	233,424
Comprehensive income (loss)	$615,453	$(8,104,251)	$(2,735,846)	$(17,887,811)
Comprehensive (loss) income attributable to the noncontrolling interest	(76,524)	143,489	(18,726)	152,474
Comprehensive income (loss) attributable to controlling interest	$538,929	$(7,960,762)	$(2,754,572)	$(17,735,337)
See notes to unaudited condensed consolidated financial statements

KOPIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Kopin Corporation Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance, December 27, 2014	75,183,207	$751,832	$324,625,694	$(42,741,551)	$3,126,239	$(175,915,255)	$109,846,959	$(459,656)	$109,387,303
Stock-based compensation	—	—	1,898,855	—	—	—	1,898,855	—	1,898,855
Vesting of restricted stock	227,500	2,275	(2,275)	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	402,015	—	402,015	(31,058)	370,957
Exercise of stock options and warrants	39,798	398	85,650	—	—	—	86,048	—	86,048
Restricted stock for tax withholdings	(51,258)	(513)	(182,746)	—	—	—	(183,259)	—	(183,259)
Net loss	—	—	—	—	—	(3,057,019)	(3,057,019)	(49,784)	(3,106,803)
Balance, June 27, 2015	75,399,247	$753,992	$326,425,178	$(42,741,551)	$3,528,254	$(178,972,274)	$108,993,599	$(540,498)	$108,453,101
See notes to unaudited condensed consolidated financial statements

KOPIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 27, 2015	June 28, 2014
Cash flows from operating activities:
Net loss	$(3,106,803)	$(18,121,235)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,190,413	1,779,594
Accretion (amortization) of premium or discount on marketable debt securities	302,466	36,841
Stock-based compensation	2,022,043	2,362,446
Gain on sale of investments	(7,602,820)	—
Loss in unconsolidated affiliate	—	102,305
Impairment of equity and cost based investments	—	1,319,287
Deferred income taxes	—	(95,262)
Foreign currency (gains) losses	(280,173)	507,792
Gain on sale of equipment	—	(250,000)
Change in allowance for bad debt	74,500	14,679
Other non-cash items	1,130,162	314,335
Changes in assets and liabilities:
Accounts receivable	(4,388,730)	(1,018,638)
Inventory	(110,325)	(518,105)
Prepaid expenses and other current assets	177,843	(81,989)
Accounts payable and accrued expenses	(1,351,835)	865,328
Billings in excess of revenue earned	3,085,945	(258,189)
Net cash used in operating activities	(8,857,314)	(13,040,811)
Cash flows from investing activities:
Other assets	(8,486)	(36,455)
Capital expenditures	(651,814)	(978,037)
Proceeds from sale of marketable debt securities	12,000,622	23,861,627
Purchase of marketable debt securities	(7,777,277)	(13,106,060)
Proceeds from sale of investments	7,330,203	—
Net cash provided by investing activities	10,893,248	9,741,075
Cash flows from financing activities:
Treasury stock purchases	—	(298,619)
Proceeds from exercise of stock options and warrants	86,048	128,441
Settlements of restricted stock for tax withholding obligations	(183,259)	—
Net cash used in financing activities	(97,211)	(170,178)
Effect of exchange rate changes on cash	(97,023)	18,575
Net increase (decrease) in cash and equivalents	1,841,700	(3,451,339)
Cash and equivalents:
Beginning of period	14,635,801	16,756,666
End of period	$16,477,501	$13,305,327
Supplemental disclosure of cash flow information:
Income taxes paid	$50,000	$70,300
Supplemental schedule of noncash investing activities:
Construction in progress included in accrued expenses	$228,000	$156,000
Sale of equipment included in accounts receivable	$—	$250,000
Non cash proceeds from exercise of warrants	$1,330,000	$—

See notes to unaudited condensed consolidated financial statements

KOPIN CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION
The accompanying condensed consolidated financial statements include the accounts of Kopin Corporation, its wholly-owned subsidiaries, Kowon Technology Co., Ltd. (Kowon), a majority owned (93%) subsidiary located in Korea, Intoware Ltd. (Intoware), a majority owned (58%) subsidiary located in the United Kingdom, and eMDT America Inc. (eMDT), a majority owned (80%) subsidiary located in California (collectively, the Company). Ownership interests of Kowon, Intoware and eMDT not attributable to the Company are referred to as noncontrolling interests. All intercompany transactions and balances have been eliminated. The condensed consolidated financial statements for the three and six months ended June 27, 2015 and June 28, 2014 are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. These condensed consolidated financial statements should be read in conjunction with the Company’s financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 27, 2014.
The Company ceased its production activities at its Kowon facility in 2013, but as of June 27, 2015 the closure of this facility did not meet the criteria for assets held for sale.
During the second quarter of 2014, the Company paid approximately $0.3 million to acquire an additional 29% ownership in its eMDT subsidiary.
The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for any other interim period or for a full fiscal year.
During the six months ended June 27, 2015, the change in the Company's accumulated other comprehensive income was the net of $0.6 million foreign currency translation adjustment, $1.3 million unrealized holding gains on marketable securities and $0.4 million of reclassified holding gains.

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
The Company uses the specific identification method as a basis for determining cost and calculating realized gains and losses with respect to marketable debt securities. The gross gains and losses realized related to sales and maturities of marketable debt securities were not material during the six months ended June 27, 2015 and the year ended December 27, 2014.
Investments in available-for-sale marketable debt securities are as follows at June 27, 2015 and December 27, 2014:

	Amortized Cost		Unrealized Gains		Unrealized Losses		Fair Value
	2015	2014	2015	2014	2015	2014	2015	2014
U.S. government and agency backed securities	$55,505,053	$57,897,914	$—	$—	$(39,473)	$(200,772)	$55,465,580	$57,697,142
Corporate debt and certificates of deposit	16,413,099	18,564,823	—	—	(35,618)	(38,830)	16,377,481	18,525,993
Total	$71,918,152	$76,462,737	$—	$—	$(75,091)	$(239,602)	$71,843,061	$76,223,135
The contractual maturity of the Company’s marketable debt securities is as follows at June 27, 2015:

	Less than One year	One to Five years	Greater than Five years	Total
U.S. government and agency backed securities	$24,030,172	$23,865,571	$7,569,837	$55,465,580
Corporate debt and certificates of deposit	14,413,761	1,963,720	—	16,377,481
Total	$38,443,933	$25,829,291	$7,569,837	$71,843,061
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
The Company further estimates the amount of OTTI resulting from a decline in the credit worthiness of the issuer (credit-related OTTI) and the amount of non credit-related OTTI. Noncredit-related OTTI can be caused by such factors as market illiquidity. Credit-related OTTI is recognized in earnings while noncredit-related OTTI on securities not expected to be sold is recognized in other comprehensive income (loss). The Company did not record an OTTI for the three and six months ended June 27, 2015 and June 28, 2014.

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
The following table details the fair value measurements of the Company’s financial assets:

		Fair Value Measurement June 27, 2015 Using:
	Total	Level 1	Level 2	Level 3
Cash and Equivalents	$16,477,501	$16,477,501	$—	$—
U.S. Government Securities	55,465,580	17,501,563	37,964,017	—
Corporate Debt	6,421,028	—	6,421,028	—
Certificates of Deposit	9,956,453	—	9,956,453	—
Vuzix Corporation	2,426,404	2,426,404	—	—
GCS Holdings	289,006	289,006	—	—
	$91,035,972	$36,694,474	$54,341,498	$—

		Fair Value Measurement December 27, 2014 Using:
	Total	Level 1	Level 2	Level 3
Cash and Equivalents	$14,635,802	$14,635,802	$—	$—
U.S. Government Securities	57,697,142	21,218,340	36,478,802	—
Corporate Debt	5,970,983	—	5,970,983	—
Certificates of Deposit	12,555,010	—	12,555,010	—
Vuzix Corporation	1,500,777	1,500,777	—	—
GCS Holdings	180,347	180,347	—	—
	$92,540,061	$37,535,266	$55,004,795	$—
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
Inventory is stated at the lower of cost (determined on the first-in, first-out) or market and consists of the following at June 27, 2015 and December 27, 2014:

	June 27, 2015	December 27, 2014
Raw materials	$1,200,369	$2,057,202
Work-in-process	1,445,584	1,551,799
Finished goods	419,759	472,885
	$3,065,712	$4,081,886

5.	NET INCOME (LOSS) PER SHARE
Basic net income (loss) per share is computed using the weighted average number of shares of common stock outstanding during the period less any non-vested restricted shares. Diluted earnings per common share, if applicable, is calculated using weighted average shares outstanding and contingently issuable shares, less weighted average shares reacquired during the period. The net outstanding shares are adjusted for the dilutive effect of shares issuable upon the assumed conversion of the Company’s common stock equivalents, which consist of outstanding stock options and non-vested restricted stock units.
Weighted average common shares outstanding used to calculate earnings per share are as follows:

	Three Months Ended		Six Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Weighted average common shares outstanding-basic	63,066,031	62,643,506	63,074,842	62,586,854
Stock options and non-vested restricted common stock	234,750	—	—	—
Weighted average common shares outstanding-diluted	63,300,781	62,643,506	63,074,842	62,586,854
The following were not included in weighted average common shares outstanding-diluted because they are anti-dilutive or performance or market conditions had not been met at the end of the period:

	Three Months Ended		Six Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Non-vested restricted common stock	1,374,000	3,383,148	3,074,111	3,383,148
Stock options	—	399,600	—	399,600
Total	1,374,000	3,782,748	3,074,111	3,782,748
For the three and six month periods ended June 28, 2014, the warrants to purchase 200,000 shares of the Company's common stock for $3.49 per share were not included in weighted average common shares outstanding-diluted. These warrants were exercised during the six month period ended June 27, 2015.

6.	STOCK-BASED COMPENSATION
The fair value of non-vested restricted common stock awards is generally the market value of the Company’s common stock on the date of grant. The non-vested restricted common stock awards require the employee to fulfill certain obligations, including remaining employed by the Company for one, two or four years (the vesting period) and in certain cases also require meeting either performance criteria or the Company’s stock achieving a certain price. For non-vested restricted common stock awards which solely require the recipient to remain employed with the Company, the stock compensation expense is amortized over the anticipated service period. For non-vested restricted common stock awards which require the achievement of performance criteria, the Company reviews the probability of achieving the performance goals on a periodic basis. If the Company determines that it is probable that the performance criteria will be achieved, the amount of compensation cost derived for the performance goal is amortized over the anticipated service period. If the performance criteria are not met, no compensation cost is recognized and any previously recognized compensation cost is reversed. The Company recognizes compensation costs on a straight-line basis over the requisite service period for time-vested awards.
On February 13, 2015, the Company modified the termination date of certain restricted stock grants previously made to Dr. Fan, the Company’s President and Chief Executive Officer. In 2011, the Company granted Dr. Fan 260,000 shares of restricted stock which will vest upon the first 10 consecutive trading day period following the grant date during which the Company's common stock trades at a price equal to or greater than $5.25, subject to acceleration upon the occurrence of an acceleration event. This grant was originally set to terminate on September 12, 2016. In 2013, the Company granted compensation awards to Dr. Fan that consisted of two grants of 150,000 shares of restricted stock each. One of the grants will vest at the end of the first 10 consecutive trading day period following the grant date during which the Company’s common stock trades at a price per share equal to or greater than $6.00. The other award will vest at the end of the first 10 consecutive trading day period following the grant date during which the Company’s common stock trades at a price per share equal to or greater than $7.00. Both are due to expire in 2023. On December 31, 2014, Dr. Fan entered into a 3-year employment agreement with the Company which expires on December 31, 2017. The Company has amended each of the foregoing grants to now terminate on December 31, 2017, to be consistent with Dr. Fan's employment agreement.

A summary of stock option award activity under the equity plans as of June 27, 2015 and changes during the six month period then ended is as follows:

	Six Months Ended June 27, 2015
	Shares	Weighted Average Exercise Price
Balance, December 27, 2014	130,500	$3.49
Options forfeited/canceled	(125,358)	3.50
Options exercised	(5,142)	3.16
Balance, all exercisable, June 27, 2015	—	$—
Non-Vested Restricted Common Stock
A summary of the activity for non-vested restricted common stock awards as of June 27, 2015 and changes during the six month period then ended is presented below:

	Shares	Weighted Average Grant Fair Value
Balance, December 27, 2014	2,551,631	$3.75
Granted	1,005,000	3.89
Forfeited	(255,020)	3.68
Vested	(227,500)	4.00
Balance, June 27, 2015	3,074,111	$3.78
During the three month period ended June 27, 2015, the performance conditions for 50,000 awards granted in 2014 were determined and achieved. Stock-based compensation expense of approximately $222,000 has been recorded relating to this award during the three month period ended June 27, 2015.

Subsequent to the year ended December 27, 2014, the Company identified an error in its calculation of the weighted average grant fair value of issued restricted stock outstanding as of December 27, 2014. The Company had disclosed a weighted average grant fair value of $4.41 in its Form 10-K for the year ended December 27, 2014, however the correct weighted average grant fair value was $3.75. The Company has revised the amount within the period ended June 27, 2015.

Stock-Based Compensation
The following table summarizes stock-based compensation expense within each of the categories below as it relates to non-vested restricted common stock awards for the six months ended June 27, 2015 and June 28, 2014 (no tax benefits were recognized):

	Six Months Ended
	June 27, 2015	June 28, 2014
Cost of component revenues	$461,094	$472,213
Research and development	503,523	637,528
Selling, general and administrative	1,057,426	1,252,705
Total	$2,022,043	$2,362,446
Unrecognized compensation expense for non-vested restricted common stock as of June 27, 2015 totaled $5.4 million and is expected to be recognized over a weighted average period of three years.

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

As of June 27, 2015, the Company had an investment in GCS Holdings with a fair market value of $0.3 million and an adjusted cost basis of $0.0 million. As of December 27, 2014, GCS Holdings had a fair market value of $0.2 million, with an adjusted cost basis of $0.0 million.

As of December 27, 2014, the Company had an investment in Vuzix Corporation (“Vuzix”) with a fair market value of $1.5 million and adjusted cost basis of $0.0 million. On February 25, 2015, the Company acquired approximately 251,000 shares of Vuzix common stock through a cashless exercise of warrants. The Company received the warrants in August 2013 as part of a restructuring of debt owed by Vuzix to the Company. Upon receipt of the warrants, the Company should have recorded the value of the warrant of approximately $352,000 in its consolidated financial statements. Subsequently, the Company should have marked to market the warrants at the end of each reporting period. Had the Company recorded the warrants in its consolidated financial statements and marked to market the warrants as of December 28, 2013 and December 27, 2014, the Company would have recorded gains in its statement of operations of approximately $646,000 and $171,000, respectively. In the first quarter of 2015, the Company recorded the warrants in its consolidated financial statements and as a result recorded a gain of approximately $1.3 million with $817,000 attributed to prior periods. The value of the warrants as of August 2013, December 28, 2013 and December 27, 2014 was determined using the Black-Scholes pricing model. The Company does not believe the unrecorded gains were material to the consolidated financial statements as the loss from operations for the fiscal years ended December 28, 2013 and December 27, 2014 were $35.9 million and $28.5 million, respectively. As of June 27, 2015, the Company’s investment in Vuzix had a fair market value of $2.4 million with adjusted cost basis of $0.3 million.

8.	ACCRUED WARRANTY
The Company typically warrants its products against defect for 12 months. A provision for estimated future costs and estimated returns for credit relating to warranty is recorded in the period when product is shipped and revenue recognized, and is updated as additional information becomes available. The Company’s estimate of future costs to satisfy warranty obligations is based primarily on historical warranty expense experienced and a provision for potential future product failures. Changes in the accrued warranty for the six months ended June 27, 2015 are as follows:

Balance, December 27, 2014	$716,000
Additions	362,000
Claim and reversals	(362,000)
Balance, June 27, 2015	$716,000

9.	INCOME TAXES
The Company’s tax provision of approximately $12,500 and $25,000 for the three and six month period ended June 27, 2015 represents the net movement in estimated foreign withholding on anticipated future remitted earnings of an international subsidiary and state taxes. The Company’s tax provision of $37,000 and tax benefit of approximately $106,000 for the three and six month period ended June 28, 2014 represents a reduction in estimated foreign withholding taxes due on an international subsidiary.
As of June 27, 2015, the Company has available for tax purposes U.S. federal NOLs of approximately $70 million expiring through 2034. The Company has recognized a full valuation allowance on its domestic and certain foreign net deferred tax assets due to the uncertainty of realization of such assets. The Company has not historically recorded, nor does it intend to record the tax benefits from stock awards until realized. Unrecorded benefits from stock awards approximate $10 million.
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
The Company’s chief operating decision maker is its Chief Executive Officer. The Company has determined it has two reportable segments, FDD, the manufacturer of its reflective display products for test and simulation products, and Kopin, which is comprised of Kopin Corporation, Kowon, Intoware and eMDT. The following table presents the Company’s reportable segment results (in thousands):

	Three Months Ended
	June 27, 2015			June 28, 2014
	Kopin	FDD	Total	Kopin	FDD	Total

Revenues	$10,177	$679	$10,856	$6,007	$936	$6,943
Net income (loss) attributable to the controlling interest	853	(72)	781	(8,479)	(327)	(8,806)

	Six Months Ended
	June 27, 2015			June 28, 2014
	Kopin	FDD	Total	Kopin	FDD	Total

Revenues	$17,764	$1,678	$19,442	$9,909	$1,729	$11,638
Net loss attributable to the controlling interest	(2,519)	(538)	(3,057)	(17,103)	(838)	(17,940)
Total assets	122,604	1,403	124,007	129,160	1,932	131,091
Long-lived assets	3,972	135	4,107	4,930	381	5,312
The total assets of Kopin is net of $5.3 million and $5.0 million in intercompany loans to FDD as of June 27, 2015 and December 27, 2014, respectively.
During the three and six month periods ended June 27, 2015 and June 28, 2014, the Company derived its sales from the following geographies (as a percentage of net revenues):

	Three Months Ended		Six Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
United States	77%	52%	75%	47%
Others	—%	1%	1%	—%
Americas	77%	53%	76%	47%
Asia-Pacific	18%	34%	17%	39%
Europe	5%	13%	7%	14%
Total Revenues	100%	100%	100%	100%

11.	LITIGATION
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

Forward Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995, including, without limitation, statements made relating to our expectation that we will continue to pursue other U.S. government development contracts for applications that relate to our commercial product applications; our expectation that we will prosecute and defend our proprietary technology aggressively; our belief that it is important to retain personnel with experience and expertise relevant to our business; our belief that our products are targeted towards markets that are still developing and our competitive strength is creating new technologies; our belief that it is important to invest in research and development to achieve profitability even during periods when we are not profitable; our belief that we are a leading developer and manufacturer of advanced miniature displays; our belief that our products enable our customers to develop and market an improved generation of products; our belief that the technical nature of our products and markets demands a commitment to close relationships with our customers; our belief that our Golden-i industrial reference design will provide for increased worker productivity, safety and improved manufacturing quality; our belief that our wearable technology will be embraced by consumers and commercial users and our ability to develop and expand our wearable technologies and to market and license our wearable technologies will be important for our revenue growth and ability to achieve profitability and positive cash flow; the impact of the timing of development of the market segment for our wearable computing products on our ability to grow revenues; our expectation that we will incur significant development and marketing costs in 2015 to commercialize our wearable technologies; our statement that we may make equity investments in companies; our expectation that the cash and marketable debt securities held by Kowon will eventually be remitted back to the U.S.; our expectation that we will purchase the shares of Kowon not currently owned by us; our expectation that the U.S. government will significantly reduce funding for programs through which we sell high margin military products; our expectation that orders for our products for use in thermal weapon sights will decline for the remainder of 2015; our expectation that customers that purchase our products for Wearable applications will launch products in 2015; our expectation that orders for our products for use in DSC applications will decline for the remainder of 2015; our expectation that sales of our products for use in 3D metrology applications will increase in 2015 as compared to 2014; our belief that a strengthening of the U.S. dollar could increase the price of our products in foreign markets; the impact of new regulations relating to conflict minerals on customer demands and increased costs related to compliance with such regulations; our belief that our future success will depend primarily upon the technical expertise, creative skills and management abilities of our officers and key employees rather than on patent ownership; our belief that our extensive portfolio of patents, trade secrets and non-patented know-how provides us with a competitive advantage in the wearable technologies market; our belief that our ability to develop innovative products enhances our opportunity to grow within our targeted markets; our belief that continued introduction of new products in our target markets is essential to our growth; our expectation that our display products will benefit from further general technological advances in the design and production of integrated circuits and active matrix LCDs, resulting in further improvements in resolution and miniaturization; our belief that our manufacturing process offers greater miniaturization, reduced cost, higher pixel density, full color capability and lower power consumption compared to conventional active matrix LCD manufacturing approaches; our expectation not to pay cash dividends for the foreseeable future and to retain earnings for the development of our businesses; our expectation that we will expend between $2.0 million and $3.0 million on capital expenditures over the next twelve months; our expectation that competition will increase; our belief that small form factor displays will be a critical component in the development of advanced wireless communications systems; our belief that wireless handset makers are looking to create products that complement or eventually replace wireless handsets; our belief that general technological advances in the design and fabrication of integrated circuits, LCD technology and LCD manufacturing processes will allow us to continue to enhance our display product manufacturing process; our belief that continued introduction of new products in our target markets is essential to our growth; our belief that our available cash resources will support our operations and capital needs for at least the next twelve months; our expectation that we will have taxes based on federal alternative minimum tax rules and on our foreign operations in 2015; our expectation that we will have a state tax provision in 2015; our expectation that the adoption of certain accounting standards will not have a material impact on our financial position or results of operations; our belief that our business is not disproportionately affected by climate change regulations; our belief that our operations have not been materially affected by inflation; and our belief that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations, and cash flows should not be material. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industries in which we operate, management's beliefs, and assumptions made by management. In addition, other written or oral statements, which constitute forward-looking statements, may be made by or on behalf of us. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “could”, “seeks”, “estimates”, and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements, whether as a result of new information, future events or otherwise. Factors that could cause or contribute to such differences in outcomes and results include, but are not limited to, those discussed below in Item 1A and those set forth in our other periodic filings filed with the Securities and Exchange Commission. Except as required by law, we do not intend to update any forward-looking statements even if new information becomes available or other events occur in the future.

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
We have three sources of revenues: component revenues, which are our primary source of revenues, research and development (R&D) revenues primarily from development contracts with agencies or prime contractors of the U.S, government and commercial enterprises and license revenues from our reference designs. To date our license revenues have been de minimis. For the three and six months ended June 27, 2015, R&D revenues were $1.4 million and $2.8 million, or 12.6% and 14.5% of total revenues, respectively. This contrasted with $2.0 million and $2.5 million, or 29% and 22% of total revenue for the corresponding periods in 2014.
 Results of Operations
The three and six month periods ended June 27, 2015 and June 28, 2014 are referred to as 2015 and 2014, respectively. The year ended period December 27, 2014 is referred to as fiscal year 2014.
Revenues. For the three and six month periods ended June 27, 2015 and June 28, 2014, our revenues, which include component sales and amounts earned from research and development contracts, were as follows (in millions):

	Three Months Ended		Six Months Ended
Display Revenues by Application	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Military	$2.4	$1.5	$7.0	$2.6
Wearable	6.0	1.5	7.1	3.1
Industrial	0.7	1.0	1.7	1.7
Consumer	0.4	0.9	0.8	1.7
Research & Development	1.4	2.0	2.8	2.5
Total	$10.9	$6.9	$19.4	$11.6
Sales of our products for Military Applications increased in 2015 as compared to 2014 because of an increase in demand from the U.S. government for our products used in thermal weapon sights. We expect orders for these products to decline for the remainder of 2015. Wearable Applications represents sales of our components for products that are worn on the body for other than Military Applications. The increase in Wearable Applications revenues in 2015 as compared to 2014 is primarily the result of an increase in sales to new customers. The increase in revenues from sales of our products for Wearable Applications in the second quarter of 2015 in particular was due to shipments to a customer expected to launch their product in 2015, however we do not have a definitive launch date. Sales of our products to customers that use our products for Wearable Applications is a critical part of our strategy to increase revenues and return to profitability and positive cash flow. How successful we are in selling our products for Wearable Applications will depend on the demand for our customers’ new products, which we are unable to predict. Industrial Applications represents customers who purchase display products for use in equipment such as 3D metrology. We expect an increase in the sales of our products for use in 3D metrology applications in 2015 as compared to 2014. For the second quarter of 2015, a substantial portion of our Research & Development revenue was earned from customers funding development efforts associated with Wearable Applications. Consumer Applications primarily represents customers who purchase our products for digital still camera (DSC) applications. We expect orders for our products for use in DSC applications to decline for the remainder of 2015.
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
International sales represented 25% and 53% of product revenues for the six months ended June 27, 2015 and June 28, 2014, respectively. Our international sales are primarily denominated in U.S. currency. Consequently, a strengthening of the U.S. dollar could increase the price in local currencies of our products in foreign markets and make our products relatively more expensive than competitors' products that are denominated in local currencies, leading to a reduction in sales or profitability in those foreign markets. In addition, our Korean subsidiary, Kowon, holds U.S. dollars. As a result, our financial position and results of operations are subject to exchange rate fluctuation in transactional and functional currency. We have not taken any protective measures against exchange rate fluctuations, such as purchasing hedging instruments with respect to such fluctuations, because of the historically stable exchange rate between the Japanese yen, Korean won and the U.S. dollar.

Cost of Component Revenues.

	Three Months Ended		Six Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Cost of component revenues (in millions):	$6.4	$4.2	$11.6	$8.4
Cost of component revenues as a % of net component revenues	67.0%	84.7%	70.1%	91.7%
Cost of component revenues, which is comprised of materials, labor and manufacturing overhead related to the production of our products decreased as a percentage of revenues in 2015 as compared to 2014 due an increase in sales of military products which have higher gross margins as compared to our other products. As discussed above, we expect the sales of our military products for use in thermal weapon sights to decline in the second half of 2015 as compared to the first half of 2015.
Research and Development. Research and development (R&D) expenses are incurred in support of internal development programs or programs funded by agencies or prime contractors of the U.S. government and commercial partners. In fiscal year 2015, our R&D expenditures will be related to our display products and wearable technologies. R&D revenues associated with funded programs are presented separately in revenue in the statement of operations. Research and development costs include staffing, purchases of materials and laboratory supplies, circuit design costs, fabrication and packaging of display products, and overhead. For the three and six months ended June 27, 2015 and June 28, 2014, R&D expense was as follows (in millions):

	Three Months Ended		Six Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Funded	$0.6	$1.5	$2.0	$2.3
Internal	4.3	3.6	7.7	7.9
Total research and development expense	$4.9	$5.1	$9.7	$10.2
R&D expense for the three and six months ended June 27, 2015 was essentially flat as compared to the prior year. For the three months ending June 27, 2015, Internal R&D cost increased and Funded R&D cost decreased as compared to the same period in 2014, as more resources were allocated to support internal programs as custom funded programs declined.
Selling, General and Administrative. Selling, general and administrative (S,G&A) expenses consist of the expenses incurred by our sales and marketing personnel and related expenses, and administrative and general corporate expenses.

	Three Months Ended		Six Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Selling, general and administration expense (in millions):	$5.1	$4.9	$9.5	$9.9
Selling, general and administration expense as a % of revenues	46.3%	70.5%	48.4%	85.0%

S,G&A increased for the three months ended June 27, 2015 as compared to the same period in 2014 reflecting an increase in compensation for new hires, patent, information technology and travel expenses which were partially offset by lower stock-based compensation expenses. S,G&A expenses decreased for the first six months of 2015 as compared to the same period in 2014 primarily as a result of lower professional fees and stock-based compensation expenses which were partially offset by higher information technology expenses. Patent expense for the three and six months ended June 27, 2015 were $530,000 and $950,000, respectively, as compared to $389,000 and $949,000 for the three and six months ended June 28, 2014, respectively.
Other Income and Expense

	Three Months Ended		Six Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Other income and expense (in millions):	$6.2	$(1.6)	$8.4	$(1.1)
Other income and expense, net, is primarily composed of interest income, foreign currency transaction and remeasurement gains and losses incurred by our Korean and UK-based subsidiaries and gains and losses resulting from the impairment or sale of investments. During the three and six months ended June 27, 2015 we sold investments and recorded $5.4 million and $7.6 million of gains, respectively. The $5.4 million gain on sale of investment for the three month period ended June 27, 2015 resulted from our divestiture of our equity interest in Recon Instruments (Recon) as part of Intel Corporation’s acquisition of Recon.
During the three months ended June 27, 2015 and June 28, 2014, we recorded $0.5 million of foreign currency gains and $0.7 million of foreign currency losses, respectively. During the six months ended June 27, 2015, we recorded a non-cash gain of $1.3 million as a result of recording warrants determined to be derivative assets. We received the warrants in August 2013 as part of a restructuring of debt owed by Vuzix Corporation to us. Upon receipt of the warrants, we should have recorded the value of the warrants of approximately $352,000 in our consolidated financial statements. Subsequently, we should have marked to market the warrants at the end of each reporting period. Had we recorded the warrants in our consolidated financial statements and marked to market the warrants as of December 28, 2013 and December 27, 2014, we would have recorded gains in our Statement of Operations of approximately $646,000 and $171,000, respectively. In the first quarter of 2015, we recorded the warrants in our consolidated financial statements and as a result recorded a gain of approximately $1.3 million with $817,000 attributed to prior periods.
Equity Losses in Unconsolidated Affiliates. For the three and six months ended June 28, 2014, the equity loss in unconsolidated affiliate consists of our approximate 12% share of the losses of KoBrite, incurred prior to our writing the investment off in the second quarter of 2014.
Tax Provision. For the three and six months ended June 27, 2015, we recorded a tax provision of $12,500 and $25,000, respectively, for estimated state taxes as compared to a tax provision of $37,000 and a tax benefit of $106,000, respectively, for the three and six months ended June 28, 2014. The tax benefit recorded for the six month period ended June 28, 2014 was a result of the net movement in estimated foreign withholding on anticipated future remitted earnings of an international subsidiary.
Net Income Attributable to Noncontrolling Interest. We own approximately 93% of the equity of Kowon, approximately 58% of the equity of Intoware, and 80% of the equity of eMDT. Net loss attributable to noncontrolling interest on our consolidated statement of operations represents the portion of the results of operations of our majority owned subsidiaries which is allocated to the shareholders of the equity interests not owned by us. The change in net income attributable to noncontrolling interest is the result of the change in the results of operations of Kowon, Intoware and eMDT for the three and six month period ended June 27, 2015.
Liquidity and Capital Resources
As of June 27, 2015, we had cash and equivalents and marketable securities of $88.3 million and working capital of $100.4 million compared to $90.9 million and $86.7 million, respectively, as of December 27, 2014. The change in cash and equivalents and marketable securities was primarily due to net outflow of cash used in operating activities of $8.9 million, offset by cash provided by investing activities of $10.9 million.
Cash and marketable debt securities held in U.S. dollars:

Domestic	$76,042,741
Foreign	10,370,817
Subtotal cash and marketable debt securities	86,413,558
Cash and marketable debt securities held in other currencies and converted to U.S. dollars	1,907,004
Total cash and marketable debt securities	$88,320,562
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
We lease a facility in Dalgety Bay, Scotland which expires in 2016, and also lease two facilities in Nottingham, United Kingdom, which expire in 2016 and 2017, respectively.
We expect to expend between $2 million and $3 million on capital expenditures over the next twelve months.
As of June 27, 2015, we had U.S. federal and state tax loss carry-forwards, which may be used to offset U.S. future federal and state taxable income. We also had tax loss carry-forwards generated in our foreign subsidiaries which may be used to offset future foreign taxable income. We may be subject to alternative minimum taxes, foreign taxes and state income taxes depending on our taxable income and sources of taxable income.
Historically, we have financed our operations primarily through public and private placements of our equity securities and cash generated from operations. We believe our available cash resources will support our operations and capital needs for at least the next twelve months.
Seasonality
There has been no seasonal pattern to our sales in fiscal years 2015 and 2014.
Contractual Obligations
The following is a summary of our contractual payment obligations for operating leases as of June 27, 2015:

Contractual Obligations	Total	Less than 1 year		1-3 Years	3-5 years		More than 5 years
Operating Lease Obligations	$5,864,016	$1,194,196	—	$2,221,320	$1,915,167	693	$533,333

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
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
Notwithstanding the identified material weakness and management’s assessment that internal control over financial reporting was ineffective as of June 27, 2015, management believes that the consolidated financial statements contained in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that was conducted during the quarter ended June 27, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, except for our remediation efforts described above.
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
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at June 27, 2015 (Unaudited) and December 27, 2014, (ii) Consolidated Statements of Operations (Unaudited) for the three and six months ended June 27, 2015 and June 28, 2014, (iii) Consolidated Statement of Comprehensive Income (Loss) (Unaudited) for the three and six months ended June 27, 2015 and June 28, 2014, (iv) Consolidated Statements of Stockholders’ Equity (Unaudited) for the six months ended June 27, 2015, (v) Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 27, 2015 and June 28, 2014, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KOPIN CORPORATION (Registrant)

Date:	August 6, 2015	By:	/S/ John C.C. Fan
John C.C. Fan
President, Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

Date:	August 6, 2015	By:	/S/ RICHARD A. SNEIDER
Richard A. Sneider
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)