Form 10-Q
period 2016-03-26
KOPIN CORP
filed 2016-05-04
CIK 771266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 26, 2016
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
Indicate the number of shares outstanding of each issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 29, 2016
Common Stock, par value $.01	66,673,276

Kopin Corporation

Part 1: FINANCIAL INFORMATION

Item 1:	Condensed Consolidated Financial Statements (Unaudited)

KOPIN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 26, 2016	December 26, 2015
ASSETS
Current assets:
Cash and equivalents	$27,635,331	$19,767,889
Marketable debt securities, at fair value	63,248,313	60,942,891
Accounts receivable, net of allowance of $158,000 and $153,000 in 2016 and 2015, respectively	1,661,113	1,487,633
Unbilled receivables	19,116	87,340
Inventory	2,705,857	2,512,473
Prepaid taxes	145,524	437,586
Prepaid expenses and other current assets	695,419	920,410
Note receivable	—	15,000,000
Total current assets	96,110,673	101,156,222
Property, plant and equipment, net	2,712,658	2,677,103
Goodwill	928,066	946,082
Other assets	711,317	461,416
Property and plant held for sale	860,750	819,263
Total assets	$101,323,464	$106,060,086
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,439,780	$3,959,704
Accrued payroll and expenses	1,466,094	1,631,292
Accrued warranty	516,000	518,000
Billings in excess of revenue earned	1,329,986	1,407,566
Other accrued liabilities	2,651,836	2,553,282
Deferred tax liabilities	1,330,000	1,207,000
Total current liabilities	11,733,696	11,276,844
Asset retirement obligations	282,760	298,463
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $.01 per share: authorized, 3,000 shares; none issued	—	—
Common stock, par value $.01 per share: authorized, 120,000,000 shares; issued 78,775,534 shares in 2016 and 78,271,659 shares in 2015; outstanding 63,979,260 shares in 2016 and 63,977,385 shares in 2015	760,815	760,796
Additional paid-in capital	327,141,664	326,558,527
Treasury stock (12,102,258 shares in 2016 and 2015, respectively, at cost)	(42,741,551)	(42,741,551)
Accumulated other comprehensive income	1,797,607	771,774
Accumulated deficit	(197,526,132)	(190,608,671)
Total Kopin Corporation stockholders’ equity	89,432,403	94,740,875
Noncontrolling interest	(125,395)	(256,096)
Total stockholders’ equity	89,307,008	94,484,779
Total liabilities and stockholders’ equity	$101,323,464	$106,060,086

See notes to unaudited condensed consolidated financial statements

KOPIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
	March 26, 2016	March 28, 2015
Revenues:
Net component revenues	$5,978,134	$7,128,369
Research and development revenues	141,004	1,456,622
	6,119,138	8,584,991
Expenses:
Cost of component revenues	4,647,041	5,283,733
Research and development	4,039,951	4,860,192
Selling, general and administration	3,760,849	4,386,215
	12,447,841	14,530,140
Loss from operations	(6,328,703)	(5,945,149)
Other income and expense:
Interest income	164,948	209,664
Other income, net	37,907	19,510
Foreign currency transaction losses	(551,940)	(179,589)
Gain on sale of investments	—	2,142,421
	(349,085)	2,192,006
Loss before provision for income taxes, equity loss in unconsolidated affiliate and net income attributable to noncontrolling interest	(6,677,788)	(3,753,143)
Tax provision	(141,000)	(12,500)
Loss before equity loss in unconsolidated affiliate and net income attributable to noncontrolling interest	(6,818,788)	(3,765,643)
Equity loss in unconsolidated affiliate	—	(47,443)
Net loss	(6,818,788)	(3,813,086)
Net income attributable to the noncontrolling interest	(98,673)	(24,906)
Net loss attributable to the controlling interest	$(6,917,461)	$(3,837,992)
Net loss per share
Basic	$(0.11)	$(0.06)
Diluted	$(0.11)	$(0.06)
Weighted average number of common shares outstanding:
Basic	63,978,048	63,083,652
Diluted	63,978,048	63,083,652
See notes to unaudited condensed consolidated financial statements

KOPIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended
	March 26, 2016	March 28, 2015
Net loss	$(6,818,788)	$(3,813,086)
Other comprehensive income:
Foreign currency translation adjustments	736,184	14,422
Unrealized holding gain on marketable securities	317,510	824,922
Reclassification of holding gains (losses) in net loss	4,167	(377,561)
Other comprehensive income	1,057,861	461,783
Comprehensive loss	$(5,760,927)	$(3,351,303)
Comprehensive income attributable to the noncontrolling interest	66,645	57,798
Comprehensive loss attributable to controlling interest	$(5,694,282)	$(3,293,505)
See notes to unaudited condensed consolidated financial statements

KOPIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Kopin Corporation Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance, December 26, 2015	76,079,643	$760,796	$326,558,527	$(42,741,551)	$771,774	$(190,608,671)	$94,740,875	$(256,096)	$94,484,779
Stock-based compensation	—	—	584,656	—	—	—	584,656	—	584,656
Vesting of restricted stock	2,500	25	(25)	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	1,025,833	—	1,025,833	32,028	1,057,861
Restricted stock for tax withholdings	(625)	(6)	(1,494)	—	—	—	(1,500)	—	(1,500)
Net loss	—	—	—	—	—	(6,917,461)	(6,917,461)	98,673	(6,818,788)
Balance, March 26, 2016	76,081,518	$760,815	$327,141,664	$(42,741,551)	$1,797,607	$(197,526,132)	$89,432,403	$(125,395)	$89,307,008
See notes to unaudited condensed consolidated financial statements

KOPIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
	March 26, 2016	March 28, 2015
Cash flows from operating activities:
Net loss	$(6,818,788)	$(3,813,086)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	335,478	681,899
Accretion (amortization) of premium or discount on marketable debt securities	37,971	20,645
Stock-based compensation	56,454	997,464
Foreign currency losses	535,294	137,074
Change in allowance for bad debt	—	(74,500)
Deferred income taxes	123,000	—
Gain on sale of investments	—	(2,142,421)
Other non-cash items	94,050	548,627
Changes in assets and liabilities:
Accounts receivable	(123,073)	(696,222)
Inventory	(306,431)	(140,810)
Prepaid expenses and other current assets	491,455	168,651
Accounts payable and accrued expenses	98,847	(3,071,919)
Billings in excess of revenue earned	(77,580)	1,907,449
Net cash used in operating activities	(5,553,323)	(5,477,149)
Cash flows from investing activities:
Other assets	(92,276)	(8,250)
Capital expenditures	(223,520)	(314,400)
Proceeds from sale of marketable debt securities	11,229,734	3,805,945
Purchase of marketable debt securities	(13,474,384)	(2,073,061)
Proceeds from sale of investments	—	1,869,804
Deposits on property and plant held for sale	791,623	—
Proceeds from sale of III-V product line	15,000,000	—
Net cash provided by investing activities	13,231,177	3,280,038
Cash flows from financing activities:
Settlements of restricted stock for tax withholding obligations	(1,500)	—
Net cash used in financing activities	(1,500)	—
Effect of exchange rate changes on cash	191,088	22,246
Net increase (decrease) in cash and equivalents	7,867,442	(2,174,865)
Cash and equivalents:
Beginning of period	19,767,889	14,635,801
End of period	$27,635,331	$12,460,936
Supplemental disclosure of cash flow information:
Income taxes paid	$—	$50,000
Supplemental schedule of noncash investing activities:
Construction in progress included in accrued expenses	$136,000	$150,000
Non cash proceeds from exercise of warrants	$—	$1,330,000

See notes to unaudited condensed consolidated financial statements

KOPIN CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION
The accompanying condensed consolidated financial statements as of March 26, 2016 include the accounts of Kopin Corporation, its wholly-owned subsidiaries, Kowon Technology Co., Ltd. (Kowon), a majority owned (93%) subsidiary located in Korea, and eMDT America Inc. (eMDT), a majority owned (80%) subsidiary located in the U.S.A. (collectively, the Company). In the fourth quarter of 2015, the Company increased its investment in Kopin Software Ltd. (KSL) (formerly Intoware Ltd.) from 58% to 100%. Ownership interests of Kowon, KSL and eMDT not attributable to the Company are referred to as noncontrolling interests. All intercompany transactions and balances have been eliminated. The condensed consolidated financial statements for the three months ended March 26, 2016 and March 28, 2015 are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. These condensed consolidated financial statements should be read in conjunction with the Company’s financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 26, 2015.
The Company ceased its production activities at its Kowon facility in 2013 and commenced offering the facility for sale. In February 2016, the Company entered into an agreement to sell the Kowon Facility for 9.5 billion KRW (approximately $8.1 million as of March 26, 2016). Upon entering into the Purchase & Sale agreement, (P&S), the Company received a 10% deposit (approximately $800,000 as of March 26, 2016), which is included in "Other accrued liabilities" on our Condensed Consolidated Balance Sheets. The P&S allows the buyer to cancel the transaction under certain conditions.
The Company believes the facility will be sold within the next 12 months and has classified the facility assets as held for sale.
The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for any other interim period or for a full fiscal year.
During the three months ended March 26, 2016, the change in the Company's accumulated other comprehensive income was net of $0.7 million foreign currency translation adjustments and $0.3 million unrealized holding gains on marketable securities.

2.	CASH AND EQUIVALENTS AND MARKETABLE SECURITIES
The Company considers all highly liquid, short-term debt instruments with original maturities of three months or less to be cash equivalents.
Marketable debt securities consist primarily of certificates of deposit, medium-term corporate debt, and U.S. government and agency backed securities. The Company classifies these marketable debt securities as available-for-sale in “Marketable Debt Securities”. The Company records the amortization of premium and accretion of discount on marketable debt securities in the results of operations.
The Company uses the specific identification method as a basis for determining cost and calculating realized gains and losses with respect to marketable debt securities. The gross gains and losses realized related to sales and maturities of marketable debt securities were not material during the three months ended March 26, 2016 and the year ended December 26, 2015.
Investments in available-for-sale marketable debt securities are as follows at March 26, 2016 and December 26, 2015:

	Amortized Cost		Unrealized Gains		Unrealized Losses		Fair Value
	2016	2015	2016	2015	2016	2015	2016	2015
U.S. government and agency backed securities	$46,664,124	$46,586,224	$61,467	$—	$—	$(121,561)	$46,725,591	$46,464,663
Corporate debt and certificates of deposit	16,597,702	14,534,247	—	—	(74,980)	(56,019)	16,522,722	14,478,228
Total	$63,261,826	$61,120,471	$61,467	$—	$(74,980)	$(177,580)	$63,248,313	$60,942,891
The contractual maturity of the Company’s marketable debt securities is as follows at March 26, 2016:

	Less than One year	One to Five years	Greater than Five years	Total
U.S. government and agency backed securities	$17,594,525	$24,333,433	$4,797,633	$46,725,591
Corporate debt and certificates of deposit	14,136,068	2,386,654	—	16,522,722
Total	$31,730,593	$26,720,087	$4,797,633	$63,248,313
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
The Company further estimates the amount of OTTI resulting from a decline in the credit worthiness of the issuer (credit-related OTTI) and the amount of non credit-related OTTI. Non credit-related OTTI can be caused by such factors as market illiquidity. Credit-related OTTI is recognized in earnings while non credit-related OTTI on securities not expected to be sold is recognized in other comprehensive income (loss). The Company did not record an OTTI for the three months ended March 26, 2016 and March 28, 2015.

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
The following table details the fair value measurements of the Company’s financial assets:

		Fair Value Measurement March 26, 2016 Using:
	Total	Level 1	Level 2	Level 3
Cash and Equivalents	$27,635,331	$27,635,331	$—	$—
U.S. Government Securities	46,725,591	15,547,936	31,177,655	—
Corporate Debt	5,027,952	—	5,027,952	—
Certificates of Deposit	11,494,770	—	11,494,770	—
GCS Holdings	389,715	389,715	—	—
	$91,273,359	$43,572,982	$47,700,377	$—

		Fair Value Measurement December 26, 2015 Using:
	Total	Level 1	Level 2	Level 3
Cash and Equivalents	$19,767,889	$19,767,889	$—	$—
U.S. Government Securities	46,464,663	16,381,152	30,083,511	—
Corporate Debt	6,886,495	—	6,886,495	—
Certificates of Deposit	7,591,733	—	7,591,733	—
GCS Holdings	232,037	232,037	—	—
	$80,942,817	$36,381,078	$44,561,739	$—
The corporate debt consists of floating rate notes with a maturity that is over multiple years but has interest rates which are reset every three months based on the then-current three month London Interbank Offering Rate (three month Libor). The Company validates the fair market values of the financial instruments above by using discounted cash flow models, obtaining independent pricing of the securities or through the use of a model which incorporates the three month Libor, the credit default swap rate of the issuer and the bid and ask price spread of the same or similar investments which are traded on several markets.
The carrying amounts of cash and equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value because of their short-term nature.  If accrued liabilities were carried at fair value, these would be classified as Level 2 in the fair value hierarchy.

4.	INVENTORY
Inventory is stated at the lower of cost (determined on the first-in, first-out) or market and consists of the following at March 26, 2016 and December 26, 2015:

	March 26, 2016	December 26, 2015
Raw materials	$1,036,421	$844,475
Work-in-process	1,411,829	1,281,891
Finished goods	257,607	386,107
	$2,705,857	$2,512,473

5.	NET LOSS PER SHARE
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
Weighted average common shares outstanding used to calculate basic and diluted earnings per share are as follows:

	Three Months Ended
	March 26, 2016	March 28, 2015
Weighted average common shares outstanding-basic and diluted	63,978,048	63,083,652
The following were not included in weighted average common shares outstanding-diluted because they are anti-dilutive or performance or market conditions had not been met at the end of the period:

	Three months ended
	March 26, 2016	March 28, 2015
Non-vested restricted common stock	2,694,016	3,342,111
Stock options	—	130,000
Total	2,694,016	3,472,111
For the three month period ended March 28, 2015 warrants to purchase 148,000 shares of the Company's common stock for $3.49 per share were not included in weighted average common shares outstanding-diluted. These warrants were fully exercised in 2015.

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
On February 24, 2016, the Company granted Dr. Fan 87,500 shares of restricted stock, 50% of which will vest on December 10, 2016 and 50% will vest on December 10, 2017.
Non-Vested Restricted Common Stock
A summary of the activity for non-vested restricted common stock awards as of March 26, 2016 and changes during the three month period then ended is presented below:

	Shares	Weighted Average Grant Fair Value
Balance, December 26, 2015	2,192,016	$3.82
Granted	504,500	1.84
Forfeited	—	—
Vested	(2,500)	1.84
Balance, March 26, 2016	2,694,016	$3.45
Stock-Based Compensation
The following table summarizes stock-based compensation expense within each of the categories below as it relates to non-vested restricted common stock awards for the three months ended March 26, 2016 and March 28, 2015 (no tax benefits were recognized):

	Three Months Ended
	March 26, 2016	March 28, 2015
Cost of component revenues	$142,534	$199,239
Research and development	116,895	234,406
Selling, general and administrative	(202,975)	563,819
Total	$56,454	$997,464
The $0.2 million benefit in selling, general and administrative expense is primarily driven by the mark to market accounting of stock based compensation arrangements classified and recorded as liabilities.
Unrecognized compensation expense for non-vested restricted common stock as of March 26, 2016 totaled $4.7 million and is expected to be recognized over a weighted average period of two years.

7.	OTHER ASSETS AND NOTE RECEIVABLE
At December 26, 2015, the Company had recorded a $15.0 million note receivable resulting from the sale of its III-V product line and its investment in KTC, which was received in January, 2016.

On February 25, 2015, the Company acquired approximately 251,000 shares of Vuzix Corporation (Vuzix) common stock through a cashless exercise of warrants. The Company received the warrants in August 2013 as part of a restructuring of debt owed by Vuzix to the Company. Upon receipt of the warrants, the Company should have recorded the value of the warrant of approximately $352,000 in its consolidated financial statements. Subsequently, the Company should have marked to market the warrants at the end of each reporting period. Had the Company recorded the warrants in its consolidated financial statements and marked to market the warrants as of December 28, 2013 and December 27, 2014, the Company would have recorded gains in its statement of operations of approximately $646,000 and $171,000, respectively. In the first quarter of 2015, the Company recorded the warrants in its consolidated financial statements and as a result recorded a gain of approximately $1.3 million with $817,000 attributed to prior periods. The value of the warrants as of August 2013, December 28, 2013 and December 27, 2014 was determined using the Black-Scholes pricing model. The Company does not believe the unrecorded gains were material to the consolidated financial statements as the loss from operations for the fiscal years ended December 28, 2013 and December 27, 2014 were $35.9 million and $28.5 million, respectively.

8.	ACCRUED WARRANTY
The Company typically warrants its products against defect for 12 months. A provision for estimated future costs and estimated returns for credit relating to such warranty is recorded in the period when product is shipped and revenue recognized, and is updated as additional information becomes available. The Company’s estimate of future costs to satisfy warranty obligations is based primarily on historical warranty expense experienced and a provision for potential future product failures. Changes in the accrued warranty for the three months ended March 26, 2016 are as follows:

Balance, December 26, 2015	$518,000
Additions	267,000
Claim and reversals	(269,000)
Balance, March 26, 2016	$516,000

9.	INCOME TAXES
The Company’s tax provision of approximately $141,000 for the three month period ended March 26, 2016 represents the net movement in estimated foreign withholding on anticipated future remitted earnings of an international subsidiary and state taxes. The Company’s tax provision of approximately $12,500 for the three month period ended March 28, 2015 represents state taxes.
As of March 26, 2016, the Company has available for tax purposes U.S. federal NOLs of approximately $89 million expiring through 2035. The Company has recognized a full valuation allowance on its domestic and certain foreign net deferred tax assets due to the uncertainty of realization of such assets. The Company has not historically recorded, nor does it intend to record the tax benefits from stock awards until realized. Unrecorded benefits from stock awards approximate $10 million.
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

	Three Months Ended
	March 26, 2016
	Kopin	FDD	Total

Revenues	$5,148	$971	$6,119
Net loss attributable to the controlling interest	(6,571)	(346)	(6,917)
Total Assets	99,811	1,512	101,323
Long lived assets from continuing operations	2,695	18	2,713
Property and Plant held for sale	861	—	861

	Three Months Ended
	March 28, 2015
	Kopin	FDD	Total

Revenues	$7,586	$999	$8,585
Net loss attributable to the controlling interest	(3,373)	(465)	(3,838)
Total assets	117,684	1,523	119,207
Long-lived assets from continuing operations	4,067	180	4,247

The total assets of Kopin is net of $6.1 million and $5.2 million in intercompany loans to FDD as of March 26, 2016 and March 28, 2015, respectively.
During the three month periods ended March 26, 2016 and March 28, 2015, the Company derived its sales from the following geographies (as a percentage of net revenues):

	Three Months Ended
	March 26, 2016	March 28, 2015
United States	29%	74%
Others	—%	2%
Americas	29%	76%
Asia-Pacific	51%	16%
Europe	20%	8%
Total Revenues	100%	100%

11.	LITIGATION
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

Forward Looking Statements
This Quarterly Report on Form 10-Q and other reports we have filed with the Securities and Exchange Commission contain forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995, including, without limitation, statements made relating to our expectation that we will continue to pursue other U.S. government development contracts for applications that relate to our commercial product applications; our expectation that we will prosecute and defend our proprietary technology aggressively; our belief that it is important to retain personnel with experience and expertise relevant to our business; our belief that our products are targeted towards the Wearable technology market that is still developing, and our competitive strength is creating new technologies; our belief that it is important to invest in research and development to achieve profitability even during periods when we are not profitable; our belief that we are a leading developer and manufacturer of advanced miniature displays; our belief that our products enable our customers to develop and market an improved generation of products; our belief that the technical nature of our products and markets demands a commitment to close relationships with our customers; our belief that our wearable industrial reference design will provide for increased worker productivity, safety and improved manufacturing quality; our belief that our Wearable technology will be embraced by consumers and commercial users and our ability to develop and expand our Wearable technologies and to market and license our Wearable technologies will be important for our revenue growth and ability to achieve profitability and positive cash flow; the impact of the timing of development of the market segment for our wearable computing products on our ability to grow revenues; our expectation that we will incur significant development and marketing costs in 2016 to commercialize our Wearable technologies; our statement that we may make equity investments in companies; our expectation that the cash and marketable debt securities held by Kowon will eventually be remitted back to the U.S.; our expectation that the U.S. government will significantly reduce funding for programs through which we sell high margin military products; our expectation that orders for our products for use in thermal weapon sights will decline for the remainder of 2016; our expectation that customers that purchase our products for Wearable applications will launch products in 2016; our expectation that orders for our products for use in DSC applications will decline for the remainder of 2016; our expectation that sales of our products for use in 3D metrology applications will increase in 2016 as compared to 2015; our belief that a strengthening of the U.S. dollar could increase the price of our products in foreign markets; the impact of new regulations relating to conflict minerals on customer demands and increased costs related to compliance with such regulations; our belief that our future success will depend primarily upon the technical expertise, creative skills and management abilities of our officers and key employees rather than on patent ownership; our belief that our extensive portfolio of patents, trade secrets and non-patented know-how provides us with a competitive advantage in the Wearable technologies market; our belief that our ability to develop innovative products enhances our opportunity to grow within our Wearable technology market; our belief that continued introduction of new products in our target markets is essential to our growth; our expectation that our display products will benefit from further general technological advances in the design and production of integrated circuits and active matrix LCDs, resulting in further improvements in resolution and miniaturization; our belief that our manufacturing process offers greater miniaturization, reduced cost, higher pixel density, full color capability and lower power consumption compared to conventional active matrix LCD manufacturing approaches; our expectation not to pay cash dividends for the foreseeable future and to retain earnings for the development of our businesses; our expectation that we will expend between $2.0 million and $3.0 million on capital expenditures over the next twelve months; our expectation that competition will increase; our belief that small form factor displays will be a critical component in the development of advanced wireless communications systems; our belief that wireless handset makers are looking to create products that complement or eventually replace wireless handsets; our belief that general technological advances in the design and fabrication of integrated circuits, LCD technology and LCD manufacturing processes will allow us to continue to enhance our display product manufacturing process; our belief that continued introduction of new products in our Wearable technology market is essential to our growth; our belief that our available cash resources will support our operations and capital needs for at least the next twelve months; our expectation that we will have taxes based on federal alternative minimum tax rules and on our foreign operations in 2016; our expectation that we will have a state tax provision in 2016; our expectation that the adoption of certain accounting standards will not have a material impact on our financial position or results of operations; our belief that our business is not disproportionately affected by climate change regulations; our belief that our operations have not been materially affected by inflation; and our belief that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations, and cash flows should not be material. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industries in which we operate, management's beliefs, and assumptions made by management. In addition, other written or oral statements, which constitute forward-looking statements, may be made by or on behalf of us. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “could”, “seeks”, “estimates”, and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements, whether as a result of new information, future events or otherwise. Factors that could cause or contribute to such differences in outcomes and results include, but are not limited to, those discussed below in Item 1A and those set forth in our other periodic filings filed with the Securities and Exchange Commission. Except as required by law, we do not intend to update any forward-looking statements even if new information becomes available or other events occur in the future.

Critical Accounting Policies
Management's discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. We continually evaluate our estimates used in the preparation of our financial statements, including those related to revenue recognition under the percentage of completion method, bad debts, inventories, warranty reserves, investment valuations, valuation of stock compensation awards and recoverability of deferred tax assets. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not apparent from other sources. Actual results will most likely differ from these estimates. Further detail regarding our critical accounting policies can be found in “Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 26, 2015.
Business Matters
We were incorporated in Delaware in 1984 and are a leading inventor, developer, manufacturer and seller of Wearable technologies which include components and systems.
Kopin Wearable technology includes component technologies which can be integrated to create products, and proprietary headset systems which use voice as the primary user interface and through the use of wireless technologies can contact other user devices in close proximity or information from the cloud.
Components
The components we offer for sale primarily consist of our displays, backlights, ASICs and optical lenses. In 2016, we also anticipate offering our proprietary noise cancellation chip which we refer to as “Whisper Chip™”.
Our principal display products are miniature high density color or monochrome Active Matrix Liquid Crystal Displays (AMLCDs) with resolutions which range from approximately 320 x 240 resolution to 2048 x 2048 resolution, sold in either a transmissive or reflective format. We sell our displays individually or in combination with our other components assembled in a unit. For example, we sell a module unit which includes a single display, backlight and optics in a plastic housing, a binocular display module unit which includes two displays, backlights and optics in a plastic housing or a Higher-Level Assembly (HLA) which contains a display, light emitting diode based illumination, optics, and electronics in a sealed housing, primarily for military applications.
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
We offer a variety of optical lenses, some of which we have developed internally and others we license the rights to sell. We also offer a variety of backlights, some of which we have developed internally and are “off the shelf” components. Our lenses come in a variety of sizes with the smallest being our Pupil lens, followed by our Pearl lenses and then our largest being our Prism lenses. The different sizes of lenses give us and our customers design flexibility when creating headset systems. There is a trade-off between the lens size and the size of the perceived image to the viewer. For example, a Pearl lens will provide the viewer with an image approximately equivalent to what the viewer would see looking at a Smart Phone, whereas as a Prism lens will provide the viewer with an image approximately equivalent to what the viewer would see looking at a tablet.

However a Pearl lens is smaller than a Prism lens which would enable a more fashionable design. Therefore a customer designing a consumer-oriented product may choose a Pearl lens but a customer designing an enterprise-oriented product might choose a Prism lens. We use third parties to manufacture these lenses.
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

•
Augmented reality health and fitness sunglasses, called Solos™, that have voice and audio capabilities, a Pupil display module which overlays situational information on the glasses, our Whisper Chip; and

•
Industrial headset reference design, called Golden-i, which is essentially a complete head-worn computer that includes an optical pod with one of our display products, a microprocessor, battery, camera, memory and various commercially available software packages that we license.

Our headsets receive or transmit data from or to the internet by interfacing with a Smartphone or similar device via WiFi or Bluetooth. They can also receive information from devices in close proximity using ANT+. The display module or optical pod allows users to view the information such as WEB data, emails, text messages, maps or biometric data (heart rate), situational data (speed, distance traveled, Watts produced) at a “normal” viewing size because of our specialized optics. Our industrial headset Golden-i provides the capability of viewing technical diagrams, by enabling the user to zoom in to see finer details or zoom out to see a larger perspective. The Golden-i is equipped with a camera to enable a picture to be taken, video to be streamed or face-to-face communication to occur. The camera enables users to send pictures or stream live video to a remote subject matter expert so that both the user and expert can analyze an issue at the same time and collaboratively identify and implement a solution. Our headset reference designs utilize operating system software we developed. We expect to offer the Solos headset for sale in the second half of 2016.
We have three sources of revenues: component revenues, which are our primary source of revenues, research and development (R&D) revenues primarily from development contracts with agencies or prime contractors of the U.S. government and commercial enterprises and license revenues from our reference designs. To date our license revenues have been de minimis. For the three months ended March 26, 2016, R&D revenues were $0.1 million, or 2.3% of total revenues. This contrasted with $1.5 million, or 17% of total revenue for the corresponding period in 2015.
 Results of Operations
The three month periods ended March 26, 2016 and March 28, 2015 are referred to as 2016 and 2015, respectively. The year ended period December 26, 2015 is referred to as fiscal year 2015.
Revenues. For 2016 and 2015, our revenues, which include component sales and amounts earned from research and development contracts, were as follows (in millions):

	Three Months Ended
Display Revenues by Application	March 26, 2016	March 28, 2015
Wearable	$2.6	$1.1
Military	1.5	4.6
Industrial	1.1	1.1
Consumer	0.8	0.3
Research & Development	0.1	1.5
Total	$6.1	$8.6
Wearable Applications primarily represents sales of our components for products that are worn on the body for other than Military Applications. The increase in Wearable Applications revenues in 2016 as compared to 2015 is primarily the result of initial sales of our products to customers that launched new wearable systems in the first quarter of 2016 and increased demand from existing customers. Sales of our products to customers that use our products for Wearable Applications is a critical part of our strategy to increase revenues and return to profitability and positive cash flow. Our success in selling our products for Wearable Applications will depend on the demand for our customers’ new products, which we are unable to predict. Sales of our products for Military Applications decreased in 2016 as compared to 2015 because of a decrease in demand from the U.S. government for our products used in thermal weapon sights. We expect orders for these products to decline for the remainder of 2016. Industrial Applications represents customers who purchase display products for use in equipment such as 3D metrology. We expect an increase in the sales of our products for use in 3D metrology applications in 2016 as compared to 2015. For the first quarter of 2015, a substantial portion of our Research & Development (R&D) revenue was earned from customers funding development efforts associated with Wearable Applications. The decline in R&D from 2015 to 2016 is because these customers either discontinued the program or the products moved into the commercialization phase. Consumer Applications primarily represents customers who purchase our products for digital still camera (DSC) applications. We expect orders for our products for use in DSC applications to decline for the remainder of 2016.
International sales represented 71% and 26% of product revenues for the three months ended March 26, 2016 and March 28, 2015, respectively. Our international sales are primarily denominated in U.S. currency. Consequently, a strengthening of the U.S. dollar could increase the price in local currencies of our products in foreign markets and make our products relatively more expensive than competitors' products that are denominated in local currencies, leading to a reduction in sales or profitability in those foreign markets. In addition, our Korean subsidiary, Kowon, holds U.S. dollars. As a result, our financial position and results of operations are subject to exchange rate fluctuation in transactional and functional currency. We have not taken any protective measures against exchange rate fluctuations, such as purchasing hedging instruments with respect to such fluctuations, because of the historically stable exchange rate between the Japanese yen, Korean won and the U.S. dollar.
Cost of Component Revenues.

	Three Months Ended
	March 26, 2016	March 28, 2015
Cost of component revenues (in millions):	$4.7	$5.3
Cost of component revenues as a % of net component revenues	77.7%	74.1%
For the three months ended March 26, 2016, cost of component revenues, which is comprised of materials, labor and manufacturing overhead related to the production of our products, increased as a percentage of revenues in 2016 as compared to 2015 due a decrease in sales of military products which have higher gross margins as compared to our other products and the under absorption of fixed costs due to lower volume of sales.
Research and Development. Research and development (R&D) expenses are incurred in support of internal development programs or programs funded by agencies or prime contractors of the U.S. government and commercial partners. In fiscal year 2016, our R&D expenditures will be related to our display products and wearable technologies. R&D revenues associated with funded programs are presented separately in revenue in the statement of operations. Research and development costs include staffing, purchases of materials and laboratory supplies, circuit design costs, fabrication and packaging of display products, and overhead. For the three months ended March 26, 2016 and March 28, 2015, R&D expense was as follows (in millions):

	Three Months Ended
	March 26, 2016	March 28, 2015
Funded	$0.1	$1.5
Internal	3.9	3.4
Total research and development expense	$4.0	$4.9
Funded R&D expense for the three months ended March 26, 2016 decreased as compared to the prior year due to a reduction in programs with customers developing products for Wearable Applications. The decrease occurred because customers either discontinued the program or the products moved into the commercialization phase. For the three months ended March 26, 2016, Internal R&D costs increased as compared to the same period in 2015 due to investments in Wearable product development. We expect to incur significant development costs in fiscal year 2016 to commercialize the Kopin Wearable technologies.
Selling, General and Administrative. Selling, general and administrative (S,G&A) expenses consist of the expenses incurred by our sales and marketing personnel and related expenses, and administrative and general corporate expenses.

	Three Months Ended
	March 26, 2016	March 28, 2015
Selling, general and administration expense (in millions):	$3.8	$4.4
Selling, general and administration expense as a % of revenues	61.5%	47.4%
S,G&A decreased for the three months ended March 26, 2016 as compared to the same period in 2015, reflecting decrease in professional fees and stock-based compensation expenses which were partially offset by higher trade show costs.
Other Income and Expense

	Three Months Ended
	March 26, 2016	March 28, 2015
Other income and expense (in millions):	$(0.3)	$2.1
Other income and expense, net, is primarily composed of interest income, foreign currency transaction and remeasurement gains and losses incurred by our Korean and UK-based subsidiaries and gains and losses resulting from the impairment or sale of investments. During the three months ended March 28, 2015 we sold investments and recorded $2.1 million of gains.
During the three months ended March 26, 2016 and March 28, 2015, we recorded $0.6 million and $0.2 million of foreign currency losses respectively. During the three months ended March 28, 2015, we recorded a non-cash gain of $1.3 million as a result of recording warrants determined to be derivative assets. We received the warrants in August 2013 as part of a restructuring of debt owed by Vuzix Corporation to us. Upon receipt of the warrants, we should have recorded the value of the warrants of approximately $352,000 in our consolidated financial statements. Subsequently, we determined we should have marked to market the warrants at the end of each reporting period. Had we recorded the warrants in our consolidated financial statements and marked to market the warrants as of December 28, 2013 and December 27, 2014, we would have recorded gains in our statement of operations of approximately $646,000 and $171,000, respectively. In the first quarter of 2015, we recorded the warrants in our condensed consolidated financial statements and as a result recorded a gain of approximately $1.3 million with $817,000 attributed to prior periods.
Equity Losses in Unconsolidated Affiliates. For the three months ended March 28, 2015, the equity loss in unconsolidated affiliate of $47,000 represents our funding of the operations of one of our investments.
Tax Provision. For the three months ended March 26, 2016, we recorded a tax provision of $141,000 for estimated state taxes and an increase in estimated foreign withholding on anticipated future remitted earnings of an international subsidiary, as compared to a tax provision of $12,500 for the three months ended March 28, 2015.
Net Income Attributable to Noncontrolling Interest. As of March 26, 2016, we owned approximately 93% of the equity of Kowon and 80% of the equity of eMDT. Net loss attributable to noncontrolling interest on our consolidated statement of operations represents the portion of the results of operations of our majority owned subsidiaries which is allocated to the shareholders of the equity interests not owned by us. The change in net income attributable to noncontrolling interest is the result of the change in the results of operations of Kowon and eMDT for the three month period ended March 26, 2016 and Kowon, Kopin Software Ltd and eMDT for the three month period ended March 28, 2015. In October 2015, we acquired the remaining equity of Kopin Software Ltd. for £1 as part of a transaction in which we contributed two software products for 17.5% equity ownership in a new company formed to commercialize the software products.
Liquidity and Capital Resources
As of March 26, 2016, we had cash and equivalents and marketable securities of $90.9 million and working capital of $84.4 million compared to $80.7 million and $89.9 million, respectively, as of December 26, 2015. The change in cash and equivalents and marketable securities was primarily due to net outflow of cash used in operating activities of $5.6 million, offset by cash provided by investing activities of $13.2 million. The cash provided by investing activities was primarily from the receipt of final installment of $15 million from the 2013 sale of our III-V product line and investment in Kopin Taiwan Corporation.
Cash and marketable debt securities held in U.S. dollars:

Domestic	$77,718,040
Foreign	8,970,986
Subtotal cash and marketable debt securities	86,689,026
Cash and marketable debt securities held in other currencies and converted to U.S. dollars	4,194,618
Total cash and marketable debt securities	$90,883,644
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
We lease facilities located in Westborough, Massachusetts, Santa Clara, California, San Jose, California and Scotts Valley, California under non-cancelable operating leases. The Westborough, Santa Clara, San Jose and Scotts Valley leases expire in 2023, 2016, 2021 and 2018, respectively.
We lease a facility in Dalgety Bay, Scotland which expires in 2019, and also lease two facilities in Nottingham, United Kingdom, which expire in 2016 and 2017, respectively.
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
As of March 26, 2016, we had U.S. federal and state tax loss carry-forwards, which may be used to offset U.S. future federal and state taxable income. We also had tax loss carry-forwards generated in our foreign subsidiaries which may be used to offset future foreign taxable income. We may be subject to alternative minimum taxes, foreign taxes and state income taxes depending on our taxable income and sources of taxable income.
Historically, we have financed our operations primarily through public and private placements of our equity securities and cash generated from operations. We believe our available cash resources will support our operations and capital needs for at least the next twelve months.
Seasonality
There has been no seasonal pattern to our sales in fiscal years 2016 and 2015.
Contractual Obligations
The following is a summary of our contractual payment obligations for operating leases as of March 26, 2016:

Contractual Obligations	Total	Less than 1 year	1-3 Years	3-5 years	More than 5 years
Operating Lease Obligations	$6,958,792	$1,321,093	$3,264,980	$2,212,719	$160,000

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
We invest our excess cash in high-quality U.S. government, government-backed (i.e: Fannie Mae, FDIC guaranteed bonds and certificates of deposit) and corporate debt instruments, which bear lower levels of relative risk. We believe that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations, and cash flows should not be material to our cash flows or income. It is possible that interest rate movements would increase our unrealized gain or loss on interest rate securities. We are exposed to changes in foreign currency exchange rates primarily through our translation of our foreign subsidiaries' financial position, results of operations, and transaction gains and losses as a result of non U.S. dollar denominated cash flows related to business activities in Asia and Europe, and remeasurement of U.S. dollars to the functional currency of our U.K. and Kowon subsidiaries. We are also exposed to the effects of exchange rates in the purchase of certain raw materials which are in U.S. dollars but the price on future purchases is subject to change based on the relationship of the Japanese yen to the U.S. dollar. We do not currently hedge our foreign currency exchange rate risk. We estimate that any market risk associated with our international operations is unlikely to have a material adverse effect on our business, financial condition or results of operation. Our portfolio of marketable debt securities is subject to interest rate risk although our intent is to hold securities until maturity. The credit rating of our investments may be affected by the underlying financial health of the guarantors of our investments. We use silicon wafers but do not enter into forward or futures hedging contracts.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) were effective as of March 26, 2016, to ensure that information required to be disclosed by us in reports that we file or submit under the
Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange
Commission rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that was conducted during the quarter ended March 26, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended December 26, 2015. The risks discussed in our Annual Report on Form 10-K could materially affect our business, financial condition and future results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Sale of Unregistered Securities
In the past three years we have not sold any securities which were not registered under the Securities Act.
Use of Proceeds
The information required by this item regarding use of proceeds by the Company is reported herein in Part I, Item 2 under “Liquidity and Capital Resources”.

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
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at March 26, 2016 (Unaudited) and December 26, 2015, (ii) Condensed Consolidated Statements of Operations (Unaudited) for the three months ended March 26, 2016 and March 28, 2015, (iii) Condensed Consolidated Statement of Comprehensive Loss (Unaudited) for the three months ended March 26, 2016 and March 28, 2015, (iv) Condensed Consolidated Statements of Stockholders’ Equity (Unaudited) for the three months ended March 26, 2016, (v) Condensed Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 26, 2016 and March 28, 2015, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KOPIN CORPORATION (Registrant)

Date:	May 4, 2016	By:	/S/ John C.C. Fan
John C.C. Fan
President, Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

Date:	May 4, 2016	By:	/S/ RICHARD A. SNEIDER
Richard A. Sneider
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)