Form 10-Q
period 2016-06-25
KOPIN CORP
filed 2016-08-03
CIK 771266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 25, 2016
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒

Indicate the number of shares outstanding of each issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 29, 2016
Common Stock, par value $.01	66,769,502

2

Kopin Corporation

Part 1: FINANCIAL INFORMATION

Item 1:	Condensed Consolidated Financial Statements (Unaudited)

KOPIN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 25, 2016	December 26, 2015
ASSETS
Current assets:
Cash and equivalents	$25,812,429	$19,767,889
Marketable debt securities, at fair value	65,709,596	60,942,891
Accounts receivable, net of allowance of $169,000 and $153,000 in 2016 and 2015, respectively	1,326,341	1,487,633
Unbilled receivables	82,535	87,340
Inventory	2,935,699	2,512,473
Prepaid taxes	119,543	437,586
Prepaid expenses and other current assets	895,741	920,410
Note receivable	—	15,000,000
Total current assets	96,881,884	101,156,222
Property, plant and equipment, net	2,728,951	2,677,103
Goodwill	887,512	946,082
Other assets	716,679	461,416
Property and plant held for sale	—	819,263
Total assets	$101,215,026	$106,060,086
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,327,008	$3,959,704
Accrued payroll and expenses	1,791,883	1,631,292
Accrued warranty	516,000	518,000
Accrued income taxes	721,202	—
Billings in excess of revenue earned	1,254,694	1,407,566
Other accrued liabilities	2,662,518	2,553,282
Deferred tax liabilities	2,570,000	1,207,000
Total current liabilities	13,843,305	11,276,844
Asset retirement obligations	274,034	298,463
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $.01 per share: authorized, 3,000 shares; none issued	—	—
Common stock, par value $.01 per share: authorized, 120,000,000 shares; issued 78,875,534 shares in 2016 and 78,271,659 shares in 2015; outstanding 64,039,260 shares in 2016 and 63,977,385 shares in 2015	761,415	760,796
Additional paid-in capital	327,754,462	326,558,527
Treasury stock (12,102,258 shares in 2016 and 2015, respectively, at cost)	(42,741,551)	(42,741,551)
Accumulated other comprehensive income	1,766,202	771,774
Accumulated deficit	(200,655,234)	(190,608,671)
Total Kopin Corporation stockholders’ equity	86,885,294	94,740,875
Noncontrolling interest	212,393	(256,096)
Total stockholders’ equity	87,097,687	94,484,779
Total liabilities and stockholders’ equity	$101,215,026	$106,060,086

See notes to unaudited condensed consolidated financial statements

KOPIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
	June 25, 2016	June 27, 2015	June 25, 2016	June 27, 2015
Revenues:
Net component revenues	$4,096,529	$9,486,723	$10,074,663	$16,615,093
Research and development revenues	258,746	1,369,883	399,750	2,826,505
	4,355,275	10,856,606	10,474,413	19,441,598
Expenses:
Cost of component revenues	4,682,846	6,359,780	9,329,888	11,643,513
Research and development	4,119,401	4,884,010	8,159,352	9,744,202
Selling, general and administration	4,282,264	5,108,229	8,043,113	9,494,442
Gain on sale of property and plant	(7,700,522)	—	(7,700,522)	—
	5,383,989	16,352,019	17,831,831	30,882,157
Loss from operations	(1,028,714)	(5,495,413)	(7,357,418)	(11,440,559)
Other income and expense:
Interest income	175,765	198,898	340,713	408,561
Other income, net	3,718	25,758	41,626	45,269
Foreign currency transaction gains (losses)	27,503	529,138	(524,437)	349,549
Gain on sale of investments	—	5,460,399	—	7,602,820
	206,986	6,214,193	(142,098)	8,406,199
(Loss) income before provision for income taxes, equity loss in unconsolidated affiliate and net (income) loss attributable to noncontrolling interest	(821,728)	718,780	(7,499,516)	(3,034,360)
Tax provision	(1,963,000)	(12,500)	(2,104,000)	(25,000)
(Loss) income before equity loss in unconsolidated affiliate and net (income) loss attributable to noncontrolling interest	(2,784,728)	706,280	(9,603,516)	(3,059,360)
Equity loss in unconsolidated affiliate	—	—	—	(47,443)
Net (loss) income	(2,784,728)	706,280	(9,603,516)	(3,106,803)
Net (income) loss attributable to the noncontrolling interest	(344,374)	74,690	(443,047)	49,784
Net (loss) income attributable to the controlling interest	$(3,129,102)	$780,970	$(10,046,563)	$(3,057,019)
Net (loss) income per share
Basic	$(0.05)	$0.01	$(0.16)	$(0.05)
Diluted	$(0.05)	$0.01	$(0.16)	$(0.05)
Weighted average number of common shares outstanding:
Basic	64,011,571	63,066,031	63,994,809	63,074,842
Diluted	64,011,571	63,300,781	63,994,809	63,074,842
See notes to unaudited condensed consolidated financial statements

KOPIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 25, 2016	June 27, 2015	June 25, 2016	June 27, 2015
Net (loss) income	$(2,784,728)	$706,280	$(9,603,516)	$(3,106,803)
Other comprehensive income:
Foreign currency translation adjustments	(92,228)	(569,644)	643,956	(555,222)
Unrealized holding gain on marketable securities	92,596	500,602	410,106	1,325,524
Reclassification of holding gains in net loss	(38,360)	(21,785)	(34,192)	(399,345)
Other comprehensive (loss) income	(37,992)	(90,827)	1,019,870	370,957
Comprehensive (loss) income	$(2,822,720)	$615,453	$(8,583,646)	$(2,735,846)
Comprehensive (income) loss attributable to the noncontrolling interest	(337,788)	(76,524)	(468,489)	(18,726)
Comprehensive (loss) income attributable to controlling interest	$(3,160,508)	$538,929	$(9,052,135)	$(2,754,572)
See notes to unaudited condensed consolidated financial statements

KOPIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Kopin Corporation Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance, December 26, 2015	76,079,643	$760,796	$326,558,527	$(42,741,551)	$771,774	$(190,608,671)	$94,740,875	$(256,096)	$94,484,779
Stock-based compensation	—	—	1,198,054	—	—	—	1,198,054	—	1,198,054
Vesting of restricted stock	62,500	625	(625)	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	994,428	—	994,428	25,442	1,019,870
Restricted stock for tax withholdings	(625)	(6)	(1,494)	—	—	—	(1,500)	—	(1,500)
Net loss	—	—	—	—	—	(10,046,563)	(10,046,563)	443,047	(9,603,516)
Balance, June 25, 2016	76,141,518	$761,415	$327,754,462	$(42,741,551)	$1,766,202	$(200,655,234)	$86,885,294	$212,393	$87,097,687
See notes to unaudited condensed consolidated financial statements

KOPIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 25, 2016	June 27, 2015
Cash flows from operating activities:
Net loss	$(9,603,516)	$(3,106,803)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	651,687	1,190,413
Accretion (amortization) of premium or discount on marketable debt securities	78,261	302,466
Stock-based compensation	951,053	2,022,043
Foreign currency losses (gains)	563,548	(280,173)
Change in allowance for bad debt	(17,644)	74,500
Deferred income taxes	1,363,000	—
Gain on sale of property and plant	(7,700,522)	—
Gain on sale of investments	—	(7,602,820)
Other non-cash items	244,956	1,130,162
Changes in assets and liabilities:
Accounts receivable	145,076	(4,388,730)
Inventory	(696,705)	(110,325)
Prepaid expenses and other current assets	295,257	177,843
Accounts payable and accrued expenses	1,682,820	(1,351,835)
Billings in excess of revenue earned	(152,872)	3,085,945
Net cash used in operating activities	(12,195,601)	(8,857,314)
Cash flows from investing activities:
Other assets	(187,646)	(8,486)
Capital expenditures	(305,059)	(651,814)
Proceeds from sale of marketable debt securities	30,488,413	12,000,622
Purchase of marketable debt securities	(35,064,288)	(7,777,277)
Proceeds from sale of investments	—	7,330,203
Proceeds from sale of property and plant	8,106,819	—
Proceeds from sale of III-V product line	15,000,000	—
Net cash provided by investing activities	18,038,239	10,893,248
Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	—	86,048
Settlements of restricted stock for tax withholding obligations	(1,500)	(183,259)
Net cash used in financing activities	(1,500)	(97,211)
Effect of exchange rate changes on cash	203,402	(97,023)
Net increase in cash and equivalents	6,044,540	1,841,700
Cash and equivalents:
Beginning of period	19,767,889	14,635,801
End of period	$25,812,429	$16,477,501
Supplemental disclosure of cash flow information:
Income taxes paid	$—	$50,000
Supplemental schedule of noncash investing activities:
Construction in progress included in accrued expenses	$—	$228,000
Non cash proceeds from exercise of warrants	$—	$1,330,000

See notes to unaudited condensed consolidated financial statements

KOPIN CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION
The condensed consolidated financial statements of Kopin Corporation (the Company) as of June 25, 2016 and for the three and six months ended June 25, 2016 and June 27, 2015 are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. These condensed consolidated financial statements should be read in conjunction with the Company’s financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 26, 2015. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for any other interim period or for a full fiscal year.
In June 2016, the Company’s subsidiary Kowon sold its plant and the land on which the plant resided for 9.5 billion KRW (approximately $8.1 million on the closing date). Kowon had ceased its production activities at the facility in 2013. The plant and land had a cost basis of approximately $0.4 million. Accordingly, the Company recorded a gain on the sale of the plant and land of $7.7 million.
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
Leases
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This new standard requires lessees to recognize a lease liability and a right-of-use asset on the balance sheet and aligns many of the underlying principles of the new lessor model with those in Topic 606, Revenue from Contracts with Customers. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach.The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted for all public business entities and all nonpublic business entities. The Company is currently evaluating the expected impact of this new guidance on its consolidated financial statements and available adoption methods.
Compensation-Stock Compensation
In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This guidance is intended to simplify the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2016, including interim periods within those annual periods, and early application is permitted as of the beginning of an interim or annual reporting period. The Company is currently evaluating the expected impact of this new guidance on its consolidated financial statements and available adoption methods.

Statement of Comprehensive Income
During the six months ended June 25, 2016, the change in the Company's accumulated other comprehensive income was net of $0.6 million foreign currency translation adjustments and $0.4 million unrealized holding gains on marketable securities.

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
The Company uses the specific identification method as a basis for determining cost and calculating realized gains and losses with respect to marketable debt securities. The gross gains and losses realized related to sales and maturities of marketable debt securities were not material during the three and six months ended June 25, 2016 and the year ended December 26, 2015.
Investments in available-for-sale marketable debt securities are as follows at June 25, 2016 and December 26, 2015:

	Amortized Cost		Unrealized Gains		Unrealized Losses		Fair Value
	2016	2015	2016	2015	2016	2015	2016	2015
U.S. government and agency backed securities	$44,742,363	$46,586,224	$118,565	$—	$—	$(121,561)	$44,860,928	$46,464,663
Corporate debt and certificates of deposit	20,914,514	14,534,247	—	—	(65,846)	(56,019)	20,848,668	14,478,228
Total	$65,656,877	$61,120,471	$118,565	$—	$(65,846)	$(177,580)	$65,709,596	$60,942,891
The contractual maturity of the Company’s marketable debt securities is as follows at June 25, 2016:

	Less than One year	One to Five years	Greater than Five years	Total
U.S. government and agency backed securities	$17,582,380	$20,207,958	$7,070,590	$44,860,928
Corporate debt and certificates of deposit	16,448,550	4,400,118	—	20,848,668
Total	$34,030,930	$24,608,076	$7,070,590	$65,709,596
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
The Company further estimates the amount of OTTI resulting from a decline in the creditworthiness of the issuer (credit-related OTTI) and the amount of non credit-related OTTI. Non credit-related OTTI can be caused by such factors as market illiquidity. Credit-related OTTI is recognized in earnings while non credit-related OTTI on securities not expected to be sold is recognized in other comprehensive income (loss). The Company did not record an OTTI for the three and six months ended June 25, 2016 and June 27, 2015.

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
The following table details the fair value measurements of the Company’s financial assets:

		Fair Value Measurement June 25, 2016 Using:
	Total	Level 1	Level 2	Level 3
Cash and Equivalents	$25,812,429	$25,812,429	$—	$—
U.S. Government Securities	44,860,928	13,490,520	31,370,408	—
Corporate Debt	7,133,346	—	7,133,346	—
Certificates of Deposit	13,715,322	—	13,715,322	—
GCS Holdings	377,724	377,724	—	—
	$91,899,749	$39,680,673	$52,219,076	$—

		Fair Value Measurement December 26, 2015 Using:
	Total	Level 1	Level 2	Level 3
Cash and Equivalents	$19,767,889	$19,767,889	$—	$—
U.S. Government Securities	46,464,663	16,381,152	30,083,511	—
Corporate Debt	6,886,495	—	6,886,495	—
Certificates of Deposit	7,591,733	—	7,591,733	—
GCS Holdings	232,037	232,037	—	—
	$80,942,817	$36,381,078	$44,561,739	$—
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
Inventory is stated at the lower of cost (determined on the first-in, first-out) or market and consists of the following at June 25, 2016 and December 26, 2015:

	June 25, 2016	December 26, 2015
Raw materials	$1,113,639	$844,475
Work-in-process	1,393,398	1,281,891
Finished goods	428,662	386,107
	$2,935,699	$2,512,473

5.	NET LOSS PER SHARE
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
Weighted average common shares outstanding used to calculate basic and diluted earnings per share are as follows:

	Three Months Ended		Six Months Ended
	June 25, 2016	June 27, 2015	June 25, 2016	June 27, 2015
Weighted average common shares outstanding-basic	64,011,571	63,066,031	63,994,809	63,074,842
Stock options and non-vested restricted common stock	—	234,750	—	—
Weighted average common shares outstanding-diluted	64,011,571	63,300,781	63,994,809	63,074,842
The following were not included in weighted average common shares outstanding-diluted because they are anti-dilutive or performance or market conditions had not been met at the end of the period:

	Three Months Ended		Six Months Ended
	June 25, 2016	June 27, 2015	June 25, 2016	June 27, 2015
Non-vested restricted common stock	2,734,016	1,374,000	2,734,016	3,074,111

6.	STOCK-BASED COMPENSATION
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
Non-Vested Restricted Common Stock

	Shares	Weighted Average Grant Fair Value
Balance, December 26, 2015	2,192,016	$3.82
Granted	604,500	1.86
Forfeited	—	—
Vested	(62,500)	3.55
Balance, June 25, 2016	2,734,016	$3.39

Stock-Based Compensation
The following table summarizes stock-based compensation expense within each of the categories below as it relates to non-vested restricted common stock awards for the six months ended June 25, 2016 and June 27, 2015 (no tax benefits were recognized):

	Six Months Ended
	June 25, 2016	June 27, 2015
Cost of component revenues	$289,937	$461,094
Research and development	248,848	503,523
Selling, general and administrative	412,268	1,057,426
Total	$951,053	$2,022,043
Unrecognized compensation expense for non-vested restricted common stock as of June 25, 2016 totaled $4.3 million and is expected to be recognized over a weighted average period of approximately two years.

7.	OTHER ASSETS AND NOTE RECEIVABLE
In January 2016, the Company received the final $15.0 million payment resulting from the sale of its III-V product line and its investment in KTC.

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

8.	GOODWILL AND INTANGIBLES
The Company’s goodwill balance is as follows:

Balance, December 26, 2015	$946,082
Change due to exchange rate fluctuations	(58,570)
Balance, June 25, 2016	$887,512

9.	ACCRUED WARRANTY
The Company typically warrants its products against defect for 12 months. A provision for estimated future costs and estimated returns for credit relating to such warranty is recorded in the period when product is shipped and revenue recognized, and is updated as additional information becomes available. The Company’s estimate of future costs to satisfy warranty obligations is based primarily on historical warranty expense experienced and a provision for potential future product failures. Changes in the accrued warranty for the six months ended June 25, 2016 are as follows:

Balance, December 26, 2015	$518,000
Additions	356,000
Claims	(358,000)
Balance, June 25, 2016	$516,000

10.	INCOME TAXES
The Company’s tax provision of approximately $2.0 million for the three months ended June 25, 2016 represents $0.7 million of income taxes on the gain of the sale of Kowon’s plant and land and $1.3 million of net movement in estimated foreign withholding on anticipated future remitted earnings of a foreign subsidiary. The Company's tax provision of approximately $2.1 million for the six months ended June 25, 2016 represents $0.7 million of income taxes on the gain of the sale of Kowon’s plant and land, $1.4 million of net movement in estimated foreign withholding on anticipated future remitted earnings of a foreign subsidiary, and $18,000 in state taxes. The Company’s tax provision of approximately $12,500 and $25,000 for the three and six month periods ended June 27, 2015 represents estimated state income taxes.
As of June 25, 2016, the Company has available for tax purposes U.S. federal NOLs of approximately $98 million expiring through 2035. The Company has recognized a full valuation allowance on its domestic and certain foreign net deferred tax assets due to the uncertainty of realization of such assets. The Company has not historically recorded, nor does it intend to record the tax benefits from stock awards until realized. Unrecorded benefits from stock awards approximate $10 million.
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

	Three Months Ended
	June 25, 2016			June 27, 2015
	Kopin	FDD	Total	Kopin	FDD	Total

Revenues	$3,321	$1,034	$4,355	$10,177	$679	$10,856
Net loss attributable to the controlling interest	(3,075)	(54)	(3,129)	853	(72)	781

	Six Months Ended
	June 25, 2016			June 27, 2015
	Kopin	FDD	Total	Kopin	FDD	Total

Revenues	$8,469	$2,005	$10,474	$17,764	$1,678	$19,442
Net loss attributable to the controlling interest	(9,646)	(401)	(10,047)	(2,519)	(538)	(3,057)
Total assets	99,593	1,622	101,215	122,604	1,403	124,007
Long-lived assets from continuing operations	2,726	3	2,729	3,972	135	4,107
The total assets of Kopin are net of $6.2 million and $5.3 million in intercompany loans to FDD as of June 25, 2016 and June 27, 2015, respectively.

During the three and six month periods ended June 25, 2016 and June 27, 2015, the Company derived its sales from the following geographies (as a percentage of net revenues):

	Three Months Ended		Six Months Ended
	June 25, 2016	June 27, 2015	June 25, 2016	June 27, 2015
United States	28%	77%	28%	75%
Others	—%	—%	—%	1%
Americas	28%	77%	28%	76%
Asia-Pacific	59%	18%	55%	17%
Europe	13%	5%	17%	7%
Total Revenues	100%	100%	100%	100%

12.	LITIGATION
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

Forward Looking Statements
This Quarterly Report on Form 10-Q which we have filed with the Securities and Exchange Commission contains forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995, including, without limitation, statements made relating to our expectation that we will ship Solos headsets in the second half of 2016; we will incur significant development and marketing costs in 2016 to commercialize our Wearable technologies; our expectation that the cash and marketable debt securities held by Kowon will eventually be remitted back to the U.S.; our expectation that the U.S. government will significantly reduce funding for programs through which we sell high margin military products; our expectation that orders for our products for use in thermal weapon sights will decline for the remainder of 2016; our expectation that customers that purchase our products for Wearable applications will launch products in 2016; our expectation that orders for our products for use in DSC applications will decline for the remainder of 2016; our expectation that sales of our products for use in 3D metrology applications will increase in 2016 as compared to 2015; our belief that a strengthening of the U.S. dollar could increase the price of our products in foreign markets; our expectation that we will expend between $2.0 million and $3.0 million on capital expenditures over the next twelve months; our belief that our available cash resources will support our operations and capital needs for at least the next twelve months; our expectation that we will have taxes based on federal alternative minimum tax rules and on our foreign operations in 2016; our expectation that we will have a state tax provision in 2016; and our belief that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations, and cash flows should not be material.

This Quarterly Report on Form 10-Q should be read in conjunction with our Form 10-K and other documents filed with the Securities and Exchange Commission. Our Form 10-K and other documents we have filed with the Securities and Exchange Commission also contain these additional forward-looking statements. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industries in which we operate, management's beliefs, and assumptions made by management. In addition, other written or oral statements, which constitute forward-looking statements, may be made by or on behalf of us. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “could”, “seeks”, “estimates”, and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements, whether as a result of new information, future events or otherwise. Factors that could cause or contribute to such differences in outcomes and results include, but are not limited to, those discussed below in Item 1A and those set forth in our other periodic filings filed with the Securities and Exchange Commission. Except as required by law, we do not intend to update any forward-looking statements even if new information becomes available or other events occur in the future.

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
Kopin Wearable technology includes component technologies which can be integrated to create products, and proprietary headset systems which use voice as the primary user interface and, through the use of wireless technologies, can contact other user devices in close proximity or information from the cloud.

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
Our reflective LCOS displays products are miniature high density dual mode color sequential/monochrome reflective micro displays with resolutions which range from approximately 1280 x 720 pixels (720P) resolution to 2048 x 1536 pixels (QXGA) resolution. These displays are manufactured at our facility in Scotland, U.K. Our reflective displays are based on a proprietary, very high-speed, ferroelectric liquid crystal on silicon (FLCOS) platform. Our digital software and logic-based drive electronics combined with the very fast switching binary liquid crystal enables our micro display to process images purely digitally and create red, green and blue gray scale in the time domain. This architecture has major advantages in visual performance over other liquid crystal, organic light-emitting diode and MEMS based technologies: precisely controlled full color or monochrome gray scale is achieved on a matrix of undivided high fill factor pixels, motion artifacts are reduced to an insignificant level and there are no sub-pixels, no moving mirrors and no analog conversions to detract from the quality of the image.
We offer a variety of optical lenses, some of which we have developed internally and others we license the rights to sell. We also offer a variety of backlights, some of which we have developed internally and are “off-the-shelf” components. Our lenses come in a variety of sizes with the smallest being our Pupil lens, followed by our Pearl lens and then our largest being our Prism lens. The different sizes of lenses give us and our customers design flexibility when creating headset systems. There is a trade-off between the lens size and the size of the perceived image to the viewer. For example, a Pearl lens will provide the viewer with an image approximately equivalent to what the viewer would see looking at a smart phone, whereas a Prism lens provides the viewer with an image approximately equivalent to what the viewer would see looking at a tablet. A Pearl lens is smaller than a Prism lens, however, which would enable a more fashionable design. Therefore a customer designing a consumer-oriented product may choose a Pearl lens but a customer designing an enterprise-oriented product might choose a Prism lens. We use third parties to manufacture these lenses.
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

•
Augmented reality health and fitness sunglasses, called Solos™, that have voice and audio capabilities, a Pupil display module which overlays situational information on the glasses, our Whisper Chip; and an

•
Industrial headset reference design, which is essentially a complete head-worn computer that includes an optical pod with one of our display products, a microprocessor, battery, camera, memory and various commercially available software packages that we license.

Our headsets receive or transmit data from or to the internet by interfacing with a smartphone or similar device via WiFi or Bluetooth. They can also receive information from devices in close proximity using ANT+. The display module or optical pod allows users to view the information such as WEB data, emails, text messages, maps or biometric data (heart rate), situational data (speed, distance traveled, Watts produced) at a “normal” viewing size because of our specialized optics. Our industrial headset provides the capability of viewing technical diagrams, by enabling the user to zoom in to see finer details or zoom out to see a larger perspective. Our industrial headset is equipped with a camera to enable a picture to be taken, video to be streamed or face-to-face communication to occur. The camera enables users to send pictures or stream live video to a remote subject matter expert so that both the user and expert can analyze an issue at the same time and collaboratively identify and implement a solution. Our headset reference designs utilize operating system software we developed. We expect to ship units of the Solos headset in the second half of 2016.
We have three sources of revenues: component revenues, which are our primary source of revenues, research and development (R&D) revenues primarily from development contracts with agencies or prime contractors of the U.S. government and commercial enterprises and license revenues from our reference designs. To date our license revenues have been de minimis. For the three and six months ended June 25, 2016, R&D revenues were $0.3 and $0.4 million, or 5.9% and 3.8% of total revenues, respectively. This contrasted with $1.4 million and $2.8 million, or 12.6% and 14.5% of total revenues, respectively, for the corresponding periods in 2015.
 Results of Operations
The three and six month periods ended June 25, 2016 and June 27, 2015 are referred to as 2016 and 2015, respectively. The year ended period December 26, 2015 is referred to as fiscal year 2015.
Revenues. For 2016 and 2015, our revenues, which include component sales and amounts earned from research and development contracts, were as follows (in millions):

	Three Months Ended		Six Months Ended
Display Revenues by Application	June 25, 2016	June 27, 2015	June 25, 2016	June 27, 2015
Wearable	$1.8	$6.0	$4.4	$7.1
Military	0.9	2.4	2.4	7.0
Industrial	1.0	0.7	2.2	1.7
Consumer	0.4	0.4	1.1	0.8
Research & Development	0.3	1.4	0.4	2.8
Total	$4.4	$10.9	$10.5	$19.4
Wearable Applications primarily represents sales of our components for products that are worn on the body for other than Military Applications. In the second quarter of 2015, revenues from the sale of our products for Wearable Applications was primarily driven by shipments to a customer launching a new product. The decrease in Wearable Applications revenues in 2016 as compared to 2015 is primarily the result of lower demand from this customer. Sales of our products to customers that use our products for Wearable Applications is a critical part of our strategy to increase revenues and return to profitability and positive cash flow. Our success in selling our products for Wearable Applications will depend on the demand for our customers’ new products, which we are unable to predict. Sales of our products for Military Applications decreased in 2016 as compared to 2015 because of a decrease in demand from the U.S. government for our products used in Thermal Weapon Sights (TWS) program. We expect orders for these products to decline for the remainder of 2016 as the US military transitions to new sights under the Family of Weapon Sights (FWS) program. Industrial Applications represents customers who purchase display products for use in equipment such as 3D metrology. We expect an increase in the sales of our products for use in 3D metrology applications in 2016 as compared to 2015. For the first quarter of 2015, a substantial portion of our Research & Development (R&D) revenue was earned from customers funding development efforts associated with Wearable Applications. The decline in R&D from 2015 to 2016 is because these customers either discontinued the program or the products moved into the commercialization phase. Consumer Applications primarily represents customers who purchase our products for digital still camera (DSC) applications. We expect orders for our products for use in DSC applications to decline for the remainder of 2016.
International sales represented 72% and 25% of product revenues for the six months ended June 25, 2016 and June 27, 2015, respectively. Our international sales are primarily denominated in U.S. currency. Consequently, a strengthening of the U.S. dollar could increase the price in local currencies of our products in foreign markets and make our products relatively more expensive than competitors' products that are denominated in local currencies, leading to a reduction in sales or profitability in those foreign markets. In addition, our Korean subsidiary, Kowon, holds U.S. dollars. As a result, our financial position and results of operations are subject to exchange rate fluctuation in transactional and functional currency. We have not taken any protective measures against exchange rate fluctuations, such as purchasing hedging instruments with respect to such fluctuations, because of the historically stable exchange rate between the Japanese yen, Korean won and the U.S. dollar.
Cost of Component Revenues.

	Three Months Ended		Six Months Ended
	June 25, 2016	June 27, 2015	June 25, 2016	June 27, 2015
Cost of component revenues (in millions):	$4.7	$6.4	$9.3	$11.6
Cost of component revenues as a % of net component revenues	114.3%	67.0%	92.6%	70.1%
For the three and six months ended June 25, 2016, cost of component revenues, which is comprised of materials, labor and manufacturing overhead related to the production of our products, increased as a percentage of revenues in 2016 as compared to 2015 due a decrease in sales of military products which have higher gross margins as compared to our other products and the under absorption of fixed costs due to lower volume of sales.
Research and Development. Research and development (R&D) expenses are incurred in support of internal development programs or programs funded by agencies or prime contractors of the U.S. government and commercial partners. In fiscal year 2016, our R&D expenditures will be related to our display products and wearable technologies. R&D revenues associated with funded programs are presented separately in revenue in the statement of operations. Research and development costs include staffing, purchases of materials and laboratory supplies, circuit design costs, fabrication and packaging of display products, and overhead. For the three and six months ended June 25, 2016 and June 27, 2015, R&D expense was as follows (in millions):

	Three Months Ended		Six Months Ended
	June 25, 2016	June 27, 2015	June 25, 2016	June 27, 2015
Funded	$0.2	$0.6	$0.3	$2.0
Internal	3.9	4.3	7.9	7.7
Total research and development expense	$4.1	$4.9	$8.2	$9.7
Funded R&D expense for the six months ended June 25, 2016 decreased as compared to the prior year due to a reduction in programs with customers developing products for Wearable Applications. The decrease occurred because customers either discontinued the program or the products moved into the commercialization phase. For the six months ended June 25, 2016, Internal R&D costs increased as compared to the same period in 2015 due to investments in Wearable product development. We expect to incur significant development costs in fiscal year 2016 to commercialize our Wearable technologies.
Selling, General and Administrative. Selling, general and administrative (S,G&A) expenses consist of the expenses incurred by our sales and marketing personnel and related expenses, and administrative and general corporate expenses.

	Three Months Ended		Six Months Ended
	June 25, 2016	June 27, 2015	June 25, 2016	June 27, 2015
Selling, general and administration expense (in millions):	$4.3	$5.1	$8.0	$9.5
Selling, general and administration expense as a % of revenues	98.3%	46.3%	76.8%	48.4%
S,G&A decreased for the six months ended June 25, 2016 as compared to the same period in 2015, reflecting a decrease in professional and consulting fees and patent amortization which were partially offset by higher compensation expense.
Gain on sale of property and plant. In June 2016, our subsidiary Kowon sold its plant and the land the plant resided on and we recorded a gain on the sale of $7.7 million.
Other Income and Expense

	Three Months Ended		Six Months Ended
	June 25, 2016	June 27, 2015	June 25, 2016	June 27, 2015
Other income and expense (in millions):	$0.2	$6.2	$(0.1)	$8.4
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

During the three months ended June 27, 2015, we recorded $0.5 million of foreign currency losses. During the six months ended June 27, 2015, we recorded a non-cash gain of $1.3 million as a result of recording warrants determined to be derivative assets. We received the warrants in August 2013 as part of a restructuring of debt owed by Vuzix Corporation to us. Upon receipt of the warrants, we should have recorded the value of the warrants of approximately $352,000 in our consolidated financial statements. Subsequently, we determined that we should have marked to market the warrants at the end of each reporting period. Had we recorded the warrants in our consolidated financial statements and marked to market the warrants as of December 28, 2013 and December 27, 2014, we would have recorded gains in our statement of operations of approximately $646,000 and $171,000, respectively. In the first quarter of 2015, we recorded the warrants in our condensed consolidated financial statements and as a result recorded a gain of approximately $1.3 million with $817,000 attributed to prior periods.
Equity Losses in Unconsolidated Affiliates. For the six months ended June 27, 2015, the equity loss in unconsolidated affiliate of $47,000 represents our funding of the operations of one of our investments.
Tax Provision. For the three and six months ended June 25, 2016, we recorded a tax provision of $2.0 million and $2.1 million respectively, for estimated foreign income taxes, an increase in estimated foreign withholding on anticipated future remitted earnings of an foreign subsidiary and estimated state income tax, as compared to a tax provision of $12,500 and $25,000, respectively, for the three and six months ended June 27, 2015.
Net Income Attributable to Noncontrolling Interest. As of June 25, 2016, we owned approximately 93% of the equity of Kowon and 80% of the equity of eMDT. Net loss attributable to noncontrolling interest on our consolidated statement of operations represents the portion of the results of operations of our majority owned subsidiaries which is allocated to the shareholders of the equity interests not owned by us. The change in net income attributable to noncontrolling interest is the result of the change in the results of operations of Kowon and eMDT for the three and six month periods ended June 25, 2016 and Kowon, Kopin Software Ltd and eMDT for the three and six month periods ended June 27, 2015. In October 2015, we acquired the remaining equity of Kopin Software Ltd. for £1 as part of a transaction in which we contributed two software products for 17.5% equity ownership in a new company formed to commercialize the software products.

Liquidity and Capital Resources
As of June 25, 2016, we had cash and equivalents and marketable securities of $91.5 million and working capital of $83.0 million compared to $80.7 million and $89.9 million, respectively, as of December 26, 2015. The change in cash and equivalents and marketable securities was primarily due to net outflow of cash used in operating activities of $12.2 million, offset by cash provided by investing activities of $18.0 million. The cash provided by investing activities was primarily from the receipt of final installment of $15 million from the 2013 sale of our III-V product line and investment in Kopin Taiwan Corporation and the sale of our Korean subsidiary plant and land for approximately $8.1 million.
Cash and marketable debt securities held in U.S. dollars:

Domestic	$71,266,644
Foreign	8,986,555
Subtotal cash and marketable debt securities	80,253,199
Cash and marketable debt securities held in other currencies and converted to U.S. dollars	11,268,826
Total cash and marketable debt securities	$91,522,025
We have no plans to repatriate the cash and marketable debt securities held in our foreign subsidiaries FDD and Kopin Software Ltd. and, as such, we have not recorded any deferred tax liability with respect to such cash. The operations at our Korean facility, Kowon, have ceased. Kowon has approximately $19.7 million of cash and marketable debt securities which we anticipate will eventually be remitted to the U.S. and, accordingly, we have recorded deferred tax liabilities associated with its unremitted earnings.
We lease facilities located in Westborough, Massachusetts, San Jose, California and Scotts Valley, California under non-cancelable operating leases. The Westborough, San Jose and Scotts Valley leases expire in 2023, 2021 and 2018, respectively.
We lease a facility in Dalgety Bay, Scotland which expires in 2019, and also lease two facilities in Nottingham, United Kingdom, which expire in 2016 and 2017, respectively.

We expect to expend between $2 million and $3 million on capital expenditures over the next twelve months. We own approximately 93% of Kowon, our Korean subsidiary. The owners of the remaining 7% have expressed a desire to sell their shares to the Company. We are evaluating whether to purchase the shares.
As of June 25, 2016, we had U.S. federal and state tax loss carry-forwards, which may be used to offset U.S. future federal and state taxable income. We also had tax loss carry-forwards generated in our foreign subsidiaries which may be used to offset future foreign taxable income. We may be subject to alternative minimum taxes, foreign taxes and state income taxes depending on our taxable income and sources of taxable income.
Historically, we have financed our operations primarily through public and private placements of our equity securities and cash generated from operations. We believe our available cash resources will support our operations and capital needs for at least the next twelve months.
Seasonality
There has been no seasonal pattern to our sales in fiscal years 2016 and 2015.
Contractual Obligations
The following is a summary of our contractual payment obligations for operating leases as of June 25, 2016:

Contractual Obligations	Total	Less than 1 year	1-3 Years	3-5 years	More than 5 years
Operating Lease Obligations	$6,666,601	$1,308,681	$3,179,209	$2,072,044	$106,667

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
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
Evaluation of Disclosure Controls and Procedures
Based on an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) were effective as of June 25, 2016, to ensure that information required to be disclosed by us in reports that we file or submit under the
Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange
Commission rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that was conducted during the quarter ended June 25, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 25, 2016 (Unaudited) and December 26, 2015, (ii) Condensed Consolidated Statements of Operations (Unaudited) for the three and six months ended June 25, 2016 and June 27, 2015, (iii) Condensed Consolidated Statement of Comprehensive (Loss) Income (Unaudited) for the three and six months ended June 25, 2016 and June 27, 2015, (iv) Condensed Consolidated Statements of Stockholders’ Equity (Unaudited) for the six months ended June 25, 2016, (v) Condensed Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 25, 2016 and June 27, 2015, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KOPIN CORPORATION (Registrant)

Date:	August 3, 2016	By:	/S/ John C.C. Fan
John C.C. Fan
President, Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

Date:	August 3, 2016	By:	/S/ RICHARD A. SNEIDER
Richard A. Sneider
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)