Form 10-Q
period 2016-09-24
KOPIN CORP
filed 2017-03-23
CIK 771266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 24, 2016
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
Indicate the number of shares outstanding of each issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 4, 2016
Common Stock, par value $.01	66,740,502

Kopin Corporation

Part 1: FINANCIAL INFORMATION

Item 1:	Condensed Consolidated Financial Statements (Unaudited)
KOPIN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 24, 2016	December 26, 2015
ASSETS
Current assets:
Cash and equivalents	$20,998,402	$19,767,889
Marketable debt securities, at fair value	63,034,380	60,942,891
Accounts receivable, net of allowance of $153,000 in 2016 and 2015, respectively	1,666,306	1,487,633
Unbilled receivables	94,970	87,340
Inventory	3,197,984	2,512,473
Prepaid taxes	94,623	437,586
Prepaid expenses and other current assets	986,126	920,410
Note receivable	—	15,000,000
Total current assets	90,072,791	101,156,222
Property, plant and equipment, net	2,936,621	2,677,103
Goodwill	869,984	946,082
Other assets	618,563	461,416
Property and plant held for sale	—	819,263
Total assets	$94,497,959	$106,060,086
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,888,707	$3,959,704
Accrued payroll and expenses	1,815,618	1,631,292
Accrued warranty	518,000	518,000
Billings in excess of revenue earned	1,274,826	1,407,566
Other accrued liabilities	3,152,649	2,553,282
Deferred tax liabilities	2,547,717	1,207,000
Total current liabilities	13,197,517	11,276,844
Asset retirement obligations	259,404	298,463
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $.01 per share: authorized, 3,000 shares; none issued	—	—
Common stock, par value $.01 per share: authorized, 120,000,000 shares; issued 78,842,759 shares in 2016 and 78,271,659 shares in 2015; outstanding 64,047,985 shares in 2016 and 63,977,385 shares in 2015	761,502	760,796
Additional paid-in capital	328,339,749	326,558,527
Treasury stock (12,102,258 shares in 2016 and 2015, respectively, at cost)	(42,741,551)	(42,741,551)
Accumulated other comprehensive income	3,307,825	771,774
Accumulated deficit	(208,852,911)	(190,608,671)
Total Kopin Corporation stockholders’ equity	80,814,614	94,740,875
Noncontrolling interest	226,424	(256,096)
Total stockholders’ equity	81,041,038	94,484,779
Total liabilities and stockholders’ equity	$94,497,959	$106,060,086

See notes to unaudited condensed consolidated financial statements

KOPIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
	September 24, 2016	September 26, 2015	September 24, 2016	September 26, 2015
Revenues:
Net product revenues	$5,522,584	$7,119,145	$15,597,247	$23,734,238
Research and development revenues	272,222	881,781	671,972	3,708,286
	5,794,806	8,000,926	16,269,219	27,442,524
Expenses:
Cost of product revenues	4,573,581	5,357,217	13,856,469	17,000,729
Research and development	4,123,268	4,008,391	12,282,620	13,752,593
Selling, general and administration	3,980,605	4,558,609	12,023,717	14,053,050
Gain on sale of property and plant	—	—	(7,700,522)	—
	12,677,454	13,924,217	30,462,284	44,806,372
Loss from operations	(6,882,648)	(5,923,291)	(14,193,065)	(17,363,848)
Other income and expense:
Interest income	191,472	175,803	532,185	584,364
Other (expense) income, net	(257,384)	42,137	(415,758)	87,404
Foreign currency transaction (losses) gains	(1,124,526)	623,999	(1,581,962)	973,548
Gain on sale of investments	—	357,202	—	7,960,022
	(1,190,438)	1,199,141	(1,465,535)	9,605,338
Loss before (provision) benefit for income taxes, equity loss in unconsolidated affiliate and net (income) loss attributable to noncontrolling interest	(8,073,086)	(4,724,150)	(15,658,600)	(7,758,510)
Tax (provision) benefit	(114,000)	62,500	(2,218,000)	37,500
Loss before equity loss in unconsolidated affiliate and net loss (income) attributable to noncontrolling interest	(8,187,086)	(4,661,650)	(17,876,600)	(7,721,010)
Equity loss in unconsolidated affiliate	—	—	—	(47,443)
Net loss	(8,187,086)	(4,661,650)	(17,876,600)	(7,768,453)
Net loss (income) attributable to the noncontrolling interest	69,782	(13,690)	(367,640)	36,094
Net loss attributable to the controlling interest	$(8,117,304)	$(4,675,340)	$(18,244,240)	$(7,732,359)
Net loss per share
Basic	$(0.13)	$(0.07)	$(0.29)	$(0.12)
Diluted	$(0.13)	$(0.07)	$(0.29)	$(0.12)
Weighted average number of common shares outstanding:
Basic	64,047,852	63,068,321	64,012,490	63,072,668
Diluted	64,047,852	63,068,321	64,012,490	63,072,668
See notes to unaudited condensed consolidated financial statements

KOPIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 24, 2016	September 26, 2015	September 24, 2016	September 26, 2015
Net loss	$(8,187,086)	$(4,661,650)	$(17,876,600)	$(7,768,453)
Other comprehensive income (loss):
Foreign currency translation adjustments	1,718,596	(886,963)	2,362,552	(1,442,185)
Unrealized holding (losses) gains on marketable securities	(73,443)	(416,768)	336,663	908,756
Reclassification of holding gains in net loss	(14,092)	(422,489)	(48,284)	(821,835)
Other comprehensive income (loss)	1,631,061	(1,726,220)	2,650,931	(1,355,264)
Comprehensive loss	$(6,556,025)	$(6,387,870)	$(15,225,669)	$(9,123,717)
Comprehensive (income) loss attributable to the noncontrolling interest	(19,656)	95,056	(482,520)	76,330
Comprehensive loss attributable to controlling interest	$(6,575,681)	$(6,292,814)	$(15,708,189)	$(9,047,387)
See notes to unaudited condensed consolidated financial statements

KOPIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Kopin Corporation Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance, December 26, 2015	76,079,643	$760,796	$326,558,527	$(42,741,551)	$771,774	$(190,608,671)	$94,740,875	$(256,096)	$94,484,779
Stock-based compensation	—	—	1,791,081	—	—	—	1,791,081	—	1,791,081
Vesting of restricted stock	75,000	750	(750)	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	2,536,051	—	2,536,051	114,880	2,650,931
Restricted stock for tax withholdings	(4,400)	(44)	(9,109)	—	—	—	(9,153)	—	(9,153)
Net loss	—	—	—	—	—	(18,244,240)	(18,244,240)	367,640	(17,876,600)
Balance, September 24, 2016	76,150,243	$761,502	$328,339,749	$(42,741,551)	$3,307,825	$(208,852,911)	$80,814,614	$226,424	$81,041,038
See notes to unaudited condensed consolidated financial statements

KOPIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 24, 2016	September 26, 2015
Cash flows from operating activities:
Net loss	$(17,876,600)	$(7,768,453)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	949,854	1,860,300
Accretion (amortization) of premium or discount on marketable debt securities	104,282	291,252
Stock-based compensation	1,479,481	2,786,494
Foreign currency losses (gains)	1,715,901	(1,012,904)
Change in allowance for bad debt	—	74,500
Deferred income taxes	1,192,128	(75,000)
Gain on sale of property and plant	(7,700,522)	—
Gain on sale of investments	—	(7,960,022)
Other non-cash items	503,115	1,405,369
Changes in assets and liabilities:
Accounts receivable	(524,084)	1,398,155
Inventory	(1,231,705)	88,853
Prepaid expenses and other current assets	213,028	71,409
Accounts payable and accrued expenses	1,271,171	(2,349,429)
Billings in excess of revenue earned	(132,740)	1,048,675
Net cash used in operating activities	(20,036,691)	(10,140,801)
Cash flows from investing activities:
Other assets	(7,801)	17,063
Capital expenditures	(329,414)	(993,299)
Proceeds from sale of marketable debt securities	43,836,978	18,483,666
Purchase of marketable debt securities	(45,905,075)	(14,465,311)
Proceeds from sale of investments	—	7,960,022
Proceeds from sale of property and plant	8,106,819	—
Proceeds from sale of III-V product line	15,000,000	—
Net cash provided by investing activities	20,701,507	11,002,141
Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	—	86,047
Settlements of restricted stock for tax withholding obligations	(9,153)	(459,609)
Net cash used in financing activities	(9,153)	(373,562)
Effect of exchange rate changes on cash	574,850	(146,096)
Net increase in cash and equivalents	1,230,513	341,682
Cash and equivalents:
Beginning of period	19,767,889	14,635,801
End of period	$20,998,402	$14,977,483
Supplemental disclosure of cash flow information:
Income taxes paid	$366,000	$57,000
Supplemental schedule of noncash investing activities:
Construction in progress included in accrued expenses	$—	$—
Non cash proceeds from exercise of warrants	$—	$1,330,000

See notes to unaudited condensed consolidated financial statements

KOPIN CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION
The condensed consolidated financial statements of Kopin Corporation (the Company) as of September 24, 2016 and for the three and nine months ended September 24, 2016 and September 26, 2015 are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. These condensed consolidated financial statements should be read in conjunction with the Company’s financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 26, 2015. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for any other interim period or for a full fiscal year.
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

Statement of Comprehensive Income
During the nine months ended September 24, 2016, the change in the Company's accumulated other comprehensive income was net of $2.4 million foreign currency translation adjustments and $0.3 million unrealized holding gains on marketable securities.

2.	CASH AND EQUIVALENTS AND MARKETABLE SECURITIES
The Company considers all highly liquid, short-term debt instruments with original maturities of three months or less to be cash equivalents.
Marketable debt securities consist primarily of certificates of deposit, medium-term corporate debt, and U.S. government and agency backed securities. The Company classifies these marketable debt securities as available-for-sale in “Marketable Debt Securities.” The Company records the amortization of premium and accretion of discount on marketable debt securities in the results of operations.
The Company uses the specific identification method as a basis for determining cost and calculating realized gains and losses with respect to marketable debt securities. The gross gains and losses realized related to sales and maturities of marketable debt securities were not material during the three and nine months ended September 24, 2016 and the year ended December 26, 2015.
Investments in available-for-sale marketable debt securities are as follows at September 24, 2016 and December 26, 2015:

	Amortized Cost		Unrealized Gains		Unrealized Losses		Fair Value
	2016	2015	2016	2015	2016	2015	2016	2015
U.S. government and agency backed securities	$42,366,974	$46,586,224	$71,208	$—	$—	$(121,561)	$42,438,182	$46,464,663
Corporate debt and certificates of deposit	20,654,599	14,534,247	—	—	(58,401)	(56,019)	20,596,198	14,478,228
Total	$63,021,573	$61,120,471	$71,208	$—	$(58,401)	$(177,580)	$63,034,380	$60,942,891
The contractual maturity of the Company’s marketable debt securities is as follows at September 24, 2016:

	Less than One year	One to Five years	Greater than Five years	Total
U.S. government and agency backed securities	$16,904,660	$18,479,622	$7,053,900	$42,438,182
Corporate debt and certificates of deposit	16,491,826	4,104,372	—	20,596,198
Total	$33,396,486	$22,583,994	$7,053,900	$63,034,380
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
The Company further estimates the amount of OTTI resulting from a decline in the creditworthiness of the issuer (credit-related OTTI) and the amount of non credit-related OTTI. Non credit-related OTTI can be caused by such factors as market illiquidity. Credit-related OTTI is recognized in earnings while non credit-related OTTI on securities not expected to be sold is recognized in other comprehensive income (loss). The Company did not record an OTTI for the three and nine months ended September 24, 2016 and September 26, 2015.

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
The following table details the fair value measurements of the Company’s financial assets:

		Fair Value Measurement September 24, 2016 Using:
	Total	Level 1	Level 2	Level 3
Cash and Equivalents	$20,998,402	$20,998,402	$—	$—
U.S. Government Securities	42,438,182	11,643,390	30,794,792	—
Corporate Debt	8,491,436	—	8,491,436	—
Certificates of Deposit	12,104,762	—	12,104,762	—
GCS Holdings	329,767	329,767	—	—
	$84,362,549	$32,971,559	$51,390,990	$—

		Fair Value Measurement December 26, 2015 Using:
	Total	Level 1	Level 2	Level 3
Cash and Equivalents	$19,767,889	$19,767,889	$—	$—
U.S. Government Securities	46,464,663	16,381,152	30,083,511	—
Corporate Debt	6,886,495	—	6,886,495	—
Certificates of Deposit	7,591,733	—	7,591,733	—
GCS Holdings	232,037	232,037	—	—
	$80,942,817	$36,381,078	$44,561,739	$—
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
Inventory is stated at the lower of cost (determined on the first-in, first-out) or market and consists of the following at September 24, 2016 and December 26, 2015:

	September 24, 2016	December 26, 2015
Raw materials	$1,786,401	$844,475
Work-in-process	1,242,020	1,281,891
Finished goods	169,563	386,107
	$3,197,984	$2,512,473

5.	NET LOSS PER SHARE
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
Weighted average common shares outstanding used to calculate basic and diluted earnings per share are as follows:

	Three Months Ended		Nine Months Ended
	September 24, 2016	September 26, 2015	September 24, 2016	September 26, 2015
Weighted average common shares outstanding-basic	64,047,852	63,068,321	64,012,490	63,072,668
Stock options and non-vested restricted common stock	—	—	—	—
Weighted average common shares outstanding-diluted	64,047,852	63,068,321	64,012,490	63,072,668
The following were not included in weighted average common shares outstanding-diluted because they are anti-dilutive or performance or market conditions had not been met at the end of the period:

	Three Months Ended		Nine Months Ended
	September 24, 2016	September 26, 2015	September 24, 2016	September 26, 2015
Non-vested restricted common stock	2,692,516	2,924,811	2,692,516	2,924,811

6.	STOCK-BASED COMPENSATION
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
Non-Vested Restricted Common Stock

	Shares	Weighted Average Grant Fair Value
Balance, December 26, 2015	2,192,016	$3.82
Granted	634,500	1.88
Forfeited	(59,000)	3.14
Vested	(75,000)	3.60
Balance, September 24, 2016	2,692,516	$3.38

Stock-Based Compensation
The following table summarizes stock-based compensation expense within each of the categories below as it relates to non-vested restricted common stock awards for the nine months ended September 24, 2016 and September 26, 2015 (no tax benefits were recognized):

	Nine Months Ended
	September 24, 2016	September 26, 2015
Cost of component revenues	$426,357	$620,494
Research and development	378,156	669,605
Selling, general and administrative	674,968	1,496,395
Total	$1,479,481	$2,786,494
Unrecognized compensation expense for non-vested restricted common stock as of September 24, 2016 totaled $3.8 million and is expected to be recognized over a weighted average period of approximately two years.

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

8.	GOODWILL
The Company’s goodwill balance is as follows:

Balance, December 26, 2015	$946,082
Change due to exchange rate fluctuations	(76,098)
Balance, September 24, 2016	$869,984

9.	ACCRUED WARRANTY
The Company typically warrants its products against defect for 12 months. A provision for estimated future costs and estimated returns for credit relating to such warranty is recorded in the period when product is shipped and revenue recognized, and is updated as additional information becomes available. The Company’s estimate of future costs to satisfy warranty obligations is based primarily on historical warranty expense experienced and a provision for potential future product failures. Changes in the accrued warranty for the nine months ended September 24, 2016 are as follows:

Balance, December 26, 2015	$518,000
Additions	442,305
Claims	(442,305)
Balance, September 24, 2016	$518,000

10.	INCOME TAXES
The Company’s tax provison of approximately $114,000 for the three months ended September 24, 2016 represents $14,000 of state income tax and $0.1 million of foreign income taxes including interest income on intercompany loan and net movement in estimated foreign withholding. The Company's tax provision of approximately $2.2 million for the nine months ended September 24, 2016 represents $1.0 million of income taxes on the gain on the sale of Kowon’s plant and land, $1.2 million of net movement in estimated foreign withholding on anticipated future remitted earnings of a foreign subsidiary, and $22,000 in state income taxes. The Company’s tax benefit of approximately $62,500 and $37,500 for the three and nine month periods ended September 26, 2015 represents the net movement in estimated foreign withholding on anticipated future remitted earnings of an international subsidiary and state taxes.
As of September 24, 2016, the Company has available for tax purposes U.S. federal NOLs of approximately $105 million expiring through 2035. The Company has recognized a full valuation allowance on its domestic and certain foreign net deferred tax assets due to the uncertainty of realization of such assets. The Company has not historically recorded, nor does it intend to record the tax benefits from stock awards until realized. Unrecorded benefits from stock awards approximate $10 million.
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

	Three Months Ended
	September 24, 2016			September 26, 2015
	Kopin	FDD	Total	Kopin	FDD	Total

Revenues	$4,707	$1,087	$5,794	$7,036	$965	$8,001
Net loss attributable to the controlling interest	(7,982)	(216)	(8,198)	(4,029)	(646)	(4,675)

	Nine Months Ended
	September 24, 2016			September 26, 2015
	Kopin	FDD	Total	Kopin	FDD	Total

Revenues	$13,176	$3,093	$16,269	$24,800	$2,643	$27,443
Net loss attributable to the controlling interest	(17,628)	(616)	(18,244)	(6,548)	(1,184)	(7,732)
Total assets	92,799	1,699	94,498	113,510	1,367	114,877
Long-lived assets	2,937	—	2,937	3,550	92	3,642
The total assets of Kopin are net of $6.2 million and $5.8 million in intercompany loans to FDD as of September 24, 2016 and September 26, 2015, respectively.

During the three and nine month periods ended September 24, 2016 and September 26, 2015, the Company derived its sales from the following geographies (as a percentage of net revenues):

	Three Months Ended		Nine Months Ended
	September 24, 2016	September 26, 2015	September 24, 2016	September 26, 2015
United States	49%	68%	36%	73%
Others	—%	—%	—%	1%
Americas	49%	68%	36%	74%
Asia-Pacific	37%	22%	48%	19%
Europe	14%	10%	16%	7%
Total Revenues	100%	100%	100%	100%

12.	LITIGATION
The Company may engage in legal proceedings arising in the ordinary course of business. Claims, suits, investigations and proceedings are inherently uncertain and it is not possible to predict the ultimate outcome of such matters and our business, financial condition, results of operations or cash flows could be affected in any particular period.

13.	EMBEZZLEMENT
During the third quarter of 2016, the Company discovered embezzlement activities at its Korean subsidiary. Based upon the results of forensic investigation procedures, we identified that the embezzlement activities occurred from fiscal year 2011 through fiscal year 2016. The embezzlement resulted in a total theft loss of $1,589,000 over that period and will result in the immaterial restatement of previously issued annual financial statements and unaudited quarterly financial information in the Company’s 2016 annual report on Form 10-K.
In the three and nine month periods ended September 26, 2016, the Company has recorded in Other (expense) income, embezzlement expense of approximately $200,000 and $420,000, respectively, representing the total amount of theft loss that occurred in the first nine months of fiscal 2016. Of that amount, $114,000 had previously been expensed, although misclassified ($47,000 as Cost of component revenues and $67,000 as Foreign currency transaction losses), and $86,000 had been incurred but not yet recorded in the first two quarters of 2016. Accordingly, the embezzlement expense recorded in the accompanying financial statements includes the effects of correcting those misstatements. The Company will restate the above referenced first and second quarter 2016 amounts when they are next presented as comparative balances in its first and second quarter reports on Form 10-Q for fiscal 2017.
The family of the embezzler has contributed certain assets as reparations. In addition, the Company has insurance to cover employee fraud. Whether the Company can collect the insurance and keep the assets is pending civil and criminal investigations against the embezzler. The value of the assets recovered, if any, will be recorded during the period in which settlement is determined to be probable.

14.	SUBSEQUENT EVENTS
Subsequent to September 24, 2016, we entered into two strategic agreements.
The first agreement established a strategic relationship with a Chinese company under which the Company and the Chinese Company will provide services for each other and jointly develop and manufacture products. In addition the Chinese company will acquire 7,589,000 shares of unregistered stock of the Company for approximately USD $24.7 million.
The second agreement established a joint venture (JV Agreement) in China. Under the terms of the JV Agreement the Company will contribute certain intellectual property and the equivalent of USD $1 million in Renminbi for a minority equity ownership. The purpose of the joint venture is to develop and market wearable products.
Both transactions are subject to standard closing conditions and government approval.

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward Looking Statements
This Quarterly Report on Form 10-Q which we have filed with the Securities and Exchange Commission contains forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995, including, without limitation, statements made relating to our expectation that we will ship Solos headsets in the fourth quarter of 2016; we will incur significant development and marketing costs in 2016 to commercialize our Wearable technologies; our expectation that the cash and marketable debt securities held by Kowon will eventually be remitted back to the U.S.; our expectation that the U.S. government will significantly reduce funding for programs through which we sell high margin military products; our expectation that customers that purchase our products for Wearable applications will launch products in 2016; our expectation that we will offer our proprietary noise cancellation chip which we refer to as “Whisper Chip™” in 2016; our expectation that any market risk associated with our international operations is unlikely to have a material adverse effect on our business, financial condition or results of operation; our belief that a strengthening of the U.S. dollar could increase the price of our products in foreign markets; our expectation that we will expend between $2.0 million and $3.0 million on capital expenditures over the next twelve months; our belief that our available cash resources will support our operations and capital needs for at least the next twelve months; our expectation that we will have taxes based on federal alternative minimum tax rules and on our foreign operations in 2016; our expectation that we will have a state tax provision in 2016; and our belief that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations, and cash flows should not be material. This Quarterly Report on Form 10-Q should be read in conjunction with our Form 10-K and other documents filed with the Securities and Exchange Commission. Our Form 10-K and other documents we have filed with the Securities and Exchange Commission also contain these additional forward-looking statements. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industries in which we operate, management's beliefs, and assumptions made by management. In addition, other written or oral statements, which constitute forward-looking statements, may be made by or on behalf of us. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “could”, “seeks”, “estimates”, and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements, whether as a result of new information, future events or otherwise. Factors that could cause or contribute to such differences in outcomes and results include, but are not limited to, those discussed below in Item 1A and those set forth in our other periodic filings filed with the Securities and Exchange Commission. Except as required by law, we do not intend to update any forward-looking statements even if new information becomes available or other events occur in the future.
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
Our reflective LCOS display products are miniature high density dual mode color sequential/monochrome reflective micro displays with resolutions which range from approximately 1280 x 720 pixels (720P) resolution to 2048 x 1536 pixels (QXGA) resolution. These displays are manufactured at our facility in Scotland, U.K. Our reflective displays are based on a proprietary, very high-speed, ferroelectric liquid crystal on silicon (FLCOS) platform. Our digital software and logic-based drive electronics combined with the very fast switching binary liquid crystal enables our micro display to process images purely digitally and create red, green and blue gray scale in the time domain. This architecture has major advantages in visual performance over other liquid crystal, organic light-emitting diode and MEMS based technologies: precisely controlled full color or monochrome gray scale is achieved on a matrix of undivided high fill factor pixels, motion artifacts are reduced to an insignificant level and there are no sub-pixels, no moving mirrors and no analog conversions to detract from the quality of the image.
We offer a variety of optical lenses, some of which we have developed internally and others we license the rights to sell. We also offer a variety of backlights, some of which we have developed and are “off-the-shelf” components. Our lenses come in a variety of sizes with the smallest being our Pupil lens, followed by our Pearl lens and then our largest being our Prism lens. The different sizes of lenses give us and our customers design flexibility when creating headset systems. There is a trade-off between the lens size and the size of the perceived image to the viewer. For example, a Pearl lens will provide the viewer with an image approximately equivalent to what the viewer would see looking at a smart phone, whereas a Prism lens provides the viewer with an image approximately equivalent to what the viewer would see looking at a tablet. A Pearl lens is smaller than a Prism lens, however, it may enable a more fashionable design. Therefore a customer designing a consumer-oriented product may choose a Pearl lens but a customer designing an enterprise-oriented product might choose a Prism lens. We use third parties to manufacture these lenses.
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
We have three sources of revenues: product revenues, which are our primary source of revenues, research and development (R&D) revenues primarily from development contracts with agencies or prime contractors of the U.S. government and commercial enterprises and license revenues from our reference designs. To date our license revenues have been de minimis. For the three and nine months ended September 24, 2016, R&D revenues were $0.3 and $0.7 million, or 4.7% and 4.1% of total revenues, respectively. This contrasted with $0.9 million and $3.7 million, or 11.0% and 13.5% of total revenues, respectively, for the corresponding periods in 2015.
On October 27, 2016, we issued a press release and filed a Form 8-K with a preliminary net loss of $17.9 million and a preliminary cash used in operations of $19.4 million for the nine months ended September 24, 2016. Subsequent to the press release, certain adjustments were made which resulted in a net loss of $18.2 million and cash used in operations of $20.0 million for the nine month period ended September 24, 2016.
 Results of Operations
The three and nine month periods ended September 24, 2016 and September 26, 2015 are referred to as 2016 and 2015, respectively. The year ended period December 26, 2015 is referred to as fiscal year 2015.

Revenues. For 2016 and 2015, our revenues, which include component sales and amounts earned from research and development contracts, were as follows (in millions):

	Three Months Ended		Nine Months Ended
Display Revenues by Application	September 24, 2016	September 26, 2015	September 24, 2016	September 26, 2015
Wearable	$1.5	$3.5	$5.9	$10.6
Military	1.2	1.9	3.6	8.9
Industrial	2.4	1.2	4.6	2.9
Consumer	0.4	0.5	1.5	1.3
Research & Development	0.3	0.9	0.7	3.7
Total	$5.8	$8.0	$16.3	$27.4
Wearable Applications primarily represents sales of our components for products that are worn on the body for other than Military Applications. In the third quarter of 2015, revenues from the sale of our products for Wearable Applications was primarily driven by shipments to a customer launching a new product. The decrease in Wearable Applications revenues in 2016 as compared to 2015 is primarily because in the third quarter of 2015, a customer decreased their forecasted orders for products and as such we billed at higher price per unit in accordance with the contractual terms which increased revenues by approximately $1.8 million. Sales of our products to customers that use our products for Wearable Applications is a critical part of our strategy to increase revenues and return to profitability and positive cash flow. Our success in selling our products for Wearable Applications will depend on the demand for our customers’ new products, which we are unable to predict. Sales of our products for Military Applications decreased in 2016 as compared to 2015 because of a decrease in demand from the U.S. government for our products used in Thermal Weapon Sights (TWS) program as the U.S. government transitions to new programs. We are in qualification for the US military’s Family of Weapon Sights (FWS) program. The FWS program has several sub-programs and we are currently proposing to be a supplier for the FWS-I and FWS-C programs. As part of the qualification process we are receiving low volume orders for the FWS-I program. Industrial Applications represents customers who purchase our display products for use in headsets used for applications in public safety and equipment such as 3D metrology. Sales of our products for use in 3D metrology applications in 2016 have increased as compared to 2015. For the first quarter of 2015, a substantial portion of our Research & Development (R&D) revenue was earned from customers funding development efforts associated with Wearable Applications. The decline in R&D from 2015 to 2016 is because these customers either discontinued the program or the products moved into the commercialization phase. Consumer Applications primarily represents customers who purchase our products for personal electronics applications.
International sales represented 64% and 27% of product revenues for the nine months ended September 24, 2016 and September 26, 2015, respectively. Our international sales are primarily denominated in U.S. currency. Consequently, a strengthening of the U.S. dollar could increase the price in local currencies of our products in foreign markets and make our products relatively more expensive than competitors' products that are denominated in local currencies, leading to a reduction in sales or profitability in those foreign markets. In addition, our Korean subsidiary, Kowon, holds U.S. dollars. As a result, our financial position and results of operations are subject to exchange rate fluctuation in transactional and functional currency. We have not taken any protective measures against exchange rate fluctuations, such as purchasing hedging instruments with respect to such fluctuations, because of the historically stable exchange rate between the Japanese yen, Great Britain pound, Korean won and the U.S. dollar.
Cost of Component Revenues.

	Three Months Ended		Nine Months Ended
	September 24, 2016	September 26, 2015	September 24, 2016	September 26, 2015
Cost of product revenues (in millions):	$4.6	$5.4	$13.9	$17.0
Cost of product revenues as a % of net product revenues	82.8%	75.3%	88.8%	71.6%
For the three and nine months ended September 24, 2016, cost of product revenues, which is comprised of materials, labor and manufacturing overhead related to the production of our products, increased as a percentage of revenues in 2016 as compared to 2015 because in the third quarter of 2015 a customer decreased their forecasted orders for products and as such we billed at higher price per unit in accordance with the contractual terms which increased revenues by approximately $1.8 million with no corresponding increase in cost of sales in the quarter and the under absorption of fixed costs due to lower volume of sales.

Research and Development. Research and development (R&D) expenses are incurred in support of internal development programs or programs funded by agencies or prime contractors of the U.S. government and commercial partners. In fiscal year 2016, our R&D expenditures will be related to our display products and wearable technologies. R&D revenues associated with funded programs are presented separately in revenue in the statement of operations. Research and development costs include staffing, purchases of materials and laboratory supplies, circuit design costs, fabrication and packaging of display products, and overhead. For the three and nine months ended September 24, 2016 and September 26, 2015, R&D expense was as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 24, 2016	September 26, 2015	September 24, 2016	September 26, 2015
Funded	$0.2	$0.7	$0.4	$2.8
Internal	3.9	3.3	11.9	11.0
Total research and development expense	$4.1	$4.0	$12.3	$13.8

Funded R&D expense for the nine months ended September 24, 2016 decreased as compared to the prior year due to a reduction in programs with customers developing products for Wearable Applications. The decrease occurred because customers either discontinued the program or the products moved into the commercialization phase. For the nine months ended September 24, 2016, internal R&D costs increased as compared to the same period in 2015 due to investments in Wearable product development and military programs. We expect to incur significant development costs in fiscal year 2016 to commercialize our Wearable technologies.
Selling, General and Administrative.  Selling, general and administrative (S,G&A) expenses consist of the expenses incurred by our sales and marketing personnel and related expenses, and administrative and general corporate expenses.

	Three Months Ended		Nine Months Ended
	September 24, 2016	September 26, 2015	September 24, 2016	September 26, 2015
Selling, general and administration expense (in millions):	$4.0	$4.6	$12.0	$14.1
Selling, general and administration expense as a % of revenues	68.7%	57.0%	73.9%	51.2%

S,G&A decreased for the nine months ended September 24, 2016 as compared to the same period in 2015, reflecting a decrease in professional and consulting fees and patent amortization which were partially offset by higher compensation expense.
Gain on sale of property and plant. In June 2016, our subsidiary Kowon sold its plant and the land the plant resided on and we recorded a gain on the sale of $7.7 million.
Other Income and Expense

	Three Months Ended		Nine Months Ended
	September 24, 2016	September 26, 2015	September 24, 2016	September 26, 2015
Other income and expense (in millions):	$(1.2)	$1.2	$(1.5)	$9.6
Other income and expense, net, is primarily composed of interest income, foreign currency transaction and remeasurement gains and losses incurred by our Korean and UK-based subsidiaries and gains and losses resulting from the impairment or sale of investments. During the three and nine months ended September 24, 2016, we recorded $1.1 million and $1.6 million of foreign currency losses. During the three and nine months ended September 26, 2015, we recorded $0.6 million and $1.0 million of foreign currency gains. During the three and nine months ended September 26, 2015 we sold investments and recorded $0.4 million and $8.0 million of gains, respectively.
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
During the third quarter of 2016, the Company discovered embezzlement activities at Kowon, its Korean subsidiary. The amount stolen for the nine month period ended September 24, 2016 was approximately $420,000.
Equity Losses in Unconsolidated Affiliates. For the nine months ended September 26, 2015, the equity loss in unconsolidated affiliate of $47,000 represents our funding of the operations of one of our investments.
Tax Provision. For the three and nine months ended September 24, 2016, we recorded a tax provision of $114,000 and $2.2 million respectively, for estimated foreign income taxes, an increase in estimated foreign withholding on anticipated future remitted earnings of an foreign subsidiary and estimated state income tax, as compared to a tax benefit of $62,500 and $37,500, respectively, for the three and nine months ended September 26, 2015.
Net Income Attributable to Noncontrolling Interest. As of September 24, 2016, we owned approximately 93% of the equity of Kowon and 80% of the equity of eMDT. Net loss attributable to noncontrolling interest on our consolidated statement of operations represents the portion of the results of operations of our majority owned subsidiaries which is allocated to the shareholders of the equity interests not owned by us. The change in net income attributable to noncontrolling interest is the result of the change in the results of operations of Kowon and eMDT for the three and nine month periods ended September 24, 2016 and Kowon, Kopin Software Ltd and eMDT for the three and nine month periods ended September 26, 2015. In October 2015, we acquired the remaining equity of Kopin Software Ltd. for £1 as part of a transaction in which we contributed the intellectual property of two software products for 17.5% equity ownership in a new company formed to commercialize the software products.
Liquidity and Capital Resources
As of September 24, 2016, we had cash and equivalents and marketable securities of $84.0 million and working capital of $76.9 million compared to $80.7 million and $89.9 million, respectively, as of December 26, 2015. The change in cash and equivalents and marketable securities was primarily due to net outflow of cash used in operating activities of $20.0 million, offset by cash provided by investing activities of $20.7 million. The cash provided by investing activities was primarily from the receipt of final installment of $15 million from the 2013 sale of our III-V product line and investment in Kopin Taiwan Corporation and the sale of our Korean subsidiary plant and land for approximately $8.1 million.
Cash and marketable debt securities held in U.S. dollars:

Domestic	$63,713,314
Foreign	9,012,195
Subtotal cash and marketable debt securities	72,725,509
Cash and marketable debt securities held in other currencies and converted to U.S. dollars	11,307,273
Total cash and marketable debt securities	$84,032,782
We have no plans to repatriate the cash and marketable debt securities held in our foreign subsidiaries FDD and Kopin Software Ltd. and, as such, we have not recorded any deferred tax liability with respect to such cash. The manufacturing operations at our Korean facility, Kowon, have ceased. Kowon has approximately $19.2 million of cash and marketable debt securities which we anticipate will eventually be remitted to the U.S. and, accordingly, we have recorded deferred tax liabilities associated with its unremitted earnings.
In December 2016, we entered into an agreement with a Chinese company under which they will acquire 7,589,000 shares of unregistered stock of the Company for approximately USD $24.7 million. The transaction is subject to standard closing conditions and government approval.
We lease facilities located in Westborough, Massachusetts, San Jose, California and Scotts Valley, California under non-cancelable operating leases. The Westborough, San Jose and Scotts Valley leases expire in 2023, 2021 and 2018, respectively.
We lease a facility in Dalgety Bay, Scotland which expires in 2019, two facilities in Nottingham, United Kingdom, which expire in 2016 and 2017, respectively, an office in Hong Kong which expires in 2018 and an office in Japan which expires in 2017.

We expect to expend between $2 million and $3 million on capital expenditures over the next twelve months. We own approximately 93% of Kowon, our Korean subsidiary. The owners of the remaining 7% have expressed a desire to sell their shares to the Company. We are evaluating whether to purchase the shares.
As of September 24, 2016, we had U.S. federal and state tax loss carry-forwards, which may be used to offset U.S. future federal and state taxable income. We also had tax loss carry-forwards generated in our foreign subsidiaries which may be used to offset future foreign taxable income. We may be subject to alternative minimum taxes, foreign taxes and state income taxes depending on our taxable income and sources of taxable income.
Historically, we have financed our operations primarily through public and private placements of our equity securities and cash generated from operations. We believe our available cash resources will support our operations and capital needs for at least the next twelve months.
Seasonality
There has been no seasonal pattern to our sales in fiscal years 2016 and 2015.
Contractual Obligations
The following is a summary of our contractual payment obligations for operating leases as of September 24, 2016:

Contractual Obligations	Total	Less than 1 year	1-3 Years		3-5 years	More than 5 years
Operating Lease Obligations	$6,094,310	$1,218,401	$2,043,354	2,488,625	$2,459,222	$373,333

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
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
Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, Kopin carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended, (“the Exchange Act”)). Disclosure controls and procedures are controls and other procedures designed to reasonably assure that information required to be disclosed in our reports filed or submitted under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures are also designed to reasonably assure that this information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure.

Based on that evaluation, Kopin’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 24, 2016, our disclosure controls and procedures were not effective as a result of the material weaknesses that existed in our internal control over financial reporting described below.

Notwithstanding the material weaknesses discussed below, our Chief Executive Officer and Chief Financial Officer have concluded that the consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following material weaknesses as of September 24, 2016:

•
We did not maintain effective controls related to segregation of duties with respect to the establishment of bank accounts, cash disbursements, the cash reconciliation process, and posting of journal entries.

•	We did not maintain effective controls related to the monitoring and oversight of accounting and financial reporting functions and reviews of financial statements.

While these material weaknesses did not result in any material misstatement of our historical financial statements, they did result in errors in income statement classifications for each of the respective quarterly periods in the three and nine-month periods ended September 24, 2016 and September 26, 2015, which were corrected by immaterial restatement of the quarterly financial statements included in the Company’s 2016 Annual Report on Form 10-K.

Management’s Plan to Remediate the Material Weaknesses

Our Korean subsidiary had stopped production in 2013 and was maintained by a small staff, pending sale of the facilities, which occurred in June of 2016. The Company seal, which was necessary to commit the embezzlement, was removed from local management’s control by December 31, 2016 and now resides with an independent party. Local management must now make requests of the Company’s corporate accounting department to execute transactions. The Company’s corporate accounting department coordinates with the independent party to execute any transactions. IN addition, enhanced reviews of bank statements, account reconciliations and supporting analysis are now being performed by the Company’s corporate accounting department.

Management believes that these efforts will effectively remediate the material weaknesses. However, the material weaknesses in our internal control over financial reporting will not be considered remediated until the new controls are fully implemented, in operation for a sufficient period of time and tested and concluded by management to be designed and operating effectively, and we cannot provide any assurance that these remediation efforts will be successful or that our internal control over financial reporting will be effective as a result of these efforts. In addition, as the Company continues to evaluate and work to improve its internal control over financial reporting, management may determine to take additional measures to address control deficiencies or determine to modify the remediation plan described above. Management will test and evaluate the implementation of these new processes and internal controls during its 2017 fiscal year to ascertain whether they are designed and operating effectively to provide reasonable assurance that they will prevent or detect a material error in the Company’s financial statements. Subject to the foregoing, management believes these remediation efforts will be completed by December 30, 2017.

Changes in Internal Control over Financial Reporting

Except for the material weaknesses described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 5. None
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

Exhibits

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (1)
3.2	Amendment to Certificate of Incorporation (2)
3.3	Amendment to Certificate of Incorporation (2)
3.4	Fifth Amended and Restated By-laws (3)
31.1	Certification of John C.C. Fan, Chief Executive Officer, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) *
31.2	Certification of Richard A. Sneider, Chief Financial Officer, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) *
32.1	Certification of John C.C. Fan, Chief Executive Officer, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) **
32.2	Certification of Richard A. Sneider, Chief Financial Officer, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) **
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Label Linkbase Document*
101.PRE	XBRL Taxonomy Presentation Linkbase Document*

*	Submitted electronically herewith

**	Furnished and not filed herewith

(1)	Filed as an exhibit to Registration Statement on Form S-1, File No. 33-57450, and incorporated herein by reference.

(2)	Filed as an exhibit to Quarterly Report on Form 10-Q for the quarterly period July 1, 2000 and incorporated herein by reference.

(3)	Filed as an exhibit to Current Report on Form 8-K filed on July 18, 2016 and incorporated herein by reference.
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 24, 2016 (Unaudited) and December 26, 2015, (ii) Condensed Consolidated Statements of Operations (Unaudited) for the three and nine months ended September 24, 2016 and September 26, 2015, (iii) Condensed Consolidated Statement of Comprehensive (Loss) Income (Unaudited) for the three and nine months ended September 24, 2016 and September 26, 2015, (iv) Condensed Consolidated Statements of Stockholders’ Equity (Unaudited) for the nine months ended September 24, 2016, (v) Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 24, 2016 and September 26, 2015, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KOPIN CORPORATION (Registrant)

Date:	March 22, 2017	By:	/S/ John C.C. Fan
John C.C. Fan
President, Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

Date:	March 22, 2017	By:	/S/ RICHARD A. SNEIDER
Richard A. Sneider
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)