Form 10-K
period 2016-12-31
KOPIN CORP
filed 2017-03-23
CIK 771266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 24, 2016 (the last business day of the registrant's most recent second fiscal quarter) the aggregate market value of outstanding shares of voting stock held by non-affiliates of the registrant was $156,249,466
As of March 17, 2017, 67,546,360 shares of the registrant’s Common Stock, par value $.01 per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to its 2017 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

Part I
Forward Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995, including, without limitation, statements made relating to our belief that Kopin’s Wearable technology will enable easier and more convenient access to the content individuals carry in their smartphones or “in the cloud”, and will be embraced by both consumers and commercial users; our belief that our understanding of the needs associated with wearable headset systems and our customers’ products has been an important reason we have previously been successful in developing customer relationships; our belief that our system know-how is a compelling reason customers choose us as their supplier; our belief that small form factor displays will be a critical component in the development of military, consumer electronic and augmented and virtual reality markets must provide high resolution images without compromising the portability of the product; our expectation that we will have negative cash flow from operating activities in 2017; our intention to continue to pursue other U.S. government development contracts for applications that relate to our commercial product applications; our intention to prosecute and defend our proprietary technology aggressively; our belief that it is important to retain personnel with experience and expertise relevant to our business; our belief that our products are targeted towards markets that are still developing and our competitive strength is creating new technologies; our belief that it is important to invest in research and development to achieve profitability even during periods when we are not profitable; our belief that the technical nature of our products and markets demands a commitment to close relationships with our customers; our belief that continued introduction of new products in our target markets is essential to our growth; our belief that our wearable technology will be embraced by consumers and commercial users; our belief that our ability to develop and expand our wearable technologies and to market and license our concept systems and components will be critical for our revenue growth, positive cash flow, and profitability; our statement that we may make equity investments in companies; our belief that a strengthening of the U.S. dollar could increase the price of our products in foreign markets; the impact of new regulations relating to conflict minerals on customer demands and increased costs related to compliance with such regulations; our belief that our future success will depend primarily upon the technical expertise, creative skills and management abilities of our officers and key employees rather than on patent ownership; our belief that our extensive portfolio of patents, trade secrets and non-patented know-how provides us with a competitive advantage in the wearable technologies market; our belief that our ability to develop components, software and noise canceling technology and innovative headset system designs enhances our opportunity to grow within our targeted markets; our belief that our manufacturing process offers greater miniaturization, higher pixel density, full color capability, lower power consumption, and higher brightness compared to conventional active matrix LCD manufacturing approaches; our expectation not to pay cash dividends for the foreseeable future and to retain earnings for the development of our businesses; our expectation that we will expend between $2.0 million and $3.0 million on capital expenditures over the next twelve months; our belief that small form factor displays will be a critical component in the development of advanced wireless communications systems; our belief that wireless smartphone makers are looking to create products that work as a complement to the smartphone or to eventually replace the smartphone with more convenient configurations; our belief that we will regain compliance with Nasdaq; our belief that our available cash resources will support our operations and capital needs for at least the next twelve months; our expectation that we will have taxes based on federal alternative minimum tax rules and on our foreign operations in 2017; our expectation that we will have a state tax provision in 2017; our expectation that the adoption of certain accounting standards will not have a material impact on our financial position or results of operations; our belief that our business is not disproportionately affected by climate change regulations; our belief that our operations have not been materially affected by inflation; and our belief that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations, and cash flows should not be material. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industries in which we operate, management's beliefs, and assumptions made by management. In addition, other written or oral statements, which constitute forward-looking statements, may be made by or on behalf of us. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “could”, “seeks”, “estimates”, and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements, whether as a result of new information, future events or otherwise. Factors that could cause or contribute to such differences in outcomes and results include, but are not limited to, those discussed below in Item 1A and those set forth in our other periodic filings filed with the Securities and Exchange Commission. Except as required by law, we do not intend to update any forward-looking statements even if new information becomes available or other events occur in the future.

Item 1.	Business
Introduction

We were incorporated in Delaware in 1984 and are a leading inventor, developer, manufacturer and seller of Wearable technologies which include components and systems.

On January 16, 2013, we completed the sale of our III-V product line, including all of the outstanding equity interest in KTC Wireless, LLC (KTC), a wholly-owned subsidiary of the Company, to IQE KC, LLC (IQE) and IQE plc (Parent, and collectively with IQE, the Buyer). Upon agreement of the final working capital and other adjustments the net purchase price was $70.2 million, and the gain on the sale, net of tax, was $20.1 million. Under the terms of the Purchase Agreement, the final $15 million of the purchase price was received on January 15, 2016.

The components that we offered for sale in 2016 consisted of our proprietary miniature active-matrix liquid crystal displays (AMLCD), liquid crystal on silicon (LCOS) displays, application specific integrated circuits (ASICs), backlights, optical lenses and audio integrated circuits (IC). We refer to our AMLCD as “CyberDisplays” and our audio IC as “Whisper™ Chip". Our transmissive AMLCDs and reflective LCOS micro-displays are manufactured by us in our facilities in Westborough, Massachusetts, USA and Dalgety Bay, Scotland, U.K., respectively, and provide either color or monochrome images and are offered in a variety of sizes and resolutions. The ASICs we offer are designed by us and are the electronic interfaces between our displays and the product into which the displays are incorporated. The optical lenses and backlights we offer are based on either our proprietary designs or designs we license from third parties. Our licensed optical lenses are subject to agreements that have termination dates and are therefore subject to renewals. Our audio technologies are developed internally at our San Jose, California audio lab. The ASICs, optical lenses, and backlights are manufactured by third parties based on our purchase orders. The Whisper Chip is manufactured by third parties based on our purchase orders.

Our components are sold separately or in various levels of integration. For example, we offer a display module which includes an optical lens and backlight contained in either plastic or metal housings, a binocular display module which has two displays, lenses and backlight or a higher-level assembly which has additional components for military applications. Current products which include our components are augmented reality consumer wearable devices for sports and fitness and virtual reality consumer products for recreational and sport drones; military devices such as thermal weapon sights and fighter pilot helmets; and industrial and public safety devices such as fire fighter thermal camera enabled masks. Our reflective display products are also configured as spatial light modulators and are used in industrial equipment for 3D Automated Optical Inspection. We have sold our AMLCD products to Rockwell Collins, Elbit, Raytheon Company, DRS RSTA Inc., BAE Systems (directly and through a third party QiOptiq), and ITT for use in military applications, to Google for consumer wearable products, and to Samsung Electronics Co., Ltd. (Samsung), and Olympus Corporation (Olympus) for digital still cameras.

We have designed and offer systems that are focused on the emerging enterprise and consumer markets for head-worn, hands-free voice and gesture controlled wireless computing and communication devices. Our systems connect via Bluetooth or WiFi to a smartphone or similar device in order to access or transmit information from or to the Internet or devices that are in close proximity. A unique feature of our enterprise systems is the ability to contact a resource, referred to as the “Remote Expert”, who can help in solving problems. The system user and the Remote Expert can be in different locations so while the system user may be in a hazardous outside location the Remote Expert may be in an in-house location. This allows companies that purchase enterprise systems the ability to leverage their in-house experts to the technicians in the field. We currently license our systems under agreements which include a royalty payable to us and a purchase and supply agreement which requires our customer to buy our components for the system. These systems include our components and a variety of commercially available software packages and our proprietary software. Our business model is to license our concept systems or technologies to branded OEM customers who wish to develop and market head-worn products for both mobile enterprise and consumer applications.

In 2016, we began offering Solos™ wearables, an augmented reality wearable headset designed for the consumer fitness market. Solos is our proprietary design and contains our display, optic, and ASIC technologies and internally developed software. Solos is a hands-free head-worn device that allows the user to access information either from the Internet through a smartphone or from the various Bluetooth, WiFi or ANT+ enabled devices. For example, a cyclist user can see the information being provided by the bike sensors such as speed, cadence or watts produced, can access the Internet for GPS location or can access an Internet training application.

For fiscal years 2016, 2015 and 2014, significant display customers are shown below. The caption “Military Customers in Total” in the table below excludes research and development contracts.

	Percent of Total Revenues
Customer	2016	2015	2014
Military Customers in Total	24%	32%	45%
Raytheon Company	*	18%	26%
Google Inc.	*	22%	11%
Rockwell Collins	12%	*	*
Shenzhen Oriscape	20%	*	*
U.S. Government funded research and development contracts	3%	3%	4%
(“*” denotes that the customer's revenues were less than 10% of our total company revenues)

Our fiscal year ends on the last Saturday in December. The fiscal years ended December 31, 2016, December 26, 2015, and December 27, 2014 are referred to herein as fiscal years 2016, 2015 and 2014, respectively. Our principal executive offices are located at 125 North Drive, Westborough, Massachusetts. Our telephone number is (508) 870-5959.
Industry Overview
Wearable Computing/Communicating
The introduction and wide acceptance of the smart-phone has generated advances in many technologies including smaller and cheaper electronic components, voice search engines and wireless 4G networks. Smart phone adoption has also been the catalyst for the development of software for a wide-range of applications. Leveraging off of these advances and the growth of cloud computing a new category of “wearable” products, Smart Headsets, is emerging that provides access to data and these Apps, with some Smart Headsets including the use of voice activated hands-free technology. This emerging category of Wearable Systems can be used for hundreds of different applications by enterprise workers, public safety officials and consumers, bringing ever-increasing productivity, fun and convenience. Through the use of Smart Headsets both workers and consumers can have access to their digital files, the Internet, phone, e-mail etc., enabling an “always connected” work-style and lifestyle. We believe that advances in wearables will continue to make the “always connected” life increasingly convenient and more productive by providing easier access to and control of the information accessible through our electronic devices.

Wearable products also include body-worn devices such as sensors, scanners and terminals which are sold to enterprise markets to improve worker productivity and the consumer market to monitor health and fitness metrics such as heart rate, speed and temperature. The user interface for these devices is typically either a key pad or a touch-screen. Some Wearable products include voice recognition software as an additional feature to allow the user to navigate the device’s interface “hands-free” instead of using a traditional mouse, touch-screen or keypad. We believe wireless smartphone makers are looking to create products that work as a complement to the smartphone or to eventually replace the smartphone with more convenient configurations. Wireless network companies are encouraging the development of more products that utilize their network capacity and other companies are developing products which provide continuous access to social media outlets. In order for the markets for these new products to develop and grow, devices must further advance and application software that exploits the devices new features and functions must be developed. Device improvements include smaller, higher resolution displays, lower power processors, longer-life batteries, compact optics and software including voice recognition and noise cancellation.

Our Solution
Kopin Wearable Technology
Kopin Wearable technology includes component technologies which can be integrated to create products and proprietary headset systems which use voice as the primary user interface and through the use of wireless technologies can contact other users, devices in close proximity or information from the cloud.
Components
The components we offer for sale primarily consist of our displays, backlights, ASICs, optical lenses and our audio IC, Whisper Chip.

Display Products
Small form factor displays are used in military, consumer, and industrial products such as thermal weapon sights, digital cameras, virtual and augmented reality gaming, training and simulation products and metrology tools. In order for these markets to develop and grow, advances and investment in application software, optics and wireless communications systems with greater bandwidth and increased functionality will be necessary. We believe small form factor displays will be a critical component in the development of these markets as these systems must provide high resolution images without compromising the portability of the product.

There are several display technologies commercially available including transmissive, reflective and emissive. Our principal display products are miniature high density color or monochrome Active Matrix Liquid Crystal Displays (AMLCDs) with resolutions that range from approximately 320 x 240 resolution to 2048 x 2048 resolution and are sold in either a transmissive or reflective format. We sell our displays individually or in combination with our other components assembled in a unit. For example we sell a module unit that includes a single display, backlight and optics in a plastic housing, a binocular display module unit that includes two displays, backlights and optics in a plastic housing or in a Higher-Level Assembly (HLA) that contains a display, light emitting diode based illumination, optics, and electronics in a sealed housing, primarily for military applications.

Our transmissive display products, which we refer to as CyberDisplay™ products, utilize high quality, single crystal on silicon, which is the same high quality silicon used in conventional integrated circuits. This single crystal silicon is not grown on glass; rather, it is first formed on a silicon wafer and patterned into an integrated circuit (including the active matrix, driver circuitry and other logic circuits) in an integrated circuit foundry. These processes enable the manufacture of miniature active matrix circuits, that are comparable or higher resolution displays relative to passive and other active matrix displays that are fabricated on glass. Our foundry partners fabricate integrated circuits for our CyberDisplay displays in their foundries in Taiwan. The fabricated wafers are then returned to our facilities, where we lift the integrated circuits off the silicon wafers and transfer them to glass using our proprietary Wafer Engineering technology. The transferred integrated circuits are then processed, packaged with liquid crystal and assembled into display panels at our Display Manufacturing Center in Westborough, Massachusetts.

Our proprietary technology enables the production of transparent circuits on a transparent substrate, in contrast to conventional silicon circuits, which are on an opaque substrate. Our CyberDisplay products' imaging properties are a result of the inclusion of a liquid crystal layer between the active matrix integrated circuit glass and the transparent cover glass. We believe our manufacturing process offers several advantages over conventional active matrix LCD manufacturing approaches with regard to small form factor displays, including:

•	Greater miniaturization;

•	Higher pixel density;

•	Full color capability;

•	Lower power consumption; and

•	Higher brightness

The color CyberDisplay products we sell generate colors by using color filters with a white backlight. Color filter technology is a process in which display pixels are patterned with materials, which selectively absorb or transmit the red, green or blue colors of light.

For military applications which use our CyberDisplay, the display is fabricated, tested and incorporated into a Higher Level Assembly (HLA). We offer a variety of models with varying levels of complexity but common to all models is our display, illuminations source, optics and electronics in a sealed unit.

Our reflective LCOS displays products are miniature high density, dual mode color sequential/monochrome reflective micro displays with resolutions which range from approximately 1280 x 720 pixels (720P) resolution to 2048 x 1536 pixels (QXGA) resolution. These displays are manufactured at our facility in Scotland, U.K. Our reflective displays are based on a proprietary, very high-speed, ferroelectric liquid crystal on silicon (FLCOS) platform. Our digital software and logic based drive electronics combined with the very fast switching binary liquid crystal enables our micro display to process images purely digitally and create red, green and blue gray scale in the time domain. This architecture has major advantages in visual performance over other liquid crystal, organic light-emitting diode and MEMS based technologies: precisely controlled full color or monochrome gray scale is achieved on a matrix of undivided high fill factor pixels, motion artifacts are reduced to an insignificant level and there are no sub-pixels, no moving mirrors and no analog conversions to detract from the quality of the image.

The FLCOS device is comprised of two substrates. The first is a pixelated silicon-based CMOS substrate which is manufactured by our foundry partner using conventional silicon integrated circuit lithography processes. The silicon substrate forms the display's backplane, serving as both the active matrix to drive individual pixels and as a reflective mirror. The second substrate is a front glass plate. Between the backplane and the front glass substrate is a ferroelectric liquid crystal material which, when switched, enables the incoming illumination to be modulated.

In 2017 we demonstrated our first emissive display organic light emitting diode (OLED) microdisplay, which we refer to as Lightning™. Lightning is designed to addresses the most challenging technical hurdles with virtual reality systems, including the visible “screen door” effect, which is due to insufficient display resolution, bulky size, and nausea or dizziness from motion-to-photon latency, as well as heat-build-up caused by high power consumption. We combine the one-inch diagonal Lightning OLED microdisplay (which is less than 1/10 the size of direct view displays) with our patented Pantile™ optics (< 30 mm thick) to enable system manufacturers to create much smaller and thinner mobile VR systems. The Lightning OLED microdisplay has almost zero latency (about 10 microseconds) and an industry leading 120-Hz frame rate. At the same time, Lightning’s distinctive design enables low power consumption, even at 120 Hz.

In deciding on the appropriate display for a given application, the AMLCD is typically used in bright light conditions as its brightness can be modulated by increasing the brightness of the backlight. Current OLED technology is not sufficiently bright to compete with a bright ambient environment but the OLED typically has a wider field of view and it is therefore better used in an immersive products environment that blocks out the ambient light.

Optical Lenses and Backlights
We offer a variety of optical lenses some of which we have developed internally and others we license the rights to sell the lenses. We also offer a variety of backlights, some of which we have developed internally and are “off-the-shelf” components. The lenses come in a variety of sizes starting with the smallest being our Pupil, followed by our Pearl, Prism, Pantile, and Pancake lenses. The different sizes of lenses give us and our customers design flexibility when creating headset systems. There is a trade-off between the lens size and the size of the perceived image to the viewer. For example, a Pearl lens will provide the viewer with an image approximately equivalent to what the viewer would see looking at a smartphone, whereas a Prism lens will provide the viewer with an image approximately equivalent to what the viewer would see looking at a tablet. A Pearl lens, however, is smaller than a Prism and would enable a more fashionable design. Therefore, a customer designing a consumer-oriented product may choose a Pearl lens but a customer designing an enterprise-oriented product might choose a Prism Lens. We use third parties to manufacture these lenses.

Whisper Chip
Today, many devices are equipped to use voice as an input or control method for the device. Most users find, however, that today’s speech recognition on their devices is not satisfactory because it does not work reliably in the variety of noise environments we find ourselves in during the course of our days. The root cause of the low reliability is that the noise canceling software used in today’s devices is not always effective. The Whisper Chip addresses this problem. It is designed to enhance the performance of existing audio systems and speech recognition engines by allowing the speaker’s voice to be clearly “heard” by the listener, whether the “listener” is a person or a machine. The Whisper Chip incorporates our Voice Extraction™ Filter (VEF). VEF is a patented approach to singulating the voice signal without distorting it. The Whisper Chip is an all-digital solution that runs at 16MHz, consumes less than 12mW of power and replaces the CODEC so no ADC or DAC is needed. The Whisper Chip is 4 x 4 mm in size and accepts up to four (4) digital microphone inputs. We use third parties to manufacture the Whisper Chip.

Headset Systems
Our headset systems include:

•	Consumer-oriented headsets that resemble typical eyeglasses but include voice and audio capabilities allowing the user to communicate with other users;

•	Augmented reality health and fitness sunglasses, called Solos Smart glasses, that have voice and audio capabilities, a Pupil display module which overlays situational information on the glasses, and

•
Industrial headset reference design, called Golden-i, which is essentially a complete head-worn computer that includes an optical pod with one of our display products, a microprocessor, battery, camera, memory and various commercially available software packages that we license.

Our headsets receive or transmit data from or to the Internet by interfacing with a smartphone or similar device via WiFi or Bluetooth. They can also receive information from devices in close proximity using ANT+. The display module or optical pod allows users to view the information such as Internet data, emails, text messages, maps or biometric data (heart rate), and situational data (speed, distance traveled, watts produced) at a “normal” size because of our specialized optics. Our industrial headset Golden-i provides the capability of viewing technical diagrams, by enabling the user to zoom in to see finer details or zoom out to see a larger perspective. The Golden-i is equipped with a camera to enable a picture to be taken, video to be streamed or face-to-face communication to occur. The camera enables users to send pictures or stream live video to a remote subject matter expert so that both the user and expert can analyze an issue at the same time and collaboratively identify and implement a solution. Our headsets utilize operating system software we developed.

We believe Kopin’s wearable technology will enable easier and more convenient access to the content individuals carry in their smartphones or “in the cloud” and will be embraced by both consumers and commercial users. For commercial users, we believe increased productivity, safety and improved manufacturing quality through more efficient issue resolution and improved communication will drive adoption. Kopin Wearable reference designs are targeted for markets where the user needs a much greater range of functionality than is typically provided by wireless devices such as handsets, smartphones, tablets or Bluetooth headsets and either due to the requirements of their usage patterns, occupation, or for improved productivity the user is better served with a hands-free display system with voice recognition as the primary interface as opposed to a touchscreen or keyboard.
Strategy
Our commercial product strategy is to invent, develop, manufacture and sell the leading-edge critical components that enable our customers to create differentiated wearable products in their respective markets, to license wearable headset computing system designs to customers who wish to offer products that enable a better “always connected” experience and to offer our Solos Wearables glasses to the health and fitness market. The core products we offer for sale are: displays, optics, and audio chip along with headset system software and compact system designs. Our military strategy is to work primarily with the U.S. military to determine its program needs several years in the future and develop products which meet those needs. Our commercial business model is to enable our customers to move into the market quickly by either licensing our system designs and entering into agreements for the purchase and sale of our components or just selling our components separately. The critical elements of our strategy include:

•
Broad Portfolio of Intellectual Property. We believe that our extensive portfolio of patents, trade secrets and non-patented know-how provides us with a competitive advantage in the wearable computing industry and we have been accumulating, either by internal efforts or through acquisition, a significant patent and know-how portfolio. We own, exclusively license or have the exclusive right to sublicense approximately 300 patents and patent applications issued and pending worldwide. An important piece of our strategy is to continue to accumulate valuable patented and non-patented technical know-how relating to our micro displays as well as other critical technologies for advanced wearable services.

•
Maintain Our Technological Leadership.  We are a recognized leader in the design, development and manufacture of high resolution micro displays and modules which incorporate our micro displays with optics and ASICs and, in 2016 we introduced our audio IC, Whisper Chip. In 2017 we introduced our Lightning OLED microdisplay. We believe our ability to develop components, software and noise canceling technology and innovative headset system designs enhances our opportunity to grow within our targeted markets. By continuing to invest in research and development, we are able to add to our expertise as a system and components supplier for our original equipment manufacturer (our “OEM”) customers, and we intend to continue to focus our development efforts on proprietary wearable computing systems.

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

•
Internally Manufactured Products and Use of Third Party Manufacturing. We manufacture our display products in facilities that we lease and manage. Our optical lenses, backlights and ASICs are manufactured by third parties who are only authorized to manufacture and supply to us. We plan on using third parties to manufacture and supply Whisper Chips to us. The use of these third party manufacturers reduces our investments in plant and equipment and working capital for new products and enables us to update designs as trends change.

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

Markets and Customers
Wearable products
Our business model is to generate revenues by selling components to customers who develop and manufacture, or distribute, products based on our technology and licensing, for a royalty fee, our system designs and know-how, which includes the operating software and patented product designs, and to sell Solos Wearables directly. We may also receive development fees from customers to help them integrate our technology into their products. The licensing aspect of our business model and sales of Solos Wearables is relatively new and to date the revenues have been de minimis.

Display Products
We currently sell our display products to our customers in various configurations including but not limited to a single display component, a module that includes a display, lens, backlight and focus mechanism and electronics, a binocular display module that includes two displays, lenses, and backlights, and as higher level assemblies or HLA for military customers. An HLA is similar to a module but includes additional components such as an eye cup specific to a military application.

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

For fiscal years 2016, 2015 and 2014, sales to military customers, excluding research and development contracts, as a percentage of total revenue were 24%, 32% and 45%, respectively.

For fiscal years 2016, 2015 and 2014, research and development revenues, primarily from multiple contracts with various U.S. governmental agencies, accounted for approximately 7%, 12% and 15%, respectively, of our total revenues.

For additional information with respect to our operating segments including sales and geographical information, see Note 15 to our financial statements for the year ended December 31, 2016, included with this Annual Report on Form 10-K.
Sales and Marketing

Our strategy is to sell our components both directly and through distributors to original equipment manufacturers. We sell our military display products directly to prime contractors of the U.S. government or to foreign companies. For our component products we historically have had a few customers who purchase in large volumes and many customers who buy in small volumes as part of their product development efforts. “Large volume” is a relative term. For consumer display customers, purchases may be in the tens of thousands per week, whereas industrial and military customers may purchase less than a hundred per month. We offer our Solos smart headset directly via the Internet and license our other headset system designs to customers who will develop end user products that include our components and software. Other than Solos, our system designs are not finished products because the specific end user case that our customers are targeting are specialized and require deep customer knowledge and customized application software. As a result there are typically additional development efforts which we work with our customers on and we may be reimbursed for these efforts.

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

Our design and engineering staff are actively involved with customers during all phases of prototype design through production by providing engineering data, up-to-date product application notes, regular follow-up and technical assistance. In most cases, our technical staff work with each customer in the development stage to identify potential improvements to the design of the customer's product in parallel with the customer's effort. We have established a prototype product design group in Scotts Valley, California to assist our military product customers and in San Jose, California to assist our Whisper Chip IC product customers. These groups assist customers with incorporating our technologies and products into our customer's products and to accelerate the design process, achieving cost-effective and manufacturable products, and ensuring a smooth transition into high volume production. Our group in Scotts Valley is also actively involved with research and development contracts for military applications.
Product Development

We believe that continued introduction of new products in our target markets is essential to our growth. Our commercial products tend to have one to three year life cycles. We have assembled a group of highly skilled engineers who work internally as well as with our customers to continue our product development efforts. Our primary development efforts are focused on displays, noise cancellation, optics and headset system designs. For fiscal years 2016, 2015 and 2014 we incurred total research and development expenses of $16.0 million, $17.6 million and $20.7 million, respectively.

Component Products
Our display product development efforts are focused towards continually enhancing the resolution, performance and manufacturability of our display products. A principal focus of this effort is the improvement of manufacturing processes for very small active matrix pixels with our eight-inch manufacturing line. The pixel size of our current transmissive display products ranges from 6.8 to 15 microns. These pixel sizes are much smaller than a pixel size of approximately 100 microns in a typical laptop computer display. The resolutions of our current commercially available display products are 320 x 240, 432 x 240, 640 x 360, 640 x 480, 854 x 480, 800 x 600, 1,280 x 720 and 1,280 x 1,024. In addition, we have demonstrated 2,048 x 2,048 resolution displays in a 0.99-inch diagonal size. We are also working on further decreasing the power consumption of our display products. The pixel size of our current reflective display products ranges from 8.2 to 13.6 microns. The resolutions of our current commercially available reflective display products are 1,280 x 768, 1,280 x 1,024 and 2,048 x 1,536 pixels. Additional display development efforts include expanding the resolutions offered, increasing the quantity of display active matrix pixel arrays processed on each wafer by further reducing the display size, increasing the light throughput of our pixels, increasing manufacturing yields, and increasing the functionality of our HLA products.

We offer components such as our optical lenses, backlights and ASICs, which we have manufactured to our specifications, which we buy and resell. The components which are made to order include either intellectual property we developed or that we license from third parties.

Headset System Design Products
Our headset system efforts are primarily focused on operating and application software development, improving the optics in the display pod and reducing the size and power consumption of the unit and improving the overall fit and style of the system.

Funded Research and Development
We have entered into various development contracts with agencies and prime contractors of the U.S. government and commercial customers. These contracts help support the continued development of our core technologies. We intend to continue to pursue development contracts for applications that relate to our commercial and military product applications. Our contracts contain certain milestones relating to technology development and may be terminated prior to completion of funding. Our policy is to retain our proprietary rights with respect to the principal commercial applications of our technology however we are not always able to retain our proprietary rights. To the extent technology development has been funded by a U.S. federal agency, under applicable U.S. federal laws the federal agency that provided the funding has the right to obtain a non-exclusive, non-transferable, irrevocable, fully paid license to practice or have practiced this technology for governmental use. For our commercial development agreements customers often obtain exclusive rights to a particular display or technology that is developed either permanently or for some period of time. Revenues attributable to research and development contracts for fiscal years 2016, 2015 and 2014 totaled $1.5 million, $3.9 million and $4.9 million, respectively.
Competition
Component Products
The commercial display market is highly competitive and is currently dominated by large Asian-based electronics companies including AUO, Himax, LG Display, Samsung, Sharp, Seiko and Sony. The display market consists of multiple segments, each focusing on different end-user applications applying different technologies. Competition in the display field is based on price and performance characteristics, product quality, size and the ability to deliver products in a timely fashion. The success of our display product offerings will also depend upon the adoption of our display products by consumers as an alternative to traditional active matrix LCDs or OLEDs and upon our ability to compete against other types of well-established display products and new emerging display products. Particularly significant is a consumer's willingness to use a near eye display device, as opposed to a direct view display which may be viewed from a distance of several inches to several feet. In addition companies such as Samsung and Oculus are offering products which use a cell phone or a cell phone display to provide the image. Cell phone displays typically have lower resolution and greater image latency than our products but are lower in cost. We cannot be certain that we will be able to compete against these companies and technologies, or that the consumer will accept the use of such eyewear in general or our partners' form factor specifically.

There are also a number of active matrix LCD and alternative display technologies in development and production. These technologies include plasma, organic light emitting diode and virtual retinal displays, some of which target the high performance small form factor display markets in which our military display products are sold. There are many large and small companies that manufacture or have in development products based on these technologies. Our display products will compete with other displays utilizing these and other competing display technologies.

There are many companies whose sole business is the development and manufacture of optical lenses, backlights, ASICs, software and noise cancellation products. These companies may have significantly more intellectual property and experience than we do in the design and development of these components. We do not manufacture optical lenses, backlights, or ASICs but we either have them made to our specifications or buy standard off-the-shelf products.

Headset Concept Design Products
The markets for our headset systems are targeted at currently used smartphones, laptop computers, personal computers, tablets, ruggedized portable computers referred to as "tough books”and a variety of hand-held devices. This market is extremely competitive and is served by companies such as Panasonic, Toshiba, Dell, HTC, Hewlett Packard, Apple, Sony and Samsung. These companies are substantially larger than Kopin from revenue, cash flow and asset perspectives.

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

We cannot be certain that foreign intellectual property laws will protect our intellectual property rights or that others will not independently develop similar products, duplicate our products or design around any patents issued or licensed to us. Our products might infringe upon the patent rights of others, whether existing now or in the future. For the same reasons, the products of others could infringe upon our patent rights. We may be notified, from time to time, that we could be or we are infringing certain patents or other intellectual property rights of others. Litigation, which could be very costly and lead to substantial diversion of our resources, even if the outcome is favorable, may be necessary to enforce our patents or other intellectual property rights or to defend us against claimed infringement of the rights of others. These problems can be particularly severe in foreign countries. In the event of an adverse ruling in litigation against us for patent infringement, we might be required to discontinue the use of certain processes, cease the manufacture, use and sale of infringing products, expend significant resources to develop non-infringing technology or obtain licenses to patents of third parties covering the infringing technology. We cannot be certain that licenses will be obtainable on acceptable terms, if at all, or that damages for infringement will not be assessed or that litigation will not occur. The failure to obtain necessary licenses or other rights or litigation arising out of any such claims could adversely affect our ability to conduct our business as we presently conduct it.

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

Government Regulations

We are subject to a variety of federal, state and local governmental regulations related to the use, storage, discharge and disposal of toxic, volatile or otherwise hazardous chemicals used in our manufacturing process. The failure to comply with present or future regulations could result in fines being imposed on us, suspension of production or cessation of operations. Any failure on our part to control the use of, or adequately restrict the discharge of, hazardous substances, or otherwise comply with environmental regulations, could subject us to significant future liabilities. In addition, we cannot be certain that we or our suppliers have not in the past violated applicable laws or regulations, which violations could result in required remediation or other liabilities. We also cannot be certain that past use or disposal of environmentally sensitive materials in conformity with then existing environmental laws and regulations will protect us from required remediation or other liabilities under current or future environmental laws or regulations. Certain of the chemicals that we import are subject to regulation by the U.S. Government. If we or our suppliers do not comply with applicable laws, we could be subject to adverse government actions and may not be able to import critical supplies.

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
Investments in Related Businesses

We own 100% of the outstanding common stock of Forth Dimension Displays Ltd. ("FDD") and we consolidate the financial results of FDD within our consolidated financial statements.

We own 80% of the outstanding common stock of e-MDT America ("eMDT") and we consolidate the financial results of eMDT within our consolidated financial statements.

In the fourth quarter of 2016, we signed an agreement to acquire 12.5% of a joint venture for $1 million and the contribution of certain intellectual property. The transaction is subject to closing conditions including government approval.

In the fourth quarter of 2015, we increased our ownership in Kopin Software Ltd. (formerly Intoware Ltd.) from 58% to 100% and acquired 17.5% of a new company by paying GBP 1 to a former employee and transferring the rights of certain software programs to the new company. The former employee is a co-founder of the new company.

We had a 12% interest in KoBrite, and accounted for our ownership interest using the equity method. We recorded equity losses from our investment in KoBrite of $0.1 million and $0.4 million in fiscal years 2014 and 2013, respectively. During the second quarter of 2014, we wrote off our $1.3 million investment in Kobrite.

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

We may from time to time make further equity investments in these and other companies engaged in certain aspects of the display, electronics, optical and software industries as part of our business strategy. In addition, the wearable computing product market is relatively new and there may be other technologies we need to invest in to enhance our product offering. These investments may not provide us with any financial return or other benefit and any losses by these companies or associated losses in our investments may negatively impact our operating results. Three of our Directors have invested in a publicly-held company in which we have invested. The investment is recorded on our consolidated balance sheet at approximately $300,000.
Employees

As of December 31, 2016, our consolidated business employed 167 full-time individuals and 7 part-time individuals. Of these, 10 hold Ph.D. degrees in Material Science, Electrical Engineering or Physics. Our management and professional employees have significant prior experience in semiconductor materials, device transistor and display processing, manufacturing and other related technologies. However, our employees are located in the U.S., Europe and Asia and the laws regarding employee relationships are different by jurisdiction. None of our employees are covered by a collective bargaining agreement. We consider relations with our employees to be good.
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

In addition, we also are subject to rules promulgated by the Securities Exchange Commission (SEC) in 2012 pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 that require us to conduct due diligence on and disclose if we are able to determine whether certain materials (including tantalum, tin, gold and tungsten), known as conflict minerals, that originate from mines in the Democratic Republic of the Congo or certain adjoining countries (DRC), are used in our products. The DRC minerals report for a calendar year is due by the second quarter of the following calendar year and we are conducting appropriate diligence measures to comply with such requirements.
Web Availability

We make available free of charge through our website, www.kopin.com, our Annual Reports on Form 10-K and other reports that we file with the SEC, as well as certain of our corporate governance policies, including the charters for the Board of Directors' audit, compensation and nominating and corporate governance committees and our code of ethics, corporate governance guidelines and whistleblower policy. We will also provide to any person without charge, upon request, a copy of any of the foregoing materials. Any such request must be made in writing to us, c/o Investor Relations, Kopin Corporation, 125 North Drive, Westborough, MA, 01581.
Executive Officers of the Registrant

The following sets forth certain information with regard to our executive officers as of March 10, 2017 (ages are as of December 31, 2016):

John C.C. Fan, age 73		Bor-Yeu Tsaur, age 61
●	President, Chief Executive Officer and Chairman	●	Executive Vice President—Display Operations
●	Founded Kopin in 1984	●	Joined Kopin in 1997

Richard A. Sneider, age 56		Hong Choi, age 65
●	Treasurer and Chief Financial Officer	●	Vice President and Chief Technology Officer
●	Joined Kopin in 1998	●	Joined Kopin in 2000

Item 1A.	Risk Factors
We have experienced a history of losses and have a significant accumulated deficit. In addition, we have had negative cash flow from operating activities in 2016 and 2015 and we expect to have negative cash flow from operating activities in 2017.  Since inception, we have incurred significant net operating losses. As of December 31, 2016, we have an accumulated deficit of $214.0 million. At December 31, 2016 (2016) and December 26, 2015 (2015) we had $77.2 million and $80.7 million of cash and equivalents and marketable securities, respectively. For the years 2016 and 2015 net cash used in operating activities was $26.2 million and $16.9 million, respectively. The decline in our cash and equivalents and marketable securities is partially a result of our research and development investments in Wearable products. Our products are targeted towards the wearable market which we believe is still developing and we cannot predict how long the wearable market will take to develop or if our products will be accepted if the market is created. Accordingly, we believe it is important to continue to invest in research and development even during periods when we are not profitable. Our philosophy and strategies may result in our incurring losses from operations and negative cash flow.

The market segment for our Wearable products may not develop or may take longer to develop than we anticipate which may impact our ability to grow revenues. We have developed head-worn, voice and gesture controlled, hands-free cloud computing headset systems which we intend to sell and license to customers and various components for wearable devices which we intend to sell to customers as either a part of the license arrangement or separately. We refer to our headset systems and components sold to customers for use in wearable applications as our Wearable products. Our success will depend on the acceptance of wearable products by consumers and in particular the widespread adoption of the headset format. We are unable to predict when or if consumers will adopt wearable products. Customers may determine that the headset is not comfortable, weighs too much, costs too much or provides too little functionality. In addition, the wearable headset products may be accepted by consumers but Wearable product manufactures may choose to use our competitors' products. Our success in commercializing our Wearable products is very important in our ability to achieve positive cash flow and profitability. If we are unable to commercialize our Wearable products we may not be able to increase revenues, achieve profitability or positive cash flow.

Our revenues and cash flows could be negatively affected if sales of our Display products for military applications significantly decline. Over the last several years a primary source of our military revenues has been the sale of our display products to the military for use in thermal weapon sights. We currently are designed in certain systems and are in qualification for other certain systems in the Family Weapon Sight (FWS) program, which we believe is the next significant government procurement program that uses our technology. However these programs are not expected to significantly increase in unit procurement until 2020. We may not be awarded the systems we are in qualification for and for the system we are qualified for we may only be awarded a portion of the program. In addition the government could postpone or cancel the programs. Our ability to generate revenues and cash flow from sales to the U.S. military is dependent on our display products being qualified and remaining qualified in the FWS and other U.S. military programs and the U.S. military funding these programs. Our ability to generate revenues and cash flow from sales to the U.S. military is also dependent on winning contracts in competition against our competitors. If we are unable to be qualified into new U.S. military programs, remain qualified in existing programs, win orders against our competition or military programs are not funded our ability to generate revenues, achieve profitability and positive cash flow will be negatively impacted.

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

We depend on third parties to provide integrated circuit chip sets and critical raw materials for use with our headset systems and components and we periodically receive “end of life” notices from suppliers that they will no longer be providing a raw material.  We do not manufacture the integrated circuit chip sets which are used to electronically interface between our display products and our customer's products. Instead, we rely on third party independent contractors for these integrated circuit chip sets. We purchase critical raw materials such as special glasses, special SOI wafers, adhesives, chemicals, lenses, backlights, printed circuit boards and other components from third party suppliers. Some of these third party contractors and suppliers are small companies with limited financial resources. In addition, relative to the commercial market, the military buys a small number of units which prevents us from qualifying and buying components economically from multiple vendors. We periodically receive notices from suppliers of our critical raw materials regarding their plans to stop selling the raw materials. This requires us to identify another raw material and/or raw material supplier, to replace the discontinued item/supplier. We then have to internally re-qualify the product with the new material and we may be required to re-qualify the product with our customer. If any of these third party contractors or suppliers were unable or unwilling to supply these integrated circuit chip sets or critical raw materials to us, whether for business or regulatory reasons, we would be unable to manufacture and sell our display products until a replacement material could be found. We may not be able to find a replacement material or chemical or if we are able to find a replacement material we may be unable to sell our products until they have been qualified both internally and with the customer. Lower volume purchases may make it uneconomical for some of our suppliers to provide raw materials we need. We cannot assure investors that a replacement third party contractor or supplier could be found on reasonable terms or in a timely manner. Any interruption in our ability to manufacture and distribute our display products could cause our display business to be unsuccessful and the value of investors' investment in us may decline.

The markets in which we operate are highly competitive and rapidly changing and we may be unable to compete successfully. There are a number of companies that develop or may develop products that compete in our targeted markets.
The individual components that we offer for sale (displays, optical lenses, backlights and ASICs, Whisper) are also offered by companies whose sole business is the individual component. For example, there are companies whose sole business is to sell optical lenses. Accordingly, our strategy requires us to develop technologies and to compete in multiple markets. Some of our competitors are much larger than we are and have significantly greater financial, development and marketing resources than we do. The competition in these markets could adversely affect our operating results by reducing the volume of the products we sell or the prices we can charge. These competitors may be able to respond more rapidly than we can to new or emerging technologies or changes in customer requirements. They may also devote greater resources to the development, promotion and sale of their products than we do.

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

If our information technology security systems are penetrated and confidential and or proprietary information were taken we could be subject to fines, law suits and loss of customers.    Significantly larger organizations with much greater resources than us have been the victim of cybercrimes. We are routinely sent emails which are probing our Internet security. We rely on our electronic information systems to perform the routine transactions to run our business. We transact business over the Internet with customers, vendors and our subsidiaries. We have implemented security measures to protect unauthorized access to this information. We have also implemented security policies which limit access via the Internet from the company to the outside world based on the individual's position in the company. We routinely receive security patches for the software we use from the software providers. Our primary concerns are inappropriate access to personnel information, information covered under the International Traffic in Arms Regulation, product designs and manufacturing information, financial information and our intellectual property, trade secrets and know-how. If our security systems are penetrated and confidential and or proprietary information were taken we could be subject to fines, law suits and loss of customers.

Our headset system is dependent on software which we have limited experience in developing, marketing or licensing. Our headset systems include a combination of commercially available software and operating and speech enhancement software that we internally developed or acquired. In addition we are offering Whisper Chip which is an integrated circuit that contains software developed by us. We have little experience in developing, marketing or licensing software. If we are unable to integrate internally developed or acquired software in our headset system we may not be able to license the designs. The market demand for our headset systems or the products our customers may develop based on our head set systems is dependent on our ability to collaborate with software developers who write application software in order to create utility in our customer's products. If we are unable to develop, license or acquire software or if we or the market in general does not create a sufficient body of application software our systems may not be accepted by the market and we may not be able to increase revenues, achieve profitability or positive cash flow.

We license intellectual property rights of others.    Included in our headset concept systems is software which we license from other companies. Should we violate the terms of a license, our license could be canceled. The companies may decide to stop supporting the software we license or new versions of the software may not be compatible with our software which would require us to rewrite our software which we may not be able to do. The license fees we pay may be increased which would negatively affect our ability to achieve profitability and positive cash flow. If we are unable to obtain and or maintain existing software license relationships our ability to grow revenue and achieve profitability and positive cash flow may be negatively affected.

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

Fluctuations in operating results make financial forecasting difficult and could adversely affect the price of our common stock. Our quarterly and annual revenues and operating results may fluctuate significantly for numerous reasons, including:

•	The timing of the initial selection of our Wearable technology and display products as components in our customers' new products;

•	Availability of interface electronics for our display products;

•	Competitive pressures on selling prices of our products;

•	The timing and cancellation of customer orders;

•	Our ability to introduce new products and technologies on a timely basis;

•	Our ability to successfully reduce costs;

•	The cancellation of U.S. government contracts; and

•	Our ability to secure agreements from our major customers for the purchase of our products.

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

We may pursue acquisitions and investments that could adversely affect our business.    In the past we have made, and in the future we may make, acquisitions of, and investments in, businesses, products and technologies that could complement or expand our business. If we identify an acquisition candidate, we may not be able to successfully integrate the acquired businesses, products or technologies into our existing business and products. Future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities, amortization expenses and write-downs of acquired assets. In 2015, 2012 and 2011 we increased our ownership of the outstanding shares of Kopin Software Ltd to 100%, acquired 80% of the outstanding shares of eMDT Inc. and acquired 100% of the outstanding shares of FDD. If we are unable to operate Kopin Software Ltd., eMDT and FDD profitably, our results of operations will be negatively affected. We perform periodic reviews to determine if these investments are impaired, but such reviews are difficult and rely on significant judgment about the company’s technology, ability to obtain customers, and ability to become cash flow positive and profitable. We may take future impairment charges which will have an adverse impact of on our results of operations.

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

Nasdaq listing matters. We received notice from Nasdaq that our listing was deficient due to our failure to timely file our Form 10-Q for the third quarter of 2016. On the date of the filing of this Form 10-K, we also filed our Form 10-Q for the third quarter of 2016. We believe that we will regain compliance with Nasdaq with such filing, but we have received no formal notification that we are in compliance with Nasdaq Listing Rule 5250(c)(1).

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
We lease our 74,000 square foot production facility in Westborough, Massachusetts, 10,000 square feet of which is contiguous environmentally controlled production clean rooms operated between Class 10 and Class 1,000 levels. The lease expires in 2023. In addition to our Massachusetts facility, we lease a 5,800 square foot design facility in Scotts Valley, California for developing prototypes of products incorporating our CyberDisplay product and a 10,000 square foot facility in San Jose, California which houses our wearable computing Tech center and ASIC development. These facility leases expire in 2018 and 2021, respectively. We also have leases in Japan and Hongkong, which expire in 2017 and 2018 respectively.
FDD, our subsidiary in Scotland, leases 20,000 square feet in Dalgety Bay. This facility’s lease expires in 2019. Kopin Software Ltd., our subsidiary in the United Kingdom, leases a property which occupies an aggregate of 7,000 square feet. This lease expires in 2017.
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

	High	Low
Fiscal Year Ended December 31, 2016
First Quarter	$2.83	$1.60
Second Quarter	2.40	1.58
Third Quarter	2.54	2.04
Fourth Quarter	2.96	1.99
Fiscal Year Ended December 26, 2015
First Quarter	$4.36	$3.37
Second Quarter	3.77	3.30
Third Quarter	3.45	2.60
Fourth Quarter	3.18	2.67
As of March 10, 2017, there were approximately 418 stockholders of record of our common stock, which does not reflect those shares held beneficially or those shares held in “street” name.
In the past three years we have not sold any securities which were not registered under the Securities Act. On December 28, 2016 Kopin Corporation agreed to sell 7.6 million unregistered shares of its common stock for an aggregate purchase price of $24.7 million. The transaction is subject to standard closing conditions including governmental approval.
We have not paid cash dividends in the past, nor do we expect to pay cash dividends for the foreseeable future. We anticipate that earnings, if any, will be retained for the development of our businesses.
Equity Compensation Plan Information
The following table sets forth information as of December 31, 2016 about shares of the Company’s common stock issuable upon exercise of outstanding options, warrants and rights and available for issuance under our existing equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a) (c)
Equity compensation plans approved by security holders	—	$—	563,562	(1)
Equity compensation plans not approved by security holders	—	$—	—

(1)	Amount includes shares available under the 2010 Equity Incentive Plan.

Company Stock Performance
The following graph shows a five-year comparison of cumulative total shareholder return for the Company, the NASDAQ US Benchmark TR Index and the S&P 500 Information Technology index. The graph assumes $100 was invested in each of the Company’s common stock, the NASDAQ US Benchmark TR Index and the S&P 500 Information Technology index on December 31, 2011. Data points on the graph are annual. Note that historical price performance is not necessarily indicative of future performance.

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

	Fiscal Year Ended
	2016	2015	2014	2013	2012
	(in thousands, except per share data)
Statement of Operations Data:
Revenues:
Net component revenues	$21,115	$28,163	$26,957	$20,575	$31,299
Research and development revenues	1,528	3,891	4,851	2,323	3,343
Total revenues	22,643	32,054	31,808	22,898	34,642
Expenses:
Cost of component revenues	17,814	21,525	19,592	20,655	22,042
Research and development—funded programs	787	3,006	5,237	1,551	2,178
Research and development—internal	15,253	14,625	15,499	15,983	12,121
Selling, general and administrative	16,962	18,135	19,909	19,125	17,166
Gain on sale of property, plant & equipment	(7,701)	—	—	—	—
Impairment of intangible assets and goodwill	—	—	—	1,511	1,705
	43,115	57,291	60,237	58,825	55,212
Loss from operations	(20,472)	(25,237)	(28,429)	(35,927)	(20,570)
Other income and (expense):
Interest income	658	758	966	1,119	1,126
Other (expense) income, net	(448)	(210)	58	235	174
Foreign currency transaction (losses) gains	(673)	661	259	(387)	(1,032)
Impairment of investments	—	—	(1,319)	(5,000)	—
Loss on remeasurement of investment in Kopin Software Ltd.	—	—	—	—	(558)
Gain on sales of investments	1,034	9,207	—	1,899	856
	571	10,416	(36)	(2,134)	566
Loss before (provision) benefit for income taxes, equity losses in unconsolidated affiliates and net (income) loss of noncontrolling interest	(19,901)	(14,821)	(28,465)	(38,061)	(20,004)
Tax (provision) benefit	(3,130)	25	180	12,933	(1,099)
Loss before equity losses in unconsolidated affiliates and net (income) loss of noncontrolling interest	(23,031)	(14,796)	(28,285)	(25,128)	(21,103)
Equity losses in unconsolidated affiliates	—	(47)	(386)	(625)	(680)
Loss from continuing operations	$(23,031)	$(14,843)	$(28,671)	$(25,753)	$(21,783)
Income from discontinued operations, net of tax	—	—	—	20,147	2,789
Net loss	(23,031)	(14,843)	(28,671)	(5,606)	(18,994)

Net (income) loss attributable to the noncontrolling interest	(403)	150	459	896	632
Net loss attributable to the controlling interest	$(23,434)	$(14,693)	$(28,212)	$(4,710)	$(18,362)
Net loss per share:
Basic:
Continuing operations	$(0.37)	$(0.23)	$(0.45)	$(0.40)	$(0.33)
Discontinued operations	—	—	—	0.32	0.04
Net loss per share:	$(0.37)	$(0.23)	$(0.45)	$(0.08)	$(0.29)
Diluted:
Continuing operations	$(0.37)	$(0.23)	$(0.45)	$(0.40)	$(0.33)
Discontinued operations	—	—	—	0.32	0.04
Net loss per share:	$(0.37)	$(0.23)	$(0.45)	$(0.08)	$(0.29)
Weighted average number of common shares outstanding:
Basic	64,046	63,466	62,639	62,348	63,618
Diluted	64,046	63,466	62,639	62,348	63,618

	Fiscal Year Ended
	2016	2015	2014	2013	2012
Balance Sheet Data:
Cash and equivalents and marketable debt securities	$77,198	$80,711	$90,859	$112,729	$92,485
Working capital	70,028	89,879	86,682	108,369	106,791
Total assets	87,832	106,060	122,941	146,132	176,209
Long-term obligations	247	298	311	329	946
Total stockholders’ equity	74,078	94,741	109,847	134,563	155,086

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Management's discussion and analysis of our financial condition and results of operations are based upon our audited consolidated financial statements. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition under the percentage-of-completion method, bad debts, inventories, warranty reserves, investment valuations, valuation of stock compensation awards, recoverability of deferred tax assets, liabilities for uncertain tax positions and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not apparent from other sources. Actual results may differ from these estimates under different assumptions.
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
In addition to the above, we make investments in government and agency-backed securities and corporate debt securities. For all of our investments we provide for an impairment valuation if we believe a decline in the value of an investment is other-than-temporary, which may have an adverse impact on our results of operations. The determination of whether a decline in value is other-than-temporary requires that we estimate the cash flows we expect to receive from the security. We use publicly available information such as credit ratings and financial information of the entity that issued the security in the development of our expectation of the cash flows to be received. Historically, we have periodically recorded other than temporary impairment losses, however we have not done so recently.
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

Results of Operations
On January 16, 2013, we completed the sale of our III-V product line, including all of the outstanding equity interest in KTC Wireless, LLC (KTC) a wholly-owned subsidiary of the Company, to IQE KC, LLC (IQE) and IQE plc (Parent, and collectively with IQE, the Buyer). The aggregate sale purchase price was approximately $70.2 million, after certain adjustments, including working capital adjustments. The gain on the sale, net of tax, was $20.1 million. Under the terms of the purchase agreement, $55 million was paid to us in January 2013, $0.2 million was paid in April 2013 and the remaining $15 million was paid on January 15, 2016.
We are a leading developer, manufacturer and seller of miniature displays, optical lenses, ASICs (our “components”) and software for integration into wearable products for sale as individual components or in headsets we design and license. We use our proprietary semiconductor material technology to design, manufacture and market our component products for use in highly demanding high-resolution portable military, enterprise and consumer electronic applications, training and simulation equipment and 3D metrology equipment. Our products enable our customers to develop and market an improved generation of products for these target applications.
We have two principal sources of revenues: component revenues and research and development revenues. Research and development revenues consist primarily of development contracts with agencies or prime contractors of the U.S. government and commercial enterprises. Research and development revenues were $1.5 million, or 6.7% of total 2016 revenues, $3.9 million, or 12.1% of total 2015 revenues and $4.9 million, or 15.3% of total 2014 revenues.
We manufacture transmissive microdisplays and reflective microdisplays. Our commercial and military transmissive display production is being performed entirely in our Westborough, Massachusetts facility. FDD, our wholly-owned subsidiary, manufactures our reflective micro-displays in its facility located in Scotland and it is a reportable segment.
Because our fiscal year ends on the last Saturday of December every seven years we have a fiscal year with 53 weeks. Our fiscal year 2016 was a 53 week year and 2015 and 2014 were 52 week years.
Fiscal Year 2016 Compared to Fiscal Year 2015
Revenues.    Our revenues, which include product sales and amounts earned from research and development contracts, for fiscal years 2016 and 2015, by category, were as follows:

Revenues by Category (in millions)	2016	2015
Military Applications	$5.3	$10.2
Wearable Applications	7.4	12.3
Industrial Applications	6.3	4.0
Consumer Applications	2.1	1.7
Research & Development	1.5	3.9
Total	$22.6	$32.1
Sales of our products for military applications decreased in 2016 because of a decrease in demand from the U.S. government, primarily for our products used in Thermal Weapon Sights (TWS) program. We have been qualified in certain weapon systems and are in qualification of other systems associated with the Family of Weapon Sight (FWS) program. We have also been qualified for certain US military avionic helmet programs. We are currently shipping under the LRIP (Low Rate Initial Production) phase of the FWS program and avionic program. The FWS and avionic programs are expected to increase production for the next several years. There are other firms offering products which compete against us in the military programs and all of the programs we supply product to are subject to the US government military budget and procurement process. Accordingly, there can be no assurances we will continue to ship under our military contracts.
We offer microdisplays, optical lenses, application specific integrated circuits (ASICs), backlights, and Whisper™ audio chips for use in consumer, enterprise and public safety products and systems which are targeted at amongst other areas augmented and virtual reality markets. We refer to the sale of microdisplays, optical lenses, application specific integrated circuits (ASICs), backlights, and Whisper™ audio chips as our component sales. We also offer headworn, voice and gesture controlled, hands-free headset system designs that include our components and software for consumer and enterprise applications. The software technology includes but is not limited to voice and gesture control, noise cancellation, and operating systems. We refer to our components and system designs as Kopin Wearable technologies. Our strategy is to sell the components individually or license the headset system designs and sell the various components included in the reference design as part of a supply agreement. Some of the technologies included in our concept systems are components and software which we license from other companies. We believe our ability to develop and expand the Kopin Wearable technologies and to market and license our concept systems and components will be critical for us to achieve revenue growth, positive cash flow and profitability. The markets Kopin Wearable technologies can already be used in have a number of existing product offerings such as ruggedized lap-top computers and tablets and virtual reality headsets offered by companies such as Samsung, Sony and Oculus. The companies that offer these products are significantly larger than we are.
The increase in sales of our product for Industrial applications in 2016 as compared to 2015 is the result of an increase in sales of our products to manufacturers of 3D metrology equipment. Our 3D metrology customers are primarily located in Asia, and Chinese contract manufactures represent a significant market for 3D metrology equipment. Accordingly, sales of 3D metrology equipment are tied to the strength of the Chinese manufacturing sector.
The increase in the Consumer Applications is the result of an increase in sales of our products for use in recreational gun sights. The decrease in Research and Development revenues is the result a decrease in funding from the U.S. government partially offset by an increase in funding by customers to develop wearable technologies.
International sales represented 59% and 32% of product revenues for fiscal years 2016 and 2015, respectively. Our international sales are primarily denominated in U.S. currency. Consequently, a strengthening of the U.S. dollar could increase the price in local currencies of our products in foreign markets and make our products relatively more expensive than competitors' products that are denominated in local currencies, leading to a reduction in sales or profitability in those foreign markets. In addition, our Korean subsidiary, Kowon, holds U.S. dollars in order to pay various expenses. As a result, our financial position and results of operations are subject to exchange rate fluctuation in transactional and functional currency. We have not taken any protective measures against exchange rate fluctuations, such as purchasing hedging instruments with respect to such fluctuations, because of the historically stable exchange rate between the Japanese yen, Korean won and the U.S. dollar.
Cost of Component Revenues.

	2016	2015
Cost of component revenues (in millions)	$17.8	$21.5
Cost of component revenues as a % of net component revenues	84.4%	76.4%
Cost of component revenues, which is comprised of materials, labor and manufacturing overhead related to the production of our products increased as a percentage of revenues in 2016 as compared to 2015 due to a decrease in the sale of our display products for military applications, which have higher margins than our other products and lower overall volume of revenues which results in higher fixed overhead costs per unit.
Research and Development.

(in millions)	2016	2015
Funded	$0.8	$3.0
Internal	15.2	14.6
Total	$16.0	$17.6
Research and development (R&D) expenses are incurred in support of internal display development programs or programs funded by agencies or prime contractors of the U.S. government and commercial partners. In fiscal year 2017, our R&D expenditures will be related to our display products, overlay weapon sights and Kopin Wearable technologies. R&D revenues associated with funded programs are presented separately in revenue in the statement of operations. R&D costs include staffing, purchases of materials and laboratory supplies, circuit design costs, fabrication and packaging of display products, and overhead.
Funded R&D expense for 2016 decreased as compared to the prior year due to a reduction in programs with customers developing products for Wearable Applications. The decrease occurred because the customers either discontinued the programs or the products moved into the commercialization phase.
Selling, General and Administrative.    Selling, general and administrative (S,G&A) expenses consist of the expenses incurred by our sales and marketing personnel and related expenses, and administrative and general corporate expenses.

	2016	2015
Selling, general and administrative expense (in millions)	$17.0	$18.1
Selling, general and administrative expense as a % of revenues	74.9%	56.6%
The decrease in S,G&A expenses in 2016 as compared to 2015 is primarily attributable to a decrease in deferred compensation expense, professional fees and intangible amortization partially offset by an increase in labor costs.

Other Income and Expense.

(in millions)	2016	2015
Interest income	$0.7	$0.8
Other (expense) and income, net	(0.4)	(0.2)
Foreign currency transaction (losses) gains	(0.7)	0.6
Subtotal	(0.4)	1.2
Gain on sales of investments	1.0	9.2
Other income and expense	$0.6	$10.4

Other income and expense, net, as shown above, is composed of interest income, foreign currency transactions and remeasurement gains and losses incurred by our Korean and United Kingdom subsidiaries, gains on sales of investments and the impairment of cost based investments. Additionally, in 2016, we recorded $0.5 million of expense for amounts stolen from Kowon. For 2016, we recorded $0.7 million of foreign currency losses as compared to $0.6 million foreign currency gains for 2015. This was primarily attributable to increased fluctuations in the U.S. dollar and GBP exchange rate. In 2015, we recorded a gain on the sale of investments of $9.2 million consisting of gains from the sale of investments in Vuzix and Recon of $3.7 million and $5.5 million, respectively. In 2016 we recorded a final additional gain of $1.0 million on the sale of our investment in Recon as a result of the release of amounts which were held in escrow at the time of the sale.
Tax provision.    The provision for income taxes for the fiscal year ended 2016 of $3.1 million represents $33,000 of state tax, $978,000 of tax for gain on sale of the Korean subsidiary’s building, $671,000 for uncertain tax position, which includes potential interest and penalties of $296,000, and foreign withholding of $1,448,000.  For 2017, we expect to have movement in the foreign withholding tax relating to conversion rate changes. We also expect to have a state tax provision in 2017.
Net (income) loss attributable to noncontrolling interest.    We own approximately 93% of the equity of Kowon and 80% of the equity of eMDT. In the fourth quarter of 2015, we increased our investment in Kopin Software Ltd. from 58% to 100%. Net loss attributable to noncontrolling interest on our consolidated statement of operations represents the portion of the results of operations of our majority owned subsidiaries which is allocated to the shareholders of the equity interests not owned by us. The change in the statement of operations attributable to noncontrolling interest is the result of the change in the results of operations of Kowon, and eMDT for the twelve month period ended December 31, 2016 and for the period of time during 2015 when we owned 58% of Kopin Software Ltd.

(in millions)	2016	2015
Kopin Software Ltd.	$—	$0.1
Kowon	0.3	—
eMDT	0.1	—
Total	$0.4	$0.1

Fiscal Year 2015 Compared to Fiscal Year 2014
Revenues.    Our revenues, which include product sales and amounts earned from research and development contracts, for fiscal years 2015 and 2014, by category, were as follows:

Revenues by Category (in millions)	2015	2014
Military Applications	$10.2	$14.3
Wearable Applications	12.3	6.2
Industrial Applications	4.0	3.7
Consumer Electronic Applications	1.7	2.8
Research & Development	3.9	4.8
Total	$32.1	$31.8

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
International sales represented 32% and 38% of product revenues for fiscal years 2015 and 2014, respectively. Our international sales are primarily denominated in U.S. currency. Consequently, a strengthening of the U.S. dollar could increase the price in local currencies of our products in foreign markets and make our products relatively more expensive than competitors' products that are denominated in local currencies, leading to a reduction in sales or profitability in those foreign markets. In addition, our Korean subsidiary, Kowon, holds U.S. dollars in order to pay various expenses. As a result, our financial position and results of operations are subject to exchange rate fluctuations in transactional and functional currency. We have not taken any protective measures against exchange rate fluctuations, such as purchasing hedging instruments with respect to such fluctuations, because of the historically stable exchange rate between the Japanese yen, Korean won and the U.S. dollar.
Cost of Product Revenues.

	2015	2014
Cost of component revenues (in millions)	$21.5	$19.6
Cost of product revenues as a % of net component revenues	76.4%	72.7%
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
Research and development (R&D) expenses are incurred in support of internal display development programs or programs funded by agencies or prime contractors of the U.S. government and commercial partners. In fiscal year 2016, our R&D expenditures will be related to our display products, overlay weapon sights and Kopin Wearable technologies. R&D revenues associated with funded programs are presented separately in revenue in the statement of operations. R&D costs include staffing, purchases of materials and laboratory supplies, circuit design costs, fabrication and packaging of display products, and overhead.
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
Other Income and Expense.

(in millions)	2015	2014
Interest income	$0.8	$0.9
Other (expense) income, net	(0.2)	0.1
Foreign currency transaction gains	0.6	0.3
Subtotal	1.2	1.3
Gain on sales of investments	9.2	—
Impairment of investments	—	(1.3)
Other income and expense	$10.4	$—

Other income and expense, net, as shown above, is composed of interest income, foreign currency transactions and remeasurement gains and losses incurred by our Korean and United Kingdom subsidiaries, gains on sales of investments and the impairment of cost based investments. Additionally, in 2015, we recorded $0.3 million of expense for amounts stolen from Kowon. For 2015, we recorded $0.6 million of foreign currency gains as compared to $0.3 million foreign currency gains for 2014. This was primarily attributable to increased fluctuations in the U.S. dollar and Korean won currency exchange rate. In 2015, we recorded a gain on the sale of investments of $9.2 million consisting of gains from the sale of investments in Vuzix and Recon of $3.7 million and $5.5 million, respectively. In 2014, we recorded an impairment of $1.3 million related to the write-off of our equity investment in KoBrite and $0.2 million of expense for amounts stolen from Kowon.
Equity losses in unconsolidated affiliates.     Our equity losses in unconsolidated affiliates for 2014 consists of our approximate 12% share of the losses of KoBrite for the first quarter of 2014, incurred prior to writing our investment down to zero in the second quarter. During the twelve months ended December 27, 2014, we funded the operations of one of our investments. The impact of this funding for the twelve month period ended December 27, 2014 was approximately $0.3 million.
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
Liquidity and Capital Resources

As of December 31, 2016, we had cash and equivalents and marketable debt securities of $77.2 million and working capital of $70.0 million compared to $80.7 million and $89.9 million, respectively, as of December 26, 2015. The change in cash and equivalents and marketable securities was primarily due to cash used in operating activities of $26.2 million and the repurchase of our common stock for withholding tax purposes of $0.5 million which was partially offset by cash received from investing activities of $22.8 million. The cash provided by investing activities was primarily from the receipt of final installment of $15 million from the 2013 sale of our III-V product line and investment in Kopin Taiwan Corporation and the sale of our Korean subsidiary plant and land for approximately $8.1 million.
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
In December 2016 we entered into an agreement with a Chinese company to acquire 7,589,000 shares of unregistered stock of the Company for approximately USD $24.7 million. The transaction is subject to standard closing conditions and government approval.
Cash and marketable debt securities held in U.S. dollars at December 31, 2016 were:

Domestic	$57,913,388
Foreign	9,377,679
Subtotal cash and marketable debt securities	67,291,067
Cash and marketable debt securities held in other currencies and converted to U.S. dollars	9,906,829
Total cash and marketable debt securities	$77,197,896
We have no plans to repatriate the cash and marketable debt securities held in our foreign subsidiaries FDD and Kopin Software Ltd. and as such we have not recorded any deferred tax liability. In 2013, we ceased operations at our Korean facility, Kowon. Kowon has approximately $17.9 million of cash and marketable debt securities which we anticipate will eventually be remitted to the U.S. and accordingly we have recorded deferred tax liabilities associated with its unremitted earnings.
We expect to expend between $2.0 million and $3.0 million on capital expenditures over the next twelve months, primarily for the acquisition of equipment to support some of our production and research facilities.
As of December 31, 2016, we had substantial tax loss carry-forwards, which may be used to offset future federal taxes due. We may record a tax provision in our financial statements but we may be able to offset some or all of the amounts that are payable with our tax loss carry-forwards. We may be subject to alternative minimum taxes, foreign taxes and state income taxes depending on our taxable income and sources of taxable income.
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
Seasonality
Our revenues have not followed a seasonal pattern for the past two years and we do not anticipate any seasonal trend to our revenues in 2017.
Climate Change
We do not believe there is anything unique to our business which would result in climate change regulations having a disproportional effect on us as compared to U.S. industry overall.

KOPIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Inflation
We do not believe our operations have been materially affected by inflation in the last three fiscal years.
Contractual Obligations
The following is a summary of our contractual payment obligations for operating leases as of December 31, 2016:

Contractual Obligations	Total	Less than 1 year	1-3 Years	3-5 years	More than 5 years
Operating Lease Obligations	$5,746,000	$1,219,000	$1,965,000	$2,361,000	$201,000

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
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

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (Disclosure Controls and Procedures), as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2016. The controls evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer). Disclosure Controls and Procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s (SEC’s) rules and forms. Disclosure Controls and Procedures are also designed to reasonably assure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our quarterly evaluation of Disclosure Controls and Procedures includes an evaluation of some components of our internal control over financial reporting, and internal control over financial reporting is also separately evaluated on an annual basis for purposes of providing the management report which is set forth below.

Conclusion of Evaluation

Based on the Disclosure Controls and Procedures evaluation, Kopin’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2016, our Disclosure Controls and Procedures were not effective as a result of the material weaknesses that existed in our internal control over financial reporting described below.

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

Evaluation of Internal Control Over Financial Reporting

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016 based on the criteria outlined in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. During the course of our evaluation of the effectiveness of our internal control over financial reporting, management concluded that the Company did not maintain effective internal control over financial reporting due to the identification of the following material weaknesses as of December 31, 2016:

•
We did not maintain effective controls related to segregation of duties with respect to the establishment of bank accounts, cash disbursements, the cash reconciliation process, and posting of journal entries.

•	We did not maintain effective controls related to the monitoring and oversight of accounting and financial reporting functions and reviews of financial statements.

While these material weaknesses did not result in any material misstatement of our historical financial statements, they did result in errors in income statement classifications for each of the three years in the period ended December 31, 2016 which were corrected by immaterial restatement of the financial statements included in this Form 10-K.

Our independent registered public accounting firm that audited our consolidated financial statements included in this Form 10-K has issued an adverse audit report on the Company’s internal controls over financial reporting as of December 31, 2016. This report appears below.

Management’s Plan to Remediate the Material Weaknesses

Our Korean subsidiary had stopped production in 2013 and was maintained by a small staff, pending sale of the facilities, which occurred in June of 2016. The Company seal, which was necessary to commit the embezzlement, was removed from local management’s control by December 31, 2016 and now resides with an independent party. Local management must now make requests of the Company’s corporate accounting department to execute transactions. The Company’s corporate accounting department coordinates with the independent party to execute any transactions. In addition enhanced reviews of bank statements, account reconciliations and supporting analysis are being performed by the Company’s corporate accounting department.

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

Changes in Internal Control Over Financial Reporting

Except for the control deficiencies discussed above in this Item 9A that have been assessed as material weaknesses as of December 31, 2016, there were no other changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Kopin Corporation
Westborough, Massachusetts

We have audited the internal control over financial reporting of Kopin Corporation and subsidiaries (the “Company”) as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for their assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management's assessment:

a)	ineffective controls related to the segregation of duties over the establishment of bank accounts, cash disbursements, cash reconciliation process and posting of journal entries and,

b)	ineffective controls over the monitoring and oversight of financial accounting and reporting functions and reviews of financial statements.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2016, of the Company and this report does not affect our report on such financial statements and the financial statement schedule.

In our opinion, because of the effect of the material weaknesses identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2016, of the Company and our report dated March 22, 2017 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Boston, Massachusetts
March 22, 2017

Item 9B.	Other Information
None
Part III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required under this item is incorporated herein by reference from our Proxy Statement relating to our 2017 Annual Meeting of Stockholders (the “Proxy Statement”). We expect to file the Proxy Statement with the SEC in April, 2017 (and, in any event, no later than 120 days after the close of our last fiscal year), pursuant to SEC Regulation 14A.
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
Our corporate governance guidelines, whistleblower policy and the charters of the audit committee, compensation committee and nominating and corporate governance committee of the Board of Directors as well as other corporate governance document materials are available on our website at www.kopin.com under the heading “Investors”, then “Corporate Governance” then “Governance Documents.”

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

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated herein by reference from the Proxy Statement.

Item 14.	Principal Accounting Fees and Services
The information required by this item is incorporated herein by reference from the Proxy Statement.

Part IV

Item 15.	Exhibits, Financial Statement Schedules
(1) Consolidated Financial Statements:

(2) Financial Statement Schedule:

Schedule II—Valuation and Qualifying Accounts	68
Schedules other than the one listed above have been omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements or the notes thereto.
(3) Exhibits

3.1	Amended and Restated Certificate of Incorporation	(2)
3.2	Amendment to Certificate of Incorporation	(5)
3.3	Amendment to Certificate of Incorporation	(5)
3.4	Fifth Amended and Restated By-laws	(8)
4	Specimen Certificate of Common Stock	(1)
10.1	Form of Employee Agreement with Respect to Inventions and Proprietary Information	(1)
10.2	Kopin Corporation 2001 Equity Incentive Plan	(7)	*
10.3	Kopin Corporation 2001 Equity Incentive Plan Amendment	(9)	*
10.4	Kopin Corporation 2001 Equity Incentive Plan Amendment	(10)	*
10.5	Kopin Corporation 2001 Equity Incentive Plan Amendment	(11)	*
10.6	Kopin Corporation 2001 Equity Incentive Plan Amendment	(13)	*
10.7	Kopin Corporation 2001 Supplemental Equity Incentive Plan	(6)	*
10.8	Form of Key Employee Stock Purchase Agreement	(1)	*
10.9	License Agreement by and between the Company and Massachusetts Institute of Technology dated April 22, 1985, as amended	(1)
10.10	Facility Lease, by and between the Company and Massachusetts Technology Park Corporation, dated October 15, 1993	(3)
10.11	Joint Venture Agreement, by and among the Company, Kowon Technology Co., Ltd., and Korean Investors, dated as of March 3, 1998	(4)
10.12	Eighth Amended and Restated Employment Agreement between the Company and Dr. John C.C. Fan, dated as of December 31, 2014	(16)
10.13	Kopin Corporation Form of Stock Option Agreement under 2001 and 2010 Equity Incentive Plans	(12)	*
10.14	Kopin Corporation 2001 and 2010 Equity Incentive Plan Form of Restricted Stock Purchase Agreement	(12)	*
10.15	Kopin Corporation Fiscal Year 2012 Incentive Bonus Plan	*
10.16	Kopin Corporation 2010 Equity Incentive Plan	(14)
10.17	Purchase Agreement, dated January 10, 2013, by and among Kopin Corporation, IQE KC, LLC and IQE plc	(15)
21.1	Subsidiaries of Kopin Corporation
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	**
32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	**
101
The following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Stockholder's Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text

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

(1)	Filed as an exhibit to Registration Statement on Form S-1, File No. 33-45853, and incorporated herein by reference.
(2)	Filed as an exhibit to Registration Statement on Form S-1, File No. 33-57450, and incorporated herein by reference.
(3)	Filed as an exhibit to Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference.
(4)	Filed as an exhibit to Annual Report on Form 10-Q for the quarterly period ended June 27, 1998 and incorporated herein by reference.
(5)	Filed as an exhibit to Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2000 and incorporated herein by reference.
(6)	Filed as an exhibit to Registration Statement on Form S-8, filed on November 13, 2011 and incorporated herein by reference.
(7)	Filed as an appendix to Proxy Statement filed on April 20, 2001 and incorporated herein by reference.
(8)	Filed as an exhibit to Current Report on Form 8-K filed on July 18, 2016 and incorporated herein by reference.
(9)	Filed as an exhibit to Registration Statement on Form S-8 filed on August 16, 2002 and incorporated herein by reference
(10)	Filed as an exhibit to Registration Statement on Form S-8 filed on March 15, 2004 and incorporated herein by reference.
(11)	Filed as an exhibit to Registration Statement on Form S-8 filed on May 10, 2004 and incorporated herein by reference.
(12)	Filed as an exhibit to Annual Report on Form 10-K for the fiscal year ended December 25, 2004 and incorporated herein by reference.
(13)	Filed as an exhibit to Registration Statement on Form S-8 filed on April 15, 2008 and incorporated herein by reference.
(14)	Filed with the Company's Definitive Proxy Statement on Schedule 14 filed as of April 5, 2013 and incorporated by reference herein.
(15)	Filed as an exhibit to Current Report on Form 8-K on January 10, 2013 and incorporated herein by reference.
(16)	Filed as an exhibit to Quarterly Report on Form 10-Q for the quarterly period ended March 28, 2015 and incorporated herein by reference.

KOPIN CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Kopin Corporation
Westborough, Massachusetts

We have audited the accompanying consolidated balance sheets of Kopin Corporation and subsidiaries (the “Company”) as of December 31, 2016 and December 26, 2015, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Kopin Corporation and subsidiaries as of December 31, 2016 and December 26, 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 22, 2017 expressed an adverse opinion on the Company’s internal control over financial reporting due to the material weaknesses identified.
/s/ Deloitte & Touche LLP

Boston, Massachusetts
March 22, 2017

KOPIN CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31, 2016	December 26, 2015
ASSETS
Current assets:
Cash and equivalents	$15,822,495	$19,767,889
Marketable debt securities, at fair value	61,375,401	60,942,891
Accounts receivable, net of allowance of $136,000 and $153,000 in 2016 and 2015, respectively	1,664,488	1,487,633
Unbilled receivables	34,707	87,340
Inventory	3,302,112	2,512,473
Prepaid taxes	341,144	437,586
Prepaid expenses and other current assets	853,757	920,410
Note receivable	—	15,000,000
Total current assets	83,394,104	101,156,222
Property, plant and equipment, net	2,976,006	2,677,103
Goodwill	844,023	946,082
Other assets	618,139	461,416
Property and plant held for sale	—	819,263
Total assets	$87,832,272	$106,060,086

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,355,462	$3,959,704
Accrued payroll and expenses	1,443,976	1,631,292
Accrued warranty	518,000	518,000
Billings in excess of revenue earned	981,761	1,407,566
Other accrued liabilities	2,560,144	2,553,282
Income tax payable	935,364	—
Deferred tax liabilities	2,571,000	1,207,000
Total current liabilities	13,365,707	11,276,844
Asset retirement obligations	246,922	298,463
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $.01 per share: authorized, 3,000 shares; none issued	—	—
Common stock, par value $.01 per share: authorized, 120,000,000 shares; issued 79,648,618 shares in 2016 and 78,271,659 shares in 2015; outstanding 64,538,686 in 2016 and 63,977,385 in 2015, respectively	766,409	760,796
Additional paid-in capital	328,524,644	326,558,527
Treasury stock (12,102,258 shares in 2016 and 2015, respectively, at cost)	(42,741,551)	(42,741,551)
Accumulated other comprehensive income	1,570,971	771,774
Accumulated deficit	(214,042,787)	(190,608,671)
Total Kopin Corporation stockholders’ equity	74,077,686	94,740,875
Noncontrolling interest	141,957	(256,096)
Total stockholders’ equity	74,219,643	94,484,779
Total liabilities and stockholders’ equity	$87,832,272	$106,060,086
See Accompanying Notes to Consolidated Financial Statements.

KOPIN CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

Fiscal year ended	2016	2015	2014
Revenues:
Net component revenues	$21,115,125	$28,163,118	$26,956,741
Research and development revenues	1,527,441	3,891,301	4,850,724
	22,642,566	32,054,419	31,807,465
Expenses:
Cost of component revenues	17,814,271	21,524,826	19,592,149
Research and development-funded programs	786,867	3,006,352	5,236,791
Research and development-internal	15,252,794	14,625,061	15,499,230
Selling, general and administrative	16,961,773	18,134,580	19,908,020
Gain on sale of property, plant and equipment	(7,700,522)	—	—
	43,115,183	57,290,819	60,236,190
Loss from operations	(20,472,617)	(25,236,400)	(28,428,725)
Other income and expense:
Interest income	658,384	758,153	966,403
Other (expense) income, net	(448,581)	(210,488)	58,537
Foreign currency transaction (losses) gains	(672,727)	661,192	258,725
Gain on sales of investments	1,034,396	9,206,919	—
Impairment of equity and cost investments	—	—	(1,319,287)
	571,472	10,415,776	(35,622)
Loss before (provision) benefit for income taxes, and equity losses in unconsolidated affiliates and net (income) loss of noncontrolling interest	(19,901,145)	(14,820,624)	(28,464,347)
Tax (provision) benefit	(3,130,000)	25,000	180,000
Loss before equity losses in unconsolidated affiliates and net (income) loss of noncontrolling interest	(23,031,145)	(14,795,624)	(28,284,347)
Equity losses in unconsolidated affiliates	—	(47,443)	(386,442)
Net loss	(23,031,145)	(14,843,067)	(28,670,789)
Net (income) loss attributable to the noncontrolling interest	(402,971)	149,651	458,745
Net loss attributable to the controlling interest	$(23,434,116)	$(14,693,416)	$(28,212,044)
Net loss per share:
Basic	$(0.37)	$(0.23)	$(0.45)
Diluted	$(0.37)	$(0.23)	$(0.45)
Weighted average number of common shares outstanding:
Basic	64,045,675	63,465,797	62,638,675
Diluted	64,045,675	63,465,797	62,638,675
See Accompanying Notes to Consolidated Financial Statements.

KOPIN CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

Fiscal years ended	2016	2015	2014
Net loss	$(23,031,145)	$(14,843,067)	$(28,670,789)
Other comprehensive income (loss):
Foreign currency translation adjustments	809,099	(1,060,186)	(1,102,859)
Unrealized holding gain (loss) on marketable securities	33,464	104,362	681,346
Reclassifications of gains in net loss	(48,284)	(1,490,776)	(6,477)
Other comprehensive income (loss)	$794,279	$(2,446,600)	$(427,990)
Comprehensive loss	(22,236,866)	(17,289,667)	(29,098,779)
Comprehensive (gain) loss attributable to the noncontrolling interest	(398,051)	(91,200)	570,977
Comprehensive loss attributable to the controlling interest	$(22,634,917)	$(17,380,867)	$(28,527,802)

See Accompanying Notes to Consolidated Financial Statements.

KOPIN CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Kopin Corporation Stockholders’ Equity	Noncontrolling interest	Total Stockholders’ Equity
	Shares	Amount
Balance December 28, 2013	74,593,483	$745,935	$320,511,458	$(42,442,932)	$3,441,997	$(147,703,212)	$134,553,246	$9,939	$134,563,186
Exercise of stock options	36,750	368	137,445	—	—	—	137,812	—	137,812
Vesting of restricted stock	843,116	8,431	(8,431)	—	—	—	—	—	—
Stock-based compensation expense	—	—	5,059,572	—	—	—	5,059,572	—	5,059,572
Other comprehensive income	—	—	—	—	(315,758)	—	(315,758)	(112,232)	(427,990)
Acquisition of eMDT	—	—	(101,382)	—	—	—	(101,382)	101,382	—
Restricted stock for tax withholding obligations	(290,142)	(2,901)	(972,968)	—	—	—	(975,869)	—	(975,869)
Treasury stock purchase	—	—	—	(298,619)	—	—	(298,619)	—	(298,619)
Net loss	—	—	—	—	—	(28,212,044)	(28,212,044)	(458,745)	(28,670,789)
Balance December 27, 2014	75,183,207	751,833	324,625,694	(42,741,551)	$3,126,239	(175,915,255)	109,846,959	(459,656)	109,387,303
Exercise of stock options	39,798	398	85,649	—	—	—	86,047	—	86,047
Vesting of restricted stock	1,226,992	12,270	(12,270)	—	—	—	—	—	—
Stock-based compensation expense	—	—	3,373,479	—	—	—	3,373,479	—	3,373,479
Other comprehensive loss	—	—	—	—	(2,388,148)	—	(2,388,148)	(58,452)	(2,446,600)
Acquisition of Kopin Software Limited	—	—	(445,344)	—	33,683		(411,661)	411,663	2
Restricted stock for tax withholding obligations	(370,354)	(3,704)	(1,068,681)	—	—	—	(1,072,385)	—	(1,072,385)
Net loss	—	—	—	—	—	(14,693,416)	(14,693,416)	(149,651)	(14,843,067)
Balance, December 26, 2015	76,079,643	760,797	326,558,527	(42,741,551)	771,774	(190,608,671)	94,740,875	(256,096)	94,484,779
Vesting of restricted stock	736,842	7,368	(7,368)	—		—	—	—	—
Stock-based compensation expense	—	—	2,482,326	—	—	—	2,482,326	—	2,482,326
Other comprehensive loss	—	—	—	—	799,197	—	799,197	(4,918)	794,279
Restricted stock for tax withholding obligations	(175,542)	(1,755)	(508,841)	—	—	—	(510,596)	—	(510,596)
Net loss	—	—	—	—	—	(23,434,116)	(23,434,116)	402,971	(23,031,145)
Balance, December 31, 2016	76,640,943	$766,409	$328,524,644	$(42,741,551)	$1,570,971	$(214,042,787)	$74,077,686	$141,957	$74,219,643
See Accompanying Notes to Consolidated Financial Statements.

KOPIN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

Fiscal year ended	2016	2015	2014
Cash flows from operating activities:
Net loss	$(23,031,145)	$(14,843,067)	$(28,670,789)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	993,621	2,138,982	3,002,014
Accretion of premium or discount on marketable debt securities	130,032	168,217	53,437
Stock-based compensation	2,425,326	3,145,479	4,827,772
Net gain on investment transactions	(1,034,396)	(9,206,919)	—
Loss on disposal of equipment	—	180,715	—
Losses in unconsolidated affiliates	—	—	102,305
Gain on sale of equipment	—	—	283,333
Deferred income taxes	1,451,858	(75,000)	(230,725)
Foreign currency (gains) losses	711,356	(455,614)	(96,819)
Gain on sale of property and plant	(7,700,522)	—	—
Impairment of investments	—	—	1,319,287
Change in allowance for bad debt	(17,000)	(112,500)	63,340
Other non-cash items	677,330	1,560,259	489,332
Change in warranty reserves	—	(200,000)	—
Changes in assets and liabilities:
Accounts receivable	(39,629)	2,850,942	(1,286,407)
Inventory	(1,527,602)	(8,484)	(1,520,824)
Prepaid expenses and other current assets	48,295	(207,421)	191,367
Accounts payable and accrued expenses	1,163,586	(2,632,385)	1,829,591
Billings in excess of revenue earned	(425,805)	777,247	38,790
Net cash used in operating activities	(26,174,695)	(16,919,549)	(19,604,996)
Cash flows from investing activities:
Proceeds from sale of marketable debt securities	50,835,253	38,055,759	39,801,276
Purchase of marketable debt securities	(51,828,988)	(22,835,740)	(19,867,896)
Proceeds from sale of investments	1,034,396	9,206,919	—
Proceeds from sale of equipment	—	—	250,000
Proceeds from sale of III-V product line	15,000,000	—	—
Proceeds from sale of property and plant	8,106,819	—	—
Other assets	80,793	(1,772)	(38,134)
Capital expenditures	(394,897)	(1,122,808)	(1,489,986)
Net cash provided by investing activities	22,833,376	23,302,358	18,655,260
Cash flows from financing activities:
Treasury stock purchases	—	—	(298,619)
Proceeds from exercise of stock options and warrants	—	86,047	137,813
Settlements of restricted stock for tax withholding obligations	(510,596)	(1,072,385)	(975,869)
Net cash used in financing activities	(510,596)	(986,338)	(1,136,675)
Effect of exchange rate changes on cash	(93,479)	(264,383)	(34,454)
Net decrease in cash and equivalents	(3,945,394)	5,132,088	(2,120,865)
Cash and equivalents:
Beginning of year	19,767,889	14,635,801	16,756,666
End of year	$15,822,495	$19,767,889	$14,635,801
Supplemental disclosure of cash flow information:
Income taxes paid	$723,000	$50,000	$(18,000)
Supplemental schedule of noncash investing activities:
Construction in progress included in accrued expenses	$—	$—	$373,000
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
Fiscal Year
The Company’s fiscal year ends on the last Saturday in December. The fiscal years ended December 31, 2016 includes 53 weeks and December 26, 2015 and December 27, 2014 include 52 weeks, and are referred to as fiscal years 2016, 2015 and 2014, respectively, herein.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, a majority owned 93% subsidiary, Kowon Technology Co., Ltd. (Kowon), located in Korea, and a majority owned 80% subsidiary, eMDT America Inc (eMDT), located in California (collectively the Company). In the fourth quarter of 2015, the Company increased its investment in Kopin Software Ltd. (KSL) (formerly Intoware Ltd.) from 58% to 100%. Net loss attributable to noncontrolling interest in the Company's Consolidated Statement of Operations represents the portion of the results of operations of which is allocated to the shareholders of the equity interests not owned by the Company. All intercompany transactions and balances have been eliminated.
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
Marketable debt securities consist primarily of commercial paper, medium-term corporate notes, and United States government and agency backed securities. The Company classifies these marketable debt securities as available-for-sale at fair value in “Marketable debt securities, at fair value.” The investment in GCS Holdings is included in "Other Assets" as available-for-sale and at fair value. The Company records the amortization of premium and accretion of discounts on marketable debt securities in the results of operations.
The Company uses the specific identification method as a basis for determining cost and calculating realized gains and losses with respect to marketable debt securities. The gross gains and losses realized related to sales of marketable debt securities were not material during fiscal years 2016, 2015 and 2014.
Inventory
Inventory is stated at the lower of cost (determined on the first-in, first-out method) or market and consists of the following at December 31, 2016 and December 26, 2015:

	2016	2015
Raw materials	$1,986,491	$844,475
Work-in-process	1,186,162	1,281,891
Finished goods	129,459	386,107
	$3,302,112	$2,512,473
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

Property and Plant held for sale
Assets held for sale as of December 26, 2015 consisted of land and buildings with a cost of $0.8 million which were sold in the second quarter of 2016.

Product Warranty
The Company generally sells products with a limited warranty of product quality and a limited indemnification of customers against intellectual property infringement claims related to the Company’s products. The Company accrues for known warranty and indemnification issues if a loss is probable and can be reasonably estimated, and accrues for estimated incurred but unidentified issues based on historical activity. Accrued warranty costs and warranty claims are not material in the periods presented.
Asset Retirement Obligations
The Company recorded asset retirement obligations (ARO) liabilities of $0.2 million and $0.3 million at December 31, 2016 and December 26, 2015, respectively. This represents the legal obligations associated with retirement of the Company’s assets when the timing and/or method of settling the obligation are conditional on a future event that may or may not be within

KOPIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the control of the Company.

	2016	2015
Beginning balance	$298,463	$311,187
Additions	—	—
Charges	—	—
Exchange rate change	(51,541)	(12,724)
Ending balance	$246,922	$298,463
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

Foreign Currency
Assets and liabilities of non-U.S. operations where the functional currency is other than the U.S. dollar are translated from the functional currency into U.S. dollars at year end exchange rates, and revenues and expenses are translated at average rates prevailing during the year. Resulting translation adjustments are accumulated as part of accumulated other comprehensive income. Transaction gains or losses are recognized in income or loss in the period in which they occur.
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

	2016	2015	2014
Nonvested restricted common stock	3,007,674	2,192,016	2,551,631
Stock options	—	—	130,500
Total	3,007,674	2,192,016	2,682,131

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk other than marketable securities consist principally of trade accounts receivable. Trade receivables are primarily derived from sales to manufacturers of consumer electronic devices and wireless components or military applications.
The Company primarily invests its excess cash in government backed and corporate debt securities that management believes to be of high credit worthiness, which bear lower levels of relative credit risk. The Company relies on rating agencies to ascertain the credit worthiness of its marketable securities and, where applicable, guarantees made by the Federal Deposit Insurance Company. The Company sells its products to customers worldwide and generally does not require collateral. The Company maintains a reserve for potential credit losses.
Fair Value of Financial Instruments
Financial instruments consist accounts receivable and certain current liabilities. These assets (excluding marketable securities which are recorded at fair value) and liabilities are carried at cost, which approximates fair value.

KOPIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-Based Compensation

The fair value of nonvested restricted common stock awards is generally the quoted price of the Company’s equity shares on the date of grant. The nonvested restricted common stock awards require the employee to fulfill certain obligations, including remaining employed by the Company for one, two or four years (the vesting period) and in certain cases also require meeting either performance criteria or market condition. The performance criteria primarily consist of the achievement of established milestones. For nonvested restricted common stock awards which solely require the recipient to remain employed with the Company, the stock compensation expense is amortized over the anticipated service period. For nonvested restricted common stock awards which require the achievement of performance criteria, the Company reviews the probability of achieving the performance goals on a periodic basis. If the Company determines that it is probable that the performance criteria will be achieved, the amount of compensation cost derived for the performance goal is amortized over the service period. If the performance criteria are not met, no compensation cost is recognized and any previously recognized compensation cost is reversed. The Company recognizes compensation costs on a straight-line basis over the requisite service period for time vested awards.

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
The fair value of stock option awards is estimated on the date of grant using the Black-Scholes-Merton option-pricing model. There were no stock options granted in fiscal years 2016, 2015 or 2014.
Comprehensive Loss
Comprehensive loss is the total of net (loss) income and all other non-owner changes in equity including such items as unrealized holding (losses) gains on marketable equity and debt securities classified as available-for-sale and foreign currency translation adjustments.

The components of accumulated other comprehensive income are as follows:

	Cumulative Translation Adjustment	Unrealized Holding Gain (Loss) on Marketable Securities	Acquisition of Minority Interest in KSL	Accumulated Other Comprehensive Income
Balance as of December 28, 2013	$2,524,701	$917,296	$—	$3,441,997
Changes during year	(990,626)	674,868	—	(315,758)
Balance as of December 27, 2014	1,534,075	1,592,164	—	3,126,239
Changes during year	(1,001,733)	(1,386,415)	33,683	(2,354,465)
Balance as of December 26, 2015	532,342	205,749	33,683	771,774
Changes during year	814,017	(14,820)	—	799,197
Balance as of December 31, 2016	$1,346,359	$190,929	$33,683	$1,570,971

Impairment of Long-Lived Assets
The Company periodically reviews the carrying value of its long-lived assets to determine if facts and circumstances suggest that they may be impaired or that the amortization or depreciation period may need to be changed. The carrying value

KOPIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
The Company is required to apply the guidance in ASU 2014-09 after January 1, 2018, including interim periods within that reporting period. The Company is currently evaluating the expected impact of this new guidance on its consolidated financial statements and available adoption methods.
Balance Sheet Reclassification of Deferred Taxes
The Company has adopted ASU 2015-17 prospectively and believes the standard will not have a material effect on its financial position or earnings.
Leases
In February 2016, the FASB issued Accounting Standards Update No. 2016-02 (Topic 842) Leases. Topic 842 supersedes the lease recognition requirements in Accounting Standards Codification Topic 840, "Leases". Under Topic 842, lessees are required to recognize assets and liabilities on the balance sheet for most leases and provide enhanced disclosures. Leases will continue to be classified as either finance or operating. Topic 842 is effective for annual reporting periods, and interim periods within those years beginning after December 15, 2018. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements, and there are certain optional practical expedients that an entity may elect to apply. Full retrospective application is prohibited and early adoption by public entities is permitted. The Company is currently evaluating the expected impact of this new guidance on its consolidated financial statements. The Company has not yet made any decision on the timing of adoption or method of adoption with respect to the optional practical expedients.
Compensation-Stock Compensation
In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This guidance is intended to simplify the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2016, including interim periods within those annual periods, and early application is permitted as of the beginning of an interim or annual reporting period. The Company has evaluated ASU 2016-09 and determined that its early adoption did not have a material effect on its financial position or earnings.

Classification of Certain Cash Receipts and Cash Payments

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments (Topic 230). The standard addresses the classification and presentation of eight specific cash flow issues that currently result in diverse practices. This pronouncement is effective for annual reporting periods beginning after December 15, 2017. The amendments in this ASU should be applied using a retrospective approach. The Company is currently evaluating the expected impact of this new guidance on its consolidated financial statements and available adoption methods.

Financial Instruments- Overall

In January 2016, the FASB issued ASU 2016-01, Financial Instruments- Overall (Sub Topic 825-10). The new standard provides guidance on the recognition and measurement of financial assets and financial liabilities. The guidance amends certain aspects of recognition, measurement, presentation and disclosure of financial instruments. This standard is

KOPIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017. The Company does not expect the adoption of this guidance to have a material effect on its financial statements.

Business Combinations

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805). The new guidance clarifies the definition of a business that an entity uses to determine whether a transaction should be accounted for as an asset acquisition (or disposal) or a business combination. The guidance is expected to cause fewer acquired sets of assets (and liabilities) to be identified as businesses. The guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted for transactions that meet certain requirements. The Company is evaluating the impact this standard will have on its financial statements.

Intangibles- Goodwill and Other

In January 2017, the FASB issued ASU 2017-04, Intangibles- Goodwill and Other (Topic 350). The new guidance simplifies the accounting for goodwill impairments by eliminating Step 2 from the goodwill impairment test. The guidance requires, among other things, recognition of an impairment loss when the fair value of a reporting unit exceeds its carrying amount. The loss recognized is limited to the total amount of goodwill allocated to that reporting unit. The guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is evaluating the impact this standard will have on its financial statements.
2.    Property, Plant and Equipment
Property, plant and equipment consisted of the following at December 31, 2016 and December 26, 2015:

	Useful Life	2016	2015
Equipment	3-5 years	$17,886,124	$18,765,548
Leasehold improvements	Life of the lease	3,721,176	3,659,559
Furniture and fixtures	3 years	488,802	789,067
Equipment under construction		88,227	312,916
		22,184,329	23,527,090
Accumulated depreciation and amortization		(19,208,323)	(20,849,987)
Net property, plant and equipment		$2,976,006	$2,677,103
In June 2016, the Company's subsidiary Kowon sold its plant and the land on which the plant resided for approximately $8.1 million and recognized a gain of $7.7 million. Kowon had ceased its production activities at the facility in 2013. Other than the sales of the Kowon plant and land there were no material gains or losses on disposals of long-lived assets in fiscal years 2016, 2015 and 2014. Depreciation expense for the fiscal years 2016, 2015 and 2014 was approximately $1.0 million, $1.5 million and $2.6 million, respectively.
3.    Other Assets and Note Receivable
Marketable Equity Securities
As of December 31, 2016 and December 26, 2015, the Company had an investment in GCS Holdings which had a fair market value of $0.3 million and an adjusted cost basis of $0.0 million.

KOPIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On February 25, 2015, the Company acquired approximately 251,000 shares of Vuzix common stock through a cashless exercise of warrants. The Company received the warrants in August 2013 as part of a restructuring of debt owed by Vuzix to the Company. Upon receipt of the warrants, the Company should have recorded the value of the warrant of approximately $352,000 in its consolidated financial statements. Subsequently, the Company should have marked to market the warrants at the end of each reporting period. Had the Company recorded the warrants in its consolidated financial statements and marked to market the warrants as of December 28, 2013 and December 27, 2014, the Company would have recorded gains in its statement of operations of approximately $646,000 and $171,000, respectively. In the first quarter of 2015, the Company recorded the warrants in its consolidated financial statements and as a result recorded a gain of approximately $1.3 million with $817,000 attributed to prior periods. The value of the warrants as of August 2013, December 27, 2014 and December 26, 2015 was determined using the Black-Scholes pricing model. The Company does not believe the unrecorded gains were material to the consolidated financial statements as the loss from operations for the fiscal years ended December 28, 2013 and December 27, 2014 were $35.9 million and $28.4 million, respectively.
Non-Marketable Securities—Equity Method Investments
Equity losses in unconsolidated affiliates recorded in the consolidated statement of operations are as follows:

	2015	2014
KoBrite	$—	$(102,305)
Ask Ziggy	$(47,443)	$(284,137)
Total	$(47,443)	$(386,442)
In the second quarter of 2014 the Company wrote-off its $1.3 million investment in KoBrite. Prior to the write-off, the Company accounted for its 12% ownership interest in Kobrite using the equity method. One of the Company’s directors is a member of the Board of Directors of Bright LED, principal investor of KoBrite.
In December 2013, the Company wrote down its investment of $2.5 million in Ask Ziggy. The Company continued to fund Ask Ziggy during the first quarter of year ending December 26, 2015. During the twelve months ended December 28, 2013, the Company recorded impairment charges of $2.5 million related to the write-off of a cost based investment. There were no equity method investments in 2016.
The Company had a $15.0 million note receivable as a result of the sale of its III-V product line and investment in KTC, which was paid on January 15, 2016.

On December 28, 2016 we entered into an agreement to establish a joint venture (JV Agreement-A) in China. Under the terms of the JV Agreement the Company will contribute certain intellectual property and the equivalent of USD $1 million in Renminbi for a minority equity ownership. The purpose of the joint venture is to develop and market wearable products.

On December 28, 2016 we entered into a joint venture agreement (JV Agreement-B) to establish a strategic relationship with a Chinese company under which the Company and the Chinese Company will provide services for each other and jointly develop and manufacture products and the Chinese company is to acquire 7,589,000 shares of unregistered stock of the Company for approximately USD $24.7 million.

The JV Agreements A and B and the sale of the Company’s stock are both subject to standard closing conditions and government approvals. The transactions related to these agreements were not finalized as of the March 22, 2017.
The Company has a loan to a non-officer employee for approximately $140,000 at December 31, 2016 and December 26, 2015, which is currently due.
4.    Business Combinations
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

eMDT

KOPIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the second quarter of 2014, the Company paid approximately $0.3 million to increase its ownership in eMDT subsidiary increasing its ownership percentage from 51% to 80%. As of December 31, 2016, the Company has an option to acquire the remaining equity of the Company for $200,000.
5.    Goodwill and Intangibles

The Company’s goodwill balance is as follows:

	Fiscal Year Ended
	December 31, 2016	December 26, 2015
Beginning Balance	$946,082	$976,451
Change due to exchange rate fluctuations	(102,059)	(30,369)
Ending Balance	$844,023	$946,082
The Company performs impairment tests of goodwill at its reporting unit level. The Company conducts its annual goodwill impairment test on the last day of each fiscal year unless factors indicate that an impairment may have occurred. As of December 31, 2016, the Company performed a qualitative analysis which determined there was no impairment of the Company's goodwill. Goodwill is included in the Kopin reportable segment.
The Company recognized $0.0 million, $0.6 million and $1.0 million in amortization expense for the fiscal years ended December 31, 2016, December 26, 2015 and December 27, 2014, respectively, related to intangible assets.
6.    Financial Instruments
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

KOPIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table details the fair value measurements within the fair value hierarchy of the Company’s financial assets:

		Fair Value Measurement at December 31, 2016 Using:
	Total	Level 1	Level 2	Level 3
Money Markets and Cash Equivalents	$15,822,495	$15,822,495	$—	$—
U.S. Government Securities	36,091,261	7,144,767	28,946,494	—
Corporate Debt	7,557,029	—	7,557,029	—
Certificates of Deposit	17,727,111	—	17,727,111	—
GCS Holdings	331,454	331,454	—	—
	$77,529,350	$23,298,716	$54,230,634	$—

		Fair Value Measurement at December 26, 2015 Using:
	Total	Level 1	Level 2	Level 3
Money Markets and Cash Equivalents	$19,767,889	$19,767,889	$—	$—
U.S. Government Securities	46,464,663	16,381,152	30,083,511	—
Corporate Debt	6,886,495	—	6,886,495	—
Certificates of Deposit	7,591,733	—	7,591,733	—
GCS Holdings	232,037	232,037	—	—
	$80,942,817	$36,381,078	$44,561,739	$—
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
Marketable Debt Securities
Investments in available-for-sale marketable debt securities are as follows at December 31, 2016 and December 26, 2015:

	Amortized Cost		Unrealized Gains		Unrealized Losses		Fair Value
	2016	2015	2016	2015	2016	2015	2016	2015
U.S. government and agency backed securities	$36,343,817	$46,586,224	$—	$—	$(252,556)	$(121,561)	$36,091,261	$46,464,663
Corporate debt and certificates of deposits	25,323,428	14,534,247	—	—	(39,288)	(56,019)	25,284,140	14,478,228
Total	$61,667,245	$61,120,471	$—	$—	$(291,844)	$(177,580)	$61,375,401	$60,942,891

The contractual maturity of the Company’s marketable debt securities is as follows at December 31, 2016:

	Less than One year	One to Five years	Greater than Five years	Total
U.S. government and agency backed securities	$14,473,073	$16,690,738	$4,927,450	$36,091,261
Corporate debt and certificates of deposits	22,562,101	2,722,039	—	25,284,140
Total	$37,035,174	$19,412,777	$4,927,450	$61,375,401

KOPIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other-than-Temporary Impairments
The Company reviews its marketable debt securities on a quarterly basis for the presence of other-than-temporary impairment (OTTI).
If the Company determines that an OTTI has occurred it further estimates the amount of OTTI resulting from a decline in the credit worthiness of the issuer (credit-related OTTI) and the amount of non credit-related OTTI. Noncredit-related OTTI can be caused by such factors as market illiquidity. Credit-related OTTI is recognized in earnings while noncredit-related OTTI on securities not expected to be sold is recognized in other comprehensive income (OCI). The Company did not record any OTTI for the fiscal years 2016, 2015 and 2014.
7.    Stockholders’ Equity and Stock-Based Compensation
The Company has stock-based awards outstanding under two plans. In 2001, the Company adopted a 2001 Equity Incentive Plan (the Equity Plan). The Equity Plan authorized 7,100,000 shares of common stock, to be issued to employees, non-employees, and members of the Board of Directors (the Board). The Equity Plan had a ten year life and therefore no new equity awards may be issued under this plan. In 2010, the Company adopted a 2010 Equity Incentive Plan (the 2010 Equity Plan) which authorized the issuance of shares of common stock to employees, non-employees, and the Board. The 2010 Equity Plan has been subsequently amended to increase the number of authorized shares to 11,600,000. The number of shares authorized under the 2010 Equity Plan is the number of shares approved by the shareholders plus the number of shares of common stock which were available for grant under the Equity Plan, the number of shares of common stock which were the subject of awards outstanding under the Equity Plan and are forfeited, terminated, canceled or expire after the adoption of the 2010 Equity Plan and the number of shares of common stock delivered to the Company either in exercise of an Equity Plan award or in satisfaction of a tax withholding obligation. The option price of statutory incentive stock options shall not be less than 100% of the fair market value of the stock at the date of grant, or in the case of certain statutory incentive stock options, at 110% of the fair market value at the time of the grant. The option price of nonqualified stock options is determined by the Board or Compensation Committee. Options must be exercised within a ten-year period or sooner if so specified within the option agreement. The term and vesting period for restricted stock awards and options granted under the 2010 Equity Plan are determined by the Board’s compensation committee.
The Company has approximately 500,000 shares of common stock authorized and available for issuance under the Company’s 2010 Equity Plan.
In March 2013, the Company’s Board of Directors authorized the repurchase of the Company’s common stock in open market or negotiated transactions through March 2014. During the period March 2013 through March 2014 the Company purchased 2,241,121 shares of its common stock for $8,290,573.

The Company has no stock options outstanding at December 31, 2016. The intrinsic value of options exercised in 2014 was approximately $26,000. The Company issued warrants to purchase 200,000 shares of the Company’s stock at $3.49 which were exercised on a cashless basis in 2015.

Cash received from option and warrant exercises under all share-based payment arrangements was approximately $0.0 million for fiscal year 2016. No tax benefits were realized during the three year period ended 2016 due to the existence of tax net operating loss carryforwards.
NonVested Restricted Common Stock
The Company has issued shares of nonvested restricted common stock to certain employees. Each award requires the employee to fulfill certain obligations, including remaining employed by the Company for one, two or four years (the vesting period) and in certain cases also meeting performance criteria. A summary of the activity for nonvested restricted common stock awards as of December 31, 2016 and changes during the year then ended is presented below:

KOPIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Shares	Weighted Average Grant Fair Value
Balance, December 26, 2015	2,192,016	$3.82
Granted	1,663,000	2.40
Forfeited	(110,500)	3.21
Vested	(736,842)	3.17
Balance, December 31, 2016	3,007,674	$3.21

The forfeitures in 2016 were primarily due to fact that the performance criteria related to these awards were not achieved.
Stock-Based Compensation
The following table summarizes stock-based compensation expense related to employee stock options and nonvested restricted common stock awards for the fiscal years 2016, 2015 and 2014 (no tax benefits were recognized):

	2016	2015	2014
Cost of component revenues	$561,791	$729,715	$766,221
Research and development	527,081	776,946	965,945
Selling, general and administrative	1,336,454	1,638,818	3,095,606
Total	$2,425,326	$3,145,479	$4,827,772
Total unrecognized compensation expense for the nonvested restricted common stock as of December 31, 2016 is $5.9 million and is expected to be recognized over a period of two years.
8.    Concentrations of Risk

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

	Percent of Gross Accounts Receivable
Customer	2016	2015
Company B	19	21
Company D	21	15
Company G	18	*
Sales to significant non-affiliated customers for fiscal years 2016, 2015 and 2014, as a percentage of total revenues, is shown in the table below. Note the caption “Military Customers in Total” in the table below excludes research and development contracts. The Company sells its displays to Japanese customers through Ryoden Trading Company. (The symbol “*” indicates that sales to that customer were less than 10% of the Company’s total revenues.)

	Sales as a Percent of Total Revenue
	Fiscal Year
Customer	2016	2015	2014
Military Customers in Total	24	32	45
Company A	*	18	26
Company C	*	22	11
Company E	12	*	*
Company F	20	*	*
Funded Research and Development Contracts	7	12	15

KOPIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.    Income Taxes
The provision (benefit) for income taxes from continuing operations consists of the following for the fiscal years indicated:

	Fiscal Year
	2016	2015	2014
Current
Federal	$—	$—	$—
State	33,000	50,000	50,000
Foreign	1,656,000	—	—
Total current provision	1,689,000	50,000	50,000
Deferred
Federal	(8,718,000)	(5,356,000)	(9,554,000)
State	(1,264,000)	(62,000)	(1,709,000)
Foreign	2,308,000	188,000	411,000
Change in valuation allowance	9,115,000	5,155,000	10,622,000
Total deferred provision (benefit)	1,441,000	(75,000)	(230,000)
Total provision (benefit) for income taxes	$3,130,000	$(25,000)	$(180,000)
The provision for income taxes for the fiscal year ended 2016 of $3,130,000 represents $33,000 of state tax, $978,000 of tax for gain on sale of the Korean subsidiary’s building, $671,000 for uncertain tax position, which includes potential penalties of $30,000, interest of $266,000 and foreign withholding of $1,441,000.
US GAAP requires applying a 'more likely than not' threshold to the recognition and derecognition of uncertain tax positions either taken or expected to be taken by Kopin's income tax returns. The total amount of our gross tax liability for tax positions that may not be sustained under a 'more likely than not' threshold amounts to $374,000 as of December 31, 2016 including interest of $266,000.
Kopin's policy regarding the classification of interest and penalties is to include these amounts as a component of income to expense.
The following table sets forth the changes in Kopin's balance of unrecognized tax benefits for the year ended December 31, 2016.

($ in millions)	2016
Unrecognized tax benefits- beginning balance	$—
Gross increases- prior year tax positions	374,000
Gross increases- current year tax positions	$—
Gross decreases -FIN 48 liability release	$—
Gross decreases- expired statute of limitations	—
Unrecognized tax benefits- ending balance	$374,000
Net operating losses were not utilized in 2016, 2015 and 2014 to offset federal and state taxes.
The actual income tax provision (benefit) reported from operations are different than those which would have been computed by applying the federal statutory tax rate to loss before income tax provision (benefit). A reconciliation of income tax provision (benefit) from continuing operations as computed at the U.S. federal statutory income tax rate to the provision for income tax benefit is as follows:

KOPIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Fiscal Year
	2016	2015	2014
Tax provision at federal statutory rates	$(6,965,000)	$(5,187,000)	$(9,964,000)
State tax liability	22,000	33,000	33,000
Foreign deferred tax rate differential	(678,000)	153,000	371,000
Foreign withholding	1,441,000	(75,000)	(196,000)
Outside basis in Kowon, net unremitted earnings	958,000	(180,000)	(394,000)
Permanent items	259,000	(402,000)	(21,000)
Increase in net state operating loss carryforwards	(502,000)	(158,000)	(177,000)
Utilization of net operating losses for U.K. research and development refund	(142,000)	719,000	1,089,000
Provision to tax return adjustments and state tax rate change	(66,000)	264,000	(516,000)
Tax credits	(762,000)	(501,000)	(610,000)
Non-deductible 162M compensation limitations	—	40,000	196,000
Non-deductible equity compensation	(360,000)	(34,000)	(687,000)
Uncertain tax position for transfer pricing	671,000	—	—
Other, net	139,000	148,000	74,000
Change in valuation allowance	9,115,000	5,155,000	10,622,000
	$3,130,000	$(25,000)	$(180,000)
Pretax foreign income (losses) from continuing operations were approximately $5,368,000, $(968,000) and $(2,588,000) for fiscal years 2016, 2015 and 2014, respectively. Deferred income taxes are provided to recognize the effect of temporary differences between tax and financial reporting. Deferred income tax assets and liabilities consist of the following:

	Fiscal Year
	2016	2015
Deferred tax liability:
Foreign withholding liability	$(2,571,000)	$(1,207,000)
Foreign unremitted earnings	(3,659,000)	(2,701,000)
Deferred tax assets:
Federal net operating loss carryforwards	46,968,000	28,984,000
State net operating loss carryforwards	2,129,000	1,913,000
Foreign net operating loss carryforwards	1,375,000	2,430,000
Equity awards	2,258,000	2,249,000
Tax credits	7,495,000	6,768,000
Property, plant and equipment	814,000	1,113,000
Unrealized losses on investments	3,535,000	3,240,000
Other	5,823,000	3,667,000
Net deferred tax assets	64,167,000	46,456,000
Valuation allowance	(66,738,000)	(47,663,000)
	$(2,571,000)	$(1,207,000)
As of December 31, 2016, the Company has available for tax purposes U.S. net operating loss carryforwards (NOLs) of $134.0 million expiring 2021 through 2036. The Company has recognized a full valuation allowance on its net deferred tax assets as the Company has concluded that such assets are not more likely than not to be realized. The increase in valuation allowance during fiscal year 2016 was primarily due to an increase in U.S. net operating loss carryforwards of $7.7 million generated in the current year and $10.3 million of net operating loss carryforwards from the adoption of ASU No. 2016-09. The $5.2 million increase in valuation allowance during fiscal year 2015 was primarily due to an increase in net operating losses. In fiscal year 2016 the Company adopted ASU No. 2016-09 Improvements to Employee Share-Based Payment Accounting. Upon

KOPIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the adoption the Company recorded a deferred tax asset of $10.3 million for the tax benefits from stock awards and recorded a valuation allowance against the deferred tax assets until they are realizable.
The Company has suspended operations and terminated the majority of employees at its Korean subsidiary, Kowon. The assets, primarily buildings and land have been sold. It is more likely than not that the Company's share of the net book value of its Korean investment would be repatriated to the U.S. resulting in a Korean withholding tax of $2.6 million. As a result of the Company no longer being permanently reinvested in Korea, a deferred tax liability for the unremitted earnings in the Korean subsidiary has been recorded for $3.7 million.
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
International jurisdictions have statutes of limitations generally ranging from three to seven years after filing of the respective return. Years still open to examination by tax authorities in major jurisdictions include Korea (2008 onward), Japan (2008 onward), Hong Kong (2010 onward) and United Kingdom (2013 onward). The Company is not currently under examination in these jurisdictions.

KOPIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.    Accrued Warranty
The Company warrants its products against defect for 12 months. A provision for estimated future costs and estimated returns for credit relating to warranty is recorded in the period when product is shipped and revenue recognized, and is updated as additional information becomes available. The Company’s estimate of future costs to satisfy warranty obligations is based primarily on historical warranty expense experienced and a provision for potential future product failures. Changes in the accrued warranty for fiscal years 2016 and 2015 are as follows:

	Fiscal Year Ended
	December 31, 2016	December 26, 2015	December 27, 2014
Beginning Balance	$518,000	$716,000	$716,000
Additions	440,000	598,000	798,000
Claim and reversals	(440,000)	(796,000)	(798,000)
Ending Balance	$518,000	$518,000	$716,000
11.    Employee Benefit Plan
The Company has an employee benefit plan pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended. In 2016, the plan allowed employees to defer an amount of their annual compensation up to a current maximum of $18,000 if they are under the age of 50 and $24,000 if they are over the age of 50. The Company matches 50% of all deferred compensation on the first 6% of each employee’s deferred compensation. The amount charged to operations in connection with this plan was approximately $347,000, $324,000 and $224,000 in fiscal years 2016, 2015 and 2014, respectively.
12.    Commitments and Contingencies
Leases
The Company leases various facilities. The following is a schedule of minimum rental commitments under non-cancelable operating leases at December 31, 2016:

Fiscal Year ending,	Amount
2017	$1,219,000
2018	1,031,000
2019	934,000
2020	902,000
2021	843,000
Thereafter	817,000
Total minimum lease payments	$5,746,000
Amounts incurred under operating leases are recorded as rent expense on a straight-line basis and aggregated approximately $1.3 million in fiscal year 2016, $1.7 million in fiscal year 2015 and $1.7 million in fiscal year 2014.

KOPIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.    Litigation
The Company may engage in legal proceedings arising in the ordinary course of business. Claims, suits, investigations and proceedings are inherently uncertain and it is not possible to predict the ultimate outcome of such matters and our business, financial condition, results of operations or cash flows could be affected in any particular period.

KOPIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.	Embezzlement and Immaterial Restatement
During the third quarter of 2016, the Company discovered embezzlement activities at its Korean subsidiary. Based upon the results of forensic investigating procedures, we identified that the embezzlement activities occurred from fiscal year 2011 through fiscal year 2016.

The amounts of the embezzlement by period are as follows:

Year	Amount
2016	$480,000
2015	338,000
2014	213,000
Prior to 2014	558,000
$1,589,000
In the annual financial statements for all years prior to 2016, the theft losses had been expensed, although misclassified, as Cost of component revenues or Foreign currency transaction losses. Accordingly, the effects of the embezzlement on all prior years are limited to misclassifications of the expenses within the Consolidated Statements of Operations. The correction of such misclassifications does not change previously reported Net losses or Accumulated deficit.
Although we do not believe such misclassifications are material to previously issued consolidated financial statements, due to the sensitive nature of fraud and, for comparability purposes, we have restated previously issued annual financial statements to reclassify embezzlement losses into other (expense) income net. The effects of the corrections are as follows:

Year	Cost of component revenues	Foreign currency transaction (losses) gains	Other (expense) income, net
2015	$(85,000)	$(253,000)	$(338,000)
2014	(46,000)	(167,000)	(213,000)
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
15.    Segments and Geographical Information
The Company’s chief operating decision maker is its Chief Executive Officer. The Company has determined it has two reportable segments, FDD, the manufacturer of its reflective display products for test and simulation products, and Kopin, which is comprised of Kopin Corporation, Kowon, Kopin Software Ltd. and eMDT. (in thousands)

KOPIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Kopin	FDD	Total
2016
Revenues	$18,733	$3,909	$22,643
Net loss attributable to the controlling interest	(22,623)	(812)	(23,434)
Total assets	86,084	1,748	87,832
Long-lived assets	2,976	—	2,976
2015
Revenues	$28,538	$3,516	$32,054
Net loss attributable to the controlling interest	(13,429)	(1,264)	(14,693)
Total assets	104,536	1,524	106,060
Long-lived assets	2,639	38	2,677
Property and plant held for sale	819	—	819
2014
Revenues	$28,333	$3,474	$31,807
Net loss attributable to the controlling interest	(26,402)	(1,810)	(28,212)
Total assets	121,300	1,641	122,941
Long-lived assets	4,343	246	4,589
Geographical revenue information for the three years ended December 31, 2016, December 26, 2015 and December 27, 2014 was based on the location of the customers and is as follows: (in thousands)

	Fiscal Year
	2016		2015		2014
	Revenue	% of Total	Revenue	% of Total	Revenue	% of Total
US	$9,237	41%	$21,758	68%	$19,695	62%
Other Americas	41	—%	395	1%	416	1%
Total Americas	9,278	41%	22,153	69%	20,111	63%
Asia-Pacific	9,849	43%	7,160	22%	8,245	26%
Europe	3,516	16%	2,741	9%	3,451	11%
Total Revenues	$22,643	100%	$32,054	100%	$31,807	100%

Long-lived assets by geographic area are as follows: (in thousands)

	Fiscal Years
	2016	2015
United States of America	$2,976	$2,613
United Kingdom	—	64
	$2,976	$2,677

KOPIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.    Selected Quarterly Financial Information (Unaudited)
The following tables present Kopin’s quarterly operating results for the fiscal years ended December 31, 2016 and December 26, 2015. The information for each of these quarters is unaudited and has been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, all necessary adjustments, consisting only of normal recurring adjustments, have been included to present fairly the unaudited consolidated quarterly results when read in conjunction with Kopin’s audited consolidated financial statements and related notes. These operating results are not necessarily indicative of the results of any future period.
Quarterly Periods During Fiscal Year Ended December 31, 2016:

	Three months ended March 26, 2016	Three months ended June 25, 2016 (3)	Three months ended September 24, 2016	Three months ended December 31, 2016 (4)
	(In thousands, except per share data)
Revenue	$6,119	$4,355	$5,795	$6,373
Gross profit (2)	$1,342	$(550)	$949	$1,560
Loss from operations	$(6,317)	$(993)	$(6,883)	$(6,280)
Net (loss) gain attributable to the controlling interest	$(6,932)	$(3,194)	$(8,117)	$(5,190)
Net (loss) gain per share (1):
Basic	$(0.11)	$(0.05)	$(0.13)	$(0.08)
Diluted	$(0.11)	$(0.05)	$(0.13)	$(0.08)
Shares used in computing net loss per share from continuing operations:
Basic	63,978	64,011	64,048	64,138
Diluted	63,978	64,011	64,048	64,138

(1)	Net loss per share is computed independently for each of the quarters presented; accordingly, the sum of the quarterly net income per share may not equal the total computed for the year.

(2)	Gross profit is defined as net product revenue less cost of product revenues.

(3)	Includes $7.7 million impact on net gain attributable to the controlling interest relating to the gain on sale of a facility for the three month period ended June 25, 2016.

(4)	Includes $1.0 million impact on net gain attributable to the controlling interest relating to the gain on sale of an investment for the three month period ended December 31, 2016.

Quarterly Periods During Fiscal Year Ended December 26, 2015:

	Three months ended March 28, 2015 (3)	Three months ended June 27, 2015 (4)	Three months ended September 26, 2015	Three months ended December 26, 2015
	(In thousands, except per share data)
Revenue	$8,585	$10,857	$8,001	$4,612
Gross profit (2)	$1,857	$3,148	$1,762	$(118)
(Loss) income from operations	$(5,933)	$(5,474)	$(5,923)	$(7,906)
Net loss attributable to the controlling interest	$(3,885)	$683	$(4,720)	$(6,771)
Net loss per share from continuing operations (1):
Basic	$(0.06)	$0.01	$(0.07)	$(0.11)
Diluted	$(0.06)	$0.01	$(0.07)	$(0.11)
Shares used in computing net loss per share from continuing operations:
Basic	63,084	63,066	63,068	63,608
Diluted	63,084	65,030	63,068	63,608

KOPIN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	Net loss per share is computed independently for each of the quarters presented; accordingly, the sum of the quarterly net income per share may not equal the total computed for the year.

(2)	Gross profit is defined as net component revenue less cost of component revenues.

(3)	Includes $2.1 million impact on net gain attributable to the controlling interest relating to the gain on sale of an investment for the three month period ended March 28, 2015.

(4)	Includes $5.5 million impact on net gain attributable to the controlling interest relating to the gain on sale of an investment for the three month period ended June 27, 2015.

Immaterial Restatement:

As a result of the embezzlement described in Note 14, we have made the following correcting adjustments to the amounts presented in our previously issued quarterly financial information:

Increase (Decrease)
	Three months ended March 26, 2016	Three months ended June 25, 2016	Three months ended March 28, 2015	Three months ended June 27, 2015	Three months ended September 26, 2015	Three months ended December 26, 2015
(In thousands)
Gross Profit	$11	$36	$12	$21	$—	$52
Loss from operations	11	36	12	21	—	52
Net (loss) gain attributable to the controlling interest	(15)	(65)	(47)	(98)	(45)	189
The correcting adjustments did not result in any changes to previously reported basic and diluted earnings per share.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
March 22, 2017

KOPIN CORPORATION

By:	/s/ JOHN C.C. FAN
John C.C. Fan Chairman of the Board, Chief Executive Officer, President and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN C.C. FAN	Chairman of the Board, Chief Executive Officer, President and Director (Principal Executive Officer)	March 22, 2017
John C.C. Fan

/s/ JAMES BREWINGTON	Director	March 22, 2017
James Brewington

/s/ DAVID E. BROOK	Director	March 22, 2017
David E. Brook

/s/ MORTON COLLINS	Director	March 22, 2017
Morton Collins

/s/ ANDREW H. CHAPMAN	Director	March 22, 2017
Andrew H. Chapman

/s/ CHI CHIA HSIEH	Director	March 22, 2017
Chi Chia Hsieh

/s/ MICHAEL J. LANDINE	Director	March 22, 2017
Michael J. Landine

/s/ RICHARD A. SNEIDER	Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)	March 22, 2017
Richard A. Sneider

KOPIN CORPORATION
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
Fiscal Years Ended December 31, 2016, December 26, 2015 and December 27, 2014

Description	Balance at Beginning of Year	Additions Charged to Income	Deductions from Reserve	Balance at End of Year
Reserve deducted from assets—allowance for doubtful accounts:
2014	$202,000	$81,000	$(17,000)	$266,000
2015	266,000	—	(113,000)	153,000
2016	153,000	—	(17,000)	136,000

INDEX TO EXHIBITS

Exhibits		Sequential page number
3.1	Amended and Restated Certificate of Incorporation	(2)
3.2	Amendment to Certificate of Incorporation	(5)
3.3	Amendment to Certificate of Incorporation	(5)
3.4	Fifth Amended and Restated By-laws	(8)
4	Specimen Certificate of Common Stock	(1)
10.1	Form of Employee Agreement with Respect to Inventions and Proprietary Information	(1)
10.2	Kopin Corporation 2001 Equity Incentive Plan	(7)	*
10.3	Kopin Corporation 2001 Equity Incentive Plan Amendment	(9)	*
10.4	Kopin Corporation 2001 Equity Incentive Plan Amendment	(10)	*
10.5	Kopin Corporation 2001 Equity Incentive Plan Amendment	(11)	*
10.6	Kopin Corporation 2001 Equity Incentive Plan Amendment	(13)	*
10.7	Kopin Corporation 2001 Supplemental Equity Incentive Plan	(6)	*
10.8	Form of Key Employee Stock Purchase Agreement	(1)	*
10.9	License Agreement by and between the Company and Massachusetts Institute of Technology dated April 22, 1985, as amended	(1)
10.10	Facility Lease, by and between the Company and Massachusetts Technology Park Corporation, dated October 15, 1993	(3)
10.11	Joint Venture Agreement, by and among the Company, Kowon Technology Co., Ltd., and Korean Investors, dated as of March 3, 1998	(4)
10.12	Eighth Amended and Restated Employment Agreement between the Company and Dr. John C.C. Fan, dated as of December 31, 2014	*
10.13	Kopin Corporation Form of Stock Option Agreement under 2001 and 2010 Equity Incentive Plans	(12)	*
10.14	Kopin Corporation 2001 and 2010 Equity Incentive Plan Form of Restricted Stock Purchase Agreement	(12)	*
10.15	Kopin Corporation Fiscal Year 2012 Incentive Bonus Plan	*
10.16	Kopin Corporation 2010 Equity Incentive Plan	(14)
10.17	Purchase Agreement, dated January 10, 2013, by and among Kopin Corporation, IQE KC, LLC and IQE plc	(15)
21.1	Subsidiaries of Kopin Corporation
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.0
The following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Stockholder's Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text

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