Form 10-Q
period 2017-04-01
KOPIN CORP
filed 2017-05-11
CIK 771266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2017
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act  ☐
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒

Indicate the number of shares outstanding of each issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 5, 2017
Common Stock, par value $.01	75,195,363

Kopin Corporation

3

Part 1: FINANCIAL INFORMATION

Item 1:	Condensed Consolidated Financial Statements (Unaudited)
KOPIN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	April 1, 2017	December 31, 2016
ASSETS
Current assets:
Cash and equivalents	$18,393,066	$15,822,495
Marketable debt securities, at fair value	49,357,503	61,375,401
Accounts receivable, net of allowance of $136,000 in 2017 and 2016	2,390,660	1,664,488
Unbilled receivables	—	34,707
Inventory	4,194,821	3,302,112
Prepaid taxes	116,921	341,144
Prepaid expenses and other current assets	1,147,074	853,757
Total current assets	75,600,045	83,394,104
Property, plant and equipment, net	2,999,590	2,976,006
Goodwill	2,326,948	844,023
Intangible assets, net	2,302,364	—
Other assets	823,746	618,139
Total assets	$84,052,693	$87,832,272
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,878,123	$4,355,462
Accrued payroll and expenses	2,393,195	1,443,976
Accrued warranty	736,000	518,000
Billings in excess of revenue earned	1,134,558	981,761
Other accrued liabilities	3,358,760	2,560,144
Income tax payable	936,866	935,364
Deferred tax liabilities	2,686,000	2,571,000
Total current liabilities	15,123,502	13,365,707
Asset retirement obligations	251,186	246,922
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $.01 per share: authorized, 3,000 shares; none issued	—	—
Common stock, par value $.01 per share: authorized, 120,000,000 shares; issued 79,708,618 shares in 2017 and 79,648,618 shares in 2016; outstanding 64,538,686 shares in 2017 and 64,538,686 shares in 2016	766,409	766,409
Additional paid-in capital	329,337,949	328,524,644
Treasury stock (12,102,258 shares in 2017 and 2016, at cost)	(42,741,551)	(42,741,551)
Accumulated other comprehensive income	3,132,503	1,570,971
Accumulated deficit	(221,901,228)	(214,042,787)
Total Kopin Corporation stockholders’ equity	68,594,082	74,077,686
Noncontrolling interest	83,923	141,957
Total stockholders’ equity	68,678,005	74,219,643
Total liabilities and stockholders’ equity	$84,052,693	$87,832,272

See notes to unaudited condensed consolidated financial statements

KOPIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
	April 1, 2017	March 26, 2016
Revenues:
Net product revenues	$3,933,142	$5,978,134
Research and development revenues	444,985	141,004
	4,378,127	6,119,138
Expenses:
Cost of product revenues	3,117,357	4,636,041
Research and development	4,281,870	4,039,951
Selling, general and administration	5,641,684	3,760,849
	13,040,911	12,436,841
Loss from operations	(8,662,784)	(6,317,703)
Other income and expense:
Interest income	233,777	164,948
Other income (expense), net	534,411	(39,093)
Foreign currency transaction (losses)	(1,191,283)	(501,940)
	(423,095)	(376,085)
Loss before benefit (provision) for income taxes and net loss (income) attributable to noncontrolling interest	(9,085,879)	(6,693,788)
Tax benefit (provision)	1,146,000	(141,000)
Net loss	(7,939,879)	(6,834,788)
Net loss (income) attributable to the noncontrolling interest	81,438	(98,673)
Net loss attributable to the controlling interest	$(7,858,441)	$(6,933,461)
Net loss per share
Basic	$(0.12)	$(0.11)
Diluted	$(0.12)	$(0.11)
Weighted average number of common shares outstanding
Basic	64,538,686	63,978,048
Diluted	64,538,686	63,978,048
See notes to unaudited condensed consolidated financial statements

KOPIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended
	April 1, 2017	March 26, 2016
Net loss	$(7,939,879)	$(6,834,788)
Other comprehensive income:
Foreign currency translation adjustments	1,597,406	736,184
Unrealized holding (losses) gains on marketable securities	(11,314)	317,510
Reclassification of holding (losses) gains in net loss	(1,156)	4,167
Other comprehensive income	1,584,936	1,057,861
Comprehensive loss	$(6,354,943)	$(5,776,927)
Comprehensive income attributable to the noncontrolling interest	58,034	66,645
Comprehensive loss attributable to controlling interest	$(6,296,909)	$(5,710,282)
See notes to unaudited condensed consolidated financial statements

KOPIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Kopin Corporation Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2016	76,640,943	$766,409	$328,524,644	$(42,741,551)	$1,570,971	$(214,042,787)	$74,077,686	$141,957	$74,219,643
Stock-based compensation	—	—	813,305	—	—	—	813,305	—	813,305
Other comprehensive income	—	—	—	—	1,561,532	—	1,561,532	23,404	1,584,936
Net loss	—	—	—	—	—	(7,858,441)	(7,858,441)	(81,438)	(7,939,879)
Balance, April 1, 2017	76,640,943	$766,409	$329,337,949	$(42,741,551)	$3,132,503	$(221,901,228)	$68,594,082	$83,923	$68,678,005
See notes to unaudited condensed consolidated financial statements

Table of Contents
KOPIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
	April 1, 2017	March 26, 2016
Cash flows from operating activities:
Net loss	$(7,939,879)	$(6,834,788)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	443,174	335,478
Accretion (amortization) of premium or discount on marketable debt securities	27,256	37,971
Stock-based compensation	1,292,105	56,454
Foreign currency losses	1,190,199	485,294
Unrealized gain on warrant	(274,000)	—
Deferred income taxes	(1,168,962)	123,000
Other non-cash items	129,884	94,050
Changes in assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	(210,823)	(123,073)
Inventory	(249,340)	(306,431)
Prepaid expenses and other current assets	(22,082)	541,455
Accounts payable and accrued expenses	10,736	98,847
Billings in excess of revenue earned	152,797	(77,580)
Net cash used in operating activities	(6,618,935)	(5,569,323)
Cash flows from investing activities:
Other assets	(12,346)	(92,276)
Capital expenditures	(297,983)	(223,520)
Proceeds from sale of marketable debt securities	13,519,291	11,229,734
Purchase of marketable debt securities	(948,637)	(13,474,384)
Deposits on property and plant held for sale	—	791,623
Cash paid for acquisition, net of cash acquired	(3,247,397)	—
Proceeds from sale of III-V product line	—	15,000,000
Net cash provided by investing activities	9,012,928	13,231,177
Cash flows from financing activities:
Settlements of restricted stock for tax withholding obligations	—	(1,500)
Net cash used in financing activities	—	(1,500)
Effect of exchange rate changes on cash	176,578	191,088
Net increase in cash and equivalents	2,570,571	7,851,442
Cash and equivalents:
Beginning of period	15,822,495	19,767,889
End of period	$18,393,066	$27,619,331
Supplemental disclosure of cash flow information:
Supplemental schedule of noncash investing activities:
Construction in progress included in accrued expenses	$—	$136,000

See notes to unaudited condensed consolidated financial statements

KOPIN CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION
The condensed consolidated financial statements of Kopin Corporation (the Company) as of April 1, 2017 and for the three months ended April 1, 2017 and March 26, 2016 are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. These condensed consolidated financial statements should be read in conjunction with the Company’s financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for any other interim period or for a full fiscal year.
Recently Issued Accounting Pronouncements
Revenue from Contracts with Customers
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606). This new standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. In addition, ASU 2014-09 provides guidance on accounting for certain revenue-related costs including, but not limited to, when to capitalize costs associated with obtaining and fulfilling a contract. The underlying principle is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The new standard also requires entities to enhance disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.
The Company anticipates applying the guidance in ASU 2014-09 after January 1, 2018. The Company is currently evaluating the expected impact of this new guidance on its consolidated financial statements and available adoption methods.
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
Marketable debt securities consist primarily of commercial paper, medium-term corporate notes, and U.S. government and agency backed securities. The Company classifies these marketable debt securities as available-for-sale at fair value in “Marketable debt securities, at fair value.” The Company's investment in GCS Holdings is included in "Other Assets" as available-for-sale and at fair value. The Company records the amortization of premium and accretion of discounts on marketable debt securities in the results of operations.
The Company uses the specific identification method as a basis for determining cost and calculating realized gains and losses with respect to marketable debt securities. The gross gains and losses realized related to sales and maturities of marketable debt securities were not material during the three months ended April 1, 2017 and the year ended December 31, 2016.
Investments in available-for-sale marketable debt securities are as follows at April 1, 2017 and December 31, 2016:

	Amortized Cost		Unrealized Gains		Unrealized Losses		Fair Value
	2017	2016	2017	2016	2017	2016	2017	2016
U.S. government and agency backed securities	$35,116,536	$36,343,817	$—	$—	$(201,268)	$(252,556)	$34,915,268	$36,091,261
Corporate debt and certificates of deposit	14,475,561	25,323,428	—	—	(33,326)	(39,288)	14,442,235	25,284,140
Total	$49,592,097	$61,667,245	$—	$—	$(234,594)	$(291,844)	$49,357,503	$61,375,401
The contractual maturity of the Company’s marketable debt securities is as follows at April 1, 2017:

	Less than One year	One to Five years	Greater than Five years	Total
U.S. government and agency backed securities	$15,495,380	$15,501,588	$3,918,300	$34,915,268
Corporate debt and certificates of deposit	13,484,735	957,500	—	14,442,235
Total	$28,980,115	$16,459,088	$3,918,300	$49,357,503
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
The Company further estimates the amount of OTTI resulting from a decline in the creditworthiness of the issuer (credit-related OTTI) and the amount of non credit-related OTTI. Non credit-related OTTI can be caused by such factors as market illiquidity. Credit-related OTTI is recognized in earnings while non credit-related OTTI on securities not expected to be sold is recognized in other comprehensive income (loss). The Company did not record an OTTI for the three months ended April 1, 2017 and March 26, 2016.

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
The following table details the fair value measurements of the Company’s financial assets:

		Fair Value Measurement April 1, 2017 Using:
	Total	Level 1	Level 2	Level 3
Cash and Equivalents	$18,393,066	$18,393,066	$—	$—
U.S. Government Securities	34,915,268	6,943,660	27,971,608	—
Corporate Debt	6,832,185	—	6,832,185	—
Certificates of Deposit	7,610,050	—	7,610,050	—
GCS Holdings	261,788	261,788	—	—
Warrant	274,000	—	—	274,000
	$68,286,357	$25,598,514	$42,413,843	$274,000

		Fair Value Measurement December 31, 2016 Using:
	Total	Level 1	Level 2	Level 3
Cash and Equivalents	$15,822,495	$15,822,495	$—	$—
U.S. Government Securities	36,091,261	7,144,767	28,946,494	—
Corporate Debt	7,557,029	—	7,557,029	—
Certificates of Deposit	17,727,111	—	17,727,111	—
GCS Holdings	331,454	331,454	—	—
	$77,529,350	$23,298,716	$54,230,634	$—
The corporate debt consists of floating rate notes with a maturity that is over multiple years but has interest rates which are reset every three months based on the then-current three month London Interbank Offering Rate (three month Libor). The Company validates the fair market values of the financial instruments above by using discounted cash flow models, obtaining independent pricing of the securities or through the use of a model which incorporates the three month Libor, the credit default swap rate of the issuer and the bid and ask price spread of the same or similar investments which are traded on several markets. The Company has a warrant to acquire up to 15% of the next round of equity offered by a customer as part of the licensing of technology to the customer. The fair market value of the warrant was determined based upon expectations from the customer’s management and then applying probabilities of occurrence and discounting back the values using expected returns required for similar instruments.
The carrying amounts of cash and equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value because of their short-term nature.  If accrued liabilities were carried at fair value, these would be classified as Level 2 in the fair value hierarchy.

4.	INVENTORY
Inventory is stated at the lower of cost (determined on the first-in, first-out) or market and consists of the following at April 1, 2017 and December 31, 2016:

	April 1, 2017	December 31, 2016
Raw materials	$2,119,312	$1,986,491
Work-in-process	1,677,043	1,186,162
Finished goods	398,466	129,459
	$4,194,821	$3,302,112

5.	NET LOSS PER SHARE
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
The following were not included in weighted average common shares outstanding-diluted because they are anti-dilutive or performance or market conditions had not been met at the end of the period:

	Three Months Ended
	April 1, 2017	March 26, 2016
Non-vested restricted common stock	3,067,674	2,694,016

6.	STOCK-BASED COMPENSATION
The fair value of non-vested restricted common stock awards is generally the market value of the Company’s common stock on the date of grant. The non-vested restricted common stock awards require the employee to fulfill certain obligations, including remaining employed by the Company for one, two or four years (the vesting period) and in certain cases also require meeting either performance criteria or the Company’s stock achieving a certain price. For non-vested restricted common stock awards which solely require the recipient to remain employed with the Company, the stock compensation expense is amortized over the anticipated service period. For non-vested restricted common stock awards which require the achievement of performance criteria, the Company reviews the probability of achieving the performance goals on a periodic basis. If the Company determines that it is probable that the performance criteria will be achieved, the amount of compensation cost derived for the performance goal is amortized over the anticipated service period. If the performance criteria are not met, no compensation cost is recognized and any previously recognized compensation cost is reversed. Some of the restricted stock awards vest upon our stock price achieving certain levels. These awards are referred to as Liability Awards and are mark to marketed. Accordingly in some periods there is expense and in other periods the expense may reverse. The Company recognizes compensation costs on a straight-line basis over the requisite service period for time-vested awards.
Non-Vested Restricted Common Stock

	Shares	Weighted Average Grant Fair Value
Balance, December 31, 2016	3,007,674	$3.21
Granted	60,000	3.43
Forfeited	—	—
Vested	—	—
Balance, April 1, 2017	3,067,674	$3.22

Stock-Based Compensation
The following table summarizes stock-based compensation expense within each of the categories below as it relates to non-vested restricted common stock awards for the three months ended April 1, 2017 and March 26, 2016 (no tax benefits were recognized):

	Three Months Ended
	April 1, 2017	March 26, 2016
Cost of component revenues	$104,092	$142,534
Research and development	218,558	116,895
Selling, general and administrative	969,455	(202,975)
Total	$1,292,105	$56,454
Unrecognized compensation expense for non-vested restricted common stock as of April 1, 2017 totaled $5.3 million and is expected to be recognized over a weighted average period of approximately three years.
The Selling, general and administrative expense includes Liability Awards and the increase in expense for the three month period ended April 1, 2017 as compared to March 26, 2016 is the result of a higher stock price of the Company at April 1, 2017 as compared to March 26, 2016. Included in Other accrued liabilities is $1.6 million in deferred compensation from equity awards which are classified as Liability Awards.

7.	NOTE RECEIVABLE
In January 2016, the Company received the final $15.0 million payment resulting from the sale of its III-V product line and its investment in KTC.

8.	ACCRUED WARRANTY
The Company typically warrants its products against defect for 12 months. A provision for estimated future costs and estimated returns for credit relating to such warranty is recorded in the period when product is shipped and revenue recognized, and is updated as additional information becomes available. The Company’s estimate of future costs to satisfy warranty obligations is based primarily on historical warranty expense experienced and a provision for potential future product failures. Changes in the accrued warranty for the three months ended April 1, 2017 are as follows:

Balance, December 31, 2016	$518,000
Additions	100,000
Additions from acquisition	218,000
Claims	(100,000)
Balance, April 1, 2017	$736,000

9.	INCOME TAXES
The Company’s tax benefit of approximately $1.1 million for the three months ended April 1, 2017 represents a net benefit of $62,000 for foreign income taxes including interest income on intercompany loans, uncertain tax positions and a benefit for the net reduction in estimated foreign withholding. In addition, as a result of the acquisition of a company, we recognized $1.1 million of net deferred tax liabilities which provides evidence of recoverability of our net deferred tax assets that previously carried a full valuation allowance. We reduced the valuation allowance on our net deferred tax assets in the amount of $1.1 million and such reduction was recognized as a benefit for income taxes for the year three month period ended April 1, 2017. The Company’s tax provision of approximately $141,000 for the three months ended March 26, 2016, represents the net movement in estimated foreign withholding on anticipated future remitted earnings of an international subsidiary and state taxes. As of April 1, 2017, the Company has available for tax purposes U.S. federal NOLs of approximately $141 million expiring through 2036. The Company has recognized a full valuation allowance on its domestic and certain foreign net deferred tax assets due to the uncertainty of realization of such assets. During the three months ended April 1, 2017 we recorded $0.2 million of expense resulting from the amortization of the intangibles.
Ownership changes, as defined by the Internal Revenue Code, may substantially limit the amount of net operating loss carryforwards that can be utilized annually to offset future taxable income. The ownership change in 2017 did not result in an annual net operating loss limitation as the acquired entity was an S Corporation and did not have loss carryforwards. Subsequent ownership changes could affect the limitation in future years. Such annual limitations could result in the expiration of net operating loss and tax credit carryforwards before utilization.
The tax years 2001 through 2016 remain open to examination by major taxing jurisdictions to which the Company is subject to United States federal tax for the consolidated group. These periods have carryforward attributes generated in years past that may still be adjusted upon examination by the Internal Revenue Service or state tax authorities if they have or will be used in a future period. State statutes are generally shorter with shorter carryforward periods. The Company is currently not under examination by the Internal Revenue Service and is currently under examination by Massachusetts for the 2013 tax year. The Company recognizes both accrued interest and penalties related to its uncertain tax positions related to intercompany loan interest and potential transfer pricing exposure related to its Korean subsidiary.
The Company has concluded that it does not maintain its permanent reinvestment assertion with regard to the unremitted earnings of its Korean subsidiaries. As such, it accrues U.S. tax for the possible future repatriation of these unremitted foreign earnings. If the Company were to repatriate these earnings, it expects to have foreign withholding at a rate of 16.5 %and does not expect any taxes to be paid in the U.S when repatriated as it currently is expected to be a return of capital.

10.	BUSINESS COMBINATION
In March 2017, the Company purchased 100% of the outstanding common stock of a company for $3.7 million. Additional payments of up to $2.0 million may be required if certain future operating performance milestones are met and the selling shareholders remain employed through March 2020. As there is requirement to remain employed to earn the contingent payments, they will be treated as compensation expense. Commencing on the date of acquisition, the Company consolidated the financial results of the acquired company. The identifiable assets acquired and liabilities assumed at the acquisition date have been recognized at fair value of the acquired company.

 The allocation of the purchase price is as follows:

Cash and marketable securities	$2,600
Accounts receivable	490,700
Inventory	768,400
Other identifiable assets	46,800
Order backlog	840,000
Customer relationships	1,000,000
Developed technology	460,000
Trademark portfolio	160,000
Current liabilities	(480,500)
Net deferred tax liabilities	(1,084,000)
Goodwill	1,477,000
Total	$3,681,000

The Company’s goodwill balance is as follows:

	Kopin	Industrial	Total
Balance, December 31, 2016	$844,023	$—	$844,023
March 2017 acquisition	—	1,477,000	1,477,000
Change due to exchange rate fluctuations	5,925	—	5,925
Balance, April 1, 2017	$849,948	$1,477,000	$2,326,948
The identified intangible assets will be amortized on a straight-line basis over the following lives, in years:

Order backlog	1
Customer relationships	2
Developed technology	2
Trademark portfolio	2
The Company recognized $0.2 million in amortization for the three months ended April 1, 2017 related to its intangible assets. In conjunction with the acquisition the Company recorded deferred tax liabilities of approximately $1.1 million associated with the future non-deductible amortization of the intangible assets. These deferred tax liabilities can be used to offset the Company’s net deferred tax assets in future years. The Company reduced the valuation allowance on its net deferred tax assets in the amount of $1.1 million and such reduction was recognized as a benefit for income taxes for the three month period ended April 1, 2017. Acquisition expenses were approximately $0.2 million and are recorded in selling, general and administration expenses.
The following unaudited supplemental pro forma disclosures are provided for the three month periods ended April 1, 2017 and March 26, 2016, assuming the acquisition of the company had occurred as of December 26, 2015. All intercompany transactions have been eliminated.

	Three months ended
	April 1, 2017	March 26, 2016
Revenues	$4,982,000	$6,374,000
Net loss	(8,553,000)	(7,312,000)
For the three month period ended April 1, 2017 the revenues and net loss from the acquired company were $396,000 and $78,000, respectively.
11.     SEGMENTS AND GEOGRAPHICAL INFORMATION
The Company’s chief operating decision maker is its Chief Executive Officer. The Company has determined it has two reportable segments, Industrial, which includes the operations that develop and manufactur its reflective display products for test and simulation products, and Kopin, which includes the operations that develop and manufacture its other products. The following table presents the Company’s reportable segment results (in thousands):

	Three Months Ended
	April 01, 2017
	Kopin	Industrial	Total

Revenues	$2,959	$1,419	$4,378
Net loss attributable to the controlling interest	(7,911)	53	(7,858)
Total assets	76,612	7,441	84,053
Long-lived assets	2,968	32	3,000

	Three Months Ended
	March 26, 2016
	Kopin	Industrial	Total

Revenues	$5,148	$971	$6,119
Net loss attributable to the controlling interest	(6,571)	(346)	(6,917)
Total assets	99,811	1,512	101,323
Long-lived assets	2,695	18	2,713
Property and Plant held for sale	861	—	861
The total assets of Kopin are net of $6.3 million and $5.2 million in intercompany loans to Industrial as of April 1, 2017 and March 26, 2016, respectively.
Previously the Company had two segments consisting of Kopin and FDD. The acquired company is included in the segment formerly known as FDD and the segment has been renamed to Industrial.
During the three month periods ended April 1, 2017 and March 26, 2016, the Company derived its sales from the following geographies (as a percentage of net revenues):

	Three Months Ended
	April 1, 2017	March 26, 2016
United States	49%	29%
Others	—%	—%
Americas	49%	29%
Asia-Pacific	28%	51%
Europe	23%	20%
Total Revenues	100%	100%

12.	LITIGATION
The Company may engage in legal proceedings arising in the ordinary course of business. Claims, suits, investigations and proceedings are inherently uncertain and it is not possible to predict the ultimate outcome of such matters and our business, financial condition, results of operations or cash flows could be affected in any particular period.

13.     AMOUNTS DUE TO/DUE FROM AFFILATES
During the first quarter of 2017 the Company had the following transactions with affiliates:

	Sales	Purchases
Affiliate 1	$—	$9,000
Affiliate 2	$62,000	$—
	$62,000	$9,000
At April 1, 2017, the Company had the following receivables and payables with affiliates:

	Receivables	Payables
Affiliate 1	$—	$1,000
Affiliate 2	$27,000	$—
	$27,000	$1,000

14.	IMMATERIAL RESTATEMENT
During the third quarter of 2016, the Company discovered embezzlement activities at its Korean subsidiary. Based upon the results of forensic investigation procedures, the Company identified that the embezzlement activities occurred from fiscal year 2011 through fiscal year 2016. The embezzlement resulted in a total theft loss of $1,589,000 over that period and as a result of the embezzlement we have made the following correcting adjustments to the amounts presented in our previously issued quarterly financial information.

In the three month period ended March 26, 2016, the Company has recorded in Other income (expense), net, embezzlement expense of approximately $77,000, representing the total amount of theft loss that occurred during the first quarter of fiscal 2016. Of that amount, $61,000 had previously been expensed, although misclassified ($11,000 as Cost of component revenues and $50,000 as Foreign currency transaction losses), and $16,000 had been incurred but not yet recorded in the first quarter of 2016. Accordingly, the embezzlement expense recorded in the accompanying financial statements includes the effects of correcting these misstatements.

15.	SUBSEQUENT EVENTS
On April 20, 2017, the Company completed the sale of 7.6 million shares of the Company's common stock to Goertek, Inc. and received cash proceeds of approximately $24.7 million. The 7.6 million shares of the Company's common stock will be issued from the Company's treasury stock.

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward Looking Statements
This Quarterly Report on Form 10-Q (including the information incorporated by reference) contains ‘‘forward-looking statements’’ within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the United States Private Securities Litigation Reform Act of 1995, and that involve risks and uncertainties. These statements and other risks described below as well as those discussed elsewhere in this Quarterly Report Form 10-Q, documents incorporated by reference and other documents and reports that we file periodically with the Securities and Exchange Commission (“SEC”) include, without limitation, statements relating to our belief that we will incur significant development and marketing costs in 2017 to commercialize our Wearable technologies; our expectation that the cash and marketable debt securities held by Kowon will eventually be remitted back to the U.S.; our expectation that customers that purchase our products for Wearable applications will launch products in 2017; our expectation that we will offer our proprietary noise cancellation chip which we refer to as “Whisper Chip™” in 2017; our expectation that any market risk associated with our international operations is unlikely to have a material adverse effect on our business, financial condition or results of operation; our belief that a strengthening of the U.S. dollar could increase the price of our products in foreign markets; our expectation that we will expend between $2.0 million and $3.0 million on capital expenditures over the next twelve months; our belief that our available cash resources will support our operations and capital needs for at least the next twelve months; our expectation that we will have taxes based on federal alternative minimum tax rules and on our foreign operations in 2017; our expectation that we will have a state tax provision in 2017; and our belief that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations, and cash flows should not be material. This Quarterly Report on Form 10-Q should be read in conjunction with our Form 10-K and other documents filed with the Securities and Exchange Commission. Our Form 10-K and other documents we have filed with the Securities and Exchange Commission also contain these additional forward-looking statements. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industries in which we operate, management's beliefs, and assumptions made by management. In addition, other written or oral statements, which constitute forward-looking statements, may be made by or on behalf of us. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “could”, “seeks”, “estimates”, and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements, whether as a result of new information, future events or otherwise. Factors that could cause or contribute to such differences in outcomes and results include, but are not limited to, those discussed below in Item 1A and those set forth in our other periodic filings filed with the Securities and Exchange Commission. Except as required by law, we do not intend to update any forward-looking statements even if new information becomes available or other events occur in the future.
Critical Accounting Policies
Management's discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. We regularly evaluate our estimates used in the preparation of our financial statements, including those related to revenue recognition under the percentage of completion method, bad debts, inventories, warranty reserves, investment valuations, valuation of stock compensation awards and recoverability of deferred tax assets. When we make acquisitions we use estimates in determining the allocation of the purchase price. These estimates included the forecasted operating results and cash flow projections of the acquired company, the appropriate time period to analyze the forecasted operating results and cash flow projections, additional investments, if any, in order to complete development of products and the cost to bring them to market, the weighted average cost of capital for the Company and discount rates.   We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not apparent from other sources. Actual results will most likely differ from these estimates. Further detail regarding our critical accounting policies can be found in “Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2016.
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
Components
The components we offer for sale primarily consist of our displays, backlights, ASICs and optical lenses. In 2017, we also anticipate offering our proprietary noise cancellation chip which we refer to as “Whisper Chip™”.
Our principal display products are miniature high density color or monochrome Active Matrix Liquid Crystal Displays (AMLCDs) with resolutions that range from approximately 320 x 240 resolution to 2048 x 2048 resolution, sold in either a transmissive or reflective format. We sell our displays individually or in combination with our other components assembled in a unit. For example, we sell a module unit which includes a single display, backlight and optics in a plastic housing, a binocular display module unit which includes two displays, backlights and optics in a plastic housing or a Higher-Level Assembly (HLA) which contains a display, light emitting diode based illumination, optics, and electronics in a sealed housing, primarily for military applications.
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

•	Professional virtual reality systems that allow customers to visualize and interact with simulated 3D environments.
Our headsets receive or transmit data from or to the internet by interfacing with a smartphone or similar device via WiFi or Bluetooth. They can also receive information from devices in close proximity using ANT+. The display module or optical pod allows users to view the information such as WEB data, emails, text messages, maps or biometric data (heart rate), situational data (speed, distance traveled, Watts produced) at a “normal” viewing size because of our specialized optics. Our industrial headset provides the capability of viewing technical diagrams, by enabling the user to zoom in to see finer details or zoom out to see a larger perspective. Our industrial headset is equipped with a camera to enable a picture to be taken, video to be streamed or face-to-face communication to occur. The camera enables users to send pictures or stream live video to a remote subject matter expert so that both the user and expert can analyze an issue at the same time and collaboratively identify and implement a solution. Our headset reference designs utilize operating system software we developed. Our professional virtual reality systems allow our customers to develop high-fidelity training and simulation applications.
We have three sources of revenues: product revenues, which are our primary source of revenues, research and development (R&D) revenues primarily from development contracts with agencies or prime contractors of the U.S. government and commercial enterprises and license revenues from our reference designs. To date our license revenues have been de minimis. For the three months ended April 1, 2017, R&D revenues were $0.4 million, or 10.2% of total revenues. This contrasted with $0.1 million, or 2.3% of total revenues for the corresponding period in 2016.
 Results of Operations
The three month periods ended April 1, 2017 and March 26, 2016 are referred to as 2017 and 2016, respectively. The year ended period December 31, 2016 is referred to as fiscal year 2016.

Revenues. For 2017 and 2016, our revenues, which include component sales and amounts earned from research and development contracts, were as follows (in millions):

	Three Months Ended
Display Revenues by Application	April 1, 2017	March 26, 2016
Wearable	$0.7	$2.6
Military	0.9	1.5
Industrial	1.9	1.1
Consumer	0.5	0.8
Research & Development	0.4	0.1
Total	$4.4	$6.1
Wearable Applications primarily represents sales of our components for products that are worn on the body for other than Military Applications. The decrease in Wearable Applications revenues in 2017 as compared to 2016 is primarily because of a decrease in sales to customers who use our products for drone headset applications and a health and fitness application. Sales of our products to customers that use our products for Wearable Applications is a critical part of our strategy to increase revenues and return to profitability and positive cash flow. Our success in selling our products for Wearable Applications will depend on the demand for our customers’ new products, which we are unable to predict. Sales of our products for Military Applications decreased in 2017 as compared to 2016 because of a decrease in demand from several small programs. We are in qualification for the US military’s Family of Weapon Sights (FWS) program. The FWS program has several sub-programs and we are currently proposing to be a supplier for the FWS-I and FWS-C programs. As part of the qualification process we are receiving low volume orders for the FWS-I program. Industrial Applications represents customers who purchase our display products for use in headsets used for applications in public safety and equipment such as 3D metrology and training and simulation. Sales of our products for use in 3D metrology applications in 2017 have increased as compared to 2016. In addition in the first quarter of 2017, we acquired a company that produces virtual reality systems for professional 3D applications. Sales of the acquired company were approximately $400,000 in the first quarter of 2017.
International sales represented 51% and 71% of product revenues for the three months ended April 1, 2017 and March 26, 2016, respectively. Our international sales are primarily denominated in U.S. currency. Consequently, a strengthening of the U.S. dollar could increase the price in local currencies of our products in foreign markets and make our products relatively more expensive than competitors' products that are denominated in local currencies, leading to a reduction in sales or profitability in those foreign markets. In addition, our Korean subsidiary, Kowon, holds U.S. dollars. As a result, our financial position and results of operations are subject to exchange rate fluctuation in transactional and functional currency. We have not taken any protective measures against exchange rate fluctuations, such as purchasing hedging instruments with respect to such fluctuations, because of the historically stable exchange rate between the Japanese yen, Great Britain pound, Korean won and the U.S. dollar.
Cost of Component Revenues.

	Three Months Ended
	April 1, 2017	March 26, 2016
Cost of product revenues (in millions):	$3.1	$4.7
Cost of product revenues as a % of net product revenues	79.3%	77.7%
For the three months ended April 1, 2017, cost of product revenues, which is comprised of materials, labor and manufacturing overhead related to the production of our products, increased as a percentage of revenues in 2017 as compared to 2016 because of under absorbed fixed overhead costs due to lower sales volume and lower productivity. Many of our sales programs are for new products which have unpredictable demand which requires us to use forecasts in determining the number of production employees. If actual demand is less than forecast we will have excess labor costs and lower productivity.
Research and Development. Research and development (R&D) expenses are incurred in support of internal development programs or programs funded by agencies or prime contractors of the U.S. government and commercial partners. R&D revenues associated with funded programs are presented separately in revenue in the statement of operations. Research and development costs include staffing, purchases of materials and laboratory supplies, circuit design costs, fabrication and packaging of display products, and overhead. For the three months ended April 1, 2017 and March 26, 2016, R&D expense was as follows (in millions):

	Three Months Ended
	April 1, 2017	March 26, 2016
Funded	$0.9	$0.1
Internal	3.4	3.9
Total research and development expense	$4.3	$4.0

Funded R&D expense for the three months ended April 1, 2017 increased as compared to the prior year due to an increase in spending for military programs. For the three months ended April 1, 2017, internal R&D costs decreased as compared to the same period in 2016 due to the transition into production or the discontinuation of certain products. We expect to incur significant development costs in fiscal year 2017 to commercialize our Wearable technologies and develop military products.
Selling, General and Administrative.  Selling, general and administrative (S,G&A) expenses consist of the expenses incurred by our sales and marketing personnel and related expenses, and administrative and general corporate expenses.

	Three Months Ended
	April 1, 2017	March 26, 2016
Selling, general and administration expense (in millions):	$5.6	$3.8
Selling, general and administration expense as a % of revenues	128.7%	61.5%

S,G&A increased for the three months ended April 1, 2017 as compared to the same period in 2016, reflecting a $0.8 million increase in legal and accounting cost and a $1.2 million increase in stock-based compensation costs.
Other Income and Expense

	Three Months Ended
	April 1, 2017	March 26, 2016
Other expense (in millions):	$(0.4)	$(0.3)
Other income and expense, net, is primarily composed of interest income, foreign currency transaction and remeasurement gains and losses incurred by our Korean and UK-based subsidiaries and other non-operating income items. During the three months ended April 1, 2017, we recorded $1.2 million of foreign currency losses. During the three months ended March 26, 2016, we recorded $0.5 million of foreign currency losses. During the three months ended April 1, 2017 we recorded a non-cash $0.3 million gain on the mark to market of a warrant we received as part of a license of our technology.
In 2016, we discovered an embezzlement at our Korean subsidiary of approximately $1.6 million which occurred during the period 2011 through 2016. The amount stolen for the three months ended March 26, 2016 was approximately $0.1 million. During the three months ended April 1, 2017 we recognized approximately $280,000 received from the family of the embezzler as restitution.
Tax Provision. For the three months ended April 1, 2017, we recorded a tax benefit of $1,146,000 of which $62,000 is a decrease in estimated foreign withholding on anticipated future remitted earnings of a foreign subsidiary. In addition as a result of the acquisition of a company we recognized $1.1 million of net deferred tax liabilities which can offset our net deferred tax assets in future years. We reduced the valuation allowance on our net deferred tax assets in the amount of $1.1 million and such reduction was recognized as a benefit for income taxes for the three months ended April 1, 2017. For the three months ended March 26, 2016, we recorded a tax provision of $141,000 for estimated state taxes and an increase in estimated foreign withholding on anticipated future remitted earnings of an international subsidiary
Net Income Attributable to Noncontrolling Interest. As of April 1, 2017, we owned approximately 93% of the equity of Kowon and 80% of the equity of eMDT. Net loss attributable to noncontrolling interest on our consolidated statement of operations represents the portion of the results of operations of our majority owned subsidiaries which is allocated to the shareholders of the equity interests not owned by us. The change in net income attributable to noncontrolling interest is the result of the change in the results of operations of Kowon and eMDT for the three months ended April 1, 2017 and March 26, 2016.
Liquidity and Capital Resources
As of April 1, 2017, we had cash and equivalents and marketable securities of $67.8 million and working capital of $60.5 million compared to $77.2 million and $70.0 million, respectively, as of December 31, 2016. The change in cash and equivalents and marketable securities was primarily due to net outflow of cash used in operating activities of $6.6 million and acquisition of a company for $3.3 million, offset by cash provided by investing activities of $12.0 million.
Cash and marketable debt securities held in U.S. dollars:

Domestic	$47,270,419
Foreign	9,471,542
Subtotal cash and marketable debt securities	56,741,961
Cash and marketable debt securities held in other currencies and converted to U.S. dollars	11,008,609
Total cash and marketable debt securities	$67,750,570
We have no plans to repatriate the cash and marketable debt securities held in our foreign subsidiaries FDD and Kopin Software Ltd. and, as such, we have not recorded any deferred tax liability with respect to such cash. The manufacturing operations at our Korean facility, Kowon, have ceased. Kowon has approximately $18.6 million of cash and marketable debt securities which we anticipate will eventually be remitted to the U.S. and, accordingly, we have recorded deferred tax liabilities associated with its unremitted earnings.
In December 2016, we entered into an agreement with a Chinese company under which they would acquire 7,589,000 shares of unregistered stock of the Company for approximately USD $24.7 million. The transaction was completed on April 20, 2017.
In March 2017, we acquired 100% of the outstanding stock of a company for $3.7 million plus contingent consideration. In March 2017 we paid $3.3 million and at April 1, 2017 accrued an additional $0.4 million as part of a working capital adjustment. An additional $2.0 million can be earned if certain cash flow milestones are met and certain employees remain with the company through March 2020.
We lease facilities located in Westborough, Massachusetts, Reston, Virginia, San Jose, California and Scotts Valley, California under non-cancelable operating leases. The Westborough, Reston, San Jose and Scotts Valley leases expire in 2023, 2018, 2021 and 2018, respectively.
We lease a facility in Dalgety Bay, Scotland which expires in 2019, a facility in Nottingham, United Kingdom, which expires in 2017, an office in Hong Kong which expires in 2018 and an office in Japan which expires in 2017.
We expect to expend between $2 million and $3 million on capital expenditures over the next twelve months. We own approximately 93% of Kowon, our Korean subsidiary. The owners of the remaining 7% have expressed a desire to sell their shares to the Company. We are evaluating whether to purchase the shares.
As of April 1, 2017, we had U.S. federal and state tax loss carry-forwards, which may be used to offset U.S. future federal and state taxable income. We also had tax loss carry-forwards generated in our foreign subsidiaries which may be used to offset future foreign taxable income. We may be subject to alternative minimum taxes, foreign taxes and state income taxes depending on our taxable income and sources of taxable income.
Historically, we have financed our operations primarily through public and private placements of our equity securities and cash generated from operations. We believe our available cash resources will support our operations and capital needs for at least the next twelve months.
Seasonality
There has been no seasonal pattern to our sales in fiscal years 2017 and 2016.
Contractual Obligations
The following is a summary of our contractual payment obligations for operating leases as of April 1, 2017:

Contractual Obligations	Total	Less than 1 year	1-3 Years	3-5 years	More than 5 years
Operating Lease Obligations	$5,657,000	$1,337,000	$1,983,000	$1,674,000	$663,000

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
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
Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act) were not effective. This conclusion was based on the existence of the material weaknesses in our internal control over financial reporting previously disclosed and discussed below and as more fully discussed in our Annual Report on Form 10-K for the year ended December 31, 2016.

As disclosed in our Annual Report on Form 10-K, Item 9A, for the year ended December 31, 2016, our management concluded that our internal control over financial reporting was not effective at December 31, 2016. We are actively engaged in the implementation of a remediation plan, described below, to ensure that controls contributing to the material weaknesses are designed appropriately and will operate effectively.

Management's Plan to Remediate the Material Weaknesses

Our Korean subsidiary had stopped production in 2013 and was maintained by a small staff, pending sale the facilities, which occurred in June of 2016. The employee responsible for the embezzlement was able in large part to perpetrate the fraud by obtaining the Company’s seal and using it to authenticate fraudulent documents. The Company seal was removed from local management’s control by December 31, 2016 and now resides with an independent party. Local management must now make requests of our corporate accounting department to execute transactions. Our corporate accounting department coordinates with the independent party to execute any transactions. Our Korean subsidiaries accounting function has been out sourced to an independent third party who reports directly to the corporate accounting department. In addition, enhanced reviews of bank statements, account reconciliations and supporting analysis are being performed by our corporate accounting department.

We expect that our remediation efforts will continue, although the material weaknesses will not be considered remediated until our controls are operational for a period of time, these controls are tested and management concludes that these controls are operating effectively.

Notwithstanding the identified material weakness and management’s assessment that internal control over financial reporting was ineffective as of April 1, 2017, management believes that the consolidated financial statements contained in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

Changes in Internal Control over Financial Reporting

There were no changes in the our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that was conducted during the quarter ended April 1, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except for our remediation efforts described above.

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
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2016. The risks discussed in our Annual Report on Form 10-K could materially affect our business, financial condition and future results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Sale of Unregistered Securities
In December 2016, we entered into an agreement with a Chinese company, Goertek Inc. (“Goertek”) pursuant to which Goertek would acquire 7,589,000 shares of unregistered stock of the Company for approximately USD $24.7 million. The transaction was completed on April 20, 2017. Other than the sale to Goertek we have not sold any securities in the past three years which were not registered under the Securities Act.
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
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at April 1, 2017 (Unaudited) and December 31, 2016, (ii) Condensed Consolidated Statements of Operations (Unaudited) for the three months ended April 1, 2017 and March 26, 2016, (iii) Condensed Consolidated Statement of Comprehensive (Loss) Income (Unaudited) for the three months ended April 1, 2017 and March 26, 2016, (iv) Condensed Consolidated Statements of Stockholders’ Equity (Unaudited) for the three months ended April 1, 2017, (v) Condensed Consolidated Statements of Cash Flows (Unaudited) for the three months ended April 1, 2017 and March 26, 2016, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KOPIN CORPORATION (Registrant)

Date:	May 11, 2017	By:	/S/ John C.C. Fan
John C.C. Fan
President, Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

Date:	May 11, 2017	By:	/S/ RICHARD A. SNEIDER
Richard A. Sneider
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)