Form 10-Q
period 2017-07-01
KOPIN CORP
filed 2017-08-10
CIK 771266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
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

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes  ☐   No  ☒
Indicate the number of shares outstanding of each issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 4, 2017
Common Stock, par value $.01	75,156,563

Kopin Corporation

Part 1: FINANCIAL INFORMATION

Item 1:	Condensed Consolidated Financial Statements (Unaudited)
KOPIN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	July 1, 2017	December 31, 2016
ASSETS
Current assets:
Cash and equivalents	$30,541,293	$15,822,495
Marketable debt securities, at fair value	54,367,251	61,375,401
Accounts receivable, net of allowance of $136,000 in 2017 and 2016	1,943,272	1,699,195
Inventory	4,412,962	3,302,112
Prepaid taxes	138,365	341,144
Prepaid expenses and other current assets	1,393,741	853,757
Total current assets	92,796,884	83,394,104
Property, plant and equipment, net	3,708,747	2,976,006
Goodwill	2,359,979	844,023
Intangible assets, net	1,829,455	—
Other assets	938,791	618,139
Total assets	$101,633,856	$87,832,272
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,182,746	$4,355,462
Accrued payroll and expenses	1,968,389	1,443,976
Accrued warranty	854,220	518,000
Billings in excess of revenue earned	1,027,227	981,761
Other accrued liabilities	3,601,399	2,560,144
Income tax payable	729,582	935,364
Deferred tax liabilities	2,623,679	2,571,000
Total current liabilities	14,987,242	13,365,707
Asset retirement obligations	260,668	246,922
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $.01 per share: authorized, 3,000 shares; none issued	—	—
Common stock, par value $.01 per share: authorized, 120,000,000 shares; issued 79,749,818 shares in 2017 and 79,648,618 shares in 2016; outstanding 72,187,688 shares in 2017 and 64,538,686 shares in 2016	767,009	766,409
Additional paid-in capital	330,161,572	328,524,644
Treasury stock (4,513,256 shares in 2017 and 12,102,258 shares in 2016, at cost)	(17,238,669)	(42,741,551)
Accumulated other comprehensive income	2,642,260	1,570,971
Accumulated deficit	(230,071,829)	(214,042,787)
Total Kopin Corporation stockholders’ equity	86,260,343	74,077,686
Noncontrolling interest	125,603	141,957
Total stockholders’ equity	86,385,946	74,219,643
Total liabilities and stockholders’ equity	$101,633,856	$87,832,272

See notes to unaudited condensed consolidated financial statements

KOPIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	July 1, 2017	June 25, 2016	July 1, 2017	June 25, 2016
Revenues:
Net product revenues	$4,979,400	$4,096,529	$8,912,543	$10,074,663
Research and development revenues	948,069	258,746	1,393,054	399,750
	5,927,469	4,355,275	10,305,597	10,474,413
Expenses:
Cost of product revenues	4,117,226	4,646,846	7,234,583	9,282,887
Research and development	4,678,221	4,119,401	8,960,090	8,159,352
Selling, general and administration	5,200,261	4,282,264	10,841,947	8,043,113
Gain on sale of property and plant	—	(7,700,522)	—	(7,700,522)
	13,995,708	5,347,989	27,036,620	17,784,830
Loss from operations	(8,068,239)	(992,714)	(16,731,023)	(7,310,417)
Other income (expense):
Interest income	186,142	175,765	419,919	340,713
Other income (expense), net	65,018	(119,282)	325,430	(158,374)
Foreign currency transaction gains (losses)	556,539	44,503	(634,743)	(457,437)
Gain on investments	—	—	274,000	—
	807,699	100,986	384,606	(275,098)
Loss before benefit (provision) for income taxes and net (income) loss attributable to noncontrolling interest	(7,260,540)	(891,728)	(16,346,417)	(7,585,515)
Tax benefit (provision)	—	(1,963,000)	1,146,000	(2,104,000)
Net loss	(7,260,540)	(2,854,728)	(15,200,417)	(9,689,515)
Net (income) loss attributable to the noncontrolling interest	(71,431)	(339,374)	10,007	(438,047)
Net loss attributable to the controlling interest	$(7,331,971)	$(3,194,102)	$(15,190,410)	$(10,127,562)
Net loss per share
Basic and diluted	$(0.10)	$(0.05)	$(0.22)	$(0.16)
Weighted average number of common shares outstanding
Basic and diluted	70,626,542	64,011,571	67,582,615	63,994,809
See notes to unaudited condensed consolidated financial statements

KOPIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended		Six Months Ended
	July 1, 2017	June 25, 2016	July 1, 2017	June 25, 2016
Net loss	$(7,260,540)	$(2,854,728)	$(15,200,417)	$(9,689,515)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(666,343)	(92,228)	931,062	643,956
Unrealized holding gains on marketable securities	149,094	92,596	137,780	410,106
Reclassification of holding losses in net loss	(2,745)	(38,360)	(3,900)	(34,192)
Other comprehensive (loss) income	(519,994)	(37,992)	1,064,942	1,019,870
Comprehensive loss	$(7,780,534)	$(2,892,720)	$(14,135,475)	$(8,669,645)
Comprehensive income attributable to the noncontrolling interest	(41,680)	(337,788)	16,354	(468,489)
Comprehensive loss attributable to controlling interest	$(7,822,214)	$(3,230,508)	$(14,119,121)	$(9,138,134)
See notes to unaudited condensed consolidated financial statements

KOPIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income		Accumulated Deficit		Total Kopin Corporation Stockholders’ Equity		Noncontrolling Interest		Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2016	76,640,943	$766,409	$328,524,644	$(42,741,551)	$1,570,971		$(214,042,787)		$74,077,686		$141,957		$74,219,643
Stock-based compensation	—	—	1,637,528	—	—		—		1,637,528		—		1,637,528
Vesting of restricted stock	60,000	600	(600)	—	—		—		—		—		—
Other comprehensive income	—	—	—	—	1,071,289		—		1,071,289		(6,347)		1,064,942
Sale of unregistered stock	—	—	—	25,502,882	—	—	(838,632)	—	24,664,250	—	—	—	24,664,250
Net loss	—	—	—	—	—		(15,190,410)		(15,190,410)		(10,007)		(15,200,417)
Balance, July 1, 2017	76,700,943	$767,009	$330,161,572	$(17,238,669)	$2,642,260		$(230,071,829)		$86,260,343		$125,603		$86,385,946
See notes to unaudited condensed consolidated financial statements

KOPIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	July 1, 2017	June 25, 2016
Cash flows from operating activities:
Net loss	$(15,200,417)	$(9,689,515)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,142,506	651,687
Accretion of premium or discount on marketable debt securities	38,848	78,261
Stock-based compensation	1,968,128	951,053
Foreign currency losses	656,613	563,548
Change in allowance for bad debt	—	(17,644)
Unrealized gain on warrant	(274,000)	—
Deferred income taxes	(1,169,940)	1,363,000
Gain on sale of property and plant	—	(7,700,522)
Other non-cash items	452,199	244,956
Change in warranty reserves	117,625	—
Changes in assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	241,213	145,076
Inventory	(778,240)	(696,705)
Prepaid expenses and other current assets	(275,988)	295,257
Accounts payable and accrued expenses	358,388	1,682,820
Billings in excess of revenue earned	45,466	(152,872)
Net cash used in operating activities	(12,677,599)	(12,281,600)
Cash flows from investing activities:
Other assets	(37,296)	(187,646)
Capital expenditures	(1,071,742)	(305,059)
Proceeds from sale of marketable debt securities	24,322,300	30,488,413
Purchase of marketable debt securities	(16,812,114)	(35,064,288)
Proceeds from sale of property and plant	—	8,106,819
Cash paid for acquisition, net of cash acquired	(3,690,047)	—
Proceeds from sale of III-V product line	—	15,000,000
Net cash provided by investing activities	2,711,101	18,038,239
Cash flows from financing activities:
Sale of unregistered stock	24,664,250	—
Settlements of restricted stock for tax withholding obligations	—	(1,500)
Net cash provided by (used in) financing activities	24,664,250	(1,500)
Effect of exchange rate changes on cash	21,046	203,402
Net increase in cash and equivalents	14,718,798	5,958,541
Cash and equivalents:
Beginning of period	15,822,495	19,767,889
End of period	$30,541,293	$25,726,430
See notes to unaudited condensed consolidated financial statements

KOPIN CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION
The condensed consolidated financial statements of Kopin Corporation (the Company) as of July 1, 2017 and for the three and six month periods ended July 1, 2017 and June 25, 2016 are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. These condensed consolidated financial statements should be read in conjunction with the Company’s financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for any other interim period or for a full fiscal year.
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
To date, the Company has begun an initial assessment of the Company's revenue streams and has hired an external consulting firm to assist the Company with assessing the impact of applying the five-step model to new and existing contracts to evaluate the quantitative and qualitative impacts the new standard will have on the Company's business and reported revenues. We expect to complete our assessment of the effects of adopting ASU 2014-09 during 2017, and we will continue our evaluation of ASU 2014-09, including how it may impact new arrangements we enter into as well as new or emerging interpretations of the standard, through the date of adoption. The Company is required to apply the guidance in ASU 2014-09 as of January 1, 2018.
Leases
In February 2016, the FASB issued Accounting Standards Update No. 2016-02 (Topic 842) Leases. Topic 842 supersedes the lease recognition requirements in Accounting Standards Codification Topic 840, "Leases". Under Topic 842, lessees are required to recognize assets and liabilities on the balance sheet for most leases and provide enhanced disclosures. Leases will continue to be classified as either finance or operating. Topic 842 is effective for annual reporting periods, and interim periods within those years beginning after December 15, 2018. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements, and there are certain optional practical expedients that an entity may elect to apply. Full retrospective application is prohibited and early adoption by public entities is permitted. We expect to complete our assessment in 2018 and is required to adopt ASU 2016-02 as of January 1, 2019 using the modified retrospective method. We expect the potential impact of adopting ASU 2016-02 to be material to our lease liabilities and assets on our consolidated balance sheets.

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

Intangibles- Goodwill and Other

In January 2017, the FASB issued ASU 2017-04, Intangibles- Goodwill and Other (Topic 350). The new guidance simplifies the accounting for goodwill impairments by eliminating Step 2 from the goodwill impairment test. The guidance requires, among other things, recognition of an impairment loss when the carrying amount of a reporting unit exceeds its fair value. The loss recognized is limited to the total amount of goodwill allocated to that reporting unit. The guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is evaluating the impact this standard will have on its financial statements.

2.	CASH AND EQUIVALENTS AND MARKETABLE SECURITIES
The Company considers all highly liquid, short-term debt instruments with original maturities of three months or less to be cash equivalents.
Marketable debt securities consist primarily of commercial paper, medium-term corporate notes, and U.S. government and agency backed securities. The Company classifies these marketable debt securities as available-for-sale at fair value in “Marketable debt securities, at fair value”. The Company's investment in GCS Holdings is included in "Other Assets" as available-for-sale and at fair value. The Company records the amortization of premium and accretion of discounts on marketable debt securities in the results of operations.
The Company uses the specific identification method as a basis for determining cost and calculating realized gains and losses with respect to marketable debt securities. The gross gains and losses realized related to sales and maturities of marketable debt securities were not material during the three and six months ended July 1, 2017 and the year ended December 31, 2016.
Investments in available-for-sale marketable debt securities are as follows at July 1, 2017 and December 31, 2016

	Amortized Cost		Unrealized Gains		Unrealized Losses		Fair Value
	2017	2016	2017	2016	2017	2016	2017	2016
U.S. government and agency backed securities	$36,579,935	$36,343,817	$—	$—	$(154,442)	$(252,556)	$36,425,493	$36,091,261
Corporate debt and certificates of deposit	17,985,051	25,323,428	—	—	(43,293)	(39,288)	17,941,758	25,284,140
Total	$54,564,986	$61,667,245	$—	$—	$(197,735)	$(291,844)	$54,367,251	$61,375,401
The contractual maturity of the Company’s marketable debt securities is as follows at July 1, 2017:

	Less than One year	One to Five years	Greater than Five years	Total
U.S. government and agency backed securities	$16,462,663	$17,016,810	$2,946,020	$36,425,493
Corporate debt and certificates of deposit	16,983,008	958,750	—	17,941,758
Total	$33,445,671	$17,975,560	$2,946,020	$54,367,251
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
The Company further estimates the amount of OTTI resulting from a decline in the creditworthiness of the issuer (credit-related OTTI) and the amount of non credit-related OTTI. Non credit-related OTTI can be caused by such factors as market illiquidity. Credit-related OTTI is recognized in earnings while non credit-related OTTI on securities not expected to be sold is recognized in other comprehensive income (loss). The Company did not record an OTTI for the three and six months ended July 1, 2017 and June 25, 2016.

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
The following table details the fair value measurements of the Company’s financial assets:

		Fair Value Measurement July 1, 2017 Using:
	Total	Level 1	Level 2	Level 3
Cash and Equivalents	$30,541,293	$30,541,293	$—	$—
U.S. Government Securities	36,425,493	6,929,160	29,496,333	—
Corporate Debt	7,333,186	—	7,333,186	—
Certificates of Deposit	10,608,572	—	10,608,572	—
GCS Holdings	371,245	371,245	—	—
Warrant	274,000	—	—	274,000
	$85,553,789	$37,841,698	$47,438,091	$274,000

		Fair Value Measurement December 31, 2016 Using:
	Total	Level 1	Level 2	Level 3
Cash and Equivalents	$15,822,495	$15,822,495	$—	$—
U.S. Government Securities	36,091,261	7,144,767	28,946,494	—
Corporate Debt	7,557,029	—	7,557,029	—
Certificates of Deposit	17,727,111	—	17,727,111	—
GCS Holdings	331,454	331,454	—	—
	$77,529,350	$23,298,716	$54,230,634	$—
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
Inventory is stated at the lower of cost (determined on the first-in, first-out) or market and consists of the following at July 1, 2017 and December 31, 2016:

	July 1, 2017	December 31, 2016
Raw materials	$2,397,048	$1,986,491
Work-in-process	1,692,806	1,186,162
Finished goods	323,108	129,459
	$4,412,962	$3,302,112

5.	NET LOSS PER SHARE
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
The following were not included in weighted average common shares outstanding-diluted because they are anti-dilutive or performance or market conditions had not been met at the end of the period:

	Three Months Ended		Six Months Ended
	July 1, 2017	June 25, 2016	July 1, 2017	June 25, 2016
Non-vested restricted common stock	3,048,874	2,734,016	3,048,874	2,734,016

6.	STOCKHOLDERS' EQUITY AND STOCK-BASED COMPENSATION
On April 20, 2017, the Company sold 7,589,000 shares of unregistered common stock to Goertek Inc. for $24,664,250 ($3.25 per share). This represents approximately 10.1% of Kopin’s total outstanding shares of common stock as of the date of purchase. In addition, Kopin and Goertek have entered into agreements to jointly develop and commercialize a range of technologies and wearable products. Goertek is a leading innovative global technology company headquartered in Weifang, China that designs and manufactures a range of consumer electronics products for brand customers including wearables, virtual and augmented reality headsets, and audio products. The transaction was accounted for under FASB ASC 505-30 "Treasury Stock", and the loss on the sale of the treasury stock of approximately $0.8 million was charged to retained earnings. See "Note 13. Amounts Due To/Due From Affiliates" for additional discussion around agreements with Goertek.
The fair value of non-vested restricted common stock awards is generally the market value of the Company’s common stock on the date of grant. The non-vested restricted common stock awards require the employee to fulfill certain obligations, including remaining employed by the Company for one, two or four years (the vesting period) and in certain cases also require meeting either performance criteria or the Company’s stock achieving a certain price. For non-vested restricted common stock awards which solely require the recipient to remain employed with the Company, the stock compensation expense is amortized over the anticipated service period. For non-vested restricted common stock awards which require the achievement of performance criteria, the Company reviews the probability of achieving the performance goals on a periodic basis. If the Company determines that it is probable that the performance criteria will be achieved, the amount of compensation cost derived for the performance goal is amortized over the anticipated service period. If the performance criteria are not met, no compensation cost is recognized and any previously recognized compensation cost is reversed. Some of the restricted stock awards vest upon our stock price achieving certain levels. These awards are referred to as Liability Awards and are mark to market. Accordingly in some periods there is expense and in other periods the expense may reverse. The Company recognizes compensation costs on a straight-line basis over the requisite service period for time-vested awards.
Non-Vested Restricted Common Stock

	Shares	Weighted Average Grant Fair Value
Balance, December 31, 2016	3,007,674	$3.21
Granted	120,000	3.44
Forfeited	(18,800)	2.59
Vested	(60,000)	1.70
Balance, July 1, 2017	3,048,874	$3.26

Stock-Based Compensation
The following table summarizes stock-based compensation expense within each of the categories below as it relates to non-vested restricted common stock awards for the three and six months ended July 1, 2017 and June 25, 2016 (no tax benefits were recognized):

	Three Months Ended		Six Months Ended
	July 1, 2017	June 25, 2016	July 1, 2017	June 25, 2016
Cost of component revenues	$159,081	$147,403	$263,174	$289,937
Research and development	194,655	131,953	413,213	248,848
Selling, general and administrative	322,287	615,243	1,291,741	412,268
Total	$676,023	$894,599	$1,968,128	$951,053
Unrecognized compensation expense for non-vested restricted common stock as of July 1, 2017 totaled $4.7 million and is expected to be recognized over a weighted average period of approximately two years.
The selling, general and administrative expense includes Liability Awards and the increase in expense for the six month period ended July 1, 2017 as compared to June 25, 2016 is partially the result of a higher stock price of the Company at July 1, 2017 as compared to June 25, 2016. Included in Other accrued liabilities is $1.4 million in deferred compensation from equity awards which are classified as Liability Awards.

7.	NOTE RECEIVABLE
In January 2016, the Company received the final $15.0 million payment resulting from the sale of its III-V product line and its investment in KTC.

8.	ACCRUED WARRANTY
The Company typically warrants its products against defect for 12 months, however, for certain products a customer may purchase an extended warranty. Revenues from the sale of extended warranties are recognized over the additional warranty period purchased. A provision for estimated future costs and estimated returns for credit relating to such warranty is recorded in the period when product is shipped and revenue recognized, and is updated as additional information becomes available. The Company’s estimate of future costs to satisfy warranty obligations is based primarily on historical warranty expense experienced and a provision for potential future product failures. Changes in the accrued warranty for the six months ended July 1, 2017 are as follows:

Balance, December 31, 2016	$518,000
Additions	231,000
Additions from acquisition	219,000
Claims	(114,000)
Balance, July 1, 2017	$854,000

9.	INCOME TAXES
The Company’s tax benefit of approximately $1.1 million for the six months ended July 1, 2017 represents a net benefit of $62,000 for foreign income taxes including loss carryback to 2016, uncertain tax positions and a benefit for the net reduction in estimated foreign withholding. In addition, as a result of the acquisition of a company, we recognized $1.0 million of net deferred tax liabilities which provides evidence of recoverability of our net deferred tax assets that previously carried a full valuation allowance. We reduced the valuation allowance on our net deferred tax assets in the amount of $1.0 million and such reduction was recognized as a benefit for income taxes for the six months ended July 1, 2017. The Company’s tax provision of approximately $2.0 million for the three months ended June 25, 2016, represents $0.7 million of income taxes on the gain of the sale of Kowon's plant and land and $1.3 million of net movement in estimated foreign withholding on anticipated future remitted earnings of an international subsidiary and state taxes. The Company’s tax provision of approximately $2.1 million for the six months ended June 25, 2016, represents $0.7 million of income taxes on the gain of the sale of Kowon's plant and land and $1.4 million of net movement in estimated foreign withholding on anticipated future remitted earnings of an international subsidiary and state taxes. As of July 1, 2017, the Company has available for tax purposes U.S. federal NOLs of approximately $141 million expiring through 2036. The Company has recognized a full valuation allowance on its domestic and certain foreign net deferred tax assets due to the uncertainty of realization of such assets.
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
The Company has concluded that it does not maintain its permanent reinvestment assertion with regard to the unremitted earnings of its Korean subsidiaries. As such, it accrues U.S. tax for the possible future repatriation of these unremitted foreign earnings. If the Company were to repatriate these earnings, it expects to have foreign withholding at a rate of 16.5% and does not expect any taxes to be paid in the U.S when repatriated as it currently is expected to be a return of capital.

10.	BUSINESS COMBINATION AND GOODWILL
In March 2017, the Company purchased 100% of a company for $3.7 million. The company produces virtual reality systems for professional 3D applications. Additional payments of up to $2.0 million may be required if certain future operating performance milestones are met and the selling shareholders remain employed through March 2020. As there is a requirement to remain employed to earn the contingent payments, these contingent payments will be treated as compensation expense. Commencing on the date of acquisition, the Company consolidated the financial results of the acquired company. The identifiable assets acquired and liabilities assumed at the acquisition date have been recognized at fair value.

The allocation of the purchase price is as follows:

Cash and marketable securities	$2,600
Accounts receivable	490,700
Inventory	768,400
Other identifiable assets	46,800
Order backlog	840,000
Customer relationships	1,000,000
Developed technology	460,000
Trademark portfolio	160,000
Current liabilities	(480,500)
Net deferred tax liabilities	(1,084,000)
Goodwill	1,489,000
Total	$3,693,000
Goodwill represents the recording of deferred tax liabilities and the excess of the purchase price over the fair values of the net tangible assets acquired. The values assigned to the acquired assets and liabilities are based on preliminary estimates of fair value available as of the date of this filing and will be adjusted upon completion of final valuations of certain assets and liabilities. Any changes in these fair values could potentially result in an adjustment to the goodwill recorded for this transaction.
The identified intangible assets will be amortized on a straight-line basis over the following lives, in years:

Order backlog	1
Customer relationships	2
Developed technology	2
Trademark portfolio	2
The Company recognized $0.6 million in amortization for the six month period ended July 1, 2017 related to its intangible assets. In conjunction with the acquisition the Company recorded deferred tax liabilities of approximately $1.0 million associated with the future non-deductible amortization of the intangible assets. These deferred tax liabilities can be used to offset the Company’s net deferred tax assets in future years. The Company reduced the valuation allowance on its net deferred tax assets in the amount of $1.0 million and such reduction was recognized as a benefit for income taxes for the six month period ended July 1, 2017. Acquisition expenses were approximately $0.2 million and are recorded in selling, general and administration expenses.
The following unaudited supplemental pro forma disclosures are provided for the three and six month periods ended June 25, 2016 and the six month period ended July 1, 2017, assuming the acquisition of the company had occurred as of December 26, 2015. All intercompany transactions have been eliminated.

	Three months ended	Six months ended
	June 25, 2016	July 1, 2017	June 25, 2016
Revenues	$4,822,000	$10,909,000	$11,196,000
Net loss	(3,204,000)	(15,885,000)	(10,515,000)
Since the date of acquisition, the Company recorded revenue and net loss of $1.3 million and $0.4 million, respectively, in the three month period ended July 1, 2017, and for the six month period ended July 1, 2017 the revenues and net loss from the acquired company were $1.7 million and $0.5 million, respectively.

A rollforward of the Company's goodwill by segment is as follows:

	Kopin	Industrial	Total
Balance, December 31, 2016	$844,023	$—	$844,023
March 2017 acquisition	—	1,488,650	1,488,650
Change due to exchange rate fluctuations	27,306	—	27,306
Balance, July 1, 2017	$871,329	$1,488,650	$2,359,979
We have entered into two joint venture agreements which are subject to certain closing conditions including government approvals. If the transactions close we will contribute certain intellectual property up to $3.0 million.
11.     SEGMENTS AND GEOGRAPHICAL INFORMATION
The Company’s chief operating decision maker is its Chief Executive Officer. The Company has determined it has two reportable segments, Industrial, which includes the operations that develop and manufacture its reflective display products for test and simulation products, and Kopin, which includes the operations that develop and manufacture its other products. Previously the Company had two segments consisting of Kopin and FDD. The acquired company is included in the segment formerly known as FDD and the segment has been renamed to Industrial.
The following table presents the Company’s reportable segment results (in thousands):

	Three Months Ended
	July 01, 2017			June 25, 2016
	Kopin	Industrial	Total	Kopin	Industrial	Total
Revenues	$3,705	$2,222	$5,927	$3,321	$1,034	$4,355
Net loss attributable to the controlling interest	(7,141)	(191)	(7,332)	(3,140)	(54)	(3,194)

	Six Months Ended
	July 01, 2017			June 25, 2016
	Kopin	Industrial	Total	Kopin	Industrial	Total
Revenues	$6,665	$3,641	$10,306	$8,469	$2,005	$10,474
Net loss attributable to the controlling interest	(15,052)	(138)	(15,190)	(9,727)	(401)	(10,128)
Total assets	94,370	7,264	101,634	99,593	1,622	101,215
Long-lived assets	3,545	164	3,709	2,726	3	2,729
The total assets of Kopin are net of $6.4 million and $6.2 million in intercompany loans to Industrial as of July 1, 2017 and June 25, 2016, respectively.
During the three and six month periods ended July 1, 2017 and June 25, 2016, the Company derived its sales from the following geographies (as a percentage of net revenues):

	Three Months Ended		Six Months Ended
	July 1, 2017	June 25, 2016	July 1, 2017	June 25, 2016
United States	49%	28%	49%	28%
Asia-Pacific	26%	59%	27%	55%
Europe	25%	13%	24%	17%
Total Revenues	100%	100%	100%	100%

12.	LITIGATION
The Company may engage in legal proceedings arising in the ordinary course of business. Claims, suits, investigations and proceedings are inherently uncertain and it is not possible to predict the ultimate outcome of such matters and our business, financial condition, results of operations or cash flows could be affected in any particular period.

13.     RELATED PARTY TRANSACTIONS
The Company may from time to time enter into agreements with shareholders, affiliates and other companies engaged in certain aspects of the display, electronics, optical and software industries as part of our business strategy. In addition, the wearable computing product market is relatively new and there may be other technologies we need to purchase from affiliates in order to enhance our product offering. Kopin and Goertek, a 10.1% shareholder of the Company, have entered into agreements to jointly develop and commercialize a range of technologies and wearable products. These include: a mutual exclusive supply and manufacturing arrangement for certain displays products for twenty four months after mass production begins; an agreement that provides the Company with the right of first refusal to invest in certain manufacturing capacity for certain products with Goertek; an agreement whereby Goertek will provide system level original equipment manufacturing services for Kopin's wearable products; an arrangement whereby the Company will supply display modules for Goertek's virtual reality and augmented reality products; and other agreements related to promotion around certain products as well as providing designs relating to head mounted displays.
During the three and six month periods ended July 1, 2017, the Company had the following transactions with related parties:

	Three Months Ended		Six Months Ended
	July 1, 2017		July 1, 2017
	Sales	Purchases	Sales	Purchases
Goertek	$—	$173,925	$—	$182,925
At July 1, 2017, the Company had the following receivables and payables with related parties:

	Receivables	Payables
Goertek	$—	$152,220

14.	IMMATERIAL RESTATEMENT
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

In the three and six month periods ended June 25, 2016, the Company has recorded in Other income (expense), net, embezzlement expense of approximately $123,000 and $200,000, respectively, representing the total amount of theft loss that occurred. Of that amount, $53,000 and $114,000 had previously been expensed, although misclassified during the three and six month periods ended June 25, 2016 ($36,000 and $47,000 as Cost of component revenues and $17,000 and $67,000 as Foreign currency transaction losses), and $70,000 and $86,000 had been incurred but not yet recorded during the three and six month periods ended June 25, 2016. Accordingly, the embezzlement expense recorded in the accompanying financial statements includes the effects of correcting these misstatements.

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

•
Industrial headset reference design, which is essentially a complete head-worn computer that includes an optical pod with one of our display products, a microprocessor, battery, camera, memory and various commercially available software packages that we license;

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
We have three sources of revenues: product revenues, which are our primary source of revenues, research and development (R&D) revenues primarily from development contracts with agencies or prime contractors of the U.S. government and commercial enterprises and license revenues from our reference designs. To date our license revenues have been de minimis. For the three and six months ended July 1, 2017, R&D revenues were $0.9 million and $1.4 million, or 16.0% and 13.5% of total revenues, respectively. This contrasted with $0.3 million and $0.4 million, or 5.9% and 3.8% of total revenues for the corresponding period in 2016.
 Results of Operations
The three and six month periods ended July 1, 2017 and June 25, 2016 are referred to as 2017 and 2016, respectively. The year ended period December 31, 2016 is referred to as fiscal year 2016.

Revenues. For 2017 and 2016, our revenues, which include component sales and amounts earned from research and development contracts, were as follows (in millions):

	Three Months Ended		Six Months Ended
Display Revenues by Application	July 1, 2017	June 25, 2016	July 1, 2017	June 25, 2016
Wearable	$0.9	$1.8	$1.5	$4.4
Military	2.0	0.9	3.3	2.4
Industrial	1.7	1.0	3.2	2.2
Consumer	0.4	0.4	0.9	1.1
Research & Development	0.9	0.3	1.4	0.4
Total	$5.9	$4.4	$10.3	$10.5
Wearable Applications primarily represents sales of our components for products that are worn on the body for other than Military Applications. The decrease in Wearable Applications revenues in 2017 as compared to 2016 is primarily because of a decrease in sales to customers who use our products for drone headset applications and a health and fitness application. Sales of our products to customers that use our products for Wearable Applications is a critical part of our strategy to increase revenues and return to profitability and positive cash flow. Our success in selling our products for Wearable Applications will depend on the demand for our customers’ new products, which we are unable to predict. Sales of our products for Military Applications decreased in 2017 as compared to 2016 because of a decrease in demand from several small programs. We are in qualification for the U.S. military’s Family of Weapon Sights (FWS) program. The FWS program has several sub-programs and we are currently proposing to be a supplier for the FWS-I and FWS-C programs. As part of the qualification process we are receiving low volume orders for the FWS-I program. The revenues for the FWS programs are recorded in Research & Development (R&D) and are the reason for the increase in R&D revenues in 2017 as compared to 2016.
Industrial Applications represents customers who purchase our display products for use in headsets used for applications in public safety and equipment such as 3D metrology and training and simulation. Sales of our products for use in 3D metrology applications in 2017 have increased as compared to 2016. In addition, in the first quarter of 2017 we acquired a company that produces virtual reality systems for professional 3D applications. Sales of the acquired company were approximately $1.7 million in the six months ended July 1, 2017 and are included in the Industrial category.
International sales represented 51% and 72% of product revenues for the six months ended July 1, 2017 and June 25, 2016, respectively. Our international sales are primarily denominated in U.S. currency. Consequently, a strengthening of the U.S. dollar could increase the price in local currencies of our products in foreign markets and make our products relatively more expensive than competitors' products that are denominated in local currencies, leading to a reduction in sales or profitability in those foreign markets. In addition, our Korean subsidiary, Kowon, holds U.S. dollars. As a result, our financial position and results of operations are subject to exchange rate fluctuation in transactional and functional currency. We have not taken any protective measures against exchange rate fluctuations, such as purchasing hedging instruments with respect to such fluctuations, because of the historically stable exchange rate between the Japanese yen, Great Britain pound, Korean won and the U.S. dollar. Foreign currency translation impact on the Company's results, if material, is described in further detail under "Item 3. Quantitative and Qualitative Disclosures About Market Risk" section below.
Cost of Component Revenues.

	Three Months Ended		Six Months Ended
	July 1, 2017	June 25, 2016	July 1, 2017	June 25, 2016
Cost of product revenues (in millions):	$4.1	$4.6	$7.2	$9.3
Cost of product revenues as a % of net product revenues	82.7%	113.4%	81.2%	92.1%
For the three and six months ended July 1, 2017, cost of product revenues, which is comprised of materials, labor and manufacturing overhead related to the production of our products, decreased as a percentage of revenues in 2017 as compared to 2016 because of an increase in sales of our industrial products which have higher gross margins than the other products sold during the 2017 and 2016 time periods.
Research and Development. Research and development (R&D) expenses are incurred in support of internal development programs or programs funded by agencies or prime contractors of the U.S. government and commercial partners. R&D revenues associated with funded programs are presented separately in revenue in the statement of operations. Research and development costs include staffing, purchases of materials and laboratory supplies, circuit design costs, fabrication and packaging of display products, and overhead. For the three and six months ended July 1, 2017 and June 25, 2016, R&D expense was as follows (in millions):

	Three Months Ended		Six Months Ended
	July 1, 2017	June 25, 2016	July 1, 2017	June 25, 2016
Funded	$0.8	$0.2	$1.6	$0.3
Internal	3.9	3.9	7.4	7.9
Total research and development expense	$4.7	$4.1	$9.0	$8.2

Funded R&D expense for the six months ended July 1, 2017 increased as compared to the prior year due to an increase in spending for military programs. For the six months ended July 1, 2017, internal R&D costs decreased as compared to the same period in 2016 due to the transition into production or the discontinuation of certain products. We expect to incur significant development costs in fiscal year 2017 to commercialize our Wearable technologies and develop military products.
Selling, General and Administrative.  Selling, general and administrative (S,G&A) expenses consist of the expenses incurred by our sales and marketing personnel and related expenses, and administrative and general corporate expenses.

	Three Months Ended		Six Months Ended
	July 1, 2017	June 25, 2016	July 1, 2017	June 25, 2016
Selling, general and administration expense (in millions)	$5.2	$4.3	$10.8	$8.0
Selling, general and administration expense as a % of revenues	87.7%	98.3%	105.2%	76.8%

S,G&A increased for the three months ended July 1, 2017 as compared to the same period in 2016, reflecting an increase in amortization of intangible assets, an increase in the accrual of a contingent earn out and professional fees. S,G&A increased for the six months ended July 1, 2017 as compared to the same period in 2016, reflecting an increase in stock-based compensation, amortization of intangible assets, an increase in the accrual of a contingent earn out and professional fees. Included in S,G&A for the three and six months ended July 1, 2017 is $0.5 million of incremental S,G&A from the Company’s acquisition of NVIS.
Other Income and Expense

	Three Months Ended		Six Months Ended
	July 1, 2017	June 25, 2016	July 1, 2017	June 25, 2016
Other income (expense), net (in millions):	$0.8	$0.1	$0.4	$(0.3)
Other income (expense), net, is primarily composed of interest income, foreign currency transaction and remeasurement gains and losses incurred by our Korean and UK-based subsidiaries and other non-operating income items. During the three and six months ended July 1, 2017, we recorded $0.6 million of foreign currency gains and $0.6 million of foreign currency losses, respectively. During the three and six months ended June 25, 2016, we recorded $0.1 million of foreign currency gains and $0.5 million of foreign currency losses, respectively. During the six months ended July 1, 2017 we recorded a non-cash $0.3 million gain on the mark to market of a warrant we received as part of a license of our technology.
In 2016, we discovered an embezzlement at our Korean subsidiary of approximately $1.6 million which occurred during the period 2011 through 2016. In the three and six month periods ended June 25, 2016, the Company has recorded in Other income (expense), net, embezzlement expense of approximately $0.1 million and $0.2 million, respectively, representing the total amount of theft loss that occurred. During the six months ended July 1, 2017 we recognized approximately a recovery of $330,000 received from the family of the embezzler as restitution.
Tax Provision. For the six months ended July 1, 2017, we recorded a tax benefit of $1.1 million of which $62,000 is a decrease in estimated foreign withholding on anticipated future remitted earnings of a foreign subsidiary. In addition, as a result of the acquisition of a company, we recognized $1.0 million of net deferred tax liabilities which provides evidence of recoverability of our net deferred tax assets that previously carried a full valuation allowance. We reduced the valuation allowance on our net deferred tax assets in the amount of $1.0 million and such reduction was recognized as a benefit for income taxes for the six months ended July 1, 2017. For the three and six months ended June 25, 2016, we recorded a tax provision of $2.0 million and $2.1 million, respectively, for estimated foreign income taxes, an increase in estimated foreign withholding on anticipated future remitted earnings of a foreign subsidiary and estimated state income tax.
Net Income Attributable to Noncontrolling Interest. As of July 1, 2017, we owned approximately 93% of the equity of Kowon and 80% of the equity of eMDT. Net loss attributable to noncontrolling interest on our consolidated statement of operations represents the portion of the results of operations of our majority owned subsidiaries which is allocated to the shareholders of the equity interests not owned by us. The change in net income attributable to noncontrolling interest is the result of the change in the results of operations of Kowon and eMDT for the three and six months ended July 1, 2017 and June 25, 2016.

Liquidity and Capital Resources
At July 1, 2017, we had cash and equivalents and marketable securities of $84.9 million and working capital of $77.8 million compared to $77.2 million and $70.0 million, respectively, as of December 31, 2016. The change in cash and equivalents and marketable securities was primarily due to net outflow of cash used in operating activities of $12.7 million and acquisition of a company for $3.7 million, offset by cash provided by the sale of 7.6 million shares of treasury stock for $24.7 million.
Cash and marketable debt securities held in U.S. dollars at July 1, 2017:

Domestic	$65,338,142
Foreign	9,691,404
Subtotal cash and marketable debt securities	75,029,546
Cash and marketable debt securities held in other currencies and converted to U.S. dollars	9,878,998
Total cash and marketable debt securities	$84,908,544
We have no plans to repatriate the cash and marketable debt securities held in our foreign subsidiaries FDD and Kopin Software Ltd. and, as such, we have not recorded any deferred tax liability with respect to such cash. The manufacturing operations at our Korean facility, Kowon, have ceased. Kowon has approximately $18.1 million of cash and marketable debt securities which we anticipate will eventually be remitted to the U.S. and, accordingly, we have recorded deferred tax liabilities associated with its unremitted earnings.
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
We lease a facility in Dalgety Bay, Scotland which expires in 2019, a facility in Nottingham, United Kingdom, which expires in 2017, an office in Hong Kong which expires in 2018, an office in Japan which expires in 2017 and office in Shenzhen, China which expires in 2018.
We expect to expend between $2.0 million and $3.0 million on capital expenditures over the next twelve months. We own approximately 93% of Kowon, our Korean subsidiary. The owners of the remaining 7% have expressed a desire to sell their shares to the Company. We are evaluating whether to purchase the shares. We have entered into two joint venture agreements which are subject to certain closing conditions including government approvals. If the transactions close we will contribute certain intellectual property and up to $3.0 million.
As of July 1, 2017, we had U.S. federal and state tax loss carry-forwards, which may be used to offset U.S. future federal and state taxable income. We also had tax loss carry-forwards generated in our foreign subsidiaries which may be used to offset future foreign taxable income. We may be subject to alternative minimum taxes, foreign taxes and state income taxes depending on our taxable income and sources of taxable income.
Historically, we have financed our operations primarily through public and private placements of our equity securities and cash generated from operations. We believe our available cash resources will support our operations and capital needs for at least the next twelve months.
Seasonality
There has been no seasonal pattern to our sales in fiscal years 2017 and 2016.
Contractual Obligations
The following is a summary of our contractual payment obligations for operating leases as of July 1, 2017:

Contractual Obligations	Total	Less than 1 year	1-3 Years	3-5 years	More than 5 years
Operating Lease Obligations	$5,321,000	$1,270,000	$1,940,000	$1,602,000	$509,000

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
We invest our excess cash in high-quality U.S. government, government-backed (i.e.: Fannie Mae, FDIC guaranteed bonds and certificates of deposit) and corporate debt instruments, which bear lower levels of relative risk. We believe that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations, and cash flows should not be material to our cash flows or income. It is possible that interest rate movements would increase our unrealized gain or loss on interest rate securities. We are exposed to changes in foreign currency exchange rates primarily through our translation of our foreign subsidiaries' financial position, results of operations, and transaction gains and losses as a result of non U.S. dollar denominated cash flows related to business activities in Asia and Europe, and remeasurement of U.S. dollars to the functional currency of our U.K. and Kowon subsidiaries. We are also exposed to the effects of exchange rates in the purchase of certain raw materials which are in U.S. dollars but the price on future purchases is subject to change based on the relationship of the Japanese yen to the U.S. dollar. We do not currently hedge our foreign currency exchange rate risk. We estimate that any market risk associated with our international operations is unlikely to have a material adverse effect on our business, financial condition or results of operation. Our portfolio of marketable debt securities is subject to interest rate risk although our intent is to hold securities until maturity. The credit rating of our investments may be affected by the underlying financial health of the guarantors of our investments. We use silicon wafers but do not enter into forward or futures hedging contracts.

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

Management's Plan to Remediate the Material Weaknesses

Our Korean subsidiary had stopped production in 2013 and was maintained by a small staff, pending the sale of the facilities, which occurred in June of 2016. The employee responsible for the embezzlement was able, in large part, to perpetrate the fraud by obtaining the Company’s seal and using it to authenticate fraudulent documents. The Company's seal was removed from local management’s control by December 31, 2016 and now resides with an independent party. Local management must now make requests of our corporate accounting department to execute transactions. Our corporate accounting department coordinates with the independent party to execute any transactions. Our Korean subsidiaries' accounting function has been outsourced to an independent third party who reports directly to the corporate accounting department. In addition, enhanced reviews of bank statements, account reconciliations and supporting analysis are being performed by our corporate accounting department.

We expect that our remediation efforts will continue, although the material weaknesses will not be considered remediated until our controls are operational for a period of time.

Notwithstanding the identified material weakness and management’s assessment that internal control over financial reporting was ineffective as of July 1, 2017, management believes that the consolidated financial statements contained in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

Changes in Internal Control over Financial Reporting

There were no changes in the our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that was conducted during the quarter ended July 1, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except for our remediation efforts described above.

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
Sale of Unregistered Securities
In December 2016, we entered into an agreement with a Chinese company, Goertek Inc. (“Goertek”) pursuant to which Goertek would acquire 7,589,000 shares of unregistered stock of the Company for approximately $24.7 million. The transaction was completed on April 20, 2017. Other than the sale to Goertek we have not sold any securities in the past three years which were not registered under the Securities Act.
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

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at July 1, 2017 (Unaudited) and December 31, 2016, (ii) Condensed Consolidated Statements of Operations (Unaudited) for the three and six months ended July 1, 2017 and June 25, 2016, (iii) Condensed Consolidated Statement of Comprehensive (Loss) Income (Unaudited) for the three and six months ended July 1, 2017 and June 25, 2016, (iv) Condensed Consolidated Statements of Stockholders’ Equity (Unaudited) for the six months ended July 1, 2017, (v) Condensed Consolidated Statements of Cash Flows (Unaudited) for the six months ended July 1, 2017 and June 25, 2016, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KOPIN CORPORATION (Registrant)

Date:	August 10, 2017	By:	/S/ John C.C. Fan
John C.C. Fan
President, Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

Date:	August 10, 2017	By:	/S/ RICHARD A. SNEIDER
Richard A. Sneider
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)