Form 10-Q
period 2017-09-30
KOPIN CORP
filed 2017-11-09
CIK 771266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017

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

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes  ☐   No  ☒
Indicate the number of shares outstanding of each issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 6, 2017
Common Stock, par value $0.01	75,336,563

Kopin Corporation

Part 1: FINANCIAL INFORMATION

Item 1:	Condensed Consolidated Financial Statements (Unaudited)
KOPIN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and equivalents	$25,882,554	$15,822,495
Marketable debt securities, at fair value	51,454,910	61,375,401
Accounts receivable, net of allowance of $149,000 in 2017 and $136,000 in 2016	2,023,618	1,664,488
Unbilled receivables	124,068	34,707
Inventory	5,949,010	3,302,112
Prepaid taxes	166,461	341,144
Prepaid expenses and other current assets	1,089,948	853,757
Total current assets	86,690,569	83,394,104
Property, plant and equipment, net	3,660,925	2,976,006
Goodwill	2,376,577	844,023
Intangible assets, net	1,356,546	—
Other assets	968,083	618,139
Total assets	$95,052,700	$87,832,272
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,965,760	$4,355,462
Accrued payroll and expenses	2,755,150	1,443,976
Accrued warranty	585,000	518,000
Billings in excess of revenue earned	728,281	981,761
Other accrued liabilities	4,792,347	2,560,144
Income tax payable	724,688	935,364
Deferred tax liabilities	2,606,312	2,571,000
Total current liabilities	16,157,538	13,365,707
Asset retirement obligations	268,068	246,922
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $.01 per share: authorized, 3,000 shares; none issued	—	—
Common stock, par value $.01 per share: authorized, 120,000,000 shares; issued 79,669,818 shares in 2017 and 79,648,618 in 2016; outstanding 72,187,688 shares in 2017 and 64,538,686 shares in 2016	767,009	766,409
Additional paid-in capital	331,008,801	328,524,644
Treasury stock (4,513,256 shares in 2017 and 12,102,258 shares in 2016, at cost)	(17,238,669)	(42,741,551)
Accumulated other comprehensive income	2,346,909	1,570,971
Accumulated deficit	(238,319,253)	(214,042,787)
Total Kopin Corporation stockholders’ equity	78,564,797	74,077,686
Noncontrolling interest	62,297	141,957
Total stockholders’ equity	78,627,094	74,219,643
Total liabilities and stockholders’ equity	$95,052,700	$87,832,272

See notes to unaudited condensed consolidated financial statements

KOPIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 24, 2016	September 30, 2017	September 24, 2016
Revenues:
Net product revenues	$5,589,402	$5,522,584	$14,501,945	$15,597,247
Research and development revenues	549,765	272,222	1,942,819	671,972
	6,139,167	5,794,806	16,444,764	16,269,219
Expenses:
Cost of product revenues	4,144,884	4,573,581	11,379,467	13,856,469
Research and development	5,253,860	4,123,268	14,213,950	12,282,620
Selling, general and administration	5,344,999	3,980,605	16,186,946	12,023,717
Gain on sale of property and plant	—	—	—	(7,700,522)
	14,743,743	12,677,454	41,780,363	30,462,284
Loss from operations	(8,604,576)	(6,882,648)	(25,335,599)	(14,193,065)
Other income (expense):
Interest income	191,613	191,472	611,532	532,185
Other (expense) income, net	(109,546)	(257,384)	215,883	(415,758)
Foreign currency transaction gains (losses)	224,370	(1,124,526)	(410,373)	(1,581,962)
Gain on investments	—	—	274,000	—
	306,437	(1,190,438)	691,042	(1,465,535)
Loss before (provision) benefit for income taxes and net loss (income) attributable to noncontrolling interest	(8,298,139)	(8,073,086)	(24,644,557)	(15,658,600)
Tax (provision) benefit	(4,500)	(114,000)	1,141,500	(2,218,000)
Net loss	(8,302,639)	(8,187,086)	(23,503,057)	(17,876,600)
Net loss (income) attributable to the noncontrolling interest	55,217	69,782	65,223	(367,640)
Net loss attributable to the controlling interest	$(8,247,422)	$(8,117,304)	$(23,437,834)	$(18,244,240)
Net loss per share
Basic and diluted	$(0.11)	$(0.13)	$(0.34)	$(0.29)
Weighted average number of common shares outstanding
Basic and diluted	72,187,688	64,047,852	69,117,640	64,012,490
See notes to unaudited condensed consolidated financial statements

KOPIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 24, 2016	September 30, 2017	September 24, 2016
Net loss	$(8,302,639)	$(8,187,086)	$(23,503,057)	$(17,876,600)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(272,618)	1,718,596	658,443	2,362,552
Unrealized holding gains on marketable securities	(29,584)	(73,443)	108,196	336,663
Reclassification of holding losses in net loss	(1,238)	(14,092)	(5,138)	(48,284)
Other comprehensive (loss) income	(303,440)	1,631,061	761,501	2,650,931
Comprehensive loss	$(8,606,079)	$(6,556,025)	$(22,741,556)	$(15,225,669)
Comprehensive income (loss) attributable to the noncontrolling interest	63,306	(19,656)	79,660	(482,520)
Comprehensive loss attributable to controlling interest	$(8,542,773)	$(6,575,681)	$(22,661,896)	$(15,708,189)
See notes to unaudited condensed consolidated financial statements

KOPIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income		Accumulated Deficit		Total Kopin Corporation Stockholders’ Equity		Noncontrolling Interest		Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2016	76,640,943	$766,409	$328,524,644	$(42,741,551)	$1,570,971		$(214,042,787)		$74,077,686		$141,957		$74,219,643
Stock-based compensation	—	—	2,484,757	—	—		—		2,484,757		—		2,484,757
Vesting of restricted stock	60,000	600	(600)	—	—		—		—		—		—
Other comprehensive income	—	—	—	—	775,938		—		775,938		(14,437)		761,501
Sale of unregistered stock	—	—	—	25,502,882	—	—	(838,632)	—	24,664,250	—	—	—	24,664,250
Net loss	—	—	—	—	—		(23,437,834)		(23,437,834)		(65,223)		(23,503,057)
Balance, September 30, 2017	76,700,943	$767,009	$331,008,801	$(17,238,669)	$2,346,909		$(238,319,253)		$78,564,797		$62,297		$78,627,094
See notes to unaudited condensed consolidated financial statements

KOPIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30, 2017	September 24, 2016
Cash flows from operating activities:
Net loss	$(23,503,057)	$(17,876,600)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,878,363	949,854
Accretion of premium or discount on marketable debt securities	40,204	104,282
Stock-based compensation	2,990,157	1,479,481
Foreign currency losses	400,542	1,715,901
Unrealized gain on warrant	(274,000)	—
Deferred income taxes	(1,170,017)	1,192,128
Gain on sale of property and plant	—	(7,700,522)
Other non-cash items	673,720	503,115
Change in warranty reserves	68,003	—
Changes in assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	71,400	(524,084)
Inventory	(2,519,197)	(1,231,705)
Prepaid expenses and other current assets	13,345	213,028
Accounts payable and accrued expenses	1,743,215	1,271,171
Billings in excess of revenue earned	(253,480)	(132,740)
Net cash used in operating activities	(19,840,802)	(20,036,691)
Cash flows from investing activities:
Other assets	(79,916)	(7,801)
Capital expenditures	(1,341,744)	(329,414)
Proceeds from sale of marketable debt securities	33,395,422	43,836,978
Purchase of marketable debt securities	(22,974,668)	(45,905,075)
Proceeds from sale of property and plant	—	8,106,819
Cash paid for acquisition, net of cash acquired	(3,690,047)	—
Proceeds from sale of III-V product line	—	15,000,000
Net cash provided by investing activities	5,309,047	20,701,507
Cash flows from financing activities:
Sale of unregistered stock	24,664,250	—
Settlements of restricted stock for tax withholding obligations	—	(9,153)
Net cash provided by (used in) financing activities	24,664,250	(9,153)
Effect of exchange rate changes on cash	(72,436)	574,850
Net increase in cash and equivalents	10,060,059	1,230,513
Cash and equivalents:
Beginning of period	15,822,495	19,767,889
End of period	$25,882,554	$20,998,402
Supplemental disclosure of cash flow information:
Income taxes paid	$—	$366,000
See notes to unaudited condensed consolidated financial statements

KOPIN CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION
The condensed consolidated financial statements of Kopin Corporation (the Company) as of September 30, 2017 and for the three and nine month periods ended September 30, 2017 and September 24, 2016 are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. These condensed consolidated financial statements should be read in conjunction with the Company’s financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for any other interim period or for a full fiscal year.
Recently Issued Accounting Pronouncements
Revenue from Contracts with Customers
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606). This new standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which is an amendment on assessing whether an entity is a principal or an agent in a revenue transaction. This amendment addresses issues to clarify the principal versus agent assessment and lead to more consistent application. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which contains amendments to the new revenue recognition standard on identifying performance obligations and accounting for licenses of intellectual property. The amendments related to identifying performance obligations clarify when a promised good or service is separately identifiable and allows entities to disregard items that are immaterial in the context of a contract. The licensing implementation amendments clarify how an entity should evaluate the nature of its promise in granting a license of intellectual property, which will determine whether revenue is recognized over time or at a point in time. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which provides clarity and implementation guidance on assessing collectability, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition. The new standards have the same effective date and transition requirements as ASU 2014-09. The new standard also requires entities to enhance disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.
The Company continues to evaluate the potential impact of ASC 606 on its consolidated financial statements and related disclosures. As part of the Company's assessment work to date, the Company with assistance from an external consulting firm is continuing to review and finalize its conclusions relative to is contracts with customers. For the remainder of 2017, the Company plans to finalize its evaluation and implement any required policy, process, and internal control changes required as a result of that evaluation. While the Company continues to assess all potential impacts of the new standard on its consolidated financial statements, the adoption of ASC 606 may accelerate the timing of revenue recognition for certain research and development contracts and the sale of products to military programs whereby revenue will be recognized as the product is produced (as opposed to at a point in time when the product is shipped to the customer) as the Company has an enforceable right to payment for performance completed to date and the inventory has no alternative use. Upon the adoption of ASC 606 using the modified retrospective method on December 31, 2017, the Company expects to record an adjustment to accumulated deficit for the amount that would have been recognized in 2017 under the new guidance and would not have been recognized until shipment of the product in 2018 under the current guidance. The new standard will also require an enhanced level of disclosures in the Company’s quarterly and annual consolidated financial statements.
Leases
In February 2016, the FASB issued Accounting Standards Update No. 2016-02 (Topic 842) Leases. Topic 842 supersedes the lease recognition requirements in Accounting Standards Codification Topic 840, "Leases". Under Topic 842, lessees are required to recognize assets and liabilities on the balance sheet for most leases and provide enhanced disclosures. Leases will continue to be classified as either finance or operating. Topic 842 is effective for annual reporting periods, and interim periods within those years beginning after December 15, 2018. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements, and there are certain optional practical expedients that an entity may elect to apply. Full retrospective application is prohibited and early adoption by public entities is permitted. The Company expects to complete its assessment in 2018 and is required to adopt ASU

2016-02 as of January 1, 2019 using the modified retrospective method. The Company expects the potential impact of adopting ASU 2016-02 to be material to our lease liabilities and assets on its consolidated balance sheets.

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

The Company uses the specific identification method as a basis for determining cost and calculating realized gains and losses with respect to marketable debt securities. The gross gains and losses realized related to sales and maturities of marketable debt securities were not material during the three and nine months ended September 30, 2017 and the year ended December 31, 2016.
Investments in available-for-sale marketable debt securities are as follows at September 30, 2017 and December 31, 2016

	Amortized Cost		Unrealized Gains		Unrealized Losses		Fair Value
	2017	2016	2017	2016	2017	2016	2017	2016
U.S. government and agency backed securities	$36,365,672	$36,343,817	$—	$—	$(180,768)	$(252,556)	$36,184,904	$36,091,261
Corporate debt and certificates of deposit	15,311,458	25,323,428	—	—	(41,452)	(39,288)	15,270,006	25,284,140
Total	$51,677,130	$61,667,245	$—	$—	$(222,220)	$(291,844)	$51,454,910	$61,375,401
The contractual maturity of the Company’s marketable debt securities is as follows at September 30, 2017:

	Less than One year	One to Five years	Greater than Five years	Total
U.S. government and agency backed securities	$21,245,723	$12,993,121	$1,946,060	$36,184,904
Corporate debt and certificates of deposit	9,585,467	5,684,539	—	15,270,006
Total	$30,831,190	$18,677,660	$1,946,060	$51,454,910
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
The Company further estimates the amount of OTTI resulting from a decline in the creditworthiness of the issuer (credit-related OTTI) and the amount of non credit-related OTTI. Non credit-related OTTI can be caused by such factors as market illiquidity. Credit-related OTTI is recognized in earnings while non credit-related OTTI on securities not expected to be sold is recognized in other comprehensive income (loss). The Company did not record an OTTI for the three and nine months ended September 30, 2017 and September 24, 2016.

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
The following table details the fair value measurements of the Company’s financial assets:

		Fair Value Measurement September 30, 2017 Using:
	Total	Level 1	Level 2	Level 3
Cash and Equivalents	$25,882,554	$25,882,554	$—	$—
U.S. Government Securities	36,184,904	6,923,591	29,261,313	—
Corporate Debt	7,652,455	—	7,652,455	—
Certificates of Deposit	7,617,551	—	7,617,551	—
GCS Holdings	365,017	365,017	—	—
Warrant	274,000	—	—	274,000
	$77,976,481	$33,171,162	$44,531,319	$274,000

		Fair Value Measurement December 31, 2016 Using:
	Total	Level 1	Level 2	Level 3
Cash and Equivalents	$15,822,495	$15,822,495	$—	$—
U.S. Government Securities	36,091,261	7,144,767	28,946,494	—
Corporate Debt	7,557,029	—	7,557,029	—
Certificates of Deposit	17,727,111	—	17,727,111	—
GCS Holdings	331,454	331,454	—	—
	$77,529,350	$23,298,716	$54,230,634	$—
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
Inventory is stated at the lower of cost (determined on the first-in, first-out) or market and consists of the following at September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Raw materials	$2,517,803	$1,986,491
Work-in-process	2,552,517	1,186,162
Finished goods	878,690	129,459
	$5,949,010	$3,302,112

5.	NET LOSS PER SHARE
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
The following were not included in weighted average common shares outstanding-diluted because they are anti-dilutive or performance or market conditions had not been met at the end of the period:

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 24, 2016	September 30, 2017	September 24, 2016
Non-vested restricted common stock	2,968,874	2,692,516	2,968,874	2,692,516

6.	STOCKHOLDERS' EQUITY AND STOCK-BASED COMPENSATION
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
Non-Vested Restricted Common Stock
The fair value of non-vested restricted common stock awards is generally the market value of the Company’s common stock on the date of grant. The non-vested restricted common stock awards require the employee to fulfill certain obligations, including remaining employed by the Company for one, two or four years (the vesting period) and in certain cases also require meeting either performance criteria or the Company’s stock achieving a certain price. For non-vested restricted common stock awards which solely require the recipient to remain employed with the Company, the stock compensation expense is amortized over the anticipated service period. For non-vested restricted common stock awards which require the achievement of performance criteria, the Company reviews the probability of achieving the performance goals on a periodic basis. If the Company determines that it is probable that the performance criteria will be achieved, the amount of compensation cost derived for the performance goal is amortized over the anticipated service period. If the performance criteria are not met, no compensation cost is recognized and any previously recognized compensation cost is reversed. Some of the restricted stock awards vest upon our stock price achieving certain levels. These awards are referred to as Liability Awards and are mark-to-market. Accordingly in some periods there is expense and in other periods the expense may reverse. The Company recognizes compensation costs on a straight-line basis over the requisite service period for time-vested awards.

	Shares	Weighted Average Grant Fair Value
Balance, December 31, 2016	3,007,674	$3.21
Granted	120,000	3.44
Forfeited	(98,800)	3.17
Vested	(60,000)	1.70
Balance, September 30, 2017	2,968,874	$3.26

Stock-Based Compensation
The following table summarizes stock-based compensation expense within each of the categories below as it relates to non-vested restricted common stock awards for the three and nine months ended September 30, 2017 and September 24, 2016 (no tax benefits were recognized):

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 24, 2016	September 30, 2017	September 24, 2016
Cost of product revenues	$142,604	$136,420	$405,778	$426,357
Research and development	203,288	129,308	616,500	378,156
Selling, general and administrative	676,137	262,700	1,967,879	674,968
Total	$1,022,029	$528,428	$2,990,157	$1,479,481
Unrecognized compensation expense for non-vested restricted common stock as of September 30, 2017 totaled $3.8 million and is expected to be recognized over a weighted average period of approximately two years.
The selling, general and administrative expense includes Liability Awards and the increase in expense for the nine months ended September 30, 2017 as compared to September 24, 2016 is partially the result of a higher stock price of the Company at September 30, 2017 as compared to September 24, 2016. Included in Other accrued liabilities is $1.6 million in deferred compensation from equity awards which are classified as Liability Awards.

7.	NOTE RECEIVABLE
In January 2016, the Company received the final $15.0 million payment resulting from the sale of its III-V product line and its investment in KTC.

8.	ACCRUED WARRANTY
The Company typically warrants its products against defect for 12 months, however, for certain products a customer may purchase an extended warranty. A provision for estimated future costs and estimated returns for credit relating to such warranty is recorded in the period when product is shipped and revenue recognized, and is updated as additional information becomes available. The Company’s estimate of future costs to satisfy warranty obligations is based primarily on historical warranty expense experienced and a provision for potential future product failures. Changes in the accrued warranty for the nine months ended September 30, 2017 are as follows:

Balance, December 31, 2016	$518,000
Additions	83,000
Claims	(16,000)
Balance, September 30, 2017	$585,000
Extended Warranties
Deferred revenue represents the purchase of extended warranties by the Company's customers. The Company recognizes revenue from an extended warranty on the straight-line method over the life of the extended warranty, which is typically 12 to 15 months beyond the standard 12 month warranty. The Company classifies deferred revenue under other accrued liabilities in its consolidated balance sheets. The Company currently has $0.5 million of deferred revenue related to extended warranties.

9.	INCOME TAXES
The Company’s tax benefit of approximately $1.1 million for the nine months ended September 30, 2017 represents the net of $0.1 million for foreign income taxes related to uncertain tax positions and a benefit for the net reduction in estimated foreign withholding. We reduced the valuation allowance on our net deferred tax assets in the amount of $1.0 million and such reduction was recognized as a benefit for income taxes for the nine months ended September 30, 2017. The Company’s tax provision of approximately $0.1 million for the three months ended September 24, 2016, represents less than $14,000 of state income tax and $0.1 million of foreign income taxes including interest income on intercompany loan and net movement in estimated foreign withholding. The Company’s tax provision of approximately $2.2 million for the nine months ended September 24, 2016, represents $1.0 million of income taxes on the gain on the sale of Kowon’s plant and land, $1.2 million of net movement in estimated foreign withholding on anticipated future remitted earnings of a foreign subsidiary, and $22,000 in state income taxes. As of September 30, 2017, the Company has available for tax purposes U.S. federal NOLs of approximately $153.0 million expiring through 2036. The Company has recognized a full valuation allowance on its domestic and certain foreign net deferred tax assets due to the uncertainty of realization of such assets.
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
The tax years 2001 through 2016 remain open to examination by major taxing jurisdictions to which the Company is subject to United States federal tax. These periods have carryforward attributes generated in years past that may still be adjusted upon examination by the Internal Revenue Service or state tax authorities if they have or will be used in a future period. State statutes are generally shorter with shorter carryforward periods. The Company is currently not under examination by the Internal Revenue Service and is currently under examination by Massachusetts for the 2013 tax year. The Company recognizes both accrued interest and penalties related to its uncertain tax positions related to intercompany loan interest and potential transfer pricing exposure related to its Korean subsidiary.
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
In March 2017, the Company purchased 100% of a company for $3.7 million. The acquired company produces virtual reality systems for 3D applications. Additional payments of up to $2.0 million may be required if certain future operating performance milestones are met and the selling shareholders remain employed through March 2020. As there is a requirement to remain employed to earn the contingent payments, these contingent payments will be treated as compensation expense. Commencing on the date of acquisition, the Company consolidated the financial results of the acquired company. The identifiable assets acquired and liabilities assumed at the acquisition date have been recognized at fair value.

The allocation of the purchase price is as follows:

Cash and marketable securities	$2,600
Accounts receivable	490,700
Inventory	768,400
Other identifiable assets	46,800
Order backlog	840,000
Customer relationships	1,000,000
Developed technology	460,000
Trademark portfolio	160,000
Current liabilities	(480,500)
Net deferred tax liabilities	(1,084,000)
Goodwill	1,489,000
Total	$3,693,000

Goodwill represents the recording of the excess of the purchase price over the fair values of the net tangible assets acquired. The values assigned to the acquired assets and liabilities are based on preliminary estimates of fair value available as of the date of this filing and will be adjusted upon completion of final valuations of certain assets and liabilities. Any changes in these fair values could potentially result in an adjustment to the goodwill recorded for this transaction.
The identified intangible assets will be amortized on a straight-line basis over the following lives, in years:

Order backlog	1
Customer relationships	2
Developed technology	2
Trademark portfolio	2
The Company recognized $1.1 million in amortization for the nine month period ended September 30, 2017 related to its intangible assets. In conjunction with the acquisition the Company recorded deferred tax liabilities of approximately $1.0 million associated with the future non-deductible amortization of the intangible assets. These deferred tax liabilities can be used to offset the Company’s net deferred tax assets in future years. The Company reduced the valuation allowance on its net deferred tax assets in the amount of $1.0 million and such reduction was recognized as a benefit for income taxes for the nine month period ended September 30, 2017. Acquisition expenses were approximately $0.2 million and are recorded in selling, general and administration expenses.
The following unaudited supplemental pro forma disclosures are provided for the three and nine month periods ended September 24, 2016 and the nine month period ended September 30, 2017, assuming the acquisition of the company had occurred as of December 26, 2015. All intercompany transactions have been eliminated.

	Three months ended	Nine months ended
	September 24, 2016	September 30, 2017	September 24, 2016
Revenues	$6,698,701	$17,081,144	$17,894,777
Net loss	(7,710,770)	(23,271,116)	(18,226,203)
Since the date of acquisition, the Company recorded revenue and net loss of $1.9 million and $0.1 million, respectively, in the three month period ended September 30, 2017, and for the nine month period ended September 30, 2017 the revenues and net loss from the acquired company were $3.7 million and $0.5 million, respectively.
A rollforward of the Company's goodwill by segment is as follows:

	Kopin	Industrial	Total
Balance, December 31, 2016	$844,023	$—	$844,023
March 2017 acquisition	—	1,488,650	1,488,650
Change due to exchange rate fluctuations	43,904	—	43,904
Balance, September 30, 2017	$887,927	$1,488,650	$2,376,577
The Company has entered into two joint venture agreements and other agreements which are subject to certain closing conditions including government approvals. If the transactions close the Company will contribute certain intellectual property and approximately $8.0 million.
11.     SEGMENTS AND GEOGRAPHICAL INFORMATION
The Company’s chief operating decision maker is its Chief Executive Officer. The Company has determined it has two reportable segments, Industrial, which includes the operations that develop and manufacture its reflective display products and virtual reality systems for test and simulation products, and Kopin, which includes the operations that develop and manufacture its other products. Previously, the Company had two segments consisting of Kopin and FDD. The acquired company is included in the segment formerly known as FDD and the segment has been renamed to Industrial.

The following table presents the Company’s reportable segment results (in thousands):

	Three Months Ended
	September 30, 2017			September 24, 2016
	Kopin	Industrial	Total	Kopin	Industrial	Total
Revenues	$3,744	$2,395	$6,139	$4,708	$1,087	$5,795
Net loss attributable to the controlling interest	(8,117)	(130)	(8,247)	(7,901)	(216)	(8,117)

	Nine Months Ended
	September 30, 2017			September 24, 2016
	Kopin	Industrial	Total	Kopin	Industrial	Total
Revenues	$10,409	$6,036	$16,445	$13,176	$3,093	$16,269
Net loss attributable to the controlling interest	(23,170)	(268)	(23,438)	(17,628)	(616)	(18,244)
Total assets	87,043	8,010	95,053	92,799	1,699	94,498
Long-lived assets	3,544	117	3,661	2,937	—	2,937
The total assets of Kopin are net of $6.0 million and $6.2 million in intercompany loans to Industrial as of September 30, 2017 and September 24, 2016, respectively.
During the three and nine month periods ended September 30, 2017 and September 24, 2016, the Company derived its sales from the following geographies (as a percentage of net revenues):

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 24, 2016	September 30, 2017	September 24, 2016
United States	47%	49%	48%	36%
Asia-Pacific	22%	37%	25%	48%
Europe	31%	14%	27%	16%
Total Revenues	100%	100%	100%	100%

12.	LITIGATION
The Company may be named in legal proceedings arising in the ordinary course of business. Claims, suits, investigations and proceedings are inherently uncertain and it is not possible to predict the ultimate outcome of such matters and our business, financial condition, results of operations or cash flows could be affected in any particular period.

13.     RELATED PARTY TRANSACTIONS
The Company may from time to time enter into agreements with shareholders, affiliates and other companies engaged in certain aspects of the display, electronics, optical and software industries as part of our business strategy. In addition, the wearable computing product market is relatively new and there may be other technologies the Company needs to purchase from affiliates in order to enhance its product offering. The Company and Goertek have entered into agreements to jointly develop and commercialize a range of technologies and wearable products. These include: a mutual exclusive supply and manufacturing arrangement for a certain display product for twenty four months after mass production begins; an agreement that provides the Company with the right of first refusal to invest in certain manufacturing capacity for certain products with Goertek; an agreement whereby Goertek will provide system level original equipment manufacturing services for the Company's wearable products; an arrangement whereby the Company will supply display modules for Goertek's virtual reality and augmented reality products; and other agreements related to promotion around certain products as well as providing designs relating to head mounted displays.
During the three and nine month periods ended September 30, 2017, the Company had the following transactions with related parties:

	Three Months Ended		Nine Months Ended
	September 30, 2017		September 30, 2017
	Sales	Purchases	Sales	Purchases
Goertek	$—	$207,694	$—	$390,619
Affiliate 1	48,320	—	109,952	—
	$48,320	$207,694	$109,952	$390,619
At September 30, 2017, the Company had the following receivables and payables with related parties:

	Receivables	Payables
Goertek	$—	$103,100

14.	EMBEZZLEMENT
During the third quarter of 2016, the Company discovered embezzlement activities at its Korean subsidiary. Based upon the results of forensic investigation procedures, the Company identified that the embezzlement activities occurred from fiscal year 2011 through fiscal year 2016. The embezzlement resulted in a total theft loss of $1,589,000 over that period and as a result of the embezzlement the Company has made the following correcting adjustments to the amounts presented in its previously issued quarterly financial information.

In the three and nine month periods ended September 24, 2016, the Company has recorded in Other income (expense), net, embezzlement expense of approximately $200,000 and $420,000, respectively, representing the total amount of theft loss that occurred.

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
We are developing organic light emitting diode (OLED) displays. We design the display and are using foundries services to manufacture the display. We are targeting virtual reality systems with the OLED displays and they are expected to be available in 2018.
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

•
Industrial headset reference design, which is essentially a complete head-worn computer that includes an optical pod with one of our display products, a microprocessor, battery, camera, memory and various commercially available software packages that we license; and

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
We have three sources of revenues: product revenues, which are our primary source of revenues, research and development (R&D) revenues primarily from development contracts with agencies or prime contractors of the U.S. government and commercial enterprises and license revenues from our reference designs. To date our license revenues have been de minimis. For the three and nine months ended September 30, 2017, R&D revenues were $0.5 million and $1.9 million, or 9.0% and 11.8% of total revenues, respectively. This contrasted with $0.3 million and $0.7 million, or 4.7% and 4.1% of total revenues for the corresponding period in 2016.

 Results of Operations
The three and nine month periods ended September 30, 2017 and September 24, 2016 are referred to as 2017 and 2016, respectively. The year ended period December 31, 2016 is referred to as fiscal year 2016.
Revenues. For 2017 and 2016, our revenues, which include product sales and amounts earned from research and development contracts, were as follows (in millions):

	Three Months Ended		Nine Months Ended
Display Revenues by Application	September 30, 2017	September 24, 2016	September 30, 2017	September 24, 2016
Consumer	$1.3	$1.5	$2.8	$5.9
Military	2.9	1.2	6.1	3.6
Industrial	1.1	2.4	4.3	4.6
Other	0.3	0.4	1.3	1.5
Research & Development	0.5	0.3	1.9	0.7
Total	$6.1	$5.8	$16.4	$16.3
Sales of our products to customers that use our products for Wearable Applications is a critical part of our strategy to increase revenues and return to profitability and positive cash flow. Our success in selling our products for Wearable Applications will depend on the demand for our customers’ new products, which we are unable to predict. Consumer Applications primarily represents sales of our components for products that are worn on the head and  body for gaming and other applications. The decrease in Consumer Applications revenues in 2017 as compared to 2016 is primarily because of a decrease in sales to customers who use our products for drone headset applications and a health and fitness application. Sales of our products for Military Applications increased in 2017 as compared to 2016 primarily because of a company we acquired in the first quarter of 2017 that produces virtual reality systems for professional 3D applications. Revenue from the 2017 acquired company were approximately $1.9 million and $3.7 million in the three and nine months ended September 30, 2017, respectively. Included in Military Applications is incremental revenue of the acquired company of $1.9 million and $3.2 million for the three and nine months ended September 30, 2017, respectively. We are in qualification for the U.S. military’s Family of Weapon Sights (FWS) program. The FWS program has several sub-programs and we are currently proposing to be a supplier for the FWS-I and FWS-C programs. As part of the qualification process we are receiving low volume orders for the FWS-I program. The revenues for the FWS programs are recorded in Research & Development (R&D) and are the reason for the increase in R&D revenues in 2017 as compared to 2016.
Industrial Applications represents customers who purchase our display products for use in headsets used for applications in public safety and equipment such as 3D metrology and training and simulation. Revenue from the 2017 acquired company were approximately $0.4 million in the nine months ended September 30, 2017 and are included in the Industrial category.
International sales represented 52% and 64% of product revenues for the nine months ended September 30, 2017 and September 24, 2016, respectively. Our international sales are primarily denominated in U.S. currency. Consequently, a strengthening of the U.S. dollar could increase the price in local currencies of our products in foreign markets and make our products relatively more expensive than competitors' products that are denominated in local currencies, leading to a reduction in sales or profitability in those foreign markets. In addition, our Korean subsidiary, Kowon, holds U.S. dollars. As a result, our financial position and results of operations are subject to exchange rate fluctuation in transactional and functional currency. We have not taken any protective measures against exchange rate fluctuations, such as purchasing hedging instruments with respect to such fluctuations, because of the historically stable exchange rate between the Japanese yen, Great Britain pound, Korean won and the U.S. dollar. Foreign currency translation impact on our results, if material, is described in further detail under "Item 3. Quantitative and Qualitative Disclosures About Market Risk" section below.
Cost of Product Revenues.

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 24, 2016	September 30, 2017	September 24, 2016
Cost of product revenues (in millions):	$4.1	$4.6	$11.4	$13.9
Cost of product revenues as a % of net product revenues	74.2%	82.8%	78.5%	88.8%
For the three and nine months ended September 30, 2017, cost of product revenues, which is comprised of materials, labor and manufacturing overhead related to the production of our products, decreased as a percentage of revenues in 2017 as compared to 2016 because of a increase in sales of our military products which have higher gross margins than the other products sold during same period in 2016.
Research and Development. Research and development (R&D) expenses are incurred in support of internal development programs or programs funded by agencies or prime contractors of the U.S. government and commercial partners. R&D revenues associated with funded programs are presented separately in revenue in the statement of operations. Research and development costs include staffing, purchases of materials and laboratory supplies, circuit design costs, fabrication and packaging of display products, and overhead. For the three and nine months ended September 30, 2017 and September 24, 2016, R&D expense was as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 24, 2016	September 30, 2017	September 24, 2016
Funded	$0.8	$0.2	$2.4	$0.4
Internal	4.5	3.9	11.8	11.9
Total research and development expense	$5.3	$4.1	$14.2	$12.3

Funded R&D expense for the three and nine months ended September 30, 2017 increased as compared to the prior year due to an increase in spending for military programs. For the three months ended September 30, 2017, internal R&D increased as compared to prior year due to an increase in spending for wearable technology. For the nine months ended September 30, 2017, internal R&D was essentially flat with the same period in 2016. We expect to incur significant development costs in fiscal year 2017 to commercialize our Wearable technologies and develop military products.
Selling, General and Administrative.  Selling, general and administrative (S,G&A) expenses consist of the expenses incurred by our sales and marketing personnel and related expenses, and administrative and general corporate expenses.

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 24, 2016	September 30, 2017	September 24, 2016
Selling, general and administration expense (in millions)	$5.3	$4.0	$16.2	$12.0
Selling, general and administration expense as a % of revenues	87.1%	68.7%	98.4%	73.9%

S,G&A increased for the three months ended September 30, 2017 as compared to the same period in 2016, reflecting incremental S,G&A of $0.5 million from our acquisition of NVIS and an increase in stock-based compensation of $0.5 million. S,G&A increased for the nine months ended September 30, 2017 as compared to the same period in 2016, reflecting incremental S,G&A of $1.1 million from our acquisition of NVIS, an increase in stock-based compensation of $1.5 million and a $1.0 million increase in professional fees. The incremental S,G&A from NVIS for the three and nine months ended September 30, 2017 primarily relates to the amortization of intangibles resulting from the acquisition.
Other Income and Expense.

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 24, 2016	September 30, 2017	September 24, 2016
Other income (expense), net (in millions):	$0.3	$(1.2)	$0.7	$(1.5)
Other income (expense), net, is primarily composed of interest income, foreign currency transaction and remeasurement gains and losses incurred by our Korean and UK-based subsidiaries and other non-operating income items. During the three and nine months ended September 30, 2017, we recorded $0.2 million of foreign currency gains and $0.4 million of foreign currency losses, respectively. During the three and nine months ended September 24, 2016, we recorded $1.1 million and $1.6 million of foreign currency losses, respectively. During the nine months ended September 30, 2017, we recorded a non-cash $0.3 million gain on the mark-to-market of a warrant we received as part of a license of our technology.
In 2016, we discovered embezzlement at our Korean subsidiary of approximately $1.6 million which occurred during the period 2011 through 2016. In the three and nine month periods ended September 24, 2016, we recorded in Other income (expense), net, embezzlement expense of approximately $0.2 million and $0.4 million, respectively, representing the total amount of theft loss that occurred during those time periods. During the nine months ended September 30, 2017 we recognized a recovery of approximately $0.3 million received from the family of the embezzler as restitution.

Tax Provision. For the nine months ended September 30, 2017, we recorded a tax benefit of $1.1 million, which represents the net of $0.1 million for foreign income taxes related to uncertain tax positions and a benefit for the net reduction in estimated foreign withholding. In addition, as a result of the acquisition of a company, we recognized $1.0 million of net deferred tax liabilities which provides evidence of recoverability of our net deferred tax assets that previously carried a full valuation allowance. We reduced the valuation allowance on our net deferred tax assets in the amount of $1.0 million and such reduction was recognized as a benefit for income taxes for the nine months ended September 30, 2017. For the three and nine months ended September 24, 2016, we recorded a tax provision of $0.1 million and $2.2 million, respectively, for estimated foreign income taxes, an increase in estimated foreign withholding on anticipated future remitted earnings of a foreign subsidiary and estimated state income tax.
Net Income Attributable to Noncontrolling Interest. As of September 30, 2017, we owned approximately 93% of the equity of Kowon and 80% of the equity of eMDT. Net loss attributable to noncontrolling interest on our consolidated statement of operations represents the portion of the results of operations of our majority owned subsidiaries which is allocated to the shareholders of the equity interests not owned by us. The change in net income attributable to noncontrolling interest is the result of the change in the results of operations of Kowon and eMDT for the three and nine months ended September 30, 2017 and September 24, 2016.
Liquidity and Capital Resources
At September 30, 2017, we had cash and equivalents and marketable securities of $77.3 million and working capital of $70.5 million compared to $77.2 million and $70.0 million, respectively, as of December 31, 2016. The change in cash and equivalents and marketable securities was primarily due to net outflow of cash used in operating activities of $19.8 million and acquisition of a company for $3.7 million, offset by cash provided by the sale of 7.6 million shares of treasury stock for $24.7 million.
Cash and marketable debt securities held in U.S. dollars at September 30, 2017:

Domestic	$58,739,986
Foreign	9,166,205
Subtotal cash and marketable debt securities	67,906,191
Cash and marketable debt securities held in other currencies and converted to U.S. dollars	9,431,273
Total cash and marketable debt securities	$77,337,464
We have no plans to repatriate the cash and marketable debt securities held in our foreign subsidiaries FDD and Kopin Software Ltd. and, as such, we have not recorded any deferred tax liability with respect to such cash. The manufacturing operations at our Korean facility, Kowon, have ceased. Kowon has approximately $18.0 million of cash and marketable debt securities which we anticipate will eventually be remitted to the U.S. and, accordingly, we have recorded deferred tax liabilities associated with its unremitted earnings.
In March 2017, we acquired 100% of the outstanding stock of a company for $3.7 million plus contingent consideration. An additional $2.0 million can be earned if certain cash flow milestones are met and certain employees remain with the company through March 2020.
We expect to expend between $2.0 million and $3.0 million on capital expenditures over the next twelve months. We own approximately 93% of Kowon, our Korean subsidiary. The owners of the remaining 7% have expressed a desire to sell their shares to us. We are evaluating whether to purchase the shares. The Company has entered into two joint venture agreements and other agreements which are subject to certain closing conditions including government approvals. If the transactions close the Company will contribute certain intellectual property and approximately $8.0 million
As of September 30, 2017, we had U.S. federal and state tax loss carry-forwards, which may be used to offset U.S. future federal and state taxable income. We also had tax loss carry-forwards generated in our foreign subsidiaries which may be used to offset future foreign taxable income. We may be subject to alternative minimum taxes, foreign taxes and state income taxes depending on our taxable income and sources of taxable income.
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

Management's Plan to Remediate the Material Weaknesses

Our Korean subsidiary stopped production in 2013 and was maintained by a small staff, pending the sale of the facilities, which occurred in June of 2016. The employee responsible for the embezzlement was able, in large part, to perpetrate the fraud by obtaining the Company’s seal and using it to authenticate fraudulent documents. The Company's seal was removed from local management’s control by December 31, 2016 and now resides with an independent party. Local management must now make requests of our corporate accounting department to execute transactions. Our corporate accounting department coordinates with the independent party to execute any transactions. Our Korean subsidiaries' accounting function has been outsourced to an independent third party who reports directly to the corporate accounting department. In addition, enhanced reviews of bank statements, account reconciliations and supporting analysis are being performed by our corporate accounting department. We have also hired additional qualified personnel in our corporate accounting department who are implementing additional internal reporting procedures, including those designed to add depth to our review processes.

We expect that our remediation efforts will continue, although the material weaknesses will not be considered remediated until our controls have been operational for a period of time, such controls are tested and management concludes that such controls are effective.

Notwithstanding the identified material weakness and management’s assessment that internal control over financial reporting was ineffective as of September 30, 2017, management believes that the consolidated financial statements contained in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

Changes in Internal Control over Financial Reporting

There were no changes in the our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that was conducted during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except for our remediation efforts described above.

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

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2017 (Unaudited) and December 31, 2016, (ii) Condensed Consolidated Statements of Operations (Unaudited) for the three and nine months ended September 30, 2017 and September 24, 2016, (iii) Condensed Consolidated Statement of Comprehensive (Loss) Income (Unaudited) for the three and nine months ended September 30, 2017 and September 24, 2016, (iv) Condensed Consolidated Statements of Stockholders’ Equity (Unaudited) for the nine months ended September 30, 2017, (v) Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2017 and September 24, 2016, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KOPIN CORPORATION (Registrant)

Date:	November 9, 2017	By:	/S/ John C.C. Fan
John C.C. Fan
President, Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

Date:	November 9, 2017	By:	/S/ RICHARD A. SNEIDER
Richard A. Sneider
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)