Form 10-K
period 2017-12-30
KOPIN CORP
filed 2018-03-23
CIK 771266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 30, 2017
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐		Accelerated Filer	☒
Non-Accelerated Filer	☐	(do not check if a smaller reporting company)	Smaller Reporting Company	☐
Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐ No ☒
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 1, 2017 (the last business day of the registrant's most recent second fiscal quarter) the aggregate market value of outstanding shares of voting stock held by non-affiliates of the registrant was $279,127,638.
As of March 14, 2018, 76,524,532 shares of the registrant’s Common Stock, par value $.01 per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to its 2018 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

Part I
Forward Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995, including, without limitation, statements made relating to our belief that Kopin’s Wearable technology will enable easier and more convenient access to the content individuals carry in their smartphones or “in the cloud”, and will be embraced by both consumers and commercial users; our belief that our understanding of the needs associated with wearable headset systems and our customers’ products has been an important reason we have previously been successful in developing customer relationships; our belief that our system know-how is a compelling reason customers choose us as their supplier; our belief that small form factor displays will be a critical component in the development of military, consumer electronic and augmented and virtual reality markets and must provide high resolution images without compromising the portability of the product; our expectation that we will have negative cash flow from operating activities in 2018; our intention to continue to pursue U.S. government development contracts for applications that relate to our commercial product applications; our intention to prosecute and defend our proprietary technology aggressively; our belief that it is important to retain personnel with experience and expertise relevant to our business; our belief that it is important to invest in research and development to achieve profitability even during periods when we are not profitable; our belief that the technical nature of our products and markets demands a commitment to close relationships with our customers; our belief that continued introduction of new products in our target markets is essential to our growth; our belief that our wearable technology will be embraced by consumers and commercial users; our belief that our ability to develop and expand our wearable technologies and to market and license our concept systems and components will be critical for our revenue growth, positive cash flow, and profitability; our statement that we may make equity investments in companies; our belief that a strengthening of the U.S. dollar could increase the price of our products in foreign markets; our belief the impact of new regulations and customer demands relating to conflict minerals may increase costs related to compliance with such regulations and demands; our belief that our future success will depend primarily upon the technical expertise, creative skills and management abilities of our officers and key employees rather than on patent ownership; our belief that our extensive portfolio of patents, trade secrets and non-patented know-how provides us with a competitive advantage in the wearable technologies market; our belief that our ability to develop components, software and noise canceling technology and innovative headset system designs enhances our opportunity to grow within our targeted markets; our belief that our manufacturing process offers greater miniaturization, higher pixel density, full color capability, lower power consumption, and higher brightness compared to conventional active matrix LCD manufacturing approaches; our expectation not to pay cash dividends for the foreseeable future and to retain earnings for the development of our businesses; our expectation that we will expend between $2.0 million and $3.0 million on capital expenditures over the next twelve months; our belief that wireless smartphone makers are looking to create products that work as a complement to the smartphone or to eventually replace the smartphone with more convenient configurations; our belief that our available cash resources will support our operations and capital needs for at least the next twelve months; our expectation that we will have taxes based on our foreign operations in 2018; our expectation that we will have a state tax provision in 2018; our belief that our business is not disproportionately affected by climate change regulations; our belief that our operations have not been materially affected by inflation; and our belief that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations, and cash flows should not be material. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industries in which we operate, management's beliefs, and assumptions made by management. In addition, other written or oral statements, which constitute forward-looking statements, may be made by or on behalf of us. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “could”, “seeks”, “estimates”, and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements, whether as a result of new information, future events or otherwise. Factors that could cause or contribute to such differences in outcomes and results include, but are not limited to, those discussed below in Item 1A and those set forth in our other periodic filings filed with the Securities and Exchange Commission. Except as required by law, we do not intend to update any forward-looking statements even if new information becomes available or other events occur in the future.

Item 1.	Business
Introduction

We were incorporated in Delaware in 1984 and are a leading inventor, developer, manufacturer and seller of technologies, components and systems for the Smart Headset Wearable, military, thermal imager, 3D optical inspection system and training & simulation markets.

The components that we offered for sale in 2017 consisted of our proprietary miniature active-matrix liquid crystal displays ("AMLCD"), liquid crystal on silicon ("LCOS") displays / Spatial Light Modulators ("SLMs"), organic light emitting diode ("OLED") displays, application specific integrated circuits ("ASICs"), backlights, optical lenses and audio integrated circuits ("IC"). We refer to our AMLCD as “CyberDisplay®”, or LCOS displays/SLMs as “Time Domain ImagingTM technology”, our OLED as “Lightning™ Displays” and our audio IC as “Whisper® Chip". Our transmissive AMLCDs are designed in Westborough, Massachusetts, U.S.A., have initial manufacturing steps performed in Asia and then are completed in our facilities in Westborough, Massachusetts, U.S.A. Our reflective LCOS micro-displays are designed in Dalgety Bay, Scotland, U.K., have initial manufacturing steps performed in Asia and are completed in our facilities in Dalgety Bay, Scotland, U.K. Our OLED displays are designed in our San Jose, California, U.S.A. facilities and have initial manufacturing steps performed in Asia and then are completed by us in our facilities in Westborough, Massachusetts, U.S.A. Our displays provide either color or monochrome images and are offered in a variety of sizes and resolutions. The display driver ASICs we offer are designed in our San Jose, California, U.S.A. facilities and are the electronic interfaces between our displays and the product into which the displays are incorporated. The optical lenses and backlights we offer are based on either our proprietary designs or designs we license from third parties. Our licensed optical lenses are subject to agreements that have termination dates and are therefore subject to renewals. Our audio technologies are developed internally at our San Jose, California audio lab. The Whisper Chip, ASICs, optical lenses, and backlights are manufactured by third parties based on our purchase orders.

Our components are sold separately or in various levels of integration. For example, we offer a display module which includes an optical lens and backlight contained in either plastic or metal housings, a binocular display module which has two displays, lenses and backlights, and a higher-level assembly which has additional components for military applications. Current products which include our components are augmented reality consumer wearable devices for sports and fitness and virtual reality consumer products for recreational and sport drones; military devices such as thermal weapon sights and fighter pilot helmets; and industrial and public safety devices such as fire fighter thermal camera enabled masks. Our reflective display products are also configured as SLMs and are used in industrial equipment for 3D optical inspection. We have sold our AMLCD products to Rockwell Collins, Elbit Systems, Raytheon Company, DRS RSTA Inc., BAE Systems (directly and through a third party QiOptiq), and ITT for use in military applications, to Scotts Safety for public safety applications, to Google for enterprise wearable products, and to Samsung Electronics Co., Ltd. ("Samsung"), Nikon Corporation (“Nikon”) and Olympus Corporation ("Olympus") for digital still cameras. Our OLED display was first introduced in 2017 and our sales of OLED displays in 2017 have primarily been for sample purposes or customer development programs.

We have designed and offered systems that are focused on the emerging enterprise and consumer markets for head-worn, hands-free voice and gesture controlled wireless computing and communication devices. Our systems connect via Bluetooth or WiFi to a smartphone or similar device in order to access or transmit information from or to the Internet or devices that are in close proximity. A feature of our enterprise systems is the ability to contact a resource, referred to as the “Remote Expert”, who can help in resolving problems. The system user and the Remote Expert can be in different locations so while the system user may be in a hazardous location the Remote Expert may be in a relatively safe location. This allows companies that purchase enterprise systems the ability to leverage their in-house experts to the technicians in the field. We currently license our systems under agreements which may include a royalty payable to us and a purchase and supply agreement which requires our customer to buy our components for the system. These systems include our components and a variety of commercially available software packages and our proprietary software. Our business model is to license our concept systems or technologies to branded OEM customers who wish to develop and market head-worn products for both mobile enterprise and consumer applications.

In 2016, we began offering Solos® wearables, augmented reality smart glasses designed for the consumer fitness market. Solos uses our proprietary design and contains our display, optic, and ASIC technologies and internally developed software. Solos is a hands-free head-worn device that allows the user to access information either from the Internet through a smartphone or from various Bluetooth, WiFi or ANT+ enabled devices. For example, a cyclist user can see the information being provided by the bike sensors such as speed, cadence or watts produced, can access the Internet for GPS location or can access an Internet training application. Solos is designed in our Westborough, Massachusetts U.S.A. facility. We provide our components to a contract manufacturer in Asia who assembles Solos. In 2017 our sales of Solos were primarily through a Kickstarter campaign in order to get initial customer feedback.

In 2017 we acquired NVIS Inc. (“NVIS”), a designer and manufacturer of professional military and head-mounted virtual reality products and simulated military equipment located in Reston, Virginia U.S.A. In addition, some of NVIS’s products are manufactured by a contract manufacturer in the U.S.A. NVIS products allow customers to visualize and interact with simulated 3D environments and equipment for training purposes. Our customers develop high-fidelity training and simulation applications that require high-performance visuals, intuitive controls, and unsurpassed customer support. Some of NVIS’s products include our LCOS displays.
Sales to significant non-affiliated customers for fiscal years 2017, 2016 and 2015, as a percentage of total revenues, is as follows:

	Sales as a Percent of Total Revenue
	Fiscal Year
Customer	2017	2016	2015
Military Customers in Total	48%	24%	32%
Raytheon Company	*	*	18%
DRS Technologies	10%	*	*
Google, Inc.	*	*	22%
Rockwell Collins	10%	12%	*
Shenzhen Oriscape	*	20%	*
U.S. Army	12%	*	*
Funded Research and Development Contracts	11%	7%	12%
Note: The symbol “*” indicates that sales to that customer were less than 10% of the Company’s total revenues. The caption "Military Customers in Total" excludes research and development contracts.
Our fiscal year ends on the last Saturday in December. The fiscal years ended December 30, 2017, December 31, 2016, and December 26, 2015 are referred to herein as fiscal years 2017, 2016 and 2015, respectively. Our principal executive offices are located at 125 North Drive, Westborough, Massachusetts. Our telephone number is (508) 870-5959.
Industry Overview
Wearable Computing/Communicating

The introduction and wide acceptance of the smart-phone has generated advances in many technologies including smaller and cheaper electronic components, voice search engines and wireless 4G networks. Smart phone adoption has also been the catalyst for the development of software for a wide-range of applications. Leveraging off of these advances and the growth of cloud computing, a new category of “wearable” products, Smart Headsets, is emerging that provides access to data and these Apps, with some Smart Headsets including the use of voice activated hands-free technology. This emerging category of Wearable Systems can be used for hundreds of different applications by enterprise workers, public safety officials and consumers, bringing ever-increasing productivity, fun and convenience. Through the use of Smart Headsets both workers and consumers can have access to their digital files, the Internet, phone, e-mail etc., enabling an “always connected” work-style and lifestyle. We believe that advances in wearables will continue to make the “always connected” life increasingly convenient and more productive by providing easier access to and control of the information accessible through our electronic devices.

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

Our Solution
Kopin Wearable Technology

Kopin Wearable technology includes component technologies which can be integrated to create headset systems. The components we offer for sale primarily consist of our displays, backlights, ASICs, optical lenses and our audio IC, Whisper Chip. In addition, we offer headset system products such as Solos smart glasses for the health and fitness market, Golden-i for the enterprise market and a visor for training and simulation.

Display Products

Small form factor displays are used in military, consumer, and industrial products such as thermal weapon sights, safety equipment, virtual and augmented reality gaming, training and simulation products and metrology tools. In order for these markets to develop and grow, advances and investment in application software, optics and wireless communications systems with greater bandwidth and increased functionality will be necessary. We believe small form factor displays will be a critical component in the development of these markets as these systems must provide high resolution images without compromising the portability of the product.

There are several micro-display technologies commercially available including transmissive, reflective and emissive. We believe we are the only company that offers all of these technologies. Our principal display products are miniature high density color or monochrome Active Matrix Liquid Crystal Displays ("AMLCDs") with resolutions that range from approximately 320 x 240 resolution to 2048 x 1536 resolution and are sold in either a transmissive or reflective format. In 2017 we introduced an emissive OLED display with a resolution of 2048 x 2048. We sell our displays individually or in combination with our other components assembled in a unit. For example, we sell a module unit that includes a single display, backlight and optics in a plastic housing, a binocular display module unit that includes two displays, backlights and optics in a plastic housing, and a Higher-Level Assembly ("HLA") that contains a display, light emitting diode based illumination, optics, and electronics in a sealed housing, primarily for military applications.

Our transmissive display products, which we refer to as CyberDisplay® products, utilize high quality, single crystal on silicon, which is the same high quality silicon used in conventional integrated circuits. This single crystal silicon is not grown on glass; rather, it is first formed on a silicon wafer and patterned into an integrated circuit (including the active matrix, driver circuitry and other logic circuits) in an integrated circuit foundry. These processes enable the manufacture of miniature active matrix circuits, that are comparable to higher resolution displays relative to passive and other active matrix displays that are fabricated on glass. Our foundry partners fabricate integrated circuits for our CyberDisplay displays in their foundries in Taiwan. The fabricated wafers are then returned to our facilities, where we lift the integrated circuits off the silicon wafers and transfer them to glass using our proprietary Wafer Engineering technology. The transferred integrated circuits are then processed, packaged with liquid crystal and assembled into display panels at our Display Manufacturing Center in Westborough, Massachusetts.

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

For military applications which use our CyberDisplayTM®, the display is fabricated, tested and incorporated into a Higher Level Assembly ("HLA"). We offer a variety of models with varying levels of complexity but common to all models is our display, illuminations source, optics and electronics in a sealed unit.

Our reflective LCOS display products are miniature high density, dual mode color sequential/monochrome reflective micro displays with resolutions which range from approximately 1280 x 720 pixels ("720P") resolution to 2048 x 1536 pixels ("QXGA") resolution. These displays are manufactured at our facility in Scotland, U.K. Our reflective displays are based on a proprietary, very high-speed, ferroelectric liquid crystal on silicon ("FLCOS") platform. Our digital software and logic based drive electronics combined with the very fast switching binary liquid crystal enables our micro display to process images purely digitally and create red, green and blue gray scale in the time domain. This architecture has major advantages in visual performance over other liquid crystal, organic light-emitting diode and MEMS based technologies: precisely controlled full color or monochrome gray scale is achieved on a matrix of undivided high fill factor pixels, motion artifacts are reduced to an insignificant level and there are no sub-pixels, no moving mirrors and no analog conversions to detract from the quality of the image.

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

We refer to our emissive organic light emitting diode ("OLED") microdisplays as Lightning™ products. An OLED has the ability to emit light when an electrical current is flowing through its electroluminescent layers as opposed to our AMLCD which requires a separate light source. Our OLED displays have a top-emitting structure built on opaque silicon integrated circuits rather than on glass. Light from an OLED appears fairly evenly distributed in the forward directions and so a slight movement of the eye does not perceive the change in the image brightness or color, and therefore an OLED typically has a wider viewing angle than an AMLCD.

Our proprietary technology is in the design of the integrated circuits or “back plane”. We have engaged foundry services for the fabrication of the Lightning OLED displays. We believe this outsourcing model allows us to leverage existing infrastructure to obtain lower cost manufacturing and avail ourselves of manufacturing technology improvements as they occur.

Kopin demonstrated the Lightning OLED displays with 2048 x 2048 resolution (called 2k x 2k display) at the Consumer Electronics Show 2017. The 2k x 2k Lightning display addresses the most challenging technical hurdles with virtual reality systems, including the visible “screen door” effect, which is due to insufficient display resolution, bulky size, and nausea or dizziness from motion-to-photon latency, as well as heat-build-up caused by high power consumption. We combine the one-inch diagonal Lightning OLED microdisplay (which is less than 1/10 the size of direct view displays for the same resolution) with our patented Pancake™ optics (< 20 mm thick) to enable system manufacturers to create much smaller and thinner mobile VR systems. The Lightning OLED microdisplay has almost zero latency (about 10 microseconds) and an industry leading 120-Hz frame rate. At the same time, Lightning’s distinctive design enables low power consumption, even at 120-Hz.

By offering transmissive, reflective and emissive microdisplay technologies, Kopin can uniquely support whichever technology is best suited for a given application. Transmissive and reflective AMLCD are typically used in bright light conditions as their brightness can be modulated over a wide range by controlling the backlight operation. OLED technology displays currently have less brightness range, but offer superior contrast and response time characteristics and are better suited in an immersive products environment that blocks out the ambient light.

Optical Lenses and Backlights

We offer a variety of optical lenses some of which we have developed internally and others we license the rights to sell the lenses. We also offer a variety of backlights, some of which we have developed internally and some of which are “off-the-shelf” components. The lenses come in a variety of sizes with the smallest being our Pupil, followed by our Pearl, Prism, Pantile, and Pancake lenses. The different sizes of lenses give us and our customers design flexibility when creating headset systems. There is a trade-off between the lens size and the size of the perceived image to the viewer. For example, a Pearl lens will provide the viewer with an image approximately equivalent to what the viewer would see looking at a smartphone, whereas a Prism lens will provide the viewer with an image approximately equivalent to what the viewer would see looking at a tablet. A Pearl lens, however, is smaller than a Prism and would enable a more fashionable design. Therefore, a customer designing a consumer-oriented product may choose a Pearl lens but a customer designing an enterprise-oriented product might choose a Prism Lens. We use third parties to manufacture these lenses.

Whisper Chip

Today, many devices are equipped to use voice as an input or control method for the device. Most users find, however, that today’s speech recognition on their devices is not satisfactory because it does not work reliably in the variety of noisy environments we find ourselves in during the course of our days. The root cause of the low reliability is that the noise canceling software used in today’s devices is not always effective. The Whisper Chip addresses this problem. It is designed to enhance the performance of existing audio systems and speech recognition engines by allowing the speaker’s voice to be clearly “heard” by the listener, whether the “listener” is a person or a machine. The Whisper Chip incorporates our Voice Extraction™ Filter ("VEF"). VEF is a patented approach to singulating the voice signal without distorting it. The Whisper Chip is an all-digital solution that runs at 16MHz, consumes less than 12mW of power and replaces the CODEC so no ADC or DAC is needed. The Whisper Chip is 4 x 4 mm in size and accepts up to four (4) digital microphone inputs. We use third parties to manufacture the Whisper Chip.

Headset Systems

Our headset systems include:

•	Consumer-oriented reference headsets that resemble typical eyeglasses but include voice and audio capabilities allowing the user to communicate with other users;

•	Augmented reality health and fitness sunglasses, called Solos Smart glasses, that have voice and audio capabilities, a Pupil display module which overlays situational information on the glasses;

•
Industrial headset reference design, called Golden-i, which is essentially a complete head-worn computer that includes an optical pod with one of our display products, a microprocessor, battery, camera, memory and various commercially available software packages that we license; and

•
Training and simulation head-mounted display with a 1280x1024 full color display with either a 50° diagonal field-of-view in see-through or immersive modes or a stereoscopic 60° diagonal field-of-view, built-in microphone and stereo headphones for professional augmented and virtual reality applications.

Our headsets receive or transmit data from or to the Internet by interfacing with a smartphone or similar device via WiFi or Bluetooth. They can also receive information from devices in close proximity using ANT+. The display module or optical pod allows users to view the information such as Internet data, emails, text messages, maps or biometric data (heart rate), and situational data (speed, distance traveled, watts produced) at a “normal” size because of our specialized optics. Our industrial headset Golden-i provides the capability of viewing technical diagrams, by enabling the user to zoom in to see finer details or zoom out to see a larger perspective. Our headsets utilize operating system software we developed or outsource.

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
Strategy
Our commercial product strategy is to invent, develop, manufacture and sell the leading-edge critical components that enable our customers to create differentiated wearable products in their respective markets, to license wearable headset computing system designs to customers who wish to offer their own branded products that enable a better “always connected” experience and to develop and offer our branded Solos Wearables glasses to the health and fitness market, our Golden-i headset for the enterprise market and headsets for the training and simulation market. Our military strategy is to work primarily with the U.S. military to determine its program needs several years in the future and develop products which meet those needs. The critical elements of our strategy include:

•
Broad Portfolio of Intellectual Property. We believe that our extensive portfolio of patents, trade secrets and non-patented know-how provides us with a competitive advantage in the wearable computing industry and we have been accumulating, either by internal efforts or through acquisition, a significant patent and know-how portfolio. We own, exclusively license or have the exclusive right to sublicense approximately 300 patents and patent applications issued and/or pending worldwide. An important piece of our strategy is to continue to accumulate valuable patented and non-patented technical know-how relating to our micro displays as well as other critical technologies for advanced wearable services.

•
Maintain Our Technological Leadership.  We are a recognized leader in the design, development and manufacture of high resolution micro displays and modules which incorporate our micro displays with optics and ASICs and our audio IC, Whisper Chip. In 2017 we introduced our Lightning OLED microdisplay. We believe our ability to develop components, software and noise canceling technology and innovative headset system designs enhances our opportunity to grow within our targeted markets. By continuing to invest in research and development, we are able to add to our expertise as a system and components supplier for our original equipment manufacturer (our “OEM”) customers, and we intend to continue to focus our development efforts on proprietary wearable computing systems.

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

•
Internally Manufactured Products and Use of Third Party Manufacturing. We design and manufacture our transmissive and reflective display products in facilities that we lease and manage. Our OLED displays are designed by us but we use foundry service to perform a substantial portion of the manufacturing. Our optical lenses, backlights and ASICs are manufactured by third parties who are only authorized to manufacture and supply these products to us. The use of these third party manufacturers reduces our investments in plant and equipment and working capital for new products and enables us to update designs as trends change.

•
Strong U.S. Government Program Support. We perform under research and development contracts with U.S. government agencies, such as the U.S. Night Vision Laboratory and the U.S. Department of Defense. Under these contracts, the U.S. Government funds a portion of our efforts to develop next-generation micro-display related technologies. This enables us to supplement our internal research and development budget with additional funding. We have historically sold our products into aviation systems, such as fighter helmets and soldier centric systems such as thermal weapon sights. With the acquisition of NVIS in 2017 we are also attempting to enter new categories such as training and simulation systems and heavy armored vehicles.

Markets and Customers

Wearable products

Our business model is to generate revenues by selling components to customers who develop and manufacture, or distribute, products based on our technology, and license, for a royalty fee, our system designs and know-how, which includes the operating software and patented product designs, and to sell Solos Wearables and Golden-i systems directly. We may also receive development fees from customers to help them integrate our technology into their products. The sales of Solos Wearables is relatively new and to date the revenues have been de minimis. We have licensed our wearable system technologies to Lenovo New Vision, RealWear, Inc. and Fujitsu Limited for enterprise wearable systems.

Display Products

We currently sell our display products to our customers in various configurations including but not limited to a single display component, a module that includes a display, optic, backlight and focus mechanism and electronics, a binocular display module that includes two displays, lenses, and backlights, and as higher level assemblies or HLA for military customers. An HLA is similar to a module but includes additional components such as an eye cup specific to a military application.

We have sold our AMLCD products to Rockwell Collins, Elbit, Raytheon Company, DRS RSTA Inc., BAE Systems (directly and through a third party QiOptiq), and ITT for use in military applications, to Google for enterprise wearable products, to Scotts Safety for public safety applications, to Samsung Electronics Co., Ltd. ("Samsung") for consumer electronics, and to Intel Corporation and Vuzix Corporation for industrial applications.

In order for our display products to function properly in their intended applications, ASICs generally are required. Several companies have designed ASICs to work with our display products and our customers can procure these chip sets directly from the manufacturer or through us.

For fiscal years 2017, 2016 and 2015, sales to military customers, excluding research and development contracts, as a percentage of total revenue were 48%, 24% and 32%, respectively.

For fiscal years 2017, 2016 and 2015, research and development revenues, primarily from multiple contracts with various U.S. Governmental agencies, accounted for approximately 11%, 7% and 12%, respectively, of our total revenues.

For additional information with respect to our operating segments including sales and geographical information, see the notes to these consolidated financial statements for the year ended December 30, 2017, included with this Annual Report on Form 10-K.

Sales and Marketing

Our strategy is to sell our components both directly and through distributors to original equipment manufacturers. We sell our military display component products and training and simulation products directly to prime contractors of the U.S. government or to foreign companies. We historically have had a few customers who purchase in large volumes and many customers who buy in small volumes. “Large volume” is a relative term. For consumer display customers, purchases may be in the thousands per week, whereas industrial and military customers may purchase less than a hundred per month. We offer our Solos smart headset directly via the Internet and license our other headset system designs to customers who will develop end user products that include our components and software.

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

Our design and engineering staff are actively involved with customers during all phases of prototype design through production by providing engineering data, up-to-date product application notes, regular follow-up and technical assistance. In most cases, our technical staff work with each customer in the development stage to identify potential improvements to the design of the customer's product in parallel with the customer's effort. We have a product design group in Scotts Valley, California to assist our military product customers, a design group in Reston Virginia to assist our training and simulation customers and in San Jose, California to assist our Whisper Chip IC product customers. These groups assist customers with incorporating our technologies and products into our customer's products and to accelerate the design process, achieving cost-effective and manufacturable products, and ensuring a smooth transition into high volume production. Our group in Scotts Valley is also actively involved with research and development contracts for military applications.
Product Development

We believe that continued introduction of new products in our target markets is essential to our growth. Our commercial products tend to have one to three year life cycles. We have assembled a group of highly skilled engineers who work internally as well as with our customers to continue our product development efforts. Our primary development efforts are focused on displays, military products, noise cancellation, optics and headset system designs. For fiscal years 2017, 2016 and 2015 we incurred total research and development expenses of $18.9 million, $16.0 million and $17.6 million, respectively.

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

We offer components such as our optical lenses, backlights and ASICs, manufactured to our specifications, which we then buy and resell. The components which are made to order include either intellectual property we developed or that we license from third parties.

Headset System Design Products

Our headset system efforts are primarily focused on operating and application software development, improving the optics in the display pod and reducing the size and power consumption of the unit and improving the overall fit and style of the system.
Funded Research and Development

We have entered into various development contracts with agencies and prime contractors of the U.S. government and commercial customers. These contracts help support the continued development of our core technologies. We intend to continue to pursue development contracts for applications that relate to our commercial and military product applications. Our contracts contain certain milestones relating to technology development and may be terminated prior to completion of funding. Our policy is to retain our proprietary rights with respect to the principal commercial applications of our technology however we are not always able to retain our proprietary rights. To the extent technology development has been funded by a U.S. federal agency, under applicable U.S. federal laws the federal agency that provided the funding has the right to obtain a non-exclusive, non-transferable, irrevocable, fully paid license to practice or have practiced this technology for governmental use. For our commercial development agreements customers often obtain exclusive rights to a particular display or technology that is developed either permanently or for some period of time. Revenues attributable to research and development contracts for fiscal years 2017, 2016 and 2015 totaled $2.9 million, $1.5 million and $3.9 million, respectively.
Competition

Component Products

The commercial display market is highly competitive and is currently dominated by large Asian-based electronics companies including AUO, Himax, LG Display, Samsung, Sharp, Seiko and Sony. The display market consists of multiple segments, each focusing on different end-user applications applying different technologies. Competition in the display field is based on price and performance characteristics, product quality, size and the ability to deliver products in a timely fashion. The success of our display product offerings will also depend upon the adoption of our display products by consumers as an alternative to traditional active matrix LCDs or OLEDs and upon our ability to compete against other types of well-established display products and new emerging display products. Particularly significant is a consumer's willingness to use a near eye display device, as opposed to a direct view display which may be viewed from a distance of several inches to several feet. In addition, companies such as Samsung and Oculus are offering products which use a cell phone or a cell phone display to provide the image. Cell phone displays typically have lower resolution and greater image latency than our products but are lower in cost. We cannot be certain that we will be able to compete against these companies and technologies, or that the consumer will accept the use of such eyewear in general or our partners' form factor specifically.

There are also a number of active matrix LCD and alternative display technologies in development and production. These technologies include plasma, organic light emitting diode, micro LED and virtual retinal displays, some of which target the high performance small form factor display markets in which our military display products are sold. There are many large and small companies that manufacture or have in development products based on these technologies. Our display products will compete with other displays utilizing these and other competing display technologies.

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

Headset Concept Design Products

The markets our headset systems are targeted at currently use smartphones, smartwatches laptop computers, personal computers, tablets, ruggedized portable computers referred to as "tough books” and a variety of hand-held devices. This market is extremely competitive and is served by companies such as Panasonic, Garmin, Toshiba, Dell, HTC, Hewlett Packard, Apple, Sony and Samsung. These companies are substantially larger than Kopin from revenue, cash flow and asset perspectives.

Patents, Proprietary Rights and Licenses

An important part of our product development strategy is to seek, when appropriate, protection for our products and proprietary technology through the use of various United States and foreign patents and contractual arrangements. We intend to prosecute and defend our proprietary technology aggressively. Many of our United States patents and applications have counterpart foreign patents, foreign patent applications or international patent applications through the Patent Cooperation Treaty.

The process of seeking patent protection can be time consuming and expensive and we cannot be certain that patents will be issued from currently pending or future patent applications or that our existing patents or any new patents that may be issued will be sufficient in scope and strength to provide meaningful protection or any commercial advantage to us. We may be subject to or may initiate contested patent or patent application proceedings in the United States Patent and Trademark Office, foreign patent offices or the courts, which can demand significant financial and management resources. Patent applications in the United States typically are maintained in secrecy until they are published about eighteen months after their earliest claim to priority; since publication of discoveries in the scientific and patent literature lags behind actual discoveries, we cannot be certain that we were the first to conceive of inventions covered by our pending patent applications or the first to file patent applications on such inventions. We cannot be certain that our pending patent applications or those of our licensors will result in issued patents or that any issued patents will afford protection against a competitor. In addition, we cannot be certain that others will not obtain patents that we would need to license, circumvent or cease manufacturing and sales of products covered by these patents, nor can we be sure that licenses, if needed, would be available to us on favorable terms, if at all.

We cannot be certain that foreign intellectual property laws will allow protection of our intellectual property rights or that others will not independently develop similar products, duplicate our products or design around any patents issued or licensed to us. Our products might infringe upon the patent rights of others, whether existing now or in the future. For the same reasons, the products of others could infringe upon our patent rights. We may be notified, from time to time, that we could be or we are infringing certain patents or other intellectual property rights of others. Litigation, which could be very costly and lead to substantial diversion of our resources, even if the outcome is favorable, may be necessary to enforce our patents or other intellectual property rights or to defend us against claimed infringement of the rights of others. These problems can be particularly severe in foreign countries. In the event of an adverse ruling in litigation against us for patent infringement, we might be required to discontinue the use of certain processes, and cease the manufacture, use, importation and/or sale of infringing products, expend significant resources to develop non-infringing technology or obtain licenses to patents of third parties covering the infringing technology. We cannot be certain that licenses will be obtainable on acceptable terms, if at all, or that damages for infringement will not be assessed or that litigation will not occur. The failure to obtain necessary licenses or other rights or litigation arising out of any such claims could adversely affect our ability to conduct our business as we presently conduct it and as we plan to conduct it in the future.

We also attempt to protect our proprietary information with contractual arrangements and under trade secret laws. We believe that our future success will depend primarily upon the technical expertise, creative skills and management abilities of our officers and key employees in addition to patent ownership. Our employees enter into agreements containing provisions with respect to confidentiality and assignment of rights to us for inventions made by them while in our employ. Agreements with consultants generally provide that rights to inventions made by them while consulting for us will be assigned to us unless the assignment of rights is prohibited by the terms of any of their prior agreements. Agreements with employees, consultants and collaborators contain provisions intended to further protect the confidentiality of our proprietary information. To date, we have had no experience in enforcing these agreements. We cannot be certain that these agreements will not be breached or that we would have adequate remedies for any breaches. Our trade secrets may not be secure from discovery or independent development by competitors, in which case we may not be able to rely on these trade secrets to prevent our competitors from using them.

Government Regulations

We are subject to a variety of federal, state and local governmental regulations related to the use, storage, discharge and disposal of toxic, volatile or otherwise hazardous chemicals used in our manufacturing process. The failure to comply with present or future regulations could result in fines being imposed on us, suspension of production or cessation of operations. Any failure on our part to control the use of, or adequately restrict the discharge of, hazardous substances, or otherwise comply with environmental regulations, could subject us to significant future liabilities. In addition, we cannot be certain that we or our suppliers have not in the past violated applicable laws or regulations, which violations could result in required remediation or other liabilities. We also cannot be certain that past use or disposal of environmentally sensitive materials in conformity with then existing environmental laws and regulations will protect us from required remediation or other liabilities under current or future environmental laws or regulations. Certain chemicals we import are subject to regulation by the U.S. Government. If we or our suppliers do not comply with applicable laws, we could be subject to adverse government actions and may not be able to import critical supplies.

We are also subject to federal International Traffic in Arms Regulations ("ITAR") laws which regulate the export of technical data and export of products to other nations which may use these products for military purposes. The failure to comply with present or future regulations could result in fines being imposed on us, suspension of production, or a cessation of operations. Any failure on our part to control the use of, or adequately restrict the discharge of, hazardous substances, or otherwise comply with environmental regulations, could subject us to significant future liabilities. Any failure on our part to obtain any required licenses for the export of technical data and/or export of our products or to otherwise comply with ITAR, could subject us to significant future liabilities. In addition, we cannot be certain that we have not in the past violated applicable laws or regulations, which violations could result in required remediation or other liabilities.

We are also subject to federal importation laws which regulate the importation of raw materials and equipment from other nations which are used in our products. The failure to comply with present or future regulations could result in fines being imposed on us, suspension of production, or a cessation of operations.

Investments in Related Businesses

In March 2017, we purchased 100% of the outstanding stock of NVIS, Inc. ("NVIS") for $3.7 million. NVIS produces virtual reality systems for 3D applications. We may be required to pay up to $2.0 million if certain future operating performance milestones are met and the selling shareholders remain employed with NVIS through March 2020. As there is a requirement to remain employed to earn the contingent payments, these contingent payments will be treated as compensation expense.

We own 100% of the outstanding common stock of Forth Dimension Displays Ltd. ("FDD") and Kopin Software Ltd and we consolidate their financial results within our consolidated financial statements.

We own 80% of the outstanding common stock of e-MDT America ("eMDT") and we consolidate the financial results of eMDT within our consolidated financial statements.
We have entered into three joint venture agreements and other agreements some of which are subject to certain closing conditions, including government approvals. As of December 30, 2017, one of the joint venture agreements had been executed and we made its $1.0 million capital contribution subsequent to year end. Under certain joint venture agreements, in addition to the our cash contribution, we will contribute certain intellectual property in 2018. Subsequent to year end, the second joint venture agreement had been executed and we expect to make its capital contribution of approximately $5.3 million in 2018 (our capital contribution under the agreement is 35.0 million RMB). Our third joint venture agreement is subject to certain closing conditions including government approvals. We expect the third joint venture to be completed in 2018. If the third joint venture agreement is executed, our contribution will be $2.0 million and certain intellectual property.
We may from time to time make further equity investments in these and other companies engaged in certain aspects of the display, electronics, optical and software industries as part of our business strategy. In addition, the wearable computing product market is relatively new and there may be other technologies we need to invest in to enhance our product offering. These investments may not provide us with any financial return or other benefit and any losses by these companies or associated losses in our investments may negatively impact our operating results. Three of our Directors have invested in a publicly-held company in which we have invested. The investment is recorded on our consolidated balance sheet at approximately $0.5 million.

Employees

As of December 30, 2017, our consolidated business employed 172 full-time individuals and 3 part-time individuals. Of these employees, 10 hold Ph.D. degrees in Material Science, Electrical Engineering or Physics. Our management and professional employees have significant prior experience in semiconductor materials, device transistor and display processing, manufacturing and other related technologies. Our employees are located in the U.S., Europe and Asia and the laws regarding employee relationships are different by jurisdiction. None of our employees are covered by a collective bargaining agreement. We consider relations with our employees to be good.

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

In addition, we also are subject to rules promulgated by the Securities Exchange Commission ("SEC") in 2012 pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 that require us to conduct due diligence on and disclose if we are able to determine whether certain materials (including tantalum, tin, gold and tungsten), known as conflict minerals, originate from mines in the Democratic Republic of the Congo or certain adjoining countries ("DRC"), are used in our products. The DRC minerals report for a calendar year is due by the second quarter of the following calendar year and we are conducting appropriate diligence measures to comply with such requirements.

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

Executive Officers of the Registrant

The following sets forth certain information with regard to our executive officers as of March 23, 2018 (ages are as of December 30, 2017):

John C.C. Fan, age 74		Bor-Yeu Tsaur, age 62
●	President, Chief Executive Officer and Chairman	●	Executive Vice President—Display Operations
●	Founded Kopin in 1984	●	Joined Kopin in 1997

Richard A. Sneider, age 57		Hong Choi, age 66
●	Treasurer and Chief Financial Officer	●	Vice President and Chief Technology Officer
●	Joined Kopin in 1998	●	Joined Kopin in 2000

Item 1A.	Risk Factors

We have experienced a history of losses and have a significant accumulated deficit. In addition, we have had negative cash flow from operating activities in 2017 and 2016 and we expect to have negative cash flow from operating activities in 2018. Since inception, we have incurred significant net operating losses. As of December 30, 2017, we have an accumulated deficit of $240.1 million. At December 30, 2017 and December 31, 2016, we had $68.8 million and $77.2 million of cash and cash equivalents and marketable securities, respectively. For the years 2017 and 2016 net cash used in operating activities was $25.9 million and $26.2 million, respectively. The decline in our cash and cash equivalents and marketable securities is partially a result of funding our operating losses of which a significant component is our investments in research and development for Wearable products. Our products are targeted towards the wearable market which we believe is still developing and we cannot predict how long the wearable market will take to develop or if our products will be accepted if the market is created. Accordingly, we believe it is important to continue to invest in research and development even during periods when we are not profitable. Our philosophy and strategies may result in our incurring losses from operations and negative cash flow.

The market segment for our Wearable products may not develop or may take longer to develop than we anticipate which may impact our ability to grow revenues. We have developed head-worn, voice and gesture controlled, hands-free cloud computing headset systems which we intend to sell and license to customers and various components for wearable devices which we intend to sell to customers as either a part of the license arrangement or separately. We refer to our headset systems and components sold to customers for use in wearable applications as our Wearable products. Our success will depend on the acceptance of wearable products by consumers and in particular the widespread adoption of the headset format. We are unable to predict when or if consumers will adopt wearable products. Customers may determine that the headset is not comfortable, weighs too much, costs too much or provides too little functionality. In addition, the wearable headset products may be accepted by consumers but Wearable product manufactures may choose to manufacture our competitors' products. Our success in commercializing our Wearable products is very important in our ability to achieve positive cash flow and profitability. If we are unable to commercialize our Wearable products we may not be able to increase revenues, achieve profitability or positive cash flow.

Our revenues and cash flows could be negatively affected if sales of our Display products for military applications significantly decline. Over the last several years a primary source of our military revenues has been the sale of our display products to the military for use in thermal weapon sights. We currently are designed in certain systems and are in qualification for other certain systems in the Family Weapon Sight ("FWS") program, which we believe is the next significant government procurement program that uses our technology. We may not be awarded the systems we are in qualification for and for the system we are qualified for we may only be awarded a portion of the program as the U.S. military looks to have multiple sources when possible. In addition, the government could postpone or cancel the programs. Our ability to generate revenues and cash flow from sales to the U.S. military is dependent on our display products being qualified and remaining qualified in the F-35 Strike Fighter, FWS and other U.S. military programs and the U.S. military funding these programs. We believe the U.S. military is evaluating alternative display technologies for the F-35 Strike Fighter program. Our ability to generate revenues and cash flow from sales to the U.S. military is also dependent on winning contracts in competition against our competitors. If we are unable to be qualified into new U.S. military programs, remain qualified in existing programs, win orders against our competition or military programs are not funded our ability to generate revenues, achieve profitability and positive cash flow will be negatively impacted.

Our ability to manufacture and distribute our Display products would be severely limited if the foundries that we rely on to manufacture integrated circuits for our Display products fail to provide those services. We depend principally on a Taiwanese foundry for the fabrication of integrated circuits for our display products. In addition, we rely on foundry service for OLED deposition and processing of OLED displays. We have no long-term contracts with the Chinese, Taiwanese or Korean foundries and from time to time we have been put on allocation which means the foundry will limit the number of wafers they will process for us. We have an agreement with a Chinese foundry which entitles us to 50 percent of certain production capacity but not the entire manufacturing line to manufacture OLED displays. If the foundries were to terminate their arrangement with us or become unable to provide the required capacity and quality on a timely basis, we may not be able to manufacture and ship our display products or we may be forced to manufacture them in limited quantities until replacement foundry services can be obtained. Furthermore, we cannot assure investors that we would be able to establish alternative manufacturing and packaging relationships on acceptable terms.

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

Due to natural disasters such as earthquakes and typhoons that have occasionally occurred in Asia, many Taiwanese companies, including the Taiwanese foundry we use, have experienced related business interruptions. Our business could suffer significantly if either of the foundries we use had operations which were disrupted for an extended period of time due to natural disaster, political unrest or financial instability.

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

Disruptions of our production of our Display products would adversely affect our operating results. If we were to experience any significant disruption in the operation of our facilities, we would be unable to supply our display products to our customers. Many of our sales contracts include financial penalties for late delivery. In the past, we have experienced power outages at our facilities which ranged in duration from one to four days. We have certain critical pieces of equipment necessary to operate the facility which are no longer offered for sale and we may not have service contracts or spare parts for the equipment. Additionally, as we introduce new equipment into our manufacturing processes, our display products could be subject to especially wide variations in manufacturing yields and efficiency. We may experience manufacturing problems that would result in delays in product introduction and delivery or yield fluctuations.

A disruption to our information technology systems could significantly impact our operations and impact our revenue and profitability. Our data processing systems are cloud based and hosted by third parties. We also use software packages which are no longer supported by their developer. We have experienced short term (i.e., a few days) interruptions in our Internet connectivity. An interruption to the third party systems or in the infrastructure which allows us to connect to the third party systems for an extended period may impact our ability to operate the businesses and process transactions which could result in a decline in sales and affect our ability to achieve or maintain profitability.

If our information technology security systems are penetrated and confidential and or proprietary information were taken we could be subject to fines, law suits and loss of customers. Significantly larger organizations with much greater resources than us have been the victim of cybercrimes. We are routinely sent emails which are probing our Internet security. Our Internet security systems have detected outside organizations attempting to install Trojan virus software packages in our systems. We rely on our electronic information systems to perform the routine transactions to run our business. We transact business over the Internet with customers, vendors and our subsidiaries. We have implemented security measures to protect unauthorized access to this information. We have also implemented security policies which limit access via the Internet from the company to the outside world based on the individual's position in the company. We routinely receive security patches for the software we use from the software providers. Our primary concerns are inappropriate access to personnel information, information covered under the International Traffic in Arms Regulation, product designs and manufacturing information, financial information and our intellectual property, trade secrets and know-how. If our security systems are penetrated and confidential and or proprietary information were taken we could be subject to fines, law suits and loss of customers.

Our headset system is dependent on software which we have limited experience in developing, marketing or licensing. Our headset systems include a combination of commercially available software and operating and speech enhancement software that we internally developed or acquired. In addition, we are offering Whisper Chip which is an integrated circuit that contains software developed by us. We have little experience in developing, marketing or licensing software. If we are unable to integrate internally developed or acquired software in our headset system we may not be able to license the designs. The market demand for our headset systems or the products our customers may develop based on our head set systems is dependent on our ability to collaborate with software developers who write application software in order to create utility in our customer's products. If we are unable to develop, license or acquire software or if we or the market in general, does not create a sufficient body of application software our systems may not be accepted by the market and we may not be able to increase revenues, achieve profitability or positive cash flow.

We license intellectual property rights of others. Included in our headset systems is software which we license from other companies. Should we violate the terms of a license, our license could be canceled. The companies may decide to stop supporting the software we license or new versions of the software may not be compatible with our software which would require us to rewrite our software which we may not be able to do. The license fees we pay may be increased which would negatively affect our ability to achieve profitability and positive cash flow. If we are unable to obtain and or maintain existing software license relationships our ability to grow revenue and achieve profitability and positive cash flow may be negatively affected.

Our headset systems use software that we license from other companies ("Licensors") and require us to access the Licensor's data centers and interruptions or delays in service from data center hosting facilities could impair our customer's products. Any damage to, or failure of, the systems of our Licensors generally could result in interruptions in service to our customers. Interruptions in service to our customers may reduce our revenue, cause us to issue credits or pay penalties, cause customers to terminate their contracts and reduce our ability to attract new customers.

We may not be successful in protecting our intellectual property and proprietary rights and we may incur substantial costs in defending our intellectual property. Our success depends in part on our ability to protect our intellectual property and proprietary rights. We have obtained certain domestic and foreign patents and we intend to continue to seek patents on our inventions when appropriate. We also attempt to protect our proprietary information with contractual arrangements and under trade secret laws. Our employees and consultants generally enter into agreements containing provisions with respect to confidentiality and the assignment of rights to us for inventions made by them while in our employ or consulting for us. These measures may not adequately protect our intellectual property and proprietary rights. Existing trade secret, trademark and copyright laws afford only limited protection and our patents could be invalidated, held to be unenforceable or circumvented. Moreover, the laws of certain foreign countries in which our products are or may be manufactured or sold may not allow full protection of our intellectual property rights. Misappropriation of our technology and the costs of defending our intellectual property rights from misappropriation could substantially impair our business. If we are unable to protect our intellectual property and proprietary rights, our business may not be successful and the value of investors' investment in us may decline.

Our products could infringe on the intellectual property rights of others. Companies in the wearable computing and display industries steadfastly pursue and protect their intellectual property rights. This has resulted in considerable and costly litigation to determine the validity and enforceability of patents and claims by third parties of infringement of patents or other intellectual property. Our products could be found to infringe on the intellectual property rights of others. Other companies may hold or obtain patents on inventions or other proprietary rights in technology necessary for our business. Periodically companies inquire about our products and technology in their attempts to assess whether we violate their intellectual property rights. If we are forced to defend against patent infringement claims, we may face costly litigation, diversion of technical and management personnel, and product shipment delays, even if the allegations of infringement are unwarranted. If there is one or more successful claims of infringement against us and we are unable to develop non-infringing technology or license the infringed or similar technology on a timely basis, or if we are required to cease using one or more of our business or product names due to a successful trademark infringement claim against us, our business could be adversely affected.

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

Our customers who purchase display products for military applications typically incorporate our products into their products which are sold to the U.S. government under contracts. U.S. government contracts generally are not fully funded at inception and may be terminated or modified prior to completion, which could adversely affect our business. Congress funds the vast majority of the federal budget on an annual basis, and Congress often does not provide agencies with all the money requested in their budget. Many of our customers' contracts cover multiple years and, as such, are not fully funded at contract award. If Congress or a U.S. government agency chooses to spend money on other programs, our customers' contracts may be terminated for convenience. Federal laws, collectively called the Anti-Deficiency Act, prohibit involving the government in any obligation to pay money before funds have been appropriated for that purpose, unless otherwise allowed by law. Therefore, the Anti-Deficiency Act indirectly regulates how the agency awards our contracts and pays our invoices. Federal government contracts generally contain provisions, and are subject to laws and regulations, that provide the federal government rights and remedies not typically found in commercial contracts, including provisions permitting the federal government to, among other provisions: terminate our existing contracts; modify some of the terms and conditions in our existing contracts; subject the award to protest or challenge by competitors; suspend work under existing multiple year contracts and related delivery orders; and claim rights in technologies and systems invented, developed or produced by us.

The federal government may terminate a contract with us or our customer either “for convenience” (for instance, due to a change in its perceived needs) or if we default due to our failure or the failure of a subcontractor to perform under the contract. If the federal government terminates a contract with our customer, our contract with our customers generally would entitle us to recover only our incurred or committed costs, settlement expenses and profit on the work completed prior to termination. However, under certain circumstances, our recovery costs upon termination for convenience of such a contract may be limited.

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

Our contracting agency customers may review our performance under and compliance with the terms of our federal government contracts. If a government review or investigation uncovers improper or illegal activities, we may be subject to civil or criminal penalties or administrative sanctions, including:

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

A decline in the U.S. government defense budget, changes in spending or budgetary priorities, prolonged U.S. government shutdown or delays in contract awards may significantly and adversely affect our future revenues, cash flow and financial results. In recent years, U.S. government appropriations have been affected by larger U.S. government budgetary issues and related legislation. In 2011, Congress enacted the Budget Control Act of 2011 ("BCA"), which established specific limits on annual appropriations for fiscal years ("FY") 2012–2021. The BCA has been amended a number of times, most recently by the Bipartisan Budget Act of 2015 ("BBA"). As a result, Department of Defense ("DoD") funding levels have fluctuated over this period and have been difficult to predict. Future spending levels are subject to a wide range of outcomes, depending on Congressional action. In addition, in recent years the U.S. government has been unable to complete its budget process before the end of its fiscal year, resulting in both a governmental shut-down and Continuing Resolutions ("CRs") to extend sufficient funds only for U.S. government agencies to continue operating. Additionally, the national debt has recently threatened to reach the statutory debt ceiling, and such an event in future years could result in the U.S. government defaulting on its debts.

As a result, defense spending levels are difficult to predict beyond the near-term due to numerous factors, including the external threat environment, future governmental priorities and the state of governmental finances. Significant changes in defense spending or changes in U.S. government priorities, policies and requirements could have a material adverse effect on our results of operations, financial condition or liquidity.

Customer demands and new regulations related to conflict-free minerals may adversely affect us. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”) imposes new disclosure requirements regarding the use of “conflict” minerals mined from the Democratic Republic of Congo and adjoining countries in products, whether or not these products are manufactured by third parties. These requirements could affect the pricing, sourcing and availability of minerals used in the manufacture of semiconductor devices (including our products). We will incur additional costs associated with complying with the disclosure requirements, such as costs related to determining the source of any conflict minerals used in our products. Our supply chain is complex and we may be unable to verify the origins for all metals used in our products. We purchase materials from foreign sources and they may not cooperate and provide us with the necessary information to allow us to comply with the Act. This may require us to find alternative sources which could delay product shipments. We may also encounter challenges with our customers and stockholders if we are unable to certify that our products are conflict free. The current status of the government's enforcement of the Act is unclear.

The 2017 Tax Cuts and Jobs Act has many provisions for which guidance has not yet been provided by the government. The 2017 Tax Cuts and Jobs Act (the "Tax Act") was enacted on December 22, 2017, and significantly affected U.S. tax law by changing how the U.S. imposes income tax on multinational corporations. The U.S. Department of Treasury has broad authority to issue regulations and interpretative guidance that may significantly impact how we will apply the law and impact our results of operations in the period issued.

The Tax Act requires complex computations not previously provided in U.S. tax law. As such, the application of accounting guidance for such items is currently uncertain. Further, compliance with the Tax Act and the accounting for such provisions require accumulation of information not previously required or regularly produced. As a result, we have provided a provisional estimate on the effect of the Tax Act in our financial statements. As additional regulatory guidance is issued by the applicable taxing authorities, as accounting treatment is clarified, as we perform additional analysis on the application of the law, and as we refine estimates in calculating the effect, our final analysis, which will be recorded in the period completed, may be different from our current provisional amounts, which could materially affect our tax obligations and effective tax rate.

We may incur significant liabilities if we fail to comply with stringent environmental laws and regulations and the International Traffic in Arms Regulations ("ITAR") or if we did not comply with these regulations in the past. We are subject to a variety of federal, state and local governmental regulations related to the use, storage, discharge and disposal of toxic or otherwise hazardous chemicals used in our manufacturing process. We are also subject to federal ITAR laws which regulate the export of technical data and export of products to other nations which may use these products for military purposes. The failure to comply with present or future regulations could result in fines being imposed on us, suspension of production, or a cessation of operations. Any failure on our part to control the use of, or adequately restrict the discharge of, hazardous substances, or otherwise comply with environmental regulations, could subject us to significant future liabilities. Any failure on our part to obtain any required licenses for the export of technical data and/or export of our products or to otherwise comply with ITAR, could subject us to significant future liabilities. In addition, we cannot be certain that we have not in the past violated applicable laws or regulations, which violations could result in required remediation or other liabilities. We also cannot be certain that past use or disposal of environmentally sensitive materials in conformity with then existing environmental laws and regulations will protect us from required remediation or other liabilities under current or future environmental laws or regulations.

We may be unable to modify our products to meet regulatory or customer requirements. From time to time our display products are subject to new domestic and international requirements such as the European Union's Restriction on Hazardous Substances ("RoHS") Directive. Our customers are requiring that we are in compliance with “all laws” in their terms and conditions. If we are unable to comply with these regulations we may not be permitted to ship our products, which would adversely affect our revenue and ability to maintain profitability. In addition, if we are found to be in violation of laws we may be subject to fines and penalties.

We may pursue acquisitions and investments that could adversely affect our business. In the past we have made, and in the future we may make, acquisitions of, and investments in, businesses, products and technologies that could complement or expand our business. If we identify an acquisition candidate, we may not be able to successfully integrate the acquired businesses, products or technologies into our existing business and products. Future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities, amortization expenses and write-downs of acquired assets. In 2017, 2015, 2012 and 2011, we acquired 100% of the outstanding shares of NVIS, we increased our ownership of the outstanding shares of Kopin Software Ltd to 100%, acquired 80% of the outstanding shares of eMDT Inc. and acquired 100% of the outstanding shares of FDD, respectively. If we are unable to operate Kopin Software Ltd., eMDT, FDD and NVIS profitably, our results of operations will be negatively affected. We perform periodic reviews to determine if these investments are impaired, but such reviews are difficult and rely on significant judgment about the company’s technology, ability to obtain customers, and ability to become cash flow positive and profitable. We may take future impairment charges which will have an adverse impact of on our results of operations.

Additionally, we are a party to several joint ventures and investments where we may have some influence, but we do not control them. Accordingly, we have limited control over their governance, financial reporting and operations. As a result, we face certain operating, financial and other risks relating to these investments, including risks related to the financial strength of our joint venture partners, having differing objectives from our partners, compliance risks relating to actions of the joint venture or our partners and the risk that we will be unable to resolve disputes with the joint venture partner. As a result, these investments may not contribute to our earnings and cash flows. In addition, these joint ventures may be required to raise additional capital which may result in our ownership percentage being decreased.

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
We lease our 74,000 square foot production facility in Westborough, Massachusetts, 10,000 square feet of which is contiguous environmentally controlled production clean rooms operated between Class 10 and Class 1,000 levels. The lease expires in 2023. In addition to our Massachusetts facility, we lease a 5,800 square foot design facility in Scotts Valley, California for developing prototypes of products incorporating our CyberDisplay product and a 10,000 square foot facility in San Jose, California which houses our wearable computing Tech center and ASIC development. These facility leases expire in 2019 and 2021, respectively. We also have leases in Hong Kong and Shenzhen, China, which expire in 2018 and Tokyo, Japan, which expires in 2019.
NVIS, our subsidiary in Reston, Virginia, leases 6,100 square feet in Reston. FDD, our subsidiary in Scotland, leases 20,000 square feet in Dalgety Bay, 5,000 square feet of which is contiguous environmentally controlled production clean rooms operated between Class 10 and Class 10,000 levels. This facility’s lease expires in 2019. Kopin Software Ltd., our subsidiary in the United Kingdom, leases a property which occupies an aggregate of 7,000 square feet. This facility's lease expires in 2018.
At this time, we believe these properties are suitable for our needs for the foreseeable future.

Item 3.	Legal Proceedings
The Company may engage in legal proceedings arising in the ordinary course of business. Claims, suits, investigations and proceedings are inherently uncertain and it is not possible to predict the ultimate outcome of such matters and our business, financial condition, results of operations or cash flows could be affected in any particular period.
BlueRadios, Inc. v. Kopin Corporation, Civil Action No. 16-02052-JLK (D. Col.):
On August 12, 2016, BlueRadios, Inc. ("BlueRadios") filed a complaint in the U.S. District Court for the District of Colorado, alleging that the Company breached a contract between it and BlueRadios concerning a joint venture between the Company and BlueRadios to design, develop and commercialize micro-display products with embedded wireless technology referred to as “Golden-i”, breached the covenant of good faith and fair dealing associated with that contract, breached its fiduciary duty to BlueRadios, and misappropriated trade secrets owned by BlueRadios in violation of Colorado law (C.R.S. § 7-74-104(4)) and the Defend Trade Secrets Act (18 U.S.C. § 1836(b)(1)). BlueRadios further alleges that the Company was unjustly enriched by its alleged misconduct, BlueRadios is entitled to an accounting to determine the amount of profits obtained by the Company as a result of its alleged misconduct, and the inventorship on at least ten patents or patent applications owned by the Company need to be corrected to list BlueRadios’ employees as inventors and thereby list BlueRadios as co-assignees of the patents. BlueRadios seeks monetary, declaratory, and injunctive relief.
On October 11, 2016, the Company filed its Answer and Affirmative Defenses. The Company has not concluded a loss from this matter is probable; therefore, we have not recorded an accrual for litigation or claims related to this matter for the year ended December 30, 2017. The Company will continue to evaluate information as it becomes known and will record an estimate for losses at the time or times when it is both probable that a loss has been incurred and the amount of the loss is reasonably estimable.
The parties are in the midst of discovery, with fact discovery scheduled to close March 15, 2018. The parties have filed motions with the Court to extend the close of discovery beyond March 15, 2018. A trial date has not yet been set by the Court.

Item 4.	Mine Safety Disclosures
Not applicable.

Part II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the NASDAQ Global Market under the symbol “KOPN”. The following table sets forth, for the quarters indicated, the range of high and low sale prices for the Company’s common stock as reported on the NASDAQ Global Market for the periods indicated.

	High	Low
Fiscal Year Ended December 30, 2017
First Quarter	$4.12	$3.10
Second Quarter	4.26	3.45
Third Quarter	4.52	3.33
Fourth Quarter	4.37	3.02
Fiscal Year Ended December 31, 2016
First Quarter	$2.83	$1.60
Second Quarter	2.40	1.58
Third Quarter	2.54	2.04
Fourth Quarter	2.96	1.99
As of March 2, 2018, there were approximately 406 stockholders of record of our common stock, which does not reflect those shares held beneficially or those shares held in “street” name.
On April 20, 2017, we sold 7,589,000 shares of unregistered common stock from our treasury stock to Goertek Inc. for $24,664,250 ($3.25 per share). We relied on the exemption from registration with the Securities and Exchange Commission provided under SEC Rule 506(b) of Regulation D as no general solicitation or advertising was undertaken to market our stock and Goertek, an accredited investor, was the sole purchaser.
We have not paid cash dividends in the past, nor do we expect to pay cash dividends for the foreseeable future. We anticipate that earnings, if any, will be retained for the development of our businesses.
Equity Compensation Plan Information
The following table sets forth information as of December 30, 2017 about shares of the Company’s common stock issuable upon exercise of outstanding options, warrants and rights and available for issuance under our existing equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (b)
Equity compensation plans approved by security holders	—	$—	1,376,712	(1)
Equity compensation plans not approved by security holders	—	—	—
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

	Fiscal Year Ended
(in thousands, except per share data)	2017	2016	2015	2014	2013
Statement of Operations Data:
Revenues:
Net product revenues	$24,895	$21,115	$28,163	$26,957	$20,575
Research and development revenues	2,947	1,528	3,891	4,851	2,323
Total revenues	27,841	22,643	32,054	31,808	22,898
Expenses:
Cost of product revenues	18,118	17,814	21,525	19,592	20,655
Research and development—funded programs	3,365	787	3,006	5,237	1,551
Research and development—internal	15,515	15,253	14,625	15,499	15,983
Selling, general and administrative	20,541	16,962	18,135	19,909	19,125
Gain on sale of property, plant & equipment	—	(7,701)	—	—	—
Impairment of intangible assets and goodwill	600	—	—	—	1,511
Total operating expenses	58,139	43,115	57,291	60,237	58,825
Loss from operations	(30,298)	(20,472)	(25,237)	(28,429)	(35,927)
Non-operating income (expense), net:
Interest income	776	658	758	966	1,119
Other income (expense), net	247	(448)	(210)	58	235
Foreign currency transaction (losses) gains	(1,068)	(673)	661	259	(387)
Impairment of investments	—	—	—	(1,319)	(5,000)
Gain on investments	2,000	1,034	9,207	—	1,899
Total non-operating income (expense), net	1,955	571	10,416	(36)	(2,134)
Loss before benefit (provision) for income taxes, equity losses in unconsolidated affiliates and net loss (income) of noncontrolling interest	(28,343)	(19,901)	(14,821)	(28,465)	(38,061)
Tax benefit (provision)	2,963	(3,130)	25	180	12,933
Loss before equity losses in unconsolidated affiliates and net loss (income) of noncontrolling interest	(25,380)	(23,031)	(14,796)	(28,285)	(25,128)
Equity losses in unconsolidated affiliates	—	—	(47)	(386)	(625)
Loss from continuing operations	(25,380)	(23,031)	(14,843)	(28,671)	(25,753)
Income from discontinued operations, net of tax	—	—	—	—	20,147
Net loss	(25,380)	(23,031)	(14,843)	(28,671)	(5,606)
Net loss (income) attributable to the noncontrolling interest	140	(403)	150	459	896
Net loss attributable to the controlling interest	$(25,240)	$(23,434)	$(14,693)	$(28,212)	$(4,710)
Net loss per share:
Basic and diluted:
Continuing operations	$(0.36)	$(0.37)	$(0.23)	$(0.45)	$(0.40)
Discontinued operations	—	—	—	—	0.32
Net loss per share	$(0.36)	$(0.37)	$(0.23)	$(0.45)	$(0.08)
Weighted average number of common shares outstanding:
Basic and diluted	69,915	64,046	63,466	62,639	62,348

	Fiscal Year Ended
(in thousands)	2017	2016	2015	2014	2013
Balance Sheet Data:
Cash and cash equivalents and marketable debt securities	$68,756	$77,198	$80,711	$90,859	$112,729
Working capital	67,636	70,028	89,879	86,682	108,369
Total assets	91,322	87,832	106,060	122,941	146,132
Long-term obligations	1,839	247	298	311	329
Total stockholders’ equity	78,099	74,078	94,741	109,847	134,563

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
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
We recognize revenues from long-term research and development government contracts on the percentage-of-completion method of accounting as work is performed, based upon the ratio of costs or hours already incurred to the estimated total cost of completion or hours of work to be performed. Revenue recognized at any point in time is limited to the amount funded by the U.S. government or contracting entity. We recognize revenue for product development and research contracts that have established prices for distinct phases when delivery and acceptance of the deliverable for each phase has occurred. In some instances, we are contracted to create a deliverable which is anticipated to go into full production. In those cases, we discontinue the percentage-of-completion method after formal qualification of the deliverable has been completed and revenue is then recognized based on the criteria established for sale of products. In certain instances, qualification may be achieved and delivery of production units may commence however our customer may have either identified new issues to be resolved or wish to incorporate a newer display technology. In these circumstances new units delivered will continue to be accounted for under the criteria established for sale of products. Under certain of our research and development contracts, we recognize revenue using a milestone methodology. This revenue is recognized when we achieve specified milestones based on our past performance.
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
Income Taxes
We have historically incurred domestic operating losses from both a financial reporting and tax return standpoint. We establish valuation allowances if it appears more likely than not that our deferred tax assets will not be realized. These judgments are based on our projections of taxable income and the amount and timing of our tax operating loss carryforwards and other deferred tax assets. Given our federal operating tax loss carryforwards, we do not expect to pay domestic federal taxes in the near term. It is possible that we could pay foreign and state income taxes. We are also subject to foreign taxes from our Korean and U.K. subsidiary operations.
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

On December 22, 2017, the 2017 Tax Cuts and Jobs Act (the Tax Act) was enacted into law and the new legislation contains several key tax provisions that affected us, including a one-time mandatory transition tax on accumulated foreign earnings and a reduction of the corporate income tax rate to 21% effective January 1, 2018, among others. We are required to recognize the effect of the tax law changes in the period of enactment, such as determining the transition tax, re-measuring our U.S. deferred tax assets and liabilities as well as reassessing the net realizability of our deferred tax assets and liabilities. In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act ("SAB 118"), which allows us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. Since the Tax Act was passed late in the fourth quarter of 2017, and ongoing guidance and accounting interpretation is expected over the next 12 months, we consider the accounting of the transition tax, deferred tax re-measurements, and other items to be incomplete due to the forthcoming guidance and our ongoing analysis of final year-end data and tax positions. We expect to complete our analysis within the measurement period in accordance with SAB 118. Please see the notes to these consolidated financial statements for additional information.
Goodwill and Other Indefinite-Lived Assets
We account for goodwill in accordance with ASC Topic 350. Under ASC Topic 350, goodwill is considered to have an indefinite life, and is carried at cost. Acquired trade names are assessed as indefinite lived assets if there is no foreseeable limits on the periods of time over which they are expected to contribute cash flows. Goodwill and indefinite-lived assets are not amortized, but are subject to an annual impairment test, as well as between annual tests when events or circumstances indicate that the carrying value may not be recoverable. We perform our annual impairment testing at the end of each fiscal year.
Our annual goodwill impairment test is performed at the reporting unit level. We have determined our reporting units based on the guidance within ASC Subtopic 350-20. As of December 30, 2017 and December 31, 2016, our reporting units are the same as our operating segments. Indicators of impairment include, but are not limited to, the loss of significant business or other significant adverse changes in industry or market conditions. The Company reviews the carrying amounts of goodwill and other indefinite-lived assets annually, or when indications of impairment exist, to determine if such assets may be impaired by performing a quantitative assessment. We estimate the fair value of our reporting units using a discounted cash flow model based on our most recent long-range plan in place at the time of our impairment testing, and compare the estimated fair value of each reporting unit to its net book value, including goodwill. Significant changes in these forecasts or the discount rate selected could affect the estimated fair value of one or more of our reporting units and could result in a goodwill impairment charge in a future period.
Results of Operations
We are a leading developer, manufacturer and seller of miniature displays, optical lenses, ASICs (our “components”) for sale as individual components or in headsets we design and sell or license. Our component products are used in highly demanding high-resolution portable military, enterprise and consumer electronic applications, training and simulation equipment and 3D metrology equipment. Our products enable our customers to develop and market an improved generation of products for these target applications.
We have two principal sources of revenues: product revenues and research and development revenues. Research and development revenues consist primarily of development contracts with agencies or prime contractors of the U.S. government and commercial enterprises. Research and development revenues as a percentage of total revenue were as follows:

(in millions, except percentages)	2017	2016	2015
Research and development revenues	$2.9	$1.5	$3.9
Research and development revenues as a % of total revenue	10.6%	6.7%	12.1%
We manufacture transmissive micro-displays and reflective micro-displays. Our commercial and military transmissive display production is being performed entirely in our Westborough, Massachusetts facility. FDD, our wholly-owned subsidiary, manufactures our reflective micro-displays in its facility located in Scotland and it is a reportable segment. In 2017, we introduced Organic Light Emitting Diode (“OLED”) displays which are designed by us and manufactured by third parties for us.
We are in qualification for the U.S. military's Family of Weapon Sights ("FWS") program. The FWS program has several sub-programs and we are currently proposing to be a supplier for the FWS-I and FWS-C programs. As part of the qualification process we are receiving low volume orders for the FWS-I program. The FWS and avionic programs are expected to increase production for the next several years. There are other firms offering products which compete against us in the military programs and all of the programs we supply product to are subject to the U.S. government military budget and procurement process. Accordingly, there can be no assurances we will continue to ship under our military contracts.
Sales of our products to customers that use our products for Wearable Applications is a critical part of our strategy to increase revenues and return to profitability and positive cash flow. Our success in selling our products for Wearable Applications will depend on the demand for our customers’ new products, which we are unable to predict.
Because our fiscal year ends on the last Saturday of December every seven years we have a fiscal year with 53 weeks. Our fiscal year 2017 was a 52 week year, 2016 was a 53 week year and 2015 was a 52 week year. The impact of the 53rd week in 2016 fiscal year was not material to the Company's results of operations.
Revenues.    Our revenues, which include product sales and amounts earned from research and development contracts, for fiscal years 2017, 2016 and 2015 by category, were as follows:

Display Revenue by Application (in millions)	2017	2016	2015
Military	$13.4	$5.3	$10.2
Industrial	5.4	6.3	4.0
Consumer	4.4	7.4	12.3
Other	1.7	2.1	1.7
Research & Development	2.9	1.5	3.9
Total	$27.8	$22.6	$32.1
Fiscal Year 2017 Compared to Fiscal Year 2016
Sales of our products for Military Applications includes systems used by the military both in the field and for training and simulation. The increase in Military Application revenues in 2017 as compared to 2016 is primarily due to incremental revenue from NVIS, who produces virtual reality systems for professional 3D applications. Revenues from NVIS were approximately $9.1 million, of which $8.8 million is included in Military Applications.
Industrial Applications revenue represents customers who purchase our display products for use in headsets used for applications in public safety, 3D metrology equipment and training and simulation systems. Revenues from NVIS of approximately $0.3 million are included in the Industrial category. Our 3D metrology customers are primarily located in Asia and Chinese contract manufacturers represent a significant market for 3D metrology equipment. Accordingly, sales of 3D metrology equipment are tied to the strength of the Chinese manufacturing sector.
The decrease in Consumer Applications revenues in 2017 as compared to 2016 is primarily because of a decrease in sales to customers who use our products for drone headset applications and a health and fitness application.
Research & Development ("R&D") revenues increased in 2017 as compared to 2016 primarily due to funding for U.S. military programs including the Family of Weapon Sights (FWS) program. This program is expected to go into production in 2018.
Historically we have recognized revenue in the period when we have shipped units of products. For the fiscal year 2018 we will adopt ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) and certain revenues may be recorded on the percentage of completion method using a cost to cost approach. We are unable to forecast how the implementation of this new method of revenue recognition will impact comparisons to historical revenue recognition.
International sales represented 41% and 59% of product revenues for 2017 and 2016, respectively. Our international sales are primarily denominated in U.S. currency. Consequently, a strengthening of the U.S. dollar could increase the price in local currencies of our products in foreign markets and make our products relatively more expensive than competitors' products that are denominated in local currencies, leading to a reduction in sales or profitability in those foreign markets. In addition, our Korean subsidiary, Kowon, holds U.S. dollars. As a result, our financial position and results of operations are subject to exchange rate fluctuation in transactional and functional currency. We have not taken any protective measures against exchange rate fluctuations, such as purchasing hedging instruments with respect to such fluctuations, because of the historically stable exchange rate between the Japanese yen, Great Britain pound, Korean won and the U.S. dollar. Foreign currency translation impact on our results, if material, is described in further detail under "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" section below.

Fiscal Year 2016 Compared to Fiscal Year 2015
Sales of our products for Military Applications decreased in 2016 because of a decrease in demand from the U.S. government, primarily for our products used in Thermal Weapon Sights ("TWS") program.
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
The decrease in the Other Applications is the result of a decrease in sales of our products for use in recreational gun sights. The decrease in Research and Development revenues is the result a decrease in funding from the U.S. government partially offset by an increase in funding by customers to develop wearable technologies.
International sales represented 59% and 32% of product revenues for fiscal years 2016 and 2015, respectively. Our international sales are primarily denominated in U.S. currency.
Cost of Product Revenues.    Cost of product revenues, which is comprised of materials, labor and manufacturing overhead related to the production of our products for fiscal years 2017, 2016 and 2015 were as follows:

(in millions, except percentages)	2017	2016	2015
Cost of product revenues	$18.1	$17.8	$21.5
Cost of product revenues as a % of net product revenues	72.8%	84.4%	76.4%
Fiscal Year 2017 Compared to Fiscal Year 2016
Cost of product revenues decreased as a percentage of revenues in 2017 as compared to 2016 because of an increase in sales of our military products which have higher gross margins than the other products sold during same period in 2016.
Fiscal Year 2016 Compared to Fiscal Year 2015
Cost of product revenues increased as a percentage of revenues in 2016 as compared to 2015 due to a decrease in the sale of our display products for military applications, which have higher margins than our other products and lower overall volume of revenues which results in higher fixed overhead costs per unit.
Research and Development.    Research and development ("R&D") expenses are incurred in support of internal display development programs or programs funded by agencies or prime contractors of the U.S. government and commercial partners. R&D costs include staffing, purchases of materials and laboratory supplies, circuit design costs, fabrication and packaging of display products, and overhead. In fiscal year 2018, our R&D expenditures will be related to our display products, overlay weapon sights and Kopin Wearable technologies. R&D revenues associated with funded programs are presented separately in revenue in the statement of operations. R&D expenses for fiscal years 2017, 2016 and 2015 were as follows:

(in millions)	2017	2016	2015
Funded	$3.4	$0.8	$3.0
Internal	15.5	15.2	14.6
Total	$18.9	$16.0	$17.6

Fiscal Year 2017 Compared to Fiscal Year 2016
Funded R&D expense for 2017 increased as compared to the prior year due to an increase in spending for military programs. Internal R&D expense for 2017 remained relatively consistent as compared to prior year. We expect to incur significant development costs in fiscal year 2018 to commercialize our Wearable technologies and develop military products.
Fiscal Year 2016 Compared to Fiscal Year 2015
Funded R&D expense for 2016 decreased as compared to the prior year due to a reduction in programs with customers developing products for Wearable Applications. The decrease occurred because the customers either discontinued the programs or the products moved into the commercialization phase.
Selling, General and Administrative.    Selling, general and administrative ("S,G&A") expenses consist of the expenses incurred by our sales and marketing personnel and related expenses, and administrative and general corporate expenses. S,G&A expenses for the fiscal years 2017, 2016 and 2015 were as follows:

(in millions, except percentages)	2017	2016	2015
Selling, general and administrative expense	$20.5	$17.0	$18.1
Selling, general and administrative expense as a % of total revenue	73.8%	74.9%	56.6%
Fiscal Year 2017 Compared to Fiscal Year 2016
S,G&A for 2017 increased as compared to the prior year, reflecting incremental S,G&A of $1.4 million from our acquisition of NVIS and a $1.5 million increase in professional fees. The incremental S,G&A from NVIS for 2017 primarily relates to the amortization of intangibles resulting from the acquisition.
Fiscal Year 2016 Compared to Fiscal Year 2015
The decrease in S,G&A expenses in 2016 as compared to 2015 is primarily attributable to a decrease in deferred compensation expense, professional fees and intangible amortization partially offset by an increase in labor costs.
Impairment of Intangible Assets and Goodwill. At December 30, 2017, the Company performed an impairment analysis of intangible assets and goodwill based on a comparison of the discounted cash flows to the recorded carrying value of the goodwill recorded upon the acquisition of NVIS and concluded that the operating results would not support the carrying value of goodwill. As a result, the Company recorded an impairment of $0.6 million related to NVIS reporting unit at December 30, 2017.
Other Income (Expense), Net. Other income (expense), net, is primarily composed of interest income, foreign currency transaction and remeasurement gains and losses incurred by our Korean and UK-based subsidiaries and other non-operating income items. Other income (expense), net, for the fiscal years 2017, 2016 and 2015 were as follows:

(in millions)	2017	2016	2015
Other income (expense), net	$2.0	$0.6	$10.4
Fiscal Year 2017 Compared to Fiscal Year 2016
In 2017 and 2016, we recorded $1.0 million and $0.7 million of foreign currency losses, respectively. In 2017, we recorded a non-cash $2.0 million gain on the fair value adjustment of a warrant we received as part of a license of our technology. In 2016, we recorded a final additional gain of $1.0 million on the sale of our investment in Recon as a result of the release of amounts which were held in escrow at the time of the sale.
In 2016, we discovered embezzlement at our Korean subsidiary of approximately $1.6 million which occurred during the period 2011 through 2016. In 2016, we recorded in Other income (expense), net, embezzlement expense of approximately $0.5 million representing the total amount of theft loss that occurred during that period. In 2017, we recognized a recovery of approximately $0.3 million received from the family of the embezzler as restitution.
Fiscal Year 2016 Compared to Fiscal Year 2015
In 2016, we discovered embezzlement at our Korean subsidiary of approximately $1.6 million which occurred during the period 2011 through 2016. In 2016, we recorded in Other income (expense), net, embezzlement expense of approximately $0.5 million representing the total amount of theft loss that occurred during that period. For 2016, we recorded $0.7 million of foreign currency losses as compared to $0.6 million foreign currency gains for 2015. This was primarily attributable to increased fluctuations in the U.S. dollar and GBP exchange rate. In 2016, we recorded a final additional gain of $1.0 million on the sale of our investment in Recon as a result of the release of amounts which were held in escrow at the time of the sale. In 2015, we recorded a gain on the sale of investments of $9.2 million consisting of gains from the sale of investments in Vuzix and Recon of $3.7 million and $5.5 million, respectively.

Tax benefit (provision)

(in millions)	2017	2016	2015
Tax benefit (provision)	$3.0	$(3.1)	$—
Fiscal Year 2017 Compared to Fiscal Year 2016
The benefit for income taxes for the fiscal year ended 2017 of $3.0 million was driven by a reduction in foreign tax expense for the rate difference on a dividend distribution from the Company's Korean subsidiary of $0.8 million, an increase of uncertain tax positions of $0.2 million, the recognition of $1.1 million of net deferred tax liabilities in connection with the NVIS acquisition provided evidence of recoverability of the Company's net deferred tax tax assets that previously carried a full valuation allowance and resulted in a reduction in the valuation allowance of $1.1 million, a $1.0 million AMT credit carryforward that is expected to be utilized in the future and $0.3 million tax benefit related to the Kowon embezzlement loss. The provision for income taxes for the fiscal year ended 2016 of $3.1 million represents $0.1 million of state tax, $1.0 million of tax for gain on sale of the Korean subsidiary’s building, $0.7 million for uncertain tax position, which includes potential interest and penalties of $0.3 million, and foreign withholding of $1.4 million.
For 2018, we expect to have movement in the foreign withholding tax relating to conversion rate changes. We also expect to have a state tax provision in 2018.
Fiscal Year 2016 Compared to Fiscal Year 2015
The provision for income taxes for the fiscal year ended 2016 of $3.1 million represents $0.1 million of state tax, $1.0 million of tax for gain on sale of the Korean subsidiary’s building, $0.7 million for uncertain tax position, which includes potential interest and penalties of $0.3 million, and foreign withholding of $1.4 million. The benefit for income taxes for the fiscal year ended 2015 of less than $0.1 million represents the net of state tax and foreign withholding tax related to closing our Korean facilities.
Net (income) loss attributable to noncontrolling interest.    As of December 30, 2017, we owned approximately 93% of the equity of Kowon and 80% of the equity of eMDT. Net loss attributable to noncontrolling interest on our consolidated statement of operations represents the portion of the results of operations of our majority owned subsidiaries which is allocated to the shareholders of the equity interests not owned by us. The change in net (income) loss attributable to noncontrolling interest in 2017 compared to 2016 is the result of the change in the results of operations of Kowon and eMDT. The change in net (income) loss attributable to noncontrolling interest in 2016 compared to 2015 is the result of the change in the results of operations of Kowon and eMDT and for the period of time during 2015 when we owned 58% of Kopin Software Ltd.
Liquidity and Capital Resources
At December 30, 2017, we had cash and cash equivalents and marketable securities of $68.8 million and working capital of $67.6 million compared to $77.2 million and $70.0 million, respectively, as of December 31, 2016. The change in cash and cash equivalents and marketable securities was primarily due to net outflow of cash used in operating activities of $25.9 million and acquisition of a company for $3.7 million, offset by cash provided by the sale of 7.6 million shares of treasury stock for $24.7 million.
As of December 31, 2016, we had cash and cash equivalents and marketable debt securities of $77.2 million and working capital of $70.0 million compared to $80.7 million and $89.9 million, respectively, as of December 26, 2015. The change in cash and cash equivalents and marketable securities was primarily due to cash used in operating activities of $26.2 million and the repurchase of our common stock for withholding tax purposes of $0.5 million which was partially offset by cash received from investing activities of $22.8 million. The cash provided by investing activities was primarily from the receipt of final installment of $15 million from the 2013 sale of our III-V product line and investment in Kopin Taiwan Corporation and the sale of our Korean subsidiary plant and land for approximately $8.1 million.

Cash and marketable debt securities held in U.S. dollars at December 30, 2017 were:

Domestic	$55,488,190
Foreign	6,110,496
Subtotal cash and cash equivalents and marketable debt securities	61,598,686
Cash and cash equivalents held in other currencies and converted to U.S. dollars	7,156,998
Total cash and cash equivalents and marketable debt securities	$68,755,684
We have no plans to repatriate the cash and marketable debt securities held in our foreign subsidiaries FDD and Kopin Software Ltd. and, as such, we have not recorded any deferred tax liability with respect to such cash. The manufacturing operations at our Korean facility, Kowon, have ceased. Kowon has approximately $12.4 million of cash and cash equivalents at December 30, 2017, which we anticipate will eventually be remitted to the U.S. and, accordingly, we have recorded deferred tax liabilities associated with its unremitted earnings.
In March 2017, we purchased 100% of the outstanding stock of NVIS, Inc. ("NVIS") for $3.7 million. NVIS produces virtual reality systems for 3D applications. Additional payments by the Company of up to $2.0 million may be required if certain future operating performance milestones are met and the selling shareholders remain employed with NVIS through March 2020. As there is a requirement to remain employed to earn the contingent payments, these contingent payments will be treated as compensation expense.
We expect to expend between $2.0 million and $3.0 million on capital expenditures over the next twelve months. We own approximately 93% of Kowon, our Korean subsidiary. The owners of the remaining 7% have expressed a desire to sell their shares to us. We are evaluating whether to purchase the shares.
The Company has entered into three joint venture agreements and other agreements some of which are subject to certain closing conditions, including government approvals. As of December 30, 2017, one of the joint venture agreements had been executed and the Company made its $1.0 million capital contribution subsequent to year end. Under certain joint venture agreements, in addition to the Company's cash contribution, the Company will contribute certain intellectual property in 2018. Subsequent to year end, the second joint venture agreement had been executed and the Company expects to make its capital contribution of approximately $5.3 million in 2018 (the Company's capital contribution under the agreement is 35.0 million RMB). The Company's third joint venture agreement is subject to certain closing conditions including government approvals. The Company expects the third joint venture to be completed in 2018. If the third joint venture agreement is executed, the Company's contribution will be $2.0 million and certain intellectual property.
Historically, we have financed our operations primarily through public and private placements of our equity securities and cash generated from operations. We believe our available cash resources will support our operations and capital needs for at least the next twelve months. There has been no seasonal pattern to our sales in fiscal years 2017, 2016 and 2015.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements.
Seasonality
Our revenues have not followed a seasonal pattern for the past three years and we do not anticipate any seasonal trend to our revenues in 2018.
Climate Change
We do not believe there is anything unique to our business which would result in climate change regulations having a disproportional effect on us as compared to U.S. industry overall.
Inflation
We do not believe our operations have been materially affected by inflation in the last three fiscal years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Contractual Obligations
The following is a summary of our contractual payment obligations as of December 30, 2017:

	Payment due by period
	Total	Less than 1 year	1-3 Years	3-5 years	More than 5 years
Operating leases	$5,122,000	$1,280,000	$1,956,000	$1,531,000	$355,000
Joint venture contributions	1,000,000	1,000,000	—	—	—

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
We invest our excess cash in high-quality U.S. government, government-backed (i.e.: Fannie Mae, FDIC guaranteed bonds and certificates of deposit) and corporate debt instruments, which bear lower levels of relative risk. We believe that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations and cash flows should not be material to our cash flows or income. It is possible that interest rate movements would increase our unrealized gain or loss on debt securities. We are exposed to changes in foreign currency exchange rates primarily through our translation of our foreign subsidiaries' financial position, results of operations, and transaction gains and losses as a result of non U.S. dollar denominated cash flows related to business activities in Asia and Europe, and remeasurement of U.S. dollars to the functional currency of our U.K. and Kowon subsidiaries. We are also exposed to the effects of exchange rates in the purchase of certain raw materials which are in U.S. dollars but the price on future purchases is subject to change based on the relationship of the Japanese yen to the U.S. dollar. We do not currently hedge our foreign currency exchange rate risk. One of our joint venture investments requires us to invest 35 million renminbi ("RMB"). We estimate that any market risk associated with our international operations or investments is unlikely to have a material adverse effect on our business, financial condition or results of operation. Our portfolio of marketable debt securities is subject to interest rate risk although our intent is to hold securities until maturity. The credit rating of our investments may be affected by the underlying financial health of the guarantors of our investments. We use silicon wafers but do not enter into forward or futures hedging contracts.

Item 8.	Financial Statements and Supplementary Data
The financial statements required by this Item are included in this Report on pages 41 through 68. Reference is made to Item 15 of this Report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(e) and 15d - 15(e) under the Securities Exchange Act of 1934, as amended, management, with the participation of the chief executive officer (CEO) and chief financial officer (CFO), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the CEO and CFO have concluded that these disclosure controls and procedures are effective.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use, or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis.
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
Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 30, 2017 based on the criteria outlined in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
As permitted by the rules and regulations of the SEC, management excluded from its assessment the internal control over financial reporting at NVIS, Inc. which was acquired on March 7, 2017, and whose assets and revenues constituted 8% and 33%, respectively, of the consolidated financial statement amounts as of and for the year ended December 30, 2017.
Based on management’s assessment and the criteria set forth by COSO, we assessed that the internal control over financial reporting was effective as of December 30, 2017.
The independent registered public accounting firm of Deloitte & Touche LLP, as auditors of the consolidated balance sheets of Kopin Corporation and subsidiaries (the “Company”) as of December 30, 2017 and the related consolidated statements of operations, comprehensive loss, stockholder’s equity and cash flows for the year ended December 30, 2017 and the related notes, has issued an attestation report on the Company’s internal control over financial reporting, which is included herein.

Changes in Internal Control Over Financial Reporting
In the course of completing our assessment of internal control over financial reporting as of December 31, 2016, management identified the material weaknesses in internal controls over financial reporting whereby the Company a) did not maintain effective controls related to segregation of duties with respect to the establishment of bank accounts, cash disbursements, the cash reconciliation process, and posting of journal entries and b) did not maintain effective controls related to the monitoring and oversight of accounting and financial reporting functions and reviews of financial statements.
Over the course of 2017, the Company implemented a number of remediation efforts to address the material weaknesses and to improve and strengthen the Company’s internal controls including the following:

•	Restricted access to substantially all the cash at our Korean subsidiary, except for a small amount to run the business.

•	Moved the majority of cash held in our Korean subsidiary to bank accounts that are under the control of Corporate management.

•
Re-designed the internal control structure at our Korean subsidiary whereby the accounting function has been outsourced to an independent third party who reports directly to the corporate accounting department.

•	Improved the design and operation of controls related to the reviews of bank statements, account reconciliations and supporting analysis being performed by our Corporate accounting department.

•	Hired additional qualified personnel in our Corporate accounting department.

•	Implemented new internal reporting procedures, including those designed to add depth to our review processes.

During the fourth quarter of 2017, we completed our testing of internal controls over financial reporting and determined that controls and procedures over a) the segregation of duties over bank accounts, disbursements, account reconciliation and recording of transactions and b) the monitoring, oversight and reviews of financial reporting functions and financial statements were designed and operating effectively. Management has therefore concluded that the previously reported material weaknesses in internal controls over financial reporting have been remediated as of December 30, 2017.
Except as described above, there have been no changes in the Company’s internal control over financial reporting that occurred during the fiscal year ended December 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
Kopin Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Kopin Corporation and subsidiaries (the “Company”) as of December 30, 2017, based on criteria established in Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 30, 2017, of the Company and our report dated March 23, 2018, expressed an unqualified opinion on those financial statements.

As described in Management’s Annual Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at NVIS, Inc., which was acquired on March 7, 2017, and whose assets and revenues constituted 8% and 33%, respectively, of the consolidated financial statement amounts as of and for the year ended December 30, 2017. Accordingly, our audit did not include the internal control over financial reporting at NVIS, Inc.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

Boston, Massachusetts
March 23, 2018

Item 9B.	Other Information
None
Part III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required under this item is incorporated herein by reference from our Proxy Statement relating to our 2018 Annual Meeting of Stockholders (the “Proxy Statement”). We expect to file the Proxy Statement with the SEC in March, 2018 (and, in any event, no later than 120 days after the close of our last fiscal year), pursuant to SEC Regulation 14A.
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

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated herein by reference from the Proxy Statement.

Item 14.	Principal Accounting Fees and Services
The information required by this item is incorporated herein by reference from the Proxy Statement.

Part IV

Item 15.	Exhibits and Financial Statement Schedules
(1) Consolidated Financial Statements:

(2) Financial Statement Schedules:

Financial Statement Schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the accompanying Consolidated Financial Statements or notes thereto.

(3) Exhibits:

The exhibits filed as part of this Annual Report on Form 10-K are listed on the exhibit index immediately preceding such exhibits, and is incorporated herein by reference.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of
Kopin Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Kopin Corporation and subsidiaries (the “Company”) as of December 30, 2017 and December 31, 2016, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows, for each of the three years in the period ended December 30, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 30, 2017 and December 31, 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 30, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 30, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 23, 2018 expressed an unqualified opinion on the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Boston, Massachusetts
March 23, 2018

We have served as the Company's auditor since 1985.

KOPIN CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$24,848,227	$15,822,495
Marketable debt securities, at fair value	43,907,457	61,375,401
Accounts receivable, net of allowance of $149,000 and $136,000 in 2017 and 2016, respectively	3,955,123	1,664,488
Unbilled receivables	704,863	34,707
Inventory	5,080,797	3,302,112
Prepaid taxes	264,352	341,144
Prepaid expenses and other current assets	978,677	853,757
Total current assets	79,739,496	83,394,104
Property, plant and equipment, net	5,077,043	2,976,006
Goodwill	1,780,247	844,023
Intangibles	883,636	—
Other assets	3,842,068	618,139
Total assets	$91,322,490	$87,832,272

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,918,605	$4,355,462
Accrued payroll and expenses	1,636,512	1,443,976
Accrued warranty	649,000	518,000
Billings in excess of revenue earned	896,479	981,761
Other accrued liabilities	2,066,025	2,560,144
Income tax payable	1,416,892	935,364
Deferred tax liabilities	520,000	2,571,000
Total current liabilities	12,103,513	13,365,707
Deferred revenue, net of current portion	374,171	—
Asset retirement obligations	269,877	246,922
Other long-term liabilities	1,195,082	—
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, par value $.01 per share: authorized, 3,000 shares; none issued	—	—
Common stock, par value $.01 per share: authorized, 120,000,000 shares; issued 80,201,313 shares in 2017 and 79,648,618 shares in 2016; outstanding 73,058,783 in 2017 and 64,538,686 in 2016, respectively	775,720	766,409
Additional paid-in capital	331,119,340	328,524,644
Treasury stock (4,513,256 shares in 2017 and 12,102,258 shares in 2016, at cost)	(17,238,669)	(42,741,551)
Accumulated other comprehensive income	3,564,779	1,570,971
Accumulated deficit	(240,121,901)	(214,042,787)
Total Kopin Corporation stockholders’ equity	78,099,269	74,077,686
Noncontrolling interest	(719,422)	141,957
Total stockholders’ equity	77,379,847	74,219,643
Total liabilities and stockholders’ equity	$91,322,490	$87,832,272
See Accompanying Notes to Consolidated Financial Statements.

KOPIN CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

Fiscal year ended	2017	2016	2015
Revenues:
Net product revenues	$24,894,805	$21,115,125	$28,163,118
Research and development revenues	2,946,685	1,527,441	3,891,301
Total revenue	27,841,490	22,642,566	32,054,419
Expenses:
Cost of product revenues	18,118,418	17,814,271	21,524,826
Research and development-funded programs	3,364,658	786,867	3,006,352
Research and development-internal	15,515,057	15,252,794	14,625,061
Selling, general and administrative	20,541,244	16,961,773	18,134,580
Impairment of goodwill	600,086	—	—
Gain on sale of property, plant and equipment	—	(7,700,522)	—
Total operating expenses	58,139,463	43,115,183	57,290,819
Loss from operations	(30,297,973)	(20,472,617)	(25,236,400)
Non-operating income (expense), net:
Interest income	775,626	658,384	758,153
Other income (expense), net	247,291	(448,581)	(210,488)
Foreign currency transaction (losses) gains	(1,068,059)	(672,727)	661,192
Gain on investments	2,000,000	1,034,396	9,206,919
Total non-operating income	1,954,858	571,472	10,415,776
Loss before benefit (provision) for income taxes, and equity losses in unconsolidated affiliates and net loss (income) of noncontrolling interest	(28,343,115)	(19,901,145)	(14,820,624)
Tax benefit (provision)	2,963,000	(3,130,000)	25,000
Loss before equity losses in unconsolidated affiliates and net loss (income) of noncontrolling interest	(25,380,115)	(23,031,145)	(14,795,624)
Equity losses in unconsolidated affiliates	—	—	(47,443)
Net loss	(25,380,115)	(23,031,145)	(14,843,067)
Net loss (income) attributable to the noncontrolling interest	139,633	(402,971)	149,651
Net loss attributable to the controlling interest	$(25,240,482)	$(23,434,116)	$(14,693,416)
Net loss per share:
Basic and diluted	$(0.36)	$(0.37)	$(0.23)
Weighted average number of common shares outstanding:
Basic and diluted	69,914,956	64,045,675	63,465,797
See Accompanying Notes to Consolidated Financial Statements.

KOPIN CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

Fiscal year ended	2017	2016	2015
Net loss	$(25,380,115)	$(23,031,145)	$(14,843,067)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	1,921,655	809,099	(1,060,186)
Unrealized holding (loss) gain on marketable securities	148,520	33,464	104,362
Reclassifications of gain (loss) in net loss	(6,376)	(48,284)	(1,490,776)
Other comprehensive income (loss), net of tax	2,063,799	794,279	(2,446,600)
Comprehensive loss	(23,316,316)	(22,236,866)	(17,289,667)
Comprehensive loss (income) attributable to the noncontrolling interest	69,642	(398,051)	(91,200)
Comprehensive loss attributable to the controlling interest	$(23,246,674)	$(22,634,917)	$(17,380,867)

See Accompanying Notes to Consolidated Financial Statements.

KOPIN CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Kopin Corporation Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance at December 27, 2014	75,183,207	$751,833	$324,625,694	$(42,741,551)	$3,126,239	$(175,915,255)	$109,846,960	$(459,656)	$109,387,303
Exercise of stock options	39,798	398	85,649	—	—	—	86,047	—	86,047
Vesting of restricted stock	1,226,992	12,270	(12,270)	—	—	—	—	—	—
Stock-based compensation expense	—	—	3,373,479	—	—	—	3,373,479	—	3,373,479
Other comprehensive income	—	—	—	—	(2,388,148)	—	(2,388,148)	(58,452)	(2,446,600)
Acquisition of Kopin Software Limited	—	—	(445,344)	—	33,683	—	(411,661)	411,663	2
Restricted stock for tax withholding obligations	(370,354)	(3,704)	(1,068,681)	—	—	—	(1,072,385)	—	(1,072,385)
Net loss	—	—	—	—	—	(14,693,416)	(14,693,416)	(149,651)	(14,843,067)
Balance at December 26, 2015	76,079,643	760,797	326,558,527	(42,741,551)	771,774	(190,608,671)	94,740,876	(256,096)	94,484,780
Vesting of restricted stock	736,842	7,368	(7,368)	—	—	—	—	—	—
Stock-based compensation expense	—	—	2,482,326	—	—	—	2,482,326	—	2,482,326
Other comprehensive income	—	—	—	—	799,197	—	799,197	(4,918)	794,279
Restricted stock for tax withholding obligations	(175,542)	(1,756)	(508,841)	—	—	—	(510,597)	—	(510,597)
Net loss	—	—	—	—	—	(23,434,116)	(23,434,116)	402,971	(23,031,145)
Balance at December 31, 2016	76,640,943	766,409	328,524,644	(42,741,551)	1,570,971	(214,042,787)	74,077,686	141,957	74,219,643
Vesting of restricted stock	1,170,847	11,708	(11,708)	—	—	—	—	—	—
Stock-based compensation expense	—	—	3,375,330	—	—	—	3,375,330	—	3,375,330
Other comprehensive income	—	—	—	—	1,993,808	—	1,993,808	69,991	2,063,799
Restricted stock for tax withholding obligations	(239,752)	(2,397)	(768,926)	—	—	—	(771,323)	—	(771,323)
Sale of unregistered stock	—	—	—	25,502,882	—	(838,632)	24,664,250	—	24,664,250
Distribution to noncontrolling interest holder	—	—	—	—	—	—	—	(791,737)	(791,737)
Net loss	—	—	—	—	—	(25,240,482)	(25,240,482)	(139,633)	(25,380,115)
Balance at December 30, 2017	77,572,038	$775,720	$331,119,340	$(17,238,669)	$3,564,779	$(240,121,901)	$78,099,269	$(719,422)	$77,379,847
See Accompanying Notes to Consolidated Financial Statements.

KOPIN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

Fiscal year ended	2017	2016	2015
Cash flows from operating activities:
Net loss	$(25,380,115)	$(23,031,145)	$(14,843,067)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,501,891	993,621	2,138,982
Accretion of premium or discount on marketable debt securities	41,364	130,032	168,217
Stock-based compensation	2,296,131	2,425,326	3,145,479
Net gain on investment transactions	(2,000,000)	(1,034,396)	(9,206,919)
Loss on disposal of equipment	—	—	180,715
Deferred income taxes	(2,421,040)	1,451,858	(75,000)
Foreign currency (gains) losses	893,260	711,356	(455,614)
Gain on sale of property and plant	—	(7,700,522)	—
Impairment of goodwill	600,086	—	—
Change in allowance for bad debt	13,000	(17,000)	(112,500)
Other non-cash items	654,694	677,330	1,560,259
Change in warranty reserves	142,328	—	(200,000)
Changes in assets and liabilities:
Accounts receivable	(2,376,593)	(39,629)	2,850,942
Inventory	(1,633,027)	(1,527,602)	(8,484)
Prepaid expenses, other current assets and other assets	(1,084,146)	48,295	(207,421)
Accounts payable and accrued expenses	1,924,751	1,163,586	(2,632,385)
Billings in excess of revenue earned	(85,282)	(425,805)	777,247
Net cash used in operating activities	(25,912,698)	(26,174,695)	(16,919,549)
Cash flows from investing activities:
Proceeds from sale of marketable debt securities	37,536,004	50,835,253	38,055,759
Purchase of marketable debt securities	(19,633,903)	(51,828,988)	(22,835,740)
Proceeds from sale of investments	—	1,034,396	9,206,919
Cash paid for acquisition, net of cash acquired	(3,690,047)	—	—
Proceeds from sale of III-V product line	—	15,000,000	—
Proceeds from sale of property and plant	—	8,106,819	—
Other assets	(140,860)	80,793	(1,772)
Capital expenditures	(2,794,467)	(394,897)	(1,122,808)
Net cash provided by investing activities	11,276,727	22,833,376	23,302,358
Cash flows from financing activities:
Sale of unregistered stock	24,664,250	—	—
Proceeds from exercise of stock options and warrants	—	—	86,047
Settlements of restricted stock for tax withholding obligations	(771,323)	(510,597)	(1,072,385)
Distribution to noncontrolling interest holder	(791,737)	—	—
Net cash provided by (used in) financing activities	23,101,190	(510,597)	(986,338)
Effect of exchange rate changes on cash	560,513	(93,478)	(264,383)
Net increase (decrease) in cash and cash equivalents	9,025,732	(3,945,394)	5,132,088
Cash and cash equivalents at beginning of year	15,822,495	19,767,889	14,635,801
Cash and cash equivalents at end of year	$24,848,227	$15,822,495	$19,767,889
Supplemental disclosure of cash flow information:
Income taxes paid	$281,000	$723,000	$50,000
Construction in progress included in accrued expenses	212,000	—	—

See Accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.    Summary of Significant Accounting Policies
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. As used in these notes, the terms “we,” “us,” “our,” “Kopin” and the “Company” mean Kopin Corporation and its subsidiaries, unless the context indicates another meaning.
Fiscal Year
The Company’s fiscal year ends on the last Saturday in December. The fiscal years ended December 30, 2017 includes 52 weeks, December 31, 2016 includes 53 weeks and December 26, 2015 includes 52 weeks, and are referred to as fiscal years 2017, 2016 and 2015, respectively, herein. The impact of the 53rd week in the 2016 fiscal year was not material to the Company's results of operations.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, a majority owned 93% subsidiary, Kowon Technology Co., Ltd. ("Kowon"), located in Korea, and a majority owned 80% subsidiary, eMDT America Inc ("eMDT"), located in California (collectively the Company). In the fourth quarter of 2015, the Company increased its investment in Kopin Software Ltd. ("KSL") (formerly Intoware Ltd.) from 58% to 100%. Net loss attributable to noncontrolling interest in the Company's Consolidated Statement of Operations represents the portion of the results of operations of which is allocated to the shareholders of the equity interests not owned by the Company. All intercompany transactions and balances have been eliminated.
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
We recognize revenues from long-term research and development government contracts on the percentage-of-completion method of accounting as work is performed, based upon the ratio of costs or hours already incurred to the estimated total cost of completion or hours of work to be performed. Revenue recognized at any point in time is limited to the amount funded by the U.S. government or contracting entity. We recognize revenue for product development and research contracts that have established prices for distinct phases when delivery and acceptance of the deliverable for each phase has occurred. In some instances, we are contracted to create a deliverable which is anticipated to go into full production. In those cases, we discontinue the percentage-of-completion method after formal qualification of the deliverable has been completed and revenue is then recognized based on the criteria established for sale of products. In certain instances, qualification may be achieved and delivery of production units may commence however our customer may have either identified new issues to be resolved or wish to incorporate a newer display technology. In these circumstances new units delivered will continue to be accounted for under the criteria established for sale of products. Under certain of our research and development contracts, we recognize revenue using a milestone methodology. This revenue is recognized when we achieve specified milestones based on our past performance.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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
Cash and Cash Equivalents and Marketable Securities
The Company considers all highly liquid, short-term debt instruments with original maturities of three months or less to be cash equivalents.
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
The Company uses the specific identification method as a basis for determining cost and calculating realized gains and losses with respect to marketable debt securities. The gross gains and losses realized related to sales of marketable debt securities were not material during fiscal years 2017, 2016 and 2015.
Inventory
Inventories are stated at standard cost adjusted to approximate the lower of cost (first-in, first-out method) or net realizable value. The Company adjusts inventory carrying value for estimated obsolescence equal to the difference between the cost of inventory and the estimated net realizable value based upon assumptions about future demand and market conditions. The Company fully reserves for inventories and non-cancellable purchase orders for inventory deemed obsolete. The Company performs periodic reviews of inventory items to identify excess inventories on hand by comparing on-hand balances to anticipated usage using recent historical activity as well as anticipated or forecasted demand. If estimates of customer demand diminish further or market conditions become less favorable than those projected by the Company, additional inventory adjustments may be required.
We regularly review inventory quantities on-hand and in the retail channels. We write down inventory based on excess or obsolete inventories determined primarily by future anticipated demand for our products. Inventory write-downs are measured as the difference between the cost of the inventory and net realizable value, based upon assumptions about future demand, which are inherently difficult to assess and dependent on market conditions. At the point of a loss recognition, a new, lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established basis.
Inventory consists of the following at December 30, 2017 and December 31, 2016:

	2017	2016
Raw materials	$2,070,153	$1,986,491
Work-in-process	1,829,805	1,186,162
Finished goods	1,180,839	129,459
	$5,080,797	$3,302,112

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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
Collaborative Arrangements
The Company evaluates whether an arrangement is a collaborative arrangement under the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) Topic 808, Collaborative Arrangements, at its inception based on the facts and circumstances specific to the arrangement. The Company also reevaluates whether an arrangement qualifies or continues to qualify as a collaborative arrangement whenever there is a change in either the roles of the participants or the participants’ exposure to significant risks and rewards dependent on the ultimate commercial success of the endeavor. For those collaborative arrangements where it is determined that the Company is the principal participant, costs incurred and revenue generated from third parties are recorded on a gross basis in the financial statements.
From time to time, the Company enters into collaborative arrangements for the research and development, manufacture and/or commercialization of products. The Company’s collaboration agreements with third parties are performed on a ‘‘best efforts’’ basis with no guarantee of either technological or commercial success.
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
Extended Warranties
Deferred revenue represents the purchase of extended warranties by the Company's customers. The Company recognizes revenue from an extended warranty on the straight-line method over the life of the extended warranty, which is typically 12 to 15 months beyond the standard 12 month warranty. The Company classifies the current portion of deferred revenue under other accrued liabilities in its consolidated balance sheets. The Company currently has $0.7 million of deferred revenue related to extended warranties at December 30, 2017.
Asset Retirement Obligations
The Company recorded asset retirement obligations ("ARO") liabilities of $0.3 million and $0.2 million at December 30, 2017 and December 31, 2016, respectively. This represents the legal obligations associated with retirement of the Company’s assets when the timing and/or method of settling the obligation are conditional on a future event that may or may not be within the control of the Company. Changes in ARO liabilities for fiscal years 2017 and 2016 are as follows:

	2017	2016
Beginning balance	$246,922	$298,463
Exchange rate change	22,955	(51,541)
Ending balance	$269,877	$246,922
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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
Net Loss Per Share
Basic net loss per share is computed using the weighted-average number of shares of common stock outstanding during the period less any unvested restricted shares. Diluted net loss per share is calculated using weighted-average shares outstanding and contingently issuable shares, less weighted-average shares reacquired during the period. The net outstanding shares are adjusted for the dilutive effect of shares issuable upon the assumed conversion of the Company’s common stock equivalents, which consist of outstanding stock options and unvested restricted stock.
The following were not included in weighted-average common shares outstanding-diluted because they are anti-dilutive or performance conditions have not been met at the end of the period:

	2017	2016	2015
Nonvested restricted common stock	2,629,274	3,007,674	2,192,016
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
Fair Value of Financial Instruments
Financial instruments consist of marketable debt securities, accounts receivable and certain current liabilities. These assets (excluding marketable securities which are recorded at fair value) and liabilities are carried at cost, which approximates fair value.
Marketable Debt Securities
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
The Company uses the specific identification method as a basis for determining cost and calculating realized gains and losses with respect to marketable debt securities. The gross gains and losses realized related to sales and maturities of marketable debt securities were not material during the year ended December 30, 2017 and December 31, 2016.
Other-than-Temporary Impairments
The Company conducts a review of its marketable debt securities on a quarterly basis for the presence of other-than-temporary impairment ("OTTI"). The Company assesses whether OTTI is present when the fair value of a debt security is less than its amortized cost basis at the balance sheet date. Under these circumstances OTTI is considered to have occurred (1) if the Company intends to sell the security before recovery of its amortized cost basis; (2) if it is “more likely than not” the Company will be required to sell the security before recovery of its amortized cost basis; or (3) the present value of expected cash flows is not sufficient to recover the entire amortized cost basis.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company further estimates the amount of OTTI resulting from a decline in the creditworthiness of the issuer (credit-related OTTI) and the amount of non credit-related OTTI. Non credit-related OTTI can be caused by such factors as market illiquidity. Credit-related OTTI is recognized in earnings while non credit-related OTTI on securities not expected to be sold is recognized in other comprehensive income (loss). The Company did not record any OTTI for the fiscal years 2017, 2016 and 2015.
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
The value of restricted stock grants that vest based on market conditions is computed on the date of grant using the Monte Carlo model. The fair value of stock option awards is estimated on the date of grant using the Black-Scholes-Merton option-pricing model. There were no stock options granted in fiscal years 2017, 2016 or 2015.
Comprehensive Loss
Comprehensive loss is the total of net (loss) income and all other non-owner changes in equity including such items as unrealized holding (losses) gains on marketable equity and debt securities classified as available-for-sale and foreign currency translation adjustments.
The components of accumulated other comprehensive income are as follows:

	Cumulative Translation Adjustment	Unrealized Holding Gain (Loss) on Marketable Securities	Accumulated Other Comprehensive Income
Balance as of December 27, 2014	$1,534,075	$1,592,164	$3,126,239
Changes during year	(968,050)	(1,386,415)	(2,354,465)
Balance as of December 26, 2015	566,025	205,749	771,774
Changes during year	814,017	(14,820)	799,197
Balance as of December 31, 2016	1,380,042	190,929	1,570,971
Changes during year	1,851,664	142,144	1,993,808
Balance as of December 30, 2017	$3,231,706	$333,073	$3,564,779
Goodwill and Other Indefinite-Lived Assets
We account for goodwill in accordance with ASC Topic 350. Under ASC Topic 350, goodwill is considered to have an indefinite life, and is carried at cost. Acquired trade names are assessed as indefinite lived assets if there is no foreseeable limits on the periods of time over which they are expected to contribute cash flows. Goodwill and indefinite-lived assets are not amortized, but are subject to an annual impairment test, as well as between annual tests when events or circumstances indicate that the carrying value may not be recoverable. We perform our annual impairment testing at the end of each fiscal year.
Our annual goodwill impairment test is performed at the reporting unit level. We have determined our reporting units based on the guidance within ASC Subtopic 350-20. As of December 30, 2017 and December 31, 2016, our reporting units are the same as our operating segments. Indicators of impairment include, but are not limited to, the loss of significant business or other significant adverse changes in industry or market conditions. The Company reviews the carrying amounts of goodwill and other indefinite-lived assets annually, or when indications of impairment exist, to determine if such assets may be impaired by performing a quantitative assessment. We estimate the fair value of our reporting units using a discounted cash flow model based on our most recent long-range plan in place at the time of our impairment testing, and compare the estimated fair value of each reporting unit to its net book value, including goodwill. Significant changes in these forecasts or the discount rate selected

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

could affect the estimated fair value of one or more of our reporting units and could result in a goodwill impairment charge in a future period.
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
Recently Issued Accounting Pronouncements
Revenue from Contracts with Customers
The Company plans to adopt ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) effective December 31, 2017 (the first day of the Company's fiscal year 2018) and apply the modified retrospective method. This comprehensive new standard will supersede existing revenue recognition guidance and require revenue to be recognized when promised goods or services are transferred to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. The standard also requires expanded disclosures regarding revenue and contracts with customers.
The adoption of the new standard may have a material impact on the Company’s consolidated statement of operations and consolidated balance sheets. We currently expect that some of our military contracts that recognize revenue as products are shipped to customers will begin to recognize revenue under the new standard on a percentage of completion method using a cost to cost approach. This new approach may affect the timing of revenue and expense recognition and will rely more on management's judgments on the timing of revenue recognition and the timing and estimates of cost to fulfill contracts.
Upon the adoption of ASC 606 using the modified retrospective method on December 31, 2017, the Company will record an adjustment to accumulated deficit for the amount that would have been recognized in 2017 under the new guidance and would not have been recognized until shipment of the product in 2018 under the current guidance. The assessment of this adjustment under the new standard has been omitted from this Annual Report on Form 10-K because the assessment was incomplete as of the filing date. We are in the process of finalizing the results from the adoption and the adjustment under the new standard will be included in the Company's Quarterly Report on Form 10-Q for the first quarter of 2018. The new standard requires additional detailed disclosures regarding the Company’s contracts with customers, including disclosure of remaining unsatisfied performance obligations, in the first quarter 2018 which we are continuing to assess. We are also identifying and implementing changes to the Company’s business processes, systems and controls to support adoption of the new standard in 2018.
Leases
In February 2016, the FASB issued Accounting Standards Update No. 2016-02 (Topic 842) Leases. Topic 842 supersedes the lease recognition requirements in Accounting Standards Codification Topic 840, "Leases". Under Topic 842, lessees are required to recognize assets and liabilities on the balance sheet for most leases and provide enhanced disclosures. Leases will continue to be classified as either finance or operating. Topic 842 is effective for annual reporting periods, and interim periods within those years beginning after December 15, 2018. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements, and there are certain optional practical expedients that an entity may elect to apply. Full retrospective application is prohibited and early adoption by public entities is permitted. The Company expects to complete its assessment in 2018 and is required to adopt ASU 2016-02 as of December 30, 2018 using the modified retrospective method. The Company expects the potential impact of adopting ASU 2016-02 to be material to our lease liabilities and assets on our consolidated balance sheets.
Classification of Certain Cash Receipts and Cash Payments
In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments (Topic 230). The standard addresses the classification and presentation of eight specific cash flow issues that currently result in diverse practices. This pronouncement is effective for annual reporting periods beginning after December 15, 2017. The Company will adopt this standard on December 31, 2017. The Company does not expect the potential impact of adopting ASU 2016-15 to be material to our financial position, results of operations or liquidity.
Intangibles - Goodwill and Other

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU 2017-04 simplifies the subsequent measurement of goodwill by eliminating “Step 2” from the goodwill impairment test. The amendment also eliminates the requirement for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company has adopted this amendment in its test of goodwill impairment for the fiscal year ended December 30, 2017.
Stock Compensation
In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting (ASU 2017-09), which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award changes as a result of the change in terms or conditions. The amendments in this ASU also clarify that no new measurement date will be required if an award is not probable of vesting at the time a change is made and there is no change to the fair value, vesting conditions, and classification. The amendments in this ASU are effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those annual periods. We intend to adopt the standard prospectively after the effective date and have determined this ASU has an immaterial impact to our financial position, results of operations or liquidity.

2.    Property, Plant and Equipment
Property, plant and equipment consisted of the following at December 30, 2017 and December 31, 2016:

	Useful Life	2017	2016
Equipment	3-5 years	$16,811,526	$17,886,124
Leasehold improvements	Life of the lease	3,851,269	3,721,176
Furniture and fixtures	3 years	531,870	488,802
Equipment under construction		2,415,957	88,227
		23,610,622	22,184,329
Accumulated depreciation and amortization		(18,533,579)	(19,208,323)
Property, plant and equipment, net		$5,077,043	$2,976,006
In June 2016, the Company's subsidiary Kowon sold its plant and the land on which the plant resided for approximately $8.1 million and recognized a gain of $7.7 million. Other than the sales of the Kowon plant and land there were no material gains or losses on disposals of long-lived assets in fiscal years 2017, 2016 and 2015. Depreciation expense for the fiscal years 2017, 2016 and 2015 was approximately $0.9 million, $1.0 million and $1.5 million, respectively.
Collaborative Arrangements
The Company signed an agreement to jointly purchase and jointly own an advanced production OLED deposition machine with another party to be installed within the other party's facility in order to augment the other party’s existing capacity. This OLED deposition machine is expected to be placed in service in 2018. Under the terms of the agreement, the Company will be entitled to 50% of the new machine capacity. The Company includes the machine in equipment under property, plant and equipment, net, in its consolidated balance sheets. At December 30, 2017, the Company has paid $1.8 million of the expected total cost of $2.0 million for the machine.
3.    Other Assets
Marketable Equity Securities
As of December 30, 2017 and December 31, 2016, the Company had an investment in GCS Holdings which had a fair market value of $0.5 million and $0.3 million, respectively, and an adjusted cost basis of $0.0 million.
Non-Marketable Securities
The Company has a warrant to acquire up to 15% of the next round of equity offered by a customer as part of the licensing of technology to the customer. As of December 30, 2017, the Company recognized a gain of $2.0 million, which is the fair value of the warrant.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.    Business Combinations
In March 2017, we purchased 100% of the outstanding stock of NVIS, Inc. ("NVIS") for $3.7 million. NVIS produces virtual reality systems for 3D applications. Additional payments by the Company of up to $2.0 million may be required if certain future operating performance milestones are met and the selling shareholders remain employed with NVIS through March 2020. As there is a requirement to remain employed to earn the contingent payments, these contingent payments will be treated as compensation expense.
The identifiable assets acquired and liabilities assumed at the acquisition date have been recognized at fair value.
The allocation of the purchase price as of the acquisition date is as follows:

Cash and marketable securities	$2,600
Accounts receivable	490,700
Inventory	768,400
Other identifiable assets	46,800
Order backlog	840,000
Customer relationships	1,000,000
Developed technology	460,000
Trademark portfolio	160,000
Current liabilities	(480,500)
Net deferred tax liabilities	(1,084,000)
Goodwill	1,489,000
Total	$3,693,000
Goodwill represents the recording of the excess of the purchase price over the fair values of the net tangible assets acquired. No significant adjustments were recorded to the purchase price allocation during the measurement period. During the fourth quarter of 2017, we finalized the fair values of the acquired assets and liabilities.
The identified intangible assets are being amortized on a straight-line basis over the following lives, in years:

Order backlog	1
Customer relationships	2
Developed technology	2
Trademark portfolio	2
In conjunction with the acquisition, the Company recorded deferred tax liabilities of approximately $1.1 million associated with the future non-deductible amortization of the intangible assets. These deferred tax liabilities can be used to offset the Company’s net deferred tax assets. The Company reduced the valuation allowance on its net deferred tax assets in the amount of $1.1 million and such reduction was recognized as a benefit for income taxes for 2017. Acquisition expenses were approximately $0.2 million and are recorded in selling, general and administration expenses.
The following unaudited supplemental pro forma disclosures are provided for the fiscal year ended December 30, 2017 and December 31, 2016, assuming the acquisition of the company had occurred as of December 26, 2015. All intercompany transactions have been eliminated.

Fiscal year ended	2017	2016
Revenues	$28,477,870	$25,029,681
Net loss	(26,302,840)	(23,736,518)
Basic and diluted earnings per share	$(0.38)	$(0.37)
Since the date of acquisition, the Company recorded revenue and net income of $9.1 million and $0.2 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.    Goodwill and Intangibles
A rollforward of the Company's goodwill by segment is as follows:

	Kopin	Industrial	Total
Balance, December 31, 2016	$844,023	$—	$844,023
March 2017 acquisition of NVIS, Inc.	—	1,488,650	1,488,650
Impairment of goodwill from NVIS, Inc.	—	(600,086)	(600,086)
Change due to exchange rate fluctuations	47,660	—	47,660
Balance, December 30, 2017	$891,683	$888,564	$1,780,247
The Company performs impairment tests of goodwill at its reporting unit level. The Company conducts its annual goodwill impairment test on the last day of each fiscal year unless factors indicate that an impairment may have occurred. At December 30, 2017, the Company performed an impairment analysis of goodwill based on a comparison of the discounted cash flows to the recorded carrying value of the reporting units, and determined that the discounted cash flows were less than the carrying value of the NVIS reporting unit. The input methods for goodwill and intangibles are analyzed for impairment on a nonrecurring basis using fair value measurements with unobservable inputs, which is Level 3 in the fair value hierarchy. As a result, the Company recorded an impairment of $0.6 million related to NVIS's goodwill at December 30, 2017.
The Company recognized $1.6 million, $0.0 million and $0.6 million in amortization expense for the fiscal years ended 2017, 2016 and 2015, respectively, related to intangible assets. At December 30, 2017, the Company has a carrying value of $2.5 million, accumulated amortization of $1.6 million and a net book value of $0.9 million related to intangibles. The intangibles have a remaining life of 1 year.
6.    Financial Instruments
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
The following table details the fair value measurements of the Company’s financial assets:

		Fair Value Measurement at December 30, 2017 Using:
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$24,848,227	$24,848,227	$—	$—
U.S. government and agency backed securities	34,725,811	6,927,323	27,798,488	—
Corporate debt	8,980,906	—	8,980,906	—
Certificates of deposit	200,740	—	200,740	—
GCS Holdings	478,546	478,546	—	—
Warrant	2,000,000	—	—	2,000,000
	$71,234,230	$32,254,096	$36,980,134	$2,000,000

		Fair Value Measurement at December 31, 2016 Using:
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$15,822,495	$15,822,495	$—	$—
U.S. government and agency backed securities	36,091,261	7,144,767	28,946,494	—
Corporate debt	7,557,029	—	7,557,029	—
Certificates of deposit	17,727,111	—	17,727,111	—
GCS Holdings	331,454	331,454	—	—
	$77,529,350	$23,298,716	$54,230,634	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur.
Changes in Level 3 investments are as follows:

	December 31, 2016	Net unrealized gains/(losses)	Purchases, issuances and settlements	Transfers in and or out of Level 3	December 30, 2017
Warrant	$—	$2,000,000	$—	$—	$2,000,000
	$—	$2,000,000	$—	$—	$2,000,000
The corporate debt consists of floating rate notes with a maturity that is over multiple years but has interest rates which are reset every three months based on the then-current three month London Interbank Offering Rate (three month Libor). The Company validates the fair market values of the financial instruments above by using discounted cash flow models, obtaining independent pricing of the securities or through the use of a model which incorporates the three month Libor, the credit default swap rate of the issuer and the bid and ask price spread of the same or similar investments which are traded on several markets. The Company has a warrant to acquire up to 15% of the next round of equity offered by a customer as part of the licensing of technology to the customer. The Company used the pricing and terms of the qualified financing round by the customer in determining the value of its warrant. Subsequent to year-end, the customer closed the qualified financing round and the Company expects to exercise the warrant in the first quarter of 2018.
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value because of their short-term nature. If accrued liabilities were carried at fair value, these would be classified as Level 2 in the fair value hierarchy.
Marketable Debt Securities
Investments in available-for-sale marketable debt securities are as follows at December 30, 2017 and December 31, 2016:

	Amortized Cost		Unrealized Gains		Unrealized Losses		Fair Value
	2017	2016	2017	2016	2017	2016	2017	2016
U.S. government and agency backed securities	$35,014,593	$36,343,817	$—	$—	$(288,782)	$(252,556)	$34,725,811	$36,091,261
Corporate debt	8,988,608	7,596,755	—	—	(7,702)	(39,727)	8,980,906	7,557,028
Certificates of deposits	201,000	17,726,673	—	439	(260)	—	200,740	17,727,112
Total	$44,204,201	$61,667,245	$—	$439	$(296,744)	$(292,283)	$43,907,457	$61,375,401

The contractual maturity of the Company’s marketable debt securities is as follows at December 30, 2017:

	Less than One year	One to Five years	Greater than Five years	Total
U.S. government and agency backed securities	$20,390,246	$12,411,125	$1,924,440	$34,725,811
Corporate debt	1,715,720	7,265,186	—	8,980,906
Certificates of deposits	200,740	—	—	200,740
Total	$22,306,706	$19,676,311	$1,924,440	$43,907,457
7.    Stockholders’ Equity and Stock-Based Compensation
On April 20, 2017, the Company sold 7,589,000 shares of unregistered common stock to Goertek Inc. for $24,664,250 ($3.25 per share). This represented approximately 10.1% of Kopin’s total outstanding shares of common stock as of the date of purchase. In addition, Kopin and Goertek have entered into agreements to jointly develop and commercialize a range of technologies and wearable products. Goertek is a leading innovative global technology company headquartered in Weifang, China that designs and manufactures a range of consumer electronics products for brand customers including wearables, virtual and augmented reality headsets, and audio products. The transaction was accounted for under FASB ASC 505-30 "Treasury Stock", and the loss on the sale of the treasury stock of approximately $0.8 million was charged to retained earnings. At completion of the transaction, the U.S. Government requested certain information regarding the transaction for the Committee on Foreign Investment. See Note 17. Related Party Transactions for additional discussion around agreements with Goertek.
On December 31, 2017 (fiscal year beginning 2018), the Company amended the employment agreement with our CEO Dr. John Fan to expire on December 31, 2020 and as part of the amendment issued restricted stock grants. 640,000 shares of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

restricted stock which will vest upon the first 20 consecutive trading day period following the grant date during which the Company's common stock trades at a price equal to or greater than $5.25, 150,000 shares of restricted stock will vest at the end of the first 20 consecutive trading day period following the grant date during which the Company’s common stock trades at a price per share equal to or greater than $6.00, and 150,000 shares of restricted common stock will vest at the end of the first 20 consecutive trading day period following the grant date during which the Company’s common stock trades at a price per share equal to or greater than $7.00. All of the grants are subject to certain acceleration events and terminate on December 31, 2020.
Restricted Stock Awards
In 2010, the Company adopted a 2010 Equity Incentive Plan (the 2010 Equity Plan) which authorized the issuance of shares of common stock to employees, non-employees, and the Board. The 2010 Equity Plan was a successor to the Company’s 2001 Equity Incentive Plan ("2001 Equity Plan") and has been subsequently amended to increase the number of authorized shares to 13,100,000 as of December 30, 2017. The number of shares authorized under the 2010 Equity Plan is the number of shares approved by the shareholders plus the number of shares of common stock which were available for grant under the 2001 Equity Plan, the number of shares of common stock which were the subject of awards outstanding under the 2001 Equity Plan and are forfeited, terminated, canceled or expire after the adoption of the 2010 Equity Plan and the number of shares of common stock delivered to the Company either in exercise of an 2001 Equity Plan award or in satisfaction of a tax withholding obligation. The term and vesting period for restricted stock awards granted under the 2010 Equity Plan are determined by the Board’s compensation committee.
As of December 30, 2017, the Company has approximately 1.3 million shares of common stock authorized and available for issuance under the Company’s 2010 Equity Plan.
The Company has issued shares of nonvested restricted common stock to certain employees. Each award requires the employee to fulfill certain obligations, including remaining employed by the Company for one, two or four years (the vesting period) and in certain cases also meeting performance criteria. Restricted stock activity was as follows:

	Shares	Weighted Average Grant Fair Value
Outstanding at December 27, 2014	2,551,631	$3.75
Granted	1,255,696	3.77
Forfeited	(388,320)	3.64
Vested	(1,226,991)	3.68
Outstanding at December 26, 2015	2,192,016	3.82
Granted	1,663,000	2.40
Forfeited	(110,500)	3.21
Vested	(736,842)	3.17
Balance at December 31, 2016	3,007,674	3.21
Granted	1,152,000	3.40
Forfeited	(465,150)	3.82
Vested	(1,065,250)	2.90
Balance at December 30, 2017	2,629,274	$3.31

The forfeitures in 2017 were primarily due to fact that the performance criteria related to these awards were not achieved.
Stock-Based Compensation
The following table summarizes stock-based compensation expense within each of the categories below as it relates to non-vested restricted common stock awards for the fiscal years 2017, 2016 and 2015 (no tax benefits were recognized):

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	2017	2016	2015
Cost of product revenues	$490,481	$561,791	$729,715
Research and development	799,485	527,081	776,946
Selling, general and administrative	1,006,165	1,336,454	1,638,818
Total	$2,296,131	$2,425,326	$3,145,479
Unrecognized compensation expense for non-vested restricted common stock as of December 30, 2017 totaled $6.0 million and is expected to be recognized over a weighted average period of approximately two years.
8.    Concentrations of Risk
Ongoing credit evaluations of customers’ financial condition are performed and collateral, such as letters of credit, are generally not required. Customer’s accounts receivable balance as a percentage of total accounts receivable was as follows:

	Percent of Gross Accounts Receivable
Customer	December 30, 2017	December 31, 2016
Elbit Systems	*	21%
DRS Technologies	*	19%
Scott Safety	14%	18%
RealWear, Inc.	10%	*
U.S. Army	43%	*
Note: The symbol “*” indicates that accounts receivables from that customer were less than 10% of the Company’s total accounts receivable.
Sales to significant non-affiliated customers for fiscal years 2017, 2016 and 2015, as a percentage of total revenues, is as follows:

	Sales as a Percent of Total Revenue
	Fiscal Year
Customer	2017	2016	2015
Military Customers in Total	48%	24%	32%
Raytheon Company	*	*	18%
DRS Technologies	10%	*	*
Google, Inc.	*	*	22%
Rockwell Collins	10%	12%	*
Shenzhen Oriscape	*	20%	*
U.S. Army	12%	*	*
Funded Research and Development Contracts	11%	7%	12%
Note: The symbol “*” indicates that sales to that customer were less than 10% of the Company’s total revenues. The caption "Military Customers in Total" excludes research and development contracts.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.    Income Taxes
The (benefit) provision for income taxes from continuing operations consists of the following for the fiscal years indicated:

	Fiscal Year
	2017	2016	2015
Current
State	$5,000	$33,000	$50,000
Foreign	(568,000)	1,656,000	—
Total current provision	(563,000)	1,689,000	50,000
Deferred
Federal	15,461,000	(8,718,000)	(5,356,000)
State	(493,000)	(1,264,000)	(62,000)
Foreign	(187,000)	2,308,000	188,000
Change in valuation allowance	(17,181,000)	9,115,000	5,155,000
Total deferred (benefit) provision	(2,400,000)	1,441,000	(75,000)
Total (benefit) provision for income taxes	$(2,963,000)	$3,130,000	$(25,000)
The benefit for income taxes for the fiscal year ended 2017 of $3.0 million was driven by a reduction in foreign tax expense for the rate difference on a dividend distribution from the Company's Korean subsidiary of $0.8 million, an increase of uncertain tax positions of $0.2 million, the recognition of $1.1 million of net deferred tax liabilities in connection with the NVIS acquisition provided evidence of recoverability of the Company's net deferred tax tax assets that previously carried a full valuation allowance and resulted in a reduction in the valuation allowance of $1.1 million, a $1.0 million AMT credit carryforward that is expected to be utilized in the future and $0.3 million tax benefit related to the Kowon embezzlement loss.
The following table sets forth the changes in Kopin's balance of unrecognized tax benefits for the year ended:

Total
Unrecognized tax benefits at December 26, 2015	$—
Gross increases—prior year tax positions	374,000
Unrecognized tax benefits at December 31, 2016	374,000
Gross increases—current year tax positions	20,000
Unrecognized tax benefits at December 30, 2017	$394,000
U.S. GAAP requires applying a 'more likely than not' threshold to the recognition and derecognition of uncertain tax positions either taken or expected to be taken by Kopin's income tax returns. The total amount of our gross tax liability for tax positions that may not be sustained under a 'more likely than not' threshold amounts to $0.4 million as of December 30, 2017 and December 31, 2016. Kopin's policy regarding the classification of interest and penalties is to include these amounts as a component of income tax expense. The total amount of accrued interest and penalties related to the Company's unrecognized tax benefits was $0.5 million and $0.3 million as of December 30, 2017 and December 31, 2016, respectively.
Net operating losses were not utilized in 2017, 2016 and 2015 to offset federal and state taxes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

	Fiscal Year
	2017	2016	2015
Tax provision at federal statutory rates	$(9,884,000)	$(6,965,000)	$(5,187,000)
State tax liability	5,000	22,000	33,000
Foreign deferred tax rate differential	15,000	(678,000)	153,000
Foreign withholding	(771,000)	1,441,000	(75,000)
Outside basis in Kowon, net unremitted earnings	(2,888,000)	958,000	(180,000)
Permanent items	774,000	259,000	(402,000)
Increase in net state operating loss carryforwards	(300,000)	(502,000)	(158,000)
Utilization of net operating losses for U.K. research and development refund	—	(142,000)	719,000
Provision to tax return adjustments and tax rate change (1)	24,833,000	(66,000)	264,000
Tax credits	24,000	(762,000)	(501,000)
Non-deductible 162M compensation limitations	199,000	—	40,000
Non-deductible equity compensation	1,901,000	(360,000)	(34,000)
Uncertain tax position for transfer pricing	203,000	671,000	—
Other, net	107,000	139,000	148,000
Change in valuation allowance	(17,181,000)	9,115,000	5,155,000
	$(2,963,000)	$3,130,000	$(25,000)

(1)
Due to the Tax Act which was enacted in December 2017, our U.S. deferred tax assets and liabilities as of December 30, 2017 were re-measured to 21%. The provisional amount recorded related to the remeasurement of our deferred tax balance was approximately $25.1 million of tax expense.

Pretax foreign loss from continuing operations was approximately $0.4 million for fiscal year ended 2017, pretax foreign income from continuing operations was approximately $5.4 million for fiscal year ended 2016 and pretax foreign losses from continuing operations were approximately $1.0 million for fiscal year ended 2015. Deferred income taxes are provided to recognize the effect of temporary differences between tax and financial reporting. Deferred income tax assets and liabilities consist of the following:

	Fiscal Year
	2017	2016
Deferred tax liability:
Foreign withholding liability	$(812,000)	$(2,571,000)
Foreign unremitted earnings	(468,000)	(3,659,000)
Intangible assets	(259,000)	—
Deferred tax assets:
Federal net operating loss carryforwards	34,555,000	46,968,000
State net operating loss carryforwards	2,708,000	2,129,000
Foreign net operating loss carryforwards	1,500,000	1,375,000
Equity awards	55,000	2,258,000
Tax credits	7,470,000	7,495,000
Property, plant and equipment	544,000	814,000
Unrealized losses on investments	1,792,000	3,535,000
Other	3,037,000	5,823,000
Net deferred tax assets	50,122,000	64,167,000
Valuation allowance	(50,642,000)	(66,738,000)
	$(520,000)	$(2,571,000)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The valuation allowance was approximately $50.6 million and $66.7 million at December 30, 2017 and December 31, 2016, respectively, primarily driven by U.S. net operating loss carryforwards ("NOLs") and tax credits that the Company does not believe will ultimately be realized.
On December 22, 2017, the 2017 Tax Cuts and Jobs Act ("the Tax Act") was enacted into law and the new legislation contains several key tax provisions that affected us, including a one-time mandatory transition tax on accumulated foreign earnings and a reduction of the corporate income tax rate to 21% effective January 1, 2018, among others. The Company are required to recognize the effect of the tax law changes in the period of enactment, such as determining the transition tax, re-measuring our U.S. deferred tax assets and liabilities as well as reassessing the net realizability of our deferred tax assets and liabilities. In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act ("SAB 118"), which allows us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. At December 30, 2017, the Company has not completed our accounting for the tax effects of enactment of the Act; however, as described below, the Company has made a reasonable estimate of the effects on our existing deferred tax balances and the one-time transition tax. For these items, the Company did not recognize any provisional amounts in the (benefit) provision for income taxes from continuing operations in accordance with SAB 118. The Company expects to finalize these provisional estimates before the end of 2018 after completing our reviews and analysis, including reviews and analysis of any interpretations issued during this measurement period.
Deferred tax assets and liabilities—The Company provisionally remeasured certain deferred tax assets and liabilities, excluding those items that will be included on the Company's 2017 tax return, based on the rates the Company expects to realize the deferred tax assets and liabilities at in the future, which is generally 21%. However, the Company is still analyzing certain aspects of the Act, such as the transition rules and the minimum tax on foreign earnings, and refining our calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts in the measurement period. The provisional amount recorded related to the remeasurement of the Company's deferred tax balance was approximately $25.1 million of tax expense.
The Company recorded a reduction in the valuation allowance during 2017 of approximately $1.0 million which was previously recorded against the Company’s AMT credit carryforward. The Company expects to receive a refund of $1.0 million from our AMT credit carryforward in accordance with the Tax Act and have recorded the receivable in "Other assets" on the Company's consolidated balance sheets at December 30, 2017.
With the adoption of a minimum tax on foreign earnings, the Company will be subject to tax on global intangible low-taxed income (“GILTI”) in future years. The Company is continuing to evaluate this provision and will not make a policy election on how to account for GILTI (as a period expense or as part of our rate on deferred taxes) until the Company has the necessary information available, including the interpretations of the new rules, to analyze the impacts and complete our analysis. The Company will make an election before the end of 2018. Because the Company has not made a policy election, no amounts for GILTI are included in our deferred taxes.
Foreign tax effects—The one-time transition tax is based on our total post-1986 earnings and profits (“E&P”) for which the Company has previously deferred U.S. income taxes. The Company is estimating that the Compan will not have a provisional requirement amount for our one-time transition tax liability, using an estimated applicable tax rate of 15.5%, resulting in no increase in income tax expense. The Company has not yet completed our calculation of the total post-1986 foreign E&P for these foreign subsidiaries. Further, the transition tax is based in part on the amount of those earnings held in cash and other specified assets. This amount may change when the Company finalizes the calculation of post-1986 foreign E&P previously deferred from U.S. federal taxation and finalize the amounts held in cash or other specified assets. The Company also expects additional clarifying and interpretative technical guidance to be issued related to the calculation of our one-time transition tax. No additional income taxes have been provided for any remaining undistributed foreign earnings not subject to the transition tax and any additional outside basis difference inherent in these entities as these amounts continue to be indefinitely reinvested in foreign operations.
Although the Company believes the significant impacts from the Tax Act are those described above, the Company will continue to review and evaluate the other provisions of the Tax Act. This review could result in changes to the amounts the Company has provisionally recorded. The Company expects to complete this review and evaluation before the end of 2018.
As of December 30, 2017, the Company has available for tax purposes NOLs of $164.5 million expiring 2022 through 2037. The Company has recognized a full valuation allowance on its net deferred tax assets as the Company has concluded that such assets are not more likely than not to be realized. The decrease in valuation allowance during fiscal year 2017 was a result of decreases in the federal tax rate as part of the Tax Act and a reduction in the valuation allowance as a result of deferred tax liabilities assumed as part of the acquisition of NVIS.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Tax Act imposes a mandatory transition tax on accumulated foreign earnings and eliminates U.S. taxes on foreign subsidiary distribution. As a result, earnings in foreign jurisdictions are available for distribution to the U.S. without incremental U.S. taxes.
Under the provisions of the Section 382, certain substantial changes in Kopin’s ownership may limit in the future the amount of net operating loss carryforwards that could be used annually to offset future taxable income and income tax liability.
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
International jurisdictions have statutes of limitations generally ranging from three to twenty years after filing of the respective return. Years still open to examination by tax authorities in major jurisdictions include Korea (2009 onward), Japan (2009 onward), Hong Kong (2011 onward) and United Kingdom (2014 onward). The Company is not currently under examination in these jurisdictions.
10.    Accrued Warranty
The Company warrants its products against defect for 12 months, however, for certain products a customer may purchase an extended warranty. A provision for estimated future costs and estimated returns for credit relating to such warranty is recorded in the period when product is shipped and revenue recognized, and is updated as additional information becomes available. The Company’s estimate of future costs to satisfy warranty obligations is based primarily on historical warranty expense experienced and a provision for potential future product failures. Changes in the accrued warranty for fiscal years ended 2017, 2016 and 2015 are as follows:

	Fiscal Year Ended
	December 30, 2017	December 31, 2016	December 26, 2015
Beginning balance	$518,000	$518,000	$716,000
Additions	328,000	440,000	598,000
Claim and reversals	(197,000)	(440,000)	(796,000)
Ending Balance	$649,000	$518,000	$518,000
11.    Employee Benefit Plan
The Company has an employee benefit plan pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended. In 2017, the plan allowed employees to defer an amount of their annual compensation up to a current maximum of $18,000 if they are under the age of 50 and $24,000 if they are over the age of 50. The Company matches 50% of all deferred compensation on the first 6% of each employee’s deferred compensation. The amount charged to operations in connection with this plan was approximately $334,000, $347,000 and $324,000 in fiscal years 2017, 2016 and 2015, respectively.
12.    Commitments and Contingencies
Leases
The Company leases various facilities. The following is a schedule of minimum rental commitments under non-cancelable operating leases at December 30, 2017:

Fiscal year ending,	Amount
2018	$1,223,000
2019	974,000
2020	902,000
2021	843,000
2022	616,000
Thereafter	201,000
Total minimum lease payments	$4,759,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Amounts incurred under operating leases are recorded as rent expense on a straight-line basis. Total rent expense in the fiscal years ended 2017, 2016 and 2015 were approximately $1.5 million, $1.3 million and $1.7 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13.    Litigation
The Company may engage in legal proceedings arising in the ordinary course of business. Claims, suits, investigations and proceedings are inherently uncertain and it is not possible to predict the ultimate outcome of such matters and our business, financial condition, results of operations or cash flows could be affected in any particular period.
BlueRadios, Inc. v. Kopin Corporation, Civil Action No. 16-02052-JLK (D. Col.):
On August 12, 2016, BlueRadios, Inc. ("BlueRadios") filed a complaint in the U.S. District Court for the District of Colorado, alleging that the Company breached a contract between it and BlueRadios concerning a joint venture between the Company and BlueRadios to design, develop and commercialize micro-display products with embedded wireless technology referred to as “Golden-i”, breached the covenant of good faith and fair dealing associated with that contract, breached its fiduciary duty to BlueRadios, and misappropriated trade secrets owned by BlueRadios in violation of Colorado law (C.R.S. § 7-74-104(4)) and the Defend Trade Secrets Act (18 U.S.C. § 1836(b)(1)). BlueRadios further alleges that the Company was unjustly enriched by its alleged misconduct, BlueRadios is entitled to an accounting to determine the amount of profits obtained by the Company as a result of its alleged misconduct, and the inventorship on at least ten patents or patent applications owned by the Company need to be corrected to list BlueRadios’ employees as inventors and thereby list BlueRadios as co-assignees of the patents. BlueRadios seeks monetary, declaratory, and injunctive relief.
On October 11, 2016, the Company filed its Answer and Affirmative Defenses. The Company has not concluded a loss from this matter is probable; therefore, we have not recorded an accrual for litigation or claims related to this matter for the year ended December 30, 2017. The Company will continue to evaluate information as it becomes known and will record an estimate for losses at the time or times when it is both probable that a loss has been incurred and the amount of the loss is reasonably estimable.
The parties are in the midst of discovery, with fact discovery scheduled to close March 15, 2018. The parties have filed motions with the Court to extend the close of discovery beyond March 15, 2018. A trial date has not yet been set by the Court.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

14.    Segments and Geographical Information
The Company’s chief operating decision maker is its Chief Executive Officer. The Company has determined it has two reportable segments, Industrial, which includes the operations that develop and manufacture its reflective display products and virtual reality systems for test and simulation products, and Kopin, which includes the operations that develop and manufacture its other products. NVIS is included in the Industrial segment.
Segment financial results were as follows:

Total Revenue (in thousands)	2017	2016	2015
Kopin	$15,942	$18,734	$28,538
Industrial	13,584	3,909	3,516
Eliminations	(1,685)	—	—
Total	$27,841	$22,643	$32,054

Total Intersegment Revenue (in thousands)	2017	2016	2015
Kopin	$—	$—	$—
Industrial	1,685	—	—
Total	$1,685	$—	$—

Net Loss Attributable to the Controlling Interest (in thousands)	2017	2016	2015
Kopin	$(26,153)	$(22,622)	$(13,429)
Industrial	1,277	(812)	(1,264)
Eliminations	(364)	—	—
Total	$(25,240)	$(23,434)	$(14,693)

Intersegment Loss Attributable to the Controlling Interest (in thousands)	2017	2016	2015
Kopin	$—	$—	$—
Industrial	364	—	—
Total	$364	$—	$—

Total Assets (in thousands)		2017	2016
Kopin		$82,707	$86,084
Industrial		8,615	1,748
Total		$91,322	$87,832

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Total revenue by geographical area for the fiscal years ended December 30, 2017, December 31, 2016 and December 26, 2015 was as follows:

	2017		2016		2015
(in thousands, except percentages)	Revenue	% of Total	Revenue	% of Total	Revenue	% of Total
U.S.	$16,539	59%	$9,237	41%	$21,758	68%
Other Americas	86	—%	41	—%	395	1%
Total Americas	16,625	60%	9,278	41%	22,153	69%
Asia-Pacific	5,406	19%	9,849	43%	7,160	22%
Europe	5,810	21%	3,516	16%	2,741	9%
Total Revenues	$27,841	100%	$22,643	100%	$32,054	100%
Total long-live assets by country for the fiscal years ended December 30, 2017 and December 31, 2016 were as follows:

Total Long-lived Assets (in thousands)	2017	2016
U.S.	$2,456	$2,976
United Kingdom	192	—
China	338	—
Japan	206	—
Korea	1,885	—
Total	$5,077	$2,976

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

15.    Selected Quarterly Financial Information (Unaudited)
The following tables present Kopin’s quarterly operating results for the fiscal years ended December 30, 2017 and December 31, 2016. The information for each of these quarters is unaudited and has been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, all necessary adjustments, consisting only of normal recurring adjustments, have been included to present fairly the unaudited consolidated quarterly results when read in conjunction with Kopin’s audited consolidated financial statements and related notes. These operating results are not necessarily indicative of the results of any future period.
Quarterly Periods During Fiscal Year Ended December 30, 2017:

(in thousands, except per share data)	Three months ended April 1, 2017	Three months ended July 1, 2017	Three months ended September 30, 2017	Three months ended December 30, 2017 (3)
Total revenue	$4,378	$5,927	$6,139	$11,397
Gross profit (2)	816	862	1,444	3,654
Loss from operations	(8,663)	(8,068)	(8,605)	(4,962)
Net loss attributable to the controlling interest	(7,858)	(7,332)	(8,247)	(1,803)
Net loss per share (1):
Basic and diluted	$(0.12)	$(0.10)	$(0.11)	$(0.02)
Weighted average number of common shares outstanding:
Basic and diluted	64,539	70,627	72,188	72,349

(1)	Net loss per share is computed independently for each of the quarters presented; accordingly, the sum of the quarterly net income per share may not equal the total computed for the year.

(2)	Gross profit is defined as net product revenues less cost of product revenues.

(3)	Includes $1.7 million impact on net gain attributable to the controlling interest relating to the gain on a warrant for the three month period ended December 30, 2017.

Quarterly Periods During Fiscal Year Ended December 31, 2016:

(in thousands, except per share data)	Three months ended March 26, 2016	Three months ended June 25, 2016 (3)	Three months ended September 24, 2016	Three months ended December 31, 2016 (4)
Total revenue	$6,119	$4,355	$5,795	$6,373
Gross profit (2)	1,342	(550)	949	1,560
Loss from operations	(6,317)	(993)	(6,883)	(6,280)
Net loss attributable to the controlling interest	(6,932)	(3,194)	(8,117)	(5,190)
Net loss per share (1):
Basic and diluted	$(0.11)	$(0.05)	$(0.13)	$(0.08)
Weighted average number of common shares outstanding:
Basic and diluted	63,978	64,011	64,048	64,138

(1)	Net loss per share is computed independently for each of the quarters presented; accordingly, the sum of the quarterly net income per share may not equal the total computed for the year.

(2)	Gross profit is defined as net product revenues less cost of product revenues.

(3)	Includes $7.7 million impact on net gain attributable to the controlling interest relating to the gain on sale of a facility for the three month period ended June 25, 2016.

(4)	Includes $1.0 million impact on net gain attributable to the controlling interest relating to the gain on sale of an investment for the three month period ended December 31, 2016.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

16.    Related Party Transactions
The Company may from time to time enter into agreements with shareholders, affiliates and other companies engaged in certain aspects of the display, electronics, optical and software industries as part of our business strategy. In addition, the wearable computing product market is relatively new and there may be other technologies the Company needs to purchase from affiliates in order to enhance its product offering. The Company and Goertek have entered into agreements to jointly develop and commercialize a range of technologies and wearable products. These include: a mutually exclusive supply and manufacturing arrangement for a certain display product for twenty four months after mass production begins; an agreement that provides the Company with the right of first refusal to invest in certain manufacturing capacity for certain products with Goertek; an agreement whereby Goertek will provide system level original equipment manufacturing services for the Company's wearable products; an arrangement whereby the Company will supply display modules for Goertek's virtual reality and augmented reality products; and other agreements related to promotion around certain products as well as providing designs relating to head mounted displays.
During the fiscal year ended December 30, 2017, the Company had the following transactions with related parties:

	Sales	Purchases
Goertek	$—	$727,101
RealWear, Inc.	576,644	—
	$576,644	$727,101
At December 30, 2017, the Company had the following receivables and payables with related parties:

	Receivables	Payables
Goertek	$—	$326,877
RealWear, Inc.	414,635	—
	$414,635	$326,877

17.    Subsequent Events
The Company has entered into three joint venture agreements and other agreements some of which are subject to certain closing conditions, including government approvals. As of December 30, 2017, one of the joint venture agreements had been executed and the Company made its $1.0 million capital contribution subsequent to year end. Under certain joint venture agreements, in addition to the Company's cash contribution, the Company will contribute certain intellectual property in 2018. Subsequent to year end, the second joint venture agreement had been executed and the Company expects to make its capital contribution of approximately $5.3 million in 2018 (the Company's capital contribution under the agreement is 35.0 million RMB). The Company's third joint venture agreement is subject to certain closing conditions including government approvals. The Company expects the third joint venture to be completed in 2018. If the third joint venture agreement is executed, the Company's contribution will be $2.0 million and certain intellectual property.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

18.    Valuation and Qualifying Accounts
The following table sets forth activity in Kopin's allowance for doubtful accounts:

Fiscal year ended:	Balance at Beginning of Year	Additions Charged to Income	Deductions from Reserve	Balance at End of Year
December 26, 2015	$266,000	$—	$(113,000)	$153,000
December 31, 2016	153,000	—	(17,000)	136,000
December 30, 2017	$136,000	$13,000	$—	$149,000

INDEX TO EXHIBITS

Exhibits
3.1	Amended and Restated Certificate of Incorporation filed as an exhibit to Registration Statement on Form S-1, File No. 33-57450, and incorporated herein by reference.
3.2	Amendment to Certificate of Incorporation filed as an exhibit to Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2000 and incorporated herein by reference.
3.3	Amendment to Certificate of Incorporation filed as an exhibit to Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2000 and incorporated herein by reference.
3.4	Fifth Amended and Restated By-laws filed as an exhibit to Current Report on Form 8-K filed on July 18, 2016 and incorporated herein by reference.
4	Specimen Certificate of Common Stock filed as an exhibit to Registration Statement on Form S-1, File No. 33-45853, and incorporated herein by reference.
10.1	Form of Employee Agreement with Respect to Inventions and Proprietary Information filed as an exhibit to Registration Statement on Form S-1, File No. 33-45853, and incorporated herein by reference.
10.2	Kopin Corporation 2001 Equity Incentive Plan filed as an appendix to Proxy Statement filed on April 20, 2001 and incorporated herein by reference. *
10.3	Kopin Corporation 2001 Equity Incentive Plan Amendment filed as an exhibit to Registration Statement on Form S-8 filed on August 16, 2002 and incorporated herein by reference. *
10.4	Kopin Corporation 2001 Equity Incentive Plan Amendment filed as an exhibit to Registration Statement on Form S-8 filed on March 15, 2004 and incorporated herein by reference. *
10.5	Kopin Corporation 2001 Equity Incentive Plan Amendment filed as an exhibit to Registration Statement on Form S-8 filed on May 10, 2004 and incorporated herein by reference. *
10.6	Kopin Corporation 2001 Equity Incentive Plan Amendment filed as an exhibit to Registration Statement on Form S-8 filed on April 15, 2008 and incorporated herein by reference. *
10.7	Kopin Corporation 2001 Supplemental Equity Incentive Plan filed as an exhibit to Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2000 and incorporated herein by reference. *
10.8	Form of Key Employee Stock Purchase Agreement filed as an exhibit to Registration Statement on Form S-1, File No. 33-45853, and incorporated herein by reference. *
10.9
License Agreement by and between the Company and Massachusetts Institute of Technology dated April 22, 1985, as amended, filed as an exhibit to Registration Statement on Form S-1, File No. 33-45853, and incorporated herein by reference.

10.10
Facility Lease, by and between the Company and Massachusetts Technology Park Corporation, dated October 15, 1993 filed as an exhibit to Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference.

10.11
Joint Venture Agreement, by and among the Company, Kowon Technology Co., Ltd., and Korean Investors, dated as of March 3, 1998 filed as an exhibit to Annual Report on Form 10-Q for the quarterly period ended June 27, 1998 and incorporated herein by reference.

10.12	Ninth Amended and Restated Employment Agreement between the Company and Dr. John C.C. Fan, dated as of December 31, 2017 *
10.13
Kopin Corporation Form of Stock Option Agreement under 2001 and 2010 Equity Incentive Plans filed as an exhibit to Annual Report on Form 10-K for the fiscal year ended December 25, 2004 and incorporated herein by reference. *

10.14
Kopin Corporation 2001 and 2010 Equity Incentive Plan Form of Restricted Stock Purchase Agreement filed as an exhibit to Annual Report on Form 10-K for the fiscal year ended December 25, 2004 and incorporated herein by reference. *

10.15	Kopin Corporation Fiscal Year 2012 Incentive Bonus Plan filed as an exhibit to Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and incorporated herein by reference. *
10.16	Kopin Corporation 2010 Equity Incentive Plan filed with the Company's Definitive Proxy Statement on Schedule 14 filed as of April 5, 2013 and incorporated by reference herein.
10.17
Purchase Agreement, dated January 10, 2013, by and among Kopin Corporation, IQE KC, LLC and IQE plc filed as an exhibit to Current Report on Form 8-K on January 10, 2013 and incorporated by reference herein.

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
101.0
The following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Stockholder's Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text

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

Item 16.	Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
March 23, 2018

KOPIN CORPORATION

By:	/s/ JOHN C.C. FAN
John C.C. Fan Chairman of the Board, Chief Executive Officer, President and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN C.C. FAN	Chairman of the Board, Chief Executive Officer, President and Director (Principal Executive Officer)	March 23, 2018
John C.C. Fan

/s/ JAMES BREWINGTON	Director	March 23, 2018
James Brewington

/s/ DAVID E. BROOK	Director	March 23, 2018
David E. Brook

/s/ MORTON COLLINS	Director	March 23, 2018
Morton Collins

/s/ ANDREW H. CHAPMAN	Director	March 23, 2018
Andrew H. Chapman

/s/ CHI CHIA HSIEH	Director	March 23, 2018
Chi Chia Hsieh

/s/ MICHAEL J. LANDINE	Director	March 23, 2018
Michael J. Landine

/s/ RICHARD A. SNEIDER	Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)	March 23, 2018
Richard A. Sneider