Form 10-Q
period 2018-03-31
KOPIN CORP
filed 2018-05-10
CIK 771266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018

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

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes  ☐   No  ☒
Indicate the number of shares outstanding of each issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 7, 2018
Common Stock, par value $0.01	76,529,535

Kopin Corporation

Part 1. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)
KOPIN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2018	December 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$24,167,900	$24,848,227
Marketable debt securities, at fair value	36,873,595	43,907,457
Accounts receivable, net of allowance of $273,000 in 2018 and $149,000 in 2017	2,457,904	3,955,123
Contract assets - unbilled receivables	2,479,062	704,863
Inventory	3,773,305	5,080,797
Prepaid taxes	102,462	264,352
Prepaid expenses and other current assets	1,155,303	978,677
Total current assets	71,009,531	79,739,496
Property, plant and equipment, net	5,304,135	5,077,043
Goodwill	1,801,988	1,780,247
Intangible assets, net	662,727	883,636
Other assets	4,194,219	3,842,068
Equity investment	3,900,000	—
Total assets	$86,872,600	$91,322,490
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,210,639	$4,918,605
Accrued payroll and expenses	1,920,873	1,636,512
Accrued warranty	599,000	649,000
Contract liabilities - billings in excess of revenue earned	384,073	896,479
Other accrued liabilities	2,106,782	2,066,025
Income tax payable	—	1,416,892
Deferred tax liabilities	523,529	520,000
Total current liabilities	8,744,896	12,103,513
Deferred revenue, net of current portion	262,207	374,171
Asset retirement obligations	280,348	269,877
Other long-term obligations	1,484,713	1,195,082
Stockholders’ equity:
Preferred stock, par value $.01 per share: authorized, 3,000 shares; none issued	—	—
Common stock, par value $.01 per share: authorized, 120,000,000 shares; issued 81,046,313 shares in 2018 and 80,201,313 shares in 2017; outstanding 73,078,783 shares in 2018 and 73,058,783 shares in 2017	775,920	775,720
Additional paid-in capital	332,518,555	331,119,340
Treasury stock (4,513,256 shares in 2018 and 2017, at cost)	(17,238,669)	(17,238,669)
Accumulated other comprehensive income	3,294,916	3,564,779
Accumulated deficit	(242,598,797)	(240,121,901)
Total Kopin Corporation stockholders’ equity	76,751,925	78,099,269
Noncontrolling interest	(651,489)	(719,422)
Total stockholders’ equity	76,100,436	77,379,847
Total liabilities and stockholders’ equity	$86,872,600	$91,322,490

See notes to unaudited condensed consolidated financial statements

KOPIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended
	March 31, 2018	April 1, 2017
Revenues:
Net product revenues	$5,044,809	$3,933,142
Research and development revenues	608,811	444,985
	5,653,620	4,378,127
Expenses:
Cost of product revenues	4,062,191	3,117,357
Research and development	4,451,653	4,281,870
Selling, general and administration	6,931,410	5,641,684
	15,445,254	13,040,911
Loss from operations	(9,791,634)	(8,662,784)
Other income (expense):
Interest income	159,851	233,777
Other income	1,101,255	534,411
Foreign currency transaction gains (losses)	208,608	(1,191,283)
Gain on investments	2,849,816	—
	4,319,530	(423,095)
Loss before (provision) benefit for income taxes and net loss (income) attributable to noncontrolling interest	(5,472,104)	(9,085,879)
Tax benefit	—	1,146,000
Net loss	(5,472,104)	(7,939,879)
Net (income) loss attributable to noncontrolling interest	(64,174)	81,438
Net loss attributable to Kopin Corporation	$(5,536,278)	$(7,858,441)
Net loss per share
Basic and diluted	$(0.08)	$(0.12)
Weighted average number of common shares outstanding
Basic and diluted	73,078,344	64,538,686
See notes to unaudited condensed consolidated financial statements

KOPIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three months ended
	March 31, 2018	April 1, 2017
Net loss	$(5,472,104)	$(7,939,879)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(124,480)	1,597,406
Unrealized holding losses on marketable securities	(136,874)	(11,314)
Reclassification of holding losses in net loss	(4,750)	(1,156)
Other comprehensive (loss) income, net of tax	(266,104)	1,584,936
Comprehensive loss	$(5,738,208)	$(6,354,943)
Comprehensive (income) loss attributable to the noncontrolling interest	(67,933)	58,034
Comprehensive loss attributable to controlling interest	$(5,806,141)	$(6,296,909)
See notes to unaudited condensed consolidated financial statements

KOPIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Kopin Corporation Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance, December 30, 2017	77,572,038	$775,720	$331,119,340	$(17,238,669)	$3,564,779	$(240,121,901)	$78,099,269	$(719,422)	$77,379,847
Stock-based compensation	—	—	1,399,415	—	—	—	1,399,415	—	1,399,415
Vesting of restricted stock	20,000	200	(200)	—	—	—	—	—	—
Other comprehensive (loss) income	—	—	—	—	(269,863)	—	(269,863)	3,759	(266,104)
Adoption of accounting standards (Note 2)	—	—	—	—	—	3,059,382	3,059,382	—	3,059,382
Net loss	—	—	—	—	—	(5,536,278)	(5,536,278)	64,174	(5,472,104)
Balance, March 31, 2018	77,592,038	$775,920	$332,518,555	$(17,238,669)	$3,294,916	$(242,598,797)	$76,751,925	$(651,489)	$76,100,436
See notes to unaudited condensed consolidated financial statements

KOPIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
	March 31, 2018	April 1, 2017
Cash flows from operating activities:
Net loss	$(5,472,104)	$(7,939,879)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	554,967	443,174
Stock-based compensation	1,399,415	1,292,105
Foreign currency (gains) losses	(218,943)	1,190,199
Change in allowance for bad debt	(136,095)	—
Unrealized gain on investments	(2,849,816)	(274,000)
Deferred income taxes	—	(1,168,962)
Other non-cash items	442,691	157,140
Changes in assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	1,461,884	(210,823)
Contract assets	1,124,634	—
Inventory	(198,961)	(249,340)
Prepaid expenses and other current assets	98,008	(22,082)
Accounts payable and accrued expenses	(2,644,054)	10,736
Billings in excess of revenue earned	379,330	152,797
Net cash used in operating activities	(6,059,044)	(6,618,935)
Cash flows from investing activities:
Other assets	(87,632)	(12,346)
Capital expenditures	(553,793)	(297,983)
Proceeds from sale of marketable debt securities	6,909,855	13,519,291
Cash paid for equity investment	(1,000,000)	—
Purchase of marketable debt securities	—	(948,637)
Cash paid for acquisition, net of cash acquired	—	(3,247,397)
Net cash provided by investing activities	5,268,430	9,012,928
Effect of exchange rate changes on cash	110,287	176,578
Net (decrease) increase in cash and cash equivalents	(680,327)	2,570,571
Cash and cash equivalents:
Beginning of period	24,848,227	15,822,495
End of period	$24,167,900	$18,393,066
Supplemental disclosure of cash flow information:
Income taxes paid	$1,429,000	$—
See notes to unaudited condensed consolidated financial statements

KOPIN CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION
The condensed consolidated financial statements of Kopin Corporation (the Company) as of March 31, 2018 and for the three month periods ended March 31, 2018 and April 1, 2017 are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. These condensed consolidated financial statements should be read in conjunction with the Company’s financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 30, 2017. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for any other interim period or for a full fiscal year. The Company reclassified certain prior period amounts to conform to the current period presentation.

2.	ACCOUNTING STANDARDS
Recently Issued Accounting Pronouncements
Leases
In February 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-02 (Topic 842) Leases, which requires lessees to recognize a right-of-use asset and lease liability for most lease arrangements. The new standard is effective for fiscal years beginning after December 15, 2018, with early adoption permitted, and must be adopted using the modified retrospective approach. The Company intends to adopt the standard on the effective date of December 30, 2018. The Company is currently evaluating the potential changes from this ASU to its future financial reporting and disclosures and designing and implementing related processes and controls.
Recently Adopted Accounting Pronouncements
Recognition and Measurement of Financial Assets and Liabilities
The Company adopted ASU No. 2016-01 and the related amendments on December 31, 2017 (the first day of the Company's fiscal year 2018). This standard amends various aspects of the recognition, measurement, presentation, and disclosure of financial instruments. The Company adopted the measurement alternative for equity investments without readily determinable fair values (often referred to as cost method investments) on a prospective basis. As a result, these investments will be revalued upon occurrence of an observable price change for similar investments and for impairments. The Company expects that the adoption of this guidance may have a material effect on its financial statements on an ongoing basis.
Revenue from Contracts with Customers
The Company adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) effective December 31, 2017 and applied the modified retrospective method. The Company recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The Company expects the impact of the adoption of the new standard to be material to the Company's results of operations on an ongoing basis.
Significant Accounting Policies Update
The Company's significant accounting policies are detailed in "Note 1: Summary of Significant Accounting Policies" of our Annual Report on Form 10-K for the year ended December 30, 2017. Significant changes to the Company's accounting policies as a result of adopting Topic 606 are discussed below.
Revenue Recognition
The vast majority of our revenues are from orders received from our customers for the purchase of wearable technology components which can be integrated to create headset systems. We also have development contracts for the design, manufacture and modification of products for the U.S. government or a prime contractor for the U.S. government (“U.S. government”) or for a customer that sells into the industrial or consumer markets. The Company's contracts with the U.S. government are typically subject to the Federal Acquisition Regulations (“FAR”) and are priced based on estimated or actual costs of producing goods. The FAR provides guidance on the types of costs that are allowable in establishing prices for goods provided under U.S. government contracts. The pricing for non-U.S. government contracts is based on the specific negotiations with each customer.

Our fixed-price contracts with the U.S. government may result in revenue recognized in excess of amounts actually billed. We present the in excess of revenues over amounts actually billed as Contract assets on the balance sheet. Amounts billed and due from our customers are classified as receivables on the balance sheet. In some instances, the U.S. government retains a small portion of the contract price until completion of the contract. The portion of the payments retained until final contract settlement is not considered a significant financing component because the intent is to protect the customer. For contracts with the U.S. government, we typically receive interim payments either as work progresses, we achieve certain milestones or based on a schedule in the contract. We recognize a liability for these advance payments in excess of revenue recognized and present it as billings in excess of revenue recognized on the balance sheet. The advanced payment typically is not considered a significant financing component because it is used to meet working capital demands that can be higher in the early stages of a contract and to protect us from the other party failing to adequately complete some or all of its obligations under the contract. For industrial and consumer purchase orders, we typically receive payments within 30 to 60 days of shipments of the product, although for some purchase orders, we may require an advanced payment prior to shipment of the product.
To determine the proper revenue recognition method for complex contracts with the same customer, we evaluate whether two or more contracts should be combined and accounted for as one single contract and whether the combined or single contract should be accounted for as more than one performance obligation. This evaluation requires significant judgment and the decision to combine a group of contracts or separate the combined or single contract into multiple performance obligations could change the amount of revenue and profit recorded in a given period. For most of our development contracts and contracts with the U.S government, the customer contracts with us to provide a significant service of integrating a set of components into a single unit. Hence, the entire contract is accounted for as one performance obligation. Less common, however, we may promise to provide distinct goods or services within a contract in which case we separate the contract into more than one performance obligation. If a contract is separated into more than one performance obligation, we allocate the total transaction price to each performance obligation in an amount based on the estimated relative standalone selling prices of the promised goods or services underlying each performance obligation. In cases where we sell standard products, the observable standalone sales are used to determine the standalone selling price.
The Company recognizes revenue from a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. For certain contracts that meet the foregoing requirements, primarily international direct commercial and military sale contracts, we recognize revenue once we have obtained all regulatory approvals.
Commencing in 2018 for certain contracts with the U.S. government, the Company recognizes revenue over time as we perform because of continuous transfer of control to the customer and the lack of an alternative use for the product. The continuous transfer of control to the customer is supported by liability clauses in the contract that allow the U.S. government to unilaterally terminate the contract for convenience, pay us for costs incurred plus a reasonable profit and take control of any work in process. For contracts with commercial customers while the contract may have similar liability clause our products historically have an alternative use and thus, revenue is recognized at a point in time.
In situations where control transfers over time, revenue is recognized based on the extent of progress towards completion of the performance obligation. We generally use the cost-to-cost approach to measure the extent of progress towards completion of the performance obligation for our contracts because we believe it best depicts the transfer of assets to the customer which occurs as we incur costs on our contracts. Under the cost-to-cost measure approach, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Revenues are recorded proportionally as costs are incurred.
Accounting for design, development and production contracts requires judgment relative to assessing risks, estimating contract revenues and costs, and making assumptions for schedule and technical issues. Due to the size and nature of the work required to be performed on many of our contracts, the estimation of total revenue and cost at completion is complicated and subject to many variables. Contract costs include material, labor and subcontracting costs, as well as an allocation of indirect costs. We have to make assumptions regarding the number of labor hours required to complete a task, the complexity of the work to be performed, the availability and cost of materials, and performance by our subcontractors. For contract change orders, claims or similar items, we apply judgment in estimating the amounts and assessing the potential for realization. These amounts are only included in contract value when they can be reliably estimated and realization is considered probable. If our estimate of total contract costs or our determination of whether the customer agrees that a milestone is achieved is incorrect, our revenue could be overstated or understated and the profits or loss reported could be wrong.
For our commercial customers, the Company's revenue is recognized when obligations under the terms of a contract with our customer is satisfied; generally this occurs with the transfer of control of the Company's products or services. Revenue is recorded as the amount of consideration we expect to receive in exchange for transferring goods or providing services.

Provisions for product returns and allowances are recorded in the same period as the related revenues. We analyze historical returns, current economic trends and changes in customer demand and acceptance of product when evaluating the adequacy of sales returns and other allowances. Certain product sales are made to distributors under agreements allowing for a limited right of return on unsold products. Sales to distributors are primarily made for sales to the distributors' customers and not for stocking of inventory. We delay revenue recognition for our estimate of distributor claims of right of return on unsold products based upon our historical experience with our products and specific analysis of amounts subject to return based upon discussions with our distributors or their customers. Sales, value add and other taxes we collect concurrent with revenue-producing activities are excluded from revenue.
The rights and benefits to the Company's intellectual property are conveyed to certain customers through technology license agreements. These agreements may include other performance obligations including the sale of product to the customer. When the license is distinct from other obligations in the agreement, the Company treats the license and other performance obligations as separate performance obligations. Accordingly, the license is recognized at a point in time or over time based on the standalone selling price. The sale of materials are recognized at a point in time, which occurs with the transfer of control of the Company's products or services. In certain instances, the Company is entitled to sales-based royalties under license agreements. These sales-based royalties are recognized when they are earned.
The cumulative effect of the changes made to the Company's consolidated December 31, 2017 balance sheet for the adoption of ASU 2014-09, Revenue from Contracts with Customers (Topic 606) was as follows:

Balance Sheet	Balance at December 30, 2017	Adjustments due to ASC 606	Balance at December 31, 2017
Assets
Contract assets and unbilled receivables	$704,863	$2,850,274	$3,555,137
Inventory	5,080,797	(1,082,629)	3,998,168
Other assets	3,842,068	400,000	4,242,068

Liabilities
Contract liabilities and billings in excess of revenue earned	896,479	(891,737)	4,742

Stockholders’ equity
Accumulated Deficit	$(240,121,901)	$3,059,382	$(237,062,519)

In accordance with the new revenue standard requirements, the impact of adoption on the Company's condensed consolidated statement of operations and condensed balance sheets was as follows:

	For the period ended March 31, 2018
Statement of Operations	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)
Net product revenues	$5,044,809	$6,505,343	$(1,460,534)
Research and development revenues	608,811	695,355	(86,544)
Cost of product revenues	4,062,191	5,069,765	(1,007,574)
Net loss attributable to the controlling interest	$(5,536,278)	$(4,996,773)	$(539,505)

	For the period ended March 31, 2018
Balance Sheet	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)
Assets
Contract assets and unbilled receivables	$2,479,062	$1,089,322	$1,389,740
Inventory	3,773,305	3,848,359	(75,054)
Other assets	4,194,219	3,794,219	400,000

Liabilities
Contract liabilities and billings in excess of revenue earned	384,073	1,189,266	(805,193)

Stockholders’ equity
Accumulated deficit	$(242,598,797)	$(245,082,132)	$2,483,335
See Note 11. Segments and Disaggregation of Revenue for additional information regarding the disaggregation of the Company's revenue by major source and the Company's updated accounting policy for revenue recognition.
Contract Assets
Contract assets include unbilled amounts typically resulting from sales under contracts when the cost-to-cost method of revenue recognition is utilized and revenue recognized exceeds the amount billed to the customer, and right to payment is not just subject to the passage of time. Amounts may not exceed their net realizable value. Contract assets are generally classified as current. The Company classifies the noncurrent portion of contract assets under other assets in its condensed consolidated balance sheets.
Contract Liabilities
Contract liabilities consist of advance payments and billings in excess of cost incurred and deferred revenue.
Remaining Performance Obligations
Remaining performance obligations represent the transaction price of firm orders for which work has not been performed and excludes unexercised contract options and potential orders under ordering-type contracts (e.g., indefinite-delivery, indefinite-quantity ("IDIQ")). As of March 31, 2018, the aggregate amount of the transaction price allocated to remaining performance obligations was $2.7 million. The Company expects to recognize revenue on the remaining performance obligations over the next 12 months.

3.	CASH AND CASH EQUIVALENTS AND MARKETABLE SECURITIES
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

The Company uses the specific identification method as a basis for determining cost and calculating realized gains and losses with respect to marketable debt securities. The gross gains and losses realized related to sales and maturities of marketable debt securities were not material during the three months ended March 31, 2018 and the year ended December 30, 2017.
Investments in available-for-sale marketable debt securities are as follows at March 31, 2018 and December 30, 2017

	Amortized Cost		Unrealized Losses		Fair Value
	2018	2017	2018	2017	2018	2017
U.S. government and agency backed securities	$29,821,596	$35,014,593	$(403,318)	$(288,782)	$29,418,278	$34,725,811
Corporate debt	7,270,853	8,988,608	(15,426)	(7,702)	7,255,427	8,980,906
Certificates of deposit	200,000	201,000	(110)	(260)	199,890	200,740
Total	$37,292,449	$44,204,201	$(418,854)	$(296,744)	$36,873,595	$43,907,457
The contractual maturity of the Company’s marketable debt securities is as follows at March 31, 2018:

	Less than One year	One to Five years	Greater than Five years	Total
U.S. government and agency backed securities	$16,970,998	$11,498,340	$948,940	$29,418,278
Corporate debt	1,041,720	6,213,707	—	7,255,427
Certificates of deposit	199,890	—	—	199,890
Total	$18,212,608	$17,712,047	$948,940	$36,873,595
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
The Company further estimates the amount of OTTI resulting from a decline in the creditworthiness of the issuer (credit-related OTTI) and the amount of non credit-related OTTI. Non credit-related OTTI can be caused by such factors as market illiquidity. Credit-related OTTI is recognized in earnings while non credit-related OTTI on securities not expected to be sold is recognized in other comprehensive income (loss). The Company did not record OTTI for the three months ended March 31, 2018 and April 1, 2017.

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
The following table details the fair value measurements of the Company’s financial assets:

		Fair Value Measurement March 31, 2018 Using:
	Total	Level 1	Level 2	Level 3
Cash and Cash Equivalents	$24,167,900	$24,167,900	$—	$—
U.S. Government Securities	29,418,278	3,987,510	25,430,768	—
Corporate Debt	7,255,427	—	7,255,427	—
Certificates of Deposit	199,890	—	199,890	—
GCS Holdings	459,108	459,108	—	—
Equity Investment	3,900,000	—	—	3,900,000
Warrant	1,949,816	—	—	1,949,816
	$67,350,419	$28,614,518	$32,886,085	$5,849,816

		Fair Value Measurement December 30, 2017 Using:
	Total	Level 1	Level 2	Level 3
Cash and Cash Equivalents	$24,848,227	$24,848,227	$—	$—
U.S. Government Securities	34,725,811	6,927,323	27,798,488	—
Corporate Debt	8,980,906	—	8,980,906	—
Certificates of Deposit	200,740	—	200,740	—
GCS Holdings	478,546	478,546	—	—
Warrant	2,000,000	—	—	2,000,000
	$71,234,230	$32,254,096	$36,980,134	$2,000,000
Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur. Changes in Level 3 investments are as follows:

	December 30, 2017	Net unrealized gains/(losses)	Purchases, issuances and settlements	Transfers in and or out of Level 3	March 31, 2018
Equity Investments	$—	$—	$3,900,000	$—	$3,900,000
Warrant	2,000,000	(50,184)	—	—	1,949,816
	$2,000,000	$(50,184)	$3,900,000	$—	$5,849,816
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value because of their short-term nature. If accrued liabilities were carried at fair value, these would be classified as Level 2 in the fair value hierarchy.
Marketable Debt Securities
The corporate debt consists of floating rate notes with a maturity that is over multiple years but has interest rates that are reset every three months based on the then-current three-month London Interbank Offering Rate (three-month Libor). The Company validates the fair market values of the financial instruments above by using discounted cash flow models, obtaining independent pricing of the securities or through the use of a model that incorporates the three-month Libor, the credit default swap rate of the issuer and the bid and ask price spread of the same or similar investments which are traded on several markets.
Warrant
The Company has a warrant to acquire up to 15% of the next round of equity offered by a customer as part of the licensing of technology to the customer. The Company used the customer's capital structure, pricing of the shares being offered and the warrant from the customer's qualified financing round in determining the value of its warrant as of March 31, 2018. The Company exercised the warrant in April 2018.
Equity Investment
The Company acquired an interest in an equity investment by transferring $1.0 million cash and certain intellectual property ("IP") in exchange for shares of common stock in the equity investment. The Company used the pricing of the shares being offered to other investors receiving shares of common stock in the same investment as well as a valuation if the IP to determine the value of its equity interest. As the value of the equity investment was determined to be $3.9 million and the carrying value of the IP on the Company’s books was zero, the Company recorded a gain of $2.9 million. The Company adopted ASU No. 2016-01 and the related amendments on December 31, 2017 (the first day of the Company's fiscal year 2018). This standard amends various aspects of the recognition, measurement, presentation, and disclosure of financial instruments. The Company adopted the measurement alternative for equity investments without readily determinable fair values (often referred to as cost method investments) on a prospective basis. As a result, these investments will be revalued upon occurrence of an observable price change for similar investments and for impairments.

5.	INVENTORY
Inventories are stated at standard cost adjusted to approximate the lower of cost (first-in, first-out method) or net realizable value and consist of the following at March 31, 2018 and December 30, 2017:

	March 31, 2018	December 30, 2017
Raw materials	$1,818,727	$2,070,153
Work-in-process	1,335,951	1,829,805
Finished goods	618,627	1,180,839
	$3,773,305	$5,080,797

6.	NET LOSS PER SHARE
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
The following were not included in weighted-average common shares outstanding-diluted because they are anti-dilutive or performance conditions have not been met at the end of the period:

	Three Months Ended
	March 31, 2018	April 1, 2017
Non-vested restricted common stock	3,454,274	3,067,674

7.	STOCKHOLDERS' EQUITY AND STOCK-BASED COMPENSATION
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

Restricted stock activity was as follows:

	Shares	Weighted Average Grant Fair Value
Balance, December 30, 2017	2,629,274	$3.31
Granted	1,405,000	2.17
Forfeited	(560,000)	4.15
Vested	(20,000)	4.22
Balance, March 31, 2018	3,454,274	$2.71
On December 31, 2017, the Company amended the employment agreement with our CEO Dr. John Fan to expire on December 31, 2020 and as part of the amendment issued restricted stock grants. Of the restricted stock grants issued to Dr. Fan, 640,000 shares will vest upon the first 20 consecutive trading day period following the grant date during which the Company's common stock trades at a price equal to or greater than $5.25, 150,000 shares will vest at the end of the first 20 consecutive trading day period following the grant date during which the Company’s common stock trades at a price per share equal to or greater than $6.00, and 150,000 shares will vest at the end of the first 20 consecutive trading day period following the grant date during which the Company’s common stock trades at a price per share equal to or greater than $7.00. All of the grants are subject to certain acceleration events and expire on December 31, 2020. The total fair value of these awards on December 31, 2017 was $1.7 million. The value of restricted stock grants that vest based on market conditions is computed on the date of grant using the Monte Carlo model with the following assumptions:

	For the period ended March 31, 2018
Performance price target	$5.25	$6.00	$7.00
Expected volatility	48.3%	48.3%	48.3%
Interest rate	1.97%	1.97%	1.97%
Expected life (years)	3	3	3
Dividend yield	—%	—%	—%
Stock-Based Compensation
The following table summarizes stock-based compensation expense within each of the categories below as it relates to non-vested restricted common stock awards for the three months ended March 31, 2018 and April 1, 2017 (no tax benefits were recognized):

	Three Months Ended
	March 31, 2018	April 1, 2017
Cost of product revenues	$110,226	$104,092
Research and development	274,316	218,558
Selling, general and administrative	1,014,873	969,455
Total	$1,399,415	$1,292,105
Unrecognized compensation expense for non-vested restricted common stock as of March 31, 2018 totaled $7.7 million and is expected to be recognized over a weighted average period of approximately two years.

8.	EQUITY INVESTMENTS
The Company acquired equity interest in a company in the first quarter of 2018. The Company made a $1.0 million capital contribution during the three months ended March 31, 2018. The Company also contributed certain intellectual property. As of March 31, 2018, the Company owned 12.5% interest in this investment and the carrying value of the Company's investment is $3.9 million.

9.	ACCRUED WARRANTY
The Company typically warrants its products against defect for 12 to 15 months, however, for certain products a customer may purchase an extended warranty. A provision for estimated future costs and estimated returns for credit relating to such warranty is recorded in the period when product is shipped and revenue recognized, and is updated as additional information becomes available. The Company’s estimate of future costs to satisfy warranty obligations is based primarily on historical warranty expense experienced and a provision for potential future product failures. Changes in the accrued warranty for the three months ended March 31, 2018 are as follows:

Balance, December 30, 2017	$649,000
Additions	64,000
Claims	(114,000)
Balance, March 31, 2018	$599,000
Extended Warranties
Deferred revenue represents the purchase of extended warranties by the Company's customers. The Company recognizes revenue from an extended warranty on the straight-line method over the life of the extended warranty, which is typically 12 to 15 months beyond the standard 12-month warranty. The Company classifies the current portion of deferred revenue under other accrued liabilities in its condensed consolidated balance sheets. The Company currently has $0.7 million of deferred revenue related to extended warranties.

10.	INCOME TAXES
The Company did not record a tax provision for the three months ended March 31, 2018. The Company’s tax provision of approximately $1.1 million for the three months ended April 1, 2017, represents the net benefit of $0.1 million for foreign income taxes including interest income on intercompany loans, uncertain tax positions and a benefit for the net reduction in estimated foreign withholding. In addition, as a result of the acquisition of NVIS, Inc. in the first quarter of 2017, we recognized $1.1 million of deferred tax liabilities which provides evidence of recoverability of our net deferred tax assets that previously carried a full valuation allowance. We reduced the valuation allowance on our net deferred tax assets in the amount of $1.1 million and such reduction was recognized as a benefit for income taxes for the three months ended April 1, 2017. As of March 31, 2018, the Company has available for tax purposes U.S. federal NOLs of approximately $170.0 million expiring 2022 through 2037. The Company has recognized a full valuation allowance on its domestic and certain foreign net deferred tax assets due to the uncertainty of realization of such assets.
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
The Company has concluded that it does not maintain its permanent reinvestment assertion with regard to the unremitted earnings of its Korean subsidiary. As such, it accrues U.S. tax for the possible future repatriation of these unremitted foreign earnings. If the Company were to repatriate these earnings, it expects to have foreign withholding at a rate of 16.5% and does not expect any taxes to be paid in the U.S when repatriated as it currently is expected to be a return of capital.

11.	GOODWILL AND INTANGIBLES
A rollforward of the Company's goodwill by segment is as follows:

	Kopin	Industrial	Total
Balance, December 30, 2017	$891,683	$888,564	$1,780,247
Change due to exchange rate fluctuations	21,741	—	21,741
Balance, March 31, 2018	$913,424	$888,564	$1,801,988
The Company recognized $0.2 million of amortization expense for the three months ended March 31, 2018 and April 1, 2017 related to intangible assets. At March 31, 2018 and December 30, 2017, the Company's intangible assets include customer relationships, developed technology and a trade name, which had a total carrying value of $2.5 million, total accumulated amortization of $1.8 million and $1.6 million, respectively, and a total net book value of $0.7 million and $0.9 million, respectively. The intangibles have a remaining life of less than 1 year as of March 31, 2018.

12.     CONTRACT ASSETS AND LIABILITIES
Net contract assets (liabilities) consisted of the following:

	March 31, 2018	December 30, 2017	$ Change	% Change
Contract assets—current	$2,479,062	$704,863	$1,774,199	252%
Contract assets—noncurrent	400,000	—	400,000	—%
Contract liabilities—current	(384,073)	(896,479)	512,406	(57)%
Contract liabilities—noncurrent	(262,207)	(374,171)	111,964	(30)%
Net contract assets (liabilities)	$2,232,782	$(565,787)	$2,798,569	(495)%
The $2.8 million increase in the Company's net contract assets (liabilities) from December 30, 2017 to March 31, 2018 was primarily due to the adoption of Topic 606. The Company did not recognize impairment losses on our contract assets in the first quarters of 2018 and 2017.
13.     SEGMENTS AND DISAGGREGATION OF REVENUE
The Company’s chief operating decision maker is its Chief Executive Officer. The Company has determined it has two reportable segments, Industrial, which includes the operations that develop and manufacture its reflective display products and virtual reality systems for test and simulation products, and Kopin, which includes the operations that develop and manufacture its other products.
As noted in Note 2. Accounting Standards, effective December 31, 2017, the Company adopted the requirements of Topic 606 using the modified retrospective method. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

Segment financial results were as follows:

	Three months ended
Total Revenue (in thousands)	March 31, 2018	April 1, 2017
Kopin	$2,997	$2,959
Industrial	2,657	1,419
Eliminations	—	—
Total	$5,654	$4,378

	Three months ended
Total Intersegment Revenue (in thousands)	March 31, 2018	April 1, 2017
Kopin	$—	$—
Industrial	—	—
Total	$—	$—

	Three months ended
Net Loss Attributable to the Controlling Interest (in thousands)	March 31, 2018	April 1, 2017
Kopin	$(5,990)	$(7,911)
Industrial	310	53
Eliminations	144	—
Total	$(5,536)	$(7,858)

	Three months ended
Intersegment Loss Attributable to the Controlling Interest (in thousands)	March 31, 2018	April 1, 2017
Kopin	$—	$—
Industrial	(144)	—
Total	$(144)	$—

Total Assets (in thousands)	March 31, 2018	December 30, 2017
Kopin	$80,742	$82,707
Industrial	6,131	8,615
Total	$86,873	$91,322
Total long-live assets by country for the fiscal years ended March 31, 2018 and December 30, 2017 were as follows:

Total Long-lived Assets (in thousands)	March 31, 2018	December 30, 2017
U.S.	$2,352	$2,456
United Kingdom	186	192
China	487	338
Japan	193	206
Korea	2,086	1,885
Total	$5,304	$5,077
We disaggregate our revenue from contracts with customers by geographic location and by display application, as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.

During the three months ended March 31, 2018 and April 1, 2017, the Company derived its sales from the following geographies:

	Three Months Ended March 31, 2018
	Kopin		Industrial		Total
(In thousands, except percentages)	Revenue	% of Total	Revenue	% of Total	Revenue	% of Total
United States	$2,209	39%	$1,388	25%	$3,597	64%
Other	2	—	4	—	6	—
Americas	2,211	39	1,392	25	3,603	64
Asia-Pacific	480	8	693	12	1,173	21
Europe	306	5	569	10	875	15
Middle East	—	—	3	—	3	—
Total Revenues	$2,997	53%	$2,657	47%	$5,654	100%

	Three Months Ended April 01, 2017
	Kopin		Industrial		Total
(In thousands, except percentages)	Revenue	% of Total	Revenue	% of Total	Revenue	% of Total
United States	$1,958	45%	$207	5%	$2,165	49%
Asia-Pacific	592	14	635	15	1,227	28
Europe	409	9	577	13	986	23
Total Revenues	$2,959	68%	$1,419	32%	$4,378	100%
During the three months ended March 31, 2018 and April 1, 2017, the Company derived its sales from the following display applications:

	Three Months Ended March 31, 2018			Three Months Ended April 01, 2017
(In thousands)	Kopin	Industrial	Total	Kopin	Industrial	Total
Military	$798	$1,486	$2,284	$854	$483	$1,337
Industrial	748	1,011	1,759	586	904	1,490
Consumer	891	—	891	645	—	645
R&D	560	49	609	445	—	445
Other	—	111	111	429	32	461
Total Revenues	$2,997	$2,657	$5,654	$2,959	$1,419	$4,378

14.	LITIGATION
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

On October 11, 2016, the Company filed its Answer and Affirmative Defenses. The parties are in the midst of discovery, with the close of discovery currently set for July 2, 2018. A trial date has not yet been set by the Court. The Company has not concluded a loss from this matter is probable; therefore, we have not recorded an accrual for litigation or claims related to this matter for the period ended March 31, 2018. The Company will continue to evaluate information as it becomes known and will record an estimate for losses at the time or times when it is both probable that a loss has been incurred and the amount of the loss is reasonably estimable.
15.     RELATED PARTY TRANSACTIONS
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
During the three month periods ended March 31, 2018, the Company had the following transactions with related parties:

	Three Months Ended
	March 31, 2018		April 1, 2017
	Sales	Purchases	Sales	Purchases
Goertek	$—	$220,004	$—	$9,000
RealWear, Inc.	251,351	—	62,000	—
	$251,351	$220,004	$62,000	$9,000
The Company had the following receivables and payables with related parties:

	March 31, 2018		December 30, 2017
	Receivables	Payables	Receivables	Payables
Goertek	$—	$118,418	$—	$326,877
RealWear, Inc.	293,071	—	414,635	—
	$293,071	$118,418	$414,635	$326,877

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995, including, without limitation, statements made relating to our expectation that we will have negative cash flow from operating activities in 2018; our intention to continue to pursue U.S. government development contracts for applications that relate to our commercial product applications; our belief that it is important to retain personnel with experience and expertise relevant to our business; our belief that it is important to invest in research and development to achieve profitability even during periods when we are not profitable; our belief that the technical nature of our products and markets demands a commitment to close relationships with our customers; our belief that our wearable technology will be embraced by consumers and commercial users; our belief that our ability to develop and expand our wearable technologies and to market and license our concept systems and components will be critical for our revenue growth, positive cash flow, and profitability; our belief that a strengthening of the U.S. dollar could increase the price of our products in foreign markets; our expectation that the impact of the adoption of the new standard, ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), will be material to the Company's revenues on an ongoing basis; our belief that our future success will depend primarily upon the technical expertise, creative skills and management abilities of our officers and key employees rather than on patent ownership; our belief that our extensive portfolio of patents, trade secrets and non-patented know-how provides us with a competitive advantage in the wearable technologies market; our expectation not to pay cash dividends for the foreseeable future and to retain earnings for the development of our businesses; our expectation that we will expend between $2.0 million and $3.0 million on capital expenditures over the next twelve months; our belief that our available cash resources will support our operations and capital needs for at least the next twelve months; our expectation that we will incur taxes based on our foreign operations in 2018; our expectation that we will have a state tax provision in 2018; our statement that we do not have no plans to repatriate the cash and marketable debt securities held in our foreign subsidiaries; our expectation that we would have foreign withholding at a rate of 16.5% if we were to repatriate foreign earnings from our Korean subsidiary and that no taxes would be paid in the U.S. upon repatriation as we currently expect such foreign earnings to be a return of capital; and our belief that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations, and cash flows should not be material. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industries in which we operate, management's beliefs, and assumptions made by management. In addition, other written or oral statements, which constitute forward-looking statements, may be made by or on behalf of us. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “could,” “seeks,” “estimates,” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements, whether as a result of new information, future events or otherwise. Factors that could cause or contribute to such differences in outcomes and results include, but are not limited to, those discussed below in Item 1A and those set forth in our other periodic filings filed with the Securities and Exchange Commission. Except as required by law, we do not intend to update any forward-looking statements even if new information becomes available or other events occur in the future.
Overview
We were incorporated in Delaware in 1984 and are a leading inventor, developer, manufacturer and seller of technologies, components and systems for the smart headset wearable, military, thermal imager, 3D optical inspection system and training and simulation markets.
We adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) effective December 31, 2017 (the first day of the our fiscal year 2018) and applied the modified retrospective method. This update is discussed in the notes to the unaudited condensed consolidation financial statements within Item 1 of this Form 10-Q. All amounts and disclosures set forth in this Form 10-Q reflect these changes.
The following discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended December 30, 2017 and our unaudited condensed consolidated financial statements included in this Form 10-Q.
Critical Accounting Policies Update
Our consolidated financial statements are based on the application of U.S. Generally Accepted Accounting Principles ("GAAP"), which require us to make estimates and assumptions about future events that affect the amounts reported in our unaudited consolidated financial statements and the accompanying notes. Further detail regarding our critical accounting policies can be found in “Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 30, 2017. Significant changes to our critical accounting policies as a result of adoption Topic 606 are discussed below:

Revenue Recognition
The vast majority of our revenues are from orders received from our customers for the purchase of wearable technology components which can be integrated to create headset systems. We also have development contracts for the design, manufacture and modification of products for the U.S. government or a prime contractor for the U.S. government (“U.S. government”) or for a customer that sells into the industrial or consumer markets. The Company's contracts with the U.S. government are typically subject to the Federal Acquisition Regulations (“FAR”) and are priced based on estimated or actual costs of producing goods. The FAR provides guidance on the types of costs that are allowable in establishing prices for goods provided under U.S. government contracts. The pricing for non-U.S. government contracts is based on the specific negotiations with each customer.
Our fixed-price contracts with the U.S. government may result in revenue recognized in excess of amounts actually billed. We present the in excess of revenues over amounts actually billed as Contract assets on the balance sheet. Amounts billed and due from our customers are classified as receivables on the balance sheet. In some instances, the U.S. government retains a small portion of the contract price until completion of the contract. The portion of the payments retained until final contract settlement is not considered a significant financing component because the intent is to protect the customer. For contracts with the U.S. government, we typically receive interim payments either as work progresses, we achieve certain milestones or based on a schedule in the contract. We recognize a liability for these advance payments in excess of revenue recognized and present it as billings in excess of revenue recognized on the balance sheet. The advanced payment typically is not considered a significant financing component because it is used to meet working capital demands that can be higher in the early stages of a contract and to protect us from the other party failing to adequately complete some or all of its obligations under the contract. For industrial and consumer purchase orders, we typically receive payments within 30 to 60 days of shipments of the product, although for some purchase orders, we may require an advanced payment prior to shipment of the product.
To determine the proper revenue recognition method for complex contracts with the same customer, we evaluate whether two or more contracts should be combined and accounted for as one single contract and whether the combined or single contract should be accounted for as more than one performance obligation. This evaluation requires significant judgment and the decision to combine a group of contracts or separate the combined or single contract into multiple performance obligations could change the amount of revenue and profit recorded in a given period. For most of our development contracts and contracts with the U.S government, the customer contracts with us to provide a significant service of integrating a set of components into a single unit. Hence, the entire contract is accounted for as one performance obligation. Less common, however, we may promise to provide distinct goods or services within a contract in which case we separate the contract into more than one performance obligation. If a contract is separated into more than one performance obligation, we allocate the total transaction price to each performance obligation in an amount based on the estimated relative standalone selling prices of the promised goods or services underlying each performance obligation. In cases where we sell standard products, the observable standalone sales are used to determine the standalone selling price.
The Company recognizes revenue from a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. For certain contracts that meet the foregoing requirements, primarily international direct commercial and military sale contracts, we recognize revenue once we have obtained all regulatory approvals.
Commencing in 2018 for certain contracts with the U.S. government, the Company recognizes revenue over time as we perform because of continuous transfer of control to the customer and the lack of an alternative use for the product. The continuous transfer of control to the customer is supported by liability clauses in the contract that allow the U.S. government to unilaterally terminate the contract for convenience, pay us for costs incurred plus a reasonable profit and take control of any work in process. For contracts with commercial customers while the contract may have similar liability clause our products historically have an alternative use and thus, revenue is recognized at a point in time.
In situations where control transfers over time, revenue is recognized based on the extent of progress towards completion of the performance obligation. We generally use the cost-to-cost approach to measure the extent of progress towards completion of the performance obligation for our contracts because we believe it best depicts the transfer of assets to the customer which occurs as we incur costs on our contracts. Under the cost-to-cost measure approach, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Revenues are recorded proportionally as costs are incurred.
Accounting for design, development and production contracts requires judgment relative to assessing risks, estimating contract revenues and costs, and making assumptions for schedule and technical issues. Due to the size and nature of the work required to be performed on many of our contracts, the estimation of total revenue and cost at completion is complicated and subject to many variables. Contract costs include material, labor and subcontracting costs, as well as an allocation of indirect costs. We have to make assumptions regarding the number of labor hours required to complete a task, the complexity of the work to be performed, the availability and cost of materials, and performance by our subcontractors. For contract change orders, claims or similar items, we apply judgment in estimating the amounts and assessing the potential for realization. These amounts are only included in contract value when they can be reliably estimated and realization is considered probable. If our estimate of total contract costs or our determination of whether the customer agrees that a milestone is achieved is incorrect, our revenue could be overstated or understated and the profits or loss reported could be wrong.
For our commercial customers, the Company's revenue is recognized when obligations under the terms of a contract with our customer is satisfied; generally this occurs with the transfer of control of the Company's products or services. Revenue is recorded as the amount of consideration we expect to receive in exchange for transferring goods or providing services. Provisions for product returns and allowances are recorded in the same period as the related revenues. We analyze historical returns, current economic trends and changes in customer demand and acceptance of product when evaluating the adequacy of sales returns and other allowances. Certain product sales are made to distributors under agreements allowing for a limited right of return on unsold products. Sales to distributors are primarily made for sales to the distributors' customers and not for stocking of inventory. We delay revenue recognition for our estimate of distributor claims of right of return on unsold products based upon our historical experience with our products and specific analysis of amounts subject to return based upon discussions with our distributors or their customers. Sales, value add and other taxes we collect concurrent with revenue-producing activities are excluded from revenue.
The rights and benefits to the Company's intellectual property are conveyed to certain customers through technology license agreements. These agreements may include other performance obligations including the sale of product to the customer. When the license is distinct from other obligations in the agreement, the Company treats the license and other performance obligations as separate performance obligations. Accordingly, the license is recognized at a point in time or over time based on the standalone selling price. The sale of materials are recognized at a point in time, which occurs with the transfer of control of the Company's products or services. In certain instances, the Company is entitled to sales-based royalties under license agreements. These sales-based royalties are recognized when they are earned.
We have three sources of revenues: product revenues, which are our primary source of revenues, research and development ("R&D") revenues primarily from development contracts with agencies or prime contractors of the U.S. government and commercial enterprises and license revenues from our reference designs.
 Results of Operations
As described in our "Forward-Looking Statements" on page 23 of this Form 10-Q, our interim period results of operations and period-to-period comparisons of such results may not be indicative of our future operating results. Additionally, we use a fiscal calendar, which may result in differences in the number of work days in the current and comparable prior interim period and could affect period-to-period comparisons. The following discussions of comparative results among periods, including the discussion of segment results, should be viewed in this context.
Revenues.   For the three months ended March 31, 2018 and April 1, 2017, our revenues by display application, which include product sales and amounts earned from research and development contracts, were as follows:

	Three Months Ended
(In thousands)	March 31, 2018	April 1, 2017
Military	$2,284	$1,337
Industrial	1,759	1,490
Consumer	891	645
R&D	609	445
Other	111	461
Total Revenues	$5,654	$4,378
Sales of our products for Military Applications includes systems used by the military both in the field and for training and simulation. The increase in Military Application revenues in the three months ended March 31, 2018 as compared to the three months ended April 1, 2017 is primarily due incremental revenue from our subsidiary NVIS, Inc. of $1.3 million, which was acquired in March 2017.
Industrial Applications revenue represents customers who purchase our display products for use in headsets used for applications in public safety and 3D metrology equipment. Our 3D metrology customers are primarily located in Asia and

Asian contract manufacturers represent a significant market for 3D metrology equipment. The increase in sales to industrial customers for the three months ended March 31, 2018 as compared to April 1, 2017 was driven by an increase in sales to customers who use our display components in industrial headsets and customers that use our displays in 3D metrology equipment.
Sales of our display for Consumer applications is primarily for the use in drone racing headsets.
R&D revenues increased in the three months ended March 31, 2018 as compared to the three months ended April 1, 2017 primarily due to funding for U.S. military programs including the Family of Weapon Sights ("FWS") program.
Historically, we have recognized revenue in the period when we have shipped units of products. For the fiscal year 2018, we adopted Topic 606 and certain revenues are being recorded on the percentage of completion method using a cost-to-cost approach. Prior to the adoption of Topic 606 we believe we would have recorded approximately $4.1 million as revenue however, with our adoption of Topic 606 the approximately $4.1 million was recognized as part of the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The Company expects the impact of the adoption of the new standard to be material to the Company's revenues on an ongoing basis.
International sales represented 37% and 51% of product revenues for the three months ended March 31, 2018 and April 1, 2017, respectively. Our international sales are primarily denominated in U.S. currency. Consequently, a strengthening of the U.S. dollar could increase the price in local currencies of our products in foreign markets and make our products relatively more expensive than competitors' products that are denominated in local currencies, leading to a reduction in sales or profitability in those foreign markets. We have not taken any protective measures against exchange rate fluctuations, such as purchasing hedging instruments with respect to such fluctuations, because of the historically stable exchange rate between the British Pound Sterling and the U.S. dollar. Foreign currency translation impact on our results, if material, is described in further detail under "Item 3. Quantitative and Qualitative Disclosures About Market Risk" section below.

Cost of Product Revenues. Cost of product revenues, which is comprised of materials, labor and manufacturing overhead related to the production of our products for the three months ended March 31, 2018 and April 1, 2017 were as follows:

	Three Months Ended
(In thousands, except for percentages)	March 31, 2018	April 1, 2017
Cost of product revenues	$4,062	$3,117
Cost of product revenues as a % of net product revenues	80.5%	79.3%
Cost of product revenues was relatively consistent as a percentage of net product revenues in the three months ended March 31, 2018 as compared to the three months ended April 1, 2017. The increase in cost of sales for the three months ended March 31, 2018 as compared to April 1, 2017 was due to lower utilization in one of our facilities partially offset by the increase in Military revenues which have higher gross margins as compared to our other products.
Research and Development. R&D expenses are incurred in support of internal display development programs or programs funded by agencies or prime contractors of the U.S. government and commercial partners. R&D costs include staffing, purchases of materials and laboratory supplies, circuit design costs, fabrication and packaging of display products, and overhead. In fiscal year 2018, we expect our R&D expenditures to be related to our display products, overlay weapon sights and Kopin Wearable technologies. Funded and internal R&D expense are combined in research and development expenses in the statement of operations. R&D expenses for the three months ended March 31, 2018 and April 1, 2017 were as follows:

	Three Months Ended
(In thousands)	March 31, 2018	April 1, 2017
Funded	$853	$852
Internal	3,599	3,429
Total research and development expense	$4,452	$4,281

Funded R&D expense for the three months ended March 31, 2018 was relatively consistent as compared to the prior year. For the three months ended March 31, 2018, internal R&D increased as compared to prior period primarily due to an increase in spending for wearable technology. We expect to incur significant development costs in fiscal year 2018 to commercialize wearable technology and develop military products.
Selling, General and Administrative.   Selling, general and administrative ("S,G&A") expenses consist of the expenses incurred by our sales and marketing personnel and related expenses, and administrative and general corporate expenses. S,G&A expenses for the three months ended March 31, 2018 and April 1, 2017 were as follows:

	Three Months Ended
(In thousands, except for percentages)	March 31, 2018	April 1, 2017
Selling, general and administration expense	$6,931	$5,642
Selling, general and administration expense as a % of revenues	122.6%	128.9%

S,G&A increased for the three months ended March 31, 2018 as compared to the same period in 2017, reflecting incremental S,G&A of $0.6 million from our acquisition of NVIS, Inc. in the first quarter of 2017 and an increase in sales and marketing compensation expenses partially offset by lower professional service fees. The incremental S,G&A from NVIS for the three months ended March 31, 2018 primarily relates to the amortization of intangibles resulting from the acquisition.
Other Income and Expense. Other income (expense), net, is primarily composed of interest income, foreign currency transaction and remeasurement gains and losses incurred by our Korean and UK-based subsidiaries and other non-operating income items. Other income (expense), net, for the three months ended March 31, 2018 and April 1, 2017 was as follows:

	Three Months Ended
	March 31, 2018	April 1, 2017
Other income (expense), net (in millions):	$4.3	$(0.4)
During the three months ended March 31, 2018 and April 1, 2017, we recorded $0.2 million and $1.2 million of foreign currency gains and foreign currency losses, respectively. During the three months ended March 31, 2018 and April 1, 2017, we recorded a non-cash $0.1 million loss and $0.3 million gain, respectively, on the mark-to-market of a warrant we received as part of a license of our technology. During the three months ended March 31, 2018, the Company recognized a gain of $2.9 million from the transfer of intellectual property in exchange for equity interest in an investment. During the three months ended March 31, 2018, the Company received $1.0 million of insurance proceeds related to the embezzlement at our Korean subsidiary, which was discovered in 2016.
Tax Provision.  The Company did not record a tax provision for the three months ended March 31, 2018. The Company’s tax provision of approximately $1.1 million for the three months ended April 1, 2017, represents the net benefit of $0.1 million for foreign income taxes including interest income on intercompany loans, uncertain tax positions and a benefit for the net reduction in estimated foreign withholding. In addition, as a result of the acquisition of NVIS, Inc., we recognized $1.1 million of deferred tax liabilities which provides evidence of recoverability of our net deferred tax assets that previously carried a full valuation allowance. We reduced the valuation allowance on our net deferred tax assets in the amount of $1.1 million and such reduction was recognized as a benefit for income taxes for the three months ended April 1, 2017.
Net Income Attributable to Noncontrolling Interest. As of March 31, 2018 and April 1, 2017, we owned approximately 93% of the equity of Kowon and 80% of the equity of eMDT. Net loss attributable to noncontrolling interest on our consolidated statement of operations represents the portion of the results of operations of our majority owned subsidiaries which is allocated to the shareholders of the equity interests not owned by us. The change in net income attributable to noncontrolling interest is the result of the change in the results of operations of Kowon and eMDT for the three months ended March 31, 2018 and April 1, 2017.
Liquidity and Capital Resources
At March 31, 2018, we had cash and equivalents and marketable securities of $61.0 million and working capital of $62.3 million compared to $68.8 million and $67.6 million, respectively, as of December 30, 2017. The change in cash and cash equivalents and marketable securities was primarily due to net outflow of cash used in operating activities of $6.1 million and an equity investment purchase of $1.0 million, partially offset by proceeds from the sale of marketable debt securities.

Cash and cash equivalents and marketable debt securities held at:

	March 31, 2018	December 30, 2017
Domestic	$49,166,747	$55,488,190
Foreign	6,169,616	6,110,496
Subtotal cash and cash equivalents marketable debt securities in U.S. dollars	55,336,363	61,598,686
Cash and cash equivalents held in other currencies and converted to U.S. dollars	5,705,132	7,156,998
Total cash and cash equivalents and marketable debt securities	$61,041,495	$68,755,684
We have no plans to repatriate the cash and marketable debt securities held in our foreign subsidiaries FDD and Kopin Software Ltd. and, as such, we have not recorded any deferred tax liability with respect to such cash. The manufacturing operations at our Korean facility, Kowon, have ceased. Kowon has approximately $10.9 million of cash and cash equivalents at March 31, 2018, which we anticipate will eventually be remitted to the U.S. and, accordingly, we have recorded deferred tax liabilities associated with its unremitted earnings.
As part of the NVIS, Inc. acquisition, additional payments by the Company of up to $2.0 million may be required if certain future operating performance milestones are met and the selling shareholders remain employed with NVIS through March 2020. As there is a requirement to remain employed to earn the contingent payments, these contingent payments will be treated as compensation expense.
We expect to expend between $2.0 million and $3.0 million on capital expenditures over the next twelve months. We own approximately 93% of Kowon, our Korean subsidiary. The owners of the remaining 7% have expressed a desire to sell their shares to us. We are evaluating whether to purchase the shares.
Historically, we have financed our operations primarily through public and private placements of our equity securities and cash generated from operations. We believe our available cash resources will support our operations and capital needs for at least the next twelve months. There has been no seasonal pattern to our sales in fiscal years 2018 and 2017.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
We invest our excess cash in high-quality U.S. government, government-backed (i.e.: Fannie Mae, FDIC guaranteed bonds and certificates of deposit) and corporate debt instruments, which bear lower levels of relative risk. We believe that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations and cash flows should not be material to our cash flows or income. It is possible that interest rate movements would increase our unrealized gain or loss on debt securities. We are exposed to changes in foreign currency exchange rates primarily through our translation of our foreign subsidiaries' financial position, results of operations, and transaction gains and losses as a result of non U.S. dollar denominated cash flows related to business activities in Asia and Europe, and remeasurement of U.S. dollars to the British pound and the Korean won, the functional currency of our U.K. and Kowon subsidiaries, respectively. We are also exposed to the effects of exchange rates in the purchase of certain raw materials, which are in U.S. dollars, but the price on future purchases is subject to change based on the relationship of the Japanese yen to the U.S. dollar. We do not currently hedge our foreign currency exchange rate risk. We estimate that any market risk associated with our international operations or investments is unlikely to have a material adverse effect on our business, financial condition or results of operation. Our portfolio of marketable debt securities is subject to interest rate risk although our intent is to hold securities until maturity. The credit rating of our investments may be affected by the underlying financial health of the guarantors of our investments. We use silicon wafers but do not enter into forward or futures hedging contracts to mitigate against risks related to the price of silicon.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of March 31, 2018, the Company conducted an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). The term “disclosure controls and procedures” means controls and other procedures that are designed to ensure that information required to be disclosed by the Company in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the requisite time periods and that such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act are accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of March 31, 2018.

Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
On October 11, 2016, the Company filed its Answer and Affirmative Defenses. The parties are in the midst of discovery, with the close of discovery currently set for July 2, 2018. A trial date has not yet been set by the Court. The Company has not concluded a loss from this matter is probable; therefore, we have not recorded an accrual for litigation or claims related to this matter for the period ended March 31, 2018. The Company will continue to evaluate information as it becomes known and will record an estimate for losses at the time or times when it is both probable that a loss has been incurred and the amount of the loss is reasonably estimable.

Item 1A.	Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended December 30, 2017. The risks discussed in our Annual Report on Form 10-K could materially affect our business, financial condition and future results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
We did not sell any securities which were not registered under the Securities Act during the three months ended March 31, 2018.

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

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at March 31, 2018 (Unaudited) and December 30, 2017, (ii) Condensed Consolidated Statements of Operations (Unaudited) for the three months ended March 31, 2018 and April 1, 2017, (iii) Condensed Consolidated Statement of Comprehensive (Loss) Income (Unaudited) for the three months ended March 31, 2018 and April 1, 2017, (iv) Condensed Consolidated Statements of Stockholders’ Equity (Unaudited) for the three months ended March 31, 2018, (v) Condensed Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2018 and April 1, 2017, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KOPIN CORPORATION (Registrant)

Date:	May 10, 2018	By:	/S/ John C.C. Fan
John C.C. Fan
President, Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

Date:	May 10, 2018	By:	/S/ RICHARD A. SNEIDER
Richard A. Sneider
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)