Form 10-Q
period 2018-06-30
KOPIN CORP
filed 2018-08-09
CIK 771266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018

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

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.    Yes  ☒   No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes    ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes  ☐   No  ☒

Indicate the number of shares outstanding of each issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 6, 2018
Common Stock, par value $0.01	76,627,503

Kopin Corporation

3

Part 1. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)
KOPIN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2018	December 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$22,742,575	$24,848,227
Marketable debt securities, at fair value	30,681,129	43,907,457
Accounts receivable, net of allowance of $353,000 in 2018 and $149,000 in 2017	2,785,081	3,955,123
Contract assets and unbilled receivables	2,384,307	704,863
Inventory	4,257,702	5,080,797
Prepaid taxes	96,983	264,352
Prepaid expenses and other current assets	1,177,022	978,677
Total current assets	64,124,799	79,739,496
Property, plant and equipment, net	5,125,629	5,077,043
Goodwill	1,768,539	1,780,247
Intangible assets, net	441,818	883,636
Other assets	2,173,428	3,842,068
Equity investments	5,708,816	—
Total assets	$79,343,029	$91,322,490
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,894,049	$4,918,605
Accrued payroll and expenses	1,722,559	1,636,512
Accrued warranty	615,000	649,000
Contract liabilities and billings in excess of revenue earned	317,094	896,479
Other accrued liabilities	1,716,612	2,066,025
Income tax payable	161,620	1,416,892
Deferred tax liabilities	863,000	520,000
Total current liabilities	9,289,934	12,103,513
Deferred revenue, net of current portion	153,844	374,171
Asset retirement obligations	264,238	269,877
Other long-term obligations	1,785,775	1,195,082
Stockholders’ equity:
Preferred stock, par value $.01 per share: authorized, 3,000 shares; none issued	—	—
Common stock, par value $.01 per share: authorized, 120,000,000 shares; issued 81,090,758 shares in 2018 and 80,201,313 shares in 2017; outstanding 73,135,253 shares in 2018 and 73,078,783 shares in 2017	776,485	775,720
Additional paid-in capital	333,794,962	331,119,340
Treasury stock (4,513,256 shares in 2018 and 2017, at cost)	(17,238,669)	(17,238,669)
Accumulated other comprehensive income	3,046,191	3,564,779
Accumulated deficit	(251,839,754)	(240,121,901)
Total Kopin Corporation stockholders’ equity	68,539,215	78,099,269
Noncontrolling interest	(689,977)	(719,422)
Total stockholders’ equity	67,849,238	77,379,847
Total liabilities and stockholders’ equity	$79,343,029	$91,322,490

See notes to unaudited condensed consolidated financial statements

KOPIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Revenues:
Net product revenues	$4,472,079	$4,979,400	$9,516,888	$8,912,543
Research and development revenues	1,471,819	948,069	2,080,630	1,393,054
	5,943,898	5,927,469	11,597,518	10,305,597
Expenses:
Cost of product revenues	3,497,750	4,117,226	7,559,941	7,234,583
Research and development	4,526,156	4,678,221	8,977,809	8,960,090
Selling, general and administration	6,913,503	5,200,261	13,844,913	10,841,947
	14,937,409	13,995,708	30,382,663	27,036,620
Loss from operations	(8,993,511)	(8,068,239)	(18,785,145)	(16,731,023)
Other income (expense):
Interest income	165,513	186,142	325,364	419,919
Other income	18,101	65,018	1,119,356	325,430
Foreign currency transaction (losses) gains	(235,776)	556,539	(27,168)	(634,743)
Gain on investments	—	—	2,849,816	274,000
	(52,162)	807,699	4,267,368	384,606
Loss before (provision) benefit for income taxes and net loss (income) attributable to noncontrolling interest	(9,045,673)	(7,260,540)	(14,517,777)	(16,346,417)
Tax (provision) benefit	(201,000)	—	(201,000)	1,146,000
Net loss	(9,246,673)	(7,260,540)	(14,718,777)	(15,200,417)
Net loss (income) attributable to noncontrolling interest	5,716	(71,431)	(58,458)	10,007
Net loss attributable to Kopin Corporation	$(9,240,957)	$(7,331,971)	$(14,777,235)	$(15,190,410)
Net loss per share
Basic and diluted	$(0.13)	$(0.10)	$(0.20)	$(0.22)
Weighted average number of common shares outstanding
Basic and diluted	73,095,253	70,626,542	73,086,752	67,582,615
See notes to unaudited condensed consolidated financial statements

KOPIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Net loss	$(9,246,673)	$(7,260,540)	$(14,718,777)	$(15,200,417)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(211,217)	(666,343)	(335,697)	931,062
Unrealized holding (losses) gains on marketable securities	(73,262)	149,094	(210,136)	137,780
Reclassification of holding losses (gains) in net loss	2,982	(2,745)	(1,768)	(3,900)
Other comprehensive (loss) income, net of tax	(281,497)	(519,994)	(547,601)	1,064,942
Comprehensive loss	$(9,528,170)	$(7,780,534)	$(15,266,378)	$(14,135,475)
Comprehensive loss (income) attributable to the noncontrolling interest	38,488	(41,680)	(29,445)	16,354
Comprehensive loss attributable to controlling interest	$(9,489,682)	$(7,822,214)	$(15,295,823)	$(14,119,121)
See notes to unaudited condensed consolidated financial statements

KOPIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Kopin Corporation Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance, December 30, 2017	77,572,038	$775,720	$331,119,340	$(17,238,669)	$3,564,779	$(240,121,901)	$78,099,269	$(719,422)	$77,379,847
Stock-based compensation	—	—	2,687,789	—	—	—	2,687,789	—	2,687,789
Vesting of restricted stock	80,000	800	(800)	—	—	—	—	—	—
Repurchases of restricted stock to satisfy tax withholding obligations	(3,530)	(35)	(11,367)				(11,402)	—	(11,402)
Other comprehensive loss (income)	—	—	—	—	(518,588)	—	(518,588)	(29,013)	(547,601)
Adoption of accounting standards (Note 2)	—	—	—	—	—	3,059,382	3,059,382	—	3,059,382
Net loss	—	—	—	—	—	(14,777,235)	(14,777,235)	58,458	(14,718,777)
Balance, June 30, 2018	77,648,508	$776,485	$333,794,962	$(17,238,669)	$3,046,191	$(251,839,754)	$68,539,215	$(689,977)	$67,849,238
See notes to unaudited condensed consolidated financial statements

KOPIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30, 2018	July 1, 2017
Cash flows from operating activities:
Net loss	$(14,718,777)	$(15,200,417)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,130,169	1,142,506
Stock-based compensation	2,687,789	1,968,128
Foreign currency losses	19,534	656,613
Change in allowance for bad debt	219,937	—
Unrealized gain on investments	(2,849,816)	(274,000)
Deferred income taxes	196,252	(1,169,940)
Other non-cash items	301,499	608,672
Changes in assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	687,986	241,213
Contract assets	1,315,022	—
Inventory	(605,154)	(778,240)
Prepaid expenses and other current assets	113,537	(275,988)
Accounts payable and accrued expenses	(2,018,182)	358,388
Billings in excess of revenue earned	312,352	45,466
Net cash used in operating activities	(13,207,852)	(12,677,599)
Cash flows from investing activities:
Other assets	(41,966)	(37,296)
Capital expenditures	(740,172)	(1,071,742)
Proceeds from sale of marketable debt securities	13,109,285	24,322,300
Purchase of marketable debt securities	—	(16,812,114)
Cash paid for equity investment	(1,000,000)	—
Cash paid for acquisition, net of cash acquired	—	(3,690,047)
Net cash provided by investing activities	11,327,147	2,711,101
Cash flows from financing activities:
Sale of unregistered stock	—	24,664,250
Settlements of restricted stock for tax withholding obligations	(11,402)	—
Net cash (used in) provided by financing activities	(11,402)	24,664,250
Effect of exchange rate changes on cash	(213,545)	21,046
Net (decrease) increase in cash and cash equivalents	(2,105,652)	14,718,798
Cash and cash equivalents:
Beginning of period	24,848,227	15,822,495
End of period	$22,742,575	$30,541,293
Supplemental disclosure of cash flow information:
Income taxes paid	$1,300,000	$—
See notes to unaudited condensed consolidated financial statements

KOPIN CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION
The condensed consolidated financial statements of Kopin Corporation (the "Company") as of June 30, 2018 and for the three and six month periods ended June 30, 2018 and July 1, 2017 are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. These condensed consolidated financial statements should be read in conjunction with the Company’s financial statements and notes thereto, included in the Company's Annual Report on Form 10-K for the year ended December 30, 2017. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for any other interim period or for a full fiscal year. The Company reclassified certain prior period amounts to conform to the current period presentation.

2.	ACCOUNTING STANDARDS
Recently Issued Accounting Pronouncements
Leases
In February 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-02 (Topic 842) Leases, which requires lessees to recognize a right-of-use asset and lease liability for most lease arrangements. The new standard is effective for fiscal years beginning after December 15, 2018, with early adoption permitted, and must be adopted using the modified retrospective approach. The Company intends to adopt the standard on the effective date of December 30, 2018. Interpretations are on-going and could have a material impact on the Company's implementation. Currently, the Company expects that the adoption of the ASU 2016-02 (Topic 842) Leases will have a material impact on its consolidated balance sheet due to the recognition of right-of-use assets and lease liabilities principally for certain leases currently accounted for as operating leases, but we do not expect it to have a material impact on our results of operations or liquidity.
Recently Adopted Accounting Pronouncements
Recognition and Measurement of Financial Assets and Liabilities
The Company adopted ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Liabilities and the related amendments on December 31, 2017 (the first day of the Company's fiscal year 2018). This standard amends various aspects of the recognition, measurement, presentation, and disclosure of financial instruments. The Company adopted the measurement alternative for equity investments without readily determinable fair values (often referred to as cost method investments) on a prospective basis. As a result, these investments will be revalued upon occurrence of an observable price change for similar investments and for impairments. The Company expects that the adoption of this guidance may have a material effect on its financial statements on an ongoing basis.
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
Revenue Recognition
Substantially all of our revenues are from orders received from our customers for the purchase of wearable technology components that can be integrated to create headset systems. We also have development contracts for the design, manufacture and modification of products for the U.S. government or a prime contractor for the U.S. government (“U.S. government”) or for a customer that sells into the industrial or consumer markets. The Company's contracts with the U.S. government are typically subject to the Federal Acquisition Regulations (“FAR”) and are priced based on estimated or actual costs of producing goods. The FAR provides guidance on the types of costs that are allowable in establishing prices for goods provided under U.S. government contracts. The pricing for non-U.S. government contracts is based on the specific negotiations with each customer.
Our fixed-price contracts with the U.S. government may result in revenue recognized in excess of amounts actually billed. We disclose the in excess of revenues over amounts actually billed as Contract assets on the balance sheet. Amounts billed and due from our customers are classified as accounts receivable on the balance sheet. In some instances, the U.S. government retains a small portion of the contract price until completion of the contract. The portion of the payments retained until final contract settlement is not considered a significant financing component because the intent is to protect the customer. For contracts with the U.S. government, we typically receive interim payments either as work progresses, we achieve certain milestones or based on a schedule in the contract. We recognize a liability for these advance payments in excess of revenue recognized and present it as billings in excess of revenue earned on the balance sheet. The advanced payment typically is not considered a significant financing component because it is used to meet working capital demands that can be higher in the early stages of a contract and to protect us from the other party failing to adequately complete some or all of its obligations under the contract. For industrial and consumer purchase orders, we typically receive payments within 30 to 60 days of shipments of the product, although for some purchase orders, we may require an advanced payment prior to shipment of the product.
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
Commencing in 2018 for certain contracts with the U.S. government, the Company recognizes revenue over time as we perform because of continuous transfer of control to the customer and the lack of an alternative use for the product. The continuous transfer of control to the customer is supported by liability clauses in the contract that allow the U.S. government to unilaterally terminate the contract for convenience, pay us for costs incurred plus a reasonable profit and take control of any work in process. For contracts with commercial customers while the contract may have a similar liability clause, our products historically have an alternative use and thus, revenue is recognized at a point in time.
In situations where control transfers over time, revenue is recognized based on the extent of progress towards completion of the performance obligation. We generally use the cost-to-cost approach to measure the extent of progress towards completion of the performance obligation for our contracts because we believe it best depicts the transfer of assets to the customer, which occurs as we incur costs on our contracts. Under the cost-to-cost measure approach, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Revenues are recorded proportionally as costs are incurred.
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
The cumulative effect of the changes made to the Company's consolidated December 31, 2017 balance sheet for the adoption of ASU 2014-09, Revenue from Contracts with Customers (Topic 606) was as follows:

Balance Sheet	Balance at December 30, 2017	Adjustments due to Topic 606	Balance at December 31, 2017
Assets
Contract assets and unbilled receivables	$704,863	$2,850,274	$3,555,137
Inventory	5,080,797	(1,082,629)	3,998,168
Other assets	3,842,068	400,000	4,242,068

Liabilities
Contract liabilities and billings in excess of revenue earned	1,555,883	(891,737)	664,146

Stockholders’ equity
Accumulated Deficit	$(240,121,901)	$3,059,382	$(237,062,519)

In accordance with the new revenue standard requirements, the impact of adoption on the Company's condensed consolidated statement of operations was as follows:

	Three Months Ended June 30, 2018
Statement of Operations	As Reported	Balances Without Adoption of Topic 606	Effect of Change Higher/(Lower)
Net product revenues	$4,472,079	$4,483,933	$(11,854)
Research and development revenues	1,471,819	1,558,363	(86,544)
Cost of product revenues	3,497,750	3,495,042	2,708
Net loss attributable to Kopin Corporation	$(9,240,957)	$(9,139,851)	$(101,106)

	Six Months Ended June 30, 2018
Statement of Operations	As Reported	Balances Without Adoption of Topic 606	Effect of Change Higher/(Lower)
Net product revenues	$9,516,888	$10,989,276	$(1,472,388)
Research and development revenues	2,080,630	2,253,718	(173,088)
Cost of product revenues	7,559,941	8,500,121	(940,180)
Net loss attributable to Kopin Corporation	$(14,777,235)	$(14,071,939)	$(705,296)
See Note 11. Segments and Disaggregation of Revenue for additional information regarding the disaggregation of the Company's revenue by major source and the Company's updated accounting policy for revenue recognition.
Contract Assets
Contract assets include unbilled amounts typically resulting from sales under contracts when the cost-to-cost method of revenue recognition is utilized and revenue recognized from customer arrangements, including licensing, exceeds the amount billed to the customer, and right to payment is not just subject to the passage of time. Amounts may not exceed their net realizable value. Contract assets are generally classified as current. The Company classifies the noncurrent portion of contract assets under other assets in its condensed consolidated balance sheets.
Contract Liabilities
Contract liabilities consist of advance payments and billings in excess of cost incurred and deferred revenue.
Performance Obligations
The Company's performance obligations that were satisfied at a point in time accounted for 59% and 84% for the three months ended June 30, 2018 and July 1, 2017, respectively, and 63% and 86% for the six months ended June 30, 2018 and July 1, 2017, respectively. The Company's performance obligations that were satisfied at over time accounted for 41% and 16% for the three months ended June 30, 2018 and July 1, 2017, respectively, and 37% and 14% for the six months ended June 30, 2018 and July 1, 2017, respectively.
Remaining performance obligations represent the transaction price of orders for which work has not been performed and excludes unexercised contract options and potential orders under ordering-type contracts (e.g., indefinite-delivery, indefinite-quantity ("IDIQ")). As of June 30, 2018, the aggregate amount of the transaction price allocated to remaining performance obligations was $6.0 million. The Company expects to recognize revenue on the remaining performance obligations of $6.0 million over the next 2 years. The remaining performance obligations represent amounts to be earned under government contracts, which are subject to cancellation.

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
The Company uses the specific identification method as a basis for determining cost and calculating realized gains and losses with respect to marketable debt securities. The gross gains and losses realized related to sales and maturities of marketable debt securities were not material during the three and six months ended June 30, 2018 and the year ended December 30, 2017.
Investments in available-for-sale marketable debt securities are as follows at June 30, 2018 and December 30, 2017:

	Amortized Cost		Unrealized Losses		Fair Value
	2018	2017	2018	2017	2018	2017
U.S. government and agency backed securities	$23,827,644	$35,014,593	$(409,130)	$(288,782)	$23,418,514	$34,725,811
Corporate debt	7,268,186	8,988,608	(5,571)	(7,702)	7,262,615	8,980,906
Certificates of deposit	—	201,000	—	(260)	—	200,740
Total	$31,095,830	$44,204,201	$(414,701)	$(296,744)	$30,681,129	$43,907,457
The contractual maturity of the Company’s marketable debt securities is as follows at June 30, 2018:

	Less than One year	One to Five years	Greater than Five years	Total
U.S. government and agency backed securities	$11,991,930	$11,426,584	$—	$23,418,514
Corporate debt	1,042,161	6,220,454	—	7,262,615
Total	$13,034,091	$17,647,038	$—	$30,681,129
The Company conducts a review of its marketable debt securities on a quarterly basis for the presence of other-than-temporary impairment ("OTTI"). The Company assesses whether OTTI is present when the fair value of a debt security is less than its amortized cost basis at the balance sheet date. Under these circumstances OTTI is considered to have occurred if (1) the Company intends to sell the security before recovery of its amortized cost basis; (2) it is “more likely than not” the Company will be required to sell the security before recovery of its amortized cost basis; or (3) the present value of expected cash flows is not sufficient to recover the entire amortized cost basis.
The Company further estimates the amount of OTTI resulting from a decline in the creditworthiness of the issuer (credit-related OTTI) and the amount of non credit-related OTTI. Non credit-related OTTI can be caused by such factors as market illiquidity. Credit-related OTTI is recognized in earnings while non credit-related OTTI on securities not expected to be sold is recognized in other comprehensive income (loss). The Company did not record OTTI for the three and six months ended June 30, 2018 and July 1, 2017.

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
The following table details the fair value measurements of the Company’s financial assets:

		Fair Value Measurement June 30, 2018 Using:
	Total	Level 1	Level 2	Level 3
Cash and Cash Equivalents	$22,742,575	$22,742,575	$—	$—
U.S. Government Securities	23,418,514	2,997,600	20,420,914	—
Corporate Debt	7,262,615	—	7,262,615	—
GCS Holdings	384,477	384,477	—	—
Equity Investments	5,708,816	—	—	5,708,816
	$59,516,997	$26,124,652	$27,683,529	$5,708,816

		Fair Value Measurement December 30, 2017 Using:
	Total	Level 1	Level 2	Level 3
Cash and Cash Equivalents	$24,848,227	$24,848,227	$—	$—
U.S. Government Securities	34,725,811	6,927,323	27,798,488	—
Corporate Debt	8,980,906	—	8,980,906	—
Certificates of Deposit	200,740	—	200,740	—
GCS Holdings	478,546	478,546	—	—
Warrant	2,000,000	—	—	2,000,000
	$71,234,230	$32,254,096	$36,980,134	$2,000,000
Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur. Changes in Level 3 investments are as follows:

	December 30, 2017	Net unrealized gains/(losses)	Purchases, issuances and settlements	Transfers in and or out of Level 3	June 30, 2018
Equity Investments	$—	$(141,000)	$3,900,000	$1,949,816	$5,708,816
Warrant	2,000,000	(50,184)	—	(1,949,816)	—
	$2,000,000	$(191,184)	$3,900,000	$—	$5,708,816
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
Warrant
The Company had a warrant to acquire up to 15% of the next round of equity offered by a customer as part of the licensing of technology to the customer. The Company exercised the warrant in April 2018.

Equity Investments
The Company acquired an interest in an equity investment by transferring $1.0 million cash and certain intellectual property ("IP") in exchange for shares of common stock in the equity investment. The Company used the pricing of the shares being offered to other investors receiving shares of common stock in the same investment as well as a valuation of the IP to determine the value of its equity interest. As the initial value of the equity investment was determined to be $3.9 million and the carrying value of the IP on the Company’s books was zero, the Company recorded a gain of $2.9 million. The Company recorded a $0.1 million unrealized loss in the six months ended June 30, 2018 in this equity investment due to a fluctuation in the foreign exchange rate.
The Company acquired an interest in an equity investment by exercising a warrant to acquire up to 15% of the next round of equity offered by a customer as part of the licensing of technology to the customer. The Company used the customer's capital structure, pricing of the shares being offered and 15% from the customer's qualified financing round in determining the value of its equity investment. The Company recorded an unrealized loss of less than $0.1 million in the six months ended June 30, 2018 in this equity investment due to a change in the Company's estimate of the value of the equity investment based on the observable transaction price at the exercise date of the warrant.
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
Inventories are stated at standard cost adjusted to approximate the lower of cost (first-in, first-out method) or net realizable value and consist of the following at June 30, 2018 and December 30, 2017:

	June 30, 2018	December 30, 2017
Raw materials	$1,978,510	$2,070,153
Work-in-process	1,467,487	1,829,805
Finished goods	811,705	1,180,839
	$4,257,702	$5,080,797

6.	NET LOSS PER SHARE
Basic net loss per share is computed using the weighted-average number of shares of common stock outstanding during the period less any unvested restricted shares. Diluted net loss per share is calculated using weighted-average shares outstanding and contingently issuable shares, less weighted-average shares reacquired during the period. The net outstanding shares are adjusted for the dilutive effect of shares issuable upon the assumed conversion of the Company’s common stock equivalents, which consist of unvested restricted stock.
The following were not included in weighted-average common shares outstanding-diluted because they are anti-dilutive or performance conditions have not been met at the end of the period:

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Non-vested restricted common stock	3,442,249	3,048,874	3,442,249	3,048,874

7.	STOCKHOLDERS' EQUITY AND STOCK-BASED COMPENSATION
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
Restricted stock activity was as follows:

	Shares	Weighted Average Grant Fair Value
Balance, December 30, 2017	2,629,274	$3.31
Granted	1,465,000	2.22
Forfeited	(572,025)	4.12
Vested	(80,000)	3.64
Balance, June 30, 2018	3,442,249	$2.71
On December 31, 2017, the Company amended the employment agreement with our CEO, Dr. John Fan, to expire on December 31, 2020 and as part of the amendment issued restricted stock grants. Of the restricted stock grants issued to Dr. Fan, 640,000 shares will vest upon the first 20 consecutive trading day period following the grant date during which the Company's common stock trades at a price equal to or greater than $5.25, 150,000 shares will vest at the end of the first 20 consecutive trading day period following the grant date during which the Company’s common stock trades at a price per share equal to or greater than $6.00, and 150,000 shares will vest at the end of the first 20 consecutive trading day period following the grant date during which the Company’s common stock trades at a price per share equal to or greater than $7.00. All of the grants are subject to certain acceleration events and expire on December 31, 2020. The total fair value of these awards on December 31, 2017 was $1.7 million. The value of restricted stock grants that vest based on market conditions is computed on the date of grant using the Monte Carlo model with the following assumptions:

	For the period ended June 30, 2018
Performance price target	$5.25	$6.00	$7.00
Expected volatility	48.3%	48.3%	48.3%
Interest rate	1.97%	1.97%	1.97%
Expected life (years)	3	3	3
Dividend yield	—%	—%	—%

Stock-Based Compensation
The following table summarizes stock-based compensation expense within each of the categories below as it relates to non-vested restricted common stock awards for the three and six months ended June 30, 2018 and July 1, 2017 (no tax benefits were recognized):

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Cost of product revenues	$155,925	$159,081	$266,151	$263,174
Research and development	193,767	194,655	468,083	413,213
Selling, general and administrative	938,682	322,287	1,953,555	1,291,741
Total	$1,288,374	$676,023	$2,687,789	$1,968,128
Unrecognized compensation expense for non-vested restricted common stock as of June 30, 2018 totaled $6.1 million and is expected to be recognized over a weighted average period of approximately two years.

8.	EQUITY INVESTMENTS
The Company acquired an equity interest in a company in the first quarter of 2018. The Company made a $1.0 million capital contribution during the three months ended June 30, 2018. The Company also contributed certain intellectual property. As of June 30, 2018, the Company owned 12.5% interest in this investment and the carrying value of the Company's investment is $3.9 million. The Company recorded a $0.1 million unrealized loss in the six months ended June 30, 2018 in this equity investment due to a fluctuation in the foreign exchange rate. The fair value of this equity investment is $3.8 million.
The Company acquired an interest in an equity investment by exercising a warrant to acquire up to 15% of the next round of equity offered by a customer as part of the licensing of technology to the customer. The Company used the customer's capital structure, pricing of the shares being offered and 15% from the customer's qualified financing round in determining the value of its equity investment. The fair value of this equity investment is $1.9 million.
The Company adopted the measurement alternative for equity investments without readily determinable fair values (often referred to as cost method investments) on a prospective basis. As a result, these investments will be revalued upon occurrence of an observable price change for similar investments and for impairments. The Company did not have an observable price change for similar investments of its equity investments and recorded no impairments on its equity investments as of June 30, 2018.

9.	ACCRUED WARRANTY
The Company typically warrants its products against defect for 12 to 15 months, however, for certain products a customer may purchase an extended warranty. A provision for estimated future costs and estimated returns for credit relating to such warranty is recorded in the period when product is shipped and revenue recognized, and is updated as additional information becomes available. The Company’s estimate of future costs to satisfy warranty obligations is based primarily on historical warranty expense experienced and a provision for potential future product failures. Changes in the accrued warranty for the six months ended June 30, 2018 are as follows:

Balance, December 30, 2017	$649,000
Additions	82,000
Claims	(116,000)
Balance, June 30, 2018	$615,000
Extended Warranties
Deferred revenue represents the purchase of extended warranties by the Company's customers. The Company recognizes revenue from an extended warranty on the straight-line method over the life of the extended warranty, which is typically 12 to 15 months beyond the standard 12-month warranty. The Company classifies the current portion of deferred revenue under other accrued liabilities in its condensed consolidated balance sheets. The Company currently has $0.6 million of deferred revenue related to extended warranties.

10.	INCOME TAXES
The Company recorded a tax provision of approximately $0.2 million for the three months and six months ended June 30, 2018, which represents an increase in deferred tax liabilities for estimated withholding taxes on future repatriation of unremitted foreign earnings of the Company's Korean subsidiary. The Company’s tax benefit of approximately $1.1 million for the six months ended July 1, 2017, represents the net benefit of $0.1 million for foreign income taxes including loss carryback to 2016, uncertain tax positions and a benefit for the net reduction in estimated foreign withholding. In addition, as a result of the acquisition of NVIS, Inc. in the first quarter of 2017, we recognized $1.0 million of deferred tax liabilities which provided evidence of recoverability of our net deferred tax assets that previously carried a full valuation allowance. We reduced the valuation allowance on our net deferred tax assets in the amount of $1.0 million and such reduction was recognized as a benefit for income taxes for the six months ended July 1, 2017. As of June 30, 2018, the Company has available for tax purposes U.S. federal NOLs of approximately $174.0 million expiring 2022 through 2037. The Company has recognized a full valuation allowance on its domestic and certain foreign net deferred tax assets due to the uncertainty of realization of such assets.
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
The Company is in the process of dissolving its Korean subsidiary and repatriating the unremitted earnings of its Korean subsidiary. As such, it accrues U.S. tax for the possible future repatriation of these unremitted foreign earnings. If the Company were to repatriate these earnings, it expects to have foreign withholding at a rate of 16.5% and does not expect any taxes to be paid in the U.S when repatriated as it currently is expected to be a return of capital.

11.	GOODWILL AND INTANGIBLES
A rollforward of the Company's goodwill by segment is as follows:

	Kopin	Industrial	Total
Balance, December 30, 2017	$891,683	$888,564	$1,780,247
Change due to exchange rate fluctuations	(11,708)	—	(11,708)
Balance, March 31, 2018	$879,975	$888,564	$1,768,539
The Company recognized $0.2 million of amortization expense for the three months ended June 30, 2018 and July 1, 2017 and $0.4 million and $0.6 million of amortization expense for the six months ended June 30, 2018 and July 1, 2017, respectively, related to intangible assets. At June 30, 2018 and December 30, 2017, the Company's intangible assets include customer relationships, developed technology and a trade name, which had a total carrying value of $2.5 million, total accumulated amortization of $2.1 million and $1.6 million, respectively, and a total net book value of $0.4 million and $0.9 million, respectively. The intangibles have a remaining life of less than 1 year as of June 30, 2018.

12.     CONTRACT ASSETS AND LIABILITIES
Net contract assets (liabilities) consisted of the following:

	June 30, 2018	December 30, 2017	$ Change	% Change
Contract assets—current	$2,384,307	$704,863	$1,679,444	238%
Contract assets—noncurrent	400,000	—	400,000	—%
Contract liabilities—current	(783,926)	(1,181,712)	397,786	(34)%
Contract liabilities—noncurrent	(153,844)	(374,171)	220,327	(59)%
Net contract assets (liabilities)	$1,846,537	$(851,020)	$2,697,557	(317)%
The $2.7 million increase in the Company's net contract assets (liabilities) from December 30, 2017 to June 30, 2018 was primarily due to the adoption of Topic 606.
In the three and six months ended June 30, 2018, the Company recognized revenue of less than $0.1 million related to our contract liabilities at December 31, 2017. In the three and six months ended July 1, 2017, the Company recognized revenue of $0.1 million and $0.2 million, respectively, related to our contract liabilities at January 1, 2017.
The Company did not recognize impairment losses on our contract assets in the three and six months ended June 30, 2018 and July 1, 2017.
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

Segment financial results were as follows:

	Three Months Ended		Six Months Ended
Total Revenue (in thousands)	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Kopin	$4,405	$3,705	$7,403	$6,665
Industrial	1,948	2,222	4,604	3,641
Eliminations	(409)	—	(409)	—
Total	$5,944	$5,927	$11,598	$10,306

	Three Months Ended		Six Months Ended
Total Intersegment Revenue (in thousands)	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Kopin	$—	$—	$—	$—
Industrial	409	—	409	—
Total	$409	$—	$409	$—

	Three Months Ended		Six Months Ended
Net Loss Attributable to Kopin (in thousands)	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Kopin	$(8,844)	$(7,141)	$(14,834)	$(15,052)
Industrial	(397)	(191)	57	(138)
Total	$(9,241)	$(7,332)	$(14,777)	$(15,190)

Total Assets (in thousands)			June 30, 2018	December 30, 2017
Kopin			$74,693	$82,707
Industrial			4,650	8,615
Total			$79,343	$91,322
Total long-live assets by country at June 30, 2018 and December 30, 2017 were as follows:

Total Long-lived Assets (in thousands)	June 30, 2018	December 30, 2017
U.S.	$2,249	$2,456
United Kingdom	169	192
China	2,509	338
Japan	167	206
Korea	32	1,885
Total	$5,126	$5,077
We disaggregate our revenue from contracts with customers by geographic location and by display application, as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.

During the three and six months ended June 30, 2018 and July 1, 2017, the Company derived its sales from the following geographies:

	Three Months Ended June 30, 2018
	Kopin		Industrial		Total
(In thousands, except percentages)	Revenue	% of Total	Revenue	% of Total	Revenue	% of Total
United States	$2,950	50%	$608	10%	$3,558	60%
Other	26	—	18	—	44	1
Americas	2,976	50	626	11	3,602	61
Asia-Pacific	987	17	468	8	1,455	24
Europe	442	7	425	7	867	15
Australia	—	—	20	—	20	—
Total Revenues	$4,405	74%	$1,539	26%	$5,944	100%

	Three Months Ended July 1, 2017
	Kopin		Industrial		Total
(In thousands, except percentages)	Revenue	% of Total	Revenue	% of Total	Revenue	% of Total
United States	$2,212	37%	$671	11%	$2,883	49%
Other	5	—	—	—	5	—
Americas	2,217	37	671	11	2,888	49
Asia-Pacific	1,009	17	546	9	1,555	26
Europe	479	8	998	17	1,477	25
Australia	—	—	7	—	7	—
Total Revenues	$3,705	63%	$2,222	37%	$5,927	100%

	Six Months Ended June 30, 2018
	Kopin		Industrial		Total
(In thousands, except percentages)	Revenue	% of Total	Revenue	% of Total	Revenue	% of Total
United States	$5,160	44%	$1,994	17%	$7,154	62%
Other	28	—	22	—	50	—
Americas	5,188	45	2,016	17	7,204	62
Asia-Pacific	1,467	13	1,161	10	2,628	23
Europe	748	6	995	9	1,743	15
Australia	—	—	20	—	20	—
Middle East	—	—	3	—	3	—
Total Revenues	$7,403	64%	$4,195	36%	$11,598	100%

	Six Months Ended July 1, 2017
	Kopin		Industrial		Total
(In thousands, except percentages)	Revenue	% of Total	Revenue	% of Total	Revenue	% of Total
United States	$4,166	40%	$856	8%	$5,022	49%
Other	9	—	22	—	31	—
Americas	4,175	41	878	9	5,053	49
Asia-Pacific	1,601	16	1,181	11	2,782	27
Europe	889	9	1,575	15	2,464	24
Australia	—	—	7	—	7	—
Total Revenues	$6,665	66%	$3,641	35%	$10,306	100%

During the three and six months ended June 30, 2018 and July 1, 2017, the Company derived its sales from the following display applications:

	Three Months Ended June 30, 2018			Three Months Ended July 1, 2017
(In thousands)	Kopin	Industrial	Total	Kopin	Industrial	Total
Military	$1,067	$570	$1,637	$954	$1,282	$2,236
Industrial	472	748	1,220	522	898	1,420
Consumer	1,505	—	1,505	884	—	884
R&D	1,322	150	1,472	939	9	948
Other	39	71	110	406	33	439
Total Revenues	$4,405	$1,539	$5,944	$3,705	$2,222	$5,927

	Six Months Ended June 30, 2018			Six Months Ended July 1, 2017
(In thousands)	Kopin	Industrial	Total	Kopin	Industrial	Total
Military	$1,865	$2,056	$3,921	$1,808	$1,765	$3,573
Industrial	1,220	1,759	2,979	1,109	1,802	2,911
Consumer	2,396	—	2,396	1,528	—	1,528
R&D	1,883	198	2,081	1,384	9	1,393
Other	39	182	221	836	65	901
Total Revenues	$7,403	$4,195	$11,598	$6,665	$3,641	$10,306

14.	LITIGATION
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
On October 11, 2016, the Company filed its Answer and Affirmative Defenses. The parties are in the midst of discovery, with the close of all discovery currently set for January 14, 2019. A trial date has not yet been set by the Court. The Company has not concluded a loss from this matter is probable; therefore, we have not recorded an accrual for litigation or claims related to this matter for the period ended June 30, 2018. The Company will continue to evaluate information as it becomes known and will record an estimate for losses at the time or times when it is both probable that a loss has been incurred and the amount of the loss is reasonably estimable.
15.     RELATED PARTY TRANSACTIONS
The Company may from time to time enter into agreements with shareholders, affiliates and other companies engaged in certain aspects of the display, electronics, optical and software industries as part of our business strategy. In addition, the wearable computing product market is relatively new and there may be other technologies the Company needs to purchase from affiliates in order to enhance its product offering. The Company and Goertek Inc. ("Goertek") have entered into agreements to jointly develop and commercialize a range of technologies and wearable products. These include: a mutually exclusive supply and manufacturing arrangement for a certain display product for 24 months after mass production begins; an agreement that provides the Company with the right of first refusal to invest in certain manufacturing capacity for certain products with Goertek; an agreement whereby Goertek will provide system level original equipment manufacturing services for the Company's wearable products; an arrangement whereby the Company will supply display modules for Goertek's virtual reality and augmented reality products; and other agreements related to promotion around certain products as well as providing designs relating to head mounted displays.
During the three and six month periods ended June 30, 2018 and July 1, 2017, the Company had the following transactions with related parties:

	Three Months Ended
	June 30, 2018		July 1, 2017
	Sales	Purchases	Sales	Purchases
Goertek	$—	$78,905	$—	$173,925
RealWear, Inc.	261,605	—	—	—
	$261,605	$78,905	$—	$173,925

	Six Months Ended
	June 30, 2018		July 1, 2017
	Sales	Purchases	Sales	Purchases
Goertek	$—	$298,909	$—	$182,925
RealWear, Inc.	512,956	—	—	—
	$512,956	$298,909	$—	$182,925
The Company had the following receivables, contract assets and payables with related parties:

	June 30, 2018			December 30, 2017
	Receivables	Contract assets	Payables	Receivables	Payables
Goertek	$—	$—	$122,974	$—	$326,877
RealWear, Inc.	246,005	900,000	—	414,635	—
	$246,005	$900,000	$122,974	$414,635	$326,877

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995, including, without limitation, statements made relating to our expectation that we will have negative cash flow from operating activities in 2018; our intention to continue to pursue U.S. government development contracts for applications that relate to our commercial product applications; our belief that it is important to retain personnel with experience and expertise relevant to our business; our belief that it is important to invest in research and development to achieve profitability even during periods when we are not profitable; our belief that the technical nature of our products and markets demands a commitment to close relationships with our customers; our belief that our wearable technology will be embraced by consumers and commercial users; our belief that our ability to develop and expand our wearable technologies and to market and license our concept systems and components will be critical for our revenue growth, positive cash flow, and profitability; our belief that a strengthening of the U.S. dollar could increase the price of our products in foreign markets; our expectation that the impact of the adoption of the new standard, ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), will be material to the Company's revenues on an ongoing basis; our expectation is that our revenues for the fiscal year 2018 will be in the range of $30 million to $35 million; our belief that our future success will depend primarily upon the technical expertise, creative skills and management abilities of our officers and key employees rather than on patent ownership; our belief that our extensive portfolio of patents, trade secrets and non-patented know-how provides us with a competitive advantage in the wearable technologies market; our expectation not to pay cash dividends for the foreseeable future and to retain earnings for the development of our businesses; our expectation that we will expend between $2.0 million and $2.5 million on capital expenditures over the next twelve months; our belief that our available cash resources will support our operations and capital needs for at least the next twelve months; our expectation that we will incur taxes based on our foreign operations in 2018; our expectation that we will have a state tax provision in 2018; our statement that we do not have any immediate plans to repatriate the cash and marketable debt securities held in our foreign subsidiaries, other than Korea; our expectation that we would have foreign withholding at a rate of 16.5% if we were to repatriate foreign earnings from our Korean subsidiary and that no taxes would be paid in the U.S. upon repatriation as we currently expect such foreign earnings to be a return of capital; and our belief that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations, and cash flows should not be material. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industries in which we operate, management's beliefs, and assumptions made by management. In addition, other written or oral statements, which constitute forward-looking statements, may be made by or on behalf of us. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “could,” “seeks,” “estimates,” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements, whether as a result of new information, future events or otherwise. Factors that could cause or contribute to such differences in outcomes and results include, but are not limited to any of, those discussed below in Item 1A and those set forth in our other periodic filings filed with the Securities and Exchange Commission. Except as required by the federal securities laws, we do not intend to update any forward-looking statements even if new information becomes available or other events occur in the future.
Overview
We were incorporated in Delaware in 1984 and are a leading inventor, developer, manufacturer and seller of technologies, components and systems for the smart headset wearable, military, thermal imager, 3D optical inspection system and training and simulation markets.
We adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) effective December 31, 2017 (the first day of our fiscal year 2018) and applied the modified retrospective method. This update is discussed in the notes to the unaudited condensed consolidation financial statements within Item 1 of this Form 10-Q. All amounts and disclosures set forth in this Form 10-Q reflect these changes.
The following discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended December 30, 2017 and our unaudited condensed consolidated financial statements included in this Form 10-Q.
Critical Accounting Policies Update
Our consolidated financial statements are based on the application of U.S. Generally Accepted Accounting Principles ("GAAP"), which require us to make estimates and assumptions about future events that affect the amounts reported in our unaudited consolidated financial statements and the accompanying notes. Further detail regarding our critical accounting policies can be found in “Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 30, 2017. Significant changes to our critical accounting policies as a result of adoption of Topic 606 are discussed below:

Revenue Recognition
Substantially all of our revenues are from orders received from our customers for the purchase of wearable technology components that can be integrated to create headset systems. We also have development contracts for the design, manufacture and modification of products for the U.S. government or a prime contractor for the U.S. government (“U.S. government”) or for a customer that sells into the industrial or consumer markets. The Company's contracts with the U.S. government are typically subject to the Federal Acquisition Regulations (“FAR”) and are priced based on estimated or actual costs of producing goods. The FAR provides guidance on the types of costs that are allowable in establishing prices for goods provided under U.S. government contracts. The pricing for non-U.S. government contracts is based on the specific negotiations with each customer.
Our fixed-price contracts with the U.S. government may result in revenue recognized in excess of amounts actually billed. We disclose the in excess of revenues over amounts actually billed as Contract assets on the balance sheet. Amounts billed and due from our customers are classified as accounts receivable on the balance sheet. In some instances, the U.S. government retains a small portion of the contract price until completion of the contract. The portion of the payments retained until final contract settlement is not considered a significant financing component because the intent is to protect the customer. For contracts with the U.S. government, we typically receive interim payments either as work progresses, we achieve certain milestones or based on a schedule in the contract. We recognize a liability for these advance payments in excess of revenue recognized and present it as billings in excess of revenue earned on the balance sheet. The advanced payment typically is not considered a significant financing component because it is used to meet working capital demands that can be higher in the early stages of a contract and to protect us from the other party failing to adequately complete some or all of its obligations under the contract. For industrial and consumer purchase orders, we typically receive payments within 30 to 60 days of shipments of the product, although for some purchase orders, we may require an advanced payment prior to shipment of the product.
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
Commencing in 2018 for certain contracts with the U.S. government, the Company recognizes revenue over time as we perform because of continuous transfer of control to the customer and the lack of an alternative use for the product. The continuous transfer of control to the customer is supported by liability clauses in the contract that allow the U.S. government to unilaterally terminate the contract for convenience, pay us for costs incurred plus a reasonable profit and take control of any work in process. For contracts with commercial customers while the contract may have a similar liability clause, our products historically have an alternative use and thus, revenue is recognized at a point in time.
In situations where control transfers over time, revenue is recognized based on the extent of progress towards completion of the performance obligation. We generally use the cost-to-cost approach to measure the extent of progress towards completion of the performance obligation for our contracts because we believe it best depicts the transfer of assets to the customer, which occurs as we incur costs on our contracts. Under the cost-to-cost measure approach, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Revenues are recorded proportionally as costs are incurred.
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
Revenues.   For the three and six months ended June 30, 2018 and July 1, 2017, our revenues by display application, which include product sales and amounts earned from research and development contracts, were as follows:

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Military	$1,637	$2,236	$3,921	$3,573
Industrial	1,220	1,420	2,979	2,911
Consumer	1,505	884	2,396	1,528
R&D	1,472	948	2,081	1,393
Other	110	439	221	901
Total Revenues	$5,944	$5,927	$11,598	$10,306
Sales of our products for Military applications include systems used by the military both in the field and for training and simulation. The decrease in Military applications revenues in the three months ended June 30, 2018 as compared to the three months ended July 1, 2017 is primarily due to the completion of military programs at our subsidiary NVIS, Inc. ("NVIS"), which was acquired in March 2017. The increase in Military applications revenues in the six months ended June 30, 2018 as compared to the six months ended July 1, 2017 is primarily due to incremental revenue from virtual reality optical systems for simulation and training for the U.S. military of $0.7 million.
Industrial applications revenue represents customers who purchase our display products for use in headsets used for applications in public safety, 3D metrology equipment and other enterprise applications. Our 3D metrology customers are primarily located in Asia and Asian contract manufacturers represent a significant market for 3D metrology equipment. The decrease in Industrial applications revenue for the three months ended June 30, 2018 as compared to the three months ended July 1, 2017 is primarily due to a decrease in sales to customers who use our display components in industrial headsets and customers that use our displays in 3D metrology equipment. Industrial applications revenue in the six months ended June 30, 2018 was relatively consistent with the six months ended July 1, 2017.
Sales of our displays for Consumer applications is primarily for the use in thermal imaging products, recreational rifle and hand-held scopes and drone racing headsets. The increase in Consumer applications for the three and six months ended June 30, 2018 as compared to the three and six months ended July 1, 2017 was primarily due to increased demand for displays and components used in rifle scope products.
R&D revenues increased in the three and six months ended June 30, 2018 as compared to the three and six months ended July 1, 2017 primarily due to funding for U.S. military programs, including the Family of Weapon Sights ("FWS") program.
Historically, we have recognized revenue in the period when we have shipped units of products. For the fiscal year 2018, we adopted Topic 606 and certain revenues are being recorded on the percentage of completion method using a cost-to-cost approach. Prior to the adoption of Topic 606 we believe we would have recorded approximately $4.1 million as revenue, however, with our adoption of Topic 606 the approximately $4.1 million was recognized as part of the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The Company expects the impact of the adoption of the new standard to be material to the Company's revenues on an ongoing basis. Our expectation is that our revenues for the fiscal year 2018 will be in the range of $30 million to $35 million.
International sales represented 40% and 51% of product revenues for the three months ended June 30, 2018 and July 1, 2017, respectively, and 38% and 51% of product revenues for the six months ended June 30, 2018 and July 1, 2017, respectively. Our international sales are primarily denominated in U.S. currency. Consequently, a strengthening of the U.S. dollar could increase the price in local currencies of our products in foreign markets and make our products relatively more expensive than competitors' products that are denominated in local currencies, leading to a reduction in sales or profitability in those foreign markets. We have not taken any protective measures against exchange rate fluctuations, such as purchasing hedging instruments with respect to such fluctuations, because of the historically stable exchange rate between the British Pound Sterling (the functional currency of our U.K. subsidiaries) and the U.S. dollar. Foreign currency translation impact on our results, if material, is described in further detail under "Item 3. Quantitative and Qualitative Disclosures About Market Risk" section below.

Cost of Product Revenues. Cost of product revenues, which is comprised of materials, labor and manufacturing overhead related to the production of our products for the three and six months ended June 30, 2018 and July 1, 2017 were as follows:

	Three Months Ended		Six Months Ended
(In thousands, except for percentages)	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Cost of product revenues	$3,498	$4,117	$7,560	$7,235
Cost of product revenues as a % of net product revenues	78.2%	82.7%	79.4%	81.2%
Cost of product revenues as a percentage of net product revenues in the three and six months ended June 30, 2018 decreased as compared to the three and six months ended July 1, 2017. The decrease in cost of product revenues for the three months ended June 30, 2018 as compared to the three months ended July 1, 2017 was primarily due to a decrease in our net product revenues. The increase in cost of product revenues in the six months ended June 30, 2018 as compared to the six months ended July 1, 2017 was primarily due to due to lower utilization in one of our facilities partially offset by the increase in Military applications revenues, which have higher gross margins as compared to our other products.
Research and Development. R&D expenses are incurred in support of internal display development programs or programs funded by agencies or prime contractors of the U.S. government and commercial partners. R&D costs include staffing, purchases of materials and laboratory supplies, circuit design costs, fabrication and packaging of display products, and overhead. In fiscal year 2018, we expect our R&D expenditures to be related to our display products, overlay weapon sights and Kopin Wearable technologies. Funded and internal R&D expense are combined in research and development expenses in the statement of operations. R&D expenses for the three and six months ended June 30, 2018 and July 1, 2017 were as follows:

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Funded	$781	$765	$1,634	$1,617
Internal	3,745	3,913	7,344	7,343
Total research and development expense	$4,526	$4,678	$8,978	$8,960
Funded R&D expense for the three and six months ended June 30, 2018 was relatively consistent as compared to the three and six months ended July 1, 2017. For the three and six months ended June 30, 2018, internal R&D was relatively consistent as compared to the six months ended July 1, 2017. We expect to incur significant development costs in fiscal year 2018 to commercialize wearable technology and develop military products.
Selling, General and Administrative.   Selling, general and administrative ("S,G&A") expenses consist of the expenses incurred by our sales and marketing personnel and related expenses, and administrative and general corporate expenses. S,G&A expenses for the three and six months ended June 30, 2018 and July 1, 2017 were as follows:

	Three Months Ended		Six Months Ended
(In thousands, except for percentages)	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Selling, general and administration expense	$6,914	$5,200	$13,845	$10,842
Selling, general and administration expense as a % of revenues	116.3%	87.7%	119.4%	105.2%
S,G&A increased for the three and six months ended June 30, 2018 as compared to the three and six months ended months ended July 1, 2017 primarily due to an increase in compensation expenses including stock-based compensation, product promotion expenses and information technology expenses partially offset by lower consultant usage and patent maintenance fees.
Other Income and Expense. Other income (expense), net, is primarily composed of interest income, foreign currency transaction and remeasurement gains and losses incurred by our Korean and U.K.-based subsidiaries and other non-operating income items. Other income (expense), net, for the three and six months ended June 30, 2018 and July 1, 2017 was as follows:

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Other income (expense), net	$(52)	$808	$4,267	$385
During the three months ended June 30, 2018 and July 1, 2017, we recorded $0.2 million of foreign currency losses and $0.6 million of foreign currency gains, respectively. During the six months ended June 30, 2018 and July 1, 2017, we recorded less than $0.1 million and $0.6 million of foreign currency losses, respectively. During the six months ended June 30, 2018 and July 1, 2017, we recorded a non-cash loss of less than $0.1 million and $0.3 million gain, respectively, on the mark-to-market of equity investments. During the six months ended June 30, 2018, the Company recognized a gain of $2.9 million from the transfer of intellectual property in exchange for equity interest in an investment. During the six months ended June 30, 2018, the Company received $1.0 million of insurance proceeds related to the embezzlement at our Korean subsidiary, which was discovered in 2016.
Tax Provision.  The Company recorded a tax provision of approximately $0.2 million for the three months and six months ended June 30, 2018, which represents an increase in deferred tax liabilities for estimated withholding taxes on future repatriation of unremitted foreign earnings of the Company's Korean subsidiary. The Company’s tax benefit of approximately $1.1 million for the six months ended July 1, 2017, represents the net benefit of $0.1 million for foreign income taxes including loss carryback to 2016, uncertain tax positions and a benefit for the net reduction in estimated foreign withholding. In addition, as a result of the acquisition of NVIS, Inc. in the first quarter of 2017, we recognized $1.0 million of deferred tax liabilities which provided evidence of recoverability of our net deferred tax assets that previously carried a full valuation allowance. We reduced the valuation allowance on our net deferred tax assets in the amount of $1.0 million and such reduction was recognized as a benefit for income taxes for the six months ended July 1, 2017.
Net Income Attributable to Noncontrolling Interest. As of June 30, 2018 and July 1, 2017, we owned approximately 93% of the equity of Kowon and 80% of the equity of eMDT America ("eMDT"). Net loss attributable to noncontrolling interest on our consolidated statement of operations represents the portion of the results of operations of our majority owned subsidiaries which is allocated to the shareholders of the equity interests not owned by us. The change in net income attributable to noncontrolling interest is the result of the change in the results of operations of Kowon and eMDT for the three and six months ended June 30, 2018 and July 1, 2017.
Liquidity and Capital Resources
At June 30, 2018 and December 30, 2017, we had cash and cash equivalents and marketable securities of $53.4 million and $68.8 million, respectively, and working capital of $54.8 million and $67.6 million at June 30, 2018 and December 30, 2017, respectively. The change in cash and cash equivalents and marketable securities was primarily due to net outflow of cash used in operating activities of $13.2 million and an equity investment purchase of $1.0 million, partially offset by proceeds from the sale of marketable debt securities.
Cash and cash equivalents and marketable debt securities held in U.S. Dollars at:

	June 30, 2018	December 30, 2017
Domestic locations	$41,937,712	$55,488,190
International locations	5,982,088	6,110,496
Subtotal cash and cash equivalents marketable debt securities held in U.S. dollars	47,919,800	61,598,686
Cash and cash equivalents held in other currencies and converted to U.S. dollars	5,503,904	7,156,998
Total cash and cash equivalents and marketable debt securities	$53,423,704	$68,755,684
We have no plans to repatriate the cash and cash equivalents held in our foreign subsidiaries FDD and Kopin Software Ltd. and, as such, we have not recorded any deferred tax liability with respect to such cash. The manufacturing operations at our Korean facility, Kowon, have ceased. Kowon has approximately $11.0 million of cash and cash equivalents at June 30, 2018, which we anticipate will eventually be remitted to the U.S. and, accordingly, we have recorded deferred tax liabilities associated with its unremitted earnings.
As part of the NVIS acquisition, additional payments by the Company of up to $2.0 million may be required if certain future operating performance milestones are met and the selling shareholders remain employed with NVIS through March 2020. As there is a requirement to remain employed to earn the contingent payments, these contingent payments will be treated as compensation expense.
We expect to expend between $2.0 million and $2.5 million on capital expenditures over the next twelve months. We own approximately 93% of Kowon, our Korean subsidiary. The owners of the remaining 7% have expressed a desire to sell their shares to us. We are evaluating whether to purchase the shares.
The Company has entered into an agreement that is subject to certain closing conditions, including government approvals. Under the agreement the Company is to make a capital contribution of approximately $5.3 million (the Company's capital contribution under the agreement is 35.0 million RMB).
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
Evaluation of Disclosure Controls and Procedures
As of June 30, 2018, the Company conducted an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The term “disclosure controls and procedures” means controls and other procedures that are designed to ensure that information required to be disclosed by the Company in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the requisite time periods and that such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act are accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of June 30, 2018.

Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
On October 11, 2016, the Company filed its Answer and Affirmative Defenses. The parties are in the midst of discovery, with the close of all discovery currently set for January 14, 2019. A trial date has not yet been set by the Court. The Company has not concluded a loss from this matter is probable; therefore, we have not recorded an accrual for litigation or claims related to this matter for the period ended June 30, 2018. The Company will continue to evaluate information as it becomes known and will record an estimate for losses at the time or times when it is both probable that a loss has been incurred and the amount of the loss is reasonably estimable.

Item 1A.	Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended December 30, 2017. The risks discussed in our Annual Report on Form 10-K, as modified by the following additional and revised risk factor, and the information in “Forward-Looking Statements” included in this Form 10-Q, could materially affect our business, financial condition and future results. The risks described in our Annual Report on Form 10-K and this Form 10-Q are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or operating results.
Changes in government trade policies could increase the cost of our products, which may materially adversely affect our sales or profitability. We depend on Chinese, Taiwanese, and Korean foundries for the manufacture of integrated circuits for our Display products. The U.S. government recently proposed, among other actions, imposing new or higher tariffs on specified imported products originating from China in response to what it characterizes as unfair trade practices, and China has responded by proposing new or higher tariffs on specified products imported from the U.S. In notices published on April 6, 2018 and June 20, 2018, the Office of the United States Trade Representative issued a determination and requests for public comment under Section 301 under the Trade Act of 1974 (the “Notices”) concerning the proposed imposition of an additional 25% tariff on specified products from China, which products comprised approximately $50.0 billion in estimated annual trade value for calendar year 2018. The list of products set forth in the Notices included diodes, integrated circuits and other products that we import from China as part of our supply chain. Further tariffs may be imposed in the future, including a tariff of 25% on integrated circuits, which may be imposed after the completion of a public comment period, which was expected to end on July 31, 2018. Tariffs on components that we import from China or other nations that have imposed, or may in the future impose, tariffs will cause our expenses to increase, which will adversely affect our profitability unless we are able to exclude our products from the tariffs or we raise prices for our products, which may result in our products becoming less attractive relative to products offered by our competitors. In addition, future actions or escalations by either the U.S. or China that affect trade relations may also affect our business, or that of our suppliers or customers, and we cannot provide any assurances as to whether such actions will occur or the form that they may take. Moreover, it is uncertain to what extent, if any, the U.S. tariffs on components that we import from China will affect the Taiwanese foundries on which we depend, in part because many Taiwanese foundries conduct parts of their manufacturing in China.
A protectionist trade environment in either the U.S. or those foreign countries in which we do business, such as a change in the current tariff structures, export compliance or other trade policies, may materially and adversely affect our ability to sell our products in foreign markets. To the extent that our sales or profitability are affected negatively by any such tariffs or other trade actions, our business and results of operations may be materially adversely affected.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
We did not sell any securities during the three months ended June 30, 2018 that were not registered under the Securities Act.

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

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2018 (Unaudited) and December 30, 2017, (ii) Condensed Consolidated Statements of Operations (Unaudited) for the three and six months ended June 30, 2018 and July 1, 2017, (iii) Condensed Consolidated Statement of Comprehensive (Loss) Income (Unaudited) for the three and six months ended June 30, 2018 and July 1, 2017, (iv) Condensed Consolidated Statements of Stockholders’ Equity (Unaudited) for the six months ended June 30, 2018, (v) Condensed Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2018 and July 1, 2017, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KOPIN CORPORATION (Registrant)

Date:	August 9, 2018	By:	/S/ John C.C. Fan
John C.C. Fan
President, Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

Date:	August 9, 2018	By:	/S/ RICHARD A. SNEIDER
Richard A. Sneider
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)