Form 10-Q
period 2018-09-29
KOPIN CORP
filed 2018-11-08
CIK 771266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2018

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

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.    Yes  ☒   No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes    ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 5, 2018
Common Stock, par value $0.01	73,135,253

Kopin Corporation

3

Part 1. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

KOPIN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 29, 2018	December 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$19,367,048	$24,848,227
Marketable debt securities, at fair value	26,835,968	43,907,457
Accounts receivable, net of allowance of $468,000 in 2018 and $149,000 in 2017	2,628,139	3,955,123
Contract assets and unbilled receivables	1,935,262	704,863
Inventory	4,953,908	5,080,797
Prepaid taxes	133,445	264,352
Prepaid expenses and other current assets	1,044,374	978,677
Total current assets	56,898,144	79,739,496
Property, plant and equipment, net	5,075,602	5,077,043
Goodwill	1,761,136	1,780,247
Intangible assets, net	220,909	883,636
Other assets	2,096,578	3,842,068
Equity investments	5,572,816	—
Total assets	$71,625,185	$91,322,490
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,229,387	$4,918,605
Accrued payroll and expenses	2,169,492	1,636,512
Accrued warranty	587,000	649,000
Contract liabilities and billings in excess of revenue earned	428,642	896,479
Other accrued liabilities	2,095,098	2,066,025
Income tax payable	1,573	1,416,892
Deferred tax liabilities	547,266	520,000
Total current liabilities	10,058,458	12,103,513
Deferred revenue, net of current portion	154,769	374,171
Asset retirement obligations	260,660	269,877
Other long-term obligations	1,925,911	1,195,082
Stockholders’ equity:
Preferred stock, par value $.01 per share: authorized, 3,000 shares; none issued	—	—
Common stock, par value $.01 per share: authorized, 120,000,000 shares; issued 81,124,758 shares in 2018 and 80,201,313 shares in 2017; outstanding 73,135,253 shares in 2018 and 73,058,783 shares in 2017	776,485	775,720
Additional paid-in capital	334,985,791	331,119,340
Treasury stock (4,513,256 shares in 2018 and 2017, at cost)	(17,238,669)	(17,238,669)
Accumulated other comprehensive income	3,036,681	3,564,779
Accumulated deficit	(261,631,136)	(240,121,901)
Total Kopin Corporation stockholders’ equity	59,929,152	78,099,269
Noncontrolling interest	(703,765)	(719,422)
Total stockholders’ equity	59,225,387	77,379,847
Total liabilities and stockholders’ equity	$71,625,185	$91,322,490

See notes to unaudited condensed consolidated financial statements

KOPIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Revenues:
Net product revenues	$3,643,619	$5,589,402	$13,160,507	$14,501,945
Research and development revenues	1,482,711	549,765	3,563,341	1,942,819
	5,126,330	6,139,167	16,723,848	16,444,764
Expenses:
Cost of product revenues	3,659,800	4,144,884	11,219,741	11,379,467
Research and development	4,599,266	5,253,860	13,577,075	14,213,950
Selling, general and administration	7,166,137	5,344,999	21,011,050	16,186,946
	15,425,203	14,743,743	45,807,866	41,780,363
Loss from operations	(10,298,873)	(8,604,576)	(29,084,018)	(25,335,599)
Other income:
Interest income	160,875	191,613	486,239	611,532
Other income	241,466	(109,546)	1,360,822	215,883
Foreign currency transaction (losses) gains	(227,447)	224,370	(254,615)	(410,373)
Gain on investments	—	—	2,849,816	274,000
	174,894	306,437	4,442,262	691,042
Loss before benefit (provision) for income taxes and net loss (income) attributable to noncontrolling interest	(10,123,979)	(8,298,139)	(24,641,756)	(24,644,557)
Tax benefit (provision)	316,000	(4,500)	115,000	1,141,500
Net loss	(9,807,979)	(8,302,639)	(24,526,756)	(23,503,057)
Net loss (income) attributable to noncontrolling interest	16,596	55,217	(41,862)	65,223
Net loss attributable to Kopin Corporation	$(9,791,383)	$(8,247,422)	$(24,568,618)	$(23,437,834)
Net loss per share
Basic and diluted	$(0.13)	$(0.11)	$(0.34)	$(0.34)
Weighted average number of common shares outstanding
Basic and diluted	73,135,253	72,187,688	73,102,979	69,117,640
See notes to unaudited condensed consolidated financial statements

KOPIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Net loss	$(9,807,979)	$(8,302,639)	$(24,526,756)	$(23,503,057)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	68,890	(272,618)	(266,807)	658,443
Unrealized holding (losses) gains on marketable securities	(103,212)	(29,584)	(313,348)	108,196
Reclassification of holding losses (gains) in net loss	27,620	(1,238)	25,852	(5,138)
Other comprehensive (loss) income, net of tax	(6,702)	(303,440)	(554,303)	761,501
Comprehensive loss	$(9,814,681)	$(8,606,079)	$(25,081,059)	$(22,741,556)
Comprehensive loss (income) attributable to the noncontrolling interest	13,788	63,306	(15,657)	79,660
Comprehensive loss attributable to controlling interest	$(9,800,893)	$(8,542,773)	$(25,096,716)	$(22,661,896)
See notes to unaudited condensed consolidated financial statements

KOPIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Kopin Corporation Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance, December 30, 2017	77,572,038	$775,720	$331,119,340	$(17,238,669)	$3,564,779	$(240,121,901)	$78,099,269	$(719,422)	$77,379,847
Stock-based compensation	—	—	3,878,619	—	—	—	3,878,619	—	3,878,619
Vesting of restricted stock	80,000	800	(800)	—	—	—	—	—	—
Repurchases of restricted stock to satisfy tax withholding obligations	(3,530)	(35)	(11,368)				(11,403)	—	(11,403)
Other comprehensive loss	—	—	—	—	(528,098)	—	(528,098)	(26,205)	(554,303)
Adoption of accounting standards (Note 2)	—	—	—	—	—	3,059,383	3,059,383	—	3,059,383
Net (loss) income	—	—	—	—	—	(24,568,618)	(24,568,618)	41,862	(24,526,756)
Balance, September 29, 2018	77,648,508	$776,485	$334,985,791	$(17,238,669)	$3,036,681	$(261,631,136)	$59,929,152	$(703,765)	$59,225,387

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Kopin Corporation Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2016	76,640,943	$766,409	$328,524,644	$(42,741,551)	$1,570,971	$(214,042,787)	$74,077,686	$141,957	$74,219,643
Stock-based compensation	—	—	2,484,757	—	—	—	2,484,757	—	2,484,757
Vesting of restricted stock	60,000	600	(600)	—	—	—	—	—	—
Other comprehensive income (loss)	—	—	—	—	775,938	—	775,938	(14,437)	761,501
Sale of unregistered stock	—	—	—	25,502,882	—	(838,632)	24,664,250	—	24,664,250
Net loss	—	—	—	—	—	(23,437,834)	(23,437,834)	(65,223)	(23,503,057)
Balance, September 30, 2017	76,700,943	$767,009	$331,008,801	$(17,238,669)	$2,346,909	$(238,319,253)	$78,564,797	$62,297	$78,627,094

See notes to unaudited condensed consolidated financial statements

KOPIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 29, 2018	September 30, 2017
Cash flows used in operating activities:
Net loss	$(24,526,756)	$(23,503,057)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,688,715	1,878,363
Stock-based compensation	3,878,619	2,990,157
Foreign currency losses	269,239	400,542
Change in allowance for bad debt	(333,889)	—
Unrealized gain on investments	(2,849,816)	(274,000)
Deferred income taxes	70,803	(1,170,017)
Other non-cash items	519,027	781,927
Changes in assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	1,504,218	71,400
Contract assets	1,619,875	—
Inventory	(1,551,859)	(2,519,197)
Prepaid expenses and other current assets	144,421	13,345
Accounts payable and accrued expenses	(664,524)	1,743,215
Billings in excess of revenue earned	49,174	(253,480)
Net cash used in operating activities	(20,182,753)	(19,840,802)
Cash flows provided by investing activities:
Other assets	(7,616)	(79,916)
Capital expenditures	(959,488)	(1,341,744)
Proceeds from sale of marketable debt securities	21,858,785	33,395,422
Purchase of marketable debt securities	(4,910,630)	(22,974,668)
Cash paid for equity investment	(1,000,000)	—
Cash paid for acquisition, net of cash acquired	—	(3,690,047)
Net cash provided by investing activities	14,981,051	5,309,047
Cash flows (used in) provided by financing activities:
Sale of unregistered stock	—	24,664,250
Settlements of restricted stock for tax withholding obligations	(11,403)	—
Net cash (used in) provided by financing activities	(11,403)	24,664,250
Effect of exchange rate changes on cash	(268,074)	(72,436)
Net (decrease) increase in cash and cash equivalents	(5,481,179)	10,060,059
Cash and cash equivalents:
Beginning of period	24,848,227	15,822,495
End of period	$19,367,048	$25,882,554
Supplemental disclosure of cash flow information:
Income taxes paid	$1,300,000	$—
See notes to unaudited condensed consolidated financial statements

KOPIN CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION
The condensed consolidated financial statements of Kopin Corporation as of September 29, 2018 and for the three and nine month periods ended September 29, 2018 and September 30, 2017 are unaudited and include all adjustments that in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. These condensed consolidated financial statements should be read in conjunction with the Company’s financial statements and notes thereto, included in the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2017. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for any other interim period or for a full fiscal year. The Company reclassified certain prior period amounts to conform to the current period presentation. As used in this report, the terms "we", "us", "our", "Kopin" and the "Company" mean Kopin Corporation and its subsidiaries, unless the context indicates another meaning.

2.	ACCOUNTING STANDARDS
Recently Issued Accounting Pronouncements
Leases
In February 2016, the FASB issued ASU No. 2016-02 (Topic 842) Leases, which requires lessees to recognize a right-of-use asset and lease liability for most lease arrangements. The Company will adopt the standard effective at the beginning of fiscal year 2019. Interpretations are on-going and could have a material impact on the Company's implementation. Currently, the Company expects that the adoption of the ASU 2016-02 (Topic 842) Leases will have a material impact on its consolidated balance sheet due to the recognition of right-of-use assets and lease liabilities principally for certain leases currently accounted for as operating leases, but the Company does not expect it to have a material impact on our results of operations or liquidity.
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
Significant Accounting Policies Update
The Company's significant accounting policies are detailed in "Note 1: Summary of Significant Accounting Policies" of our Annual Report on Form 10-K for the fiscal year ended December 30, 2017. Significant changes to the Company's accounting policies as a result of adopting Topic 606 are discussed below.
Revenue Recognition
Substantially all of our revenues are either derived from the sales of components for use in military applications or our wearable technology components that can be integrated to create industrial and consumer headset systems. We also have development contracts for the design, manufacture and modification of products for the U.S. government or a prime contractor for the U.S. government (“U.S. government”) or for a customer that sells into the industrial or consumer markets. The Company's contracts with the U.S. government are typically subject to the Federal Acquisition Regulations (“FAR”) and are priced based on estimated or actual costs of producing goods. The FAR provides guidance on the types of costs that are allowable in establishing prices for goods provided under U.S. government contracts. The pricing for non-U.S. government contracts is based on the specific negotiations with each customer.

Our fixed-price contracts with the U.S. government may result in revenue recognized in excess of amounts actually billed. We disclose the in excess of revenues over amounts actually billed as Contract assets and unbilled receivables on the balance sheet. Amounts billed and due from our customers are classified as Accounts receivable on the balance sheets. In some instances, the U.S. government retains a small portion of the contract price until completion of the contract. The portion of the payments retained until final contract settlement is not considered a significant financing component because the intent is to protect the customer. For contracts with the U.S. government, we typically receive interim payments either as work progresses, we achieve certain milestones or based on a schedule in the contract. We recognize a liability for these advance payments in excess of revenue recognized and present it as Contract liabilities and billings in excess of revenue earned on the balance sheets. The advanced payment typically is not considered a significant financing component because it is used to meet working capital demands that can be higher in the early stages of a contract and to protect us from the other party failing to adequately complete some or all of its obligations under the contract. For industrial and consumer purchase orders, we typically receive payments within 30 to 60 days of shipments of the product, although for some purchase orders, we may require an advanced payment prior to shipment of the product.
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
Commencing in 2018 for certain contracts with the U.S. government, the Company recognizes revenue over time as we perform because of continuous transfer of control to the customer and the lack of an alternative use for the product. The continuous transfer of control to the customer is supported by liability clauses in the contract that allow the U.S. government to unilaterally terminate the contract for convenience, pay us for costs incurred plus a reasonable profit and take control of any work in process. For contracts with commercial customers, while the contract may have a similar liability clause, our products historically have an alternative use and thus, revenue is recognized at a point in time.
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
The rights and benefits to the Company's intellectual property are conveyed to certain customers through technology license agreements. These agreements may include other performance obligations including the sale of product to the customer. When the license is distinct from other obligations in the agreement, the Company treats the license and other performance obligations as separate performance obligations. Accordingly, the license is recognized at a point in time or over time based on the standalone selling price. The sale of materials is recognized at a point in time, which occurs with the transfer of control of the Company's products or services. In certain instances, the Company is entitled to sales-based royalties under license agreements. These sales-based royalties are recognized when they are earned.
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
In accordance with the new revenue standard requirements, the impact of adoption on the Company's condensed consolidated statement of operations was as follows:

	Three Months Ended September 29, 2018
Statement of Operations	As Reported	Balances Without Adoption of Topic 606	Effect of Change Higher/(Lower)
Net product revenues	$3,643,619	$3,878,651	$(235,032)
Research and development revenues	1,482,711	1,569,255	(86,544)
Cost of product revenues	3,659,800	3,497,549	162,251
Net loss attributable to Kopin Corporation	$(9,791,383)	$(9,307,556)	$(483,827)

	Nine Months Ended September 29, 2018
Statement of Operations	As Reported	Balances Without Adoption of Topic 606	Effect of Change Higher/(Lower)
Net product revenues	$13,160,507	$14,867,927	$(1,707,420)
Research and development revenues	3,563,341	3,822,973	(259,632)
Cost of product revenues	11,219,741	11,997,670	(777,929)
Net loss attributable to Kopin Corporation	$(24,568,618)	$(23,379,495)	$(1,189,123)
See Note 13. Segments and Disaggregation of Revenue for additional information regarding the disaggregation of the Company's revenue by major source and the Company's updated accounting policy for revenue recognition.

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
Performance Obligations
The Company's performance obligations that were satisfied at a point in time accounted for 63% and 91% of the Company's total revenue for the three months ended September 29, 2018 and September 30, 2017, respectively, and 63% and 88% of the Company's total revenue for the nine months ended September 29, 2018 and September 30, 2017, respectively. The Company's performance obligations that were satisfied over time accounted for 37% and 9% of the Company's total revenue for the three months ended September 29, 2018 and September 30, 2017, respectively, and 37% and 12% of the Company's total revenue for the nine months ended September 29, 2018 and September 30, 2017, respectively.
Remaining performance obligations represent the transaction price of orders for which work has not been performed and excludes unexercised contract options and potential orders under ordering-type contracts (e.g., indefinite-delivery, indefinite-quantity ("IDIQ")). As of September 29, 2018, the aggregate amount of the transaction price allocated to remaining performance obligations was $8.8 million. The Company expects to recognize revenue on the remaining performance obligations of $8.8 million over the next 12 months. The remaining performance obligations represent amounts to be earned under government contracts, which are subject to cancellation.

3.	CASH AND CASH EQUIVALENTS AND MARKETABLE SECURITIES
The Company considers all highly liquid, short-term debt instruments with original maturities of three months or less to be cash equivalents.
Marketable debt securities consist primarily of commercial paper, medium-term corporate notes, and U.S. government and agency backed securities. The Company classifies these marketable debt securities as available-for-sale at fair value in “Marketable debt securities, at fair value.” The Company records the amortization of premium and accretion of discounts on marketable debt securities in the results of operations.

The Company uses the specific identification method as a basis for determining cost and calculating realized gains and losses with respect to marketable debt securities. The gross gains and losses realized related to sales and maturities of marketable debt securities were not material during the three and nine months ended September 29, 2018 and the fiscal year ended December 30, 2017.
Investments in available-for-sale marketable debt securities were as follows at September 29, 2018 and December 30, 2017:

	Amortized Cost		Unrealized (Losses) Gains		Fair Value
	2018	2017	2018	2017	2018	2017
U.S. government and agency backed securities	$16,070,511	$35,014,593	$(414,404)	$(288,782)	$15,656,107	$34,725,811
Corporate debt	11,178,825	8,988,608	1,036	(7,702)	11,179,861	8,980,906
Certificates of deposit	—	201,000	—	(260)	—	200,740
Total	$27,249,336	$44,204,201	$(413,368)	$(296,744)	$26,835,968	$43,907,457
The contractual maturity of the Company’s marketable debt securities was as follows at September 29, 2018:

	Less than One year	One to Five years	Greater than Five years	Total
U.S. government and agency backed securities	$6,223,207	$9,432,900	$—	$15,656,107
Corporate debt	3,213,495	7,966,366	—	11,179,861
Total	$9,436,702	$17,399,266	$—	$26,835,968
The Company conducts a review of its marketable debt securities on a quarterly basis for the presence of other-than-temporary impairment ("OTTI"). The Company assesses whether OTTI is present when the fair value of a debt security is less than its amortized cost basis at the balance sheets date. Under these circumstances OTTI is considered to have occurred if (1) the Company intends to sell the security before recovery of its amortized cost basis; (2) it is “more likely than not” the Company will be required to sell the security before recovery of its amortized cost basis; or (3) the present value of expected cash flows is not sufficient to recover the entire amortized cost basis.
The Company further estimates the amount of OTTI resulting from a decline in the creditworthiness of the issuer (credit-related OTTI) and the amount of non credit-related OTTI. Non-credit-related OTTI can be caused by such factors as market illiquidity. Credit-related OTTI is recognized in earnings while non-credit-related OTTI on securities not expected to be sold is recognized in other comprehensive income (loss). The Company did not record OTTI for the three and nine months ended September 29, 2018 and September 30, 2017.

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
The following table details the fair value measurements of the Company’s financial assets:

		Fair Value Measurement September 29, 2018 Using:
	Total	Level 1	Level 2	Level 3
Cash and Cash Equivalents	$19,367,048	$19,367,048	$—	$—
U.S. Government Securities	15,656,107	998,100	14,658,007	—
Corporate Debt	11,179,861	—	11,179,861	—
GCS Holdings	307,644	307,644	—	—
Equity Investments	5,572,816	—	—	5,572,816
	$52,083,476	$20,672,792	$25,837,868	$5,572,816

		Fair Value Measurement December 30, 2017 Using:
	Total	Level 1	Level 2	Level 3
Cash and Cash Equivalents	$24,848,227	$24,848,227	$—	$—
U.S. Government Securities	34,725,811	6,927,323	27,798,488	—
Corporate Debt	8,980,906	—	8,980,906	—
Certificates of Deposit	200,740	—	200,740	—
GCS Holdings	478,546	478,546	—	—
Warrant	2,000,000	—	—	2,000,000
	$71,234,230	$32,254,096	$36,980,134	$2,000,000
Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur. Changes in Level 3 investments were as follows:

	December 30, 2017	Net unrealized losses	Purchases, issuances and settlements	Transfers in and or out of Level 3	September 29, 2018
Equity Investments	$—	$(277,000)	$5,849,816	$—	$5,572,816
Warrant	2,000,000	(50,184)	(1,949,816)	—	—
	$2,000,000	$(327,184)	$3,900,000	$—	$5,572,816
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value because of their short-term nature. If accrued liabilities were carried at fair value, these would be classified as Level 2 in the fair value hierarchy.
Marketable Debt Securities
The corporate debt consists of floating rate notes with a maturity that is over multiple years but has interest rates that are reset every three months based on the then-current three-month London Interbank Offering Rate ("three-month Libor"). The Company validates the fair market values of the financial instruments above by using discounted cash flow models, obtaining independent pricing of the securities or through the use of a model that incorporates the three-month Libor, the credit default swap rate of the issuer and the bid and ask price spread of the same or similar investments which are traded on several markets.
Warrant
The Company had a warrant to acquire up to 15% of the next round of equity offered by a customer as part of the licensing of technology to the customer. The Company exercised the warrant in April 2018.

Equity Investments
The Company adopted ASU No. 2016-01 and the related amendments on December 31, 2017 (the first day of the Company's fiscal year 2018). This standard amends various aspects of the recognition, measurement, presentation, and disclosure of financial instruments. The Company adopted the measurement alternative for equity investments without readily determinable fair values (often referred to as cost method investments) on a prospective basis. As a result, these investments will be revalued upon occurrence of an observable price change for similar investments and for impairments. See Note 8. Equity Investments for additional information regarding the Company's equity investments.

5.	INVENTORY
Inventories are stated at standard cost adjusted to approximate the lower of cost (first-in, first-out method) or net realizable value and consist of the following at September 29, 2018 and December 30, 2017:

	September 29, 2018	December 30, 2017
Raw materials	$2,438,941	$2,070,153
Work-in-process	1,263,099	1,829,805
Finished goods	1,251,868	1,180,839
	$4,953,908	$5,080,797

6.	NET LOSS PER SHARE
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
The following were not included in weighted-average common shares outstanding-diluted because they are anti-dilutive or performance conditions have not been met at the end of the period:

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Non-vested restricted common stock	3,476,249	2,968,874	3,476,249	2,968,874

7.	STOCKHOLDERS' EQUITY AND STOCK-BASED COMPENSATION
Non-Vested Restricted Common Stock
The fair value of non-vested restricted common stock awards is generally the market value of the Company’s common stock on the date of grant. The non-vested restricted common stock awards require the employee to fulfill certain obligations, including remaining employed by the Company for one, two or four years (the vesting period) and in certain cases also require meeting either performance criteria or the Company’s stock achieving a certain price. For non-vested restricted common stock awards that solely require the recipient to remain employed with the Company, the stock compensation expense is amortized over the anticipated service period. For non-vested restricted common stock awards that require the achievement of performance criteria, the Company reviews the probability of achieving the performance goals on a periodic basis. If the Company determines that it is probable that the performance criteria will be achieved, the amount of compensation cost derived for the performance goal is amortized over the anticipated service period. If the performance criteria are not met, no compensation cost is recognized and any previously recognized compensation cost is reversed.

Restricted stock activity was as follows:

	Shares	Weighted Average Grant Fair Value
Balance, December 30, 2017	2,629,274	$3.31
Granted	1,549,000	2.25
Forfeited	(622,025)	4.13
Vested	(80,000)	3.64
Balance, September 29, 2018	3,476,249	$2.69
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

	For the period ended September 29, 2018
Performance price target	$5.25	$6.00	$7.00
Expected volatility	48.3%	48.3%	48.3%
Interest rate	1.97%	1.97%	1.97%
Expected life (years)	3	3	3
Dividend yield	—%	—%	—%
Stock-Based Compensation
The following table summarizes stock-based compensation expense within each of the categories below as it relates to non-vested restricted common stock awards for the three and nine months ended September 29, 2018 and September 30, 2017 (no tax benefits were recognized):

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Cost of product revenues	$52,368	$142,604	$318,519	$405,778
Research and development	159,436	203,288	627,519	616,500
Selling, general and administrative	979,026	676,137	2,932,581	1,967,879
Total	$1,190,830	$1,022,029	$3,878,619	$2,990,157
Unrecognized compensation expense for non-vested restricted common stock as of September 29, 2018 totaled $4.6 million and is expected to be recognized over a weighted average period of approximately two years.

8.	EQUITY INVESTMENTS
The Company acquired an equity interest in a company in the first quarter of 2018. The Company made a $1.0 million capital contribution during the three months ended March 31, 2018. The Company also contributed certain intellectual property. As of September 29, 2018, the Company owns 12.5% interest in this investment and the carrying value of the Company's investment is $3.9 million. The Company recorded a $0.3 million unrealized loss in the nine months ended September 29, 2018 in this equity investment due to a fluctuation in the foreign exchange rate. The fair value of this equity investment is approximately $3.6 million.

The Company acquired an interest in an equity investment by exercising a warrant to acquire up to 15% of the next round of equity offered by a customer as part of the licensing of technology to the customer. The Company used the customer's capital structure, pricing of the shares being offered and 15% from the customer's qualified financing round in determining the value of its equity investment. The Company recorded an unrealized loss of less than $0.1 million in the nine months ended September 29, 2018 in this equity investment due to a change in the Company's estimate of the value of the equity investment based on the observable transaction price at the exercise date of the warrant. The fair value of this equity investment is approximately $1.9 million.
The Company adopted the measurement alternative for equity investments without readily determinable fair values (often referred to as cost method investments) on a prospective basis. As a result, these investments will be revalued upon occurrence of an observable price change for similar investments and for impairments. The Company did not have an observable price change for similar investments of its equity investments and recorded no impairments on its equity investments during the three months ended September 29, 2018.

9.	ACCRUED WARRANTY
The Company typically warrants its products against defect for 12 to 18 months, however, for certain products a customer may purchase an extended warranty. A provision for estimated future costs and estimated returns for credit relating to such warranty is recorded in the period when product is shipped and revenue recognized, and is updated as additional information becomes available. The Company’s estimate of future costs to satisfy warranty obligations is based primarily on historical warranty expense experienced and a provision for potential future product failures. Changes in the accrued warranty for the nine months ended September 29, 2018 were as follows:

Balance, December 30, 2017	$649,000
Additions	120,000
Claims	(182,000)
Balance, September 29, 2018	$587,000
Extended Warranties
Deferred revenue represents the purchase of extended warranties by the Company's customers. The Company recognizes revenue from an extended warranty on the straight-line method over the life of the extended warranty, which is typically 12 to 15 months beyond the standard 12 to 18 month warranty. The Company classifies the current portion of deferred revenue under Other accrued liabilities in its condensed consolidated balance sheets. The Company currently has $0.5 million of deferred revenue related to extended warranties.

10.	INCOME TAXES
The Company recorded a tax benefit of approximately $0.3 million and $0.1 million for the three months and nine months ended September 29, 2018, respectively. The tax benefit for the three months and nine months ended September 29, 2018 was due to a change in estimate related to deferred tax liabilities for the Company's withholding tax on future repatriated earnings from the Company's Korean subsidiary. The Company’s tax benefit of approximately $1.1 million for the nine months ended September 30, 2017, represents the net benefit of $0.1 million for foreign income taxes including loss carryback to 2016, uncertain tax positions and a benefit for the net reduction in estimated foreign withholding. In addition, as a result of the acquisition of NVIS, Inc. in the first quarter of 2017, we recognized $1.0 million of deferred tax liabilities, which provided evidence of recoverability of our net deferred tax assets that previously carried a full valuation allowance. We reduced the valuation allowance on our net deferred tax assets in the amount of $1.0 million and such reduction was recognized as a benefit for income taxes for the nine months ended September 30, 2017. As of September 29, 2018, the Company has available for tax purposes U.S. federal NOLs of approximately $184.0 million expiring 2022 through 2037. The Company has recognized a full valuation allowance on its domestic and certain foreign net deferred tax assets due to the uncertainty of realization of such assets.
Ownership changes, as defined by the Internal Revenue Code, may substantially limit the amount of net operating loss carryforwards that can be utilized annually to offset future taxable income. The ownership change of NVIS, Inc. in 2017 did not result in an annual net operating loss limitation as the acquired entity was an S Corporation and did not have loss carryforwards. Subsequent ownership changes could affect the limitation in future years. Such annual limitations could result in the expiration of net operating loss and tax credit carryforwards before utilization.
The tax years 2001 through 2016 remain open to examination by major taxing jurisdictions where the Company is subject to United States federal tax. These periods have carryforward attributes generated in years past that may still be adjusted upon examination by the Internal Revenue Service or state tax authorities if they have or will be used in a future period. State statutes are generally shorter with shorter carryforward periods. The Company is currently not under examination by the Internal Revenue Service and is currently under examination by Massachusetts for the 2013 tax year. The Company recognizes both accrued interest and penalties related to its uncertain tax positions related to intercompany loan interest and potential transfer pricing exposure related to its Korean subsidiary.
The Company is in the process of dissolving and repatriating the unremitted earnings of its Korean subsidiary. As such, it accrues U.S. tax for the possible future repatriation of these unremitted foreign earnings. If the Company were to repatriate these earnings, it expects to have foreign withholding at a rate of 16.5% and does not expect any taxes to be paid in the U.S. when repatriated as it currently is expected to be a return of capital.

11.	GOODWILL AND INTANGIBLES
A rollforward of the Company's goodwill by segment is as follows:

	Kopin	Industrial	Total
Balance, December 30, 2017	$891,683	$888,564	$1,780,247
Change due to exchange rate fluctuations	(19,111)	—	(19,111)
Balance, September 29, 2018	$872,572	$888,564	$1,761,136
The Company recognized $0.2 million and $0.5 million of amortization expense for the three months ended September 29, 2018 and September 30, 2017, respectively, and $0.7 million and $1.1 million of amortization expense for the nine months ended September 29, 2018 and September 30, 2017, respectively, related to intangible assets. At September 29, 2018 and December 30, 2017, the Company's intangible assets include customer relationships, developed technology and a trade name, which had a total carrying value of $2.5 million, total accumulated amortization of $2.2 million and $1.6 million, respectively, and a total net book value of $0.2 million and $0.9 million, respectively. The intangibles have a remaining life of less than one year as of September 29, 2018.

12.     CONTRACT ASSETS AND LIABILITIES
Net contract assets (liabilities) consisted of the following:

	September 29, 2018	December 30, 2017	$ Change	% Change
Contract assets—current	$1,935,262	$704,863	$1,230,399	175%
Contract assets—noncurrent	400,000	—	400,000	—%
Contract liabilities—current	(428,642)	(1,181,712)	753,070	(64)%
Contract liabilities—noncurrent	(154,769)	(374,171)	219,402	(59)%
Net contract assets (liabilities)	$1,751,851	$(851,020)	$2,602,871	(306)%
The $2.6 million increase in the Company's net contract assets (liabilities) from December 30, 2017 to September 29, 2018 was primarily due to the adoption of Topic 606.
In the three and nine months ended September 29, 2018, the Company recognized revenue of less than $0.1 million and $0.2 million, respectively, related to our contract liabilities at December 31, 2017. In the three and nine months ended September 30, 2017, the Company recognized revenue of $0.1 million and $0.3 million, respectively, related to our contract liabilities at January 1, 2017.
The Company did not recognize impairment losses on our contract assets in the three and nine months ended September 29, 2018 and September 30, 2017.
13.     SEGMENTS AND DISAGGREGATION OF REVENUE
The Company’s chief operating decision maker is its Chief Executive Officer. The Company has determined it has two reportable segments: Industrial, which includes the operations that develop and manufacture its reflective display products and virtual reality systems for test and simulation products, and Kopin, which includes the operations that develop and manufacture its other products.
As noted in Note 2. Accounting Standards, effective December 31, 2017, the Company adopted Topic 606 using the modified retrospective method. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

Segment financial results were as follows:

	Three Months Ended		Nine Months Ended
Total Revenue (in thousands)	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Kopin	$3,629	$3,744	$11,033	$10,409
Industrial	1,895	2,395	6,549	6,036
Eliminations	(398)	—	(858)	—
Total	$5,126	$6,139	$16,724	$16,445

	Three Months Ended		Nine Months Ended
Total Intersegment Revenue (in thousands)	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Kopin	$—	$—	$—	$—
Industrial	398	—	858	—
Total	$398	$—	$858	$—

	Three Months Ended		Nine Months Ended
Net Loss Attributable to Kopin (in thousands)	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Kopin	$(9,814)	$(8,117)	$(24,650)	$(23,170)
Industrial	23	(130)	81	(268)
Total	$(9,791)	$(8,247)	$(24,569)	$(23,438)

Total Assets (in thousands)			September 29, 2018	December 30, 2017
Kopin			$62,573	$82,707
Industrial			9,052	8,615
Total			$71,625	$91,322
Total long-live assets by country at September 29, 2018 and December 30, 2017 were:

Total Long-lived Assets (in thousands)	September 29, 2018	December 30, 2017
U.S.	$2,103	$2,456
United Kingdom	228	192
China	2,575	338
Japan	142	206
Korea	28	1,885
Total	$5,076	$5,077
We disaggregate our revenue from contracts with customers by geographic location and by display application, as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.

During the three and nine months ended September 29, 2018 and September 30, 2017, the Company derived its sales from the following geographies:

	Three Months Ended September 29, 2018
	Kopin		Industrial		Total
(In thousands, except percentages)	Revenue	% of Total	Revenue	% of Total	Revenue	% of Total
United States	$2,427	47%	$820	16%	$3,247	63%
Other Americas	14	—	6	—	20	—
Total Americas	2,441	48	826	16	3,267	64
Asia-Pacific	863	17	324	6	1,187	23
Europe	325	6	341	7	666	13
Other	—	—	6	—	6	—
Total Revenues	$3,629	71%	$1,497	29%	$5,126	100%

	Three Months Ended September 30, 2017
	Kopin		Industrial		Total
(In thousands, except percentages)	Revenue	% of Total	Revenue	% of Total	Revenue	% of Total
United States	$2,000	33%	$886	14%	$2,886	47%
Other Americas	3	—	—	—	3	—
Total Americas	2,003	33	886	14	2,889	47
Asia-Pacific	1,200	20	168	3	1,368	22
Europe	541	9	1,341	22	1,882	31
Total Revenues	$3,744	61%	$2,395	39%	$6,139	100%

	Nine Months Ended September 29, 2018
	Kopin		Industrial		Total
(In thousands, except percentages)	Revenue	% of Total	Revenue	% of Total	Revenue	% of Total
United States	$7,586	45%	$2,814	17%	$10,400	62%
Other Americas	43	1	29	—	72	1
Total Americas	7,629	46	2,843	17	10,472	63
Asia-Pacific	2,331	14	1,484	9	3,815	23
Europe	1,073	6	1,336	8	2,409	14
Other	—	—	28	—	28	—
Total Revenues	$11,033	66%	$5,691	34%	$16,724	100%

	Nine Months Ended September 30, 2017
	Kopin		Industrial		Total
(In thousands, except percentages)	Revenue	% of Total	Revenue	% of Total	Revenue	% of Total
United States	$6,166	37%	$1,742	11%	$7,908	48%
Other Americas	13	—	22	—	35	—
Total Americas	6,179	37	1,764	11	7,943	48
Asia-Pacific	2,800	17	1,349	8	4,149	25
Europe	1,430	9	2,915	18	4,345	27
Other	—	—	8	—	8	—
Total Revenues	$10,409	63%	$6,036	37%	$16,445	100%

During the three and nine months ended September 29, 2018 and September 30, 2017, the Company derived its sales from the following display applications:

	Three Months Ended September 29, 2018			Three Months Ended September 30, 2017
(In thousands)	Kopin	Industrial	Total	Kopin	Industrial	Total
Military	$582	$917	$1,499	$913	$1,872	$2,785
Industrial	721	562	1,283	657	519	1,176
Consumer	816	—	816	1,282	—	1,282
R&D	1,482	1	1,483	550	—	550
Other	28	17	45	342	4	346
Total Revenues	$3,629	$1,497	$5,126	$3,744	$2,395	$6,139

	Nine Months Ended September 29, 2018			Nine Months Ended September 30, 2017
(In thousands)	Kopin	Industrial	Total	Kopin	Industrial	Total
Military	$2,448	$2,972	$5,420	$2,721	$3,637	$6,358
Industrial	1,941	2,320	4,261	1,765	2,321	4,086
Consumer	3,213	—	3,213	2,811	—	2,811
R&D	3,363	200	3,563	1,934	9	1,943
Other	68	199	267	1,178	69	1,247
Total Revenues	$11,033	$5,691	$16,724	$10,409	$6,036	$16,445

14.	LITIGATION
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
BlueRadios, Inc. v. Kopin Corporation, Civil Action No. 16-02052-JLK (D. Col.):
On August 12, 2016, BlueRadios, Inc. ("BlueRadios") filed a complaint in the U.S. District Court for the District of Colorado, alleging that the Company breached a contract between it and BlueRadios concerning a joint venture between the Company and BlueRadios to design, develop and commercialize micro-display products with embedded wireless technology referred to as “Golden-i” breached the covenant of good faith and fair dealing associated with that contract, breached its fiduciary duty to BlueRadios, and misappropriated trade secrets owned by BlueRadios in violation of Colorado law (C.R.S. § 7-74-104(4)) and the Defend Trade Secrets Act (18 U.S.C. § 1836(b)(1)). BlueRadios further alleges that the Company was unjustly enriched by its alleged misconduct, BlueRadios is entitled to an accounting to determine the amount of profits obtained by the Company as a result of its alleged misconduct, and the inventorship on at least ten patents or patent applications owned by the Company need to be corrected to list BlueRadios’ employees as inventors and thereby list BlueRadios as co-assignees of the patents. BlueRadios seeks monetary, declaratory, and injunctive relief.
On October 11, 2016, the Company filed its Answer and Affirmative Defenses. The parties are in the midst of discovery, with the close of all discovery currently set for March 14, 2019. A trial date has not yet been set by the Court. The Company has not concluded a loss from this matter is probable; therefore, we have not recorded an accrual for litigation or claims related to this matter for the period ended September 29, 2018. The Company will continue to evaluate information as it becomes known and will record an estimate for losses at the time or times when it is both probable that a loss has been incurred and the amount of the loss is reasonably estimable.
15.     RELATED PARTY TRANSACTIONS
The Company may from time to time enter into agreements with stockholders, affiliates and other companies engaged in certain aspects of the display, electronics, optical and software industries as part of our business strategy. In addition, the wearable computing product market is relatively new and there may be other technologies the Company needs to purchase from affiliates to enhance its product offering.

During the three and nine month periods ended September 29, 2018 and September 30, 2017, the Company had the following transactions with related parties:

	Three Months Ended
	September 29, 2018		September 30, 2017
	Sales	Purchases	Sales	Purchases
Goertek	$—	$90,594	$—	$207,694
RealWear, Inc.	634,834	—	48,320	—
	$634,834	$90,594	$48,320	$207,694

	Nine Months Ended
	September 29, 2018		September 30, 2017
	Sales	Purchases	Sales	Purchases
Goertek	$—	$389,503	$—	$390,619
RealWear, Inc.	1,147,789	—	109,952	—
	$1,147,789	$389,503	$109,952	$390,619
The Company had the following receivables, contract assets and payables with related parties:

	September 29, 2018			December 30, 2017
	Receivables	Total contract assets	Payables	Receivables	Payables
Goertek	$—	$—	$145,538	$—	$326,877
RealWear, Inc.	589,358	900,000	—	414,635	—
	$589,358	$900,000	$145,538	$414,635	$326,877

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995, including, without limitation, statements made relating to our expectation that we will have negative cash flow from operating activities in 2018; our intention to continue to pursue U.S. government development contracts for applications that relate to our commercial product applications; our belief that it is important to retain personnel with experience and expertise relevant to our business; our belief that it is important to invest in research and development to achieve profitability even during periods when we are not profitable; our belief that our wearable technology will be embraced by consumers and commercial users; our belief that our ability to develop and expand our wearable technologies and to market and license our concept systems and components will be critical for our revenue growth, positive cash flow, and profitability; our belief that a strengthening of the U.S. dollar could increase the price of our products in foreign markets; our expectation that the impact of the adoption of the new standard, ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), will be material to the Company's revenues on an ongoing basis; our expectation that our revenues for the fiscal year 2018 will be in the range of $24.5 million to $26.5 million; our belief that our future success will depend primarily upon the technical expertise, creative skills and management abilities of our officers and key employees rather than on patent ownership; our belief that our extensive portfolio of patents, trade secrets and non-patented know-how provides us with a competitive advantage in the wearable technologies market; our expectation not to pay cash dividends for the foreseeable future and to retain earnings for the development of our businesses; our expectation that we will expend between $1.0 million and $1.5 million on capital expenditures over the next twelve months; our belief that our available cash resources will support our operations and capital needs for at least the next twelve months; our expectation that we will incur taxes based on our foreign operations in 2018; our expectation that we will have a state tax provision in 2018; our statement that we do not have any immediate plans to repatriate the cash and marketable debt securities held in our foreign subsidiaries, other than Korea; our expectation that we would have foreign withholding at a rate of 16.5% if we were to repatriate foreign earnings from our Korean subsidiary and that no taxes would be paid in the U.S. upon repatriation as we currently expect such foreign earnings to be a return of capital; and our belief that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations, and cash flows should not be material. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industries in which we operate, management's beliefs, and assumptions made by management. In addition, other written or oral statements, which constitute forward-looking statements, may be made by or on our behalf. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “could,” “seeks,” “estimates,” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements, whether as a result of new information, future events or otherwise. Factors that could cause or contribute to such differences in outcomes and results include, but are not limited to any of, those discussed below in Item 1A and those set forth in our other periodic filings filed with the SEC. Except as required by the federal securities laws, we do not intend to update any forward-looking statements even if new information becomes available or other events occur in the future.

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
The following discussion should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 30, 2017 and our unaudited condensed consolidated financial statements included in this Form 10-Q.
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

Revenue Recognition
Substantially all of our revenues are either derived from the sales of components for use in military applications or our wearable technology components that can be integrated to create industrial and consumer headset systems. We also have development contracts for the design, manufacture and modification of products for the U.S. government or a prime contractor for the U.S. government (“U.S. government”) or for a customer that sells into the industrial or consumer markets. The Company's contracts with the U.S. government are typically subject to the Federal Acquisition Regulations (“FAR”) and are priced based on estimated or actual costs of producing goods. The FAR provides guidance on the types of costs that are allowable in establishing prices for goods provided under U.S. government contracts. The pricing for non-U.S. government contracts is based on the specific negotiations with each customer.
Our fixed-price contracts with the U.S. government may result in revenue recognized in excess of amounts actually billed. We disclose the in excess of revenues over amounts actually billed as Contract assets and unbilled receivables on the balance sheet. Amounts billed and due from our customers are classified as Accounts receivable on the balance sheets. In some instances, the U.S. government retains a small portion of the contract price until completion of the contract. The portion of the payments retained until final contract settlement is not considered a significant financing component because the intent is to protect the customer. For contracts with the U.S. government, we typically receive interim payments either as work progresses, we achieve certain milestones or based on a schedule in the contract. We recognize a liability for these advance payments in excess of revenue recognized and present it as Contract liabilities and billings in excess of revenue earned on the balance sheets. The advanced payment typically is not considered a significant financing component because it is used to meet working capital demands that can be higher in the early stages of a contract and to protect us from the other party failing to adequately complete some or all of its obligations under the contract. For industrial and consumer purchase orders, we typically receive payments within 30 to 60 days of shipments of the product, although for some purchase orders, we may require an advanced payment prior to shipment of the product.
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
Commencing in 2018 for certain contracts with the U.S. government, the Company recognizes revenue over time as we perform because of continuous transfer of control to the customer and the lack of an alternative use for the product. The continuous transfer of control to the customer is supported by liability clauses in the contract that allow the U.S. government to unilaterally terminate the contract for convenience, pay us for costs incurred plus a reasonable profit and take control of any work in process. For contracts with commercial customers, while the contract may have a similar liability clause, our products historically have an alternative use and thus, revenue is recognized at a point in time.
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
The rights and benefits to the Company's intellectual property are conveyed to certain customers through technology license agreements. These agreements may include other performance obligations including the sale of product to the customer. When the license is distinct from other obligations in the agreement, the Company treats the license and other performance obligations as separate performance obligations. Accordingly, the license is recognized at a point in time or over time based on the standalone selling price. The sale of materials is recognized at a point in time, which occurs with the transfer of control of the Company's products or services. In certain instances, the Company is entitled to sales-based royalties under license agreements. These sales-based royalties are recognized when they are earned.
 Results of Operations
As described in our "Forward-Looking Statements" on page 24 of this Form 10-Q, our interim period results of operations and period-to-period comparisons of such results may not be indicative of our future operating results. Additionally, we use a fiscal calendar, which may result in differences in the number of work days in the current and comparable prior interim periods and could affect period-to-period comparisons. The following discussions of comparative results among periods, including the discussion of segment results, should be viewed in this context.
Revenues.   For the three and nine months ended September 29, 2018 and September 30, 2017, our revenues by display application, which include product sales and amounts earned from research and development contracts, were as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Military	$1,499	$2,785	$5,420	$6,358
Industrial	1,283	1,176	4,261	4,086
Consumer	816	1,282	3,213	2,811
R&D	1,483	550	3,563	1,943
Other	45	346	267	1,247
Total Revenues	$5,126	$6,139	$16,724	$16,445
Sales of our products for Military applications include systems used by the military both in the field and for training and simulation. The decrease in Military applications revenues in the three and nine months ended September 29, 2018 as compared to the three and nine months ended September 30, 2017 is primarily due to the completion of military programs at our subsidiary NVIS, Inc. ("NVIS"). This decrease was partially offset by an increase in revenue from virtual reality optical systems for simulation and training for the U.S. military.
Industrial applications revenue represents customers who purchase our display products for use in headsets used for applications in manufacturing, distribution, public safety, 3D metrology equipment and other industrial applications. Our 3D metrology customers are primarily located in Asia and they sell to Asian contract manufacturers who use the 3D metrology machines for quality control purposes. The increase in Industrial applications revenue for the three and nine months ended

September 29, 2018 as compared to the three and nine months ended September 30, 2017 is primarily due to an increase in sales to customers who use our display components in industrial headsets.
Sales of our displays for Consumer applications is primarily for the use in thermal imaging products, recreational rifle and hand-held scopes and drone racing headsets. The decrease in Consumer applications for the three and nine months ended September 29, 2018 as compared to the three and nine months ended September 30, 2017 was primarily due to decreased demand for displays and components used in thermal imaging products and drone racing headsets.
R&D revenues increased in the three and nine months ended September 29, 2018 as compared to the three and nine months ended September 30, 2017 primarily due to funding for U.S. military programs, including the Family of Weapon Sights ("FWS") program.
Historically, we have recognized revenue in the period when we have shipped units of products. For the fiscal year 2018, we adopted Topic 606 and certain revenues are being recorded on the percentage of completion method using a cost-to-cost approach. Prior to the adoption of Topic 606, we believe we would have recorded approximately $4.1 million as revenue, however, with our adoption of Topic 606 the approximately $4.1 million was recognized as part of the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The Company expects the impact of the adoption of the new standard to be material to the Company's revenues on an ongoing basis. Our expectation is that our revenues for the fiscal year 2018 will be in the range of $24.5 million to $26.5 million.
International sales represented 37% and 53% of product revenues for the three months ended September 29, 2018 and September 30, 2017, respectively, and 38% and 52% of product revenues for the nine months ended September 29, 2018 and September 30, 2017, respectively. Our international sales are primarily denominated in U.S. currency. Consequently, a strengthening of the U.S. dollar could increase the price in local currencies of our products in foreign markets and make our products relatively more expensive than competitors' products that are denominated in local currencies, which could lead to a reduction in sales or profitability in those foreign markets. We have not taken any protective measures against exchange rate fluctuations, such as purchasing hedging instruments with respect to such fluctuations, because of the historically stable exchange rate between the British Pound Sterling (the functional currency of our U.K. subsidiaries) and the U.S. dollar. Foreign currency translation impact on our results, if material, is described in further detail under "Item 3. Quantitative and Qualitative Disclosures About Market Risk" section below.
Cost of Product Revenues. Cost of product revenues, which is comprised of materials, labor and manufacturing overhead related to the production of our products for the three and nine months ended September 29, 2018 and September 30, 2017 were as follows:

	Three Months Ended		Nine Months Ended
(In thousands, except for percentages)	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Cost of product revenues	$3,660	$4,145	$11,220	$11,379
Cost of product revenues as a % of net product revenues	100.4%	74.2%	85.3%	78.5%
Cost of product revenues as a percentage of net product revenues in the three and nine months ended September 29, 2018 increased as compared to the three and nine months ended September 30, 2017. The decrease in cost of product revenues for the three and nine months ended September 29, 2018 as compared to the three and nine months ended September 30, 2017 was primarily due to a decrease in volumes from lower sales in the third quarter of 2018 and lower yields.
Research and Development. R&D expenses are incurred in support of internal display development programs or programs funded by agencies or prime contractors of the U.S. government and commercial partners. R&D costs include staffing, purchases of materials and laboratory supplies, circuit design costs, fabrication and packaging of display products, and overhead. In fiscal year 2018, we expect our R&D expenditures to be related to our display products, overlay weapon sights and Kopin Wearable technologies. Funded and internal R&D expense are combined in research and development expenses in the statement of operations. R&D expenses for the three and nine months ended September 29, 2018 and September 30, 2017 were as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Funded	$2,006	$765	$3,640	$2,383
Internal	2,593	4,488	9,937	11,831
Total research and development expense	$4,599	$5,253	$13,577	$14,214
Funded R&D expense for the three and nine months ended September 29, 2018 increased as compared to the three and nine months ended September 30, 2017 primarily due to an increase in funding for U.S. military programs, including the FWS program. For the three and nine months ended September 29, 2018, internal R&D decreased as compared to the three and nine months ended September 30, 2017 primarily due to products moving into the commercialization phase.
Selling, General and Administrative.   Selling, general and administrative ("S,G&A") expenses consist of the expenses incurred by our sales and marketing personnel and related expenses, and administrative and general corporate expenses. S,G&A expenses for the three and nine months ended September 29, 2018 and September 30, 2017 were as follows:

	Three Months Ended		Nine Months Ended
(In thousands, except for percentages)	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Selling, general and administration expense	$7,166	$5,345	$21,011	$16,187
Selling, general and administration expense as a % of revenues	139.8%	87.1%	125.6%	98.4%
S,G&A increased for the three and nine months ended September 29, 2018 as compared to the three and nine months ended months ended September 30, 2017 primarily due to an increase in compensation expenses including stock-based compensation, legal expenses, product advertising and patent maintenance cost.
Other Income, net. Other income, net, is primarily composed of interest income, foreign currency transaction and remeasurement gains and losses incurred by our Korean and U.K.-based subsidiaries and other non-operating income items. Other income, net, for the three and nine months ended September 29, 2018 and September 30, 2017 was as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Other income, net	$175	$306	$4,442	$691
During the three months ended September 29, 2018 and September 30, 2017, we recorded $0.2 million of foreign currency losses and $0.2 million of foreign currency gains, respectively. During the nine months ended September 29, 2018 and September 30, 2017, we recorded a $0.3 million and $0.4 million of foreign currency losses, respectively. During the nine months ended September 29, 2018 and September 30, 2017, we recorded a non-cash loss of less than $0.1 million and $0.3 million gain, respectively, on the mark-to-market of equity investments. During the nine months ended September 29, 2018, the Company recognized a gain of $2.9 million from the transfer of intellectual property in exchange for equity interest in an investment. During the nine months ended September 29, 2018, the Company received $1.0 million of insurance proceeds related to the embezzlement at our Korean subsidiary, which was discovered in 2016.
Tax Provision.  The Company recorded a tax benefit of approximately $0.3 million and $0.1 million for the three months and nine months ended September 29, 2018, respectively. The tax benefit for the three months and nine months ended September 29, 2018 was due to a change in estimate related to deferred tax liabilities for the Company's withholding tax on future repatriated earnings from the Company's Korean subsidiary. The Company’s tax benefit of approximately $1.1 million for the nine months ended September 30, 2017, represents the net benefit of $0.1 million for foreign income taxes including loss carryback to 2016, uncertain tax positions and a benefit for the net reduction in estimated foreign withholding. In addition, as a result of the acquisition of NVIS, Inc. in the first quarter of 2017, we recognized $1.0 million of deferred tax liabilities which provided evidence of recoverability of our net deferred tax assets that previously carried a full valuation allowance. We reduced the valuation allowance on our net deferred tax assets in the amount of $1.0 million and such reduction was recognized as a benefit for income taxes for the nine months ended September 30, 2017.
Net Loss (Income) Attributable to Noncontrolling Interest. As of September 29, 2018 and September 30, 2017, we owned approximately 93% of the equity of our Korean subsidiary, Kowon, and 80% of the equity of eMDT America ("eMDT"). Net loss (income) attributable to noncontrolling interest on our consolidated statement of operations represents the portion of the results of operations of our majority owned subsidiaries which is allocated to the stockholders of the equity interests not owned by us. The change in net loss (income) attributable to noncontrolling interest is the result of the change in the results of operations of Kowon and eMDT for the three and nine months ended September 29, 2018 and September 30, 2017.
Liquidity and Capital Resources
At September 29, 2018 and December 30, 2017, we had cash and cash equivalents and marketable securities of $46.2 million and $68.8 million, respectively, and working capital of $46.8 million and $67.6 million at September 29, 2018 and December 30, 2017, respectively. The change in cash and cash equivalents and marketable securities was primarily due to net outflow of cash used in operating activities of $20.2 million, the purchases of marketable debt securities of $4.9 million, capital expenditures of $1.0 million and an equity investment purchase of $1.0 million, partially offset by proceeds from the sale of marketable debt securities.
Cash and cash equivalents and marketable debt securities held in U.S. Dollars at:

	September 29, 2018	December 30, 2017
Domestic locations	$34,672,549	$55,488,190
International locations	6,212,222	6,110,496
Subtotal cash and cash equivalents marketable debt securities held in U.S. dollars	40,884,771	61,598,686
Cash and cash equivalents held in other currencies and converted to U.S. dollars	5,318,245	7,156,998
Total cash and cash equivalents and marketable debt securities	$46,203,016	$68,755,684
We have no plans to repatriate the cash and cash equivalents held in our foreign subsidiaries FDD and Kopin Software Ltd. and, as such, we have not recorded any deferred tax liability with respect to such cash. The manufacturing operations at our Korean facility, Kowon, have ceased. Kowon had approximately $11.0 million of cash and cash equivalents at September 29, 2018, which we anticipate will eventually be remitted to the U.S. and, accordingly, we have recorded deferred tax liabilities associated with its unremitted earnings.
As part of the NVIS acquisition, additional payments by the Company of up to $2.0 million may be required if certain future operating performance milestones are met and the selling stockholders remain employed with NVIS through March 2020. As there is a requirement to remain employed to earn the contingent payments, these contingent payments will be treated as compensation expense.
We expect to expend between $1.0 million and $1.5 million on capital expenditures in 2018.
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
We invest our excess cash in high-quality U.S. government, government-backed (i.e.: Fannie Mae, FDIC guaranteed bonds and certificates of deposit) and corporate debt instruments, which bear lower levels of relative risk. We believe that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations and cash flows should not be material to our cash flows or income. It is possible that interest rate movements would increase our unrealized gain or loss on debt securities. We are exposed to changes in foreign currency exchange rates primarily through our translation of our foreign subsidiaries' financial position, results of operations, and transaction gains and losses as a result of non-U.S. dollar denominated cash flows related to business activities in Asia and Europe, and remeasurement of U.S. dollars to the British pound and the Korean won, the functional currency of our U.K. and Korean subsidiaries, respectively. We are also exposed to the effects of exchange rates in the purchase of certain raw materials, which are in U.S. dollars, but the price on future purchases is subject to change based on the relationship of the Japanese yen to the U.S. dollar. We do not currently hedge our foreign currency exchange rate risk. We estimate that any market risk associated with our international operations or investments is unlikely to have a material adverse effect on our business, financial condition or results of operation. Our portfolio of marketable debt securities is subject to interest rate risk although our intent is to hold securities until maturity. The credit rating of our investments may be affected by the underlying financial health of the guarantors of our investments. We use silicon wafers but do not enter into forward or futures hedging contracts to mitigate against risks related to the price of silicon.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of September 29, 2018, the Company conducted an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 29, 2018, defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The term “disclosure controls and procedures” means controls and other procedures that are designed to ensure that information required to be disclosed by the Company in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the requisite time periods and that such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act are accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of September 29, 2018.

Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 29, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
BlueRadios, Inc. v. Kopin Corporation, Civil Action No. 16-02052-JLK (D. Col.):
On August 12, 2016, BlueRadios, Inc. ("BlueRadios") filed a complaint in the U.S. District Court for the District of Colorado, alleging that the Company breached a contract between it and BlueRadios concerning a joint venture between the Company and BlueRadios to design, develop and commercialize micro-display products with embedded wireless technology referred to as “Golden-i” breached the covenant of good faith and fair dealing associated with that contract, breached its fiduciary duty to BlueRadios, and misappropriated trade secrets owned by BlueRadios in violation of Colorado law (C.R.S. § 7-74-104(4)) and the Defend Trade Secrets Act (18 U.S.C. § 1836(b)(1)). BlueRadios further alleges that the Company was unjustly enriched by its alleged misconduct, BlueRadios is entitled to an accounting to determine the amount of profits obtained by the Company as a result of its alleged misconduct, and the inventorship on at least ten patents or patent applications owned by the Company need to be corrected to list BlueRadios’ employees as inventors and thereby list BlueRadios as co-assignees of the patents. BlueRadios seeks monetary, declaratory, and injunctive relief.
On October 11, 2016, the Company filed its Answer and Affirmative Defenses. The parties are in the midst of discovery, with the close of all discovery currently set for March 14, 2019. A trial date has not yet been set by the Court. The Company has not concluded a loss from this matter is probable; therefore, we have not recorded an accrual for litigation or claims related to this matter for the period ended September 29, 2018. The Company will continue to evaluate information as it becomes known and will record an estimate for losses at the time or times when it is both probable that a loss has been incurred and the amount of the loss is reasonably estimable.

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
Changes in government trade policies could increase the cost of our products, which may materially adversely affect our sales or profitability. We depend on Chinese, Taiwanese, and Korean foundries for the manufacture of integrated circuits for our Display products. The U.S. government recently proposed, among other actions, imposing new or higher tariffs on specified imported products originating from China in response to what it characterizes as unfair trade practices, and China has responded by proposing new or higher tariffs on specified products imported from the U.S. In notices published on April 6, 2018 and June 20, 2018, the Office of the United States Trade Representative issued a determination and requests for public comment under Section 301 under the Trade Act of 1974 (the “Notices”) concerning the proposed imposition of an additional 25% tariff on specified products from China, which products comprised approximately $50.0 billion in estimated annual trade value for calendar year 2018. The list of products set forth in the Notices included diodes, integrated circuits and other products that we import from China as part of our supply chain. Further tariffs may be imposed in the future, including a tariff of 25% on integrated circuits, which may be imposed after the completion of a public comment period, which was expected to end on July 31, 2018. Tariffs on components that we import from China or other nations that have imposed, or may in the future impose, tariffs would cause our expenses to increase, which would adversely affect our profitability unless we were able to exclude our products from the tariffs or we raise prices for our products, which may result in our products becoming less attractive relative to products offered by our competitors. In addition, future actions or escalations by either the U.S. or China that affect trade relations may also affect our business, or that of our suppliers or customers, and we cannot provide any assurances as to whether such actions will occur or the form that they may take. Moreover, it is uncertain to what extent, if any, the U.S. tariffs on components that we import from China will affect the Taiwanese foundries on which we depend, in part because many Taiwanese foundries conduct parts of their manufacturing in China.
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
We did not sell any securities during the three months ended September 29, 2018 that were not registered under the Securities Act.

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

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 29, 2018 (Unaudited) and December 30, 2017, (ii) Condensed Consolidated Statements of Operations (Unaudited) for the three and nine months ended September 29, 2018 and September 30, 2017, (iii) Condensed Consolidated Statement of Comprehensive (Loss) Income (Unaudited) for the three and nine months ended September 29, 2018 and September 30, 2017, (iv) Condensed Consolidated Statements of Stockholders’ Equity (Unaudited) for the nine months ended September 29, 2018, (v) Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 29, 2018 and September 30, 2017, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KOPIN CORPORATION (Registrant)

Date:	November 8, 2018	By:	/S/ John C.C. Fan
John C.C. Fan
President, Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

Date:	November 8, 2018	By:	/S/ RICHARD A. SNEIDER
Richard A. Sneider
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)