Form 10-K
period 2018-12-29
KOPIN CORP
filed 2019-03-14
CIK 771266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 29, 2018
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company,” and emerging growth company in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☒
Non-Accelerated Filer	☐	Smaller Reporting Company	☐
		Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2018 (the last business day of the registrant's most recent second fiscal quarter), the aggregate market value of outstanding shares of voting stock held by non-affiliates of the registrant was $164,583,000.
As of March 8, 2019, 76,282,062 shares of the registrant’s Common Stock, par value $.01 per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to its 2019 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

Part I
Forward Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the safe harbor created by such sections. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “could,” “would,” “seeks,” “estimates,” and variations of such words and similar expressions, and the negatives thereof, are intended to identify such forward-looking statements. We caution readers not to place undue reliance on any such “forward-looking statements,” which speak only as of the date made, and advise readers that these forward-looking statements are not guarantees of future performance and involve certain risks, uncertainties, estimates, and assumptions by us that are difficult to predict. Various factors, some of which are beyond our control, could cause actual results to differ materially from those expressed in, or implied by, such forward-looking statements. All such forward-looking statements, whether written or oral, and whether made by us or on our behalf, are expressly qualified by these cautionary statements and any other cautionary statements which may accompany the forward-looking statements. In addition, we disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of this report, except as may otherwise be required by the federal securities laws.

We have identified the following important factors that could cause actual results to differ materially from those discussed in our forward-looking statements. Such factors may be in addition to the risks described in Part I, Item 1A, “Risk Factors;” Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; and other parts of this Annual Report on Form 10-K. These factors include: our ability to continue as a going concern; our ability to obtain raw materials and other goods as well as services from our suppliers as needed; our intent to continue focusing our development efforts on proprietary wearable computing systems; the potential for customers to choose our competitors as their supplier; our expectation that we will have negative cash flow from operating activities in 2019; our ability to prosecute and defend our proprietary technology aggressively or successfully; our ability to retain personnel with experience and expertise relevant to our business; our ability to invest in research and development to achieve profitability even during periods when we are not profitable; our ability to continue to introduce new products in our target markets; the degree to which our wearable technology is embraced by consumers and commercial users; our ability to develop and expand our wearable technologies and to market and license our concept systems and components; our ability to generate revenue growth and positive cash flow, and reach profitability; the strengthening of the U.S. dollar and its effects on the price of our products in foreign markets; the impact of new regulations and customer demands relating to conflict minerals; our ability to obtain a competitive advantage in the wearable technologies market through our extensive portfolio of patents, trade secrets and non-patented know-how; our ability to grow within our targeted markets; smartphone makers’ intent to create products that work as a complement to smartphones or that will eventually replace smartphones with more convenient configurations; the importance of small form factor displays in the development of military, consumer, and industrial products such as thermal weapon sights, safety equipment, virtual and augmented reality gaming, training and simulation products and metrology tools; our ability to successfully offer and market our SOLOS smart glasses directly via the Internet; our ability to offer Golden-i Infinity through value added resellers; the suitability of our properties for our needs for the foreseeable future; our expectation not to pay cash dividends for the foreseeable future and to retain earnings for the development of our businesses; our expectation that we will expend between $1.5 million and $2.0 million on capital expenditures over the next twelve months; if we do not soon achieve and maintain positive cash flow and profitability, our financial condition will ultimately be materially adversely affected, and we will be required to reduce expenses, including our investments in research and development or raise additional capital; our ability to support our operations and capital needs for at least the next twelve months through our available cash resources; our expectation that we will incur taxes based on our foreign operations in 2019; and our expectation that we will have a state tax provision in 2019.

Item 1.	Business
Introduction
We were incorporated in Delaware in 1984 and are a leading inventor, developer, manufacturer and seller of components and systems for industrial, public safety and consumer augmented ("AR") and virtual reality ("VR") wearable headsets, soldier, avionic and military armored vehicle applications, 3D optical inspection systems and training & simulation markets.
The components that we offered for sale in 2018 consisted of our proprietary miniature active-matrix liquid crystal displays (“AMLCD”), liquid crystal on silicon (“LCOS”) displays / Spatial Light Modulators (“SLMs”), organic light emitting diode (“OLED”) displays, application specific integrated circuits (“ASICs”), backlights, optical lenses and audio integrated circuits (“IC”). We refer to our AMLCD as “CyberDisplay®”, our LCOS displays/SLMs as “Time Domain ImagingTM technology”, our OLED as “Lightning™ Displays” and our audio IC as “Whisper® Chip.” Our transmissive AMLCDs are designed in Westborough, Massachusetts, U.S.A., have initial manufacturing steps performed in Asia and then are completed in our facilities in Westborough, Massachusetts, U.S.A. Our reflective LCOS microdisplays are designed in Dalgety Bay, Scotland, U.K., have initial manufacturing steps performed in Asia and are completed in our facilities in Dalgety Bay, Scotland, U.K. Our OLED displays are designed in our San Jose, California, U.S.A. facility and have initial manufacturing steps performed in Asia and then are completed by us in our facilities in Westborough, Massachusetts, U.S.A. In 2019 we anticipate that our OLED displays will be completely manufactured in Asia. Our displays provide either color or monochrome images and are offered in a variety of sizes and resolutions. The display driver ASICs we offer are designed in our San Jose, California facility and are the electronic interfaces between our displays and the products into which the displays are incorporated. The optical lenses and backlights we offer are based on either our proprietary designs or designs we license from third parties. Our licensed optical lenses are subject to agreements that have termination dates and are therefore subject to renewals. Our audio technologies are developed at our San Jose, California audio lab. The Whisper Chip, ASICs, optical lenses, and backlights are manufactured by third parties based on our purchase orders.
Our components are sold separately or in various levels of integration. For example, we offer a display as a single product, a display module which includes a display, an optical lens and backlight contained in either plastic or metal housings, a binocular display module which has two displays, lenses and backlights, and a higher-level assembly which has additional components for military applications. Current products which include our components are augmented reality consumer wearable devices for sports and fitness and virtual reality consumer products for recreational and sport drones; military devices such as thermal weapon sights and fighter pilot helmets; and industrial and public safety devices such as firefighter thermal camera enabled masks. Our reflective display products are also configured as SLMs and are used in industrial equipment for 3D optical inspection. Our OLED display was first introduced in 2017 and our sales of OLED displays in 2018 have primarily been for sample purposes or customer development programs.
We have designed and offered systems that are focused on the emerging enterprise and consumer markets for head-worn, hands-free voice and gesture controlled wireless computing and communication devices. Our systems connect via a wire, Bluetooth or WiFi to a smartphone or similar device in order to access or transmit information from or to the Internet or devices that are in close proximity. A feature of our enterprise systems is the ability to contact a resource, referred to as the “Remote Expert”, who can help in resolving problems. The system user and the Remote Expert can be in different locations so while the system user may be in a hazardous location the Remote Expert may be in a relatively safe location. This allows companies that purchase enterprise systems the ability to leverage their in-house experts to the technicians in the field. We currently license our systems under agreements which may include a royalty payable to us and a purchase and supply agreement which requires our customer to buy our components for the system. These systems include our components and a variety of commercially available software packages and our proprietary software. Our business model is to license our concept systems or technologies to branded OEM customers who wish to develop and market head-worn products for both mobile enterprise and consumer applications.
We offer SOLOS® smart glasses, which are sunglasses with AR capabilities designed for the health and fitness market. SOLOS is our proprietary design and contains our display, optic, and ASIC technologies and internally developed software. SOLOS smart glasses are hands-free head-worn devices that obtain information from sensors or the internet via a smartphone and displays the information on the sunglass lens. SOLOS smart glasses uses Bluetooth, WiFi or ANT+ to connect to devices. For example, a cyclist user can see the information being provided by the bike sensors such as speed, cadence or watts produced, can access the Internet for GPS location or can access an Internet training application. SOLOS is designed in our Westborough, Massachusetts U.S.A. facility. We provide our components to a contract manufacturer in Asia who assembles SOLOS.
Our NVIS, Inc. (“NVIS”) subsidiary is a designer and manufacturer of military and industrial head-mounted virtual reality products and simulated military equipment located in Reston, Virginia U.S.A. Depending on the size of the order NVIS’s products are either manufactured in its Reston, Virginia facility or by a contract manufacturer in the U.S.A. NVIS products allow customers to visualize and interact with simulated 3D environments and equipment for training purposes. Our customers develop high-fidelity training and simulation applications that require high-performance visuals, intuitive controls, and unsurpassed customer support. Some of NVIS’s products include our LCOS displays.

Sales to significant non-affiliated customers for fiscal years 2018, 2017 and 2016, as a percentage of total revenues, is as follows:

	Sales as a Percent of Total Revenue
	Fiscal Year
Customer	2018	2017	2016
Military Customers in Total	36%	48%	24%
General Dynamics	11%	*	*
DRS Technologies	*	10%	*
Collins Aerospace	20%	10%	12%
Shenzhen Oriscape	*	*	20%
U.S. Army	*	12%	*
Funded Research and Development Contracts	20%	11%	7%
Note: The symbol “*” indicates that sales to that customer were less than 10% of the Company’s total revenues. The caption "Military Customers in Total" excludes research and development contracts.
Our fiscal year ends on the last Saturday in December. The fiscal years ended December 29, 2018, December 30, 2017, and December 31, 2016 are referred to herein as fiscal years 2018, 2017 and 2016, respectively. Our principal executive offices are located at 125 North Drive, Westborough, Massachusetts. Our telephone number is (508) 870-5959.
Industry Overview
Wearable Products
The introduction and wide acceptance of the smartphone has generated advances in many technologies including smaller and cheaper electronic components, voice search engines and wireless 4G networks. Smartphone adoption has also been the catalyst for the development of software for a wide-range of applications. Leveraging off of these advances and the growth of cloud computing, a new category of “Wearable” products is emerging that provides access to data. This emerging category of wearable systems can be used for hundreds of different applications by enterprise workers, public safety officials and consumers, bringing ever-increasing productivity, fun and convenience. Through the use of Wearable products both workers and consumers can have access to their digital files, the Internet, phone, e-mail, etc., enabling an “always connected” work-style and lifestyle. We believe that advances in wearables will continue to make the “always connected” life increasingly convenient and more productive by providing easier access to and control of the information accessible through our electronic devices.
Wearable products include body-worn devices such as sensors, scanners and terminals which are sold to enterprise markets to improve worker productivity, and to the consumer market to monitor health and fitness metrics such as heart rate, speed and temperature. The user interface for these devices is typically either a key pad or a touch-screen. Some Wearable products include voice recognition software as an additional feature to allow the user to navigate the device’s interface “hands-free” instead of using a traditional mouse, touch-screen or keypad. We believe wireless smartphone makers are looking to create products that work as a complement to the smartphone or will eventually replace the smartphone with more convenient configurations. Wireless network companies are encouraging the development of more products that utilize their network capacity and other companies are developing products which provide continuous access to social media outlets. In order for the markets for these new products to develop and grow, devices must further advance and application software that exploits the devices’ new features and functions must be developed. Device improvements include smaller, higher resolution displays, lower power processors, longer-life batteries, compact optics and software including voice recognition and noise cancellation.
Our Solution
Kopin Wearable Technology
Kopin Wearable technology includes both component technologies to enable our customers to create headset systems and our own proprietary headset systems. The components we offer for sale primarily consist of our displays, backlights, ASICs, optical lenses and our audio IC, Whisper Chip. Our headset systems include SOLOS smart glasses for the health and fitness market, Golden-i™ Infinity for the enterprise market and a visor for training and simulation.

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
There are several microdisplay technologies commercially available including transmissive, reflective and emissive. We believe we are the only company that offers all of these technologies. Our principal display products are miniature high density color or monochrome AMLCDs that range from approximately 320 x 240 resolution to 2048 x 2048 resolution and are sold in either a transmissive or reflective format. In 2018 we began shipping samples of our emissive OLED display with a resolution of 2048 x 2048 (“2K x 2K”). We sell our displays individually or in combination with our other components assembled in a unit. For example, we offer a display as a product, a module product unit that includes a single display, backlight and optics in a plastic housing, a binocular display module product that includes two displays, backlights and optics in a plastic housing, and a Higher-Level Assembly ("HLA") that contains a display, light emitting diode based illumination, optics, and electronics in a sealed housing, primarily for military applications.
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
Our reflective LCOS display products are miniature high density, dual mode color sequential/monochrome reflective microdisplays with resolutions which range from approximately 1280 x 720 pixels ("720P") resolution to 2K x 2K resolution. These displays are manufactured at our facility in Scotland, U.K. Our reflective displays are based on a proprietary, high-speed, ferroelectric liquid crystal on silicon ("FLCOS") platform. Our digital software and logic-based drive electronics combined with the very fast switching binary liquid crystal enables our microdisplay to process images purely digitally and create red, green and blue gray scale in the time domain. This architecture has major advantages in visual performance over other liquid crystal, organic light-emitting diode and microelectromechanical systems-based technologies: precisely controlled full color or monochrome gray scale is achieved on a matrix of undivided high fill factor pixels, motion artifacts are reduced to an insignificant level and there are no sub-pixels, no moving mirrors and no analog conversions to detract from the quality of the image.
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
Our 2k x 2k Lightning display addresses the most challenging technical hurdles with virtual reality systems, including the visible “screen door” effect, which is due to insufficient display resolution, bulky size, and nausea or dizziness from motion-to-photon latency, as well as heat-build-up caused by high power consumption. We combine the one-inch diagonal Lightning OLED microdisplay (which is less than 1/10 the size of direct view displays for the same resolution) with our patented Pancake™ optics (< 20 mm thick) to enable system manufacturers to create much smaller and thinner mobile VR systems. The Lightning OLED microdisplay has almost zero latency (about 10 microseconds) and an industry leading 120-Hz frame rate. At the same time, Lightning’s distinctive design enables low power consumption, even at 120-Hz.
By offering transmissive, reflective and emissive microdisplay technologies, we can uniquely support whichever technology is best suited for a given application. Transmissive and reflective AMLCDs are typically used in bright light conditions as their brightness can be modulated over a wide range by controlling the backlight operation. OLED technology displays currently have less brightness range, but offer superior contrast and response time characteristics and are better suited in an immersive products environment that blocks out ambient light.
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

Headset Systems
Our headset systems include:

•	Augmented reality health and fitness sunglasses, called SOLOS smart glasses, that have voice and audio capabilities, and a Pupil display module which overlays situational information on the glasses;

•
Industrial headset reference design, called Golden-i, which is a complete head-worn computer that connects to the internet wirelessly and includes an optical pod with one of our display products, a microprocessor, battery, camera, memory and various commercially available software packages that we license;

•
Industrial headset reference design, called Golden-i™ Infinity, which is a device that attaches to a pair of safety glasses, includes an optical pod with one of our display products and a camera and is operated primarily through the use of voice; and

•
Training and simulation head-mounted display with a 1280 x 1024 full color display with either a 50° diagonal field-of-view in see-through or immersive modes or a stereoscopic 60° diagonal field-of-view, built-in microphone and stereo headphones for professional augmented and virtual reality applications.

Except for Golden-i Infinity, our headsets receive, or transmit data, from or to the Internet by interfacing with a smartphone or similar device via WiFi or Bluetooth. They can also receive information from devices in close proximity using ANT+. Golden-i Infinity connects to a smartphone or similar device via wire to leverage the processing capabilities of the smartphone and make the device as small and light as possible. The display module or optical pod allows users to view the information such as Internet data, emails, text messages, maps or biometric data (heart rate), and situational data (speed, distance traveled, watts produced) at a “normal” size because of our specialized optics. Our industrial headsets provide the capability of viewing technical diagrams, by enabling the user to zoom in to see finer details or zoom out to see a larger perspective. Our headsets utilize operating system software we developed or outsource.
For commercial users, we believe the following features can drive adoption through improved productivity:

•	User can access cloud based systems to obtain up-to-date work instructions, checklists, diagrams or videos in order to perform the required tasks;

•	Our systems enable the user to stream video to a “subject matter expert” who can see what the user is doing and can make recommendations; and

•	By virtue of using a head mounted system that is primarily voice controlled the user has the ability to use both hands.
Strategy
Our commercial product strategy is to invent, develop, manufacture and sell the leading-edge critical components that enable our customers to create differentiated wearable products in their respective markets, to license wearable headset computing system designs to customers who wish to offer their own branded products that enable a better “always connected” experience and to develop and offer our branded SOLOS smart glasses to the health and fitness market, our Golden-i headset for the enterprise market and headsets for the training and simulation market. Our military strategy is to work primarily with the U.S. military to determine its program needs several years in the future and develop products which meet those needs. The critical elements of our strategy include:

•
Broad Portfolio of Intellectual Property. We believe that our extensive portfolio of patents, trade secrets and non-patented know-how provides us with a competitive advantage in our markets and we have been accumulating, either by internal efforts or through acquisition, a significant patent and know-how portfolio. We own, exclusively license or have the exclusive right to sublicense approximately 300 patents and patent applications issued and/or pending worldwide. An important piece of our strategy is to continue to accumulate valuable patented and non-patented technical know-how relating to our microdisplays as well as other critical technologies for advanced wearable services.

•
Maintain Our Technological Leadership.  We are a recognized leader in the design, development and manufacture of high resolution microdisplays and modules which incorporate our microdisplays with optics and ASICs and our audio IC, Whisper Chip We believe our ability to develop components, software and noise canceling technology and innovative headset system designs enhances our opportunity to grow within our targeted markets. By continuing to invest in research and development, we are able to add to our expertise as a system and components supplier for our original equipment manufacturer (our “OEM”) customers, and we intend to continue to focus our development efforts on proprietary wearable computing systems.

•
Understand Our Customer Needs.  We believe our system know-how, be it a consumer, industrial or military system is a compelling reason customers choose us as their supplier. Unlike many of our competitors we offer a range of display technologies, optics, backlights, ASICs, noise cancellation as either an individual component or in a system. Our system understanding enables us to offer our customers valuable engineering services to solve their issues and reduce time to market for their products.

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

•
Strong U.S. Government Program Support. We perform research and development contracts for U.S. government agencies, such as the U.S. Night Vision Laboratory and the U.S. Department of Defense Under these contracts, the U.S. Government funds a portion of our efforts to develop next-generation microdisplay related technologies for aviation systems such as fighter pilot helmets, soldier centric systems such as thermal weapon sights, training and simulation systems and military armored vehicles. This enables us to supplement our internal research and development budget with additional funding.

Markets and Customers
Wearable products
Our business model is to generate revenues by selling components to customers who offer consumer, industrial or military products, license our system designs and know-how and to sell SOLOS smart glasses and Golden-i systems directly. We may also receive development fees from customers to help them integrate our technology into their products. The sale of SOLOS smart glasses is relatively new and to date the revenues have been de minimis. We have licensed our wearable system technologies to Lenovo New Vision, RealWear, Inc. and Fujitsu Limited for enterprise wearable systems. Our license agreements may include a license fee, a per unit royalty and a supply agreement which requires the customer to buy components from us in order to maintain the license.
Display Products
We currently sell our display products to our customers in various configuration including but not limited to a single display component, a module that includes a display, optic, backlight and focus mechanism and electronics, a binocular display module that includes two displays, lenses, and backlights, and as higher level assemblies or HLA for military customers. An HLA is similar to a module but includes additional components such as an eye cup specific to a military application.
We have sold our AMLCD products to Collins Aerospace, Elbit, Raytheon Company, DRS RSTA Inc., BAE Systems (directly and through a third party QiOptiq), and ITT for use in military applications, to Google, Vuzix, and RealWear for enterprise wearable products, and to Scott Safety for public safety applications.
In order for our display products to function properly in their intended applications, ASICs generally are required. Several companies have designed ASICs to work with our display products and our customers can procure these chip sets directly from the manufacturer or through us.
For fiscal years 2018, 2017 and 2016, sales to military customers, excluding research and development contracts, as a percentage of total revenue were 36%, 48% and 24%, respectively.
For fiscal years 2018, 2017 and 2016, research and development revenues, primarily from multiple contracts with various U.S. governmental agencies, accounted for approximately 20%, 11% and 7%, respectively, of our total revenues.
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

Component Products
Our display product development efforts are focused towards continually enhancing the resolution, performance and manufacturability of our display products. A principal focus of this effort is the improvement of manufacturing processes for very small active matrix pixels with our eight-inch manufacturing line. The pixel size of our current transmissive display products ranges from 6.8 to 15 microns. These pixel sizes are much smaller than a pixel size of approximately 100 microns in a typical laptop computer display. The resolutions of our current commercially available display products are 320 x 240, 432 x 240, 640 x 360, 640 x 480, 854 x 480, 800 x 600, 1,280 x 720,1,280 x 1,024 and 2048 x 2048. We are also working on further decreasing the power consumption of our display products. The pixel size of our current reflective display products ranges from 8.2 to 13.6 microns. The resolutions of our current commercially available reflective display products are 1,280 x 768, 1,280 x 1,024, 2,048 x 1,536, 2048 x 2048 pixels. The pixel size of our current OLED display is 8.6 microns with a resolution of 2048 x 2048. Additional display development efforts include expanding the resolutions offered, increasing the quantity of display active matrix pixel arrays processed on each wafer by further reducing the display size, increasing the light throughput of our pixels, increasing manufacturing yields, and increasing the functionality of our HLA products.
We offer components such as our optical lenses, backlights and ASICs, manufactured to our specifications, which we then buy and resell. The components which are made to order include either intellectual property we developed or that we license from third parties.
Headset System Design Products
Our headset system efforts are primarily focused on improving the optics in the display pod and reducing the size and power consumption of the unit and improving the overall fit and style of the system.
Funded Research and Development
We have entered into various development contracts with agencies and prime contractors of the U.S. government and commercial customers. These contracts help support the continued development of our core technologies. We intend to continue to pursue development contracts for applications that relate to our commercial and military product applications. Our contracts contain certain milestones relating to technology development and may be terminated prior to completion of funding. Our policy is to retain our proprietary rights with respect to the principal commercial applications of our technology, however, we are not always able to retain our proprietary rights. To the extent technology development has been funded by a U.S. federal agency, under applicable U.S. federal laws the federal agency that provided the funding has the right to obtain a non-exclusive, non-transferable, irrevocable, fully paid license to practice or have practiced this technology for governmental use. For our commercial development agreements customers often obtain exclusive rights to a particular display or technology that is developed either permanently or for some period of time. Revenues attributable to research and development contracts for fiscal years 2018, 2017 and 2016 totaled $5.3 million, $2.9 million and $1.5 million, respectively.
Competition
Component Products
The commercial display market is highly competitive and is currently dominated by large Asian-based electronics companies including AUO, BOE Technology Group, Himax, LG Display, Samsung, Sharp, Seiko and Sony. The display market consists of multiple segments, each focusing on different end-user applications applying different technologies. Competition in the display field is based on price and performance characteristics, product quality, size and the ability to deliver products in a timely fashion. The success of our display product offerings will also depend upon the adoption of our display products by consumers as an alternative to traditional active matrix LCDs or OLEDs and upon our ability to compete against other types of well-established display products and new emerging display products. Particularly significant is a consumer's willingness to use a near eye display device, as opposed to a direct view display which may be viewed from a distance of several inches to several feet. In addition, companies such as Samsung and Oculus are offering products which use a cell phone or a cell phone display to provide the image. Cell phone displays typically have lower resolution and greater image latency than our products but are lower in cost on a per square inch basis. We cannot be certain that we will be able to compete against these companies and technologies, or that the consumer will accept the use of such eyewear in general or our partners' form factor specifically.
There are also a number of active matrix LCD and alternative display technologies in development and production. These technologies include plasma, organic light emitting diode, micro light emitting diodes (“LEDs”) and virtual retinal displays, some of which target the high performance small form factor display markets in which our military and industrial display products are sold. There are many large and small companies that manufacture or have in development products based on these technologies. Our display products will compete with other displays utilizing these and other competing display technologies.
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
Headset Concept Design Products
The markets our headset systems are targeted at currently use smartphones, smartwatches, laptop computers, personal computers, tablets, ruggedized portable computers referred to as "tough books” and a variety of hand-held devices. These markets are extremely competitive and is served by companies such as Panasonic, Garmin, Toshiba, Dell, HTC, Hewlett Packard, Apple, Sony and Samsung. These companies are substantially larger than Kopin from revenue, cash flow and asset perspectives.
Patents, Proprietary Rights and Licenses
An important part of our product development strategy is to seek, when appropriate, protection for our products and proprietary technology through the use of various U.S. and foreign patents and contractual arrangements. We intend to prosecute and defend our proprietary technology aggressively. Many of our U.S. patents and applications have counterpart foreign patents, foreign patent applications or international patent applications through the Patent Cooperation Treaty.
Government Regulations
We are subject to a variety of federal, state and local governmental regulations including the use, storage, discharge and disposal of toxic, volatile or otherwise hazardous chemicals used in our manufacturing process. The failure to comply with present or future regulations could result in fines being imposed on us, suspension of production or cessation of operations. Any failure on our part to control the use of, or adequately restrict the discharge of, hazardous substances, or otherwise comply with environmental regulations, could subject us to significant future liabilities. In addition, we cannot be certain that we or our suppliers have not in the past violated applicable laws or regulations, which violations could result in required remediation or other liabilities. We also cannot be certain that past use or disposal of environmentally sensitive materials in conformity with then existing environmental laws and regulations will protect us from required remediation or other liabilities under current or future environmental laws or regulations. Certain chemicals we import are subject to regulation by the U.S. government. If we or our suppliers do not comply with applicable laws, we could be subject to adverse government actions and may not be able to import critical supplies.
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
Investments in Related Businesses
In March 2017, we purchased 100% of the outstanding stock of NVIS for $3.7 million. NVIS produces virtual reality systems for 3D applications. We may be required to pay up to $2.0 million if certain future operating performance milestones are met and the selling shareholders remain employed with NVIS through March 2020. As there is a requirement to remain employed to earn the contingent payments, these contingent payments will be treated as compensation expense. We consolidate NVIS’ financial results within our consolidated financial statement.
We own 100% of the outstanding common stock of Forth Dimension Displays Ltd. ("FDD") and Kopin Software Ltd. and we consolidate their financial results within our consolidated financial statements.

We own 80% of the outstanding common stock of e-MDT America ("eMDT") and we consolidate the financial results of eMDT within our consolidated financial statements.
We acquired an equity interest in a company in the first quarter of 2018 for $1.0 million and Company also contributed certain intellectual property. As of December 29, 2018, we own 12.5% interest in this investment and the carrying value of our investment is $3.9 million.
We licensed certain intellectual property to a company and received a warrant to exercise 15% of the equity in the company's next equity offering. We exercised the warrant in the second quarter of 2018 and received 15% of the shares in the equity offering.
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
Employees
As of December 29, 2018, our consolidated business employed 180 individuals. Of these employees, 9 hold Ph.D. degrees in Material Science, Electrical Engineering or Physics. Our management and professional employees have significant prior experience in semiconductor materials, device transistor and display processing, manufacturing and other related technologies. Our employees are located in the U.S., Europe and Asia and the laws regarding employee relationships are different by jurisdiction. None of our employees are covered by a collective bargaining agreement. We consider relations with our employees to be good.
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
In addition, we also are subject to rules promulgated by the Securities Exchange Commission ("SEC") in 2012 pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 that require us to conduct due diligence on and disclose if we are able to determine whether certain materials (including tantalum, tin, gold and tungsten), known as conflict minerals, originate from mines in the Democratic Republic of the Congo or certain adjoining countries ("DRC"), are used in our products. The DRC minerals report for a calendar year is due by the second quarter of the following calendar year and we conduct appropriate ongoing diligence measures to comply with such requirements.
Web Availability
We make available free of charge through our website, www.kopin.com, our Annual Reports on Form 10-K and other reports that we file or furnish with the SEC as soon as reasonably practicable after they are filed or furnished, as well as certain of our corporate governance policies, including the charters for the Board of Directors' audit, compensation and nominating and corporate governance committees and our code of ethics, corporate governance guidelines and whistleblower policy. We will also provide to any person without charge, upon request, a copy of any of the foregoing materials. Any such request must be made in writing to us, c/o Investor Relations, Kopin Corporation, 125 North Drive, Westborough, MA, 01581.

Executive Officers of the Registrant
The following sets forth certain information with regard to our executive officers as of March 13, 2019 (ages are as of December 29, 2018):

John C.C. Fan, age 75		Bor-Yeu Tsaur, age 63
●	President, Chief Executive Officer and Chairman	●	Executive Vice President—Display Operations
●	Founded Kopin in 1984	●	Joined Kopin in 1997

Richard A. Sneider, age 58		Hong Choi, age 67
●	Treasurer and Chief Financial Officer	●	Vice President and Chief Technology Officer
●	Joined Kopin in 1998	●	Joined Kopin in 2000

Paul C. Baker, age 56
●	Strategic Business Officer
●	Joined Kopin in 2014

Item 1A.	Risk Factors

We have experienced a history of losses, have a significant accumulated deficit, have had negative cash flow from operating activities in 2018, 2017, and 2016, and expect to have negative cash flow from operating activities in 2019. Since inception, we have incurred significant net operating losses. As of December 29, 2018, we had an accumulated deficit of $272.9 million. At December 29, 2018 and December 30, 2017, we had $37.2 million and $68.8 million of cash and cash equivalents and marketable securities, respectively. For the years 2018 and 2017, net cash used in operating activities was $28.2 million and $25.9 million, respectively. The decline in our cash and cash equivalents and marketable securities is primarily a result of funding our operating losses, of which a significant component is our investments in research and development for Wearable products. Our products are targeted towards the wearable market, which we believe is still developing and we cannot predict how long the wearable market will take to develop or if our products will be accepted. Accordingly, we plan to continue to invest in research and development even during periods when we are not profitable, which may result in our incurring losses from operations and negative cash flow. If we do not soon achieve and maintain positive cash flow and profitability, our financial condition will ultimately be materially and adversely affected, and we will be required to raise additional capital. We may not be able to raise any necessary capital on commercially reasonable terms or at all. If we fail to achieve or maintain profitability on a quarterly or annual basis within the timeframe expected by investors, the market price of our common stock may decline.

Our history of net operating losses and our accumulated deficit raise substantial doubt regarding our ability to continue as a going concern. If we do not continue as a going concern, investors could lose their entire investment. Our history of net operating losses, in addition to our significant accumulated deficit, has raised substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our becoming profitable in the future or to obtain the necessary capital to meet our obligations and repay our liabilities when they become due. Our determination of substantial doubt as going concern could materially limit our ability to raise additional funds through the issuance of equity securities or otherwise. There can be no assurance that we will ever become profitable or continue as a going concern.

The market segment for our Wearable products may take longer to develop than we anticipate or may not develop, which may impact our ability to grow revenues. We have developed head-worn, voice and gesture controlled, hands-free cloud computing headset systems that we intend to sell and license to customers and various components for wearable devices that we intend to sell to customers as either a part of the license arrangement or separately. We refer to our headset systems and components sold to customers for use in consumer applications as our Wearable products. Our success will depend on the acceptance of wearable products by consumers and in particular the widespread adoption of the headset format. We are unable to predict when or if consumers will adopt wearable products. Customers may determine that the headset is not comfortable, weighs too much, costs too much or provides insufficient functionality. In addition, even if consumers accept the wearable headset products, Wearable product manufactures may choose to manufacture our competitors’ products. Our success in commercializing our Wearable products is very important in our ability to achieve positive cash flow and profitability. If we are unable to commercialize our Wearable products, we may be unable to increase revenues or achieve profitability or positive cash flow.

Our revenues and cash flows could be negatively affected if sales of our Display products for military applications significantly decline. The sale of our display products to the military for use in thermal weapon sights and avionic helmets have been a primary source of our military revenues over the last several years. We currently are designed in certain systems and are in qualification for other certain systems in the Family Weapon Sight ("FWS") program, which we believe is the next significant government procurement program that will use our technology. We may not be awarded the systems we are in qualification for, and for the systems we are qualified for we may only be awarded a portion of the program as the U.S. military looks to have multiple sources when possible. In addition, the government could postpone or cancel the programs. Our ability to generate revenues and cash flow from sales to the U.S. military depends on our Display products being qualified and remaining qualified in the F-35 Strike Fighter, FWS and other U.S. military programs and on the U.S. military funding these programs. We believe the U.S. military is evaluating alternative display technologies for the F-35 Strike Fighter program. Our ability to generate revenues and cash flow from sales to the U.S. military also depends on winning contracts over our competitors. If we are unable to be qualified into new U.S. military programs, remain qualified in existing programs, or win orders against our competition, or if military programs are not funded, then our ability to generate revenues and achieve profitability and positive cash flow will be negatively impacted.

We generally do not have long-term contracts with our customers, which makes forecasting our revenues and operating results difficult. We generally do not enter into long-term agreements with our customers obligating them to purchase our products. Our business is characterized by short-term purchase orders and shipment schedules and we generally permit orders to be canceled or rescheduled before shipment without significant penalty. As a result, our customers may cease purchasing our products at any time, which makes forecasting our revenues difficult. In addition, due to the absence of substantial non-cancelable backlog, we typically plan our production and inventory levels based on internal forecasts of customer demand, which are highly unpredictable and can fluctuate substantially. The uncertainty of product orders makes it difficult for us to forecast our sales and allocate our resources in a manner consistent with our actual sales. Moreover, our expense levels and the amounts we invest in capital equipment and new product development costs are based in part on our expectations of future sales and, if our expectations regarding future sales are inaccurate, we may be unable to reduce costs in a timely manner to adjust for sales shortfalls. If we fail to accurately forecast our revenues and operating results, our business may not be successful and the price of our common stock may decline. As a result of these and other factors, investors should not rely on our revenues and our operating results for any one quarter or year as an indication of our future revenues or operating results. If our quarterly revenues or results of operations fall below expectations of investors or public market analysts, the price of our common stock could fall substantially.

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

Our ability to manufacture and distribute our Display products would be severely limited if the foundries that we rely on to manufacture integrated circuits for our Display products fail to provide those services. We depend principally on a Taiwanese foundry for the fabrication of integrated circuits for our display products. In addition, our strategy is to use Chinese foundry services for OLED deposition and processing of OLED displays. We have no long-term contracts with foundries and from time to time we have been put on allocation, which means the foundry will limit the number of wafers they will process for us. If foundries were to terminate their arrangement with us or become unable to provide the required capacity and quality on a timely basis, we may not be able to manufacture and ship our Display products or may be forced to manufacture them in limited quantities until replacement foundry services can be obtained. Furthermore, we cannot assure that we would be able to establish alternative manufacturing and packaging relationships on acceptable terms.

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

Due to natural disasters such as earthquakes and typhoons that have occasionally occurred in Asia, many Taiwanese companies, including the Taiwanese foundry we use, have experienced related business interruptions. Our business could suffer significantly if any of the foundries we use had operations disrupted for an extended period of time due to natural disaster, political unrest or financial instability.

We depend on third parties to provide integrated circuit chip sets and critical raw materials for use with our headset systems and components and we periodically receive “end of life” notices from suppliers that they will no longer be providing a raw material. We do not manufacture the integrated circuit chip sets that are used to electronically interface between our display products and our customers’ products. Instead, we rely on third party independent contractors for these integrated circuit chip sets. We purchase critical raw materials such as special glasses, special silicon on insulator ("SOI") wafers, LED, adhesives, chemicals, lenses, backlights, printed circuit boards and other components from third party suppliers. Some of these third party contractors and suppliers are small companies with limited financial resources. In addition, relative to the commercial market, the military buys a small number of units, which prevents us from qualifying and buying components economically from multiple vendors. We periodically receive notices from suppliers of our critical raw materials regarding their plans to stop selling those raw materials. This requires us to identify another raw material and/or raw material supplier to replace the discontinued item/supplier, which would then require us to internally re-qualify the product with the new material as well as possibly re-qualify the product with our customer. If any of these third party contractors or suppliers were unable or unwilling to supply these integrated circuit chip sets or critical raw materials to us, whether for business or regulatory reasons, we would be unable to manufacture and sell our display products until a replacement material could be found. We may not be able to find a replacement material or chemical or if we are able to find a replacement material we may be unable to sell our products until they have been qualified both internally and with the customer. Lower volume purchases may make it uneconomical for some of our suppliers to provide the raw materials we need. We cannot assure investors that a replacement third party contractor or supplier could be found on reasonable terms or in a timely manner. Any interruption in our ability to manufacture and distribute our display products could cause our display business to be unsuccessful and the price of our common stock may decline.

The markets in which we operate are highly competitive and rapidly changing and we may be unable to compete successfully. There are a number of companies that develop or may develop products that compete in our targeted markets. The individual components that we offer for sale (displays, optical lenses, backlights and ASICs, the Whisper Chip) are also offered by companies whose sole business focuses on that individual component. For example, there are companies whose sole business is to sell optical lenses. Accordingly, our strategy requires us to develop technologies and to compete in multiple markets. Some of our competitors are much larger than we are and have significantly greater financial, development and marketing resources than we do. The competition in these markets could adversely affect our operating results by reducing the volume of the products we sell or the prices we can charge. These competitors may be able to respond more rapidly than us to new or emerging technologies or changes in customer requirements. They may also devote greater resources to the development, promotion and sale of their products than we do.

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

Disruptions of our production could adversely affect our operating results. If we were to experience any significant disruption in the operation of our facilities, we would be unable to supply our products to our customers. Many of our sales contracts include financial penalties for late delivery. In the past, we have experienced power outages at our facilities, which ranged in duration from one to four days. We have certain critical pieces of equipment necessary to operate our facilities that are no longer offered for sale and we may not have service contracts or spare parts for the equipment. Additionally, as we introduce new equipment into our manufacturing processes, our display products could be subject to especially wide variations in manufacturing yields and efficiency. We may experience manufacturing problems that would result in delays in product introduction and delivery or yield fluctuations.

A disruption to our information technology systems could significantly impact our operations, revenue and profitability. Our data processing systems are cloud-based and hosted by third parties. We also use software packages that are no longer supported by their developer. We have experienced short-term (i.e., a few days) interruptions in our Internet connectivity. An interruption of the third party systems or the infrastructure that allows us to connect to the third party systems for an extended period may affect our ability to operate our business and process transactions, which could result in a decline in sales and affect our ability to achieve or maintain profitability.

If our information technology security systems were penetrated and confidential and or proprietary information were taken, we could be subject to fines, law suits and loss of customers. Significantly larger organizations with much greater resources than us have been the victim of cybercrimes. We routinely receive emails probing our Internet security, and our Internet security systems have detected outside organizations attempting to install Trojan virus software packages in our systems. We rely on our electronic information systems to perform the routine transactions to run our business. We transact business over the Internet with customers, vendors and our subsidiaries and have implemented security measures to protect unauthorized access to this information. We have also implemented security policies that limit access via the Internet from the Company to the outside world based on the individual’s position in the Company. We routinely receive security patches from software providers for the software we use. Our primary concerns are inappropriate access to personnel information, information covered under the International Traffic in Arms Regulation, product designs and manufacturing information, financial information and our intellectual property, trade secrets and know-how.

Our headset systems depend on software that we have limited experience in developing, marketing or licensing. Our headset systems include a combination of commercially available software and operating and speech enhancement software that we internally developed or acquired. In addition, we are offering the Whisper Chip, which is an integrated circuit that contains software developed by us. We have little experience in developing, marketing or licensing software. If we are unable to integrate internally developed or acquired software in our headset system, we may not be able to license such designs. The market demand for our headset systems or the products our customers may develop based on our headset systems depends on our ability to collaborate with software developers who write application software in order to create utility for our customer’s products. If we are unable to develop, license or acquire software or if we or the market in general does not create a sufficient body of application software, our systems may not be accepted by the market and we may not be able to increase revenues, achieve profitability or positive cash flow.

If we are unable to obtain or maintain existing software license relationships or other relationships relating to the intellectual property we use, our ability to grow revenue and achieve profitability and positive cash flow may be negatively affected. Our headset systems include software that we license from other companies. Should we violate the terms of a license, our license could be canceled. Companies may decide to stop supporting the software we license or new versions of the software may not be compatible with our software, which would require us to rewrite our software, which we may not be able to do. Moreover, the license fees we pay may be increased, which would negatively affect our ability to achieve profitability and positive cash flow.

Our headset systems use software that we license from other companies ("Licensors") and require us to access the Licensors’ data centers, and interruptions or delays in service from data center hosting facilities could impair our customers’ products. Any damage to, or failure of, our Licensors’ systems generally could result in interruptions in service to our customers. Interruptions in service to our customers may reduce our revenue, cause us to issue credits or pay penalties, cause customers to terminate their contracts and reduce our ability to attract new customers.

The process of seeking patent protection can be time consuming and expensive and we cannot be certain that patents will be issued from currently pending or future patent applications or that our existing patents or any new patents that may be issued will be sufficient in scope and strength to provide meaningful protection or any commercial advantage to us. We may be subject to or may initiate contested patent or patent application proceedings in the United States Patent and Trademark Office, foreign patent offices or the courts, which can demand significant financial and management resources. Patent applications in the U.S. typically are maintained in secrecy until they are published about 18 months after their earliest claim to priority. As publication of discoveries in the scientific and patent literature lags behind actual discoveries, we cannot be certain that we were the first to conceive of inventions covered by our pending patent applications or the first to file patent applications on such inventions. We also cannot be certain that our pending patent applications or those of our licensors will result in issued patents or that any issued patents will afford protection against a competitor. In addition, we cannot be certain that others will not obtain patents that we would need to license, circumvent or cease manufacturing and sales of products covered by these patents, nor can we be sure that licenses, if needed, would be available to us on favorable terms, if at all.

We may incur substantial costs in defending our intellectual property and may not be successful in protecting our intellectual property and proprietary rights. Our success depends in part on our ability to protect our intellectual property and proprietary rights. We have obtained certain domestic and foreign patents and we intend to continue to seek patents on our inventions when appropriate. We also attempt to protect our proprietary information with contractual arrangements and under trade secret laws. Our employees and consultants generally enter into agreements containing provisions with respect to confidentiality and the assignment of rights to us for inventions made by them while in our employ or consulting for us. These measures may not adequately protect our intellectual property or proprietary rights. Existing trade secret, trademark and copyright laws afford only limited protection and our patents could be invalidated, held to be unenforceable or circumvented. Moreover, the laws of certain foreign countries in which our products are or may be manufactured or sold may not provide full protection of our intellectual property rights. Misappropriation of our technology and the costs of defending our intellectual property rights from misappropriation could substantially impair our business. If we are unable to protect our intellectual property or proprietary rights, our business may not be successful and the price of our common stock may decline.

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

Our products could infringe on the intellectual property rights of others. Companies in the wearable computing and display industries steadfastly pursue and protect their intellectual property rights. This has resulted in considerable and costly litigation to determine the validity and enforceability of patents and claims by third parties of infringement of patents or other intellectual property. Our products could be found to infringe on the intellectual property rights of others. Other companies may hold or obtain patents on inventions or other proprietary rights in technology necessary for our business. Periodically, companies inquire about our products and technology in their attempts to assess whether we violate their intellectual property rights. If we are forced to defend against patent infringement claims, we may face costly litigation, diversion of technical and management personnel, and product shipment delays, even if the allegations of infringement are unwarranted. If there are one or more successful claims of infringement against us and we are unable to develop non-infringing technology or license the infringed or similar technology on a timely basis, or if we are required to cease using one or more of our business or product names due to a successful trademark infringement claim against us, our business could be adversely affected. We are currently involved in an intellectual property dispute with Blue Radios, Inc., as described under Item 3. Legal Proceedings. If the outcome of such dispute is adverse to us, our business could be adversely affected.

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

Our customers who purchase display products for military applications typically incorporate our products into their products, which are sold to the U.S. government under contracts. U.S. government contracts generally are not fully funded at inception and may be terminated or modified prior to completion, which could adversely affect our business. Congress funds the vast majority of the federal budget on an annual basis, and Congress often does not provide agencies with all the money requested in their budget. Many of our customers' contracts cover multiple years and, as such, are not fully funded at contract award. If Congress or a U.S. government agency chooses to spend money on other programs, our customers' contracts may be terminated for convenience. Federal laws, collectively called the Anti-Deficiency Act, prohibit involving the government in any obligation to pay money before funds have been appropriated for that purpose, unless otherwise allowed by law. Therefore, the Anti-Deficiency Act indirectly regulates how the agency awards our contracts and pays our invoices. Federal government contracts generally contain provisions, and are subject to laws and regulations, that provide the federal government rights and remedies not typically found in commercial contracts, including provisions permitting the federal government to, among other provisions: terminate our existing contracts; modify some of the terms and conditions in our existing contracts; subject the award to protest or challenge by competitors; suspend work under existing multiple year contracts and related delivery orders; and claim rights in technologies and systems invented, developed or produced by us.

The federal government may terminate a contract with us or our customers either “for convenience” (for instance, due to a change in its perceived needs) or if we default due to our failure or the failure of a general or subcontractor to perform under the contract. If the federal government terminates a contract with one of our customers, our contract with our customers generally would entitle us to recover only our incurred or committed costs, settlement expenses and profit on the work completed prior to termination. However, under certain circumstances, our recovery costs upon termination for convenience of such a contract may be limited. As is common with government contractors, we have experienced occasional performance issues under some of our contracts. We may in the future receive show-cause or cure notices under contracts that, if not addressed to the federal government's satisfaction, could give the government the right to terminate those contracts for default or to cease procuring our services under those contracts.

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

If we fail to keep pace with changing technologies, we may lose customers. Rapidly changing customer requirements, evolving technologies and industry standards characterize our industries. To achieve our goals, we need to enhance our existing products and develop and market new products that keep pace with continuing changes in industry standards, requirements and customer preferences. We may be unable to bring to market technologies and products that are attractive to our customers, and as a result our business, financial condition and results of operations may be materially adversely affected.

If we fail to comply with complex procurement laws and regulations, we could lose business and be liable for various penalties or sanctions. We must comply with laws and regulations relating to the formation, administration and performance of federal government contracts. These laws and regulations affect how we conduct business with our federal government customers. In complying with these laws and regulations, we may incur additional costs, and non-compliance may result in fines and penalties, including contractual damages. Among the more significant laws and regulations affecting our business are:

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

Additionally, the False Claims Act provides for substantial civil penalties where, for example, a contractor presents a false or fraudulent claim to the government for payment or approval. Civil actions under the False Claims Act may be brought by the government or by other persons on behalf of the government (who may then share a portion of any recovery).

If we fail to comply with these laws and regulations, we may also suffer harm to our reputation, which could impair our ability to win awards of contracts in the future or receive renewals of existing contracts. If we are subject to civil or criminal penalties and administrative sanctions or suffer harm to our reputation, our current business, future prospects, financial condition, or operating results could be materially harmed.

The U.S. government may also revise its procurement practices or adopt new contracting rules and regulations, including cost accounting standards, at any time. Any new contracting methods could be costly to satisfy, be administratively difficult for us to implement and could impair our ability to obtain new contracts.

A decline in the U.S. government defense budget, changes in spending or budgetary priorities, prolonged U.S. government shutdown or delays in contract awards may significantly and adversely affect our future revenues, cash flow and financial results. In recent years, U.S. government appropriations have been affected by larger U.S. government budgetary issues and related legislation. In 2011, Congress enacted the Budget Control Act of 2011 ("BCA"), which established specific limits on annual appropriations for fiscal years ("FY") 2012-2021 and has since been amended a number of times, most recently by the Bipartisan Budget Act of 2018 (“BBA18”). As a result, Department of Defense ("DoD") funding levels have fluctuated over this period and have been difficult to predict. Future spending levels are subject to a wide range of outcomes, depending on Congressional action. In addition, in recent years the U.S. government has been unable to complete its budget process before the end of its fiscal year, resulting in both a government shutdown and continuing resolutions to extend sufficient funds only for U.S. government agencies to continue operating. Most recently, the federal government was shut down due to lack of funding for over one month between late 2018 and early 2019. Additionally, the national debt has recently threatened to reach the statutory debt ceiling, and such an event in future years could result in the U.S. government defaulting on its debts.

As a result, defense spending levels are difficult to predict beyond the near-term due to numerous factors, including the external threat environment, future government priorities and the state of government finances. Significant changes in defense spending or changes in U.S. government priorities, policies and requirements could have a material adverse effect on our results of operations, financial condition or liquidity.

Customer demands and new regulations related to conflict-free minerals may adversely affect us. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) imposes new disclosure requirements regarding the use of “conflict” minerals mined from the Democratic Republic of Congo and adjoining countries in products, whether or not these products are manufactured by third parties. These requirements could affect the pricing, sourcing and availability of minerals used in the manufacture of semiconductor devices (including our products). We have incurred additional costs associated with complying with the disclosure requirements, such as costs related to determining the source of any conflict minerals used in our products. Our supply chain is complex and we may be unable to verify the origins for all metals used in our products. We purchase materials from foreign sources that may not cooperate and provide us with the necessary information to allow us to comply with the Dodd-Frank Act. This may require us to find alternative sources, which could delay product shipments. We may also encounter challenges with our customers and stockholders if we are unable to certify that our products are conflict-free.

Changes in tax laws, unfavorable resolution of tax examinations, or exposure to additional tax liabilities could have a material adverse effect on our results of operations, financial condition and liquidity. We are subject to taxes in the U.S., Korea, and the United Kingdom. Governments in the jurisdictions in which we operate implement changes to tax laws and regulations periodically. Any implementation of tax laws that fundamentally change the taxation of corporations in the U.S. or in the foreign jurisdictions in which we operate could materially affect our effective tax rate and could have a significant adverse impact on our financial results.

The 2017 United States Tax Cut and Jobs Act (“Tax Act”) significantly changed the taxation of U.S.-based multinational corporations. Our compliance with the Tax Act requires the use of estimates in our financial statements and exercise of significant judgment in accounting for its provisions. The implementation of the Tax Act requires interpretations and implementing regulations by the Internal Revenue Service, as well as state tax authorities. The legislation could be subject to potential amendments and technical corrections, any of which could materially lessen or increase certain adverse impacts of the legislation. As regulations and guidance evolve with respect to the Tax Act, and as we gather information and perform more analysis, our results may differ from previous estimates and may materially affect our financial position.

We may incur significant liabilities if we fail to comply with stringent environmental laws and regulations and the ITAR, or if we did not comply with these regulations in the past. We are subject to a variety of federal, state and local government regulations related to the use, storage, discharge and disposal of toxic or other hazardous chemicals used in our manufacturing process. We are also subject to federal ITAR laws that regulate the export of technical data and export of products to other nations that may use these products for military purposes. The failure to comply with present or future regulations could result in fines, suspension of production, or a cessation of operations. Any failure on our part to control the use of, or adequately restrict the discharge of, hazardous substances, or otherwise comply with environmental regulations, could subject us to significant future liabilities. Any failure on our part to obtain any required licenses for the export of technical data and/or export of our products or to otherwise comply with ITAR, could subject us to significant future liabilities. In addition, we cannot be certain that we have not violated applicable laws or regulations in the past, which violations could result in required remediation or other liabilities. We also cannot be certain that past use or disposal of environmentally sensitive materials in conformity with then existing environmental laws and regulations will protect us from required remediation or other liabilities under current or future environmental laws or regulations.

We may be unable to modify our products to meet regulatory or customer requirements. From time to time our display products are subject to new domestic and international requirements, such as the European Union's Restriction on Hazardous Substances ("RoHS") Directive. Our customers’ terms and conditions require us to be in compliance with “all laws.” If we are unable to comply with these regulations, we may not be permitted to ship our products, which would adversely affect our revenue and ability to maintain profitability. In addition, if we are found to be in violation of laws we may be subject to fines and penalties.

We may be unable to successfully integrate new strategic acquisitions and investments, which could materially adversely affect our business, results of operations and financial condition. In the past we have made, and in the future we may make, acquisitions of, and investments in, businesses, products and technologies that could complement or expand our business. If we identify an acquisition candidate, we may not be able to successfully integrate the acquired businesses, products or technologies into our existing business and products. Future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities, amortization expenses and write-downs of acquired assets. In 2017, 2012 and 2011, we acquired 100% of the outstanding shares of NVIS, acquired 80% of the outstanding shares of eMDT Inc. and acquired 100% of the outstanding shares of FDD, respectively. If we are unable to operate eMDT, FDD and NVIS profitably, our results of operations will be negatively affected. We perform periodic reviews to determine if these investments are impaired, but such reviews are difficult and rely on significant judgment about the company’s technology, ability to obtain customers, and ability to become cash flow positive and profitable. We may take future impairment charges which will have an adverse impact of on our results of operations.

Additionally, we are a party to several joint ventures and investments where we may have some influence, but not complete control. Accordingly, we have limited control over their governance, financial reporting and operations. As a result, we face certain operating, financial and other risks relating to these investments, including risks related to the financial strength of our joint venture partners, having differing objectives from our partners, compliance risks relating to actions of the joint venture or our partners and the risk that we will be unable to resolve disputes with the joint venture partner. As a result, these investments may not contribute to our earnings or cash flows. In addition, these joint ventures may be required to raise additional capital, which may result in our ownership percentage being decreased.

Changes in China’s laws, legal protections or government policies on foreign investment in China may harm our business. Our business and corporate transactions, including operations through our joint ventures, are subject to laws and regulations applicable to foreign investment in China as well as laws and regulations applicable to foreign-invested enterprises. These laws and regulations frequently change, and their interpretation and enforcement involves uncertainties that could limit the legal protections available to us. Regulations and rules on foreign investments in China impose restrictions on the means that a foreign investor like us may apply to facilitate corporate transactions we may undertake. In addition, the Chinese legal system is based in part on government policies and internal rules, some of which are not published on a timely basis or at all, that may have a retroactive effect. As a result, we may not be aware of our violation of these policies and rules until sometime after the violation. If any of our past operations are deemed to be non-compliant with Chinese law, we may be subject to penalties and our business and operations may be adversely affected. For instance, under the catalogue for the Guidance of Foreign Investment Industries, some industries are categorized as sectors that are encouraged, restricted or prohibited for foreign investment. As the catalogue for the Guidance of Foreign Investment Industries is updated every few years, there can be no assurance that China’s government will not change its policies in a manner that would render part or all of our business to fall within the restricted or prohibited categories. If we cannot obtain approval from relevant authorities to engage in businesses that has become prohibited or restricted for foreign investors, we may be forced to sell or restructure such business. Furthermore, China’s government has broad discretion in dealing with violations of laws and regulations, including levying fines, revoking business and other licenses and requiring actions necessary for compliance. In particular, licenses and permits issued or granted to us by relevant governmental bodies may be revoked at a later time by higher regulatory bodies. If we are forced to adjust our corporate structure or business as a result of changes in government policy on foreign investment or changes in the interpretation and application of existing or new laws, our business, financial condition, results of operations and prospects may be harmed. Moreover, uncertainties in the Chinese legal system may impede our ability to enforce contracts with our business partners, customers and suppliers, or otherwise pursue claims in litigation to recover damages or loss of property, which could adversely affect our business and operations.

We have no present intention to pay dividends on our common stock in the foreseeable future and, consequently, your only opportunity to achieve a return on your investment during that time is if the price of our common stock appreciates. We have no present intention to pay dividends on our common stock in the foreseeable future. Historically, our earnings, if any, have been retained for the development of our businesses. Any recommendation by our Board to pay dividends will depend on many factors, including our financial condition, results of operations, and other factors. Accordingly, if the price of our common stock declines in the foreseeable future, you will incur a loss on your investment, without the likelihood that this loss will be offset in part or at all by potential future cash dividends.

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

Political and economic uncertainty in the European Union could adversely affect our business, results of operations, financial condition and prospects. Credit rating downgrades in certain European countries and/or speculation regarding changes to the composition or viability of the EU create uncertain global economic conditions. On June 23, 2016, the United Kingdom voted to leave the EU. The UK’s vote to voluntarily exit from the EU, generally referred to as the “Brexit,” triggered short-term financial volatility, including a decline in the value of the Great Britain Pound in comparison to both the U.S. dollar and the Euro. In addition, discussions and negotiations to determine the future terms of the UK’s relationship with the EU are ongoing, and the legal and regulatory framework that will be applicable in the UK may change. The ongoing uncertainty could have a negative economic impact and result in further volatility in the markets for several years. The impact of the Brexit referendum and such ongoing uncertainty may result in various economic and financial consequences for businesses operating in the UK, the EU and beyond. We hold significant assets in the UK and operate a UK subsidiary, and the future impacts of the Brexit and the continued uncertainty surrounding the EU could have a material impact on our business, financial condition, results of operations and cash flows.

Changes in government trade policies may increase the cost of our products, which may materially adversely affect our sales or profitability. We depend on Chinese, Taiwanese, and Korean foundries for the manufacture of integrated circuits for our Display products. The U.S. and China have recently engaged in trade negotiations, the outcome of which remains uncertain. In 2018, the U.S. proposed, among other actions, imposing new or higher tariffs on specified imported products originating from China in response to what it characterizes as unfair trade practices, and China has responded by proposing new or higher tariffs on specified products imported from the U.S. In notices published on April 6, 2018 and June 20, 2018, the Office of the United States Trade Representative issued a determination and requests for public comment under Section 301 under the Trade Act of 1974 (the “Notices”) concerning the proposed imposition of an additional 25% tariff on specified products from China, which products comprised approximately $50.0 billion in estimated annual trade value for calendar year 2018. The list of products set forth in the Notices included diodes, integrated circuits and other products that we import from China as part of our supply chain. Tariffs on components that we import from China or other nations that have imposed, or may in the future impose, tariffs would cause our expenses to increase, which would adversely affect our profitability unless we were able to exclude our products from the tariffs or we raise prices for our products, which may result in our products becoming less attractive relative to products offered by our competitors. In addition, future actions or escalations by either the U.S. or China that affect trade relations may also affect our business or that of our suppliers or customers, and we cannot provide any assurances as to whether such actions will occur or the form that they may take. Moreover, it is uncertain to what extent, if any, the U.S. tariffs on components that we import from China will affect the Taiwanese foundries on which we depend, in part because many Taiwanese foundries conduct parts of their manufacturing in China.

A protectionist trade environment in either the U.S. or those foreign countries in which we do business, such as a change in the current tariff structures, export compliance or other trade policies, may materially adversely affect our ability to sell our products in foreign markets. To the extent that our sales or profitability are affected negatively by any such tariffs or other trade actions, our business and results of operations may be materially adversely affected.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
We lease our 74,000 square foot production facility in Westborough, Massachusetts, 10,000 square feet of which is contiguous environmentally controlled production clean rooms operated between Class 10 and Class 1,000 levels. In addition to our Massachusetts facility, we lease a 10,000 square foot facility in San Jose, California which houses our wearable computing Tech center and ASIC development. We also have leases in Hong Kong and Shenzhen, China, and Tokyo, Japan.
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
BlueRadios, Inc. v. Kopin Corporation, Civil Action No. 16-02052-JLK (D. Col.):
On August 12, 2016, BlueRadios, Inc. ("BlueRadios") filed a complaint in the U.S. District Court for the District of Colorado, alleging that the Company breached a contract between it and BlueRadios concerning a joint venture between the Company and BlueRadios to design, develop and commercialize microdisplay products with embedded wireless technology referred to as “Golden-i”. Additionally BlueRadios alleged that the Company breached the covenant of good faith and fair dealing associated with that contract, breached its fiduciary duty to BlueRadios, and misappropriated trade secrets owned by BlueRadios in violation of Colorado law (C.R.S. § 7-74-104(4)) and the Defend Trade Secrets Act (18 U.S.C. § 1836(b)(1)). BlueRadios further alleges that the Company was unjustly enriched by its alleged misconduct, BlueRadios is entitled to an accounting to determine the amount of profits obtained by the Company as a result of its alleged misconduct, and the inventorship on at least ten patents or patent applications owned by the Company need to be corrected to list BlueRadios’ employees as inventors and thereby list BlueRadios as co-assignees of the patents. BlueRadios seeks monetary, declaratory, and injunctive relief.
On October 11, 2016, the Company filed its Answer and Affirmative Defenses. The parties are in the midst of discovery, with the close of all discovery currently set for June 14, 2019, or 120 days after a claim construction order should one be necessary. A trial date has not yet been set by the Court. The Company has not concluded a loss from this matter is probable; therefore, we have not recorded an accrual for litigation or claims related to this matter for the period ended December 29, 2018. The Company will continue to evaluate information as it becomes known and will record an estimate for losses at the time or times when it is both probable that a loss has been incurred and the amount of the loss is reasonably estimable.

Item 4.	Mine Safety Disclosures
Not applicable.

Part II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the Nasdaq Global Market under the symbol “KOPN”.
As of March 8, 2019, there were approximately 398 stockholders of record of our common stock, which does not reflect those shares held beneficially or those shares held in “street” name.
We have not paid cash dividends in the past, nor do we expect to pay cash dividends for the foreseeable future. We anticipate that earnings, if any, will be retained for the development of our businesses.
Equity Compensation Plan Information
The following table sets forth information as of December 29, 2018 about shares of the Company’s common stock issuable upon exercise of outstanding options, warrants and rights and available for issuance under our existing equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (b)
Equity compensation plans approved by security holders	—	$—	1,699,737	(1)
Equity compensation plans not approved by security holders	—	—	—
 (1)    Amount includes shares available under the 2010 Equity Incentive Plan.

Company Stock Performance
The following graph shows a five-year comparison of cumulative total shareholder return for the Company, the Nasdaq US Benchmark TR Index and the S&P 500 Information Technology index. The graph assumes $100 was invested in each of the Company’s common stock, the Nasdaq US Benchmark TR Index and the S&P 500 Information Technology index on December 31, 2013. Data points on the graph are annual. Note that historical price performance is not necessarily indicative of future performance.

Item 6.	Selected Financial Data
This information should be read in conjunction with our consolidated financial statements and notes thereto, and our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Annual Report on Form 10-K.

	Fiscal Year Ended
(in thousands, except per share data)	2018 (1)	2017	2016	2015	2014
Statement of Operations Data:
Total revenues	$24,465	$27,841	$22,643	$32,054	$31,808
Loss from operations	(39,967)	(30,298)	(20,473)	(25,237)	(28,429)
Total non-operating income (expense), net	4,178	1,955	571	10,416	(36)
Tax benefit (provision)	(30)	2,963	(3,130)	25	180
Net loss	(35,819)	(25,380)	(23,031)	(14,843)	(28,671)
Net loss attributable to the controlling interest	(35,870)	(25,240)	(23,434)	(14,693)	(28,212)
Basic and diluted loss per share attributable to Kopin Corporation common stockholders	$(0.49)	$(0.36)	$(0.37)	$(0.23)	$(0.45)
Weighted average basic and diluted common shares outstanding	73,157	69,915	64,046	63,466	62,639

	Fiscal Year Ended
(in thousands)	2018 (1)	2017	2016	2015	2014
Balance Sheet Data:
Cash and cash equivalents and marketable debt securities	$37,244	$68,756	$77,198	$80,711	$90,859
Working capital	39,037	67,636	70,028	89,879	86,682
Total assets	59,549	91,322	87,832	106,060	122,941
Long-term obligations	1,469	1,839	247	298	311
Total stockholders’ equity	$47,862	$78,099	$74,078	$94,741	$109,847

(1)
Effective December 31, 2017, the first day of fiscal year 2018, the Company adopted Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) on a modified retrospective basis. As a result of the adoption of this standard, Total revenues, Loss from operations and Total stockholders' equity for fiscal year 2018 in the preceding tables may not be directly comparable to those of prior years. For additional information, refer to Note 1. of the “Notes to Consolidated Financial Statements.”

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
The following discussion should be read in conjunction with our consolidated financial statements and notes to those statements and other financial information appearing elsewhere in this Annual Report on Form 10-K. The following discussion contains forward looking statements. Our actual results could differ materially from those anticipated in the forward looking statements as a result of a number of factors, including the risks discussed in Item 1A “Risk Factors,” and elsewhere in this Annual Report on Form 10-K. Please refer to our cautionary note on Forward Looking Statements on page 1 of this Annual Report on Form 10-K.
Management's discussion and analysis of our financial condition and results of operations are based upon our audited consolidated financial statements. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition under the percentage-of-completion method, bad debts, inventories, warranty reserves, investment valuations, valuation of stock compensation awards, recoverability of deferred tax assets, liabilities for uncertain tax positions and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for judgments about carrying values of assets and liabilities that are not apparent from other sources. Actual results may differ from these estimates under different assumptions.
We adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606) effective December 31, 2017 (the first day of our fiscal year 2018) and applied the modified retrospective method. Our results for reporting periods beginning after December 31, 2017 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting policies ASC 605. We believe the following critical accounting policies are most affected by our more significant judgments and estimates used in the preparation of our consolidated financial statements:
Revenue Recognition
Substantially all of our product revenues are either derived from the sales of components for use in military applications or our wearable technology components that can be integrated to create industrial and consumer headset systems. We also have development contracts for the design, manufacture and modification of products for the U.S. government or a prime contractor for the U.S. government or for a customer that sells into the industrial or consumer markets. The Company's contracts with the U.S. government are typically subject to the Federal Acquisition Regulations (“FAR”) and are priced based on estimated or actual costs of producing goods. The FAR provides guidance on the types of costs that are allowable in establishing prices for goods provided under U.S. government contracts. The pricing for non-U.S. government contracts is based on the specific negotiations with each customer.
Our fixed-price contracts with the U.S. government or other customers may result in revenue recognized in excess of amounts currently billed. We disclose the excess of revenues over amounts actually billed as Contract assets and unbilled receivables on the balance sheet. Amounts billed and due from our customers are classified as Accounts receivable on the balance sheets. In some instances, the U.S. government retains a small portion of the contract price until completion of the contract. The portion of the payments retained until final contract settlement is not considered a significant financing component because the intent is to protect the customer. For contracts with the U.S. government, we typically receive interim payments either as work progresses or by achieving certain milestones or based on a schedule in the contract. We recognize a liability for these advance payments in excess of revenue recognized and present it as Contract liabilities and billings in excess of revenue earned on the balance sheets. The advanced payment typically is not considered a significant financing component because it is used to meet working capital demands that can be higher in the early stages of a contract and to protect us from the other party failing to adequately complete some or all of its obligations under the contract. For industrial and consumer purchase orders, we typically receive payments within 30 to 60 days of shipments of the product, although for some purchase orders, we may require an advanced payment prior to shipment of the product.
To determine the proper revenue recognition method for contracts with the same customer, we evaluate whether two or more contracts should be combined and accounted for as one single contract and whether the combined or single contract should be accounted for as more than one performance obligation. For most of our development contracts and contracts with the U.S government, the customer contracts with us to provide a significant service of integrating a set of components into a single unit. Hence, the entire contract is accounted for as one performance obligation. Less frequently, however, we may promise to provide distinct goods or services within a contract in which case we separate the contract into more than one performance obligation. If a contract is separated into more than one performance obligation, we allocate the total transaction price to each performance obligation in an amount based on the estimated relative standalone selling prices of the promised goods or services underlying each performance obligation. In cases where we sell standard products, the observable standalone sales are used to determine the standalone selling price.
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
In situations where control transfers over time, revenue is recognized based on the extent of progress towards completion of the performance obligation. We generally use the cost-to-cost approach to measure the extent of progress towards completion of the performance obligation for our contracts because we believe it best depicts the transfer of assets to the customer. Under the cost-to-cost measure approach, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Revenues are recorded proportionally as costs are incurred.
Accounting for design, development and production contracts requires judgment relative to assessing risks, estimating contract revenues and costs, and making assumptions for schedule and technical issues. Due to the size and nature of the work required to be performed on many of our contracts, the estimation of total revenue and cost at completion is complicated and subject to many variables. Contract costs include material, labor and subcontracting costs, as well as an allocation of indirect costs. We have to make assumptions regarding the number of labor hours required to complete a task, the complexity of the work to be performed, the availability and cost of materials, and performance by our subcontractors. For contract change orders, claims or similar items, we apply judgment in estimating the amounts and assessing the potential for realization. These amounts are only included in contract value when they can be reliably estimated and realization is considered probable. If our estimate of total contract costs or our determination of whether the customer agrees that a milestone is achieved is incorrect, our revenue could be overstated or understated and the profits or loss reported could be subject to adjustment.
For our commercial customers, the Company's revenue is recognized when obligations under the terms of a contract with our customer is satisfied and the Company transfers control of the products or services, which is generally upon delivery to the customer. Revenue is recorded as the amount of consideration we expect to receive in exchange for transferring goods or providing services. Provisions for product returns and allowances are reductions in the transaction price and are recorded in the same period as the related revenues. We analyze historical returns, current economic trends and changes in customer demand when evaluating the adequacy of sales returns and other allowances. Certain product sales are made to distributors under agreements allowing for a limited right of return on unsold products. Sales to distributors are primarily made for sales to the distributors' customers and not for stocking of inventory. Sales, value add and other taxes we collect concurrent with revenue-producing activities are excluded from revenue.
The rights and benefits to the Company's intellectual property are conveyed to certain customers through technology license agreements. These agreements may include other performance obligations including the sale of product to the customer. When the license is distinct from other obligations in the agreement, the Company treats the license and other performance obligations as separate performance obligations. Accordingly, the license is recognized at a point in time or over time based on the standalone selling price. The sale of materials is recognized at a point in time, which occurs with the transfer of control of the Company's products or services. In certain instances, the Company is entitled to sales-based royalties under license agreements. These sales-based royalties are recognized when they are earned. Revenues from sales-based royalties under license agreements are shown under Research and development and other revenues on the Company's Consolidated Statements of Operations.

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
Investment Valuation
We periodically make equity investments in private companies, accounted for as an equity investment, whose values are difficult to determine. The Company adopted ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Liabilities and the related amendments on December 31, 2017. This update amends various aspects of the recognition, measurement, presentation, and disclosure of financial instruments. The Company adopted the measurement alternative for equity investments without readily determinable fair values (often referred to as cost method investments) on a prospective basis. When assessing investments in private companies for impairment, we consider such factors as, among others, the share price from the investee's latest financing round, the performance of the investee in relation to its own operating targets and its business plan, the investee's revenue and cost trends, the liquidity and cash position, including its cash burn rate and market acceptance of the investee's products and services. Because these are private companies which we do not control we may not be able to obtain all of the information we would want in order to make a complete assessment of the investment on a timely basis. Accordingly, our estimates may be revised if other information becomes available at a later date.
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
On December 22, 2017, the President signed the Tax Cuts and Jobs Act of 2017 (2017 Act) which enacted a wide range of changes to the U.S. corporate income tax system. The 2017 Act reduced the U.S. corporate statutory federal tax rate to 21% effective in 2018, eliminated the domestic manufacturing deduction benefit and introduced other tax base broadening measures, changed rules for expensing and capitalizing business expenditures, established a territorial tax system for foreign earnings as well as a minimum tax on certain foreign earnings, provided for a one-time transition tax on previously undistributed foreign earnings, and introduced new rules for the treatment of certain foreign income. Also on December 22, 2017, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 118 (SAB 118), which provided companies with additional guidance on how to account for the 2017 Act in their financial statements, allowing companies to use a measurement period. As of December 30, 2017, we made a reasonable estimate of the effects on our existing deferred tax balances and the one-time transition tax on previously undistributed foreign earnings and the Company did not recognize any provisional amounts in the (benefit) provision for income taxes in accordance with SAB 118. As of December 29, 2018, we had finalized our provisional estimates for the remeasurement of our existing U.S. deferred tax balances and the one-time transition tax and did not recognize amounts in the (benefit) provision for income taxes. Please see the “Notes to Consolidated Financial Statements” for additional information.
Goodwill
We account for goodwill in accordance with ASC Topic 350. Under ASC Topic 350, goodwill is considered to have an indefinite life, and is carried at cost. Goodwill is not amortized, but is subject to an annual impairment test, as well as between annual tests when events or circumstances indicate that the carrying value may not be recoverable.
The determination of reporting units under ASC 350 begins with the definition of an operating segment in ASC 280 and takes into account the disaggregation of that operating segment into economically dissimilar components for goodwill impairment testing purposes. The level at which operating performance is reviewed also differs between ASC 280 and ASC 350. The chief operating decision maker ("CODM") is the Company's Chief Executive Officer who reviews operating segments and the segment manager reviews reporting units (components of operating segments). Therefore, a component of an operating segment would not be considered an operating segment under ASC 280 unless the CODM regularly reviews its operating performance. However, that same component might be a reporting unit under ASC 350 if a segment manager regularly reviews its operating performance (and if the other reporting unit criteria are met). Goodwill is evaluated for impairment annually or more often if indicators of a potential impairment are present. The Company performs impairment tests of goodwill at its reporting unit level. The goodwill valuations that are utilized to test these assets for impairment are depending on a number of significant estimates and assumptions, including macroeconomic conditions, overall growth rates, competitive activities, cost containment, Company business plans and the discount rate applied to cash flows. We believe these estimates and assumptions are reasonable and are comparable to those that would be used by other market participants. However, actual events and results could differ substantially from those used in our valuations. To the extent such factors result in a failure to achieve the level of projected cash flows initially used to estimate fair value for purposes of establishing the carrying amount of goodwill and intangibles, we may need to record non-cash impairment charges in the future.
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
We manufacture transmissive microdisplays and reflective microdisplays. Our commercial and military transmissive display production is being performed entirely in our Westborough, Massachusetts facility. FDD, our wholly-owned subsidiary, manufactures our reflective microdisplays in its facility located in Scotland and it is a reportable segment. In 2017, we introduced Organic Light Emitting Diode (“OLED”) displays which are designed by us and manufactured by third parties for us.
We are in the initial production phase as the display supplier for the U.S. Army’s Family of Weapon Sights (“FWS”) - Individual program and undergoing qualification for the FWS - Crew Served variant. We are also in development for a new series of displays for the M1A2 program. The FWS, M1A2 and our existing production avionic programs are expected to increase production for the next several years. There are other firms offering products which compete against us in the military programs and all of the programs we supply product to are subject to the U.S. government military budget and procurement process. Accordingly, there can be no assurances we will continue to ship under our military contracts.

Sales of our products to customers that use our products for Consumer Applications is a critical part of our strategy to increase revenues and return to profitability and positive cash flow. Our success in selling our products for Consumer Applications will depend on the demand for our customers’ new products, which we are unable to predict.
We offer microdisplays, optical lenses, ASICs, backlights, and Whisper™ audio chips for use in consumer, enterprise and public safety products and systems which are targeted at augmented and virtual reality markets, among other areas. We refer to the sale of microdisplays, optical lenses, ASICs, backlights, and Whisper™ audio chips as our component sales. We also offer head mounted, voice and gesture controlled, hands-free headset system designs that include our components and software for consumer and enterprise applications. The software technology includes but is not limited to voice and gesture control, noise cancellation, and operating systems. We refer to our components and system designs as Kopin Wearable technologies. Our strategy is to sell the components individually or license the headset system designs and sell the various components included in the reference design as part of a supply agreement. Some of the technologies included in our concept systems are components and software which we license from other companies. We believe our ability to develop and expand Kopin Wearable technologies and to market and license our concept systems and components will be critical for us to achieve revenue growth, positive cash flow and profitability. The markets Kopin Wearable technologies can already be used in have a number of existing product offerings such as ruggedized lap-top computers and tablets and virtual reality headsets offered by companies such as Samsung, Sony and Oculus. The companies that offer these products are significantly larger than we are.
Because our fiscal year ends on the last Saturday of December every seven years we have a fiscal year with 53 weeks. Our fiscal year 2018 was a 52 week year, 2017 was a 52 week year and 2016 was a 53 week year. The impact of the 53rd week in 2016 fiscal year was not material to the Company's results of operations.
Revenues.    Our revenues by display application, which include product sales and amounts earned from research and development contracts, for fiscal years 2018, 2017 and 2016 by category, were as follows:

(In thousands)	2018	2017	2016
Military	$8,724	$13,438	$5,338
Industrial	6,066	5,478	6,296
Consumer	4,146	4,406	7,418
Research and Development	5,254	2,947	1,527
Other	275	1,573	2,064
Total Revenues	$24,465	$27,841	$22,643
Fiscal Year 2018 Compared to Fiscal Year 2017
Sales of our products for Military applications include systems used by the military both in the field and for training and simulation. Sales of our products for Military applications may be for a one time purchase order or for programs that run for several years. The decrease in sales of products for Military applications in 2018 compared to 2017 was primarily due to the completion of military programs at our subsidiary NVIS in 2017.
Industrial applications revenues represent customers who purchase our display products for use in headsets used for applications in manufacturing, distribution, public safety, 3D metrology equipment and other industrial applications. Our 3D metrology customers are primarily located in Asia and they sell to Asian contract manufacturers who use the 3D metrology machines for quality control purposes. The increase in Industrial applications in 2018 compared to 2017 was primarily due to an increase in sales to customers who use our display components in industrial headsets.
Sales of our displays for Consumer applications is primarily for the use in thermal imaging products, recreational rifle and hand-held scopes and drone racing headsets. The decrease in Consumer applications in 2018 compared to 2017 was primarily due to decreased demand for displays and components used in thermal imaging products and drone racing headsets.
Research & Development ("R&D") revenues increased in 2018 as compared to 2017 primarily due to funding for U.S. military programs.
Historically, we have recognized revenue in the period when we have shipped units of products. For the fiscal year 2018, we adopted Topic 606 and certain revenues are being recorded on the percentage of completion method using a cost-to-cost approach. Prior to the adoption of Topic 606, we believe we would have recorded approximately $4.1 million as revenue in 2018 and future years, however, with our adoption of Topic 606 the approximately $4.1 million was recognized as part of the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The Company expects the impact of the adoption of the new standard to be material to the Company's revenues on an ongoing basis.
International sales represented approximately 41% of product revenues for 2018 and 2017, respectively. Our international sales are primarily denominated in U.S. currency. Consequently, a strengthening of the U.S. dollar could increase the price in local currencies of our products in foreign markets and make our products relatively more expensive than competitors' products that are denominated in local currencies, which could result in a reduction in sales or profitability in those foreign markets. As a result, our financial position and results of operations are subject to exchange rate fluctuation in transactional and functional currency. We have not taken any protective measures against exchange rate fluctuations, such as purchasing hedging instruments with respect to such fluctuations, because of the historically stable exchange rate between the Japanese yen, Great Britain pound and the U.S. dollar. Foreign currency translation impact on our results, if material, is described in further detail under "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" section below.
Fiscal Year 2017 Compared to Fiscal Year 2016
The increase in Military Application revenues in 2017 as compared to 2016 is primarily due to incremental revenue from NVIS, who produces virtual reality systems for professional 3D applications. Revenues from NVIS were approximately $9.1 million, of which $8.8 million is included in Military Applications.
Revenues from NVIS of approximately $0.3 million are included in the Industrial applications. Our 3D metrology customers are primarily located in Asia and Chinese contract manufacturers represent a significant market for 3D metrology equipment. Accordingly, sales of 3D metrology equipment are tied to the strength of the Chinese manufacturing sector.
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
International sales represented 41% and 59% of product revenues for fiscal years 2017 and 2016, respectively. Our international sales are primarily denominated in U.S. currency.
Cost of Product Revenues.    Cost of product revenues, which is comprised of materials, labor and manufacturing overhead related to the production of our products for fiscal years 2018, 2017 and 2016 were as follows:

(In thousands, except percentages)	2018	2017	2016
Cost of product revenues	$15,831	$18,118	$17,814
Cost of product revenues as a % of net product revenues	82.4%	72.8%	84.4%
Fiscal Year 2018 Compared to Fiscal Year 2017
Cost of product revenues increased as a percentage of revenues in 2018 as compared to 2017 because of a decline in sales of our military products which have higher gross margins than the average gross margin of our other products sold during the same period in 2017.
Fiscal Year 2017 Compared to Fiscal Year 2016
Cost of product revenues decreased as a percentage of revenues in 2017 as compared to 2016 because of an increase in sales of our military products which have higher gross margins than the other products sold during the same period in 2016.
Research and Development.    R&D expenses are incurred in support of internal display development programs or programs funded by agencies or prime contractors of the U.S. government and commercial partners. R&D costs include staffing, purchases of materials and laboratory supplies, circuit design costs, fabrication and packaging of display products, and overhead. In fiscal year 2019, we expect our R&D expenditures to be related to our display products and military systems. R&D expenses for fiscal years 2018, 2017 and 2016 were as follows:

(In thousands)	2018	2017	2016
Funded	$4,892	$3,365	$787
Internal	12,553	15,415	15,253
Total	$17,445	$18,780	$16,040

Fiscal Year 2018 Compared to Fiscal Year 2017
Funded R&D expense for 2018 increased as compared to the prior year due to an increase in spending for military programs. Internal R&D expense for 2018 decreased as compared to the prior year primarily due to products moving into the commercialization phase. We expect to incur significant development costs in fiscal year 2019 to develop display products and develop military products.
Fiscal Year 2017 Compared to Fiscal Year 2016
Funded R&D expense for 2017 increased as compared to the prior year due to an increase in spending for military programs. Internal R&D expense for 2017 remained relatively consistent as compared to prior year.
Selling, General and Administrative.    Selling, general and administrative ("S,G&A") expenses consist of the expenses incurred by our sales and marketing personnel and related expenses, and administrative and general corporate expenses. S,G&A expenses for the fiscal years 2018, 2017 and 2016 were as follows:

(In thousands, except percentages)	2018	2017	2016
Selling, general and administrative expense	$27,211	$20,541	$16,962
Selling, general and administrative expense as a % of total revenue	111.2%	73.8%	74.9%
Fiscal Year 2018 Compared to Fiscal Year 2017
S,G&A for 2018 increased as compared to the prior year primarily due to an increase in compensation expenses including increases of $2.6 million in non-cash stock-based compensation, $1.3 million in product promotion, $0.8 million of accrued contingent consideration and $0.8 million of legal expenses and patent maintenance cost.
Fiscal Year 2017 Compared to Fiscal Year 2016
S,G&A for 2017 increased as compared to the prior year, reflecting incremental S,G&A of $1.4 million from our acquisition of NVIS and a $1.5 million increase in professional fees. The incremental S,G&A from NVIS for 2017 primarily relates to the amortization of intangibles resulting from the acquisition.
Impairment of Goodwill and Intangibles. Goodwill and intangibles are evaluated for impairment annually or more often if indicators of a potential impairment are present. Our annual impairment testing of goodwill is performed separately from our impairment testing of intangibles. The Company performs impairment tests of goodwill at its reporting unit level. The goodwill valuations that are utilized to test these assets for impairment are depending on a number of significant estimates and assumptions, including macroeconomic conditions, overall growth rates, competitive activities, cost containment, Company business plans and the discount rate applied to cash flows. We believe these estimates and assumptions are reasonable and are comparable to those that would be used by other market participants. Impairment of goodwill for the fiscal years 2018, 2017 and 2016 were as follows:

(In thousands)	2018	2017	2016
Impairment of goodwill	$1,417	$600	$—
During fiscal 2018, we recognized a $1.4 million goodwill impairment charge related to our NVIS reporting unit and our Kopin Software Ltd. reporting unit. During fiscal year 2017, we recognized a $0.6 million goodwill impairment charge related to our NVIS reporting unit. See Note 5 of the "Notes to Consolidated Financial Statements" for more information.
Impairment of Assets. The Company periodically reviews the carrying value of its long-lived assets to determine if facts and circumstances suggest that they may be impaired or that the amortization or depreciation period may need to be changed. The carrying value of a long-lived asset is considered impaired when the anticipated identifiable undiscounted cash flows from such asset are less than its carrying value. For assets that are to be held and used, impairment is measured based upon the amount by which the carrying amount of the asset exceeds its fair value. Impairment of assets for the fiscal years 2018, 2017 and 2016 were as follows:

(In thousands)	2018	2017	2016
Impairment of assets	$2,527	$—	$—
During fiscal 2018, we recognized a $2.5 million asset impairment charge related to equipment as discussed further in Note 2. of the "Notes to Consolidated Financial Statements."

Total Other Income (Expense), Net. Other income (expense), net, is primarily composed of interest income, foreign currency transaction, remeasurement gains and losses incurred by our Korean and UK-based subsidiaries and other non-operating income items. Other income (expense), net, for the fiscal years 2018, 2017 and 2016 were as follows:

(In thousands)	2018	2017	2016
Total other income (expense), net	$4,178	$1,955	$571
Fiscal Year 2018 Compared to Fiscal Year 2017
In 2018 and 2017, we recorded $0.2 million and $1.0 million of foreign currency losses, respectively. In 2018, we recorded a non-cash $2.8 million gain on equity investments. In 2018, the Company received $1.0 million of insurance proceeds related to the embezzlement at our Korean subsidiary. In 2017, we recorded a non-cash $2.0 million gain on the fair value adjustment of a warrant we received as part of a license of our technology.
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

Tax benefit (provision)

(In thousands)	2018	2017	2016
Tax (provision) benefit	$(30)	$2,963	$(3,130)
Fiscal Year 2018 Compared to Fiscal Year 2017
The provision for income taxes for the fiscal year ended 2018 of less than $0.1 million was due to a change in estimates related to uncertain tax positions and deferred tax liabilities for the Company's former Korean subsidiary. The benefit for income taxes for the fiscal year ended 2017 of $3.0 million was driven by a reduction in foreign tax expense for the rate difference on a dividend distribution from the Company's Korean subsidiary of $0.8 million, an increase of uncertain tax positions of $0.2 million, the recognition of $1.1 million of net deferred tax liabilities in connection with the NVIS acquisition, which provided evidence of recoverability of the Company's net deferred tax assets that previously carried a full valuation allowance and resulted in a reduction in the valuation allowance of $1.1 million, a $1.0 million AMT credit that is expected to be refunded in the future and $0.3 million tax benefit related to the Kowon embezzlement loss.
For 2019, we expect to have movement in the foreign withholding tax relating to conversion rate changes. We also expect to have a state tax provision in 2019.
Fiscal Year 2017 Compared to Fiscal Year 2016
The benefit for income taxes for the fiscal year ended 2017 of $3.0 million was driven by a reduction in foreign tax expense for the rate difference on a dividend distribution from the Company's Korean subsidiary of $0.8 million, an increase of uncertain tax positions of $0.2 million, the recognition of $1.1 million of net deferred tax liabilities in connection with the NVIS acquisition provided evidence of recoverability of the Company's net deferred tax assets that previously carried a full valuation allowance and resulted in a reduction in the valuation allowance of $1.1 million, a $1.0 million AMT credit that is expected to be refunded in the future and $0.3 million tax benefit related to the Kowon embezzlement loss. The provision for income taxes for the fiscal year ended 2016 of $3.1 million represents $0.1 million of state tax, $1.0 million of tax for gain on sale of the Korean subsidiary’s building, $0.7 million for uncertain tax position, which includes potential interest and penalties of $0.3 million, and foreign withholding of $1.4 million.
Net (income) loss attributable to noncontrolling interest.    As of December 29, 2018, we owned approximately 93% of the equity of Kowon and 80% of the equity of eMDT. Net loss attributable to noncontrolling interest on our consolidated statement of operations represents the portion of the results of operations of our majority owned subsidiaries which is allocated to the shareholders of the equity interests not owned by us. The change in net (income) loss attributable to noncontrolling interest in 2017 compared to 2016 is the result of the change in the results of operations of Kowon and eMDT. The change in net (income) loss attributable to noncontrolling interest in 2016 compared to 2015 is the result of the change in the results of operations of Kowon and eMDT and for the period of time during 2015 when we owned 58% of Kopin Software Ltd.

Liquidity and Capital Resources
At December 29, 2018 and December 30, 2017, we had cash and cash equivalents and marketable securities of $37.2 million and working capital of $39.0 million compared to $68.8 million and $67.6 million, respectively. The change in cash and cash equivalents and marketable securities was primarily due to net outflow of cash used in operating activities of $28.2 million, which was partially offset by net inflow of cash provided by investing activities of $18.8 million.
At December 30, 2017 and December 31, 2016, we had cash and cash equivalents and marketable debt securities of $68.8 million and working capital of $67.6 million compared to $77.2 million and $70.0 million, respectively. The change in cash and cash equivalents and marketable securities was primarily due to net outflow of cash used in operating activities of $25.9 million and acquisition of a company for $3.7 million, offset by cash provided by the sale of 7.6 million shares of treasury stock for $24.7 million.
Cash and cash equivalents and marketable debt securities held in U.S. dollars at:

	December 29, 2018	December 30, 2017
Domestic locations	$36,182,663	$55,488,190
Foreign locations	418,339	6,110,496
Subtotal cash and cash equivalents and marketable debt securities held in U.S. dollars	36,601,002	61,598,686
Cash and cash equivalents held in other currencies and converted to U.S. dollars	643,361	7,156,998
Total cash and cash equivalents and marketable debt securities	$37,244,363	$68,755,684
We have no plans to repatriate the cash and cash equivalents held in our foreign subsidiary FDD and subsequent to year end we stopped operations at Kopin Software Ltd. which had no excess cash and, as such, we have not recorded any deferred tax liability with respect to such cash. The manufacturing operations at our Korean facility, Kowon, have ceased and Kowon was liquidated at fiscal year ended 2018. The Company has approximately $0.4 million of cash and cash equivalents in Korea at December 29, 2018, in the event of any tax liabilities are identified. The Company has recorded deferred tax liabilities for any additional withholding tax that may be due to the Korean government upon Kowon's final tax return acceptance.
In March 2017, we purchased 100% of the outstanding stock of NVIS for $3.7 million. We expect to pay approximately $1.3 million in March 2019 and may be required to pay up to and additional $0.7 million if certain future operating performance milestones are met and the selling shareholders remain employed with NVIS through March 2020. As there is a requirement to remain employed to earn the contingent payments, these contingent payments will be treated as compensation expense.
We expect to expend between $1.5 million and $2.0 million on capital expenditures over the next twelve months.
The Company has entered into an agreement to make a capital contribution of approximately $5.1 million (the Company's capital contribution under the agreement is $35.0 million Chinese Yuan Renminbi). The Company’s ability to make its capital contribution is subject to Chinese laws which include restrictions of direct foreign investment. Accordingly, the Company will need to make the capital contribution through its Chinese subsidiary’s operations.
The Company has incurred net losses of $35.8 million, $25.4 million and $23.0 million for the fiscal years ended 2018, 2017 and 2016, respectively, and net cash outflows from operations of $28.2 million, $25.9 million and $26.2 million for the fiscal years ended 2018, 2017 and 2016, respectively. In addition, the Company has continued to experience a significant decline in its cash and cash equivalents and marketable debt securities, which was primarily a result of funding operating losses, of which a significant component relates to the Company’s ongoing investments in the research and development of Wearable products. These negative financial conditions raise substantial doubt regarding the Company’s ability to continue as a going concern.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements.
Seasonality
Our revenues have not followed a seasonal pattern for the past three years and we do not anticipate any seasonal trend to our revenues in 2019.
Climate Change
We do not believe there is anything unique to our business which would result in climate change regulations having a disproportional effect on us as compared to U.S. industry overall.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Inflation
We do not believe our operations have been materially affected by inflation in the last three fiscal years.
Contractual Obligations
The following is a summary of our contractual payment obligations as of December 29, 2018:

	Payment due by period
	Total	Less than 1 year	1-3 Years	4-5 years	More than 5 years
Operating leases	$4,060,000	$1,210,000	$2,649,000	$201,000	$—
The Company has entered into an agreement to make a capital contribution of approximately $5.1 million (the Company's capital contribution under the agreement is $35.0 million Chinese Yuan Renminbi). The Company’s ability to make its capital contribution is subject to Chinese laws which include restrictions of direct foreign investment. Accordingly, the Company will need to make the capital contribution through its Chinese subsidiary’s operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
We invest our excess cash in high-quality U.S. government, government-backed (i.e.: Fannie Mae, FDIC guaranteed bonds and certificates of deposit) and corporate debt instruments, which bear lower levels of relative risk. We believe that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations and cash flows should not be material to our cash flows or income. It is possible that interest rate movements would increase our unrealized gain or loss on debt securities. We are exposed to changes in foreign currency exchange rates primarily through our translation of our foreign subsidiaries' financial position, results of operations, and transaction gains and losses as a result of non U.S. dollar denominated cash flows related to business activities in Asia and Europe, and remeasurement of U.S. dollars to the functional currency of our U.K. and Kowon subsidiaries. We are also exposed to the effects of exchange rates in the purchase of certain raw materials which are in U.S. dollars but the price on future purchases is subject to change based on the relationship of the Japanese yen to the U.S. dollar. We do not currently hedge our foreign currency exchange rate risk. One of our joint venture investments requires us to invest 35 million Chinese Yuan Renminbi. We estimate that any market risk associated with our international operations or investments is unlikely to have a material adverse effect on our business, financial condition or results of operation. Our portfolio of marketable debt securities is subject to interest rate risk although our intent is to hold securities until maturity. The credit rating of our investments may be affected by the underlying financial health of the guarantors of our investments. We use silicon wafers but do not enter into forward or futures hedging contracts.

Item 8.	Financial Statements and Supplementary Data
The financial statements required by this Item are included in this Report on pages 39 through 69. Reference is made to Item 15 of this Report.

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
Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 29, 2018 based on the criteria outlined in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").
Based on management’s assessment and the criteria set forth by COSO, we assessed that the internal control over financial reporting was effective as of December 29, 2018.
The independent registered public accounting firm of Deloitte & Touche LLP, as auditors of the consolidated balance sheets of Kopin Corporation and subsidiaries (the “Company”) as of December 29, 2018 and the related consolidated statements of operations, comprehensive loss, stockholder’s equity and cash flows for the year ended December 29, 2018 and the related notes, has issued an attestation report on the Company’s internal control over financial reporting, which is included herein.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fourth quarter of 2018 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
Kopin Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Kopin Corporation and subsidiaries (the “Company”) as of December 29, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 29, 2018, of the Company and our report dated March 13, 2019, expressed an unqualified opinion on those financial statements and included explanatory paragraphs relating to going concern and the Company’s adoption of a new accounting standard.

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
March 13, 2019

Item 9B.	Other Information
None
Part III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required under this item is incorporated herein by reference from our Proxy Statement relating to our 2019 Annual Meeting of Stockholders (the “Proxy Statement”). We expect to file the Proxy Statement with the SEC in March, 2019 (and, in any event, no later than 120 days after the close of our last fiscal year), pursuant to SEC Regulation 14A.
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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Kopin Corporation and subsidiaries (the “Company”) as of December 29, 2018, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows, for each of the three years in the period ended December 29, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 29, 2018 and December 30, 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 29, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 29, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2019 expressed an unqualified opinion on the Company’s internal control over financial reporting.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and recurring negative operating cash flows that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company adopted Accounting Standards Codification (ASC) Topic 606, "Revenue from Contracts with Customers," using the modified retrospective adoption method on December 31, 2017.

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

/s/ Deloitte & Touche LLP

Boston, Massachusetts
March 13, 2019

We have served as the Company's auditor since at least 1987; however, an earlier year could not be reliably determined.

KOPIN CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 29, 2018	December 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$14,326,347	$24,848,227
Marketable debt securities, at fair value	22,918,016	43,907,457
Accounts receivable, net of allowance of $304,000 and $149,000 in 2018 and 2017, respectively	3,088,360	3,955,123
Contract assets and unbilled receivables	3,089,663	704,863
Inventory	4,797,238	5,080,797
Prepaid taxes	399,611	264,352
Prepaid expenses and other current assets	784,790	978,677
Total current assets	49,404,025	79,739,496
Property, plant and equipment, net	2,598,842	5,077,043
Goodwill	331,344	1,780,247
Intangibles	—	883,636
Other assets	1,649,401	3,842,068
Equity investments	5,565,499	—
Total assets	$59,549,111	$91,322,490

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,921,880	$4,918,605
Accrued payroll and expenses	3,038,005	1,636,512
Accrued warranty	571,000	649,000
Contract liabilities and billings in excess of revenue earned	388,933	896,479
Other accrued liabilities	1,901,547	2,066,025
Income tax payable	—	1,416,892
Deferred tax liabilities	546,000	520,000
Total current liabilities	10,367,365	12,103,513
Contract liabilities, noncurrent	17,294	374,171
Asset retirement obligations	254,098	269,877
Other long-term liabilities	1,197,533	1,195,082
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, par value $.01 per share: authorized, 3,000 shares; none issued	—	—
Common stock, par value $.01 per share: authorized, 120,000,000 shares; issued 80,735,320 shares in 2018 and 80,201,313 shares in 2017; outstanding 74,008,815 in 2018 and 73,058,783 in 2017, respectively	785,220	775,720
Additional paid-in capital	335,692,879	331,119,340
Treasury stock (4,513,256 shares in 2018 and 2017, at cost)	(17,238,669)	(17,238,669)
Accumulated other comprehensive income	1,554,587	3,564,779
Accumulated deficit	(272,932,143)	(240,121,901)
Total Kopin Corporation stockholders’ equity	47,861,874	78,099,269
Noncontrolling interest	(149,053)	(719,422)
Total stockholders’ equity	47,712,821	77,379,847
Total liabilities and stockholders’ equity	$59,549,111	$91,322,490
See Accompanying Notes to Consolidated Financial Statements.

KOPIN CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

Fiscal year ended	2018	2017	2016
Revenues:
Net product revenues	$19,211,115	$24,894,805	$21,115,125
Research and development and other revenues	5,253,890	2,946,685	1,527,441
Total revenue	24,465,005	27,841,490	22,642,566
Expenses:
Cost of product revenues	15,831,441	18,118,418	17,814,271
Research and development-funded programs	4,892,066	3,364,658	786,867
Research and development-internal	12,553,237	15,515,057	15,252,794
Selling, general and administrative	27,210,849	20,541,244	16,961,773
Impairment of goodwill	1,417,470	600,086	—
Impairment of assets	2,526,669	—	—
Gain on sale of property, plant and equipment	—	—	(7,700,522)
Total operating expenses	64,431,732	58,139,463	43,115,183
Loss from operations	(39,966,727)	(30,297,973)	(20,472,617)
Non-operating income (expense), net:
Interest income	640,059	775,626	658,384
Other income (expense), net	855,106	247,291	(448,581)
Foreign currency transaction losses	(166,829)	(1,068,059)	(672,727)
Gain on investments	2,849,816	2,000,000	1,034,396
Total non-operating income	4,178,152	1,954,858	571,472
Loss before benefit (provision) for income taxes and net loss (income) of noncontrolling interest	(35,788,575)	(28,343,115)	(19,901,145)
Tax (provision) benefit	(30,000)	2,963,000	(3,130,000)
Net loss	(35,818,575)	(25,380,115)	(23,031,145)
Net (income) loss attributable to the noncontrolling interest	(51,050)	139,633	(402,971)
Net loss attributable to Kopin Corporation	$(35,869,625)	$(25,240,482)	$(23,434,116)
Net loss per share:
Basic and diluted	$(0.49)	$(0.36)	$(0.37)
Weighted average number of common shares outstanding:
Basic and diluted	73,156,545	69,914,956	64,045,675
See Accompanying Notes to Consolidated Financial Statements.

KOPIN CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

Fiscal year ended	2018	2017	2016
Net loss	$(35,818,575)	$(25,380,115)	$(23,031,145)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(1,912,427)	1,921,655	809,099
Unrealized holding (loss) gain on marketable securities	(264,949)	148,520	33,464
Reclassifications of gain (loss) in net loss	49,525	(6,376)	(48,284)
Other comprehensive (loss) income, net of tax	(2,127,851)	2,063,799	794,279
Comprehensive loss	(37,946,426)	(23,316,316)	(22,236,866)
Comprehensive loss (income) attributable to the noncontrolling interest	66,609	69,642	(398,051)
Comprehensive loss attributable to Kopin Corporation	$(37,879,817)	$(23,246,674)	$(22,634,917)

See Accompanying Notes to Consolidated Financial Statements.

KOPIN CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Kopin Corporation Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance, December 26, 2015	76,079,643	$760,797	$326,558,527	$(42,741,551)	$771,774	$(190,608,671)	$94,740,876	$(256,096)	$94,484,780
Vesting of restricted stock	736,842	7,368	(7,368)	—	—	—	—	—	—
Stock-based compensation expense	—	—	2,482,326	—	—	—	2,482,326	—	2,482,326
Other comprehensive income	—	—	—	—	799,197	—	799,197	(4,918)	794,279
Restricted stock for tax withholding obligations	(175,542)	(1,756)	(508,841)	—	—	—	(510,597)	—	(510,597)
Net loss	—	—	—	—	—	(23,434,116)	(23,434,116)	402,971	(23,031,145)
Balance at December 31, 2016	76,640,943	766,409	328,524,644	(42,741,551)	1,570,971	(214,042,787)	74,077,686	141,957	74,219,643
Vesting of restricted stock	1,170,847	11,708	(11,708)	—	—	—	—	—	—
Stock-based compensation expense	—	—	3,375,330	—	—	—	3,375,330	—	3,375,330
Other comprehensive income	—	—	—	—	1,993,808	—	1,993,808	69,991	2,063,799
Restricted stock for tax withholding obligations	(239,752)	(2,397)	(768,926)	—	—	—	(771,323)	—	(771,323)
Distribution to noncontrolling interest holder	—	—	—	—	—	—	—	(791,737)	(791,737)
Sale of unregistered stock	—	—	—	25,502,882	—	(838,632)	24,664,250	—	24,664,250
Net loss	—	—	—	—	—	(25,240,482)	(25,240,482)	(139,633)	(25,380,115)
Balance at December 30, 2017	77,572,038	775,720	331,119,340	(17,238,669)	3,564,779	(240,121,901)	78,099,269	(719,422)	77,379,847
Vesting of restricted stock	1,093,000	10,930	(10,930)	—	—	—	—	—	—
Stock-based compensation expense	—	—	4,791,054	—	—	—	4,791,054	—	4,791,054
Other comprehensive income	—	—	—	—	(2,010,192)	—	(2,010,192)	(117,659)	(2,127,851)
Restricted stock for tax withholding obligations	(142,972)	(1,430)	(206,585)	—	—	—	(208,015)	—	(208,015)
Distribution to noncontrolling interest holder	—	—	—	—	—	—	—	636,978	636,978
Adoption of accounting standard (Note 1)	—	—	—	—	—	3,059,383	3,059,383	—	3,059,383
Net loss	—	—	—	—	—	(35,869,625)	(35,869,625)	51,050	(35,818,575)
Balance at December 29, 2018	78,522,066	$785,220	$335,692,879	$(17,238,669)	$1,554,587	$(272,932,143)	$47,861,874	$(149,053)	$47,712,821
See Accompanying Notes to Consolidated Financial Statements.

KOPIN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

Fiscal year ended	2018	2017	2016
Cash flows from operating activities:
Net loss	$(35,818,575)	$(25,380,115)	$(23,031,145)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,958,680	2,501,891	993,621
Accretion of premium or discount on marketable debt securities	15,948	41,364	130,032
Stock-based compensation	4,791,054	2,296,131	2,425,326
Net gain on investment transactions	(2,849,816)	(2,000,000)	(1,034,396)
Deferred income taxes	4,185	(2,421,040)	1,451,858
Foreign currency losses	177,469	893,260	711,356
Loss (gain) on sale of property and plant	51,159	—	(7,700,522)
Impairment of assets	2,526,669	—	—
Impairment of goodwill	1,417,470	600,086	—
Change in allowance for bad debt	(155,000)	13,000	(17,000)
Other non-cash items	832,615	654,694	677,330
Change in warranty reserves	(79,633)	142,328	—
Changes in assets and liabilities:
Accounts receivable	853,163	(2,376,593)	(39,629)
Contract assets and unbilled receivables	865,474	—	—
Inventory	(1,656,196)	(1,633,027)	(1,527,602)
Prepaid expenses, other current assets and other assets	113,015	(1,084,146)	48,295
Accounts payable and accrued expenses	(1,208,848)	1,924,751	1,163,586
Billings in excess of revenue earned	(4,742)	(85,282)	(425,805)
Net cash used in operating activities	(28,165,909)	(25,912,698)	(26,174,695)
Cash flows from investing activities:
Proceeds from sale of marketable debt securities	26,646,078	37,536,004	50,835,253
Purchase of marketable debt securities	(5,697,329)	(19,633,903)	(51,828,988)
Proceeds from sale of investments	—	—	1,034,396
Cash paid for acquisition, net of cash acquired	(1,000,000)	(3,690,047)	—
Proceeds from sale of III-V product line	—	—	15,000,000
Proceeds from sale of property and plant	—	—	8,106,819
Other assets	(8,373)	(140,860)	80,793
Capital expenditures	(1,183,131)	(2,794,467)	(394,897)
Net cash provided by investing activities	18,757,245	11,276,727	22,833,376
Cash flows from financing activities:
Sale of unregistered stock	—	24,664,250	—
Settlements of restricted stock for tax withholding obligations	(208,015)	(771,323)	(510,597)
Distribution to noncontrolling interest holder	(636,978)	(791,737)	—
Net cash (used in) provided by financing activities	(844,993)	23,101,190	(510,597)
Effect of exchange rate changes on cash	(268,223)	560,513	(93,478)
Net (decrease) increase in cash and cash equivalents	(10,521,880)	9,025,732	(3,945,394)
Cash and cash equivalents at beginning of year	24,848,227	15,822,495	19,767,889
Cash and cash equivalents at end of year	$14,326,347	$24,848,227	$15,822,495
Supplemental disclosure of cash flow information:
Income taxes paid	$1,374,000	$281,000	$723,000
Construction in progress included in accrued expenses	—	212,000	—

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
Going Concern
The Company has incurred net losses of $35.8 million, $25.4 million and $23.0 million for the fiscal years ended 2018, 2017 and 2016, respectively, and net cash outflows from operations of $28.2 million, $25.9 million and $26.2 million for the fiscal years ended 2018, 2017 and 2016, respectively. In addition, the Company has continued to experience a significant decline in its cash and cash equivalents and marketable debt securities, which was primarily a result of funding operating losses, of which a significant component relates to the Company’s ongoing investments in the research and development of Wearable products. These negative financial conditions raise substantial doubt regarding the Company’s ability to continue as a going concern.
The Company’s products are targeted towards the wearable market, which management believes is still developing and cannot predict how long the wearable market will take to develop or if the Company’s products will be accepted.  Accordingly, the Company’s current strategy is to continue to invest in research and development, even during unprofitable periods, which may result in the Company continuing to incur net losses and negative cash flows from operations.  If the Company is unable to achieve and maintain positive cash flows and profitability in the foreseeable future, its financial condition may ultimately be materially adversely affected such that management may be required to reduce operating expenses, including investments in research and development, or raise additional capital. While there can be no assurance the Company will be able to successfully reduce operating expenses or raise additional capital, management believes its historical success in managing cash flows and obtaining capital will continue in the foreseeable future.
The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Fiscal Year
The Company’s fiscal year ends on the last Saturday in December. The fiscal years ended December 29, 2018 and December 30, 2017 includes 52 weeks and December 31, 2016 includes 53 weeks, and are referred to as fiscal years 2018, 2017 and 2016, respectively, herein. The impact of the 53rd week in the 2016 fiscal year was not material to the Company's results of operations.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and a majority owned 80% subsidiary, eMDT America Inc. ("eMDT"), located in California (collectively the Company). Net loss attributable to noncontrolling interest in the Company's Consolidated Statement of Operations represents the portion of the results of operations of which is allocated to the shareholders of the equity interests not owned by the Company. All intercompany transactions and balances have been eliminated.
Revenue Recognition - 2018
The Company adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) effective December 31, 2017 and applied the modified retrospective method. The Company recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of accumulated deficit. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The Company expects the impact of the adoption of the new standard to be material to the Company's results of operations on an ongoing basis. Significant changes to the Company's accounting policies as a result of adopting Topic 606 are discussed below.
Substantially all of our product revenues are either derived from the sales of components for use in military applications or our wearable technology components that can be integrated to create industrial and consumer headset systems. We also have development contracts for the design, manufacture and modification of products for the U.S. government or a prime contractor

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

for the U.S. government or for a customer that sells into the industrial or consumer markets. The Company's contracts with the U.S. government are typically subject to the Federal Acquisition Regulations (“FAR”) and are priced based on estimated or actual costs of producing goods. The FAR provides guidance on the types of costs that are allowable in establishing prices for goods provided under U.S. government contracts. The pricing for non-U.S. government contracts is based on the specific negotiations with each customer.
Our fixed-price contracts with the U.S. government or other customers may result in revenue recognized in excess of amounts currently billed. We disclose the excess of revenues over amounts actually billed as Contract assets and unbilled receivables on the balance sheet. Amounts billed and due from our customers are classified as Accounts receivable on the balance sheets. In some instances, the U.S. government retains a small portion of the contract price until completion of the contract. The portion of the payments retained until final contract settlement is not considered a significant financing component because the intent is to protect the customer. For contracts with the U.S. government, we typically receive interim payments either as work progresses or by achieving certain milestones or based on a schedule in the contract. We recognize a liability for these advance payments in excess of revenue recognized and present it as Contract liabilities and billings in excess of revenue earned on the balance sheets. The advanced payment typically is not considered a significant financing component because it is used to meet working capital demands that can be higher in the early stages of a contract and to protect us from the other party failing to adequately complete some or all of its obligations under the contract. For industrial and consumer purchase orders, we typically receive payments within 30 to 60 days of shipments of the product, although for some purchase orders, we may require an advanced payment prior to shipment of the product.
To determine the proper revenue recognition method for contracts with the same customer, we evaluate whether two or more contracts should be combined and accounted for as one single contract and whether the combined or single contract should be accounted for as more than one performance obligation. For most of our development contracts and contracts with the U.S government, the customer contracts with us to provide a significant service of integrating a set of components into a single unit. Hence, the entire contract is accounted for as one performance obligation. Less frequently, however, we may promise to provide distinct goods or services within a contract in which case we separate the contract into more than one performance obligation. If a contract is separated into more than one performance obligation, we allocate the total transaction price to each performance obligation in an amount based on the estimated relative standalone selling prices of the promised goods or services underlying each performance obligation. In cases where we sell standard products, the observable standalone sales are used to determine the standalone selling price.
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
In situations where control transfers over time, revenue is recognized based on the extent of progress towards completion of the performance obligation. We generally use the cost-to-cost approach to measure the extent of progress towards completion of the performance obligation for our contracts because we believe it best depicts the transfer of assets to the customer. Under the cost-to-cost measure approach, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Revenues are recorded proportionally as costs are incurred.
Accounting for design, development and production contracts requires judgment relative to assessing risks, estimating contract revenues and costs, and making assumptions for schedule and technical issues. Due to the size and nature of the work required to be performed on many of our contracts, the estimation of total revenue and cost at completion is complicated and subject to many variables. Contract costs include material, labor and subcontracting costs, as well as an allocation of indirect costs. We have to make assumptions regarding the number of labor hours required to complete a task, the complexity of the work to be performed, the availability and cost of materials, and performance by our subcontractors. For contract change orders, claims or similar items, we apply judgment in estimating the amounts and assessing the potential for realization. These amounts are only included in contract value when they can be reliably estimated and realization is considered probable. If our estimate of total contract costs or our determination of whether the customer agrees that a milestone is achieved is incorrect, our revenue could be overstated or understated and the profits or loss reported could be subject to adjustment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For our commercial customers, the Company's revenue is recognized when obligations under the terms of a contract with our customer is satisfied and the Company transfers control of the products or services, which is generally upon delivery to the customer. Revenue is recorded as the amount of consideration we expect to receive in exchange for transferring goods or providing services. Provisions for product returns and allowances are reductions in the transaction price and are recorded in the same period as the related revenues. We analyze historical returns, current economic trends and changes in customer demand when evaluating the adequacy of sales returns and other allowances. Certain product sales are made to distributors under agreements allowing for a limited right of return on unsold products. Sales to distributors are primarily made for sales to the distributors' customers and not for stocking of inventory. Sales, value add and other taxes we collect concurrent with revenue-producing activities are excluded from revenue.
The rights and benefits to the Company's intellectual property are conveyed to certain customers through technology license agreements. These agreements may include other performance obligations including the sale of product to the customer. When the license is distinct from other obligations in the agreement, the Company treats the license and other performance obligations as separate performance obligations. Accordingly, the license is recognized at a point in time or over time based on the standalone selling price. The sale of materials is recognized at a point in time, which occurs with the transfer of control of the Company's products or services. In certain instances, the Company is entitled to sales-based royalties under license agreements. These sales-based royalties are recognized when they are earned. Revenues from sales-based royalties under license agreements are shown under Research and development and other revenues on the Company's Consolidated Statements of Operations.
The cumulative effect of the changes made to the Company's consolidated December 31, 2017 balance sheet for the adoption of ASU 2014-09, Revenue from Contracts with Customers (Topic 606) was as follows:

Balance Sheet	Balance at December 30, 2017	Adjustments due to Topic 606	Balance at December 31, 2017
Assets
Contract assets and unbilled receivables	$704,863	$2,850,274	$3,555,137
Inventory	5,080,797	(1,082,629)	3,998,168
Other assets	3,842,068	400,000	4,242,068

Liabilities
Contract liabilities and billings in excess of revenue earned	1,555,883	(891,737)	664,146

Stockholders’ equity
Accumulated Deficit	$(240,121,901)	$3,059,383	$(237,062,519)
In accordance with the new revenue standard requirements, the impact of adoption on the Company's consolidated statement of operations for the fiscal year 2018 was as follows:

Statement of Operations	As Reported	Balances Without Adoption of Topic 606	Effect of Change Higher/(Lower)
Net product revenues	$19,211,115	$19,726,901	$(515,786)
Research and development and other revenues	5,253,890	5,600,066	(346,176)
Cost of product revenues	15,831,441	16,809,343	(977,902)
Net loss attributable to Kopin Corporation	$(35,869,625)	$(35,985,565)	$115,940
See Note 14. Segments and Disaggregation of Revenue for additional information regarding the disaggregation of the Company's revenue by major source.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Contract Liabilities
Contract liabilities consist of advance payments and billings in excess of revenue recognized for the contract.
Performance Obligations
The Company's revenue recognition related to performance obligations that were satisfied at a point in time and over time were as follows:

Fiscal year ended	2018	2017	2016
Point in time	60%	91%	95%
Over time	40%	9%	5%
The value of remaining performance obligations represent the transaction price of orders for which work has not been performed and excludes unexercised contract options and potential orders under ordering-type contracts (e.g., indefinite-delivery, indefinite-quantity ("IDIQ")). As of December 29, 2018, the aggregate amount of the transaction price allocated to remaining performance obligations was $8.0 million. The Company expects to recognize revenue on the remaining performance obligations of $8.0 million over the next 12 months. The remaining performance obligations represent amounts to be earned under government contracts, which are subject to cancellation.
Revenue Recognition - 2017
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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
We regularly review inventory quantities on-hand and we write down inventory based on excess or obsolete inventories determined primarily by future anticipated demand for our products. Inventory write-downs are measured as the difference between the cost of the inventory and net realizable value, based upon assumptions about future demand, which are inherently difficult to assess and dependent on market conditions. At the point of a loss recognition, a new, lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established basis.
Inventory consists of the following at December 29, 2018 and December 30, 2017:

	2018	2017
Raw materials	$2,548,139	$2,070,153
Work-in-process	1,526,552	1,829,805
Finished goods	722,547	1,180,839
	$4,797,238	$5,080,797
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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
Extended Warranties
The Company recognizes revenue from an extended warranty on the straight-line method over the life of the extended warranty, which is typically 12 to 18 months beyond the standard 12 month warranty. The Company classifies the current portion of extended warranties under contract liabilities and billings in excess of revenue earned and the noncurrent portion of extended warranties under contract liabilities, noncurrent in its consolidated balance sheets. The Company currently has approximately $0.4 million of contract liabilities related to extended warranties at December 29, 2018.
Asset Retirement Obligations
The Company recorded asset retirement obligations ("ARO") liabilities of $0.3 million at December 29, 2018 and December 30, 2017. This represents the legal obligations associated with retirement of the Company’s assets when the timing and/or method of settling the obligation are conditional on a future event that may or may not be within the control of the Company. Changes in ARO liabilities for fiscal years 2018 and 2017 are as follows:

	2018	2017
Beginning balance	$269,877	$246,922
Exchange rate change	(15,779)	22,955
Ending balance	$254,098	$269,877
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
The following were not included in weighted-average common shares outstanding-diluted because they are anti-dilutive or performance conditions have not been met at the end of the period:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	2018	2017	2016
Nonvested restricted common stock	2,213,249	2,629,274	3,007,674
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
Recognition and Measurement of Financial Assets and Liabilities
We periodically make equity investments in private companies, accounted for as an equity investment, whose values are difficult to determine. The Company adopted ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Liabilities and the related amendments on December 31, 2017. This standard amends various aspects of the recognition, measurement, presentation, and disclosure of financial instruments. The Company adopted the measurement alternative for equity investments without readily determinable fair values (often referred to as cost method investments) on a prospective basis. When assessing investments in private companies for impairment, we consider such factors as, among other things, the share price from the investee's latest financing round, the performance of the investee in relation to its own operating targets and its business plan, the investee's revenue and cost trends, the liquidity and cash position, including its cash burn rate and market acceptance of the investee's products and services. Because these are private companies which we do not control we may not be able to obtain all of the information we would want in order to make a complete assessment of the investment on a timely basis. Accordingly, our estimates may be revised if other information becomes available at a later date.
Marketable Debt Securities
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
The Company uses the specific identification method as a basis for determining cost and calculating realized gains and losses with respect to marketable debt securities. The gross gains and losses realized related to sales and maturities of marketable debt securities were not material during the fiscal years ended 2018, 2017 and 2016.
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
The Company further estimates the amount of OTTI resulting from a decline in the creditworthiness of the issuer (credit-related OTTI) and the amount of non credit-related OTTI. Non credit-related OTTI can be caused by such factors as market illiquidity. Credit-related OTTI is recognized in earnings while non credit-related OTTI on securities not expected to be sold is

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

recognized in other comprehensive income (loss). The Company did not record any OTTI for the fiscal years 2018, 2017 and 2016.
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
The value of restricted stock grants that vest based on market conditions is computed on the date of grant using the Monte Carlo model. The fair value of stock option awards is estimated on the date of grant using the Black-Scholes-Merton option-pricing model. There were no stock options granted in fiscal years 2018, 2017 or 2016.
Comprehensive Loss
Comprehensive loss is the total of net (loss) income and all other non-owner changes in equity including such items as unrealized holding (losses) gains on marketable equity and debt securities classified as available-for-sale and foreign currency translation adjustments.
The components of accumulated other comprehensive income are as follows:

	Cumulative Translation Adjustment	Unrealized holding (loss) gain on marketable securities	Reclassifications of gain (loss) in net loss	Accumulated Other Comprehensive Income
Balance as of December 26, 2015	$566,025	$205,749	$—	$771,774
Changes during year	814,017	33,464	(48,284)	799,197
Balance as of December 31, 2016	1,380,042	239,213	(48,284)	1,570,971
Changes during year	1,851,664	148,520	(6,376)	1,993,808
Balance as of December 30, 2017	3,231,706	387,733	(54,660)	3,564,779
Changes during year	(1,794,768)	(264,949)	49,525	(2,010,192)
Balance as of December 29, 2018	$1,436,938	$122,784	$(5,135)	$1,554,587
Goodwill
We account for goodwill in accordance with ASC Topic 350. Under ASC Topic 350, goodwill is considered to have an indefinite life, and is carried at cost. Goodwill is not amortized, but is subject to an annual impairment test, as well as between annual tests when events or circumstances indicate that the carrying value may not be recoverable.
The determination of reporting units under ASC 350 begins with the definition of an operating segment in ASC 280 and takes into account the disaggregation of that operating segment into economically dissimilar components for goodwill impairment testing purposes. The level at which operating performance is reviewed also differs between ASC 280 and ASC 350. The chief operating decision maker ("CODM") is the Company's Chief Executive Officer who reviews operating segments and the segment manager reviews reporting units (components of operating segments). Therefore, a component of an operating segment would not be considered an operating segment under ASC 280 unless the CODM regularly reviews its operating performance. However, that same component might be a reporting unit under ASC 350 if a segment manager regularly reviews its operating performance (and if the other reporting unit criteria are met). Goodwill is evaluated for impairment annually or more often if indicators of a potential impairment are present. The Company performs impairment tests of goodwill at its reporting unit level. The goodwill valuations that are utilized to test these assets for impairment are depending on a number of significant estimates and assumptions, including macroeconomic conditions, overall growth rates, competitive activities, cost containment, Company business plans and the discount rate applied to cash flows. We believe these estimates and assumptions are reasonable and are comparable to those that would be used by other market participants. However, actual events and results

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

could differ substantially from those used in our valuations. To the extent such factors result in a failure to achieve the level of projected cash flows initially used to estimate fair value for purposes of establishing the carrying amount of goodwill and intangibles, we may need to record non-cash impairment charges in the future.
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
Recently Issued Accounting Pronouncements
Leases
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize a right-of-use asset and lease liability for most lease arrangements. The new standard is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which allows for an additional transition method under the modified retrospective approach for the adoption of Topic 842. The two permitted transition methods are now: (1) to apply the new lease requirements at the beginning of the earliest period presented, and (2) to apply the new lease requirements at the effective date. Under both transition methods there is a cumulative effect adjustment. We intend to adopt the standard on the effective date of December 30, 2018 by applying the new lease requirements at the effective date. We also intend to elect the package of practical expedients permitted under the transition guidance within the new standard, which, among other things, allows us to carry forward the historical lease classification. We have evaluated the changes from this ASU to our future financial reporting and disclosures, and have designed and implemented related processes and controls to address these changes. We expect the standard will result in the recognition of right-of-use assets of $3.5 million to $4.0 million and lease liabilities of $3.5 million to $4.0 million as of December 30, 2018, with immaterial changes to other balance sheet accounts. The standard will have no impact on our results of operations or liquidity. In addition, new disclosures will be provided to enable users to assess the amount, timing and uncertainty of cash flows arising from leases.
Other new pronouncements issued but not effective until after December 29, 2018 are not expected to have a material impact on our financial position, results of operations or liquidity.

2.    Property, Plant and Equipment
Property, plant and equipment consisted of the following at December 29, 2018 and December 30, 2017:

	Useful Life	2018	2017
Equipment	3-5 years	$16,824,384	$16,811,526
Leasehold improvements	Life of the lease	3,676,775	3,851,269
Furniture and fixtures	3 years	523,736	531,870
Equipment under construction		436,806	2,415,957
		21,461,701	23,610,622
Accumulated depreciation and amortization		(18,862,859)	(18,533,579)
Property, plant and equipment, net		$2,598,842	$5,077,043
Depreciation expense for the fiscal years 2018, 2017 and 2016 was approximately $1.0 million, $0.9 million and $1 million, respectively.
During the fiscal year 2018, the Company recorded asset impairment charges of $2.5 million associated with equipment that either is not currently being utilized or will not be utilized for its remaining useful life and is not recoverable.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.    Contract Assets and Liabilities
Net contract assets (liabilities) consisted of the following:

	December 29, 2018	December 31, 2017	$ Change	% Change
Contract assets and unbilled receivables	$3,089,663	$3,555,137	$(465,474)	(13)%
Contract liabilities and billings in excess of revenue earned	(388,933)	(664,146)	275,213	(41)%
Contract liabilities, noncurrent	(17,294)	(374,171)	356,877	(95)%
Net contract assets	$2,683,436	$2,516,820	$166,616	7%
The $0.2 million increase in the Company's net contract assets from December 31, 2017 to December 29, 2018 was primarily due to our fixed-price contracts with the U.S. government that resulted in revenue recognized in excess of amounts billed and the adoption of Topic 606.
The Company recognized revenue of approximately $0.3 million and $0.4 million related to our contract liabilities at December 31, 2017 and January 1, 2017, respectively.
The Company did not recognize impairment losses on our contract assets during the years ended December 29, 2018 and December 30, 2017.
4.    Business Combinations
In March 2017, we purchased 100% of the outstanding stock of NVIS, Inc. ("NVIS") for $3.7 million. NVIS produces virtual reality systems for 3D applications. Additional payments by the Company of up to $2.0 million may be required if certain future operating performance milestones are met and the selling shareholders remain employed with NVIS through

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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
In conjunction with the acquisition, the Company recorded deferred tax liabilities of approximately $1.1 million associated with the future non-deductible amortization of the intangible assets. These deferred tax liabilities can be used to offset the Company’s net deferred tax assets. The Company reduced the valuation allowance on its net deferred tax assets in the amount of $1.1 million and such reduction was recognized as a benefit for income taxes for 2017. Acquisition expenses were approximately $0.2 million for the fiscal year ended 2017 and were recorded in selling, general and administration expenses.
The following unaudited supplemental pro forma disclosures are provided for the fiscal year ended December 30, 2017. All intercompany transactions have been eliminated.

Fiscal year ended	2017	2016
Revenues	$28,477,870	$25,029,681
Net loss	(26,302,840)	(23,736,518)
Basic and diluted earnings per share	$(0.38)	$(0.37)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.    Goodwill and Intangibles
A rollforward of the Company's goodwill by segment is as follows:

	Kopin	Industrial	Total
Balance, December 31, 2016	$844,023	$—	$844,023
March 2017 acquisition of NVIS, Inc.	—	1,488,650	1,488,650
Impairment of goodwill	—	(600,086)	(600,086)
Change due to exchange rate fluctuations	47,660	—	47,660
Balance, December 30, 2017	891,683	888,564	1,780,247
Impairment of goodwill	(528,906)	(888,564)	(1,417,470)
Change due to exchange rate fluctuations	(31,433)	—	(31,433)
Balance, December 29, 2018	$331,344	$—	$331,344
Goodwill is evaluated for impairment annually or more often if indicators of a potential impairment are present. The Company performs impairment tests of goodwill at its reporting unit level. The goodwill valuations that are utilized to test these assets for impairment are depending on a number of significant estimates and assumptions, including macroeconomic conditions, overall growth rates, competitive activities, cost containment, Company business plans and the discount rate applied to cash flows. We believe these estimates and assumptions are reasonable and are comparable to those that would be used by other market participants. However, actual events and results could differ substantially from those used in our valuations. To the extent such factors result in a failure to achieve the level of projected cash flows initially used to estimate fair value for purposes of establishing the carrying amount of goodwill, we may need to record non-cash impairment charges in the future.
At December 29, 2018, the Company performed an impairment analysis of goodwill based on a comparison of the discounted cash flows to the recorded carrying value of the reporting units, and determined that the discounted cash flows were not in excess of the carrying value of the NVIS reporting unit. At December 29, 2018, the Company decided to discontinue operations at its wholly-owned subsidiary, Kopin Software Ltd. and expects no future cash flows to support the carrying amount of goodwill. As a result, the Company recorded an impairment of goodwill of $1.4 million at December 29, 2018. The input methods for goodwill are analyzed for impairment on a nonrecurring basis using fair value measurements with unobservable inputs, which is Level 3 in the fair value hierarchy.
The Company recognized $0.9 million, $1.6 million and $0.0 million in amortization expense for the fiscal years ended 2018, 2017 and 2016, respectively, related to intangible assets. At December 29, 2018, the Company has a carrying value of $2.5 million and accumulated amortization of $2.5 million related to intangibles. The intangibles have no remaining useful life.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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
The following table details the fair value measurements of the Company’s financial assets:

		Fair Value Measurement at December 29, 2018 Using:
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$14,326,347	$14,326,347	$—	$—
U.S. government and agency backed securities	12,810,923	—	12,810,923	—
Corporate debt	10,107,093	—	10,107,093	—
GCS Holdings	288,026	288,026	—	—
Equity Investments	5,565,499	—	—	5,565,499
	$43,097,888	$14,614,373	$22,918,016	$5,565,499

		Fair Value Measurement at December 30, 2017 Using:
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$24,848,227	$24,848,227	$—	$—
U.S. government and agency backed securities	34,725,811	6,927,323	27,798,488	—
Corporate debt	8,980,906	—	8,980,906	—
Certificates of deposit	200,740	—	200,740	—
GCS Holdings	478,546	478,546	—	—
Warrant	2,000,000	—	—	2,000,000
	$71,234,230	$32,254,096	$36,980,134	$2,000,000
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
Changes in Level 3 investments are as follows:

	December 30, 2017	Net unrealized gains/(losses)	Purchases, issuances and settlements	Transfers in and or out of Level 3	December 29, 2018
Equity Investments	$—	$(284,317)	$5,849,816	$—	$5,565,499
Warrant	2,000,000	(50,184)	(1,949,816)	—	—
	$2,000,000	$(334,501)	$3,900,000	$—	$5,565,499
Equity Investments
Equity investments rarely traded or not quoted will generally have less (or no) pricing observability and a higher degree of judgment utilized in measuring fair value. Initial measurement of equity investments occurs when an observable price for the equity investment is available. The Company adopted ASU No. 2016-01 and the related amendments on December 31, 2017 (the first day of the Company's fiscal year 2018). This standard amends various aspects of the recognition, measurement, presentation, and disclosure of financial instruments. The Company adopted the measurement alternative for equity investments without readily determinable fair values (often referred to as cost method investments) on a prospective basis. As a result, these investments will be revalued upon occurrence of an observable price change for similar investments and for impairments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Warrant
The Company had a warrant to acquire up to 15% of the next round of equity offered by a customer as part of the licensing of technology to the customer. The Company exercised the warrant in April 2018.
Marketable Debt Securities
The corporate debt consists of floating rate notes with a maturity that is over multiple years but has interest rates that are reset every three months based on the then-current three-month London Interbank Offering Rate ("three-month Libor"). The Company validates the fair market values of the financial instruments above by using discounted cash flow models, obtaining independent pricing of the securities or through the use of a model that incorporates the three-month Libor, the credit default swap rate of the issuer and the bid and ask price spread of the same or similar investments which are traded on several markets. Investments in available-for-sale marketable debt securities are as follows at December 29, 2018 and December 30, 2017:

	Amortized Cost		Unrealized Losses		Fair Value
	2018	2017	2018	2017	2018	2017
U.S. government and agency backed securities	$13,064,418	$35,014,593	$(253,495)	$(288,782)	$12,810,923	$34,725,811
Corporate debt	10,175,084	8,988,608	(67,991)	(7,702)	10,107,093	8,980,906
Certificates of deposits	—	201,000	—	(260)	—	200,740
Total	$23,239,502	$44,204,201	$(321,486)	$(296,744)	$22,918,016	$43,907,457

The contractual maturity of the Company’s marketable debt securities is as follows at December 29, 2018:

	Less than One year	One to Five years	Total
U.S. government and agency backed securities	$3,741,183	$9,069,740	$12,810,923
Corporate debt	2,709,074	7,398,019	10,107,093
Total	$6,450,257	$16,467,759	$22,918,016
7.    Stockholders’ Equity and Stock-Based Compensation
Sale of Unregistered Common Stock
On April 20, 2017, the Company sold 7,589,000 shares of unregistered common stock to Goertek, Inc. for $24,664,250 ($3.25 per share). This represented approximately 10.1% of Kopin’s total outstanding shares of common stock as of the date of purchase. In addition, Kopin and Goertek have entered into agreements to jointly develop and commercialize a range of technologies and wearable products. Goertek is a leading innovative global technology company headquartered in Weifang, China that designs and manufactures a range of consumer electronics products for brand customers including wearables, virtual and augmented reality headsets, and audio products. The transaction was accounted for under ASC 505-30 "Treasury Stock", and the loss on the sale of the treasury stock of approximately $0.8 million was charged to retained earnings. At completion of the transaction, the U.S. government requested certain information regarding the transaction for the Committee on Foreign Investment. See Note 16. Related Party Transactions for additional discussion around agreements with Goertek.
Restricted Stock Awards
In 2010, the Company adopted a 2010 Equity Incentive Plan ("2010 Equity Plan") which authorized the issuance of shares of common stock to employees, non-employees, and the Board. The 2010 Equity Plan was a successor to the Company’s 2001 Equity Incentive Plan ("2001 Equity Plan") and has been subsequently amended to increase the number of authorized shares to 14,100,000 as of December 29, 2018. The number of shares authorized under the 2010 Equity Plan is the number of shares approved by the shareholders plus the number of shares of common stock which were available for grant under the 2001 Equity Plan, the number of shares of common stock which were the subject of awards outstanding under the 2001 Equity Plan and are forfeited, terminated, canceled or expire after the adoption of the 2010 Equity Plan and the number of shares of common stock delivered to the Company either in exercise of an 2001 Equity Plan award or in satisfaction of a tax withholding obligation. The term and vesting period for restricted stock awards granted under the 2010 Equity Plan are determined by the Board’s compensation committee. As of December 29, 2018, the Company has approximately 1.7 million shares of common stock authorized and available for issuance under the Company’s 2010 Equity Plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

	Shares	Weighted Average Grant Fair Value
Outstanding at December 26, 2015	2,192,016	$3.82
Granted	1,663,000	2.40
Forfeited	(110,500)	3.21
Vested	(736,842)	3.17
Outstanding at December 31, 2016	3,007,674	3.21
Granted	1,152,000	3.40
Forfeited	(465,150)	3.82
Vested	(1,065,250)	2.90
Balance at December 30, 2017	2,629,274	3.31
Granted	1,549,000	2.25
Forfeited	(872,025)	3.78
Vested	(1,093,000)	3.05
Balance at December 29, 2018	2,213,249	$2.51
On December 31, 2017 (fiscal year beginning 2018), the Company amended the employment agreement with our CEO Dr. John Fan to expire on December 31, 2020 and as part of the amendment issued restricted stock grants. 640,000 shares of restricted stock which will vest upon the first 20 consecutive trading day period following the grant date during which the Company's common stock trades at a price equal to or greater than $5.25, 150,000 shares of restricted stock will vest at the end of the first 20 consecutive trading day period following the grant date during which the Company’s common stock trades at a price per share equal to or greater than $6.00, and 150,000 shares of restricted common stock will vest at the end of the first 20 consecutive trading day period following the grant date during which the Company’s common stock trades at a price per share equal to or greater than $7.00. All of the grants are subject to certain acceleration events and terminate on December 31, 2020.

	For the period ended December 29, 2018
Performance price target	$5.25	$6.00	$7.00
Expected volatility	48.3%	48.3%	48.3%
Interest rate	1.97%	1.97%	1.97%
Expected life (years)	2	2	2
Dividend yield	—%	—%	—%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Stock-Based Compensation
The following table summarizes stock-based compensation expense within each of the categories below as it relates to non-vested restricted common stock awards for the fiscal years 2018, 2017 and 2016 (no tax benefits were recognized):

	2018	2017	2016
Cost of product revenues	$418,605	$490,481	$561,791
Research and development	725,112	799,485	527,081
Selling, general and administrative	3,647,337	1,006,165	1,336,454
Total	$4,791,054	$2,296,131	$2,425,326
Unrecognized compensation expense for non-vested restricted common stock as of December 29, 2018 totaled $3.4 million and is expected to be recognized over a weighted average period of approximately two years.
8.    Concentrations of Risk
Ongoing credit evaluations of customers’ financial condition are performed and collateral, such as letters of credit, are generally not required. Customer’s accounts receivable balance as a percentage of total accounts receivable was as follows:

	Percent of Gross Accounts Receivable
Customer	December 29, 2018	December 30, 2017
Collins Aerospace	11%	*
DRS Technologies	11%	*
Scott Safety	*	14%
RealWear, Inc.	31%	10%
U.S. Army	*	43%
Note: The symbol “*” indicates that accounts receivables from that customer were less than 10% of the Company’s total accounts receivable.
Sales to significant non-affiliated customers for fiscal years 2018, 2017 and 2016, as a percentage of total revenues, is as follows:

	Sales as a Percent of Total Revenue
	Fiscal Year
Customer	2018	2017	2016
Military Customers in Total	36%	48%	24%
General Dynamics	11%	*	*
DRS Technologies	*	10%	*
Collins Aerospace	20%	10%	12%
Shenzhen Oriscape	*	*	20%
U.S. Army	*	12%	*
Funded Research and Development Contracts	20%	11%	7%
Note: The symbol “*” indicates that sales to that customer were less than 10% of the Company’s total revenues. The caption "Military Customers in Total" excludes research and development contracts.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.    Income Taxes
The (benefit) provision for income taxes from continuing operations consists of the following for the fiscal years indicated:

	Fiscal Year
	2018	2017	2016
Current
State	$5,000	$5,000	$33,000
Foreign	25,000	(568,000)	1,656,000
Total current provision	30,000	(563,000)	1,689,000
Deferred
Federal	(7,307,000)	15,461,000	(8,718,000)
State	(360,000)	(493,000)	(1,264,000)
Foreign	300,000	(187,000)	2,308,000
Change in valuation allowance	7,367,000	(17,181,000)	9,115,000
Total (benefit) deferred provision	—	(2,400,000)	1,441,000
Total provision (benefit) for income taxes	$30,000	$(2,963,000)	$3,130,000
The following table sets forth the changes in Kopin's balance of unrecognized tax benefits for the year ended:

Total
Unrecognized tax benefits at December 26, 2016	$374,000
Gross increases—prior year tax positions	20,000
Unrecognized tax benefits at December 30, 2017	394,000
Gross increases—current year tax positions	—
Unrecognized tax benefits at December 29, 2018	$394,000
U.S. GAAP requires applying a 'more likely than not' threshold to the recognition and derecognition of uncertain tax positions either taken or expected to be taken by Kopin's income tax returns. The total amount of our gross tax liability for tax positions that may not be sustained under a 'more likely than not' threshold amounts to $0.4 million as of December 29, 2018 and December 30, 2017. Kopin's policy regarding the classification of interest and penalties is to include these amounts as a component of income tax expense. The total amount of accrued interest and penalties related to the Company's unrecognized tax benefits was $0.5 million as of December 29, 2018 and December 30, 2017.
Net operating losses were not utilized in 2018, 2017 and 2016 to offset federal and state taxes.

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

	Fiscal Year
	2018	2017	2016
Tax provision at federal statutory rates	$(7,515,000)	$(9,884,000)	$(6,965,000)
State tax liability	5,000	5,000	22,000
Foreign deferred tax rate differential	(39,000)	15,000	(678,000)
Foreign withholding	301,000	(771,000)	1,441,000
Outside basis in Kowon, net unremitted earnings	(468,000)	(2,888,000)	958,000
Permanent items	186,000	774,000	259,000
Increase in net state operating loss carryforwards	(406,000)	(300,000)	(502,000)
Utilization of net operating losses for U.K. research and development refund	—	—	(142,000)
Provision to tax return adjustments and tax rate change (1)	(76,000)	24,833,000	(66,000)
Tax credits	239,000	24,000	(762,000)
Non-deductible 162M compensation limitations	13,000	199,000	—
Non-deductible equity compensation	290,000	1,901,000	(360,000)
Uncertain tax position for transfer pricing	91,000	203,000	671,000
Other, net	45,000	107,000	139,000
Change in valuation allowance	7,364,000	(17,181,000)	9,115,000
	$30,000	$(2,963,000)	$3,130,000

(1)
Due to the Tax Act which was enacted in December 2017, our U.S. deferred tax assets and liabilities as of December 30, 2017 were re-measured to 21%. The provisional amount recorded related to the remeasurement of our deferred tax balance was approximately $25.1 million of tax expense.

Pretax foreign income from continuing operations was approximately $0.7 million for fiscal year ended 2018, pretax foreign loss from continuing operations was approximately $0.4 million for fiscal year ended 2017 and pretax foreign income from continuing operations was approximately $5.4 million for fiscal year ended 2016. Deferred income taxes are provided to recognize the effect of temporary differences between tax and financial reporting. Deferred income tax assets and liabilities consist of the following:

	Fiscal Year
	2018	2017
Deferred tax liability:
Foreign withholding liability	$(538,000)	$(812,000)
Foreign unremitted earnings	—	(468,000)
Intangible assets	—	(259,000)
Deferred tax assets:
Federal net operating loss carryforwards	41,755,000	34,555,000
State net operating loss carryforwards	3,114,000	2,708,000
Foreign net operating loss carryforwards	1,259,000	1,500,000
Equity awards	444,000	55,000
Tax credits	7,231,000	7,470,000
Property, plant and equipment	640,000	544,000
Unrealized losses on investments	1,848,000	1,792,000
Other	1,707,000	3,037,000
Net deferred tax assets	57,460,000	50,122,000
Valuation allowance	(58,006,000)	(50,642,000)
	$(546,000)	$(520,000)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The valuation allowance was approximately $58.0 million and $50.6 million at December 29, 2018 and December 30, 2017, respectively, primarily driven by U.S. net operating loss carryforwards ("NOLs") and tax credits that the Company does not believe will ultimately be realized.
On December 22, 2017, the President signed the Tax Cuts and Jobs Act of 2017 ("2017 Act") which enacted a wide range of changes to the U.S. corporate income tax system. The 2017 Act reduced the U.S. corporate statutory federal tax rate to 21% effective in 2018, eliminated the domestic manufacturing deduction benefit and introduced other tax base broadening measures, changed rules for expensing and capitalizing business expenditures, established a territorial tax system for foreign earnings as well as a minimum tax on certain foreign earnings, provided for a one-time transition tax on previously undistributed foreign earnings, and introduced new rules for the treatment of certain foreign income. Also on December 22, 2017, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 118 (SAB 118), which provided companies with additional guidance on how to account for the 2017 Act in their financial statements, allowing companies to use a measurement period. As of December 30, 2017, we made a reasonable estimate of the effects on our existing deferred tax balances and the one-time transition tax on previously undistributed foreign earnings and the Company did not recognize any provisional amounts in the (benefit) provision for income taxes in accordance with SAB 118. As of December 29, 2018, we had finalized our provisional estimates for the remeasurement of our existing U.S. deferred tax balances and the one-time transition tax and did not recognize amounts in the (benefit) provision for income taxes.
Deferred tax assets and liabilities—The Company has remeasured certain deferred tax assets and liabilities, excluding those items that will be included on the Company's 2017 tax return, based on the rates the Company expects to realize the deferred tax assets and liabilities at in the future, which is generally 21%. The amount recorded related to the remeasurement of the Company's deferred tax balance was approximately $25.1 million of tax expense. At December 29, 2018, we have finalized our provisional estimate for the remeasurement of our existed deferred tax balances with no additional adjustment.
The Company recorded a reduction in the valuation allowance during 2017 of approximately $1.0 million which was previously recorded against the Company’s AMT credit. The Company expects to receive a refund of $1.0 million from our AMT credit in accordance with the Tax Act and have recorded the receivable in "Other assets" on the Company's consolidated balance sheets at December 29, 2018.
In addition to the changes described above, the 2017 Act imposes a U.S. tax on global intangible low taxed income ("GILTI") that is earned by certain foreign affiliates owned by a U.S. shareholder. The computation of GILTI is generally intended to impose tax on the earnings of a foreign corporation that are deemed to exceed a certain threshold return relative to the underlying business investment. The Company has made a policy election to treat future taxes related to GILTI as a current period expense in the reporting period in which the tax is incurred.
Foreign tax effects—The one-time transition tax is based on our total post-1986 earnings and profits (“E&P”) for which the Company has previously deferred U.S. income taxes. The Company is estimating that the Company will not have a provisional requirement amount for our one-time transition tax liability, using an estimated applicable tax rate of 15.5%, resulting in no increase in income tax expense. The Company has not yet completed our calculation of the total post-1986 foreign E&P for these foreign subsidiaries. Further, the transition tax is based in part on the amount of those earnings held in cash and other specified assets. This amount may change when the Company finalizes the calculation of post-1986 foreign E&P previously deferred from U.S. federal taxation and finalize the amounts held in cash or other specified assets. The Company also expects additional clarifying and interpretative technical guidance to be issued related to the calculation of our one-time transition tax. No additional income taxes have been provided for any remaining undistributed foreign earnings not subject to the transition tax and any additional outside basis difference inherent in these entities as these amounts continue to be indefinitely reinvested in foreign operations.
As of December 29, 2018, the Company has available for tax purposes NOLs of $198.8 million expiring 2022 through 2037. The Company has recognized a full valuation allowance on its net deferred tax assets as the Company has concluded that such assets are not more likely than not to be realized. The decrease in valuation allowance during fiscal year 2018 was a result of decreases in the federal tax rate as part of the Tax Act and a reduction in the valuation allowance as a result of deferred tax liabilities assumed as part of the acquisition of NVIS.
The Tax Act imposes a mandatory transition tax on accumulated foreign earnings and eliminates U.S. taxes on foreign subsidiary distribution. As a result, earnings in foreign jurisdictions are available for distribution to the U.S. without incremental U.S. taxes.
Under the provisions of Section 382, certain substantial changes in Kopin’s ownership may limit in the future the amount of net operating loss carryforwards that could be used annually to offset future taxable income and income tax liability.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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
10.    Accrued Warranty
The Company warrants its products against defect for 12 months, however, for certain products a customer may purchase an extended warranty. A provision for estimated future costs and estimated returns for credit relating to such warranty is recorded in the period when product is shipped and revenue recognized, and is updated as additional information becomes available. The Company’s estimate of future costs to satisfy warranty obligations is based primarily on historical warranty expense experienced and a provision for potential future product failures. Changes in the accrued warranty for fiscal years ended 2018, 2017 and 2016 are as follows:

	Fiscal Year Ended
	December 29, 2018	December 30, 2017	December 31, 2016
Beginning balance	$649,000	$518,000	$518,000
Additions	159,000	328,000	440,000
Claim and reversals	(237,000)	(197,000)	(440,000)
Ending Balance	$571,000	$649,000	$518,000
11.    Employee Benefit Plan
The Company has an employee benefit plan pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended. In 2018, the plan allowed employees to defer an amount of their annual compensation up to a current maximum of $18,500 if they are under the age of 50 and $24,500 if they are over the age of 50. The Company matches 50% of all deferred compensation on the first 6% of each employee’s deferred compensation. The amount charged to operations in connection with this plan was approximately $0.3 million in fiscal years 2018, 2017 and 2016.
12.    Commitments and Contingencies
Leases
The Company leases various facilities. The following is a schedule of minimum rental commitments under non-cancelable operating leases at December 29, 2018:

Fiscal year ending,	Amount
2019	$1,210,000
2020	1,112,000
2021	921,000
2022	616,000
2023	201,000
Thereafter	—
Total minimum lease payments	$4,060,000
Amounts incurred under operating leases are recorded as rent expense on a straight-line basis. Total rent expense in the fiscal years ended 2018, 2017 and 2016 were approximately $1.4 million, $1.5 million and $1.3 million, respectively.
The Company has entered into an agreement to make a capital contribution of approximately $5.1 million (the Company's capital contribution under the agreement is $35.0 million Chinese Yuan Renminbi). The Company’s ability to make its capital contribution is subject to Chinese laws which include restrictions of direct foreign investment. Accordingly, the Company will need to make the capital contribution through its Chinese subsidiary’s operations.

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
BlueRadios, Inc. v. Kopin Corporation, Civil Action No. 16-02052-JLK (D. Col.):
On August 12, 2016, BlueRadios, Inc. ("BlueRadios") filed a complaint in the U.S. District Court for the District of Colorado, alleging that the Company breached a contract between it and BlueRadios concerning a joint venture between the Company and BlueRadios to design, develop and commercialize microdisplay products with embedded wireless technology referred to as “Golden-i”. Additionally BlueRadios alleged that the Company breached the covenant of good faith and fair dealing associated with that contract, breached its fiduciary duty to BlueRadios, and misappropriated trade secrets owned by BlueRadios in violation of Colorado law (C.R.S. § 7-74-104(4)) and the Defend Trade Secrets Act (18 U.S.C. § 1836(b)(1)). BlueRadios further alleges that the Company was unjustly enriched by its alleged misconduct, BlueRadios is entitled to an accounting to determine the amount of profits obtained by the Company as a result of its alleged misconduct, and the inventorship on at least ten patents or patent applications owned by the Company need to be corrected to list BlueRadios’ employees as inventors and thereby list BlueRadios as co-assignees of the patents. BlueRadios seeks monetary, declaratory, and injunctive relief.
On October 11, 2016, the Company filed its Answer and Affirmative Defenses. The parties are in the midst of discovery, with the close of all discovery currently set for June 14, 2019, or 120 days after a claim construction order should one be necessary. A trial date has not yet been set by the Court. The Company has not concluded a loss from this matter is probable; therefore, we have not recorded an accrual for litigation or claims related to this matter for the period ended December 29, 2018. The Company will continue to evaluate information as it becomes known and will record an estimate for losses at the time or times when it is both probable that a loss has been incurred and the amount of the loss is reasonably estimable.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

14.    Segments and Disaggregation of Revenue
The Company’s chief operating decision maker is its Chief Executive Officer. The Company has determined it has two reportable segments, Industrial, which includes the operations that develop and manufacture its reflective display products and virtual reality systems for test and simulation products, and Kopin, which includes the operations that develop and manufacture its other products.
As noted in Note 1. Summary of Significant Accounting Policies, effective December 31, 2017, the Company adopted Topic 606 using the modified retrospective method. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.
Segment financial results were as follows:

Total Revenue (in thousands)	2018	2017	2016
Kopin	$16,981	$15,942	$18,733
Industrial	9,116	13,585	3,909
Eliminations	(1,631)	(1,685)	—
Total	$24,465	$27,841	$22,643

Total Intersegment Revenue (in thousands)	2018	2017	2016
Kopin	$—	$—	$—
Industrial	1,631	1,685	—
Total	$1,631	$1,685	$—

Net Loss Attributable to the Controlling Interest (in thousands)	2018	2017	2016
Kopin	$(35,104)	$(26,153)	$(22,622)
Industrial	(766)	1,277	(812)
Eliminations	—	(364)	—
Total	$(35,870)	$(25,240)	$(23,434)

Intersegment Loss Attributable to the Controlling Interest (in thousands)	2018	2017	2016
Kopin	$—	$—	$—
Industrial	—	364	—
Total	$—	$364	$—

Total Assets (in thousands)		2018	2017
Kopin		$50,995	$82,707
Industrial		8,554	8,615
Total		$59,549	$91,322
Total long-live assets by country at December 29, 2018 and December 30, 2017 were:

Total Long-lived Assets (in thousands)	2018	2017
U.S.	$2,101	$2,456
United Kingdom	197	192
China	251	338
Japan	50	206
Korea	—	1,885
Total	$2,599	$5,077
We disaggregate our revenue from contracts with customers by geographic location and by display application, as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Total revenue by geographical area for the fiscal years ended December 29, 2018, December 30, 2017 and December 31, 2016 was as follows:

	2018
	Kopin		Industrial		Total
(In thousands, except percentages)	Revenue	% of Total	Revenue	% of Total	Revenue	% of Total
U.S.	$10,799	44%	$3,637	15%	$14,436	59%
Other Americas	49	—	74	—	123	1
Total Americas	10,848	44	3,712	15	14,559	60
Asia-Pacific	4,932	20	1,984	8	6,916	28
Europe	1,194	5	1,754	7	2,948	12
Other	7	—	35	—	42	—
Total Revenues	$16,981	69%	$7,484	30%	$24,465	100%

	2017
	Kopin		Industrial		Total
(In thousands, except percentages)	Revenue	% of Total	Revenue	% of Total	Revenue	% of Total
U.S.	$10,056	36%	$6,484	23%	$16,540	59%
Other Americas	24	—	62	—	86	—
Total Americas	10,080	36	6,545	24	16,626	60
Asia-Pacific	4,006	14	1,401	5	5,406	19
Europe	1,856	7	3,954	14	5,810	21
Total Revenues	$15,942	57%	$11,900	43%	$27,841	100%

	2016
	Kopin		Industrial		Total
(In thousands, except percentages)	Revenue	% of Total	Revenue	% of Total	Revenue	% of Total
U.S.	$8,847	39%	$390	2%	$9,237	41%
Other Americas	41	—	—	—	41	—
Total Americas	8,887	39	390	2	9,278	41
Asia-Pacific	7,588	33	2,260	10	9,849	43
Europe	2,258	10	1,258	6	3,516	16
Total Revenues	$18,733	82%	$3,909	18%	$22,643	100%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Total revenue by display application for the fiscal years ended December 29, 2018, December 30, 2017 and December 31, 2016 was as follows:

	2018
(In thousands)	Kopin	Industrial	Total
Military	$4,755	$3,969	$8,724
Industrial	2,969	3,096	6,066
Consumer	4,146	—	4,146
R&D	5,035	219	5,254
Other	75	200	275
Total Revenues	$16,981	$7,484	$24,465

	2017
(In thousands)	Kopin	Industrial	Total
Military	$4,400	$9,038	$13,438
Industrial	2,695	2,783	5,478
Consumer	4,406	—	4,406
R&D	2,938	9	2,947
Other	1,503	69	1,573
Total Revenues	$15,942	$11,900	$27,841

	2016
(In thousands)	Kopin	Industrial	Total
Military	$4,963	$375	$5,338
Industrial	3,128	3,168	6,296
Consumer	7,418	—	7,418
R&D	1,527	—	1,527
Other	1,697	367	2,064
Total Revenues	$18,733	$3,909	$22,643

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

15.    Selected Quarterly Financial Information (Unaudited)
The following tables present Kopin’s quarterly operating results for the fiscal years ended December 29, 2018 and December 30, 2017. The information for each of these quarters is unaudited and has been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, all necessary adjustments, consisting only of normal recurring adjustments, have been included to present fairly the unaudited consolidated quarterly results when read in conjunction with Kopin’s audited consolidated financial statements and related notes. These operating results are not necessarily indicative of the results of any future period.
Quarterly Periods During Fiscal Year Ended December 29, 2018:

(in thousands, except per share data)	Three months ended March 31, 2018 (3)	Three months ended June 30, 2018	Three months ended September 29, 2018	Three months ended December 29, 2018
Total revenue	$5,654	$5,944	$5,126	$7,741
Gross profit (2)	983	974	(16)	1,439
Loss from operations	(9,792)	(8,992)	(10,299)	(10,884)
Net loss attributable to the controlling interest	(5,536)	(9,241)	(9,791)	(11,302)
Net loss per share (1):
Basic and diluted	$(0.08)	$(0.13)	$(0.13)	$(0.15)
Weighted average number of common shares outstanding:
Basic and diluted	73,078	73,095	73,135	73,317

(1)	Net loss per share is computed independently for each of the quarters presented; accordingly, the sum of the quarterly net income per share may not equal the total computed for the year.

(2)	Gross profit is defined as net product revenues less cost of product revenues.

(3)	Includes $2.9 million impact on net gain attributable to Kopin Corporation relating to the gain on an equity investment for the three month period ended March 31, 2018.

Quarterly Periods During Fiscal Year Ended December 30, 2017:

(in thousands, except per share data)	Three months ended April 1, 2017	Three months ended July 1, 2017	Three months ended September 30, 2017	Three months ended December 30, 2017 (3)
Total revenue	$4,378	$5,927	$6,139	$11,397
Gross profit (2)	816	862	1,444	3,654
Loss from operations	(8,663)	(8,068)	(8,605)	(4,962)
Net loss attributable to the controlling interest	(7,858)	(7,332)	(8,247)	(1,803)
Net loss per share (1):
Basic and diluted	$(0.12)	$(0.10)	$(0.11)	$(0.02)
Weighted average number of common shares outstanding:
Basic and diluted	64,539	70,627	72,188	72,349

(1)	Net loss per share is computed independently for each of the quarters presented; accordingly, the sum of the quarterly net income per share may not equal the total computed for the year.

(2)	Gross profit is defined as net product revenues less cost of product revenues.

(3)	Includes $1.7 million impact on net gain attributable to Kopin Corporation relating to the gain on a warrant for the three month period ended December 30, 2017.

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
The Company and RealWear, Inc. have entered into agreements where the Company has agreed to supply display modules for RealWear, Inc.'s augmented reality products. The Company has also licensed certain intellectual property to RealWear, Inc. and the Company received a 15% warrant in RealWear, Inc.'s next equity offering round, which was exercised in April 2018. The Company also received a $1.5 million license fee for the intellectual property licensed to RealWear, Inc. and the Company is entitled to receive sales-based royalties from RealWear, Inc.
During fiscal years 2018, 2017 and 2016, the Company had the following transactions with related parties:

	2018		2017		2016
	Revenue	Purchases	Revenue	Purchases	Revenue	Purchases
Goertek	$—	$646,135	$—	$727,101	$—	$—
RealWear, Inc.	1,220,838	—	576,644	—	—	—
	$1,220,838	$646,135	$576,644	$727,101	$—	$—
At December 29, 2018 and December 30, 2017, the Company had the following receivables and payables with related parties:

	December 29, 2018			December 30, 2017
	Receivables	Contract Assets	Payables	Receivables	Payables
Goertek	$—	$—	$207,530	$—	$326,877
RealWear, Inc.	1,041,334	400,000	—	414,635	—
	$1,041,334	$400,000	$207,530	$414,635	$326,877

17.    Valuation and Qualifying Accounts
The following table sets forth activity in Kopin's allowance for doubtful accounts:

Fiscal year ended:	Balance at Beginning of Year	Additions Charged to Income	Deductions from Reserve	Balance at End of Year
December 31, 2016	$153,000	$—	$(17,000)	$136,000
December 30, 2017	136,000	13,000	—	149,000
December 29, 2018	$149,000	$268,000	$(113,000)	$304,000

INDEX TO EXHIBITS

Exhibits
3.1	Amended and Restated Certificate of Incorporation filed as an exhibit to Registration Statement on Form S-1, File No. 33-57450, and incorporated herein by reference.
3.2	Amendment to Certificate of Incorporation filed as an exhibit to Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2000 and incorporated herein by reference.
3.3	Amendment to Certificate of Incorporation filed as an exhibit to Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2000 and incorporated herein by reference.
3.4	Fifth Amended and Restated By-laws filed as an exhibit to Current Report on Form 8-K filed on July 18, 2016 and incorporated herein by reference.
4	Specimen Certificate of Common Stock filed as an exhibit to Registration Statement on Form S-1, File No. 33-45853, and incorporated herein by reference.
10.1	Form of Employee Agreement with Respect to Inventions and Proprietary Information filed as an exhibit to Registration Statement on Form S-1, File No. 33-45853, and incorporated herein by reference.
10.2*	Kopin Corporation 2001 Equity Incentive Plan filed as an appendix to Proxy Statement filed on April 20, 2001 and incorporated herein by reference. *
10.3*	Kopin Corporation 2001 Equity Incentive Plan Amendment filed as an exhibit to Registration Statement on Form S-8 filed on August 16, 2002 and incorporated herein by reference. *
10.4*	Kopin Corporation 2001 Equity Incentive Plan Amendment filed as an exhibit to Registration Statement on Form S-8 filed on March 15, 2004 and incorporated herein by reference. *
10.5*	Kopin Corporation 2001 Equity Incentive Plan Amendment filed as an exhibit to Registration Statement on Form S-8 filed on May 10, 2004 and incorporated herein by reference. *
10.6*	Kopin Corporation 2001 Equity Incentive Plan Amendment filed as an exhibit to Registration Statement on Form S-8 filed on April 15, 2008 and incorporated herein by reference. *
10.7*	Kopin Corporation 2001 Supplemental Equity Incentive Plan filed as an exhibit to Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2000 and incorporated herein by reference. *
10.8*	Form of Key Employee Stock Purchase Agreement filed as an exhibit to Registration Statement on Form S-1, File No. 33-45853, and incorporated herein by reference. *
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

10.12*	Ninth Amended and Restated Employment Agreement between the Company and Dr. John C.C. Fan, dated as of December 31, 2017 *
10.13*
Kopin Corporation Form of Stock Option Agreement under 2001 and 2010 Equity Incentive Plans filed as an exhibit to Annual Report on Form 10-K for the fiscal year ended December 25, 2004 and incorporated herein by reference. *

10.14*
Kopin Corporation 2001 and 2010 Equity Incentive Plan Form of Restricted Stock Purchase Agreement filed as an exhibit to Annual Report on Form 10-K for the fiscal year ended December 25, 2004 and incorporated herein by reference. *

10.15*	Kopin Corporation Fiscal Year 2012 Incentive Bonus Plan filed as an exhibit to Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and incorporated herein by reference. *
10.16	Kopin Corporation 2010 Equity Incentive Plan filed with the Company's Definitive Proxy Statement on Schedule 14 filed as of April 5, 2013 and incorporated by reference herein.
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
March 13, 2019

KOPIN CORPORATION

By:	/s/ JOHN C.C. FAN
John C.C. Fan Chairman of the Board, Chief Executive Officer, President and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN C.C. FAN	Chairman of the Board, Chief Executive Officer, President and Director (Principal Executive Officer)	March 13, 2019
John C.C. Fan

/s/ JAMES BREWINGTON	Director	March 13, 2019
James Brewington

/s/ DAVID E. BROOK	Director	March 13, 2019
David E. Brook

/s/ MORTON COLLINS	Director	March 13, 2019
Morton Collins

/s/ ANDREW H. CHAPMAN	Director	March 13, 2019
Andrew H. Chapman

/s/ CHI CHIA HSIEH	Director	March 13, 2019
Chi Chia Hsieh

/s/ MICHAEL J. LANDINE	Director	March 13, 2019
Michael J. Landine

/s/ RICHARD A. SNEIDER	Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)	March 13, 2019
Richard A. Sneider