Form 10-Q
period 2019-03-30
KOPIN CORP
filed 2019-05-09
CIK 771266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2019

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes  ☐   No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01	KOPN	Nasdaq Global Market
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 6, 2019
Common Stock, par value $0.01	84,133,574

Kopin Corporation

Part 1. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)
KOPIN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 30, 2019	December 29, 2018
ASSETS
Current assets:
Cash and cash equivalents	$16,583,525	$14,326,347
Marketable debt securities, at fair value	20,288,917	22,918,016
Accounts receivable, net of allowance of $551,000 in 2019 and $304,000 in 2018	3,800,689	3,088,360
Contract assets and unbilled receivables	2,141,677	3,089,663
Inventory	4,174,350	4,797,238
Prepaid taxes	172,061	399,611
Prepaid expenses and other current assets	855,780	784,790
Total current assets	48,016,999	49,404,025
Plant and equipment, net	2,234,285	2,598,842
Operating lease right-of-use assets	3,496,947	—
Goodwill	331,344	331,344
Other assets	1,697,599	1,649,401
Equity investments	5,650,099	5,565,499
Total assets	$61,427,273	$59,549,111
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,492,572	$3,921,880
Accrued payroll and expenses	2,117,370	3,038,005
Accrued warranty	584,000	571,000
Contract liabilities and billings in excess of revenue earned	1,189,772	388,933
Operating lease liabilities	1,002,309	—
Other accrued liabilities	3,006,409	1,901,547
Deferred tax liabilities	535,000	546,000
Total current liabilities	12,927,432	10,367,365
Asset retirement obligations	260,846	254,098
Operating lease liabilities, net of current portion	2,585,906	—
Other long-term obligations	1,044,147	1,214,827
Stockholders’ equity:
Preferred stock, par value $.01 per share: authorized, 3,000 shares; none issued	—	—
Common stock, par value $.01 per share: authorized, 120,000,000 shares; issued 87,951,373 shares in 2019 and 80,735,320 shares in 2018; outstanding 81,287,243 shares in 2019 and 74,008,815 shares in 2018	858,004	785,220
Additional paid-in capital	343,738,809	335,692,879
Treasury stock (4,513,256 shares in 2019 and 2018, at cost)	(17,238,669)	(17,238,669)
Accumulated other comprehensive income	1,651,904	1,554,587
Accumulated deficit	(284,263,070)	(272,932,143)
Total Kopin Corporation stockholders’ equity	44,746,978	47,861,874
Noncontrolling interest	(138,036)	(149,053)
Total stockholders’ equity	44,608,942	47,712,821
Total liabilities and stockholders’ equity	$61,427,273	$59,549,111

See notes to unaudited condensed consolidated financial statements

KOPIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended
	March 30, 2019	March 31, 2018
Revenues:
Net product revenues	$4,613,856	$5,044,809
Research and development and other revenues	929,069	608,811
	5,542,925	5,653,620
Expenses:
Cost of product revenues	5,877,077	4,062,191
Research and development	4,966,716	4,451,653
Selling, general and administration	6,282,803	6,931,410
	17,126,596	15,445,254
Loss from operations	(11,583,671)	(9,791,634)
Other income:
Interest income	163,361	159,851
Other (expense) income	(109,735)	1,101,255
Foreign currency transaction gains	236,135	208,608
Gain on investments	—	2,849,816
	289,761	4,319,530
Loss before provision for income taxes and net income attributable to noncontrolling interest	(11,293,910)	(5,472,104)
Provision for income taxes	(26,000)	—
Net loss	(11,319,910)	(5,472,104)
Net income attributable to noncontrolling interest	(11,017)	(64,174)
Net loss attributable to Kopin Corporation	$(11,330,927)	$(5,536,278)
Net loss per share
Basic and diluted	$(0.15)	$(0.08)
Weighted average number of common shares outstanding
Basic and diluted	74,968,981	73,078,344
See notes to unaudited condensed consolidated financial statements

KOPIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three months ended
	March 30, 2019	March 31, 2018
Net loss	$(11,319,910)	$(5,472,104)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(122,064)	(124,480)
Unrealized holding gains (losses) on marketable securities	222,000	(136,874)
Reclassification of holding gains in net loss	(2,619)	(4,750)
Other comprehensive income (loss), net of tax	97,317	(266,104)
Comprehensive loss	$(11,222,593)	$(5,738,208)
Comprehensive income attributable to the noncontrolling interest	(11,017)	(67,933)
Comprehensive loss attributable to Kopin Corporation	$(11,233,610)	$(5,806,141)
See notes to unaudited condensed consolidated financial statements

KOPIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Kopin Corporation Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance, December 29, 2018	78,522,066	$785,220	$335,692,879	$(17,238,669)	$1,554,587	$(272,932,143)	$47,861,874	$(149,053)	$47,712,821
Stock-based compensation	—	—	815,842	—	—	—	815,842	—	815,842
Vesting of restricted stock	10,000	100	(100)	—	—	—	—	—	—
Repurchases of restricted stock to satisfy tax withholding obligations	(4,294)	(43)	(7,085)				(7,128)	—	(7,128)
Other comprehensive loss	—	—	—	—	97,317	—	97,317	—	97,317
Sale of registered stock	7,272,727	72,727	7,237,273	—	—	—	7,310,000	—	7,310,000
Net (loss) income	—	—	—	—	—	(11,330,927)	(11,330,927)	11,017	(11,319,910)
Balance, March 30, 2019	85,800,499	$858,004	$343,738,809	$(17,238,669)	$1,651,904	$(284,263,070)	$44,746,978	$(138,036)	$44,608,942

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Kopin Corporation Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance, December 30, 2017	77,572,038	$775,720	$331,119,340	$(17,238,669)	$3,564,779	$(240,121,901)	$78,099,269	$(719,422)	$77,379,847
Stock-based compensation	—	—	1,399,415	—	—	—	1,399,415	—	1,399,415
Vesting of restricted stock	20,000	200	(200)	—	—	—	—	—	—
Other comprehensive income (loss)	—	—	—	—	(269,863)	—	(269,863)	3,759	(266,104)
Adoption of accounting standards	—	—	—	—	—	3,059,382	3,059,382	—	3,059,382
Net (loss) income	—	—	—	—	—	(5,536,278)	(5,536,278)	64,174	(5,472,104)
Balance, March 31, 2018	77,592,038	$775,920	$332,518,555	$(17,238,669)	$3,294,916	$(242,598,797)	$76,751,925	$(651,489)	$76,100,436

See notes to unaudited condensed consolidated financial statements

KOPIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
	March 30, 2019	March 31, 2018
Cash flows used in operating activities:
Net loss	$(11,319,910)	$(5,472,104)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	264,389	554,967
Stock-based compensation	815,842	1,399,415
Foreign currency losses	(233,180)	(218,943)
Change in allowance for bad debt	246,970	(136,095)
Unrealized gain on investments	—	(2,849,816)
Loss on disposal of plant and equipment	180,308	—
Write-off of excess inventory	1,253,988	442,691
Other non-cash items	32,732	—
Changes in assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	(953,353)	1,461,884
Contract assets	947,986	1,124,634
Inventory	(620,982)	(198,961)
Prepaid expenses and other current assets	221,926	98,008
Accounts payable and accrued expenses	393,941	(2,644,054)
Billings in excess of revenue earned	922,540	379,330
Net cash used in operating activities	(7,846,803)	(6,059,044)
Cash flows provided by investing activities:
Other assets	(50,000)	(87,632)
Capital expenditures	(74,920)	(553,793)
Proceeds from sale of marketable debt securities	2,789,139	6,909,855
Cash paid for equity investment	—	(1,000,000)
Net cash provided by investing activities	2,664,219	5,268,430
Cash flows (used in) provided by financing activities:
Sale of registered stock	7,450,000	—
Settlements of restricted stock for tax withholding obligations	(7,128)	—
Net cash provided by financing activities	7,442,872	—
Effect of exchange rate changes on cash	(3,110)	110,287
Net increase (decrease) in cash and cash equivalents	2,257,178	(680,327)
Cash and cash equivalents:
Beginning of period	14,326,347	24,848,227
End of period	$16,583,525	$24,167,900
Supplemental disclosure of cash flow information:
Issuance costs included in accounts payable and accrued expenses	$140,000	$—
Income taxes paid	—	1,429,000
See notes to unaudited condensed consolidated financial statements

KOPIN CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION
The condensed consolidated financial statements of Kopin Corporation as of March 30, 2019 and for the three month periods ended March 30, 2019 and March 31, 2018 are unaudited and include all adjustments that, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. These condensed consolidated financial statements should be read in conjunction with the Company’s financial statements and notes thereto, included in the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2018. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for any other interim period or for a full fiscal year. The Company reclassified certain prior period amounts to conform to the current period presentation. As used in this report, the terms "we", "us", "our", "Kopin" and the "Company" mean Kopin Corporation and its subsidiaries, unless the context indicates another meaning.
Going Concern
The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses of $35.8 million and net cash outflows from operations of $28.2 million for the fiscal year ended 2018. The Company incurred a net loss of $11.3 million for the three months ended March 30, 2019 and net cash outflows from operations of $7.8 million. In addition, the Company has experienced a significant decline in its cash and cash equivalents and marketable debt securities over the last several years, which was primarily a result of funding operating losses, of which a significant component relates to the Company’s ongoing investments in the research and development of Wearable products. On March 15, 2019, the Company sold 7.3 million shares of registered common stock for gross proceeds of $8.0 million ($1.10 per share), before deducting underwriting discounts and offering expenses payable by the Company. The Company had $36.9 million of cash and cash equivalents and marketable debt securities at March 30, 2019. The Company's historical and current use of cash in operations combined with limited liquidity resources raise substantial doubt regarding the Company’s ability to continue as a going concern.
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
These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.	ACCOUNTING STANDARDS
Recently Adopted Accounting Standards
In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-02, Leases (Topic 842), which requires lessees to recognize operating lease right-of-use assets and lease liability for most lease arrangements. Effective December 30, 2018, the Company adopted the requirements of the new lease standard using the modified retrospective approach, applying the new lease requirements at the beginning of fiscal year 2019. In addition, we elected the package of practical expedients permitted under the transition guidance within the new standard, which, among other things, allows us to carry forward the historical lease classification. The Company did not elect the practical expedient to use hindsight in determining the lease term and in assessing impairment of right-of-use assets. The standard resulted in the recognition of operating lease right-of-use assets of $3.7 million and operating lease liabilities of $3.8 million, of which $1.0 million was classified as current at the beginning of fiscal year 2019. The standard had no material impact on the Company's results of operations or cash flows and there was no cumulative impact on accumulated deficit as of December 30, 2018. In addition, new disclosures are provided to enable readers to assess the amount, timing and uncertainty of cash flows arising from leases.
Significant Accounting Policies Update
The Company's significant accounting policies are detailed in "Note 1: Summary of Significant Accounting Policies" of our Annual Report on Form 10-K for the fiscal year ended December 29, 2018. Effective December 30, 2019, the Company adopted the requirements of ASU 2016-02, Leases (Topic 842) using the modified retrospective approach as discussed below. The Company reclassified certain balance sheet accounts to conform to the Company's current period presentation. All amounts disclosed in this Form 10-Q reflect these changes.
Leases
The Company determines if an arrangement is a lease or contains an embedded lease at inception. For lease arrangements with both lease and non-lease components (e.g., common-area maintenance costs), the Company accounts for the non-lease components separately.
All of the Company's leases are operating leases. Operating lease right-of-use assets and operating lease liabilities are recognized based on the present value of future lease payments over the lease term at the commencement date. The operating lease right-of-use assets also includes any initial direct costs and any lease payments made at or before the commencement date, and is reduced for any unrestricted incentives received at or before the commencement date.
For the majority of the Company's leases, the discount rate used to determine the present value of the lease payments is the Company's incremental borrowing rate at the lease commencement date, as the implicit rate is not readily determinable. The discount rate represents a risk-adjusted rate on a secured basis, and is the rate at which the Company would borrow funds to satisfy the scheduled lease liability payment streams commensurate with the lease term. On December 30, 2018, the discount rate used on existing leases at adoption was determined based on the remaining lease term using available data as of that date. For new or renewed leases starting in 2019, the discount rate is determined using available data at lease commencement and based on the lease term including any reasonably certain renewal periods.
Some of our leases include options to extend or terminate the lease. The Company includes these options in the recognition of the Company's ROU assets and lease liabilities when it is reasonably certain that the Company will exercise the option. In most cases, the Company has concluded that renewal and early termination options are not reasonably certain of being exercised by the Company (and thus not included in our ROU asset and lease liability) unless there is an economic, financial or business reason to do so. None of our leases include variable lease-related payments, such as escalation clauses based on the consumer price index ("CPI") rates or residual guarantees.
Accounting Standards Issued But Not Yet Adopted
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which adds, amends and removes certain disclosure requirements related to fair value measurements. Among other changes, this standard requires certain additional disclosure surrounding Level 3 assets, including changes in unrealized gains or losses in other comprehensive income and certain inputs in those measurements. ASU 2018-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Certain amended or eliminated disclosures in this standard may be adopted early, while certain additional disclosure requirements in this standard can be adopted on its effective date. In addition, certain changes in the standard require retrospective adoption, while other changes must be adopted prospectively. The Company is currently evaluating ASU 2018-13 and its impact on our consolidated financial statements.

3.	CASH AND CASH EQUIVALENTS AND MARKETABLE DEBT SECURITIES
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
The Company uses the specific identification method as a basis for determining cost and calculating realized gains and losses with respect to marketable debt securities. The gross gains and losses realized related to sales and maturities of marketable debt securities were not material during the three months ended March 30, 2019 and the fiscal year ended December 29, 2018.
Investments in available-for-sale marketable debt securities were as follows at March 30, 2019 and December 29, 2018:

	Amortized Cost		Unrealized Losses		Fair Value
	2019	2018	2019	2018	2019	2018
U.S. government and agency backed securities	$11,307,655	$13,064,418	$(136,955)	$(253,495)	$11,170,700	$12,810,923
Corporate debt	9,131,568	10,175,084	(13,351)	(67,991)	9,118,217	10,107,093
Total	$20,439,223	$23,239,502	$(150,306)	$(321,486)	$20,288,917	$22,918,016
The contractual maturity of the Company’s marketable debt securities was as follows at March 30, 2019:

	Less than One year	One to Five years	Total
U.S. government and agency backed securities	$1,994,750	$9,175,950	$11,170,700
Corporate debt	2,671,796	6,446,421	9,118,217
Total	$4,666,546	$15,622,371	$20,288,917

4.	FAIR VALUE MEASUREMENTS
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
The following table details the fair value measurements of the Company’s financial assets:

		Fair Value Measurement March 30, 2019 Using:
	Total	Level 1	Level 2	Level 3
Cash and Cash Equivalents	$16,583,525	$16,583,525	$—	$—
U.S. Government Securities	11,170,700	—	11,170,700	—
Corporate Debt	9,118,217	—	9,118,217	—
GCS Holdings	336,384	336,384	—	—
Equity Investments	5,650,099	—	—	5,650,099
	$42,858,925	$16,919,909	$20,288,917	$5,650,099

		Fair Value Measurement December 29, 2018 Using:
	Total	Level 1	Level 2	Level 3
Cash and Cash Equivalents	$14,326,347	$14,326,347	$—	$—
U.S. Government Securities	12,810,923	—	12,810,923	—
Corporate Debt	10,107,093	—	10,107,093	—
GCS Holdings	288,026	288,026	—	—
Equity Investments	5,565,499	—	—	5,565,499
	$43,097,888	$14,614,373	$22,918,016	$5,565,499
Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur. Changes in Level 3 investments were as follows:

	December 29, 2018	Net unrealized gains	Purchases, issuances and settlements	Transfers in and or out of Level 3	March 30, 2019
Equity Investments	$5,565,499	$84,600	$—	$—	$5,650,099
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
Equity Investments
The Company acquired an equity interest in a company in the first quarter of 2018. The Company made a $1.0 million capital contribution during the three months ended March 31, 2018. The Company also contributed certain intellectual property. During the three months ended March 30, 2019, the Company recorded a $0.1 million unrealized gain on this equity investment due to a fluctuation in the foreign exchange rate. As of March 30, 2019, the Company owned an 11.0% interest in this investment and the fair value of this equity investment was approximately $3.7 million at March 30, 2019.
The Company owns an interest in an equity investment whose fair value was approximately $1.9 million at March 30, 2019. The Company adopted the measurement alternative for equity investments without readily determinable fair values (often referred to as cost method investments). As a result, these investments will be revalued upon occurrence of an observable price change for similar investments and for impairments. The Company did not have an observable price change for similar investments of its equity investments and recorded no impairments on its equity investments during the three months ended March 30, 2019.

5.	INVENTORY
Inventories are stated at standard cost adjusted to approximate the lower of cost (first-in, first-out method) or net realizable value and consist of the following at March 30, 2019 and December 29, 2018:

	March 30, 2019	December 29, 2018
Raw materials	$2,509,173	$2,548,139
Work-in-process	1,208,874	1,526,552
Finished goods	456,303	722,547
	$4,174,350	$4,797,238

6.	NET LOSS PER SHARE
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
The following were not included in weighted-average common shares outstanding-diluted because they are anti-dilutive or performance conditions have not been met at the end of the period:

	Three months ended
	March 30, 2019	March 31, 2018
Non-vested restricted common stock	2,150,874	3,454,274

7.	STOCKHOLDERS' EQUITY AND STOCK-BASED COMPENSATION
Registered sale of equity securities
On March 15, 2019, the Company sold 7.3 million shares of registered common stock for gross proceeds of $8.0 million ($1.10 per share), before deducting underwriting discounts and offering expenses paid by the Company. This represents approximately 8.9% of Kopin's total outstanding shares of common stock as of the date of purchase. The net proceeds from the offering were used for general corporate purposes, including working capital. On April 10, 2019, the Company sold 0.7 million shares of registered common stock for gross proceeds of $0.8 million ($1.10 per share), before deducting underwriting discounts and offering expenses paid by the Company, pursuant to the partial exercise of the underwriters' overallotment option in connection with its March 15, 2019 public offering. This represents approximately 0.8% of Kopin's total outstanding shares of common stock as of the date of purchase.
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

Restricted stock activity was as follows:

	Shares	Weighted Average Grant Fair Value
Balance, December 29, 2018	2,213,249	$2.51
Granted	70,000	1.26
Forfeited	(122,375)	3.06
Vested	(10,000)	2.90
Balance, March 30, 2019	2,150,874	$2.44
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

	For the three months ended March 30, 2019
Performance price target	$5.25	$6.00	$7.00
Expected volatility	48.3%	48.3%	48.3%
Interest rate	1.97%	1.97%	1.97%
Expected life (years)	3	3	3
Dividend yield	—%	—%	—%
Stock-Based Compensation
The following table summarizes stock-based compensation expense within each of the categories below as it relates to non-vested restricted common stock awards for the three months ended March 30, 2019 and March 31, 2018 (no tax benefits were recognized):

	Three Months Ended
	March 30, 2019	March 31, 2018
Cost of product revenues	$32,108	$110,226
Research and development	104,730	274,316
Selling, general and administrative	679,004	1,014,873
Total	$815,842	$1,399,415
Unrecognized compensation expense for non-vested restricted common stock as of March 30, 2019 totaled $2.5 million and is expected to be recognized over a weighted average period of approximately two years.

8.	ACCRUED WARRANTY
The Company typically warrants its products against defect for 12 to 18 months, however, for certain products a customer may purchase an extended warranty. A provision for estimated future costs and estimated returns for credit relating to such warranty is recorded in the period when product is shipped and revenue recognized, and is updated as additional information becomes available. The Company’s estimate of future costs to satisfy warranty obligations is based primarily on historical warranty expense experienced and a provision for potential future product failures. Changes in the accrued warranty for the three months ended March 30, 2019 were as follows:

Balance, December 29, 2018	$571,000
Additions	180,000
Claims	(167,000)
Balance, March 30, 2019	$584,000
Extended Warranties
Deferred revenue represents the purchase of extended warranties by the Company's customers. The Company recognizes revenue from an extended warranty on the straight-line method over the life of the extended warranty, which is typically 12 to 15 months beyond the standard 12 to 18 month warranty. The Company classifies the current portion of deferred revenue under Other accrued liabilities in its condensed consolidated balance sheets. At March 30, 2019, the Company had $0.3 million of deferred revenue related to extended warranties.

9.	INCOME TAXES
The Company recorded a provision for income taxes of less than $0.1 million in the three months ended March 30, 2019 as compared to no provision for income taxes recorded in the three months ended March 31, 2018. As of March 30, 2019, the Company has available for tax purposes U.S. federal NOLs of approximately $208.0 million expiring 2022 through 2037. The Company had recognized a full valuation allowance on its domestic and certain foreign net deferred tax assets due to the uncertainty of realization of such assets. The Company recognizes both accrued interest and penalties related to its uncertain tax positions related to intercompany loan interest and potential transfer pricing exposure related to its foreign subsidiaries.

10.	CONTRACT ASSETS AND LIABILITIES
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
Contract liabilities consist of advance payments and billings in excess of cost incurred and deferred revenue.
Net contract assets (liabilities) consisted of the following:

	March 30, 2019	December 29, 2018	$ Change	% Change
Contract assets—current	$2,141,677	$3,089,663	$(947,986)	(31)%
Contract liabilities—current	(1,189,772)	(388,933)	(800,839)	206%
Contract liabilities—noncurrent	(20,142)	(17,294)	(2,848)	17%
Net contract assets (liabilities)	$931,763	$2,683,436	$(1,751,673)	(65)%
The $1.8 million decrease in the Company's net contract assets (liabilities) from December 29, 2018 to March 30, 2019 was primarily due the shipment of inventory that was in process at December 29, 2018.
In the three months ended March 30, 2019, the Company recognized revenue of $0.1 million related to our contract liabilities at December 29, 2018. In the three months ended March 31, 2018, the Company recognized revenue of less than $0.1 million related to our contract liabilities at December 31, 2017.
The Company did not recognize impairment losses on our contract assets in the three months ended March 30, 2019 or March 31, 2018.
Performance Obligations
The Company's revenue recognition related to performance obligations that were satisfied at a point in time and over time were as follows:

	Three months ended
	March 30, 2019	March 31, 2018
Point in time	71%	79%
Over time	29%	21%
Remaining performance obligations represent the transaction price of orders for which work has not been performed and excludes unexercised contract options and potential orders under ordering-type contracts (e.g., indefinite-delivery, indefinite-quantity ("IDIQ")). As of March 30, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations was $6.8 million. The Company expects to recognize revenue on the remaining performance obligations of $6.8 million over the next 12 months. The remaining performance obligations represent amounts to be earned under government contracts, which are subject to cancellation.

11.	LEASES
The Company enters into operating leases primarily for: real estate, including for manufacturing, engineering, research, administration and sales facilities, and information technology ("IT") equipment. At March 30, 2019 and December 29, 2018, the Company did not have any finance leases. Approximately 86% of our future lease commitments, and related lease liability, relate to the Company's real estate leases. Some of the Company's leases include options to extend or terminate the lease.

The components of lease expense were as follows:

	Three months ended
	March 30, 2019	March 31, 2018
Operating lease cost	$301,000	$357,000
At March 30, 2019, the Company's future lease payments under non-cancellable leases were as follows:

2019 (excluding the three months ended March 30, 2019)	$903,000
2020	1,223,000
2021	1,032,000
2022	656,000
2023	204,000
Thereafter	—
Total future lease payments	4,018,000
Less imputed interest	(430,000)
Total	$3,588,000
The Company's lease liabilities recognized in the Company's condensed consolidated balance sheet at March 30, 2019 was as follows:

March 30, 2019
Operating lease liabilities—current	$1,002,309
Operating lease liabilities—noncurrent	2,585,906
Total lease liabilities	$3,588,215
Supplemental cash flow information related to leases was as follows:

Three months ended
March 30, 2019
Cash paid for amounts included in the measurement of operating lease liabilities	$298,000
Right-of-use assets obtained in exchange for new operating lease obligations	243,000
Other information related to leases was as follows:

March 30, 2019
Weighted Average Discount Rate—Operating Leases	6.11%
Weighted Average Remaining Lease Term—Operating Leases (in years)	3.7
Prior to December 30, 2018, the Company accounted for its leases in accordance with Topic 840, Leases. At December 29, 2018, the Company was committed under operating leases for buildings, office space and equipment, which expired at various dates. As previously disclosed in our 2018 Annual Report and under previous lease guidance, future minimum lease payments under non-cancelable operating leases as of December 29, 2018 were as follows:

Fiscal year ending,	Amount
2019	$1,210,000
2020	1,112,000
2021	921,000
2022	616,000
2023	201,000
Thereafter	—
Total	$4,060,000

12.	SEGMENTS AND DISAGGREGATION OF REVENUE
The Company’s chief operating decision maker is its Chief Executive Officer. The Company has determined it has two reportable segments: Industrial, which includes the operations that develop and manufacture its reflective display products and virtual reality systems for test and simulation products, and Kopin, which includes the operations that develop and manufacture its other products.
Segment financial results were as follows:

	Three months ended
Total Revenue (in thousands)	March 30, 2019	March 31, 2018
Kopin	$3,456	$2,997
Industrial	2,578	2,657
Eliminations	(491)	—
Total	$5,543	$5,654

	Three months ended
Total Intersegment Revenue (in thousands)	March 30, 2019	March 31, 2018
Kopin	$—	$—
Industrial	491	—
Total	$491	$—

	Three months ended
Net Loss Attributable to Kopin (in thousands)	March 30, 2019	March 31, 2018
Kopin	$(11,894)	$(5,990)
Industrial	563	310
Total	$(11,331)	$(5,536)

Total Assets (in thousands)	March 30, 2019	December 29, 2018
Kopin	$53,288	$50,995
Industrial	8,139	8,554
Total	$61,427	$59,549
Total long-live assets by country at March 30, 2019 and December 29, 2018 were:

Total Long-lived Assets (in thousands)	March 30, 2019	December 29, 2018
U.S.	$1,934	$2,101
United Kingdom	196	197
China	61	251
Japan	43	50
Total	$2,234	$2,599
We disaggregate our revenue from contracts with customers by geographic location and by display application, as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.

During the three months ended March 30, 2019 and March 31, 2018, the Company derived its sales from the following geographies:

	Three months ended March 30, 2019
	Kopin		Industrial		Total
(In thousands, except percentages)	Revenue	% of Total	Revenue	% of Total	Revenue	% of Total
United States	$2,027	37%	$379	7%	$2,406	43%
Other Americas	11	—	7	—	18	—
Total Americas	2,038	37	386	7	2,424	43
Asia-Pacific	1,031	19	841	15	1,872	34
Europe	387	7	860	16	1,247	22
Total Revenues	$3,456	63%	$2,087	38%	$5,543	99%

	Three months ended March 31, 2018
	Kopin		Industrial		Total
(In thousands, except percentages)	Revenue	% of Total	Revenue	% of Total	Revenue	% of Total
United States	$2,209	39%	$1,388	25%	$3,597	64%
Other Americas	2	—	4	—	6	—
Total Americas	2,211	39	1,392	25	3,603	64
Asia-Pacific	480	9	693	12	1,173	21
Europe	306	5	569	10	875	15
Other	—	—	3	—	3	—
Total Revenues	$2,997	53%	$2,657	47%	$5,654	100%
During the three months ended March 30, 2019 and March 31, 2018, the Company derived its sales from the following display applications:

	Three months ended March 30, 2019			Three months ended March 31, 2018
(In thousands)	Kopin	Industrial	Total	Kopin	Industrial	Total
Military	$1,078	$363	$1,441	$798	$1,486	$2,284
Industrial	936	1,567	2,503	748	1,011	1,759
Consumer	646	—	646	891	—	891
R&D	789	140	929	560	49	609
Other	7	17	24	—	111	111
Total Revenues	$3,456	$2,087	$5,543	$2,997	$2,657	$5,654

13.	LITIGATION
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

On October 11, 2016, the Company filed its Answer and Affirmative Defenses. The parties are in the midst of discovery, with the close of all discovery currently set for July 31, 2019. A trial date has not yet been set by the Court. The Company has not concluded a loss from this matter is probable; therefore, we have not recorded an accrual for litigation or claims related to this matter for the period ended March 30, 2019. The Company will continue to evaluate information as it becomes known and will record an estimate for losses at the time or times when it is both probable that a loss has been incurred and the amount of the loss is reasonably estimable.

14.	RELATED PARTY TRANSACTIONS
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
During the three month periods ended March 30, 2019 and March 31, 2018, the Company had the following transactions with related parties:

	Three months ended
	March 30, 2019		March 31, 2018
	Sales	Purchases	Sales	Purchases
Goertek	$—	$1,246,077	$—	$220,004
RealWear, Inc.	525,386	—	251,351	—
	$525,386	$1,246,077	$251,351	$220,004
The Company had the following receivables, contract assets and payables with related parties:

	March 30, 2019			December 29, 2018
	Receivables	Contract assets	Payables	Receivables	Contract assets	Payables
Goertek	$—	$—	$892,704	$—	$—	$207,530
RealWear, Inc.	997,620	400,000	—	1,041,334	400,000	—
	$997,620	$400,000	$892,704	$1,041,334	$400,000	$207,530

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the safe harbor created by such sections. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “could,” “would,” “seeks,” “estimates,” and variations of such words and similar expressions, and the negatives thereof, are intended to identify such forward-looking statements. We caution readers not to place undue reliance on any such “forward-looking statements,” which speak only as of the date made, and advise readers that these forward-looking statements are not guarantees of future performance and involve certain risks, uncertainties, estimates, and assumptions by us that are difficult to predict. Various factors, some of which are beyond our control, could cause actual results to differ materially from those expressed in, or implied by, such forward-looking statements. All such forward-looking statements, whether written or oral, and whether made by us or on our behalf, are expressly qualified by these cautionary statements and any other cautionary statements which may accompany the forward-looking statements. In addition, we disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of this report, except as may otherwise be required by the federal securities laws.

We have identified the following important factors that could cause actual results to differ materially from those discussed in our forward-looking statements. Such factors may be in addition to the risks described in Part I, Item 1A, “Risk Factors;” Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; and other parts of our Annual Report on Form 10-K for the fiscal year ended December 29, 2018. These factors include: our ability to continue as a going concern; our ability to obtain raw materials and other goods as well as services from our suppliers as needed; our intent to continue focusing our development efforts on proprietary wearable computing systems; the potential for customers to choose our competitors as their supplier; our expectation that we will have negative cash flow from operating activities in 2019; our ability to invest in research and development to achieve profitability even during periods when we are not profitable; our ability to continue to introduce new products in our target markets; the degree to which our wearable technology is embraced by consumers and commercial users; our ability to develop and expand our wearable technologies and to market and license our concept systems and components; our ability to generate revenue growth and positive cash flow, and reach profitability; the strengthening of the U.S. dollar and its effects on the price of our products in foreign markets; our ability to grow within our targeted markets; the importance of small form factor displays in the development of military, consumer, and industrial products such as thermal weapon sights, safety equipment, virtual and augmented reality gaming, training and simulation products and metrology tools; our expectation that we will expend between $1.5 million and $2.0 million on capital expenditures during our current fiscal year; if we do not soon achieve and maintain positive cash flow and profitability, our financial condition will ultimately be materially adversely affected, and we will be required to reduce expenses, including our investments in research and development and/or raise additional capital; our ability to support our operations and capital needs for at least the next twelve months through our available cash resources; and our expectation that we will incur taxes based on our foreign operations in 2019.

Overview
We were incorporated in Delaware in 1984 and are a leading inventor, developer, manufacturer and seller of technologies, components and systems for the smart headset wearable, military, thermal imager, 3D optical inspection system and training and simulation markets.
Effective December 30, 2018, the Company adopted the requirements of Accounting Standards Update ("ASU") 2016-02, Leases (Topic 842) using the modified retrospective approach as discussed below. The Company reclassified certain balance sheet accounts to conform to the Company's current period presentation. All amounts disclosed in this Form 10-Q reflect these changes.
The following discussion should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 29, 2018 and our unaudited condensed consolidated financial statements included in this Form 10-Q.
 Results of Operations
As described in our "Forward-Looking Statements" on page 19 of this Form 10-Q, our interim period results of operations and period-to-period comparisons of such results may not be indicative of our future operating results. Additionally, we use a fiscal calendar, which may result in differences in the number of work days in the current and comparable prior interim periods and could affect period-to-period comparisons. The following discussions of comparative results among periods, including the discussion of segment results, should be viewed in this context.

Revenues.   For the three months ended March 30, 2019 and March 31, 2018, our revenues by display application, which include product sales and amounts earned from research and development contracts, were as follows:

	Three months ended
(In thousands)	March 30, 2019	March 31, 2018
Military	$1,441	$2,284
Industrial	2,503	1,759
Consumer	646	891
R&D	929	609
Other	24	111
Total Revenues	$5,543	$5,654
Sales of our products for Military applications include systems used by the military both in the field and for training and simulation. The decrease in Military applications revenues in the three months ended March 30, 2019 as compared to the three months ended March 31, 2018 is primarily due to the completion of military programs at our subsidiary NVIS, Inc. ("NVIS") during the three months ended March 31, 2018.
Industrial applications revenue represents customers who purchase our display products for use in 3D metrology equipment and headsets used for applications in manufacturing, distribution and public safety. Our 3D metrology customers are primarily located in Asia and sell to Asian contract manufacturers who use the 3D metrology machines for quality control purposes. The increase in Industrial applications revenue for the three months ended March 30, 2019 as compared to the three months ended March 31, 2018 is primarily due to an increase in sales to customers who use our display components in industrial headsets.
Our displays for Consumer applications are used primarily in thermal imaging products, recreational rifle and hand-held scopes and drone racing headsets. The decrease in Consumer applications for the three months ended March 30, 2019 as compared to the three months ended March 31, 2018 was primarily due to decreased demand for displays and components used in drone racing headsets.
R&D revenues increased in the three months ended March 30, 2019 as compared to the three months ended March 31, 2018 primarily due to funding for U.S. military programs.
International sales represented 57% and 37% of total revenues for the three months ended March 30, 2019 and March 31, 2018, respectively. Our international sales are primarily denominated in U.S. currency. Consequently, a strengthening of the U.S. dollar could increase the price in local currencies of our products in foreign markets and make our products relatively more expensive than competitors' products that are denominated in local currencies, which could lead to a reduction in sales or profitability in those foreign markets. We have not taken any protective measures against exchange rate fluctuations, such as purchasing hedging instruments with respect to such fluctuations, because of the historically stable exchange rate between the British Pound Sterling (the functional currency of our U.K. subsidiary) and the U.S. dollar. Foreign currency translation impact on our results, if material, is described in further detail under "Item 3. Quantitative and Qualitative Disclosures About Market Risk" section below.
Cost of Product Revenues. Cost of product revenues, which is comprised of materials, labor and manufacturing overhead related to the production of our products for the three months ended March 30, 2019 and March 31, 2018 were as follows:

	Three Months Ended
(In thousands, except for percentages)	March 30, 2019	March 31, 2018
Cost of product revenues	$5,877	$4,062
Cost of product revenues as a % of net product revenues	127.4%	80.5%
The increase in cost of product revenues for the three months ended March 30, 2019 as compared to the three months ended March 31, 2018 was primarily due to a decrease in volumes for military revenue, which have higher margins as compared to our other products and a $1.2 million charge for inventory obsolescence on display components.
Research and Development. R&D expenses are incurred in support of internal display development programs and programs funded by agencies or prime contractors of the U.S. government and commercial partners. R&D costs include staffing, purchases of materials and laboratory supplies, circuit design costs, fabrication and packaging of display products, and overhead. In fiscal year 2019, we expect our R&D expenditures to be related to our display products, overlay weapon sights and organic light emitting diode (“OLED”) display technologies. Funded and internal R&D expense are combined in research and development expenses in the statement of operations. R&D expenses for the three months ended March 30, 2019 and March 31, 2018 were as follows:

	Three Months Ended
(In thousands)	March 30, 2019	March 31, 2018
Funded	$866	$853
Internal	4,101	3,599
Total research and development expense	$4,967	$4,452
Funded R&D expense for the three months ended March 30, 2019 was relatively consistent as compared to the three months ended March 31, 2018. For the three months ended March 30, 2019, internal R&D increased as compared to the three months ended March 31, 2018 primarily due to a one-time charge for tooling equipment on Kopin's wearable technologies. Included in internal R&D for the three months ended March 30, 2019 is a $0.5 million write-off of materials associated with development programs that are being curtailed.
Selling, General and Administrative.   Selling, general and administrative ("S,G&A") expenses consist of the expenses incurred by our sales and marketing personnel and related expenses, and administrative and general corporate expenses. S,G&A expenses for the three months ended March 30, 2019 and March 31, 2018 were as follows:

	Three Months Ended
(In thousands, except for percentages)	March 30, 2019	March 31, 2018
Selling, general and administration expense	$6,283	$6,931
Selling, general and administration expense as a % of revenues	113.3%	122.6%
S,G&A decreased for the three months ended March 30, 2019 as compared to the three months ended March 31, 2018 primarily due to a decrease in compensation expenses including stock-based compensation, amortization of intangible assets and accretion of the NVIS earnout.
Other Income, net. Other income, net, is primarily composed of interest income, foreign currency transaction and remeasurement gains and losses incurred by our U.K.-based subsidiary and other non-operating income items. Other income, net, for the three months ended March 30, 2019 and March 31, 2018 was as follows:

	Three Months Ended
(In thousands)	March 30, 2019	March 31, 2018
Other income, net	$290	$4,320
During the three months ended March 30, 2019 and March 31, 2018, we recorded a $0.2 million of foreign currency gains. During the three months ended March 31, 2018, the Company recognized a gain of $2.9 million from the transfer of intellectual property in exchange for equity interest in an investment. During the three months ended March 31, 2018, the Company received $1.0 million of insurance proceeds related to the embezzlement at our Korean subsidiary, which was discovered in 2016.
Tax Provision.  The Company record a provision for income taxes of less than $0.1 million in the three months ended March 30, 2019 as compared to no provision for income taxes recorded in the three months ended March 31, 2018.
Net Loss (Income) Attributable to Noncontrolling Interest.  As of March 30, 2019, we owned 80% of the equity of eMDT America ("eMDT"). Net loss (income) attributable to noncontrolling interest on our consolidated statement of operations represents the portion of the results of operations of our majority owned subsidiary which is allocated to the stockholders of the equity interests not owned by us. The change in net loss (income) attributable to noncontrolling interest is the result of the change in the results of operations of eMDT for the three months ended March 30, 2019 and March 31, 2018.
Net Loss Attributable to Kopin Corporation.  The Company incurred a net loss attributable to Kopin Corporation of $11.3 million during the three months ended March 30, 2019 compared to a net loss attributable to Kopin Corporation of $5.5 million during the three months ended March 31, 2018. The increase in the net loss attributable to Kopin Corporation during the three months ended March 30, 2019 compared to the three months ended March 31, 2018 was primarily due to the decrease in other income, net, which is described above in Other Income, net and an increase in cost of product revenues, which is described above in Cost of Product Revenues.
Liquidity and Capital Resources
At March 30, 2019 and December 29, 2018, we had cash and cash equivalents and marketable securities of $36.9 million and $37.2 million, respectively, and working capital of $35.1 million and $39.0 million at March 30, 2019 and December 29, 2018, respectively. The change in cash and cash equivalents and marketable securities was primarily due to net outflow of cash used in operating activities of $7.8 million, capital expenditures of $0.1 million, partially offset by the proceeds from the sale of registered securities of $7.5 million and the proceeds from the sale of marketable debt securities of $2.8 million.
On March 15, 2019, the Company sold 7.3 million shares of registered common stock for gross proceeds of $8.0 million ($1.10 per share), before deducting underwriting discounts and offering expenses paid by the Company. The net proceeds from the offering were used for general corporate purposes, including working capital.
Cash and cash equivalents and marketable debt securities held in U.S. Dollars at:

	March 30, 2019	December 29, 2018
Domestic locations	$35,728,647	$36,182,663
International locations	570,464	418,339
Subtotal cash and cash equivalents marketable debt securities held in U.S. dollars	36,299,111	36,601,002
Cash and cash equivalents held in other currencies and converted to U.S. dollars	573,331	643,361
Total cash and cash equivalents and marketable debt securities	$36,872,442	$37,244,363
We have no plans to repatriate the cash and cash equivalents held in our foreign subsidiary FDD, Ltd. and, as such, we have not recorded any deferred tax liability with respect to such cash.
As part of the NVIS acquisition, additional payments by the Company to the former owners of up to $2.0 million could be required if certain future operating performance milestones are met and the selling stockholders remain employed with NVIS through March 2020. In March 2019 the Company paid approximately $1.3 million of additional payments to the former owners. Accordingly, if certain milestones are met by March 2020, the Company may be required to pay an additional $0.7 million. Such contingent payments will be treated as compensation expense because the milestone payments require recipients to remain employed to earn the contingent payments.
We expect to expend between $1.5 million and $2.0 million on capital expenditures in 2019.
The Company has entered into an agreement to make a one-time capital contribution of approximately $5.2 million (the Company's capital contribution under the agreement is 35.0 million Chinese Yuan Renminbi) in which the Company will receive a 3.5% equity interest in the investment. The Company’s ability to make its capital contribution is subject to Chinese laws which include restrictions of direct foreign investment. Accordingly, the Company will need to make the capital contribution through its Chinese subsidiary’s operations.
The Company has incurred net losses of $35.8 million and net cash outflows from operations of $28.2 million for the fiscal year ended 2018. The Company incurred a net loss of $11.3 million for the three months ended March 30, 2019 and net cash outflows from operations of $7.8 million. In addition, the Company has experienced a significant decline in its cash and cash equivalents and marketable debt securities over the last several years, which was primarily a result of funding operating losses, of which a significant component relates to the Company’s ongoing investments in the research and development of Wearable products. On March 15, 2019, the Company sold 7.3 million shares of registered common stock for gross proceeds of $8.0 million ($1.10 per share), before deducting underwriting discounts and offering expenses payable by the Company. The Company had $36.9 million of cash and cash equivalents and marketable debt securities at March 30, 2019. History and current use of cash in operations combined with limited liquidity resources raise substantial doubt regarding the Company’s ability to continue as a going concern.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
We invest our excess cash in high-quality U.S. government, government-backed (e.g., Fannie Mae, FDIC guaranteed bonds and certificates of deposit) and corporate debt instruments, which bear lower levels of relative risk. We believe that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations and cash flows should not be material to our cash flows or income. It is possible that interest rate movements would increase our unrealized gain or loss on debt securities. We are exposed to changes in foreign currency exchange rates primarily through our translation of our foreign subsidiaries' financial position, results of operations, and transaction gains and losses as a result of

non-U.S. dollar denominated cash flows related to business activities in Europe, and remeasurement of U.S. dollars to the British pound, the functional currency of our U.K. subsidiaries. We are also exposed to the effects of exchange rates in the purchase of certain raw materials, which are in U.S. dollars, but the price on future purchases is subject to change based on the relationship of the Japanese yen to the U.S. dollar. We do not currently hedge our foreign currency exchange rate risk. We estimate that any market risk associated with our international operations or investments is unlikely to have a material adverse effect on our business, financial condition or results of operation. Our portfolio of marketable debt securities is subject to interest rate risk although our intent is to hold securities until maturity. The credit rating of our investments may be affected by the underlying financial health of the guarantors of our investments. We use silicon wafers but do not enter into forward or futures hedging contracts to mitigate against risks related to the price of silicon.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of March 30, 2019, the Company conducted an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 30, 2019, as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The term “disclosure controls and procedures” means controls and other procedures that are designed to ensure that information required to be disclosed by the Company in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the requisite time periods and that such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act are accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of March 30, 2019.

Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
On October 11, 2016, the Company filed its Answer and Affirmative Defenses. The parties are in the midst of discovery, with the close of all discovery currently set for July 31, 2019. A trial date has not yet been set by the Court. The Company has not concluded a loss from this matter is probable; therefore, we have not recorded an accrual for litigation or claims related to this matter for the period ended March 30, 2019. The Company will continue to evaluate information as it becomes known and will record an estimate for losses at the time or times when it is both probable that a loss has been incurred and the amount of the loss is reasonably estimable.

Item 1A.	Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended December 29, 2018. The risks discussed in our Annual Report on Form 10-K could materially affect our business, financial condition and future results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
We did not sell any securities during the three months ended March 30, 2019 that were not registered under the Securities Act.

Item 6.        Exhibits

Exhibit No.	Description
3.1	Sixth Amended and Restated By-laws (filed as an exhibit to Current Report on Form 8-K filed on April 12, 2019, and incorporated herein by reference)
10.1+
Offer Letter, dated January 17, 2019, by and between Kopin Corporation and Paul Baker (filed as an exhibit to Current Report on Form 8-K filed on January 22, 2019, and incorporated herein by reference)

31.1	Certification of John C.C. Fan, Chief Executive Officer, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) *
31.2	Certification of Richard A. Sneider, Chief Financial Officer, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) *
32.1	Certification of John C.C. Fan, Chief Executive Officer, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) **
32.2	Certification of Richard A. Sneider, Chief Financial Officer, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) **

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Label Linkbase Document*
101.PRE	XBRL Taxonomy Presentation Linkbase Document*

*	Submitted electronically herewith

**	Furnished and not filed herewith

+	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at March 30, 2019 (Unaudited) and December 29, 2018, (ii) Condensed Consolidated Statements of Operations (Unaudited) for the three months ended March 30, 2019 and March 31, 2018, (iii) Condensed Consolidated Statement of Comprehensive (Loss) Income (Unaudited) for the three months ended March 30, 2019 and March 31, 2018, (iv) Condensed Consolidated Statements of Stockholders’ Equity (Unaudited) for the three months ended March 30, 2019, (v) Condensed Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 30, 2019 and March 31, 2018, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KOPIN CORPORATION (Registrant)

Date:	May 9, 2019	By:	/S/ John C.C. Fan
John C.C. Fan
President, Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

Date:	May 9, 2019	By:	/S/ RICHARD A. SNEIDER
Richard A. Sneider
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)