Form 10-Q
period 2019-06-29
KOPIN CORP
filed 2019-08-08
CIK 771266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
Commission file number 0-19882

 KOPIN CORPORATION
(Exact name of registrant as specified in its charter)

Delaware			04-2833935
State or other jurisdiction of incorporation or organization			(I.R.S. Employer Identification No.)

125 North Drive,	Westborough	MA	01581-3335
(Address of principal executive offices)			(Zip Code)
Registrant’s telephone number, including area code: (508) 870-5959

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01	KOPN	Nasdaq Global Market
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes   ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 5, 2019
Common Stock, par value $0.01	84,086,324

Kopin Corporation

Part 1. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)
KOPIN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 29, 2019	December 29, 2018
ASSETS
Current assets:
Cash and cash equivalents	$12,134,526	$14,326,347
Marketable debt securities, at fair value	19,420,229	22,918,016
Accounts receivable, net of allowance of $360,000 in 2019 and $304,000 in 2018	4,904,247	3,088,360
Contract assets and unbilled receivables	1,222,605	3,089,663
Inventory	3,700,174	4,797,238
Prepaid taxes	104,726	399,611
Prepaid expenses and other current assets	802,398	784,790
Total current assets	42,288,905	49,404,025
Plant and equipment, net	2,029,406	2,598,842
Operating lease right-of-use assets	3,242,146	—
Goodwill	331,344	331,344
Other assets	1,325,163	1,361,375
Equity investments	9,141,133	5,853,525
Total assets	$58,358,097	$59,549,111
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,116,685	$3,921,880
Accrued payroll and expenses	2,198,416	3,038,005
Accrued warranty	535,000	571,000
Contract liabilities and billings in excess of revenue earned	1,227,198	388,933
Operating lease liabilities	1,017,234	—
Other accrued liabilities	3,259,119	1,901,547
Deferred tax liabilities	527,000	546,000
Total current liabilities	12,880,652	10,367,365
Asset retirement obligations	254,096	254,098
Operating lease liabilities, net of current portion	2,314,032	—
Other long-term obligations	1,049,926	1,214,827
Stockholders’ equity:
Preferred stock, par value $.01 per share: authorized, 3,000 shares; none issued	—	—
Common stock, par value $.01 per share: authorized, 120,000,000 shares; issued 88,614,327 shares in 2019 and 80,735,320 shares in 2018; outstanding 82,053,697 shares in 2019 and 74,008,815 shares in 2018	865,669	785,220
Additional paid-in capital	344,998,149	335,692,879
Treasury stock (4,513,256 shares in 2019 and 2018, at cost)	(17,238,669)	(17,238,669)
Accumulated other comprehensive income	1,872,372	1,554,587
Accumulated deficit	(288,523,461)	(272,932,143)
Total Kopin Corporation stockholders’ equity	41,974,060	47,861,874
Noncontrolling interest	(114,669)	(149,053)
Total stockholders’ equity	41,859,391	47,712,821
Total liabilities and stockholders’ equity	$58,358,097	$59,549,111

See notes to unaudited condensed consolidated financial statements

KOPIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Revenues:
Net product revenues	$4,435,401	$4,472,079	$9,049,257	$9,516,888
Research and development and other revenues	4,674,732	1,471,819	5,603,801	2,080,630
	9,110,133	5,943,898	14,653,058	11,597,518
Expenses:
Cost of product revenues	5,242,514	3,497,750	11,119,591	7,559,941
Research and development	3,330,202	4,526,156	8,296,918	8,977,809
Selling, general and administration	5,375,671	6,913,503	11,658,474	13,844,913
	13,948,387	14,937,409	31,074,983	30,382,663
Loss from operations	(4,838,254)	(8,993,511)	(16,421,925)	(18,785,145)
Other income (expense):
Interest income	154,310	165,513	317,671	325,364
Other (expense) income	(111,472)	18,101	(221,207)	1,119,356
Foreign currency transaction (losses) gains	(183,608)	(235,776)	52,527	(27,168)
Gain on investments	768,000	—	768,000	2,849,816
	627,230	(52,162)	916,991	4,267,368
Loss before provision for income taxes and net (income) loss attributable to noncontrolling interest	(4,211,024)	(9,045,673)	(15,504,934)	(14,517,777)
Provision for income taxes	(26,000)	(201,000)	(52,000)	(201,000)
Net loss	(4,237,024)	(9,246,673)	(15,556,934)	(14,718,777)
Net (income) loss attributable to noncontrolling interest	(23,367)	5,716	(34,384)	(58,458)
Net loss attributable to Kopin Corporation	$(4,260,391)	$(9,240,957)	$(15,591,318)	$(14,777,235)
Net loss per share
Basic and diluted	$(0.05)	$(0.13)	$(0.20)	$(0.20)
Weighted average number of common shares outstanding
Basic and diluted	81,950,352	73,095,253	78,459,666	73,086,752
See notes to unaudited condensed consolidated financial statements

KOPIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net loss	$(4,237,024)	$(9,246,673)	$(15,556,934)	$(14,718,777)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	121,026	(211,217)	(1,038)	(335,697)
Unrealized holding gains (losses) on marketable securities	104,257	(73,262)	326,257	(210,136)
Reclassification of holding (losses) gains in net loss	(4,815)	2,982	(7,434)	(1,768)
Other comprehensive income (loss), net of tax	220,468	(281,497)	317,785	(547,601)
Comprehensive loss	(4,016,556)	(9,528,170)	(15,239,149)	(15,266,378)
Comprehensive (income) loss attributable to the noncontrolling interest	(23,367)	38,488	(34,384)	(29,445)
Comprehensive loss attributable to Kopin Corporation	$(4,039,923)	$(9,489,682)	$(15,273,533)	$(15,295,823)
See notes to unaudited condensed consolidated financial statements

KOPIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Kopin Corporation Stockholders’ Equity	Noncontrolling Interest		Total Stockholders’ Equity
	Shares	Amount
Balance, December 29, 2018	78,522,066	$785,220	$335,692,879	$(17,238,669)	$1,554,587	$(272,932,143)	$47,861,874	$(149,053)		$47,712,821
Stock-based compensation	—	—	815,842	—	—	—	815,842	—		815,842
Vesting of restricted stock	10,000	100	(100)	—	—	—	—	—		—
Repurchases of restricted stock to satisfy tax withholding obligations	(4,294)	(43)	(7,085)	—	—	—	(7,128)	—		(7,128)
Other comprehensive income	—	—	—	—	97,317	—	97,317	—	—	97,317
Sale of registered stock	7,272,727	72,727	7,237,273	—	—	—	7,310,000	—		7,310,000
Net (loss) income	—	—	—	—	—	(11,330,927)	(11,330,927)	11,017		(11,319,910)
Balance, March 30, 2019	85,800,499	858,004	343,738,809	(17,238,669)	1,651,904	(284,263,070)	44,746,978	(138,036)		44,608,942
Stock-based compensation	—	—	538,474	—	—	—	538,474	—		538,474
Vesting of restricted stock	60,000	600	(600)	—	—	—	—	—		—
Other comprehensive income	—	—	—	—	220,468	—	220,468	—		220,468
Sale of registered stock	706,454	7,065	721,466	—	—	—	728,531	—		728,531
Net (loss) income	—	—	—	—	—	(4,260,391)	(4,260,391)	23,367		(4,237,024)
Balance, June 29, 2019	86,566,953	$865,669	$344,998,149	$(17,238,669)	$1,872,372	$(288,523,461)	$41,974,060	$(114,669)		$41,859,391

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Kopin Corporation Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance, December 30, 2017	77,572,038	$775,720	$331,119,340	$(17,238,669)	$3,564,779	$(240,121,901)	$78,099,269	$(719,422)	$77,379,847
Stock-based compensation	—	—	1,399,415	—	—	—	1,399,415	—	1,399,415
Vesting of restricted stock	20,000	200	(200)	—	—	—	—	—	—
Other comprehensive income (loss)	—	—	—	—	(269,863)	—	(269,863)	3,759	(266,104)
Adoption of accounting standards	—	—	—	—	—	3,059,382	3,059,382	—	3,059,382
Net (loss) income	—	—	—	—	—	(5,536,278)	(5,536,278)	64,174	(5,472,104)
Balance, March 31, 2018	77,592,038	775,920	332,518,555	(17,238,669)	3,294,916	(242,598,797)	76,751,925	(651,489)	76,100,436
Stock-based compensation	—	—	1,288,374	—	—	—	1,288,374	—	1,288,374
Vesting of restricted stock	60,000	600	(600)	—	—	—	—	—	—
Repurchases of restricted stock to satisfy tax withholding obligations	(3,530)	(35)	(11,367)	—	—	—	(11,402)	—	(11,402)
Other comprehensive income (loss)	—	—	—	—	(248,725)	—	(248,725)	(32,772)	(281,497)
Net (loss) income	—	—	—	—	—	(9,240,957)	(9,240,957)	(5,716)	(9,246,673)
Balance, June 30, 2018	77,648,508	$776,485	$333,794,962	$(17,238,669)	$3,046,191	$(251,839,754)	$68,539,215	$(689,977)	$67,849,238

See notes to unaudited condensed consolidated financial statements

KOPIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 29, 2019	June 30, 2018
Cash flows used in operating activities:
Net loss	$(15,556,934)	$(14,718,777)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	438,294	1,130,169
Stock-based compensation	1,354,316	2,687,789
Foreign currency (gains) losses	(73,231)	19,534
Change in allowance for bad debt	330,172	219,937
Unrealized gain on investments	(768,000)	(2,849,816)
Deferred income taxes	52,518	196,252
Loss on disposal of plant and equipment	251,291	—
Write-off of excess inventory	2,406,492	—
Other non-cash items	(19,631)	301,499
Changes in assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	(2,144,699)	687,986
Contract assets	1,867,058	1,315,022
Inventory	(1,309,827)	(605,154)
Prepaid expenses and other current assets	418,317	113,537
Accounts payable and accrued expenses	304,955	(2,018,182)
Contract liabilities and billings in excess of revenue earned	1,070,129	312,352
Net cash used in operating activities	(11,378,780)	(13,207,852)
Cash flows provided by investing activities:
Other assets	(100,810)	(41,966)
Capital expenditures	(119,815)	(740,172)
Proceeds from sale of marketable debt securities	3,789,139	13,109,285
Cash paid for equity investment	(2,500,000)	(1,000,000)
Net cash provided by investing activities	1,068,514	11,327,147
Cash flows (used in) provided by financing activities:
Sale of registered stock	8,128,531	—
Settlements of restricted stock for tax withholding obligations	(7,128)	(11,402)
Net cash provided by financing activities	8,121,403	(11,402)
Effect of exchange rate changes on cash	(2,958)	(213,545)
Net decrease in cash and cash equivalents	(2,191,821)	(2,105,652)
Cash and cash equivalents:
Beginning of period	14,326,347	24,848,227
End of period	$12,134,526	$22,742,575
Supplemental disclosure of cash flow information:
Issuance costs included in accounts payable and accrued expenses	$90,000	$—
Income taxes paid	—	1,300,000
See notes to unaudited condensed consolidated financial statements

KOPIN CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION
The condensed consolidated financial statements of Kopin Corporation as of June 29, 2019 and for the three and six month periods ended June 29, 2019 and June 30, 2018 are unaudited and include all adjustments that, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. These condensed consolidated financial statements should be read in conjunction with the Company’s financial statements and notes thereto, included in the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2018. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for any other interim period or for a full fiscal year. As used in this report, the terms "we", "us", "our", "Kopin" and the "Company" mean Kopin Corporation and its subsidiaries, unless the context indicates another meaning.
Going Concern
The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses of $35.8 million and net cash outflows from operations of $28.2 million for the fiscal year ended 2018. The Company incurred a net loss of $15.6 million for the six months ended June 29, 2019 and net cash outflows from operations of $11.4 million. In addition, the Company has experienced a significant decline in its cash and cash equivalents and marketable debt securities over the last several years, which was primarily a result of funding operating losses, of which a significant component relates to the Company’s investments in the research and development of Wearable products. The Company had $31.6 million of cash and cash equivalents and marketable debt securities at June 29, 2019. The Company's historical and current use of cash in operations combined with limited liquidity resources raise substantial doubt regarding the Company’s ability to continue as a going concern.
The Company’s products target the industrial wearable headset and military markets. Management believes the industrial wearable market is still developing and cannot predict how long the wearable market will take to develop or if the Company’s products will be accepted. Accordingly, the Company’s current strategy is to continue to invest in research and development, even during unprofitable periods, which has resulted in the Company continuing to incur net losses and negative cash flows from operations. As the Company continues to incur negative cash flows from operations its financial condition will be materially adversely affected. As such, management is actively pursuing strategic alternatives including the reduction of operating expenses and raising additional capital, among other things. While there can be no assurance the Company will be able to successfully reduce operating expenses or raise additional capital, management believes it has sufficient cash for operations through the end of fiscal 2020, based on management’s historical success in managing cash flows and obtaining capital.
These condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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
The Company uses the specific identification method as a basis for determining cost and calculating realized gains and losses with respect to marketable debt securities. The gross gains and losses realized related to sales and maturities of marketable debt securities were not material during the three and six months ended June 29, 2019 and the fiscal year ended December 29, 2018.
Investments in available-for-sale marketable debt securities were as follows at June 29, 2019 and December 29, 2018:

	Amortized Cost		Unrealized Losses		Fair Value
	2019	2018	2019	2018	2019	2018
U.S. government and agency backed securities	$10,306,091	$13,064,418	$(10,895)	$(253,495)	$10,295,196	$12,810,923
Corporate debt	9,128,446	10,175,084	(3,413)	(67,991)	9,125,033	10,107,093
Total	$19,434,537	$23,239,502	$(14,308)	$(321,486)	$19,420,229	$22,918,016

The contractual maturity of the Company’s marketable debt securities was as follows at June 29, 2019:

	Less than One year	One to Five years	Total
U.S. government and agency backed securities	$999,210	$9,295,986	$10,295,196
Corporate debt	3,669,413	5,455,620	9,125,033
Total	$4,668,623	$14,751,606	$19,420,229

4.	FAIR VALUE MEASUREMENTS
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
The following table details the fair value measurements of the Company’s financial assets:

		Fair Value Measurement June 29, 2019 Using:
	Total	Level 1	Level 2	Level 3
Cash and Cash Equivalents	$12,134,526	$12,134,526	$—	$—
U.S. Government Securities	10,295,196	—	10,295,196	—
Corporate Debt	9,125,033	—	9,125,033	—
Equity Investments	9,141,133	300,134	—	8,840,999
	$40,695,888	$12,434,660	$19,420,229	$8,840,999

		Fair Value Measurement December 29, 2018 Using:
	Total	Level 1	Level 2	Level 3
Cash and Cash Equivalents	$14,326,347	$14,326,347	$—	$—
U.S. Government Securities	12,810,923	—	12,810,923	—
Corporate Debt	10,107,093	—	10,107,093	—
Equity Investments	5,853,525	288,026	—	5,565,499
	$43,097,888	$14,614,373	$22,918,016	$5,565,499
Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur. During the six months ended June 29, 2019, there were no transfers between levels of the fair value hierarchy. Changes in Level 3 investments were as follows:

	December 29, 2018	Net unrealized gains	Purchases, issuances and settlements	Transfers in and or out of Level 3	June 29, 2019
Equity Investments	$5,565,499	$775,500	$2,500,000	$—	$8,840,999

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value because of their short-term nature. If accrued liabilities were carried at fair value, these would be classified as Level 2 in the fair value hierarchy.
Marketable Debt Securities
The corporate debt consists of floating rate notes with a maturity that is over multiple years but has interest rates that are reset every three months based on the then-current three-month London Interbank Offering Rate ("three-month Libor"). The Company validates the fair market values of the financial instruments above by using discounted cash flow models, obtaining independent pricing of the securities or through the use of a model that incorporates the three-month Libor, the credit default swap rate of the issuer if applicable and the bid and ask price spread of the same or similar investments which are traded on several markets.
Equity Investments
The Company adopted the measurement alternative for equity investments without readily determinable fair values (often referred to as cost method investments). As a result, equity investments will be revalued upon occurrence of an observable price change for similar investments and for impairments.
The Company acquired an equity interest in a company in the first quarter of 2018. The Company made a $1.0 million capital contribution during the three months ended March 31, 2018. The Company also contributed certain intellectual property. During the three and six months ended June 29, 2019, the Company recorded less than $0.1 million of unrealized gain on this equity investment due to a fluctuation in the foreign exchange rate. As of June 29, 2019, the Company owned an 11.4% interest in this investment and the fair value of this equity investment was approximately $3.6 million at June 29, 2019.

The Company acquired an equity interest in a customer by exercising a warrant in the second quarter of 2018 for up to 15% of the customer's Series A equity offering as part of the licensing of technology to the customer. The Company used the customer's capital structure, pricing of the shares being offered and the warrant from the customer's Series A financing round in determining the value upon exercising the warrant. In addition, the Company acquired 368,732 shares of the customer's Series B equity valued at $2.5 million based on the fair value of the Series B at the closing in May 2019. During the three and six months ended June 29, 2019, the Company recognized a $0.8 million gain based on an observable price change for the Series A shares by using the customer's Series B capital structure, pricing of the shares being offered and the liquidation preference of Series B. As of June 29, 2019, the Company's total fair value in Series A and Series B equity investments is $5.2 million.

5.	INVENTORY
Inventories are stated at standard cost adjusted to approximate the lower of cost (first-in, first-out method) or net realizable value and consist of the following at June 29, 2019 and December 29, 2018:

	June 29, 2019	December 29, 2018
Raw materials	$2,412,961	$2,548,139
Work-in-process	887,595	1,526,552
Finished goods	399,618	722,547
	$3,700,174	$4,797,238

6.	NET LOSS PER SHARE
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
The following were not included in weighted-average common shares outstanding-diluted because they are anti-dilutive or performance conditions have not been met at the end of the period:

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Non-vested restricted common stock	2,047,374	3,442,249	2,047,374	3,442,249

7.	STOCKHOLDERS' EQUITY AND STOCK-BASED COMPENSATION
Registered Sale of Equity Securities
On March 15, 2019, the Company sold 7.3 million shares of registered common stock for gross proceeds of $8.0 million ($1.10 per share), before deducting underwriting discounts and offering expenses paid by the Company. This represented approximately 8.9% of Kopin's total outstanding shares of common stock as of the date of purchase. The net proceeds from the offering were used for general corporate purposes, including working capital. On April 10, 2019, the Company sold 0.7 million shares of registered common stock for gross proceeds of $0.8 million ($1.10 per share), before deducting underwriting discounts and offering expenses paid by the Company, pursuant to the partial exercise of the underwriters' overallotment option in connection with its March 15, 2019 public offering. This represented approximately 0.8% of Kopin's total outstanding shares of common stock as of the date of purchase.
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

Restricted stock activity was as follows:

	Shares	Weighted Average Grant Fair Value
Balance, December 29, 2018	2,213,249	$2.51
Granted	130,000	1.20
Forfeited	(225,875)	2.97
Vested	(70,000)	3.32
Balance, June 29, 2019	2,047,374	$2.35

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

	For the three months ended June 29, 2019
Performance price target	$5.25	$6.00	$7.00
Expected volatility	48.3%	48.3%	48.3%
Interest rate	1.97%	1.97%	1.97%
Expected life (years)	3	3	3
Dividend yield	—%	—%	—%

Stock-Based Compensation
The following table summarizes stock-based compensation expense within each of the categories below as it relates to non-vested restricted common stock awards for the six months ended June 29, 2019 and June 30, 2018 (no tax benefits were recognized):

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Cost of product revenues	$32,107	$155,925	$64,215	$266,151
Research and development	83,785	193,767	188,515	468,083
Selling, general and administrative	422,582	938,682	1,101,586	1,953,555
Total	$538,474	$1,288,374	$1,354,316	$2,687,789
Unrecognized compensation expense for non-vested restricted common stock as of June 29, 2019 totaled $1.9 million and is expected to be recognized over a weighted average period of approximately two years.

8.	ACCRUED WARRANTY
The Company typically warrants its products against defect for 12 to 18 months, however, for certain products a customer may purchase an extended warranty. A provision for estimated future costs and estimated returns for credit relating to such warranty is recorded in the period when product is shipped and revenue recognized, and is updated as additional information becomes available. The Company’s estimate of future costs to satisfy warranty obligations is based primarily on historical warranty expense experienced and a provision for potential future product failures. Changes in the accrued warranty for the six months ended June 29, 2019 were as follows:

Balance, December 29, 2018	$571,000
Additions	290,000
Claims	(326,000)
Balance, June 29, 2019	$535,000

Extended Warranties
Deferred revenue represents the purchase of extended warranties by the Company's customers. The Company recognizes revenue from an extended warranty on the straight-line method over the life of the extended warranty, which is typically 12 to 15 months beyond the standard 12 to 18 month warranty. The Company classifies the current portion of deferred revenue under Contract liabilities and billings in excess of revenue earned and classifies the long-term portion of deferred revenue under Other long-term obligations in its condensed consolidated balance sheets. At June 29, 2019, the Company had $0.2 million of deferred revenue related to extended warranties.

9.	INCOME TAXES
The Company recorded a provision for income taxes of less than $0.1 million and $0.2 million in the three months ended June 29, 2019 and June 30, 2018, respectively. The Company recorded a provision for income taxes of less than $0.1 million and $0.2 million in the six months ended June 29, 2019 and June 30, 2018, respectively. As of June 29, 2019, the Company has available for tax purposes U.S. federal NOLs of approximately $210.2 million expiring 2022 through 2037. The Company had recognized a full valuation allowance on its domestic and certain foreign net deferred tax assets due to the uncertainty of realization of such assets. The Company recognizes both accrued interest and penalties related to its uncertain tax positions related to intercompany loan interest and potential transfer pricing exposure related to its foreign subsidiaries.

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
Contract liabilities consist of advance payments and billings in excess of cost incurred and deferred revenue.
Net contract assets (liabilities) consisted of the following:

	June 29, 2019	December 29, 2018	$ Change	% Change
Contract assets—current	$1,222,605	$3,089,663	$(1,867,058)	(60)%
Contract liabilities—current	(1,227,198)	(388,933)	(838,265)	216%
Contract liabilities—noncurrent	(14,813)	(17,294)	2,481	(14)%
Net contract (liabilities) assets	$(19,406)	$2,683,436	$(2,702,842)	(101)%

The $2.7 million decrease in the Company's net contract assets (liabilities) from December 29, 2018 to June 29, 2019 was primarily due the shipment of inventory that was in process at December 29, 2018 and advanced payments in excess of amounts earned on development contracts.
In the three and six months ended June 29, 2019, the Company recognized revenue of $0.1 million and $0.3 million, respectively, related to our contract liabilities at December 30, 2018. In the three and six months ended June 30, 2018, the Company recognized revenue of less than $0.1 million related to our contract liabilities at December 31, 2017.
The Company did not recognize impairment losses on our contract assets in the three and six months ended June 29, 2019 or June 30, 2018.
Performance Obligations
The Company's revenue recognition related to performance obligations that were satisfied at a point in time and over time were as follows:

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Point in time	78%	59%	75%	63%
Over time	22%	41%	25%	37%

Remaining performance obligations represent the transaction price of orders for which work has not been performed and excludes unexercised contract options and potential orders under ordering-type contracts (e.g., indefinite-delivery, indefinite-quantity ("IDIQ")). As of June 29, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations was $6.3 million. The Company expects to recognize revenue on the remaining performance obligations of $6.3 million over the next 12 months. The remaining performance obligations represent amounts to be earned under government contracts, which are subject to cancellation.

11.	LEASES AND COMMITMENTS
Leases
The Company enters into operating leases primarily for: real estate, including for manufacturing, engineering, research, administration and sales facilities, and information technology ("IT") equipment. At June 29, 2019 and December 29, 2018, the

Company did not have any finance leases. Approximately 87% of our future lease commitments, and related lease liability, relate to the Company's real estate leases. Some of the Company's leases include options to extend or terminate the lease.
The components of lease expense were as follows:

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Operating lease cost	$308,080	$359,574	$603,565	$716,402

At June 29, 2019, the Company's future lease payments under non-cancellable leases were as follows:

2019 (excluding the six months ended June 29, 2019)	$599,762
2020	1,220,272
2021	1,028,781
2022	654,473
2023	201,333
Thereafter	—
Total future lease payments	3,704,621
Less imputed interest	(373,355)
Total	$3,331,266

The Company's lease liabilities recognized in the Company's condensed consolidated balance sheets at June 29, 2019 was as follows:

June 29, 2019
Operating lease liabilities—current	$1,017,234
Operating lease liabilities—noncurrent	2,314,032
Total lease liabilities	$3,331,266

Supplemental cash flow information related to leases was as follows:

Six months ended
June 29, 2019
Cash paid for amounts included in the measurement of operating lease liabilities	$602,166
Right-of-use assets obtained in exchange for new operating lease obligations	489,252
Other information related to leases was as follows:

June 29, 2019
Weighted Average Discount Rate—Operating Leases	6.16%
Weighted Average Remaining Lease Term—Operating Leases (in years)	3.8

Prior to December 30, 2018, the Company accounted for its leases in accordance with Topic 840, Leases. At December 29, 2018, the Company was committed under operating leases for buildings, office space and equipment, which expired at various dates. As previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 29, 2018 and under previous lease guidance, future minimum lease payments under non-cancelable operating leases as of December 29, 2018 were as follows:

Fiscal year ending,	Amount
2019	$1,210,000
2020	1,112,000
2021	921,000
2022	616,000
2023	201,000
Thereafter	—
Total	$4,060,000

Commitments
The Company has entered into an investment agreement to make a one-time capital contribution of approximately $5.1 million (the Company's capital contribution under the agreement is 35.0 million Chinese Yuan Renminbi) in which the Company will receive a 3.5% equity interest in the investment. The Company’s ability to make its capital contribution is subject to Chinese laws which include restrictions on direct foreign investment. Accordingly, the Company may need to make the capital contribution through its Chinese subsidiary’s operations. The investment agreement has penalty clauses in the event the Company does not make its capital contribution in a timely manner. Due to delays in making its contribution the Company has accrued $0.4 million in penalties related to this agreement.

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

Segment financial results were as follows:

	Three Months Ended		Six Months Ended
Total Revenue (in thousands)	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Kopin	$7,673	$4,405	$11,129	$7,403
Industrial	1,647	1,948	4,224	4,604
Eliminations	(210)	(409)	(700)	(409)
Total	$9,110	$5,944	$14,653	$11,598

	Three Months Ended		Six Months Ended
Total Intersegment Revenue (in thousands)	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Kopin	$—	$—	$—	$—
Industrial	210	409	700	409
Total	$210	$409	$700	$409

	Three Months Ended		Six Months Ended
Net Loss Attributable to Kopin (in thousands)	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Kopin	$(4,153)	$(8,844)	$(16,047)	$(14,834)
Industrial	(107)	(397)	456	57
Total	$(4,260)	$(9,241)	$(15,591)	$(14,777)

Total Assets (in thousands)			June 29, 2019	December 29, 2018
Kopin			$50,944	$50,995
Industrial			7,414	8,554
Total			$58,358	$59,549

Total long-live assets by country at June 29, 2019 and December 29, 2018 were:

Total Long-lived Assets (in thousands)	June 29, 2019	December 29, 2018
U.S.	$1,763	$2,101
United Kingdom	179	197
China	51	251
Japan	36	50
Total	$2,029	$2,599
We disaggregate our revenue from contracts with customers by geographic location and by display application, as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.

During the three and six months ended June 29, 2019 and June 30, 2018, the Company derived its sales from the following geographies:

	Three Months Ended June 29, 2019
	Kopin		Industrial		Total
(In thousands, except percentages)	Revenue	% of Total	Revenue	% of Total	Revenue	% of Total
United States	$2,164	24%	$441	5%	$2,605	29%
Other Americas	7	—	—	—	7	—
Total Americas	2,171	24	441	5	2,612	29
Asia-Pacific	5,171	57	646	7	5,817	64
Europe	331	3	340	4	671	7
Other	—	—	10	—	10	—
Total Revenues	$7,673	84%	$1,437	16%	$9,110	100%

	Three Months Ended June 30, 2018
	Kopin		Industrial		Total
(In thousands, except percentages)	Revenue	% of Total	Revenue	% of Total	Revenue	% of Total
United States	$2,950	50%	$608	10%	$3,558	60%
Other Americas	26	—	18	—	44	1
Total Americas	2,976	50	626	11	3,602	61
Asia-Pacific	987	17	468	8	1,455	25
Europe	442	7	425	7	867	14
Other	—	—	20	—	20	—
Total Revenues	$4,405	74%	$1,539	26%	$5,944	100%

	Six Months Ended June 29, 2019
	Kopin		Industrial		Total
(In thousands, except percentages)	Revenue	% of Total	Revenue	% of Total	Revenue	% of Total
United States	$4,191	29%	$820	6%	$5,011	35%
Other Americas	18	—	7	—	25	—
Total Americas	4,209	29	827	6	5,036	35
Asia-Pacific	6,203	42	1,487	10	7,690	52
Europe	717	5	1,200	8	1,917	13
Other	—	—	10	—	10	—
Total Revenues	$11,129	76%	$3,524	24%	$14,653	100%

	Six Months Ended June 30, 2018
	Kopin		Industrial		Total
(In thousands, except percentages)	Revenue	% of Total	Revenue	% of Total	Revenue	% of Total
United States	$5,160	44%	$1,994	17%	$7,154	61%
Other Americas	28	—	22	—	50	—
Total Americas	5,188	44	2,016	17	7,204	61
Asia-Pacific	1,467	14	1,161	10	2,628	24
Europe	748	6	995	9	1,743	15
Other	—	—	23	—	23	—
Total Revenues	$7,403	64%	$4,195	36%	$11,598	100%

During the three and six months ended June 29, 2019 and June 30, 2018, the Company derived its sales from the following display applications:

	Three Months Ended June 29, 2019			Three Months Ended June 30, 2018
(In thousands)	Kopin	Industrial	Total	Kopin	Industrial	Total
Military	$1,277	$520	$1,797	$1,067	$570	$1,637
Industrial	1,218	917	2,135	472	748	1,220
Consumer	503	—	503	1,505	—	1,505
Other	—	—	—	39	71	110
R&D	455	—	455	1,322	150	1,472
License and royalties	4,220	—	4,220	—	—	—
Total Revenues	$7,673	$1,437	$9,110	$4,405	$1,539	$5,944

	Six Months Ended June 29, 2019			Six Months Ended June 30, 2018
(In thousands)	Kopin	Industrial	Total	Kopin	Industrial	Total
Military	$2,355	$883	$3,238	$1,865	$2,056	$3,921
Industrial	2,154	2,484	4,638	1,220	1,759	2,979
Consumer	1,149	—	1,149	2,396	—	2,396
Other	7	17	24	39	182	221
R&D	1,059	140	1,199	1,883	198	2,081
License and royalties	4,405	—	4,405	—	—	—
Total Revenues	$11,129	$3,524	$14,653	$7,403	$4,195	$11,598

13.	LITIGATION
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
BlueRadios, Inc. v. Kopin Corporation, Civil Action No. 16-02052-JLK (D. Col.):
On August 12, 2016, BlueRadios, Inc. ("BlueRadios") filed a complaint in the U.S. District Court for the District of Colorado, alleging that the Company breached a contract between it and BlueRadios concerning an alleged joint venture between the Company and BlueRadios to design, develop and commercialize micro-display products with embedded wireless technology referred to as “Golden-i” breached the covenant of good faith and fair dealing associated with that contract, breached its fiduciary duty to BlueRadios, and misappropriated trade secrets owned by BlueRadios in violation of Colorado law (C.R.S. § 7-74-104(4)) and the Defend Trade Secrets Act (18 U.S.C. § 1836(b)(1)). BlueRadios further alleges that the Company was unjustly enriched by its alleged misconduct, BlueRadios is entitled to an accounting to determine the amount of profits obtained by the Company as a result of its alleged misconduct, and the inventorship on at least ten patents or patent applications owned by the Company need to be corrected to list BlueRadios’ employees as inventors and thereby list BlueRadios as co-assignees of the patents. BlueRadios seeks monetary, declaratory, and injunctive relief, including for alleged non-payment of engineering retainer fees.
On October 11, 2016, the Company filed its Answer and Affirmative Defenses. The parties are in the midst of discovery, with the close of all discovery currently set for October 15, 2019. On July 30, 2019, the Court granted Kopin’s Motion for Partial Summary Judgment against claims for alleged non-payment of engineering retainer fees. A trial date has not yet been set by the Court as to BlueRadios’ remaining claims. The Company has not concluded a loss from this matter is probable; therefore, we have not recorded an accrual for litigation or claims related to this matter for the period ended June 29, 2019. The Company will continue to evaluate information as it becomes known and will record an estimate for losses at the time or times when it is both probable that a loss has been incurred and the amount of the loss is reasonably estimable.

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

During the three and six month periods ended June 29, 2019 and June 30, 2018, the Company had the following transactions with related parties:

	Three Months Ended
	June 29, 2019		June 30, 2018
	Sales	Purchases	Sales	Purchases
Goertek	$—	$—	$—	$78,905
RealWear, Inc.	4,667,258	—	261,605	—
	$4,667,258	$—	$261,605	$78,905

	Six Months Ended
	June 29, 2019		June 30, 2018
	Sales	Purchases	Sales	Purchases
Goertek	$—	$1,246,077	$—	$298,909
RealWear, Inc.	5,192,644	—	512,956	—
	$5,192,644	$1,246,077	$512,956	$298,909
The Company had the following receivables, contract assets and payables with related parties:

	June 29, 2019			December 29, 2018
	Receivables	Contract assets	Payables	Receivables	Contract assets	Payables
Goertek	$—	$—	$873,923	$—	$—	$207,530
RealWear, Inc.	2,060,537	400,000	—	1,041,334	400,000	—
	$2,060,537	$400,000	$873,923	$1,041,334	$400,000	$207,530

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the safe harbor created by such sections. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “could,” “would,” “seeks,” “estimates,” and variations of such words and similar expressions, and the negatives thereof, are intended to identify such forward-looking statements. We caution readers not to place undue reliance on any such “forward-looking statements,” which speak only as of the date made, and advise readers that these forward-looking statements are not guarantees of future performance and involve certain risks, uncertainties, estimates, and assumptions by us that are difficult to predict. Various factors, some of which are beyond our control, could cause actual results to differ materially from those expressed in, or implied by, such forward-looking statements. All such forward-looking statements, whether written or oral, and whether made by us or on our behalf, are expressly qualified by these cautionary statements and any other cautionary statements that may accompany the forward-looking statements. In addition, we disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of this report, except as may otherwise be required by the federal securities laws.

We have identified the following important factors that could cause actual results to differ materially from those discussed in our forward-looking statements. Such factors may be in addition to the risks described in Part I, Item 1A, Risk Factors; Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; and other parts of our Annual Report on Form 10-K for the fiscal year ended December 29, 2018. These factors include: our ability to continue as a going concern; our ability to obtain raw materials and other goods as well as services from our suppliers as needed; our intent to continue focusing our development efforts on proprietary wearable computing systems; the potential for customers to choose our competitors as their supplier; our expectation that we will have negative cash flow from operating activities in 2019; our ability to invest in research and development to achieve profitability even during periods when we are not profitable; our ability to continue to introduce new products in our target markets; the degree to which our wearable technology is embraced by consumers and commercial users; our ability to develop and expand our wearable technologies and to market and license our concept systems and components; our ability to generate revenue growth and positive cash flow, and reach profitability; the strengthening of the U.S. dollar and its effects on the price of our products in foreign markets; our ability to grow within our targeted markets; the importance of small form factor displays in the development of military, consumer, and industrial products such as thermal weapon sights, safety equipment, virtual and augmented reality gaming, training and simulation products and metrology tools; the material adverse effects on our financial condition if we do not soon achieve and maintain positive cash flow and profitability, which may include us being required to reduce expenses, including our investments in research and development and/or raise additional capital; our ability to support our operations and capital needs for at least the next twelve months through our available cash resources; and our expectation that we will incur taxes based on our foreign operations in 2019.

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
 Results of Operations
As described in our "Forward-Looking Statements" on page 22 of this Form 10-Q, our interim period results of operations and period-to-period comparisons of such results may not be indicative of our future operating results. Additionally, we use a fiscal calendar, which may result in differences in the number of workdays in the current and comparable prior interim periods and could affect period-to-period comparisons. The following discussions of comparative results among periods, including the discussion of segment results, should be viewed in this context.

Revenues.   For the three and six months ended June 29, 2019 and June 30, 2018, our revenues by display application, which include product sales and amounts earned from research and development contracts, were as follows:

	Three Months Ended		Six Months Ended
(In thousands)	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Military	$1,797	$1,637	$3,238	$3,921
Industrial	2,135	1,220	4,638	2,979
Consumer	503	1,505	1,149	2,396
Other	—	110	24	221
R&D	455	1,472	1,199	2,081
License and royalties	4,220	—	4,405	—
Total Revenues	$9,110	$5,944	$14,653	$11,598
Sales of our products for Military applications include systems used by the military both in the field and for training and simulation. The increase in Military applications revenues in the three months ended June 29, 2019 as compared to the three months ended June 30, 2018 was primarily due to deliveries on the Family Weapons Sight-Individual ("FWS-i") program. The decrease in Military applications revenue in the six months ended June 29, 2019 as compared to the six months ended June 30, 2018 was primarily due to the completion of military programs at our subsidiary NVIS, Inc. ("NVIS") during the six months ended June 30, 2018 partially offset by deliveries on the FWS-i program in the six months ended June 29, 2019.
Industrial applications revenue represents customers who purchase our display products for use in 3D metrology equipment and headsets used for applications in manufacturing, distribution and public safety. Our 3D metrology customers are primarily located in Asia and sell to Asian contract manufacturers who use the 3D metrology machines for quality control purposes. The increase in Industrial applications revenue for the three and six months ended June 29, 2019 as compared to the three and six months ended June 30, 2018 was primarily due to an increase in sales volume to customers who use our display components in industrial headsets.
Our displays for Consumer applications are used primarily in thermal imaging products, recreational rifle and hand-held scopes and drone racing headsets. The decrease in Consumer applications for the three and six months ended months ended June 29, 2019 as compared to the three and six months ended June 30, 2018 was primarily due to decreased demand for displays and components used in drone racing headsets.
Research and development ("R&D") revenues consist primarily of development contracts with agencies or prime contractors of the U.S. government and commercial enterprises. R&D revenue decreased in the three and six months ended June 29, 2019 as compared to the three and six months ended June 30, 2018 primarily due to the completion of performance obligations on funded U.S. military programs.
License revenue represents an arrangement with a customer where our performance obligation is to license functional intellectual property ("IP"), which provides the customer the right to use our IP as it exists at a point in time. The satisfaction of the Company's performance obligation, and related recognition of revenue, occurs when the IP is delivered to the customer, the license period has begun and there are no additional performance obligations in the agreement. Under certain license agreements, we may receive royalties based on the sales of the licensed product. We recognize royalty revenue upon the later of 1) when the related sales occur, or 2) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). Under our current license agreements for which a royalty exists, we have recorded revenue when the related sales by our customer occurs because the performance obligation related to the delivery of the license to the customer has been satisfied. The increase in license and royalties in the three and six months ended June 29, 2019 compared to the three and six months ended June 30, 2018 was due to the one-time license of functional IP to a customer for $3.5 million and royalties earned under other functional IP license agreements.
International sales represented 70% and 40% of total revenues for the three months ended June 29, 2019 and June 30, 2018, respectively, and 65% and 38% for the six months ended June 29, 2019 and June 30, 2018, respectively. Our international sales are primarily denominated in U.S. dollars. Consequently, a strengthening of the U.S. dollar could increase the price in local currencies of our products in foreign markets and make our products relatively more expensive than competitors' products that are denominated in local currencies, which could lead to a reduction in sales or profitability in those foreign markets. We have not taken any protective measures against exchange rate fluctuations, such as purchasing hedging instruments with respect to such fluctuations, because of the historically stable exchange rate between the British pound (the functional currency of our U.K. subsidiary) and the U.S. dollar. Foreign currency translation impact on our results, if material, is described in further detail under "Item 3. Quantitative and Qualitative Disclosures About Market Risk" section below.

Cost of Product Revenues. Cost of product revenues, which is comprised of materials, labor and manufacturing overhead related to the production of our products for the three and six months ended June 29, 2019 and June 30, 2018 was as follows:

	Three Months Ended		Six Months Ended
(In thousands, except for percentages)	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Cost of product revenues	$5,243	$3,498	$11,120	$7,560
Cost of product revenues as a % of net product revenues	118.2%	78.2%	122.9%	79.4%
The increase in cost of product revenues for the three months ended June 29, 2019 as compared to the three months ended June 30, 2018 was primarily due to a $1.2 million charge for inventory obsolescence in the three months ended June 29, 2019. The increase in cost of product revenues for the six months ended June 29, 2019 as compared to the six months ended June 30, 2018 was primarily due to a decrease in volume sales of our military products, which have higher margins as compared to our other products and a $2.4 million charge for inventory obsolescence in the six months ended June 29, 2019. The charges for inventory obsolescence primarily result from the discontinuance of certain products and the write-off of materials when we believe we have found substitute materials that will provide for better long-term manufacturing yields.
Research and Development. R&D expenses are incurred in support of internal display development programs and programs funded by agencies or prime contractors of the U.S. government and commercial partners. R&D costs include staffing, purchases of materials and laboratory supplies, circuit design costs, fabrication and packaging of display products, and overhead. In fiscal year 2019, we expect our R&D expenditures to be related to our display products, overlay weapon sights and organic light emitting diode (“OLED”) display technologies. Funded and internal R&D expense are combined in research and development expenses in the statements of operations. R&D expenses for the three and six months ended June 29, 2019 and June 30, 2018 were as follows:

	Three Months Ended		Six Months Ended
(In thousands)	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Funded	$445	$781	$1,311	$1,634
Internal	2,885	3,745	6,986	7,344
Total research and development expense	$3,330	$4,526	$8,297	$8,978
Funded R&D expense for the three and six months ended June 29, 2019 decreased as compared to the three and six months ended June 30, 2018 primarily due to the completion of performance obligations on funded U.S. military programs. For the three and six months ended June 29, 2019, internal R&D decreased as compared to the three and six months ended June 30, 2018 primarily due to development programs being curtailed. Included in internal R&D for the six months ended June 29, 2019 is a $0.5 million write-off of materials associated with development programs that are being curtailed.
Selling, General and Administrative.   Selling, general and administrative ("S,G&A") expenses consist of the expenses incurred by our sales and marketing personnel and related expenses, and administrative and general corporate expenses. S,G&A expenses for the three and six months ended June 29, 2019 and June 30, 2018 were as follows:

	Three Months Ended		Six Months Ended
(In thousands, except for percentages)	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Selling, general and administration expense	$5,376	$6,914	$11,658	$13,845
Selling, general and administration expense as a % of revenues	59.0%	116.3%	79.6%	119.4%
S,G&A decreased for the three and six months ended June 29, 2019 as compared to the three and six months ended June 30, 2018 primarily due to a decrease in compensation expenses including stock-based compensation, amortization of intangible assets, marketing expenses including product promotion and accretion of the NVIS earnout partially offset by an increase in legal expenses.
Other Income, net. Other income, net, is primarily composed of gain on investments, interest income, foreign currency transaction and remeasurement gains and losses incurred by our U.K.-based subsidiary and other non-operating income items.

Other income, net, for the three and six months ended June 29, 2019 and June 30, 2018 was as follows:

	Three Months Ended		Six Months Ended
(In thousands)	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Other income (expense), net	$627	$(52)	$917	$4,267
During the three months ended June 29, 2019 and June 30, 2018, we recorded $0.2 million of foreign currency losses. During the six months ended June 29, 2019 and June 30, 2018, we recorded less than $0.1 million of foreign currency gains and less than $0.1 million of foreign currency losses, respectively. During the three and six months ended June 29, 2019, the Company recognized a gain of $0.8 million on the fair value adjustment due to an observable price change on an equity investment. During the six months ended June 30, 2018, the Company recognized a gain of $2.9 million from the transfer of intellectual property in exchange for equity interest in an investment. During the six months ended June 30, 2018, the Company received $1.0 million of insurance proceeds related to the embezzlement at our Korean subsidiary, which was discovered in 2016.
Tax Provision.  The Company recorded a provision for income taxes of less than $0.1 million and $0.2 million in the three months ended June 29, 2019 and June 30, 2018, respectively. The Company recorded a provision for income taxes of less than $0.1 million and $0.2 million in the six months ended June 29, 2019 and June 30, 2018, respectively. The provision for income taxes in the three and six months ended June 29, 2019 and June 30, 2018 primarily relate to interest and penalties on uncertain tax positions and changes in deferred tax liabilities related to foreign income tax withholdings.
Net Loss (Income) Attributable to Noncontrolling Interest.  As of June 29, 2019, we owned 80% of the equity of eMDT America ("eMDT"). Net loss (income) attributable to noncontrolling interest on our consolidated statements of operations represents the portion of the results of operations of our majority-owned subsidiary that is allocated to the stockholders of the equity interests not owned by us. The change in net loss (income) attributable to noncontrolling interest is the result of the change in the results of operations of eMDT for the three and six months ended June 29, 2019 and June 30, 2018.
Net Loss Attributable to Kopin Corporation.  The Company incurred a net loss attributable to Kopin Corporation of $4.3 million during the three months ended June 29, 2019 compared to a net loss attributable to Kopin Corporation of $9.2 million during the three months ended June 30, 2018. The decrease in the net loss attributable to Kopin Corporation during the three months ended June 29, 2019 compared to the three months ended June 30, 2018 was primarily due to a decrease in operating expenses and an increase in total revenues, which is described above in Research and Development and Selling, General and Administrative and Revenues. The Company incurred a net loss attributable to Kopin Corporation of $15.6 million during the six months ended June 29, 2019 compared to a net loss attributable to Kopin Corporation of $14.8 million during the six months ended June 30, 2018. The increase in the net loss attributable to Kopin Corporation during the six months ended June 29, 2019 compared to the six months ended June 30, 2018 was primarily due to the decrease in other income, net, which is described above in Other Income, net and an increase in cost of product revenues, which is described above in Cost of Product Revenues.
Liquidity and Capital Resources
At June 29, 2019 and December 29, 2018, we had cash and cash equivalents and marketable securities of $31.6 million and $37.2 million, respectively, and working capital of $29.4 million and $39.0 million at June 29, 2019 and December 29, 2018, respectively. The change in cash and cash equivalents and marketable debt securities was primarily due to net outflow of cash used in operating activities of $11.4 million and the purchase of an equity investment of $2.5 million, partially offset by the net proceeds from the sale of registered securities of $8.1 million and the proceeds from the sale of marketable debt securities of $3.8 million.

On March 15, 2019, the Company sold 7.3 million shares of registered common stock for gross proceeds of $8.0 million ($1.10 per share), before deducting underwriting discounts and offering expenses paid by the Company. This represented approximately 8.9% of Kopin's total outstanding shares of common stock as of the date of purchase. The net proceeds from the offering were used for general corporate purposes, including working capital. On April 10, 2019, the Company sold 0.7 million shares of registered common stock for gross proceeds of $0.8 million ($1.10 per share), before deducting underwriting discounts and offering expenses paid by the Company, pursuant to the partial exercise of the underwriters' overallotment option in connection with its March 15, 2019 public offering. This represented approximately 0.8% of Kopin's total outstanding shares of common stock as of the date of purchase.
Cash and cash equivalents and marketable debt securities held in U.S. Dollars at:

	June 29, 2019	December 29, 2018
Domestic locations	$30,144,605	$36,182,663
International locations	743,750	418,339
Subtotal cash and cash equivalents marketable debt securities held in U.S. dollars	30,888,355	36,601,002
Cash and cash equivalents held in other currencies and converted to U.S. dollars	666,400	643,361
Total cash and cash equivalents and marketable debt securities	$31,554,755	$37,244,363
We have no plans to repatriate the cash and cash equivalents held in our foreign subsidiary FDD, Ltd. and, as such, we have not recorded any deferred tax liability with respect to such cash.
As part of the NVIS acquisition, additional payments by the Company to the former owners of up to $2.0 million could be required if certain future operating performance milestones are met and the former owners remain employed with NVIS through March 2020. In March 2019 the Company paid approximately $1.3 million of additional payments to the former owners. Accordingly, if certain milestones are met by March 2020, the Company may be required to pay an additional $0.7 million. Such contingent payments will be treated as compensation expense because the milestone payments require recipients to remain employed to earn the contingent payments.
We expect to expend between $0.5 million and $1.0 million on capital expenditures in 2019.
The Company has entered into an investment agreement to make a one-time capital contribution of approximately $5.1 million (the Company's capital contribution under the agreement is 35.0 million Chinese Yuan Renminbi) in which the Company will receive a 3.5% equity interest in the investment. The Company’s ability to make its capital contribution is subject to Chinese laws which include restrictions on direct foreign investment. Accordingly, the Company may need to make the capital contribution through its Chinese subsidiary’s operations. The investment agreement has penalty clauses in the event the Company does not make its capital contribution in a timely manner. Due to delays in making its contribution the Company has accrued $0.4 million in penalties related to this agreement.
The Company has engaged in negotiations to spin out our Solos™ technology, along with our Whisper™ Audio Technology, to a group of employees and outside investors. If the transaction is completed, we expect to receive equity in the new company in exchange for the transfer of intellectual property, inventory and equipment. In addition, Kopin expects to maintain the right to utilize and sublicense the current Whisper Audio Technology, as well as future enhancements, for defense and enterprise applications. We anticipate this transaction will close by the end of the third quarter of 2019. This transaction is not expected to have a significant impact on our liquidity or capital resources.
The Company has incurred net losses of $35.8 million and net cash outflows from operations of $28.2 million for the fiscal year ended 2018. The Company incurred a net loss of $15.6 million for the six months ended June 29, 2019 and net cash outflows from operations of $11.4 million. In addition, the Company has experienced a significant decline in its cash and cash equivalents and marketable debt securities over the last several years, which was primarily a result of funding operating losses, of which a significant component relates to the Company’s ongoing investments in the research and development of Wearable products. The Company’s current financial condition, historical and current use of cash in operations, and limited liquidity resources raise substantial doubt regarding the Company’s ability to continue as a going concern.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
We invest our excess cash in high-quality U.S. government, government-backed (e.g., Fannie Mae, FDIC guaranteed bonds and certificates of deposit) and corporate debt instruments, which bear lower levels of relative risk. We believe that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations and cash flows should not be material to our cash flows or income. It is possible that interest rate movements would increase our unrealized gain or loss on debt securities. We are exposed to changes in foreign currency exchange rates primarily through our translation of our foreign subsidiaries' financial position, results of operations, and transaction gains and losses as a result of non-U.S. dollar denominated cash flows related to business activities in Europe, and remeasurement of U.S. dollars to the

British pound, the functional currency of our U.K. subsidiary. We are also exposed to the effects of exchange rates in the purchase of certain raw materials, which are in U.S. dollars, but the price of future purchases is subject to change based on the relationship of the Japanese yen to the U.S. dollar. We do not currently hedge our foreign currency exchange rate risk. We estimate that any market risk associated with our international operations or investments is unlikely to have a material adverse effect on our business, financial condition or results of operation. Our portfolio of marketable debt securities is subject to interest rate risk although our intent is to hold securities until maturity. The credit rating of our investments may be affected by the underlying financial health of the guarantors of our investments. We use silicon wafers but do not enter into forward or futures hedging contracts to mitigate against risks related to the price of silicon.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of June 29, 2019, the Company conducted an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 29, 2019, as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The term “disclosure controls and procedures” means controls and other procedures that are designed to ensure that information required to be disclosed by the Company in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the requisite time periods and that such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act are accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of June 29, 2019.

Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 29, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
BlueRadios, Inc. v. Kopin Corporation, Civil Action No. 16-02052-JLK (D. Col.):
On August 12, 2016, BlueRadios, Inc. ("BlueRadios") filed a complaint in the U.S. District Court for the District of Colorado, alleging that the Company breached a contract between it and BlueRadios concerning an alleged joint venture between the Company and BlueRadios to design, develop and commercialize micro-display products with embedded wireless technology referred to as “Golden-i” breached the covenant of good faith and fair dealing associated with that contract, breached its fiduciary duty to BlueRadios, and misappropriated trade secrets owned by BlueRadios in violation of Colorado law (C.R.S. § 7-74-104(4)) and the Defend Trade Secrets Act (18 U.S.C. § 1836(b)(1)). BlueRadios further alleges that the Company was unjustly enriched by its alleged misconduct, BlueRadios is entitled to an accounting to determine the amount of profits obtained by the Company as a result of its alleged misconduct, and the inventorship on at least ten patents or patent applications owned by the Company need to be corrected to list BlueRadios’ employees as inventors and thereby list BlueRadios as co-assignees of the patents. BlueRadios seeks monetary, declaratory, and injunctive relief, including for alleged non-payment of engineering retainer fees.
On October 11, 2016, the Company filed its Answer and Affirmative Defenses. The parties are in the midst of discovery, with the close of all discovery currently set for October 15, 2019. On July 30, 2019, the Court granted Kopin’s Motion for Partial Summary Judgment against claims for alleged non-payment of engineering retainer fees. A trial date has not yet been set by the Court as to BlueRadios’ remaining claims. The Company has not concluded a loss from this matter is probable; therefore, we have not recorded an accrual for litigation or claims related to this matter for the period ended June 29, 2019. The

Company will continue to evaluate information as it becomes known and will record an estimate for losses at the time or times when it is both probable that a loss has been incurred and the amount of the loss is reasonably estimable.

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
We did not sell any securities during the three months ended June 29, 2019 that were not registered under the Securities Act.

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

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 29, 2019 (Unaudited) and December 29, 2018, (ii) Condensed Consolidated Statements of Operations (Unaudited) for the three and six months ended June 29, 2019 and June 30, 2018, (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income (Unaudited) for the three and six months ended June 29, 2019 and June 30, 2018, (iv) Condensed Consolidated Statements of Stockholders’ Equity (Unaudited) for the six months ended June 29, 2019, (v) Condensed Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 29, 2019 and June 30, 2018, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KOPIN CORPORATION (Registrant)

Date:	August 8, 2019	By:	/S/ John C.C. Fan
John C.C. Fan
President, Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

Date:	August 8, 2019	By:	/S/ RICHARD A. SNEIDER
Richard A. Sneider
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)