Form 10-K/A
period 2018-12-29
KOPIN CORP
filed 2019-11-07
CIK 771266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K/A
Amendment No. 1

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
Securities registered pursuant to Section 12(b) of the Act:
None.
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and emerging growth company in Rule 12b-2 of the Exchange Act. (Check one):

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

EXPLANATORY NOTE

Kopin Corporation (the "Company" or "Kopin") is filing this Amendment No. 1 on Form 10-K/A (this "Form 10-K/A") to its Annual Report on Form 10-K for the fiscal year ended December 29, 2018, originally filed with the U.S. Securities and Exchange Commission (the "SEC") on March 14, 2019 (the "Original Form 10-K") to update the Report of Independent Registered Public Accounting Firm to indicate that the consolidated balance sheet as of December 30, 2017 was audited. The Report of Independent Registered Public Accounting Firm within the Original Form 10-K omitted that the consolidated balance sheet as of December 30, 2017 was audited.
In addition, the Company is correcting immaterial misstatements it has identified in its previously-issued consolidated financial statements and related financial information for the fiscal years ended December 29, 2018, December 30, 2017 and December 31, 2016. The following sections of this Form 10-K/A contain information that has been revised to reflect the corrections:
•Part I, Item 1A. Risk Factors
•Part II, Item 6. Selected Financial Data
•Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
•Part II, Item 8. Financial Statements and Supplementary Data
•Part II, Item 9A. Controls and Procedures
•Part IV, Item 15. Exhibits and Financial Statement Schedules
Lastly, due to a material weakness in our internal control over financial reporting identified as a result of the misstatements discussed above, the Company is amending Part II, Item 9A "Controls and Procedures" with respect to (a) the Company's conclusions regarding the effectiveness of (i) the Company's disclosure controls and procedures and (ii) our internal control over financial reporting, and (b) Deloitte & Touche LLP’s related attestation report on our internal control over financial reporting.
Except as described in this Explanatory Note, the information contained in the Original Form 10-K has not been revised to reflect any subsequent events.
Background
In 2018, the Company liquidated its Korean subsidiary, Kowon. At the time of liquidation the Company owned approximately 93% of the equity of Kowon. The liquidation event was triggered in 2018 by the Company’s decision to not reinvest the net assets generated from Kowon in Korea. Although the Company paid the proper amounts to the noncontrolling interest holder in 2017 and 2018 based on its ownership percentage, the Company has determined that the consolidated financial statements were incorrect because of two prior period errors impacting the amounts previously reported as noncontrolling interest as well as two errors made when recording the effects of the 2018 liquidation.
Effects of the Immaterial Misstatements
A summary of these errors and their impact on the consolidated financial statements are as follows:

1.
The Company improperly calculated the noncontrolling interest amount of Kowon when the Company made equity investments in years prior to 2015. The Company has corrected for this misstatement in the accompanying Consolidated Statements of Stockholders’ Equity, which resulted in a decrease to additional paid-in capital and an increase to noncontrolling interest of $1.2 million as of December 26, 2015. This correction impacted the respective equity categories in the accompanying Consolidated Statements of Stockholders’ Equity and Consolidated Balance Sheets for 2016, 2017 and 2018.

2.
In 2016, upon recognition of a gain on sale of Kowon assets, the Company did not properly allocate the portion of the gain attributable to the noncontrolling interest in the amount of $0.1 million. The Company has corrected for this misstatement in the accompanying 2016 Consolidated Statement of Operations, which consequently impacts the accompanying Consolidated Statements of Stockholders’ Equity by increasing accumulated deficit and increasing noncontrolling interest for $0.1 million as of December 31, 2016.

3.
In 2018, when the Company liquidated Kowon, it was carrying approximately $1.7 million in cumulative translation adjustments ("CTA") related to Kowon's net assets. Approximately $0.4 million of CTA was correctly reclassified into earnings in 2018, however, the remaining $1.3 million was incorrectly reclassified directly to noncontrolling interest to offset cumulative understatement in noncontrolling interest that resulted from the two prior period errors noted above. This caused the net loss in the accompanying 2018 Consolidated Statement of Operations to be overstated by $1.3 million, which the Company has corrected in the accompanying Consolidated Statements of Operations.

4.
In addition, in connection with the liquidation of Kowon, the Company understated its distribution to the noncontrolling interest holder in the accompanying 2018 Consolidated Statement of Cash Flows by less than $0.1 million, which the Company has corrected in the accompanying Consolidated Statements of Cash Flows.

Internal Control Considerations
On October 17, 2019, the Audit Committee of our Board of Directors (the “Audit Committee”) determined that it would be necessary for the Company to correct certain immaterial misstatements identified in its previously-issued consolidated financial statements. The Audit Committee made this determination following consultation with and upon the recommendation of management. Refer to "Part II. Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations" and Note 18. Correction of Previously Issued Financial Statements included in "Part IV. Item 15 - Exhibits and Financial Statement Schedules" for a more detailed description of the misstatements.
Notwithstanding the existence of the material weakness described in “Part II. Item 9A - Controls and Procedures,” we believe that the consolidated financial statements in this Form 10-K/A fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods, presented, in conformity with generally accepted accounting principles (“GAAP”).

Part I
Forward Looking Statements

This Annual Report on Form 10-K/A contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the safe harbor created by such sections. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “could,” “would,” “seeks,” “estimates,” and variations of such words and similar expressions, and the negatives thereof, are intended to identify such forward-looking statements. We caution readers not to place undue reliance on any such “forward-looking statements,” which speak only as of the date made, and advise readers that these forward-looking statements are not guarantees of future performance and involve certain risks, uncertainties, estimates, and assumptions by us that are difficult to predict. Various factors, some of which are beyond our control, could cause actual results to differ materially from those expressed in, or implied by, such forward-looking statements. All such forward-looking statements, whether written or oral, and whether made by us or on our behalf, are expressly qualified by these cautionary statements and any other cautionary statements which may accompany the forward-looking statements. In addition, we disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of this report, except as may otherwise be required by the federal securities laws.

We have identified the following important factors that could cause actual results to differ materially from those discussed in our forward-looking statements. Such factors may be in addition to the risks described in Part I, Item 1A. “Risk Factors;” Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations;” and other parts of this Form 10-K/A. These factors include: our ability to continue as a going concern; the material weakness management has identified in our internal control over financial reporting, its conclusion that our disclosure controls and procedures were not effective as of the fiscal year ended December 29, 2018, and our ability to remediate that material weakness; our ability to obtain raw materials and other goods as well as services from our suppliers as needed; our intent to continue focusing our development efforts on proprietary wearable computing systems; the potential for customers to choose our competitors as their supplier; our expectation that we will have negative cash flow from operating activities in 2019; our ability to prosecute and defend our proprietary technology aggressively or successfully; our ability to retain personnel with experience and expertise relevant to our business; our ability to invest in research and development to achieve profitability even during periods when we are not profitable; our ability to continue to introduce new products in our target markets; the degree to which our wearable technology is embraced by consumers and commercial users; our ability to develop and expand our wearable technologies and to market and license our concept systems and components; our ability to generate revenue growth and positive cash flow, and reach profitability; the strengthening of the U.S. dollar and its effects on the price of our products in foreign markets; the impact of new regulations and customer demands relating to conflict minerals; our ability to obtain a competitive advantage in the wearable technologies market through our extensive portfolio of patents, trade secrets and non-patented know-how; our ability to grow within our targeted markets; smartphone makers’ intent to create products that work as a complement to smartphones or that will eventually replace smartphones with more convenient configurations; the importance of small form factor displays in the development of military, consumer, and industrial products such as thermal weapon sights, safety equipment, virtual and augmented reality gaming, training and simulation products and metrology tools; our ability to successfully offer and market our SOLOS smart glasses directly via the Internet; our ability to offer Golden-i Infinity through value added resellers; the suitability of our properties for our needs for the foreseeable future; our expectation not to pay cash dividends for the foreseeable future and to retain earnings for the development of our businesses; our expectation that we will expend between $1.5 million and $2.0 million on capital expenditures over the next twelve months; if we do not soon achieve and maintain positive cash flow and profitability, our financial condition will ultimately be materially adversely affected, and we will be required to reduce expenses, including our investments in research and development or raise additional capital; our ability to support our operations and capital needs for at least the next twelve months through our available cash resources; our expectation that we will incur taxes based on our foreign operations in 2019; and our expectation that we will have a state tax provision in 2019.

Item 1A.	Risk Factors
Our management has identified a material weakness in our internal control over financial reporting and has concluded that, due to such material weakness, our disclosure controls and procedures were not effective as of the end of our most recent fiscal year, December 29, 2018. If not remediated, our failure to establish and maintain effective disclosure controls and procedures and internal control over financial reporting could result in material misstatements in our financial statements and a failure to meet our reporting and financial obligations, each of which could have a material adverse effect on our financial condition and the trading price of our common stock. As discussed in Item 9A. “Controls and Procedures” in this Form 10-K/A

, we have re-evaluated our internal control over financial reporting and our disclosure controls and procedures and concluded that they were not effective as of December 29, 2018 because of a material weakness. A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We are committed and are taking steps necessary to remediate the control deficiencies that constituted the material weakness by implementing changes to our internal control over financial reporting. We are in the process of designing and implementing measures to remediate the underlying causes of the control deficiencies that gave rise to the material weakness.
If our stock price continues to remain below $1.00, our common stock may be subject to delisting from The Nasdaq Stock Market. On October 9, 2019, we received a notice from The Nasdaq Stock Market ("Nasdaq") that the Company is not in compliance with Nasdaq's Listing Rule 5450(a)(1), as the minimum bid price of Kopin's common stock has been below $1.00 per share for 30 consecutive business days. The notification of noncompliance has no immediate effect on the listing or trading of Kopin's common stock on the Nasdaq Global Market under the symbol "KOPN." The Company has 180 calendar days, or until April 6, 2020, to achieve compliance with the minimum bid price requirement. To regain compliance, the minimum bid price of Kopin's common stock must meet or exceed $1.00 per share for a minimum ten consecutive business days during this 180-day grace period. The Company's failure to regain compliance during this period could result in delisting. Kopin is presently evaluating various courses of action to regain compliance. There can be no assurance that Kopin will be able to regain compliance with Nasdaq's rule or will otherwise be in compliance with other Nasdaq listing criteria.
We have experienced a history of losses, have a significant accumulated deficit, have had negative cash flow from operating activities in 2018, 2017, and 2016, and expect to have negative cash flow from operating activities in 2019. Since inception, we have incurred significant net operating losses. As of December 29, 2018, we had an accumulated deficit of $271.7 million. At December 29, 2018 and December 30, 2017, we had $37.2 million and $68.8 million of cash and cash equivalents and marketable securities, respectively. For the years 2018 and 2017, net cash used in operating activities was $28.1 million and $25.9 million, respectively. The decline in our cash and cash equivalents and marketable securities is primarily a result of funding our operating losses, of which a significant component is our investments in research and development for Wearable products. Our products are targeted towards the wearable market, which we believe is still developing and we cannot predict how long the wearable market will take to develop or if our products will be accepted. Accordingly, we plan to continue to invest in research and development even during periods when we are not profitable, which may result in our incurring losses from operations and negative cash flow. If we do not soon achieve and maintain positive cash flow and profitability, our financial condition will ultimately be materially and adversely affected, and we will be required to raise additional capital. We may not be able to raise any necessary capital on commercially reasonable terms or at all. If we fail to achieve or maintain profitability on a quarterly or annual basis within the timeframe expected by investors, the market price of our common stock may decline.

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

Part II

Item 6.	Selected Financial Data (As Revised)(1)
This information should be read in conjunction with our consolidated financial statements and notes thereto, and our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Form 10-K/A.

	Fiscal Year Ended
(in thousands, except per share data)	2018 (2)	2017	2016	2015	2014
Statement of Operations Data:
Total revenues	$24,465	$27,841	$22,643	$32,054	$31,808
Loss from operations	(39,967)	(30,298)	(20,473)	(25,237)	(28,429)
Total non-operating income (expense), net	5,514	1,955	571	10,416	(36)
Tax benefit (provision)	(30)	2,963	(3,130)	25	180
Net loss	(34,482)	(25,380)	(23,031)	(14,843)	(28,671)
Net loss attributable to the controlling interest	(34,534)	(25,240)	(23,569)	(14,693)	(28,212)
Basic and diluted loss per share attributable to Kopin Corporation common stockholders	$(0.47)	$(0.36)	$(0.37)	$(0.23)	$(0.45)
Weighted average basic and diluted common shares outstanding	73,157	69,915	64,046	63,466	62,639

	Fiscal Year Ended
(in thousands)	2018 (2)	2017	2016	2015	2014
Balance Sheet Data:
Cash and cash equivalents and marketable debt securities	$37,244	$68,756	$77,198	$80,711	$90,859
Working capital	39,037	67,636	70,028	89,879	86,682
Total assets	59,549	91,322	87,832	106,060	122,941
Long-term obligations	1,469	1,839	247	298	311
Total stockholders’ equity	$47,862	$77,380	$72,742	$93,539	$109,847

(1)	For discussion of the correcting adjustments, see Note 18 - Correction of Previously Issued Financial Statements.

(2)
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

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (As Revised)
Overview
The following discussion should be read in conjunction with our consolidated financial statements and notes to those statements and other financial information appearing elsewhere in this Form 10-K/A. The following discussion contains forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a number of factors, including the risks discussed in Item 1A “Risk Factors,” and elsewhere in this Form 10-K/A. Please refer to our cautionary note on Forward Looking Statements on page 3 of this Form 10-K/A.
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
We adopted the Financial Accounting Standards Board’s ("FASB") Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606) effective December 31, 2017 (the first day of our fiscal year 2018) and applied the modified retrospective method. Our results for reporting periods beginning after December 31, 2017 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting policies ASC 605. We believe the following critical accounting policies are most affected by our more significant judgments and estimates used in the preparation of our consolidated financial statements:
Revenue Recognition
Substantially all of our product revenues are either derived from the sales of components for use in military applications or our wearable technology components that can be integrated to create industrial and consumer headset systems. We also have development contracts for the design, manufacture and modification of products for the U.S. government or a prime contractor for the U.S. government or for a customer that sells into the industrial or consumer markets. The Company's contracts with the U.S. government are typically subject to the Federal Acquisition Regulations ("FAR") and are priced based on estimated or actual costs of producing goods. The FAR provides guidance on the types of costs that are allowable in establishing prices for goods provided under U.S. government contracts. The pricing for non-U.S. government contracts is based on the specific negotiations with each customer.
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
To determine the proper revenue recognition method for contracts with the same customer, we evaluate whether two or more contracts should be combined and accounted for as one single contract and whether the combined or single contract should be accounted for as more than one performance obligation. For most of our development contracts and contracts with the U.S. government, the customer contracts with us to provide a significant service of integrating a set of components into a single unit. Hence, the entire contract is accounted for as one performance obligation. Less frequently, however, we may promise to provide distinct goods or services within a contract in which case we separate the contract into more than one performance obligation. If a contract is separated into more than one performance obligation, we allocate the total transaction price to each performance obligation in an amount based on the estimated relative standalone selling prices of the promised goods or services underlying each performance obligation. In cases where we sell standard products, the observable standalone sales are used to determine the standalone selling price.
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
On December 22, 2017, the President signed the Tax Cuts and Jobs Act of 2017 (2017 Act) which enacted a wide range of changes to the U.S. corporate income tax system. The 2017 Act reduced the U.S. corporate statutory federal tax rate to 21% effective in 2018, eliminated the domestic manufacturing deduction benefit and introduced other tax base broadening measures, changed rules for expensing and capitalizing business expenditures, established a territorial tax system for foreign earnings as well as a minimum tax on certain foreign earnings, provided for a one-time transition tax on previously undistributed foreign earnings, and introduced new rules for the treatment of certain foreign income. Also on December 22, 2017, the SEC issued Staff Accounting Bulletin No. 118 ("SAB 118"), which provided companies with additional guidance on how to account for the 2017 Act in their financial statements, allowing companies to use a measurement period. As of December 30, 2017, we made a reasonable estimate of the effects on our existing deferred tax balances and the one-time transition tax on previously undistributed foreign earnings and the Company did not recognize any provisional amounts in the (benefit) provision for income taxes in accordance with SAB 118. As of December 29, 2018, we had finalized our provisional estimates for the remeasurement of our existing U.S. deferred tax balances and the one-time transition tax and did not recognize amounts in the (benefit) provision for income taxes. Please see the “Notes to Consolidated Financial Statements” for additional information.
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
We offer microdisplays, optical lenses, ASICs, backlights, and Whisper™ audio chips for use in consumer, enterprise and public safety products and systems which are targeted at augmented and virtual reality markets, among other areas. We refer to the sale of microdisplays, optical lenses, ASICs, backlights, and Whisper™ audio chips as our component sales. We also offer head mounted, voice and gesture controlled, hands-free headset system designs that include our components and software for consumer and enterprise applications. The software technology includes but is not limited to voice and gesture control, noise cancellation, and operating systems. We refer to our components and system designs as Kopin Wearable technologies. Our strategy is to sell the components individually or license the headset system designs and sell the various components included in the reference design as part of a supply agreement. Some of the technologies included in our concept systems are components and software that we license from other companies. We believe our ability to develop and expand Kopin Wearable technologies and to market and license our concept systems and components will be critical for us to achieve revenue growth, positive cash flow and profitability. The markets Kopin Wearable technologies can already be used in have a number of existing product offerings such as ruggedized laptop computers and tablets and virtual reality headsets offered by companies such as Samsung, Sony and Oculus. The companies that offer these products are significantly larger than we are.
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
Fiscal Year 2018 Compared to Fiscal Year 2017
Sales of our products for Military applications include systems used by the military both in the field and for training and simulation. Sales of our products for Military applications may be for a one-time purchase order or for programs that run for several years. The decrease in sales of products for Military applications in 2018 compared to 2017 was primarily due to the completion of military programs at our subsidiary NVIS in 2017.
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
Historically, we have recognized revenue in the period when we have shipped units of products. For the fiscal year 2018, we adopted Topic 606 and certain revenues are being recorded on the percentage of completion method using a cost-to-cost approach. Prior to the adoption of Topic 606, we believe we would have recorded approximately $4.1 million as revenue in 2018 and future years, however, with our adoption of Topic 606 the approximately $4.1 million was recognized as part of the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings. The comparative information has not been revised and continues to be reported under the accounting standards in effect for those periods. The Company expects the impact of the adoption of the new standard to be material to the Company's revenues on an ongoing basis.
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
Fiscal Year 2018 Compared to Fiscal Year 2017
Cost of product revenues increased as a percentage of revenues in 2018 as compared to 2017 because of a decline in sales of our military products, which have higher gross margins than the average gross margin of our other products sold during the same period in 2017.
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

Total Other Income (Expense), Net. Other income (expense), net, is primarily composed of interest income, foreign currency transaction, remeasurement gains and losses incurred by our Korean and UK-based subsidiaries and other non-operating income items. Other income (expense), net, for the fiscal years 2018, 2017 and 2016 were as follows:

	2018	2017	2016
(In thousands)	As Revised (1)
Total other income (expense), net	$5,514	$1,955	$571

1.	For discussion of the correcting adjustments, see Note 18 - Correction of Previously Issued Financial Statements
Fiscal Year 2018 Compared to Fiscal Year 2017
In 2018 we recorded $1.2 million of foreign currency gains compared to $1.0 million of foreign currency losses recorded in 2017. In 2018, we recorded a non-cash $2.8 million gain on equity investments. In 2018, the Company received $1.0 million of insurance proceeds related to the embezzlement at our Korean subsidiary. In 2017, we recorded a non-cash $2.0 million gain on the fair value adjustment of a warrant we received as part of a license of our technology.
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
Net (income) loss attributable to noncontrolling interest.    As of December 29, 2018, we owned 80% of the equity of eMDT. Net loss attributable to noncontrolling interest on our consolidated statement of operations represents the portion of the results of operations of our majority owned subsidiaries which is allocated to the shareholders of the equity interests not owned by us. The change in net (income) loss attributable to noncontrolling interest in 2017 compared to 2016 is the result of the change in the results of operations of Kowon and eMDT. The change in net (income) loss attributable to noncontrolling interest in 2016 compared to 2015 is the result of the change in the results of operations of Kowon and eMDT and for the period of time during 2015 when we owned 58% of Kopin Software Ltd.
Liquidity and Capital Resources
At December 29, 2018 and December 30, 2017, we had cash and cash equivalents and marketable securities of $37.2 million and working capital of $39.0 million compared to $68.8 million and $67.6 million, respectively. The change in cash and cash equivalents and marketable securities was primarily due to net outflow of cash used in operating activities of $28.1 million, which was partially offset by net inflow of cash provided by investing activities of $18.8 million.
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
The Company has incurred net losses of $34.5 million, $25.4 million and $23.0 million for the fiscal years ended 2018, 2017 and 2016, respectively, and net cash outflows from operations of $28.1 million, $25.9 million and $26.2 million for the fiscal years ended 2018, 2017 and 2016, respectively. In addition, the Company has continued to experience a significant decline in its cash and cash equivalents and marketable debt securities, which was primarily a result of funding operating losses, of which a significant component relates to the Company’s ongoing investments in the research and development of Wearable products. These negative financial conditions raise substantial doubt regarding the Company’s ability to continue as a going concern.
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

Item 8.	Financial Statements and Supplementary Data
The financial statements required by this Item are included in this Report on pages 29 through 64. Reference is made to Item 15 of this Report.

Item 9A.	Controls and Procedures (As Revised)

Correction of Previously Issued Financial Statements
On October 17, 2019, the Audit Committee of our Board of Directors (the “Audit Committee”) determined that it would be necessary for the Company to correct certain immaterial misstatements identified in its previously-issued consolidated financial statements. The Audit Committee made this determination following consultation with and upon the recommendation of management. Refer to "Part II. Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations" and Note 18. Correction of Previously Issued Financial Statements included in "Part IV. Item 15 - Exhibits and Financial Statement Schedules" for a more detailed description of the misstatements.
Notwithstanding the existence of the material weakness described below, we believe that the revised consolidated financial statements in this Form 10-K/A fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods, presented, in conformity with generally accepted accounting principles (“GAAP”).

Evaluation of Disclosure Controls and Procedures (as revised)
In connection with filing the Original Form 10-K, management, under the supervision of and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by our Annual Report on Form 10-K for the fiscal year ended December 29, 2018. Based on such evaluation as of March 13, 2019, management concluded that, as of the end of such period, our disclosure controls and procedures were effective.
Subsequent to that evaluation, in connection with the correction of certain immaterial misstatements identified in its previously-issued consolidated financial statements for the fiscal year ended December 29, 2018, management reevaluated the effectiveness of our disclosure controls and procedures as of December 29, 2018 and concluded that because of the material weakness identified in our internal control over financial reporting discussed below, our disclosure controls and procedures were not effective as of December 29, 2018.

Management's Annual Report on Internal Control Over Financial Reporting (as revised)
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the Company’s Board of Directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and include those policies and procedures that:

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
Under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our internal control over financial reporting as of December 29, 2018, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on that evaluation as of March 13, 2019, our management concluded that, as of December 29, 2018, internal control over financial reporting was effective based on criteria established in Internal Control-Integrated Framework issued by the COSO.
Subsequent to that evaluation, in connection with the correction of certain immaterial misstatements identified in its previously-issued consolidated financial statements for the fiscal year ended December 29, 2018, management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, reevaluated the effectiveness of our internal control over financial reporting based on the criteria established by the COSO. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of December 29, 2018 because of a material weakness. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.
Management identified a material weakness in internal control over financial reporting as of December 29, 2018. We did not design and maintain effective controls related to management’s monitoring and oversight of accounting for non-routine transactions. Specifically, our internal controls were not designed effectively to ensure appropriate and timely evaluation of the accounting impact for non-routine transactions, including the accounting for non-controlling interest and other investments.
Our independent registered public accounting firm, Deloitte & Touche LLP, has reissued their report on our internal controls over financial reporting. Deloitte’s reissued report appears on page 27.

Changes in Internal Control Over Financial Reporting
Except for the material weakness discussed above in this Item 9A that has been assessed as a material weakness as of December 29, 2018, there were no other changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter ended December 29, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Plan to Remediate the Material Weakness
We are committed and are taking steps necessary to remediate the control deficiencies that constituted the above material weakness by implementing changes to our internal control over financial reporting. We are in the process of designing and implementing measures to remediate the underlying causes of the control deficiencies that gave rise to the material weakness. In addition, we are providing in-house accounting personnel training to ensure that they have the relevant expertise related to the monitoring and oversight of accounting for non-routine transactions. We will continue to monitor the effectiveness of these controls and will make any further changes management determines appropriate.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Kopin Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Kopin Corporation and subsidiaries (the “Company”) as of December 29, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weakness identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 29, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

In our report dated March 13, 2019, we expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting. As described below, a material weakness was subsequently identified as a result of the correction of the previously issued financial statements. Accordingly, management has revised its assessment about the effectiveness of the Company’s internal control over financial reporting and our present opinion on the effectiveness of the Company’s internal control over financial reporting as of December 29, 2018, as expressed herein, is different from that expressed in our previous report.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 29, 2018, of the Company and our report dated March 13, 2019 (November 7, 2019, as to the effects of the errors discussed in Note 18 to the financial statements), expressed an unqualified opinion on those financial statements and included explanatory paragraphs relating to going concern and the Company’s adoption of a new accounting standard.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting (as revised). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Material Weakness

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment: The Company did not design and maintain effective controls related to management’s monitoring and oversight of accounting for non-routine transactions. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 29, 2018 of the Company, and this report does not affect our report on such financial statements.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

March 13, 2019 (November 7, 2019, as to the effects of the material weakness described in Management’s Annual Report on Internal Control over Financial Reporting (as revised)).

Part IV

Item 15.	Exhibits and Financial Statement Schedules
(1) Consolidated Financial Statements (As Revised)1:

1.	The consolidated financial statements have been revised to correct the misstatements described in Note 18 - Correction of Previously Issued Financial Statements.

(2) Financial Statement Schedules:
Financial Statement Schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the accompanying Consolidated Financial Statements or notes thereto.

(3) Exhibits:
The exhibits filed as part of this Form 10-K/A are listed on the exhibit index immediately preceding such exhibits, and is incorporated herein by reference.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Kopin Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Kopin Corporation and subsidiaries (the “Company”) as of December 29, 2018 and December 30, 2017, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows, for each of the three years in the period ended December 29, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 29, 2018 and December 30, 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 29, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 29, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2019 (November 7, 2019, as to the effects of the material weakness described in Management’s Annual Report on Internal Control Over Financial Reporting (as revised)), which report expressed an adverse opinion on the Company’s internal control over financial reporting because of a material weakness.

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

Change in Accounting Principle

As discussed in Note 1 to the financial statements, the Company adopted Accounting Standards Codification (ASC) Topic 606, “Revenue from Contracts with Customers,” using the modified retrospective adoption method on December 31, 2017.

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

/s/ Deloitte & Touche LLP

Boston, Massachusetts

March 13, 2019 (November 7, 2019, as to the effects of the errors discussed in Note 18 to the financial statements)

We have served as the Company's auditor since at least 1987; however, an earlier year could not be reliably determined.

KOPIN CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 29, 2018	December 30, 2017
	(As Revised)[1]	(As Revised)[1]
ASSETS
Current assets:
Cash and cash equivalents	$14,326,347	$24,848,227
Marketable debt securities, at fair value	22,918,016	43,907,457
Accounts receivable, net of allowance of $304,000 and $149,000 in 2018 and 2017, respectively	3,088,360	3,955,123
Contract assets and unbilled receivables	3,089,663	704,863
Inventory	4,797,238	5,080,797
Prepaid taxes	399,611	264,352
Prepaid expenses and other current assets	784,790	978,677
Total current assets	49,404,025	79,739,496
Property, plant and equipment, net	2,598,842	5,077,043
Goodwill	331,344	1,780,247
Intangibles	—	883,636
Other assets	1,649,401	3,842,068
Equity investments	5,565,499	—
Total assets	$59,549,111	$91,322,490
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,921,880	$4,918,605
Accrued payroll and expenses	3,038,005	1,636,512
Accrued warranty	571,000	649,000
Contract liabilities and billings in excess of revenue earned	388,933	896,479
Other accrued liabilities	1,901,547	2,066,025
Income tax payable	—	1,416,892
Deferred tax liabilities	546,000	520,000
Total current liabilities	10,367,365	12,103,513
Contract liabilities, noncurrent	17,294	374,171
Asset retirement obligations	254,098	269,877
Other long-term liabilities	1,197,533	1,195,082
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, par value $.01 per share: authorized, 3,000 shares; none issued	—	—
Common stock, par value $.01 per share: authorized, 120,000,000 shares; issued 80,735,320 shares in 2018 and 80,201,313 shares in 2017; outstanding 74,008,815 in 2018 and 73,058,783 in 2017, respectively	785,220	775,720
Additional paid-in capital	334,491,397	329,917,858
Treasury stock (4,513,256 shares in 2018 and 2017, at cost)	(17,238,669)	(17,238,669)
Accumulated other comprehensive income	1,554,587	3,564,779
Accumulated deficit	(271,730,661)	(240,256,502)
Total Kopin Corporation stockholders’ equity	47,861,874	76,763,186
Noncontrolling interest	(149,053)	616,661
Total stockholders’ equity	47,712,821	77,379,847
Total liabilities and stockholders’ equity	$59,549,111	$91,322,490

1.	For discussion of the correcting adjustments, see Note 18 - Correction of Previously Issued Financial Statements
See Accompanying Notes to Consolidated Financial Statements.

KOPIN CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	2018	2017	2016
Fiscal year ended	(As Revised)[1]		(As Revised)[1]
Revenues:
Net product revenues	$19,211,115	$24,894,805	$21,115,125
Research and development and other revenues	5,253,890	2,946,685	1,527,441
Total revenue	24,465,005	27,841,490	22,642,566
Expenses:
Cost of product revenues	15,831,441	18,118,418	17,814,271
Research and development-funded programs	4,892,066	3,364,658	786,867
Research and development-internal	12,553,237	15,515,057	15,252,794
Selling, general and administrative	27,210,849	20,541,244	16,961,773
Impairment of goodwill	1,417,470	600,086	—
Impairment of assets	2,526,669	—	—
Gain on sale of property, plant and equipment	—	—	(7,700,522)
Total operating expenses	64,431,732	58,139,463	43,115,183
Loss from operations	(39,966,727)	(30,297,973)	(20,472,617)
Non-operating income (expense), net:
Interest income	640,059	775,626	658,384
Other income (expense), net	855,106	247,291	(448,581)
Foreign currency transaction gains (losses)	1,169,254	(1,068,059)	(672,727)
Gain on investments	2,849,816	2,000,000	1,034,396
Total non-operating income	5,514,235	1,954,858	571,472
Loss before benefit (provision) for income taxes and net loss (income) of noncontrolling interest	(34,452,492)	(28,343,115)	(19,901,145)
Tax (provision) benefit	(30,000)	2,963,000	(3,130,000)
Net loss	(34,482,492)	(25,380,115)	(23,031,145)
Net (income) loss attributable to the noncontrolling interest	(51,050)	139,633	(537,572)
Net loss attributable to Kopin Corporation	$(34,533,542)	$(25,240,482)	$(23,568,717)
Net loss per share:
Basic and diluted	$(0.47)	$(0.36)	$(0.37)
Weighted average number of common shares outstanding:
Basic and diluted	73,156,545	69,914,956	64,045,675

1.	For discussion of the correcting adjustments, see Note 18 - Correction of Previously Issued Financial Statements

See Accompanying Notes to Consolidated Financial Statements.

KOPIN CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	2018	2017	2016
Fiscal year ended	(As Revised)[1]		(As Revised)[1]
Net loss	$(34,482,492)	$(25,380,115)	$(23,031,145)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(1,912,427)	1,921,655	809,099
Unrealized holding (loss) gain on marketable securities	(264,949)	148,520	33,464
Reclassifications of gain (loss) in net loss	49,525	(6,376)	(48,284)
Other comprehensive (loss) income, net of tax	(2,127,851)	2,063,799	794,279
Comprehensive loss	(36,610,343)	(23,316,316)	(22,236,866)
Comprehensive loss (income) attributable to the noncontrolling interest	66,609	69,642	(532,654)
Comprehensive loss attributable to Kopin Corporation	$(36,543,734)	$(23,246,674)	$(22,769,520)

1.	For discussion of the correcting adjustments, see Note 18 - Correction of Previously Issued Financial Statements

See Accompanying Notes to Consolidated Financial Statements.

KOPIN CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (As Revised) 1

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Kopin Corporation Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance at December 26, 2015	76,079,643	$760,797	$325,357,045	$(42,741,551)	$771,774	$(190,608,671)	$93,539,394	$945,386	$94,484,780
Vesting of restricted stock	736,842	7,368	(7,368)	—	—	—	—	—	—
Stock-based compensation expense	—	—	2,482,326	—	—	—	2,482,326	—	2,482,326
Other comprehensive income (loss)	—	—	—	—	799,197	—	799,197	(4,918)	794,279
Restricted stock for tax withholding obligations	(175,542)	(1,756)	(508,841)	—	—	—	(510,597)	—	(510,597)
Net (loss) income	—	—	—	—	—	(23,568,717)	(23,568,717)	537,572	(23,031,145)
Balance at December 31, 2016	76,640,943	766,409	327,323,162	(42,741,551)	1,570,971	(214,177,388)	72,741,603	1,478,040	74,219,643
Vesting of restricted stock	1,170,847	11,708	(11,708)	—	—	—	—	—	—
Stock-based compensation expense	—	—	3,375,330	—	—	—	3,375,330	—	3,375,330
Other comprehensive income	—	—	—	—	1,993,808	—	1,993,808	69,991	2,063,799
Restricted stock for tax withholding obligations	(239,752)	(2,397)	(768,926)	—	—	—	(771,323)	—	(771,323)
Distribution to noncontrolling interest holder	—	—	—	—	—	—	—	(791,737)	(791,737)
Sale of unregistered stock	—	—	—	25,502,882	—	(838,632)	24,664,250	—	24,664,250
Net loss	—	—	—	—	—	(25,240,482)	(25,240,482)	(139,633)	(25,380,115)
Balance at December 30, 2017	77,572,038	775,720	329,917,858	(17,238,669)	3,564,779	(240,256,502)	76,763,186	616,661	77,379,847
Vesting of restricted stock	1,093,000	10,930	(10,930)	—	—	—	—	—	—
Stock-based compensation expense	—	—	4,791,054	—	—	—	4,791,054	—	4,791,054
Other comprehensive loss	—	—	—	—	(2,010,192)	—	(2,010,192)	(117,659)	(2,127,851)
Restricted stock for tax withholding obligations	(142,972)	(1,430)	(206,585)	—	—	—	(208,015)	—	(208,015)
Distribution to noncontrolling interest holder	—	—	—	—	—	—	—	(699,105)	(699,105)
Adoption of accounting standard (Note 1)	—	—	—	—	—	3,059,383	3,059,383	—	3,059,383
Net (loss) income	—	—	—	—	—	(34,533,542)	(34,533,542)	51,050	(34,482,492)
Balance at December 29, 2018	78,522,066	$785,220	$334,491,397	$(17,238,669)	$1,554,587	$(271,730,661)	$47,861,874	$(149,053)	$47,712,821

1.	For discussion of the correcting adjustments, see Note 18 - Correction of Previously Issued Financial Statements

See Accompanying Notes to Consolidated Financial Statements.

KOPIN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	2018	2017	2016
Fiscal year ended	(As Revised)[1]
Cash flows from operating activities:
Net loss	$(34,482,492)	$(25,380,115)	$(23,031,145)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,958,680	2,501,891	993,621
Accretion of premium or discount on marketable debt securities	15,948	41,364	130,032
Stock-based compensation	4,791,054	2,296,131	2,425,326
Net gain on investment transactions	(2,849,816)	(2,000,000)	(1,034,396)
Deferred income taxes	4,185	(2,421,040)	1,451,858
Foreign currency (gains) losses	(1,096,487)	893,260	711,356
Loss (gain) on sale of property and plant	51,159	—	(7,700,522)
Impairment of assets	2,526,669	—	—
Impairment of goodwill	1,417,470	600,086	—
Change in allowance for bad debt	(155,000)	13,000	(17,000)
Other non-cash items	832,615	654,694	677,330
Change in warranty reserves	(79,633)	142,328	—
Changes in assets and liabilities:
Accounts receivable	853,163	(2,376,593)	(39,629)
Contract assets and unbilled receivables	865,474	—	—
Inventory	(1,656,196)	(1,633,027)	(1,527,602)
Prepaid expenses, other current assets and other assets	113,015	(1,084,146)	48,295
Accounts payable and accrued expenses	(1,208,848)	1,924,751	1,163,586
Billings in excess of revenue earned	(4,742)	(85,282)	(425,805)
Net cash used in operating activities	(28,103,782)	(25,912,698)	(26,174,695)
Cash flows from investing activities:
Proceeds from sale of marketable debt securities	26,646,078	37,536,004	50,835,253
Purchase of marketable debt securities	(5,697,329)	(19,633,903)	(51,828,988)
Proceeds from sale of investments	—	—	1,034,396
Cash paid for acquisition, net of cash acquired	(1,000,000)	(3,690,047)	—
Proceeds from sale of III-V product line	—	—	15,000,000
Proceeds from sale of property and plant	—	—	8,106,819
Other assets	(8,373)	(140,860)	80,793
Capital expenditures	(1,183,131)	(2,794,467)	(394,897)
Net cash provided by investing activities	18,757,245	11,276,727	22,833,376
Cash flows from financing activities:
Sale of unregistered stock	—	24,664,250	—
Settlements of restricted stock for tax withholding obligations	(208,015)	(771,323)	(510,597)
Distribution to noncontrolling interest holder	(699,105)	(791,737)	—
Net cash (used in) provided by financing activities	(907,120)	23,101,190	(510,597)
Effect of exchange rate changes on cash	(268,223)	560,513	(93,478)
Net (decrease) increase in cash and cash equivalents	(10,521,880)	9,025,732	(3,945,394)
Cash and cash equivalents at beginning of year	24,848,227	15,822,495	19,767,889
Cash and cash equivalents at end of year	$14,326,347	$24,848,227	$15,822,495
Supplemental disclosure of cash flow information:
Income taxes paid	$1,374,000	$281,000	$723,000
Construction in progress included in accrued expenses	—	212,000	—

1.	For discussion of the correcting adjustments, see Note 18 - Correction of Previously Issued Financial Statements

See Accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.    Summary of Significant Accounting Policies (As Revised)
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
Going Concern
The Company has incurred net losses of $34.5 million, $25.4 million and $23.0 million for the fiscal years ended 2018, 2017 and 2016, respectively, and net cash outflows from operations of $28.1 million, $25.9 million and $26.2 million for the fiscal years ended 2018, 2017 and 2016, respectively. In addition, the Company has continued to experience a significant decline in its cash and cash equivalents and marketable debt securities, which was primarily a result of funding operating losses, of which a significant component relates to the Company’s ongoing investments in the research and development of Wearable products. These negative financial conditions raise substantial doubt regarding the Company’s ability to continue as a going concern.
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
Revenue Recognition - 2018
The Company adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) effective December 31, 2017 and applied the modified retrospective method. The Company recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of accumulated deficit. The comparative information has not been revised and continues to be reported under the accounting standards in effect for those periods. The Company expects the impact of the adoption of the new standard to be material to the Company's results of operations on an ongoing basis. Significant changes to the Company's accounting policies as a result of adopting Topic 606 are discussed below.
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
The cumulative effect of the changes made to the Company's consolidated December 31, 2017 balance sheet for the adoption of ASU 2014-09, Revenue from Contracts with Customers (Topic 606) was as follows:

Balance Sheet	Balance at December 30, 2017	Adjustments due to Topic 606	Balance at December 31, 2017
Assets
Contract assets and unbilled receivables	$704,863	$2,850,274	$3,555,137
Inventory	5,080,797	(1,082,629)	3,998,168
Other assets	3,842,068	400,000	4,242,068

Liabilities
Contract liabilities and billings in excess of revenue earned	1,555,883	(891,737)	664,146

Stockholders’ equity
Accumulated Deficit[1]	$(240,256,502)	$3,059,383	$(237,197,119)

1.	For discussion of the correcting adjustments, see Note 18 - Correction of Previously Issued Financial Statements
In accordance with the new revenue standard requirements, the impact of adoption on the Company's consolidated statement of operations for the fiscal year 2018 was as follows:

Statement of Operations	As Reported	Balances Without Adoption of Topic 606	Effect of Change Higher/(Lower)
Net product revenues	$19,211,115	$19,726,901	$(515,786)
Research and development and other revenues	5,253,890	5,600,066	(346,176)
Cost of product revenues	15,831,441	16,809,343	(977,902)
Net loss attributable to Kopin Corporation	$(34,533,542)	$(34,649,482)	$115,940

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

14.    Segments and Disaggregation of Revenue (As Revised)
The Company’s chief operating decision maker is its Chief Executive Officer. The Company has determined it has two reportable segments, Industrial, which includes the operations that develop and manufacture its reflective display products and virtual reality systems for test and simulation products, and Kopin, which includes the operations that develop and manufacture its other products.
As noted in Note 1. Summary of Significant Accounting Policies, effective December 31, 2017, the Company adopted Topic 606 using the modified retrospective method. The comparative information has not been revised and continues to be reported under the accounting standards in effect for those periods.
Segment financial results were as follows:

Total Revenue (in thousands)	2018	2017	2016
Kopin	$16,981	$15,942	$18,733
Industrial	9,116	13,585	3,909
Eliminations	(1,631)	(1,685)	—
Total	$24,465	$27,841	$22,643

Total Intersegment Revenue (in thousands)	2018	2017	2016
Kopin	$—	$—	$—
Industrial	1,631	1,685	—
Total	$1,631	$1,685	$—

	2018	2017	2016
Net Loss Attributable to the Controlling Interest (in thousands)	(As Revised)[1]		(As Revised)[1]
Kopin	$(33,768)	$(26,153)	$(22,757)
Industrial	(766)	1,277	(812)
Eliminations	—	(364)	—
Total	$(34,534)	$(25,240)	$(23,569)

Intersegment Loss Attributable to the Controlling Interest (in thousands)	2018	2017	2016
Kopin	$—	$—	$—
Industrial	—	364	—
Total	$—	$364	$—

Total Assets (in thousands)		2018	2017
Kopin		$50,995	$82,707
Industrial		8,554	8,615
Total		$59,549	$91,322

1.	For discussion of the correcting adjustments, see Note 18 - Correction of Previously Issued Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Total long-live assets by country at December 29, 2018 and December 30, 2017 were:

Total Long-lived Assets (in thousands)	2018	2017
U.S.	$2,101	$2,456
United Kingdom	197	192
China	251	338
Japan	50	206
Korea	—	1,885
Total	$2,599	$5,077

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

15.    Selected Quarterly Financial Information (Unaudited) (As Revised)
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
Quarterly Periods During Fiscal Year Ended December 29, 2018:

(in thousands, except per share data)	Three months ended March 31, 2018 (3)	Three months ended June 30, 2018	Three months ended September 29, 2018	Three months ended December 29, 2018 (4)
Total revenue	$5,654	$5,944	$5,126	$7,741
Gross profit (2)	983	974	(16)	1,439
Loss from operations	(9,792)	(8,992)	(10,299)	(10,884)
Net loss attributable to the controlling interest	(5,536)	(9,241)	(9,791)	(9,966)
Net loss per share (1):
Basic and diluted	$(0.08)	$(0.13)	$(0.13)	$(0.14)
Weighted average number of common shares outstanding:
Basic and diluted	73,078	73,095	73,135	73,317

(1)	Net loss per share is computed independently for each of the quarters presented; accordingly, the sum of the quarterly net income per share may not equal the total computed for the year.

(2)	Gross profit is defined as net product revenues less cost of product revenues.

(3)	Includes $2.9 million impact on net gain attributable to Kopin Corporation relating to the gain on an equity investment for the three month period ended March 31, 2018.

(4)	Includes $1.3 million impact from correction adjustments. For discussion of the correcting adjustments, see Note 18 - Correction of Previously Issued Financial Statements.

Quarterly Periods During Fiscal Year Ended December 30, 2017:

(in thousands, except per share data)	Three months ended April 1, 2017	Three months ended July 1, 2017	Three months ended September 30, 2017	Three months ended December 30, 2017 (3)
Total revenue	$4,378	$5,927	$6,139	$11,397
Gross profit (2)	816	862	1,444	3,654
Loss from operations	(8,663)	(8,068)	(8,605)	(4,962)
Net loss attributable to the controlling interest	(7,858)	(7,332)	(8,247)	(1,803)
Net loss per share (1):
Basic and diluted	$(0.12)	$(0.10)	$(0.11)	$(0.02)
Weighted average number of common shares outstanding:
Basic and diluted	64,539	70,627	72,188	72,349

(1)	Net loss per share is computed independently for each of the quarters presented; accordingly, the sum of the quarterly net income per share may not equal the total computed for the year.

(2)	Gross profit is defined as net product revenues less cost of product revenues.

(3)	Includes $1.7 million impact on net gain attributable to Kopin Corporation relating to the gain on a warrant for the three month period ended December 30, 2017.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

18.    Correction of Previously Issued Financial Statements
Subsequent to filing its Original Form 10-K, the Company identified that its consolidated financial statements were incorrect because of certain errors impacting noncontrolling interest in connection with its Korean subsidiary Kowon. Accordingly, the accompanying consolidated financial statements as of December 29, 2018 and for the three years in the period ended December 29, 2018, have been revised to correct these errors. A summary of these errors and their impact on the consolidated financial statements are as follows:

1.
The Company improperly calculated the noncontrolling interest amount of Kowon when the Company made equity investments in years prior to 2015. The Company has corrected for this misstatement in the accompanying Consolidated Statements of Stockholders’ Equity, which resulted in a decrease to additional paid-in capital and an increase to noncontrolling interest of $1.2 million as of December 26, 2015. This correction impacted the respective equity categories in the accompanying Consolidated Statements of Stockholders’ Equity and Consolidated Balance Sheets for 2016, 2017 and 2018.

2.
In 2016, upon recognition of a gain on sale of Kowon assets, the Company did not properly allocate the portion of the gain attributable to the noncontrolling interest in the amount of $0.1 million. The Company has corrected for this misstatement in the accompanying 2016 Consolidated Statement of Operations, which consequently impacts the accompanying Consolidated Statements of Stockholders’ Equity by increasing accumulated deficit and increasing noncontrolling interest for $0.1 million as of December 31, 2016.

3.
In 2018, when the Company liquidated Kowon, it was carrying approximately $1.7 million in cumulative translation adjustments ("CTA") related to Kowon's net assets. Approximately $0.4 million of CTA was correctly reclassified into earnings in 2018, however, the remaining $1.3 million was incorrectly reclassified directly to noncontrolling interest to offset cumulative understatement in noncontrolling interest that resulted from the two prior period errors noted above. This caused the net loss in the accompanying 2018 Consolidated Statement of Operations to be overstated by $1.3 million, which the Company has corrected in the accompanying Consolidated Statements of Operations.

4.
In addition, in connection with the liquidation of Kowon, the Company understated its distribution to the noncontrolling interest holder in the accompanying 2018 Consolidated Statement of Cash Flows by less than $0.1 million, which the Company has corrected in the accompanying Consolidated Statements of Cash Flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The effects of these adjustments on the consolidated statements of stockholders’ equity are as follows:

	Addition Paid-in Capital			Accumulated Deficit			Noncontrolling Interest
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Balance at December 26, 2015	326,558,527	(1,201,482)	325,357,045	(190,608,671)	—	(190,608,671)	(256,096)	1,201,482	945,386
Net (loss) income	—	—	—	(23,434,116)	(134,601)	(23,568,717)	402,971	134,601	537,572
Balance at December 31, 2016	328,524,644	(1,201,482)	327,323,162	(214,042,787)	(134,601)	(214,177,388)	141,957	1,336,083	1,478,040
Balance at December 30, 2017	331,119,340	(1,201,482)	329,917,858	(240,121,901)	(134,601)	(240,256,502)	(719,422)	1,336,083	616,661
Distribution to noncontrolling interest holder	—	—	—	—	—	—	636,978	(1,336,083)	(699,105)
Net (loss) income	—	—	—	(35,869,625)	1,336,083	(34,533,542)	51,050	—	51,050
Balance at December 29, 2018	335,692,879	(1,201,482)	334,491,397	(272,932,143)	1,201,482	(271,730,661)	(149,053)	—	(149,053)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The effects of these adjustments on the consolidated statements of operations are as follows:

	As Previously Reported	Adjustment	As Revised
2018
Foreign currency transaction gains (losses)	$(166,829)	$1,336,083	$1,169,254
2016
Net income attributable to noncontrolling interest	402,971	134,601	537,572
Net loss attributable to Kopin Corporation	$(23,434,116)	$(134,601)	$(23,568,717)

The effects of these adjustments on the consolidated statements of cash flows are as follows:

	As Previously Reported	Adjustment	As Revised
2018
Cash flows from operating activities:
Net loss	$(35,818,575)	$1,336,083	$(34,482,492)
Foreign currency (gains) losses	177,469	(1,273,956)	(1,096,487)
Cash flows from financing activities
Distribution to noncontrolling interest holder	$(636,978)	$(62,127)	$(699,105)

The above referenced adjustments do not impact the consolidated statement of operations for the fiscal year ended December 30, 2017 or the consolidated statements of cash flows for the fiscal years ended December 30, 2017 and December 31, 2016.
Although the Company does not believe such misstatements are material to the previously issued consolidated financial statements, for comparability purposes, the Company has revised the previously issued consolidated financial statements to correct the misstatements.

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

21.1	Subsidiaries of Kopin Corporation
23.1	Consent of Independent Registered Public Accounting Firm

31.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.0
The following materials from the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 29, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Stockholder's Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text.

*	Management contract or compensatory plan required to be filed as an Exhibit to this Form 10-K/A.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KOPIN CORPORATION

Dated: November 7, 2019	By:	/s/ RICHARD A. SNEIDER
Richard A. Sneider Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)