Form 10-Q/A
period 2019-06-29
KOPIN CORP
filed 2019-11-07
CIK 771266

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

EXPLANATORY NOTE

Kopin Corporation (the "Company") is filing this Quarterly Report on Form 10-Q/A, Amendment No. 1 (the " Form 10-Q/A") to amend its Quarterly Report on Form 10-Q for the fiscal period ended June 29, 2019, filed with the Securities and Exchange Commission ("SEC") on August 8, 2019 (the "Original Report"). The purpose of this Form 10-Q/A is to amend our disclosure in Part I, Item 4 "Controls and Procedures" of the Original Report to update the conclusions of our principal executive officer and principal financial officer regarding the effectiveness of our disclosure controls and procedures as of the end of the fiscal period ended June 29, 2019 in light of management's conclusion that the Company's internal control over financial reporting contained a material weakness at December 29, 2018, which had not been remediated by the end of the fiscal period ended June 29, 2019. The remainder of the Original Report remains unchanged except for the inclusion of new certifications required by Rule 13a-14 under the Securities Exchange Act of 1934, as amended. Notwithstanding the existence of this material weakness, management has concluded that the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 29, 2018, as initially filed on March 14, 2019, or in its Quarterly Report on Form 10-Q for the fiscal period ended June 29, 2019, as initially filed on August 8, 2019 are fairly stated in all material respects in accordance with generally accepted accounting principles in the United States of America.

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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer (its principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 29, 2019, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures” means controls and other procedures that are designed to ensure that information required to be disclosed by the Company in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods and that such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, in connection with the filing of the Form 10-Q on August 8, 2019, the Company’s Chief Executive Officer and Chief Financial Officer initially concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q. Subsequent to that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, because a material weakness in the Company’s internal control over financial reporting existed at December 29, 2018 and had not been remediated by June 29, 2019, the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this Quarterly Report on Form 10-Q. This material weakness in the Company’s internal control over financial reporting and the Company’s remediation efforts are described below.

Material Weakness in Internal Control Over Financial Reporting
Subsequent to the evaluation made in connection with the filing of the Form 10-Q on August 8, 2019 management reassessed the effectiveness of the Company’s internal control over financial reporting. Based on this evaluation, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, identified a material weakness in the Company’s internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. We did not design and maintain effective controls related to management’s monitoring and oversight of accounting for non-routine transactions. Specifically, our internal controls were not designed effectively to ensure appropriate and timely evaluation of the accounting impact for non-routine transactions, including the accounting for non-controlling interest and other investments.
Based on this assessment and the material weakness described above, management concluded that the Company’s internal control over financial reporting was not effective as of December 29, 2018 and had not been remediated by the end of the period covered by this Quarterly Report on Form 10-Q. However, the Company has concluded that the existence of this material weakness did not result in a material misstatement of the Company’s financial statements included in its Annual Report on Form 10-K for the year ended December 29, 2018, as initially filed on March 14, 2019, or in its Quarterly Reports on Form 10-Q for the fiscal period June 29, 2019 as initially filed on August 8, 2019.

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

Changes in Internal Control over Financial Reporting
Except for the material weakness noted above, there have been no changes in the Company’s internal control over financial reporting that occurred during the fiscal period ended June 29, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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