Form 10-Q
period 2019-09-28
KOPIN CORP
filed 2019-11-07
CIK 771266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes   ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 4, 2019
Common Stock, par value $0.01	84,016,821

Kopin Corporation
INDEX

		Page No.
Part I – Financial Information
Item 1.	Condensed Consolidated Financial Statements (Unaudited)	3
	Condensed Consolidated Balance Sheets at September 28, 2019 (Unaudited) and December 29, 2018	3
	Condensed Consolidated Statements of Operations (Unaudited) for the three and nine months ended September 28, 2019 and September 29, 2018	4
	Condensed Consolidated Statements of Comprehensive Loss (Unaudited) for the three and nine months ended September 28, 2019 and September 29, 2018	5
	Condensed Consolidated Statements of Stockholders' Equity (Unaudited) for each of the quarterly periods ended in the nine months ended September 28, 2019 and September 29, 2018	6
	Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 28, 2019 and September 29, 2018	8
	Notes to Unaudited Condensed Consolidated Financial Statements	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28
Item 4.	Controls and Procedures	28

Part II – Other Information		30
Item 1.	Legal Proceedings	30
Item 1A.	Risk Factors	30
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30
Item 6.	Exhibits	31
Signatures		32

Part 1. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)
KOPIN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 28, 2019	December 29, 2018
ASSETS
Current assets:
Cash and cash equivalents	$8,757,699	$14,326,347
Marketable debt securities, at fair value	17,258,504	22,918,016
Accounts receivable, net of allowance of $241,000 in 2019 and $304,000 in 2018	4,910,375	3,088,360
Contract assets and unbilled receivables	1,045,939	3,089,663
Inventory	3,442,490	4,797,238
Prepaid taxes	601,608	399,611
Prepaid expenses and other current assets	766,688	784,790
Total current assets	36,783,303	49,404,025
Plant and equipment, net	1,621,927	2,598,842
Operating lease right-of-use assets	3,073,651	—
Goodwill	—	331,344
Other assets	844,049	1,361,375
Equity investments	9,029,417	5,853,525
Total assets	$51,352,347	$59,549,111
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,018,906	$3,921,880
Accrued payroll and expenses	2,536,640	3,038,005
Accrued warranty	645,000	571,000
Contract liabilities and billings in excess of revenue earned	1,430,828	388,933
Operating lease liabilities	1,081,252	—
Other accrued liabilities	2,961,609	1,901,547
Deferred tax liabilities	507,000	546,000
Total current liabilities	12,181,235	10,367,365
Asset retirement obligations	245,916	254,098
Operating lease liabilities, net of current portion	2,077,245	—
Other long-term obligations	1,031,523	1,214,827
Stockholders’ equity:
Preferred stock, par value $.01 per share: authorized, 3,000 shares; none issued	—	—
Common stock, par value $.01 per share: authorized, 120,000,000 shares; issued 88,584,577 shares in 2019 and 80,735,320 shares in 2018; outstanding 82,053,697 shares in 2019 and 74,008,815 shares in 2018	865,669	785,220
Additional paid-in capital	344,248,350	334,491,397
Treasury stock (4,513,256 shares in 2019 and 2018, at cost)	(17,238,669)	(17,238,669)
Accumulated other comprehensive income	1,883,090	1,554,587
Accumulated deficit	(293,947,437)	(271,730,661)
Total Kopin Corporation stockholders’ equity	35,811,003	47,861,874
Noncontrolling interest	5,425	(149,053)
Total stockholders’ equity	35,816,428	47,712,821
Total liabilities and stockholders’ equity	$51,352,347	$59,549,111

See notes to unaudited condensed consolidated financial statements

KOPIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Revenues:
Net product revenues	$4,955,062	$3,643,619	$14,004,319	$13,160,507
Research and development and other revenues	1,184,270	1,482,711	6,788,071	3,563,341
	6,139,332	5,126,330	20,792,390	16,723,848
Expenses:
Cost of product revenues	4,689,944	3,659,800	15,809,535	11,219,741
Research and development	2,389,573	4,599,266	10,686,491	13,577,075
Selling, general and administration	5,130,019	7,166,137	16,788,493	21,011,050
Impairment of goodwill	331,344	—	331,344	—
	12,540,880	15,425,203	43,615,863	45,807,866
Loss from operations	(6,401,548)	(10,298,873)	(22,823,473)	(29,084,018)
Other (expense) income:
Interest income	120,645	160,875	438,316	486,239
Other (expense) income	(109,614)	241,466	(330,821)	1,360,822
Foreign currency transaction losses	(88,847)	(227,447)	(36,320)	(254,615)
Gain on investments	—	—	768,000	2,849,816
	(77,816)	174,894	839,175	4,442,262
Loss before tax (provision) benefit and net (income) loss attributable to noncontrolling interest	(6,479,364)	(10,123,979)	(21,984,298)	(24,641,756)
Tax (provision) benefit	(26,000)	316,000	(78,000)	115,000
Net loss	(6,505,364)	(9,807,979)	(22,062,298)	(24,526,756)
Net (income) loss attributable to noncontrolling interest	(120,094)	16,596	(154,478)	(41,862)
Net loss attributable to Kopin Corporation	$(6,625,458)	$(9,791,383)	$(22,216,776)	$(24,568,618)
Net loss per share
Basic and diluted	$(0.08)	$(0.13)	$(0.28)	$(0.34)
Weighted average number of common shares outstanding
Basic and diluted	82,053,698	73,135,253	79,657,677	73,102,979
See notes to unaudited condensed consolidated financial statements

KOPIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Net loss	$(6,505,364)	$(9,807,979)	$(22,062,298)	$(24,526,756)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(21,163)	68,891	(22,201)	(266,807)
Unrealized holding gains (losses) on marketable securities	39,967	(103,212)	366,224	(313,348)
Reclassification of holding (losses) gains in net loss	(8,086)	27,620	(15,520)	25,852
Other comprehensive income (loss), net of tax	10,718	(6,701)	328,503	(554,303)
Comprehensive loss	(6,494,646)	(9,814,680)	(21,733,795)	(25,081,059)
Comprehensive (income) loss attributable to the noncontrolling interest	(120,094)	13,788	(154,478)	(15,658)
Comprehensive loss attributable to Kopin Corporation	$(6,614,740)	$(9,800,892)	$(21,888,273)	$(25,096,717)
See notes to unaudited condensed consolidated financial statements

KOPIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Kopin Corporation Stockholders’ Equity	Noncontrolling Interest		Total Stockholders’ Equity
	Shares	Amount
Balance, December 29, 2018	78,522,066	$785,220	$334,491,397	$(17,238,669)	$1,554,587	$(271,730,661)	$47,861,874	$(149,053)		$47,712,821
Stock-based compensation	—	—	815,842	—	—	—	815,842	—		815,842
Vesting of restricted stock	10,000	100	(100)	—	—	—	—	—		—
Repurchases of restricted stock to satisfy tax withholding obligations	(4,294)	(43)	(7,085)	—	—	—	(7,128)	—		(7,128)
Other comprehensive income	—	—	—	—	97,317	—	97,317	—	—	97,317
Sale of registered stock	7,272,727	72,727	7,237,273	—	—	—	7,310,000	—		7,310,000
Net (loss) income	—	—	—	—	—	(11,330,927)	(11,330,927)	11,017		(11,319,910)
Balance, March 30, 2019	85,800,499	858,004	342,537,327	(17,238,669)	1,651,904	(283,061,588)	44,746,978	(138,036)		44,608,942
Stock-based compensation	—	—	538,474	—	—	—	538,474	—		538,474
Vesting of restricted stock	60,000	600	(600)	—	—	—	—	—		—
Other comprehensive income	—	—	—	—	220,468	—	220,468	—		220,468
Sale of registered stock	706,454	7,065	721,466	—	—	—	728,531	—		728,531
Net (loss) income	—	—	—	—	—	(4,260,391)	(4,260,391)	23,367		(4,237,024)
Balance, June 29, 2019	86,566,953	865,669	343,796,667	(17,238,669)	1,872,372	(287,321,979)	41,974,060	(114,669)		41,859,391
Stock-based compensation	—	—	451,683	—	—	—	451,683	—		451,683
Other comprehensive income	—	—	—	—	10,718	—	10,718	—		10,718
Net (loss) income	—	—	—	—	—	(6,625,458)	(6,625,458)	120,094		(6,505,364)
Balance, September 28, 2019	86,566,953	$865,669	$344,248,350	$(17,238,669)	$1,883,090	$(293,947,437)	$35,811,003	$5,425		$35,816,428

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Kopin Corporation Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance, December 30, 2017	77,572,038	$775,720	$329,917,858	$(17,238,669)	$3,564,779	$(240,256,502)	$76,763,186	$616,661	$77,379,847
Stock-based compensation	—	—	1,399,415	—	—	—	1,399,415	—	1,399,415
Vesting of restricted stock	20,000	200	(200)	—	—	—	—	—	—
Other comprehensive income (loss)	—	—	—	—	(269,863)	—	(269,863)	3,759	(266,104)
Adoption of accounting standards	—	—	—	—	—	3,059,382	3,059,382	—	3,059,382
Net (loss) income	—	—	—	—	—	(5,536,278)	(5,536,278)	64,174	(5,472,104)
Balance, March 31, 2018	77,592,038	775,920	331,317,073	(17,238,669)	3,294,916	(242,733,398)	75,415,842	684,594	76,100,436
Stock-based compensation	—	—	1,288,374	—	—	—	1,288,374	—	1,288,374
Vesting of restricted stock	60,000	600	(600)	—	—	—	—	—	—
Repurchases of restricted stock to satisfy tax withholding obligations	(3,530)	(35)	(11,368)	—	—	—	(11,403)	—	(11,403)
Other comprehensive income (loss)	—	—	—	—	(248,725)	—	(248,725)	(32,772)	(281,497)
Net (loss) income	—	—	—	—	—	(9,240,957)	(9,240,957)	(5,716)	(9,246,673)
Balance, June 30, 2018	77,648,508	$776,485	$332,593,479	$(17,238,669)	$3,046,191	$(251,974,355)	$67,203,131	$646,106	$67,849,237
Stock-based compensation	—	—	1,190,830	—	—	—	1,190,830	—	1,190,830
Other comprehensive income (loss)	—	—	—	—	(9,510)	—	(9,510)	2,809	(6,701)
Net (loss) income	—	—	—	—	—	(9,791,383)	(9,791,383)	(16,596)	(9,807,979)
Balance, September 29, 2018	77,648,508	776,485	333,784,309	(17,238,669)	3,036,681	(261,765,738)	58,593,068	632,319	59,225,387

See notes to unaudited condensed consolidated financial statements

KOPIN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 28, 2019	September 29, 2018
Cash flows used in operating activities:
Net loss	$(22,062,298)	$(24,526,756)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	597,091	1,688,715
Stock-based compensation	1,805,999	3,878,619
Foreign currency losses	32,483	269,239
Change in allowance for bad debt	(56,997)	(333,889)
Gain on investments	(768,000)	(2,849,816)
Deferred income taxes	78,777	70,803
Loss on disposal of plant and equipment	487,284	—
Impairment of goodwill	331,344	—
Write-off of excess inventory	2,682,397	—
Other non-cash items	94,444	519,027
Changes in assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	(1,786,687)	1,504,218
Contract assets	2,043,724	1,619,875
Inventory	(1,338,233)	(1,551,859)
Prepaid expenses and other current assets	436,575	144,421
Accounts payable and accrued expenses	(427,603)	(664,524)
Contract liabilities and billings in excess of revenue earned	1,034,608	49,174
Net cash used in operating activities	(16,815,092)	(20,182,753)
Cash flows provided by investing activities:
Other assets	(106,524)	(7,616)
Capital expenditures	(113,009)	(959,488)
Proceeds from sale of marketable debt securities	5,954,139	21,858,785
Purchase of marketable debt securities	—	(4,910,630)
Cash paid for equity investment	(2,500,000)	(1,000,000)
Net cash provided by investing activities	3,234,606	14,981,051
Cash flows provided by (used in) financing activities:
Sale of registered stock	8,038,531	—
Settlements of restricted stock for tax withholding obligations	(7,128)	(11,403)
Net cash provided by (used in) financing activities	8,031,403	(11,403)
Effect of exchange rate changes on cash	(19,565)	(268,074)
Net decrease in cash and cash equivalents	(5,568,648)	(5,481,179)
Cash and cash equivalents:
Beginning of period	14,326,347	24,848,227
End of period	$8,757,699	$19,367,048
Supplemental disclosure of cash flow information:
Income taxes paid	—	1,300,000
See notes to unaudited condensed consolidated financial statements

KOPIN CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION
The condensed consolidated financial statements of Kopin Corporation as of September 28, 2019 and for the three and nine month periods ended September 28, 2019 and September 29, 2018 are unaudited and include all adjustments that, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. These condensed consolidated financial statements should be read in conjunction with the Company’s financial statements and notes thereto, included in the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2018, as amended by Amendment No. 1 thereto on Form 10-K/A filed on November 7, 2019 (the “2018 Form 10-K/A”). The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for any other interim period or for a full fiscal year. The Company reclassified certain prior period amounts herein to conform with the presentation of the aforementioned Amendment on Form 10-K/A. Specifically, the Company reclassified certain amounts from additional paid-in capital to accumulated deficit and/or noncontrolling interest as of December 29, 2018 and December 30, 2017, which impacts both the accompanying consolidated balance sheet as of December 29, 2018 and consolidated statements of stockholders’ equity as of December 29, 2018 and December 30, 2017. The reclassifications further impact the respective figures shown for these equity categories in the prior interim periods presented herein. As used in this report, the terms "we," "us," "our," "Kopin" and the "Company" mean Kopin Corporation and its subsidiaries, unless the context indicates another meaning.
Going Concern
The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $34.5 million and net cash outflows from operations of $28.1 million for the fiscal year ended 2018. The Company incurred a net loss of $22.1 million for the nine months ended September 28, 2019 and net cash outflows from operations of $16.8 million. In addition, the Company has experienced a significant decline in its cash and cash equivalents and marketable debt securities over the last several years, which was primarily a result of funding operating losses, of which a significant component relates to the Company’s investments in the research and development of Wearable products. The Company had $26.0 million of cash and cash equivalents and marketable debt securities at September 28, 2019. The Company's historical and current use of cash in operations combined with limited liquidity resources raise substantial doubt regarding the Company’s ability to continue as a going concern.
The Company’s products target the industrial wearable headset and military markets. Management believes the industrial wearable market is still developing and cannot predict how long the wearable market will take to develop or if the Company’s products will be accepted. Accordingly, the Company’s current strategy is to continue to invest in research and development, even during unprofitable periods, which has resulted in the Company continuing to incur net losses and negative cash flows from operations. As the Company continues to incur negative cash flows from operations, its financial condition will be materially adversely affected. As such, management is actively pursuing strategic alternatives including the reduction of operating expenses and raising additional capital, among other things. While there can be no assurance the Company will be able to successfully reduce operating expenses or raise additional capital, management believes it has sufficient cash for operations through the end of fiscal 2020, based on management’s historical success in managing cash flows and obtaining capital.
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
Significant Accounting Policies Update
The Company's significant accounting policies are detailed in "Note 1: Summary of Significant Accounting Policies" of our 2018 Form 10-K/A. Effective December 30, 2018, the Company adopted the requirements of ASU 2016-02, Leases (Topic 842) using the modified retrospective approach as discussed below. The Company reclassified certain balance sheet accounts to conform to the Company's current period presentation. All amounts disclosed in this Form 10-Q reflect these changes.
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
The Company uses the specific identification method as a basis for determining cost and calculating realized gains and losses with respect to marketable debt securities. The gross gains and losses realized related to sales and maturities of marketable debt securities were not material during the three and nine months ended September 28, 2019 and the fiscal year ended December 29, 2018.
Investments in available-for-sale marketable debt securities were as follows at September 28, 2019 and December 29, 2018:

	Amortized Cost		Unrealized Losses		Fair Value
	2019	2018	2019	2018	2019	2018
U.S. government and agency backed securities	$9,305,150	$13,064,418	$(5,730)	$(253,495)	$9,299,420	$12,810,923
Corporate debt	7,960,963	10,175,084	(1,879)	(67,991)	7,959,084	10,107,093
Total	$17,266,113	$23,239,502	$(7,609)	$(321,486)	$17,258,504	$22,918,016

The contractual maturity of the Company’s marketable debt securities was as follows at September 28, 2019:

	Less than One year	One to Five years	Total
U.S. government and agency backed securities	$298,320	$9,001,100	$9,299,420
Corporate debt	2,501,675	5,457,409	7,959,084
Total	$2,799,995	$14,458,509	$17,258,504

4.	FAIR VALUE MEASUREMENTS
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
The following table details the fair value measurements of the Company’s financial assets:

		Fair Value Measurement September 28, 2019 Using:
	Total	Level 1	Level 2	Level 3
Cash and Cash Equivalents	$8,757,699	$8,757,699	$—	$—
U.S. Government Securities	9,299,420	—	9,299,420	—
Corporate Debt	7,959,084	—	7,959,084	—
Equity Investments	9,029,417	325,317	—	8,704,100
	$35,045,620	$9,083,016	$17,258,504	$8,704,100

		Fair Value Measurement December 29, 2018 Using:
	Total	Level 1	Level 2	Level 3
Cash and Cash Equivalents	$14,326,347	$14,326,347	$—	$—
U.S. Government Securities	12,810,923	—	12,810,923	—
Corporate Debt	10,107,093	—	10,107,093	—
Equity Investments	5,853,525	288,026	—	5,565,499
	$43,097,888	$14,614,373	$22,918,016	$5,565,499
Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur. During the nine months ended September 28, 2019, there were no transfers between levels of the fair value hierarchy. Changes in Level 3 investments were as follows:

	December 29, 2018	Net unrealized gains	Purchases, issuances and settlements	Transfers in and or out of Level 3	September 28, 2019
Equity Investments	$5,565,499	$638,601	$2,500,000	$—	$8,704,100

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
The Company acquired an equity interest in a company in the first quarter of 2018. The Company made a $1.0 million capital contribution during the three months ended March 31, 2018. The Company also contributed certain intellectual property. During the three and nine months ended September 28, 2019, the Company recorded $0.1 million of unrealized loss on this equity investment due to a fluctuation in the foreign exchange rate. As of September 28, 2019, the Company owned an 11.4% interest in this investment and the fair value of this equity investment was $3.5 million at September 28, 2019.

The Company acquired an equity interest in a customer by exercising a warrant in the second quarter of 2018 for up to 15% of the customer's Series A equity offering as part of the licensing of technology to the customer. The Company used the customer's capital structure, pricing of the shares being offered and the warrant from the customer's Series A financing round in determining the value upon exercising the warrant. In addition, the Company acquired 368,732 shares of the customer's Series B equity valued at $2.5 million based on the fair value of the Series B at the closing in May 2019. During the nine months ended September 28, 2019, the Company recognized a $0.8 million gain based on an observable price change for the Series A shares by using the customer's Series B capital structure, pricing of the shares being offered and the liquidation preference of Series B. As of September 28, 2019, the Company's total fair value in Series A and Series B equity investments was $5.2 million.
On September 30, 2019 the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Solos Technology Limited (the “Buyer”). Pursuant to the Purchase Agreement, the Company sold and licensed to the Buyer certain assets of our SolosTM (“Solos”) product line and WhisperTM Audio (“Whisper”) technology. As consideration for the transaction the Company received 1,172,000 common shares representing a 20.0% equity stake in the Buyer’s parent company, Solos Incorporation (“Solos Inc.”). The Company's 20.0% equity stake will be maintained until Solos Inc. has raised a total of $7.5 million in equity financing. The Company will also receive a royalty in the single digits on the net sales amount of Solos products for a four-year period, after commencement of commercial production. The Company's Hong Kong employees have been offered employment with the Buyer and most are expected to transition to the Buyer. If the employees do not join the Buyer or are terminated within 90 days of joining the Buyer, the Company will be liable for their statutory severance payment. Under the terms of the Purchase Agreement, the Company also has a non-exclusive, limited, fully paid-up, royalty-free worldwide license, including modification of or improvement or enhancement to the Whisper technology, for enterprise and military customers.

5.	INVENTORY
Inventories are stated at standard cost adjusted to approximate the lower of cost (first-in, first-out method) or net realizable value and consist of the following at September 28, 2019 and December 29, 2018:

	September 28, 2019	December 29, 2018
Raw materials	$2,539,460	$2,548,139
Work-in-process	724,820	1,526,552
Finished goods	178,210	722,547
	$3,442,490	$4,797,238

In the nine months ended September 28, 2019 the Company charged $2.7 million for inventory obsolescence. The charges for inventory obsolescence primarily resulted from the discontinuance of certain products and the write-off of materials as we have found substitute materials that will provide for better long-term manufacturing yields.

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
The following were not included in weighted-average common shares outstanding-diluted because they are anti-dilutive or performance conditions have not been met at the end of the period:

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Non-vested restricted common stock	2,017,624	3,476,249	2,017,624	3,476,249

7.	STOCKHOLDERS' EQUITY AND STOCK-BASED COMPENSATION
Registered Sale of Equity Securities
On March 15, 2019, the Company sold 7.3 million shares of registered common stock for gross proceeds of $8.0 million ($1.10 per share), before deducting underwriting discounts and offering expenses paid by the Company of $0.7 million. This represented approximately 8.9% of Kopin's total outstanding shares of common stock as of the date of purchase. The net proceeds from the offering were used for general corporate purposes, including working capital. On April 10, 2019, the Company sold 0.7 million shares of registered common stock for gross proceeds of $0.8 million ($1.10 per share), before deducting underwriting discounts and offering expenses paid by the Company of less than $0.1 million, pursuant to the partial exercise of the underwriters' overallotment option in connection with its March 15, 2019 public offering. This represented approximately 0.8% of Kopin's total outstanding shares of common stock as of the date of purchase.
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
Restricted stock activity was as follows:

	Shares	Weighted Average Grant Fair Value
Balance, December 29, 2018	2,213,249	$2.51
Granted	150,000	1.19
Forfeited	(275,625)	2.95
Vested	(70,000)	3.32
Balance, September 28, 2019	2,017,624	$2.33

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

	For the three months ended September 28, 2019
Performance price target	$5.25	$6.00	$7.00
Expected volatility	48.3%	48.3%	48.3%
Interest rate	1.97%	1.97%	1.97%
Expected life (years)	3	3	3
Dividend yield	—%	—%	—%

Stock-Based Compensation
The following table summarizes stock-based compensation expense within each of the categories below as it relates to non-vested restricted common stock awards for the nine months ended September 28, 2019 and September 29, 2018 (no tax benefits were recognized):

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Cost of product revenues	$18,309	$52,368	$82,524	$318,519
Research and development	73,939	159,436	262,454	627,519
Selling, general and administrative	359,435	979,026	1,461,021	2,932,581
Total	$451,683	$1,190,830	$1,805,999	$3,878,619
Unrecognized compensation expense for non-vested restricted common stock as of September 28, 2019 totaled $1.3 million and is expected to be recognized over a weighted average period of less than two years.

8.	ACCRUED WARRANTY
The Company typically warrants its products against defect for 12 to 18 months, however, for certain products a customer may purchase an extended warranty. A provision for estimated future costs and estimated returns for credit relating to such warranty is recorded in the period when product is shipped and revenue recognized, and is updated as additional information becomes available. The Company’s estimate of future costs to satisfy warranty obligations is based primarily on historical warranty expense experienced and a provision for potential future product failures. Changes in the accrued warranty for the nine months ended September 28, 2019 were as follows:

Balance, December 29, 2018	$571,000
Additions	628,000
Claims	(554,000)
Balance, September 28, 2019	$645,000

Extended Warranties
Deferred revenue represents the purchase of extended warranties by the Company's customers. The Company recognizes revenue from an extended warranty on the straight-line method over the life of the extended warranty, which is typically 12 to 15 months beyond the standard 12 to 18 month warranty. The Company classifies the current portion of deferred revenue under Contract liabilities and billings in excess of revenue earned and classifies the long-term portion of deferred revenue under Other long-term obligations in its condensed consolidated balance sheets. At September 28, 2019, the Company had less than $0.1 million of deferred revenue related to extended warranties.

9.	INCOME TAXES
The Company recorded a provision for income taxes of less than $0.1 million and a tax benefit of $0.3 million in the three months ended September 28, 2019 and September 29, 2018, respectively. The Company recorded a provision for income taxes of less than $0.1 million and a tax benefit of $0.1 million in the nine months ended September 28, 2019 and September 29, 2018, respectively. As of September 28, 2019, the Company has available for tax purposes U.S. federal NOLs of approximately $215.0 million expiring 2022 through 2037. The Company had recognized a full valuation allowance on its domestic and certain foreign net deferred tax assets due to the uncertainty of realization of such assets. The Company recognizes both accrued interest and penalties related to its uncertain tax positions related to intercompany loan interest and potential transfer pricing exposure related to its foreign subsidiaries.

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
Contract liabilities consist of advance payments and billings in excess of cost incurred and deferred revenue.
Net contract assets (liabilities) consisted of the following:

	September 28, 2019	December 29, 2018	$ Change	% Change
Contract assets—current	$1,045,939	$3,089,663	$(2,043,724)	(66)%
Contract liabilities—current	(1,430,828)	(388,933)	(1,041,895)	268%
Contract liabilities—noncurrent	(10,007)	(17,294)	7,287	(42)%
Net contract (liabilities) assets	$(394,896)	$2,683,436	$(3,078,332)	(115)%

The $3.1 million decrease in the Company's net contract assets (liabilities) from December 29, 2018 to September 28, 2019 was primarily due the shipment of inventory that was in process at December 29, 2018 and advanced payments in excess of amounts earned on development contracts.
In the three and nine months ended September 28, 2019, the Company recognized revenue of $0.1 million and $0.3 million, respectively, related to our contract liabilities at December 30, 2018. In the three and nine months ended September 29, 2018, the Company recognized revenue of less than $0.1 million and $0.2 million, respectively, related to our contract liabilities at December 31, 2017.
The Company did not recognize impairment losses on our contract assets in the three and nine months ended September 28, 2019 or September 29, 2018.
Performance Obligations
The Company's revenue recognition related to performance obligations that were satisfied at a point in time and over time were as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Point in time	55%	63%	72%	63%
Over time	45%	37%	28%	37%

Remaining performance obligations represent the transaction price of orders for which work has not been performed and excludes unexercised contract options and potential orders under ordering-type contracts (e.g., indefinite-delivery, indefinite-quantity ("IDIQ")). As of September 28, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations was $9.3 million. The Company expects to recognize revenue on the remaining performance obligations of $9.3 million over the next 12 months. The remaining performance obligations represent amounts to be earned under government contracts, which are subject to cancellation.

11.	LEASES AND COMMITMENTS
Leases
The Company enters into operating leases primarily for manufacturing, engineering, research, administration and sales facilities, and information technology ("IT") equipment. At September 28, 2019 and December 29, 2018, the Company did not have any finance leases. Approximately 100% of our future lease commitments, and related lease liability, relate to the Company's facility leases. Some of the Company's leases include options to extend or terminate the lease.
The components of lease expense were as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Operating lease cost	$293,251	$359,574	$884,499	$1,078,714

At September 28, 2019, the Company's future lease payments under non-cancellable leases were as follows:

2019 (excluding the nine months ended September 28, 2019)	$304,877
2020	1,262,048
2021	1,055,419
2022	653,234
2023	201,333
Thereafter	—
Total future lease payments	3,476,911
Less imputed interest	(318,414)
Total	$3,158,497

The Company's lease liabilities recognized in the Company's condensed consolidated balance sheets at September 28, 2019 were as follows:

September 28, 2019
Operating lease liabilities—current	$1,081,252
Operating lease liabilities—noncurrent	2,077,245
Total lease liabilities	$3,158,497

Supplemental cash flow information related to leases was as follows:

Nine months ended
September 28, 2019
Cash paid for amounts included in the measurement of operating lease liabilities	$887,374
Other information related to leases was as follows:

September 28, 2019
Weighted Average Discount Rate—Operating Leases	6.03%
Weighted Average Remaining Lease Term—Operating Leases (in years)	3.0

Prior to December 30, 2018, the Company accounted for its leases in accordance with Topic 840, Leases. At December 29, 2018, the Company was committed under operating leases for buildings, office space and equipment, which expired at various dates. As previously disclosed in our 2018 Form 10-K/A and under previous lease guidance, future minimum lease payments under non-cancelable operating leases as of December 29, 2018 were as follows:

Fiscal year ending,	Amount
2019	$1,210,000
2020	1,112,000
2021	921,000
2022	616,000
2023	201,000
Thereafter	—
Total	$4,060,000

Commitments
The Company entered into an agreement in August 2017 to acquire an approximate 3.5% equity interest in Kunming BOE Display Technology Co., Ltd. ("BOE"), which is located in China, for 35.0 million Chinese Yuan Renminbi (approximately $4.9 million). The purpose of the BOE equity offering is to raise funds to build an Organic Light Emitting Diode ("OLED") manufacturing facility. The Company is currently developing OLED products and its strategy is to use a fabless business model. Accordingly, the Company intends to use the BOE facility to manufacture its products. The Company's sole obligation under this agreement is to make this capital contribution. The Company previously has been unable to make the scheduled capital contribution due to Chinese laws, which had restrictions on direct foreign investment. Per the agreement, if Kopin is unable to make the scheduled capital contribution, it may be required to pay damages of 0.05% per day based on the unpaid portion of the capital contribution until the obligation is satisfied. The Company is currently assessing legal alternatives in connection with its investment obligation. The Company has accrued $0.6 million in penalties related to this agreement as of September 28, 2019. The Company and BOE are in discussions to determine alternatives, including a reduction in penalties, or to enable the Company to make the capital contribution.

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

Segment financial results were as follows:

	Three Months Ended		Nine Months Ended
Total Revenue (in thousands)	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Kopin	$4,699	$3,629	$15,829	$11,033
Industrial	1,885	1,895	6,109	6,549
Eliminations	(445)	(398)	(1,146)	(858)
Total	$6,139	$5,126	$20,792	$16,724

	Three Months Ended		Nine Months Ended
Total Intersegment Revenue (in thousands)	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Kopin	$—	$—	$—	$—
Industrial	445	398	1,146	858
Total	$445	$398	$1,146	$858

	Three Months Ended		Nine Months Ended
Net Loss Attributable to Kopin (in thousands)	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Kopin	$(6,737)	$(9,814)	$(22,789)	$(24,650)
Industrial	112	23	572	81
Total	$(6,625)	$(9,791)	$(22,217)	$(24,569)

Total Assets (in thousands)			September 28, 2019	December 29, 2018
Kopin			$44,099	$50,995
Industrial			7,253	8,554
Total			$51,352	$59,549

Total long-live assets by country at September 28, 2019 and December 29, 2018 were:

Total Long-lived Assets (in thousands)	September 28, 2019	December 29, 2018
U.S.	$1,380	$2,101
United Kingdom	168	197
China	30	251
Japan	44	50
Total	$1,622	$2,599
We disaggregate our revenue from contracts with customers by geographic location and by display application, as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.

During the three and nine months ended September 28, 2019 and September 29, 2018, the Company derived its sales from the following geographies:

	Three Months Ended September 28, 2019
	Kopin		Industrial		Total
(In thousands, except percentages)	Revenue	% of Total	Revenue	% of Total	Revenue	% of Total
United States	$3,138	51%	$315	5%	$3,453	56%
Other Americas	10	—	—	—	10	—
Total Americas	3,148	51	315	5	3,463	56
Asia-Pacific	1,431	23	876	14	2,307	38
Europe	120	3	230	4	350	6
Other	—	—	19	—	19	—
Total Revenues	$4,699	77%	$1,440	23%	$6,139	100%

	Three Months Ended September 29, 2018
	Kopin		Industrial		Total
(In thousands, except percentages)	Revenue	% of Total	Revenue	% of Total	Revenue	% of Total
United States	$2,427	47%	$820	16%	$3,247	63%
Other Americas	14	—	6	—	20	—
Total Americas	2,441	47	826	17	3,267	63
Asia-Pacific	863	17	324	6	1,187	23
Europe	325	6	341	7	666	13
Other	—	—	6	—	6	—
Total Revenues	$3,629	71%	$1,497	29%	$5,126	100%

	Nine Months Ended September 28, 2019
	Kopin		Industrial		Total
(In thousands, except percentages)	Revenue	% of Total	Revenue	% of Total	Revenue	% of Total
United States	$7,329	35%	$1,135	6%	$8,464	41%
Other Americas	28	—	7	—	35	—
Total Americas	7,357	35	1,142	6	8,499	41
Asia-Pacific	7,634	37	2,363	11	9,997	48
Europe	838	4	1,430	7	2,268	11
Other	—	—	28	—	28	—
Total Revenues	$15,829	76%	$4,963	24%	$20,792	100%

	Nine Months Ended September 29, 2018
	Kopin		Industrial		Total
(In thousands, except percentages)	Revenue	% of Total	Revenue	% of Total	Revenue	% of Total
United States	$7,586	45%	$2,814	17%	$10,400	62%
Other Americas	43	—	29	—	72	—
Total Americas	7,629	45	2,843	17	10,472	62
Asia-Pacific	2,331	15	1,484	9	3,815	24
Europe	1,073	6	1,336	8	2,409	14
Other	—	—	28	—	28	—
Total Revenues	$11,033	66%	$5,691	34%	$16,724	100%

During the three and nine months ended September 28, 2019 and September 29, 2018, the Company derived its sales from the following display applications:

	Three Months Ended September 28, 2019			Three Months Ended September 29, 2018
(In thousands)	Kopin	Industrial	Total	Kopin	Industrial	Total
Military	$1,661	$307	$1,968	$582	$917	$1,499
Industrial	1,590	1,035	2,625	721	562	1,283
Consumer	360	—	360	816	—	816
Other	2	—	2	28	17	45
R&D	1,086	98	1,184	1,482	1	1,483
License and royalties	—	—	—	—	—	—
Total Revenues	$4,699	$1,440	$6,139	$3,629	$1,497	$5,126

	Nine Months Ended September 28, 2019			Nine Months Ended September 29, 2018
(In thousands)	Kopin	Industrial	Total	Kopin	Industrial	Total
Military	$4,017	$1,190	$5,207	$2,448	$2,972	$5,420
Industrial	3,744	3,518	7,262	1,941	2,320	4,261
Consumer	1,510	—	1,510	3,213	—	3,213
Other	8	17	25	68	199	267
R&D	2,214	238	2,452	3,363	200	3,563
License and royalties	4,336	—	4,336	—	—	—
Total Revenues	$15,829	$4,963	$20,792	$11,033	$5,691	$16,724

13.	LITIGATION
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
On October 11, 2016, the Company filed its Answer and Affirmative Defenses. The parties are scheduled to complete expert depositions on November 15, 2019. The court has set a deadline of December 2, 2019 for dispositive motions. A trial date has not yet been set by the Court as to BlueRadios’ remaining claims. The Company has not concluded a loss from this matter is probable; therefore, we have not recorded an accrual for litigation or claims related to this matter for the period ended September 28, 2019. The Company will continue to evaluate information as it becomes known and will record an estimate for losses at the time or times when it is both probable that a loss has been incurred and the amount of the loss is reasonably estimable.

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

During the three and nine month periods ended September 28, 2019 and September 29, 2018, the Company had the following transactions with related parties:

	Three Months Ended
	September 28, 2019		September 29, 2018
	Sales	Purchases	Sales	Purchases
Goertek	$—	$—	$—	$90,594
RealWear, Inc.	538,930	—	634,834	—
	$538,930	$—	$634,834	$90,594

	Nine Months Ended
	September 28, 2019		September 29, 2018
	Sales	Purchases	Sales	Purchases
Goertek	$—	$747,154	$—	$389,503
RealWear, Inc.	5,731,574	—	1,147,789	—
	$5,731,574	$747,154	$1,147,789	$389,503
The Company had the following receivables, contract assets and payables with related parties:

	September 28, 2019			December 29, 2018
	Receivables	Contract assets	Payables	Receivables	Contract assets	Payables
Goertek	$—	$—	$—	$—	$—	$207,530
RealWear, Inc.	799,250	400,000	—	1,041,334	400,000	—
	$799,250	$400,000	$—	$1,041,334	$400,000	$207,530

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

We have identified the following important factors that could cause actual results to differ materially from those discussed in our forward-looking statements. Such factors may be in addition to the risks described in Part I, Item 1A. Risk Factors; Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; and other parts of our Annual Report on Form 10-K for the fiscal year ended December 29, 2018, as amended by Amendment No. 1 thereto on Form 10-K/A filed on November 7, 2019 (the “2018 Form 10-K/A”). These factors include: our ability to continue as a going concern; the material weakness management has identified in our internal control over financial reporting, its conclusion that our disclosure controls and procedures were not effective as of the fiscal year ended December 29, 2018, and our ability to remediate that material weakness; the expected benefits to be derived from our sale of our Solos product line and Whisper Audio technology, and the lack of an impact the sale is expected to have on our liquidity or capital resources; our ability to obtain raw materials and other goods as well as services from our suppliers as needed; our intent to continue focusing our development efforts on proprietary wearable computing systems; the potential for customers to choose our competitors as their supplier; our expectation that we will have negative cash flow from operating activities in 2019; our ability to invest in research and development to achieve profitability even during periods when we are not profitable; our ability to focus our research and development expenditures in our display products, overlay weapon sights and organic light emitting diode display technologies; our ability to continue to introduce new products in our target markets; the degree to which our wearable technology is embraced by consumers and commercial users; our ability to develop and expand our wearable technologies and to market and license our concept systems and components; our ability to generate revenue growth and positive cash flow, and reach profitability; the strengthening of the U.S. dollar and its effects on the price of our products in foreign markets; our ability to grow within our targeted markets; the importance of small form factor displays in the development of military, consumer, and industrial products such as thermal weapon sights, safety equipment, virtual and augmented reality gaming, training and simulation products and metrology tools; the material adverse effects on our financial condition if we do not soon achieve and maintain positive cash flow and profitability, which may include us being required to reduce expenses, including our investments in research and development and/or raise additional capital; our ability to support our operations and capital needs for at least the next twelve months through our available cash resources; and our expectation that we will incur taxes based on our foreign operations in 2019.

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
The following discussion should be read in conjunction with our 2018 Form 10-K/A and our unaudited condensed consolidated financial statements included in this Form 10-Q.
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
Revenues.   For the three and nine months ended September 28, 2019 and September 29, 2018, our revenues by display application, which include product sales and amounts earned from research and development contracts, were as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Military	$1,968	$1,499	$5,207	$5,420
Industrial	2,625	1,283	7,262	4,261
Consumer	360	816	1,510	3,213
Other	2	45	25	267
R&D	1,184	1,483	2,452	3,563
License and royalties	—	—	4,336	—
Total Revenues	$6,139	$5,126	$20,792	$16,724
Sales of our products for Military applications include systems used by the military both in the field and for training and simulation. The increase in Military applications revenues in the three months ended September 28, 2019 as compared to the three months ended September 29, 2018 was primarily due to deliveries on the Family Weapons Sight-Individual ("FWS-i") program. The decrease in Military applications revenue in the nine months ended September 28, 2019 as compared to the nine months ended September 29, 2018 was primarily due to the completion of military programs at our subsidiary NVIS, Inc. ("NVIS") during the nine months ended September 29, 2018, partially offset by deliveries on the FWS-i program in the nine months ended September 28, 2019.
Industrial applications revenues represents customers who purchase our display products for use in 3D metrology equipment and headsets used for applications in manufacturing, distribution and public safety. Our 3D metrology customers are primarily located in Asia and sell to Asian contract manufacturers who use the 3D metrology machines for quality control purposes. The increase in Industrial applications revenue for the three and nine months ended September 28, 2019 as compared to the three and nine months ended September 29, 2018 was primarily due to an increase in sales volume to customers who use our display components in industrial headsets.
Our displays for Consumer applications are used primarily in thermal imaging products, recreational rifle and hand-held scopes and drone racing headsets. The decrease in Consumer applications for the three and nine months ended September 28, 2019 as compared to the three and nine months ended September 29, 2018 was primarily due to decreased demand for displays and components used in drone racing headsets.
Research and development ("R&D") revenues consist primarily of development contracts with agencies or prime contractors of the U.S. government and commercial enterprises. R&D revenue decreased in the three and nine months ended September 28, 2019 as compared to the three and nine months ended September 29, 2018 primarily due to the completion of performance obligations on funded U.S. military programs.
License revenue represents an arrangement with a customer where our performance obligation is to license functional intellectual property ("IP"), which provides the customer the right to use our IP as it exists at a point in time. The satisfaction of the Company's performance obligation, and related recognition of revenue, occurs when the IP is delivered to the customer, the license period has begun and there are no additional performance obligations in the agreement. Under certain license agreements, we may receive royalties based on the sales of the licensed product. We recognize royalty revenue upon the later of when the related sales occur, or when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). Under our current license agreements for which a royalty exists, we have recorded revenue when the related sales by our customer occurs because the performance obligation related to the delivery of the license to the customer has been satisfied. The increase in license and royalties in the nine months ended September 28, 2019 compared to the three and nine months ended September 29, 2018 was due to the one-time license of functional IP to a customer for $3.5 million and royalties earned under other functional IP license agreements, all in the second quarter of 2019.
International sales represented 44% and 37% of total revenues for the three months ended September 28, 2019 and September 29, 2018, respectively, and 59% and 38% for the nine months ended September 28, 2019 and September 29, 2018, respectively. Our international sales are primarily denominated in U.S. dollars. Consequently, a strengthening of the U.S. dollar could increase the price in local currencies of our products in foreign markets and make our products relatively more expensive than competitors' products that are denominated in local currencies, which could lead to a reduction in sales or profitability for us in those foreign markets. We have not taken any protective measures against exchange rate fluctuations, such as purchasing hedging instruments with respect to such fluctuations, because of the historically stable exchange rate between the British pound (the functional currency of our U.K. subsidiary) and the U.S. dollar. Foreign currency translation impact on our results, if material, is described in further detail under "Item 3. Quantitative and Qualitative Disclosures About Market Risk" below.
Cost of Product Revenues. Cost of product revenues, which is comprised of materials, labor and manufacturing overhead related to the production of our products, for the three and nine months ended September 28, 2019 and September 29, 2018 was as follows:

	Three Months Ended		Nine Months Ended
(In thousands, except for percentages)	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Cost of product revenues	$4,690	$3,660	$15,810	$11,220
Cost of product revenues as a % of net product revenues	94.6%	100.4%	112.9%	85.3%
The increase in cost of product revenues for the three months ended September 28, 2019 as compared to the three months ended September 29, 2018 was primarily due to an increase in volume sales of our industrial products in the three months ended September 28, 2019 compared to the three months ended September 29, 2018. The increase in cost of product revenues for the nine months ended September 28, 2019 as compared to the nine months ended September 29, 2018 was primarily due to an increase in volume sales of our industrial products and a $2.7 million charge for inventory obsolescence in the nine months ended September 28, 2019. The charges for inventory obsolescence primarily resulted from the discontinuance of certain products and the write-off of materials as we have found substitute materials that will provide for better long-term manufacturing yields.
Research and Development. R&D expenses are incurred in support of internal display development programs and programs funded by agencies or prime contractors of the U.S. government and commercial partners. R&D costs include staffing, purchases of materials and laboratory supplies, circuit design costs, fabrication and packaging of display products, and overhead. For the remainder of fiscal year 2019, we expect our R&D expenditures to be related to our display products, overlay weapon sights and organic light emitting diode (“OLED”) display technologies. Funded and internal R&D expense are combined in research and development expenses in the statements of operations. R&D expenses for the three and nine months ended September 28, 2019 and September 29, 2018 were as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Funded	$1,161	$2,006	$2,471	$3,640
Internal	1,229	2,593	8,216	9,937
Total research and development expense	$2,390	$4,599	$10,687	$13,577
Funded R&D expense for the three and nine months ended September 28, 2019 decreased as compared to the three and nine months ended September 29, 2018 primarily due to the completion of certain development programs that have moved into the production phase. For the three and nine months ended September 28, 2019, internal R&D decreased as compared to the three and nine months ended September 29, 2018 primarily due to the licensing of certain products and other development programs being curtailed.
Selling, General and Administrative.   Selling, general and administrative ("S,G&A") expenses consist of the expenses incurred by our sales and marketing personnel and related expenses, and administrative and general corporate expenses. S,G&A expenses for the three and nine months ended September 28, 2019 and September 29, 2018 were as follows:

	Three Months Ended		Nine Months Ended
(In thousands, except for percentages)	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Selling, general and administration expense	$5,130	$7,166	$16,788	$21,011
Selling, general and administration expense as a % of revenues	83.6%	139.8%	80.7%	125.6%
S,G&A decreased for the three and nine months ended September 28, 2019 as compared to the three and nine months ended September 29, 2018 primarily due to a decrease in compensation expenses, including stock-based compensation, amortization of intangible assets, use of information technology consultants, marketing expenses including product promotion and accretion of the NVIS earnout.

Other (Expense) Income, net. Other income, net, is primarily composed of gain on investments, interest income, foreign currency transaction and remeasurement gains and losses incurred by our U.K.-based subsidiary and other non-operating income items. Other (expense) income, net, for the three and nine months ended September 28, 2019 and September 29, 2018 was as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Other (expense) income, net	$(78)	$175	$839	$4,442
During the three months ended September 28, 2019 and September 29, 2018, we recorded less than $0.1 million and $0.2 million of foreign currency losses, respectively. During the nine months ended September 28, 2019 and September 29, 2018, we recorded less than $0.1 million and $0.3 million of foreign currency losses, respectively. During the nine months ended September 28, 2019, the Company recognized a gain of $0.8 million on the fair value adjustment due to an observable price change on an equity investment. During the nine months ended September 29, 2018, the Company recognized a gain of $2.9 million from the transfer of intellectual property in exchange for equity interest in an investment. During the nine months ended September 29, 2018, the Company received $1.0 million of insurance proceeds related to the embezzlement at our Korean subsidiary, which was discovered in 2016.
Tax Provision.  The Company recorded a provision for income taxes of less than $0.1 million and a tax benefit of approximately $0.3 million in the three months ended September 28, 2019 and September 29, 2018, respectively. The Company recorded a provision for income taxes of less than $0.1 million and a tax benefit of approximately $0.1 million in the nine months ended September 28, 2019 and September 29, 2018, respectively.
Net Loss (Income) Attributable to Noncontrolling Interest.  As of September 28, 2019, we owned 80% of the equity of eMDT America ("eMDT"). Net loss (income) attributable to noncontrolling interest on our consolidated statements of operations represents the portion of the results of operations of our majority-owned subsidiary that is allocated to the stockholders of the equity interests not owned by us. The change in net loss (income) attributable to noncontrolling interest is the result of the change in the results of operations of eMDT for the three and nine months ended September 28, 2019 and September 29, 2018.
Net Loss Attributable to Kopin Corporation.  The Company incurred a net loss attributable to Kopin Corporation of $6.6 million during the three months ended September 28, 2019 compared to a net loss attributable to Kopin Corporation of $9.8 million during the three months ended September 29, 2018. The decrease in the net loss attributable to Kopin Corporation during the three months ended September 28, 2019 compared to the three months ended September 29, 2018 was primarily due to a decrease in operating expenses and an increase in total revenues, which is described above in Research and Development and Selling, General and Administrative and Revenues. The Company incurred a net loss attributable to Kopin Corporation of $22.2 million during the nine months ended September 28, 2019 compared to a net loss attributable to Kopin Corporation of $24.6 million during the nine months ended September 29, 2018. The decrease in the net loss attributable to Kopin Corporation during the nine months ended September 28, 2019 compared to the nine months ended September 29, 2018 was primarily due to a decrease in operating expenses and an increase in total revenues, which is described above in Research and Development and Selling, General and Administrative and Revenues, partially offset by a decrease in other income (expense), net, which is described above in Other (Expense) Income, net.
Liquidity and Capital Resources
At September 28, 2019 and December 29, 2018, we had cash and cash equivalents and marketable securities of $26.0 million and $37.2 million, respectively, and working capital of $24.6 million and $39.0 million at September 28, 2019 and December 29, 2018, respectively. The change in cash and cash equivalents and marketable debt securities was primarily due to net outflow of cash used in operating activities of $16.8 million and the purchase of an equity investment of $2.5 million, partially offset by the net proceeds from the sale of registered securities of $8.0 million and the proceeds from the sale of marketable debt securities of $6.0 million.

On March 15, 2019, the Company sold 7.3 million shares of registered common stock for gross proceeds of $8.0 million ($1.10 per share), before deducting underwriting discounts and offering expenses paid by the Company of $0.7 million. This represented approximately 8.9% of Kopin's total outstanding shares of common stock as of the date of purchase. The net proceeds from the offering were used for general corporate purposes, including working capital. On April 10, 2019, the Company sold 0.7 million shares of registered common stock for gross proceeds of $0.8 million ($1.10 per share), before deducting underwriting discounts and offering expenses paid by the Company of less than $0.1 million, pursuant to the partial exercise of the underwriters' overallotment option in connection with its March 15, 2019 public offering. This represented approximately 0.8% of Kopin's total outstanding shares of common stock as of the date of purchase.
Cash and cash equivalents and marketable debt securities held in U.S. Dollars at:

	September 28, 2019	December 29, 2018
Domestic locations	$24,780,062	$36,182,663
International locations	800,901	418,339
Subtotal cash and cash equivalents marketable debt securities held in U.S. dollars	25,580,963	36,601,002
Cash and cash equivalents held in other currencies and converted to U.S. dollars	435,240	643,361
Total cash and cash equivalents and marketable debt securities	$26,016,203	$37,244,363
We have no plans to repatriate the cash and cash equivalents held in our foreign subsidiary FDD, Ltd. and, as such, we have not recorded any deferred tax liability with respect to such cash.
As part of the NVIS acquisition, additional payments by the Company to the former owners of up to $2.0 million could be required if certain future operating performance milestones are met and the former owners remain employed with NVIS through March 2020. In March 2019, the Company paid approximately $1.3 million of additional payments to the former owners. Accordingly, if certain milestones are met by March 2020, the Company may be required to pay an additional $0.7 million. Such contingent payments have been and will be treated as compensation expense because the milestone payments require recipients to remain employed to earn the contingent payments.
We expect to expend between $0.1 million and $0.5 million on capital expenditures in 2019.
The Company entered into an agreement in August 2017 to acquire an approximate 3.5% equity interest in Kunming BOE Display Technology Co., Ltd. ("BOE"), which is located in China, for 35.0 million Chinese Yuan Renminbi (approximately $4.9 million). The purpose of the BOE equity offering is to raise funds to build an Organic Light Emitting Diode ("OLED") manufacturing facility. The Company is currently developing OLED products and its strategy is to use a fabless business model. Accordingly, the Company intends to use the BOE facility to manufacture its products. The Company's sole obligation under this agreement is to make this capital contribution. The Company previously has been unable to make the scheduled capital contribution due to Chinese laws, which had restrictions on direct foreign investment. Per the agreement, if Kopin is unable to make the scheduled capital contribution, it may be required to pay damages of 0.05% per day based on the unpaid portion of the capital contribution until the obligation is satisfied. The Company is currently assessing legal alternatives in connection with its investment obligation. The Company has accrued $0.6 million in penalties related to this agreement as of September 28, 2019. The Company and BOE are in discussions to determine alternatives, including a reduction in penalties, or to enable the Company to make the capital contribution.
On September 30, 2019 we entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Solos Technology Limited (the “Buyer”). Pursuant to the Purchase Agreement, we sold and licensed to the Buyer certain assets of our SolosTM (“Solos”) product line and WhisperTM Audio (“Whisper”) technology. As consideration for the transaction we received 1,172,000 common shares representing a 20.0% equity stake in the Buyer’s parent company, Solos Incorporation (“Solos Inc.”). Our 20.0% equity stake will be maintained until Solos Inc. has raised a total of $7.5 million in equity financing. The Company will also receive a royalty in the single digits on the net sales amount of Solos products for a four-year period, after commencement of commercial production. We will also receive a royalty in the single digits on the net sales amount of Solos products for a four-year period, after commencement of commercial production. Our Hong Kong employees have been offered employment with the Buyer and most are expected to transition to the Buyer. If the employees do not join the Buyer or are terminated within 90 days of joining the Buyer, we will be liable for their statutory severance payment. Under the terms of the Purchase Agreement, we also have a non-exclusive, limited, fully paid-up, royalty-free worldwide license, including modification of or improvement or enhancement to the Whisper technology, for enterprise and military customers. This transaction is not expected to have an impact on our liquidity or capital resources.
The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $34.5 million and net cash outflows from operations of $28.1 million for the fiscal year ended 2018. The Comp any incurred a net loss of $22.1 million for the nine months ended September 28, 2019 and net cash outflows from operations of $16.8 million. In addition, the Company has experienced a significant decline in its cash and cash equivalents and marketable debt securities over the last several years, which was primarily a result of funding operating losses, of which a significant component relates to the Company’s investments in the research and development of Wearable products. The Company's historical and current use of cash in operations combined with limited liquidity resources raise substantial doubt regarding the Company’s ability to continue as a going concern.

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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 28, 2019, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures” means controls and other procedures that are designed to ensure that information required to be disclosed by the Company in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the requisite time periods and that such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act are accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, in connection with the filing of the Form 10-Q on November 7, 2019, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, because a material weakness in the Company’s internal control over financial reporting existed at December 29, 2018 and had not been remediated by September 28, 2019, the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this Quarterly Report on Form 10-Q. This material weakness in the Company’s internal control over financial reporting and the Company’s remediation efforts are described below.

Material Weakness in Internal Control Over Financial Reporting
In September 2019, we identified certain misstatements arising from immaterial errors we had identified in our previously-issued consolidated financial statements and related financial information for the fiscal years ended December 29, 2018, December 30, 2017 and December 31, 2016 and the interim periods ending March 30, 2019 and June 29, 2019. In connection with the misstatements in the company’s consolidated financial statements, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, identified a material weakness in the Company’s internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. We did not design and maintain effective controls related to management’s monitoring and oversight of accounting for non-routine transactions. Specifically, our internal controls were not designed effectively to ensure appropriate and timely evaluation of the accounting impact for non-routine transactions, including the accounting for non-controlling interest and other investments.
Based on this assessment and the material weakness described above, management concluded that the Company’s internal control over financial reporting was not effective as of December 29, 2018 and had not been remediated by the end of the period covered by this Quarterly Report on Form 10-Q. However, the Company has concluded that the existence of this material weakness did not result in a material misstatement of the Company’s financial statements included in its Annual Report on Form 10-K for the year ended December 29, 2018, as initially filed on March 14, 2019, or in its Quarterly Reports on Form 10-Q for the fiscal periods ended March 30, June 29, or September 28, 2019.

Management’s Plan to Remediate the Material Weakness
We are committed to and are taking steps necessary to remediate the control deficiencies that constituted the above material weakness by implementing changes to our internal control over financial reporting. We are in the process of designing and implementing measures to remediate the underlying causes of the control deficiencies that gave rise to the material weakness. In addition, we are providing in-house accounting personnel training to ensure that they have the relevant expertise related to the monitoring and oversight of accounting for non-routine transactions. We will continue to monitor the effectiveness of these controls and will make any further changes management determines appropriate.

Changes in Internal Control over Financial Reporting
Except for the material weakness noted above, there have been no changes in the Company’s internal control over financial reporting that occurred during the fiscal period ended September 28, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
On October 11, 2016, the Company filed its Answer and Affirmative Defenses. The parties are scheduled to complete expert depositions on November 15, 2019. The court has set a deadline of December 2, 2019 for dispositive motions. A trial date has not yet been set by the Court as to BlueRadios’ remaining claims. The Company has not concluded a loss from this matter is probable; therefore, we have not recorded an accrual for litigation or claims related to this matter for the period ended September 28, 2019. The Company will continue to evaluate information as it becomes known and will record an estimate for losses at the time or times when it is both probable that a loss has been incurred and the amount of the loss is reasonably estimable.

Item 1A.	Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our 2018 Form 10-K/A. The risks discussed in our 2018 Form 10-K/A could materially affect our business, financial condition and future results. The risks described in our 2018 Form 10-K/A are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
We did not sell any securities during the three months ended September 28, 2019 that were not registered under the Securities Act.

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

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 28, 2019 (Unaudited) and December 29, 2018, (ii) Condensed Consolidated Statements of Operations (Unaudited) for the three and nine months ended September 28, 2019 and September 29, 2018, (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income (Unaudited) for the three and nine months ended September 28, 2019 and September 29, 2018, (iv) Condensed Consolidated Statements of Stockholders’ Equity (Unaudited) for the nine months ended September 28, 2019, (v) Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 28, 2019 and September 29, 2018, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

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