Form 10-K
period 2019-12-28
KOPIN CORP
filed 2020-03-11
CIK 771266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 28, 2019
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

Large Accelerated Filer	☐	Accelerated Filer	☒
Non-Accelerated Filer	☐	Smaller Reporting Company	☒
		Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 28, 2019 (the last business day of the registrant's most recent second fiscal quarter), the aggregate market value of outstanding shares of voting stock held by non-affiliates of the registrant was $73,449,831.
As of March 9, 2020, 84,914,040 shares of the registrant’s Common Stock, par value $.01 per share, were issued and outstanding.

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

We have identified the following important factors that could cause actual results to differ materially from those discussed in our forward-looking statements. Such factors may be in addition to the risks described in Part I, Item 1A. “Risk Factors;” Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations;” and other parts of this Form 10-K. These factors include: our ability to continue as a going concern; the material weakness management has identified in our internal control over financial reporting, our conclusion that our disclosure controls and procedures were not effective as of the fiscal years ended December 28, 2019 or December 29, 2018, and our ability to remediate that material weakness; our ability to obtain raw materials and other goods as well as services from our suppliers as needed; the potential for customers to choose our competitors as their supplier; our expectation that we will have negative cash flow from operating activities in 2020; our ability to prosecute and defend our proprietary technology aggressively or successfully; our ability to retain personnel with experience and expertise relevant to our business; our ability to invest in research and development to achieve profitability even during periods when we are not profitable; our ability to continue to introduce new products in our target markets; our ability to generate revenue growth and positive cash flow, and reach profitability; the strengthening of the U.S. dollar and its effects on the price of our products in foreign markets; the impact of new regulations and customer demands relating to conflict minerals; our ability to obtain a competitive advantage in the wearable technologies market through our extensive portfolio of patents, trade secrets and non-patented know-how; our ability to grow within our targeted markets; the importance of small form factor displays in the development of military, consumer, and industrial products such as thermal weapon sights, safety equipment, virtual and augmented reality gaming, training and simulation products and metrology tools; the suitability of our properties for our needs for the foreseeable future; our expectation not to pay cash dividends for the foreseeable future and to retain earnings for the development of our businesses; our expectation that we will expend between $1.5 million and $2.0 million on capital expenditures over the next twelve months; if we do not soon achieve and maintain positive cash flow and profitability, our financial condition will ultimately be materially adversely affected, and we will be required to reduce expenses, including our investments in research and development or raise additional capital; our ability to support our operations and capital needs for at least the next twelve months through our available cash resources; our expectation that we will incur taxes based on our foreign operations in 2020; and our expectation that we will have a state tax provision in 2020.

Item 1.	Business
Overview
We were incorporated in Delaware in 1984 and are a leading inventor, developer, manufacturer and seller of components, subassemblies, head-worn and hand-held systems for soldier, avionic, armored vehicle and training & simulation military applications; 3D optical inspection systems; and industrial, public safety and consumer augmented reality (“AR”) and virtual reality (”VR”) wearable headsets systems.
Our primary sources of revenues are from the sale of display components and subassemblies for military and industrial applications. The components that we offer for sale consist of our proprietary miniature transmissive active-matrix liquid crystal displays (“AMLCD”), reflective liquid crystal on silicon (“LCOS”) displays, organic light emitting diode (“OLED”) displays, application specific integrated circuits (“ASICs”), backlights, and optical lenses. We refer to our AMLCD as “CyberDisplay®,” our LCOS displays/SLMs as “Time Domain ImagingTM technology”, and our OLED as “Lightning®TM displays”. Our transmissive AMLCDs are designed in Westborough, Massachusetts, have initial manufacturing steps performed in Asia and then are completed in our facilities in Westborough, Massachusetts. Our reflective LCOS microdisplays are designed in Dalgety Bay, Scotland, have initial manufacturing steps performed in Asia and are completed in our facilities in Dalgety Bay, Scotland. Our OLED displays are designed in our San Jose, California facility and manufactured in Asia. Our displays provide either color or monochrome images and are offered in a variety of sizes and resolutions. The display driver ASICs we offer are designed in our San Jose, California facility and are the electronic interfaces between our displays and the products into which the displays are incorporated. The optical lenses and backlights we offer are based on either our proprietary designs or designs we license from third parties. The ASICs, optical lenses, and backlights are manufactured by third parties based on our purchase orders.
Our components are sold separately or in subassemblies. For example, we offer a display as a single product, as a display module which includes a display, an optical lens and backlight contained in either plastic or metal housings, as a binocular display module which has two displays, lenses and backlights, and as a higher-level assembly which has additional components for military applications. Current products that include our AMLCD components going into devices that are manufactured by our customers include thermal weapon sights and fighter pilot helmets, industrial and public safety devices such as firefighter thermal camera enabled masks and augmented reality and virtual reality consumer products for recreational use and sport drones. Our LCOS products are also configured as Spatial Light Modulators (“SLMs”) and are used in industrial equipment for 3D optical inspection. Our OLED display was first introduced in 2017 and revenues from our OLED displays have, to date, primarily been from customer development programs. We believe the OLED displays have certain attributes that may make them superior for certain AR and VR applications, specifically high contrast ratio and wide viewing angle.
Our NVIS, Inc. (“NVIS”) subsidiary is a designer and manufacturer of military and industrial head-mounted and hand-held virtual reality products and training simulation military equipment located in Reston, Virginia. Depending on the size of the order, NVIS’s products are either manufactured in its Reston, Virginia facility or by a contract manufacturer in the U.S.A. NVIS products allow customers to visualize and interact with simulated 3D environments and equipment for training purposes. Our customers develop high-fidelity training and simulation applications that require high-performance visuals, intuitive controls, and unsurpassed customer support. Some of NVIS’s products include our LCOS displays.
We have designed systems that are focused on the emerging enterprise and consumer markets for head-worn, hands-free voice and gesture controlled wireless computing and communication devices. Our systems connect via a wire, Bluetooth or WiFi to a smartphone or similar device in order to access or transmit information from or to the Internet or devices that are in close proximity. We recently reduced our investments in designing new systems, other than systems developed by our NVIS subsidiary, in order to focus on our display component business, in particular our OLED displays. However, we continue to license our previously designed systems under agreements that may include a royalty payable to us and a purchase and supply agreement that requires our customer to buy our components for integration into their products. The licenses may convey the right of exclusivity for a particular market or geographic area. These products include our components and a variety of commercially available software packages and our proprietary software. Our business model is to license our concept systems or technologies to branded OEM customers who wish to develop and market head-worn products for both mobile enterprise and consumer applications.
Sales to significant non-affiliated customers for fiscal years 2019, 2018 and 2017, as a percentage of total revenues, is as follows:

	Sales as a Percent of Total Revenue
	Fiscal Year
Customer	2019	2018	2017
Military Customers in Total	30%	36%	48%
General Dynamics	*	11%	*
DRS Network & Imaging Systems, LLC	17%	*	10%
Collins Aerospace	*	20%	10%
U.S. Army	*	*	12%
RealWear, Inc.	20%	*	*
Funded Research and Development Contracts	17%	20%	11%
Note: The symbol “*” indicates that sales to that customer were less than 10% of the Company’s total revenues. The caption "Military Customers in Total" excludes research and development contracts.

Our fiscal year ends on the last Saturday in December. The fiscal years ended December 28, 2019, December 29, 2018, and December 30, 2017 are referred to herein as fiscal years 2019, 2018 and 2017, respectively. Our principal executive offices are located at 125 North Drive, Westborough, Massachusetts. Our telephone number is (508) 870-5959.
Solos Spinoff
On September 30, 2019, we entered into an Asset Purchase Agreement (the “Solos Purchase Agreement”) with Solos Technology Limited (“Solos Technology”). Pursuant to the Solos Purchase Agreement, we sold and licensed to Solos Technology certain assets of our SolosTM (“Solos”) product line and WhisperTM Audio (“Whisper”) technology. As consideration for the transaction, we received 1,172,000 common shares representing a 20.0% equity stake in Solos Technology’s parent company, Solos Incorporation (“Solos Inc.”). Our 20.0% equity stake will be maintained until Solos Inc. has raised a total of $7.5 million in equity financing, after which we will have to participate in future equity offerings or have our ownership percentage decline. We performed a fair market value assessment of our 20.0% ownership interest and recorded a gain on investment of $0.6 million as the basis in the assets transferred was zero. Our CEO and Chairman, Dr. John C.C. Fan, acquired an individual ownership interest of 15.5% (12.3% fully diluted) of Solos Inc. Two of Dr. Fan’s family members have also invested in Solos Inc., and collectively hold a 37.1% (29.5% fully diluted) ownership interest in Solos Inc.
We believe the disposition of the Solos product line will allow us to focus on our display products, while retaining the right to continue utilizing Whisper technology with our military and industrial customers, and reducing our development and personnel costs.
Industry Overview
The introduction and wide acceptance of the smartphone has generated advances in many technologies including smaller and cheaper electronic components, voice search engines and wireless 4G and soon, 5G networks. Smartphone adoption has also been the catalyst for the development of software for a wide-range of applications. Leveraging off of these advances and the growth of cloud computing, a new category of “Wearable” products is emerging. This emerging category of wearable systems can be used for hundreds of different applications by enterprise workers, public safety officials and consumers, bringing ever-increasing productivity, fun and convenience. These technologies can also be used by the military to improve communications and provide military personnel with enhanced situational awareness. Through the use of Wearable products users can have access to their applications and digital files, GPS, the Internet, phone, e-mail, etc., enabling an “always connected” work-style and lifestyle.

Wearable products include body-worn devices such as sensors, scanners and terminals which are sold to the military to improve soldier effectiveness, industrial markets to improve worker productivity, and to the consumer market to monitor health and fitness metrics such as heart rate, speed and temperature. We believe wireless smartphone makers are looking to create products that work as a complement to the smartphone or will eventually replace the smartphone with more convenient and powerful devices. We also believe that military, industrial and consumer companies are looking at augmented reality and virtual reality as new applications and computing platforms. In addition, wireless network companies are encouraging the development of more products and applications that utilize their network capacity and other companies are developing products which provide continuous access to digital content. In order for these markets to develop and grow, advances and investment in display technology, optics, application software, and wireless communications systems with greater bandwidth such as 5G networks will be necessary. These advances must increase performance but also lower cost.
Our Solution
Kopin Technology

Kopin technology includes components, subassemblies, and head-worn and hand-held systems. The components we offer for sale primarily consist of our small form factor AMLCD, LCOS and OLED displays and optical lenses. These are used in our customers’ products, such as headsets for field service personnel, medical professionals or drone racing viewers. We also offer backlights and ASIC’s which work with our AMLCD and LCOS displays. The subassemblies we offer combine one or two of our displays, backlight, ASIC, complex optics, and electronics in an assembly that is then included in a larger system, for example a thermal weapon sight or a targeting system in an armored vehicle.

Display Products

Small form factor displays used in near-eye applications are widely used in the military in many applications such as thermal weapon sights, avionic helmets and training and simulation systems. Small form factor near-eye displays currently have more limited use in consumer and industrial products such as digital still cameras and some augmented reality applications. We believe small form factor near-eye display are well suited for augmented and virtual reality consumer and industrial markets which we believe will grow in the coming years. We believe small form factor displays will be a critical component in the development of these markets. We believe our small form factor displays have certain advantages with respect to small size, resolution, brightness and low power consumption that are advantageous for product design and usage.

There are several microdisplay technologies commercially available including transmissive, reflective and emissive. Our principal display products are miniature high density color or monochrome AMLCDs that range from approximately 428 x 240 resolution to 2048 x 2048 resolution and are sold in either a transmissive or reflective format. We are developing emissive OLED displays with a resolution of 1280 x 720 (“720p”), 2048 x 2048 (“2K”) and 2560 x 2560 (“2.6K”). We sell our displays individually or in combination with our other components assembled in a unit. For example, we offer a display as a product, a module product unit that includes a single display, backlight and optics in a plastic housing, a binocular display module product that includes two displays, backlights and optics in a plastic housing, and a Higher-Level Assembly ("HLA") that contains a display, light emitting diode based illumination, optics, and electronics in a sealed housing, primarily for military applications.

Our transmissive display products, which we refer to as CyberDisplay® products, utilize high quality, single-crystal-on-silicon, which is the same high-quality silicon used in conventional integrated circuits. This single-crystal-silicon is not grown on glass; rather, it is first formed on a silicon wafer and patterned into an integrated circuit (including the active matrix, driver circuitry and other logic circuits) at an integrated circuit foundry. These processes enable the manufacture of miniature active matrix circuits, that are comparable to higher resolution displays relative to passive and other active matrix displays that are fabricated on glass. Our foundry partners fabricate integrated circuits for our CyberDisplay displays in their foundries in Taiwan. The fabricated wafers are then returned to our facilities, where we lift the integrated circuits off the silicon wafers and transfer them to glass using our proprietary Wafer Engineering technology. The transferred integrated circuits are then processed, packaged with liquid crystal and assembled into display panels at our Display Manufacturing Center in Westborough, Massachusetts.
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
The color CyberDisplay products generate colors by using color filters with a white backlight. Color filter technology is a process in which display pixels are patterned with materials, which selectively absorb or transmit the red, green or blue colors of light.
Our reflective LCOS display products are miniature high density, dual mode color sequential/monochrome reflective microdisplays with resolutions which range from approximately 1280 x 720 pixels ("720P") resolution to 2K x 2K resolution. These displays are manufactured at our facility in Scotland. Our reflective displays are based on a proprietary, high-speed, ferroelectric liquid crystal on silicon ("FLCOS") platform. Our digital software and logic-based drive electronics combined with the very fast switching binary liquid crystal enables our microdisplay to process images purely digitally and create red, green and blue gray scale in the time domain. This architecture has major advantages in visual performance over other liquid crystal, organic light-emitting diode and microelectromechanical systems-based technologies: precisely controlled full color or monochrome gray scale is achieved on a matrix of undivided high fill factor pixels, motion artifacts are reduced to an insignificant level and there are no sub-pixels, no moving mirrors and no analog conversions to detract from the quality of the image.
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
An OLED has the ability to emit light when electrical current flows through its electroluminescent layers as opposed to our AMLCD which requires a separate light source. Our OLED microdisplays have a top-emitting structure built on opaque silicon integrated circuits rather than on glass. Light from an OLED appears fairly evenly distributed in the forward directions and so a slight movement of the eye does not perceive the change in the image brightness or color, and therefore an OLED typically has a wider viewing angle than an AMLCD. OLED displays also have a much higher contrast ratio than AMLCDs, which is desirable for some user applications.
Kopin is aiming at disrupting the OLED microdisplay industry with a new fabless, scalable business model, the first, we believe, in the OLED microdisplay industry. We believe the partitioning of the OLED manufacturing into multiple parties, each focusing on their core competencies, can make a huge difference in the OLED microdisplay performance and supply chain, while reducing the capital cost and overhead costs of entering this business. Making OLED microdisplays consists of three major steps: designing backplane circuits, processing silicon wafers to generate backplane wafers, and deposition of OLED layers on silicon backplane wafers and packaging the displays. We believe backplane design is the most intellectual property-intensive (IP) area. Kopin has more than 20 patents granted or pending on the design of OLED backplanes to get low power consumption, high frame rates and more uniform display images. Kopin has established close relationships with multiple silicon foundries to produce the OLED backplane wafers. We believe Kopin's Lightning® backplane technology and the emergence of high-volume OLED manufacturing facilities can reduce the cost to manufacture OELD displays thereby expanding the applications for OLED microdisplays.
Our proprietary technology is in the design of the integrated circuits or “back plane”. We have engaged foundry services for the fabrication of the Lightning OLED back plane wafers. Our model is to sell these wafers to deposition foundries that deposit the organic material on the backplane and manufacture the displays. The deposition foundries will either sell the displays to their customer or to us for resale to our customers. We believe this outsourcing model allows us to leverage existing infrastructure to obtain lower cost manufacturing and avail ourselves of manufacturing technology improvements as they occur.
Currently Kopin has two OLED microdisplays on the market: a 2k display with 2048 x 2048 resolution in a 0.99” diagonal size, which is aimed at VR/MR applications; and a 720p display with 1280 x 720 resolution in a 0.49” diagonal size, which is aimed at AR applications. Kopin has also demonstrated a 2.6k display with 2560 x 2560 resolution in a 1.3” diagonal size at the CES 2020. Our OLED microdisplay has a combo CPHY/DPHY MIPI interface and DSC (display stream compression) to allow 120 Hz operation at the full resolution. This display is designed for high-end VR and content streaming applications.
Two of the biggest challenges for the OLED microdisplay for AR and VR applications is low brightness and short lifetime. Kopin is attacking both of these issues with a double OLED stack approach to solve this issue. All the OLED microdisplays commercially available in volume so far have been made with a single-stack OLED structure, namely consisting of one junction organic diode structure. A double-stack OLED consists of two OLED structures connected in series so that carriers (electrons-holes) pass through the double-stack OLED and generate photons twice, instead of once in a single-stack OLED structure. Our patent-pending backplane wafer technology is critical for us to create the double-stack structure necessary for high performance. The double-stack OLED microdisplays have exhibited far superior performance already and we believe they will improve further as the technology matures.
By offering transmissive, reflective and emissive microdisplay technologies, we can uniquely support whichever technology is best suited for a given application. Transmissive and reflective AMLCDs are typically used in bright light conditions as their brightness can be modulated over a wide range by controlling the backlight operation. OLED displays currently have less brightness range but offer superior contrast and response time characteristics and therefore are better suited in an immersive products environment that blocks out ambient light.
Optical Lenses and Backlights
We offer a variety of optical lenses some of which we have developed internally and others for which we license the rights to sell. We also offer a variety of backlights, some of which we have developed internally and some of which are “off-the-shelf” components. The lenses come in a variety of sizes with the smallest being our Pupil, followed by our Pearl, Prism, and Pancake lenses. The different sizes of lenses give us and our customers design flexibility when creating headset systems. There is a trade-off between the lens size and the size of the perceived image to the viewer. For example, a Pearl lens will provide the viewer with an image approximately equivalent to what the viewer would see looking directly at a smartphone, whereas a Prism lens will provide the viewer with an image approximately equivalent to what the viewer would see looking at a tablet computer. A Pearl lens, however, is smaller than a Prism and would enable a more fashionable design. Therefore, a customer designing a consumer-oriented product may choose a Pearl lens but a customer designing an enterprise-oriented product might choose a Prism Lens. We use third parties to manufacture these lenses.
Headset Systems
Our headset systems include:

•
Industrial headset reference design, called Golden-i, which is a complete head-worn computer that connects to the internet wirelessly and includes an optical pod with one of our display products, a microprocessor, battery, camera, memory and various commercially available software packages that we license;

•
Industrial headset reference design, called Golden-i™ Infinity, which is a device that attaches to a pair of safety glasses, includes an optical pod with one of our display products and a camera and is operated primarily through the use of voice; and

•
Training and simulation head-mounted display system with a 1280 x 1024 full color display with either a 50° diagonal field-of-view in see-through or immersive modes or a stereoscopic 60° diagonal field-of-view, built-in microphone and stereo headphones for professional augmented and virtual reality applications.

Except for Golden-i Infinity, our headsets receive, or transmit data, from or to the Internet by interfacing with a smartphone or similar device via WiFi or Bluetooth. Golden-i Infinity connects to a smartphone or similar device via wire to leverage the processing capabilities of the smartphone and make the device as small and light as possible. The display module or optical pod allows users to view the information such as maintenance diagrams and instruction sets, Internet data, emails, text messages, maps or other data at a “normal” size because of our specialized optics. Our industrial headsets provide the capability of viewing technical diagrams, by enabling the user to zoom in to see finer details or zoom out to see a larger perspective. Some of our headsets utilize operating system software we developed or outsource.
Strategy
Our commercial product strategy is to invent, develop, manufacture and sell leading-edge critical components and subassemblies that enable our customers to create differentiated wearable products in their respective markets, to license wearable headset computing system designs, such as Golden-i, to customers who wish to offer their own branded products that enable a better “always connected” experience and to develop, manufacture and sell headsets for the training and simulation market. Our military strategy is to work primarily with the U.S. military to determine its program needs several years in the future and develop products which meet those needs. The critical elements of our strategy include:

•
Broad Portfolio of Intellectual Property. We believe that our extensive portfolio of patents, trade secrets and non-patented know-how provides us with a competitive advantage in our markets and we have been accumulating, either by internal efforts or through acquisition, a significant patent and know-how portfolio. We own, exclusively license or have the exclusive right to sublicense approximately 200 patents and patent applications issued and/or pending worldwide. An important piece of our strategy is to continue to accumulate valuable patented and non-patented technical know-how relating to our microdisplays as well as other critical technologies for advanced wearable services.

•
Maintain Our Technological Leadership in Military and Industrial Markets.  We are a recognized leader in the design, development and manufacture of high resolution microdisplay components and subassemblies for military and industrial applications. We believe our ability to continue to develop components and subassemblies for military applications enhances our opportunity to grow within our other targeted markets, industrial and augments and virtual reality consumer markets. We perform research and development contracts for U.S. government agencies, such as the U.S. Night Vision Laboratory and the U.S. Department of Defense. Under these contracts, the U.S. Government funds a portion of our efforts to develop next-generation microdisplay related technologies for aviation systems such as fighter pilot helmets, soldier centric systems such as thermal weapon sights, training and simulation systems and military armored vehicles. This enables us to supplement our internal research and development budget with additional funding.

•
Understand Our Customer Needs.  We believe our system know-how, be it a consumer, industrial or military system is a compelling reason customers choose us as their supplier. Unlike many of our competitors we offer a range of display technologies, optics, backlights, ASICs and noise cancellation as either an individual component or in a system. Our human-factors and system understanding enables us to offer our customers valuable engineering services to solve their issues and reduce time to market for their products.

•
Internally Manufactured Products and Use of Third Party Manufacturing. We design and manufacture our transmissive and reflective display products in facilities that we lease and manage. However, the initial manufacturing steps are performed at capital-intensive Asian foundries. Our OLED displays are designed by us but we use foundry service to perform a substantial portion of the manufacturing. The use of these third party foundries reduces our investments in plant and equipment and working capital for new products and enables us to update designs as technology and manufacturing trends change.

Markets and Customers
Our business model is to primarily generate product revenues by selling display components and subassemblies to customers who offer military, industrial or consumer products and to a lesser extent license our system designs and know-how. We also enter into development contracts from customers to either design custom products for them or help them integrate our technology into their products (Funded Research and Development).
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
We have sold our AMLCD products to Collins Aerospace, Elbit, Raytheon Company and DRS RSTA Inc. for use in military applications, to Google, Vuzix, and RealWear for enterprise wearable products, and to Scott Safety for public safety applications. We have sold our LCOS display products to Saki, Jutze and Mirtec for use in 3D metrology equipment. Our revenues from our OLED displays have primarily been from development contracts with customers that are designing our displays into their products.
In order for our AMLCD display products to function properly in their intended applications, ASICs and backlights are generally required. Several companies have designed ASICs to work with our display products and our customers can procure these chip sets directly from the manufacturer or through us.
For fiscal years 2019, 2018 and 2017, sales to military customers, excluding research and development contracts, as a percentage of total revenue were 30%, 36% and 48%, respectively. For fiscal year 2019, RealWear and DRS Network & Imaging Systems LLC each accounted for approximately 20% and 17% of our revenue, respectively.
For fiscal years 2019, 2018 and 2017, research and development revenues, primarily from multiple contracts with various U.S. government agencies, accounted for approximately 17%, 20% and 11%, respectively, of our total revenues.
Product Development

We believe that continued introduction of new products in our target markets is essential to our growth. Our industrial and consumer products tend to have one to three year life cycles. We have assembled a group of highly skilled engineers who work internally as well as with our customers to continue our product development efforts. Our primary development efforts are focused on AMLCD display subassemblies for military applications and OLED display components for military, industrial and consumer applications.
Component Products
Our display product development efforts are focused towards continually enhancing the resolution, performance and manufacturability of our display products. A principal focus of this effort is the improvement of manufacturing processes for very small active matrix pixels with our eight-inch wafer manufacturing line. The pixel size of our current transmissive display products ranges from 6.8 to 15 microns. These pixel sizes are much smaller than a pixel size of approximately 100 microns in a typical laptop computer display. The resolutions of our current commercially available AMLCD display products are 320 x 240, 432 x 240, 640 x 360, 640 x 480, 854 x 480, 800 x 600, 1,280 x 720,1,280 x 1,024 and 2048 x 2048. We are also working on further decreasing the power consumption of our display products. The pixel size of our current reflective display products ranges from 8.2 to 13.6 microns. The resolutions of our current commercially available reflective display products are 1,280 x 768, 1,280 x 1,024, 2,048 x 1,536, 2048 x 2048 pixels, 2,560 x 1,440 pixels. The pixel size of our current OLED displays range from 8.4 to 9.2 microns with resolutions of 1,280 x 720, 2048 x 2048 and 2,560 x 2,560. Additional display development efforts include expanding the resolutions offered, increasing the quantity of display active matrix pixel arrays processed on each wafer by further reducing the display size, increasing the light throughput of our pixels, increasing manufacturing yields, and increasing the functionality of our products.

We offer components such as our optical lenses, backlights and ASICs, manufactured to our specifications, which we then buy and resell. The components which are made to order include either intellectual property we developed or that we license from third parties.
Funded Research and Development
We have entered into various development contracts with agencies and prime contractors of the U.S. government and commercial customers. These contracts help support the continued development of our core technologies. We intend to continue to pursue development contracts for applications that relate to our commercial and military product applications. Our contracts contain certain milestones relating to technology development and may be terminated prior to completion of funding. Our funded development projects often lead to a product or component supply agreement. Our policy is to retain our proprietary rights with respect to the principal commercial applications of our technology, however, we are not always able to retain our proprietary rights. To the extent technology development has been funded by a U.S. federal agency, under applicable U.S. federal laws the federal agency that provided the funding has the right to obtain a non-exclusive, non-transferable, irrevocable, fully paid license to practice or have practiced this technology for governmental use. For our commercial development agreements customers often obtain exclusive rights to a particular display or technology that is developed either permanently or for some period of time. Revenues attributable to research and development contracts for fiscal years 2019, 2018 and 2017 totaled $5.0 million, $5.3 million and $2.9 million, respectively.
Competition
The general commercial display market is highly competitive and is currently dominated by large Asian-based electronics companies including AUO, BOE Technology Group, Himax, LG Display, Samsung, Sharp, Seiko and Sony. The display market consists of multiple segments, each focusing on different end-user applications applying different technologies. Competition in the display field is based on price and performance characteristics, product quality, size and the ability to deliver products in a timely fashion. The success of our display product offerings will also depend upon the adoption of our display products by consumers as an alternative to traditional active matrix LCDs or OLEDs and upon our ability to compete against other types of well-established display products and new emerging display products. Particularly significant is a consumer's willingness to use a near eye display device, as opposed to a direct view display which may be viewed from a distance of several inches to several feet. In addition, companies such as Samsung and Oculus are offering products which use a cell phone or a cell phone display to provide the image. Cell phone displays typically have lower resolution and greater image latency than our products but are lower in cost on a per square inch basis. We cannot be certain that we will be able to compete against these companies and technologies, or that the consumer will accept the use of such eyewear in general or our customer's product form-factor specifically.
There are also a number of AMLCD, LCOS, OLED and alternative display technologies in development and production. These technologies include plasma, micro light emitting diodes (“LEDs”) and virtual retinal displays, some of which target the high performance small form-factor display markets in which our military and industrial display products are sold. There are many large and small companies that manufacture or have in development products based on these technologies. Our display products will compete with other displays utilizing these and other competing display technologies.
There are many companies whose sole business is the development and manufacture of optical lenses, backlights, and ASICs. These companies may have significantly more intellectual property and experience than we do in the design and development of these components. We do not manufacture optical lenses, backlights, or ASICs but we either have them made to our specifications or buy standard off-the-shelf products.
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
We are also subject to federal International Traffic in Arms Regulations ("ITAR") laws which regulate the export of technical data and export of products to other nations which may use such data or products for military purposes. The failure to comply with present or future regulations could result in fines being imposed on us, suspension of production, or a cessation of operations. Any failure on our part to obtain any required licenses for the export of technical data and/or export of our products or to otherwise comply with ITAR, could subject us to significant future liabilities. In addition, we cannot be certain that we have not in the past violated applicable laws or regulations, which violations could result in required remediation or other liabilities.
We are also subject to federal importation laws which regulate the importation of raw materials and equipment from other nations which are used in our products. The failure to comply with present or future regulations could result in fines being imposed on us, suspension of production, or a cessation of operations.
Investments in Related Businesses
On September 30, 2019 we entered into the Solos Purchase Agreement with Solos Technology, pursuant to which we sold and licensed to Solos Technology certain assets of our Solos product line and Whisper technology. As consideration for the transaction we received 1,172,000 common shares representing a 20.0% equity stake in the Solos Technology's parent company, Solos Inc. Our 20.0% equity stake will be maintained until Solos Inc. has raised a total of $7.5 million in equity financing after which we will have to participate in future equity offerings or have our ownership percentage decline. We performed a fair market value assessment of our 20.0% ownership interest and recorded a gain on investment of $0.6 million as the basis of assets transferred was zero.
We acquired an equity interest in a company in the first quarter of 2018 for $1.0 million and the Company also contributed certain intellectual property. As of December 28, 2019, we own an 11% interest in this investment and the carrying value of our investment is $3.6 million.
We licensed certain intellectual property to RealWear, Inc. ("RealWear") and received a warrant to exercise 15% of the equity in RealWear's next equity offering. We exercised the warrant in the second quarter of 2018 and received 15% of the shares in the equity offering. In 2019 we made an additional equity investment in RealWear of $2.5 million as part of an equity raise by the company. In the fourth quarter of 2019 Kopin reviewed the financial condition and other factors of RealWear and as a result, in the fourth quarter of 2019, we recorded an impairment charge of $5.2 million to reduce our investment in RealWear to zero as of December 28, 2019.
In March 2017, we purchased 100% of the outstanding stock of NVIS, a producer of virtual reality systems for 3D applications, for $3.7 million. As part of the purchase, we agreed to pay an additional $2.0 million if certain future operating performance milestones are met and the selling shareholders remain employed with NVIS through March 2020. As of December 28, 2019, we estimate that the former owners have earned approximately $1.8 million of the $2.0 million and we have paid $1.3 million of the $2.0 million. As there is a requirement to remain employed to earn the contingent payments, these contingent payments are treated as compensation expense. We consolidate NVIS’ financial results within our consolidated financial statement.
We own 100% of the outstanding common stock of Forth Dimension Displays Ltd. ("FDD") and 80% of the outstanding common stock of e-MDT America ("eMDT") and we consolidate their financial results within our consolidated financial statements.
We have liquidated our subsidiary, Kowon, in December of 2018 and our subsidiary, Kopin Software Ltd., in Q3 2019.

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
Employees
As of December 28, 2019, our consolidated business employed 153 individuals. Of these employees, eight hold Ph.D. degrees in Material Science, Electrical Engineering or Physics. Our management and professional employees have significant prior experience in semiconductor materials, device transistor and display processing, manufacturing and other related technologies. Our employees are located in the U.S., Europe and Asia and the laws regarding employee relationships are different by jurisdiction. None of our employees are covered by a collective bargaining agreement. We consider relations with our employees to be good.
Sources and Availability of Raw Materials and Components
We rely on third party independent contractors for certain integrated circuit chip sets and other critical raw materials such as special glasses, wafers and chemicals. In addition, our higher-level CyberDisplay assemblies, binocular display module, and other modules include lenses, backlights, printed circuit boards and other components that we purchase from third-party suppliers. Some of these third-party contractors and suppliers are small companies with limited financial resources. In addition, relative to the commercial market, our military customers typically buy a small number of units which prevents us from qualifying and buying components economically from multiple vendors. As a result, we are highly dependent on a select number of third-party contractors and suppliers.
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

Information about our Executive Officers
The following sets forth certain information with regard to our executive officers as of March 11, 2020 (ages are as of December 28, 2019):

John C.C. Fan, age 76		Bor-Yeu Tsaur, age 64
●	President, Chief Executive Officer and Chairman	●	Executive Vice President—Display Operations
●	Founded Kopin in 1984	●	Joined Kopin in 1997

Richard A. Sneider, age 59		Hong Choi, age 68
●	Treasurer and Chief Financial Officer	●	Vice President and Chief Technology Officer
●	Joined Kopin in 1998	●	Joined Kopin in 2000

Paul C. Baker, age 57
●	Strategic Business Officer
●	Joined Kopin in 2014

Item 1A.	Risk Factors
Our management has identified a material weakness in our internal control over financial reporting and has concluded that, due to such material weakness, our disclosure controls and procedures were not effective as of the end of our most recent fiscal year, December 28, 2019. If not remediated, our failure to establish and maintain effective disclosure controls and procedures and internal control over financial reporting could result in material misstatements in our financial statements and a failure to meet our reporting and financial obligations, each of which could have a material adverse effect on our financial condition and the trading price of our common stock. As discussed in Item 9A. “Controls and Procedures” in Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the fiscal year ended December 29, 2018, we had re-evaluated our internal control over financial reporting and our disclosure controls and procedures and concluded that they were not effective as of December 29, 2018 because of a material weakness. As discussed below in Item 9A. “Controls and Procedures” in this Form 10-K, our management concluded that, as of December 28, 2019, internal control over financial reporting was not effective because of that same material weakness. A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As of December 28, 2019, we have not had sufficient opportunity to test whether our corrective actions have remedied the material weakness, and therefore management concluded that the material weakness has not been remedied as of December 28, 2019. We are committed and are taking steps necessary to remediate the control deficiencies that constituted the material weakness by implementing changes to our internal control over financial reporting. We are in the process of designing and implementing measures to remediate the underlying causes of the control deficiencies that gave rise to the material weakness.
If our stock price continues to remain below $1.00, our common stock may be subject to delisting from The Nasdaq Stock Market. On October 9, 2019, we received a notice from The Nasdaq Stock Market (“Nasdaq”) that the Company is not in compliance with Nasdaq’s Listing Rule 5450(a)(1), as the minimum bid price of the Company’s common stock had been below $1.00 per share for 30 consecutive business days. The notification of noncompliance has no immediate effect on the listing or trading of Kopin’s common stock on the Nasdaq Global Market under the symbol “KOPN.” The Company has 180 calendar days, or until April 6, 2020, to achieve compliance with the minimum bid price requirement. To regain compliance, the minimum bid price of Kopin’s common stock must meet or exceed $1.00 per share for a minimum ten consecutive business days during this 180-day grace period. The Company’s failure to regain compliance during this period could result in delisting. A special meeting of stockholders was held on March 2, 2020 where stockholders of record as of the record date of January 13, 2020 approved an amendment to our Amended and Restated Certificate of Incorporation to effect a reverse stock split of our issued and outstanding shares of our common stock, par value $.01 per share, by a ratio of between one-for-two and one-for-twenty, inclusive, with the exact ratio to be set at a whole number to be determined by our Board of Directors or a duly authorized committee thereof in its discretion, at any time after approval of the amendment. We believe that such a reverse stock split, if effected, will cause our common stock to trade at a price above $1.00 per share. However, there can be no assurance that our stock price will increase to above $1.00 per share, whether as a result of a reverse stock split or otherwise, or that we will be able to regain compliance with Nasdaq’s rule or will otherwise be in compliance with other Nasdaq listing criteria.
We have experienced a history of losses, have a significant accumulated deficit, have had negative cash flow from operating activities in 2019, 2018, and 2017, and expect to have negative cash flow from operating activities in 2020. Since inception, we have incurred significant net operating losses. As of December 28, 2019, we had an accumulated deficit of $301.2 million. At December 28, 2019 and December 29, 2018, we had $21.8 million and $37.2 million of cash and cash equivalents and marketable securities, respectively. For the years 2019 and 2018, net cash used in operating activities was $21.0 million and $28.1 million, respectively. The decline in our cash and cash equivalents and marketable securities is primarily a result of funding our operating losses, of which a significant component is our investments in research and development. We plan to continue to invest in research and development even during periods when we are not profitable, which may result in our incurring losses from operations and negative cash flow. If we do not soon achieve and maintain positive cash flow and profitability, our financial condition will ultimately be materially and adversely affected, and we will be required to raise additional capital. We may not be able to raise any necessary capital on commercially reasonable terms or at all. If we fail to achieve or maintain profitability on a quarterly or annual basis within the timeframe expected by investors, the market price of our common stock may decline.

Our history of net operating losses and our accumulated deficit raise doubt regarding our ability to continue as a going concern. If we do not continue as a going concern, investors could lose their entire investment. Our ability to continue as a going concern is dependent upon our becoming profitable in the future or to obtain the necessary capital to meet our obligations and repay our liabilities when they become due. Our determination of doubt as a going concern could materially limit our ability to raise additional funds through the issuance of equity securities or otherwise. There can be no assurance that we will ever become profitable or continue as a going concern.

Our revenues and cash flows could be negatively affected if sales of our Display products for military applications significantly decline. The sale of our display products to the military for use in thermal weapon sights and avionic helmets have been a primary source of our military revenues and cash flows over the last several years. We currently are designed in certain systems and are in qualification for other certain systems in the Family Weapon Sight ("FWS") program, which we believe is the next significant government procurement program that will use our technology. We may not be awarded contracts for the systems we are in qualification for, and for the systems we are qualified for we may only be awarded a portion of the program as the U.S. military looks to have multiple sources when possible. In addition, the government could postpone or cancel the programs. Our ability to generate revenues and cash flow from sales to the U.S. military depends on our Display products being qualified and remaining qualified in the F-35 Strike Fighter, FWS and other U.S. military programs and on the U.S. military funding these programs. We believe the U.S. military is evaluating alternative display technologies for the F-35 Strike Fighter program. Our ability to generate revenues and cash flow from sales to the U.S. military also depends on winning contracts over our competitors. If we are unable to be qualified into new U.S. military programs, remain qualified in existing programs, or win orders against our competition, or if military programs are not funded, then our ability to generate revenues and achieve profitability and positive cash flow will be negatively impacted.

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

We may be unable to adequately control purchase pricing of certain critical materials, which may materially adversely affect our sales or profitability.  We have no long term pricing contracts on foundry wafers and certain other materials that represent a significant portion of product BoM costs. We cannot provide assurance against supplier price increases that negatively impact the cost of producing products, which may adversely affect sales or profitability. Finding and/or qualifying a more cost-effective replacement supplier may take significant time.

Our investments in the development and sale of OLED microdisplays may not be successful which may materially adversely affect our sales, profitability and cash flow. We historically have sold products that incorporate our proprietary AMLCDs. We believe that for certain applications OLED microdisplays have performance advantages and we believe some customers will want to switch from AMCLDs to OLED microdisplays in the next two to three years. We are in the process of designing and developing OLED microdisplays. Our plan is to outsource the production of the OLED microdisplays. We have little experience in production outsourcing. We expect to make significant monetary investments in the development of OLED microdisplays. If we are unsuccessful in designing and developing OLED microdisplays or if we are unable to find cost-effective third party production partners our sales and profitability may be negatively affected.

We depend on third parties to provide integrated circuit chip sets and critical raw materials and we periodically receive “end of life” notices from suppliers that they will no longer be providing a raw material. We do not manufacture the integrated circuit chip sets that are used to electronically interface between our display products and our customers’ products. Instead, we rely on third party independent contractors for these integrated circuit chip sets. We purchase critical raw materials such as special glasses, special silicon on insulator ("SOI") wafers, light emitting diodes, adhesives, chemicals, lenses, backlights, printed circuit boards and other components from third party suppliers. Some of these third party contractors and suppliers are small companies with limited financial resources. In addition, relative to the commercial market, the military buys a small number of units, which prevents us from qualifying and buying components economically from multiple vendors. We periodically receive notices from suppliers of our critical raw materials regarding their plans to stop selling those raw materials. This requires us to identify another raw material and/or raw material supplier to replace the discontinued item/supplier, which would then require us to internally re-qualify the product with the new material as well as possibly re-qualify the product with our customer. If any of these third party contractors or suppliers were unable or unwilling to supply these integrated circuit chip sets or critical raw materials to us, whether for business or regulatory reasons, we would be unable to manufacture and sell our display products until a replacement material could be found. We may not be able to find a replacement material or if we are able to find a replacement material we may be unable to sell our products until they have been qualified both internally and with the customer. Lower volume purchases may make it uneconomical for some of our suppliers to provide the raw materials we need. We cannot assure investors that a replacement third party contractor or supplier could be found on reasonable terms or in a timely manner. Any interruption in our ability to manufacture and distribute our display products could cause our display business to be unsuccessful and the price of our common stock may decline.

Widespread health problems, such as the outbreak and spread of the coronavirus, could materially adversely affect our business. The initial manufacturing steps for our AMLCD display products, our primary source of revenues, are performed in Taiwan and the product is then sent to the U.S. for completion. To complete the display in the USA we need to source raw materials and components from Asia. The initial manufacturing steps for our new OLED displays are performed in Asia and then sent to China for substantial completion. In addition, certain of our logistics and shipping operations are in Hong Kong. We also have other operations in Asia. We have many customers in Asia. Pandemics and epidemics such as the current coronavirus outbreak or other widespread public health problems could negatively affect our business. If, for example, the coronavirus progresses in ways that disrupts the manufacture or shipment of our products or otherwise disrupt our operations, such disruption may materially negatively affect our operating results for 2020 and possible subsequent periods, including billings, revenue, gross margins, operating margins, cash flows and other operating results and our overall business. If the coronavirus spreads in ways that continue to negatively affect the overall economy and buying patterns of partners or potential customers, this would negatively affect, and may materially negatively affect, our sales, operating results or business. If the spread of the coronavirus limits the manufacturing of our products, by limiting components available this likely would result in lower revenue and would negatively affect, and may materially negatively affect, our operating results, cash flow and business.

The markets in which we operate are highly competitive and rapidly changing and we may be unable to compete successfully. There are a number of companies that develop or may develop products that compete in our targeted markets. The individual components that we offer for sale (displays, optical lenses, backlights and ASICs) are also offered by companies whose sole business focuses on that individual component. For example, there are companies whose sole business is to sell optical lenses. Accordingly, our strategy requires us to develop technologies and to compete in multiple markets. Some of our competitors are much larger than we are and have significantly greater financial, development and marketing resources than we do. The competition in these markets could adversely affect our operating results by reducing the volume of the products we sell or the prices we can charge. These competitors may be able to respond more rapidly than us to new or emerging technologies or changes in customer requirements. They may also devote greater resources to the development, promotion and sale of their products than we do.

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

A disruption to our information technology systems could significantly impact our operations, revenue and profitability. Our data processing systems and our Enterprise Resource Planning (“ERP”) software are cloud-based and hosted by third parties. We also use software packages that are no longer supported by their developer. We have experienced short-term (i.e., a few days) interruptions in our Internet connectivity. An interruption of the third party systems or the infrastructure that allows us to connect to the third party systems for an extended period may affect our ability to operate our business and process transactions, which could result in a decline in sales and affect our ability to achieve or maintain profitability.

If our information technology security systems were penetrated and confidential and or proprietary information were taken, we could be subject to fines, lawsuits and loss of customers. Significantly larger organizations with much greater resources than us have been the victim of cybercrimes. We routinely receive emails probing our Internet security, and our Internet security systems have detected outside organizations attempting to install Trojan virus software packages in our systems. We rely on our electronic information systems to perform the routine transactions to run our business. We transact business over the Internet with customers, vendors and our subsidiaries and have implemented security measures to protect unauthorized access to this information. We have also implemented security policies that limit access via the Internet from the Company to the outside world based on the individual’s position in the Company. We routinely receive security patches from software providers for the software we use. Our primary concerns are inappropriate access to personnel information, information covered under the International Traffic in Arms Regulation, product designs and manufacturing information, financial information and our intellectual property, trade secrets and know-how.

We may not achieve some or all of the anticipated benefits of sale of our Solos product line and Whisper technology, which may adversely affect our business. On September 30, 2019 we entered into the Solos Purchase Agreement with Solos Technology, pursuant to which we sold and licensed certain assets of our Solos product line and Whisper technology. We will also receive a royalty in the single digits on the net sales amount of Solos products for a three-year period, after commencement of commercial production. As consideration for the transaction, we received 1,172,000 common shares representing a 20.0% equity stake in Solos Technology’s parent company, Solos Inc. Our 20.0% equity stake will be maintained until Solos Inc. has raised a total of $7.5 million in equity financing, after which we will have to participate in future equity offerings or have our ownership percentage decline. We may not be able to achieve the full strategic, financial or other benefits expected to result from the Solos Purchase Agreement, or such benefits may be delayed or not occur at all. Specifically, (i) we may not derive any royalty revenue from the net sales amount of Solos products if little or no such sales occur, and (ii) the equity stake we have in Solos Inc. may decrease in value or lose its value completely. If we fail to achieve some or all of the expected benefits of the separation, or if such benefits are delayed, our business, financial condition, results of operations and the value of our stock could be adversely affected.

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

Our products could infringe on the intellectual property rights of others. Companies in the display industry steadfastly pursue and protect their intellectual property rights. This has resulted in considerable and costly litigation to determine the validity and enforceability of patents and claims by third parties of infringement of patents or other intellectual property. Our products could be found to infringe on the intellectual property rights of others. Other companies may hold or obtain patents on inventions or other proprietary rights in technology necessary for our business. Periodically, companies inquire about our products and technology in their attempts to assess whether we violate their intellectual property rights. If we are forced to defend against patent infringement claims, we may face costly litigation, diversion of technical and management personnel, and product shipment delays, even if the allegations of infringement are unwarranted. If there are one or more successful claims of infringement against us and we are unable to develop non-infringing technology or license the infringed or similar technology on a timely basis, or if we are required to cease using one or more of our business or product names due to a successful trademark infringement claim against us, our business could be adversely affected. We are currently involved in an intellectual property dispute with Blue Radios, Inc., as described under Item 3. Legal Proceedings. If the outcome of such dispute is adverse to us, our business could be adversely affected.

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

Customer demands and new regulations related to conflict-free minerals may adversely affect us. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) imposes disclosure requirements regarding the use of “conflict” minerals mined from the Democratic Republic of Congo and adjoining countries in products, whether or not these products are manufactured by third parties. These requirements could affect the pricing, sourcing and availability of minerals used in the manufacture of semiconductor devices (including our products). We have incurred additional costs associated with complying with the disclosure requirements, such as costs related to determining the source of any conflict minerals used in our products. Our supply chain is complex and we may be unable to verify the origins for all metals used in our products. We purchase materials from foreign sources that may not cooperate and provide us with the necessary information to allow us to comply with the Dodd-Frank Act. This may require us to find alternative sources, which could delay product shipments. We may also encounter challenges with our customers and stockholders if we are unable to certify that our products are conflict-free.

Changes in tax laws, unfavorable resolution of tax examinations, or exposure to additional tax liabilities could have a material adverse effect on our results of operations, financial condition and liquidity. We are subject to taxes in the U.S., Korea, China and the United Kingdom. Governments in the jurisdictions in which we operate implement changes to tax laws and regulations periodically. Any implementation of tax laws that fundamentally change the taxation of corporations in the U.S. or in the foreign jurisdictions in which we operate could materially affect our effective tax rate and could have a significant adverse impact on our financial results.

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

Our operations are subject to political, legal and economic risks and natural disasters, which could adversely affect our business, results of operations, financial condition and prospects. Credit rating downgrades in certain European countries and/or speculation regarding changes to the composition or viability of the EU create uncertain global economic conditions. The UK’s decision to voluntarily exit from the EU, generally referred to as the “Brexit,” may trigger short-term financial volatility, including a decline in the value of the Great Britain Pound in comparison to both the U.S. dollar and the Euro. Despite the UK having formally left the EU in January 2020, the future effects of Brexit remain uncertain and will depend on, among other things, the terms of any agreements the UK enters into governing UK access to EU and other markets either during the transitional period that is currently scheduled to end on December 31, 2020. The ongoing uncertainty could have a negative economic impact and result in further volatility in the markets for several years. The impact of the Brexit referendum and such ongoing uncertainty may result in various economic and financial consequences for businesses operating in the UK, the EU and beyond. We hold significant assets in the UK and operate a UK subsidiary, and the future impacts of the Brexit and the continued uncertainty surrounding the EU could have a material impact on our business, financial condition, results of operations and cash flows.

Changes in government trade policies may increase the cost of our products, which may materially adversely affect our sales or profitability. We depend on a Taiwanese foundry for the manufacture of integrated circuits for our AMLCD display products and on Chinese and Korean foundries for our OLED display products. The U.S. and China have recently engaged in trade negotiations, the outcome of which remains uncertain. The U.S. has imposed, among other actions, new or higher tariffs on specified imported products originating from China in response to what it characterizes as unfair trade practices, and China has responded by proposing or implementing new or higher tariffs on specified products imported from the U.S. Tariffs on components that we import from China or other nations that have imposed, or may in the future impose, tariffs have in some case and may in the future cause our expenses to increase, which would adversely affect our profitability unless we were able to exclude our products from the tariffs or we raise prices for our products, which may result in our products becoming less attractive relative to products offered by our competitors. In addition, future actions or escalations by either the U.S. or China that affect trade relations may also affect our business or that of our suppliers or customers, and we cannot provide any assurances as to whether such actions will occur or the form that they may take. Moreover, it is uncertain to what extent, if any, the U.S. tariffs on components that we import from China will affect the Taiwanese foundries on which we depend, in part because many Taiwanese foundries conduct parts of their manufacturing in China.

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
We lease our 74,000 square foot production facility in Westborough, Massachusetts, 10,000 square feet of which is contiguous environmentally controlled production clean rooms operated between Class 10 and Class 1,000 levels. In addition to our Massachusetts facility, we lease a 10,000 square foot facility in San Jose, California which houses our OLED design team and ASIC development. We also have a lease in Tokyo, Japan.
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
On October 11, 2016, the Company filed its Answer and Affirmative Defenses. The parties completed expert depositions on November 15, 2019. On December 2, 2019, the Company filed a Motion for Partial Summary Judgment requesting the Court dismiss counts 2-7 in their entirety and counts 1 and 8 in part. BlueRadios also filed a Motion for Partial Summary Judgment alleging it is the co-owner of U.S. Patent No. 8,909,296. Responses to the Motions for Partial Summary Judgment were filed on January 15, 2020, and replies were filed on February 19, 2020.  A trial date has not yet been set by the Court. The Company has not concluded a loss from this matter is probable; therefore, we have not recorded an accrual for litigation or claims related to this matter for the period ended December 28, 2019. The Company will continue to evaluate information as it becomes known and will record an estimate for losses at the time or times when it is both probable that a loss has been incurred and the amount of the loss is reasonably estimable.

Item 4.	Mine Safety Disclosures
Not applicable.

Part II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the Nasdaq Global Market under the symbol “KOPN”.
As of March 9, 2020, there were approximately 84,914,040 stockholders of record of our common stock, which does not reflect those shares held beneficially or those shares held in “street” name.
We have not paid cash dividends in the past, nor do we expect to pay cash dividends for the foreseeable future. We anticipate that earnings, if any, will be retained for the development of our businesses.
Equity Compensation Plan Information
The following table sets forth information as of December 28, 2019 about shares of the Company’s common stock issuable upon exercise of outstanding options, warrants and rights and available for issuance under our existing equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (b)
Equity compensation plans approved by security holders	—	$—	1,410,362	(1)
Equity compensation plans not approved by security holders	—	—	—
 (1)    Amount includes shares available under the 2010 Equity Incentive Plan.

Company Stock Performance
The following graph shows a five-year comparison of cumulative total shareholder return for the Company, the Nasdaq US Benchmark TR Index and the S&P 500 Information Technology index. The graph assumes $100 was invested in each of the Company’s common stock, the Nasdaq US Benchmark TR Index and the S&P 500 Information Technology index on December 31, 2014. Data points on the graph are annual. Note that historical price performance is not necessarily indicative of future performance.

Item 6.	Selected Financial Data
This information should be read in conjunction with our consolidated financial statements and notes thereto, and our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Form 10-K.

	Fiscal Year Ended
(in thousands, except per share data)	2019	2018(1)	2017	2016	2015
Statement of Operations Data:
Total revenues	$29,519	$24,465	$27,841	$22,643	$32,054
Loss from operations	(26,380)	(39,967)	(30,298)	(20,473)	(25,237)
Total non-operating (expense) income, net	(2,887)	5,514	1,955	571	10,416
Tax (provision) benefit	(108)	(30)	2,963	(3,130)	25
Net loss	(29,374)	(34,482)	(25,380)	(23,031)	(14,843)
Net loss attributable to the controlling interest	(29,506)	(34,534)	(25,240)	(23,568)	(14,693)
Basic and diluted loss per share attributable to Kopin Corporation common stockholders	$(0.37)	$(0.47)	$(0.36)	$(0.37)	$(0.23)
Weighted average basic and diluted common shares outstanding	80,282	73,157	69,915	64,045	63,466

	Fiscal Year Ended
(in thousands)	2019	2018 (1)	2017	2016	2015
Balance Sheet Data:
Cash and cash equivalents and marketable debt securities	$21,782	$37,244	$68,756	$77,198	$80,711
Working capital	22,455	39,037	67,636	70,028	89,879
Total assets	43,047	59,549	91,322	87,832	106,060
Long-term obligations	3,145	1,469	1,839	247	298
Total Kopin Corporation stockholders’ equity	$28,609	$47,862	$76,763	$72,742	$93,539

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
Overview
The following discussion should be read in conjunction with our consolidated financial statements and notes to those statements and other financial information appearing elsewhere in this Form 10-K. The following discussion contains forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a number of factors, including the risks discussed in Item 1A “Risk Factors,” and elsewhere in this Form 10-K. Please refer to our cautionary note on Forward Looking Statements on page 3 of this Form 10-K.
We are a leading developer, manufacturer and seller of miniature displays and optical lenses (our “components”) for sale as individual displays, components, modules or higher-level subassemblies. We also license our intellectual property through technology license agreements. Our component products are used in highly demanding high-resolution portable military, enterprise and consumer electronic applications, training and simulation equipment and 3D metrology equipment. Our products enable our customers to develop and market an improved generation of products for these target applications.
Our component products are used in highly demanding high-resolution portable military, enterprise and consumer electronic applications, training and simulation equipment and 3D metrology equipment. Our products enable our customers to develop and market an improved generation of products for these target applications.
Critical Accounting Estimates
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
Revenue Recognition
Substantially all of our product revenues are primarily derived from the sales of microdisplays, which are sold as individual displays, modules which include electronics and optics, or higher-level subassemblies for use in military, industrial and consumer near-eye applications such as avionic helmets, thermal weapon sights or virtual reality headsets. We also have development contracts for the design, manufacture and modification of products for the U.S. government or a prime contractor for the U.S. government or for a customer that sells into the industrial or consumer markets. The Company's contracts with the U.S. government are typically subject to the Federal Acquisition Regulations ("FAR") and are priced based on estimated or actual costs of producing goods. The FAR provides guidance on the types of costs that are allowable in establishing prices for goods provided under U.S. government contracts. The pricing for non-U.S. government contracts is based on the specific negotiations with each customer.
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
The Company also licenses its intellectual property through technology license agreements which provides the customer the right to use our IP as it exists at a point in time. These agreements may include other performance obligations including the sale of product to the customer. The satisfaction of the Company's performance obligation, and related recognition of revenue, occurs when the IP is delivered to the customer, the license period has begun and there are no additional performance obligations in the agreement. When the license is distinct from other obligations in the agreement, the Company treats the license and other performance obligations as separate performance obligations. Accordingly, the license is recognized at a point in time or over time based on the standalone selling price. Under certain license agreements, we may receive royalties based on the sales of the licensed product. We recognize royalty revenue upon the later of when the related sales occur, or when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). Under our current license agreements for which a royalty exists, we have recorded revenue when the related sales by our customer occurs because the performance obligation related to the delivery of the license to the customer has been satisfied.
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
The Company performs impairment tests of goodwill at its reporting unit level. The goodwill valuations that are utilized to test these assets for impairment are depending on a number of significant estimates and assumptions, including macroeconomic conditions, overall growth rates, competitive activities, cost containment, Company business plans and the discount rate applied to cash flows. We believe these estimates and assumptions are reasonable and are comparable to those that would be used by other market participants. However, actual events and results could differ substantially from those used in our valuations. As of December 28, 2019, the ending balance of goodwill was zero.
Results of Operations
We have two principal sources of revenues: product revenues and research and development revenues. Research and development revenues consist primarily of development contracts with agencies or prime contractors of the U.S. government and commercial enterprises.
We manufacture transmissive microdisplays and reflective microdisplays. Our commercial and military transmissive display production is being performed entirely in our Westborough, Massachusetts facility. FDD, our wholly-owned subsidiary, manufactures our reflective microdisplays in its facility located in Scotland. In 2017, we commenced development of OLED displays which are designed by us and manufactured by third parties for us.
We are a display supplier for the U.S. Army’s Family of Weapon Sights Individual program and are undergoing qualification for the FWS - Crew Served variant. We are also in development for a new series of displays for armored vehicles under the M1A2 program. The FWS, M1A2 and our existing production avionic programs are expected to increase production for the next several years. There are other firms offering products which compete against us in the military programs and all of the programs we supply product to are subject to the U.S. government military budget and procurement process. Accordingly, there can be no assurances we will continue to ship under our military contracts.
We offer microdisplays and optical lenses for use in consumer, enterprise and public safety products and systems which are targeted at augmented and virtual reality markets, among other areas. We refer to the sale of microdisplays and optical lenses as our component sales. We also offer head mounted, voice and gesture controlled, hands-free headset system designs that include our components and software for consumer and enterprise applications
Because our fiscal year ends on the last Saturday of December every seven years we have a fiscal year with 53 weeks. Our fiscal years 2019, 2018, and 2017 were each 52 week years.
Revenues.    Our revenues by display application, which include product sales and amounts earned from research and development contracts, for fiscal years 2019, 2018 and 2017 by category, were as follows:

(In thousands)	2019	2018	2017
Military	$8,729	$8,724	$13,438
Industrial	9,717	6,066	5,478
Consumer	1,777	4,146	4,406
Research and Development	4,983	5,254	2,947
Other	61	275	1,573
License and royalties	4,252	—	—
Total Revenues	$29,519	$24,465	$27,841
Fiscal Year 2019 Compared to Fiscal Year 2018
Sales of our products for Military applications include systems used by the military both in the field and for training and simulation. Sales of our products for Military applications may be for a one-time purchase order or for programs that run for several years. Product sales to military customers were essentially flat for 2019 and 2018.

Industrial applications revenues represent customers who purchase our display products for use in headsets used for manufacturing, distribution, public safety, 3D metrology equipment and other industrial applications. Our 3D metrology customers are primarily located in Asia and they sell to Asian contract manufacturers who use the 3D metrology machines for quality control purposes. The increase in Industrial applications in 2019 compared to 2018 was primarily due to an increase in sales to customers who use our display components in industrial headsets and safety applications.
Sales of our displays for Consumer applications is primarily for the use in thermal imaging products, recreational rifle and hand-held scopes and drone racing headsets. The decrease in Consumer applications in 2019 compared to 2018 was primarily due to decreased demand for displays and components used in drone racing headsets.
Research & Development ("R&D") revenues decreased in 2019 as compared to 2018 primarily due to due to the completion of performance obligations on funded U.S. military programs partially offset by revenues from OLED development contracts.
The increase in license and royalty revenue in 2019 is due to the one-time license of IP to RealWear for $3.5 million and royalties earned under IP license agreements.
International sales represented approximately 48% and 41% of product revenues for 2019 and 2018, respectively. Our international sales are primarily denominated in U.S. currency. Consequently, a strengthening of the U.S. dollar could increase the price in local currencies of our products in foreign markets and make our products relatively more expensive than competitors' products that are denominated in local currencies, which could result in a reduction in sales or profitability in those foreign markets. As a result, our financial position and results of operations are subject to exchange rate fluctuation in transactional and functional currency. We have not taken any protective measures against exchange rate fluctuations, such as purchasing hedging instruments with respect to such fluctuations, because of the historically stable exchange rate between the Japanese yen, Great Britain pound and the U.S. dollar. Foreign currency translation impact on our results, if material, is described in further detail under "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" section below.
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
Historically, we have recognized revenue in the period when we have shipped units of products. For the fiscal year 2018, we adopted Topic 606 and certain revenues are being recorded on the percentage of completion method using a cost-to-cost approach. Prior to the adoption of Topic 606, we believe we would have recorded approximately $4.1 million as revenue in 2018 and future years, however, with our adoption of Topic 606 the approximately $4.1 million was recognized as part of the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings. The 2017 comparative information has not been revised and continues to be reported under the accounting standards in effect for those periods. The Company expects the impact of the adoption of the new standard to be material to the Company's revenues on an ongoing basis.
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
Cost of Product Revenues.    Cost of product revenues, which is comprised of materials, labor and manufacturing overhead related to the production of our products for fiscal years 2019, 2018 and 2017 were as follows:

(In thousands, except percentages)	2019	2018	2017
Cost of product revenues	$20,902	$15,831	$18,118
Cost of product revenues as a % of net product revenues	103.0%	82.4%	72.8%
Fiscal Year 2019 Compared to Fiscal Year 2018
Cost of product revenues increased as a percentage of revenues in 2019 as compared to 2018 primarily due to lower than historical yields from our manufacturing process as a result of initial production of our FWS programs and a charge for inventory obsolescence that resulted from the discontinuance of certain products and the write-off of materials as we have found substitute materials that will provide for better long-term manufacturing yields. The FWS program went into volume production in 2019 and our yields were lower than we historically have as our supply chain took time to consistently meet quality standards.
Fiscal Year 2018 Compared to Fiscal Year 2017
Cost of product revenues increased as a percentage of revenues in 2018 as compared to 2017 because of a decline in sales of our military products, which have higher gross margins than the average gross margin of our other products sold during the same period in 2017.
Research and Development.    R&D expenses are incurred in support of internal display development programs or programs funded by agencies or prime contractors of the U.S. government and commercial partners. R&D costs include staffing, purchases of materials and laboratory supplies, circuit design costs, fabrication and packaging of display products, and overhead. In fiscal year 2019, our R&D expenditures were primarily related to our display products and military systems. R&D expenses for fiscal years 2019, 2018 and 2017 were as follows:

(In thousands)	2019	2018	2017
Funded	$4,216	$4,892	$3,365
Internal	9,133	12,553	15,515
Total	$13,349	$17,445	$18,880
Fiscal Year 2019 Compared to Fiscal Year 2018
Funded R&D expense for 2019 decreased as compared to 2018 primarily due to due to the completion of performance obligations on funded U.S. military programs. Internal R&D expense for 2019 decreased as compared to the prior year primarily due to the licensing of certain products and other development programs being curtailed. We expect to incur significant development costs in fiscal year 2020 to develop OLED display products and military products.
Fiscal Year 2018 Compared to Fiscal Year 2017
Funded R&D expense for 2018 increased as compared to the prior year due to an increase in spending for military programs. Internal R&D expense for 2018 decreased as compared to the prior year primarily due to products moving into the commercialization phase.
Selling, General and Administrative.    Selling, general and administrative ("S,G&A") expenses consist of the expenses incurred by our sales and marketing personnel and related expenses, and administrative and general corporate expenses. S,G&A expenses for the fiscal years 2019, 2018 and 2017 were as follows:

(In thousands, except percentages)	2019	2018	2017
Selling, general and administrative expense	$21,316	$27,211	$20,541
Selling, general and administrative expense as a % of total revenue	72.2%	111.2%	73.8%

Fiscal Year 2019 Compared to Fiscal Year 2018
S,G&A for 2019 decreased as compared to the prior year primarily due to decrease of approximately $2.0 million in non-cash stock-based compensation, $1.0 million in product promotion and marketing expenses, $0.8 million in IT spending, $0.9 million amortization of intangibles and $0.8 million of accrued contingent consideration which were partially offset by an approximate increase of $1.0 million in professional fees.
Fiscal Year 2018 Compared to Fiscal Year 2017
S,G&A for 2018 increased as compared to the prior year primarily due to an increase in compensation expenses including increases of $2.6 million in non-cash stock-based compensation, $1.3 million in product promotion, $0.8 million of accrued contingent consideration and $0.8 million of legal expenses and patent maintenance cost.
Impairment of Goodwill and Intangibles. Goodwill and intangibles are evaluated for impairment annually or more often if indicators of a potential impairment are present. Our annual impairment testing of goodwill is performed separately from our impairment testing of intangibles. The Company performs impairment tests of goodwill at its reporting unit level. The goodwill valuations that are utilized to test these assets for impairment are depending on a number of significant estimates and assumptions, including macroeconomic conditions, overall growth rates, competitive activities, cost containment, Company business plans and the discount rate applied to cash flows. We believe these estimates and assumptions are reasonable and are comparable to those that would be used by other market participants. Impairment of goodwill for the fiscal years 2019, 2018 and 2017 were as follows:

(In thousands)	2019	2018	2017
Impairment of goodwill	$331	$1,417	$600
During fiscal 2019, we recognized a $0.3 million goodwill impairment charge related to our e-MDT subsidiary. During fiscal 2018, we recognized a $1.4 million goodwill impairment charge related to our NVIS and our Kopin Software Ltd. subsidiaries. During fiscal year 2017, we recognized a $0.6 million goodwill impairment charge related to our NVIS subsidiary. See Note 5 of the "Notes to Consolidated Financial Statements" for more information.
Impairment of Assets. The Company periodically reviews the carrying value of its long-lived assets to determine if facts and circumstances suggest that they may be impaired or that the amortization or depreciation period may need to be changed. The carrying value of a long-lived asset is considered impaired when the anticipated identifiable undiscounted cash flows from such asset are less than its carrying value. For assets that are to be held and used, impairment is measured based upon the amount by which the carrying amount of the asset exceeds its fair value. Impairment of assets for the fiscal years 2019, 2018 and 2017 were as follows:

(In thousands)	2019	2018	2017
Impairment of assets	$—	$2,527	$—
During fiscal 2018, we recognized a $2.5 million asset impairment charge related to equipment as discussed further in Note 2. of the "Notes to Consolidated Financial Statements."
Total Other Income (Expense), Net. Other income (expense), net, is primarily composed of interest income, foreign currency transaction, remeasurement gains and losses incurred by our UK-based subsidiaries and other non-operating income items. Other income (expense), net, for the fiscal years 2019, 2018 and 2017 were as follows:

(In thousands)	2019	2018	2017
Total other income (expense), net	$(2,887)	$5,514	$1,955

Fiscal Year 2019 Compared to Fiscal Year 2018
In 2019 we recorded $0.2 million of foreign currency gains compared to $1.2 million of foreign currency losses recorded in 2018. In 2019, we recorded a non-cash $1.4 million gain on equity investments and an impairment charge of $5.2 million on equity investment. In 2018, we recorded a non-cash $2.8 million gain on equity investments. In 2018, the Company received $1.0 million of insurance proceeds related to the embezzlement at our Korean subsidiary.

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

Tax benefit (provision)

(In thousands)	2019	2018	2017
Tax (provision) benefit	$(108)	$(30)	$2,963
Fiscal Year 2019 Compared to Fiscal Year 2018
The provision for income taxes for the fiscal year ended 2019 of $0.1 million was due to a change in estimates related to uncertain tax positions and deferred tax liabilities for the Company's former Korean subsidiary.
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
Net (income) loss attributable to noncontrolling interest.    As of December 28, 2019, we owned 80% of the equity of eMDT. Net loss attributable to noncontrolling interest on our consolidated statement of operations represents the portion of the results of operations of our majority owned subsidiaries which is allocated to the shareholders of the equity interests not owned by us. The change in net (income) loss attributable to noncontrolling interest in 2019 compared to 2018 is $0.1 million and is a result of net income attributable to minority shareholders of eMDT.
The change in net (income) loss attributable to noncontrolling interest in 2018 compared to 2017 is the result of the change in the results of operations of Kowon and eMDT.
Liquidity and Capital Resources
At December 28, 2019 and December 29, 2018, we had cash and cash equivalents and marketable securities of $21.8 million and working capital of $22.5 million compared to $37.2 million and $39.0 million, respectively. The change in cash and cash equivalents and marketable securities was primarily due to net outflow of cash used in operating activities of $21.0 million, which was partially offset by net inflow of cash provided by investing activities of $4.7 million and financing activities of $8.0 million.
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
On March 15, 2019, the Company sold 7.3 million shares of registered common stock for gross proceeds of $8.0 million ($1.10 per share), before deducting underwriting discounts and offering expenses paid by the Company of $0.7 million. This represented approximately 8.9% of Kopin's total outstanding shares of common stock as of the date of purchase. The net proceeds from the offering were used for general corporate purposes, including working capital. On April 10, 2019, the Company sold 0.7 million shares of registered common stock for gross proceeds of $0.8 million ($1.10 per share), before deducting underwriting discounts and offering expenses paid by the Company of less than $0.1 million, pursuant to the partial exercise of the underwriters' overallotment option in connection with the March 15, 2019 public offering. This represented approximately 0.8% of Kopin's total outstanding shares of common stock as of the date of purchase.

Cash and cash equivalents and marketable debt securities held in U.S. dollars at:

	December 28, 2019	December 29, 2018
Domestic locations	$21,148,381	$36,182,663
Foreign locations	145,240	418,339
Subtotal cash and cash equivalents and marketable debt securities held in U.S. dollars	21,293,621	36,601,002
Cash and cash equivalents held in other currencies and converted to U.S. dollars	488,623	643,361
Total cash and cash equivalents and marketable debt securities	$21,782,244	$37,244,363
We have no plans to repatriate the cash and cash equivalents held in our foreign subsidiary FDD.
The manufacturing operations at our Korean facility, Kowon, have ceased and Kowon was liquidated at fiscal year ended 2018. The Company has approximately $0.4 million of cash and cash equivalents in Korea at December 28, 2019. The Company has recorded deferred tax liabilities for any additional withholding tax that may be due to the Korean government upon Kowon's final tax return acceptance.
In March 2017, we purchased 100% of the outstanding stock of NVIS for $3.7 million. We paid approximately $1.3 million in March 2019 and may be required to pay up to and additional $0.7 million if certain future operating performance milestones are met and the selling shareholders remain employed with NVIS through March 2020. As there is a requirement to remain employed to earn the contingent payments, these contingent payments will be treated as compensation expense.
We expect to expend between $1.5 million and $2.0 million on capital expenditures over fiscal 2020.
The Company entered into an agreement in August 2017 to acquire an approximate 3.5% equity interest in Kunming BOE Display Technology Co., Ltd. ("BOE"), which is located in China, for 35.0 million Chinese Yuan Renminbi (approximately $5.0 million). The Company's sole obligation under this agreement is to make this capital contribution.  The funds raised by the BOE equity offering are being used to build an Organic Light Emitting Diode ("OLED") manufacturing facility which the Company intends to use to manufacture its products. The Company was unable to make its scheduled capital contribution and has received an extension from BOE postponing its capital contribution until July 2022.
In the second quarter of 2019, we made an additional equity investment in RealWear, Inc. of $2.5 million by participating in an equity raise by RealWear. In the fourth quarter of 2019 Kopin reviewed the financial condition and other factors of RealWear and as a result, in the fourth quarter of 2019, we recorded an impairment charge of $5.2 million to reduce our investment in RealWear to zero as of December 28, 2019.
On September 30, 2019 the Company entered into the Solos Purchase Agreement with Solos Technology, pursuant to which the Company sold and licensed certain assets of our Solos product line and Whisper technology. As consideration for the transaction, the Company received a 20.0% equity stake in Solos Technology’s parent company, Solos Inc. The Company’s 20.0% equity stake will be maintained until Solos Inc. has raised a total of $7.5 million in equity financing. The Company will also receive a royalty in the single digits on the net sales amount of Solos products for a three-year period, after commencement of commercial production. Based on the price paid for equity by the other 80% owners of Solos Inc., volatility based on a peer group and assumptions about the risk free interest rate, the Company estimated the fair value of its’ equity holdings at $0.6 million and recorded $0.6 million gain on investment for this equity transaction as the basis of assets transferred was zero.
The Company has incurred net losses of $29.4 million, $34.5 million and $25.4 million for the fiscal years ended 2019, 2018 and 2017, respectively, and net cash outflows from operations of $21.0 million, $28.1 million and $25.9 million for the fiscal years ended 2019, 2018 and 2017, respectively. In addition, the Company has continued to experience a significant decline in its cash and cash equivalents and marketable debt securities, which was primarily a result of funding operating losses, of which a significant component relates to the Company’s ongoing investments in the research and development of Wearable products. These negative financial conditions raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company has an At-The-Money (ATM) registration statement in place which provides the Company a method of selling equity securities into the market on a periodic basis to raise funds. In addition we have in the past sold equity securities in the traditional fashion of a significant equity offerings. We estimate we will have sufficient liquidity to fund operations at least through the end of 2020. If the Company’s actual results are less than projected or the Company needs to raise capital for additional liquidity, we may be required to do an equity financing, reduce expenses or enter into a strategic transaction. However, we can make no assurance that we will be able to raise additional capital,  reduce expenses sufficiently, or enter into a strategic transaction on terms acceptable to us, or at all.

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements.
Seasonality
Our revenues have not followed a seasonal pattern for the past three years and we do not anticipate any seasonal trend to our revenues in 2020.
Inflation
We do not believe our operations have been materially affected by inflation in the last three fiscal years.
Contractual Obligations
The following is a summary of our contractual lease payment obligations as of December 28, 2019:

	Payment due by period
	Total	Less than 1 year	1-3 Years	4-5 years	More than 5 years
Operating Lease Obligations	$3,105,935	1,193,762	1,912,173	0	$—
The Company entered into an agreement in August 2017 to acquire an approximate 3.5% equity interest in Kunming BOE Display Technology Co., Ltd. ("BOE"), which is located in China, for 35.0 million Chinese Yuan Renminbi (approximately $5.0 million). The Company's sole obligation under this agreement is to make this capital contribution.  The funds raised by the BOE equity offering are being used to build an Organic Light Emitting Diode ("OLED") manufacturing facility which the Company intends to use to manufacture its products. The Company was unable to make its scheduled capital contribution and has received an extension from BOE postponing its capital contribution until July 2022.

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
The financial statements required by this Item are included in this Report on pages 40 through 74. Reference is made to Item 15 of this Report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures
In connection with filing the Form 10-K, management, under the supervision of and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by our Annual Report on Form 10-K for the fiscal year ended December 28, 2019. Based on such evaluation, management concluded that, as of the end of the fiscal year ended December 28, 2019, that because of the material weakness identified in our internal control over financial reporting discussed below, our disclosure controls and procedures were not effective as of December 28, 2019.

Management's Annual Report on Internal Control Over Financial Reporting
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
Under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our internal control over financial reporting as of December 28, 2019, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on that evaluation, our management concluded that, as of December 28, 2019, internal control over financial reporting was not effective based on criteria established in Internal Control-Integrated Framework issued by the COSO because of a material weakness previously identified, as discussed below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.
In the course of performing our assessment of internal control over financial reporting in 2019, management identified the material weaknesses in internal controls as of December 29, 2018 related to management’s monitoring and oversight of accounting for non-routine transactions. Specifically, our internal controls were not designed effectively to ensure appropriate and timely evaluation of the accounting impact for non-routine transactions, including the accounting for non-controlling interest and other investments. This material weakness continues to exist as of December 28, 2019.

Remediation
 We are in the process of remediating this deficiency. To date, we implemented additional review procedures, including increasing the scope of activities from the accounting firm we use to assist us in internal control reviews, to ensure the financial statements we issue are prepared in accordance with GAAP and are fairly presented in all material respects. As of December 28, 2019, we have not had sufficient opportunity to test whether our corrective actions have remedied the material weakness and therefore management concluded that the material weakness has not been remedied as of December 28, 2019.

Changes in Internal Control Over Financial Reporting
Except to the change in our internal controls, as discussed in this Item 9A, there were no changes in our internal control over financial reporting that occurred during the fiscal year ended December 28, 2019 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Kopin Corporation

Opinion on the Internal Control Over Financial Reporting
We have audited Kopin Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 28, 2019, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 28, 2019, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 28, 2019, of the Company and our report dated March 11, 2020 expressed an unqualified opinion.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment. The Company did not design and maintain effective internal controls related to management’s monitoring and oversight of accounting for non-routine transactions. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2019 financial statements, and this report does not affect our report dated March 11, 2020 on those financial statements.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ RSM US LLP

Stamford, Connecticut
March 11, 2020

Item 9B.	Other Information
None.

Item 10.	Directors, Executive Officers and Corporate Governance
The information required under this item is incorporated herein by reference from our Proxy Statement relating to our 2020 Annual Meeting of Stockholders (the “Proxy Statement”). We expect to file the Proxy Statement with the SEC in March, 2020 (and, in any event, no later than 120 days after the close of our last fiscal year).
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
Our corporate governance guidelines, whistleblower policy and the charters of the audit committee, compensation committee and nominating and corporate governance committee of the Board of Directors as well as other corporate governance document materials are available on our website at www.kopin.com under the heading “Investors,” then “Corporate Governance” then “Governance Documents.”

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

(3) Exhibits:
The exhibits filed as part of this Form 10-K are listed on the exhibit index immediately preceding such exhibits and is incorporated herein by reference.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Kopin Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Kopin Corporation and subsidiaries (the Company) as of December 28, 2019, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows, for the year then ended, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 28, 2019, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's and subsidiaries’ internal control over financial reporting as of December 28, 2019, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Our report dated March 11, 2020 expressed an opinion that the Company had not maintained effective internal control over financial reporting as of December 28, 2019, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

Segment Information
As discussed in Note 15 to the financial statements, the Company changed the composition of its segment information in 2019. We audited the adjustments necessary to restate the 2018 and 2017 segment information provided in Note 15. In our opinion, such adjustments are appropriate and have been properly applied.

Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and recurring negative operating cash flows that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
 We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ RSM US LLP

We have served as the Company's auditor since 2019.

Stamford, Connecticut

March 11, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Kopin Corporation

Opinion on the Financial Statements
We have audited, before the effects of the retrospective adjustments to the disclosures for a change in the composition of reportable segments discussed in Note 15 to the financial statements, the consolidated balance sheet of Kopin Corporation and subsidiaries (the “Company”) as of December 29, 2018, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows, for the years ended December 29, 2018 and December 30, 2017, and the related notes (collectively referred to as the “financial statements”) (the 2018 and 2017 financial statements before the effects of the adjustments discussed in Note 15 to the financial statements are not presented herein). In our opinion, the 2018 and 2017 financial statements, before the effects of the retrospective adjustments to the disclosures for a change in the composition of reportable segments discussed in Note 15 to the financial statements, present fairly, in all material respects, the financial position of the Company as of December 29, 2018, and the results of its operations and its cash flows for the years ended December 29, 2018 and December 30, 2017, in conformity with accounting principles generally accepted in the United States of America.
We were not engaged to audit, review, or apply any procedures to the retrospective adjustments to the disclosures for a change in the composition of reportable segments discussed in Note 15 to the financial statements, and accordingly, we do not express an opinion or any other form of assurance about whether such retrospective adjustments are appropriate and have been properly applied. Those retrospective adjustments were audited by other auditors.
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

/s/ Deloitte & Touche LLP
Boston, Massachusetts
March 13, 2019 (November 7, 2019, as to the effects of the errors discussed in Note 1 to the financial statements)
We served as the Company's auditor since at least 1987; however, an earlier year could not be reliably determined. In 2019 we became the predecessor auditor.

KOPIN CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 28, 2019	December 29, 2018
ASSETS
Current assets:
Cash and cash equivalents	$6,029,247	$14,326,347
Marketable debt securities, at fair value	15,752,997	22,918,016
Accounts receivable, net of allowance of $938,000 and $304,000 in 2019 and 2018, respectively	6,023,250	3,088,360
Contract assets and unbilled receivables	921,082	3,089,663
Inventory	3,768,696	4,797,238
Prepaid taxes	104,442	399,611
Prepaid expenses and other current assets	1,164,927	784,790
Total current assets	33,764,641	49,404,025
Property, plant and equipment, net	1,473,341	2,598,842
Operating lease right-of-use assets	2,753,963	—
Goodwill	—	331,344
Other assets	517,411	1,361,375
Equity investments	4,537,159	5,853,525
Total assets	$43,046,515	$59,549,111
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,998,234	$3,921,880
Accrued payroll and expenses	2,203,773	3,038,005
Accrued warranty	509,000	571,000
Contract liabilities and billings in excess of revenue earned	796,794	388,933
Operating lease liabilities	1,041,695	—
Other accrued liabilities	2,235,217	1,901,547
Deferred tax liabilities	525,000	546,000
Total current liabilities	11,309,713	10,367,365
Noncurrent contract liabilities and asset retirement obligations	268,440	271,392
Operating lease liabilities, net of current portion	1,791,590	—
Other long-term liabilities	1,085,160	1,197,533
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, par value $.01 per share: authorized, 3,000 shares; none issued	—	—
Common stock, par value $.01 per share: authorized, 120,000,000 shares; issued 84,399,540 shares in 2019 and 80,735,320 shares in 2018; outstanding 82,536,416 in 2019 and 74,008,815 in 2018, respectively	870,496	785,220
Additional paid-in capital	344,456,537	334,491,397
Treasury stock (4,513,256 shares in 2019 and 2018, at cost)	(17,238,669)	(17,238,669)
Accumulated other comprehensive income	1,757,184	1,554,587
Accumulated deficit	(301,236,913)	(271,730,661)
Total Kopin Corporation stockholders’ equity	28,608,635	47,861,874
Noncontrolling interest	(17,023)	(149,053)
Total stockholders’ equity	28,591,612	47,712,821
Total liabilities and stockholders’ equity	$43,046,515	$59,549,111
See Accompanying Notes to Consolidated Financial Statements.

KOPIN CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	2019	2018	2017
Fiscal year ended
Revenues:
Net product revenues	$20,283,888	$19,211,115	$24,894,805
Research and development and other revenues	9,234,921	5,253,890	2,946,685
Total revenue	29,518,809	24,465,005	27,841,490
Expenses:
Cost of product revenues	20,901,538	15,831,441	18,118,418
Research and development-funded programs	4,216,161	4,892,066	3,364,658
Research and development-internal	9,132,969	12,553,237	15,515,057
Selling, general and administrative	21,316,459	27,210,849	20,541,244
Impairment of goodwill	331,344	1,417,470	600,086
Impairment of assets	—	2,526,669	—
Total operating expenses	55,898,471	64,431,732	58,139,463
Loss from operations	(26,379,662)	(39,966,727)	(30,297,973)
Non-operating (expense) income, net:
Interest income	543,759	640,059	775,626
Other income, net	225,617	855,106	247,291
Foreign currency transaction gains (losses)	202,517	1,169,254	(1,068,059)
(Loss) gain on investments	(3,858,453)	2,849,816	2,000,000
Total non-operating income	(2,886,560)	5,514,235	1,954,858
Loss before (provision) benefit for income taxes and net (income) loss of noncontrolling interest	(29,266,222)	(34,452,492)	(28,343,115)
Tax (provision) benefit	(108,000)	(30,000)	2,963,000
Net loss	(29,374,222)	(34,482,492)	(25,380,115)
Net (income) loss attributable to the noncontrolling interest	(132,030)	(51,050)	139,633
Net loss attributable to Kopin Corporation	$(29,506,252)	$(34,533,542)	$(25,240,482)
Net loss per share:
Basic and diluted	$(0.37)	$(0.47)	$(0.36)
Weighted average number of common shares outstanding:
Basic and diluted	80,282,126	73,156,545	69,914,956

See Accompanying Notes to Consolidated Financial Statements.

KOPIN CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

Fiscal year ended	2019	2018	2017

Net loss	$(29,374,222)	$(34,482,492)	$(25,380,115)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(206,580)	(1,912,427)	1,921,655
Unrealized holding gain (loss) on marketable securities	446,533	(264,949)	148,520
Reclassifications of (loss) gain in net loss on marketable securities	(37,356)	49,525	(6,376)
Other comprehensive income (loss), net of tax	202,597	(2,127,851)	2,063,799
Comprehensive loss	(29,171,625)	(36,610,343)	(23,316,316)
Comprehensive (income) loss attributable to the noncontrolling interest	(132,030)	66,609	69,642
Comprehensive loss attributable to Kopin Corporation	$(29,303,655)	$(36,543,734)	$(23,246,674)

See Accompanying Notes to Consolidated Financial Statements.

KOPIN CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Kopin Corporation Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2016	76,640,943	$766,409	$327,323,162	$(42,741,551)	$1,570,971	$(214,177,388)	$72,741,603	$1,478,040	$74,219,643
Vesting of restricted stock	1,170,847	11,708	(11,708)	—	—	—	—	—	—
Stock-based compensation expense	—	—	3,375,330	—	—	—	3,375,330	—	3,375,330
Other comprehensive income (loss)	—	—	—	—	1,993,808	—	1,993,808	69,991	2,063,799
Restricted stock for tax withholding obligations	(239,752)	(2,397)	(768,926)	—	—	—	(771,323)	—	(771,323)
Distribution to noncontrolling interest holder	—	—	—	—	—	—	—	(791,737)	(791,737)
Sale of unregistered stock	—	—	—	25,502,882	—	(838,632)	24,664,250	—	24,664,250
Net loss	—	—	—	—	—	(25,240,482)	(25,240,482)	(139,633)	(25,380,115)
Balance at December 30, 2017	77,572,038	775,720	329,917,858	(17,238,669)	3,564,779	(240,256,502)	76,763,186	616,661	77,379,847
Vesting of restricted stock	1,093,000	10,930	(10,930)	—	—	—	—	—	—
Stock-based compensation expense	—	—	4,791,054	—	—	—	4,791,054	—	4,791,054
Other comprehensive income	—	—	—	—	(2,010,192)	—	(2,010,192)	(117,659)	(2,127,851)
Restricted stock for tax withholding obligations	(142,972)	(1,430)	(206,585)	—	—	—	(208,015)	—	(208,015)
Distribution to noncontrolling interest holder	—	—	—	—	—	—	—	(699,105)	(699,105)
Adoption of accounting standard	—	—	—	—	—	3,059,383	3,059,383	—	3,059,383
Net (loss) income	—	—	—	—	—	(34,533,542)	(34,533,542)	51,050	(34,482,492)
Balance at December 29, 2018	78,522,066	785,220	334,491,397	(17,238,669)	1,554,587	(271,730,661)	47,861,874	(149,053)	47,712,821
Vesting of restricted stock	634,511	6,345	(6,345)	—	—	—	—	—	—
Stock-based compensation expense	—	—	2,057,400	—	—	—	2,057,400	—	2,057,400
Other comprehensive loss	—	—	—	—	202,597	—	202,597	—	202,597
Restricted stock for tax withholding obligations	(86,086)	(861)	(44,652)	—	—	—	(45,513)	—	(45,513)
Sale of registered stock, net of costs	7,979,181	79,792	7,958,737	—	—	—	8,038,529	—	8,038,529
Net (loss) income	—	—	—	—	—	(29,506,252)	(29,506,252)	132,030	(29,374,222)
Balance at December 28, 2019	87,049,672	$870,496	$344,456,537	$(17,238,669)	$1,757,184	$(301,236,913)	$28,608,635	$(17,023)	$28,591,612

See Accompanying Notes to Consolidated Financial Statements.

KOPIN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

Fiscal year ended	2019	2018	2017
Cash flows from operating activities:
Net loss	$(29,374,222)	$(34,482,492)	$(25,380,115)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	792,221	1,958,680	2,501,891
Accretion of premium or discount on marketable debt securities	21,838	15,948	41,364
Stock-based compensation	2,057,400	4,791,054	2,296,131
Net (gain)/loss on investment transactions	3,858,453	(2,849,816)	(2,000,000)
Income taxes	105,036	4,185	(2,421,040)
Foreign currency (gains) losses	(220,015)	(1,096,487)	893,260
Loss on sale of property and plant	508,833	51,159	—
Impairment of assets	—	2,526,669	—
Impairment of goodwill	331,344	1,417,470	600,086
Change in allowance for bad debt	633,131	(155,000)	13,000
Write-off of excess inventory	1,834,300	832,615	654,694
Change in warranty reserves	(62,107)	(79,633)	142,328
Changes in assets and liabilities:
Accounts receivable	(3,944,859)	853,163	(2,376,593)
Contract assets and unbilled receivables	2,168,581	865,474	—
Inventory	(792,165)	(1,656,196)	(1,633,027)
Prepaid expenses, other current assets and other assets	821,340	113,015	(1,084,146)
Accounts payable and accrued expenses	(163,084)	(1,208,848)	1,924,751
Billings in excess of revenue earned	397,121	(4,742)	(85,282)
Net cash used in operating activities	(21,026,854)	(28,103,782)	(25,912,698)
Cash flows from investing activities:
Proceeds from sale of marketable debt securities	7,454,139	26,646,078	37,536,004
Purchase of marketable debt securities	—	(5,697,329)	(19,633,903)
Cash paid for acquisition, net of cash acquired	—	—	(3,690,047)
Equity investments purchase	(2,500,000)	(1,000,000)	—
Other assets	(41,031)	(8,373)	(140,860)
Capital expenditures	(170,186)	(1,183,131)	(2,794,467)
Net cash provided by investing activities	4,742,922	18,757,245	11,276,727
Cash flows from financing activities:
Sale of unregistered stock	—	—	24,664,250
Sale of registered stock, net of costs	8,038,529	—	—
Settlements of restricted stock for tax withholding obligations	(45,513)	(208,015)	(771,323)
Distribution to noncontrolling interest holder	—	(699,105)	(791,737)
Net cash provided by (used in) financing activities	7,993,016	(907,120)	23,101,190
Effect of exchange rate changes on cash	(6,184)	(268,223)	560,513
Net (decrease) increase in cash and cash equivalents	(8,297,100)	(10,521,880)	9,025,732
Cash and cash equivalents at beginning of year	14,326,347	24,848,227	15,822,495
Cash and cash equivalents at end of year	$6,029,247	$14,326,347	$24,848,227
Supplemental disclosure of cash flow information:
Income taxes paid	$—	$1,374,000	$281,000
Construction in progress included in accrued expenses	—	—	212,000

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
Going Concern
The Company has incurred net losses of $29.4 million, $34.5 million and $25.4 million for the fiscal years ended 2019, 2018 and 2017, respectively, and net cash outflows from operations of $21.0 million, $28.1 million and $25.9 million for the fiscal years ended 2019, 2018 and 2017, respectively. In addition, the Company has continued to experience a significant decline in its cash and cash equivalents and marketable debt securities, which was primarily a result of funding operating losses, of which a significant component relates to the Company’s ongoing investments in the research and development of Wearable products. These negative financial conditions raise substantial doubt regarding the Company’s ability to continue as a going concern.
The Company’s products are targeted towards the military and industrial wearable market. Management believes the industrial wearable market is still developing and cannot predict how long it will take to develop or if the Company’s products will be accepted. In addition, the Company’s current strategy is to continue to invest in research and development, even during unprofitable periods, which may result in the Company continuing to incur net losses and negative cash flows from operations.  If the Company is unable to achieve and maintain positive cash flows and profitability in the foreseeable future, its financial condition may ultimately be materially adversely affected such that management may be required to reduce operating expenses, including investments in research and development, or raise additional capital. While there can be no assurance the Company will be able to successfully reduce operating expenses or raise additional capital, management believes its historical success in managing cash flows and obtaining capital will continue in the foreseeable future.
The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Correction of Previously Issued Financial Statements
As more fully discussed in Form 10-K/A filed on November 7, 2019, the Company revised its consolidated financial statements as of December 29, 2018 and for the three years in the period ended December 29, 2018 to correct certain errors impacting noncontrolling interest in connection with its Korean subsidiary Kowon.
Fiscal Year
The Company’s fiscal year ends on the last Saturday in December. The fiscal years ended December 28, 2019, December 29, 2018, and December 30, 2017 includes 52 weeks and are referred to as fiscal years 2019, 2018 and 2017, respectively, herein. Because our fiscal year ends on the last Saturday of December every seven years we have a fiscal year with 53 weeks.
Principles of Consolidation
The consolidated financial statements include the accounts of the Kopin Corporation, its wholly owned subsidiaries and a majority owned 80% subsidiary, eMDT America Inc. ("eMDT"), located in California (collectively the Company). Net loss attributable to noncontrolling interest in the Company's Consolidated Statement of Operations represents the portion of the results of operations of which is allocated to the shareholders of the equity interests not owned by the Company. All intercompany transactions and balances have been eliminated.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Revenue Recognition - 2019 and 2018
The Company adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) effective December 31, 2017 and applied the modified retrospective method. The Company recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of accumulated deficit. 2017 results have not been revised and continue to be reported under the accounting standards in effect for those periods. The Company expects the impact of the adoption of the new standard to be material to the Company's results of operations on an ongoing basis. Significant changes to the Company's accounting policies as a result of adopting Topic 606 are discussed below.
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

See Note 15. Segments and Disaggregation of Revenue for additional information regarding the disaggregation of the Company's revenue by major source.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Performance Obligations
The Company's revenue recognition related to performance obligations that were satisfied at a point in time and over time were as follows:

Fiscal year ended	2019	2018	2017
Point in time	64%	60%	91%
Over time	36%	40%	9%

The value of remaining performance obligations represents the transaction price of orders for which work has not been performed and excludes unexercised contract options and potential orders under ordering-type contracts (e.g., indefinite-delivery, indefinite-quantity ("IDIQ")). As of December 28, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations was $9.3 million, which the Company expects to recognize revenue over the next 12 months. The remaining performance obligations represent amounts to be earned under government contracts, which are subject to cancellation.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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
The Company uses the specific identification method as a basis for determining cost and calculating realized gains and losses with respect to marketable debt securities. The gross gains and losses realized related to sales and maturities of marketable debt securities were not material during the fiscal years ended 2019, 2018 and 2017.
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
Inventory consists of the following at December 28, 2019 and December 29, 2018:

	2019	2018
Raw materials	$2,630,156	$2,548,139
Work-in-process	711,475	1,526,552
Finished goods	427,065	722,547
	$3,768,696	$4,797,238

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

obligations for asset retirement are accrued at the time property, plant and equipment is initially purchased or as such obligations are generated from use.
Recognition and Measurement of Financial Assets and Liabilities
We periodically make equity investments in private companies, accounted for as an equity investment, whose values are difficult to determine. The Company uses the measurement alternative for equity investments without readily determinable fair values which is often referred to as cost method investments. When assessing investments in private companies for impairment, we consider such factors as, among other things, the share price from the investee's latest financing round, the performance of the investee in relation to its own operating targets and its business plan, the investee's revenue and cost trends, the liquidity and cash position, including its cash burn rate and market acceptance of the investee's products and services. Because these are private companies which we do not control we may not be able to obtain all of the information we would want in order to make a complete assessment of the investment on a timely basis. Accordingly, our estimates may be revised if other information becomes available at a later date.
Product Warranty
The Company generally sells products with a limited warranty of product quality and a limited indemnification of customers against intellectual property infringement claims related to the Company’s products. The Company accrues for known warranty and indemnification issues if a loss is probable and can be reasonably estimated and accrues for estimated incurred but unidentified issues based on historical activity. Accrued warranty costs and warranty claims are not material in the periods presented.
Extended Warranties
The Company recognizes revenue from an extended warranty on the straight-line method over the life of the extended warranty, which is typically 12 to 18 months beyond the standard 12 month warranty. The Company classifies the current portion of extended warranties under contract liabilities and billings in excess of revenue earned and the noncurrent portion of extended warranties under contract liabilities, noncurrent in its consolidated balance sheets. The Company currently has approximately $39 thousand of contract liabilities related to extended warranties at December 28, 2019.
Asset Retirement Obligations
The Company recorded asset retirement obligations ("ARO") liabilities of $0.3 million at December 28, 2019 and December 29, 2018. This represents the legal obligations associated with retirement of the Company’s assets when the timing and/or method of settling the obligation are conditional on a future event that may or may not be within the control of the Company. Changes in ARO liabilities for fiscal years 2019 and 2018 are as follows:

	2019	2018
Beginning balance	$254,098	$269,877
Exchange rate change	7,785	(15,779)
Ending balance	$261,883	$254,098

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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
The following were not included in weighted-average common shares outstanding-diluted because they are anti-dilutive:

	2019	2018	2017
Nonvested restricted common stock	1,863,124	2,213,249	2,629,274

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
The Company further estimates the amount of OTTI resulting from a decline in the creditworthiness of the issuer (credit-related OTTI) and the amount of non credit-related OTTI. Non credit-related OTTI can be caused by such factors as market illiquidity. Credit-related OTTI is recognized in earnings while non credit-related OTTI on securities not expected to be sold is recognized in other comprehensive income (loss). The Company did not record any OTTI for the fiscal years 2019, 2018 and 2017.
Stock-Based Compensation
The fair value of nonvested restricted common stock awards is generally the quoted price of the Company’s equity shares on the date of grant. The nonvested restricted common stock awards require the employee to fulfill certain obligations, including remaining employed by the Company for one, two or four years (the vesting period) and in certain cases also require meeting either performance criteria or market condition. The performance criteria primarily consist of the achievement of established milestones. For nonvested restricted common stock awards which solely require the recipient to remain employed with the Company, the stock compensation expense is amortized over the anticipated service period. For nonvested restricted common stock awards which require the achievement of performance criteria, the Company reviews the probability of achieving the performance goals on a periodic basis. If the Company determines that it is probable that the performance criteria will be achieved, the amount of compensation cost derived for the performance goal is amortized over the service period. If the performance criteria are not met, no compensation cost is recognized, and any previously recognized compensation cost is reversed. The Company recognizes compensation costs on a straight-line basis over the requisite service period for time vested awards.
The value of restricted stock grants that vest based on market conditions is computed on the date of grant using the Monte Carlo model. The fair value of stock option awards is estimated on the date of grant using the Black-Scholes-Merton option-pricing model. There were no stock options granted in fiscal years 2019, 2018 or 2017.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Comprehensive Loss
Comprehensive loss is the total of net (loss) income and all other non-owner changes in equity including such items as unrealized holding (losses) gains on marketable equity and debt securities classified as available-for-sale and foreign currency translation adjustments.
The components of accumulated other comprehensive income are as follows:

	Cumulative Translation Adjustment	Unrealized holding (loss) gain on marketable securities	Reclassifications of gain (loss) of marketable securities in net loss	Accumulated Other Comprehensive Income
Balance as of December 31, 2016	$1,380,042	$239,213	$(48,284)	$1,570,971
Changes during year	1,851,664	148,520	(6,376)	1,993,808
Balance as of December 30, 2017	3,231,706	387,733	(54,660)	3,564,779
Changes during year	(1,794,768)	(264,949)	49,525	(2,010,192)
Balance as of December 29, 2018	1,436,938	122,784	(5,135)	1,554,587
Changes during year	(206,580)	446,533	(37,356)	202,597
Balance as of December 28, 2019	$1,230,358	$569,317	$(42,491)	$1,757,184

Goodwill
We account for goodwill in accordance with ASC Topic 350. Under ASC Topic 350, goodwill is considered to have an indefinite life, and is carried at cost. Goodwill is not amortized, but is subject to an annual impairment test, as well as between annual tests when events or circumstances indicate that the carrying value may not be recoverable.
The Company performs impairment tests of goodwill at its reporting unit level. The goodwill valuations that are utilized to test these assets for impairment are depending on a number of significant estimates and assumptions, including macroeconomic conditions, overall growth rates, competitive activities, cost containment, Company business plans and the discount rate applied to cash flows. We believe these estimates and assumptions are reasonable and are comparable to those that would be used by other market participants. However, actual events and results could differ substantially from those used in our valuations. As of December 28, 2019, the ending balance of goodwill was zero.
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
Leases
Effective December 30, 2018 (the first day of fiscal year 2019), the Company adopted the requirements of the new lease standard Accounting Standards Update ("ASU") 2016-02, Leases (Topic 842) using the modified retrospective approach, applying the new lease requirements at the beginning of fiscal year 2019. In addition, we elected the package of practical expedients permitted under the transition guidance within the new standard, which, among other things, allows us to carry forward the historical lease classification. The Company did not elect the practical expedient to use hindsight in determining the lease term and in assessing impairment of right-of-use assets. The standard resulted in the recognition of operating lease right-of-use assets of $3.7 million and operating lease liabilities of $3.8 million, of which $1.0 million was classified as current at the beginning of fiscal year 2019. The standard had no material impact on the Company's results of operations or cash flows and there was no cumulative impact on accumulated deficit as of December 30, 2018. In addition, new disclosures are provided to enable readers to assess the amount, timing and uncertainty of cash flows arising from leases.
The Company determines if an arrangement is a lease or contains an embedded lease at inception. For lease arrangements with both lease and non-lease components (e.g., common-area maintenance costs), the Company accounts for the non-lease components separately.
All of the Company's leases are operating leases. Operating lease right-of-use assets and operating lease liabilities are recognized based on the present value of future lease payments over the lease term at the commencement date. The operating lease right-of-use assets also includes any initial direct costs and any lease payments made at or before the commencement date and is reduced for any unrestricted incentives received at or before the commencement date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the majority of the Company's leases, the discount rate used to determine the present value of the lease payments is the Company's incremental borrowing rate at the lease commencement date, as the implicit rate is not readily determinable. The discount rate represents a risk-adjusted rate on a secured basis and is the rate at which the Company would borrow funds to satisfy the scheduled lease liability payment streams commensurate with the lease term. On December 30, 2018, the discount rate used on existing leases at adoption was determined based on the remaining lease term using available data as of that date. For new or renewed leases starting in 2019, the discount rate is determined using available data at lease commencement and based on the lease term including any reasonably certain renewal periods.
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

Recently Issued Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which adds, amends and removes certain disclosure requirements related to fair value measurements. Among other changes, this standard requires certain additional disclosure surrounding Level 3 assets, including changes in unrealized gains or losses in other comprehensive income and certain inputs in those measurements. ASU 2018-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Certain amended or eliminated disclosures in this standard may be adopted early, while certain additional disclosure requirements in this standard can be adopted on its effective date. In addition, certain changes in the standard require retrospective adoption, while other changes must be adopted prospectively. The Company believes the standard will not have a material impact on our financial position, results of operations or liquidity.
 In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires measurement and recognition of expected credit losses for financial assets held. In November 2019, the FASB issued ASU 2019-10 that has extended the effective date of ASU 2016-13 for Smaller Reporting Entities to fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. The Company is currently evaluating ASU 2016-13 and its impact on our consolidated financial statements.

2.    Property, Plant and Equipment
Property, plant and equipment consisted of the following at December 28, 2019 and December 29, 2018:

	Useful Life	2019	2018
Equipment	3-5 years	$16,344,040	$16,824,384
Leasehold improvements	Life of the lease	3,577,809	3,676,775
Furniture and fixtures	3 years	101,777	523,736
Equipment under construction		—	436,806
		20,023,626	21,461,701
Accumulated depreciation and amortization		(18,550,285)	(18,862,859)
Property, plant and equipment, net		$1,473,341	$2,598,842

Depreciation expense for the fiscal years 2019, 2018 and 2017 was approximately $0.8 million, $1.0 million and $0.9 million, respectively.
During the fiscal year 2018, the Company recorded asset impairment charges of $2.5 million associated with equipment that either is not currently being utilized or will not be utilized for its remaining useful life and is not recoverable.
3.    Leases
The Company enters into operating leases primarily for manufacturing, engineering, research, administration and sales facilities, and information technology ("IT") equipment. At December 28, 2019 and December 29, 2018, the Company did not

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

have any finance leases. Almost all of our future lease commitments, and related lease liability, relate to the Company's facility leases. Some of the Company's leases include options to extend or terminate the lease.

2019
Operating lease cost	$1,372,245

At December 28, 2019, the Company's future lease payments under non-cancellable leases were as follows:

2020	1,193,762
2021	1,055,188
2022	655,652
2023	201,333
Thereafter	—
Total future lease payments	3,105,935
Less imputed interest	(272,650)
Total	2,833,285

Supplemental cash flow information related to leases was as follows:

2019
Cash paid for amounts included in the measurement of operating lease liabilities	$1,146,090
Other information related to leases was as follows:

2019
Weighted Average Discount Rate—Operating Leases	6.14%
Weighted Average Remaining Lease Term—Operating Leases (in years)	2.87

Supplemental Information for Comparative Periods
Prior to December 30, 2018, the Company accounted for its leases in accordance with Topic 840, Leases. The Company leases various facilities.
Amounts incurred under operating leases are recorded as rent expense on a straight-line basis. Total rent expense in the fiscal years ended 2018 and 2017 were approximately $1.4 million and $1.5 million, respectively.

4.    Contract Assets and Liabilities
Net contract assets (liabilities) consisted of the following:

	December 28, 2019	December 29, 2018	$ Change	% Change
Contract assets and unbilled receivables	$921,082	$3,089,663	$(2,168,581)	(70)%
Contract liabilities and billings in excess of revenue earned	(796,794)	(388,933)	(407,861)	105%
Contract liabilities, noncurrent	(6,557)	(17,294)	10,737	(62)%
Net contract assets	$117,731	$2,683,436	$(2,565,705)	(96)%

The $2.6 million decrease in the Company's net contract assets from December 29, 2018 to December 28, 2019 was primarily due to change in our fixed-price contracts with the U.S. government that resulted in revenue recognized in excess of amounts billed and product revenue recognized over time for military programs.
The Company recognized revenue of approximately $0.8 million and $0.4 million related to our contract liabilities at December 28, 2019 and December 29, 2018, respectively.
The Company did not recognize impairment losses on our contract assets during the years ended December 28, 2019 and December 29, 2018.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.    Business Combinations
In March 2017, we purchased 100% of the outstanding stock of NVIS, Inc. ("NVIS") , "), a producer of virtual reality systems for 3D applications, for $3.7 million. In addition to the $3.7 million the former selling shareholders of NVIS could earn an additional $2.0 million for meeting certain operating performance milestones through March of 2020. As of December 28, 2019, we estimate that the former owners have earned approximately $1.8 million of the $2.0 million. In 2019, the Company made payments of $1.3 million to the former selling shareholders of NVIS for meeting certain operating performance milestones and the Company may be required to pay an additional $0.7 million if additional milestones are met and the selling shareholders remain employed with NVIS through March 2020. As there is a requirement to remain employed to earn the contingent payments, these contingent payments are being treated as compensation expense.
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

Fiscal year ended	2017
Revenues	$28,477,870
Net loss	(26,302,840)
Basic and diluted earnings per share	$(0.38)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.    Goodwill and Intangibles
A rollforward of the Company's goodwill is as follows:

Total
Balance, December 30, 2017	$1,780,247
Impairment of goodwill	(1,417,470)
Change due to exchange rate fluctuations	(31,433)
Balance, December 29, 2018	331,344
Impairment of goodwill	(331,344)
Balance, December 28, 2019	$—

In 2019, the Company performed a qualitative impairment analysis of goodwill for e-MDT operating unit and determined that the discounted cash flows were not in excess of the carrying value. As a result of the analysis, the Company recorded impairment of goodwill of $0.3 million for the year ended December 28, 2019. At December 29, 2018, the Company performed an impairment analysis of goodwill based on a comparison of the discounted cash flows to the recorded carrying value of the reporting units, and determined that the discounted cash flows were not in excess of the carrying value of the NVIS reporting unit. At December 29, 2018, the Company decided to discontinue operations at its wholly-owned subsidiary, Kopin Software Ltd. and expects no future cash flows to support the carrying amount of goodwill. As a result, the Company recorded an impairment of goodwill of $1.4 million for the year ended December 29, 2018. The input methods for goodwill are analyzed for impairment on a nonrecurring basis using fair value measurements with unobservable inputs, which is Level 3 in the fair value hierarchy.
The Company recognized $0.9 million and $1.6 million in amortization expense for the fiscal years ended 2018 and 2017, respectively, related to intangible assets. The Company did not recognize any amortization expense in 2019. At December 28, 2019, the Company has a carrying value of $2.5 million and accumulated amortization of $2.5 million related to intangibles. The intangibles have no remaining useful life.
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
The following table details the fair value measurements of the Company’s financial assets:

		Fair Value Measurement at December 28, 2019 Using:
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$6,029,247	$6,029,247	$—	$—
U.S. government and agency backed securities	8,296,870	—	8,296,870	—
Corporate debt	7,456,127	—	7,456,127	—
Equity Investments	4,537,159	386,711	—	4,150,448
	$26,319,403	$6,415,958	$15,752,997	$4,150,448

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

		Fair Value Measurement at December 29, 2018 Using:
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$14,326,347	$14,326,347	$—	$—
U.S. government and agency backed securities	12,810,923	—	12,810,923	—
Corporate debt	10,107,093	—	10,107,093	—
Equity Investments	5,853,525	288,026	—	5,565,499
	$43,097,888	$14,614,373	$22,918,016	$5,565,499

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
Changes in Level 3 investments are as follows:

	December 29, 2018	Net unrealized gains/(losses)	Purchases, issuances and settlements	Transfers in and or out of Level 3	December 28, 2019
Equity Investments	$5,565,499	$(3,915,051)	$2,500,000	$—	$4,150,448

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
The Company acquired an equity interest in a company in the first quarter of 2018. The Company made a $1.0 million capital contribution during the three months ended March 31, 2018. The Company also contributed certain intellectual property. For the years ended December 28, 2019 and December 29, 2018, the Company recorded less than $0.1 million and $0.3 million of unrealized loss on this equity investment respectively due to a fluctuation in the foreign exchange rate. As of December 28, 2019, the Company owned an 11% interest in this investment and the fair value of this equity investment was $3.6 million at December 28, 2019.
In 2017 the Company had a warrant to acquire up to 15% of the next round of equity offered by a customer as part of the licensing of technology to the customer. The Company used the pricing and terms of the qualified financing round by the customer in determining the value of its Series A warrant and recorded a gain of $2.0 million. The Company acquired an equity interest in the customer by exercising the Series A warrant into Series A shares in the second quarter of 2018 and recorded a loss of less than $0.1 million. In addition, the Company acquired shares of the customer's Series B shares valued at $2.5 million based on the fair value of the Series B at the closing in May 2019. During the second quarter of 2019, the Company recognized a $0.8 million gain based on an observable price change for the Series A shares by using the customer's Series B capital structure, pricing of the shares being offered and the liquidation preference of Series B. In the fourth quarter of 2019 Kopin reviewed the financial condition and other factors of the customer and as a result, in the fourth quarter of 2019, we recorded an impairment charge of $5.2 million to reduce our investment in the customer to zero as of December 28, 2019.
On September 30, 2019 the Company entered into an Asset Purchase Agreement (the “Solos Purchase Agreement”) pursuant to which the Company sold and licensed certain assets of our SolosTM (“Solos”) product line and WhisperTM Audio (“Whisper”) technology. As consideration for the transaction the Company received a 20.0% equity stake in Solos Incorporation (“Solos Inc.”). The Company's 20.0% equity stake will be maintained until Solos Inc. has raised a total of $7.5 million in equity financing. The Company will also receive a royalty in the single digits on the net sales amount of Solos products for a three-year period, after commencement of commercial production. The Company has performed the analysis and identified Solos Technology as a variable interest entity that should not be consolidated by Kopin as Kopin is not the primary beneficiary of the entity. Kopin is not obligated to provide any additional funding support to Solos Inc., and our potential loss exposure is the value of the investment recorded on our books. Based on the price paid for equity by the other 80.0% owners of Solos Inc., volatility based on a peer group and assumptions about the risk free interest rate, the Company estimated the fair value of its’ equity holdings at $0.6 million and recorded $0.6 million gain on investment for this equity transaction as the basis of assets transferred was zero.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Marketable Debt Securities
The corporate debt consists of floating rate notes with a maturity that is over multiple years but has interest rates that are reset every three months based on the then-current three-month London Interbank Offering Rate ("three-month Libor"). The Company validates the fair market values of the financial instruments above by using discounted cash flow models, obtaining independent pricing of the securities or through the use of a model that incorporates the three-month Libor, the credit default swap rate of the issuer and the bid and ask price spread of the same or similar investments which are traded on several markets. Investments in available-for-sale marketable debt securities are as follows at December 28, 2019 and December 29, 2018:

	Amortized Cost		Unrealized Losses		Fair Value
	2019	2018	2019	2018	2019	2018
U.S. government and agency backed securities	$8,304,229	$13,064,418	$(7,359)	$(253,495)	$8,296,870	$12,810,923
Corporate debt	7,459,298	10,175,084	(3,171)	(67,991)	7,456,127	10,107,093
Total	$15,763,527	$23,239,502	$(10,530)	$(321,486)	$15,752,997	$22,918,016

The contractual maturity of the Company’s marketable debt securities is as follows at December 28, 2019:

	Less than One year	One to Five years	Total
U.S. government and agency backed securities	$299,250	$7,997,620	$8,296,870
Corporate debt	3,346,615	4,109,512	7,456,127
Total	$3,645,865	$12,107,132	$15,752,997

8.    Stockholders’ Equity and Stock-Based Compensation
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

Sale of Unregistered Common Stock
On April 20, 2017, the Company sold 7,589,000 shares of unregistered common stock to Goertek, Inc. for $24,664,250 ($3.25 per share). This represented approximately 10.1% of Kopin’s total outstanding shares of common stock as of the date of purchase. The transaction was accounted for under ASC 505-30 "Treasury Stock," and the loss on the sale of the treasury stock of approximately $0.8 million was charged to retained earnings. See Note 17. Related Party Transactions for additional discussion around agreements with Goertek.
Restricted Stock Awards
In 2010, the Company adopted a 2010 Equity Incentive Plan ("2010 Equity Plan") which authorized the issuance of shares of common stock to employees, non-employees, and the Board. The 2010 Equity Plan was a successor to the Company’s 2001 Equity Incentive Plan ("2001 Equity Plan") and has been subsequently amended to increase the number of authorized shares to 14,100,000 as of December 28, 2019. The number of shares authorized under the 2010 Equity Plan is the number of shares approved by the shareholders plus the number of shares of common stock which were available for grant under the 2001 Equity Plan, the number of shares of common stock which were the subject of awards outstanding under the 2001 Equity Plan and are forfeited, terminated, canceled or expire after the adoption of the 2010 Equity Plan and the number of shares of common stock delivered to the Company either in exercise of an 2001 Equity Plan award or in satisfaction of a tax withholding obligation. The term and vesting period for restricted stock awards granted under the 2010 Equity Plan are determined by the Board’s compensation committee. As of December 28, 2019, the Company has approximately 1.4 million shares of common stock authorized and available for issuance under the Company’s 2010 Equity Plan of which 0.5 million shares are committed to be issued for 2020 incentive program.

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

	Shares	Weighted Average Grant Fair Value
Outstanding at December 31, 2016	3,007,674	$3.21
Granted	1,152,000	3.40
Forfeited	(465,150)	3.82
Vested	(1,065,250)	2.90
Outstanding at December 30, 2017	2,629,274	3.31
Granted	1,549,000	2.25
Forfeited	(872,025)	3.78
Vested	(1,093,000)	3.05
Balance at December 29, 2018	2,213,249	2.51
Granted	645,000	0.57
Forfeited	(355,625)	2.95
Vested	(639,500)	2.98
Balance at December 28, 2019	1,863,124	$1.60

On December 31, 2017 (fiscal year beginning 2018), the Company amended the employment agreement with our CEO Dr. John Fan to expire on December 31, 2020 and as part of the amendment issued restricted stock grants. 640,000 shares of restricted stock which will vest upon the first 20 consecutive trading day period following the grant date during which the Company's common stock trades at a price equal to or greater than $5.25, 150,000 shares of restricted stock will vest at the end of the first 20 consecutive trading day period following the grant date during which the Company’s common stock trades at a price per share equal to or greater than $6.00, and 150,000 shares of restricted common stock will vest at the end of the first 20 consecutive trading day period following the grant date during which the Company’s common stock trades at a price per share equal to or greater than $7.00. All of the grants are subject to certain acceleration events and terminate on December 31, 2020. The following table describes inputs used to calculate fair value of the restricted stock grants:

	For the period ended December 29, 2018
Performance price target	$5.25	$6.00	$7.00
Expected volatility	48.3%	48.3%	48.3%
Interest rate	1.97%	1.97%	1.97%
Expected life (years)	2	2	2
Dividend yield	—%	—%	—%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Stock-Based Compensation
The following table summarizes stock-based compensation expense within each of the categories below as it relates to non-vested restricted common stock awards for the fiscal years 2019, 2018 and 2017 (no tax benefits were recognized):

	2019	2018	2017
Cost of product revenues	$102,629	$418,605	$490,481
Research and development	295,872	725,112	799,485
Selling, general and administrative	1,658,899	3,647,337	1,006,165
Total	$2,057,400	$4,791,054	$2,296,131

Unrecognized compensation expense for non-vested restricted common stock as of December 28, 2019 totaled $0.9 million and is expected to be recognized over a weighted average period of approximately two years.
9.    Concentrations of Risk
Ongoing credit evaluations of customers’ financial condition are performed and collateral, such as letters of credit, are generally not required. Customer’s accounts receivable balance as a percentage of total accounts receivable was as follows:

	Percent of Gross Accounts Receivable
Customer	December 28, 2019	December 29, 2018
Collins Aerospace	23%	11%
DRS Network & Imaging Systems, LLC	22%	11%
Scott Safety	12%	*
RealWear, Inc.	10%	31%
Note: The symbol “*” indicates that accounts receivables from that customer were less than 10% of the Company’s total accounts receivable.
Sales to significant non-affiliated customers for fiscal years 2019, 2018 and 2017, as a percentage of total revenues, is as follows:

	Sales as a Percent of Total Revenue
	Fiscal Year
Customer	2019	2018	2017
Military Customers in Total	30%	36%	48%
Collins Aerospace	*	20%	10%
DRS Network & Imaging Systems, LLC	17%	*	10%
General Dynamics	*	11%	*
RealWear, Inc.	20%	*	*
U.S. Army	*	*	12%
Funded Research and Development Contracts	17%	20%	11%

Note: The symbol “*” indicates that sales to that customer were less than 10% of the Company’s total revenues. The caption "Military Customers in Total" excludes research and development contracts.

10.    Income Taxes
The (benefit) provision for income taxes from continuing operations consists of the following for the fiscal years indicated:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Fiscal Year
	2019	2018	2017
Current
State	$4,000	$5,000	$5,000
Foreign	104,000	25,000	(568,000)
Total current provision (benefit)	108,000	30,000	(563,000)
Deferred
Federal	(5,165,000)	(7,307,000)	15,461,000
State	(2,341,000)	(360,000)	(493,000)
Foreign	(56,000)	300,000	(187,000)
Change in valuation allowance	7,562,000	7,367,000	(17,181,000)
Total (benefit) deferred provision	—	—	(2,400,000)
Total provision (benefit) for income taxes	$108,000	$30,000	$(2,963,000)

The following table sets forth the changes in the Company's balance of unrecognized tax benefits for the year ended:

Total
Unrecognized tax benefits at December 30, 2017	$394,000
Gross increases—prior year tax positions	—
Unrecognized tax benefits at December 29, 2018	394,000
Gross increases—current year tax positions	—
Unrecognized tax benefits at December 28, 2019	$394,000

U.S. GAAP requires applying a 'more likely than not' threshold to the recognition and derecognition of uncertain tax positions either taken or expected to be taken by the Company's income tax returns. The total amount of our gross tax liability for tax positions that may not be sustained under a 'more likely than not' threshold amounts to $0.4 million as of December 28, 2019 and December 29, 2018. The Company's policy regarding the classification of interest and penalties is to include these amounts as a component of income tax expense. The total amount of accrued interest and penalties related to the Company's unrecognized tax benefits was $0.8 million and $0.5 million as of December 28, 2019 and December 29, 2018 respectively.
Net operating losses were not utilized in 2019, 2018 and 2017 to offset federal and state taxes.

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

	Fiscal Year
	2019	2018	2017
Tax provision at federal statutory rates	$(6,196,000)	$(7,515,000)	$(9,884,000)
State tax liability	4,000	5,000	5,000
Foreign deferred tax rate differential	(64,000)	(39,000)	15,000
Foreign withholding	—	301,000	(771,000)
Outside basis in Kowon, net unremitted earnings	—	(468,000)	(2,888,000)
Permanent items	1,964,000	186,000	774,000
Increase in net state operating loss carryforwards	(1,985,000)	(406,000)	(300,000)
Utilization of net operating losses for U.K. research and development refund	(148,000)	—	—
Provision to tax return adjustments and tax rate change (1)	803,000	(76,000)	24,833,000
Tax credits	(1,931,000)	239,000	24,000
Non-deductible 162M compensation limitations	—	13,000	199,000
Non-deductible equity compensation	16,000	290,000	1,901,000
Uncertain tax position for transfer pricing	105,000	91,000	203,000
Other, net	(22,000)	45,000	107,000
Change in valuation allowance	7,562,000	7,364,000	(17,181,000)
Total provision (benefit)	$108,000	$30,000	$(2,963,000)

(1)
Due to the Tax Act which was enacted in December 2017, our U.S. deferred tax assets and liabilities as of December 30, 2017 were re-measured to 21%. The provisional amount recorded related to the remeasurement of our deferred tax balance was approximately $25.1 million of tax expense.

Pretax foreign income from continuing operations was approximately $1.3 million for fiscal year ended 2019, pretax foreign loss from continuing operations was approximately $0.7 million for fiscal year ended 2018 and pretax foreign income from continuing operations was approximately $0.4 million for fiscal year ended 2017. Deferred income taxes are provided to recognize the effect of temporary differences between tax and financial reporting. Deferred income tax assets and liabilities consist of the following:

	Fiscal Year
	2019	2018
Deferred tax liability:
Foreign withholding liability	$(525,000)	$(538,000)
Deferred tax assets:
Federal net operating loss carryforwards	44,820,000	41,755,000
State net operating loss carryforwards	5,097,000	3,114,000
Foreign net operating loss carryforwards	1,293,000	1,259,000
Equity awards	428,000	444,000
Tax credits	9,161,000	7,231,000
Property, plant and equipment	524,000	640,000
Unrealized losses on investments	2,641,000	1,848,000
Other	1,603,000	1,707,000
Net deferred tax assets	65,042,000	57,460,000
Valuation allowance	(65,566,000)	(58,006,000)
	$(524,000)	$(546,000)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The valuation allowance was approximately $65.6 million and $58.0 million at December 28, 2019 and December 29, 2018, respectively, primarily driven by U.S. net operating loss carryforwards ("NOLs") and tax credits that the Company does not believe will ultimately be realized.
Deferred tax assets and liabilities—The Company has remeasured certain deferred tax assets and liabilities, excluding those items included on the Company's 2017 tax return, based on the rates the Company expects to realize the deferred tax assets and liabilities at in the future, which is generally 21%. The amount recorded related to the remeasurement of the Company's deferred tax balance was approximately $25.1 million of tax expense.
The Company recorded a reduction in the valuation allowance during 2017 of approximately $1.0 million which was previously recorded against the Company’s AMT credit. The Company has received $0.5 million refund from our AMT credit in 2019 and is expecting to receive another $0.5 million of this credit in the next three years. The current portion of receivable is $0.3 million and is recorded in "Prepaid expenses and other current assets" on the Company's consolidated balance sheet at December 28, 2019 and the non-current portion is recorded in "Other assets".
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
As of December 28, 2019, the Company has available for tax purposes NOLs of $160.5 million expiring 2021 through 2037 and $52.9 million that have an unlimited carryover period. The Company has recognized a full valuation allowance on its net deferred tax assets as the Company has concluded that such assets are not more likely than not to be realized. The decrease in valuation allowance during fiscal year 2017 was a result of decreases in the federal tax rate as part of the Tax Act and a reduction in the valuation allowance as a result of deferred tax liabilities assumed as part of the acquisition of NVIS.
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
11.    Accrued Warranty
The Company warrants its products against defect for 12 months, however, for certain products a customer may purchase an extended warranty. A provision for estimated future costs and estimated returns for credit relating to such warranty is recorded in the period when product is shipped and revenue recognized, and is updated as additional information becomes available. The Company’s estimate of future costs to satisfy warranty obligations is based primarily on historical warranty expense experienced and a provision for potential future product failures. Changes in the accrued warranty for fiscal years ended 2019, 2018 and 2017 are as follows:

	Fiscal Year Ended
	December 28, 2019	December 29, 2018	December 30, 2017
Beginning balance	$571,000	$649,000	$518,000
Additions	471,000	159,000	328,000
Claim and reversals	(533,000)	(237,000)	(197,000)
Ending Balance	$509,000	$571,000	$649,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12.    Employee Benefit Plan
The Company has an employee benefit plan pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended. In 2019, the plan allowed employees to defer an amount of their annual compensation up to a current maximum of $19,000 if they are under the age of 50 and $25,000 if they are over the age of 50. The Company matches 50% of all deferred compensation on the first 6% of each employee’s deferred compensation. The amount charged to operations in connection with this plan was approximately $0.3 million in fiscal years 2019, 2018 and 2017.
13.    Commitments
The Company entered into an agreement in August 2017 to acquire an approximate 3.5% equity interest in Kunming BOE Display Technology Co., Ltd. ("BOE"), which is located in China, for 35.0 million Chinese Yuan Renminbi (approximately $5.0 million). The Company's sole obligation under this agreement is to make this capital contribution.  The funds raised by the BOE equity offering are being used to build an Organic Light Emitting Diode ("OLED") manufacturing facility which the Company intends to use to manufacture its products. The Company was unable to make its scheduled capital contribution and has received an extension from BOE postponing its capital contribution until July 2022.
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
On October 11, 2016, the Company filed its Answer and Affirmative Defenses. The parties completed expert depositions on November 15, 2019. On December 2, 2019, the Company filed a Motion for Partial Summary Judgment requesting the Court dismiss counts 2-7 in their entirety and counts 1 and 8 in part. BlueRadios also filed a Motion for Partial Summary Judgment alleging it is the co-owner of U.S. Patent No. 8,909,296. Responses to the Motions for Partial Summary Judgment were filed on January 15, 2020, and replies were filed on February 19, 2020.  A trial date has not yet been set by the Court. The Company has not concluded a loss from this matter is probable; therefore, we have not recorded an accrual for litigation or claims related to this matter for the period ended December 28, 2019. The Company will continue to evaluate information as it becomes known and will record an estimate for losses at the time or times when it is both probable that a loss has been incurred and the amount of the loss is reasonably estimable.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

15.    Segments and Disaggregation of Revenue
We continually monitor and review our segment reporting structure in accordance with authoritative guidance to determine if any changes have occurred that would affect our reportable segments. Previously, we have been presenting our financial results broken out into two segments, Kopin and Industrial. In the fourth quarter of 2019, as a result of the changes in our operations in 2019, including the license and sale of the Solos product line and Whisper technology, as well as the discontinuance of lower margin products and changes in our management structure, our operations have become more integrated such that we have one segment, to better align with how management operates and evaluates and views the results of our operations. Our Chief Executive Officer, who is our chief operating decision maker (“CODM”), reviews results on a total company basis. In 2019, we have disposed of our Wearables products, Solos and Golden-i, and have focused on providing display-related products to the military and industrial markets that are designed, developed and manufactured in a collaborative effort by the various operations of the Company. As a result, we have one reportable segment starting in fourth quarter of fiscal 2019, and we have retrospectively adjusted our segment disclosures to present one reportable segment.
Total long-live assets by country at December 28, 2019 and December 29, 2018 were:

Total Long-lived Assets (in thousands)	2019	2018
U.S.	$1,233	$2,101
United Kingdom	177	197
China	37	251
Japan	26	50
Total	$1,473	$2,599

We disaggregate our revenue from contracts with customers by geographic location and by display application, as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.
Total revenue by geographical area for the fiscal years ended December 28, 2019, December 29, 2018 and December 30, 2017:

	2019		2018		2017
(In thousands, except percentages)	Revenue	% of Total	Revenue	% of Total	Revenue	% of Total
U.S.	$14,946	51%	$14,436	59%	16,540	59%
Other Americas	134	—	123	1%	86	—%
Total Americas	15,080	51%	14,559	60%	16,626	60%
Asia-Pacific	11,768	40%	6,916	28%	5,406	19%
Europe	2,628	9%	2,948	12%	5,809	21%
Other	42	—%	42	—%	—	—%
Total Revenues	$29,519	100%	$24,465	100%	27,841	100%

Total revenue by display application for the fiscal years ended December 28, 2019, December 29, 2018 and December 30, 2017 was as follows:

(In thousands)	2019	2018	2017
Military	$8,729	$8,724	$13,438
Industrial	9,717	6,066	5,478
Consumer	1,777	4,146	4,406
R&D	4,983	5,254	2,947
Other	61	275	1,573
License and royalties	4,252	—	—
Total Revenues	$29,519	$24,465	$27,841

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

16.    Selected Quarterly Financial Information (Unaudited)
The following tables present Kopin’s quarterly operating results for the fiscal years ended December 28, 2019 and December 29, 2018. The information for each of these quarters is unaudited and has been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, all necessary adjustments, consisting only of normal recurring adjustments, have been included to present fairly the unaudited consolidated quarterly results when read in conjunction with Kopin’s audited consolidated financial statements and related notes. These operating results are not necessarily indicative of the results of any future period.
Quarterly Periods During Fiscal Year Ended December 28, 2019:

(in thousands, except per share data)	Three months ended March 30, 2019	Three months ended June 29, 2019(3)	Three months ended September 28, 2019	Three months ended December 28, 2019
Total revenue	$5,543	$9,110	$6,139	$8,727
Gross profit (2)	(1,263)	(808)	265	1,188
Loss from operations	(11,584)	(4,838)	(6,402)	(3,556)
Net loss attributable to the controlling interest	(11,331)	(4,260)	(6,625)	(7,290)
Net loss per share (1):
Basic and diluted	$(0.15)	$(0.05)	$(0.08)	$(0.09)
Weighted average number of common shares outstanding:
Basic and diluted	74,969	81,950	82,054	82,155

(1)	Net loss per share is computed independently for each of the quarters presented; accordingly, the sum of the quarterly net income per share may not equal the total computed for the year.

(2)	Gross profit is defined as net product revenues less cost of product revenues.

(3)	Includes $3.5 million revenue from licensing functional IP for the three month period ended June 29, 2019.

Quarterly Periods During Fiscal Year Ended December 29, 2018:

(in thousands, except per share data)	Three months ended March 31, 2018 (3)	Three months ended June 30, 2018	Three months ended September 29, 2018	Three months ended December 29, 2018
Total revenue	$5,654	$5,944	$5,126	$7,741
Gross profit (2)	983	974	(16)	1,439
Loss from operations	(9,792)	(8,992)	(10,299)	(10,884)
Net loss attributable to the controlling interest	(5,536)	(9,241)	(9,791)	(9,966)
Net loss per share (1):
Basic and diluted	$(0.08)	$(0.13)	$(0.13)	$(0.14)
Weighted average number of common shares outstanding:
Basic and diluted	73,078	73,095	73,135	73,317

(1)	Net loss per share is computed independently for each of the quarters presented; accordingly, the sum of the quarterly net income per share may not equal the total computed for the year.

(2)	Gross profit is defined as net product revenues less cost of product revenues.

(3)	Includes $2.9 million impact on net gain attributable to Kopin Corporation relating to the gain on an equity investment for the three month period ended March 31, 2018.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

17.    Related Party Transactions
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
The Company and RealWear, Inc. ("RealWear") have entered into agreements where the Company has agreed to supply display modules for RealWear's augmented reality products. The Company has also licensed certain intellectual property to RealWear and the Company received a 15% warrant in RealWear's next equity offering round, which was exercised in April 2018. The Company also received a $1.5 million license fee for the intellectual property licensed to RealWear and the Company is entitled to receive sales-based royalties from RealWear. In May 2019, the Company has signed an additional agreement to license certain intellectual property to Realwear for $3.5 million license fee and additional sales-based royalties. Of the $3.5 million license fee, $2.5 million was paid upon signing of the license agreement and the other $1.0 million is paid in quarterly installments of $0.25 million. As of December 28, 2019 the remaining receivable balance related to license fee was $0.5 million. Additionally, in the second quarter of 2019, we made an additional equity investment in RealWear of $2.5 million as part of an equity raise by the company. As of December 28, 2019, we own approximately 2.8% of RealWear. In the fourth quarter of 2019 Kopin reviewed the financial condition and other factors of RealWear and as a result, in the fourth quarter of 2019, we recorded an impairment charge of $5.2 million to reduce our investment in RealWear to zero as of December 28, 2019.
On September 30, 2019 the Company entered into an Asset Purchase Agreement (the “Solos Purchase Agreement”) with Solos Technology Limited (“Solos Technology”). Pursuant to the Solos Purchase Agreement, the Company sold and licensed to Solos Technology certain assets of our SolosTM (“Solos”) product line and WhisperTM Audio (“Whisper”) technology. As consideration for the transaction the Company received 1,172,000 common shares representing a 20.0% equity stake in Solos Technology’s parent company, Solos Incorporation (“Solos Inc.”). In addition, the Company has agreed to reimburse Solos Technology for sales support provided. Solos Technology has agreed to reimburse the Company for the employees time spent on Solos development. As of December 28, 2019, the Company had $283,000 receivables outstanding from Solos Technology and had a payable of less than $10,000 to Solos Technology.
The Company’s CEO and Chairman, Dr. John C.C. Fan, acquired an individual ownership interest of 15.5% (12.3% fully diluted) of Solos Inc. Two of Dr. Fan’s family members have also invested in Solos Inc., and collectively hold a 37.1% (29.5% fully diluted) ownership interest in Solos Inc.
During fiscal years 2019, 2018 and 2017, the Company had the following transactions with related parties:

	2019		2018		2017
	Revenue	Purchases	Revenue	Purchases	Revenue	Purchases
Goertek	$—	$747,154	$—	$646,135	—	727,101
RealWear, Inc.	5,778,672	—	1,220,838	—	576,644	—
	$5,778,672	$747,154	$1,220,838	$646,135	576,644	727,101

At December 28, 2019 and December 29, 2018, the Company had the following receivables and payables with related parties:

	December 28, 2019		December 29, 2018
	Receivables	Payables	Receivables	Contract Assets	Payables
Goertek	$—	$—	$—	—	$207,530
RealWear, Inc.	646,848	—	1,041,334	400,000	—
	$646,848	$—	$1,041,334	400,000	$207,530

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

18.    Valuation and Qualifying Accounts
The following table sets forth activity in Kopin's allowance for doubtful accounts:

Fiscal year ended:	Balance at Beginning of Year	Additions Charged to Income	Deductions from Reserve	Balance at End of Year
December 30, 2017	$136,000	$13,000	$—	$149,000
December 29, 2018	149,000	268,000	(113,000)	304,000
December 28, 2019	$304,000	$951,000	$(317,000)	$938,000

INDEX TO EXHIBITS

Exhibits
3.1	Amended and Restated Certificate of Incorporation filed as an exhibit to Registration Statement on Form S-1, File No. 33-57450, and incorporated herein by reference.
3.2	Amendment to Certificate of Incorporation filed as an exhibit to Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2000 and incorporated herein by reference.
3.3	Amendment to Certificate of Incorporation filed as an exhibit to Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2000 and incorporated herein by reference.
3.4	Fifth Amended and Restated By-laws filed as an exhibit to Current Report on Form 8-K filed on July 18, 2016 and incorporated herein by reference.
4.1	Specimen Certificate of Common Stock filed as an exhibit to Registration Statement on Form S-1, File No. 33-45853, and incorporated herein by reference.
4.2	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
10.1	Form of Employee Agreement with Respect to Inventions and Proprietary Information filed as an exhibit to Registration Statement on Form S-1, File No. 33-45853, and incorporated herein by reference.
10.2*	Kopin Corporation 2001 Equity Incentive Plan filed as an appendix to Proxy Statement filed on April 20, 2001 and incorporated herein by reference. *
10.3*	Kopin Corporation 2001 Equity Incentive Plan Amendment filed as an exhibit to Registration Statement on Form S-8 filed on August 16, 2002 and incorporated herein by reference. *
10.4*	Kopin Corporation 2001 Equity Incentive Plan Amendment filed as an exhibit to Registration Statement on Form S-8 filed on March 15, 2004 and incorporated herein by reference. *
10.5*	Kopin Corporation 2001 Equity Incentive Plan Amendment filed as an exhibit to Registration Statement on Form S-8 filed on May 10, 2004 and incorporated herein by reference. *
10.6*	Kopin Corporation 2001 Equity Incentive Plan Amendment filed as an exhibit to Registration Statement on Form S-8 filed on April 15, 2008 and incorporated herein by reference. *
10.7*	Kopin Corporation 2001 Supplemental Equity Incentive Plan filed as an exhibit to Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2000 and incorporated herein by reference. *
10.8*	Form of Key Employee Stock Purchase Agreement filed as an exhibit to Registration Statement on Form S-1, File No. 33-45853, and incorporated herein by reference. *
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

10.18*
Offer Letter, dated January 17, 2019, by and between Kopin Corporation and Paul Baker filed as an exhibit to the Current Report on Form 8-K filed on January 22, 2019 and incorporated by reference herein.

10.19†	Asset Purchase Agreement, dated September 30, 2019, by and between Kopin Corporation, Kopin Display Corporation and Solos Technology Limited.
21.1	Subsidiaries of Kopin Corporation
23.1	Consent of Independent Registered Public Accounting Firm - RSM US LLP
23.2	Consent of Independent Registered Public Accounting Firm - Deloitte & Touche LLP
31.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.0
The following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Stockholder's Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text.

*	Management contract or compensatory plan required to be filed as an Exhibit to this Form 10-K.
†	Portions of this exhibit and the schedules thereto, marked by brackets, have been omitted pursuant to Item 601(b)(10) of Regulation S-K.

Item 16.	Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
March 11, 2020

KOPIN CORPORATION

By:	/s/ JOHN C.C. FAN
John C.C. Fan Chairman of the Board, Chief Executive Officer, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN C.C. FAN	Chairman of the Board, Chief Executive Officer, President and Director (Principal Executive Officer)	March 11, 2020
John C.C. Fan

/s/ JAMES BREWINGTON	Director	March 11, 2020
James Brewington

/s/ DAVID E. BROOK	Director	March 11, 2020
David E. Brook

/s/ MORTON COLLINS	Director	March 11, 2020
Morton Collins

/s/ RICHARD H. OSGOOD III	Director	March 11, 2020
Richard H. Osgood III

/s/ CHI CHIA HSIEH	Director	March 11, 2020
Chi Chia Hsieh

/s/ SCOTT L. ANCHIN	Director	March 11, 2020
Scott L. Anchin

/s/ RICHARD A. SNEIDER	Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)	March 11, 2020
Richard A. Sneider