Form 10-Q
period 2020-03-28
KOPIN CORP
filed 2020-05-07
CIK 771266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number 0-19882

KOPIN CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	04-2833935
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

125 North Drive, Westborough, MA	01581-3335
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (508) 870-5959

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01	KOPN	Nasdaq Capital Market

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 6, 2019
Common Stock, par value $0.01	84,910,288

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No☒

Kopin Corporation

Part 1. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

KOPIN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 28, 2020	December 28, 2019
ASSETS
Current assets:
Cash and equivalents	$8,333,603	$6,029,247
Marketable debt securities, at fair value	9,307,959	15,752,997
Accounts receivable, net of allowance of $786,000 in 2020 and $938,000 in 2019	5,929,983	6,023,250
Contract assets and unbilled receivables	1,394,633	921,082
Inventory	3,427,507	3,768,696
Prepaid taxes	82,088	104,442
Prepaid expenses and other current assets	1,403,729	1,164,927
Total current assets	29,879,502	33,764,641
Property, plant and equipment, net	1,450,328	1,473,341
Operating lease right-of-use assets	2,506,159	2,753,963
Other assets	253,750	517,411
Equity investments	4,346,642	4,537,159
Total assets	$38,436,381	$43,046,515

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,925,184	$3,998,234
Accrued payroll and expenses	1,699,527	2,203,773
Accrued warranty	508,000	509,000
Contract liabilities and billings in excess of revenues earned	1,229,396	796,794
Operating lease liabilities	1,059,429	1,041,695
Other accrued liabilities	1,684,547	2,235,217
Taxes payable	503,000	525,000
Total current liabilities	10,609,083	11,309,713
Noncurrent contract liabilities and asset retirement obligations	251,935	268,440
Operating lease liabilities, net of current portion	1,513,520	1,791,590
Other long-term obligations	1,067,389	1,085,160
Commitments and contingencies (Note 13)	-	-
Stockholders’ equity:
Preferred stock, par value $.01 per share: authorized, 3,000 shares; none issued	-	-
Common stock, par value $.01 per share: authorized, 120,000,000 shares; issued 89,427,296 shares in 2020 and 88,912,796 shares in 2019; outstanding 82,536,416 in 2020 and 2019	870,496	870,496
Additional paid-in capital	344,615,002	344,456,537
Treasury stock (4,513,256 shares in 2020 and 2019, at cost)	(17,238,669)	(17,238,669)
Accumulated other comprehensive income	1,658,552	1,757,184
Accumulated deficit	(304,832,432)	(301,236,913)
Total Kopin Corporation stockholders’ equity	25,072,949	28,608,635
Noncontrolling interest	(78,495)	(17,023)
Total Kopin Corporation stockholders’ equity	24,994,454	28,591,612
Total liabilities and stockholders’ equity	$38,436,381	$43,046,515

See notes to unaudited condensed consolidated financial statements

KOPIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended
	March 28, 2020	March 30, 2019
Revenues:
Net product revenues	$5,919,206	$4,613,856
Research and development and other revenues	1,959,399	929,069
Total revenues	7,878,605	5,542,925
Expenses:
Cost of product revenues	5,647,847	5,877,077
Research and development	2,339,748	4,966,716
Selling, general and administration	3,432,092	6,282,803
Total expenses	11,419,687	17,126,596
Loss from operations	(3,541,082)	(11,583,671)
Other (expense) income:
Interest income	73,406	163,361
Other income (expense), net	12,678	(109,735)
Foreign currency transaction (losses) gains	(172,993)	236,135
Total other income and expense	(86,909)	289,761
Loss before provision for income taxes and net loss (income) attributable to noncontrolling interest	(3,627,991)	(11,293,910)
Tax provision	(29,000)	(26,000)
Net loss	(3,656,991)	(11,319,910)
Net loss (income) attributable to the noncontrolling interest	61,472	(11,017)
Net loss attributable to Kopin Corporation	$(3,595,519)	$(11,330,927)
Net loss per share
Basic and diluted	$(0.04)	$(0.15)
Weighted average number of common shares outstanding
Basic and diluted	82,536,416	74,968,981

See notes to unaudited condensed consolidated financial statements

KOPIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF comprehensive loss

(Unaudited)

	Three months ended	Three months ended
	March 28, 2020	March 30, 2019
Net loss	$(3,656,991)	$(11,319,910)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	189,078	(122,064)
Unrealized holding (loss) gain on marketable securities	(278,362)	222,000
Reclassification of holding losses in net loss	(9,348)	(2,619)
Other comprehensive (loss) income, net of tax	(98,632)	97,317
Comprehensive loss	(3,755,623)	(11,222,593)
Comprehensive loss (income) attributable to the noncontrolling interest	61,472	(11,017)
Comprehensive loss attributable to Kopin Corporation	$(3,694,151)	$(11,233,610)

See notes to unaudited condensed consolidated financial statements

KOPIN CORPORATION

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Common Stock	Common Stock	Additional Paid-in	Treasury	Accumulated Other Comprehensive	Accumulated	Total Kopin Corporation Stockholders	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Stock	Income	Deficit	Equity	Interest	Equity
Balance, December 28, 2019	87,049,672	$870,496	$344,456,537	$(17,238,669)	$1,757,184	$(301,236,913)	$28,608,635	$(17,023)	$28,591,612
Stock-based compensation expense	-	-	158,465	-	-	-	158,465	-	158,465
Other comprehensive income (loss)	-	-	-	-	(98,632)	-	(98,632)	-	(98,632)
Net loss	-	-	-	-	-	(3,595,519)	(3,595,519)	(61,472)	(3,656,991)
Balance, March 28, 2020	87,049,672	$870,496	$344,615,002	$(17,238,669)	$1,658,552	$(304,832,432)	$25,072,949	$(78,495)	$24,994,454

	Common Stock	Common Stock	Additional Paid-in	Treasury	Accumulated Other Comprehensive	Accumulated	Total Kopin Corporation Stockholders	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Stock	Income	Deficit	Equity	Interest	Equity
Balance, December 29, 2018	78,522,066	$785,220	$334,491,397	$(17,238,669)	$1,554,587	$(271,730,661)	$47,861,874	$(149,053)	$47,712,821
Stock-based compensation expense	-	-	815,842	-	-	-	815,842	-	815,842
Vesting of restricted stock	10,000	100	(100)	-	-	-	-	-	-
Repurchases of restricted stock to satisfy tax withholding obligations	(4,294)	(43)	(7,085)	-	-	-	(7,128)	-	(7,128)
Other comprehensive income (loss)	-	-	-	-	97,317	-	97,317	-	97,317
Sale of registered stock	7,272,727	72,727	7,237,273	-	-	-	7,310,000	-	7,310,000
Net (loss) income	-	-	-	-	-	(11,330,927)	(11,330,927)	11,017	(11,319,910)
Balance, March 30, 2019	85,800,499	$858,004	$342,537,327	$(17,238,669)	$1,651,904	$(283,061,588)	$44,746,978	$(138,036)	$44,608,942

See notes to unaudited condensed consolidated financial statements

KOPIN CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended	Three months ended
	March 28, 2020	March 30, 2019
Cash flows from operating activities:
Net loss	$(3,656,991)	$(11,319,910)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	170,805	264,389
Accretion of premium or discount on marketable debt securities	2,344	-
Stock-based compensation	158,465	815,842
Foreign currency losses (gains)	193,073	(233,180)
Change in allowance for bad debt	(150,500)	246,970
Loss on disposal of plant and equipment	-	180,308
Write-off of excess inventory	676,063	1,253,988
Other non-cash items	(985)	32,732
Changes in assets and liabilities:
Accounts receivable	260,602	(953,353)
Contract assets	(473,551)	947,986
Inventory	(356,766)	(620,982)
Prepaid expenses and other current assets	(33,168)	221,926
Accounts payable and accrued expenses	(1,086,534)	393,941
Billings in excess of revenue earned	428,688	922,540
Net cash used in operating activities	(3,868,455)	(7,846,803)
Cash flows from investing activities:
Other assets	55,231	(50,000)
Capital expenditures	(155,930)	(74,920)
Proceeds from sale of marketable debt securities	6,297,500	2,789,139
Net cash provided by investing activities	6,196,801	2,664,219
Cash flows from financing activities:
Sale of registered stock	-	7,450,000
Settlements of restricted stock for tax withholding obligations	-	(7,128)
Net cash provided by financing activities	-	7,442,872
Effect of exchange rate changes on cash	(23,990)	(3,110)
Net increase in cash and cash equivalents	2,304,356	2,257,178
Cash and cash equivalents:
Beginning of period	6,029,247	14,326,347
End of period	$8,333,603	$16,583,525
Supplemental disclosure of cash flow information:
Issuance costs included in accounts payable and accrued expenses	$-	$140,000

See notes to unaudited condensed consolidated financial statements

KOPIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The condensed consolidated financial statements of Kopin Corporation as of March 28, 2020 and for the three month periods ended March 28, 2020 and March 30, 2019 are unaudited and include all adjustments that, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. These condensed consolidated financial statements should be read in conjunction with the Company’s financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2019. The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for any other interim period or for a full fiscal year. The Company reclassified certain prior period amounts to conform to the current period presentation. As used in this report, the terms “we”, “us”, “our”, “Kopin” and the “Company” mean Kopin Corporation and its subsidiaries, unless the context indicates another meaning.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses of $29.4 million and net cash outflows from operations of $21.0 million for the fiscal year ended 2019. The Company incurred a net loss of $3.6 million for the three months ended March 28, 2020 and net cash outflows from operations of $3.9 million. In addition, the Company has experienced a significant decline in its cash and cash equivalents and marketable debt securities over the last several years, which was primarily a result of funding operating losses, of which a significant component relates to the Company’s ongoing investments in the research and development of Wearable products. The Company had $17.6 million of cash and cash equivalents and marketable debt securities at March 28, 2020. The Company’s historical and current use of cash in operations combined with limited liquidity resources raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

In March 2020, the World Health Organization declared COVID-19 a pandemic. The COVID-19 pandemic has negatively impacted the global and national economy, disrupted global supply chains, and created significant volatility in and disruption of financial markets. The extent of the impact of the COVID-19 pandemic on the Company’s operational and financial performance, including the ability to execute business strategies and initiatives in the expected time frame, will depend on future developments, including the duration and spread of the pandemic and related restrictions on travel and transportation, all of which are uncertain and cannot be predicted at this time. An extended period of global supply chain and economic disruption could materially affect Kopin’s business, results of operations, financial condition, and access to sources of liquidity. In this regard, the CARES Act established a Paycheck Protection Program, whereby certain small businesses are eligible for a loan to fund payroll expenses, rent, and related costs. The loan may be forgiven if the funds are used for payroll and other qualified expenses. The Company received $2.1 million in proceeds from a loan under the PPP. Governmental programs such as the PPP are complex and there is uncertainty regarding whether the loan will be forgiven. Additionally, our participation may lead to additional litigation and governmental, regulatory and third-party scrutiny, negative publicity and damage to its reputation.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2. ACCOUNTING STANDARDS

Accounting Standards Issued But Not Yet Adopted

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

The Company uses the specific identification method as a basis for determining cost and calculating realized gains and losses with respect to marketable debt securities. The gross gains and losses realized related to sales and maturities of marketable debt securities were not material during the three months ended March 28, 2020 and March 30, 2019.

Investments in available-for-sale marketable debt securities were as follows at March 28, 2020 and December 28, 2019:

	Amortized Cost		Unrealized Gains		Unrealized Losses		Fair Value
	2020	2019	2020	2019	2020	2019	2020	2019
U.S. government and agency backed securities	$3,005,799	$8,304,229	$32,301	$-	$-	$(7,359)	$3,038,100	$8,296,870
Corporate debt	6,457,883	7,459,298	-	-	(188,024)	(3,171)	6,269,859	7,456,127
Total	$9,463,682	$15,763,527	$32,301	$-	$(188,024)	$(10,530)	$9,307,959	$15,752,997

The contractual maturity of the Company’s marketable debt securities was as follows at March 28, 2020:

	Less than One year	One to Five years	Total
U.S. government and agency backed securities	$-	$3,038,100	$3,038,100
Corporate debt	2,529,970	3,739,889	6,269,859
Total	$2,529,970	$6,777,989	$9,307,959

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

The following table details the fair value measurements of the Company’s financial assets:

		Fair Value Measurement March 28, 2020 Using:
	Total	Level 1	Level 2	Level 3
Cash and Cash Equivalents	$8,333,603	$8,333,603	$-	$-
U.S. Government Securities	3,038,100	-	3,038,100	-
Corporate Debt	6,269,859	-	6,269,859	-
Equity Investments	4,346,642	244,194	-	4,102,448
	$21,988,204	$8,577,797	$9,307,959	$4,102,448

		Fair Value Measurement at December 28, 2019 Using:
	Total	Level 1	Level 2	Level 3
Cash and Cash Equivalents	$6,029,247	$6,029,247	$-	$-
U.S. Government Securities	8,296,870	-	8,296,870	-
Corporate Debt	7,456,127	-	7,456,127	-
Equity Investments	4,537,159	386,711	-	4,150,448
	$26,319,403	$6,415,958	$15,752,997	$4,150,448

Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur. Changes in Level 3 investments were as follows:

	December 28, 2019	Net unrealized losses	Purchases, issuances and settlements	Transfers in and or out of Level 3	March 28, 2020
Equity Investments	$4,537,159	$(190,517)	$-	$-	$4,346,642

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value because of their short-term nature. If accrued liabilities were carried at fair value, these would be classified as Level 2 in the fair value hierarchy.

Marketable Debt Securities

The corporate debt consists of floating rate notes with a maturity that is over multiple years but has interest rates that are reset every three months based on the then-current three-month London Interbank Offering Rate (“three-month Libor”). The Company validates the fair market values of the financial instruments above by using discounted cash flow models, obtaining independent pricing of the securities or through the use of a model that incorporates the three-month Libor, the credit default swap rate of the issuer and the bid and ask price spread of the same or similar investments which are traded on several markets.

Equity Investments

The Company acquired an equity interest in a company in the first quarter of 2018. The Company made a $1.0 million capital contribution during the three months ended March 31, 2018. The Company also contributed certain intellectual property. During the three months ended March 28, 2020, the Company recorded a $0.1 million unrealized loss on this equity investment due to a fluctuation in the foreign exchange rate. As of March 28, 2020, the Company owned an 11% interest in this investment and the fair value of this equity investment was $3.5 million at March 28, 2020.

In 2017 the Company had a warrant to acquire up to 15% of the next round of equity offered by a customer as part of the licensing of technology to the customer. The Company used the pricing and terms of the qualified financing round by the customer in determining the value of its Series A warrant and recorded a gain of $2.0 million. The Company acquired an equity interest in the customer by exercising the Series A warrant into Series A shares in the second quarter of 2018 and recorded a loss of less than $0.1 million. In addition, the Company acquired shares of the customer’s Series B shares valued at $2.5 million based on the fair value of the Series B at the closing in May 2019. During the second quarter of 2019, the Company recognized a $0.8 million gain based on an observable price change for the Series A shares by using the customer’s Series B capital structure, pricing of the shares being offered and the liquidation preference of Series B. In the fourth quarter of 2019 the Company reviewed the financial condition and other factors of the customer and as a result, recorded an impairment charge of $5.2 million to reduce our investment in the customer to zero.

On September 30, 2019 the Company entered into an Asset Purchase Agreement (the “Solos Purchase Agreement”) pursuant to which the Company sold and licensed certain assets of our SolosTM (“Solos”) product line and WhisperTM Audio (“Whisper”) technology. As consideration for the transaction the Company received a 20.0% equity stake in Solos Incorporation (“Solos Inc.”). The Company did not have an observable price change for similar investments of its equity investments and recorded no impairment charges on its equity investments during the three months ended March 28, 2020.

5. INVENTORY

Inventories are stated at standard cost adjusted to approximate the lower of cost (first-in, first-out method) or net realizable value and consist of the following at March 28, 2020 and December 28, 2019:

	March 28, 2020	December 28, 2019
Raw materials	$2,522,612	$2,630,156
Work-in-process	495,477	711,475
Finished goods	409,418	427,065
Total	$3,427,507	$3,768,696

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

The following were not included in weighted-average common shares outstanding-diluted because they are anti-dilutive or performance conditions have not been met at the end of the period:

	Three months ended	Three months ended
	March 28, 2020	March 30, 2019
Non-vested restricted common stock	2,377,624	2,150,874

7. STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION

Registered sale of equity securities

On March 15, 2019, the Company sold 7.3 million shares of registered common stock for gross proceeds of $8.0 million ($1.10 per share), before deducting underwriting discounts and offering expenses paid by the Company of $0.7 million. This represented approximately 8.9% of Kopin’s total outstanding shares of common stock as of the date of purchase. The net proceeds from the offering were used for general corporate purposes, including working capital. On April 10, 2019, the Company sold 0.7 million shares of registered common stock for gross proceeds of $0.8 million ($1.10 per share), before deducting underwriting discounts and offering expenses paid by the Company of less than $0.1 million, pursuant to the partial exercise of the underwriters’ overallotment option in connection with its March 15, 2019 public offering. This represented approximately 0.8% of Kopin’s total outstanding shares of common stock as of the date of purchase.

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

Restricted stock activity was as follows:

	Shares	Weighted Average Grant Fair Value
Balance, December 28, 2019	1,863,124	$1.60
Granted	533,000	0.41
Forfeited	(18,500)	1.94
Vested	—	—
Balance, March 28, 2020	2,377,624	$1.33

On December 31, 2017, the Company amended the employment agreement with our CEO, Dr. John Fan, to expire on December 31, 2020 and as part of the amendment issued restricted stock grants. Of the restricted stock grants issued to Dr. Fan, 640,000 shares will vest upon the first 20 consecutive trading day period following the grant date during which the Company’s common stock trades at a price equal to or greater than $5.25, 150,000 shares will vest at the end of the first 20 consecutive trading day period following the grant date during which the Company’s common stock trades at a price per share equal to or greater than $6.00, and 150,000 shares will vest at the end of the first 20 consecutive trading day period following the grant date during which the Company’s common stock trades at a price per share equal to or greater than $7.00. All of the grants are subject to certain acceleration events and expire on December 31, 2020. The total fair value of these awards on December 31, 2017 was $1.7 million. The value of restricted stock grants that vest based on market conditions is computed on the date of grant using the Monte Carlo model with the following assumptions:

	For the three months ended March 28, 2020
Performance price target	$5.25	$6.00	$7.00
Expected volatility	48.3%	48.3%	48.3%
Interest rate	1.97%	1.97%	1.97%
Expected life (years)	3	3	3
Dividend yield	—%	—%	—%

Stock-Based Compensation

The following table summarizes stock-based compensation expense within each of the categories below as it relates to non-vested restricted common stock awards for the three months ended March 28, 2020 and March 30, 2019 (no tax benefits were recognized):

	Three Months Ended	Three Months Ended
	March 28, 2020	March 30, 2019
Cost of product revenues	$13,977	$32,108
Research and development	55,132	104,730
Selling, general and administrative	89,356	679,004
Total	$158,465	$815,842

Unrecognized compensation expense for non-vested restricted common stock as of March 28, 2020 totaled $0.8 million and is expected to be recognized over a weighted average period of approximately two years.

8. ACCRUED WARRANTY

The Company typically warrants its products against defect for 12 to 18 months, however, for certain products a customer may purchase an extended warranty. A provision for estimated future costs and estimated returns for credit relating to such warranty is recorded in the period when product is shipped and revenue recognized, and is updated as additional information becomes available. The Company’s estimate of future costs to satisfy warranty obligations is based primarily on historical warranty expense experienced and a provision for potential future product failures. Changes in the accrued warranty for the three months ended March 28, 2020 were as follows:

Balance, December 28, 2019	$509,000
Additions	225,000
Claims	(226,000)
Balance, March 28, 2020	$508,000

Extended Warranties

Deferred revenue represents the purchase of extended warranties by the Company’s customers. The Company recognizes revenue from an extended warranty on the straight-line method over the life of the extended warranty, which is typically 12 to 15 months beyond the standard 12 to 18 month warranty. The Company classifies the current portion of deferred revenue under Other accrued liabilities in its condensed consolidated balance sheets. At March 28, 2020, the Company had less than $0.1 million of deferred revenue related to extended warranties.

9. INCOME TAXES

The Company recorded a provision for income taxes of less than $0.1 million in the three months ended March 28, 2020 and the three months ended March 30, 2019. As of March 28, 2020, the Company has available for tax purposes U.S. federal NOLs of approximately $160.5 million expiring 2022 through 2037 and $56.9 million that have an unlimited carryover period. The Company had recognized a full valuation allowance on its domestic and certain foreign net deferred tax assets due to the uncertainty of realization of such assets. The Company recognizes both accrued interest and penalties related to its uncertain tax positions related to intercompany loan interest and potential transfer pricing exposure related to its foreign subsidiaries.

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

Contract liabilities consist of advance payments and billings in excess of cost incurred and deferred revenue.

Net contract assets (liabilities) consisted of the following:

	March 28, 2020	December 28, 2019	$ Change	% Change
Contract assets—current	$1,394,633	$921,082	$473,551	51%
Contract liabilities and billings in excess of revenues earned	(1,229,396)	(796,794)	(432,602)	54%
Contract liabilities—noncurrent	(2,643)	(6,557)	3,914	(60)%
Net contract assets (liabilities)	$162,594	$117,731	$44,863	38%

The $45,000 increase in the Company’s net contract assets (liabilities) at March 28, 2020 as compared to December 28, 2019 was primarily due to an increase in inventory and other costs associated with government contracts which recognize revenue over time, which was partially offset by an increase in billing in excess of revenue earned.

In the three months ended March 28, 2020, the Company recognized revenue of $0.6 million related to our contract liabilities at December 28, 2019. In the three months ended March 30, 2019, the Company recognized revenue of less than $0.1 million related to our contract liabilities at December 29, 2018.

The Company did not recognize impairment losses on our contract assets in the three months ended March 28, 2020 or March 30, 2019.

Performance Obligations

The Company’s revenue recognition related to performance obligations that were satisfied at a point in time and over time were as follows:

	Three months ended	Three months ended
	March 28, 2020	March 30, 2019
Point in time	36%	71%
Over time	64%	29%

Remaining performance obligations represent the transaction price of orders for which work has not been performed and excludes unexercised contract options and potential orders under ordering-type contracts (e.g., indefinite-delivery, indefinite-quantity (“IDIQ”)). As of March 28, 2020, the aggregate amount of the transaction price allocated to remaining performance obligations was $8.6 million which the Company expects to recognize over the next 13 months. The remaining performance obligations represent amounts to be earned under government contracts, which are subject to cancellation.

11. LEASES

The Company enters into operating leases primarily for: real estate, including for manufacturing, engineering, research, administration and sales facilities, and information technology (“IT”) equipment. At March 28, 2020 and December 28, 2019, the Company did not have any finance leases. Approximately all of our future lease commitments, and related lease liability, relate to the Company’s real estate leases. Some of the Company’s leases include options to extend or terminate the lease.

The components of lease expense were as follows:

	Three months ended	Three months ended
	March 28, 2020	March 30, 2019
Operating lease cost	$283,000	$301,000

At March 28, 2020, the Company’s future lease payments under non-cancellable leases were as follows:

2020 (excluding the three months ended March 28, 2020)	$893,000
2021	1,050,000
2022	654,000
2023	201,000
Thereafter	—
Total future lease payments	2,798,000
Less imputed interest	(225,000)
Total	$2,573,000

The Company’s lease liabilities recognized in the Company’s condensed consolidated balance sheet at March 28, 2020 was as follows:

March 28, 2020
Operating lease liabilities–current	$1,059,429
Operating lease liabilities–noncurrent	1,513,520
Total lease liabilities	$2,572,949

Supplemental cash flow information related to leases was as follows:

Three months ended
March 28, 2020
Cash paid for amounts included in the measurement of operating lease liabilities	$295,000

Other information related to leases was as follows:

March 28, 2020
Weighted Average Discount Rate–Operating Leases	6.16%
Weighted Average Remaining Lease Term–Operating Leases (in years)	2.61

12. SEGMENTS AND DISAGGREGATION OF REVENUE

We continually monitor and review our segment reporting structure in accordance with authoritative guidance to determine if any changes have occurred that would affect our reportable segments. In the fourth quarter of 2019, as a result of the changes in our operations and management structure we commenced reporting one segment. We have retrospectively adjusted our segment disclosures to present one reportable segment, as our Chief Executive Officer, who is our chief operating decision maker (“CODM”), reviews results on a total company basis.

Total long-lived assets by country at March 28, 2020 and December 28, 2019 were:

Total Long-lived Assets (in thousands)	March 28, 2020	December 28, 2019
U.S.	$3,461	$3,647
United Kingdom	379	442
China	30	37
Japan	86	102
Total	$3,956	$4,228

We disaggregate our revenue from contracts with customers by geographic location and by display application, as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.

During the three months ended March 28, 2020 and March 30, 2019, the Company derived its sales from the following geographies:

	March 28, 2020		March 30, 2019
(In thousands, except percentages)	Revenue	% of Total	Revenue	% of Total
United States	$6,765	86%	$2,406	43%
Other Americas	101	1	18	—
Total Americas	6,866	87	2,424	44
Asia-Pacific	664	8	1,872	34
Europe	348	5	1,247	22
Total Revenues	$7,878	100%	$5,543	100%

During the three months ended March 28, 2020 and March 30, 2019, the Company derived its sales from the following display applications:

(In thousands)	March 28, 2020	March 30, 2019
Military	$3,513	$1,441
Industrial	2,183	2,503
Consumer	222	646
R&D	1,960	929
Other	-	24
Total Revenues	$7,878	$5,543

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

BlueRadios, Inc. v. Kopin Corporation, Civil Action No. 16-02052-JLK (D. Col.):

On August 12, 2016, BlueRadios, Inc. (“BlueRadios”) filed a complaint in the U.S. District Court for the District of Colorado, alleging that the Company breached a contract between it and BlueRadios concerning an alleged joint venture between the Company and BlueRadios to design, develop and commercialize micro-display products with embedded wireless technology referred to as “Golden-i” breached the covenant of good faith and fair dealing associated with that contract, breached its fiduciary duty to BlueRadios, and misappropriated trade secrets owned by BlueRadios in violation of Colorado law (C.R.S. § 7-74-104(4)) and the Defend Trade Secrets Act (18 U.S.C. § 1836(b)(1)). BlueRadios further alleges that the Company was unjustly enriched by its alleged misconduct, BlueRadios is entitled to an accounting to determine the amount of profits obtained by the Company as a result of its alleged misconduct, and the inventorship on at least ten patents or patent applications owned by the Company need to be corrected to list BlueRadios’ employees as inventors and thereby list BlueRadios as co-assignees of the patents. BlueRadios seeks monetary, declaratory, and injunctive relief, including for alleged non-payment of engineering retainer fees.

On October 11, 2016, the Company filed its Answer and Affirmative Defenses. The parties completed expert depositions on November 15, 2019. On December 2, 2019, the Company filed a Motion for Partial Summary Judgment requesting the Court dismiss counts 2-7 in their entirety and counts 1 and 8 in part. BlueRadios also filed a Motion for Partial Summary Judgment alleging it is the co-owner of U.S. Patent No. 8,909,296. Responses to the Motions for Partial Summary Judgment were filed on January 15, 2020, and replies were filed on February 19, 2020. A trial date has not yet been set by the Court. The Company has not concluded a loss from this matter is probable; therefore, we have not recorded an accrual for litigation or claims related to this matter for the period ended March 28, 2020. The Company will continue to evaluate information as it becomes known and will record an estimate for losses at the time or times when it is both probable that a loss has been incurred and the amount of the loss is reasonably estimable.

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

During the three month periods ended March 28, 2020 and March 30, 2019, the Company had the following transactions with related parties:

	Three months ended		Three months ended
	March 28, 2020		March 30, 2019
	Sales	Purchases	Sales	Purchases
Goertek	$—	$—	$—	$1,246,077
Solos Technology	140,068	9,000	—	—
RealWear, Inc.	—	—	525,386	—
	$140,068	$9,000	$525,386	$1,246,077

At March 28, 2020 and December 28, 2019, the Company had the following receivables, contract assets and payables with related parties:

	March 28, 2020			December 28, 2019
	Receivables	Contract assets	Payables	Receivables	Contract assets	Payables
Solos Technology	$173,128	$—	$9,000	$283,203	—	—
RealWear, Inc.	396,848	—	—	646,848	—	—
	$569,976	$—	$9,000	$930,051	$—	$—

15. SUBSEQUENT EVENTS

On April 21, 2020, the Company received the proceeds from a loan in the amount of approximately $2.1 million (the “PPP Loan”) from Rockland Trust Company, as lender, pursuant to the Paycheck Protection Program (“PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The PPP Loan matures on April 20, 2022 and bears interest at a rate of 1.0% per annum. Commencing November 21, 2020, the Company is required to pay the lender equal monthly payments of principal and interest as required to fully amortize by April 20, 2022 the principal amount outstanding on the PPP Loan as of October 21, 2020. The PPP Loan is evidenced by a promissory note dated April 21, 2020 (the “Note”), which contains customary events of default relating to, among other things, payment defaults and breaches of representations and warranties. The PPP Loan may be prepaid by the Company at any time prior to maturity with no prepayment penalties.

All or a portion of the PPP Loan may be forgiven by the U.S. Small Business Administration (“SBA”) upon application by the Company beginning 60 days but not later than 120 days after loan approval and upon documentation of expenditures in accordance with the SBA requirements. Under the CARES Act, loan forgiveness is available for the sum of documented payroll costs, covered rent payments, covered mortgage interest and covered utilities during the eight-week period beginning on the date of loan approval. For purposes of the CARES Act, payroll costs exclude compensation of an individual employee in excess of $100,000, prorated annually. Not more than 25% of the forgiven amount may be for non-payroll costs. Forgiveness is reduced if full-time headcount declines, or if salaries and wages for employees with salaries of $100,000 or less annually are reduced by more than 25%. In the event the PPP Loan, or any portion thereof, is forgiven pursuant to the PPP, the amount forgiven is applied to outstanding principal. No assurance is provided that the Company will apply for and obtain forgiveness of the PPP Loan in whole or in part.

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

We have identified the following important factors that could cause actual results to differ materially from those discussed in our forward-looking statements. Such factors may be in addition to the risks described in Part I, Item 1A, “Risk Factors;” Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; and other parts of our Annual Report on Form 10-K for the fiscal year ended December 28, 2019. These factors include: the extent of the impact of the coronavirus (“COVID-19”) pandemic on our business and operations, and the economic and societal disruptions resulting from the COVID-19 pandemic; our ability to continue as a going concern; the material weakness management has identified in our internal control over financial reporting, our conclusion that our disclosure controls and procedures were not effective as of the fiscal year ended December 28, 2019 or the period ended March 28, 2020 and our ability to remediate that material weakness; our ability to obtain raw materials and other goods as well as services from our suppliers as needed; our expectation that our Scotland plant will increase production through the second quarter of 2020 and achieve normal production rates in the third quarter of 2020; our expectation that our production staffing levels at our United States plants will be below normal levels through the second fiscal quarter of 2020; the potential for customers to choose our competitors as their supplier; our expectation that we will have negative cash flow from operating activities in 2020; our ability to prosecute and defend our proprietary technology aggressively or successfully; our ability to retain personnel with experience and expertise relevant to our business; our ability to invest in research and development to achieve profitability even during periods when we are not profitable; our ability to continue to introduce new products in our target markets; our ability to generate revenue growth and positive cash flow, and reach profitability; the strengthening of the U.S. dollar and its effects on the price of our products in foreign markets; the impact of new regulations and customer demands relating to conflict minerals; our ability to obtain a competitive advantage in the wearable technologies market through our extensive portfolio of patents, trade secrets and non-patented know-how; our ability to grow within our targeted markets; the importance of small form factor displays in the development of military, consumer, and industrial products such as thermal weapon sights, safety equipment, virtual and augmented reality gaming, training and simulation products and metrology tools; the suitability of our properties for our needs for the foreseeable future; our expectation not to pay cash dividends for the foreseeable future and to retain earnings for the development of our businesses; our expectation that we will expend between $0.5 million and $1.0 million on capital expenditures over the next twelve months; our need to achieve and maintain positive cash flow and profitability, our financial condition will ultimately be materially adversely affected, and we will be required to reduce expenses, including our investments in research and development or raise additional capital; our ability to support our operations and capital needs for at least the next twelve months through our available cash resources; our expectation that we will incur taxes based on our foreign operations in 2020; and our expectation that we will have a state tax provision in 2020.

Overview

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

The following discussion should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 28, 2019 and our unaudited condensed consolidated financial statements included in this Form 10-Q.

COVID-19

In March 2020, the World Health Organization declared COVID-19 a pandemic. We are monitoring the COVID-19 pandemic and taking steps intended to mitigate the potential risks to our workforce and our business. This pandemic has disrupted global economic activity and the capital markets. These disruptions could continue for a prolonged period of time or become severe. The COVID-19 pandemic is a rapidly evolving situation. We cannot predict the duration of the pandemic or the ultimate effects of it on the global or national economy. We will continue to monitor developments affecting our workforce, customers, suppliers, and operations and take additional measures as we believe are warranted. The COVID-19 pandemic and its related effects have affected our supply chain and workforce, as discussed more fully below.

Results of Operations

As described in our “Forward-Looking Statements” on page 19 of this Form 10-Q, our interim period results of operations and period-to-period comparisons of such results may not be indicative of our future operating results. Additionally, we use a fiscal calendar, which may result in differences in the number of work days in the current and comparable prior interim periods and could affect period-to-period comparisons. The following discussions of comparative results among periods, including the discussion of segment results, should be viewed in this context.

Revenues. For the three months ended March 28, 2020 and March 30, 2019, our revenues by display application, which include product sales and amounts earned from research and development contracts, were as follows:

	Three months ended	Three months ended
(In thousands)	March 28, 2020	March 30, 2019
Military	$3,513	$1,441
Industrial	2,183	2,503
Consumer	222	646
R&D	1,960	929
Other	-	24
Total Revenues	$7,878	$5,543

Sales of our products for Military applications include systems used by the military both in the field and for training and simulation. The increase in Military applications revenues in the three months ended March 28, 2020 as compared to the three months ended March 30, 2019 is primarily from an increase in volume shipments for our thermal weapon sight systems for soldiers and avionic component contracts.

Industrial applications revenue represents customers who purchase our display products for use in 3D metrology equipment and headsets used for applications in manufacturing, distribution and public safety. Our 3D metrology customers are primarily located in Asia and sell to Asian contract manufacturers who use the 3D metrology machines for quality control purposes. The decrease in Industrial applications revenue for the three months ended March 28, 2020 as compared to the three months ended March 30, 2019 was primarily due to a decline in sales of products for 3D metrology equipment and industrial wearable headset applications partially offset by an increase in sales of systems for public safety. Our Scotland production plant which provides the displays for the 3D metrology equipment application experienced a supply issue in March 2020 related to one raw material which resulted in lower revenues from the sale of our displays for 3D applications. We do not believe this interruption was related to the COVID-19 pandemic. However, our Scotland plant was closed for the majority of April 2020 as a result of the COVID-19 pandemic. It has resumed operations at lower than normal rates, but we expect it to increase production through the second quarter of 2020 and achieve normal production rates in the third quarter of 2020. The increase in sales of products for public safety application were higher than our historical quarterly run rate which we would not expect to continue during fiscal 2020.

Our displays for Consumer applications are used primarily in thermal imaging products, recreational rifle and hand-held scopes and drone racing headsets. The decrease in Consumer applications revenues for the three months ended March 28, 2020 as compared to the three months ended March 30, 2019 was primarily due to decreased demand for displays and components used in recreational rifle and hand-held scopes and drone racing headsets.

R&D revenues increased in the three months ended March 28, 2020 as compared to the three months ended March 30, 2019 primarily due to increase in funding for U.S. military programs.

International sales represented 14% and 57% of total revenues for the three months ended March 28, 2020 and March 30, 2019, respectively. The decline in international sales was a result of a decline in sales of products for 3D metrology equipment and industrial wearable headset applications. Our international sales are primarily denominated in U.S. currency. Consequently, a strengthening of the U.S. dollar could increase the price in local currencies of our products in foreign markets and make our products relatively more expensive than competitors’ products that are denominated in local currencies, which could lead to a reduction in sales or profitability in those foreign markets. We have not taken any protective measures against exchange rate fluctuations, such as purchasing hedging instruments with respect to such fluctuations, because of the historically stable exchange rate between the British Pound Sterling (the functional currency of our U.K. subsidiary) and the U.S. dollar. Foreign currency translation impact on our results, if material, is described in further detail under “Item 3. Quantitative and Qualitative Disclosures About Market Risk” section below.

Cost of Product Revenue. Cost of product revenues, which is comprised of materials, labor and manufacturing overhead related to the production of our products for the three months ended March 28, 2020 and March 30, 2019 were as follows:

	Three Months Ended	Three Months Ended
(In thousands, except for percentages)	March 28, 2020	March 30, 2019
Cost of product revenues	$5,647	$5,877
Cost of product revenues as a % of net product revenues	95.4%	127.4%

The decrease in cost of product revenues for the three months ended March 28, 2020 as compared to the three months ended March 30, 2019 was primarily due to improved manufacturing yields and higher volumes which reduced fixed costs per unit at our United States plant partially offset by lower manufacturing efficiency at our Scotland plant caused by supply issues.

During the first fiscal quarter 2020 our U.S. production facilities did not experience significant issues with obtaining raw materials as a result of the coronavirus pandemic. However, for certain raw materials, including raw materials we source from Asia, we do not have significant amounts of inventory and we are receiving weekly shipments which are necessary to keep our production lines going. Our Forth Dimension Display, Ltd. (FDD) production facility in Scotland did experience a disruption in their supply chain in the month of March 2020 which negatively impacted their revenues, operating results and cash flow. Our United States production facilities were open during the first fiscal quarter of 2020 but our production staffing levels were below normal as some employees decided to stay home and we expect this to continue and are unable to determine when we will return to normal levels. Our FDD facility was closed during April 2020 but has recently reopened. Our FDD facility produces displays for 3D metrology equipment makers and certain U.S. military programs. FDD sells its U.S. military displays to our subsidiary, NVIS, Inc. for incorporation into military systems. As a result of the disruption at FDD display shipments to its customers, including NVIS, are behind schedule as of March 28, 2020. A disruption in supply of raw materials or a decrease in production employee attendance could result in lower revenues, an increase in our operating losses and a negative impact on our cash flow.

Research and Development. R&D expenses are incurred in support of internal display development programs and programs funded by agencies or prime contractors of the U.S. government and commercial partners. R&D costs include staffing, purchases of materials and laboratory supplies, circuit design costs, fabrication and packaging of display products, and overhead. In fiscal year 2020, we expect our R&D expenditures to be related to our display products, overlay weapon sights and organic light emitting diode (“OLED”) display technologies. Funded and internal R&D expense are combined in research and development expenses in the statement of operations. R&D expenses for the three months ended March 28, 2020 and March 30, 2019 were as follows:

	Three Months Ended	Three Months Ended
(In thousands)	March 28, 2020	March 30, 2019
Funded	$1,505	$866
Internal	835	4,101
Total research and development expense	$2,340	$4,967

Funded R&D expense for the three months ended March 28, 2020 increased as compared to the three months ended March 30, 2019 primarily due to increased spending on U.S. military programs. Internal R&D expenses for the three months ended March 28, 2020 decreased primarily due to the curtailment of certain development programs.

Selling, General and Administrative. Selling, general and administrative (“S,G&A”) expenses consist of the expenses incurred by our sales and marketing personnel and related expenses, and administrative and general corporate expenses. S,G&A expenses for the three months ended March 28, 2020 and March 30, 2019 were as follows:

	Three Months Ended	Three Months Ended
(In thousands, except for percentages)	March 28, 2020	March 30, 2019
Selling, general and administration expense	$3,432	$6,283
Selling, general and administration expense as a % of revenues	43.6%	113.3%

S,G&A decreased for the three months ended March 28, 2020 as compared to the three months ended March 30, 2019 primarily due to a decrease in compensation expenses including stock-based compensation, bad debt expense, professional fees, information technology expenses and accretion of the NVIS contingent consideration.

Other Income, net. Other income, net, is primarily composed of interest income, foreign currency transaction and remeasurement gains and losses incurred by our U.K.-based subsidiary and other non-operating income items. Other income, net, for the three months ended March 28, 2020 and March 30, 2019 was as follows:

	Three Months Ended	Three Months Ended
(In thousands)	March 28, 2020	March 30, 2019
Other (expense) income, net	$(87)	$290

During the three months ended March 28, 2020 we recorded foreign currency losses of $0.2 million as compared to $0.2 million of foreign currency gains for the three months ended March 30, 2019.

Tax Provision. We recorded a provision for income taxes of less than $0.1 million in the three months ended March 28, 2020 and the three months ended March 30, 2019.

Net Loss (Income) Attributable to Noncontrolling Interest. As of March 28, 2020, we owned 80% of the equity of eMDT America (“eMDT”). Net loss (income) attributable to noncontrolling interest on our consolidated statement of operations represents the portion of the results of operations of our majority owned subsidiary which is allocated to the stockholders of the equity interests not owned by us. The change in net loss (income) attributable to noncontrolling interest is the result of the change in the results of operations of eMDT for the three months ended March 28, 2020 and March 30, 2019.

Net Loss Attributable to Kopin Corporation. We incurred a net loss attributable to Kopin Corporation of $3.6 million during the three months ended March 28, 2020 compared to a net loss attributable to Kopin Corporation of $11.3 million during the three months ended March 30, 2019. The decrease in the net loss attributable to Kopin Corporation during the three months ended March 28, 2020 compared to the three months ended March 30, 2019 is due a reorganization of the Company in 2019. The reorganization included a reduction in the number of employees, a decrease in R&D expense through the sale or license of intellectual property associated with activities we had either completed or abandoned, and a decrease in S,G&A due to lower labor costs, stock based compensation costs, bad debt expense, professional fees, information technology costs and the accretion of the NVIS contingent consideration. Some of the reduction in S,G&A costs was made possible by the actions taken to reduce R&D expense as we would no longer be pursing the launch of products based on the technologies being developed.

Liquidity and Capital Resources

At March 28, 2020 and December 28, 2019, we had cash and cash equivalents and marketable securities of $17.6 million and $21.8 million, respectively, and working capital of $19.3 million and $22.5 million at March 28, 2020 and December 28, 2019, respectively. The change in cash and cash equivalents and marketable securities was primarily due to net outflow of cash used in operating activities of $3.9 million, capital expenditures of $0.2 million, partially offset by the proceeds from the sale of marketable debt securities of $6.2 million. Included in the $3.9 million of cash used in operation activities was a contingent consideration payment to the former owners on NIVS of $0.5 million.

On April 21, 2020, we received the proceeds from a loan in the amount of approximately $2.1 million (the “PPP Loan”) from Rockland Trust Company, as lender, pursuant to the Paycheck Protection Program (“PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The PPP Loan matures on April 20, 2022 and bears interest at a rate of 1.0% per annum. Commencing November 21, 2020, we are required to pay the lender equal monthly payments of principal and interest as required to fully amortize by April 20, 2022 the principal amount outstanding on the PPP Loan as of October 21, 2020. The PPP Loan is evidenced by a promissory note dated April 21, 2020 (the “Note”), which contains customary events of default relating to, among other things, payment defaults and breaches of representations and warranties. The PPP Loan may be prepaid by us at any time prior to maturity with no prepayment penalties.

All or a portion of the PPP Loan may be forgiven by the U.S. Small Business Administration (“SBA”) upon application by us beginning 60 days but not later than 120 days after loan approval and upon documentation of expenditures in accordance with the SBA requirements.

On March 15, 2019, we sold 7.3 million shares of registered common stock for gross proceeds of $8.0 million ($1.10 per share), before deducting underwriting discounts and offering expenses paid by the Company of $0.7 million. This represented approximately 8.9% of our total outstanding shares of common stock as of the date of purchase. The net proceeds from the offering were used for general corporate purposes, including working capital. On April 10, 2019, we sold 0.7 million shares of registered common stock for gross proceeds of $0.8 million ($1.10 per share), before deducting underwriting discounts and offering expenses paid by us of less than $0.1 million, pursuant to the partial exercise of the underwriters’ overallotment option in connection with the March 15, 2019 public offering. This represented approximately 0.8% of our total outstanding shares of common stock as of the date of purchase.

Cash and cash equivalents and marketable debt securities held in U.S. Dollars at:

	March 28, 2020	December 28, 2019
Domestic locations	$16,948,069	$35,728,647
International locations	135,763	570,464
Subtotal cash and cash equivalents marketable debt securities held in U.S. dollars	17,083,832	36,299,111
Cash and cash equivalents held in other currencies and converted to U.S. dollars	557,731	573,331
Total cash and cash equivalents and marketable debt securities	$17,641,562	$36,872,442

We have no plans to repatriate the cash and cash equivalents held in our foreign subsidiary FDD, Ltd. and, as such, we have not recorded any deferred tax liability with respect to such cash.

In March 2017, we purchased 100% of the outstanding stock of NVIS for $3.7 million and subsequently paid $1.9 million in contingent consideration through March 28, 2020. There are no remaining contingent payment obligations related to NVIS purchase as of March 28, 2020.

We expect to expend between $0.5 million and $1.0 million on capital expenditures in 2020.

We entered into an agreement in August 2017 to acquire an approximate 3.5% equity interest in Kunming BOE Display Technology Co., Ltd. (“BOE”), which is located in China, for 35.0 million Chinese Yuan Renminbi (approximately $5.0 million). Our sole obligation under this agreement is to make this capital contribution. The funds raised by the BOE equity offering are being used to build an Organic Light Emitting Diode (“OLED”) manufacturing facility which we intend to use to manufacture our products. We were unable to make our scheduled capital contribution and have received an extension from BOE postponing our capital contribution until July 2022.

We incurred net losses of $29.4 million and net cash outflows from operations of $21.0 million for the fiscal year ended 2019. We incurred a net loss of $3.6 million for the three months ended March 28, 2020 and net cash outflows from operations of $3.9 million. In addition, we have continued to experience a significant decline in its cash and cash equivalents and marketable debt securities, which was primarily a result of funding operating losses, of which a significant component relates to our ongoing investments in the research and development of Wearable products. These negative financial conditions raise substantial doubt regarding our ability to continue as a going concern. We have an At-The-Money (ATM) registration statement in place which provides us a method of selling equity securities into the market on a periodic basis to raise funds. In addition we have in the past sold equity securities to fund our operations. We estimate we will have sufficient liquidity to fund operations at least through the end of the first quarter of 2021. If our actual results are less than projected or we need to raise capital for additional liquidity, we may be required to do an equity financing, reduce expenses or enter into a strategic transaction. However, we can make no assurance that we will be able to raise additional capital, reduce expenses sufficiently, or enter into a strategic transaction on terms acceptable to us, or at all.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We invest our excess cash in high-quality U.S. government, government-backed (e.g., Fannie Mae, FDIC guaranteed bonds and certificates of deposit) and corporate debt instruments, which bear lower levels of relative risk. We believe that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations and cash flows should not be material to our cash flows or income. It is possible that interest rate movements would increase our unrealized gain or loss on debt securities. We are exposed to changes in foreign currency exchange rates primarily through our translation of our foreign subsidiaries’ financial position, results of operations, and transaction gains and losses as a result of non-U.S. dollar denominated cash flows related to business activities in Europe, and remeasurement of U.S. dollars to the British pound, the functional currency of our U.K. subsidiaries. We are also exposed to the effects of exchange rates in the purchase of certain raw materials, which are in U.S. dollars, but the price on future purchases is subject to change based on the relationship of the Japanese yen to the U.S. dollar. We do not currently hedge our foreign currency exchange rate risk. We estimate that any market risk associated with our international operations or investments is unlikely to have a material adverse effect on our business, financial condition or results of operation. Our portfolio of marketable debt securities is subject to interest rate risk although our intent is to hold securities until maturity. The credit rating of our investments may be affected by the underlying financial health of the guarantors of our investments. We use silicon wafers but do not enter into forward or futures hedging contracts to mitigate against risks related to the price of silicon.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 28, 2020, the Company conducted an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 28, 2020, as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The term “disclosure controls and procedures” means controls and other procedures that are designed to ensure that information required to be disclosed by the Company in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the requisite time periods and that such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act are accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of March 28, 2020, internal control over financial reporting was not effective based on criteria established in Internal Control-Integrated Framework issued by the COSO because of a material weakness previously identified, as discussed below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

In the course of performing our assessment of internal control over financial reporting in 2019, management identified a material weaknesses in internal controls as of December 28, 2019 and December 29, 2018 related to management’s monitoring and oversight of accounting for non-routine transactions. Specifically, our internal controls were not designed effectively to ensure appropriate and timely evaluation of the accounting impact for non-routine transactions, including the accounting for non-controlling interest and other investments. This material weakness continues to exist as of March 28, 2020.

Remediation

We are in the process of remediating this deficiency. To date, we implemented additional review procedures, including increasing the scope of activities from the accounting firm we use to assist us in internal control reviews, to ensure the financial statements we issue are prepared in accordance with GAAP and are fairly presented in all material respects. As of March 28, 2020, we have not had sufficient opportunity to test whether our corrective actions have remedied the material weakness and therefore management concluded that the material weakness has not been remedied as of March 28, 2020.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 28, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

BlueRadios, Inc. v. Kopin Corporation, Civil Action No. 16-02052-JLK (D. Col.):

On August 12, 2016, BlueRadios, Inc. (“BlueRadios”) filed a complaint in the U.S. District Court for the District of Colorado, alleging that the Company breached a contract between it and BlueRadios concerning an alleged joint venture between the Company and BlueRadios to design, develop and commercialize micro-display products with embedded wireless technology referred to as “Golden-i” breached the covenant of good faith and fair dealing associated with that contract, breached its fiduciary duty to BlueRadios, and misappropriated trade secrets owned by BlueRadios in violation of Colorado law (C.R.S. § 7-74-104(4)) and the Defend Trade Secrets Act (18 U.S.C. § 1836(b)(1)). BlueRadios further alleges that the Company was unjustly enriched by its alleged misconduct, BlueRadios is entitled to an accounting to determine the amount of profits obtained by the Company as a result of its alleged misconduct, and the inventorship on at least ten patents or patent applications owned by the Company need to be corrected to list BlueRadios’ employees as inventors and thereby list BlueRadios as co-assignees of the patents. BlueRadios seeks monetary, declaratory, and injunctive relief, including for alleged non-payment of engineering retainer fees.

On October 11, 2016, the Company filed its Answer and Affirmative Defenses. The parties completed expert depositions on November 15, 2019. On December 2, 2019, the Company filed a Motion for Partial Summary Judgment requesting the Court dismiss counts 2-7 in their entirety and counts 1 and 8 in part. BlueRadios also filed a Motion for Partial Summary Judgment alleging it is the co-owner of U.S. Patent No. 8,909,296. Responses to the Motions for Partial Summary Judgment were filed on January 15, 2020, and replies were filed on February 19, 2020. A trial date has not yet been set by the Court. The Company has not concluded a loss from this matter is probable; therefore, we have not recorded an accrual for litigation or claims related to this matter for the period ended March 28, 2020. The Company will continue to evaluate information as it becomes known and will record an estimate for losses at the time or times when it is both probable that a loss has been incurred and the amount of the loss is reasonably estimable.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended December 28, 2019. The risks discussed in our Annual Report on Form 10-K could materially affect our business, financial condition and future results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or operating results.

The widespread outbreak of an illness or any other communicable disease, or any other public health crisis, including the COVID-19 pandemic, could adversely affect our business, results of operations and financial condition. In March 2020, the World Health Organization declared COVID-19 a pandemic. The COVID-19 pandemic has negatively impacted the global and national economy, disrupted global supply chains, and created significant volatility in and disruption of financial markets. The extent of the impact of the COVID-19 pandemic on our operational and financial performance, including the ability to execute business strategies and initiatives in the expected time frame, will depend on future developments, including the duration and spread of the pandemic and related restrictions on travel and transportation, all of which are uncertain and cannot be predicted at this time. An extended period of global supply chain and economic disruption could materially affect our business, results of operations, financial condition, and access to sources of liquidity. In this regard, the CARES Act established a Paycheck Protection Program, whereby certain small businesses are eligible for a loan to fund payroll expenses, rent, and related costs. The loan may be forgiven if the funds are used for payroll and other qualified expenses. As previously disclosed, we received $2.1 million in proceeds from a loan under the PPP. Governmental programs such as the PPP are complex and our participation may lead to additional litigation and governmental, regulatory and third-party scrutiny, negative publicity and damage to our reputation.

We depend on raw materials and certain production employee staffing levels in order to maintain production During the first fiscal quarter 2020 our US production facilities did not experience significant issues with obtaining raw materials as a result of the coronavirus pandemic. However, for certain raw materials, including raw materials we source from Asia, we do not have significant amounts of inventory and we are receiving weekly shipments which are necessary to keep our production lines going. Our Forth Dimension Display (FDD) production facility in Scotland did experience a disruption in their supply chain in the month of March 2020 which negatively impacted their revenues, operating results and cash flow. Our United States production facilities were open during the first fiscal quarter of 2020 but our production staffing levels were below normal as some employees decided to stay home and we expect this to continue and are unable to determine when we will return to normal staffing levels. Our FDD facility was closed during April 2020 but has recently reopened. Our FDD facility produces displays for 3D metrology equipment makers and certain US military programs. FDD sells its US military displays to our subsidiary, NVIS Inc. for incorporation into military systems. As a result of the disruption at FDD display shipments to its customers, including NVIS are behind schedule as of March 28, 2020. A disruption in supply of raw materials or a decrease in production employee attendance could result in lower revenues, an increase in our operating losses and a negative impact on our cash flow.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell any securities during the three months ended March 28, 2020 that were not registered under the Securities Act.

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

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at March 28, 2020 (Unaudited) and December 28, 2019, (ii) Condensed Consolidated Statements of Operations (Unaudited) for the three months ended March 28, 2020 and March 30, 2019, (iii) Condensed Consolidated Statement of Comprehensive (Loss) Income (Unaudited) for the three months ended March 28, 2020 and March 30, 2019, (iv) Condensed Consolidated Statements of Stockholders’ Equity (Unaudited) for the three months ended March 28, 2020 and March 30, 2019, (v) Condensed Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 28, 2020 and March 30, 2019, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KOPIN CORPORATION (Registrant)

Date:	May 7, 2020	By:	/S/ John C.C. Fan
John C.C. Fan
President, Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

Date:	May 7, 2020	By:	/S/ RICHARD A. SNEIDER
Richard A. Sneider
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)

