Form 10-Q
period 2020-06-27
KOPIN CORP
filed 2020-08-06
CIK 771266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number 0-19882

KOPIN CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	04-2833935
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

125 North Drive, Westborough, MA	01581-3335
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (508) 870-5959

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01	KOPN	NASDAQ

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 4, 2020
Common Stock, par value $0.01	84,963,042

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

Kopin Corporation

Part 1. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

KOPIN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 27, 2020	December 28, 2019
ASSETS
Current assets:
Cash and equivalents	$8,776,820	$6,029,247
Marketable debt securities, at fair value	6,485,696	15,752,997
Accounts receivable, net of allowance of $427,000 in 2020 and $938,000 in 2019	6,682,329	6,023,250
Contract assets and unbilled receivables	2,509,258	921,082
Inventory	3,712,047	3,768,696
Prepaid taxes	98,137	104,442
Prepaid expenses and other current assets	1,298,914	1,164,927
Total current assets	29,563,201	33,764,641
Property, plant and equipment, net	1,328,207	1,473,341
Operating lease right-of-use assets	2,260,319	2,753,963
Other assets	253,750	517,411
Equity investments	4,222,896	4,537,159
Total assets	$37,628,373	$43,046,515

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,068,657	$3,998,234
Accrued payroll and expenses	1,630,783	2,203,773
Accrued warranty	508,000	509,000
Contract liabilities and billings in excess of revenues earned	1,687,403	796,794
Operating lease liabilities	1,077,756	1,041,695
Other accrued liabilities	1,891,756	2,202,217
Customer deposits	608,386	33,000
Taxes payable	506,000	525,000
Total current liabilities	10,978,741	11,309,713
Noncurrent contract liabilities and asset retirement obligations	248,384	268,440
Operating lease liabilities, net of current portion	1,236,818	1,791,590
Other long-term obligations	1,104,514	1,085,160
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, par value $.01 per share: authorized, 3,000 shares; none issued	-	-
Common stock, par value $.01 per share: authorized, 120,000,000 shares; issued 89,483,546 shares in 2020 and 88,912,796 shares in 2019; outstanding 82,596,416 in 2020 and 82,536,416 in 2019, respectively	871,096	870,496
Additional paid-in capital	344,776,079	344,456,537
Treasury stock (4,513,256 shares in 2020 and 2019, at cost)	(17,238,669)	(17,238,669)
Accumulated other comprehensive income	1,705,520	1,757,184
Accumulated deficit	(305,953,973)	(301,236,913)
Total Kopin Corporation stockholders’ equity	24,160,053	28,608,635
Noncontrolling interest	(100,137)	(17,023)
Total Kopin Corporation stockholders’ equity	24,059,916	28,591,612
Total liabilities and stockholders’ equity	$37,628,373	$43,046,515

See notes to unaudited condensed consolidated financial statements

KOPIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended	Six months ended	Six months ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Revenues:
Net product revenues	$6,670,303	$4,435,401	$12,589,509	$9,049,257
Research and development and other revenues	2,144,343	4,674,732	4,103,742	5,603,801
Total revenues	8,814,646	9,110,133	16,693,251	14,653,058
Expenses:
Cost of product revenues	4,779,577	5,242,514	10,427,424	11,119,591
Research and development	2,221,154	3,330,202	4,560,902	8,296,918
Selling, general and administration	2,909,366	5,375,671	6,341,457	11,658,474
Total expenses	9,910,097	13,948,387	21,329,783	31,074,983
Loss from operations	(1,095,451)	(4,838,254)	(4,636,532)	(16,421,925)
Other income:
Interest income	34,030	154,310	107,436	317,671
Other expense, net	(49,757)	(111,472)	(37,080)	(221,207)
Foreign currency transaction gains (losses)	9,995	(183,608)	(162,998)	52,527
Gain on investments	-	768,000	-	768,000
Total other income and expense	(5,732)	627,230	(92,642)	916,991
Loss before provision for income taxes and net loss (income) attributable to noncontrolling interest	(1,101,183)	(4,211,024)	(4,729,174)	(15,504,934)
Tax provision	(42,000)	(26,000)	(71,000)	(52,000)
Net loss	(1,143,183)	(4,237,024)	(4,800,174)	(15,556,934)
Net loss (income) attributable to the noncontrolling interest	21,642	(23,367)	83,114	(34,384)
Net loss attributable to Kopin Corporation	$(1,121,541)	$(4,260,391)	$(4,717,060)	$(15,591,318)
Net loss per share
Basic and diluted	$(0.01)	$(0.05)	$(0.06)	$(0.20)
Weighted average number of common shares outstanding
Basic and diluted	82,569,379	81,950,352	82,552,896	78,459,666

See notes to unaudited condensed consolidated financial statements

KOPIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three months ended	Three months ended	Six months ended	Six months ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Net loss	$(1,143,183)	$(4,237,024)	$(4,800,174)	$(15,556,934)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(37,035)	121,026	152,043	(1,038)
Unrealized holding gain (loss) on marketable securities	95,683	104,257	(182,679)	326,257
Reclassification of holding losses in net loss	(11,680)	(4,815)	(21,028)	(7,434)
Other comprehensive income (loss), net of tax	46,968	220,468	(51,664)	317,785
Comprehensive loss	(1,096,215)	(4,016,556)	(4,851,838)	(15,239,149)
Comprehensive loss (income) attributable to the noncontrolling interest	21,642	(23,367)	83,114	(34,384)
Comprehensive loss attributable to Kopin Corporation	$(1,074,573)	$(4,039,923)	$(4,768,724)	$(15,273,533)

See notes to unaudited condensed consolidated financial statements

KOPIN CORPORATION

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Kopin Corporation Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
Balance, December 28, 2019	87,049,672	$870,496	$344,456,537	$(17,238,669)	$1,757,184	$(301,236,913)	$28,608,635	$(17,023)	$28,591,612
Stock-based compensation expense	-	-	158,465	-	-	-	158,465	-	158,465
Other comprehensive Income	-	-	-	-	(98,632)	-	(98,632)	-	(98,632)
Net loss	-	-	-	-	-	(3,595,519)	(3,595,519)	(61,472)	(3,656,991)
Balance, March 28, 2020	87,049,672	870,496	344,615,002	(17,238,669)	1,658,552	(304,832,432)	25,072,949	(78,495)	24,994,454
Stock-based compensation expense	-	-	161,677	-	-	-	161,677	-	161,677
Vesting of restricted stock	60,000	600	(600)				-
Other comprehensive Income	-	-	-	-	46,968	-	46,968	-	46,968
Net loss	-	-	-	-	-	(1,121,541)	(1,121,541)	(21,642)	(1,143,183)
Balance, June 27, 2020	87,109,672	$871,096	$344,776,079	$(17,238,669)	$1,705,520	$(305,953,973)	$24,160,053	$(100,137)	$24,059,916

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Kopin Corporation Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
Balance, December 29, 2018	78,522,066	$785,220	$334,491,397	$(17,238,669)	$1,554,587	$(271,730,661)	$47,861,874	$(149,053)	$47,712,821
Stock-based compensation expense	-	-	815,842	-	-	-	815,842	-	815,842
Vesting of restricted stock	10,000	100	(100)	-	-	-	-	-	-
Repurchases of restricted stock to satisfy tax withholding obligations	(4,294)	(43)	(7,085)	-	-	-	(7,128)	-	(7,128)
Other comprehensive loss	-	-	-	-	97,317	-	97,317	-	97,317
Sale of registered stock	7,272,727	72,727	7,237,273	-	-	-	7,310,000	-	7,310,000
Net (loss) income	-	-	-	-	-	(11,330,927)	(11,330,927)	11,017	(11,319,910)
Balance, March 30, 2019	85,800,499	858,004	342,537,327	(17,238,669)	1,651,904	(283,061,588)	44,746,978	(138,036)	44,608,942
Stock-based compensation expense	-	-	538,474	-	-	-	538,474	-	538,474
Vesting of restricted stock	60,000	600	(600)	-	-	-	-	-	-
Other comprehensive loss	-	-	-	-	220,468	-	220,468	-	220,468
Sale of registered stock	706,454	7,065	721,466	-	-	-	728,531	-	728,531
Net (loss) income	-	-	-	-	-	(4,260,391)	(4,260,391)	23,367	(4,237,024)
Balance, June 29, 2019	86,566,953	$865,669	$343,796,667	$(17,238,669)	$1,872,372	$(287,321,979)	$41,974,060	$(114,669)	$41,859,391

See notes to unaudited condensed consolidated financial statements

KOPIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended	Six months ended
	June 27, 2020	June 29, 2019
Cash flows from operating activities:
Net loss	$(4,800,174)	$(15,556,934)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	341,743	438,294
Accretion of premium or discount on marketable debt securities	4,400	-
Recovery of impairment on marketable debt securities	(150,644)	-
Stock-based compensation	320,142	1,354,316
Foreign currency losses (gains)	186,516	(73,231)
Change in allowance for bad debt	(504,432)	330,172
Write-off of excess inventory	924,679	2,406,492
Unrealized gain on investments	-	(768,000)
Loss on disposal of plant and equipment	-	251,291
Deferred income taxes	58,268	52,518
Other non-cash items	(870)	(19,631)
Changes in assets and liabilities:
Accounts receivable	(113,412)	(2,144,699)
Contract assets	(1,588,176)	1,867,058
Inventory	(896,783)	(1,309,827)
Prepaid expenses and other current assets	15,507	418,317
Accounts payable and accrued expenses	(1,441,710)	304,955
Billings in excess of revenue earned	885,641	1,070,129
Net cash used in operating activities	(6,759,305)	(11,378,780)
Cash flows from investing activities:
Other assets	266,972	(100,810)
Capital expenditures	(206,127)	(119,815)
Proceeds from sale of marketable debt securities	9,296,550	3,789,139
Cash paid for equity investment	-	(2,500,000)
Net cash provided by investing activities	9,357,395	1,068,514
Cash flows from financing activities:
Paycheck protection program loan receipt	2,238,000	-
Paycheck protection program loan repayment	(2,070,000)	-
Sale of registered stock	-	8,128,531
Settlements of restricted stock for tax withholding obligations	-	(7,128)
Net cash provided by (used in) financing activities	168,000	8,121,403
Effect of exchange rate changes on cash	(18,517)	(2,958)
Net increase (decrease) in cash and cash equivalents	2,747,573	(2,191,821)
Cash and cash equivalents:
Beginning of period	6,029,247	14,326,347
End of period	$8,776,820	$12,134,526
Supplemental disclosure of cash flow information:
Issuance costs included in accounts payable and accrued expenses	$-	$90,000
Cash paid for interest	1,495	-

See notes to unaudited condensed consolidated financial statements

KOPIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The condensed consolidated financial statements of Kopin Corporation as of June 27, 2020 and for the three and six month periods ended June 27, 2020 and June 29, 2019 are unaudited and include all adjustments that, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. These condensed consolidated financial statements should be read in conjunction with the Company’s financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2019. The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for any other interim period or for a full fiscal year. The Company reclassified certain prior period amounts to conform to the current period presentation. As used in this report, the terms “we”, “us”, “our”, “Kopin” and the “Company” mean Kopin Corporation and its subsidiaries, unless the context indicates another meaning.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $29.4 million and net cash outflows from operations of $21.0 million for the fiscal year ended 2019. The Company incurred a net loss of $4.8 million and net cash outflows from operations of $6.8 million for the six months ended June 27, 2020. In addition, the Company has experienced a significant decline in its cash and cash equivalents and marketable debt securities over the last several years, which was primarily a result of funding operating losses, of which a significant component related to the Company’s ongoing investments in the research and development of Wearable products. The Company had $15.3 million of cash and cash equivalents and marketable debt securities at June 27, 2020. The Company’s historical and current use of cash in operations combined with limited liquidity resources raise substantial doubt regarding the Company’s ability to continue as a going concern.

The Company’s products are targeted towards the military and industrial wearable markets. Management believes the industrial wearable market is still developing and cannot predict how long it will take to develop or if the Company’s products will be accepted. In addition, the Company’s current strategy is to continue to invest in research and development, even during unprofitable periods, which may result in the Company continuing to incur net losses and negative cash flows from operations. If the Company is unable to achieve and maintain positive cash flows and profitability in the foreseeable future, its financial condition may ultimately be materially adversely affected such that management may be required to reduce operating expenses, including investments in research and development, or raise additional capital. While there can be no assurance the Company will be able to successfully reduce operating expenses or raise additional capital, management believes its historical success in managing cash flows and obtaining capital will continue in the foreseeable future.

In March 2020, the World Health Organization declared COVID-19 a pandemic. The COVID-19 pandemic has negatively impacted the global and national economy, disrupted global supply chains, and created significant volatility in and disruption of financial markets. The extent of the impact of the COVID-19 pandemic on the Company’s operational and financial performance, including the ability to execute business strategies and initiatives in the expected time frame, will depend on future developments, including the duration and spread of the pandemic and related restrictions on travel and transportation, all of which are uncertain and cannot be predicted at this time. An extended period of global supply chain and economic disruption could materially affect Kopin’s business, results of operations, financial condition, and access to sources of liquidity. In this regard, the CARES Act established a Paycheck Protection Program, whereby certain small businesses are eligible for a loan to fund payroll expenses, rent, and related costs. During the second quarter ended June 27, 2020 the Company and a subsidiary each received a loan under the PPP. In May, 2020, the Company voluntarily terminated its PPP Loan and repaid the PPP Loan of $2.1 million and the Company’s subsidiary repaid its PPP loan of $0.1 million in July, 2020. The Company’s decision to terminate the loans was based on additional guidance issued by the Small Business Administration. There were no prepayment penalties in connection with the voluntary terminations.

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

The Company uses the specific identification method as a basis for determining cost and calculating realized gains and losses with respect to marketable debt securities. The gross gains and losses realized related to sales and maturities of marketable debt securities were not material during the three and six months ended June 27, 2020 and June 29, 2019.

Investments in available-for-sale marketable debt securities were as follows at June 27, 2020 and December 28, 2019:

	Amortized Cost		Unrealized Gains		Unrealized Losses		Fair Value
	2020	2019	2020	2019	2020	2019	2020	2019
U.S. government and agency backed securities	$1,005,819	$8,304,229	$27,521	$-	$-	$(7,359)	$1,033,340	$8,296,870
Corporate Debt	5,456,757	7,459,298	-	-	(4,401)	(3,171)	5,452,356	7,456,127
Total	$6,462,576	$15,763,527	$27,521	$-	$(4,401)	$(10,530)	$6,485,696	$15,752,997

The contractual maturity of the Company’s marketable debt securities was as follows at June 27, 2020:

	Less than One year	One to Five years	Total
U.S. government and agency backed securities	$-	1,033,340	1,033,340
Corporate debt	1,552,336	3,900,020	5,452,356
Total	$1,552,336	4,933,360	6,485,696

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

The following table details the fair value measurements of the Company’s financial assets:

		Fair Value Measurement June 27, 2020 Using:
	Total	Level 1	Level 2	Level 3
Cash and Cash Equivalents	$8,776,820	$8,776,820	$-	$-
U.S. Government Securities	1,033,340	-	1,033,340	-
Corporate Debt	5,452,356	-	5,452,356	-
Equity Investments	4,222,896	299,998	-	3,922,898
	$19,485,412	$9,076,818	$6,485,696	$3,922,898

		Fair Value Measurement at Dec 28, 2019 Using:
	Total	Level 1	Level 2	Level 3
Cash and Cash Equivalents	$6,029,247	$6,029,247	$-	$-
U.S. Government Securities	8,296,870	-	8,296,870	-
Corporate Debt	7,456,127	-	7,456,127	-
Equity Investments	4,537,159	386,711	-	4,150,448
	$26,319,403	$6,415,958	$15,752,997	$4,150,448

Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur. Changes in Level 3 investments were as follows:

	December 28, 2019	Net unrealized losses	Purchases, issuances and settlements	Transfers in and or out of Level 3	June 27, 2020
Equity Investments	$4,150,448	$(227,550)	$-	$-	$3,922,898

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

Equity Investments

The Company acquired an equity interest in a company in the first quarter of 2018 through a $1.0 million capital contribution and the contribution of certain intellectual property. During the three and six months ended June 27, 2020, the Company recorded less than $0.1 million of unrealized gains on this equity investment due to a fluctuation in the foreign exchange rate. As of June 27, 2020, the Company owned an 11% interest in this investment and the estimated fair value of this equity investment was $3.5 million at June 27, 2020.

In 2017 the Company had a warrant to acquire up to 15% of the next round of equity offered by a customer as part of the licensing of technology to the customer. The Company used the pricing and terms of the qualified financing round by the customer in determining the value of its Series A warrant and recorded a gain of $2.0 million. The Company acquired an equity interest in the customer by exercising the Series A warrant into Series A shares in the second quarter of 2018 and recorded a loss of less than $0.1 million. In addition, the Company acquired shares of the customer’s Series B shares valued at $2.5 million based on the fair value of the Series B at the closing in May 2019. During the second quarter of 2019, the Company recognized a $0.8 million gain based on an observable price change for the Series A shares by using the customer’s Series B capital structure, pricing of the shares being offered and the liquidation preference of Series B. In the fourth quarter of 2019 the Company reviewed the financial condition and other factors of the customer and as a result, recorded an impairment charge of $5.2 million to reduce its investment in the customer to zero.

On September 30, 2019 the Company entered into an Asset Purchase Agreement (the “Solos Purchase Agreement”) pursuant to which the Company sold and licensed certain assets of our SolosTM (“Solos”) product line and WhisperTM Audio (“Whisper”) technology. As consideration for the transaction the Company received a 20% equity stake in Solos Incorporation (“Solos Inc.”). The Company has recorded a less than $0.2 million impairment charge on its Solos Inc. investment during the three and six months ended June 27, 2020.

5. INVENTORY

Inventories are stated at standard cost adjusted to approximate the lower of cost (first-in, first-out method) or net realizable value and consist of the following at June 27, 2020 and December 28, 2019:

	June 27, 2020	December 28, 2019
Raw materials	$2,598,727	$2,630,156
Work-in-process	544,528	711,475
Finished goods	568,792	427,065
Total	$3,712,047	$3,768,696

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

The following were not included in weighted-average common shares outstanding-diluted because they are anti-dilutive or performance conditions have not been met at the end of the period:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Non-vested restricted common stock	2,373,874	2,047,374	2,373,874	2,047,374

7. STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION

Restricted Stock Awards

In May of 2020, the Company adopted a 2020 Equity Incentive Plan (“2020 Equity Plan”) which authorized the issuance of shares of common stock to employees, non-employees, and the Board. The 2020 Equity Plan was a successor to the Company’s 2010 Equity Incentive Plan (“2010 Equity Plan”). The number of shares authorized to be issued under the 2020 Equity Plan is four million shares plus shares of the Company Stock underlying any outstanding award granted under the 2010 Equity Plan that expires, or is terminated, surrendered or forfeited for any reason without issuance of such shares.

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

Restricted stock activity was as follows:

		Weighted Average
	Shares	Grant Fair Value
Balance, December 28, 2019	1,863,124	$1.60
Granted	593,000	0.47
Forfeited	(22,250)	2.07
Vested	(60,000)	1.12
Balance, June 27, 2020	2,373,874	$1.32

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

	For the three months ended	For the three months ended	For the three months ended
	June 27, 2020	June 27, 2020	June 27, 2020
Performance price target	$5.25	$6.00	$7.00
Expected volatility	48.3%	48.3%	48.3%
Interest rate	1.97%	1.97%	1.97%
Expected Life (years)	3	3	3
Dividend yield	—%	—%	—%

Stock-Based Compensation

The following table summarizes stock-based compensation expense within each of the categories below as it relates to non-vested restricted common stock awards for the three and six months ended June 27, 2020 and June 29, 2019 (no tax benefits were recognized):

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Cost of product revenues	$16,269	$32,107	$30,246	$64,215
Research and development	57,523	83,785	112,655	188,515
Selling, general and administrative	87,885	422,582	177,241	1,101,586
Total	$161,677	$538,474	$320,142	$1,354,316

Unrecognized compensation expense for non-vested restricted common stock as of June 27, 2020 totaled $0.7 million and is expected to be recognized over a weighted average period of approximately two years.

8. ACCRUED WARRANTY

The Company typically warrants its products against defect for 12 to 18 months, however, for certain products a customer may purchase an extended warranty. A provision for estimated future costs and estimated returns for credit relating to such warranty is recorded in the period when product is shipped and revenue is recognized and is updated as additional information becomes available. The Company’s estimate of future costs to satisfy warranty obligations is based primarily on historical warranty expense experienced and a provision for potential future product failures. Changes in the accrued warranty for the six months ended June 27, 2020 were as follows:

Balance, December 28, 2019	$509,000
Additions	348,000
Claims	(349,000)
Balance, June 27, 2020	$508,000

Extended Warranties

Deferred revenue represents the purchase of extended warranties by the Company’s customers. The Company recognizes revenue from an extended warranty on the straight-line method over the life of the extended warranty, which is typically 12 to 15 months beyond the standard 12 to 18 month warranty. The Company classifies the current portion of deferred revenue under Other accrued liabilities in its condensed consolidated balance sheets. At June 27, 2020, the Company had less than $0.1 million of deferred revenue related to extended warranties.

9. INCOME TAXES

The Company recorded a provision for income taxes of less than $0.1 million in the three and six months ended June 27, 2020 and June 29, 2019, respectively. As of June 27, 2020, the Company has available for tax purposes U.S. federal NOLs of approximately $160.5 million expiring 2022 through 2037 and $59.1 million that have an unlimited carryover period. The Company had recognized a full valuation allowance on its domestic and certain foreign net deferred tax assets due to the uncertainty of realization of such assets. The Company recognizes both accrued interest and penalties related to its uncertain tax positions related to intercompany loan interest and potential transfer pricing exposure related to its foreign subsidiaries.

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

Contract liabilities consist of advance payments and billings in excess of cost incurred and deferred revenue.

Net contract assets (liabilities) consisted of the following:

	June 27, 2020	December 28, 2019	$ Change	% Change
Contract assets ---current	2,509,258	$921,082	$1,588,176	172%
Contract liabilities---current	(1,687,403)	$(796,794)	$(890,609)	112%
Contract liabilities---noncurrent	(1,589)	$(6,557)	$4,968	(76)%
Net contract assets (liabilities)	$820,266	$117,731	$702,535	597%

The $0.7 million increase in the Company’s net contract assets at June 27, 2020 as compared to December 28, 2019 was primarily due to an increase in inventory and other costs associated with government contracts which recognize revenue over time, which was partially offset by an increase in billing in excess of revenue earned.

In the three and six months ended June 27, 2020, the Company recognized revenue of $0.6 million, related to our contract liabilities at December 28, 2019. In the three and six months ended June 29, 2019, the Company recognized revenue of $0.1 million and $0.3 million, respectively, related to our contract liabilities at December 29, 2018.

The Company did not recognize impairment losses on our contract assets in the three and six months ended June 27, 2020 or June 29, 2019.

Performance Obligations

The Company’s revenue recognition related to performance obligations that were satisfied at a point in time and over time were as follows:

	Three months ended	Three months ended	Six months ended	Six months ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Point in time	39%	78%	37%	75%
Over time	61%	22%	63%	25%

Remaining performance obligations represent the transaction price of orders for which work has not been performed and excludes unexercised contract options and potential orders under ordering-type contracts (e.g., indefinite-delivery, indefinite-quantity (“IDIQ”)). As of June 27, 2020, the aggregate amount of the transaction price allocated to remaining performance obligations was $5.7 million which the Company expects to recognize over the next 12 months. The remaining performance obligations represent amounts to be earned under government contracts, which are subject to cancellation.

11. LEASES

The Company enters into operating leases primarily for: real estate, including for manufacturing, engineering, research, administration and sales facilities, and information technology (“IT”) equipment. At June 27, 2020 and December 28, 2019, the Company did not have any finance leases. Approximately all of our future lease commitments, and related lease liability, relate to the Company’s real estate leases. Some of the Company’s leases include options to extend or terminate the lease.

The components of lease expense were as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 27,2020	June 29, 2019	June 27, 2020	June 29, 2019
Operating lease cost	$283,443	$308,080	$566,443	$603,565

At June 27, 2020, the Company’s future lease payments under non-cancellable leases were as follows:

2020 (excluding the six months ended June 27, 2020)	$596,627
2021	1,048,973
2022	653,367
2023	201,333
Thereafter	-
Total future lease payments	$2,500,300
Less imputed interest	(187,955)
Total	$2,312,345

The Company’s lease liabilities recognized in the Company’s condensed consolidated balance sheets at June 27, 2020 was as follows:

June 27, 2020
Operating lease liabilities - current	$1,077,756
Operating lease liabilities -noncurrent	1,236,818
Total lease liabilities	$2,314,574

Supplemental cash flow information related to leases was as follows:

Six months ended
June 27, 2020
Cash paid for amounts included in the measurement of operating lease liabilities	$591,500

Other information related to leases was as follows:

June 27, 2020
Weighted Average Discount Rate - Operating Leases	6.16%
Weighted Average Remaining Lease Term - Operating Leases (in years)	2.39

12. SEGMENTS AND DISAGGREGATION OF REVENUE

We continually monitor and review our segment reporting structure in accordance with authoritative guidance to determine if any changes have occurred that would affect our reportable segments. In the fourth quarter of 2019, as a result of the changes in our operations and management structure we commenced reporting under one segment. We have retrospectively adjusted our segment disclosures to present one reportable segment, as our Chief Executive Officer, who is our chief operating decision maker (“CODM”), reviews results on a total company basis.

Total long-lived assets by country at June 27, 2020 and December 28, 2019 were:

Total Long-lived Assets (in thousands)	June 27, 2020	December 28, 2019
U.S.	$3,144	$3,647
United Kingdom	352	442
China	23	37
Japan	70	101
Total	$3,589	$4,227

We disaggregate our revenue from contracts with customers by geographic location and by display application, as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.

During the three and six months ended June 27, 2020 and June 29, 2019, the Company derived its sales from the following geographies:

	Three months ended		Three months ended		Six months ended		Six months ended
	June 27, 2020		June 29, 2019		June 27, 2020		June 29, 2019
(In thousands)	Revenue	% of Total	Revenue	% of Total	Revenue	% of Total	Revenue	% of Total
United States	$6,938	79%	$2,605	29%	$13,704	82%	$5,011	35%
Other Americas	-	-	7	-	101	1	25	-
Total Americas	6,938	79	2,612	29	13,805	83	5,036	35
Asia - Pacific	1,642	18	5,817	64	2,306	14	7,690	52
Europe	235	3	671	7	582	3	1,917	13
Other	-	-	10	-	-	-	10	-
Total Revenues	$8,815	100%	$9,110	100%	$16,693	100%	$14,653	100%

During the three and six months ended June 27, 2020 and June 29, 2019, the Company derived its sales from the following display applications:

	Three months ended	Three months ended	Six months ended	Six months ended
(In thousands)	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Military	$4,490	$1,797	$8,003	$3,238
Industrial	1,396	2,135	3,579	4,638
Consumer	232	503	453	1,149
R&D	1,772	455	3,733	1,199
License, royalties and other	925	4,220	925	4,429
Total Revenues	$8,815	$9,110	$16,693	$14,653

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

On October 11, 2016, the Company filed its Answer and Affirmative Defenses. The parties completed expert depositions on November 15, 2019. On December 2, 2019, the Company filed a Motion for Partial Summary Judgment requesting the Court dismiss counts 2-7 in their entirety and counts 1 and 8 in part. BlueRadios also filed a Motion for Partial Summary Judgment alleging it is the co-owner of U.S. Patent No. 8,909,296. Responses to the Motions for Partial Summary Judgment were filed on January 15, 2020, and replies were filed on February 19, 2020. A trial date has not yet been set by the Court. The Company has not concluded a loss from this matter is probable; therefore, we have not recorded an accrual for litigation or claims related to this matter for the period ended June 27, 2020. The Company will continue to evaluate information as it becomes known and will record an estimate for losses at the time or times when it is both probable that a loss has been incurred and the amount of the loss is reasonably estimable.

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

During the three and six months ended June 27, 2020 and June 29, 2019, the Company had the following transactions with related parties:

	Three Months Ended
	June 27, 2020		June 29, 2019
	Sales	Purchases	Sales	Purchases
Solos Technology	$106,390	$—	$—	$—
RealWear, Inc.	371,902	—	4,667,258	—
	$478,292	$—	$4,667,258	$—

	Six Months Ended
	June 27, 2020		June 29, 2019
	Sales	Purchases	Sales	Purchases
Goertek	$—	$—	$—	$1,246,077
Solos Technology	246,458	—	—	—
RealWear, Inc.	371,902	—	5,192,644	—
	$618,360	$—	$5,192,644	$1,246,077

At June 27, 2020 and December 28, 2019, the Company had the following receivables, contract liabilities and payables with related parties:

	June 27, 2020			December 28, 2019
	Receivables	Contract Liabilities	Payables	Receivables	Contract Assets	Payables
Solos Technology	$79,146	$—	$15,015	$283,203	—	—
RealWear, Inc.	363,607	395,386	—	646,848	—	—
	$442,753	$395,386	$15,015	$930,051	$—	$—

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

We have identified the following important factors that could cause actual results to differ materially from those discussed in our forward-looking statements. Such factors may be in addition to the risks described in Part I, Item 1A, “Risk Factors;” Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; and other parts of our Annual Report on Form 10-K for the fiscal year ended December 28, 2019. These factors include: the extent of the impact of the coronavirus (“COVID-19”) pandemic on our business and operations, and the economic and societal disruptions resulting from the COVID-19 pandemic; our ability to continue as a going concern; the material weakness management has identified in our internal control over financial reporting, our conclusion that our disclosure controls and procedures were not effective as of the fiscal year ended December 28, 2019 or the period ended June 27, 2020 and our ability to remediate that material weakness; our ability to obtain raw materials and other goods as well as services from our suppliers as needed; our expectation that our Scotland plant will achieve normal production rates in the third quarter of 2020; the potential for customers to choose our competitors as their supplier; our expectation that we will have negative cash flow from operating activities in 2020; our ability to prosecute and defend our proprietary technology aggressively or successfully; our ability to retain personnel with experience and expertise relevant to our business; our ability to invest in research and development to achieve profitability even during periods when we are not profitable; our ability to continue to introduce new products in our target markets; our ability to generate revenue growth and positive cash flow, and reach profitability; the strengthening of the U.S. dollar and its effects on the price of our products in foreign markets; the impact of new regulations and customer demands relating to conflict minerals; our ability to obtain a competitive advantage in the wearable technologies market through our extensive portfolio of patents, trade secrets and non-patented know-how; our ability to grow within our targeted markets; the importance of small form factor displays in the development of military, consumer, and industrial products such as thermal weapon sights, safety equipment, virtual and augmented reality gaming, training and simulation products and metrology tools; the suitability of our properties for our needs for the foreseeable future; our expectation not to pay cash dividends for the foreseeable future and to retain earnings for the development of our businesses; our expectation that we will expend between $0.5 million and $1.0 million on capital expenditures over the next twelve months; our need to achieve and maintain positive cash flow and profitability, our financial condition will ultimately be materially adversely affected, and we will be required to reduce expenses, including our investments in research and development or raise additional capital; our ability to support our operations and capital needs for at least the next twelve months through our available cash resources; our expectation that we will incur taxes based on our foreign operations in 2020; and our expectation that we will have a state tax provision in 2020.

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

COVID-19

In March 2020, the World Health Organization declared COVID-19 a pandemic. We continue to actively monitor the COVID-19 pandemic and take steps intended to mitigate the potential risks to our workforce and our business. This pandemic has disrupted global economic activity and the capital markets. These disruptions can continue for a prolonged period of time or become severe. The COVID-19 pandemic is a rapidly evolving situation. We cannot predict the duration of the pandemic or the ultimate effects of it on the global or national economy. The COVID-19 pandemic and its related effects have affected our supply chain and workforce, as discussed more fully below.

Results of Operations

As described in our “Forward-Looking Statements” on page 18 of this Form 10-Q, our interim period results of operations and period-to-period comparisons of such results may not be indicative of our future operating results. Additionally, we use a fiscal calendar, which may result in differences in the number of work days in the current and comparable prior interim periods and could affect period-to-period comparisons. The following discussions of comparative results among periods, including the discussion of segment results, should be viewed in this context.

Revenues. We categorize revenues based upon our understanding of the end market application our products are included in. For the three and six months ended June 27, 2020 and June 29, 2019, our revenues by display application, which include product sales and amounts earned from research and development contracts, were as follows:

	Three months ended	Three months ended	Six months ended	Six months ended
(In thousands)	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Military	$4,490	$1,797	$8,003	$3,238
Industrial	1,396	2,135	3,579	4,638
Consumer	232	503	453	1,149
R&D	1,772	455	3,733	1,199
License, royalties and other	925	4,220	925	4,429
Total Revenues	$8,815	$9,110	$16,693	$14,653

Sales of our products for Military applications include systems used by the military both in the field and for training and simulation. The increase in Military applications revenues in the three and six months ended June 27, 2020 as compared to the three and six months ended June 29, 2019 is primarily from an increase in volume shipments for our thermal weapon sight systems for soldiers and avionic component contracts.

Industrial applications revenue represents customers who purchase our display products for use in 3D metrology equipment and headsets used for applications in manufacturing, distribution and public safety. Our 3D metrology customers are primarily located in Asia and sell to Asian contract manufacturers who use the 3D metrology machines for quality control purposes. The decrease in Industrial applications revenue for the three and six months ended June 27, 2020 as compared to the three and six months ended June 29, 2019 was primarily due to a decline in sales of products for industrial wearable headset applications partially offset by an increase in sales of systems for public safety. Our Scotland production plant, which provides the displays for the 3D metrology equipment application, experienced a supply issue in March 2020 related to one raw material, which resulted in lower revenues from the sale of our displays for 3D applications. We do not believe this interruption was related to the COVID-19 pandemic. However, our Scotland plant was closed for the majority of April 2020 as a result of the COVID-19 pandemic. It has resumed operations at lower than normal rates but we expect it to achieve normal production rates in the third quarter of 2020. The loss of revenue of our Scotland plant because of the closure in April 2020 was not significant.

Our displays for Consumer applications are used primarily in thermal imaging products, recreational rifle and hand-held scopes, drone racing headsets and augmented reality and virtual reality headsets. The decrease in Consumer applications revenues for the three and six months ended June 27, 2020 as compared to the three and six months ended June 29, 2019 was primarily due to decreased demand for displays and components used in recreational rifle and hand-held scopes and drone racing headsets.

R&D revenues increased in the three and six months ended June 27, 2020 as compared to the three and six month ended June 29, 2019 primarily due to increase in funding for U.S. military programs.

Other revenues includes license fees from an arrangement with a customer where our performance obligation is to license functional intellectual property (“IP”) and which provides the customer the right to use our IP as it exists at a point in time and royalties on the sale of the customers’ products which include our IP. Other revenues also include sales of products which either do not meet the description of one of the other product categories or we do not know what end market application our product is used for. The decrease in Other revenue in the three and six months ended June 27, 2020 compared to the three and six months ended June 29, 2019 was due to the one-time license of functional IP to a customer for $3.5 million in the second quarter ended June 29, 2019.

International sales represented 21% and 70% of total revenues for the three months ended June 27, 2020 and June 29, 2019, and 18% and 65% of total revenues for the six months ended June 27, 2020 and June 29, 2019, respectively. We categorize our sales as either domestic or international based upon the delivery destination of our product. For example, if the customer is located in Asia or if a U.S. customer has its Asian contract manufacturer order product from us and we deliver the product to Asia we categorize both these sale as international. The decline in international sales was a result of a decline in sales of products for industrial wearable headset applications. Our international sales are primarily denominated in U.S. currency. Consequently, a strengthening of the U.S. dollar could increase the price in local currencies of our products in foreign markets and make our products relatively more expensive than competitors’ products that are denominated in local currencies, which could lead to a reduction in sales or profitability in those foreign markets. We have not taken any protective measures against exchange rate fluctuations, such as purchasing hedging instruments with respect to such fluctuations, because of the historically stable exchange rate between the British Pound Sterling (the functional currency of our U.K. subsidiary) and the U.S. dollar. Foreign currency translation impact on our results, if material, is described in further detail under “Item 3. Quantitative and Qualitative Disclosures About Market Risk” section below.

Cost of Product Revenue. Cost of product revenues, which is comprised of materials, labor and manufacturing overhead related to the production of our products for the three and six months ended June 27, 2020 and June 29, 2019, were as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
(In thousands, except for percentages)	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Cost of product revenues	$4,780	$5,243	$10,427	$11,120
Cost of product revenues as a % of net product revenues	71.7%	118.2%	82.8%	122.9%

The decrease in cost of product revenues as a percentage of net product revenues for the three and six months ended June 27, 2020 as compared to the three and six months ended June 29, 2019 was primarily due to lower material cost and improved manufacturing efficiencies due to higher sales volumes which reduced fixed costs per unit at our United States plant. In 2019 we were commencing production of certain products and we experienced higher than normal scrap of approximately $1.2 million for the first six months of 2019 as compared to the first six months of 2020.

During the first six months of 2020 our U.S. production facilities did not experience significant issues with obtaining raw materials as a result of the coronavirus pandemic. However, for certain raw materials, including raw materials we source from Asia, we do not have significant amounts of inventory and we are receiving weekly shipments which are necessary to keep our production lines going. Our Forth Dimension Display, Ltd. (FDD) production facility in Scotland did experience a disruption in their supply chain in the month of March 2020 which negatively impacted their revenues, operating results and cash flow. Our United States production facilities were open during the first six months of 2020 but our production staffing levels were below normal as some employees decided to stay home and we expect this to continue and are unable to determine when we will return to normal levels. Our FDD facility was closed during April 2020 but has recently reopened. Our FDD facility produces displays for 3D metrology equipment makers and certain U.S. military programs. FDD sells its U.S. military displays to our subsidiary, NVIS, Inc. for incorporation into military systems. As a result of the disruption at FDD, display shipments to its customers, including NVIS, were behind schedule as of March 28, 2020 but were back on schedule by June 27, 2020. A disruption in supply of raw materials or a decrease in production employee attendance could result in lower revenues, an increase in our operating losses and a negative impact on our cash flow.

Research and Development. R&D expenses are incurred in support of internal display development programs and programs funded by agencies or prime contractors of the U.S. government and commercial partners. R&D costs include staffing, purchases of materials and laboratory supplies, circuit design costs, fabrication and packaging of display products, and overhead. In fiscal year 2020, we expect our R&D expenditures to be related to our display products, overlay weapon sights and organic light emitting diode (“OLED”) display technologies. Funded and internal R&D expense are combined in research and development expenses in the statement of operations. R&D expenses for the three and six months ended June 27, 2020 and June 29, 2019 were as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
(In thousands)	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Funded	$1,361	$445	$2,866	$1,311
Internal	860	2,885	1,695	6,986
Total research and development expense	$2,221	$3,330	$4,561	$8,297

Funded R&D expense for the three and six months ended June 27, 2020 increased as compared to the three and six months ended June 29, 2019 primarily due to increased spending on U.S. military programs. Internal R&D expenses for the three and six months ended June 27, 2020 decreased primarily due to the curtailment of certain development programs.

Selling, General and Administrative. Selling, general and administrative (“S,G&A”) expenses consist of the expenses incurred by our sales and marketing personnel and related expenses, and administrative and general corporate expenses. S,G&A expenses for the three and six months ended June 27, 2020 and June 29, 2019 were as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
(In thousands, except for percentages)	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Selling, general and administration expense	$2,909	$5,376	$6,341	$11,658
Selling, general and administration expense as a % of revenues	33.0%	59.0%	38.0%	79.6%

S,G&A decreased for the three and six months ended June 27, 2020 as compared to the three and six months ended June 29, 2019 primarily due to a decrease in compensation expenses including stock-based compensation, bad debt expense, professional fees, information technology expenses, travel and accretion of the NVIS contingent consideration.

Other Income, net. Other income, net, is primarily composed of interest income, foreign currency transaction and remeasurement gains and losses incurred by our U.K.-based subsidiary and other non-operating income items. Other income, net, for the three and six months ended June 27, 2020 and June 29, 2019 was as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
(In thousands)	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Other (expense) income, net	$(6)	$627	$(93)	$917

During the three and six months ended June 27, 2020 we recorded foreign currency gains of less than $0.1 million and losses of $0.2 million as compared to losses of $0.2 million and gains of $0.1 million for the three and six months ended June 29, 2019, respectively. During the three and six months ended June 29, 2019, the Company recognized a gain of $0.8 million on the fair value adjustment due to an observable price change on an equity investment.

Tax Provision. We recorded a provision for income taxes of less than $0.1 million in the three and six months ended June 27, 2020 and June 29, 2019. The provision for income taxes in the three and six months ended June 27, 2020 and June 29, 2019 primarily relate to interest and penalties on uncertain tax positions.

Net Loss (Income) Attributable to Noncontrolling Interest. As of June 27, 2020, we owned 80% of the equity of eMDT America (“eMDT”). Net loss (income) attributable to noncontrolling interest on our consolidated statement of operations represents the portion of the results of operations of our majority owned subsidiary which is allocated to the stockholders of the equity interests not owned by us. The change in net loss (income) attributable to noncontrolling interest is the result of the change in the results of operations of eMDT for the three and six months ended June 27, 2020 and June 29, 2019.

Net Loss Attributable to Kopin Corporation. We incurred net losses attributable to Kopin Corporation of $1.1 million and $4.7 million during the three and six months ended June 27, 2020 compared to net losses attributable to Kopin Corporation of $4.3 million and $15.6 million during the three and six months ended June 29, 2019.The decrease in the net losses attributable to Kopin Corporation during the three and six months ended June 27, 2020 compared to the three and six months ended June 29, 2019 is due to a reorganization of the Company in 2019. The reorganization included a reduction in the number of employees, a decrease in R&D expense through the sale or license of intellectual property associated with activities we had either completed or abandoned, and a decrease in S,G&A due to lower labor costs, stock based compensation costs, bad debt expense, professional fees, information technology costs and the accretion of the NVIS contingent consideration. Some of the reduction in S,G&A costs was made possible by the actions taken to reduce R&D expense as we would no longer be pursing the launch of products based on the technologies being developed.

Liquidity and Capital Resources

At June 27, 2020 and December 28, 2019, we had cash and cash equivalents and marketable securities of $15.3 million and $21.8 million, respectively, and working capital of $18.6 million and $22.5 million at June 27, 2020 and December 28, 2019, respectively. The change in cash and cash equivalents and marketable securities was primarily due to net outflow of cash used in operating activities of $6.8 million, capital expenditures of $0.2 million, partially offset by the proceeds from the sale of marketable debt securities of $9.3 million. Included in the $6.8 million of cash used in operation activities was a contingent consideration payment to the former owners on NVIS of $0.5 million.

During the second quarter of the year ending June 27, 2020, we received the proceeds from loans in the amount of approximately $2.2 million (the “PPP Loan”) pursuant to the Paycheck Protection Program (“PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). During the second quarter of the year ending June 27, 2020 we repaid $2.1 million of the loans and we repaid $0.1 million in July 2020. The Company’s decision to terminate the loans was based on additional guidance from the Small Business Administration. There were no prepayment penalties in connection with the voluntary termination.

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

Cash and cash equivalents and marketable debt securities held in U.S. Dollars at:

	June 27, 2020	December 28, 2019
Domestic locations	$14,553,345	$21,148,381
International locations	244,920	145,240
Subtotal cash and cash equivalents marketable debt securities held in U.S. dollars	14,798,265	21,293,621
Cash and cash equivalents held in other currencies and converted to U.S. dollars	464,251	488,623
Total cash and cash equivalents and marketable debt securities	$15,262,516	$21,782,244

We have no plans to repatriate the cash and cash equivalents held in our foreign subsidiary FDD, Ltd. and, as such, we have not recorded any deferred tax liability with respect to such cash.

In March 2017, we purchased 100% of the outstanding stock of NVIS for $3.7 million and subsequently paid $1.9 million in contingent consideration through March 28, 2020. There are no remaining contingent payment obligations related to the NVIS purchase as of June 27, 2020.

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

We incurred net losses of $29.4 million and net cash outflows from operations of $21.0 million for the fiscal year ended 2019. We incurred a net loss of $4.8 million for the six months ended June 27, 2020 and net cash outflows from operations of $6.8 million. In addition, we have continued to experience a significant decline in cash and cash equivalents and marketable debt securities, which was primarily a result of funding operating losses, of which a significant component relates to our ongoing investments in the research and development of display products. These negative financial conditions raise substantial doubt regarding our ability to continue as a going concern. We have an At-The-Market (ATM) registration statement in place which provides us a method of selling equity securities into the market on a periodic basis to raise funds. In addition, we have in the past sold equity securities to fund our operations. We estimate we will have sufficient liquidity to fund operations at least through the end of the second quarter of 2021. If our actual results are less than projected or we need to raise capital for additional liquidity, we may be required to do an equity financing, reduce expenses or enter into a strategic transaction. However, we can make no assurance that we will be able to raise additional capital, reduce expenses sufficiently, or enter into a strategic transaction on terms acceptable to us, or at all.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 27, 2020, the Company conducted an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 27, 2020, as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The term “disclosure controls and procedures” means controls and other procedures that are designed to ensure that information required to be disclosed by the Company in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the requisite time periods and that such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act are accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of June 27, 2020, internal control over financial reporting was not effective based on criteria established in Internal Control-Integrated Framework issued by the COSO because of a material weakness previously identified, as discussed below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

In the course of performing our assessment of internal control over financial reporting in 2019, management identified a material weaknesses in internal controls as of December 28, 2019 and December 29, 2018 related to management’s monitoring and oversight of accounting for non-routine transactions. Specifically, our internal controls were not designed effectively to ensure appropriate and timely evaluation of the accounting impact for non-routine transactions, including the accounting for non-controlling interest and other investments. This material weakness continues to exist as of June 27, 2020.

Remediation

We are in the process of remediating this deficiency. To date, we implemented additional review procedures, including increasing the scope of activities from the accounting firm we use to assist us in internal control reviews, to ensure the financial statements we issue are prepared in accordance with GAAP and are fairly presented in all material respects. As of June 27, 2020, we have not had sufficient opportunity to test whether our corrective actions have remedied the material weakness and therefore management concluded that the material weakness has not been remedied as of June 27, 2020.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 27, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On October 11, 2016, the Company filed its Answer and Affirmative Defenses. The parties completed expert depositions on November 15, 2019. On December 2, 2019, the Company filed a Motion for Partial Summary Judgment requesting the Court dismiss counts 2-7 in their entirety and counts 1 and 8 in part. BlueRadios also filed a Motion for Partial Summary Judgment alleging it is the co-owner of U.S. Patent No. 8,909,296. Responses to the Motions for Partial Summary Judgment were filed on January 15, 2020, and replies were filed on February 19, 2020. A trial date has not yet been set by the Court. The Company has not concluded a loss from this matter is probable; therefore, we have not recorded an accrual for litigation or claims related to this matter for the period ended June 27, 2020. The Company will continue to evaluate information as it becomes known and will record an estimate for losses at the time or times when it is both probable that a loss has been incurred and the amount of the loss is reasonably estimable.

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

The widespread outbreak of an illness or any other communicable disease, or any other public health crisis, including the COVID-19 pandemic, could adversely affect our business, results of operations and financial condition. In March 2020, the World Health Organization declared COVID-19 a pandemic. The COVID-19 pandemic has negatively impacted the global and national economy, disrupted global supply chains, and created significant volatility in and disruption of financial markets. The extent of the impact of the COVID-19 pandemic on our operational and financial performance, including the ability to execute business strategies and initiatives in the expected time frame, will depend on future developments, including the duration and spread of the pandemic and related restrictions on travel and transportation, all of which are uncertain and cannot be predicted at this time. An extended period of global supply chain and economic disruption could materially affect our business, results of operations, financial condition, and access to sources of liquidity. In this regard, the CARES Act established a Paycheck Protection Program, whereby certain small businesses are eligible for a loan to fund payroll expenses, rent, and related costs. The loan may be forgiven if the funds are used for payroll and other qualified expenses. As previously disclosed, we received $2.2 million in proceeds from a loan under the PPP, which we subsequently repaid. Governmental programs such as the PPP are complex and our participation may lead to additional litigation and governmental, regulatory and third-party scrutiny, negative publicity and damage to our reputation.

We depend on raw materials and certain production employee staffing levels in order to maintain production During the first six months of 2020 our US production facilities did not experience significant issues with obtaining raw materials as a result of the coronavirus pandemic. However, for certain raw materials, including raw materials we source from Asia, we do not have significant amounts of inventory and we are receiving weekly shipments which are necessary to keep our production lines going. Our Forth Dimension Display (FDD) production facility in Scotland did experience a disruption in their supply chain in the month of March 2020 which negatively impacted their revenues, operating results and cash flow. Our United States production facilities were open during the first fiscal quarter of 2020 but our production staffing levels were below normal as some employees decided to stay home and we expect this to continue and are unable to determine when we will return to normal staffing levels. Our FDD facility was closed during April 2020 but has recently reopened. Our FDD facility produces displays for 3D metrology equipment makers and certain US military programs. FDD sells its US military displays to our subsidiary, NVIS Inc. for incorporation into military systems. As a result of the disruption at FDD display shipments to its customers, including NVIS, were behind as of March 28, 2020 but we were able to return to schedule in the quarter ended June 27, 2020. A disruption in supply of raw materials or a decrease in production employee attendance could result in lower revenues, an increase in our operating losses and a negative impact on our cash flow.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell any securities during the six months ended June 27, 2020 that were not registered under the Securities Act.

Item 6. Exhibits

Exhibit No.	Description
31.1	Certification of John C.C. Fan, Chief Executive Officer, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) *
31.2	Certification of Richard A. Sneider, Chief Financial Officer, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) *
32.1	Certification of John C.C. Fan, Chief Executive Officer, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) **
32.2	Certification of Richard A. Sneider, Chief Financial Officer, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) **

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Label Linkbase Document*
101.PRE	XBRL Taxonomy Presentation Linkbase Document*
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the period ended June 27, 2020, formatted in inline XBRL and contained in Exhibit 101

*	Submitted electronically herewith
**	Furnished and not filed herewith

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 27, 2020 (Unaudited) and December 28, 2019, (ii) Condensed Consolidated Statements of Operations (Unaudited) for the three and six months ended June 27, 2020 and June 29, 2019, (iii) Condensed Consolidated Statement of Comprehensive (Loss) Income (Unaudited) for the three and six months ended June 27, 2020 and June 29, 2019, (iv) Condensed Consolidated Statements of Stockholders’ Equity (Unaudited) for the three and six months ended June 27, 2020 and June 29, 2019, (v) Condensed Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 27, 2020 and June 29, 2019, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KOPIN CORPORATION (Registrant)

Date:	August 6, 2020	By:	/S/ John C.C. Fan
John C.C. Fan
President, Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

Date:	August 6, 2020	By:	/S/ RICHARD A. SNEIDER
Richard A. Sneider
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)

