Form 10-Q
period 2020-09-26
KOPIN CORP
filed 2020-11-05
CIK 771266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of Nov 4, 2020
Common Stock, par value $0.01	85,053,040

Kopin Corporation

Part 1. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

KOPIN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 26, 2020	December 28, 2019
ASSETS
Current assets:
Cash and equivalents	$10,624,506	$6,029,247
Marketable debt securities, at fair value	4,988,853	15,752,997
Accounts receivable, net of allowance of $270,000 in 2020 and $938,000 in 2019	6,507,138	6,023,250
Contract assets and unbilled receivables	1,584,171	921,082
Inventory	3,999,107	3,768,696
Prepaid taxes	114,151	104,442
Prepaid expenses and other current assets	2,042,159	1,164,927
Total current assets	29,860,085	33,764,641
Property, plant and equipment, net	1,288,722	1,473,341
Operating lease right-of-use assets	2,018,685	2,753,963
Other assets	161,473	517,411
Equity investments	4,330,060	4,537,159
Total assets	$37,659,025	$43,046,515

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,805,944	$3,998,234
Accrued payroll and expenses	1,880,192	2,203,773
Accrued warranty	508,000	509,000
Contract liabilities and billings in excess of revenues earned	576,419	796,794
Operating lease liabilities	1,064,903	1,041,695
Other accrued liabilities	2,400,234	2,202,217
Customer deposits	2,177,330	33,000
Taxes payable	521,935	525,000
Total current liabilities	11,934,957	11,309,713
Noncurrent contract liabilities and asset retirement obligations	255,050	268,440
Operating lease liabilities, net of current portion	992,712	1,791,590
Other long-term obligations	1,171,091	1,085,160
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, par value $.01 per share: authorized, 3,000 shares; none issued	-	-
Common stock, par value $.01 per share: authorized, 120,000,000 shares; issued 89,506,296 shares in 2020 and 88,912,796 shares in 2019; outstanding 82,596,416 in 2020 and 82,536,416 in 2019, respectively	871,096	870,496
Additional paid-in capital	345,094,687	344,456,537
Treasury stock (4,513,256 shares in 2020 and 2019, at cost)	(17,238,669)	(17,238,669)
Accumulated other comprehensive income	1,600,980	1,757,184
Accumulated deficit	(306,911,413)	(301,236,913)
Total Kopin Corporation stockholders’ equity	23,416,681	28,608,635
Noncontrolling interest	(111,466)	(17,023)
Total stockholders’ equity	23,305,215	28,591,612
Total liabilities and stockholders’ equity	$37,659,025	$43,046,515

See notes to unaudited condensed consolidated financial statements

KOPIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Revenues:
Net product revenues	$6,487,581	$4,955,062	$19,077,090	$14,004,319
Research and development and other revenues	3,025,171	1,184,270	7,128,913	6,788,071
Total revenues	9,512,752	6,139,332	26,206,003	20,792,390
Expenses:
Cost of product revenues	4,825,032	4,689,944	15,252,456	15,809,535
Research and development	2,715,868	2,389,573	7,276,770	10,686,491
Selling, general and administration	3,079,567	5,130,019	9,421,024	16,788,493
Impairment of goodwill	-	331,344	-	331,344
Total expenses	10,620,467	12,540,880	31,950,250	43,615,863
Loss from operations	(1,107,715)	(6,401,548)	(5,744,247)	(22,823,473)
Other income (expense):
Interest income	12,751	120,645	120,187	438,316
Other expense, net	(28,600)	(109,614)	(65,680)	(330,821)
Foreign currency transaction gains (losses)	183,795	(88,847)	20,797	(36,320)
Gain on investments	-	-	-	768,000
Total other income and expense	167,946	(77,816)	75,304	839,175
Loss before provision for income taxes and net loss (income) attributable to noncontrolling interest	(939,769)	(6,479,364)	(5,668,943)	(21,984,298)
Tax provision	(29,000)	(26,000)	(100,000)	(78,000)
Net loss	(968,769)	(6,505,364)	(5,768,943)	(22,062,298)
Net loss (income) attributable to the noncontrolling interest	11,329	(120,094)	94,443	(154,478)
Net loss attributable to Kopin Corporation	$(957,440)	$(6,625,458)	$(5,674,500)	$(22,216,776)
Net loss per share
Basic and diluted	$(0.01)	$(0.08)	$(0.07)	$(0.28)
Weighted average number of common shares outstanding
Basic and diluted	82,596,416	82,053,698	82,567,401	79,657,677

See notes to unaudited condensed consolidated financial statements

KOPIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Net loss	$(968,769)	$(6,505,364)	$(5,768,943)	$(22,062,298)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(82,815)	(21,163)	69,228	(22,201)
Unrealized holding (loss) gain on marketable securities	(21,725)	39,967	(204,404)	366,224
Reclassification of holding losses in net loss	—	(8,086)	(21,028)	(15,520)
Other comprehensive (loss) income, net of tax	(104,540)	10,718	(156,204)	328,503
Comprehensive loss	(1,073,309)	(6,494,646)	(5,925,147)	(21,733,795)
Comprehensive loss (income) attributable to the noncontrolling interest	11,329	(120,094)	94,443	(154,478)
Comprehensive loss attributable to Kopin Corporation	$(1,061,980)	$(6,614,740)	$(5,830,704)	$(21,888,273)

See notes to unaudited condensed consolidated financial statements

KOPIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-in	Treasury	Accumulated Other Comprehensive	Accumulated	Total Kopin Corporation Stockholders’	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Stock	Income	Deficit	Equity	Interest	Equity
Balance, December 28, 2019	87,049,672	$870,496	$344,456,537	$(17,238,669)	$1,757,184	$(301,236,913)	$28,608,635	$(17,023)	$28,591,612
Stock-based compensation expense	-	-	158,465	-	-	-	158,465	-	158,465
Other comprehensive loss	-	-	-	-	(98,632)	-	(98,632)	-	(98,632)
Net loss	-	-	-	-	-	(3,595,519)	(3,595,519)	(61,472)	(3,656,991)
Balance, March 28, 2020	87,049,672	$870,496	$344,615,002	$(17,238,669)	$1,658,552	$(304,832,432)	$25,072,949	$(78,495)	$24,994,454
Stock-based compensation expense	-	-	161,677	-	-	-	161,677	-	161,677
Vesting of restricted stock	60,000	600	(600)	-	-	-	-	-	-
Other comprehensive Income	-	-	-	-	46,968	-	46,968	-	46,968
Net loss	-	-	-	-	-	(1,121,541)	(1,121,541)	(21,642)	(1,143,183)
Balance, June 27, 2020	87,109,672	$871,096	$344,776,079	$(17,238,669)	$1,705,520	$(305,953,973)	$24,160,053	$(100,137)	$24,059,916
Stock-based compensation expense	-	-	318,608	-	-	-	318,608	-	318,608
Other comprehensive loss	-	-	-	-	(104,540)	-	(104,540)	-	(104,540)
Net loss	-	-	-	-	-	(957,440)	(957,440)	(11,329)	(968,769)
Balance, September 26, 2020	87,109,672	$871,096	$345,094,687	$(17,238,669)	$1,600,980	$(306,911,413)	$23,416,681	$(111,466)	$23,305,215

	Common Stock		Additional Paid-in	Treasury	Accumulated Other Comprehensive	Accumulated	Total Kopin Corporation Stockholders’	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Stock	Income	Deficit	Equity	Interest	Equity
Balance, December 29, 2018	78,522,066	$785,220	$334,491,397	$(17,238,669)	$1,554,587	$(271,730,661)	$47,861,874	$(149,053)	$47,712,821
Stock-based compensation expense	-	-	815,842	-	-	-	815,842	-	815,842
Vesting of restricted stock	10,000	100	(100)	-	-	-	-	-	-
Repurchases of restricted stock to satisfy tax withholding obligations	(4,294)	(43)	(7,085)	-	-	-	(7,128)	-	(7,128)
Other comprehensive income	-	-	-	-	97,317	-	97,317	-	97,317
Sale of registered stock	7,272,727	72,727	7,237,273	-	-	-	7,310,000	-	7,310,000
Net (loss) income	-	-	-	-	-	(11,330,927)	(11,330,927)	11,017	(11,319,910)
Balance, March 30, 2019	85,800,499	$858,004	$342,537,327	$(17,238,669)	$1,651,904	$(283,061,588)	$44,746,978	$(138,036)	$44,608,942
Stock-based compensation expense	-	-	538,474	-	-	-	538,474	-	538,474
Vesting of restricted stock	60,000	600	(600)	-	-	-	-	-	-
Other comprehensive income	-	-	-	-	220,468	-	220,468	-	220,468
Sale of registered stock	706,454	7,065	721,466	-	-	-	728,531	-	728,531
Net (loss) income	-	-	-	-	-	(4,260,391)	(4,260,391)	23,367	(4,237,024)
Balance, June 29, 2019	86,566,953	$865,669	$343,796,667	$(17,238,669)	$1,872,372	$(287,321,979)	$41,974,060	$(114,669)	$41,859,391
Stock-based compensation expense	-	-	451,683	-	-	-	451,683	-	451,683
Other comprehensive income	-	-	-	-	10,718	-	10,718	-	10,718
Net (loss) income	-	-	-	-	-	(6,625,458)	(6,625,458)	120,094	(6,505,364)
Balance, September 28, 2019	86,566,953	$865,669	$344,248,350	$(17,238,669)	$1,883,090	$(293,947,437)	$35,811,003	$5,425	$35,816,428

See notes to unaudited condensed consolidated financial statements

KOPIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 26, 2020	September 28, 2019
Cash flows from operating activities:
Net loss	$(5,768,943)	$(22,062,298)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	474,437	597,091
Accretion of premium or discount on marketable debt securities	6,183	—
Recovery of impairment on marketable debt securities	(150,644)	—
Stock-based compensation	638,750	1,805,999
Foreign currency (gains) losses	(9,334)	32,483
Change in allowance for bad debt	(667,983)	(56,997)
Unrealized gain on investments	—	(768,000)
Deferred income taxes	87,402	78,777
Loss on disposal of plant and equipment	—	487,284
Impairment of goodwill	—	331,344
Write-off of inventory	1,034,515	2,682,397
Other non-cash items	(1,067)	94,444
Changes in assets and liabilities:
Accounts receivable	185,118	(1,786,687)
Contract assets	(663,089)	2,043,724
Inventory	(1,277,017)	(1,338,233)
Prepaid expenses and other current assets	(735,565)	436,575
Accounts payable and accrued expenses	795,675	(427,603)
Billings in excess of revenue earned	(224,582)	1,034,608
Net cash used in operating activities	(6,276,144)	(16,815,092)
Cash flows from investing activities:
Other assets	374,886	(106,524)
Capital expenditures	(294,595)	(113,009)
Proceeds from sale of marketable debt securities	10,798,117	5,954,139
Cash paid for equity investment	—	(2,500,000)
Net cash provided by investing activities	10,878,408	3,234,606
Cash flows from financing activities:
Paycheck protection program loan receipt	2,238,000	—
Paycheck protection program loan repayment	(2,238,000)	—
Sale of registered stock	—	8,038,531
Settlements of restricted stock for tax withholding obligations	—	(7,128)
Net cash provided by financing activities	—	8,031,403
Effect of exchange rate changes on cash	(7,005)	(19,565)
Net increase (decrease) in cash and cash equivalents	4,595,259	(5,568,648)
Cash and cash equivalents:
Beginning of period	6,029,247	14,326,347
End of period	$10,624,506	$8,757,699

See notes to unaudited condensed consolidated financial statements

KOPIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The condensed consolidated financial statements of Kopin Corporation as of September 26, 2020 and for the three and nine month periods ended September 26, 2020 and September 28, 2019 are unaudited and include all adjustments that, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. These condensed consolidated financial statements should be read in conjunction with the Company’s financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2019. The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for any other interim period or for a full fiscal year. The December 28, 2019 consolidated balance sheet data was derived from audited financial statements, but certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with Generally Accepted Accounting Principles (GAAP) have been condensed or omitted. The Company reclassified certain prior period amounts to conform to the current period presentation. As used in this report, the terms “we”, “us”, “our”, “Kopin” and the “Company” mean Kopin Corporation and its subsidiaries, unless the context indicates another meaning.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $29.4 million and net cash outflows from operations of $21.0 million for the fiscal year ended 2019. The Company incurred a net loss of $5.8 million and net cash outflows from operations of $6.3 million for the nine months ended September 26, 2020. In addition, the Company has experienced a significant decline in its cash and cash equivalents and marketable debt securities over the last several years, which was primarily a result of funding operating losses, of which a significant component related to the Company’s ongoing investments in research and development. The Company had $15.6 million of cash and cash equivalents and marketable debt securities at September 26, 2020. The Company’s historical and current use of cash in operations combined with limited liquidity resources raise substantial doubt regarding the Company’s ability to continue as a going concern.

The Company’s products are targeted towards the defense and industrial/enterprise wearable markets. Management believes the industrial wearable market is still developing and cannot predict how long it will take to develop or if the Company’s products will be accepted. In addition, the Company’s current strategy is to continue to invest in research and development, even during unprofitable periods, which may result in the Company continuing to incur net losses and negative cash flows from operations. If the Company is unable to achieve and maintain positive cash flows and profitability in the foreseeable future, its financial condition may ultimately be materially adversely affected such that management may be required to reduce operating expenses, including investments in research and development, or raise additional capital. While there can be no assurance the Company will be able to successfully reduce operating expenses or raise additional capital, management believes its historical success in managing cash flows and obtaining capital will continue in the foreseeable future.

The COVID-19 pandemic has negatively impacted the global and national economy, disrupted global supply chains, and created significant volatility in and disruption of financial markets. The extent of the impact of the COVID-19 pandemic on the Company’s operational and financial performance, including the ability to execute business strategies and initiatives in the expected time frame to date has been limited. The future impact of the COVID-19 pandemic on the Company’s operational and financial performance will depend on future developments, including the duration and spread of the pandemic and related restrictions on travel and transportation, all of which are uncertain and cannot be predicted at this time. An extended period of global supply chain and economic disruption could materially affect the Company’s business, results of operations, financial condition, and access to sources of liquidity. In this regard, the CARES Act established a Paycheck Protection Program (PPP), whereby certain small businesses are eligible for a loan to fund payroll expenses, rent, and related costs. During the second quarter ended June 27, 2020 the Company received loans under the PPP but subsequently voluntarily terminated and repaid the PPP Loans of $2.2 million. The Company’s decision to terminate the loans was based on additional guidance issued by the Small Business Administration. There were no prepayment penalties in connection with the voluntary terminations.

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

The Company uses the specific identification method as a basis for determining cost and calculating realized gains and losses with respect to marketable debt securities. The gross gains and losses realized related to sales and maturities of marketable debt securities were not material during the three and nine months ended September 26, 2020 and September 28, 2019.

Investments in available-for-sale marketable debt securities were as follows at September 26, 2020 and December 28, 2019:

	Amortized Cost		Unrealized Gains		Unrealized Losses		Fair Value
	2020	2019	2020	2019	2020	2019	2020	2019
U.S. government and agency backed securities	$1,004,880	$8,304,229	$23,990	$-	$-	$(7,359)	$1,028,870	$8,296,870
Corporate Debt	3,954,345	7,459,298	5,638	-	-	(3,171)	3,959,983	7,456,127
Total	$4,959,225	$15,763,527	$29,628	$-	$-	$(10,530)	$4,988,853	$15,752,997

The contractual maturity of the Company’s marketable debt securities was as follows at September 26, 2020

	Less than One year	One to Five Years	Total
U.S. government and agency backed securities	$-	$1,028,870	$1,028,870
Corporate debt	1,550,508	2,409,475	3,959,983
Total	$1,550,508	$3,438,345	$4,988,853

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

The following table details the fair value measurements of the Company’s financial assets:

		Fair Value Measurement September 26, 2020 Using:
	Total	Level 1	Level 2	Level 3
Cash and Cash Equivalents	$10,624,506	$10,624,506	$-	$-
U.S. Government Securities	1,028,870	-	1,028,870	-
Corporate Debt	3,959,983	-	3,959,983	-
Equity Investments	4,330,060	271,764	-	4,058,296
	$19,943,419	$10,896,270	$4,988,853	$4,058,296

		Fair Value Measurement at December 28, 2019 Using:
	Total	Level 1	Level 2	Level 3
Cash and Cash Equivalents	$6,029,247	$6,029,247	$-	$-
U.S. Government Securities	8,296,870	-	8,296,870	-
Corporate Debt	7,456,127	-	7,456,127	-
Equity Investments	4,537,159	386,711	-	4,150,448
	$26,319,403	$6,415,958	$15,752,997	$4,150,448

Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur. Changes in Level 3 investments were as follows:

	December 28, 2019	Net unrealized gains	Impairment Charge	September 26, 2020
Equity Investments	$4,150,448	$87,848	$(180,000)	$4,058,296

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

Equity Investments

The Company acquired an equity interest in a company in the first quarter of 2018 through a $1.0 million capital contribution and the contribution of certain intellectual property. During the three and nine months ended September 26, 2020, the Company recorded less than $0.1 million of unrealized gains on this equity investment due to a fluctuation in the foreign exchange rate. As of September 26, 2020, the Company owned an 11% interest in this company and the estimated fair value of this equity investment was $3.6 million at September 26, 2020.

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

On September 30, 2019 the Company entered into an Asset Purchase Agreement (the “Solos Purchase Agreement”) pursuant to which the Company sold and licensed certain assets of our SolosTM (“Solos”) product line and WhisperTM Audio (“Whisper”) technology. As consideration for the transaction the Company received a 20% equity stake in Solos Incorporation (“Solos Inc.”). The Company has recorded a less than $0.2 million impairment charge on its Solos Inc. investment during the nine months ended September 26, 2020.

5. INVENTORY

Inventories are stated at standard cost adjusted to approximate the lower of cost (first-in, first-out method) or net realizable value and consist of the following at September 26, 2020 and December 28, 2019:

	September 26, 2020	December 28, 2019
Raw materials	$2,974,810	$2,630,156
Work-in-process	591,542	711,475
Finished goods	432,755	427,065
Total	$3,999,107	$3,768,696

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

The following were not included in weighted-average common shares outstanding-diluted because they are anti-dilutive or performance conditions have not been met at the end of the period:

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Non-vested restricted common stock	2,396,624	2,017,624	2,396,624	2,017,624

7. STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION

Restricted Stock Awards

In May of 2020, the Company adopted a 2020 Equity Incentive Plan (“2020 Equity Plan”) which authorizes the issuance of shares of common stock to employees, non-employees, and the Board. The 2020 Equity Plan was a successor to the Company’s 2010 Equity Incentive Plan (“2010 Equity Plan”). The number of shares authorized to be issued under the 2020 Equity Plan is four million shares plus shares of the common stock underlying any outstanding award granted under the 2010 Equity Plan that expires, or is terminated, surrendered or forfeited for any reason without issuance of such shares.

Registered sale of equity securities

On March 15, 2019 and April 10, 2019, the Company sold 7.3 million shares and 0.7 million shares, respectively, of registered common stock for aggregate gross proceeds of $8.8 million ($1.10 per share), before deducting underwriting discounts and offering expenses paid by the Company of $0.7 million. The March 15, 2019 and April 10, 2019 transactions represent approximately 8.9% and 0.8%, respectively, of the Company’s total outstanding shares of common stock as of the date of sale. The net proceeds from the offering were used for general corporate purposes, including working capital.

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

Restricted stock activity was as follows:

		Weighted Average
	Shares	Grant Fair Value
Balance, December 28, 2019	1,863,124	$1.60
Granted	628,000	0.54
Forfeited	(34,500)	2.32
Vested	(60,000)	1.12
Balance, September 26, 2020	2,396,624	$1.32

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

	For the three months ended September 26, 2020
Performance price target	$5.25	$6.00	$7.00
Expected volatility	48.3%	48.3%	48.3%
Interest rate	1.97%	1.97%	1.97%
Expected Life (years)	3	3	3
Dividend yield	—%	—%	—%

Stock-Based Compensation

The following table summarizes stock-based compensation expense within each of the categories below as it relates to non-vested restricted common stock awards for the three and nine months ended September 26, 2020 and September 28, 2019 (no tax benefits were recognized):

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Cost of product revenues	$40,620	$18,309	$70,866	$82,524
Research and development	81,133	73,939	193,788	262,454
Selling, general and administrative	196,855	359,435	374,096	1,461,021
Total	$318,608	$451,683	$638,750	$1,805,999

Unrecognized compensation expense for non-vested restricted common stock as of September 26, 2020 totaled $0.6 million and is expected to be recognized over a weighted average period of approximately two years.

8. ACCRUED WARRANTY

The Company typically warrants its products against defect for 12 to 18 months, however, for certain products a customer may purchase an extended warranty. A provision for estimated future costs and estimated returns for credit relating to such warranty is recorded in the period when product is shipped and revenue is recognized and is updated as additional information becomes available. The Company’s estimate of future costs to satisfy warranty obligations is based primarily on historical warranty expense experienced and a provision for potential future product failures. Changes in the accrued warranty for the nine months ended September 26, 2020 were as follows:

Balance, December 28, 2019	$509,000
Additions	450,000
Claims	(451,000)
Balance, September 26, 2020	$508,000

Extended Warranties

Deferred revenue represents the purchase of extended warranties by the Company’s customers. The Company recognizes revenue from an extended warranty on the straight-line method over the life of the extended warranty, which is typically 12 to 15 months beyond the standard 12 to 18 month warranty. The Company classifies the current portion of deferred revenue under Contract liabilities and billings in excess of revenues earned in its condensed consolidated balance sheets. At September 26, 2020, the Company had less than $0.1 million of deferred revenue related to extended warranties.

9. INCOME TAXES

The Company recorded a provision for income taxes of less than $0.1 million and $0.1 million in the three and nine months ended September 26, 2020, respectively. The Company recorded a provision for income taxes of less than $0.1 million for the three and nine months ended September 28, 2019. As of September 26, 2020, the Company has available for tax purposes U.S. federal NOLs of approximately $160.3 million expiring 2022 through 2037 and $59.9 million that have an unlimited carryover period. The Company had recognized a full valuation allowance on its domestic and certain foreign net deferred tax assets due to the uncertainty of realization of such assets. The Company recognizes both accrued interest and penalties related to its uncertain tax positions related to intercompany loan interest and potential transfer pricing exposure related to its foreign subsidiaries.

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

Contract liabilities consist of advance payments and billings in excess of cost incurred and deferred revenue.

Net contract assets (liabilities) consisted of the following:

	September 26, 2020	December 28, 2019	$ Change	% Change
Contract assets —current	$1,584,171	$921,082	$663,089	72%
Contract liabilities—current	(576,419)	(796,794)	220,375	(28)%
Contract liabilities—noncurrent	(2,350)	(6,557)	4,207	(64)%
Net contract assets	$1,005,402	$117,731	$887,671	754%

The $0.9 million increase in the Company’s net contract assets at September 26, 2020 as compared to December 28, 2019 was primarily due to an increase in inventory and other costs associated with government contracts which recognize revenue over time, and a decrease in billing in excess of revenue earned.

In the three and nine months ended September 26, 2020, the Company recognized revenue of less than $0.1 million and $0.6 million, respectively, related to our contract liabilities at December 28, 2019. In the three and nine months ended September 28, 2019, the Company recognized revenue of $0.1 million and $0.3 million, respectively, related to our contract liabilities at December 29, 2018.

The Company did not recognize impairment losses on our contract assets in the three and nine months ended September 26, 2020 or September 28, 2019.

Performance Obligations

The Company’s revenue recognition related to performance obligations that were satisfied at a point in time and over time were as follows:

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Point in time	34%	55%	36%	72%
Over time	66%	45%	64%	28%

Remaining performance obligations represent the transaction price of orders for which work has not been performed and excludes unexercised contract options and potential orders under ordering-type contracts (e.g., indefinite-delivery, indefinite-quantity (“IDIQ”)). As of September 26, 2020, the aggregate amount of the transaction price allocated to remaining performance obligations was $25.8 million which the Company expects to recognize over the next 15 months. The remaining performance obligations represent amounts to be earned under government contracts, which are subject to cancellation.

11. LEASES

The Company enters into operating leases primarily for: real estate, including for manufacturing, engineering, research, administration and sales facilities, and information technology (“IT”) equipment. At September 26, 2020 and December 28, 2019, the Company did not have any finance leases. Approximately all of our future lease commitments, and related lease liability, relate to the Company’s real estate leases. Some of the Company’s leases include options to extend or terminate the lease.

The components of lease expense were as follows:

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Operating lease cost	$284,529	$293,251	$851,846	$884,499

At September 26, 2020, the Company’s future lease payments under non-cancellable leases were as follows:

2020 (excluding the nine months ended September 26, 2020)	$299,338
2021	1,053,209
2022	654,617
2023	201,333
Thereafter	—
Total future lease payments	2,208,497
Less imputed interest	(150,882)
Total	$2,057,615

The Company’s lease liabilities recognized in the Company’s condensed consolidated balance sheets at September 26, 2020 was as follows:

September 26, 2020
Operating lease liabilities - current	$1,064,903
Operating lease liabilities -noncurrent	992,712
Total lease liabilities	$2,057,615

Supplemental cash flow information related to leases was as follows:

Nine months ended
September 26, 2020
Cash paid for amounts included in the measurement of operating lease liabilities	$892,221

Other information related to leases was as follows:

September 26, 2020
Weighted Average Discount Rate - Operating Leases	6.16%
Weighted Average Remaining Lease Term - Operating Leases (in years)	2.14

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

Total long-lived assets by country at September 26, 2020 and December 28, 2019 were:

Total Long-lived Assets (in thousands)	September 26, 2020	December 28, 2019
U.S.	$2,936	$3,647
United Kingdom	299	442
China	17	37
Japan	55	101
Total	$3,307	$4,227

We disaggregate our revenue from contracts with customers by geographic location and by display application, as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.

During the three and nine months ended September 26, 2020 and September 28, 2019, the Company derived its sales from the following display applications:

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
(In thousands)
Defense	$4,769	$1,968	$12,772	$5,207
Industrial	1,650	2,625	5,229	7,262
Consumer	68	360	521	1,510
Other	-	2	553	25
R&D	2,563	1,184	6,295	2,452
License & Royalties	463	-	836	4,336
Total Revenues	$9,513	$6,139	$26,206	$20,792

During the three and nine months ended September 26, 2020 and September 28, 2019, the Company derived its sales from the following geographies:

	Three Months Ending		Nine Months Ending
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
(In thousands)
United States	$7,828	$3,453	$21,530	$8,464
Other Americas	-	10	100	35
Total Americas	7,828	3,463	21,630	8,499
Asia - Pacific	1,475	2,307	3,783	9,997
Europe	210	350	793	2,268
Other	-	19	-	28
Total Revenues	$9,513	$6,139	$26,206	$20,792

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

On October 11, 2016, the Company filed its Answer and Affirmative Defenses. The parties completed expert depositions on November 15, 2019. On December 2, 2019, the Company filed a Motion for Partial Summary Judgment requesting the Court dismiss counts 2-7 in their entirety and counts 1 and 8 in part. BlueRadios also filed a Motion for Partial Summary Judgment alleging it is the co-owner of U.S. Patent No. 8,909,296. Responses to the Motions for Partial Summary Judgment were filed on January 15, 2020, and replies were filed on February 19, 2020. On September 25, 2020, the Court denied BlueRadios’ Motion for Partial Summary Judgment. The Court has not yet ruled on the Company’s motion for Partial Summary Judgment. A trial date has not yet been set by the Court. The Company has not concluded a loss from this matter is probable; therefore, we have not recorded an accrual for litigation or claims related to this matter for the period ended September 26, 2020. The Company will continue to evaluate information as it becomes known and will record an estimate for losses at the time or times when it is both probable that a loss has been incurred and the amount of the loss is reasonably estimable.

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

During the three and nine months ended September 26, 2020 and September 28, 2019, the Company had the following transactions with related parties:

	Three Months Ended
	September 26, 2020		September 28, 2019
	Revenues	Purchases	Sales	Purchases
Solos Inc.	$868	$—	$—	$—
RealWear, Inc.	894,976	10,545	538,930	—
	$895,843	$10,545	$538,930	$—

	Nine Months Ended
	September 26, 2020		September 28, 2019
	Revenues	Purchases	Sales	Purchases
Goertek	$—	$—	$—	$747,154
Solos Inc.	247,326	—	—	—
RealWear, Inc.	1,266,878	10,545	5,731,574	—
	$1,514,204	$10,545	$5,731,574	$747,154

At September 26, 2020 and December 28, 2019, the Company had the following receivables, contract liabilities and payables with related parties:

	September 26, 2020			December 28, 2019
	Receivables	Contract Liabilities	Payables	Receivables	Contract Assets	Payables
Solos Inc.	$868	$—	$8,750	$283,203	$—	$8,750
RealWear, Inc.	694,783	327,610	10,545	646,848	—	—
	$695,651	$327,610	$19,295	$930,051	$—	$8,750

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

We have identified the following important factors that could cause actual results to differ materially from those discussed in our forward-looking statements. Such factors may be in addition to the risks described in Part I, Item 1A, “Risk Factors;” Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; and other parts of our Annual Report on Form 10-K for the fiscal year ended December 28, 2019. These factors include: the extent of the impact of the coronavirus (“COVID-19”) pandemic on our business and operations, and the economic and societal disruptions resulting from the COVID-19 pandemic; our ability to continue as a going concern; the material weakness management has identified in our internal control over financial reporting, our conclusion that our disclosure controls and procedures were not effective as of the fiscal year ended December 28, 2019 or the period ended September 26, 2020 and our ability to remediate that material weakness; our ability to obtain raw materials and other goods as well as services from our suppliers as needed; the potential for customers to choose our competitors as their supplier; our expectation that we will have negative cash flow from operating activities in 2020; our ability to prosecute and defend our proprietary technology aggressively or successfully; our ability to retain personnel with experience and expertise relevant to our business; our ability to invest in research and development to achieve profitability even during periods when we are not profitable; our ability to continue to introduce new products in our target markets; our ability to generate revenue growth and positive cash flow, and reach profitability; the strengthening of the U.S. dollar and its effects on the price of our products in foreign markets; the impact of new regulations and customer demands relating to conflict minerals; our ability to obtain a competitive advantage in the wearable technologies market through our extensive portfolio of patents, trade secrets and non-patented know-how; our ability to grow within our targeted markets; the importance of small form factor displays in the development of defense, consumer, and industrial products such as thermal weapon sights, safety equipment, virtual and augmented reality gaming, training and simulation products and metrology tools; the suitability of our properties for our needs for the foreseeable future; our expectation not to pay cash dividends for the foreseeable future and to retain earnings for the development of our businesses; our expectation that we will expend between $0.5 million and $1.0 million on capital expenditures during 2020; our need to achieve and maintain positive cash flow and profitability, our financial condition will ultimately be materially adversely affected, and we will be required to reduce expenses, including our investments in research and development or raise additional capital; our ability to support our operations and capital needs for at least the next twelve months through our available cash resources; our expectation that we will incur taxes based on our foreign operations in 2020; and our expectation that we will have a state tax provision in 2020.

Overview

We are a leading developer, manufacturer and seller of miniature displays and optical lenses (our “components”) for sale as individual displays, components, modules or higher-level subassemblies. We also license our intellectual property through technology license agreements. Our component products are used in highly demanding high-resolution portable defense, enterprise and consumer electronic applications, training and simulation equipment and 3D metrology equipment. Our products enable our customers to develop and market an improved generation of products for these target applications.

The following discussion should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 28, 2019 and our unaudited condensed consolidated financial statements included in this Form 10-Q.

COVID-19

We continue to actively monitor the COVID-19 pandemic and take steps intended to mitigate the potential risks to our workforce and our business. This pandemic continues to disrupt global economic activity and the capital markets. These disruptions may continue for a prolonged period of time or become more severe. The COVID-19 pandemic is a continuously evolving situation. We cannot predict the duration of the pandemic or the ultimate effects of it on the global or national economy. The COVID-19 pandemic and its related effects have affected our supply chain and workforce, as discussed more fully below.

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

Revenues. We categorize revenues based upon our understanding of the end market application our products are included in. For the three and nine months ended September 26, 2020 and September 28, 2019, our revenues by display application, which include product sales and amounts earned from research and development contracts, were as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Defense	$4,769	$1,968	$12,772	$5,207
Industrial	1,650	2,625	5,229	7,262
Consumer	68	360	521	1,510
Other	-	2	553	25
R&D	2,563	1,184	6,295	2,452
License & royalties	463	-	836	4,336
Total Revenues	$9,513	$6,139	$26,206	$20,792

Sales of our products for Defense applications include systems used by the defense both in the field and for training and simulation. The increase in Defense applications revenues in the three and nine months ended September 26, 2020 as compared to the three and nine months ended September 28, 2019 is primarily from an increase in volume shipments for our thermal weapon sight systems for soldiers and avionic component contracts.

Industrial applications revenue represents customers who purchase our display products for use in 3D metrology equipment and wearable headsets used for commercial applications in manufacturing, distribution and public safety. Our 3D metrology customers are primarily located in Asia and sell to Asian contract manufacturers who use the 3D metrology machines for quality control purposes. The decrease in Industrial applications revenue for the three months ended September 26, 2020 as compared to the three months ended September 28, 2019 was primarily due to a decline in sales of products for 3D metrology equipment and wearable headsets used for commercial applications and public safety. The decrease in Industrial applications revenue for the nine months ended September 26, 2020 as compared to the nine months ended September 28, 2019 was primarily due to a decline in sales of products for 3D metrology equipment and wearable headsets used for commercial applications partially offset by an increase in sales of headsets for public safety Our Scotland production plant, which provides the displays for the 3D metrology equipment application, experienced a supply issue in March 2020 related to one raw material, which resulted in lower revenues from the sale of our displays for 3D applications during the three and nine months ended September 26, 2020. We do not believe this interruption was related to the COVID-19 pandemic. However, our Scotland plant was closed for the majority of April 2020 as a result of the COVID-19 pandemic. The loss of revenue of our Scotland plant because of the closure in April 2020 was not significant.

Our displays for Consumer applications are used primarily in thermal imaging products, recreational rifle and hand-held scopes, drone racing headsets and augmented reality and virtual reality headsets. The decrease in Consumer applications revenues for the three and nine months ended September 26, 2020 as compared to the three and nine months ended September 28, 2019 was primarily due to decreased demand for displays and components used in recreational rifle and hand-held scopes and drone racing headsets.

R&D revenues increased in the three and nine months ended September 26, 2020 as compared to the three and nine months ended September 28, 2019 due to increase in funding for U.S. defense programs and microdisplay development.

Other revenue includes sales of products which either do not meet the description of one of the other product categories or we do not know what end market application our product is used for. License and royalty revenues include license fees from an arrangement with a customer where our performance obligation is to license functional intellectual property (“IP”) and which provides the customer the right to use our IP as it exists at a point in time and royalties on the sale of the customers’ products that include our IP. The increase in license & royalties revenue in the three months ended September 26, 2020 compared to the three months ended September 28, 2019 was due to no royalties received for the three months ended September 28, 2019. The decrease in license and royalties revenue in the nine months ended September 26, 2020 compared to the nine months ended September 28, 2019 was due to the one-time license of functional IP to a customer for $3.5 million in the second quarter ended June 29, 2019.

International sales represented 18% and 44% of total revenues for the three months ended September 26, 2020 and September 28, 2019, and 18% and 59% of total revenues for the nine months ended September 26, 2020 and September 28, 2019, respectively. We categorize our sales as either domestic or international based upon the delivery destination of our product. For example, if the customer is located in Asia or if a U.S. customer has its Asian contract manufacturer order product from us and we deliver the product to Asia we categorize both these sale as international. In addition, if we earn royalties on sales from a customer the royalties are categorized as domestic or international based on how the product revenues are categorized. The decline in international sales was primarily a result of a decline in sales of products for industrial wearable headset applications. Our international sales are primarily denominated in U.S. currency. Consequently, a strengthening of the U.S. dollar could increase the price in local currencies of our products in foreign markets and make our products relatively more expensive than competitors’ products that are denominated in local currencies, which could lead to a reduction in sales or profitability in those foreign markets. We have not taken any protective measures against exchange rate fluctuations, such as purchasing hedging instruments with respect to such fluctuations, because of the historically stable exchange rate between the British Pound Sterling (the functional currency of our U.K. subsidiary) and the U.S. dollar. Foreign currency translation impact on our results, if material, is described in further detail under “Item 3. Quantitative and Qualitative Disclosures About Market Risk” section below.

Cost of Product Revenue. Cost of product revenues, which is comprised of materials, labor and manufacturing overhead related to the production of our products, were as follows for the three and nine months ended September 26, 2020 and September 28, 2019:

	Three Months Ended		Nine Months Ended
(In thousands, except for percentages)	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Cost of product revenues	$4,825	$4,690	$15,252	$15,810
Cost of product revenues as a % of net product revenues	74.4%	94.6%	80.0%	112.9%

The decrease in cost of product revenues as a percentage of net product revenues for the three and nine months ended September 26, 2020 as compared to the three and nine months ended September 28, 2019 was primarily due to lower material cost and improved manufacturing efficiencies due to higher sales volumes which reduced fixed costs per unit at our United States plant. In 2019 we were commencing production of certain products and we experienced higher than normal scrap and excess inventory charges of approximately $1.5 million for the first nine months of 2019 as compared to the first nine months of 2020.

During the first nine months of 2020 our U.S. production facilities did not experience significant issues with obtaining raw materials as a result of the coronavirus pandemic. However, for certain raw materials, including raw materials we source from Asia, we do not have significant amounts of inventory and we are receiving weekly shipments that are necessary to keep our production lines going. Our Forth Dimension Displays, Ltd. (FDD) production facility in Scotland did experience a disruption in their supply chain in March 2020 which negatively impacted their revenues, operating results and cash flow. Our United States production facilities were open during the first nine months of 2020 but our production staffing levels were below normal for the first six months of 2020, as some employees stayed home. We have returned to normal staffing levels in the third quarter of 2020. Our FDD facility was closed during April 2020 but reopened in May 2020. Our FDD facility produces displays for 3D metrology equipment makers and certain U.S. defense programs. FDD sells its U.S. defense displays to our subsidiary, NVIS, Inc. for incorporation into defense systems. As a result of the disruption at FDD, display shipments to its customers, including NVIS, were behind schedule as of March 28, 2020 but were back on schedule by June 27, 2020. A disruption in supply of raw materials or a decrease in production employee attendance could result in lower revenues, an increase in our operating losses and a negative impact on our cash flow.

Research and Development. R&D expenses are incurred in support of internal display development programs and programs funded by agencies or prime contractors of the U.S. government and commercial partners. R&D costs include staffing, purchases of materials and laboratory supplies, circuit design costs, fabrication and packaging of display products, and overhead. In fiscal year 2020, we expect our R&D expenditures to be related to our display products, overlay weapon sights and organic light emitting diode (“OLED”) display and related optical technologies. Funded and internal R&D expense are combined in research and development expenses in the statement of operations. R&D expenses for the three and nine months ended September 26, 2020 and September 28, 2019 were as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Funded	$1,618	$1,161	$4,484	$2,471
Internal	1,098	1,229	2,793	8,215
Total research and development expense	$2,716	$2,390	$7,277	$10,686

Funded R&D expense for the three and nine months ended September 26, 2020 increased as compared to the three and nine months ended September 28, 2019 primarily due to increased spending on U.S. defense programs and microdisplay development. Internal R&D expenses for the three and nine months ended September 26, 2020 decreased as compared to the three and nine months ended September 28, 2019 primarily due to the curtailment of certain development programs.

Selling, General and Administrative. Selling, general and administrative (“S,G&A”) expenses consist of the expenses incurred by our sales and marketing personnel and related expenses, and administrative and general corporate expenses. S,G&A expenses for the three and nine months ended September 26, 2020 and September 28, 2019 were as follows:

	Three Months Ended		Nine Months Ended
(In thousands, except for percentages)	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Selling, general and administration expense	$3,080	$5,130	$9,421	$16,788
Selling, general and administration expense as a % of revenues	32.4%	83.6%	35.9%	80.7%

S,G&A decreased for the three and nine months ended September 26, 2020 as compared to the three and nine months ended September 28, 2019 primarily due to a decrease in compensation expenses including stock-based compensation, bad debt expense, professional fees, information technology expenses, travel and accretion of the NVIS contingent consideration.

Other Income (Expense), net. Other income (expense), net is primarily composed of interest income, foreign currency transaction and remeasurement gains and losses incurred by our U.K.-based subsidiary and other non-operating income items. Other income (expense), net for the three and nine months ended September 26, 2020 and September 28, 2019 was as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Other income (expense), net	$168	$(78)	$75	$839

During the three and nine months ended September 26, 2020 we recorded foreign currency gains of less than $0.2 million and less than $0.1 million, respectively, as compared to losses of $0.1 million for the three and nine months ended September 28, 2019. During the three and nine months ended September 28, 2019, the Company recognized a gain of approximately $0.8 million on the fair value adjustment due to an observable price change on an equity investment.

Tax Provision. We recorded a provision for income taxes of less than $0.1 million in the three months ended September 26, 2020 and $0.1 million in the nine months ended September 26, 2020. We recorded a provision for income taxes of less than $0.1 million for the three and nine months ended September 28, 2019. The provision for income taxes in the three and nine months ended September 26, 2020 and September 28, 2019 primarily relate to interest and penalties on uncertain tax positions.

Net Loss (Income) Attributable to Noncontrolling Interest. As of September 26, 2020, we owned 80% of the equity of eMDT America (“eMDT”). Net loss (income) attributable to noncontrolling interest on our consolidated statement of operations represents the portion of the results of operations of our majority owned subsidiary which is allocated to the stockholders of the equity interests not owned by us. The change in net loss (income) attributable to noncontrolling interest is the result of the change in the results of operations of eMDT for the three and nine months ended September 26, 2020 and September 28, 2019.

Net Loss Attributable to Kopin Corporation. We incurred net losses attributable to Kopin Corporation of $1.0 million and $5.7 million during the three and nine months ended September 26, 2020 compared to net losses attributable to Kopin Corporation of $6.6 million and $22.2 million during the three and nine months ended September 28, 2019.The decrease in the net losses attributable to Kopin Corporation during the three and nine months ended September 26, 2020 compared to the three and nine months ended September 28, 2019 is due to a reorganization of the Company in 2019. The reorganization included a reduction in the number of employees, a decrease in R&D expense through the sale or license of intellectual property associated with activities we had either completed or abandoned, and a decrease in S,G&A due to lower labor costs, stock based compensation costs, bad debt expense, professional fees, information technology costs and the accretion of the NVIS contingent consideration. Some of the reduction in S,G&A costs was made possible by the actions taken to reduce R&D expense as we would no longer be pursing the launch of products based on the technologies being developed.

Liquidity and Capital Resources

At September 26, 2020 and December 28, 2019, we had cash and cash equivalents and marketable securities of $15.6 million and $21.8 million, respectively, and working capital of $17.9 million and $22.5 million at September 26, 2020 and December 28, 2019, respectively. The change in cash and cash equivalents and marketable securities was primarily due to net outflow of cash used in operating activities of $6.3 million and capital expenditures of $0.3 million, partially offset by the proceeds from the sale of marketable debt securities of $10.8 million. Included in the $6.3 million of cash used in operating activities was a contingent consideration payment to the former owners on NVIS of $0.5 million.

During the second quarter of the fiscal year ending December 26, 2020, we received the proceeds from loans in the amount of approximately $2.2 million (the “PPP Loan”) pursuant to the Paycheck Protection Program (“PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). During the second quarter of the fiscal year ending December 26, 2020 we repaid $2.1 million of the loans and we repaid $0.1 million in July 2020. Our decision to terminate the loans was based on additional guidance issued by the Small Business Administration. There were no prepayment penalties in connection with the voluntary repayment.

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

Cash and cash equivalents and marketable debt securities held in U.S. Dollars at:

	September 26, 2020	December 28, 2019
Domestic locations	$14,830,423	$21,148,381
International locations	369,240	145,240
Subtotal cash and cash equivalents marketable debt securities held in U.S. dollars	15,199,663	21,293,621
Cash and cash equivalents held in other currencies and converted to U.S. dollars	413,696	488,623
Total cash and cash equivalents and marketable debt securities	$15,613,359	$21,782,244

We have no plans to repatriate the cash and cash equivalents held in our foreign subsidiary FDD and, as such, we have not recorded any deferred tax liability with respect to such cash.

In March 2017, we purchased 100% of the outstanding stock of NVIS for $3.7 million and subsequently paid $1.9 million in contingent consideration through March 28, 2020. There are no remaining contingent payment obligations related to the NVIS purchase as of September 26, 2020.

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

We incurred net losses of $29.4 million and net cash outflows from operations of $21.0 million for the fiscal year ended December 28, 2019. We incurred a net loss of $5.8 million for the nine months ended September 26, 2020 and net cash outflows from operations of $6.3 million. In addition, for the nine months ended September 26, 2020 we have continued to experience a significant decline in cash and cash equivalents and marketable debt securities, which was primarily a result of funding operating losses, of which a significant component relates to our ongoing investments in the research and development of display products. These negative financial conditions raise substantial doubt regarding our ability to continue as a going concern. We have an At-The-Market (ATM) program in place that provides us a method of selling up to an aggregate of $20 million of shares of our common stock into the market on a periodic basis to raise funds. In addition, we have in the past sold equity securities to fund our operations. We estimate we will have sufficient liquidity to fund operations at least through the end of the third quarter of 2021. If our actual results are less than projected or we need to raise capital for additional liquidity, we may be required to do an equity financing, reduce expenses or enter into a strategic transaction. However, we can make no assurance that we will be able to raise additional capital, reduce expenses sufficiently, or enter into a strategic transaction on terms acceptable to us, or at all.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 26, 2020, the Company conducted an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 26, 2020, as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The term “disclosure controls and procedures” means controls and other procedures that are designed to ensure that information required to be disclosed by the Company in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the requisite time periods and that such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act are accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of September 26, 2020, internal control over financial reporting was not effective based on criteria established in Internal Control-Integrated Framework issued by the COSO because of a material weakness previously identified, as discussed below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

In the course of performing our assessment of internal control over financial reporting in 2019, management identified a material weakness in internal controls as of December 28, 2019 and December 29, 2018 related to management’s monitoring and oversight of accounting for non-routine transactions. Specifically, our internal controls were not designed effectively to ensure appropriate and timely evaluation of the accounting impact for non-routine transactions, including the accounting for non-controlling interest and other investments. This material weakness continues to exist as of September 26, 2020.

Remediation

We are in the process of remediating this deficiency. To date, we implemented additional review procedures, including increasing the scope of activities from the accounting firm we use to assist us in internal control reviews, to ensure the financial statements we issue are prepared in accordance with GAAP and are fairly presented in all material respects. As of September 26, 2020, we have not had sufficient opportunity to test whether our corrective actions have remedied the material weakness and therefore management concluded that the material weakness has not been remedied as of September 26, 2020.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 26, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On October 11, 2016, the Company filed its Answer and Affirmative Defenses. The parties completed expert depositions on November 15, 2019. On December 2, 2019, the Company filed a Motion for Partial Summary Judgment requesting the Court dismiss counts 2-7 in their entirety and counts 1 and 8 in part. BlueRadios also filed a Motion for Partial Summary Judgment alleging it is the co-owner of U.S. Patent No. 8,909,296. Responses to the Motions for Partial Summary Judgment were filed on January 15, 2020, and replies were filed on February 19, 2020. On September 25, 2020, the Court denied BlueRadios’ Motion for Partial Summary Judgment. The Court has not yet ruled on the Company’s motion for Partial Summary Judgment. A trial date has not yet been set by the Court. The Company has not concluded a loss from this matter is probable; therefore, we have not recorded an accrual for litigation or claims related to this matter for the period ended September 26, 2020. The Company will continue to evaluate information as it becomes known and will record an estimate for losses at the time or times when it is both probable that a loss has been incurred and the amount of the loss is reasonably estimable.

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

We depend on raw materials and certain production employee staffing levels in order to maintain production. During the first nine months of 2020 our US production facilities did not experience significant issues with obtaining raw materials as a result of the coronavirus pandemic. However, for certain raw materials, including raw materials we source from Asia, we do not have significant amounts of inventory and we are receiving weekly shipments that are necessary to keep our production lines going. Our FDD production facility in Scotland did experience a disruption in their supply chain in the month of March 2020 which negatively impacted their revenues, operating results and cash flow. Our United States production facilities were open during the first fiscal quarter of 2020 but our production staffing levels were below normal as some employees stayed home and we expect this to continue and are unable to determine when we will return to normal staffing levels. Our FDD facility was closed during April 2020 but has recently reopened. Our FDD facility produces displays for 3D metrology equipment makers and certain US defense programs. FDD sells its US defense displays to our subsidiary, NVIS Inc. for incorporation into defense systems. As a result of the disruption at FDD display shipments to its customers, including NVIS Inc., were behind as of March 28, 2020 but we were able to return to schedule in the quarter ended June 27, 2020. A disruption in supply of raw materials or a decrease in production employee attendance could result in lower revenues, an increase in our operating losses and a negative impact on our cash flow.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell any securities during the nine months ended September 26, 2020 that were not registered under the Securities Act.

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

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 26, 2020 (Unaudited) and December 28, 2019, (ii) Condensed Consolidated Statements of Operations (Unaudited) for the three and nine months ended September 26, 2020 and September 28, 2019, (iii) Condensed Consolidated Statement of Comprehensive (Loss) Income (Unaudited) for the three and nine months ended September 26, 2020 and September 28, 2019, (iv) Condensed Consolidated Statements of Stockholders’ Equity (Unaudited) for the three and nine months ended September 26, 2020 and September 28, 2019, (v) Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 26, 2020 and September 28, 2019, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KOPIN CORPORATION (Registrant)

Date:	November 5, 2020	By:	/S/ John C.C. Fan
John C.C. Fan
President, Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

Date:	November 5, 2020	By:	/S/ RICHARD A. SNEIDER
Richard A. Sneider
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)

