Form 10-K
period 2020-12-26
KOPIN CORP
filed 2021-03-05
CIK 771266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 26, 2020

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

None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐ No ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 27, 2020 (the last business day of the registrant’s most recent second fiscal quarter), the aggregate market value of outstanding shares of voting stock held by non-affiliates of the registrant was $97,431,868.

As of March 1, 2021, 91,284,909 shares of the registrant’s Common Stock, par value $.01 per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement relating to the registrant’s annual meeting of stockholders are incorporated by reference in response to Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

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

We have identified the following important factors that could cause actual results to differ materially from those discussed in our forward-looking statements. Such factors may be in addition to the risks described in Part I, Item 1A. “Risk Factors;” Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations;” and other parts of this Form 10-K. These factors include: our ability to continue as a going concern;; our expectation that some products that are currently in R&D to go into production; our expectation that our new products to start at lower yields and for us to improve these yields over time; our expectation that our 2021 cost of product revenues as a percentage of product revenues to be negatively affected by new products; our expectation that we will to incur significant development costs in fiscal year 2021 to develop OLED display products and defense products; our ability to obtain raw materials and other goods as well as services from our suppliers as needed; the potential for customers to choose our competitors as their supplier; our ability to prosecute and defend our proprietary technology aggressively or successfully; our ability to retain personnel with experience and expertise relevant to our business; our ability to invest in research and development to achieve profitability even during periods when we are not profitable; our ability to continue to introduce new products in our target markets; our ability to generate revenue growth and positive cash flow, and reach profitability; the strengthening of the U.S. dollar and its effects on the price of our products in foreign markets; the impact of new regulations and customer demands relating to conflict minerals; our ability to obtain a competitive advantage in the wearable technologies market through our extensive portfolio of patents, trade secrets and non-patented know-how; our ability to grow within our targeted markets; the importance of small form factor displays in the development of defense, consumer, and industrial products such as thermal weapon sights, safety equipment, virtual and augmented reality gaming, training and simulation products and metrology tools; the suitability of our properties for our needs for the foreseeable future; our expectation not to pay cash dividends for the foreseeable future and to retain earnings for the development of our businesses; our expectation that we will expend between $1.0 million and $2.0 million on capital expenditures over the next twelve months; if we do not soon achieve and maintain positive cash flow and profitability, our financial condition will ultimately be materially adversely affected, and we will be required to reduce expenses, including our investments in research and development or raise additional capital; our ability to support our operations and capital needs for at least the next twelve months through our available cash resources; our expectation that we will incur taxes based on our foreign operations in 2021; and our expectation that we will have a state tax provision in 2021.

Item 1.	Business

Overview

We were incorporated in Delaware in 1984 and are a leading developer and provider of high-resolution microdisplays, microdisplay subassemblies and related components for defense, enterprise, industrial, and consumer products. Our products are used for soldier, avionic, armored vehicle and training & simulation defense applications; industrial, public safety and medical headsets; 3D optical inspection systems; and consumer augmented reality (“AR”) and virtual reality (“VR”) wearable headsets systems.

Our primary current sources of product revenues are from the sale of display components and subassemblies for defense and industrial applications and development contracts primarily for U.S defense programs. In the future we believe we also are well-positioned with our technology and intellectual property, manufacturing capabilities and partnerships and reputation to take advantage of the emerging market for AR and VR applications and products from which microdisplays are the centerpiece technology. At the center of all of our products is a display. We are the only company, to our knowledge, that offers transmissive active-matrix liquid crystal displays (AMLCDs), reflective liquid crystal on silicon (LCOS) displays and organic light emitting diode (OLED), and related optics enabling us to serve the markets and customers based on their need and the problems they are trying to solve. We believe our display technologies combined with our extensive expertise in optics, system electronics and human factors, is the reason why many customers come to us.

The components we offer for sale consist of our proprietary miniature AMLCD, LCOS displays, OLED displays, application specific integrated circuits (“ASICs”), backlights, and optical lenses. We refer to our AMLCD as “CyberDisplay®,” our LCOS displays/Spatial Light Modulators (SLMs) as “Time Domain ImagingTM technology”, and our OLED as “Lightning® displays”. Our transmissive AMLCDs are designed in Westborough, Massachusetts, have initial manufacturing steps performed in Taiwan and then are completed in our facility in Westborough, Massachusetts.

Our AMLCD components are sold separately or in subassemblies. For example, we offer a display as a single product, a display module which includes a display, an optical lens and backlight contained in either plastic or metal housings, a binocular display module which has two displays, lenses and backlights, and a higher-level assembly which has additional components for defense applications. Examples of products manufactured by our customers that include our AMLCD components include:

●	Weapon sights and target locators for soldiers to enable faster and more accurate target acquisition;
●	Fighter pilot helmets that use our display to overlay information (targeting, plane operation, etc..) over the real world seen;
●	Industrial headsets for applications such as field maintenance/service where a service worker can visually access diagrams and drawings in realtime while keeping both hands free to conduct work or access a remote expert with live video to help solve a problem remotely – thereby increasing productivity and effectiveness;
●	Public safety devices such as firefighter masks which include our displays so that a firefighter may use the thermal imager to navigate a smoke-filled building; and
●	AR and VR consumer products for recreational use including rifle sights.

Our LCOS products are designed and manufactured at our Forth Dimension Display (FDD) subsidiary in Dalgety Bay, Scotland. Our LCOS displays are often configured with drive electronics and sold as a package that makes it easier for our customers to design our displays into their end products. A significant portion of the FDD business is sold to customers for use in SLMs, which are used in manufacturing equipment for sophisticated 3D optical inspection.

Our OLED displays are designed in our San Jose, California facility and manufactured in Asia. Our displays provide either color or monochrome images and are offered in a variety of sizes and resolutions. The AMLCD display driver ASICs we offer are designed in our San Jose, California facility and are the electronic interfaces between our displays and the products into which the displays are incorporated. The optical lenses and backlights we offer are based on either our proprietary designs or design’s we license from third parties. The ASICs, optical lenses, and backlights are manufactured by third parties based on our purchase orders.

Our NVIS, Inc. (“NVIS”) subsidiary is a designer and manufacturer of defense and industrial head-mounted and hand-held VR products and training simulation defense equipment located in Reston, Virginia. Depending on the size of the order, NVIS’s products are either manufactured in its Reston, Virginia facility or by a contract manufacturer in the U.S.A. NVIS products allow customers to visualize and interact with simulated 3D environments and equipment for training purposes. Our customers develop high-fidelity training and simulation applications that require high-performance visuals, intuitive controls, and unsurpassed customer support. Some of NVIS’s products include our LCOS displays.

We have designed systems that are focused on the emerging enterprise and consumer markets for head-worn, hands-free voice and gesture controlled wireless computing and communication devices. We recently reduced our investments in designing new systems, other than systems developed by our NVIS subsidiary, in order to focus on our display component business, in particular our OLED displays. However, we continue to license our previously designed systems under agreements that may include a royalty payable to us and a purchase and supply agreement that requires us to supply our customers and our customers to buy our components for integration into their products. The licenses may convey the right of exclusivity for a particular market or geographic area. These products include our components and a variety of commercially available software packages and our proprietary software. Our business model is to license our concept systems or technologies to branded original equipment manufacturers (OEM) customers who wish to develop and market head-worn products for both mobile enterprise and consumer applications.

In addition to sales of our components and subassemblies, we also derive a significant portion of our revenue from developing custom product solutions for our customers which we refer to as Funded Research and Development. We enter into development agreements with the goal of successfully developing a customer product and then winning the production orders for such products once design is complete and tested. These development programs can take several years. The funded development process typically adds to Kopin’s knowledge base and expertise, putting us in a better position for future business. The development arrangements typically have various milestones we are required to achieve in order to be reimbursed for our efforts. These arrangements are normally fixed price and may be cancelled by the customer on short notice. We also believe that the technologies developed for the U.S. defense industry can eventually be used in commercial and enterprise applications and then consumer applications.

Sales to significant non-affiliated customers for fiscal years 2020, 2019 and 2018, as a percentage of total revenues, was as follows:

	Sales as a Percent of Total Revenue
	Fiscal Year
	2020	2019	2018
Customer
Defense Customers in Total	50%	30%	36%
General Dynamics	*	*	11%
DRS Network & Imaging Systems, LLC	35%	17%	*
Collins Aerospace	27%	*	20%
RealWear, Inc.	*	20%	*
Funded Research and Development Contracts	25%	17%	20%

Note: The symbol “*” indicates that sales to that customer were less than 10% of the Company’s total revenues. The caption “Defense Customers in Total” excludes research and development contracts.

Our fiscal year ends on the last Saturday in December. The fiscal years ended December 26, 2020, December 28, 2019, and December 29, 2018 are referred to herein as fiscal years 2020, 2019 and 2018, respectively.

Defense Industry Overview

The introduction and wide acceptance of the smartphone has generated advances in many technologies including smaller and cheaper electronic components, voice search engines and wireless 4G and 5G networks. Smartphone adoption has also been the catalyst for the development of software for a wide-range of applications. Leveraging off of these new technologies and the growth of cloud computing, a new category of emerging AR and VR markets are starting to develop. These AR technologies are being used by the military to provide personnel with enhanced situational awareness by overlaying digital imaging over the real-world scene. These technologies can also be used for hundreds of different applications by enterprise workers, public safety officials and consumers, bringing ever-increasing productivity, fun and convenience.

We believe that defense, industrial and consumer companies are looking at AR and VR as new applications and computing platforms. In addition, wireless network companies are encouraging the development of more products and applications that utilize their network capacity and other companies are developing products that provide continuous access to digital content. In order for these markets to develop and grow, advances and investment in display technology, optics, application software, and wireless communications systems with greater bandwidth such as 5G networks will be necessary. These advances in Display technologies must increase performance but at the same time the cost of displays must decrease.

Our Solution

Kopin Technology

Kopin technology includes components, subassemblies, and head-worn and hand-held system reference designs. The components we offer for sale primarily consist of our small form factor AMLCD, LCOS and OLED displays and optical lenses. Our components are used in our customers’ products, such as headsets for field service personnel, medical professionals or drone racing viewers. We also offer backlights and ASIC’s that work with our AMLCD displays. The subassemblies we offer combine one or two of our displays, backlight, ASIC, complex optics, and electronics in an assembly that is then included in a larger system, for example a weapon sight or a targeting system in an armored vehicle.

Display Products

Small form factor displays used in near-eye applications are widely used in defense in many applications such as thermal weapon sights, avionic helmets and training and simulation systems. Small form factor near-eye displays currently have more limited use in industrial products such as wearable headsets that allow user to view data, schematics and videos to enable them to perform production or repairs. In addition, we believe small form factor near-eye display are well suited for AR and VR consumer markets and will be a critical component in the development of these markets, which we believe will grow in the coming years. We believe our small form factor displays have certain advantages with respect to small size, resolution, brightness and low power consumption that are advantageous for product design and usage.

There are several micro display technologies commercially available including transmissive, reflective and emissive. Our principal display products are miniature high-density color or monochrome AMLCDs that range from approximately 428 x 240 resolution to 2048 x 2048 resolution and are sold in either a transmissive or reflective format. We are developing emissive OLED displays with a resolution of 1280 x 720 (“720p”), 2048 x 2048 (“2K”), 1280 x 960 (“QVGA”) and 2560 x 2560 (“2.6K”). We sell our displays individually or in combination with our other components assembled in a unit. For example, we offer a display as a product, a module product unit that includes a single display, backlight and optics in a plastic housing, a binocular display module product that includes two displays, backlights and optics in a plastic housing, and a Higher-Level Assembly (“HLA”) that contains a display, light emitting diode based illumination, optics, and electronics in a sealed housing, primarily for defense applications.

Our transmissive display products, which we refer to as CyberDisplay® products, utilize high quality, single-crystal-on-silicon, which is the same high-quality silicon used in conventional integrated circuits. This single-crystal-silicon is not grown on glass; rather, it is first formed on a silicon wafer and patterned into an integrated circuit (including the active matrix, driver circuitry and other logic circuits) at an integrated circuit foundry. These processes enable the manufacture of miniature active matrix circuits, that are comparable to higher resolution displays relative to passive and other active matrix displays that are fabricated on glass. Our foundry partners fabricate integrated circuits using our proprietary back plane designs for our CyberDisplay displays in their foundries in Taiwan. The fabricated wafers are then returned to our facilities, where we lift the integrated circuits off the silicon wafers and transfer them to glass using our proprietary Wafer Engineering technology. The transferred integrated circuits are then processed, packaged with liquid crystal and assembled into display panels at our Display Manufacturing Center in Westborough, Massachusetts.

Our proprietary technology enables the production of transparent circuits on a transparent substrate, in contrast to conventional silicon circuits, which are on an opaque substrate. Our CyberDisplay products’ imaging properties are a result of the inclusion of a liquid crystal layer between the active matrix integrated circuit glass and the transparent cover glass. We believe our manufacturing process offers several advantages over conventional active matrix LCD manufacturing approaches, including:

●	Greater miniaturization;
●	Higher pixel density;
●	Lower power consumption; and
●	Higher brightness.

The color CyberDisplay products generate colors by using color filters with a white backlight. Color filter technology is a process in which display pixels are patterned with materials, which selectively absorb or transmit the red, green or blue colors of light.

Our reflective LCOS display products are miniature high density, dual mode color sequential/monochrome reflective microdisplays with resolutions which range from approximately 1280 x 768 pixels (“WXGA”) resolution to 2K x 2K resolution. These displays are manufactured by our FDD subsidiary in Scotland. Our reflective displays are based on a proprietary, high-speed, ferroelectric liquid crystal on silicon (“FLCOS”) platform. Our digital software and logic-based drive electronics combined with the very fast switching binary liquid crystal enables our microdisplay to process images purely digitally and create red, green and blue gray scale in the time domain. This architecture has major advantages in visual performance over other liquid crystal, organic light-emitting diode and microelectromechanical systems-based technologies: precisely controlled full color or monochrome gray scale is achieved on a matrix of undivided high fill factor pixels, motion artifacts are reduced to an insignificant level and there are no sub-pixels, no moving mirrors and no analog conversions to detract from the quality of the image.

The FLCOS device is comprised of two substrates. The first is a pixelated silicon-based CMOS substrate which is manufactured by our foundry partner based our proprietary back plane design using conventional silicon integrated circuit lithography processes. The silicon substrate forms the display’s backplane, serving as both the active matrix to drive individual pixels and as a reflective mirror. The second substrate is a front glass plate. Between the backplane and the front glass substrate is a ferroelectric liquid crystal material which, when switched, enables the incoming illumination to be modulated.

Our OLED technology has the ability to emit light when electrical current flows through its electroluminescent layers as opposed to our AMLCD which requires a separate light source. Our OLED microdisplays have a top-emitting structure built on opaque silicon integrated circuits rather than on glass. An OLED display typically has a wider viewing angle than an AMLCD. Light from an OLED appears fairly evenly distributed in the forward directions and so a slight movement of the eye does not perceive the change in the image brightness or color. OLED displays can also have a much higher contrast ratio than AMLCDs, which is desirable for some user applications.

Kopin is aiming at disrupting the OLED microdisplay industry with a new fabless, scalable business model. We believe the partitioning of the OLED manufacturing into multiple parties, each focusing on their core competencies, can make a huge difference in the OLED microdisplay performance and supply chain, while reducing the capital cost and overhead costs of entering this business. Making OLED microdisplays consists of three major steps: designing backplane circuits, processing silicon wafers to generate backplane wafers, and deposition of OLED layers on silicon backplane wafers and packaging the displays. We believe backplane design is the most intellectual property-intensive area. Kopin has more than 20 patents granted or pending on the design of OLED backplanes to get low power consumption, high frame rates and more uniform display images. Kopin has established close relationships with multiple silicon foundries to produce the OLED backplane wafers. We believe Kopin’s Lightning® backplane technology and the emergence of high-volume OLED manufacturing facilities can reduce the cost to manufacture OLED displays thereby expanding the applications for OLED microdisplays.

Our proprietary technology in OLED microdisplays lies mainly in the design of the integrated circuits or “back plane” upon which OLED microdisplays are built. The back plane drives the performance of the display.

Two of the biggest challenges for the OLED microdisplay for AR and VR applications is low brightness and short lifetime. Kopin is working to solve both of these issues with a double OLED stack approach. We believe most OLED microdisplays commercially available in volume to-date have been made with a single-stack OLED structure, namely consisting of a one junction organic diode structure. A duo-stack OLED consists of two OLED structures connected in series so that carriers (electrons-holes) pass through the duo-stack OLED and generate photons twice, instead of once in the case of a single-stack OLED structure. This structure enables higher brightness without a commensurate increase in power and without the longevity (burn-in) issues which have plagued previous high-brightness single-stack OLED displays. In addition, we believe Kopin’s proprietary ColorMax ™ technology provides an accurate and wide color spectrum without the color mixing that has previously prevented duo-stack OLED structures from rendering accurate color. In addition, we have a proprietary embedded anode structure within the back plane design which we believe will make the design integration of our display in a finished product less complicated for product designers. We call this technology Display on a Chip (DoC). We believe our patent-pending backplane technologies can provide far superior performance compared to other OLED product in the market in terms of brightness, power consumption, longevity and color accuracy and we believe these features will improve further as our technology matures.

We have engaged foundry services for the fabrication of the Lightning OLED back plane wafers. Our model is to sell these wafers to deposition foundries that deposit the organic material on the backplane and manufacture the displays. The deposition foundries will either sell the displays to their customer or to us for resale to our customers. We believe this outsourcing model allows us to leverage our underlying back plane intellectual property as well as the existing infrastructure to obtain lower cost manufacturing and avail ourselves of manufacturing technology improvements as they occur.

Currently Kopin has two OLED microdisplays on the market: a 2K x 2K display with 2048 x 2048 resolution in a 0.99” diagonal size, which is aimed at VR and Mixed Reality (MR) applications; and a 720p display with 1280 x 720 resolution in a 0.49” diagonal size, which is aimed at AR applications. Kopin has also demonstrated a QVGA display with 1280 x 960 resolution in a 0.5” diagonal size, which is aimed at electronic viewfinder (EVF) and AR applications, and a 2.6K x 2.6K display with 2560 x 2560 resolution in a 1.3” diagonal size. Our OLED microdisplay has a combo C-PHY/D-PHY Mobile Industry Processor Interface (MIPI) and display stream compression DSC) to allow 120 Hz operation at the full resolution. This display is designed for high-end VR and content streaming applications.

Kopin is also exploring the development of MicroLED microdisplays which offer the possibility of high brightness, wide viewing angle, excellent contrast and low cost. Kopin is working with other partners to explore the potential benefits and implementation of the technology. If Kopin is successful in developing prototypes, then high volume manufacturing process development will be required including the development of equipment.

By offering transmissive, reflective and emissive microdisplay technologies today and working with potential customers for MicroLEDs in the future, we believe we can uniquely support whichever technology is best suited for a given application. Transmissive and reflective AMLCDs are typically used in bright light conditions as their brightness can be modulated over a wide range by controlling the backlight operation. OLED displays currently have less brightness range but offer superior contrast and response time characteristics and therefore are better suited in an immersive products environment that blocks out ambient light.

Optical Lenses and Backlights

We offer a variety of optical lenses some of which we have developed internally and others for which we license the rights to sell. We also offer a variety of backlights, some of which we have developed internally and some of which are “off-the-shelf” components. The lenses come in a variety of sizes with the smallest being our Pupil, followed by our Pearl and Pancake lenses. The different sizes of lenses give us and our customers design flexibility when creating headset systems. There is a trade-off between the lens size and the size of the perceived image to the viewer. For example, a Pearl lens will provide the viewer with an image approximately equivalent to what the viewer would see looking directly at a smartphone, whereas a Pancake lens will provide the viewer with an immersive experience. We use third parties to manufacture these lenses.

Headset Systems

We license an industrial headset reference design which is a complete head-worn computer that connects to the Internet wirelessly and includes an optical pod with one of our display products, a microprocessor, battery, camera, memory and various commercially available software packages that we license. We also licensed an industrial headset reference design which is a device that attaches to a pair of safety glasses, includes an optical pod with one of our display products and a camera and is operated primarily through the use of voice. The display module or optical pod allows users to view the information such as maintenance diagrams and instruction sets, Internet data, emails, text messages, maps or other data at a “normal” size because of our specialized optics. Our industrial headsets provide the capability of viewing technical diagrams, by enabling the user to zoom in to see finer details or zoom out to see a larger perspective.

Strategy

Our product strategy is to enter into funded development programs with U.S. defense prime contractors to invent, develop, manufacture and sell (or license) leading-edge critical technology and microdisplay components and subassemblies that will be used in rugged environments. We intend to use the know-how gained and technology developed from these defense development programs and products to create products that can be used in industrial, enterprise, medical and ultimately consumer applications. The products we develop typically include a microdisplay, optics, and an ASIC in a sealed housing. The products we make for the defense market must be able to withstand the extreme shock and vibration experienced in weapons fire. Accordingly, our intellectual property includes not just microdisplays but a broad range of optics and our know-how includes the ability to manufacture products that can withstand extreme environments. The critical elements of our strategy include:

●	Broad Portfolio of Intellectual Property. We believe that our extensive portfolio of patents, trade secrets and non-patented know-how provides us with a competitive advantage in our markets and we have been accumulating, a significant patent and know-how portfolio either by internal efforts or through acquisition. We own, exclusively license or have the exclusive right to sublicense approximately 200 patents and patent applications issued and/or pending worldwide. An important piece of our strategy is to continue to accumulate valuable patented and non-patented technical know-how relating to our microdisplays, including back plane design, and other critical technologies for advanced wearable systems such as optics and drive electronics.

●	Maintain Our Technological Leadership in Defense and Industrial Markets. We are a recognized leader in the design, development and manufacture of high resolution microdisplay components and subassemblies for defense and industrial applications. We believe our ability to continue to develop components and subassemblies for defense applications enhances our opportunity to grow within our other non-defense targeted markets such as industrial, medical and eventually AR and VR consumer markets. We perform research and development contracts for U.S. government agencies and prime contractors of the U.S government. Under these contracts, the U.S. Government funds all or a portion of our efforts to develop next-generation microdisplay related technologies and products for aviation systems such as pilot helmets, soldier centric systems such as weapon sights, training and simulation systems and defense armored vehicles. This enables us to supplement our internal research and development budget with additional funding and adds to our expertise in technology, products and systems.

●	Understand Our Customer Needs. We believe our system know-how, be it a defense, industrial or consumer system is a compelling reason why customers choose Kopin as their supplier. Unlike many of our competitors we offer a range of display technologies, optics, backlights, and ASICs as either an individual component or in a system. We believe this enables us to provide superior technology solutions for our customer’s needs. Additionally, our human-factors and system understanding enables us to offer our customers valuable engineering services to solve their issues and reduce time to market for their products.

●	Internally Manufactured Products and Use of Third Party Manufacturing. We design and manufacture our transmissive and reflective display products in facilities that we lease and manage. However, the initial manufacturing steps fabricating the silicon wafers are performed at capital-intensive Taiwan foundries. With OLED displays, which we design, we similarly use silicon wafer foundries to produce our back planes, and we also use OLED deposition foundries to perform the OLED deposition steps for our displays. The use of these third-party foundries reduces our investments in plant and equipment and working capital for new products and enables us to update designs as technology and manufacturing trends change.

Markets and Customers

Our business model is to primarily generate product revenues by selling display components and subassemblies to customers who offer defense, industrial or consumer products and to a lesser extent license our system designs and know-how. We also enter into development contracts from customers to either design custom products for them or help them integrate our technology into their products (Funded Research and Development).

We currently sell our display products to our customers in various configuration including but not limited to a single display component, a module that includes a display, optic, backlight and focus mechanism and electronics, a binocular display module that includes two displays, lenses, and backlights, and as HLAs for defense customers. A HLA is similar to a module but includes additional components such as an eye cup specific to a defense application.

We have sold our AMLCD products to Collins Aerospace, Elbit, and DRS RSTA Inc. for use in defense applications, to Vuzix, and RealWear for enterprise wearable products, and to Scott Safety for public safety applications. We have sold our LCOS display products to Saki, Jutze and Mirtec for use in 3D metrology equipment. Our revenues from our OLED displays have primarily been from development contracts with customers that are designing our displays into their products.

In order for our AMLCD display products to function properly in their intended applications, ASICs and backlights are generally required. Several companies have designed ASICs to work with our display products and our customers can procure these chip sets directly from the manufacturer or through us.

For fiscal years 2020, 2019 and 2018, sales to defense customers, excluding research and development contracts, as a percentage of total revenue were 50%, 30% and 36%, respectively. For fiscal year 2020, Collins Aerospace and DRS Network & Imaging Systems LLC each accounted for approximately 27% and 35% of our revenue, respectively.

For fiscal years 2020, 2019 and 2018, research and development revenues, primarily from multiple contracts with various prime contractors of U.S. government agencies, accounted for approximately 25%, 17% and 20%, respectively, of our total revenues.

Product Development

We believe that continued introduction of new products in our target markets is essential to our growth. Our industrial and consumer products tend to have one to three-year life cycles. We have assembled a group of highly skilled engineers who work internally as well as with our customers to continue our product development efforts. Our primary development efforts are focused on AMLCD display subassemblies for defense and industrial applications and OLED display components for defense, industrial and consumer applications. In 2019 we commenced MicroLED display development and we are evaluating the commercial viability of MicroLED display products.

Component Products and Subassemblies

The pixel size of our current AMLCD transmissive display products ranges from 6.8 to 15 microns. These pixel sizes are much smaller than a pixel size of approximately 100 microns in a typical laptop computer display. The resolutions of our current commercially available AMLCD display products are 320 x 240, 432 x 240, 640 x 360, 640 x 480, 854 x 480, 800 x 600, 1,280 x 720 and 1,280 x 1,024 pixels. The pixel size of our current reflective display products ranges from 8.2 to 13.6 microns. The resolutions of our current commercially available reflective display products are 1,280 x 768, 1,280 x 1,024, 2,048 x 1,536, 2,048 x 2,048 and 2,560 x 1,440 pixels.

Our AMLCD display product development efforts are primarily focused on improving performance and reducing the manufacturing costs. We are continually evaluating our display manufacturing process in order to reduce cost. Our defense products include subassemblies and our advanced subassemblies are referred to as HLAs. The HLA may include a display, multiple optical lenses in a hermetically sealed housing. The HLAs are made to very exact tolerances which require Kopin to manage its supply chain in order to procure raw materials that meet specification while enabling Kopin to achieve high yields.

The pixel size of our current OLED displays range from 7.8 to 9.2 microns with resolutions of 1,280 x 720, 2,048 x 2,048 and 2,560 x 2,560. We have only recently commenced OLED display developments and therefore our OLED products are much less mature than our AMLCD products. Accordingly, our current development efforts include expanding the resolutions offered, increasing the quantity of display active matrix pixel arrays processed on each wafer by further reducing the display size, increasing the light throughput of our pixels, increasing manufacturing yields, and increasing the functionality of our OLED products.

We offer components such as our optical lenses, backlights and ASICs, manufactured to our specifications, which we then buy and resell. The components which are made to order include either intellectual property we developed or that we license from third parties.

Funded Research and Development

We have entered into various development contracts with agencies and prime contractors of the U.S. government and commercial customers. These contracts help support the continued development of our core technologies. We intend to continue to pursue development contracts for applications that relate to our defense and commercial product applications. Our contracts contain certain milestones relating to technology development and may be terminated prior to completion of funding. Our funded development projects often lead to a product or component supply agreement. Our policy is to retain our proprietary rights with respect to the principal commercial applications of our technology, however, we are not always able to retain our proprietary rights. To the extent technology development has been funded by a U.S. federal agency, under applicable U.S. federal laws the federal agency that provided the funding has the right to obtain a non-exclusive, non-transferable, irrevocable, fully paid license to practice or have practiced this technology for governmental use. In addition we may be required to negotiate intellectual property rights with our defense prime contractors. For our commercial development agreements customers often obtain exclusive rights to a particular display or technology that is developed either permanently or for some period of time. Revenues attributable to research and development contracts for fiscal years 2020, 2019 and 2018 totaled $10.1 million, $5.0 million and $5.3 million, respectively.

Competition

The general commercial display market is highly competitive and is currently dominated by large Asian-based electronics companies including AUO, BOE Technology Group, Himax, LG Display, Samsung, Sharp and Sony. In additional, several companies focus on microdisplays including eMAGIN, Himax, MicroOLED, Olightek, BOE Technology, Seeya, Seiko Epson and Sony. The display market consists of multiple segments, each focusing on different end-user applications applying different technologies. Competition in the display field is based on price and performance characteristics, product quality, size and the ability to deliver products in a timely fashion. The success of our display product offerings will also depend upon the adoption of our display products by consumers as an alternative to other active matrix LCDs or OLEDs and upon our ability to compete against other types of well-established display products and new emerging display products. Particularly significant is a consumer’s willingness to use a near eye display device, as opposed to a direct view display that may be viewed from a distance of several inches to several feet. Assuming a user is willing to use a near eye display device, companies such as Samsung and Oculus are offering near eye virtual reality headset products that use large display panels on glass to provide the image as opposed to using microdisplays. Displays on glass typically have lower resolution than our products but are lower in cost on a per square inch basis. We cannot be certain that we will be able to compete against these companies and technologies, or that consumers will accept the use of such eyewear in general or our customer’s product form-factor specifically.

There are also a number of AMLCD, LCOS, OLED, MicroLED and alternative display technologies in development and production. There are many large and small companies that manufacture or have in development products based on these technologies. We out-source the manufacturing of our OLED displays to Chinese foundries. We expect these foundries to offer their own products. Our display products will compete with other displays utilizing these and other competing display technologies.

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

Government Regulations

Our business is subject to extensive regulation in the industries we serve. We deal with numerous U.S. government agencies and entities, including but not limited to branches of the DoD.

U.S. defense contractors are among our largest customers, representing a substantial majority of our total revenues. The U.S. government may terminate a contract with us or our customers either “for convenience” (for instance, due to a change in its perceived needs) or if we default due to our failure or the failure of a general or subcontractor to perform under the contract. If the federal government terminates a contract with one of our customers, our contract with our customers generally would entitle us to recover only our incurred or committed costs, settlement expenses and possibly profit on the work completed prior to termination. However, under certain circumstances, our recovery costs upon termination for convenience of such a contract may be limited. If terminated by the government as a result of our default, we could be liable for payments made to us for undelivered goods or services, additional costs the government incurs in acquiring undelivered goods or services from another source and any other damages it suffers.

In addition, we are subject to a variety of federal, state and local governmental regulations including the use, storage, discharge and disposal of toxic, volatile or otherwise hazardous chemicals used in our manufacturing process. The failure to comply with present or future regulations could result in fines being imposed on us, suspension of production or cessation of operations. Any failure on our part to control the use of, or adequately restrict the discharge of, hazardous substances, or otherwise comply with environmental regulations, could subject us to significant future liabilities. We also cannot be certain that past use or disposal of environmentally sensitive materials in conformity with then existing environmental laws and regulations will protect us from required remediation or other liabilities under current or future environmental laws or regulations. Certain chemicals we import are subject to regulation by the U.S. government. If we or our suppliers do not comply with applicable laws, we could be subject to adverse government actions and may not be able to import critical supplies.

We are also subject to federal International Traffic in Arms Regulations (“ITAR”) laws which regulate the protection (Cybersecurity) and export of technical data and export of products to other nations which may use such data or products for defense purposes. The failure to comply with present or future regulations could result in fines being imposed on us, suspension of production, or a cessation of operations. Any failure on our part to obtain any required licenses for the export of technical data and/or export of our products or to otherwise comply with ITAR, could subject us to significant future liabilities.

We are also subject to federal importation laws which regulate the importation of raw materials and equipment from other nations which are used in our products. The failure to comply with present or future regulations could result in fines being imposed on us, suspension of production, or a cessation of operations.

Investments in Related Businesses

On September 30, 2019 we entered into an Asset Purchase Agreement (the “Solos Purchase Agreement”) with Solos Technology Limited (“Solos Technology”), pursuant to which we sold and licensed certain assets of our Solos (“Solos”) product line and Whisper Audio (“Whisper”) technology. As consideration for the transaction we received 1,172,000 common shares representing a 20.0% equity stake in the Solos Technology’s parent company, Solos Incorporation (“Solos Inc”). Our 20.0% equity stake will be maintained until Solos Inc. has raised a total of $7.5 million in equity financing after which we will have to participate in future equity offerings or have our ownership percentage decline.

We acquired an equity interest in Lenovo New Vision in the first quarter of 2018 for $1.0 million and the Company also contributed certain intellectual property. As of December 26, 2020, we own an 11% interest in this investment and the carrying value of our investment is $3.8 million.

We own 100% of the outstanding common stock of NVIS and FDD and 80% of the outstanding common stock of e-MDT America (“eMDT”) and we consolidate each of their financial results within our consolidated financial statements.

We terminated operations of our subsidiary, Kopin Software Ltd., in Q3 2019 and are in the process of liquidating it.

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

Employees

As of December 26, 2020, our consolidated business employed 160 individuals. Of these employees, eight hold Ph.D. degrees in Material Science, Electrical Engineering or Physics. Our management and professional employees have significant prior experience in semiconductor materials, device transistor and display processing, manufacturing and other related technologies. Our employees are located in the U.S., Europe and Asia and the laws regarding employee relationships are different by jurisdiction. None of our employees are covered by a collective bargaining agreement. We consider relations with our employees to be good.

Sources and Availability of Raw Materials and Components

We rely on third party independent contractors for certain integrated circuit chip sets, backlights and other critical raw materials such as special glasses, wafers and chemicals. In addition, our CyberDisplay subassemblies, HLAs, binocular display modules, and other modules include lenses, backlights, printed circuit boards and other components that we purchase from third-party suppliers. Some of these third-party contractors and suppliers are small companies with limited financial resources. In addition, our defense customers typically buy a small number of units which prevents us from qualifying and buying components economically from multiple vendors. As a result, we are highly dependent on a select number of third-party contractors and suppliers.

Availability Information

We make available free of charge through our website, www.kopin.com, our Annual Reports on Form 10-K and other reports that we file or furnish with the SEC as soon as reasonably practicable after they are filed or furnished, as well as certain of our corporate governance policies, including the charters for the Board of Directors’ audit, compensation and nominating and corporate governance committees and our code of ethics, corporate governance guidelines and whistleblower policy. We will also provide to any person without charge, upon request, a copy of any of the foregoing materials. Any such request must be made in writing to us, c/o Investor Relations, Kopin Corporation, 125 North Drive, Westborough, MA, 01581.

Item 1A.	Risk Factors

Our business and financial results are subject to a number of risks and uncertainties, including those set forth below. Additional risks and uncertainties that are not currently known to us or that we currently do not believe to be material may also negatively affect our business and financial results.

We have experienced a history of losses, have a significant accumulated deficit, have had negative cash flow from operating activities in fiscal years 2020, 2019, and 2018, and expect to have negative cash flow from operating activities in fiscal year 2021. Since inception, we have incurred significant net operating losses. As of December 26, 2020, we had an accumulated deficit of $305.6 million. At December 26, 2020 and December 28, 2019, we had $20.7 million and $21.8 million of cash and cash equivalents and marketable securities, respectively. For the years 2020 and 2019, net cash used in operating activities was $4.4 million and $21.0 million, respectively. The decline in our cash and cash equivalents and marketable securities is primarily a result of funding our operating losses, of which a significant component is our investments in research and development and professional fees, partially offset by the sale of our common stock. We plan to continue to invest in research and development even during periods when we are not profitable, which may result in our incurring losses from operations and negative cash flow. If we do not soon achieve and maintain positive cash flow and profitability, our financial condition will ultimately be materially and adversely affected, and we will be required to raise additional capital. We may not be able to raise any necessary capital on commercially reasonable terms or at all. If we fail to achieve or maintain profitability on a quarterly or annual basis within the timeframe expected by investors, the market price of our common stock may decline.

The widespread outbreak of an illness or any other communicable disease, or any other public health crisis, including the COVID-19 pandemic, could adversely affect our business, results of operations and financial condition. The COVID-19 pandemic has negatively affected the global and national economy, disrupted global supply chains, and created significant volatility in and disruption of financial markets. The extent of the impact of the COVID-19 pandemic on our operational and financial performance, including the ability to execute business strategies and initiatives in the expected time frame, will depend on future developments, including the duration and spread of the pandemic and related restrictions on travel and transportation, all of which are uncertain and cannot be predicted at this time. An extended period of global supply chain and economic disruption could materially affect our business, results of operations, financial condition, and access to sources of liquidity.

We generally do not have long-term contracts with our customers, which makes forecasting our revenues and operating results difficult. We generally do not enter into long-term agreements with our customers obligating them to purchase our products. Our business is characterized by short-term purchase orders with shipment schedules within one year and we generally permit orders to be canceled or rescheduled before shipment without significant penalty. As a result, our customers may cease purchasing our products at any time, which makes forecasting our revenues difficult. In addition, due to the absence of substantial non-cancelable backlog, we typically plan our production and inventory levels based on internal forecasts of customer demand, which are highly unpredictable and can fluctuate substantially. The uncertainty of product orders makes it difficult for us to forecast our sales and allocate our resources in a manner consistent with our actual sales. Moreover, our expense levels and the amounts we invest in capital equipment and new product development costs are based in part on our expectations of future sales and, if our expectations regarding future sales are inaccurate, we may be unable to reduce costs in a timely manner to adjust for sales shortfalls. If we fail to accurately forecast our revenues and operating results, our business may not be successful, and the price of our common stock may decline. As a result of these and other factors, investors should not rely on our revenues and our operating results for any one quarter or year as an indication of our future revenues or operating results. If our quarterly revenues or results of operations fall below expectations of investors or public market analysts, the price of our common stock could fall substantially.

Fluctuations in operating results make financial forecasting difficult and could adversely affect the price of our common stock. Our quarterly and annual revenues and operating results may fluctuate significantly for numerous reasons, including:

●	The timing of the initial selection of our display products as components in our customers’ new products;
●	Availability of interface electronics for our display products;

●	Competitive pressures on selling prices of our products;
●	The timing and cancellation of customer orders;
●	Our ability to introduce new products and technologies on a timely basis;
●	Our ability to successfully reduce costs;
●	The cancellation of U.S. government contracts; and
●	Our ability to secure agreements from our major customers for the purchase of our products.

As a result of these and other factors, investors should not rely on our revenues and our operating results for any one quarter or year as an indication of our future revenues or operating results. If our quarterly revenues or results of operations fall below expectations of investors or public market analysts, the price of our common stock could fall substantially.

Our revenues and cash flows could be negatively affected if sales of our Display products for defense applications significantly decline or the current defense development programs are either cancelled or ultimately do not result in future product sales. The sale of our display products to the military for use in thermal weapon sights and avionic helmets have been a primary source of our defense revenues and cash flows over the last several years. We currently are designed in the Family Weapon Sight (“FWS”) Individual program and the Joint Strike Fighter (F-35) jet fighter. We are in development and qualification in additional defense programs related to avionic helmets, armored vehicles and soldier rifle scopes. Our ability to generate revenues and cash flow from sales to the U.S. military depends on our Display products remaining qualified in the F-35 Strike Fighter, FWS and other U.S. defense programs and on the U.S. government/military funding these programs. Our ability to generate revenues and cash flows also depends on the products we are developing and qualifying for other U.S. military programs being successfully qualified and the U.S. government/military funding these programs. We may not be awarded contracts for the systems we are in qualification for, and for the systems we are qualified for we may only be awarded a portion of the program as the U.S. military looks to have multiple sources when possible. In addition, the government could postpone or cancel these programs. We believe the U.S. defense is evaluating alternative display technologies for the F-35 Strike Fighter program. Our ability to generate revenues and cash flow from sales to the U.S. military also depends on winning contracts over our competitors. If we are unable to be qualified into new U.S. defense programs, remain qualified in existing programs, or win orders against our competition, or if defense programs are not funded, then our ability to generate revenues and achieve profitability and positive cash flow will be negatively impacted.

Our customers who purchase display products for defense applications typically incorporate our products into their products, which are sold to the U.S. government under contracts. U.S. government contracts generally are not fully funded at inception and may be terminated or modified prior to completion, which could adversely affect our business. Congress funds the vast majority of the federal budget on an annual basis, and Congress often does not provide agencies with all the money requested in their budget. Many of our customers’ contracts cover multiple years and, as such, are not fully funded at contract award. If Congress or a U.S. government agency chooses to spend money on other programs, our customers’ contracts may be terminated for convenience. Federal laws, collectively called the Anti-Deficiency Act, prohibit involving the government in any obligation to pay money before funds have been appropriated for that purpose, unless otherwise allowed by law. Therefore, the Anti-Deficiency Act indirectly regulates how agencies awards our contracts and pays our invoices. Federal government contracts generally contain provisions that provide the federal government rights and remedies not typically found in commercial contracts, including provisions permitting the federal government to, among other things: terminate our existing contracts; modify some of the terms and conditions in our existing contracts; subject the award to protest or challenge by competitors; suspend work under existing multiple year contracts and related delivery orders; and claim rights in technologies and systems invented, developed or produced by us.

The federal government may terminate a contract with us or our customers either “for convenience” (for instance, due to a change in its perceived needs) or if we default due to our failure or the failure of a general or subcontractor to perform under the contract. If the federal government terminates a contract with one of our customers, our contract with our customers generally would entitle us to recover only our incurred or committed costs, settlement expenses and possibly profit on the work completed prior to termination. However, under certain circumstances, our recovery costs upon termination for convenience of such a contract may be limited. As is common with government contractors, we have experienced occasional performance issues under some of our contracts. We have received Stop Work Orders wherein work is suspended pending a review of the program. We may in the future receive show-cause or cure notices under contracts that, if not addressed to the federal government’s satisfaction, could give the government the right to terminate those contracts for default or to cease procuring our services under those contracts.

In addition, U.S. government contracts and subcontracts typically involve long purchase and payment cycles, competitive bidding, qualification requirements, delays or changes in funding, extensive specification and performance requirements, price negotiations and milestone requirements. Each U.S. government agency often also maintains its own rules and regulations with which we must comply, and which can vary significantly among agencies.

Most of our defense sales are on a fixed-price basis, which could subject us to losses if there are cost overruns. Under a fixed-price contract, we receive only the amount indicated in the contract, regardless of the actual cost to produce the goods. While firm fixed-price contracts allow us to benefit from potential cost savings, they also expose us to the risk of cost overruns. If the initial estimates that we use to calculate the sales price and the cost to perform the work prove to be incorrect, we could incur losses. We have had situations where we have underestimated the cost of a program and incurred losses on fulfilling the contract. In addition, some of our contracts have specific provisions relating to cost, scheduling, and performance. If we fail to meet the terms specified in those contracts, then our cost to perform the work could increase, which would adversely affect our financial position and results of operations. Some of the contracts we bid on have Indefinite Delivery, Indefinite Quantity (“IDIQ”) provisions. This means we are bidding a fixed price but are not assured of the quantity the government will buy or when it will buy during the term of the contract. This means we are exposed to the risk of price increases for labor, overhead and raw materials during the term of the contract. We may incur losses on fixed-price and IDIQ contracts that we had expected to be profitable, or such contracts may be less profitable than expected, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

We recognize revenue for our defense contracts and some commercial contracts based on percentage of completion which require significant management judgement and errors in our judgement could result in our revenue being overstated or understated and the profits or loss reported could be subject to adjustment. For certain contracts with the U.S. government, the Company recognizes revenue over time as we perform because of continuous transfer of control to the customer and the lack of an alternative use for the product. The continuous transfer of control to the customer is supported by liability clauses in the contract that allow the U.S. government to unilaterally terminate the contract for convenience, pay us for costs incurred plus a reasonable profit and take control of any work in process. Contracts with commercial customers may have a similar liability clause. In situations where control transfers over time, revenue is recognized based on the extent of progress towards completion of the performance obligation. We generally use the cost-to-cost approach to measure the extent of progress towards completion of the performance obligation for our contracts. Under the cost-to-cost measure approach, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Revenues are recorded proportionally as costs are incurred. Accounting for design, development and production contracts requires judgment relative to assessing risks, estimating contract revenues and costs and making assumptions for schedule and technical issues. Due to the size and nature of the work required to be performed on many of our contracts, the estimation of total revenue and cost at completion is complicated and subject to many variables. Contract costs include material, labor and subcontracting costs, as well as an allocation of indirect costs. We have to make assumptions regarding the number of labor hours required to complete a task, the complexity of the work to be performed, the availability and cost of materials and performance by our subcontractors. For contract change orders, claims or similar items, we apply judgment in estimating the amounts and assessing the potential for realization. These amounts are only included in contract value when they can be reliably estimated, and realization is considered probable. If our estimate of total contract costs or our determination of whether the customer agrees that a milestone is achieved is incorrect, our revenue could be overstated or understated, and the profits or loss reported could be subject to adjustment. If our revenues and costs require adjustment our stock price could decline.

A decline in the U.S. government defense budget, changes in spending or budgetary priorities, a prolonged U.S. government shutdown or delays in contract awards may significantly and adversely affect our future revenues, cash flow and financial results. In recent years, U.S. government appropriations have been affected by larger U.S. government budgetary issues and related legislation. In 2011, Congress enacted the of Budget Control Act 2011 (“BCA”), which established specific limits on annual appropriations for fiscal years 2012-2021 and has since been amended a number of times, most recently by the Bipartisan Budget Act of 2019 (“BBA19”). As a result, Department of Defense (“DoD”) funding levels have fluctuated over this period and have been difficult to predict. Future spending levels are subject to a wide range of outcomes, depending on Congressional action. In addition, in recent years the U.S. government has been unable to complete its budget process before the end of its fiscal year, resulting in both a government shutdown and continuing resolutions to extend sufficient funds only for U.S. government agencies to continue operating. Most recently, the federal government was shut down due to lack of funding for over one month between late 2018 and early 2019. Additionally, the national debt has recently threatened to reach the statutory debt ceiling, and such an event in future years could result in the U.S. government defaulting on its debts.

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

Our ability to manufacture and distribute our Display products would be severely limited if the foundries that we rely on to manufacture integrated circuits for our Display products fail to provide those services. We depend principally on a Taiwanese foundry for the fabrication of integrated circuits for our display products. In addition, our strategy is to use Chinese foundries services for OLED deposition and processing of OLED displays. We have no long-term contracts with foundries and from time to time we have been put on allocation, which means the foundry will limit the number of wafers they will process for us. If foundries were to terminate their arrangement with us or become unable to provide the required capacity and quality on a timely basis, we may not be able to manufacture and ship our Display products or we may be forced to manufacture them in limited quantities until replacement foundry services can be obtained. Furthermore, we cannot assure that we would be able to establish alternative manufacturing and packaging relationships on acceptable terms.

Our reliance on these foundries involves certain risks, including but not limited to:

●	Lack of control over production capacity and delivery schedules;
●	Limited control over quality assurance, manufacturing yields and production costs;
●	The risks associated with international commerce, including unexpected changes in legal and regulatory requirements, changes in tariffs and trade policies and political and economic instability; and
●	Natural disasters such as earthquakes, tsunami, mudslides, drought, hurricanes and tornadoes.

Due to natural disasters such as earthquakes and typhoons that have occasionally occurred in Asia, many Taiwanese companies, including the Taiwanese foundry we use, have experienced related business interruptions. Our business could suffer significantly if any of the foundries we use have their operations disrupted for an extended period of time due to natural disaster, political unrest or financial instability.

We may be unable to adequately control purchase pricing of certain critical materials, which may materially adversely affect our sales or profitability. We have no long-term pricing contracts on foundry wafers and certain other materials that represent a significant portion of product bill of material costs. We cannot provide assurance against supplier price increases that negatively impact the cost of producing products, which may adversely affect sales or profitability. Finding and/or qualifying a more cost-effective replacement supplier may take significant time.

We depend on third parties to provide integrated circuit chip sets and critical raw materials and we periodically receive “end of life” notices from suppliers that they will no longer be providing a raw material. We do not manufacture the integrated circuit chip sets that are used to electronically interface between our display products and our customers’ products. Instead, we rely on third party independent contractors for these integrated circuit chip sets. We purchase critical raw materials such as special glasses, special silicon on insulator (“SOI”) wafers, light emitting diodes, adhesives, chemicals, lenses, backlights, printed circuit boards and other components from third party suppliers. Some of these third party contractors and suppliers are small companies with limited financial resources. In addition, relative to the commercial market, the military buys a small number of units, which prevents us from qualifying and buying components economically from multiple vendors. We periodically receive notices from suppliers of our critical raw materials regarding their plans to stop selling those raw materials. This requires us to identify another raw material and/or raw material supplier to replace the discontinued item/supplier, which would then require us to internally re-qualify the product with the new material as well as possibly re-qualify the product with our customer. If any of these third party contractors or suppliers were unable or unwilling to supply these integrated circuit chip sets or critical raw materials to us, whether for business or regulatory reasons, we would be unable to manufacture and sell our display products until a replacement material could be found. We may not be able to find a replacement material or if we are able to find a replacement material we may be unable to sell our products until they have been qualified both internally and with the customer. Lower volume purchases may make it uneconomical for some of our suppliers to provide the raw materials we need. We cannot assure that a replacement third party contractor or supplier could be found on reasonable terms or in a timely manner. Any interruption in our ability to manufacture and distribute our display products could cause our display business to be unsuccessful and the price of our common stock may decline.

Our investments in the development and sale of OLED microdisplays may not be successful which may materially adversely affect our sales, profitability and cash flow. We historically have sold products that incorporate our proprietary AMLCDs. We believe that for certain applications OLED microdisplays have performance advantages and we believe some customers have switched or will want to switch from AMCLDs to OLED microdisplays in the next two to three years. We are in the process of designing and developing OLED microdisplays. We expect to make significant monetary investments in the development of OLED microdisplays. Our plan is to outsource the production of the OLED microdisplays. We have little experience in production outsourcing. If we are unsuccessful in designing and developing OLED microdisplays or if we are unable to find cost-effective third party production partners our sales and profitability may be negatively affected.

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

If our information technology security systems were infiltrated and confidential and or proprietary information were taken, we could be subject to fines, lawsuits and loss of customers. Significantly larger organizations with much greater resources than us have been the victim of cybercrimes. We routinely receive emails probing our Internet security, and our Internet security systems have detected outside organizations attempting to install Trojan virus software packages in our systems. We rely on our electronic information systems to perform the routine transactions to run our business. We transact business over the Internet with customers, vendors and our subsidiaries and have implemented security measures to protect unauthorized access to this information. We have also implemented security policies that limit access via the Internet from the Company to the outside world based on the individual’s position in the Company. We routinely receive security patches from software providers for the software we use. Our primary concerns are inappropriate access to personnel information, information covered under the International Traffic in Arms Regulation, product designs and manufacturing information, financial information and our intellectual property, trade secrets and know-how.

We may not achieve some or all of the anticipated benefits of our equity investments. At December 26, 2020 we had equity investments in companies totaling $4.5 million, where we have limited, if any, control over their governance, financial reporting and operations. As a result, we face certain operating, financial and other risks relating to these investments, including risks related to the financial strength of the investments. We are required to periodically review the value of these investments for impairment. For example, in the fourth quarter of 2019, we reviewed the financial condition and other factors of RealWear and as a result, in the fourth quarter of 2019, we recorded an impairment charge of $5.2 million to reduce our investment in RealWear to zero. These investments may not contribute to our earnings or cash flows. In addition, these investments may be required to raise additional capital, which may result in our ownership percentage being decreased.

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

We may incur substantial costs in defending our intellectual property and may not be successful in protecting our intellectual property and proprietary rights. Our success depends in part on our ability to protect our intellectual property and proprietary rights. We have obtained certain domestic and foreign patents and we intend to continue to seek patents on our inventions when appropriate. We also attempt to protect our proprietary information with contractual arrangements and under trade secret laws. Our employees and consultants generally enter into agreements containing provisions with respect to confidentiality and the assignment of rights to us for inventions made by them while in our employ or consulting for us. These measures may not adequately protect our intellectual property or proprietary rights. Existing trade secret, trademark and copyright laws afford only limited protection and our patents could be invalidated, held to be unenforceable or circumvented. Moreover, the laws of certain foreign countries in which our products are or may be manufactured or sold may not provide full protection of our intellectual property rights. Misappropriation of our technology and the costs of defending our intellectual property rights from misappropriation could substantially impair our business. If we are unable to protect our intellectual property or proprietary rights, our business may not be successful, and the price of our common stock may decline.

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

If we fail to comply with complex procurement laws and regulations, we could lose business and be liable for various penalties or sanctions. We must comply with laws and regulations relating to the formation, administration and performance of federal government contracts. These laws and regulations affect how we conduct business with our federal government customers. In complying with these laws and regulations, we may incur additional costs, and non-compliance may result in fines and penalties, including contractual damages. Among the more significant laws and regulations affecting our business are:

●	The Federal Acquisition Regulation, which comprehensively regulates the formation, administration and performance of federal government contracts;
●	The Truth in Negotiations Act, which requires certification and disclosure of all cost and pricing data in connection with contract negotiations;
●	The Cost Accounting Standards and Cost Principles, which impose accounting requirements that govern our right to reimbursement under certain cost-based federal government contracts; and
●	Laws, regulations and executive orders restricting the use and dissemination of information classified for national security purposes and the export of certain products, services and technical data. We engage in international work falling under the jurisdiction of U.S. export control laws. Failure to comply with these control regimes can lead to severe penalties, both civil and criminal, and can include debarment from contracting with the U.S. government.

Our contracting agency customers may review our performance under and compliance with the terms of our federal government contracts. If a government review or investigation uncovers improper or illegal activities, we may be subject to civil or criminal penalties or administrative sanctions, including:

●	Termination of contracts;
●	Forfeiture of profits;

●	Cost associated with triggering of price reduction clauses;
●	Suspension of payments;
●	Fines; and
●	Suspension or debarment from doing business with federal government agencies.

Additionally, the False Claims Act provides for substantial civil penalties where, for example, a contractor presents a false or fraudulent claim to the government for payment or approval. Civil actions under the False Claims Act may be brought by the government or by other persons on behalf of the government (who may then share a portion of any recovery).

If we fail to comply with these laws and regulations, we may also suffer harm to our reputation, which could impair our ability to win awards of contracts in the future or receive renewals of existing contracts. If we are subject to civil or criminal penalties and administrative sanctions or suffer harm to our reputation, our current business, future prospects, financial condition or operating results could be materially harmed.

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

We may incur significant liabilities if we fail to comply with stringent environmental laws and regulations and the ITAR, or if we did not comply with these regulations in the past. We are subject to a variety of federal, state and local government regulations related to the use, storage, discharge and disposal of toxic or other hazardous chemicals used in our manufacturing process. We are also subject to federal ITAR laws that regulate the export of technical data and export of products to other nations that may use these products for defense purposes. The failure to comply with present or future regulations could result in fines, suspension of production, or a cessation of operations. Any failure on our part to control the use of, or adequately restrict the discharge of, hazardous substances, or otherwise comply with environmental regulations, could subject us to significant future liabilities. Any failure on our part to obtain any required licenses for the export of technical data and/or export of our products or to otherwise comply with ITAR, could subject us to significant future liabilities. In addition, we cannot be certain that we have not violated applicable laws or regulations in the past, which violations could result in required remediation or other liabilities. We also cannot be certain that past use or disposal of environmentally sensitive materials in conformity with then existing environmental laws and regulations will protect us from required remediation or other liabilities under current or future environmental laws or regulations.

We may be unable to modify our products to meet regulatory or customer requirements. From time to time our display products are subject to new domestic and international requirements, such as the European Union’s Restriction on Hazardous Substances Directive. Our customers’ terms and conditions require us to be in compliance with “all laws.” If we are unable to comply with these regulations, we may not be permitted to ship our products, which would adversely affect our revenue and ability to maintain profitability. In addition, if we are found to be in violation of laws we may be subject to fines and penalties.

We may be unable to successfully integrate new strategic acquisitions and investments, which could materially adversely affect our business, results of operations and financial condition. In the past we have made, and in the future we may make, acquisitions of, and investments in, businesses, products and technologies that could complement or expand our business. If we identify an acquisition candidate, we may not be able to successfully integrate the acquired businesses, products or technologies into our existing business and products. Future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities, amortization expenses and write-downs of acquired assets. In 2017, 2012 and 2011, we acquired 100% of the outstanding shares of NVIS, 80% of the outstanding shares of eMDT Inc. and 100% of the outstanding shares of FDD, respectively. If we are unable to operate NVIS, eMDT, and FDD profitably, our results of operations will be negatively affected. We perform periodic reviews to determine if these investments are impaired, but such reviews are difficult and rely on significant judgment about the company’s technology, ability to obtain customers, and ability to become cash flow positive and profitable. We may take future impairment charges which will have an adverse impact of on our results of operations.

Additionally, we have several investments where we may have limited, if any, control over their governance, financial reporting and operations. As a result, we face certain operating, financial and other risks relating to these investments, including risks related to the financial strength of the investments. As a result, these investments may not contribute to our earnings or cash flows. In addition, these investments may be required to raise additional capital, which may result in our ownership percentage being decreased.

Changes in China’s laws, legal protections or government policies on foreign investment in China may harm our business. Our business and corporate transactions are subject to laws and regulations applicable to foreign investment in China as well as laws and regulations applicable to foreign-invested enterprises. These laws and regulations frequently change, and their interpretation and enforcement involve uncertainties that could limit the legal protections available to us. Regulations and rules on foreign investments in China impose restrictions on the means that a foreign investor like us may apply to facilitate corporate transactions we may undertake. In addition, the Chinese legal system is based in part on government policies and internal rules, some of which are not published on a timely basis or at all, that may have a retroactive effect. As a result, we may not be aware of our violation of these policies and rules until sometime after the violation. If any of our past operations are deemed to be non-compliant with Chinese law, we may be subject to penalties and our business and operations may be adversely affected. For instance, under the catalogue for the Guidance of Foreign Investment Industries, some industries are categorized as sectors that are encouraged, restricted or prohibited for foreign investment. As the catalogue for the Guidance of Foreign Investment Industries is updated every few years, there can be no assurance that China’s government will not change its policies in a manner that would render part or all of our business to fall within the restricted or prohibited categories. If we cannot obtain approval from relevant authorities to engage in businesses that has become prohibited or restricted for foreign investors, we may be forced to sell or restructure such business. Furthermore, China’s government has broad discretion in dealing with violations of laws and regulations, including levying fines, revoking business and other licenses and requiring actions necessary for compliance. In particular, licenses and permits issued or granted to us by relevant governmental bodies may be revoked at a later time by higher regulatory bodies. If we are forced to adjust our corporate structure or business as a result of changes in government policy on foreign investment or changes in the interpretation and application of existing or new laws, our business, financial condition, results of operations and prospects may be harmed. Moreover, uncertainties in the Chinese legal system may impede our ability to enforce contracts with our business partners, customers and suppliers, or otherwise pursue claims in litigation to recover damages or loss of property, which could adversely affect our business and operations.

Raising additional funds by issuing securities may cause dilution to our existing stockholders or restrict our operations. To the extent that we raise additional capital by issuing equity securities, the share ownership of existing stockholders will be diluted. The terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether equity or debt, or the possibility of such issuance, may cause the market price of our shares to decline. We may sell shares or other securities in other offerings at a price per share that is less than the prices per share paid by other investors, and investors purchasing shares of our common stock or other securities in the future could have rights superior to existing stockholders. The sale of additional equity or convertible securities would dilute all of our stockholders and the terms of these securities may include liquidation or other preferences that adversely affect our existing stockholders.

We have no present intention to pay dividends on our common stock in the foreseeable future and, consequently, your only opportunity to achieve a return on your investment during that time is if the price of our common stock appreciates. We have no present intention to pay dividends on our common stock in the foreseeable future. Historically, our earnings, if any, have been retained for the development of our businesses. Any recommendation by our Board of Directors to pay dividends will depend on many factors, including our financial condition, results of operations, and other factors. Accordingly, if the price of our common stock declines in the foreseeable future, you will incur a loss on your investment, without the likelihood that this loss will be offset in part or at all by potential future cash dividends.

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

Changes in government trade policies may increase the cost of our products, which may materially adversely affect our sales or profitability. We depend on a Taiwanese foundry for the manufacture of integrated circuits for our AMLCD display products and on Chinese and Korean foundries for our OLED display products. In recent years the U.S. has imposed, among other actions, new or higher tariffs on specified imported products originating from China in response to what it characterizes as unfair trade practices, and China has responded by proposing or implementing new or higher tariffs on specified products imported from the U.S. Tariffs on components that we import from China or other nations that have imposed, or may in the future impose, tariffs have in some case and may in the future cause our expenses to increase, which would adversely affect our profitability unless we were able to exclude our products from the tariffs or we raise prices for our products, which may result in our products becoming less attractive relative to products offered by our competitors. In addition, future actions or escalations by either the U.S. or China that affect trade relations may also affect our business or that of our suppliers or customers, and we cannot provide any assurances as to whether such actions will occur or the form that they may take. Moreover, it is uncertain to what extent, if any, the U.S. tariffs on components that we import from China will affect the Taiwanese foundries on which we depend, in part because many Taiwanese foundries conduct parts of their manufacturing in China.

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

As a publicly traded company, we are subject to a significant body of regulation, including the Sarbanes-Oxley Act of 2002. While we have developed and instituted a corporate compliance program based on what we believe are the current best practices in corporate governance and continue to update this program in response to newly implemented or changing regulatory requirements, we cannot provide assurance that we are or will be in compliance with all potentially applicable corporate regulations. If we fail to comply with any of these regulations, we could be subject to a range of regulatory actions, fines or other sanctions or litigation. If we must disclose any material weakness in our internal control over financial reporting, our stock price could decline.

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

NVIS, our subsidiary in Reston, Virginia, leases 6,100 square feet in Reston. FDD, our subsidiary in Scotland, leases 20,000 square feet in Dalgety Bay, 5,000 square feet of which is contiguous environmentally controlled production clean rooms operated between Class 10 and Class 10,000 levels. FDD also leases an office in Berlin, Germany.

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

On October 11, 2016, the Company filed its Answer and Affirmative Defenses. The parties completed expert depositions on November 15, 2019. On December 2, 2019, the Company filed a Motion for Partial Summary Judgment requesting the Court dismiss counts 2-7 in their entirety and counts 1 and 8 in part. BlueRadios also filed a Motion for Partial Summary Judgment alleging it is the co-owner of U.S. Patent No. 8,909,296. Responses to the Motions for Partial Summary Judgment were filed on January 15, 2020, and replies were filed on February 19, 2020. On September 25, 2020, the Court denied BlueRadios’ Motion for Partial Summary Judgment. A trial date has not yet been set by the Court. The Company has not concluded a loss from this matter is probable; therefore, we have not recorded an accrual for litigation or claims related to this matter for the period ended December 26, 2020. The Company will continue to evaluate information as it becomes known and will record an estimate for losses at the time or times when it is both probable that a loss has been incurred and the amount of the loss is reasonably estimable.

Item 4.	Mine Safety Disclosures

Not applicable.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the Nasdaq Capital Market under the symbol “KOPN”.

As of March 1, 2021, there were approximately 320 stockholders of record of our common stock, which does not reflect those shares held beneficially or those shares held in “street” name.

We have not paid cash dividends in the past, nor do we expect to pay cash dividends for the foreseeable future. We anticipate that earnings, if any, will be retained for the development of our businesses.

Equity Compensation Plan Information

The following table sets forth information as of December 26, 2020 about shares of the Company’s common stock issuable upon exercise of outstanding options, warrants and rights and available for issuance under our existing equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (b)
Equity compensation plans approved by security holders	—	$—	2,386,387	(1)
Equity compensation plans not approved by security holders	—	—	—

(1) Amount includes shares available under the 2020 Equity Incentive Plan.

Company Stock Performance

The following graph shows a five-year comparison of cumulative total shareholder return for the Company, the Nasdaq US Benchmark TR Index and the S&P 500 Information Technology index. The graph assumes $100 was invested in each of the Company’s common stock, the Nasdaq US Benchmark TR Index and the S&P 500 Information Technology index on December 31, 2015. Data points on the graph are annual. Note that historical price performance is not necessarily indicative of future performance.

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

We adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) effective December 31, 2017 (the first day of our fiscal year 2018) and applied the modified retrospective method. Our results for reporting periods beginning after December 31, 2017 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting policies ASC 605. We believe the following critical accounting policies are most affected by our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue Recognition

Substantially all of our product revenues are primarily derived from the sales of microdisplays, which are sold as individual displays, modules which include electronics and optics, or higher-level subassemblies for use in defense, industrial and consumer near-eye applications such as avionic helmets, thermal weapon sights or virtual reality headsets. We also have development contracts for the design, manufacture and modification of products for the U.S. government or a prime contractor for the U.S. government or for a customer that sells into the industrial or consumer markets. The Company’s contracts with the U.S. government are typically subject to the Federal Acquisition Regulations (“FAR”) and are priced based on estimated or actual costs of producing goods. The FAR provides guidance on the types of costs that are allowable in establishing prices for goods provided under U.S. government contracts. The pricing for non-U.S. government contracts is based on the specific negotiations with each customer.

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

Accounting for design, development and production contracts requires judgment relative to assessing risks, estimating contract revenues and costs and making assumptions for schedule and technical issues. Due to the size and nature of the work required to be performed on many of our contracts, the estimation of total revenue and cost at completion is complicated and subject to many variables. Contract costs include material, labor and subcontracting costs, as well as an allocation of indirect costs. We have to make assumptions regarding the number of labor hours required to complete a task, the complexity of the work to be performed, the availability and cost of materials and performance by our subcontractors. For contract change orders, claims or similar items, we apply judgment in estimating the amounts and assessing the potential for realization. These amounts are only included in contract value when they can be reliably estimated and realization is considered probable. If our estimate of total contract costs or our determination of whether the customer agrees that a milestone is achieved is incorrect, our revenue could be overstated or understated and the profits or loss reported could be subject to adjustment.

For our commercial customers, the Company’s revenue is recognized when obligations under the terms of a contract with our customer is satisfied and the Company transfers control of the products or services, which is generally upon delivery to the customer. Revenue is recorded as the amount of consideration we expect to receive in exchange for transferring goods or providing services. Provisions for product returns and allowances are reductions in the transaction price and are recorded in the same period as the related revenues. We analyze historical returns, current economic trends and changes in customer demand when evaluating the adequacy of sales returns and other allowances. Certain product sales are made to distributors under agreements allowing for a limited right of return on unsold products. Sales to distributors are primarily made for sales to the distributors’ customers and not for stocking of inventory. Sales, value add and other taxes we collect concurrent with revenue-producing activities are excluded from revenue.

The Company also licenses its intellectual property (“IP”) through technology license agreements which provides the customer the right to use our IP as it exists at a point in time. These agreements may include other performance obligations including the sale of product to the customer. The satisfaction of the Company’s performance obligation, and related recognition of revenue, occurs when the IP is delivered to the customer, the license period has begun and there are no additional performance obligations in the agreement. When the license is distinct from other obligations in the agreement, the Company treats the license and other performance obligations as separate performance obligations. Accordingly, the license is recognized at a point in time or over time based on the standalone selling price. Under certain license agreements, we may receive royalties based on the sales of the licensed product. We recognize royalty revenue upon the later of when the related sales occur, or when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). Under our current license agreements for which a royalty exists, we have recorded revenue when the related sales by our customer occurs because the performance obligation related to the delivery of the license to the customer has been satisfied.

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

Investment Valuation

We periodically make equity investments in private companies, accounted for as an equity investment, whose values are difficult to determine. The Company adopted ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Liabilities and the related amendments on December 31, 2017. The Company adopted the measurement alternative for equity investments without readily determinable fair values (often referred to as cost method investments) on a prospective basis. When assessing investments in private companies for impairment, we consider such factors as, among others, the share price from the investee’s latest financing round, the performance of the investee in relation to its own operating targets and its business plan, the investee’s revenue and cost trends, the liquidity and cash position, including its cash burn rate and market acceptance of the investee’s products and services. Because these are private companies which we do not control we may not be able to obtain all of the information we would want in order to make a complete assessment of the investment on a timely basis. Accordingly, our estimates may be revised if other information becomes available at a later date.

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

Our income tax provision is based on calculations and assumptions that will be subject to examination by tax authorities. Despite our history of operating losses there can be exposures for state taxes or foreign tax that may be due. We regularly assess the potential outcomes of these examinations and any future examinations for the current or prior years in determining the adequacy of our provision for income taxes. Should the actual results differ from our estimates, we would have to adjust the income tax provision in the period in which the facts that give rise to the revision become known. Such adjustment could have a material impact on our results of operations. We have historically established valuation allowances against all of our net deferred tax assets because of our history of generating operating losses and restrictions on the use of certain items. Our evaluation of the recoverability of deferred tax assets has also included analysis of the expiration dates of net operating loss carryforwards. In forming our conclusions as to whether the deferred tax assets are more likely than not to be realized we consider the sources of our income and the projected stability of those sources and product life cycles.

Goodwill

We account for goodwill in accordance with ASC Topic 350. Under ASC Topic 350, goodwill is considered to have an indefinite life, and is carried at cost. Goodwill is not amortized, but is subject to an annual impairment test, as well as between annual tests when events or circumstances indicate that the carrying value may not be recoverable.

The Company performs impairment tests of goodwill at its reporting unit level. The goodwill valuations that are utilized to test these assets for impairment are depending on a number of significant estimates and assumptions, including macroeconomic conditions, overall growth rates, competitive activities, cost containment, Company business plans and the discount rate applied to cash flows. We believe these estimates and assumptions are reasonable and are comparable to those that would be used by other market participants. However, actual events and results could differ substantially from those used in our valuations. At December 26, 2020 and December 28, 2019, the ending balance of goodwill was zero.

Results of Operations

We have two principal sources of revenues: product revenues and research and development (“R&D”) revenues. R&D revenues consist primarily of development contracts with agencies or prime contractors of the U.S. government and commercial enterprises.

We manufacture transmissive microdisplays and reflective microdisplays. Our commercial and defense transmissive display production is being performed entirely in our Westborough, Massachusetts facility. FDD, our wholly-owned subsidiary, manufactures our reflective microdisplays in its facility located in Scotland. In 2017, we commenced development of OLED displays which are designed by us and manufactured by third parties for us.

We are a display supplier for the U.S. Army’s Family of Weapon Sights Individual program and are undergoing qualification for the FWS - Crew Served variant. We are also in development for a new series of displays for armored vehicles under the M1A2 program. The FWS, M1A2 and our existing production avionic programs are expected to increase production for the next several years. There are other firms offering products which compete against us in the defense programs and all of the programs we supply product to are subject to the U.S. government defense budget and procurement process. Accordingly, there can be no assurances we will continue to ship under our defense contracts.

We offer microdisplays and optical lenses for use in consumer, enterprise and public safety products and systems which are targeted at AR and VR markets, among other areas. We refer to the sale of microdisplays and optical lenses as our component sales. We also offer head mounted, voice and gesture controlled, hands-free headset system designs that include our components and software for consumer and enterprise applications.

Predicting our R&D revenue and related trends is challenging because we have limited ability to forecast if we will be awarded additional R&D contracts in the future as such awards depend on the U.S. military budget and priorities. We cannot assure that the R&D contracts will result in workable products or if successful our products developed under these contracts will be procured but our customers. If we do not continue to win R&D contracts or if there is no demand for the products developed under these contracts, our ability to achieve profitability and positive cash flow could be negatively affected because the R&D revenues (or the products derived from the R&D contracts) would not be available to cover the allocated overhead and selling, general and administrative costs which may remain. Some of our contracts are fixed priced and we may incur cost overruns which would result on losses on the contracts. If we incur such losses on our contracts our ability to achieve profitability and positive cash flow could be negatively affected.

Because our fiscal year ends on the last Saturday of December every seven years we have a fiscal year with 53 weeks. Our fiscal years 2020, 2019, and 2018 were each 52 week years.

Revenues. Our revenues by display application, which include product sales and amounts earned from research and development contracts, for fiscal years 2020, 2019 and 2018 by category, were as follows:

(In thousands)	2020	2019	2018
Defense	$20,231	$8,729	$8,724
Industrial/Enterprise	6,882	9,717	6,066
Consumer	852	1,777	4,146
Research and Development	10,123	4,983	5,254
Other	553	61	275
License and royalties	1,487	4,252	—
Total Revenues	$40,128	$29,519	$24,465

Fiscal Year 2020 Compared to Fiscal Year 2019

Sales of our products for Defense applications include systems used by the military both in the field and for training and simulation. Sales of our products for Defense applications may be for a one-time purchase order or for programs that run for several years. Product sales to defense customers increased in 2020 compared to 2019 due to an increase in shipments of our products into the Family of Weapon Sights Individual (FWS-I) program and the Joint Strike Fighter program. FWS-I and Joint Strike Fighter revenues increased in 2020 over 2019 by 167% and 139%, respectively.

Industrial/Enterprise applications revenues represent customers who purchase our display products for use in headsets used for manufacturing, distribution, public safety, 3D metrology equipment and other industrial applications. Our 3D metrology customers are primarily located in Asia and they sell to Asian contract manufacturers who use the 3D metrology machines for quality control purposes. The decrease in Industrial/Enterprise applications revenues in 2020 compared to 2019 was primarily due to a decrease in sales to customers who use our display components in industrial headsets, 3D metrology and safety applications.

Sales of our displays for Consumer applications is primarily for the use in thermal imaging products, recreational rifle and hand-held scopes and drone racing headsets. The decrease in Consumer applications in 2020 compared to 2019 was primarily due to decreased demand for displays and components used in drone racing headsets.

R&D revenues increased in 2020 as compared to 2019 primarily due to the completion of performance obligations on funded U.S. defense programs partially offset by lower revenues from OLED development contracts. R&D revenues primarily increased in 2020 over 2019 because we were awarded and commenced work on new contracts to develop technologies we believe will be used in U.S. defense programs. These contracts typically reimburse us for direct costs and allocated overhead and selling, general and administrative costs and in some cases profit. In 2020 and 2019 our R&D revenues exceeded funded R&D expenses by approximately $2.4 million and $0.8 million, respectively, and this increase aided our improved operating results in 2020 as compared to 2019.

The decrease in license and royalty revenue in 2020 compared to 2019 is due to the one-time license of IP to RealWear for $3.5 million in 2019 partially offset by royalties earned under IP license agreements.

International sales represented approximately 20% and 44% of product revenues for 2020 and 2019, respectively. Our international sales are primarily denominated in U.S. dollars. Consequently, a strengthening of the U.S. dollar could increase the price in local currencies of our products in foreign markets and make our products relatively more expensive than competitors’ products that are denominated in local currencies, which could result in a reduction in sales or profitability in those foreign markets. As a result, our financial position and results of operations are subject to exchange rate fluctuation in transactional and functional currency. We have not taken any protective measures against exchange rate fluctuations, such as purchasing hedging instruments with respect to such fluctuations, because of the historically stable exchange rate between the Japanese yen, Great Britain pound and the U.S. dollar. Foreign currency translation impact on our results, if material, is described in further detail under “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” section below.

Fiscal Year 2019 Compared to Fiscal Year 2018

Sales of our products for Defense applications include systems used by the military both in the field and for training and simulation. Sales of our products for Defense applications may be for a one-time purchase order or for programs that run for several years. Product sales to defense customers were essentially flat for 2019 and 2018.

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

Research & Development (“R&D”) revenues decreased in 2019 as compared to 2018 primarily due to due to the completion of performance obligations on funded U.S. defense programs partially offset by revenues from OLED development contracts.

The increase in license and royalty revenue in 2019 is due to the one-time license of IP to RealWear for $3.5 million and royalties earned under IP license agreements.

International sales represented approximately 44% and 41% of product revenues for 2019 and 2018, respectively. Our international sales are primarily denominated in U.S. currency.

Cost of Product Revenues. Cost of product revenues, which is comprised of materials, labor and manufacturing overhead related to the production of our products for fiscal years 2020, 2019 and 2018 were as follows:

(In thousands, except percentages)	2020	2019	2018
Cost of product revenue	$21,398	$20,902	$15,831
Cost of product revenues as a % of net product revenues	75.0%	103.0%	82.4%

Fiscal Year 2020 Compared to Fiscal Year 2019

Cost of product revenues decreased as a percentage of revenues in 2020 as compared to 2019 primarily due to improved yields from our manufacturing process. Improved yields result in lower material cost per unit because we are scrapping less material to produce a unit. In addition, the labor cost per unit declined as employees are not reworking or performing the same manufacturing process multiple times to create a finished product. Also, fixed overhead costs per unit decline because we are producing more units in the manufacturing facility but the cost to run the manufacturing facility does not significantly increase. We were able to improve yields because we have more experience manufacturing our two primary defense products and we are learning ways to improve our processes. In addition, we are working with our subcontractors to improve the quality and lower the cost of the raw materials we acquire. In 2021 we expect some products that are currently in R&D to go into production. We expect these new products to start at lower yields and for us to improve these yields over time. Accordingly, we expect our 2021 cost of product revenues as a percentage of product revenues to be negatively affected by these new products. We are unable to forecast whether our continued yield improvement efforts on our existing products will offset the initial negative impact of the new products coming into production in 2021.

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

Research and Development. R&D expenses are incurred in support of internal display development programs or programs funded by agencies or prime contractors of the U.S. government and commercial partners. R&D costs include staffing, purchases of materials and laboratory supplies, circuit design costs, fabrication and packaging of display products and allocated overhead. In fiscal year 2020, our R&D expenditures were primarily related to our display products and defense systems. R&D expenses for fiscal years 2020, 2019 and 2018 were as follows:

(In thousands)	2020	2019	2018
Funded	$7,746	$4,216	$4,892
Internal	3,924	9,133	12,553
Total	$11,670	$13,349	$17,445

Fiscal Year 2020 Compared to Fiscal Year 2019

Funded R&D expense for 2020 increased as compared to 2019 primarily due to an increase in the number of defense related contracts we have been awarded. Internal R&D expense for 2020 decreased as compared to the prior year primarily due to the licensing of certain products and other development programs being curtailed. We expect to incur significant development costs in fiscal year 2021 to develop OLED display products and defense products.

Fiscal Year 2019 Compared to Fiscal Year 2018

Funded R&D expense for 2019 decreased as compared to 2018 primarily due to due to the completion of performance obligations on funded U.S. defense programs. Internal R&D expense for 2019 decreased as compared to the prior year primarily due to the licensing of certain products and other development programs being curtailed.

Selling, General and Administrative. Selling, general and administrative (“S,G&A”) expenses consist of the expenses incurred by our sales and marketing personnel and related expenses, and administrative and general corporate expenses. SG&A expenses for the fiscal years 2020, 2019 and 2018 were as follows:

(In thousands, except percentages)	2020	2019	2018
Selling, general and administrative expense	$11,823	$21,316	$27,211
Selling, general and administrative expense as a % of total revenue	29.5%	72.2%	111.2%

Fiscal Year 2020 Compared to Fiscal Year 2019

S,G&A for 2020 decreased as compared to 2019 primarily due to decreases of approximately $1.2 million in non-cash stock-based compensation, $2.9 million in professional fees, $1.4 million in bad debt expense, $1.5 million in product promotion and marketing expenses, and $0.7 million in travel and related expenses.

Fiscal Year 2019 Compared to Fiscal Year 2018

S,G&A for 2019 decreased as compared to 2018 primarily due to decrease of approximately $2.0 million in non-cash stock-based compensation, $1.0 million in product promotion and marketing expenses, $0.8 million in IT spending, $0.9 million amortization of intangibles and $0.8 million of accrued contingent consideration which were partially offset by an approximate increase of $1.0 million in professional fees.

Impairment of Goodwill and Intangibles. Goodwill and intangibles are evaluated for impairment annually or more often if indicators of a potential impairment are present. Our annual impairment testing of goodwill is performed separately from our impairment testing of intangibles. The Company performs impairment tests of goodwill at its reporting unit level. The goodwill valuations that are utilized to test these assets for impairment are depending on a number of significant estimates and assumptions, including macroeconomic conditions, overall growth rates, competitive activities, cost containment, Company business plans and the discount rate applied to cash flows. We believe these estimates and assumptions are reasonable and are comparable to those that would be used by other market participants. Impairment of goodwill for the fiscal years 2020, 2019 and 2018 were as follows:

(In thousands)	2020	2019	2018
Impairment of goodwill	$––	$331	$1,417

During fiscal 2019, we recognized a $0.3 million goodwill impairment charge related to our e-MDT subsidiary. During fiscal 2018, we recognized a $1.4 million goodwill impairment charge related to our NVIS and our Kopin Software Ltd. subsidiaries. See Note 5 of the “Notes to Consolidated Financial Statements” for more information.

Impairment of Assets. The Company periodically reviews the carrying value of its long-lived assets to determine if facts and circumstances suggest that they may be impaired or that the amortization or depreciation period may need to be changed. The carrying value of a long-lived asset is considered impaired when the anticipated identifiable undiscounted cash flows from such asset are less than its carrying value. For assets that are to be held and used, impairment is measured based upon the amount by which the carrying amount of the asset exceeds its fair value. Impairment of assets for the fiscal years 2020, 2019 and 2018 were as follows:

(In thousands)	2020	2019	2018
Impairment of assets	$—	$—	$2,527

During fiscal 2018, we recognized a $2.5 million asset impairment charge related to equipment as discussed further in Note 2. of the “Notes to Consolidated Financial Statements.”

Total Other Income (Expense), Net. Other income (expense), net, is primarily composed of interest income, foreign currency transaction, remeasurement gains and losses incurred by our UK-based subsidiaries and other non-operating income items. Other income (expense), net, for the fiscal years 2020, 2019 and 2018 were as follows:

(In thousands)	2020	2019	2018
Total other income (expense), net	$361	$(2,887)	$5,514

Fiscal Year 2020 Compared to Fiscal Year 2019

In 2020 we recorded $0.3 million of foreign currency gains compared to $0.2 million of foreign currency gains recorded in 2019. In 2019, we recorded a non-cash $1.4 million gain on equity investments and an impairment charge of $5.2 million on equity investment.

Fiscal Year 2019 Compared to Fiscal Year 2018

In 2019 we recorded $0.2 million of foreign currency gains compared to $1.2 million of foreign currency gains recorded in 2018. In 2019, we recorded a non-cash $1.4 million gain on equity investments and an impairment charge of $5.2 million on equity investment. In 2018, we recorded a non-cash $2.8 million gain on equity investments. In 2018, the Company received $1.0 million of insurance proceeds related to the embezzlement at our former Korean subsidiary.

Tax provision

(In thousands)	2020	2019	2018
Tax provision	$(129)	$(108)	$(30)

Fiscal Year 2020 Compared to Fiscal Year 2019

The provision for income taxes for the fiscal years ended 2020 and 2019 of approximately $(0.1) million was due to a change in estimates related to uncertain tax positions and deferred tax liabilities for the Company’s former Korean subsidiary.

Fiscal Year 2019 Compared to Fiscal Year 2018

The provision for income taxes for the fiscal years ended 2019 and 2018 of approximately $(0.1) and $(0.03) million respectively, was due to a change in estimates related to uncertain tax positions and deferred tax liabilities for the Company’s former Korean subsidiary.

Net (income) loss attributable to noncontrolling interest. As of December 26, 2020, we owned 80% of the equity of eMDT. Net loss attributable to noncontrolling interest on our consolidated statement of operations represents the portion of the results of operations of our majority owned subsidiaries which is allocated to the shareholders of the equity interests not owned by us. The change in net loss attributable to noncontrolling interest in 2020 compared to 2019 is $0.3 million and is a result of net loss attributable to minority shareholders of eMDT.

The change in net (income) loss attributable to noncontrolling interest in 2019 compared to 2018 is $0.1 million and is a result of net income attributable to minority shareholders of eMDT.

Liquidity and Capital Resources

At December 26, 2020 and December 28, 2019, we had cash and cash equivalents and marketable securities of $20.7 million and working capital of $22.6 million compared to $21.8 million and $22.5 million, respectively. The change in cash and cash equivalents and marketable securities was primarily due to net outflow of cash used in operating activities of $4.4 million, which was offset by financing activities of $3.7 million.

In the fourth quarter of 2020, we issued 1.9 million shares of our common stock pursuant to our At-The-Market Equity Offering Sales Agreement dated as of February 8, 2019 with Stifel, Nicolaus & Company, Incorporated, as agent (the “ATM Agreement”) for $4.0 million (average of $2.05 per share) in gross proceeds before deducting broker expenses paid by us of $0.1 million. The net proceeds from the sale of common shares were used for general corporate purposes, including working capital. In Q1 2021, we sold 2.4 million shares of common stock for gross proceeds of $16 million (average of $6.66 per share), before deducting broker expenses paid by us of $0.5 million under the ATM Agreement. The ATM Agreement has since terminated pursuant to its terms as a result of the sale of all the shares subject to such agreement.

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

On March 15, 2019, we sold 7.3 million shares of registered common stock for gross proceeds of $8.0 million ($1.10 per share), before deducting underwriting discounts and offering expenses paid by us of $0.7 million. This represented approximately 8.9% of Kopin’s total outstanding shares of common stock as of the date of purchase. The net proceeds from the offering were used for general corporate purposes, including working capital. On April 10, 2019, we sold 0.7 million shares of registered common stock for gross proceeds of $0.8 million ($1.10 per share), before deducting underwriting discounts and offering expenses paid by us of less than $0.1 million, pursuant to the partial exercise of the underwriters’ overallotment option in connection with the March 15, 2019 public offering. This represented approximately 0.8% of Kopin’s total outstanding shares of common stock as of the date of purchase.

Cash and cash equivalents and marketable debt securities held in U.S. dollars at:

	December 26, 2020	December 28, 2019
Domestic locations	$19,724,103	$21,148,381
Foreign locations	340,217	145,240
Subtotal cash and cash equivalents and marketable debt securities held in U.S. dollars	20,064,320	21,293,621
Cash and cash equivalents held in other currencies and converted to U.S. dollars	684,230	488,623
Total cash and cash equivalents and marketable debt securities	$20,748,550	$21,782,244

We have no plans to repatriate the cash and cash equivalents held in our foreign subsidiary FDD.

The manufacturing operations at our Korean facility, Kowon, have ceased and Kowon was liquidated at fiscal year ended 2018. The Company has approximately $0.4 million of cash and cash equivalents in Korea at December 26, 2020. The Company has recorded deferred tax liabilities for any additional withholding tax that may be due to the Korean government upon Kowon’s final tax return acceptance.

In March 2017, we purchased 100% of the outstanding stock of NVIS, a producer of virtual reality systems for 3D applications, for $3.7 million. As part of the purchase, we agreed to pay up to an additional $2.0 million if certain future operating performance milestones are met and the selling shareholders remain employed with NVIS through March 2020. We have paid $1.8 million in contingent consideration through December 26, 2020 and there are no remaining contingent payment obligations related to the NVIS purchase as of December 26, 2020. As there was a requirement to remain employed to earn the contingent payments, these contingent payments were treated as compensation expense.

We expect to expend between $1.0 million and $2.0 million on capital expenditures over fiscal 2021.

We entered into an agreement in August 2017 to acquire an approximate 3.5% equity interest in Kunming BOE Display Technology Co., Ltd. (“BOE”), which is located in China, for 35.0 million Chinese Yuan Renminbi (approximately $5.0 million). We initially attempted to make our investment but were unable to due to Chinese investment rules and we received an extension to make our investment. However, BOE needed to complete the fund raising and we agreed to transfer our rights to the equity to another shareholder of BOE.

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

On September 30, 2019 we entered into the Solos Purchase Agreement with Solos Technology, pursuant to which we sold and licensed certain assets of our Solos product line and Whisper technology. As consideration for the transaction, we received a 20.0% equity stake in Solos Technology’s parent company, Solos Inc. Our 20.0% equity stake will be maintained until Solos Inc. has raised a total of $7.5 million in equity financing. We will also receive a royalty in the single digits on the net sales amount of Solos products for a three-year period, after commencement of commercial production. Based on the price paid for equity by the other 80% owners of Solos Inc., volatility based on a peer group and assumptions about the risk free interest rate, we estimated the fair value of our equity holdings at $0.6 million and recorded $0.6 million gain on investment for this equity transaction as the basis of assets transferred was zero.

We have incurred net losses of $4.4 million, $29.5 million and $34.5 million for the fiscal years 2020, 2019 and 2018, respectively, and net cash outflows from operations of $4.4 million, $21.0 million and $28.1 million for the fiscal years ended 2020, 2019 and 2018, respectively. Our decline in cash and cash equivalents and marketable debt securities was partially a result of funding our ongoing investments in research and development which we believe will continue. We have in the past sold equity securities through an At The Money program and in the traditional fashion of significant equity offerings. We estimate we will have sufficient liquidity to fund operations at least through Q1 2022. Nonetheless, we monitor the capital markets on an ongoing basis and may consider raising capital if favorable market conditions develop. If our actual results are less than projected or we need to raise capital for additional liquidity, we may be required to do additional equity financings, reduce expenses or enter into a strategic transaction. However, we can make no assurance that we will be able to raise additional capital, reduce expenses sufficiently, or enter into a strategic transaction on terms acceptable to us, or at all.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Seasonality

Our revenues have not followed a seasonal pattern for the past three years and we do not anticipate any seasonal trend to our revenues in 2021.

Contractual Obligations

The following is a summary of our contractual lease payment obligations as of December 26, 2020:

	Payment due by period
	Total	Less than 1 year	1-3 Years	4-5 years	More than 5 years
Operating Lease Obligations	$1,924,296	1,065,879	858,417	—	$—

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We invest our excess cash in high-quality U.S. government, government-backed (i.e.: Fannie Mae, FDIC guaranteed bonds and certificates of deposit) and corporate debt instruments, which bear lower levels of relative risk. We believe that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations and cash flows should not be material to our cash flows or income. It is possible that interest rate movements would increase our unrealized gain or loss on debt securities. We are exposed to changes in foreign currency exchange rates primarily through our translation of our foreign subsidiaries’ financial position, results of operations, and transaction gains and losses as a result of non U.S. dollar denominated cash flows related to business activities in Asia and Europe, and remeasurement of U.S. dollars to the functional currency of our U.K. subsidiary. We are also exposed to the effects of exchange rates in the purchase of certain raw materials which are in U.S. dollars but the price on future purchases is subject to change based on the relationship of the Japanese yen to the U.S. dollar. We do not currently hedge our foreign currency exchange rate risk. We estimate that any market risk associated with our international operations or investments is unlikely to have a material adverse effect on our business, financial condition or results of operation. Our portfolio of marketable debt securities is subject to interest rate risk although our intent is to hold securities until maturity. The credit rating of our investments may be affected by the underlying financial health of the guarantors of our investments. We use silicon wafers in our production processes but do not enter into forward or futures hedging contracts.

Item 8.	Financial Statements and Supplementary Data

The financial statements required by this Item are included in this Report on pages 41 through 70. Reference is made to Item 15 of this Report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with filing the Form 10-K, management, under the supervision of and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by our Annual Report on Form 10-K for the fiscal year ended December 26, 2020. Based upon that evaluation, our CEO and CFO concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the Company’s Board of Directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and include those policies and procedures that:

●	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;
●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made in accordance with authorizations of management and directors of the company; and
●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our internal control over financial reporting as of December 26, 2020, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on that evaluation, our management concluded that, as of December 26, 2020, internal control over financial reporting was effective based on criteria established in Internal Control-Integrated Framework issued by the COSO.

Remediation

To remediate the material weakness, we implemented additional review procedures, including increasing the scope of activities from the accounting firm we use to assist us in internal control reviews, to ensure the financial statements we issue are prepared in accordance with GAAP and are fairly presented in all material respects. During 2019 and 2020 we did not identify any deficiencies in the monitoring and of accounting for non-routine transactions and therefore management concluded that the material weakness has been remedied as of December 26, 2020.

Changes in Internal Control Over Financial Reporting

Except for the change in our internal controls, as discussed in this Item 9A, there were no changes in our internal control over financial reporting that occurred during the fiscal year ended December 26, 2020 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.	Other Information

None.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required under this item is incorporated herein by reference from our Proxy Statement relating to our 2021 Annual Meeting of Stockholders (the “Proxy Statement”). We expect to file the Proxy Statement with the SEC in April, 2021 (and, in any event, no later than 120 days after the close of our last fiscal year).

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Kopin Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Kopin Corporation and its subsidiaries (the Company) as of December 26, 2020 and December 28, 2019, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 26, 2020 and December 28, 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Research and Development Revenues

As described in Note 1 of the consolidated financial statements, the Company’s research and development revenues were $11,609,795 for the year ending December 26, 2020. The Company recognizes revenue for certain of its research and development contracts over time, generally using the input method. Progress and revenues from research and development contracts are generally recognized on an input method of accounting as costs are incurred. Under the input method, revenue is recognized based on contract costs expended to date relative to total contract costs intended to be expended. Management exercises significant judgment in determining revenue recognition for these customer contracts as the estimate of the total contract costs is critical to the recognition of revenue based under the input method.

We identified the Company’s accounting for revenue recognition of research and development contracts to be a critical audit matter because of the significant assumptions and judgments used by management in determining the estimated costs to be incurred throughout the customer contract. Auditing management’s estimation of cost recognition required significant audit effort and a high degree of auditor judgment and subjectivity to evaluate the audit evidence obtained.

Our audit procedures related to the Company’s revenue recognition of research and development contracts included the following, among others:

●	Evaluated the reasonableness of management estimates of cost recognition for a selection of contracts by comparing costs incurred under completed contracts to the costs estimated by management.
●	We selected a sample of customer contracts and performed the following procedures:
	○	Read the underlying contracts and agreed the Company’s total budgeted costs to approved management budgets.
	○	Evaluated management’s ability to achieve the estimates of total profit by performing corroborating inquiries with Company personnel, including project managers, and comparing the estimates to actual subsequent results and documentation such as management’s internal budgets and specified contract terms.

/s/ RSM US LLP

We have served as the Company’s auditor since 2019.

Stamford, Connecticut

March 5, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Kopin Corporation

Opinion on the 2018 Financial Statements

We have audited the consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows of Kopin Corporation and subsidiaries (the “Company”) for the year ended December 29, 2018, and the related notes (collectively referred to as the “2018 financial statements”). In our opinion, the 2018 financial statements, present fairly, in all material respects, the results of the Company’s operations and its cash flows for the year ended December 29, 2018, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The 2018 financial statements were prepared assuming that the Company would continue as a going concern. The Company had suffered recurring losses from operations and recurring negative operating cash flows that raised substantial doubt about its ability to continue as a going concern. The 2018 financial statements did not include any adjustments that might result from the outcome of this uncertainty.

Change in Accounting Principle

As discussed in Note 1 to the 2018 financial statements, the Company adopted Accounting Standards Codification (ASC) Topic 606, “Revenue from Contracts with Customers,” using the modified retrospective adoption method on December 31, 2017.

Basis for Opinion

These 2018 financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s 2018 financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the 2018 financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the 2018 financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the 2018 financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the 2018 financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Deloitte and Touche LLP

Boston, Massachusetts

March 13, 2019 (November 7, 2019, as to the effects of the correction of previously issued financial statements)

We served as the Company’s auditor since at least 1987; however, an earlier year could not be reliably determined. In 2019 we became the predecessor auditor.

KOPIN CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 26, 2020	December 28, 2019
ASSETS
Current assets:
Cash and cash equivalents	$17,112,869	$6,029,247
Marketable debt securities, at fair value	3,635,681	15,752,997
Accounts receivable, net of allowance of $175,000 and $938,000 in 2020 and 2019, respectively	9,260,865	6,023,250
Contract assets and unbilled receivables	3,521,753	921,082
Inventory	4,455,756	3,768,696
Prepaid taxes	205,568	104,442
Prepaid expenses and other current assets	1,263,688	1,164,927
Total current assets	39,456,180	33,764,641
Property, plant and equipment, net	1,626,930	1,473,341
Operating lease right-of-use assets	1,780,039	2,753,963
Other assets	162,473	517,411
Equity investments	4,523,525	4,537,159
Total assets	$47,549,147	$43,046,515
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,606,910	$3,998,234
Accrued payroll and expenses	1,977,851	2,203,773
Accrued warranty	508,000	509,000
Contract liabilities and billings in excess of revenue earned	1,493,847	796,794
Operating lease liabilities	982,375	1,041,695
Other accrued liabilities	1,809,495	2,202,217
Customer deposits	3,950,031	33,000
Deferred tax liabilities	554,000	525,000
Total current liabilities	16,882,509	11,309,713
Noncurrent contract liabilities and asset retirement obligations	276,409	268,440
Operating lease liabilities, net of current portion	821,306	1,791,590
Other long-term liabilities	1,270,328	1,085,160
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, par value $.01 per share: authorized, 3,000 shares; none issued	—	—
Common stock, par value $.01 per share: authorized, 120,000,000 shares; issued 91,059,407 shares in 2020 and 88,912,796 shares in 2019; outstanding 85,443,378 in 2020 and 82,536,416 in 2019, respectively	880,075	870,496
Additional paid-in capital	341,512,893	344,456,537
Treasury stock (2,564,155 and 4,513,256 shares in 2020 and 2019, at cost)	(9,793,946)	(17,238,669)
Accumulated other comprehensive income	1,484,434	1,757,184
Accumulated deficit	(305,648,025)	(301,236,913)
Total Kopin Corporation stockholders’ equity	28,435,431	28,608,635
Noncontrolling interest	(136,836)	(17,023)
Total stockholders’ equity	28,298,595	28,591,612
Total liabilities and stockholders’ equity	$47,549,147	$43,046,515

See Accompanying Notes to Consolidated Financial Statements.

KOPIN CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

Fiscal year ended	2020	2019	2018
Revenues:
Net product revenues	$28,517,874	$20,283,888	$19,211,115
Research and development and other revenues	11,609,795	9,234,921	5,253,890
Total revenue	40,127,669	29,518,809	24,465,005
Expenses:
Cost of product revenues	21,398,381	20,901,538	15,831,441
Research and development-funded programs	7,745,762	4,216,161	4,892,066
Research and development-internal	3,924,241	9,132,969	12,553,237
Selling, general and administrative	11,822,703	21,316,459	27,210,849
Impairment of goodwill	—	331,344	1,417,470
Impairment of assets	—	—	2,526,669
Total operating expenses	44,891,087	55,898,471	64,431,732
Loss from operations	(4,763,418)	(26,379,662)	(39,966,727)
Non-operating income (expense), net:
Interest income	132,642	543,759	640,059
Other (expense) income, net	(35,463)	225,617	855,106
Foreign currency transaction gains	293,670	202,517	1,169,254
(Loss) gain on investments	(29,356)	(3,858,453)	2,849,816
Total non-operating income (expense)	361,493	(2,886,560)	5,514,235
Loss before provision for income taxes and net loss (income) of noncontrolling interest	(4,401,925)	(29,266,222)	(34,452,492)
Tax provision	(129,000)	(108,000)	(30,000)
Net loss	(4,530,925)	(29,374,222)	(34,482,492)
Net loss (income) attributable to the noncontrolling interest	119,813	(132,030)	(51,050)
Net loss attributable to Kopin Corporation	$(4,411,112)	$(29,506,252)	$(34,533,542)
Net loss per share:
Basic and diluted	$(0.05)	$(0.37)	$(0.47)
Weighted average number of common shares outstanding:
Basic and diluted	82,347,741	80,282,126	73,156,545

See Accompanying Notes to Consolidated Financial Statements.

KOPIN CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

Fiscal year ended	2020	2019	2018
Net loss	$(4,530,925)	$(29,374,222)	$(34,482,492)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(67,852)	(206,580)	(1,912,427)
Unrealized holding gain (loss) on marketable securities	(183,870)	446,533	(264,949)
Reclassifications of (loss) gain in net loss on marketable securities	(21,028)	(37,356)	49,525
Other comprehensive income (loss), net of tax	(272,750)	202,597	(2,127,851)
Comprehensive loss	(4,803,675)	(29,171,625)	(36,610,343)
Comprehensive (income) loss attributable to the noncontrolling interest	119,813	(132,030)	66,609
Comprehensive loss attributable to Kopin Corporation	$(4,683,862)	$(29,303,655)	$(36,543,734)

See Accompanying Notes to Consolidated Financial Statements.

KOPIN CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Shares	Amount	Capital	Stock	Income	Deficit	Equity	Interest	Equity
	Common Stock		Additional Paid-in	Treasury	Accumulated Other Comprehensive	Accumulated	Total Kopin Corporation Stockholders’	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Stock	Income	Deficit	Equity	Interest	Equity
Balance at December 30, 2017	77,572,038	$775,720	$329,917,858	$(17,238,669)	$3,564,779	$(240,256,502)	$76,763,186	$616,661	$77,379,847
Vesting of restricted stock	1,093,000	10,930	(10,930)	—	—	—	—	—	—
Stock-based compensation expense	—	—	4,791,054	—	—	—	4,791,054	—	4,791,054
Other comprehensive income (loss)	—	—	—	—	(2,010,192)	—	(2,010,192)	(117,659)	(2,127,851)
Restricted stock for tax withholding obligations	(142,972)	(1,430)	(206,585)	—	—	—	(208,015)	—	(208,015)
Distribution to noncontrolling interest holder	—	—	—	—	—	—	—	(699,105)	(699,105)
Adoption of accounting standard	—	—	—	—	—	3,059,383	3,059,383	—	3,059,383
Net (loss) income	—	—	—	—	—	(34,533,542)	(34,533,542)	51,050	(34,482,492)
Balance at December 29, 2018	78,522,066	785,220	334,491,397	(17,238,669)	1,554,587	(271,730,661)	47,861,874	(149,053)	47,712,821
Vesting of restricted stock	634,511	6,345	(6,345)	—	—	—	—	—	—
Stock-based compensation expense	—	—	2,057,400	—	—	—	2,057,400	—	2,057,400
Other comprehensive loss	—	—	—	—	202,597	—	202,597	—	202,597
Restricted stock for tax withholding obligations	(86,086)	(861)	(44,652)	—	—	—	(45,513)	—	(45,513)
Sale of registered stock, net of costs	7,979,181	79,792	7,958,737	—	—	—	8,038,529	—	8,038,529
Net (loss) income	—	—	—	—	—	(29,506,252)	(29,506,252)	132,030	(29,374,222)
Balance at December 28, 2019	87,049,672	870,496	344,456,537	(17,238,669)	1,757,184	(301,236,913)	28,608,635	(17,023)	28,591,612
Vesting of restricted stock	1,038,655	10,387	(10,387)	—	—	—	—	—	—
Stock-based compensation expense	—	—	821,122	—	—	—	821,122	—	821,122
Other comprehensive loss	—	—	—	—	(272,750)	—	(272,750)	—	(272,750)
Restricted stock for tax withholding obligations	(80,792)	(808)	(139,118)	—	—	—	(139,926)	—	(139,926)
Sale of treasury stock, net of costs	—	—	(3,615,261)	7,444,723	—	—	3,829,462	—	3,829,462
Net loss	—	—	—	—	—	(4,411,112)	(4,411,112)	(119,813)	(4,530,925)
Balance at December 26, 2020	88,007,535	$880,075	$341,512,893	$(9,793,946)	$1,484,434	$(305,648,025)	$28,435,431	$(136,836)	$28,298,595

See Accompanying Notes to Consolidated Financial Statements.

KOPIN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Fiscal year ended	2020	2019	2018
Cash flows from operating activities:
Net loss	$(4,530,925)	$(29,374,222)	$(34,482,492)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	651,083	792,221	1,958,680
Accretion of premium or discount on marketable debt securities	7,762	21,838	15,948
Stock-based compensation	821,122	2,057,400	4,791,054
Net loss (gain) on investment transactions	29,356	3,858,453	(2,849,816)
Income taxes	116,536	105,036	4,185
Foreign currency (gains) losses	(289,471)	(220,015)	(1,096,487)
Loss on sale of property and plant	—	508,833	51,159
Impairment of assets	—	—	2,526,669
Impairment of goodwill	—	331,344	1,417,470
Change in allowance for bad debt	(763,159)	633,131	(155,000)
Write-off of excess inventory	667,019	1,834,300	832,615
Change in warranty reserves	(1,172)	(62,107)	(79,633)
Changes in assets and liabilities:
Accounts receivable	(2,954,703)	(3,944,859)	853,163
Contract assets and unbilled receivables	(2,600,671)	2,168,581	865,474
Inventory	(1,332,139)	(792,165)	(1,656,196)
Prepaid expenses, other current assets and other assets	(160,371)	821,340	113,015
Accounts payable and accrued expenses	5,227,011	(163,084)	(1,208,848)
Billings in excess of revenue earned	695,565	397,121	(4,742)
Net cash used in operating activities	(4,417,157)	(21,026,854)	(28,103,782)
Cash flows from investing activities:
Proceeds from sale of marketable debt securities	12,148,117	7,454,139	26,646,078
Purchase of marketable debt securities	—	—	(5,697,329)
Equity investments purchase	—	(2,500,000)	(1,000,000)
Other assets	193,186	(41,031)	(8,373)
Capital expenditures	(542,862)	(170,186)	(1,183,131)
Net cash provided by investing activities	11,798,441	4,742,922	18,757,245
Cash flows from financing activities:
Sale of treasury stock, net of costs	3,829,462	—	—
Sale of registered stock, net of costs	—	8,038,529	—
Settlements of restricted stock for tax withholding obligations	(139,926)	(45,513)	(208,015)
Distribution to noncontrolling interest holder	—	—	(699,105)
Net cash provided by (used in) financing activities	3,689,536	7,993,016	(907,120)
Effect of exchange rate changes on cash	12,802	(6,184)	(268,223)
Net increase (decrease) in cash and cash equivalents	11,083,622	(8,297,100)	(10,521,880)
Cash and cash equivalents at beginning of year	6,029,247	14,326,347	24,848,227
Cash and cash equivalents at end of year	$17,112,869	$6,029,247	$14,326,347
Supplemental disclosure of cash flow information:
Income taxes paid	$—	$—	$1,374,000
Construction in progress included in accrued expenses	$257,000	$—	$—

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

Fiscal Year

The Company’s fiscal year ends on the last Saturday in December. The fiscal years ended December 26, 2020, December 28, 2019, and December 29, 2018 includes 52 weeks and are referred to as fiscal years 2020, 2019 and 2018, respectively, herein. Because our fiscal year ends on the last Saturday of December every seven years we have a fiscal year with 53 weeks.

Principles of Consolidation

The consolidated financial statements include the accounts of the Kopin Corporation, its wholly owned subsidiaries and a majority owned 80% subsidiary, eMDT America Inc. (“eMDT”), located in California (collectively the Company). Net loss attributable to noncontrolling interest in the Company’s Consolidated Statement of Operations represents the portion of the results of operations of which is allocated to the shareholders of the equity interests not owned by the Company. All intercompany transactions and balances have been eliminated.

Revenue Recognition

The Company adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) effective December 31, 2017 and applied the modified retrospective method. The Company recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of accumulated deficit.

Substantially all of our product revenues are either derived from the sales of components or subassemblies for use in defense applications or industrial headset systems. We also have development contracts for the design, manufacture and or modification of products for the U.S. government or prime contractors for the U.S. government and for customers that expects to sell into the industrial or consumer markets. The Company’s contracts with the U.S. government are typically subject to the Federal Acquisition Regulations (“FAR”) and are priced based on estimated or actual costs of producing goods. The FAR provides guidance on the types of costs that are allowable in establishing prices for goods provided under U.S. government contracts. The pricing for non-U.S. government contracts is based on the specific negotiations with each customer.

Our fixed-price contracts with the U.S. government or other customers may result in revenue recognized in excess of amounts currently billed. We disclose the excess of revenues over amounts actually billed as Contract assets and unbilled receivables on the balance sheet. Amounts billed and due from our customers are classified as Accounts receivable on the balance sheets. In some instances, the U.S. government retains a small portion of the contract price until completion of the contract. The portion of the payments retained until final contract settlement is not considered a significant financing component because the intent is to protect the customer. For contracts with the U.S. government and some commercial customers, we typically receive interim payments either as work progresses or by achieving certain milestones or based on a schedule in the contract. We recognize a liability for these advance payments in excess of revenue recognized and present it as Contract liabilities and billings in excess of revenue earned on the balance sheets. The advanced payment typically is not considered a significant financing component because it is used to meet working capital demands that can be higher in the early stages of a contract and to protect us from the other party failing to adequately complete some or all of its obligations under the contract. For industrial and consumer purchase orders, we typically receive payments within 30 to 60 days of shipments of the product, although for some purchase orders, we may require an advanced payment prior to shipment of the product.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

For our commercial customers, the Company’s revenue is recognized when obligations under the terms of a contract with our customer is satisfied and the Company transfers control of the products or services, which is generally upon delivery to the customer. Revenue is recorded as the amount of consideration we expect to receive in exchange for transferring goods or providing services. Provisions for product returns and allowances are reductions in the transaction price and are recorded in the same period as the related revenues. We analyze historical returns, current economic trends and changes in customer demand when evaluating the adequacy of sales returns and other allowances. Certain product sales are made to distributors under agreements allowing for a limited right of return on unsold products. Sales to distributors are primarily made for sales to the distributors’ customers and not for stocking of inventory. Sales, value add and other taxes we collect concurrent with revenue-producing activities are excluded from revenue.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The rights and benefits to the Company’s intellectual property are conveyed to certain customers through technology license agreements. These agreements may include other performance obligations including the sale of product to the customer. When the license is distinct from other obligations in the agreement, the Company treats the license and other performance obligations as separate performance obligations. Accordingly, the license is recognized at a point in time or over time based on the standalone selling price. The sale of materials is recognized at a point in time, which occurs with the transfer of control of the Company’s products or services. In certain instances, the Company is entitled to sales-based royalties under license agreements. These sales-based royalties are recognized when they are earned. Revenues from sales-based royalties under license agreements are shown under Research and development and other revenues on the Company’s Consolidated Statements of Operations.

In accordance with the new revenue standard requirements, the impact of adoption on the Company’s consolidated statement of operations for the fiscal year 2018 was as follows:

Statement of Operations	As Reported	Balances Without Adoption of Topic 606	Effect of Change Higher/(Lower)
Net product revenues	$19,211,115	$19,726,901	$(515,786)
Research and development and other revenues	5,253,890	5,600,066	(346,176)
Cost of product revenues	15,831,441	16,809,343	(977,902)
Net loss attributable to Kopin Corporation	$(34,533,542)	$(34,649,482)	$115,940

See Note 15. Segments and Disaggregation of Revenue for additional information regarding the disaggregation of the Company’s revenue by major source.

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

Contract Liabilities

Contract liabilities consist of advance payments and billings in excess of revenue recognized for the contract.

Performance Obligations

The Company’s revenue recognition related to performance obligations that were satisfied at a point in time and over time were as follows:

Fiscal year ended	2020	2019	2018
Point in time	34%	64%	60%
Over time	66%	36%	40%

The value of remaining performance obligations represents the transaction price of orders for which work has not been performed and excludes unexercised contract options and potential orders under ordering-type contracts (e.g., indefinite-delivery, indefinite-quantity (“IDIQ”)). As of December 26, 2020, the aggregate amount of the transaction price allocated to remaining performance obligations was $25.5 million, which the Company expects to recognize revenue over the next 12 months. The remaining performance obligations represent amounts to be earned under government contracts, which are subject to cancellation.

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

The Company uses the specific identification method as a basis for determining cost and calculating realized gains and losses with respect to marketable debt securities. The gross gains and losses realized related to sales and maturities of marketable debt securities were not material during the fiscal years ended 2020, 2019 and 2018.

Fair Value of Financial Instruments

Financial instruments consist of marketable debt securities, accounts receivable and certain current liabilities. These assets (excluding marketable securities which are recorded at fair value) and liabilities are carried at cost, which approximates fair value.

Inventory

Inventories are stated at standard cost adjusted to approximate the lower of cost (first-in, first-out method) or net realizable value. The Company adjusts inventory carrying value for the estimated difference between the cost of inventory and the estimated net realizable value based upon assumptions about future demand and market conditions. The Company fully reserves for inventories and non-cancellable purchase orders for inventory deemed obsolete. The Company performs periodic reviews of inventory items to identify excess inventories on hand by comparing on-hand balances to anticipated usage using recent historical activity as well as anticipated or forecasted demand. If estimates of customer demand diminish further or market conditions become less favorable than those projected by the Company, additional inventory adjustments may be required. Inventory write-downs are inherently difficult to assess and dependent on market conditions. At the point of a loss recognition, a new, lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established basis.

Inventory consists of the following at December 26, 2020 and December 28, 2019:

	2020	2019
Raw materials	$3,609,710	$2,630,156
Work-in-process	565,986	711,475
Finished goods	280,060	427,065
	$4,455,756	$3,768,696

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

Extended Warranties

The Company recognizes revenue from an extended warranty on the straight-line method over the life of the extended warranty, which is typically 12 to 18 months beyond the standard 12 month warranty. The Company classifies the current portion of extended warranties under contract liabilities and billings in excess of revenue earned and the noncurrent portion of extended warranties under contract liabilities, noncurrent in its consolidated balance sheets. The Company currently has approximately less than $10,000 of contract liabilities related to extended warranties at December 26, 2020.

Asset Retirement Obligations

The Company recorded asset retirement obligations (“ARO”) liabilities of $0.3 million at December 26, 2020 and December 28, 2019. This represents the legal obligations associated with retirement of the Company’s assets when the timing and/or method of settling the obligation are conditional on a future event that may or may not be within the control of the Company. Changes in ARO liabilities for fiscal years 2020 and 2019 are as follows:

	2020	2019
Beginning balance	$261,883	$254,098
Exchange rate change	9,457	7,785
Ending balance	$271,340	$261,883

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

The 2017 Act imposes a U.S. tax on global intangible low taxed income (“GILTI”) that is earned by certain foreign affiliates owned by a U.S. shareholder. The Company has made a policy election to treat future taxes related to GILTI as a current period expense in the reporting period in which the tax is incurred.

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

The following were not included in weighted-average common shares outstanding-diluted because they are anti-dilutive:

	2020	2019	2018
Nonvested restricted common stock	3,051,874	1,863,124	2,213,249

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk other than marketable securities consist principally of trade accounts receivable. Trade receivables are primarily derived from sales to manufacturers of consumer electronic devices and wireless components or defense applications. The Company sells its products to customers worldwide and generally does not require collateral. The Company maintains a reserve for potential credit losses.

The Company primarily invests its excess cash in government backed and corporate debt securities that management believes to be of high credit worthiness, which bear lower levels of relative credit risk. The Company relies on rating agencies to ascertain the credit worthiness of its marketable securities and, where applicable, guarantees made by the Federal Deposit Insurance Company.

Other-than-Temporary Impairments

The Company conducts a review of its marketable debt securities on a quarterly basis for the presence of other-than-temporary impairment (“OTTI”). The Company assesses whether OTTI is present when the fair value of a debt security is less than its amortized cost basis at the balance sheet date. Under these circumstances OTTI is considered to have occurred (1) if the Company intends to sell the security before recovery of its amortized cost basis; (2) if it is “more likely than not” the Company will be required to sell the security before recovery of its amortized cost basis; or (3) the present value of expected cash flows is not sufficient to recover the entire amortized cost basis.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company further estimates the amount of OTTI resulting from a decline in the creditworthiness of the issuer (credit-related OTTI) and the amount of non credit-related OTTI. Non credit-related OTTI can be caused by such factors as market illiquidity. Credit-related OTTI is recognized in earnings while non credit-related OTTI on securities not expected to be sold is recognized in other comprehensive income (loss). The Company record a gain of approximately $0.2 million in fiscal year 2020 from the reversal of an OTTI previously recorded. The Company did not record any OTTI for the fiscal years 2020, 2019 and 2018.

Stock-Based Compensation

The fair value of nonvested restricted common stock awards is generally the quoted price of the Company’s equity shares on the date of grant. The nonvested restricted common stock awards require the employee to fulfill certain obligations, including remaining employed by the Company for periods ranging from one to five years (the vesting period) and in certain cases also require meeting either performance criteria or market condition. The performance criteria primarily consist of the achievement of established milestones. For nonvested restricted common stock awards which solely require the recipient to remain employed with the Company, the stock compensation expense is amortized over the anticipated service period. For nonvested restricted common stock awards which require the achievement of performance criteria, the Company reviews the probability of achieving the performance goals on a periodic basis. If the Company determines that it is probable that the performance criteria will be achieved, the amount of compensation cost derived for the performance goal is amortized over the service period. If the performance criteria are not met, no compensation cost is recognized, and any previously recognized compensation cost is reversed. The Company recognizes compensation costs on a straight-line basis over the requisite service period for time vested awards.

The value of restricted stock grants that vest based on market conditions is computed on the date of grant using the Monte Carlo model. The fair value of stock option awards is estimated on the date of grant using the Black-Scholes-Merton option-pricing model. There were no stock options granted in fiscal years 2020, 2019 or 2018.

Comprehensive Loss

Comprehensive loss is the total of net (loss) income and all other non-owner changes in equity including such items as unrealized holding (losses) gains on marketable equity and debt securities classified as available-for-sale and foreign currency translation adjustments.

The components of accumulated other comprehensive income are as follows:

	Cumulative Translation Adjustment	Unrealized holding (loss) gain on marketable securities	Reclassifications of gain (loss) of marketable securities in net loss	Accumulated Other Comprehensive Income
Balance as of December 30, 2017	$3,231,706	$387,733	$(54,660)	$3,564,779
Changes during year	(1,794,768)	(264,949)	49,525	(2,010,192)
Balance as of December 29, 2018	1,436,938	122,784	(5,135)	1,554,587
Changes during year	(206,580)	446,533	(37,356)	202,597
Balance as of December 28, 2019	1,230,358	569,317	(42,491)	1,757,184
Changes during year	(67,852)	(183,870)	(21,028)	(272,750)
Balance as of December 26, 2020	$1,162,506	$385,447	$(63,519)	$1,484,434

Goodwill

We account for goodwill in accordance with ASC Topic 350. Under ASC Topic 350, goodwill is considered to have an indefinite life, and is carried at cost. Goodwill is not amortized, but is subject to an annual impairment test, as well as between annual tests when events or circumstances indicate that the carrying value may not be recoverable.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company’s policy is to perform impairment tests of goodwill at its reporting unit level when applicable. The goodwill valuations that are utilized to test these assets for impairment depend on a number of significant estimates and assumptions, including macroeconomic conditions, overall growth rates, competitive activities, cost containment, Company business plans and the discount rate applied to cash flows. As of December 26, 2020 and December 28, 2019, the ending balance of goodwill was zero.

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

Leases

Effective December 30, 2018 (the first day of fiscal year 2019), the Company adopted the requirements of the new lease standard Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) using the modified retrospective approach, applying the new lease requirements at the beginning of fiscal year 2019. In addition, the Company elected the package of practical expedients permitted under the transition guidance within the new standard, which, among other things, allows it to carry forward the historical lease classification. The Company did not elect the practical expedient to use hindsight in determining the lease term and in assessing impairment of right-of-use assets. The adoption of the standard resulted in the recognition of operating lease right-of-use assets of $3.7 million and operating lease liabilities of $3.8 million, of which $1.0 million was classified as current at the beginning of fiscal year 2019. The standard had no material impact on the Company’s results of operations or cash flows and there was no cumulative impact on accumulated deficit as of December 30, 2018. In addition, new disclosures are provided to enable readers to assess the amount, timing and uncertainty of cash flows arising from leases.

The Company determines if an arrangement is a lease or contains an embedded lease at inception. For lease arrangements with both lease and non-lease components (e.g., common-area maintenance costs), the Company accounts for the non-lease components separately.

All of the Company’s leases are operating leases. Operating lease right-of-use assets and operating lease liabilities are recognized based on the present value of future lease payments over the lease term at the commencement date. The operating lease right-of-use assets also includes any initial direct costs and any lease payments made at or before the commencement date and is reduced for any unrestricted incentives received at or before the commencement date.

For the majority of the Company’s leases, the discount rate used to determine the present value of the lease payments is the Company’s incremental borrowing rate at the lease commencement date, as the implicit rate is not readily determinable. The discount rate represents a risk-adjusted rate on a secured basis and is the rate at which the Company would borrow funds to satisfy the scheduled lease liability payment streams commensurate with the lease term. For new or renewed leases starting in 2019, the discount rate is determined using available data at lease commencement and based on the lease term including any reasonably certain renewal periods.

Some of the Company’s leases include options to extend or terminate the lease. The Company includes these options in the recognition of the Company’s ROU assets and lease liabilities when it is reasonably certain that the Company will exercise the option. In most cases, the Company has concluded that renewal and early termination options are not reasonably certain of being exercised by the Company (and thus not included in our ROU asset and lease liability) unless there is an economic, financial or business reason to do so. None of our leases include variable lease-related payments, such as escalation clauses based on the consumer price index (“CPI”) rates or residual guarantees.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in ASU 2016-13 will provide more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The ASU is effective for annual reporting periods beginning after December 15, 2019, including interim periods within that year. Following the release of ASU 2019-10 in November 2019, the new effective date, as long as the Company remains a smaller reporting company, would be annual reporting periods beginning after December 15, 2022. The Company is currently evaluating the impact, if any, the adoption of ASU 2016-13 may have on its consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in ASU 2019-12 provide for simplified accounting to several income tax situations and removal of certain accounting exceptions. The ASU is effective for annual reporting periods beginning after December 15, 2020, including interim periods within those periods. The Company does not expect the impact of the adoption of ASU 2019-12 to be material to its consolidated financial statements.

2. Property, Plant and Equipment

Property, plant and equipment consisted of the following at December 26, 2020 and December 28, 2019:

	Useful Life	2020	2019
Equipment	3-5 years	$15,031,726	$16,344,040
Leasehold improvements	Life of the lease	3,574,103	3,577,809
Furniture and fixtures	3 years	101,777	101,777
Equipment under construction		374,010	—
		19,081,616	20,023,626
Accumulated depreciation and amortization		(17,454,686)	(18,550,285)
Property, plant and equipment, net		$1,626,930	$1,473,341

Depreciation expense for the fiscal years 2020, 2019 and 2018 was approximately $0.7 million, $0.8 million and $1.0 million, respectively.

During the fiscal year 2018, the Company recorded asset impairment charges of $2.5 million associated with equipment that either is not currently being utilized or will not be utilized for its remaining useful life and is not recoverable.

3. Leases

The Company enters into operating leases primarily for manufacturing, engineering, research, administration and sales facilities, and information technology (“IT”) equipment. At December 26, 2020 and December 28, 2019, the Company did not have any finance leases. Almost all of our future lease commitments, and related lease liability, relate to the Company’s facility leases. Some of the Company’s leases include options to extend or terminate the lease.

2020
Operating lease cost	$1,155,967

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

At December 26, 2020, the Company’s future lease payments under non-cancellable leases were as follows:

2021	1,065,879
2022	657,084
2023	201,333
Total future lease payments	1,924,296
Less imputed interest	(115,546)
Total	1,808,750

Supplemental cash flow information related to leases was as follows:

2020
Cash paid for amounts included in the measurement of operating lease liabilities	$1,196,386

Other information related to leases was as follows:

2020
Weighted Average Discount Rate—Operating Leases	6.15%
Weighted Average Remaining Lease Term—Operating Leases (in years)	2.22

Supplemental Information for Comparative Periods

Prior to December 30, 2018, the Company accounted for its leases in accordance with Topic 840, Leases. The Company leases various facilities.

Amounts incurred under operating leases are recorded as rent expense on a straight-line basis. Total rent expense in the fiscal year ended 2018 was approximately $1.4 million.

4. Contract Assets and Liabilities

Net contract assets (liabilities) consisted of the following:

	December 26, 2020	December 28, 2019	$ Change	% Change
Contract assets and unbilled receivables	$3,521,753	$921,082	$2,600,671	282%
Contract liabilities and billings in excess of revenue earned	(1,493,847)	(796,794)	(696,053)	87%
Contract liabilities, noncurrent	(5,069)	(6,557)	1,488	(23)%
Net contract assets	$2,022,837	$117,731	$1,905,106	1618%

The $1.9 million increase in the Company’s net contract assets from December 28, 2019 to December 26, 2020 was primarily due to change in its fixed-price contracts with the U.S. government that resulted in revenue recognized in excess of amounts billed and product revenue recognized over time for defense programs.

The Company recognized revenue of approximately $0.6 million and $0.8 million related to our contract liabilities at December 26, 2020 and December 28, 2019, respectively.

The Company did not recognize impairment losses on our contract assets during the years ended December 26, 2020 and December 28, 2019.

5. Business Combinations

In March 2017, we purchased 100% of the outstanding stock of NVIS, a producer of virtual reality systems for 3D applications. As part of the purchase, we paid $1.8 million in contingent consideration through March 28, 2020. There are no remaining contingent payment obligations related to the NVIS purchase as of December 26, 2020.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6. Goodwill and Intangibles

A rollforward of the Company’s goodwill is as follows:

Total
Balance, December 29, 2018	$331,344
Impairment of goodwill	(331,344)
Balance, December 28, 2019	$—

In 2019, the Company performed a qualitative impairment analysis of goodwill for e-MDT operating unit and determined that the discounted cash flows were not in excess of the carrying value. As a result of the analysis, the Company recorded impairment of goodwill of $0.3 million for the year ended December 28, 2019. At December 29, 2018, the Company performed an impairment analysis of goodwill based on a comparison of the discounted cash flows to the recorded carrying value of the reporting units, and determined that the discounted cash flows were not in excess of the carrying value of the NVIS reporting unit. At December 29, 2018, the Company decided to discontinue operations at its wholly-owned subsidiary, Kopin Software Ltd. and expects no future cash flows to support the carrying amount of goodwill. As a result, the Company recorded an impairment of goodwill for NVIS and Kopin Software Ltd. of $1.4 million for the year ended December 29, 2018. The input methods for goodwill are analyzed for impairment on a nonrecurring basis using fair value measurements with unobservable inputs, which is Level 3 in the fair value hierarchy.

The Company recognized $0.9 million in amortization expense for the fiscal years ended 2018 related to intangible assets. The Company did not recognize any amortization expense in 2020 or 2019. At December 26, 2020, the Company has a carrying value of $2.5 million and accumulated amortization of $2.5 million related to intangibles. The intangibles have no remaining useful life.

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

The following table details the fair value measurements of the Company’s financial assets:

		Fair Value Measurement at December 26, 2020 Using:
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$17,112,869	$17,112,869	$—	$—
U.S. government and agency backed securities	1,023,120	—	1,023,120	—
Corporate debt	2,612,561	—	2,612,561	—
Equity Investments	4,523,525	293,891	—	4,229,634
	$25,272,075	$17,406,760	$3,635,681	$4,229,634

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

		Fair Value Measurement at December 28, 2019 Using:
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$6,029,247	$6,029,247	$—	$—
U.S. government and agency backed securities	8,296,870	—	8,296,870	—
Corporate debt	7,456,127	—	7,456,127	—
Equity Investments	4,537,159	386,711	—	4,150,448
	$26,319,403	$6,415,958	$15,752,997	$4,150,448

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value because of their short-term nature. If accrued liabilities were carried at fair value, these would be classified as Level 2 in the fair value hierarchy.

Changes in Level 3 investments are as follows:

	December 28, 2019	Net unrealized gains	Impairment Charge	Transfers in and or out of Level 3	December 26, 2020
Equity Investments	$4,150,448	$259,186	$(180,000)	$—	$4,229,634

Equity Investments

Equity investments rarely traded or not quoted will generally have less (or no) pricing observability and a higher degree of judgment utilized in measuring fair value. Initial measurement of equity investments occurs when an observable price for the equity investment is available. The Company adopted the measurement alternative for equity investments without readily determinable fair values (often referred to as cost method investments) on a prospective basis. As a result, these investments will be revalued upon occurrence of an observable price change for similar investments and for impairments. The Company has limited, if any, control over their governance, financial reporting and operations. The Company relies on the financial reporting provided by these investments in order to evaluate them for possible impairment. As a result, we face certain operating, financial and other risks relating to these investments, including risks related to the financial strength of the investments.

The Company acquired an equity interest in a company in the first quarter of 2018. The Company made $1.9 million in payments to acquire this interest as of December 26, 2020. The Company also contributed certain intellectual property. For the years ended December 26, 2020 and December 28, 2019, the Company recorded approximately $0.3 million and $0.1 million of unrealized gain and loss, respectively, on this equity investment respectively due to a fluctuation in the foreign exchange rate. As of December 26, 2020, the Company owned an approximate 11% interest in this investment and the fair value of this equity investment was $3.8 million at December 26, 2020.

In 2017 the Company had a warrant to acquire up to 15% of the next round of equity offered by a customer as part of the licensing of technology to the customer. The Company used the pricing and terms of the qualified financing round by the customer in determining the value of its Series A warrant and recorded a gain of $2.0 million. The Company acquired an equity interest in the customer by exercising the Series A warrant into Series A shares in the second quarter of 2018 and recorded a loss of less than $0.1 million. In addition, the Company acquired shares of the customer’s Series B shares valued at $2.5 million based on the fair value of the Series B at the closing in May 2019. During the second quarter of 2019, the Company recognized a $0.8 million gain based on an observable price change for the Series A shares by using the customer’s Series B capital structure, pricing of the shares being offered and the liquidation preference of Series B. In the fourth quarter of 2019, the Company reviewed the financial condition and other factors of the customer and, as a result, the Company recorded an impairment charge of $5.2 million to reduce its investment in the customer to zero as of December 28, 2019. As of December 26, 2020, the Company owned an approximate 3% interest in this investment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

On September 30, 2019 the Company entered into an Asset Purchase Agreement (the “Solos Purchase Agreement”) pursuant to which the Company sold and licensed certain assets of our SolosTM (“Solos”) product line and WhisperTM Audio (“Whisper”) technology. As consideration for the transaction the Company received a 20.0% equity stake in Solos Incorporation (“Solos Inc.”). The Company’s 20.0% equity stake will be maintained until Solos Inc. has raised a total of $7.5 million in equity financing. The Company will also receive a royalty in the single digits on the net sales amount of Solos products for a three-year period, after commencement of commercial production. The Company has performed the analysis and identified Solos Technology as a variable interest entity that should not be consolidated by Kopin, as Kopin is not the primary beneficiary of the entity. Kopin is not obligated to provide any additional funding support to Solos Inc., and its potential loss exposure is the value of the investment recorded on its books. Based on the price paid for equity by the other 80.0% owners of Solos Inc., volatility based on a peer group and assumptions about the risk free interest rate, the Company estimated the fair value of its’ equity holdings at $0.6 million and recorded $0.6 million gain on investment for this equity transaction as the basis of assets transferred was zero. In 2020 the Company performed impairment analysis and wrote the investment down to $0.4 million as of December 26, 2020.

Marketable Debt Securities

The corporate debt consists of floating rate notes with a maturity that is over multiple years but has interest rates that are reset every three months based on the then-current three-month London Interbank Offering Rate (“three-month Libor”). The Company validates the fair market values of the financial instruments above by using discounted cash flow models, obtaining independent pricing of the securities or through the use of a model that incorporates the three-month Libor, the credit default swap rate of the issuer and the bid and ask price spread of the same or similar investments which are traded on several markets. Investments in available-for-sale marketable debt securities are as follows at December 26, 2020 and December 28, 2019:

	Amortized Cost		Unrealized Gains/(Losses)		Fair Value
	2020	2019	2020	2019	2020	2019
U.S. government and agency backed securities	$1,003,941	$8,304,229	$19,179	$(7,359)	$1,023,120	$8,296,870
Corporate debt	2,603,704	7,459,298	8,857	(3,171)	2,612,561	7,456,127
Total	$3,607,645	$15,763,527	$28,036	$(10,530)	$3,635,681	$15,752,997

The contractual maturity of the Company’s marketable debt securities is as follows at December 26, 2020:

	Less than One year	One to Five years	Total
U.S. government and agency backed securities	$—	$1,023,120	$1,023,120
Corporate debt	1,102,171	1,510,390	2,612,561
Total	$1,102,171	$2,533,510	$3,635,681

8. Stockholders’ Equity and Stock-Based Compensation

Sale of Treasury Stock:

During the three months and year ended December 26, 2020, the Company sold 1,949,101 shares of its common stock for approximately $3.8 million, net of offering expenses, through the sale of shares under its At The Market Offering Agreement, dated December 14, 2018. Commissions paid were approximately $120,000. The Company intends to use the net proceeds from sales made under the ATM offering for working capital and other general corporate purposes.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Restricted Stock Awards

In 2020, the Company adopted a 2020 Equity Incentive Plan (“2020 Equity Plan”) which authorized the issuance of shares of common stock to employees, non-employees, and the Board. The 2020 Equity Plan was a successor to the Company’s 2010 Equity Incentive Plan (“2010 Equity Plan”). The number of shares authorized under the 2020 Equity Plan was 4,000,000 shares of Company Stock. In addition, shares of the Company Stock underlying any outstanding award granted under the 2010 Equity Plan that expires, or is terminated, surrendered or forfeited for any reason without issuance of such shares shall be available for the award of new Grants under this Plan. As of December 26, 2020, the Company has approximately 2.4 million shares of common stock authorized and available for issuance under the Company’s 2020 Equity Plan.

The fair value of non-vested restricted common stock awards is generally the market value of the Company’s common stock on the date of grant. The non-vested restricted common stock awards require the employee to fulfill certain obligations, including remaining employed by the Company for periods ranging from one to five years (the vesting period) and in certain cases also require meeting either performance criteria or the Company’s stock achieving a certain price. For non-vested restricted common stock awards that solely require the recipient to remain employed with the Company, the stock compensation expense is amortized over the anticipated service period. For non-vested restricted common stock awards that require the achievement of performance criteria, the Company reviews the probability of achieving the performance goals on a periodic basis. If the Company determines that it is probable that the performance criteria will be achieved, the amount of compensation cost derived for the performance goal is amortized over the anticipated service period. If the performance criteria are not met, no compensation cost is recognized and any previously recognized compensation cost is reversed.

	Shares	Weighted Average Grant Fair Value
Outstanding at December 30, 2017	2,629,274	$3.31
Granted	1,549,000	2.25
Forfeited	(872,025)	3.78
Vested	(1,093,000)	3.05
Outstanding at December 29, 2018	2,213,249	2.51
Granted	645,000	0.57
Forfeited	(355,625)	2.95
Vested	(639,500)	2.98
Balance at December 28, 2019	1,863,124	1.60
Granted	2,381,000	1.42
Forfeited	(153,595)	1.71
Vested	(1,038,655)	0.96
Balance at December 26, 2020	3,051,874	$1.67

On December 31, 2020 (fiscal year beginning 2021), the Company amended the employment agreement with our CEO Dr. John Fan to expire on December 24, 2022 and as part of the amendment issued five tranches of 188,000 shares of restricted stock grants. The grants will vest upon the achievement of the Company’s stock price reaching certain levels for 20 consecutive trading day period following the grant date. The Company used a Monte Carlo model to determine the estimated fair value of the awards. Total compensation expense resulting from the awards is approximately $2.1 million. The Company’s stock price met the required levels in the first quarter of fiscal year 2021 and the total stock compensation expense was recognized in the first quarter of fiscal year 2021. All of the grants are subject to certain acceleration events and terminate on December 24, 2022. The following table describes inputs used to calculate fair value of the restricted stock grants:

Expected volatility	94.2%
Interest rate	0.2%
Expected life (years)	0.7
Dividend yield	—%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Stock-Based Compensation

The following table summarizes stock-based compensation expense within each of the categories below as it relates to non-vested restricted common stock awards for the fiscal years 2020, 2019 and 2018 (no tax benefits were recognized):

	2020	2019	2018
Cost of product revenues	$113,517	$102,629	$418,605
Research and development	204,599	295,872	725,112
Selling, general and administrative	503,006	1,658,899	3,647,337
Total	$821,122	$2,057,400	$4,791,054

Unrecognized compensation expense for non-vested restricted common stock as of December 26, 2020 totaled $2.0 million and is expected to be recognized over a weighted average period of approximately four years.

9. Concentrations of Risk

Ongoing credit evaluations of customers’ financial condition are performed and collateral, such as letters of credit, are generally not required. Customer’s accounts receivable balance as a percentage of total accounts receivable was as follows:

	Percent of Gross Accounts Receivable
Customer	December 26, 2020	December 28, 2019
Collins Aerospace	45%	23%
DRS Network & Imaging Systems, LLC	15%	22%
Scott Safety	*	12%
RealWear, Inc.	*	10%

Note: The symbol “*” indicates that accounts receivables from that customer were less than 10% of the Company’s total accounts receivable.

Sales to significant non-affiliated customers for fiscal years 2020, 2019 and 2018, as a percentage of total revenues, is as follows:

	Sales as a Percent of Total Revenue
	Fiscal Year
Customer	2020	2019	2018
Defense Customers in Total	50%	30%	36%
General Dynamics	*	*	11%
DRS Network & Imaging Systems, LLC	35%	17%	*
Collins Aerospace	27%	*	20%
RealWear, Inc.	*	20%	*
Funded Research and Development Contracts	25%	17%	20%

Note: The symbol “*” indicates that sales to that customer were less than 10% of the Company’s total revenues. The caption “Defense Customers in Total” excludes research and development contracts.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10. Income Taxes

The provision for income taxes from continuing operations consists of the following for the fiscal years indicated:

	Fiscal Year
	2020	2019	2018
Current
State	$—	$4,000	$5,000
Foreign	129,000	104,000	25,000
Total current provision	129,000	108,000	30,000
Deferred
Federal	(1,075,000)	(5,165,000)	(7,307,000)
State	(321,000)	(2,341,000)	(360,000)
Foreign	(19,000)	(56,000)	300,000
Change in valuation allowance	1,415,000	7,562,000	7,367,000
Total (benefit) deferred provision	—	—	—
Total provision for income taxes	$129,000	$108,000	$30,000

The following table sets forth the changes in the Company’s balance of unrecognized tax benefits for the year ended:

Total
Unrecognized tax benefits at December 29, 2018	$394,000
Gross increases—prior year tax positions	—
Unrecognized tax benefits at December 28, 2019	394,000
Gross increases—current year tax positions	—
Unrecognized tax benefits at December 26, 2020	$394,000

U.S. GAAP requires applying a ‘more likely than not’ threshold to the recognition and derecognition of uncertain tax positions either taken or expected to be taken by the Company’s income tax returns. The total amount of our gross tax liability for tax positions that may not be sustained under a ‘more likely than not’ threshold amounts to $0.4 million as of December 26, 2020 and December 28, 2019. The Company’s policy regarding the classification of interest and penalties is to include these amounts as a component of income tax expense. The total amount of accrued interest and penalties related to the Company’s unrecognized tax benefits was $0.9 million and $0.8 million as of December 26, 2020 and December 28, 2019 respectively.

Net operating losses were not utilized in 2020, 2019 and 2018 to offset federal and state taxes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The actual income tax provision reported from operations are different than those which would have been computed by applying the federal statutory tax rate to loss before income tax provision. A reconciliation of income tax (benefit) provision from continuing operations as computed at the U.S. federal statutory income tax rate to the provision for income tax benefit is as follows:

	Fiscal Year
	2020	2019	2018
Tax provision at federal statutory rates	$(925,000)	$(6,196,000)	$(7,515,000)
State tax liability	—	4,000	5,000
Foreign deferred tax rate differential	(38,000)	(64,000)	(39,000)
Foreign withholding	—	—	301,000
Outside basis in Kowon, net unremitted earnings	—	—	(468,000)
Permanent items	238,000	1,964,000	186,000
Increase in net state operating loss carryforwards	(233,000)	(1,985,000)	(406,000)
Utilization of net operating losses for U.K. research and development refund	(151,000)	(148,000)	—
Provision to tax return adjustments and tax rate change	(180,000)	803,000	(76,000)
Tax credits	9,000	(1,931,000)	239,000
Non-deductible 162M compensation limitations	—	—	13,000
Equity compensation	(121,000)	16,000	290,000
Uncertain tax position for transfer pricing	129,000	105,000	91,000
Other, net	(14,000)	(22,000)	45,000
Change in valuation allowance	1,415,000	7,562,000	7,364,000
Total provision	$129,000	$108,000	$30,000

Pretax foreign income from continuing operations was approximately $1.0 million for the fiscal year ended 2020, $1.3 million for fiscal year ended 2019, and pretax foreign loss from continuing operations was approximately $0.7 million for fiscal year ended 2018. Deferred income taxes are provided to recognize the effect of temporary differences between tax and financial reporting. Deferred income tax assets and liabilities consist of the following:

	Fiscal Year
	2020	2019
Deferred tax liability:
Foreign withholding liability	$(554,000)	$(525,000)
Deferred tax assets:
Federal net operating loss carryforwards	46,311,000	44,820,000
State net operating loss carryforwards	5,454,000	5,097,000
Foreign net operating loss carryforwards	1,319,000	1,293,000
Equity awards	549,000	428,000
Tax credits	9,153,000	9,161,000
Property, plant and equipment	577,000	524,000
Unrealized losses on investments	2,860,000	2,641,000
Other	757,000	1,603,000
Net deferred tax assets	66,426,000	65,042,000
Valuation allowance	(66,980,000)	(65,566,000)
	$(554,000)	$(524,000)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The valuation allowance was approximately $67.0 million and $65.6 million at December 26, 2020 and December 28, 2019, respectively, primarily driven by U.S. net operating loss carryforwards (“NOLs”) and tax credits that the Company does not believe will ultimately be realized.

Deferred tax assets and liabilities—

As of December 26, 2020, the Company has available for tax purposes NOLs of $160.3 million expiring 2021 through 2038 and $60.1 million that have an unlimited carryover period. The Company has recognized a full valuation allowance on its net deferred tax assets as the Company has concluded that such assets are not more likely than not to be realized.

The 2017 Tax Act imposes a mandatory transition tax on accumulated foreign earnings and eliminates U.S. taxes on foreign subsidiary distribution. As a result, earnings in foreign jurisdictions are available for distribution to the U.S. without incremental U.S. income taxes.

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

11. Accrued Warranty

The Company warrants its products against defect for 12 months, however, for certain products a customer may purchase an extended warranty. A provision for estimated future costs and estimated returns for credit relating to such warranty is recorded in the period when product is shipped and revenue is recognized, and is updated as additional information becomes available. The Company’s estimate of future costs to satisfy warranty obligations is based primarily on historical warranty expense experienced and a provision for potential future product failures. Changes in the accrued warranty for fiscal years ended 2020, 2019 and 2018 are as follows:

	Fiscal Year Ended
	December 26, 2020	December 28, 2019	December 29, 2018
Beginning balance	$509,000	$571,000	$649,000
Additions	435,000	471,000	159,000
Claim and reversals	(436,000)	(533,000)	(237,000)
Ending Balance	$508,000	$509,000	$571,000

12. Employee Benefit Plan

The Company has an employee benefit plan pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended. In 2020, the plan allowed employees to defer an amount of their annual compensation up to a current maximum of $19,500 if they are under the age of 50 and $26,000 if they are over the age of 50. The Company matches 50% of all deferred compensation on the first 6% of each employee’s deferred compensation. The amount charged to operations in connection with this plan was approximately $0.3 million in fiscal years 2020, 2019 and 2018.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13. Commitments

The Company entered into an agreement in August 2017 to acquire an approximate 3.5% equity interest in Kunming BOE Display Technology Co., Ltd. (“BOE”), which is located in China, for 35.0 million Chinese Yuan Renminbi (approximately $5.0 million). In 2020 the Company executed an agreement to transfer its equity purchase obligation to another company. Accordingly, the Company is no longer obligated and will not be making the investment.

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

On October 11, 2016, the Company filed its Answer and Affirmative Defenses. The parties completed expert depositions on November 15, 2019. On December 2, 2019, the Company filed a Motion for Partial Summary Judgment requesting the Court dismiss counts 2-7 in their entirety and counts 1 and 8 in part. BlueRadios also filed a Motion for Partial Summary Judgment alleging it is the co-owner of U.S. Patent No. 8,909,296. Responses to the Motions for Partial Summary Judgment were filed on January 15, 2020, and replies were filed on February 19, 2020. On September 25, 2020, the Court denied BlueRadios’ Motion for Partial Summary Judgment. A trial date has not yet been set by the Court. The Company has not concluded a loss from this matter is probable; therefore, we have not recorded an accrual for litigation or claims related to this matter for the period ended December 26, 2020. The Company will continue to evaluate information as it becomes known and will record an estimate for losses at the time or times when it is both probable that a loss has been incurred and the amount of the loss is reasonably estimable.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

15. Segments and Disaggregation of Revenue

Total long-lived assets by country at December 26, 2020 and December 28, 2019 were:

Total Long-lived Assets (in thousands)	2020	2019
U.S.	$3,028	$3,647
United Kingdom	329	442
China	11	37
Japan	39	101
Total	$3,407	$4,227

We disaggregate our revenue from contracts with customers by geographic location and by display application, as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.

Total revenue by geographical area for the fiscal years ended December 26, 2020, December 28, 2019 and December 29, 2018:

	2020		2019		2018
(In thousands, except percentages)	Revenue	% of Total	Revenue	% of Total	Revenue	% of Total
U.S.	$33,031	82%	$14,946	51%	14,436	59%
Other Americas	101	—	134	—%	123	1%
Total Americas	33,132	82%	15,080	51%	14,559	60%
Asia-Pacific	5,798	15%	11,768	40%	6,916	28%
Europe	1,198	3%	2,628	9%	2,948	12%
Other	—	—%	42	—%	42	—%
Total Revenues	$40,128	100%	$29,519	100%	24,465	100%

Total revenue by display application for the fiscal years ended December 26, 2020, December 28, 2019 and December 29, 2018 was as follows:

(In thousands)	2020	2019	2018
Defense	$20,231	$8,729	$8,724
Industrial	6,882	9,717	6,066
Consumer	852	1,777	4,146
R&D	10,123	4,983	5,254
Other	553	61	275
License and royalties	1,487	4,252	—
Total Revenues	$40,128	$29,519	$24,465

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

16. Selected Quarterly Financial Information (Unaudited)

The following tables present Kopin’s quarterly operating results for the fiscal years ended December 26, 2020 and December 28, 2019. The information for each of these quarters is unaudited and has been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, all necessary adjustments, consisting only of normal recurring adjustments, have been included to present fairly the unaudited consolidated quarterly results when read in conjunction with Kopin’s audited consolidated financial statements and related notes. These operating results are not necessarily indicative of the results of any future period.

Quarterly Periods During Fiscal Year Ended December 26, 2020:

(in thousands, except per share data)	Three months ended March 28, 2020	Three months ended June 27, 2020	Three months ended September 26, 2020	Three months ended December 26, 2020
Total revenue	$7,878	$8,815	$9,513	$13,922
Gross profit (2)	271	1,891	1,662	3,295
(Loss) income from operations	(3,541)	(1,095)	(1,108)	981
Net (loss) income attributable to the controlling interest	(3,596)	(1,122)	(957)	1,263
Net (loss) income per share (1):
Basic	$(0.04)	$(0.01)	$(0.01)	$0.02
Diluted	$(0.04)	$(0.01)	$(0.01)	$0.02
Weighted average number of common shares outstanding:
Basic	82,536	82,569	82,596	81,689
Diluted	82,536	82,569	82,596	82,196

(1)	Net loss per share is computed independently for each of the quarters presented; accordingly, the sum of the quarterly net income per share may not equal the total computed for the year.
(2)	Gross profit is defined as net product revenues less cost of product revenues.

Quarterly Periods During Fiscal Year Ended December 28, 2019:

(in thousands, except per share data)	Three months ended March 30, 2019	Three months ended June 29, 2019(3)	Three months ended September 28, 2019	Three months ended December 28, 2019
Total revenue	$5,543	$9,110	$6,139	$8,727
Gross profit (2)	(1,263)	(808)	265	1,188
Loss from operations	(11,584)	(4,838)	(6,402)	(3,556)
Net loss attributable to the controlling interest	(11,331)	(4,260)	(6,625)	(7,290)
Net loss per share (1):
Basic and diluted	$(0.15)	$(0.05)	$(0.08)	$(0.09)
Weighted average number of common shares outstanding:
Basic and diluted	74,969	81,950	82,054	82,155

(1)	Net loss per share is computed independently for each of the quarters presented; accordingly, the sum of the quarterly net income per share may not equal the total computed for the year.
(2)	Gross profit is defined as net product revenues less cost of product revenues.
(3)	Includes $3.5 million revenue from licensing functional IP for the three month period ended June 29, 2019.

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

The Company and Goertek have entered into agreements to jointly develop and commercialize a range of technologies and wearable products. These include: a mutually exclusive supply and manufacturing arrangement for a certain display product for twenty four months after mass production begins; an agreement that provides the Company with the right of first refusal to invest in certain manufacturing capacity for certain products with Goertek; an agreement whereby Goertek will provide system level original equipment manufacturing services for the Company’s wearable products; an arrangement whereby the Company will supply display modules for Goertek’s virtual reality and augmented reality products; and other agreements related to promotion around certain products as well as providing designs relating to head mounted displays.

The Company and RealWear, Inc. (“RealWear”) have entered into agreements where the Company has agreed to supply display modules to RealWear, and license certain intellectual property to RealWear. In conjunction with these agreements the Company received an equity interest in RealWear, one-time $1.5 million license fees and will receive royalties of future product sales. In May 2019, the Company has signed an additional agreement to license certain intellectual property to Realwear for $3.5 million license fee and additional sales-based royalties. Of the $3.5 million license fee, $2.5 million was paid upon signing of the license agreement and the other $1.0 million was paid in quarterly installments of $0.25 million. Additionally, in the second quarter of 2019, we made an additional equity investment in RealWear of $2.5 million as part of an equity raise by RealWear. As of December 28, 2019, we owned approximately 2.8% of RealWear. In the fourth quarter of 2019 Kopin reviewed the financial condition and other factors of RealWear and as a result, in the fourth quarter of 2019, we recorded an impairment charge of $5.2 million to reduce our investment in RealWear to zero as of December 28, 2019.

On September 30, 2019, the Company entered into an Asset Purchase Agreement (the “Solos Purchase Agreement”) with Solos Technology Limited (“Solos Technology”). Pursuant to the Solos Purchase Agreement, the Company sold and licensed to Solos Technology certain assets of our SolosTM (“Solos”) product line and WhisperTM Audio (“Whisper”) technology. As consideration for the transaction the Company received 1,172,000 common shares representing a 20.0% equity stake in Solos Technology’s parent company, Solos Incorporation (“Solos Inc.”). In addition, the Company has agreed to reimburse Solos Technology for sales support provided. Solos Technology has agreed to reimburse the Company for the employee’s time spent on Solos development. As of December 26, 2020, and December 28, 2019, the Company had less than $10,000 and $283,000 respectively of receivables outstanding from Solos Technology and had a payable of less than $10,000 to Solos Technology.

As of December 26, 2020, the Company’s CEO and Chairman, Dr. John C.C. Fan, has an individual ownership interest of 15.7% (13.6% fully diluted) of Solos Inc. Two of Dr. Fan’s family members have also invested in Solos Inc., and collectively hold a 37.5% (32.5% fully diluted) ownership interest in Solos Inc.

During fiscal years 2020, 2019 and 2018, the Company had the following transactions with related parties:

	2020		2019		2018
	Revenue	Purchases	Revenue	Purchases	Revenue	Purchases
Goertek	$—	$—	$—	$747,154	—	646,135
RealWear, Inc.	2,678,335	—	5,778,672	—	1,220,838	—
	$2,678,335	$—	$5,778,672	$747,154	1,220,838	646,135

At December 26, 2020 and December 28, 2019, the Company had the following receivables and payables with related parties:

	December 26, 2020		December 28, 2019
	Receivables	Payables	Receivables	Payables
RealWear, Inc.	817,388	—	646,848	—

18. Subsequent Events

In Q1 2021, we sold 2.4 million shares of common stock for gross proceeds of $16 million (average of $6.66 per share), before deducting broker expenses paid by us of $0.5 million, pursuant to our At-The-Market Equity Offering Sales Agreement dated as of February 8, 2019 with Stifel, Nicolaus & Company, Incorporated, as agent (the “ATM Agreement”). The ATM Agreement has since terminated pursuant to its terms as a result of the sale of all the shares subject to such agreement.

19. Valuation and Qualifying Accounts

The following table sets forth activity in Kopin’s allowance for doubtful accounts:

Fiscal year ended:	Balance at Beginning of Year	Additions Charged to Income	Deductions from Reserve	Balance at End of Year
December 29, 2018	$149,000	$268,000	$(113,000)	$304,000
December 28 2019	304,000	951,000	(317,000)	938,000
December 26, 2020	$938,000	$42,000	$(805,000)	$175,000

INDEX TO EXHIBITS

Exhibits
3.1	Amended and Restated Certificate of Incorporation filed as an exhibit to Registration Statement on Form S-1, File No. 33-57450, and incorporated herein by reference.
3.2	Amendment to Certificate of Incorporation filed as an exhibit to Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2000 and incorporated herein by reference.
3.3	Amendment to Certificate of Incorporation filed as an exhibit to Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2000 and incorporated herein by reference.
3.4	Sixth Amended and Restated By-laws filed as an exhibit to Current Report on Form 8-K filed on April 12, 2019 and incorporated herein by reference.
4.1	Specimen Certificate of Common Stock filed as an exhibit to Registration Statement on Form S-1, File No. 33-45853, and incorporated herein by reference.
4.2	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 filed as an exhibit to Annual Report on Form 10-K for the fiscal year ended December 28, 2019 and incorporated herein by reference.
10.1	Form of Employee Agreement with Respect to Inventions and Proprietary Information filed as an exhibit to Registration Statement on Form S-1, File No. 33-45853, and incorporated herein by reference.
10.2*	Kopin Corporation 2001 Equity Incentive Plan filed as an appendix to Proxy Statement filed on April 20, 2001 and incorporated herein by reference. *
10.3*	Kopin Corporation 2001 Equity Incentive Plan Amendment filed as an exhibit to Registration Statement on Form S-8 filed on August 16, 2002 and incorporated herein by reference. *
10.4*	Kopin Corporation 2001 Equity Incentive Plan Amendment filed as an exhibit to Registration Statement on Form S-8 filed on March 15, 2004 and incorporated herein by reference. *
10.5*	Kopin Corporation 2001 Equity Incentive Plan Amendment filed as an exhibit to Registration Statement on Form S-8 filed on May 10, 2004 and incorporated herein by reference. *
10.6*	Kopin Corporation 2001 Equity Incentive Plan Amendment filed as an exhibit to Registration Statement on Form S-8 filed on April 15, 2008 and incorporated herein by reference. *
10.7*	Kopin Corporation 2001 Supplemental Equity Incentive Plan filed as an exhibit to Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2000 and incorporated herein by reference. *
10.8*	Form of Key Employee Stock Purchase Agreement filed as an exhibit to Registration Statement on Form S-1, File No. 33-45853, and incorporated herein by reference. *
10.9	License Agreement by and between the Company and Massachusetts Institute of Technology dated April 22, 1985, as amended, filed as an exhibit to Registration Statement on Form S-1, File No. 33-45853, and incorporated herein by reference.
10.10	Facility Lease, by and between the Company and Massachusetts Technology Park Corporation, dated October 15, 1993 filed as an exhibit to Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference.
10.11*	Kopin Corporation Form of Stock Option Agreement under 2001 and 2010 Equity Incentive Plans filed as an exhibit to Annual Report on Form 10-K for the fiscal year ended December 25, 2004 and incorporated herein by reference. *
10.12*	Kopin Corporation 2001 and 2010 Equity Incentive Plan Form of Restricted Stock Purchase Agreement filed as an exhibit to Annual Report on Form 10-K for the fiscal year ended December 25, 2004 and incorporated herein by reference. *
10.13*	Kopin Corporation Fiscal Year 2012 Incentive Bonus Plan filed as an exhibit to Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and incorporated herein by reference. *
10.14	Kopin Corporation 2010 Equity Incentive Plan filed with the Company’s Definitive Proxy Statement on Schedule 14 filed as of April 5, 2013 and incorporated by reference herein.
10.15*	Offer Letter, dated January 17, 2019, by and between Kopin Corporation and Paul Baker filed as an exhibit to the Current Report on Form 8-K filed on January 22, 2019 and incorporated by reference herein.
10.16†	Asset Purchase Agreement, dated September 30, 2019, by and between Kopin Corporation, Kopin Display Corporation and Solos Technology Limited.

10.17*	Kopin Corporation 2020 Equity Incentive Plan filed as an exhibit to Current Form on 8-K on May 20, 2020 and incorporated by reference herein.
10.18*	Tenth Amended and Restated Employment Agreement between the Company and Dr. John C.C. Fan, dated as of December 31, 2020
21.1	Subsidiaries of Kopin Corporation
23.1	Consent of Independent Registered Public Accounting Firm - RSM US LLP
23.2	Consent of Independent Registered Public Accounting Firm - Deloitte & Touche LLP
31.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.0

The following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended December 26, 2020, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Stockholder’s Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text.

104	The cover page from the Company’s Annual Report on Form 10-K for the fiscal year ended December 26, 2020, formatted in Inline XBRL and contained in Exhibit 101.

*	Management contract or compensatory plan required to be filed as an Exhibit to this Form 10-K.
†	Portions of this exhibit and the schedules thereto, marked by brackets, have been omitted pursuant to Item 601(b)(10) of Regulation S-K.

Item 16.	Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 5, 2021

KOPIN CORPORATION

By:	/s/ JOHN C.C. FAN
John C.C. Fan Chairman of the Board, Chief Executive Officer, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN C.C. FAN	Chairman of the Board, Chief Executive Officer, President and Director (Principal Executive Officer)	March 5, 2021
John C.C. Fan

/s/ JAMES BREWINGTON	Director	March 5, 2021
James Brewington

/s/ DAVID E. BROOK	Director	March 5, 2021
David E. Brook

/s/ MORTON COLLINS	Director	March 5, 2021
Morton Collins

/s/ RICHARD H. OSGOOD III	Director	March 5, 2021
Richard H. Osgood III

/s/ CHI CHIA HSIEH	Director	March 5, 2021
Chi Chia Hsieh

/s/ SCOTT L. ANCHIN	Director	March 5, 2021
Scott L. Anchin

/s/ RICHARD A. SNEIDER	Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)	March 5, 2021
Richard A. Sneider

