Form 10-Q
period 2021-03-27
KOPIN CORP
filed 2021-05-06
CIK 771266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 27, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number 0-19882

KOPIN CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	04-2833935
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

125 North Drive, Westborough, MA	01581-3335
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (508) 870-5959

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01	KOPN	Nasdaq Capital Market

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 5, 2021
Common Stock, par value $0.01	91,284,873

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

Kopin Corporation

Part 1. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

KOPIN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 27, 2021 (unaudited)	December 26, 2020
ASSETS
Current assets:
Cash and equivalents	$32,203,311	$17,112,869
Marketable debt securities, at fair value	3,430,371	3,635,681
Accounts receivable, net of allowance of $275,000 in 2021 and $175,000 in 2020	7,807,465	9,260,865
Contract assets and unbilled receivables	1,115,419	3,521,753
Inventory	5,455,134	4,455,756
Prepaid taxes	225,751	205,568
Prepaid expenses and other current assets	1,811,003	1,263,688
Total current assets	52,048,454	39,456,180
Property, plant and equipment, net	1,662,315	1,626,930
Operating lease right-of-use assets	1,521,315	1,780,039
Other assets	162,473	162,473
Equity investments	4,522,445	4,523,525
Total assets	$59,917,002	$47,549,147

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,594,876	$5,606,910
Accrued payroll and expenses	2,074,043	1,977,851
Accrued warranty	906,000	508,000
Contract liabilities and billings in excess of revenues earned	1,176,872	1,493,847
Operating lease liabilities	886,609	982,375
Other accrued liabilities	1,543,146	1,809,495
Customer deposits	2,782,056	3,950,031
Deferred tax liabilities	538,826	554,000
Total current liabilities	15,502,428	16,882,509
Noncurrent contract liabilities and asset retirement obligations	313,632	276,409
Operating lease liabilities, net of current portion	643,043	821,306
Other long-term obligations	1,267,038	1,270,328
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, par value $.01 per share: authorized, 3,000 shares; none issued	-	-
Common stock, par value $.01 per share: authorized, 120,000,000 shares; issued 91,444,666 shares in 2021 and 91,059,407 shares in 2020; outstanding 88,794,156 in 2021 and 85,443,378 in 2020	889,538	880,075
Additional paid-in capital	350,417,361	341,512,893
Treasury stock (159,793 and 2,564,155 shares in 2021 and 2020, at cost)	(610,332)	(9,793,946)
Accumulated other comprehensive income	1,464,878	1,484,434
Accumulated deficit	(309,794,263)	(305,648,025)
Total Kopin Corporation stockholders’ equity	42,367,182	28,435,431
Noncontrolling interest	(176,321)	(136,836)
Total Kopin Corporation stockholders’ equity	42,190,861	28,298,595
Total liabilities and stockholders’ equity	$59,917,002	$47,549,147

See notes to unaudited condensed consolidated financial statements

KOPIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended
	March 27, 2021	March 28, 2020
Revenues:
Net product revenues	$7,568,845	$5,919,206
Research and development revenues	3,560,743	1,959,399
Other revenues	546,781	-—
Total revenues	11,676,369	7,878,605
Expenses:
Cost of product revenues	6,396,671	5,647,847
Research and development	3,563,300	2,339,748
Selling, general and administration	5,905,706	3,432,092
Total expenses	15,865,677	11,419,687
Loss from operations	(4,189,308)	(3,541,082)
Other income (expense):
Interest income	8,744	73,406
Other (expense) income, net	(1,150)	12,678
Foreign currency transaction gains (losses)	28,991	(172,993)
Total other income (expense)	36,585	(86,909)
Loss before provision for income taxes and net loss attributable to noncontrolling interest	(4,152,723)	(3,627,991)
Tax provision	(33,000)	(29,000)
Net loss	(4,185,723)	(3,656,991)
Net loss attributable to the noncontrolling interest	39,485	61,472
Net loss attributable to Kopin Corporation	$(4,146,238)	$(3,595,519)
Net loss per share
Basic and diluted	$(0.05)	$(0.04)
Weighted average number of common shares outstanding
Basic and diluted	87,378,288	82,536,416

See notes to unaudited condensed consolidated financial statements

KOPIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF comprehensive loss

(Unaudited)

	Three months ended	Three months ended
	March 27, 2021	March 28, 2020
Net loss	$(4,185,723)	$(3,656,991)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(27,842)	189,078
Unrealized holding gain (loss) on marketable securities	8,286	(278,362)
Reclassification of holding losses in net loss	—	(9,348)
Other comprehensive loss, net of tax	(19,556)	(98,632)
Comprehensive loss	(4,205,279)	(3,755,623)
Comprehensive loss attributable to the noncontrolling interest	39,485	61,472
Comprehensive loss attributable to Kopin Corporation	$(4,165,794)	$(3,694,151)

See notes to unaudited condensed consolidated financial statements

KOPIN CORPORATION

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Shares	Amount	Capital	Stock	Income	Deficit	Equity	Interest	Equity
	Common Stock		Additional Paid-in	Treasury	Accumulated Other Comprehensive	Accumulated	Total Kopin Corporation Stockholders’	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Stock	Income	Deficit	Equity	Interest	Equity
Balance, December 26, 2020	88,007,535	$880,075	$341,512,893	$(9,793,946)	$1,484,434	$(305,648,025)	$28,435,431	$(136,836)	$28,298,595
Stock-based compensation expense	-	-	2,610,166	-	-	-	2,610,166	-	2,610,166
Vesting of restricted stock	950,000	9,500	(9,500)	-	-	-	-	-	-
Sale of registered stock	-	-	6,336,470	9,183,614	-	-	15,520,084	-	15,520,084
Restricted stock for tax withholding obligations	(3,586)	(37)	(32,668)	–	–	–	(32,705)	–	(32,705)
Other comprehensive loss	-	-	-	-	(19,556)	-	(19,556)	-	(19,556)
Net loss	-	-	-	-	-	(4,146,238)	(4,146,238)	(39,485)	(4,185,723)
Balance, March 27, 2021	88,953,949	$889,538	$350,417,361	$(610,332)	$1,464,878	$(309,794,263)	$42,367,182	$(176,321)	$42,190,861

	Shares	Amount	Capital	Stock	Income	Deficit	Equity	Interest	Equity
	Common Stock		Additional Paid-in	Treasury	Accumulated Other Comprehensive	Accumulated	Total Kopin Corporation Stockholders’	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Stock	Income	Deficit	Equity	Interest	Equity
Balance, December 28, 2019	87,049,672	$870,496	$344,456,537	$(17,238,669)	$1,757,184	$(301,236,913)	$28,608,635	$(17,023)	$28,591,612
Stock-based compensation expense	-	-	158,465	-	-	-	158,465	-	158,465
Other comprehensive loss	-	-	-	-	(98,632)	-	(98,632)	-	(98,632)
Net loss	-	-	-	-	-	(3,595,519)	(3,595,519)	(61,472)	(3,656,991)
Balance, March 28, 2020	87,049,672	$870,496	$344,615,002	$(17,238,669)	$1,658,552	$(304,832,432)	$25,072,949	$(78,495)	$24,994,454

See notes to unaudited condensed consolidated financial statements

KOPIN CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended	Three months ended
	March 27, 2021	March 28, 2020
Cash flows from operating activities:
Net loss	$(4,185,723)	$(3,656,991)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	205,023	170,805
Accretion of premium or discount on marketable debt securities	1,534	2,344
Stock-based compensation	2,610,166	158,465
Foreign currency losses (gains)	(68,351)	193,073
Change in allowance for bad debt	95,931	(150,500)
Write-off of excess inventory	408,939	676,063
Other non-cash items	412,161	(985)
Changes in assets and liabilities:
Accounts receivable	1,258,770	260,602
Contract assets	2,406,334	(473,551)
Inventory	(1,398,350)	(356,766)
Prepaid expenses and other current assets	(773,067)	(33,168)
Accounts payable and accrued expenses	(934,132)	(1,086,534)
Billings in excess of revenue earned	(284,515)	428,688
Net cash used in operating activities	(245,280)	(3,868,455)
Cash flows from investing activities:
Other assets	—	55,231
Capital expenditures	(346,450)	(155,930)
Proceeds from sale of marketable debt securities	200,000	6,297,500
Net cash (used in) provided by investing activities	(146,450)	6,196,801
Cash flows from financing activities:
Sale of treasury stock, net of costs	15,520,084	-
Settlements of restricted stock for tax withholding obligations	(32,705)	-
Net cash provided by financing activities	15,487,379	-
Effect of exchange rate changes on cash	(5,207)	(23,990)
Net increase in cash and cash equivalents	15,090,442	2,304,356
Cash and cash equivalents:
Beginning of period	17,112,869	6,029,247
End of period	$32,203,311	$8,333,603

See notes to unaudited condensed consolidated financial statements

KOPIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The condensed consolidated financial statements of Kopin Corporation as of March 27, 2021 and for the three month periods ended March 27, 2021 and March 28, 2020 are unaudited and include all adjustments that, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. These condensed consolidated financial statements should be read in conjunction with the Company’s financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 26, 2020. The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for any other interim period or for a full fiscal year. The Company reclassified certain prior period amounts to conform to the current period presentation. As used in this report, the terms “we”, “us”, “our”, “Kopin” and the “Company” mean Kopin Corporation and its subsidiaries, unless the context indicates another meaning.

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

The Company uses the specific identification method as a basis for determining cost and calculating realized gains and losses with respect to marketable debt securities. The gross gains and losses realized related to sales and maturities of marketable debt securities were not material during the three months ended March 27, 2021 and March 28, 2020.

Investments in available-for-sale marketable debt securities were as follows at March 27, 2021 and December 26, 2020:

	Amortized Cost		Unrealized Gains		Fair Value
	2021	2020	2021	2020	2021	2020
U.S. government and agency backed securities	$1,002,993	$1,003,941	$14,997	$19,179	$1,017,990	$1,023,120
Corporate debt	2,403,119	2,603,704	9,262	8,857	2,412,381	2,612,561
Total	$3,406,112	$3,607,645	$24,259	$28,036	$3,430,371	$3,635,681

The contractual maturity of the Company’s marketable debt securities was as follows at March 27, 2021:

	Less than One year	One to Five years	Total
U.S. government and agency backed securities	$1,017,990	$—	$1,017,990
Corporate debt	901,611	1,510,770	2,412,381
Total	$1,919,601	$1,510,770	$3,430,371

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

The following table details the fair value measurements of the Company’s financial assets:

		Fair Value Measurement at March 27, 2021 Using:
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$32,203,311	$32,203,311	$-	$-
U.S. government and agency-backed securities	1,017,990	-	1,017,990	-
Corporate debt	2,412,381	-	2,412,381	-
Equity investments	4,522,445	305,953	-	4,216,492
	$40,156,127	$32,509,264	$3,430,371	$4,216,492

		Fair Value Measurement at December 26, 2020 Using:
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$17,112,869	$17,112,869	$-	$-
U.S. government and agency- backed securities	1,023,120	-	1,023,120	-
Corporate debt	2,612,561	-	2,612,561	-
Equity investments	4,523,525	293,891	-	4,229,634
	$25,272,075	$17,406,760	$3,635,681	$4,229,634

Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur. Changes in Level 3 investments were as follows:

	December 26, 2020	Net unrealized losses	Purchases, issuances and settlements	Transfers in and or out of Level 3	March 27, 2021
Equity Investments	$4,229,634	$(13,142)	$-	$-	$4,216,492

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

Equity Investments

During the three months ended March 27, 2021, the Company recorded a less than $0.1 million unrealized loss on an equity interest in a company due to a fluctuation in the foreign exchange rate.

5. INVENTORY

Inventories are stated at standard cost adjusted to approximate the lower of cost (first-in, first-out method) or net realizable value and consist of the following at March 27, 2021 and December 26, 2020:

	March 27, 2021	December 26, 2020
Raw materials	$4,526,224	$3,609,710
Work-in-process	658,070	565,986
Finished goods	270,840	280,060
Total	$5,455,134	$4,455,756

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

The following were not included in weighted-average common shares outstanding-diluted because they are anti-dilutive or performance conditions have not been met at the end of the period:

	Three months ended	Three months ended
	March 27, 2021	March 28, 2020
Non-vested restricted common stock	2,490,717	2,377,624

7. STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION

Registered sale of equity securities

During the three months ended March 27, 2021, we sold 2.4 million shares of common stock for gross proceeds of $16 million (average of $6.66 per share), before deducting broker expenses paid by us of $0.5 million, pursuant to our At-The-Market Equity Offering Sales Agreement dated as of February 8, 2019 (the “Previous ATM Agreement”) with Stifel, Nicolaus & Company, Incorporated, (“Stifel”) as agent. The Previous ATM Agreement has since terminated pursuant to its terms as a result of the sale of all the shares subject to such agreement. On March 5, 2021 the Company entered into a new At-The-Market Offering Sales Agreement dated as of March 5, 2021 (the “Current ATM Agreement”) with Stifel under which the Company may sell up to $50 million of its common stock.

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

Restricted stock activity was as follows:

	Shares	Weighted Average Grant Fair Value
Balance, December 26, 2020	3,051,874	$1.67
Granted	1,373,843	2.65
Forfeited	(985,000)	1.81
Vested	(950,000)	2.52
Balance, March 27, 2021	2,490,717	$1.88

Stock-Based Compensation

The following table summarizes stock-based compensation expense within each of the categories below as it relates to non-vested restricted common stock awards for the three months ended March 27, 2021 and March 28, 2020 (no tax benefits were recognized):

	Three Months Ended	Three Months Ended
	March 27, 2021	March 28, 2020
Cost of product revenues	$133,784	$13,977
Research and development	94,053	55,132
Selling, general and administrative	2,382,329	89,356
Total	$2,610,166	$158,465

Unrecognized compensation expense for non-vested restricted common stock as of March 27, 2021 totaled $2.9 million and is expected to be recognized over a weighted average period of approximately three years.

8. ACCRUED WARRANTY

The Company typically warrants its products against defect for 12 to 18 months, however, for certain products a customer may purchase an extended warranty. A provision for estimated future costs and estimated returns for credit relating to such warranty is recorded in the period when product is shipped and revenue is recognized and is updated as additional information becomes available. The Company’s estimate of future costs to satisfy warranty obligations is based primarily on historical warranty expense experienced and a provision for potential future product failures. Changes in the accrued warranty for the three months ended March 27, 2021 were as follows:

Balance, December 26, 2020	$508,000
Additions	424,000
Claims	(26,000)
Balance, March 27, 2021	$906,000

Extended Warranties

Deferred revenue represents the purchase of extended warranties by the Company’s customers. The Company recognizes revenue from an extended warranty on the straight-line method over the life of the extended warranty, which is typically 12 to 15 months beyond the standard 12 to 18 month warranty. The Company classifies the current portion of deferred revenue under Other accrued liabilities in its condensed consolidated balance sheets. At March 27, 2021, the Company had less than $0.1 million of deferred revenue related to extended warranties.

9. INCOME TAXES

The Company recorded a provision for income taxes of less than $0.1 million in the three months ended March 27, 2021 and the three months ended March 28, 2020. As of March 27, 2021, the Company has available for tax purposes U.S. federal net operating loss carryforwards (“NOLs”) of approximately $160.3 million expiring 2022 through 2037 and $61.5 million that have an unlimited carryover period. The Company has recognized a full valuation allowance on its domestic and certain foreign net deferred tax assets due to the uncertainty of realization of such assets. The Company recognizes both accrued interest and penalties related to its uncertain tax positions related to intercompany loan interest and potential transfer pricing exposure related to its foreign subsidiaries.

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

Contract liabilities consist of advance payments and billings in excess of cost incurred and deferred revenue.

Net contract assets (liabilities) consisted of the following:

	March 27, 2021	December 26, 2020	$ Change	% Change
Contract assets—current	$1,115,419	$3,521,753	$(2,406,334)	(68)%
Contract liabilities and billings in excess of revenues earned	(1,176,872)	(1,493,847)	316,975	(21)%
Contract liabilities—noncurrent	(37,529)	(5,069)	(32,460)	640%
Net contract (liabilities) assets	$(98,982)	$2,022,837	$(2,121,819)	(105)%

The $2.1 million decrease in the Company’s net contract (liabilities) assets at March 27, 2021 as compared to December 26, 2020 was primarily due to the shipment of inventory which was in process at December 26, 2020 and recording of revenues earned against advanced payments.

In the three months ended March 27, 2021, the Company recognized revenue of $1.2 million related to our contract liabilities at December 26, 2020. In the three months ended March 28, 2020, the Company recognized revenue of $0.6 million related to our contract liabilities at December 28, 2019.

The Company did not recognize impairment losses on our contract assets in the three months ended March 27, 2021 or March 28, 2020.

Performance Obligations

The Company’s revenue recognition related to performance obligations that were satisfied at a point in time and over time were as follows:

	Three months ended	Three months ended
	March 27, 2021	March 28, 2020
Point in time	32%	36%
Over time	68%	64%

Remaining performance obligations represent the transaction price of orders for which work has not been performed and excludes unexercised contract options and potential orders under ordering-type contracts (e.g., indefinite-delivery, indefinite-quantity (“IDIQ”)). As of March 27, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations was $21.0 million which the Company expects to recognize over the next 12 months. The remaining performance obligations represent amounts to be earned under government contracts, which are subject to cancellation.

11. LEASES

The Company enters into operating leases primarily for: real estate, including for manufacturing, engineering, research, administration and sales facilities, and information technology (“IT”) equipment. At March 27, 2021 and December 26, 2020, the Company did not have any finance leases. Approximately all of our future lease commitments, and related lease liability, relate to the Company’s real estate leases. Some of the Company’s leases include options to extend or terminate the lease.

The components of lease expense were as follows:

	Three months ended	Three months ended
	March 27, 2021	March 28, 2020
Operating lease cost	$290,884	$283,000

At March 27, 2021, the Company’s future lease payments under non-cancellable leases were as follows:

2021 (excluding the three months ended March 27, 2021)	$764,613
2022	657,674
2023	201,333
Total future lease payments	1,623,620
Less imputed interest	(93,968)
Total	$1,529,652

The Company’s lease liabilities recognized in the Company’s condensed consolidated balance sheet at March 27, 2021 was as follows:

March 27, 2021
Operating lease liabilities–current	$886,609
Operating lease liabilities–noncurrent	643,043
Total lease liabilities	$1,529,652

Supplemental cash flow information related to leases was as follows:

Three months ended
March 27, 2021
Cash paid for amounts included in the measurement of operating lease liabilities	$301,995

Other information related to leases was as follows:

March 27, 2021
Weighted Average Discount Rate–Operating Leases	6.17%
Weighted Average Remaining Lease Term–Operating Leases (in years)	2.33

12. SEGMENTS AND DISAGGREGATION OF REVENUE

We continually monitor and review our segment reporting structure in accordance with authoritative guidance to determine if any changes have occurred that would affect our reportable segments. We report under one segment, as our Chief Executive Officer, who is our chief operating decision maker (“CODM”), reviews results on a total company basis.

Total long-lived assets by country at March 27, 2021 and December 26, 2020 were:

Total Long-lived Assets (in thousands)	March 27, 2021	December 26, 2020
U.S.	$2,870	$3,028
United Kingdom	285	329
China	6	11
Japan	23	39
Total	$3,184	$3,407

We disaggregate our revenue from contracts with customers by geographic location and by display application, as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.

During the three months ended March 27, 2021 and March 28, 2020, the Company derived its sales from the following geographies:

	March 27, 2021		March 28, 2020
(In thousands, except percentages)	Revenue	% of Total	Revenue	% of Total
United States	$8,180	70%	$6,765	86%
Other Americas	-	-	101	1
Total Americas	8,180	70	6,866	87
Asia-Pacific	3,275	28	664	8
Europe	221	2	348	5
Total Revenues	$11,676	100%	$7,878	100%

During the three months ended March 27, 2021 and March 28, 2020, the Company derived its sales from the following display applications:

(In thousands)	March 27, 2021	March 28, 2020
Defense	$4,993	$3,513
Industrial	2,041	2,183
Consumer	534	222
R&D	3,561	1,960
Other	547	-
Total Revenues	$11,676	$7,878

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

On October 11, 2016, the Company filed its Answer and Affirmative Defenses. The parties completed expert depositions on November 15, 2019. On December 2, 2019, the Company filed a Motion for Partial Summary Judgment requesting the Court dismiss counts 2-7 in their entirety and counts 1 and 8 in part. BlueRadios also filed a Motion for Partial Summary Judgment alleging it is the co-owner of U.S. Patent No. 8,909,296. Responses to the Motions for Partial Summary Judgment were filed on January 15, 2020, and replies were filed on February 19, 2020. On September 25, 2020, the Court denied BlueRadios’ Motion for Partial Summary Judgment. A trial date has not yet been set by the Court. The Company has not concluded a loss from this matter is probable; therefore, we have not recorded an accrual for litigation or claims related to this matter for the period ended March 27, 2021. The Company will continue to evaluate information as it becomes known and will record an estimate for losses at the time or times when it is both probable that a loss has been incurred and the amount of the loss is reasonably estimable.

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

During the three month periods ended March 27, 2021 and March 28, 2020, the Company had the following transactions with related parties:

	Three months ended		Three months ended
	March 27, 2021		March 28, 2020
	Sales	Purchases	Sales	Purchases
Solos Technology	—	—	140,068	9,000
RealWear, Inc.	1,323,885	—	—	—
	$1,323,885	$—	$140,068	$9,000

At March 27, 2021 and December 26, 2020, the Company had the following receivables, contract assets and payables with related parties:

	March 27, 2021		December 26, 2020
	Receivables	Contract assets	Receivables	Contract assets
RealWear, Inc.	$489,276	$—	$817,388	$—

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

We have identified the following important factors that could cause actual results to differ materially from those discussed in our forward-looking statements. Such factors may be in addition to the risks described in Part I, Item 1A, “Risk Factors;” Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; and other parts of our Annual Report on Form 10-K for the fiscal year ended December 26, 2020. These factors include: the extent of the impact of the coronavirus (“COVID-19”) pandemic on our business and operations, and the economic and societal disruptions resulting from the COVID-19 pandemic our ability to prosecute and defend our proprietary technology aggressively or successfully; our ability to retain personnel with experience and expertise relevant to our business; our ability to invest in research and development to achieve profitability even during periods when we are not profitable; our ability to continue to introduce new products in our target markets; our ability to generate revenue growth and positive cash flow, and reach profitability; the strengthening of the U.S. dollar and its effects on the price of our products in foreign markets; the impact of new regulations and customer demands relating to conflict minerals; our ability to obtain a competitive advantage in the wearable technologies market through our extensive portfolio of patents, trade secrets and non-patented know-how; our ability to grow within our targeted markets; the importance of small form factor displays in the development of defense, consumer, and industrial products such as thermal weapon sights, safety equipment, virtual and augmented reality gaming, training and simulation products and metrology tools; the suitability of our properties for our needs for the foreseeable future; our expectation not to pay cash dividends for the foreseeable future and to retain earnings for the development of our businesses; our need to achieve and maintain positive cash flow and profitability, our financial condition will ultimately be materially adversely affected, and we will be required to reduce expenses, including our investments in research and development or raise additional capital and our ability to support our operations and capital needs for at least the next twelve months through our available cash resources.

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

The following discussion should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 26, 2020 and our unaudited condensed consolidated financial statements included in this Form 10-Q.

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

Revenues. For the three months ended March 27, 2021 and March 28, 2020, our revenues by display application, which include product sales and amounts earned from research and development contracts (“R&D”), were as follows:

	Three months ended	Three months ended
(In thousands)	March 27, 2021	March 28, 2020
Defense	$4,993	$3,513
Industrial	2,041	2,183
Consumer	534	222
R&D	3,561	1,960
Other	547	-
Total Revenues	$11,676	$7,878

Sales of our products for Defense applications include systems used by the military both in the field and for training and simulation. The increase in Defense applications revenues in the three months ended March 27, 2021 as compared to the three months ended March 28, 2020 is primarily from an increase in volume shipments for our thermal weapon sight systems for soldiers.

Industrial applications revenue represents customers who purchase our display products for use in 3D metrology equipment and headsets used for applications in manufacturing, distribution and public safety. Our 3D metrology customers are primarily located in Asia and sell to Asian contract manufacturers who use the 3D metrology machines for quality control purposes. The decrease in Industrial applications revenues for the three months ended March 27, 2021 as compared to the three months ended March 28, 2020 was primarily due to a decline in sales of products for public safety wearable headsets partially offset by an increase in sales of products for 3D metrology equipment.

Our displays for Consumer applications are used primarily in thermal imaging products, recreational rifle and hand-held scopes and drone racing headsets. The increase in Consumer applications revenues for the three months ended March 27, 2021 as compared to the three months ended March 28, 2020 was primarily due to increased demand for displays and components used in recreational rifle and hand-held scopes, drone racing headsets and sales of our organic light emitting diode (“OLED”) products.

R&D revenues increased in the three months ended March 27, 2021 as compared to the three months ended March 28, 2020 primarily due to increases in funding for U.S. defense programs.

International revenues represented 30% and 14% of total revenues for the three months ended March 27, 2021 and March 28, 2020, respectively. We categorize our revenues as either domestic or international based upon the delivery destination of our product. For example, if the customer is located in Asia or if a U.S. customer has its Asian contract manufacturer order product from us and we deliver the product to Asia we categorize both these sales as international. In addition, if we earn royalties on sales from a customer the royalties are categorized as domestic or international based on how the product revenues are categorized. The increase in international revenues was a result of an increase in sales of products for 3D metrology equipment and industrial wearable headset applications. Our international sales are primarily denominated in U.S. currency. Consequently, a strengthening of the U.S. dollar could increase the price in local currencies of our products in foreign markets and make our products relatively more expensive than competitors’ products that are denominated in local currencies, which could lead to a reduction in sales or profitability in those foreign markets. We have not taken any protective measures against exchange rate fluctuations, such as purchasing hedging instruments with respect to such fluctuations, because of the historically stable exchange rate between the British Pound Sterling (the functional currency of our U.K. subsidiary) and the U.S. dollar. Foreign currency translation impact on our results, if material, is described in further detail under “Item 3. Quantitative and Qualitative Disclosures About Market Risk” section below.

Cost of Product Revenues. Cost of product revenues, which is comprised of materials, labor and manufacturing overhead related to the production of our products for the three months ended March 27, 2021 and March 28, 2020 were as follows:

	Three Months Ended	Three Months Ended
(In thousands, except for percentages)	March 27, 2021	March 28, 2020
Cost of product revenues	$6,397	$5,648
Cost of product revenues as a % of net product revenues	85%	95%

The decrease in cost of product revenues as a percentage of product revenues for the three months ended March 27, 2021 as compared to the three months ended March 28, 2020 was primarily due to improved manufacturing efficiencies driven by higher volumes.

During the first quarter of 2021 we became aware of global shortages of semiconductor components and production capacity affecting many industries. We did not experience any shortage issues during the first quarter of 2021 however we were notified by a vendor that provides us with components for our 3D metrology products that they may not be able to honor their purchase commitments to us. We are evaluating other possible sources for this component. The shortage of semiconductor components is a very dynamic situation and we rely on our vendors to provide information about the vendors that they use.

Research and Development. R&D expenses are incurred in support of internal display development programs and programs funded by agencies or prime contractors of the U.S. government and commercial partners. R&D costs include staffing, purchases of materials and laboratory supplies, circuit design costs, fabrication and packaging of display products, and overhead. In fiscal year 2021, we expect our R&D expenditures to be related to our display products, overlay weapon sights and OLED display technologies. Funded and internal R&D expenses are combined in research and development expenses in the statement of operations. R&D expenses for the three months ended March 27, 2021 and March 28, 2020 were as follows:

	Three Months Ended	Three Months Ended
(In thousands)	March 27, 2021	March 28, 2020
Funded	$2,115	$1,505
Internal	1,448	835
Total research and development expense	$3,563	$2,340

Funded R&D expense for the three months ended March 27, 2021 increased as compared to the three months ended March 28, 2020 primarily due to increased spending on U.S. defense programs. Internal R&D expenses for the three months ended March 27, 2021 increased primarily due to an increase in OLED development.

Selling, General and Administrative. Selling, general and administrative (“S,G&A”) expenses consist of the expenses incurred by our sales and marketing personnel and related expenses, and administrative and general corporate expenses. S,G&A expenses for the three months ended March 27, 2021 and March 28, 2020 were as follows:

	Three Months Ended	Three Months Ended
(In thousands, except for percentages)	March 27, 2021	March 28, 2020
Selling, general and administration expense	$5,906	$3,432
Selling, general and administration expense as a % of revenues	51%	44%

S,G&A increased for the three months ended March 27, 2021 as compared to the three months ended March 28, 2020 primarily due to increases in stock-based compensation and bad debt expense which were partially offset by lower professional fees.

Other Income (Expense), net. Other income (expense), net, is primarily composed of interest income, foreign currency transaction and remeasurement gains and losses incurred by our U.K.-based subsidiary and other non-operating income items. Other income (expense), net, for the three months ended March 27, 2021 and March 28, 2020 were as follows:

	Three Months Ended	Three Months Ended
(In thousands)	March 27, 2021	March 28, 2020
Other income (expense), net	$37	$(87)

During the three months ended March 27, 2021, we recorded foreign currency gains of less than $0.1 million as compared to losses of $0.2 million for the three months ended March 28, 2020.

Tax Provision. We recorded a provision for income taxes of less than $0.1 million in the three months ended March 27, 2021 and the three months ended March 28, 2020.

Net Loss (Income) Attributable to Noncontrolling Interest. As of March 27, 2021, we owned 80% of the equity of eMDT America (“eMDT”). Net loss (income) attributable to noncontrolling interest on our consolidated statement of operations represents the portion of the results of operations of our majority owned subsidiary which is allocated to the stockholders of the equity interests not owned by us. The change in net loss (income) attributable to noncontrolling interest is the result of the change in the results of operations of eMDT for the three months ended March 27, 2021 and March 28, 2020.

Net Loss Attributable to Kopin Corporation. We incurred a net loss attributable to Kopin Corporation of $4.1 million during the three months ended March 27, 2021 compared to a net loss attributable to Kopin Corporation of $3.6 million during the three months ended March 28, 2020. The increase in the net loss attributable to Kopin Corporation during the three months ended March 27, 2021 compared to the three months ended March 28, 2020 is due to increases in stock-based compensation expenses partially offset by an increase in gross margin resulting from improved manufacturing efficiencies driven by higher sales volumes.

Liquidity and Capital Resources

At March 27, 2021 and December 26, 2020, we had cash and cash equivalents and marketable securities of $35.6 million and $20.7 million, respectively, and working capital of $36.5 million and $22.6 million, respectively. The change in cash and cash equivalents and marketable securities was primarily due to the sale of 2.4 million shares of common stock for net proceeds of $15.5 million partially offset by capital expenditures of $0.3 million.

In the three months ended March 27, 2021, we sold 2.4 million shares of common stock for gross proceeds of $16 million (average of $6.66 per share), before deducting broker expenses paid by us of $0.5 million under the At-The-Market Equity Offering Sales Agreement, dated as of February 8, 2019 (the “Previous ATM Agreement”) with Stifel, Nicolaus & Company, Incorporated (“Stifel”), as agent. The Previous ATM Agreement has since terminated pursuant to its terms as a result of the sale of all the shares subject to such agreement. On March 5, 2021 the Company entered into a new At-The-Market Equity Offering Sales Agreement with Stifel, under which the Company may sell up to $50 million of its common stock. We expect our cash to fund operations for at least the next 12 months.

Cash and cash equivalents and marketable debt securities held in U.S. Dollars at:

	March 27, 2021	December 26, 2020
Domestic locations	$34,940,313	$19,724,103
International locations	130,414	340,217
Subtotal cash and cash equivalents marketable debt securities held in U.S. dollars	35,070,727	20,064,320
Cash and cash equivalents held in other currencies and converted to U.S. dollars	562,955	684,230
Total cash and cash equivalents and marketable debt securities	$35,633,682	$20,748,550

We have no plans to repatriate the cash and cash equivalents held in our foreign subsidiary Forth Dimension Display, Ltd. (“FDD”), and, as such, we have not recorded any deferred tax liability with respect to such cash.

We expect to expend between $1.0 million and $2.0 million on capital expenditures in 2021.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 27, 2021, the Company conducted an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 27, 2021, as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The term “disclosure controls and procedures” means controls and other procedures that are designed to ensure that information required to be disclosed by the Company in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the requisite time periods and that such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act are accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of March 27, 2021, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 27, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On October 11, 2016, the Company filed its Answer and Affirmative Defenses. The parties completed expert depositions on November 15, 2019. On December 2, 2019, the Company filed a Motion for Partial Summary Judgment requesting the Court dismiss counts 2-7 in their entirety and counts 1 and 8 in part. BlueRadios also filed a Motion for Partial Summary Judgment alleging it is the co-owner of U.S. Patent No. 8,909,296. Responses to the Motions for Partial Summary Judgment were filed on January 15, 2020, and replies were filed on February 19, 2020. On September 25, 2020, the Court denied BlueRadios’ Motion for Partial Summary Judgment. A trial date has not yet been set by the Court. The Company has not concluded a loss from this matter is probable; therefore, we have not recorded an accrual for litigation or claims related to this matter for the period ended March 27, 2021. The Company will continue to evaluate information as it becomes known and will record an estimate for losses at the time or times when it is both probable that a loss has been incurred and the amount of the loss is reasonably estimable.

Item 1A. Risk Factors

Our business and financial results are subject to numerous risks and uncertainties. As a result, the risks and uncertainties discussed in Part I, Item 1A. Risk Factors in our 2020 Annual Report on Form 10-K should be carefully considered. There have been no material changes in the assessment of our risk factors from those set forth in our Annual Report on Form 10-K for the fiscal year ended December 26, 2020, except for the risk factor noted below.

Supply shortages could impair the quality, reduce the availability or increase the cost of raw materials, which could harm our business. We rely on third-party independent contractors for certain integrated circuit chip sets, backlights and other critical raw materials such as special glasses, wafers and chemicals. Lead times for the parts and components that we order vary significantly and depend on factors such as manufacturing cycle times, manufacturing yields, and the availability of raw materials used to produce the parts or components. Currently, the semiconductor industry is experiencing a shortage of semiconductor components. If this shortage were to affect our supply of raw materials, our ability to manufacture and distribute our products could be adversely affect, which in turn would adversely affect our results of operations or financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell any securities during the three months ended March 27, 2021 that were not registered under the Securities Act.

Item 6. Exhibits

Exhibit No.	Description
10.1†	Tenth Amended and Restated Employment Agreement between the Company and Dr. John C.C. Fan, dated as of December 31, 2020
31.1	Certification of John C.C. Fan, Chief Executive Officer, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) *
31.2	Certification of Richard A. Sneider, Chief Financial Officer, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) *
32.1	Certification of John C.C. Fan, Chief Executive Officer, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) **
32.2	Certification of Richard A. Sneider, Chief Financial Officer, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) **

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Label Linkbase Document*
101.PRE	XBRL Taxonomy Presentation Linkbase Document*

*	Submitted electronically herewith
**	Furnished and not filed herewith
†	Management contract or compensatory plan required to be filed as an Exhibit to this Form 10-Q.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at March 27, 2021 (Unaudited) and December 26, 2020, (ii) Condensed Consolidated Statements of Operations (Unaudited) for the three months ended March 27, 2021 and March 28, 2020, (iii) Condensed Consolidated Statement of Comprehensive (Loss) (Unaudited) for the three months ended March 27, 2021 and March 28, 2020, (iv) Condensed Consolidated Statements of Stockholders’ Equity (Unaudited) for the three months ended March 27, 2021 and March 28, 2020, (v) Condensed Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 27, 2021 and March 28, 2020, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KOPIN CORPORATION (Registrant)

Date:	May 6, 2021	By:	/S/ John C.C. Fan
John C.C. Fan
President, Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

Date:	May 6, 2021	By:	/S/ RICHARD A. SNEIDER
Richard A. Sneider
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)

