Form 10-Q
period 2021-09-25
KOPIN CORP
filed 2021-11-04
CIK 771266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 25, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number 0-19882

KOPIN CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	04-2833935
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

125 North Drive, Westborough, MA	01581-3335
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (508) 870-5959

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01	KOPN	Nasdaq Capital Market

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 2, 2021
Common Stock, par value $0.01	92,190,206

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

Kopin Corporation

Part 1. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

KOPIN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 25, 2021	December 26, 2020

ASSETS
Current assets:
Cash and equivalents	$28,349,798	$17,112,869
Marketable debt securities, at fair value	3,413,889	3,635,681
Accounts receivable, net of allowance of $264,000 in 2021 and $175,000 in 2020	7,348,721	9,260,865
Contract assets and unbilled receivables	2,792,901	3,521,753
Inventory	6,739,017	4,455,756
Prepaid taxes	235,944	205,568
Prepaid expenses and other current assets	1,763,904	1,263,688
Total current assets	50,644,174	39,456,180
Property, plant and equipment, net	1,855,451	1,626,930
Operating lease right-of-use assets	1,719,089	1,780,039
Other assets	170,932	162,473
Equity investments	4,559,756	4,523,525
Total assets	$58,949,402	$47,549,147

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,635,708	$5,606,910
Accrued payroll and expenses	2,414,462	1,977,851
Accrued warranty	515,000	508,000
Contract liabilities and billings in excess of revenues earned	1,269,523	1,493,847
Operating lease liabilities	889,076	982,375
Other accrued liabilities	2,294,564	1,809,495
Customer deposits	2,167,228	3,950,031
Deferred tax liabilities	514,000	554,000
Total current liabilities	13,699,561	16,882,509
Noncurrent contract liabilities and asset retirement obligations	301,826	276,409
Operating lease liabilities, net of current portion	812,351	821,306
Other long-term obligations	1,271,178	1,270,328
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, par value $.01 per share: authorized, 3,000 shares; none issued	-	-
Common stock, par value $.01 per share: authorized, 150,000,000 shares; issued 92,175,206 shares in 2021 and 91,059,407 shares in 2020; outstanding 89,546,489 in 2021 and 85,443,378 in 2020, respectively	895,464	880,075
Additional paid-in capital	356,489,085	341,512,893
Treasury stock (2,564,155 shares in 2020, at cost)	-	(9,793,946)
Accumulated other comprehensive income	1,428,087	1,484,434
Accumulated deficit	(315,771,920)	(305,648,025)
Total Kopin Corporation stockholders’ equity	43,040,716	28,435,431
Noncontrolling interest	(176,230)	(136,836)
Total Kopin Corporation stockholders’ equity	42,864,486	28,298,595
Total liabilities and stockholders’ equity	$58,949,402	$47,549,147

See notes to unaudited condensed consolidated financial statements

KOPIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Revenues:
Net product revenues	$6,591,852	$6,487,581	$21,089,515	$19,077,090
Research and development and other revenues	4,295,321	3,025,171	11,379,282	7,128,913
Total revenues	10,887,173	9,512,752	32,468,797	26,206,003
Expenses:
Cost of product revenues	5,145,175	4,825,032	17,586,389	15,252,456
Research and development	3,751,729	2,715,868	11,055,282	7,276,770
Selling, general and administration	4,035,998	3,079,567	13,982,682	9,421,024
	12,932,902	10,620,467	42,624,353	31,950,250
Loss from operations	(2,045,729)	(1,107,715)	(10,155,556)	(5,744,247)
Other (expense) income:
Interest income	9,959	12,751	22,244	120,187
Other expense, net	(31,529)	(28,600)	(33,574)	(65,680)
Foreign currency transaction (losses) gains	(29,384)	183,795	100,597	20,797
	(50,954)	167,946	89,267	75,304
Loss before provision for income taxes and net loss attributable to noncontrolling interest	(2,096,683)	(939,769)	(10,066,289)	(5,668,943)
Tax provision	(32,000)	(29,000)	(97,000)	(100,000)
Net loss	(2,128,683)	(968,769)	(10,163,289)	(5,768,943)
Net (income) loss attributable to the noncontrolling interest	(107)	11,329	39,394	94,443
Net loss attributable to Kopin Corporation	$(2,128,790)	$(957,440)	$(10,123,895)	$(5,674,500)
Net loss per share
Basic and diluted	$(0.02)	$(0.01)	$(0.11)	$(0.07)
Weighted average number of common shares outstanding
Basic and diluted	90,517,330	82,596,416	88,903,658	82,567,401

See notes to unaudited condensed consolidated financial statements

KOPIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Net loss	$(2,128,683)	$(968,769)	$(10,163,289)	$(5,768,943)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	9,575	(82,815)	(44,592)	69,228
Unrealized holding gain (loss) on marketable securities	10,125	(21,725)	(11,755)	(204,404)
Reclassification of holding losses in net loss	—	—	—	(21,028)
Other comprehensive income (loss), net of tax	19,700	(104,540)	(56,347)	(156,204)
Comprehensive loss	(2,108,983)	(1,073,309)	(10,219,636)	(5,925,147)
Comprehensive (income) loss attributable to the noncontrolling interest	(107)	11,329	39,394	94,443
Comprehensive loss attributable to Kopin Corporation	$(2,109,090)	$(1,061,980)	$(10,180,242)	$(5,830,704)

See notes to unaudited condensed consolidated financial statements

KOPIN CORPORATION

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Common Stock		Additional Paid-in	Treasury	Accumulated Other Comprehensive	Accumulated	Total Kopin Corporation Stockholders’	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Stock	Income	Deficit	Equity	Interest	Equity
Balance, December 26, 2020	88,007,535	$880,075	$341,512,893	$(9,793,946)	$1,484,434	$(305,648,025)	$28,435,431	$(136,836)	$28,298,595
Stock-based compensation expense	-	-	2,610,166	-	-	-	2,610,166	-	2,610,166
Vesting of restricted stock	950,000	9,500	(9,500)	-	-	-	-	-	-
Sale of registered stock	-	-	6,336,470	9,183,614	-	-	15,520,084	-	15,520,084
Restricted stock for tax withholding obligations	(3,586)	(37)	(32,668)	-	-	-	(32,705)	-	(32,705)
Other comprehensive loss	-	-	-	-	(19,556)	-	(19,556)	-	(19,556)
Net loss	-	-	-	-	-	(4,146,238)	(4,146,238)	(39,485)	(4,185,723)
Balance, March 27, 2021	88,953,949	889,538	350,417,361	(610,332)	1,464,878	(309,794,263)	42,367,182	(176,321)	42,190,861
Stock-based compensation expense	-	-	514,509	-	-	-	514,509	-	514,509
Vesting of restricted stock	60,000	600	(600)	-	-	-	-	-	-
Sale of registered stock	-	-	487,714	352,680	-	-	840,394	-	840,394
Other comprehensive loss	-	-	-	-	(56,491)	-	(56,491)	-	(56,491)
Net loss	-	-	-	-	-	(3,848,867)	(3,848,867)	(16)	(3,848,883)
Balance, June 26, 2021	89,013,949	$890,138	$351,418,984	$(257,652)	$1,408,387	$(313,643,130)	$39,816,727	$(176,337)	$39,640,390
Stock-based compensation expense	-	-	642,184	-	-	-	642,184	-	642,184
Sale of registered stock	532,540	5,326	4,427,917	257,652	-	-	4,690,895	-	4,690,895
Other comprehensive Income	-	-	-	-	19,700	-	19,700	-	19,700
Net loss	-	-	-	-	-	(2,128,790)	(2,128,790)	107	(2,128,683)
Balance, September 25, 2021	89,546,489	$895,464	$356,489,085	$-	$1,428,087	$(315,771,920)	$43,040,716	$(176,230)	$42,864,486

	Common Stock		Additional Paid-in	Treasury	Accumulated Other Comprehensive	Accumulated	Total Kopin Corporation Stockholders’	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Stock	Income	Deficit	Equity	Interest	Equity
Balance, December 28, 2019	87,049,672	$870,496	$344,456,537	$(17,238,669)	$1,757,184	$(301,236,913)	$28,608,635	$(17,023)	$28,591,612
Stock-based compensation expense	-	-	158,465	-	-	-	158,465	-	158,465
Other comprehensive loss	-	-	-	-	(98,632)	-	(98,632)	-	(98,632)
Net loss	-	-	-	-	-	(3,595,519)	(3,595,519)	(61,472)	(3,656,991)
Balance, March 28, 2020	87,049,672	870,496	344,615,002	(17,238,669)	1,658,552	(304,832,432)	25,072,949	(78,495)	24,994,454
Stock-based compensation expense	-	-	161,677	-	-	-	161,677	-	161,677
Vesting of restricted stock	60,000	600	(600)	-	-	-	-	-	-
Other comprehensive Income	-	-	-	-	46,968	-	46,968	-	46,968
Net loss	-	-	-	-	-	(1,121,541)	(1,121,541)	(21,642)	(1,143,183)
Balance, June 27, 2020	87,109,672	$871,096	$344,776,079	$(17,238,669)	$1,705,520	$(305,953,973)	$24,160,053	$(100,137)	$24,059,916
Stock-based compensation expense	-	-	318,608	-	-	-	318,608	-	318,608
Other comprehensive loss	-	-	-	-	(104,540)	-	(104,540)	-	(104,540)
Net loss	-	-	-	-	-	(957,440)	(957,440)	(11,329)	(968,769)
Balance, September 26, 2020	87,109,672	$871,096	$345,094,687	$(17,238,669)	$1,600,980	$(306,911,413)	$23,416,681	$(111,466)	$23,305,215

See notes to unaudited condensed consolidated financial statements

KOPIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended	Nine months ended
	September 25, 2021	September 26, 2020
Cash flows from operating activities:
Net loss	$(10,163,289)	$(5,768,943)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	566,092	474,437
Accretion of premium or discount on marketable debt securities	6,559	6,183
Recovery of impairment on marketable debt securities	—	(150,644)
Stock-based compensation	3,766,859	638,750
Foreign currency gains	(174,213)	(9,334)
Change in allowance for bad debt	70,552	(667,983)
Write-off of excess inventory	492,230	1,034,515
Loss on disposal of plant and equipment	71,400	—
Deferred income taxes	96,210	87,402
Other non-cash items	6,861	(1,067)
Changes in assets and liabilities:
Accounts receivable	2,148,942	185,118
Contract assets	617,191	(663,089)
Inventory	(2,772,548)	(1,277,017)
Prepaid expenses and other current assets	(765,430)	(735,565)
Accounts payable and accrued expenses	(2,938,795)	795,675
Billings in excess of revenue earned	(82,850)	(224,582)
Net cash used in operating activities	(9,054,229)	(6,276,144)
Cash flows from investing activities:
Other assets	(9,309)	374,886
Capital expenditures	(865,417)	(294,595)
Proceeds from sale of marketable debt securities	200,000	10,798,117
Net cash (used in) provided by investing activities	(674,726)	10,878,408
Cash flows from financing activities:
Paycheck protection program loan receipt	—	2,238,000
Paycheck protection program loan repayment	—	(2,238,000)
Settlements of restricted stock for tax withholding obligations	(32,705)	—
Issuance of common stock, net of costs	21,051,373	—
Net cash provided by financing activities	21,018,668	—
Effect of exchange rate changes on cash	(52,784)	(7,005)
Net increase in cash and cash equivalents	11,236,929	4,595,259
Cash and cash equivalents:
Beginning of period	17,112,869	6,029,247
End of period	$28,349,798	$10,624,506

See notes to unaudited condensed consolidated financial statements

KOPIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The condensed consolidated financial statements of Kopin Corporation as of September 25, 2021 and for the three and nine month periods ended September 25, 2021 and September 26, 2020 are unaudited and include all adjustments that, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. These condensed consolidated financial statements should be read in conjunction with the Company’s financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 26, 2020. The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for any other interim period or for a full fiscal year. As used in this report, the terms “we”, “us”, “our”, “Kopin” and the “Company” mean Kopin Corporation and its subsidiaries, unless the context indicates another meaning.

The Company’s products are targeted towards the defense, industrial/enterprise and consumer markets. Management believes the industrial wearable market is still developing and cannot predict how long it will take to develop or if the Company’s products will be accepted. The Company’s revenues from sales of products into the consumer market include sales of its organic light emitting diode (OLED) displays. The Company’s OLED products are relatively new and sales are sporadic. In addition, the Company’s current strategy is to continue to invest in research and development, even during unprofitable periods, which may result in the Company continuing to incur net losses and negative cash flows from operations. If the Company is unable to achieve and maintain positive cash flows and profitability in the foreseeable future, its financial condition may ultimately be materially adversely affected such that management may be required to reduce operating expenses, including investments in research and development, or raise additional capital. While there can be no assurance the Company will be able to successfully reduce operating expenses or raise additional capital, management believes its historical success in managing cash flows and obtaining capital will continue in the foreseeable future.

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

The Company uses the specific identification method as a basis for determining cost and calculating realized gains and losses with respect to marketable debt securities. The gross gains and losses realized related to sales and maturities of marketable debt securities were not material during the three and nine months ended September 25, 2021 and September 26, 2020.

Investments in available-for-sale marketable debt securities were as follows at September 25, 2021 and December 26, 2020:

	Amortized Cost		Unrealized Gains		Fair Value
	2021	2020	2021	2020	2021	2020
U.S. government and agency backed securities	$1,001,086	$1,003,941	$5,464	$19,179	$1,006,550	$1,023,120
Corporate debt	2,400,000	2,603,704	7,339	8,857	2,407,339	2,612,561
Total	$3,401,086	$3,607,645	$12,803	$28,036	$3,413,889	$3,635,681

The contractual maturity of the Company’s marketable debt securities was as follows at September 25, 2021:

	Less than One year	One to Five years	Total
U.S. government and agency backed securities	$1,006,550	$—	$1,006,550
Corporate debt	900,324	1,507,015	2,407,339
Total	$1,906,874	$1,507,015	$3,413,889

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

The following table details the fair value measurements of the Company’s financial assets:

		Fair Value Measurement September 25, 2021 Using:
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$28,349,798	$28,349,798	$-	$-
U.S. government securities	1,006,550	-	1,006,550	-
Corporate Debt	2,407,339	-	2,407,339	-
Equity investments	4,559,756	297,369	-	4,262,387
	$36,323,443	$28,647,167	$3,413,889	$4,262,387

		Fair Value Measurement at December 26, 2020 Using:
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$17,112,869	$17,112,869	$-	$-
U.S. government securities	1,023,120	-	1,023,120	-
Corporate debt	2,612,561	-	2,612,561	-
Equity investments	4,523,525	293,891	-	4,229,634
	$25,272,075	$17,406,760	$3,635,681	$4,229,634

Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur. Changes in Level 3 investments were as follows:

	December 26, 2020	Net unrealized gains	Purchases, issuances and settlements	Transfers in and or out of Level 3	September 25, 2021
Equity investments	$4,229,634	$32,753	$-	$-	$4,262,387

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

Equity Investments

During the three and nine months ended September 25, 2021, the Company recorded a less than $0.1 million unrealized gain on an equity interest in a company due to a fluctuation in the foreign exchange rate.

5. INVENTORY

Inventories are stated at standard cost adjusted to approximate the lower of cost (first-in, first-out method) or net realizable value and consist of the following at September 25, 2021 and December 26, 2020:

	September 25, 2021	December 26, 2020
Raw materials	$5,598,343	$3,609,710
Work-in-process	639,875	565,986
Finished goods	500,799	280,060
Total	$6,739,017	$4,455,756

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

The following were not included in weighted-average common shares outstanding-diluted because they are anti-dilutive or performance conditions have not been met at the end of the period:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Non-vested restricted common stock	2,628,717	2,396,624	2,628,717	2,396,624

7. STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION

Registered sale of equity securities

During the nine months ended September 25, 2021, the Company sold 3.1 million shares of common stock for gross proceeds of $21.7 million (average of $7.00 per share), before deducting broker expenses paid by us of $0.7 million, pursuant to the Company’s At-The-Market Equity Offering Sales Agreement dated as of March 5, 2021 (the “Current ATM Agreement”) with Stifel, Nicolaus & Company, Incorporated (“Stifel”) as agent, under which the Company can sell up to $50 million of its common stock and an At-The-Market Equity Offering Sales Agreement dated as of February 8, 2019 (the “Previous ATM Agreement”) also with Stifel as agent. The Previous ATM Agreement has since terminated pursuant to its terms as a result of the sale of all the shares subject to such agreement. As of September 25, 2021, the Company can sell up to $44.3 million of its common stock under the Current ATM Agreement.

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

Restricted stock activity for the nine month period ending September 25, 2021 was as follows:

		Weighted Average
	Shares	Grant Fair Value
Balance, December 26, 2020	3,051,874	$1.67
Granted	1,571,843	3.19
Forfeited	(985,000)	1.81
Vested	(1,010,000)	2.44
Balance, September 25, 2021	2,628,717	$2.24

Stock-Based Compensation

The following table summarizes stock-based compensation expense within each of the categories below as it relates to non-vested restricted common stock awards for the three and nine months ended September 25, 2021 and September 26, 2020 (no tax benefits were recognized):

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Cost of product revenues	$37,674	$40,620	$206,247	$70,866
Research and development	180,152	81,133	395,217	193,788
Selling, general and administrative	424,358	196,855	3,165,395	374,096
Total	$642,184	$318,608	$3,766,859	$638,750

Unrecognized compensation expense for non-vested restricted common stock as of September 25, 2021 totaled $2.7 million and is expected to be recognized over a weighted average period of approximately 2.6 years.

8. ACCRUED WARRANTY

The Company typically warrants its products against defect for 12 to 18 months, however, for certain products a customer may purchase an extended warranty. A provision for estimated future costs and estimated returns for credit relating to such warranty is recorded in the period when product is shipped and revenue is recognized and is updated as additional information becomes available. The Company’s estimate of future costs to satisfy warranty obligations is based primarily on historical warranty expense experienced and a provision for potential future product failures. Changes in accrued warranty for the nine months ended September 25, 2021 were as follows:

Balance, December 26, 2020	$508,000
Additions	572,000
Claims	(565,000)
Balance, September 25, 2021	$515,000

Extended Warranties

Deferred revenue represents the purchase of extended warranties by the Company’s customers. The Company recognizes revenue from an extended warranty on the straight-line method over the life of the extended warranty, which is typically 12 to 15 months beyond the standard 12 to 18 month warranty. The Company classifies the current portion of deferred revenue under Contract liabilities and billings in excess of revenues earned in its condensed consolidated balance sheets. At September 25, 2021, the Company had less than $0.1 million of deferred revenue related to extended warranties.

9. INCOME TAXES

The Company recorded a provision for income taxes of less than $0.1 million in the three and nine months ended September 25, 2021 and September 26, 2020, respectively. As of September 25, 2021, the Company has available for tax purposes U.S. federal net operating loss carryforwards (“NOLs”) of approximately $160.3 million expiring in 2022 through 2037 and $68.2 million that have an unlimited carryover period. The Company has recognized a full valuation allowance on its domestic and certain foreign net deferred tax assets due to the uncertainty of realization of such assets. The Company recognizes both accrued interest and penalties related to its uncertain tax positions related to intercompany loan interest and potential transfer pricing exposure related to its foreign subsidiaries.

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

Contract liabilities consist of advance payments and billings in excess of cost incurred and deferred revenue.

Net contract assets (liabilities) consisted of the following:

	September 25, 2021	December 26, 2020	$ Change	% Change
Contract assets —current	$2,792,901	$3,521,753	$(728,852)	(21)%
Contract liabilities—current	(1,269,523)	(1,493,847)	224,324	(15)%
Contract liabilities—noncurrent	(27,896)	$(5,069)	$(22,827)	450%
Net contract assets (liabilities)	$1,495,482	$2,022,837	$(527,355)	(26)%

The $0.5 million decrease in the Company’s net contract assets at September 25, 2021 as compared to December 26, 2020 was primarily due to an increase in inventory and other costs associated with government contracts which recognize revenue over time, which was partially offset by a decrease in billings in excess of revenue earned.

In the three and nine months ended September 25, 2021, the Company recognized revenue of $1.1 million and $2.4 million, respectively, related to our contract liabilities at December 26, 2020. In the three and nine months ended September 26, 2020, the Company recognized revenue of less than $0.1 million and $0.6 million, respectively, related to our contract liabilities at December 28, 2019.

The Company did not recognize impairment losses on our contract assets in the three and nine months ended September 25, 2021 or September 26, 2020.

Performance Obligations

The Company’s revenue recognition related to performance obligations that were satisfied at a point in time and over time were as follows:

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Point in time	34%	34%	34%	36%
Over time	66%	66%	66%	64%

Remaining performance obligations represent the transaction price of orders for which work has not been performed and excludes unexercised contract options and potential orders under ordering-type contracts (e.g., indefinite-delivery, indefinite-quantity (“IDIQ”)). As of September 25, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations was $20.6 million which the Company expects to recognize over the next 12 months. The remaining performance obligations represent amounts to be earned under government contracts, which are subject to cancellation.

11. LEASES

The Company enters into operating leases primarily for: real estate, including for manufacturing, engineering, research, administration and sales facilities, and information technology (“IT”) equipment. At September 25, 2021 and December 26, 2020, the Company did not have any finance leases. Approximately all of our future lease commitments, and related lease liability, relate to the Company’s real estate leases. Some of the Company’s leases include options to extend or terminate the lease.

The components of lease expense were as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Operating lease cost	$295,252	$284,529	$874,176	$851,846

At September 25, 2021, the Company’s future lease payments under non-cancellable leases were as follows:

2021 (excluding the nine months ended September 25, 2021)	$247,533
2022	915,627
2023	457,351
2024	165,922
Total future lease payments	$1,786,433
Less imputed interest	(85,006)
Total	$1,701,427

The Company’s lease liabilities recognized in the Company’s condensed consolidated balance sheets at September 25, 2021 was as follows:

September 25, 2021
Operating lease liabilities - current	$889,076
Operating lease liabilities -noncurrent	812,351
Total lease liabilities	$1,701,427

Supplemental cash flow information related to leases was as follows:

Nine months ended
September 25, 2021
Cash paid for amounts included in the measurement of operating lease liabilities	$907,789

Other information related to leases was as follows:

September 25, 2021
Weighted Average Discount Rate - Operating Leases	5.15%
Weighted Average Remaining Lease Term - Operating Leases (in years)	2.06

12. SEGMENTS AND DISAGGREGATION OF REVENUE

We continually monitor and review our segment reporting structure in accordance with authoritative guidance to determine if any changes have occurred that would affect our reportable segments. We report under one segment, as our Chief Executive Officer, who is our chief operating decision maker (“CODM”), reviews results on a total company basis.

Total long-lived assets by country at September 25, 2021 and December 26, 2020 were:

Total Long-lived Assets (in thousands)	September 25, 2021	December 26, 2020
U.S.	$3,165	$3,028
United Kingdom	325	329
China	—	11
Japan	85	39
Total	$3,575	$3,407

We disaggregate our revenue from contracts with customers by geographic location and by display application, as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.

During the three and nine months ended September 25, 2021 and September 26, 2020, the Company derived its sales from the following geographies:

	Three months ended		Three months ended		Nine months ended		Nine months ended
	September 25, 2021		September 26, 2020		September 25, 2021		September 26, 2020
(In thousands)	Revenue	% of Total	Revenue	% of Total	Revenue	% of Total	Revenue	% of Total
United States	$7,665	70%	$7,828	82%	$22,293	69%	$21,530	82%
Other Americas	-	-	-	-	-	-	100	1
Total Americas	7,665	70	7,828	82	22,293	69	21,630	83
Asia - Pacific	2,771	26	1,475	16	9,158	28	3,783	14
Europe	451	4	210	2	1,018	3	793	3
Total Revenues	$10,887	100%	$9,513	100%	$32,469	100%	$26,206	100%

During the three and nine months ended September 25, 2021 and September 26, 2020, the Company derived its sales from the following display applications:

	Three months ended	Three months ended	Nine months ended	Nine months ended
(In thousands)	September 26, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Defense	$3,483	$4,769	$12,257	$12,772
Industrial	2,724	1,650	7,394	5,229
Consumer	384	68	1,318	521
R&D	4,099	2,563	10,364	6,295
Other	197	463	1,136	1,389
Total Revenues	$10,887	$9,513	$32,469	$26,206

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

On October 11, 2016, the Company filed its Answer and Affirmative Defenses. The parties completed expert depositions on November 15, 2019. On December 2, 2019, the Company filed a Motion for Partial Summary Judgment requesting the Court dismiss counts 2-7 in their entirety and counts 1 and 8 in part. BlueRadios also filed a Motion for Partial Summary Judgment alleging it is the co-owner of U.S. Patent No. 8,909,296. Responses to the Motions for Partial Summary Judgment were filed on January 15, 2020, and replies were filed on February 19, 2020. On September 25, 2020, the Court denied BlueRadios’ Motion for Partial Summary Judgment. A trial date has not yet been set by the Court. The Company has not concluded a loss from this matter is probable; therefore, we have not recorded an accrual for litigation or claims related to this matter as of September 25, 2021. The Company will continue to evaluate information as it becomes known and will record an estimate for losses at the time or times when it is both probable that a loss has been incurred and the amount of the loss is reasonably estimable.

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

During the three and nine months ended September 25, 2021 and September 26, 2020, the Company had the following transactions with related parties:

	Three Months Ended
	September 25, 2021		September 26, 2020
	Sales	Purchases	Sales	Purchases
Solos Technology	$—	$—	$868	$—
HMDmd, Inc.	262,096	—	—	—
RealWear, Inc.	539,250	—	894,976	10,545
	$801,346	$—	$895,844	$10,545

	Nine Months Ended
	September 25, 2021		September 26, 2020
	Sales	Purchases	Sales	Purchases
Solos Technology	$—	$—	$247,369	$—
HMDmd, Inc.	506,986	—	—	—
RealWear, Inc.	3,100,207	—	1,266,878	10,545
	$3,607,193	$—	$1,514,204	$10,545

At September 25, 2021 and December 26, 2020, the Company had the following receivables, contract liabilities and payables with related parties:

	September 25, 2021			December 26, 2020
	Receivables	Contract Liabilities	Payables	Receivables	Contract Assets	Payables
RealWear, Inc.	$277,526	$—	$—	$817,388	$—	$—
Solos Technology	622	—	—	—	—	—
	$278,148	$—	$—	$817,388	$—	$—

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

We have identified the following important factors that could cause actual results to differ materially from those discussed in our forward-looking statements. Such factors may be in addition to the risks described in Part I, Item 1A, “Risk Factors;” Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; and other parts of our Annual Report on Form 10-K for the fiscal year ended December 26, 2020. These factors include: our belief that the process development efforts on our products used in thermal weapon sight systems is complete and our expectation that we will increase production rates of our products used in thermal weapon sight systems in the fourth quarter of 2021; the extent of the impact of the coronavirus (“COVID-19”) pandemic on our business and operations, and the economic and societal disruptions resulting from the COVID-19 pandemic; our ability to prosecute and defend our proprietary technology aggressively or successfully; our ability to retain personnel with experience and expertise relevant to our business; our ability to invest in research and development to achieve profitability even during periods when we are not profitable; our ability to continue to introduce new products in our target markets; our ability to generate revenue growth and positive cash flow, and reach profitability; the strengthening of the U.S. dollar and its effects on the price of our products in foreign markets; the impact of new regulations and customer demands relating to conflict minerals; our ability to obtain a competitive advantage in the wearable technologies market through our extensive portfolio of patents, trade secrets and non-patented know-how; our ability to grow within our targeted markets; the importance of small form factor displays in the development of defense, consumer, and industrial products such as thermal weapon sights, safety equipment, virtual and augmented reality gaming, training and simulation products and metrology tools; the suitability of our properties for our needs for the foreseeable future; our expectation not to pay cash dividends for the foreseeable future and to retain earnings for the development of our businesses; our need to achieve and maintain positive cash flow and profitability, and our expectation that if we do not achieve and maintain positive cash flow and profitability our financial condition will ultimately be materially adversely affected.

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

Results of Operations

As described in our “Forward-Looking Statements” on page 18 of this Form 10-Q, our interim period results of operations and period-to-period comparisons of such results may not be indicative of our future operating results. Additionally, we use a fiscal calendar, which may result in differences in the number of work days in the current and comparable prior interim periods and could affect period-to-period comparisons. The following discussions of comparative results among periods, including the discussion of results, should be viewed in this context.

Revenues. For the three and nine months ended September 25, 2021 and September 26, 2020, our revenues by display application, which include product sales and amounts earned from research and development contracts (“R&D”), were as follows:

	Three months ended	Three months ended	Nine months ended	Nine months ended
(In thousands)	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Defense	$3,483	$4,769	$12,257	$12,772
Industrial	2,724	1,650	7,394	5,229
Consumer	384	68	1,318	521
R&D	4,099	2,563	10,364	6,295
Other	197	463	1,136	1,389
Total Revenues	$10,887	$9,513	$32,469	$26,206

Sales of our products for Defense applications include systems used by the military both in the field and for training and simulation. The decrease in Defense applications revenues in the three months ended September 25, 2021 as compared to the three months ended September 26, 2020 is primarily from a decrease in volume shipments of our products used in thermal weapon sight systems for soldiers. The decrease in Defense applications revenues in the nine months ended September 25, 2021 as compared to the nine months ended September 26, 2020 is primarily from a decrease in volume shipments of our products used in thermal weapon sights.

Industrial applications revenue represents customers who purchase our display products for use in 3D metrology equipment and headsets used for applications in manufacturing, distribution and public safety. Our 3D metrology customers are primarily located in Asia and sell to Asian contract manufacturers who use the 3D metrology machines for quality control purposes. The increase in Industrial applications revenues for the three and nine months ended September 25, 2021 as compared to the three and nine months ended September 26, 2020 was primarily due to an increase in sales of products for 3D metrology equipment and partially offset by a decline in sales of our products used in headsets used for applications in manufacturing, distribution and public safety.

Our displays for Consumer applications are used primarily in thermal imaging products, recreational rifle and hand-held scopes and augmented reality (AR) and virtual reality (VR) headsets. The increase in Consumer applications revenues for the three and nine months ended September 25, 2021 as compared to the three and nine months ended September 26, 2020 was primarily due to increased sales of our organic light emitting diode (“OLED”) products.

R&D revenues increased in the three and nine months ended September 25, 2021 as compared to the three and nine months ended September 26, 2020 primarily due to an increase in funding for U.S. defense programs.

Other revenues includes royalties on the sale of our customers’ products which include our intellectual property (“IP”). Other revenues also include sales of products which either do not meet the description of one of the other product categories or we do not know what end market application our product is used for. The decrease in Other revenue in the three and nine months ended September 25, 2021 compared to the three and nine months ended September 26, 2020 was due to a reduction in royalties earned and sales of products which do not meet the description of one of the other product categories.

International revenues represented 30% and 31% of total revenues for the three and nine months ended September 25, 2021, respectively, and 18% and 44% of total revenues for the three and nine months ended September 26, 2020, respectively. We categorize our revenues as either domestic or international based upon the delivery destination of our product. For example, if the customer is located in Asia or if a U.S. customer has its Asian contract manufacturer order product from us and we deliver the product to Asia we categorize both these sales as international. In addition, if we earn royalties on sales from a customer the royalties are categorized as domestic or international based on how the product revenues are categorized. The increase in international revenues was a result of an increase in sales of products for 3D metrology equipment and industrial wearable headset applications. Our international sales are primarily denominated in U.S. currency. Consequently, a strengthening of the U.S. dollar could increase the price in local currencies of our products in foreign markets and make our products relatively more expensive than competitors’ products that are denominated in local currencies, which could lead to a reduction in sales or profitability in those foreign markets. We have not taken any protective measures against exchange rate fluctuations, such as purchasing hedging instruments with respect to such fluctuations, because of the historically stable exchange rate between the British Pound Sterling (the functional currency of our U.K. subsidiary) and the U.S. dollar. Foreign currency translation impact on our results, if material, is described in further detail under “Item 3. Quantitative and Qualitative Disclosures About Market Risk” section below.

Cost of Product Revenue. Cost of product revenues, which is comprised of materials, labor and manufacturing overhead related to the production of our products for the three and nine months ended September 25, 2021 and September 26, 2020, were as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
(In thousands, except for percentages)	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Cost of product revenues	$5,145	$4,825	$17,586	$15,252
Cost of product revenues as a % of net product revenues	78%	74%	83%	80%

The increase in cost of product revenues as a percentage of net product revenues for the three and nine months ended September 25, 2021 as compared to the three and nine months ended September 26, 2020 was primarily due to lower manufacturing efficiencies driven by lower volumes. During the second quarter ended June 26, 2021, we reduced shipments of our product for FWS-I thermal weapon sight systems while we worked with our customer to develop production processes for increased production rates. This reduction of shipments continued through the third quarter of 2021. We believe the specific process development is complete and we will increase production rates in the fourth quarter of 2021.

During the first nine months of 2021, we became aware of global shortages of semiconductor components and production capacity affecting many industries. We have not experienced any shortage issues during the first nine months of 2021 because we have been able to find alternative components when a shortage was identified. In addition, we have been notified by several vendors that provide us with components for our 3D metrology products that they may not be able to honor their sales commitments to us and in some cases we are experiencing price increases. To date the price increases have not had a material effect on our gross margins. We are evaluating other possible sources for these components. The shortage of semiconductor components is a very dynamic situation, and we rely on our vendors to provide information about where they source semiconductor components and the availability of these semiconductor components. The shortage of semiconductor components is resulting in the need to place purchase orders further out into the future than we normally do and we are seeing price increases quoted for some semiconductor components which may negatively affect future gross margins.

Research and Development. R&D expenses are incurred in support of internal display development programs and programs funded by agencies or prime contractors of the U.S. government and commercial partners. R&D costs include staffing, purchases of materials and laboratory supplies, circuit design costs, fabrication and packaging of display products, and overhead. In fiscal year 2021, we expect our R&D expenditures to be related to our display products, overlay weapon sights and OLED display technologies. Funded and internal R&D expenses are combined in research and development expenses in the statement of operations. R&D expenses for the three and nine months ended September 25, 2021 and September 26, 2020 were as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
(In thousands)	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Funded	$1,996	$1,618	$6,622	$4,484
Internal	1,756	1,098	4,433	2,793
Total research and development expense	$3,752	$2,716	$11,055	$7,277

Funded R&D expense for the three and nine months ended September 25, 2021 increased as compared to the three and nine months ended September 26, 2020 primarily due to increased spending on U.S. defense programs. Internal R&D expenses for the three and nine months ended September 25, 2021 increased as compared to the three and nine months ended September 26, 2020 primarily due to an increase in OLED development.

Selling, General and Administrative. Selling, general and administrative (“S,G&A”) expenses consist of the expenses incurred by our sales and marketing personnel and related expenses, and administrative and general corporate expenses. S,G&A expenses for the three and nine months ended September 25, 2021 and September 26, 2020 were as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
(In thousands, except for percentages)	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Selling, general and administration expense	$4,036	$3,080	$13,983	$9,421
Selling, general and administration expense as a % of revenues	37%	32%	43%	36%

S,G&A increased for the three and nine months ended September 25, 2021 as compared to the three and nine months ended September 26, 2020 primarily due to increases in compensation costs, stock-based compensation and bad debt expense which were partially offset by lower professional fees.

Other Income (Expense), net. Other income (expense), net, is primarily composed of interest income, foreign currency transaction and remeasurement gains and losses incurred by our U.K.-based subsidiary and other non-operating income items. Other income (expense), net, for the three and nine months ended September 25, 2021 and September 26, 2020 was as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
(In thousands)	September 26, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Other income (expense), net	$(51)	$168	$89	$75

During the three and nine months ended September 25, 2021, we recorded foreign currency losses of less than $0.1 million and gains of $0.1 million, respectively, as compared to gains of $0.2 million and gains of less than $0.1 million for the three and nine months ended September 26, 2020, respectively.

Tax Provision. We recorded a provision for income taxes of less than $0.1 million in the three and nine months ended September 25, 2021 and September 26, 2020.

Net Loss (Income) Attributable to Noncontrolling Interest. As of September 25, 2021, we own 80% of the equity of eMDT America (“eMDT”). Net loss (income) attributable to noncontrolling interest on our consolidated statement of operations represents the portion of the results of operations of eMDT, which is allocated to the stockholders of the equity interests not owned by us. The change in net loss (income) attributable to noncontrolling interest is the result of the change in the results of operations of eMDT for the three and nine months ended September 25, 2021 and September 26, 2020.

Net Loss Attributable to Kopin Corporation. We incurred net losses attributable to Kopin Corporation of $2.1 million and $10.1 million during the three and nine months ended September 25, 2021, respectively, compared to net losses attributable to Kopin Corporation of $1.0 million and $5.7 million during the three and nine months ended September 26, 2020, respectively. The increase in the net loss attributable to Kopin Corporation during the three and nine months ended September 25, 2021 compared to the three and nine months ended September 26, 2020 is due to lower gross margins and increases in R&D spending on OLED development and stock-based compensation expenses.

Liquidity and Capital Resources

At September 25, 2021 and December 26, 2020, we had cash and cash equivalents and marketable securities of $31.8 million and $20.7 million, respectively, and working capital of $36.9 million and $22.5 million, respectively. The change in cash and cash equivalents and marketable securities was primarily due to the sale of 3.1 million shares of common stock for net proceeds of $21.7 million partially offset by cash used in operations of $9.0 million.

During the nine months ended September 25, 2021, the Company sold 3.1 million shares of common stock for gross proceeds of $21.7 million (average of $7.00 per share), before deducting broker expenses paid by us of $0.7 million, pursuant to the Company’s At-The-Market Equity Offering Sales Agreement dated as of March 5, 2021 (the “Current ATM Agreement”) with Stifel, Nicolaus & Company, Incorporated, (“Stifel”) as agent, under which the Company can sell up to $50 million of its common stock and an At-The-Market Equity Offering Sales Agreement dated as of February 8, 2019 (the “Previous ATM Agreement”) also with Stifel, as agent. The Previous ATM Agreement has since terminated pursuant to its terms as a result of the sale of all the shares subject to such agreement. As of September 25, 2021 the Company can sell up to $44.3 million of its common stock under the Current ATM Agreement.

During the three months ended September 25, 2021, we sold 0.6 million shares of common stock for gross proceeds of $4.8 million (average of $8.06 per share), before deducting broker expenses paid by us of less than $0.2 million, pursuant to our Current ATM Agreement.

Cash and cash equivalents and marketable debt securities held in U.S. Dollars at:

	September 25, 2021	December 26, 2020
Domestic locations	$30,307,926	$19,724,103
International locations	502,819	340,217
Subtotal cash and cash equivalents marketable debt securities held in U.S. dollars	30,810,745	20,064,320
Cash and cash equivalents held in other currencies and converted to U.S. dollars	952,942	684,230
Total cash and cash equivalents and marketable debt securities	$31,763,687	$20,748,550

We have no plans to repatriate the cash and cash equivalents held in our foreign subsidiary Forth Dimension Displays, Ltd. and, as such, we have not recorded any deferred tax liability with respect to such cash.

We expect to expend between $1.0 million and $2.0 million on capital expenditures in 2021.

We believe our existing cash and cash equivalents and marketable securities is sufficient to fund our operations through at least the next 12 months from the date of this quarterly report.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 25, 2021, the Company conducted an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 25, 2021, as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The term “disclosure controls and procedures” means controls and other procedures that are designed to ensure that information required to be disclosed by the Company in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the requisite time periods and that such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act are accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of September 25, 2021, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 25, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On October 11, 2016, the Company filed its Answer and Affirmative Defenses. The parties completed expert depositions on November 15, 2019. On December 2, 2019, the Company filed a Motion for Partial Summary Judgment requesting the Court dismiss counts 2-7 in their entirety and counts 1 and 8 in part. BlueRadios also filed a Motion for Partial Summary Judgment alleging it is the co-owner of U.S. Patent No. 8,909,296. Responses to the Motions for Partial Summary Judgment were filed on January 15, 2020, and replies were filed on February 19, 2020. On September 25, 2020, the Court denied BlueRadios’ Motion for Partial Summary Judgment. A trial date has not yet been set by the Court. The Company has not concluded a loss from this matter is probable; therefore, we have not recorded an accrual for litigation or claims related to this matter as of September 25, 2021. The Company will continue to evaluate information as it becomes known and will record an estimate for losses at the time or times when it is both probable that a loss has been incurred and the amount of the loss is reasonably estimable.

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

Supply shortages could impair the quality, reduce the availability or increase the cost of raw materials, which could harm our business. We rely on third-party independent contractors for certain integrated circuit chip sets, backlights and other critical raw materials such as special glasses, wafers and chemicals. Lead times for the parts and components that we order vary significantly and depend on factors such as manufacturing cycle times, manufacturing yields, and the availability of raw materials used to produce the parts or components. Currently, the semiconductor industry is experiencing a shortage of semiconductor components. If this shortage were to affect our supply of raw materials, our ability to manufacture and distribute our products could be adversely affected, which in turn would adversely affect our results of operations or financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell any securities during the three months ended September 25, 2021 that were not registered under the Securities Act.

Item 6. Exhibits

Exhibit No.	Description
31.1	Certification of John C.C. Fan, Chief Executive Officer, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) *
31.2	Certification of Richard A. Sneider, Chief Financial Officer, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) *
32.1	Certification of John C.C. Fan, Chief Executive Officer, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) **
32.2	Certification of Richard A. Sneider, Chief Financial Officer, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) **

101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Submitted electronically herewith
**	Furnished and not filed herewith

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 25, 2021 (Unaudited) and December 26, 2020, (ii) Condensed Consolidated Statements of Operations (Unaudited) for the three and nine months ended September 25, 2021 and September 26, 2020, (iii) Condensed Consolidated Statement of Comprehensive (Loss) Income (Unaudited) for the three and nine months ended September 25, 2021 and September 26, 2020, (iv) Condensed Consolidated Statements of Stockholders’ Equity (Unaudited) for the three and nine months ended September 25, 2021 and September 26, 2020, (v) Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 25, 2021 and September 26 , 2020, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KOPIN CORPORATION (Registrant)

Date:	November 4, 2021	By:	/S/ John C.C. Fan
John C.C. Fan
President, Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

Date:	November 4, 2021	By:	/S/ RICHARD A. SNEIDER
Richard A. Sneider
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)

