Form 10-K
period 2021-12-25
KOPIN CORP
filed 2022-03-14
CIK 771266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 25, 2021

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

Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 25, 2021 (the last business day of the registrant’s most recent second fiscal quarter), the aggregate market value of outstanding shares of voting stock held by non-affiliates of the registrant was $662,096,744.

As of March 11, 2022, 92,240,541 shares of the registrant’s Common Stock, par value $.01 per share, were issued and outstanding.

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

We have identified the following important factors that could cause actual results to differ materially from those discussed in our forward-looking statements. Such factors may be in addition to the risks described in Part I, Item 1A. “Risk Factors;” Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations;” and other parts of this Form 10-K. These factors include: the extent of the impact of the coronavirus (“COVID-19”) pandemic on our business and operations, and the economic and societal disruptions resulting from the COVID-19 pandemic; our belief that the process development efforts on our products used in thermal weapon sight systems is complete and our expectation that we will increase production rates of our products used in thermal weapon sight systems; our ability to prosecute and defend our proprietary technology aggressively or successfully; our ability to retain personnel with experience and expertise relevant to our business; our ability to invest in research and development to achieve profitability even during periods when we are not profitable; any disruptions or delays in our supply chains, particularly with respect to semiconductor components, whether resulting from the COVID-19 pandemic or regional or global geopolitical developments or otherwise; our ability to continue to introduce new products in our target markets; our ability to generate revenue growth and positive cash flow, and reach profitability; the strengthening of the U.S. dollar and its effects on the price of our products in foreign markets; the impact of new regulations and customer demands relating to conflict minerals; our ability to obtain a competitive advantage in the wearable technologies market through our extensive portfolio of patents, trade secrets and non-patented know-how; our ability to grow within our targeted markets; the importance of small form factor displays in the development of defense, consumer, and industrial products such as thermal weapon sights, safety equipment, virtual and augmented reality gaming, training and simulation products and metrology tools; the suitability of our properties for our needs for the foreseeable future; our expectation not to pay cash dividends for the foreseeable future and to retain earnings for the development of our businesses; our need to achieve and maintain positive cash flow and profitability, and our expectation that if we do not achieve and maintain positive cash flow and profitability our financial condition will ultimately be materially adversely affected.

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

Our primary current sources of product revenues are from the sale of display components and subassemblies for defense and industrial applications and development contracts primarily for U.S. defense programs. We believe we also are well-positioned with our technology and intellectual property, manufacturing capabilities and partnerships and reputation to take advantage of the emerging market for AR and VR applications and products from which microdisplays are the cornerstone technology. At the center of all of our products is a display. We are the only company, to our knowledge, that offers transmissive active-matrix liquid crystal displays (“AMLCDs”), reflective liquid crystal on silicon (“LCOS”) displays and organic light emitting diode (“OLED”) displays, and related optics, which enable us to serve the markets and customers based on their need and the problems they are trying to solve. We believe our display technologies combined with our extensive expertise in optics, system electronics and human factors, is the reason why many customers come to us.

The components we offer for sale consist of our proprietary miniature AMLCD, LCOS displays, OLED displays, application specific integrated circuits (“ASICs”), backlights, and optical lenses. We refer to our AMLCD as “CyberDisplay®,” our LCOS displays/Spatial Light Modulators (“SLMs”) as “Time Domain ImagingTM technology”, and our OLED as “Lightning® displays”. Our transmissive AMLCDs are designed in Westborough, Massachusetts, have initial manufacturing steps performed in Taiwan and then are completed in our facility in Westborough, Massachusetts.

Our AMLCD components are sold separately or in subassemblies. For example, we offer a display as a single product, a display module which includes a display, an optical lens and backlight contained in either plastic or metal housings, a binocular display module which has two displays, lenses and backlights, and a higher-level assembly which has additional components for defense applications. Examples of products manufactured by our customers that include our AMLCD components include:

●	Weapon sights and target locators for soldiers to enable faster and more accurate target acquisition;
●	Fighter pilot helmets that use our display to overlay information (targeting, plane operation, etc.) over the real world scene;
●	Industrial headsets for applications such as field maintenance/service where a service worker can visually access diagrams and drawings in realtime while keeping both hands free to conduct work or access a remote expert with live video to help solve a problem remotely – thereby increasing productivity and effectiveness;
●	Public safety devices such as firefighter masks that include our displays so that a firefighter may use the thermal imager to navigate a smoke-filled building; and
●	AR and VR consumer products for recreational use including rifle sights.

Our LCOS products are designed and manufactured at our Forth Dimension Display (“FDD”) subsidiary in Dalgety Bay, Scotland. Our LCOS displays are often configured with drive electronics and sold as a package that makes it easier for our customers to design our displays into their end products. A significant portion of the LCOS displays are sold to customers for incorporation into SLMs, which are built into manufacturing equipment that are used for sophisticated 3D optical inspection.

Our OLED displays are designed in our Santa Clara, California facility and manufactured in Asia. Our displays provide either color or monochrome images and are offered in a variety of sizes and resolutions. The AMLCD display driver ASICs we offer are designed in our Santa Clara, California facility and are the electronic interfaces between our displays and the products into which the displays are incorporated. The optical lenses and backlights we offer are based on either our proprietary designs or design’s we license from third parties. The ASICs, optical lenses, and backlights are manufactured by third parties based on our purchase orders.

Our NVIS, Inc. (“NVIS”) subsidiary is a designer and manufacturer of defense and industrial head-mounted and hand-held VR products and training simulation defense equipment and is located in Reston, Virginia. Depending on the size of the order, NVIS’s products are either manufactured in its Reston, Virginia facility or by a contract manufacturer in the U.S.A. NVIS products allow customers to visualize and interact with simulated 3D environments and equipment for training purposes. Our customers develop high-fidelity training and simulation applications that require high-performance visuals, intuitive controls, and unsurpassed customer support. Some of NVIS’s products include our LCOS displays.

The focus of our internally funded research and development activities is on our OLED display technology. Previously we designed headset systems that were focused on the emerging enterprise and consumer markets for head-worn, hands-free voice and gesture controlled wireless computing and communication devices. However, we continue to license our previously designed systems under agreements that may include a royalty payable to us and a purchase and supply agreement that requires us to supply our customers and our customers to buy our components for integration into their products. The licenses may convey the right of exclusivity for a particular market or geographic area.

In addition to sales of our components and subassemblies, we also derive a significant portion of our revenue from developing custom product solutions for our customers which we refer to as Funded Research and Development. We enter into development agreements with the goal of successfully developing a customer product and then winning the production orders for such products once design is complete and tested. These development programs can take several years. The Funded Research and Development process typically adds to Kopin’s knowledge base and expertise, putting us in a better position for future business. The Funded Research and Development arrangements typically have various milestones we are required to achieve in order to be reimbursed for our efforts. These arrangements are normally fixed price and may be cancelled by the customer on short notice. We also believe that the technologies developed for the U.S. defense industry can eventually be used in commercial and enterprise applications and then in consumer applications.

Sales to significant non-affiliated customers for fiscal years 2021, 2020 and 2019, as a percentage of total revenues, was as follows:

	Sales as a Percent of Total Revenue
	Fiscal Year
	2021	2020	2019
Customer
Defense Customers in Total	40%	50%	30%
DRS Network & Imaging Systems, LLC	31%	35%	17%
Collins Aerospace	30%	27%	*
RealWear, Inc.	*	*	20%
Funded Research and Development Contracts	32%	25%	17%

Note: The symbol “*” indicates that sales to that customer were less than 10% of the Company’s total revenues. The caption “Defense Customers in Total” excludes funded research and development contracts.

Our fiscal year ends on the last Saturday in December. The fiscal years ended December 25, 2021, December 26, 2020, and December 28, 2019 are referred to herein as fiscal years 2021, 2020 and 2019, respectively.

Augmented and Virtual Reality

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

Our Solution

Kopin Technology

Kopin technology includes the ability to manufacture proprietary small form factor AMLCD, LCOS and OLED displays and optical lenses and the know-how to design and manufacture components and subassemblies based on our display technologies. We also offer proprietary backlights and ASICs that work with our AMLCD displays. Our components are used in our customers’ products, such as headsets for field service personnel, medical professionals or consumer rifle scopes. We also offer backlights and ASICs that work with our AMLCD displays. The subassemblies we offer combine one or two of our displays, backlight, ASIC, complex optics, and other electronics in an assembly that is then included in a larger system, for example a weapon sight or a targeting system in an armored vehicle. These subassemblies must survive the shock and vibration of weapons fire and operate in extreme environmental conditions. There is considerable know-how that goes into the design, materials selection, assembly and test of these subassemblies that is an important part of our technology.

Display Products

Small form factor displays used in near-eye applications are widely used in defense in many applications such as thermal weapon sights, avionic helmets and training and simulation systems. Small form factor near-eye displays currently have more limited use in industrial products such as wearable headsets that allow users to view data, schematics and videos to enable them to perform production or repairs. In addition, we believe small form factor near-eye display are well suited for AR and VR consumer markets and will be a critical component in the development of these markets, which we believe will grow in the coming years. We believe our small form factor displays have certain advantages with respect to small size, resolution, brightness and low power consumption that are advantageous for product design and usage.

There are several micro display technologies commercially available including transmissive, reflective and emissive. Our principal display products are miniature high-density color or monochrome AMLCDs that range from approximately 428 x 240 resolution to 2048 x 2048 resolution and are sold in either a transmissive or reflective format. We are developing emissive OLED displays with a resolution of 1280 x 720 (“720p”), 2048 x 2048 (“2K”), 1280 x 960 (“QVGA”) and 2560 x 2560 (“2.6K”). We sell our displays individually or in combination with our other components assembled in a unit. For example, we offer a display as a product, a module product unit that includes a single display, backlight and optics in a plastic housing, a binocular display module product that includes two displays, backlights and optics in a plastic housing, and a subassembly that we refer to as an HLA (“Higher-Level Assembly”) that contains a display, light emitting diode based illumination, optics, and electronics in a sealed housing, primarily for defense applications.

Our transmissive AMLCD display products, which we refer to as CyberDisplay® products, utilize high quality, single-crystal-on-silicon, which is the same high-quality silicon used in conventional integrated circuits. This single-crystal-silicon is not grown on glass; rather, it is first formed on a silicon wafer and patterned into an integrated circuit (including the active matrix, driver circuitry and other logic circuits) at an integrated circuit foundry. These processes enable the manufacture of miniature active matrix circuits, that are comparable to higher resolution displays relative to passive and other active matrix displays that are fabricated on glass. Our foundry partners fabricate integrated circuits using our proprietary back plane designs for our CyberDisplay displays in their foundries in Taiwan. The fabricated wafers are then returned to our facilities, where we lift the integrated circuits off the silicon wafers and transfer them to glass using our proprietary Wafer Engineering technology. The transferred integrated circuits are then processed, packaged with liquid crystal and assembled into display panels at our Display Manufacturing Center in Westborough, Massachusetts. When combined with the appropriate optic the display provides the user with a high resolution, full screen experience.

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

Our reflective LCOS display products are miniature high density, dual mode color sequential/monochrome reflective microdisplays with resolutions that range from approximately 1280 x 768 pixels (“WXGA”) resolution to 2K x 2K resolution. These displays are manufactured by our FDD subsidiary in Scotland. Our reflective displays are based on a proprietary, high-speed, ferroelectric liquid crystal on silicon (“FLCOS”) platform. Our digital software and logic-based drive electronics combined with the very fast switching binary liquid crystal enables our microdisplay to process images purely digitally and create red, green and blue gray scale in the time domain. This architecture has major advantages in visual performance over other liquid crystal, organic light-emitting diode and microelectromechanical systems-based technologies: precisely controlled full color or monochrome gray scale is achieved on a matrix of undivided high fill factor pixels, motion artifacts are reduced to an insignificant level and there are no sub-pixels, no moving mirrors and no analog conversions to detract from the quality of the image.

The FLCOS device is comprised of two substrates. The first is a pixelated silicon-based CMOS substrate which is manufactured by our foundry partner based on our proprietary back plane design using conventional silicon integrated circuit lithography processes. The silicon substrate forms the display’s backplane, serving as both the active matrix to drive individual pixels and as a reflective mirror. The second substrate is a front glass plate. Between the backplane and the front glass substrate is a ferroelectric liquid crystal material which, when switched, enables the incoming illumination to be modulated.

Our OLED technology has the ability to emit light when electrical current flows through its electroluminescent layers as opposed to our AMLCD which requires a separate light source. Our OLED microdisplays have a top-emitting structure built on opaque silicon integrated circuits rather than on glass. An OLED display typically has a wider viewing angle than an AMLCD. Light from an OLED appears fairly evenly distributed in the forward directions and so a slight movement of the eye relative to the display does not perceive the change in the image brightness or color. OLED displays can also have a much higher contrast ratio than AMLCDs, which is desirable for some user applications.

Kopin is aiming at disrupting the OLED microdisplay industry with a new fabless, scalable business model. We believe the partitioning of the OLED manufacturing into multiple parties, each focusing on their core competencies, can make a significant difference in the OLED microdisplay performance and supply chain, while reducing the capital cost and overhead costs of entering this business. Making OLED microdisplays consists of three major steps: designing backplane circuits, processing silicon wafers to generate backplane wafers, and deposition of OLED layers on silicon backplane wafers and packaging the displays. We believe backplane design is the most intellectual property-intensive area. Kopin has more than 20 patents granted or pending on the design of OLED backplanes to get low power consumption, high frame rates and more uniform display images. Kopin has established relationships with multiple silicon foundries to produce the OLED backplane wafers. We believe Kopin’s Lightning® backplane technology and the emergence of high-volume OLED manufacturing facilities can reduce the cost to manufacture OLED displays thereby expanding the applications for OLED microdisplays.

Our proprietary technology in OLED microdisplays lies mainly in the design of the integrated circuits or “back plane” upon which OLED microdisplays are built. The back plane drives the performance of the display.

Two of the biggest challenges for the OLED microdisplay for AR and VR applications is low brightness and short lifetime. Kopin is working to solve both of these issues with a double OLED stack approach. We believe most OLED microdisplays commercially available in volume to-date have been made with a single-stack OLED structure, namely consisting of a one junction organic diode structure. A duo-stack OLED consists of two OLED structures connected in series so that carriers (electrons-holes) pass through the duo-stack OLED and generate photons twice, instead of once in the case of a single-stack OLED structure. This structure enables higher brightness without a commensurate increase in power and without the longevity (burn-in) issues which have plagued previous high-brightness single-stack OLED displays. In addition, we believe Kopin’s proprietary ColorMax ™ technology provides an accurate and wide color spectrum without the color mixing that has previously prevented duo-stack OLED structures from rendering accurate color. In addition, we have a proprietary embedded anode structure within the back plane design which we believe will make the design integration of our display in a finished product less complicated for product designers. We call this technology Display on a Chip (DoC). We believe our patent-pending backplane technologies can provide superior performance compared to other OLED products in the market in terms of brightness, power consumption, longevity and color accuracy and we believe these features will improve further as our technology matures.

We have engaged foundry services for the fabrication of the Lightning OLED back plane wafers. Our model is to sell these wafers to deposition foundries that deposit the organic material on the backplane and manufacture the displays. The deposition foundries will either sell the displays to their customers or to us for resale to our customers. We believe this outsourcing model allows us to leverage our underlying back plane intellectual property as well as the existing infrastructure to obtain lower cost manufacturing and avail ourselves of manufacturing technology improvements as they occur.

Currently we have two OLED microdisplays on the market: a 2K x 2K display with 2048 x 2048 resolution in a 0.99” diagonal size, which is aimed at VR and Mixed Reality applications; and a 720p display with 1280 x 720 resolution in a 0.49” diagonal size, which is aimed at AR applications. We have also demonstrated a QVGA display with 1280 x 960 resolution in a 0.5” diagonal size, which is aimed at electronic viewfinder and AR applications, and a 2.6K x 2.6K display with 2560 x 2560 resolution in a 1.3” diagonal size. Our OLED microdisplay has a combo C-PHY/D-PHY Mobile Industry Processor Interface and display stream compression to allow 120 Hz operation at the full resolution. This display is designed for high-end VR and content streaming applications.

Kopin is also exploring the development of MicroLED microdisplays which offer the possibility of high brightness, wide viewing angle, excellent contrast and low cost. Kopin is working with other partners to explore the potential benefits and implementation of the technology. If Kopin is successful in developing prototypes, then we expect that high volume manufacturing process development may be required including the development of equipment.

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

Optical Lenses and Backlights

We offer a variety of optical lenses some of which we have developed internally and others for which we license the rights to sell. We also offer a variety of backlights, some of which we have developed internally and some of which are “off-the-shelf” components. The lenses come in a variety of sizes with the smallest being our Pupil™, followed by our Pearl™ and Pancake™ lenses. The different sizes of lenses give us and our customers design flexibility when creating headset systems. There is a trade-off between the lens size and the size of the perceived image to the viewer. For example, a Pearl lens will provide the viewer with an image approximately equivalent to what the viewer would see looking directly at a smartphone, whereas a Pancake lens will provide the viewer with an immersive experience. We use third parties to manufacture these lenses.

Headset Systems

We license an industrial headset reference design, which is a complete head-worn computer that connects to the Internet wirelessly and includes an optical pod with one of our display products, a microprocessor, battery, camera, memory and various commercially available software packages that we license. We also licensed an industrial headset reference design, which is a device that attaches to a pair of safety glasses, includes an optical pod with one of our display products and a camera and is operated primarily through the use of voice. The display module or optical pod allows users to view the information such as maintenance diagrams and instruction sets, Internet data, emails, text messages, maps or other data at a “normal” size because of our specialized optics. Our industrial headsets provide the capability of viewing technical diagrams, by enabling the user to zoom in to see finer details or zoom out to see a larger perspective.

Strategy

Our product strategy is to enter into Funded Research and Development programs with U.S. defense prime contractors to invent, develop, manufacture and sell (or license) leading-edge critical technology and microdisplay components and subassemblies that will be used in rugged environments. We intend to use the know-how gained and technology developed from these defense development programs and products to create products that can be used in industrial, enterprise, medical and ultimately consumer applications. The products we develop typically include a microdisplay, optics, and an ASIC in a sealed housing. The products we make for the defense market must be able to withstand the extreme shock and vibration experienced in weapons fire. Accordingly, our intellectual property includes not just our patented microdisplays and a broad range of optics and but also our know-how to manufacture products that can withstand shock and vibration of weapons fire and extreme environments. The critical elements of our strategy include:

●	Broad Portfolio of Intellectual Property. We believe that our extensive portfolio of patents, trade secrets and non-patented know-how provides us with a competitive advantage in our markets and we have been accumulating a significant patent and know-how portfolio either by internal efforts or through acquisition. We own, exclusively license or have the exclusive right to sublicense approximately 200 patents and patent applications issued and/or pending worldwide. An important piece of our strategy is to continue to accumulate valuable patented and non-patented technical know-how relating to our microdisplays, including back plane design, and other critical technologies for advanced wearable systems such as optics and drive electronics.

●	Maintain Our Technological Leadership in Defense and Industrial Markets. We are a recognized leader in the design, development and manufacture of high resolution microdisplay components and subassemblies for defense and industrial applications. We believe our ability to continue to develop components and subassemblies for defense applications enhances our opportunity to grow within our other non-defense targeted markets such as industrial, medical and eventually AR and VR consumer markets. We perform research and development contracts for U.S. Government agencies and prime contractors of the U.S. government. Under these contracts, the U.S. Government funds all or a portion of our efforts to develop next-generation microdisplay related technologies and products for aviation systems such as pilot helmets, soldier centric systems such as weapon sights, training and simulation systems and defense armored vehicles. This enables us to supplement our internal research and development budget with additional funding and adds to our expertise in technology, products and systems.

●	Understand Our Customer Needs. We believe our system know-how, be it a defense, industrial or consumer system, is a compelling reason why customers choose Kopin as their supplier. Unlike many of our competitors, we offer a range of display technologies, optics, backlights, and ASICs as either an individual component or in a system. We believe this enables us to provide superior technology solutions for our customers’ needs. Additionally, our human-factors and system understanding enables us to offer our customers valuable engineering services to solve their issues and reduce time to market for their products.

●	Internally Manufactured Products and Use of Third Party Manufacturing. We design and manufacture our transmissive and reflective display products in facilities that we lease and manage. However, the initial manufacturing steps fabricating the silicon wafers are performed at capital-intensive Taiwan foundries. With OLED displays, which we design, we similarly use silicon wafer foundries to produce our back planes, and we also use OLED deposition foundries to perform the OLED deposition steps for our displays. The use of these third-party foundries reduces our investments in plant and equipment and working capital for new products and enables us to update designs as technology and manufacturing trends change.

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

We have sold our AMLCD products to Collins Aerospace, Elbit, and DRS RSTA Inc. for use in defense applications, to Vuzix, RealWear and Iristik for enterprise wearable products, and to Scott Safety for public safety applications. We have sold our LCOS display products to Saki, Jutze and Mirtec for use in 3D metrology equipment. Our revenues from our OLED displays have primarily been from development contracts with customers that are designing our displays into their products.

In order for our AMLCD display products to function properly in their intended applications, ASICs and backlights are generally required. Several companies have designed ASICs to work with our display products and our customers can procure these chip sets directly from the manufacturer or through us.

For fiscal years 2021, 2020 and 2019, sales to defense customers, excluding research and development contracts, as a percentage of total revenue were 40%, 50% and 30%, respectively. For fiscal year 2021, Collins Aerospace and DRS Network & Imaging Systems LLC accounted for approximately 30% and 31% of our revenues, respectively.

For fiscal years 2021, 2020 and 2019, research and development revenues, primarily from multiple contracts with various prime contractors of U.S. government agencies, accounted for approximately 32%, 25% and 17%, respectively, of our total revenues.

Product Development

We believe that continued introduction of new products in our target markets is essential to our growth. Our industrial and consumer products tend to have one-to three-year life cycles. We have assembled a group of highly skilled engineers who work internally as well as with our customers to continue our product development efforts. Our primary development efforts are focused on AMLCD display subassemblies for defense and industrial applications and OLED display components for defense, industrial and consumer applications. In 2019 we commenced MicroLED display development under a customer funded development program and we are evaluating the commercial viability of MicroLED display products.

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

Our AMLCD display product development efforts are primarily focused on improving performance and reducing the manufacturing costs. We are continually evaluating our display manufacturing process in order to reduce cost. Our defense products include subassemblies and our advanced subassemblies are referred to as HLAs. The HLA may include a display, multiple optical lenses in a hermetically sealed housing. The HLAs are made to very exact tolerances, which require Kopin to manage its supply chain in order to procure raw materials that meet specification while enabling Kopin to achieve high yields.

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

We offer components such as our optical lenses, backlights and ASICs, manufactured to our specifications, which we then buy and resell. The components that are made to order rely on either intellectual property we developed or acquired or that we license from third parties.

Funded Research and Development

We have entered into various development contracts with agencies and prime contractors of the U.S. government and commercial customers. These contracts help support the continued development of our core technologies. We intend to continue to pursue development contracts for applications that relate to our defense and commercial product applications. Our contracts contain certain milestones relating to technology development and may be terminated prior to completion of funding. Our funded development projects often lead to a product or component supply agreement. Our policy is to retain our proprietary rights with respect to the principal commercial applications of our technology, however, we are not always able to retain our proprietary rights. To the extent technology development has been funded by a U.S. federal agency, under applicable U.S. federal laws the federal agency that provided the funding has the right to obtain a non-exclusive, non-transferable, irrevocable, fully paid license to practice or have practiced this technology for governmental use. In addition, we may be required to negotiate intellectual property rights with our defense prime contractors. For our commercial development agreements customers often obtain exclusive rights to a particular display or technology that is developed either permanently or for some period of time. Revenues attributable to research and development contracts for fiscal years 2021, 2020 and 2019 totaled $14.7 million, $10.1 million and $5.0 million, respectively.

Competition

The general commercial display market is highly competitive and is currently dominated by large Asian-based electronics companies, including AUO, BOE Technology Group, Himax, LG Display, Samsung, Sharp, Sony and Texas Instruments. In additional, several companies focus on OLED microdisplays including eMAGIN, MicroOLED, Olightek, BOE Technology, Seeya, Seiko Epson and Sony. The display market consists of multiple segments, each focusing on different end-user applications applying different technologies. Competition in the display field is based on price and performance characteristics, product quality, size and the ability to deliver products in a timely fashion. The success of our display product offerings will also depend upon the adoption of our display products by consumers as an alternative to other active matrix LCDs or OLEDs and upon our ability to compete against other types of well-established display products and new emerging display products. Particularly significant is a consumer’s willingness to use a near eye display device, as opposed to a direct view display that may be viewed from a distance of several inches to several feet. Assuming a user is willing to use a near eye display device, companies such as Samsung and Oculus are offering near eye virtual reality headset products that use large display panels on glass to provide the image as opposed to using microdisplays. Displays on glass typically have lower resolution than our products but are lower in cost on a per square inch basis. We cannot be certain that we will be able to compete against these companies and technologies, or that consumers will accept the use of such eyewear in general or our customers’ product form-factor specifically.

There are also a number of AMLCD, LCOS, OLED, MicroLED and alternative display technologies in development and production. There are many large and small companies that manufacture or have in development products based on these technologies. We outsource the manufacturing of our OLED displays to Chinese foundries. We expect these foundries to offer their own products. Our display products will compete with other displays utilizing these and other competing display technologies.

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

Human Capital Resources

As of December 25, 2021, our consolidated business employed 181 individuals. Of these employees, 8 hold Ph.D. degrees in Material Science, Electrical Engineering or Physics. Our management and professional employees have significant prior experience in semiconductor materials, device transistor and display processing, optical design, manufacturing and other related technologies. Our employees are located in the U.S., Europe and Asia and the laws regarding employee relationships are different by jurisdiction. None of our employees are covered by a collective bargaining agreement. We have policies to prevent discrimination based on gender, race, ethnicity, nationality, religion, sexual orientation, gender identity or gender expression. We take affirmative action to ensure that applicants are hired and that employees are treated during employment, without regard to their race, ethnicity, religion, sex, or national origin. We also take affirmative action to employ and advance veterans in employment. We consider relations with our employees to be good.

In 2004, we finalized and adopted a Code of Business Conduct and Ethics regarding the standards of conduct of our directors, officers and employees. The code is reviewed and updated periodically by our Board or Directors and is available on our website at www.kopin.com.

Environmental, Social & Governance (ESG) Initiatives

We strive to create and maintain a working environment that fosters honesty and hard work and rewards all of our employees’ hard work. We endeavor to make Kopin Corporation a place people are proud to be associated with. With the growing awareness of environmental and social issues we are in the process of creating a more formalized ESG strategy. Our initial process for the strategy creation includes work by a cross-functional ESG team of leaders representing operations, human resources, supply chain, finance, marketing, and facilities departments. We also utilize third-party facility, environmental and legal consulting services. These third-party consultants are assisting us in creating an ESG materiality assessment from which we can develop a base-line assessment for monitoring our progress.

We provide recurring company-wide communication of our formalized values, a summary of which are:

Integrity	Team	Customers
Uphold Ethical Standards in Our Performance	Treat Everyone with Respect	Highest Quality Customer Service Through Collaborative Success
Keep Our Commitments	Encourage Open Communication	Provide Industry Leading Products
Protect Our Intellectual Property	Promote Critical Thinking and Innovation	Maintain Confidentiality and Protect Customer Intellectual Property

We are not a member of the Responsible Business Alliance (“RBA”); however, we have utilized the themes of the RBA Code of Conduct to supplement our Code of Ethics, including the RBA Code’s five critical areas of corporate social responsibility: labor, health and safety, environment, management systems, and ethics. We believe that following the values noted above, we believe we can achieve our business objectives and long-term stockholder value while doing our part in each of these areas. For additional information, see “Human Capital Management” in this Form 10-K below.

Care for Our People

● We believe in upholding the principles of human rights, worker safety, and observing fair labor practices within our organization.

● We respect different viewpoints and perspectives, and that ultimately individual thoughts create innovation and achieve better results. We continually evaluate how we provide organizational training, formalize company values, and revitalize recruitment strategy.

● We are committed to employee safety. We have installed safety protocols and monitoring systems. We have periodic audits by third parties to test our systems and perform preventive maintenance. Our policies prohibit an employee from being alone in the facility or in unsupervised areas of our facility.

Environmental Responsibility

● We are committed to protecting the natural environment and our community by complying with all applicable legal and regulatory requirements. We maintain an environmental management system and a specific framework for implementing relevant sustainable practices.

● We ask our employees to help us accomplish environmental sustainability by looking for opportunities to conserve energy, reduce consumption of natural resources, preserve air and water quality, manage waste properly, and reuse and recycle, and reduce the use of toxic substances in our operations where possible, including, in particular, in our clean room and lab facilities. Our clean room facility emissions are less than permitting and reporting thresholds, and we track emissions monthly to verify compliance with the regulations.

● We look for ways to reduce energy consumption in our facilities around the world, including upgrades and or retrofits to smart HVAC systems. For instance, we have installed variable speed fans, which only turn-on based on various metrics, thereby reducing energy usage.

Ethics & Corporate Responsibility

● We are committed to ensuring ethical organizational governance, embracing diversity and inclusion in the board room and throughout the organization.

● We are committed to observing fair, transparent, and accountable operating practices.

● We seek to create and foster a healthy, balanced, and ethical work environment for everyone in our organization. To this end, we promote an ethical organizational culture and encourage all employees to raise questions or concerns about actual or potential ethical issues and company policies and to offer suggestions about how we can make our organization better. We have a Whistleblower Ethics Hotline that includes global telephone access and online access. We have an independent third party periodically test the Whistleblower Ethics Hotline.

Supply Chain Responsibility

● We intend to request that our suppliers adhere to the RBA Code of Conduct or its equivalent by flowing this requirement through our commercial contracts.

● We also adhere to Rule 13p-1 under the Exchange Act and support efforts to avoid sourcing conflict minerals that directly or indirectly finance or benefit armed groups in the Democratic Republic of Congo (or DRC) and in adjoining countries. Consistent with the Organization for Economic Co-operation and Development Due Diligence Guidance concerning conflict minerals, we adopted the Conflict Free Sourcing Initiative Due Diligence reporting process and seek to obtain conflict minerals content declarations from our suppliers each year, all in an effort to promote supply chain transparency. We do not directly source tin, tantalum, tungsten, or gold (collectively referred to as 3TG) from mines, smelters or refiners, and we are in most cases several or more levels removed from these supply chain participants.

Government Regulations

Our business is subject to extensive regulation in the industries we serve. We deal with numerous U.S. government agencies and entities, including but not limited to branches of the Department of Defense (“DoD”).

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

We are also subject to federal International Traffic in Arms Regulations (“ITAR”) laws which regulate the protection (cybersecurity) and export of technical data and export of products to other nations that may use such data or products for defense purposes. The failure to comply with present or future regulations could result in fines being imposed on us, suspension of production, or a cessation of operations. Any failure on our part to obtain any required licenses for the export of technical data and/or export of our products or to otherwise comply with ITAR, could subject us to significant future liabilities.

We are also subject to federal importation laws that regulate the importation of raw materials and equipment from other nations that are used in our products. The failure to comply with present or future regulations could result in fines being imposed on us, suspension of production, or a cessation of operations.

Investments in Related Businesses

On September 30, 2019 we entered into an Asset Purchase Agreement (the “Solos Purchase Agreement”) with Solos Technology Limited (“Solos Technology”), pursuant to which we sold and licensed certain assets of our Solos (“Solos”) product line and Whisper Audio (“Whisper”) technology. As consideration for the transaction, we received 1,172,000 common shares representing a 20.0% equity stake in the Solos Technology’s parent company, Solos Incorporation (“Solos Inc”). Our 20.0% equity stake will be maintained until Solos Inc. has raised a total of $7.5 million in equity financing after which we will need to participate in future equity offerings or our ownership percentage will be diluted.

We acquired an equity interest in Lenovo New Vision in the first quarter of 2018 for $1.0 million and the Company also contributed certain intellectual property. As of December 25, 2021, we own an 11% interest in this investment and the carrying value of our investment is $3.9 million.

We acquired an equity interest in a medical device company in 2021. As of December 25, 2021 the carrying value of this investment is $0.3 million.

We own 100% of the outstanding common stock of NVIS and FDD and 80% of the outstanding common stock of e-MDT America (“eMDT”) and we consolidate each of their financial results within our consolidated financial statements.

We terminated operations of our subsidiary, Kopin Software Ltd., in the third quarter of 2019 and are in the process of liquidating it.

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

Sources and Availability of Raw Materials and Components

We rely on third-party independent contractors for certain integrated circuit chip sets, backlights and other critical raw materials such as special glasses, wafers and chemicals. In addition, our CyberDisplay subassemblies, HLAs, binocular display modules, and other modules include lenses, backlights, printed circuit boards and other components that we purchase from third-party suppliers. Some of these third-party contractors and suppliers are small companies with limited financial resources. In addition, our defense customers typically buy a small number of units, which prevents us from qualifying and buying components economically from multiple vendors. As a result, we are highly dependent on a select number of third-party contractors and suppliers.

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

We operate in a changing global environment that involves numerous known and unknown risks and uncertainties that could materially adversely affect our financial condition, results of operations, cash flows, and competitive position. Accordingly, our business and financial results are subject to a number of risks and uncertainties, including those set forth below or additional risks and uncertainties that are not currently known to us or that we currently do not believe to be material may also negatively affect our business and financial results. The risk factors set forth below describe what we believe to be the material risks, and uncertainties related to our financial condition, results of operations, cash flows, and competitive position. We have included the risk factors below without any reflection on the importance of, or likelihood of, any particular risk factor.

We have experienced a history of losses, have a significant accumulated deficit, have had negative cash flow from operating activities in fiscal years 2021, 2020, and 2019, and expect to have negative cash flow from operating activities in fiscal year 2022. Since inception, we have incurred significant net operating losses. As of December 25, 2021, we had an accumulated deficit of $319.1 million. At December 25, 2021 and December 26, 2020, we had $29.3 million and $20.7 million of cash and cash equivalents and marketable securities, respectively. For the years 2021 and 2020, net cash used in operating activities was $10.7 million and $4.4 million, respectively. The increase in our cash and cash equivalents and marketable securities is primarily a result of sales of our common stock which partially offset funding our operating losses, of which a significant component is our investments in research and development. We plan to continue to invest in research and development even during periods when we are not profitable, which may result in our incurring losses from operations and negative cash flow. If we do not soon achieve and maintain positive cash flow and profitability, our financial condition will ultimately be materially and adversely affected, and we will be required to raise additional capital. We may not be able to raise any necessary capital on commercially reasonable terms or at all. If we fail to achieve or maintain profitability on a quarterly or annual basis within the timeframe expected by investors, the market price of our common stock may decline.

There is a global shortage of critical semiconductor and other raw materials. It is important to understand that the failure to procure one semiconductor component can prevent the entire product from being manufactured and sold. We do not manufacture the integrated circuit chip sets that are used to in our display products and our customers’ products. Instead, we rely on third party independent vendors and subcontractors for these integrated circuit chip sets. We purchase critical raw materials such as special glasses, special silicon on insulator (“SOI”) wafers, light emitting diodes, adhesives, chemicals, lenses, backlights, printed circuit boards and other components from third-party suppliers. We sell a relatively small volume of defense products and therefore our purchase of raw materials for our defense business is also relatively small. Because our purchase of raw materials is relatively small, qualifying and buying components from multiple vendors is not economically possible. In addition, our defense products typically have long life cycles which means many of the raw materials are based on older technology. We periodically receive notices from suppliers of our critical raw materials regarding their plans to stop selling those raw materials. This requires us to identify another raw material and/or raw material supplier to replace the discontinued item/supplier, which would then require us to internally re-qualify the product with the new material as well as possibly re-qualify the product with our customer. The cost to requalify is expensive and time consuming and may result in the suspension of production. If any of these third party contractors or suppliers were unable or unwilling to supply these integrated circuit chip sets or critical raw materials to us, whether for business or regulatory reasons, we would be unable to manufacture and sell our display products until a replacement material could be found. We may not be able to find a replacement material or if we are able to find a replacement material, we may be unable to sell our products until they have been qualified both internally and with the customer. Lower volume purchases may make it uneconomical for some of our suppliers to provide the raw materials we need. We cannot assure that a replacement third-party contractor or supplier could be found on reasonable terms or in a timely manner. Any interruption in our ability to manufacture and distribute our display products could cause our display business to be unsuccessful and the price of our common stock may decline.

Most of our defense sales are on a fixed-price basis, which could subject us to losses if there are cost overruns. Under a fixed-price contract, we receive only the amount indicated in the contract, regardless of the actual cost to produce the goods. While firm fixed-price contracts allow us to benefit from potential cost savings, they also expose us to the risk of cost overruns. If the initial estimates that we use to calculate the sales price and the cost to perform the work prove to be incorrect, we could incur losses. We have had situations where we have underestimated the cost of a program and incurred losses on fulfilling the contract. As discussed above we are seeing a global shortage of semiconductors and other raw materials which is resulting in significant increase in raw material prices. In addition, the U.S. is experiencing inflation levels not seen in many years which is driving higher labor costs. Some of our contracts have specific provisions relating to cost, scheduling, and performance. If we fail to meet the terms specified in those contracts, then our cost to perform the work could increase, which would adversely affect our financial position and results of operations. Some of the contracts we bid on have Indefinite Delivery, Indefinite Quantity (“IDIQ”) provisions. This means we are bidding a fixed price but are not assured of the quantity the government will buy or when it will buy during the term of the contract. This means we are exposed to the risk of price increases for labor, overhead and raw materials during the term of the contract. We may incur losses on fixed-price and IDIQ contracts that we had expected to be profitable, or such contracts may be less profitable than expected, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

The continued pervasiveness of the COVID19 pandemic, or the widespread outbreak of any other illness or any other communicable disease, or any other public health crisis, could adversely affect our business, results of operations and financial condition. The COVID-19 pandemic has negatively affected the global and national economy, disrupted global supply chains, and created significant volatility in and disruption of financial markets. The extent of the impact of the COVID-19 pandemic on our operational and financial performance, including the ability to execute business strategies and initiatives in the expected time frame, will depend on future developments, including the emergence and spread of new variants of the virus and related governmental and societal responses and restrictions on travel and transportation or otherwise, and related governmental and societal responses and restrictions on travel and transportation or otherwise, all of which are uncertain and cannot be predicted at this time. An extended period of global supply chain and economic disruption could materially affect our business, results of operations, financial condition, and access to sources of liquidity.

We generally do not have long-term contracts with our customers, which makes forecasting our revenues and operating results difficult. We generally do not enter into long-term agreements with our customers obligating them to purchase our products. Our business is characterized by short-term purchase orders with shipment schedules within one year and we generally permit orders to be canceled or rescheduled before shipment without significant penalty. As a result, our customers may cease purchasing our products at any time, which makes forecasting our revenues difficult. In addition, due to the absence of substantial non-cancelable backlog, we typically plan our production and inventory levels based on internal forecasts of customer demand, which are highly unpredictable and can fluctuate substantially. The uncertainty of product orders makes it difficult for us to forecast our sales and allocate our resources in a manner consistent with our actual sales. Moreover, our expense levels and the amounts we invest in capital equipment and new product development costs are based in part on our expectations of future sales and, if our expectations regarding future sales are inaccurate, we may be unable to reduce costs in a timely manner to adjust for sales shortfalls, and our results of operations and financial condition could be materially adversely affected.

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

Our revenues and cash flows could be negatively affected if sales of our Display products for defense applications significantly decline or the current defense development programs are either cancelled or ultimately do not result in future product sales. The sale of our display products to the military for use in thermal weapon sights and avionic helmets have been a primary source of our defense revenues and cash flows over the last several years. We currently are included in the Family Weapon Sight (“FWS”) Individual program and the Joint Strike Fighter (F-35) jet fighter program. We are in development and qualification in additional defense programs related to avionic helmets, armored vehicles and soldier rifle scopes. Our ability to generate revenues and cash flow from sales to the U.S. military depends on our Display products remaining qualified in the F-35 Joint Strike Fighter, FWS and other U.S. defense programs and on the U.S. government/military funding these programs. Our ability to generate revenues and cash flows also depends on the products we are developing and qualifying for other U.S. military programs being successfully qualified and the U.S. government/military funding these programs. We may not be awarded contracts for the systems we are in qualification for, and for the systems we are qualified for we may only be awarded a portion of the program as the U.S. military looks to have multiple sources when possible. In addition, the government could postpone or cancel these programs. We believe the U.S. Department of Defense is evaluating alternative display technologies for the F-35 Strike Fighter program and other defense programs, and we may need to requalify for any replacement display technologies. Our ability to generate revenues and cash flow from sales to the U.S. military also depends on winning contracts over our competitors. If we are unable to be qualified into new U.S. defense programs, remain qualified in existing programs, or win orders against our competition, or if defense programs are not funded, then our ability to generate revenues and achieve profitability and positive cash flow will be negatively impacted.

Our customers who purchase display products for defense applications typically incorporate our products into their products, which are sold to the U.S. government under contracts. U.S. government contracts generally are not fully funded at inception and may be terminated or modified prior to completion, which could adversely affect our business. Congress funds the vast majority of the federal budget on an annual basis, and Congress often does not provide agencies with all the money requested in their budget. Many of our customers’ contracts cover multiple years and, as such, are not fully funded at contract award. If Congress or a U.S. government agency chooses to spend money on other programs, our customers’ contracts may be terminated for convenience. Federal laws, collectively called the Anti-Deficiency Act, prohibit involving the government in any obligation to pay money before funds have been appropriated for that purpose, unless otherwise allowed by law. Therefore, the Anti-Deficiency Act indirectly regulates how agencies award our contracts and pay our invoices. Federal government contracts generally contain provisions that provide the federal government rights and remedies not typically found in commercial contracts, including provisions permitting the federal government to, among other things: terminate our existing contracts; modify some of the terms and conditions in our existing contracts; subject the award to protest or challenge by competitors; suspend work under existing multiple year contracts and related delivery orders; and claim rights in technologies and systems invented, developed or produced by us.

The federal government may terminate a contract with us or our customers either “for convenience” (for instance, due to a change in its perceived needs) or if we default due to our failure or the failure of a general or subcontractor to perform under the contract. If the federal government terminates a contract with one of our customers, our contract with our customers generally would entitle us to recover only our incurred or committed costs, settlement expenses and possibly retain any profit on the work that was completed prior to termination. However, under certain circumstances, our recovery costs upon termination for convenience of such a contract may be limited. As is common with government contractors, we have experienced occasional performance issues under some of our contracts. We have received Stop Work Orders wherein work is suspended pending a review of the program. We may in the future receive show-cause or cure notices under contracts that, if not addressed to the federal government’s satisfaction, could give the government the right to terminate those contracts for default or to cease procuring our services under those contracts.

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

We recognize revenue for our defense contracts and some commercial contracts based on percentage of completion that requires significant management judgement, and errors in our judgement could result in our revenue being overstated or understated and the profits or loss reported could be subject to adjustment. For certain contracts with the U.S. government, the Company recognizes revenue over time as we perform services or deliver goods. The continuous transfer of control to, or performance of services for, the customer is subject to liability clauses in the contract that allow the U.S. government to unilaterally terminate the contract for convenience, pay us for costs incurred plus a reasonable profit and take control of any work in process. Contracts with commercial customers may have a similar liability clause. In situations where control transfers or services are performed over time, revenue is recognized based on the extent of progress towards completion of the performance obligation. We generally use the cost-to-cost approach to measure the extent of progress towards completion of the contractual obligation for our contracts. Under the cost-to-cost measure approach, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Revenues are recorded proportionally as costs are incurred. Accounting for design, development and production contracts requires judgment relative to assessing risks, estimating contract revenues and costs and making assumptions for schedule and technical issues. Due to the size and nature of the work required to be performed on many of our contracts, the estimation of total revenue and cost at completion is complicated and subject to many variables. Contract costs include material, labor and subcontracting costs, as well as an allocation of indirect costs. We have to make assumptions regarding the number of labor hours required to complete a task, the complexity of the work to be performed, the availability and cost of materials and performance by our subcontractors. For contract change orders, claims or similar items, we apply judgment in estimating the amounts and assessing the potential for realization. These amounts are only included in contract value when they can be reliably estimated, and realization is considered probable. If our estimate of total contract costs or our determination of whether the customer agrees that a milestone is achieved is incorrect, our revenue could be overstated or understated, and the profits or loss reported could be subject to adjustment. If our revenues and costs require adjustment our stock price could decline.

A decline in the U.S. government defense budget, changes in spending or budgetary priorities, a prolonged U.S. government shutdown or delays in contract awards may significantly and adversely affect our future revenues, cash flow and financial results. In addition to the Anti-Deficiency Act, in recent years, U.S. government appropriations have been affected by larger U.S. government budgetary issues and related legislation. As a result, DoD funding levels have fluctuated and been difficult to predict. Future spending levels are subject to a wide range of factors, including Congressional action. In addition, in recent years the U.S. government has been unable to complete its budget process before the end of its fiscal year, resulting in both a government shutdown and continuing resolutions to extend sufficient funds only for U.S. government agencies to continue operating. Most recently, the federal government was shut down due to lack of funding for over one month between late 2018 and early 2019. Additionally, the national debt has recently threatened to reach the statutory debt ceiling, and such an event in future years could result in the U.S. government defaulting on its debts.

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

Our ability to manufacture and distribute our Display products would be severely limited if the foundries that we rely on to manufacture integrated circuits for our Display products fail to provide those services. We depend principally on a Taiwanese foundry for the fabrication of integrated circuits for our defense display products. In addition, our strategy is to use Chinese foundries services for OLED deposition and processing of OLED displays. We also use foundries in Korea and France. We have no long-term contracts with the foundries we use and from time to time we have been put on allocation, which means the foundry will limit the number of wafers they will process for us. If foundries were to terminate or amend their arrangement with us or become unable to provide the required capacity, services and or quality on a timely basis, we may not be able to manufacture and ship our Display products or we may be forced to manufacture them in limited quantities until replacement foundry services can be obtained. Furthermore, we cannot assure that we would be able to establish alternative manufacturing and packaging relationships on acceptable terms.

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

Our investments in the development and sale of OLED microdisplays may not be successful which may materially adversely affect our sales, profitability and cash flow. Hstorically, we have sold products that incorporate our proprietary AMLCDs. We believe that for certain applications OLED microdisplays have performance advantages and we believe some customers have switched or will want to switch from AMCLDs to OLED microdisplays in the next two to three years. We are in the process of designing and developing OLED microdisplays. We expect to make significant monetary investments in their development, though our plan is to outsource their production. We have little experience in production outsourcing. If we are unsuccessful in designing and developing OLED microdisplays or if we are unable to find cost-effective third party production partners, our sales and profitability may be negatively affected.

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

If our information technology security systems were infiltrated and confidential and/or proprietary information were taken, we could be subject to fines, lawsuits and loss of customers. Significantly larger organizations with much greater resources than us have been the victim of cybercrimes. We routinely receive emails probing our Internet security, and our Internet security systems have detected outside organizations attempting to install Trojan virus software packages in our systems. We rely on our electronic information systems to perform the routine transactions to run our business. We transact business over the Internet with customers, vendors and our subsidiaries and have implemented security measures to protect unauthorized access to this information. We have also implemented security policies that limit access via the Internet from the Company to the outside world based on the individual’s position in the Company. We routinely receive security patches from software providers for the software we use. Our primary concerns are inappropriate access to personnel information, information covered under the International Traffic in Arms Regulation, product designs and manufacturing information, financial information and our intellectual property, trade secrets and know-how.

We may not achieve some or all of the anticipated benefits of our equity investments. At December 25, 2021 we had equity investments in companies totaling $4.6 million, where we have limited, if any, control over their governance, financial reporting and operations. As a result, we face certain operating, financial and other risks relating to these investments, including risks related to the financial strength of the investments. We are required to periodically review the value of these investments for impairment. For example, in the fourth quarter of 2019, we reviewed the financial condition and other factors of RealWear and as a result, in the fourth quarter of 2019, we recorded an impairment charge of $5.2 million to reduce our investment in RealWear to zero. These investments may not contribute to our earnings or cash flows. In addition, these investments may be required to raise additional capital, which may result in our ownership percentage being decreased.

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

The process of seeking patent protection can be time consuming and expensive and we cannot be certain that patents will be issued from currently pending or future patent applications. We cannot be certain that domestic or foreign intellectual property laws will allow protection of our intellectual property rights or that others will not independently develop similar products, duplicate our products or design around any patents issued or licensed to us. We may be subject to or may initiate contested patent or patent application proceedings in the United States Patent and Trademark Office, foreign patent offices or the courts, which can demand significant financial and management resources. Patent applications in the U.S. typically are maintained in secrecy until they are published about 18 months after their earliest claim to priority. As publication of discoveries in the scientific and patent literature lags behind actual discoveries, we cannot be certain that we were the first to conceive of inventions covered by our pending patent applications or the first to file patent applications on such inventions. We also cannot be certain that our pending patent applications or those of our licensors will result in issued patents or that any issued patents will provide adequate protection against a competitor. In addition, we cannot be certain that others will not obtain patents that we would need to license or could force us to retool or cease manufacturing and sales of products covered by these patents, nor can we be sure that licenses, if needed, would be available to us on favorable terms, if at all.

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

Our products could infringe on the intellectual property rights of others. Companies in the display industry steadfastly pursue and protect their intellectual property rights. This has resulted in considerable and costly litigation to determine the validity and enforceability of patents and claims by third parties of infringement of patents or other intellectual property. Our products could be found to infringe on the intellectual property rights of others. Other companies may hold or obtain patents on inventions or other proprietary rights in technology necessary for our business. Periodically, companies inquire about our products and technology in their attempts to assess whether we violate their intellectual property rights. In the event that our products might infringe upon the patent rights of others, we may be notified, from time to time, that we could be or we are infringing certain patents or other intellectual property rights of others. If we are forced to defend against patent infringement claims, we may face costly litigation, diversion of technical and management personnel, and product shipment delays, even if the allegations of infringement are unwarranted. If there are one or more successful claims of infringement against us and we are unable to develop non-infringing technology or license the infringed or similar technology on a timely basis, or if we are required to cease the manufacture, use, importation and/or sale of infringing products, expend significant resources to develop non-infringing technology or obtain licenses to patents of third parties covering the infringing technology or using one or more of our business or product names due to a successful trademark infringement claim against us, our business could be adversely affected. We are currently involved in an intellectual property dispute with Blue Radios, Inc., as described under Item 3. Legal Proceedings. If the outcome of such dispute is adverse to us, our business could be adversely affected. We cannot be certain that licenses will be obtainable on acceptable terms, if at all, or that damages for infringement will not be assessed or that litigation will not occur. The failure to obtain necessary licenses or other rights or litigation arising out of any such claims could adversely affect our ability to conduct our business as we presently conduct it and as we plan to conduct it in the future.

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

We lease our 74,000 square foot production facility in Westborough, Massachusetts, 10,000 square feet of which is contiguous environmentally controlled production clean rooms operated between Class 10 and Class 1,000 levels. In addition to our Massachusetts facility, we lease a 3,100 square foot facility in Santa Clara, California which houses our OLED design team and ASIC development. We also have a lease in Tokyo, Japan.

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

On October 11, 2016, the Company filed its Answer and Affirmative Defenses. The parties completed expert depositions on November 15, 2019. On December 2, 2019, the Company filed a Motion for Partial Summary Judgment requesting the Court dismiss counts 2-7 in their entirety and counts 1 and 8 in part. BlueRadios also filed a Motion for Partial Summary Judgment alleging it is the co-owner of U.S. Patent No. 8,909,296. Responses to the Motions for Partial Summary Judgment were filed on January 15, 2020, and replies were filed on February 19, 2020. On September 25, 2020, the Court denied BlueRadios’ Motion for Partial Summary Judgment. A trial date has not yet been set by the Court. The Company has not concluded a loss from this matter is probable; therefore, we have not recorded an accrual for litigation or claims related to this matter for the period ended December 25, 2021. The Company will continue to evaluate information as it becomes known and will record an estimate for losses at the time or times when it is both probable that a loss has been incurred and the amount of the loss is reasonably estimable.

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

Equity Compensation Plan Information

The following table sets forth information as of December 25, 2021 about shares of the Company’s common stock issuable upon exercise of outstanding options, warrants and rights and available for issuance under our existing equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (b)
Equity compensation plans approved by security holders	2,077,592	$2.78	1,795,311	(1)
Equity compensation plans not approved by security holders	—	$—	—

(1) Amount includes shares available under the 2020 Equity Incentive Plan.

Company Stock Performance

The following graph shows a five-year comparison of cumulative total shareholder return for the Company, the Nasdaq US Benchmark TR Index and the S&P 500 Information Technology index. The graph assumes $100 was invested in each of the Company’s common stock, the Nasdaq US Benchmark TR Index and the S&P 500 Information Technology index on December 31, 2016. Data points on the graph are annual. Note that historical price performance is not necessarily indicative of future performance.

Kopin Corporation
S&P 500 Information Technology Index
NASDAQ US Benchmark TR Index
450
400
350
300
250
200
150
100
50
0
Dec-16
Dec-17
Dec-18
Dec-19
Dec-20
Dec-21
Kopin Corporation
S&P 500 Information Technology
NASDAQ US Benchmark TR Index

Item 6.	Reserved

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following discussion should be read in conjunction with our consolidated financial statements and notes to those statements and other financial information appearing elsewhere in this Form 10-K. The following discussion contains forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a number of factors, including the risks discussed in Item 1A “Risk Factors,” and elsewhere in this Form 10-K. Please refer to our cautionary note on Forward-Looking Statements on page 3 of this Form 10-K.

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

Critical Accounting Estimates

Management’s discussion and analysis of our financial condition and results of operations are based upon our audited consolidated financial statements. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition under the cost-to-cost measurement method, bad debts, inventories, warranty reserves, investment valuations, valuation of stock compensation awards, recoverability of deferred tax assets, liabilities for uncertain tax positions and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for judgments about carrying values of assets and liabilities that are not apparent from other sources. Actual results may differ from these estimates under different assumptions.

We believe the following critical accounting policies are most affected by our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue Recognition

Substantially all of our product revenues are derived from the sales of microdisplays, which are sold as individual displays, modules that include electronics and optics, or higher-level subassemblies for use in defense, industrial and consumer near-eye applications such as avionic helmets, thermal weapon sights or virtual reality headsets. We also have development contracts for the design, manufacture and modification of products for the U.S. government or a prime contractor for the U.S. government or for a customer that sells into the industrial or consumer markets. The Company’s contracts with the U.S. government are typically subject to the Federal Acquisition Regulations (“FAR”) and are priced based on estimated or actual costs of producing goods. The FAR provides guidance on the types of costs that are allowable in establishing prices for goods provided under U.S. government contracts. The pricing for non-U.S. government contracts is based on the specific negotiations with each customer.

Our fixed-price contracts with the U.S. government or other customers may result in revenue recognized in excess of amounts currently billed. We disclose the excess of revenues over amounts actually billed as Contract assets and unbilled receivables on the balance sheet. Amounts billed and due from our customers are classified as Accounts receivable on the balance sheets. In some instances, the U.7S. government retains a small portion of the contract price until completion of the contract. The portion of the payments retained until final contract settlement is not considered a significant financing component because the intent is to protect the customer. For contracts with the U.S. government, we typically receive interim payments either as work progresses or by achieving certain milestones or based on a schedule in the contract. We recognize a liability for these advance payments in excess of revenue recognized and present it as Contract liabilities and billings in excess of revenue earned on the balance sheets. The advanced payment typically is not considered a significant financing component because it is used to meet working capital demands that can be higher in the early stages of a contract and to protect us from the other party failing to adequately complete some or all of its obligations under the contract. For industrial and consumer purchase orders, we typically receive payments within 30 to 60 days of shipments of the product, although for some purchase orders, we may require an advanced payment prior to shipment of the product.

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

For certain contracts with the U.S. government, the Company recognizes revenue over time as we deliver goods or perform services because of continuous transfer of control to the customer and the lack of an alternative use for the product. The continuous transfer of control to the customer is subject to liability clauses in the contract that allow the U.S. government to unilaterally terminate the contract for convenience, pay us for costs incurred plus a reasonable profit and take control of any work in process. For contracts with commercial customers, while the contract may have a similar liability clause, our products historically have an alternative use and thus, revenue is recognized at a point in time.

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

Accounting for design, development and production contracts requires judgment relative to assessing risks, estimating contract revenues and costs and making assumptions for schedule and technical issues. Due to the size and nature of the work required to be performed on many of our contracts, the estimation of total revenue and cost at completion is complicated and subject to many variables. Contract costs include material, labor and subcontracting costs, as well as an allocation of indirect costs. We have to make assumptions regarding the number of labor hours required to complete a task, the complexity of the work to be performed, the availability and cost of materials and performance by our subcontractors. For contract change orders, claims or similar items, we apply judgment in estimating the amounts and assessing the potential for realization. These amounts are only included in contract value when they can be reliably estimated and realization is considered probable. If our estimate of total contract costs or our determination of whether the customer agrees that a milestone achievement is incorrect, our revenue could be overstated or understated and the profits or loss reported could be subject to adjustment.

For our commercial customers, the Company’s revenue is recognized when obligations under the terms of a contract with our customer are satisfied and the Company transfers control of the products or performs services, which is generally upon delivery of the product to the customer or performance of the services. Revenue is recorded as the amount of consideration we expect to receive in exchange for transferring goods or providing services. Provisions for product returns and allowances are reductions in the transaction price and are recorded in the same period as the related revenues. We analyze historical returns, current economic trends and changes in customer demand when evaluating the adequacy of sales returns and other allowances. Certain product sales are made to distributors under agreements allowing for a limited right of return on unsold products. Sales to distributors are primarily made for sales to the distributors’ customers and not for stocking of inventory. Sales, value add and other taxes we collect concurrent with revenue-producing activities are excluded from revenue.

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

In addition to the above, we make investments in government and agency-backed securities and corporate debt securities. For all of our investments we provide for an impairment valuation if we believe a decline in the value of an investment is other-than-temporary, which may have an adverse impact on our results of operations. The determination of whether a decline in value is other-than-temporary requires that we estimate the cash flows we expect to receive from the security. We use publicly available information such as credit ratings and financial information of the entity that issued the security in the development of our expectation of the cash flows to be received. Historically, we have periodically recorded other-than-temporary impairment losses, however we have not done so recently.

Income Taxes

We have historically incurred domestic operating losses from both a financial reporting and tax return standpoint. We establish valuation allowances to the extent it appears more likely than not that our deferred tax assets will not be realized. These judgments are based on our projections of taxable income and the amount and timing of our tax operating loss carryforwards and other deferred tax assets. Given our federal operating tax loss carryforwards, we do not expect to pay domestic federal taxes in the near term. It is possible that we could pay foreign and state income taxes. We are also subject to foreign taxes from our Korean and U.K. subsidiary operations.

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

We manufacture transmissive and reflective microdisplays. Our commercial and defense transmissive display production is being performed entirely in our Westborough, Massachusetts facility. FDD, our wholly-owned subsidiary, manufactures our reflective microdisplays in its facility located in Scotland. Our OLED displays are designed by us and manufactured by third parties for us.

We are a display supplier for the U.S. Army’s Family of Weapon Sights Individual and Joint Strike Fighter F-35 programs and are undergoing qualification for the FWS - Crew Served variant. We are also in development for a new series of displays for armored vehicles under the M1A2 program. The FWS, M1A2 and our existing production avionic programs are expected to increase production for the next several years. There are other firms offering products which compete against us in the defense programs and all of the programs we supply product to are subject to the U.S. government defense budget and procurement process. Accordingly, there can be no assurances we will continue to ship under our defense contracts.

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

Predicting our R&D revenue and related trends is challenging because we have limited ability to forecast if we will be awarded additional R&D contracts in the future as such awards depend on the U.S. military budget and priorities. We cannot assure that the R&D contracts will result in workable products or if successful our products developed under these contracts will be procured by our customers. If we do not continue to win R&D contracts or if there is no demand for the products developed under these contracts, our ability to achieve profitability and positive cash flow could be negatively affected because the R&D revenues (or the products derived from the R&D contracts) would not be available to cover the allocated overhead and selling, general and administrative costs which may remain. Some of our contracts are fixed priced and we may incur cost overruns that would result in losses on the contracts. If we incur such losses on our contracts our ability to achieve profitability and positive cash flow could be negatively affected.

Because our fiscal year ends on the last Saturday of December, every seven years we have a fiscal year with 53 weeks. Our fiscal years 2021, 2020 and 2019 were each 52 week years.

Revenues. Our revenues by display application, which include product sales and amounts earned from research and development contracts, for fiscal years 2021, 2020 and 2019 by category, were as follows:

(In thousands)	2021	2020	2019
Defense	$18,180	$20,231	$8,729
Industrial/Enterprise	9,710	6,882	9,717
Consumer	1,871	852	1,777
Research and Development	14,669	10,123	4,983
Other	121	553	61
License and royalties	1,115	1,487	4,252
Total Revenues	$45,666	$40,128	$29,519

Fiscal Year 2021 Compared to Fiscal Year 2020

Sales of our products for Defense applications include systems used by the military both in the field and for training and simulation. Sales of our products for Defense applications may be for a one-time purchase order or for programs that run for several years. Revenues from product sales to defense customers decreased in 2021 compared to 2020, primarily due to a decrease in shipments of our products into the Joint Strike Fighter program and training and simulation programs.

Industrial/Enterprise applications revenues represent customers who purchase our display products for use in headsets used for manufacturing, distribution, public safety, 3D metrology equipment and other industrial applications. Our 3D metrology customers are primarily located in Asia and they sell to Asian contract manufacturers who use the 3D metrology machines for quality control purposes. The increase in Industrial/Enterprise applications revenues in 2021 compared to 2020 was primarily due to an increase in sales to customers who use our display components in 3D metrology equipment and industrial headsets.

Sales of our displays for Consumer applications is primarily for the use in thermal imaging products, recreational rifle and hand-held scopes. The increase in Consumer applications in 2021 compared to 2020 was primarily due to increased demand for our organic light emitting displays (“OLEDS”).

R&D revenues increased in 2021 as compared to 2020 primarily due to additional funding for new display technology development which we believe will be used in U.S. defense programs. These contracts typically reimburse us for direct costs and allocated overhead and selling, general and administrative costs and in some cases profit. In 2021 and 2020 our R&D revenues exceeded funded R&D expenses by approximately $4.7 million and $2.4 million, respectively.

The decrease in license and royalty revenue in 2021 compared to 2020 is due to lower royalties earned under IP license agreements for industrial wearable headsets.

International product sales represented approximately 38% and 20% of product revenues for 2021 and 2020, respectively. Our international sales increased in 2021 as compared to 2020 due to an increase in sales of our products for 3D metrology application by our subsidiary, Forth Dimension Display, located in Scotland. Our international sales are primarily denominated in U.S. dollars. Consequently, a strengthening of the U.S. dollar could increase the price in local currencies of our products in foreign markets and make our products relatively more expensive than competitors’ products that are denominated in local currencies, which could result in a reduction in sales or profitability in those foreign markets. As a result, our financial position and results of operations are subject to exchange rate fluctuation in transactional and functional currency. We have not taken any protective measures against exchange rate fluctuations, such as purchasing hedging instruments with respect to such fluctuations, because of the historically stable exchange rate between the Japanese yen, Great Britain pound and the U.S. dollar. Foreign currency translation impact on our results, if material, is described in further detail under “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” section below.

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

Sales of our displays for Consumer applications are primarily for the use in thermal imaging products, recreational rifle and hand-held scopes and drone racing headsets. The decrease in Consumer applications in 2020 compared to 2019 was primarily due to decreased demand for displays and components used in drone racing headsets.

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

Cost of Product Revenues. Cost of product revenues, which is comprised of materials, labor and manufacturing overhead related to the production of our products for fiscal years 2021, 2020 and 2019 were as follows:

(In thousands, except percentages)	2021	2020	2019
Cost of product revenue	$25,052	$21,398	$20,902
Cost of product revenues as a % of net product revenues	83.8%	75.0%	103.0%

Fiscal Year 2021 Compared to Fiscal Year 2020

Cost of product revenues increased as a percentage of revenues in 2021 as compared to 2020 primarily due to lower production volumes in the second and third quarter of fiscal year 2021, which resulted from reduced production of our FWS-I products as we made some process changes in manufacturing the products.

There is currently a global shortage of semiconductor circuit chips and other raw materials. The shortage did not have a material impact on our results of operations for the fiscal year 2021. For fiscal year 2022 we have identified a shortage of several semiconductor components from our normal vendors which are necessary to manufacture our products. We continue to search for and procure all necessary components from our current vendors and new alternative vendors. In certain situations, we are able to obtain the components but had a significantly increased cost. The inability to procure a single component will prevent the completion of our product and the ability to sell the product. Our products go through extensive qualification processes and therefore our customers may not accept a replacement component. We are unable to determine if we will be able to obtain all necessary components for fiscal 2022. If we are unable to obtain all necessary components, we may be required to stop production which would negatively affect our cash flow and results of operations.

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

Research and Development. R&D expenses are incurred in support of internal display development programs or programs funded by agencies or prime contractors of the U.S. government and commercial partners. R&D costs include staffing, purchases of materials and laboratory supplies, circuit design costs, fabrication and packaging of display products and allocated overhead. In fiscal year 2021, our R&D expenditures were primarily related to our display products and defense systems. R&D expenses for fiscal years 2021, 2020 and 2019 were as follows:

(In thousands)	2021	2020	2019
Funded	$9,976	$7,746	$4,216
Internal	6,312	3,924	9,133
Total	$16,288	$11,670	$13,349

Fiscal Year 2021 Compared to Fiscal Year 2020

Funded R&D expense for 2021 increased as compared to 2020 primarily due to an increase in the number of defense related contracts we have been awarded. Internal R&D expense for 2021 increased as compared to the prior year primarily due to increase OLED development.

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

Selling, General and Administrative. Selling, general and administrative (“S,G&A”) expenses consist of the expenses incurred by our sales and marketing personnel and related expenses, and administrative and general corporate expenses. SG&A expenses for the fiscal years 2021, 2020 and 2019 were as follows:

(In thousands, except percentages)	2021	2020	2019
Selling, general and administrative expense	$18,101	$11,823	$21,316
Selling, general and administrative expense as a % of total revenue	39.6%	29.5%	72.2%

Fiscal Year 2021 Compared to Fiscal Year 2020

S,G&A for 2021 increased as compared to 2020 primarily due to increases of approximately $3.1 million in non-cash stock-based compensation, $1.4 million in compensation and benefits, $0.3 million in insurance and $0.9 million in bad debt expense, partially offset by $0.6 million of lower professional fees.

Fiscal Year 2020 Compared to Fiscal Year 2019

S,G&A for 2020 decreased as compared to 2019 primarily due to decreases of approximately $1.2 million in non-cash stock-based compensation, $2.9 million in professional fees, $1.4 million in bad debt expense, $1.5 million in product promotion and marketing expenses, and $0.7 million in travel and related expenses.

Impairment of Goodwill and Intangibles. Goodwill and intangibles are evaluated for impairment annually or more often if indicators of a potential impairment are present. Our annual impairment testing of goodwill is performed separately from our impairment testing of intangibles. The Company performs impairment tests of goodwill at its reporting unit level. The goodwill valuations that are utilized to test these assets for impairment are depending on a number of significant estimates and assumptions, including macroeconomic conditions, overall growth rates, competitive activities, cost containment, Company business plans and the discount rate applied to cash flows. We believe these estimates and assumptions are reasonable and are comparable to those that would be used by other market participants. Impairment of goodwill for the fiscal years 2021, 2020 and 2019 were as follows:

(In thousands)	2021	2020	2019
Impairment of goodwill	$––	$––	$331

During fiscal 2019, we recognized a $0.3 million goodwill impairment charge related to our e-MDT subsidiary. During fiscal 2018, we recognized a $1.4 million goodwill impairment charge related to our NVIS and our Kopin Software Ltd. subsidiaries. See Note 5 of the “Notes to Consolidated Financial Statements” for more information.

Total Other Income (Expense), Net. Other income (expense), net, is primarily composed of interest income, foreign currency transaction, remeasurement gains and losses incurred by our UK-based subsidiaries and other non-operating income items. Other income (expense), net, for the fiscal years 2021, 2020 and 2019 were as follows:

(In thousands)	2021	2020	2019
Total other income (expense), net	$436	$361	$(2,887)

Fiscal Year 2021 Compared to Fiscal Year 2020

In 2021 we recorded $0.1 million of foreign currency gains compared to $0.3 million of foreign currency gains recorded in 2020. In 2021 we recorded a $0.3 million gain on an equity investment.

Fiscal Year 2020 Compared to Fiscal Year 2019

In 2020 we recorded $0.3 million of foreign currency gains compared to $0.2 million of foreign currency gains recorded in 2019. In 2019, we recorded a non-cash $1.4 million gain on equity investments and an impairment charge of $5.2 million on equity investment.

Tax provision

(In thousands)	2021	2020	2019
Tax provision	$(129)	$(129)	$(108)

Fiscal Year 2021 Compared to Fiscal Year 2020

The provision for income taxes for the fiscal years ended 2021 and 2020 of approximately $(0.1) million was due to a change in estimates related to uncertain tax positions and deferred tax liabilities for the Company’s former Korean subsidiary.

Fiscal Year 2020 Compared to Fiscal Year 2019

The provision for income taxes for the fiscal years ended 2020 and 2019 of approximately $(0.1) million was due to a change in estimates related to uncertain tax positions and deferred tax liabilities for the Company’s former Korean subsidiary.

Net loss (income) attributable to noncontrolling interest. As of December 25, 2021, we owned 80% of the equity of eMDT. Net loss (income) attributable to noncontrolling interest on our consolidated statement of operations represents the portion of the results of operations of our majority owned subsidiaries which is allocated to the shareholders of the equity interests not owned by us. The change in net loss attributable to noncontrolling interest in 2021 compared to 2020 was $0.1 million and in 2020 compared to 2019 was $0.3 million and was a result of net losses attributable to minority shareholders of eMDT.

Liquidity and Capital Resources

At December 25, 2021 and December 26, 2020, we had cash and cash equivalents and marketable securities of $29.3 million and working capital of $34.7 million compared to $20.7 million and $22.6 million, respectively. The change in cash and cash equivalents and marketable securities was primarily due to cash provided by sales of our common stock of $21.1 million, which was offset by cash used in operating activities of $10.7 million.

In Q1 2021, we sold 2.4 million shares of common stock for gross proceeds of $16 million (average of $6.66 per share), before deducting broker expenses paid by us of $0.5 million pursuant to the Company’s At-The-Market Equity Offering Sales Agreement dated as of February 8, 2019 (the “Previous ATM Agreement”) with Stifel, Nicolaus & Company, Incorporated, (“Stifel”) as agent. In Q2 2021, we sold 0.1 million shares of common stock for gross proceeds of $0.8 million (average of $6.74 per share), before deducting broker expenses paid by us of $0.1 million under the Previous ATM Agreement. The Previous ATM Agreement has since terminated pursuant to its terms as a result of the sale of all the shares subject to such agreement. On March 5, 2021, the Company entered into a new At-The-Market Offering Sales Agreement (the “Current ATM Agreement”) with Stifel under which we may sell up to $50 million of our common stock. In Q3 2021, we sold 0.6 million shares of common stock for gross proceeds of $4.8 million (average of $8.06 per share), before deducting broker expenses paid by us of $0.1 million under the Current ATM Agreement. The net proceeds from the sale of common shares were used for general corporate purposes, including working capital. We have available $44.3 million for sale of common stock under the Current ATM Agreement.

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

The following table presents the components of our cash and cash equivalents and marketable debt securities held in U.S. dollars as of the dates presented:

	December 25, 2021	December 26, 2020
Domestic locations	$27,031,695	$19,724,103
Foreign locations	865,416	340,217
Subtotal cash and cash equivalents and marketable debt securities held in U.S. dollars	27,897,111	20,064,320
Cash and cash equivalents held in other currencies and converted to U.S. dollars	1,398,355	684,230
Total cash and cash equivalents and marketable debt securities	$29,295,466	$20,748,550

We have no plans to repatriate the cash and cash equivalents held in our foreign subsidiary FDD.

The manufacturing operations at our Korean facility, Kowon, have ceased and Kowon was liquidated at fiscal year ended 2018. The Company has approximately $0.4 million of cash and cash equivalents in Korea at December 25, 2021. The Company has recorded deferred tax liabilities for any additional withholding tax that may be due to the Korean government upon Kowon’s final tax return acceptance.

In March 2017, we purchased 100% of the outstanding stock of NVIS, a producer of virtual reality systems for 3D applications, for $3.7 million. As part of the purchase, we agreed to pay up to an additional $2.0 million if certain future operating performance milestones were met and the selling shareholders remain employed with NVIS through March 2020. We have paid $1.8 million in contingent consideration through December 26, 2020 and there are no remaining contingent payment obligations related to the NVIS purchase as of December 25, 2021. As there was a requirement to remain employed to earn the contingent payments, these contingent payments were treated as compensation expense.

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

We have incurred net losses of $13.4 million, $4.4 million and $29.5 million for the fiscal years 2021, 2020 and 2019, respectively, and net cash outflows from operations of $10.7 million, $4.4 million and $21.0 million for the fiscal years ended 2021, 2020 and 2019, respectively. Our net cash outflows from operations was partially a result of funding our ongoing investments in research and development which we believe will continue. We have in the past sold equity securities through an At The Money program and in the traditional fashion of significant equity offerings. We estimate we will have sufficient liquidity to fund operations at least through Q1 2023. Nonetheless, we monitor the capital markets on an ongoing basis and may consider raising capital if favorable market conditions develop. If our actual results are less than projected or we need to raise capital for additional liquidity, we may be required to do additional equity financings, reduce expenses or enter into a strategic transaction. However, we can make no assurance that we will be able to raise additional capital, reduce expenses sufficiently, or enter into a strategic transaction on terms acceptable to us, or at all.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Seasonality

Our revenues have not followed a seasonal pattern for the past three years and we do not anticipate any seasonal trend to our revenues in 2022.

Contractual Obligations

The following is a summary of our contractual lease payment obligations as of December 25, 2021:

	Payment due by period
	Total	Less than 1 year	1-3 Years	4-5 years	More than 5 years
Operating Lease Obligations	$4,557,858	915,661	2,232,864	1,409,333	—

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

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

The financial statements required by this Item are included in this Report on pages 44 through 72. Reference is made to Item 15 of this Report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with filing the Form 10-K, management, under the supervision of and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by our Annual Report on Form 10-K for the fiscal year ended December 25, 2021. Based upon that evaluation, our CEO and CFO concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our internal control over financial reporting as of December 25, 2021, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on that evaluation, our management concluded that, as of December 25, 2021, internal control over financial reporting was effective based on criteria established in Internal Control-Integrated Framework issued by the COSO.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal year ended December 25, 2021 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.	Other Information

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspection

Not applicable.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required under this item is incorporated herein by reference from our Proxy Statement relating to our 2022 Annual Meeting of Stockholders (the “Proxy Statement”). We expect to file the Proxy Statement with the SEC in April, 2022 (and, in any event, no later than 120 days after the close of our last fiscal year).

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

Report of Independent Registered Public Accounting Firm

Stockholders and the Board of Directors of Kopin Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Kopin Corporation and its subsidiaries (the Company) as of December 25, 2021 and December 26, 2020, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 25, 2021, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 25, 2021 and December 26, 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Research and Development Revenues

The Company’s research and development revenues were $14,668,471 for the year ending December 25, 2021 and are described in Note 1 of the consolidated financial statements. The Company recognizes revenue for certain of its research and development contracts over time, generally using the input (cost-to-cost) method. Progress is measured and revenues from research and development contracts are generally recognized on an input method of accounting as costs are incurred. Under the input method, revenue is recognized based on contract costs expended to date relative to total contract costs intended to be expended. Management exercises significant judgment in determining revenue recognition for these customer contracts as the estimate of the total contract costs is critical to the recognition of revenue based under the input method.

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

Our audit procedures related to the Company’s revenue recognition of research and development contracts included the following, among others:

●	Evaluated the reasonableness of management estimates of cost recognition for a selection of contracts by comparing costs incurred under the contracts to the costs estimated by management.
●	We selected a sample of customer contracts and performed the following procedures:
	○	Read the underlying contracts and agreed the Company’s total budgeted costs to approved management budgets.
	○	Evaluated management’s ability to achieve the estimates of total profit by performing corroborating inquiries with Company personnel, including project managers, and comparing the estimates to actual subsequent results and documentation such as management’s internal budgets and specified contract terms.

/s/ RSM US LLP

We have served as the Company’s auditor since 2019.

Stamford, Connecticut

March 14, 2022

KOPIN CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 25, 2021	December 26, 2020
ASSETS
Current assets:
Cash and cash equivalents	$26,787,931	$17,112,869
Marketable debt securities, at fair value	2,507,535	3,635,681
Accounts receivable, net of allowance of $150,000 and $175,000 in 2021 and 2020, respectively	12,113,070	9,260,865
Contract assets and unbilled receivables	2,299,392	3,521,753
Inventory	6,581,139	4,455,756
Prepaid taxes	160,599	205,568
Prepaid expenses and other current assets	1,758,079	1,263,688
Total current assets	52,207,745	39,456,180
Property, plant and equipment, net	1,888,963	1,626,930
Operating lease right-of-use assets	3,828,066	1,780,039
Other assets	170,932	162,473
Equity investments	4,912,022	4,523,525
Total assets	$63,007,728	$47,549,147
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,483,970	$5,606,910
Accrued payroll and expenses	2,413,744	1,977,851
Accrued warranty	517,000	508,000
Contract liabilities and billings in excess of revenue earned	4,063,031	1,493,847
Operating lease liabilities	701,204	982,375
Other accrued liabilities	1,202,635	1,809,495
Customer deposits	2,638,103	3,950,031
Deferred tax liabilities	513,417	554,000
Total current liabilities	17,533,104	16,882,509
Noncurrent contract liabilities and asset retirement obligations	288,634	276,409
Operating lease liabilities, net of current portion	3,108,236	821,306
Other long-term liabilities, net of current portion	2,450,897	1,270,328
Total liabilities	23,380,871	19,250,552
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, par value $.01 per share: authorized, 3,000 shares; none issued	—	—
Common stock, par value $.01 per share: authorized, 150,000,000 shares; issued 92,146,761 shares in 2021 and 91,059,407 shares in 2020; outstanding 89,988,528, in 2021 and 85,443,378 in 2020, respectively	900,691	880,075
Additional paid-in capital	356,931,157	341,512,893
Treasury stock (80,641 and 2,564,155 shares in 2021 and 2020, at cost)	(366,110)	(9,793,946)
Accumulated other comprehensive income	1,414,351	1,484,434
Accumulated deficit	(319,080,898)	(305,648,025)
Total Kopin Corporation stockholders’ equity	39,799,191	28,435,431
Noncontrolling interest	(172,334)	(136,836)
Total stockholders’ equity	39,626,857	28,298,595
Total liabilities and stockholders’ equity	$63,007,728	$47,549,147

See Accompanying Notes to Consolidated Financial Statements.

KOPIN CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

Fiscal year ended	2021	2020	2019
Revenues:
Net product revenues	$29,882,271	$28,517,874	$20,283,888
Research and development revenues	14,668,471	10,122,677	4,982,868
License and other revenues	1,115,375	1,487,118	4,252,053
Total revenues	45,666,117	40,127,669	29,518,809
Expenses:
Cost of product revenues	25,052,383	21,398,381	20,901,538
Research and development-funded programs	9,976,103	7,745,762	4,216,161
Research and development-internal	6,312,148	3,924,241	9,132,969
Selling, general and administrative	18,100,519	11,822,703	21,316,459
Impairment of goodwill	—	—	331,344
Total operating expenses	59,441,153	44,891,087	55,898,471
Loss from operations	(13,775,036)	(4,763,418)	(26,379,662)
Non-operating income (expense), net:
Interest income	31,142	132,642	543,759
Other income (expense), net	265,509	(35,463)	225,617
Foreign currency transaction gains	139,014	293,670	202,517
Loss on investments	—	(29,356)	(3,858,453)
Total non-operating income (expense)	435,665	361,493	(2,886,560)
Loss before provision for income taxes and net loss (income) of noncontrolling interest	(13,339,371)	(4,401,925)	(29,266,222)
Tax provision	(129,000)	(129,000)	(108,000)
Net loss	(13,468,371)	(4,530,925)	(29,374,222)
Net loss (income) attributable to the noncontrolling interest	35,498	119,813	(132,030)
Net loss attributable to Kopin Corporation	$(13,432,873)	$(4,411,112)	$(29,506,252)
Net loss per share:
Basic and diluted	$(0.15)	$(0.05)	$(0.37)
Weighted average number of common shares outstanding:
Basic and diluted	88,903,658	82,347,741	80,282,126

See Accompanying Notes to Consolidated Financial Statements.

KOPIN CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

Fiscal year ended	2021	2020	2019
Net loss	$(13,468,371)	$(4,530,925)	$(29,374,222)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(51,736)	(67,852)	(206,580)
Unrealized holding (loss) gain on marketable securities	(17,113)	(183,870)	446,533
Reclassifications of loss in net loss on marketable securities	(1,234)	(21,028)	(37,356)
Total other comprehensive (loss) income, net of tax	(70,083)	(272,750)	202,597
Comprehensive loss	(13,538,454)	(4,803,675)	(29,171,625)
Comprehensive loss (income) attributable to the noncontrolling interest	35,498	119,813	(132,030)
Comprehensive loss attributable to Kopin Corporation	$(13,502,956)	$(4,683,862)	$(29,303,655)

See Accompanying Notes to Consolidated Financial Statements.

KOPIN CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in	Treasury	Accumulated Other Comprehensive	Accumulated	Total Kopin Corporation Stockholders’	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Stock	Income	Deficit	Equity	Interest	Equity
Balance, December 29, 2018	78,522,066	$785,220	$334,491,397	$(17,238,669)	$1,554,587	$(271,730,661)	$47,861,874	$(149,053)	$47,712,821
Vesting of restricted stock	634,511	6,345	(6,345)	-	-	-	-	-	-
Stock-based compensation expense	-	-	2,057,400	-	-	-	2,057,400	-	2,057,400
Other comprehensive income	-	-	-	-	202,597	-	202,597	-	202,597
Restricted stock for tax withholding obligations	(86,086)	(861)	(44,652)	-	-	-	(45,513)	-	(45,513)
Sale of registered stock, net of costs	7,979,181	79,792	7,958,737	-	-	-	8,038,529	-	8,038,529
Net (loss) income	-	-	-	-	-	(29,506,252)	(29,506,252)	132,030	(29,374,222)
Balance, December 28, 2019	87,049,672	870,496	344,456,537	(17,238,669)	1,757,184	(301,236,913)	28,608,635	(17,023)	28,591,612
Vesting of restricted stock	1,038,655	10,387	(10,387)	-	-	-	-	-	-
Stock-based compensation expense	-	-	821,122	-	-	-	821,122	-	821,122
Other comprehensive loss	-	-	-	-	(272,750)	-	(272,750)	-	(272,750)
Restricted stock for tax withholding obligations	(80,792)	(808)	(139,118)	-	-	-	(139,926)	-	(139,926)
Sale of treasury stock, net of costs	-	-	(3,615,261)	7,444,723	-	-	3,829,462	-	3,829,462
Net loss	-	-	-	-	-	(4,411,112)	(4,411,112)	(119,813)	(4,530,925)
Balance, December 26, 2020	88,007,535	880,075	341,512,893	(9,793,946)	1,484,434	(305,648,025)	28,435,431	(136,836)	28,298,595
Vesting of restricted stock	1,576,953	15,770	(15,770)	-	-	-	-	-	-
Stock-based compensation expense	-	-	4,417,422	-	-	-	4,417,422	-	4,417,422
Other comprehensive loss	-	-	-	-	(70,083)	-	(70,083)	-	(70,083)
Restricted stock for tax withholding obligations	(47,859)	(479)	(235,491)	(366,110)	-	-	(602,080)	-	(602,080)
Issuance of common stock	532,540	5,325	4,141,876	-	-	-	4,147,201	-	4,147,201
Sale of treasury stock, net of costs	-	-	7,110,227	9,793,946	-	-	16,904,173	-	16,904,173
Net loss	-	-	-	-	-	(13,432,873)	(13,432,873)	(35,498)	(13,468,371)
Balance, December 25, 2021	90,069,169	$900,691	$356,931,157	$(366,110)	$1,414,351	$(319,080,898)	$39,799,191	$(172,334)	$39,626,857

See Accompanying Notes to Consolidated Financial Statements.

KOPIN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Fiscal year ended	2021	2020	2019
Cash flows from operating activities:
Net loss	$(13,468,371)	$(4,530,925)	$(29,374,222)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	668,691	651,083	792,221
Accretion of premium or discount on marketable debt securities	7,517	7,762	21,838
Stock-based compensation	4,417,422	821,122	2,057,400
Net (gain) loss on investment transactions	(300,000)	29,356	3,858,453
Income taxes	128,279	116,536	105,036
Foreign currency gains	(186,942)	(289,471)	(220,015)
Loss on sale of property and plant	99,228	—	508,833
Impairment of goodwill	—	—	331,344
Change in allowance for bad debt	(26,704)	(763,159)	633,131
Write-off of excess inventory	588,175	667,019	1,834,300
Change in warranty reserves	9,552	(1,172)	(62,107)
Changes in assets and liabilities:
Accounts receivable	(3,364,990)	(2,954,703)	(3,944,859)
Contract assets and unbilled receivables	1,379,436	(2,600,671)	2,168,581
Inventory	(2,728,404)	(1,332,139)	(792,165)
Prepaid expenses, other current assets and other assets	(691,573)	(160,371)	821,340
Accounts payable and accrued expenses	143,379	5,227,011	(163,084)
Contract liabilities and billings in excess of revenue earned	2,577,523	695,565	397,121
Net cash used in operating activities	(10,747,782)	(4,417,157)	(21,026,854)
Cash flows from investing activities:
Proceeds from sale of marketable debt securities	1,100,000	12,148,117	7,454,139
Equity investments purchase	—	—	(2,500,000)
Other assets	(12,822)	193,186	(41,031)
Capital expenditures	(1,033,503)	(542,862)	(170,186)
Net cash provided by investing activities	53,675	11,798,441	4,742,922
Cash flows from financing activities:
Sale of treasury stock, net of costs	16,904,173	3,829,462	—
Issuance of common stock, net of costs	4,147,200	—	8,038,529
Settlements of restricted stock for tax withholding obligations	(602,080)	(139,926)	(45,513)
Net cash provided by financing activities	20,449,293	3,689,536	7,993,016
Effect of exchange rate changes on cash	(80,124)	12,802	(6,184)
Net increase (decrease) in cash and cash equivalents	9,675,062	11,083,622	(8,297,100)
Cash and cash equivalents at beginning of year	17,112,869	6,029,247	14,326,347
Cash and cash equivalents at end of year	$26,787,931	$17,112,869	$6,029,247
Supplemental disclosure of cash flow information:
Construction in progress included in accrued expenses	$—	$257,000	$—

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

Fiscal Year

The Company’s fiscal year ends on the last Saturday in December. The fiscal years ended December 25, 2021, December 26, 2020, and December 28, 2019 includes 52 weeks and are referred to as fiscal years 2021, 2020 and 2019, respectively, herein. Because our fiscal year ends on the last Saturday of December every seven years we have a fiscal year with 53 weeks.

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

Revenue Recognition

The Company accounts for revenue based on ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606).

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

Our fixed-price contracts with the U.S. government or other customers may result in revenue recognized in excess of amounts currently billed. We disclose the excess of revenues over amounts actually billed as Contract assets and unbilled receivables on the consolidated balance sheets. Amounts billed and due from our customers are classified as Accounts receivable on the consolidated balance sheets. In some instances, the U.S. government retains a small portion of the contract price until completion of the contract. The portion of the payments retained until final contract settlement is not considered a significant financing component because the intent is to protect the customer. For contracts with the U.S. government and some commercial customers, we typically receive interim payments either as work progresses or by achieving certain milestones or based on a schedule in the contract. We recognize a liability for these advance payments in excess of revenue recognized and present it as Contract liabilities and billings in excess of revenue earned on the consolidated balance sheets. The advanced payment typically is not considered a significant financing component because it is used to meet working capital demands that can be higher in the early stages of a contract and to protect us from the other party failing to adequately complete some or all of its obligations under the contract. For industrial and consumer purchase orders, we typically receive payments within 30 to 60 days of shipments of the product, although for some purchase orders, we may require an advanced payment prior to shipment of the product.

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

Contract Liabilities

Contract liabilities consist of advance payments and billings in excess of revenue recognized for the contract.

Performance Obligations

The Company’s revenue recognition related to performance obligations that were satisfied at a point in time and over time were as follows:

Fiscal year ended	2021	2020	2019
Point in time	31%	34%	64%
Over time	69%	66%	36%

The value of remaining performance obligations represents the transaction price of orders for which work has not been performed and excludes unexercised contract options and potential orders under ordering-type contracts (e.g., indefinite-delivery, indefinite-quantity (“IDIQ”)). As of December 25, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations was $28.8 million, which the Company expects to recognize revenue over the next 12 months. The remaining performance obligations represent amounts to be earned under government contracts, which are subject to cancellation.

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

Marketable Debt Securities

Marketable debt securities consist primarily of commercial paper, medium-term corporate notes, and U.S. government and agency backed securities. The Company classifies these marketable debt securities as available-for-sale at fair value in “Marketable debt securities, at fair value” in the consolidated balance sheets. The Company records the amortization of premium and accretion of discounts on marketable debt securities in the results of operations.

The Company uses the specific identification method as a basis for determining cost and calculating realized gains and losses with respect to marketable debt securities. The gross gains and losses realized related to sales and maturities of marketable debt securities were not material during the fiscal years ended 2021, 2020 and 2019.

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

Inventory consists of the following at December 25, 2021 and December 26, 2020:

	2021	2020
Raw materials	$5,044,334	$3,609,710
Work-in-process	1,032,519	565,986
Finished goods	504,286	280,060
	$6,581,139	$4,455,756

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

Recognition and Measurement of Financial Assets and Liabilities

We periodically make equity investments in private companies, accounted for as an equity investment, whose values are difficult to determine. The Company uses the measurement alternative for equity investments without readily determinable fair values which is often referred to as cost method investments. When assessing investments in private companies for impairment, we consider such factors as, among other things, the share price from the investee’s latest financing round, the performance of the investee in relation to its own operating targets and its business plan, the investee’s revenue and cost trends, the liquidity and cash position, including its cash burn rate and market acceptance of the investee’s products and services. Because these are private companies which we do not control, we may not be able to obtain all of the information we would want in order to make a complete assessment of the investment on a timely basis. Accordingly, our estimates may be revised if other information becomes available at a later date.

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

Extended Warranties

The Company recognizes revenue from an extended warranty on the straight-line method over the life of the extended warranty, which is typically 12 to 18 months beyond the standard 12 month warranty. The Company classifies the current portion of extended warranties under contract liabilities and billings in excess of revenue earned and the noncurrent portion of extended warranties under contract liabilities, noncurrent in its consolidated balance sheets. The Company currently had approximately less than $10,000 of contract liabilities related to extended warranties at December 25, 2021 and December 26, 2020.

Asset Retirement Obligations

The Company recorded asset retirement obligations (“ARO”) liabilities of $0.3 million at December 25, 2021 and December 26, 2020. This represents the legal obligations associated with retirement of the Company’s assets when the timing and/or method of settling the obligation are conditional on a future event that may or may not be within the control of the Company. Changes in ARO liabilities for fiscal years 2021 and 2020 are as follows:

	2021	2020
Beginning balance	$271,340	$261,883
Exchange rate change	(3,370)	9,457
Ending balance	$267,970	$271,340

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

The following were not included in weighted-average common shares outstanding-diluted because they are anti-dilutive:

	2021	2020	2019
Nonvested restricted common stock	2,077,592	3,051,874	1,863,124

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company further estimates the amount of OTTI resulting from a decline in the creditworthiness of the issuer (credit-related OTTI) and the amount of non credit-related OTTI. Non credit-related OTTI can be caused by such factors as market illiquidity. Credit-related OTTI is recognized in earnings while non credit-related OTTI on securities not expected to be sold is recognized in other comprehensive income (loss). The Company recorded a gain of approximately $0.2 million in fiscal year 2020 from the reversal of an OTTI previously recorded. The Company did not record any OTTI for the fiscal years 2021, 2020 and 2019.

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

The value of restricted stock grants that vest based on market conditions is computed on the date of grant using the Monte Carlo model. The fair value of stock option awards is estimated on the date of grant using the Black-Scholes-Merton option-pricing model. There were no stock options granted in fiscal years 2021, 2020 or 2019.

Comprehensive Loss

Comprehensive loss is the total of net (loss) income and all other non-owner changes in equity including such items as unrealized holding (losses) gains on marketable equity and debt securities classified as available-for-sale and foreign currency translation adjustments.

The components of accumulated other comprehensive income are as follows:

	Cumulative Translation Adjustment	Unrealized holding gain (loss) on marketable securities	Reclassifications of loss of marketable securities in net loss	Accumulated Other Comprehensive Income
Balance as of December 29, 2018	$1,436,938	122,784	(5,135)	1,554,587
Changes during year	(206,580)	446,533	(37,356)	202,597
Balance as of December 28, 2019	1,230,358	569,317	(42,491)	1,757,184
Changes during year	(67,852)	(183,870)	(21,028)	(272,750)
Balance as of December 26, 2020	1,162,506	$385,447	$(63,519)	$1,484,434
Changes during year	(51,736)	(17,113)	(1,234)	(70,083)
Balance as of December 25, 2021	$1,110,770	$368,334	$(64,753)	$1,414,351

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company’s policy is to perform impairment tests of goodwill at its reporting unit level when applicable. The goodwill valuations that are utilized to test these assets for impairment depend on a number of significant estimates and assumptions, including macroeconomic conditions, overall growth rates, competitive activities, cost containment, Company business plans and the discount rate applied to cash flows. As of December 25, 2021 and December 26, 2020, the ending balance of goodwill was zero.

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

Leases

The Company accounts for leases under standard Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842). The Company used the package of practical expedients permitted under the transition guidance within the new standard, which, among other things, allows it to carry forward the historical lease classification. The Company did not elect the practical expedient to use hindsight in determining the lease term and in assessing impairment of right-of-use assets.

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

For the majority of the Company’s leases, the discount rate used to determine the present value of the lease payments is the Company’s incremental borrowing rate at the lease commencement date, as the implicit rate is not readily determinable. The discount rate represents a risk-adjusted rate on a secured basis and is the rate at which the Company would borrow funds to satisfy the scheduled lease liability payment streams commensurate with the lease term. For new or renewed leases, the discount rate is determined using available data at lease commencement and based on the lease term including any reasonably certain renewal periods.

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in ASU 2019-12 provide for simplified accounting to several income tax situations and removal of certain accounting exceptions. The ASU is effective for annual reporting periods beginning after December 15, 2020, including interim periods within those periods. Their was no material impact to the Company’s consolidated financial statements as a result of the adoption of ASU 2019-12.

2. Property, Plant and Equipment

Property, plant and equipment consisted of the following at December 25, 2021 and December 26, 2020:

	Useful Life	2021	2020
Equipment	3-5 years	$15,099,035	$15,031,726
Leasehold improvements	Life of the lease	3,571,694	3,574,103
Furniture and fixtures	3 years	101,777	101,777
Equipment under construction		233,237	374,010
		19,005,743	19,081,616
Accumulated depreciation and amortization		(17,116,780)	(17,454,686)
Property, plant and equipment, net		$1,888,963	$1,626,930

Depreciation expense for the fiscal years 2021, 2020 and 2019 was approximately $0.7 million, $0.7 million and $0.8 million, respectively.

3. Leases

The Company enters into operating leases primarily for manufacturing, engineering, research, administration and sales facilities, and information technology (“IT”) equipment. At December 25, 2021 and December 26, 2020, the Company did not have any finance leases. Almost all of our future lease commitments, and related lease liability, relate to the Company’s facility leases. Some of the Company’s leases include options to extend or terminate the lease.

	2021	2020
Operating lease cost	$1,131,998	1,155,967

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

At December 25, 2021, the Company’s future lease payments under non-cancellable leases were as follows:

2022	915,661
2023	858,941
2024	769,923
2025	604,000
2026	604,000
Thereafter	805,333
Total future lease payments	4,557,858
Less imputed interest	(748,418)
Total	$3,809,440

Supplemental cash flow information related to leases was as follows:

	2021	2020
Cash paid for amounts included in the measurement of operating lease liabilities	$1,157,060	1,196,386

Other information related to leases was as follows:

	2021	2020
Weighted Average Discount Rate—Operating Leases	5.89%	6.15%
Weighted Average Remaining Lease Term—Operating Leases (in years)	5.71	2.22

4. Contract Assets and Liabilities

Net contract assets (liabilities) consisted of the following:

	December 25, 2021	December 26, 2020	$ Change	% Change
Contract assets and unbilled receivables	$2,299,392	$3,521,753	$(1,222,361)	(35)%
Contract liabilities and billings in excess of revenue earned	(4,063,031)	(1,493,847)	(2,569,184)	172%
Contract liabilities, noncurrent	(20,664)	(5,069)	(15,595)	308%
Net contract assets	$(1,784,303)	$2,022,837	$(3,807,140)	(188)%

The $3.8 million decrease in the Company’s net contract assets from December 26, 2020 to December 25, 2021 was primarily due to changes in its fixed-price contracts with the U.S. government that resulted in billings in excess of revenue recognized and product revenue recognized over time for defense programs.

The Company recognized revenue of approximately $1.5 million and $0.6 million related to our contract liabilities at December 25, 2021 and December 26, 2020, respectively.

The Company did not recognize impairment losses on our contract assets during the years ended December 25, 2021 and December 26, 2020.

5. Business Combinations

In March 2017, we purchased 100% of the outstanding stock of NVIS, a producer of virtual reality systems for 3D applications. As part of the purchase, we paid $1.8 million in contingent consideration through March 28, 2020. There are no remaining contingent payment obligations related to the NVIS purchase as of December 25, 2021.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6. Goodwill and Intangibles

In 2019, the Company performed a qualitative impairment analysis of goodwill for its e-MDT operating unit and determined that the discounted cash flows were not in excess of the carrying value. As a result of the analysis, the Company recorded impairment of goodwill of $0.3 million for the year ended December 28, 2019. The input methods for goodwill are analyzed for impairment on a nonrecurring basis using fair value measurements with unobservable inputs, which is Level 3 in the fair value hierarchy.

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

The following table details the fair value measurements of the Company’s financial assets:

		Fair Value Measurement at December 25, 2021 Using:
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$26,787,931	$26,787,931	$—	$—
U.S. government and agency backed securities	1,000,650	—	1,000,650	—
Corporate debt	1,506,885	—	1,506,885	—
Equity Investments	4,912,022	296,173	—	4,615,849
	$34,207,488	$27,084,104	$2,507,535	$4,615,849

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

		Fair Value Measurement at December 26, 2020 Using:
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$17,112,869	$17,112,869	$—	$—
U.S. government and agency backed securities	1,023,120	—	1,023,120	—
Corporate debt	2,612,561	—	2,612,561	—
Equity Investments	4,523,525	293,891	—	4,229,634
	$25,272,075	$17,406,760	$3,635,681	$4,229,634

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value because of their short-term nature. If accrued liabilities were carried at fair value, these would be classified as Level 2 in the fair value hierarchy.

Changes in Level 3 investments are as follows:

	December 26, 2020	Net unrealized gains	Impairment Charge	Transfers in and or out of Level 3	December 25, 2021
Equity Investments	$4,229,634	$386,215	$—	$—	$4,615,849

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

The Company acquired an equity interest in a company in the first quarter of 2018. The Company made $1.9 million in payments to acquire this interest as of December 26, 2020. The Company also contributed certain intellectual property. For the years ended December 25, 2021 and December 26, 2020, the Company recorded approximately $0.1 million and, $0.3 million of unrealized gains, respectively, and for the years ended December 28, 2019, the Company recorded approximately $0.1 million of unrealized loss on this equity investment respectively due to a fluctuation in the foreign exchange rate. As of December 25, 2021, the Company owned an approximate 9% interest in this investment and the fair value of this equity investment was $3.9 million at December 25, 2021 and $3.8 million at December 26, 2020.

In 2017 the Company had a warrant to acquire up to 15% of the next round of equity offered by a customer as part of the licensing of technology to the customer. The Company used the pricing and terms of the qualified financing round by the customer in determining the value of its Series A warrant and recorded a gain of $2.0 million. The Company acquired an equity interest in the customer by exercising the Series A warrant into Series A shares in the second quarter of 2018 and recorded a loss of less than $0.1 million. In addition, the Company acquired shares of the customer’s Series B shares valued at $2.5 million based on the fair value of the Series B at the closing in May 2019. During the second quarter of 2019, the Company recognized a $0.8 million gain based on an observable price change for the Series A shares by using the customer’s Series B capital structure, pricing of the shares being offered and the liquidation preference of Series B. In the fourth quarter of 2019, the Company reviewed the financial condition and other factors of the customer and, as a result, the Company recorded an impairment charge of $5.2 million to reduce its investment in the customer to zero as of December 25, 2021. As of December 25, 2021, the Company owned an approximate 2.8% interest in this investment.

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

Marketable Debt Securities

The corporate debt consists of floating rate notes with a maturity that is over multiple years but has interest rates that are reset every three months based on the then-current three-month London Interbank Offering Rate (“three-month Libor”). The Company validates the fair market values of the financial instruments above by using discounted cash flow models, obtaining independent pricing of the securities or through the use of a model that incorporates the three-month Libor, the credit default swap rate of the issuer and the bid and ask price spread of the same or similar investments which are traded on several markets. Investments in available-for-sale marketable debt securities are as follows at December 25, 2021 and December 26, 2020:

	Amortized Cost		Unrealized Gains/(Losses)		Fair Value
	2021	2020	2021	2020	2021	2020
U.S. government and agency backed securities	$1,000,128	$1,003,941	$522	$19,179	$1,000,650	$1,023,120
Corporate debt	1,500,000	2,603,704	6,885	8,857	1,506,885	2,612,561
Total	$2,500,128	$3,607,645	$7,407	$28,036	$2,507,535	$3,635,681

The contractual maturity of the Company’s marketable debt securities is as follows at December 25, 2021:

	Less than One year	One to Five years	Total
U.S. government and agency backed securities	$1,000,650	$—	$1,000,650
Corporate debt	—	1,506,885	1,506,885
Total	$1,000,650	$1,506,885	$2,507,535

8. Stockholders’ Equity and Stock-Based Compensation

Sale of Treasury Stock:

During the year ended December 25, 2021, the Company sold 3,096,697 shares of its common stock for approximately $21.0 million, net of offering expenses, through the sale of shares under its At The Market Offering Agreement, dated December 14, 2018. Commissions paid were approximately $650,000. The Company intends to use the net proceeds from sales made under the ATM offering for working capital and other general corporate purposes.

Registered Sale of Equity Securities

In the first fiscal quarter of 2021, we sold 2,404,362 shares of common stock for gross proceeds of $16 million (average of $6.66 per share), before deducting broker expenses paid by us of $0.5 million and in the second fiscal quarter of 2021, we sold 92,335 shares of common stock for gross proceeds of $0.8 million (average of $6.74 per share), before deducting broker expenses paid by us of $0.1 million pursuant to the Company’s At-The-Market Equity Offering Sales Agreement (“ATM Agreement”) dated as of February 8, 2019. The ATM Agreement dated as of February 8, 2019 has since terminated pursuant to its terms as a result of the sale of all the shares subject to such agreement. On March 5, 2021, the Company entered into a new At-The-Market Offering Sales Agreement (the “Current ATM Agreement”) under which we may sell up to $50 million of our common stock. In third fiscal quarter of 2021, we sold 600,000 shares of common stock for gross proceeds of $4.8 million (average of $8.06 per share), before deducting broker expenses paid by us of $0.1 million under the Current ATM Agreement. The net proceeds from the sale of common shares were used for general corporate purposes, including working capital. We have available $44.3 million for sale of common stock under the Current ATM Agreement.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Restricted Stock Awards

In 2020, the Company adopted a 2020 Equity Incentive Plan (“2020 Equity Plan”) which authorized the issuance of shares of common stock to employees, non-employees, and the Board. The 2020 Equity Plan was a successor to the Company’s 2010 Equity Incentive Plan (“2010 Equity Plan”). The number of shares authorized under the 2020 Equity Plan was 4,000,000 shares of Company Stock. In addition, shares of the Company Stock underlying any outstanding award granted under the 2010 Equity Plan that expires, or is terminated, surrendered or forfeited for any reason without issuance of such shares shall be available for the award of new Grants under this Plan. As of December 25, 2021, the Company has approximately 2.4 million shares of common stock authorized and available for issuance under the Company’s 2020 Equity Plan.

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

	Shares	Weighted Average Grant Fair Value
Balance at December 28, 2019	1,863,124	$1.60
Granted	2,381,000	1.42
Forfeited	(153,595)	1.71
Vested	(1,038,655)	0.96
Balance at December 26, 2020	3,051,874	1.67
Granted	2,247,343	3.46
Forfeited	(1,654,666)	2.03
Vested	(1,566,959)	2.23
Balance at December 25, 2021	2,077,592	$2.90

On December 31, 2020 (fiscal year 2021), the Company amended the employment agreement with our CEO Dr. John Fan to expire on December 24, 2022 and as part of the amendment issued five tranches of 188,000 shares of restricted stock grants. The grants would vest upon the achievement of the Company’s stock price reaching certain levels for 20 consecutive trading day period following the grant date. The Company used a Monte Carlo model to determine the estimated fair value of the awards. Total compensation expense resulting from the awards is approximately $2.1 million. The Company’s stock price met the required levels in the first quarter of fiscal year 2021 and the total stock compensation expense was recognized in the first quarter of fiscal year 2021. All of the grants are subject to certain acceleration events and terminate on December 24, 2022. The following table describes inputs used to calculate fair value of the restricted stock grants:

Expected volatility	94.2%
Interest rate	0.2%
Expected life (years)	0.7
Dividend yield	—%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Stock-Based Compensation

The following table summarizes stock-based compensation expense within each of the categories below as it relates to non-vested restricted common stock awards for the fiscal years 2021, 2020 and 2019 (no tax benefits were recognized):

	2021	2020	2019
Cost of product revenues	$211,362	$113,517	$102,629
Research and development	576,193	204,599	295,872
Selling, general and administrative	3,629,867	503,006	1,658,899
Total	$4,417,422	$821,122	$2,057,400

Unrecognized compensation expense for non-vested restricted common stock as of December 25, 2021 totaled $3.7 million and is expected to be recognized over a weighted average period of approximately four years.

9. Concentrations of Risk

Ongoing credit evaluations of customers’ financial condition are performed and collateral, such as letters of credit, are generally not required. Customer’s accounts receivable balance as a percentage of total accounts receivable was as follows:

	Percent of Gross Accounts Receivable
Customer	December 25, 2021	December 26, 2020
Collins Aerospace	29%	45%
DRS Network & Imaging Systems, LLC	35%	15%

Sales to significant non-affiliated customers for fiscal years 2021, 2020 and 2019, as a percentage of total revenues, is as follows:

	Sales as a Percent of Total Revenue
	Fiscal Year
Customer	2021	2020	2019
Defense Customers in Total	40%	50%	30%
DRS Network & Imaging Systems, LLC	31%	35%	17%
Collins Aerospace	30%	27%	*
Realwear, Inc.	*	*	20%
Funded Research and Development Contracts	32%	25%	17%

Note: The symbol “*” indicates that sales to that customer were less than 10% of the Company’s total revenues. The caption “Defense Customers in Total” excludes research and development contracts.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10. Income Taxes

The provision for income taxes from continuing operations consists of the following for the fiscal years indicated:

	Fiscal Year
	2021	2020	2019
Current
State	$1,000	$—	$4,000
Foreign	128,000	129,000	104,000
Total current provision	129,000	129,000	108,000
Deferred
Federal	(3,367,000)	(1,075,000)	(5,165,000)
State	(928,000)	(321,000)	(2,341,000)
Foreign	318,000	(19,000)	(56,000)
Change in valuation allowance	3,977,000	1,415,000	7,562,000
Total deferred provision	—	—	—
Total provision for income taxes	$129,000	$129,000	$108,000

The following table sets forth the changes in the Company’s balance of unrecognized tax benefits for the year ended:

Total
Unrecognized tax benefits at December 28, 2019	$394,000
Gross increases—prior year tax positions	—

Unrecognized tax benefits at December 26, 2020	394,000

Gross increases—current year tax positions	—
Unrecognized tax benefits at December 25, 2021	$394,000

U.S. GAAP requires applying a ‘more likely than not’ threshold to the recognition and derecognition of uncertain tax positions either taken or expected to be taken by the Company’s income tax returns. The total amount of our gross tax liability for tax positions that may not be sustained under a ‘more likely than not’ threshold amounts to $0.4 million as of December 25, 2021 and December 26, 2020. The Company’s policy regarding the classification of interest and penalties is to include these amounts as a component of income tax expense. The total amount of accrued interest and penalties related to the Company’s unrecognized tax benefits was $1.0 million and $0.9 million as of December 25, 2021 and December 26, 2020 respectively.

Net operating losses were not utilized in 2021, 2020 and 2019 to offset federal and state taxes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The actual income tax provision reported from operations are different than those which would have been computed by applying the federal statutory tax rate to loss before income tax provision. A reconciliation of income tax provision from continuing operations as computed at the U.S. federal statutory income tax rate to the provision for income tax benefit is as follows:

	Fiscal Year
	2021	2020	2019
Tax provision at federal statutory rates	$(2,787,000)	$(925,000)	$(6,196,000)
State tax liability	—	—	4,000
Foreign deferred tax rate differential	(55,000)	(38,000)	(64,000)
Permanent items	(79,000)	238,000	1,964,000
Increase in net state operating loss carryforwards	(911,000)	(233,000)	(1,985,000)
Utilization of net operating losses for U.K. research and development refund	(134,000)	(151,000)	(148,000)
Provision to tax return adjustments and tax rate change	(69,000)	(180,000)	803,000
Tax credits	(261,000)	9,000	(1,931,000)
Equity compensation	326,000	(121,000)	16,000
Uncertain tax position for transfer pricing	128,000	129,000	105,000
Other, net	(6,000)	(14,000)	(22,000)
Change in valuation allowance	3,977,000	1,415,000	7,562,000
Total provision	$129,000	$129,000	$108,000

Pretax foreign income from continuing operations was approximately $2.7 million for the fiscal year ended 2021, $1.0 million for fiscal year ended 2020, and $1.3 million for fiscal year ended 2019. Deferred income taxes are provided to recognize the effect of temporary differences between tax and financial reporting. Deferred income tax assets and liabilities consist of the following:

	Fiscal Year
	2021	2020
Deferred tax liability:
Foreign withholding liability	$(513,000)	$(554,000)
Deferred tax assets:
Federal net operating loss carryforwards	49,609,000	46,311,000
State net operating loss carryforwards	6,393,000	5,454,000
Foreign net operating loss carryforwards	994,000	1,319,000
Equity awards	222,000	549,000
Tax credits	9,413,000	9,153,000
Property, plant and equipment	620,000	577,000
Unrealized losses on investments	2,834,000	2,860,000
Other	872,000	757,000
Net deferred tax assets	70,444,000	66,426,000
Valuation allowance	(70,957,000)	(66,980,000)
	$(513,000)	$(554,000)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The valuation allowance was approximately $71.0 million and $67.0 million at December 25, 2021 and December 26, 2020, respectively, primarily driven by U.S. net operating loss carryforwards (“NOLs”) and tax credits that the Company does not believe will ultimately be realized.

As of December 25, 2021, the Company has available for tax purposes NOLs of $160.3 million expiring 2021 through 2038 and $60.1 million that have an unlimited carryover period. The Company has recognized a full valuation allowance on its net deferred tax assets as the Company has concluded that such assets are not more likely than not to be realized.

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

International jurisdictions have statutes of limitations generally ranging from three to twenty years after filing of the respective return. Years still open to examination by tax authorities in major jurisdictions include Korea (2010 onward), Japan (2010 onward), Hong Kong (2012 onward) and United Kingdom (2015 onward). The Company is not currently under examination in these jurisdictions.

11. Accrued Warranty

The Company warrants its products against defect for 12 months, however, for certain products a customer may purchase an extended warranty. A provision for estimated future costs and estimated returns for credit relating to such warranty is recorded in the period when product is shipped and revenue is recognized, and is updated as additional information becomes available. The Company’s estimate of future costs to satisfy warranty obligations is based primarily on historical warranty expense experienced and a provision for potential future product failures. Changes in the accrued warranty for fiscal years ended 2021, 2020 and 2019 are as follows:

	Fiscal Year Ended
	December 25, 2021	December 26, 2020	December 28, 2019
Beginning balance	$508,000	$509,000	$571,000
Additions	791,000	435,000	471,000
Claim and reversals	(782,000)	(436,000)	(533,000)
Ending Balance	$517,000	$508,000	$509,000

12. Employee Benefit Plan

The Company has an employee benefit plan pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended. In 2021 the plan allowed employees to defer an amount of their annual compensation up to a current maximum of $19,500 if they are under the age of 50 and $26,000 if they are over the age of 50. The Company matches 50% of all deferred compensation on the first 6% of each employee’s deferred compensation. The amount charged to operations in connection with this plan was approximately $0.4 million in fiscal year 2021, and $0.3 million in fiscal years 2020 and 2019.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13. Commitments

As of December 25, 2021, the Company has no material additional commitments beyond those described in this Form 10-K.

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

On October 11, 2016, the Company filed its Answer and Affirmative Defenses. The parties completed expert depositions on November 15, 2019. On December 2, 2019, the Company filed a Motion for Partial Summary Judgment requesting the Court dismiss counts 2-7 in their entirety and counts 1 and 8 in part. BlueRadios also filed a Motion for Partial Summary Judgment alleging it is the co-owner of U.S. Patent No. 8,909,296. Responses to the Motions for Partial Summary Judgment were filed on January 15, 2020, and replies were filed on February 19, 2020. On September 25, 2020, the Court denied BlueRadios’ Motion for Partial Summary Judgment. A trial date has not yet been set by the Court. The Company has not concluded a loss from this matter is probable; therefore, we have not recorded an accrual for litigation or claims related to this matter for the period ended December 25, 2021. The Company will continue to evaluate information as it becomes known and will record an estimate for losses at the time or times when it is both probable that a loss has been incurred and the amount of the loss is reasonably estimable.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

15. Segments and Disaggregation of Revenue

Total long-lived assets by country at December 25, 2021 and December 26, 2020 were:

Total Long-lived Assets (in thousands)	2021	2020
U.S.	$5,381	$3,028
United Kingdom	264	329
China	—	11
Japan	72	39
Total	$5,717	$3,407

We disaggregate our revenue from contracts with customers by geographic location and by display application, as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.

Total revenue by geographical area for the fiscal years ended December 25, 2021, December 26, 2020 and December 28, 2019:

	2021		2020		2019
(In thousands, except percentages)	Revenue	% of Total	Revenue	% of Total	Revenue	% of Total
U.S.	$32,461	71%	$33,031	82%	$14,946	51%
Other Americas	—	—	101	—	134	—%
Total Americas	32,461	71%	33,132	82%	15,080	51%
Asia-Pacific	11,852	26%	5,798	15%	11,768	40%
Europe	1,353	3%	1,198	3%	2,628	9%
Other	—	—%	—	—%	42	—%
Total Revenues	$45,666	100%	$40,128	100%	$29,519	100%

Total revenue by display application for the fiscal years ended December 25, 2021, December 26, 2020 and December 28, 2019 was as follows:

(In thousands)	2021	2020	2019
Defense	$18,180	$20,231	$8,729
Industrial	9,710	6,882	9,717
Consumer	1,871	852	1,777
R&D	14,669	10,123	4,983
Other	121	553	61
License and royalties	1,115	1,487	4,252
Total Revenues	$45,666	$40,128	$29,519

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

The Company and RealWear, Inc. (“RealWear”) have entered into agreements where the Company has agreed to supply display modules to RealWear, and license certain intellectual property to RealWear. In conjunction with these agreements the Company received an equity interest in RealWear, one-time $1.5 million license fees and will receive royalties of future product sales. In May 2019, the Company has signed an additional agreement to license certain intellectual property to Realwear for $3.5 million license fee and additional sales-based royalties. Of the $3.5 million license fee, $2.5 million was paid upon signing of the license agreement and the other $1.0 million was paid in quarterly installments of $0.25 million. Additionally, in the second quarter of 2019, we made an additional equity investment in RealWear of $2.5 million as part of an equity raise by RealWear. As of December 25, 2021, we owned approximately 2.8% of RealWear. In the fourth quarter of 2019 Kopin reviewed the financial condition and other factors of RealWear and as a result, in the fourth quarter of 2019, we recorded an impairment charge of $5.2 million to reduce our investment in RealWear to zero as of December 25, 2021.

On September 30, 2019, the Company entered into an Asset Purchase Agreement (the “Solos Purchase Agreement”) with Solos Technology Limited (“Solos Technology”). Pursuant to the Solos Purchase Agreement, the Company sold and licensed to Solos Technology certain assets of our SolosTM (“Solos”) product line and WhisperTM Audio (“Whisper”) technology. As consideration for the transaction the Company received 1,172,000 common shares representing a 20.0% equity stake in Solos Technology’s parent company, Solos Incorporation (“Solos Inc.”). In addition, the Company has agreed to reimburse Solos Technology for sales support provided. Solos Technology has agreed to reimburse the Company for the employee’s time spent on Solos development. As of December 25, 2021, and December 26, 2020, the Company had less than $10,000 and $283,000 respectively of receivables outstanding from Solos Technology and had a payable of less than $10,000 to Solos Technology.

The Company has warrants to purchase shares of Preferred Stock of HMDmd. The fair value of the investment was determined to be $300,000 as of December 25, 2021.

As of December 25, 2021, the Company’s CEO and Chairman, Dr. John C.C. Fan, has an individual ownership interest of 15.7% (14.4% fully diluted) of Solos Inc. Two of Dr. Fan’s family members have also invested in Solos Inc., and collectively hold a 37.5% (34.4% fully diluted) ownership interest in Solos Inc.

During fiscal years 2021, 2020 and 2019, the Company had the following transactions with related parties:

	2021		2020		2019
	Revenue	Purchases	Revenue	Purchases	Revenue	Purchases
Goertek	$—	$—	$—	$—	$—	$747,154
RealWear, Inc.	3,762,638	—	2,678,335	—	5,778,672	—
HMDmd, Inc.	656,805	—	—	—	—	—
	$4,419,443	$—	$2,678,335	$—	$5,778,672	$747,154

At December 25, 2021 and December 26, 2020, the Company had the following receivables and payables with related parties:

	December 25, 2021		December 26, 2020
	Receivables	Payables	Receivables	Payables
RealWear, Inc.	$306,307	$—	$817,388	$—
Solos Technology	8,422	—	—	—
	$314,729	$—	$817,388	$—

17. Subsequent Events

The Company conducted an evaluation and no subsequent events were identified.

18. Valuation and Qualifying Accounts

The following table sets forth activity in Kopin’s allowance for doubtful accounts:

Fiscal year ended:	Balance at Beginning of Year	Additions Charged to Income	Deductions from Reserve	Balance at End of Year
December 28 2019	304,000	951,000	(317,000)	938,000
December 26, 2020	938,000	42,000	(805,000)	175,000
December 25, 2021	$175,000	$55,000	$(80,000)	$150,000

INDEX TO EXHIBITS

Exhibits
3.1	Amended and Restated Certificate of Incorporation filed as an exhibit to Registration Statement on Form S-1, File No. 33-57450, and incorporated herein by reference.
3.2	Amendment to Certificate of Incorporation filed as an exhibit to Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2000 and incorporated herein by reference.
3.3	Amendment to Certificate of Incorporation filed as an exhibit to Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2000 and incorporated herein by reference.
3.4	Sixth Amended and Restated By-laws filed as an exhibit to Current Report on Form 8-K filed on April 12, 2019 and incorporated herein by reference.
4.1	Specimen Certificate of Common Stock filed as an exhibit to Registration Statement on Form S-1, File No. 33-45853, and incorporated herein by reference.
4.2	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 filed as an exhibit to Annual Report on Form 10-K for the fiscal year ended December 26, 2020 and incorporated herein by reference.
10.1	Form of Employee Agreement with Respect to Inventions and Proprietary Information filed as an exhibit to Registration Statement on Form S-1, File No. 33-45853, and incorporated herein by reference.
10.2*	Kopin Corporation 2001 Equity Incentive Plan filed as an appendix to Proxy Statement filed on April 20, 2001 and incorporated herein by reference. *
10.3*	Kopin Corporation 2001 Equity Incentive Plan Amendment filed as an exhibit to Registration Statement on Form S-8 filed on August 16, 2002 and incorporated herein by reference. *
10.4*	Kopin Corporation 2001 Equity Incentive Plan Amendment filed as an exhibit to Registration Statement on Form S-8 filed on March 15, 2004 and incorporated herein by reference. *
10.5*	Kopin Corporation 2001 Equity Incentive Plan Amendment filed as an exhibit to Registration Statement on Form S-8 filed on May 10, 2004 and incorporated herein by reference. *
10.6*	Kopin Corporation 2001 Equity Incentive Plan Amendment filed as an exhibit to Registration Statement on Form S-8 filed on April 15, 2008 and incorporated herein by reference. *
10.7*	Kopin Corporation 2001 Supplemental Equity Incentive Plan filed as an exhibit to Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2000 and incorporated herein by reference. *
10.8*	Form of Key Employee Stock Purchase Agreement filed as an exhibit to Registration Statement on Form S-1, File No. 33-45853, and incorporated herein by reference. *
10.9	License Agreement by and between the Company and Massachusetts Institute of Technology dated April 22, 1985, as amended, filed as an exhibit to Registration Statement on Form S-1, File No. 33-45853, and incorporated herein by reference.
10.10	Facility Lease, by and between the Company and Massachusetts Technology Park Corporation, dated October 15, 1993 filed as an exhibit to Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference.
10.11*	Kopin Corporation Form of Stock Option Agreement under 2001 and 2010 Equity Incentive Plans filed as an exhibit to Annual Report on Form 10-K for the fiscal year ended December 25, 2004 and incorporated herein by reference. *
10.12*	Kopin Corporation 2001 and 2010 Equity Incentive Plan Form of Restricted Stock Purchase Agreement filed as an exhibit to Annual Report on Form 10-K for the fiscal year ended December 25, 2004 and incorporated herein by reference. *
10.13*	Kopin Corporation Fiscal Year 2012 Incentive Bonus Plan filed as an exhibit to Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and incorporated herein by reference. *
10.14	Kopin Corporation 2010 Equity Incentive Plan filed with the Company’s Definitive Proxy Statement on Schedule 14 filed as of April 5, 2013 and incorporated by reference herein.
10.15*	Offer Letter, dated January 17, 2019, by and between Kopin Corporation and Paul Baker filed as an exhibit to the Current Report on Form 8-K filed on January 22, 2019 and incorporated by reference herein.
10.16†	Asset Purchase Agreement, dated September 30, 2019, by and between Kopin Corporation, Kopin Display Corporation and Solos Technology Limited.

10.17*	Kopin Corporation 2020 Equity Incentive Plan filed as an exhibit to Current Form on 8-K on May 20, 2020 and incorporated by reference herein.
10.18*	Tenth Amended and Restated Employment Agreement between the Company and Dr. John C.C. Fan, dated as of December 31, 2020, filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended December 26, 2020 and incorporated herein by reference
21.1	Subsidiaries of Kopin Corporation
23.1	Consent of Independent Registered Public Accounting Firm - RSM US LLP
31.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.0	The following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2021, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Stockholder’s Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text.
104	The cover page from the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2021, formatted in Inline XBRL and contained in Exhibit 101.

*	Management contract or compensatory plan required to be filed as an Exhibit to this Form 10-K.
†	Portions of this exhibit and the schedules thereto, marked by brackets, have been omitted pursuant to Item 601(b)(10) of Regulation S-K.

Item 16.	Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 14, 2022

KOPIN CORPORATION

By:	/s/ JOHN C.C. FAN
John C.C. Fan Chairman of the Board, Chief Executive Officer, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN C.C. FAN	Chairman of the Board, Chief Executive Officer, President
John C.C. Fan	and Director (Principal Executive Officer)	March 14, 2022

/s/ JAMES BREWINGTON	Director
James Brewington		March 14, 2022

Director
David E. Brook		March 14, 2022

/s/ Jill Avery	Director
Jill Avery		March 14 2022

/s/ CHI CHIA HSIEH	Director
Chi Chia Hsieh		March 14, 2022

/s/ SCOTT L. ANCHIN	Director
Scott L. Anchin		March 14, 2022

/s/ RICHARD A. SNEIDER	Treasurer and Chief Financial Officer
Richard A. Sneider	(Principal Financial and Accounting Officer)	March 14, 2022

