Form 10-Q
period 2022-03-26
KOPIN CORP
filed 2022-05-05
CIK 771266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 26, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number 0-19882

KOPIN CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	04-2833935
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

125 North Drive, Westborough, MA	01581-3335
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (508) 870-5959

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01	KOPN	Nasdaq Capital Market

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 4, 2022
Common Stock, par value $0.01	91,914,322

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

Kopin Corporation

Part 1. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

KOPIN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 26, 2022 (unaudited)	December 25, 2021
ASSETS
Current assets:
Cash and cash equivalents	$21,867,492	$26,787,931
Marketable debt securities, at fair value	4,451,088	2,507,535
Accounts receivable, net of allowance of $295,000 in 2022 and $150,000 in 2021	6,777,310	12,113,070
Contract assets and unbilled receivables	2,552,201	2,299,392
Inventory	7,132,617	6,581,139
Prepaid taxes	119,163	160,599
Prepaid expenses and other current assets	2,095,034	1,758,079
Total current assets	44,994,905	52,207,745
Property, plant and equipment, net	1,939,506	1,888,963
Operating lease right-of-use assets	3,630,555	3,828,066
Other assets	170,932	170,932
Equity investments	9,553,628	4,912,022
Total assets	$60,289,526	$63,007,728

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,865,030	$5,483,970
Accrued payroll and expenses	2,760,369	2,413,744
Accrued warranty	970,000	517,000
Contract liabilities and billings in excess of revenues earned	1,756,202	4,063,031
Operating lease liabilities	658,298	701,204
Other accrued liabilities	2,108,625	1,202,635
Customer deposits	2,457,496	2,638,103
Deferred tax liabilities	497,102	513,417
Total current liabilities	17,073,122	17,533,104
Noncurrent contract liabilities and asset retirement obligations	273,913	288,634
Operating lease liabilities, net of current portion	2,946,994	3,108,236
Other long-term obligations	1,294,750	2,450,897
Total liabilities	21,588,779	23,380,871
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, par value $.01 per share: authorized, 3,000 shares; none issued	-	-
Common stock, par value $.01 per share: authorized, 150,000,000 shares; issued 92,176,761 shares in 2022 and 92,146,761 shares in 2021; outstanding 90,097,201 in 2022 and 89,988,528 in 2021	902,235	900,691
Additional paid-in capital	357,585,686	356,931,157
Treasury stock (126,389 and 80,641 shares in 2022 and 2021, at cost)	(461,723)	(366,110)
Accumulated other comprehensive income	1,300,445	1,414,351
Accumulated deficit	(320,453,539)	(319,080,898)
Total Kopin Corporation stockholders’ equity	38,873,104	39,799,191
Noncontrolling interest	(172,357)	(172,334)
Total Kopin Corporation stockholders’ equity	38,700,747	39,626,857
Total liabilities and stockholders’ equity	$60,289,526	$63,007,728

See notes to unaudited condensed consolidated financial statements

KOPIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended
	March 26, 2022	March 27, 2021
Revenues:
Net product revenues	$6,507,528	$7,568,845
Research and development revenues	4,908,033	3,560,743
Other revenues	162,861	546,781
Total revenues	11,578,422	11,676,369
Expenses:
Cost of product revenues	7,782,879	6,396,671
Research and development	5,408,613	3,563,300
Selling, general and administration	4,464,548	5,905,706
Total expenses	17,656,040	15,865,677
Loss from operations	(6,077,618)	(4,189,308)
Other income (expense):
Interest income	6,980	8,744
Other expense, net	(1,141)	(1,150)
Gain on investments	4,700,000	—
Foreign currency transaction gains	35,115	28,991
Total other income	4,740,954	36,585
Loss before provision for income taxes and net loss attributable to noncontrolling interest	(1,336,664)	(4,152,723)
Tax provision	(36,000)	(33,000)
Net loss	(1,372,664)	(4,185,723)
Net loss attributable to the noncontrolling interest	23	39,485
Net loss attributable to Kopin Corporation	$(1,372,641)	$(4,146,238)
Net loss per share
Basic and diluted	$(0.02)	$(0.05)
Weighted average number of common shares outstanding
Basic and diluted	90,121,226	87,378,288

See notes to unaudited condensed consolidated financial statements

KOPIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF comprehensive loss

(Unaudited)

	Three months ended	Three months ended
	March 26, 2022	March 27, 2021
Net loss	$(1,372,664)	$(4,185,723)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(5,932)	(27,842)
Unrealized holding (loss) gain on marketable securities	(107,451)	8,286
Reclassification of holding losses in net loss	(523)	—
Other comprehensive loss, net of tax	(113,906)	(19,556)
Comprehensive loss	(1,486,570)	(4,205,279)
Comprehensive loss attributable to the noncontrolling interest	23	39,485
Comprehensive loss attributable to Kopin Corporation	$(1,486,547)	$(4,165,794)

See notes to unaudited condensed consolidated financial statements

KOPIN CORPORATION

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Kopin Corporation Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
Balance, December 25, 2021	90,069,169	$900,691	$356,931,157	$(366,110)	$1,414,351	$(319,080,898)	$39,799,191	$(172,334)	$39,626,857
Stock-based compensation expense	-	-	656,073	-	-	-	656,073	-	656,073
Vesting of restricted stock	154,421	1,544	(1,544)	-	-	-	-	-	-
Restricted stock for tax withholding obligations	-	-	-	(95,613)	-	-	(95,613)	-	(95,613)
Other comprehensive loss	-	-	-	-	(113,906)	-	(113,906)	-	(113,906)
Net loss	-	-	-	-	-	(1,372,641)	$(1,372,641)	(23)	(1,372,664)
Balance, March 26, 2022	90,223,590	$902,235	$357,585,686	$(461,723)	$1,300,445	$(320,453,539)	$38,873,104	$(172,357)	$38,700,747

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Kopin Corporation Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
Balance, December 26, 2020	88,007,535	$880,075	$341,512,893	$(9,793,946)	$1,484,434	$(305,648,025)	$28,435,431	$(136,836)	$28,298,595
Stock-based compensation expense	-	-	2,610,166	-	-	-	2,610,166	-	2,610,166
Vesting of restricted stock	950,000	9,500	(9,500)	-	-	-	-	-	-
Sale of registered stock	-	-	6,336,470	9,183,614	-	-	15,520,084	-	15,520,084
Restricted stock for tax withholding obligations	(3,586)	(37)	(32,668)	-	-	-	(32,705)	-	(32,705)
Other comprehensive loss	-	-	-	-	(19,556)	-	(19,556)	-	(19,556)
Net loss	-	-	-	-	-	(4,146,238)	$(4,146,238)	(39,485)	(4,185,723)
Balance, March 27, 2021	88,953,949	$889,538	$350,417,361	$(610,332)	$1,464,878	$(309,794,263)	$42,367,182	$(176,321)	$42,190,861

KOPIN CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended	Three months ended
	March 26, 2022	March 27, 2021
Cash flows from operating activities:
Net loss	$(1,372,664)	$(4,185,723)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	267,590	205,023
Accretion of premium or discount on marketable debt securities	128	1,534
Stock-based compensation	656,073	2,610,166
Loss on disposal of property and plant	202,671	14,950
Gain on investments	(4,700,000)	—
Income taxes	35,836	32,070
Foreign currency gains	(16,351)	(68,351)
Change in allowance for bad debt	(26,281)	95,931
Write-off of excess inventory	588,175	408,939
Other non-cash items	453,262	397,211
Changes in assets and liabilities:
Accounts receivable	5,777,308	1,258,770
Contract assets	(252,809)	2,406,334
Inventory	(1,156,461)	(1,398,350)
Prepaid expenses and other current assets	(314,361)	(773,067)
Accounts payable and accrued expenses	(107,657)	(966,202)
Billings in excess of revenue earned	(2,317,122)	(284,515)
Net cash used in operating activities	(2,282,663)	(245,280)
Cash flows from investing activities:
Capital expenditures	(524,368)	(346,450)
Purchases of marketable debt securities	(3,000,030)	—
Proceeds from sale of marketable debt securities	1,000,000	200,000
Net cash used in investing activities	(2,524,398)	(146,450)
Cash flows from financing activities:
Sale of treasury stock, net of costs	—	15,520,084
Settlements of restricted stock for tax withholding obligations	(95,613)	(32,705)
Net cash (used in) provided by financing activities	(95,613)	15,487,379
Effect of exchange rate changes on cash	(17,765)	(5,207)
Net (decrease) increase in cash and cash equivalents	(4,920,439)	15,090,442
Cash and cash equivalents:
Beginning of period	26,787,931	17,112,869
End of period	$21,867,492	$32,203,311

See notes to unaudited condensed consolidated financial statements

KOPIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The condensed consolidated financial statements of Kopin Corporation as of March 26, 2022 and for the three month periods ended March 26, 2022 and March 27, 2021 are unaudited and include all adjustments that, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. These condensed consolidated financial statements should be read in conjunction with the Company’s financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2021. The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for any other interim period or for a full fiscal year. As used in this report, the terms “we”, “us”, “our”, “Kopin” and the “Company” mean Kopin Corporation and its subsidiaries, unless the context indicates another meaning.

The Company’s products are targeted towards the defense and industrial/enterprise and consumer wearable markets. The Company’s revenues from sales of products into the consumer market include sales of its organic light emitting diode (OLED) displays. The Company’s OLED products are relatively new and sales are sporadic. Management believes the enterprise wearable market is still developing and cannot predict how long it will take to develop or if the Company’s products will be accepted. In addition, the Company’s current strategy is to continue to invest in research and development, even during unprofitable periods, which may result in the Company continuing to incur net losses and negative cash flows from operations. If the Company is unable to achieve and maintain positive cash flows and profitability in the foreseeable future, its financial condition may ultimately be materially adversely affected such that management may be required to reduce operating expenses, including investments in research and development, or raise additional capital. While there can be no assurance the Company will be able to successfully reduce operating expenses or raise additional capital, management believes its historical success in managing cash flows and obtaining capital will continue in the foreseeable future.

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

The Company uses the specific identification method as a basis for determining cost and calculating realized gains and losses with respect to marketable debt securities. The gross gains and losses realized related to sales and maturities of marketable debt securities were not material during the three months ended March 26, 2022 and March 27, 2021.

Investments in available-for-sale marketable debt securities were as follows at March 26, 2022 and December 25, 2021:

	Amortized Cost		Unrealized (Losses) Gains		Fair Value
	2022	2021	2022	2021	2022	2021
U.S. government and agency backed securities	$2,000,006	$1,000,128	$(49,326)	$522	$1,950,680	$1,000,650
Corporate debt and certificates of deposit	2,500,024	1,500,000	384	6,885	2,500,408	1,506,885
Total	$4,500,030	$2,500,128	$(48,942)	$7,407	$4,451,088	$2,507,535

The contractual maturity of the Company’s marketable debt securities was as follows at March 26, 2022:

	Less than One year	One to Five years	Total
U.S. government and agency backed securities	$—	$1,950,680	$1,950,680
Corporate debt	1,998,263	502,145	2,500,408
Total	$1,998,263	$2,452,825	$4,451,088

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

The following table details the fair value measurements of the Company’s financial assets:

		Fair Value Measurement at March 26, 2022 Using:
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$21,867,492	$21,867,492	$—	$—
U.S. government and agency-backed securities	1,950,680	—	1,950,680	—
Corporate debt	1,501,745	—	1,501,745	—
Certificates of deposit	998,663	998,663	—	—
Equity investments	9,553,628	244,549	—	9,309,079
	$35,872,208	$23,110,704	$3,452,425	$9,309,079

		Fair Value Measurement at December 25, 2021 Using:
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$26,787,931	$26,787,931	$—	$—
U.S. government and agency- backed securities	1,000,650	—	1,000,650	—
Corporate debt	1,506,885	—	1,506,885	—
Equity investments	4,912,022	296,173	—	4,615,849
	$34,207,488	$27,084,104	$2,507,535	$4,615,849

Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur. Changes in Level 3 investments were as follows:

	December 25, 2021	Net unrealized gains	Purchases, issuances and settlements	Transfers in and or out of Level 3	March 26, 2022
Equity Investments	$4,912,022	$4,641,606	$—	$—	$9,553,628

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value because of their short-term nature. If accrued liabilities were carried at fair value, these would be classified as Level 2 in the fair value hierarchy.

Marketable Debt Securities

Corporate debt consists of floating rate notes with a maturity that may be over multiple years but has interest rates that are reset every three months based on the then-current three-month London Interbank Offering Rate (“three-month Libor”). The Company validates the fair market values of the financial instruments above by using discounted cash flow models, obtaining independent pricing of the securities or through the use of a model that incorporates the three-month Libor, the credit default swap rate of the issuer and the bid and ask price spread of the same or similar investments which are traded on several markets.

Equity Investments

From 2017 through 2019, the Company made several equity investments in a customer. In the fourth quarter of 2019, the Company reviewed the financial condition and other factors of the customer and, as a result, recorded an impairment charge of $5.2 million to reduce its investment in the customer to zero as of December 28, 2019. In the first quarter of 2022 the customer raised additional equity capital and based on an observable price change of the customer’s share prices and terms of the equity sale the Company remeasured the fair market value of its investment and recorded a gain of $4.7 million. As of March 26, 2022, the Company owned an approximate 2.3% interest in this investment.

During the three months ended March 26, 2022, the Company recorded a less than $0.1 million unrealized loss on an equity interest in a company due to a fluctuation in the foreign exchange rate.

5. INVENTORY

Inventories are stated at standard cost adjusted to approximate the lower of cost (first-in, first-out method) or net realizable value and consist of the following at March 26, 2022 and December 25, 2021:

	March 26, 2022	December 25, 2021
Raw materials	$5,629,085	$5,044,334
Work-in-process	984,241	1,032,519
Finished goods	519,291	504,286
Total	$7,132,617	$6,581,139

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

The following were not included in weighted-average common shares outstanding-diluted because they are anti-dilutive or performance conditions have not been met at the end of the period:

	Three months ended	Three months ended
	March 26, 2022	March 27, 2021
Non-vested restricted common stock	1,953,171	2,490,717

7. STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION

Registered sale of equity securities

During the three months ended March 27, 2021, we sold 2.4 million shares of common stock for gross proceeds of $16 million (average of $6.66 per share), before deducting broker expenses paid by us of $0.5 million, pursuant to our At-The-Market Equity Offering Sales Agreement dated as of February 8, 2019 (the “Previous ATM Agreement”) with Stifel, Nicolaus & Company, Incorporated (“Stifel”), as agent. The Previous ATM Agreement has since terminated pursuant to its terms as a result of the sale of all the shares subject to such agreement. On March 5, 2021 the Company entered into a new At-The-Market Equity Offering Sales Agreement dated as of March 5, 2021 (the “Current ATM Agreement”) with Stifel under which the Company may sell up to $50 million of its common stock.

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

Restricted stock activity for the three month period ended March 26, 2022 was as follows:

	Shares	Weighted Average Grant Fair Value
Balance, December 25, 2021	2,077,592	$2.90
Granted	37,100	2.36
Forfeited	(7,100)	4.40
Vested	(154,421)	2.73
Balance, March 26, 2022	1,953,171	$2.90

Stock-Based Compensation

The following table summarizes stock-based compensation expense within each of the categories below as it relates to non-vested restricted common stock awards for the three months ended March 26, 2022 and March 27, 2021 (no tax benefits were recognized):

	Three Months Ended	Three Months Ended
	March 26, 2022	March 27, 2021
Cost of product revenues	$66,668	$133,784
Research and development	147,379	94,053
Selling, general and administrative	442,026	2,382,329
Total	$656,073	$2,610,166

Unrecognized compensation expense for non-vested restricted common stock as of March 26, 2022 totaled $3.7 million and is expected to be recognized over a weighted average period of approximately three years.

8. ACCRUED WARRANTY

The Company typically warrants its products against defect for 12 to 18 months, however, for certain products a customer may purchase an extended warranty. A provision for estimated future costs and estimated returns for credit relating to such warranty is recorded in the period when product is shipped and revenue is recognized and is updated as additional information becomes available. The Company’s estimate of future costs to satisfy warranty obligations is based primarily on historical warranty expense experienced and a provision for potential future product failures. Changes in the accrued warranty for the three months ended March 26, 2022 were as follows:

Balance, December 25, 2021	$517,000
Additions	725,000
Claims	(272,000)
Balance, March 26, 2022	$970,000

Extended Warranties

Deferred revenue represents the purchase of extended warranties by the Company’s customers. The Company recognizes revenue from an extended warranty on the straight-line method over the life of the extended warranty, which is typically 12 to 15 months beyond the standard 12 to 18-month warranty. The Company classifies the current portion of deferred revenue under Other accrued liabilities in its condensed consolidated balance sheets. At March 26, 2022, the Company had less than $0.1 million of deferred revenue related to extended warranties.

9. INCOME TAXES

The Company recorded a provision for income taxes of less than $0.1 million in each of the three months ended March 26, 2022 and the three months ended March 27, 2021. As of March 26, 2022, the Company has available for tax purposes U.S. federal net operating loss carryforwards (“NOLs”) of approximately $160.3 million expiring 2022 through 2037 and $76.0 million that have an unlimited carryover period. The Company has recognized a full valuation allowance on its domestic and certain foreign net deferred tax assets due to the uncertainty of realization of such assets. The Company recognizes both accrued interest and penalties related to its uncertain tax positions related to intercompany loan interest and potential transfer pricing exposure related to its foreign subsidiaries.

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

Contract liabilities consist of advance payments and billings in excess of cost incurred and deferred revenue.

Net contract assets (liabilities) consisted of the following:

	March 26, 2022	December 25, 2021	$ Change	% Change
Contract assets—current	$2,552,201	$2,299,392	$252,809	11%
Contract liabilities and billings in excess of revenues earned	(1,756,202)	(4,063,031)	2,306,829	(57)%
Contract liabilities—noncurrent	(10,371)	(20,664)	10,293	(50)%
Net contract assets (liabilities)	$785,628	$(1,784,303)	$2,569,931	(144)%

The $2.6 million increase in the Company’s net contract assets (liabilities) at March 26, 2022 as compared to December 25, 2021 was primarily due to recording of revenue earned against advanced payments.

In the three months ended March 26, 2022, the Company recognized revenue of $2.9 million related to our contract liabilities at December 25, 2021. In the three months ended March 27, 2021, the Company recognized revenue of $1.2 million related to our contract liabilities at December 26, 2020.

The Company did not recognize impairment losses on our contract assets in the three months ended March 26, 2022 or March 27, 2021.

Performance Obligations

The Company’s revenue recognition related to performance obligations that were satisfied at a point in time and over time were as follows:

	Three months ended	Three months ended
	March 26, 2022	March 27, 2021
Point in time	20%	32%
Over time	80%	68%

Remaining performance obligations represent the transaction price of orders for which work has not been performed and excludes unexercised contract options and potential orders under ordering-type contracts (e.g., indefinite-delivery, indefinite-quantity (“IDIQ”)). As of March 26, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations was $29.3 million which the Company expects to recognize over the next 12 months. The remaining performance obligations represent amounts to be earned under government contracts, which are subject to cancellation.

11. LEASES

The Company enters into operating leases primarily for: real estate, including for manufacturing, engineering, research, administration and sales facilities, and information technology (“IT”) equipment. At March 26, 2022 and December 25, 2021, the Company did not have any finance leases. Approximately all of our future lease commitments, and related lease liability, relate to the Company’s real estate leases. Some of the Company’s leases include options to extend or terminate the lease.

The components of lease expense were as follows:

	Three months ended	Three months ended
	March 26, 2022	March 27, 2021
Operating lease cost	$249,503	$290,884

At March 26, 2022, the Company’s future lease payments under non-cancellable leases were as follows:

2022 (excluding the three months ended March 26, 2022)	$645,519
2023	867,756
2024	769,923
2025	604,000
2026	604,000
Thereafter	805,333
Total future lease payments	4,296,531
Less imputed interest	(691,239)
Total	$3,605,292

The Company’s lease liabilities recognized in the Company’s condensed consolidated balance sheet at March 26, 2022 were as follows:

March 26, 2022
Operating lease liabilities–current	$658,298
Operating lease liabilities–noncurrent	2,946,994
Total lease liabilities	$3,605,292

Supplemental cash flow information related to leases was as follows:

Three months ended
March 26, 2022
Cash paid for amounts included in the measurement of operating lease liabilities	$248,754

Other information related to leases was as follows:

March 26, 2022
Weighted Average Discount Rate–Operating Leases	5.92%
Weighted Average Remaining Lease Term–Operating Leases (in years)	5.53

12. SEGMENTS AND DISAGGREGATION OF REVENUE

We continually monitor and review our segment reporting structure in accordance with authoritative guidance to determine if any changes have occurred that would affect our reportable segments. We report under one segment, as our Chief Executive Officer, who is our chief operating decision maker (“CODM”), reviews results on a total company basis.

Total long-lived assets by country at March 26, 2022 and December 25, 2021 were:

Total Long-lived Assets (in thousands)	March 26, 2022	December 25, 2021
U.S.	$5,287	$5,381
United Kingdom	226	264
Japan	57	72
Total	$5,570	$5,717

We disaggregate our revenue from contracts with customers by geographic location and by display application, as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.

During the three months ended March 26, 2022 and March 27, 2021, the Company derived its sales from the following geographies:

	March 26, 2022		March 27, 2021
(In thousands, except percentages)	Revenue	% of Total	Revenue	% of Total
United States	$9,297	80%	$8,180	70%
Asia-Pacific	2,144	19	3,275	28
Europe	137	1	221	2
Total Revenues	$11,578	100%	$11,676	100%

During the three months ended March 26, 2022 and March 27, 2021, the Company derived its sales from the following display applications:

(In thousands)	March 26, 2022	March 27, 2021
Defense	$4,757	$4,993
Industrial	1,530	2,041
Consumer	220	534
R&D	4,908	3,561
License and royalties	163	547
Total Revenues	$11,578	$11,676

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

BlueRadios, Inc. v. Kopin Corporation, Civil Action No. 16-02052-JLK (D. Col.):

On August 12, 2016, BlueRadios, Inc. (“BlueRadios”) filed a complaint in the U.S. District Court for the District of Colorado, alleging that the Company breached a contract between it and BlueRadios concerning an alleged joint venture between the Company and BlueRadios to design, develop and commercialize micro-display products with embedded wireless technology referred to as “Golden-i,” breached the covenant of good faith and fair dealing associated with that contract, breached its fiduciary duty to BlueRadios, and misappropriated trade secrets owned by BlueRadios in violation of Colorado law (C.R.S. § 7-74-104(4)) and the Defend Trade Secrets Act (18 U.S.C. § 1836(b)(1)). BlueRadios further alleges that the Company was unjustly enriched by its alleged misconduct, BlueRadios is entitled to an accounting to determine the amount of profits obtained by the Company as a result of its alleged misconduct, and the inventorship on at least ten patents or patent applications owned by the Company need to be corrected to list BlueRadios’ employees as inventors and thereby list BlueRadios as co-assignees of the patents. BlueRadios seeks monetary, declaratory, and injunctive relief, including for alleged non-payment of engineering retainer fees.

On October 11, 2016, the Company filed its Answer and Affirmative Defenses. The parties completed expert depositions on November 15, 2019. On December 2, 2019, the Company filed a Motion for Partial Summary Judgment requesting the Court dismiss counts 2-7 in their entirety and counts 1 and 8 in part. BlueRadios also filed a Motion for Partial Summary Judgment alleging it is the co-owner of U.S. Patent No. 8,909,296. Responses to the Motions for Partial Summary Judgment were filed on January 15, 2020, and replies were filed on February 19, 2020. On September 25, 2020, the Court denied BlueRadios’ Motion for Partial Summary Judgment. A trial date has not yet been set by the Court. The Company has not concluded a loss from this matter is probable; therefore, we have not recorded an accrual for litigation or claims related to this matter for the period ended March 26, 2022. The Company will continue to evaluate information as it becomes known and will record an estimate for losses at the time or times when it is both probable that a loss has been incurred and the amount of the loss is reasonably estimable.

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

During the three-month periods ended March 26, 2022 and March 27, 2021, the Company had the following transactions with related parties:

	Three months ended		Three months ended
	March 26, 2022		March 27, 2021
	Sales	Purchases	Sales	Purchases
RealWear, Inc.	$624,216	$—	$1,323,885	$—

At March 26, 2022 and December 25, 2021, the Company had the following receivables and contract assets with related parties:

	March 26, 2022		December 25, 2021
	Receivables	Contract assets	Receivables	Contract assets
RealWear, Inc.	$628,923	$—	$306,307	$—

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

We have identified the following important factors that could cause actual results to differ materially from those discussed in our forward-looking statements. Such factors may be in addition to the risks described in Part I, Item 1A, “Risk Factors;” Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; and other parts of our Annual Report on Form 10-K for the fiscal year ended December 25, 2021. These factors include: the extent of the impact of the coronavirus (“COVID-19”) pandemic on our business and operations, and the economic and societal disruptions resulting from the COVID-19 pandemic; our ability to prosecute and defend our proprietary technology aggressively or successfully; our ability to retain personnel with experience and expertise relevant to our business; our ability to invest in research and development to achieve profitability even during periods when we are not profitable; our ability to continue to introduce new products in our target markets; our ability to source semiconductor components and other raw materials used in the manufacturing of our products; our ability to generate revenue growth and positive cash flow, and reach profitability; the strengthening of the U.S. dollar and its effects on the price of our products in foreign markets; the impact of new regulations and customer demands relating to conflict minerals; our ability to obtain a competitive advantage in the wearable technologies market through our extensive portfolio of patents, trade secrets and non-patented know-how; our ability to grow within our targeted markets; the importance of small form factor displays in the development of defense, consumer, and industrial products such as thermal weapon sights, safety equipment, virtual and augmented reality gaming, training and simulation products and metrology tools; the suitability of our properties for our needs for the foreseeable future; our expectation not to pay cash dividends for the foreseeable future and to retain earnings for the development of our businesses; our need to achieve and maintain positive cash flow and profitability; and our expectation that if we do not achieve and maintain positive cash flow and profitability; our financial condition will ultimately be materially adversely affected, and we will be required to reduce expenses, including our investments in research and development or raise additional capital and our ability to support our operations and capital needs for at least the next twelve months through our available cash resources.

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

The following discussion should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 25, 2021 and our unaudited condensed consolidated financial statements included in this Form 10-Q.

Results of Operations

Our interim period results of operations and period-to-period comparisons of such results may not be indicative of our future operating results. Additionally, we use a fiscal calendar, that may result in differences in the number of workdays in the current and comparable prior interim periods and could affect period-to-period comparisons. The following discussion of comparative results of operations among periods should be viewed in this context.

Revenues. For the three months ended March 26, 2022 and March 27, 2021, our revenues by display application, which include product sales and amounts earned from research and development contracts (“R&D”), were as follows:

	Three months ended	Three months ended
(In thousands)	March 26, 2022	March 27, 2021
Defense	$4,757	$4,993
Industrial	1,530	2,041
Consumer	220	534
R&D	4,908	3,561
License and royalties	163	547
Total Revenues	$11,578	$11,676

Sales of our products for Defense applications include systems used by the military both in the field and for training and simulation. The decrease in Defense applications revenues in the three months ended March 26, 2022 as compared to the three months ended March 27, 2021 was primarily due to decrease in volume shipments for our thermal weapon sight systems for soldiers. Our reduced revenue in the first quarter of 2022 was primarily a result of lower production caused by a shortage of certain components.

Industrial applications revenue represents customers who purchase our display products for use in 3D metrology equipment and headsets used for applications in manufacturing, distribution and public safety. Our 3D metrology customers are primarily located in Asia and sell to Asian contract manufacturers who use the 3D metrology machines for quality control purposes. The decrease in Industrial applications revenues for the three months ended March 26, 2022 as compared to the three months ended March 27, 2021 was primarily due to a decline in sales of products for 3D metrology equipment, which was caused by a shortage of certain components.

Our displays for Consumer applications are used primarily in thermal imaging products, recreational rifle and hand-held scopes and drone racing headsets. The decrease in Consumer applications revenues for the three months ended March 26, 2022 as compared to the three months ended March 27, 2021 was primarily due to lower sales of our organic light emitting diode (“OLED”) products. Our OLED products are relatively new and our sales are typically for design-in purposes at this time. Therefore, stable recurring revenues have not been achieved.

R&D revenues increased in the three months ended March 26, 2022 as compared to the three months ended March 27, 2021 primarily due to increases in funding for U.S. defense programs.

International revenues represented 20% and 30% of total revenues for the three months ended March 26, 2022 and March 27, 2021, respectively. We categorize our revenues as either domestic or international based upon the delivery destination of our product. For example, if the customer is located in Asia or if a U.S. customer has its Asian contract manufacturer order product from us and we deliver the product to Asia, then we categorize both these sales as international. In addition, if we earn royalties on sales from a customer the royalties are categorized as domestic or international based on how the product revenues are categorized. The decrease in international revenues was a result of a decrease in sales of products for 3D metrology equipment and industrial wearable headset applications. Our international sales are primarily denominated in U.S. currency. Consequently, a strengthening of the U.S. dollar could increase the price in local currencies of our products in foreign markets and make our products relatively more expensive than competitors’ products that are denominated in local currencies, which could lead to a reduction in sales or profitability in those foreign markets. We have not taken any protective measures against exchange rate fluctuations, such as purchasing hedging instruments with respect to such fluctuations, because of the historically stable exchange rate between the British Pound Sterling (the functional currency of our U.K. subsidiary) and the U.S. dollar. Foreign currency translation impact on our results, if material, is described in further detail under “Item 3. Quantitative and Qualitative Disclosures About Market Risk” section below.

Cost of Product Revenues. Cost of product revenues, which is comprised of materials, labor and manufacturing overhead related to the production of our products for the three months ended March 26, 2022 and March 27, 2021 were as follows:

	Three Months Ended	Three Months Ended
(In thousands, except for percentages)	March 26, 2022	March 27, 2021
Cost of product revenues	$7,783	$6,397
Cost of product revenues as a % of net product revenues	120%	85%

The increase in cost of sales as a percent of product revenues for the three months ended March 26, 2022 as compared to the three months ended March 27, 2021 was due to lower production efficiencies resulting from a lower volume of units produced, approximately $450,000 of warranty costs reserves, and approximately $300,000 of additional reserve for excess materials.

During 2021, we became aware of global shortages of semiconductor components and production capacity affecting many industries. In the first quarter of 2022, we were impacted by a shortage of several semiconductor components from our normal vendors that are necessary to manufacture our products. We are evaluating other possible sources for the components we use. If we are unable to find replacement components, we expect that our production will be disrupted. The shortage of semiconductor components is a very dynamic situation, and we rely on our vendors to provide information about the vendors that they use.

Research and Development. R&D expenses are incurred in support of internal display development programs and programs funded by agencies or prime contractors of the U.S. government and commercial partners. R&D costs include staffing, purchases of materials and laboratory supplies, circuit design costs, fabrication and packaging of display products, and overhead. In fiscal year 2022, we expect our R&D expenditures to be related to our display products, overlay weapon sights and OLED display technologies. Funded and internal R&D expenses are combined in research and development expenses in the condensed consolidated statement of operations. R&D expenses for the three months ended March 26, 2022 and March 27, 2021 were as follows:

	Three Months Ended	Three Months Ended
(In thousands)	March 26, 2022	March 27, 2021
Funded	$3,367	$2,115
Internal	2,042	1,448
Total research and development expense	$5,409	$3,563

Funded R&D expense for the three months ended March 26, 2022 increased as compared to the three months ended March 27, 2021 primarily due to increased spending on U.S. defense programs. Internal R&D expenses for the three months ended March 26, 2022 increased primarily due to an increase in OLED development.

Selling, General and Administrative. Selling, general and administrative (“S,G&A”) expenses consist of the expenses incurred by our sales and marketing personnel and related expenses, and administrative and general corporate expenses. S,G&A expenses for the three months ended March 26, 2022 and March 27, 2021 were as follows:

	Three Months Ended	Three Months Ended
(In thousands, except for percentages)	March 26, 2022	March 27, 2021
Selling, general and administration expense	$4,465	$5,906
Selling, general and administration expense as a % of revenues	39%	51%

S,G&A decreased for the three months ended March 26, 2022 as compared to the three months ended March 27, 2021 primarily due to a decrease in stock-based compensation, which was partially offset by an increase in professional fees, travel and insurance costs.

Other Income, net. Other income, net, is primarily composed of interest income, foreign currency transaction, gains on fair value recording of investments and remeasurement gains and losses incurred by our U.K.-based subsidiary and other non-operating income items. Other income, net, for the three months ended March 26, 2022 and March 27, 2021 were as follows:

	Three Months Ended	Three Months Ended
(In thousands)	March 26, 2022	March 27, 2021
Other income, net	$4,741	$37

During the three months ended March 26, 2022 and March 27, 2021, we recorded foreign currency gains of less than $0.1 million. Other income for the first quarter of 2022 includes a gain of $4.7 million resulting from the mark to market of an equity investment.

Tax Provision. We recorded a provision for income taxes of less than $0.1 million in the three months ended March 26, 2022 and the three months ended March 27, 2021.

Net Loss Attributable to Noncontrolling Interest. As of March 26, 2022, we owned 80% of the equity of eMDT America (“eMDT”). Net loss attributable to noncontrolling interest on our condensed consolidated statements of operations represents the portion of the results of operations of eMDT which is allocated to the stockholders of the equity interests not owned by us. The change in net loss attributable to noncontrolling interest is the result of the change in the results of operations of eMDT for the three months ended March 26, 2022 and March 27, 2021.

Net Loss Attributable to Kopin Corporation. We incurred a net loss attributable to Kopin Corporation of $1.4 million during the three months ended March 26, 2022 compared to a net loss attributable to Kopin Corporation of $4.1 million during the three months ended March 27, 2021. The decrease in the net loss attributable to Kopin Corporation during the three months ended March 26, 2022 compared to the three months ended March 27, 2021 was due to unrealized gains on investments partially offset by a decrease in gross margins.

Liquidity and Capital Resources

At March 26, 2022 and December 25, 2021, we had cash and cash equivalents and marketable securities of $26.3 million and $29.3 million, respectively, and working capital of $27.9 million and $34.7 million, respectively. The change in cash and cash equivalents and marketable securities was primarily due to cash used in operations of $2.3 million and the purchase of marketable debt securities of $3.0 million.

Cash and cash equivalents and marketable debt securities held in U.S. dollars at March 26, 2022 and December 25, 2021 were as follows:

	March 26, 2022	December 25, 2021
Domestic locations	$25,049,061	$27,031,695
International locations	618,932	865,416
Subtotal cash and cash equivalents marketable debt securities held in U.S. dollars	25,667,993	27,897,111
Cash and cash equivalents held in other currencies and converted to U.S. dollars	650,587	1,398,355
Total cash and cash equivalents and marketable debt securities	$26,318,580	$29,295,466

We have no plans to repatriate the cash and cash equivalents held in our foreign subsidiary Forth Dimension Displays, Ltd. (“FDD”), and, as such, we have not recorded any deferred tax liability with respect to such cash.

We expect to expend between $1.0 million and $2.0 million on capital expenditures in 2022.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 26, 2022, the Company conducted an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 26, 2022, as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The term “disclosure controls and procedures” means controls and other procedures that are designed to ensure that information required to be disclosed by the Company in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the requisite time periods and that such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act are accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of March 26, 2022, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 26, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

BlueRadios, Inc. v. Kopin Corporation, Civil Action No. 16-02052-JLK (D. Col.):

On August 12, 2016, BlueRadios, Inc. (“BlueRadios”) filed a complaint in the U.S. District Court for the District of Colorado, alleging that the Company breached a contract between it and BlueRadios concerning an alleged joint venture between the Company and BlueRadios to design, develop and commercialize micro-display products with embedded wireless technology referred to as “Golden-i,” breached the covenant of good faith and fair dealing associated with that contract, breached its fiduciary duty to BlueRadios, and misappropriated trade secrets owned by BlueRadios in violation of Colorado law (C.R.S. § 7-74-104(4)) and the Defend Trade Secrets Act (18 U.S.C. § 1836(b)(1)). BlueRadios further alleges that the Company was unjustly enriched by its alleged misconduct, BlueRadios is entitled to an accounting to determine the amount of profits obtained by the Company as a result of its alleged misconduct, and the inventorship on at least ten patents or patent applications owned by the Company need to be corrected to list BlueRadios’ employees as inventors and thereby list BlueRadios as co-assignees of the patents. BlueRadios seeks monetary, declaratory, and injunctive relief, including for alleged non-payment of engineering retainer fees.

On October 11, 2016, the Company filed its Answer and Affirmative Defenses. The parties completed expert depositions on November 15, 2019. On December 2, 2019, the Company filed a Motion for Partial Summary Judgment requesting the Court dismiss counts 2-7 in their entirety and counts 1 and 8 in part. BlueRadios also filed a Motion for Partial Summary Judgment alleging it is the co-owner of U.S. Patent No. 8,909,296. Responses to the Motions for Partial Summary Judgment were filed on January 15, 2020, and replies were filed on February 19, 2020. On September 25, 2020, the Court denied BlueRadios’ Motion for Partial Summary Judgment. A trial date has not yet been set by the Court. The Company has not concluded a loss from this matter is probable; therefore, we have not recorded an accrual for litigation or claims related to this matter for the period ended March 26, 2022. The Company will continue to evaluate information as it becomes known and will record an estimate for losses at the time or times when it is both probable that a loss has been incurred and the amount of the loss is reasonably estimable.

Item 1A. Risk Factors

Our business and financial results are subject to numerous risks and uncertainties. As a result, the risks and uncertainties discussed in Part I, Item 1A. Risk Factors in our 2021 Annual Report on Form 10-K should be carefully considered. There have been no material changes in the assessment of our risk factors from those set forth in our Annual Report on Form 10-K for the fiscal year ended December 25, 2021, except for the risk factor noted below.

Supply shortages could impair the quality, reduce the availability or increase the cost of raw materials, which could harm our business. We rely on third-party independent contractors for certain integrated circuit chip sets, backlights and other critical raw materials such as special glasses, wafers and chemicals. Lead times for the parts and components that we order vary significantly and depend on factors such as manufacturing cycle times, manufacturing yields, and the availability of raw materials used to produce the parts or components. Currently, the semiconductor industry is experiencing a shortage of semiconductor components. If this shortage were to further affect our supply of raw materials, our ability to manufacture and distribute our products could be adversely affected, which in turn would adversely affect our results of operations or financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell any securities during the three months ended March 26, 2022 that were not registered under the Securities Act.

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

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at March 26, 2022 (Unaudited) and December 25, 2021, (ii) Condensed Consolidated Statements of Operations (Unaudited) for the three months ended March 26, 2022 and March 27, 2021, (iii) Condensed Consolidated Statement of Comprehensive Loss (Unaudited) for the three months ended March 26, 2022 and March 27, 2021, (iv) Condensed Consolidated Statements of Stockholders’ Equity (Unaudited) for the three months ended March 26, 2022 and March 27, 2021, (v) Condensed Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 26, 2022 and March 27, 2021, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KOPIN CORPORATION (Registrant)

Date: May 5, 2022	By:	/S/ John C.C. Fan
John C.C. Fan
President, Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

Date: May 5, 2022	By:	/S/ RICHARD A. SNEIDER
Richard A. Sneider
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)

