Form 10-Q
period 2022-06-25
KOPIN CORP
filed 2022-08-04
CIK 771266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 25, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number 0-19882

KOPIN CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	04-2833935
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

125 North Drive, Westborough, MA	01581-3335
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (508) 870-5959

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01	KOPN	Nasdaq Capital Market

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 3, 2022
Common Stock, par value $0.01	93,637,360

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

Kopin Corporation

Part 1. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

KOPIN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 25, 2022	December 25, 2021

ASSETS
Current assets:
Cash and cash equivalents	$13,630,219	$26,787,931
Marketable debt securities, at fair value	4,927,793	2,507,535
Accounts receivable, net of allowance of $136,000 in 2022 and $150,000 in 2021	7,048,635	12,113,070
Contract assets and unbilled receivables	5,268,754	2,299,392
Inventory	6,926,489	6,581,139
Prepaid taxes	170,124	160,599
Prepaid expenses and other current assets	2,091,509	1,758,079
Total current assets	40,063,523	52,207,745
Property, plant and equipment, net	1,738,962	1,888,963
Operating lease right-of-use assets	3,766,602	3,828,066
Other assets	170,932	170,932
Equity investments	9,831,592	4,912,022
Total assets	$55,571,611	$63,007,728

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,860,573	$5,483,970
Accrued payroll and expenses	2,319,713	2,413,744
Accrued warranty	969,000	517,000
Contract liabilities and billings in excess of revenues earned	3,047,208	4,063,031
Operating lease liabilities	767,440	701,204
Other accrued liabilities	1,698,129	1,202,635
Customer deposits	806,040	2,638,103
Deferred tax liabilities	472,569	513,417
Total current liabilities	14,940,672	17,533,104

Noncurrent contract liabilities and asset retirement obligations	250,844	288,634
Operating lease liabilities, net of current portion	2,973,259	3,108,236
Other long-term liabilities	2,015,890	2,450,897
Total liabilities	20,180,665	23,380,871
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, par value $.01 per share: authorized, 3,000 shares; none issued	-	-
Common stock, par value $.01 per share: authorized, 150,000,000 shares; issued 93,627,360 shares in 2022 and 92,146,761 shares in 2021; outstanding 91,802,637 in 2022 and 89,988,528 in 2021	918,025	900,691
Additional paid-in capital	359,552,311	356,931,157
Treasury stock (80,641 shares in 2021, at cost)	-	(366,110)
Accumulated other comprehensive income	1,193,695	1,414,351
Accumulated deficit	(326,100,471)	(319,080,898)
Total Kopin Corporation stockholders’ equity	35,563,560	39,799,191
Noncontrolling interest	(172,614)	(172,334)
Total Kopin Corporation stockholders’ equity	35,390,946	39,626,857
Total liabilities and stockholders’ equity	$55,571,611	$63,007,728

See notes to unaudited condensed consolidated financial statements

KOPIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended	Six months ended	Six months ended
	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
Revenues:
Net product revenues	$9,003,658	$6,928,819	$15,511,186	$14,497,663
Research and development and other revenues	2,905,374	2,976,437	7,976,268	7,083,961
Total revenues	11,909,032	9,905,256	23,487,454	21,581,624
Expenses:
Cost of product revenues	7,906,250	6,044,543	15,689,129	12,441,213
Research and development	5,145,375	3,740,253	10,553,988	7,303,553
Selling, general and administration	4,327,468	4,040,979	8,792,016	9,946,685
Total expenses	17,379,093	13,825,775	35,035,133	29,691,451
Loss from operations	(5,470,061)	(3,920,519)	(11,547,679)	(8,109,827)
Other (expense) income
Interest income	12,552	3,541	19,532	12,285
Other expense, net	(3,586)	(896)	(4,727)	(2,045)
Gain on investments	—	—	4,700,000	—
Foreign currency transaction (losses) gains	(150,094)	100,991	(114,979)	129,981
Total other (expense) income	(141,128)	103,636	4,599,826	140,221
Loss before provision for income taxes and net loss attributable to noncontrolling interest	(5,611,189)	(3,816,883)	(6,947,853)	(7,969,606)
Tax provision	(36,000)	(32,000)	(72,000)	(65,000)
Net loss	(5,647,189)	(3,848,883)	(7,019,853)	(8,034,606)
Net loss attributable to the noncontrolling interest	257	16	280	39,501
Net loss attributable to Kopin Corporation	$(5,646,932)	$(3,848,867)	$(7,019,573)	$(7,995,105)
Net loss per share
Basic and diluted	$(0.06)	$(0.04)	$(0.08)	$(0.09)
Weighted average number of common shares outstanding
Basic and diluted	90,300,999	88,815,356	90,211,742	88,096,822

See notes to unaudited condensed consolidated financial statements

KOPIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three months ended	Three months ended	Six months ended	Six months ended
	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
Net loss	$(5,647,189)	$(3,848,883)	$(7,019,853)	$(8,034,606)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(35,421)	(26,326)	(41,353)	(54,167)
Unrealized holding loss on marketable securities	(71,329)	(30,165)	(178,779)	(21,880)
Reclassification of holding losses in net loss	—	—	(522)	—
Other comprehensive loss, net of tax	(106,750)	(56,491)	(220,654)	(76,047)
Comprehensive loss	(5,753,939)	(3,905,374)	(7,240,507)	(8,110,653)
Comprehensive loss attributable to the noncontrolling interest	257	16	280	39,501
Comprehensive loss attributable to Kopin Corporation	$(5,753,682)	$(3,905,358)	$(7,240,227)	$(8,071,152)

See notes to unaudited condensed consolidated financial statements

KOPIN CORPORATION

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Common Stock		Additional Paid-in	Treasury	Accumulated Other Comprehensive	Accumulated	Total Kopin Corporation Stockholders’	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Stock	Income	Deficit	Equity	Interest	Equity
Balance, December 25, 2021	90,069,169	$900,691	$356,931,157	$(366,110)	$1,414,351	$(319,080,898)	$39,799,191	$(172,334)	$39,626,857
Stock-based compensation expense	-	-	656,073	-	-	-	656,073	-	656,073
Vesting of restricted stock	154,421	1,544	(1,544)	-	-	-	-	-	-
Restricted stock for tax withholding obligations	-	-	-	(95,613)	-	-	(95,613)	-	(95,613)
Other comprehensive loss	-	-	-	-	(113,906)	-	(113,906)	-	(113,906)
Net loss	-	-	-	-	-	(1,372,641)	(1,372,641)	(23)	(1,372,664)
Balance, March 26, 2022	90,223,590	902,235	357,585,686	(461,723)	1,300,445	(320,453,539)	38,873,104	(172,357)	38,700,747
Stock-based compensation expense	-	-	417,033	-	-	-	417,033	-	417,033
Vesting of restricted stock	50,000	500	(500)	-	-	-	-	-	-
Sale of registered stock	1,529,047	15,290	1,550,092	461,723	-	-	2,027,105	-	2,027,105
Other comprehensive loss	-	-	-	-	(106,750)	-	(106,750)	-	(106,750)
Net loss	-	-	-	-	-	(5,646,932)	(5,646,932)	(257)	(5,647,189)
Balance, June 25, 2022	91,802,637	$918,025	$359,552,311	$-	$1,193,695	$(326,100,471)	$35,563,560	$(172,614)	$35,390,946

	Common Stock		Additional Paid-in	Treasury	Accumulated Other Comprehensive	Accumulated	Total Kopin Corporation Stockholders’	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Stock	Income	Deficit	Equity	Interest	Equity
Balance, December 26, 2020	88,007,535	$880,075	$341,512,893	$(9,793,946)	$1,484,434	$(305,648,025)	$28,435,431	$(136,836)	$28,298,595
Stock-based compensation expense	-	-	2,610,166	-	-	-	2,610,166	-	2,610,166
Vesting of restricted stock	950,000	9,500	(9,500)	-	-	-	-	-	-
Sale of registered stock	-	-	6,336,470	9,183,614	-	-	15,520,084	-	15,520,084
Restricted stock for tax withholding obligations	(3,586)	(37)	(32,668)	-	-	-	(32,705)	-	(32,705)
Other comprehensive loss	-	-	-	-	(19,556)	-	(19,556)	-	(19,556)
Net loss	-	-	-	-	-	(4,146,238)	(4,146,238)	(39,485)	(4,185,723)
Balance, March 27, 2021	88,953,949	889,538	350,417,361	(610,332)	1,464,878	(309,794,263)	42,367,182	(176,321)	42,190,861
Stock-based compensation expense	-	-	514,509	-	-	-	514,509	-	514,509
Vesting of restricted stock	60,000	600	(600)	-	-	-	-	-	-
Sale of registered stock	-	-	487,714	352,680	-	-	840,394	-	840,394
Other comprehensive loss	-	-	-	-	(56,491)	-	(56,491)	-	(56,491)
Net loss	-	-	-	-	-	(3,848,867)	(3,848,867)	(16)	(3,848,883)
Balance, June 26, 2021	89,013,949	$890,138	$351,418,984	$ (257,652)	$1,408,387	$ (313,643,130)	$39,816,727	$(176,337)	$39,640,390

See notes to unaudited condensed consolidated financial statements

KOPIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended	Six months ended
	June 25, 2022	June 26, 2021
Cash flows from operating activities:
Net loss	$(7,019,853)	$(8,034,606)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	535,253	412,031
Accretion of premium or discount on marketable debt securities	128	(3,644)
Stock-based compensation	1,073,106	3,124,675
Foreign currency losses (gains)	124,741	(165,086)
Change in allowance for bad debt	(5,576)	69,120
Write-off of excess inventory	1,454,688	424,328
Unrealized (gains) losses on investments	(4,700,000)	9,246
Loss on disposal of property and plant	202,670	14,950
Deferred income taxes	71,672	64,140
Other non-cash items	453,072	468,215
Changes in assets and liabilities:
Accounts receivable	6,106,734	2,624,899
Contract assets	(3,126,437)	325,276
Inventory	(1,892,935)	(2,203,925)
Prepaid expenses and other current assets	(393,939)	(1,079,691
Accounts payable and accrued expenses	(3,296,577)	(2,259,398)
Billings in excess of revenue earned	(1,023,859)	608,866
Net cash used in operating activities	(11,437,112)	(5,600,604)
Cash flows from investing activities:
Other assets	4,337	18,958
Capital expenditures	(604,944)	(673,575)
Equity investment purchase	(499,998)	—
Proceeds from sale of marketable debt securities	1,000,000	200,000
Purchases of marketable debt securities	(3,500,030)	—
Net cash used in investing activities	(3,600,635)	(454,617)
Cash flows from financing activities:
Sale of treasury stock, net of costs	461,723	16,360,478
Settlements of restricted stock for tax withholding obligations	(95,613)	(32,705)
Issuance of common stock, net of costs	1,565,382	—
Net cash provided by financing activities	1,931,492	16,327,773
Effect of exchange rate changes on cash	(51,457)	(25,733)
Net (decrease) increase in cash and cash equivalents	(13,157,712)	10,246,819
Cash and cash equivalents:
Beginning of period	26,787,931	17,112,869
End of period	$13,630,219	$27,359,688

See notes to unaudited condensed consolidated financial statements

KOPIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The condensed consolidated financial statements of Kopin Corporation as of June 25, 2022 and for the three and six month periods ended June 25, 2022 and June 26, 2021 are unaudited and include all adjustments that, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. These condensed consolidated financial statements should be read in conjunction with the Company’s financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2021. The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for any other interim period or for a full fiscal year. As used in this report, the terms “we,” “us,” “our,” “Kopin” and the “Company” mean Kopin Corporation and its subsidiaries, unless the context indicates another meaning.

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

The Company has incurred net losses of $7.0 million and $13.4 million for the six month period ended June 25, 2022 and for the fiscal year ended December 25, 2021, respectively, and net cash outflows from operations of $11.4 million and $10.7 million for the six month period ended June 25, 2022 and for the fiscal year ended December 25, 2021, respectively. The Company’s net cash outflows from operations were partially a result of funding its ongoing investments in research and development which management believes will continue. The Company has in the past sold equity securities through an At The Money program and in the traditional fashion of significant equity offerings. Management estimates the Company will have sufficient liquidity to fund operations at least through Q3 2023. Nonetheless, management monitors the capital markets on an ongoing basis and may consider raising capital if favorable market conditions develop. If the Company’s actual results are less than projected or the Company needs to raise capital for additional liquidity, the Company may be required to do additional equity financings, reduce expenses or enter into a strategic transaction. However, management can make no assurance that the Company will be able to raise additional capital, reduce expenses sufficiently, or enter into a strategic transaction on terms acceptable to the Company, or at all.

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

The Company uses the specific identification method as a basis for determining cost and calculating realized gains and losses with respect to marketable debt securities. The gross gains and losses realized related to sales and maturities of marketable debt securities were not material during the three and six months ended June 25, 2022 and June 26, 2021.

Investments in available-for-sale marketable debt securities were as follows at June 25, 2022 and December 25, 2021:

	Amortized Cost		Unrealized (Losses) Gains		Fair Value
	2022	2021	2022	2021	2022	2021
U.S. government and agency backed securities	$2,500,006	$1,000,128	$(69,001)	$522	$2,431,005	$1,000,650
Corporate debt and certificates of deposit	2,500,024	1,500,000	(3,236)	6,885	2,496,788	1,506,885
Total	$5,000,030	$2,500,128	$(72,237)	$7,407	$4,927,793	$2,507,535

The contractual maturity of the Company’s marketable debt securities was as follows at June 25, 2022:

	Less than One year	One to Five years	Total
U.S. government and agency backed securities	$—	$2,431,005	$2,431,005
Corporate debt and certificates of deposit	2,496,788	—	2,496,788
Total	$2,496,788	$2,431,005	$4,927,793

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

The following table details the fair value measurements of the Company’s financial assets:

		Fair Value Measurement at June 25, 2022 Using:
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$13,630,219	$13,630,219	$-	$—
U.S. government securities	2,431,005	—	2,431,005	—
Corporate debt	1,499,360	—	1,499,360	—
Certificates of deposit	997,428	997,428	—	—
Equity investments	9,831,592	196,516	—	9,635,076
	$28,389,604	$14,824,163	$3,930,365	$9,635,076

		Fair Value Measurement at December 25, 2021 Using:
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$26,787,931	$26,787,931	$—	$—
U.S. government securities	1,000,650	—	1,000,650	—
Corporate debt	1,506,885	—	1,506,885	—
Equity investments	4,912,022	296,173	—	4,615,849
	$34,207,488	$27,084,104	$2,507,535	$4,615,849

Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur. Changes in Level 3 investments were as follows:

	December 25, 2021	Net unrealized gains	Purchases, issuances and settlements	Transfers in and or out of Level 3	June 25, 2022
Equity investments	$4,615,849	$4,519,229	$499,998	$—	$9,635,076

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

Equity Investments

From 2017 through 2019, the Company made several equity investments in a customer. In the fourth quarter of 2019, the Company reviewed the financial condition and other factors of the customer and, as a result, recorded an impairment charge of $5.2 million to reduce its investment in the customer to zero as of December 28, 2019. In the first quarter of 2022 the customer raised additional equity capital and based on an observable price change of the customer’s share prices and terms of the equity sale the Company remeasured the fair market value of its investment and recorded a gain of $4.7 million. As of June 25, 2022, the Company owned an approximate 2.3% interest in this investment.

During the three and six months ended June 25, 2022, the Company recorded less than $0.1 million and $0.2 million, respectively, of unrealized losses on an equity interest in a company due to a fluctuation in the foreign exchange rate.

5. INVENTORY

Inventories are stated at standard cost adjusted to approximate the lower of cost (first-in, first-out method) or net realizable value and consist of the following at June 25, 2022 and December 25, 2021:

	June 25, 2022	December 25, 2021
Raw materials	$4,698,312	$5,044,334
Work-in-process	1,539,388	1,032,519
Finished goods	688,789	504,286
Total	$6,926,489	$6,581,139

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

The following were not included in weighted-average common shares outstanding-diluted because they are anti-dilutive or performance conditions have not been met at the end of the period:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
Non-vested restricted common stock	1,824,723	2,543,717	1,824,723	2,543,717

7. STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION

Registered sale of equity securities

During the three months ended June 25, 2022, we sold 1.5 million shares of common stock and 0.2 million shares of treasury stock for gross proceeds of $2.1 million (average of $1.26 per share) before deducting broker expenses paid by us of less than $0.1 million, pursuant to the Company’s At-The-Market Equity Offering Sales Agreement dated as of March 5, 2021 (the” ATM Agreement”) with Stifel, Nicolaus & Company, Incorporated, (“Stifel”) as agent, under which we may sell up to $50 million of our common stock. The Company has approximately $41.4 million worth of common stock remaining available for sale under the ATM Agreement.

During the three and six months ended June 26, 2021, the Company sold 0.1 million and 2.5 million shares of common stock for gross proceeds of $0.8 million and $16.8 million (average of $6.74 per share), respectively, before deducting broker expenses paid by us of less than $0.1 million and $0.5 million, respectively, pursuant to the Company’s At-The-Market Equity Offering Sales Agreement dated as of February 8, 2019 (the “Previous ATM Agreement”) with Stifel as agent. The Previous ATM Agreement has since terminated pursuant to its terms as a result of the sale of all the shares subject to such agreement.

On June 28, 2021 (the first business day of our fiscal third quarter), we sold 0.6 million shares of common stock for gross proceeds of $4.8 million (average of $8.06 per share), before deducting broker expenses paid by us of less than $0.2 million, pursuant to the ATM Agreement.

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

Restricted stock activity for the six months ended June 25, 2022 was as follows:

		Weighted Average
	Shares	Grant Fair Value
Balance, December 25, 2021	2,077,592	$2.90
Granted	186,500	1.53
Forfeited	(234,948)	2.61
Vested	(204,421)	3.80
Balance, June 25, 2022	1,824,723	$2.70

Stock-Based Compensation

The following table summarizes stock-based compensation expense within each of the categories below as it relates to non-vested restricted common stock awards for the three and six months ended June 25, 2022 and June 26, 2021 (no tax benefits were recognized):

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
Cost of product revenues	$11,713	$34,789	$78,381	$168,573
Research and development	108,347	121,012	255,726	215,065
Selling, general and administrative	296,973	358,708	738,999	2,741,037
Total	$417,033	$514,509	$1,073,106	$3,124,675

Unrecognized compensation expense for non-vested restricted common stock as of June 25, 2022 totaled $3.0 million and is expected to be recognized over a weighted average period of approximately 3.0 years.

8. ACCRUED WARRANTY

The Company typically warrants its products against defect for 12 to 18 months, however, for certain products a customer may purchase an extended warranty. A provision for estimated future costs and estimated returns for credit relating to such warranty is recorded in the period when product is shipped and revenue is recognized and is updated as additional information becomes available. The Company’s estimate of future costs to satisfy warranty obligations is based primarily on historical warranty expense experienced and a provision for potential future product failures. Changes in the accrued warranty for the six months ended June 25, 2022 were as follows:

Balance, December 25, 2021	$517,000
Additions	1,037,000
Claims	(585,000)
Balance, June 25, 2022	$969,000

Extended Warranties

Deferred revenue represents the purchase of extended warranties by the Company’s customers. The Company recognizes revenue from an extended warranty on the straight-line method over the life of the extended warranty, which is typically 12 to 15 months beyond the standard 12 to 18 month warranty. The Company classifies the current portion of deferred revenue under Contract liabilities and billings in excess of revenues earned in its condensed consolidated balance sheets. At June 25, 2022, the Company had less than $0.1 million of deferred revenue related to extended warranties.

9. INCOME TAXES

The Company recorded a provision for income taxes of less than $0.1 million in each of the three and six months ended June 25, 2022 and June 26, 2021, respectively. As of June 25, 2022, the Company has available for tax purposes U.S. federal net operating loss carryforwards (“NOLs”) of approximately $160.3 million expiring 2022 through 2037 and $82.4 million that have an unlimited carryover period. The Company has recognized a full valuation allowance on its domestic and certain foreign net deferred tax assets due to the uncertainty of realization of such assets. The Company recognizes both accrued interest and penalties related to its uncertain tax positions related to intercompany loan interest and potential transfer pricing exposure related to its foreign subsidiaries.

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

Contract liabilities consist of advance payments and billings in excess of cost incurred and deferred revenue.

Net contract assets (liabilities) consisted of the following:

	June 25, 2022	December 25, 2021	$ Change	% Change
Contract assets —current	$5,268,754	$2,299,392	$2,969,362	129%
Contract liabilities—current	(3,047,208)	(4,063,031)	1,015,823	(25)%
Contract liabilities—noncurrent	(5,371)	(20,664)	15,293	(74)%
Net contract assets (liabilities)	$2,216,175	$(1,784,303)	$4,000,478	(224)%

The $4.0 million increase in the Company’s net contract assets (liabilities) at June 25, 2022 as compared to December 25, 2021 was primarily due to a change in its fixed price contracts with the U.S. government that resulted in revenue recognized in excess of amounts billed and product revenue recognized over time for defense programs.

In the three and six months ended June 25, 2022, the Company recognized revenue of $2.9 million and $0.2 million, respectively, related to our contract liabilities at December 25, 2021. In the three and six months ended June 26, 2021, the Company recognized revenue of $0.1 million and $1.3 million, respectively, related to our contract liabilities at December 26, 2020.

The Company did not recognize impairment losses on our contract assets in the three or six months ended June 25, 2022 or June 26, 2021.

Performance Obligations

The Company’s revenue recognition related to performance obligations that were satisfied at a point in time and over time were as follows:

	Three months ended	Three months ended	Six months ended	Six months ended
	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
Point in time	17%	36%	18%	33%
Over time	83%	64%	82%	67%

Remaining performance obligations represent the transaction price of orders for which work has not been performed and excludes unexercised contract options and potential orders under ordering-type contracts (e.g., indefinite-delivery, indefinite-quantity (“IDIQ”)). As of June 25, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations was $33.4 million which the Company expects to recognize over the next 12 months. The remaining performance obligations represent amounts to be earned under government contracts, which are subject to cancellation.

11. LEASES

The Company enters into operating leases primarily for: real estate, including for manufacturing, engineering, research, administration and sales facilities, and information technology (“IT”) equipment. At June 25, 2022 and December 25, 2021, the Company did not have any finance leases. Approximately all of our future lease commitments, and related lease liability, relate to the Company’s real estate leases. Some of the Company’s leases include options to extend or terminate the lease.

The components of lease expense were as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
Operating lease cost	$250,361	$289,685	$499,864	$576,578

At June 25, 2022, the Company’s future lease payments under non-cancellable leases were as follows:

2022 (excluding the six months ended June 25, 2022)	$480,260
2023	981,434
2024	892,573
2025	638,070
2026	604,000
Thereafter	805,333
Total future lease payments	4,401,670
Less imputed interest	(660,971)
Total	$3,740,699

The Company’s lease liabilities recognized in the Company’s condensed consolidated balance sheets at June 25, 2022 were as follows:

June 25, 2022
Operating lease liabilities - current	$767,440
Operating lease liabilities - noncurrent	2,973,259
Total lease liabilities	$3,740,699

Supplemental cash flow information related to leases was as follows:

Six months ended
June 25, 2022
Cash paid for amounts included in the measurement of operating lease liabilities	$504,916

Other information related to leases was as follows:

June 25, 2022
Weighted Average Discount Rate - Operating Leases	5.89%
Weighted Average Remaining Lease Term - Operating Leases (in years)	5.11

12. SEGMENTS AND DISAGGREGATION OF REVENUE

We continually monitor and review our segment reporting structure in accordance with authoritative guidance to determine if any changes have occurred that would affect our reportable segments. We report under one segment, as our Chief Executive Officer, who is our chief operating decision maker (“CODM”), reviews results on a total company basis.

Total long-lived assets by country at June 25, 2022 and December 25, 2021 were:

Total Long-lived Assets (in thousands)	June 25, 2022	December 25, 2021
U.S.	$5,011	$5,381
United Kingdom	495	264
Japan	—	72
Total	$5,506	$5,717

We disaggregate our revenue from contracts with customers by geographic location and by display application, as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.

During the three and six months ended June 25, 2022 and June 26, 2021, the Company derived its sales from the following geographies:

	Three months ended		Three months ended		Six months ended		Six months ended
	June 25, 2022		June 26, 2021		June 25, 2022		June 26, 2021
(In thousands, except percentages)	Revenue	% of Total	Revenue	% of Total	Revenue	% of Total	Revenue	% of Total
United States	$10,037	84%	$6,448	65%	$19,335	82%	$14,629	68%
Asia - Pacific	1,564	13	3,111	31	3,707	16	6,386	29
Europe	308	3	346	4	445	2	567	3
Total Revenues	$11,909	100%	$9,905	100%	$23,487	100%	$21,582	100%

During the three and six months ended June 25, 2022 and June 26, 2021, the Company derived its sales from the following display applications:

	Three months ended	Three months ended	Six months ended	Six months ended
(In thousands)	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
Defense	$7,087	$3,779	$11,844	$8,772
Industrial	1,633	2,629	3,162	4,671
Consumer	284	400	505	934
R&D	2,806	2,704	7,714	6,265
Other	99	393	262	940
Total Revenues	$11,909	$9,905	$23,487	$21,582

13. LITIGATION

The Company may engage in legal proceedings arising in the ordinary course of business. Claims, suits, investigations and proceedings are inherently uncertain and it is not possible to predict the ultimate outcome of such matters and the Company’s business, financial condition, results of operations or cash flows could be affected in any particular period.

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

On October 11, 2016, the Company filed its Answer and Affirmative Defenses. The parties completed expert depositions on November 15, 2019. On December 2, 2019, the Company filed a Motion for Partial Summary Judgment requesting the Court dismiss counts 2-7 in their entirety and counts 1 and 8 in part. BlueRadios also filed a Motion for Partial Summary Judgment alleging it is the co-owner of U.S. Patent No. 8,909,296. Responses to the Motions for Partial Summary Judgment were filed on January 15, 2020, and replies were filed on February 19, 2020. On September 25, 2020, the Court denied BlueRadios’ Motion for Partial Summary Judgment. On August 3, 2022, the Court granted the Company’s Motion for Partial Summary Judgment by dismissing counts 3, 6, 7, punitive damages under count 2, and count 8 as it relates to patent applications, and denying the motion as it relates to counts 1, 4, and 5, and the remainder of counts 2 and 8. The Court also ordered discovery reopened for certain limited purposes. A trial date has not yet been set by the Court. The Company has not concluded a loss from this matter is probable; therefore, we have not recorded an accrual for litigation or claims related to this matter for the period ended June 25, 2022. The Company will continue to evaluate information as it becomes known and will record an estimate for losses at the time or times when it is both probable that a loss has been incurred and the amount of the loss is reasonably estimable.

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

During the three and six months ended June 25, 2022 and June 26, 2021, the Company had the following transactions with related parties:

	Three Months Ended
	June 25, 2022	June 26, 2021
	Sales	Sales
HMDmd, Inc.	62,925	244,890
RealWear, Inc.	94,805	1,238,072
	$157,730	$1,482,962

	Six Months Ended
	June 25, 2022	June 26, 2021
	Sales	Sales
HMDmd, Inc.	62,925	244,890
RealWear, Inc.	719,022	2,560,957
	$781,947	$2,805,847

At June 25, 2022 and December 25, 2021, the Company had the following receivables with related parties:

	June 25, 2022	December 25, 2021
	Receivables	Receivables
RealWear, Inc.	$94,805	$306,307

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

We have identified the following important factors that could cause actual results to differ materially from those discussed in our forward-looking statements. Such factors may be in addition to the risks described in Part I, Item 1A, “Risk Factors;” Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; and other parts of our Annual Report on Form 10-K for the fiscal year ended December 25, 2021. These factors include: the extent of the impact of the coronavirus (“COVID-19”) pandemic on our business and operations, and the economic and societal disruptions resulting from the COVID-19 pandemic; our ability to prosecute and defend our proprietary technology aggressively or successfully; our ability to retain personnel with experience and expertise relevant to our business; our ability to invest in research and development to achieve profitability even during periods when we are not profitable; our ability to continue to introduce new products in our target markets; our ability to source semiconductor components and other raw materials used in the manufacturing of our products amidst continued intermittent shortages, including from new and alternative suppliers; our ability to generate revenue growth and positive cash flow, and reach profitability; the strengthening of the U.S. dollar and its effects on the price of our products in foreign markets; the impact of new regulations and customer demands relating to conflict minerals; our ability to obtain a competitive advantage in the wearable technologies market through our extensive portfolio of patents, trade secrets and non-patented know-how; our ability to grow within our targeted markets; the importance of small form factor displays in the development of defense, consumer, and industrial products such as thermal weapon sights, safety equipment, virtual and augmented reality gaming, training and simulation products and metrology tools; the suitability of our properties for our needs for the foreseeable future; our expectation not to pay cash dividends for the foreseeable future and to retain earnings for the development of our businesses; our need to achieve and maintain positive cash flow and profitability, and our expectation that if we do not achieve and maintain positive cash flow and profitability, our financial condition will ultimately be materially adversely affected, and we will be required to reduce expenses, including our investments in research and development or raise additional capital and our ability to support our operations and capital needs for at least the next twelve months through our available cash resources.

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

Results of Operations

Our interim period results of operations and period-to-period comparisons of such results may not be indicative of our future operating results. Additionally, we use a fiscal calendar which may result in differences in the number of work days in the current and comparable prior interim periods and could affect period-to-period comparisons. The following discussions of comparative results among periods, including the discussion of results by display application, should be viewed in this context.

Revenues. For the three and six months ended June 25, 2022 and June 26, 2021, our revenues by display application, which include product sales and amounts earned from research and development contracts (“R&D”), were as follows:

	Three months ended	Three months ended	Six months ended	Six months ended
(In thousands)	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
Defense	$7,087	$3,779	$11,844	$8,772
Industrial	1,633	2,629	3,162	4,671
Consumer	284	400	505	934
R&D	2,806	2,704	7,714	6,265
Other	99	393	262	940
Total Revenues	$11,909	$9,905	$23,487	$21,582

Sales of our products for Defense applications include systems used by the military both in the field and for training and simulation. The increase in Defense applications revenues for the three and six months ended June 25, 2022 as compared to the three and six months ended June 26, 2021 is primarily from an increase in volume shipments for our thermal weapon sight systems for soldiers. We continue to experience intermittent shortages of raw materials which affected our ability to ship units in the second quarter of 2022 and may affect our ability to manufacture and ship products in the second half of 2022.

Industrial applications revenue represents customers who purchase our display products for use in 3D metrology equipment and headsets used for applications in manufacturing, distribution and public safety. Our 3D metrology customers are primarily located in Asia and sell to Asian contract manufacturers who use the 3D metrology machines for quality control purposes. The decrease in Industrial applications revenues for the three and six months ended June 25, 2022 as compared to the three and six months ended June 26, 2021 was primarily due to a decrease in sales of displays used within wearable headsets used for applications in manufacturing, distribution and to a lesser extent a decrease in sales of products for 3D automated optical inspection (“AOI”) metrology equipment. Shortages of certain components affected our ability to manufacture and ship products during the first quarter of 2022. We were able to source more components during the second quarter which enable sales of products for 3D AOI metrology equipment.

Our displays for Consumer applications are used primarily in thermal imaging products, recreational rifle and hand-held scopes and augmented reality (AR) and virtual reality (VR) headsets. The decreases in Consumer applications revenues for the three and six months ended June 25, 2022 as compared to the three and six months ended June 26, 2021 were primarily due to decreased demand for displays and components used in recreational rifle and hand-held scopes, drone racing headsets and sales of our organic light emitting diode (“OLED”) products.

R&D revenues increased in the three and six months ended June 25, 2022 as compared to the three and six months ended June 26, 2021 primarily due to an increase in funding for U.S. defense programs, development of OLED displays and redesign of certain products with newer semiconductor components, which we believe can be more readily sourced amidst continued intermittent shortages of semiconductor components.

International revenues represented 16% and 18% of total revenues for the three and six months ended June 25, 2022, respectively, and 35% and 32% of total revenues for the three and six months ended June 26, 2021, respectively. We categorize our revenues as either domestic or international based upon the delivery destination of our product. For example, if the customer is located in Asia or if a U.S. customer has its Asian contract manufacturer order product from us and we deliver the product to Asia we categorize both these sales as international. In addition, if we earn royalties on sales from a customer the royalties are categorized as domestic or international based on how the product revenues are categorized. The decrease in international revenues was a result of a decrease in sales of products for 3D AOI metrology equipment and industrial wearable headset applications. Our international sales are primarily denominated in U.S. currency. Consequently, a strengthening of the U.S. dollar could increase the price in local currencies of our products in foreign markets and make our products relatively more expensive than competitors’ products that are denominated in local currencies, which could lead to a reduction in sales or profitability in those foreign markets. We have not taken any protective measures against exchange rate fluctuations, such as purchasing hedging instruments with respect to such fluctuations, because of the historically stable exchange rate between the British Pound Sterling (the functional currency of our U.K. subsidiary) and the U.S. dollar. Foreign currency translation impact on our results, if material, is described in further detail under “Item 3. Quantitative and Qualitative Disclosures About Market Risk” section below.

Cost of Product Revenues. Cost of product revenues, which is comprised of materials, labor and manufacturing overhead related to the production of our products for the three and six months ended June 25, 2022 and June 26, 2021, were as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
(In thousands, except for percentages)	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
Cost of product revenues	$7,906	$6,045	$15,689	$12,441
Cost of product revenues as a % of net product revenues	88%	87%	101%	86%

The increase in cost of product revenues as a percentage of net product revenues for the three and six months ended June 25, 2022, as compared to the three and six months ended June 26, 2021, was primarily due to lower manufacturing efficiencies driven by disruptions to the manufacturing process caused by intermittent raw material shortages and higher prices for raw materials.

During 2021, we became aware of global shortages of semiconductor components and production capacity affecting many industries. In the first six months of 2022, we were impacted by a shortage of several semiconductor components from our normal vendors that are necessary to manufacture our products. We are also seeing prices increase for semiconductor components and other raw materials. We are evaluating other possible sources for the components we use and are in the process of redesigning certain of our products to incorporate alternative semiconductor components. If we are unable to find replacement components, we expect that our production will be disrupted. The shortage of semiconductor components is a very dynamic situation, and we rely on our vendors to provide information about the vendors that they use.

Research and Development. R&D expenses are incurred in support of internal display development programs and programs funded by agencies or prime contractors of the U.S. government and commercial partners. R&D costs include staffing, purchases of materials and laboratory supplies, circuit design costs, fabrication and packaging of display products, and overhead. In fiscal year 2022, we expect our R&D expenditures to be related to our display products, overlay weapon sights and OLED display technologies. Funded and internal R&D expenses are combined in research and development expenses in the condensed consolidated statements of operations. R&D expenses for the three and six months ended June 25, 2022 and June 26, 2021 were as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
(In thousands)	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
Funded	$3,181	$2,511	$6,548	$4,626
Internal	1,964	1,229	4,006	2,678
Total research and development expense	$5,145	$3,740	$10,554	$7,304

Funded R&D expense for the three and six months ended June 25, 2022 increased as compared to the three and six months ended June 26, 2021 primarily due to increased spending on U.S. defense programs. Internal R&D expenses for the three and six months ended June 25, 2022 increased compared to the three and six months ended June 26, 2021 primarily due to an increase in OLED development costs and the redesign of certain products to incorporate different semiconductor components as a result of shortages of the legacy semiconductor components.

Selling, General and Administrative. Selling, general and administrative (“S,G&A”) expenses consist of the expenses incurred by our sales and marketing personnel and related expenses, and administrative and general corporate expenses. S,G&A expenses for the three and six months ended June 25, 2022 and June 26, 2021 were as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
(In thousands, except for percentages)	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
Selling, general and administration expense	$4,327	$4,041	$8,792	$9,947
Selling, general and administration expense as a % of revenues	36%	41%	37%	46%

S,G&A expense increased for the three months ended June 25, 2022 as compared to the three months ended June 26, 2021 primarily due to an increase in compensation, information technology and travel expenses which were partially offset by lower bad debt expense and stock-based compensation. S,G&A expense decreased for the six months ended June 25, 2022 as compared to the six months ended June 26, 2021 primarily due to a decrease in stock-based compensation and legal expenses partially offset by increases in compensation costs, information technology expenses and travel expenses.

Other Income (Expense), net. Other income (expense), net, is primarily composed of interest income, foreign currency transaction and remeasurement gains and losses incurred by our U.K.-based subsidiary and other non-operating income items. Other income (expense), net, for the three and six months ended June 25, 2022 and June 26, 2021 was as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
(In thousands)	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
Other income (expense), net	$(141)	$104	$4,600	$140

During the three and six months ended June 25, 2022, we recorded foreign currency losses of $0.2 million and $0.1 million, respectively, as compared to gains of $0.1 million for the three and six months ended June 26, 2021. Other income for the first quarter of 2022 includes a gain of $4.7 million resulting from the mark to market of an equity investment.

Tax Provision. We recorded a provision for income taxes of less than $0.1 million in the three and six months ended June 25, 2022 and June 26, 2021.

Net Loss Attributable to Noncontrolling Interest. As of June 25, 2022, we owned 80% of the equity of eMDT America (“eMDT”). Net loss attributable to noncontrolling interest on our condensed consolidated statements of operations represents the portion of the results of operations of eMDT which is allocated to the stockholders of the equity interests not owned by us. The change in net loss attributable to noncontrolling interest is the result of the change in the results of operations of eMDT for the three and six months ended June 25, 2022 and June 26, 2021.

Net Loss Attributable to Kopin Corporation. We incurred net losses attributable to Kopin Corporation of $5.6 million and $7.0 million during the three and six months ended June 25, 2022, respectively, compared to net losses attributable to Kopin Corporation of $3.9 million and $8.0 million during the three and six months ended June 26, 2021, respectively. The increase in the net loss attributable to Kopin Corporation during the three and six months ended June 25, 2022 compared to the three and six months ended June 26, 2021 is due to lower gross margins and increases in R&D spending on OLED development and stock-based compensation expenses.

Liquidity and Capital Resources

At June 25, 2022 and December 25, 2021, we had cash and cash equivalents and marketable debt securities of $18.6 million and $29.3 million, respectively, and working capital of $25.1 million and $34.7 million, respectively. The change in cash and cash equivalents and marketable debt securities was primarily due to net outflow of cash used in operating activities of $11.4 million and capital expenditures of $0.6 million, partially offset by the sale of 1.7 million shares of common stock for net proceeds of $2.0 million.

During the three months ended June 25, 2022, we sold 1.5 million shares of common stock and 0.2 million shares of treasury stock for gross proceeds of $2.1 million (average of $1.26 per share) before deducting broker expenses paid by us of less than $0.1 million, pursuant to the Company’s At-The-Market Equity Offering Sales Agreement dated as of March 5, 2021 (the “ATM Agreement”) with Stifel, Nicolaus & Company, Incorporated (“Stifel”), as agent, under which we may sell up to $50 million of our common stock. We have approximately $41.4 million worth of common stock remaining available for sale under the ATM Agreement.

During the three and six months ended June 26, 2021, we sold 0.1 million and 2.5 million shares of common stock for gross proceeds of $0.8 million and $16.8 million (average of $6.74 per share), respectively, before deducting broker expenses paid by us of less than $0.1 million and $0.5 million, respectively, pursuant to our At-The-Market Equity Offering Sales Agreement dated as of February 8, 2019 (the “Previous ATM Agreement”) with Stifel as agent. The Previous ATM Agreement has since terminated pursuant to its terms as a result of the sale of all the shares subject to such agreement.

On June 28, 2021 (the first business day of our fiscal third quarter), we sold 0.6 million shares of common stock for gross proceeds of $4.8 million (average of $8.06 per share), before deducting broker expenses paid by us of less than $0.2 million, pursuant to the ATM Agreement.

Cash and cash equivalents and marketable debt securities held in U.S. dollars at June 25, 2022 and December 25, 2021 were as follows:

	June 25, 2022	December 25, 2021
Domestic locations	$18,050,414	$27,031,695
International locations	117,042	865,416
Subtotal cash and cash equivalents marketable debt securities held in U.S. dollars	18,167,456	27,897,111
Cash and cash equivalents held in other currencies and converted to U.S. dollars	390,556	1,398,355
Total cash and cash equivalents and marketable debt securities	$18,558,012	$29,295,466

We have no plans to repatriate the cash and cash equivalents held in our foreign subsidiary Forth Dimension Displays, Ltd. and, as such, we have not recorded any deferred tax liability with respect to such cash.

We expect to expend between $1.0 million and $2.0 million on capital expenditures in 2022.

We have incurred net losses of $7.0 million and $13.4 million for the six month period ended June 25, 2022 and for the fiscal year ended December 25, 2021, respectively, and net cash outflows from operations of $11.4 million and $10.7 million for the six month period ended June 25, 2022 and for the fiscal year ended December 25, 2021, respectively. Our net cash outflows from operations were partially a result of funding our ongoing investments in research and development which we believe will continue. We have in the past sold equity securities through an At The Money program and in the traditional fashion of significant equity offerings. We estimate we will have sufficient liquidity to fund operations at least through Q3 2023. Nonetheless, we monitor the capital markets on an ongoing basis and may consider raising capital if favorable market conditions develop. If our actual results are less than projected or we need to raise capital for additional liquidity, we may be required to do additional equity financings, reduce expenses or enter into a strategic transaction. However, we can make no assurance that we will be able to raise additional capital, reduce expenses sufficiently, or enter into a strategic transaction on terms acceptable to us, or at all.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 25, 2022, the Company conducted an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 25, 2022, as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The term “disclosure controls and procedures” means controls and other procedures that are designed to ensure that information required to be disclosed by the Company in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the requisite time periods and that such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act are accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of June 25, 2022, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 25, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On October 11, 2016, the Company filed its Answer and Affirmative Defenses. The parties completed expert depositions on November 15, 2019. On December 2, 2019, the Company filed a Motion for Partial Summary Judgment requesting the Court dismiss counts 2-7 in their entirety and counts 1 and 8 in part. BlueRadios also filed a Motion for Partial Summary Judgment alleging it is the co-owner of U.S. Patent No. 8,909,296. Responses to the Motions for Partial Summary Judgment were filed on January 15, 2020, and replies were filed on February 19, 2020. On September 25, 2020, the Court denied BlueRadios’ Motion for Partial Summary Judgment. On August 3, 2022, the Court granted the Company’s Motion for Partial Summary Judgment by dismissing counts 3, 6, 7, punitive damages under count 2, and count 8 as it relates to patent applications, and denying the motion as it relates to counts 1, 4, and 5, and the remainder of counts 2 and 8. The Court also ordered discovery reopened for certain limited purposes. A trial date has not yet been set by the Court. The Company has not concluded a loss from this matter is probable; therefore, we have not recorded an accrual for litigation or claims related to this matter for the period ended June 25, 2022. The Company will continue to evaluate information as it becomes known and will record an estimate for losses at the time or times when it is both probable that a loss has been incurred and the amount of the loss is reasonably estimable.

Item 1A. Risk Factors

Our business and financial results are subject to numerous risks and uncertainties. As a result, the risks and uncertainties discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 25, 2021 should be carefully considered. There have been no material changes in the assessment of our risk factors from those set forth in our Annual Report on Form 10-K for the fiscal year ended December 25, 2021, except for the risk factor noted below.

Supply shortages have and could continue to impair the quality, reduce the availability or increase the cost of raw materials, which could harm our business. We rely on third-party independent contractors for certain integrated circuit chip sets, backlights and other critical raw materials such as special glasses, wafers and chemicals. Lead times for the parts and components that we order vary significantly and depend on factors such as manufacturing cycle times, manufacturing yields, and the availability of raw materials used to produce the parts or components. Currently, the semiconductor industry is experiencing a shortage of semiconductor components. If this shortage were to further affect our supply of raw materials, our ability to manufacture and distribute our products could continue to be adversely affected, which in turn would adversely affect our results of operations or financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell any securities during the six months ended June 25, 2022 that were not registered under the Securities Act.

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

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 25, 2022 (Unaudited) and December 25, 2021, (ii) Condensed Consolidated Statements of Operations (Unaudited) for the three and six months ended June 25, 2022 and June 26, 2021, (iii) Condensed Consolidated Statements of Comprehensive Loss (Unaudited) for the three and six months ended June 25, 2022 and June 26, 2021, (iv) Condensed Consolidated Statements of Stockholders’ Equity (Unaudited) for the three and six months ended June 25, 2022 and June 26, 2021, (v) Condensed Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 25, 2022 and June 26, 2021, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KOPIN CORPORATION (Registrant)

Date:	August 4, 2022	By:	/S/ John C.C. Fan
John C.C. Fan
President, Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

Date:	August 4, 2022	By:	/S/ RICHARD A. SNEIDER
Richard A. Sneider
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)

