Form 10-Q
period 2022-09-24
KOPIN CORP
filed 2022-11-08
CIK 771266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 24, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number 0-19882

KOPIN CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	04-2833935
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

125 North Drive, Westborough, MA	01581-3335
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (508) 870-5959

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01	KOPN	Nasdaq Capital Market

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 28, 2022
Common Stock, par value $0.01	95,124,458

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

Kopin Corporation

Part 1. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

KOPIN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 24, 2022	December 25, 2021

ASSETS
Current assets:
Cash and equivalents	$9,625,414	$26,787,931
Marketable debt securities, at fair value	5,377,595	2,507,535
Accounts receivable, net of allowance of $134,000 in 2022 and $150,000 in 2021	8,531,835	12,113,070
Contract assets and unbilled receivables	4,605,889	2,299,392
Inventory	6,660,810	6,581,139
Prepaid taxes	139,605	160,599
Prepaid expenses and other current assets	1,586,620	1,758,079
Total current assets	36,527,768	52,207,745
Property, plant and equipment, net	1,627,468	1,888,963
Operating lease right-of-use assets	3,540,073	3,828,066
Other assets	170,932	170,932
Equity investments	7,612,065	4,912,022
Total assets	$49,478,306	$63,007,728

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,936,931	$5,483,970
Accrued payroll and expenses	2,661,645	2,413,744
Accrued warranty	1,966,000	517,000
Contract liabilities and billings in excess of revenues earned	1,097,919	4,063,031
Operating lease liabilities	761,734	701,204
Other accrued liabilities	2,893,502	1,202,635
Customer deposits	378,201	2,638,103
Deferred tax liabilities	424,433	513,417
Total current liabilities	15,120,365	17,533,104

Noncurrent contract liabilities and asset retirement obligations	225,210	288,634
Operating lease liabilities, net of current portion	2,753,885	3,108,236
Other long-term obligations	1,170,393	2,450,897
Total liabilities	19,269,853	23,380,871
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, par value $.01 per share: authorized, 3,000 shares; none issued	-	-
Common stock, par value $.01 per share: authorized, 150,000,000 shares; issued 95,107,358 shares in 2022 and 92,146,761 shares in 2021; outstanding 92,627,059 in 2022 and 89,988,528 in 2021	926,270	900,691
Additional paid-in capital	360,673,851	356,931,157
Treasury stock (80,641 shares in 2021, at cost)	-	(366,110)
Accumulated other comprehensive income	1,030,591	1,414,351
Accumulated deficit	(332,249,645)	(319,080,898)
Total Kopin Corporation stockholders’ equity	30,381,067	39,799,191
Noncontrolling interest	(172,614)	(172,334)
Total Kopin Corporation stockholders’ equity	30,208,453	39,626,857
Total liabilities and stockholders’ equity	$49,478,306	$63,007,728

See notes to unaudited condensed consolidated financial statements

KOPIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
Revenues:
Net product revenues	$8,254,686	$6,591,852	$23,765,872	$21,089,515
Research and development and other revenues	3,474,693	4,295,321	11,450,961	11,379,282
Total revenues	11,729,379	10,887,173	35,216,833	32,468,797
Expenses:
Cost of product revenues	7,987,154	5,145,175	23,676,283	17,586,389
Research and development	3,441,405	3,751,729	13,995,393	11,055,282
Selling, general and administration	4,320,117	4,035,998	13,112,133	13,982,682
Total expenses	15,748,676	12,932,902	50,783,809	42,624,353
Loss from operations	(4,019,297)	(2,045,729)	(15,566,976)	(10,155,556)
Other (expense) income
Interest income	21,663	9,959	41,195	22,244
Other expense, net	(3,225)	(31,529)	(7,952)	(33,574)
(Loss) gain on investments	(2,000,000)	—	2,700,000	—
Foreign currency transaction (losses) gains	(112,315)	(29,384)	(227,294)	100,597
Total other (expense) income	(2,093,877)	(50,954)	2,505,949	89,267
Loss before provision for income taxes and net loss attributable to noncontrolling interest	(6,113,174)	(2,096,683)	(13,061,027)	(10,066,289)
Tax provision	(36,000)	(32,000)	(108,000)	(97,000)
Net loss	(6,149,174)	(2,128,683)	(13,169,027)	(10,163,289)
Net (income) loss attributable to the noncontrolling interest	—	(107)	280	39,394
Net loss attributable to Kopin Corporation	$(6,149,174)	$(2,128,790)	$(13,168,747)	$(10,123,895)
Net loss per share
Basic and diluted	$(0.07)	$(0.02)	$(0.14)	$(0.11)
Weighted average number of common shares outstanding
Basic and diluted	93,516,231	90,517,330	91,317,288	88,903,658

See notes to unaudited condensed consolidated financial statements

KOPIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
Net loss	$(6,149,174)	$(2,128,683)	$(13,169,027)	$(10,163,289)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(128,994)	9,575	(170,349)	(44,592)
Unrealized holding (loss) gain on marketable securities	(34,110)	10,125	(212,889)	(11,755)
Reclassification of holding losses in net loss	—	—	(522)	—
Other comprehensive (loss) income, net of tax	(163,104)	19,700	(383,760)	(56,347)
Comprehensive loss	(6,312,278)	(2,108,983)	(13,552,787)	(10,219,636)
Comprehensive (income) loss attributable to the noncontrolling interest	—	(107)	280	39,394
Comprehensive loss attributable to Kopin Corporation	$(6,312,278)	$(2,109,090)	$(13,552,507)	$(10,180,242)

See notes to unaudited condensed consolidated financial statements

KOPIN CORPORATION

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Common Stock		Additional Paid-in	Treasury	Accumulated Other Comprehensive	Accumulated	Total Kopin Corporation Stockholders’	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Stock	Income	Deficit	Equity	Interest	Equity
Balance, December 25, 2021	90,069,169	$900,691	$356,931,157	$(366,110)	$1,414,351	$(319,080,898)	$39,799,191	$(172,334)	$39,626,857
Stock-based compensation expense	-	-	656,073	-	-	-	656,073	-	656,073
Vesting of restricted stock	154,421	1,544	(1,544)	-	-	-	-	-	-
Restricted stock for tax withholding obligations	-	-	-	(95,613)	-	-	(95,613)	-	(95,613)
Other comprehensive loss	-	-	-	-	(113,906)	-	(113,906)	-	(113,906)
Net loss	-	-	-	-	-	(1,372,641)	(1,372,641)	(23)	(1,372,664)
Balance, March 26, 2022	90,223,590	902,235	357,585,686	(461,723)	1,300,445	(320,453,539)	38,873,104	(172,357)	38,700,747
Stock-based compensation expense	-	-	417,033	-	-	-	417,033	-	417,033
Vesting of restricted stock	50,000	500	(500)	-	-	-	-	-	-
Sale of registered stock	1,529,047	15,290	1,550,092	461,723	-	-	2,027,105	-	2,027,105
Other comprehensive loss	-	-	-	-	(106,750)	-	(106,750)	-	(106,750)
Net loss	-	-	-	-	-	(5,646,932)	(5,646,932)	(257)	(5,647,189)
Balance, June 25, 2022	91,802,637	918,025	359,552,311	-	1,193,695	(326,100,471)	35,563,560	(172,614)	35,390,946

Stock-based compensation expense	-	-	297,549	-	-	-	297,549	-	297,549
Vesting of restricted stock	149,422	1,495	(1,495)	-	-	-	-	-	-
Sale of registered stock	675,000	6,750	825,486	-	-	-	832,236	-	832,236
Other comprehensive loss	-	-	-	-	(163,104)	-	(163,104)	-	(163,104)
Net loss	-	-	-	-	-	(6,149,174)	(6,149,174)	-	(6,149,174)
Balance, September 24, 2022	92,627,059	$926,270	$360,673,851	$-	$1,030,591	$(332,249,645)	$30,381,067	$(172,614)	$30,208,453

	Common Stock		Additional Paid-in	Treasury	Accumulated Other Comprehensive	Accumulated	Total Kopin Corporation Stockholders’	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Stock	Income	Deficit	Equity	Interest	Equity
Balance, December 26, 2020	88,007,535	$880,075	$341,512,893	$(9,793,946)	$1,484,434	$(305,648,025)	$28,435,431	$(136,836)	$28,298,595
Stock-based compensation expense	-	-	2,610,166	-	-	-	2,610,166	-	2,610,166
Vesting of restricted stock	950,000	9,500	(9,500)	-	-	-	-	-	-
Sale of registered stock	-	-	6,336,470	9,183,614	-	-	15,520,084	-	15,520,084
Restricted stock for tax withholding obligations	(3,586)	(37)	(32,668)	-	-	-	(32,705)	-	(32,705)
Other comprehensive loss	-	-	-	-	(19,556)	-	(19,556)	-	(19,556)
Net loss	-	-	-	-	-	(4,146,238)	(4,146,238)	(39,485)	(4,185,723)
Balance, March 27, 2021	88,953,949	889,538	350,417,361	(610,332)	1,464,878	(309,794,263)	42,367,182	(176,321)	42,190,861
Stock-based compensation expense	-	-	514,509	-	-	-	514,509	-	514,509
Vesting of restricted stock	60,000	600	(600)	-	-	-	-	-	-
Sale of registered stock	-	-	487,714	352,680	-	-	840,394	-	840,394
Other comprehensive loss	-	-	-	-	(56,491)	-	(56,491)	-	(56,491)
Net loss	-	-	-	-	-	(3,848,867)	(3,848,867)	(16)	(3,848,883)
Balance, June 26, 2021	89,013,949	$890,138	$351,418,984	$(257,652)	$1,408,387	$(313,643,130)	$39,816,727	$(176,337)	$39,640,390
Stock-based compensation expense	-	-	642,184	-	-	-	642,184	-	642,184
Sale of registered stock	532,540	5,326	4,427,917	257,652	-	-	4,690,895	-	4,690,895
Other comprehensive Income	-	-	-	-	19,700	-	19,700	-	19,700
Net loss	-	-	-	-	-	(2,128,790)	(2,128,790)	107	(2,128,683)
Balance, September 25, 2021	89,546,489	$895,464	$356,489,085	$-	$1,428,087	$(315,771,920)	$43,040,716	$(176,230)	$42,864,486

See notes to unaudited condensed consolidated financial statements

KOPIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended	Nine months ended
	September 24, 2022	September 25, 2021
Cash flows from operating activities:
Net loss	$(13,169,027)	$(10,163,289)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	665,217	566,092
Accretion of premium or discount on marketable debt securities	128	6,559
Stock-based compensation	1,370,654	3,766,859
Foreign currency losses (gains)	339,186	(174,213)
Change in allowance for bad debt	4,772	70,552
Write-off of excess inventory	1,670,993	492,230
Unrealized gains on investments, net of impairment	(2,700,000)	—
Loss on disposal of property and plant	202,670	71,400
Deferred income taxes	107,509	96,210
Provision for warranty	1,451,478	6,861
Changes in assets and liabilities:
Accounts receivable	3,756,182	2,148,942
Contract assets	(2,302,972)	617,191
Inventory	(1,944,577)	(2,772,548)
Prepaid expenses and other current assets	(272,446)	(765,430)
Accounts payable and accrued expenses	(1,651,538)	(2,938,795)
Billings in excess of revenue earned	(3,130,965)	(82,850)
Net cash used in operating activities	(15,602,736)	(9,054,229)
Cash flows from investing activities:
Other assets	23,802	(9,309)
Capital expenditures	(642,146)	(865,417)
Equity investment purchase	(499,998)	—
Proceeds from sale of marketable debt securities	1,000,000	200,000
Purchases of marketable debt securities	(4,000,042)	—
Net cash used in investing activities	(4,118,384)	(674,726)
Cash flows from financing activities:
Sale of treasury stock, net of costs	461,723	—
Settlements of restricted stock for tax withholding obligations	(95,613)	(32,705)
Issuance of common stock, net of costs	2,397,618	21,051,373
Net cash provided by financing activities	2,763,728	21,018,668
Effect of exchange rate changes on cash	(205,125)	(52,784)
Net (decrease) increase in cash and cash equivalents	(17,162,517)	11,236,929
Cash and cash equivalents:
Beginning of period	26,787,931	17,112,869
End of period	$9,625,414	$28,349,798

See notes to unaudited condensed consolidated financial statements

KOPIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The condensed consolidated financial statements of Kopin Corporation as of September 24, 2022 and for the three and nine month periods ended September 24, 2022 and September 25, 2021 are unaudited and include all adjustments that, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. These condensed consolidated financial statements should be read in conjunction with the Company’s financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2021. The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for any other interim period or for a full fiscal year. As used in this report, the terms “we,” “us,” “our,” “Kopin” and the “Company” mean Kopin Corporation and its subsidiaries, unless the context indicates another meaning.

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

The Company has incurred net losses of $13.2 million and $13.4 million for the nine-month period ended September 24, 2022 and for the fiscal year ended December 25, 2021, respectively, and net cash outflows from operations of $15.6 million and $10.7 million for the nine-month period ended September 24, 2022 and for the fiscal year ended December 25, 2021, respectively. The Company’s net cash outflows from operations were partially a result of funding its ongoing investments in research and development, which management believes will continue and production inefficiencies resulting from intermittent supply chain disruptions. These factors initially raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans to alleviate the conditions that raise substantial doubt include operational improvements being implemented and the curtailment of certain development programs, both of which are expected to preserve cash. Management estimates the Company will have sufficient liquidity to fund operations at least through the fourth quarter of 2023. The Company has in the past sold equity securities through at-the-market equity offerings and in the traditional fashion of significant equity offerings. Nonetheless, management monitors the capital markets on an ongoing basis and may consider raising capital if favorable market conditions develop. If the Company’s actual results are less than projected or the Company needs to raise capital for additional liquidity, the Company may be required to do additional equity financings, reduce expenses, or enter into a strategic transaction. However, management can make no assurance that the Company will be able to raise additional capital, reduce expenses sufficiently, or enter into a strategic transaction on terms acceptable to the Company, or at all.

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

The Company uses the specific identification method as a basis for determining cost and calculating realized gains and losses with respect to marketable debt securities. The gross gains and losses realized related to sales and maturities of marketable debt securities were not material during the three and nine months ended September 24, 2022 and September 25, 2021.

Investments in available-for-sale marketable debt securities were as follows at September 24, 2022 and December 25, 2021:

	Amortized Cost		Unrealized (Losses) Gains		Fair Value
	2022	2021	2022	2021	2022	2021
U.S. government and agency backed securities	$2,500,006	$1,000,128	$(115,706)	$522	$2,384,300	$1,000,650
Corporate debt and certificates of deposit	3,000,036	1,500,000	(6,741)	6,885	2,993,295	1,506,885
Total	$5,500,042	$2,500,128	$(122,447)	$7,407	$5,377,595	$2,507,535

The contractual maturity of the Company’s marketable debt securities was as follows at September 24, 2022:

	Less than One year	One to Five years	Total
U.S. government and agency backed securities	$-	$2,384,300	$2,384,300
Corporate debt and certificates of deposit	2,501,160	492,135	2,993,295
Total	$2,501,160	$2,876,435	$5,377,595

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

The following table details the fair value measurements of the Company’s financial assets:

		Fair Value Measurement at September 24, 2022 Using:
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$9,625,414	$9,625,414	$—	$—
U.S. government securities	2,384,300	—	2,384,300	—
Corporate debt	1,501,160	—	1,501,160	—
Certificates of deposit	1,492,135	1,492,135	—	—
Equity investments	7,612,065	212,616	—	7,399,449
	$22,615,074	$11,330,165	$3,885,460	$7,399,449

		Fair Value Measurement at December 25, 2021 Using:
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$26,787,931	$26,787,931	$—	$—
U.S. government securities	1,000,650	—	1,000,650	—
Corporate debt	1,506,885	—	1,506,885	—
Equity investments	4,912,022	296,173	—	4,615,849
	$34,207,488	$27,084,104	$2,507,535	$4,615,849

Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur. Changes in Level 3 investments were as follows:

	December 25, 2021	Unrealized gains	Unrealized losses	Purchases, issuances and settlements	September 24, 2022
Equity investments	$4,615,849	$4,700,000	$(2,416,398)	$499,998	$7,399,449

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate fair value because of their short-term nature. If accrued liabilities were carried at fair value, these would be classified as Level 2 in the fair value hierarchy.

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

Equity Investments

From 2017 through 2019, the Company made several equity investments in a customer. In the fourth quarter of 2019, the Company reviewed the financial condition and other factors of the customer and, as a result, recorded an impairment charge of $5.2 million to reduce its investment in the customer to zero as of December 28, 2019. In the first quarter of 2022, the customer raised additional equity capital and based on an observable price change of the customer’s share prices and terms of the equity sale, the Company remeasured the fair market value of its investment and recorded a gain of $4.7 million. As of September 24, 2022, the Company owned an approximate 2.3% interest in this investment.

In the third quarter of 2022, the Company reviewed the financial condition of an equity interest in a company and, as a result, recorded an impairment charge of $2.0 million to reduce its investment. Additionally, during the three and nine months ended September 24, 2022, the Company recorded approximately $0.2 million and $0.4 million, respectively, of unrealized losses on its equity interest in this company due to a fluctuation in the foreign exchange rate.

5. INVENTORY

Inventories are stated at standard cost adjusted to approximate the lower of cost (first-in, first-out method) or net realizable value and consist of the following at September 24, 2022 and December 25, 2021:

	September 24, 2022	December 25, 2021
Raw materials	$4,407,064	$5,044,334
Work-in-process	1,766,304	1,032,519
Finished goods	487,442	504,286
Total	$6,660,810	$6,581,139

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

The following were not included in weighted-average common shares outstanding-diluted because they are anti-dilutive or performance conditions have not been met at the end of the period:

	Three Months Ended	Three Months Ended	Nine months Ended	Nine months Ended
	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
Non-vested restricted common stock	2,480,299	2,628,717	2,480,299	2,628,717

7. STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION

Registered sale of equity securities

During the three and nine months ended September 24, 2022, the Company sold 675,000 and 2.3 million shares of common stock for gross proceeds of approximately $858,000 (average of $1.27 per share) and $2,948,000 (average of $1.26 per share), respectively, before deducting broker expenses paid by us of less than $0.1 million, pursuant to the Company’s At-The-Market Equity Offering Sales Agreement, dated as of March 5, 2021 (the “ATM Agreement”) with Stifel, Nicolaus & Company, Incorporated (“Stifel”), as agent, under which the Company may sell up to $50 million of our common stock. The Company has approximately $41.4 million worth of common stock remaining available for sale under the ATM Agreement.

During the three and nine months ended September 25, 2021, the Company sold 600,000 and 3.1 million shares of common stock for gross proceeds of $4.8 million (average of $8.00 per share) and $21.7 million (average of $7.00 per share), respectively, before deducting broker expenses paid by us of $0.1 million and $0.7 million, respectively, pursuant to the Company’s ATM Agreement with Stifel, as agent, under which the Company can sell up to $50 million of its common stock and an At-The-Market Equity Offering Sales Agreement dated as of February 8, 2019 (the “Previous ATM Agreement”) also with Stifel as agent. The Previous ATM Agreement has since terminated pursuant to its terms as a result of the sale of all the shares subject to such agreement.

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

Restricted stock activity for the nine months ended September 24, 2022 was as follows:

		Weighted Average
	Shares	Grant Fair Value
Balance, December 25, 2021	2,077,592	$2.90
Granted	996,500	1.32
Forfeited	(239,950)	2.56
Vested	(353,843)	2.19
Balance, September 24, 2022	2,480,299	$2.40

Stock-Based Compensation

The following table summarizes stock-based compensation expense within each of the categories below as it relates to non-vested restricted common stock awards for the three and nine months ended September 24, 2022 and September 25, 2021 (no tax benefits were recognized):

	Three Months Ended	Three Months Ended	Nine months Ended	Nine months Ended
	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
Cost of product revenues	$41,373	$37,674	$119,754	$206,247
Research and development	111,928	180,152	367,654	395,217
Selling, general and administrative	144,247	424,358	883,246	3,165,395
Total	$297,548	$642,184	$1,370,654	$3,766,859

Unrecognized compensation expense for non-vested restricted common stock as of September 24, 2022 totaled $3.0 million and is expected to be recognized over a weighted average period of approximately 3.0 years.

8. ACCRUED WARRANTY

The Company typically warrants its products against defect for 12 to 18 months, however, for certain products a customer may purchase an extended warranty. A provision for estimated future costs and estimated returns for credit relating to such warranty is recorded in the period when product is shipped and revenue is recognized and is updated as additional information becomes available. The Company’s estimate of future costs to satisfy warranty obligations is based primarily on historical warranty expense experienced and a provision for potential future product failures. Changes in the accrued warranty for the nine months ended September 24, 2022 were as follows:

Balance, December 25, 2021	$517,000
Additions	2,040,857
Claims	(591,857)
Balance, September 24, 2022	$$1,966,000

Extended Warranties

Deferred revenue represents the purchase of extended warranties by the Company’s customers. The Company recognizes revenue from an extended warranty on the straight-line method over the life of the extended warranty, which is typically 12 to 15 months beyond the standard 12 to 18 month warranty. The Company classifies the current portion of deferred revenue under Contract liabilities and billings in excess of revenues earned in its condensed consolidated balance sheets. At September 24, 2022, the Company had less than $0.1 million of deferred revenue related to extended warranties.

9. INCOME TAXES

The Company recorded a provision for income taxes of less than $0.1 million and $0.1 million in the three and nine months ended September 24, 2022 and September 25, 2021, respectively. As of September 24, 2022, the Company has available for tax purposes U.S. federal net operating loss carryforwards (“NOLs”) of approximately $160.3 million expiring 2022 through 2037 and $86.3 million that have an unlimited carryover period. The Company has recognized a full valuation allowance on its domestic and certain foreign net deferred tax assets due to the uncertainty of realization of such assets. The Company recognizes both accrued interest and penalties related to its uncertain tax positions related to intercompany loan interest and potential transfer pricing exposure related to its foreign subsidiaries.

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

Contract liabilities consist of advance payments and billings in excess of cost incurred and deferred revenue.

Net contract assets (liabilities) consisted of the following:

	September 24, 2022	December 25, 2021	$ Change	% Change
Contract assets —current	$4,605,889	$2,299,392	$2,306,497	100%
Contract liabilities—current	(1,097,919)	(4,063,031)	2,965,112	(73)%
Contract liabilities—noncurrent	(8,156)	(20,664)	12,508	(61)%
Net contract assets (liabilities)	$3,499,814	$(1,784,303)	$5,284,117	(296)%

The $5.3 million increase in the Company’s net contract assets (liabilities) at September 24, 2022 as compared to December 25, 2021 was primarily due to a change in contracts with the U.S. government that resulted in revenue recognized in excess of amounts billed and product revenue recognized over time for defense programs.

In the three and nine months ended September 24, 2022, the Company recognized revenue of $0.5 million and $3.6 million, respectively, related to our contract liabilities at December 25, 2021. In the three and nine months ended September 25, 2021, the Company recognized revenue of $1.1 million and $2.4 million, respectively, related to our contract liabilities at December 26, 2020.

The Company did not recognize impairment losses on our contract assets in the three or nine months ended September 24, 2022 or September 25, 2021.

Performance Obligations

The Company’s revenue recognition related to performance obligations that were satisfied at a point in time and over time were as follows:

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
Point in time	29%	34%	23%	34%
Over time	71%	66%	77%	66%

Remaining performance obligations represent the transaction price of orders for which work has not been performed and excludes unexercised contract options and potential orders under ordering-type contracts (e.g., indefinite-delivery, indefinite-quantity (“IDIQ”). As of September 24, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations was $20.6 million which the Company expects to recognize over the next 12 months. The remaining performance obligations represent amounts to be earned under government contracts, which are subject to cancellation.

11. LEASES

The Company enters into operating leases primarily for: real estate, including for manufacturing, engineering, research, administration and sales facilities, and information technology (“IT”) equipment. At September 24, 2022 and December 25, 2021, the Company did not have any finance leases. Approximately all of our future lease commitments, and related lease liability, relate to the Company’s real estate leases. Some of the Company’s leases include options to extend or terminate the lease.

The components of lease expense were as follows:

	Three Months Ended	Three Months Ended	Nine months Ended	Nine months Ended
	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
Operating lease cost	$242,833	$295,252	$742,697	$874,176

At September 24, 2022, the Company’s future lease payments under non-cancellable leases were as follows:

2022 (excluding the nine months ended September 24, 2022)	$227,363
2023	968,535
2024	878,450
2025	634,147
2026	604,000
Thereafter	805,332
Total future lease payments	4,117,827
Less imputed interest	(602,208)
Total	$3,515,619

The Company’s lease liabilities recognized in the Company’s condensed consolidated balance sheets at September 24, 2022 were as follows:

September 24, 2022
Operating lease liabilities - current	$761,734
Operating lease liabilities - noncurrent	2,753,885
Total lease liabilities	$3,515,619

Supplemental cash flow information related to leases was as follows:

Nine months ended
September 24, 2022
Cash paid for amounts included in the measurement of operating lease liabilities	$743,785

Other information related to leases was as follows:

September 24, 2022
Weighted Average Discount Rate - Operating Leases	5.93%
Weighted Average Remaining Lease Term - Operating Leases (in years)	4.92

12. SEGMENTS AND DISAGGREGATION OF REVENUE

We continually monitor and review our segment reporting structure in accordance with authoritative guidance to determine if any changes have occurred that would affect our reportable segments. We report under one segment, as our Chief Executive Officer, who is our chief operating decision maker (“CODM”), reviews results on a total company basis.

Total long-lived assets by country at September 24, 2022 and December 25, 2021 were:

Total Long-lived Assets (in thousands)	September 24, 2022	December 25, 2021
U.S.	$4,770	$5,381
United Kingdom	398	264
Japan	—	72
Total	$5,168	$5,717

The Company disaggregates its revenue from contracts with customers by geographic location and by display application, as it believes it best depicts how the nature, amount, timing and uncertainty of the Company’s revenue and cash flows are affected by economic factors.

During the three and nine months ended September 24, 2022 and September 25, 2021, the Company derived its sales from the following geographies:

	Three months ended		Three months ended		Nine months ended		Nine months ended
	September 24, 2022		September 25, 2021		September 24, 2022		September 25, 2021
(In thousands, except percentages)	Revenue	% of Total	Revenue	% of Total	Revenue	% of Total	Revenue	% of Total
United States	$9,360	80%	$7,665	70%	$28,695	82%	$22,293	69%
Other Americas	4	-	-	-	4	-	-	-
Total Americas	9,364	80	7,665	70	28,699	82	22,293	69
Asia - Pacific	2,039	17	2,771	26	5,747	16	9,158	28
Europe	326	3	451	4	771	2	1,018	3
Total Revenues	$11,729	100%	$10,887	100%	$35,217	100%	$32,469	100%

During the three and nine months ended September 24, 2022 and September 25, 2021, the Company derived its sales from the following display applications:

	Three months ended	Three months ended	Nine months ended	Nine months ended
(In thousands)	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
Defense	$5,851	$3,483	$17,695	$12,257
Industrial	1,727	2,724	4,889	7,394
Consumer	676	384	1,182	1,318
R&D	3,375	4,099	11,089	10,364
Other	100	197	362	1,136
Total Revenues	$11,729	$10,887	$35,217	$32,469

13. LITIGATION

The Company may engage in legal proceedings arising in the ordinary course of business. Claims, suits, investigations, and proceedings are inherently uncertain and it is not possible to predict the ultimate outcome of such matters and the Company’s business, financial condition, results of operations or cash flows could be affected in any particular period.

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

On October 11, 2016, the Company filed its Answer and Affirmative Defenses. The parties completed expert depositions on November 15, 2019. On December 2, 2019, the Company filed a Motion for Partial Summary Judgment requesting the Court dismiss counts 2-7 in their entirety and counts 1 and 8 in part. BlueRadios also filed a Motion for Partial Summary Judgment alleging it is the co-owner of U.S. Patent No. 8,909,296. Responses to the Motions for Partial Summary Judgment were filed on January 15, 2020, and replies were filed on February 19, 2020. On September 25, 2020, the Court denied BlueRadios’ Motion for Partial Summary Judgment. On August 3, 2022, the Court granted the Company’s Motion for Partial Summary Judgment by dismissing counts 3, 6, 7, punitive damages under count 2, and count 8 as it relates to patent applications, and denying the motion as it relates to counts 1, 4, and 5, and the remainder of counts 2 and 8. The Court also ordered discovery reopened for certain limited purposes. A trial date has not yet been set by the Court. The Company has not concluded a loss from this matter is probable; therefore, the Company has not recorded an accrual for litigation or claims related to this matter for the period ended September 24, 2022. The Company will continue to evaluate information as it becomes known and will record an estimate for losses at the time or times when it is both probable that a loss has been incurred and the amount of the loss is reasonably estimable.

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

During the three and nine months ended September 24, 2022 and September 25, 2021, the Company had the following transactions with related parties:

	Three Months Ended
	September 24, 2022	September 25, 2021
	Sales	Sales
HMDmd, Inc.	$329,100	$262,096
RealWear, Inc.	108,725	539,250
	$437,825	$801,346

	Nine Months Ended
	September 24, 2022	September 25, 2021
	Sales	Sales
HMDmd, Inc.	$392,025	$506,986
RealWear, Inc.	827,746	3,100,207
	$1,219,771	$3,607,193

At September 24, 2022 and December 25, 2021, the Company had the following receivables with related parties:

	September 24, 2022	December 25, 2021
	Receivables	Receivables
HMDmd, Inc.	$358,500	$-
RealWear, Inc.	160,806	306,307
	$519,306	$306,307

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

We have identified the following important factors that could cause actual results to differ materially from those discussed in our forward-looking statements. Such factors may be in addition to the risks described in Part I, Item 1A, “Risk Factors;” Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; and other parts of our Annual Report on Form 10-K for the fiscal year ended December 25, 2021. These factors include: the extent of the impact of the coronavirus (“COVID-19”) pandemic and government responses thereto on our business and operations, and the economic and societal disruptions resulting from the COVID-19 pandemic; our ability to source semiconductor components and other raw materials used in the manufacturing of our products amidst continued intermittent shortages, including from new and alternative suppliers; our ability to prosecute and defend our proprietary technology aggressively or successfully; our ability to retain personnel with experience and expertise relevant to our business; our ability to invest in research and development to achieve profitability even during periods when we are not profitable; our ability to continue to introduce new products in our target markets; our ability to generate revenue growth and positive cash flow, and reach profitability; the strengthening of the U.S. dollar and its effects on the price of our products in foreign markets; the impact of new regulations and customer demands relating to conflict minerals; our ability to obtain a competitive advantage in the wearable technologies market through our extensive portfolio of patents, trade secrets and non-patented know-how; our ability to grow within our targeted markets; the importance of small form factor displays in the development of defense, consumer, and industrial products such as thermal weapon sights, safety equipment, virtual and augmented reality gaming, training and simulation products and metrology tools; the suitability of our properties for our needs for the foreseeable future; our expectation not to pay cash dividends for the foreseeable future and to retain earnings for the development of our businesses; our need to achieve and maintain positive cash flow and profitability, and our expectation that if we do not achieve and maintain positive cash flow and profitability, our financial condition will ultimately be materially adversely affected, and we will be required to reduce expenses, including our investments in research and development or raise additional capital and our ability to support our operations and capital needs for at least the next twelve months through our available cash resources.

Overview

We are a leading developer, manufacturer and seller of miniature displays and optical lenses (our “components”) for sale as individual displays, components, modules, or higher-level subassemblies. We also license our intellectual property through technology license agreements. Our component products are used in highly demanding high-resolution portable military, enterprise and consumer electronic applications, training and simulation equipment and 3D metrology equipment. Our products enable our customers to develop and market an improved generation of products for these target applications.

The following discussion should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 25, 2021 and our unaudited condensed consolidated financial statements included in this Form 10-Q.

Results of Operations

Our interim period results of operations and period-to-period comparisons of such results may not be indicative of our future operating results. Additionally, we use a fiscal calendar which may result in differences in the number of workdays in the current and comparable prior interim periods and could affect period-to-period comparisons. The following discussions of comparative results among periods, including the discussion of results by display application, should be viewed in this context.

Revenues. For the three and nine months ended September 24, 2022 and September 25, 2021, our revenues by display application, which include product sales and amounts earned from research and development contracts (“R&D”), were as follows:

	Three months ended	Three months ended	Nine months ended	Nine months ended
(In thousands)	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
Defense	$5,851	$3,483	$17,695	$12,257
Industrial	1,727	2,724	4,889	7,394
Consumer	676	384	1,182	1,318
R&D	3,375	4,099	11,089	10,364
Other	100	197	362	1,136
Total Revenues	$11,729	$10,887	$35,217	$32,469

Sales of our products for Defense applications include systems used by the military both in the field and for training and simulation. The increase in Defense applications revenues for the three and nine months ended September 24, 2022 as compared to the three and nine months ended September 25, 2021 is primarily from an increase in volume shipments for our thermal weapon sight systems for soldiers. We continue to experience intermittent shortages of raw materials, which affected our ability to ship units in the nine month period ended September 24, 2022 and may affect our ability to manufacture and ship products in the fourth quarter of 2022 and beyond.

Industrial applications revenue represents customers who purchase our display products for use in 3D metrology equipment and headsets used for applications in manufacturing, distribution, and public safety. Our 3D metrology customers are primarily located in Asia and sell to Asian contract manufacturers who use the 3D metrology machines for quality control purposes. The decrease in Industrial applications revenues for the three and nine months ended September 24, 2022 as compared to the three and nine months ended September 25, 2021 was primarily due to a decrease in sales of products used within wearable headsets used for applications in manufacturing and distribution and a decrease in sales of display products for 3D automated optical inspection (“AOI”) metrology equipment. Shortages of certain components affected our ability to manufacture and ship products in 2022 for the AOI market.

Our displays for Consumer applications are used primarily in thermal imaging products, recreational rifle and hand-held scopes and augmented reality (AR) and virtual reality (VR) headsets. The increases in Consumer applications revenues for the three months ended September 24, 2022 as compared to the three months ended September 25, 2021 were primarily due to an increased demand for our organic light emitting diode (“OLED”) products. The decreases in Consumer applications revenues for the nine months ended September 24, 2022 as compared to the nine months ended September 25, 2021 were primarily due to a decreased demand for our OLED products. Our OLED products are new and therefore orders are sporadic as customers are qualifying and developing products using our OLED products.

R&D revenues decreased in the three months ended September 24, 2022 as compared to the three months ended September 25, 2021, primarily due to existing customer funded R&D programs moving into production. R&D revenues increased in the nine months ended September 24, 2022 as compared to the nine months ended September 25, 2021, primarily due to an increase in funding for U.S. defense programs and development of OLED displays.

International revenues represented 20% and 18% of total revenues for the three and nine months ended September 24, 2022, respectively, and 30% and 31% of total revenues for the three and nine months ended September 25, 2021, respectively. We categorize our revenues as either domestic or international based upon the delivery destination of our product. For example, if the customer is located in Asia or if a U.S. customer has its Asian contract manufacturer order product from us and we deliver the product to Asia, we categorize both these sales as international. In addition, if we earn royalties on sales from a customer, the royalties are categorized as domestic or international based on how the product revenues are categorized.

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

Cost of Product Revenues. Cost of product revenues, which is comprised of materials, labor and manufacturing overhead related to the production of our products for the three and nine months ended September 24, 2022 and September 25, 2021, were as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
(In thousands, except for percentages)	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
Cost of product revenues	$7,987	$5,145	$23,676	$17,586
Cost of product revenues as a % of net product revenues	97%	78%	100%	83%

The increase in cost of product revenues as a percentage of net product revenues for the three months ended September 24, 2022, as compared to the three months ended September 25, 2021, was primarily due to an additional $1.0 million warranty charge resulting from defective material received from a supplier and manufacturing inefficiencies caused by supply chain disruptions. The increase in cost of product revenues as a percentage of net product revenues for the nine months ended September 24, 2022, as compared to the nine months ended September 25, 2021, was primarily due to lower manufacturing efficiencies driven by disruptions to the manufacturing process caused by intermittent raw material shortages, higher prices for raw materials, and the $1.0 million warranty charge.

During 2021, we became aware of global shortages of semiconductor components and production capacity affecting many industries. In the first nine months of 2022, we were impacted by a shortage of several semiconductor components from our regular vendors that are necessary to manufacture our products. We are also seeing prices increase for semiconductor components and other raw materials. We are evaluating other possible sources for the components we use and are in the process of redesigning certain of our products to incorporate alternative semiconductor components. If we are unable to find replacement components, we expect that our production will be disrupted. The shortage of semiconductor components is a very dynamic situation, and we rely on our vendors to provide information about the vendors that they use.

Research and Development. R&D expenses are incurred in support of internal display development programs and programs funded by agencies or prime contractors of the U.S. government and commercial partners. R&D costs include staffing, purchases of materials and laboratory supplies, circuit design costs, fabrication, and packaging of display products, and overhead. In fiscal year 2022, we expect our R&D expenditures to be related to our display products, overlay weapon sights and OLED display technologies. Funded and internal R&D expenses are combined in research and development expenses in the condensed consolidated statements of operations. R&D expenses for the three and nine months ended September 24, 2022 and September 25, 2021 were as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
(In thousands)	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
Funded	$1,843	$1,996	$8,391	$6,622
Internal	1,598	1,756	5,604	4,433
Total research and development expense	$3,441	$3,752	$13,995	$11,055

Funded R&D expense for the three months ended September 24, 2022 decreased as compared to the three months ended September 25, 2021 primarily due to U.S. defense programs transitioning to production. Funded R&D expense for the nine months ended September 24, 2022 increased as compared to the nine months ended September 25, 2021 primarily due to increased spending on U.S. defense programs. Internal R&D expenses for the three months ended September 24, 2022 decreased compared to the three months ended September 25, 2021 primarily due to decrease in OLED development costs. Internal R&D expenses for the nine months ended September 24, 2022 increased compared to the nine months ended September 25, 2021 primarily due to an increase in OLED development costs and the redesign of certain products to incorporate different semiconductor components as a result of shortages of the legacy semiconductor components.

Selling, General and Administrative. Selling, general and administrative (“S,G&A”) expenses consist of the expenses incurred by our sales and marketing personnel and related expenses, and administrative and general corporate expenses. S,G&A expenses for the three and nine months ended September 24, 2022 and September 25, 2021 were as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
(In thousands, except for percentages)	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
Selling, general and administration expense	$4,320	$4,036	$13,112	$13,983
Selling, general and administration expense as a % of revenues	37%	37%	37%	43%

S,G&A expense increased for the three months ended September 24, 2022 as compared to the three months ended September 25, 2021 primarily due to an increase in compensation and professional fees, which were partially offset by lower stock-based compensation. S,G&A expense decreased for the nine months ended September 24, 2022 as compared to the nine months ended September 25, 2021 primarily due to a decrease in stock-based compensation and professional fees partially offset by increases in compensation costs, information technology expenses and travel expenses.

Other (Expense) Income, net. Other (expense) income, net, is primarily composed of interest income, foreign currency transaction and remeasurement gains and losses incurred by our U.K.-based subsidiary and fair value adjustments for equity investments. Other (expense) income, net, for the three and nine months ended September 24, 2022 and September 25, 2021 was as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
(In thousands)	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
Other (expense) income, net	$(2,094)	$(51)	$2,506	$89

In the three months ended September 24, 2022, we recorded a $2.0 million impairment charge on an equity investment. Other income for the first quarter of 2022 includes a gain of $4.7 million resulting from the mark to market of an equity investment. During the three and nine months ended September 24, 2022, we recorded foreign currency losses of $0.1 million and $0.2 million, respectively, as compared to foreign currency losses of less than $0.1 million and gains of $0.1 million, respectively for the three and nine months ended September 25, 2021.

Tax Provision. We recorded a provision for income taxes of less than $0.1 million and approximately $0.1 million in the three and nine months ended September 24, 2022 and September 25, 2021, respectively.

Net Loss Attributable to Noncontrolling Interest. As of September 24, 2022, we owned 80% of the equity of eMDT America (“eMDT”). Net loss attributable to noncontrolling interest on our condensed consolidated statements of operations represents the portion of the results of operations of eMDT which is allocated to the stockholders of the equity interests not owned by us. The change in net loss attributable to noncontrolling interest is the result of the change in the results of operations of eMDT for the three and nine months ended September 24, 2022 and September 25, 2021.

Net Loss Attributable to Kopin Corporation. We incurred net losses attributable to Kopin Corporation of $6.1 million and $13.2 million during the three and nine months ended September 24, 2022, respectively, compared to net losses attributable to Kopin Corporation of $2.1 million and $10.1 million during the three and nine months ended September 25, 2021, respectively. The increase in the net loss attributable to Kopin Corporation during the three and nine months ended September 24, 2022 compared to the three and nine months ended September 25, 2021 was partially due to a $1.0 million warranty charge due to a supply chain related quality issue from a vendor, lower gross margins, and a $2.0 million impairment charge on an equity investment.

Liquidity and Capital Resources

At September 24, 2022 and December 25, 2021, we had cash and cash equivalents and marketable debt securities of $15.0 million and $29.3 million, respectively, and working capital of $21.4 million and $34.7 million, respectively. The change in cash and cash equivalents and marketable debt securities was primarily due to net outflow of cash used in operating activities of $15.6 million and capital expenditures of $0.6 million, partially offset by the sale of 2.3 million shares of common stock for net proceeds of $2.8 million.

We have incurred net losses of $13.2 million and $13.4 million for the nine-month period ended September 24, 2022 and for the fiscal year ended December 25, 2021, respectively, and net cash outflows from operations of $15.6 million and $10.7 million for the nine-month period ended September 24, 2022 and for the fiscal year ended December 25, 2021, respectively. These factors initially raise substantial doubt about our ability to continue as a going concern. Management’s plans to alleviate the conditions that raise substantial doubt include operational improvements being implemented and the curtailment of certain development programs, both of which are expected to preserve cash.

During the nine months ended September 24, 2022, we sold 2.2 million shares of common stock and 0.1 million shares of treasury stock for gross proceeds of $2.9 million (average of $1.26 per share) before deducting broker expenses paid by us of less than $0.1 million, pursuant to our At-The-Market Equity Offering Sales Agreement, dated as of March 5, 2021 (the “ATM Agreement”) with Stifel, Nicolaus & Company, Incorporated (“Stifel”), as agent, under which we may sell up to $50.0 million of our common stock. We have approximately $41.4 million worth of common stock remaining available for sale under the ATM Agreement.

During the nine months ended September 25, 2021, wey sold 3.1 million shares of common stock for gross proceeds of $21.7 million (average of $7.00 per share), before deducting broker expenses paid by us of $0.7 million, pursuant to our ATM agreement with Stifel as agent, under which we can sell up to $50.0 million of our common stock and an At-The-Market Equity Offering Sales Agreement dated as of February 8, 2019 (the “Previous ATM Agreement”) also with Stifel, as agent. The Previous ATM Agreement has since terminated pursuant to its terms as a result of the sale of all the shares subject to such agreement.

Cash and cash equivalents and marketable debt securities held in U.S. dollars at September 24, 2022 and December 25, 2021 were as follows:

	September 24, 2022	December 25, 2021
Domestic locations	$14,127,354	$27,031,695
International locations	81,148	865,416
Subtotal cash and cash equivalents marketable debt securities held in U.S. dollars	14,208,502	27,897,111
Cash and cash equivalents held in other currencies and converted to U.S. dollars	794,507	1,398,355
Total cash and cash equivalents and marketable debt securities	$15,003,009	$29,295,466

We have no plans to repatriate the cash and cash equivalents held in our foreign subsidiary, Forth Dimension Displays, Ltd. and, as such, we have not recorded any deferred tax liability with respect to such cash.

We expect to expend between $1.0 million and $2.0 million on capital expenditures in 2022.

In October 2022, we entered into an agreement to invest $2.0 million in an Asian company pending the completion of a development agreement and other actions between Kopin and the Asian company. The investment is expected to take place in the fourth quarter of 2022.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We invest our excess cash in high-quality U.S. government, government-backed (e.g., Fannie Mae, FDIC guaranteed bonds and certificates of deposit) and corporate debt instruments, which bear lower levels of relative risk. We believe that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations and cash flows should not be material to our cash flows or income. It is possible that interest rate movements would increase our unrealized gain or loss on debt securities. We are exposed to changes in foreign currency exchange rates primarily through our translation of our foreign subsidiaries’ financial position, results of operations, and transaction gains and losses as a result of non-U.S. dollar denominated cash flows related to business activities in Europe, and remeasurement of U.S. dollars to the British pound, the functional currency of our U.K. subsidiaries. We are also exposed to the effects of exchange rates in the purchase of certain raw materials, which are in U.S. dollars, but the price on future purchases is subject to change based on the relationship of the Japanese yen to the U.S. dollar. We do not currently hedge our foreign currency exchange rate risk. We estimate that any market risk associated with our international operations or investments is unlikely to have a material adverse effect on our business, financial condition, or results of operation. Our portfolio of marketable debt securities is subject to interest rate risk although our intent is to hold securities until maturity. The credit rating of our investments may be affected by the underlying financial health of the guarantors of our investments. We use silicon wafers but do not enter into forward or futures hedging contracts to mitigate against risks related to the price of silicon.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 24, 2022, the Company conducted an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 24, 2022, as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The term “disclosure controls and procedures” means controls and other procedures that are designed to ensure that information required to be disclosed by the Company in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the requisite time periods and that such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act are accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of September 24, 2022, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 24, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company may engage in legal proceedings arising in the ordinary course of business. Claims, suits, investigations, and proceedings are inherently uncertain and it is not possible to predict the ultimate outcome of such matters and our business, financial condition, results of operations or cash flows could be affected in any particular period.

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

On October 11, 2016, the Company filed its Answer and Affirmative Defenses. The parties completed expert depositions on November 15, 2019. On December 2, 2019, the Company filed a Motion for Partial Summary Judgment requesting the Court dismiss counts 2-7 in their entirety and counts 1 and 8 in part. BlueRadios also filed a Motion for Partial Summary Judgment alleging it is the co-owner of U.S. Patent No. 8,909,296. Responses to the Motions for Partial Summary Judgment were filed on January 15, 2020, and replies were filed on February 19, 2020. On September 25, 2020, the Court denied BlueRadios’ Motion for Partial Summary Judgment. On August 3, 2022, the Court granted the Company’s Motion for Partial Summary Judgment by dismissing counts 3, 6, 7, punitive damages under count 2, and count 8 as it relates to patent applications, and denying the motion as it relates to counts 1, 4, and 5, and the remainder of counts 2 and 8. The Court also ordered discovery reopened for certain limited purposes. A trial date has not yet been set by the Court. The Company has not concluded a loss from this matter is probable; therefore, we have not recorded an accrual for litigation or claims related to this matter for the period ended September 24, 2022. The Company will continue to evaluate information as it becomes known and will record an estimate for losses at the time or times when it is both probable that a loss has been incurred and the amount of the loss is reasonably estimable.

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

Supply shortages have and could continue to impair the quality, reduce the availability or increase the cost of raw materials, which could harm our business. We rely on third-party independent contractors for certain integrated circuit chip sets, backlights, and other critical raw materials such as special glasses, wafers, and chemicals. Lead times for the parts and components that we order vary significantly and depend on factors such as manufacturing cycle times, manufacturing yields, and the availability of raw materials used to produce the parts or components. The semiconductor industry has been and continues to experience a shortage of semiconductor components. We have experienced intermittent shortages of raw materials, which has affected our ability to manufacture and ship units. These shortages have also resulted in an increase in the cost of raw materials and semiconductor components. If these shortages were to further affect our supply of raw materials, our ability to manufacture and distribute our products could continue to be adversely affected, which in turn would adversely affect our results of operations or financial condition.

Geopolitical tensions and any conflicts resulting therefrom may negatively affect our ability to source materials and components required to manufacture our products. We depend principally on a Taiwanese foundry for the fabrication of integrated circuits for our defense display products. This reliance involves several risks, including reduced control over availability, capacity utilization, delivery schedules, manufacturing yields, and costs. Geopolitical changes in China-Taiwan relations could disrupt this foundry’s operations and cause these risks to materialize, which would adversely affect our ability to manufacture our Display products. If this foundry were to become unable to provide the required capacity, services and or quality on a timely basis due to a military or other form of conflict, geopolitical tensions, or other reasons relating thereto, we may not be able to manufacture and ship our Display products or we may be forced to manufacture them in limited quantities until replacement foundry services can be obtained. Furthermore, we cannot assure that we would be able to establish alternative manufacturing and packaging relationships on acceptable terms.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell any securities during the nine months ended September 24, 2022 that were not registered under the Securities Act.

Item 6. Exhibits

Exhibit No.	Description
10.1	Letter Agreement between Kopin Corporation and Michael Murray, dated July 14, 2022.
10.2	Amendment to Employment Agreement between Kopin Corporation and John C. C. Fan, dated September 5, 2022.
31.1	Certification of Michael Murray, Chief Executive Officer, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) *
31.2	Certification of Richard A. Sneider, Chief Financial Officer, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) *
32.1	Certification of Michael Murray, Chief Executive Officer, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) **
32.2	Certification of Richard A. Sneider, Chief Financial Officer, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) **

101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Submitted electronically herewith
**	Furnished and not filed herewith

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 24, 2022 (Unaudited) and December 25, 2021, (ii) Condensed Consolidated Statements of Operations (Unaudited) for the three and nine months ended September 24, 2022 and September 25, 2021, (iii) Condensed Consolidated Statements of Comprehensive Loss (Unaudited) for the three and nine months ended September 24, 2022 and September 25, 2021, (iv) Condensed Consolidated Statements of Stockholders’ Equity (Unaudited) for the three and nine months ended September 24, 2022 and September 25, 2021, (v) Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 24, 2022 and September 25, 2021, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KOPIN CORPORATION
(Registrant)

Date:	November 8, 2022	By:	/S/ MICHAEL MURRAY
Michael Murray
President, Chief Executive Officer
(Principal Executive Officer)

Date:	November 8, 2022	By:	/S/ RICHARD A. SNEIDER
Richard A. Sneider
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)

