Form 10-K
period 2022-12-31
KOPIN CORP
filed 2023-03-14
CIK 771266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 25, 2022 (the last business day of the registrant’s most recent second fiscal quarter), the aggregate market value of outstanding shares of voting stock held by non-affiliates of the registrant was $122,651,842.

As of March 10, 2023, 94,548,269 shares of the registrant’s Common Stock, par value $.01 per share, were issued and outstanding.

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

We have identified the following important factors that could cause actual results to differ materially from those discussed in our forward-looking statements. Such factors may be in addition to the risks described in Part I, Item 1A. “Risk Factors;” Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations;” and other parts of this Form 10-K. These factors include: our ability to source semiconductor components and other raw materials used in the manufacturing of our products amidst continued intermittent shortages, including from new and alternative suppliers; our ability to prosecute and defend our proprietary technology aggressively or successfully; our ability to retain personnel with experience and expertise relevant to our business; our ability to invest in research and development to achieve profitability even during periods when we are not profitable; any disruptions or delays in our supply chains, particularly with respect to semiconductor components, whether resulting from regional or global geopolitical developments or otherwise; our ability to continue to introduce new products in our target markets; our ability to generate revenue growth and positive cash flow, and reach profitability; the strengthening of the U.S. dollar and its effects on the price of our products in foreign markets; the impact of new regulations and customer demands relating to conflict minerals; our ability to obtain a competitive advantage in the wearable technologies market through our extensive portfolio of patents, trade secrets and non-patented know-how; our ability to grow within our targeted markets; the importance of small form factor displays in the development of defense, consumer, and industrial products such as thermal weapon sights, safety equipment, virtual and augmented reality gaming, training and simulation products and metrology tools; the suitability of our properties for our needs for the foreseeable future; and our need to achieve and maintain positive cash flow and profitability.

Item 1.	Business

Overview

Incorporated in Delaware in 1984, Kopin Corporation (“Kopin” or “the Company”) is a leading developer and provider of high-performance application-specific optical solutions consisting of high-resolution microdisplays, microdisplays subassemblies and related components for defense, enterprise, industrial, and consumer products. Our products are used for soldier, avionic, armored vehicle, and training & simulation defense applications; industrial, public safety and medical headsets; 3D optical inspection systems; and consumer augmented reality (“AR”) and virtual reality (“VR”) wearable headsets systems.

As part of our plan to focus our resources on new and existing defense, industrial and consumer applications that are in line with our strategic plan, in January 2023, we conducted a partial spinout of our organic light emitting diode (“OLED”) development unit to Lightning Silicon Technology, Inc. (“Lightning Silicon”). Lightning Silicon received a license to certain Kopin intellectual property to develop, manufacture and sell OLED technologies for use in the consumer market. We received an equity interest in Lightning Silicon and expect to receive royalties from the sale of products related to the licenses. We retained the ability and rights to develop, manufacture and sell OLED displays and complete optical solutions that include microdisplays to our core base in the defense and enterprise markets, as well as value added consumer applications. Lightning Silicon is a company formed by Dr. John C.C. Fan, our Chairman of the Board, and former Chief Executive Officer, to develop and supply advanced OLED microdisplays for the consumer augmented reality and virtual reality markets.

Our strategy is to focus on providing our customers application-specific optical solutions, which sets us apart from our competition who typically only provide displays. We offer display technologies, from our portfolio of display technologies (micro inorganic light emitting diode (“MicroLED”), OLED, liquid crystal on silicon (“LCOS”), and active-matrix liquid crystal displays (“AMLCDs”)) with specific optical designs, and drive electronics in a subassembly for the customer’s particular application. Typically, our product offerings provide a digital image which is overlayed on the analog world.

Our primary current sources of product revenues are from the sale of display and optical components and subassemblies for defense and industrial applications and development contracts primarily for U.S. defense programs. We believe we also are well-positioned with our technology and intellectual property, manufacturing capabilities and partnerships and reputation to take advantage of the emerging market for AR and VR applications and products of which microdisplays are the cornerstone technology. At the center of all our products is a display. We are the only company, to our knowledge, that offers AMLCDs, LCOS displays and OLED displays, and related optics, which enable us to serve the markets and customers based on their need and the problems they are trying to solve. We are also in development to create MicroLED displays. We believe our display technologies, combined with our extensive expertise in optics, system electronics and human factors, are the reason why many customers come to us.

The components we offer for sale consist of our proprietary miniature AMLCD, LCOS, OLED, MicroLED display technologies, application specific integrated circuits (“ASICs”), backlights, and optical lenses. We refer to our AMLCD as “CyberDisplay®,” our LCOS displays/Spatial Light Modulators (“SLMs”) as “Time Domain Imaging TM technology”, and our OLED displays as “Lightning® displays”. Our transmissive AMLCDs are designed in Westborough, Massachusetts, have initial manufacturing steps performed in Taiwan and then are completed in our facility in Westborough, Massachusetts.

Our AMLCD components are sold separately or in subassemblies. For example, we offer a display as a single product, a display module which includes a display, an optical lens and backlight contained in either plastic or metal housings, a binocular display module which has two displays, lenses and backlights, and a higher-level assembly which has additional components for defense applications. Examples of products manufactured by our customers that include our AMLCD components include:

●	Weapon sights and target locators for soldiers to enable faster and more accurate target acquisition;
●	Weapon sight systems that support artificial intelligence (“AI”) based targeting systems in land-based armored systems, light vehicles, and tanks;
●	Fighter pilot helmets that use our display to overlay information (targeting, plane operation, etc.) over the real world scene;
●	Industrial headsets for applications such as field maintenance/service where a service worker can visually access diagrams and drawings in real time while keeping both hands free to conduct work or to access a remote expert with live video to help solve a problem remotely – thereby increasing productivity and effectiveness;
●	Public safety devices such as firefighter masks that include our displays so that a firefighter may use the thermal imager to navigate a smoke-filled building; and
●	AR and VR consumer products for recreational use including rifle sights.

Our LCOS products are designed and manufactured at our Forth Dimension Displays (“FDD”) subsidiary in Dalgety Bay, Scotland. Our LCOS displays are often configured with drive electronics and sold as a package that makes it easier for our customers to design our displays into their end products. A significant portion of the LCOS displays is sold to customers for incorporation into SLMs, which are built into manufacturing equipment that are used for 3D optical measurement.

Our OLED displays provide either color or monochrome images and are offered in a variety of sizes and resolutions. We are currently developing color and monochrome MicroLED displays.

The AMLCD display driver ASICs we offer are the electronic interfaces between our displays and the products into which the displays are incorporated. The optical lenses and backlights we offer are based on either our proprietary designs or designs we license from third parties. The ASICs, optical lenses, and backlights are manufactured by third parties.

Our NVIS, Inc. (“NVIS”) subsidiary is a designer and manufacturer of defense and industrial head-mounted and hand-held VR products and training simulation defense equipment in Reston, Virginia. Depending on the size of the order, NVIS’s products are either manufactured in its Reston, Virginia facility or by a contract manufacturer in the U.S.A. NVIS products allow customers to visualize and interact with simulated 3D environments and equipment for training purposes. Our customers develop high-fidelity training and simulation applications that require high-performance visuals, intuitive controls, and unsurpassed customer support.

The focus of our internally funded research and development activities is on our OLED and MircoLED display technologies. Previously we used internally funded research and development funds to design headset systems that were focused on the emerging enterprise and consumer markets for head-worn, hands-free, voice-and gesture-controlled wireless computing and communication devices. We continue to license our previously designed systems under agreements that may include a royalty payable to us and a purchase and supply agreement that requires us to supply our customers and our customers to buy our components for integration into their products. The licenses may convey the right of exclusivity for a particular market or geographic area.

In addition to sales of our components and subassemblies, we also derive a significant portion of our revenue from developing custom product solutions for our customers which we refer to as Funded Research and Development. We enter into development agreements with the goal of successfully developing a customer product and then winning the production orders for such products once design is complete and tested. These development programs can take several years. The Funded Research and Development process typically adds to Kopin’s knowledge base and expertise, putting us in a better position for future business. The Funded Research and Development arrangements typically have various milestones we are required to achieve to be reimbursed for our efforts. These arrangements are normally fixed price and may be cancelled by the customer on short notice. We also believe that the technologies developed for the U.S. defense industry can eventually be used in commercial and enterprise applications and subsequently in consumer applications.

Sales to significant non-affiliated customers for fiscal years 2022, 2021 and 2020, as a percentage of total revenues, were as follows:

	Sales as a Percent of Total Revenue
	Fiscal Year
	2022	2021	2020
Customer
Defense Customers in Total	52%	40%	50%
DRS Network & Imaging Systems, LLC	40%	31%	35%
Collins Aerospace	28%	30%	27%
Funded Research and Development Contracts	30%	32%	25%

Our fiscal year ends on the last Saturday in December. The fiscal years ended December 31, 2022, December 25, 2021, and December 26, 2020 are referred to herein as fiscal years 2022, 2021 and 2020, respectively.

Augmented and Virtual Reality

The introduction and wide acceptance of the smartphone has generated advances in many technologies including smaller and cheaper electronic components, voice search engines, and wireless 4G and 5G networks. Smartphone adoption has also been the catalyst for the development of software for a wide range of applications. Leveraging off these new technologies and the growth of cloud computing, a new category of emerging AR and VR markets is starting to develop. These AR technologies are being used by the military to provide personnel with enhanced situational awareness by overlaying digital imaging over the real-world scene. These technologies can also be used for hundreds of different applications by enterprise workers, public safety officials, and consumers, bringing ever-increasing productivity, fun, and convenience.

We believe that defense, industrial, and consumer companies are looking at AR and VR as new applications and computing platforms. In addition, wireless network companies are encouraging the development of more products and applications that utilize their network capacity, and other companies are developing products that provide continuous access to digital content. For these markets to develop and grow, advances and investment in display technology, optics, application software, and wireless communications systems with greater bandwidth such as 5G networks will be necessary. These advances in display technologies must increase performance but at the same time the cost of displays must decrease.

Our Solution

Kopin Technology

Kopin technology includes the ability to design, and in most cases, manufacture proprietary small form factor AMLCD, LCOS, OLED and MicroLED displays and optical lenses and the know-how to design and manufacture components and subassemblies based on our display technologies. We also offer proprietary backlights and ASICs that work with our AMLCD displays. Our components are used in our customers’ products, such as headsets for field service personnel, medical professionals, or consumer rifle scopes. We also offer backlights and ASICs that work with our AMLCD displays. The subassemblies we offer combine one or two of our displays, backlight, ASIC, complex optics, and other electronics in an assembly that is then included in a larger system (for example a weapon sight or a targeting system in an armored vehicle). These subassemblies must survive the shock and vibration of weapons fire and operate in extreme environmental conditions. The considerable know-how that goes into the design, materials selection, assembly, and testing of these subassemblies is an important part of our technology.

Display Products

Small form factor displays used in near-eye applications are widely used in defense in many applications such as thermal weapon sights, avionic helmets and training and simulation systems. Small form factor near-eye displays currently have more limited use in industrial products such as wearable headsets that allow users to view data, schematics, and videos to enable them to perform production or repairs. In addition, we believe small form factor near-eye displays are well suited for AR and VR consumer markets and will be a critical component in the development of these markets, which we believe will grow in the coming years. We believe our small form factor displays have certain advantages with respect to small size, resolution, brightness, and low power consumption that are advantageous for product design and usage.

There are several microdisplay technologies commercially available including transmissive, reflective, and emissive. Our principal display products are miniature high-density color or monochrome AMLCDs that range from approximately 428 x 240 resolution to 2048 x 2048 (“2K”) resolution and are sold in either a transmissive or reflective format. We offer emissive OLED displays with a resolution of 1280 x 720 (“720p”), 2048 x 2048 2K, 1280 x 960 (“QVGA”) and have demonstrated a 2560 x 2560 (“2.6K”). We sell our displays individually or in combination with our other components assembled in a unit. For example, we offer a display as a product, a module product unit that includes a single display, backlight and optics in a plastic housing, a binocular display module product that includes two displays, backlights and optics in a plastic housing, and a subassembly that we refer to as an HLA (“Higher-Level Assembly”) that contains a display, light emitting diode based illumination, optics, and electronics in a sealed housing, primarily for defense applications.

Our transmissive AMLCD products, which we refer to as CyberDisplay® products, utilize high-quality, single-crystal-on-silicon, which is the same high-quality silicon used in conventional integrated circuits. This single-crystal-on-silicon is not grown on glass; rather, it is first formed on a silicon wafer and patterned into an integrated circuit (including the active matrix, driver circuitry and other logic circuits) at an integrated circuit foundry. These processes enable the manufacture of miniature active-matrix circuits that are comparable to higher resolution displays relative to passive and other active matrix displays that are fabricated on glass. Our foundry partners fabricate integrated circuits using our proprietary backplane designs for our displays in their foundries in Taiwan. The fabricated wafers are then returned to our facilities, where we lift the integrated circuits off the silicon wafers and transfer them to glass using our proprietary Wafer Engineering technology. The transferred integrated circuits are then processed, packaged with liquid crystal, and assembled into display panels at our Display Manufacturing Center in Westborough, Massachusetts. When combined with the appropriate optic, the display provides the user with a high-resolution, full-screen experience.

Our proprietary technology enables the production of transparent circuits on a transparent substrate, in contrast to conventional silicon circuits, which are on an opaque substrate. Our CyberDisplay products’ imaging properties are a result of the inclusion of a liquid crystal layer between the active-matrix integrated circuit glass and the transparent cover glass. We believe our manufacturing process offers several advantages over conventional active-matrix LCD manufacturing approaches, including:

●	Greater miniaturization;
●	Higher pixel density;
●	Lower power consumption; and
●	Higher brightness.

The color CyberDisplay products generate colors by using color filters with a white backlight. Color filter technology is a process in which display pixels are patterned with materials, which selectively absorb or transmit the red, green, or blue colors of light.

Our reflective LCOS display products are miniature high-density, dual mode color sequential/monochrome reflective microdisplays with resolutions that range from approximately 1280 x 768 pixels (“WXGA”) resolution to 2K resolution. These displays are manufactured by our FDD subsidiary in Scotland. Our reflective displays are based on a proprietary, high-speed, ferroelectric liquid crystal on silicon (“FLCOS”) platform. Our digital software and logic-based drive electronics combined with the very fast switching binary liquid crystal, enables our microdisplays to process images purely digitally and create red, green, and blue gray scale in the time domain. This architecture has major advantages in visual performance over other liquid crystal, organic light-emitting diode, and microelectromechanical systems-based technologies: precisely controlled full color or monochrome gray scale is achieved on a matrix of undivided high fill factor pixels, motion artifacts are reduced to an insignificant level, and there are no sub-pixels, no moving mirrors, and no analog conversions to detract from the quality of the image.

The FLCOS device is comprised of two substrates. The first is a pixelated silicon-based complementary metal-oxide semiconductor (“CMOS”) substrate which is manufactured by our foundry partner based on our proprietary backplane design using conventional silicon integrated circuit lithography processes. The silicon substrate forms the display’s backplane, serving as both the active matrix to drive individual pixels and as a reflective mirror. The second substrate is a front glass plate. Between the backplane and the front glass substrate is a ferroelectric liquid crystal material which, when switched, enables the incoming illumination to be modulated.

Our OLED technology can emit light when electrical current flows through its electroluminescent layers as opposed to our AMLCD which requires a separate light source. Our OLED microdisplays have a top-emitting structure built on opaque silicon integrated circuits rather than on glass. An OLED display typically has a wider viewing angle than an AMLCD. Light from an OLED appears evenly distributed in the forward directions, and so a slight movement of the eye relative to the display does not perceive the change in the image brightness or color. OLED displays can also have a much higher contrast ratio than AMLCDs, which is desirable for some user applications.

Kopin is aims to disrupt the OLED microdisplays industry with a new fabless, scalable business model. We believe the partitioning of OLED manufacturing into multiple parties, each focusing on their core competencies, can make a significant difference in OLED microdisplays performance and supply chain, while reducing the capital cost and overhead costs of entering this business. Making OLED microdisplays involves three major steps: designing backplane circuits, processing silicon wafers to generate backplane wafers, and deposition of OLED layers on silicon backplane wafers and packaging the displays. We believe backplane design is the most intellectual property-intensive area. Kopin has more than 20 patents granted or pending on the design of OLED backplanes to get low power consumption, high frame rates, and more uniform display images. Kopin has established relationships with two silicon foundries to produce OLED backplane wafers. We believe Kopin’s Lightning® backplane technology and the emergence of high-volume OLED manufacturing facilities can reduce the cost of manufacturing OLED displays, thereby expanding the applications for OLED microdisplays.

Our proprietary technology in OLED microdisplays lies mainly in the design of the integrated circuits or “backplane” upon which OLED microdisplays are built. The backplane drives the performance of the display.

Two of the biggest challenges for the OLED microdisplays for AR and VR applications are low brightness and short lifetime. Kopin is working to solve both issues with a double OLED stack approach. We believe most OLED microdisplays commercially available in volume to date have been made with a single-stack OLED structure, namely consisting of a one junction organic diode structure. A duo-stack OLED consists of two OLED structures connected in series so that carriers (electrons-holes) pass through the duo-stack OLED and generate photons twice, instead of once as in the case of a single-stack OLED structure. This structure enables higher brightness without a commensurate increase in power and without the longevity (burn-in) issues which have plagued previous high-brightness single-stack OLED displays. In addition, we believe Kopin’s proprietary ColorMax ™ technology provides an accurate and wide color spectrum without the color mixing that has previously prevented duo-stack OLED structures from rendering accurate color. In addition, we have a proprietary embedded anode structure within the backplane design which we believe will make the design integration of our display in a finished product less complicated for product designers. We call this technology Display on a Chip (DoC). We believe our patent-pending backplane technologies can provide superior performance compared to other OLED products in the market in terms of brightness, power consumption, longevity and color accuracy and we believe these features will improve further as our technology matures.

We have engaged foundry services for the fabrication of the Lightning® OLED backplane wafers. Our model is to sell these wafers to foundries that deposit the organic material on the backplane and manufacture the displays. The deposition foundries will either sell the displays to their customers or to us for resale to our customers. We believe this outsourcing model allows us to leverage our underlying backplane intellectual property as well as the existing infrastructure to obtain lower cost manufacturing and avail ourselves of manufacturing technology improvements as they occur.

Currently we have several OLED microdisplays including a 2K display with 2048 x 2048 resolution in a 0.99” diagonal size, which are aimed at VR and Mixed Reality applications; and a 720p display with 1280 x 720 resolution in a 0.49” diagonal size, which is aimed at AR applications. We have also demonstrated a 2.6K x 2.6K with 2560 x 2560 resolution in a 1.3” diagonal display, which is aimed at VR applications, and a QVGA display with 1280 x 960 resolution in a 0.5” diagonal size, which is aimed at electronic viewfinder and AR applications. Our OLED microdisplays have a combo C-PHY/D-PHY Mobile Industry Processor Interface and display stream compression to allow 120 Hz operation at the full resolution. This display is designed for high-end VR and content streaming applications.

Kopin is also exploring the development of MicroLED microdisplays which offer the possibility of high brightness, wide viewing angle, excellent contrast, and low cost. Kopin is working with other partners to explore the potential benefits and implementation of the technology. If Kopin is successful in developing prototypes, then we expect that high-volume manufacturing process development may be required, including the development of equipment.

By offering transmissive, reflective, and emissive microdisplays technologies today and working with potential customers for MicroLEDs in the future, we believe we can uniquely support whichever technology is best suited for a given application. Transmissive and reflective AMLCDs are typically used in bright light conditions as their brightness can be modulated over a wide range by controlling the backlight operation. OLED displays currently have less brightness range but offer superior contrast and response time characteristics and therefore are better suited in an immersive products environment that blocks out ambient light.

Optical Lenses and Backlights

We offer a variety of optical lenses, some of which we have developed internally and others for which we license the rights to sell. We also offer a variety of backlights, some of which we have developed internally and some of which are “off-the-shelf” components. The lenses come in a variety of sizes with the smallest being our Pupil™, followed by our Pearl™ and Pancake™ lenses. The different sizes of lenses give us and our customers design flexibility when creating headset systems. There is a trade-off between the lens size and the size of the perceived image to the viewer. For example, a Pearl™ lens will provide the viewer with an image approximately equivalent to what the viewer would see looking directly at a smartphone, whereas a Pancake™ lens will provide the viewer with an immersive experience. We use third parties to manufacture these lenses.

Headset Systems

We license an industrial headset reference design, which is a complete head-worn computer that connects to the Internet wirelessly and includes an optical pod with one of our display products, a microprocessor, battery, camera, memory, and various commercially available software packages that we license. We also licensed an industrial headset reference design, which is a device that attaches to a pair of safety glasses, includes an optical pod with one of our display products and a camera and is operated primarily through the use of voice. The display module or optical pod allows users to view information such as maintenance diagrams and instruction sets, Internet data, emails, text messages, maps or other data at a “normal” size because of our specialized optics. Our industrial headsets provide the capability of viewing technical diagrams, by enabling the user to zoom in to see finer details or zoom out to see a larger perspective. We are also developing a headset for the medical market.

Strategy

Our product strategy is to enter Funded Research and Development programs with U.S. defense prime contractors to invent, develop, manufacture, and sell (or license) leading-edge critical technology and microdisplays components and subassemblies that will be used in rugged environments. We intend to use the know-how gained and technology developed from these defense development programs and products to create products that can be used in industrial, enterprise, medical and ultimately consumer applications. The products we develop typically include a microdisplay, optics, and an ASIC in a sealed housing. The products we make for the defense market must be able to withstand the extreme shock and vibration experienced in weapons fire. Accordingly, our intellectual property includes not just our patented microdisplays and a broad range of optics and but also our know-how to manufacture products that can withstand the shock and vibration of weapons fire and extreme environments. The critical elements of our strategy include:

●	Broad Portfolio of Intellectual Property. We believe that our extensive portfolio of patents, trade secrets and non-patented know-how provides us with a competitive advantage in our markets and we have been accumulating a significant patent and know-how portfolio either by internal efforts or through acquisition. We own, exclusively license, or have the exclusive right to sublicense approximately 200 patents and patent applications issued and/or pending worldwide. An important piece of our strategy is to continue to accumulate valuable patented and non-patented technical know-how relating to our microdisplays, including backplane design, and other critical technologies for advanced wearable systems such as optics and drive electronics.

●	Maintain Our Technological Leadership in Defense and Industrial Markets. We are a recognized leader in the design, development, and manufacture of high-resolution microdisplay components and subassemblies for defense and industrial applications. We believe our ability to continue to develop components and subassemblies for defense applications enhances our opportunity to grow within our other non-defense targeted markets such as industrial, medical, and eventually AR and VR consumer markets. We perform research and development contracts for U.S. Government agencies and prime contractors of the U.S. Government. Under these contracts, the U.S. Government funds all or a portion of our efforts to develop next-generation microdisplays, related technologies and products for aviation systems such as pilot helmets, soldier-centric systems such as weapon sights, training and simulation systems and defense armored vehicles. This enables us to supplement our internal research and development budget with additional funding and adds to our expertise in technology, products, and systems.

●	Understand Our Customer Needs. We believe our system know-how, be it a defense, industrial or consumer system, is a compelling reason why customers choose Kopin as their supplier. Unlike many of our competitors who only offer a display, we offer a range of display technologies, optics, backlights, and ASICs as either an individual component or in a system. We believe this enables us to provide superior technology solutions for our customers’ needs. Additionally, our human-factors and system understanding enables us to offer our customers valuable engineering services to solve their issues and reduce time to market for their products.

●	Internally Manufactured Products and Use of Third-Party Manufacturing. We design and manufacture our transmissive and reflective display products in facilities that we lease and manage. However, the initial manufacturing steps for fabricating the silicon wafers are performed at capital-intensive Taiwan foundries. With OLED displays, which we design, we similarly use silicon wafer foundries to produce our backplanes, and we also use OLED deposition foundries to perform the OLED deposition steps for our displays. The use of these third-party foundries reduces our investments in plant and equipment and working capital for new products and enables us to update designs as technology and manufacturing trends change.

Markets and Customers

Our business model is to primarily generate product revenues by selling display components and subassemblies to customers who offer defense, industrial or consumer products and to a lesser extent license our system designs and know-how. We also enter development contracts from customers to either design custom products for them or help them integrate our technology into their products (Funded Research and Development).

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

We have sold our AMLCD products to Collins Aerospace, Elbit, and DRS RSTA Inc. for use in defense applications, to RealWear and Iristik for enterprise wearable products, and to Scott Safety for public safety applications. We have sold our LCOS display products to Saki, Jutze and Mirtec for use in 3D metrology equipment. Our revenues from our OLED displays have primarily been from development contracts with customers that are designing our displays into their products.

For our AMLCD display products to function properly in their intended applications, ASICs and backlights are generally required. Several companies have designed ASICs to work with our display products and our customers can procure these chip sets directly from the manufacturer or through us.

For fiscal years 2022, 2021 and 2020, sales to defense customers, excluding research and development contracts, as a percentage of total revenue were 52%, 40% and 50%, respectively. For fiscal year 2022, Collins Aerospace and DRS Network & Imaging Systems LLC accounted for approximately 28% and 40% of our revenues, respectively.

For fiscal years 2022, 2021 and 2020, research and development revenues, primarily from multiple contracts with various prime contractors of U.S. Government agencies, accounted for approximately 30%, 32% and 25%, respectively, of our total revenues.

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

Component Products and Subassemblies

The pixel size of our current AMLCD transmissive display products ranges from 6.8 to 15 microns. These pixel sizes are much smaller than a pixel size of approximately 100 microns in a typical laptop computer display. The resolutions of our current commercially available AMLCD display products are 428 x 240, 640 x 360, 640 x 480, 854 x 480, 800 x 600, 1,280 x 720 and 1,280 x 1,024 and 2048 x 2048 pixels. The pixel size of our current reflective display products ranges from 8.2 to 13.6 microns. The resolutions of our current commercially available reflective display products are 1,280 x 768, 1,280 x 1,024, 2,048 x 1,536, and 2,048 x 2,048 pixels.

Our AMLCD display product development efforts are primarily focused on improving performance and reducing manufacturing costs. We are continually evaluating our display manufacturing process to reduce costs. Our defense products include subassemblies, and our advanced subassemblies are referred to as HLAs. The HLA may include a display and multiple optical lenses in a hermetically sealed housing. The HLAs are made to very exact tolerances, which require Kopin to manage its supply chain to procure raw materials that meet specification while enabling Kopin to achieve high yields.

The pixel size of our current OLED displays range from 7.8 to 9.2 microns with resolutions of 1,280 x 720, 2,048 x 2,048 and 2,560 x 2,560. We have only recently commenced OLED display developments and therefore our OLED products are much less mature than our AMLCD products.

We offer components such as our optical lenses, backlights, and ASICs, manufactured to our specifications, which we then buy and resell. The components that are made to order rely on either intellectual property we developed or acquired or that we license from third parties.

Funded Research and Development

We have entered various development contracts with agencies and prime contractors of the U.S. Government and commercial customers. These contracts help support the continued development of our core technologies. We intend to continue to pursue development contracts for applications that relate to our defense and commercial product applications. Our contracts contain certain milestones relating to technology development and may be terminated prior to completion of funding. Our funded development projects often lead to a product or component supply agreement. Our policy is to retain our proprietary rights with respect to the principal commercial applications of our technology, however, we are not always able to retain our proprietary rights. To the extent technology development has been funded by a U.S. federal agency, under applicable U.S. federal laws the federal agency that provided the funding has the right to obtain a non-exclusive, non-transferable, irrevocable, fully paid license to practice or have practiced this technology for governmental use. In addition, we may be required to negotiate intellectual property rights with our defense prime contractors. For our commercial development agreements, customers often obtain exclusive rights to a particular display or technology that is developed either permanently or for some period. Revenues attributable to research and development contracts for fiscal years 2022, 2021 and 2020 totaled $14.4 million, $14.7 million and $10.1 million, respectively.

Competition

Kopin’s strategy is to focus on providing our customers application specific optical solutions which sets us apart from our competition who typically only provide displays. We offer display technologies, from our portfolio of display technologies (MicroLED, OLED, LCOS and AMLCD), with specific optical designs, and drive electronics in a subassembly for the customer’s particular application. Typically, our product offerings provide a digital image which is overlayed on the analog world.

The general commercial display market is highly competitive and is currently dominated by large Asian-based electronics companies, including AUO, BOE Technology Group, Himax, LG Display, Samsung, Sharp, Sony and Texas Instruments. In addition, several companies focus on OLED microdisplays including eMAGIN, MicroOLED, Olightek, BOE Technology, Seeya, Seiko Epson and Sony. The display market consists of multiple segments, each focusing on different end-user applications applying different technologies. Competition in the display field is based on price and performance characteristics, product quality, size, and the ability to deliver products in a timely fashion. The success of our display product offerings will also depend upon the adoption of our display products by consumers as an alternative to other active-matrix LCDs or OLEDs and upon our ability to compete against other types of well-established display products and new emerging display products. Particularly significant is a consumer’s willingness to use a near-eye display device, as opposed to a direct-view display that may be viewed from several inches to several feet. Assuming a user is willing to use a near-eye display device, companies such as Samsung and Meta are offering near-eye virtual reality headset products that use large display panels on glass to provide the image as opposed to using microdisplays. Displays on glass typically have lower resolution than our products but are lower in cost on a per square inch basis. We cannot be certain that we will be able to compete against these companies and technologies, or that consumers will accept the use of such eyewear in general or our customers’ product form factor specifically.

There are also several AMLCD, LCOS, OLED, MicroLED and alternative display technologies in development and production. There are many large and small companies that manufacture or are developing products based on these technologies. We outsource the manufacturing of our OLED displays to Chinese foundries. We expect these foundries to offer their own products. Our display products will compete with other displays utilizing these and other competing display technologies.

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

Human Capital Resources

As of December 31, 2022, our consolidated business employed 177 individuals. Of these employees, 8 hold Ph.D. degrees in Material Science, Electrical Engineering or Physics. Our management and professional employees have significant prior experience in semiconductor materials, device transistor and display processing, optical design, manufacturing and other related technologies. Our employees are located in the U.S., Europe and Asia and the laws regarding employee relationships are different by jurisdiction. None of our employees are covered by a collective bargaining agreement. We have policies to prevent discrimination based on gender, race, ethnicity, nationality, religion, sexual orientation, gender identity or gender expression. We take affirmative action to ensure that applicants are hired, and that employees are treated during employment without regard to their race, ethnicity, religion, sex, or national origin. We also take affirmative action to employ and advance veterans in employment. We consider relations with our employees to be good.

In 2004, we finalized and adopted a Code of Business Conduct and Ethics regarding the standards of conduct of our directors, officers and employees. The code is reviewed and updated periodically by our Board of Directors and is available on our website at www.kopin.com.

Environmental, Social & Governance (ESG) Initiatives

We strive to create and maintain a working environment that fosters honesty and hard work and rewards all of our employees’ hard work. We endeavor to make Kopin Corporation a place people are proud to be associated with. With the growing awareness of environmental and social issues we are in the process of creating a more formalized ESG strategy. Our initial process for the strategy creation includes work by a cross-functional ESG team of leaders representing operations, human resources, supply chain, finance, marketing, and facilities departments. We also utilize third-party facility, environmental and legal consulting services. These third-party consultants are assisting us in creating an ESG materiality assessment from which we can develop a baseline assessment for monitoring our progress. Our progress in creating our ESG strategy and other related activities are reported to the Board of Directors.

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

We are not a member of the Responsible Business Alliance (“RBA”); however, we have utilized the themes of the RBA Code of Conduct to supplement our Code of Ethics, including the RBA Code of Conduct’s five critical areas of corporate social responsibility: labor, health and safety, environment, management systems, and ethics. We believe that following by the values noted above and doing our part in each of these areas, we can achieve our business objectives and long-term stockholder value. For additional information, see “Item 1 – Business: Human Capital Resources” in this Form 10-K.

We strive to create a workplace based on the following principles and goals:

Care for Our People

● We believe in upholding the principles of human rights, worker safety, and observing fair labor practices within our organization.

● We respect different viewpoints and perspectives, and ultimately individual thoughts create innovation and achieve better results. We continually evaluate how we provide organizational training, formalize company values, and revitalize recruitment strategy.

● We are committed to employee safety. We have installed safety protocols and monitoring systems. We have periodic audits by third parties to test our systems and perform preventive maintenance. Our policies prohibit an employee from being alone in our production facilities or in unsupervised areas of our facilities.

Environmental Responsibility

● We are committed to protecting the natural environment and our community by complying with all applicable legal and regulatory requirements. We maintain an environmental management system and a specific framework for implementing relevant sustainable practices.

● We ask our employees to help us contribute towards environmental sustainability by looking for opportunities to conserve energy, reduce consumption of natural resources, preserve air and water quality, manage waste properly, reuse and recycle, and reduce the use of toxic substances in our operations where possible, including, in particular, in our clean room and lab facilities. Our clean room facility emissions are less than permitting and reporting thresholds, and we track emissions monthly to verify compliance with the regulations.

● We look for ways to reduce energy consumption in our facilities around the world, including upgrades and/or retrofits to smart heating, ventilation and air conditioning systems. For instance, we have installed variable speed fans, which only turn on based on various metrics, thereby reducing energy usage.

Ethics & Corporate Responsibility

● We are committed to ensuring ethical organizational governance and embracing diversity and inclusion in the board room and throughout the organization.

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

● We also adhere to Rule 13p-1 under the Exchange Act and support efforts to avoid sourcing conflict minerals that directly or indirectly finance or benefit armed groups in the Democratic Republic of Congo and in adjoining countries. Consistent with the Organization for Economic Co-operation and Development Due Diligence Guidance concerning conflict minerals, we adopted the Conflict-Free Sourcing Initiative Due Diligence reporting process and seek to obtain conflict minerals content declarations from our suppliers each year, all in an effort to promote supply chain transparency. We do not directly source tin, tantalum, tungsten, or gold (collectively referred to as 3TG) from mines, smelters or refiners, and we are in most cases several or more levels removed from these supply chain participants.

Government Regulations

Our business is subject to extensive regulation in the industries we serve. We deal with numerous U.S. Government agencies and entities, including but not limited to branches of the Department of Defense (“DoD”).

U.S. defense contractors are among our largest customers, representing a substantial majority of our total revenues. The U.S. Government may terminate a contract with us or our customers either “for convenience” (for instance, due to a change in its perceived needs) or if we default due to our failure or the failure of a general or subcontractor to perform under the contract. If the federal government terminates a contract with one of our customers, our contract with our customers generally would entitle us to recover only our incurred or committed costs, settlement expenses and possibly profit on the work completed prior to termination. However, under certain circumstances, our recovery costs upon termination for convenience of such a contract may be limited. If terminated by the government as a result of our default, we could be liable for payments made to us for undelivered goods or services, additional costs the government incurs in acquiring undelivered goods or services from another source, and any other damages it suffers.

In addition, we are subject to a variety of federal, state and local governmental regulations including the use, storage, discharge and disposal of toxic, volatile or otherwise hazardous chemicals used in our manufacturing process. Failure to comply with present or future regulations could result in fines being imposed on us, suspension of production or cessation of operations. Any failure on our part to control the use of, or adequately restrict the discharge of hazardous substances, or otherwise comply with environmental regulations, could subject us to significant future liabilities. We also cannot be certain that past use or disposal of environmentally sensitive materials in conformity with then existing environmental laws and regulations will protect us from required remediation or other liabilities under current or future environmental laws or regulations. Certain chemicals we import are subject to regulation by the U.S. Government. If we or our suppliers do not comply with applicable laws, we could be subject to adverse government actions and may not be able to import critical supplies.

We are also subject to federal International Traffic in Arms Regulations (“ITAR”) laws which regulate the protection (cybersecurity) and export of technical data and export of products to other nations that may use such data or products for defense purposes. Failure to comply with present or future regulations could result in fines being imposed on us, suspension of production, or a cessation of operations. Any failure on our part to obtain any required licenses for the export of technical data and/or export of our products, or to otherwise comply with ITAR, could subject us to significant future liabilities.

We are also subject to federal importation laws that regulate the importation of raw materials and equipment from other nations that are used in our products. Failure to comply with present or future regulations could result in fines being imposed on us, suspension of production, or a cessation of operations.

Investments in Related Businesses

On September 30, 2019 we entered into an Asset Purchase Agreement with Solos Technology Limited (“Solos Technology”), pursuant to which we sold and licensed certain assets of our Solos product line and Whisper Audio (“Whisper”) technology. As consideration for the transaction, we received 1,172,000 common shares representing a 20.0% equity stake in Solos Technology’s parent company, Solos Incorporation (“Solos Inc.”). Our 20.0% equity stake will be maintained until Solos Inc. has raised a total of $7.5 million in equity financing after which we will need to participate in future equity offerings, or our ownership percentage will be diluted.

We acquired an equity interest in Lenovo New Vision in the first quarter of 2018 for $1.0 million and the contribution of certain intellectual property. As of December 31, 2022, we own approximately 10% interest in this investment and the carrying value of our investment is $1.6 million.

We acquired an equity interest in a medical device company in 2021. As of December 31, 2022, the carrying value of this investment is $0.3 million.

As of December 31, 2022, we own 100% of the outstanding common stock of NVIS and FDD and 80% of the outstanding common stock of e-MDT America (“eMDT”) and we consolidate each of their financial results within our consolidated financial statements.

We terminated operations of our subsidiary, Kopin Software Ltd., in the third quarter of 2019 and are in the process of liquidating it.

On January 5, 2023, the Company entered into a Technology License Agreement and an Asset Purchase Agreement (the “LST Agreements”) with Lightning Silicon Technology, Inc (“LST”). Pursuant to the LST Agreements, the Company issued a license to LST for certain technology associated with our Organic Light Emitting Technology, transferred in-process development contracts with two customers and accounts receivables that the Company had previously determined were not collectible. As consideration for the transaction, the Company received 18,000,000 common shares representing a 20.0% equity stake in LST. The Company will also receive a royalty based on unit sales of product that utilize the technology licensed. Drs. John Fan, the Company’s former President and CEO and current Chairman of the Board, Boryeu Tsaur, a former Executive Vice President of the Company and Hong Choi, the Company’s former Chief Technology Officer, terminated their employment with the Company and became investors in and members of the management team of LST. Dr. Fan is also the founder of LST.

We may from time to time make further equity investments in these and other companies engaged in certain aspects of the display, electronics, optical and software industries as part of our business strategy. In addition, the wearable computing product market is relatively new and there may be other technologies we need to invest in to enhance our product offering. These investments may not provide us with any financial return or other benefit, and any losses by these companies or associated losses in our investments may negatively impact our operating results.

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

We operate in a changing global environment that involves numerous known and unknown risks and uncertainties that could materially adversely affect our financial condition, results of operations, cash flows, and competitive position. Accordingly, our business and financial results are subject to a number of risks and uncertainties, including those set forth below. Additional risks and uncertainties that are not currently known to us or that we currently do not believe to be material may also negatively affect our business and financial results. The risk factors set forth below describe what we believe to be the material risks and uncertainties related to our financial condition, results of operations, cash flows, and competitive position. We have included the risk factors below without any reflection on the relative importance of, or likelihood of, any particular risk factor.

We have experienced a history of losses, have a significant accumulated deficit, have had negative cash flow from operating activities in fiscal years 2022, 2021, and 2020, and expect to have negative cash flow from operating activities in fiscal year 2023. Since inception, we have incurred significant net operating losses. As of December 31, 2022, we had an accumulated deficit of $338.4 million. At December 31, 2022 and December 25, 2021, we had $12.6 million and $29.3 million of cash and cash equivalents and marketable securities, respectively. For the years 2022 and 2021, net cash used in operating activities was $17.7 million and $10.7 million, respectively. The decrease in our cash and cash equivalents and marketable securities is primarily a result of funding our operating losses, of which a significant component is our investments in research and development. We plan to continue to invest in research and development even during periods when we are not profitable, which may result in our incurring losses from operations and negative cash flow. If we do not soon achieve and maintain positive cash flow and profitability, our financial condition will ultimately be materially and adversely affected, and we will be required to raise additional capital. We may not be able to raise any necessary capital on commercially reasonable terms or at all. If we fail to achieve or maintain profitability on a quarterly or annual basis within the timeframe expected by investors, the market price of our common stock may decline.

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

Geopolitical tensions and any conflicts resulting therefrom may negatively affect our ability to source materials and components required to manufacture our products. We depend principally on a Taiwanese foundry for the fabrication of integrated circuits for our defense display products. We use a Chinese foundry for the deposition process in creating our OLED displays. This reliance involves several risks, including reduced control over availability, capacity utilization, delivery schedules, manufacturing yields, and costs. Geopolitical changes in China-Taiwan or China-U.S. relations could disrupt these foundries’ operations and cause these risks to materialize, which would adversely affect our ability to manufacture our display products. If these foundries were to become unable to provide the required capacity, services or quality on a timely basis due to a military or other form of conflict, geopolitical tensions, or other reasons relating thereto, we may not be able to manufacture and ship our display products, or we may be forced to manufacture them in limited quantities until replacement foundry services can be obtained. Furthermore, we cannot assure that we would be able to establish alternative manufacturing and packaging relationships on acceptable terms or at all.

Most of our defense sales are on a fixed-price basis, which could subject us to losses if there are cost overruns. Under a fixed-price contract, we receive only the amount indicated in the contract, regardless of the actual cost to produce the goods. While firm fixed-price contracts allow us to benefit from potential cost savings, they also expose us to the risk of cost overruns. If the initial estimates that we use to calculate the sales price and the cost to perform the work prove to be incorrect, we could incur losses. We have had situations where we have underestimated the cost of a program and incurred losses in fulfilling the contract. As discussed above, we are seeing a global shortage of semiconductors and other raw materials which is resulting in a significant increase in some raw material prices. In addition, the U.S. is experiencing inflation levels not seen in many years which is driving higher labor costs. Some of our contracts have specific provisions relating to cost, scheduling, and performance. If we fail to meet the terms specified in those contracts, then our cost to perform the work could increase, which would adversely affect our financial position and results of operations. Some of the contracts we bid on have Indefinite Delivery, Indefinite Quantity (“IDIQ”) provisions. This means we are bidding a fixed price but are not assured of the quantity the government will buy or when it will buy during the term of the contract. This means we are exposed to the risk of price increases for labor, overhead and raw materials during the term of the contract. We may incur losses on fixed-price and IDIQ contracts that we had expected to be profitable, or such contracts may be less profitable than expected, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

The widespread outbreak of an illness, communicable disease, or any other public health crisis could adversely affect our business, results of operations and financial condition. We could be negatively affected by the widespread outbreak of an illness, communicable disease, or any other public health crisis that results in economic and trade disruptions, including the disruption of global supply chains. The COVID-19 pandemic negatively impacted the economy on a global, national, and local level, disrupted global supply chains, and created volatility and disruption of financial markets. Responses from governmental authorities and companies to reduce the spread of the pandemic affected economic activity through various containment measures including, among others, business closures, work stoppages, quarantine and work-from-home guidelines, limiting capacity at public spaces and events, vaccination requirements, or restrictions of global and regional travel.

We generally do not have long-term contracts with our customers, which makes forecasting our revenues and operating results difficult. We generally do not enter into long-term agreements with our customers obligating them to purchase our products. Our business is characterized by short-term purchase orders with shipment schedules within one year, and we generally permit orders to be canceled or rescheduled before shipment without significant penalty. As a result, our customers may cease purchasing our products at any time, which makes forecasting our revenues difficult. In addition, due to the absence of a substantial non-cancelable backlog, we typically plan our production and inventory levels based on internal forecasts of customer demand, which are highly unpredictable and can fluctuate substantially. The uncertainty of product orders makes it difficult for us to forecast our sales and allocate our resources in a manner consistent with our actual sales. Moreover, our expense levels and the amounts we invest in capital equipment and new product development costs are based in part on our expectations of future sales and, if our expectations regarding future sales are inaccurate, we may be unable to reduce costs in a timely manner to adjust for sales shortfalls, and our results of operations and financial condition could be materially adversely affected.

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

As a result of these and other factors, investors should not rely on our revenues and our operating results for any one quarter or year as an indication of our future revenues or operating results. If our quarterly revenues or results of operations fall below the expectations of investors or public market analysts, the price of our common stock could fall substantially.

Our revenues and cash flows could be negatively affected if sales of our display products for defense applications significantly decline or the current defense development programs are either cancelled or ultimately do not result in future product sales. The sale of our display products to the military for use in thermal weapon sights and avionic helmets has been a primary source of our defense revenues and cash flows over the last several years. We currently are included in the Family Weapon Sight (“FWS”) Individual program and the Joint Strike Fighter (F-35) jet fighter program. In 2022 we experienced quality issues with the products we supplied for the FWS-I program. These quality issues resulted in suspension of shipments to our customer at various times during 2022 as we made modifications to our production processes. We are continuing to make modifications to our production processes as we resolve certain issues. We are in development and qualification of additional defense programs related to avionic helmets, armored vehicles and soldier rifle scopes. Our ability to generate revenues and cash flow from sales to the U.S. military and our customers depends on our Display products remaining qualified in the F-35 Joint Strike Fighter, FWS and other U.S. defense programs, our customers continuing to serve as the suppliers for those programs, and on the U.S. Government/military funding these programs. We may not be awarded contracts for the systems we are in qualification for, and for the systems we are qualified for, we may only be awarded a portion of the program as the U.S. military looks to have multiple sources when possible. Even if our products qualify for these programs, the U.S. Government can opt to change suppliers, in which case demand for our products could be negatively affected. In addition, the government could postpone or cancel these programs. We believe the DoD is evaluating alternative display technologies for the F-35 Strike Fighter program and other defense programs, and we will need to develop and qualify any replacement display technologies. Our ability to generate revenues and cash flow from sales to the U.S. military also depends on winning contracts over our competitors. If we are unable to be qualified into new U.S. defense programs, remain qualified in existing programs, or win orders against our competition, or if defense programs are not funded, then our ability to generate revenues and achieve profitability and positive cash flow will be materially and negatively impacted.

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

We recognize revenue for our defense contracts and some commercial contracts on the over time method which requires significant management judgement, and errors in our judgement could result in our revenue being overstated or understated and the profits or loss reported could be subject to adjustment. For certain contracts with the U.S. Government, we recognize revenue over time as we perform services or deliver goods. The continuous transfer of control to, or performance of services for, the customer is subject to liability clauses in the contract that allow the U.S. Government to unilaterally terminate the contract for convenience, pay us for costs incurred plus a reasonable profit, and take control of any work in process. Contracts with commercial customers may have a similar liability clause. In situations where control transfers or services are performed over time, revenue is recognized based on the extent of progress toward completion of the performance obligation. We generally use the cost-to-cost approach to measure the extent of progress towards completion of the contractual obligation for our contracts. Under the cost-to-cost measure approach, the extent of progress toward completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Revenues are recorded proportionally as costs are incurred. Accounting for design, development and production contracts requires judgment relative to assessing risks, estimating contract revenues and costs and making assumptions for schedule and technical issues. Due to the size and nature of the work required to be performed on many of our contracts, the estimation of total revenue and cost at completion is complicated and subject to many variables. Contract costs include material, labor and subcontracting costs, as well as an allocation of indirect costs. We have to make assumptions regarding the number of labor hours required to complete a task, the complexity of the work to be performed, the availability and cost of materials and the performance of our subcontractors. For contract change orders, claims or similar items, we apply judgment in estimating the amounts and assessing the potential for realization. These amounts are only included in contract value when they can be reliably estimated, and realization is considered probable. If our estimate of total contract costs or our determination of whether the customer agrees that a milestone is achieved is incorrect, our revenue could be overstated or understated, and the profits or loss reported could be subject to adjustment. If our revenues and costs require adjustment, our stock price could decline.

A decline in the U.S. Government defense budget, changes in spending or budgetary priorities, a prolonged U.S. Government shutdown or delays in contract awards may significantly and adversely affect our future revenues, cash flow and financial results. In addition to the Anti-Deficiency Act, in recent years U.S. Government appropriations have been affected by larger U.S. Government budgetary issues and related legislation. As a result, DoD funding levels have fluctuated and have been difficult to predict. Future spending levels are subject to a wide range of factors, including Congressional action. In addition, in recent years the U.S. Government has been unable to complete its budget process before the end of its fiscal year, resulting in both a government shutdown and continuing resolutions to extend sufficient funds only for U.S. Government agencies to continue operating. Most recently, the federal government was shut down due to a lack of funding for over one month between late 2018 and early 2019. Additionally, the national debt has recently threatened to reach the statutory debt ceiling in 2023, and such an event in future years could result in the U.S. Government defaulting on its debts.

As a result, defense spending levels are difficult to predict beyond the near term due to numerous factors, including the external threat environment, future government priorities and the state of government finances. Significant changes in defense spending or changes in U.S. Government priorities, policies and requirements could have a material adverse effect on our results of operations, financial condition or liquidity.

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

Our contracting agency customers may review our performance under and in compliance with the terms of our federal government contracts. If a government review or investigation uncovers improper or illegal activities, we may be subject to civil or criminal penalties or administrative sanctions, including:

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

Our ability to manufacture and distribute our display products would be severely limited if the foundries that we rely on to manufacture integrated circuits for our display products fail to provide those services. We depend principally on a Taiwanese foundry for the fabrication of integrated circuits for our defense display products. In addition, we use Chinese foundries’ services for OLED deposition and processing of OLED displays. We also use foundries in Korea and France and are evaluating other European foundries. We have no long-term contracts with the foundries we use and from time to time we have been put on allocation, which means the foundry will limit the number of wafers they will process for us. If foundries were to terminate or amend their arrangement with us or become unable to provide the required capacity, services and or quality on a timely basis, we may not be able to manufacture and ship our display products or we may be forced to manufacture them in limited quantities until replacement foundry services can be obtained. Furthermore, we cannot assure that we would be able to establish alternative manufacturing and packaging relationships on acceptable terms.

Our reliance on these foundries involves certain risks, including but not limited to:

●	Lack of control over production capacity and delivery schedules;
●	Limited control over quality assurance, manufacturing yields and production costs;
●	The risks associated with international commerce, including unexpected changes in legal and regulatory requirements, changes in tariffs and trade policies and political and economic instability; and
●	Natural disasters such as earthquakes, tsunamis, mudslides, drought, hurricanes and tornadoes.

Due to natural disasters such as earthquakes and typhoons that have occasionally occurred in Asia, many Taiwanese companies, including the Taiwanese foundry we use, have experienced related business interruptions. Our business could suffer significantly if any of the foundries we use have their operations disrupted for an extended period of time due to natural disasters, political unrest or financial instability.

We may be unable to adequately control purchase pricing of certain critical materials, which may materially adversely affect our sales or profitability. We have no long-term pricing contracts on foundry wafers and certain other materials that represent a significant portion of our product bill of material costs. We cannot provide assurance against supplier price increases that negatively impact the cost of producing products, which may adversely affect sales or profitability. Finding and/or qualifying a more cost-effective replacement supplier may take significant time.

Our investments in the development and sale of OLED microdisplays may not be successful which may materially adversely affect our sales, profitability and cash flow. Historically, we have sold products that incorporate our proprietary AMLCDs. We believe that for certain applications OLED microdisplays have performance advantages and we believe some customers have switched or will want to switch from AMCLDs to OLED microdisplays in the next two to three years. We are in the process of designing and developing OLED microdisplays. We expect to make additional monetary investments in their commercialization, though our plan is to outsource their production. We have little experience in production outsourcing. If we are unsuccessful in designing and developing OLED microdisplays or if we are unable to find cost-effective third-party production partners, our sales and profitability may be negatively affected.

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

A disruption to our information technology systems could significantly impact our operations, revenue and profitability. Our data processing systems and our Enterprise Resource Planning (“ERP”) software are cloud-based and hosted by third parties. We also use software packages that are no longer supported by their developer. We have experienced short-term (i.e., a few days) interruptions in our Internet connectivity. An interruption of the third-party systems or the infrastructure that allows us to connect to the third-party systems for an extended period may affect our ability to operate our business and process transactions, which could result in a decline in sales and affect our ability to achieve or maintain profitability.

If our information technology security systems were infiltrated and confidential and/or proprietary information were taken, we could be subject to fines, lawsuits and loss of customers. Significantly larger organizations with much greater resources than us have been the victim of cybercrimes. We routinely receive emails probing our Internet security, and our Internet security systems have detected outside organizations attempting to install Trojan virus software packages in our systems. We rely on our electronic information systems to perform routine transactions to run our business. We transact business over the Internet with customers, vendors and our subsidiaries and have implemented security measures to protect against unauthorized access to this information. We have also implemented security policies that limit access via the Internet from the Company to the outside world based on the individual’s position in the Company. We routinely receive security patches from software providers for the software we use. Our primary concerns are inappropriate access to personnel information, information covered under the International Traffic in Arms Regulation, product designs and manufacturing information, financial information and our intellectual property, trade secrets and know-how.

We may not achieve some or all of the anticipated benefits of our equity investments. At December 31, 2022, we had equity investments in companies totaling $7.7 million, where we have limited, if any, control over their governance, financial reporting and operations. As a result, we face certain operating, financial and other risks relating to these investments, including risks related to the financial strength of the investments. We are required to periodically review the value of these investments for impairment. For example, in the third quarter of 2022, we reviewed the financial condition and other factors of our investment in Lenovo New Vision and as a result, we recorded an impairment charge of $2.0 million to reduce the carrying value of our investment. These investments may not contribute to our earnings or cash flows. In addition, these investments may be required to raise additional capital, which may result in our ownership percentage being decreased.

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

The process of seeking patent protection can be time consuming and expensive and we cannot be certain that patents will be issued from currently pending or future patent applications. We cannot be certain that domestic or foreign intellectual property laws will allow the protection of our intellectual property rights or that others will not independently develop similar products, duplicate our products or design around any patents issued or licensed to us. We may be subject to or may initiate contested patent or patent application proceedings in the United States Patent and Trademark Office, foreign patent offices or the courts, which can demand significant financial and management resources. Patent applications in the U.S. typically are maintained in secrecy until they are published about 18 months after their earliest claim to priority. As publication of discoveries in the scientific and patent literature lags behind actual discoveries, we cannot be certain that we were the first to conceive of inventions covered by our pending patent applications or the first to file patent applications on such inventions. We also cannot be certain that our pending patent applications or those of our licensors will result in issued patents or that any issued patents will provide adequate protection against a competitor. In addition, we cannot be certain that others will not obtain patents that we would need to license or could force us to retool or cease manufacturing and sales of products covered by these patents, nor can we be sure that licenses, if needed, would be available to us on favorable terms, if at all.

We also attempt to protect our proprietary information with contractual arrangements and under trade secret laws. We believe that our future success will depend primarily upon the technical expertise, creative skills and management abilities of our officers and key employees in addition to patent ownership. Our employees enter into agreements containing provisions with respect to confidentiality and the assignment of rights to us for inventions made by them while in our employ. Agreements with consultants generally provide that rights to inventions made by them while consulting for us will be assigned to us unless the assignment of rights is prohibited by the terms of any of their prior agreements. Agreements with employees, consultants and collaborators contain provisions intended to further protect the confidentiality of our proprietary information. To date, we have had no experience in enforcing these agreements. We cannot be certain that these agreements will not be breached or that we would have adequate remedies for any breaches. Our trade secrets may not be secure from discovery or independent development by competitors, in which case we may not be able to rely on these trade secrets to prevent our competitors from using them.

Our products could infringe on the intellectual property rights of others. Companies in the display industry steadfastly pursue and protect their intellectual property rights. This has resulted in considerable and costly litigation to determine the validity and enforceability of patents and claims by third parties of infringement of patents or other intellectual property. Our products could be found to infringe on the intellectual property rights of others. Other companies may hold or obtain patents on inventions or other proprietary rights in technology necessary for our business. Periodically, companies inquire about our products and technology in their attempts to assess whether we violate their intellectual property rights. In the event that our products might infringe upon the patent rights of others, we may be notified, from time to time, that we could be or we are infringing certain patents or other intellectual property rights of others. If we are forced to defend against patent infringement claims, we may face costly litigation, diversion of technical and management personnel, and product shipment delays, even if the allegations of infringement are unwarranted. If there are one or more successful claims of infringement against us and we are unable to develop non-infringing technology or license the infringed or similar technology on a timely basis, or if we are required to cease the manufacture, use, importation and/or sale of infringing products, expend significant resources to develop non-infringing technology or obtain licenses to patents of third parties covering the infringing technology or using one or more of our business or product names due to a successful trademark infringement claim against us, our business could be adversely affected. We are currently involved in an intellectual property dispute with Blue Radios, Inc., as described under Item 3. Legal Proceedings. If the outcome of such a dispute is adverse to us, our business could be adversely affected. We cannot be certain that licenses will be obtainable on acceptable terms, if at all, or that damages for infringement will not be assessed or that litigation will not occur. The failure to obtain necessary licenses or other rights or litigation arising out of any such claims could adversely affect our ability to conduct our business as we presently conduct it and as we plan to conduct it in the future.

Our business could suffer if we lose the services of, or fail to attract, key personnel. To continue to provide quality products in our rapidly changing business, we believe it is important to retain personnel with experience and expertise relevant to our business. Our success depends in large part upon a number of key management and technical employees. The loss of the services of one or more key employees, including Mr. Murray, our President and Chief Executive Officer, could seriously impede our success. We do not maintain any “key-man” insurance policies on Mr. Murray or any other employees. In addition, due to the level of technical and marketing expertise necessary to support our existing and new customers, our success will depend upon our ability to attract and retain highly skilled management, technical, and sales and marketing personnel. Competition for highly skilled personnel is intense and there may be only a limited number of persons with the requisite skills to serve in these positions. Due to the competitive nature of the labor markets in which we operate, we may be unsuccessful in attracting and retaining these personnel. Our inability to attract and retain key personnel could adversely affect our ability to develop and manufacture our products.

If we fail to keep pace with changing technologies, we may lose customers. Rapidly changing customer requirements and evolving technologies and industry standards characterize our industries. To achieve our goals, we need to enhance our existing products and develop and market new products that keep pace with continuing changes in industry standards, requirements and customer preferences. We may be unable to bring to market technologies and products that are attractive to our customers, and as a result, our business, financial condition and results of operations may be materially adversely affected.

Customer demands and new regulations related to conflict-free minerals may adversely affect us. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) imposes disclosure requirements regarding the use of “conflict” minerals mined from the Democratic Republic of Congo and adjoining countries in products, whether or not these products are manufactured by third parties. These requirements could affect the pricing, sourcing and availability of minerals used in the manufacture of semiconductor devices (including our products). We have incurred additional costs associated with complying with the disclosure requirements, such as costs related to determining the source of any conflict minerals used in our products. Our supply chain is complex, and we may be unable to verify the origins of all metals used in our products. We purchase materials from foreign sources that may not cooperate and provide us with the necessary information to allow us to comply with the Dodd-Frank Act. This may require us to find alternative sources, which could delay product shipments. We may also encounter challenges with our customers and stockholders if we are unable to certify that our products are conflict-free.

Changes in tax laws, an unfavorable resolution of tax examinations, or exposure to additional tax liabilities could have a material adverse effect on our results of operations, financial condition and liquidity. We are subject to taxes in the U.S., Korea, China and the United Kingdom. Governments in the jurisdictions in which we operate implement changes to tax laws and regulations periodically. Any implementation of tax laws that fundamentally changes the taxation of corporations in the U.S. or in the foreign jurisdictions in which we operate could materially affect our effective tax rate and could have a significant adverse impact on our financial results.

We may incur significant liabilities if we fail to comply with stringent environmental laws and regulations and the ITAR, or if we did not comply with these regulations in the past. We are subject to a variety of federal, state and local government regulations related to the use, storage, discharge and disposal of toxic or other hazardous chemicals used in our manufacturing process. We are also subject to federal International Traffic in Arms Regulations (ITAR) laws that regulate the export of technical data and export of products to other nations that may use these products for defense purposes. Failure to comply with present or future regulations could result in fines, suspension of production, or a cessation of operations. Any failure on our part to control the use of, or adequately restrict the discharge of, hazardous substances, or otherwise comply with environmental regulations, could subject us to significant future liabilities. Any failure on our part to obtain any required licenses for the export of technical data and/or export of our products or to otherwise comply with ITAR, could subject us to significant future liabilities. In addition, we cannot be certain that we have not violated applicable laws or regulations in the past, which violations could result in required remediation or other liabilities. We also cannot be certain that past use or disposal of environmentally sensitive materials in conformity with then existing environmental laws and regulations will protect us from required remediation or other liabilities under current or future environmental laws or regulations.

We may be unable to modify our products to meet regulatory or customer requirements. From time to time our display products are subject to new domestic and international requirements, such as the European Union’s Restriction on Hazardous Substances Directive. Our customers’ terms and conditions require us to be in compliance with “all laws.” If we are unable to comply with these regulations, we may not be permitted to ship our products, which would adversely affect our revenue and ability to maintain profitability. In addition, if we are found to be in violation of laws, we may be subject to fines and penalties.

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

Our operations are subject to political, legal and economic risks and natural disasters, which could adversely affect our business, results of operations, financial condition and prospects. Credit rating downgrades in certain European countries and/or speculation regarding changes to the composition or viability of the EU create uncertain global economic conditions. The ongoing uncertainty could have a negative economic impact and result in further volatility in the markets for several years. The impact of the Brexit referendum and such ongoing uncertainty may result in various economic and financial consequences for businesses operating in the UK, the EU and beyond. We hold significant assets in the UK and operate a UK subsidiary, and the future impacts of Brexit and the continued uncertainty surrounding the EU could have a material impact on our business, financial condition, results of operations and cash flows.

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

We lease our 74,000 square foot production facility in Westborough, Massachusetts, 10,000 square feet of which is contiguous environmentally controlled production clean rooms operated between Class 10 and Class 1,000 levels. In addition to our Massachusetts facility, we lease a 3,100 square foot facility in Santa Clara, California. We also have a lease in Tokyo, Japan.

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

On October 11, 2016, the Company filed its Answer and Affirmative Defenses. The parties completed expert depositions on November 15, 2019. On December 2, 2019, the Company filed a Motion for Partial Summary Judgment requesting the Court dismiss counts 2-7 in their entirety and counts 1 and 8 in part. BlueRadios also filed a Motion for Partial Summary Judgment alleging it is the co-owner of U.S. Patent No. 8,909,296. Responses to the Motions for Partial Summary Judgment were filed on January 15, 2020, and replies were filed on February 19, 2020. On September 25, 2020, the Court denied BlueRadios’ Motion for Partial Summary Judgment. On August 3, 2022, the Court granted the Company’s Motion for Partial Summary Judgment by dismissing counts 3, 6, 7, punitive damages under count 2, and count 8 as it relates to patent applications, and denying the motion as it relates to counts 1, 4, and 5, and the remainder of counts 2 and 8. The Court also ordered discovery reopened for certain limited purposes. A trial date has not yet been set by the Court. The Company has not concluded a loss from this matter is probable; therefore, we have not recorded an accrual for litigation or claims related to this matter for the period ended December 31, 2022. The Company will continue to evaluate information as it becomes known and will record an estimate for losses at the time or times when it is both probable that a loss has been incurred and the amount of the loss is reasonably estimable.

Item 4.	Mine Safety Disclosures

Not applicable.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the Nasdaq Capital Market under the symbol “KOPN”.

As of March 9, 2023, there were approximately 298 shareholders of record of our common stock, which does not reflect those shares held beneficially or those shares held in “street” name.

We have not paid cash dividends in the past, nor do we expect to pay cash dividends for the foreseeable future. We anticipate that earnings, if any, will be retained for the development of our businesses.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2022 about shares of the Company’s common stock issuable upon the exercise of outstanding options, warrants and rights and available for issuance under our existing equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (b)
Equity compensation plans approved by security holders	1,965,901	$2.22	7,143,668	(1)
Equity compensation plans not approved by security holders	—	$—	—

(1) Amount includes shares available under the 2020 Equity Incentive Plan.

Company Stock Performance

The following graph shows a five-year comparison of cumulative total shareholder return for the Company, the Nasdaq US Benchmark TR Index and the S&P 500 Information Technology index. The graph assumes $100 was invested in each of the Company’s common stock, the Nasdaq US Benchmark TR Index and the S&P 500 Information Technology index on December 31, 2017. Data points on the graph are annual. Note that historical price performance is not necessarily indicative of future performance.

Kopin Corporation
S&P 500 Information Technology Index
NASDAQ US Benchmark TR Index

350
300
250
200
150
100
50
0
Dec-17
Dec-18
Dec-19
Dec-20
Dec-21
Dec-22
Kopin Corporation
S&P 500 Information Technology
NASDAQ US Benchmark TR Index

Item 6.	Reserved

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following discussion should be read in conjunction with our consolidated financial statements and notes to those statements and other financial information appearing elsewhere in this Form 10-K. The following discussion contains forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a number of factors, including the risks discussed in “Item 1A- Risk Factors”, and elsewhere in this Form 10-K. Please refer to our cautionary note on Forward-Looking Statements on page 3 of this Form 10-K.

We are a leading developer, manufacturer and seller of miniature displays and optical lenses (our “components”) for sale as individual displays, components, modules or higher-level subassemblies. We also license our intellectual property through technology license agreements. Our component products are used in highly demanding high-resolution portable defense, enterprise and consumer electronic applications, training and simulation equipment, and 3D metrology equipment. Our products enable our customers to develop and market an improved generation of products for these target applications.

Critical Accounting Estimates

Management’s discussion and analysis of our financial condition and results of operations are based upon our audited consolidated financial statements. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition under the cost-to-cost measurement method, bad debts, inventories, warranty reserves, investment valuations, valuation of stock compensation awards, recoverability of deferred tax assets, liabilities for uncertain tax positions and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for judgments about the carrying values of assets and liabilities that are not apparent from other sources. Actual results may differ from these estimates under different assumptions.

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

Our fixed-price contracts with the U.S. Government or other customers may result in revenue recognized in excess of amounts currently billed. We disclose the excess of revenues over amounts actually billed as Contract assets and unbilled receivables on the balance sheet. Amounts billed and due from our customers are classified as Accounts receivable on the balance sheets. In some instances, the U.S. Government retains a small portion of the contract price until completion of the contract. The portion of the payments retained until final contract settlement is not considered a significant financing component because the intent is to protect the customer. For contracts with the U.S. Government, we typically receive interim payments either as work progresses, by achieving certain milestones or based on a schedule in the contract. We recognize a liability for these advance payments in excess of revenue recognized and present it as Contract liabilities and billings in excess of revenue earned on the balance sheets. The advanced payment typically is not considered a significant financing component because it is used to meet working capital demands that can be higher in the early stages of a contract and to protect us from the other party failing to adequately complete some or all of its obligations under the contract. For industrial and consumer purchase orders, we typically receive payments within 30 to 60 days of shipment of the product, although for some purchase orders, we may require advanced payment prior to shipment of the product.

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

The Company also licenses its intellectual property (“IP”) through technology license agreements which provides the customer the right to use our IP as it exists at a point in time. These agreements may include other performance obligations including the sale of product to the customer. The satisfaction of the Company’s performance obligation, and related recognition of revenue, occurs when the IP is delivered to the customer, the license period has begun and there are no additional performance obligations in the agreement. When the license is distinct from other obligations in the agreement, the Company treats the license and other performance obligations as separate performance obligations. Accordingly, the license is recognized at a point in time or over time-based on the standalone selling price. Under certain license agreements, we may receive royalties based on the sales of the licensed product. We recognize royalty revenue upon the later of when the related sales occur, or when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). Under our current license agreements for which a royalty exists, we have recorded revenue when the related sales by our customer occurs because the performance obligation related to the delivery of the license to the customer has been satisfied.

Inventory

We provide a reserve for estimated obsolete or unmarketable inventory based on assumptions about future demand and market conditions and our production plans. Inventories that are obsolete or slow moving are generally fully reserved (representing the estimated net realizable value) as such information becomes available. Our display products are manufactured based upon production plans whose critical assumptions include non-binding demand forecasts provided by our customers, lead times for raw materials, lead time for wafer foundries to perform circuit processing and yields. If a customer were to cancel an order or actual demand was lower than forecasted demand, we may not be able to sell the excess display inventory and additional reserves would be required. If we were unable to sell the excess inventory, we would establish reserves to reduce the inventory to its estimated realizable value (generally zero).

Investment Valuation

We periodically make equity investments in private companies, accounted for as an equity investment, whose values are difficult to determine. The Company adopted ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Liabilities and the related amendments on December 31, 2017. The Company adopted the measurement alternative for equity investments without readily determinable fair values (often referred to as cost method investments) on a prospective basis. When assessing investments in private companies for impairment, we consider such factors as, among others, the share price from the investee’s latest financing round, the performance of the investee in relation to its own operating targets and its business plan, the investee’s revenue and cost trends, the liquidity and cash position, including its cash burn rate and market acceptance of the investee’s products and services. Because these are private companies that we do not control we may not be able to obtain all of the information we would want in order to make a complete assessment of the investment on a timely basis. Accordingly, our estimates may be revised if other information becomes available at a later date.

In addition to the above, we make investments in government and agency-backed securities and corporate debt securities. For all of our investments, we provide for an impairment valuation if we believe a decline in the value of an investment is other-than-temporary, which may have an adverse impact on our results of operations. The determination of whether a decline in value is other-than-temporary requires that we estimate the cash flows we expect to receive from the security. We use publicly available information such as credit ratings and financial information of the entity that issued the security in the development of our expectation of the cash flows to be received. Historically, we have periodically recorded other-than-temporary impairment losses, however we have not done so recently.

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

Our income tax provision is based on calculations and assumptions that will be subject to examination by tax authorities. Despite our history of operating losses there can be exposures for state taxes or foreign tax that may be due. We regularly assess the potential outcomes of these examinations and any future examinations for the current or prior years in determining the adequacy of our provision for income taxes. Should the actual results differ from our estimates, we would have to adjust the income tax provision in the period in which the facts that give rise to the revision become known. Such adjustment could have a material impact on our results of operations. We have historically established valuation allowances against all of our net deferred tax assets because of our history of generating operating losses and restrictions on the use of certain items. Our evaluation of the recoverability of deferred tax assets has also included an analysis of the expiration dates of net operating loss carryforwards. In forming our conclusions as to whether the deferred tax assets are more likely than not to be realized we consider the sources of our income and the projected stability of those sources and product life cycles.

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

We are a display supplier for the U.S. Army’s Family of Weapon Sights-Individual and Joint Strike Fighter F-35 programs and are undergoing qualification for the FWS - Crew Served variant. We are also in development for a new series of displays systems for the System Enhancement Package (SEP IV) program. The FWS, SEP IV and our existing production avionic programs are expected to increase production for the next several years. There are other firms offering products which compete against us in the defense programs and all of the programs we supply product to are subject to the U.S. Government defense budget and procurement process. Accordingly, there can be no assurances we will continue to ship under our defense contracts.

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

Predicting our R&D revenue and related trends is challenging because we have limited ability to forecast whether we will be awarded additional R&D contracts in the future as such awards depend on the U.S. military budget and priorities. We cannot assure that the R&D contracts will result in workable products or if successful our products developed under these contracts will be procured by our customers. If we do not continue to win R&D contracts or if there is no demand for the products developed under these contracts, our ability to achieve profitability and positive cash flow could be negatively affected because the R&D revenues (or the products derived from the R&D contracts) would not be available to cover the allocated overhead and selling, general and administrative costs which may remain. Some of our contracts are fixed priced and we may incur cost overruns that would result in losses on the contracts. If we incur such losses on our contracts our ability to achieve profitability and positive cash flow could be negatively affected.

Because our fiscal year ends on the last Saturday of December, every seven years we have a fiscal year with 53 weeks. Our fiscal year 2022 was a 53-week year and 2021 and 2020 were 52-week years.

Revenues. Our revenues by display application, which include product sales and amounts earned from research and development contracts, for fiscal years 2022, 2021 and 2020 by category, were as follows:

(In thousands)	2022	2021	2020
Defense	$24,780	$18,180	$20,231
Industrial/Enterprise	6,136	9,710	6,882
Consumer	1,497	1,871	852
Research and Development	14,357	14,669	10,123
Other	7	121	553
License and royalties	624	1,115	1,487
Total Revenues	$47,401	$45,666	$40,128

Fiscal Year 2022 Compared to Fiscal Year 2021

Sales of our products for Defense applications include systems used by the military both in the field and for training and simulation. Sales of our products for Defense applications may be for a one-time purchase or for programs that run for several years. Revenues from product sales to defense customers increased in 2022 compared to 2021, primarily due to an increase in shipments of our products into the FWS- Individual, Joint Strike Fighter and training and simulation programs.

Industrial/Enterprise applications revenues represent customers who purchase our display products for use in headsets used for manufacturing, distribution, public safety, 3D metrology equipment and other industrial applications. Our 3D metrology customers are primarily located in Asia and they sell to Asian contract manufacturers who use the 3D metrology machines for quality control purposes. The decrease in Industrial/Enterprise applications revenues in 2022 compared to 2021 was primarily due to a decrease in sales to customers who use our display components in 3D metrology equipment and industrial headsets.

Sales of our displays for Consumer applications are primarily for use in thermal imaging products, recreational rifle and hand-held scopes. The decrease in Consumer applications in 2022 compared to 2021 was primarily due to decreased demand for our organic light emitting displays (“OLEDs”).

R&D revenues decreased in 2022 as compared to 2021 primarily due to reduced funding for new display technology development for U.S. defense programs, which was partially offset by increased funding for OLED display development. These contracts typically reimburse us for direct costs and allocated overhead and selling, general and administrative costs and in some cases profit. In 2022 and 2021, our R&D revenues exceeded funded R&D expenses by approximately $4.1 million and $4.7 million, respectively.

The decrease in license and royalty revenue in 2022 compared to 2021 is due to lower royalties earned under IP license agreements for industrial wearable headsets.

International product sales represented approximately 22% and 38% of product revenues for 2022 and 2021, respectively. We categorize our revenues as either domestic or international based upon the delivery destination of our product. For example, if the customer is located in Asia or if a U.S. customer has its Asian contract manufacturer order product from us and we deliver the product to Asia, we categorize both these sales as international. In addition, if we earn royalties on sales from a customer, the royalties are categorized as domestic or international based on how the product revenues are categorized. Our international sales decreased in 2022 as compared to 2021 due to a decrease in sales of our products for 3D metrology application by our subsidiary, FDD and industrial headset products manufactured overseas. Our international sales are primarily denominated in U.S. dollars. Consequently, a strengthening of the U.S. dollar could increase the price in local currencies of our products in foreign markets and make our products relatively more expensive than competitors’ products that are denominated in local currencies, which could result in a reduction in sales or profitability in those foreign markets. As a result, our financial position and results of operations are subject to exchange rate fluctuation in transactional and functional currency. We have not taken any protective measures against exchange rate fluctuations, such as purchasing hedging instruments with respect to such fluctuations, because of the historically stable exchange rate between the Japanese yen, Great Britain pound and the U.S. dollar. Foreign currency translation impact on our results, if material, is described in further detail under “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” section below.

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

Sales of our displays for Consumer applications is primarily for the use in thermal imaging products, recreational rifle and hand-held scopes. The increase in Consumer applications in 2021 compared to 2020 was primarily due to increased demand for our OLEDs.

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

International product sales represented approximately 38% and 20% of product revenues for 2021 and 2020, respectively. Our international sales increased in 2021 as compared to 2020 due to an increase in sales of our products for 3D metrology application by our subsidiary, FDD, located in Scotland.

Cost of Product Revenues. Cost of product revenues, which is comprised of materials, labor and manufacturing overhead related to the production of our products for fiscal years 2022, 2021 and 2020 were as follows:

(In thousands, except percentages)	2022	2021	2020
Cost of product revenue	$32,559	$25,052	$21,398
Cost of product revenues as a % of net product revenues	100%	83.8%	75.0%

Fiscal Year 2022 Compared to Fiscal Year 2021

Cost of product revenues increased as a percentage of revenues in 2022 as compared to 2021 primarily due to lower production volumes in the second and third quarters of fiscal year 2022. In fiscal 2022, we had lower manufacturing efficiencies driven by disruptions to the manufacturing process caused by intermittent raw material shortages and higher prices for raw materials. Also, in the third quarter of 2022, we incurred $1.0 million in warranty charges due to quality issues. In the fourth quarter of 2022, gross margins declined due to lower absorption of costs as we reduced production to make process changes in manufacturing the products.

There is currently a global shortage of semiconductor circuit chips and other raw materials. The shortage did not have a material impact on our results of operations for the fiscal year 2021. For fiscal year 2022 we have identified a shortage of several semiconductor components from our normal vendors which are necessary to manufacture our products. We continue to search for and procure all necessary components from our current vendors and new alternative vendors. In certain situations, we can obtain the components but at a significantly increased cost. The inability to procure a single component will prevent the completion of our product and the ability to sell the product. Our products go through extensive qualification processes and therefore our customers may not accept a replacement component. We are unable to determine if we will be able to obtain all necessary components for fiscal 2023. If we are unable to obtain all necessary components, we may be required to stop production which would negatively affect our cash flow and results of operations.

Fiscal Year 2021 Compared to Fiscal Year 2020

Cost of product revenues increased as a percentage of revenues in 2021 as compared to 2020 primarily due to lower production volumes in the second and third quarter of fiscal year 2021, which resulted from reduced production of our FWS-I products as we made some process changes in manufacturing the products.

Research and Development. R&D expenses are incurred in support of internal display development programs or programs funded by agencies or prime contractors of the U.S. Government and commercial partners. R&D costs include staffing, purchases of materials and laboratory supplies, circuit design costs, fabrication and packaging of display products and allocated overhead. In fiscal year 2022, our Funded R&D expenditures were primarily related to our display products and defense systems and our Internal R&D was primarily related to the development of OLED displays. R&D expenses for fiscal years 2022, 2021 and 2020 were as follows:

(In thousands)	2022	2021	2020
Funded	$10,280	$9,976	$7,746
Internal	8,388	6,312	3,924
Total	$18,668	$16,288	$11,670

Fiscal Year 2022 Compared to Fiscal Year 2021

Funded R&D expense for 2022 increased as compared to 2021 primarily due to an increase in the number of defense related contracts we have been awarded. Internal R&D expense for 2022 increased as compared to the prior year primarily due to increased OLED development.

Fiscal Year 2021 Compared to Fiscal Year 2020

Funded R&D expense for 2021 increased as compared to 2020 primarily due to an increase in the number of defense related contracts we have been awarded. Internal R&D expense for 2021 increased as compared to the prior year primarily due to increased OLED development.

Selling, General and Administrative. Selling, general and administrative (“SG&A”) expenses consist of the expenses incurred by our sales and marketing personnel and related expenses, and administrative and general corporate expenses. SG&A expenses for the fiscal years 2022, 2021 and 2020 were as follows:

(In thousands, except percentages)	2022	2021	2020
Selling, general and administrative expense	$17,965	$18,101	$11,823
Selling, general and administrative expense as a % of total revenue	37.9%	39.6%	29.5%

Fiscal Year 2022 Compared to Fiscal Year 2021

SG&A for 2022 decreased as compared to 2021 primarily due to a decrease of approximately $2.9 million in non-cash stock-based compensation, partially offset by a $0.8 million increase in compensation and benefits and $1.4 million of higher professional fees.

Fiscal Year 2021 Compared to Fiscal Year 2020

SG&A for 2021 increased as compared to 2020 primarily due to increases of approximately $3.1 million in non-cash stock-based compensation, $1.4 million in compensation and benefits, $0.3 million in insurance and $0.9 million in bad debt expense, partially offset by $0.6 million of lower professional fees.

Impairment of Goodwill and Intangibles. Goodwill and intangibles are evaluated for impairment annually or more often if indicators of potential impairment are present. Our annual impairment testing of goodwill is performed separately from our impairment testing of intangibles. The Company performs impairment tests of goodwill at its reporting unit level. The goodwill valuations that are utilized to test these assets for impairment are depending on a number of significant estimates and assumptions, including macroeconomic conditions, overall growth rates, competitive activities, cost containment, Company business plans and the discount rate applied to cash flows. We believe these estimates and assumptions are reasonable and are comparable to those that would be used by other market participants. There was no impairment of goodwill for the fiscal years 2022, 2021 and 2020.

Total Other Income , Net. Other income is primarily composed of interest income, revaluation and impairment of equity investments, foreign currency transactions, remeasurement gains and losses incurred by our UK-based subsidiaries and other non-operating income items. Other income, for the fiscal years 2022, 2021 and 2020 were as follows:

(In thousands)	2022	2021	2020
Total other income , net	$2,608	$436	$361

Fiscal Year 2022 Compared to Fiscal Year 2021

In 2022 we recorded a gain of $4.7 million resulting from the revaluation of an equity investment. In 2022 we recorded a $2.0 million impairment charge on an equity investment. Also in 2022, we recorded $0.3 million of foreign currency losses compared to $0.1 million of foreign currency gains recorded in 2021.

Fiscal Year 2021 Compared to Fiscal Year 2020

In 2021, we recorded $0.1 million of foreign currency gains compared to $0.3 million of foreign currency gains recorded in 2020. In 2021, we recorded a $0.3 million gain on an equity investment.

Tax provision

(In thousands)	2022	2021	2020
Tax provision	$(144)	$(129)	$(129)

Fiscal Year 2022 Compared to Fiscal Year 2021

The provision for income taxes for the fiscal years ended 2022 and 2021 of approximately $(0.1) million was due to the accretion of additional potential liabilities related to uncertain tax positions and deferred tax liabilities for the Company’s former Korean subsidiary.

Fiscal Year 2021 Compared to Fiscal Year 2020

The provision for income taxes for the fiscal years ended 2021 and 2020 of approximately $(0.1) million was due to the accretion of additional potential liabilities related to uncertain tax positions and deferred tax liabilities for the Company’s former Korean subsidiary.

Net loss (income) attributable to noncontrolling interest. As of December 31, 2022, we owned 80% of the equity of eMDT. Net loss (income) attributable to noncontrolling interest on our consolidated statement of operations represents the portion of the results of operations of our majority owned subsidiaries which is allocated to the shareholders of the equity interests not owned by us. The change in net loss attributable to noncontrolling interest in 2022 compared to 2021 was $0.1 million and in 2021 compared to 2020 was $0.1 million and was a result of net losses attributable to minority shareholders of eMDT.

Liquidity and Capital Resources

At December 31, 2022 and December 25, 2021, we had cash and cash equivalents and marketable securities of $12.6 million and working capital of $16.4 million compared to $29.3 million and $34.7 million, respectively. The change in cash and cash equivalents and marketable securities was primarily due to cash used in operations of $17.7 million, which was partially offset by cash generated from sales of our common stock.

In the first quarter of fiscal year 2021, we sold 2.4 million shares of common stock for gross proceeds of $16 million (average of $6.66 per share), before deducting broker expenses paid by us of $0.5 million pursuant to the Company’s At-The-Market Equity Offering Sales Agreement dated as of February 8, 2019 (the “Previous ATM Agreement”) with Stifel, Nicolaus & Company, Incorporated, (“Stifel”) as agent. In the second quarter of 2021, we sold 0.1 million shares of common stock for gross proceeds of $0.8 million (average of $6.74 per share), before deducting broker expenses paid by us of $0.1 million under the Previous ATM Agreement. The Previous ATM Agreement has since terminated pursuant to its terms as a result of the sale of all the shares subject to such agreement. On March 5, 2021, the Company entered into a new At-The-Market Equity Offering Sales Agreement (the “Current ATM Agreement”) with Stifel under which we may sell up to $50 million of our common stock. In the third quarter of 2021, we sold 0.6 million shares of common stock for gross proceeds of $4.8 million (average of $8.06 per share), before deducting broker expenses paid by us of $0.1 million under the Current ATM Agreement.

In the second quarter of 2022, we sold 1.5 million shares of common stock and 0.2 million shares of treasury stock for gross proceeds of $2.1 million (average of $1.26 per share) before deducting broker expenses paid by us of less than $0.1 million and in the third quarter of 2022, the Company sold 675,000 shares of common stock for gross proceeds of approximately $0.9 million (average of $1.27 per share) before deducting broker expenses paid by us of less than $0.1 million, pursuant to pursuant to the Current ATM Agreement. The net proceeds from the sale of common shares were used for general corporate purposes, including working capital. At December 31, 2022 we had available $41.4 million for sale of common stock under the Current ATM Agreement.

On January 27, 2023, we sold 17 million shares of registered common stock to certain investors and issued pre-funded warrants to purchase up to 6,000,000 shares of common stock at a public offering price of $0.99 per pre-funded warrant, which equals the public offering price per share of the common stock less the $0.01 per share exercise price of each pre-funded warrant. The gross proceeds of these transactions were $22.9 million, before deducting underwriting discounts and offering expenses paid by us of $1.5 million.

During the second quarter of 2021, we received proceeds from loans in the amount of approximately $2.2 million pursuant to the Paycheck Protection Program (“the PPP loan”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). During the second quarter of the fiscal year 2021 we repaid $2.1 million of the loans and we repaid $0.1 million in July 2020. Our decision to terminate the loans was based on additional guidance issued by the Small Business Administration. There were no prepayment penalties in connection with the voluntary repayment.

The following table presents the components of our cash and cash equivalents and marketable debt securities held in U.S. dollars as of the dates presented:

	December 31, 2022	December 25, 2021
Domestic locations	$11,778,324	$27,031,695
Foreign locations	629,793	865,416
Subtotal cash and cash equivalents and marketable debt securities held in U.S. dollars	12,408,117	27,897,111
Cash and cash equivalents held in other currencies and converted to U.S. dollars	239,539	1,398,355
Total cash and cash equivalents and marketable debt securities	$12,647,656	$29,295,466

We have no plans to repatriate the cash and cash equivalents held in our foreign subsidiary FDD.

The manufacturing operations at our Korean facility, Kowon, have ceased and Kowon was liquidated at fiscal year ended 2018. We have recorded deferred tax liabilities for any additional withholding tax that may be due to the Korean government upon Kowon’s final tax return acceptance.

We have incurred net losses of $19.3 million, $13.4 million and $4.4 million for the fiscal years 2022, 2021 and 2020, respectively, and net cash outflows from operations of $17.7 million, $10.7 million and $4.4 million for the fiscal years ended 2022, 2021 and 2020, respectively. Our net cash outflows from operations was partially a result of funding our ongoing investments in research and development which we believe will continue. We have in the past sold equity securities through an at the market offering and in the traditional fashion of significant equity offerings. We estimate we will have sufficient liquidity to fund operations at least through the first quarter of 2024. Nonetheless, we monitor the capital markets on an ongoing basis and may consider raising capital if favorable market conditions develop. If our actual results are less than projected or we need to raise capital for additional liquidity, we may be required to do additional equity financings, reduce expenses or enter into a strategic transaction. However, we can make no assurance that we will be able to raise additional capital, reduce expenses sufficiently, or enter into a strategic transaction on terms acceptable to us, or at all.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Seasonality

Our revenues have not followed a seasonal pattern for the past three years and we do not anticipate any seasonal trend to our revenues in 2023.

Contractual Obligations

Under our former CEO’s (“Dr. Fan”) employment agreement, commencing in January 2023, Dr. Fan (or in the event of his death prior to completion of all installments to his surviving spouse, or if none to his estate) will receive $1,500,000 in equal monthly installments.

The following is a summary of our contractual lease payment obligations as of December 31, 2022:

	Payment due by period
	Total	Less than 1 year	1-3 Years	4-5 years	More than 5 years
Operating Lease Obligations	$3,914,894	976,329	2,133,232	805,333	—

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We invest our excess cash in high-quality U.S. Government, government-backed (i.e., Fannie Mae, FDIC guaranteed bonds and certificates of deposit) and corporate debt instruments, which bear lower levels of relative risk. We believe that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations and cash flows should not be material to our cash flows or income. It is possible that interest rate movements would increase our unrealized gain or loss on debt securities. We are exposed to changes in foreign currency exchange rates primarily through our translation of our foreign subsidiaries’ financial position, results of operations, and transaction gains and losses as a result of non-U.S. dollar-denominated cash flows related to business activities in Asia and Europe, and remeasurement of U.S. dollars to the functional currency of our U.K. subsidiary. We are also exposed to the effects of exchange rates in the purchase of certain raw materials which are in U.S. dollars but the price on future purchases is subject to change based on the relationship of the Japanese yen to the U.S. dollar. We do not currently hedge our foreign currency exchange rate risk. We estimate that any market risk associated with our international operations or investments is unlikely to have a material adverse effect on our business, financial condition or results of operation. Our portfolio of marketable debt securities is subject to interest rate risk although our intent is to hold securities until maturity. The credit rating of our investments may be affected by the underlying financial health of the guarantors of our investments. We use silicon wafers in our production processes but do not enter into forward or futures hedging contracts.

Item 8.	Financial Statements and Supplementary Data

The financial statements required by this Item are included in this Report on pages 43 through 70. Reference is made to Item 15 of this Report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with filing the Form 10-K, management, under the supervision of and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. Based upon that evaluation, our CEO and CFO concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our internal control over financial reporting as of December 31, 2022, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on that evaluation, our management concluded that, as of December 31, 2022, internal control over financial reporting was effective based on criteria established in Internal Control-Integrated Framework issued by the COSO.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal year ended December 31, 2022 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.	Other Information

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspection

Not applicable.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required under this item is incorporated herein by reference to our Proxy Statement relating to our 2023 Annual Meeting of Stockholders (the “Proxy Statement”). We expect to file the Proxy Statement with the SEC in April 2023 (and, in any event, no later than 120 days after the close of our last fiscal year).

Code of Ethics. We have adopted a Code of Business Conduct and Ethics (“the Code”) that applies to all of our employees (including our CEO and CFO) and directors. The Code is available on our website at www.kopin.com. We intend to satisfy the disclosure requirement regarding any amendment to or waiver of a provision of the Code applicable to any executive officer or director, by posting such information on our website.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Kopin Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Kopin Corporation and its subsidiaries (the Company) as of December 31, 2022 and December 25, 2021, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and December 25, 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Research and Development Revenues

The Company’s research and development revenues, where control transfers over time and revenue is recognized based on the extent of progress towards completion of the performance obligation, were $14,357,222 for the year ending December 31, 2022 and are described in Note 1 of the consolidated financial statements. The Company recognizes revenue for certain of its research and development contracts over time, generally using the input (cost-to-cost) method. Progress is measured and revenues from research and development contracts are generally recognized on an input method of accounting as costs are incurred. Under the input method, revenue is recognized based on contract costs expended to date relative to total contract costs intended to be expended. Management exercises significant judgment in determining revenue recognition for these customer contracts as the estimate of the total contract costs is critical to the recognition of revenue based under the input method.

We identified the Company’s accounting for revenue recognition of research and development contracts, which are accounted for under the input method, to be a critical audit matter because of the significant assumptions and judgments used by management in determining the estimated costs to be incurred throughout the customer contract. Auditing management’s estimation of cost recognition required significant audit effort and a high degree of auditor judgment and subjectivity to evaluate the audit evidence obtained.

Our audit procedures related to the Company’s revenue recognition of research and development contracts included the following, among others:

●	Tested actual costs incurred on a sample basis and the mathematical accuracy within the Company’s input (cost-to-cost) method.
●	Selected a sample of customer contracts and performed the following procedures:

◌	Read the underlying contracts and agreed the Company’s total budgeted costs to approved management budgets.
◌	Evaluated management’s ability to estimate progress towards completion by performing a review of contracts that were completed or spanned multiple years to determine the accuracy and precision of the Company’s estimation process.
◌	Evaluated management’s ability to achieve the estimates of total profit by performing corroborating inquiries with Company personnel, including project managers, and comparing the estimates to actual subsequent results and documentation.

Equity Investment

As described in Notes 5 of the consolidated financial statements, the Company has an equity investment in a privately held company which was acquired through purchasing capital and contributing certain intellectual property. During the year ended December 31, 2022, the Company performed an impairment analysis based upon the review of available historical financial information and a forecasted projection prepared by management. As a result of this review, the Company recorded an impairment charge of $2,000,000 on the equity investment for the year ended December 31, 2022.

We identified the Company’s determination of the fair value of the equity investment in a privately held company as a critical audit matter because of the significant judgment and assumptions used by management in determining the equity investment’s fair value. Auditing management’s estimation of the fair value of the equity investment in a privately held company required significant audit effort and a high degree of auditor judgment and subjectivity to evaluate the audit evidence obtained.

Our audit procedures related to the Company’s estimation of the fair value of the equity investment in a privately held company included the following, among others:

●	Evaluated the appropriateness of management’s interpretation of the accounting guidance for the equity investment in a privately held company.
●	Evaluated the reasonableness of management’s impairment analysis on the equity investment in a privately held company, including the forecasted projection developed by management that was derived from information made available by the investee, and compared the projections prepared to subsequent actual results.
●	Utilized professionals with specialized skills and knowledge to evaluate the valuation approach and assess the appropriateness of the assumptions, used in estimating the fair value of the equity investment in a privately held company, including the selected discount rate and the implied multiples based on guideline public companies.

/s/ RSM US LLP

We have served as the Company’s auditor since 2019.

Stamford, Connecticut

March 14, 2023

KOPIN CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31, 2022	December 25, 2021
ASSETS
Current assets:
Cash and cash equivalents	$8,258,878	$26,787,931
Marketable debt securities, at fair value	4,388,778	2,507,535
Accounts receivable, net of allowance of $303,000 and $150,000 in 2022 and 2021, respectively	6,537,891	12,113,070
Contract assets and unbilled receivables	4,068,364	2,299,392
Inventory	6,426,400	6,581,139
Prepaid taxes	105,495	160,599
Prepaid expenses and other current assets	1,074,867	1,758,079
Total current assets	30,860,673	52,207,745
Property, plant and equipment, net	1,831,641	1,888,963
Operating lease right-of-use assets	3,168,520	3,828,066
Other assets	170,132	170,932
Equity investments	7,721,206	4,912,022
Total assets	$43,752,172	$63,007,728
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,438,980	$5,483,970
Accrued payroll and expenses	2,879,139	2,413,744
Accrued warranty	1,966,000	517,000
Contract liabilities and billings in excess of revenue earned	930,500	4,063,031
Operating lease liabilities	786,928	701,204
Accrued post-retirement benefits	790,000	—
Other accrued liabilities	1,182,346	1,202,635
Customer deposits	—	2,638,103
Deferred tax liabilities	482,739	513,417
Total current liabilities	14,456,632	17,533,104
Noncurrent contract liabilities and asset retirement obligations	248,284	288,634
Operating lease liabilities, net of current portion	2,576,883	3,108,236
Accrued post-retirement benefits, net of current portion	1,110,000	1,150,000
Other long-term liabilities, net of current portion	1,369,758	1,300,897
Total liabilities	19,761,557	23,380,871
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, par value $.01 per share: authorized, 3,000 shares; none issued	—	—
Common stock, par value $.01 per share: authorized, 150,000,000 shares; issued 94,920,060 shares in 2022 and 92,146,761 shares in 2021; outstanding 92,883,524 in 2022 and 89,988,528 in 2021, respectively	929,540	900,691
Additional paid-in capital	360,567,631	356,931,157
Treasury stock (70,635 and 80,641 shares in 2022 and 2021, at cost)	(103,127)	(366,110)
Accumulated other comprehensive income	1,176,068	1,414,351
Accumulated deficit	(338,406,815)	(319,080,898)
Total Kopin Corporation stockholders’ equity	24,163,297	39,799,191
Noncontrolling interest	(172,682)	(172,334)
Total stockholders’ equity	23,990,615	39,626,857
Total liabilities and stockholders’ equity	$43,752,172	$63,007,728

See Accompanying Notes to Consolidated Financial Statements.

KOPIN CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

Fiscal year ended	2022	2021	2020
Revenues:
Net product revenues	$32,420,397	$29,882,271	$28,517,874
Research and development revenues	14,357,222	14,668,471	10,122,677
License and other revenues	623,571	1,115,375	1,487,118
Total revenues	47,401,190	45,666,117	40,127,669
Expenses:
Cost of product revenues	32,558,748	25,052,383	21,398,381
Research and development-funded programs	10,279,660	9,976,103	7,745,762
Research and development-internal	8,387,898	6,312,148	3,924,241
Selling, general and administrative	17,965,097	18,100,519	11,822,703
Total operating expenses	69,191,403	59,441,153	44,891,087
Loss from operations	(21,790,213)	(13,775,036)	(4,763,418)
Non-operating income (expense), net:
Interest income	76,877	31,142	132,642
Other income (expense), net	154,357	265,509	(35,463)
Foreign currency transaction (losses) gains	(323,286)	139,014	293,670
Gain (loss) on investments	2,700,000	—	(29,356)
Total non-operating income	2,607,948	435,665	361,493
Loss before provision for income taxes and net loss of noncontrolling interest	(19,182,265)	(13,339,371)	(4,401,925)
Tax provision	(144,000)	(129,000)	(129,000)
Net loss	(19,326,265)	(13,468,371)	(4,530,925)
Net loss attributable to the noncontrolling interest	348	35,498	119,813
Net loss attributable to Kopin Corporation	$(19,325,917)	$(13,432,873)	$(4,411,112)
Net loss per share:
Basic and diluted	$(0.21)	$(0.15)	$(0.05)
Weighted average number of common shares outstanding:
Basic and diluted	91,429,106	88,831,532	82,347,741

See Accompanying Notes to Consolidated Financial Statements.

KOPIN CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

Fiscal year ended	2022	2021	2020
Net loss	$(19,326,265)	$(13,468,371)	$(4,530,925)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(36,478)	(51,736)	(67,852)
Unrealized holding loss on marketable securities	(201,283)	(17,113)	(183,870)
Reclassifications of loss in net loss on marketable securities	(522)	(1,234)	(21,028)
Total other comprehensive loss, net of tax	(238,283)	(70,083)	(272,750)
Comprehensive loss	(19,564,548)	(13,538,454)	(4,803,675)
Comprehensive loss attributable to the noncontrolling interest	348	35,498	119,813
Comprehensive loss attributable to Kopin Corporation	$(19,564,200)	$(13,502,956)	$(4,683,862)

See Accompanying Notes to Consolidated Financial Statements.

KOPIN CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in	Treasury	Accumulated Other Comprehensive	Accumulated	Total Kopin Corporation Stockholders’	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Stock	Income	Deficit	Equity	Interest	Equity
Balance, December 28, 2019	87,049,672	$870,496	$344,456,537	$(17,238,669)	$1,757,184	$(301,236,913)	$28,608,635	$(17,023)	$28,591,612
Vesting of restricted stock	1,038,655	10,387	(10,387)	-	-	-	-	-	-
Stock-based compensation expense	-	-	821,122	-	-	-	821,122	-	821,122
Other comprehensive loss	-	-	-	-	(272,750)	-	(272,750)	-	(272,750)
Restricted stock for tax withholding obligations	(80,792)	(808)	(139,118)	-	-	-	(139,926)	-	(139,926)
Sale of treasury stock, net of costs	-	-	(3,615,261)	7,444,723	-	-	3,829,462	-	3,829,462
Net loss	-	-	-	-	-	(4,411,112)	(4,411,112)	(119,813)	(4,530,925)
Balance, December 26, 2020	88,007,535	880,075	341,512,893	(9,793,946)	1,484,434	(305,648,025)	28,435,431	(136,836)	28,298,595
Vesting of restricted stock	1,576,953	15,770	(15,770)	-	-	-	-	-	-
Stock-based compensation expense	-	-	4,417,422	-	-	-	4,417,422	-	4,417,422
Other comprehensive loss	-	-	-	-	(70,083)	-	(70,083)	-	(70,083)
Restricted stock for tax withholding obligations	(47,859)	(479)	(235,491)	(366,110)	-	-	(602,080)	-	(602,080)
Issuance of common stock, net of costs	532,540	5,325	4,141,876	-	-	-	4,147,201	-	4,147,201
Sale of treasury stock, net of costs	-	-	7,110,227	9,793,946	-	-	16,904,173	-	16,904,173
Net loss	-	-	-	-	-	(13,432,873)	(13,432,873)	(35,498)	(13,468,371)
Balance, December 25, 2021	90,069,169	900,691	356,931,157	(366,110)	1,414,351	(319,080,898)	39,799,191	(172,334)	39,626,857
Vesting of restricted stock	680,943	6,809	(6,809)	-	-	-	-	-	-
Stock-based compensation expense	-	-	1,267,705	-	-	-	1,267,705	-	1,267,705
Other comprehensive loss	-	-	-	-	(238,283)	-	(238,283)	-	(238,283)
Restricted stock for tax withholding obligations	-	-	-	(198,740)	-	-	(198,740)	-	(198,740)
Issuance of common stock, net of costs	2,204,047	22,040	2,375,578	-	-	-	2,397,618	-	2,397,618
Sale of treasury stock, net of costs	-	-	-	461,723	-	-	461,723	-	461,723
Net loss	-	-	-	-	-	(19,325,917)	(19,325,917)	(348)	(19,326,265)

Balance, December 31, 2022	92,954,159	$929,540	$360,567,631	$(103,127)	$1,176,068	$(338,406,815)	$24,163,297	$(172,682)	$23,990,615

See Accompanying Notes to Consolidated Financial Statements.

KOPIN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Fiscal year ended	2022	2021	2020
Cash flows from operating activities:
Net loss	$(19,326,265)	$(13,468,371)	$(4,530,925)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	722,024	668,691	651,083
Accretion of premium or discount on marketable debt securities	128	7,517	7,762
Stock-based compensation	1,267,705	4,417,422	821,122
Net (gain) loss on investment transactions	(2,700,000)	(300,000)	29,356
Income taxes	143,345	128,279	116,536
Foreign currency losses (gains)	449,443	(186,942)	(289,471)
Loss on sale of property and plant	317,032	99,228	—
Change in allowance for bad debt	162,638	(26,704)	(763,159)
Write-off of excess inventory	2,078,750	588,175	667,019
Change in warranty reserves	2,329,000	9,552	(1,172)
Changes in assets and liabilities:
Accounts receivable	6,806,578	(3,364,990)	(2,954,703)
Contract assets and unbilled receivables	(1,835,518)	1,379,436	(2,600,671)
Inventory	(2,010,749)	(2,728,404)	(1,332,139)
Prepaid expenses, other current assets and other assets	908,156	(691,573)	(160,371)
Accounts payable and accrued expenses	(3,859,768)	143,379	5,227,011
Contract liabilities and billings in excess of revenue earned	(3,139,749)	2,577,523	695,565
Net cash used in operating activities	(17,687,250)	(10,747,782)	(4,417,157)
Cash flows from investing activities:
Proceeds from sale of marketable debt securities	2,000,024	1,100,000	12,148,117
Purchase of equity investments	(499,998)	—	—
Other assets	20,909	(12,822)	193,186
Capital expenditures	(832,712)	(1,033,503)	(542,862)
Purchases of marketable debt securities	(4,000,042)	—	—
Net cash (used in) provided by investing activities	(3,311,819)	53,675	11,798,441
Cash flows from financing activities:
Sale of treasury stock, net of costs	461,723	16,904,173	3,829,462
Issuance of common stock, net of costs	2,397,618	4,147,200	—
Settlements of restricted stock for tax withholding obligations	(198,740)	(602,080)	(139,926)
Net cash provided by financing activities	2,660,601	20,449,293	3,689,536
Effect of exchange rate changes on cash	(190,585)	(80,124)	12,802
Net (decrease) increase in cash and cash equivalents	(18,529,053)	9,675,062	11,083,622
Cash and cash equivalents at beginning of year	26,787,931	17,112,869	6,029,247
Cash and cash equivalents at end of year	$8,258,878	$26,787,931	$17,112,869
Supplemental disclosure of cash flow information:
Construction in progress included in accrued expenses	$168,000	$—	$257,000

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

Fiscal Year

The Company’s fiscal year ends on the last Saturday in December. The fiscal year ended December 31, 2022 includes 53 weeks and the fiscal years ended December 25, 2021 and December 26, 2020 includes 52 weeks, and are referred to as fiscal years 2022, 2021 and 2020, respectively, herein.

Principles of Consolidation

The consolidated financial statements include the accounts of the Kopin Corporation, its wholly owned subsidiaries and a majority owned 80% subsidiary, eMDT America Inc. (“eMDT”), located in California (collectively the Company). Net loss attributable to noncontrolling interest in the Company’s consolidated statements of operations represents the portion of the results of operations of which is allocated to the shareholders of the equity interests not owned by the Company. All intercompany transactions and balances have been eliminated.

The Company has incurred net losses of $19.3 million and $13.4 million for the year ended December 31, 2022, and for the fiscal year ended December 25, 2021, respectively, and net cash outflows from operations of $17.7 million and $10.7 million for the year ended December 31, 2022, and for the fiscal year ended December 25, 2021, respectively. The Company’s net cash outflows from operations were partially a result of funding its ongoing investments in research and development, which management believes will continue and production inefficiencies resulting from intermittent supply chain disruptions. Management has implemented certain plans to reduce cash outflows including operational improvements and the curtailment of certain development programs, both of which are expected to preserve cash. In addition, on January 27, 2023, the Company sold 17 million shares of registered common stock and issued pre-funded warrants to purchase up to 6,000,000 shares of common stock at a public offering price of $0.99 per share for net proceeds of approximately $21.4 million. The Company believes that its existing cash, cash equivalents, along with the net proceeds received in January of 2023 will be adequate to satisfy its current operating plans for at least the next twelve months from the issuance of these financial statements. The Company has in the past sold equity securities through at-the-market equity offerings and in the traditional fashion of significant equity offerings. Nonetheless, management monitors the capital markets on an ongoing basis and may consider raising capital if favorable market conditions develop. If the Company’s actual results are less than projected or the Company needs to raise capital for additional liquidity, the Company may be required to do additional equity financings, reduce expenses, or enter into a strategic transaction. However, management can make no assurance that the Company will be able to raise additional capital, reduce expenses sufficiently, or enter into a strategic transaction on terms acceptable to the Company, or at all.

Revenue Recognition

Substantially all of our product revenues are either derived from the sales of components or subassemblies for use in defense applications or industrial headset systems. We also have development contracts for the design, manufacture and or modification of products for the U.S. Government or prime contractors for the U.S. Government and for customers that expect to sell into the industrial or consumer markets. The Company’s contracts with the U.S. Government are typically subject to the Federal Acquisition Regulations (“FAR”) and are priced based on estimated or actual costs of producing goods. The FAR provides guidance on the types of costs that are allowable in establishing prices for goods provided under U.S. Government contracts. The pricing for non-U.S. Government contracts is based on the specific negotiations with each customer.

Our fixed-price contracts with the U.S. Government or other customers may result in revenue recognized in excess of amounts currently billed. We disclose the excess of revenues over amounts actually billed as Contract assets and unbilled receivables on the consolidated balance sheets. Amounts billed and due from our customers are classified as Accounts receivable on the consolidated balance sheets. In some instances, the U.S. Government retains a small portion of the contract price until completion of the contract. The portion of the payments retained until the final contract settlement is not considered a significant financing component because the intent is to protect the customer. For contracts with the U.S. Government and some commercial customers, we typically receive interim payments either as work progresses or by achieving certain milestones or based on a schedule in the contract. We recognize a liability for these advance payments in excess of revenue recognized and present it as Contract liabilities and billings in excess of revenue earned on the consolidated balance sheets. The advanced payment typically is not considered a significant financing component because it is used to meet working capital demands that can be higher in the early stages of a contract and to protect us from the other party failing to adequately complete some or all of its obligations under the contract. For industrial and consumer purchase orders, we typically receive payments within 30 to 60 days of shipments of the product, although for some purchase orders, we may require an advanced payment prior to shipment of the product.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The rights and benefits to the Company’s intellectual property are conveyed to certain customers through technology license agreements. These agreements may include other performance obligations including the sale of product to the customer. When the license is distinct from other obligations in the agreement, the Company treats the license and other performance obligations as separate performance obligations. Accordingly, the license is recognized at a point in time or over time based on the standalone selling price. The sale of materials is recognized at a point in time, which occurs with the transfer of control of the Company’s products or services. In certain instances, the Company is entitled to sales-based royalties under license agreements. These sales-based royalties are recognized when they are earned. Revenues from sales-based royalties under license agreements are shown under License and other revenues on the Company’s consolidated statements of operations.

Contract Assets

Contract assets include unbilled amounts typically resulting from sales under contracts when the cost-to-cost method of revenue recognition is utilized and revenue recognized from customer arrangements, including licensing, exceeds the amount billed to the customer, and right to payment is not just subject to the passage of time. Amounts may not exceed their net realizable value. Contract assets are generally classified as current. The Company classifies the noncurrent portion of contract assets under Other assets in its consolidated balance sheets.

Contract Liabilities

Contract liabilities consist of advance payments and billings in excess of revenue recognized for the contract.

Performance Obligations

The Company’s revenue recognition related to performance obligations that were satisfied at a point in time and over time were as follows:

Fiscal year ended	2022	2021	2020
Point in time	22%	31%	34%
Over time	78%	69%	66%

The value of remaining performance obligations represents the transaction price of orders for which work has not been performed and excludes unexercised contract options and potential orders under ordering-type contracts (e.g., indefinite-delivery, indefinite-quantity (“IDIQ”)). As of December 31, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations was $19.3 million, which the Company expects to recognize revenue over the next 12 months. The remaining performance obligations represent amounts to be earned under government contracts, which are subject to cancellation.

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

Marketable Debt Securities

Marketable debt securities consist primarily of commercial paper, medium-term corporate notes, and U.S. Government and agency-backed securities. The Company classifies these marketable debt securities as available-for-sale at fair value in “Marketable debt securities, at fair value” in the consolidated balance sheets. The Company records the amortization of premiums and accretion of discounts on marketable debt securities in the results of operations.

The Company uses the specific identification method as a basis for determining cost and calculating realized gains and losses with respect to marketable debt securities. The gross gains and losses realized related to sales and maturities of marketable debt securities were not material during the fiscal years ended 2022, 2021 and 2020.

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

Inventory consists of the following at December 31, 2022 and December 25, 2021:

	2022	2021
Raw materials	$4,285,757	$5,044,334
Work-in-process	1,735,454	1,032,519
Finished goods	405,189	504,286
	$6,426,400	$6,581,139

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets, generally 3 to 5 years. Leasehold improvements and leased equipment are amortized over the shorter of the term of the lease or the useful life of the improvement or equipment. As discussed below, obligations for asset retirement are accrued at the time property, plant and equipment is initially purchased or as such obligations are generated from use.

Recognition and Measurement of Financial Assets and Liabilities

We periodically make equity investments in private companies, accounted for as an equity investment, whose values are difficult to determine. The Company uses the measurement alternative for equity investments without readily determinable fair values which is often referred to as cost method investments. When assessing investments in private companies for impairment, we consider such factors as, among other things, the share price from the investee’s latest financing round, the performance of the investee in relation to its own operating targets and its business plan, the investee’s revenue and cost trends, the liquidity and cash position, including its cash burn rate and market acceptance of the investee’s products and services. Because these are private companies that we do not control, we may not be able to obtain all of the information we would want in order to make a complete assessment of the investment on a timely basis. Accordingly, our estimates may be revised if other information becomes available at a later date.

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

Extended Warranties

The Company recognizes revenue from an extended warranty on the straight-line method over the life of the extended warranty, which is typically 12 to 18 months beyond the standard 12-month warranty. The Company classifies the current portion of extended warranties under Contract liabilities and billings in excess of revenue earned and the noncurrent portion of extended warranties under Noncurrent contract liabilities and asset retirement obligations in its consolidated balance sheets. The Company currently had approximately less than $10,000 of contract liabilities related to extended warranties at December 31, 2022 and December 25, 2021.

Asset Retirement Obligations

The Company recorded asset retirement obligations (“ARO”) liabilities of $0.2 million and $0.3 million at December 31, 2022 and December 25, 2021, respectively. This represents the legal obligations associated with the retirement of the Company’s assets when the timing and/or method of settling the obligation are conditional on a future event that may or may not be within the control of the Company. Changes in ARO liabilities for fiscal years 2022 and 2021 are as follows:

	2022	2021
Beginning balance	$267,970	$271,340
Exchange rate change	(25,876)	(3,370)
Ending balance	$242,094	$267,970

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

The following were not included in weighted-average common shares outstanding-diluted because they are anti-dilutive:

	2022	2021	2020
Nonvested restricted common stock	1,965,901	2,077,592	3,051,874

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

The Company primarily invests its excess cash in government-backed and corporate debt securities that management believes to be of high creditworthiness, which bear lower levels of relative credit risk. The Company relies on rating agencies to ascertain the creditworthiness of its marketable securities and, where applicable, guarantees made by the Federal Deposit Insurance Company.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company further estimates the amount of OTTI resulting from a decline in the creditworthiness of the issuer (credit-related OTTI) and the amount of non-credit-related OTTI. Non-credit-related OTTI can be caused by such factors as market illiquidity. Credit-related OTTI is recognized in earnings while non-credit-related OTTI on securities not expected to be sold is recognized in other comprehensive income (loss). The Company recorded a gain of approximately $0.2 million in fiscal year 2020 from the reversal of an OTTI previously recorded. The Company did not record any OTTI for the fiscal years 2022, 2021 and 2020.

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

The value of restricted stock grants that vest based on market conditions is computed on the date of grant using the Monte Carlo model. The fair value of stock option awards is estimated on the date of grant using the Black-Scholes-Merton option-pricing model. There were no stock options granted in fiscal years 2022, 2021 or 2020.

Comprehensive Loss

Comprehensive loss is the total of net (loss) income and all other non-owner changes in equity including such items as unrealized holding (losses) gains on marketable equity and debt securities classified as available-for-sale and foreign currency translation adjustments.

The components of accumulated other comprehensive income are as follows:

	Foreign Currency Translation Adjustment	Unrealized holding loss on marketable securities	Reclassifications of loss in net loss on marketable securities	Accumulated Other Comprehensive Income
Balance as of December 28, 2019	1,230,358	569,317	(42,491)	1,757,184
Changes during year	(67,852)	(183,870)	(21,028)	(272,750)
Balance as of December 26, 2020	1,162,506	$385,447	$(63,519)	$1,484,434
Changes during year	(51,736)	(17,113)	(1,234)	(70,083)
Balance as of December 25, 2021	$1,110,770	$368,334	$(64,753)	$1,414,351
Changes during year	(36,478)	(201,283)	(522)	(238,283)
Balance as of December 31, 2022	$1,074,292	$167,051	$(65,275)	$1,176,068

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Some of the Company’s leases include options to extend or terminate the lease. The Company includes these options in the recognition of the Company’s ROU assets and lease liabilities when it is reasonably certain that the Company will exercise the option. In most cases, the Company has concluded that renewal and early termination options are not reasonably certain of being exercised by the Company (and thus not included in our Right of Use (“ROU”) asset and lease liability) unless there is an economic, financial or business reason to do so. None of our leases include variable lease-related payments, such as escalation clauses based on the consumer price index (“CPI”) rates or residual guarantees.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in ASU 2016-13 will provide more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The ASU is effective for annual reporting periods beginning after December 15, 2019, including interim periods within that year. Following the release of ASU 2019-10 in November 2019, the new effective date, as long as the Company remains a smaller reporting company, would be annual reporting periods beginning after December 15, 2022. The Company does not expect the impact to be material on its consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in ASU 2019-12 provide for simplified accounting to several income tax situations and removal of certain accounting exceptions. The ASU is effective for annual reporting periods beginning after December 15, 2020, including interim periods within those periods. There was no material impact to the Company’s consolidated financial statements as a result of the adoption of ASU 2019-12.

2. Property, Plant and Equipment

Property, plant and equipment consisted of the following at December 31, 2022 and December 25, 2021:

	Useful Life	2022	2021
Equipment	3-5 years	$13,965,126	$15,099,035
Leasehold improvements	Life of the lease	3,600,557	3,571,694
Furniture and fixtures	3 years	174,622	101,777
Equipment under construction		550,219	233,237
		18,290,524	19,005,743
Accumulated depreciation and amortization		(16,458,883)	(17,116,780)
Property, plant and equipment, net		$1,831,641	$1,888,963

Depreciation expense for the fiscal years 2022, 2021 and 2020 was approximately $0.7 million.

3. Leases

The Company enters into operating leases primarily for manufacturing, engineering, research, administration and sales facilities, and information technology (“IT”) equipment. At December 31, 2022 and December 25, 2021, the Company did not have any finance leases. Almost all of the Company’s future lease commitments, and related lease liability, relate to the Company’s facility leases. Some of the Company’s leases include options to extend or terminate the lease. In the fourth quarter of 2022, the Company impaired its Operating lease right-of-use assets related to the subsequent event in note 15.

	2022	2021
Operating lease cost	$985,967	1,131,998

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

At December 31, 2022, the Company’s future lease payments under non-cancellable leases were as follows:

2023	976,329
2024	891,607
2025	637,625
2026	604,000
2027	604,000
Thereafter	201,333
Total future lease payments	3,914,894
Less imputed interest	(551,083)
Total	$3,363,811

Supplemental cash flow information related to leases was as follows:

	2022	2021
Cash paid for amounts included in the measurement of operating lease liabilities	$993,633	1,157,060

Other information related to leases was as follows:

	2022	2021
Weighted Average Discount Rate—Operating Leases	5.94%	5.89%
Weighted Average Remaining Lease Term—Operating Leases (in years)	4.69	5.71

4. Contract Assets and Liabilities

Net contract assets (liabilities) consisted of the following:

	December 31, 2022	December 25, 2021	$ Change	% Change
Contract assets and unbilled receivables	$4,068,364	$2,299,392	$1,768,972	77%
Contract liabilities and billings in excess of revenue earned	(930,500)	(4,063,031)	3,132,531	(77)%
Noncurrent contract liabilities	(6,190)	(20,664)	14,474	(70)%
Net contract assets	$3,131,674	$(1,784,303)	$4,915,977	(276)%

The $4.9 million increase in the Company’s net contract assets from December 25, 2021 to December 31, 2022 was primarily due to changes in its fixed-price contracts with the U.S. Government that resulted in billings in excess of revenue recognized and product revenue recognized over time for defense programs.

The Company recognized revenue of approximately $3.7 million, $1.5 million, and $0.6 million related to our contract liabilities during the years ended December 31, 2022, December 25, 2021, and December 26, 2020, respectively.

The Company did not recognize impairment losses on our contract assets during the years ended December 31, 2022, December 25, 2021, and December 26, 2020.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

The following table details the fair value measurements of the Company’s financial assets:

		Fair Value Measurement at December 31, 2022 Using:
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$8,258,878	$8,258,878	$—	$—
U.S. Government and agency backed securities	2,397,730	—	2,397,730	—
Corporate debt	1,500,445	—	1,500,445	—
Certificates of deposit	490,603	490,603	—	—
Equity Investments	7,721,206	213,016	—	7,508,190
	$20,368,862	$8,962,497	$3,898,175	$7,508,190

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

		Fair Value Measurement at December 25, 2021 Using:
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$26,787,931	$26,787,931	$—	$—
U.S. Government and agency backed securities	1,000,650	—	1,000,650	—
Corporate debt	1,506,885	—	1,506,885	—
Equity Investments	4,912,022	296,173	—	4,615,849
	$34,207,488	$27,084,104	$2,507,535	$4,615,849

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value because of their short-term nature. If accrued liabilities were carried at fair value, these would be classified as Level 2 in the fair value hierarchy.

Changes in Level 3 investments are as follows:

	December 25, 2021	Unrealized gains	Unrealized losses	Purchases, issuances and settlements	December 31, 2022
Equity investments	$4,615,849	$4,700,000	$(2,307,657)	$499,998	$7,508,190

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

The Company has an equity interest in a company which it acquired through purchasing capital and contributing certain intellectual property totaling $3.9 million by December 26, 2020. In the third quarter of 2022, the Company reviewed the financial condition of its equity interest in the company and, as a result of valuing the investment through discounted cash flow and guideline public company methods, recorded an impairment charge of $2.0 million to reduce its investment. For the year ended December 31, 2022, the Company also recorded approximately $0.3 million of unrealized losses and for the years ended December 25, 2021 and December 26, 2020, the Company recorded approximately $0.1 million and $0.3 million of unrealized losses on this equity investment, respectively, due to a fluctuation in the foreign exchange rate. As of December 31, 2022, the Company owned an approximate 10% interest in this investment and the carrying value of this equity investment was $1.6 million at December 31, 2022 and $3.9 million at December 25, 2021.

In 2017 the Company had a warrant to acquire up to 15% of the next round of equity offered by a customer as part of the licensing of technology to the customer. The Company used the pricing and terms of the qualified financing round by the customer in determining the value of its Series A warrant and recorded a gain of $2.0 million. The Company acquired an equity interest in the customer by exercising the Series A warrant into Series A shares in the second quarter of 2018 and recorded a loss of less than $0.1 million. In addition, the Company acquired shares of the customer’s Series B shares valued at $2.5 million based on the fair value of the Series B at the closing in May 2019. During the second quarter of 2019, the Company recognized a $0.8 million gain based on an observable price change for the Series A shares by using the customer’s Series B capital structure, pricing of the shares being offered and the liquidation preference of Series B. In the fourth quarter of 2019, the Company reviewed the financial condition and other factors of the customer and, as a result, the Company recorded an impairment charge of $5.2 million to reduce its investment in the customer to zero. In the first quarter of 2022, the customer raised additional equity capital and based on an observable price change of the customer’s share prices and terms of the equity sale, the Company remeasured the fair market value of its investment and recorded a gain of $4.7 million. In the second quarter of 2022 the Company made an additional equity investment of $0.5 million. As of December 31, 2022, the Company owned an approximate 2.8% interest in this investment the carrying value of this equity investment was $5.2 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

On September 30, 2019 the Company entered into an Asset Purchase Agreement (the “Solos Purchase Agreement”) pursuant to which the Company sold and licensed certain assets of our SolosTM (“Solos”) product line and WhisperTM Audio (“Whisper”) technology. As consideration for the transaction the Company received a 20.0% equity stake in Solos Incorporation (“Solos Inc.”). The Company’s 20.0% equity stake will be maintained until Solos Inc. has raised a total of $7.5 million in equity financing. The Company will also receive a royalty in the single digits on the net sales amount of Solos products for a three-year period, after the commencement of commercial production. The Company has performed the analysis and identified Solos Technology as a variable interest entity that should not be consolidated by Kopin, as Kopin is not the primary beneficiary of the entity. Kopin is not obligated to provide any additional funding support to Solos Inc., and its potential loss exposure is the value of the investment recorded on its books. Based on the price paid for equity by the other 80.0% owners of Solos Inc., volatility based on a peer group and assumptions about the risk-free interest rate, the Company estimated the fair value of its equity holdings at $0.6 million and in 2019 recorded a $0.6 million gain on its investment for this equity transaction as the basis of assets transferred was zero. The investment balance remains at $0.4 million as of December 31, 2022 and December 25, 2021 as a result of an impairment analysis and write down performed in 2020.

Marketable Debt Securities

The corporate debt consists of floating rate notes with a maturity that is over multiple years but has interest rates that are reset every three months based on the then-current three-month London Interbank Offering Rate (“three-month Libor”). The Company validates the fair market values of the financial instruments above by using discounted cash flow models, obtaining independent pricing of the securities or through the use of a model that incorporates the three-month Libor, the credit default swap rate of the issuer and the bid and ask price spread of the same or similar investments which are traded on several markets. Investments in available-for-sale marketable debt securities are as follows at December 31, 2022 and December 25, 2021:

	Amortized Cost		Unrealized Gains/(Losses)		Fair Value
	2022	2021	2022	2021	2022	2021
U.S. Government and agency backed securities	$2,500,006	$1,000,128	$(102,276)	$522	$2,397,730	$1,000,650
Corporate debt	2,000,012	1,500,000	(8,964)	6,885	1,991,048	1,506,885
Total	$4,500,018	$2,500,128	$(111,240)	$7,407	$4,388,778	$2,507,535

The contractual maturity of the Company’s marketable debt securities is as follows at December 31, 2022:

	Less than One year	One to Five years	Total
U.S. Government and agency backed securities	$—	$2,397,730	$2,397,730
Corporate debt	1,500,445	490,603	1,991,048
Total	$1,500,445	$2,888,333	$4,388,778

6. Stockholders’ Equity and Stock-Based Compensation

Registered Sale of Equity Securities

In the first quarter of fiscal year 2021, we sold 2.4 million shares of common stock for gross proceeds of $16 million (average of $6.66 per share), before deducting broker expenses paid by us of $0.5 million pursuant to the Company’s At-The-Market Equity Offering Sales Agreement dated as of February 8, 2019 (the “Previous ATM Agreement”) with Stifel, Nicolaus & Company, Incorporated, (“Stifel”) as agent. In the second quarter of 2021, we sold 0.1 million shares of common stock for gross proceeds of $0.8 million (average of $6.74 per share), before deducting broker expenses paid by us of $0.1 million under the Previous ATM Agreement. The Previous ATM Agreement has since terminated pursuant to its terms as a result of the sale of all the shares subject to such agreement. On March 5, 2021, the Company entered into a new At-The-Market Equity Offering Sales Agreement (the “Current ATM Agreement”) with Stifel under which we may sell up to $50 million of our common stock. In the third quarter of 2021, we sold 0.6 million shares of common stock for gross proceeds of $4.8 million (average of $8.06 per share), before deducting broker expenses paid by us of $0.1 million under the Current ATM Agreement.

In the second quarter of 2022, we sold 1.5 million shares of common stock and 0.2 million shares of treasury stock for gross proceeds of $2.1 million (average of $1.26 per share) before deducting broker expenses paid by us of less than $0.1 million and in the third quarter of 2022, the Company sold 675,000 shares of common stock for gross proceeds of approximately $0.9 million (average of $1.27 per share) before deducting broker expenses paid by us of less than $0.1 million, pursuant to pursuant to the Current ATM Agreement. The net proceeds from the sale of common shares were used for general corporate purposes, including working capital. At December 31, 2022 we had available $41.4 million for sale of common stock under the Current ATM Agreement.

On January 27, 2023, the Company sold 17 million shares of registered common stock and issued pre-funded warrants to purchase up to 6,000,000 shares of common stock at a public offering price of $0.99 per pre-funded warrant, for gross proceeds of $22.9 million before deducting underwriting discounts and offering expenses paid by the Company of $1.5 million.  The offering price of the pre-funded warrant equals the public offering price per share of the common stock less the $0.01 per share exercise price of each pre-funded warrant.

Sale of Treasury Stock

During the year ended December 31, 2022, the Company sold 126,389 shares of its common stock for approximately $0.2 million through the sale of shares under its At The Market Offering Agreement, dated March 5, 2021. Commissions paid were less than $10,000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Restricted Stock Awards

In 2020, the Company adopted the 2020 Equity Incentive Plan (“2020 Equity Plan”) which authorized the issuance of shares of common stock to employees, certain consultants and advisors who perform services for the Company, and non-employee members of the Board. The 2020 Equity Plan is a successor to the Company’s 2010 Equity Incentive Plan (“2010 Equity Plan”). The number of shares authorized under the 2020 Equity Plan was 4,000,000 shares of common stock, which has since been amended to authorize the issuance of 10,000,000 shares of common stock. In addition, shares of common stock underlying any outstanding award granted under the 2010 Equity Plan that expires, or is terminated, surrendered or forfeited for any reason without issuance of such shares shall be available for the award of new Grants under this Plan. As of December 31, 2022, the Company has approximately 7.1 million shares of common stock authorized and available for issuance under the Company’s 2020 Equity Plan.

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

	Shares	Weighted Average Grant Fair Value
Balance at December 26, 2020	3,051,874	$1.67
Granted	2,247,343	3.46
Forfeited	(1,654,666)	2.03
Vested	(1,566,959)	2.23
Balance at December 25, 2021	2,077,592	2.90
Granted	1,013,600	1.33
Forfeited	(444,350)	2.45
Vested	(680,941)	2.82
Balance at December 31, 2022	1,965,901	$2.22

On December 31, 2020 (fiscal year 2021), the Company amended the employment agreement with our former CEO, and as part of the amendment issued five tranches of 188,000 shares of restricted stock grants. The Company used a Monte Carlo model to determine the estimated fair value of the awards. Total compensation expense resulting from the awards is approximately $2.1 million. The Company’s stock price met the required levels in the first quarter of fiscal year 2021 and the total stock compensation expense was recognized in the first quarter of fiscal year 2021. The following table describes inputs used to calculate fair value of the restricted stock grants:

Expected volatility	94.2%
Interest rate	0.2%
Expected life (years)	0.7
Dividend yield	—%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Stock-Based Compensation

The following table summarizes stock-based compensation expense within each of the categories below as it relates to non-vested restricted common stock awards for the fiscal years 2022, 2021 and 2020 (no tax benefits were recognized):

	2022	2021	2020
Cost of product revenues	$94,634	$211,362	$113,517
Research and development	435,842	576,193	204,599
Selling, general and administrative	737,229	3,629,867	503,006
Total	$1,267,705	$4,417,422	$821,122

Unrecognized compensation expense for non-vested restricted common stock as of December 31, 2022 totaled $4.4 million and is expected to be recognized over a weighted average period of approximately four years.

7. Concentrations of Risk

Ongoing credit evaluations of customers’ financial condition are performed and collateral, such as letters of credit, are generally not required. Customer’s accounts receivable balance as a percentage of total accounts receivable was as follows:

	Percent of Gross Accounts Receivable
Customer	December 31, 2022	December 25, 2021
Collins Aerospace	28%	29%
DRS Network & Imaging Systems, LLC	37%	35%

Sales to significant non-affiliated customers for fiscal years 2022, 2021 and 2020, as a percentage of total revenues, is as follows:

	Sales as a Percent of Total Revenue
	Fiscal Year
	2022	2021	2020
Customer
Defense Customers in Total	52%	40%	50%
DRS Network & Imaging Systems, LLC	40%	31%	35%
Collins Aerospace	28%	30%	27%
Funded Research and Development Contracts	30%	32%	25%

Note: The caption “Defense Customers in Total” excludes research and development contracts.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8. Income Taxes

The provision for income taxes from continuing operations consists of the following for the fiscal years indicated:

	Fiscal Year
	2022	2021	2020
Current
State	$—	$1,000	$—
Foreign	144,000	128,000	129,000
Total current provision	144,000	129,000	129,000
Deferred
Federal	1,073,000	(3,367,000)	(1,075,000)
State	(1,561,000)	(928,000)	(321,000)
Foreign	74,000	318,000)	(19,000)
Change in valuation allowance	414,000	3,977,000	1,415,000
Total deferred provision	—	—	—
Total provision for income taxes	$144,000	$129,000	$129,000

The following table sets forth the changes in the Company’s balance of unrecognized tax benefits for the year ended:

Total
Unrecognized tax benefits at December 26, 2020	$394,000
Gross increases—prior year tax positions	—
Unrecognized tax benefits at December 25, 2021	394,000
Gross increases—current year tax positions	—
Unrecognized tax benefits at December 31, 2022	$394,000

U.S. GAAP requires applying a ‘more likely than not’ threshold to the recognition and derecognition of uncertain tax positions either taken or expected to be taken by the Company’s income tax returns. The total amount of our gross tax liability for tax positions that may not be sustained under a ‘more likely than not’ threshold amounts to $0.4 million as of December 31, 2022 and December 25, 2021. The Company’s policy regarding the classification of interest and penalties is to include these amounts as a component of income tax expense. The total amount of accrued interest and penalties related to the Company’s unrecognized tax benefits was $1.0 million as of December 31, 2022 and December 25, 2021.

Net operating losses were not utilized in 2022, 2021 and 2020 to offset federal and state taxes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The actual income tax provisions reported from operations are different from those which would have been computed by applying the federal statutory tax rate to loss before income tax provision. A reconciliation of income tax provision from continuing operations as computed at the U.S. federal statutory income tax rate to the provision for income tax benefit is as follows:

	Fiscal Year
	2022	2021	2020
Tax provision at federal statutory rates	$(4,029,000)	$(2,787,000)	$(925,000)
State tax liability	—	—	—
Foreign deferred tax rate differential	(8,000)	(55,000)	(38,000)
Permanent items	5,262,000	(79,000)	238,000
Increase in net state operating loss carryforwards	(987,000)	(911,000)	(233,000)
Utilization of net operating losses for U.K. research and development refund	(24,000)	(134,000)	(151,000)
Provision to tax return adjustments and tax rate change	(36,000)	(69,000)	(180,000)
Tax credits	(441,000)	(261,000)	9,000
Equity compensation	(188,000)	326,000	(121,000)
Uncertain tax position for transfer pricing	143,000	128,000	129,000
Other, net	38,000	(6,000)	(14,000)
Change in valuation allowance	414,000	3,977,000	1,415,000
Total provision	$144,000	$129,000	$129,000

Pretax foreign income from continuing operations was approximately $0.4 million for the fiscal year ended 2022, $2.7 million for fiscal year ended 2021, and $1.0 million for fiscal year ended 2020. Deferred income taxes are provided to recognize the effect of temporary differences between tax and financial reporting. Deferred income tax assets and liabilities consist of the following:

	Fiscal Year
	2022	2021
Deferred tax liability:
Foreign withholding liability	$(483,000)	$(513,000)
Deferred tax assets:
Federal net operating loss carryforwards	46,618,000	49,609,000
State net operating loss carryforwards	7,381,000	6,393,000
Foreign net operating loss carryforwards	942,000	994,000
Equity awards	34,000	222,000
Tax credits	9,854,000	9,413,000
R&D expense amortization	1,900,000	—
Property, plant and equipment	624,000	620,000
Unrealized losses on investments	1,406,000	2,834,000
Other	2,611,000	872,000
Net deferred tax assets	70,887,000	70,444,000
Valuation allowance	(71,370,000)	(70,957,000)
	$(483,000)	$(513,000)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The valuation allowance was approximately $71.4 million and $71.0 million at December 31, 2022 and December 25, 2021, respectively, primarily driven by U.S. net operating loss carryforwards (“NOLs”) and tax credits that the Company does not believe will ultimately be realized.

As of December 31, 2022, the Company has available for tax purposes NOLs of $160.3 million expiring in 2022 through 2038 and $88.5 million that have an unlimited carryover period. The Company has recognized a full valuation allowance on its net deferred tax assets as the Company has concluded that such assets are not more likely than not to be realized.

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

International jurisdictions have statutes of limitations generally ranging from three to twenty years after filing of the respective return. Years still open to examination by tax authorities in major jurisdictions include Korea (2010 onward), Japan (2010 onward), Hong Kong (2012 onward) and the United Kingdom (2015 onward). The Company is not currently under examination in these jurisdictions.

9. Accrued Warranty

The Company warrants its products against defect for 12 months, however, for certain products a customer may purchase an extended warranty. A provision for estimated future costs and estimated returns for credit relating to such warranty is recorded in the period when product is shipped and revenue is recognized and is updated as additional information becomes available. The Company’s estimate of future costs to satisfy warranty obligations is based primarily on historical warranty expense experienced and a provision for potential future product failures. In 2022, the Company increased its warranty reserves due to quality issues. Changes in the accrued warranty for fiscal years ended 2022, 2021 and 2020 are as follows:

	Fiscal Year Ended
	December 31, 2022	December 25, 2021	December 26, 2020
Beginning balance	$517,000	$508,000	$509,000
Additions	2,329,000	791,000	435,000
Claim and reversals	(880,000)	(782,000)	(436,000)
Ending Balance	$1,966,000	$517,000	$508,000

10. Employee Benefit Plan

The Company has an employee benefit plan pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended. In 2022, the plan allowed employees to defer an amount of their annual compensation up to a current maximum of $20,500 if they are under the age of 50 and $27,000 if they are over the age of 50. The Company matches 50% of all deferred compensation on the first 6% of each employee’s deferred compensation. The amount charged to operations in connection with this plan was approximately $0.4 million in fiscal years 2022 and 2021 and $0.3 million in fiscal year 2020.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11. Commitments

As of December 31, 2022, the Company has no material additional commitments beyond those described in this Form 10-K.

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

On October 11, 2016, the Company filed its Answer and Affirmative Defenses. The parties completed expert depositions on November 15, 2019. On December 2, 2019, the Company filed a Motion for Partial Summary Judgment requesting the Court dismiss counts 2-7 in their entirety and counts 1 and 8 in part. BlueRadios also filed a Motion for Partial Summary Judgment alleging it is the co-owner of U.S. Patent No. 8,909,296. Responses to the Motions for Partial Summary Judgment were filed on January 15, 2020, and replies were filed on February 19, 2020. On September 25, 2020, the Court denied BlueRadios’ Motion for Partial Summary Judgment. On August 3, 2022, the Court granted the Company’s Motion for Partial Summary Judgment by dismissing counts 3, 6, 7, punitive damages under count 2, and count 8 as it relates to patent applications, and denying the motion as it relates to counts 1, 4, and 5, and the remainder of counts 2 and 8. The Court also ordered discovery reopened for certain limited purposes. A trial date has not yet been set by the Court. The Company has not concluded a loss from this matter is probable; therefore, we have not recorded an accrual for litigation or claims related to this matter for the period ended December 31, 2022. The Company will continue to evaluate information as it becomes known and will record an estimate for losses at the time or times when it is both probable that a loss has been incurred and the amount of the loss is reasonably estimable.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13. Segments and Disaggregation of Revenue

Total long-lived assets by country at December 31, 2022 and December 25, 2021 were:

Total Long-lived Assets (in thousands)	2022	2021
U.S.	$4,604	$5,381
United Kingdom	396	264
Japan	—	72
Total	$5,000	$5,717

We disaggregate our revenue from contracts with customers by geographic location and by display application, as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.

Total revenue by geographical area for the fiscal years ended December 31, 2022, December 25, 2021 and December 26, 2020:

	2022		2021		2020
(In thousands, except percentages)	Revenue	% of Total	Revenue	% of Total	Revenue	% of Total
U.S.	$38,604	82%	$32,461	71%	$33,031	82%
Other Americas	4	—%	—	—%	101	—%
Total Americas	38,608	82%	32,461	71%	33,132	82%
Asia-Pacific	7,791	16%	11,852	26%	5,798	15%
Europe	1,002	2%	1,353	3%	1,198	3%
Total Revenues	$47,401	100%	$45,666	100%	$40,128	100%

Total revenue by display application for the fiscal years ended December 31, 2022, December 25, 2021 and December 26, 2020 was as follows:

(In thousands)	2022	2021	2020
Defense	$24,780	$18,180	$20,231
Industrial	6,136	9,710	6,882
Consumer	1,497	1,871	852
R&D	14,357	14,669	10,123
License and royalties	624	1,115	1,487
Other	7	121	553
Total Revenues	$47,401	$45,666	$40,128

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

The Company and Goertek have entered into agreements to jointly develop and commercialize a range of technologies and wearable products and other agreements related to promotion around certain products as well as providing designs relating to head-mounted displays.

The Company and RealWear, Inc. (“RealWear”) have entered into agreements where the Company has agreed to supply display modules to RealWear, and license certain intellectual property to RealWear. In conjunction with these agreements the Company received an equity interest in RealWear, one-time $1.5 million license fees and will receive royalties of future product sales. In May 2019, the Company signed an additional agreement to license certain intellectual property to Realwear for a $3.5 million license fee and additional sales-based royalties. Of the $3.5 million license fee, $2.5 million was paid upon signing of the license agreement and the other $1.0 million was paid in quarterly installments of $0.25 million. Additionally, in the second quarter of 2019, the Company made an additional equity investment in RealWear of $2.5 million as part of an equity raise by RealWear. In the fourth quarter of 2019, Kopin reviewed the financial condition and other factors of RealWear and as a result, in the fourth quarter of 2019, recorded an impairment charge of $5.2 million to reduce its investment in RealWear to zero as of December 28, 2029. In the first quarter of 2022, the customer raised additional equity capital and based on an observable price change of the customer’s share prices and terms of the equity sale the Company remeasured the fair market value of its investment and recorded a gain of $4.7 million. In the second quarter of 2022, the Company made an additional equity investment in RealWear of $0.5 million. As of December 31, 2022, the Company owned approximately 2.3% of RealWear.

On September 30, 2019, the Company entered into an Asset Purchase Agreement (the “Solos Purchase Agreement”) with Solos Technology Limited (“Solos Technology”). Pursuant to the Solos Purchase Agreement, the Company sold and licensed to Solos Technology certain assets of our SolosTM (“Solos”) product line and WhisperTM Audio (“Whisper”) technology. As consideration for the transaction the Company received 1,172,000 common shares representing a 20.0% equity stake in Solos Technology’s parent company, Solos Incorporation (“Solos Inc.”). In addition, the Company has agreed to reimburse Solos Technology for sales support provided. Solos Technology has agreed to reimburse the Company for the employee’s time spent on Solos development. As of December 31, 2022, and December 25, 2021, the Company had less than $10,000 of receivables outstanding from Solos Technology and had payables of less than $10,000 to Solos Technology.

The Company has warrants to purchase shares of Preferred Stock of HMDmd. The fair value of the investment was determined to be $300,000 as of December 31, 2022.

As of December 31, 2022, the Company’s Chairman, Dr. John C.C. Fan, has an individual ownership interest of 11.1% (10.1% fully diluted) of Solos Inc. Two of Dr. Fan’s family members and a family trust have also invested in Solos Inc., and collectively hold a 37.5% (34.4% fully diluted) ownership interest in Solos Inc.

During fiscal years 2022, 2021 and 2020, the Company had the following revenue with related parties:

	2022	2021	2020
RealWear, Inc.	$1,191,988	$3,762,638	$2,678,335
HMDmd, Inc.	473,294	656,805	—
	$1,665,282	$4,419,443	$2,678,335

At December 31, 2022 and December 25, 2021, the Company had the following receivables with related parties:

	December 31, 2022	December 25, 2021
RealWear, Inc.	$171,518	$306,307
Solos Technology	2,248	8,422
HMDmd, Inc.	151,340	—
	$325,106	$314,729

15. Subsequent Events

The Company conducted an evaluation and no subsequent events were identified except as described below.

On January 5, 2023, the Company entered into a Technology License Agreement and an Asset Purchase Agreement (the “LST Agreements”) with Lightning Silicon Technology, Inc. (“LST”). Pursuant to the LST Agreements, the Company issued a license to LST for certain technology associated with our Organic Light Emitting Technology, transferred in-process development contracts with two customers and accounts receivables that the Company had previously determined were not collectible. The technology license agreement provides for Kopin to transfer certain patents to LST if LST achieves certain milestones, however upon transfer Kopin will receive a license to the technology. To the extent LST makes improvements to the technology licensed from Kopin, Kopin will receive a license for these improvements for certain markets. Kopin is not obligated to provide any additional funding support to LST. As consideration for the transaction, the Company received 18,000,000 common shares representing a 20.0% equity stake in LST. The Company will also receive a royalty based on unit sales of products that utilize the technology licensed. Drs. John Fan, the Company’s former President and CEO and current Chairman of the Board, Boryeu Tsaur, a former Executive Vice President of the Company and Hong Choi, the Company’s former Chief Technology Officer terminated their employment with the Company and became investors in and members of the management team of LST. Dr. Fan is the Founder of LST. As a result of this transaction, in 2022 the Company wrote off the two operating lease assets associated with facilities used for the development of our organic light emitting diode (OLED) products.

On January 27, 2023, the Company sold 17 million shares of registered common stock and issued pre-funded warrants to purchase up to 6,000,000 shares of common stock at a public offering price of $0.99 per share. The reader is referred to Note 6 Stockholders’ Equity and Stock-Based Compensation.

16. Valuation and Qualifying Accounts

The following table sets forth activity in Kopin’s allowance for doubtful accounts:

Fiscal year ended:	Balance at Beginning of Year	Additions Charged to Income	Deductions from Reserve	Balance at End of Year
December 26 2020	938,000	42,000	(805,000)	175,000
December 25, 2021	175,000	55,000	(80,000)	150,000
December 31, 2022	$150,000	$322,000	$(169,000)	$303,000

INDEX TO EXHIBITS

Exhibits
3.1	Amended and Restated Certificate of Incorporation filed as an exhibit to Registration Statement on Form S-1, File No. 33-57450, and incorporated herein by reference.
3.2	Amendment to Certificate of Incorporation filed as an exhibit to Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2000 and incorporated herein by reference.
3.3	Amendment to Certificate of Incorporation filed as an exhibit to Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2000 and incorporated herein by reference.
3.4	Sixth Amended and Restated By-laws filed as an exhibit to Current Report on Form 8-K filed on April 12, 2019 and incorporated herein by reference.
4.1	Specimen Certificate of Common Stock filed as an exhibit to Registration Statement on Form S-1, File No. 33-45853, and incorporated herein by reference.
4.2	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 filed as an exhibit to Annual Report on Form 10-K for the fiscal year ended December 25, 2021 and incorporated herein by reference.
10.1	Form of Employee Agreement with Respect to Inventions and Proprietary Information filed as an exhibit to Registration Statement on Form S-1, File No. 33-45853, and incorporated herein by reference.
10.2*	Kopin Corporation 2001 Equity Incentive Plan filed as an appendix to Proxy Statement filed on April 20, 2001 and incorporated herein by reference. *
10.3*	Kopin Corporation 2001 Equity Incentive Plan Amendment filed as an exhibit to Registration Statement on Form S-8 filed on August 16, 2002 and incorporated herein by reference. *
10.4*	Kopin Corporation 2001 Equity Incentive Plan Amendment filed as an exhibit to Registration Statement on Form S-8 filed on March 15, 2004 and incorporated herein by reference. *
10.5*	Kopin Corporation 2001 Equity Incentive Plan Amendment filed as an exhibit to Registration Statement on Form S-8 filed on May 10, 2004 and incorporated herein by reference. *
10.6*	Kopin Corporation 2001 Equity Incentive Plan Amendment filed as an exhibit to Registration Statement on Form S-8 filed on April 15, 2008 and incorporated herein by reference. *
10.7*	Kopin Corporation 2001 Supplemental Equity Incentive Plan filed as an exhibit to Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2000 and incorporated herein by reference. *
10.8*	Form of Key Employee Stock Purchase Agreement filed as an exhibit to Registration Statement on Form S-1, File No. 33-45853, and incorporated herein by reference. *
10.9	License Agreement by and between the Company and Massachusetts Institute of Technology dated April 22, 1985, as amended, filed as an exhibit to Registration Statement on Form S-1, File No. 33-45853, and incorporated herein by reference.
10.10	Facility Lease, by and between the Company and Massachusetts Technology Park Corporation, dated October 15, 1993 filed as an exhibit to Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference.
10.11*	Kopin Corporation Form of Stock Option Agreement under 2001 and 2010 Equity Incentive Plans filed as an exhibit to Annual Report on Form 10-K for the fiscal year ended December 25, 2004 and incorporated herein by reference. *
10.12*	Kopin Corporation 2001 and 2010 Equity Incentive Plan Form of Restricted Stock Purchase Agreement filed as an exhibit to Annual Report on Form 10-K for the fiscal year ended December 25, 2004 and incorporated herein by reference. *
10.13*	Kopin Corporation Fiscal Year 2012 Incentive Bonus Plan filed as an exhibit to Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and incorporated herein by reference. *
10.14	Kopin Corporation 2010 Equity Incentive Plan filed with the Company’s Definitive Proxy Statement on Schedule 14 filed as of April 5, 2013 and incorporated by reference herein.
10.15*	Offer Letter, dated January 17, 2019, by and between Kopin Corporation and Paul Baker filed as an exhibit to the Current Report on Form 8-K filed on January 22, 2019 and incorporated by reference herein.
10.16†	Asset Purchase Agreement, dated September 30, 2019, by and between Kopin Corporation, Kopin Display Corporation and Solos Technology Limited.

10.17*	Kopin Corporation 2020 Equity Incentive Plan filed as an exhibit to Current Form on 8-K on May 20, 2020 and incorporated by reference herein.
10.18*	Tenth Amended and Restated Employment Agreement between the Company and Dr. John C.C. Fan, dated as of December 31, 2020, filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended December 25, 2021 and incorporated herein by reference
10.19*	Letter Agreement between Kopin Corporation and Michael Murray, dated July 14, 2022, filed as an exhibit to the Quarterly Report on Form 10-Q for the quarterly period ended September 24, 2022 and incorporated by reference herein.*
10.20*	Amendment to Employment Agreement between Kopin Corporation and John C. C. Fan, dated September 5, 2022, filed as an exhibit to the Quarterly Report on Form 10-Q for the quarterly period ended September 24, 2022 and incorporated by reference herein.*
21.1	Subsidiaries of Kopin Corporation
23.1	Consent of Independent Registered Public Accounting Firm - RSM US LLP
31.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.0	The following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Stockholder’s Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text.
104	The cover page from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, formatted in Inline XBRL and contained in Exhibit 101.

*	Management contract or compensatory plan required to be filed as an Exhibit to this Form 10-K.
†	Portions of this exhibit and the schedules thereto, marked by brackets, have been omitted pursuant to Item 601(b)(10) of Regulation S-K.

Item 16.	Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 14, 2023

KOPIN CORPORATION

By:	/s/ MICHAEL MURRAY
Michael Murray
President, Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN C.C. FAN	Chairman of the Board
John C.C. Fan		March 14, 2023

/s/ MICHAEL MURRAY	Chief Executive Officer, President and Director (Principal Executive Officer)
Michael Murray		March 14, 2023

/s/ JAMES BREWINGTON	Director
James Brewington		March 14, 2023

/s/ JILL AVERY	Director
Jill Avery		March 14, 2023

/s/ CHI CHIA HSIEH	Director
Chi Chia Hsieh		March 14, 2023

/s/ SCOTT L. ANCHIN	Director
Scott L. Anchin		March 14, 2023

/s/ RICHARD A. SNEIDER	Treasurer and Chief Financial Officer
Richard A. Sneider	(Principal Financial and Accounting Officer)	March 14, 2023

