Form 10-K/A
period 2022-12-31
KOPIN CORP
filed 2023-03-17
CIK 771266

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

As of March 10, 2023, 111,548,269 shares of the registrant’s Common Stock, par value $.01 per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement relating to the registrant’s annual meeting of stockholders are incorporated by reference in response to Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

Auditor Firm ID	Auditor Name	Auditor Location
49	RSM US LLP	Stamford, Connecticut

Explanatory Note

This amendment to Kopin Corporation’s 2022 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2023 is made solely to correct the amount of shares of the registrant’s Common Stock, par value $.01 per share, that were issued and outstanding as of March 10, 2023. No other changes to the disclosure in the original Form 10-K are made by this Form 10-K/A.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 17, 2023

KOPIN CORPORATION

By:	/S/ Michael Murray
Michael Murray
President, Chief Executive Officer
(Principal Executive Officer)