Form 10-Q
period 2023-04-01
KOPIN CORP
filed 2023-05-11
CIK 771266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number 0-19882

KOPIN CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	04-2833935
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

125 North Drive, Westborough, MA	01581-3335
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (508) 870-5959

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01	KOPN	Nasdaq Capital Market

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 5, 2023
Common Stock, par value $0.01	109,901,024

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

Kopin Corporation

Part 1. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

KOPIN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 1, 2023	December 31, 2022
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,583,146	$8,258,878
Marketable debt securities, at fair value	21,027,050	4,388,778
Accounts receivable, net of allowance of $800,000 in 2023 and $303,000 in 2022	5,612,935	6,537,891
Contract assets and unbilled receivables	3,043,076	4,068,364
Inventory	6,817,754	6,426,400
Prepaid taxes	127,280	105,495
Prepaid expenses and other current assets	1,584,669	1,074,867
Total current assets	46,795,910	30,860,673
Property, plant and equipment, net	1,826,093	1,831,641
Operating lease right-of-use assets	3,005,772	3,168,520
Other assets	169,132	170,132
Equity investments	7,727,789	7,721,206
Total assets	$59,524,696	$43,752,172

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,836,276	$5,438,980
Accrued payroll and expenses	1,778,133	2,879,139
Accrued warranty	2,166,340	1,966,000
Contract liabilities and billings in excess of revenues earned	718,544	930,500
Operating lease liabilities	790,567	786,928
Accrued post-retirement benefits	790,000	790,000
Other accrued liabilities	1,118,969	1,182,346
Customer deposits	87,283	—
Deferred tax liabilities	466,246	482,739
Total current liabilities	11,752,358	14,456,632
Noncurrent contract liabilities and asset retirement obligations	252,971	248,284
Operating lease liabilities, net of current portion	2,378,248	2,576,883
Accrued post-retirement benefits, net of current portion	882,500	1,110,000
Other long-term obligations, net of current portion	1,361,142	1,369,758
Total liabilities	16,627,219	19,761,557
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, par value $.01 per share: authorized, 3,000 shares; none issued	—	—
Common stock, par value $.01 per share: authorized, 150,000,000 shares; issued 111,502,604 shares in 2023 and 94,920,060 shares in 2022; outstanding 109,901,024 in 2023 and 92,883,524 in 2022, respectively	1,099,715	929,540
Additional paid-in capital	381,753,964	360,567,631
Treasury stock (70,635 shares in 2023 and 2022, at cost)	(103,127)	(103,127)
Accumulated other comprehensive income	1,182,295	1,176,068
Accumulated deficit	(341,035,370)	(338,406,815)
Total Kopin Corporation stockholders’ equity	42,897,477	24,163,297
Noncontrolling interest	—	(172,682)
Total Kopin Corporation stockholders’ equity	42,897,477	23,990,615
Total liabilities and stockholders’ equity	$59,524,696	$43,752,172

See notes to unaudited condensed consolidated financial statements

KOPIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended
	April 1, 2023	March 26, 2022
Revenues:
Net product revenues	$7,654,716	$6,507,528
Research and development revenues	2,896,451	4,908,033
Other revenues	207,024	162,861
Total revenues	10,758,191	11,578,422
Expenses:
Cost of product revenues	6,624,101	7,782,879
Research and development	2,312,217	5,408,613
Selling, general and administration	4,648,130	4,464,548
Total expenses	13,584,448	17,656,040
Loss from operations	(2,826,257)	(6,077,618)
Other income:
Interest income	101,765	6,980
Other income (expense), net	37,030	(1,141)
Gain on investments	—	4,700,000
Foreign currency transaction gains	97,907	35,115
Total other income	236,702	4,740,954
Loss before provision for income taxes and net loss attributable to noncontrolling interest	(2,589,555)	(1,336,664)
Tax provision	(39,000)	(36,000)
Net loss	(2,628,555)	(1,372,664)
Net loss attributable to the noncontrolling interest	—	23
Net loss attributable to Kopin Corporation	$(2,628,555)	$(1,372,641)
Net loss per share
Basic and diluted	$(0.03)	$(0.02)
Weighted average number of common shares outstanding
Basic and diluted	105,036,382	90,121,226

See notes to unaudited condensed consolidated financial statements

KOPIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF comprehensive loss

(Unaudited)

	Three months ended	Three months ended
	April 1, 2023	March 26, 2022
Net loss	$(2,628,555)	$(1,372,664)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	9,994	(5,932)
Unrealized holding loss on marketable securities	(3,767)	(107,451)
Reclassification of holding losses in net loss	—	(523)
Other comprehensive income (loss), net of tax	6,227	(113,906)
Comprehensive loss	(2,622,328)	(1,486,570)
Comprehensive income attributable to the noncontrolling interest	—	23
Comprehensive loss attributable to Kopin Corporation	$(2,622,328)	$(1,486,547)

See notes to unaudited condensed consolidated financial statements

KOPIN CORPORATION

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Common Stock		Additional Paid-in	Treasury	Accumulated Other Comprehensive	Accumulated	Total Kopin Corporation Stockholders’	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Stock	Income	Deficit	Equity	Interest	Equity
Balance, December 31, 2022	92,954,159	$929,540	$360,567,631	$(103,127)	$1,176,068	$(338,406,815)	$24,163,297	$(172,682)	$23,990,615
Vesting of restricted stock	17,500	175	(175)	-	-	-	-	-	-
Stock-based compensation expense	-	-	194,190	-	-	-	194,190	-	194,190
Other comprehensive income	-	-	-	-	6,227	-	6,227	-	6,227
Issuance of common stock and pre-funded warrants, net of costs	17,000,000	170,000	21,165,000	-	-	-	21,335,000	-	21,335,000
Acquisition of noncontrolling interest	-	-	(172,682)	-	-	-	(172,682)	172,682	-
Net loss	-	-	-	-	-	(2,628,555)	(2,628,555)	-	(2,628,555)
Balance, April 1, 2023	109,971,659	$1,099,715	$381,753,964	$(103,127)	$1,182,295	$(341,035,370)	$42,897,477	$-	$42,897,477

	Common Stock		Additional Paid-in	Treasury	Accumulated Other Comprehensive	Accumulated	Total Kopin Corporation Stockholders’	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Stock	Income	Deficit	Equity	Interest	Equity
Balance, December 25, 2021	90,069,169	$900,691	$356,931,157	$(366,110)	$1,414,351	$(319,080,898)	$39,799,191	$(172,334)	$39,626,857
Vesting of restricted stock	154,421	1,544	(1,544)	-	-	-	-	-	-
Stock-based compensation expense	-	-	656,073	-	-	-	656,073	-	656,073
Other comprehensive loss	-	-	-	-	(113,906)	-	(113,906)	-	(113,906)
Restricted stock for tax withholding obligations	-	-	-	(95,613)	-	-	(95,613)	-	(95,613)
Net loss	-	-	-	-	-	(1,372,641)	$(1,372,641)	(23)	(1,372,664)
Balance, March 26, 2022	90,223,590	$902,235	$357,585,686	$(461,723)	$1,300,445	$(320,453,539)	$38,873,104	$(172,357)	$38,700,747

KOPIN CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended	Three months ended
	April 1, 2023	March 26, 2022
Cash flows from operating activities:
Net loss	$(2,628,555)	$(1,372,664)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	224,574	267,590
Accretion of premium or discount on marketable debt securities	-	128
Stock-based compensation	194,190	656,073
Loss on sale of property and plant	-	202,671
Gain on investment transactions	-	(4,700,000)
Income taxes	39,105	35,836
Foreign currency gains	(118,697)	(16,351)
Change in allowance for credit losses	495,000	(26,281)
Write-off of excess inventory	292,405	588,175
Changes in other non-cash items	200,000	453,262
Changes in assets and liabilities:
Accounts receivable	(420,919)	5,777,308
Contract assets and unbilled receivables	934,759	(252,809)
Inventory	(665,589)	(1,156,461)
Prepaid expenses, other current assets and other assets	(525,705)	(314,361)
Accounts payable and accrued expenses	(1,983,304)	(107,657)
Contract liabilities and billings in excess of revenue earned	(211,815)	(2,317,122)
Net cash used in operating activities	(4,174,551)	(2,282,663)
Cash flows from investing activities:
Capital expenditures	(216,618)	(524,368)
Purchases of marketable debt securities	(17,624,779)	(3,000,030)
Proceeds from sale of marketable debt securities	1,000,000	1,000,000
Other assets	1,000	-
Net cash used in investing activities	(16,840,397)	(2,524,398)
Cash flows from financing activities:
Issuance of common stock and pre-funded warrants, net of costs	21,335,000	-
Settlements of restricted stock for tax withholding obligations	-	(95,613)
Net cash provided by (used in) financing activities	21,335,000	(95,613)
Effect of exchange rate changes on cash	4,216	(17,765)
Net increase (decrease) in cash and cash equivalents	324,268	(4,920,439)
Cash and cash equivalents:
Beginning of period	8,258,878	26,787,931
End of period	$8,583,146	$21,867,492

See notes to unaudited condensed consolidated financial statements

KOPIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The condensed consolidated financial statements of Kopin Corporation as of April 1, 2023 and for the three month periods ended April 1, 2023 and March 26, 2022 are unaudited and include all adjustments that, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. These condensed consolidated financial statements should be read in conjunction with the Company’s financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022. The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for any other interim period or for a full fiscal year. As used in this report, the terms “we”, “us”, “our”, “Kopin” and the “Company” mean Kopin Corporation and its subsidiaries, unless the context indicates another meaning.

The consolidated financial statements for the three months ended April 1, 2023 include the accounts of Kopin Corporation and its wholly owned subsidiaries. The consolidated financial statements for the three months ended March 26, 2022 include the accounts of Kopin Corporation, its wholly owned subsidiaries, and a majority owned 80% subsidiary, eMDT America Inc. (“eMDT”). Kopin acquired the remaining 20% of eMDT during the three months ended April 1, 2023. Net loss attributable to noncontrolling interest in the Company’s consolidated statements of operations for the three months ended March 26, 2022 represents the 20% of the results of operations which is allocated to the shareholders of the equity interests not owned by the Company. All intercompany transactions and balances have been eliminated.

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

On January 5, 2023, the Company entered into a Technology License Agreement and an Asset Purchase Agreement (the “LST Agreements”) with Lightning Silicon Technology, Inc. (“LST”). Pursuant to the LST Agreements, the Company issued a license to LST for certain technology associated with our Organic Light Emitting Technology, transferred in-process development contracts with two customers and accounts receivables that the Company had previously determined were not collectible. The technology license agreement provides for Kopin to transfer certain patents to LST if LST achieves certain milestones, however upon transfer Kopin will receive a license to the technology. To the extent LST makes improvements to the technology licensed from Kopin, Kopin will receive a license for these improvements for certain markets. Kopin is not obligated to provide any additional funding support to LST. As consideration for the transaction, the Company received 18,000,000 preferred shares in LST, which the Company determined had no fair value as of the transaction date or as of April 1, 2023. While these shares represent a 20.0% equity stake in LST, they do not provide the Company with voting rights to elect LST’s governance Board. The Company will also receive a royalty based on unit sales of products that utilize the technology licensed. Drs. John Fan, the Company’s former President and CEO and current Chairman of the Board, Boryeu Tsaur, a former Executive Vice President of the Company and Hong Choi, the Company’s former Chief Technology Officer terminated their employment with the Company and became investors in and members of the management team of LST. Dr. Fan is the Founder of LST. As a result of this transaction, in 2022 the Company wrote off the two operating lease assets associated with facilities used for the development of our organic light emitting diode (OLED) products. The Company’s maximum exposure to loss related to its involvement with LST is limited to the value of its investment in LST, which has a carrying value of $0 at April 1, 2023.

On January 27, 2023, the Company sold 17,000,000 shares of common stock and pre-funded warrants to purchase up to 6,000,000 shares of common stock at a public offering price of $0.99 per share for net proceeds of approximately $21.4 million. The Company believes that its existing cash, cash equivalents, will be adequate to satisfy its current operating plans for at least the next twelve months from the issuance of these financial statements. The Company has in the past sold equity securities through at-the-market equity offerings and in the traditional fashion of significant equity offerings. Nonetheless, management monitors the capital markets on an ongoing basis and may consider raising capital if favorable market conditions develop. If the Company’s actual results are less than projected or the Company needs to raise capital for additional liquidity, the Company may be required to do additional equity financings, reduce expenses, or enter into a strategic transaction. However, management can make no assurance that the Company will be able to raise additional capital, reduce expenses sufficiently, or enter into a strategic transaction on terms acceptable to the Company, or at all.

2. ACCOUNTING STANDARDS

ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments became effective for smaller reporting companies for fiscal years beginning after December 15, 2022. The amendments in ASU 2016-13 are intended to provide more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The Company adopted this standard on January 1, 2023 and there was not a material impact.

3. CASH AND CASH EQUIVALENTS AND MARKETABLE DEBT SECURITIES

The Company considers all highly liquid, short-term debt instruments with original maturities of three months or less to be cash equivalents.

Marketable debt securities consist primarily of commercial paper, medium-term corporate notes, and U.S. government and agency backed securities. The Company classifies these marketable debt securities as available-for-sale at fair value in “Marketable debt securities, at fair value.” The Company records the amortization of premiums and accretion of discounts on marketable debt securities in the results of operations.

The Company uses the specific identification method as a basis for determining cost and calculating realized gains and losses with respect to marketable debt securities. The gross gains and losses realized related to sales and maturities of marketable debt securities were not material during the three months ended April 1, 2023 and March 26, 2022.

Investments in available-for-sale marketable debt securities were as follows at April 1, 2023 and December 31, 2022:

	Amortized Cost		Unrealized Losses		Fair Value
	2023	2022	2023	2022	2023	2022
U.S. government and agency backed securities	$13,374,623	$2,500,006	$(43,938)	$(102,276)	$13,330,685	$2,397,730
Corporate debt and certificates of deposit	7,750,174	2,000,012	(53,809)	(8,964)	7,696,365	1,991,048
Total	$21,124,797	$4,500,018	$(97,747)	$(111,240)	$21,027,050	$4,388,778

The contractual maturity of the Company’s marketable debt securities was as follows at April 1, 2023:

	Less than One year	One to Five years	Total
U.S. government and agency backed securities	$11,345,770	$1,984,915	$13,330,685
Corporate debt	2,492,328	5,204,037	7,696,365
Total	$13,838,098	$7,188,952	$21,027,050

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

The following table details the fair value measurements of the Company’s financial assets:

		Fair Value Measurement at April 1, 2023 Using:
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$8,583,146	$8,583,146	$—	$—
U.S. government and agency-backed securities	13,330,685	8,907,220	4,423,465	—
Corporate debt	499,860	—	499,860	—
Certificates of deposit	7,196,505	7,196,505	—	—
Equity investments	7,727,789	195,755	—	7,532,034
	$37,337,985	$24,882,626	$4,923,325	$7,532,034

		Fair Value Measurement at December 31, 2022 Using:
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$8,258,878	$8,258,878	$—	$—
U.S. government and agency- backed securities	2,397,730	—	2,397,730	—
Corporate debt	1,500,445	—	1,500,445	—
Certificates of deposit	490,603	490,603	—	—
Equity investments	7,721,206	213,016	—	7,508,190
	$20,368,862	$8,962,497	$3,898,175	$7,508,190

Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur. Changes in Level 3 investments were as follows:

	December 31, 2022	Net unrealized gains	Purchases, issuances and settlements	April 1, 2023
Equity Investments	$7,508,190	$23,844	$—	$7,532,034

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value because of their short-term nature. If accrued liabilities were carried at fair value, these would be classified as Level 2 in the fair value hierarchy.

Marketable Debt Securities

Corporate debt consists of floating rate notes with a maturity that may be over multiple years but has interest rates that are reset every three months. The Company validates the fair market values of the financial instruments above by using discounted cash flow models, obtaining independent pricing of the securities or through the use of a model that incorporates the three-month interest rate, the credit default swap rate of the issuer and the bid and ask price spread of the same or similar investments which are traded on several markets.

Equity Investments

From 2017 through 2019, the Company made several equity investments in a customer. In the fourth quarter of 2019, the Company reviewed the financial condition and other factors of the customer and, as a result, recorded an impairment charge of $5.2 million to reduce its investment in the customer to zero as of December 28, 2019. In the first quarter of 2022, the customer raised additional equity capital and based on an observable price change of the customer’s share prices and terms of the equity sale the Company remeasured the fair market value of its investment and recorded a gain of $4.7 million. As of April 1, 2023, the Company owned an approximate 2.3% interest in this investment.

During the three months ended April 1, 2023, the Company recorded a less than $0.1 million unrealized gain on an equity interest in a company due to a fluctuation in the foreign exchange rate.

5. INVENTORY

Inventories are stated at standard cost adjusted to approximate the lower of cost (first-in, first-out method) or net realizable value and consist of the following at April 1, 2023 and December 31, 2022:

	April 1, 2023	December 31, 2022
Raw materials	$4,442,045	$4,285,757
Work-in-process	1,971,239	1,735,454
Finished goods	404,470	405,189
Total	$6,817,754	$6,426,400

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

The following were not included in weighted-average common shares outstanding-diluted because they are anti-dilutive or performance conditions have not been met at the end of the period:

	Three months ended	Three months ended
	April 1, 2023	March 26, 2022
Non-vested restricted common stock	1,530,945	1,953,171

7. STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION

Registered sale of equity securities

On January 27, 2023, the Company sold 17,000,000 shares of common stock and pre-funded warrants to purchase up to 6,000,000 shares of common stock at a public offering price of $0.99 per pre-funded warrant, for gross proceeds of $22.9 million before deducting underwriting discounts and offering expenses paid by the Company of $1.5 million. The offering price of the pre-funded warrant equals the public offering price per share of the common stock less the $0.01 per share exercise price of each pre-funded warrant.

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

Restricted stock activity for the three month period ended April 1, 2023 was as follows:

	Shares	Weighted Average Grant Fair Value
Balance, December 31, 2022	1,965,901	$2.22
Granted	200,294	1.31
Forfeited	(617,750)	3.20
Vested	(17,500)	1.26
Balance, April 1, 2023	1,530,945	$1.72

Stock-Based Compensation

The following table summarizes stock-based compensation expense within each of the categories below as it relates to non-vested restricted common stock awards for the three months ended April 1, 2023 and March 26, 2022 (no tax benefits were recognized):

	Three Months Ended	Three Months Ended
	April 1, 2023	March 26, 2022
Cost of product revenues	$26,218	$66,668
Research and development	16,874	147,379
Selling, general and administrative	151,098	442,026
Total	$194,190	$656,073

Unrecognized compensation expense for non-vested restricted common stock as of April 1, 2023 totaled $2.6 million and is expected to be recognized over a weighted average period of approximately three years.

8. ACCRUED WARRANTY

The Company typically warrants its products against defect for 12 to 18 months, however, for certain products a customer may purchase an extended warranty. A provision for estimated future costs and estimated returns for credit relating to such warranty is recorded in the period when product is shipped and revenue is recognized and is updated as additional information becomes available. The Company’s estimate of future costs to satisfy warranty obligations is based primarily on historical warranty expense experienced and a provision for potential future product failures. Changes in the accrued warranty for the three months ended April 1, 2023 were as follows:

Balance, December 31, 2022	$1,966,000
Additions	395,000
Claims	(195,000)
Balance, April 1, 2023	$2,166,000

Extended Warranties

Deferred revenue represents the purchase of extended warranties by the Company’s customers. The Company recognizes revenue from an extended warranty on the straight-line method over the life of the extended warranty, which is typically 12 to 15 months beyond the standard 12 to 18-month warranty. The Company classifies the current portion of deferred revenue under Other accrued liabilities in its condensed consolidated balance sheets. At April 1, 2023, the Company had less than $0.1 million of deferred revenue related to extended warranties.

9. INCOME TAXES

The Company recorded a provision for income taxes of less than $0.1 million in each of the three months ended April 1, 2023, and March 26, 2022. As of April 1, 2023, the Company has available for tax purposes U.S. federal net operating loss carryforwards (“NOLs”) of approximately $135.5 million expiring 2023 through 2038 and $89.3 million that have an unlimited carryover period. The Company has recognized a full valuation allowance on its domestic and certain foreign net deferred tax assets due to the uncertainty of realization of such assets. The Company recognizes both accrued interest and penalties related to its uncertain tax positions related to intercompany loan interest and potential transfer pricing exposure related to its foreign subsidiaries.

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

Contract liabilities consist of advance payments and billings in excess of cost incurred and deferred revenue.

Net contract assets (liabilities) consisted of the following:

	April 1, 2023	December 31, 2022	$ Change	% Change
Contract assets and unbilled receivables —current	$3,043,076	$4,068,364	$(1,025,288)	(25)%
Contract liabilities and billings in excess of revenues earned	(718,544)	(930,500)	211,956	(23)%
Contract liabilities—noncurrent	(6,331)	(6,190)	(141)	2%
Net contract assets	$2,318,201	$3,131,674	$(813,473)	(26)%

The $0.8 million decrease in the Company’s net contract assets at April 1, 2023 as compared to December 31, 2022 was primarily due to recording of revenue earned against advanced payments.

In the three months ended April 1, 2023, the Company recognized revenue of $0.5 million related to our contract liabilities at December 31, 2022. In the three months ended March 26, 2022, the Company recognized revenue of $2.9 million related to our contract liabilities at December 25, 2021.

The Company did not recognize impairment losses on our contract assets in the three months ended April 1, 2023 or March 26, 2022.

Performance Obligations

The Company’s revenue recognition related to performance obligations that were satisfied at a point in time and over time were as follows:

	Three months ended	Three months ended
	April 1, 2023	March 26, 2022
Point in time	26%	20%
Over time	74%	80%

Remaining performance obligations represent the transaction price of orders for which work has not been performed and excludes unexercised contract options and potential orders under ordering-type contracts (e.g., indefinite-delivery, indefinite-quantity (“IDIQ”)). As of April 1, 2023, the aggregate amount of the transaction price allocated to remaining performance obligations was $17.5 million which the Company expects to recognize over the next 12 months. The remaining performance obligations represent amounts to be earned under government contracts, which are subject to cancellation.

11. LEASES

The Company enters into operating leases primarily for: real estate, including for manufacturing, engineering, research, administration and sales facilities, and information technology (“IT”) equipment. At April 1, 2023 and December 31, 2022, the Company did not have any finance leases. Approximately all of our future lease commitments, and related lease liability, relate to the Company’s real estate leases. Some of the Company’s leases include options to extend or terminate the lease.

The components of lease expense were as follows:

	Three months ended	Three months ended
	April 1, 2023	March 26, 2022
Operating lease cost	$214,563	$249,503

At April 1, 2023, the Company’s future lease payments under non-cancellable leases were as follows:

2023 (excluding the three months ended April 1, 2023)	$729,950
2024	891,292
2025	638,256
2026	604,000
2027	604,000
Thereafter	201,333
Total future lease payments	3,668,831
Less imputed interest	(500,016)
Total	$3,168,815

The Company’s lease liabilities recognized in the Company’s condensed consolidated balance sheet at April 1, 2023 were as follows:

April 1, 2023
Operating lease liabilities–current	$790,567
Operating lease liabilities–noncurrent	2,378,248
Total lease liabilities	$3,168,815

Supplemental cash flow information related to leases was as follows:

Three months ended
April 1, 2023
Cash paid for amounts included in the measurement of operating lease liabilities	$248,254

Other information related to leases was as follows:

April 1, 2023
Weighted Average Discount Rate–Operating Leases	5.97%
Weighted Average Remaining Lease Term–Operating Leases (in years)	4.48

12. SEGMENTS AND DISAGGREGATION OF REVENUE

We continually monitor and review our segment reporting structure in accordance with authoritative guidance to determine if any changes have occurred that would affect our reportable segments. We report under one segment, as our Chief Executive Officer, who is our chief operating decision maker (“CODM”), reviews results on a total company basis.

Total long-lived assets by country at April 1, 2023 and December 31, 2022 were:

Total Long-lived Assets (in thousands)	April 1, 2023	December 31, 2022
United States	$4,470	$4,604
United Kingdom	362	396
Total	$4,832	$5,000

We disaggregate our revenue from contracts with customers by geographic location and by display application, as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.

During the three months ended April 1, 2023 and March 26, 2022, the Company derived its sales from the following geographies:

	April 1, 2023		March 26, 2022
(In thousands, except percentages)	Revenue	% of Total	Revenue	% of Total
United States	$8,977	84%	$9,297	80%
Asia-Pacific	1,409	13%	2,144	19%
Europe	372	3%	137	1%
Total Revenues	$10,758	100%	$11,578	100%

During the three months ended April 1, 2023 and March 26, 2022, the Company derived its sales from the following display applications:

(In thousands)	April 1, 2023	March 26, 2022
Defense	$6,420	$4,757
Industrial	925	1,530
Consumer	310	220
R&D	2,896	4,908
License and royalties	207	163
Total Revenues	$10,758	$11,578

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

On October 11, 2016, the Company filed its Answer and Affirmative Defenses. The parties completed expert depositions on November 15, 2019. On December 2, 2019, the Company filed a Motion for Partial Summary Judgment requesting the Court dismiss counts 2-7 in their entirety and counts 1 and 8 in part. BlueRadios also filed a Motion for Partial Summary Judgment alleging it is the co-owner of U.S. Patent No. 8,909,296. Responses to the Motions for Partial Summary Judgment were filed on January 15, 2020, and replies were filed on February 19, 2020. On September 25, 2020, the Court denied BlueRadios’ Motion for Partial Summary Judgment. On August 3, 2022, the Court granted the Company’s Motion for Partial Summary Judgment by dismissing counts 3, 6, 7, punitive damages under count 2, and count 8 as it relates to patent applications, and denying the motion as it relates to counts 1, 4, and 5, and the remainder of counts 2 and 8. The Court also ordered discovery reopened for certain limited purposes. A trial date was set by the Court for January 22 – February 5, 2024. The Company has not concluded a loss from this matter is probable; therefore, we have not recorded an accrual for litigation or claims related to this matter for the period ended April 1, 2023. The Company will continue to evaluate information as it becomes known and will record an estimate for losses at the time or times when it is both probable that a loss has been incurred and the amount of the loss is reasonably estimable.

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

During the three-month periods ended April 1, 2023 and March 26, 2022, the Company had the following transactions with related parties:

	Three months ended		Three months ended
	April 1, 2023		March 26, 2022
	Sales	Purchases	Sales	Purchases
RealWear, Inc.	$207,024	$—	$624,216	$—
HMDmd, Inc.	266,476	—	—	—
Lightning Silicon Technology, Inc.	—	39,255	—	—
	$473,500	$39,255	$624,216	$—

At April 1, 2023 and December 31, 2022, the Company had the following receivables and payables with related parties:

	April 1, 2023		December 31, 2022
	Receivables	Payables	Receivables	Payables
RealWear, Inc.	$207,024	$—	$171,518	$—
HMDmd, Inc.	370,570	—	151,340	—
Solos Technology	875	—	2,248	—
Lightning Silicon Technology, Inc.	15,112	29,600	—	—
	$593,581	$29,600	$325,106	$—

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

The following discussion should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and our unaudited condensed consolidated financial statements included in this Form 10-Q.

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

Revenues. For the three months ended April 1, 2023 and March 26, 2022, our revenues by display application, which include product sales and amounts earned from research and development contracts (“R&D”), were as follows:

	Three months ended	Three months ended
(In thousands)	April 1, 2023	March 26, 2022
Defense	$6,420	$4,757
Industrial	925	1,530
Consumer	310	220
R&D	2,896	4,908
License and royalties	207	163
Total Revenues	$10,758	$11,578

Sales of our products for Defense applications include systems used by the military both in the field and for training and simulation. The increase in Defense applications revenues in the three months ended April 1, 2023 as compared to the three months ended March 26, 2022 was primarily due to an increase in revenues from displays used in pilot helmets.

Industrial applications revenue represents customers who purchase our display products for use in 3D metrology equipment and headsets used for applications in manufacturing, distribution and public safety. Our 3D metrology customers are primarily located in Asia and sell to Asian contract manufacturers who use the 3D metrology machines for quality control purposes. The decrease in Industrial applications revenues for the three months ended April 1, 2023 as compared to the three months ended March 26, 2022 was primarily due to a decline in sales of products for headsets.

Our displays for Consumer applications are used primarily in thermal imaging products and recreational rifle and hand-held scopes. The increase in Consumer applications revenues for the three months ended April 1, 2023 as compared to the three months ended March 26, 2022 was primarily due to an increase in sales for hand-held thermal imagers.

R&D revenues decreased in the three months ended April 1, 2023 as compared to the three months ended March 26, 2022 primarily due to decreases in funding for U.S. defense programs. Included in R&D revenues is approximately $400,000 related to OLED development programs with customers.

International revenues represented 16% and 20% of total revenues for the three months ended April 1, 2023 and March 26, 2022, respectively. We categorize our revenues as either domestic or international based upon the delivery destination of our product. For example, if the customer is located in Asia or if a U.S. customer has its Asian contract manufacturer order product from us and we deliver the product to Asia, then we categorize both these sales as international. In addition, if we earn royalties on sales from a customer, the royalties are categorized as domestic or international based on how the product revenues are categorized. The decrease in international revenues was a result of a decrease in sales of our OLED products and our display products for industrial wearable headset applications. Our international sales are primarily denominated in U.S. currency. Consequently, a strengthening of the U.S. dollar could increase the price in local currencies of our products in foreign markets and make our products relatively more expensive than competitors’ products that are denominated in local currencies, which could lead to a reduction in sales or profitability in those foreign markets. We have not taken any protective measures against exchange rate fluctuations, such as purchasing hedging instruments with respect to such fluctuations, because of the historically stable exchange rate between the British Pound Sterling (the functional currency of our U.K. subsidiary) and the U.S. dollar. Foreign currency translation impact on our results, if material, is described in further detail under “Item 3. Quantitative and Qualitative Disclosures About Market Risk” section below.

Cost of Product Revenues. Cost of product revenues, which is comprised of materials, labor and manufacturing overhead related to the production of our products for the three months ended April 1, 2023 and March 26, 2022 were as follows:

	Three Months Ended	Three Months Ended
(In thousands, except for percentages)	April 1, 2023	March 26, 2022
Cost of product revenues	$6,624	$7,783
Cost of product revenues as a % of net product revenues	87%	120%

The decrease in cost of product revenue as a percent of net product revenues for the three months ended April 1, 2023 as compared to the three months ended March 26, 2022 was due to lower material costs for warranty issues of approximately $450,000.

During 2021, we became aware of global shortages of semiconductor components. During 2022, our manufacturing was impacted by a shortage of several semiconductor components from our normal vendors that are necessary to manufacture our products. For some components we were able to identify and use other sources for the components but for some components primarily used in defense related products, we were able to avail ourselves of alternate components because their use would have required a requalification of our product by our customer. The shortage of certain semiconductor components situation is very dynamic, and we rely on our vendors to provide information about the vendors that they use.

Research and Development. R&D expenses are incurred in support of internal display development programs and programs funded by agencies or prime contractors of the U.S. government and commercial partners. R&D costs include staffing, purchases of materials and laboratory supplies, circuit design costs, fabrication and packaging of display products, and overhead. In fiscal year 2023, we expect our R&D expenditures to be related to our display products, overlay weapon sights and OLED display technologies. Funded and internal R&D expenses are combined in research and development expenses in the condensed consolidated statement of operations. R&D expenses for the three months ended April 1, 2023 and March 26, 2022 were as follows:

	Three Months Ended	Three Months Ended
(In thousands)	April 1, 2023	March 26, 2022
Funded	$1,640	$3,367
Internal	672	2,042
Total research and development expense	$2,312	$5,409

Funded R&D expense for the three months ended April 1, 2023 decreased as compared to the three months ended March 26, 2022 primarily due to decreased spending on U.S. defense programs and programs previously in development are transitioning into production. Included in internal R&D expense is approximately $195,000 related to OLED development activities.

On January 5, 2023, the Company entered into a Technology License Agreement and an Asset Purchase Agreement (the “LST Agreements”) with Lightning Silicon Technology, Inc. (“LST”). Drs. John Fan, the Company’s former President and CEO and current Chairman of the Board, Boryeu Tsaur, a former Executive Vice President of the Company and Hong Choi, the Company’s former Chief Technology Officer, terminated their employment with the Company and became investors in and members of the management team of LST. In addition, approximately 20 employees terminated their employment with the Company and joined LST. These individuals were primarily involved with internal R&D projects and the termination of the programs they were working on and their employment is the primary reason for the decrease in internal R&D expense.

Selling, General and Administrative. Selling, general and administrative (“S,G&A”) expenses consist of the expenses incurred by our sales and marketing personnel and related expenses, and administrative and general corporate expenses. S,G&A expenses for the three months ended April 1, 2023 and March 26, 2022 were as follows:

	Three Months Ended	Three Months Ended
(In thousands, except for percentages)	April 1, 2023	March 26, 2022
Selling, general and administration expense	$4,648	$4,465
Selling, general and administration expense as a % of revenues	43%	39%

S,G&A increased for the three months ended April 1, 2023 as compared to the three months ended March 26, 2022 primarily due to an increase in professional fees, partially offset by a decrease in compensation and employee benefit costs and stock-based compensation. Included in SG&A is approximately $495,000 of credit loss expense related to OLED receivables.

Other Income, net. Other income, net, is primarily composed of interest income, foreign currency transactions, gains on fair value recording of investments and remeasurement gains and losses incurred by our U.K.-based subsidiary and other non-operating income items. Other income, net, for the three months ended April 1, 2023 and March 26, 2022 were as follows:

	Three Months Ended	Three Months Ended
(In thousands)	April 1, 2023	March 26, 2022
Other income, net	$237	$4,741

During the three months ended April 1, 2023 and March 26, 2022, we recorded foreign currency gains of less than $0.1 million. Other income for the first quarter of 2022 includes an unrealized gain of $4.7 million resulting from an observable price change in an equity investment.

Tax Provision. We recorded a provision for income taxes of less than $0.1 million in the three months ended April 1, 2023 and the three months ended March 26, 2022.

Net Loss Attributable to Noncontrolling Interest. In the first quarter of 2023, we acquired the remaining interest in eMDT America (“eMDT”). Net loss attributable to noncontrolling interest on our condensed consolidated statements of operations represents the 20% portion of the results of operations of eMDT which is allocated to the stockholders of the equity interests not owned by us in 2022. The change in net loss attributable to noncontrolling interest is the result of the change in the results of operations of eMDT for the three months ended March 26, 2022.

Net Loss Attributable to Kopin Corporation. We incurred a net loss attributable to Kopin Corporation of $2.6 million during the three months ended April 1, 2023 compared to a net loss attributable to Kopin Corporation of $1.4 million during the three months ended March 26, 2022. The increase in the net loss attributable to Kopin Corporation during the three months ended April 1, 2023 compared to the three months ended March 26, 2022 was primarily due to unrealized gains on investments in 2022 which were partially offset by a decrease in internal R&D expense.

Liquidity and Capital Resources

At April 1, 2023 and December 31, 2022, we had cash and cash equivalents and marketable securities of $29.6 million and $12.6 million, respectively, and working capital of $35.0 million and $16.4 million, respectively. The change in cash and cash equivalents and marketable securities was primarily due to gross proceeds of $22.9 million received from the sale of 17,000,000 shares of common stock and the pre-funded warrants to purchase up to 6,000,000 shares of common stock at a public offering price of $0.99 per share. The reader is referred to Note 7 Stockholders’ Equity and Stock-Based Compensation.

We believe that our existing cash and cash equivalents will be adequate to satisfy our current operating plans for at least the next twelve months from the issuance of these financial statements. We have in the past sold equity securities through at-the-market equity offerings and in the traditional fashion of significant equity offerings. Nonetheless, management monitors the capital markets on an ongoing basis and may consider raising capital if favorable market conditions develop. If our actual results are less than projected or we need to raise capital for additional liquidity, we may be required to do additional equity financing, reduce expenses, or enter into a strategic transaction. However, management can make no assurance that we will be able to raise additional capital, reduce expenses sufficiently, or enter into a strategic transaction on terms acceptable to us, or at all.

Cash and cash equivalents and marketable debt securities held in U.S. dollars at April 1, 2023 and December 31, 2022 were as follows:

	April 1, 2023	December 31, 2022
Domestic locations	$28,991,852	$11,778,324
International locations	425,725	629,793
Subtotal cash and cash equivalents marketable debt securities held in U.S. dollars	29,417,577	12,408,117
Cash and cash equivalents held in other currencies and converted to U.S. dollars	192,619	239,539
Total cash and cash equivalents and marketable debt securities	$29,610,196	$12,647,656

We have no plans to repatriate the cash and cash equivalents held in our foreign subsidiary Forth Dimension Displays, Ltd. (“FDD”), and, as such, we have not recorded any deferred tax liability with respect to such cash.

We expect to expend between $1.0 million and $2.0 million on capital expenditures in 2023.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of April 1, 2023, the Company conducted an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of April 1, 2023, as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The term “disclosure controls and procedures” means controls and other procedures that are designed to ensure that information required to be disclosed by the Company in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the requisite time periods and that such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act are accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of April 1, 2023, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended April 1, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On October 11, 2016, the Company filed its Answer and Affirmative Defenses. The parties completed expert depositions on November 15, 2019. On December 2, 2019, the Company filed a Motion for Partial Summary Judgment requesting the Court dismiss counts 2-7 in their entirety and counts 1 and 8 in part. BlueRadios also filed a Motion for Partial Summary Judgment alleging it is the co-owner of U.S. Patent No. 8,909,296. Responses to the Motions for Partial Summary Judgment were filed on January 15, 2020, and replies were filed on February 19, 2020. On September 25, 2020, the Court denied BlueRadios’ Motion for Partial Summary Judgment. On August 3, 2022, the Court granted the Company’s Motion for Partial Summary Judgment by dismissing counts 3, 6, 7, punitive damages under count 2, and count 8 as it relates to patent applications, and denying the motion as it relates to counts 1, 4, and 5, and the remainder of counts 2 and 8. The Court also ordered discovery reopened for certain limited purposes. A trial date was set by the Court for January 22 – February 5, 2024. The Company has not concluded a loss from this matter is probable; therefore, we have not recorded an accrual for litigation or claims related to this matter for the period ended April 1, 2023. The Company will continue to evaluate information as it becomes known and will record an estimate for losses at the time or times when it is both probable that a loss has been incurred and the amount of the loss is reasonably estimable.

Item 1A. Risk Factors

Our business and financial results are subject to numerous risks and uncertainties. As a result, the risks and uncertainties discussed in Part I, Item 1A. Risk Factors in our 2022 Annual Report on Form 10-K should be carefully considered. There have been no material changes in the assessment of our risk factors from those set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell any securities during the three months ended April 1, 2023 that were not registered under the Securities Act.

Item 6. Exhibits

Exhibit No.	Description
4.1	Form of Pre-Funded Warrant (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 26, 2023)
31.1	Certification of Michael Murray, Chief Executive Officer, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) *
31.2	Certification of Richard A. Sneider, Chief Financial Officer, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) *
32.1	Certification of Michael Murray, Chief Executive Officer, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) **
32.2	Certification of Richard A. Sneider, Chief Financial Officer, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) **

101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Submitted electronically herewith
**	Furnished and not filed herewith

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at April 1, 2023 (Unaudited) and December 31, 2022, (ii) Condensed Consolidated Statements of Operations (Unaudited) for the three months ended April 1, 2023 and March 26, 2022, (iii) Condensed Consolidated Statement of Comprehensive Loss (Unaudited) for the three months ended April 1, 2023 and March 26, 2022, (iv) Condensed Consolidated Statements of Stockholders’ Equity (Unaudited) for the three months ended April 1, 2023 and March 26, 2022, (v) Condensed Consolidated Statements of Cash Flows (Unaudited) for the three months ended April 1, 2023 and March 26, 2022, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KOPIN CORPORATION (Registrant)

Date: May 11, 2023	By:	/S/ MICHAEL MURRAY
Michael Murray
President, Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2023	By:	/S/ RICHARD A. SNEIDER
Richard A. Sneider
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)

