Form 10-Q/A
period 2023-04-01
KOPIN CORP
filed 2023-05-12
CIK 771266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number 000-19882

KOPIN CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	04-2833935
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

125 North Drive, Westborough, MA	01581-3335
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (508) 870-5959

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01	KOPN	Nasdaq Capital Market

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 5, 2023
Common Stock, par value $0.01	111,431,967

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

Explanatory Note

This amendment to Kopin Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended April 1, 2023 filed with the Securities and Exchange Commission on May 11, 2023 is made solely to correct the amount of shares of the registrant’s Common Stock, par value $.01 per share, that were issued and outstanding as of May 5, 2023. No other changes to the disclosure in the original Form 10-Q are made by this Form 10-Q/A.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 12, 2023

Kopin Corporation

By:	/S/ Richard A. Sneider
Richard A. Sneider
Chief Financial Officer