Form 10-Q
period 2023-09-30
KOPIN CORP
filed 2023-11-13
CIK 771266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number 0-19882

KOPIN CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	04-2833935
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

125 North Drive, Westborough, MA	01581-3335
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (508) 870-5959

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01	KOPN	Nasdaq Capital Market

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 3, 2023
Common Stock, par value $0.01	114,449,134

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

Kopin Corporation

Part 1. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

KOPIN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2023	December 31, 2022
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,599,675	$8,258,878
Restricted cash	500,000	—
Marketable debt securities, at fair value	11,610,485	4,388,778
Accounts receivable, net of allowance of $1,025,000 in 2023 and $303,000 in 2022	7,118,214	6,537,891
Contract assets and unbilled receivables	5,882,340	4,068,364
Inventory	9,074,492	6,426,400
Prepaid taxes	104,671	105,495
Prepaid expenses and other current assets	1,478,375	1,074,867
Total current assets	45,368,252	30,860,673
Property, plant and equipment, net	1,794,832	1,831,641
Operating lease right-of-use assets	2,670,116	3,168,520
Other assets	169,132	170,132
Equity investments	4,603,014	7,721,206
Total assets	$54,605,346	$43,752,172

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,187,025	$5,438,980
Accrued payroll and expenses	1,717,584	2,879,139
Accrued warranty	2,161,000	1,966,000
Contract liabilities and billings in excess of revenues earned	668,046	930,500
Operating lease liabilities	762,521	786,928
Accrued post-retirement benefits	790,000	790,000
Other accrued liabilities	1,765,544	1,182,346
Customer deposits	559,503	—
Deferred tax liabilities	450,480	482,739
Total current liabilities	16,061,703	14,456,632
Noncurrent contract liabilities and asset retirement obligations	267,226	248,284
Operating lease liabilities, net of current portion	2,008,077	2,576,883
Accrued post-retirement benefits, net of current portion	507,496	1,110,000
Other long-term obligations, net of current portion	1,391,121	1,369,758
Total liabilities	20,235,623	19,761,557
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $.01 per share: authorized, 3,000 shares; none issued	—	—
Common stock, par value $.01 per share: authorized, 150,000,000 shares; issued 114,415,269 shares in 2023 and 94,920,060 shares in 2022; outstanding 110,396,217 in 2023 and 92,883,524 in 2022, respectively	1,104,668	929,540
Additional paid-in capital	383,898,603	360,567,631
Treasury stock (70,635 shares in 2023 and 2022, at cost)	(103,127)	(103,127)
Accumulated other comprehensive income	1,135,641	1,176,068
Accumulated deficit	(351,666,062)	(338,406,815)
Total Kopin Corporation stockholders’ equity	34,369,723	24,163,297
Noncontrolling interest	—	(172,682)
Total Kopin Corporation stockholders’ equity	34,369,723	23,990,615
Total liabilities and stockholders’ equity	$54,605,346	$43,752,172

See notes to unaudited condensed consolidated financial statements

KOPIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022
Revenues:
Net product revenues	$5,506,193	$8,254,686	$19,172,302	$23,765,872
Research and development revenues	4,956,386	3,374,873	11,737,062	11,089,015
Other revenues	135,918	99,820	907,180	361,946
Total revenues	10,598,497	11,729,379	31,816,544	35,216,833
Expenses:
Cost of product revenues	5,437,953	7,987,154	17,759,117	23,676,283
Research and development	3,089,935	3,441,405	8,534,411	13,995,393
Selling, general and administration	4,798,598	4,320,117	15,912,848	13,112,133
Total expenses	13,326,486	15,748,676	42,206,376	50,783,809
Loss from operations	(2,727,989)	(4,019,297)	(10,389,832)	(15,566,976)
Other income (expense)
Interest income	299,506	21,663	623,971	41,195
Other income (expense), net	31,608	(3,225)	104,403	(7,952)
(Loss) gain on investments	—	(2,000,000)	(3,327,347)	2,700,000
Foreign currency transaction losses	(14,438)	(112,315)	(153,442)	(227,294)
Total other income (expense)	316,676	(2,093,877)	(2,752,415)	2,505,949
Loss before provision for income taxes and net loss attributable to noncontrolling interest	(2,411,313)	(6,113,174)	(13,142,247)	(13,061,027)
Tax provision	(39,000)	(36,000)	(117,000)	(108,000)
Net loss	(2,450,313)	(6,149,174)	(13,259,247)	(13,169,027)
Net loss attributable to the noncontrolling interest	—	—	—	280
Net loss attributable to Kopin Corporation	$(2,450,313)	$(6,149,174)	$(13,259,247)	$(13,168,747)
Net loss per share
Basic and diluted	$(0.02)	$(0.07)	$(0.12)	$(0.14)
Weighted average number of common shares outstanding
Basic and diluted	110,360,814	93,516,231	108,436,146	91,317,288

See notes to unaudited condensed consolidated financial statements

KOPIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022
Net loss	$(2,450,313)	$(6,149,174)	$(13,259,247)	$(13,169,027)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(10,229)	(128,994)	31,955	(170,349)
Unrealized holding loss on marketable securities	(54,175)	(34,110)	(72,382)	(212,889)
Reclassification of holding losses in net loss	—	—	—	(522)
Other comprehensive loss, net of tax	(64,404)	(163,104)	(40,427)	(383,760)
Comprehensive loss	(2,514,717)	(6,312,278)	(13,299,674)	(13,552,787)
Comprehensive loss attributable to the noncontrolling interest	—	—	—	280
Comprehensive loss attributable to Kopin Corporation	$(2,514,717)	$(6,312,278)	$(13,299,674)	$(13,552,507)

See notes to unaudited condensed consolidated financial statements

KOPIN CORPORATION

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Common Stock		Additional Paid-in	Treasury	Accumulated Other Comprehensive	Accumulated	Total Kopin Corporation Stockholders’	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Stock	Income	Deficit	Equity	Interest	Equity
Balance, December 31, 2022	92,954,159	$929,540	$360,567,631	$(103,127)	$1,176,068	$(338,406,815)	$24,163,297	$(172,682)	$23,990,615
Vesting of restricted stock	17,500	175	(175)	-	-	-	-	-	-
Stock-based compensation expense	-	-	194,190	-	-	-	194,190	-	194,190
Other comprehensive income	-	-	-	-	6,227	-	6,227	-	6,227
Issuance of common stock and pre-funded warrants, net of costs	17,000,000	170,000	21,165,000	-	-	-	21,335,000	-	21,335,000
Acquisition of noncontrolling interest	-	-	(172,682)	-	-	-	(172,682)	172,682	-
Net loss	-	-	-	-	-	(2,628,555)	(2,628,555)	-	(2,628,555)
Balance, April 1, 2023	109,971,659	$1,099,715	$381,753,964	$(103,127)	$1,182,295	$(341,035,370)	$42,897,477	$-	$42,897,477
Vesting of restricted stock	404,966	4,050	(4,050)	-	-	-	-	-	-
Stock-based compensation expense	-	-	1,191,257	-	-	-	1,191,257	-	1,191,257
Other comprehensive income	-	-	-	-	17,750	-	17,750	-	17,750
Net loss	-	-	-	-	-	(8,180,379)	(8,180,379)	-	(8,180,379)
Balance, July 1, 2023	110,376,625	$1,103,765	$382,941,171	$(103,127)	$1,200,045	$(349,215,749)	$35,926,105	$-	$35,926,105
Vesting of restricted stock	90,227	903	(903)	-	-	-	-	-	-
Stock-based compensation expense	-	-	958,335	-	-	-	958,335	-	958,335
Other comprehensive loss	-	-	-	-	(64,404)	-	(64,404)	-	(64,404)
Net loss	-	-	-	-	-	(2,450,313)	(2,450,313)	-	(2,450,313)
Balance, September 30, 2023	110,466,852	$1,104,668	$383,898,603	$(103,127)	$1,135,641	$(351,666,062)	$34,369,723	$-	$34,369,723

	Common Stock		Additional Paid-in	Treasury	Accumulated Other Comprehensive	Accumulated	Total Kopin Corporation Stockholders’	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Stock	Income	Deficit	Equity	Interest	Equity
Balance, December 25, 2021	90,069,169	$900,691	$356,931,157	$(366,110)	$1,414,351	$(319,080,898)	$39,799,191	$(172,334)	$39,626,857
Vesting of restricted stock	154,421	1,544	(1,544)	-	-	-	-	-	-
Stock-based compensation expense	-	-	656,073	-	-	-	656,073	-	656,073
Other comprehensive loss	-	-	-	-	(113,906)	-	(113,906)	-	(113,906)
Restricted stock for tax withholding obligations	-	-	-	(95,613)	-	-	(95,613)	-	(95,613)
Net loss	-	-	-	-	-	(1,372,641)	$(1,372,641)	(23)	(1,372,664)
Balance, March 26, 2022	90,223,590	$902,235	$357,585,686	$(461,723)	$1,300,445	$(320,453,539)	$38,873,104	$(172,357)	$38,700,747
Vesting of restricted stock	50,000	500	(500)	-	-	-	-	-	-
Stock-based compensation expense	-	-	417,033	-	-	-	417,033	-	417,033
Other comprehensive loss	-	-	-	-	(106,750)	-	(106,750)	-	(106,750)
Sale of registered stock	1,529,047	15,290	1,550,092	461,723	-	-	2,027,105	-	2,027,105
Net loss	-	-	-	-	-	(5,646,932)	(5,646,932)	(257)	(5,647,189)
Balance, June 25, 2022	91,802,637	$918,025	$359,552,311	$-	$1,193,695	$(326,100,471)	$35,563,560	$(172,614)	$35,390,946
Vesting of restricted stock	149,422	1,495	(1,495)	-	-	-	-	-	-
Stock-based compensation expense	-	-	297,549	-	-	-	297,549	-	297,549
Other comprehensive loss	-	-	-	-	(163,104)	-	(163,104)	-	(163,104)
Sale of registered stock	675,000	6,750	825,486	-	-	-	832,236	-	832,236
Net loss	-	-	-	-	-	(6,149,174)	(6,149,174)	-	(6,149,174)
Balance, September 24, 2022	92,627,059	$926,270	$360,673,851	$-	$1,030,591	$(332,249,645)	$30,381,067	$(172,614)	$30,208,453

See notes to unaudited condensed consolidated financial statements

KOPIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended	Nine months ended
	September 30, 2023	September 24, 2022
Cash flows from operating activities:
Net loss	$(13,259,247)	$(13,169,027)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	498,188	665,217
Accretion of premium or discount on marketable debt securities	—	128
Stock-based compensation	2,343,782	1,370,654
Foreign currency losses	27,478	339,186
Change in allowance for credit losses	726,413	4,772
Write-off of excess inventory	292,405	1,670,993
Investment impairment (unrealized gains on investments)	2,887,893	(2,700,000)
Loss on sale of property and plant	18,878	202,670
Income taxes	117,316	107,509
Changes in other non-cash items	194,890	1,451,478
Changes in assets and liabilities:
Accounts receivable	(2,137,460)	3,756,182
Contract assets and unbilled receivables	(1,651,437)	(2,302,972)
Inventory	(2,944,672)	(1,944,577)
Prepaid expenses, other current assets and other assets	(461,365)	(272,446)
Accounts payable and accrued expenses	1,799,444	(1,651,538)
Contract liabilities and billings in excess of revenue earned	(244,188)	(3,130,965)
Net cash used in operating activities	(11,791,682)	(15,602,736)
Cash flows from investing activities:
Other assets	14,656	23,802
Capital expenditures	(478,282)	(642,146)
Equity investment purchase	—	(499,998)
Proceeds from sale of marketable debt securities	10,374,593	1,000,000
Purchases of marketable debt securities	(17,624,779)	(4,000,042)
Net cash used in investing activities	(7,713,812)	(4,118,384)
Cash flows from financing activities:
Sale of treasury stock, net of costs	—	461,723
Issuance of common stock and pre-funded warrants, net of costs	21,335,000	2,397,618
Settlements of restricted stock for tax withholding obligations	—	(95,613)
Net cash provided by financing activities	21,335,000	2,763,728
Effect of exchange rate changes on cash	11,291	(205,125)
Net increase (decrease) in cash, cash equivalents, and restricted cash	1,840,797	(17,162,517)
Cash, cash equivalents and restricted cash:
Beginning of period	8,258,878	26,787,931
End of period	$10,099,675	$9,625,414

See notes to unaudited condensed consolidated financial statements

KOPIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The condensed consolidated financial statements of Kopin Corporation as of September 30, 2023 and for the nine month periods ended September 30, 2023 and September 24, 2022 are unaudited and include all adjustments that, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. These condensed consolidated financial statements should be read in conjunction with the Company’s financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022. The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for any other interim period or for a full fiscal year. As used in this report, the terms “we”, “us”, “our”, “Kopin” and the “Company” mean Kopin Corporation and its subsidiaries, unless the context indicates another meaning.

The condensed consolidated financial statements for the nine months ended September 30, 2023 include the accounts of Kopin Corporation and its wholly owned subsidiaries. The condensed consolidated financial statements for the nine months ended September 24, 2022 include the accounts of Kopin Corporation and its wholly owned subsidiaries. Net loss attributable to noncontrolling interest in the Company’s condensed consolidated statements of operations for the nine months ended September 24, 2022 represents the 20% of the results of operations of a former partially owned subsidiary which is allocated to the shareholders of the equity interests not owned by the Company. All intercompany transactions and balances have been eliminated.

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

On January 27, 2023, the Company sold 17,000,000 shares of common stock and pre-funded warrants to purchase up to 6,000,000 shares of common stock at a public offering price of $0.99 per share for net proceeds of approximately $21.4 million. The Company believes that its existing cash and cash equivalents will be adequate to satisfy its current operating plans for at least the next twelve months from the issuance of these financial statements. The Company has in the past sold equity securities through at-the-market equity offerings and in the traditional fashion of significant equity offerings. Nonetheless, management monitors the capital markets on an ongoing basis and may consider raising capital if favorable market conditions develop. If the Company’s actual results are less than projected or the Company needs to raise capital for additional liquidity, the Company may be required to do additional equity financings, reduce expenses, or enter into a strategic transaction. However, management can make no assurance that the Company will be able to raise additional capital, reduce expenses sufficiently, or enter into a strategic transaction on terms acceptable to the Company, or at all.

On January 5, 2023, the Company entered into a Technology License Agreement and an Asset Purchase Agreement (the “LST Agreements”) with Lightning Silicon Technology, Inc. (“LST”). Pursuant to the LST Agreements, the Company issued a license to LST for certain technology associated with our Organic Light Emitting Technology, transferred in-process development contracts with two customers and accounts receivables that the Company had previously determined were not collectible. The technology license agreement provides for Kopin to transfer certain patents to LST if LST achieves certain milestones; however upon transfer, Kopin will receive a license to the technology. To the extent LST makes improvements to the technology licensed from Kopin, Kopin will receive a license for these improvements for certain markets. Kopin is not obligated to provide any additional funding support to LST. As consideration for the transaction, the Company received 18,000,000 preferred shares in LST, which the Company determined had no fair value as of the transaction date or as of September 30, 2023. While these shares represent a 20.0% equity stake in LST, they do not provide the Company with voting rights to elect LST’s Governance Board. The Company will also receive a royalty based on unit sales of products that utilize the technology licensed. Drs. John Fan, the Company’s former President, CEO and Chairman of the Board, Boryeu Tsaur, a former Executive Vice President of the Company and Hong Choi, the Company’s former Chief Technology Officer terminated their employment with the Company and became investors in and members of the management team of LST. Dr. Fan is the Founder of LST. As a result of this transaction, in 2022 the Company wrote off the two operating lease assets associated with facilities used for the development of our organic light emitting diode (OLED) products.

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

3. CASH AND CASH EQUIVALENTS, RESTRICTED CASH, AND MARKETABLE DEBT SECURITIES

The Company considers all highly liquid, short-term debt instruments with original maturities of three months or less to be cash equivalents.

Restricted cash of approximately $0.5 million is included on the consolidated balance sheet as of September 30, 2023, and represents cash deposited by the Company into a separate account and designated as collateral for a standby letter of credit in the same amount in accordance with contractual agreements.

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

The Company uses the specific identification method as a basis for determining cost and calculating realized gains and losses with respect to marketable debt securities. The gross gains and losses realized related to sales and maturities of marketable debt securities were not material during the three and nine months ended September 30, 2023 and September 24, 2022.

Investments in available-for-sale marketable debt securities were as follows at September 30, 2023 and December 31, 2022:

	Amortized Cost		Unrealized (Losses) Gains		Fair Value
	2023	2022	2023	2022	2023	2022
U.S. government and agency backed securities	$4,500,030	$2,500,006	$(61,715)	$(102,276)	$4,438,315	$2,397,730
Corporate debt and certificates of deposit	7,250,174	2,000,012	(78,004)	(8,964)	7,172,170	1,991,048
Total	$11,750,204	$4,500,018	$(139,719)	$(111,240)	$11,610,485	$4,388,778

The contractual maturity of the Company’s marketable debt securities was as follows at September 30, 2023:

	Less than One year	One to Five years	Total
U.S. government and agency backed securities	$2,468,075	$1,970,240	$4,438,315
Corporate debt and certificates of deposit	3,724,927	3,447,243	7,172,170
Total	$6,193,002	$5,417,483	$11,610,485

4. FAIR VALUE MEASUREMENTS

Financial instruments are categorized as Level 1, Level 2 or Level 3 based upon the method by which their fair value is computed. An investment is categorized as Level 1 when its fair value is based on unadjusted quoted prices in active markets for identical assets that the Company has the ability to access at the measurement date. An investment is categorized as Level 2 if its fair market value is based on quoted market prices for similar assets in active markets, based on quoted prices for identical or similar assets in markets that are not active, based on observable inputs such as interest rates or yield curves, or derived from or corroborated by observable market data by correlation or other means. An investment is categorized as Level 3 if its fair value is based on assumptions developed by the Company about what a market participant would use in pricing the assets.

The following table details the fair value measurements of the Company’s financial assets:

		Fair Value Measurement at September 30, 2023 Using:
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents and restricted cash	$10,099,675	$10,099,675	$—	$—
U.S. government securities	4,438,315	—	4,438,315	—
Certificates of deposit	7,172,170	7,172,170	—	—
Equity investments	4,603,014	169,112	—	4,433,902
	$26,313,174	$17,440,957	$4,438,315	$4,433,902

		Fair Value Measurement at December 31, 2022 Using:
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$8,258,878	$8,258,878	$—	$—
U.S. government securities	2,397,730	—	2,397,730	—
Corporate debt	1,500,445	—	1,500,445	—
Certificates of deposit	490,603	490,603	—	—
Equity investments	7,721,206	213,016	—	7,508,190
	$20,368,862	$8,962,497	$3,898,175	$7,508,190

Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur. Changes in Level 3 investments were as follows:

	December 31, 2022	Net unrealized losses	Foreign currency losses	Purchases, issuances and settlements	September 30, 2023
Equity investments	$7,508,190	$(3,327,347)	$(186,395)	$439,454	$4,433,902

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

Equity Investments

From 2017 through 2019, the Company made several equity investments in a customer. In the fourth quarter of 2019, the Company reviewed the financial condition and other factors of the customer and, as a result, recorded an impairment charge of $5.2 million to reduce its investment in the customer to zero as of December 28, 2019. In the first quarter of 2022, the customer raised additional equity capital and, based on an observable price change of the customer’s share prices and terms of the equity sale, the Company remeasured the fair market value of its investment and recorded a gain of $4.7 million. In the second quarter of 2022, the Company made an additional equity investment of $0.5 million. During the quarter ended July 1, 2023, the Company received common stock of the equity investment valued at approximately $0.4 million for the payment of royalties. During the three and nine months ended September 30, 2023, the Company also performed an impairment evaluation using an Option Pricing Method and as a result recorded impairment charges of approximately $0 and $3.1 million, respectively. As of September 30, 2023, the Company owned an approximate 2.9% interest in this investment.

On September 30, 2019, the Company entered into an Asset Purchase Agreement pursuant to which the Company sold and licensed certain assets of our SolosTM product line and WhisperTM Audio technology. As consideration for the transaction, the Company received a 20.0% equity stake in Solos Incorporation (“Solos Inc.”). The Company’s 20.0% equity stake will be maintained until Solos Inc. has raised a total of $7.5 million in equity financing. Based on the price paid for equity by the other 80.0% owners of Solos Inc. and other factors, the Company estimated the fair value of its equity holdings at $0.6 million and in 2019 recorded a $0.6 million gain on its investment for this equity transaction as the basis of assets transferred was zero. The investment was written down to $0.4 million as a result of an impairment analysis and write down performed in 2020. During the three and nine months ended September 30, 2023, the Company recorded impairment charges of $0 and $0.2 million, respectively.

During the three and nine months ended September 30, 2023, the Company recorded approximately $0.1 million and $0.2 million, respectively, of unrealized losses on its equity interest in a company due to a fluctuation in the foreign exchange rate.

5. ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following:

	September 30, 2023	December 31, 2022
Accounts receivable	$8,143,214	$6,840,891
Less — allowance for credit losses	(1,025,000)	(303,000)
Total	$7,118,214	$6,537,891

Changes to the allowance for credit losses for the nine months ended September 30, 2023 were as follows:

Balance, December 31, 2022	$303,000
Additions	798,000
Write-offs	(76,000)
Balance, September 30, 2023	$1,025,000

6. INVENTORY

Inventories are stated at standard cost adjusted to approximate the lower of cost (first-in, first-out method) or net realizable value and consist of the following at September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Raw materials	$5,522,913	$4,285,757
Work-in-process	2,527,748	1,735,454
Finished goods	1,023,831	405,189
Total	$9,074,492	$6,426,400

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

The following were not included in weighted-average common shares outstanding-diluted because they are anti-dilutive or performance conditions have not been met at the end of the period:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022
Non-vested restricted common stock	3,948,417	2,480,299	3,948,417	2,480,299

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

Non-Vested Restricted Common Stock

The fair value of non-vested restricted common stock awards is generally the market value of the Company’s common stock on the date of grant. The non-vested restricted common stock awards require the employee to fulfill certain obligations, including remaining employed by the Company for one, two or four years (the vesting period) and in certain cases also require meeting performance criteria. For non-vested restricted common stock awards that solely require the recipient to remain employed with the Company, the stock compensation expense is amortized over the anticipated service period. For non-vested restricted common stock awards that require the achievement of performance criteria, the Company reviews the probability of achieving the performance goals on a periodic basis. If the Company determines that it is probable that the performance criteria will be achieved, the amount of compensation cost derived for the performance goal is amortized over the anticipated service period. If the performance criteria are not met, no compensation cost is recognized and any previously recognized compensation cost is reversed.

The Company granted 3,296,051 and 996,500 restricted stock units to its employees, executives and the Board of Directors in the nine months ended September 30, 2023 and September 24, 2022, respectively. 1,416,294 shares of the 3,296,051 shares are time-based and will vest on average over three equal annual installments. 1,879,757 shares of the 3,296,051 shares will vest upon the successful achievement of certain fiscal year 2023 milestones. The fair value of the restricted stock units was based on the fair market value of the Company’s stock on the date of grant. The time-based shares are expensed over the service period and the milestone-based shares are expensed based upon the probability of achievement.

Restricted stock activity for the nine months ended September 30, 2023 was as follows:

		Weighted Average
	Shares	Grant Fair Value
Balance, December 31, 2022	1,965,901	$2.22
Granted	3,296,051	1.59
Forfeited	(800,842)	2.83
Vested	(512,693)	1.55
Balance, September 30, 2023	3,948,417	$1.66

Stock-Based Compensation

The following table summarizes stock-based compensation expense within each of the categories below as it relates to non-vested restricted common stock awards for the three and nine months ended September 30, 2023 and September 24, 2022 (no tax benefits were recognized):

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022
Cost of product revenues	$311,455	$41,373	$764,996	$119,754
Research and development	214,320	111,928	553,488	367,654
Selling, general and administrative	432,560	144,247	1,025,298	883,246
Total	$958,335	$297,548	$2,343,782	$1,370,654

Unrecognized compensation expense for non-vested restricted common stock as of September 30, 2023 totaled $6.6 million and is expected to be recognized over a weighted average period of approximately three years.

9. ACCRUED WARRANTY

The Company typically warrants its products against defects for 12 to 18 months, however, for certain products a customer may purchase an extended warranty. A provision for estimated future costs and estimated returns for credit relating to such warranty is recorded in the period when the product is shipped and revenue is recognized and is updated as additional information becomes available. The Company’s estimate of future costs to satisfy warranty obligations is based primarily on historical warranty expense experienced and a provision for potential future product failures. Changes in the accrued warranty for the nine months ended September 30, 2023 were as follows:

Balance, December 31, 2022	$1,966,000
Additions	676,000
Claims	(481,000)
Balance, September 30, 2023	$2,161,000

Extended Warranties

Deferred revenue represents the purchase of extended warranties by the Company’s customers. The Company recognizes revenue from an extended warranty on the straight-line method over the life of the extended warranty, which is typically 12 to 15 months beyond the standard 12 to 18 month warranty. The Company classifies the current portion of deferred revenue under Other accrued liabilities in its condensed consolidated balance sheets. At September 30, 2023, the Company had less than $0.1 million of deferred revenue related to extended warranties.

10. INCOME TAXES

The Company recorded a provision for income taxes of less than $0.1 million and $0.1 million in the three and nine months ended September 30, 2023 and September 24, 2022, respectively. As of September 30, 2023, the Company has available for tax purposes U.S. federal net operating loss carryforwards (“NOLs”) of approximately $135.5 million expiring 2023 through 2038 and $92.9 million that have an unlimited carryover period. Under the provisions of Section 382, certain substantial changes in Kopin’s ownership may limit in the future the amount of net operating loss carryforwards that could be used annually to offset future taxable income and income tax liability. The Company has recognized a full valuation allowance on its domestic and certain foreign net deferred tax assets due to the uncertainty of realization of such assets. The Company recognizes both accrued interest and penalties related to its uncertain tax positions related to intercompany loan interest and potential transfer pricing exposure related to its foreign subsidiaries.

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

Contract liabilities consist of advance payments and billings in excess of cost incurred and deferred revenue.

Net contract assets (liabilities) consisted of the following:

	September 30, 2023	December 31, 2022	$ Change	% Change
Contract assets —current	$5,882,340	$4,068,364	$1,813,976	45%
Contract liabilities—current	(668,046)	(930,500)	262,454	(28)%
Contract liabilities—noncurrent	(23,431)	(6,190)	(17,241)	279%
Net contract assets	$5,190,863	$3,131,674	$2,059,189	66%

The $2.0 million increase in the Company’s net contract assets at September 30, 2023 as compared to December 31, 2022 was primarily due to a change in its fixed price contracts with the U.S. government that resulted in revenue recognized in excess of amounts billed and product revenue recognized over time for defense programs.

In the three and nine months ended September 30, 2023, the Company recognized revenue of less than $0.1 million and approximately $0.7 million, respectively, related to our contract liabilities at December 31, 2022. In the three and nine months ended September 24, 2022, the Company recognized revenue of $0.5 million and $3.6 million, respectively, related to our contract liabilities at December 25, 2021.

The Company did not recognize impairment losses on our contract assets in the three or nine months ended September 30, 2023 or September 24, 2022.

Performance Obligations

The Company’s revenue recognition related to performance obligations that were satisfied at a point in time and over time were as follows:

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022
Point in time	24%	29%	27%	23%
Over time	76%	71%	73%	77%

Remaining performance obligations represent the transaction price of orders for which work has not been performed and excludes unexercised contract options, potential orders under ordering-type contracts (e.g., indefinite-delivery, indefinite-quantity (“IDIQ”)) and purchase orders that we have historically allowed customers to cancel or reschedule. As of September 30, 2023, the aggregate amount of the transaction price allocated to remaining performance obligations was $14.2 million which the Company expects to recognize over the next 12 months. The remaining performance obligations represent amounts to be earned under government contracts, which are subject to cancellation.

12. LEASES

The Company enters into operating leases primarily for: real estate, including for manufacturing, engineering, research, administration and sales facilities, and information technology (“IT”) equipment. At September 30, 2023 and December 31, 2022, the Company did not have any finance leases. Approximately all of our future lease commitments, and related lease liability, relate to the Company’s real estate leases. Some of the Company’s leases include options to extend or terminate the lease.

The components of lease expense were as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022
Operating lease cost	$216,119	$242,833	$648,545	$742,697

At September 30, 2023, the Company’s future lease payments under non-cancellable leases were as follows:

2023 (excluding the nine months ended September 30, 2023)	$234,233
2024	894,227
2025	637,893
2026	604,000
2027	604,000
Thereafter	201,333
Total future lease payments	3,175,686
Less imputed interest	(405,088)
Total	$2,770,598

The Company’s lease liabilities recognized in the Company’s condensed consolidated balance sheets at September 30, 2023 were as follows:

September 30, 2023
Operating lease liabilities - current	$762,521
Operating lease liabilities - noncurrent	2,008,077
Total lease liabilities	$2,770,598

Supplemental cash flow information related to leases was as follows:

Nine months ended
September 30, 2023
Cash paid for amounts included in the measurement of operating lease liabilities	$741,757

Other information related to leases was as follows:

September 30, 2023
Weighted Average Discount Rate - Operating Leases	6.06%
Weighted Average Remaining Lease Term - Operating Leases (in years)	4.11

13. SEGMENTS AND DISAGGREGATION OF REVENUE

We continually monitor and review our segment reporting structure in accordance with authoritative guidance to determine if any changes have occurred that would affect our reportable segments. We report under one segment, as our Chief Executive Officer, who is our chief operating decision maker (“CODM”), reviews results on a total company basis.

Total long-lived assets by country at September 30, 2023 and December 31, 2022 were as follows:

Total Long-lived Assets (in thousands)	September 30, 2023	December 31, 2022
United States	$4,194	$4,604
United Kingdom	271	396
Total	$4,465	$5,000

We disaggregate our revenue from contracts with customers by geographic location and by display application, as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.

During the three and nine months ended September 30, 2023 and September 24, 2022, the Company derived its sales from the following geographies:

	Three months ended		Three months ended		Nine months ended		Nine months ended
	September 30, 2023		September 24, 2022		September 30, 2023		September 24, 2022
(In thousands, except percentages)	Revenue	% of Total	Revenue	% of Total	Revenue	% of Total	Revenue	% of Total
United States	$9,879	94%	$9,360	80%	$27,788	88%	$28,695	82%
Other Americas	—	—	4	—	5	—	4	-
Total Americas	9,879	94	9,364	80	27,793	88	28,699	82
Asia – Pacific	363	3	2,039	17	2,956	9	5,747	16
Europe	356	3	326	3	1,068	3	771	2
Total Revenues	$10,598	100%	$11,729	100%	$31,817	100%	$35,217	100%

During the three and nine months ended September 30, 2023 and September 24, 2022, the Company derived its sales from the following display applications:

	Three months ended	Three months ended	Nine months ended	Nine months ended
(In thousands)	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022
Defense	$4,996	$5,851	$16,482	$17,695
Industrial	310	1,727	2,118	4,889
Consumer	200	676	573	1,182
R&D	4,956	3,375	11,737	11,089
License and royalties	136	100	907	362
Total Revenues	$10,598	$11,729	$31,817	$35,217

14. LITIGATION

The Company may engage in legal proceedings arising in the ordinary course of business. Claims, suits, investigations, and proceedings are inherently uncertain. It is not possible to predict the ultimate outcome of such matters and our business, financial condition, results of operations or cash flows could be affected in any particular period.

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

On October 11, 2016, the Company filed its Answer and Affirmative Defenses. The parties completed expert depositions on November 15, 2019. On December 2, 2019, the Company filed a Motion for Partial Summary Judgment requesting the court dismiss counts 2-7 in their entirety and counts 1 and 8 in part. BlueRadios also filed a Motion for Partial Summary Judgment alleging that it is the co-owner of U.S. Patent No. 8,909,296. Responses to the Motions for Partial Summary Judgment were filed on January 15, 2020, and replies were filed on February 19, 2020. On September 25, 2020, the court denied BlueRadios’ Motion for Partial Summary Judgment. On August 3, 2022, the court granted the Company’s Motion for Partial Summary Judgment by dismissing counts 3, 6, 7, punitive damages under count 2, and count 8 as it relates to patent applications, and denying the motion as it relates to counts 1, 4, and 5, and the remainder of counts 2 and 8. Additional factual and expert discovery ordered by the court has been completed. A trial date has been set by the court for January 22 – February 5, 2024. The Company has not concluded a loss from this matter is probable; therefore, we have not recorded an accrual for litigation or claims related to this matter for the period ended September 30, 2023. The Company will continue to evaluate information as it becomes known and will record an estimate for losses at the time or times when it is both probable that a loss has been incurred and the amount of the loss is reasonably estimable.

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

During the three and nine months ended September 30, 2023 and September 24, 2022, the Company had the following transactions with related parties:

	Three Months Ended
	September 30, 2023		September 24, 2022
	Sales	Purchases	Sales	Purchases
RealWear, Inc.	$135,918	$—	$108,725	$—
HMDmd, Inc.	349,420	—	329,100	—
Lightning Silicon Technology, Inc.	—	208,933	—	—
	$485,338	$208,933	$437,825	$—

	Nine Months Ended
	September 30, 2023		September 24, 2022
	Sales	Purchases	Sales	Purchases
RealWear, Inc.	$905,564	$—	$827,746	$—
HMDmd, Inc.	852,175	—	392,025	—
Lightning Silicon Technology, Inc.	—	416,988	—	—
	$1,757,739	$416,988	$1,219,771	$—

At September 30, 2023 and December 31, 2022, the Company had the following receivables from and payables to related parties:

	September 30, 2023		December 31, 2022
	Receivables	Payables	Receivables	Payables
RealWear, Inc.	$135,918	$—	$171,518	$—
HMDmd, Inc.	92,752	—	151,340	—
Solos Technology	—	—	2,248	—
Lightning Silicon Technology, Inc.	12,962	154,933	—	—
	$241,632	$154,933	$325,106	$—

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

Revenues. For the three and nine months ended September 30, 2023 and September 24, 2022, our revenues by display application, which include product sales and amounts earned from research and development contracts (“R&D”), were as follows:

	Three months ended	Three months ended	Nine months ended	Nine months ended
(In thousands)	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022
Defense	$4,996	$5,851	$16,482	$17,695
Industrial	310	1,727	2,118	4,889
Consumer	200	676	573	1,182
R&D	4,956	3,375	11,737	11,089
License and royalties	136	100	907	362
Total Revenues	$10,598	$11,729	$31,817	$35,217

Sales of our products for Defense applications include systems used by the military both in the field and for training and simulation. The decrease in Defense applications revenues for the three and nine months ended September 30, 2023 as compared to the three and nine months ended September 24, 2022 was primarily due to decreases in revenues from products used in pilot helmets and thermal weapon sight systems for soldiers.

Industrial applications revenue represents customers who purchase our display products for use in 3D metrology equipment and headsets used for applications in manufacturing, distribution and public safety. Our 3D metrology customers are primarily located in Asia and sell to Asian contract manufacturers who use the 3D metrology machines for quality control purposes. The decreases in Industrial applications revenues for the three and nine months ended September 30, 2023 as compared to the three and nine months ended September 24, 2022 was due to a decline in sales of products for use in 3D metrology equipment and headsets.

Our displays for Consumer applications are used primarily in thermal imaging products and recreational rifles and hand-held scopes. The decreases in Consumer applications revenues for the three and nine months ended September 30, 2023 as compared to the three and nine months ended September 24, 2022 were primarily due to a decrease in sales for hand-held thermal imagers.

R&D revenues increased in the three months ended September 30, 2023 as compared to the three months ended September 24, 2022 primarily due to the sale of thermal weapon sight design for $1.9 million which was partially offset by a decline in funding for display systems used in U.S. defense programs as certain programs transitioned to production programs. R&D revenues increased in the nine months ended September 30, 2023 as compared to the nine months ended September 24, 2022 primarily due to the sale of thermal weapon sight design for $1.9 million which was partially offset by a decline in funding for U.S. defense programs as certain programs transitioned to production programs.

On January 5, 2023, the Company entered into a Technology License Agreement and an Asset Purchase Agreement (the “LST Agreements”) with Lightning Silicon Technology, Inc. (“LST”). Pursuant to the LST Agreements, the Company transferred in-process development contracts with two customers. Included in R&D revenues for the nine months ended September 30, 2023 and September 24, 2022 is approximately $400,000 and $500,000, respectively, related to OLED development programs with the transferred development contracts.

International revenues represented 6% and 12% of total revenues for the three and nine months ended September 30, 2023, respectively, and 20% and 18% of total revenues for the three and nine months ended September 24, 2022, respectively. We categorize our revenues as either domestic or international based upon the delivery destination of our product. For example, if the customer is located in Asia or if a U.S. customer has its Asian contract manufacturer order product from us and we deliver the product to Asia, we categorize both of these sales as international. In addition, if we earn royalties on sales from a customer, the royalties are categorized as domestic or international based on how the product revenues are categorized. The decrease in international revenues was a result of a decrease in sales of products for 3D AOI metrology equipment and industrial wearable headset applications. Our international sales are primarily denominated in U.S. currency. Consequently, a strengthening of the U.S. dollar could increase the price in local currencies of our products in foreign markets and make our products relatively more expensive than competitors’ products that are denominated in local currencies, which could lead to a reduction in sales or profitability in those foreign markets. We have not taken any protective measures against exchange rate fluctuations, such as purchasing hedging instruments with respect to such fluctuations, because of the historically stable exchange rate between the British Pound Sterling (the functional currency of our U.K. subsidiary) and the U.S. dollar. Foreign currency translation impact on our results, if material, is described in further detail under “Item 3. Quantitative and Qualitative Disclosures About Market Risk” section below.

Cost of Product Revenues. Cost of product revenues, which is comprised of materials, labor and manufacturing overhead related to the production of our products for the three and nine months ended September 30, 2023 and September 24, 2022, were as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
(In thousands, except for percentages)	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022
Cost of product revenues	$5,438	$7,987	$17,759	$23,676
Cost of product revenues as a % of net product revenues	99%	97%	93%	100%

Cost of product revenues as a percentage of net product revenues for the three months ended September 30, 2023, as compared to the three months ended September 24, 2022,was essentially flat. The slight decrease in cost of product revenues as a percentage of net product revenues for the nine months ended September 30, 2023, as compared to the nine months ended September 24, 2022, was primarily due to lower labor costs as a result of a reduction in force in the first quarter of 2023 and lower material costs for warranty issues of approximately $450,000.

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

Research and Development. R&D expenses are incurred in support of internal display development programs and programs funded by agencies or prime contractors of the U.S. government and commercial partners. R&D costs include staffing, purchases of materials and laboratory supplies, circuit design costs, fabrication, and packaging of display products, and overhead. In fiscal year 2023, we expect our R&D expenditures to be related to our display products, overlay weapon sights and OLED display technologies. Funded and internal R&D expenses are combined in research and development expenses in the condensed consolidated statement of operations. R&D expenses for the three and nine months ended September 30, 2023 and September 24, 2022 were as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
(In thousands)	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022
Funded	$2,346	$1,843	$6,179	$8,391
Internal	744	1,598	2,355	5,604
Total research and development expense	$3,090	$3,441	$8,534	$13,995

Funded R&D expense for the three months ended September 30, 2023 increased as compared to the three months ended September 24, 2022 primarily due to increased spending on U.S. defense programs. Funded R&D expense for the nine months ended September 30, 2023 decreased as compared to the nine months ended September 24, 2022 primarily due to decreased spending on U.S. defense programs as certain programs transitioned to production programs. Internal R&D expenses for the three and nine months ended September 30, 2023 decreased compared to the three and nine months ended September 24, 2022 primarily due to a decrease in OLED development costs.

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

Selling, General and Administrative. Selling, general and administrative (“S,G&A”) expenses consist of the expenses incurred by our sales and marketing personnel and related expenses, and administrative and general corporate expenses. S,G&A expenses for the three and nine months ended September 30, 2023 and September 24, 2022 were as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
(In thousands, except for percentages)	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022
Selling, general and administration expense	$4,799	$4,320	$15,913	$13,112
Selling, general and administration expense as a % of revenues	45%	37%	50%	37%

The increase in S,G&A expense for the three months ended September 30, 2023, as compared to the three months ended September 24, 2022, was primarily due to an increase in legal expense, stock compensation, and marketing and website development expenses partially offset by lower cash compensation and benefits expense. The increase in S,G&A expense for the nine months ended September 30, 2023, as compared to the nine months ended September 24, 2022, was primarily due to an increase in legal expense, stock compensation and marketing and website development expenses partially offset by lower information technology, insurance, and cash compensation and benefits expense.

Other Income (Expense), net. Other income (expense), net, is primarily composed of interest income, foreign currency transaction and remeasurement gains and losses incurred by our U.K.-based subsidiary and other non-operating income items. Other income (expense), net, for the three and nine months ended September 30, 2023 and September 24, 2022 was as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
(In thousands)	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022
Other income (expense), net	$317	$(2,094)	$(2,752)	$2,506

During the three and nine months ended September 30, 2023 and September 24, 2022, we recorded foreign currency losses of less than $0.1 million and $0.2 million. Other expense for the nine months ended September 30, 2023 includes $3.3 million of impairment losses on equity investments. Other income for the first quarter of 2022 includes a gain of $4.7 million resulting from an observable price change in an equity investment.

Tax Provision. We recorded a provision for income taxes of less than $0.1 million and approximately $0.1 million in the three and nine months ended September 30, 2023 and September 24, 2022, respectively.

Net Loss Attributable to Noncontrolling Interest. In the first quarter of 2023, we acquired the remaining interest in eMDT America (“eMDT”). Net loss attributable to noncontrolling interest on our condensed consolidated statements of operations represents the 20% portion of the results of operations of eMDT which is allocated to the stockholders of the equity interests not owned by us in 2022. The change in net loss attributable to noncontrolling interest is the result of the change in the results of operations of eMDT for the three and nine months ended September 24, 2022.

Net Loss Attributable to Kopin Corporation. We incurred net losses attributable to Kopin Corporation of $2.5 million and $13.3 million during the three and nine months ended September 30, 2023, respectively, compared to net losses attributable to Kopin Corporation of $6.1 million and $13.2 million during the three and nine months ended September 24, 2022, respectively. The decrease in the net loss attributable to Kopin Corporation during the three months ended September 30, 2023 compared to the three months ended September 24, 2022 was partially due to a $1.0 million warranty charge due to a supply chain related quality issue and a $2.0 million impairment charge on an equity investment, both occurring during the three months ended September 24, 2022

Liquidity and Capital Resources

At September 30, 2023 and December 31, 2022, we had cash and cash equivalents, including restricted cash, and marketable debt securities of $21.7 million and $12.9 million, respectively, and working capital of $29.3 million and $16.4 million, respectively. The change in cash and cash equivalents and marketable securities was primarily due to gross proceeds of $22.9 million received from the sale of 17,000,000 shares of common stock and the pre-funded warrants to purchase up to 6,000,000 shares of common stock at a public offering price of $0.99 per share. The reader is referred to Note 8 Stockholders’ Equity and Stock-Based Compensation. Our cash and cash equivalents and liquidity could be adversely affected by any amounts that become payable in connection with any adverse results from any litigation we are, or may become, involved in.

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

Cash, cash equivalents, restricted cash and marketable debt securities held in U.S. dollars at September 30, 2023 and December 31, 2022 were as follows:

	September 30, 2023	December 31, 2022
Domestic locations	$21,549,626	$11,778,324
International locations	46,291	629,793
Subtotal cash, cash equivalents, restricted cash and marketable debt securities held in U.S. dollars	21,595,917	12,408,117
Cash and cash equivalents held in other currencies and converted to U.S. dollars	114,243	239,539
Total cash, cash equivalents, restricted cash and marketable debt securities	$21,710,160	$12,647,656

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2023, the Company conducted an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2023, as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The term “disclosure controls and procedures” means controls and other procedures that are designed to ensure that information required to be disclosed by the Company in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the requisite time periods and that such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act are accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of September 30, 2023, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On October 11, 2016, the Company filed its Answer and Affirmative Defenses. The parties completed expert depositions on November 15, 2019. On December 2, 2019, the Company filed a Motion for Partial Summary Judgment requesting the Court dismiss counts 2-7 in their entirety and counts 1 and 8 in part. BlueRadios also filed a Motion for Partial Summary Judgment alleging it is the co-owner of U.S. Patent No. 8,909,296. Responses to the Motions for Partial Summary Judgment were filed on January 15, 2020, and replies were filed on February 19, 2020. On September 25, 2020, the Court denied BlueRadios’ Motion for Partial Summary Judgment. On August 3, 2022, the Court granted the Company’s Motion for Partial Summary Judgment by dismissing counts 3, 6, 7, punitive damages under count 2, and count 8 as it relates to patent applications, and denying the motion as it relates to counts 1, 4, and 5, and the remainder of counts 2 and 8. Additional factual and expert discovery ordered by The Court has been completed. A trial date has been set by the Court for January 22 – February 5, 2024. The Company has not concluded a loss from this matter is probable; therefore, we have not recorded an accrual for litigation or claims related to this matter for the period ended September 30, 2023. The Company will continue to evaluate information as it becomes known and will record an estimate for losses at the time or times when it is both probable that a loss has been incurred and the amount of the loss is reasonably estimable.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchase of Equity Securities

We did not sell any securities during the nine months ended September 30, 2023 that were not registered under the Securities Act.

Item 5. Other Information

(c) Rule 10-b5-1 Trading Plan

None of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended September 30, 2023.

On February 1st, 2023 Kopin Corporation, entered into an investor relations consulting agreement with MZHCI, LLC.

Item 6. Exhibits

Exhibit No.	Description
31.1	Certification of Michael Murray, Chief Executive Officer, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) *
31.2	Certification of Richard A. Sneider, Chief Financial Officer, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) *
32.1	Certification of Michael Murray, Chief Executive Officer, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) **
32.2	Certification of Richard A. Sneider, Chief Financial Officer, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) **
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Submitted electronically herewith
**	Furnished and not filed herewith

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2023 (Unaudited) and December 31, 2022, (ii) Condensed Consolidated Statements of Operations (Unaudited) for the three and nine months ended September 30, 2023 and September 24, 2022, (iii) Condensed Consolidated Statements of Comprehensive Loss (Unaudited) for the three and nine months ended September 30, 2023 and September 24, 2022, (iv) Condensed Consolidated Statements of Stockholders’ Equity (Unaudited) for the three and nine months ended September 30, 2023 and September 24, 2022, (v) Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2023 and September 24, 2022, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KOPIN CORPORATION (Registrant)

Date: November 13, 2023	By:	/S/ MICHAEL MURRAY
Michael Murray
President, Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2023	By:	/S/ RICHARD A. SNEIDER
Richard A. Sneider
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)

