Form 10-K
period 2023-12-30
KOPIN CORP
filed 2024-03-14
CIK 771266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2023

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

As of July 1, 2023 (the last business day of the registrant’s most recent second fiscal quarter), the aggregate market value of outstanding shares of voting stock held by non-affiliates of the registrant was $225,359,485.

As of March 7, 2024, 118,428,003 shares of the registrant’s Common Stock, par value $.01 per share, were issued and outstanding.

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

We have identified the following important factors that could cause actual results to differ materially from those discussed in our forward-looking statements. Such factors may be in addition to the risks described in Part I, Item 1A. “Risk Factors;” Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations;” and other parts of this Form 10-K. These factors include: our ability to source semiconductor components and other raw materials used in the manufacturing of our products amidst continued intermittent shortages, including from new and alternative suppliers; our ability to prosecute and defend our proprietary technology aggressively or successfully; our ability to retain personnel with experience and expertise relevant to our business; our ability to invest in research and development to achieve profitability even during periods when we are not profitable; any disruptions or delays in our supply chains, particularly with respect to semiconductor components, whether resulting from regional or global geopolitical developments or otherwise; costs and outcomes relating to any disputes, governmental inquiries or investigations, regulatory proceedings, legal proceedings or litigation; our ability to continue to introduce new products in our target markets; our ability to generate revenue growth and positive cash flow, and reach profitability; the strengthening of the U.S. dollar and its effects on the price of our products in foreign markets; the impact of new regulations and customer demands relating to conflict minerals; our ability to obtain a competitive advantage in the wearable technologies market through our extensive portfolio of patents, trade secrets and non-patented know-how; our ability to grow within our targeted markets; the importance of small form factor displays in the development of defense, consumer, and industrial products such as thermal weapon sights, safety equipment, virtual and augmented reality gaming, training and simulation products and metrology tools; the suitability of our properties for our needs for the foreseeable future; and our need to achieve and maintain positive cash flow and profitability.

Item 1.	Business

Overview

Incorporated in Delaware in 1984, Kopin Corporation (“Kopin” or “the Company”) is a leading developer and provider of high-performance application-specific optical solutions consisting of high-resolution microdisplays and optics, subassemblies, and headsets. We define microdisplays as displays that have a diagonal measurement of less than 2 inches. Our products are used for defense applications (thermal weapon rifle sights, fixed and rotary wing pilot helmets, armored vehicle targeting systems, and training & simulation headsets); industrial and medical headsets; and 3D optical inspection systems. We believe that the technologies we are developing may eventually be used in consumer augmented reality (“AR”) and virtual reality (“VR”) wearable headset systems. Our products are primarily used to overlay digital information on the real-world scene.

As part of our plan to focus our resources on new and existing defense, industrial and consumer applications that are in line with our strategic plan, in January 2023, we conducted a partial spinout of our organic light emitting diode (“OLED”) development unit to Lightning Silicon Technology, Inc. (“Lightning Silicon”). Lightning Silicon received a license under a Technology License agreement to certain Kopin intellectual property to develop, manufacture and sell OLED display technologies for use in the consumer market, based on 12 inch deposition technology development. The Technology License agreement provides for Kopin to transfer certain patents to Lightning Silicon if they achieve certain milestones, however upon transfer Kopin will receive a license to the technology. We received an equity interest in Lightning Silicon and expect to receive royalties from the sale of products related to the licenses. We retained the ability and rights to develop, manufacture and sell OLED displays and complete optical solutions that include microdisplays to our core base in the defense and enterprise markets, as well as value added consumer applications. Lightning Silicon is a company formed by Dr. John C.C. Fan, our former Chairman of the Board, and former Chief Executive Officer, to develop and supply advanced OLED microdisplays for the consumer augmented reality and virtual reality markets.

We are transitioning from selling just displays to a solution that includes our display, optics, and drive electronics in a subassembly or a headset for the customer’s particular application. Our strategy is to focus on providing our defense, industrial and medical customers with application-specific optical solutions, which sets us apart from our competition who typically only provide displays. Our application-specific optical solutions are based on our proprietary microdisplay technologies, which include micro inorganic light emitting diode (“MicroLED”), OLED, liquid crystal on silicon (“LCOS”), and active-matrix liquid crystal displays (“AMLCDs”) and various optics which may be our proprietary designs.

Our primary sources of product revenues are from the sale of display and optical components and subassemblies for defense and industrial applications and development contracts primarily for U.S. defense programs. We believe we also are well-positioned with our technology, intellectual property, manufacturing capabilities and partnerships and reputation to take advantage of the emerging market for AR and VR applications and products of which microdisplays are the cornerstone technology. At the center of all our products is a microdisplay. We are the only company, to our knowledge, that offers AMLCDs, LCOS displays and OLED displays, and related optics, which enable us to serve the markets and customers based on their needs and the problems they are trying to solve. We are also in development to create MicroLED displays and displays with additional capabilities such as eye-tracking. We believe our display technologies, combined with our extensive expertise in optics, system electronics and human factors, are the reason why many customers come to us. In situations where a new market is developing, or the market already has a number of low-priced display offerings of the size and resolution needed, we may purchase displays from other display companies for use with our proprietary optics and or headset designs.

The components we offer for sale consist of our proprietary miniature or micro AMLCD, LCOS, OLED, MicroLED display technologies, application specific integrated circuits (“ASICs”), backlights, and optical lenses. We refer to our AMLCD as “CyberDisplay®,” our LCOS displays/Spatial Light Modulators (“SLMs”) as “Time Domain Imaging TM technology”, and our OLED displays as “Lightning® displays”. Our transmissive AMLCDs are designed in Westborough, Massachusetts, have initial manufacturing steps performed in Taiwan and then are completed in our facility in Westborough, Massachusetts.

Our AMLCD and OLED displays are sold separately or in subassemblies. For example, we offer a display as a single product, a display module which includes a display, an optical lens and backlight contained in either plastic or metal housings, a binocular display module which has two displays, lenses and backlights, and a higher-level assembly which has additional components for defense applications. Examples of products manufactured by our customers that include our AMLCD and OLED displays include:

●	Weapon sights and target locators for soldiers to enable faster and more accurate target acquisition;
●	Weapon sight systems that support artificial intelligence (“AI”) based targeting systems in tanks;
●	Fighter and helicopter pilot helmets that use our display to overlay information (targeting, flight operation, etc.);
●	Headsets and systems used by soldiers for training and simulation purposes;
●	Industrial headsets for applications such as field maintenance/service where a service worker can visually access diagrams and drawings in real time while keeping both hands free to conduct work or to access a remote expert with live video to help solve a problem remotely – thereby increasing productivity and effectiveness;
●	Medical headsets used by surgeons that include our displays so that the surgeon simply glances down to see the patient or glances up and sees a magnified image of the anatomy being worked on; and
●	AR consumer products for recreational use including rifle sights.

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

We are currently developing color and monochrome MicroLED displays and displays with additional capabilities.

The AMLCD display driver ASICs we offer are the electronic interfaces between our displays and the products into which the displays are incorporated. The optical lenses and backlights we offer are based on either our proprietary designs or designs we license from third parties. The ASICs, optical lenses, and backlights are manufactured by third parties.

We design and manufacture defense and industrial head-mounted and hand-held VR products for training and simulation. Our products allow customers to visualize and interact with simulated 3D environments and equipment for training purposes. Our customers develop high-fidelity training and simulation applications that require high-performance visuals, intuitive controls, and unsurpassed customer support.

The focus of our internally funded research and development activities is on our OLED, MicroLED and other display technologies. Previously we used internally funded research and development funds to design headset systems that were focused on the emerging industrial and consumer markets for head-worn, hands-free, voice-and gesture-controlled wireless computing and communication devices. We continue to license our previously designed systems under agreements that may include a royalty payable to us and a purchase and supply agreement that requires us to supply our customers and our customers to buy our components for integration into their products. The licenses may convey the right of exclusivity for a particular market or geographic area.

In addition to sales of our components, subassemblies, and headsets, we also derive a significant portion of our revenue from developing custom product solutions for our customers, which we refer to as Funded Research and Development. We enter into development agreements with the goal of successfully developing a customer product and then winning the production orders for such products once design is complete and tested. These development programs can take several years. The Funded Research and Development process typically adds to Kopin’s knowledge base and expertise, putting us in a better position for future business. The Funded Research and Development arrangements typically have various milestones we are required to achieve to be reimbursed for our efforts. These arrangements are normally fixed price and may be cancelled by the customer on short notice. We also believe that the technologies developed for the U.S. defense industry can eventually be used in commercial and enterprise applications and subsequently in consumer applications.

Sales to significant non-affiliated customers for fiscal years 2023, 2022 and 2021, as a percentage of total revenues, were as follows:

	Sales as a Percent of Total Revenue
	Fiscal Year
	2023	2022	2021
Customer
Defense Customers in Total	56%	52%	40%
DRS Network & Imaging Systems, LLC	33%	40%	31%
Collins Aerospace	27%	28%	30%
Funded Research and Development Contracts	33%	30%	32%

Our fiscal year ends on the last Saturday in December. The fiscal years ended December 30, 2023, December 31, 2022, and December 25, 2021, are referred to herein as fiscal years 2023, 2022 and 2021, respectively.

Augmented and Virtual Reality

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

Our Solution

Kopin Technology

Kopin technology includes the ability to design, and in most cases, manufacture proprietary small form factor AMLCD, LCOS, OLED and MicroLED displays and optical lenses and the know-how to design and manufacture subassemblies and headsets based on our display technologies. We also offer proprietary backlights and ASICs that work with our AMLCD displays. Our displays and optics are used in defense applications (thermal weapon rifle sights, pilot helmets, armored vehicle targeting systems, and training and simulation headsets), industrial applications (headsets for field service personnel), medical applications (surgeon’s headsets), or consumer applications (recreational rifle scopes). We also offer backlights and ASICs that work with our AMLCD displays. The subassemblies we offer combine one or two of our displays, backlight, ASIC, complex optics, and other electronics in an assembly that is then included in a larger system (for example a weapon sight or a targeting system in an armored vehicle). These subassemblies must survive the shock and vibration of weapons fire and operate in extreme environmental conditions. The headsets we offer combine two of our displays, backlight, ASIC, complex optics, and other electronics in an assembly that is a stand-alone product that must interface with a larger system. The considerable know-how that goes into the design, materials selection, assembly, and testing of these subassemblies and headsets is an important part of our technology.

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

There are several microdisplay technologies commercially available including transmissive, reflective, and emissive. Our principal display products are miniature high-density color or monochrome AMLCDs that range from approximately 428 x 240 resolution to 2048 x 2048 (“2K”) resolution and are sold in either a transmissive or reflective format. We offer emissive OLED displays with a resolution of 1280 x 720 (“720p”), 2048 x 2048 2K, 1280 x 960 (“QVGA”) and have demonstrated a 2560 x 2560 (“2.6K”). We are developing emissive Light Emitting Diode (“LED”) displays. We sell our displays individually or in combination with our other components assembled in a subassembly. For example, we offer a display as a product, an industrial subassembly unit that includes one or two displays, backlight and optics in a plastic housing, and a subassembly for defense applications that we refer to as an HLA (“Higher-Level Assembly”) that contains a display, light emitting diode-based illumination, optics, and electronics in a sealed housing. The defense subassembly or HLA is designed specifically for the repetitive shock experienced in extreme environments and use.

Our transmissive AMLCD products, which we refer to as CyberDisplay® products, utilize high-quality, single-crystal-on-silicon, which is the same high-quality silicon used in conventional integrated circuits. This single-crystal-on-silicon is not grown on glass; rather, it is first formed on a silicon wafer and patterned into an integrated circuit (including the active matrix, driver circuitry and other logic circuits) at an integrated circuit foundry. These processes enable the manufacture of miniature active-matrix circuits that are comparable to higher resolution displays relative to passive and other active matrix displays that are fabricated on glass. Our foundry partners fabricate integrated circuits using our proprietary backplane designs for our displays in their foundries in Taiwan. The fabricated wafers are then returned to our facilities, where we lift the integrated circuits off the silicon wafers and transfer them to glass using our proprietary Wafer Engineering technology. The transferred integrated circuits are then processed, packaged with liquid crystal, and assembled into display panels at our Westborough, Massachusetts facility. When combined with the appropriate optic, the display provides the user with a high-resolution, full-screen experience.

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

We aim to disrupt the OLED microdisplays industry with a new fabless, scalable business model. We believe the partitioning of OLED manufacturing into multiple parties, each focusing on their core competencies, can make a significant difference in OLED microdisplays performance and supply chain, while reducing the capital cost and overhead costs of entering this business. Making OLED microdisplays involves three major steps: designing backplane circuits, processing silicon wafers to generate backplane wafers, and deposition of OLED layers on silicon backplane wafers and packaging the displays. We believe backplane design is the most intellectual property-intensive area. Kopin has more than 20 patents granted or pending on the design of OLED backplanes to get low power consumption, high frame rates, and more uniform display images. Kopin has established relationships with two silicon foundries to produce OLED backplane wafers. We believe Kopin’s Lightning® backplane technology and the emergence of high-volume OLED manufacturing facilities can reduce the cost of manufacturing OLED displays, thereby expanding the applications for OLED microdisplays.

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

Currently we have several OLED microdisplays including a 2K display with 2048 x 2048 resolution in a 0.99” diagonal size, which are aimed at VR and Mixed Reality applications; and a 720p display with 1280 x 720 resolution in a 0.49” diagonal size, which is aimed at AR applications. We have also demonstrated a 2.6K x 2.6K with 2560 x 2560 resolution in a 1.3” diagonal display, which is aimed at VR applications, and a QVGA display with 1280 x 960 resolution in a 0.5” diagonal size, which is aimed at electronic viewfinder and AR applications. Our OLED microdisplays have a combo C-PHY/D-PHY Mobile Industry Processor Interface and display stream compression to allow 120 Hz operation at full resolution. This display is designed for high-end VR and content streaming applications.

We offer MicroLED microdisplays which offer the possibility of high brightness, wide viewing angle, excellent contrast, and low cost. Like our OLED strategy, Kopin’s approach is to design the backplane and use foundry partners for the production of the displays. Kopin is working with potential customers to explore the potential benefits and implementation of the technology. Currently MicroLEDs are expensive to manufacture, in order to make them commercially viable we expect that high-volume manufacturing process development may be required, including the development of equipment.

By offering transmissive, reflective, and emissive microdisplays technologies today and working with potential customers for MicroLEDs in the future, we believe we can uniquely support whichever technology is best suited for a given application. Transmissive and reflective AMLCDs are typically used in bright light conditions as their brightness can be modulated over a wide range by controlling the backlight operation. OLED displays currently have less brightness range but offer superior contrast and response time characteristics and therefore are better suited in an immersive products environment that blocks out ambient light. MicroLEDs hold the promise of brightness, high contrast, superior response time and low cost.

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

Headset Systems

We license a wireless industrial headset reference design to customers that is a head-worn computer that connects to the Internet wirelessly and includes an optical pod with one of our display products, a microprocessor, battery, camera, memory, and various commercially available software packages that we license. We also licensed an industrial headset reference design that attaches to a pair of safety glasses, includes an optical pod with one of our display products, a camera, is operated primarily using voice and is tethered to an information source, such as a smartphone, via a wire. The display module or optical pod allows users to view information such as maintenance diagrams and instruction sets, Internet data, emails, text messages, maps, or other data at a “normal” size because of our specialized optics. Our industrial headsets provide the capability of viewing technical diagrams, by enabling the user to zoom in to see finer details or zoom out to see a larger perspective. We are also developing a headset for the medical market.

Strategy

Our product strategy is to enter Funded Research and Development programs with U.S. defense prime contractors to invent, develop, manufacture, and sell (or license) leading-edge critical technology and microdisplays components and subassemblies that will be used in rugged environments. We intend to use the know-how gained and technology developed from these defense development programs and products to create products that can be used in industrial, enterprise, medical and ultimately consumer applications. The products we develop typically include a microdisplay, optics, and an ASIC in a sealed housing. The products we make for the defense market must be able to withstand the extreme shock and vibration experienced in weapons fire. Accordingly, our intellectual property includes not just our patented microdisplays and a broad range of optics but also our know-how to manufacture products that can withstand the shock and vibration of weapons fire and extreme environments. The critical elements of our strategy include:

●	Broad Portfolio of Intellectual Property. We believe that our extensive portfolio of patents, trade secrets and non-patented know-how provides us with a competitive advantage in our markets and we have been accumulating a significant patent and know-how portfolio either by internal efforts or through acquisition. We own, exclusively license, or have the exclusive right to sublicense approximately 200 patents and patent applications issued and/or pending worldwide. An important piece of our strategy is to continue to accumulate valuable patented and non-patented technical know-how relating to our microdisplays, including backplane design, optics and other critical technologies for subassemblies and headsets.

●	Maintain Our Technological Leadership in Defense and Industrial Markets. We are a recognized leader in the design, development, and manufacture of high-resolution microdisplay components and subassemblies for defense and industrial applications. We believe our ability to continue to develop components and subassemblies for defense applications enhances our opportunity to grow within our other non-defense targeted markets such as industrial, medical, and eventually AR and VR consumer markets. We perform research and development contracts for U.S. Government agencies and prime contractors of the U.S. Government. Under these contracts, the U.S. Government funds all or a portion of our efforts to develop next-generation microdisplays, related technologies and products for aviation systems such as pilot helmets, soldier-centric systems such as rifle weapon sights, training and simulation systems and armored vehicles. This enables us to supplement our internal research and development budget with additional funding and adds to our expertise in technology, products, and systems.

●	Understand Our Customers’ Needs. We believe our system know-how, be it a defense, industrial or consumer system, is a compelling reason why customers choose Kopin as their supplier. Unlike many of our competitors who only offer a display, we offer a range of display technologies, optics, backlights, and ASICs as either an individual component or in a system. We believe this enables us to provide superior technology solutions for our customers’ needs. Additionally, our human-factors and system understanding enables us to offer our customers valuable engineering services to solve their issues and reduce time to market for their products.

●	Internally Manufactured Products and Use of Third-Party Manufacturing. We design and manufacture our transmissive and reflective display products in facilities that we lease and manage. However, the initial manufacturing steps for fabricating the silicon wafers are performed at capital-intensive Taiwan foundries. With OLED displays, which we design the critical backplane, we use silicon wafer foundries to produce our electronic wafers based on our backplane designs, and then we use OLED deposition foundries to perform the OLED deposition steps on the electronic wafers to produce our displays. The use of these third-party foundries reduces our investments in plant and equipment and working capital for new products and enables us to update designs as technology and manufacturing trends change.

Markets and Customers

Our business model is to primarily generate product revenues by selling display components, subassemblies and headsets to customers who offer defense, industrial, or medical products and to a lesser extent license our system designs and know-how. Eventually we believe our technologies can generate revenues in the consumer AR and VR markets if we successfully develop differentiated products at an acceptable price point. We also enter development contracts from customers to either design custom products for them or help them integrate our technology into their products (Funded Research and Development).

We currently sell our display products to our customers in various configurations including but not limited to a single display component, a subassembly that includes a display, optic, backlight and focus mechanism and electronics, a binocular display subassembly that includes two displays, lenses, and backlights, and as a subassembly (also known as an HLA) for defense customers. An HLA is like a module but includes additional components such as an eye cup specific to a defense application and is designed for extreme shock, vibration and hostile environments.

We have sold our AMLCD products to Collins Aerospace, Elbit, and DRS RSTA Inc. for use in defense applications, and to RealWear and Iristik for industrial wearable products. We have sold our LCOS display products to Saki, Jutze and Mirtec for use in 3D optical inspection equipment. Our revenues from our OLED and MicroLED displays have primarily been from development contracts with customers that are designing our displays into their products.

For our AMLCD display products to function properly in their intended applications, ASICs and backlights are generally required. Several companies have designed ASICs to work with our display products and our customers can procure these chip sets directly from the manufacturer or through us.

For fiscal years 2023, 2022 and 2021, sales to defense customers, excluding research and development contracts, as a percentage of total revenue were 56%, 52% and 40%, respectively. For fiscal year 2023, Collins Aerospace and DRS Network & Imaging Systems LLC accounted for approximately 27% and 33% of our revenues, respectively.

For fiscal years 2023, 2022 and 2021, research and development revenues, primarily from multiple contracts with various prime contractors of U.S. Government agencies, accounted for approximately 33%, 30% and 32%, respectively, of our total revenues.

Product Development

We believe that continued introduction of new products in our target markets is essential to our growth. We have assembled a group of highly skilled engineers who work internally as well as with our customers to continue our product development efforts. Our primary internal development efforts are focused on AMLCD display subassemblies for defense and industrial applications and OLED display components for defense, industrial and medical applications. Our customer funded development efforts are primarily focused on MicroLED display development.

We have also begun developing software defined backplanes which support Artificial Intelligence focused on solving specific use cases in the Defense and Consumer markets called our NeuralDisplay™ product line.

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

Our AMLCD display product development efforts are primarily focused on improving performance and reducing manufacturing costs. We are continually evaluating our display manufacturing process to reduce costs. Our defense products include subassemblies, and our defense subassemblies are referred to as HLAs. The HLA may include a display and multiple optical lenses in a hermetically sealed housing. The HLAs are made to very exact tolerances, which require Kopin to manage its supply chain to procure raw materials that meet specification while enabling Kopin to achieve high yields.

Our LCOS display product development efforts are also primarily focused on improving performance and reducing manufacturing costs. Our LCOS displays are offered with resolutions that range from approximately 1280 x 768 pixels (“WXGA”) resolution to 2K resolution.

The pixel size of our current OLED displays ranges from 7.8 to 9.2 microns with resolutions of 1,280 x 720, 2,048 x 2,048 and 2,560 x 2,560. We have only recently commenced offering OLED displays and therefore our OLED products are much less mature than our AMLCD products. Our MicroLED products are still in the development stage.

We offer components such as our optical lenses, backlights, and ASICs, manufactured to our specifications, which we then buy and resell. The components that are made to order rely on either intellectual property we developed or acquired or that we license from third parties.

Funded Research and Development

We have entered various development contracts with agencies and prime contractors of the U.S. Government and commercial customers. These contracts help support the continued development of our core technologies. We intend to continue to pursue development contracts for applications that relate to our defense and commercial product applications. Our contracts contain certain milestones relating to technology development and may be terminated prior to completion of funding. Our customer funded development projects often lead to a product or component supply agreement. Our policy is to retain our proprietary rights with respect to the principal commercial applications of our technology, however, we are not always able to retain our proprietary rights. To the extent technology development has been funded by a U.S. federal agency, under applicable U.S. federal laws the federal agency that provided the funding has the right to obtain a non-exclusive, non-transferable, irrevocable, fully paid license to practice or have practiced this technology for governmental use. In addition, we may be required to negotiate intellectual property rights with our defense prime contractors. For our commercial development agreements, customers often obtain exclusive rights to a particular display or technology that is developed either permanently or for some period. Revenues attributable to research and development contracts for fiscal years 2023, 2022 and 2021 totaled $13.5 million, $14.4 million and $14.7 million, respectively.

Competition

Kopin’s strategy is to focus on providing our customers with application specific optical solutions which sets us apart from our competition who typically only provide displays. We offer display technologies, from our portfolio of display technologies (MicroLED, OLED, LCOS and AMLCD), with specific optical designs, and drive electronics in a subassembly for the customer’s particular application. Typically, our product offerings provide a digital image which is overlayed on the analog world.

The general commercial display market is highly competitive and is currently dominated by large Asian-based electronics companies, including AUO, BOE Technology Group, Himax, LG Display, Samsung, Sharp, Sony and Texas Instruments. In addition, several companies focus on OLED microdisplays including BOE Technology Group, Lakeside, MicroOLED, Olightek, Seeya, Seiko Epson and Sony. The display market consists of multiple segments, each focusing on different end-user applications applying different technologies. Competition in the display field is based on price and performance characteristics, product quality, size, and the ability to deliver products in a timely fashion. The success of our display product offerings will also depend upon the adoption of our display products by customers as an alternative to other active-matrix LCDs or OLEDs and upon our ability to compete against other types of well-established display products and new emerging display products. Particularly significant is a user’s willingness to use a near-eye display device, as opposed to a direct-view display that may be viewed from several inches to several feet. Assuming a user is willing to use a near-eye display device, companies such as Apple, Meta, and Samsung are offering near-eye virtual reality headset products that use large display panels on glass to provide the image as opposed to using microdisplays. Displays on glass typically have lower resolution than our products but are lower in cost on a per square inch basis. We cannot be certain that we will be able to compete against these companies and technologies, or that consumers will accept the use of such eyewear in general or our customers’ product form factor specifically.

There are also several AMLCD, LCOS, OLED, MicroLED and alternative display technologies in development and production. There are many large and small companies that manufacture or are developing products based on these technologies. We outsource the manufacturing of our OLED displays to Chinese and European foundries. We expect these foundries to offer their own products. Our display products will compete with other displays utilizing these and other competing display technologies.

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

Patents, Proprietary Rights and Licenses

An important part of our product development strategy is to seek, when appropriate, protection for our products and proprietary technology using various U.S. and foreign patents and contractual arrangements. We intend to prosecute and defend our proprietary technology aggressively. Many of our U.S. patents and applications have counterpart foreign patents, foreign patent applications or international patent applications through the Patent Cooperation Treaty.

Human Capital Resources

As of December 30, 2023, our consolidated business employed 144 individuals. Of these employees, 3 hold Ph.D. degrees in Material Science, Electrical Engineering or Physics. Our management and professional employees have significant prior experience in semiconductor materials, device transistor and display processing, optical design, manufacturing, and other related technologies. Our employees are in the U.S., Europe and Asia and the laws regarding employee relationships are different by jurisdiction. None of our employees are covered by a collective bargaining agreement. We have policies to prevent discrimination based on gender, race, ethnicity, nationality, religion, sexual orientation, gender identity or gender expression. We take affirmative action to ensure that applicants are hired, and that employees are treated during employment without regard to their race, ethnicity, religion, sex, or national origin. We also take affirmative action to employ and advance veterans in employment. We consider relations with our employees to be good.

In 2004, we finalized and adopted a Code of Business Conduct and Ethics regarding the standards of conduct of our directors, officers and employees. The code is reviewed and updated periodically by our Board of Directors and is available on our website at www.kopin.com.

Environmental, Social & Governance (ESG) Initiatives

We strive to create and maintain a working environment that fosters honesty and hard work and rewards all of our employees’ hard work. We endeavor to make Kopin Corporation a place people are proud to be associated with. With the growing awareness of environmental and social issues, we are in the process of creating a more formalized ESG strategy. Our initial process for the strategy creation includes work by a cross-functional ESG team of leaders representing operations, human resources, supply chain, finance, marketing, and facilities departments. We also utilize third-party facility, environmental and legal consulting services. These third-party consultants are assisting us in creating an ESG materiality assessment from which we can develop a baseline assessment for monitoring our progress. Our progress in creating our ESG strategy and other related activities are reported to the Board of Directors.

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

We are not a member of the Responsible Business Alliance (“RBA”); however, we have utilized the themes of the RBA Code of Conduct to supplement our Code of Ethics, including the RBA Code of Conduct’s five critical areas of corporate social responsibility: labor, health and safety, environment, management systems, and ethics. We believe that by following the values noted above and doing our part in each of these areas, we can achieve our business objectives and long-term stockholder value. For additional information, see “Item 1 – Business: Human Capital Resources” in this Form 10-K.

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

● We look for ways to reduce energy consumption in our facilities around the world, including upgrades and/or retrofits to smart heating, ventilation, and air conditioning systems. For instance, we have installed variable speed fans, which only turn on based on various metrics, thereby reducing energy usage.

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

We are also subject to federal International Traffic in Arms Regulations (“ITAR”) laws which regulate the protection (cybersecurity) and export of technical data and export of products to other nations that may use such data or products for defense purposes. Cybersecurity and data security and protection laws and regulations are evolving and present increasing compliance challenges, which may increase our costs, affect our competitiveness, cause reputational harm, and expose us to substantial fines or other penalties. Failure to comply with present or future regulations could result in fines being imposed on us, suspension of production, or a cessation of operations. Any failure on our part to obtain any required licenses for the export of technical data and/or export of our products, or to otherwise comply with ITAR, could subject us to significant future liabilities.

We are also subject to federal importation laws that regulate the importation of raw materials and equipment from other nations that are used in our products. Failure to comply with present or future regulations could result in fines being imposed on us, suspension of production, or a cessation of operations.

Investments in Related Businesses

On September 30, 2019, we entered into an Asset Purchase Agreement with Solos Technology Limited (“Solos Technology”), pursuant to which we sold and licensed certain assets of our Solos product line and Whisper Audio (“Whisper”) technology. As consideration for the transaction, we received 1,172,000 common shares representing a 20.0% equity stake in Solos Technology’s parent company, Solos Incorporation (“Solos Inc.”). Our 20.0% equity stake will be maintained until Solos Inc. has raised a total of $7.5 million in equity financing after which we will need to participate in future equity offerings, or our ownership percentage will be diluted.

We acquired an equity interest in Lenovo New Vision in the first quarter of 2018 for $1.0 million and the contribution of certain intellectual property. As of December 30, 2023, we own approximately 10% interest in this investment and the carrying value of our investment is $1.5 million.

We acquired a right to an equity interest in a medical device company in 2021. As of December 30, 2023, the carrying value of this investment is $0.3 million.

As of December 30, 2023, we own 100% of the outstanding common stock of NVIS, Inc (“NVIS”), FDD, and e-MDT America Inc. (“eMDT”) and we consolidate each of their financial results within our consolidated financial statements.

We terminated operations of our subsidiary, Kopin Software Ltd., in the third quarter of 2019 and are in the process of liquidating it.

On January 5, 2023, the Company entered into a Technology License Agreement and an Asset Purchase Agreement (the “LST Agreements”) with Lightning Silicon Technology, Inc (“LST”). Pursuant to the LST Agreements, the Company issued a license to LST for certain technology associated with our Organic Light Emitting Technology, transferred in-process development contracts with two customers and accounts receivables that the Company had previously determined were not collectible. As consideration for the transaction, the Company received 18,000,000 common shares representing a 20.0% equity stake in LST. The Technology License agreement provides for Kopin to transfer certain patents to Lightning Silicon if they achieve certain milestones, however upon transfer Kopin will receive a license to the technology. The Company will also receive a royalty based on unit sales of products that utilize the technology licensed. Drs. John Fan, the Company’s former President, CEO and Chairman of the Board, Boryeu Tsaur, a former Executive Vice President of the Company and Hong Choi, the Company’s former Chief Technology Officer, terminated their employment with the Company and became investors in and members of the management team of LST. Dr. Fan is also the founder of LST.

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

Availability of Information

We make available free of charge through our website, www.kopin.com, our Annual Reports on Form 10-K and other reports that we file or furnish with the SEC as soon as reasonably practicable after they are filed or furnished, as well as certain of our corporate governance policies, including the charters for the Board of Directors’ audit, compensation, and nominating and corporate governance committees and our code of ethics, corporate governance guidelines and whistleblower policy. We will also provide to any person without charge, upon request, a copy of any of the foregoing materials. Any such request must be made in writing to us, c/o Investor Relations, Kopin Corporation, 125 North Drive, Westborough, MA, 01581.

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

We have experienced a history of losses, have a significant accumulated deficit, have had negative cash flow from operating activities in fiscal years 2023, 2022, and 2021, and expect to have negative cash flow from operating activities in fiscal year 2024. Since inception, we have incurred significant net operating losses. As of December 30, 2023, we had an accumulated deficit of $358.2 million. At December 30, 2023 and December 31, 2022, we had $17.9 million and $12.6 million of cash and cash equivalents, including restricted cash, and marketable debt securities, respectively. For the years 2023 and 2022, net cash used in operating activities was $15.3 million and $17.7 million, respectively. The increase in our cash and cash equivalents and marketable securities is primarily due to gross proceeds of $22.9 million received from the sale of 17,000,000 shares of common stock and the pre-funded warrants to purchase up to 6,000,000 shares of common stock at a public offering price of $0.99 per share. We plan to continue to invest in research and development even during periods when we are not profitable, which may result in our incurring losses from operations and negative cash flow. If we do not soon achieve and maintain positive cash flow and profitability, our financial condition will ultimately be materially and adversely affected, and we will be required to raise additional capital. We may not be able to raise any necessary capital on commercially reasonable terms or at all. If we fail to achieve or maintain profitability on a quarterly or annual basis within the timeframe expected by investors, the market price of our common stock may decline.

Our products could infringe on the intellectual property rights of others. Companies in the display industry steadfastly pursue and protect their intellectual property rights. This has resulted in considerable and costly litigation to determine the validity and enforceability of patents and claims by third parties of infringement of patents or other intellectual property. Our products could be found to infringe on the intellectual property rights of others. Other companies may hold or obtain patents on inventions or other proprietary rights in technology necessary for our business. Periodically, companies inquire about our products and technology in their attempts to assess whether we violate their intellectual property rights. In the event that our products might infringe upon the patent or other intellectual property rights of others, we may be notified, from time to time, that we could be or we are infringing certain patents or other intellectual property rights of others. If we are forced to defend against patent or other intellectual property infringement claims, we may face costly litigation, diversion of technical and management personnel, and product shipment delays, even if the allegations of infringement are unwarranted. If there are one or more successful claims of infringement against us and we are unable to develop non-infringing technology or license the infringed or similar technology on a timely basis, or if we are required to cease the manufacture, use, importation and/or sale of infringing products, expend significant resources to develop non-infringing technology or obtain licenses to patents of third parties covering the infringing technology or using one or more of our business or product names due to a successful trademark infringement claim against us, our business could be adversely affected. We are currently involved in an intellectual property dispute with Blue Radios, Inc., as described under Item 3. Legal Proceedings. If the outcome of such a dispute is adverse to us, our business could be adversely affected. We cannot be certain that licenses will be obtainable on acceptable terms, if at all, or that damages for infringement will not be assessed or that further litigation will not occur. The failure to obtain necessary licenses or other rights or litigation arising out of any such claims or any adverse decision or ruling relating to such litigation, including the Blue Radios litigation, could adversely affect our ability to conduct our business or conduct our business as we presently conduct it and as we plan to conduct it in the future.

We may be unable to manufacture our products cost effectively to meet contractual specifications or customer requirements. Our products are required to meet specifications agreed to in purchase orders and related agreements with our customers. Our ability to produce products which meet these specifications is dependent on a number of factors including but not limited to our manufacturing processes and our vendors providing raw materials that meet the specifications we have agreed to with them. In addition, while there may be agreement with our customers on the specifications there may be ambiguity with the method to measure compliance with meeting the specifications. When we commence production of new products, we normally go through a period of low production efficiency as we modify our production processes for higher volume output and train more production employees on how to make the product. Low production efficiency means that the cost to make the product is more than what we anticipated when we accepted the purchase order from the customer. In addition, after we commence selling our products customers may request changes to the products which may also result in the low production efficiency starting again. We currently have several new products and new product configurations going to production. If the products we deliver are found to have undetected defects or latent defects when we ship them, we may incur the cost to recall the products. Product recalls and product liability and warranty claims can result in significant damages and costs, including fines, as well as other harm to our business. If we are unable to manufacture our products cost effectively, our revenue and ability to obtain profitability will be adversely affected.

Our revenues and cash flows could be negatively affected if sales of our display products for defense applications significantly decline or the current defense development programs are either cancelled or ultimately do not result in future product sales. The sale of our display products to the military for use in thermal weapon sights and avionic helmets has been a primary source of our defense revenues and cash flows over the last several years. We currently are included in the Family Weapon Sight (“FWS”) Individual program and the Joint Strike Fighter (F-35) jet fighter program. In 2023 we experienced quality issues with the products we supplied for the FWS-I program. These quality issues resulted in suspension of shipments to our customer at various times during 2023 as we made modifications to our production processes. We are continuing to make modifications to our production processes as we resolve certain issues. We are in development and qualification of additional defense programs related to avionic helmets, armored vehicles and soldier rifle scopes. Our ability to generate revenues and cash flow from sales to the U.S. military and our customers depends on our Display products remaining qualified in the F-35 Joint Strike Fighter, FWS and other U.S. defense programs, our customers continuing to serve as the suppliers for those programs, and on the U.S. Government/military funding these programs. We may not be awarded contracts for the systems we are in qualification for, and for the systems we are qualified for, we may only be awarded a portion of the program as the U.S. military looks to have multiple sources when possible. Even if our products qualify for these programs, the U.S. Government can opt to change suppliers, in which case demand for our products could be negatively affected. In addition, the government could postpone or cancel these programs. We believe the DoD is evaluating alternative display technologies for the F-35 Strike Fighter program and other defense programs, and we will need to develop and qualify any replacement display technologies. Our ability to generate revenues and cash flow from sales to the U.S. military also depends on winning contracts over our competitors. If we are unable to be qualified into new U.S. defense programs, remain qualified in existing programs, or win orders against our competition, or if defense programs are not funded, then our ability to generate revenues and achieve profitability and positive cash flow will be materially and negatively impacted.

Our investments in the development and sale of OLED microdisplays may not be successful, which may materially adversely affect our sales, profitability and cash flow. Historically, we have sold products that incorporate our proprietary AMLCDs. We believe that for certain applications OLED microdisplays have performance advantages and we have received future display product needs from some customers that plan to switch from AMCLDs to OLED microdisplays in the next two to three years. We are in the process of designing and developing OLED microdisplays and establishing foundry relationships to manufacture them. We expect to make additional monetary investments in their commercialization, though our plan is to outsource their production. We have little experience in production outsourcing. If we are unsuccessful in designing and developing OLED microdisplays or if we are unable to find cost-effective third-party production partners, our sales and profitability may be negatively affected.

Supply shortages have and could continue to impair the quality, reduce the availability or increase the cost of raw materials, which could harm our business. We rely on third-party independent contractors for certain integrated circuit chip sets, backlights, and other critical raw materials such as special glasses, wafers, and chemicals. Lead times for the parts and components that we order vary significantly and depend on factors such as manufacturing cycle times, manufacturing yields, and the availability of raw materials used to produce the parts or components. The semiconductor industry has been and continues to experience a shortage of semiconductor components. We have experienced intermittent shortages of raw materials, which has affected our ability to manufacture and ship units. These shortages have also resulted in an increase in the cost of raw materials and semiconductor components. Our products sold for defense applications go through an expensive and long qualification period before the government will accept the products. Once the product for a defense application is accepted there are restrictions on our ability to substitute a different raw material or component for the one used in the qualification of the product. If these shortages were to further affect our supply of raw materials, our ability to manufacture and distribute our products could continue to be adversely affected, which in turn would adversely affect our results of operations or financial condition.

Geopolitical tensions and any conflicts resulting therefrom may negatively affect our ability to source materials and components required to manufacture our products. We depend principally on a Taiwanese foundry for the fabrication of integrated circuits for our AMLCD defense display products. We use a Chinese foundry for the deposition process in creating our OLED displays. Our reliance on these foundries involves several risks, including reduced control over availability, capacity utilization, delivery schedules, manufacturing yields, and costs. Geopolitical changes in China-Taiwan or China-U.S. relations could disrupt these foundries’ operations and cause these risks to materialize, which would adversely affect our ability to manufacture our display products. If these foundries were to become unable to provide the required capacity, services or quality on a timely basis due to a military or other form of conflict, geopolitical tensions, or other reasons relating thereto, we may not be able to manufacture and ship our display products, or we may be forced to manufacture them in limited quantities until replacement foundry services can be obtained. Furthermore, we cannot assure that we would be able to establish alternative manufacturing and packaging relationships on acceptable terms or at all.

We are in the process of transitioning from using a Chinese deposition foundry to a European foundry for certain OLED products for defense applications. We depend principally on a Chinese foundry for the deposition process in creating our OLED displays but we are in the process of having the deposition process performed by a European foundry. If we are unsuccessful in executing our transition plan or if the transition is significantly delayed, our ability to manufacture and distribute our products could continue to be adversely affected, which in turn would adversely affect our results of operations or financial condition.

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

Our customers who purchase display products for defense applications typically incorporate our products into their products, which are sold to the U.S. Government under contracts. U.S. Government contracts generally are not fully funded at inception and may be terminated or modified prior to completion, which could adversely affect our business. Congress funds the vast majority of the federal budget on an annual basis, and Congress often does not provide agencies with all the money requested in their budget. Many of our customers’ contracts cover multiple years and, as such, are not fully funded at contract award. If Congress or a U.S. Government agency chooses to spend money on other programs, our customers’ contracts may be terminated for convenience. The Anti-Deficiency Act prohibits involving the government in any obligation to pay money before funds have been appropriated for that purpose, unless otherwise allowed by law. Therefore, the Anti-Deficiency Act indirectly regulates how agencies award our contracts and pay our invoices. Federal government contracts generally contain provisions that provide the federal government rights and remedies not typically found in commercial contracts, including provisions permitting the federal government to, among other things: terminate our existing contracts; modify some of the terms and conditions in our existing contracts; subject the award to protest or challenge by competitors; suspend work under existing multiple year contracts and related delivery orders; and claim rights in technologies and systems invented, developed or produced by us.

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

We recognize revenue for some of our defense contracts and some commercial contracts on the over-time method which requires significant management judgment, and errors in our judgment could result in our revenue being overstated or understated and the profits or loss reported could be subject to adjustment. For certain contracts with the U.S. Government, we recognize revenue over time as we perform services or manufacture the goods. The continuous transfer of control to, or performance of services for, the customer is subject to liability clauses in the contract that allow the U.S. Government to unilaterally terminate the contract for convenience, pay us for costs incurred and may allow a reasonable profit, and take control of any work in process. Contracts with commercial customers may have a similar liability clause. In situations where control transfers or services are performed over time, revenue is recognized based on the extent of progress toward completion of the performance obligation. We generally use the cost-to-cost approach to measure the extent of progress towards completion of the contractual obligation for our contracts. Under the cost-to-cost measure approach, the extent of progress toward completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Revenues are recorded proportionally as costs are incurred. Accounting for design, development and production contracts requires judgment relative to assessing risks, estimating contract revenues and costs and making assumptions for schedule and technical issues. Due to the size and nature of the work required to be performed on many of our contracts, the estimation of total revenue and cost at completion is complicated and subject to many variables. Contract costs include material, labor and subcontracting costs, as well as an allocation of indirect costs. We have to make assumptions regarding the number of labor hours required to complete a task, the complexity of the work to be performed, the availability, delivery date and cost of materials and the performance of our subcontractors. Due to the number of significant factors affecting revenue recognition, forecasting revenue at a point in time in the future is difficult. For contract change orders, claims or similar items, we apply judgment in estimating the amounts and assessing the potential for realization. These amounts are only included in the contract value when they can be reliably estimated, and realization is considered probable. If our estimate of total contract costs or our determination of whether the customer agrees that a milestone is achieved is incorrect, our revenue could be overstated or understated, and the profits or loss reported could be subject to adjustment. If our revenues and costs require adjustment, our stock price could decline.

A decline in the U.S. Government defense budget, changes in spending or budgetary priorities, a prolonged U.S. Government shutdown or delays in contract awards may significantly and adversely affect our future revenues, cash flow and financial results. In addition to the Anti-Deficiency Act, in recent years U.S. Government appropriations have been affected by larger U.S. Government budgetary issues and related legislation. As a result, DoD funding levels have fluctuated and have been difficult to predict. Future spending levels are subject to a wide range of factors, including Congressional action. In addition, in recent years the U.S. Government has been unable to complete its budget process before the end of its fiscal year, resulting in both a government shutdown and continuing resolutions to extend sufficient funds only for U.S. Government agencies to continue operating. Most recently, the federal government was shut down due to a lack of funding for over one month between late 2018 and early 2019. Additionally, the national debt has recently threatened to reach the statutory debt ceiling in 2024, and such an event in future years could result in the U.S. Government defaulting on its debts.

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

Our ability to manufacture and distribute our display products would be severely limited if the foundries that we rely on to manufacture integrated circuits for our display products fail to provide those services. We depend principally on a Taiwanese foundry for the fabrication of integrated circuits for our defense display products. In addition, we use a Chinese foundry’s services for OLED deposition and processing of OLED displays. We also use foundries in Korea and France and are evaluating other European foundries. We have no long-term contracts with the foundries we use and from time to time we have been put on allocation, which means the foundry will limit or delay the number of wafers they will process for us. If foundries were to terminate or amend their arrangement with us or become unable to provide the required capacity, services and or quality on a timely basis, we may not be able to manufacture and ship our display products or we may be forced to manufacture them in limited quantities until replacement foundry services can be obtained. Furthermore, we cannot assure that we would be able to establish alternative manufacturing and packaging relationships on acceptable terms.

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

Our business and financial performance may be adversely affected by cyber-attacks on information technology infrastructure and products, as well as changes in cybersecurity and if our information technology security systems were infiltrated and confidential and/or proprietary information were taken, we could be subject to fines, lawsuits and loss of customers. Significantly larger organizations with much greater resources than us have been the victim of cybercrimes. We routinely receive emails probing our Internet security, and our Internet security systems have detected outside organizations attempting to install Trojan virus software packages in our systems. We rely on our electronic information systems to perform routine transactions to run our business. We transact business over the Internet with customers, vendors and our subsidiaries and have implemented security measures to protect against unauthorized access to this information. We have also implemented security policies that limit access via the Internet from the Company to the outside world based on the individual’s position in the Company. We routinely receive security patches from software providers for the software we use. Our primary concerns are inappropriate access to personnel information, information covered under the International Traffic in Arms Regulation, product designs and manufacturing information, financial information and our intellectual property, trade secrets and know-how. Our business may be impacted by disruptions to our own or third-party information technology (IT) infrastructure, which could result from, among other causes, cyberattacks on or failures of such infrastructure or compromises to its physical security. Cybersecurity threats are continuously evolving and include, but are not limited to, both attacks on our IT infrastructure and attacks on the IT infrastructure of our customers, suppliers, subcontractors and other third parties with whom we do business routinely, both on premises and in the cloud, attempting to gain unauthorized access to our confidential, proprietary, or otherwise protected information, classified information, or information relating to our employees, customers and other third parties, or to disrupt our systems or the systems of third parties. We are also exposed to the risk of insider threat attacks. Any such attacks could disrupt our systems or those of third parties, impact business operations, result in unauthorized release of confidential, proprietary, or otherwise protected information, and corrupt our data or that of third parties. The threats we face are continuous and evolving and vary in degree of severity and sophistication. These threats include advanced persistent threats from highly organized adversaries, including but not limited to cyber criminals, nation states and so-called hacktivists, particularly those adverse to the security interests of the U.S. and its allies, which target us and other defense contractors. These types of threats are related to the geopolitical environment and have, therefore, grown in number due to recent geopolitical conflicts. In addition, as a result of the rapid pace of technological change, we and our customers, suppliers, subcontractors and other third parties with whom we conduct business continue to rely on legacy systems and software, which can be more vulnerable to cyber threats and attacks. Moreover, we, like other companies, are seeing an unprecedented number of previously unknown vulnerabilities, for which there are no known mitigations, being revealed by new attacks. Further, the sophistication, availability and use of artificial intelligence by threat actors present an increased level of risk. Due to the evolving threat landscape, we have experienced and expect to continue to experience more frequent and increasingly advanced cyber-attacks. In addition, changes in domestic and international cybersecurity-related laws and regulations have expanded cybersecurity-related compliance requirements, and cybersecurity regulatory enforcement activity has grown. We expect the regulatory environment to continue to evolve, and staying apace with these regulatory changes could increase our operational and compliance expenditures and those of our suppliers, and lead to new or additional information technology and product development expenses. We also face reputational, litigation and financial risks in relation to potential required disclosures and increased risk of enforcement. We continue to make investments and adopt measures designed to enhance our protection, detection, response, and recovery capabilities, and to mitigate potential risks to our technology, products, services and operations from potential cybersecurity threats, as well as to comply with evolving regulations. However, given the unpredictability, nature and scope of cyber-attacks, it is possible that we are unable to defend against all cyber-attacks, that potential vulnerabilities could go undetected and persist in the environment for an extended period, or that we may otherwise be unable to mitigate customer losses and other potential consequences of these attacks. In some cases, we must rely on the safeguards put in place by our customers, suppliers, subcontractors and other third parties to protect against and report cyber threats and attacks. We could potentially be subject to production downtimes, operational delays, other detrimental impacts on our operations or ability to provide products and services to our customers, the compromise of confidential information, intellectual property or otherwise protected information, misappropriation, destruction or corruption of data, security breaches, other manipulation or improper use of our or third-party systems, networks or products, financial losses from remedial actions, loss of business, or potential liability, penalties, fines and/or damage to our reputation. Any of these could have a material adverse effect on our competitive position, results of operations, financial condition or liquidity. Due to the evolving nature of such risks, the impact of any potential incident cannot be predicted.

We may not achieve some or all of the anticipated benefits of our equity investments. At December 30, 2023, we had equity investments in companies totaling $4.7 million, where we have limited, if any, control over their governance, financial reporting and operations. As a result, we face certain operating, financial and other risks relating to these investments, including risks related to the financial strength of the investments. We are required to periodically review the value of these investments for impairment. For example, in the second quarter of 2023, we reviewed the financial condition and other factors of our investment in a customer and as a result, we recorded an impairment charge of $3.1 million to reduce the carrying value of our investment. These investments may not contribute to our earnings or cash flows. In addition, these investments may be required to raise additional capital, which may result in our ownership percentage being decreased.

If we are unable to obtain or maintain existing software license relationships or other relationships relating to the intellectual property we use, our ability to grow revenue and achieve profitability and positive cash flow may be negatively affected. Our headset systems include software that we license from other companies. Should we violate the terms of a license, our license could be canceled. Companies may decide to stop supporting the software we license, or new versions of the software may not be compatible with our software, which would require us to rewrite our software, which we may not be able to do. Moreover, the license fees we pay may be increased, which would negatively affect our ability to achieve profitability and positive cash flow.

We may incur substantial costs in defending our intellectual property and may not be successful in protecting our intellectual property and proprietary rights. Our success depends in part on our ability to protect our intellectual property and proprietary rights. We rely on a combination of patents, trademarks, copyrights, trade secrets, nondisclosure agreements, IT security systems, internal controls and compliance systems, and other measures to protect our intellectual property. We also rely on nondisclosure agreements, confidentiality obligations in contracts, IT security systems, and other measures to protect certain customer and supplier information and intellectual property that we have in our possession or to which we have access. We have obtained certain domestic and foreign patents and we intend to continue to seek patents on our inventions when appropriate. We also attempt to protect our proprietary information with contractual arrangements and under trade secret laws. Our employees and consultants generally enter into agreements containing provisions with respect to confidentiality and the assignment of rights to us for inventions made by them while in our employ or consulting for us. These measures may not adequately protect our intellectual property or proprietary rights. Existing trade secret, trademark and copyright laws afford only limited protection and our patents could be invalidated, held to be unenforceable or circumvented. Moreover, the laws of certain foreign countries in which our products are or may be manufactured or sold may not provide full protection of our intellectual property rights. Misappropriation of our technology and the costs of defending our intellectual property rights from misappropriation could substantially impair our business. If we are unable to protect our intellectual property or proprietary rights, our business may not be successful, and the price of our common stock may decline.

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

We may be unable to successfully integrate new strategic acquisitions and investments, which could materially adversely affect our business, results of operations and financial condition. In the past, we have made, and in the future, we may make acquisitions of, and investments in, businesses, products and technologies that could complement or expand our business. If we identify an acquisition candidate, we may not be able to successfully integrate the acquired businesses, products or technologies into our existing business and products. Future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities, amortization expenses and write-downs of acquired assets.

Additionally, we have several investments where we may have limited, if any, control over their governance, financial reporting, and operations. As a result, we face certain operating, financial and other risks relating to these investments, including risks related to the financial strength of the investments. As a result, these investments may not contribute to our earnings or cash flows. In addition, these investments may be required to raise additional capital, which may result in our ownership percentage being decreased.

Changes in China’s laws, legal protections or government policies on foreign investment in China may harm our business. Our business and corporate transactions are subject to laws and regulations applicable to foreign investment in China as well as laws and regulations applicable to foreign-invested enterprises. These laws and regulations frequently change, and their interpretation and enforcement involve uncertainties that could limit the legal protections available to us. Regulations and rules on foreign investments in China impose restrictions on the means that a foreign investor like us may apply to facilitate corporate transactions we may undertake. In addition, the Chinese legal system is based in part on government policies and internal rules, some of which are not published on a timely basis or at all, that may have a retroactive effect. As a result, we may not be aware of our violation of these policies and rules until sometime after the violation. If any of our past operations are deemed to be non-compliant with Chinese law, we may be subject to penalties and our business and operations may be adversely affected. For instance, under the catalogue for the Guidance of Foreign Investment Industries, some industries are categorized as sectors that are encouraged, restricted or prohibited for foreign investment. As the Catalogue for the Guidance of Foreign Investment Industries is updated every few years, there can be no assurance that China’s government will not change its policies in a manner that would render part or all of our business to fall within the restricted or prohibited categories. If we cannot obtain approval from relevant authorities to engage in businesses that have become prohibited or restricted for foreign investors, we may be forced to sell or restructure such businesses. Furthermore, China’s government has broad discretion in dealing with violations of laws and regulations, including levying fines, revoking business and other licenses and requiring actions necessary for compliance. In particular, licenses and permits issued or granted to us by relevant governmental bodies may be revoked at a later time by higher regulatory bodies. If we are forced to adjust our corporate structure or business as a result of changes in government policy on foreign investment or changes in the interpretation and application of existing or new laws, our business, financial condition, results of operations and prospects may be harmed. Moreover, uncertainties in the Chinese legal system may impede our ability to enforce contracts with our business partners, customers and suppliers, or otherwise pursue claims in litigation to recover damages or loss of property, which could adversely affect our business and operations.

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

Changes in government trade policies may increase the cost of our products, which may materially adversely affect our sales or profitability. We depend on a Taiwanese foundry for the manufacture of integrated circuits for our AMLCD display products and on Chinese and Korean foundries for our OLED display products. In recent years the U.S. has imposed, among other actions, new or higher tariffs on specified imported products originating from China in response to what it characterizes as unfair trade practices, and China has responded by proposing or implementing new or higher tariffs on specified products imported from the U.S. Tariffs on components that we import from China or other nations that have imposed, or may in the future impose, tariffs have in some cases and may in the future cause our expenses to increase, which would adversely affect our profitability unless we were able to exclude our products from the tariffs or we raise prices for our products, which may result in our products becoming less attractive relative to products offered by our competitors. In addition, future actions or escalations by either the U.S. or China that affect trade relations may also affect our business or that of our suppliers or customers, and we cannot provide any assurances as to whether such actions will occur or the form that they may take. Moreover, it is uncertain to what extent, if any, the U.S. tariffs on components that we import from China will affect the Taiwanese foundries on which we depend, in part because many Taiwanese foundries conduct parts of their manufacturing in China.

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

Item 1B.	Unresolved Staff Comments

None.

Item 1C.	Cybersecurity

As a company selling products for defense applications, we may be the target of cyber-attacks from a variety of threat actors. Cybersecurity threats include attacks on, or other attempts to infiltrate, our information technology (IT) infrastructure and the IT infrastructure of our customers, suppliers, subcontractors and other third parties, attempting to gain unauthorized access to our confidential or other proprietary information, classified information, or information relating to our employees, customers, and other third parties, or to disrupt our systems or the systems of our customers, suppliers, subcontractors, and other third parties. Cybersecurity threats also include attempts to infiltrate our products or services, including attacks targeting the security, confidentiality, integrity and/or availability of the hardware, software and information installed, stored or transmitted in our products, including after the purchase of those products and when they are incorporated into third-party products, facilities, or infrastructure.

Our Cybersecurity Program

Our products and services are normally classified as EAR 99 by the U.S. government, but our defense customers may ask us to make some alterations for the environments the products will be used in. Moreover, our products sold for defense applications are integrated with our customers’ products and these customers may provide us with Controlled Unclassified Information (CUI) that requires, safeguarding and dissemination controls in accordance with laws, regulations, or Government-wide policies. Given the nature of our business and the cybersecurity risks we face, we have instituted a cybersecurity program for identifying, assessing, and managing cybersecurity risks, which include material risks from cybersecurity threats to our internal systems, our products, services and programs for customers, and our supply chain.

Our enterprise cybersecurity program aligns with the National Institute of Standards and Technology (NIST) standards, among others. The program includes processes and controls for the deployment of new IT systems by the Company and controls over new and existing system operations. We, or third parties we contract with, monitor and conduct regular testing of these controls and systems, including vulnerability management through active discovery and testing to regularly assess patching and configuration status. In addition, we require our employees to complete annual cybersecurity training, and we regularly conduct simulated phishing and cyber-related communications.

Incident Response.

Our cybersecurity program includes monitoring for potential security threats that may lead to vulnerabilities. We evaluate and assign severity levels to incidents, escalate and engage an incident response team based on severity, and manage and mitigate the related risks. Incidents are reported internally to members of senior management and/or the Board of Directors as appropriate based on severity and incident type and are also analyzed for external reporting requirements. Our incident response process is also designed to coordinate functions to enable continuity of essential business operation in the event of a cyber crisis.

Third Party Service Providers.

We engage third party service providers to expand the capabilities and capacity of our cybersecurity program, including for design, monitoring and testing of the program’s risk prevention and protection measures, and process execution including incident detection, investigation, analysis and response, eradication, and recovery.

Program Assessment.

We continuously evaluate and seek to improve and mature our cybersecurity processes. Our cybersecurity program is regularly assessed through management self-evaluation and ongoing monitoring procedures to evaluate our program effectiveness, including assessments associated with internal controls over financial reporting as well as vulnerability management through active discovery and testing to validate patching and configuration. As cybersecurity threats are continuously evolving, we also periodically engage with third parties to perform maturity assessments of our program to identify potential risk areas and improvement opportunities. This includes assessment of our overall program, policies and processes, compliance with regulatory requirements and an overall assessment of key vulnerabilities. We use these assessments to supplement our own evaluation of the overall health of our program and target improvement areas.

Board Oversight and Management’s Role

Our Board of Directors has primary oversight responsibility for enterprise cybersecurity risks. The Audit Committee also considers enterprise cybersecurity risks in connection with its financial and compliance risk oversight role. The Chief Financial Officer regularly reports to the Board of Directors on the status of the Company’s cybersecurity program and provides the Board with the annual assessment by a third party on the Company’s cybersecurity program. Cybersecurity risks are also included with the Company’s annual business risk assessment which is provided to the Board of Directors.

For more information on risks related to cybersecurity, see Item IA. “Risk Factors” of this Form 10-K.

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

The Company may engage in legal proceedings arising in the ordinary course of business. Claims, suits, investigations and proceedings are inherently uncertain, and it is not possible to predict the ultimate outcome of such matters and our business, financial condition, results of operations or cash flows could be affected in any particular period.

BlueRadios, Inc. v. Kopin Corporation, Civil Action No. 16-02052-JLK (D. Col.):

On August 12, 2016, BlueRadios, Inc. (“BlueRadios”) filed a complaint in the U.S. District Court for the District of Colorado (“the Court”), alleging that the Company breached a contract between it and BlueRadios concerning an alleged joint venture between the Company and BlueRadios to design, develop and commercialize micro-display products with embedded wireless technology referred to as “Golden-i” breached the covenant of good faith and fair dealing associated with that contract, breached its fiduciary duty to BlueRadios, and misappropriated trade secrets owned by BlueRadios in violation of Colorado law (C.R.S. § 7-74-104(4)) and the Defend Trade Secrets Act (18 U.S.C. § 1836(b)(1)). BlueRadios further alleges that the Company was unjustly enriched by its alleged misconduct, BlueRadios is entitled to an accounting to determine the amount of profits obtained by the Company as a result of its alleged misconduct, and the inventorship on at least ten patents or patent applications owned by the Company need to be corrected to list BlueRadios’ employees as inventors and thereby list BlueRadios as co-assignees of the patents. BlueRadios seeks monetary, declaratory, and injunctive relief, including for alleged non-payment of engineering retainer fees.

On October 11, 2016, the Company filed its Answer and Affirmative Defenses. The parties completed expert depositions on November 15, 2019. On December 2, 2019, the Company filed a Motion for Partial Summary Judgment requesting the Court dismiss counts 2-7 in their entirety and counts 1 and 8 in part. BlueRadios also filed a Motion for Partial Summary Judgment alleging it is the co-owner of U.S. Patent No. 8,909,296. Responses to the Motions for Partial Summary Judgment were filed on January 15, 2020, and replies were filed on February 19, 2020. On September 25, 2020, the Court denied BlueRadios’ Motion for Partial Summary Judgment. On August 3, 2022, the Court granted the Company’s Motion for Partial Summary Judgment by dismissing counts 3, 6, 7, punitive damages under count 2, and count 8 as it relates to patent applications, and denying the motion as it relates to counts 1, 4, and 5, and the remainder of counts 2 and 8. Additional factual and expert discovery ordered by The Court has been completed. A trial date has been set by the Court for March 20, 2024. The Company has not concluded a loss from this matter is probable; therefore, we have not recorded an accrual for litigation or claims related to this matter for the period ended December 30, 2023. The Company will continue to evaluate information as it becomes known and will record an estimate for losses at the time or times when it is both probable that a loss has been incurred and the amount of the loss is reasonably estimable.

Item 4.	Mine Safety Disclosures

Not applicable.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the Nasdaq Capital Market under the symbol “KOPN”.

As of March 7, 2024, there were approximately 291 shareholders of record of our common stock, which does not reflect those shares held beneficially or those shares held in “street” name.

We have not paid cash dividends in the past, nor do we expect to pay cash dividends for the foreseeable future. We anticipate that earnings, if any, will be retained for the development of our businesses.

Equity Compensation Plan Information

The following table sets forth information as of December 30, 2023 about shares of the Company’s common stock issuable upon the exercise of outstanding options, warrants and rights and available for issuance under our existing equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (b)
Equity compensation plans approved by security holders	1,931,767	$1.65	5,809,910	(1)
Equity compensation plans not approved by security holders	—	$—	—

(1) Amount includes shares available under the 2020 Equity Incentive Plan.

Company Stock Performance

The following graph shows a five-year comparison of cumulative total shareholder return for the Company, the Nasdaq US Benchmark TR Index and the S&P 500 Information Technology index. The graph assumes $100 was invested in each of the Company’s common stock, the Nasdaq US Benchmark TR Index and the S&P 500 Information Technology index on December 31, 2017 . Data points on the graph are annual. Note that historical price performance is not necessarily indicative of future performance.

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

We are a leading developer and provider of high-performance application-specific optical solutions consisting of high-resolution microdisplays and optics, microdisplays subassemblies and headsets. We define microdisplays as displays that have a diagonal measurement of less than 2 inches. Our products are used for defense applications (soldier thermal weapon rifle sights, avionic fixed and rotary wing pilot helmets, armored vehicle targeting systems, and training & simulation headsets); industrial and medical headsets; and 3D optical inspection systems. We believe that the technologies we are developing may eventually be used in consumer augmented reality (“AR”) and virtual reality (“VR”) wearable headsets systems. Our products are primarily used to overlay digital information on the real-world scene.

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

Accounting for design, development and production contracts requires judgment relative to assessing risks, estimating contract revenues and costs and making assumptions for schedule and technical issues. Due to the size and nature of the work required to be performed on many of our contracts, the estimation of total revenue and cost at completion is complicated and subject to many variables. Contract costs include material, labor and subcontracting costs, as well as an allocation of indirect costs. We have to make assumptions regarding the number of labor hours required to complete a task, the complexity of the work to be performed, the availability and cost of materials and performance by our subcontractors. For contract change orders, claims or similar items, we apply judgment in estimating the amounts and assessing the potential for realization. These amounts are only included in the contract value when they can be reliably estimated and realization is considered probable. If our estimate of total contract costs or our determination of whether the customer agrees that a milestone achievement is incorrect, our revenue could be overstated or understated and the profits or loss reported could be subject to adjustment.

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

We manufacture Active-matrix Liquid Crystal (“AMLCD”) transmissive and Liquid Crystal on Silicon (“LCOS”) reflective microdisplays. Our AMLCD display production is being performed entirely in our Westborough, Massachusetts facility. FDD, our wholly-owned subsidiary, manufactures our LCOS microdisplays in its facility located in Scotland. Our OLED displays are designed by us and manufactured by third parties for us.

We are a display supplier for the U.S. Army’s Family of Weapon Sights-Individual and Joint Strike Fighter F-35 programs and are undergoing qualification for the FWS - Crew Served variant. We are also in development for new display systems for armored vehicles and a medical headset for surgeons. Our existing and new production programs are expected to increase production for the next several years. There are other firms offering products which compete against us in the defense programs and all of the programs we supply product to are subject to the U.S. Government defense budget and procurement process. Accordingly, there can be no assurances we will continue to ship under our defense contracts.

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

Because our fiscal year ends on the last Saturday of December, every seven years we have a fiscal year with 53 weeks. Our fiscal year 2023 was a 52-week year, 2022 was a 53-week year and 2021 was a 52-week year.

Revenues. Our revenues by display application, which include product sales and amounts earned from research and development contracts, for fiscal years 2023, 2022 and 2021 by category, were as follows:

(In thousands)	2023	2022	2021
Defense	$22,615	$24,780	$18,180
Industrial/Enterprise	2,736	6,136	9,710
Consumer	573	1,497	1,871
Research and Development	13,455	14,357	14,669
Other	13	7	121
License and royalties	1,002	624	1,115
Total Revenues	$40,394	$47,401	$45,666

Fiscal Year 2023 Compared to Fiscal Year 2022

Sales of our products for Defense applications include systems used by the military both in the field and for training and simulation. Sales of our products for Defense applications may be for a one-time purchase or for programs that run for several years. Revenues from product sales to defense customers decreased in 2023 compared to 2022, primarily due to a decrease in shipments of our products for thermal weapon sight applications that was partially offset by an increase in sales of our products for defense pilot helmets and training and simulation programs.

Industrial/Enterprise applications revenues represent customers who purchase our display products for use in headsets used for manufacturing, distribution, public safety, 3D metrology equipment and other industrial applications. Our 3D metrology customers are primarily located in Asia and they sell to Asian contract manufacturers who use the 3D metrology machines for quality control purposes. The decrease in Industrial/Enterprise applications revenues in 2023 compared to 2022 was primarily due to a decrease in sales to customers who use our display components in 3D metrology equipment and industrial headsets.

Sales of our displays for Consumer applications are primarily for use in thermal imaging products, recreational rifle and hand-held scopes. The decrease in Consumer applications in 2023 compared to 2022 was primarily due to a decrease in sales of our OLED displays for consumer applications.

R&D revenues decreased in 2023 as compared to 2022 primarily due to decreased funding for new display technology development for U.S. defense programs and OLED display development, which was partially offset by increased funding for armor vehicle targeting system and medical headset development. These contracts typically reimburse us for direct costs and allocated overhead and selling, general and administrative costs and in some cases profit. In 2023 and 2022, our R&D revenues exceeded funded R&D expenses by approximately $6.3 million and $4.1 million, respectively.

The increase in license and royalty revenue in 2023 compared to 2022 is due to an increase in royalties earned under IP license agreements for industrial wearable headsets.

International product sales represented approximately 13% and 22% of product revenues for 2023 and 2022, respectively. We categorize our revenues as either domestic or international based upon the delivery destination of our product. For example, if the customer is located in Asia or if a U.S. customer has its Asian contract manufacturer order product from us and we deliver the product to Asia, we categorize both these sales as international. In addition, if we earn royalties on sales from a customer, the royalties are categorized as domestic or international based on how the product revenues are categorized. Our international sales decreased in 2023 as compared to 2022 due to a decrease in sales of our products for 3D metrology application by our subsidiary, FDD, our OLED displays for consumer applications and industrial headset products manufactured overseas. Our international sales are primarily denominated in U.S. dollars. Consequently, a strengthening of the U.S. dollar could increase the price in local currencies of our products in foreign markets and make our products relatively more expensive than competitors’ products that are denominated in local currencies, which could result in a reduction in sales or profitability in those foreign markets. As a result, our financial position and results of operations are subject to exchange rate fluctuation in transactional and functional currency. We have not taken any protective measures against exchange rate fluctuations, such as purchasing hedging instruments with respect to such fluctuations, because of the historically stable exchange rate between the Japanese yen, Great Britain pound and the U.S. dollar. Foreign currency translation impact on our results, if material, is described in further detail under “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” section below.

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

Cost of Product Revenues. Cost of product revenues, which is comprised of materials, labor and manufacturing overhead related to the production of our products for fiscal years 2023, 2022 and 2021 were as follows:

(In thousands, except percentages)	2023	2022	2021
Cost of product revenues	$24,952	$32,559	$25,052
Cost of product revenues as a % of net product revenues	96.2%	100%	83.8%

Fiscal Year 2023 Compared to Fiscal Year 2022

Cost of product revenues decreased as a percentage of revenues in 2023 as compared to 2022 primarily due to increased sales of higher margin products for defense applications in 2023 versus 2022 and lower sales of lower margin products from defense applications in 2023 versus 2022. The Company also implemented several programs and hired additional employees to improve manufacturing quality and efficiencies.

The issues associated with the global shortage of semiconductor circuit chips and other raw materials decreased in 2023 as compared to 2022 and 2021. However, we have identified several semiconductor components which continue to have long lead delivery times. We continue to search for and procure all necessary components from our current vendors and new alternative vendors. In certain situations, we can obtain the components but at a significantly increased cost. The inability to procure a single component will prevent the completion of our product and the ability to sell the product. Our products go through extensive qualification processes and therefore our customers may not accept a replacement component. We are unable to determine if we will be able to obtain all necessary components for fiscal 2024. If we are unable to obtain all necessary components, we may be required to stop production, which would negatively affect our cash flow and results of operations.

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

Research and Development. R&D expenses are incurred in support of internal display development programs or programs funded by agencies or prime contractors of the U.S. Government and commercial partners. R&D costs include staffing, purchases of materials and laboratory supplies, circuit design costs, fabrication and packaging of display products and allocated overhead. In fiscal year 2023, our Funded R&D expenditures were primarily related to our display products and defense systems and our Internal R&D was primarily related to the development of OLED displays. R&D expenses for fiscal years 2023, 2022 and 2021 were as follows:

(In thousands)	2023	2022	2021
Funded	$7,177	$10,280	$9,976
Internal	3,600	8,388	6,312
Total	$10,777	$18,668	$16,288

Fiscal Year 2023 Compared to Fiscal Year 2022

Funded R&D expense for 2023 decreased as compared to 2022 primarily due to the completion of contracts for defense programs awarded prior to 2023. Internal R&D expense for 2023 decreased as compared to the prior year primarily due to decreased OLED development.

Fiscal Year 2022 Compared to Fiscal Year 2021

Funded R&D expense for 2022 increased as compared to 2021 primarily due to an increase in the number of defense related contracts we have been awarded. Internal R&D expense for 2022 increased as compared to the prior year primarily due to increased OLED development.

Selling, General and Administrative. Selling, general and administrative (“SG&A”) expenses consist of the expenses incurred by our sales and marketing personnel and related expenses, and administrative and general corporate expenses. SG&A expenses for the fiscal years 2023, 2022 and 2021 were as follows:

(In thousands, except percentages)	2023	2022	2021
Selling, general and administrative expense	$21,842	$17,965	$18,101
Selling, general and administrative expense as a % of total revenue	54.1%	37.9%	39.6%

Fiscal Year 2023 Compared to Fiscal Year 2022

SG&A for 2023 increased as compared to 2022 primarily due to an increase of approximately $5.0 million in legal and professional fees and $1.0 million in non-cash stock-based compensation, partially offset by a $1.3 million decrease in compensation and benefits.

Fiscal Year 2022 Compared to Fiscal Year 2021

SG&A for 2022 decreased as compared to 2021 primarily due to a decrease of approximately $2.9 million in non-cash stock-based compensation, partially offset by a $0.8 million increase in compensation and benefits and $1.4 million of higher professional fees.

Total Non-operating (Expense) Income. Non-operating (expense) income is primarily composed of interest income, revaluation and impairment of equity investments, foreign currency transactions, remeasurement gains and losses incurred by our UK-based subsidiaries and other non-operating income items. Non-operating (expense) income for the fiscal years 2023, 2022 and 2021 were as follows:

(In thousands)	2023	2022	2021
Total non-operating (expense) income	$(2,415)	$2,608	$436

Fiscal Year 2023 Compared to Fiscal Year 2022

In 2023, we recorded $3.3 million of impairment losses on equity investments. In 2022, we recorded a gain of $4.7 million resulting from the revaluation of an equity investment. Also in 2022, we recorded a $2.0 million impairment charge on an equity investment. In 2023, we recorded $0.2 million of foreign currency losses compared to $0.3 million of foreign currency losses recorded in 2022.

Fiscal Year 2022 Compared to Fiscal Year 2021

In 2022 we recorded a gain of $4.7 million resulting from the revaluation of an equity investment. In 2022 we recorded a $2.0 million impairment charge on an equity investment. Also in 2022, we recorded $0.3 million of foreign currency losses compared to $0.1 million of foreign currency gains recorded in 2021.

Tax provision

(In thousands)	2023	2022	2021
Tax provision	$(156)	$(144)	$(129)

Fiscal Year 2023 Compared to Fiscal Year 2022

The provision for income taxes for the fiscal years ended 2023 and 2022 of approximately $(0.2) million and $(0.1) million, respectively, was due to the accretion of additional potential liabilities related to uncertain tax positions and deferred tax liabilities for the Company’s former Korean subsidiary.

Fiscal Year 2022 Compared to Fiscal Year 2021

The provision for income taxes for the fiscal years ended 2022 and 2021 of approximately $(0.1) million was due to the accretion of additional potential liabilities related to uncertain tax positions and deferred tax liabilities for the Company’s former Korean subsidiary.

Net loss attributable to noncontrolling interest. In the first quarter of 2023, we acquired the remaining interest in eMDT. Net loss attributable to noncontrolling interest on our consolidated statement of operations represents the portion of the results of operations of our majority owned subsidiaries which is allocated to the shareholders of the equity interests not owned by us. The change in net loss attributable to noncontrolling interest in 2023 compared to 2022 was less than $0.1 million and in 2022 compared to 2021 was less than $0.1 million and was the result of operations of eMDT.

Liquidity and Capital Resources

At December 30, 2023 and December 31, 2022, we had cash and cash equivalents, including restricted cash, and marketable securities of $17.9 million and working capital of $24.0 million compared to $12.6 million and $16.4 million, respectively. The change in cash and cash equivalents and marketable securities was primarily due to gross proceeds of $22.9 million received from the sale of 17,000,000 shares of common stock and the pre-funded warrants to purchase up to 6,000,000 shares of common stock at a public offering price of $0.99 per share.

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

In the second quarter of 2022, we sold 1.5 million shares of common stock and 0.2 million shares of treasury stock for gross proceeds of $2.1 million (average of $1.26 per share) before deducting broker expenses paid by us of less than $0.1 million and in the third quarter of 2022, the Company sold 675,000 shares of common stock for gross proceeds of approximately $0.9 million (average of $1.27 per share) before deducting broker expenses paid by us of less than $0.1 million, pursuant to the Current ATM Agreement. The net proceeds from the sale of common shares were used for general corporate purposes, including working capital.

On January 27, 2023, we sold 17 million shares of registered common stock to certain investors and issued pre-funded warrants to purchase up to 6,000,000 shares of common stock at a public offering price of $0.99 per pre-funded warrant, which equals the public offering price per share of the common stock less the $0.01 per share exercise price of each pre-funded warrant. The gross proceeds of these transactions were $22.9 million, before deducting underwriting discounts and offering expenses paid by us of $1.5 million. At December 30, 2023, we had available $41.4 million for sale of common stock under the Current ATM Agreement.

In February 2024, we sold 3.1 million shares of common stock under our Current ATM for gross proceeds of $7.5 million at an average per share price of $2.42 before deducting underwriting expenses of $0.2 million. Our Current ATM and our shelf registration statement expired on March 5, 2024. We expect to file a new shelf registration statement and enter into a new ATM in 2024.

The following table presents the components of our cash, cash equivalents, restricted cash and marketable debt securities held in U.S. dollars as of the dates presented:

	December 30, 2023	December 31, 2022
Domestic locations	$17,725,979	$11,778,324
Foreign locations	95,547	629,793
Subtotal cash, cash equivalents, restricted cash and marketable debt securities held in U.S. dollars	17,821,526	12,408,117
Cash and cash equivalents held in other currencies and converted to U.S. dollars	81,159	239,539
Total cash, cash equivalents, restricted cash and marketable debt securities	$17,902,685	$12,647,656

We have no plans to repatriate the cash and cash equivalents held in our foreign subsidiary FDD.

The manufacturing operations at our Korean facility, Kowon, have ceased and Kowon was liquidated at fiscal year ended 2018. We have recorded deferred tax liabilities for any additional withholding tax that may be due to the Korean government upon Kowon’s final tax return acceptance.

We have incurred net losses of $19.7 million, $19.3 million and $13.4 million for the fiscal years 2023, 2022 and 2021, respectively, and net cash outflows from operations of $15.3 million, $17.7 million and $10.7 million for the fiscal years ended 2023, 2022 and 2021, respectively. Our net cash outflows from operations was partially a result of funding our ongoing investments in research and development which we believe will continue. We have in the past sold equity securities through an at the market offering and in the traditional fashion of significant equity offerings. We estimate we will have sufficient liquidity to fund operations at least through the first quarter of 2025. Nonetheless, we monitor the capital markets on an ongoing basis and may consider raising capital if favorable market conditions develop. If our actual results are less than projected or we need to raise capital for additional liquidity, we may be required to do additional equity financings, reduce expenses or enter into a strategic transaction. However, we can make no assurance that we will be able to raise additional capital, reduce expenses sufficiently, or enter into a strategic transaction on terms acceptable to us, or at all.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Seasonality

Our revenues have not followed a seasonal pattern for the past three years and we do not anticipate any seasonal trend to our revenues in 2024.

Contractual Obligations

Under our former CEO’s (“Dr. Fan”) employment agreement, commencing in January 2023, Dr. Fan (or in the event of his death prior to completion of all installments to his surviving spouse, or if none to his estate) would receive $1,500,000 in twenty-four (24) equal monthly installments. As of December 30, 2023, we owed Dr. Fan $750,000 which will be paid in equal monthly installments during 2024. In addition, under Dr. Fan’s employment agreement he receives $40,000 per year through 2033.

The following is a summary of our contractual lease payment obligations as of December 30, 2023:

	Payment due by period
	Total	Less than 1 year	1-3 Years	4-5 years	More than 5 years
Operating Lease Obligations	$2,844,590	795,884	1,847,373	201,333	—

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

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

Evaluation of Disclosure Controls and Procedures

In connection with filing the Form 10-K, management, under the supervision of and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by our Annual Report on Form 10-K for the fiscal year ended December 30, 2023. Based upon that evaluation, our CEO and CFO concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our internal control over financial reporting as of December 30, 2023, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on that evaluation, our management concluded that, as of December 30, 2023, internal control over financial reporting was effective based on criteria established in the Internal Control-Integrated Framework issued by the COSO.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal year ended December 30, 2023 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.	Other Information

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspection

Not applicable.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required under this item is incorporated herein by reference to our Proxy Statement relating to our 2024 Annual Meeting of Stockholders (the “Proxy Statement”). We expect to file the Proxy Statement with the SEC in April 2024 (and, in any event, no later than 120 days after the close of our last fiscal year).

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

Our corporate governance guidelines, whistleblower policy and the charters of the audit committee, compensation committee, and nominating and corporate governance committee of the Board of Directors as well as other corporate governance document materials are available on our website at www.kopin.com under the heading “Investors,” then “Governance” then “Governance Documents.”

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

Report of Independent Registered Public Accounting Firm

Stockholders and the Board of Directors of Kopin Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Kopin Corporation and its subsidiaries (the Company) as of December 30, 2023 and December 31, 2022, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 30, 2023, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 30, 2023 and December 31, 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Research and Development Revenues

The Company’s research and development revenues, where control transfers over time and revenue is recognized based on the extent of progress towards completion of the performance obligation, were $13,454,866 for the year ended December 30, 2023, and are described in Note 1 of the consolidated financial statements. The Company recognizes revenue for certain of its research and development contracts over time, generally measuring progress using the input (cost-to-cost) method as costs are incurred. Under the input method, revenue is recognized based on contract costs expended to date relative to total contract costs expected to be incurred. Management exercises significant judgment in determining revenue recognition for these customer contracts as the estimate of the total contract costs expected to be incurred is critical to the recognition of revenue based under the input method.

We identified the Company’s accounting for revenue recognition of research and development contracts, which are generally accounted for under the input method, to be a critical audit matter because of the significant assumptions and judgments used by management in determining the estimated costs expected to be incurred throughout the customer contract. Auditing management’s estimation of cost to be incurred required significant audit effort and a high degree of auditor judgment and subjectivity to evaluate the audit evidence obtained.

Our audit procedures related to the Company’s revenue recognition of research and development contracts included the following, among others:

●	Tested actual costs incurred, on a sample basis, and the mathematical accuracy of the costs included within the Company’s input (cost-to-cost) method.

●	Selected a sample of customer contracts and performed the following procedures:

–	Read the underlying contracts and agreed the Company’s total budgeted costs to approved management budgets.

–	Evaluated management’s ability to estimate progress towards completion by performing a review of contracts that were completed during the current year or spanned multiple years to determine the accuracy and precision of the Company’s estimation process.

–	Evaluated management’s ability to achieve the estimates of total profit by performing corroborating inquiries with Company personnel, including project managers, and comparing the estimates to actual subsequent results.

/s/ RSM US LLP

We have served as the Company’s auditor since 2019.

Boston, Massachusetts

March 14, 2024

KOPIN CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$5,710,685	$8,258,878
Restricted cash	500,000	—
Marketable debt securities, at fair value	11,692,000	4,388,778
Accounts receivable, net of allowance of $1,025,000 and $303,000 in 2023 and 2022, respectively	9,706,036	6,537,891
Contract assets and unbilled receivables	3,409,809	4,068,364
Inventory	7,601,806	6,426,400
Prepaid taxes	85,572	105,495
Prepaid expenses and other current assets	1,124,635	1,074,867
Total current assets	39,830,543	30,860,673
Property, plant and equipment, net	2,163,417	1,831,641
Operating lease right-of-use assets	2,504,909	3,168,520
Other assets	124,925	170,132
Equity investments	4,688,522	7,721,206
Total assets	$49,312,316	$43,752,172
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,076,759	$5,438,980
Accrued payroll and expenses	1,701,506	2,879,139
Accrued warranty	2,160,000	1,966,000
Contract liabilities and billings in excess of revenues earned	916,826	930,500
Operating lease liabilities	651,503	786,928
Accrued post-retirement benefits	790,000	790,000
Other accrued liabilities	1,702,681	1,182,346
Customer deposits	408,156	—
Deferred tax liabilities	470,884	482,739
Total current liabilities	15,878,315	14,456,632
Noncurrent contract liabilities and asset retirement obligations	278,112	248,284
Operating lease liabilities, net of current portion	1,832,982	2,576,883
Accrued post-retirement benefits, net of current portion	319,996	1,110,000
Other long-term liabilities, net of current portion	1,494,016	1,369,758
Total liabilities	19,803,421	19,761,557
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, par value $.01 per share: authorized, 3,000 shares; none issued	—	—
Common stock, par value $.01 per share: authorized, 150,000,000 shares; issued 114,253,818 shares in 2023 and 94,920,060 shares in 2022; outstanding 112,251,416 in 2023 and 92,883,524 in 2022, respectively	1,123,220	929,540
Additional paid-in capital	385,411,542	360,567,631
Treasury stock (70,635 shares in 2023 and 2022, at cost)	(103,127)	(103,127)
Accumulated other comprehensive income	1,232,294	1,176,068
Accumulated deficit	(358,155,034)	(338,406,815)
Total Kopin Corporation stockholders’ equity	29,508,895	24,163,297
Noncontrolling interest	—	(172,682)
Total stockholders’ equity	29,508,895	23,990,615
Total liabilities and stockholders’ equity	$49,312,316	$43,752,172

See Accompanying Notes to Consolidated Financial Statements.

KOPIN CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

Fiscal year ended	2023	2022	2021
Revenues:
Net product revenues	$25,937,170	$32,420,397	$29,882,271
Research and development revenues	13,454,866	14,357,222	14,668,471
License and other revenues	1,002,141	623,571	1,115,375
Total revenues	40,394,177	47,401,190	45,666,117
Expenses:
Cost of product revenues	24,952,431	32,558,748	25,052,383
Research and development-funded programs	7,177,027	10,279,660	9,976,103
Research and development-internal	3,600,066	8,387,898	6,312,148
Selling, general and administrative	21,842,157	17,965,097	18,100,519
Total operating expenses	57,571,681	69,191,403	59,441,153
Loss from operations	(17,177,504)	(21,790,213)	(13,775,036)
Non-operating (expense) income, net:
Interest income	829,602	76,877	31,142
Other income, net	245,234	154,357	265,509
Foreign currency transaction (losses) gains	(162,204)	(323,286)	139,014
(Loss) gain on remeasurement of investments	(3,327,347)	2,700,000	—
Total non-operating (expense) income	(2,414,715)	2,607,948	435,665
Loss before provision for income taxes and net loss of noncontrolling interest	(19,592,219)	(19,182,265)	(13,339,371)
Tax provision	(156,000)	(144,000)	(129,000)
Net loss	(19,748,219)	(19,326,265)	(13,468,371)
Net loss attributable to the noncontrolling interest	—	348	35,498
Net loss attributable to Kopin Corporation	$(19,748,219)	$(19,325,917)	$(13,432,873)
Net loss per share:
Basic and diluted	$(0.18)	$(0.21)	$(0.15)
Weighted average number of common shares outstanding:
Basic and diluted	108,976,245	91,429,106	88,831,532

See Accompanying Notes to Consolidated Financial Statements.

KOPIN CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

Fiscal year ended	2023	2022	2021
Net loss	$(19,748,219)	$(19,326,265)	$(13,468,371)
Other comprehensive gain (loss), net of tax:
Foreign currency translation adjustments	42,027	(36,478)	(51,736)
Unrealized holding gain (loss) on marketable securities	14,644	(201,283)	(17,113)
Reclassifications of loss in net loss on marketable securities	(445)	(522)	(1,234)
Total other comprehensive gain (loss), net of tax	56,226	(238,283)	(70,083)
Comprehensive loss	(19,691,993)	(19,564,548)	(13,538,454)
Comprehensive loss attributable to the noncontrolling interest	—	348	35,498
Comprehensive loss attributable to Kopin Corporation	$(19,691,993)	$(19,564,200)	$(13,502,956)

See Accompanying Notes to Consolidated Financial Statements.

KOPIN CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in	Treasury	Accumulated Other Comprehensive	Accumulated	Total Kopin Corporation Stockholders’	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Stock	Income	Deficit	Equity	Interest	Equity
Balance, December 26, 2020	88,007,535	$880,075	$341,512,893	$(9,793,946)	$1,484,434	$(305,648,025)	$28,435,431	$(136,836)	$28,298,595
Vesting of restricted stock	1,576,953	15,770	(15,770)	-	-	-	-	-	-
Stock-based compensation expense	-	-	4,417,422	-	-	-	4,417,422	-	4,417,422
Other comprehensive loss	-	-	-	-	(70,083)	-	(70,083)	-	(70,083)
Restricted stock for tax withholding obligations	(47,859)	(479)	(235,491)	(366,110)	-	-	(602,080)	-	(602,080)
Issuance of common stock, net of costs	532,540	5,325	4,141,876	-	-	-	4,147,201	-	4,147,201
Sale of treasury stock, net of costs	-	-	7,110,227	9,793,946	-	-	16,904,173	-	16,904,173
Net loss	-	-	-	-	-	(13,432,873)	(13,432,873)	(35,498)	(13,468,371)
Balance, December 25, 2021	90,069,169	900,691	356,931,157	(366,110)	1,414,351	(319,080,898)	39,799,191	(172,334)	39,626,857
Vesting of restricted stock	680,943	6,809	(6,809)	-	-	-	-	-	-
Stock-based compensation expense	-	-	1,267,705	-	-	-	1,267,705	-	1,267,705
Other comprehensive loss	-	-	-	-	(238,283)	-	(238,283)	-	(238,283)
Restricted stock for tax withholding obligations	-	-	-	(198,740)	-	-	(198,740)	-	(198,740)
Issuance of common stock, net of costs	2,204,047	22,040	2,375,578	-	-	-	2,397,618	-	2,397,618
Sale of treasury stock, net of costs	-	-	-	461,723	-	-	461,723	-	461,723
Net loss	-	-	-	-	-	(19,325,917)	(19,325,917)	(348)	(19,326,265)
Balance, December 31, 2022	92,954,159	929,540	360,567,631	(103,127)	1,176,068	(338,406,815)	24,163,297	(172,682)	23,990,615
Vesting of restricted stock	2,367,892	23,680	(23,680)	-	-	-	-	-	-
Stock-based compensation expense	-	-	3,875,273	-	-	-	3,875,273	-	3,875,273
Other comprehensive gain	-	-	-	-	56,226	-	56,226	-	56,226
Acquisition of noncontrolling interest	-	-	(172,682)	-	-	-	(172,682)	172,682	-
Issuance of common stock, net of costs	17,000,000	170,000	21,165,000	-	-	-	21,335,000	-	21,335,000
Net loss	-	-	-	-	-	(19,748,219)	(19,748,219)	-	(19,748,219)
Balance, December 30, 2023	112,322,051	$1,123,220	$385,411,542	$(103,127)	$1,232,294	$(358,155,034)	$29,508,895	$-	$29,508,895

See Accompanying Notes to Consolidated Financial Statements.

KOPIN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Fiscal year ended	2023	2022	2021
Cash flows from operating activities:
Net loss	$(19,748,219)	$(19,326,265)	$(13,468,371)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	608,222	722,024	668,691
Accretion of premium or discount on marketable debt securities	—	128	7,517
Stock-based compensation	3,875,273	1,267,705	4,417,422
Net loss (gain) on remeasurement of investments	2,887,893	(2,700,000)	(300,000)
Income taxes	—	143,345	128,279
Foreign currency losses (gains)	91,791	449,443	(186,942)
Loss on sale of property and plant	46,231	317,032	99,228
Change in allowance for credit losses	709,721	162,638	(26,704)
Write-off of excess inventory	1,143,622	2,078,750	588,175
Change in warranty reserves	193,708	2,329,000	9,552
Changes in assets and liabilities:
Accounts receivable	(5,271,763)	6,806,578	(3,364,990)
Contract assets and unbilled receivables	821,094	(1,835,518)	1,379,436
Inventory	(2,255,352)	(2,010,749)	(2,728,404)
Prepaid expenses, other current assets and other assets	(202,504)	908,156	(691,573)
Accounts payable and accrued expenses	1,836,038	(3,859,768)	143,379
Contract liabilities and billings in excess of revenue earned	3,568	(3,139,749)	2,577,523
Net cash used in operating activities	(15,260,677)	(17,687,250)	(10,747,782)
Cash flows from investing activities:
Proceeds from sale of marketable debt securities	10,374,593	2,000,024	1,100,000
Purchase of equity investments	—	(499,998)	—
Other assets	62,694	20,909	(12,822)
Capital expenditures	(949,487)	(832,712)	(1,033,503)
Purchases of marketable debt securities	(17,624,779)	(4,000,042)	—
Net cash (used in) provided by investing activities	(8,136,979)	(3,311,819)	53,675
Cash flows from financing activities:
Sale of treasury stock, net of costs	—	461,723	16,904,173
Issuance of common stock, net of costs	21,335,000	2,397,618	4,147,200
Settlements of restricted stock for tax withholding obligations	—	(198,740)	(602,080)
Net cash provided by financing activities	21,335,000	2,660,601	20,449,293
Effect of exchange rate changes on cash	14,463	(190,585)	(80,124)
Net (decrease) increase in cash, cash equivalents and restricted cash	(2,048,193)	(18,529,053)	9,675,062
Cash and cash equivalents at beginning of year	8,258,878	26,787,931	17,112,869
Cash, cash equivalents and restricted cash at end of year	$6,210,685	$8,258,878	$26,787,931
Supplemental disclosure of cash flow information:
Construction in progress included in accrued expenses	$200,000	$168,000	$—

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

Fiscal Year

The Company’s fiscal year ends on the last Saturday in December. The fiscal year ended December 30, 2023 includes 52 weeks, the fiscal year ended December 31, 2022 includes 53 weeks, and the fiscal year ended December 25, 2021 includes 52 weeks, and are referred to as fiscal years 2023, 2022 and 2021, respectively, herein.

Principles of Consolidation

The consolidated financial statements for fiscal year 2023 include the accounts of Kopin Corporation and its wholly owned subsidiaries. For fiscal years 2022 and 2021, the consolidated financial statements include the accounts of Kopin Corporation and its wholly owned subsidiaries and a majority owned 80% subsidiary, eMDT America, Inc., located in California (collectively the Company). In the first quarter of fiscal year 2023, the Company acquired the remaining 20% interest in eMDT America, Inc. Net loss attributable to noncontrolling interest in the Company’s consolidated statements of operations represents the portion of the results of operations of which is allocated to the shareholders of the equity interests not owned by the Company. All intercompany transactions and balances have been eliminated.

The Company has incurred net losses of $19.7 million and $19.3 million for the year ended December 30, 2023, and for the fiscal year ended December 31, 2022, respectively, and net cash outflows from operations of $15.3 million and $17.7 million for the year ended December 30, 2023, and for the fiscal year ended December 31, 2022, respectively. The Company’s net cash outflows from operations were partially a result of funding its ongoing investments in research and development, which management believes will continue, production inefficiencies resulting from intermittent supply chain disruptions and litigation costs. Management has implemented certain plans to reduce cash outflows including operational improvements and the curtailment of certain development programs, both of which are expected to preserve cash. The litigation is discussed in Note 12. In addition, in the first quarter of 2024, the Company sold 3.1 million shares of common stock for net proceeds of $7.3 million. The Company believes that its existing cash, cash equivalents, along with the net proceeds received in the first quarter of 2024 will be adequate to satisfy its current operating plans for at least the next twelve months from the issuance of these financial statements. The Company has in the past sold equity securities through at-the-market equity offerings and in the traditional fashion of significant equity offerings. Nonetheless, management monitors the capital markets on an ongoing basis and may consider raising capital if favorable market conditions develop. If the Company’s actual results are less than projected or the Company needs to raise capital for additional liquidity, the Company may be required to do additional equity financings, reduce expenses, or enter into a strategic transaction. However, management can make no assurance that the Company will be able to raise additional capital, reduce expenses sufficiently, or enter into a strategic transaction on terms acceptable to the Company, or at all.

Revenue Recognition

Substantially all of the Company’s product and license and other revenues are derived from the sales of components and subassemblies and the license of intellectual property for use in defense and industrial applications. The Company also has development contracts for the design, manufacture and or modification of products for the U.S. Government or prime contractors for the U.S. Government and for customers that expect to sell into the defense markets. The Company may offer technologies developed under these defense research and development contracts in products sold to industrial, medical and consumer markets. The Company’s contracts with the U.S. Government are typically subject to the Federal Acquisition Regulations (“FAR”) and are priced based on estimated or actual costs of producing goods. The FAR provides guidance on the types of costs that are allowable in establishing prices for goods provided under U.S. Government contracts. The pricing for non-U.S. Government contracts is based on the specific negotiations with each customer.

The Company’s fixed-price contracts with the U.S. Government or other customers may result in revenue recognized in excess of amounts currently billed. The Company discloses the excess of revenues over amounts actually billed as Contract assets and unbilled receivables on the consolidated balance sheets. Amounts billed and due from the Company’s customers are classified as Accounts receivable on the consolidated balance sheets. In some instances, the U.S. Government retains a small portion of the contract price until completion of the contract. The portion of the payments retained until the final contract settlement is not considered a significant financing component because the intent is to protect the customer. For contracts with the U.S. Government and some commercial customers, the Company typically receives interim payments either as work progresses or by achieving certain milestones or based on a schedule in the contract. The Company recognizes a liability for these advance payments in excess of revenue recognized and present it as Contract liabilities and billings in excess of revenue earned on the consolidated balance sheets. The advanced payment typically is not considered a significant financing component because it is used to meet working capital demands that can be higher in the early stages of a contract and to protect the Company from the other party failing to adequately complete some or all of its obligations under the contract. For industrial and consumer purchase orders, the Company typically receives payments within 30 to 60 days of shipment of the product, although for some purchase orders, the Company may require an advanced payment prior to shipment of the product.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

To determine the proper revenue recognition method for contracts with the same customer, the Company evaluates whether two or more contracts should be combined and accounted for as one single contract and whether the combined or single contract should be accounted for as more than one performance obligation. For most of the Company’s development contracts and contracts with the U.S. Government, the customer contracts with the Company to provide a significant service of integrating a set of components into a single unit. Hence, the entire contract is accounted for as one performance obligation. Less frequently, however, the Company may promise to provide distinct goods or services within a contract in which case the Company separates the contract into more than one performance obligation. If a contract is separated into more than one performance obligation, the Company allocates the total transaction price to each performance obligation in an amount based on the estimated relative standalone selling prices of the promised goods or services underlying each performance obligation. In cases where the Company sells standard products, the observable standalone sales are used to determine the standalone selling price.

The Company recognizes revenue from a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable.

For certain contracts with the U.S. Government, the Company recognizes revenue over time as the Company performs because of continuous transfer of control to the customer and the lack of an alternative use for the product. The continuous transfer of control to the customer is supported by liability clauses in the contract that allow the U.S. Government to unilaterally terminate the contract for convenience, pay the Company for costs incurred plus a reasonable profit and take control of any work in process. For contracts with commercial customers, while the contract may have a similar liability clause, the Company’s products historically have an alternative use and thus, revenue is recognized at a point in time.

In situations where control transfers over time, revenue is recognized based on the extent of progress towards completion of the performance obligation. The Company generally uses the cost-to-cost approach to measure the extent of progress towards completion of the performance obligation for its contracts because the Company believes it best depicts the transfer of assets to the customer. Under the cost-to-cost measure approach, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Revenues are recorded proportionally as costs are incurred.

Accounting for design, development and production contracts requires judgment relative to assessing risks, estimating contract revenues and costs, and making assumptions for schedule and technical issues. Due to the size and nature of the work required to be performed on many of the Company’s contracts, the estimation of total revenue and cost at completion is complicated and subject to many variables. Contract costs include material, labor and subcontracting costs, as well as an allocation of indirect costs. The Company has to make assumptions regarding the number of labor hours required to complete a task, the complexity of the work to be performed, the availability and cost of materials, and performance by the Company’s subcontractors. For contract change orders, claims or similar items, the Company applies judgment in estimating the amounts and assessing the potential for realization. These amounts are only included in contract value when they can be reliably estimated and realization is considered probable. If the Company’s estimate of total contract costs or its determination of whether the customer agrees that a milestone is achieved is incorrect, the Company’s revenue could be overstated or understated and the profits or loss reported could be subject to adjustment.

For the Company’s commercial customers, revenue is recognized when obligations under the terms of a contract with the customer is satisfied and the Company transfers control of the products or services, which is generally upon delivery to the customer. Revenue is recorded as the amount of consideration the Company expects to receive in exchange for transferring goods or providing services. Provisions for product returns and allowances are reductions in the transaction price and are recorded in the same period as the related revenues. The Company analyzes historical returns, current economic trends and changes in customer demand when evaluating the adequacy of sales returns and other allowances. Certain product sales are made to distributors under agreements allowing for a limited right of return on unsold products. Sales to distributors are primarily made for sales to the distributors’ customers and not for stocking inventory. Sales, value add and other taxes the Company collects concurrent with revenue-producing activities are excluded from revenue.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The rights and benefits to the Company’s intellectual property are conveyed to certain customers through technology license agreements. These agreements may include other performance obligations including the sale of product to the customer. When the license is distinct from other obligations in the agreement, the Company treats the license and other performance obligations as separate performance obligations. Accordingly, the license is recognized at a point in time or over time based on the standalone selling price. The sale of materials is recognized at a point in time which occurs with the transfer of control of the Company’s products or services. In certain instances, the Company is entitled to sales-based royalties under license agreements. These sales-based royalties are recognized when they are earned. Revenues from sales-based royalties under license agreements are shown under License and other revenues on the Company’s consolidated statements of operations.

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

Contract Liabilities

Contract liabilities consist of advance payments and billings in excess of revenue recognized for the contract.

Performance Obligations

The Company’s revenue recognition related to performance obligations that were satisfied at a point in time and over time were as follows:

Fiscal year ended	2023	2022	2021
Point in time	34%	22%	31%
Over time	66%	78%	69%

The value of remaining performance obligations represents the transaction price of orders for which work has not been performed and excludes unexercised contract options and potential orders under ordering-type contracts (e.g., indefinite-delivery, indefinite-quantity (“IDIQ”)). As of December 30, 2023, the aggregate amount of the transaction price allocated to remaining performance obligations was $25.9 million, which the Company expects to recognize revenue over the next 12 months. The remaining performance obligations represent amounts to be earned under government contracts, which are subject to cancellation.

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

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid, short-term debt instruments with original maturities of three months or less to be cash equivalents.

Restricted cash of approximately $0.5 million is included on the consolidated balance sheet as of December 30, 2023, and represents cash deposited by the Company into a separate account and designated as collateral for a standby letter of credit in the same amount in accordance with a contractual agreement with a vendor.

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

The Company uses the specific identification method as a basis for determining cost and calculating realized gains and losses with respect to marketable debt securities. The gross gains and losses realized related to sales and maturities of marketable debt securities were not material during the fiscal years ended 2023, 2022 and 2021.

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

Inventory consists of the following at December 30, 2023 and December 31, 2022:

	2023	2022
Raw materials	$4,785,197	$4,285,757
Work-in-process	2,018,421	1,735,454
Finished goods	798,188	405,189
	$7,601,806	$6,426,400

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

Recognition and Measurement of Financial Assets and Liabilities

The Company periodically makes equity investments in private companies, accounted for as an equity investment, whose values are difficult to determine. The Company uses the measurement alternative for equity investments without readily determinable fair values which is often referred to as cost method investments. When assessing investments in private companies for impairment, the Company considers such factors as, among other things, the share price from the investee’s latest financing round, the performance of the investee in relation to its own operating targets and its business plan, the investee’s revenue and cost trends, the liquidity and cash position, including its cash burn rate and market acceptance of the investee’s products and services. Because these are private companies that the Company does not control, the Company may not be able to obtain all of the information the Company would want in order to make a complete assessment of the investment on a timely basis. Accordingly, the Company’s estimates may be revised if other information becomes available at a later date.

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

Extended Warranties

The Company recognizes revenue from an extended warranty on the straight-line method over the life of the extended warranty, which is typically 12 to 18 months beyond the standard 12-month warranty. The Company classifies the current portion of extended warranties under Contract liabilities and billings in excess of revenue earned and the noncurrent portion of extended warranties under Noncurrent contract liabilities and asset retirement obligations in its consolidated balance sheets. The Company had approximately less than $10,000 of contract liabilities related to extended warranties at December 30, 2023 and December 31, 2022.

Asset Retirement Obligations

The Company recorded asset retirement obligations (“ARO”) liabilities of $0.3 million and $0.2 million at December 30, 2023 and December 31, 2022, respectively. This represents the legal obligations associated with the retirement of the Company’s assets when the timing and/or method of settling the obligation are conditional on a future event that may or may not be within the control of the Company. Changes in ARO liabilities for fiscal years 2023 and 2022 are as follows:

	2023	2022
Beginning balance	$242,094	$267,970
Exchange rate change	12,586	(25,876)
Ending balance	$254,680	$242,094

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

The following were not included in weighted-average common shares outstanding-diluted because they are anti-dilutive:

	2023	2022	2021
Nonvested restricted common stock	1,931,767	1,965,901	2,077,592

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company further estimates the amount of OTTI resulting from a decline in the creditworthiness of the issuer (credit-related OTTI) and the amount of non-credit-related OTTI. Non-credit-related OTTI can be caused by such factors as market illiquidity. Credit-related OTTI is recognized in earnings while non-credit-related OTTI on securities not expected to be sold is recognized in other comprehensive income (loss). The Company did not record any OTTI for the fiscal years 2023, 2022 and 2021.

Stock-Based Compensation

The fair value of nonvested restricted common stock awards is generally the quoted price of the Company’s equity shares on the date of grant. The nonvested restricted common stock awards require the employee to fulfill certain obligations, including remaining employed by the Company for periods ranging from one to five years (the vesting period) and in certain cases also require meeting either performance criteria or market conditions. The performance criteria primarily consist of the achievement of established milestones. For nonvested restricted common stock awards which solely require the recipient to remain employed with the Company, the stock compensation expense is amortized over the anticipated service period. For nonvested restricted common stock awards which require the achievement of performance criteria, the Company reviews the probability of achieving the performance goals on a periodic basis. If the Company determines that it is probable that the performance criteria will be achieved, the amount of compensation cost derived for the performance goal is amortized over the service period. If the performance criteria are not met, no compensation cost is recognized, and any previously recognized compensation cost is reversed. The Company recognizes compensation costs on a straight-line basis over the requisite service period for time vested awards.

Comprehensive Loss

Comprehensive loss is the total of net (loss) income and all other non-owner changes in equity including such items as unrealized holding (losses) gains on marketable equity and debt securities classified as available-for-sale and foreign currency translation adjustments.

The components of accumulated other comprehensive income are as follows:

	Foreign Currency Translation Adjustment	Unrealized holding loss on marketable securities	Reclassifications of loss in net loss on marketable securities	Accumulated Other Comprehensive Income
Balance as of December 26, 2020	$1,162,506	$385,447	$(63,519)	$1,484,434
Changes during year	(51,736)	(17,113)	(1,234)	(70,083)
Balance as of December 25, 2021	1,110,770	368,334	(64,753)	1,414,351
Changes during year	(36,478)	(201,283)	(522)	(238,283)
Balance as of December 31, 2022	1,074,292	167,051	(65,275)	1,176,068
Changes during year	42,027	14,644	(445)	56,226
Balance as of December 30, 2023	$1,116,319	$181,695	$(65,720)	$1,232,294

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Examples of such triggering events applicable to the Company’s assets include, but are not limited to, a significant decrease in the market price of a long-lived asset or asset group, a current-period operating or cash flow loss combined with a history of operating or cash flow losses, a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset or asset group, or adverse industry or economic trends. If any indicator of impairment exists, the Company would then assess the recoverability of the affected long-lived assets by determining whether the carrying value of the asset group can be recovered through undiscounted future operating cash flows. If impairment is indicated, the Company would estimate the asset group’s fair value using future discounted cash flows associated with the use of the asset group and adjust the carrying value of the asset group accordingly. Given the Company’s history of negative operating losses and negative operating cash flows, the Company performed a quantitative test of its long-lived assets. Upon completion of its quantitative assessment as of December 30, 2023, the Company has concluded there was no impairment.

Leases

The Company accounts for leases under Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842). The Company used the package of practical expedients permitted under the transition guidance within the new standard, which, among other things, allows it to carry forward the historical lease classification. The Company did not elect the practical expedient to use hindsight in determining the lease term and in assessing impairment of right-of-use assets.

The Company determines if an arrangement is a lease or contains an embedded lease at inception. For lease arrangements with both lease and non-lease components (e.g., common-area maintenance costs), the Company accounts for the non-lease components separately.

All of the Company’s leases are operating leases. Operating lease right-of-use assets and operating lease liabilities are recognized based on the present value of future lease payments over the lease term at the commencement date. The operating lease right-of-use assets also include any initial direct costs and any lease payments made at or before the commencement date and is reduced for any unrestricted incentives received at or before the commencement date.

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

Some of the Company’s leases include options to extend or terminate the lease. The Company includes these options in the recognition of the Company’s ROU assets and lease liabilities when it is reasonably certain that the Company will exercise the option. In most cases, the Company has concluded that renewal and early termination options are not reasonably certain of being exercised by the Company (and thus not included in its Right of Use (“ROU”) asset and lease liability) unless there is an economic, financial or business reason to do so. None of the Company’s leases include variable lease-related payments, such as escalation clauses based on the consumer price index (“CPI”) rates or residual guarantees.

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

2. Property, Plant and Equipment

Property, plant and equipment consisted of the following at December 30, 2023 and December 31, 2022:

	Useful Life	2023	2022
Equipment	3-5 years	$14,025,078	$13,965,126
Leasehold improvements	Life of the lease	3,631,518	3,600,557
Furniture and fixtures	3 years	165,636	174,622
Equipment under construction		957,915	550,219
		18,780,147	18,290,524
Accumulated depreciation and amortization		(16,616,730)	(16,458,883)
Property, plant and equipment, net		$2,163,417	$1,831,641

Depreciation expense for fiscal year 2023 was approximately $0.6 million and $0.7 million for fiscal years 2022 and 2021.

3. Leases

The Company enters into operating leases primarily for manufacturing, engineering, research, administration and sales facilities, and information technology (“IT”) equipment. At December 30, 2023 and December 31, 2022, the Company did not have any finance leases. Almost all of the Company’s future lease commitments, and related lease liability, relate to the Company’s facility leases. Some of the Company’s leases include options to extend or terminate the lease. In the fourth quarter of 2022, the Company impaired its Operating lease right-of-use assets related to the Technology License Agreement and an Asset Purchase Agreement with Lightning Silicon Technology, Inc. discussed in Note 5 Financial Instruments.

	2023	2022
Operating lease cost	$865,377	$985,967

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

At December 30, 2023, the Company’s future lease payments under non-cancellable leases were as follows:

2024	$795,884
2025	639,373
2026	604,000
2027	604,000
2028	201,333
Thereafter	—
Total future lease payments	2,844,590
Less imputed interest	(360,105)
Total	$2,484,485

Supplemental cash flow information related to leases was as follows:

	2023	2022
Cash paid for amounts included in the measurement of operating lease liabilities	$983,289	$993,633

Other information related to leases was as follows:

	2023	2022
Weighted Average Discount Rate—Operating Leases	6.21%	5.94%
Weighted Average Remaining Lease Term—Operating Leases (in years)	4.04	4.69

4. Contract Assets and Liabilities

Net contract assets (liabilities) consisted of the following:

	December 30, 2023	December 31, 2022	$ Change	% Change
Contract assets and unbilled receivables	$3,409,809	$4,068,364	$(658,555)	(16)%
Contract liabilities and billings in excess of revenue earned	(916,826)	(930,500)	13,674	(1)%
Noncurrent contract liabilities	(23,198)	(6,190)	(17,008)	275%
Net contract assets	$2,469,785	$3,131,674	$(661,889)	(21)%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The $0.7 million decrease in the Company’s net contract assets from December 31, 2022 to December 30, 2023 was primarily due to a reduction in contract assets from the collection of amounts owed.

The Company recognized revenue of approximately $0.9 million, $3.7 million, and $1.5 million related to its contract liabilities during the years ended December 30, 2023, December 31, 2022, and December 25, 2021, respectively.

The Company did not recognize impairment losses on its contract assets during the years ended December 30, 2023, December 31, 2022, and December 25, 2021.

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

The following table details the fair value measurements of the Company’s financial assets:

		Fair Value Measurement at December 30, 2023 Using:
	Total	Level 1	Level 2	Level 3
Cash equivalents	$5,079,605	$5,079,605	$—	$—
U.S. Government and agency backed securities	4,474,375	—	4,474,375	—
Certificates of deposit	7,717,625	7,717,625	—	—
Equity Investments	4,688,522	174,178	—	4,514,344
	$21,960,127	$12,971,408	$4,474,375	$4,514,344

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

		Fair Value Measurement at December 31, 2022 Using:
	Total	Level 1	Level 2	Level 3
Cash equivalents	$5,933,386	$5,933,386	$—	$—
U.S. Government and agency backed securities	2,397,730	—	2,397,730	—
Corporate debt	1,500,445	—	1,500,445	—
Certificates of deposit	490,603	490,603	—	—
Equity Investments	7,721,206	213,016	—	7,508,190
	$18,043,370	$6,637,005	$3,898,175	$7,508,190

The carrying amounts of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities approximate fair value because of their short-term nature. If accrued liabilities were carried at fair value, these would be classified as Level 2 in the fair value hierarchy.

Changes in Level 3 investments are as follows:

	December 31, 2022	Unrealized losses	Purchases, issuances and settlements	December 30, 2023
Equity investments	$7,508,190	$(3,433,300)	$439,454	$4,514,344

Equity Investments

Equity investments rarely traded or not quoted will generally have less (or no) pricing observability and a higher degree of judgment utilized in measuring fair value. Initial measurement of equity investments occurs when an observable price for the equity investment is available. The Company adopted the measurement alternative for equity investments without readily determinable fair values (often referred to as cost method investments) on a prospective basis. As a result, these investments will be revalued upon occurrence of an observable price change for similar investments and for impairments. The Company has limited, if any, control over their governance, financial reporting and operations. The Company relies on the financial reporting provided by these investments in order to evaluate them for possible impairment. As a result, the Company faces certain operating, financial and other risks relating to these investments, including risks related to the financial strength of the investments.

On January 5, 2023, the Company entered into a Technology License Agreement and an Asset Purchase Agreement (the “LST Agreements”) with Lightning Silicon Technology, Inc. (“LST”). Pursuant to the LST Agreements, the Company issued a license to LST for certain technology associated with its Organic Light Emitting Technology, transferred in-process development contracts with two customers and accounts receivables that the Company had previously determined were not collectible. The technology license agreement provides for Kopin to transfer certain patents to LST if LST achieves certain milestones, however upon transfer Kopin will receive a license to the technology. To the extent LST makes improvements to the technology licensed from Kopin, Kopin will receive a license for these improvements for certain markets. Kopin is not obligated to provide any additional funding support to LST. As consideration for the transaction, the Company received 18,000,000 common shares representing a 20.0% equity stake in LST. The Company will also receive a royalty based on unit sales of products that utilize the technology licensed. Drs. John Fan, the Company’s former President and CEO and former Chairman of the Board, Boryeu Tsaur, a former Executive Vice President of the Company and Hong Choi, the Company’s former Chief Technology Officer terminated their employment with the Company and became investors in and members of the management team of LST. Dr. Fan is the Founder of LST. As a result of this transaction, in 2022 the Company wrote off the two operating lease assets associated with facilities used for the development of the Company’s organic light emitting diode (OLED) products. The Company has recorded its investment in LST at $0 as of December 30, 2023.

The Company has an equity interest in a company which it acquired through purchasing capital and contributing certain intellectual property totaling $3.9 million by December 26, 2020. In the third quarter of 2022, the Company reviewed the financial condition of its equity interest in the company and, as a result of valuing the investment through discounted cash flow and guideline public company methods, recorded an impairment charge of $2.0 million to reduce the value of its investment. For the years ended December 30, 2023, December 31, 2022 and December 25, 2021, the Company recorded approximately $0.2 million, $0.3 million and $0.1 million of unrealized losses on this equity investment, respectively, due to a fluctuation in the foreign exchange rate. As of December 30, 2023, the Company owned an approximate 10% interest in this investment and the carrying value of this equity investment was $1.5 million at December 30, 2023 and $1.6 million at December 31, 2022.

The Company has an investment in RealWear Inc. (RealWear) which had been reduced to $0 due to an impairment analysis. In the first quarter of 2022, RealWear raised additional equity capital and based on an observable price change of the customer’s share prices and terms of the equity sale, the Company remeasured the fair market value of its investment and recorded a gain of $4.7 million. In the second quarter of 2022, the Company made an additional equity investment of $0.5 million. In the second quarter of 2023, the Company received shares valued at approximately $0.4 million as payment of royalties. In the second quarter of 2023, the Company reviewed the financial condition and an observable price point in an equity transaction, and as a result, the Company recorded an impairment charge of $3.1 million to reduce the value of the investment to $2.5 million. As of December 30, 2023, the Company owned an approximate 3.3% interest in this investment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

On September 30, 2019 the Company entered into an Asset Purchase Agreement (the “Solos Purchase Agreement”) pursuant to which the Company sold and licensed certain assets of the Company’s SolosTM (“Solos”) product line and WhisperTM Audio (“Whisper”) technology. As consideration for the transaction the Company received a 20.0% equity stake in Solos Incorporation (“Solos Inc.”). The Company’s 20.0% equity stake will be maintained until Solos Inc. has raised a total of $7.5 million in equity financing. The Company will also receive a royalty in the single digits on the net sales amount of Solos products for a three-year period, after the commencement of commercial production. The Company has performed the analysis and identified Solos Technology as a variable interest entity that should not be consolidated by Kopin, as Kopin is not the primary beneficiary of the entity. Kopin is not obligated to provide any additional funding support to Solos Inc., and its potential loss exposure is the value of the investment recorded on its books. Based on the price paid for equity by the other 80.0% owners of Solos Inc., volatility based on a peer group and assumptions about the risk-free interest rate, the Company estimated the fair value of its equity holdings at $0.6 million and in 2019 recorded a $0.6 million gain on its investment for this equity transaction as the basis of assets transferred was zero. In the second quarter of 2023, the Company reviewed the financial condition and other factors of the customer and, as a result, the Company recorded an impairment charge of $0.2 million to reduce its investment in the customer to $0.2 million. The investment balance is $0.2 million as of December 30, 2023.

Marketable Debt Securities

The Company’s corporate debt consists of floating rate notes with a maturity that is over multiple years but has interest rates that are reset every three months based on the then-current three-month London Interbank Offering Rate (“three-month Libor”). The Company validates the fair market values of the financial instruments above by using discounted cash flow models, obtaining independent pricing of the securities or through the use of a model that incorporates the three-month Libor, the credit default swap rate of the issuer and the bid and ask price spread of the same or similar investments which are traded on several markets. The restricted cash balance at December 30, 2023 is invested in a certificate of deposit and is classified as a Corporate debt available-for-sale marketable debt security. Investments in available-for-sale marketable debt securities are as follows at December 30, 2023 and December 31, 2022:

	Amortized Cost		Unrealized Losses		Fair Value
	2023	2022	2023	2022	2023	2022
U.S. Government and agency backed securities	$4,500,030	$2,500,006	$(25,655)	$(102,276)	$4,474,375	$2,397,730
Corporate debt	7,750,174	2,000,012	(32,549)	(8,964)	7,717,625	1,991,048
Total	$12,250,204	$4,500,018	$(58,204)	$(111,240)	$12,192,000	$4,388,778

The contractual maturity of the Company’s marketable debt securities is as follows at December 30, 2023:

	Less than One year	One to Five years	Total
U.S. Government and agency backed securities	$2,989,195	$1,485,180	$4,474,375
Corporate debt	4,240,445	3,477,180	7,717,625
Total	$7,229,640	$4,962,360	$12,192,000

6. Stockholders’ Equity and Stock-Based Compensation

Registered Sale of Equity Securities

In the first quarter of fiscal year 2021, the Company sold 2.4 million shares of common stock for gross proceeds of $16 million (average of $6.66 per share), before deducting broker expenses paid by the Company of $0.5 million pursuant to the Company’s At-The-Market Equity Offering Sales Agreement dated as of February 8, 2019 (the “Previous ATM Agreement”) with Stifel, Nicolaus & Company, Incorporated, (“Stifel”) as agent. In the second quarter of 2021, the Company sold 0.1 million shares of common stock for gross proceeds of $0.8 million (average of $6.74 per share), before deducting broker expenses paid by the Company of $0.1 million under the Previous ATM Agreement. The Previous ATM Agreement has since terminated pursuant to its terms as a result of the sale of all the shares subject to such agreement. On March 5, 2021, the Company entered into a new At-The-Market Equity Offering Sales Agreement (the “Current ATM Agreement”) with Stifel under which the Company may sell up to $50 million of the Company’s common stock. In the third quarter of 2021, the Company sold 0.6 million shares of common stock for gross proceeds of $4.8 million (average of $8.06 per share), before deducting broker expenses paid by the Company of $0.1 million under the Current ATM Agreement.

In the second quarter of 2022, the Company sold 1.5 million shares of common stock and 0.2 million shares of treasury stock for gross proceeds of $2.1 million (average of $1.26 per share) before deducting broker expenses paid by the Company of less than $0.1 million and in the third quarter of 2022, the Company sold 675,000 shares of common stock for gross proceeds of approximately $0.9 million (average of $1.27 per share) before deducting broker expenses paid by the Company of less than $0.1 million, pursuant to the Current ATM Agreement. The net proceeds from the sale of common shares were used for general corporate purposes, including working capital.

On January 27, 2023, the Company sold 17 million shares of registered common stock and issued pre-funded warrants to purchase up to 6,000,000 shares of common stock at a public offering price of $0.99 per pre-funded warrant, for gross proceeds of $22.9 million before deducting underwriting discounts and offering expenses paid by the Company of $1.5 million. The offering price of the pre-funded warrant equals the public offering price per share of the common stock less the $0.01 per share exercise price of each pre-funded warrant. At December 30, 2023, the Company had available $41.4 million for sale of common stock under the Current ATM Agreement.

Sale of Treasury Stock

During the year ended December 31, 2022, the Company sold 126,389 shares of its common stock for approximately $0.2 million through the sale of shares under its At The Market Offering Agreement, dated March 5, 2021. Commissions paid were less than $10,000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Restricted Stock Awards

In 2020, the Company adopted the 2020 Equity Incentive Plan (“2020 Equity Plan”) which authorized the issuance of shares of common stock to employees, certain consultants and advisors who perform services for the Company, and non-employee members of the Board. The 2020 Equity Plan is a successor to the Company’s 2010 Equity Incentive Plan (“2010 Equity Plan”). The number of shares authorized under the 2020 Equity Plan was 4,000,000 shares of common stock, which has since been amended to authorize the issuance of 11,000,000 shares of common stock. In addition, shares of common stock underlying any outstanding award granted under the 2010 Equity Plan that expires, or is terminated, surrendered or forfeited for any reason without issuance of such shares shall be available for the award of new Grants under this Plan. As of December 30, 2023, the Company has approximately 5.8 million shares of common stock authorized and available for issuance under the Company’s 2020 Equity Plan.

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

	Shares	Weighted Average Grant Fair Value
Balance at December 25, 2021	2,077,592	$2.90
Granted	1,013,600	1.33
Forfeited	(444,350)	2.45
Vested	(680,941)	2.82
Balance at December 31, 2022	1,965,901	2.22
Granted	3,423,531	1.58
Forfeited	(1,089,773)	2.52
Vested	(2,367,892)	1.62
Balance at December 30, 2023	1,931,767	$1.65

On December 31, 2020 (fiscal year 2021), the Company amended the employment agreement with its former CEO, and as part of the amendment issued five tranches of 188,000 shares of restricted stock grants. The Company used a Monte Carlo model to determine the estimated fair value of the awards. Total compensation expense resulting from the awards is approximately $2.1 million. The Company’s stock price met the required levels in the first quarter of fiscal year 2021 and the total stock compensation expense was recognized in the first quarter of fiscal year 2021. The following table describes inputs used to calculate fair value of the restricted stock grants:

Expected volatility	94.2%
Interest rate	0.2%
Expected life (years)	0.7
Dividend yield	—%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Stock-Based Compensation

The following table summarizes stock-based compensation expense within each of the categories below as it relates to non-vested restricted common stock awards for the fiscal years 2023, 2022 and 2021 (no tax benefits were recognized):

	2023	2022	2021
Cost of product revenues	$1,210,453	$94,634	$211,362
Research and development	861,324	435,842	576,193
Selling, general and administrative	1,803,496	737,229	3,629,867
Total	$3,875,273	$1,267,705	$4,417,422

Unrecognized compensation expense for non-vested restricted common stock as of December 30, 2023 totaled $3.2 million and is expected to be recognized over a weighted average period of approximately four years.

7. Concentrations of Risk

Ongoing credit evaluations of customers’ financial condition are performed and collateral, such as letters of credit, are generally not required. Customer’s accounts receivable balance as a percentage of total accounts receivable was as follows:

	Percent of Gross Accounts Receivable
Customer	December 30, 2023	December 31, 2022
Collins Aerospace	28%	28%
DRS Network & Imaging Systems, LLC	27%	37%

Sales to significant non-affiliated customers for fiscal years 2023, 2022 and 2021, as a percentage of total revenues, is as follows:

	Sales as a Percent of Total Revenue
	Fiscal Year
	2023	2022	2021
Customer
Product Sales for Defense Customers in Total	56%	52%	40%
DRS Network & Imaging Systems, LLC	33%	40%	31%
Collins Aerospace	27%	28%	30%
Funded Research and Development Contracts	33%	30%	32%

Note: The caption “Defense Customers in Total” excludes research and development contracts.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8. Income Taxes

The provision for income taxes from continuing operations consists of the following for the fiscal years indicated:

	Fiscal Year
	2023	2022	2021
Current
State	$—	$—	$1,000
Foreign	156,000	144,000	128,000
Total current provision	156,000	144,000	129,000
Deferred
Federal	(3,457,000)	1,073,000	(3,367,000)
State	(1,063,000)	(1,561,000)	(928,000)
Foreign	(281,000)	74,000	318,000
Change in valuation allowance	4,801,000	414,000	3,977,000
Total deferred provision	—	—	—
Total provision for income taxes	$156,000	$144,000	$129,000

The following table sets forth the changes in the Company’s balance of unrecognized tax benefits for the year ended:

Total
Unrecognized tax benefits at December 25, 2021	$394,000
Gross increases—prior year tax positions	—
Unrecognized tax benefits at December 31, 2022	394,000
Gross increases—current year tax positions	—
Unrecognized tax benefits at December 30, 2023	$394,000

U.S. GAAP requires applying a ‘more likely than not’ threshold to the recognition and derecognition of uncertain tax positions either taken or expected to be taken by the Company’s income tax returns. The total amount of the Company’s gross tax liability for tax positions that may not be sustained under a ‘more likely than not’ threshold amounts to $0.4 million as of December 30, 2023 and December 31, 2022. The Company’s policy regarding the classification of interest and penalties is to include these amounts as a component of income tax expense. The total amount of accrued interest and penalties related to the Company’s unrecognized tax benefits was $1.0 million as of December 30, 2023 and December 31, 2022.

Net operating losses were not utilized in 2023, 2022 and 2021 to offset federal and state taxes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The actual income tax provisions reported from operations are different from those which would have been computed by applying the federal statutory tax rate to loss before income tax provision. A reconciliation of income tax provision from continuing operations as computed at the U.S. federal statutory income tax rate to the provision for income tax benefit is as follows:

	Fiscal Year
	2023	2022	2021
Tax provision at federal statutory rates	$(4,113,000)	$(4,029,000)	$(2,787,000)
Foreign deferred tax rate differential	13,000	(8,000)	(55,000)
Equity compensation awards	450,000	44,000	(560,000)
Permanent items	(79,000)	5,218,000	481,000
Increase in net state operating loss carryforwards	(780,000)	(987,000)	(911,000)
Utilization of net operating losses for U.K. research and development refund	—	(24,000)	(134,000)
Provision to tax return adjustments and tax rate change	(270,000)	(36,000)	(69,000)
Tax credits	14,000	(441,000)	(261,000)
Equity compensation	—	(188,000)	326,000
Uncertain tax position for transfer pricing	156,000	143,000	128,000
Other, net	(36,000)	38,000	(6,000)
Change in valuation allowance	4,801,000	414,000	3,977,000
Total provision	$156,000	$144,000	$129,000

Pretax foreign (loss) income from continuing operations was approximately $(0.6) million for the fiscal year ended 2023, $0.4 million for fiscal year ended 2022, and $2.7 million for fiscal year ended 2021. Deferred income taxes are provided to recognize the effect of temporary differences between tax and financial reporting. Deferred income tax assets and liabilities consist of the following:

	Fiscal Year
	2023	2022
Deferred tax liability:
Foreign withholding liability	$(471,000)	$(483,000)
Deferred tax assets:
Federal net operating loss carryforwards	49,213,000	46,618,000
State net operating loss carryforwards	7,881,000	7,381,000
Foreign net operating loss carryforwards	1,183,000	942,000
Equity awards	37,000	34,000
Tax credits	9,849,000	9,854,000
R&D expense amortization	2,316,000	1,900,000
Property, plant and equipment	598,000	624,000
Unrealized losses on investments	2,292,000	1,406,000
Inventory reserves	1,212,000	1,119,000
Other	1,587,000	1,492,000
Net deferred tax assets	75,697,000	70,887,000
Valuation allowance	(76,168,000)	(71,370,000)
	$(471,000)	$(483,000)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The valuation allowance was approximately $76.2 million and $71.4 million at December 30, 2023 and December 31, 2022, respectively, primarily driven by U.S. net operating loss carryforwards (“NOLs”) and tax credits that the Company does not believe will ultimately be realized.

As of December 30, 2023, the Company has available for tax purposes NOLs of $122.7 million expiring in 2023 through 2038 and $111.7 million that have an unlimited carryover period. The Company has recognized a full valuation allowance on its net deferred tax assets as the Company has concluded that such assets are not more likely than not to be realized.

The 2017 Tax Act imposes a mandatory transition tax on accumulated foreign earnings and eliminates U.S. taxes on foreign subsidiary distributions. As a result, earnings in foreign jurisdictions are available for distribution to the U.S. without incremental U.S. income taxes.

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

International jurisdictions have statutes of limitations generally ranging from three to twenty years after filing of the respective return. Years still open to examination by tax authorities in major jurisdictions include Korea (2011 onward), Japan (2011 onward), Hong Kong (2013 onward) and the United Kingdom (2016 onward). The Company is not currently under examination in these jurisdictions.

9. Accrued Warranty

The Company warrants its products against defect for 12 months, however, for certain products a customer may purchase an extended warranty. A provision for estimated future costs and estimated returns for credit relating to such warranty is recorded in the period when product is shipped and revenue is recognized and is updated as additional information becomes available. The Company’s estimate of future costs to satisfy warranty obligations is based primarily on historical warranty expense experienced and a provision for potential future product failures. In 2022, the Company increased its warranty reserves due to quality issues. Changes in the accrued warranty for fiscal years ended 2023, 2022 and 2021 are as follows:

	Fiscal Year Ended
	December 30, 2023	December 31, 2022	December 25, 2021
Beginning balance	$1,966,000	$517,000	$508,000
Additions	802,000	2,329,000	791,000
Claim and reversals	(608,000)	(880,000)	(782,000)
Ending Balance	$2,160,000	$1,966,000	$517,000

10. Employee Benefit Plan

The Company has an employee benefit plan pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended. In 2023, the plan allowed employees to defer an amount of their annual compensation up to a current maximum of $22,500 if they are under the age of 50 and $30,000 if they are over the age of 50. The Company matches 50% of all deferred compensation on the first 6% of each employee’s deferred compensation. The amount charged to operations in connection with this plan was approximately $0.3 million in fiscal year 2023 and $0.4 million in fiscal years 2022 and 2021.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11. Commitments

The Company is subject to the possibility of loss contingencies arising in the ordinary course of business. Management considers the likelihood of loss related to an asset, or the incurrence of a liability, as well as its ability to reasonably estimate the amount of the loss, in determining loss contingencies. An estimated loss contingency is accrued when it is probable that an asset has been impaired, or a liability has been incurred and the amount of loss can be reasonably estimated. The Company regularly evaluates current information available to determine whether such accruals should be adjusted and whether new accruals are required.

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

BlueRadios, Inc. v. Kopin Corporation, Civil Action No. 16-02052-JLK (D. Col.):

On August 12, 2016, BlueRadios, Inc. (“BlueRadios”) filed a complaint in the U.S. District Court for the District of Colorado (“the Court”), alleging that the Company breached a contract between it and BlueRadios concerning an alleged joint venture between the Company and BlueRadios to design, develop and commercialize micro-display products with embedded wireless technology referred to as “Golden-i” breached the covenant of good faith and fair dealing associated with that contract, breached its fiduciary duty to BlueRadios, and misappropriated trade secrets owned by BlueRadios in violation of Colorado law (C.R.S. § 7-74-104(4)) and the Defend Trade Secrets Act (18 U.S.C. § 1836(b)(1)). BlueRadios further alleges that the Company was unjustly enriched by its alleged misconduct, BlueRadios is entitled to an accounting to determine the amount of profits obtained by the Company as a result of its alleged misconduct, and the inventorship on at least ten patents or patent applications owned by the Company need to be corrected to list BlueRadios’ employees as inventors and thereby list BlueRadios as co-assignees of the patents. BlueRadios seeks monetary, declaratory, and injunctive relief, including for alleged non-payment of engineering retainer fees.

On October 11, 2016, the Company filed its Answer and Affirmative Defenses. The parties completed expert depositions on November 15, 2019. On December 2, 2019, the Company filed a Motion for Partial Summary Judgment requesting the Court dismiss counts 2-7 in their entirety and counts 1 and 8 in part. BlueRadios also filed a Motion for Partial Summary Judgment alleging it is the co-owner of U.S. Patent No. 8,909,296. Responses to the Motions for Partial Summary Judgment were filed on January 15, 2020, and replies were filed on February 19, 2020. On September 25, 2020, the Court denied BlueRadios’ Motion for Partial Summary Judgment. On August 3, 2022, the Court granted the Company’s Motion for Partial Summary Judgment by dismissing counts 3, 6, 7, punitive damages under count 2, and count 8 as it relates to patent applications, and denying the motion as it relates to counts 1, 4, and 5, and the remainder of counts 2 and 8. Additional factual and expert discovery ordered by the Court has been completed. A trial date has been set by the Court for March 20, 2024. The Company has not concluded a loss from this matter is probable; therefore, the Company has not recorded an accrual for litigation or claims related to this matter as of December 30, 2023. The Company will continue to evaluate information as it becomes known and will record an estimate for losses at the time or times when it is both probable that a loss has been incurred and the amount of the loss is reasonably estimable.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13. Segments and Disaggregation of Revenue

Total long-lived assets by country at December 30, 2023 and December 31, 2022 were:

Total Long-lived Assets (in thousands)	2023	2022
U.S.	$4,424	$4,604
United Kingdom	244	396
Total	$4,668	$5,000

The Company disaggregates its revenue from contracts with customers by geographic location and by display application, as the Company believes it best depicts how the nature, amount, timing and uncertainty of its revenue and cash flows are affected by economic factors.

Total revenue by geographical area for the fiscal years ended December 30, 2023, December 31, 2022 and December 25, 2021:

	2023		2022		2021
(In thousands, except percentages)	Revenue	% of Total	Revenue	% of Total	Revenue	% of Total
U.S.	$35,092	87%	$38,604	82%	$32,461	71%
Other Americas	5	—%	4	—%	—	—%
Total Americas	35,097	87%	38,608	82%	32,461	71%
Asia-Pacific	3,766	9%	7,791	16%	11,852	26%
Europe	1,531	4%	1,002	2%	1,353	3%
Total Revenues	$40,394	100%	$47,401	100%	$45,666	100%

Total revenue by display application for the fiscal years ended December 30, 2023, December 31, 2022 and December 25, 2021 was as follows:

(In thousands)	2023	2022	2021
Defense	$22,615	$24,780	$18,180
Industrial	2,736	6,136	9,710
Consumer	573	1,497	1,871
R&D	13,455	14,357	14,669
License and royalties	1,002	624	1,115
Other	13	7	121
Total Revenues	$40,394	$47,401	$45,666

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

14. Related Party Transactions

The Company may from time to time enter into agreements with shareholders, affiliates and other companies engaged in certain aspects of the display, electronics, optical and software industries as part of the Company’s business strategy. In addition, the wearable computing product market is relatively new and there may be other technologies the Company needs to purchase from affiliates in order to enhance its product offering.

The Company and RealWear, Inc. (“RealWear”) have entered into agreements where the Company has agreed to supply display modules to RealWear, and license certain intellectual property to RealWear. In conjunction with these agreements the Company received an equity interest in RealWear, one-time $1.5 million license fees and will receive royalties of future product sales. In May 2019, the Company signed an additional agreement to license certain intellectual property to Realwear for a $3.5 million license fee and additional sales-based royalties. Of the $3.5 million license fee, $2.5 million was paid upon signing of the license agreement and the other $1.0 million was paid in quarterly installments of $0.25 million. See Note 5 for a description of the Company’s investments in RealWear. As of December 30, 2023, the Company owned approximately 3.3% of RealWear.

On September 30, 2019, the Company entered into an Asset Purchase Agreement (the “Solos Purchase Agreement”) with Solos Technology Limited (“Solos Technology”). Pursuant to the Solos Purchase Agreement, the Company sold and licensed to Solos Technology certain assets of its SolosTM (“Solos”) product line and WhisperTM Audio (“Whisper”) technology. As consideration for the transaction the Company received 1,172,000 common shares representing a 20.0% equity stake in Solos Technology’s parent company, Solos Incorporation (“Solos Inc.”). In addition, the Company has agreed to reimburse Solos Technology for sales support provided. Solos Technology has agreed to reimburse the Company for the employee’s time spent on Solos development. As of December 30, 2023, and December 31, 2022, the Company had less than $10,000 of receivables outstanding from Solos Technology and had payables of less than $10,000 to Solos Technology.

The Company has warrants to purchase shares of Preferred Stock of HMDmd. The fair value of the investment was determined to be $0.3 million as of December 30, 2023.

As of December 30, 2023, the Company’s former Chairman and founder of Lightning Silicon Technology, Inc., Dr. John C.C. Fan, has an individual ownership interest of 11.1% (17.7% fully diluted) of Solos Inc. Two of Dr. Fan’s family members and a family trust have also invested in Solos Inc., and collectively hold a 37.5% (57.4% fully diluted) ownership interest in Solos Inc.

During fiscal years 2023, 2022 and 2021, the Company had the following transactions with related parties:

	2023		2022		2021
	Revenue	Purchases	Revenue	Purchases	Revenue	Purchases
RealWear, Inc.	$1,000,466	$—	$1,191,988	$—	$3,762,638	$—
HMDmd, Inc.	852,175	—	473,294	—	656,805	—
Lightning Silicon Technology, Inc.	35,013	546,378	—	—	—	—
	$1,887,654	$546,378	$1,665,282	$—	$4,419,443	$—

At December 30, 2023 and December 31, 2022, the Company had the following receivables and payables with related parties:

	December 30, 2023		December 31, 2022
	Receivables	Payables	Receivables	Payables
RealWear, Inc.	$94,902	$—	$171,518	$—
Solos Technology	—	—	2,248	—
HMDmd, Inc.	15,000	—	151,340	—
Lightning Silicon Technology, Inc.	35,013	97,600	—	—
	$144,915	$97,600	$325,106	$—

15. Subsequent Events

The Company has evaluated subsequent events or transactions that have occurred after the consolidated balance sheet date of December 30, 2023 through the date of this filing of the consolidated financial statements with the SEC on this Annual Report on Form 10-K and determined that, except as disclosed, there have been no material subsequent events that have occurred since December 30, 2023 through the date of this filing that would require recognition or disclosure in our consolidated financial statements.

16. Valuation and Qualifying Accounts

The following table sets forth activity in Kopin’s allowance for credit losses:

Fiscal year ended:	Balance at Beginning of Year	Additions Charged to Income	Deductions from Reserve	Balance at End of Year
December 25 2021	$175,000	$55,000	$(80,000)	$150,000
December 31, 2022	150,000	322,000	(169,000)	303,000
December 30, 2023	$303,000	$789,000	$(67,000)	$1,025,000

INDEX TO EXHIBITS

Exhibits
3.1	Amended and Restated Certificate of Incorporation filed as an exhibit to Registration Statement on Form S-1, File No. 33-57450, and incorporated herein by reference.
3.2	Amendment to Certificate of Incorporation filed as an exhibit to Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2000 and incorporated herein by reference.
3.3	Amendment to Certificate of Incorporation filed as an exhibit to Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2000 and incorporated herein by reference.
3.4	Sixth Amended and Restated By-laws filed as an exhibit to Current Report on Form 8-K filed on April 12, 2019 and incorporated herein by reference.
4.1	Specimen Certificate of Common Stock filed as an exhibit to Registration Statement on Form S-1, File No. 33-45853, and incorporated herein by reference.
4.2	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 filed as an exhibit to Annual Report on Form 10-K for the fiscal year ended December 25, 2021 and incorporated herein by reference.
10.1	Form of Employee Agreement with Respect to Inventions and Proprietary Information filed as an exhibit to Registration Statement on Form S-1, File No. 33-45853, and incorporated herein by reference.
10.8*	Form of Key Employee Stock Purchase Agreement filed as an exhibit to Registration Statement on Form S-1, File No. 33-45853, and incorporated herein by reference. *
10.9	License Agreement by and between the Company and Massachusetts Institute of Technology dated April 22, 1985, as amended, filed as an exhibit to Registration Statement on Form S-1, File No. 33-45853, and incorporated herein by reference.
10.10	Facility Lease, by and between the Company and Massachusetts Technology Park Corporation, dated October 15, 1993 filed as an exhibit to Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference.
10.11*	Kopin Corporation Form of Stock Option Agreement under 2001 and 2010 Equity Incentive Plans filed as an exhibit to Annual Report on Form 10-K for the fiscal year ended December 25, 2004 and incorporated herein by reference. *
10.12*	Kopin Corporation 2001 and 2010 Equity Incentive Plan Form of Restricted Stock Purchase Agreement filed as an exhibit to Annual Report on Form 10-K for the fiscal year ended December 25, 2004 and incorporated herein by reference. *
10.13*	Kopin Corporation Fiscal Year 2012 Incentive Bonus Plan filed as an exhibit to Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and incorporated herein by reference. *
10.14	Kopin Corporation 2010 Equity Incentive Plan filed with the Company’s Definitive Proxy Statement on Schedule 14 filed as of April 5, 2013 and incorporated by reference herein.
10.15*	Offer Letter, dated January 17, 2019, by and between Kopin Corporation and Paul Baker filed as an exhibit to the Current Report on Form 8-K filed on January 22, 2019 and incorporated by reference herein.
10.16†	Asset Purchase Agreement, dated September 30, 2019, by and between Kopin Corporation, Kopin Display Corporation and Solos Technology Limited.

10.17*	Kopin Corporation 2020 Equity Incentive Plan filed as an exhibit to Current Form on 8-K on May 20, 2020 and incorporated by reference herein.
10.18*	Tenth Amended and Restated Employment Agreement between the Company and Dr. John C.C. Fan, dated as of December 31, 2020, filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended December 25, 2021 and incorporated herein by reference
10.19*	Letter Agreement between Kopin Corporation and Michael Murray, dated July 14, 2022, filed as an exhibit to the Quarterly Report on Form 10-Q for the quarterly period ended September 24, 2022 and incorporated by reference herein.*
10.20*	Amendment to Employment Agreement between Kopin Corporation and John C. C. Fan, dated September 5, 2022, filed as an exhibit to the Quarterly Report on Form 10-Q for the quarterly period ended September 24, 2022 and incorporated by reference herein.*
21.1#	Subsidiaries of Kopin Corporation
23.1#	Consent of Independent Registered Public Accounting Firm - RSM US LLP
31.1#	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2#	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2#	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1#	Kopin Corporation Compensation Clawback Policy
101.0	The following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2023, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Stockholder’s Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text.
104	The cover page from the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2023, formatted in Inline XBRL and contained in Exhibit 101.

#	Filed herewith
*	Management contract or compensatory plan required to be filed as an Exhibit to this Form 10-K.
†	Portions of this exhibit and the schedules thereto, marked by brackets, have been omitted pursuant to Item 601(b)(10) of Regulation S-K.

Item 16.	Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 14, 2024

KOPIN CORPORATION

By:	/s/ MICHAEL MURRAY
Michael Murray
President, Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES BREWINGTON	Chairman of the Board
James Brewington		March 14, 2024

/s/ MICHAEL MURRAY	Chief Executive Officer, President and Director (Principal Executive Officer)
Michael Murray		March 14, 2024

/s/ JOHN C.C. FAN	Director
John C.C. Fan		March 14, 2024

/s/ JILL AVERY	Director
Jill Avery		March 14, 2024

/s/ CHI CHIA HSIEH	Director
Chi Chia Hsieh		March 14, 2024

/s/ SCOTT L. ANCHIN	Director
Scott L. Anchin		March 14, 2024

/s/ DAVID NIEUWSMA	Director
David Nieuwsma		March 14, 2024

/s/ RICHARD A. SNEIDER	Treasurer and Chief Financial Officer
Richard A. Sneider	(Principal Financial and Accounting Officer)	March 14, 2024

