Form 10-Q
period 2024-03-30
KOPIN CORP
filed 2024-05-14
CIK 771266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number 0-19882

KOPIN CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	04-2833935
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

125 North Drive, Westborough, MA	01581-3335
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (508) 870-5959

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01	KOPN	Nasdaq Capital Market

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 3, 2024
Common Stock, par value $0.01	118,428,000

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

Kopin Corporation

Part 1. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

KOPIN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 30, 2024	December 30, 2023
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$14,118,762	$5,710,685
Restricted cash	750,000	500,000
Marketable debt securities, at fair value	6,941,080	11,692,000
Accounts receivable, net of allowance of $987,000 in 2024 and $1,025,000 in 2023	6,801,658	9,706,036
Contract assets and unbilled receivables	5,687,165	3,409,809
Inventory	6,120,355	7,601,806
Prepaid taxes	86,578	85,572
Prepaid expenses and other current assets	1,483,049	1,124,635
Total current assets	41,988,647	39,830,543
Property, plant and equipment, net	2,212,691	2,163,417
Operating lease right-of-use assets	2,328,152	2,504,909
Other assets	124,925	124,925
Equity investments	4,611,510	4,688,522
Total assets	$51,265,925	$49,312,316

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,993,894	$7,076,759
Accrued payroll and expenses	1,826,176	1,701,506
Accrued warranty	2,160,000	2,160,000
Contract liabilities and billings in excess of revenues earned	886,432	916,826
Operating lease liabilities	628,019	651,503
Accrued post-retirement benefits	602,500	790,000
Other accrued liabilities	1,440,364	1,702,681
Customer deposits	701,777	408,156
Deferred tax liabilities	470,884	470,884
Accrued litigation damages	24,800,000	—
Total current liabilities	42,510,046	15,878,315
Noncurrent contract liabilities and asset retirement obligations	361,779	278,112
Operating lease liabilities, net of current portion	1,680,063	1,832,982
Accrued post-retirement benefits, net of current portion	279,996	319,996
Other long-term obligations, net of current portion	1,494,016	1,494,016
Total liabilities	46,325,900	19,803,421
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $.01 per share: authorized, 3,000 shares; none issued	—	—
Common stock, par value $.01 per share: authorized, 150,000,000 shares; issued 118,498,635 shares in 2024 and 114,253,818 shares in 2023; outstanding 115,351,480 in 2024 and 112,251,416 in 2023, respectively	1,154,220	1,123,220
Additional paid-in capital	393,358,051	385,411,542
Treasury stock (70,635 shares in 2024 and 2023, at cost)	(103,127)	(103,127)
Accumulated other comprehensive income	1,234,130	1,232,294
Accumulated deficit	(390,703,249)	(358,155,034)
Total stockholders’ equity	4,940,025	29,508,895
Total liabilities and stockholders’ equity	$51,265,925	$49,312,316

See notes to unaudited condensed consolidated financial statements

KOPIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended
	March 30, 2024	April 1, 2023
Revenues:
Net product revenues	$9,025,366	$7,654,716
Research and development revenues	899,965	2,896,451
Other revenues	107,310	207,024
Total revenues	10,032,641	10,758,191
Expenses:
Cost of product revenues	8,541,574	6,624,101
Research and development	2,100,753	2,312,217
Selling, general and administration	7,231,865	4,648,130
Litigation damages	24,800,000	—
Total expenses	42,674,192	13,584,448
Loss from operations	(32,641,551)	(2,826,257)
Other income:
Interest income	172,840	101,765
Other (expense) income, net	(43)	37,030
Foreign currency transaction (losses) gains	(79,461)	97,907
Total other income	93,336	236,702
Loss before provision for income taxes	(32,548,215)	(2,589,555)
Tax provision	—	(39,000)
Net loss	$(32,548,215)	$(2,628,555)
Net loss per share
Basic and diluted	$(0.27)	$(0.03)
Weighted average number of common shares outstanding
Basic and diluted	120,114,985	105,036,382

See notes to unaudited condensed consolidated financial statements

KOPIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF comprehensive loss

(Unaudited)

	Three months ended	Three months ended
	March 30, 2024	April 1, 2023
Net loss	$(32,548,215)	$(2,628,555)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(2,204)	9,994
Unrealized holding gain (loss) on marketable securities	4,040	(3,767)
Other comprehensive income, net of tax	1,836	6,227
Comprehensive loss	$(32,546,379)	$(2,622,328)

See notes to unaudited condensed consolidated financial statements

KOPIN CORPORATION

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Common Stock		Additional Paid-in	Treasury	Accumulated Other Comprehensive	Accumulated	Total Kopin Corporation Stockholders’
	Shares	Amount	Capital	Stock	Income	Deficit	Equity
Balance, December 30, 2023	112,322,051	$1,123,220	$385,411,542	$(103,127)	$1,232,294	$(358,155,034)	$29,508,895
Vesting of restricted stock	20,064	200	(200)	-	-	-	-
Stock-based compensation expense	-	-	734,928	-	-	-	734,928
Other comprehensive income	-	-	-	-	1,836	-	1,836
Issuance of common stock, net of costs	3,080,000	30,800	7,211,781	-	-	-	7,242,581
Net loss	-	-	-	-	-	(32,548,215)	(32,548,215)
Balance, March 30, 2024	115,422,115	$1,154,220	$393,358,051	$(103,127)	$1,234,130	$(390,703,249)	$4,940,025

	Common Stock		Additional Paid-in	Treasury	Accumulated Other Comprehensive	Accumulated	Total Kopin Corporation Stockholders’	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Stock	Income	Deficit	Equity	Interest	Equity
Balance, December 31, 2022	92,954,159	$929,540	$360,567,631	$(103,127)	$1,176,068	$(338,406,815)	$24,163,297	$(172,682)	$23,990,615
Vesting of restricted stock	17,500	175	(175)	-	-	-	-	-	-
Stock-based compensation expense	-	-	194,190	-	-	-	194,190	-	194,190
Other comprehensive income	-	-	-	-	6,227	-	6,227	-	6,227
Issuance of common stock and pre-funded warrants, net of costs	17,000,000	170,000	21,165,000	-	-	-	21,335,000	-	21,335,000
Acquisition of noncontrolling interest	-	-	(172,682)	-	-	-	(172,682)	172,682	-
Net loss	-	-	-	-	-	(2,628,555)	(2,628,555)	-	(2,628,555)
Balance, April 1, 2023	109,971,659	$1,099,715	$381,753,964	$(103,127)	$1,182,295	$(341,035,370)	$42,897,477	$-	$42,897,477

KOPIN CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended	Three months ended
	March 30, 2024	April 1, 2023
Cash flows from operating activities:
Net loss	$(32,548,215)	$(2,628,555)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	195,399	224,574
Stock-based compensation	734,928	194,190
Income taxes	—	39,105
Foreign currency losses (gains)	66,132	(118,697)
Provision for credit losses	—	495,000
Noncash provision for excess inventory	771,580	292,405
Changes in other non-cash items	184	200,000
Changes in assets and liabilities:
Accounts receivable	3,082,659	(420,919)
Contract assets and unbilled receivables	(2,177,260)	934,759
Inventory	694,949	(665,589)
Prepaid expenses, other current assets and other assets	(366,540)	(525,705)
Accounts payable and accrued expenses	1,682,980	(1,983,304)
Contract liabilities and billings in excess of revenue earned	(43,746)	(211,815)
Accrued litigation damages	24,800,000	—
Net cash used in operating activities	(3,106,950)	(4,174,551)
Cash flows from investing activities:
Capital expenditures	(245,429)	(216,618)
Purchases of marketable debt securities	(230,012)	(17,624,779)
Proceeds from sale of marketable debt securities	5,000,060	1,000,000
Other assets	—	1,000
Net cash from (used in) investing activities	4,524,619	(16,840,397)
Cash flows from financing activities:
Issuance of common stock, net of costs	7,242,581	—
Issuance of common stock and pre-funded warrants, net of costs	—	21,335,000
Net cash provided by financing activities	7,242,581	21,335,000
Effect of exchange rate changes on cash	(2,173)	4,216
Net increase in cash, cash equivalents and restricted cash	8,658,077	324,268
Cash, cash equivalents and restricted cash:
Beginning of period	6,210,685	8,258,878
End of period	$14,868,762	$8,583,146

See notes to unaudited condensed consolidated financial statements

KOPIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The condensed consolidated financial statements of Kopin Corporation as of March 30, 2024 and for the three month periods ended March 30, 2024 and April 1, 2023 are unaudited and include all adjustments that, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. These condensed consolidated financial statements should be read in conjunction with the Company’s financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2023. The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for any other interim period or for a full fiscal year. As used in this report, the terms “we”, “us”, “our”, “Kopin” and the “Company” mean Kopin Corporation and its subsidiaries, unless the context indicates another meaning.

The condensed consolidated financial statements for the three month periods ended March 30, 2024 and April 1, 2023 include the accounts of Kopin Corporation and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss of $19.6 million and net cash outflows from operations of $15.3 million for the fiscal year ended 2023. The Company incurred a net loss of $32.5 million for the three months ended March 30, 2024 and net cash outflows from operations of $3.1 million. This net loss of $32.5 million includes an estimated $24.8 million of possible damages related to a jury verdict which is explained below. In addition, the Company has experienced a significant decline in its cash and cash equivalents and marketable debt securities over the last several years, which was primarily a result of funding operating losses. As described in Note 14 Litigation, on April 22, 2024, a jury verdict was entered against the Company awarding approximately $5.1 million in damages as well as recommending $19.7 million in disgorgement and exemplary damages. While no final judgment has been issued by the Court, the Court will take that recommendation under advisement and will rule in its final judgment on the final amount after briefing on the issues. The Company plans to argue that the damages, disgorgement and exemplary damages should be reduced or eliminated. The Company is also considering the appeal of any award in a final judgment. The Company had $21.8 million of cash and cash equivalents, restricted cash, and marketable debt securities at March 30, 2024.

The Company has historical and current negative cash flow from operations and limited liquidity resources. The Company’s current strategy is to continue to invest in its business and raise additional capital through financing activities that may include public offerings and private placements of its common stock, preferred stock offerings, collaborations and licensing arrangements and issuances of debt and convertible debt instruments. Until such time that additional capital can be raised, the Company plans to strategically manage its uncommitted spend, execute its priorities and implement cost saving measures to reduce research and development and general and administrative expenditures which could include minimizing staff costs. The Company may also sell assets and look at other strategic alternatives. There are inherent uncertainties associated with fundraising activities and activities to manage our uncommitted spending and the successful execution of these activities may not be within the Company’s control. There are no assurances that such additional funding will be obtained and that the Company will succeed in its future operations. If the Company is unable to achieve positive cash flows and profitability in the foreseeable future, cannot successfully raise additional capital and implement its strategic plan, or the recommended disgorgement and exemplary damages are not significantly reduced or eliminated in the final order the Company’s liquidity, financial condition and business prospects will be materially and adversely affected. There is substantial doubt about the Company’s ability to continue as a going concern.

2. ACCOUNTING STANDARDS

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) Number 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). ASU 2023-09 requires more disaggregated income tax disclosures, including additional information in the rate reconciliation and additional disclosures about income taxes paid. ASU 2023-09 will become effective for the Company for the fiscal year ending December 27, 2025. Early adoption is permitted, and guidance should be applied prospectively, with an option to apply guidance retrospectively. The Company is currently evaluating the impact of the adoption of ASU 2023-09 on its condensed consolidated financial statements.

In November 2023, the FASB issued ASU Number 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). ASU 2023-07 requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker(s) that are included within each reported measure of segment profit or loss. The guidance also expands disclosure requirements for interim periods, as well as requires disclosure of other segment items, including the title and position of the entity’s chief operations decision maker(s). ASU 2023-07 will become effective for the Company for the fiscal year ending December 28, 2024, and for interim periods starting in the Company’s first quarter of 2025. Early adoption is permitted, and guidance is required to be applied retrospectively. The Company is currently evaluating the impact of the adoption of ASU 2023-07 on its condensed consolidated financial statements.

3. CASH AND CASH EQUIVALENTS, RESTRICTED CASH, AND MARKETABLE DEBT SECURITIES

The Company considers all highly liquid, short-term debt instruments with original maturities of three months or less to be cash equivalents.

Restricted cash of approximately $0.8 million is included on the consolidated balance sheet as of March 30, 2024, and represents cash deposited by the Company into a separate account and designated as collateral for a standby letter of credit in the same amount in accordance with a contractual agreement with a vendor. The restricted cash balance at March 30, 2024 and December 30, 2023 is invested in a certificate of deposit and is classified as a Corporate debt available-for-sale marketable debt security.

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

The Company uses the specific identification method as a basis for determining cost and calculating realized gains and losses with respect to marketable debt securities. The gross gains and losses realized related to sales and maturities of marketable debt securities were not material during the three months ended March 30, 2024 and April 1, 2023.

Investments in available-for-sale marketable debt securities were as follows at March 30, 2024 and December 30, 2023:

	Amortized Cost		Unrealized Losses		Fair Value
	2024	2023	2024	2023	2024	2023
U.S. Government and agency backed securities	$1,500,018	$4,500,030	$(14,343)	$(25,655)	$1,485,675	$4,474,375
Corporate debt	6,230,138	7,750,174	(24,733)	(32,549)	6,205,405	7,717,625
Total	$7,730,156	$12,250,204	$(39,076)	$(58,204)	$7,691,080	$12,192,000

The contractual maturity of the Company’s marketable debt securities was as follows at March 30, 2024:

	Less than One year	One to Five years	Total
U.S. Government and agency backed securities	$998,880	$486,795	$1,485,675
Corporate debt	5,725,347	480,058	6,205,405
Total	$6,724,227	$966,853	$7,691,080

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

The following table details the fair value measurements of the Company’s financial assets:

		Fair Value Measurement at March 30, 2024 Using:
	Total	Level 1	Level 2	Level 3
Cash equivalents	$13,375,829	$13,375,829	$—	$—
U.S. Government and agency backed securities	1,485,675	—	1,485,675	—
Certificates of deposit	6,205,405	6,205,405	—	—
Equity Investments	159,090	159,090	—	—
	$21,225,999	$19,740,324	$1,485,675	$—

		Fair Value Measurement at December 30, 2023 Using:
	Total	Level 1	Level 2	Level 3
Cash equivalents	$5,079,605	$5,079,605	$—	$—
U.S. Government and agency backed securities	4,474,375	—	4,474,375	—
Certificates of deposit	7,717,625	7,717,625	—	—
Equity Investments	4,688,522	174,178	—	4,514,344
	$21,960,127	$12,971,408	$4,474,375	$4,514,344

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

Equity Investments

The Company has an investment in RealWear Inc. (RealWear) which had been valued at $5.2 million. In the second quarter of 2023, the Company received shares valued at approximately $0.4 million as payment of royalties. In the second quarter of 2023, the Company reviewed the financial condition and an observable price point in an equity transaction, and as a result, the Company recorded an impairment charge of $3.1 million to reduce the value of the investment to $2.5 million. As of March 30, 2024, the Company owned an approximate 3.3% interest in this investment.

The equity investments categorized as Level 1 at March 30, 2024 were the Company’s equity investments in publicly traded companies that met the categorization requirements for Level 1 classification.

5. ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following:

	March 30, 2024	December 30, 2023
Accounts receivable	$7,788,658	$10,731,036
Less — allowance for credit losses	(987,000)	(1,025,000)
Total	$6,801,658	$9,706,036

Changes to the allowance for credit losses for the three months ended March 30, 2024 were as follows:

Balance, December 30, 2023	$1,025,000
Additions	—
Write-offs	$(38,000)
Balance, March 30, 2024	$987,000

6. INVENTORY

Inventories are stated at standard cost adjusted to approximate the lower of cost (first-in, first-out method) or net realizable value and consist of the following at March 30, 2024 and December 30, 2023:

	March 30, 2024	December 30, 2023
Raw materials	$3,968,980	$4,785,197
Work-in-process	1,579,838	2,018,421
Finished goods	571,537	798,188
Total	$6,120,355	$7,601,806

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

The following were not included in weighted-average common shares outstanding-diluted because they are anti-dilutive:

	Three months ended	Three months ended
	March 30, 2024	April 1, 2023
Non-vested restricted common stock	3,076,520	1,530,945

8. STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION

Registered sale of equity securities

During the three months ended March 30, 2024, the Company sold 3,080,000 shares of common stock for gross proceeds of $7,466,755 (average of $2.42 per share) before deducting broker expenses paid by the Company of approximately $0.2 million, pursuant to the Company’s then effective At-The-Market Equity Offering Sales Agreement, dated as of March 5, 2021 (the “ATM Agreement”) with Stifel, Nicolaus & Company, Incorporated (“Stifel”), as agent. The ATM Agreement terminated in the three months ended March 30, 2024.

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

The Company granted 1,164,817 and 200,294 restricted stock units to its employees, executives and the Board of Directors in the three months ended March 30, 2024 and April 1, 2023, respectively. The 1,164,817 shares will vest upon the successful achievement of certain fiscal year 2024 milestones. The fair value of the restricted stock units was based on the fair market value of the Company’s stock on the date of grant. The time-based shares are expensed over the service period and the milestone-based shares are expensed based upon the probability of achievement.

Restricted stock activity for the three month period ended March 30, 2024 was as follows:

	Shares	Weighted Average Grant Fair Value
Balance, December 30, 2023	1,931,767	$1.65
Granted	1,164,817	2.68
Forfeited	—	—
Vested	(20,064)	1.91
Balance, March 30, 2024	3,076,520	$2.04

Stock-Based Compensation

The following table summarizes stock-based compensation expense within each of the categories below as it relates to non-vested restricted common stock awards for the three months ended March 30, 2024 and April 1, 2023 (no tax benefits were recognized):

	Three Months Ended	Three Months Ended
	March 30, 2024	April 1, 2023
Cost of product revenues	$220,605	$26,218
Research and development	143,823	16,874
Selling, general and administrative	370,500	151,098
Total	$734,928	$194,190

Unrecognized compensation expense for non-vested restricted common stock as of March 30, 2024 totaled $6.3 million and is expected to be recognized over a weighted average period of approximately two years.

9. ACCRUED WARRANTY

The Company typically warrants its products against defect for 12 to 18 months, however, for certain products a customer may purchase an extended warranty. A provision for estimated future costs and estimated returns for credit relating to such warranty is recorded in the period when product is shipped and revenue is recognized and is updated as additional information becomes available. The Company’s estimate of future costs to satisfy warranty obligations is based primarily on historical warranty expense experienced and a provision for potential future product failures. Changes in the accrued warranty for the three months ended March 30, 2024 were as follows:

Balance, December 30, 2023	$2,160,000
Additions	177,600
Claims	(177,600)
Balance, March 30, 2024	$2,160,000

Extended Warranties

Deferred revenue represents the purchase of extended warranties by the Company’s customers. The Company recognizes revenue from an extended warranty on the straight-line method over the life of the extended warranty, which is typically 12 to 15 months beyond the standard 12 to 18-month warranty. The Company classifies the current portion of deferred revenue under Other accrued liabilities in its condensed consolidated balance sheets. At March 30, 2024, the Company had less than $0.1 million of deferred revenue related to extended warranties.

10. INCOME TAXES

The Company recorded a provision for income taxes of $0.0 and less than $0.1 million in the three months ended March 30, 2024 and April 1, 2023, respectively. As of March 30, 2024, the Company has available for tax purposes U.S. federal net operating loss carryforwards (“NOLs”) of approximately $122.7 million expiring 2024 through 2038 and $116.2 million that have an unlimited carryover period. The Company has recognized a full valuation allowance on its domestic and certain foreign net deferred tax assets due to the uncertainty of the realization of such assets. The Company recognizes both accrued interest and penalties related to its uncertain tax positions related to intercompany loan interest and potential transfer pricing exposure related to its foreign subsidiaries.

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

Contract liabilities consist of advance payments and billings in excess of cost incurred and deferred revenue.

Net contract assets (liabilities) consisted of the following:

	March 30, 2024	December 30, 2023	$ Change	% Change
Contract assets and unbilled receivables —current	$5,687,165	$3,409,809	$2,277,356	67%
Contract liabilities and billings in excess of revenues earned	(886,432)	(916,826)	30,394	(3)%
Contract liabilities—noncurrent	(10,080)	(23,198)	13,118	(57)%
Net contract assets	$4,790,653	$2,469,785	$2,320,868	94%

The $2.3 million increase in the Company’s net contract assets at March 30, 2024 as compared to December 30, 2023 was primarily due to an increase in amounts owed from production of defense products.

In the three months ended March 30, 2024, the Company recognized revenue of $0.3 million related to its contract liabilities at December 30, 2023. In the three months ended April 1, 2023, the Company recognized revenue of $0.5 million related to its contract liabilities at December 31, 2022.

The Company did not recognize impairment losses on its contract assets in the three months ended March 30, 2024 or April 1, 2023.

Performance Obligations

The Company’s revenue recognition related to performance obligations that were satisfied at a point in time and over time were as follows:

	Three months ended	Three months ended
	March 30, 2024	April 1, 2023
Point in time	26%	26%
Over time	74%	74%

Remaining performance obligations represent the transaction price of orders for which work has not been performed and excludes unexercised contract options and potential orders under ordering-type contracts (e.g., indefinite-delivery, indefinite-quantity (“IDIQ”)). As of March 30, 2024, the aggregate amount of the transaction price allocated to remaining performance obligations was $31.1 million which the Company expects to recognize over the next 12 months. The remaining performance obligations represent amounts to be earned under government contracts, which are subject to cancellation.

12. LEASES

The Company enters into operating leases primarily for: real estate, including for manufacturing, engineering, research, administration and sales facilities, and information technology (“IT”) equipment. At March 30, 2024 and December 30, 2023, the Company did not have any finance leases. Approximately all of its future lease commitments, and related lease liability, relate to the Company’s real estate leases. Some of the Company’s leases include options to extend or terminate the lease.

The components of lease expense were as follows:

	Three months ended	Three months ended
	March 30, 2024	April 1, 2023
Operating lease cost	$227,802	$214,563

At March 30, 2024, the Company’s future lease payments under non-cancellable leases were as follows:

2024 (excluding the three months ended March 30, 2024)	$579,834
2025	639,078
2026	604,000
2027	604,000
2028	201,333
Total future lease payments	2,628,245
Less imputed interest	(320,163)
Total	$2,308,082

The Company’s lease liabilities recognized in the Company’s condensed consolidated balance sheet at March 30, 2024 were as follows:

March 30, 2024
Operating lease liabilities–current	$628,019
Operating lease liabilities–noncurrent	1,680,063
Total lease liabilities	$2,308,082

Supplemental cash flow information related to leases was as follows:

Three months ended
March 30, 2024
Cash paid for amounts included in the measurement of operating lease liabilities	$216,272

Other information related to leases was as follows:

March 30, 2024
Weighted Average Discount Rate–Operating Leases	6.26%
Weighted Average Remaining Lease Term–Operating Leases (in years)	3.86

13. SEGMENTS AND DISAGGREGATION OF REVENUE

The Company continually monitors and reviews its segment reporting structure in accordance with authoritative guidance to determine if any changes have occurred that would affect its reportable segments. The Company reports under one segment, as its Chief Executive Officer, who is its chief operating decision maker (“CODM”), reviews results on a total company basis.

Total long-lived assets by country at March 30, 2024 and December 30, 2023 were:

Total Long-lived Assets (in thousands)	March 30, 2024	December 30, 2023
United States	$4,343	$4,424
United Kingdom	198	244
Total	$4,541	$4,668

The Company disaggregates its revenue from contracts with customers by geographic location and by display application, as it believes this best depicts how the nature, amount, timing and uncertainty of its revenue and cash flows are affected by economic factors.

During the three months ended March 30, 2024 and April 1, 2023, the Company derived its sales from the following geographies:

	March 30, 2024		April 1, 2023
(In thousands, except percentages)	Revenue	% of Total	Revenue	% of Total
United States	$9,185	91%	$8,977	84%
Other Americas	5	—	—	—
Total Americas	9,190	91	8,977	84
Asia – Pacific	671	7	1,409	13
Europe	172	2	372	3
Total Revenues	$10,033	100%	$10,758	100%

During the three months ended March 30, 2024 and April 1, 2023, the Company derived its sales from the following display applications:

(In thousands)	March 30, 2024	April 1, 2023
Defense	$8,233	$6,420
Industrial	768	925
Consumer	25	310
R&D	900	2,896
License and royalties	107	207
Total Revenues	$10,033	$10,758

14. LITIGATION

The Company may engage in legal proceedings arising in the ordinary course of business. Claims, suits, investigations and proceedings are inherently uncertain and it is not possible to predict the ultimate outcome of such matters and its business, financial condition, results of operations or cash flows could be affected in any particular period.

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

On October 11, 2016, the Company filed its Answer and Affirmative Defenses. The parties completed expert depositions on November 15, 2019. On December 2, 2019, the Company filed a Motion for Partial Summary Judgment requesting the Court dismiss counts 2-7 in their entirety and counts 1 and 8 in part. BlueRadios also filed a Motion for Partial Summary Judgment alleging it is the co-owner of U.S. Patent No. 8,909,296. Responses to the Motions for Partial Summary Judgment were filed on January 15, 2020, and replies were filed on February 19, 2020. On September 25, 2020, the Court denied BlueRadios’ Motion for Partial Summary Judgment. On August 3, 2022, the Court granted the Company’s Motion for Partial Summary Judgment by dismissing counts 3, 6, 7, punitive damages under count 2, and count 8 as it relates to patent applications, and denying the motion as it relates to counts 1, 4, and 5, and the remainder of counts 2 and 8. The Court also ordered discovery reopened for certain limited purposes. A trial date was set by the Court for January 22 – February 5, 2024 but then re-scheduled for March 20-April 16. On Monday, April 22, 2024, after a four week trial, a jury verdict was entered finding for BlueRadios and awarding approximately $5.1 million in damages as well as recommending $19.7 million in disgorgement and exemplary damages. While no final judgment has been issued by the Court, the Court will take that recommendation under advisement and will rule in its final judgment on the final amount after briefing on the issues. The Company plans to argue that the disgorgement and exemplary damages should be reduced. Briefing on those issues should conclude in June, 2024. The Company understands that the plaintiff plans to seek additional amounts, including pre-judgment interest and attorneys’ fees as well as equitable remedies. The Company is currently considering an appeal of any final judgment. The Company accrued the $5.1 million in damages as well as the $19.7 million in disgorgement and exemplary damages in the three months ended March 30, 2024 financial statements.

15. RELATED PARTY TRANSACTIONS

The Company may from time to time enter into agreements with stockholders, affiliates and other companies engaged in certain aspects of the display, electronics, optical and software industries as part of its business strategy. In addition, the wearable computing product market is relatively new and there may be other technologies the Company needs to purchase from affiliates to enhance its product offering.

On January 5, 2023, the Company entered into a Technology License Agreement and an Asset Purchase Agreement (the “LST Agreements”) with Lightning Silicon Technology, Inc. (“LST”). Pursuant to the LST Agreements, the Company issued a license to LST for certain technology associated with its Organic Light Emitting Technology, transferred in-process development contracts with two customers and accounts receivables that the Company had previously determined were not collectible. The technology license agreement provides for Kopin to transfer certain patents to LST if LST achieves certain milestones, however upon transfer Kopin will receive a license to the technology. To the extent LST makes improvements to the technology licensed from Kopin, Kopin will receive a license for these improvements for certain markets. Kopin is not obligated to provide any additional funding support to LST. As consideration for the transaction, the Company received 18,000,000 common shares representing a 20.0% equity stake in LST. The Company will also receive a royalty based on unit sales of products that utilize the technology licensed. Drs. John Fan, the Company’s former President and CEO and former Chairman of the Board, Boryeu Tsaur, a former Executive Vice President of the Company and Hong Choi, the Company’s former Chief Technology Officer terminated their employment with the Company and became investors in and members of the management team of LST. Dr. Fan is the Founder of LST. As a result of this transaction, in 2022 the Company wrote off the two operating lease assets associated with facilities used for the development of the Company’s organic light emitting diode (OLED) products. The Company has recorded its investment in LST at $0 as of March 30, 2024.

During the three-month periods ended March 30, 2024 and April 1, 2023, the Company had the following transactions with related parties:

	Three months ended		Three months ended
	March 30, 2024		April 1, 2023
	Sales	Purchases	Sales	Purchases
RealWear, Inc.	$107,310	$—	$624,216	$—
HMDmd, Inc.	100,000	—	—	—
Vuzix Corp	—	6,950	—	—
Lightning Silicon Technology, Inc.	—	82,400	—	—
	$207,310	$89,350	$624,216	$—

At March 30, 2024 and December 30, 2023, the Company had the following receivables and payables with related parties:

	March 30, 2024		December 30, 2023
	Receivables	Payables	Receivables	Payables
RealWear, Inc.	$107,310	$—	$207,024	$—
HMDmd, Inc.	—	—	370,570	—
Solos Technology	648	—	875	—
Vuzix Corp	—	6,950	—	—
Lightning Silicon Technology, Inc.	2,080	86,100	15,112	29,600
	$110,038	$93,050	$593,581	$29,600

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

The following discussion should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 30, 2023 and our unaudited condensed consolidated financial statements included in this Form 10-Q.

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

Revenues. For the three months ended March 30, 2024 and April 1, 2023, our revenues by display application, which include product sales and amounts earned from research and development contracts (“R&D”), were as follows:

	Three months ended	Three months ended
(In thousands)	March 30, 2024	April 1, 2023
Defense	$8,233	$6,420
Industrial	768	925
Consumer	25	310
R&D	900	2,896
License and royalties	107	207
Total Revenues	$10,033	$10,758

Sales of our products for Defense applications include systems used by the military both in the field and for training and simulation. The increase in Defense applications revenues in the three months ended March 30, 2024 as compared to the three months ended April 1, 2023 was primarily due to an increase in revenues from products used in thermal weapon sights partially offset by lower revenues from sales of products used in pilot helmets.

Industrial applications revenue represents customers who purchase our display products for use in 3D metrology equipment and headsets used for applications in manufacturing, distribution, and public safety. Our 3D metrology customers are primarily located in Asia and sell to Asian contract manufacturers who use the 3D metrology machines for quality control purposes. The decrease in Industrial applications revenues for the three months ended March 30, 2024 as compared to the three months ended April 1, 2023 was primarily due to a decline in sales of products for 3D metrology.

Our displays for Consumer applications are used primarily in thermal imaging products in recreational rifles and hand-held scopes. The decrease in Consumer applications revenues for the three months ended March 30, 2024 as compared to the three months ended April 1, 2023 was primarily due to a decrease in sales for hand-held thermal imagers.

R&D revenues decreased in the three months ended March 30, 2024 as compared to the three months ended April 1, 2023 primarily due to decreases in funding for U.S. defense programs. Included in R&D revenues for the three months ended April 1, 2023 is approximately $400,000 related to OLED development programs with customers.

International revenues represented 9% and 16% of total revenues for the three months ended March 30, 2024 and April 1, 2023, respectively. We categorize our revenues as either domestic or international based upon the delivery destination of our product. For example, if the customer is located in Asia or if a U.S. customer has its Asian contract manufacturer order product from us and we deliver the product to Asia, then we categorize both these sales as international. In addition, if we earn royalties on sales from a customer, the royalties are categorized as domestic or international based on how the product revenues are categorized. The decrease in international revenues was a result of a decrease in sales of our OLED products and our display products for 3D metrology applications. Our international sales are primarily denominated in U.S. currency. Consequently, a strengthening of the U.S. dollar could increase the price in local currencies of our products in foreign markets and make our products relatively more expensive than competitors’ products that are denominated in local currencies, which could lead to a reduction in sales or profitability in those foreign markets. We have not taken any protective measures against exchange rate fluctuations, such as purchasing hedging instruments with respect to such fluctuations, because of the historically stable exchange rate between the British Pound Sterling (the functional currency of our U.K. subsidiary) and the U.S. dollar. Foreign currency translation impact on our results, if material, is described in further detail under “Item 3. Quantitative and Qualitative Disclosures About Market Risk” section below.

Cost of Product Revenues. Cost of product revenues, which is comprised of materials, labor and manufacturing overhead related to the production of our products for the three months ended March 30, 2024 and April 1, 2023 were as follows:

	Three Months Ended	Three Months Ended
(In thousands, except for percentages)	March 30, 2024	April 1, 2023
Cost of product revenues	$8,542	$6,624
Cost of product revenues as a % of net product revenues	95%	87%

The increase in cost of product revenue as a percent of net product revenues for the three months ended March 30, 2024 as compared to the three months ended April 1, 2023 was due to an increase in excess and obsolete reserves.

During 2023, our manufacturing was impacted by a shortage of several semiconductor components from our normal vendors that are necessary to manufacture our products. For some components we were able to identify and use other sources for the components but for some components primarily used in defense related products, we were not able to avail ourselves of alternate components because their use would have required a requalification of our product by our customer. While the shortage of certain semiconductor components situation has improved, occasional disruptions do occur which may impact our ability to ship product.

Research and Development. R&D expenses are incurred in support of internal display development programs and programs funded by agencies or prime contractors of the U.S. Government and commercial partners. R&D costs include staffing, purchases of materials and laboratory supplies, circuit design costs, fabrication and packaging of display products, and overhead. In fiscal year 2024, we expect our R&D expenditures to be related to our display products, overlay weapon sights and OLED display technologies. Funded and internal R&D expenses are combined in research and development expenses in the condensed consolidated statement of operations. R&D expenses for the three months ended March 30, 2024 and April 1, 2023 were as follows:

	Three Months Ended	Three Months Ended
(In thousands)	March 30, 2024	April 1, 2023
Funded	$821	$1,640
Internal	1,280	672
Total research and development expense	$2,101	$2,312

Funded R&D expense for the three months ended March 30, 2024 decreased as compared to the three months ended April 1, 2023 primarily due to decreased spending on U.S. defense programs and programs previously in development are transitioning into production. Internal R&D expense increased due to an increase in process improvements.

Selling, General and Administrative. Selling, general and administrative (“S,G&A”) expenses consist of the expenses incurred by our sales and marketing personnel and related expenses, and administrative and general corporate expenses. S,G&A expenses for the three months ended March 30, 2024 and April 1, 2023 were as follows:

	Three Months Ended	Three Months Ended
(In thousands, except for percentages)	March 30, 2024	April 1, 2023
Selling, general and administration expense	$7,232	$4,648
Selling, general and administration expense as a % of revenues	72%	43%

S,G&A increased for the three months ended March 30, 2024 as compared to the three months ended April 1, 2023 primarily due to an increase in legal fees of $2.5 million, professional fees of approximately $0.2 million, marketing expenses of $0.2 million and stock based compensation of $0.2 million, partially offset by a decrease in credit loss expense of $0.5 million.

Litigation damages. Litigation damages were accrued as a result of the April 22, 2024 jury verdict that was entered against the Company awarding approximately $5.1 million in damages as well as recommending $19.7 million in disgorgement and exemplary damages.

Other Income, net. Other income, net, is primarily composed of interest income, foreign currency transactions, gains on fair value recording of investments and remeasurement gains and losses incurred by our U.K.-based subsidiary and other non-operating income items. Other income, net, for the three months ended March 30, 2024 and April 1, 2023 were as follows:

	Three Months Ended	Three Months Ended
(In thousands)	March 30, 2024	April 1, 2023
Other income, net	$93	$237

During the three months ended March 30, 2024 and April 1, 2023, we recorded foreign currency losses of less than $0.1 million.

Tax Provision. We recorded a provision for income taxes of $0.0 and less than $0.1 million in the three months ended March 30, 2024 and April 1, 2023, respectively.

Net Loss. We incurred a net loss of $32.5 million during the three months ended March 30, 2024 compared to a net of $2.6 million during the three months ended April 1, 2023. The increase in the net loss during the three months ended March 30, 2024 compared to the three months ended April 1, 2023 was primarily due to litigation damages and legal fees.

Liquidity and Capital Resources

At March 30, 2024 and December 30, 2023, we had cash and cash equivalents, restricted cash, and marketable securities of $21.8 million and $17.9 million, respectively, and working capital of $(0.5) million and $24.0 million, respectively. The change in cash and cash equivalents and marketable securities was primarily due to cash used in operations of $3.1 million partially offset by the sale of common stock of $7.2 million. Our cash and cash equivalents and liquidity could be adversely affected by any amounts that become payable in connection with any adverse results from any litigation we are, or may become, involved in.

During the three months ended March 30, 2024, the Company sold 3,080,000 shares of common stock for gross proceeds of $7,466,755 (average of $2.42 per share) before deducting broker expenses paid by us of approximately $0.2 million, pursuant to the Company’s then effective At-The-Market Equity Offering Sales Agreement, dated as of March 5, 2021 (the “ATM Agreement”) with Stifel, Nicolaus & Company, Incorporated (“Stifel”), as agent. The ATM Agreement terminated in the three months ended March 30, 2024.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses of $19.6 million and net cash outflows from operations of $15.3 million for the fiscal year ended 2023. The Company incurred a net loss of $32.5 million for the three months ended March 30, 2024 and net cash outflows from operations of $3.1 million. In addition, the Company has experienced a significant decline in its cash and cash equivalents and marketable debt securities over the last several years, which was primarily a result of funding operating losses. As described in Note 14 Litigation, on April 22, 2024, a jury verdict was entered against the Company awarding approximately $5.1 million in damages as well as recommending $19.7 million in disgorgement and exemplary damages. While no final judgment has been issued by the Court, the Court will take that recommendation under advisement and will rule in its final judgment on the final amount after briefing on the issues. The Company plans to argue that the damages, disgorgement and exemplary damages should be reduced or eliminated. The Company is also considering the appeal of any award in a final judgment. The Company had $21.8 million of cash and cash equivalents, restricted cash, and marketable debt securities at March 30, 2024.

The Company has historical and current negative cash flow from operations and limited liquidity resources. The Company’s current strategy is to continue to invest in its business and raise additional capital through financing activities that may include public offerings and private placements of our common stock, preferred stock offerings, collaborations and licensing arrangements and issuances of debt and convertible debt instruments. Until such time that additional capital can be raised, the Company plans to strategically manage its uncommitted spend, execute its priorities and implement cost saving measures to reduce research and development and general and administrative expenditures which could include minimizing staff costs. The Company may also sell assets and look at other strategic alternatives. There are inherent uncertainties associated with fundraising activities and activities to manage our uncommitted spending and the successful execution of these activities may not be within the Company’s control. There are no assurances that such additional funding will be obtained and that the Company will succeed in its future operations. If the Company is unable to achieve positive cash flows and profitability in the foreseeable future or cannot successfully raise additional capital and implement its strategic plan, its liquidity, financial condition and business prospects will be materially and adversely affected. Unless the recommended disgorgement and exemplary damages are significantly reduced or eliminated in the final order, there is substantial doubt about the Company’s ability to continue as a going concern.

Cash and cash equivalents and marketable debt securities held in U.S. dollars at March 30, 2024 and December 30, 2023 were as follows:

	March 30, 2024	December 30, 2023
Domestic locations	$21,723,710	$17,725,979
International locations	341	95,547
Subtotal cash and cash equivalents marketable debt securities held in U.S. dollars	21,724,051	17,821,526
Cash and cash equivalents held in other currencies and converted to U.S. dollars	85,791	81,159
Total cash and cash equivalents and marketable debt securities	$21,809,842	$17,902,685

We have no plans to repatriate the cash and cash equivalents held in our foreign subsidiary Forth Dimension Displays, Ltd. (“FDD”), and, as such, we have not recorded any deferred tax liability with respect to such cash.

We expect to expend between $1.0 million and $2.0 million on capital expenditures in 2024.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 30, 2024, the Company conducted an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 30, 2024, as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The term “disclosure controls and procedures” means controls and other procedures that are designed to ensure that information required to be disclosed by the Company in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the requisite time periods and that such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act are accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of March 30, 2024, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On October 11, 2016, the Company filed its Answer and Affirmative Defenses. The parties completed expert depositions on November 15, 2019. On December 2, 2019, the Company filed a Motion for Partial Summary Judgment requesting the Court dismiss counts 2-7 in their entirety and counts 1 and 8 in part. BlueRadios also filed a Motion for Partial Summary Judgment alleging it is the co-owner of U.S. Patent No. 8,909,296. Responses to the Motions for Partial Summary Judgment were filed on January 15, 2020, and replies were filed on February 19, 2020. On September 25, 2020, the Court denied BlueRadios’ Motion for Partial Summary Judgment. On August 3, 2022, the Court granted the Company’s Motion for Partial Summary Judgment by dismissing counts 3, 6, 7, punitive damages under count 2, and count 8 as it relates to patent applications, and denying the motion as it relates to counts 1, 4, and 5, and the remainder of counts 2 and 8. The Court also ordered discovery reopened for certain limited purposes. A trial date was set by the Court for January 22 – February 5, 2024 but then re-scheduled for March 20-April 16. On Monday, April 22, 2024, after a four week trial, a jury verdict was entered finding for BlueRadios and awarding approximately $5.1 million in damages as well as recommending $19.7 million in disgorgement and exemplary damages. While no final judgment has been issued by the Court, the Court will take that recommendation under advisement and will rule in its final judgment on the final amount after briefing on the issues. The Company plans to argue that the disgorgement and exemplary damages should be reduced. Briefing on those issues should conclude in June, 2024. The Company understands that the plaintiff plans to seek additional amounts, including pre-judgment interest and attorneys’ fees as well as equitable remedies. The Company is currently considering an appeal of any final judgment.

Item 1A. Risk Factors

Our business and financial results are subject to numerous risks and uncertainties. As a result, the risks and uncertainties discussed in Part I, Item 1A. Risk Factors in our 2023 Annual Report on Form 10-K should be carefully considered. There have been no material changes in the assessment of our risk factors from those set forth in our Annual Report on Form 10-K for the fiscal year ended December 30, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell any securities during the three months ended March 30, 2024 that were not registered under the Securities Act.

Item 6. Exhibits

Exhibit No.	Description
4.1	Form of Pre-Funded Warrant (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 26, 2023)
10.1	Employment Agreement between the Company and Michael Murray dated as of April 5, 2024.
31.1	Certification of Michael Murray, Chief Executive Officer, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) *
31.2	Certification of Richard A. Sneider, Chief Financial Officer, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) *
32.1	Certification of Michael Murray, Chief Executive Officer, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) **
32.2	Certification of Richard A. Sneider, Chief Financial Officer, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) **

101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Submitted electronically herewith
**	Furnished and not filed herewith

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at March 30, 2024 (Unaudited) and December 30, 2023, (ii) Condensed Consolidated Statements of Operations (Unaudited) for the three months ended March 30, 2024 and April 1, 2023, (iii) Condensed Consolidated Statement of Comprehensive Loss (Unaudited) for the three months ended March 30, 2024 and April 1, 2023, (iv) Condensed Consolidated Statements of Stockholders’ Equity (Unaudited) for the three months ended March 30, 2024 and April 1, 2023, (v) Condensed Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 30, 2024 and April 1, 2023, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KOPIN CORPORATION (Registrant)

Date: May 14, 2024	By:	/S/ MICHAEL MURRAY
Michael Murray
President, Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2024	By:	/S/ RICHARD A. SNEIDER
Richard A. Sneider
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)

