Form 10-Q
period 2024-06-29
KOPIN CORP
filed 2024-08-08
CIK 771266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number 0-19882

KOPIN CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	04-2833935
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

125 North Drive, Westborough, MA	01581-3335
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (508) 870-5959

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01	KOPN	Nasdaq Capital Market

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 7, 2024
Common Stock, par value $0.01	120,968,103

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

Kopin Corporation

Part 1. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

KOPIN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 29, 2024	December 30, 2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,042,847	$5,710,685
Restricted cash	1,050,000	500,000
Marketable debt securities, at fair value	7,587,014	11,692,000
Accounts receivable, net of allowance of $988,000 in 2024 and $1,025,000 in 2023	7,406,272	9,706,036
Contract assets and unbilled receivables	6,523,002	3,409,809
Inventory	5,649,665	7,601,806
Prepaid taxes	88,433	85,572
Prepaid expenses and other current assets	1,972,872	1,124,635
Total current assets	40,320,105	39,830,543
Property, plant and equipment, net	2,143,235	2,163,417
Operating lease right-of-use assets	2,477,774	2,504,909
Other assets	124,925	124,925
Equity investments	3,982,385	4,688,522
Total assets	$49,048,424	$49,312,316

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,713,542	$4,947,338
Accrued payroll and expenses	1,945,532	1,701,506
Accrued warranty	2,674,000	2,160,000
Contract liabilities and billings in excess of revenues earned	198,291	916,826
Operating lease liabilities	672,038	651,503
Accrued post-retirement benefits	415,000	790,000
Other accrued liabilities	1,460,402	1,702,681
Customer deposits	331,766	408,156
Deferred tax liabilities	470,884	470,884
Accrued legal expenses	6,666,717	2,129,421
Accrued litigation damages	24,800,000	—
Total current liabilities	45,348,172	15,878,315
Noncurrent contract liabilities and asset retirement obligations	356,560	278,112
Operating lease liabilities, net of current portion	1,786,021	1,832,982
Accrued post-retirement benefits, net of current portion	279,996	319,996
Other long-term obligations, net of current portion	1,494,016	1,494,016
Total liabilities	49,264,765	19,803,421
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, par value $.01 per share: authorized, 3,000 shares; none issued	—	—
Common stock, par value $.01 per share: authorized, 200,000,000 shares in 2024 and 150,000,000 in 2023; issued 121,137,538 shares in 2024 and 114,253,818 shares in 2023; outstanding 115,577,875 in 2024 and 112,251,416 in 2023, respectively	1,156,484	1,123,220
Additional paid-in capital	394,032,205	385,411,542
Treasury stock (70,635 shares in 2024 and 2023, at cost)	(103,127)	(103,127)
Accumulated other comprehensive income	1,323,344	1,232,294
Accumulated deficit	(396,625,247)	(358,155,034)
Total stockholders’ equity	(216,341)	29,508,895
Total liabilities and stockholders’ equity	$49,048,424	$49,312,316

See notes to unaudited condensed consolidated financial statements

KOPIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended	Six months ended	Six months ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Revenues:
Net product revenues	$11,054,030	$6,011,393	$20,079,396	$13,666,109
Research and development revenues	1,170,329	3,884,225	2,070,294	6,780,676
Other revenues	112,064	564,238	219,374	771,262
Total revenues	12,336,423	10,459,856	22,369,064	21,218,047
Expenses:
Cost of product revenues	8,685,328	5,697,063	17,226,902	12,321,164
Research and development	1,839,663	3,132,259	3,940,416	5,444,476
Selling, general and administration	7,267,868	6,466,120	14,499,733	11,114,250
Litigation damages	—	—	24,800,000	—
Total expenses	17,792,859	15,295,442	60,467,051	28,879,890
Loss from operations	(5,456,436)	(4,835,586)	(38,097,987)	(7,661,843)
Other (expense) income
Interest income	226,677	222,700	399,517	324,465
Other income	18,867	35,765	18,824	72,795
Loss on impairment of investments	(734,286)	(3,327,347)	(734,286)	(3,327,347)
Foreign currency transaction gains (losses)	23,180	(236,911)	(56,281)	(139,004)
Total other expense, net	(465,562)	(3,305,793)	(372,226)	(3,069,091)
Loss before provision for income taxes	(5,921,998)	(8,141,379)	(38,470,213)	(10,730,934)
Tax provision	—	(39,000)	—	(78,000)
Net loss	$(5,921,998)	$(8,180,379)	$(38,470,213)	$(10,808,934)
Net loss per share
Basic and diluted	$(0.05)	$(0.07)	$(0.32)	$(0.10)
Weighted average number of common shares outstanding
Basic and diluted	121,400,739	109,911,244	120,757,868	107,473,813

See notes to unaudited condensed consolidated financial statements

KOPIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF comprehensive loss

(Unaudited)

	Three months ended	Three months ended	Six months ended	Six months ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net loss	$(5,921,998)	$(8,180,379)	$(38,470,213)	$(10,808,934)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	2,444	32,190	240	42,184
Unrealized holding gain (loss) on marketable securities	86,770	(14,440)	90,810	(18,207)
Other comprehensive income, net of tax	89,214	17,750	91,050	23,977
Comprehensive loss	$(5,832,784)	$(8,162,629)	$(38,379,163)	$(10,784,957)

See notes to unaudited condensed consolidated financial statements

KOPIN CORPORATION

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Common Stock		Additional Paid-in	Treasury	Accumulated Other Comprehensive	Accumulated	Total Kopin Corporation Stockholders’
	Shares	Amount	Capital	Stock	Income	Deficit	Equity
Balance, December 30, 2023	112,322,051	$1,123,220	$385,411,542	$(103,127)	$1,232,294	$(358,155,034)	$29,508,895
Vesting of restricted stock	20,064	200	(200)	-	-	-	-
Stock-based compensation expense	-	-	734,928	-	-	-	734,928
Other comprehensive income	-	-	-	-	1,836	-	1,836
Issuance of common stock, net of costs	3,080,000	30,800	7,211,781	-	-	-	7,242,581
Net loss	-	-	-	-	-	(32,548,215)	(32,548,215)
Balance, March 30, 2024	115,422,115	$1,154,220	$393,358,051	$(103,127)	$1,234,130	$(390,703,249)	$4,940,025
Vesting of restricted stock	226,395	2,264	(2,264)	-	-	-	-
Stock-based compensation expense	-	-	676,418	-	-	-	676,418
Other comprehensive income	-	-	-	-	89,214	-	89,214
Net loss	-	-	-	-	-	(5,921,998)	(5,921,998)
Balance, June 29, 2024	115,648,510	$1,156,484	$394,032,205	$(103,127)	$1,323,344	$(396,625,247)	$(216,341)

	Common Stock		Additional Paid-in	Treasury	Accumulated Other Comprehensive	Accumulated	Total Kopin Corporation Stockholders’	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Stock	Income	Deficit	Equity	Interest	Equity
Balance, December 31, 2022	92,954,159	$929,540	$360,567,631	$(103,127)	$1,176,068	$(338,406,815)	$24,163,297	$(172,682)	$23,990,615
Vesting of restricted stock	17,500	175	(175)	-	-	-	-	-	-
Stock-based compensation expense	-	-	194,190	-	-	-	194,190	-	194,190
Other comprehensive income	-	-	-	-	6,227	-	6,227	-	6,227
Issuance of common stock and pre-funded warrants, net of costs	17,000,000	170,000	21,165,000	-	-	-	21,335,000	-	21,335,000
Acquisition of noncontrolling interest	-	-	(172,682)	-	-	-	(172,682)	172,682	-
Net loss	-	-	-	-	-	(2,628,555)	(2,628,555)	-	(2,628,555)
Balance, April 1, 2023	109,971,659	$1,099,715	$381,753,964	$(103,127)	$1,182,295	$(341,035,370)	$42,897,477	$-	$42,897,477
Vesting of restricted stock	404,966	4,050	(4,050)	-	-	-	-	-	-
Stock-based compensation expense	-	-	1,191,257	-	-	-	1,191,257	-	1,191,257
Other comprehensive income	-	-	-	-	17,750	-	17,750	-	17,750
Net loss	-	-	-	-	-	(8,180,379)	(8,180,379)	-	(8,180,379)
Balance, July 1, 2023	110,376,625	$1,103,765	$382,941,171	$(103,127)	$1,200,045	$(349,215,749)	$35,926,105	$-	$35,926,105

KOPIN CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended	Six months ended
	June 29, 2024	July 1, 2023
Cash flows from operating activities:
Net loss	$(38,470,213)	$(10,808,934)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	332,155	387,779
Stock-based compensation	1,411,346	1,385,449
Income taxes	—	78,210
Foreign currency losses	38,633	51,950
Provision for credit losses	—	790,950
Noncash provision for excess inventory	1,023,709	292,405
Investment impairment	734,243	2,887,893
Changes in other non-cash items	513,556	198,194
Changes in assets and liabilities:
Accounts receivable	2,994,914	(1,565,340)
Contract assets and unbilled receivables	(3,353,456)	(96,923)
Inventory	912,158	(1,685,961)
Prepaid expenses, other current assets and other assets	(857,448)	(929,086)
Accounts payable and accrued expenses	4,474,548	1,396,840
Contract liabilities and billings in excess of revenue earned	(738,047)	(375,499)
Accrued litigation damages	24,800,000	—
Net cash used in operating activities	(6,183,902)	(7,992,073)
Cash flows from investing activities:
Capital expenditures	(310,600)	(350,631)
Purchases of marketable debt securities	(1,119,012)	(17,624,779)
Proceeds from sale of marketable debt securities	5,250,066	6,466,917
Other assets	—	(483)
Net cash provided by (used in) investing activities	3,820,454	(11,508,976)
Cash flows from financing activities:
Issuance of common stock, net of costs	7,242,581	—
Issuance of common stock and pre-funded warrants, net of costs	—	21,335,000
Net cash provided by financing activities	7,242,581	21,335,000
Effect of exchange rate changes on cash	3,029	13,839
Net increase in cash, cash equivalents and restricted cash	4,882,162	1,847,790
Cash, cash equivalents and restricted cash:
Beginning of period	6,210,685	8,258,878
End of period	$11,092,847	$10,106,668

See notes to unaudited condensed consolidated financial statements

KOPIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The condensed consolidated financial statements of Kopin Corporation as of June 29, 2024 and for the three and six month periods ended June 29, 2024 and July 1, 2023 are unaudited and include all adjustments that, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. These condensed consolidated financial statements should be read in conjunction with the Company’s financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2023. The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for any other interim period or for a full fiscal year. As used in this report, the terms “we”, “us”, “our”, “Kopin” and the “Company” mean Kopin Corporation and its subsidiaries, unless the context indicates another meaning.

The condensed consolidated financial statements for the three and six month periods ended June 29, 2024 and July 1, 2023 include the accounts of Kopin Corporation and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss of $19.7 million and net cash outflows from operations of $15.3 million for the fiscal year ended 2023. The Company incurred a net loss of $38.5 million for the six months ended June 29, 2024 and net cash outflows from operations of $6.2 million. This net loss of $38.5 million includes an estimated $24.8 million of possible damages related to a jury verdict which is explained below. In addition, the Company has experienced a significant decline in its cash and cash equivalents and marketable debt securities over the last several years, which was primarily a result of funding operating losses. As described in Note 14 Litigation, on April 22, 2024, a jury verdict was entered against the Company awarding approximately $5.1 million in damages as well as recommending $19.7 million in disgorgement and exemplary damages. On May 22, 2024, the Company filed its Motion for Judgment as a Matter of Law or in the alternative for a New Trial, as well as two submissions arguing that the disgorgement and exemplary damages should not be awarded. That same day, BlueRadios filed motions seeking a permanent injunction prohibiting Kopin from selling any products that incorporate BlueRadios’ trade secrets, over $10 million in pre-judgment interest, and over $10 million in attorneys’ fees and costs. While no final judgment has been issued by the Court, the Court will take that recommendation under advisement and will rule in its final judgment on the final amount after briefing on the issues. The Company is also considering the appeal of any award in a final judgment. The Company had $18.7 million of cash and cash equivalents, restricted cash, and marketable debt securities at June 29, 2024.

The Company has historical and current negative cash flow from operations and limited liquidity resources. The Company’s current strategy is to continue to invest in its business and raise additional capital through financing activities that may include public offerings and private placements of its common stock, preferred stock offerings, collaborations and licensing arrangements and issuances of debt and convertible debt instruments. Until such time that additional capital can be raised, the Company plans to strategically manage its uncommitted spend, execute its priorities and implement cost saving measures to reduce research and development and general and administrative expenditures which could include minimizing staff costs. The Company may also sell assets and look at other strategic alternatives. There are inherent uncertainties associated with fundraising activities and activities to manage our uncommitted spending and the successful execution of these activities may not be within the Company’s control. There are no assurances that such additional funding will be obtained and that the Company will succeed in its future operations. If the Company is unable to achieve positive cash flows and profitability in the foreseeable future, cannot successfully raise additional capital and implement its strategic plan, or the recommended disgorgement and exemplary damages are not significantly reduced or eliminated in the final order, the Company’s liquidity, financial condition and business prospects will be materially and adversely affected. There is substantial doubt about the Company’s ability to continue as a going concern.

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

Restricted cash of approximately $1.1 million is included on the consolidated balance sheet as of June 29, 2024, and represents cash deposited by the Company into a separate account and designated as collateral for a standby letter of credit in the same amount in accordance with a contractual agreement with a vendor. The restricted cash balance at June 29, 2024 and December 30, 2023 is invested in certificates of deposit and is classified as a Corporate debt available-for-sale marketable debt security.

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

The Company uses the specific identification method as a basis for determining cost and calculating realized gains and losses with respect to marketable debt securities. The gross gains and losses realized related to sales and maturities of marketable debt securities were not material during the three and six months ended June 29, 2024 and July 1, 2023.

Investments in available-for-sale marketable debt securities were as follows at June 29, 2024 and December 30, 2023:

	Amortized Cost		Unrealized Losses		Fair Value
	2024	2023	2024	2023	2024	2023
U.S. Government and agency backed securities	$1,500,018	$4,500,030	$(12,718)	$(25,655)	$1,487,300	$4,474,375
Corporate debt	6,619,132	7,750,174	(19,418)	(32,549)	6,599,714	7,717,625
Total	$8,119,150	$12,250,204	$(32,136)	$(58,204)	$8,087,014	$12,192,000

The contractual maturity of the Company’s marketable debt securities was as follows at June 29, 2024:

	Less than One year	One to Five years	Total
U.S. Government and agency backed securities	$999,555	$487,745	$1,487,300
Corporate debt	6,120,626	479,088	6,599,714
Total	$7,120,181	$966,833	$8,087,014

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

The following table details the fair value measurements of the Company’s financial assets:

		Fair Value Measurement at June 29, 2024 Using:
	Total	Level 1	Level 2	Level 3
Cash equivalents	$8,789,027	$8,789,027	$—	$—
U.S. Government and agency backed securities	1,487,300	—	1,487,300	—
Corporate debt	6,599,714	6,599,714	—	—
Equity Investments	2,016,782	238,920	—	1,777,862
	$18,892,823	$15,627,661	$1,487,300	$1,777,862

		Fair Value Measurement at December 30, 2023 Using:
	Total	Level 1	Level 2	Level 3
Cash equivalents	$5,079,605	$5,079,605	$—	$—
U.S. Government and agency backed securities	4,474,375	—	4,474,375	—
Corporate debt	7,717,625	7,717,625	—	—
Equity Investments	4,688,522	174,178	—	4,514,344
	$21,960,127	$12,971,408	$4,474,375	$4,514,344

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

Equity Investments

The Company has an investment in RealWear Inc. (RealWear) which had been valued at $5.2 million. In the second quarter of 2023, the Company received shares valued at approximately $0.4 million as payment of royalties. In the second quarter of 2023, the Company reviewed the financial condition and an observable price point in an equity transaction, and as a result, the Company recorded an impairment charge of $3.1 million to reduce the value of the investment to $2.5 million. In the second quarter of 2024, the Company reviewed the financial condition and an observable price point in an equity transaction, and as a result, the Company recorded an impairment charge of $0.7 million to reduce the value of the investment to $1.8 million. As of June 29, 2024, the Company owned an approximate 2.8% interest in this investment.

The equity investments categorized as Level 1 at June 29, 2024 were the Company’s equity investments in publicly traded companies that met the categorization requirements for Level 1 classification.

The equity investments that were not remeasured to fair value and therefore did not meet the Level 1, Level 2 or Level 3 classification requirements had a value of $2.0 million at June 29, 2024.

5. ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following:

	June 29, 2024	December 30, 2023
Accounts receivable	$8,394,272	$10,731,036
Less — allowance for credit losses	(988,000)	(1,025,000)
Total	$7,406,272	$9,706,036

Changes to the allowance for credit losses for the six months ended June 29, 2024 were as follows:

Balance, December 30, 2023	$1,025,000
Additions	—
Write-offs	(37,000)
Balance, June 29, 2024	$988,000

6. INVENTORY

Inventories are stated at standard cost adjusted to approximate the lower of cost (first-in, first-out method) or net realizable value and consist of the following at June 29, 2024 and December 30, 2023:

	June 29, 2024	December 30, 2023
Raw materials	$3,479,654	$4,785,197
Work-in-process	1,379,528	2,018,421
Finished goods	790,483	798,188
Total	$5,649,665	$7,601,806

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

The following were not included in weighted-average common shares outstanding-diluted because they are anti-dilutive:

	Three Months Ended	Three Months Ended	Six months ended	Six months ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Non-vested restricted common stock	5,489,028	3,989,161	5,489,028	3,989,161

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

The Company granted 4,131,820 and 3,136,844 restricted stock units to its employees, executives and the Board of Directors in the six months ended June 29, 2024 and July 1, 2023, respectively. For fiscal year 2024, 1,137,970 shares are part of an incentive program that would vest upon the successful achievement of certain fiscal year 2024 milestones. Through June 29, 2024, 99,279 shares were earned upon the achievement of milestones, 328,096 were forfeited for failure to meet milestones, and 710,595 may still be earned for achieving milestones in 2024. The fair value of the restricted stock units was based on the fair market value of the Company’s stock on the date of grant. The time-based shares are expensed over the service period and the milestone-based shares are expensed based upon the probability of achievement.

Restricted stock activity for the six month period ended June 29, 2024 was as follows:

	Shares	Weighted Average Grant Fair Value
Balance, December 30, 2023	1,931,767	$1.65
Granted	4,131,820	1.31
Forfeited	(328,100)	2.70
Vested	(246,459)	2.00
Balance, June 29, 2024	5,489,028	1.32

Stock-Based Compensation

The following table summarizes stock-based compensation expense within each of the categories below as it relates to non-vested restricted common stock awards for the three and six months ended June 29, 2024 and July 1, 2023 (no tax benefits were recognized):

	Three Months Ended	Three Months Ended	Six months ended	Six months ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Cost of product revenues	$268,318	$427,323	$488,924	$453,541
Research and development	117,086	322,294	260,909	339,168
Selling, general and administrative	291,014	441,641	661,513	592,740
Total	$676,418	$1,191,258	$1,411,346	$1,385,449

Unrecognized compensation expense for non-vested restricted common stock as of June 29, 2024 totaled $7.2 million and is expected to be recognized over a weighted average period of approximately two years.

9. ACCRUED WARRANTY

The Company typically warrants its products against defect for 12 to 18 months, however, for certain products a customer may purchase an extended warranty. A provision for estimated future costs and estimated returns for credit relating to such warranty is recorded in the period when product is shipped and revenue is recognized and is updated as additional information becomes available. The Company’s estimate of future costs to satisfy warranty obligations is based primarily on historical warranty expense experienced and a provision for potential future product failures. Changes in the accrued warranty for the six months ended June 29, 2024 were as follows:

Balance, December 30, 2023	$2,160,000
Additions	694,000
Claims	(180,000)
Balance, June 29, 2024	$2,674,000

Extended Warranties

Deferred revenue represents the purchase of extended warranties by the Company’s customers. The Company recognizes revenue from an extended warranty on the straight-line method over the life of the extended warranty, which is typically 12 to 15 months beyond the standard 12 to 18-month warranty. The Company classifies the current portion of deferred revenue under Other accrued liabilities in its condensed consolidated balance sheets. At June 29, 2024, the Company had less than $0.1 million of deferred revenue related to extended warranties.

10. INCOME TAXES

The Company recorded a provision for income taxes of $0.0 and less than $0.1 million in the three and six months ended June 29, 2024 and July 1, 2023, respectively. As of June 29, 2024, the Company has available for tax purposes U.S. federal net operating loss carryforwards (“NOLs”) of approximately $122.7 million expiring 2024 through 2038 and $107.0 million that have an unlimited carryover period. The Company has recognized a full valuation allowance on its domestic and certain foreign net deferred tax assets due to the uncertainty of the realization of such assets. The Company recognizes both accrued interest and penalties related to its uncertain tax positions related to intercompany loan interest and potential transfer pricing exposure related to its foreign subsidiaries.

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

Contract liabilities consist of advance payments and billings in excess of cost incurred and deferred revenue.

Net contract assets (liabilities) consisted of the following:

	June 29, 2024	December 30, 2023	$ Change	% Change
Contract assets and unbilled receivables —current	$6,523,002	$3,409,809	$3,113,193	91%
Contract liabilities and billings in excess of revenues earned	(198,291)	(916,826)	718,535	(78)%
Contract liabilities—noncurrent	(3,920)	(23,198)	19,278	(83)%
Net contract assets	$6,320,791	$2,469,785	$3,851,006	156%

The $3.9 million increase in the Company’s net contract assets at June 29, 2024 as compared to December 30, 2023 was primarily due to an increase in amounts owed from production of defense products.

In the three and six months ended June 29, 2024, the Company recognized revenue of $0.6 million and $0.9 million, respectively, related to its contract liabilities at December 30, 2023. In the three and six months ended July 1, 2023, the Company recognized revenue of $0.1 million and $0.6 million, respectively, related to its contract liabilities at December 31, 2022.

The Company did not recognize impairment losses on its contract assets in the three or six months ended June 29, 2024 or July 1, 2023.

Performance Obligations

The Company’s revenue recognition related to performance obligations that were satisfied at a point in time and over time were as follows:

	Three months ended	Three months ended	Six months ended	Six months ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Point in time	13%	31%	19%	28%
Over time	87%	69%	81%	72%

Remaining performance obligations represent the transaction price of orders for which work has not been performed and excludes unexercised contract options and potential orders under ordering-type contracts (e.g., indefinite-delivery, indefinite-quantity (“IDIQ”)). As of June 29, 2024, the aggregate amount of the transaction price allocated to remaining performance obligations was $31.6 million which the Company expects to recognize over the next 12 months. The remaining performance obligations represent amounts to be earned under government contracts, which are subject to cancellation.

12. LEASES

The Company enters into operating leases primarily for: real estate, including for manufacturing, engineering, research, administration and sales facilities, and information technology (“IT”) equipment. At June 29, 2024 and December 30, 2023, the Company did not have any finance leases. Approximately all of its future lease commitments, and related lease liability, relate to the Company’s real estate leases. Some of the Company’s leases include options to extend or terminate the lease.

The components of lease expense were as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Operating lease cost	$205,743	$217,863	$433,370	$432,426

At June 29, 2024, the Company’s future lease payments under non-cancellable leases were as follows:

2024 (excluding the six months ended June 29, 2024)	$426,743
2025	763,994
2026	732,610
2027	669,255
2028	201,333
Total future lease payments	2,793,935
Less imputed interest	(335,876)
Total	$2,458,059

The Company’s lease liabilities recognized in the Company’s condensed consolidated balance sheet at June 29, 2024 were as follows:

June 29, 2024
Operating lease liabilities–current	$672,038
Operating lease liabilities–noncurrent	1,786,021
Total lease liabilities	$2,458,059

Supplemental cash flow information related to leases was as follows:

	Six months ended
	June 29, 2024	July 1, 2023
Cash paid for amounts included in the measurement of operating lease liabilities	$432,612	$496,691

Other information related to leases was as follows:

	June 29, 2024	July 1, 2023
Weighted Average Discount Rate–Operating Leases	6.79%	6.00%
Weighted Average Remaining Lease Term–Operating Leases (in years)	3.6	4.28

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

Total long-lived assets by country at June 29, 2024 and December 30, 2023 were:

Total Long-lived Assets (in thousands)	June 29, 2024	December 30, 2023
United States	$4,459	$4,424
United Kingdom	162	244
Total	$4,621	$4,668

The Company disaggregates its revenue from contracts with customers by geographic location and by display application, as it believes this best depicts how the nature, amount, timing and uncertainty of its revenue and cash flows are affected by economic factors.

During the three and six months ended June 29, 2024 and July 1, 2023, the Company derived its sales from the following geographies:

	Three months ended		Three months ended		Six months ended		Six months ended
	June 29, 2024		July 1, 2023		June 29, 2024		July 1, 2023
(In thousands, except percentages)	Revenue	% of Total	Revenue	% of Total	Revenue	% of Total	Revenue	% of Total
United States	$11,556	93%	$8,931	86%	$20,740	92%	$17,909	85%
Other Americas	—	—	5	—	5	—	5	—
Total Americas	11,556	93	8,936	86	20,745	92	17,914	85
Asia - Pacific	578	5	1,184	11	1,249	6	2,593	12
Europe	202	2	340	3	375	2	711	3
Total Revenues	$12,336	100%	$10,460	100%	$22,369	100%	$21,218	100%

During the three and six months ended June 29, 2024 and July 1, 2023, the Company derived its sales from the following display applications:

	Three months ended	Three months ended	Six months ended	Six months ended
(In thousands)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Defense	$10,439	$5,067	$18,672	$11,487
Industrial	615	884	1,383	1,808
Consumer	—	59	25	370
R&D	1,170	3,884	2,070	6,780
License and royalties	112	566	219	773
Total Revenues	$12,336	$10,460	$22,369	$21,218

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

On October 11, 2016, the Company filed its Answer and Affirmative Defenses. The parties completed expert depositions on November 15, 2019. On December 2, 2019, the Company filed a Motion for Partial Summary Judgment requesting the Court dismiss counts 2-7 in their entirety and counts 1 and 8 in part. BlueRadios also filed a Motion for Partial Summary Judgment alleging it is the co-owner of U.S. Patent No. 8,909,296. Responses to the Motions for Partial Summary Judgment were filed on January 15, 2020, and replies were filed on February 19, 2020. On September 25, 2020, the Court denied BlueRadios’ Motion for Partial Summary Judgment. On August 3, 2022, the Court granted the Company’s Motion for Partial Summary Judgment by dismissing counts 3, 6, 7, punitive damages under count 2, and count 8 as it relates to patent applications, and denying the motion as it relates to counts 1, 4, and 5, and the remainder of counts 2 and 8. The Court also ordered discovery reopened for certain limited purposes. A trial date was set by the Court for January 22 – February 5, 2024 but then re-scheduled for March 20-April 16. On Monday, April 22, 2024, after a four week trial, a jury verdict was entered finding for BlueRadios and awarding approximately $5.1 million in damages as well as recommending $19.7 million in disgorgement and exemplary damages. While no final judgment has been issued by the Court, the Court will take that recommendation under advisement and will rule in its final judgment on the final amount after briefing on the issues. On May 22, 2024, the Company filed its Motion for Judgment as a Matter of Law or in the alternative for a New Trial, as well as two submissions arguing that the disgorgement and exemplary damages should not be awarded. That same day, BlueRadios filed motions seeking a permanent injunction prohibiting Kopin from selling any products that incorporate BlueRadios’ trade secrets, over $10 million in pre-judgment interest, and over $10 million in attorneys’ fees and costs. Briefing on those issues concluded on June 26, 2024. The Company is currently considering an appeal of any final judgment. The Company accrued the $5.1 million in damages as well as the $19.7 million in disgorgement and exemplary damages in the six months ended June 29, 2024 financial statements.

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

On January 5, 2023, the Company entered into a Technology License Agreement and an Asset Purchase Agreement (the “LST Agreements”) with Lightning Silicon Technology, Inc. (“LST”). Pursuant to the LST Agreements, the Company issued a license to LST for certain technology associated with its Organic Light Emitting Technology, transferred in-process development contracts with two customers and accounts receivables that the Company had previously determined were not collectible. The technology license agreement provides for Kopin to transfer certain patents to LST if LST achieves certain milestones, however upon transfer Kopin will receive a license to the technology. To the extent LST makes improvements to the technology licensed from Kopin, Kopin will receive a license for these improvements for certain markets. Kopin is not obligated to provide any additional funding support to LST. As consideration for the transaction, the Company received 18,000,000 common shares representing a 20.0% equity stake in LST. The Company will also receive a royalty based on unit sales of products that utilize the technology licensed. Drs. John Fan, the Company’s former President and CEO and former Chairman of the Board, Boryeu Tsaur, a former Executive Vice President of the Company and Hong Choi, the Company’s former Chief Technology Officer terminated their employment with the Company and became investors in and members of the management team of LST. Dr. Fan is the Founder of LST. As a result of this transaction, in 2022 the Company wrote off the two operating lease assets associated with facilities used for the development of the Company’s organic light emitting diode (OLED) products. The Company has recorded its investment in LST at $0 as of June 29, 2024.

During the three and six months ended June 29, 2024 and July 1, 2023, the Company had the following transactions with related parties:

	Three Months Ended
	June 29, 2024		July 1, 2023
	Sales	Purchases	Sales	Purchases
RealWear, Inc.	$109,830	10,550	$562,622	$—
HMDmd, Inc.	122,259	—	236,279	—
Vuzix Corp	—	4,955	—	—
Lightning Silicon Technology, Inc.	2,234	81,800	—	168,800
	$234,323	97,305	$798,901	$168,800

	Six Months Ended
	June 29, 2024		July 1, 2023
	Sales	Purchases	Sales	Purchases
RealWear, Inc.	$217,140	10,550	$769,646	$—
HMDmd, Inc.	222,259	—	502,755	—
Vuzix Corp	—	11,905	—	—
Lightning Silicon Technology, Inc.	2,234	164,200	—	208,055
	$441,633	186,655	$1,272,401	$208,055

At June 29, 2024 and December 30, 2023, the Company had the following receivables from and payables to related parties:

	June 29, 2024		December 30, 2023
	Receivables	Payables	Receivables	Payables
RealWear, Inc.	$109,830	$—	$94,902	$—
HMDmd, Inc.	120,936	—	15,000	—
Vuzix Corp	—	4,955	—	—
Lightning Silicon Technology, Inc.	1,233	59,200	35,013	97,600
	$231,999	$64,155	$144,915	$97,600

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

Revenues. For the three and six months ended June 29, 2024 and July 1, 2023, our revenues by display application, which include product sales and amounts earned from research and development contracts (“R&D”), were as follows:

	Three months ended	Three months ended	Six months ended	Six months ended
(In thousands)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Defense	$10,439	$5,067	$18,672	$11,487
Industrial	615	884	1,383	1,808
Consumer	—	59	25	370
R&D	1,170	3,884	2,070	6,780
License and royalties	112	566	219	773
Total Revenues	$12,336	$10,460	$22,369	$21,218

Sales of our products for Defense applications include systems used by the military both in the field and for training and simulation. The increase in Defense applications revenues in the three and six months ended June 29, 2024 as compared to the three and six months ended July 1, 2023 was primarily due to an increase in revenues from products used in thermal weapon sights partially offset by lower revenues from sales of products used in pilot helmets.

Industrial applications revenue represents customers who purchase our display products for use in 3D metrology equipment and headsets used for applications in manufacturing, distribution, and public safety. Our 3D metrology customers are primarily located in Asia and sell to Asian contract manufacturers who use the 3D metrology machines for quality control purposes. The decrease in Industrial applications revenues for the three and six months ended June 29, 2024 as compared to the three and six months ended July 1, 2023 was primarily due to a decline in sales of products for 3D metrology.

Our displays for Consumer applications are used primarily in thermal imaging products in recreational rifles, first person viewers, and hand-held scopes. The decrease in Consumer applications revenues for the three and six months ended June 29, 2024 as compared to the three and six months ended July 1, 2023 was primarily due to a decrease in sales for first person viewers.

R&D revenues decreased in the three months ended June 29, 2024 as compared to the three months ended July 1, 2023 primarily due to decreases in funding for U.S. defense programs. R&D revenues decreased in the six months ended June 29, 2024 as compared to the six months ended July 1, 2023 primarily due to a decrease in funding for U.S. defense programs as certain programs were completed and customers are evaluating the results and certain programs transitioned to production programs. Included in R&D revenues for the three months ended July 1, 2023 is approximately $400,000 related to OLED development programs with a consumer customer.

International revenues represented 7% and 8% of total revenues for the three and six months ended June 29, 2024, respectively, and 14% and 15% of total revenues for the three and six months ended July 1, 2023, respectively. We categorize our revenues as either domestic or international based upon the delivery destination of our product. For example, if the customer is located in Asia or if a U.S. customer has its Asian contract manufacturer order product from us and we deliver the product to Asia, then we categorize both these sales as international. In addition, if we earn royalties on sales from a customer, the royalties are categorized as domestic or international based on how the product revenues are categorized. The decrease in international revenues was a result of a decrease in sales of our OLED products and our display products for 3D metrology applications. Our international sales are primarily denominated in U.S. currency. Consequently, a strengthening of the U.S. dollar could increase the price in local currencies of our products in foreign markets and make our products relatively more expensive than competitors’ products that are denominated in local currencies, which could lead to a reduction in sales or profitability in those foreign markets. We have not taken any protective measures against exchange rate fluctuations, such as purchasing hedging instruments with respect to such fluctuations, because of the historically stable exchange rate between the British Pound Sterling (the functional currency of our U.K. subsidiary) and the U.S. dollar. Foreign currency translation impact on our results, if material, is described in further detail under “Item 3. Quantitative and Qualitative Disclosures About Market Risk” section below.

Cost of Product Revenues. Cost of product revenues, which is comprised of materials, labor and manufacturing overhead related to the production of our products for the three and six months ended June 29, 2024 and July 1, 2023 were as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
(In thousands, except for percentages)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Cost of product revenues	$8,685	$5,697	$17,227	$12,321
Cost of product revenues as a % of net product revenues	79%	95%	86%	90%

The decrease in cost of product revenue as a percent of net product revenues for the three and six months ended June 29, 2024 as compared to the three and six months ended July 1, 2023 was due to a decrease in expected program costs as a result of lower estimate of rework costs. We estimate that the lower estimated rework cost improved gross margins by approximately $1.3 million for the three and six months ended June 29, 2024.

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

Research and Development. R&D expenses are incurred in support of internal display development programs and programs funded by agencies or prime contractors of the U.S. Government and commercial partners. R&D costs include staffing, purchases of materials and laboratory supplies, circuit design costs, fabrication and packaging of display products, and overhead. In fiscal year 2024, we expect our R&D expenditures to be related to our display products, overlay weapon sights and OLED display technologies. Funded and internal R&D expenses are combined in research and development expenses in the condensed consolidated statement of operations. R&D expenses for the three and six months ended June 29, 2024 and July 1, 2023 were as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
(In thousands)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Funded	$655	$2,193	$1,475	$3,834
Internal	1,185	939	2,465	1,610
Total research and development expense	$1,840	$3,132	$3,940	$5,444

Funded R&D expense for the three and six months ended June 29, 2024 decreased as compared to the three and six months ended July 1, 2023 primarily due to decreased spending on U.S. defense programs and programs previously in development were completed. Internal R&D expense increased due to an increase in process improvements.

Selling, General and Administrative. Selling, general and administrative (“S,G&A”) expenses consist of the expenses incurred by our sales and marketing personnel and related expenses, and administrative and general corporate expenses. S,G&A expenses for the three and six months ended June 29, 2024 and July 1, 2023 were as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
(In thousands, except for percentages)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Selling, general and administration expense	$7,268	$6,466	$14,500	$11,114
Selling, general and administration expense as a % of revenues	59%	62%	65%	52%

S,G&A increased for the three months ended June 29, 2024 as compared to the three months ended July 1, 2023 primarily due to an increase in legal fees of $1.2 million, partially offset by a decrease in credit loss expense of $0.2 million. S,G&A increased for the six months ended June 29, 2024 as compared to the six months ended July 1, 2023 primarily due to an increase in legal fees of $3.8 million partially offset by a decrease in credit loss expense of $0.7 million.

Litigation Damages. Litigation damages were accrued as a result of the April 22, 2024 jury verdict that was entered against the Company awarding approximately $5.1 million in damages as well as recommending $19.7 million in disgorgement and exemplary damages.

Other Expense, net. Other expense, net, is primarily composed of interest income, foreign currency transactions, losses on fair value recording of investments and remeasurement gains and losses incurred by our U.K.-based subsidiary and other non-operating income items. Other expense, net, for the three and six months ended June 29, 2024 and July 1, 2023 were as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
(In thousands)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Other expense, net	$(466)	$(3,306)	$(372)	$(3,069)

During the three and six months ended June 29, 2024, we recorded foreign currency gains of less than $0.1 million and foreign currency losses of less than $0.1 million, respectively, as compared to foreign currency losses of $0.2 million and $0.1 million for the three and six months ended July 1, 2023, respectively. Other expense, net includes $0.7 million and $3.3 million of impairment losses on equity investments for the second quarter of 2024 and the second quarter of 2023, respectively.

Tax Provision. We recorded a provision for income taxes of $0.0 in the three and six months ended June 29, 2024. We recorded a provision for income taxes of less than $0.1 million in the three and six months ended July 1, 2023.

Net Loss. We incurred net losses of $5.9 million and $38.5 million during the three and six months ended June 29, 2024, respectively, compared to net losses of $8.2 million and $10.8 million during the three and six months ended July 1, 2023, respectively. The decrease in net loss during the three months ended June 29, 2024 compared to the three months ended July 1, 2023 was primarily due to a decrease in impairment losses on equity investments. The increase in the net loss during the six months ended June 29, 2024 compared to the six months ended July 1, 2023 was primarily due to accrued litigation damages and legal fees.

Liquidity and Capital Resources

At June 29, 2024 and December 30, 2023, we had cash and cash equivalents, restricted cash, and marketable securities of $18.7 million and $17.9 million, respectively, and working capital of $(5.0) million and $24.0 million, respectively. The change in cash and cash equivalents and marketable securities was primarily due to cash used in operations of $6.2 million partially offset by the sale of common stock of $7.2 million. Our cash and cash equivalents and liquidity could be adversely affected by any amounts that become payable in connection with any adverse results from any litigation we are, or may become, involved in.

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

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses of $19.7 million and net cash outflows from operations of $15.3 million for the fiscal year ended 2023. The Company incurred a net loss of $38.5 million for the six months ended June 29, 2024 and net cash outflows from operations of $6.2 million. In addition, the Company has experienced a significant decline in its cash and cash equivalents and marketable debt securities over the last several years, which was primarily a result of funding operating losses. As described in Note 14 Litigation, on April 22, 2024, a jury verdict was entered against the Company awarding approximately $5.1 million in damages as well as recommending $19.7 million in disgorgement and exemplary damages. While no final judgment has been issued by the Court, the Court will take that recommendation under advisement and will rule in its final judgment on the final amount after briefing on the issues. The Company plans to argue that the damages, disgorgement and exemplary damages should be reduced or eliminated. The Company is also considering the appeal of any award in a final judgment. The Company had $18.7 million of cash and cash equivalents, restricted cash, and marketable debt securities at June 29, 2024.

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

Cash and cash equivalents and marketable debt securities held in U.S. dollars at June 29, 2024 and December 30, 2023 were as follows:

	June 29, 2024	December 30, 2023
Domestic locations	$18,500,274	$17,725,979
International locations	570	95,547
Subtotal cash and cash equivalents marketable debt securities held in U.S. dollars	18,500,844	17,821,526
Cash and cash equivalents held in other currencies and converted to U.S. dollars	179,017	81,159
Total cash and cash equivalents and marketable debt securities	$18,679,861	$17,902,685

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 29, 2024, the Company conducted an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 29, 2024, as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The term “disclosure controls and procedures” means controls and other procedures that are designed to ensure that information required to be disclosed by the Company in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the requisite time periods and that such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act are accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of June 29, 2024, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 29, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On October 11, 2016, the Company filed its Answer and Affirmative Defenses. The parties completed expert depositions on November 15, 2019. On December 2, 2019, the Company filed a Motion for Partial Summary Judgment requesting the Court dismiss counts 2-7 in their entirety and counts 1 and 8 in part. BlueRadios also filed a Motion for Partial Summary Judgment alleging it is the co-owner of U.S. Patent No. 8,909,296. Responses to the Motions for Partial Summary Judgment were filed on January 15, 2020, and replies were filed on February 19, 2020. On September 25, 2020, the Court denied BlueRadios’ Motion for Partial Summary Judgment. On August 3, 2022, the Court granted the Company’s Motion for Partial Summary Judgment by dismissing counts 3, 6, 7, punitive damages under count 2, and count 8 as it relates to patent applications, and denying the motion as it relates to counts 1, 4, and 5, and the remainder of counts 2 and 8. The Court also ordered discovery reopened for certain limited purposes. A trial date was set by the Court for January 22 – February 5, 2024 but then re-scheduled for March 20-April 16. On Monday, April 22, 2024, after a four week trial, a jury verdict was entered finding for BlueRadios and awarding approximately $5.1 million in damages as well as recommending $19.7 million in disgorgement and exemplary damages. While no final judgment has been issued by the Court, the Court will take that recommendation under advisement and will rule in its final judgment on the final amount after briefing on the issues. On May 22, 2024, the Company filed its Motion for Judgment as a Matter of Law or in the alternative for a New Trial, as well as two submissions arguing that the disgorgement and exemplary damages should not be awarded. That same day, BlueRadios filed motions seeking a permanent injunction prohibiting Kopin from selling any products that incorporate BlueRadios’ trade secrets, over $10 million in pre-judgment interest, and over $10 million in attorneys’ fees and costs. Briefing on those issues concluded on June 26, 2024. The Company is currently considering an appeal of any final judgment. The Company accrued the $5.1 million in damages as well as the $19.7 million in disgorgement and exemplary damages in the six months ended June 29, 2024 financial statements.

Item 1A. Risk Factors

Our business and financial results are subject to numerous risks and uncertainties. As a result, the risks and uncertainties discussed in Part I, Item 1A. Risk Factors in our 2023 Annual Report on Form 10-K should be carefully considered. There have been no material changes in the assessment of our risk factors from those set forth in our Annual Report on Form 10-K for the fiscal year ended December 30, 2023, except for the risk factor noted below.

We may not comply with the Nasdaq continued listing requirements. If we are unable to comply with the continued listing requirements of the Nasdaq Capital Market, our Common Stock could be delisted, which could affect our common stock’s market price and liquidity and reduce our ability to raise capital.

Our common stock is currently listed on The Nasdaq Capital Market which imposes continued listing requirements with respect to listed shares. On June 5, 2024, we received a letter from the Listing Qualifications Department (the “Staff”) of Nasdaq, indicating that our common stock was subject to potential delisting from The Nasdaq Capital Market because, for a period of thirty (30) consecutive business days, the bid price of our common stock had closed below the minimum $1.00 per share requirement for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Requirement”). Nasdaq stated in its letter that in accordance with the Nasdaq Listing Rules, we have been provided an initial period of one hundred eighty (180) calendar days, or until December 2, 2024 (the “Compliance Date”), to regain compliance with the Bid Price Requirement. The letter states that Nasdaq will provide written notification that we have achieved compliance with the Bid Price Requirement if at any time before the Compliance Date, the bid price of our common stock closes at $1.00 per share or more for a minimum of ten (10) consecutive business days.

If the Company does not regain compliance with the Minimum Bid Price Requirement by the Compliance Date, the Company may be eligible for an additional 180 calendar day compliance period. To qualify, the Company will be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the Minimum Bid Price Requirement, and will need to provide written notice of its intention to cure the deficiency during the second 180 calendar day compliance period, by effecting a reverse stock split, if necessary.

If the Company does not regain compliance with the Minimum Bid Price Requirement by the Compliance Date and is not eligible for an additional compliance period at that time, the Staff will provide written notification to the Company that its common stock will be subject to delisting. At that time, the Company may appeal the Staff’s delisting determination to a Nasdaq Hearings Panel.

We intend to monitor the closing bid price of its common stock and may, if appropriate, consider available options to regain compliance with the Minimum Bid Price Requirement. There can be no assurance that the Company will regain compliance or otherwise maintain compliance with any of the other listing requirements.

In the event that our common stock is delisted from The Nasdaq Capital Market and is not eligible for quotation or listing on another market or exchange, trading of our common stock could be conducted only in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. In such event, it could become more difficult to dispose of, or obtain accurate price quotations for, our common stock, and there would likely also be a reduction in our coverage by securities analysts and the news media, which could cause the price of our common stock to decline further. Also, it may be difficult for us to raise additional capital if we are not listed on a major exchange.

Such a delisting would also likely have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. In the event of a delisting, we may take actions to restore our compliance with The Nasdaq Capital Market listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the Bid Price Requirement or prevent future non-compliance with The Nasdaq Capital Market listing requirements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell any securities during the six months ended June 29, 2024 that were not registered under the Securities Act.

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

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 29, 2024 (Unaudited) and December 30, 2023, (ii) Condensed Consolidated Statements of Operations (Unaudited) for the three and six months ended June 29, 2024 and July 1, 2023, (iii) Condensed Consolidated Statement of Comprehensive Loss (Unaudited) for the three and six months ended June 29, 2024 and July 1, 2023, (iv) Condensed Consolidated Statements of Stockholders’ Equity (Unaudited) for the three and six months ended June 29, 2024 and July 1, 2023, (v) Condensed Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 29, 2024 and July 1, 2023, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KOPIN CORPORATION (Registrant)

Date: August 8, 2024	By:	/S/ MICHAEL MURRAY
Michael Murray
President, Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2024	By:	/S/ RICHARD A. SNEIDER
Richard A. Sneider
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)

