Form 10-Q
period 2024-09-28
KOPIN CORP
filed 2024-11-12
CIK 771266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number 0-19882

KOPIN CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	04-2833935
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

125 North Drive, Westborough, MA	01581-3335
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (508) 870-5959

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01	KOPN	Nasdaq Capital Market

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 12, 2024
Common Stock, par value $0.01	158,800,600

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

Kopin Corporation

Part 1. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

KOPIN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 28, 2024	December 30, 2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$14,530,593	$5,710,685
Restricted cash	1,050,000	500,000
Marketable securities, at fair value	21,712,243	11,692,000
Accounts receivable, net of allowance of $1,015,000 in 2024 and $1,025,000 in 2023	9,233,935	9,706,036
Contract assets and unbilled receivables	8,274,538	3,409,809
Inventory	6,555,359	7,601,806
Prepaid taxes	84,885	85,572
Prepaid expenses and other current assets	1,561,710	1,124,635
Total current assets	63,003,263	39,830,543
Property, plant and equipment, net	2,016,452	2,163,417
Operating lease right-of-use assets	2,305,433	2,504,909
Other assets	124,925	124,925
Equity investments	3,129,434	4,688,522
Total assets	$70,579,507	$49,312,316

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,385,635	$4,947,338
Accrued payroll and expenses	1,724,776	1,701,506
Accrued warranty	2,675,000	2,160,000
Contract liabilities and billings in excess of revenues earned	268,468	916,826
Operating lease liabilities	653,546	651,503
Accrued post-retirement benefits	227,500	790,000
Other accrued liabilities	1,971,681	1,702,681
Customer deposits	102,481	408,156
Deferred tax liabilities	470,884	470,884
Accrued legal expenses	6,666,717	2,129,421
Accrued litigation damages	24,800,000	—
Total current liabilities	43,946,688	15,878,315
Noncurrent contract liabilities and asset retirement obligations	372,903	278,112
Operating lease liabilities, net of current portion	1,634,390	1,832,982
Accrued post-retirement benefits, net of current portion	279,996	319,996
Other long-term obligations, net of current portion	1,619,016	1,494,016
Total liabilities	47,852,993	19,803,421
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, par value $.01 per share: authorized, 3,000 shares; none issued	—	—
Common stock, par value $.01 per share: authorized, 200,000,000 shares in 2024 and 150,000,000 in 2023; issued 158,769,894 shares in 2024 and 114,253,818 shares in 2023; outstanding 153,182,916 in 2024 and 112,251,416 in 2023, respectively	1,532,589	1,123,220
Additional paid-in capital	420,066,150	385,411,542
Treasury stock (76,064 shares in 2024 and 70,635 in 2023, at cost)	(103,181)	(103,127)
Accumulated other comprehensive income	1,316,545	1,232,294
Accumulated deficit	(400,085,589)	(358,155,034)
Total stockholders’ equity	22,726,514	29,508,895
Total liabilities and stockholders’ equity	$70,579,507	$49,312,316

See notes to unaudited condensed consolidated financial statements

KOPIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Revenues:
Net product revenues	$10,922,470	$5,506,193	$31,001,866	$19,172,302
Research and development revenues	2,268,072	4,956,386	4,338,366	11,737,062
Other revenues	129,066	135,918	348,440	907,180
Total revenues	13,319,608	10,598,497	35,688,672	31,816,544
Expenses:
Cost of product revenues	8,316,904	5,437,953	25,543,806	17,759,117
Research and development	2,596,649	3,089,935	6,537,065	8,534,411
Selling, general and administration	5,206,880	4,798,598	19,706,613	15,912,848
Litigation damages	—	—	24,800,000	—
Total expenses	16,120,433	13,326,486	76,587,484	42,206,376
Loss from operations	(2,800,825)	(2,727,989)	(40,898,812)	(10,389,832)
Other (expense) income
Interest income	220,017	299,506	619,534	623,971
Other income	6,176	31,608	25,000	104,403
Loss on impairment of investments, net	(903,609)	—	(1,637,895)	(3,327,347)
Foreign currency transaction gains (losses)	142,899	(14,438)	86,618	(153,442)
Total other (expense) income, net	(534,517)	316,676	(906,743)	(2,752,415)
Loss before provision for income taxes	(3,335,342)	(2,411,313)	(41,805,555)	(13,142,247)
Tax provision	(125,000)	(39,000)	(125,000)	(117,000)
Net loss	$(3,460,342)	$(2,450,313)	$(41,930,555)	$(13,259,247)
Net loss per share
Basic and diluted	$(0.03)	$(0.02)	$(0.34)	$(0.12)
Weighted average number of common shares outstanding
Basic and diluted	124,318,056	110,360,814	121,944,597	108,436,146

See notes to unaudited condensed consolidated financial statements

KOPIN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF comprehensive loss

(Unaudited)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net loss	$(3,460,342)	$(2,450,313)	$(41,930,555)	$(13,259,247)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(25,035)	(10,229)	(24,795)	31,955
Unrealized holding gain (loss) on marketable securities	18,236	(54,175)	109,046	(72,382)
Other comprehensive (loss) income, net of tax	(6,799)	(64,404)	84,251	(40,427)
Comprehensive loss	$(3,467,141)	$(2,514,717)	$(41,846,304)	$(13,299,674)

See notes to unaudited condensed consolidated financial statements

KOPIN CORPORATION

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Common Stock		Additional Paid-in	Treasury	Accumulated Other Comprehensive	Accumulated	Total Kopin Corporation Stockholders’
	Shares	Amount	Capital	Stock	Income	Deficit	Equity
Balance, December 30, 2023	112,322,051	$1,123,220	$385,411,542	$(103,127)	$1,232,294	$(358,155,034)	$29,508,895
Vesting of restricted stock	20,064	200	(200)	-	-	-	-
Stock-based compensation expense	-	-	734,928	-	-	-	734,928
Other comprehensive income	-	-	-	-	1,836	-	1,836
Issuance of common stock, net of costs	3,080,000	30,800	7,211,781	-	-	-	7,242,581
Net loss	-	-	-	-	-	(32,548,215)	(32,548,215)
Balance, March 30, 2024	115,422,115	$1,154,220	$393,358,051	$(103,127)	$1,234,130	$(390,703,249)	$4,940,025
Vesting of restricted stock	226,395	2,264	(2,264)	-	-	-	-
Stock-based compensation expense	-	-	676,418	-	-	-	676,418
Other comprehensive income	-	-	-	-	89,214	-	89,214
Net loss	-	-	-	-	-	(5,921,998)	(5,921,998)
Balance, June 29, 2024	115,648,510	$1,156,484	$394,032,205	$(103,127)	$1,323,344	$(396,625,247)	$(216,341)
Vesting of restricted stock	1,070	11	(11)	-	-	-	-
Stock-based compensation expense	-	-	1,212,946	-	-	-	1,212,946
Issuance of common stock and pre-funded warrants, net of costs	37,609,400	376,094	24,821,010	(54)	-	-	25,197,050
Other comprehensive income	-	-	-	-	(6,799)	-	(6,799)
Net loss	-	-	-	-	-	(3,460,342)	(3,460,342)
Balance, September 28, 2024	153,258,980	$1,532,589	$420,066,150	$(103,181)	$1,316,545	$(400,085,589)	$22,726,514

	Common Stock		Additional Paid-in	Treasury	Accumulated Other Comprehensive	Accumulated	Total Kopin Corporation Stockholders’	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Stock	Income	Deficit	Equity	Interest	Equity
Balance, December 31, 2022	92,954,159	$929,540	$360,567,631	$(103,127)	$1,176,068	$(338,406,815)	$24,163,297	$(172,682)	$23,990,615
Vesting of restricted stock	17,500	175	(175)	-	-	-	-	-	-
Stock-based compensation expense	-	-	194,190	-	-	-	194,190	-	194,190
Other comprehensive income	-	-	-	-	6,227	-	6,227	-	6,227
Issuance of common stock and pre-funded warrants, net of costs	17,000,000	170,000	21,165,000	-	-	-	21,335,000	-	21,335,000
Acquisition of noncontrolling interest	-	-	(172,682)	-	-	-	(172,682)	172,682	-
Net loss	-	-	-	-	-	(2,628,555)	(2,628,555)	-	(2,628,555)
Balance, April 1, 2023	109,971,659	$1,099,715	$381,753,964	$(103,127)	$1,182,295	$(341,035,370)	$42,897,477	$-	$42,897,477
Vesting of restricted stock	404,966	4,050	(4,050)	-	-	-	-	-	-
Stock-based compensation expense	-	-	1,191,257	-	-	-	1,191,257	-	1,191,257
Other comprehensive income	-	-	-	-	17,750	-	17,750	-	17,750
Net loss	-	-	-	-	-	(8,180,379)	(8,180,379)	-	(8,180,379)
Balance, July 1, 2023	110,376,625	$1,103,765	$382,941,171	$(103,127)	$1,200,045	$(349,215,749)	$35,926,105	$-	$35,926,105
Vesting of restricted stock	90,227	903	(903)	-	-	-	-	-	-
Stock-based compensation expense	-	-	958,335	-	-	-	958,335	-	958,335
Other comprehensive loss	-	-	-	-	(64,404)	-	(64,404)	-	(64,404)
Net loss	-	-	-	-	-	(2,450,313)	(2,450,313)	-	(2,450,313)
Balance, September 30, 2023	110,466,852	$1,104,668	$383,898,603	$(103,127)	$1,135,641	$(351,666,062)	$34,369,723	$-	$34,369,723

KOPIN CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended	Nine months ended
	September 28, 2024	September 30, 2023
Cash flows from operating activities:
Net loss	$(41,930,555)	$(13,259,247)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	470,627	498,188
Stock-based compensation	2,624,292	2,343,782
Income taxes	125,000	117,316
Foreign currency losses	(133,002)	27,478
Provision for credit losses	24,000	726,413
Noncash provision for excess inventory	1,502,468	292,405
Investment impairment	1,787,852	2,887,893
Loss on sale of property and plant	—	18,878
Changes in other non-cash items	514,321	194,890
Changes in assets and liabilities:
Accounts receivable	1,031,331	(2,137,460)
Contract assets and unbilled receivables	(5,074,336)	(1,651,437)
Inventory	(390,427)	(2,944,672)
Prepaid expenses, other current assets and other assets	(426,901)	(461,365)
Accounts payable and accrued expenses	3,106,567	1,799,444
Contract liabilities and billings in excess of revenue earned	(671,790)	(244,188)
Accrued litigation damages	24,800,000	—
Net cash used in operating activities	(12,640,553)	(11,791,682)
Cash flows from investing activities:
Capital expenditures	(320,873)	(478,282)
Purchases of marketable securities	(16,875,308)	(17,624,779)
Proceeds from sale of marketable securities	6,915,102	10,374,593
Other assets	(152,971)	14,656
Net cash used in investing activities	(10,434,050)	(7,713,812)
Cash flows from financing activities:
Issuance of common stock, net of costs	7,242,581	—
Issuance of common stock and pre-funded warrants, net of costs	25,197,050	21,335,000
Net cash provided by financing activities	32,439,631	21,335,000
Effect of exchange rate changes on cash	4,880	11,291
Net increase in cash, cash equivalents and restricted cash	9,369,908	1,840,797
Cash, cash equivalents and restricted cash:
Beginning of period	6,210,685	8,258,878
End of period	$15,580,593	$10,099,675

See notes to unaudited condensed consolidated financial statements

KOPIN CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The condensed consolidated financial statements of Kopin Corporation as of September 28, 2024 and for the three and nine month periods ended September 28, 2024 and September 30, 2023 are unaudited and include all adjustments, including normal recurring adjustments, that, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. These condensed consolidated financial statements should be read in conjunction with the Company’s financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2023. The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for any other interim period or for a full fiscal year. As used in this report, the terms “we”, “us”, “our”, “Kopin” and the “Company” mean Kopin Corporation and its subsidiaries, unless the context indicates another meaning.

The condensed consolidated financial statements for the three and nine month periods ended September 28, 2024 and September 30, 2023 include the accounts of Kopin Corporation and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss of $19.7 million and net cash outflows from operations of $15.3 million for the fiscal year ended 2023. The Company incurred a net loss of $41.9 million for the nine months ended September 28, 2024 and net cash outflows from operations of $12.6 million. This net loss of $41.9 million includes an estimated $24.8 million of possible damages related to a jury verdict which is explained below. In addition, the Company has experienced a significant decline in its cash and cash equivalents and marketable securities over the last several years, which was primarily a result of funding operating losses. As described in Note 14 Litigation, on April 22, 2024, a jury verdict was entered against the Company awarding approximately $5.1 million in damages as well as recommending $19.7 million in disgorgement and exemplary damages. On May 22, 2024, the Company filed its Motion for Judgment as a Matter of Law or in the alternative for a New Trial, as well as two submissions arguing that the disgorgement and exemplary damages should not be awarded. That same day, BlueRadios filed motions seeking a permanent injunction prohibiting Kopin from selling any products that incorporate BlueRadios’ trade secrets, over $10 million in pre-judgment interest, and over $10 million in attorneys’ fees and costs. While no final judgment has been issued by the Court, the Court will take that recommendation under advisement and will rule in its final judgment on the final amount after briefing on the issues. Final briefings on the motions were made by the parties on October 29, 2024. The Company is also considering the appeal of any award in a final judgment. The Company had $37.3 million of cash and cash equivalents, restricted cash, and marketable securities at September 28, 2024.

The Company has historical and current negative cash flow from operations and limited liquidity resources. The Company’s current strategy is to continue to invest in its business and raise additional capital through financing activities that may include public offerings and private placements of its common stock, preferred stock offerings, collaborations and licensing arrangements and issuances of debt and convertible debt instruments. Until such time that additional capital can be raised, the Company plans to strategically manage its uncommitted spending, execute its priorities and implement cost saving measures to reduce research and development and general and administrative expenditures which could include minimizing staff costs. The Company may also sell assets and look at other strategic alternatives. There are inherent uncertainties associated with fundraising activities and activities to manage our uncommitted spending and the successful execution of these activities may not be within the Company’s control. There are no assurances that such additional funding will be obtained and that the Company will succeed in its future operations. If the Company is unable to achieve positive cash flows and profitability in the foreseeable future, cannot successfully raise additional capital and implement its strategic plan, or the recommended disgorgement and exemplary damages are not significantly reduced or eliminated in the final order, the Company’s liquidity, financial condition and business prospects will be materially and adversely affected. There is substantial doubt about the Company’s ability to continue as a going concern.

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

3. CASH AND CASH EQUIVALENTS, RESTRICTED CASH, AND MARKETABLE SECURITIES

The Company considers all highly liquid, short-term debt instruments with original maturities of three months or less to be cash equivalents.

Restricted cash of approximately $1.1 million is included on the consolidated balance sheet as of September 28, 2024, and represents cash deposited by the Company into a separate account and designated as collateral for a standby letter of credit in the same amount in accordance with a contractual agreement with a vendor. The restricted cash balance at September 28, 2024 and December 30, 2023 is invested in certificates of deposit and money market funds. The restricted cash balance that is invested in certificates of deposit is classified as marketable securities.

Marketable securities consist primarily of commercial paper, medium-term corporate notes, and U.S. Government and agency-backed securities. The Company classifies these marketable securities as available-for-sale at fair value in “Marketable securities, at fair value.” The Company records the amortization of premiums and accretion of discounts on marketable securities in the results of operations.

The Company uses the specific identification method as a basis for determining cost and calculating realized gains and losses with respect to marketable securities. The gross gains and losses realized related to sales and maturities of marketable securities were not material during the three and nine months ended September 28, 2024 and September 30, 2023.

Investments in available-for-sale marketable securities were as follows at September 28, 2024 and December 30, 2023:

	Amortized Cost		Unrealized Losses		Fair Value
	2024	2023	2024	2023	2024	2023
U.S. Government and agency-backed securities	$17,256,314	$4,500,030	$(1,609)	$(25,655)	$17,254,705	$4,474,375
Corporate debt	4,954,096	7,750,174	3,442	(32,549)	4,957,538	7,717,625
Total	$22,210,410	$12,250,204	$1,833	$(58,204)	$22,212,243	$12,192,000

The contractual maturity of the Company’s marketable securities was as follows at September 28, 2024:

	Less than One year	One to Five years	Total
U.S. Government and agency-backed securities	$16,758,720	$495,985	$17,254,705
Corporate debt	4,957,538	—	4,957,538
Total	$21,716,258	$495,985	$22,212,243

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

The following table details the fair value measurements of the Company’s financial assets:

		Fair Value Measurement at September 28, 2024 Using:
	Total	Level 1	Level 2	Level 3
Cash equivalents	$12,279,360	$12,279,360	$—	$—
U.S. Government and agency-backed securities	17,254,705	15,758,720	1,495,985	—
Corporate debt	4,957,538	4,957,538	—	—
Equity Investments	1,097,440	223,187	—	874,253
	$35,589,043	$33,218,805	$1,495,985	$874,253

		Fair Value Measurement at December 30, 2023 Using:
	Total	Level 1	Level 2	Level 3
Cash equivalents	$5,079,605	$5,079,605	$—	$—
U.S. Government and agency-backed securities	4,474,375	—	4,474,375	—
Corporate debt	7,717,625	7,717,625	—	—
Equity Investments	4,688,522	174,178	—	4,514,344
	$21,960,127	$12,971,408	$4,474,375	$4,514,344

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value because of their short-term nature. If accrued liabilities were carried at fair value, these would be classified as Level 2 in the fair value hierarchy.

Marketable Securities

Corporate debt consists of floating rate notes with a maturity that may be over multiple years but has interest rates that are reset every three months. US government and agency-backed securities consist of high-quality U.S. Government and government-backed (e.g., Fannie Mae, FDIC guaranteed bonds and certificates of deposit) securities. The Company validates the fair market values of the financial instruments above by using discounted cash flow models, obtaining independent pricing of the securities or through the use of a model that incorporates the three-month interest rate, the credit default swap rate of the issuer and the bid and ask price spread of the same or similar investments which are traded on several markets.

Equity Investments

The Company has an investment in RealWear Inc. (RealWear) which had been valued at $5.2 million. In the second quarter of 2023, the Company received shares valued at approximately $0.4 million as payment of royalties. In the second quarter of 2023, the Company reviewed the financial condition and an observable price point in an equity transaction, and as a result, the Company recorded an impairment charge of $3.1 million to reduce the value of the investment to $2.5 million. In both the second and third quarters of 2024, the Company reviewed the financial condition and an observable price point in an equity transaction, and as a result, recorded impairment charges of $0.7 million and $1.1 million, respectively, to reduce the value of the investment to $0.7 million. As of September 28, 2024, the Company owned an approximate 2.8% interest in this investment.

The equity investments categorized as Level 1 at September 28, 2024 were the Company’s equity investments in publicly traded companies that met the categorization requirements for Level 1 classification.

The equity investments that were not remeasured to fair value and therefore did not meet the Level 1, Level 2 or Level 3 classification requirements had a value of $2.0 million at September 28, 2024.

As of September 28, 2024, the Level 3 equity investments include the Company’s investment in RealWear of $0.7 million and the value of an additional equity investment.

5. ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following:

	September 28, 2024	December 30, 2023
Accounts receivable	$10,248,935	$10,731,036
Less — allowance for credit losses	(1,015,000)	(1,025,000)
Total	$9,233,935	$9,706,036

Changes to the allowance for credit losses for the nine months ended September 28, 2024 were as follows:

Balance, December 30, 2023	$1,025,000
Additions	24,000
Write-offs	(34,000)
Balance, September 28, 2024	$1,015,000

6. INVENTORY

Inventories are stated at standard cost adjusted to approximate the lower of cost (first-in, first-out method) or net realizable value and consist of the following at September 28, 2024 and December 30, 2023:

	September 28, 2024	December 30, 2023
Raw materials	$3,990,155	$4,785,197
Work-in-process	1,728,166	2,018,421
Finished goods	837,038	798,188
Total	$6,555,359	$7,601,806

7. NET LOSS PER SHARE

Basic net loss per share is computed using the weighted-average number of shares of common stock outstanding during the period less any unvested restricted shares. Diluted net loss per share is calculated using weighted-average shares outstanding and contingently issuable shares, less weighted-average shares reacquired during the period. The net outstanding shares are adjusted for the dilutive effect of shares issuable upon the assumed conversion of the Company’s common stock equivalents, which consist of unvested restricted stock, and outstanding warrants.

The following were not included in weighted-average common shares outstanding-diluted because they are anti-dilutive:

	Three Months Ended	Three Months Ended	Nine months ended	Nine months ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Non-vested restricted common stock	5,510,914	3,948,417	5,510,914	3,948,417

8. STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION

Registered sale of equity securities

On September 23, 2024, the Company sold 37,550,000 shares of common stock and pre-funded warrants to purchase up to 4,000,000 shares of common stock at a public offering price of $0.64 per pre-funded warrant and received gross proceeds of $27.0 million before deducting underwriting discounts and offering expenses paid by the Company of $1.8 million. The offering price of the pre-funded warrant equals the public offering price per share of the common stock less the $0.01 per share exercise price of each pre-funded warrant.

On September 30, 2024, the Company sold 2,405,000 shares of common stock and received gross proceeds of $1.5 million.

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

The Company granted 4,226,320 and 3,296,051 restricted stock units to its employees, executives and the Board of Directors in the nine months ended September 28, 2024 and September 30, 2023, respectively. For fiscal year 2024, 1,137,970 shares are part of an incentive program that would vest upon the successful achievement of certain fiscal year 2024 milestones. Through September 28, 2024, 99,279 shares were earned upon the achievement of milestones, 343,631 were forfeited for failure to meet milestones, and 695,060 may still be earned for achieving milestones in 2024. The fair value of the restricted stock units was based on the fair market value of the Company’s stock on the date of grant. The time-based shares are expensed over the service period and the milestone-based shares are expensed based upon the probability of achievement.

Restricted stock activity for the nine month period ended September 28, 2024 was as follows:

	Shares	Weighted Average Grant Fair Value
Balance, December 30, 2023	1,931,767	$1.65
Granted	4,226,320	1.30
Forfeited	(399,644)	2.50
Vested	(247,529)	2.00
Balance, September 28, 2024	5,510,914	1.30

Stock-Based Compensation

The following table summarizes stock-based compensation expense within each of the categories below as it relates to non-vested restricted common stock awards for the three and nine months ended September 28, 2024 and September 30, 2023 (no tax benefits were recognized):

	Three Months Ended	Three Months Ended	Nine months ended	Nine months ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Cost of product revenues	$368,312	$311,455	$857,236	$764,996
Research and development	308,792	214,320	569,701	553,488
Selling, general and administrative	535,842	432,560	1,197,355	1,025,298
Total	$1,212,946	$958,335	$2,624,292	$2,343,782

Unrecognized compensation expense for non-vested restricted common stock as of September 28, 2024 totaled $4.2 million and is expected to be recognized over a weighted average period of approximately two years.

9. ACCRUED WARRANTY

The Company typically warrants its products against defect for 12 to 18 months, however, for certain products a customer may purchase an extended warranty. A provision for estimated future costs and estimated returns for credit relating to such warranty is recorded in the period when product is shipped and revenue is recognized and is updated as additional information becomes available. The Company’s estimate of future costs to satisfy warranty obligations is based primarily on historical warranty expense experienced and a provision for potential future product failures. Changes in the accrued warranty for the nine months ended September 28, 2024 were as follows:

Balance, December 30, 2023	$2,160,000
Additions	700,000
Claims	(185,000)
Balance, September 28, 2024	$2,675,000

Extended Warranties

Deferred revenue represents the purchase of extended warranties by the Company’s customers. The Company recognizes revenue from an extended warranty on the straight-line method over the life of the extended warranty, which is typically 12 to 15 months beyond the standard 12 to 18-month warranty. The Company classifies the current portion of deferred revenue under Other accrued liabilities in its condensed consolidated balance sheets. At September 28, 2024, the Company had less than $0.1 million of deferred revenue related to extended warranties.

10. INCOME TAXES

The Company recorded a provision for income taxes of approximately $0.1 million in the three and nine months ended September 28, 2024, respectively. The Company recorded a provision for income taxes of less than $0.1 million and approximately $0.1 million in the three and nine months ended September 30, 2023, respectively. As of September 28, 2024, the Company has available for tax purposes U.S. federal net operating loss carryforwards (“NOLs”) of approximately $122.7 million expiring 2024 through 2038 and $107.8 million that have an unlimited carryover period. The Company has recognized a full valuation allowance on its domestic and certain foreign net deferred tax assets due to the uncertainty of the realization of such assets. The Company recognizes both accrued interest and penalties related to its uncertain tax positions related to intercompany loan interest and potential transfer pricing exposure related to its foreign subsidiaries.

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

Contract liabilities consist of advance payments and billings in excess of cost incurred and deferred revenue.

Net contract assets (liabilities) consisted of the following:

	September 28, 2024	December 30, 2023	$ Change	% Change
Contract assets and unbilled receivables —current	$8,274,538	$3,409,809	$4,864,729	143%
Contract liabilities and billings in excess of revenues earned	(268,468)	(916,826)	648,358	(71)%
Contract liabilities—noncurrent	—	(23,198)	23,198	(100)%
Net contract assets	$8,006,070	$2,469,785	$5,536,285	224%

The $5.5 million increase in the Company’s net contract assets at September 28, 2024 as compared to December 30, 2023 was primarily due to an increase in amounts owed from customers for whom we produce products for defense applications.

In the three and nine months ended September 28, 2024, the Company recognized revenue of less than $0.1 million and $0.9 million, respectively, related to its contract liabilities at December 30, 2023. In the three and nine months ended September 30, 2023, the Company recognized revenue of less than $0.1 million and $0.7 million, respectively, related to its contract liabilities at December 31, 2022.

The Company did not recognize impairment losses on its contract assets in the three or nine months ended September 28, 2024 or September 30, 2023.

Performance Obligations

The Company’s revenue recognition related to performance obligations that were satisfied at a point in time and over time were as follows:

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Point in time	11%	24%	16%	27%
Over time	89%	76%	84%	73%

Remaining performance obligations represent the transaction price of orders for which work has not been performed and excludes unexercised contract options and potential orders under ordering-type contracts (e.g., indefinite-delivery, indefinite-quantity (“IDIQ”)). As of September 28, 2024, the aggregate amount of the transaction price allocated to remaining performance obligations was $25.4 million which the Company expects to recognize over the next 12 months. The remaining performance obligations represent amounts to be earned under government contracts, which are subject to cancellation.

12. LEASES

The Company enters into operating leases primarily for: real estate, including for manufacturing, engineering, research, administration and sales facilities, and information technology (“IT”) equipment. At September 28, 2024 and December 30, 2023, the Company did not have any finance leases. Approximately all of its future lease commitments, and related lease liability, relate to the Company’s real estate leases. Some of the Company’s leases include options to extend or terminate the lease.

The components of lease expense were as follows:

	Three months Ended	Three months Ended	Nine months Ended	Nine months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Operating lease cost	$218,348	$216,119	$651,718	$648,545

At September 28, 2024, the Company’s future lease payments under non-cancellable leases were as follows:

2024 (excluding the nine months ended September 28, 2024)	$212,013
2025	766,014
2026	732,610
2027	669,255
2028	201,333
Total future lease payments	2,581,225
Less imputed interest	(293,289)
Total	$2,287,936

The Company’s lease liabilities recognized in the Company’s condensed consolidated balance sheet at September 28, 2024 were as follows:

September 28, 2024
Operating lease liabilities–current	$653,546
Operating lease liabilities–noncurrent	1,634,390
Total lease liabilities	$2,287,936

Supplemental cash flow information related to leases was as follows:

	Nine months ended
	September 28, 2024	September 30, 2023
Cash paid for amounts included in the measurement of operating lease liabilities	$649,276	$741,757

Other information related to leases was as follows:

	September 28, 2024	September 30, 2023
Weighted Average Discount Rate–Operating Leases	6.80%	6.06%
Weighted Average Remaining Lease Term–Operating Leases (in years)	3.38	4.11

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

Total long-lived assets by country at September 28, 2024 and December 30, 2023 were:

Total Long-lived Assets (in thousands)	September 28, 2024	December 30, 2023
United States	$4,199	$4,424
United Kingdom	123	244
Total	$4,322	$4,668

The Company disaggregates its revenue from contracts with customers by geographic location and by display application, as it believes this best depicts how the nature, amount, timing and uncertainty of its revenue and cash flows are affected by economic factors.

During the three and nine months ended September 28, 2024 and September 30, 2023, the Company derived its sales from the following geographies:

	Three months ended		Three months ended		Nine months ended		Nine months ended
	September 28, 2024		September 30, 2023		September 28, 2024		September 30, 2023
(In thousands, except percentages)	Revenue	% of Total	Revenue	% of Total	Revenue	% of Total	Revenue	% of Total
United States	$12,612	95%	$9,879	94%	$33,352	93%	$27,788	88%
Other Americas	—	—	—	—	5	—	5	—
Total Americas	12,612	95	9,879	94	33,357	93	27,793	88
Asia - Pacific	382	3	363	3	1,632	5	2,956	9
Europe	326	2	356	3	700	2	1,068	3
Total Revenues	$13,320	100%	$10,598	100%	$35,689	100%	$31,817	100%

During the three and nine months ended September 28, 2024 and September 30, 2023, the Company derived its sales from the following display applications:

	Three months ended	Three months ended	Nine months ended	Nine months ended
(In thousands)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Defense	$10,434	$4,996	$29,095	$16,482
Industrial	489	310	1,883	2,118
Consumer	—	200	25	573
R&D	2,268	4,956	4,338	11,737
License and royalties	129	136	348	907
Total Revenues	$13,320	$10,598	$35,689	$31,817

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

BlueRadios, Inc. v. Kopin Corporation, Civil Action No. 16-02052-JLK (D. Col.):

On August 12, 2016, BlueRadios, Inc. (“BlueRadios”) filed a complaint in the U.S. District Court for the District of Colorado, alleging that the Company breached a contract between it and BlueRadios concerning a joint venture between the Company and BlueRadios to design, develop and commercialize micro-display products with embedded wireless technology referred to as “Golden-i,” breached the covenant of good faith and fair dealing associated with that contract, breached its fiduciary duty to BlueRadios, and misappropriated trade secrets owned by BlueRadios in violation of Colorado law (C.R.S. § 7-74-104(4)) and the Defend Trade Secrets Act (18 U.S.C. § 1836(b)(1)). BlueRadios further alleged that the Company was unjustly enriched by its alleged misconduct, BlueRadios is entitled to an accounting to determine the amount of profits obtained by the Company as a result of its alleged misconduct, and the inventorship on at least ten patents or patent applications owned by the Company need to be corrected to list BlueRadios’ employees as inventors and thereby list BlueRadios as co-assignees of the patents. BlueRadios seeks monetary, declaratory, and injunctive relief, including for alleged non-payment of engineering retainer fees.

On October 11, 2016, the Company filed its Answer and Affirmative Defenses. The parties completed expert depositions on November 15, 2019. On December 2, 2019, the Company filed a Motion for Partial Summary Judgment requesting the Court dismiss counts 2-7 in their entirety and counts 1 and 8 in part. BlueRadios also filed a Motion for Partial Summary Judgment alleging it is the co-owner of U.S. Patent No. 8,909,296. Responses to the Motions for Partial Summary Judgment were filed on January 15, 2020, and replies were filed on February 19, 2020. On September 25, 2020, the Court denied BlueRadios’ Motion for Partial Summary Judgment. On August 3, 2022, the Court granted the Company’s Motion for Partial Summary Judgment by dismissing counts 3, 6, 7, the claim for punitive damages under count 2, and count 8 as it relates to patent applications and by denying the motion as it relates to counts 1, 4, and 5, and the remainder of counts 2 and 8. The Court also ordered discovery reopened for certain limited purposes. A trial date was set by the Court for January 22 to February 5, 2024 but then re-scheduled for March 20 to April 16. On Monday, April 22, 2024, after a four week trial, a jury verdict was entered finding for BlueRadios and awarding approximately $5.1 million in damages as well as recommending $19.7 million in disgorgement and exemplary damages. While no final judgment has been issued by the Court, the Court will take that recommendation under advisement and will rule in its final judgment on the final amount after post-trial briefing. On May 22, 2024, the Company filed its Motion for Judgment as a Matter of Law or in the alternative for a New Trial, as well as two submissions arguing that the disgorgement and exemplary damages should not be awarded. That same day, BlueRadios filed motions seeking a permanent injunction prohibiting Kopin from selling any products that incorporate BlueRadios’ trade secrets, over $10 million in pre-judgment interest, and over $10 million in attorneys’ fees and costs. Briefing on those issues concluded on June 26, 2024. On September 25, 2024, the Company filed a supplemental brief on issue preclusion arguing that BlueRadios’ claims were untimely because of findings of fact made in BlueRadios, Inc. v. Hamilton, Brook, Smith & Reynolds, P.C., No. 1:21-cv-10488-DJC, ECF 268 (D. Mass. Sept. 18, 2024). That supplemental briefing concluded on October 29, 2024. The Company is currently considering an appeal of any final judgment. The Company accrued $5.1 million in damages as well as $19.7 million in disgorgement and exemplary damages, which was recorded in the financial statements for the nine months ended September 28, 2024.

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

On January 5, 2023, the Company entered into a Technology License Agreement and an Asset Purchase Agreement (the “LST Agreements”) with Lightning Silicon Technology, Inc. (“LST”). Pursuant to the LST Agreements, the Company issued a license to LST for certain technology associated with its Organic Light Emitting Technology, transferred in-process development contracts with two customers and accounts receivables that the Company had previously determined were not collectible. The technology license agreement provides for Kopin to transfer certain patents to LST if LST achieves certain milestones, however upon transfer Kopin will receive a license to the technology. To the extent LST makes improvements to the technology licensed from Kopin, Kopin will receive a license for these improvements for certain markets. Kopin is not obligated to provide any additional funding support to LST. As consideration for the transaction, the Company received 18,000,000 common shares representing a 20.0% equity stake in LST. The Company will also receive a royalty based on unit sales of products that utilize the technology licensed. Drs. John Fan, the Company’s former President and CEO and former Chairman of the Board, Boryeu Tsaur, a former Executive Vice President of the Company and Hong Choi, the Company’s former Chief Technology Officer terminated their employment with the Company and became investors in and members of the management team of LST. Dr. Fan is the Founder of LST. As a result of this transaction, in 2022 the Company wrote off the two operating lease assets associated with facilities used for the development of the Company’s organic light emitting diode (OLED) products. The Company has recorded its investment in LST at $0 as of September 28, 2024 and December 30, 2023.

During the three and nine months ended September 28, 2024 and September 30, 2023, the Company had the following transactions with related parties:

	Three months ended
	September 28, 2024		September 30, 2023
	Sales	Purchases	Sales	Purchases
RealWear, Inc.	$94,854	—	$135,918	$—
HMDmd, Inc.	76,918	—	349,420	—
Solos Technology	33,288	—	—	—
Lightning Silicon Technology, Inc.	924	6,650	—	208,933
	$205,984	6,650	$485,338	$208,933

	Nine months ended
	September 28, 2024		September 30, 2023
	Sales	Purchases	Sales	Purchases
RealWear, Inc.	$311,994	10,550	$905,564	$—
HMDmd, Inc.	299,177	—	852,175	—
Vuzix Corp	—	11,905	—	—
Solos Technology	33,288	—	—	—
Lightning Silicon Technology, Inc.	3,158	170,850	—	416,988
	$647,617	193,305	$1,757,739	$416,988

At September 28, 2024 and December 30, 2023, the Company had the following receivables from and payables to related parties:

	September 28, 2024		December 30, 2023
	Receivables	Payables	Receivables	Payables
RealWear, Inc.	$94,854	$—	$94,902	$—
HMDmd, Inc.	101,922	—	15,000	—
Solos Technology	33,288	—	—	—
Lightning Silicon Technology, Inc.	41	—	35,013	97,600
	$230,105	$—	$144,915	$97,600

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

Revenues. For the three and nine months ended September 28, 2024 and September 30, 2023, our revenues by display application, which include product sales and amounts earned from research and development contracts (“R&D”), were as follows:

	Three months ended	Three months ended	Nine months ended	Nine months ended
(In thousands)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Defense	$10,434	$4,996	$29,095	$16,482
Industrial	489	310	1,883	2,118
Consumer	—	200	25	573
R&D	2,268	4,956	4,338	11,737
License and royalties	129	136	348	907
Total Revenues	$13,320	$10,598	$35,689	$31,817

Sales of our products for Defense applications include systems used by the military both in the field and for training and simulation. The increase in Defense applications revenues in the three months ended September 28, 2024 as compared to the three months ended September 30, 2023 was primarily due to an increase in revenues from products used in thermal weapon sights and to a lesser extent due to an increase in revenues from sales of products used in pilot helmets. The increase in Defense applications revenues in the nine months ended September 28, 2024, as compared to the nine months ended September 30, 2023, was primarily due to an increase in revenues from products used in thermal weapon sights partially offset by a decline in revenues from sales of products used in pilot helmets. In the fourth quarter of 2024, the Company plans on devoting production resources to provide units that customers have made warranty claims on, which may impact our fourth quarter revenues.

Industrial applications revenue represents customers who purchase our display products for use in 3D metrology equipment and headsets used for applications in manufacturing, distribution, and public safety. Our 3D metrology customers are primarily located in Asia and sell to Asian contract manufacturers who use the 3D metrology machines for quality control purposes. The increase in Industrial applications revenues for the three months ended September 28, 2024 as compared to the three months ended September 30, 2023 was primarily due to an increase in sales of products for 3D metrology. The decrease in Industrial applications revenues for the nine months ended September 28, 2024 as compared to the nine months ended September 30, 2023 was primarily due to a decrease in sales of products for 3D metrology.

Our displays for Consumer applications are used primarily in thermal imaging products in recreational rifles, first person viewers, and hand-held scopes. The decrease in Consumer applications revenues for the three and nine months ended September 28, 2024 as compared to the three and nine months ended September 30, 2023 was primarily due to a decrease in sales for hand-held thermal viewers.

R&D revenues decreased in the three months ended September 28, 2024 as compared to the three months ended September 30, 2023 primarily due to decreases in funding for U.S. defense programs. R&D revenues decreased in the nine months ended September 28, 2024 as compared to the nine months ended September 30, 2023 primarily due to a decrease in funding for U.S. defense programs as certain programs were completed and customers are evaluating the results and certain programs transitioned to production programs. Included in R&D revenues for the three months ended September 30, 2023 is approximately $400,000 related to OLED development programs with a consumer customer.

International revenues represented 5% and 7% of total revenues for the three and nine months ended September 28, 2024, respectively, and 6% and 12% of total revenues for the three and nine months ended September 30, 2023, respectively. We categorize our revenues as either domestic or international based upon the delivery destination of our product. For example, if the customer is located in Asia or if a U.S. customer has its Asian contract manufacturer order product from us and we deliver the product to Asia, then we categorize both of these sales as international. In addition, if we earn royalties on sales from a customer, the royalties are categorized as domestic or international based on how the product revenues are categorized. The decrease in international revenues was a result of a decrease in sales of our OLED products and our display products for 3D metrology applications. Our international sales are primarily denominated in U.S. currency. Consequently, a strengthening of the U.S. dollar could increase the price in local currencies of our products in foreign markets and make our products relatively more expensive than competitors’ products that are denominated in local currencies, which could lead to a reduction in sales or profitability in those foreign markets. We have not taken any protective measures against exchange rate fluctuations, such as purchasing hedging instruments with respect to such fluctuations, because of the historically stable exchange rate between the British Pound Sterling (the functional currency of our U.K. subsidiary) and the U.S. dollar. Foreign currency translation impact on our results, if material, is described in further detail under “Item 3. Quantitative and Qualitative Disclosures About Market Risk” section below.

Cost of Product Revenues. Cost of product revenues, which is comprised of materials, labor and manufacturing overhead related to the production of our products for the three and nine months ended September 28, 2024 and September 30, 2023 were as follows:

	Three months ended	Three months ended	Nine months ended	Nine months ended
(In thousands, except for percentages)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Cost of product revenues	$8,317	$5,438	$25,544	$17,759
Cost of product revenues as a % of net product revenues	76%	99%	82%	93%

The decrease in cost of product revenue as a percent of net product revenues for the three and nine months ended September 28, 2024 as compared to the three and nine months ended September 30, 2023 was due to a decrease in expected program costs as a result of lower estimate of rework costs. In the fourth quarter of 2024, the Company plans on devoting production resources to provide units for which customers have made warranty claims. As the Company has already accrued an estimate of the cost to repair these units, we do not expect this to have a material impact on Cost of product revenues as a percentage of net product revenues.

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

Research and Development. R&D expenses are incurred in support of internal display development programs and programs funded by agencies or prime contractors of the U.S. Government and commercial partners. R&D costs include staffing, purchases of materials and laboratory supplies, circuit design costs, fabrication and packaging of display products, and overhead. In fiscal year 2024, our R&D expenditures are related to our display products, overlay weapon sights and OLED display technologies. Funded and internal R&D expenses are combined in research and development expenses in the condensed consolidated statement of operations. R&D expenses for the three and nine months ended September 28, 2024 and September 30, 2023 were as follows:

	Three months ended	Three months ended	Nine months ended	Nine months ended
(In thousands)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Funded	$1,123	$2,346	$2,598	$6,179
Internal	1,474	744	3,939	2,355
Total research and development expense	$2,597	$3,090	$6,537	$8,534

Funded R&D expense for the three and nine months ended September 28, 2024 decreased as compared to the three and nine months ended September 30, 2023 primarily due to decreased spending on U.S. defense programs and programs previously in development were completed. Internal R&D expense increased due to an increase in display development costs.

Selling, General and Administrative. Selling, general and administrative (“S,G&A”) expenses consist of the expenses incurred by our sales and marketing personnel and related expenses, and administrative and general corporate expenses. S,G&A expenses for the three and nine months ended September 28, 2024 and September 30, 2023 were as follows:

	Three months ended	Three months ended	Nine months ended	Nine months ended
(In thousands, except for percentages)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Selling, general and administration expense	$5,207	$4,799	$19,707	$15,913
Selling, general and administration expense as a % of revenues	39%	45%	55%	50%

S,G&A increased for the three months ended September 28, 2024 as compared to the three months ended September 30, 2023 primarily due to an increase in legal fees of $0.5 million, partially offset by a decrease in public relation expense of $0.1 million. S,G&A increased for the nine months ended September 28, 2024 as compared to the nine months ended September 30, 2023 primarily due to an increase in legal fees of $3.8 million partially offset by a decrease in credit loss expense of $0.7 million.

Litigation Damages. Litigation damages were accrued as a result of the April 22, 2024 jury verdict that was entered against us, awarding approximately $5.1 million in damages as well as recommending $19.7 million in disgorgement and exemplary damages.

Other (Expense) Income, net. Other (expense) income, net, is primarily composed of interest income, foreign currency transactions, losses on fair value recording of investments and remeasurement gains and losses incurred by our U.K.-based subsidiary and other non-operating income items. Other (expense) income, net, for the three and nine months ended September 28, 2024 and September 30, 2023 were as follows:

	Three months ended	Three months ended	Nine months ended	Nine months ended
(In thousands)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Other (expense) income, net	$(535)	$317	$(907)	$(2,752)

During the three and nine months ended September 28, 2024, we recorded foreign currency gains of $0.1 million and less than $0.1 million, respectively, as compared to foreign currency losses of less than $0.1 million and $0.2 million for the three and nine months ended September 30, 2023, respectively. Other (expense) income, net for the nine months ended September 28, 2024 and September 30, 2023 includes $1.6 million and $3.3 million of impairment losses on equity investments, respectively.

Tax Provision. We recorded a provision for income taxes of approximately $0.1 million in the three and nine months ended September 28, 2024. We recorded a provision for income taxes of less than $0.1 million and approximately $0.1 million in the three and nine months ended September 30, 2023.

Net Loss. We incurred net losses of $3.5 million and $41.9 million during the three and nine months ended September 28, 2024, respectively, compared to net losses of $2.5 million and $13.3 million during the three and nine months ended September 30, 2023, respectively. The decrease in net loss during the three months ended September 28, 2024 compared to the three months ended September 30, 2023 was primarily due to an improvement of gross margins and foreign currency gains partially offset by an increase in legal expense. The increase in the net loss during the nine months ended September 28, 2024 compared to the nine months ended September 30, 2023 was primarily due to accrued litigation damages and legal fees.

Liquidity and Capital Resources

At September 28, 2024 and December 30, 2023, we had cash and cash equivalents, restricted cash, and marketable securities of $37.3 million and $17.9 million, respectively, and working capital of $19.1 million and $24.0 million, respectively. The change in cash and cash equivalents and marketable securities was primarily due to an equity raise of $25.2 million in the third quarter of 2024 in addition to the sale of common stock of $7.2 million in the first quarter of 2024 which was partially offset by cash used in operations of $12.6 million. Our cash and cash equivalents and liquidity could be adversely affected by any amounts that become payable in connection with any adverse results from any litigation we are, or may become, involved in.

On September 23, 2024, we sold 37,550,000 shares of common stock and pre-funded warrants to purchase up to 4,000,000 shares of common stock at a public offering price of $0.64 per pre-funded warrant, for gross proceeds of $27.0 million before deducting underwriting discounts and offering expenses paid by the us of $1.8 million. The offering price of the pre-funded warrant equals the public offering price per share of the common stock less the $0.01 per share exercise price of each pre-funded warrant.

On September 30, 2024, we sold 2,405,000 shares of common stock and received gross proceeds of $1.5 million.

During the three months ended March 30, 2024, we sold 3,080,000 shares of common stock for gross proceeds of $7,466,755 (average of $2.42 per share) before deducting broker expenses paid by us of approximately $0.2 million, pursuant to our then effective At-The-Market Equity Offering Sales Agreement, dated as of March 5, 2021 (the “ATM Agreement”) with Stifel, Nicolaus & Company, Incorporated (“Stifel”), as agent. The ATM Agreement terminated in the three months ended March 30, 2024.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred net losses of $19.7 million and net cash outflows from operations of $15.3 million for the fiscal year ended 2023. We incurred a net loss of $41.9 million for the nine months ended September 28, 2024 and net cash outflows from operations of $12.6 million. In addition, we have experienced a significant decline in its cash and cash equivalents and marketable securities over the last several years, which was primarily a result of funding operating losses. As described in Note 14 Litigation, on April 22, 2024, a jury verdict was entered against us awarding approximately $5.1 million in damages as well as recommending $19.7 million in disgorgement and exemplary damages. While no final judgment has been issued by the Court, the Court will take that recommendation under advisement and will rule in its final judgment on the final amount after briefing on the issues. We have argued that the damages, disgorgement and exemplary damages should be reduced or eliminated. Final briefing on the issued occurred on October 29, 2024. We are also considering the appeal of any award in a final judgment. We had $37.3 million of cash and cash equivalents, restricted cash, and marketable securities at September 28, 2024.

We have had historical and current negative cash flow from operations and limited liquidity resources. Our current strategy is to continue to invest in its business and raise additional capital through financing activities that may include public offerings and private placements of our common stock, preferred stock offerings, collaborations and licensing arrangements and issuances of debt and convertible debt instruments. Until such time that additional capital can be raised, we plan to strategically manage its uncommitted spending, execute its priorities and implement cost saving measures to reduce research and development and general and administrative expenditures which could include minimizing staff costs. We may also sell assets and look at other strategic alternatives. There are inherent uncertainties associated with fundraising activities and activities to manage our uncommitted spending and the successful execution of these activities may not be within our control. There are no assurances that such additional funding will be obtained and that we will succeed in our future operations. If we are unable to achieve positive cash flows and profitability in the foreseeable future or cannot successfully raise additional capital and implement its strategic plan, our liquidity, financial condition and business prospects will be materially and adversely affected. Unless the recommended disgorgement and exemplary damages are significantly reduced or eliminated in the final order, there is substantial doubt about our ability to continue as a going concern.

Cash and cash equivalents, restricted cash, and marketable securities held in U.S. dollars at September 28, 2024 and December 30, 2023 were as follows:

	September 28, 2024	December 30, 2023
Domestic locations	$37,142,691	$17,725,979
International locations	38,225	95,547
Subtotal cash and cash equivalents, restricted cash, marketable securities held in U.S. dollars	37,180,916	17,821,526
Cash and cash equivalents held in other currencies and converted to U.S. dollars	111,920	81,159
Total cash and cash equivalents, restricted cash, and marketable securities	$37,292,836	$17,902,685

We have no plans to repatriate the cash and cash equivalents held in our foreign subsidiary Forth Dimension Displays, Ltd. (“FDD”), and, as such, we have not recorded any deferred tax liability with respect to such cash.

We expect to expend between $1.0 million and $2.0 million on capital expenditures in 2024.

Critical Accounting Policies and Estimates

A discussion of our critical accounting policies and estimates is contained in our Annual Report on Form 10-K for the fiscal year ended December 30, 2023.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We invest our excess cash in high-quality U.S. Government, government-backed (e.g., Fannie Mae, FDIC guaranteed bonds and certificates of deposit) and corporate debt instruments, which bear lower levels of relative risk. We believe that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations and cash flows should not be material to our cash flows or income. It is possible that interest rate movements would increase our unrealized gain or loss on debt securities. We are exposed to changes in foreign currency exchange rates primarily through our translation of our foreign subsidiaries’ financial position, results of operations, and transaction gains and losses as a result of non-U.S. dollar denominated cash flows related to business activities in Europe, and remeasurement of U.S. dollars to the British pound, the functional currency of our U.K. subsidiaries. We are also exposed to the effects of exchange rates in the purchase of certain raw materials, which are in U.S. dollars, but the price on future purchases is subject to change based on the relationship of the Japanese yen to the U.S. dollar. We do not currently hedge our foreign currency exchange rate risk. We estimate that any market risk associated with our international operations or investments is unlikely to have a material adverse effect on our business, financial condition or results of operation. Our portfolio of marketable securities is subject to interest rate risk although our intent is to hold securities until maturity. The credit rating of our investments may be affected by the underlying financial health of the guarantors of our investments. We use silicon wafers but do not enter into forward or futures hedging contracts to mitigate against risks related to the price of silicon.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 28, 2024, we conducted an evaluation under the supervision and with the participation of the our management, including our Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) regarding the effectiveness of the design and operation of our disclosure controls and procedures as of September 28, 2024, as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The term “disclosure controls and procedures” means controls and other procedures that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the requisite time periods and that such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of September 28, 2024, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 28, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

BlueRadios, Inc. v. Kopin Corporation, Civil Action No. 16-02052-JLK (D. Col.):

On August 12, 2016, BlueRadios, Inc. (“BlueRadios”) filed a complaint in the U.S. District Court for the District of Colorado, alleging that the Company breached a contract between it and BlueRadios concerning a joint venture between the Company and BlueRadios to design, develop and commercialize micro-display products with embedded wireless technology referred to as “Golden-i,” breached the covenant of good faith and fair dealing associated with that contract, breached its fiduciary duty to BlueRadios, and misappropriated trade secrets owned by BlueRadios in violation of Colorado law (C.R.S. § 7-74-104(4)) and the Defend Trade Secrets Act (18 U.S.C. § 1836(b)(1)). BlueRadios further alleged that the Company was unjustly enriched by its alleged misconduct, BlueRadios is entitled to an accounting to determine the amount of profits obtained by the Company as a result of its alleged misconduct, and the inventorship on at least ten patents or patent applications owned by the Company need to be corrected to list BlueRadios’ employees as inventors and thereby list BlueRadios as co-assignees of the patents. BlueRadios seeks monetary, declaratory, and injunctive relief, including for alleged non-payment of engineering retainer fees.

On October 11, 2016, the Company filed its Answer and Affirmative Defenses. The parties completed expert depositions on November 15, 2019. On December 2, 2019, the Company filed a Motion for Partial Summary Judgment requesting the Court dismiss counts 2-7 in their entirety and counts 1 and 8 in part. BlueRadios also filed a Motion for Partial Summary Judgment alleging it is the co-owner of U.S. Patent No. 8,909,296. Responses to the Motions for Partial Summary Judgment were filed on January 15, 2020, and replies were filed on February 19, 2020. On September 25, 2020, the Court denied BlueRadios’ Motion for Partial Summary Judgment. On August 3, 2022, the Court granted the Company’s Motion for Partial Summary Judgment by dismissing counts 3, 6, 7, the claim for punitive damages under count 2, and count 8 as it relates to patent applications and by denying the motion as it relates to counts 1, 4, and 5, and the remainder of counts 2 and 8. The Court also ordered discovery reopened for certain limited purposes. A trial date was set by the Court for January 22 to February 5, 2024 but then re-scheduled for March 20 to April 16. On Monday, April 22, 2024, after a four week trial, a jury verdict was entered finding for BlueRadios and awarding approximately $5.1 million in damages as well as recommending $19.7 million in disgorgement and exemplary damages. While no final judgment has been issued by the Court, the Court will take that recommendation under advisement and will rule in its final judgment on the final amount after post-trial briefing. On May 22, 2024, the Company filed its Motion for Judgment as a Matter of Law or in the alternative for a New Trial, as well as two submissions arguing that the disgorgement and exemplary damages should not be awarded. That same day, BlueRadios filed motions seeking a permanent injunction prohibiting Kopin from selling any products that incorporate BlueRadios’ trade secrets, over $10 million in pre-judgment interest, and over $10 million in attorneys’ fees and costs. Briefing on those issues concluded on June 26, 2024. On September 25, 2024, the Company filed a supplemental brief on issue preclusion arguing that BlueRadios’ claims were untimely because of findings of fact made in BlueRadios, Inc. v. Hamilton, Brook, Smith & Reynolds, P.C., No. 1:21-cv-10488-DJC, ECF 268 (D. Mass. Sept. 18, 2024). That supplemental briefing concluded on October 29, 2024. The Company is currently considering an appeal of any final judgment. The Company accrued $5.1 million in damages as well as $19.7 million in disgorgement and exemplary damages, which was recorded in the financial statements for the nine months ended September 28, 2024.

Item 1A. Risk Factors

Our business and financial results are subject to numerous risks and uncertainties. As a result, the risks and uncertainties discussed in Part I, Item 1A. Risk Factors in our 2023 Annual Report on Form 10-K should be carefully considered. There have been no material changes in the assessment of our risk factors from those set forth in our Annual Report on Form 10-K for the fiscal year ended December 30, 2023, except for the risk factors noted below.

We may not comply with the Nasdaq continued listing requirements. If we are unable to comply with the continued listing requirements of the Nasdaq Capital Market, our Common Stock could be delisted, which could affect our common stock’s market price and liquidity and reduce our ability to raise capital.

Our common stock is currently listed on The Nasdaq Capital Market which imposes continued listing requirements with respect to listed shares. On October 14, 2024, we received a letter from the Listing Qualifications Department (the “Staff”) of Nasdaq, indicating that our common stock was subject to potential delisting from The Nasdaq Capital Market because, for a period of thirty (30) consecutive business days, the bid price of our common stock had closed below the minimum $1.00 per share requirement for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Requirement”). Nasdaq stated in its letter that in accordance with the Nasdaq Listing Rules, we have been provided an initial period of one hundred eighty (180) calendar days, or until April 14, 2025 (the “Compliance Date”), to regain compliance with the Bid Price Requirement. The letter states that Nasdaq will provide written notification that we have achieved compliance with the Bid Price Requirement if at any time before the Compliance Date, the bid price of our common stock closes at $1.00 per share or more for a minimum of ten (10) consecutive business days.

If we do not regain compliance with the Minimum Bid Price Requirement by the Compliance Date, we may be eligible for an additional 180 calendar day compliance period. To qualify, we will be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the Minimum Bid Price Requirement, and will need to provide written notice of its intention to cure the deficiency during the second 180 calendar day compliance period, by effecting a reverse stock split, if necessary.

If we do not regain compliance with the Minimum Bid Price Requirement by the Compliance Date and is not eligible for an additional compliance period at that time, the Staff will provide written notification to us that our common stock will be subject to delisting. At that time, we may appeal the Staff’s delisting determination to a Nasdaq Hearings Panel.

We intend to monitor the closing bid price of its common stock and may, if appropriate, consider available options to regain compliance with the Minimum Bid Price Requirement. There can be no assurance that we will regain compliance or otherwise maintain compliance with any of the other listing requirements.

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

Ongoing litigation may result in substantial financial and operational impacts.

We are currently involved in litigation related to an alleged breach of contract, which is being pursued by BlueRadios, Inc. (“BlueRadios”). This litigation could lead to a final judgment impacting our financial and operational results. A jury has already awarded $5.1 million in damages as well as recommended $19.7 million in disgorgement and exemplary damages related to this matter. These damages have been accrued, however the liability and or possible future payout could increase or decrease as a result of the final judgement issued by the court.

In addition, on May 22, 2024, we filed a Motion for Judgement as a Matter of Law or in the alternative for a New Trial, as well as submissions arguing that the disgorgement and exemplary damages should not be awarded. There is no guarantee that these will be granted. Furthermore, on the same day, BlueRadios filed a motion seeking a permanent injunction prohibiting us from selling any products that incorporate BlueRadios’ trade secrets, along with requiring us to pay $10 million in pre-judgment interest and over $10 million in attorneys’ fees and costs. Final briefing on the motions occurred on October 18, 2024. If the court rules in favor of BlueRadios on these motions, we may face substantial additional damages beyond those already accrued.

If we choose to appeal, there is no assurance that such an appeal would be successful. An unfavorable outcome could significantly affect our business operations and limit our ability to generate future revenues.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell any securities during the nine months ended September 28, 2024 that were not registered under the Securities Act.

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

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 28, 2024 (Unaudited) and December 30, 2023, (ii) Condensed Consolidated Statements of Operations (Unaudited) for the three and nine months ended September 28, 2024 and September 30, 2023, (iii) Condensed Consolidated Statement of Comprehensive Loss (Unaudited) for the three and nine months ended September 28, 2024 and September 30, 2023, (iv) Condensed Consolidated Statements of Stockholders’ Equity (Unaudited) for the three and nine months ended September 28, 2024 and September 30, 2023, (v) Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 28, 2024 and September 30, 2023, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KOPIN CORPORATION (Registrant)

Date: November 12, 2024	By:	/S/ MICHAEL MURRAY
Michael Murray
President, Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2024	By:	/S/ RICHARD A. SNEIDER
Richard A. Sneider
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)

